Form 10-Q
period 1995-12-31
IRVINE SENSORS CORP/DE/
filed 1996-02-14
CIK 357108

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION  13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended December 31, 1995

                                        OR

[_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

       For the Transition period from __________ to __________

                        Commission file number   1-8402
                                                ---------



                            IRVINE SENSORS CORPORATION
              (Exact name of registrant as specified in its charter)


              Delaware                                 33-0280334
  (State or other jurisdiction of                     (IRS Employer
   incorporation or organization)                  Identification No.)


                   3001 Redhill Avenue, Costa Mesa, California
                     (Address of principal executive offices)

                                      92626
                                    (Zip Code)

                                  (714) 549-8211
               (Registrant's telephone number, including area code)



     Indicate by check mark whether the  registrant  (1)  has filed all reports
required  to  be   filed by Section 13 or 15(d) of the Securities Exchange Act
of 1934 during the preceding 12   months (or  for such  shorter  period that the
registrant  was  required  to file such reports),   and (2) has been subject to
such filing requirements for the past 90 days.

                          Yes  X              No
                             -----              -----

          As of December 31, 1995 there were 16,028,300 shares of Common Stock outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

                           IRVINE SENSORS CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                                                   December 31,     October 1,
                                                                       1995            1995
                                                                   -------------   -------------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                         $  1,173,100    $  4,367,100
 Accounts receivable, net of allowances of $10,000                    2,978,800       2,388,000
 Inventory                                                            4,285,400       2,930,900
 Prepaid expenses                                                       216,600         241,500
                                                                   ------------    ------------
  Total current assets                                                8,653,900       9,927,500
                                                                   ------------    ------------

Equipment, furniture and fixtures, net                                5,984,700       5,649,600
Other assets                                                             30,100          32,100
                                                                   ------------    ------------
                                                                   $ 14,668,700    $ 15,609,200
                                                                   ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                                  $  1,069,800    $  1,302,500
 Accrued expenses                                                       576,600         671,500
 Deferred revenues                                                    1,424,400       1,365,000
 Notes payable and current portion of long-term debt                    158,400         206,400
                                                                   ------------    ------------
  Total current liabilities                                           3,229,200       3,545,400
                                                                   ------------    ------------

Commitment to employee retirement plan                                  149,800               -
                                                                   ------------    ------------
Long-term debt                                                           59,000          78,000
                                                                   ------------    ------------
Deferred royalties payable - affiliated company                         123,200         123,200
                                                                   ------------    ------------
Preferred stock of consolidated subsidiary                              118,500         118,500
                                                                   ------------    ------------
Convertible subordinated debentures                                     150,000       2,250,000
                                                                   ------------    ------------

SHAREHOLDERS' EQUITY:
 Preferred stock, $0.01 par value, 500,000 shares authorized;
  9,354 shares Series B Convertible Cumulative
   Preferred issued and outstanding; aggregate liquidation
   preference of $238,500                                                   100             100
  5,659 shares Series C Convertible Cumulative
   Preferred issued and outstanding; aggregate liquidation
   preference of $271,700                                                   100             100
 Common stock, $0.01 par value, 20,000,000 shares authorized;
  16,028,300 and 15,566,800 shares issued and outstanding               160,300         155,700
 Common stock warrants and unit warrants;
  126,900 issued and outstanding                                              -               -
Paid-in capital                                                      29,639,200      27,025,700
Accumulated deficit                                                 (18,960,700)    (17,687,500)
                                                                   ------------    ------------
  Total shareholders' equity                                         10,839,000       9,494,100
                                                                   ------------    ------------
                                                                   $ 14,668,700    $ 15,609,200
                                                                   ============    ============

     See Accompanying Condensed Notes to Consolidated Financial Statements.

                           IRVINE SENSORS CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                         13 Weeks Ended
                                   --------------------------
                                   December 31,    January 1,
                                        1995         1995
                                   ------------  ------------
Revenues                          $ 2,506,500    $ 1,559,400
Other                                  72,000              -
                                  -----------    -----------
 Total revenues                     2,578,500      1,559,400
                                  -----------    -----------

Cost and expenses:
 Cost of revenues                   2,613,600      1,475,900
 General and administrative           869,500        521,000
 Research and development             372,400        281,700
                                  -----------    -----------
                                    3,855,500      2,278,600
                                  -----------    -----------

Loss from operations               (1,277,000)      (719,200)

 Interest expense                     (34,500)             -
 Interest income                       39,200         41,900
                                  -----------    -----------

Loss before provision
     for income taxes              (1,272,300)      (677,300)
                                  -----------    -----------

Provision for income taxes                900            900
                                  -----------    -----------

Net loss                          $(1,273,200)   $  (678,200)
                                  ===========    ===========

Net loss per common and
 common equivalent share               $(0.08)        $(0.05)
                                  ===========    ===========

Weighted average number
   of shares outstanding           15,846,700     14,784,800
                                  ===========    ===========




     See Accompanying Condensed Notes to Consolidated Financial Statements.

                           IRVINE SENSORS CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                          13 Weeks Ended
                                                                -------------------------------------------------------------
                                                                        December 31, 1995                  January 1, 1995
                                                                ----------------------------       --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash received from customers                                    $ 1,987,700                       $ 1,249,500
 Cash paid to suppliers and employees                             (4,934,000)                       (2,284,500)
 Interest received                                                    39,200                            41,900
 Interest paid                                                        (7,300)                                -
 Income taxes paid                                                      (900)                             (900)
                                                                 -----------                       -----------
  Net cash used in operating activities                                         $(2,915,300)                      $  (994,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital facilities and equipment expenditures                      (729,800)                         (898,900)
 Decrease in marketable securities                                         -                         1,959,400
                                                                 -----------                      -----------
  Net cash (used in) provided by investing activities                              (729,800)                        1,060,500

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of convertible
  subordinate debentures                                             450,000                                 -
 Proceeds from long-term debt                                              -                           152,600
 Principal payments under notes payable
  and capital lease obligations                                      (67,000)                          (23,700)
 Proceeds from common stock issued                                    68,100                            12,500
                                                                 -----------                       -----------
  Net cash provided by financing activities                                         451,100                           141,400
                                                                                -----------                       -----------

Net (decrease) increase in cash and cash equivalents                             (3,194,000)                          207,900
Cash and cash equivalents at beginning of period                                  4,367,100                           437,300
                                                                                -----------                       -----------
 Cash and cash equivalents at end of period                                     $ 1,173,100                       $   645,200
                                                                                ===========                       ===========

RECONCILIATION OF NET LOSS TO NET CASH
   USED IN OPERATING ACTIVITIES:
Net loss                                                                        $(1,273,200)                      $  (678,200)
Adjustments to reconcile net loss to
 net cash used in operating activities:
 Depreciation and amortization                                   $   394,700                       $   230,900
 Commitment to employee retirement plan                              149,800                           116,200
 Increase in accounts receivable                                    (590,800)                         (309,900)
 Increase in inventory                                            (1,354,500)                         (339,900)
 Decrease (increase) in prepaid expenses
   and other assets                                                   26,900                            (1,000)
 Decrease in accounts payable and accrued expenses                  (327,600)                          (71,300)
 Increase in deferred revenues                                        59,400                            59,200
                                                                 -----------                       -----------
  Total adjustments                                                              (1,642,100)                         (315,800)
                                                                                -----------                       -----------

Net cash used in operating activities                                           $(2,915,300)                      $  (994,000)
                                                                                ===========                       ===========

NONCASH INVESTING AND FINANCING ACTIVITIES:
 Commitment to employee retirement plan                                         $   149,800                       $   116,200
                                                                                ===========                       ===========
 Capitalized lease obligations                                                  $         -                       $   152,600
                                                                                ===========                       ===========

     See Accompanying Condensed Notes to Consolidated Financial Statements.

                          IRVINE SENSORS CORPORATION
             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

   The information contained in the following Condensed Notes to Consolidated Financial Statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the 1995 Annual Report to Shareholders of Irvine Sensors Corporation (the "Company"). It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

   The consolidated financial information as of December 31, 1995 and January 1, 1995 included herein is unaudited but includes all normal recurring adjustments which, in the opinion of management of the Company, are necessary to present fairly the consolidated financial position of the Company at December 31, 1995 and the results of its operations and of its cash flows for the 13 week periods ended December 31, 1995 and January 1, 1995, respectively.

   The consolidated financial statements include the accounts of Irvine Sensors Corporation (the "Company") and its wholly owned subsidiaries Carson Alexiou Corporation ("CAC") and Novalog, Inc. ("Novalog"). All significant intercompany transactions have been eliminated in consolidation.

NOTE 2 - INVENTORY

   Title to all inventories remains with the Company. Inventoried materials and costs relate to work-in-process on serial infrared communication chips, customers' orders, generic module parts and memory stacks which the Company anticipates it will sell to customers. Such inventoried costs are stated generally at the total of the direct production costs including overhead. Inventory valuations do not include general and administrative expenses and are valued at the lower of cost or market.

NOTE 3 - CONVERTIBLE SUBORDINATED DEBENTURES

   In conjunction with the fiscal 1995 private financing of $2.25 million of 8 percent convertible subordinated debentures (the "Debentures"), the Company issued an additional $500,000 of Debentures in October 1995 to institutional investors in Europe. The gross proceeds less expenses were added to the Company's general funds. Subsequent to the issuance, the Company registered the shares underlying the Debentures.

   During the first quarter of fiscal 1996, the Company, at the request of certain bond holders, converted $2,600,000 of outstanding Debentures at varying rates into 407,500 shares of the Company's common stock.

NOTE 4 - ISSUANCE OF COMMON STOCK

   During the first quarter of fiscal 1996, the Company issued 54,000 shares of common stock to one employee and two non-employee directors upon exercise of options granted under the Company's Stock Option Plans. The net proceeds of $68,100 were added to the Company's general funds.

NOTE 5 - RELATED PARTY TRANSACTIONS

  In April 1980, the Company entered into an agreement with R&D Leasing Ltd.,
(RDL), a limited partnership in which the Company's Chairman and a Senior Vice-President are general partners with beneficial interests, to design an electronic circuit, to develop certain fabrication processes and to build equipment for testing electronic integrated circuits. In connection with the development of the electronic test equipment under the RDL agreement, certain other proprietary fabrication processes were developed to which RDL retained ownership. Upon the occurrence of certain specified events, such as the use of patented fabrication processes in connection with contracts, the agreement with RDL provides that the Company will pay RDL a royalty fee based on a percentage of revenues from sales of the basic devices using the processes created during the development of this equipment. As of December 31, 1995, the Company owed RDL $123,200 in deferred royalty fees.

NOTE 6 - SUBSEQUENT EVENTS

   In January 1996, the Company finalized negotiations of the terms under which it may acquire and operate the equipment comprising IBM's cubing line located at IBM's Essex Junction, Vermont Plant. The cubing line was established by IBM to manufacture the stacked-chip assemblies required to commercialize the Company's proprietary chip-stacking technology under the joint development alliance that IBM and the Company entered into in 1992 and recently completed. Under the terms of the agreement, an approximate $6.5 million purchase price for the cubing line, valid until March 21, 1996, and the terms of a space lease under which the line could be operated under the Company's management within the IBM facility, have been established. The purchase price must be fully paid by the Company by April 20, 1996 to consummate the transaction.

   The new arrangements also included a Fabrication Services Agreement under which the Company will build cubes for IBM should IBM have a demand for such services during the lease period, which extends through 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS.
         --------------

RESULTS OF OPERATIONS

REVENUES

   The Company achieved another record quarter with revenues of $2,578,500 for the first quarter of fiscal 1996, an increase of 65 percent or $1,019,100 from the first quarter of fiscal 1995. The additional revenues were attributable to a substantial increase in shipments of the Company's new serial infrared communications chip ("SIRComm") and shipments of Memory Short Stacks/TM/ from the Company's Vermont facility. The SIRComm chip has continued to gain market acceptance since its introduction in late fiscal 1995. The increase in shipments of Memory Short Stacks by the Company's Computer Products Operations ("CPO") is a result of substantial increases in bookings for this product that began in the second half of fiscal 1995. The Company's research and development operations, which is largely dependent on contracts from the U.S. Government's military agencies and subcontracts from major Government contractors, has been adversely affected by funding delays caused by the Federal Government's budget crisis.

   Other revenues were derived from a license agreement with Unitrode Corporation which involves the transfer of technology required to produce Novalog's SIRComm chip.

COSTS OF REVENUES

   Costs of revenues as a percentage of revenue increased from 95 percent for the first quarter of fiscal 1995 to 101 percent for fiscal 1996. This increase is primarily due to the Company's inability to recover indirect costs in the Company's research and development unit due to funding delays on existing contracts and the inability to obtain new contracts during the Federal Government's budget crisis.

RESEARCH AND DEVELOPMENT

   The Company increased its expenditure in research and development by $90,700 or 32 percent during the first quarter of fiscal 1996 compared to the first quarter of fiscal 1995. The increase was primarily attributable to efforts directed at developing the next generation SIRComm products, and to a lessor extent, research directed toward process improvements at the Company's other operations.

GENERAL AND ADMINISTRATIVE

   General and administrative expense ("G&A") increased $348,500 or 67% from the first quarter of fiscal 1995. As a percentage of revenues, G&A increased from 33% for the first quarter of fiscal 1995 to 34% for the first quarter of fiscal 1996. The increase was due to additional labor and benefits associated with the Company's marketing efforts plus general increases in fixed costs and operating supplies related to the growth in the Company's infrastructure experienced during the first quarter of fiscal 1996.

INTEREST INCOME AND INTEREST EXPENSE

   Interest income decreased $2,700 from the first quarter of fiscal 1995. Interest expense increased $34,500 from the first quarter of fiscal 1995. The increase in interest expense was attributable to the issuance of subordinated debenture bonds (See Note 3 of Notes to Consolidated Financial Statements) and from capital lease obligations incurred during fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's continued growth had an adverse impact on liquidity and capital resources. At December 31, 1995, the Company had cash and cash equivalents of $1,173,100 which reflects a $3,194,000 reduction in the balance from October 1, 1995. Working capital decreased $957,400 from October 1, 1995 to

$5,424,700 primarily due to the acquisition of capital equipment and facilities improvements. The current ratio at December 31, 1995 was 2.8:1 compared to 2.7:1 at the end of fiscal 1995. Cash and cash equivalents were primarily used to fund increases in accounts receivable and inventory balances of $590,800 and $1,354,500, respectively, and for capital additions.

   The Company is continuing to invest in improvements to its facilities and capital equipment both in California and Vermont. In the first quarter of fiscal 1996, the Company invested $729,800 in these improvements. The Company is anticipating the acquisition of certain equipment from IBM during fiscal 1996 related to its cubing line, contingent on the Company securing appropriate financing (See Note 6 of Notes to Consolidated Financial Statements).

   In conjunction with the acquisition of equipment from IBM and the anticipated demand for additional working capital in the near future, the Company has began discussions with both investment banking and lending institutions to secure financing.

   Purchase of the IBM cubing line would materially increase both the operating and financing costs of the Company's Vermont operation. Although the Company believes that the market exists to justify this pending investment, there can be no assurances that the Company will be able to effectively penetrate this market in a timely manner thereby generating the revenues necessary to absorb these additional costs. Further, at the time of this filing, the Company had not consummated the financing necessary to purchase the IBM cubing line, and there can be no assurances that the Company will be successful in obtaining such financing.

                                    PART II

                               OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------

  None.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

   (a) Exhibits.

     None.

   (b) Reports on Form 8-K.

     During the fiscal quarter ended December 31, 1995, the Registrant did not file any report(s) on Form 8-K.

                                 SIGNATURES
                                 ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   IRVINE SENSORS CORPORATION

                                   ----------------------------------------
                                   (Registrant)



Date: February 12, 1996            By:     /s/ John J. Stuart, Jr.
                                   --------------------------------------------
                                   John J. Stuart, Jr.
                                   Chief Financial Officer
                                   (Principal Accounting Officer)