Form 10-Q/A
period 1995-12-31
IRVINE SENSORS CORP/DE/
filed 1996-03-20
CIK 357108

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                  FORM 10-Q/A
(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION  13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

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

                                    PART II

                               OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

   (a) Exhibits.

       Exhibit 27.1  Financial Data Schedule

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



                                   IRVINE SENSORS CORPORATION

                                   ----------------------------------------
                                   (Registrant)



Date: March 19, 1996               By:     /s/ John J. Stuart, Jr.
                                   --------------------------------------------
                                   John J. Stuart, Jr.
                                   Chief Financial Officer
                                   (Principal Accounting Officer)

                                 EXHIBIT INDEX

    EXHIBIT NO.                     DESCRIPTION OF EXHIBIT
    -----------                     ----------------------
    27.1          Financial Data Schedule
