Form 10-Q
period 1996-03-31
IRVINE SENSORS CORP/DE/
filed 1996-05-10
CIK 357108

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 1996

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

     As of March 31, 1996 there were 16,377,900 shares of Common Stock outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

                           IRVINE SENSORS CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                                                     March 31,      October 1,
                                                                       1996            1995
                                                                   -------------   -------------
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                                         $  9,704,200    $  4,367,100
 Accounts receivable, net of allowances of $10,000                    2,151,600       2,388,000
 Inventory                                                            5,699,000       2,930,900
 Prepaid expenses                                                       125,500         241,500
                                                                   ------------    ------------
  Total current assets                                               17,680,300       9,927,500
                                                                   ------------    ------------

Equipment, furniture and fixtures, net                                6,069,500       5,649,600
Other assets                                                            127,900          32,100
                                                                   ------------    ------------

                                                                   $ 23,877,700    $ 15,609,200
                                                                   ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                                  $    970,000    $  1,302,500
 Accrued expenses                                                       683,200         671,500
 Deferred revenues                                                    2,248,200       1,365,000
 Notes payable and current portion of long-term debt                    119,000         206,400
                                                                   ------------    ------------
  Total current liabilities                                           4,020,400       3,545,400
                                                                   ------------    ------------

Commitment to employee retirement plan                                  314,900               -
                                                                   ------------    ------------
Long-term debt                                                           39,800          78,000
                                                                   ------------    ------------
Deferred royalties payable - affiliated company                         123,200         123,200
                                                                   ------------    ------------
Preferred stock of consolidated subsidiary                              118,500         118,500
                                                                   ------------    ------------
Convertible subordinated debentures                                  11,100,000       2,250,000
                                                                   ------------    ------------

SHAREHOLDERS' EQUITY:
 Preferred stock, $0.01 par value, 500,000 shares authorized;
  9,354 shares Series B Convertible Cumulative
   Preferred issued and outstanding; aggregate liquidation
   preference of $238,500                                                   100             100
  5,659 shares Series C Convertible Cumulative
   Preferred issued and outstanding; aggregate liquidation
   preference of $271,700                                                   100             100
 Common stock, $0.01 par value, 40,000,000 shares authorized;
  16,377,900 and 15,566,800 shares issued and outstanding               163,800         155,700
 Common stock warrants and unit warrants;
  269,200 issued and outstanding                                              -               -
Paid-in capital                                                      28,725,200      27,025,700
Accumulated deficit                                                 (20,728,300)    (17,687,500)
                                                                   ------------    ------------
  Total shareholders' equity                                          8,160,900       9,494,100
                                                                   ------------    ------------

                                                                   $ 23,877,700    $ 15,609,200
                                                                   ============    ============

    See Accompanying Condensed Notes to Consolidated Financial Statements.

                           IRVINE SENSORS CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                        13 Weeks Ended                 26 Weeks Ended
                                  --------------------------     ---------------------------
                                   March 31,       April 2,        March 31,      April 2,
                                     1996           1995             1996           1995
                                  -----------    -----------     -----------     -----------
Revenues                          $ 2,045,700    $ 1,762,900     $ 4,552,200     $ 3,322,300
Other                                       -         41,200          72,000          41,200
                                  -----------    -----------     -----------     -----------
 Total revenues                     2,045,700      1,804,100       4,624,200       3,363,500

Cost and expenses:
 Cost of revenues                   2,300,100      1,610,800       4,913,700       3,086,700
 General and administrative         1,026,000        643,100       1,895,500       1,164,100
 Research and development             446,500        384,700         818,900         666,400
                                  -----------    -----------     -----------     -----------
                                    3,772,600      2,638,600       7,628,100       4,917,200
                                  -----------    -----------     -----------     -----------

Loss from operations               (1,726,900)      (834,500)     (3,003,900)     (1,553,700)

 Interest expense                     (46,100)        (2,800)        (80,600)         (2,800)
 Interest income                        6,300         19,000          45,500          60,900
                                  -----------    -----------     -----------     -----------

Loss before provision
     for income taxes              (1,766,700)      (818,300)     (3,039,000)     (1,495,600)
                                  -----------    -----------     -----------     -----------

Provision for income taxes                900              -           1,800             900
                                  -----------    -----------     -----------     -----------

Net loss                          $(1,767,600)   $  (818,300)    $(3,040,800)    $(1,496,500)
                                  ===========    ===========     ===========     ===========

Net loss per common and
 common equivalent share          $     (0.11)   $     (0.06)    $     (0.19)    $     (0.10)
                                  ===========    ===========     ===========     ===========

Weighted average number
   of shares outstanding           16,183,200     14,836,400      16,015,700      14,811,300
                                  ===========    ===========     ===========     ===========

    See Accompanying Condensed Notes to Consolidated Financial Statements.

                           IRVINE SENSORS CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                        26 Weeks Ended
                                                                 ---------------------------------------------------------
                                                                        March 31, 1996                 April 2, 1995
                                                                 ---------------------------    --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash received from customers                                      $ 4,860,600                   $ 2,719,800
 Cash paid to suppliers and employees                               (8,660,500)                   (4,852,400)
 Interest received                                                      45,500                        60,900
 Interest paid                                                         (78,200)                       (2,800)
 Income taxes paid                                                      (1,800)                         (900)
                                                                   -----------                   -----------
  Net cash used in operating activities                                          $(3,834,400)                  $(2,075,400)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital facilities and equipment expenditures                      (1,260,500)                   (1,733,300)
 Decrease in marketable securities                                           -                     4,447,500
                                                                   -----------                   -----------
  Net cash (used in) provided by investing activities                             (1,260,500)                    2,714,200

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of convertible
  subordinate debentures                                            10,330,300                             -
 Proceeds from long-term debt                                           13,200                       152,600
 Principal payments under notes payable
   and capital lease obligations                                      (138,800)                      (36,200)
 Proceeds from common stock issued                                     227,300                        51,300
                                                                   -----------                   -----------
  Net cash provided by financing activities                                       10,432,000                       167,700
                                                                                 -----------                   -----------

Net increase in cash and cash equivalents                                          5,337,100                       806,500
Cash and cash equivalents at beginning of period                                   4,367,100                       437,300
                                                                                 -----------                   -----------

Cash and cash equivalents at end of period                                       $ 9,704,200                   $ 1,243,800
                                                                                 ===========                   ===========

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
Net loss                                                                         $(3,040,800)                  $(1,496,500)
Adjustments to reconcile net loss to
 net cash used in operating activities:
 Depreciation and amortization                                     $   840,600                   $   465,200
 Commitment to employee retirement plan                                314,900                       124,900
 Common stock contributed to employee
   retirement plan                                                           -                       117,800
 Decrease (increase) in accounts receivable                            236,400                      (643,700)
 Increase in inventory                                              (2,768,100)                     (559,200)
 Decrease (increase) in prepaid expenses
   and other assets                                                     20,200                       (16,500)
 Decrease in accounts payable and accrued expenses                    (320,800)                       (1,600)
 Increase (decrease) in deferred revenues                              883,200                       (65,800)
                                                                   -----------                   -----------
  Total adjustments                                                                 (793,600)                     (578,900)
                                                                                 -----------                   -----------
Net cash used in operating activities                                            $(3,834,400)                  $(2,075,400)
                                                                                 ===========                   ===========

NONCASH INVESTING AND FINANCING ACTIVITIES:
 Commitment to employee retirement plan                                          $   314,900                   $   242,700
                                                                                 ===========                   ===========
 Capitalized lease obligations                                                   $    13,200                   $   152,600
                                                                                 ===========                   ===========
 Capital facilities and equipment                                                $         -                   $    41,200
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

   The consolidated financial information as of March 31, 1996 and April 2, 1995 included herein is unaudited but includes all normal recurring adjustments which, in the opinion of management of the Company, are necessary to present fairly the consolidated financial position of the Company at March 31, 1996, the results of its operations for the 13 and 26 week periods ended March 31, 1996 and April 2, 1995 and its cash flows for the 26 week periods ended March 31, 1996 and April 2, 1995.

   The consolidated financial statements include the accounts of Irvine Sensors Corporation and its wholly owned subsidiaries Carson Alexiou Corporation ("CAC") and Novalog, Inc. ("Novalog"). All significant intercompany transactions have been eliminated in consolidation.

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

NOTE 3 - CONVERTIBLE SUBORDINATED DEBENTURES

   In conjunction with the fiscal 1995 private financing of $2.25 million of 8 percent convertible subordinated debentures (the "Debentures"), the Company issued an additional $500,000 of Debentures in October 1995 to institutional investors in Europe. The gross proceeds less expenses were added to the Company's general funds. During the 26 week period of fiscal 1996, the Company, at the request of bond holders, converted the entire $2.75 million of outstanding Debentures at varying rates into 509,400 shares of the Company's common stock which were subsequently registered.

   In a private financing during February and March 1996, the Company issued $11.1 million of 8 percent convertible subordinated debentures due in 1998, to institutional and private investors in Canada and Europe. The Debentures are convertible into shares of common at varying rates which are contingent upon the closing bid prices of the common stock. The Company shall have the right to demand conversion of the Debentures at any time after March 1997. Interest is payable semi-annually on September 30 and March 31 of each year. The debentures are subordinated to prior payment of bank indebtedness of the Company. The gross proceeds less expenses were added to the Company's general funds. There are no restrictions on the use of these funds. The Company has filed a registration statement to register the shares underlying the Debentures.

NOTE 4 - ISSUANCE OF COMMON STOCK

   During the 26 week period of fiscal 1996, the Company issued 222,000 shares of common stock to four employees, one of whom is a director and three non-employee directors upon exercise of options granted under the Company's Stock Option Plans. The Company also issued 79,700 shares of common stock to its foreign investment banker upon exercise of common stock purchase warrants. The net proceeds of $227,300 were added to the Company's general funds.

NOTE 5 - RELATED PARTY TRANSACTIONS

  In April 1980, the Company entered into an agreement with R&D Leasing Ltd.,
(RDL), a limited partnership in which the Company's Chairman and a Senior Vice-President are general partners with beneficial interests, to design an electronic circuit, to develop certain fabrication processes and to build equipment for testing electronic integrated circuits. In connection with the development of the electronic test equipment under the RDL agreement, certain other proprietary fabrication processes were developed to which RDL retained ownership. Upon the occurrence of certain specified events, such as the use of patented fabrication processes in connection with contracts, the agreement with RDL provides that the Company will pay RDL a royalty fee based on a percentage of revenues from sales of the basic devices using the processes created during the development of this equipment. As of March 31, 1996, the Company owed RDL $123,200 in deferred royalty fees.

NOTE 6 - SUBSEQUENT EVENTS

   On April 19, 1996, the Company consummated an agreement for the acquisition and operation of the equipment comprising IBM's cubing line located at IBM's Essex Junction, Vermont facility. The cubing line was established by IBM to manufacture the stacked-chip assemblies required to commercialize the Company's proprietary chip-stacking technology under the joint development alliance that IBM and the Company entered into in 1992 and recently completed. According to the terms of the agreement, the Company acquired the equipment and clean room which comprises the cubing line for a cash payment of approximately $6.5 million. In addition, the Company signed a facility lease agreement for the space required to operate the cubing line under the Company's management within the IBM facility at least through December 1998.

   In April 1996, the Company borrowed $3.0 million from a bank pursuant to a six-year term loan agreement. Interest is payable monthly at prime plus 1.5 percent, and principal is payable monthly beginning the second year of the loan. Ninety percent of this loan is guaranteed by the Rural Economic Community Development Service and Vermont Economic Development Authority. The loan agreement contains restrictive covenants which include the maintenance of minimum tangible net worth, as defined, and of certain financial ratios. The loan is collateralized by substantially all the assets related to the Company's Vermont operations.

   On April 22, 1996, the Company filed a report on Form 8-K covering the acquisition of the cubing line and lease agreement with IBM, and for the 8 percent convertible subordinated debentures issued by the Company to obtain the necessary financing to complete the purchase agreement with IBM.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS.
         --------------

   Except for historical information contained herein, this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements contained herein are subject to certain risks and uncertainties, including those discussed below and in the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 1995, that could cause actual results to differ materially from those projected. Investors are cautioned not to place undue reliance on these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

REVENUES

   Revenues for the 26 week period ended March 31, 1996 of $4,624,200 surpassed all previous records for a 26 week period and represents an increase of $1,260,700 or 37 percent from the corresponding period in fiscal 1995. Revenues for the 13 week period ended March 31, 1996 increased $241,600 or 13 percent from the corresponding period in fiscal 1995. The growth in revenues was attributable to increases in shipments of the Company's new serial infrared communications chip ("SIRComm") from the Company's wholly-owned subsidiary, Novalog, Inc., and shipments of Memory Short Stacks(TM) from the Company's Vermont facility. The SIRComm chip has continued to gain market acceptance since its introduction in late fiscal 1995. The increase in shipments of Memory Short Stacks by the Company's Computer Products Operations ("CPO") is a result of substantial increases in bookings for this product that began in the second
half of fiscal 1995.   The Company's research and development operations, which
is largely dependent on contracts from the U.S. Government's military agencies and subcontracts from major Government contractors, continued to be adversely affected by funding delays as a result of the Federal Government's budget crisis.

   Other revenues were derived from a license agreement with Unitrode Corporation which involves the transfer of technology required to produce Novalog's SIRComm chip.

COSTS OF REVENUES

   Costs of revenues as a percentage of revenues for the 13 and 26 week periods ended March 31, 1996 were 112 percent and 106 percent, respectively, as compared to 89 percent and 92 percent for the comparable periods in fiscal 1995. The increase in costs of revenues was due to the Company's inability to recover indirect costs in the Company's research and development unit due to funding delays on existing contracts and the inability to obtain new contracts during
the Federal Government's budget crisis.   In addition, overhead costs at CPO
increased in connection with of the completion of the joint development activities with IBM to commercialize the Company's chip-stacking technology and from efforts to ramp-up production of stacked memory products to meet existing backlog requirements and projected bookings.

   In conjunction with the acquisition of the IBM cubing line and the related facility lease (See Note 6 of Notes to Consolidated Financial Statements) the Company anticipates that the costs at the Vermont operation will adversely impact the results of operations in the immediate future until the output of the line and corresponding shipments of products can be substantially increased. Although the Company believes that the market exists to justify the investment required to increase production, there can be no assurance that the Company will be able to effectively penetrate this market in a timely manner thereby generating the revenues necessary to absorb these additional costs.

RESEARCH AND DEVELOPMENT

   The Company increased its expenditure in research and development by $61,800 and $152,500 or 16 percent and 23 percent during the 13 and 26 week periods ended March 31, 1996, respectively, compared to the corresponding periods in fiscal 1995. The increases were primarily attributable to efforts directed at developing the next generation SIRComm products, and to a lessor extent, research directed toward process improvements at the Company's other operations.

GENERAL AND ADMINISTRATIVE

   During the first half of fiscal 1996, the Company experienced steady growth in its administrative infrastructure related to the increase in business activity and the anticipation of future growth. As a percentage of revenues, general and administrative expense was 50 percent and 41 percent for the 13 and 26 week period compared to 36 percent and 35 percent in fiscal 1995, respectively. The increase consisted of additional labor costs primarily directed towards the Company's marketing efforts combined with general increases in fixed costs, operating supplies and services.

INTEREST EXPENSE

   Interest expense increased $43,300 and $77,800 for the 13 and 26 week periods ended March 31, 1996, respectively, compared to the similar periods in fiscal 1995. The increase in interest expense was primarily attributable to interest payable on subordinated debenture bonds (See Note 3 of Notes to Consolidated Financial Statements) and to interest on capital lease obligations incurred during fiscal 1995. In conjunction with the $3.0 million bank loan (See Note 6 of Notes to Consolidated Financial Statements) and the $11.1 million in new convertible subordinated debentures (See Note 3 of Notes to Consolidated Financial Statements), the Company anticipates interest expense to increase accordingly.

LIQUIDITY AND CAPITAL RESOURCES

   At March 31, 1996, the Company had cash and cash equivalents of $9,704,200, working capital of $13,659,900 and a current ratio of 4.4 to 1 which represent significant increases from the end of fiscal 1995. The improvement in liquidity resulted from the issuance of $11.6 million of 8 percent convertible subordinated debentures bonds (See Note 3 of Notes to Consolidated Financial Statements) in the first half of fiscal 1996. The primary uses of cash and cash equivalents during the first half of fiscal 1996 were to fund the Company's operating loss, the increase in inventory and capital facilities and equipment investments.

   The Company is continuing to invest in improvements to its facilities and capital equipment both in California and Vermont. In the first half of fiscal 1996, the Company invested $1,260,500 in these improvements. The Company is anticipating the current rate of capital expenditures to increase in the immediate future.

   On April 19, 1996, the Company consummated the purchase of the IBM cubing line with an approximate $6.5 million cash payment to IBM (See Note 6 of Notes to Consolidated Financial Statements).

   In April 1996, the Company borrowed $3.0 million from a bank pursuant to a six-year term loan agreement (See Note 6 of Notes to Consolidated Financial Statements). The Company anticipates that the existing working capital and the funds from the bank loan will be sufficient to meet its needs in the immediate future.

   At March 31, 1996, the Company's funded backlog was approximately $5,606,200 compared to $2,449,400 at April 2, 1995. In addition, existing contracts include approximately $5,113,900 of unfunded backlog which typically is funded when the previously funded amounts have been expended.

                                    PART II

                               OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------

   None.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

   The Company's annual meeting of Shareholders was held on February 23, 1996 pursuant to notice duly given to all shareholders on the record date of December 29, 1995. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934.

   The Shareholders approved the amendment to the company's Certificate of Incorporation to increase the number of authorized shares of Common Stock to 40,000,000. There were 12,962,600 affirmative votes cast in favor of the proposal, 775,400 negative votes, 192,000 abstentions and 2,848,900 broker non-votes.

   The Shareholders also ratified a proposal selecting the accounting firm of Price Waterhouse LLP to continue to serve as the Company's independent accountants for the fiscal year 1996. There were 13,755,200 affirmative votes cast in favor of the proposal, 129,600 negative votes, 65,200 abstentions and 2,828,900 broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

   (a) Exhibits.

       Exhibit 27.1    Financial Data Schedule

   (b) Reports on Form 8-K.

       During the fiscal quarter ended March 31, 1996, the Registrant did not file any report(s) on Form 8-K.

                                 SIGNATURES
                                 ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   IRVINE SENSORS CORPORATION
                                   ---------------------------------------
                                           (Registrant)



Date: May 10, 1996                 By:  /s/ John J. Stuart, Jr.
                                   ---------------------------------------
                                   John J. Stuart, Jr.
                                   Chief Financial Officer
                                   (Principal Accounting Officer)