Form 10-Q
period 1996-06-30
IRVINE SENSORS CORP/DE/
filed 1996-08-07
CIK 357108

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1996

                                        OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

          As of June 30, 1996 there were 17,724,500 shares of Common Stock outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------
                           IRVINE SENSORS CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                                                     June 30,       October 1,
                                                                       1996            1995
                                                                   -------------   -------------
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                                         $  3,040,800    $  4,367,100
 Accounts receivable, net of allowances of $10,000                    2,175,100       2,388,000
 Inventory                                                            7,986,000       2,930,900
 Prepaid expenses                                                       122,700         241,500
                                                                   ------------    ------------
  Total current assets                                               13,324,600       9,927,500
                                                                   ------------    ------------

Equipment, furniture and fixtures, net                               12,320,700       5,649,600
Other assets                                                            192,900          32,100
                                                                   ------------    ------------

                                                                   $ 25,838,200    $ 15,609,200
                                                                   ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                                  $  1,931,500    $  1,302,500
 Accrued expenses                                                       721,800         671,500
 Deferred revenues                                                    2,960,900       1,365,000
 Notes payable and current portion of long-term debt                     80,600         206,400
                                                                   ------------    ------------
  Total current liabilities                                           5,694,800       3,545,400
                                                                   ------------    ------------

Commitment to employee retirement plan                                  168,000               -
                                                                   ------------    ------------
Long-term debt                                                        3,022,100          78,000
                                                                   ------------    ------------
Deferred royalties payable - affiliated company                         123,200         123,200
                                                                   ------------    ------------
Preferred stock of consolidated subsidiary                              118,500         118,500
                                                                   ------------    ------------
Convertible subordinated debentures                                   5,950,000       2,250,000
                                                                   ------------    ------------

SHAREHOLDERS' EQUITY:
 Preferred stock, $0.01 par value, 500,000 shares authorized;
  9,354 shares Series B Convertible Cumulative
   Preferred issued and outstanding; aggregate liquidation
   preference of $238,500                                                   100             100
  5,659 shares Series C Convertible Cumulative
   Preferred issued and outstanding; aggregate liquidation
   preference of $271,700                                                   100             100
 Common stock, $0.01 par value, 40,000,000 shares authorized;
  17,724,500 and 15,566,800 shares issued and outstanding               177,200         155,700
 Common stock warrants; 239,200 and 126,200
  issued and outstanding                                                      -               -
Paid-in capital                                                      34,467,800      27,025,700
Accumulated deficit                                                 (23,883,600)    (17,687,500)
                                                                   ------------    ------------
  Total shareholders' equity                                         10,761,600       9,494,100
                                                                   ------------    ------------

                                                                   $ 25,838,200    $ 15,609,200
                                                                   ============    ============

     See Accompanying Condensed Notes to Consolidated Financial Statements.

                           IRVINE SENSORS CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                          13 Weeks Ended                39 Weeks Ended
                                  --------------------------     ---------------------------
                                    June 30,      July 2,         June 30,         July 2,
                                      1996          1995            1996             1995
                                  -----------    -----------     -----------     -----------

Revenues                          $ 1,917,700    $ 2,332,100     $ 6,469,900     $ 5,654,400
Other                                       -         45,200          72,000          86,400
                                  -----------    -----------     -----------     -----------
 Total revenues                     1,917,700      2,377,300       6,541,900       5,740,800

Costs and expenses:
 Cost of revenues                   3,478,400      1,887,800       8,392,100       4,974,500
 General and administrative         1,016,700        676,800       2,912,200       1,840,900
 Research and development             474,600        396,300       1,293,500       1,062,700
                                  -----------    -----------     -----------     -----------
                                    4,969,700      2,960,900      12,597,800       7,878,100
                                  -----------    -----------     -----------     -----------

Loss from operations               (3,052,000)      (583,600)     (6,055,900)     (2,137,300)

 Interest expense                    (152,400)        (2,400)       (233,000)         (5,200)
 Interest income                       49,100          8,800          94,600          69,700
                                  -----------    -----------     -----------     -----------

Loss before provision
 for income taxes                  (3,155,300)      (577,200)     (6,194,300)     (2,072,800)

Provision for income taxes                  -              -           1,800             900
                                  -----------    -----------     -----------     -----------

Net loss                          $(3,155,300)   $  (577,200)    $(6,196,100)    $(2,073,700)
                                  ===========    ===========     ===========     ===========

Net loss per common and
 common equivalent share          $     (0.19)   $     (0.04)    $     (0.38)    $     (0.14)
                                  ===========    ===========     ===========     ===========

Weighted average number
 of shares outstanding             16,990,400     14,877,700      16,341,800      14,833,500
                                  ===========    ===========     ===========     ===========


     See Accompanying Condensed Notes to Consolidated Financial Statements.

                           IRVINE SENSORS CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                             39 Weeks Ended
                                                       ------------------------------------------------------------
                                                                June 30, 1996                July 2, 1995
                                                       ---------------------------    -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash received from customers                           $  6,754,800                  $ 5,018,300
 Cash paid to suppliers and employees                    (13,541,000)                  (7,632,700)
 Interest received                                            94,600                       69,700
 Interest paid                                              (110,200)                      (5,200)
 Income taxes paid                                            (1,800)                        (900)
                                                        ------------                  -------------
  Net cash used in operating activities                                $(6,803,600)                    $(2,550,800)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital facilities and equipment expenditures            (8,177,300)                  (2,320,400)
 Decrease in marketable securities                                 -                    4,447,500
                                                        ------------                  -------------
  Net cash (used in) provided by investing activities                   (8,177,300)                      2,127,100

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of convertible
  subordinate debentures                                  10,330,300                            -
 Proceeds from long-term debt                              3,013,200                      191,500
 Proceeds from bank line of credit                                 -                      101,800
 Principal payments under notes payable
    and capital lease obligations                           (194,900)                     (50,800)
 Proceeds from common stock issued                           506,000                      112,500
                                                        ------------                  -------------
  Net cash provided by financing activities                             13,654,600                         355,000
                                                                       -------------                   ------------

Net decrease in cash and cash equivalents                               (1,326,300)                        (68,700)
Cash and cash equivalents at beginning of period                         4,367,100                         437,300
                                                                       -------------                   ------------
Cash and cash equivalents at end of period                             $ 3,040,800                     $   368,600
                                                                       =============                   ============
RECONCILIATION OF NET LOSS TO NET CASH USED IN
OPERATING ACTIVITIES:
Net loss                                                               $(6,196,100)                    $(2,073,700)
Adjustments to reconcile net loss to
 net cash used in operating activities:
 Depreciation and amortization                          $  1,506,200                  $   744,500
 Commitment to employee retirement plan                      168,000                      135,800
 Common stock contributed to employee
   retirement plan                                           327,300                      242,400
 Decrease (increase) in accounts receivable                  212,900                     (620,700)
 Increase in inventory                                    (5,055,100)                  (1,117,800)
 Increase in prepaid expenses and other assets               (42,000)                    (135,300)
 Increase in accounts payable and accrued expenses           679,300                      566,600
 Increase (decrease) in deferred revenues                  1,595,900                     (190,800)
                                                        ------------                  -------------
  Total adjustments                                                       (607,500)                       (375,300)
                                                                       -------------                   ------------
Net cash used in operating activities                                  $(6,803,600)                    $(2,449,000)
                                                                       =============                   ============
NONCASH INVESTING AND FINANCING ACTIVITIES:
 Bonds converted to common stock                                       $ 7,900,000                     $         -
                                                                       =============                   ============
 Commitment to employee retirement plan                                $   495,300                     $   378,200
                                                                       =============                   ============
 Capitalized lease obligations                                         $    13,200                     $   191,500
                                                                       =============                   ============
 Capital facilities and equipment                                      $         -                     $    86,400
                                                                       =============                   ============

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

   The consolidated financial information as of June 30, 1996 and July 2, 1995 included herein is unaudited but includes all normal recurring adjustments which, in the opinion of management of the Company, are necessary to present fairly the consolidated financial position of the Company at June 30, 1996, the results of its operations for the 13 and 39 week periods ended June 30, 1996 and July 2, 1995 and its cash flows for the 39 week periods ended June 30, 1996 and July 2, 1995.

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

NOTE 3 - CONVERTIBLE SUBORDINATED DEBENTURES

   In conjunction with the fiscal 1995 private financing of $2.25 million of 8 percent convertible subordinated debentures (the "Debentures"), the Company issued an additional $500,000 of Debentures in October 1995 to institutional investors in Europe. The gross proceeds less expenses were added to the Company's general funds. During the first half of fiscal 1996, the Company, at the request of bond holders, converted the entire $2.75 million of outstanding Debentures at varying rates into 509,400 shares of the Company's common stock which were subsequently registered.

   In a private financing during February and March 1996, the Company issued $11.1 million of 8 percent convertible subordinated debentures due in 1998, to institutional and private investors in Canada and Europe. The Debentures are convertible into shares of common stock at varying rates which are contingent upon the closing bid prices of the common stock. The Company shall have the right to demand conversion of the Debentures at any time after March 1997. Interest is payable semi-annually on January 31 and July 31 of each year. The Debentures are subordinated to prior payment of bank indebtedness of the Company. The gross proceeds less expenses were added to the Company's general funds. In May 1996, the Company filed a registration statement covering 2,997,000 shares, the approximate number of shares estimated to underly the Debentures based on the then projected trading range of the Company's stock. The Company intends to file a subsequent registration statement adjusting the number of shares underlying the Debentures to reflect actual conversions and changes in the trading range of the Company's stock. As of the date hereof, said adjustment would require the registration of an additional 402,000 shares of common stock. During the third quarter of fiscal 1996, the Company, at the request of bond holders, converted $5.15 million of outstanding Debentures at varying rates into 1,222,400 shares of the Company's common stock.

NOTE 4 - ISSUANCE OF COMMON STOCK

   During the 39 week period of fiscal 1996, the Company issued 257,100 shares of common stock to seven employees, two of whom are officers and one officer-director, and three non-employee directors upon exercise of options granted under the Company's Stock Option Plans. The Company also issued 79,700 shares of common stock to its foreign investment banker and 30,000 shares to a warrant holder, both of whom exercised outstanding common stock purchase warrants. The net proceeds of $506,000 were added to the Company's general funds.

NOTE 5 - ACQUISITION OF EQUIPMENT

   On April 19, 1996, the Company consummated an agreement for the acquisition and operation of the equipment comprising IBM's cubing line located at IBM's Essex Junction, Vermont facility. The cubing line was established by IBM to manufacture the stacked-chip assemblies required to commercialize the Company's proprietary chip-stacking technology under the joint development alliance that IBM and the Company entered into in 1992 and recently completed. According to the terms of the agreement, the Company acquired the equipment and clean room which comprises the cubing line for a cash payment of approximately $6.5 million. In addition, the Company signed a facility lease agreement for the space required to operate the cubing line under the Company's management within the IBM facility at least through December 1998. The Company's facility expenses have been approximately doubled by this agreement and are expected to increase by an additional $1.1 million per year in calendar years 1997 and 1998.

NOTE 6 - BANK LOAN

   During April 1996, the Company borrowed $3.0 million from a bank pursuant to a six-year term loan agreement. Interest is payable monthly at prime plus 1.5 percent, and principal is payable monthly beginning the second year of the loan. Ninety percent of this loan is guaranteed by the Rural Economic Community Development Service and Vermont Economic Development Authority. The loan agreement contains restrictive covenants which include the maintenance of minimum tangible net worth, as defined, and certain other financial ratios. The loan is collateralized by substantially all the assets related to the Company's Vermont operations.

NOTE 7 - RELATED PARTY TRANSACTIONS

   In April 1980, the Company entered into an agreement with R&D Leasing Ltd.,
(RDL), a limited partnership in which the Company's Chairman and a Senior Vice-President are general partners with beneficial interests, to design an electronic circuit, to develop certain fabrication processes and to build equipment for testing electronic integrated circuits. In connection with the development of the electronic test equipment under the RDL agreement, certain other proprietary fabrication processes were developed to which RDL retained ownership. Upon the occurrence of certain specified events, such as the use of patented fabrication processes in connection with contracts, the agreement with RDL provides that the Company will pay RDL a royalty fee based on a percentage of revenues from sales of the basic devices using the processes created during the development of this equipment. As of June 30, 1996, the Company had accrued $123,200 in deferred royalties payable to RDL.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
OF OPERATIONS.
- --------------

   Except for historical information contained herein, this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements contained herein are subject to certain risks and uncertainties, including such factors, among others, as the pace at which new markets develop, the ability of the Company to introduce new products and ramp up manufacturing in a timely manner while controlling its operating expenses and the response of competitors, many of whom are bigger and better financed than the Company. In addition, the scope of the Company's growth plan may introduce unanticipated risks and financial requirements. The availability of external financing for the Company's plan cannot be assured and is subject to numerous factors including those unrelated to the Company's performance such as economic and market conditions. Further, the Company's financial performance prior to substantial growth in revenues may not permit additional equity financing and may place at risk the continuation of its long-term debt financing because of inability to achieve financial convenants. Accordingly, investors are advised to assess forward-looking statements contained herein with caution. Additional information on various risk and uncertainties potentially affecting the Company's results are discussed below and are contained in publicly filed disclosures available through the Securities Exchange Commission EDGAR database (www.sec.gov) or from the Company's Investor Relations.

RESULTS OF OPERATIONS

REVENUES

   Revenues for the 39 week period ended June 30, 1996 of $6,541,900 surpassed all previous records for a 39 week period and represents an increase of $801,100 or 14 percent from the corresponding 39 week period in fiscal 1995. The growth in revenues for the 39 week period was attributable to increases in shipments of Memory Short Stacks/TM/ from the Company's Vermont facility and shipments of the Company's new serial infrared communications chip ("SIRComm") from the Company's wholly owned subsidiary, Novalog, Inc. The SIRComm chip has continued to gain market acceptance since its introduction in late fiscal 1995. The increase in shipments of Memory Short Stacks by the Company's Computer Products Operations ("CPO") was a result of substantial increases in bookings for this product that began in the second half of fiscal 1995 combined with the continued ramp-up in production of stacked memory products achieved during fiscal 1996.

   The decrease in revenues for the 13 week period ended June 30, 1996 of $459,600 or 19 percent lower than the corresponding period in fiscal 1995 was primarily attributable to procurement delays related to the Company's research and development operations ("ATO") and the timing of product shipments from the CPO unit. Substantial quantities of work-in-process which were inventoried during the 13 week period ended June 30, 1996 are expected to be shipped during the subsequent 13 week period thereby favorably affecting revenues. This timing effect has led to the Company recording revenues in the first four weeks of the subsequent period which exceed 80 percent of the previous 13 weeks. ATO, which is largely dependent on contracts from the U.S. Government's military agencies and subcontracts from major Government contractors, continued to be adversely impacted by delays in contract funding and awards caused by the Federal Government's budget crisis earlier in the year.

   Other revenues were derived from a license agreement with Unitrode Corporation which involves the transfer of technology allowing Unitrode to produce Novalog's SIRComm chip.

COST OF REVENUES

   Cost of revenues as a percentage of revenues for the 13 and 39 week periods ended June 30, 1996 were 181 percent and 128 percent, respectively, as compared to 79 percent and 87 percent for the comparable periods in fiscal 1995. The increases were attributable to the Company's inability to absorb its indirect costs while ramping up its capacity and incurring additional overhead costs. Funding delays on existing contracts and the inability to obtain new contracts as mentioned above created temporary under-absorbed costs at the Company's research and development unit. A substantial escalation of overhead costs occurred at CPO as a result of the IBM cubing line acquisition and facility lease, the completion of the joint development activities with IBM to commercialize the Company's chip-stacking technology, and from efforts to ramp-up production of stacked memory products to meet existing backlog requirements and projected bookings. The Company anticipates the overhead costs at the Vermont operation, including an increase in rent expense projected to occur in the next two fiscal years (See
Note 5 of Notes to Consolidated Financial Statements), will have a strongly adverse impact on the results of operations in the immediate future until the output of the line and corresponding shipments of products can be substantially increased. To a lesser extent, the recent slow down in the personal computer market impacted Novalog's ability to sustain its initially strong positive gross margin through the third quarter of fiscal 1996.

RESEARCH AND DEVELOPMENT

   The Company increased its expenditure in research and development by $78,300 and $230,800 or 20 percent and 22 percent during the 13 and 39 week periods ended June 30, 1996, respectively, compared to the corresponding periods in fiscal 1995. The increases were primarily attributable to efforts directed at developing the next generation SIRComm products and design efforts aimed at developing new products at the Company's other operations.

GENERAL AND ADMINISTRATIVE

   During the first half of fiscal 1996, the Company experienced moderate growth in its administrative infrastructure in conjunction with the increase in business activity and the anticipation of future growth driven by the transition to a products-based company. During the third quarter of fiscal 1996, general and administrative ("G&A") expense remained consistent with the second quarter. As a percentage of revenues, G&A expense was 53 percent and 45 percent for the 13 and 39 week period compared to 29 percent and 32 percent in fiscal 1995, respectively. The increase in G&A expense is primarily attributable to additional marketing costs associated with promoting the Company's products and efforts directed towards obtaining new research and development contract awards. In addition, the Company incurred non-recurring legal expense in connection with the IBM cube line acquisition and facility lease, its financing activities, and in the incorporation of its wholly owned subsidiary, Novalog, Inc. Other nonspecific nominal increases in G&A expense included additional consulting and travel.

INTEREST EXPENSE/INTEREST INCOME

   Interest expense increased $150,000 and $227,800 for the 13 and 39 week periods ended June 30, 1996, respectively, compared to the similar periods in fiscal 1995. The increase in interest expense was primarily attributable to interest payable on subordinated debenture bonds (See Note 3 of Notes to Consolidated Financial Statements), to interest on the $3.0 million bank loan (See Note 6 of Notes to Consolidated Financial Statements) and to a lesser extent, interest on capital lease obligations incurred primarily during fiscal 1995. Interest income increased from the corresponding periods in fiscal 1995 as a result of additional cash and cash equivalents held in deposits during fiscal 1996 which were obtained from the financing activities discussed above.

LIQUIDITY AND CAPITAL RESOURCES

   During the 39 week period ended June 30, 1996, the Company raised approximately $13.9 million (net of related expenses) from financing activities which included the issuance of $11.6 million 8 percent convertible subordinated debentures (See Note 3 of Notes to Consolidated Financial Statements) and a $3 million bank loan (See Note 6 of Notes to Consolidated Financial Statements). The Company anticipates that it will be in full compliance with two of the three restrictive convenants of its bank loan for the foreseeable future, but will not be in compliance with the third convenant until approximately the mid-point of fiscal 1997 after anticipated Debenture conversions and improvements in operating results. The primary uses of cash and cash equivalents during the 39 week period of fiscal 1996 were for capital facilities and equipment expenditures, funding of the Company's net loss, and the build up of work-in-process inventory. The Company invested approximately

$8.2 million in capital facilities and equipment which included the acquisition of the IBM cubing line with an approximate $6.5 million cash payment to IBM (See
Note 5 of Notes to Consolidated Financial Statements). The Company is anticipating the current rate of capital expenditures (excluding the IBM transaction) to increase in the immediate future. The approximate $5.1 million increase in inventory resulted from the growth in backlog at CPO for Memory Short Stacks and production of custom chip stacks by ATO. An approximate $1.6 million increase in deferred revenues slightly offset the cash used for operations which represented advanced customer payments received for Memory Short Stacks scheduled for delivery in the fourth quarter.

   At June 30, 1996, the Company had cash and cash equivalents of $3,040,800, working capital of $7,629,800 and a current ratio of 2.3 to 1. The Company anticipates that the existing working capital and its ability to obtain pre-payments from customers will be sufficient to meet its cash requirements for the immediate future. However the Company's expansion of its Vermont operation has materially increased its operating and working capital requirements. The Company has undertaken this expansion with the expectation that revenues will grow due to increased orders for its stacked memory products. There can be no assurances that such increased orders will be forthcoming, and failure to achieve such revenue growth would adversely affect the Company's results of operations and its liquidity and capital resources.

   At June 30, 1996, the Company's funded backlog was approximately $9,224,100 compared to $3,610,000 at July 2, 1995. In addition, existing contracts include a small amount of unfunded backlog which typically is funded when the previously funded amounts have been expended.

                                    PART II

                               OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------

     None.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     (a) Exhibits.

         Exhibit 27.1    Financial Data Schedule

     (b) Reports on Form 8-K.

         During the fiscal quarter ended June 30, 1996, the Registrant filed a report on Form 8-K dated April 22, 1996 covering the acquisition of the cubing line and lease agreement with IBM, and for the 8 percent convertible subordinated debentures issued by the Company to obtain the necessary financing to complete the purchase agreement with IBM.

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



                                        IRVINE SENSORS CORPORATION
                                 ----------------------------------------
                                               (Registrant)



Date: August 07, 1996              By:     /s/ JOHN J. STUART, JR.
                                 ----------------------------------------
                                   John J. Stuart, Jr.
                                   Chief Financial Officer
                                   (Principal Accounting Officer)