Form 10-K
period 1996-09-29
IRVINE SENSORS CORP/DE/
filed 1997-01-13
CIK 357108

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

        [X]    ANNUAL REPORT PURSUANT TO SECTION  13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                 For the fiscal year ended September 29, 1996

                                    OR

        [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                 For the Transition period from       to
                                               ------    -------
                        Commission file number 1-8402
                                               ------

                          IRVINE SENSORS CORPORATION
            (Exact name of registrant as specified in its charter)

                       Delaware                           33-0280334
            (State or other jurisdiction of           (I.R.S. Employer
            incorporation or organization)           Identification No.)

     3001 Redhill Avenue, Costa Mesa, California             92626
       (Address of principal executive offices)           (Zip Code)

                                (714) 549-8211
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange on
     Title of each class:                          which registered:

      Common Stock                            Boston Stock Exchange Incorporated

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past ninety (90) days.        Yes X       No
                                                             ---         ---

To the extent known by the registrant, the aggregate market value of the Common Stock held beneficially by-non-affiliates of the registrant was approximately $16,875,300 on December 20, 1996. As the Preferred Stock is not publicly traded it has not been included in the computation.

As of December 20, 1996, there were 19,583,800 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of Registrant's Annual Report to Stockholders for the fiscal year ended September 29, 1996; (Part II); portions of Registrant's Definitive Proxy Statement to be used in connection with Registrant's Annual Meeting of Stockholders to be held on February 28, 1997 (Part III).

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_].

                                    PART I

ITEM 1.  BUSINESS.

GENERAL

     Irvine Sensors Corporation (the "Company" or "ISC") is the developer of a proprietary technology used to produce an extremely compact package of solid state microcircuitry, which it believes offers volume, power, weight and operational advantages for a wide variety of potential military and commercial applications. These advantages result from the Company's ability to assemble microelectronic chips in a three dimensional "stack" instead of alongside each other on flat surfaces, as is the case with conventional methods. This stacking technology has also led to the development of collateral technology for the design of low powered chips, both for chip stacking and for single chip applications. The Company believes that its very low power chip technology may have wide commercial application in portable electronic devices.

     As memory chips, processors and other microelectronic components become larger and faster, the benefits that can be realized from increased operating speed are limited by the communication time and distance between chips. Where tens to hundreds of millions of calculations per second are required, even at the speed of light, distances between electrical components can become an important limitation on the speed of a computer. The Company's approach to shortening interchip distances is to use the third dimension. This is accomplished by placing chips on top of each other in a stack instead of conventional side by side packaging. This approach was conceived and developed by the Company as a means of addressing the demands of space-based surveillance. During June 1992, the Company entered into various agreements with IBM to commercialize the Company's chip-stacking technology under which IBM also has acted as a source of supply for the Company's products. During fiscal 1996, IBM advised the Company that it believed the development phase of its planned activities had been completed. In April 1996, the Company consummated an agreement for the acquisition and operation of equipment comprising IBM's cubing line located at IBM's Essex Junction, Vermont facility. The cubing line was established by IBM under the joint development alliance. According to the terms of the agreement, the Company acquired the equipment and clean room which comprises the cubing line for a cash payment of approximately $6.5 million. In addition, the Company signed a facility lease agreement for the space required to operate the cubing line under the Company's management within the IBM facility at least through December 1998.

     In May 1995, the Company entered into a licensing and production agreement with Unitrode Corporation, a manufacturer of analog/linear integrated circuits, to exploit certain elements of the Company's low powered chip technology.

     Since its inception, the Company has derived the majority of its revenues from its core business of performing research and development of its technology for governmental customers. This core business has progressively broadened from essentially basic research to development of specific applications for both commercial and governmental customers. In fiscal 1995, the Company began to receive its first revenues from commercial products based on its technologies. As demonstrated in fiscal 1996, the Company believes that commercial product revenues will be increasingly significant to its total revenues in the future, although there can be no assurance of profitability based on these anticipated revenues or otherwise.

     The Company has three subsidiaries, the first, Carson Alexiou Corporation, has been inactive since 1985. Novalog, Inc. is an operating company which the Company established in 1995 to expand the Company's low power chip technology. 3D Microsystems, Inc is a newly formed entity which is currently inactive.

PRODUCTS AND TECHNOLOGY

     Drawing from experience gained in packaging electronics for infrared sensor system development, in September 1987, the Company began work on a contract from the Defense Advanced Research Projects Agency ("DARPA") that required ISC to stack memory chips for use in a computer application. In November 1988, the Company delivered to DARPA two 8-layer stacks of Static Random Access Memory ("SRAM") chips. This was the first functioning demonstration of ISC's technology as applied to a device having potential for commercialization. Subsequent to this demonstration, certain computer manufacturers that use memory components in their own products purchased sample stacks of computer memory chips from the Company for evaluation. One such relationship evolved into the joint development alliance with IBM to commercialize the

Company's chip stacking technology. The Company has developed a family of standard products consisting of stacked computer memory chips.

     The Company believes that its chip stacking technology can offer demonstrable benefits to designers of systems that incorporate numerous integrated circuits, by improving speed and reducing size, weight and power usage. In addition, since ISC's technology reduces the number of interconnections between chips, potential system failure points can also decrease.

     The Company believes that the features achievable with its chip stacking technology will have application in space and in aircraft in which weight and volume considerations are dominant, as well as in various other applications in which portability is required and speed is important. The Company intends to exploit its potential market by focusing on the sale of the stacked memory products to high end, high margin government and commercial users to whom the technical improvement will be most valuable. While these applications tend to require lower unit volume, the sales are at significantly higher prices than many applications requiring high volume production. Furthermore, the Company has existing relationships with some of the potential customers in this market.

     Since fiscal 1995, the Company has been shipping quantities of its stacked memory products to customers for both government and commercial purposes. However, there is no assurance that the Company will be successful in marketing such products for widespread applications. The Company also intends to continue to market infrared sensing devices for surveillance, acquisition, tracking and interception applications for a variety of Defense Department and NASA missions.

     In addition to its stacking technology, the Company has developed a Serial Infrared Communications chip using elements of its sensor chip design technology. This device is being used in products which allows computers and computer peripherals to communicate using infrared transmissions in a manner similar to that employed by remote control units for televisions and video cassette recorders. The Company is actively marketing its Serial Infrared Communications chip under the tradename SIRComm/TM /through its subsidiary, Novalog, Inc.

INITIAL COMMERCIAL PRODUCTS: STACKED MEMORY AND SERIAL INFRARED COMMUNICATIONS CHIPS

     The Company's initial products for the commercial marketplace are various forms of stacked memory chips. One such form is referred to as a Memory Short Stack. The Memory Short Stack entails the assembly of a large stack of chips which is predesigned to be separated into easily attachable smaller units. For example, a stack of 100 chips might be designed to be separated into ten ten-layer short stacks. Within the typical dimensions of a single memory chip package, such a configuration permits up to ten chips to be packaged together. Moreover, such a unit can be made to be compatible with existing single-chip packages with only a minimum of redesign. The Company believes that the Memory Short Stack permits memory upgrades for systems that are limited by the dimensions of existing slots, racks or other chip mounting components.

     The Company also builds larger memory modules for mounting on one side (a face consisting of chip edges) with the chips perpendicular to the mounting surface, like a loaf of bread. This results in a module height when mounted which precludes its use where existing space between boards or racks is tightly constrained. The advantage of this approach is that the higher input-output densities achievable with the edge-mounted devices allow system architectures preferred by some customers.

     The demand for performance has produced a wide variety of competitors and competitive systems ranging from various three-dimensional designs to highly dense two-dimensional designs. Although some competitors are generally believed to be better financed, more experienced and organizationally stronger, the Company is not aware of any system in existence or under development that can stack memory chips more densely than its three-dimensional approach. See "Competition."

     The Company is not aware of any technical disadvantages to its chip stacking technology. However, until high volume production is achieved, as to which there is no assurance, the ultimate cost of products utilizing the Company's chip stacking technology cannot be firmly established. Since the Company believes cost will be a major factor in determining utility for many market segments, the Company will remain at a disadvantage in penetrating these segments until manufacturing volumes reach materially higher levels than have been achieved.

     In June 1995, the Company commenced production shipments of an integrated circuit (IC) chip designed to permit mobile units such as notebook computers and cellular phones to communicate with printers, modems or other stationary peripherals by using infrared (IR) signals rather than cables or radio frequency transmissions. The new chip, called SIRComm, for Serial Infrared Communications Controller, is believed to be the first dedicated serial IR receiver chip designed to be completely compliant with the Infrared Data Association's (IrDA) worldwide infrared wireless connectivity standard. The SIRComm chip incorporates elements which evolved from ISC's signal extraction analog circuitry developed over the last decade for military applications. To date, the Company has shipped more than one million of these parts in the international marketplace.

POTENTIAL PRODUCT APPLICATIONS

     Neural Networks. In 1991, the Company received funding from U.S. Navy's Office of Naval Research for potential use of its technology in neural networks. After the successful completion of this phase 1 contract, the Company received a $5,200,000 follow-on contract from the Navy in June 1993 to further develop the neural networks technology. This phase of the contract has been completed and the Company is presently negotiating a second follow-on contract under which the Company will deliver demonstration products to the Navy. Neural networks contain large numbers of sensing nodes which continuously interact with each other, similar to the way that the neurons of a human brain interact to process sensory stimuli. Neural networks are the subject of scientific inquiry because pattern recognition and learning tasks, which humans perform well and computers perform poorly, appear to be dependent on such processing. Neither conventional computers nor advanced parallel processors have the interconnectivity needed to emulate neural network processing techniques. The Company believes its chip-stacking technology offers a way to achieve the very high levels of interconnectivity necessary to construct an efficient artificial neural network. To the Company's knowledge, no other presently available packaging approaches are believed to offer this potential. The full embodiment of this technology is not expected to yield near-term products for the Company, although it is anticipated to keep the Company actively involved in advanced R&D relevant to the Company's long-range business interests. However, elements of this technology, including a proprietary chip set, are currently being developed with a view to early product utilization.

DEVELOPMENT CONTRACT

     In April 1980, the Company entered into an agreement with R & D Leasing Ltd., ("RDL"), a limited partnership in which the Company's Chairman of the Board and a Senior Vice-President are general partners with beneficial interests, to design an electronic circuit, to develop certain fabrication processes and to build equipment for testing electronic integrated circuits. In connection with the development of the electronic test equipment under the RDL agreement, certain other proprietary fabrication processes were developed to which RDL retained ownership. Upon the occurrence of certain specified events, such as the use of RDL's patented fabrication processes in connection with contracts, the agreement with RDL provides that the Company will pay RDL a royalty fee of 3.5% of revenues from sales of the basic devices using the processes created during the development of this equipment. In June 1989, the Board of Directors approved an agreement with RDL whereby $40,000 of royalty fees were converted to a long-term note payable and a warrant to purchase shares of the Company's Common Stock. The note was unsecured, bore no interest and had a due date of June 30, 1995. The warrant to purchase 200,000 shares of Common Stock at 20 cents per share had an expiration date of June 30, 1995.

     In October 1989, the Board of Directors approved an amendment to the RDL agreement. Under the amendment the Company will pay RDL a royalty of 3.5% of all Company sales of the basic devices using the processes created during the development of the RDL equipment. In addition, RDL is entitled to receive an amount equal to 7% of all royalties earned by the Company from sales of these products by the Company's sublicensees. The Company's exclusive rights to the technology extend to all uses, both government and commercial. RDL agreed to defer its royalty claims and subordinate them with respect to all other creditors in exchange for options to purchase up to 1,000,000 shares of the Company's Common Stock, which are exercisable by applying the deferred royalties to the purchase. The initial 500,000 options vested immediately at the time of the initial five year deferral period in October 1989. In October 1994, the remaining 500,000 options vested upon RDL's extended deferral. The 1,000,000 options are exercisable at $1.00 until October 1999. If RDL exercises its option in whole or in part, title to RDL's technology would transfer to the Company and all further royalty obligations would cease. If the option expires unexercised, the subordination provisions would terminate and the accrued royalties would be due and payable in the same manner as any other corporate obligation.

     In October 1990, the Company and RDL consummated an agreement in which full settlement of the $40,000 note was arranged. RDL agreed to the cancellation of the Company's $40,000 debt and surrendered the warrant to purchase 200,000 shares of the Company's stock in exchange for a cash payment of $5,000 and 200,000 unregistered shares of the Company's Common Stock.

     As of September 29, 1996, the Company had accrued $355,700 in deferred royalties. With the exception of the 200,000 unregistered shares of the Company's Common Stock and the $5,000 cash payment to RDL made in connection with the cancellation of the Company's $40,000 note in October 1990, no royalties were paid by the Company during fiscal years 1996, 1995 and 1994. The Company believes that the terms of the foregoing transactions were no less favorable to the Company than would have been obtained from a nonaffiliated third party for similar services.

MANUFACTURING

     The Company manufactures stacked memory products at its facilities in Vermont and California. The Vermont facilities are configured for high volume production where as the California facility is designed for low volume and prototype production. At the present time, the Company stacks DRAM, SRAM and FLASH memory die. The stacking process involves a standard process which fabricates cubes comprising of approximately 50 die layers along with ceramic cap and base substrates laminated with an extremely thin adhesive layer and interconnected with a thin-film bus metalization to bring the chip input/output signals out to the top surface of the stacks. The cubes are then segmented or split into subsections as required for the particular product configuration being built. Finally, the cubes, mini-cubes or short stacks are burned in, tested, graded, kitted for packaging, out-sourced for packaging and screening, and returned for final test.

     The primary components of the Company's non-memory products are integrated circuits and infrared detectors. The integrated circuits are designed by the Company for manufacture by others from silicon wafers and other materials readily available from multiple sources. Due to the ready availability of these materials, the Company does not have any special arrangements with suppliers for their purchase. The Company does not produce detectors. However, the Company has developed a process which enables it to use relatively low cost and unsophisticated detectors which are generally available from numerous sources.

     The primary components of the Company's memory devices are commercial memory chips. To date the Company has obtained the majority of such chips for its products from IBM. However, a variety of alternative sources exist for such commercial products.

     Because of the nature of the sophisticated research and development work performed under its development contracts, the Company designs and assembles equipment for testing and prototype development. The Company utilizes the unique capability of this equipment to seek, qualify for and perform additional contract research and development for its customers. The Company does not have any manufacturing capability to produce electro-optical or infrared detectors.

     Beginning in fiscal year 1993 and through fiscal 1996, the Company significantly enhanced and expanded its production facilities in California and Vermont to meet its current and future requirements for commercial production of stacked memory products.

BACKLOG

     At November 24, 1996, the Company's funded backlog was $5,393,100 compared to $4,991,000 at December 1, 1995. The Company anticipates that all of the funded backlog will be filled in fiscal 1997. In addition, the Company has $813,300 of unfunded backlog of contracts which typically is funded when the previously funded amounts have been expended. The Company is also continuing to negotiate for additional research contracts and commercial sales, which, if obtained, could materially increase this backlog. Failure to obtain these contracts in a timely manner could materially affect the Company's short-term results.

CUSTOMERS AND MARKETING

     The Company anticipates focusing its sensor product marketing efforts on U.S. military agencies or contractors to those agencies. The Company is continually seeking and preparing proposals for additional contracts. The Company has also begun to develop potential non-military uses of its technology. Potential commercial applications may include computer-related electronics packaging and a broad range of industrial recognition devices such as process control devices and security systems.

     In fiscal 1996, contracts with all branches of the U.S. government accounted for 31 percent of the Company's revenues, the remaining 69 percent of the Company's revenues was derived from non-government sources. During fiscal 1996, revenues derived from the U.S. Navy and various divisions of Lockheed Martin Corporation accounted for approximately 16 percent and 44 percent of total consolidated revenues, respectively. Loss of these customers would have a material adverse impact on the Company's short-term results.

     Contracts with government agencies may be suspended or terminated by the government at any time, subject to certain conditions. Similar termination provisions are typically included in agreements with prime contractors. There is no assurance the Company will not experience suspensions or terminations in the future.

     The Company presently has limited marketing resources and thus focuses its efforts in specific areas of interest. The Director of Programs coordinates the marketing activities of senior and technical management with respect to government programs, while a Senior Vice President directs the marketing efforts related to computer products. The President and a Marketing Manager direct the marketing activities of Novalog, Inc. which produces the SIRComm products.

     As a result of the post cold-war defense cutbacks, many defense contractors are experiencing declines in their business base as government agencies' budgets are reduced. The Company believes that as the defense budget decreases there will be more emphasis and funds directed to advanced technology systems and research programs for which the Company is qualified to compete. However, there can be no assurances that the Company will be successful in competing against the larger defense contractors for potential programs.

COMPETITION

     The demand for high performance semiconductors has produced a wide variety of competitors and competitive systems, ranging from various three-dimensional designs to highly dense two-dimensional designs. Some of the Company's competition is generally believed to be better financed, more experienced and organizationally stronger than the Company.

     The Company is aware of two large companies that have developed competing approaches to chip stacking. They are Texas Instruments, Inc. (TI) and Thompson CSF (Thompson). In addition, there are several small companies and divisions of large companies that have various technologies for stacking a limited number of chips.

     The Company is aware of many companies which are currently servicing the military focal plane market. These include Santa Barbara Research Center, TI, Lockheed Martin Corporation, Raytheon, Litton Industries, Infrared Industries, Inc., EG&G Judson, OptoElectronics-Textron, Inc., Dense Pac Inc., and Boeing Corporation. The Company believes that many of its competitors have financial, labor and capital resources greater than those of the Company and there is no assurance that the Company will be able to compete successfully.

     The Company is aware of several companies which currently service the market for serial infrared detectors. They include Hewlett-Packard, Temic, Sharp, and IBM, among others, all of whom have financial, labor and capital resources greater than those of the Company.

RESEARCH AND DEVELOPMENT

     The Company believes government and commercial research contracts will provide the major portion of funding necessary for continuing development of its products. However, the manufacture of stacked circuitry modules in volume will require substantial additional funds, which may involve additional equity or debt financing or a joint venture, license or other arrangement. There can be no assurance that sufficient funding will be available from government or other sources or that the Company's products will be successfully developed for volume production.

     The Company's expenditures for research and development for the fiscal years ended September 29,

1996, October 1, 1995 and October 2, 1994 were $2,009,700, $1,280,000 and
$844,300, respectively. These expenditures of Company funds were in addition to the Company's cost of revenues associated with its customer-sponsored research and development activities. The spending levels of Company funds on research and development compared to its overall expenses are indicative of the Company's resolve to maintain its competitive advantage by developing new products and improving upon its existing technology.

     The Company has funded its research and development activities primarily through contracts with the federal government, with research and development limited partnerships and with funds from the Company's public and private stock and bond offerings.

PATENTS, TRADEMARKS AND LICENSES

     The Company has a policy of protecting its investment in technology by seeking to obtain, where practical, patents on the inventions made by its employees. As of September 29, 1996, 41 U.S. and foreign patents have been issued and other U.S. patent applications are pending. Foreign patent applications corresponding to several of the U.S. patents and patent applications are also pending. There is no assurance that additional patents will issue in the U.S. or elsewhere. Moreover, the issuance of a patent does not carry any assurance of successful application, commercial success or adequate protection. There is no assurance that the Company's existing patents or any other patent that may issue in the future would be upheld if the Company seeks enforcement of its patent rights against an infringer or that the Company will have sufficient resources to prosecute its rights, nor is there any assurance that patents will provide meaningful protection from competition.

     The Company has been advised by its patent counsel, Thomas Plante, Esq., that no adverse patent has been found which might create an infringement problem in the marketing of the Company's HYMOSS and line array focal planes. If others were to assert that the Company is utilizing technology covered by patents held by them, the Company would evaluate the necessity and desirability of seeking a license from the patent holder. There is no assurance that the Company is not infringing on other patents or that it could obtain a license if it were so infringing.

     Those products and improvements which the Company develops under government contracts are generally subject to royalty-free use by the government for government applications. However, the Company has negotiated certain "non-space" exclusions in government contracts and has the right to file for patent protection on commercial products which may result from government-funded research and development activities.

     The Company has exclusive rights to technology developed under an agreement with R & D Leasing, Ltd. ("RDL"), a limited partnership. Under the agreement, the Company will pay royalties of 3.5% of all direct sales, by the Company, of the basic devices using the technology. RDL will also receive 7% of all income earned by the Company from sublicensees. The Company's President and a Senior Vice-President have a beneficial interest in RDL. See "Development Contracts."

ENVIRONMENTAL MATTERS

     The Company believes that it is substantially in compliance with all regulations concerning the discharge of materials into the environment, and such regulations have not had a material effect on the capital expenditures or operations of the Company.

EMPLOYEES

     As of September 29, 1996, the Company had 159 full-time employees and 4 consultants. Of the full-time employees, 128 were engaged in engineering, production and technical support, 5 in sales and marketing and 26 in finance and administration. None of the Company's employees is represented by a labor union and the Company has experienced no work stoppages due to labor problems. The Company considers its employee relations to be excellent.

ITEM 2.  PROPERTIES

         The following table sets forth information with respect to the Company's facilities :

                                                Location           Square Feet   Lease Expiration
                                         -----------------------   -----------   ----------------
     Advanced Technology Operations      Costa Mesa, California         19,000          July 1998

     Computer Products Operations        Burlington, Vermont            20,200      December 1998
                                         Essex Junction, Vermont        20,000      December 1998

     Novalog, Inc.                       Costa Mesa, California          4,100         April 1999

     Corporate                           Costa Mesa, California          6,400          July 1998

     The facilities used by Advanced Technology Operations and Computer Products Operations include laboratories containing clean rooms for operations requiring a working environment with reduced atmospheric particles. The facility at Essex Junction, Vermont contains the cubing line which was established by IBM under a joint development alliance that IBM and the Company entered into in 1992 to commercialize the Company's chip-stacking technology. The Company believes that its facilities are adequate for their respective operations, and that the facilities of the Company are maintained in good repair.

ITEM 3.  LEGAL PROCEEDINGS.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth the range of representative high and low bid prices of the Company's Common Stock (Nasdaq SmallCap Market symbol: IRSN) in the over-the-counter market for the periods indicated, as furnished by NASD, Inc. These prices represent prices among dealers, do not include retail markups, markdowns or commissions, and may not represent actual transactions:

                                                    Common Stock
                                                     Bid Prices
                                                ---------------------
                                                  High        Low
                                                --------   ----------

     Fiscal Year Ended September 29, 1996:
       First Quarter                              $ 9 1/2      $5 1/4
       Second Quarter                             $ 6 1/4      $4 5/8
       Third Quarter                              $ 7 7/8      $4 5/8
       Fourth Quarter                             $ 5 1/8      $2 1/4

     Fiscal Year Ended October 1, 1995:
       First Quarter                              $ 7 1/8      $4 13/16
       Second Quarter                             $ 7 7/8      $5 1/2
       Third Quarter                              $ 7 7/8      $6
       Fourth Quarter                             $10 3/8      $7

     On December 20, 1996, the closing bid and asked prices for the Company's Common Stock were $0.9375 and $1.00, respectively.

         On December 20, 1996, there were approximately 821 stockholders of record and 9,165 beneficial holders based on information provided by the Company's transfer agent.

         The Company has not paid cash dividends on any class of its stock since its incorporation. Under Delaware law there are certain restrictions which limit the Company's ability to pay cash dividends in the future.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following table summarizes certain selected consolidated financial data and is qualified by the more detailed Consolidated Financial Statements incorporated herein by reference (see Item 8, below):

                                                                             FISCAL YEAR ENDED
                                                ----------------------------------------------------------------------------
                                                September 29,     October 1,     October 2,     October 3,    September 27,
                                                    1996             1995           1994           1993           1992
                                                ------------     -----------    -----------    -----------    -------------
Consolidated Statement of Operations Data:
------------------------------------------

Total revenues                                   $ 12,024,200    $ 8,041,400    $ 5,139,400    $ 4,286,300       $3,788,300

Loss from operations                              (11,154,700)    (3,071,500)    (2,629,500)    (1,552,100)        (920,100)

Net loss                                          (11,518,000)    (3,035,800)    (2,463,900)    (1,507,600)        (895,800)

Loss per common and
  common equivalent share                        $      (0.68)   $     (0.20)   $     (0.18)   $     (0.12)      $    (0.08)
                                                 ============    ===========    ===========    ===========       ==========

Weighted average number of
shares outstanding                                 16,874,300     14,966,500     14,141,500     12,865,800       11,430,900
                                                 ============    ===========    ===========    ===========       ==========

     Loss per common and common equivalent shares includes, where applicable, cumulative dividends on Preferred Stock which have not been declared or paid.




                                      September 29,   October 1,    October 2,    October 3,   September 27,
                                          1996           1995          1994          1993          1992
                                      -------------   -----------   -----------   ----------   -------------
Consolidated Balance Sheet Data:
--------------------------------

Current assets                          $ 9,648,200   $ 9,927,500   $ 6,795,500   $2,135,900      $4,189,300
Current liabilities                     $ 5,787,100   $ 3,545,400   $ 1,355,400   $  739,000      $  571,700
Working capital                         $ 3,861,100   $ 6,382,100   $ 5,440,100   $1,396,900      $3,617,600
Total assets                            $21,742,200   $15,609,200   $10,355,400   $3,897,500      $4,600,000
Long-term debt                          $ 6,565,600   $ 2,451,200   $    81,100   $   62,600      $   64,300
Shareholders' equity                    $ 8,312,700   $ 9,494,100   $ 8,800,400   $2,977,400      $3,845,500

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         The information required by Item 7 of this report is set forth on pages 2 through 4 of the Company's 1996 Annual Report to Stockholders and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements, together with the report thereon of Price Waterhouse LLP dated January 10, 1997, appearing on pages 5 through 17 of the Company's 1996 Annual Report to Stockholders are incorporated by reference in this Annual Report on Form 10-K. With the exception of the aforementioned information and the information incorporated in Item 7, the 1996 Annual Report to Stockholders is not to be deemed filed as part of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III


         The following items included in the Company's Definitive Proxy Statement dated January 24, 1997 to be used in connection with the Company's Annual Meeting of Stockholders to be held on February 28, 1997 are incorporated herein by reference:

                                                                   Pages in Proxy Statement
                                                                   ------------------------
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.                 2-5

ITEM 11.  EXECUTIVE COMPENSATION.                                            9-13

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT.                                                     7-9

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.                      15

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

          (a)  The following documents are filed as part of this report:

               1.  Financial Statements:

                                                                   Pages in
                                                                 Annual Report*
                                                                 --------------
               Consolidated Balance Sheet                               5
               Consolidated Statement of Operations                     6
               Consolidated Statement of Shareholders' Equity           7
               Consolidated Statement of Cash Flows                     8
               Notes to Consolidated Financial Statements            9-16
               Report of Independent Accountants                       17

       * Incorporated by reference from the indicated pages of the 1996 Annual Report to Stockholders.

       2. Financial Statement Schedules:

       Report of Independent Accountants on Financial Statements

       Schedules for the fiscal years ended September 29, 1996, October 1, 1995, and October 2, 1994:

       Schedule II - Valuation and Qualifying Accounts

       All other schedules have been omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto which have been incorporated herein by reference.

       3. Exhibits - The following is a list of the exhibits to this report:

Exhibit
Number   Exhibit Description
-------  -------------------
    3.1  Certificate of Incorporation, as amended to date. (8)
    3.2  By-Laws, as amended to date.
    4.1  Specimen Common Stock certificate. (8)
    4.2  Form of Representative's Warrants. (9)
   10.1  (A) 1981 Incentive Stock Option Plan and 1981 Nonstatutory Stock Option Plan, as amended to date, and (B) Form of Stock
         Option Agreement. (1)(2)
   10.2  Lease Agreements for the premises at 3001 Redhill Avenue, Building III, Costa Mesa, California. (11)
   10.3  Employee Stock Bonus Plan and Trust Agreement dated June 29, 1982 effective December 31, 1982 (3), Amendment dated December 14, 1982. (4)
   10.4  Amendment to Employee Stock Bonus Plan and Trust Agreement dated September 25, 1990. (8)
   10.5  Master Trust Agreement for Employee Deferred Benefit Plans dated August 22, 1990. (5)
   10.6  Agreement with R&D Leasing, Ltd. and Note Payable dated June 23, 1989. (6)
   10.7  License Agreement with R&D Leasing, Ltd. dated October 20, 1989. (6)
   10.8  Agreement with R&D Leasing, Ltd. dated October 1, 1990. (7)
   10.9  Contract between the Company and U.S. Army Strategic Defense Command dated September 28, 1990. (7)
  10.10  1991 Stock Option Plan, as adopted by the Board of Directors December 9, 1991. (8)
  10.11  Form of Stock Option Agreement for 1991 Stock Option Plan. (9)
  10.12  Contract between the Company and Office of Naval Research dated July 8, 1993. (10)
  10.13  Amendment to Employee Stock Bonus Plan and Trust agreement dated October 4, 1993. (12)
  10.14  Lease Agreement for the premises at 1 Green Tree Park, South Burlington, Vermont. (12)
  10.15  Contract between the Company and Naval Air Warfare Center dated March 31, 1995. (12)
  10.16  License Agreement with Unitrode Integrated Circuits Corporation dated May 30, 1995. (12)
  10.17  Purchase Order from Cray Research, Inc. dated May 8, 1995. (12)
  10.18  Subcontract between the Company and Lockheed Sanders, Inc. dated June 30, 1995. (12)
  10.19  Office, Manufacturing Facility, and Equipment Lease with International Business Machines Corporation (13)
  10.20   Form of 8% Series A Convertible Subordinated Debentures Due 1998 (13)
  10.21   Form of 8% Convertible Subordinated Debentures Due 1998 (13)
  10.22   Contract between the Company and Nasa Management Office - JPL dated March 12, 1996
  10.23   Contract between the Company and Office of Naval Research dated July 19, 1996
  10.24   Contract between the Company and Wright-Patterson Air Force Base dated August 12, 1996

  10.25   Purchase Order from Loral Federal Systems Co. dated April 26, 1996
  11      Statement re Computation of Per Share Earnings.
  13      Portions of Registrant's Annual Report to Stockholders for the fiscal year ended September 29, 1996.
  21      Subsidiaries of the Registrant
  23.1    Consent of Independent Accountants
  23.2    Consent of Thomas Plante, Esq., Patent Counsel
  27      Financial Data Schedule

 _________________________
(1) Incorporated by reference to Part II of Registrant's Registration Statement on Form S-18 filed with the Commission's Los Angeles Regional Office on December 23, 1981 (Registration No. 2-75512-LA)(the-"S-18 Registration Statement").
(2) Incorporated by reference to Part II of Pre-effective Amendment No. 1 to the S-18 Registration Statement filed with the Commission's Los Angeles Regional Office on February 10, 1982; 1987 amendment filed by amendment to Form 10-K for the fiscal year ended September 27, 1987 .
(3) Incorporated by reference to Part II of Pre-effective Amendment No. 3 to the S-18 Registration Statement filed with the Commission's Los Angeles Regional Office on May 27, 1982.
(4) Incorporated by reference to Part II of Registrant's Registration Statement on Form S-1 filed with the Commission on March 23, 1983 (Registration No. 2-82596) (the "S-1 Registration Statement").
(5) Incorporated by reference to Part II of Pre-effective Amendment No. 3 to the Form S-2 filed with the Commission on March 3, 1987 (Registration No. 33-10134).
(6) Incorporated by reference to Part IV of Registrant's Annual Report on Form 10-K for the fiscal year ended October 1, 1989.
(7) Incorporated by reference to Part IV of Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1990.
(8) Incorporated by reference to Part IV of Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 1991.
(9) Incorporated by reference to Part II of Pre-effective Amendment No. 2 to the Form S-2 filed with the Commission on July 9, 1992 (Registration No. 33-47977).
(10) Incorporated by reference to Part IV of Registrant's Annual Report on Form 10-K for the fiscal year ended October 3, 1993.
(11) Incorporated by reference to Part IV of Registrant's Annual Report on
     Form 10-K for the fiscal year ended   October 2, 1994.
(12) Incorporated by reference to Part IV of Registrant's Annual Report on
     Form 10-K for the fiscal year ended   October 1, 1995.
(13) Incorporated by reference to Registrant's Form 8-K dated April 19, 1996.


     (b)  Reports on Form 8-K:

          No report on Form 8-K was filed by the Company with respect to the quarter ended September 29, 1996.

                                    SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            IRVINE SENSORS CORPORATION



                                            By /s/ JAMES ALEXIOU
                                               ---------------------------
                                               James Alexiou
                                               Chief Executive Officer
                                               Date: January 10, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



    /s/ JAMES ALEXIOU
-----------------------------------            -------------------------------
James Alexiou                                  Thomas H. Lenagh, Director
Chief Executive Officer                        Date:
(Principal Executive Officer)
Date: January 10, 1997


    /s/ JOHN C. CARSON                             /s/ JOHN J. STUART, JR.
-----------------------------------            --------------------------------
John C. Carson, Director                       John J. Stuart, Jr.
Date: January 10, 1997                         Chief Financial Officer
                                               (Principal Accounting Officer)
                                               Date: January 10, 1997


    /s/ JOANNE S. CARSON                           /s/ FRANK P. RAGANO
-----------------------------------            ---------------------------------
Joanne S. Carson, Director                     Frank P. Ragano, Director
Date: January 10, 1997                         Date: January 10, 1997




-----------------------------------
Marc Dumont, Director
Date:

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ON FINANCIAL STATEMENT SCHEDULES
                       --------------------------------



To the Board of Directors of
Irvine Sensors Corporation

Our audits of the consolidated financial statements referred to in our report dated January 10, 1997 appearing on page 17 of the 1996 Annual Report to Shareholders of Irvine Sensors Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ PRICE WATERHOUSE LLP

Costa Mesa, California
January 10, 1997

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                     Additions
                                    Balance at      Charged to                  Balance
                                    Beginning        Costs and                   at End
                                    of Year          Expenses    Deductions     of Year
                                   -------------   -----------   ----------   ----------
Year ended September 29, 1996:
------------------------------

Allowance for doubtful accounts      $ 10,000      $        -    $       -    $   10,000
Inventory reserves                    380,800       1,662,900            -     2,043,700

Year ended October 1, 1995:
---------------------------

Allowance for doubtful accounts      $ 10,000      $        -    $       -    $   10,000
Inventory reserves                          -         380,800            -       380,800

Year ended October 2, 1994:
---------------------------

Allowance for doubtful accounts      $ 10,000     $         -    $       -    $   10,000
Inventory reserves                          -               -            -             -
