Form 10-Q
period 1996-12-29
IRVINE SENSORS CORP/DE/
filed 1997-02-11
CIK 357108

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended December 29, 1996

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

     As of December 29, 1996 there were 19,612,700 shares of Common Stock outstanding.

                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
         --------------------
                          IRVINE SENSORS CORPORATION
                          CONSOLIDATED BALANCE SHEET

                                                                   December 29,    September 29,
                                                                       1996             1996
                                                                   ------------    -------------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                         $ 1,734,600     $  1,954,000
 Accounts receivable, net of allowances of $10,000                   4,172,200        3,023,900
 Inventory                                                           4,423,900        4,386,700
 Prepaid expenses                                                      171,400          283,600
                                                                   ------------    -------------
  Total current assets                                              10,502,100        9,648,200
                                                                   ------------    -------------

Equipment, furniture and fixtures, net                              11,593,800       11,906,700
Other assets                                                           181,800          187,300
                                                                   ------------    -------------

                                                                   $22,277,700     $ 21,742,200
                                                                   ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                                  $ 2,927,500     $  2,197,800
 Accrued expenses                                                    1,075,900          936,100
 Deferred revenues                                                   2,129,500        2,382,600
 Notes payable and current portion of long-term debt                   338,700          270,600
                                                                   ------------    -------------
  Total current liabilities                                          6,471,600        5,787,100
                                                                   ------------    -------------

Long-term debt                                                       2,720,300        2,809,900
Deferred royalties payable - affiliated company                        388,200          355,700
Long-term accrued expenses                                             366,600          458,300
Commitment to employee retirement plan                                  88,600                -

Convertible subordinated debentures                                  1,850,000        3,400,000
                                                                   ------------     ------------
Minority interest in subsidiary                                      1,932,300          500,000
                                                                   ------------     ------------
Preferred stock of consolidated subsidiary                             118,500          118,500
                                                                   ------------     ------------

SHAREHOLDERS' EQUITY:
 Preferred stock, $0.01 par value, 500,000 shares authorized;
  8,833 shares Series B Convertible Cumulative
   Preferred issued and outstanding; aggregate liquidation
   preference of $238,500                                                   50               50
  5,178 shares Series C Convertible Cumulative
   Preferred issued and outstanding; aggregate liquidation
   preference of $264,100                                                   50               50
 Common stock, $0.01 par value, 40,000,000 shares authorized;
  19,612,700 and 18,710,000 shares issued and outstanding              196,100          187,100
 Common stock warrants; 239,200
  issued and outstanding                                                     -                -
Paid-in capital                                                     38,872,000       37,331,000
Accumulated deficit                                                (30,726,600)     (29,205,500)
                                                                   ------------     ------------
  Total shareholders' equity                                         8,341,600        8,812,700
                                                                   ------------     ------------

                                                                   $22,277,700      $21,742,200
                                                                   ============     ============

     See Accompanying Condensed Notes to Consolidated Financial Statements.

                          IRVINE SENSORS CORPORATION
                     CONSOLIDATED STATEMENT OF OPERATIONS




                                             13 Weeks Ended
                                      -----------------------------
                                       December 29,    December 31,
                                           1996            1995
                                      -------------   -------------

Revenues                               $ 3,675,100     $ 2,506,500
Other                                            -          72,000
                                       -----------     -----------
 Total revenues                          3,675,100       2,578,500

Costs and expenses:
 Cost of revenues                        3,837,800       2,613,600
 General and administrative                852,900         869,500
 Research and development                  431,700         372,400
                                       -----------     -----------
                                         5,122,400       3,855,500
                                       -----------     -----------

Loss from operations                    (1,447,300)     (1,277,000)

 Interest expense                         (126,900)        (34,500)
 Interest income                             2,900          39,200
                                       -----------     -----------

Loss before income taxes and
 minority interest in subsidiary        (1,571,300)     (1,272,300)

Provision for income taxes                     200             900
Minority interest in
 loss of subsidiary                        (50,400)              -
                                       -----------     -----------

Net loss                               $(1,521,100)    $(1,273,200)
                                       ===========     ===========

Net loss per common and
 common equivalent share               $     (0.08)    $     (0.08)
                                       ===========     ===========

Weighted average number
 of shares outstanding                  19,313,400      15,846,700
                                       ===========     ===========




     See Accompanying condensed Notes to Consolidated Financial Statements.

                          IRVINE SENSORS CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                          13 Weeks Ended
                                                                     --------------------------------------------------------
                                                                            December 29, 1996          December 31, 1995
                                                                     ----------------------------  --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash received from customers                                        $ 2,526,800                        $ 1,987,700
 Cash paid to suppliers and employees                                 (3,678,600)                        (4,934,000)
 Interest received                                                         2,900                             39,200
 Interest paid                                                           (80,100)                            (7,300)
 Income taxes paid                                                          (200)                              (900)
                                                                     ------------                       ------------
  Net cash used in operating activities                                             $(1,229,200)                        $(2,915,300)


CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital facilities and equipment expenditures                          (451,300)                          (729,800)
                                                                     ------------                       ------------
  Net cash used in investing activities                                                (451,300)                           (729,800)


CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of minority
  interest in subsidiary                                               1,482,600                                  -
 Proceeds from issuance of convertible
  subordinate debentures                                                       -                            450,000
 Principal payments under notes payable
  and capital lease obligations                                          (21,500)                           (67,000)
 Proceeds from common stock issued                                             -                             68,100
                                                                     ------------                       ------------
  Net cash provided by financing activities                                           1,461,100                             451,100
                                                                                    ------------                        ------------


Net decrease in cash and cash equivalents                                              (219,400)                         (3,194,000)

Cash and cash equivalents at beginning of period                                      1,954,000                           4,367,100
                                                                                    ------------                        ------------

Cash and cash equivalents at end of period                                          $ 1,734,600                         $ 1,173,100
                                                                                    ============                        ============


RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
Net loss                                                                            $(1,521,100)                        $(1,273,200)

Adjustments to reconcile net loss to
 net cash used in operating activities:
 Depreciation and amortization                                       $   764,200                        $   394,700
 Commitment to employee retirement plan                                   88,600                            149,800
 Minority interest in loss of subsidiary                                 (50,300)                                 -
 (Increase) in accounts receivable                                    (1,148,300)                          (590,800)
 (Increase) in inventory                                                 (37,200)                        (1,354,500)
 Decrease in prepaid expenses and other assets                           117,700                             26,900
 Increase (decrease) in accounts payable
  and accrued expenses                                                   869,500                           (327,600)
 (Decrease) increase in deferred revenues                               (253,100)                            59,400
 (Decrease) in accrued rent                                              (91,700)                                 -
 Increase in royalties accrued - affiliated company                       32,500                                  -
                                                                     ------------                       ------------
  Total adjustments                                                                     291,900                          (1,642,100)
                                                                                    ------------                        ------------
Net cash used in operating activities                                               $(1,229,200)                        $(2,915,300)
                                                                                    ============                        ============


NONCASH INVESTING AND FINANCING ACTIVITIES:
 Conversion of debentures to common stock                                           $ 1,550,000                         $         -
                                                                                    ============                        ============

 Commitment to employee retirement plan                                             $    88,600                         $   149,800
                                                                                    ============                        ============

     See Accompanying Condensed Notes to Consolidated Financial Statements.

                          IRVINE SENSORS CORPORATION
             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

   The information contained in the following Condensed Notes to Consolidated Financial Statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the 1996 Annual Report to Shareholders of Irvine Sensors Corporation (the "Company"). It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

   The consolidated financial information as of December 29, 1996 and December 31, 1995 included herein is unaudited but includes all normal recurring adjustments which, in the opinion of management of the Company, are necessary to present fairly the consolidated financial position of the Company at December 29, 1996, the results of its operations for the 13 week periods ended December 29, 1996 and December 31, 1995 and its cash flows for the 13 week periods ended December 29, 1996 and December 31, 1995. Certain reclassifications have been made to prior year's financial statements to conform to the current year presentation.

   The consolidated financial statements include the accounts of Irvine Sensors Corporation and its subsidiaries Carson Alexiou Corporation ("CAC"), Novalog, Inc. ("Novalog"), CPO 3D Microelectronics, Inc. and 3D Microsystems, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

NOTE 2 - CONVERTIBLE SUBORDINATED DEBENTURES

   During the first quarter of fiscal 1997, the Company, at the request of bond holders, converted $1,550,000 of outstanding Debentures at varying rates into 902,700 shares of the Company's common stock. Approximately 171,800 of these shares have not been registered as of this date. In May 1996, the Company registered 2,997,000 shares which the Company then believed would be sufficient to cover the conversion of all $11.1 million of the 8% Convertible Subordinated Debentures, which had been issued in February and March 1996. Due to the decline in the price of the Company's stock all of the registered shares were issued upon conversions by bond holders and as of December 29, 1996, the aforementioned 171,800 shares have not been registered. Furthermore the Company projects that approximately 1,675,000 additional unregistered shares could be required to convert the remaining $1,850,000 of outstanding debentures at December 29, 1996.

NOTE 3 - ISSUANCE OF MINORITY INTEREST IN SUBSIDIARY

   During the period September through December 1996, the Company's subsidiary, Novalog, Inc. issued, in a private placement to accredited investors, approximately 2.1 million shares of common stock, which resulted in a 23 percent minority interest in that subsidiary. The net proceeds of approximately $2 million were added to Novalog's general funds.

NOTE 4 - BANK LOAN

   The Company was in compliance with two of the three financial covenants of its bank loan as of December 29, 1996 and received a waiver of the third covenant as of December 29, 1996.

NOTE 5 - RELATED PARTY TRANSACTIONS

   In April 1980, the Company entered into an agreement with R&D Leasing Ltd.,
(RDL), a limited partnership in which the Company's Chairman and a Senior Vice-President are general partners with beneficial interests, to design an electronic circuit, to develop certain fabrication processes and to build equipment for testing electronic integrated circuits. In connection with the development of the electronic test equipment under the RDL agreement, certain other proprietary fabrication processes were developed to which RDL retained ownership. Upon the occurrence of certain specified events, such as the use of patented fabrication processes in connection with contracts, the agreement with RDL provides that the Company will pay RDL a royalty fee based on a percentage of revenues from sales of the basic devices using the processes created during the development of this equipment. As of December 29, 1996, the Company had accrued $388,200 in deferred royalties payable to RDL.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS.
         --------------

   Except for historical information contained herein, this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements contained herein are subject to certain risks and uncertainties, including such factors, among others, as the pace at which new markets develop, the ability of the Company to introduce new products and ramp up manufacturing in a timely manner while controlling its operating expenses and the response of competitors, many of whom are bigger and better financed than the Company. In addition, the scope of the Company's growth plan may introduce unanticipated risks and financial requirements. The availability of external financing for the Company's plan cannot be assured and is subject to numerous factors including those unrelated to the Company's performance such as economic and market conditions. Further, the Company's financial performance prior to substantial growth in revenues may not permit additional equity financing and may place at risk the continuation of its long-term debt financing because of inability to achieve financial covenants. Accordingly, investors are advised to assess forward-looking statements contained herein with caution. Additional information on various risk and uncertainties potentially affecting the Company's results are discussed below and are contained in publicly filed disclosures available through the Securities Exchange Commission EDGAR database (http://www.sec.gov) or from the Company's Investor Relations.

RESULTS OF OPERATIONS

REVENUES

   The Company achieved strong revenues during the first quarter of fiscal 1997. The increase of $1,097,600 or 43 percent in revenues from the first quarter of fiscal 1996 was primarily attributable to the funding of follow-on and new contracts received from U.S. Government's military agencies and subcontracts from major Government contractors. During most of fiscal 1996, the Company's Advanced Technology Operation (ATO) was hindered by delays in contract procurements and funding as a result of the 1996 Federal Government's budget crisis. In the first quarter of fiscal 1997, the Company was finally awarded a follow-on contract in the amount of $1.5 million with funding of $1.3 million which the Company had anticipated receiving in fiscal 1996. The Company was also awarded three additional contracts in the first quarter of fiscal 1997. At the Company's Computer Products Operations (CPO), increased product shipments also contributed to the increase in revenues, however, unit selling prices declined due to a drop in Dynamic Random Access Memory (DRAM) chip prices. The Company's Novalog subsidiary reported an increase in product shipments of its serial infrared communications chip (SIRComm), however, revenues were slightly lower than the corresponding year-earlier period due to competitive price pressure.

COST OF REVENUES

   Cost of revenues as a percentage of revenues increased from 101 percent for the first quarter of fiscal 1996 to 104 percent for fiscal 1997. The increase was attributable to CPO's inability to absorb its indirect costs structure and this condition will continue until full manufacturing capability is achieved or its costs are reduced, of which there can be no assurances. At Novalog, the recent slow down in the personal computer market and increased competition impacted its ability to sustain its strong gross margin. ATO was able to control its indirect costs thereby contributing to the overall percentage decrease in cost of revenues.

RESEARCH AND DEVELOPMENT

   The Company increased its expenditure in research and development by $59,300 or 16 percent during the first quarter of fiscal 1997. The increases were primarily attributable to efforts directed at developing the next generation SIRComm products and design efforts aimed at developing new products at CPO.

GENERAL AND ADMINISTRATIVE

   General and administrative expense (G&A) decreased $16,600 or 2 percent from the first quarter of fiscal 1996. The decrease was primarily due to maintaining a relatively level administrative infrastructure as the year earlier period.

INTEREST EXPENSE/INTEREST INCOME

   Interest expense increased $92,400 from the first quarter of fiscal 1996. Interest income decreased $36,300 from the first quarter of fiscal 1996. The increase in interest expense was primarily attributable to interest payable on the Company's $3.0 million bank loan established in April 1996. Interest income decreased as a result of less cash and cash equivalents held in deposits during fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

   The primary uses of cash and cash equivalents during the first quarter of fiscal 1997 were to fund the Company's net loss, working capital requirements and capital facilities and equipment expenditures. The increases in accounts receivable and accounts payable resulted from large sales and purchases made during the month of December 1996 and are expected to decrease in the next quarter. The Company has reduced the rate of investment in improvements to its facilities and capital equipment both in California and Vermont and anticipates the current rate of capital expenditures to remain low in the immediate future.

   During the period September through December 1996, the Company's subsidiary, Novalog, Inc. issued, in a private placement to accredited investors, approximately 2.1 million shares of common stock, which resulted in a 23 percent minority interest in that subsidiary. The net proceeds of approximately $2 million were added to Novalog's general funds.

In May 1996, the Company negotiated a loan from a bank in the amount of $3 million. The terms of the loan requires the Company to meet certain covenants. The Company was in compliance with two of the three covenants at December 29, 1996 and obtained a waiver of the third as of December 29, 1996.

   At December 29, 1996, the Company had cash and cash equivalents of $1,734,600, working capital of $4,030,500 and a current ratio of 1.6 to 1. The Company anticipates that the existing working capital and its ability to obtain pre-payments from customers will be sufficient to meet its cash requirements for the immediate future.

   At December 29, 1996, the Company's funded backlog was approximately $5.7 million compared to $4.5 million at December 31, 1995. In addition, existing contracts include a small amount of unfunded backlog which typically is funded when the previously funded amounts have been expended.

                                    PART II

                               OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------

     None.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     (a) Exhibits.

         Exhibit 27    Financial Data Schedule

     (b) Reports on Form 8-K.

         None

                                  SIGNATURES
                                  ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           IRVINE SENSORS CORPORATION
                                      -----------------------------------
                                                  (Registrant)



Date: February 10, 1997            By: /s/ JOHN J. STUART, JR.
                                   -------------------------------
                                   John J. Stuart, Jr.
                                   Chief Financial Officer
                                   (Principal Accounting Officer)