Form 10-Q
period 1997-03-30
IRVINE SENSORS CORP/DE/
filed 1997-04-29
CIK 357108

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-Q
     (Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 30, 1997

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

                          Yes  X              No
                             -----              -------

     As of March 30, 1997 there were 20,836,100 shares of Common Stock outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

                           IRVINE SENSORS CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                                                     March 30,     September 29,
                                                                       1997             1996
                                                                   -------------   --------------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                         $  1,566,500     $  1,954,000
 Accounts receivable, net of allowances of $10,000                    2,462,700        3,023,900
 Inventory                                                            4,771,000        4,386,700
 Prepaid expenses                                                       150,700          283,600
                                                                   ------------     ------------
  Total current assets                                                8,950,900        9,648,200
                                                                   ------------     ------------

Equipment, furniture and fixtures, net                               11,109,700       11,906,700
Other assets                                                            192,900          187,300
                                                                   ------------     ------------
                                                                   $ 20,253,500     $ 21,742,200
                                                                   ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                                  $  3,003,600     $  2,197,800
 Accrued expenses                                                     1,139,600          936,100
 Deferred revenues                                                    2,660,700        2,382,600
 Notes payable and current portion of long-term debt                    486,600          270,600
                                                                   ------------     ------------
  Total current liabilities                                           7,290,500        5,787,100
                                                                   ------------     ------------

Long-term debt                                                        2,553,200        2,809,900
Deferred royalties payable - affiliated company                         479,000          355,700
Long-term accrued expenses                                              275,000          458,300
Commitment to employee retirement plan                                  219,000                -

Convertible subordinated debentures                                     550,000        3,400,000
                                                                   ------------     ------------
Minority interest in subsidiary                                       1,859,200          500,000
                                                                   ------------     ------------
Preferred stock of consolidated subsidiary                              118,500          118,500
                                                                   ------------     ------------

SHAREHOLDERS' EQUITY:
 Preferred stock, $0.01 par value, 500,000 shares authorized;
  8,832 shares Series B Convertible Cumulative
   Preferred issued and outstanding; aggregate liquidation
   preference of $238,500                                                    50               50
  5,179 shares Series C Convertible Cumulative
   Preferred issued and outstanding; aggregate liquidation
   preference of $264,100                                                    50               50
 Common stock, $0.01 par value, 40,000,000 shares authorized;
  20,836,100 and 18,710,000 shares issued and outstanding               208,400          187,100
 Common stock warrants; 239,200
  issued and outstanding                                                      -                -
Paid-in capital                                                      40,159,800       37,331,000
Accumulated deficit                                                 (33,459,200)     (29,205,500)
                                                                   ------------     ------------
  Total shareholders' equity                                          6,909,100        8,312,700
                                                                   ------------     ------------
                                                                   $ 20,253,500     $ 21,742,200
                                                                   ============     ============

     See Accompanying Condensed Notes to Consolidated Financial Statements.

                           IRVINE SENSORS CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                         13 Weeks Ended                   26 Weeks Ended
                                 ----------------------------    -----------------------------
                                   March 30,       March 31,       March 30,       March 31,
                                     1997            1996            1997           1996
                                 ------------    ------------    ------------    ------------
Revenues                          $ 3,254,300     $ 2,045,700     $ 6,929,400     $ 4,552,200
Other                                       -               -               -          72,000
                                  -----------     -----------     -----------     -----------
 Total revenues                     3,254,300       2,045,700       6,929,400       4,624,200

Cost and expenses:
 Cost of revenues                   4,612,300       2,300,100       8,450,100       4,913,700
 General and administrative           880,600       1,026,000       1,733,500       1,895,500
 Research and development             480,200         446,500         911,900         818,900
                                  -----------     -----------     -----------     -----------
                                    5,973,100       3,772,600      11,095,500       7,628,100
                                  -----------     -----------     -----------     -----------

Loss from operations               (2,718,800)     (1,726,900)     (4,166,100)     (3,003,900)

 Interest expense                     (98,500)        (46,100)       (225,400)        (80,600)
 Interest income                       13,400           6,300          16,300          45,500
                                  -----------     -----------     -----------     -----------

Loss before provision
 for income taxes                  (2,803,900)     (1,766,700)     (4,375,200)     (3,039,000)

Provision for income taxes              1,600             900           1,800           1,800
Minority interest in
 loss of subsidiary                   (72,900)              -        (123,300)              -
                                  -----------     -----------     -----------     -----------

Net loss                          $(2,732,600)    $(1,767,600)    $(4,253,700)    $(3,040,800)
                                  ===========     ===========     ===========     ===========

Net loss per common and
 common equivalent share          $     (0.13)    $     (0.11)    $     (0.21)    $     (0.19)
                                  ===========     ===========     ===========     ===========

Weighted average number
   of shares outstanding           20,506,700      16,183,200      19,916,700      16,015,700
                                  ===========     ===========     ===========     ===========




     See Accompanying condensed Notes to Consolidated Financial Statements.

                           IRVINE SENSORS CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                    26 Weeks Ended
                                                                                          -------------------------------
                                                                                          March 30, 1997   March 31, 1996
                                                                                         ---------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash received from customers                                                               $ 7,490,600     $ 4,860,600
 Cash paid to suppliers and employees                                                        (8,311,500)     (8,660,500)
 Interest received                                                                               16,300          45,500
 Interest paid                                                                                 (261,200)        (78,200)
 Income taxes paid                                                                               (1,800)         (1,800)
                                                                                            -----------     -----------
  Net cash used in operating activities                                                     $(1,067,600)    $(3,834,400)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital facilities and equipment expenditures                                                 (761,800)     (1,260,500)
                                                                                            -----------     -----------
  Net cash used in investing activities                                                        (761,800)     (1,260,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of minority
  interest in subsidiary                                                                      1,482,600               -
 Proceeds from issuance of convertible
  subordinate debentures                                                                              -      10,330,300
 Proceeds from long-term debt                                                                         -          13,200
 Principal payments under notes payable and capital lease obligations                           (40,700)       (138,800)
 Proceeds from common stock issued                                                                    -         227,300
                                                                                            -----------     -----------
  Net cash provided by financing activities                                                   1,441,900      10,432,000
                                                                                            -----------     -----------

Net increase (decrease) in cash and cash equivalents                                           (387,500)      5,337,100
Cash and cash equivalents at beginning of period                                              1,954,000       4,367,100
                                                                                            -----------     -----------
Cash and cash equivalents at end of period                                                  $ 1,566,500     $ 9,704,200
                                                                                            ===========     ===========

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
Net loss                                                                                    $(4,253,700)    $(3,040,800)
Adjustments to reconcile net loss to
 net cash used in operating activities:
 Depreciation and amortization                                                              $ 1,558,800     $   840,600
 Commitment to employee retirement plan                                                         219,000         314,900
 Minority interest in loss of subsidiary                                                       (123,300)              -
 Decrease in accounts receivable                                                                561,200         236,400
 (Increase) in inventory                                                                       (384,300)     (2,768,100)
 Decrease in prepaid expenses and other assets                                                  127,300          20,200
 Increase (decrease) in accounts payable
  and accrued expenses                                                                        1,009,300        (320,800)
 Increase in deferred revenues                                                                  278,100         883,200
 (Decrease) in accrued rent                                                                    (183,300)              -
 Increase in royalties accrued - affiliated company                                             123,300               -
                                                                                            -----------     -----------
  Total adjustments                                                                           3,186,100        (793,600)
                                                                                            -----------     -----------
Net cash used in operating activities                                                       $(1,067,600)    $(3,834,400)
                                                                                            ===========     ===========

NONCASH INVESTING AND FINANCING ACTIVITIES:
 Conversion of debentures to common stock                                                   $ 2,850,000     $         -
                                                                                            ===========     ===========
 Commitment to employee retirement plan                                                     $   219,000     $   314,900
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

   The consolidated financial information as of March 30, 1997 and March 31, 1996 included herein is unaudited but includes all normal recurring adjustments which, in the opinion of management of the Company, are necessary to present fairly the consolidated financial position of the Company at March 30, 1997, the results of its operations for the 26 week periods ended March 30, 1997 and March 31, 1996 and its cash flows for the 26 week periods ended March 30, 1997 and March 31, 1996. Certain reclassifications have been made to prior year's financial statements to conform to the current year presentation.

   The consolidated financial statements include the accounts of Irvine Sensors Corporation and its subsidiaries Carson Alexiou Corporation ("CAC"), Novalog, Inc. ("Novalog"), 3D Microelectronics, Inc. and 3D Microsystems, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

NOTE 2 - CONVERTIBLE SUBORDINATED DEBENTURES

   During the first 26 weeks of fiscal 1997, the Company, at the request of bond holders, converted $2,850,000 of outstanding 8% Convertible Subordinated Debentures at varying rates into 2,126,100 shares of the Company's common stock. With these conversions, all but $550,000 of the original issue of $11.1 million of these Debentures were retired. In May 1996, the Company had registered 2,997,000 shares of common stock which the Company then believed would be sufficient to cover the conversion of the entire $11.1 million series of Debentures, which had been issued in February and March 1996. However, due to the decline in the price of the Company's common stock, the number of shares issued pursuant to Debenture conversions through March 30, 1997, exceeded this registration by 1,395,100 and such shares are presently unregistered. Furthermore, the Company projects that approximately 400,000 additional unregistered shares could be required to convert the remaining outstanding debentures at March 30, 1997. The Company is currently in the process of preparing a new registration statement to register the additional shares issued and issuable pursuant to Debenture conversions.

NOTE 3 - ISSUANCE OF MINORITY INTEREST IN SUBSIDIARY

   During the period September 1996 (fiscal 1996) through December 1996 (fiscal
1997), the Company's subsidiary, Novalog, Inc. issued, in a private placement to accredited investors, approximately 2.1 million shares of common stock, which resulted in a 23 percent minority interest in that subsidiary. The net proceeds of approximately $2 million were added to Novalog's general funds.

NOTE 4 - BANK LOAN

   The Company remained in compliance with one of the financial covenants of its bank loan as of March 30, 1997 and received a waiver of the other two covenants as of March 30, 1997.

NOTE 5 - RELATED PARTY TRANSACTIONS

   In April 1980, the Company entered into an agreement with R&D Leasing Ltd.,
(RDL), a limited partnership in which the Company's Chairman and a Senior Vice-President are general partners with beneficial interests, to design an electronic circuit, to develop certain fabrication processes and to build equipment for testing electronic integrated circuits. In connection with the development of the electronic test equipment under the RDL agreement, certain other proprietary fabrication processes were developed to which RDL retained ownership. Upon the occurrence of certain specified events, such as the use of patented fabrication processes in connection with contracts, the agreement with RDL provides that the Company will pay RDL a royalty fee based on a percentage of revenues from sales of the basic devices using the processes created during the development of this equipment. As of March 30, 1997, the Company had accrued $479,000 in deferred royalties payable to RDL.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
OF OPERATIONS
-------------

   Except for historical information contained herein, this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements contained herein are subject to certain risks and uncertainties, including such factors, among others, as the pace at which new markets develop, the ability of the Company to introduce new products and ramp up manufacturing in a timely manner while controlling its operating expenses and the response of competitors, many of whom are bigger and better financed than the Company. In addition, the scope of the Company's growth plan may introduce unanticipated risks and financial requirements. The availability of external financing for the Company's plan cannot be assured and is subject to numerous factors including those unrelated to the Company's performance such as economic and market conditions. Further, the Company's financial performance prior to substantial growth in revenues may not permit additional equity financing and may place at risk the continuation of its long-term debt financing because of inability to achieve financial covenants. Accordingly, investors are advised to assess forward-looking statements contained herein with caution. Additional information on various risks and uncertainties potentially affecting the Company's results are discussed below and are contained in publicly filed disclosures available through the Securities Exchange Commission EDGAR database (http://www.sec.gov) or from the Company's Investor Relations.

RESULTS OF OPERATIONS

REVENUES

   The Company continued its revenue growth during the second quarter of fiscal 1997 reporting $3,254,300 for the 13 week period. The increase of $1,208,600 or 59 percent in revenues over the second quarter of fiscal 1996 was primarily attributable to increased product shipments by the Company's Computer Products Operations (CPO). In the second quarter of fiscal 1997, the Company's Advanced Technology Operation (ATO) experienced delays in finalizing contracts which the Company has been awarded. Second quarter revenues at the Company's Novalog subsidiary from sales of its serial infrared communications chip (SIRComm), remained essentially at the same level as the first quarter of the current fiscal year.

    Year to date revenues of $6,929,400 for the 26 week period show an increase of $2,305,200 or 50 percent greater than last year's comparable period. Both the ATO and CPO units reported significantly higher revenues for the 26 week period this year.

COST OF REVENUES

   Cost of revenues as a percentage of revenues increased from 112 percent in the second quarter of fiscal 1996 to 142 percent in the second quarter of fiscal 1997. The increase continues to be attributable to CPO's inability to recover its indirect costs through improved gross margins and this condition will continue until full manufacturing capability is achieved or its costs are reduced, of which there can be no assurances. Unless this condition is improved in the immediate future, the Company may exercise its right to terminate the Company's lease on manufacturing space inside IBM upon 120 days notice. Novalog's cost of revenues are expected to improve materially in the second half of the fiscal year with the introduction of new products, although there can be no assurance that unexpected delays or other factors could not impact the currently anticipated results. ATO has put in place various cost reduction measures and upon finalization of pending contract awards, the timing of which cannot be predicted, will be in position to recover costs which have currently been expensed.

    Cost of revenues for the 26 week period as a percent of revenues was 122 percent or 16 percentage points higher than the comparable period last year. Again, this is attributable to the previously mentioned condition at CPO.

RESEARCH AND DEVELOPMENT

   The Company increased its expenditures in research and development by $33,700 in the second quarter of fiscal 1997 compared to the same period last year. However, as a percent of revenues these costs decreased from 22 percent in the comparable period last year to 15 percent in this year's second quarter. In the 26 week period, R & D costs of $911,900 was $93,000 more than last year's 26 week period , but as a percentage of revenues represents a reduction of five percentage points. These R&D costs are primarily related to the development of new products at all three of the company's operating units.

GENERAL AND ADMINISTRATIVE

   General and administrative expenses (G&A) in the second quarter of fiscal 1997, were decreased by $145,400 or 23 percentage points compared to the second quarter of fiscal 1996, when the expense of $1,026,000 represented 50 percent of revenues compared to 27 percent in the second quarter this year. In the 26 week period, a reduction of $162,000 was achieved compared to the prior year's comparable period. These decreases reflect on-going cost reductions at the Company's ATO and CPO units.

INTEREST EXPENSE

   Interest expense increased $52,400 and $144,800 for the 13 and 26 week periods respectively, compared to the corresponding periods of fiscal 1996. These increases are primarily attributable to interest payable on the Company's $3.0 million bank loan established in April 1996, and interest payable on the Convertible Debentures (see Note 2).

NET LOSS

   Net loss for the 13 and 26 week periods, after recognizing the loss apportionment to minority shareholders in Novalog, Inc., was $2,732,600 and $4,253,700 respectively, or increases of $965,000 and $1,212,900 over the losses reported in the corresponding periods of last year.

LIQUIDITY AND CAPITAL RESOURCES

   The primary uses of cash and cash equivalents during the 13 and 26 week periods of fiscal 1997 were to fund the Company's net loss, working capital requirements and capital facilities and equipment expenditures. The Company has reduced the rate of investment in improvements to its facilities and capital equipment both in California and Vermont and anticipates that the rate of capital expenditures will remain low in the immediate future.

   During the period September 1996 (fiscal 1996) through December 1996 (fiscal
1997), the Company's subsidiary, Novalog, Inc. issued, in a private placement to accredited investors, approximately 2.1 million shares of common stock, which resulted in a 23 percent minority interest in that subsidiary. The net proceeds of approximately $2 million were added to Novalog's general funds.

    In May 1996, the Company negotiated a loan from a bank in the amount of $3 million. The terms of the loan require the Company to meet certain covenants. The Company remained in compliance with one of the covenants at March 30, 1997 and obtained a waiver of the other two as of March 30, 1997.

   At March 30, 1997, the Company had cash and cash equivalents of $1,566,500, working capital of $1,660,400 and a current ratio of 1.2 to 1. The Company anticipates that the existing working capital and its ability to obtain pre-payments from customers will be sufficient to meet its cash requirements for the immediate future.

   At March 30, 1997, the Company's funded backlog was approximately $6.6 million compared to $5.6 million at March 31, 1996. In addition, existing contracts include a small amount of unfunded backlog which typically is funded when the previously funded amounts have been expended.

   At the annual meeting of shareholders, held on February 28, 1997, shareholders were asked to approve a possible amendment to the Company's Certificate of Incorporation giving the Board of Directors discretionary authorization to effect a reverse stock split in the range of 2-to-1 and 5-to-1. Although the Company has no current intent to effectuate such a reverse stock split, the matter was placed before Shareholders to give the Company the ability to respond to proposed new Nasdaq listing requirements, if required. The shareholders approved this proposal as reported in Part II, item 4 hereunder.


                                 PART II

                               OTHER INFORMATION
Item 1.  Legal Proceedings
         -----------------

   None.

Item 4.  Submission of Matters to a Vote of Security Holders
         ------------------------------------------------------

     The Company's annual meeting of shareholders was held on February
28, 1997 pursuant to notice duly given to all shareholders on the record date of December 20, 1996. Proxies for the meeting were solicited pursuant to Regulation 14 of the Securities Exchange Act of 1934.

     The shareholders approved a possible amendment to the Company's Certificate of Incorporation to effect a reverse stock split of the Common Stock of between 2-to-1 and 5-to-1, in the discretion of the Board of Directors. There were 14,532,883 votes in favor of the proposal, 1,872,202 negative votes, 148,949 abstentions and 14,000 broker non-votes.

     The shareholders also ratified a proposal appointing Price Waterhouse LLP to continue as the Company's independent accountants for the fiscal year 1997. There were 15,931,993 votes in favor of the proposal, 555,176 negative votes, 80,865 abstentions and no broker non-votes.

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



                                        IRVINE SENSORS CORPORATION

                                   -------------------------------------------
                                           (Registrant)



Date: April 25, 1997               By:     /s/ John J. Stuart, Jr.

                                   -------------------------------------------
                                   John J. Stuart, Jr.
                                   Chief Financial Officer
                                   (Principal Accounting Officer)