Form 10-Q
period 1997-06-29
IRVINE SENSORS CORP/DE/
filed 1997-08-13
CIK 357108

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


  [X]    QUARTERLY REPORT PURSUANT TO SECTION  13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 29, 1997

                                        OR

  [_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
          For the Transition period from            to
                                        ------------   -----------

                         Commission file number   1-8402
                                                ---------



                            IRVINE SENSORS CORPORATION
              (Exact name of registrant as specified in its charter)


             Delaware                               33-0280334
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

                             Yes  X        No
                                -----        ------

  As of June 29, 1997 there were 21,013,600 shares of Common Stock outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

                           IRVINE SENSORS CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                                                     June 29,      September 29,
                                                                       1997             1996
                                                                   -------------   --------------
Assets
Current Assets:
 Cash and cash equivalents                                         $    812,800     $  1,954,000
 Accounts receivable, net of allowances of $10,000                    2,056,700        3,023,900
 Inventory                                                            4,142,400        4,386,700
 Prepaid expenses                                                       161,900          283,600
                                                                   ------------     ------------
  Total current assets                                                7,173,800        9,648,200
                                                                   ------------     ------------

Equipment, furniture and fixtures, net                               10,551,600       11,906,700
Other assets                                                            187,400          187,300
                                                                   ------------     ------------

                                                                   $ 17,912,800     $ 21,742,200
                                                                   ============     ============

Liabilities and Shareholders' Equity
Current Liabilities:
 Accounts payable                                                  $  4,007,300     $  2,197,800
 Accrued expenses                                                     1,083,500          936,100
 Deferred revenues                                                    1,104,500        2,382,600
 Notes payable and current portion of long-term debt                    511,500          270,600
                                                                   ------------     ------------
  Total current liabilities                                           6,706,800        5,787,100
                                                                   ------------     ------------

Long-term debt                                                        2,432,900        2,809,900
Deferred royalties payable - affiliated company                         551,900          355,700
Long-term accrued expenses                                              183,300          458,300
Commitment to employee retirement plan                                  397,300                -

Convertible subordinated debentures                                     400,000        3,400,000
                                                                   ------------     ------------
Minority interest in subsidiary                                       2,210,200          500,000
                                                                   ------------     ------------
Preferred stock of consolidated subsidiary                              118,500          118,500
                                                                   ------------     ------------

Shareholders' Equity:
 Preferred stock, $0.01 par value, 500,000 shares authorized;
  8,785 shares Series B Convertible Cumulative
   Preferred issued and outstanding; aggregate liquidation
   preference of $237,200                                                    50               50
  4,974 shares Series C Convertible Cumulative
   Preferred issued and outstanding; aggregate liquidation
   preference of $253,700                                                    50               50
 Common stock, $0.01 par value, 40,000,000 shares authorized;
  21,013,600 and 18,710,000 shares issued and outstanding               210,100          187,100
 Common stock warrants; 319,200 issued and outstanding                        -                -
Paid-in capital                                                      40,315,600       37,331,000
Accumulated deficit                                                 (35,613,900)     (29,205,500)
                                                                   ------------     ------------
  Total shareholders' equity                                          4,911,900        8,312,700
                                                                   ------------     ------------
                                                                   $ 17,912,800     $ 21,742,200
                                                                   ============     ============

     See Accompanying Condensed Notes to Consolidated Financial Statements.

                           IRVINE SENSORS CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                      13 Weeks Ended                   39 Weeks Ended
                                 ----------------------------    ----------------------------
                                   June 29,         June 30,        June 29,        June 30,
                                     1997            1996            1997            1996
                                 ------------    ------------    ------------    ------------
Revenues                          $ 3,724,600     $ 1,917,700     $10,654,000     $ 6,469,900
Other                                       -               -               -          72,000
                                  -----------     -----------     -----------     -----------
 Total revenues                     3,724,600       1,917,700      10,654,000       6,541,900

Cost and expenses:
 Cost of revenues                   4,665,400       3,478,400      13,115,500       8,392,100
 General and administrative           708,100       1,016,700       2,441,600       2,912,200
 Research and development             476,900         474,600       1,388,800       1,293,500
                                  -----------     -----------     -----------     -----------
                                    5,850,400       4,969,700      16,945,900      12,597,800
                                  -----------     -----------     -----------     -----------

Loss from operations               (2,125,800)     (3,052,000)     (6,291,900)     (6,055,900)

 Interest expense                     (88,300)       (152,400)       (313,700)       (233,000)
 Interest income                        9,200          49,100          25,500          94,600
                                  -----------     -----------     -----------     -----------

Loss before provision
 for income taxes                  (2,204,900)     (3,155,300)     (6,580,100)     (6,194,300)

Provision for income taxes                800               -           2,600           1,800
Minority interest in
 loss of subsidiary                   (51,000)              -        (174,300)              -
                                  -----------     -----------     -----------     -----------

Net loss                          $(2,154,700)    $(3,155,300)    $(6,408,400)    $(6,196,100)
                                  ===========     ===========     ===========     ===========

Net loss per common and
 common equivalent share          $     (0.10)    $     (0.19)    $     (0.32)    $     (0.38)
                                  ===========     ===========     ===========     ===========

Weighted average number
   of shares outstanding           21,013,600      16,990,400      20,287,900      16,341,800
                                  ===========     ===========     ===========     ===========




     See Accompanying condensed Notes to Consolidated Financial Statements.

                           IRVINE SENSORS CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                  39 Weeks Ended
                                                                                          ------------------------------
                                                                                          June 29, 1997    June 30, 1996
                                                                                          -------------    -------------
Cash flows from operating activities:
 Cash received from customers                                                              $ 11,621,200    $  6,754,800
 Cash paid to suppliers and employees                                                       (13,215,000)    (13,541,000)
 Interest received                                                                               25,500          94,600
 Interest paid                                                                                 (313,700)       (110,200)
 Income taxes paid                                                                               (2,600)         (1,800)
                                                                                           ------------    ------------
  Net cash used in operating activities                                                    $ (1,884,600)   $ (6,803,600)

Cash flows from investing activities:
 Capital facilities and equipment expenditures                                               (1,012,600)     (8,177,300)
                                                                                           ------------    ------------
  Net cash used in investing activities                                                      (1,012,600)     (8,177,300)

Cash flows from financing activities:
 Proceeds from issuance of minority
  interest in subsidiary                                                                      1,884,500               -
 Proceeds from issuance of convertible
  subordinate debentures                                                                              -      10,330,300
 Proceeds from long-term debt                                                                         -       3,013,200
 Principal payments under notes payable
  and capital lease obligations                                                                (136,100)       (194,900)
 Proceeds from common stock issued                                                                7,600         506,000
                                                                                           ------------    ------------
  Net cash provided by financing activities                                                   1,756,000      13,654,600
                                                                                           ------------    ------------
Net increase (decrease) in cash and cash equivalents                                         (1,141,200)     (1,326,300)
Cash and cash equivalents at beginning of period                                              1,954,000       4,367,100
                                                                                           ------------    ------------
Cash and cash equivalents at end of period                                                 $    812,800    $  3,040,800
                                                                                           ============    ============

Reconciliation of net loss to net cash used in operating activities:
Net loss                                                                                   $ (6,408,400)   $ (6,196,100)
Adjustments to reconcile net loss to
 net cash used in operating activities:
 Depreciation and amortization                                                             $  2,367,700    $  1,506,200
 Commitment to employee retirement plan                                                         397,300         168,000
 Common stock issued to retirement plan                                                               -         327,300
   Minority interest in loss of subsidiary                                                     (174,300)              -
 Decrease in accounts receivable                                                                967,200         212,900
 Decrease (increase) in inventory                                                               244,300      (5,055,100)
 Decrease in prepaid expenses and other assets                                                  121,600         (42,000)
 Increase  in accounts payable
  and accrued expenses                                                                        1,956,900         679,300
 (Decrease) increase in deferred revenues                                                    (1,278,100)      1,595,900
 (Decrease) in long-term accrued expenses                                                      (275,000)              -
  Increase in royalties accrued - affiliated company                                            196,200               -
                                                                                           ------------    ------------
  Total adjustments                                                                           4,523,800        (607,500)
                                                                                           ------------    ------------
Net cash used in operating activities                                                      $ (1,884,600)   $ (6,803,600)
                                                                                           ============    ============
Noncash investing and financing activities:
 Conversion of debentures to common stock                                                  $  3,000,000    $  7,900,000
                                                                                           ============    ============
 Commitment to employee retirement plan                                                    $    397,300    $    495,300
                                                                                           ============    ============
   Capitalized lease obligations                                                           $          -    $     13,200
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

   The consolidated financial information as of June 29, 1997 and June 30, 1996 included herein is unaudited but includes all normal recurring adjustments which, in the opinion of management of the Company, are necessary to present fairly the consolidated financial position of the Company at June 29, 1997, the results of its operations for the 39 week periods ended June 29, 1997 and June 30, 1996 and its cash flows for the 39 week periods ended June 29, 1997 and June 30, 1996. Certain reclassifications have been made to prior year's financial statements to conform to the current year presentation.

   The consolidated financial statements include the accounts of Irvine Sensors Corporation and its subsidiaries Carson Alexiou Corporation ("CAC"), Novalog, Inc. ("Novalog"), 3D Microelectronics, Inc., 3D Microsystems, Inc. and MicroSensors, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

Note 2 - Convertible Subordinated Debentures

   During the 39 weeks of fiscal 1997, the Company, at the request of bond holders, converted $3,000,000 of outstanding 8% Convertible Subordinated Debentures at varying rates into 2,283,500 shares of the Company's common stock. With these conversions, all but $400,000 of the original issue of $11.1 million of these Debentures were retired. In May 1996, the Company had registered the resale of 2,997,000 shares of common stock which the Company then believed would be sufficient to cover the conversion of the entire $11.1 million series of Debentures, which had been issued in February and March 1996. However, due to the decline in the price of the Company's common stock, the number of shares issued pursuant to Debenture conversions through June 29, 1997, exceeded this registration by 1,552,500 and the resale of such shares are presently unregistered. Furthermore, the Company projects that approximately 250,000 additional unregistered shares could be required to convert the remaining outstanding debentures at June 29, 1997. The Company is currently in the process of preparing a new registration statement to register the resale of the additional shares issued and issuable pursuant to Debenture conversions.

Note 3 - Issuance of Minority Interest in Subsidiary

   During the period September 1996 (fiscal 1996) through June 1997 (fiscal
1997), the Company's subsidiary, Novalog, Inc. issued, in a private placement to accredited investors, approximately 2.58 million shares of common stock, which resulted in a 27 percent minority interest in that subsidiary. The net proceeds of approximately $2.4 million were added to Novalog's general funds. At June 29, 1997, Novalog had a cash balance of $624,100. These funds may not be used to retire any portion of Novalog's original debt to the parent.

Note 4 - Bank Loan

   The Company remained in compliance with one of the financial covenants of its long-term bank loan as of June 29, 1997 and received a waiver of the other two financial covenants as of June 29, 1997. The Company has advised its bank of the Company's intent to terminate its lease of IBM facilities and to dispose of related Company-owned equipment employed therein effective September 1997. The bank has advised the Company that such termination may constitute default of other provisions of its long-term bank loan should the proceeds from such equipment disposition not fully retire the principal due on said long-term loan. In such event the bank would have the right to accelerate the balance due on the loan.



Note 5 - Related Party Transactions

   In April 1980, the Company entered into an agreement with R&D Leasing Ltd.,
(RDL), a limited partnership in which the Company's Chairman and a Senior Vice-President are general partners with beneficial interests, to design an electronic circuit, to develop certain fabrication processes and to build equipment for testing electronic integrated circuits. In connection with the development of the electronic test equipment under the RDL agreement, certain other proprietary fabrication processes were developed to which RDL retained ownership. Upon the occurrence of certain specified events, such as the use of patented fabrication processes in connection with contracts, the agreement with RDL provides that the Company will pay RDL a royalty fee based on a percentage of revenues from sales of the basic devices using the processes created during the development of this equipment. As of June 29, 1997, the Company had accrued $551,900 in deferred royalties payable to RDL.

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

Results of Operations

Revenues

   The Company continued its revenue growth during the third quarter of fiscal 1997 reporting $3,724,600 for the 13 week period. The increase of $1,806,900 or 94 percent greater than the third quarter of fiscal 1996 was primarily attributable to increased contract revenues at the Company's Advanced Technology Operation (ATO) and increased product shipments by the Company's Computer Products Operations (CPO). In the third quarter of fiscal 1997, ATO completed the negotiations and has begun work on several new contracts which the Company had been awarded. Third quarter revenues at the Company's Novalog subsidiary from sales of its serial infrared communications chip (SIRComm), showed minimal improvement over the two previous quarters of the current fiscal year.

    Year to date revenues of $10,654,000 for the 39 week period show an increase of $4,112,100 or 63 percent greater than last year's comparable period. Both the ATO and CPO units reported significantly higher revenues for the 39 week period this year.

Cost of Revenues

   Cost of revenues for the third quarter of fiscal 1997 as a percent of revenues were 125 percent compared to 181 percent in the third quarter of fiscal 1996. The decrease reflects cost reduction measures which included reductions in staffing and other expenses at both the ATO and CPO units, and improved cost recovery at ATO.

   ATO has put in place various cost reduction measures and, upon receiving follow-on funding on certain contracts and negotiating additional pending contract awards, the timing of which events cannot be predicted or assured, will be in position to recover costs which have currently been expensed.

   With the high fixed costs of the CPO operation and the inability to obtain sufficient product orders to support large-scale continuous manufacturing operations, the Company, during the quarter ended June 29, 1997, exercised its right to terminate the Company's lease on manufacturing space inside IBM by giving the required 120 days notice. The Company intends to vacate these premises by the end of the fiscal year and to consolidate the manufacturing of its stacked chip products at its Costa Mesa facilities.

   Novalog's cost of revenues are expected to improve in the fourth quarter of fiscal 1997 with the introduction of newly released products, however there can be no assurances that unexpected delays or other factors will not impact the currently anticipated results

    Cost of revenues for the 39 week period as a percent of revenues was 123 percent or 5 percentage points lower than the comparable period last year. This improvement is attributable to the increased shipments at CPO and the cost reductions previously mentioned.

Research and Development

   In the 39 week period, R & D costs of $1,388,800 was $95,300 more than last year's 39 week period, but as a percentage of revenues represents a reduction of seven percentage points as a result of the significant increase in revenues. These R&D costs are primarily associated with new products which the Company expects to market in the future.

General and Administrative

   General and administrative expenses (G&A) in the third quarter of fiscal 1997, were decreased by $308,600 or 34 percentage points compared to the third quarter of fiscal 1996. In the fiscal 1996 period, the G&A expense of $1,016,700 represented 53 percent of revenues compared to $708,100 or 19 percent in the fiscal 1997 period. In the 39 week period, a reduction of $470,600 was achieved compared to the prior year's comparable period. These decreases in labor costs and other expenses reflect substantial on-going cost reductions at the Company's ATO and CPO units.

Interest Expense

   Interest expense decreased $64,100 in the 13 week period and increased $80,700 in the 39 week period compared to the corresponding periods of fiscal 1996. These differences are primarily attributable to interest payable on the Company's $3.0 million bank loan established in April 1996, and interest payable on the Convertible Debentures (see Note 2). The Convertible Debentures were issued in February and March 1996 and holders thereof began converting such Debentures in May 1996, with all but $400,000 of such Debentures being converted by June 29, 1997.

Net Loss

   Net loss for the 13 and 39 week periods, after recognizing the loss apportionment to minority shareholders in Novalog, Inc., was $2,154,700 and $6,408,400 respectively. The third quarter loss showed an improvement of $1,000,600 compared to last year's third quarter. For the 39 week period the loss was $212,300 greater than last year's comparable period.

Liquidity and Capital Resources

   The primary uses of cash and cash equivalents during the 13 and 39 week periods of fiscal 1997 were to fund the Company's net loss, working capital requirements and capital facilities and equipment expenditures. The Company has reduced the rate of investment in improvements to its facilities and capital equipment both in California and Vermont and anticipates that the rate of capital expenditures will remain low in the immediate future.

   During the period September 1996 (fiscal 1996) through June 1997 (fiscal
1997), the Company's subsidiary, Novalog, Inc. issued, in a private placement to accredited investors, approximately 2.58 million shares of common stock, which resulted in a 27 percent minority interest in that subsidiary. The net proceeds of approximately $2.4 million were added to Novalog's general funds. At June 29, 1997, Novalog had cash on hand of $624,100. These funds may not be used to retire any portion of Novalog's original debt to the parent.

    In May 1996, the Company negotiated a loan from a bank in the amount of $3 million. The terms of the loan require the Company to meet certain covenants. The Company remained in compliance with one of the covenants at June 29, 1997 and obtained a waiver of the other two as of June 29, 1997.

   At June 29, 1997, the Company had cash and cash equivalents of $812,800, working capital of $467,000 and a current ratio of 1.1 to 1. The Company anticipates that the existing working capital and pre-payments from customers may be sufficient to meet its cash requirements in the immediate future.

   At June 29, 1997, the Company's funded backlog was approximately $5.3 million compared to $9.2 million at June 30, 1996. In addition, existing contracts include amounts of unfunded backlog which typically is funded when the previously funded amounts have been expended.


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



                                        Irvine Sensors Corporation
                                        --------------------------
                                              (Registrant)



Date: August 13, 1997              By:     /s/ John J. Stuart, Jr.
                                   -------------------------------
                                   John J. Stuart, Jr.
                                   Chief Financial Officer
                                   (Principal Accounting Officer)