Form 10-Q/A
period 1995-12-31
IRVINE SENSORS CORP/DE/
filed 1998-01-07
CIK 357108

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                  FORM 10-Q/A
                                 AMENDMENT #2
(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION  13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

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

                         Yes  [X]              No  [_]

          As of December 31, 1995 there were 16,028,300 shares of Common Stock outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

                           IRVINE SENSORS CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                                                   December 31,     October 1,
                                                                       1995            1995
                                                                   -------------   -------------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                         $  1,173,100    $  4,367,100
 Accounts receivable, net of allowances of $10,000                    2,978,800       2,388,000
 Inventory                                                            4,285,400       2,930,900
 Prepaid expenses                                                       216,600         241,500
                                                                   ------------    ------------
  Total current assets                                                8,653,900       9,927,500
                                                                   ------------    ------------

Equipment, furniture and fixtures, net                                5,984,700       5,649,600
Other assets                                                             30,100          32,100
                                                                   ------------    ------------
                                                                   $ 14,668,700    $ 15,609,200
                                                                   ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                                  $  1,069,800    $  1,302,500
 Accrued expenses                                                       576,600         671,500
 Deferred revenues                                                    1,424,400       1,365,000
 Notes payable and current portion of long-term debt                    158,400         206,400
                                                                   ------------    ------------
  Total current liabilities                                           3,229,200       3,545,400
                                                                   ------------    ------------

Commitment to employee retirement plan                                  149,800               -
                                                                   ------------    ------------
Long-term debt                                                           59,000          78,000
                                                                   ------------    ------------
Deferred royalties payable - affiliated company                         123,200         123,200
                                                                   ------------    ------------
Preferred stock of consolidated subsidiary                              118,500         118,500
                                                                   ------------    ------------
Convertible subordinated debentures                                     150,000       2,250,000
                                                                   ------------    ------------

SHAREHOLDERS' EQUITY:
 Preferred stock, $0.01 par value, 500,000 shares authorized;
  9,354 shares Series B Convertible Cumulative
   Preferred issued and outstanding; aggregate liquidation
   preference of $238,500                                                   100             100
  5,659 shares Series C Convertible Cumulative
   Preferred issued and outstanding; aggregate liquidation
   preference of $271,700                                                   100             100
 Common stock, $0.01 par value, 20,000,000 shares authorized;
  16,028,300 and 15,566,800 shares issued and outstanding               160,300         155,700
 Common stock warrants and unit warrants;
  126,900 issued and outstanding                                              -               -
Paid-in capital                                                      30,740,900      28,127,400
Accumulated deficit                                                 (20,062,400)    (18,789,200)
                                                                   ------------    ------------
  Total shareholders' equity                                         10,839,000       9,494,100
                                                                   ------------    ------------
                                                                   $ 14,668,700    $ 15,609,200
                                                                   ============    ============

     See Accompanying Condensed Notes to Consolidated Financial Statements.

                           IRVINE SENSORS CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                         13 Weeks Ended
                                   --------------------------
                                   December 31,   January 1,
                                       1995          1995
                                   ------------  ------------
Revenues                           $ 2,506,500    $1,559,400
Other                                   72,000             -
                                   -----------    ----------
 Total revenues                      2,578,500     1,559,400
                                   -----------    ----------

Cost and expenses:
 Cost of revenues                    2,613,600     1,475,900
 General and administrative            869,500       521,000
 Research and development              372,400       281,700
                                   -----------    ----------
                                     3,855,500     2,278,600
                                   -----------    ----------

Loss from operations                (1,277,000)     (719,200)

 Interest expense                      (34,500)            -
 Interest income                        39,200        41,900
                                   -----------    ----------

Loss before provision
     for income taxes               (1,272,300)     (677,300)
                                   -----------    ----------

Provision for income taxes                 900           900
                                   -----------    ----------

Net loss                           $(1,273,200)   $ (678,200)
                                   ===========    ==========

Net loss per common and
 common equivalent share           $     (0.08)   $    (0.05)
                                   ===========    ==========

Weighted average number
   of shares outstanding            15,846,700    14,784,800
                                   ===========    ==========




     See Accompanying Condensed Notes to Consolidated Financial Statements.

                           IRVINE SENSORS CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                  13 Weeks Ended
                                                          -------------------------------------------------------------
                                                                December 31, 1995                  January 1, 1995
                                                          ----------------------------       --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash received from customers                              $ 1,987,700                       $ 1,249,500
 Cash paid to suppliers and employees                       (4,934,000)                       (2,284,500)
 Interest received                                              39,200                            41,900
 Interest paid                                                  (7,300)                                -
 Income taxes paid                                                (900)                             (900)
                                                           -----------                       -----------
  Net cash used in operating activities                                   $(2,915,300)                       $ (994,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital facilities and equipment expenditures                (729,800)                         (898,900)
 Decrease in marketable securities                                   -                         1,959,400
                                                           -----------                      -----------
  Net cash (used in) provided by investing activities                        (729,800)                        1,060,500

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of convertible
  subordinate debentures                                       450,000                                 -
 Proceeds from long-term debt                                        -                           152,600
 Principal payments under notes payable
  and capital lease obligations                                (67,000)                          (23,700)
 Proceeds from common stock issued                              68,100                            12,500
                                                           -----------                       -----------
  Net cash provided by financing activities                                   451,100                           141,400
                                                                          -----------                        ----------

Net (decrease) increase in cash and cash equivalents                       (3,194,000)                          207,900
Cash and cash equivalents at beginning of period                            4,367,100                           437,300
                                                                          -----------                        ----------
 Cash and cash equivalents at end of period                               $ 1,173,100                        $  645,200
                                                                          ===========                        ==========

RECONCILIATION OF NET LOSS TO NET CASH
   USED IN OPERATING ACTIVITIES:
Net loss                                                                  $(1,273,200)                       $ (678,200)
Adjustments to reconcile net loss to
 net cash used in operating activities:
 Depreciation and amortization                             $   394,700                       $   230,900
 Commitment to employee retirement plan                        149,800                           116,200
 Increase in accounts receivable                              (590,800)                         (309,900)
 Increase in inventory                                      (1,354,500)                         (339,900)
 Decrease (increase) in prepaid expenses
   and other assets                                             26,900                            (1,000)
 Decrease in accounts payable and accrued expenses            (327,600)                          (71,300)
 Increase in deferred revenues                                  59,400                            59,200
                                                           -----------                       -----------
  Total adjustments                                                        (1,642,100)                         (315,800)
                                                                          -----------                        ----------

Net cash used in operating activities                                     $(2,915,300)                       $ (994,000)
                                                                          ===========                        ==========

NONCASH INVESTING AND FINANCING ACTIVITIES:
 Commitment to employee retirement plan                                   $   149,800                        $  116,200
                                                                          ===========                        ==========
 Capitalized lease obligations                                            $         -                        $  152,600
                                                                          ===========                        ==========

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

   The Company originally accounted for its convertible debentures in accordance with APB 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants". However the Securities and Exchange Commission ("SEC") staff has indicated that convertible debt instruments which are convertible at a discount from market should be accounted for by treating the maximum discount as interest expense with an offset to paid in capital. In November 1997, the Company was advised that past issuers of such securities have recently restated prior financial statements to comport with the SEC view. In conformance therewith, the Company has calculated non-cash interest expense of $1,101,700 with a like amount added to paid-in capital in the fourth quarter of fiscal 1995. Because of the offsetting nature of these entries, Shareholders' equity remains unchanged.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS.
         --------------

RESULTS OF OPERATIONS

REVENUES

   The Company achieved another record quarter with revenues of $2,578,500 for the first quarter of fiscal 1996, an increase of 65 percent or $1,019,100 from the first quarter of fiscal 1995. The additional revenues were attributable to a substantial increase in shipments of the Company's new serial infrared communications chip ("SIRComm") and shipments of Memory Short Stacks(TM) from the Company's Vermont facility. The SIRComm chip has continued to gain market acceptance since its introduction in late fiscal 1995. The increase in shipments of Memory Short Stacks by the Company's Computer Products Operations ("CPO") is a result of substantial increases in bookings for this product that began in the second half of fiscal 1995. The Company's research and development operations, which is largely dependent on contracts from the U.S. Government's military agencies and subcontracts from major Government contractors, has been adversely affected by funding delays caused by the Federal Government's budget crisis.

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

     Exhibit 27  Financial Data Schedule.

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



                                   IRVINE SENSORS CORPORATION

                                   ----------------------------------------
                                   (Registrant)



Date: December 24, 1997            By:  /s/ John J. Stuart, Jr.
                                   --------------------------------------------
                                   John J. Stuart, Jr.
                                   Chief Financial Officer
                                   (Principal Accounting Officer)