Form 10-Q/A
period 1996-03-31
IRVINE SENSORS CORP/DE/
filed 1998-01-07
CIK 357108

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                  FORM 10-Q/A
                                 AMENDMENT #1

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

                           IRVINE SENSORS CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                                                     March 31,      October 1,
                                                                       1996            1995
                                                                   -------------   -------------
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                                         $  9,704,200    $  4,367,100
 Accounts receivable, net of allowances of $10,000                    2,151,600       2,388,000
 Inventory                                                            5,699,000       2,930,900
 Prepaid expenses                                                       125,500         241,500
                                                                   ------------    ------------
  Total current assets                                               17,680,300       9,927,500
                                                                   ------------    ------------

Equipment, furniture and fixtures, net                                6,069,500       5,649,600
Other assets                                                            127,900          32,100
                                                                   ------------    ------------

                                                                   $ 23,877,700    $ 15,609,200
                                                                   ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                                  $    970,000    $  1,302,500
 Accrued expenses                                                       683,200         671,500
 Deferred revenues                                                    2,248,200       1,365,000
 Notes payable and current portion of long-term debt                    119,000         206,400
                                                                   ------------    ------------
  Total current liabilities                                           4,020,400       3,545,400
                                                                   ------------    ------------

Commitment to employee retirement plan                                  314,900               -
                                                                   ------------    ------------
Long-term debt                                                           39,800          78,000
                                                                   ------------    ------------
Deferred royalties payable - affiliated company                         123,200         123,200
                                                                   ------------    ------------
Preferred stock of consolidated subsidiary                              118,500         118,500
                                                                   ------------    ------------
Convertible subordinated debentures                                  11,100,000       2,250,000
                                                                   ------------    ------------

SHAREHOLDERS' EQUITY:
 Preferred stock, $0.01 par value, 500,000 shares authorized;
  9,354 shares Series B Convertible Cumulative
   Preferred issued and outstanding; aggregate liquidation
   preference of $238,500                                                   100             100
  5,659 shares Series C Convertible Cumulative
   Preferred issued and outstanding; aggregate liquidation
   preference of $271,700                                                   100             100
 Common stock, $0.01 par value, 40,000,000 shares authorized;
  16,377,900 and 15,566,800 shares issued and outstanding               163,800         155,700
 Common stock warrants and unit warrants;
  269,200 issued and outstanding                                              -               -
Paid-in capital                                                      34,223,600      28,127,400
Accumulated deficit                                                 (26,226,700)    (18,789,200)
                                                                   ------------    ------------
  Total shareholders' equity                                          8,160,900       9,494,100
                                                                   ------------    ------------

                                                                   $ 23,877,700    $ 15,609,200
                                                                   ============    ============

    See Accompanying Condensed Notes to Consolidated Financial Statements.

                           IRVINE SENSORS CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                  13 Weeks Ended                 26 Weeks Ended
                                            --------------------------     ---------------------------
                                             March 31,       April 2,        March 31,      April 2,
                                               1996           1995             1996           1995
                                            -----------    -----------     -----------     -----------
Revenues                                    $ 2,045,700    $ 1,762,900     $ 4,552,200     $ 3,322,300
Other                                                 -         41,200          72,000          41,200
                                            -----------    -----------     -----------     -----------
 Total revenues                               2,045,700      1,804,100       4,624,200       3,363,500

Cost and expenses:
 Cost of revenues                             2,300,100      1,610,800       4,913,700       3,086,700
 General and administrative                   1,026,000        643,100       1,895,500       1,164,100
 Research and development                       446,500        384,700         818,900         666,400
                                            -----------    -----------     -----------     -----------
                                              3,772,600      2,638,600       7,628,100       4,917,200
                                            -----------    -----------     -----------     -----------

Loss from operations                         (1,726,900)      (834,500)     (3,003,900)     (1,553,700)

 Interest expense                               (46,100)        (2,800)        (80,600)         (2,800)
 Interest income                                  6,300         19,000          45,500          60,900
 Non-cash interest expense
  related to Convertible Debentures          (4,396,700)             -      (4,396,700)              -
                                            -----------    -----------     -----------     -----------

Loss before provision
     for income taxes                        (6,163,400)      (818,300)     (7,435,700)     (1,495,600)
                                            -----------    -----------     -----------     -----------

Provision for income taxes                          900              -           1,800             900
                                            -----------    -----------     -----------     -----------

Net loss                                    $(6,164,300)   $  (818,300)    $(7,437,500)    $(1,496,500)
                                            ===========    ===========     ===========     ===========

Net loss per common and
 common equivalent share                    $     (0.38)   $     (0.06)    $     (0.46)    $     (0.10)
                                            ===========    ===========     ===========     ===========

Weighted average number
   of shares outstanding                     16,183,200     14,836,400      16,015,700      14,811,300
                                            ===========    ===========     ===========     ===========

    See Accompanying Condensed Notes to Consolidated Financial Statements.

                           IRVINE SENSORS CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                        26 Weeks Ended
                                                                 ---------------------------------------------------------
                                                                        March 31, 1996                 April 2, 1995
                                                                 ---------------------------    --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash received from customers                                      $ 4,860,600                   $ 2,719,800
 Cash paid to suppliers and employees                               (8,660,500)                   (4,852,400)
 Interest received                                                      45,500                        60,900
 Interest paid                                                         (78,200)                       (2,800)
 Income taxes paid                                                      (1,800)                         (900)
                                                                   -----------                   -----------
  Net cash used in operating activities                                          $(3,834,400)                  $(2,075,400)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital facilities and equipment expenditures                      (1,260,500)                   (1,733,300)
 Decrease in marketable securities                                           -                     4,447,500
                                                                   -----------                   -----------
  Net cash (used in) provided by investing activities                             (1,260,500)                    2,714,200

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of convertible
  subordinate debentures                                            10,330,300                             -
 Proceeds from long-term debt                                           13,200                       152,600
 Principal payments under notes payable
   and capital lease obligations                                      (138,800)                      (36,200)
 Proceeds from common stock issued                                     227,300                        51,300
                                                                   -----------                   -----------
  Net cash provided by financing activities                                       10,432,000                       167,700
                                                                                 -----------                   -----------

Net increase in cash and cash equivalents                                          5,337,100                       806,500
Cash and cash equivalents at beginning of period                                   4,367,100                       437,300
                                                                                 -----------                   -----------

Cash and cash equivalents at end of period                                       $ 9,704,200                   $ 1,243,800
                                                                                 ===========                   ===========

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
Net loss                                                                         $(7,437,500)                  $(1,496,500)
Adjustments to reconcile net loss to
 net cash used in operating activities:
 Non-cash interest expense related
   to Convertible Debentures                                       $ 4,396,700
 Depreciation and amortization                                         840,600                   $   465,200
 Commitment to employee retirement plan                                314,900                       124,900
 Common stock contributed to employee
   retirement plan                                                           -                       117,800
 Decrease (increase) in accounts receivable                            236,400                      (643,700)
 Increase in inventory                                              (2,768,100)                     (559,200)
 Decrease (increase) in prepaid expenses
   and other assets                                                     20,200                       (16,500)
 Decrease in accounts payable and accrued expenses                    (320,800)                       (1,600)
 Increase (decrease) in deferred revenues                              883,200                       (65,800)
                                                                   -----------                   -----------
  Total adjustments                                                                3,603,100                      (578,900)
                                                                                 -----------                   -----------
Net cash used in operating activities                                            $(3,834,400)                  $(2,075,400)
                                                                                 ===========                   ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
 Commitment to employee retirement plan                                          $   314,900                   $   242,700
                                                                                 ===========                   ===========
 Capitalized lease obligations                                                   $    13,200                   $   152,600
                                                                                 ===========                   ===========
 Capital facilities and equipment                                                $         -                   $    41,200
                                                                                 ===========                   ===========
 Non-cash interest expense related to
  Convertible Debentures                                                         $ 4,396,700                   $         -
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

   The Company originally accounted for its convertible debentures in accordance with APB 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants". However the Securities and Exchange Commission ("SEC") staff has indicated that convertible debt instruments which are convertible at a discount from market should be accounted for by treating the maximum discount as interest expense with an offset to paid in capital. In November 1997, the Company was advised that past issuers of such securities have recently restated prior financial statements to comport with the SEC view. In conformance therewith, the Company has calculated non-cash interest expense of $4,396,700 with a like amount added to paid-in capital in the second quarter of fiscal 1996. The Company also recorded a non-cash interest expense of $1,101,700 in the fourth quarter of fiscal 1995 as a result of issuing debentures in fiscal 1995 which were convertible at a discount from the market price of the common stock. Because of the offsetting nature of these entries, Shareholders' equity remains unchanged.

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

   The Company originally accounted for its convertible debentures in accordance with APB 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants". However the Securities and Exchange Commission ("SEC") staff has indicated that convertible debt instruments which are convertible at a discount from market should be accounted for by treating the maximum discount as interest expense with an offset to paid in capital. In November 1997, the Company was advised that past issuers of such securities have recently restated prior financial statements to comport with the SEC view. In conformance therewith, the Company has calculated non-cash interest expense of $4,396,700 with a like amount added to paid-in capital in the second quarter of fiscal 1996. The Company also recorded a non-cash interest expense of $1,101,700 in the fourth quarter of fiscal 1995 related to convertible debentures issued in fiscal 1995 which were convertible at a discount from the market price of the common stock. Because of the offsetting nature of these entries, Shareholders' equity remains unchanged. (See Note 3 to the Condensed Consolidated Financial Statements).

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



                                   IRVINE SENSORS CORPORATION
                                   ---------------------------------------
                                           (Registrant)



Date: December 24, 1997            By:  /s/ John J. Stuart, Jr.
                                   ---------------------------------------
                                   John J. Stuart, Jr.
                                   Chief Financial Officer
                                   (Principal Accounting Officer)