Form 10-Q/A
period 1996-06-30
IRVINE SENSORS CORP/DE/
filed 1998-01-07
CIK 357108

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
                           IRVINE SENSORS CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                                                     June 30,       October 1,
                                                                       1996            1995
                                                                   -------------   -------------
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                                         $  3,040,800    $  4,367,100
 Accounts receivable, net of allowances of $10,000                    2,175,100       2,388,000
 Inventory                                                            7,986,000       2,930,900
 Prepaid expenses                                                       122,700         241,500
                                                                   ------------    ------------
  Total current assets                                               13,324,600       9,927,500
                                                                   ------------    ------------

Equipment, furniture and fixtures, net                               12,320,700       5,649,600
Other assets                                                            192,900          32,100
                                                                   ------------    ------------

                                                                   $ 25,838,200    $ 15,609,200
                                                                   ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                                  $  1,931,500    $  1,302,500
 Accrued expenses                                                       721,800         671,500
 Deferred revenues                                                    2,960,900       1,365,000
 Notes payable and current portion of long-term debt                     80,600         206,400
                                                                   ------------    ------------
  Total current liabilities                                           5,694,800       3,545,400
                                                                   ------------    ------------

Commitment to employee retirement plan                                  168,000               -
                                                                   ------------    ------------
Long-term debt                                                        3,022,100          78,000
                                                                   ------------    ------------
Deferred royalties payable - affiliated company                         123,200         123,200
                                                                   ------------    ------------
Preferred stock of consolidated subsidiary                              118,500         118,500
                                                                   ------------    ------------
Convertible subordinated debentures                                   5,950,000       2,250,000
                                                                   ------------    ------------

SHAREHOLDERS' EQUITY:
 Preferred stock, $0.01 par value, 500,000 shares authorized;
  9,354 shares Series B Convertible Cumulative
   Preferred issued and outstanding; aggregate liquidation
   preference of $238,500                                                   100             100
  5,659 shares Series C Convertible Cumulative
   Preferred issued and outstanding; aggregate liquidation
   preference of $271,700                                                   100             100
 Common stock, $0.01 par value, 40,000,000 shares authorized;
  17,724,500 and 15,566,800 shares issued and outstanding               177,200         155,700
 Common stock warrants; 239,200 and 126,200
  issued and outstanding                                                      -               -
Paid-in capital                                                      39,966,200      28,127,400
Accumulated deficit                                                 (29,382,000)    (18,789,200)
                                                                   ------------    ------------
  Total shareholders' equity                                         10,761,600       9,494,100
                                                                   ------------    ------------

                                                                   $ 25,838,200    $ 15,609,200
                                                                   ============    ============

     See Accompanying Condensed Notes to Consolidated Financial Statements.

                           IRVINE SENSORS CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                        13 Weeks Ended                 39 Weeks Ended
                                  --------------------------     ---------------------------
                                    June 30,       July 2,         June 30,        July 2,
                                      1996          1995             1996           1995
                                  -----------    -----------     ------------    -----------

Revenues                          $ 1,917,700     $2,332,100     $  6,469,900    $ 5,654,400
Other                                       -         45,200           72,000         86,400
                                  -----------     ----------     ------------    -----------
 Total revenues                     1,917,700      2,377,300        6,541,900      5,740,800

Costs and expenses:
 Cost of revenues                   3,478,400      1,887,800        8,392,100      4,974,500
 General and administrative         1,016,700        676,800        2,912,200      1,840,900
 Research and development             474,600        396,300        1,293,500      1,062,700
                                  -----------     ----------     ------------    -----------
                                    4,969,700      2,960,900       12,597,800      7,878,100
                                  -----------     ----------     ------------    -----------

Loss from operations               (3,052,000)      (583,600)      (6,055,900)    (2,137,300)

 Interest expense                    (152,400)        (2,400)        (233,000)        (5,200)
 Interest income                       49,100          8,800           94,600         69,700
 Non-cash interest expense
  related to Convertible
  Debentures                                -              -       (4,396,700)             -
                                  -----------     ----------     ------------    -----------

Loss before provision
 for income taxes                  (3,155,300)      (577,200)     (10,591,000)    (2,072,800)

Provision for income taxes                  -              -            1,800            900
                                  -----------     ----------     ------------    -----------

Net loss                          $(3,155,300)    $ (577,200)    $(10,592,800)   $(2,073,700)
                                  ===========     ==========     ============    ===========

Net loss per common and
 common equivalent share          $     (0.19)    $    (0.04)    $      (0.65)   $     (0.14)
                                  ===========     ==========     ============    ===========

Weighted average number
 of shares outstanding             16,990,400     14,877,700       16,341,800     14,833,500
                                  ===========     ==========     ============    ===========


     See Accompanying Condensed Notes to Consolidated Financial Statements.

                           IRVINE SENSORS CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                             39 Weeks Ended
                                                       ------------------------------------------------------------
                                                              June 30, 1996                   July 2, 1995
                                                       ---------------------------    -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash received from customers                           $  6,754,800                  $ 5,018,300
 Cash paid to suppliers and employees                    (13,541,000)                  (7,632,700)
 Interest received                                            94,600                       69,700
 Interest paid                                              (110,200)                      (5,200)
 Income taxes paid                                            (1,800)                        (900)
                                                        ------------                  -----------
  Net cash used in operating activities                                $ (6,803,600)                   $(2,550,800)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital facilities and equipment expenditures            (8,177,300)                  (2,320,400)
 Decrease in marketable securities                                 -                    4,447,500
                                                        ------------                  -----------
  Net cash (used in) provided by investing activities                    (8,177,300)                     2,127,100

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of convertible
  subordinate debentures                                  10,330,300                            -
 Proceeds from long-term debt                              3,013,200                      191,500
 Proceeds from bank line of credit                                 -                      101,800
 Principal payments under notes payable
    and capital lease obligations                           (194,900)                     (50,800)
 Proceeds from common stock issued                           506,000                      112,500
                                                        ------------                  -----------
  Net cash provided by financing activities                              13,654,600                        355,000
                                                                       ------------                    -----------

Net decrease in cash and cash equivalents                                (1,326,300)                       (68,700)
Cash and cash equivalents at beginning of period                          4,367,100                        437,300
                                                                       ------------                    -----------
Cash and cash equivalents at end of period                             $  3,040,800                    $   368,600
                                                                       ============                    ===========
RECONCILIATION OF NET LOSS TO NET CASH USED IN
OPERATING ACTIVITIES:
Net loss                                                               $(10,592,800)                   $(2,073,700)
Adjustments to reconcile net loss to
 net cash used in operating activities:
 Non-cash interest expense related to Convertible
   Debentures                                           $  4,396,700                  $         -
 Depreciation and amortization                             1,506,200                      744,500
 Commitment to employee retirement plan                      168,000                      135,800
 Common stock contributed to employee
   retirement plan                                           327,300                      242,400
 Decrease (increase) in accounts receivable                  212,900                     (620,700)
 Increase in inventory                                    (5,055,100)                  (1,117,800)
 Increase in prepaid expenses and other assets               (42,000)                    (135,300)
 Increase in accounts payable and accrued expenses           679,300                      566,600
 Increase (decrease) in deferred revenues                  1,595,900                     (190,800)
                                                        ------------                  -----------
  Total adjustments                                                       3,789,200                       (375,300)
                                                                       ------------                    -----------
Net cash used in operating activities                                  $ (6,803,600)                   $(2,449,000)
                                                                       ============                    ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
 Bonds converted to common stock                                       $  7,900,000                    $         -
                                                                       ============                    ===========
 Commitment to employee retirement plan                                $    495,300                    $   378,200
                                                                       ============                    ===========
 Capitalized lease obligations                                         $     13,200                    $   191,500
                                                                       ============                    ===========
 Capital facilities and equipment                                      $          -                    $    86,400
                                                                       ============                    ===========
 Non-cash interest expense related to
   Convertible Debentures                                              $  4,396,700                    $         -
                                                                       ============                    ===========

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

   In a private financing during February and March 1996, the Company issued $11.1 million of 8 percent convertible subordinated debentures due in 1998, to institutional and private investors in Canada and Europe. The Debentures are convertible into shares of common stock at varying rates which are contingent upon the closing bid prices of the common stock. The Company shall have the right to demand conversion of the Debentures at any time after March 1997. Interest is payable semi-annually on January 31 and July 31 of each year. The Debentures are subordinated to prior payment of bank indebtedness of the Company. The gross proceeds less expenses were added to the Company's general funds. In May 1996, the Company filed a registration statement covering 2,997,000 shares, the approximate number of shares estimated to underlie the Debentures based on the then projected trading range of the Company's stock. The Company intends to file a subsequent registration statement adjusting the number of shares underlying the Debentures to reflect actual conversions and changes in the trading range of the Company's stock. As of the date hereof, said adjustment would require the registration of an additional 402,000 shares of common stock. During the third quarter of fiscal 1996, the Company, at the request of bond holders, converted $5.15 million of outstanding Debentures at varying rates into 1,222,400 shares of the Company's common stock.

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

   The company originally accounted for its convertible debentures in accordance with APB 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants". However the Securities and Exchange Commission ("SEC") staff has indicated that convertible debt instruments which are convertible at a discount from market should be accounted for by treating the maximum discount as interest expense with an offset to paid in capital. In November 1997, the Company was advised that past issuers of such securities have recently restated prior financial statements to comport with the SEC view. In conformance therewith, the Company has calculated non-cash interest expense of $4,396,700 with a like amount added to paid-in capital in the second quarter of fiscal 1996. The Company also recorded a non-cash interest expense of $1,101,700 in the fourth quarter of fiscal 1995 related to convertible debentures issued in fiscal 1995 which were convertible at a discount from the market price of the common stock. Because of the offsetting nature of these entries, Shareholders' equity remains unchanged. (See Note 3 to the Condensed Consolidated Financial Statements)

LIQUIDITY AND CAPITAL RESOURCES

   During the 39 week period ended June 30, 1996, the Company raised approximately $13.9 million (net of related expenses) from financing activities which included the issuance of $11.6 million 8 percent convertible subordinated debentures (See Note 3 of Notes to Consolidated Financial Statements) and a $3 million bank loan (See Note 6 of Notes to Consolidated Financial Statements). The Company anticipates that it will be in full compliance with two of the three restrictive covenants of its bank loan for the foreseeable future, but will not be in compliance with the third covenant until approximately the mid-point of fiscal 1997 after anticipated Debenture conversions and improvements in operating results. The primary uses of cash and cash equivalents during the 39 week period of fiscal 1996 were for capital facilities and equipment expenditures, funding of the Company's net loss, and the build up of work-in-process inventory. The Company invested approximately

$8.2 million in capital facilities and equipment which included the acquisition of the IBM cubing line with an approximate $6.5 million cash payment to IBM (See
Note 5 of Notes to Consolidated Financial Statements). The Company is anticipating the current rate of capital expenditures (excluding the IBM transaction) to increase in the immediate future. The approximate $5.1 million increase in inventory resulted from the growth in backlog at CPO for Memory Short Stacks and production of custom chip stacks by ATO. An approximate $1.6 million increase in deferred revenues slightly offset the cash used for operations which represented advanced customer payments received for Memory Short Stacks scheduled for delivery in the fourth quarter.

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