Form 10-K/A
period 1996-09-29
IRVINE SENSORS CORP/DE/
filed 1998-01-07
CIK 357108

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                  FORM 10-K/A
                                Amendment No. 1

  (Mark One)
   [X]  ANNUAL REPORT PURSUANT TO SECTION  13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
        For the fiscal year ended October 1, 1995

                                    OR

   [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past ninety (90) days.        Yes  X     No
                                                             -----     -----

To the extent known by the registrant, the aggregate market value of the Common Stock held beneficially by-non-affiliates of the registrant was approximately $84,083,400 on December 1, 1995. As the Preferred Stock is not publicly traded it has not been included in the computation.

As of December 1, 1995, there were 16,028,300 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of Registrant's Annual Report to Stockholders for the fiscal year ended October 1, 1995; (Part II); portions of Registrant's Definitive Proxy Statement to be used in connection with Registrant's Annual Meeting of Stockholders to be held on February 23, 1996 (Part III).

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A [_].

                                    PART I

Item 1.     Business.

General

  Irvine Sensors Corporation (the "Company" or "ISC") is the developer of a proprietary technology to produce an extremely compact package of solid state microcircuitry, which it believes offers volume, power, weight and operational advantages for a wide variety of potential military and commercial applications. These advantages result from the Company's ability to assemble microelectronic chips in a three dimensional "stack" instead of alongside each other on a flat surfaces, as is the case with conventional methods. This stacking technology has also led to the development of collateral technology for the design of low powered chips, both for chip stacking and for single chip applications. The Company believes that its very low power chip technology may have wide commercial application in portable electronic devices.

  As memory chips, processors and other microelectronic components become larger and faster, the benefits that can be realized from increased operating speed are limited by the communication time and distance between chips. Where tens to hundreds of millions of calculations per second are required, even at the speed of light, distances between electrical components can become an important limitation on the speed of a computer. The Company's approach to shortening interchip distances is to use the third dimension. This is accomplished by placing chips on top of each other in a stack instead of conventional side by side packaging. This approach was conceived and developed by the Company as a means of addressing the demands of space-based surveillance. During June 1992, the Company entered into various agreements with IBM to commercialize the Company's chip-stacking technology under which IBM also has acted as a source of supply for the Company's products. IBM has advised the Company that it believes that the development phase of its planned activities has been completed. Although the Company is presently negotiating to secure a continued source of supply from IBM, there can be no assurance that such negotiations will be successful.

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

  The Company's subsidiary, Carson Alexiou Corporation, has been inactive since 1985.

Products and Technology

  Drawing from experience gained in packaging electronics for infrared sensor system development, in September 1987, the Company began work on a contract from the Defense Advanced Research Projects Agency ("DARPA") that required ISC to stack memory chips for use in a computer application. In November 1988, the Company delivered to DARPA two 8-layer stacks of Static Random Access Memory ("SRAM") chips. This was the first functioning demonstration of ISC's technology as applied to a device having potential for commercialization. Subsequent to this demonstration, certain computer manufacturers that use memory components in their own products purchased sample stacks of computer memory chips from the Company for evaluation. One such relationship evolved into the joint development alliance with IBM to commercialize the Company's technology. The Company has developed a family of standard products consisting of stacked computer memory chips which the Company denotes as Memory Short Stacks.

  The Company believes that its chip stacking technology can offer demonstrable benefits to designers of systems that incorporate numerous integrated circuits, by improving speed and reducing size, weight and power usage. In addition, since ISC's technology reduces the number of interconnections between chips, potential system failure points can also decrease.

  The Company believes that the features achievable with its chip stacking technology will have application in space and in aircraft in which weight and volume considerations are dominant, as well as in various other applications in which portability is required and speed is important. The Company initially intends to exploit its potential market by focusing on the sale of the Memory Short Stack to high end, high margin government and commercial users to whom the technical improvement will be most valuable. While these applications tend to require lower unit volume, the sales are at significantly higher gross margins than many applications requiring high volume production. Furthermore, the Company has existing relationships with some of the potential customers in this category. This low-volume, high-margin market entry strategy should also allow the Company to ramp up production volume in an orderly fashion over time, allowing it to budget more effectively for changing capital requirements. To the extent demand for the Company's chip-stacking technology outstrips the Company's manufacturing capacity, the Company intends to license the technology to others more experienced with high volume manufacturing of low margin semiconductor products.

  The Company has shipped quantities of the Memory Short Stack to certain of its government and commercial customers. However, there is no assurance that the Company will be successful in marketing the Memory Short Stack for widespread applications.

  During June 1992, the Company entered into a joint development agreement with IBM to commercialize the Company's chip-stacking technology. Under the agreement, the Company and IBM worked together to develop the manufacturing technologies required to produce stacked chip products. The development phase of this agreement is nearing completion and the Company is presently negotiating with IBM to secure future access to IBM's facilities for manufacturing the Company's products. There can be no assurances that such negotiations will be successfully completed.

  The Company also intends to continue to market infrared sensing devices for surveillance, acquisition, tracking and interception applications for a variety of Defense Department and NASA missions.

  In addition to its stacking technology, the Company has developed a Serial Infrared Communications chip using elements of its sensor chip design technology. This device is intended to be used in products allowing computers and computer peripherals to communicate using infrared transmissions in a manner similar to that employed by remote control units for televisions and video cassette recorders. The Company is actively marketing its Serial Infrared Communications chip under the tradename SIRComm(TM).

  The Company also has broad and higher level products under development which utilize the Company's proprietary technology. There can be no assurances that such developments will result in the introduction of additional products or product lines.

Initial Commercial Products: Memory Short Stack and Serial Infrared Communications Chips

  The Company's initial product for the commercial marketplace is the Memory Short Stack. The Memory Short Stack entails the assembly of a large stack of chips which is predesigned to be separated into easily attachable smaller units. For example, a stack of 100 chips might be designed to be separated into ten ten-layer short stacks. Within the typical dimensions of a single memory chip package, such a configuration permits up to ten chips to be packaged together. Moreover, such a unit can be made to be compatible with existing single-chip packages with only a minimum of redesign. The Company believes that the Memory Short Stack permits memory upgrades for systems that are limited by the dimensions of existing slots, racks or other chip mounting components.

  The Company builds its larger memory modules for mounting on one side (a face consisting of chip edges) with the chips perpendicular to the mounting surface, like a loaf of bread. This results in a module height when mounted which precludes its use where existing space between boards or racks is tightly constrained. The Memory Short Stack, on the other hand, is attached at the top or bottom of the stack so that its chips are aligned parallel to the mounting surface, like a stack of pancakes. Its dimensions allow the Memory Short Stack, in many cases, to be used in a space currently occupied by a single chip. Since at least four chips can be configured within the package dimensions of a single conventionally-packaged chip, this offers a powerful upgrade capability to system designers. There is no assurance, however, that the Memory Short Stack will become a commercially viable product.

  The Company expects to initially sell the Memory Short Stack to a limited number of OEM's in the aerospace industry and to government prime contractors and their subcontractors, who have a significant size, weight, or power problem, whose resolution is worth the payment of a price premium.

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

  The Company is not aware of any technical disadvantages to its chip stacking technology. However, until high volume production is achieved, as to which there is no assurance, the ultimate cost of products utilizing the Company's chip stacking technology cannot be firmly established. Since the Company believes cost will be a major factor in determining utility for many market segments, the Company will remain at a disadvantage in penetrating these segments until manufacturing volumes reach materially higher levels than have been presently demonstrated. Although there can be no assurances, the Company believes that ultimately the price of stacked-chip products will be competitive with alternative systems.

  The Company does not presently have a high volume manufacturing capability due largely to the cost of bringing a facility on-line and is currently dependent on its agreement with IBM to produce volume quantities of parts. The Company is presently negotiating to utilize IBM's facilities for manufacturing the Company's products in the future, but there can be no assurances that such negotiation will be successful. Interruption of its source of supply would materially disrupt the Company's entry strategy for the sale of its Memory Short Stacks.

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

Potential Product Applications

  The Company believes that its technology enables sophisticated features to be incorporated into infrared sensing devices that must meet size constraints and other military operating requirements. Until production has begun and products are accepted in the market, the Company cannot assure that it will be successful in its efforts to expand its product applications. However, the Company intends to manufacture and market infrared sensing devices. The Company also intends to offer various stacked-chip devices for commercial and military computer applications.

  Computer Devices. The Company has designed and intends to produce and market, or license manufacturers to use, its technology for use in government and commercial applications. Initial applications are anticipated to involve the packaging of memory chips for computers.

  In fiscal 1994, the Company delivered fully functional engineering samples of its Memory Short Stacks to two customers for use in space recorders. These products were built by IBM and burned-in, tested and shipped from the Company's Vermont facility. In fiscal 1995, the Company received its first production orders for Memory Short Stacks.

  Infrared Communications Devices. In fiscal 1995, the Company began shipping its SIRComm products to customers. The Company designs the chips which are then manufactured for the Company by others. The Company believes that multiple sources of manufacture are available and does not anticipate any problems in filling customers' orders.

  HYMOSS(R) Focal Plane and other HYMOSS Systems. The Company has under development various military applications incorporating aspects of the Company's HYMOSS ("Hybrid Mosaic on Stacked Silicon") technology. Development of the Company's HYMOSS technology has been funded by government contracts since 1980. The HYMOSS module consists of electro-optical detectors arranged in a mosaic pattern and packaged directly onto a dense stack of electronic microcircuitry chips. HYMOSS focal plane modules are designed to be used individually or in focal plane assemblies containing numerous modules. The Company believes that many potential uses exist for HYMOSS focal planes in both strategic and tactical systems. Demonstration units incorporating the simplest form of this technology have been manufactured and sold since calendar 1986.

  In its most sophisticated potential use, the HYMOSS focal plane would be used in a satellite-based array of numerous modules. In this role, it is designed to "stare" at a potential target area or enemy launch site, transmitting information only when a specified movement or other change occurs. Presently deployed systems for detection of intercontinental ballistic missiles scan the target area and continuously transmit large quantities of data to earth stations for processing. Because of its data processing and selective transmission capabilities, the HYMOSS focal plane is anticipated to detect targets more rapidly and accurately than existing systems. The anticipated speed and accuracy of HYMOSS focal plane detection systems are expected to enable military personnel to quickly evaluate and respond to changes occurring in the area under surveillance. The Company believes that existing strategic and tactical surveillance systems can be improved by adapting sub-elements of the HYMOSS module technology for use in the simplified devices although there is no assurance that the technology will be so applied.

  The Company's proprietary method for stacking integrated circuits is expected to permit the compression of tens of thousands of detectors and their related electronics into a volume approximately the size of the human eye. The Company believes the resulting reduction in size of the focal plane should greatly expand its potential uses in military devices. The Company also believes that each detector will be capable of sensing infrared radiation in much the same way the retina of the human eye senses visible light. A change detected by the sensors contained in the HYMOSS focal plane would be processed and interpreted by a signal processor contained in a HYMOSS module.

  During the calendar years 1985 through 1991, the Company developed a potential improvement to the HYMOSS focal plane, referred to as "Dynamic Stare," which the Company believes could yield cost reductions or performance enhancements in HYMOSS focal planes. Dynamic Stare is the subject of three issued U.S.
Patents. See "Patents, Trademarks and Licenses." It is also the subject of two foreign applications pending.

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

Development Contracts

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

  In October 1989, the Board of Directors approved an amendment to the RDL agreement. Under the amendment the Company will pay RDL a royalty of 3.5% of all sales of the basic devices sold by the Company. In addition, RDL is entitled to receive an amount equal to 7% of all royalties earned by the Company from sales by the Company's sublicensees. The Company's exclusive rights to the technology extend to all uses, both government and commercial. RDL agreed to defer its royalty claims and subordinate them with respect to all other creditors in exchange for options to purchase up to 1,000,000 shares of the Company's Common Stock, which are exercisable by applying the deferred royalties to the purchase. The initial 500,000 options vested immediately at the time of the initial five year deferral period in October 1989. In October 1994, the remaining 500,000 options vested upon RDL's extended deferral. The 1,000,000 options are exercisable at $1.00 until October 1999. If RDL exercises its option in whole or in part, title to RDL's technology would transfer to the Company and all further royalty obligations would cease. If the option expires unexercised, the subordination provisions would terminate and the accrued royalties would be due and payable in the same manner as any other corporate obligation.

  In October 1990, the Company and RDL consummated an agreement in which full settlement of the $40,000 note was arranged. RDL agreed to the cancellation of the Company's $40,000 debt and surrendered the warrant to purchase 200,000 shares of the Company's stock in exchange for a cash payment of $5,000 and 200,000 unregistered shares of the Company's Common Stock.

  As of October 1, 1995, the Company had accrued $123,200 in deferred royalties. With the exception of the 200,000 unregistered shares of the Company's Common Stock and the $5,000 cash payment to RDL made in connection with the cancellation of the Company's $40,000 note in October 1990, no royalties were paid by the Company during fiscal years 1995, 1994 and 1993. The Company believes that the terms of the foregoing transactions were no less favorable to the Company than would have been obtained from a nonaffiliated third party for similar services.

Supplies and Equipment

  The primary components of the Company's focal planes are integrated circuits and infrared detectors. The integrated circuits are designed by the Company for manufacture by others from silicon wafers and other materials readily available from multiple sources. Due to the ready availability of these materials, the Company does not have any special arrangements with suppliers for their purchase. The Company does not produce detectors. However, the Company has developed a process which enables it to use relatively low cost and unsophisticated detectors which are generally available from numerous sources.

  The primary components of the Company's memory devices are commercial memory chips. To date the Company has obtained the majority of such chips for its products from IBM. However, a variety of alternative sources exist for such commercial products.

Capital Equipment

  Because of the nature of the sophisticated research and development work performed under its contracts, the Company designs and assembles equipment for testing and prototype development. The Company utilizes the unique capability of this equipment to seek, qualify for and perform additional contract research and development for its customers. The Company does not have any manufacturing capability to produce electro-optical or infrared detectors.

  Beginning in fiscal year 1993, the Company began to enhance and expand its facilities in California and Vermont to meet its requirements for commercial product introduction. Further expansion is anticipated in fiscal 1996.

Backlog

  At December 1, 1995, the Company's funded backlog was $4,991,000 compared to $1,484,000 at December 2, 1994. The Company anticipates that all of the funded backlog will be filled in fiscal 1996. However, the Company has, in addition to the funded portion, a large unfunded backlog of contracts exceeding $1,408,000 which typically is funded when the previously funded amounts have been expended. The Company is also continuing to negotiate for additional research contracts and commercial sales, which, if obtained, will materially increase this backlog. Failure to obtain these contracts in a timely manner could materially affect the Company's short-term results.

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

  In fiscal 1995, the Company's major customers were agencies of the U.S. government. The U.S. Navy accounted for 30% of the Company's revenues and the U.S. Army accounted for 21% of the Company's revenues. Contracts with government agencies may be suspended or terminated by the government at any time, subject to certain conditions. Similar termination provisions are typically included in agreements with prime contractors. There is no assurance the Company will not experience suspensions or terminations in the future.

  The Company presently has limited marketing resources and thus focuses its efforts in specific areas of interest. The Director of Programs coordinates the marketing activities of senior and technical management with respect to government programs, while a General Manager and a Vice President direct the marketing efforts related to computer products, and a General Manager and a Marketing Manager direct the marketing activities of the SIRComm products unit.

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

  The Company is aware of two large companies that have developed competing approaches to chip stacking. They are Texas Instruments, Inc., (TI) and Thompson CSF (Thompson). In addition, there are several small companies and divisions of large companies that have various technologies for stacking a limited number of chips.

  The Company is aware of many companies which are currently servicing the military focal plane market. These include Santa Barbara Research Center, TI, Loral, Inc., Amber Engineering, Inc., Litton Industries, Infrared Industries, Inc., EG&G Judson, OptoElectronics-Textron, Inc., and Rockwell International. The Company believes that the only infrared focal plane technology which competes directly with its HYMOSS technology is that which is used by Grumman Space Systems Division. The Company believes that many of its competitors have financial, labor and capital resources greater than those of the Company and there is no assurance that the Company will be able to compete successfully.

  The Company is aware of several companies which currently service the market for serial infrared detectors. They include Hewlett-Packard, Temic, Sharp, and Crystal Semiconductor, among others, all of whom have financial, labor and capital resources greater than those of the Company.

Research and Development

  Since calendar 1980, the Company has been developing its technology and believes it has successfully demonstrated its feasibility. In 1986, the Company delivered a working demonstration unit of a HYMOSS module. In 1988, the Company delivered a working demonstration unit of a high density computer memory module utilizing the Company's stacked circuitry technology. The Company believes government and commercial research contracts will provide the major portion of funding necessary for continuing development of its products. However, the manufacture of stacked circuitry modules in volume will require substantial additional funds, which may involve additional equity or debt financing or a joint venture, license or other arrangement. There can be no assurance that sufficient funding will be available from government or other sources or that the Company's products will be successfully developed for volume production.

  The Company's expenditures for research and development for the fiscal years ended October 1, 1995, October 2, 1994, and October 3, 1993, were $1,280,000, $844,300, and $646,800, respectively. These expenditures of Company funds were in addition to the Company's revenues of $7,877,000, $4,918,700, and $3,947,600, in fiscal years 1995, 1994 and 1993, respectively, which primarily represent customer-sponsored research and development activities and to a lesser extent, product sales. The spending levels of Company funds on research and development are indicative of the Company's resolve to maintain its competitive advantage by developing products and improving its technology.

  The Company has funded its research and development activities primarily through contracts with the federal government, with research and development limited partnerships and with funds from the Company's public and private stock offerings.

Patents, Trademarks and Licenses

  The Company has a policy of protecting its investment in technology by seeking to obtain, where practical, patents on the inventions made by its employees. As of October 1, 1995, 34 U.S. patents have been issued and other U.S. patent applications are pending. Foreign patent applications corresponding to several of the U.S. patents and patent applications are also pending. There is no assurance that additional patents will issue in the U.S. or elsewhere.
Moreover, the issuance of a patent does not carry any assurance of successful application, commercial success or adequate protection. There is no assurance that the Company's existing patents or any other patent that may issue in the future would be upheld if the Company seeks enforcement of its patent rights against an infringer or that the Company will have sufficient resources to prosecute its rights, nor is there any assurance that patents will provide meaningful protection from competition.

  Among the patents and applications, there are several patents relating to products and processes applicable to the HYMOSS focal plane. Several cover electronic circuitry of the HYMOSS focal plane and others cover products and processes pertaining to stacked chip modules useful as dense electronic packages, such as computer memory. "HYMOSS" is a registered trademark of the Company.

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

  The Company has exclusive rights to technology developed under an agreement with R & D Leasing, Ltd. ("RDL"), a limited partnership. Under the agreement, the Company will pay royalties of 3.5% of all direct sales, by the Company, of the basic devices using the technology. RDL will also receive 7% of all income earned by the Company from sublicensees. The Company's Chairman and a Senior Vice-President have a beneficial interest in RDL. See "Development Contracts."

Employees

  As of October 1, 1995, the Company had 111 full-time employees and 4 consultants. Of the full-time employees, 84 were engaged in engineering, production and technical support, 6 in sales and marketing and 21 in finance and administration. None of the Company's employees is represented by a labor union and the Company has experienced no work stoppages due to labor problems. The Company considers its employee relations to be excellent.

Properties

  The Company maintains its headquarters and research facilities in approximately 23,000 square feet of leased space in Costa Mesa, California, which includes an approximate 7,600 square foot laboratory containing clean rooms for operations requiring a working environment with reduced atmospheric particles. The facilities are covered by two leases, which expire on July 31, 1996. The Company believes that its Costa Mesa facilities are currently adequate for its present needs, although any growth may necessitate additional space or improvements to its current space. The Company also maintains facilities in Burlington, Vermont which includes approximately 20,000 square feet of manufacturing and development facilities. The lease on this facility expires on December 31, 1998. In the event the Company seeks to establish a volume manufacturing capability, the Company will have to obtain additional space, which it believes will be readily available.

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

            None.

                                    PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

  The following table sets forth the range of representative high and low bid prices of the Company's Common Stock (Nasdaq SmallCap Market symbol: IRSN) in the over-the-counter market for the periods indicated, as furnished by NASD, Inc. These prices represent prices among dealers, do not include retail markups, markdowns or commissions, and may not represent actual transactions:

                                                         Common Stock
                                                          Bid Prices
                                                   -------------------------
                                                       High          Low
                                                   ------------   ----------
           Fiscal Year Ended October 1, 1995:
              First Quarter                             $ 7-1/8    $4-13/16
              Second Quarter                            $ 7-7/8    $5-1/2
              Third Quarter                             $ 7-7/8    $6
              Fourth Quarter                            $10-3/8    $7


           Fiscal Year Ended October 2, 1994:
              First Quarter                             $ 9-1/8    $5-1/2
              Second Quarter                            $10-3/8    $6-7/8
              Third Quarter                             $ 8-3/4    $6-1/4
              Fourth Quarter                            $ 8-1/8    $6-3/4

  On December 1, 1995, the closing bid and asked prices for the Company's Common Stock were $6 1/2 and $6 1/4, respectively.

  On December 1, 1995, there were approximately 857 stockholders of record based on information provided by the Company's transfer agent.

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

Item 6.     Selected Financial Data.

  The following table summarizes certain selected consolidated financial data and is qualified by the more detailed Consolidated Financial Statements incorporated herein by reference (see Item 8, below):

                                                           FISCAL YEARS ENDED
                              -------------------------------------------------------------------------
                              October 1,     October 2,      October 3,    September 27,  September 29,
                                 1995           1994            1993           1992            1991
                              -------------------------------------------------------------------------
Consolidated Statement of Operations Data:
------------------------------------------
Total revenues                $ 8,041,400    $ 5,139,400    $ 4,286,300    $ 3,788,300     $4,217,200

Loss from operations           (3,071,500)    (2,629,500)    (1,552,100)      (920,100)      (291,900)

Net loss                       (4,137,500)    (2,463,900)    (1,507,600)      (895,800)      (319,000)

Loss per common and
 common equivalent share      $     (0.28)   $     (0.18)   $     (0.12)   $     (0.08)    $    (0.04)
                              ===========    ===========    ===========    ===========     ==========
Weighted average number of
shares outstanding             14,966,500     14,141,500     12,865,800     11,430,900      9,955,900
                              ===========    ===========    ===========    ===========     ==========

  Loss per common and common equivalent shares includes, where applicable, cumulative dividends on Preferred Stock which have not been declared or paid.

                              -------------------------------------------------------------------------
                              October 1,     October 2,      October 3,    September 27,  September 29,
                                 1995           1994            1993           1992            1991
                              -------------------------------------------------------------------------
Consolidated Balance Sheet Data:
--------------------------------
Current assets                $ 9,927,500    $ 6,795,500     $2,135,900     $4,189,300     $  856,400
Current liabilities           $ 3,545,400    $ 1,355,400     $  739,000     $  571,700     $  568,900
Working capital               $ 6,382,100    $ 5,440,100     $1,396,900     $3,617,600     $  287,500
Total assets                  $15,609,200    $10,355,400     $3,897,500     $4,600,000     $1,232,000
Long-term debt                $ 2,451,200    $    81,100     $   62,600     $   64,300     $   86,300
Shareholders' equity          $ 9,494,100    $ 8,800,400     $2,977,400     $3,845,500     $  458,300

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

  The information required by Item 7 of this report is set forth on pages 3 and 4 of the Company's 1995 Annual Report to Stockholders and is incorporated by reference in this Annual Report on Form 10-K/A.

Item 8.   Financial Statements and Supplementary Data.

  The financial statements, together with the report thereon of Price Waterhouse LLP dated December 5, 1995, except for the last paragraph of Note 6 which is as of December 16, 1997, appearing on pages 5 through 17 of the Company's 1995 Annual Report to Stockholders are incorporated by reference in this Annual Report on Form 10-K/A. With the exception of the aforementioned information and the information incorporated in Item 7, the 1995 Annual Report to Stockholders is not to be deemed filed as part of this Annual Report on Form 10-K/A.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None.

                                    PART III

  The following items included in the Company's Definitive Proxy Statement dated January 15, 1996 to be used in connection with the Company's Annual Meeting of Stockholders to be held on February 23, 1996 are incorporated herein by reference:

                                                                     Pages in
                                                                 Proxy Statement
                                                                 ---------------
Item 10.   Directors and Executive Officers of the Registrant.          3-5

Item 11.   Executive Compensation.                                     9-11

Item 12.   Security Ownership of Certain Beneficial Owners                8
           and Management.

Item 13.   Certain Relationships and Related Transactions.               15

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

     * Incorporated by reference from the indicated pages of the 1995 Annual Report to Stockholders.

       2. Financial Statement Schedules:

       Report of Independent Accountants on Financial Statement
       Schedules for the fiscal years ended October 1, 1995, October 2, 1994, and October 3, 1993:

       Schedule I - Marketable Securities

       Schedule X - Supplementary Consolidated Statement of Operations
       Information

       All other schedules have been omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto which have been incorporated herein by reference.

       3. Exhibits:

       The exhibits listed in the accompanying Index to Exhibits on pages 19 through 20 of this report are filed or incorporated by reference as part of this report.

 (b)   Reports on Form 8-K:

       None.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ON FINANCIAL STATEMENT SCHEDULES
                       --------------------------------


To the Board of Directors of
Irvine Sensors Corporation

Our audits of the consolidated financial statements referred to in our report dated December 5, 1995, except for the last paragraph of Note 6 which is as of December 16, 1997, appearing on page 17 of the 1995 Annual Report to Shareholders of Irvine Sensors Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K/A) also included an audit of the Financial Statement Schedules listed in
Item 14(a) of this Form 10-K/A. In our opinion, these Financial Statements Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICE WATERHOUSE LLP
PRICE WATERHOUSE LLP

Costa Mesa, California
December 5, 1995

                      SCHEDULE I - MARKETABLE SECURITIES


Name of Issuer          Principal                                 Carrying
and Description          Amount         Cost      Market Value     Value
---------------       ------------  ------------  ------------  ------------

October 1, 1995:
----------------

None                  $        -    $        -     $        -    $         -


October 2, 1994:
----------------

U.S. Treasury Bills   $4,500,000    $4,374,100     $4,439,200    $ 4,447,500


October 3, 1993:
----------------

None                  $        -    $        -     $        -    $         -

               SCHEDULE X - SUPPLEMENTARY CONSOLIDATED STATEMENT
                           OF OPERATIONS INFORMATION


                                               Charged to Costs and Expenses
                                                    Fiscal Period Ended
                                          --------------------------------------
                                          October 1,    October 2,    October 3,
                                             1995          1994          1993
                                          --------------------------------------
1. Maintenance and Repairs                 $210,800      $113,900      $85,700

3.                                INDEX TO EXHIBITS

                                                                                                           Sequentially
Exhibit Number                                                                                             Numbered Page
--------------                                                                                             -------------
     3.1    Certificate of Incorporation, as amended to date. (8)                                                -
     3.2    Bylaws, as amended to date. (8)                                                                      -
     4.1    Specimen Common Stock certificate. (8)                                                               -
     4.2    Form of Representative's Warrants. (9)                                                               -
    10.1    (A) 1981 Incentive Stock Option Plan and 1981 Nonstatutory Stock Option Plan, as
            amended to date, and (B) Form of Stock Option Agreement. (1)(2)                                      -
    10.2    Lease Agreements for the premises at 3001 Redhill Avenue,
            Building III, Costa Mesa, California. (11)                                                           -
    10.3    Employee Stock Bonus Plan and Trust Agreement dated June 29, 1982 effective
            December 31, 1982 (3), Amendment dated December 14, 1982. (4)                                        -
    10.4    Amendment to Employee Stock Bonus Plan and Trust Agreement dated September 25, 1990. (8)             -
    10.5    Master Trust Agreement for Employee Deferred Benefit Plans dated August 22, 1990. (5)                -
    10.6    Agreement with R&D Leasing, Ltd. and Note Payable dated June 23, 1989. (6)                           -
    10.7    License Agreement with R&D Leasing, Ltd. dated October 20, 1989. (6)                                 -
    10.8    Agreement with R&D Leasing, Ltd. dated October 1, 1990. (7)                                          -
    10.9    Contract between the Company and U.S. Army Strategic Defense
            Command dated September 28, 1990. (7)                                                                -
   10.10    1991 Stock Option Plan, as adopted by the Board of Directors December 9, 1991. (8)                   -
   10.11    Form of Stock Option Agreement for 1991 Stock Option Plan. (9)                                       -
   10.12    Contract between the Company and International Business Machines, Inc.
            dated June 1992. (9)                                                                                 -
   10.13    Contract between the Company and Office of Naval Research
            dated July 8, 1993. (10)                                                                             -
   10.14    Contract between the Company and NASA Marshall Space Flight Center
            dated August 10, 1993. (10)                                                                          -
   10.15    Contract between the Company and U.S. Army Space & Strategic Defense
            Command dated August 18, 1993. (10)                                                                  -
   10.16    Amendment to Employee Stock Bonus Plan and Trust agreement dated October 4, 1993.                  27-82
   10.17    Lease Agreement for the premises at 1 Green Tree Park, South Burlington, Vermont.                  84-100
   10.18    Contract between the Company and NASA Management Office - JPL
            dated January 30, 1995.                                                                           102-113
   10.19    Contract between the Company and Naval Air Warfare Center dated March 31, 1995.                   115-150
   10.20    License Agreement with Unitrode Intregrated Circuits Corporation dated May 30, 1995.              152-166
   10.21    Purchase Order from Cray Research, Inc. dated May 8, 1995.                                        168-185
   10.22    Subcontract between the Company and Lockheed Sanders, Inc. dated June 30, 1995.                   187-201
   10.23    Purchase Order from Grumman Aerospace Corporation dated January 5, 1995.                          203-217
   11.      Statement re Computation of Per Share Earnings.                                                        21
   13.      Portions of Registrant's Annual Report to Stockholders for the
            fiscal year ended October 1, 1995.                                                                219-231
   21.      Subsidiaries of the Registrant                                                                         22
   23.1     Consent of Independent Accountants                                                                     23
   23.2     Consent of Thomas Plante, Esq., Patent Counsel                                                         24

                                                   (footnotes on following page)

------------------------------------------
(Footnotes to items on previous page)

 (1) Incorporated by reference to Part II of Registrant's Registration Statement on Form S-18 filed with the Commission's Los Angeles Regional Office on December 23, 1981 (Registration No. 2-75512-LA)(the-"S-18 Registration Statement").
 (2) Incorporated by reference to Part II of Pre-effective Amendment No. 1 to the S-18 Registration Statement filed with the Commission's Los Angeles Regional Office on February 10, 1982; 1987 amendment filed by amendment to Form 10-K for the fiscal year ended September 27, 1987.
 (3) Incorporated by reference to Part II of Pre-effective Amendment No. 3 to the S-18 Registration Statement filed with the Commission's Los Angeles Regional Office on May 27, 1982.
 (4) Incorporated by reference to Part II of Registrant's Registration Statement on Form S-1 filed with the Commission on March 23, 1983 (Registration No. 2-82596) (the "S-1 Registration Statement").
 (5) Incorporated by reference to Part II of Pre-effective Amendment No. 3 to the Form S-2 filed with the Commission on March 3, 1987 (Registration No. 33-10134).
 (6) Incorporated by reference to Part IV of Registrant's Annual Report on Form 10-K for the fiscal year ended October 1, 1989.
 (7) Incorporated by reference to Part IV of Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1990.
 (8) Incorporated by reference to Part IV of Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 1991.
 (9) Incorporated by reference to Part II of Pre-effective Amendment No. 2 to the Form S-2 filed with the Commission on July 9, 1992 (Registration No. 33-47977).
(10) Incorporated by reference to Part IV of Registrant's Annual Report on Form 10-K for the fiscal year ended October 3, 1993.
(11) Incorporated by reference to Part IV of Registrant's Annual Report on Form 10-K for the fiscal year ended October 2, 1994.

                                    SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            IRVINE SENSORS CORPORATION


                                            By /s/ James Alexiou
                                               ---------------------------
                                               James Alexiou
                                               Chairman of the Board
                                               Date: December 22, 1995


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



/s/ James Alexiou                              /s/ Thomas H. Lenagh
-----------------------------------            -------------------------------
James Alexiou                                  Thomas E. Lenagh, Director
Chairman of the Board                          Date: December 22, 1995
Date: December 22, 1995


/s/ John C. Carson                             /s/ Kenneth T. Lian
-----------------------------------            ---------------------------------
John C. Carson, Director                       Kenneth T. Lian, Director
Date: December 22, 1995                        Principal Executive Officer
                                               Date: December 22, 1995


/s/ Joanne S. Carson                           /s/ Frank P. Ragano
-----------------------------------            ---------------------------------
Joanne S. Carson, Director                     Frank P. Ragano, Director
Date: December 22, 1995                        Date: December 22, 1995


                                               /s/ John J. Stuart, Jr.
-----------------------------------            ---------------------------------
Marc Dumont, Director                          John J. Stuart, Jr.
Date:                                          Chief Financial Officer
                                               (Principal Accounting Officer)
                                               Date: December 22, 1995

                                    SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            IRVINE SENSORS CORPORATION


Date: December 24, 1997                     By /s/ John J. Stuart, Jr.
                                               ---------------------------------
                                               John J. Stuart, Jr.
                                               Chief Financial Officer
                                               (Principal Accounting Officer)