Form 10-K/A
period 1996-09-29
IRVINE SENSORS CORP/DE/
filed 1998-01-07
CIK 357108

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A
                                 AMENDMENT #1
(Mark One)

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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past ninety (90) days.        Yes [X]     No [_]

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

ITEM 6.  SELECTED FINANCIAL DATA.

         The following table summarizes certain selected consolidated financial data and is qualified by the more detailed Consolidated Financial Statements incorporated herein by reference (see Item 8, below):

                                                                             FISCAL YEAR ENDED
                                                ----------------------------------------------------------------------------
                                                September 29,     October 1,     October 2,     October 3,    September 27,
                                                    1996             1995           1994           1993           1992
                                                ------------     -----------    -----------    -----------    -------------
Consolidated Statement of Operations Data:
------------------------------------------

Total revenues                                   $ 12,024,200    $ 8,041,400    $ 5,139,400    $ 4,286,300       $3,788,300

Loss from operations                              (11,154,700)    (3,071,500)    (2,629,500)    (1,552,100)        (920,100)

Net loss                                          (15,914,700)    (4,137,500)    (2,463,900)    (1,507,600)        (895,800)

Loss per common and
  common equivalent share                        $      (0.94)   $     (0.28)   $     (0.18)   $     (0.12)      $    (0.08)
                                                 ============    ===========    ===========    ===========       ==========

Weighted average number of
shares outstanding                                 16,874,300     14,966,500     14,141,500     12,865,800       11,430,900
                                                 ============    ===========    ===========    ===========       ==========

     Loss per common and common equivalent shares includes, where applicable, cumulative dividends on Preferred Stock which have not been declared or paid.




                                      September 29,   October 1,    October 2,    October 3,   September 27,
                                          1996           1995          1994          1993          1992
                                      -------------   -----------   -----------   ----------   -------------
Consolidated Balance Sheet Data:
--------------------------------

Current assets                          $ 9,648,200   $ 9,927,500   $ 6,795,500   $2,135,900      $4,189,300
Current liabilities                     $ 5,787,100   $ 3,545,400   $ 1,355,400   $  739,000      $  571,700
Working capital                         $ 3,861,100   $ 6,382,100   $ 5,440,100   $1,396,900      $3,617,600
Total assets                            $21,742,200   $15,609,200   $10,355,400   $3,897,500      $4,600,000
Long-term debt                          $ 6,565,600   $ 2,451,200   $    81,100   $   62,600      $   64,300
Shareholders' equity                    $ 8,312,700   $ 9,494,100   $ 8,800,400   $2,977,400      $3,845,500

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         The information required by Item 7 of this report is set forth on pages 2 through 4 of the Company's 1996 Annual Report to Stockholders and is incorporated by reference in this Annual Report on Form 10-K/A.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements, together with the report thereon of Price Waterhouse LLP dated January 10, 1997, except for the last paragraph of Note 6 which is as of December 16, 1997 appearing on pages 5 through 17 of the Company's 1996 Annual Report to Stockholders are incorporated by reference in this Annual Report on Form 10-K/A. With the exception of the aforementioned information and the information incorporated in Item 7, the 1996 Annual Report to Stockholders is not to be deemed filed as part of this Annual Report on Form 10-K/A.

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

 _________________________
(1) Incorporated by reference to Part II of Registrant's Registration Statement on Form S-18 filed with the Commission's Los Angeles Regional Office on December 23, 1981 (Registration No. 2-75512-LA)(the "S-18 Registration Statement").
(2) Incorporated by reference to Part II of Pre-effective Amendment No. 1 to the S-18 Registration Statement filed with the Commission's Los Angeles Regional Office on February 10, 1982; 1987 amendment filed by amendment to Form 10-K for the fiscal year ended September 27, 1987.
(3) Incorporated by reference to Part II of Pre-effective Amendment No. 3 to the S-18 Registration Statement filed with the Commission's Los Angeles Regional Office on May 27, 1982.
(4) Incorporated by reference to Part II of Registrant's Registration Statement on Form S-1 filed with the Commission on March 23, 1983 (Registration No. 2-82596) (the "S-1 Registration Statement").
(5) Incorporated by reference to Part II of Pre-effective Amendment No. 3 to the Form S-2 filed with the Commission on March 3, 1987 (Registration No. 33-10134).
(6) Incorporated by reference to Part IV of Registrant's Annual Report on Form 10-K for the fiscal year ended October 1, 1989.
(7) Incorporated by reference to Part IV of Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1990.
(8) Incorporated by reference to Part IV of Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 1991.
(9) Incorporated by reference to Part II of Pre-effective Amendment No. 2 to the Form S-2 filed with the Commission on July 9, 1992 (Registration No. 33-47977).
(10) Incorporated by reference to Part IV of Registrant's Annual Report on Form 10-K for the fiscal year ended October 3, 1993.
(11) Incorporated by reference to Part IV of Registrant's Annual Report on
     Form 10-K for the fiscal year ended October 2, 1994.
(12) Incorporated by reference to Part IV of Registrant's Annual Report on
     Form 10-K/A for the fiscal year ended October 1, 1995.
(13) Incorporated by reference to Registrant's Form 8-K dated April 19, 1996.


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

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ON FINANCIAL STATEMENT SCHEDULES
                       --------------------------------



To the Board of Directors of
Irvine Sensors Corporation

Our audits of the consolidated financial statements referred to in our report dated January 10, 1997 except for the last paragraph of Note 6 which is as of December 16, 1997 appearing on page 17 of the 1996 Annual Report to Shareholders of Irvine Sensors Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K/A) also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K/A. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



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

                                      15