Form 10-Q/A
period 1996-12-29
IRVINE SENSORS CORP/DE/
filed 1998-01-07
CIK 357108

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
                          IRVINE SENSORS CORPORATION
                          CONSOLIDATED BALANCE SHEET

                                                                   December 29,    September 29,
                                                                       1996             1996
                                                                   -----------     ------------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                         $ 1,734,600     $  1,954,000
 Accounts receivable, net of allowances of $10,000                   4,172,200        3,023,900
 Inventory                                                           4,423,900        4,386,700
 Prepaid expenses                                                      171,400          283,600
                                                                   -----------     ------------
  Total current assets                                              10,502,100        9,648,200
                                                                   -----------     ------------

Equipment, furniture and fixtures, net                              11,593,800       11,906,700
Other assets                                                           181,800          187,300
                                                                   -----------     ------------

                                                                   $22,277,700     $ 21,742,200
                                                                   ===========     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                                  $ 2,927,500     $  2,197,800
 Accrued expenses                                                    1,075,900          936,100
 Deferred revenues                                                   2,129,500        2,382,600
 Notes payable and current portion of long-term debt                   338,700          270,600
                                                                   -----------     ------------
  Total current liabilities                                          6,471,600        5,787,100
                                                                   -----------     ------------

Long-term debt                                                       2,720,300        2,809,900
Deferred royalties payable - affiliated company                        388,200          355,700
Long-term accrued expenses                                             366,600          458,300
Commitment to employee retirement plan                                  88,600                -

Convertible subordinated debentures                                  1,850,000        3,400,000
                                                                   -----------      -----------
Minority interest in subsidiary                                      1,932,300          500,000
                                                                   -----------      -----------
Preferred stock of consolidated subsidiary                             118,500          118,500
                                                                   -----------      -----------

SHAREHOLDERS' EQUITY:
 Preferred stock, $0.01 par value, 500,000 shares authorized;
  8,833 shares Series B Convertible Cumulative
   Preferred issued and outstanding; aggregate liquidation
   preference of $238,500                                                   50               50
  5,178 shares Series C Convertible Cumulative
   Preferred issued and outstanding; aggregate liquidation
   preference of $264,100                                                   50               50
 Common stock, $0.01 par value, 40,000,000 shares authorized;
  19,612,700 and 18,710,000 shares issued and outstanding              196,100          187,100
 Common stock warrants; 239,200
  issued and outstanding                                                     -                -
Paid-in capital                                                     44,370,400       42,829,400
Accumulated deficit                                                (36,225,000)     (34,703,900)
                                                                   -----------      -----------
  Total shareholders' equity                                         8,341,600        8,312,700
                                                                   -----------      -----------

                                                                   $22,277,700      $21,742,200
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
                                       ===========     ===========




     See Accompanying Condensed Notes to Consolidated Financial Statements.

                          IRVINE SENSORS CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                          13 Weeks Ended
                                                                     ---------------------------------------------------------
                                                                           December 29, 1996            December 31, 1995
                                                                     ----------------------------  ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash received from customers                                        $ 2,526,800                   $ 1,987,700
 Cash paid to suppliers and employees                                 (3,678,600)                   (4,934,000)
 Interest received                                                         2,900                        39,200
 Interest paid                                                           (80,100)                       (7,300)
 Income taxes paid                                                          (200)                         (900)
                                                                     -----------                   -----------
  Net cash used in operating activities                                             $(1,229,200)                   $(2,915,300)


CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital facilities and equipment expenditures                          (451,300)                     (729,800)
                                                                     -----------                   -----------
  Net cash used in investing activities                                                (451,300)                      (729,800)


CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of minority
  interest in subsidiary                                               1,482,600                             -
 Proceeds from issuance of convertible
  subordinate debentures                                                       -                       450,000
 Principal payments under notes payable
  and capital lease obligations                                          (21,500)                      (67,000)
 Proceeds from common stock issued                                             -                        68,100
                                                                     -----------                   -----------
  Net cash provided by financing activities                                           1,461,100                        451,100
                                                                                    -----------                    -----------


Net decrease in cash and cash equivalents                                              (219,400)                    (3,194,000)

Cash and cash equivalents at beginning of period                                      1,954,000                      4,367,100
                                                                                    -----------                    -----------

Cash and cash equivalents at end of period                                          $ 1,734,600                    $ 1,173,100
                                                                                    ===========                    ===========


RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
Net loss                                                                            $(1,521,100)                   $(1,273,200)

Adjustments to reconcile net loss to
 net cash used in operating activities:
 Depreciation and amortization                                       $   764,200                   $   394,700
 Commitment to employee retirement plan                                   88,600                       149,800
 Minority interest in loss of subsidiary                                 (50,300)                            -
 (Increase) in accounts receivable                                    (1,148,300)                     (590,800)
 (Increase) in inventory                                                 (37,200)                   (1,354,500)
 Decrease in prepaid expenses and other assets                           117,700                        26,900
 Increase (decrease) in accounts payable
  and accrued expenses                                                   869,500                      (327,600)
 (Decrease) increase in deferred revenues                               (253,100)                       59,400
 (Decrease) in accrued rent                                              (91,700)                            -
 Increase in royalties accrued - affiliated company                       32,500                             -
                                                                     -----------                   -----------
  Total adjustments                                                                     291,900                     (1,642,100)
                                                                                    -----------                    -----------
Net cash used in operating activities                                               $(1,229,200)                   $(2,915,300)
                                                                                    ===========                    ===========


NONCASH INVESTING AND FINANCING ACTIVITIES:
 Conversion of debentures to common stock                                           $ 1,550,000                    $         -
                                                                                    ===========                    ===========

 Commitment to employee retirement plan                                             $    88,600                    $   149,800
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

   The Company originally accounted for its convertible debentures in accordance with APB 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants". However the Securities and Exchange Commission ("SEC") staff has indicated that convertible debt instruments which are convertible at a discount from market should be accounted for by treating the maximum discount as interest expense with an offset to paid in capital. In November 1997, the Company was advised that past issuers of such securities have recently restated prior financial statements to comport with the SEC view. In conformance therewith, the Company has calculated non-cash interest expense of $4,396,700 with a like amount added to paid-in capital in the second quarter of fiscal 1996. The Company also recorded a non-cash interest expense of 1,101,700 in the fourth quarter of fiscal 1995 related to convertible debentures issued in fiscal 1995 which were convertible at a discount from the market price of the common stock. Because of the offsetting nature of these entries, Shareholders' equity remains unchanged.

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



                                           IRVINE SENSORS CORPORATION
                                      -----------------------------------
                                                  (Registrant)



Date: December 24, 1997            By: /s/ JOHN J. STUART, JR.
                                   -------------------------------
                                   John J. Stuart, Jr.
                                   Chief Financial Officer
                                   (Principal Accounting Officer)