Form 10-Q/A
period 1997-03-30
IRVINE SENSORS CORP/DE/
filed 1998-01-07
CIK 357108

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

                           IRVINE SENSORS CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                                                     March 30,     September 29,
                                                                       1997             1996
                                                                   -------------   --------------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                         $  1,566,500     $  1,954,000
 Accounts receivable, net of allowances of $10,000                    2,462,700        3,023,900
 Inventory                                                            4,771,000        4,386,700
 Prepaid expenses                                                       150,700          283,600
                                                                   ------------     ------------
  Total current assets                                                8,950,900        9,648,200
                                                                   ------------     ------------

Equipment, furniture and fixtures, net                               11,109,700       11,906,700
Other assets                                                            192,900          187,300
                                                                   ------------     ------------
                                                                   $ 20,253,500     $ 21,742,200
                                                                   ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                                  $  3,003,600     $  2,197,800
 Accrued expenses                                                     1,139,600          936,100
 Deferred revenues                                                    2,660,700        2,382,600
 Notes payable and current portion of long-term debt                    486,600          270,600
                                                                   ------------     ------------
  Total current liabilities                                           7,290,500        5,787,100
                                                                   ------------     ------------

Long-term debt                                                        2,553,200        2,809,900
Deferred royalties payable - affiliated company                         479,000          355,700
Long-term accrued expenses                                              275,000          458,300
Commitment to employee retirement plan                                  219,000                -

Convertible subordinated debentures                                     550,000        3,400,000
                                                                   ------------     ------------
Minority interest in subsidiary                                       1,859,200          500,000
                                                                   ------------     ------------
Preferred stock of consolidated subsidiary                              118,500          118,500
                                                                   ------------     ------------

SHAREHOLDERS' EQUITY:
 Preferred stock, $0.01 par value, 500,000 shares authorized;
  8,832 shares Series B Convertible Cumulative
   Preferred issued and outstanding; aggregate liquidation
   preference of $238,500                                                    50               50
  5,179 shares Series C Convertible Cumulative
   Preferred issued and outstanding; aggregate liquidation
   preference of $264,100                                                    50               50
 Common stock, $0.01 par value, 40,000,000 shares authorized;
  20,836,100 and 18,710,000 shares issued and outstanding               208,400          187,100
 Common stock warrants; 239,200
  issued and outstanding                                                      -                -
Paid-in capital                                                      45,658,200       42,829,400
Accumulated deficit                                                 (38,957,600)     (34,703,900)
                                                                   ------------     ------------
  Total shareholders' equity                                          6,909,100        8,312,700
                                                                   ------------     ------------
                                                                   $ 20,253,500     $ 21,742,200
                                                                   ============     ============

     See Accompanying Condensed Notes to Consolidated Financial Statements.

                           IRVINE SENSORS CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                         13 Weeks Ended                   26 Weeks Ended
                                 ----------------------------    -----------------------------
                                   March 30,       March 31,       March 30,       March 31,
                                     1997            1996            1997           1996
                                 ------------    ------------    ------------    ------------
Revenues                          $ 3,254,300     $ 2,045,700     $ 6,929,400     $ 4,552,200
Other                                       -               -               -          72,000
                                  -----------     -----------     -----------     -----------
 Total revenues                     3,254,300       2,045,700       6,929,400       4,624,200

Cost and expenses:
 Cost of revenues                   4,612,300       2,300,100       8,450,100       4,913,700
 General and administrative           880,600       1,026,000       1,733,500       1,895,500
 Research and development             480,200         446,500         911,900         818,900
                                  -----------     -----------     -----------     -----------
                                    5,973,100       3,772,600      11,095,500       7,628,100
                                  -----------     -----------     -----------     -----------

Loss from operations               (2,718,800)     (1,726,900)     (4,166,100)     (3,003,900)

 Interest expense                     (98,500)        (46,100)       (225,400)        (80,600)
 Interest income                       13,400           6,300          16,300          45,500
 Non-cash interest expense
  related to Convertible
  Debentures                                -      (4,396,700)              -      (4,396,700)
                                  -----------     -----------     -----------     -----------

Loss before provision
 for income taxes                  (2,803,900)     (6,163,400)     (4,375,200)     (7,435,700)

Provision for income taxes              1,600             900           1,800           1,800
Minority interest in
 loss of subsidiary                   (72,900)              -        (123,300)              -
                                  -----------     -----------     -----------     -----------

Net loss                          $(2,732,600)    $(6,164,300)    $(4,253,700)    $(7,437,500)
                                  ===========     ===========     ===========     ===========

Net loss per common and
 common equivalent share          $     (0.13)    $     (0.38)    $     (0.21)    $     (0.46)
                                  ===========     ===========     ===========     ===========

Weighted average number
   of shares outstanding           20,506,700      16,183,200      19,916,700      16,015,700
                                  ===========     ===========     ===========     ===========

     See Accompanying condensed Notes to Consolidated Financial Statements.

                           IRVINE SENSORS CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                   26 Weeks Ended
                                                                           -------------------------------
                                                                           March 30, 1997   March 31, 1996
                                                                           --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash received from customers                                                $ 7,490,600     $ 4,860,600
 Cash paid to suppliers and employees                                         (8,311,500)     (8,660,500)
 Interest received                                                                16,300          45,500
 Interest paid                                                                  (261,200)        (78,200)
 Income taxes paid                                                                (1,800)         (1,800)
                                                                             -----------     -----------
  Net cash used in operating activities                                      $(1,067,600)    $(3,834,400)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital facilities and equipment expenditures                                  (761,800)     (1,260,500)
                                                                             -----------     -----------
  Net cash used in investing activities                                         (761,800)     (1,260,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of minority
  interest in subsidiary                                                       1,482,600               -
 Proceeds from issuance of convertible
  subordinate debentures                                                               -      10,330,300
 Proceeds from long-term debt                                                          -          13,200
 Principal payments under notes payable and capital lease obligations            (40,700)       (138,800)
 Proceeds from common stock issued                                                     -         227,300
                                                                             -----------     -----------
  Net cash provided by financing activities                                    1,441,900      10,432,000
                                                                             -----------     -----------

Net increase (decrease) in cash and cash equivalents                            (387,500)      5,337,100
Cash and cash equivalents at beginning of period                               1,954,000       4,367,100
                                                                             -----------     -----------
Cash and cash equivalents at end of period                                   $ 1,566,500     $ 9,704,200
                                                                             ===========     ===========

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
Net loss                                                                     $(4,253,700)    $(7,437,500)
Adjustments to reconcile net loss to
 net cash used in operating activities:
 Non-cash interest expense related to Convertible Debentures                 $         -     $ 4,396,700
 Depreciation and amortization                                                 1,558,800         840,600
 Commitment to employee retirement plan                                          219,000         314,900
 Minority interest in loss of subsidiary                                        (123,300)              -
 Decrease in accounts receivable                                                 561,200         236,400
 (Increase) in inventory                                                        (384,300)     (2,768,100)
 Decrease in prepaid expenses and other assets                                   127,300          20,200
 Increase (decrease) in accounts payable
  and accrued expenses                                                         1,009,300        (320,800)
 Increase in deferred revenues                                                   278,100         883,200
 (Decrease) in accrued rent                                                     (183,300)              -
 Increase in royalties accrued - affiliated company                              123,300               -
                                                                             -----------     -----------
  Total adjustments                                                            3,186,100       3,603,100
                                                                             -----------     -----------
Net cash used in operating activities                                        $(1,067,600)    $(3,834,400)
                                                                             ===========     ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
 Conversion of debentures to common stock                                    $ 2,850,000     $         -
                                                                             ===========     ===========
 Commitment to employee retirement plan                                      $   219,000     $   314,900
                                                                             ===========     ===========
 Non-cash interest expense related to
  Convertible Debentures                                                     $         -     $ 4,396,700
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

   The Company originally accounted for its convertible debentures in accordance with APB 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants". However the Securities and Exchange Commission ("SEC") staff has indicated that convertible debt instruments which are convertible at a discount from market should be accounted for by treating the maximum discount as interest expense with an offset to paid in capital. In November 1997, the Company was advised that past issuers of such securities have recently restated prior financial statements to comport with the SEC view. In conformance therewith, the Company has calculated non-cash interest expense of $4,396,700 with a like amount added to paid-in capital in the second quarter of fiscal 1996. The Company also recorded a non-cash interest expense of $1,101,700 in the fourth quarter of fiscal 1995 related to convertible debentures issued in fiscal 1995 which were convertible at a discount from the market price of the common stock. Because of the offsetting nature of these entries, Shareholders' equity remains unchanged. (See Note 2 to the Condensed Consolidated Financial Statements).

NET LOSS

   Net loss for the 13 and 26 week periods, after recognizing the loss apportionment to minority shareholders in Novalog, Inc., was $2,732,600 and $4,253,700 respectively, or decreases of $3,431,700 and $3,183,800 over the losses reported in the corresponding periods of last year.

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



                                        IRVINE SENSORS CORPORATION

                                   -------------------------------------------
                                           (Registrant)



Date: December 24, 1997            By:     /s/ John J. Stuart, Jr.
                                   -------------------------------------------
                                   John J. Stuart, Jr.
                                   Chief Financial Officer
                                   (Principal Accounting Officer)