Form 10-Q/A
period 1997-06-29
IRVINE SENSORS CORP/DE/
filed 1998-01-07
CIK 357108

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

                           IRVINE SENSORS CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                                                     June 29,      September 29,
                                                                       1997             1996
                                                                   -------------   --------------
Assets
Current Assets:
 Cash and cash equivalents                                         $    812,800     $  1,954,000
 Accounts receivable, net of allowances of $10,000                    2,056,700        3,023,900
 Inventory                                                            4,142,400        4,386,700
 Prepaid expenses                                                       161,900          283,600
                                                                   ------------     ------------
  Total current assets                                                7,173,800        9,648,200
                                                                   ------------     ------------

Equipment, furniture and fixtures, net                               10,551,600       11,906,700
Other assets                                                            187,400          187,300
                                                                   ------------     ------------

                                                                   $ 17,912,800     $ 21,742,200
                                                                   ============     ============

Liabilities and Shareholders' Equity
Current Liabilities:
 Accounts payable                                                  $  4,007,300     $  2,197,800
 Accrued expenses                                                     1,083,500          936,100
 Deferred revenues                                                    1,104,500        2,382,600
 Notes payable and current portion of long-term debt                    511,500          270,600
                                                                   ------------     ------------
  Total current liabilities                                           6,706,800        5,787,100
                                                                   ------------     ------------

Long-term debt                                                        2,432,900        2,809,900
Deferred royalties payable - affiliated company                         551,900          355,700
Long-term accrued expenses                                              183,300          458,300
Commitment to employee retirement plan                                  397,300                -

Convertible subordinated debentures                                     400,000        3,400,000
                                                                   ------------     ------------
Minority interest in subsidiary                                       2,210,200          500,000
                                                                   ------------     ------------
Preferred stock of consolidated subsidiary                              118,500          118,500
                                                                   ------------     ------------

Shareholders' Equity:
 Preferred stock, $0.01 par value, 500,000 shares authorized;
  8,785 shares Series B Convertible Cumulative
   Preferred issued and outstanding; aggregate liquidation
   preference of $237,200                                                    50               50
  4,974 shares Series C Convertible Cumulative
   Preferred issued and outstanding; aggregate liquidation
   preference of $253,700                                                    50               50
 Common stock, $0.01 par value, 40,000,000 shares authorized;
  21,013,600 and 18,710,000 shares issued and outstanding               210,100          187,100
 Common stock warrants; 319,200 issued and outstanding                        -                -
Paid-in capital                                                      45,814,000       42,829,400
Accumulated deficit                                                 (41,112,300)     (34,703,900)
                                                                   ------------     ------------
  Total shareholders' equity                                          4,911,900        8,312,700
                                                                   ------------     ------------
                                                                   $ 17,912,800     $ 21,742,200
                                                                   ============     ============

     See Accompanying Condensed Notes to Consolidated Financial Statements.

                           IRVINE SENSORS CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                      13 Weeks Ended                   39 Weeks Ended
                                 ----------------------------    ----------------------------
                                   June 29,         June 30,        June 29,        June 30,
                                     1997            1996            1997            1996
                                 ------------    ------------    ------------    ------------
Revenues                          $ 3,724,600     $ 1,917,700     $10,654,000     $  6,469,900
Other                                       -               -               -           72,000
                                  -----------     -----------     -----------     ------------
 Total revenues                     3,724,600       1,917,700      10,654,000        6,541,900

Cost and expenses:
 Cost of revenues                   4,665,400       3,478,400      13,115,500        8,392,100
 General and administrative           708,100       1,016,700       2,441,600        2,912,200
 Research and development             476,900         474,600       1,388,800        1,293,500
                                  -----------     -----------     -----------     ------------
                                    5,850,400       4,969,700      16,945,900       12,597,800
                                  -----------     -----------     -----------     ------------

Loss from operations               (2,125,800)     (3,052,000)     (6,291,900)      (6,055,900)

 Interest expense                     (88,300)       (152,400)       (313,700)        (233,000)
 Interest income                        9,200          49,100          25,500           94,600
 Non-cash interest expense
  related to Convertible
  Debentures                                -               -               -       (4,396,700)
                                  -----------     -----------     -----------     ------------

Loss before provision
 for income taxes                  (2,204,900)     (3,155,300)     (6,580,100)     (10,591,000)

Provision for income taxes                800               -           2,600            1,800
Minority interest in
 loss of subsidiary                   (51,000)              -        (174,300)               -
                                  -----------     -----------     -----------     ------------

Net loss                          $(2,154,700)    $(3,155,300)    $(6,408,400)    $(10,592,800)
                                  ===========     ===========     ===========     ============

Net loss per common and
 common equivalent share          $     (0.10)    $     (0.19)    $     (0.32)    $      (0.65)
                                  ===========     ===========     ===========     ============

Weighted average number
   of shares outstanding           21,013,600      16,990,400      20,287,900       16,341,800
                                  ===========     ===========     ===========     ============

     See Accompanying condensed Notes to Consolidated Financial Statements.

                           IRVINE SENSORS CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                  39 Weeks Ended
                                                                          ------------------------------
                                                                          June 29, 1997    June 30, 1996
                                                                          -------------    -------------
Cash flows from operating activities:
 Cash received from customers                                              $ 11,621,200    $  6,754,800
 Cash paid to suppliers and employees                                       (13,215,000)    (13,541,000)
 Interest received                                                               25,500          94,600
 Interest paid                                                                 (313,700)       (110,200)
 Income taxes paid                                                               (2,600)         (1,800)
                                                                           ------------    ------------
  Net cash used in operating activities                                    $ (1,884,600)   $ (6,803,600)

Cash flows from investing activities:
 Capital facilities and equipment expenditures                               (1,012,600)     (8,177,300)
                                                                           ------------    ------------
  Net cash used in investing activities                                      (1,012,600)     (8,177,300)

Cash flows from financing activities:
 Proceeds from issuance of minority interest in subsidiary                    1,884,500               -
 Proceeds from issuance of convertible subordinate debentures                         -      10,330,300
 Proceeds from long-term debt                                                         -       3,013,200
 Principal payments under notes payable and capital lease obligations          (136,100)       (194,900)
 Proceeds from common stock issued                                                7,600         506,000
                                                                           ------------    ------------
  Net cash provided by financing activities                                   1,756,000      13,654,600
                                                                           ------------    ------------
Net increase (decrease) in cash and cash equivalents                         (1,141,200)     (1,326,300)
Cash and cash equivalents at beginning of period                              1,954,000       4,367,100
                                                                           ------------    ------------
Cash and cash equivalents at end of period                                 $    812,800    $  3,040,800
                                                                           ============    ============

Reconciliation of net loss to net cash used in operating activities:
Net loss                                                                   $ (6,408,400)   $(10,592,800)
Adjustments to reconcile net loss to
 net cash used in operating activities:
 Non-cash interest expense related to Convertible Debentures               $          -    $  4,396,700
 Depreciation and amortization                                                2,367,700       1,506,200
 Commitment to employee retirement plan                                         397,300         168,000
 Common stock issued to retirement plan                                               -         327,300
   Minority interest in loss of subsidiary                                     (174,300)              -
 Decrease in accounts receivable                                                967,200         212,900
 Decrease (increase) in inventory                                               244,300      (5,055,100)
 Decrease in prepaid expenses and other assets                                  121,600         (42,000)
 Increase in accounts payable and accrued expenses                            1,956,900         679,300
 (Decrease) increase in deferred revenues                                    (1,278,100)      1,595,900
 (Decrease) in long-term accrued expenses                                      (275,000)              -
  Increase in royalties accrued - affiliated company                            196,200               -
                                                                           ------------    ------------
  Total adjustments                                                           4,523,800       3,789,200
                                                                           ------------    ------------
Net cash used in operating activities                                      $ (1,884,600)   $ (6,803,600)
                                                                           ============    ============
Non-cash investing and financing activities:
 Conversion of debentures to common stock                                  $  3,000,000    $  7,900,000
                                                                           ============    ============
 Commitment to employee retirement plan                                    $    397,300    $    495,300
                                                                           ============    ============
 Capitalized lease obligations                                             $          -    $     13,200
                                                                           ============    ============
 Non-cash intest expense related to
  Convertible Debentures                                                   $          -    $  4,396,700
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

Net Loss

   Net loss for the 13 and 39 week periods, after recognizing the loss apportionment to minority shareholders in Novalog, Inc., was $2,154,700 and $6,408,400 respectively. The third quarter loss showed an improvement of $1,000,600 compared to last year's third quarter. For the 39 week period the loss was $4,184,400 less than last year's comparable period.

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