Form 10-K
period 1997-09-29
IRVINE SENSORS CORP/DE/
filed 1998-01-07
CIK 357108

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K
          (Mark One)

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [FEE REQUIRED]
                For the fiscal year ended September 28, 1997

                                       OR

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [FEE REQUIRED]
                For the transition period from _________ to _________.

                       Commission file number   1-8402
                                               --------

                          IRVINE SENSORS CORPORATION
            (Exact name of registrant as specified in its charter)

                 Delaware                         33-0280334
       (State or other jurisdiction of        (I.R.S. Employer
        incorporation or organization)       Identification No.)

 3001 Redhill Avenue, Costa Mesa, California                 92626
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

To the extent known by the registrant, the aggregate market value of the Common Stock held beneficially by non-affiliates of the registrant was approximately $19,343,100 on December 19, 1997. As the Preferred Stock is not publicly traded it has not been included in the computation.

As of December 19, 1997, there were 21,241,266 shares of Common Stock outstanding.

Documents Incorporated by Reference:

Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended September 28, 1997; (Part II); portions of the Registrant's Definitive Proxy Statement to be used in connection with Registrant's Annual Meeting of Stockholders to be held on February 27, 1998 (Part III).

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_].

                                    PART I

Item 1. Business.

General

     The Company and its subsidiaries are organized into these primary business groups.

Irvine Sensors Corporation
--------------------------

  Irvine Sensors Corporation (the "ISC") is the developer of proprietary technologies to produce extremely compact packages of solid state microcircuitry, which offer volume, power, weight and operational advantages versus less miniaturized alternatives. These advantages result from ISC's ability to assemble microelectronic chips in a three-dimensional "stack" instead of alongside each other on a flat surface, as is the case with more conventional methods. These stacking technologies have also led to ISC's development of collateral technologies for the design of low power and low noise chips, thinning of chips and various specialized applications of chips and stacked chip assemblies in fields ranging from image processing to digital photography.

  ISC's core chip-stacking technology was originally conceived and developed as a means of addressing the demands of space-based surveillance. However, the degree of miniaturization realizable from ISC's technologies has attracted R&D sponsorship from various U.S. government funding agencies for a wide variety of potential military and space applications. Since its inception, ISC has derived most of its revenues from such funded research and development. Since the early 1990s, ISC has sought to commercially exploit its technologies and has received an increasing share of its revenues from the sale of commercial products.

  During June 1992, ISC entered into a joint development agreement with IBM to commercialize ISC's chip-stacking technology for computer memory applications. In April 1996, ISC purchased a memory-stacking line in Essex Junction, Vermont from IBM, and in October 1997, disposed of that line and consolidated that sector of its business with its California operation. In October 1995, ISC formed a subsidiary, Novalog, Inc. ("Novalog"), to commercially exploit its low power chip technology. In April 1997, ISC formed a subsidiary, MicroSensors, Inc. ("MSI"), to commercially exploit its technologies for low noise readout electronics and miniaturized inertial sensors.

Novalog, Inc.
-------------

  Novalog designs, develops and sells proprietary integrated circuits ("ICs") for use in wireless infrared communication. Novalog's initial products, trademarked SIRComm(TM), SIR2(TM), SIRFIR(TM), MiniSIR(TM) and BayBeamer(TM), enable infrared, line-of-sight data transfer between computers, electronic organizers, printers, modems and other electronic devices that have compatible ports. Novalog is an active participant in the standards body of the Infrared Data Association ("IrDA"), which establishes the hardware and software protocols for such products. Novalog believes its products have advantages in terms of power consumption, dynamic range, size and economics as compared to the products of its competitors. As of September 1997, Novalog has shipped nearly one and one-half million of its packaged ICs to manufacturers servicing the IrDA marketplace and, although there can be no assurance, management anticipates growing demand for such products.

MicroSensors, Inc.
------------------

  MSI was formed to develop and sell proprietary micromachined sensors and related electronics. Micromachining involves the use of semiconductor manufacturing processes to build electromechanical devices with feature sizes measured in microns or fractions thereof. As prices have declined for micromachined devices, such solid-state units have migrated from initial aerospace and military applications to automotive, industrial process-control and medical applications. SRI Consulting (Menlo Park, CA) has reported that some observers expect sensors built in this manner to eventually replace virtually all electromechanical sensors, creating a market of several billion dollars annually. MSI has received a U.S. government contract for development of a proprietary micro gyro with projected performance features heretofore achievable only at much higher cost. Effective October 1997, MSI has negotiated its first commercial contract and has commenced development of a multi-channel readout chip pursuant to that contract. MSI believes, although there can be no assurance, that these contracts have positioned MSI to effectively compete in this emerging marketplace.

                                  __________

  ISC was incorporated in Delaware in January 1988. Pursuant to a merger effective in May 1988 with a corporation of the same name incorporated in California in December 1974, the Company succeeded to all of the assets and liabilities of such predecessor corporation. Its principal executive offices are located at 3001 Redhill Avenue, Building. 3, Costa Mesa, California 92626, and its telephone number is (714) 549-8211.

  Novalog was incorporated in California in October 1995. Its principal executive offices are located at 125 Kalmus Drive, #K-1, Costa Mesa, California 92626, and its telephone number is (714) 429-1122. Novalog is a consolidated subsidiary of ISC.

  MSI was incorporated in Delaware in April 1997. Its principal executive offices are located at 3001 Redhill Avenue, Building 3, Costa Mesa, California 92626, and its telephone number is (714) 444-8729. MSI is a consolidated subsidiary of ISC.

Products and Technology

  The Company has developed a family of standard products consisting of stacked memory chips, and believes that its chip stacking technology can offer demonstrable benefits to designers of systems that incorporate numerous integrated circuits, by improving speed and reducing size, weight and power usage. In addition, since ISC's technology reduces the number of interconnections between chips, potential system failure points can also decrease.

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

  In addition to its chip stacking technology, the Company has developed a Serial Infrared Communications chip using elements of its sensor chip design technology. This device is being used in products which allows computers and computer peripherals to communicate using infrared transmissions in a manner similar to that employed by remote control units for televisions and video cassette recorders. The Company is actively marketing its Serial Infrared Communications chips through its subsidiary, Novalog, Inc.

  In June 1995, the Company commenced production shipments of an integrated circuit (IC) chip designed to permit mobile units such as notebook computers and cellular phones to communicate with printers, modems, or other stationary peripherals by using infrared (IR) signals rather than cables or radio frequency transmissions.

Potential Product Application

  Neural Networks. In 1991, the Company received funding from U.S. Navy's Office of Naval Research for potential use of its technology in neural networks. After the successful completion of this phase 1 contract, the Company received two $5,200,000 follow-on contracts from the Navy in June 1993 and January 1997 to further develop the neural networks technology. This phase of the contract was completed and the Company is presently negotiating a third follow-on contract under which the Company will deliver demonstration products to the Navy. Neural networks contain large numbers of sensing nodes which continuously interact with each other, similar to the way that the neurons of a human brain interact to process sensory stimuli. Neural networks are the subject of scientific inquiry because pattern recognition and learning tasks, which humans perform well, and computers perform poorly, appear to be dependent on such processing. Neither conventional computers nor advanced parallel processors have the interconnectivity needed to emulate neural network processing techniques. The Company believes its chip stacking technology offers a way to achieve the very high levels of interconnectivity necessary to construct an efficient artificial neural network. To the

Company's knowledge, no other presently available packaging approaches are believed to offer this potential. The full embodiment of this technology is not expected to yield near-term products for the Company, although it is anticipated to keep the Company actively involved in advanced R&D relevant to the Company's long-range business interests. However, elements of this technology, including a proprietary chip set, are currently being developed with a view to early product utilization.

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

  As of September 28, 1997, the Company had accrued $613,800 in deferred royalties. With the exception of the 200,000 unregistered shares of the Company's Common Stock and the $5,000 cash payment to RDL made in connection with the cancellation of the Company's $40,000 note in October 1990, no royalties were paid by the Company during fiscal years 1997, 1996 and 1995. The Company believes that the terms of the foregoing transactions were no less favorable to the Company than would have been obtained from a non-affiliated third party for similar services.

Manufacturing

  The Company had been manufacturing stacked memory products at its facilities in Vermont and California. The Vermont facilities were configured for high volume production where as the California facility is designed for low volume and prototype production. At the present time, the Company stacks DRAM, SRAM and FLASH memory die. The stacking process involves a standard process which fabricates cubes comprising of approximately 50 die layers along with ceramic cap and base substrates laminated with an extremely thin adhesive layer and interconnected with a thin-film bus metalization to bring the chip input/output signals out to the top surface of the stacks. The cubes are then segmented or split into subsections as required for the particular product configuration being built. Finally, the cubes, mini-cubes or short stacks are burned in, tested, graded, kitted for packaging, out-sourced for packaging and screening, and returned for final test. The Company has disposed of its manufacturing operations in Vermont during fiscal 1997.

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

Backlog

  At December 1, 1997, the Company's funded backlog was $2,110,300 compared to $5,393,100 at November 24, 1996. The Company anticipates that all of the funded backlog will be filled in fiscal 1998. In addition, the Company has $2,197,700 of unfunded backlog of contracts which typically is funded when the previously funded amounts have been expended. The Company is also continuing to negotiate for additional research contracts and commercial sales, which, if obtained, could materially increase this backlog. Failure to obtain these contracts in a timely manner could materially affect the Company's short-term results.

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

  In fiscal 1997, contracts with all branches of the U.S. government accounted for 43 percent of the Company's revenues, the remaining 57 percent of the Company's revenues was derived from non-government sources. During fiscal 1997, revenues derived from the U.S. Navy and various divisions of Lockheed Martin Corporation accounted for approximately 23 percent and 22 percent of total consolidated revenues, respectively. Loss of these customers would have a material adverse impact on the Company's short-term results.

  Contracts with government agencies may be suspended or terminated by the government at any time, subject to certain conditions. Similar termination provisions are typically included in agreements with prime contractors. There is no assurance the Company will not experience suspensions or terminations in the future.

  The Company presently has limited marketing resources and thus focuses its efforts in specific areas of interest. The Vice President-Marketing coordinates the marketing activities of senior and technical management with respect to government programs. The President and a Marketing Manager direct the marketing activities of Novalog, Inc. which produces the SIRComm products.

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

  The Company's expenditures for research and development for the fiscal years ended September 28, 1997, September 29, 1996, and October 1, 1995 were $1,616,600, $2,009,700, and $1,280,000, respectively. These expenditures of Company funds were in addition to the Company's cost of revenues associated with its customer-sponsored research and development activities. The spending levels of Company funds on research and development compared to its overall expenses are indicative of the Company's resolve to maintain its competitive advantage by developing new products and improving upon its existing technology.

  The Company has funded its research and development activities primarily through contracts with the federal government, with research and development limited partnerships and with funds from the Company's public and private stock and bond offerings.

Patents, Trademarks and Licenses

  The Company has a policy of protecting its investment in technology by seeking to obtain, where practical, patents on the inventions made by its employees. As of September 28, 1997, forty one U.S. and foreign patents have been issued and other U.S. patent applications are pending. Foreign patent applications corresponding to several of the U.S. patents and patent applications are also pending. There is no assurance that additional patents will issue in the U.S. or elsewhere. Moreover, the issuance of a patent does not carry any assurance of successful application, commercial success or adequate protection. There is no assurance that the Company's existing patents or any other patent that may issue in the future would be upheld if the Company seeks enforcement of its patent rights against an infringer or that the Company will have sufficient resources to prosecute its rights, nor is there any assurance that patents will provide meaningful protection from competition.

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

  The Company has exclusive rights to technology developed under an agreement with R & D Leasing, Ltd. ("RDL"), a limited partnership. Under the agreement, the Company will pay royalties of 3.5% of all direct sales, by the Company, of the basic devices using the technology. RDL will also receive 7% of all income earned by the Company from sublicensees. The Company's Chairman of the Board and a Senior Vice-President have a beneficial interest in RDL. See "Development Contracts."

Environmental matters

  The Company believes that it is substantially in compliance with all regulations concerning the discharge of materials into the environment, and such regulations have not had a material effect on the capital expenditures or operations of the Company.

Employees

  As of September 28, 1997, the Company had 65 full-time employees and 4 consultants. Of the full-time employees, 49 were engaged in engineering, production and technical support, 3 in sales and marketing and 13 in finance and administration. None of the Company's employees is represented by a labor union and the Company has experienced no work stoppages due to labor problems. The Company considers its employee relations to be excellent.

Item 2. Properties

        The following table sets forth information with respect to the Company's facilities:

                                                Location          Square Feet   Lease Expiration
                                         ----------------------   -----------   ----------------

     Advanced Technology Operations      Costa Mesa, California        19,000          July 1998

     Computer Products Operations        Burlington, Vermont           20,200      December 1998

     Novalog, Inc.                       Costa Mesa, California         4,100         April 1999

     Corporate                           Costa Mesa, California         6,400          July 1998

     The facilities used by Advanced Technology Operations include laboratories containing clean rooms for operations requiring a working environment with reduced atmospheric particles. The Company believes that its facilities are adequate for their respective operations, and that the facilities of the Company are maintained in good repair.

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

     None.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     The following table sets forth the range of representative high and low bid prices of the Company's Common Stock (Nasdaq SmallCap Market symbol: IRSN) in the over-the-counter market for the periods indicated, as furnished by NASD, Inc. These prices represent prices among dealers, do not include retail markups, markdowns or commissions, and may not represent actual transactions:

                                                     Common Stock
                                                      Bid Prices
                                                ----------------------
                                                  High          Low
                                                ---------    ---------
  Fiscal Year Ended September 28, 1997:
    First Quarter                               $ 1 1/2      $ 0 27/32
    Second Quarter                              $ 1 9/16     $ 1
    Third Quarter                               $ 1 5/32     $ 0 31/32
    Fourth Quarter                              $ 1 9/16     $ 1 7/32

  Fiscal Year Ended September 29, 1996:
    First Quarter                               $ 9 1/2      $ 5 1/4
    Second Quarter                              $ 6 1/4      $ 4 5/8
    Third Quarter                               $ 7 7/8      $ 4 5/8
    Fourth Quarter                              $ 5 1/8      $ 2 1/4

     On December 19, 1997, the closing bid and asked prices for the Company's Common Stock were $1.00 and $1 1/32, respectively.

     On December 19, 1997, there were approximately 823 stockholders of record and 7,200 beneficial holders based on information provided by the Company's transfer agent.

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

Item 6.  Selected Financial Data.

     The following table summarizes certain selected consolidated financial data and is qualified by the more detailed Consolidated Financial Statements incorporated herein by reference (see Item 8, below):


                                                                             FISCAL YEAR ENDED
                                                ----------------------------------------------------------------------------
                                                September 28,    September 29,     October 1,     October 2,     October 3,
                                                     1997             1996           1995           1994           1993
                                                -------------    -------------    -----------    -----------    -----------
Consolidated Statement of Operations Data:
------------------------------------------

Total revenues                                   $ 13,693,200     $ 12,024,200    $ 8,041,400    $ 5,139,400    $ 4,286,300

Loss from operations                              (14,809,200)     (11,154,700)    (3,071,500)    (2,629,500)    (1,552,100)

Net loss                                          (14,875,600)     (15,914,700)    (4,137,500)    (2,463,900)    (1,507,600)

Loss per common and
  common equivalent share                        $      (0.73)    $      (0.94)   $     (0.28)   $     (0.18)   $     (0.12)
                                                 ------------     ------------    -----------    -----------    -----------
Weighted average number of
  shares outstanding                               20,475,100       16,874,300     14,966,500     14,141,500     12,865,800
                                                 ------------     ------------    -----------    -----------    -----------

     Loss per common and common equivalent shares includes, where applicable, cumulative dividends on Preferred Stock which have not been declared or paid.



                                       September 28,   September 29,   October 1,     October 2,   October 3,
                                           1997            1996           1995          1994          1993
                                      --------------   -------------   -----------   -----------   ----------
Consolidated Balance Sheet Data:
--------------------------------

Current assets                          $ 6,637,200      $ 9,648,200   $ 9,927,500   $ 6,795,500   $2,135,900
Current liabilities                     $ 7,395,600      $ 5,787,100   $ 3,545,400   $ 1,355,400   $  739,000
Working capital                         $  (758,400)     $ 3,861,100   $ 6,382,100   $ 5,440,100   $1,396,900
Total assets                            $ 9,449,300      $21,742,200   $15,609,200   $10,355,400   $3,897,500
Long-term debt                          $ 1,207,000      $ 3,165,600   $   201,200   $    81,100   $   62,600
Shareholders' equity                    $(2,939,900)     $ 8,312,700   $ 9,494,100   $ 8,800,400   $2,977,400

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         The information required by Item 7 of this report is set forth on pages 2 through 4 of the Company's 1997 Annual Report to Stockholders and is incorporated by reference in this Annual Report on Form 10-K.

Item 8.  Financial Statements and Supplementary Data.

         The financial statements, together with the report thereon of Price Waterhouse LLP dated December 16, 1997 appearing on pages 5 through 18 of the Company's 1997 Annual Report to Stockholders are incorporated by reference in this Annual Report on Form 10-K. With the exception of the aforementioned information and the information incorporated in Item 7, the 1997 Annual Report to Stockholders is not to be deemed filed as part of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                   PART III

         The following items included in the Company's Definitive Proxy Statement dated January 23, 1998 to be used in connection with the Company's Annual Meeting of Stockholders to be held on February 27, 1998 are incorporated herein by reference:

                                                                  Pages in Proxy Statement
                                                                  ------------------------
Item 10. Directors and Executive Officers of the Registrant.                 2-5

Item 11. Executive Compensation.                                            7-10

Item 12. Security Ownership of Certain Beneficial Owners
         and Management.                                                     7-8

Item 13. Certain Relationships and Related Transactions.                      15

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a)  The following documents are filed as part of this report:

          1.  Financial Statements:


                                                                  Pages in
                                                                Annual Report*
                                                                --------------
          Consolidated Balance Sheet                                    5
          Consolidated Statement of Operations                          6
          Consolidated Statement of Shareholders' Equity                7
          Consolidated Statement of Cash Flows                          8
          Notes to Consolidated Financial Statements                 9-17
          Report of Independent Accountants                            18

         * Incorporated by reference from the indicated pages of the 1997 Annual Report to Stockholders.

          2. Financial Statement Schedules:

          Report of Independent Accountants on Financial Statements

          Schedules for the fiscal years ended September 28, 1997, September 29, 1996, and October 1, 1995:

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

          3. Exhibits - The following is a list of the exhibits to this report:


Exhibit
Number    Exhibit Description
-------   -------------------
    3.1   Certificate of Incorporation, as amended to date. (8)
    3.2   By-Laws, as amended to date. (14)
    4.1   Specimen Common Stock certificate. (8)
    4.2   Form of Representative's Warrants. (9)
   10.1   (A) 1981 Incentive Stock Option Plan and 1981 Nonstatutory
          Stock Option Plan, as amended to date, and (B) Form of Stock
          Option Agreement. (1)(2)
   10.2   Lease Agreements for the premises at 3001 Redhill Avenue,
          Building III, Costa Mesa, California. (11)
   10.3   Employee Stock Bonus Plan and Trust Agreement dated
          June 29, 1982 effective December 31, 1982 (3), Amendment
          dated December 14, 1982. (4)
   10.4   Amendment to Employee Stock Bonus Plan and Trust Agreement
          dated September 25, 1990. (8)
   10.5   Master Trust Agreement for Employee Deferred Benefit Plans dated
          August 22, 1990. (5)
   10.6   Agreement with R&D Leasing, Ltd. and Note Payable dated
          June 23, 1989. (6)
   10.7   License Agreement with R&D Leasing, Ltd. dated October 20, 1989. (6)
   10.8   Agreement with R&D Leasing, Ltd. dated October 1, 1990. (7)
   10.9   Contract between the Company and U.S. Army Strategic Defense
          Command dated September 28, 1990. (7)
   10.10  1991 Stock Option Plan, as adopted by the Board of Directors December
          9, 1991. (8)
   10.11  Form of Stock Option Agreement for 1991 Stock Option Plan. (9)
   10.12  Contract between the Company and Office of Naval Research dated July
          8, 1993. (10)
   10.13  Amendment to Employee Stock Bonus Plan and Trust agreement dated October 4, 1993. (12)
   10.14  Lease Agreement for the premises at 1 Green Tree Park, South
          Burlington, Vermont. (12)
   10.15  Contract between the Company and Naval Air Warfare Center dated March
          31, 1995. (12)
   10.16  License Agreement with Unitrode Integrated Circuits Corporation dated
          May 30, 1995. (12)
   10.17  Purchase Order from Cray Research, Inc. dated May 8, 1995. (12)
   10.18  Subcontract between the Company and Lockheed Sanders, Inc. dated June
          30, 1995. (12)
   10.19  Office, Manufacturing Facility, and Equipment Lease with International
          Business Machines Corporation (13)
   10.20  Form of 8% Series A Convertible Subordinated Debentures Due 1998 (13)
   10.21  Form of 8% Convertible Subordinated Debentures Due 1998 (13)
   10.22  Contract between the Company and Nasa Management Office - JPL dated
          March 12, 1996 (14)
   10.23  Contract between the Company and Office of Naval Research dated July
          19, 1996 (14)
   10.24  Contract between the Company and Wright-Patterson Air Force Base dated
          August 12, 1996 (14)
   10.25  Purchase Order from Loral Federal Systems Co. dated
          April 26, 1996 (14)
   11     Statement re Computation of Per Share Earnings.


   13     Portions of Registrant's Annual Report to Stockholders for the
          fiscal year ended September 28, 1997.
   21     Subsidiaries of the Registrant
   23.1   Consent of Independent Accountants
   23.2   Consent of Thomas Plante, Esq., Patent Counsel
   27     Financial Data Schedule

_________________________
(1) Incorporated by reference to Part II of Registrant's Registration Statement on Form S-18 filed with the Commission's Los Angeles Regional Office on December 23, 1981 (Registration No. 2-75512-LA)(the-"S-18 Registration Statement").
(2) Incorporated by reference to Part II of Pre-effective Amendment No. 1 to the S-18 Registration Statement filed with the Commission's Los Angeles Regional Office on February 10, 1982; 1987 amendment filed by amendment to Form 10-K for the fiscal year ended September 27, 1987.
(3) Incorporated by reference to Part II of Pre-effective Amendment No. 3 to the S-18 Registration Statement filed with the Commission's Los Angeles Regional Office on May 27, 1982.
(4) Incorporated by reference to Part II of Registrant's Registration Statement on Form S-1 filed with the Commission on March 23, 1983 (Registration No. 2-82596) (the "S-1 Registration Statement").
(5) Incorporated by reference to Part II of Pre-effective Amendment No. 3 to the Form S-2 filed with the Commission on March 3, 1987 (Registration No. 33-10134).
(6) Incorporated by reference to Part IV of Registrant's Annual Report on Form 10-K for the fiscal year ended October 1, 1989.
(7) Incorporated by reference to Part IV of Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1990.
(8) Incorporated by reference to Part IV of Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 1991.
(9) Incorporated by reference to Part II of Pre-effective Amendment No. 2 to the Form S-2 filed with the Commission on July 9, 1992 (Registration No. 33-47977).
(10) Incorporated by reference to Part IV of Registrant's Annual Report on Form 10-K for the fiscal year ended October 3, 1993.
(11) Incorporated by reference to Part IV of Registrant's Annual Report on
     Form 10-K for the fiscal year ended October 2, 1994.
(12) Incorporated by reference to Part IV of Registrant's Annual Report on
     Form 10-K/A for the fiscal year ended October 1, 1995.
(13) Incorporated by reference to Registrant's Form 8-K dated April 19, 1996.
(14) Incorporated by reference to Part IV of Registrant's Annual Report on
     Form 10-K/A for the fiscal year ended September 28, 1996.

       (b)  Reports on Form 8-K:

            No report on Form 8-K was filed by the Company with respect to the quarter ended September 28, 1997.

                                    SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            IRVINE SENSORS CORPORATION



                                            By:     /s/ James Alexiou
                                                -------------------------------
                                                 James Alexiou
                                                 Chairman of the Board
                                                 Date: January 2, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



    /s/ James Evert                         /s/ Thomas H. Lenagh
--------------------------------            ------------------------------------
James Evert                                 Thomas H. Lenagh, Director
Chief Executive Officer                     Date: January 2, 1998
(Principal Executive Officer)
Date: January 2, 1998



   /s/ John C. Carson                       /s/ John J. Stuart, Jr.
--------------------------------            ------------------------------------
John C. Carson, Director                    John J. Stuart, Jr.
Date: January 2, 1998                       Chief Financial Officer
                                            (Principal Accounting Officer)
                                            Date: January 2, 1998


   /s/ Joanne S. Carson                     /s/ Frank P. Ragano
 -------------------------------            ------------------------------------
Joanne S. Carson, Director                  Frank P. Ragano, Director
Date: January 2, 1998                       Date: January 2, 1998



   /s/ Marc Dumont                          /s/ Vincent F. Sollitto, Jr.
--------------------------------            ------------------------------------
Marc Dumont, Director                       Vincent F. Sollitto, Jr., Director
Date: January 2, 1998                        Date: January 2, 1998


   /s/ Walter E. Garrigan
--------------------------------
Walter E. Garrigan, Director
Date: January 2, 1998

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                  Additions
                                     Balance at   Charged to                 Balance
                                      Beginning    Costs and                 at End
                                       of Year     Expenses    Deductions    of Year
                                     ----------   ----------   ----------   ----------
Year ended September 28, 1997:
------------------------------
Allowance for doubtful accounts      $   10,000   $        -   $        -   $   10,000
Inventory reserves                    2,043,700    1,156,100    1,015,000    2,184,800

Year ended September 29, 1996:
------------------------------

Allowance for doubtful accounts      $   10,000   $        -   $        -   $   10,000
Inventory reserves                      380,800    1,662,900            -    2,043,700

Year ended October 1, 1995:
---------------------------

Allowance for doubtful accounts      $   10,000   $        -   $        -   $   10,000
Inventory reserves                            -      380,800            -      380,800
