Form 10-Q
period 1997-12-28
IRVINE SENSORS CORP/DE/
filed 1998-02-05
CIK 357108

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
  (Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended December 28, 1997

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

                             Yes [X]        No [_]

As of December 28, 1997 there were 22,490,800 shares of Common Stock outstanding.

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

                          IRVINE SENSORS CORPORATION
                                 BALANCE SHEET

                                                                   December 28, 1997
                                                              ---------------------------
                                                                Pro Forma                   September 28,
                                                                (Note 7)        Actual          1997
                                                              ------------   ------------   -------------
Assets
Current Assets:
 Cash                                                         $  3,992,900   $  1,489,000   $  1,639,300
 Accounts receivable, net of allowances of $10,000               1,299,800      1,299,800      1,237,700
 Inventory                                                       2,685,400      2,685,400      2,577,300
 Prepaid expenses                                                  515,500        128,500      1,182,900
                                                              ------------   ------------   ------------
  Total current assets                                           8,493,600      5,602,700      6,637,200
                                                              ------------   ------------   ------------

Equipment, furniture and fixtures, net                           2,406,700      2,406,700      2,775,800
Other assets                                                        35,500         35,500         36,300
                                                              ------------   ------------   ------------
                                                              $ 10,935,800   $  8,044,900   $  9,449,300
                                                              ============   ============   ============

Liabilities and Shareholders' Equity
Current Liabilities:
 Accounts payable                                             $  2,674,800   $  2,674,800   $  4,370,800
 Accrued expenses                                                  671,700        671,700        684,700
 Deferred revenues                                                       -              -        106,100
 Notes payable and current portion of long term debt             1,011,100      1,011,100      2,234,000
                                                              ------------   ------------   ------------
  Total current liabilities                                      4,357,600      4,357,600      7,395,600
                                                              ------------   ------------   ------------

Long term debt                                                      93,200         93,200        593,200
Deferred royalties payable - affiliated company                    624,500        624,500        613,800
Commitment to employee retirement plan                                   -        113,000              -

Convertible subordinated debentures                                      -              -        250,000
                                                              ------------   ------------   ------------
Minority interest in subsidiary                                  3,360,000      3,360,000      3,418,100
                                                              ------------   ------------   ------------
Preferred stock of consolidated subsidiary                         118,500        118,500        118,500
                                                              ------------   ------------   ------------

Shareholders' Equity:
Preferred stock, $0.01 par value, 500,000 shares authorized:
 8,833 shares Series B Convertible Cumulative Preferred
  issued and outstanding; aggregate liquidation
  preference of $238,500                                                50             50             50
 5,178 shares Series C Convertible Cumulative Preferred
  issued and outstanding; aggregate liquidation
  preference of $264,100                                                50             50             50
 37,750, 13,000, and no shares Series D Convertible
  Preferred issued and outstanding                                     400            100              -
Common Stock, $0.01 par value, 40,000,000 shares authorized:
 23,193,300, 22,490,800 and 21,541,300 shares
 issued and outstanding                                            231,900        224,900        215,400
Common Stock warrants, 19,200, 239,200, and 239,200
 issued and outstanding                                                  -              -              -
Paid-in capital                                                 51,545,700     48,549,100     46,424,100
Accumulated deficit                                            (49,396,100)   (49,396,100)   (49,579,500)
                                                              ------------   ------------   ------------
  Total shareholders' equity                                     2,382,000       (621,900)    (2,939,900)
                                                              ------------   ------------   ------------
                                                              $ 10,935,800   $  8,044,900   $  9,449,300
                                                              ============   ============   ============

    See Accompanying Condensed Notes to Consolidated Financial Statements.

                           IRVINE SENSORS CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                          13 Weeks Ended
                                                    ---------------------------
                                                    December 28,   December 29,
                                                        1997           1996
                                                    ------------   ------------

Revenues                                             $ 2,167,900    $ 3,675,100
Other                                                          -              -
                                                     -----------    -----------
 Total revenues                                        2,167,900      3,675,100

Costs and expenses:
 Cost of revenues                                      2,329,400      3,837,800
 General and administrative                              692,800        852,900
 Research and development                                138,700        431,700
                                                     -----------    -----------
                                                       3,160,900      5,122,400
                                                     -----------    -----------

Loss from operations                                    (993,000)    (1,447,300)

 Interest expense                                        (75,100)      (126,900)
 Interest income                                           5,700          2,900
                                                     -----------    -----------

Loss before minority interest and income taxes        (1,062,400)    (1,571,300)

Minority interest in loss of subsidiary                  (99,900)       (50,400)

Provision for income taxes                                   200            200
                                                     -----------    -----------

Loss before extraordinary item                          (962,700)    (1,521,100)
                                                     -----------    -----------

Extraordinary item - debt extinguishment               1,146,100              -
                                                     -----------    -----------

Net income (loss)                                    $   183,400    $(1,521,100)
                                                     ===========    ===========
Basic and Diluted Earnings Per Share:

 Loss before extraordinary item                      $     (0.04)   $     (0.08)
                                                     -----------    -----------

 Extraordinary item                                  $      0.05    $         -
                                                     -----------    -----------

 Net income (loss)                                   $      0.01    $     (0.08)
                                                     ===========    ===========

 Weighted average number of shares outstanding        21,900,200     19,313,400
                                                     ===========    ===========

    See Accompanying Condensed Notes to Consolidated Financial Statements.

                          IRVINE SENSORS CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS


                                                           13 Weeks Ended
                                                    ----------------------------
                                                    December 28,    December 29,
                                                        1997            1996
                                                    ------------    ------------
Cash flows from operating activities:
 Cash received from customers                       $ 1,999,000     $ 2,526,800
 Cash paid to suppliers and employees                (2,261,400)     (3,678,600)
 Interest received                                        5,700           2,900
 Interest paid                                          (75,100)        (80,100)
 Income taxes paid                                         (200)           (200)
                                                    -----------     -----------
  Net cash used in operating activities             $  (332,000)    $(1,229,200)

Cash flows from investing activities:
 Equipment disposal                                      37,800               -
 Capital facilities and equipment expenditures          (17,800)       (451,300)
                                                    -----------     -----------
  Net cash used in investing activities                  20,000        (451,300)

Cash flows from financing activities:
 Proceeds from issuance of preferred shares           1,122,900               -
 Common stock issued for services                       261,700               -
 Principal payments under notes payable
  and capital lease obligations                      (1,222,900)        (21,500)
 Proceeds from issuance of minority
  interest in subsidiary                                      -       1,482,600
                                                    -----------     -----------
  Net cash provided by financing activities             161,700       1,461,100
                                                    -----------     -----------

Net decrease in cash and cash equivalents              (150,300)       (219,400)
Cash and cash equivalents at beginning of period      1,639,300       1,954,000
                                                    -----------     -----------
Cash and cash equivalents at end of period          $ 1,489,000     $ 1,734,600
                                                    ===========     ===========

Reconciliation of net loss to net cash used
 in operating activities:
Net income (loss)                                   $   183,400     $(1,521,100)
Adjustments to reconcile net income (loss)
 to net cash used in operating activities:
 Depreciation and amortization                      $   349,100     $   764,200
 Commitment to employee retirement plan                 113,000          88,600
 Minority interest in loss of subsidiary                (58,100)        (50,300)
 (Increase) in accounts receivable                      (62,100)     (1,148,300)
 (Increase) in inventory                               (108,100)        (37,200)
 Decrease in prepaid expenses and other assets        1,055,200         117,700
 Increase (decrease) in accounts payable
  and accrued expenses                               (1,709,000)        869,500
 (Decrease) increase in deferred revenues              (106,100)       (253,100)
 (Decrease) in accrued rent                                   -         (91,700)
 Increase in royalties accrued -
  affiliated company                                     10,700          32,500
                                                    -----------     -----------
  Total adjustments                                     515,400         291,900
                                                    -----------     -----------
Net cash used in operating activities               $  (332,000)    $(1,229,200)
                                                    ===========     ===========

Noncash investing and financing activities:
 Principal payment of note payable by
  issuance of common stock                          $   500,000     $         -
                                                    ===========     ===========
 Conversion of debentures to common stock           $   250,000     $ 1,550,000
                                                    ===========     ===========
 Commitment to employee retirement plan             $   113,000     $    88,600
                                                    ===========     ===========

    See Accompanying Condensed Notes to Consolidated Financial Statements.

                          IRVINE SENSORS CORPORATION
             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General

     The information contained in the following Condensed Notes to Consolidated Financial Statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the 1997 Annual Report to Shareholders of Irvine Sensors Corporation (the "Company"). It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

     The consolidated financial information as of December 28, 1997 and December 29, 1996 included herein is unaudited but includes all normal recurring adjustments which, in the opinion of management of the Company, are necessary to present fairly the consolidated financial position of the Company at December 28, 1997, the results of its operations for the 13 week periods ended December 28, 1997 and December 29, 1996 and its cash flows for the 13 week periods ended December 28, 1997 and December 29, 1996. Certain reclassifications have been made to prior year's financial statements to conform to the current year presentation.

     The consolidated financial statements include the accounts of Irvine Sensors Corporation and its subsidiaries, Carson Alexiou Corporation ("CAC"), Novalog, Inc. ("Novalog"), MicroSensors, Inc. ("MSI"), 3D Microelectronics, Inc. and 3D Microsystems, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

Note 2 - Convertible Subordinated Debentures

     During the first quarter of fiscal 1998, the Company, forced conversion of the remaining $250,000 of outstanding 8% Convertible Subordinated Debentures into 100,000 shares of the Company's common stock. In May 1996, the Company had registered 2,997,000 shares which the Company then believed would be sufficient to cover the conversion of all $11.1 million of the 8% Convertible Subordinated Debentures, which had been issued in February and March 1996. However, due to the decline in the price of the Company's common stock, the number of shares issued upon conversion of all the Debentures, including the aforementioned 100,000 shares, exceeded the number of shares previously registered. In January 1998, the Company filed a registration statement which included the resale of 1,114,810 unregistered shares issued upon conversion of the 1996 Debentures.

Note 3 - Bank Loan

     During the three month period ended December 28, 1997, the Company entered into a Forbearance Agreement with the Company's lending Bank to redefine the repayment terms of the note payable, following the sale of the related collateral. Under the new terms of the loan, the Company paid $1,229,900 of the principal balance, and an additional $500,000 was satisfied by issuing 550,000 shares of common stock to the lender. These shares have been included in the January 1998 registration statement referred to in Note 2.

Note 4 - Related Party Transactions

     In April 1980, the Company entered into an agreement with R&D Leasing Ltd.,
(RDL), a limited partnership in which the Company's Chairman and a Senior Vice President are general partners with beneficial interests, to design an electronic circuit, to develop certain fabrication processes and to build equipment for testing electronic integrated circuits. In connection with the development of the electronic test equipment under the RDL agreement, certain other proprietary fabrication processes were developed to which RDL retained ownership. Upon the occurrence of certain specified events, such as the use of patented fabrication processes in connection with contracts, the agreement with RDL provides that the Company will pay RDL a royalty fee based on a percentage of revenues from sales of the basic devices using the processes created during the development of this equipment. As of December 28, 1997, the Company had accrued $624,000 in deferred royalties payable to RDL.

Note 5 - Series D Convertible Preferred Units

     As referred to in the Company's Annual Report on Form 10-K for fiscal 1997 (see "Management's Discussion of Liquidity, Capital Resources and Impact of Changing Prices"), the Company began the sale of Series D Convertible Preferred Stock Units in a private placement to certain accredited investors in December 1997 and continued to accept subscriptions thereto through January 2, 1998. The Company issued an aggregate of 13,000 Units at a price of $100.00 per Unit in December 1997 and the net proceeds of $1,092,500 from the sale of these securities have been added to the Company's general funds.

     The Series D Convertible Preferred Stock Units consist of one share of Convertible Preferred Stock, plus one five-year Warrant to purchase one share of common stock of Novalog, Inc., a subsidiary of the Company and, one five-year Warrant to purchase one share of common stock of Microsensors Inc., a wholly-owned subsidiary of the Company. Each share of Convertible Preferred Stock is convertible into common stock of the Company at the rate of 100 shares of Common for each share of Preferred D, subject to adjustment for stock splits, reverse stock splits and other similar recapitalization events. The Preferred D shares have no voting rights, except as required by law, and bear no dividends. The common shares underlying the Preferred D shares have been included in the January 1998 registration statement referred to in Note 2.

Note 6 - Debt Extinguishment

     On December 26, 1997, the Company made a $490,000 cash payment to extinguish its remaining obligations under a Settlement Agreement with a vendor. Accordingly, the Company recorded an extraordinary gain of $1,146,100 on the extinguishment of debt and reduced accounts payable by the corresponding amount.

Note 7 - Subsequent Events

     In January 1998, the Company sold an additional 24,750 Units of the Series D Preferred Stock Units (see Note 5) and the net proceeds of $2,156,900 from the sale of these securities have been added to the Company's general funds. The common shares underlying the Preferred D shares have been included in the January 1998 registration statement referred to in Note 2.

     In January 1998, a warrantholder exercised outstanding warrants to purchase 222,000 shares of Common Stock at a price of $1.00 per share. The proceeds from this warrant exercise have been added to the Company's general funds. These shares have been included in the January 1998 registration statement referred to in Note 2.

     In January 1998, the Company sold 125,000 Common Stock Units to investors in a private placement. Each Unit consists of one share of Common Stock of the Company, plus one five-year Warrant to purchase one share of common stock of Novalog, Inc., a subsidiary of the Company and one five-year Warrant to purchase one share of common stock of Microsensors Inc., a wholly-owned subsidiary of the Company. The proceeds of $125,000 from these transactions were added to the Company's general funds. These shares have been included in the January 1998 registration statement referred to in Note 2.

     In January 1998, the Board of Directors authorized a contribution to the Employee Stock Bonus Plan, (the Company's ERISA-qualified Employee Retirement
Plan). The amount represents an annual contribution for fiscal year 1998 and was made in 333,334 shares of the Company's common stock which have been issued to the Plan.

     The accompanying pro forma Consolidated Balance Sheet gives retroactive effect to the aforementioned subsequent events, assuming that the transactions had been completed as of December 28, 1997.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         --------------

     Except for historical information contained herein, this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements contained herein are subject to certain risks and uncertainties, including such factors, among others, as the pace at which new markets develop, the ability of the Company to introduce new products and ramp up manufacturing in a timely manner while controlling its operating expenses and the response of competitors, many of whom are bigger and better financed than the Company. In addition, the scope of the Company's growth plan may introduce unanticipated risks and financial requirements. The availability of external financing for the Company's plan cannot be assured and is subject to numerous factors including those unrelated to the Company's performance such as economic and market conditions. Further, the Company's financial performance prior to substantial growth in revenues may not permit additional equity financing and may place at risk the continuation of its long-term debt financing because of inability to achieve financial covenants. Accordingly, investors are advised to assess forward-looking statements contained herein with caution. Additional information on various risk and uncertainties potentially affecting the Company's results are discussed below and are contained in publicly filed disclosures available through the Securities and Exchange Commission EDGAR database (http://www.sec.gov) or from the Company's Investor Relations Department.

Results of Operations

Revenues

     The Company achieved revenues of $2,167,900 during the first quarter of fiscal 1998, including $304,800 from its now closed Vermont location. In fiscal 1997's first quarter, reported revenues of $3,675,100 included revenues of $844,300 from the Vermont location and $1.2 million of contract funding for work performed in the prior fiscal year. Thus on an adjusted comparable basis, revenues in this year's first quarter reflects an improvement of $232,300 related to the Costa Mesa operations. The Company's Novalog, Inc. subsidiary reported an increase of greater than 80 percent over last year's first quarter revenues and its new Microsensors, Inc. subsidiary which began operations at the start of the fiscal year, received its first development contract, from which $200,000 in revenues were realized in the first quarter of fiscal 1998. These revenues are reflected in the Company's consolidated revenues for the first quarter of fiscal 1998.

Cost of Revenues

     Cost of revenues as a percentage of revenues increased from 104 percent for the first quarter of fiscal 1997 to 107 percent for fiscal 1998. On an adjusted basis to exclude the Vermont location in both years, cost of revenues in the first quarter of fiscal 1998 was 99 percent compared to 71 percent in the year earlier quarter. The increase was primarily due to the fact that the gross margins at Novalog were less than anticipated due to phase out of old product lines and introductory costs associated with new products.

Research and Development

     The Company decreased its expenditure in research and development by $293,000 or 68 percent during the first quarter of fiscal 1998. Approximately one-half of this reduction is attributable to the Vermont closing. There has been a similar reduction of research and development expenditures in the Costa Mesa operations. The Company is now focusing on attempting to obtain customer funding for portions of these costs to the extent such arrangements would not jeopardize the company's patent potentials.

General and Administrative

     In the first quarter of fiscal 1998, General and Administrative expense (G&A) decreased $160,100 or 19 percent from the first quarter of fiscal 1997. The decrease reflects cost reductions first put in place in mid-fiscal 1997 and continuing in fiscal 1998 as management restructures the Company to achieve maximum efficiency.

Interest Expense/Interest Income

     Interest expense in the first quarter of fiscal 1998 decreased $51,800 from the first quarter of last fiscal year in conjunction with the reduction of the bank loan and conversion of the remaining 8% Convertible Preferred Debentures.

Liquidity and Capital Resources

     At December 28, 1997, the Company had cash and cash equivalents of $1,489,000, working capital of $1,245,100 and a current ratio of 1.3 to 1. Subsequent to December 28, 1997, the Company obtained additional equity funding of approximately $2,503,900 and anticipates, although there can be no assurances, that the existing working capital and its projected operating results will be sufficient to meet its cash requirements for the immediate future and for the growth of its subsidiary businesses.

     At December 28, 1997, the Company's funded backlog was approximately $2.6 million compared to $5.7 million at December 29, 1996 which included approximately $4.0 at the Vermont facility.

     In October 1997, the Company executed a Forbearance Agreement with its lending bank whereby the Company agreed to accelerate repayment of the Note Payable to the bank. The current portion of the debt was reduced by $1,026,900 received from the sale of the assets in October 1997. The Company also agreed, among other requirements, to reduce the principal balance by payments of $250,000 in each of the calendar quarters ending December 1997 and March 1998 and thereafter to reduce the remaining balance by a minimum of $200,000 quarterly. Execution of the Forbearance Agreement also resulted in a waiver of the Company's financial covenants defaults and an amendment to the loan agreement eliminating such financial covenants on a prospective basis. In connection therewith the Company pledged as collateral one million shares of Novalog, Inc. common stock held by the Company.

                                    PART II

                               OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

     None.

Item 2.  Changes in Securities
         ---------------------

     On December 24, 1997 the Company issued in a private placement an aggregate of 13,000 Preferred Stock Units, each Unit consisting of one share of Convertible Series D Preferred Stock of the Company, one Warrant to purchase one share of Novalog, Inc. Common Stock and one Warrant to purchase one share of Microsensors, Inc. Common Stock (the "Units"). Each share of Series D Preferred Stock is convertible into 100 shares of the Company's Common Stock, at any time, at the option of the holder. Each of the Novalog and Microsensors Warrants are exercisable for five years, at an exercise price of $1.00 per share.

     The Units were sold at a price of $100 per Unit and were issued to 8 accredited investors, of which 5 are individuals or entities located outside the United States. The investors are as follows:

     Banque Privee Edmund de Rothschild S.A.
     Purling Holdings Limited
     Preston Asset Management
     C.S. Rennie
     Marc Rebagliati
     Oxcal Venture Fund, L.P.
     Glenbrook Capital Limited Partnership
     MLPF & S FPO Uible & Poe FBO Harold F. Poe

     The Units were sold pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended, as set forth in Section 4(2) and/or Rule 506 of Regulation D promulgated thereunder. Each investor was furnished with information on the offering and the Company and each had the opportunity to verify the information supplied. Additionally, the Company obtained a representation from each investor of such investor's intent to acquire the securities for the purpose of investment only, and not with a view toward the subsequent distribution thereof. The securities bear an appropriate restrictive legend.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     (a) Exhibits.

           Exhibit 27.  Financial Data Schedule

     (b) Reports on Form 8-K.

           A report on Form 8-K dated October 23, 1997 was filed on November 4, 1997. This report covered the final shutdown of the former Vermont facilities and the disposition of the associated assets.


                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Irvine Sensors Corporation
                                     --------------------------------
                                               (Registrant)


Date: February 2, 1998               By:   /s/ John J. Stuart, Jr.
                                     --------------------------------
                                     John J. Stuart, Jr.
                                     Chief Financial Officer
                                     (Principal Accounting Officer)