Form 10-K/A
period 1997-09-28
IRVINE SENSORS CORP/DE/
filed 1998-03-18
CIK 357108

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-K/A
          (Mark One)

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

  ISC's core chip-stacking technology was originally conceived and developed as a means of addressing the demands of space-based surveillance. However, the degree of miniaturization realizable from ISC's technologies has attracted R&D sponsorship from various U.S. government funding agencies for a wide variety of potential military and space applications. Since its inception, ISC has derived most of its revenues from such funded research and development. Since the early 1990s, ISC has sought to commercially exploit its technologies and has received an increasing share of its revenues from the sale of its stacked memory cubes.

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

Novalog, Inc.
-------------

  Novalog designs, develops and sells proprietary integrated circuits ("ICs") for use in wireless infrared communication. Novalog's initial products, trademarked SIRComm(TM), SIR2(TM), SIRFIR(TM), MiniSIR(TM) and BayBeamer(TM), enable infrared, line-of-sight data transfer between computers, electronic organizers, printers, modems and other electronic devices that have compatible ports. Novalog is an active participant in the standards body of the Infrared Data Association ("IrDA"), which establishes the hardware and software protocols for such products. Novalog believes its products have advantages in terms of power consumption, dynamic range, size and economics as compared to the products of its competitors. As of September 1997, Novalog has shipped nearly one and one-half million of its packaged ICs to manufacturers servicing the IrDA marketplace and, although there can be no assurance, management anticipates growing demand for such products. In fiscal 1997, Novalog accounted for approximately 6% of the Company's revenues.

MicroSensors, Inc.
------------------

  MSI was formed to develop and sell proprietary micromachined sensors and related electronics. Micromachining involves the use of semiconductor manufacturing processes to build electromechanical devices with feature sizes measured in microns or fractions thereof. As prices have declined for micromachined devices, such solid-state units have migrated from initial aerospace and military applications to automotive, industrial process-control and medical applications. SRI Consulting (Menlo Park, CA) has reported that some observers expect sensors built in this manner to eventually replace virtually all electromechanical sensors, creating a market of several billion dollars annually. MSI has received a U.S. government contract for development of a proprietary micro gyro with projected performance features heretofore achievable only at much higher cost. Effective October 1997, MSI has negotiated its first commercial contract and has commenced development of a multi-channel readout chip pursuant to that contract, however, MSI did not generate any revenues in fiscal 1997. MSI believes, although there can be no assurance, that these contracts have positioned MSI to effectively compete in this emerging marketplace.

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

  The Company has funded its research and development activities primarily through contracts with the federal government and with funds from the Company's public and private stock and bond offerings.

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

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ON FINANCIAL STATEMENT SCHEDULES



To the Board of Directors of
Irvine Sensors Corporation

Our audits of the consolidated financial statements referred to in our report dated December 16, 1997 appearing on page 18 of the 1997 Annual Report to Shareholders of Irvine Sensors Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also include an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




/s/ PRICE WATERHOUSE LLP
PRICE WATERHOUSE LLP


Costa Mesa, California
December 16, 1997

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        IRVINE SENSORS CORPORATION
                                        ---------------------------
                                        (Registrant)


Date: March 17, 1998                    By: /s/ JOHN J. STUART, JR.
                                        ---------------------------
                                        John J. Stuart, Jr.
                                        Chief Financial Officer
                                        (Principal Accounting Officer)

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
