Form 10-Q/A
period 1997-12-28
IRVINE SENSORS CORP/DE/
filed 1998-03-18
CIK 357108

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

                           IRVINE SENSORS CORPORATION
                                 BALANCE SHEET

                                                   December 28,    September 28,
                                                           1997             1997
                                                  -------------   --------------
Assets
Current Assets:
 Cash                                             $  1,489,000     $  1,639,300
 Accounts receivable, net of allowances
   of $10,000                                        1,299,800        1,237,700
 Inventory                                           2,685,400        2,577,300
 Prepaid expenses                                      128,500        1,182,900
                                                  ------------     ------------
  Total current assets                               5,602,700        6,637,200
                                                  ------------     ------------

Equipment, furniture and fixtures, net               2,406,700        2,775,800
Other assets                                            35,500           36,300
                                                  ------------     ------------
                                                  $  8,044,900     $  9,449,300
                                                  ============     ============

Liabilities and Shareholders' Equity
Current Liabilities:
 Accounts payable                                 $  2,674,800     $  4,370,800
 Accrued expenses                                      671,700          684,700
 Deferred revenues                                           -          106,100
 Notes payable and current portion of
   long term debt                                    1,011,100        2,234,000
                                                  ------------     ------------
  Total current liabilities                          4,357,600        7,395,600
                                                  ------------     ------------

Long term debt                                          93,200          593,200
Deferred royalties payable - affiliated
  company                                              624,500          613,800
Commitment to employee retirement plan                 113,000                -

Convertible subordinated debentures                          -          250,000
                                                  ------------     ------------
Minority interest in subsidiary                      3,360,000        3,418,100
                                                  ------------     ------------
Preferred stock of consolidated subsidiary             118,500          118,500
                                                  ------------     ------------

Shareholders' Equity:
Preferred stock, $0.01 par value, 500,000
  shares authorized:
  8,785 shares Series B Convertible
    Cumulative Preferred issued and
    outstanding; aggregate liquidation
    preference of $238,500                                  50               50
  4,974 shares Series C Convertible
    Cumulative Preferred issued and
    outstanding; aggregate liquidation
    preference of $264,100                                  50               50
  13,000, and no shares Series D Convertible
  Preferred issued and outstanding                         100                -
Common Stock, $0.01 par value, 40,000,000
  shares authorized:
  22,490,800 and 21,541,300 shares
    issued and outstanding                             224,900          215,400
Common Stock warrants, 239,200, and 239,200
  issued and outstanding                                     -                -
Paid-in capital                                     48,549,100       46,424,100
Accumulated deficit                                (49,396,100)     (49,579,500)
                                                  ------------     ------------
  Total shareholders' equity                          (621,900)      (2,939,900)
                                                  ------------     ------------
                                                  $  8,044,900     $  9,449,300
                                                  ============     ============

    See Accompanying Condensed Notes to Consolidated Financial Statements.

                          IRVINE SENSORS CORPORATION
                     CONSOLIDATED STATEMENT OF OPERATIONS

                                                         13 Weeks Ended
                                                  ----------------------------
                                                  December 28,    December 29,
                                                          1997            1996
                                                  ------------    ------------

Revenues - Contract research & development         $ 1,449,500     $ 2,611,100
Product Sales                                          718,400       1,064,000
                                                   -----------     -----------
 Total revenues                                      2,167,900       3,675,100

Costs and expenses:
 Cost of contract revenues                           1,387,900       1,798,100
 Cost of product sales                                 941,500       2,039,700
 General and administrative                            692,800         852,900
 Research and development                              138,700         431,700
                                                   -----------     -----------
                                                     3,160,900       5,122,400
                                                   -----------     -----------

Loss from operations                                  (993,000)     (1,447,300)

 Interest expense                                      (75,100)       (126,900)
 Interest income                                         5,700           2,900
                                                   -----------     -----------
Loss before minority interest
 and income taxes                                   (1,062,400)     (1,571,300)

Minority interest in loss of subsidiary                (99,900)        (50,400)

Provision for income taxes                                 200             200
                                                   -----------     -----------

Loss before extraordinary item                        (962,700)     (1,521,100)
                                                   -----------     -----------

Extraordinary item - debt extinguishment             1,146,100               -
                                                   -----------     -----------

Net income (loss)                                  $   183,400     $(1,521,100)
                                                   ===========     ===========

Basic and Diluted Earnings Per Share :

 Loss before extraordinary item                    $     (0.04)    $     (0.08)
                                                   -----------     -----------

 Extraordinary item                                $      0.05     $         -
                                                   -----------     -----------

 Net income (loss)                                 $      0.01     $     (0.08)
                                                   ===========     ===========

Weighted average number of shares outstanding       21,900,200      19,313,400
                                                   ===========     ===========

    See Accompanying Condensed Notes to Consolidated Financial Statements.

                          IRVINE SENSORS CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                         13 Weeks Ended
                                                     ------------------------------------------------------
                                                           December 28,                  December 29,
                                                               1997                          1996
                                                     ------------------------      ------------------------
Cash flows from operating activities:
 Cash received from customers                        $ 1,999,000                   $ 2,526,800
 Cash paid to suppliers and employees                 (2,261,400)                   (3,678,600)
 Interest received                                         5,700                         2,900
 Interest paid                                           (75,100)                      (80,100)
 Income taxes paid                                          (200)                         (200)
                                                     -----------                   -----------
  Net cash used in operating activities                           $  (332,000)                  $(1,229,200)

Cash flows from investing activities:
 Equipment disposal                                       37,800                             -
 Capital facilities and equipment expenditures           (17,800)                     (451,300)
                                                     -----------                   -----------
  Net cash used in investing activities                                20,000                      (451,300)

Cash flows from financing activities:
 Proceeds from issuance of preferred shares            1,122,900                             -
 Common stock issued for services                        261,700                             -
 Principal payments under notes payable
  and capital lease obligations                       (1,222,900)                      (21,500)
 Proceeds from issuance of minority
  interest in subsidiary                                       -                     1,482,600
                                                     -----------                   -----------
  Net cash provided by financing activities                           161,700                     1,461,100
                                                                  -----------                   -----------

Net decrease in cash and cash equivalents                            (150,300)                     (219,400)
Cash and cash equivalents at beginning of period                    1,639,300                     1,954,000
                                                                  -----------                   -----------
Cash and cash equivalents at end of period                        $ 1,489,000                   $ 1,734,600
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

PROFORMA CONSOLIDATED BALANCE SHEET

                                                                                  Pro Forma adjustments
                                                           Pro Forma    -----------------------------------------
                                                             Results      (1)         (2)        (3)        (4)         Historical
                                                        December 28,     Note 7      Note 7     Note 7     Note 7     December 28,
                                                                1997    Para. 1     Para. 2    Para. 3    Para. 4             1997
                                                        ------------                                                  ------------
  Assets

  Current assets:
    Cash and cash equivalents                           $  3,992,900    2,156,900   222,000    125,000                $  1,489,000
    Accounts receivable, net                               1,299,800                                                     1,299,800
    Inventory                                              2,685,400                                                     2,685,400
    Prepaid expenses                                         515,500                                       387,000         128,500
                                                        ------------                                                  ------------
       Total current assets                                8,493,600                                                     5,602,700
                                                        ------------                                                  ------------

  Equipment, furniture and fixtures, net                   2,406,700                                                     2,406,700

  Other assets                                                35,500                                                        35,500
                                                        ------------                                                  ------------
                                                        $ 10,935,800                                                  $  8,044,900
                                                        ============                                                  ============

  Liabilities and shareholders' equity

  Current liabilities:
    Accounts payable                                    $  2,674,800                                                  $  2,674,800
    Accrued expenses                                         671,700                                                       671,700
    Notes payable and current portion of L/T debt          1,011,100                                                     1,011,100
                                                        ------------                                                  ------------
       Total current liabilities                           4,357,600                                                     4,357,600

  Commitment to employee retirement plan                          -                                                             -
                                                        ------------                                                  ------------
  Long-term debt                                              93,200                                                        93,200
                                                        ------------                                                  ------------
  Deferred royalties payable - affiliated company            624,500                                                       624,500
                                                        ------------                                                  ------------
  Preferred stock of consolidated                            118,500                                                       118,500
                                                        ------------                                                  ------------
  Commitment to employee retirement                                -                                      (113,000)        113,000
                                                        ------------                                                  ------------
  Minority interest in consolidated subsidiary             3,360,000                                                     3,360,000
                                                        ------------                                                  ------------
  Shareholders' equity:
    Preferred stock, $0.01 par value, 500,000
     shares authorized;
      8,785 shares Series B Convertible Cumulative
        Preferred issued and outstanding; aggregate
        liquidation preference of $238,500                        50                                                            50
      4,974 shares Series C Convertible Cumulative
        Preferred issued and outstanding; aggregate
        liquidation preference of $264,100                        50                                                            50
     37,750 and 13,000 series D Convertible
        Preferred issued and outstanding                         400          300                                              100
    Common stock, $0.01 par value, 40,000,000
     shares authorized;
      21,541,300 and 18,710,000 shares issued
      and outstanding                                        231,900                  2,200      1,300       3,500         224,900
    Common stock warrants and unit warrants;
      319,200 outstanding                                          -                                                             -
    Paid-in capital                                       51,545,700    2,156,600   219,800    123,700     496,500      48,549,100
    Accumulated deficit                                  (49,396,100)                                                  (49,396,100)
                                                        ------------                                                  ------------
       Total shareholders' equity                          2,382,000                                                      (621,900)
                                                        ------------                                                  ------------
                                                        $ 10.935,800                                                  $  8,044,900
                                                        ============                                                  ============

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

Cost of Revenues

   Cost of revenues as a percentage of revenues increased from 104 percent for the first quarter of fiscal 1997 to 107 percent for fiscal 1998. On an adjusted basis to exclude the Vermont location in both years, cost of revenues in the first quarter of fiscal 1998 was 99 percent compared to 71 percent in the year earlier quarter. The increase was primarily due to the fact that the gross margins at Novalog were less than anticipated due to phase out of old product lines such as the Company's SIRComm infrared device first introduced in 1995, and Baybeamer model products and introductory costs associated with newer version products.

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

The Year 2000

   The Year 2000 Issue is the result of computer programs using two digits rather than four to define the applicable year. The Company's programs that have time-sensitive software may recognize a date using "00" as the calendar year 1900 rather than the calendar year 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

   As a result of an ongoing review of its internal computer systems to identify the systems that could be affected by the Year 2000 issue the Company presently believes that the only potential system that may be affected is a licensed product which is covered by vendor support. The vendor has communicated to all of its customers that they are working on this issue and will supply appropriate modifications in a timely manner. The Company therefore believes that the Year 2000 issue will have minimal or no impact on the Company.

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

            Exhibit 10.26.  License Agreement

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


                                           Irvine Sensors Corporation
                                     --------------------------------------
                                                 (Registrant)


Date: March 17, 1998                 By:     /s/ John J. Stuart, Jr.
                                     --------------------------------------
                                     John J. Stuart, Jr.
                                     Chief Financial Officer
                                     (Principal Accounting Officer)