Form 10-Q
period 1998-03-29
IRVINE SENSORS CORP/DE/
filed 1998-04-16
CIK 357108

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

     [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 29, 1998

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

                            Yes  [X]        No  [_]

As of March 29, 1998 there were 23,171,100 shares of Common Stock outstanding.

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

                          IRVINE SENSORS CORPORATION
                                 BALANCE SHEET

                                                     March 29,     September 29,
                                                       1998            1997
                                                   ------------    -------------
Assets
------
Current assets:
 Cash and cash equivalents                         $    753,500    $  1,639,300
 Accounts receivable, net of allowances of
   $10,000                                            2,785,600       1,237,700
 Inventory                                            2,695,500       2,577,300
 Prepaid expenses                                       388,100       1,182,900
                                                   ------------    ------------
   Total current assets                               6,622,700       6,637,200
                                                   ------------    ------------
Equipment, furniture and fixtures, net                2,231,100       2,775,800
Other assets                                             32,100          36,300
                                                   ------------    ------------
                                                   $  8,885,900    $  9,449,300
                                                   ============    ============

Liabilities and shareholders' equity (deficit)
----------------------------------------------
Current liabilities:
 Accounts payable                                  $  1,373,900    $  4,370,800
 Accrued expenses                                       538,500         684,700
 Deferred revenues                                            -         106,100
 Notes payable and current portion of long-term
   debt                                                 506,600       2,234,000
                                                   ------------    ------------
   Total current liabilities                          2,419,000       7,395,600
                                                   ------------    ------------
Long-term debt                                                -         593,200
                                                   ------------    ------------
Deferred royalties payable - affiliated company         626,200         613,800
                                                   ------------    ------------
8% Convertible subordinated debentures                        -         250,000
                                                   ------------    ------------
Minority interest in consolidated subsidiary          3,252,100       3,418,100
                                                   ------------    ------------
Preferred stock of consolidated subsidiary              118,500         118,500
                                                   ------------    ------------
Shareholders' equity (deficit):

 Preferred stock, $0.01 par value, 500,000 shares
   authorized;
   8,785 shares Series B Convertible Cumulative
    Preferred issued and outstanding; aggregate
    liquidation preference of $238,500                       50              50
   4,974 shares Series C Convertible Cumulative
    Preferred issued and outstanding; aggregate
    liquidation preference of $264,100                       50              50
   37,750 and no shares Series D Convertible
    Preferred issued and outstanding                        400               -
 Common stock, $0.01 par value, 40,000,000 shares
   authorized;
   23,171,100 and 21,541,300 shares issued and          231,700         215,400
    outstanding
 Common stock warrants and unit warrants; 118,000
  and 340,000 outstanding                                     -               -
 Paid-in capital                                     51,620,000      46,424,100
 Accumulated deficit                                (49,382,100)    (49,579,500)
                                                   ------------    ------------
   Total shareholders' equity (deficit)               2,470,100      (2,939,900)
                                                   ------------    ------------
                                                   $  8,885,900    $  9,449,300
                                                   ============    ============

See Accompanying Condensed Notes to Consolidated Financial Statements.

                          IRVINE SENSORS CORPORATION
                     CONSOLIDATED STATEMENT OF OPERATIONS

                                                       13 Weeks Ended                26 Weeks Ended
                                            -------------------------    --------------------------
                                             March 29,      March 30,      March 29,      March 30,
                                                  1998           1997           1998           1997
                                            ----------    -----------    -----------    -----------

Revenues:
Contract research & development             $1,996,700    $   650,300    $ 3,446,200    $ 3,261,400
Product sales                                  536,600      2,604,000      1,255,000      3,668,000
                                            ----------    -----------    -----------    -----------
Total revenues                               2,533,300      3,254,300      4,701,200      6,929,400

Cost and expenses:
  Cost of contract revenues                  1,659,200        682,300      3,047,100      2,480,400
  Cost of product sales                        236,700      3,930,000      1,178,200      5,969,700
  General & administrative                     651,200        880,600      1,344,000      1,733,500
  Research and development                      63,400        480,200        202,100        911,900
                                            ----------    -----------    -----------    -----------
                                             2,610,500      5,973,100      5,771,400     11,095,500
                                            ----------    -----------    -----------    -----------

Loss from operations                           (77,200)    (2,718,800)    (1,070,200)    (4,166,100)

  Interest expense                             (23,900)       (98,500)       (99,000)      (225,400)
  Interest income                                3,300         13,400          9,000         16,300
                                            ----------    -----------    -----------    -----------
Loss before minority interest
  and income taxes                             (97,800)    (2,803,900)    (1,160,200)    (4,375,200)

Minority interest in loss of subsidiary       (114,200)       (72,900)      (214,100)      (123,300)

Provision for income taxes                       2,400          1,600          2,600          1,800
                                            ----------    -----------    -----------    -----------

Income (loss) before extraordinary item         14,000     (2,732,600)      (948,700)    (4,253,700)

Extraordinary item - debt extinguishment             -              -      1,146,100              -
                                            ----------    -----------    -----------    -----------

Net income (loss)                           $   14,000    $(2,732,600)   $   197,400    $(4,253,700)
                                            ==========    ===========    ===========    ===========

Basic and Diluted Earnings Per Share:

  Loss before extraordinary item            $        -    $     (0.13)   $     (0.04)   $     (0.21)
                                            ----------    -----------    -----------    -----------

  Extraordinary item                        $        -    $         -    $      0.05    $         -
                                            ----------    -----------    -----------    -----------

  Net income (loss)                         $        -    $     (0.13)   $      0.01    $     (0.21)
                                            ==========    ===========    ===========    ===========

Weighted average number
  of shares outstanding                     22,935,300     20,506,700     22,417,700     19,916,700
                                            ==========    ===========    ===========    ===========

    See Accompanying Condensed Notes to Consolidated Financial Statements.

                          IRVINE SENSORS CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                            26 Weeks Ended
                                                      -------------------------
                                                       March 29,     March 30,
                                                         1998          1997
                                                      -----------   -----------
Cash flows from operating activities:
  Cash received from customers                        $ 3,153,300   $ 7,490,600
  Cash paid to suppliers and employees                 (5,967,900)   (8,311,500)
  Interest received                                         9,000        16,300
  Interest paid                                           (99,000)     (261,200)
  Income taxes paid                                        (2,600)       (1,800)
                                                      -----------   -----------
   Net cash used in operating activities              $(2,907,200)  $(1,067,600)

Cash flows from investing activities:
  Equipment disposal                                       37,800             -
  Capital facilities and equipment expenditures          (158,400)     (761,800)
                                                      -----------   -----------
   Net cash used in investing activities                 (120,600)     (761,800)
Cash flows from financing activities:
  Proceeds from issuance of preferred shares            4,200,900             -
  Common stock issued for services                        261,700             -
  Principal payments under notes payable
   and capital lease obligations                       (2,320,600)      (40,700)
  Proceeds from issuance of minority
   interest in subsidiary                                       -     1,482,600
                                                      -----------   -----------
   Net cash provided by financing activities            2,142,000     1,441,900
                                                      -----------   -----------

Net decrease in cash and cash equivalents                (885,800)     (387,500)
Cash and cash equivalents at beginning of period        1,639,300     1,954,000
                                                      -----------   -----------
Cash and cash equivalents at end of period            $   753,500   $ 1,566,500
                                                      ===========   ===========

Reconciliation of net income (loss) to net cash
 used in operating activities:
Net income (loss)                                     $   197,400   $(4,253,700)
Adjustments to reconcile net income (loss) to
  net cash used in operating activities:
  Depreciation and amortization                       $   665,300   $ 1,558,800
  Common stock issued to employee retirement plan         500,000       219,000
  Minority interest in loss of subsidiary                (166,000)     (123,300)
  (Increase) decrease in accounts receivable           (1,547,900)      561,200
  (Increase) in inventory                                (118,200)     (384,300)
  Decrease in prepaid expenses and other assets           799,000       127,300
  Increase (decrease) in accounts payable
   and accrued expenses                                (3,143,100)    1,009,300
  (Decrease) increase in deferred revenues               (106,100)      278,100
  (Decrease) in accrued rent                                    -      (183,300)
  Increase in royalties accrued - affiliated company       12,400       123,300
                                                      -----------   -----------
   Total adjustments                                   (3,104,600)    3,186,100
                                                      -----------   -----------
Net cash used in operating activities                 $(2,907,200)  $(1,067,600)
                                                      ===========   ===========

Noncash investing and financing activities:
  Principal payment of note payable by
   issuance of common stock                           $   500,000   $         -
                                                      ===========   ===========
  Conversion of debentures to common stock            $   250,000   $ 2,850,000
                                                      ===========   ===========
  Common stock issued to employee retirement plan     $   500,000   $   219,000
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

   The consolidated financial information as of March 29, 1998 and March 30, 1997 included herein is unaudited but includes all normal recurring adjustments which, in the opinion of management of the Company, are necessary to present fairly the consolidated financial position of the Company at March 29, 1998, the results of its operations for the 26 week periods ended March 29, 1998 and March 30, 1997 and its cash flows for the 26 week periods ended March 29, 1998 and March 30, 1997. Certain reclassifications have been made to prior year's financial statements to conform to the current year presentation.

   The consolidated financial statements include the accounts of Irvine Sensors Corporation and its subsidiaries, Carson Alexiou Corporation ("CAC"), Novalog, Inc. ("Novalog"), MicroSensors, Inc. ("MSI"), 3D Microelectronics, Inc. and 3D Microsystems, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

Note 2 - Convertible Subordinated Debentures

   In fiscal 1998, the Company, forced conversion of the remaining $250,000 of outstanding 8% Convertible Subordinated Debentures into 100,000 shares of the Company's common stock. In May 1996, the Company had registered 2,997,000 shares which the Company then believed would be sufficient to cover the conversion of all $11.1 million of the 8% Convertible Subordinated Debentures, which had been issued in February and March 1996. However, due to the decline in the price of the Company's common stock, the number of shares issued upon conversion of all the Debentures, including the aforementioned 100,000 shares, exceeded the number of shares previously registered. In January 1998, the Company filed a registration statement which included the resale of 1,114,810 unregistered shares issued upon conversion of the 1996 Debentures. This registration was declared effective by the Securities and Exchange Commission in April 1998.

3 - Bank Loan

   During the three month period ended December 28, 1997, the Company entered into a Forbearance Agreement with the Company's lending Bank to redefine the repayment terms of the note payable, following the sale of the related collateral. Under the new terms of the loan, the Company paid $1,229,900 of the principal balance, and an additional $500,000 was satisfied by issuing 550,000 shares of common stock to the lender. These shares have been included in the April 1998 registration statement referred to in Note 2.

Note 4 - Related Party Transactions

   In April 1980, the Company entered into an agreement with R&D Leasing Ltd.,
(RDL), a limited partnership in which the Company's Chairman and a Senior Vice President are general partners with beneficial interests, to design an electronic circuit, to develop certain fabrication processes and to build equipment for testing electronic integrated circuits. In connection with the development of the electronic test equipment under the RDL agreement, certain other proprietary fabrication processes were developed to which RDL retained ownership. Upon the occurrence of certain specified events, such as the use of patented fabrication processes in connection with contracts, the agreement with RDL provides that the Company will pay RDL a royalty fee based on a percentage of revenues from sales of the basic devices using the processes created during the development of this equipment. As of March 29, 1998 the Company had accrued $626,200 in deferred royalties payable to RDL.

Note 5 - Series D Convertible Preferred Units

     As referred to in the Company's Annual Report on Form 10-K for fiscal 1997 (see "Management's Discussion of Liquidity, Capital Resources and Impact of Changing Prices"), the Company began the sale of Series D Convertible Preferred Stock Units in a private placement to certain accredited investors in December 1997 and continued to accept subscriptions thereto through January 2, 1998, at which time, the Company sold an additional 24,750 Units. The Company has issued an aggregate of 37,750 Units at a price of $100.00 per Unit and the net proceeds of $3,249,400 from the sale of these securities have been added to the Company's general funds.

   The Series D Convertible Preferred Stock Units consist of one share of Convertible Preferred Stock, plus one five-year Warrant to purchase one share of common stock of Novalog, Inc., a subsidiary of the Company and, one five-year Warrant to purchase one share of common stock of Microsensors Inc., a wholly-owned subsidiary of the Company. Each share of Convertible Preferred Stock is convertible into common stock of the Company at the rate of 100 shares of Common for each share of Preferred D, subject to adjustment for stock splits, reverse stock splits and other similar recapitalization events. The Preferred D shares have no voting rights, except as required by law, and bear no dividends. The common shares underlying the Preferred D shares have been included in the April 1998 registration statement referred to in Note 2.

   In January 1998, a warrantholder exercised outstanding warrants to purchase 222,000 shares of Common Stock at a price of $1.00 per share. The proceeds from this warrant exercise have been added to the Company's general funds. These shares have been included in the April 1998 registration statement referred to in Note 2.

   In January 1998, the Company sold 125,000 Common Stock Units to investors in a private placement. Each Unit consists of one share of Common Stock of the Company, plus one five-year Warrant to purchase one share of common stock of Novalog, Inc., a subsidiary of the Company and one five-year Warrant to purchase one share of common stock of Microsensors Inc., a wholly-owned subsidiary of the Company. The proceeds of $125,000 from these transactions were added to the Company's general funds. These shares have been included in the April 1998 registration statement referred to in Note 2.

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

Results of Operations

Revenues

   The Company achieved revenues of $2,533,300 in the second quarter of fiscal 1998 and $4,701,200 for the 26 week period ended March 29, 1998, compared to $3,254,300 and $6,929,400 respectively, in the prior fiscal year. Second quarter revenues this fiscal year reflect a threefold improvement in Contract R&D revenues compared to the second quarter last fiscal year. The improvement of $1,346,400 is primarily attributable to an improved funded backlog position and revenues generated from delivery of intellectual property rights licensed to Advanced Technology Products, LLC. which relates to the Company's E Film products. The decline in product revenues of more than $2 million in both the 13 and 26 week periods this fiscal year compared to similar periods last year are primarily attributable to reduced demand for memory cube products which were produced at the now closed Vermont facility. The Company's Novalog, Inc. subsidiary reported an increase in revenues of 50 percent over last year's 26 week period although still feeling the effects of the Asian market disruption. The Microsensors, Inc. subsidiary which began operations at the start of the fiscal year, derived additional revenues in the second fiscal quarter from its first development contract, and anticipates delivering its first products in the second half of 1998.

Cost of Revenues

   Cost of contract R&D revenues as a percentage of revenues decreased from 105 percent in the second quarter of fiscal 1997 to 83 percent in the second quarter of fiscal 1998. For the 26 week periods, fiscal 1998 shows an increase of 12 percentage points over the comparable fiscal 1997 period, due primarily to the mix of contracts. Cost of product sales in the 26 week period at 94 percent of product sales was 69 percentage points lower than the comparable period last year. This substantial reduction is attributable primarily to the elimination of the high production costs the Company had experienced in fiscal 1997 at the Vermont location which is now closed.


General and Administrative

   In the second quarter of fiscal 1998, General and Administrative expense (G&A) was reduced by $229,400 and for the 26 week period, a reduction of $389,500 was achieved compared to the respective period in the prior fiscal year. These decreases reflect cost reductions first put in place in mid-fiscal 1997 and continuing into fiscal 1998 as management restructures the Company to achieve maximum efficiency.

Research and Development

   The Company has decreased its expenditure in research and development by $709,800 during the 26 week period of fiscal 1998. Approximately one-third of this reduction is attributable to the Vermont closing. There have been similar reductions of research and development expenditures in Costa Mesa and the subsidiaries operations. The Company has focused on obtaining customer funding for portions of these costs to the extent such arrangements would not jeopardize the Company's patent potentials.

Interest Expense/Interest Income

   Interest expense in the second quarter of fiscal 1998 decreased $74,600 from the corresponding period of last fiscal year resulting from the reduction of the bank loan and conversion of the remaining 8% Convertible Preferred Debentures.

Liquidity and Capital Resources

   At March 29, 1998, the Company had cash and cash equivalents of $753,500, working capital of $4,203,700 and a current ratio of 2.7 to 1. Of major significance, in the six month period from September 29,1997 (Fiscal year end), the Company has eliminated its Long Term Debt and has reduced the current notes payable from over $2 million to only one-half million at March 29, 1998. During the six month period the Company obtained additional equity funding and debt to equity conversions aggregating approximately $4.4 million and anticipates, although there can be no assurances, that the existing working capital and its projected operating results will be sufficient to meet its cash requirements for the immediate future and for the growth of its subsidiary businesses.

   At March 29,1998, the Company's funded backlog was approximately $2.1 million compared to $6.6 million at March 30, 1997 which included approximately $5.0 of product orders to be shipped from the Vermont facility.

   In October 1997, the Company executed a Forbearance Agreement with its lending bank whereby the Company agreed to accelerate repayment of the Note Payable to the bank. The current portion of the debt was reduced by $1,026,900 received from the sale of the assets in October 1997. The Company also agreed, among other requirements, to reduce the principal balance by payments of $250,000 in each of the calendar quarters ending December 1997 and March 1998 and thereafter to reduce the remaining balance by a minimum of $200,000 quarterly. Execution of the Forbearance Agreement also resulted in a waiver of the Company's financial covenants defaults and an amendment to the loan agreement eliminating such financial covenants on a prospective basis. In connection therewith the Company pledged as collateral one million shares of Novalog, Inc. common stock held by the Company. The Company also paid down $500,000 of the Note with 550,000 shares of its stock and under the terms of the agreement, dependent on the market price of the shares when sold, the Company could receive a refund if the proceeds from the sale exceeds $500,000.

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

                               OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

   None.

Item 2.  Changes in Securities
         ---------------------

   In January 1998, the Company issued in a private placement an aggregate of 24,750 Preferred Stock Units, each Unit consisting of one share of Convertible Series D Preferred Stock of the Company, one Warrant to purchase one share of Novalog, Inc. Common Stock and one Warrant to purchase one share of Microsensors, Inc. Common Stock (the "units"). Each share of Series D Preferred Stock is convertible into 100 shares of the Company's Common Stock, at any time, at the option of the holder. Each of the Novalog and Microsensors Warrants are exercisable for five years, at an exercise price of $1.00 per share.

   The Units were sold at a price of $100 per Unit and were issued to 21 accredited investors, of which 13 are individuals or entities located outside the United States. The investors are as follows:

   Bronia Gmbh
   Terivian Enterprises
   Faisal Finance (Switzerland) S.A.
   BFC Banque Financiere de la Cite
   Nutley Investments
   Cresta Limited
   Felcom Capital Corporation
   Xavier Roland
   Bergmont Limited
   Bruce Bailey
   The Eide Family Trust
   Claude Eyraud
   Paddington Investments, Inc.
   Tatkit Nominees
   Lorenzo Delco
   Meadowland Limited
   Charles B. Krusen
   Andrew Olear II
   The Stuart Family Trust
   The Alexiou Family Trust
   The David & Madeleine Pinto Trust

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

Item 4.  Submission of Matters to a Vote of Security Holders
         ------------------------------------------------------

    The Company's annual meeting of stockholders was held on February 27, 1998 pursuant to notice duly given to all stockholders on the record date of December 29, 1997. Proxies for the meeting were solicited pursuant to Regulation 14 of the Securities Exchange Act of 1934.

    The stockholders approved an amendment to the Company's 1995 Stock Option Plan to increase the number of shares of Common Stock subject to options under the plan to an aggregate of 1,650,000 There were 16,779,626 votes in favor of the proposal, 1,586,063 negative votes, 189,197 abstentions and 1,172,051 broker non-votes.

   The stockholders approved an amendment to the Company's 1995 Stock Option Plan to give the Board discretion to increase the period during which non-statutory options may be exercised following the optionee's termination for reasons other than death or disability. There were 17,250,191 votes in favor of the proposal, 1,470,565 negative votes, 406,854 abstentions and 599,327 broker non-votes.



    The stockholders also ratified a proposal appointing Price Waterhouse LLP to continue as the Company's independent accountants for the fiscal year 1998. There were 19,425,828 votes in favor of the proposal, 212,009 negative votes, 90,450 abstentions and no broker non-votes.

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



                                         Irvine Sensors Corporation
                                   --------------------------------------
                                            (Registrant)



Date: April 16, 1998               By:     /s/ John J. Stuart, Jr.
                                   --------------------------------------
                                   John J. Stuart, Jr.
                                   Chief Financial Officer
                                   (Principal Accounting Officer)