Form 10-Q
period 1998-06-28
IRVINE SENSORS CORP/DE/
filed 1998-08-12
CIK 357108

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
  (Mark One)

  [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
  ---
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 28, 1998

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

                             Yes  X        No_____
                                -----

As of June 28, 1998 there were 27,119,300 shares of Common Stock outstanding.

                        PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
         --------------------
                          IRVINE SENSORS CORPORATION
                                 BALANCE SHEET

                                                                                  June 28,            September 29,
                                                                                    1998                   1997
                                                                             ------------------     ------------------
     ASSETS
     ------
     Current assets:
      Cash and cash equivalents                                              $          787,800     $        1,639,300
      Accounts receivable, net of allowances of $10,000                               2,787,300              1,237,700
      Inventory                                                                       3,363,900              2,577,300
      Prepaid expenses                                                                  509,300              1,182,900
                                                                             ------------------     ------------------
        Total current assets                                                          7,448,300              6,637,200
                                                                             ------------------     ------------------
     Equipment, furniture and fixtures, net                                           2,127,900              2,775,800
     Other assets                                                                        31,900                 36,300
                                                                             ------------------     ------------------
                                                                             $        9,608,100     $        9,449,300
                                                                             ==================     ==================
     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
     ----------------------------------------------
     Current liabilities:
      Accounts payable                                                       $        1,304,400     $        4,370,800
      Accrued expenses                                                                  492,300                684,700
      Deferred revenues                                                                      -                 106,100
      Notes payable and current portion of long-term debt                                    -               2,234,000
                                                                             ------------------     ------------------
        Total current liabilities                                                     1,796,700              7,395,600
                                                                             ------------------     ------------------
     Long-term debt                                                                          -                 593,200
                                                                             ------------------     ------------------
     Deferred royalties payable - affiliated company                                    626,200                613,800
                                                                             ------------------     ------------------
     8% Convertible subordinated debentures                                                  -                 250,000
                                                                             ------------------     ------------------
     Minority interest in consolidated subsidiary                                     3,141,700              3,418,100
                                                                             ------------------     ------------------
     Preferred stock of consolidated subsidiary                                         118,500                118,500
                                                                             ------------------     ------------------
     Shareholders' equity (deficit):
      Preferred stock, $0.01 par value, 500,000 shares
       authorized;
       6,971 shares Series B Convertible Cumulative
        Preferred issued and outstanding; aggregate liquidation
        preference of $198,700                                                               50                     50
       3,970 shares Series C Convertible Cumulative
        Preferred issued and outstanding; aggregate liquidation
        preference of $214,400                                                               50                     50
       7,400 and no shares Series D Convertible Preferred
        Issued and outstanding                                                              100                      -
      Common stock, $0.01 par value, 40,000,000 shares
       authorized;
       27,119,300 and 21,541,300 shares issued and outstanding                          271,200                215,400
      Common stock warrants and unit warrants;  162,000 and                                   -                      -
       340,000 outstanding
      Paid-in capital                                                                52,593,300             46,424,100
      Accumulated deficit                                                           (48,939,700)           (49,579,500)
                                                                             ------------------     ------------------
       Total shareholders' equity (deficit)                                           3,925,000             (2,939,900)
                                                                             ------------------     ------------------
                                                                             $        9,608,100     $        9,449,300
                                                                             ==================     ==================

See Accompanying Condensed Notes to Consolidated Financial Statements.

                          IRVINE SENSORS CORPORATION
                     CONSOLIDATED STATEMENT OF OPERATIONS

                                                        13 Weeks Ended                          39 Weeks Ended
                                             ----------------------------------      ----------------------------------
                                                 June 28,            June 29,            June 28,         June 29,
                                                     1998                1997                1998             1997
                                             --------------      --------------      --------------      --------------
Revenues
Contract research & development              $    1,828,000      $    1,408,300      $    5,074,200      $    4,669,700
Product sales                                       373,500           2,316,300           1,628,500           5,984,300
Other                                               200,000                   -             400,000                   -
                                             --------------      --------------      --------------      --------------
Total revenues                                    2,401,500           3,724,600           7,102,700          10,654,000

Cost and expenses
  Cost of contract  revenues                      1,349,900           1,056,700           4,397,000           2,746,500
  Cost of product sales                             706,400           3,608,700           1,884,600          10,369,000
  General & administrative                          753,800             708,100           2,097,800           2,441,600
  Research and development                          169,800             476,900             371,900           1,388,800
                                             --------------      --------------      --------------      --------------
                                                  2,979,900           5,850,400           8,751,300          16,945,900
                                             --------------      --------------      --------------      --------------

Loss from operations                               (578,400)         (2,125,800)         (1,648,600)         (6,291,900)

  Interest expense                                  (13,900)            (88,300)           (112,900)           (313,700)
  Interest income                                     2,300               9,200              11,300              25,500
                                             --------------      --------------      --------------      --------------
Loss before minority interest
  and income taxes                                 (590,000)         (2,204,900)         (1,750,200)         (6,580,100)

Minority interest in loss of subsidiary            (110,700)            (51,000)           (324,800)           (174,300)

Provision for income  taxes                               -                 800               2,600               2,600
                                             --------------      --------------      --------------      --------------

Income (loss) before extraordinary item            (479,300)         (2,154,700)         (1,428,000)         (6,408,400)


Extraordinary item - debt extinguishment            921,700                   -           2,067,800                   -
                                             --------------      --------------      --------------      --------------

Net income (loss)                            $      442,400      $   (2,154,700)     $      639,800      $   (6,408,400)
                                             ==============      ==============      ==============      ==============

Basic and Diluted Earnings Per Share

  Loss before extraordinary item             $        (0.03)     $        (0.10)     $        (0.06)     $        (0.32)
                                             --------------      --------------      --------------      --------------

  Extraordinary item                         $         0.04      $            -      $         0.09      $            -
                                             --------------      --------------      --------------      --------------

  Net income (loss)                          $         0.01      $        (0.10)     $         0.03      $        (0.32)
                                             ==============      ==============      ==============      ==============

Weighted average number
  of shares outstanding                          24,967,700          21,013,600          23,306,600          20,287,900
                                             ==============      ==============      ==============      ==============

    See Accompanying Condensed Notes to Consolidated Financial Statements.

                          IRVINE SENSORS CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                    39 Weeks Ended
                                                                                ---------------------------------------------------
                                                                                     June  28, 1998             June  29, 1997
                                                                                  ---------------------      ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                                                  $  5,553,200                 $  11,621,200
  Cash paid to suppliers and employees                                            (8,805,200)                  (13,215,000)
  Interest received                                                                   11,300                        25,500
  Interest paid                                                                     (112,900)                     (313,700)
  Income taxes paid                                                                   (2,600)                       (2,600)
                                                                                ------------                 -------------
   Net cash used in operating activities                                        $ (3,356,200)                $  (1,884,600)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Equipment disposal                                                                  37,800                             -
  Capital facilities and equipment expenditures                                     (229,400)                   (1,012,600)
                                                                                ------------                 -------------
   Net cash used in investing activities                                            (191,600)                   (1,012,600)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common & preferred stock                               4,713,400                             -
  Common stock issued for services                                                   261,700                         7,600
  Principal payments under notes payable
   and capital lease obligations                                                  (2,327,200)                     (136,100)
  Proceeds from issuance of minority
   interest in subsidiary                                                             48,400                     1,884,500
                                                                                ------------                 -------------
   Net cash provided by financing activities                                       2,696,300                     1,756,000
                                                                                ------------                 -------------

Net decrease in cash and cash equivalents                                           (851,500)                   (1,141,200)
Cash and cash equivalents at beginning of period                                   1,639,300                     1,954,000
                                                                                ------------                 -------------
Cash and cash equivalents at end of period                                      $    787,800                 $     812,800
                                                                                ============                 =============

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH USED IN OPERATING ACTIVITIES:
Net income (loss)                                                               $    639,800                 $  (6,408,400)
Adjustments to reconcile net income (loss) to
  net cash used in operating activities:
  Depreciation and amortization                                                 $    839,500                 $   2,367,700
  Common stock issued to employee retirement plan                                    500,000                       397,300
  Minority interest in loss of subsidiary                                           (324,800)                     (174,300)
  (Increase) decrease in accounts receivable                                      (1,549,600)                      967,200
  (Increase) decrease in inventory                                                  (786,600)                      244,300
  Decrease in prepaid expenses and other assets                                      678,000                       121,600
  Increase (decrease) in accounts payable
   and accrued expenses                                                           (3,258,800)                    1,956,900
 (Decrease) in deferred revenues                                                    (106,100)                   (1,278,100)
 (Decrease) in long-term accrued expenses                                                  -                      (275,000)
  Increase in royalties accrued - affiliated company                                  12,400                       196,200
                                                                                ------------                 -------------
   Total adjustments                                                              (3,996,000)                    4,523,800
                                                                                ------------                 -------------
Net cash used in operating activities                                           $ (3,356,200)                $  (1,884,600)
                                                                                ============                 =============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Principal payment of note payable by
   issuance of common stock                                                     $    500,000                 $           -
                                                                                ============                 =============
  Conversion of debentures to common stock                                      $    250,000                 $   3,000,000
                                                                                ============                 =============
  Common stock issued to employee retirement plan                               $    500,000                 $     397,300
                                                                                ============                 =============

    See Accompanying Condensed Notes to Consolidated Financial Statements.

                          IRVINE SENSORS CORPORATION
             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

   The information contained in the following Condensed Notes to Consolidated Financial Statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the 1997 Annual Report to Shareholders of Irvine Sensors Corporation (the "Company"). It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

   The consolidated financial information as of June 28, 1998 and June 29, 1997 included herein is unaudited but includes all normal recurring adjustments which, in the opinion of management of the Company, are necessary to present fairly the consolidated financial position of the Company at June 28, 1998, the results of its operations for the 39 week periods ended June 28, 1998 and June 29, 1997 and its cash flows for the 39 week periods ended June 28, 1998 and June 29, 1997. Certain reclassifications have been made to prior year's financial statements to conform to the current year presentation.

   The consolidated financial statements include the accounts of Irvine Sensors Corporation and its subsidiaries, Carson Alexiou Corporation ("CAC"), Novalog, Inc. ("Novalog"), MicroSensors, Inc. ("MSI"), 3D Microelectronics, Inc., 3D Microsystems, Inc. and IMAGEK, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

NOTE 2 - CONVERTIBLE SUBORDINATED DEBENTURES

   In fiscal 1998, the Company forced conversion of the remaining $250,000 of outstanding 8% Convertible Subordinated Debentures into 100,000 shares of the Company's common stock. In May 1996, the Company had registered 2,997,000 shares which the Company then believed would be sufficient to cover the conversion of all $11.1 million of the 8% Convertible Subordinated Debentures, which had been issued in February and March 1996. However, due to the decline in the price of the Company's common stock, the number of shares issued upon conversion of all the Debentures, including the aforementioned 100,000 shares, exceeded the number of shares previously registered. In January 1998, the Company filed a registration statement which included the resale of 1,114,810 unregistered shares issued upon conversion of the 1996 Debentures. This registration was declared effective by the Securities and Exchange Commission in April 1998.

NOTE 3 - BANK LOAN

   During the three month period ended December 28, 1997, the Company entered into a Forbearance Agreement with the Company's lending Bank to redefine the repayment terms of the note payable, following the sale of the related collateral. Under the new terms of the loan, the Company paid $1,229,900 of the principal balance, and an additional $500,000 was satisfied by issuing 550,000 shares of common stock to the lender (see Note 9 paragraph 1).

NOTE 4 - RELATED PARTY TRANSACTIONS

   In April 1980, the Company entered into an agreement with R&D Leasing Ltd.,
(RDL), a limited partnership in which the Company's Chairman and a Senior Vice President are general partners with beneficial interests, to design an electronic circuit, to develop certain fabrication processes and to build equipment for testing electronic integrated circuits. In connection with the development of the electronic test equipment under the RDL agreement, certain other proprietary fabrication processes were developed to which RDL retained ownership. Upon the occurrence of certain specified events, such as the use of patented fabrication processes in connection with contracts, the agreement with RDL provides that the Company will pay RDL a royalty fee based on a percentage of revenues from sales of the basic devices using the processes created during the development of this equipment. As of June 28, 1998 the Company had accrued $626,200 in deferred royalties payable to RDL.

NOTE 5 - SERIES D CONVERTIBLE PREFERRED UNITS

   As referred to in the Company's Annual Report on Form 10-K for fiscal 1997 (see "Management's Discussion of Liquidity, Capital Resources and Impact of Changing Prices"), the Company began the sale of Series D Convertible Preferred Stock Units in a private placement to certain accredited investors in December 1997 and continued to accept subscriptions thereto through January 2, 1998, at which time, the Company sold an additional 24,750 Units. The Company issued an aggregate of 37,750 Units at a price of $100.00 per Unit and the net proceeds of $3,249,400 from the sale of these securities were added to the Company's general funds.

   The Series D Convertible Preferred Stock Units consist of one share of Convertible Preferred Stock, plus one five-year Warrant to purchase one share of common stock of Novalog, Inc., a subsidiary of the Company and, one five-year Warrant to purchase one share of common stock of Microsensors Inc., a wholly-owned subsidiary of the Company. Each share of Convertible Preferred Stock is convertible into common stock of the Company at the rate of 100 shares of Common for each share of Preferred D, subject to adjustment for stock splits, reverse stock splits and other similar recapitalization events. The Preferred D shares have no voting rights, except as required by law, and bear no dividends. The common shares underlying the Preferred D shares were included in the April 1998 registration statement (see Note 2). In connection with this private placement of 37,750 units, the Company granted to the placement agent a warrant to purchase up to 500 units of Series D Convertible Preferred Stock units at a price of $1.10 per unit which was 110% of the private placement price of the Units. The warrant is exercisable during the period beginning the earlier of one year from January 2, 1998 or the date of registration and expiring on January 2, 2003. The warrants were exercised in May 1998 and the proceeds of $55,000 were added to the Company's general funds.

   As of June 28, 1998, at the request of the holders thereof, a total of 30,350 shares of Series D Convertible Preferred Stock have been converted into 3,035,000 shares of common stock.

NOTE 6 - ISSUANCE OF COMMON STOCK

   In January 1998, the Company sold 125,000 Common Stock Units to investors in a private placement. Each Common Stock Unit consists of one share of Common Stock of the Company, plus one five-year Warrant to purchase one share of common stock of Novalog, Inc., a subsidiary of the Company and one five-year Warrant to purchase one share of common stock of Microsensors Inc., a wholly-owned subsidiary of the Company. The proceeds of $125,000 from these transactions were added to the Company's general funds. These shares were included in the April 1998 registration statement. (see Note 2)

   In January 1998, a warrantholder exercised outstanding warrants to purchase 222,000 shares of Common Stock at a price of $1.00 per share. The proceeds from this warrant exercise have been added to the Company's general funds. These shares were included in the April 1998 registration statement. (see Note 2)

  In the 39-week period of fiscal 1998, distribution of vested benefits was made from the Company's Employee Retirement Plan to former employees. Subsequently, 1,815 shares of Series B and 1,006 shares of Series C Convertible Preferred stock were surrendered for conversion into 140,922 shares of common stock. The converted Preferred shares have been retired.

NOTE 7 - PRIVATE PLACEMENT OF COMMON STOCK

   In April 1998, the Company issued, in a private placement to accredited investors, 700,000 unregistered shares of the Company's common stock. The net proceeds of $980,000 from this private placement have been added to the Company's general funds.

NOTE 8 - EMPLOYEE RETIREMENT PLAN

   In January 1998, the Board of Directors authorized a contribution to the Employee Stock Bonus Plan, (the Company's ERISA-qualified Employee Retirement
Plan). The amount represents an annual contribution for fiscal year 1998 and was made in 333,334 shares of the Company's common stock, which have been issued to the Plan.

NOTE 9 - DEBT EXTINGUISHMENT

   In October 1997, the Company executed a Forbearance Agreement with its lending bank whereby the Company agreed to accelerate repayment of the Note Payable to the bank. The current portion of the debt was reduced by $1,026,900 received from the sale of the assets in October 1997. The Company also agreed, among other requirements, to reduce the principal balance by payments of $250,000 in each of the calendar quarters ending December 1997 and March 1998 and thereafter to reduce the remaining balance by a minimum of $200,000 quarterly. Execution of the Forbearance Agreement also resulted in a waiver of the Company's financial covenant defaults and an amendment to the loan agreement eliminating such financial covenants on a prospective basis. In connection therewith the Company pledged as collateral one million shares of Novalog, Inc. common stock held by the Company. The Company also paid down $500,000 of the Note with 550,000 shares of its stock and under the terms of the agreement, dependent on the market price of the shares when sold, the Company could receive a refund if the proceeds from the sale exceeded $500,000. The Company has been informed by the bank that it sold the 550,000 shares and that the proceeds have exceeded $500,000. After applying the proceeds to the then remaining balance of the note the bank has thus far refunded $742,000 to the Company and has advised the Company that there is an additional $180,000 proceeds refundable to the Company. The Company recognized these refunds and refundable proceeds in the third quarter of 1998 in the approximate net amount of $922,000. The received proceeds have been added to the Company's general funds.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS.
         --------------

   Except for historical information contained herein, this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements contained herein are subject to certain risks and uncertainties, including such factors, among others, as the pace at which new markets develop, the ability of the Company to introduce new products and ramp up manufacturing in a timely manner while controlling its operating expenses and the response of competitors, many of whom are bigger and better financed than the Company. In addition, the scope of the Company's growth plan may introduce unanticipated risks and financial requirements. The availability of external financing for the Company's plan cannot be assured and is subject to numerous factors including those unrelated to the Company's performance such as economic and market conditions. Further, the Company's financial performance prior to substantial growth in revenues may not permit additional equity financing and may place at risk the continuation of its long-term debt financing because of inability to achieve financial covenants. Accordingly, investors are advised to assess forward-looking statements contained herein with caution. Additional information on various risk and uncertainties potentially affecting the Company's results are discussed below (see "Factors that may affect Future Results") and are contained in publicly filed disclosures available through the Securities and Exchange Commission EDGAR database (http://www.sec.gov) or from the Company's Investor Relations Department.

RESULTS OF OPERATIONS

REVENUES

   The Company achieved revenues of $2,401,500 in the third quarter of fiscal 1998 and $7,102,700 for the 39 week period ended June 28, 1998, compared to $3,724,600 and $10,654,000 respectively, in the prior fiscal year. This represents a decrease of 36% and 33%, respectively, for the current quarter and 39-week periods for fiscal 1998 when compared to fiscal 1997.

   The decline of over $1 million and $3 million in product revenues in the 13 and 39 week periods, respectively, in this fiscal year compared to similar periods last year, are primarily attributable to reduced demand for memory cube products which were produced at the now closed Vermont facility. The Company's Novalog, Inc. subsidiary reported a decrease in revenues of 39% over last year's 39-week period due in large part to the effects of the Asian market disruption. The Microsensors, Inc. subsidiary which began operations at the start of the 1998 fiscal year, derived additional revenues in the third fiscal quarter from its first development contract, and anticipates delivering its first products in the second half of calendar 1998, although there is no assurance that unforeseen factors will not impact the current anticipated product rollout.

   Mitigating the foregoing, Contract research & development revenues showed a 30% improvement in the current third quarter of this fiscal year compared to the same period last year. The improvement of $419,700 is primarily attributable to an improved funded backlog and completed development work.

   Other revenues represent the sale of intellectual property rights to Advanced Technology Products, LLC. (ATPL). These rights have been exclusively licensed back to the Company on a royalty basis. The Company's maximum royalty obligation will be based on a declining percentage of sales of products incorporating the licensed rights. The percentage initially will be between 4% and 15% based on the total funds provided by ATPL including developmental funding, declining to between 0.4% and 1.5% as the volume of product sales increases. The above intellectual property rights relate to the technology involved in E-film and VIP 20 products. The Managing Member and two investors in ATPL are affiliates of the Company with an aggregate ownership interest of less than 10%. Also, a former patent holder of technology acquired by the Company and used in E-Film will receive a royalty fee ranging from 3% to 1%, depending on volume, solely on E-film products. In conjunction with the formation of the Company's IMAGEK, Inc. subsidiary, the Company is attempting to negotiate prepayment of some or all of these royalty obligations in consideration of equity participation in IMAGEK. There can be no assurances that said negotiations will be successful.

COST OF REVENUES

   Cost of contract research & development revenues as a percentage of revenues was 74% in the third quarter of fiscal 1998. This was virtually the same as the 75% in the third quarter of fiscal 1997. For the 39-week periods, fiscal 1998 shows an increase of 28 percentage points over the comparable fiscal 1997 period, due primarily to the mix of contracts. Cost of product sales in the current 39-week period at 116% of product sales was 58 percentage points lower than the comparable period last year. This substantial reduction is attributable primarily to the elimination of the high production costs the Company had experienced in fiscal 1997 at the Vermont location, which is now closed.

GENERAL AND ADMINISTRATIVE

   For the 39-week periods, a reduction of $343,800 in general and administrative expense (G&A) was achieved in fiscal 1998 compared to the comparable period in the prior fiscal year. These decreases reflect cost reductions first put in place in mid-fiscal 1997 and continuing into fiscal 1998 as management restructures the Company to achieve greater efficiency. In the third quarter of fiscal 1998, G&A increased by $45,700 over the prior year due to a ramping up of marketing expenses.

RESEARCH AND DEVELOPMENT

   The Company's Contract Revenues are predominantly research and development paid for by the Company's customers; and, as it relate to Government contracts, the Company retains royalty-free commercial rights to patented technologies and products. In addition, the Company expends its own internally generated funds on other specific research and development projects. In the third quarter of fiscal 1998 the Company spent $169,800 and fiscal year to date, it has spent $371,900 in addition to the customer-funded research and development costs recorded as Contract Revenues. This represents a decrease in internally funded research and development of $1,016,900 to date this year compared to the 39-week period in fiscal 1997. Almost half of this cost-savings was related to projects at the now closed Vermont facility. There have been similar reductions of internally funded research and development expenditures in Costa Mesa and the subsidiaries operations. The Company has focused on obtaining customer funding for portions of these costs to the extent such arrangements would not jeopardize the Company's patent potentials. Notwithstanding the foregoing, the Company anticipates that there will be substantial research and development expenditures for its MSI and IMAGEK subsidiaries in the fourth quarter of 1998.

INTEREST EXPENSE/INTEREST INCOME

   Interest expense in the third quarter of fiscal 1998 decreased $74,400 from the corresponding period of last fiscal year resulting from the reduction of the bank loan and conversion of the remaining 8% Convertible Preferred Debentures.

 LIQUIDITY AND CAPITAL RESOURCES

   At June 28, 1998, the Company had cash and cash equivalents of $787,800, working capital of $5,651,600 and a current ratio of 4.1-to-1. Of major significance, in the nine month period from September 29, 1997 (fiscal year end), the

Company has eliminated both its current and long term notes payable debt. This represents the reduction of almost $3 million in liabilities. During the nine-month period, the Company obtained additional equity funding aggregating approximately $5 million. The Company anticipates, although there can be no assurances, that through equity funding of its subsidiaries, strategic partnerships, existing working capital and its projected operating results, sufficient cash will be generated to meet its requirements for the immediate future and for the projected growth of its subsidiary businesses.

   At June 28,1998, the Company's funded backlog was approximately $2.5 million compared to $2.4 million at June 29, 1997 after excluding the backlog of product orders associated with the now closed Vermont facility.

   Capital expenditures of approximately $600,000 are expected to be consummated in the fourth quarter of fiscal 1998. Several items of process equipment, accounting for approximately $475,000 of the above total, are needed to complete research and development contracts already in-house. The remainder of the above amount is being used to upgrade the Company's computer network to current technology. It is expected that all of the above equipment will be lease financed.

   In October 1997, the Company executed a Forbearance Agreement with its lending bank whereby the Company agreed to accelerate repayment of the Note Payable to the bank. The current portion of the debt was reduced by $1,026,900 received from the sale of the assets in October 1997. The Company also agreed, among other requirements, to reduce the principal balance by payments of $250,000 in each of the calendar quarters ending December 1997 and March 1998 and thereafter to reduce the remaining balance by a minimum of $200,000 quarterly. Execution of the Forbearance Agreement also resulted in a waiver of the Company's financial covenant defaults and an amendment to the loan agreement eliminating such financial covenants on a prospective basis. In connection therewith the Company pledged as collateral one million shares of Novalog, Inc. common stock held by the Company. The Company also paid down $500,000 of the Note through the issuance of 550,000 shares of its common stock and under the terms of the agreement, dependent on the market price of the shares when sold, the Company could receive a refund if the proceeds from the sale exceeded $500,000. The Company has been informed by the bank that it sold the 550,000 shares and that the proceeds have exceeded $500,000. After applying the sale proceeds to the then remaining balance of the note, the bank has thus far refunded $742,000 to the Company and has advised the Company that there is an additional $180,000 of proceeds refundable to the Company. The Company recognized these refunds and refundable proceeds in the third quarter of 1998 in the approximate net amount of $922,000. The received proceeds have been added to the Company's general funds.

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

   As a result of an ongoing review of its internal computer systems to identify the systems that could be affected by the Year 2000 issue, the Company presently believes that the only potential system that may be affected is a licensed product, which is covered by vendor support. The vendor has communicated to all of its customers that a program update, which will be issued in August 1998, will supply appropriate modifications. The Company therefore believes that the Year 2000 issue will have minimal or no impact on the Company.

FACTORS THAT MAY AFFECT FUTURE RESULTS

   The future operating results of the Company are highly uncertain, and the following factors should be carefully reviewed in addition to the other information contained in this quarterly report on Form 10-Q and in other public disclosures of the Company.

   Shift in Business Focus. Since commencing operations, the Company has developed technology, principally under government research contracts, for various defense-based applications. Since 1992 the Company has been implementing a fundamental shift in its business, broadening its focus to include commercial exploitation of its technology. This shift has been manifested by the purchase and later shut down of the IBM cubing line, the "carve-out" of the Novalog, MSI and IMAGEK subsidiaries and the development of various stacked-memory products intended for military and aerospace markets. Until recently, these changes have expanded the Company's source of revenues but have also increased its losses. Recent net profits, while reflecting operational improvements, also include extraordinary items not expected to recur. Accordingly, there is no history that is predictive of the Company's present and contemplated future products being widely accepted in commercial marketplaces, or the Company's ability to achieve sustainable profitable operations.

   Dependence on Defense Contract Revenues. Although the Company has been shifting its focus to include commercial exploitation of its technology, it expects to continue to be dependent upon research and development contracts with the federal agencies and their contractors for a substantial, but diminishing portion of its revenues for the foreseeable future. General political and economic conditions, which cannot be accurately predicted, directly and indirectly affect the quality and allocation of expenditures by federal agencies. Even the timing of incremental funding commitments to existing, but partially funded contracts can be affected by such factors. Therefore, cutbacks in the federal budget could have a material adverse impact on the Company's results.

   Financing Needs. The need for additional funding of the Company's subsidiaries is expected to be substantial and will be determined by the progress and cost of the development and commercialization of the subsidiaries' products based on their business plans and other activities. The Company anticipates, although there can be no assurances, that through equity funding of its subsidiaries, strategic partnerships, existing working capital and its projected operating results, sufficient cash will be generated to meet its requirements for the immediate future and for the projected growth of its subsidiary businesses. If the Company experiences unanticipated cash requirements, the Company could require additional funds. The source, availability, and terms of such funds have not been determined and, if found, there can be no assurance that such funds will be available on terms acceptable to the Company.

   The above factors are not intended to be inclusive. Failure to satisfactorily achieve any of the Company's objectives or avoid any of the above or other risks would likely have a material adverse effect on the Company's business and results of operations.

                                    PART II

                               OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

   None.

Item 2.  Changes in Securities
         ---------------------

   In April 1998, the Company issued, in a private placement to accredited investors, 700,000 unregistered shares of the Company's common stock. The shares were sold at a price of $1.40 per share and were issued to 7 accredited investors. The investors are as follows:

   Carl Herrin
   Elim Corporation
   Neal Clement
   Richard Price
   M. E. Trowbridge
   J. Bruns Clement
   Riley Hagan, Jr.

   The shares were sold pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended, as set forth in Section 4(2) and/or Rule 506 of Regulation D promulgated thereunder. Each investor was furnished with information on the offering and the Company and each had the opportunity to verify the information supplied. Additionally, the Company obtained a representation from each investor of such investor's intent to acquire the securities for the purpose of investment only, and not with a view toward the subsequent distribution thereof. The securities bear an appropriate restrictive legend.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

   (a)   Exhibits.

           Exhibit 10.27 Contract # DAAH01-9B-C-R075 with US Army Aviation & Missile Command
           Exhibit 27.  Financial Data Schedule

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



                                        IRVINE SENSORS CORPORATION
                                   --------------------------------------
                                           (Registrant)



Date: August 11, 1998              By:  /s/ John J. Stuart, Jr.
                                   --------------------------------------
                                   John J. Stuart, Jr.
                                   Chief Financial Officer
                                   (Principal Accounting Officer)