Form 10-K
period 1998-09-27
IRVINE SENSORS CORP/DE/
filed 1999-01-12
CIK 357108

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM  10-K
 (Mark One)

     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES AND EXCHANGE ACT OF 1934 [FEE REQUIRED]
             For the fiscal year ended September 27, 1998

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [FEE REQUIRED]
             For the transition period from _________ to _________.

                       Commission file number   1-8402
                                               ----------

                           IRVINE SENSORS CORPORATION
             (Exact name of registrant as specified in its charter)

             Delaware                               33-0280334
   (State or other jurisdiction of               (I.R.S. Employer
   incorporation or organization)               Identification No.)

   3001 Redhill Avenue, Costa Mesa, California          92626
    (Address of principal executive offices)          (Zip Code)

                                 (714) 549-8211
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange on
                 Title of each class                 which registered:
                    Common Stock            Boston Stock Exchange Incorporated

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


To the extent known by the registrant, the aggregate market value of the Common Stock held beneficially by non-affiliates of the registrant was approximately $36,106,900 on January 7, 1999. As the Preferred Stock is not publicly traded it has not been included in the computation.

As of December 19, 1998, there were 28,457,763 shares of Common Stock outstanding.

Documents Incorporated by Reference:

Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended September 27, 1998 (Part II); portions of the Registrant's Definitive Proxy Statement to be used in connection with Registrant's Annual Meeting of Stockholders to be held on February 26, 1999 (Part III).

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_].

++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++
+ Except for historical information contained herein, this annual report on + +Form 10-K contains forward-looking statements within the meaning of Section + +27A of the Securities Act of 1933 and Section 21E of the Securities Exchange + +Act of 1934. The forward-looking statements contained herein are subject to + +certain risks and uncertainties, including those discussed herein and in other+ +public disclosures of the Company, which could cause actual results to differ + +materially from those projected or discussed. Investors are cautioned not to +
+place undue reliance on these forward-looking statements, which reflect       +
+management's analysis only as of the date hereof. See "Factors that may affect+
+Future Results.".                                                             +
++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++++


                                    PART I.
                                    -------

Item 1. Business
GENERAL

The Company and its subsidiaries are organized into the following primary business groups:

Irvine Sensors Corporation
--------------------------

Irvine Sensors Corporation ("ISC") is the developer of proprietary technologies to produce extremely compact packages of solid state microcircuitry, which offer volume, power, weight and operational advantages versus less miniaturized alternatives. These advantages result from ISC's ability to assemble microelectronic chips in a three-dimensional "stack" instead of alongside each other on a flat surface, as is the case with more conventional methods. These stacking technologies have also led to ISC's development of collateral technologies for the design of low power and low noise chips, thinning of chips and various specialized applications of chips and stacked chip assemblies in fields ranging from wireless infrared transmission to image processing to digital photography.

ISC's core chip-stacking technology was originally conceived and developed as a means of addressing the demands of space-based surveillance. However, the degree of miniaturization realizable from ISC's technologies has attracted R&D sponsorship from various government funding agencies for a wide variety of potential military and space applications. Since its inception, ISC has derived most of its revenues from such funded research and development. Since the early 1990s, ISC has sought to commercially exploit its technologies and has received an increasing share of its consolidated revenues from commercial sales of its products.

During June 1992, ISC entered into a joint development agreement with IBM to commercialize ISC's chip-stacking technology for computer memory applications. In April 1996, ISC purchased a memory-stacking line in Essex Junction, Vermont from IBM, and in October 1997, disposed of that line and consolidated that sector of its business with its California operation. In October 1995, ISC formed a subsidiary, Novalog, Inc. ("Novalog"), to commercially exploit its low power chip technology in the field of wireless infrared data communications. In April 1997, ISC formed a subsidiary, MicroSensors, Inc. ("MSI"), to commercially exploit its technologies for low noise readout electronics and miniaturized inertial sensors. In June 1998, ISC formed a subsidiary, Imagek, Inc. ("Imagek") to commercially exploit its digital photography technologies.

Novalog, Inc.
-------------

Novalog is a privately financed subsidiary of ISC which designs, develops and sells proprietary integrated circuits ("ICs") for use in wireless infrared communication. Novalog's initial products, trademarked SIRComm(TM), SIR2(TM), MiniSIR(TM), MiniSIR2(TM) and BayBeamer(TM), enable infrared, line-of-sight data transfer between computers, electronic organizers, printers, modems and other electronic devices that have compatible ports. Novalog is an active participant in the Infrared Data Association ("IrDA"), which establishes the hardware and software protocols for such products. Novalog believes its products have advantages in terms of power consumption, dynamic range, size and economics as compared to the products of its competitors. Novalog has shipped more than five million units of its products to manufacturers servicing the IrDA marketplace. In fiscal 1998, Novalog accounted for approximately 11% of the Company's consolidated revenues.

MicroSensors, Inc.
------------------

MSI is a wholly-owned subsidiary of ISC that was formed to develop and sell proprietary micromachined sensors and related electronics. Micromachining involves the use of semiconductor manufacturing processes to build electromechanical devices with feature sizes measured in microns or fractions thereof. As prices have declined for micromachined devices, such solid-state units have migrated from initial aerospace and military applications to automotive, industrial process-control and medical applications. SRI Consulting (Menlo Park, CA) has reported that some observers expect sensors built in this manner to eventually replace virtually all electromechanical sensors, creating a market of several billion dollars annually. MSI has supported a U.S. government contract conducted by ISC for development of a proprietary microgyro with projected performance features heretofore achievable only at much higher cost. Subsequent to the completion of this contract, MSI has demonstrated functional units of the MicroRing Gyro. Effective October 1997, MSI negotiated its first commercial contract and has commenced development and shipment of engineering samples of a multi-channel readout chip pursuant to that contract. Production shipments pursuant to this contract are scheduled to begin in fiscal 1999. MSI accounted for approximately 3% of the Company's consolidated revenues in fiscal 1998.

Imagek, Inc.
------------

Imagek Inc. is a subsidiary of ISC which designs, develops and intends to sell proprietary electronic film systems and other digital imaging products and services. Although dependent on completion of required financing, the success of which cannot be assured, Imagek is planning to introduce in fiscal 1999 the EFS-1(TM) Electronic Film System that includes a self contained, compact, battery-powered cartridge that fits into the film cavity of a 35mm camera thus offering the flexibility to switch between conventional film and digital photography. Other collateral products and services are planned for introduction subsequent to the EFS-1(TM).

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

MSI was incorporated in Delaware in April 1997. Its principal executive offices are located at 3001 Redhill Avenue, Building 3, Costa Mesa, California 92626, and its telephone number is (714) 444-8831. MSI is a consolidated subsidiary of ISC.

Imagek was incorporated in Delaware in June 1998. Its principal executive offices are located at 3001 Redhill Avenue, Building 3, Costa Mesa, California 92626, and its telephone number is (714) 444-8723. Imagek is a consolidated subsidiary of ISC.

Products and Technology
-----------------------

The Company has developed a variety of products consisting of stacked memory chips, and believes that its chip stacking technology can offer demonstrable benefits to designers of systems that incorporate numerous integrated circuits, by improving speed and reducing size, weight and power usage. In addition, since ISC's technology reduces the number of interconnections between chips, potential system failure points can also decrease.

The Company believes that the features achievable with its chip stacking technology will have application in space and in aircraft in which weight and volume considerations are dominant, as well as in various other applications in which portability is required and speed is important. The Company is presently seeking to exploit its potential market by focusing on the sale of chip stacking products to high end, high margin government and commercial users to whom the technical improvement will be most valuable. While these applications tend to require lower unit volume, the sales are at significantly higher prices than many applications requiring high volume production. Furthermore, the Company has existing relationships with some of the potential customers in this market.

Since fiscal 1995, the Company has been shipping quantities of its stacked memory products to customers for both government and commercial purposes. However, there is no assurance that the Company will be successful in marketing such products for widespread applications. The Company also intends to continue to market infrared sensing devices for surveillance, acquisition, tracking and interception applications for a variety of Department of Defense ("DOD") and NASA missions.

The Company is not aware of any technical disadvantages to its chip stacking technology. However, until high volume production is achieved, as to which there is no assurance, the ultimate cost of products utilizing the Company's higher density chip stacking technology cannot be firmly established, potentially placing the Company's stacked chip products at a cost disadvantage. Accordingly, in fiscal 1998, the Company expanded its product offerings to include lower-density stacked electronics that the Company believes could be more price competitive.

In addition to its chip stacking technology, the Company has developed a Serial Infrared Communications chip using elements of its sensor chip design technology. This device is being used in products which allows computers and computer peripherals to communicate using infrared transmissions in a manner similar to that employed by remote control units for televisions and video cassette recorders. Novalog has been shipping such devices since 1995.

The Company also has chip design technology relating to electronic readouts that it is exploiting through its MSI subsidiary. In fiscal 1998, MSI entered into its first contractual relationship based on this technology, i.e., a contract to develop and subsequently ship production quantities of its readout chip for EG&G Astrophysics, Inc. ("EG&G") to be utilized in airport security systems. MSI successfully completed the development phase of EG&G's contract in fiscal 1998, and will commence production shipments under the contract in fiscal 1999. MSI has also developed a proprietary Silicon MicroRing Gyro intended to provide an inexpensive means to measure angular motion for a wide variety of potential applications. The Silicon MicroRing Gyro is presently being packaged for evaluation by potential customers. Commercial exploitation of this product is expected to be paced by the product design-in lead times required by such customers. As a result, the Company does not project material contributions to its consolidated revenues from this product during fiscal 1999.

In June 1998, the Company formed its Imagek subsidiary to commercially explore its proprietary technologies, focused on miniaturized digital cameras. Imagek is presently developing the production version of its initial product, the EFS-1(TM), which is an electronic film system including a cartridge that can be inserted into an existing film camera allowing that camera to take digital pictures without modification to the camera itself. Imagek is seeking private financing to introduce this product and support its business plan. Imagek believes that its proprietary EFS technology has value advantages to potential customers with substantial investment in conventional 35MM camera equipment that inhibits the adoption by those consumers of self-contained digital cameras. By utilizing the optics of existing cameras, Imagek believes that the EFS product will be economically competitive to comparable resolution digital cameras.

Potential Product Applications
------------------------------

Neural Networks. In 1991, the Company received initial funding from the U.S. Navy's Office of Naval Research for potential use of its technology in neural networks. After the completion of this exploratory phase, the Company received various add-on and collateral contracts aggregating over $9 million, through fiscal 1998, to further develop the neural network technology. The Company is presently pursuing additional contracts, under which the Company expects to deliver demonstration products to various branches of the DOD. Neural networks contain large numbers of sensing nodes which continuously interact with each other, similar to the way that the neurons of a human brain interact to process sensory stimuli. Neural networks are the subject of scientific inquiry because pattern recognition and learning tasks, which humans perform well and computers perform poorly, appear to be dependent on such processing. Neither conventional computers nor advanced parallel processors currently have the interconnectivity needed to fully emulate neural network processing techniques. The Company believes its chip stacking technology could offer a way to achieve the very high levels of interconnectivity necessary to construct an efficient artificial neural network. To the Company's knowledge, no other presently available packaging approaches are believed to offer this potential.

The full embodiment of this technology is not expected to yield near-term products for the Company, although it is anticipated to keep the Company actively involved in advanced R&D relevant to the Company's long-range business interests. However, elements of this technology, including a proprietary chip set, are currently being developed with a view to product utilization, although there can be no assurances as to the potential success of such development.

Wearable Computers. In fiscal 1998, the Company commenced exploration of a technology to stack chips of different functionality and dimensions within the same chip stack. The Company refers to this new technology as NeoStack. The Company is using its NeoStack technology to support a government program undertaken by the Boeing Corporation ("Boeing"), to develop a wearable computer. The Company believes that its NeoStack approach could offer advantages in terms of compactness and power consumption to developers of wearable computer systems. However, because of remaining developmental requirements, the Company is presently unable to forecast when or if such technology will be incorporated in commercial products and, because of product design lead times, does not anticipate such incorporation during fiscal 1999.


Development Contracts
---------------------

In April 1980, the Company entered into an agreement with R & D Leasing Ltd., ("RDL"), a limited partnership in which the Company's Chairman of the Board and a Senior Vice-President are general partners with beneficial interests, to develop certain processes and technology related to chip stacking. The Company has exclusively licensed this technology from RDL. The Company's exclusive rights to the technology extend to all uses, both government and commercial. Since entering into the licensing agreement, the Company has accrued royalty obligations to RDL at the rate of 3.5% of all Company sales of chip stacks using the licensed technology. In addition, RDL is entitled to receive an amount equal to 7% of all royalties earned by the Company from sales of any such products by the Company's sublicensees, although to date, no such sublicensee royalty income has been earned.

In October 1989, RDL agreed to defer its royalty claims and subordinate them with respect to all other creditors in exchange for options to purchase up to 1,000,000 shares of the Company's Common Stock, which are exercisable by applying the deferred royalties to the purchase. The 1,000,000 options are exercisable at $1.00 until October 1999. If RDL exercises its option in whole or in part, title to RDL's technology would transfer to the Company and all further royalty obligations would cease. If the option expires unexercised, the subordination provisions would terminate and the accrued royalties would be due and payable in the same manner as any other corporate obligation.

As of September 27, 1998, the Company had accrued $826,200 in deferred royalties pursuant to this agreement. Due to the RDL subordination, royalties accrued, but none were paid by the Company during fiscal years 1998, 1997 and 1996.

Manufacturing
-------------

At the present time, the Company stacks DRAM, SRAM and FLASH memory die purchased from commercial sources into cube-shaped assemblies at its own facility. The cubes are then either packaged or segmented into subsections as required for the particular product configuration being built. Outside vendor support is utilized for packaging. During fiscal 1998, the Company introduced products involving the stacking of pre-packaged die using widely-available fabrication technologies. The Company uses outside third party qualified source vendors for the manufacturing of these products.

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

Backlog
-------
At December 13, 1998, the Company's funded backlog was $3,468,600 compared to $2,263,200 at December 14, 1997. The Company anticipates that all of the funded backlog will be filled in fiscal 1999. In addition, the Company has substantial unfunded backlog on contracts which typically are funded when the previously funded amounts have been expended. The Company is also continuing to negotiate for additional research contracts and commercial product sales, which, if obtained, could materially increase its backlog. Failure to obtain these contracts in a timely manner could materially affect the Company's short-term results.

Customers and Marketing
-----------------------

The Company's Advanced Technology Division ("ATD") focuses its product marketing
efforts on U.S. military agencies or contractors to those agencies.   The
Company is continually seeking and preparing proposals for additional contracts. As a result of the post cold war defense cutbacks, many defense contractors have experienced declines in their business base as government agencies' budgets are reduced. However, even if this trend continues, the Company believes there will be more emphasis and funds directed toward advanced technology systems and research programs for which the Company believes it is qualified to compete. However, there can be no assurances that the Company will be successful in competing against the larger defense contractors for potential programs.

The Company's Novalog subsidiary supports Original Equipment Manufacturers ("OEM's") supplying infrared communications devices complying with the standards of the Infrared Data Association ("IrDA"). Novalog's active participation in IrDA facilitates its marketing to those customers.

MSI directs its marketing toward three commercial areas: (i) Customers with a need for Application Specific Integrated Circuits ("ASICs") such as the type developed for EG&G; (ii) OEMs that have a need for the cost and performance features that could be provided by MSI's Silicon MicroRing Gyro, with particular emphasis toward manufacturers of electronic toys and games, industrial monitoring equipment, medical instrumentation and automotive markets; and (iii) the manufacturers of micromachined sensors who may be able to utilize MSI's Universal Capacitive Readout(TM) ("UNICAP(TM)") general purpose ASIC designed to support a variety of sensors requiring high accuracy capacitive readout and control electronics.

Imagek is a consumer product focused enterprise. Both the structure and staffing of Imagek was developed to bring digital imaging products to the consumer market. The initial product of Imagek, the Electronic Film System ("EFS") is designed to enable 35mm camera owners to shoot digital or traditional photography with equipment they currently own. The initial target market, termed "prosumers", are defined as high end hobbyists and business photographers who have made a significant investment in their camera systems. The EFS is being positioned as a camera accessory, leveraging off the growing adoption of digital cameras and related infrastructure.

Imagek is planning a limited roll out of the initial EFS-1(TM) product, largely through direct follow-up of inquiries from potential customers it has received, and expects to follow with an expansion of distribution, reseller channels and value-added resellers for broad and vertical markets. Imagek plans to service its customers with a sophisticated electronic commerce site, an 800 access number, and a customer web site information vehicle.

In fiscal 1998, contracts with all branches of the U.S. government accounted for 54% of the Company's consolidated revenues, the remaining 46% of the Company's revenues was derived from non-government sources. During fiscal 1998, revenues derived from the U.S. Army and the various divisions of the Boeing Corporation accounted for approximately 13% and 14% of total consolidated revenues, respectively. Loss of these customers would have a material adverse impact on the Company's results.

Contracts with government agencies may be suspended or terminated by the government at any time, subject to certain conditions. Similar termination provisions are typically included in agreements with prime contractors. From time to time, the Company has experienced such suspensions or terminations, and there is no assurance the Company will not experience such suspensions or terminations in the future.

The Company focuses its marketing in specific areas of interest in order to best utilize its relatively limited marketing resources. Each operating unit or subsidiary has a designated individual to direct that unit's marketing efforts. The Company is presently recruiting for a senior management executive to coordinate these activities corporate-wide.

Competition
-----------

The demand for high performance semiconductors has produced a wide variety of competitors and competitive systems, ranging from various three-dimensional designs to highly dense two-dimensional designs. For most commercial applications, the principal competitive factor for such products is the cost premium over less densely packaged electronics. For some application in which volume and weight are critical, such as space or avionics, density becomes the principal competitive factor. Many of the Company's competitors are believed to be better financed, more experienced and organizationally stronger than the Company. Accordingly, there can be no assurances that the Company can successfully compete in such markets.

The Company is aware of two large companies that have developed competing approaches to chip stacking. They are Texas Instruments, Inc. (TI) and Thompson CSF (Thompson). In addition, there are several small companies and divisions of large companies that have various technologies for stacking a limited number of chips.

The Company is aware of many companies which are currently servicing the military market for electro-optical sensors of the type which the Company's products are also designed to support. The principal competitive factor in this business area is the performance sensitivity and selectivity achievable by alternative sensor approaches and designs. Competitors to the Company include Santa Barbara Research Center, TI, Lockheed Martin Corporation, Raytheon, Litton Industries, Infrared Industries, Inc., EG&G Judson, OptoElectronics-Textron, Inc., and Boeing Corporation. The Company believes that most of its competitors in this area have financial, labor and capital resources greater than those of the Company and there is no assurance that the Company will be able to compete successfully.

The Company is aware of several companies which currently service the market for serial infrared detectors of the type sold by Novalog. For battery-powered applications, the principal competitive factors are power consumption and cost. For desktop applications, the principal competitive factor is the speed of data transmission achievable. Novalog believes that it has competitive advantages in the battery-powered applications. Competitors to Novalog include Hewlett-Packard, Temic, Sharp, and IBM, among others, all of whom have financial, labor and capital resources greater than those of Novalog.

MSI is competing in a market populated with several larger competitors as relates to its Silicon MicroRing Gyro, including such companies as Delco Electronics, Motorola, Bosch Corporation, Siemens and Systron-Donner. The principal competitive factor for these applications is believed to be cost. MSI has no present knowledge of competitors planning to introduce ASICs competitive to its planned UNICAP product, but given the widespread availability of integrated circuit design capabilities in the electronics industry, the emergence of competitive products is believed to be likely.

Imagek is not aware of any direct competitors to its contemplated EFS product line and believes that its intellectual property will act as a barrier to competitors seeking to offer identical products, although there can be no assurances of that result. However, the EFS system itself is expected to face competition from increasingly sophisticated generations of digital camera equipment. Peripheral equipment and services which Imagek intends to offer to complement its EFS products are also likely to attract strong competition if the EFS product line receives significant market acceptance.

Research  and Development
-------------------------

The Company believes government and commercial research contracts will provide the major portion of funding necessary for continuing development of some of its products. However, the manufacture of stacked circuitry modules in volume will require substantial additional funds, which may involve additional equity or debt financing or a joint venture, license or other arrangement. Furthermore, the development of the products of its subsidiaries are likely to require such external funding. There can be no assurance that sufficient funding will be available from government or other sources or that new products of the Company or its subsidiaries will be successfully developed for volume production.

The Company's consolidated expenditures for research and development for the fiscal years ended September 27, 1998, September 28, 1997, and September 29, 1996 were $1,609,500, $1,616,600 and $2,009,700, respectively. These expenditures of Company funds were in addition to the Company's cost of revenues associated with its customer-sponsored research and development activities. The spending levels of Company funds on research and development compared to its overall expenses are indicative of the Company's resolve to maintain its competitive advantage by developing new products and improving upon its existing technology.

The Company has funded its research and development activities primarily through contracts with the federal government and with funds from the Company's public and private stock and bond offerings.

Patents, Trademarks and Licenses
--------------------------------

The Company has a policy of protecting its investment in technology by seeking to obtain, where practical, patents on the inventions made by its employees. As of September 27, 1998, 50 U.S. and foreign patents have been issued and assigned to the Company or its subsidiaries and other U.S. and foreign patent applications are pending. There is no assurance that additional patents assignable to the Company will be issued in the U.S. or elsewhere. Moreover, the issuance of a patent does not carry any assurance of successful application, commercial success or adequate protection. There is no assurance that the Company's existing patents or any other patent that may issue in the future would be upheld if the Company seeks enforcement of its patent rights against an infringer or that the Company will have sufficient resources to prosecute its rights, nor is there any assurance that patents will provide meaningful protection from competition.

The Company has been advised by its patent counsel, Thomas Plante, Esq., that no adverse patent has been found which might create an infringement problem in the marketing of the Company's products. If others were to assert that the Company is utilizing technology covered by patents held by them, the Company would evaluate the necessity and desirability of seeking a license from the patent holder. There is no assurance that the Company is not infringing on other patents or that it could obtain a license if it were so infringing.

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

The Company has exclusive world-wide rights to technology developed under an agreement with R & D Leasing, Ltd. ("RDL"), a limited partnership. Under the agreement, the Company will pay royalties of 3.5% of all direct sales, by the Company, of the basic devices using the technology. RDL will also receive 7% of all income earned by the Company from sublicensees. The Company's Chairman of the Board and a Senior Vice-President have a beneficial interest in RDL. See "Development Contracts."

The Company has exclusive world-wide rights to U.S., United Kingdom and Japanese patents covering the basic concept of the EFS pursuant to an agreement executed in October 1997 with I. Sapir, a foreign individual ("Sapir"). Under this agreement the Company issued 30,000 shares of common stock, and assumed an obligation to pay a non-refundable $35,000 to Elba Systems LTD, a prior holder of rights under the patent. Imagek is the successor to the rights and obligations of this licensing agreement pursuant to which EFS sales will bear a 3% royalty payable to Sapir on the gross sales price up to $50 million sales per annum and a 1% royalty thereafter.

The company has entered into an Assignment of Patent and Intellectual Rights (the "Assignment") with F. L. Eide, ("Eide") a Vice-President of the Company. As part of his employment agreement, Eide has assigned to the Company all rights and interests to five (5) U.S. Provisional Patent applications owned by him. In consideration for this Assignment, Eide will receive a 1% royalty on the gross sales revenues of any products incorporating elements of the assigned technology for the lifetime of any patents resulting from the Provisional Patent Applications. This Assignment was executed in February 1998.

The Company entered into a sale and licensing of intellectual property rights related to the EFS to Advanced Technology Products, LLC ("ATPL"), a related party which funded early development of this technology for which the Company's Chief Technical Officer serves as Managing Member. In September 1998, the Company assigned the rights and royalty obligations of the ATPL license to Imagek. Concurrent with this assignment, ATPL reduced its royalty entitlements under the license in consideration of the issuance of 1,221,875 shares of Imagek common stock. ATPL retains a royalty entitlement of 2% of the first $30 million of EFS sales, declining thereafter as a function of sales volume.


Environmental Matters
---------------------

The Company believes that it is substantially in compliance with all regulations concerning the discharge of materials into the environment, and such regulations have not had a material effect on the capital expenditures or operations of the Company.


Employees
---------

As of September 27, 1998, the Company, including its consolidated subsidiaries, had 68 full-time employees and 10 consultants. Of the full-time employees, 46 were engaged in engineering, production and technical support, 4 in sales and marketing and 18 in finance and administration. None of the Company's employees is represented by a labor union and the Company has experienced no work stoppages due to labor problems. The Company considers its employee relations to be excellent.


The Year 2000
-------------

The year 2000 issue is the result of computer programs using two digits, rather than four to define the applicable year. Programs that have time-sensitive software may recognize a date using "00" as the calendar year 1900 rather than the calendar year 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

The Company views the year 2000 problem as an important business issue that could affect its business, as well as that of its suppliers and customers.
Until the last several years, the Company's business has primarily been R&D, and its more recent business activities have not involved the shipment of products or components with embedded controllers that might be affected by the Year 2000
problem.   However, Irvine Sensors' customers may have integrated the Company's devices into higher level products or systems affected by the Year 2000 problem, and, to the extent that its customers' business may be disrupted, the Company's business and that of its subsidiaries is also subject to potential disruptions from such a cause.

In addition, the Company does utilize a number of computerized information systems to accurately process date-sensitive information across its operation, and any of these programs or computer systems are potential sources of year 2000 system failures. Irvine Sensors is working to identify and resolve such potential impacts on the Company's computerized systems. The Company has been advised by its vendors that their systems will be compliant with year 2000 issues in a timely manner.

Finally, the Company's general business operations could be adversely impacted were there to be material interruptions either in the country's banking or financial systems or the procurement activities of its customers. Irvine Sensors has not completed its assessment of the full scope of these risks and the actions necessary to address them, but the Company currently believes that costs of addressing these issues will not have a material adverse impact on the Company's financial position. Nevertheless, if Irvine Sensors and third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. In order to mitigate the various risks associated with the Year 2000 problem, Irvine Sensors is working with its suppliers and customers, including the disclosure and exchange of relevant information, to proactively manage the calendar transition.

Factors that may affect Future Results
--------------------------------------

The future operating results of the Company are highly uncertain, and the following factors should be carefully reviewed in addition to the other information contained in this annual report on Form 10-K and in other public disclosures of the Company.

     Shift in Business Focus. Since commencing operations, ISC has developed technology, principally under government research contracts, for various defense-based applications. Since 1992, ISC has been implementing a fundamental shift in its business, broadening its focus to include commercial exploitation of its technology. This shift has been manifested by the purchase and later shut down of the IBM cubing line, the "carve-out" of the Novalog, MSI and Imagek subsidiaries and the development of various stacked-memory products intended for military and aerospace markets. To date, these changes have developed new revenue sources but have not yet produced sustained profitability. Because of this limited and not-yet successful history, there can be no assurances that ISC's present and contemplated future products will be widely accepted in commercial marketplaces.

     Financing Needs. Although the Company believes that it has adequate liquidity for its present level of operations, ISC and its subsidiaries have developed business plans for several emerging product areas based on its technologies. The product development and market introduction costs of these products cannot presently be fully funded from internal cash flow. There can be no assurances that ISC or its subsidiaries will be able to locate external financing for their business plans on acceptable terms.

     Nasdaq Listing Requirements. ISC's Common Stock is publicly traded on the Nasdaq SmallCap Market. Effective February 23, 1998, new and more restrictive standards became effective for listing maintenance on this market. Prior to the implementation of these new regulations, ISC briefly dropped below the pending standards due to the loss associated with its Vermont plant closure and had to establish to the satisfaction of the Nasdaq staff that it had met the new standards in order to retain its listing. While the Company was able to meet this requirement, there can be no assurances that the Company will be able to maintain its compliance in the future. If ISC were to fail to meet the maintenance requirements for listing on Nasdaq in the future and the price of ISC's Common Stock was below $5 at such time, such securities would come within the definition of "penny stock" as defined in the Securities Exchange Act of 1934, as amended (the "Exchange Act") and be covered by Rule 15g-9 of the Exchange Act. That Rule imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors. From transactions covered by Rule 15g-9, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, Rule 15g-9, if it were to become applicable, would affect the ability or willingness of broker-dealers to sell ISC's securities and therefore would affect the ability of shareholders to sell their securities in the public market and the Company's ability to finance its business plans.

     Dependence on Defense Contract Revenues. Although ISC has been shifting its focus to include commercial exploitation of its technology, it expects to continue to be dependent upon research and development contracts with federal agencies and their contractors for a substantial, but diminishing portion of its revenues for the foreseeable future. General political and economic conditions, which cannot be accurately predicted, directly and indirectly affect the quantity and allocation of expenditures by federal agencies. Even the timing of incremental funding commitments to existing, but partially-funded contracts can be affected by such factors. Therefore, cutbacks in the federal budget could have a material adverse impact on ICS's results of operations as long as research and development contracts remain an important element of its business.

     Market Acceptance of New Products. Both ISC and its subsidiaries are focused on markets that are emerging in nature and potentially subject to rapid growth. Market reaction to new products in such circumstances can be difficult to predict. There can be no assurance that the present or future products of ISC or its subsidiaries will be favorably accepted by such markets on a sustained basis. In addition, because ISC has a limited history of competing in the intensely competitive commercial electronics industry, there is no assurance that it will successfully be able to develop, manufacture and market additional commercial product lines or that such product lines will be accepted in the commercial marketplace.

     Patents and Proprietary Right Protection; Infringement. ISC believes that its ultimate success, and that of its subsidiaries, will depend, in part, on the strength of its existing patent protection and the additional patent protection that it and its subsidiaries may acquire in the future. As of the date hereof, ISC owns 41 U.S. patents and 9 foreign patents and has other patent applications pending before the U.S. Patent and Trademark Office as well as various foreign jurisdictions. Although ISC believes many of these patents to be fundamental in nature, there can be no assurance that any existing or future patents will survive a challenge or will otherwise provide meaningful protection from competition. Furthermore, there is also no assurance that ISC or its subsidiaries will have the financial resources to provide vigorous defense or enforcement of patents.

     Protection of Proprietary Information. ISC and its subsidiaries treat technical data as confidential and rely on internal nondisclosure safeguards, including confidentiality agreements with employees, and on laws protecting trade secrets, to protect proprietary information. There can be no assurance that these measures will adequately protect the confidentiality of the proprietary information of ISC or its subsidiaries or that others will not independently develop products or technology that are equivalent or superior to those of ISC or its subsidiaries. ISC or its subsidiaries may receive in the future communications from third parties asserting that the products of ISC or its subsidiaries infringe the proprietary rights of third parties. There can be no assurance that any such claims would not result in protracted and costly litigation. There can be no assurance that any particular aspect of the technology owned by ISC or its subsidiaries will not be found to infringe the products of other companies. Other companies may hold or obtain patents or inventions or may otherwise claim proprietary rights to technology useful or necessary to ISC's or its subsidiaries' business. The extent to which ISC or its subsidiaries may be required to seek licenses under such proprietary rights of third parties and the cost or availability of such license, cannot be predicted. While it may be necessary or desirable in the future to obtain licenses relating to one or more of its proposed products or relating to current or future technologies, there can be no assurance that ISC or its subsidiaries will be able to do so on commercially reasonable terms.

     Government Rights. Whatever degree of protection, if any, is afforded ISC or its subsidiaries through its patents, proprietary information and other intellectual property, this protection will not extend to government markets that utilize certain segments of ISC's technology. The government has the right to royalty-free use of technologies which ISC has developed under government contracts, including portions of ISC's stacked circuitry technology. ISC is free to commercially exploit such government-funded technologies and may assert its intellectual property rights to seek to block other non-government users thereof, but there can be assurances of success in such endeavors.

     Competition. ISC and its subsidiaries face strong competition. Most competitors have considerably greater financial, marketing and technological resources than does ISC or its subsidiaries. There is no assurance that ISC or its subsidiaries will be able to compete successfully with such other companies.

     Dependence on Suppliers. ISC and its subsidiaries extensively use suppliers in the manufacture of their products. At the projected level of operations, both ISC and its subsidiaries have identified sources that are believed to be adequate to meet identified needs. However, there is no assurance that ISC or its subsidiaries will be able to cover changing manufacturing needs in the future. Failure to do so will have a material adverse impact on the operations of ISC and its subsidiaries.

     Possible Technological Advances. ISC and its subsidiaries are in industries characterized by continuing technological development and, accordingly, will be required to devote substantial resources to improve already technologically complex products. Many companies in these industries devote considerably greater resources to research and development than does ISC or its subsidiaries. Developments by any of these companies could have a materially adverse effect on ISC.

     Dependence on Key Personnel. ISC and its subsidiaries will depend to a large extent on the abilities and continued participation of certain key employees. The loss of key employees could have a material adverse effect on the businesses of ISC and its subsidiaries. ISC and its subsidiaries have adopted employee Stock Option Plans designed to attract and retain key employees. The value of such options to the subsidiaries will be strongly tied to the timing of any future IPOs, of which there can be no assurance, and there can, accordingly, be no guarantee of the efficacy of such options in retaining key employees. Neither ISC or its subsidiaries presently maintain "key man" insurance on any key employees. ISC believes that, as its activities and those of its subsidiaries increase and change in character, additional, experienced personnel will be required to implement the business plans of ISC and its subsidiaries. Competition for such personnel is intense and there is no assurance that they will be available when required, or that ISC or its subsidiaries will have the ability to attract them.

The above factors are not intended to be inclusive. Failure to satisfactorily achieve any of the Company's objectives or avoid any of the above or other risks would likely have a material adverse effect on the Company's business and results of operations.

Item 2.  Properties

The following table sets forth information with respect to the Company's facilities:

                           Location          Square Feet   Lease Expiration
                    ----------------------   -----------   ----------------
     ATD            Costa Mesa, California     18,973      September 2001

     MSI            Costa Mesa, California      4,500      September 2001

     Novalog        Costa Mesa, California      4,100      April 1999

     All Other      Costa Mesa, California      6,400      September 2001
                                               ------
                                     Total     33,973

The facilities used by ATD include laboratories containing clean rooms for operations requiring a working environment with reduced atmospheric particles. The Company believes that its facilities are adequate for their respective operations, and that the facilities of the Company are maintained in good repair. The Company plans to consolidate Novalog with its other facilities upon the expiration of Novalog's lease.

Item 3.  Legal Proceedings.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

                                    PART II
                                    -------

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The following table sets forth the range of representative high and low bid prices of the Company's Common Stock (NASDAQ SmallCap Market symbol: IRSN) in the over-the-counter market for the periods indicated, as furnished by NASD, Inc. These prices represent prices among dealers, do not include retail markups, markdowns or commissions, and may not represent actual transactions. The Common Stock is also listed on the Boston Stock Exchange under the symbol "ISC."

                                                        Common Stock
                                                         Bid Prices
                                                     High          Low
                                                   --------      --------
Fiscal Year Ended September 27, 1998:
      First Quarter                                $1 1/32       $1
      Second Quarter                               $2 21/32      $2 19/32
      Third Quarter                                $2 1/32       $2
      Fourth Quarter                               $2 29/32      $1 11/32

Fiscal Year Ended September 28, 1997
      First Quarter                                $1 1/2        $0 27/32
      Second Quarter                               $1 9/16       $1
      Third Quarter                                $1 5/32       $0 31/32
      Fourth Quarter                               $1 9/16       $1 7/32

On January 7, 1999, the closing bid and ask prices for the Company's Common Stock were $1 13/32 and $1 7/16 respectively.

On January 7, 1999, there were approximately 859 stockholders of record and approximately 9,300 beneficial holders based on information provided by the Company's transfer agent.

The Company has not paid cash dividends on any class of its stock since its incorporation. Under Delaware law there are certain restrictions which limit the Company's ability to pay cash dividends.

Item 6.  Selected Financial Data.

The following table summarizes certain selected consolidated financial data and is qualified by the more detailed Consolidated Financial Statements incorporated herein by reference (see Item 8, below):

                                                                              FISCAL YEAR ENDED
                                                ------------------------------------------------------------------------------
                                                September 27,    September 28,    September 29,     October 1,     October 2,
                                                     1998             1997             1996            1995           1994
                                                --------------   --------------   --------------   ------------   ------------
Consolidated Statement of Operations Data:
------------------------------------------
Total revenues                                    $ 9,314,500     $ 13,693,200     $ 12,024,200    $ 8,041,400    $ 5,139,400

Loss from operations                               (5,798,200)     (14,809,200)     (11,154,700)    (3,071,500)    (2,629,500)

Net loss                                           (4,243,500)     (14,875,600)     (15,914,700)    (4,137,500)    (2,463,900)

Basic and diluted net loss per common
and common equivalent share                       $     (0.19)    $      (0.73)    $      (0.94)   $     (0.28)   $     (0.18)

Weighted average number of
shares outstanding                                 24,597,700       20,475,100       16,874,300     14,966,500     14,141,500

Shares used in computing
net loss per share                                 24,597,700       20,475,100       16,874,300     14,966,500     14,141,500

Loss per common and common equivalent shares includes, where applicable, cumulative and imputed dividends on Preferred Stock which have not been declared or paid.

                                      September 27,   September 28,    September 29,   October 1,    October 2,
                                          1998             1997            1996           1995          1994
                                      -------------   --------------   -------------   -----------   -----------
Consolidated Balance Sheet Data:
--------------------------------
Current assets                           $4,802,700     $ 6,637,200      $ 9,648,200   $ 9,927,500   $ 6,795,500

Current liabilities                      $2,296,000     $ 7,395,600      $ 5,787,100   $ 3,545,400   $ 1,355,400

Working capital                          $2,506,700     $  (758,400)     $ 3,861,100   $ 6,382,100   $ 5,440,100

Total assets                             $7,064,700     $ 9,449,300      $21,742,200   $15,609,200   $10,355,400

Long-term debt                           $  933,700     $ 1,207,000      $ 3,165,600   $   201,200   $    81,100

Shareholders' equity (deficit)           $2,347,000     $(2,939,900)     $ 8,312,700   $ 9,494,100   $ 8,800,400

Item 7.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operation.
          ---------------------

The information required by Item 7 of this report is set forth on pages 2 through 4 of the Company's 1998 Annual Report to Stockholders and is incorporated by reference in this Annual Report on Form 10-K.

Item 7a.  Quantitative and Qualitative Disclosures about Market Risk.
          -----------------------------------------------------------

None

Item 8.   Financial Statements and Supplementary Data.
          --------------------------------------------

The financial statements, together with the reports thereon appearing on pages 5 through 18 of the Company's 1998 Annual Report to Stockholders are incorporated by reference to this Annual Report on Form 10-K. With the exception of the aforementioned information and the information incorporated in Item 7, the 1998 Annual Report to Stockholders is not deemed to be filed as part of this Annual Report on Form 10-K.

Item 9.   Changes in and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
          Financial Disclosure.
          ---------------------

Change in certifying accountant previously reported on the Company's Form 8-K filed October 2, 1998.

                                    PART III
                                    --------

The following items included in the Company's Definitive Proxy Statement dated January 25, 1999 to be used in connection with the Company's Annual Meeting of Stockholders to be held on February 26, 1999 are incorporated herein by reference:

                                                                            Pages in Proxy
                                                                            --------------
Item 10.  Directors and Executive Officers of the Registrant.                      2-5

Item 11.  Executive Compensation.                                                 7-10

Item 12.  Security Ownership of Certain Beneficial Owners and Management.          7-8

Item 13.  Certain Relationships and Related Transactions.                           15

                                    PART IV
                                    -------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  The following documents are filed as part of this report:

     1.   Financial Statements

                                                              Pages in
                                                           Annual Report*
                                                           --------------
          Consolidated Balance Sheets                              5
          Consolidated Statements of Operations                    6
          Consolidated Statement of Shareholders' Equity           7
          Consolidated Statements of Cash Flows                    8
          Notes to Consolidated Financial Statements            9-19
          Reports of Independent Certified Public Accountants  19-20

          * Incorporated by reference from the indicated pages of the 1998 Annual Report to Stockholders.

     2.   Financial Statement Schedules:

          Reports of Independent Certified Public Accountants on Financial Statements Schedules for the fiscal years ended September 27, 1998 and September 28, 1997, and September 29, 1996.

          Schedule II - Valuation and Qualifying Accounts

          Schedule III - Amounts Due From Directors and Officers.

          All other schedules have been omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto which have been incorporated herein by reference.

     3. Exhibits - The following is a list of the exhibits encompassed in this report:

Exhibit
Number    Exhibit Description
------    -------------------
3.1       Certificate of Incorporation, as amended to date.(8)
3.2       By-Laws, as amended to date.(14)
4.1       Specimen Common Stock certificate. (8)
10.2 Lease Agreements for the premises at 3001 Redhill Avenue, Building III, Costa Mesa, California. (11)
10.3 Employee Stock Bonus Plan and Trust Agreement dated June 29, 1982 effective December 31, 1982 (3)
          Amendment dated December 14, 1982 (4)
10.4 Amendment to Employee Stock Bonus Plan and Trust Agreement dated September 25, 1990. (8)
10.5 Master Trust Agreement for Employee Deferred Benefit Plans dated August 22, 1990. (5)
10.6      Agreement with R&D Leasing, Ltd. and Note Payable dated June 23, 1989.
          (6)
10.7      License Agreement with R&D Leasing, Ltd. dated October 20, 1989.(6)
10.8      Agreement with R&D Leasing, Ltd. dated October 1, 1990. (7)
10.9 Contract between the Company and U.S. Army Strategic Defense Command dated September 28, 1990. (7)
10.10 1991 Stock Option Plan, as adopted by the Board of Directors December 9, 1991 (8)
10.11     Form of Stock Option Agreement for 1991 Stock Option Plan. (9)
10.12 Contract between the Company and Office of Naval Research dated July 8, 1993. (10)
10.13 Amendment to Employee Stock Bonus Plan and Trust agreement dated October 4, 1993. (12)
10.15 Contract between the Company and Naval Air Warfare Center dated March 31, 1995. (12)
10.16 License Agreement with Unitrode Integrated Circuits Corporation dated May 30, 1995. (12)
10.22 Contract between the Company and NASA Management Office - JPL dated March 12, 1996 (14)
10.23 Contract between the Company and Office of Naval Research dated July 19, 1996 (14)
10.24 Contract between the Company and Wright-Patterson Air Force Base dated August 12, 1996 (14)

10.25     Purchase Order from Loral Federal Systems Co. dated April 26, 1996
          (14)
13 Portions of Registrant's Annual Report to Stockholders for the fiscal year ended September 27, 1998.
21        Subsidiaries of the Registrant
23.1      Consent of Grant Thornton LLP, Independent Accountants
23.2      Consent of PricewaterhouseCoopers LLP, Independent Accountants
24        Consent of Thomas J. Plante, Esq., Patent Counsel
27        Financial Data Schedule.

(1) Incorporated by reference to Part II of Registrant's Registration Statement on Form S-18 filed with the Commission's Los Angeles Regional Office on December 23, 1981 (Registration No. 2-75512-LA) (the "S-18 Registration Statement").
(2) Incorporated by reference to Part II of Pre-effective Amendment No. 1 to the S-18 Registration Statement filed with the Commission's Los Angeles Regional Office on February 10, 1982; 1987 amendment filed by amendment to Form 10-K for the fiscal year ended September 27, 1987.
(3) Incorporated by reference to Part II of Pre-effective Amendment No. 3 to the S-18 Registration Statement filed with the Commission's Los Angeles Regional Office on May 27, 1982.
(4) Incorporated by reference to Part II of Registrant's Registration Statement on Form S-1 filed with the Commission on March 23, 1983 (Registration No. 2-82596) (the "S-1 Registration Statement").
(5) Incorporated by reference to Part II of Pre-effective Amendment No. 3 to the Form S-2 filed with the Commission on March 3, 1987 (Registration No. 33-10134).
(6) Incorporated by reference to Part IV of Registrant's Annual Report on Form 10-K for the fiscal year ended October 1, 1989.
(7) Incorporated by reference to Part IV of Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1990.
(8) Incorporated by reference to Part IV of Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 1991.
(9) Incorporated by reference to Part II of Pre-effective Amendment No. 2 to the Form S-2 filed with the Commission on July 9, 1992 (Registration No. 33-47977).
(10) Incorporated by reference to Part IV of Registrant's Annual Report on Form 10-K for the fiscal year ended October 3, 1993.
(11) Incorporated by reference to Part IV of Registrant's Annual Report on Form 10-K for the fiscal year ended October 2, 1994.
(12) Incorporated by reference to Part IV of Registrant's Annual Report on Form 10-K/A for the fiscal year ended October 1, 1995.
(13) Incorporated by reference to Registrant's Form 8-K dated April 19, 1996.
(14) Incorporated by reference to Part IV of Registrant's Annual Report on Form 10-K/A for the fiscal year ended September 28, 1996.

     (b) Reports on Form 8-K:
     ------------------------

     No report on Form 8-K was filed by the Company with respect to the quarter ended September 27, 1998.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         IRVINE SENSORS CORPORATION
                                         --------------------------

                                         By: /s/ James Alexiou
                                            ------------------------
                                            James Alexiou
                                            Chairman of the Board
                                            Date: January 8, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ James Evert                          /s/ Walter E. Garrigan
-----------------------------            ---------------------------------
James Evert                              Walter E. Garrigan, Director
Chief Executive Officer                  Date: January 8, 1999
(Principal Executive Officer)
Date: January 8, 1999

/s/ John C. Carson                        /s/ John J. Stuart, Jr.
-----------------------------             --------------------------------
John C. Carson, Director                  John J. Stuart, Jr.
Date: January 8, 1999                     Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)
                                          Date: January 8, 1999

/s/ Joanne S. Carson                      /s/ Frank P. Ragano
-----------------------------             --------------------------------
Joanne S. Carson, Director                Frank P. Ragano, Director
Date: January 8, 1999                     Date:  January 8, 1999

/s/ Marc Dumont                           /s/ Vincent F. Sollitto, Jr.
-----------------------------             --------------------------------
Marc Dumont, Director                     Vincent F. Sollitto, Jr., Director
Date: January 8, 1999                     Date:  January 8, 1999

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------
                       ON FINANCIAL STATEMENT SCHEDULES
                       --------------------------------


To the Board of Directors of
Irvine Sensors Corporation

Our audit of the consolidated financial statements referred to in our report dated January 6, 1999 appearing on page 20 of the 1998 Annual Report to Shareholders of Irvine Sensors Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ GRANT THORNTON LLP

Irvine, California
January 6, 1999

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of
Irvine Sensors Corporation

Our audits of the consolidated financial statements referred to in our report dated December 16, 1997 appearing on page 19 of the 1998 Annual Report to Shareholders of Irvine Sensors Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules for the years ended September 28, 1997 and September 29, 1996 listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PRICEWATERHOUSECOOPERS LLP
PRICE WATERHOUSE LLP

Costa Mesa, California
December 16, 1997

                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                 ----------------------------------------------

                                     Balance at  Charged to               Balance
                                     Beginning   Costs and                 at End
                                      of Year     Expenses   Deductions    of Year
                                     ----------  ----------  ----------  ----------
Year ended September 27, 1998:
------------------------------
Allowance for doubtful accounts      $   10,000  $     -     $     -     $   10,000
Inventory reserves                    2,184,800   1,306,700   1,034,700   2,456,800

Year ended September 28, 1997:
------------------------------
Allowance for doubtful accounts      $   10,000  $     -     $     -     $   10,000
Inventory reserves                    2,043,700   1,156,100   1,015,000   2,184,800

Year ended September 29, 1996:
------------------------------
Allowance for doubtful accounts      $   10,000  $     -     $     -     $   10,000
Inventory reserves                      380,800   1,662,900        -      2,043,700