Form 10-Q/A
period 1998-03-29
IRVINE SENSORS CORP/DE/
filed 1999-01-27
CIK 357108

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q/A
(Mark One)

       [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 29, 1998

                                     OR

       [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
           For the Transition period from __________ to __________

                       Commission file number  1-8402
                                              -------

                         IRVINE SENSORS CORPORATION
           (Exact name of registrant as specified in its charter)


                Delaware                                33-0280334
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

                             Yes X        No
                                ---         ---

As of March 29, 1998 there were 23,171,100 shares of Common Stock outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

                           IRVINE SENSORS CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                                                               March 29,           September 29,
                                                                                 1998                   1997
                                                                          ------------------     ------------------
     Assets
     ------
     Current assets:
       Cash and cash equivalents                                            $        753,500       $      1,639,300
       Accounts receivable, net of allowances of $10,000                           2,785,600              1,237,700
       Inventory                                                                   2,695,500              2,577,300
       Prepaid expenses                                                              388,100              1,182,900
                                                                          ------------------     ------------------
         Total current assets                                                      6,622,700              6,637,200
                                                                          ------------------     ------------------
     Equipment, furniture and fixtures, net                                        2,231,100              2,775,800
     Other assets                                                                     32,100                 36,300
                                                                          ------------------     ------------------
                                                                            $      8,885,900       $      9,449,300
                                                                          ==================     ==================
     Liabilities and shareholders' equity (deficit)
     ----------------------------------------------
     Current liabilities:
       Accounts payable                                                     $      1,373,900       $      4,370,800
       Accrued expenses                                                              538,500                684,700
       Deferred revenues                                                                   -                106,100
       Notes payable and current portion of long-term debt                           506,600              2,234,000
                                                                          ------------------     ------------------
         Total current liabilities                                                 2,419,000              7,395,600
                                                                          ------------------     ------------------
     Long-term debt                                                                        -                593,200
                                                                          ------------------     ------------------
     Deferred and subordinated royalties payable - affiliated
     company                                                                         626,200                613,800
                                                                          ------------------     ------------------
     8% Convertible subordinated debentures                                                -                250,000
                                                                          ------------------     ------------------
     Minority interest in consolidated subsidiary                                  3,252,100              3,418,100
                                                                          ------------------     ------------------
     Preferred stock of consolidated subsidiary                                      118,500                118,500
                                                                          ------------------     ------------------
     Shareholders' equity (deficit):

       Preferred stock, $0.01 par value, 500,000 shares
       authorized;
         8,785 shares Series B Convertible Cumulative
         Preferred issued and outstanding; aggregate liquidation
         preference of $238,500                                                           50                     50
         4,974 shares Series C Convertible Cumulative
         Preferred issued and outstanding; aggregate liquidation
         preference of $264,100                                                           50                     50
         37,750 and no shares Series D Convertible Preferred
         issued and outstanding                                                          400                      -
         Common stock, $0.01 par value, 40,000,000 shares
         authorized;
         23,171,100 and 21,541,300 shares issued and outstanding                     231,700                215,400
       Common stock warrants and unit warrants;  118,000 and                               -                      -
       340,000 outstanding
       Paid-in capital                                                            51,620,000             46,424,100
       Accumulated deficit                                                       (49,382,100)           (49,579,500)
                                                                          ------------------     ------------------
         Total shareholders' equity (deficit)                                      2,470,100             (2,939,900)
                                                                          ------------------     ------------------
                                                                            $      8,885,900       $      9,449,300
                                                                          ==================     ==================

 See Accompanying Condensed Notes to Consolidated Financial Statements.

                           IRVINE SENSORS CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                       13 Weeks Ended                                   26 Weeks Ended
                                             -------------------------------------          -------------------------------------
                                                 March 29,              March 30,               March 29,              March 30,
                                                   1998                   1997                    1998                   1997
                                             --------------         --------------          --------------         --------------
Revenues:
  Contract research & development            $    1,996,700         $      650,300          $    3,446,200         $    3,261,400
  Product sales                                     536,600              2,604,000               1,255,000              3,668,000
                                             --------------         --------------          --------------         --------------
  Total revenues                                  2,533,300              3,254,300               4,701,200              6,929,400

Cost and expenses:
  Cost of contract  revenues                      1,659,200                682,300               3,047,100              2,480,400
  Cost of product sales                             236,700              3,930,000               1,178,200              5,969,700
  General & administrative                          651,200                880,600               1,344,000              1,733,500
  Research and development                           63,400                480,200                 202,100                911,900
                                                  2,610,500              5,973,100               5,771,400             11,095,500
                                             --------------         --------------          --------------         --------------

Loss from operations                                (77,200)            (2,718,800)             (1,070,200)            (4,166,100)

  Interest expense                                  (23,900)               (98,500)                (99,000)              (225,400)
  Interest income                                     3,300                 13,400                   9,000                 16,300
                                             --------------         --------------          --------------         --------------
Loss before minority interest
  and income taxes                                  (97,800)            (2,803,900)             (1,160,200)            (4,375,200)

Minority interest in loss of  subsidiary           (114,200)               (72,900)               (214,100)              (123,300)

Provision for income  taxes                           2,400                  1,600                   2,600                  1,800
                                             --------------         --------------          --------------         --------------

Income (loss) before extraordinary item              14,000             (2,732,600)               (948,700)            (4,253,700)

Extraordinary item - debt extinguishment                  -                      -               1,146,100                      -
                                             --------------         --------------          --------------         --------------

Net income (loss)                          $         14,000       $     (2,732,600)       $        197,400       $     (4,253,700)
                                             ==============         ==============          ==============         ==============

Basic and Diluted Earnings Per Share :

  Loss before extraordinary item           $          (0.02)      $          (0.13)       $          (0.06)      $          (0.21)
                                             --------------         --------------          --------------         --------------

  Extraordinary item                       $              -       $              -        $           0.05       $              -
                                             --------------         --------------          --------------         --------------

  Net  loss                                $          (0.02)      $          (0.13)       $          (0.01)      $          (0.21)
                                             ==============         ==============          ==============         ==============

Weighted average number
  of shares outstanding                          22,935,300             20,506,700              22,417,700             19,916,700
                                             ==============         ==============          ==============         ==============

     See Accompanying Condensed Notes to Consolidated Financial Statements.

                           IRVINE SENSORS CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                        26 Weeks Ended
                                                                 -------------------------------------------------------------------

                                                                           March 29, 1998                  March 30, 1997
                                                                           --------------                  --------------
Cash flows from operating activities:
  Cash received from customers                                             $    3,153,300                  $    7,490,600
  Cash paid to suppliers and employees                                         (5,967,900)                     (8,311,500)
  Interest received                                                                 9,000                          16,300
  Interest paid                                                                   (99,000)                       (261,200)
  Income taxes paid                                                                (2,600)                         (1,800)
                                                                           --------------                  --------------
   Net cash used in operating activities                                   $   (2,907,200)                 $   (1,067,600)

Cash flows from investing activities:
  Equipment disposal                                                               37,800                               -
  Capital facilities and equipment expenditures                                  (158,400)                       (761,800)
                                                                           --------------                  --------------
   Net cash used in investing activities                                         (120,600)                       (761,800)

Cash flows from financing activities:
  Proceeds from issuance of preferred shares                                    4,200,900                               -
  Common stock issued for services                                                261,700                               -
  Principal payments under notes payable
   and capital lease obligations                                               (2,320,600)                        (40,700)
  Proceeds from issuance of minority
   interest in subsidiary                                                               -                       1,482,600
                                                                           --------------                  --------------
   Net cash provided by financing activities                                    2,142,000                       1,441,900
                                                                           --------------                  --------------

Net decrease in cash and cash equivalents                                        (885,800)                       (387,500)
Cash and cash equivalents at beginning of period                                1,639,300                       1,954,000
                                                                           --------------                  --------------
Cash and cash equivalents at end of period                                 $      753,500                  $    1,566,500
                                                                           ==============                  ==============

Reconciliation of net income (loss) to net cash used in operating activities:
Net income (loss)                                                          $      197,400                  $   (4,253,700)
Adjustments to reconcile net income (loss) to
  net cash used in operating activities:
  Depreciation and amortization                                            $      665,300                  $    1,558,800
  Common stock issued to employee retirement plan                                 500,000                         219,000
  Minority interest in loss of subsidiary                                        (166,000)                       (123,300)
  (Increase) decrease in accounts receivable                                   (1,547,900)                        561,200
  (Increase) in inventory                                                        (118,200)                       (384,300)
  Decrease in prepaid expenses and other assets                                   799,000                         127,300
  Increase (decrease) in accounts payable
   and accrued expenses                                                        (3,143,100)                      1,009,300
 (Decrease) increase in deferred revenues                                        (106,100)                        278,100
 (Decrease) in accrued rent                                                             -                        (183,300)
  Increase in royalties accrued - affiliated company                               12,400                         123,300
                                                                           --------------                  --------------
   Total adjustments                                                           (3,104,600)                      3,186,100
                                                                           --------------                  --------------
Net cash used in operating activities                                      $   (2,907,200)                 $   (1,067,600)
                                                                           ==============                  ==============

Noncash investing and financing activities:
  Principal payment of note payable by
   issuance of common stock                                                $      500,000                  $            -
                                                                           ==============                  ==============
  Conversion of debentures to common stock                                 $      250,000                  $    2,850,000
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

Note 3 - Notes Payable

     During the three month period ended December 28, 1997, the Company entered into a Forbearance Agreement with the Company's lending Bank to redefine the repayment terms of the note payable, following the sale of the related collateral. Under the new terms of the loan, the Company paid $1,229,900 of the principal balance, and an additional $500,000 was satisfied by issuing 550,000 shares of common stock to the lender; and under the terms of the agreement, dependent on the market price of the shares when sold, the Company will receive a refund if the proceeds from the sale exceeds $500,000. These shares have been included in the April 1998 registration statement referred to in Note 2.

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

Note 5 - Issuance of Common and Preferred Stock

     As referred to in the Company's Annual Report on Form 10-K for fiscal 1997 (see "Management's Discussion of Liquidity, Capital Resources and Impact of Changing Prices"), the Company began the sale of Series D Convertible Preferred Stock Units in a private placement to certain accredited investors in December 1997 and continued to accept subscriptions thereto through January 2, 1998, at which time, the Company sold an additional 24,750 Units. The Company has issued an aggregate of 37,750 Units at a price of $100.00 per Unit and the net proceeds of $3,284,100 from the sale of these securities have been added to the Company's general funds.

     The Series D Convertible Preferred Stock Units consist of one share of Convertible Preferred Stock, plus one five-year Warrant to purchase one share of common stock of Novalog, Inc., a subsidiary of the Company and, one five-year Warrant to purchase one share of common stock of Microsensors Inc., a wholly-owned subsidiary of the Company. Each share of Convertible Preferred Stock is convertible into common stock of the Company at the rate of 100 shares of Common for each share of Preferred D, subject to adjustment for stock splits, reverse stock splits and other similar recapitalization events. The Preferred D shares have no voting rights, except as required by law, and bear no dividends. (See
Note 7 for calculation of beneficial conversion and imputed dividend resulting from issuance of Series D Convertible Preferred Stock.) The common shares underlying the Preferred D shares have been included in the April 1998 registration statement referred to in Note 2.

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

Note 7 - Earnings Per Share

     As the Company had net losses from continuing operations for the 13 and 26 week periods of fiscal 1998 and 1997, basic and diluted net loss per share are the same.

     In its original filing on Form 10-Q for the period ended March 29, 1998, the Company did not calculate the effect of an imputed dividend associated with the sale of the Series D Convertible Preferred Stock. Basic and diluted earnings per share as shown herein applicable to common stockholders has been recalculated and includes $465,300 for the non-cash imputed dividend related to the beneficial conversion feature on 24,750 Units of the Series D Convertible Preferred stock. (See Note 5.) The beneficial conversion feature is computed as the difference between the quoted market price of a share of common stock on date of issue and the conversion price times all shares of preferred stock sold and under option. The imputed dividends are a non-cash, one-time charge based on the immediate conversion feature.

     Basic and diluted net loss per common share for the 13 and 26 week periods of fiscal 1998 and 1997 were calculated as follows:

                                                         13 Weeks Ended                                 26 Weeks Ended
                                             --------------------------------------          -------------------------------------
                                                 March 29,               March 30,               March 29,              March 30,
                                                   1998                    1997                    1998                   1997
                                             --------------          --------------          --------------         --------------
Net income (loss)                            $       14,000          $   (2,732,600)         $      197,400         $   (4,253,700)
Preferred Stock imputed dividend                   (465,300)                      -                (465,300)                     -
                                             -------------------------------------------------------------------------------------
Net loss available to Common Stockholders    $     (451,300)         $   (2,732,600)         $     (267,900)        $   (4,253,700)
                                             =====================================================================================

Basic & diluted earnings per share:
As previously reported
     Loss before extraordinary item          $            -          $        (0.13)         $        (0.04)        $        (0.21)
     Extraordinary item                      $            -          $            -          $         0.05         $            -
                                             --------------          --------------          --------------         --------------
     Net income (loss)                       $            -          $        (0.13)         $         0.01         $        (0.21)
                                             ==============          ==============          ==============         ==============
Restated :
     Loss before extraordinary item          $        (0.02)         $        (0.13)         $        (0.06)        $        (0.21)
     Extraordinary item                      $            -          $            -          $         0.05         $            -
                                             --------------          --------------          --------------         --------------
     Net loss                                $        (0.02)         $        (0.13)         $        (0.01)        $        (0.21)
                                             ==============          ==============          ==============         ==============
Weighted average number
  of shares outstanding                          22,935,300              20,506,700              22,417,700             19,916,700
                                             ==============          ==============          ==============         ==============

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

     In December 1997, the Company executed a Forbearance Agreement with its lending bank whereby the Company agreed to accelerate repayment of the Note Payable to the bank. The current portion of the debt was reduced by $1,026,900 received from the sale of the assets in October 1997. The Company also agreed, among other requirements, to reduce the principal balance by payments of $250,000 in each of the calendar quarters ending December 1997 and March 1998 and thereafter to reduce the remaining balance by a minimum of $200,000 quarterly. Execution of the Forbearance Agreement also resulted in a waiver of the Company's financial covenants defaults and an amendment to the loan agreement eliminating such financial covenants on a prospective basis. In connection therewith the Company pledged as collateral one million shares of Novalog, Inc. common stock held by the Company. The Company also paid down $500,000 of the Note with 550,000 shares of its stock and under the terms of the agreement, dependent on the market price of the shares when sold, the Company could receive a refund if the proceeds from the sale exceeds $500,000.

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



                                        Irvine Sensors Corporation
                                      ------------------------------
                                               (Registrant)


Date January 26, 1999              By:     /s/ John J. Stuart, Jr.
                                      ------------------------------
                                      John J. Stuart, Jr.
                                      Chief Financial Officer
                                      (Principal Accounting Officer)