Form 10-Q/A
period 1998-06-28
IRVINE SENSORS CORP/DE/
filed 1999-01-27
CIK 357108

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q/A

(Mark One)

   ---
    X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   ---                 SECURITIES EXCHANGE ACT OF 19
                       For the quarterly period ended June 28, 1998

                                      OR
   ---
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   ---                 SECURITIES EXCHANGE ACT OF 1934
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

                             Yes  X        No ___
                                 ---

As of June 28, 1998 there were 27,119,300 shares of Common Stock outstanding.

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

                          IRVINE SENSORS CORPORATION
                          CONSOLIDATED BALANCE SHEET

                                                                               June 28,            September 29,
                                                                                 1998                   1997
                                                                          ------------------     ------------------
Assets
------
Current assets:
 Cash and cash equivalents                                                 $        787,800       $      1,639,300
 Accounts receivable, net of allowances of $10,000                                2,787,300              1,237,700
 Inventory                                                                        3,363,900              2,577,300
 Prepaid expenses                                                                   509,300              1,182,900
                                                                          ------------------     ------------------
   Total current assets                                                           7,448,300              6,637,200
                                                                          ------------------     ------------------
Equipment, furniture and fixtures, net                                            2,127,900              2,775,800
Other assets                                                                         31,900                 36,300
                                                                          ------------------     ------------------
                                                                           $      9,608,100       $      9,449,300
                                                                          ==================     ==================
Liabilities and shareholders' equity (deficit)
----------------------------------------------
Current liabilities:
 Accounts payable                                                          $      1,304,400       $      4,370,800
 Accrued expenses                                                                   492,300                684,700
 Deferred revenues                                                                       -                 106,100
 Notes payable and current portion of long-term debt                                     -               2,234,000
                                                                          ------------------     ------------------
   Total current liabilities                                                      1,796,700              7,395,600
                                                                          ------------------     ------------------
Long-term debt                                                                           -                 593,200
                                                                          ------------------     ------------------
Deferred and subordinated royalties payable - affiliated                            626,200                613,800
 company
                                                                          ------------------     ------------------
8% Convertible subordinated debentures                                                   -                 250,000
                                                                          ------------------     ------------------
Minority interest in consolidated subsidiary                                      3,141,700              3,418,100
                                                                          ------------------     ------------------
Preferred stock of consolidated subsidiary                                          118,500                118,500
                                                                          ------------------     ------------------
Shareholders' equity (deficit):

 Preferred stock, $0.01 par value, 500,000 shares
authorized;
   6,971 shares Series B Convertible Cumulative
    Preferred issued and outstanding; aggregate liquidation
    preference of $198,700                                                               50                     50
   3,970 shares Series C Convertible Cumulative
    Preferred issued and outstanding; aggregate liquidation
    preference of $214,400                                                               50                     50
   7,400 and no shares Series D Convertible Preferred
   Issued and outstanding                                                               100                     -
 Common stock, $0.01 par value, 40,000,000 shares
authorized;
   27,119,300 and 21,541,300 shares issued and outstanding                          271,200                215,400
 Common stock warrants and unit warrants;  162,000 and                                   -                      -
340,000 outstanding
 Paid-in capital                                                                 53,515,000             46,424,100
 Accumulated deficit                                                            (49,861,400)           (49,579,500)
                                                                          ------------------     ------------------
   Total shareholders' equity (deficit)                                           3,925,000             (2,939,900)
                                                                          ------------------     ------------------
                                                                           $      9,608,100       $      9,449,300
                                                                          ==================     ==================

    See Accompanying Condensed Notes to Consolidated Financial Statements.

                          IRVINE SENSORS CORPORATION
                     CONSOLIDATED STATEMENT OF OPERATIONS

                                                       13 Weeks Ended                                   39 Weeks Ended
                                             -------------------------------------          -------------------------------------
                                                 June 28,               June 29,                June 28,               June 29,
                                                   1998                   1997                    1998                   1997
                                             --------------         --------------          --------------         --------------
Revenues :
 Contract research & development           $     1,828,000        $     1,408,300         $     5,074,200        $     4,669,700
 Product sales                                     373,500              2,316,300               1,628,500              5,984,300
 Other                                             200,000                     -                  400,000                     -
                                             --------------         --------------          --------------         --------------
 Total revenues                                  2,401,500              3,724,600               7,102,700             10,654,000

Cost and expenses:
 Cost of contract  revenues                      1,349,900              1,056,700               4,397,000              2,746,500
 Cost of product sales                             706,400              3,608,700               1,884,600             10,369,000
 General & administrative                          753,800                708,100               2,097,800              2,441,600
 Research and development                          169,800                476,900                 371,900              1,388,800
                                             --------------         --------------          --------------         --------------
                                                 2,979,900              5,850,400               8,751,300             16,945,900
                                             --------------         --------------          --------------         --------------

Loss from operations                              (578,400)            (2,125,800)             (1,648,600)            (6,291,900)

 Interest expense                                  (13,900)               (88,300)               (112,900)              (313,700)
 Interest income                                     2,300                  9,200                  11,300                 25,500
                                             --------------         --------------          --------------         --------------
Loss before minority interest
 and income taxes                                 (590,000)            (2,204,900)             (1,750,200)            (6,580,100)

Minority interest in loss of  subsidiary          (110,700)               (51,000)               (324,800)              (174,300)

Provision for income  taxes                             -                     800                   2,600                  2,600
                                             --------------         --------------          --------------         --------------

Loss before extraordinary item                    (479,300)            (2,154,700)             (1,428,000)            (6,408,400)

Extraordinary item - debt extinguishment                -                      -                1,146,100                     -

Net loss                                   $      (479,300)       $    (2,154,700)        $      (281,900)       $    (6,408,400)
                                             ==============         ==============          ==============         ==============

Basic and Diluted Earnings Per Share :

 Loss before extraordinary item            $         (0.02)       $         (0.10)        $         (0.08)       $         (0.32)
                                             --------------         --------------          --------------         --------------

 Extraordinary item                        $            -         $            -          $          0.05        $            -
                                             --------------         --------------          --------------         --------------

 Net loss                                  $         (0.02)       $         (0.10)        $         (0.03)       $         (0.32)
                                             ==============         ==============          ==============         ==============

Weighted average number
 of shares outstanding                          24,967,700             21,013,600              23,306,600             20,287,900
                                             ==============         ==============          ==============         ==============


    See Accompanying Condensed Notes to Consolidated Financial Statements.

                           IRVINE SENSORS CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                     39 Weeks Ended
                                                                 ---------------------------------------------------------
                                                                         June 28, 1998                June 29, 1997
                                                                         -------------                -------------
Cash flows from operating activities:
  Cash received from customers                                   $ 5,553,200                  $  11,621,200
  Cash paid to suppliers and employees                            (9,726,900)                   (13,215,000)
  Interest received                                                   11,300                         25,500
  Interest paid                                                     (112,900)                      (313,700)
  Income taxes paid                                                   (2,600)                        (2,600)
                                                                 -------------                -------------
   Net cash used in operating activities                                        $(4,277,900)                   $(1,884,600)

Cash flows from investing activities:
  Equipment disposal                                                  37,800                              -
  Capital facilities and equipment expenditures                     (229,400)                    (1,012,600)
                                                                 -------------                -------------
   Net cash used in investing activities                                           (191,600)                    (1,012,600)
Cash flows from financing activities:
  Proceeds from issuance of common & preferred stock               4,713,400                              -
  Common stock issued for services                                   261,700                          7,600
  Principal payments under notes payable
   and capital lease obligations                                  (2,327,200)                      (136,100)
  Proceeds from stock sale by bank                                   921,700                              -
  Proceeds from issuance of minority
   interest in subsidiary                                             48,400                      1,884,500
                                                                 -------------                -------------
   Net cash provided by financing activities                                      3,618,000                      1,756,000
                                                                                -----------                    -----------

Net decrease in cash and cash equivalents                                          (851,500)                    (1,141,200)
Cash and cash equivalents at beginning of period                                  1,639,300                      1,954,000
                                                                                -----------                    -----------
Cash and cash equivalents at end of period                                      $   787,800                    $   812,800
                                                                                ===========                    ===========

Reconciliation of net income (loss) to net cash used in operating activities:
Net loss                                                                        $  (281,900)                   $(6,408,400)
Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation and amortization                                  $   839,500                  $   2,367,700
  Common stock issued to employee retirement plan                    500,000                        397,300
  Minority interest in loss of subsidiary                           (324,800)                      (174,300)
  (Increase) decrease in accounts receivable                      (1,549,600)                       967,200
  (Increase) decrease in inventory                                  (786,600)                       244,300
  Decrease in prepaid expenses and other assets                      678,000                        121,600
  Increase (decrease) in accounts payable
   and accrued expenses                                           (3,258,800)                     1,956,900
 (Decrease) in deferred revenues                                    (106,100)                    (1,278,100)
 (Decrease) in long-term accrued expenses                                  -                       (275,000)
  Increase in royalties accrued - affiliated company                  12,400                        196,200
                                                                 -----------                     ------------
   Total adjustments                                                             (3,996,000)                     4,523,800
                                                                                 -----------                   -----------
Net cash used in operating activities                                           $(4,277,900)                   $(1,884,600)
                                                                                 ===========                   ===========

Non-cash investing and financing activities:
  Principal payment of note payable by
   issuance of common stock                                                     $   500,000                    $         -
                                                                                 ===========                   ===========
  Conversion of debentures to common stock                                      $   250,000                    $ 3,000,000
                                                                                 ===========                   ===========
  Conversion of preferred to common stock                                       $    30,300                    $         -
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

Note 3 - Bank Loan

     In December 1997, the Company executed a Forbearance Agreement with its lending bank whereby the Company agreed to accelerate repayment of the Note Payable to the bank. The current portion of the debt was reduced by $1,026,900 which was received from the sale of the assets in October 1997. The Company also agreed, among other requirements, to reduce the principal balance by payments of $250,000 in each of the calendar quarters ending December 1997 and March 1998 and thereafter to reduce the remaining balance by a minimum of $200,000 quarterly. Execution of the Forbearance Agreement also resulted in a waiver of the Company's financial covenant defaults and an amendment to the loan agreement eliminating such financial covenants on a prospective basis. In connection therewith, the Company pledged as collateral one million shares of Novalog, Inc. common stock held by the Company. The Company also paid down $500,000 of the Note with 550,000 shares of its stock and under the terms of the agreement, dependent on the market price of the shares when sold, the Company would receive a refund if the proceeds from the sale exceeded $500,000. These shares have been included in the April 1998 registration statement referred to in Note 2. Subsequently, the Company was informed by the bank that it sold the 500,000 shares and that the proceeds exceeded $500,000. After applying the proceeds to the then remaining balance of the note the bank, through June 28, 1998, remitted $772,000 to the Company and advised the Company that estimated additional proceeds, net of expected expenses, of $150,000 were to be remitted to the Company. The Company recognized these refunds and expected refundable proceeds in the third quarter of 1998 in the approximate net amount of $922,000. The Company has recorded the proceeds that exceeded $500,000 as paid-in capital. In its original filing on Form 10-Q for the period ended June 28, 1998, the Company reported these proceeds as extraordinary gain from debt extinguishment. On review, the Company determined that the more appropriate treatment was to record the excess proceeds as paid-in capital. This resulted in the following changes:

Consolidated Balance Sheet :                       June 28, 1998
----------------------------                       -------------
       Paid-in Capital
              As previously reported               $ 52,593,300
              Restated                             $ 53,515,000
       Accumulated deficit
              As previously reported               $(48,939,700)
              Restated                             $(49,861,400)

                                                   13 Weeks ended                 39 weeks ended
Consolidated Statement of Operations               June 28, 1998                  June 28, 1998
------------------------------------               --------------                 --------------
       Extraordinary item  debt extinguishment
              As previously reported               $ 921,700                      $2,067,800
              Restated                             $       -                      $1,146,100
       Net income (loss)
              As previously reported               $ 442,400                      $  639,800
              Restated                             $(479,300)                     $ (281,900)

Consolidated Statement of Cash Flows
------------------------------------
       Proceeds from stock sale by bank
              As previously reported                                              $      -
              Restated                                                            $921,700

See also Note 10 for restated earnings per share which includes the effect of this adjustment.


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

Note 5 - Series D Convertible Preferred Units

     As referred to in the Company's Annual Report on Form 10-K for fiscal 1997 (see "Management's Discussion of Liquidity, Capital Resources and Impact of Changing Prices"), the Company began the sale of Series D Convertible Preferred Stock Units in a private placement to certain accredited investors in December 1997 and continued to accept subscriptions thereto through January 2, 1998, at which time, the Company sold an additional 24,750 Units. The Company issued an aggregate of 37,750 Units at a price of $100.00 per Unit and the net proceeds of $3,284,100 from the sale of these securities were added to the Company's general funds.

   The Series D Convertible Preferred Stock Units consist of one share of Convertible Preferred Stock, plus one five-year Warrant to purchase one share of common stock of Novalog, Inc., a subsidiary of the Company and, one five-year Warrant to purchase one share of common stock of Microsensors Inc., a wholly-owned subsidiary of the Company. Each share of Convertible Preferred Stock is convertible into common stock of the Company at the rate of 100 shares of Common for each share of Preferred D, subject to adjustment for stock splits, reverse stock splits and other similar recapitalization events. The Preferred D shares have no voting rights, except as required by law, and bear no dividends. (See
Note 10 for calculation of beneficial conversion and imputed dividend resulting from issuance of Series D Convertible Preferred Stock.) The common shares underlying the Preferred D shares were included in the April 1998 registration statement (see Note 2). In connection with this private placement of 37,750 units, the Company granted to the placement agent a warrant to purchase up to 500 units of Series D Convertible Preferred Stock units at a price of $1.10 per unit which was 110% of the private placement price of the Units. The warrant is exercisable during the period beginning the earlier of one year from January 2, 1998 or the date of registration and expiring on January 2, 2003. The warrants were exercised in May 1998 and the proceeds of $55,000 were added to the Company's general funds.

   As of June 28, 1998, at the request of the holders thereof, a total of 30,350 shares of Series D Convertible Preferred Stock have been converted into 3,035,000 shares of common stock.

Note 6  Issuance of Common Stock

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

Note 7  Private Placement of Common Stock

   In April 1998, the Company issued, in a private placement to accredited investors, 700,000 unregistered shares of the Company's common stock. The net proceeds of $980,000 from this private placement have been added to the Company's general funds.

Note 8  Employee Retirement Plan

     In January 1998, the Board of Directors authorized a contribution to the Employee Stock Bonus Plan, (the Company's ERISA-qualified Employee Retirement
Plan). The amount represents an annual contribution for fiscal year 1998 and was made in 333,334 shares of the Company's common stock, which have been issued to the Plan.

Note 9  Debt Extinguishment

     On December 26, 1997, the Company made a $490,000 cash payment to extinguish its remaining obligations under a Settlement Agreement with a vendor. Accordingly, the Company recorded an extraordinary gain of $1,146,100 on the extinguishment of debt and reduced accounts payable by the corresponding amount.

Note 10  Earnings Per Share

   As the Company had net losses from continuing operations for the 13 and 39 week periods of fiscal 1998 and 1997, basic and diluted net loss per share are the same.

   In its original filing on Form 10-Q for the periods ended March 29, 1998, and June 28, 1998, the Company did not calculate the effect of an imputed dividend associated with the sale of the Series D Convertible Preferred Stock. Earnings per share have been recalculated below for the effect of the imputed dividend and for the effect of the extraordinary gain restatement discussed in Note 3. Accordingly, basic and diluted earnings per share as shown herein applicable to common stockholders includes $465,300 for the non-cash imputed dividend related to the beneficial conversion feature on 24,750 Units of the Series D Convertible Preferred stock. (See Note 5.) The beneficial conversion feature is computed as the difference between the quoted market price of a share of common stock on date of issue and the conversion price times all shares of preferred stock sold and under option. The imputed dividends are a non-cash, one-time charge based on the immediate conversion feature.

   Basic and diluted earnings per common share for the 13 and 39 week periods of fiscal 1998 and 1997 were calculated as follows:


                                                        13 Weeks Ended                                  39 Weeks Ended
                                             -------------------------------------          -------------------------------------
                                                 June 28,               June 29,                June 28,               June 29,
                                                   1998                   1997                    1998                   1997
                                             --------------         --------------          --------------         --------------

Net loss                                    $      (479,300)       $    (2,154,700)        $      (281,900)       $    (6,408,400)
Preferred Stock imputed dividend                          -                      -                (465,300)                     -
                                             ------------------------------------------------------------------------------------
Net loss available to Common Stkhldrs       $      (479,300)       $    (2,154,700)        $      (747,200)       $    (6,408,400)
                                             ====================================================================================

Basic & diluted earnings per share :
As previously reported
  Loss before extraordinary item            $         (0.03)       $         (0.10)        $         (0.06)       $         (0.32)
  Extraordinary item                        $          0.04        $             -         $          0.09        $             -
                                             --------------         --------------          --------------         --------------
  Net income (loss)                         $          0.01        $         (0.10)        $          0.03        $         (0.32)
                                             ==============         ==============          ==============         ==============

Restated
  Loss before extraordinary item            $         (0.02)       $         (0.10)        $         (0.08)       $         (0.32)
  Extraordinary item                        $             -        $             -         $          0.05        $             -
                                             --------------         --------------          --------------         --------------
  Net loss                                  $         (0.02)       $         (0.10)        $         (0.03)       $         (0.32)
                                             ==============         ==============          ==============         ==============
Weighted average number
  of shares outstanding                          24,967,700             21,013,600              23,306,600             20,287,900
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

Cost of Revenues

   Cost of contract research & development revenues as a percentage of revenues was 74% in the third quarter of fiscal 1998. This was virtually the same as the 75% in the third quarter of fiscal 1997. For the 39-week periods, fiscal 1998 shows an increase of 28% over the comparable fiscal 1997 period, due primarily to the mix of contracts. Cost of product sales in the current 39-week period at 116% of product sales was 58% lower than the comparable period last year. This substantial reduction is attributable primarily to the elimination of the high production costs the Company had experienced in fiscal 1997 at the Vermont location, which is now closed.

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

Research and Development

   The Company's Contract Revenues are predominantly research and development paid for by the Company's customers; and, as it relate to Government contracts, the Company retains royalty-free commercial rights to patented technologies and products. In addition, the Company expends its own internally generated funds on other specific research and development projects. In the third quarter the Company spent $169,800 and fiscal year to date, it has spent $371,900 in addition to the customer-funded research and development costs recorded as Contract Revenues. This represents a decrease in internally funded research and development of $1,016,900 to date this year compared to the 39-week period in fiscal 1997. Almost half of this cost-savings was related to projects at the now closed Vermont facility. There have been similar reductions of internally funded research and development expenditures in Costa Mesa and the subsidiaries operations. The Company has focused on obtaining customer funding for portions of these costs to the extent such arrangements would not jeopardize the Company's patent potentials. Notwithstanding the foregoing, the Company anticipates that there will be substantial research and development expenditures for its MSI and IMAGEK subsidiaries in the fourth quarter of 1998.

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

   In December 1997, the Company executed a Forbearance Agreement with its lending bank whereby the Company agreed to accelerate repayment of the Note Payable to the bank. The current portion of the debt was reduced by $1,026,900 received from the sale of the assets in October 1997. The Company also agreed, among other requirements, to reduce the principal balance by payments of $250,000 in each of the calendar quarters ending December 1997 and March 1998 and thereafter to reduce the remaining balance by a minimum of $200,000 quarterly. Execution of the Forbearance Agreement also resulted in a waiver of the Company's financial covenant defaults and an amendment to the loan agreement eliminating such financial covenants on a prospective basis. In connection therewith the Company pledged as collateral one million shares of Novalog, Inc. common stock held by the Company. The Company also paid down $500,000 of the Note through the issuance of 550,000 shares of its common stock and under the terms of the agreement, dependent on the market price of the shares when sold, the Company could receive a refund if the proceeds from the sale exceeded $500,000. The Company has been informed by the bank that it sold the 500,000 shares and that the proceeds have exceeded $500,000. The Bank first applied the proceeds in excess of $500,000 to extinguish the remaining balance of the note, and then refunded $772,000 to the Company. The Bank also advised the Company that there was an additional $150,000 of proceeds, net of expenses, refundable to the Company. The Company recognized these refunds and expected net refundable proceeds in the third quarter of 1998 in the approximate net amount of $922,000. The Company recorded the proceeds that exceeded $500,000 as Paid-in Capital.

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


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     (a) Exhibits.

           Exhibit 10.27* Contract # DAAH01-9B-C-R075 with US Army Aviation & Missile Command
           Exhibit 27.     Financial Data Schedule

     (b) Reports on Form 8-K.

           None

     *Previously filed

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



                                        Irvine Sensors Corporation
                                  --------------------------------------
                                               (Registrant)



Date: January 26, 1999            By:  /s/ John J. Stuart, Jr.
                                  --------------------------------------
                                  John J. Stuart, Jr.
                                  Chief Financial Officer
                                  (Principal Accounting Officer)