Form 10-Q
period 1998-12-27
IRVINE SENSORS CORP/DE/
filed 1999-02-10
CIK 357108

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-Q
  (Mark One)

  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended December 27, 1998

                                        OR

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

As of December 27, 1998 there were 29,483,500 shares of Common Stock outstanding.

                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
         --------------------
                           IRVINE SENSORS CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                                                      December 27,    September 27,
                                                                              1998            1998
                                                                      -------------   -------------
Assets                                                                 (Unaudited)
Current Assets:
 Cash                                                                   $1,219,600       $1,310,400
 Accounts receivable, net of allowances of $10,000                       1,839,900        1,766,100
 Inventory                                                               1,685,000        1,532,700
 Prepaid expenses                                                          166,000          193,500
                                                                        ----------       ----------
  Total current assets                                                   4,910,500        4,802,700
                                                                        ----------       ----------

Equipment, furniture and fixtures, net                                   2,304,300        2,224,000
Other assets                                                                38,000           38,000
                                                                        ----------       ----------
                                                                        $7,252,800       $7,064,700
                                                                        ==========       ==========

Liabilities and Shareholders' Equity
Current Liabilities:
 Accounts payable                                                       $2,381,800       $1,570,800
 Accrued expenses                                                          533,800          622,400
 Deferred revenues                                                         322,000           50,000
 Notes payable and current portion of long term debt                        52,800           52,800
                                                                        ----------       ----------
  Total current liabilities                                              3,290,400        2,296,000
                                                                        ----------       ----------

Long term debt                                                             101,600          107,500
Deferred and subordinated royalties payable - affiliated company           826,200          826,200
Minority interest in subsidiaries                                          944,700        1,488,000


Shareholders' Equity:
Preferred stock, $0.01 par value, 500,000 shares authorized:
 6,966 shares Series B Convertible Cumulative Preferred
  issued and outstanding; aggregate liquidation
  preference of $198,500                                                        50               50
 3,964 shares Series C Convertible Cumulative Preferred
  issued and outstanding; aggregate liquidation
  preference of $214,100                                                        50               50
 4,400 shares Series D Convertible Preferred issued and outstanding
  liquidation preference of $440,000                                            50               50
Common Stock, $0.01 par value, 40,000,000 shares authorized:
 29,483,500 and 28,457,700 shares
 issued and outstanding                                                    294,900          284,600
Common Stock warrants,  162,000
 issued and outstanding                                                          -                -
Paid-in capital                                                         57,348,450       55,885,250
Employee retirement plan contributions                                    (367,000)               -
Accumulated deficit                                                    (55,186,600)     (53,823,000)
                                                                      ------------     ------------
  Total shareholders' equity                                             2,089,900        2,347,000
                                                                      ------------     ------------
                                                                      $  7,252,800     $  7,064,700
                                                                      ============     ============

     See Accompanying Condensed Notes to Consolidated Financial Statements.

                           IRVINE SENSORS CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (Unaudited)

                                                     13 Weeks Ended
                                                --------------------------
                                                December 27,   December 28,
                                                       1998           1997
                                                -----------    -----------
 Revenues:
  Contract research & development               $   972,700    $ 1,449,500
  Product sales                                   1,775,200        718,400
                                                -----------    -----------
  Total revenues                                  2,747,900      2,167,900

Costs and expenses:
  Cost of contract revenues                       1,050,300      1,387,900
  Cost of product sales                           1,450,400        941,500
  General and administrative                        929,300        692,800
  Research and development                          758,800        138,700
                                                -----------    -----------
                                                  4,188,800      3,160,900
                                                -----------    -----------

Loss from operations                             (1,440,900)      (993,000)

  Interest expense                                  (14,800)       (75,100)
  Interest income                                     6,000          5,700
                                                -----------    -----------
Loss before minority interest
  and provision for income taxes                 (1,449,700)    (1,062,400)

Minority interest in loss of subsidiaries           (86,200)       (99,900)

Provision for income taxes                                -            200
                                                -----------    -----------

Loss before extraordinary item                   (1,363,500)      (962,700)
                                                -----------    -----------

Extraordinary item - debt extinguishment                  -      1,146,100
                                                -----------    -----------

Net income (loss)                               $(1,363,500)   $   183,400
                                                ===========    ===========

Basic and Diluted Earnings Per Share:

  Loss before extraordinary item                $     (0.05)   $     (0.04)
                                                -----------    -----------

  Extraordinary item                            $         -    $      0.05
                                                -----------    -----------

  Net income (loss)                             $     (0.05)   $      0.01
                                                ===========    ===========

Weighted average number
      of shares outstanding                      28,697,300     21,900,200
                                                ===========    ===========


     See Accompanying Condensed Notes to Consolidated Financial Statements.

                           IRVINE SENSORS CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                                                                         13 Weeks Ended
                                                                --------------------------------------------------------------
                                                                        December 27, 1998             December 28, 1997
                                                                ------------------------------   -----------------------------
Cash flows from operating activities:
 Cash received from customers                                    $ 2,674,100                         $ 1,999,000
 Cash paid to suppliers and employees                             (2,983,900)                         (1,999,700)
 Interest received                                                     6,000                               5,700
 Interest paid                                                       (14,800)                            (75,100)
 Income taxes paid                                                         -                                (200)
                                                                 -----------                         -----------
  Net cash used in operating activities                                         $  (318,600)                        $   (70,300)

Cash flows from investing activities:
 Equipment disposal                                                        -                              37,800
 Capital facilities and equipment expenditures                      (282,400)                            (17,800)
                                                                 -----------                         -----------
  Net cash (used in) provided by investing activities                              (282,400)                             20,000

Cash flows from financing activities:
 Proceeds from issuance of preferred shares                                -                           1,122,900
 Minority interest in subsidiaries                                   324,900                                   -

 Principal payments under notes payable
  and capital lease obligations                                       (5,900)                         (1,222,900)
 Proceeds from issuance of common stock & warrants                   191,200                                   -
                                                                 -----------                         -----------
  Net cash provided by financing activities                                         510,200                            (100,000)
                                                                                -----------                         -----------

Net decrease in cash and cash equivalents                                           (90,800)                           (150,300)
Cash and cash equivalents at beginning of period                                  1,310,400                           1,639,300
                                                                                -----------                         -----------
Cash and cash equivalents at end of period                                      $ 1,219,600                         $ 1,489,000
                                                                                ===========                         ===========

Reconciliation of net loss to net cash used in operating activities:
Net income (loss)                                                               $(1,363,500)                        $   183,400
Adjustments to reconcile net income (loss) to
 net cash used in operating activities:
 Depreciation and amortization                                   $   184,200                         $   390,900
 Non-cash employee retirement plan contribution                      151,100                             113,000
 Minority interest in net loss of subsidiaries                       (86,200)                            (99,900)
 Extraordinary gain                                                        -                          (1,146,100)
 Common stock issued to pay operating expenses                             -                             261,700
 Increase in accounts receivable                                     (73,800)                            (62,100)
 Increase in inventory                                              (152,300)                           (108,100)
 Decrease in prepaid expenses and other assets                        27,500                           1,055,200
 Increase (decrease) in accounts payable
  and accrued expenses                                               722,400                            (562,900)
 (Decrease) increase in deferred revenues                            272,000                            (106,100)
 Increase in royalties accrued - affiliated company                        -                              10,700
                                                                 -----------                         -----------
  Total adjustments                                                               1,044,900                            (253,700)
                                                                                -----------                         -----------
Net cash used in operating activities                                           $  (318,600)                        $   (70,300)
                                                                                ===========                         ===========

Noncash investing and financing activities:
 Common stock issued
  To pay bank debt                                                              $         -                         $   500,000
                                                                                ===========                         ===========
 Conversion of debentures to common stock                                       $         -                         $   250,000
                                                                                ===========                         ===========
 Exchange of subsidiary stock                                                   $   982,800                         $         -
                                                                                ===========                         ===========


     See Accompanying Condensed Notes to Consolidated Financial Statements.

                          IRVINE SENSORS CORPORATION
             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General

   The information contained in the following Condensed Notes to Consolidated Financial Statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the 1998 Annual Report to Shareholders of Irvine Sensors Corporation (the "Company"). It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

   The consolidated financial information as of December 27, 1998 and December 28, 1997 included herein is unaudited but includes all normal recurring adjustments which, in the opinion of management of the Company, are necessary to present fairly the consolidated financial position of the Company at December 27, 1998, the results of its operations for the 13 week periods ended December 27, 1998 and December 28, 1997 and its cash flows for the 13 week periods ended December 27, 1998 and December 28, 1997. Certain reclassifications have been made to prior year's financial statements to conform to the current year presentation.

   The consolidated financial statements include the accounts of Irvine Sensors Corporation and its subsidiaries, Novalog, Inc. ("Novalog"), MicroSensors, Inc. ("MSI"), Imagek, Inc. ("Imagek"), 3D Microelectronics, Inc. and 3D Microsystems, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.


Note 2 - Related Party Transactions

   In April 1980, the Company entered into an agreement with R&D Leasing Ltd.,
(RDL), a limited partnership in which the Company's Chairman and a Senior Vice President are general partners with beneficial interests, to design an electronic circuit, to develop certain fabrication processes and to build equipment for testing electronic integrated circuits. In connection with the development of the electronic test equipment under the RDL agreement, certain other proprietary fabrication processes were developed to which RDL retained ownership. Upon the occurrence of certain specified events, such as the use of patented fabrication processes in connection with contracts, the agreement with RDL provides that the Company will pay RDL a royalty fee based on a percentage of revenues from sales of the basic devices using the processes created during the development of this equipment. As of December 27, 1998 and September 27, 1998 the Company had accrued $826,200 in deferred royalties payable to RDL.

Note 3 - Series D Convertible Preferred Stock Units

     As referred to in the Company's Annual Report on Form 10-K for fiscal 1998 (see "Management's Discussion of Liquidity, Capital Resources and Impact of Changing Prices"), the Company began the sale of Series D Convertible Preferred Stock Units in a private placement to certain accredited investors in December 1997 and continued to accept subscriptions thereto through January 2, 1998, at which time, the Company sold an additional 24,750 Units. The Company issued an aggregate of 37,750 Units at a price of $100.00 per Unit and the net proceeds of $3,284,100 from the sale of these securities were added to the Company's general funds.

The Series D Convertible Preferred Stock Units consist of one share of Convertible Preferred Stock, plus one five-year Warrant to purchase one share of common stock of Novalog, Inc., a subsidiary of the Company and, one five-year Warrant to purchase one share of common stock of MicroSensors, Inc., a wholly-owned subsidiary of the Company. Each share of Convertible Preferred Stock is convertible into common stock of the Company at the rate of 100 shares of Common for each share of Preferred D, subject to adjustment for stock splits, reverse stock splits and other similar recapitalization events. The Preferred D shares have no voting rights, except as required by law, and bear no dividends. In connection with this private placement of 37,750 units, the Company granted to the placement agent a warrant to purchase up to 3,775 units of Series D Convertible Preferred Stock units at a price of $110 per unit which was 110% of the private placement price of the Units. The warrant is exercisable during the period beginning the earlier of one year from January 2, 1998 or the date of registration and expiring on January 2, 2003. Warrants to purchase 500 units were exercised in May 1998 and warrants to purchase 1,000 units were exercised in October and December 1998. All of the proceeds were added to the Company's general funds.

Note 4 - Debt Extinguishment

   On December 26, 1997, the Company made a $490,000 cash payment to extinguish its remaining obligations under a Settlement Agreement with a vendor. Accordingly, the Company recorded an extraordinary gain of $1,146,100 on the extinguishment of debt and reduced accounts payable by the corresponding amount.


Note 5 - Employee Retirement Plan

      On December 22, 1998, the Board of Directors authorized a contribution to the Employee Stock Bonus Plan, (the Company's ERISA-qualified Employee Retirement Plan). The amount represents an annual contribution for fiscal year 1999 and was made in 330,000 shares of the Company's common stock, which have been issued to the Plan. The value of the shares, $500,100, has been added to the Company's paid-in capital, and the expense of the contribution is being amortized on a quarterly basis during the fiscal year based on payroll in each quarterly period. The unamortized portion of the contribution has been recorded in a contra-equity account.

Note 6 - Minority Interest in Subsidiaries

      At various dates in October, November and December 1998, holders of 1,125,000 shares of common stock of Novalog exercised warrants to exchange these shares for 587,500 shares of common stock of the Company resulting in an increase of $982,800 in total shareholder's equity and a corresponding decrease in minority interest in consolidated subsidiary.

     In October and November 1998, Imagek issued 25,900 shares of its Series A Convertible Preferred Stock (the "Series A Preferred") in a Private Placement. The Series A Preferred bears no yield, has a priority in liquidation and is convertible into common stock of Imagek, at the election of the holder, at the rate of 10 common shares for each 1 share of Series A Preferred tendered for conversion. The net proceeds of $324,900 resulting from this transaction was added to Imagek's general funds and is reflected in the consolidated cash position of the Company.

Note 7 - Inventories

      Inventories consist of the following:

                 December 27,           September 27,
                    1998                     1998
                 ------------------------------------

Raw materials    $         -            $         -
Work in process     1,518,700              1,435,400
Finished goods        166,300                 97,300
                 ------------------------------------
                 $  1,685,000           $  1,532,700
                 ====================================

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         --------------

   Except for historical information contained herein, this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements contained herein are subject to certain risks and uncertainties, including such factors, among others, as the pace at which new markets develop, the ability of the Company to introduce new products and ramp up manufacturing in a timely manner while controlling its operating expenses and the response of competitors, many of whom are bigger and better financed than the Company. In addition, the scope of the Company's growth plan may introduce unanticipated risks and financial requirements. The availability of external financing for the Company's plan cannot be assured and is subject to numerous factors including those unrelated to the Company's performance such as economic and market conditions. Further, the Company's financial performance prior to substantial growth in revenues may not permit additional equity financing or long-term debt financing. Accordingly, investors are advised to assess forward-looking statements contained herein with caution. Additional information on various risk and uncertainties potentially affecting the Company's results are discussed below and are contained in publicly filed disclosures available through the Securities and Exchange Commission EDGAR database (http://www.sec.gov) or from the Company's Investor Relations Department.

Results of Operations

Revenues

   The Company achieved consolidated revenues of $2,747,900 during the first quarter of fiscal 1999 compared to fiscal 1998's first quarter revenues of $2,167,900, which included revenues of $304,800 from its now closed Vermont location. Thus on an adjusted comparable basis, revenues in this year's first quarter reflects an improvement of $884,800 which includes revenues from all of the Company's subsidiaries, all of which are located with the parent in Costa Mesa, California. The Company's Novalog, Inc. subsidiary achieved first quarter revenues over $ 1million greater than last year's first fiscal quarter, and its MicroSensors, Inc. subsidiary shipped its first production qualification products in the first quarter of fiscal 1999.

Cost of Revenues

   Cost of contract revenues as a percentage of contract revenues increased from 96 percent for the first quarter of fiscal 1998 to 108 percent in fiscal 1999. The primary cause of this increase relates to the mix of contracts and staffing imbalance for performing thereon. The cost of product sales as a percentage of product sales decreased from 131% for the 1998 first fiscal quarter to 82% in the comparable 1999 fiscal period. This improvement was primarily due to the elimination of unfavorable margins at the Company's Vermont facility being experienced in the 1998 first fiscal quarter and the improvement in Novalog's gross margins resulting from the introduction of improved versions of its products.

Research and Development

   During the first quarter of fiscal 1999, the Company increased its expenditures in research and development by $620,100 to $758,800, or more than five times the expenditures in the first fiscal quarter of last year. The Company's subsidiaries, principally MicorSensors and Imagek, have been spending substantial funds to develop products planned for introduction later in this fiscal year.

General and Administrative

   General and Administrative expense (G&A) increased $236,500 or 34 percent from the first quarter of fiscal 1998. The Company has increased its staffing as a result of the formation of its Imagek subsidiary at the end of the third quarter last year with personnel being added in the fourth quarter of last year.

Interest Expense/Interest Income

   In the first fiscal quarter this year interest expense decreased $60,300 from the first quarter of last fiscal year as a result of the pay off of the bank loan.

Liquidity and Capital Resources

   At December 27, 1998, the Company had cash and cash equivalents of $1,219,600, working capital of $1,987,100 and a current ratio of 1.6 to 1.0 and anticipates, although there can be no assurances, that the existing working capital and its projected operating results will be sufficient to meet its cash requirements for the near future.

   At December 27, 1998, the Company's total backlog was approximately $6 million compared to approximately $2.6 million at December 28, 1997.

The Year 2000

     The year 2000 issue is the result of computer programs using two digits, rather than four to define the applicable year. Programs that have time-sensitive software may recognize a date using "00" as the calendar year 1900 rather than the calendar year 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

     The Company views the year 2000 problem as an important business issue that could affect its business, as well as that of its suppliers and customers.
Until the last several years, the Company's business has primarily been R&D, and its more recent business activities have not involved the shipment of products or components with embedded controllers that might be affected by the Year 2000
problem.   However, Irvine Sensors customers may have integrated the Company's devices into higher level products or systems affected by the Year 2000 problem, and, to the extent that its customers' business may be disrupted, the Company's business and that of its subsidiaries is also subject to potential disruptions from such a cause.

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

     Finally, the Company's general business operations could be adversely impacted were there to be material interruptions either in the country's power infrastructure, banking or financial systems or the procurement activities of its customers. Irvine Sensors has not completed its assessment of the full scope of these risks and the actions necessary to address them, but the Company currently believes that the actions that the Company can take to address such concerns are limited, at best, and therefore, that the costs of addressing these issues will not have a material adverse impact on the Company's financial position. Nevertheless, if Irvine Sensors and third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. In order to mitigate the various risks associated with the Year 2000 problem, Irvine Sensors is working with its suppliers and customers, including the disclosure and exchange of relevant information, to proactively manage the calendar transition. Furthermore, the Company is investigating the costs of installing backup power generation systems both to mitigate against possible disruptions resulting from the Year 2000 problem as well as power interruptions resulting from other causes.

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

     Dependence on Defense Contract Revenues. Although ISC has been shifting its focus to include commercial exploitation of its technology, it expects to continue to be dependent upon research and development contracts with federal agencies and their contractors for a substantial, but diminishing portion of its revenues for the foreseeable future. General political and economic conditions, which cannot be accurately predicted, directly and indirectly affect the quantity and allocation of expenditures by federal agencies. Even the timing of incremental funding commitments to existing, but partially funded contracts can be affected by such factors. Therefore, cutbacks in the federal budget could have a material adverse impact on ISC's results of operations as long as research and development contracts remain an important element of its business.

     Market Acceptance of New Products. Both ISC and its subsidiaries are focused on markets that are emerging in nature and potentially subject to rapid growth. Market reaction to new products in such circumstances can be difficult to predict. There can be no assurance that such markets on a sustained basis will favorably accept the present or future products of ISC or its subsidiaries. In addition, because ISC has a limited history of competing in the intensely competitive commercial electronics industry, there is no assurance that it will successfully be able to develop, manufacture and market additional commercial product lines or that such product lines will be accepted in the commercial marketplace.

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

     Government Rights. Whatever degree of protection, if any, is afforded ISC or its subsidiaries through its patents, proprietary information and other intellectual property, this protection will not extend to government markets that utilize certain segments of ISC's technology. The government has the right to royalty-free use of technologies which ISC has developed under government contracts, including portions of ISC's stacked circuitry technology. ISC is free to commercially exploit such government-funded technologies and may assert its intellectual property rights to seek to block other non-government users thereof, but there can be no assurances of success in such endeavors.

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

     Dependence on Key Personnel. ISC and its subsidiaries will depend to a large extent on the abilities and continued participation of certain key employees. The loss of key employees could have a material adverse effect on the businesses of ISC and its subsidiaries. ISC and its subsidiaries have adopted employee Stock Option Plans designed to attract and retain key employees. The value of such options to the subsidiaries will be strongly tied to the timing of any future IPOs, of which there can be no assurance, and there can, accordingly, be no guarantee of the efficacy of such options in retaining key employees. Neither ISC nor its subsidiaries presently maintain "key man" insurance on any key employees. ISC believes that, as its activities and those of its subsidiaries increase and change in character, additional, experienced personnel will be required to implement the business plans of ISC and its subsidiaries. Competition for such personnel is intense and there is no assurance that they will be available when required, or that ISC or its subsidiaries will have the ability to attract them.

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



                                        Irvine Sensors Corporation
                                   ------------------------------------
                                           (Registrant)



Date: February 9, 1999             By:     /s/ John J. Stuart, Jr.
                                   -------------------------------------
                                   John J. Stuart, Jr.
                                   Chief Financial Officer
                                   (Principal Accounting Officer)