Form 10-Q
period 1999-03-28
IRVINE SENSORS CORP/DE/
filed 1999-05-12
CIK 357108

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

  [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 28, 1999

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

As of March 28, 1999 there were 30,844,578 shares of Common Stock outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

                           IRVINE SENSORS CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                  March 28,      September 27,
                                                                    1999             1998
                                                                ------------     -------------
                                                                 (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                                     $  1,395,000     $  1,310,400
  Accounts receivable, net of allowances of $10,000                1,996,900        1,766,100
  Stock subscriptions receivable                                     312,000                -
  Inventory                                                        2,092,900        1,532,700
  Prepaid expenses                                                   151,500          193,500
                                                                ------------     ------------
    Total current assets                                           5,948,300        4,802,700
                                                                ------------     ------------
Equipment, furniture and fixtures, net                             2,374,000        2,224,000
Other assets                                                          45,800           38,000
                                                                ------------     ------------
                                                                $  8,368,100     $  7,064,700
                                                                ============     ============
Liabilities and shareholders' equity
Current liabilities:
  Accounts payable                                              $  2,103,300     $  1,570,800
  Accrued expenses                                                   709,400          622,400
  Deferred revenues                                                        -           50,000
  Notes payable and current portion of long-term debt                 52,800           52,800
                                                                ------------     ------------
    Total current liabilities                                      2,865,500        2,296,000

Long-term debt                                                       429,500          107,500
Deferred royalties payable - affiliated company                      826,200          826,200
Minority interest in consolidated subsidiaries                     1,273,800        1,488,000
                                                                ------------     ------------
    Total liabilities                                              5,395,000        4,717,700
                                                                ------------     ------------
Shareholders' equity (deficit):

  Preferred stock, $0.01 par value, 500,000 shares authorized;
   6,437 shares Series B Convertible Cumulative
    Preferred issued and outstanding; aggregate liquidation
    Preference of $198,100                                                50               50
   3,745 shares Series C Convertible Cumulative
    Preferred issued and outstanding; aggregate liquidation
    Preference of $213,900                                                50               50
   3,900 and no shares Series D Convertible Preferred
    Issued and outstanding liquidation preference of $440,000             50               50
  Common stock, $0.01 par value, 40,000,000 shares authorized;
   30,844,578 and 28,457,700 shares issued and outstanding           308,400          284,600
  Common stock warrants and unit warrants; 112,000 and
   162,000 outstanding                                                     -                -
  Paid-in capital                                                 59,073,650       55,885,250
  Employee retirement plan contributions                            (243,000)               -
  Accumulated deficit                                            (56,166,100)     (53,823,000)
                                                                ------------     ------------
   Total shareholders' equity                                      2,973,100        2,347,000
                                                                ------------     ------------
                                                                $  8,368,100     $  7,064,700
                                                                ============     ============

See Accompanying Condensed Notes to Consolidated Financial Statements.

                          IRVINE SENSORS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                          13 Weeks Ended                26 Weeks Ended
                                              --------------------------    --------------------------
                                                March 28,      March 29,      March 28,      March 29,
                                                     1999           1998           1999           1998
                                              -----------    -----------    -----------    -----------
Revenues:
  Contract research & development             $ 1,171,400    $ 1,996,700    $ 2,158,000    $ 3,446,200
  Product sales                                 1,849,900        536,600      3,611,200      1,255,000
                                              -----------    -----------    -----------    -----------
Total revenues                                  3,021,300      2,533,300      5,769,200      4,701,200

Cost and expenses:
  Cost of contract revenues                       736,100      1,659,200      1,786,400      3,047,100
  Cost of product sales                         1,239,800        236,700      2,690,200      1,178,200
  General & administrative                      1,127,200        651,200      2,056,500      1,344,000
  Research and development                      1,053,200         63,400      1,812,100        202,100
                                              -----------    -----------    -----------    -----------
                                                4,156,300      2,610,500      8,345,200      5,771,400
                                              -----------    -----------    -----------    -----------
Loss from operations                           (1,135,000)       (77,200)    (2,576,000)    (1,070,200)

  Interest expense                                (16,100)       (23,900)       (30,800)       (99,000)
  Interest income                                   3,200          3,300          9,200          9,000
                                              -----------    -----------    -----------    -----------
Loss before minority interest
  and provision for income taxes               (1,147,900)       (97,800)    (2,597,600)    (1,160,200)
Minority interest in loss of subsidiaries        (169,800)      (114,200)      (256,100)      (214,100)
Provision for income taxes                          1,600          2,400          1,600          2,600
                                              -----------    -----------    -----------    -----------
Income (loss) before extraordinary item          (979,700)        14,000     (2,343,100)      (948,700)
Extraordinary item - debt extinguishment                -              -              -      1,146,100
                                              -----------    -----------    -----------    -----------
Net income (loss)                             $  (979,700)   $    14,000    $(2,343,100)   $   197,400
                                              ===========    ===========    ===========    ===========
Basic and Diluted Earnings Per Share:
  Loss before extraordinary item              $     (0.03)   $     (0.02)   $     (0.08)   $     (0.06)
                                              -----------    -----------    -----------    -----------
  Extraordinary item                          $         -    $         -    $         -    $      0.05
                                              -----------    -----------    -----------    -----------
  Net income (loss)                           $     (0.03)   $     (0.02)   $     (0.08)   $     (0.01)
                                              ===========    ===========    ===========    ===========
Weighted average number
  of shares outstanding                        29,331,200     22,935,300     28,744,100     22,417,700
                                              ===========    ===========    ===========    ===========

    See Accompanying Condensed Notes to Consolidated Financial Statements.

                          IRVINE SENSORS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                            26 Weeks Ended
                                                    -------------------------------
                                                    March 28, 1999   March 29, 1998
                                                    --------------   --------------
Cash flows from operating activities:
 Cash received from customers                         $ 5,538,400      $ 3,153,300
 Cash paid to suppliers and employees                  (7,461,400)      (5,967,900)
 Interest received                                          9,200            9,000
 Interest paid                                            (30,800)         (99,000)
 Income taxes paid                                         (1,600)          (2,600)
                                                      -----------      -----------
   Net cash used in operating activities              $(1,946,200)     $(2,907,200)

Cash flows from investing activities:
 Equipment disposal                                             -           37,800
 Capital facilities and equipment expenditures           (325,200)        (158,400)
                                                      -----------      -----------
   Net cash used in investing activities                 (325,200)        (120,600)

Cash flows from financing activities:
 Proceeds from issuance of preferred shares                     -        4,200,900
 Proceeds from issuance of common stock & warrants      1,106,000
 Sale of minority interest in subsidiary                1,279,900                -
 Principal payments under notes payable
   and capital lease obligations                          (29,900)      (2,320,600)
                                                      -----------      -----------
   Net cash provided by financing activities            2,356,000        2,142,000
                                                      -----------      -----------
Net decrease in cash and cash equivalents                  84,600         (885,800)
Cash and cash equivalents at beginning of period        1,310,400        1,639,300
                                                      -----------      -----------
Cash and cash equivalents at end of period            $ 1,395,000      $   753,500
                                                      ===========      ===========
Reconciliation of net income (loss) to net cash
 used in operating activities:
Net income (loss)                                     $(2,343,100)     $   197,400
Adjustments to reconcile net income (loss) to
 net cash used in operating activities:
 Depreciation                                         $   365,400      $   665,300
 Non-cash employee retirement plan contribution           257,000          500,000
 Minority interest in net loss of subsidiaries           (256,100)        (166,000)
 Extraordinary gain                                             -       (1,146,100)
 Common stock issued to pay operating expenses            217,900          261,700
 Increase in accounts receivable                         (230,800)      (1,547,900)
 Increase in inventory                                   (560,200)        (118,200)
 (Increase) decrease in prepaid expenses
   and other assets                                        34,200          799,000
 Increase (decrease) in accounts payable
   and accrued expenses                                   619,500       (3,143,100)
 (Decrease) increase in deferred revenues                 (50,000)        (106,100)
 Increase in royalties accrued - affiliated company             -           12,400
                                                      -----------      -----------
   Total adjustments                                      396,900       (3,104,600)
                                                      -----------      -----------
Net cash used in operating activities                 $(1,946,200)     $(2,907,200)
                                                      ===========      ===========
Noncash investing and financing activities:
 Principal payment of note payable by
   issuance of common stock                           $         -      $   500,000
                                                      ===========      ===========
 Conversion of debentures to common stock             $         -      $   250,000
                                                      ===========      ===========
 Exchange of subsidiary stock                         $ 1,223,500      $         -
                                                      ===========      ===========
 Equipment financed with capital leases               $   343,300      $         -
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

   The consolidated financial information as of March 28, 1999 and March 29, 1998 included herein is unaudited but includes all normal recurring adjustments which, in the opinion of management of the Company, are necessary to present fairly the consolidated financial position of the Company at March 28, 1999, and the consolidated results of its operations and its consolidated cash flows for the 13 and 26 week periods ended March 28, 1999 and March 29, 1998. Certain reclassifications have been made to prior year's financial statements to conform to the current year presentation.

   The consolidated financial statements include the accounts of Irvine Sensors Corporation and its subsidiaries, Novalog, Inc. ("Novalog"), MicroSensors, Inc. ("MSI"), Imagek, Inc. ("Imagek"), 3D Microelectronics, Inc. and 3D Microsystems, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

Note 2 - Related Party Transactions

   In April 1980, the Company entered into an agreement with R&D Leasing Ltd.,
(RDL), a limited partnership in which the Company's Chairman and a Senior Vice President are general partners with beneficial interests, to design an electronic circuit, to develop certain fabrication processes and to build equipment for testing electronic integrated circuits. In connection with the development of the electronic test equipment under the RDL agreement, certain other proprietary fabrication processes were developed to which RDL retained ownership. Upon the occurrence of certain specified events, such as the use of patented fabrication processes in connection with contracts, the agreement with RDL provides that the Company will pay RDL a royalty fee based on a percentage of revenues from sales of the basic devices using the processes created during the development of this equipment. As of March 29, 1999 the Company had accrued $826,200 in deferred royalties payable to RDL.

Note 3 - Series D Convertible Preferred Units

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

   The Series D Convertible Preferred Stock Units consist of one share of Convertible Preferred Stock, plus one five-year Warrant to purchase one share of common stock of Novalog, Inc., a subsidiary of the Company and, one five-year Warrant to purchase one share of common stock of Microsensors Inc., another subsidiary of the Company. Each share of Convertible Preferred Stock is convertible into common stock of the Company at the rate of 100 shares of Common for each share of Preferred D, subject to adjustment for stock splits, reverse stock splits and other similar recapitalization events. The Preferred D shares have no voting rights, except as required by law, and bear no dividends. In connection with this private placement of 37,750 units, the Company granted to the placement agent a warrant to purchase up to 3,775 units of Series D Convertible Preferred Stock units at a price of $110 per unit which was 110% of the private placement price of the Units. The warrant is exercisable during the period beginning the earlier of one year from January 2, 1998 or the date of registration and expiring on January 2, 2003. Warrants to purchase 500 units were exercised by the placement agent in May 1998. In addition, the placement agent exercised warrants to purchase 1,000 units in the period between October and December 1998, and warrants to purchase 500 units were exercised in March 1999. All of the proceeds were added to the Company's general funds.

Note 4 - Employee Retirement Plan

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

Note 5 - Minority Interest in Subsidiaries

      During the first quarter of fiscal 1999, holders of 1,125,000 shares of common stock of Novalog exercised warrants to exchange these shares for 587,500 shares of common stock of the Company resulting in an increase of $781,900, which is net of losses previously allocated to minority interest, in total shareholder's equity and a corresponding decrease in minority interest in consolidated subsidiary. In the second quarter of fiscal 1999, the Company purchased (or acquired pursuant to warrant exercise) an additional 530,000 shares of common stock of Novalog resulting in an increase of $441,600, which is net of losses previously allocated to minority interest, in total shareholder's equity and a corresponding decrease in minority interest in consolidated subsidiaries of $441,600, which is net of losses previously allocated to minority interest.

     During the first quarter of fiscal 1999, Imagek issued 25,900 shares of its Series A Convertible Preferred Stock (the "Series A Preferred") in a Private Placement. The Series A Preferred bears no yield, has a priority in liquidation and is convertible into common stock of Imagek, at the election of the holder, at the rate of 10 common shares for each 1 share of Series A Preferred tendered for conversion. The net proceeds of $324,900 resulting from this transaction were added to Imagek's general funds and are reflected in the consolidated cash position of the Company. In the second quarter of fiscal 1999, Imagek issued an additional 58,000 shares of its Series A Preferred in a Private Placement. The net proceeds of $830,000 were added to Imagek's general funds and are reflected in the consolidated cash position of the Company. These transactions resulted in a corresponding increase in minority interest in consolidated subsidiaries of $1,154,900 as of March 28, 1999.

     As referred to in the Company's Annual Report on Form 10-K for fiscal 1998 (see "Note 2 -- Issuance of Common and Preferred Stock"), the Company sold Series D Convertible Preferred Stock Units in a private placement to certain accredited investors in December 1997 and January 1998. The Series D Convertible Preferred Stock Units consist of, among other rights, one five-year warrant to purchase one share of common stock of MSI, a subsidiary of the Company. During the second fiscal quarter of fiscal 1999, holders of 125,000 shares of Series D Convertible Preferred Stock Units exercised warrants attached to the Units to purchase 125,000 shares of common stock of MSI. The net proceeds of $125,000 were added to the Company's general funds and are reflected in the consolidated cash position of the Company. The transaction resulted in an increase in minority interest in consolidated subsidiaries of $125,000 as of March 28, 1999.


Note 6 - Inventories

      Inventories consist of the following:

                                                    March 28,   September 27,
                                                         1999            1998
                                                   ----------   -------------
                                                   (Unaudited)
     Work in process                               $2,090,600      $1,435,400
     Finished goods                                     2,300          97,300
                                                   ----------      ----------
          Total                                    $2,092,900      $1,532,700
                                                   ==========      ==========

Note 7 - Debt Extinguishment

   On December 26, 1997, the Company made a $490,000 cash payment to extinguish its remaining obligations under a Settlement Agreement with a vendor. Accordingly, the Company recorded an extraordinary gain of $1,146,100 on the extinguishment of debt and reduced accounts payable by the corresponding amounts.

Note 8 - Stock Subscriptions Receivable

   During the second quarter of fiscal 1999, the Company sold 267,670 units consisting of two shares of unregistered common stock of the Company, one two-year warrant to purchase one share of common stock of Imagek owned by the Company and one three-year warrant to purchase one common share of MSI owned by the Company. At March 28, 1999, net proceeds of $440,000 from the sale of these units had been received and added to the Company's general funds, and an additional $312,000 of the aforementioned units were subscribed. The proceeds associated with these subscribed units were received by the Company subsequent to March 28, 1999.

Note 9 - Earnings Per Share

   As the Company had net losses from continuing operations for the 13 and 26 week periods of fiscal 1999 and 1998, basic and diluted net loss per share are the same. Basic and diluted earnings per share as shown herein applicable to common stockholders includes $465,300 for the non-cash imputed dividend related to the beneficial conversion feature on 24,750 Units of the Series D Convertible Preferred stock in the second quarter of fiscal 1998. The beneficial conversion is computed as the difference between the quoted market price of a share of common stock on date of issue and the conversion price times all shares of preferred stock sold and under option. The imputed dividends are a non-cash, one-time charge based on the immediate conversion feature.

   Basic and diluted net loss per common share for the 13 and 26 week periods of fiscal 1999 and 1998 were calculated as follows:

                                                               13 Weeks Ended               26 Weeks Ended
                                          -----------------------------------     -------------------------------
                                              March 28,             March 29,         March 28,         March 29,
                                                   1999                  1998              1999              1998
                                          -------------     -----------------     -------------     -------------
Net income (loss)                         $    (979,700)    $          14,000     $  (2,343,100)    $     197,400
Preferred stock imputed dividend                      -              (465,300)                -          (465,300)
                                          -------------     -----------------     -------------     -------------
Net loss available to Common Stkhldrs     $    (979,700)    $        (451,300)    $  (2,343,100)    $    (267,900)
                                          =============     =================     =============     =============

Basic & diluted earnings per share:
     Loss before extraordinary item       $       (0.03)    $           (0.02)    $       (0.08)    $       (0.06)
     Extraordinary item                               -                     -                 -              0.05
                                          -------------     -----------------     -------------     -------------
     Net loss                             $       (0.03)    $           (0.02)    $       (0.08)    $       (0.01)
                                          =============     =================     =============     =============

Weighted average number of
     shares outstanding                      29,331,200            22,935,300        28,744,100        22,417,700
                                          =============     =================     =============     =============


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         --------------

   Except for historical information contained herein, this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements contained herein are subject to certain risks and uncertainties, including such factors, among others, as the pace at which new markets develop, the ability of the Company to introduce new products and ramp up manufacturing in a timely manner while controlling its operating expenses and the response of competitors, many of whom are bigger and better financed than the Company. In addition, the scope of the Company's growth plan may introduce unanticipated risks and financial requirements. The availability of external financing for the Company's plan cannot be assured and is subject to numerous factors including those unrelated to the Company's performance such as economic and market conditions. Further, the Company's financial performance prior to substantial growth in revenues may not permit additional equity or debt financing. Accordingly, investors are advised to assess forward-looking statements contained herein with caution. Additional information on various risk and uncertainties potentially affecting the Company's results are discussed below and are contained in publicly filed disclosures available through the Securities and Exchange Commission EDGAR database (http://www.sec.gov) or from the Company's Investor Relations Department.

Results of Operations

Revenues

   The Company achieved revenues of $3,021,300 in the second quarter of fiscal 1999 and $5,769,200 for the 26 week period ended March 28, 1999, compared to $2,533,300 and $4,701,200 respectively, in the prior fiscal year. The improvement of $1,068,000 for the 26 weeks consists of a $2,356,200 increase in product sales revenues offset by a $1,288,200 decrease in contract revenues. The increase in product revenues is primarily attributable to a $2,958,000 (450%) increase in Novalog revenues, offset by a decline in product revenues resulting from the plant shutdown in fiscal 1998 of the company's Vermont operation.

Cost of Revenues

   Cost of contract revenues as a percentage of contract revenues decreased from 83 percent in the second quarter of fiscal 1998 to 63 percent in the second quarter of fiscal 1999 largely due to completion of a significant contract. For the 26 week periods, cost of contract revenues decreased from 88% in fiscal 1998 to 82% in fiscal 1999. Cost of product sales in the 26 week period at 75 percent of product sales was 19 percentage points lower than the comparable period last year. This substantial reduction is attributable primarily to higher volume which resulted in greater absorption of overhead costs and better die yields.

General and Administrative

   In the second quarter of fiscal 1999, General and Administrative expense (G&A) increased by $476,000 and for the 26 week period, an increase of $712,500 as compared to the respective period in the prior fiscal year. These increases for the 26 week period were attributed to the costs of two start up operations, Imagek incurring $318,000 of such costs and The MicroElectronics Products Division (MPD), which incurred $166,600 of such costs.

Research and Development

   The Company increased its expenditure in research and development by $989,800 during the 13 week period and $1,610,000 during the 26 week period as compared to the prior year. Imagek's research expenditures for developing the digital film exceeded the prior year by $950,800 during the 26 week period. MSI's expenditures exceeded prior year research expenditures by $612,400 during the 26 week period in developing its microgyro and low-noise readout electronics.

Interest Expense/Interest Income

   Interest expense in the second quarter of fiscal 1999 decreased $14,700 from the corresponding period of last fiscal year due to retirement of the Company's bank loan.

Liquidity and Capital Resources

   At March 28, 1999, the Company had cash and cash equivalents of $1,395,000, working capital of $3,082,800 and a current ratio of 2.1 to 1. During the six month period the Company obtained additional equity funding and debt to equity conversions aggregating approximately $2.6 million.

   At March 28,1999, the Company's backlog was approximately $4.3 million compared to $2.1 million at March 29, 1998.

The Year 2000

     The year 2000 issue is the result of computer programs using two digits, rather than four to define the applicable year. Programs that have time-sensitive software may recognize a date using "00" as the calendar year 1900 rather than the calendar year 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

     The Company views the year 2000 problem as an important business issue that could affect its business, as well as that of its suppliers and customers.
Until the last several years, the Company's business has primarily been R&D, and its more recent business activities have not involved the shipment of products or components with embedded controllers that might be affected by the Year 2000
problem.   However, Irvine Sensors customers may have integrated the Company's devices into higher level products or systems affected by the Year 2000 problem, and, to the extent that its customers' business may be disrupted, the Company's business and that of its subsidiaries is also subject to potential disruptions from such a cause. The Company does not presently believe this risk to be material.

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

     Finally, the Company's general business operations could be adversely impacted were there to be material interruptions either in the country's power infrastructure, banking or financial systems or the procurement activities of its customers. The Company's facilities do not contain elevators that might be subject to such disruptions. Irvine Sensors has not completed its assessment of the full scope of these risks and the actions necessary to address them, but the Company currently believes that the actions that the Company can take to address such concerns are limited, at best, and therefore, that the costs of addressing these issues will not have a material adverse impact on the Company's financial position. Nevertheless, if Irvine Sensors and third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. In order to mitigate the various risks associated with the Year 2000 problem, Irvine Sensors is working with its suppliers and customers, including the disclosure and exchange of relevant information, to proactively manage the calendar transition. Furthermore, the Company is investigating the costs of installing backup power generation systems both to mitigate against possible disruptions resulting from the Year 2000 problem as well as power interruptions resulting from other causes.

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


                                        Irvine Sensors Corporation
                                   ----------------------------------------
                                              (Registrant)



Date: May 12, 1999                 By:     /s/ John J. Stuart, Jr.
                                   ----------------------------------------
                                   John J. Stuart, Jr.
                                   Chief Financial Officer
                                   (Principal Accounting Officer)