Form 10-Q
period 1999-06-27
IRVINE SENSORS CORP/DE/
filed 1999-08-09
CIK 357108

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 27, 1999

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

                             Yes [X]         No[_]


As of June 27, 1999 there were 34,910,911 shares of Common Stock outstanding.

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------
                           IRVINE SENSORS CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                 June 27,        September 27,
                                                     1999                 1998
                                              -----------      ---------------
                                              (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                 $  2,762,800        $  1,310,400
   Accounts receivable, net of allowances
    of $72,300 in 1999 and $10,000 in 1998      1,774,100           1,766,100
   Stock subscriptions receivable               2,301,600                   -
   Inventory                                    1,796,100           1,532,700
   Prepaid expenses                               263,700             193,500
                                             ------------        ------------
      Total current assets                      8,898,300           4,802,700
Equipment, furniture and fixtures, net          2,674,300           2,224,000
Other assets                                       92,800              38,000
                                             ------------        ------------
                                             $ 11,665,400        $  7,064,700
                                             ============        ============
Liabilities and shareholders' equity
Current liabilities:
   Accounts payable                          $  2,583,350        $  1,570,800
   Accrued expenses                               646,600             622,400
   Deferred revenues                              106,900              50,000
   Notes payable and current portion of
    long-term debt                                288,600              52,800
                                             ------------        ------------
      Total current liabilities                 3,625,450           2,296,000

Long-term debt                                    504,500             107,500
Deferred royalties payable - affiliated
 company                                          826,200             826,200
Minority interest in consolidated
 subsidiaries                                   2,397,400           1,488,000
                                             ------------        ------------
       Total liabilities                        7,353,550           4,717,700
                                             ------------        ------------
Shareholders' equity:
   Preferred stock, $0.01 par value,
    500,000 shares authorized;
      6,437 shares Series B Convertible
        Cumulative Preferred issued and
        outstanding; aggregate liquidation
        Preference of $198,100                         50                  50
      3,745 shares Series C Convertible
        Cumulative Preferred issued and
        outstanding; aggregate liquidation
        Preference of $213,900                         50                  50
      3,900 and no shares Series D
        Convertible Preferred Issued and
        outstanding liquidation preference
        of $390,000                                    50                  50
   Common stock, $0.01 par value, 40,000,000
    shares authorized; 34,905,911 and
    28,457,700 shares issued and outstanding      349,100             284,600
   Common stock warrants and unit warrants;
    97,000 and 162,000 outstanding                      -                   -
   Paid-in capital                             64,252,400          55,885,250
     Employee retirement plan contributions      (105,600)                  -
     Accumulated deficit                      (60,184,200)        (53,823,000)
                                             ------------        ------------
       Total shareholders' equity               4,311,850           2,347,000
                                             ------------        ------------
                                             $ 11,665,400        $  7,064,700
                                             ============        ============

See Accompanying Condensed Notes to Consolidated Financial Statements.

                           IRVINE SENSORS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                       13 Weeks Ended                                39 Weeks Ended
                                           --------------------------------------        --------------------------------------
                                                    June 27,             June 28,                 June 27,             June 28,
                                                        1999                 1998                     1999                 1998
                                           -----------------        -------------        -----------------        -------------
Revenues :
      Contract research & development    $           741,200       $    1,828,000       $        2,899,200       $    5,074,200
      Product sales                                1,187,300              373,500                4,798,500            1,628,500
      Other                                                -              200,000                        -              400,000
                                           -----------------        -------------        -----------------        -------------
Total revenues                                     1,928,500            2,401,500                7,697,700            7,102,700
                                           -----------------        -------------        -----------------        -------------

Cost and expenses:
      Cost of contract revenues                      977,800            1,349,000                2,764,200            4,162,100
      Cost of product sales                        1,446,900              588,000                4,137,100            1,604,900
      General & administrative                     2,404,000              950,100                4,460,500            2,162,400
      Research and development                     1,213,100              169,800                3,025,200              371,900
                                           -----------------        -------------        -----------------        -------------
                                                   6,041,800            2,979,900               14,387,000            8,751,300
                                           -----------------        -------------        -----------------        -------------

Loss from operations                              (4,113,300)            (578,400)              (6,689,300)          (1,648,600)

      Interest expense                               (35,300)             (13,900)                 (66,100)            (112,900)
      Interest income                                  4,200                2,300                   13,400               11,300
                                           -----------------        -------------        -----------------        -------------
Loss before minority interest
      and provision for income taxes              (4,144,400)            (590,000)              (6,742,000)          (1,750,200)

Minority interest in loss of
       subsidiaries                                  127,600              110,700                  383,700              324,800

Provision for income  taxes                           (1,200)                   -                   (2,800)              (2,600)
                                           -----------------        -------------        -----------------        -------------


Loss before extraordinary item                    (4,018,000)            (479,300)              (6,361,100)          (1,428,000)

Extraordinary item - debt
       extinguishment                                      -                    -                        -            1,146,100
                                           -----------------        -------------        -----------------        -------------

Net loss                                 $        (4,018,000)      $     (479,300)      $       (6,361,100)      $     (281,900)
                                           =================        =============        =================        =============

Basic and Diluted Earnings Per Share :

  Loss before extraordinary item         $             (0.13)      $        (0.02)      $            (0.18)      $        (0.08)
                                           -----------------        -------------        -----------------        -------------

  Extraordinary item                     $                 -       $            -       $                -       $         0.05
                                           -----------------        -------------        -----------------        -------------

  Net loss                               $             (0.13)      $        (0.02)      $            (0.18)      $        (0.03)
                                           -----------------        -------------        -----------------        -------------

Weighted average number
  of shares outstanding                           29,882,800           24,967,700               34,910,900           23,306,600
                                           =================        =============        =================        =============

 See Accompanying Condensed Notes to Consolidated Financial Statements.

                           IRVINE SENSORS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                              39 Weeks Ended
                                                                     ---------------------------------------------------------------

                                                                               June 27, 1999                      June 28, 1998
                                                                     ---------------------------------------------------------------

Cash flows from operating activities:
     Net loss                                                                          $(6,361,100)                     $  (281,900)

     Adjustments to reconcile net loss to net cash used in
       operating activities:
         Depreciation                                                $  669,550                         $   839,500
         Loss on disposal of equipment                                   15,600                                 -
         Non-cash  employee retirement plan contribution                394,400                             500,000
         Minority interest in net loss of subsidiaries                 (383,700)                           (324,800)
         Common stock issued to pay operating expenses                    1,500                             261,700
         Increase in accounts receivable                                 (8,000)                         (1,549,600)
         Increase in inventory                                         (263,400)                           (786,600)
         (Increase) decrease in prepaid expenses and other assets      (125,000)                            678,000
         Increase (decrease) in accounts payable and accrued
          expenses                                                    1,317,150                          (3,258,800)
         Increase (decrease) in deferred revenues                        56,900                            (106,100)
         Increase in royalties accrued - affiliated company                 -            1,675,000           12,400      (3,734,300)
                                                                     ----------        -----------      -----------     -----------
       Net cash used in operating activities                                            (4,686,100)                      (4,016,200)


Cash flows from investing activities:
     Capital facilities and equipment expenditures                     (358,000)                           (229,400)
     Proceeds from equipment disposal                                       -                                37,800
                                                                     ----------                         -----------
       Net cash used in investing activities                                              (358,000)                        (191,600)


Cash flows from financing activities:
     Proceeds from stock sale by bank                                       -                               921,700
     Proceeds from issuance of common stock & warrants                4,276,800                           4,713,400
     Sale of minority interest in subsidiary                          2,332,300                              48,400
     Principal payments under notes payable                            (112,600)                         (2,327,200)
                                                                     ----------                         -----------
       Net cash provided by financing activities                                         6,496,500                        3,356,300
                                                                                       -----------                      -----------


Net increase (decrease) in cash and cash equivalents                                     1,452,400                         (851,500)
Cash and cash equivalents at beginning of period                                         1,310,400                        1,639,300
                                                                                       -----------                      -----------
Cash and cash equivalents at end of period                                             $ 2,762,800                      $   787,800
                                                                                       ===========                      ===========

Noncash investing and financing activities:
     Principal payment of note payable by issuance
      of common stock                                                                  $   280,400                      $   500,000
                                                                                       ===========                      ===========
     Conversion of debentures to common stock                                          $         -                      $   250,000
                                                                                       ===========                      ===========
     Conversion of preferred to common stock                                           $         -                      $    30,300
                                                                                       ===========                      ===========
     Exchange of subsidiary stock                                                      $ 1,071,000                      $         -
                                                                                       ===========                      ===========
     Equipment financed with capital leases                                            $   745,400                      $         -
                                                                                       ===========                      ===========
     Stock sold on a subscription basis                                                $ 2,301,600                      $         -
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

   The consolidated financial information as of June 27, 1999 and June 28, 1998 included herein is unaudited but includes all normal recurring adjustments which, in the opinion of management of the Company, are necessary to present fairly the consolidated financial position of the Company at June 27, 1999, and the consolidated results of its operations and its consolidated cash flows for the 13 and 39 week periods ended June 27, 1999 and June 28, 1998. Certain reclassifications have been made to prior year's financial statements to conform to the current year presentation.

   The consolidated financial statements include the accounts of Irvine Sensors Corporation and its subsidiaries, Novalog, Inc. ("Novalog"), MicroSensors, Inc. ("MSI"), Imagek, Inc. ("Imagek"), 3D Microelectronics, Inc. and 3D Microsystems, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

Note 2 - Related Party Transactions

   In April 1980, the Company entered into an agreement with R&D Leasing Ltd.,
(RDL), a limited partnership in which the Company's Chairman and a Senior Vice President are general partners with beneficial interests, to design an electronic circuit, to develop certain fabrication processes and to build equipment for testing electronic integrated circuits. In connection with the development of the electronic test equipment under the RDL agreement, certain other proprietary fabrication processes were developed to which RDL retained ownership. Upon the occurrence of certain specified events, such as the use of patented fabrication processes in connection with contracts, the agreement with RDL provides that the Company will pay RDL a royalty fee based on a percentage of revenues from sales of the basic devices using the processes created during the development of this equipment. As of June 27, 1999 the Company had accrued $826,200 in deferred royalties payable to RDL.

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

Note 5 - Minority Interest in Subsidiaries

    During the first quarter of fiscal 1999, holders of 1,125,000 shares of common stock of Novalog exercised warrants to exchange these shares for 587,500 shares of common stock of the Company resulting in an increase of $781,900, which is net of losses previously allocated to minority interest, in total shareholder's equity and a corresponding decrease in minority interest in consolidated subsidiary. In the second quarter of fiscal 1999, the Company purchased (or acquired pursuant to warrant exercise) an additional 530,000 shares of common stock of Novalog resulting in an increase of $441,600, which is net of losses previously allocated to minority interest, in total shareholder's equity and a corresponding decrease in minority interest in consolidated subsidiaries of $441,600.

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

   During the third quarter of fiscal 1999, Imagek issued 110,000 shares of its Series B Convertible Preferred Stock (the "Series B Preferred") in a Private Placement. The Series B Preferred bears no yield, has a priority in liquidation and is convertible into common stock of Imagek, at the election of the holder, at the rate of 16-2/3 common shares for each 1 share of Series B Preferred tendered for conversion. The net proceeds of $1,070,364 resulting from this transaction were added to Imagek's general funds and are reflected in the consolidated cash position of the Company. This transaction resulted in a corresponding increase in minority interest in consolidated subsidiaries of $1,070,364 as of June 27, 1999.

   As referred to in the Company's Annual Report on Form 10-K for fiscal 1998 (see "Note 2 - Issuance of Common and Preferred Stock"), the Company sold Series D Convertible Preferred Stock Units in a private placement to certain accredited investors in December 1997 and January 1998. The Series D Convertible Preferred Stock Units consist of, among other rights, one five-year warrant to purchase one share of common stock of MSI, a subsidiary of the Company. During the second quarter of fiscal 1999, holders of 125,000 shares of Series D Convertible Preferred Stock Units exercised warrants attached to the Units to purchase 125,000 shares of common stock of MSI. The net proceeds of $125,000 were added to the Company's general funds and are reflected in the consolidated cash position of the Company. The transaction resulted in an increase in minority interest in consolidated subsidiaries of $125,000 as of March 28, 1999.

Note 6 - Inventories

         Inventories consist of the following:

                                                       June 27,    September 27,
                                                           1999             1998
                                                     -----------   -------------
                                                     (Unaudited)
     Work in process                                 $1,687,300       $1,435,400
     Finished goods                                     108,800           97,300
                                                     ----------       ----------
          Total                                      $1,796,100       $1,532,700
                                                     ==========       ==========

Note 7 - Stock Subscriptions Receivable

   During the second quarter of fiscal 1999, the Company sold 267,670 units consisting of two shares of unregistered common stock of the Company, one two-year warrant to purchase one share of common stock of Imagek owned by the Company and one three-year warrant to purchase one common share of MSI owned by the Company. Through June 27, 1999, net proceeds of $752,000 from the sale of these units had been received and added to the Company's general funds.

   During the third quarter of fiscal 1999, the Company sold 4,000,000 shares of unregistered common stock of the Company. At June 27, 1999, net proceeds of $3,148,400 from the sale of these units had been received and added to the Company's general funds, and an additional $2,301,600 of the aforementioned units were subscribed. The proceeds associated with these subscribed units were received by the Company subsequent to June 27, 1999.

Note 8 - Earnings Per Share

   As the Company had net losses from continuing operations for the 13 and 39 week periods of fiscal 1999 and 1998, basic and diluted net loss per share are the same. Basic and diluted earnings per share as shown herein applicable to common stockholders includes $465,300 for the non-cash imputed dividend related to the beneficial conversion feature on 24,750 Units of the Series D Convertible Preferred stock in the second quarter of fiscal 1998. The beneficial conversion is computed as the difference between the quoted market price of a share of common stock on date of issue and the conversion price times all shares of preferred stock sold and under option. The imputed dividends are a non-cash, one-time charge based on the immediate conversion feature.

    Basic and diluted net loss per common share for the 13 and 39 week periods of fiscal 1999 and 1998 were calculated as follows:

                                                                 13 Weeks Ended                      39 Weeks Ended
                                            -----------------------------------     -------------------------------
                                                 June 27,              June 28,          June 27,          June 28,
                                                     1999                  1998              1999              1998
                                            -------------     -----------------     -------------     -------------
Net loss                                    $  (4,018,000)    $        (479,300)    $  (6,361,100)    $    (281,900)
Preferred stock imputed dividend                        -                     -                 -          (465,300)
                                            -------------     -----------------     -------------     -------------
Net loss available to Common Stkhldrs       $  (4,018,000)    $        (479,300)    $   (6,361,00)    $    (747,200)
                                            =============     =================     =============     =============

Basic & diluted earnings per share:
As previously reported
     Loss before extraordinary item         $       (0.13)    $           (0.03)    $       (0.18)    $       (0.06)
     Extraordinary item                                 -                     -                 -              0.09
                                            -------------     -----------------     -------------     -------------
     Net income (loss)                      $       (0.13)    $           (0.03)    $       (0.08)    $        0.03
                                            =============     =================     =============     =============

Restated
     Loss before extraordinary item         $       (0.13)    $           (0.02)    $       (0.18)    $       (0.08)
     Extraordinary item                                 -                     -                 -              0.05
                                            -------------     -----------------     -------------     -------------
     Net loss                               $       (0.13)    $           (0.02)    $       (0.18)    $        0.03
                                            =============     =================     =============     =============

Weighted average number of
     shares outstanding                        29,882,800            24,967,700        34,910,900        23,306,600
                                            =============     =================     =============     =============

Note 9 - Notes Payable

   At September 27, 1998 notes payable consisted of capitalized lease obligations of $160,300. During the 39 week period ended June 27, 1999 the Company entered into an additional $745,400 of capitalized lease obligations. Principal payments of $112,600 have been made, resulting in notes payable of $793,100 at June 27, 1999.

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

Results of Operations

Revenues

   The Company achieved revenues of $1,928,500 in the third quarter of fiscal 1999 and $7,697,700 for the 39-week period ended June 27, 1999, compared to $2,401,500 and $7,102,700 respectively, in the prior fiscal year.

   Product sales increased $813,800, 218% and $3,170,000, 195% in the 13 and 39-
week periods, respectively in this fiscal year compared to similar periods last year. The increase in product revenue is primarily attributable to the sales activity of the Company's subsidiary, Novalog, Inc. Novalog has experienced an increased demand in Novalog's products, specifically the patented NOVALOG SIRCommIII wireless infrared control circuit chip. Significant customers such as Citizen Electronics have placed large purchase orders with Novalog.

   Contract research and development revenue declined $1,086,800, 59% and $2,175,000, 43% in the 13 and 39-week periods, respectively in this fiscal year compared to similar periods last year. The Company's 1998 earnings included a significant contract with Advanced Technology Products LLC. (ATPL), which was not expected to reoccur. The $400,000 of other revenues in the 39-week period in 1998 represented the sale of intellectual property rights to ATPL in connection with the research and development contract. The terms of the intellectual property rights transaction and the relationship of ATPL to the Company are described in the Company's September 27, 1998 10-K. Also contributing to the decline in research and development revenue was the Company's reallocation of resources to the development stage subsidiaries, which resulted in late contract awards.

Cost of Revenues

   Cost of contract research and development revenues as a percentage of contract revenues increased from 70% and 82% in the 13 and 39-week periods ended June 28, 1998, respectively to 132% and 95% in the 13 and 39-week periods ended June 27, 1999, respectively. The Company's overhead cost pool has grown slightly since 1998 as a result of higher revenue in the first two quarters of 1999 compared to similar periods in 1998. However, due to slow bookings and other factors described above, the Company experienced a decline in revenue during the third quarter of 1999 compared to the third quarter of 1998 and compared to prior quarters of 1999. Therefore, the balance of unapplied overhead and the resulting cost of contract revenue as a percentage of contract revenue was higher in the third quarter of 1999 compared to the third quarter of 1998.

   Cost of product sales as a percentage of product revenue was 122% and 86% in the 13 and 39-week periods ended June 27, 1999, respectively compared to 157% and 99% in the 13 and 39-week periods ended June 27, 1998. Novalog, Inc., the primary source for cost of product sales, has reduced overhead costs and has negotiated prices that more closely reflect die yields.

General and Administrative

   The Company's general and administrative expenses (G & A) increased $1,848,100 in the 39-week period ended June 27, 1999 compared to the comparable period in 1998. The increase is attributed to several factors. The 1998 G & A expenses did not include the costs of the Company's two start-up operations, Imagek and the MicroElectronics Products Division (MPD). Additionally, the Company's audit and tax fees have increased significantly in the 39-week period ended June 27, 1999 compared to similar periods in 1998.

Research and Development

   The Company increased its expenditures in research and development by $1,043,300 during the 13 week period and $2,653,300 during the 39-week period as compared to the prior year, primarily as a result of increased product development activities in two subsidiaries. Imagek's research expenditures for developing its Electronic Film System exceeded the prior year by $1,344,000 during the 39-week period. MSI exceeded its prior year research expenditures by $927,500 during the current year 39-week period in developing its microgyro and universal capacitive readout chip.

Interest Expense/Interest Income

   Interest expense in the third quarter of fiscal 1999 decreased $46,800 from the corresponding period of last fiscal year due to the retirement of the Company's bank loan. Mitigating this factor, however, is the increased expense of $21,000 during the third quarter of 1999 compared to 1998 due to the interest expense related to capital leases entered into to finance capital asset acquisitions.

Liquidity and Capital Resources

   At June 27, 1999, the Company had cash and cash equivalents of $2,762,800, working capital of $5,428,650 and a current ratio of 2.5 to 1. During the nine-month period ended June 27, 1999 the Company obtained additional equity funding and debt to equity conversions aggregating approximately $6.6 million. In connection with the Company's acquisition of capital assets, the Company entered into capital lease financing agreements totaling $745,400, which resulted in an increase in current financing payments due of $288,600.

   At June 27, 1999, the Company's backlog was approximately $5.3 million compared to $2.5 million at June 28, 1998. Of the 1999 backlog, $1 million is due to an outstanding purchase order for 40,200 application specification integrated circuits (ASICs).

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



                                        Irvine Sensors Corporation
                                   ----------------------------------
                                           (Registrant)



Date: August 5, 1999               By:     /s/ John J. Stuart, Jr.
                                   ----------------------------------
                                   John J. Stuart, Jr.
                                   Chief Financial Officer
                                   (Principal Accounting Officer)