Form 10-K
period 1999-10-03
IRVINE SENSORS CORP/DE/
filed 2000-01-03
CIK 357108

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934]
                For the fiscal year ended October 3, 1999

                                      OR

           [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934]
                For the transition period from _________ to _________.

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

Yes [X]      No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

To the extent known by the registrant, the aggregate market value of the Common Stock held beneficially by non-affiliates of the registrant was approximately $69,000,000 on December 22, 1999. As the Preferred Stock is not publicly traded it has not been included in the computation.

As of December 22, 1999, there were 36,075,400 shares of Common Stock outstanding.

Documents Incorporated by Reference:

Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended October 3, 1999 (Part II); portions of the Registrant's Definitive Proxy Statement to be used in connection with Registrant's Annual Meeting of Stockholders to be held on February 25, 2000 (Part III).

--------------------------------------------------------------------------------
                          FORWARD-LOOKING STATEMENTS

      Some of the information in this Report contains forward-looking statements which involve substantial risks and uncertainties. Readers can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words. Readers should consider statements that contain these or similar words carefully because they (1) discuss expectations of Irvine Sensors Corporation ("the Company") about its future performance; (2) contain projections of the Company's future operating results or of its future financial condition; (3) state other "forward-looking information. The Company believes it is important to communicate its expectations to its investors. There may be events in the future however, that the Company is not accurately able to predict or over which it may have no control. The risk factors discussed in "Factors that May Affect Future Results," later in this Report, as well as any cautionary language in this Report, including those portions incorporated by reference, provide examples of risks, uncertainties and events that may cause the Company's actual results to differ materially from the expectations described in the forward-looking statements. Readers should be aware that the occurrence of any of the events described in the risk factors and elsewhere in this Report, including the documents incorporated by reference, could have a material and adverse effect on the Company's business, results of operations and financial condition and that upon the occurrence of any of these events, the trading price of the Company's Common Stock could decline and investors could lose all or part of their investments.
--------------------------------------------------------------------------------
                                    PART I.
                                    -------

Item 1. Business

GENERAL

The Company and its subsidiaries are involved in various business activities related to miniaturized electronics and the applications thereof. The Company is organized into the following primary business groups:

Irvine Sensors Corporation
--------------------------

Irvine Sensors Corporation ("ISC") is the developer of proprietary technologies to produce extremely compact packages of solid state microcircuitry, which ISC believes offer volume, power, weight and operational advantages versus less miniaturized alternatives. These advantages result from ISC's ability to assemble microelectronic chips in a three-dimensional "stack" instead of alongside each other on a flat surface, as is the case with more conventional methods. These stacking technologies have also led to ISC's development of collateral technologies for the design of low power and low noise chips, thinning of chips and various specialized applications of chips and stacked chip assemblies in fields ranging from wireless infrared transmission to image processing to digital photography.

ISC's core chip-stacking technology was originally conceived and developed as a means of addressing the demands of space-based surveillance. However, the degree of miniaturization potentially realizable from ISC's technologies has attracted R&D sponsorship from various government funding agencies for a wide variety of potential military and space applications. Until recently, ISC derived most of its revenues from such funded research and development. Recently, ISC has sought to commercialize its technologies by creating independently managed subsidiaries that can pursue their own financing strategies separately from the parent. ISC has received an increasing share of its consolidated revenues from one such subsidiary.

In April 1996, upon termination of a joint development agreement, ISC purchased a memory-stacking line in Essex Junction, Vermont from IBM, and in October 1997, disposed of that line and consolidated that sector of its business with its California operation. In October 1995, ISC formed a subsidiary, Novalog, Inc. ("Novalog"), to commercially exploit its low power chip technology. In April 1997, ISC formed a subsidiary, MicroSensors, Inc. ("MSI"), to commercially exploit its technologies for low noise readout electronics and miniaturized inertial sensors. In June 1998, ISC formed a subsidiary, Silicon Film Technologies, Inc. ("Silicon Film"), formerly Imagek Inc. ("Imagek"), to commercially exploit some of its digital photography technologies. As of October 3, 1999 ISC owned approximately 95%, 98% and 84% of the issued common stock of Novalog, MSI and Silicon Film, respectively.

Novalog, Inc.
-------------

Novalog is a subsidiary of ISC that designs, develops and sells proprietary integrated circuits ("ICs") and related products for use in wireless infrared communication. Novalog's initial products, trademarked SIRComm(TM), SIR2(TM), MiniSIR(TM), MiniSIR2(TM) and BayBeamer(TM), enable infrared, line-of-sight data transfer between computers, electronic organizers, printers, modems and other electronic devices that have compatible ports. Novalog is an active participant in the Infrared Data Association ("IrDA"), which establishes the hardware and software protocols for such products. Novalog believes its products have advantages in terms of power consumption, dynamic range, size and economics as compared to the products of its competitors. Novalog has shipped more than fifteen million units of its products to manufacturers servicing the IrDA marketplace and, although there can be no assurance, management anticipates growing demand for such products. In fiscal 1999, Novalog accounted for approximately 61% of the Company's consolidated revenues.

MicroSensors, Inc.
------------------

MSI is a subsidiary of ISC that was formed to develop and sell proprietary micromachined sensors and related electronics. Micromachining involves the use of semiconductor manufacturing processes to build electromechanical devices with feature sizes measured in microns or fractions thereof. As prices have declined for micromachined devices, such solid-state units have migrated from initial aerospace and military applications to automotive, industrial process-control and medical applications. MSI is developing a proprietary micromachined inertial sensor, called the Silicon MicroRing Gyro(TM). MSI has demonstrated early prototypes of this device and is presently seeking strategic partners to facilitate its market introduction. In addition to inertial sensors, MSI intends to offer Application Specific Integrated Circuits ("ASICs") designed to read out micromachined sensors and other electronic systems. MSI is presently shipping engineering samples of a proprietary Universal Capacitive Readout(TM) ("UCR"(TM)) ASIC product to potential customers. MSI has delivered limited quantities of a multi-channel readout ASIC designed to the specifications of a specific customer for potential use in airport x-ray security systems. MSI is assisting this customer to evaluate whether it will order the MSI ASIC in quantity, which is presently undetermined. The Company believes that there are many uncertainties surrounding the development of MSI's business, including the risk that large companies may be reluctant to purchase critical parts of the nature that MSI is developing from a small company. This may be true even if MSI succeeds in surmounting all of the developmental challenges it currently faces. MSI accounted for approximately 2% of the Company's consolidated revenues in fiscal 1999.

Silicon Film Technologies, Inc. (formerly Imagek, Inc.)
-------------------------------------------------------

Silicon Film Technologies Inc. is a subsidiary of ISC, incorporated in Delaware in June 1998. Silicon Film designs, develops and intends to sell proprietary electronic film systems and other digital imaging products and services.
Silicon Film has developed and had manufactured pre-production quantities of a proprietary digital photography system called "EFS"(TM) which includes a self-contained, compact, battery-powered cartridge that fits into the film cavity of a standard 35mm camera thus offering the flexibility to switch between conventional film and digital photography. Silicon Film is presently evaluating the pre-production units of the EFS to determine if it is ready to accept orders for this product. Other collateral products and services are planned for introduction by Silicon Film in the future. Silicon Film had no revenues in fiscal 1999.

Subsidiaries' Capital Structure
-------------------------------

The capital structure and ownership of ISC's subsidiaries vary depending on the extent to which the subsidiaries have received equity financing from third-party sources rather than ISC. After giving effect to the possible conversion of issued and outstanding preferred stock into common stock, ISC's ownership of all equity securities of Novalog, MSI and Silicon Film is approximately 95%, 98% and 64%, respectively. Giving full effect to the possible future exercise of authorized or issued securities for which additional funds must be conveyed to its subsidiaries to purchase equity interests, such as warrants and options, ISC's future ownership of these subsidiaries would be approximately 64%, 54% and 49% for Novalog, MSI and Silicon Film, respectively. In October 1999, Silicon Film entered into an agreement to potentially offer a significant percentage of its equity ownership at a valuation roughly equivalent to or greater than that it has achieved in prior private financings. Placement of this financing would result in an additional approximate 11% dilution of Irvine Sensors' ownership interests in Silicon Film. There is no assurance that Silicon Film will proceed with this financing, which would require Irvine Sensors to agree to contractually narrow its voting rights and business relations with Silicon Film. In addition, the proposed financing contains provisions that would require Silicon Film to repurchase the securities offered under certain circumstances and also contains default and price protection provisions that could further substantially dilute Irvine Sensors' ownership of Silicon Film under certain circumstances. ISC believes that Silicon Film's placement agent will have completed its due diligence by the first calendar quarter of 2000. ISC is continuing to evaluate the proposed financing as well as other potential financing alternatives.

Both Novalog and MSI have substantial intercompany debts payable to ISC. In the event that these subsidiaries are successful in attracting third-party equity financing, it is possible that ISC may be required or may elect to convert these obligations into additional equity securities of these subsidiaries.


ISC was incorporated in Delaware in January 1988. Pursuant to a merger effective in May 1988 with a corporation of the same name incorporated in California in December 1974, the Company succeeded to all of the assets and liabilities of such predecessor corporation. Its principal executive offices are located at 3001 Redhill Avenue, Building 3, Costa Mesa, California 92626, and its telephone number is (714) 549-8211.

Novalog was incorporated in California in October 1995. Its principal executive offices are located at 3001 Redhill Avenue, Building 4, Costa Mesa, California 92626, and its telephone number is (714) 429-1122. Novalog is a consolidated subsidiary of ISC.

MSI was incorporated in Delaware in April 1997. Its principal executive offices are located at 3001 Redhill Avenue, Building 3, Costa Mesa, California 92626, and its telephone number is (714) 444-8831. MSI is a consolidated subsidiary of ISC.

Silicon Film was incorporated in Delaware in June 1998. Its principal executive offices are located at 16265 Laguna Canyon Road, Irvine, California 92618, and its telephone number is (949) 417-2260. Silicon Film is a consolidated subsidiary of ISC.

Products and Technology
-----------------------

The Company has a wide variety of technologies that have been derived from its early entry into the field of chip stacking. The Company is seeking to commercially exploit many of these technologies through subsidiaries organized to meet the needs of varying markets.

The Company's Novalog subsidiary has developed a Serial Infrared Communications chip using elements of the Company's sensor chip design technology. This device is being used in products in order to allow computers, computer peripherals and hand-held portable electronics devices such as personal organizers, pagers and cellular phones to communicate using infrared transmissions in a manner similar to that used by remote control units for televisions and video cassette recorders. Novalog has been shipping such devices since 1995.

The Company also has chip design technology relating to electronic readouts that it is seeking to exploit through its MSI subsidiary. In fiscal 1998, MSI entered into its first contractual relationship based on this technology, i.e., a contract to develop and subsequently ship production quantities of a readout chip for EG&G Astrophysics, Inc. ("EG&G") to be used in airport x-ray security systems. MSI completed the development phase of EG&G's contract in fiscal 1998 and commenced limited production shipments under the contract in fiscal 1999. EG&G is presently evaluating a redesign of their products, with MSI's assistance. In fiscal 1999, MSI also introduced a Universal Capacitive Readout
(UCR) ASIC intended for use by manufacturers of micromachined products. MSI is currently shipping samples of the UCR to various customers for evaluation. MSI has also developed a proprietary inertial sensor, the Silicon MicroRing Gyro, intended to provide an inexpensive means to measure angular motion for a wide variety of potential applications. Prototypes of the Silicon MicroRing Gyro are presently being demonstrated to potential customers and strategic partners. In September 1999, a United States patent, assigned to MSI, was granted covering the design of the Silicon MicroRing Gyro. The commercial exploitation, if any, of the Silicon MicroRing Gyro is expected to be paced by product design-in lead times of customers, principally Original Equipment Manufacturers ("OEMs"). As a result, the Company does not project material contributions to its consolidated revenue from this product during fiscal 2000. Furthermore, until potential customers and strategic partners more fully evaluate the prototypes of the Silicon MicroRing Gyro, the Company is not in a position to project when, or if, material revenues will be realized from this product thereafter.

In June 1998, the Company formed its Silicon Film (formerly Imagek) subsidiary to commercially explore some of its proprietary technologies related to miniaturized digital cameras. Silicon Film has recently begun to offer an initial product for sale, the EFS-1, and is developing additional products for future introduction. Silicon Film believes that its proprietary EFS technology has value advantages to potential customers with substantial investments in conventional 35mm camera equipment that inhibits the use by those consumers of self-contained digital cameras. By using the optics of existing cameras, Silicon Film believes that the EFS product line will be economically competitive to comparable resolution digital cameras. Market response to the EFS-1 will determine the degree to which Silicon Film contributes to the consolidated revenues of the Company in fiscal 2000. The Company believes, but cannot assure, that this contribution could be material.

In addition to the products developed through its subsidiaries, the Company has developed a family of standard products consisting of stacked chips, both packaged and unpackaged, and believes that its chip stacking technology can offer demonstrable benefits to designers of systems that incorporate numerous integrated circuits, both memory and otherwise, by improving speed and reducing size, weight and power usage. In addition, since ISC's technology reduces the number of interconnections between chips, potential system failure points can also decrease. However, the Company has only recently qualified some of its stacked packaged chip products for volume production, and it did not realize material revenues from these products in fiscal year 1999. The economic attractiveness of the Company's stacked packaged chip products is highly dependent on market pricing of competitive monolithic parts. The Company believes, but cannot assure, that such market conditions will be favorable to the Company's products at some time in fiscal year 2000, but because of the uncertainty in such market conditions is not able to estimate whether its stacked packaged chip products will make a material contribution to the Company's consolidated revenues.

The Company believes that the features achievable with its chip stacking technology will have application in space and in aircraft in which weight and volume considerations are dominant, as well as in various other applications in which portability is required and speed is important. The Company is seeking to exploit its highest density chip stacking technology through the sale of funded development and products to high end, high margin government and commercial users to whom the technical improvement will be most valuable. While these applications tend to require lower unit volume, the potential sales are at significantly higher prices than many applications requiring high volume production. Furthermore, the Company has existing relationships with some of the potential customers in this market.

Since fiscal 1995, the Company has been shipping quantities of its stacked unpackaged chip products, largely stacked memory, to customers for both government and commercial purposes. However, there is no assurance that the Company will be successful in marketing such products for widespread applications. The Company also intends to continue to market infrared sensing devices for surveillance, acquisition, tracking and interception applications for a variety of Defense Department and NASA missions.

Customers' demand for enhanced performance of electronic systems has produced a wide variety of competitors and competitive systems offering higher density microelectronics ranging from various three-dimensional designs to highly dense two-dimensional designs. Although some competitors are generally believed to be better financed, more experienced and organizationally stronger, the Company is not aware of any system in existence or under development that can stack chips more densely than its three-dimensional approach. See "Competition."

The Company is not aware of any technical disadvantages to its chip stacking technology. However, until high volume production is achieved, as to which there is no assurance, the ultimate cost of products using the Company's higher density chip stacking technology cannot be firmly established, and therefore, this uncertainty potentially places some of the Company's stacked chip products at a cost disadvantage. Accordingly, the Company expanded its product offerings in 1998 to include lower-density stacked electronics that could be more price competitive. Two U.S. patents have been allowed and others are pending covering these latest additions to the Company's range of stacked chip product offerings. Products employing these patented approaches have been qualified for potential use by large manufacturers, and the Company is currently seeking production orders for fiscal year 2000.

Potential Product Application
-----------------------------

Neural Networks. In 1991, the Company received funding from the U.S. Navy's Office of Naval Research for potential use of certain of its technology in neural networks. After the successful completion of this phase 1 contract, the Company received a $5,200,000 follow-on contract from the Navy in June 1993 and an additional $1,700,000 add on in January 1997 to further develop the neural networks technology. This phase of the contract was completed, and the Company subsequently received approximately $1,900,000 in additional funding on two related programs through fiscal 1999. The Company is presently pursuing additional contracts under which it would deliver demonstration products to various branches of the DOD. Neural networks contain large numbers of sensing nodes which continuously interact with each other, similar to the way that the neurons of a human brain interact to process sensory stimuli. Neural networks are the subject of scientific inquiry because pattern recognition and learning tasks, which humans perform well, and computers perform poorly, appear to be dependent on such processing. Neither conventional computers nor advanced parallel processors have the interconnectivity needed to emulate neural network processing techniques. The Company believes its chip stacking technology offers a way to achieve the very high levels of interconnectivity necessary to construct an efficient artificial neural network. To the Company's knowledge, there are no competitive packaging approaches that are presently available which are believed to offer this potential. The full embodiment of its neural network technology is not expected to yield near-term products for the Company, although it is anticipated to keep the Company actively involved in advanced R&D relevant to the Company's long-range business interests. However, elements of this technology, including a proprietary chip set, are currently being developed with a view to early product utilization.

Embedded Systems. In fiscal 1998, the Company commenced exploration of a technology to stack chips of different functionality and dimensions within the same chip stack, in effect creating a complete, miniaturized electronic system that can be embedded in a higher-level product. The Company refers to this new technology as "NeoStack." In fiscal 1999, a U.S. Patent was granted on the Company's NeoStack technology. The Company has initially demonstrated its NeoStack technology to support a government program to develop a wearable computer. The Company is also using the NeoStack technology in the development of a high-speed, removable optical storage system for Digital Versatile Disk ("DVD") systems. The Company believes, but cannot assure, that its NeoStack approach will offer advantages in terms of compactness and power consumption to developers of a wide variety of embedded computer and control systems. However, the Company has not yet developed this technology to the point at which it can make forecasts of potential revenue, if any, resulting from its licensing or application by OEMs.

Development Contract
--------------------

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

Under this agreement, the Company has been accruing royalty obligations to RDL at the rate of 3.5% of all Company revenues derived from the licensed technology. In addition, RDL is entitled to receive an amount equal to 7% of all royalties earned by the Company through the Company's sublicensees of the licensed technology, although to date, no such sublicensee royalty income has been earned.

In October 1989, RDL agreed to defer its royalty claims and subordinate them with respect to all other creditors in exchange for options to purchase up to 1,000,000 shares of the Company's Common Stock by applying the deferred royalties to the purchase at the exercise price of $1.00 per share. In September 1999, the Company and RDL negotiated an extension of the subordination and option exercise period through March 1999. If RDL exercises its option in whole or in part, title to RDL's technology would transfer to the Company and all further royalty obligations would cease. If the option expires unexercised, the subordination provisions would terminate and the accrued royalties would be due and payable in the same manner as any other corporate obligation.

At October 3, 1999, the Company has accrued $1,000,000 in deferred royalties pursuant to a settlement agreement with RDL to limit total accrued royalties to $1,000,000 through April 3, 2000, in conjunction with the six-month extension of the subordination and option exercise period. No royalties were paid by the Company during fiscal years 1999, 1998 and 1997. The Company believes that the terms of these foregoing transactions were no less favorable to the Company than would have been obtained from a non-affiliated third party for similar services.

Manufacturing
-------------

The Company's subsidiaries use contract manufacturers to fabricate and assemble their products. Novalog and MSI use semiconductor fabrication and related manufacturing sources that are widely available worldwide. Silicon Film uses product components that are also widely available with one exception. Silicon Film uses imaging chips which are currently available from one supplier.
Silicon Film expects that additional sources of supply will become available for this component in the future, but the continuity of its supply of this key component may be at risk until that occurs.

The Company's ultra-high-density stacking technology involves a standard manufacturing process which fabricates cubes comprising of approximately 50 die layers along with ceramic cap and base substrates laminated with an extremely thin adhesive layer and interconnected with a thin-film bus metalization to bring the chip input/output signals out to the top surface of the stacks. The cubes are then segmented or split into subsections as required for the particular product configuration being built. Finally, the cubes, mini-cubes or short stacks are burned in, tested, graded, kitted for packaging, out-sourced for packaging and screening, and returned for final test. The Company's facility is designed for low volume and prototype production of such parts.

During fiscal 1998, the Company introduced more cost competitive products manufactured with current state of the art manufacturing technologies. The Company uses outside third party qualified source vendors for the manufacturing of these products.

The primary components of the Company's non-memory products are integrated circuits and infrared detectors. The integrated circuits are designed by the Company for manufacture by others from silicon wafers and other materials readily available from multiple sources. Due to the ready availability of these materials, the Company does not have any special arrangements with suppliers for their purchase. The Company does not produce detectors. However, the Company has developed a process, which enables it to use relatively low cost, and unsophisticated detectors which are generally available from numerous sources.

Because of the nature of the sophisticated research and development work performed under its development contracts, the Company designs and assembles equipment for testing and prototype development. The Company uses the unique capability of this equipment to seek, qualify for and perform additional contract research and development for its customers.

Backlog
-------

At December 15, 1999, the Company's funded backlog was $3,041,600 compared to $3,468,600 at December 13, 1998. The Company anticipates that all of the funded backlog will be filled in fiscal 2000. In addition, the Company has unfunded backlog on contracts which typically are funded when the previously funded amounts have been expended. The Company is also continuing to negotiate for additional research contracts and commercial product sales, which, if obtained, could materially increase its backlog. Failure to obtain these contracts in a timely manner could materially affect the Company's short-term results.

Customers and Marketing
-----------------------

The Company's Advanced Technology Division ("ATD") focuses its marketing efforts primarily on U.S. military agencies or contractors to those agencies. The Company is continually seeking and preparing proposals for additional contracts. The Company also develops potential non-military uses of its technology. As a result of the post cold-war defense cutbacks, many defense contractors have experienced declines in their business base as government agencies' budgets are reduced. However, even if this trend continues, the Company believes that there will be more emphasis and funds directed to advanced technology systems and research programs for which the Company believes it is qualified to compete. However, there can be no assurances that the Company will be successful in competing against the larger defense contractors for potential programs.

The Company's Novalog subsidiary supports Original Equipment Manufacturers ("OEM's") supplying infrared communications devices complying with the standards of the Infrared Data Association ("IrDA"). The Company believes that Novalog's active participation in IrDA facilitates its marketing to those customers.

MSI directs its marketing toward three commercial areas: (i) Customers with a need for Application Specific Integrated Circuits such as the type developed for EG&G; (ii) OEMs that have a need for the cost and performance features that could be provided by MSI's Silicon MicroRing Gyro, with particular emphasis toward manufacturers of electronic toys and games, industrial monitoring equipment, medical instrumentation and automotive markets; and (iii) the manufacturers of micromachined sensors who may be able to utilize MSI's Universal Capacitive Readout (UCR) general purpose ASIC designed to support a variety of sensors requiring high accuracy capacitive readout and control electronics.

Silicon Film is a consumer product-focused enterprise. Both the structure and staffing of Silicon Film was developed to bring digital imaging products to the consumer market. The initial product of Silicon Film, the Electronic Film System
(EFS) is designed to enable 35mm camera owners to shoot digital or traditional photography with equipment they currently own. The initial target market, termed "prosumers" are defined as high end hobbyists and business photographers who have made a significant investment in their camera system. The EFS is being positioned as a camera accessory, leveraging off the growing adoption of digital cameras and their growing infrastructure.

Pre-production units of the initial EFS-1 product have been manufactured, and Silicon Film is currently evaluating these units to determine when to accept general orders for this product. Silicon Film presently forecasts general availability of the EFS-1 for consumer sale in the first calendar quarter of 2000. Silicon Film plans its product roll out of the EFS-1 to be through direct follow-up of inquiries from potential customers it has previously received. Silicon Film expects to follow this initial roll out with an expansion of distribution, reseller channels and value-added resellers for broad and vertical markets through strategic OEM relationships with camera and film companies. Silicon Film plans to service its customers with an electronic commerce site and contracted customer service and support facilities.

In fiscal 1999, contracts with all branches of the U.S. government and second-tier government contracts with prime government contractors accounted for 18 percent and 19 percent, respectively, of the Company's consolidated revenues; the remaining 63 percent of the Company's consolidated revenues was derived from non-government sources. During fiscal 1999, revenues derived from 3Com, Citizen Electronics, and the U.S. Army accounted for approximately 25 percent, 21 percent and 10 percent of total consolidated revenues, respectively. Loss of these customers would have a material adverse impact on the Company's short-term consolidated results.

Contracts with government agencies may be suspended or terminated by the government at any time, subject to certain conditions. Similar termination provisions are typically included in agreements with prime contractors. There is no assurance the Company will not experience suspensions or terminations in the future.

The Company focuses its marketing in specific areas of interest in order to best use its relatively limited marketing resources. Each operating unit or subsidiary has a designated individual to direct that unit's marketing efforts.

Competition
-----------

The demand for high performance semiconductors has produced a wide variety of competitors and competitive systems, ranging from various three-dimensional designs to highly dense two-dimensional designs. For most commercial applications, the principal competitive factor for such products is the cost premium over less densely packaged electronics. For some applications in which volume and weight are critical, such as space or avionics, density becomes the principal competitive factor. Many of the Company's competitors are believed to be better financed, more experienced and organizationally stronger than the Company. Accordingly, there can be no assurances that the Company can successfully compete in such markets.

The Company is aware of three large companies that have developed or acquired competing approaches to chip stacking. They are Texas Instruments, Inc. (TI), Thompson CSF (Thompson) and Vertical Circuits, Inc. (VCI), a newly formed subsidiary of TRW Inc. In addition, there are several small companies and divisions of large companies that have various technologies for stacking a limited number of chips.

The Company is aware of many companies, which are currently servicing the military market for electro-optical sensors of the type which the Company's products are also designed to support. The principal competitive factor in this business area is the performance sensitivity and selectivity achievable by alternative sensor approaches and designs. Competitors to the Company include TI, Lockheed Martin Corporation, Raytheon, Litton Industries, Infrared Industries, Inc., EG&G Judson, OptoElectronics-Textron, Inc. and Boeing Corporation. The Company believes that most of its competitors in this area have financial, labor and capital resources greater than those of the Company, and there is no assurance that the Company will be able to compete successfully.

The Company is aware of several companies that currently service the market for serial infrared detectors of the type sold by Novalog. For battery-powered applications, the principal competitive factors are power consumption and cost. For desktop and related applications, the principal competitive factor is the speed of data transmission achievable. Novalog believes it has competitive advantages in the battery-powered applications. Competitors to Novalog in this sector include Hewlett-Packard, Temic-Vishay and

Siemons Infenion, among others, all of whom have financial, labor and capital resources greater than those of Novalog. Although Novalog is currently experiencing material revenues in competition with such companies, its ability to protect or expand its market share in the future is not assured.

MSI is competing in a market populated with several larger competitors relating to its Silicon MicroRing Gyro, including such companies as Delco Electronics, Motorola, Bosch Corporation, Siemans and Systron-Donner. The principal competitive factor for these applications is believed to be cost. MSI has no present knowledge of competitors planning to introduce ASICs competitive to its UCR product, but given the widespread availability of integrated circuit design capabilities in the electronics industry, the emergence of competitive products is believed to be likely.

Silicon Film is not aware of any direct competitors to its EFS product and believes that its intellectual property will act as a barrier to competitors seeking to offer identical products, although there can be no assurance of that result. However, the EFS systems itself is expected to face competition from increasingly sophisticated generations of digital camera equipment. Peripheral equipment and services which Silicon Film intends to offer to complement its EFS products are also likely to attract strong competition if the EFS product line receives significant market acceptance.

Research and Development
------------------------

The Company believes government and commercial research contracts will provide the major portion of funding necessary for continuing development of some of its products. However, the manufacture of stacked circuitry modules in volume will require substantial additional funds, which may involve additional equity or debt financing or a joint venture, license or other arrangement. Furthermore, the development of some of the products of its subsidiaries is likely to require external funding. There can be no assurance that sufficient funding will be available from government or other sources or that new products of the Company of its subsidiaries will be successfully developed for volume production.

The Company's expenditures for research and development for the fiscal years ended October 3, 1999, September 27, 1998, and September 28, 1997 were $5,528,000, $4,128,400 and $1,616,600, respectively. These expenditures of Company funds were in addition to the Company's cost of revenues associated with its customer-sponsored research and development activities. The spending levels of Company funds on research and development compared to its overall expenses are indicative of the Company's resolve to maintain its competitive advantage by developing new products and improving upon its existing technology.

The Company has funded its research and development activities primarily through contracts with the federal government and with funds from the Company's public and private stock and bond offerings.

Patents, Trademarks and Licenses
--------------------------------

The Company has a policy of protecting its investment in technology by seeking to obtain, where practical, patents on the inventions made by its employees. As of October 3, 1999, 53 U.S. and foreign patents have been issued and other U.S. and foreign patent applications are pending. Foreign patent applications corresponding to several of the U.S. patents and patent applications are also pending. There is no assurance that additional patents will issue in the U.S. or elsewhere. Moreover, the issuance of a patent does not carry any assurance of successful application, commercial success or adequate protection. There is no assurance that the Company's existing patents or any other patent that may issue in the future would be upheld if the Company seeks enforcement of its patent rights against an infringer or that the Company will have sufficient resources to prosecute its rights, nor is there any assurance that patents will provide meaningful protection from competition.

The Company has been advised by its patent counsel, Thomas Plante, Esq., that no adverse patent has been found which might create an infringement problem in the marketing of the Company's products. If others were to assert that the Company is using technology covered by patents held by them, the Company would evaluate the necessity and desirability of seeking a license from the patent holder. There is no assurance that the Company is not infringing on other patents or that it could obtain a license if it were so infringing.

Those products and improvements that the Company develops under government contracts are generally subject to royalty-free use by the government for government applications. However, the Company has negotiated certain "non-space" exclusions in government contracts and has the right to file for patent protection on commercial products which may result from government-funded research and development activities.

The Company has exclusive rights to technology developed under an agreement with R & D Leasing, Ltd. ("RDL"), a limited partnership. Under the agreement, the Company will pay royalties of 3.5% of all direct sales by the Company, of the basic devices using the technology. RDL will also receive 7% of all income earned by the Company from sublicensees. The Company's Chairman of the Board and its Senior Vice-President and Chief Technical Officer have a beneficial interest in RDL. See "Development Contracts."

Silicon Film has exclusive world-wide rights to the technology developed in conjunction with a licensing agreement between the Company and I. Sapir, a foreign individual, who is now an employee of Silicon Film. Under this agreement, the Company issued 30,000 shares of its common stock to Mr. Sapir. Silicon Film has assumed the royalty obligations of this licensing agreement, which consist of a 1.5% royalty on products incorporating the licensed technology. This licensing agreement was executed in October 1997 and amended in March 1999. In 1999, Silicon Film filed ten additional patent applications relating to the proprietary methods and designs of its products.

The Company has entered into an assignment of patent and intellectual rights agreement with F.L. Eide, a Vice-President of the Company. As part of an employment agreement, Mr. Eide assigned to the Company all rights and interests to five U.S. Provisional Patent Applications owned by him. In consideration for this assignment, Mr. Eide will receive a 1% royalty on the gross sales revenues of any products incorporating the technology of these patent assignments for the lifetime of these patents. This agreement was executed in February 1998.

The Company entered into a sale and licensing of intellectual property rights related to the EFS to Advanced Technology Products, LLC ("ATPL"), a related party which funded early development of this technology, for which the Company's Senior Vice President and Chief Technical Officer serves as Managing Member. In September 1998, the Company assigned the rights and future royalty obligations of the ATPL license to Silicon Film. Concurrent with this assignment, ATPL reduced its royalty entitlements under the license in consideration for the issuance of 1,222,125 shares of Silicon Film common stock. ATPL retains a royalty entitlement of 2% of the first $30 million of EFS sales, declining thereafter as a function of sales volume.


Environmental Matters
---------------------
The Company believes that it is substantially in compliance with all regulations concerning the discharge of materials into the environment, and such regulations have not had a material effect on the capital expenditures or operations of the Company.


Employees
---------
As of October 3, 1999, the Company, including its consolidated subsidiaries, had 91 full-time employees and 10 consultants. Of the full-time employees, 66 were engaged in engineering, production and technical support, 8 in sales and marketing and 17 in finance and administration. None of the Company's employees is represented by a labor union, and the Company has experienced no work stoppages due to labor problems. The Company considers its employee relations to be excellent.


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

The Company views the year 2000 problem as an important business issue that could affect its business, as well as that of its suppliers and customers. Until the last several years, the Company's business has primarily been R&D, and its more recent business activities have not involved the shipment of products or components with embedded controllers that might be affected by the Year 2000 problem. However, Irvine Sensors customers may have integrated the Company's devices into higher level products or systems affected by the Year 2000 problem, and, to the extent that its customers' business may be disrupted, the Company's business and that of its subsidiaries is also subject to potential disruptions from such a cause. The Company does not have sufficient access to higher-level designs of its customers' products to be able to definitively assess this risk, but does not currently view this risk to be high.

In addition, the Company does utilize a number of computerized information systems to accurately process date-sensitive information across its operation, and any of these programs or computer systems is a potential source of year 2000 system failures. Irvine Sensors has worked to identify and resolve such potential impacts on the Company's computerized systems. The Company has been advised by its vendors that their systems are compliant with year 2000 issues.

Finally, the Company's general business operations could be adversely impacted were there to be material interruptions either in the country's banking or financial systems or the procurement activities of its customers. The Company currently believes that costs of addressing these issues will not have a material adverse impact on the Company's financial position. Nevertheless, if Irvine Sensors and third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. In order to mitigate the various risks associated with the Year 2000 problem, Irvine Sensors continues to work with its suppliers and customers, including the disclosure and exchange of relevant information, to proactively manage the calendar transition. The Company does not have a formal contingency plan should these preparations prove inadequate.

Factors that may affect Future Results
--------------------------------------

The future operating results of the Company are highly uncertain, and the following factors should be carefully reviewed in addition to the other information contained in this annual report on Form 10-K and in other public disclosures of the Company.

Shift in Business Focus. Since commencing operations, ISC has developed technology, principally under government research contracts, for various defense-based applications. Since 1992, ISC has been implementing a fundamental shift in its business, broadening its focus to include commercial exploitation of its technology. This shift has been manifested by the purchase and later shut down of the IBM cubing line, the "carve-out" of the Novalog, MSI and Silicon Film subsidiaries and the development of various stacked-memory products intended for military and aerospace markets. To date, these changes have developed new revenue sources but have not yet produced sustained consolidated profitability. Because of this limited and not-yet successful history, there can be no assurances that ISC's present and contemplated future products will be widely accepted in commercial marketplaces.

Financing Needs. Although the Company believes that it has adequate liquidity for its core level of operations, ISC and its subsidiaries have developed business plans for several emerging product areas based on its technologies. The product development and market introduction costs of these products cannot presently be fully funded from internal cash flow. There can be no assurances that ISC or its subsidiaries will be able to locate external financing for their business plans on acceptable terms.

Nasdaq Listing Requirements. ISC's Common Stock is publicly traded on the Nasdaq SmallCap Market. Effective February 23, 1998, new and more restrictive standards became effective for listing maintenance on this market. Prior to the implementation of these new regulations, ISC briefly dropped below the pending standards due to the loss associated with its Vermont plant closure and had to establish to the satisfaction of the Nasdaq staff that it had met the new standards in order to retain its listing. While the Company was able to meet this requirement, there can be no assurances that the Company will be able to maintain its compliance in the future. In the foreseeable future, the Company must meet at least one of the two following standards to maintain its Nasdaq listing; (i) maintenance of its tangible net worth at $2 million or greater, or
(ii) maintenance of a market capitalization figure in excess of $35 million as measured by market prices for trades executed on Nasdaq. While the Company presently has a market cap substantially in excess of the $35 million Nasdaq standard, its tangible net worth is slightly below $2 million. Furthermore, the consolidated losses resulting from the development expenses of some of its subsidiaries will continue to erode its tangible net worth for at least a portion of fiscal 2000. In that instance and absent additional equity financing, which cannot be guaranteed, the Company would be subject to market price risks for the maintenance of its Nasdaq listing. If ISC were to fail to meet the maintenance requirements for listing on Nasdaq in the future and the price of ISC's Common Stock was below $5 at such time, such securities would come within the definition of "penny stock" as defined in the Securities Exchange Act of 1934, as amended (the "Exchange Act") and be covered by Rule 15g-9 of the Exchange Act. That Rule imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors. From transactions covered by Rule 15g-9, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, Rule 15g-9, if it were to become applicable, would affect the ability or willingness of broker-dealers to sell ISC's securities and therefore would affect the ability of shareholders to sell their securities in the public market and the Company's ability to finance its business plans.

Equity Capital Structure. At October 3, 1999, the Company had 35,035,100 common shares issued and outstanding. The common shares reserved for issuance pursuant to existing preferred stock conversion rights, royalty conversion agreements and outstanding warrants and options have essentially depleted the balance of the Company's authorized capital structure of 40,000,000 common shares. Although the Company has authorized preferred stock which is presently unissued and unreserved, without an increase in its authorized common shares, the Company will be severely hampered in seeking equity financing in the future. Since the Company does not presently have sources of significant debt financing, unavailability of equity financing could impair the Company's ability to finance its future business plans or those of its present or future subsidiaries or its ability to respond to unforeseen circumstances. There can be no assurances that the Company's stockholders will authorize an increase in the Company's authorized common shares.

Third-Party Financing of Subsidiaries. The financing of the Company's Novalog and Silicon Film subsidiaries to date have involved significant sales of minority equity interests. The Company has repurchased a substantial portion of the minority equity interests of Novalog, but does not now have sufficient discretionary capital to continue this practice with respect to Novalog or any other subsidiary or to adequately finance the future business plans of any of its subsidiaries. The Company's subsidiaries are seeking to sell additional equity interests to finance at least some portion of their business plans. The Company's ability to enjoy the benefits of any potential increase in value on the part of its subsidiaries can be greatly reduced by third-party financings. This is true both because of reduced equity interests in the subsidiaries and because the Company's control of its subsidiaries is lessened or eliminated. Significant third-party investment in the Company's subsidiaries will likely result in third-party investors receiving subsidiary board representation and/or protective covenants that could result in the Company losing voting control of its subsidiaries. In the case of Silicon Film, it presently has an investment banking relationship seeking significant third-party financing involving such features plus additional investor protection. If approved by the Company and subsequently consummated, this financing would reduce the Company's ownership interest in Silicon Film to slightly above 50% after the placement of the financing and to slightly below 40% after the fully-dilutive effect of warrants and options. Additional dilution could be experienced due to default or price anti-dilution provisions or a subsequent IPO. In certain circumstances, it is possible that we or our subsidiaries could experience very substantial transactions costs or "break-up" fees in connection with efforts to obtain financing. Third-party financings of subsidiaries will inherently complicate our fiduciary and contractual obligations and could leave us more vulnerable to potential future litigation. The outcome of litigation is inherently unpredictable, and even the costs of prosecution could have a materially adverse effect on our results of operations.

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

Patents and Proprietary Right Protection; Infringement. ISC believes that its ultimate success, and that of its subsidiaries, will depend, in part, on the strength of its existing patent protection and the additional patent protection that it and its subsidiaries may acquire in the future. As of the date hereof, ISC owns 44 U.S. patents and 8 foreign patents and has other patent applications pending before the U.S. Patent and Trademark Office as well as various foreign jurisdictions. Although ISC believes many of these patents to be fundamental in nature, there can be no assurance that any existing or future patents will survive a challenge or will otherwise provide meaningful protection from competition. Furthermore, there is also no assurance that ISC or its subsidiaries will have the financial resources to provide vigorous defense or enforcement of patents.

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

Government Rights. Whatever degree of protection, if any, is afforded ISC or its subsidiaries through its patents, proprietary information and other intellectual property, this protection will not extend to government markets that utilize certain segments of ISC's technology. The government has the right to royalty-free use of technologies that ISC has developed under government contracts, including portions of ISC's stacked circuitry technology. ISC is free to commercially exploit such government-funded technologies and may assert its intellectual property rights to seek to block other non-government users thereof, but there can be no assurances of success in such endeavors.

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

Dependence on Key Personnel. ISC and its subsidiaries will depend to a large extent on the abilities and continued participation of certain key employees. The loss of key employees could have a material adverse effect on the businesses of ISC and its subsidiaries. ISC and its subsidiaries have adopted employee Stock Option Plans designed to attract and retain key employees. The value of such options to the subsidiaries will be strongly tied to the timing of any future IPOs, of which there can be no assurance, and there can, accordingly, be no guarantee of the efficacy of such options in retaining key employees. Neither ISC or its subsidiaries presently maintain "key man" insurance on any key employees although Silicon Film is planning to secure such insurance on its Chief Executive Officer. ISC believes that, as its activities and those of its subsidiaries increase and change in character, additional, experienced personnel will be required to implement the business plans of ISC and its subsidiaries. Competition for such personnel is intense and there is no assurance that they will be available when required, or that ISC or its subsidiaries will have the ability to attract them.

The above factors are not intended to be inclusive. Failure to satisfactorily achieve any of the Company's objectives or avoid any of the above or other risks would likely have a material adverse effect on the Company's business and results of operations.

Item 2.  Properties


The following table sets forth information with respect to the Company's facilities:


                                                         Square   Monthly
                                          Location       Feet      Rent     Lease Expiration
                                          --------       ------   -------    ----------------
  ISC(1)                                Costa Mesa, CA   30,339   $32,300    September 2001
  Silicon Film Technologies, Inc.       Irvine, CA       10,300     7,725    May 2004
                                                         ------   -------
          Total                                          40,639   $40,025
                                                         ======   =======

------------
(1) Includes facilities for ISC corporate headquarters, ATD, MPD, MSI and
    Novalog.


The facilities used by Advanced Technology Division include laboratories containing clean rooms for operations requiring a working environment with reduced atmospheric particles. The Company believes that its facilities are adequate for their respective operations, and that the facilities of the Company are maintained in good repair.


Item 3.  Legal Proceedings.

         None.


Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT


     Name                Age    Position
     ----                ---    --------
James D. Evert            57    President, Chief Executive Officer and a Director

John C. Carson            61    Senior Vice President, Chief Technical   Officer and a Director

John J. Stuart, Jr.       60    Senior Vice President, Chief Financial Officer and Treasurer

Floyd L. Eide             63    Vice President and General Manager - MicroElectronics Division


Mr. Evert has been President, Chief Executive Officer and a director of ISC since February 1997. He also serves in those capacities for Novalog since February 1997 and as a director of MSI since October 1997 and a director of Silicon Film since August 1998. Prior to joining ISC, Mr. Evert was an independent management consultant. In that role from December 1993 until January 1995, he assisted Fujitsu Microelectronics, Inc. in the formation of a graphics product subsidiary and subsequently served as Vice-President of that unit from January 1995 to February 1996. Mr. Evert is a graduate of Syracuse University with a B.S. degree in Electrical Engineering.

Mr. Carson is a co-founder of ISC and has served as a Senior Vice President since its inception in 1974 and a director since April 1982. He was elected Chief Technical Officer in February 1997. Mr. Carson also serves as a director of MSI (since October 1997). Mr. Carson has been awarded 15 patents for smart sensors, 3D packaging and single processing architectures, including neural networks. Mr. Carson holds a B S. in Physics from the Massachusetts Institute of Technology.

Mr. Stuart joined ISC in January 1983 as its Manager of Special Projects and Communications, became ISC's Chief Financial Officer and Treasurer in July 1985, and a Vice President in June 1995. He relinquished the position of Treasurer in February 1995. Effective October 1998, Mr. Stuart re-assumed the position of Treasurer in addition to his other responsibilities. Mr. Stuart is also a member of the Board of Directors and is Vice President of Finance and Chief Financial Officer of both Novalog (since October 1995) and MSI (since October 1997). He also acted as Chief Financial Officer of Silicon Film since its organization in August 1998 until May 1999. Mr. Stuart holds a B.S. in Industrial Management from the Massachusetts Institute of Technology.

Mr. Eide joined ISC in August 1997 as Vice President and General Manager - MicroElectronics Division. From November 1987 to August 1997, Mr. Eide was Chief Operating Officer and Vice President, Engineering of Dense-Pac Microsystems Inc. He is a graduate of Fairleigh Dickenson University with a M.S. in Solid State Physics and a B.S. in Physics.

                                     PART II
                                     -------

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The following table sets forth the range of representative high and low bid prices of the Company's Common Stock (Nasdaq SmallCap Market symbol: IRSN) in the over-the-counter market for the periods indicated, as furnished by NASD, Inc. These prices represent prices among dealers, do not include retail markups, markdowns or commissions, and may not represent actual transactions:

                                                 Common Stock
                                                  Bid Prices
                                              High            Low
                                              ----            ---
Fiscal Year Ended October 3, 1999:
      First Quarter                         $1 15/16       $1 13/32
      Second Quarter                        $1 21/32       $1 5/16
      Third Quarter                         $2             $1 7/16
      Fourth Quarter                        $1 27/32       $1 7/32

Fiscal Year Ended September 27, 1998:
      First Quarter                         $1 1/32        $1
      Second Quarter                        $2 21/32       $2 19/32
      Third Quarter                         $2 1/32        $2
      Fourth Quarter                        $2 29/32       $1 11/32


On December 22, 1999, the closing bid and asked prices for the Company's Common Stock on the Nasdaq SmallCap Market were $2 1/8 and $2 3/32 respectively.

On December 22, 1999, there were approximately 885 stockholders of record and approximately 9,500 beneficial holders based on information provided by the Company's transfer agent.

The Company has not paid cash dividends on any class of its stock since its incorporation. Under Delaware law there are certain restrictions which limit the Company's ability to pay cash dividends in the future.

Item 6. Selected Financial Data

The following table summarizes certain selected consolidated financial data and is qualified by the more detailed Consolidated Financial Statements incorporated herein by reference (see Item 8, below):



                               Fiscal Year Ended
                               -----------------

                                         October 3,        September 27,        September 28,    September 29,     October 1,
                                               1999                 1998                 1997             1996           1995
Consolidated Statement of Operations Data:
------------------------------------------
Total revenues                          $11,100,200          $ 9,314,500         $ 13,693,200     $ 12,024,200    $ 8,041,400
Loss from operations                     (9,785,700)          (5,798,200)         (14,809,200)     (11,154,700)    (3,071,500)
Net loss                                 (9,115,700)          (4,243,500)         (14,875,600)     (15,914,700)    (4,137,500)
Basic and diluted net loss per common
 and common equivalent share            $     (0.29)         $     (0.19)        $      (0.73)          $(0.94)        $(0.28)
Weighted average number of
 shares outstanding                      31,244,300           24,597,700           20,475,100       16,874,300     14,966,500
Shares used in computing
 net loss per share                      31,244,300           24,597,700           20,475,100       16,874,300     14,966,500

Loss per common and common equivalent shares includes, where applicable, cumulative and imputed dividends on Preferred Stock which have not been declared or paid.


                                         October 3,       September 27,       September 28,    September 29,     October 1,
                                               1999                1998                1997             1996           1995
                                        -----------------------------------------------------------------------------------
Consolidated Balance Sheet  Data:
---------------------------------
Current assets                          $ 6,640,850          $4,802,700         $ 6,637,200      $ 9,648,200    $ 9,927,500
Current liabilities                     $ 5,375,300          $2,296,000         $ 7,395,600      $ 5,787,100    $ 3,545,400
Working capital (deficit)               $ 1,265,550          $2,506,700         $  (758,400)     $ 3,861,100    $ 6,382,100
Total assets                            $10,510,350          $7,064,700         $ 9,449,300      $21,742,200    $15,609,200
Long-term debt                          $   433,200          $  933,700         $ 1,207,000      $ 3,165,600    $   201,200
Shareholders' equity (deficit)          $ 2,212,650          $2,347,000         $(2,939,900)     $ 8,312,700    $ 9,494,100

Item 7.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
         and Results of Operation
         ------------------------

The information required by Item 7 of this report is set forth on pages 2 through 4 of the Company's 1999 Annual Report to Stockholders and is incorporated by reference in this Annual Report on Form 10-K.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

None.


Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

The financial statements, together with the reports thereon of Grant Thornton LLP, dated December 21, 1999 and PricewaterhouseCoopers LLP, dated December 16, 1997, appearing on pages 5 through 22 of the Company's 1999 Annual Report to Stockholders are incorporated by reference to this Annual Report on Form 10-K. With the exception of the aforementioned information and the information incorporated in Item 7, the 1999 Annual Report to Stockholders is not deemed to be filed as part of this Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure
         --------------------

On October 1,1998, the Company dismissed PricewaterhouseCoopers LLP as its independent accountants effective as of the Company's fiscal year ended September 27,1998. The Registrant's Audit Committee participated in and approved the decision to change independent accountants. On October 1, 1998, the Company selected Grant Thornton LLP to act as its independent accountants effective as of the company's fiscal year ended September 27,1998. At the Company's Annual Meeting of February 26, 1999, shareholders approved the selection of Grant Thornton LLP to act as its independent accountants for the fiscal year ended October 3, 1999.

                                    PART III
                                    ---------


The following items included in the Company's Definitive Proxy Statement dated January 25, 1999 to be used in connection with the Company's Annual Meeting of Stockholders to be held on February 26, 1999 are incorporated herein by reference:

                                Pages in Proxy
                               -----------------
Item 10. Directors and Executive Officers of the Registrant                          2-5

Item 11. Executive Compensation                                                     7-10

Item 12  Security Ownership of Certain Beneficial Owners and Management              7-8

Item 13. Certain Relationships and Related Transactions                               15

                                     PART IV
                                     -------

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)      The following documents are filed as part of this Report:

         1. Financial Statements
                                                                     Pages in
                                                                  Annual Report*
                                                                  --------------
            Consolidated Balance Sheets                                        5
            Consolidated Statements of Operations                              6
            Consolidated Statement of Shareholders' Equity (Deficit)           7
            Consolidated Statements of Cash Flows                              8
            Notes to Consolidated Financial Statements                      9-21
            Reports of Independent Certified Public Accountants               22
         * Incorporated by reference from the indicated pages of the 1999 Annual Report to Stockholders.

         2. Financial Statement Schedule:

            Reports of Independent Certified Public Accountants on Financial Statement Schedules

            Schedule for the fiscal years ended October 3, 1999, September 27, 1998, and September 28, 1997.

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

         3. Exhibits - The following is a list of the exhibits encompassed in this report:

 Exhibit
 Number      Exhibit Description
 ------      -------------------

 3.1         Certificate of Incorporation of the Registrant, as amended and currently in effect (1)
 3.2         Certificate of Designation of Preferences of Series D Convertible
             Preferred Stock (2)
 3.3         By-laws, as amended to date (3)
 4.1         Specimen Common Stock certificate (1)
 5.1         Opinion of Grover T. Wickersham, P.C.re legality (4)
 10.1        Lease Agreement for the premises at 3001 Redhill Avenue, Building
             III, Costa Mesa, California (5)
10.2.1       Employee Stock Bonus Plan and Trust Agreement dated June 29, 1982 effective December 31,1982 (6)
10.2.2       Amendment to Employee Stock Bonus Plan and Trust Agreement dated
             December 14, 1982 (7 )
10.2.3       Amendment to Employee Stock Bonus Plan and Trust Agreement dated
             September 25, 1990 (1)
10.2.4       Master Trust Agreement for Employee Deferred Benefit Plans dated
             August 22, 1990 (8)
10.2.5       Amendment to Employee Stock Bonus Plan and Trust Agreement dated
             October 4, 1993 (9)
10.3         Agreement with R&D Leasing, Ltd. and Note Payable dated June 23,
             1989 (10)
10.4         License Agreement with R&D Leasing, Ltd. dated October 20, 1989
             (10)
10.5         Agreement with R&D Leasing, Ltd. dated October 1, 1990 (11)
10.6         1991 Stock Option Plan (12)
10.7         1995 Stock Option Plan (13)
10.8         Contract between the Company and NASA Management Office - JPL dated
             March 12, 1996 (3)
10.9         Contract between the Company and Wright-Patterson Air Force Base dated August 12, 1996 (3)
10.10        Contract #DAAH01-9B-C-R075 with U.S. Army Aviation and Missile
             Command (14)
10.11        1999 Stock Option Agreement (4) 21.1 Subsidiaries of the Registrant
             (2)
13           Portions of Registrant's Annual Report to Stockholders for the
             fiscal year ended October 3, 1999
21.1         Subsidiaries of the Registrant (2)
23.1         Consent of Grant Thornton LLP, Independent Certified Public
             Accountants (see page II-11 of the Registration Statement)
23.2         Consent of PricewaterhouseCoopers LLP, Independent Accountants (4)
23.3         Consent of Thomas J. Plante, Esq., Patent Counsel (see page II-12 of the Registration Statement)
23.4         Consent of Grover T. Wickersham, P.C. (included in Exhibit 5.1, above)
27           Financial Data Schedule

-----------
 (1) Incorporated by reference to Part IV of Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 1991.
 (2) Incorporated by reference to the Registrant's Registration Statement on Form S-1 filed with the Commission on October 4, 1999 (Registration Number 333-88385).
 (3) Incorporated by reference to Part IV of Registrant's Annual Report on Form 10-K/A for the fiscal year ended September 28, 1996.
 (4)  To be filed by amendment.
 (5) Incorporated by reference to Part IV of Registrant's Annual Report on Form 10-K for the fiscal year ended October 2, 1994.
 (6) Incorporated by reference to Part II of Pre-effective Amendment No. 3 to the S-18 Registration Statement filed with the Commission's Los Angeles Regional Office on May 27, 1982.
 (7) Incorporated by reference to Part II of Registrant's Registration Statement on Form S-1 filed with the Commission on March 23, 1983 (Registration No. 2-82596) (the "S-1 Registration Statement").
 (8) Incorporated by reference to Part II of Pre-effective Amendment No. 3 to the Form S-2 filed with the Commission on March 3, 1987 (Registration No. 33-10134).
 (9) Incorporated by reference to Part IV of Registrant's Annual Report on Form 10-K/A for the fiscal year ended October 1, 1995.
 (10) Incorporated by reference to Part IV of Registrant's Annual Report on Form 10-K for the fiscal year ended October 1, 1989.
 (11) Incorporated by reference to Part IV of Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1990.
 (12) Incorporated by reference to Part II of Pre-effective Amendment No. 2 to the Form S-2 filed with the Commission on July 9, 1992 (Registration No. 33-47977).
 (13) Incorporated by reference to Registrant's Form S-8 Registration Statement filed February 11, 1999.
 (14) Incorporated by reference to Registrant's Form 10-Q for the Period Ended June 27, 1998, filed August 12, 1998.

  (b) Reports on Form 8-K:
  ------------------------
  No report on Form 8-K was filed by the Company with respect to the quarter ended October 3, 1999.

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

                                               IRVINE SENSORS CORPORATION
                                               --------------------------



                                               By: /s/ James Alexiou
                                                   _____________________________
                                                   James Alexiou
                                                   Chairman of the Board
                                                   Date: December 31, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ James Evert                                    /s/ John J. Stuart, Jr.
_____________________________                      __________________________
James Evert                                        John J. Stuart, Jr.
Chief Executive Officer                            Chief Financial Officer
(Principal Executive Officer)                      (Principal Accounting
Date: December 31, 1999                             Officer)
                                                   Date: December 31, 1999

/s/ John C. Carson                                 /s/ Frank P. Ragano
_____________________________                      __________________________
John C.Carson, Director                            Frank P. Ragano, Director
Date: December 31, 1999                            Date: December 31, 1999

/s/ Joanne S. Carson                               /s/ Vincent F. Sollitto, Jr.
_____________________________                      __________________________
Joanne S. Carson, Director                         Vincent F. Sollitto, Jr.,
Date: December 31, 1999                            Director
                                                   Date: December 31, 1999

/s/ Marc Dumont                                    /s/ Wolfgang Seidel
_____________________________                      __________________________
Marc Dumont, Director                              Wolfgang Seidel, Director
Date: December 31, 1999                            Date: December 31, 1999

/s/ Walter E. Garrigan
_____________________________
Walter E. Garrigan, Director
Date: December 31, 1999

              REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
              ---------------------------------------------------
                       ON FINANCIAL STATEMENT SCHEDULES
                       --------------------------------


To the Board of Directors of
Irvine Sensors Corporation


Our audits of the consolidated financial statements referred to in our report dated December 21, 1999 appearing on page 22 of the 1999 Annual Report to Shareholders of Irvine Sensors Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ GRANT THORNTON LLP

Irvine, California
December 21, 1999



To the Board of Directors of
Irvine Sensors Corporation


Our audit of the consolidated financial statements referred to in our report dated December 16,1997 appearing on page 22 of the 1999 Annual Report to Shareholders of Irvine Sensors Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules for the year ended September 28, 1997 listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PRICEWATERHOUSECOOPERS LLP

PRICE WATERHOUSE LLP

Costa Mesa, California
December 16, 1997

                 SCHEDULE  II VALUATION AND QUALIFYING ACCOUNTS
                 ----------------------------------------------

                                     Balance at   Charged to                Balance
                                     Beginning    Costs and                 at End
                                     of Year      Expenses     Deductions   of Year
                                     ----------   ----------   ----------   ----------
Year ended October 3,1999:
--------------------------
Allowance for doubtful accounts      $   10,000   $   31,268   $    4,567   $   36,701
Inventory reserves                    2,456,800    2,245,600      983,600    3,718,800

Year ended September 27,1998:
-----------------------------
Allowance for doubtful accounts      $   10,000   $       -    $       -    $   10,000
Inventory reserves                    2,184,800    1,306,700    1,034,700    2,456,800

Year ended September 28, 1997:
------------------------------
Allowance for doubtful accounts      $   10,000   $       -    $       -    $   10,000
Inventory reserves                    2,043,700    1,156,100    1,015,000    2,184,800
