Form 10-Q
period 2000-01-02
IRVINE SENSORS CORP/DE/
filed 2000-02-22
CIK 357108

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended January 2, 2000

                                      OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition period from          to
                                        ----------  -----------

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

                        Yes [X]        No[_]

As of January 2, 2000 there were 35,974,100 shares of Common Stock outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

                           IRVINE SENSORS CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                                                              January 2,       October 3,
                                                                                   2000              1999
                                                                           --------------------------------
                                                                            (Unaudited)
Assets
Current Assets:
    Cash and cash equivalents............................................  $  3,985,000      $    981,100
    Accounts receivable, net of allowances
       of $56,600 in 2000 and $10,000 in 1999............................     2,655,800         2,401,500
    Stock subscriptions receivable.......................................       320,900           600,000
    Inventory............................................................     2,576,100         2,219,800
    Other current assets.................................................       262,850           438,450
                                                                           --------------------------------

       Total current assets..............................................     9,800,650         6,640,850

Equipment, furniture and fixtures, net...................................     3,684,900         3,546,900
Goodwill.................................................................       171,600           171,600
Other assets.............................................................       589,900           151,000
                                                                           --------------------------------
                                                                           $ 14,247,050      $ 10,510,350
                                                                           ================================
Liabilities and Shareholders' Equity
Current Liabilities:
    Accounts payable.....................................................  $  3,583,400      $  3,310,800
    Accrued expenses.....................................................     1,214,700           752,600
    Deferred revenues....................................................        59,300                 -
    Deferred and subordinated royalties payable - affiliated company.....     1,000,000         1,000,000
    Contingent liability on common stock subscribed......................     1,018,000                 -
    Bridge loan and line-of-credit.......................................       665,000                 -
    Capital lease obligations - current portion..........................       311,900           311,900
                                                                           --------------------------------
       Total current liabilities.........................................     7,852,300         5,375,300

Capital lease obligations................................................       360,000           433,200
Contingent liability on common stock subscribed..........................     1,102,900                 -
Minority interest in consolidated subsidiaries...........................     3,124,800         2,489,200
                                                                           --------------------------------
       Total liabilities.................................................    12,440,000         8,297,700
                                                                           --------------------------------

Shareholders' Equity:

    Preferred stock, $0.01 par value, 500,000 shares authorized; 6,400 shares Series B Convertible Cumulative Preferred
       outstanding; aggregate liquidation preference of $95,600..........           50                 50
       3,500 shares Series C Convertible Cumulative Preferred
       outstanding; aggregate liquidation preference of $105,840.........           50                 50
       2,400 shares Series D Convertible Preferred
       outstanding; aggregate liquidation preference of $240,000.........           50                 50
    Common stock, $0.01 par value, 40,000,000 shares authorized;
         35,974,100 and 35,035,100 shares issued and outstanding.........      359,700            350,300
    Common stock warrants; 189,500 and 147,000 outstanding...............            -                 -
    Paid-in capital (including common stock subscribed)..................   66,884,000         64,800,900
    Accumulated deficit..................................................  (65,436,800)       (62,938,700)
                                                                          ---------------------------------
         Total shareholders' equity......................................    1,807,050          2,212,650
                                                                          ---------------------------------
                                                                          $ 14,247,050       $ 10,510,350
                                                                          =================================


    See Accompanying Condensed Notes to Consolidated Financial Statements.

                           IRVINE SENSORS CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                          13 Weeks Ended
                                                  ------------------------------
                                                   January 2,      December 27,
                                                         2000              1998
                                                  ------------    --------------
Revenues:
     Product sales...............................  $ 2,416,200     $ 1,775,200
     Contract research & development.............      866,900         972,700
                                                  ------------------------------
Total revenues...................................    3,283,100       2,747,900
                                                  ------------------------------
Cost and expenses:
     Cost of product sales.......................    1,902,000       1,224,100
     Cost of contract revenues...................      681,500       1,093,500
     General and administrative..................    2,202,900       1,063,200
     Research and development....................    1,168,700         808,000
                                                  ------------------------------
                                                     5,955,100       4,188,800
                                                  ------------------------------

Loss from operations.............................   (2,672,000)     (1,440,900)

     Interest expense............................      (44,600)        (14,800)
     Interest income.............................        1,900           6,000
                                                  ------------------------------
Loss before minority interest
     and provision for income taxes..............   (2,714,700)     (1,449,700)
Minority interest in loss of subsidiaries........      216,600          86,200
Provision for income taxes.......................            -               -
                                                  ------------------------------
Net loss.........................................  $(2,498,100)    $(1,363,500)
                                                  ==============================
Basic and diluted loss per share.................  $     (0.07)    $     (0.05)
                                                  ==============================
Weighted average number
  of shares outstanding..........................   35,947,100      28,697,300
                                                  ==============================

     See Accompanying Condensed Notes to Consolidated Financial Statements.

                           IRVINE SENSORS CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)


                                                                            13 Weeks Ended
                                                       --------------------------------------------------------
                                                                     January 2, 2000         December 27, 1998
                                                       ------------------------------ -------------------------
Cash flows from operating activities:
   Net loss............................................                $(2,498,100)                $(1,363,500)
   Adjustments to reconcile net loss to
    net cash used in operating activities:
     Depreciation......................................  $   246,700                  $   202,100
     Minority interest in net loss of subsidiaries.....     (216,600)                     (86,200)
     (Increase) decrease in accounts receivable........     (253,300)                     151,100
     (Increase) decrease in inventory..................     (356,300)                      62,400
     Decrease in other current assets..................      175,600                      214,600
     (Increase) decrease in other assets...............     (351,700)                       9,600
     Increase in accounts payable and
      accrued expenses.................................      734,700                      201,300
     Increase in deferred revenues.....................       59,300                      272,000
                                                         ------------                 ------------
     Total adjustments.................................                     37,400                   1,026,900
                                                                       ------------                ------------
    Net cash used in operating activities..............                 (2,460,700)                   (336,600)

Cash flows from investing activities:
   Capital facilities and equipment expenditures.......     (384,700)                    (128,200)
   Acquisition of intangible assets....................      (87,200)                           -
                                                         ------------                 ------------
    Net cash used in investing activities..............                   (471,900)                   (128,200)

Cash flows from financing activities:
   Proceeds from issuance of common and
    preferred stock and common stock warrants..........      600,000                       55,000
   Proceeds from options & warrants exercised..........      383,600                            -
   Proceeds from Series D preferred conversion.........      209,000                            -
   Sale of minority interest in subsidiary.............      852,800                      324,900
   Proceeds from common stock subscribed...............    1,178,900                            -
   Proceeds from contingent liability on common stock
     subscribed........................................    2,120,900                            -
   Proceeds from bridge loan & credit line.............      665,000                            -
   Principal payments under notes payable..............      (73,700)                      (5,900)
                                                         ------------                 ------------
Net cash provided by financing activities..............                  5,936,500                     374,000
                                                                       ------------                ------------

Net increase (decrease) in cash and cash equivalents...                  3,003,900                     (90,800)
Cash and cash equivalents at beginning of period.......                    981,100                   1,310,400
                                                                       ------------                ------------
Cash and cash equivalents at end of period.............                $ 3,985,000                 $ 1,219,600
                                                                       ============                ============
Noncash investing and financing activities:
   Common Stock sold on a subscription basis...........                $   320,900                 $         -
                                                                       ============                ============


    See Accompanying Condensed Notes to Consolidated Financial Statements.

                          IRVINE SENSORS CORPORATION
             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General

      The information contained in the following Condensed Notes to Consolidated Financial Statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the 1999 Annual Report to Shareholders of Irvine Sensors Corporation (the "Company"). It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

      The consolidated financial information as of January 2, 2000 and December 27, 1998 included herein is unaudited but includes all normal recurring adjustments which, in the opinion of management of the Company, are necessary to present fairly the consolidated financial position of the Company at January 2, 2000, the results of its operations for the 13-week periods ended January 2, 2000 and December 27, 1998 and its cash flows for the 13-week periods ended January 2, 2000 and December 27, 1998.

      The consolidated financial statements include the accounts of Irvine Sensors Corporation and its subsidiaries, Novalog, Inc. ("Novalog"), MicroSensors, Inc. ("MSI"), Silicon Film Technologies, Inc. ("Silicon Film"), 3D Microelectronics, Inc. and 3D Microsystems, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.


Note 2 - Related Party Transactions

         In April 1980, the Company entered into an agreement with R & D Leasing Ltd. ("RDL"), a limited partnership in which the Company's Chairman of the Board and a Senior Vice-President are general partners with beneficial interests, to develop certain processes and technology related to chip stacking. The Company has exclusively licensed this technology from RDL. The Company's exclusive rights to the technology extend to all uses, both government and commercial. Since entering into the licensing agreement, the Company has accrued royalty obligations to RDL at the rate of 3.5 percent of all Company sales of chip stacks using the licensed technology. In addition, RDL is entitled to receive an amount equal to 7 percent of all royalties earned by the Company from sales of any such products by the Company's sublicensees, although to date, no such sublicensee royalty income has been earned. In October 1989, RDL agreed to defer its royalty claims and subordinate them with respect to all other creditors in exchange for options to purchase up to 1,000,000 shares of the Company's Common Stock, which are exercisable by applying the deferred royalties to the purchase. The 1,000,000 options are exercisable at $1.00 each until April 2000. If RDL exercises its option in whole or in part, title to RDL's technology would transfer to the Company and all further royalty obligations would cease. If the option expires unexercised, the subordination provisions would terminate and the accrued royalties would be due and payable in the same manner as any other corporate obligation. As of January 2, 2000, the Company had accrued $1,000,000 in deferred royalties pursuant to this agreement.


Note 3 - Series D Convertible Preferred Stock Units

         In connection with a Series D Convertible Preferred Stock Unit private placement in fiscal 1998, the Company granted to the placement agent warrants to purchase up to 3,775 units of Series D Convertible Preferred Stock units ("Agent Warrants") at a price of $110 per unit, which was 110% of the private placement price of the Units. The Agent Warrants were exercisable during the period beginning the earlier of one year from January 2, 1998 or the date of registration and expiring on January 2, 2003. Agent Warrants to purchase 1,775 units were exercised during the quarter ended January 2, 2000, which represented the balance of the unexercised Agent Warrants. The Company realized proceeds of $192,300 from this exercise.

Note 4 - Employee Retirement Plan

        In December 1998, the Board of Directors authorized a contribution to the Employee Stock Bonus Plan, (the Company's ERISA-qualified Employee Retirement Plan). This amount was the full annual contribution for fiscal year 1999 and was made in 330,000 shares of the Company's common stock, which were issued to the Plan. The value of the shares, $500,100, was added to the Company's paid-in capital at the time of the contribution, and the expense of the contribution was amortized on a quarterly basis during the fiscal year based on payroll in each quarterly period. The unamortized portion of the contribution in any quarterly period was recorded in a contra-equity account.

        In December 1999, the Board of Directors authorized a contribution to the Employee Stock Bonus Plan, (the Company's ERISA-qualified Employee Retirement Plan) in the amount of $161,400. This amount represents a contribution for the first quarter of fiscal year 2000 and will be consummated by the issuance of 88,300 shares of the Company's common stock, contingent upon stockholder approval of an amendment to the Company's Certificate of Incorporation authorizing the issuance of additional shares of common stock. The Company has recognized this contribution as an expense during the quarter ended January 2, 2000.

Note 5 - Minority Interest in Subsidiaries

        During December 1999, Silicon Film sold 85,750 and 10,000 shares of its Series B Preferred Stock to third parties and to the Company, respectively. The net proceeds of $852,800 from third parties are reflected in the consolidated cash position of the Company and resulted in a corresponding increase in minority interest in consolidated subsidiaries.

Note 6 - Inventories

        Inventories consist of the following:

                                                   January 2,         October 3,
                                                         2000              1999
                                              ---------------    ---------------
         Raw materials.....................   $       746,000    $        49,900
         Work in process...................         1,659,300          1,995,500
         Finished goods....................           170,800            174,400
                                              ---------------    ---------------
                  Total....................   $     2,576,100    $     2,219,800
                                              ===============    ===============


Note 7 - Subscriptions for Common Stock and Warrants

        During the first quarter of fiscal 2000, the Company sold approximately 31,400 common stock subscription units. Each unit consists of the right to acquire one hundred shares of unregistered common stock of the Company, with registration rights, plus a warrant to purchase ten shares of unregistered common stock of the Company, with registration rights, at an exercise price of $2 per share. The issuance of common shares requires the Company's stockholders to approve an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of common stock. The subscriptions are irrevocable on the part of subscribers, even if the increase in authorized shares is not approved by the Company's stockholders. If approval of such increase or subsequent registration of the shares issuable pursuant to the subscriptions has not been obtained by June 1, 2000, the Company is obligated to pay subscribers a registration incentive until such approval and registration has been obtained. The amount of this incentive is a percentage of the principal invested, increasing in stages from 3% per month in June 2000 to 10% per month in February and March of 2001. The maximum obligation of the Company to pay registration incentives is 50% of the principal invested, or $2,120,900. The Company has recorded 50% of the gross proceeds received from the subscription transaction as a liability and the balance as paid-in-capital. If action by the Company's stockholders on the proposed amendment is affirmative and the common shares are subsequently registered, the Company will reclassify this liability to equity. The Company received approximately $3.6 million in net proceeds from this transaction; all but approximately $320,900 of which was received prior to the close of the quarter ended January 2, 2000. The balance was recorded as a subscription receivable which has subsequently been received.

Note 8 - Subsequent Event

         In February 2000, Silicon Film implemented a 1-for-3 reverse split of its issued common stock and, subsequent to such split, issued 1,466,667 shares of its Series C Convertible Preferred Stock (the "Series C Preferred") in a Private Placement. The Series C Preferred bears an 8% cumulative dividend, payable after three years, has a priority in liquidation and is convertible into common stock of Silicon Film, at the election of the holder, at the rate of 1 common share for each 1 share of Series C Preferred tendered for conversion. The net proceeds from this transaction were approximately $5.3 million. This transaction will also result in a corresponding increase in minority interest in consolidated subsidiaries of approximately $5.3 million. After this transaction, the Company retains an 84% ownership of the common stock of Silicon Film, which is the basis for the allocation of minority interest loss of subsidiaries. Upon conversion of all outstanding convertible preferred stock, the Company's ownership position would be approximately 53% of Silicon Film's common stock. In addition, future exercise of authorized and outstanding warrants and options could reduce the Company's ownership to below 40% of Silicon Film's common stock.

Note 9 - Reportable Segments

         The Company has the following 5 reportable segments as of January 2, 2000: Advanced Technology Division (ATD), Novalog, MSI, Silicon Film and Corporate Headquarters. ATD derives most of its revenues from research and development contracts funded primarily by governmental agencies. Novalog designs, develops and sells proprietary integrated circuits ("ICs") and related products for use in wireless infrared communication. MSI develops and sells proprietary micromachined sensors and related electronics. Silicon Film designs and develops proprietary electronic films systems and other digital imaging products and services. Corporate Headquarters provides accounting, inventory control and management consulting services to the consolidated subsidiaries. Corporate revenue consists of charges to the subsidiaries for these services and corporate assets consist of loans to subsidiaries and goodwill for reacquisition of subsidiary stock.

         The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies. Segment profit or loss is based on profit or loss from operations before income taxes and minority interest in profit and loss of subsidiaries. The reportable segments are distinct business units operating in different industries, except the Corporate Headquarters segment, which spans the activities of the other segments. Each segment is separately managed, with separate marketing and distribution systems. The following information about the 5 segments is for the quarter ended January 2, 2000.


                                                                         Silicon    Corporate
                                      ATD        Novalog       MSI         Film     Headquarters     Other         Totals
                                      ---        -------       ---       -------    ------------     -----         ------
Revenues from external customers.. $ 866,900  $2,343,000   $ 42,100   $         -   $         -   $  31,100    $  3,283,100
Intersegment revenue..............         -           -          -             -       670,800           -         670,800
Interest revenue..................         -         100          -             -         1,800           -           1,900
Interest expense..................         -         100      1,900         5,200        36,600         800          44,600
Depreciation......................   167,400      23,100     23,000        29,400             -       3,800         246,700
Segment profit (loss)............. (628,600)     129,100    (596,900)  (1,195,700)     (214,500)   (208,100)     (2,714,700)
Segment assets.................... 8,461,200   2,638,600     401,700    2,461,500    13,705,100     112,450      27,780,550
Expenditures for segment assets...    57,400      12,300       4,600      310,500             -           -         384,800

Reconciliation to Consolidated Amounts

Revenues
Total revenues for reportable segments.......................................................................  $  3,953,900
Elimination of intersegment revenues.........................................................................      (670,800)
                                                                                                              --------------
     Total consolidated revenues.............................................................................  $  3,283,100
                                                                                                              ==============

Assets
Total assets for reportable segments.........................................................................  $ 27,780,550
Elimination of intersegment assets...........................................................................   (13,533,500)
                                                                                                              --------------
     Total consolidated assets...............................................................................  $ 14,247,050
                                                                                                              ==============

During the first fiscal quarter of 1999, the Company had the following 5 reportable segments: ATD, Novalog, MSI, Silicon Film and Corporate Headquarters.

The following information about the 5 segments is for the fiscal quarter ended December 27, 1998.

                                                                           Silicon      Corporate
                                       ATD         Novalog       MSI         Film      Headquarters    Other         Totals
                                       ---         -------       ---       -------     ------------    -----         ------
Revenues from external customers.... $  972,700  $1,761,300   $  13,900    $       -    $        -    $       -     $ 2,747,900
Intersegment revenue................          -           -           -            -       599,800            -         599,800
Interest revenue....................          -          50           -            -         5,900            -           5,950
Interest expense....................          -         150           -            -        14,600            -          14,750
Depreciation........................    168,200      27,100       2,200        4,500             -          100         202,100
Segment profit (loss)...............   (400,900)    388,800    (549,800)    (690,200)     (344,800)    (162,800)     (1,449,700)
Segment assets......................  4,503,200   1,761,600     328,000      363,300     9,550,300        6,400      16,512,800
Expenditures for segment assets.....     52,500      94,300      48,400       33,000             -        1,600         229,800

Reconciliation to Consolidated Amounts

Revenues
Total revenues for reportable segments............................................................................  $ 3,347,700
Elimination of intersegment revenues..............................................................................     (599,800)
                                                                                                                   -------------
     Total consolidated revenues..................................................................................  $ 2,747,900
                                                                                                                   =============

Assets
Total assets for reportable segments..............................................................................  $16,512,800
Elimination of intersegment assets................................................................................   (9,550,300)
                                                                                                                   -------------
     Total consolidated assets....................................................................................  $ 6,962,500
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


Results of Operations

Revenues

      The Company achieved consolidated revenues of $3,283,100 during the first quarter of fiscal 2000 compared to fiscal 1999's first quarter revenues of $2,747,900. This is an improvement of $535,200, all of which is attributable to increased product sales of Novalog, Inc., one of the Company's consolidated subsidiaries. The Company's other principal revenue source, funded research and development contracts, generated $105,800 less in revenues in the current quarter compared to the comparable period last year. This decline was partially attributable to late passage of the Federal defense budget and corresponding delays in funding of some of the Company's contracts.

Cost of Revenues

      Cost of contract revenues as a percentage of contract revenues decreased from 112 percent for the first quarter of fiscal 1999 to 79 percent in fiscal 2000. The primary cause of this decrease relates to reduced overhead expenses and to higher overhead absorption by research and development activities and inventory. The cost of product sales as a percentage of product sales increased from 69% for the 1999 first fiscal quarter to 79% in the comparable 2000 fiscal period. This decline in gross margin is primarily due to increasing pressure from Novalog customers to lower product prices in order to remain competitive.


Research and Development

      During the first quarter of fiscal 2000, the Company's expenditures in research and development increased by $360,700 or 45% over the expenditures in the first fiscal quarter of fiscal 1999. The Company's subsidiary Silicon Film has elevated its level of spending in response to increased efforts toward the launch of its Electronic Film System product.


General and Administrative

      General and Administrative expense (G&A) increased $1,139,700 or 107 percent from the first quarter of fiscal 1999. The growth and increasing complexity of the Company's subsidiaries has resulted in the need to expand support functions of both the corporate headquarters and the subsidiaries. This has been accomplished through increased personnel and utilization of outside resources.


Interest Expense/Interest Income

      In the first fiscal quarter of 2000 interest expense increased $29,800 since the first quarter of last fiscal year as a result of capital leases that have been entered into since the end of fiscal quarter 1999.


Liquidity and Capital Resources

      At January 2, 2000, the Company had cash and cash equivalents of $3,985,000, working capital of $1,948,350 and a current ratio of 1.25 to 1.0. The Company anticipates, although there can be no assurances, that the existing working capital and its projected operating results will be sufficient to meet its cash requirements for the near future.

      At January 2, 2000, the Company's total backlog was approximately $4.2 million compared to approximately $6 million at December 27, 1998.


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

         Nasdaq Listing Requirements. ISC's Common Stock is publicly traded on the Nasdaq SmallCap Market. Effective February 23, 1998, new and more restrictive standards became effective for listing maintenance on this market. Prior to the implementation of these new regulations, ISC briefly dropped below the pending standards due to the loss associated with its Vermont plant closure and had to establish to the satisfaction of the Nasdaq staff that it had met the new standards in order to retain its listing. While the Company was able to meet this requirement, there can be no assurances that the Company will be able to maintain its compliance in the future. In the foreseeable future, the Company must meet at least one of the two following standards to maintain its Nasdaq listing; (i) maintenance of its tangible net worth at $2 million or greater, or
(ii) maintenance of a market capitalization figure in excess of $35 million as measured by market prices for trades executed on Nasdaq. While the Company presently has a market cap substantially in excess of the $35 million Nasdaq standard, its tangible net worth is below $2 million. Furthermore, the consolidated losses resulting from the development expenses of some of its subsidiaries will continue to erode its tangible net worth for at least a portion of fiscal 2000. In that instance and absent additional equity financing, which cannot be guaranteed, the Company could become subject to market price risks for the maintenance of its Nasdaq listing. If ISC were to fail to meet the maintenance requirements for listing on Nasdaq in the future and the price of ISC's Common Stock was below $5 at such time, such securities would come within the definition of "penny stock" as defined in the Securities Exchange Act of 1934, as amended (the "Exchange Act") and be covered by Rule 15g-9 of the Exchange Act. That Rule imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors. From transactions covered by Rule 15g-9, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, Rule 15g-9, if it were to become applicable, would affect the ability or willingness of broker-dealers to sell ISC's securities and therefore would affect the ability of shareholders to sell their securities in the public market and the Company's ability to finance its business plans.

         Equity Capital Structure. At January 2, 2000, the Company had 35,974,100 common shares issued and outstanding. The common shares reserved for issuance pursuant to existing preferred stock conversion rights, royalty conversion agreements and outstanding warrants and options have essentially depleted the balance of the Company's authorized capital structure of 40,000,000 common shares. Although the Company has authorized preferred stock which is presently unissued and unreserved, without an increase in its authorized common shares, the Company will be severely hampered in seeking equity financing in the future. Since the Company does not presently have sources of significant debt financing, unavailability of equity financing could impair the Company's ability to finance its future business plans or those of its present or future subsidiaries or its ability to respond to unforeseen circumstances. The Company has proposed an amendment to its Certificate of Incorporation to authorize the issuance of additional shares of common stock, but there can be no assurances that the Company's stockholders will approve such an amendment.

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

         In the case of Silicon Film, it has recently concluded a significant third party financing involving such features plus additional investor protection. This financing has reduced the Company's ownership interest in Silicon Film, assuming conversion of Silicon Film's convertible preferred stock, to slightly above 50% after the placement of the financing and to slightly below 40% after the fully dilutive effect of warrants and options. Additional dilution could be experienced due to default or price anti-dilution provisions of the financing or a subsequent IPO. Third-party financings of subsidiaries inherently complicate the Company's fiduciary and contractual obligations and could leave the Company more vulnerable to potential future litigation. The outcome of litigation is inherently unpredictable, and even the costs of prosecution could have a materially adverse effect on the Company's results of operations.

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

         Dependence on Key Personnel. ISC and its subsidiaries will depend to a large extent on the abilities and continued participation of certain key employees. The loss of key employees could have a material adverse effect on the businesses of ISC and its subsidiaries. ISC and its subsidiaries have adopted employee Stock Option Plans designed to attract and retain key employees. The value of such options to the subsidiaries will be strongly tied to the timing of any future IPOs, of which there can be no assurance, and there can, accordingly, be no guarantee of the efficacy of such options in retaining key employees. Neither ISC nor its subsidiaries presently maintain "key man" insurance on any key employees although Silicon Film is planning to secure such insurance on its Chief Executive Officer. ISC believes that, as its activities and those of its subsidiaries increase and change in character, additional, experienced personnel will be required to implement the business plans of ISC and its subsidiaries. Competition for such personnel is intense and there is no assurance that they will be available when required, or that ISC or its subsidiaries will have the ability to attract them.


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



                                                      Irvine Sensors Corporation

                                                      (Registrant)





Date: February 21, 2000                      By:     /s/ John J. Stuart, Jr.

                                             John J. Stuart, Jr.
                                             Chief Financial Officer
                                             (Principal Accounting Officer)