Form 10-Q
period 2000-04-02
IRVINE SENSORS CORP/DE/
filed 2000-05-03
CIK 357108

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

  (Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended April 2, 2000

                                      OR

      [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the Transition period from __________ to ________

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

                             Yes [X]        No [_]

As of April 2, 2000 there were 42,187,730 shares of Common Stock outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

                           IRVINE SENSORS CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                                      April 2,                October 3,
                                                                                         2000                    1999
                                                                               ----------------------------------------
                                                                                   (Unaudited)
Assets
Current Assets:
     Cash and cash equivalents                                                     $  4,501,100            $    981,100
     Marketable securities                                                            2,649,200                       -
     Accounts receivable, net of allowances
        of $437,000 in 2000 and $10,000 in 1999                                       2,692,500               2,401,500
     Stock subscriptions receivable                                                      15,200                 600,000
     Inventory                                                                        2,605,100               2,219,800
     Other current assets                                                               263,200                 236,750
                                                                               ----------------------------------------
                     Total current assets                                            12,726,300               6,439,150

Equipment, furniture and fixtures, net                                                3,705,000               3,546,900
Goodwill, net                                                                           163,400                 171,600
Capitalized software development costs                                                  432,600                 201,700
Other assets                                                                            349,300                 151,000
                                                                               ----------------------------------------

                                                                                   $ 17,376,600            $ 10,510,350
                                                                               ========================================
Liabilities and Shareholders' Equity
Current Liabilities:
     Accounts payable                                                              $  1,082,100            $  3,310,800
     Accrued expenses                                                                   950,400                 752,600
     Deferred and subordinate royalties payable-affiliated company                            -               1,000,000
     Capital lease obligations- current portion                                         311,900                 311,900
                                                                               ----------------------------------------

                     Total current liabilities                                        2,344,400               5,375,300

Capital lease obligations, less current portion                                         270,800                 433,200
Minority interest in consolidated subsidiaries                                        8,383,300               2,489,200
                                                                               ----------------------------------------

                     Total liabilities                                               10,998,500               8,297,700
                                                                               ----------------------------------------

Shareholders' Equity:

     Preferred stock, $0.01 par value, 500,000 shares authorized;
       4,400 and 6,400 shares Series B Convertible Cumulative Preferred
         outstanding; aggregate liquidation preference of $95,600                            50                      50
       2,300 and 3,964 shares Series C Convertible Cumulative Preferred
         outstanding; aggregate liquidation preference of $105,840                           25                      50
       2,500 and 4,400 shares Series D Convertible Preferred
         outstanding; aggregate liquidation preference of $240,000                           25                      50
     Common stock, $0.01 par value, 60,000,000 shares authorized;
       42,187,700 and 35,035,100 shares issued and outstanding                          421,900                 350,300
     Treasury Stock, 15,700 shares at cost                                             (110,400)                      -
     Common stock warrants; 747,000 and 147,000 outstanding                                   -                       -
     Paid-in capital (including common stock subscribed)                             74,398,000              64,800,900
     Accumulated deficit                                                            (68,331,500)            (62,938,700)
                                                                                  ----------------------------------------
                     Total shareholders' equity                                       6,378,100               2,212,650
                                                                                  ----------------------------------------

                                                                                   $ 17,376,600            $ 10,510,350
                                                                                  ========================================

    See Accompanying Condensed Notes to Consolidated Financial Statements.

                           IRVINE SENSORS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                   13 Weeks ended                        26 Weeks Ended
                                        -----------------------------------------------------------------------
                                             April 2,          March 28,          April 2,           March 28,
                                               2000              1999               2000               1999
                                        -----------------------------------------------------------------------
Revenues :
      Product sales                         $ 1,591,600       $ 1,836,000        $ 4,007,800        $ 3,611,200
      Contract research & development         1,203,500         1,185,300          2,070,400          2,158,000
                                        -----------------------------------------------------------------------
Total revenues                                2,795,100         3,021,300          6,078,200          5,769,200
                                        -----------------------------------------------------------------------
Cost and expenses:
      Cost of product sales                     914,400           912,200          2,816,400          2,136,300
      Cost of contract revenues               1,015,300           875,300          1,696,800          1,968,800
      General and administrative              2,421,200         1,303,500          4,624,100          2,366,700
      Research and development                1,519,700         1,065,300          2,688,400          1,873,400
                                        -----------------------------------------------------------------------
                                              5,870,600         4,156,300         11,825,700          8,345,200
                                        -----------------------------------------------------------------------
Loss from operations                         (3,075,500)       (1,135,000)        (5,747,500)        (2,576,000)
      Interest expense                          (48,000)          (16,100)           (92,600)           (30,800)
      Interest income                            32,700             3,200             34,600              9,200
                                        -----------------------------------------------------------------------
Loss before minority interest
      and provision for income taxes         (3,090,800)       (1,147,900)        (5,805,500)        (2,597,600)
Minority interest in loss of
      subsidiaries                              196,100           169,800            412,700            256,100
Provision for income taxes                            -            (1,600)                 -             (1,600)
                                        -----------------------------------------------------------------------
Net loss                                    $(2,894,700)      $  (979,700)       $(5,392,800)       $(2,343,100)
                                        =======================================================================
Basic and diluted loss per share                 $(0.08)           $(0.03)            $(0.15)            $(0.08)
                                        =======================================================================
Weighted average number
  of shares outstanding                      37,012,700        29,331,200         36,633,700         28,744,100
                                        =======================================================================




    See Accompanying Condensed Notes to Consolidated Financial Statements.

                           IRVINE SENSORS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                   26 Weeks Ended
                                                             --------------------------------------------------------
                                                                     April 2, 2000                March 28, 1999
                                                             ---------------------------    -------------------------
Cash flows from operating activities:
 Net loss                                                                   $(5,392,800)                 $(2,343,100)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation                                              $   505,200                    $  365,400
   Unrealized gain on marketable securities                       (9,900)                            -
   Loss on disposal of equipment                                  42,800                             -
   Non-cash employee retirement plan contribution                294,400                       257,000
   Minority interest in net loss of subsidiaries                (412,700)                     (256,100)
   Common stock issued to pay operating expenses                 178,400                       217,900
   Increase in accounts receivable                              (291,000)                     (230,800)
   Increase in inventory                                        (385,300)                     (560,200)
   (Increase) decrease in other current assets                   (26,500)                       34,200
   Decrease in other assets                                          500                             -
   Increase (decrease) in accounts payable and
    accrued expenses                                          (1,940,900)                      619,500
   Increase in deferred revenues                                       -                       (50,000)
                                                             -----------                    ----------
   Total adjustments                                                         (2,045,000)                     396,900
                                                                            -----------                  -----------
  Net cash used in operating activities                                      (7,437,800)                  (1,946,200)

Cash flows from investing activities:
 Purchase of marketable securities                            (2,639,300)                            -
 Capital facilities and equipment expenditures                  (680,400)                     (325,200)
 Computer software capitalized                                  (230,900)                            -
 Acquisition of intangible assets                               (202,800)                            -
                                                             -----------                    ----------
  Net cash used in investing activities                                      (3,753,400)                    (325,200)

Cash flows from financing activities:
 Proceeds from issuance of common and
  preferred stock and common stock warrants                    6,130,700                     1,106,000
 Proceeds from options & warrants exercised                    2,317,100                             -
 Proceeds from Series D preferred conversion                     209,000                             -
 Sale of minority interest in subsidiary                       6,216,800                     1,279,900
 Proceeds from bridge loan & credit line                       1,250,000                             -
 Principal payments of bridge loan & credit line              (1,250,000)                            -
 Principal payments under capital leases                        (162,400)                      (29,900)
                                                             -----------                    ----------
  Net cash provided by financing activities                                  14,711,200                    2,356,000
                                                                            -----------                  -----------
Net increase in cash and cash equivalents                                     3,520,000                       84,600
Cash and cash equivalents at beginning of period                                981,100                    1,310,400
                                                                            -----------                  -----------
Cash and cash equivalents at end of period                                  $ 4,501,100                  $ 1,395,000
                                                                            ===========                  ===========
Noncash investing and financing activities:
 Common stock sold on a subscription basis                                  $    15,200                  $         -
                                                                            ===========                  ===========
 Options exercised in exchange for treasury stock                           $   110,400                  $         -
                                                                            ===========                  ===========
 Conversion of preferred stock to common stock                              $        50                  $         -
                                                                            ===========                  ===========
 Common stock issued to retire deferred and subordinated
   royalties payable to affiliated company                                  $ 1,000,000                  $         -
                                                                            ===========                  ===========
 Common stock issued for acquisition of equipment                           $    13,500                  $         -
                                                                            ===========                  ===========
 Issuance of subsidiary stock to pay accrued expenses                       $    90,000                  $         -
                                                                            ===========                  ===========
 Exchange of subsidiary stock                                               $         -                  $ 1,223,500
                                                                            ===========                  ===========
 Equipment financed with capital leases                                     $         -                  $   343,300
                                                                            ===========                  ===========

    See Accompanying Condensed Notes to Consolidated Financial Statements.

                          IRVINE SENSORS CORPORATION
             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General

     The information contained in the following Condensed Notes to Consolidated Financial Statements is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the 1999 Annual Report to Shareholders of Irvine Sensors Corporation (the "Company"). It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

     The consolidated financial information as of April 2, 2000 and March 28, 1999 included herein is unaudited but includes all normal recurring adjustments which, in the opinion of management of the Company, are necessary to present fairly the consolidated financial position of the Company at April 2, 2000, the results of its operations for the 13 and 26-week periods ended April 2, 2000 and March 28, 1999, and its cash flows for the 26-week periods ended April 2, 2000 and March 28, 1999.

     The consolidated financial statements include the accounts of Irvine Sensors Corporation ("ISC") and its subsidiaries, Novalog, Inc. ("Novalog"), MicroSensors, Inc. ("MSI"), Silicon Film Technologies, Inc. ("Silicon Film"), 3D Microelectronics, Inc. and 3D Microsystems, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

     Certain reclassifications have been made to the prior periods to conform with the current period presentation.

Note 2 - Issuance of Common Stock

     During the first and second quarters of fiscal 2000, holders of 1,205,000 common stock options exercised their options to purchase common stock of the Company. The net proceeds were $1,756,300. Holders of an additional 108,300 common stock options exercised their options through the sale of 15,700 shares of common stock to the Company valued at $110,400, which was recorded as treasury stock at April 2, 2000.

     During the first quarter of fiscal 2000, the Company issued 444,400 shares of its common stock to accredited investors who had subscribed to purchase such stock during fiscal 1999.

     During the second quarter of fiscal 2000, at the request of the preferred holders, 2,000 Series B, 1,200 Series C and 100 Series D Preferred shares were converted into 329,700 shares of the Company's common stock.

     In March 2000, the Company filed a registration statement which included the resale of 4,331,644 unregistered shares. This registration statement included all previously unregistered shares that had been issued as of March 17, 2000. The Securities and Exchange Commission declared this registration effective in March 2000.

Note 3- Subscriptions for Common Stock and Warrants

     During the first quarter of fiscal 2000, the Company sold approximately 31,400 common stock subscription units. Each unit consists of the right to acquire one hundred shares of unregistered common stock of the Company, with registration rights, plus a warrant to purchase ten shares of unregistered common stock of the Company, with registration rights, at an exercise price of $2 per share. The Company received approximately $3.6 million in net proceeds from this transaction. The issuance of common shares required the Company's stockholders to approve an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of common stock or be required to pay subscribers a registration incentive up to $2,120,900. The shareholders approved the amendment at the Annual Shareholder's Meeting in February 2000. The Company issued 3,142,100 shares of common stock to the unit subscribers and subsequently registered these shares in March 2000 (See Note 2 above.). Consequently, the Company reclassified its contingent liability on common stock subscribed of $2,120,900 (recorded as of the end of the Company's first fiscal 2000 quarter) to stockholders' equity.

     During the second quarter of fiscal 2000, the Company sold approximately 2,300 common stock subscription units. Each unit consists of the right to acquire one hundred shares of unregistered common stock of the Company, with registration rights, plus a warrant to purchase ten shares of unregistered common stock of the Company, with registration rights, at an exercise price of $12 per share. The Company received approximately $1.9 million in net proceeds from this transaction. The Company issued 228,900 shares of common stock to the unit subscribers and subsequently registered these shares in March 2000.

Note 4 - Common Stock Warrants

     In connection with the sale of common stock subscription units in the first quarter of fiscal 2000, the Company granted warrants to purchase 852,400 shares of common stock to investors and agents at an exercise price of $2 per share.

     In connection with the sale of common stock subscription units in the second quarter of fiscal 2000, the Company granted warrants to purchase 48,100 shares of common stock to investors and agents at an exercise price of $12 per share.

     Warrants to purchase 399,800 shares of common stock of the Company were exercised during the first and second quarters of fiscal 2000; the proceeds were $560,800.


Note 5 - Series D Convertible Preferred Stock Units

     In connection with a Series D Convertible Preferred Stock Unit private placement in fiscal 1998, the Company granted to the placement agent warrants to purchase up to 3,775 units of Series D Convertible Preferred Stock units ("Agent Warrants") at a price of $110 per unit, which was 110% of the private placement price of the Units. The Agent Warrants were exercisable during the period beginning the earlier of one year from January 2, 1998 or the date of registration and expiring on January 2, 2003. Agent Warrants to purchase 1,775 units were exercised during the quarter ended January 2, 2000, which represented the balance of the unexercised Agent Warrants. The Company realized proceeds of $209,000 from this exercise.

Note 6 - Employee Retirement Plan

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

     In December 1999, the Board of Directors authorized a contribution to the Employee Stock Bonus Plan in the amount of $161,400. This amount represented a contribution for the first quarter of fiscal year 2000 contingent upon stockholder approval of an amendment to the Company's Certificate of Incorporation authorizing the issuance of additional shares of common stock. The Company accrued this contribution as an expense during the quarter ended January 2, 2000 and issued 88,300 shares of the Company's common stock to satisfy the obligation in March 2000.

     In February 2000, the Board of Directors authorized an additional contribution to the Employee Stock Bonus Plan in the amount of $133,000. This amount represents a contribution for the second quarter of fiscal year 2000. The Company issued 11,700 shares of the Company's common stock to satisfy the obligation in March 2000.

Note 7 - Related Party Transactions

     In April 1980, the Company entered into an agreement with R & D Leasing Ltd. ("RDL"), a limited partnership in which the Company's Chairman of the Board and a Senior Vice-President are general partners with beneficial interests, to develop certain processes and technology related to chip stacking. The Company has exclusively licensed this technology from RDL. The Company's exclusive rights to the technology extend to all uses, both government and commercial. Since entering into the licensing agreement, the Company had accrued royalty obligations to RDL at the rate of 3.5 percent of all Company sales of chip stacks using the licensed technology. In October 1989, RDL agreed to defer its royalty claims and subordinate them with respect to all other creditors in exchange for options to purchase up to 1,000,000 shares of the Company's Common Stock at $1 per share, which were exercisable by applying the deferred royalties to the purchase. In March 2000, the options were exercised, resulting in the issuance of 1,000,000 shares of common stock to Research & Development Leasing, Inc., a successor to RDL, and the satisfaction of $1,000,000 of accrued royalty obligations. In addition, all rights to the licensed intellectual property were transferred to the Company.

Note 8 - Minority Interest in Subsidiaries

     During December 1999, Silicon Film sold 85,750 and 10,000 shares of its Series B Preferred Stock to third parties and to the Company, respectively. The net proceeds of $852,800 from third parties are reflected in the consolidated cash position of the Company and resulted in a corresponding increase in minority interest in consolidated subsidiaries.

     In February 2000, Silicon Film effected a 1-for-3 reverse split of its issued common stock and, subsequent to such split, issued 1,466,667 shares of its Series C Convertible Preferred Stock (the "Series C Preferred") in a Private Placement. The Series C Preferred bears an 8% cumulative dividend, payable after three years, has a priority in liquidation and is convertible into common stock of Silicon Film, at the election of the holder, at the rate of 1 common share for each 1 share of Series C Preferred tendered for conversion. The net proceeds from this transaction were approximately $5.3 million. This transaction also resulted in a corresponding increase in minority interest in consolidated subsidiaries of approximately $5.3 million. After this transaction, the Company retains an 84% ownership of the common stock of Silicon Film, which is the basis for the allocation of minority interest of subsidiaries. Upon conversion of all outstanding convertible preferred stock, the Company's ownership position would be approximately 53% of Silicon Film's common stock. In addition, future exercise of authorized and outstanding warrants and options could reduce the Company's ownership of Silicon Film's common stock to below 40%.


Note 9 - Marketable Securities and Cash Equivalents

     The Company's marketable securities consist of investments in short-term, government-backed securities, and commercial paper. Market value is determined by the most recently traded price of the security at the balance sheet date.

     The Company's marketable securities are classified as trading securities, which are bought and held principally for the purpose of selling them in the near term. Realized and unrealized gains are included in interest income in the Statements of Operations. Total unrealized gains were approximately $10,000 for the 26-week period ended April 2, 2000.

     For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Note 10 - Inventories

     Inventories consist of the following:


                           April 2,    October 3,
                             2000         1999
                          ----------   ----------
     Raw materials        $1,162,600   $   49,900
     Work in process       1,348,400    1,995,500
     Finished goods           94,100      174,400
                          ----------   ----------
          Total           $2,605,100   $2,219,800
                          ==========   ==========

     Included in raw materials is approximately $1.1 million of inventory related to the Company's Silicon Film subsidiary.

Note 11 - Software Development Costs and Purchased Software

     Software development and purchased software costs are capitalized when technological feasibility and marketability of the related product have been established. The Company will amortize capitalized software costs beginning when the product is available for general release to customers. Annual amortization expense will be calculated using the straight-line method over the estimated useful life of the product, not to exceed five years. The Company evaluates the carrying value of unamortized capitalized software costs at each balance sheet date to determine whether any net realizable value adjustments are required.

Note 12 - Reportable Segments

     The Company has the following five reportable segments as of April 2, 2000:
Advanced Technology Division (ATD), Novalog, MSI, Silicon Film and Corporate Headquarters. ATD derives most of its revenues from research and development contracts funded primarily by governmental agencies. Novalog designs, develops and sells proprietary integrated circuits ("ICs") and related products for use in wireless infrared communication. MSI develops and sells proprietary micromachined sensors and related electronics. Silicon Film designs and develops proprietary electronic films systems and other digital imaging products and services. Corporate Headquarters provides accounting, inventory control and management consulting services to the consolidated subsidiaries. Corporate revenue consists of charges to the subsidiaries for these services and corporate assets consist of loans to subsidiaries and goodwill for reacquisition of subsidiary stock.

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

The following information about the five segments is for the 26-week period ended April 2, 2000.


                                                                               Silicon        Corporate
                                      ATD         Novalog        MSI            Film       Headquarters     Other         Totals
                                  ------------  -----------  ------------   ------------   -------------  ----------   ------------
Revenues from external customers  $ 2,070,400    $3,909,200  $    48,800    $         -    $         -    $  49,800    $  6,078,200
Intersegment revenue                        -             -            -              -      1,092,500            -       1,092,500
Interest revenue                            -           100            -              -         34,500            -          34,600
Interest expense                            -           300          800         19,100         71,100        1,300          92,600
Depreciation                          332,600        46,800       48,300         61,500              -       16,000         505,200
Segment profit (loss)              (1,286,900)       94,000   (1,292,400)    (2,442,400)      (237,900)    (639,900)     (5,392,800)

Segment assets                      9,135,100     2,023,800      351,800      5,106,600     15,880,700      595,900      33,093,900
Expenditures for segment assets       152,600        33,800       67,800        371,100              -       55,100         680,400

Reconciliation to Consolidated Amounts

Revenues
Total revenues for reportable                                                                                          $  7,170,700
 segments
Elimination of intersegment revenues                                                                                     (1,092,500)

                                                                                                                       ------------
       Total consolidated revenues                                                                                     $  6,078,200
                                                                                                                       ============
Assets
Total assets for reportable segments                                                                                   $ 33,093,900
Elimination of intersegment assets                                                                                      (15,717,300)

       Total consolidated assets                                                                                       $ 17,376,600
                                                                                                                       ============

The following information about the five segments is for the 13-week period ended April 2, 2000.

                                                                               Silicon        Corporate
                                      ATD         Novalog        MSI            Film       Headquarters     Other         Totals
                                    ----------  -----------  ------------   ------------   -------------  ----------   -----------
Revenues from external customers    $1,203,500  $1,566,200   $   6,700      $          -   $           -  $  18,700    $ 2,795,100
Intersegment revenue                         -           -           -                 -          421,700         -        421,700
Interest revenue                             -           -           -                 -           32,700         -         32,700
Interest expense                             -         200      (1,100)           13,900           34,500       500         48,000
Depreciation                           167,400      23,100      23,000            29,400                -     3,800        246,700
Segment profit (loss)                 (658,300)    (35,100)   (695,500)       (1,246,700)         (23,400) (431,800)    (3,090,800)

Reconciliation to Consolidated Amounts

Revenues
Total revenues for reportable
 segments                                                                                                              $ 3,216,800

Elimination of intersegment revenues                                                                                      (421,700)
                                                                                                                       -----------
       Total consolidated revenues                                                                                     $ 2,795,100
                                                                                                                       ===========

During the second fiscal quarter of 1999, the Company had the following five reportable segments: ATD, Novalog, MSI, Silicon Film and Corporate Headquarters.

The following information about the five segments is for the 26-week period ended March 28, 1999.


                                                                               Silicon        Corporate
                                      ATD         Novalog        MSI            Film       Headquarters     Other         Totals
                                  ------------  -----------  ------------   ------------   -------------  ----------   -------------

Revenues from external customers   $2,144,100    $3,611,200  $    13,900    $         -      $        -   $       -     $ 5,769,200
Intersegment revenue                        -             -            -              -       1,199,800           -       1,199,800
Interest revenue                            -           100            -              -           9,100           -           9,200
Interest expense                            -           400            -              -          30,400           -          30,800
Depreciation                          273,300        64,800       22,900          1,700               -       2,700         365,400
Segment profit (loss)                (480,100)    1,154,900   (1,112,100)    (1,574,700)       (243,100)   (342,500)     (2,597,600)

Segment assets                      5,233,200     1,909,800      476,900        742,400       9,655,500       5,800      18,023,600
Expenditures for segment assets       107,600             -      105,500         83,000               -      29,100         325,200

Reconciliation to Consolidated Amounts

Revenues
Total revenues for reportable
 segments                                                                                                               $ 6,969,000

Elimination of intersegment revenues                                                                                     (1,199,800)

                                                                                                                        -----------
       Total consolidated revenues                                                                                      $ 5,769,200
                                                                                                                        ===========
Assets
Total assets for reportable segments                                                                                    $18,023,600
Elimination of intersegment assets                                                                                       (9,655,500)

                                                                                                                        -----------
       Total consolidated assets                                                                                        $ 8,368,100
                                                                                                                        ===========

The following information about the five segments is for the 13-week period ended March 28, 1999

                                                                               Silicon        Corporate
                                      ATD         Novalog        MSI            Film       Headquarters     Other         Totals
                                  ------------  -----------  ------------   ------------   -------------  ----------   -------------

Revenues from external customers  $1,171,400    $1,849,900   $       -      $       -      $       -      $       -    $ 3,021,300

Intersegment revenue                       -             -           -              -        600,000              -        600,000
Interest revenue                           -             -           -              -          3,200              -          3,200
Interest expense                           -           300           -              -         15,800              -         16,100
Depreciation                         105,100        37,700      20,700              -              -          2,600        166,100
Segment profit (loss)               (179,200)      766,100    (562,300)      (884,500)      (108,300)      (179,700)    (1,147,900)
Expenditures for segment assets       55,100             -      57,100         50,000              -         27,500        189,700

Reconciliation to Consolidated Amounts

Revenues
Total revenues for reportable
 segments                                                                                                              $ 3,621,300
Elimination of intersegment revenues                                                                                      (600,000)
                                                                                                                       -----------
       Total consolidated revenues                                                                                     $ 3,021,300
                                                                                                                       ===========

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

Results of Operations

Revenues

     The Company's product sales decreased 244,400 or 13% during the second quarter of fiscal 2000 compared to the second quarter of fiscal 1999. Product sales of Novalog, Inc. declined due to increased competitive pressure. Product sales increased $396,600 or 11% during the 26-week period ended April 2, 2000 compared to the same period in fiscal 1999 due to a strong first quarter 2000. The Company's contract research and development revenue did not experience a significant change in either the 13 or the 26-week periods ended April 2, 2000 compared to the similar periods in 1999. Total revenues declined $226,200 or 7% and increased $309,000 or 5% during the 13 and 26-week periods ended April 2, 2000, respectively compared to 1999.

Cost of Revenues

   The cost of product sales as a percentage of product sales increased from 50% and 59% for the 13 and 26-week periods ended March 28, 1999, respectively, to 57% and 70% for the 13 and 26-week periods ended April 2, 2000, respectively. This decline in gross margin is primarily due to increasing pressure from Novalog customers to lower product prices in order to remain competitive. Cost of contract revenues as a percentage of contract revenues increased from 74% to 84% for the 13-week period ended March 28, 1999 and April 2, 2000, respectively due to losses on two specific contracts that were recognized during the second fiscal 2000 quarter. However, the Company's cost of contract revenues as a percentage of contract revenues decreased for the 26-week period from 91% in 1999 to 82% in 2000. The primary cause of this decrease relates to reduced overhead expenses and to higher overhead absorption by research and development activities.

Research and Development

     The Company's expenditures in research and development increased $454,400 or 43% during the second quarter of fiscal 2000 and $815,000 or 44% for the 26-week period ended April 2, 2000 compared to similar periods in fiscal 1999. The Company's subsidiary Silicon Film has elevated its level of spending in response to increased efforts toward the launch of its Electronic Film System product.

General and Administrative

     General and Administrative expense (G&A) increased $1,117,700 or 86% and $2,257,400 or 95% during the 13 and 26-week periods ended April 2, 2000, respectively, compared to similar periods during 1999. The growth and increasing complexity of the Company's subsidiaries has resulted in the need to expand support functions of both the corporate headquarters and the subsidiaries. This has been accomplished through increased personnel and utilization of outside resources for marketing, accounting and strategic planning.

Interest Expense/Interest Income

     Interest expense increased $31,900 and $61,800 in the 13 and 26-week periods ended April 2, 2000, respectively, compared to similar periods during 1999 primarily as a result of capital leases that have been entered into since the end of fiscal 1999. Additionally, Silicon Film had borrowings outstanding under a bridge loan and a line-of-credit during the first quarter of fiscal 2000, which contributed to the increase in interest expense.

     Interest income increased $29,500 and $25,400 in the 13 and 26-week periods ended April 2, 2000, respectively, compared to similar periods during 1999. The Company invested proceeds from equity financings during the first and second quarters of 2000 in marketable securities whose interest rates average 6%.

Liquidity and Capital Resources

     At April 2, 2000, the Company had cash and cash equivalents of $4,501,100, working capital of $10,381,900 and a current ratio of 5.4 to 1.0. The Company anticipates, although there can be no assurances, that the existing working capital and its projected operating results will be sufficient to meet its cash requirements for the near future.

     At April 2, 2000, the Company's total backlog was approximately $5.9 million compared to approximately $4.3 million at March 28, 1999.

Factors that may affect Future Results

     The future operating results of the Company are highly uncertain, and the following factors should be carefully reviewed in addition to the other information contained in this quarterly report on Form 10-Q and in other public disclosures of the Company.

     Shift in Business Focus. Since commencing operations, ISC has developed technology, principally under government research contracts, for various defense-based applications. Since 1992, ISC has been implementing a fundamental shift in its business, broadening its focus to include commercial exploitation of its technology. This shift has been manifested by the "carve-out" of the Novalog, MSI and Silicon Film subsidiaries and the development of various stacked-memory products intended for military and aerospace markets. To date, these changes have developed new revenue sources but have not yet produced sustained consolidated profitability. Because of this limited and not-yet successful history, there can be no assurances that ISC's present and contemplated future products will be widely accepted in commercial marketplaces.

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

     Nasdaq Listing Requirements. ISC's Common Stock is publicly traded on the Nasdaq SmallCap Market. Effective February 23, 1998, new and more restrictive standards became effective for listing maintenance on this market. Prior to the implementation of these new regulations, ISC briefly dropped below the pending standards due to the loss associated with its Vermont plant closure and had to establish to the satisfaction of the Nasdaq staff that it had met the new standards in order to retain its listing. While the Company was able to meet this requirement, there can be no assurances that the Company will be able to maintain its compliance in the future. In the foreseeable future, the Company must meet at least one of the two following standards to maintain its Nasdaq listing; (i) maintenance of its tangible net worth at $2 million or greater, or
(ii) maintenance of a market capitalization figure in excess of $35 million as measured by market prices for trades executed on Nasdaq. As of April 2, 2000, the Company met both conditions to maintain its Nasdaq listing described above. If ISC were to fail to meet the maintenance requirements for listing on Nasdaq in the future and the price of ISC's Common Stock was below $5 at such time, such securities would come within the definition of "penny stock" as defined in the Securities Exchange Act of 1934, as amended (the "Exchange Act") and be covered by Rule 15g-9 of the Exchange Act. That Rule imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors. From transactions covered by Rule 15g-9, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, Rule 15g-9, if it were to become applicable, would affect the ability or willingness of broker-dealers to sell ISC's securities and therefore would affect the ability of shareholders to sell their securities in the public market and the Company's ability to finance its business plans.

     Equity Capital Structure. At April 2, 2000, the Company had 42,187,700 common shares issued and outstanding. The common shares reserved for issuance pursuant to existing preferred stock conversion rights and outstanding warrants and options essentially had depleted the balance of the Company's authorized capital structure of 40,000,000 common shares as of January 2, 2000. During the annual shareholders meeting held in February 2000, the Company's stockholders approved an amendment to its Certificate of Incorporation to authorize the issuance of 20,000,000 additional shares of common stock, which increased authorized common stock to 60,000,000 shares at April 2, 2000.

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

     In the case of Silicon Film, it has recently concluded a significant third party financing involving such features as described above plus additional investor protection. This financing has reduced the Company's ownership interest in Silicon Film, assuming conversion of Silicon Film's convertible preferred stock, to slightly above 50% after the placement of the financing and to slightly below 40% after the fully dilutive effect of warrants and options. Additional dilution could be experienced due to default or price anti-dilution provisions of the financing or a subsequent IPO. Third-party financings of subsidiaries inherently complicate the Company's fiduciary and contractual obligations and could leave the Company more vulnerable to potential future litigation. The outcome of litigation is inherently unpredictable, and even the costs of prosecution could have a materially adverse effect on the Company's results of operations.

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

     Patents and Proprietary Right Protection; Infringement. ISC believes that its ultimate success, and that of its subsidiaries, will depend, in part, on the strength of its existing patent protection and the additional patent protection that it and its subsidiaries may acquire in the future. As of the date hereof, ISC owns 46 U.S. patents and 8 foreign patents and has other patent applications pending before the U.S. Patent and Trademark Office as well as various foreign jurisdictions. Although ISC believes many of these patents to be fundamental in nature, there can be no assurance that any existing or future patents will survive a challenge or will otherwise provide meaningful protection from competition. Furthermore, there is also no assurance that ISC or its subsidiaries will have the financial resources to provide vigorous defense or enforcement of patents.

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


                                        Irvine Sensors Corporation
                                           (Registrant)


Date: May 2, 2000                       By:  /s/ John J. Stuart, Jr.
                                        --------------------------------------
                                        John J. Stuart, Jr.
                                        Chief Financial Officer
                                        (Principal Accounting Officer)