Form 10-Q
period 2000-07-02
IRVINE SENSORS CORP/DE/
filed 2000-08-14
CIK 357108

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended July 2, 2000

                                      OR

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition period from _____ to _____

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

                             Yes  X        No
                                 ---

  As of July 2, 2000 there were 42,563,400 shares of Common Stock outstanding.

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

                          IRVINE SENSORS CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                                     July 2,            October 3,
                                                                                       2000                  1999
                                                                              ------------------------------------
                                                                                (Unaudited)
Assets
Current Assets:
    Cash and cash equivalents                                                 $    2,063,400         $     981,100
    Marketable securities                                                          1,698,900                     -
    Accounts receivable, net of allowances
       of $448,500 in 2000 and $10,000 in 1999                                     2,540,800             2,401,500
    Stock subscriptions receivable                                                        -                600,000
    Inventory                                                                      2,566,600             2,219,800
    Other current assets                                                             259,600               236,750
                                                                              ------------------------------------
       Total current assets                                                        9,129,300             6,439,150

Equipment, furniture and fixtures, net                                             4,112,300             3,546,900
Goodwill, net                                                                        160,400               171,600
Capitalized software development costs                                               519,200               201,700
Other assets                                                                         433,200               151,000
                                                                              ------------------------------------

                                                                              $   14,354,400         $  10,510,350
                                                                              ====================================
Liabilities and Shareholders' Equity
Current Liabilities:
    Accounts payable                                                          $    1,159,900         $   3,310,800
    Accrued expenses                                                               1,375,200               752,600
    Deferred and subordinated royalties payable - affiliated company                       -             1,000,000
    Accrued dividends                                                                183,100                     -
    Capital lease obligations - current portion                                      356,100               311,900
                                                                              ------------------------------------

       Total current liabilities                                                   3,074,300             5,375,300

Capital lease obligations, less current portion                                      300,400               433,200
Minority interest in consolidated subsidiaries                                     7,961,300             2,489,200
                                                                              ------------------------------------
       Total liabilities                                                          11,336,000             8,297,700
                                                                              ------------------------------------

Shareholders' Equity:

    Preferred stock, $0.01 par value, 500,000 shares authorized;
       4,400 and 6,400 shares Series B Convertible Cumulative Preferred
       outstanding; aggregate liquidation preference of $95,600                           50                    50
       2,300 and 3,500 shares Series C Convertible Cumulative Preferred
       outstanding; aggregate liquidation preference of $105,840                          25                    50
       -0- and 3,900 shares Series D Convertible Preferred
       outstanding; aggregate liquidation preference of $-0-                               -                    50
    Common stock, $0.01 par value, 60,000,000 shares authorized;
       42,563,400 and 35,035,100 shares issued and outstanding                       425,600               350,300
    Treasury Stock, 20,900 shares at cost                                           (126,700)                    -
    Common stock warrants; 995,700 and 147,000 outstanding                                 -                     -
    Paid-in capital (including common stock subscribed)                           74,617,825            64,800,900
    Accumulated deficit                                                          (71,898,400)          (62,938,700)
                                                                              ------------------------------------
         Total shareholders' equity                                                3,018,400             2,212,650
                                                                              ------------------------------------
                                                                              $   14,354,400         $  10,510,350
                                                                              ====================================

    See Accompanying Condensed Notes to Consolidated Financial Statements.

                          IRVINE SENSORS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                13 Weeks ended                         39 Weeks Ended
                                                      ----------------------------------      --------------------------------
                                                             July 2,            June 27,          July 2,            June 27,
                                                                2000                1999             2000                1999
                                                      --------------       -------------     ------------        ------------
Revenues:
  Product sales                                       $    1,348,700       $   1,187,300     $  5,356,500        $  4,798,500
  Contract research & development                          1,145,700             741,200        3,216,100           2,899,200
                                                      --------------       -------------     ------------        ------------

Total revenues                                             2,494,400           1,928,500        8,572,600           7,697,700
                                                      --------------       -------------     ------------        ------------

Cost and expenses:
  Cost of product sales                                    1,153,200           1,662,200        3,969,600           3,798,500
  Cost of contract revenues                                1,435,700             795,400        3,132,500           2,764,200
  General and administrative                               1,751,200           2,093,800        6,375,300           4,460,500
  Research and development                                 1,971,800           1,490,400        4,660,200           3,363,800
                                                      --------------       -------------     ------------        ------------

                                                           6,312,000           6,041,800       18,137,700          14,387,000
                                                      --------------       -------------     ------------        ------------

Loss from operations                                      (3,817,600)         (4,113,300)      (9,565,100)         (6,689,300)

  Interest expense                                           (42,400)            (35,300)        (135,000)            (66,100)
  Interest income                                             74,900               4,200          109,500              13,400
                                                      --------------       -------------     ------------        ------------

Loss before minority interest
     and provision for income taxes                       (3,785,100)         (4,144,400)      (9,590,600)         (6,742,000)
Minority interest in loss of subsidiaries                    221,400             127,600          634,100             383,700
Provision for income taxes                                    (3,200)             (1,200)          (3,200)             (2,800)
                                                      --------------       -------------     ------------        ------------

Net loss                                              $   (3,566,900)      $  (4,018,000)    $ (8,959,700)       $ (6,361,100)
                                                      ==============       =============     ============        ============

Basic and diluted loss per share                      $        (0.08)      $       (0.13)    $      (0.23)       $      (0.18)
                                                      ==============       =============     ============        ============

Weighted average number
  of shares outstanding                                   42,260,600          29,882,800       38,684,300          34,910,900
                                                      ==============       =============     ============        ============

    See Accompanying Condensed Notes to Consolidated Financial Statements.

                          IRVINE SENSORS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                        39 Weeks Ended
                                                                -----------------------------------------------------------------
                                                                         July 2, 2000                       June 27, 1999
                                                                ------------------------------     ------------------------------
Cash flows from operating activities:
   Net loss                                                                      $  (8,959,700)                     $  (6,361,100)
   Adjustments to reconcile net loss to
    net cash used in operating activities:
     Depreciation and amortization                              $    782,100                       $   669,550
     Unrealized gain on marketable securities                        (18,700)                                -
     Loss on disposal of equipment                                    42,800                            15,600
     Non-cash employee retirement plan contribution                  462,100                           394,400
     Minority interest in net loss of subsidiaries                  (634,100)                         (383,700)
     Common stock issued to pay operating expenses                   178,400                             1,500
     Increase in accounts receivable                                (139,300)                           (8,000)
     Increase in inventory                                          (346,800)                         (263,400)
     Increase in other current assets                                (22,900)                         (125,000)
     Increase in other assets                                        (12,300)                                -
     Increase (decrease) in accounts payable and
      accrued expenses                                            (1,438,300)                        1,317,150
     Increase in deferred revenues                                         -                            56,900
                                                                ------------                       -----------
     Total adjustments                                                              (1,147,000)                         1,675,000
                                                                                 -------------                      -------------
    Net cash used in operating activities                                          (10,106,700)                        (4,686,100)


Cash flows from investing activities:
   Purchase of marketable securities                              (3,633,000)                                -
   Proceeds from sales of marketable securities                    1,952,800                                 -
   Capital facilities and equipment expenditures                  (1,185,700)                         (358,000)
   Computer software capitalized                                    (317,500)                                -
   Acquisition of intangible assets                                 (280,000)                                -
                                                                ------------                       -----------
    Net cash used in investing activities                                           (3,463,400)                          (358,000)


Cash flows from financing activities:
   Proceeds from issuance of common and
    preferred stock and common stock warrants                      6,120,300                         4,276,800
   Proceeds from options & warrants exercised                      2,592,200                                 -
   Sale of minority interest in subsidiary                         6,199,300                         2,332,300
   Proceeds from bridge loan & credit line                         1,250,000                                 -
   Principal payments of bridge loan & credit line                (1,250,000)                                -
   Principal payments under capital leases                          (259,400)                         (112,600)
                                                                 -----------                       -----------
    Net cash provided by financing activities                                       14,652,400                          6,496,500
                                                                                 -------------                      -------------
Net increase in cash and cash equivalents                                            1,082,300                          1,452,400
Cash and cash equivalents at beginning of period                                       981,100                          1,310,400
                                                                                 -------------                      -------------
Cash and cash equivalents at end of period                                       $   2,063,400                      $   2,762,800
                                                                                 =============                      =============
Noncash investing and financing activities:
   Common stock issued to retire deferred and
   subordinated royalties payable to affiliated company                          $   1,000,000                      $           -
                                                                                 =============                      =============
   Accumulated Dividends on preferred stock                                      $     183,100                      $           -
                                                                                 =============                      =============
   Equipment financed with capital leases                                        $     169,800                      $     745,400
                                                                                 =============                      =============
   Options exercised in exchange for treasury stock                              $     126,700                      $           -
                                                                                 =============                      =============
   Issuance of subsidiary stock to pay accrued Expenses                          $      90,000                      $           -
                                                                                 =============                      =============
   Common stock issued for acquisition of equipment                              $      13,500                      $           -
                                                                                 =============                      =============
   Common stock sold on a subscription basis                                     $           -                      $   2,301,600
                                                                                 =============                     ==============
   Principal payment of note payable by
     issuance of common stock                                                    $           -                     $      280,400
                                                                                 =============                     ==============
   Exchange of subsidiary stock                                                  $           -                     $    1,071,000
                                                                                 =============                     ==============

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

      The consolidated financial information as of July 2, 2000 and June 27, 1999 included herein is unaudited but includes all normal recurring adjustments which, in the opinion of management of the Company, are necessary to present fairly the consolidated financial position of the Company at July 2, 2000, the results of its operations for the 13 and 39-week periods ended July 2, 2000 and June 27, 1999, and its cash flows for the 39-week periods ended July 2, 2000 and June 27, 1999.

      The consolidated financial statements include the accounts of Irvine Sensors Corporation ("ISC") and its subsidiaries, Novalog, Inc. ("Novalog"), MicroSensors, Inc. ("MSI"), Silicon Film Technologies, Inc. ("Silicon Film"), RedHawk Vision, Inc. ("RedHawk"), 3D Microelectronics, Inc. and 3D Microsystems, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

      Certain reclassifications have been made to the prior periods to conform with the current period presentation.

Note 2 - Issuance of Common Stock

         During the first, second and third quarters of fiscal 2000, holders of 1,219,300 common stock options exercised their options to purchase common stock of the Company. The net proceeds were $1,770,500. Holders of an additional 108,300 common stock options exercised their options through the sale of 20,900 shares of common stock to the Company valued at $126,700, which was recorded as treasury stock at July 2, 2000.

         During the first quarter of fiscal 2000, the Company issued 444,400 shares of its common stock to accredited investors who had subscribed to purchase such stock during fiscal 1999. The Company received approximately $600,000 in net proceeds from this transaction.

         During the second and third quarters of fiscal 2000, at the request of the preferred holders, 2,000 Series B, 1,200 Series C and 3,900 Series D Preferred shares were converted into 632,600 shares of the Company's common stock.

         In March 2000, the Company filed a registration statement, which included the resale of 4,331,644 unregistered shares. This registration statement included all previously unregistered shares that had been issued as of March 17, 2000. The Securities and Exchange Commission declared this registration effective in March 2000.

Note 3- Subscriptions for Common Stock and Warrants

         During the first quarter of fiscal 2000, the Company sold approximately 31,400 common stock subscription units. Each unit consists of the right to acquire one hundred shares of unregistered common stock of the Company, with registration rights, plus a warrant to purchase ten shares of unregistered common stock of the Company, with registration rights, at an exercise price of $2 per share. The Company received approximately $3.6 million in net proceeds from this transaction. In connection with the sale of these subscription units, the Company granted warrants to purchase 314,200 and 224,000 shares of common stock to agents at an exercise price of $1.49 and $2 per share, respectively. The issuance of common shares required the Company's stockholders to approve an amendment to the Company's Certificate of

Incorporation increasing the number of authorized shares of common stock or be required to pay subscribers a registration incentive up to $2,120,900. The shareholders approved the amendment at the Annual Shareholder's Meeting in February 2000. The Company issued 3,142,100 shares of common stock to the unit subscribers and subsequently registered these shares in March 2000 (See Note 2 above.). Consequently, the Company reclassified its contingent liability on common stock subscribed of $2,120,900 (recorded as of the end of the Company's first fiscal 2000 quarter) to stockholders' equity.

      During the second quarter of fiscal 2000, the Company sold approximately 2,300 common stock subscription units. Each unit consists of the right to acquire one hundred shares of unregistered common stock of the Company, with registration rights, plus a warrant to purchase ten shares of unregistered common stock of the Company, with registration rights, at an exercise price of $12 per share. The Company received approximately $1.9 million in net proceeds from this transaction. The Company issued 228,900 shares of common stock to the unit subscribers and subsequently registered these shares in March 2000. In connection with the sale of these subscription units, the Company granted warrants to purchase 22,900 and 2,300 shares of common stock to agents at an exercise price of $9.25 and $12 per share, respectively.

Note 4 - Common Stock Warrants

      During the first quarter, the Company granted a warrant to purchase 15,000 shares of the Company's common stock at an exercise price of $1.50 per share to an individual for services provided. The value of the warrant was not material.

      In connection with the sale of common stock subscription units in the first and second quarters of fiscal 2000, the Company granted warrants to purchase 337,100 and 563,400 shares of common stock to investors and agents, respectively at exercise prices of $1.49 to $12 per share. During the third quarter of 2000, the Company granted warrants to purchase 300,000 shares of common stock to agents at an exercise price of $12 per share,

      Warrants to purchase 429,300 shares of the Company's common stock were exercised during the three quarters of fiscal 2000 and generated net proceeds of $611,700.

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

         In February 2000, the Board of Directors authorized an additional contribution to the Employee Stock Bonus Plan in the amount of $133,000. This amount represented a contribution for the second quarter of fiscal year 2000. The Company issued 11,700 shares of the Company's common stock to satisfy the obligation in March 2000.

         In June 2000, the Board of Directors authorized an additional contribution to the Employee Stock Bonus Plan in the amount of $167,600. This amount represented a contribution for the third quarter of fiscal year 2000. The Company accrued this contribution as an expense during the quarter ended July 2, 2000 and issued 29,000 shares of the Company's common stock to satisfy the obligation in July 2000.

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

         In February 2000, Silicon Film effected a 1-for-3 reverse split of its issued common stock and, subsequent to such split, issued 1,466,667 shares of its Series C Convertible Preferred Stock (the "Series C Preferred") in a Private Placement. The Series C Preferred bears an 8% cumulative dividend, payable after three years, has a priority in liquidation and is convertible into common stock of Silicon Film, at the election of the holder, at the rate of 1 common share for each 1 share of Series C Preferred tendered for conversion. The net proceeds from this transaction were approximately $5.3 million. This transaction also resulted in a corresponding increase in minority interest in consolidated subsidiaries of approximately $5.3 million. After this transaction, the Company retains an 84% ownership of the common stock of Silicon Film, which is the basis for the allocation of minority interest. Upon conversion of all outstanding convertible preferred stock, the Company's ownership position would be approximately 53% of Silicon Film's common stock. In addition, future exercise of authorized and outstanding warrants and options could reduce the Company's ownership of Silicon Film's common stock to below 40%.

Note 9 - Marketable Securities and Cash Equivalents

         The Company's marketable securities consist of investments in short-term, government-backed securities, and commercial paper. Market value is determined by the most recently traded price of the security at the balance sheet date.

         The Company's marketable securities are classified as trading securities, which are bought and held principally for the purpose of selling them in the near term. Realized and unrealized gains are included in interest income in the Statements of Operations. Total unrealized gains were approximately $18,700 for the 39-week period ended July 2, 2000.

         For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Note 10 - Inventories

          Inventories consist of the following:

                                                   July 2,       October 3,
                                                      2000             1999
                                               -----------      -----------
          Raw materials                       $  1,304,300     $     49,900
          Work in process                        1,196,900        1,995,500
          Finished goods                            65,400          174,400
                                              ------------     ------------
                  Total                       $  2,566,600     $  2,219,800
                                              ============     ============

         Included in raw materials is approximately $1.3 million of inventory related to the Company's Silicon Film subsidiary.

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

Note 12 - Subsequent Event

         In July and August 2000, the Company sold approximately 3,960,000 shares of its unregistered common stock, with registration rights, plus warrants to purchase 1,982,000 shares of unregistered common stock of the Company, with registration rights, for aggregate gross proceeds of approximately $11.9 million. After expenses of the offering, net proceeds were approximately $11 million.

Note 13 - Reportable Segments

         The Company has the following five reportable segments as of July 2, 2000: Advanced Technology Division (ATD), Novalog, MSI, Silicon Film and Corporate Headquarters. ATD derives most of its revenues from research and development contracts funded primarily by governmental agencies. Novalog designs, develops and sells proprietary integrated circuits ("ICs") and related products for use in wireless infrared communication. MSI develops and sells proprietary micromachined sensors and related electronics. Silicon Film designs and develops proprietary electronic films systems and other digital imaging products and services. Corporate Headquarters provides accounting, inventory control and management consulting services to the consolidated subsidiaries. Corporate revenue consists of charges to the subsidiaries for these services and corporate assets consist of loans to subsidiaries and goodwill for reacquisition of subsidiary stock.

         The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies. Segment loss is based on loss from operations before income taxes and minority interest in losses of subsidiaries. The reportable segments are distinct business units operating in different industries, except the Corporate Headquarters segment, which spans the activities of the other segments. Each segment is separately managed, with separate marketing and distribution systems.

The following information about the five segments is for the 39-week period ended July 2, 2000.

                                                                               Silicon     Corporate
                                        ATD        Novalog         MSI          Film      Headquarters       Other        Totals
                                        ----       -------         ---          ----      ------------       -----        ------
Revenues from external customers    $ 3,216,100  $ 5,198,000   $    59,200   $         -   $         -   $     99,300  $  8,572,600
Intersegment revenue                          -            -             -             -     2,220,700              -     2,220,700
Interest revenue                              -          200             -        36,900        72,400              -       109,500
Interest expense                              -          500         1,700        31,000        97,800          4,000       135,000
Depreciation                            453,300       63,900        75,800        96,300        52,300         19,200       760,800
Segment loss                         (2,372,000)     (70,400)   (2,248,100)   (3,652,200)     (158,600)    (1,089,300)   (9,590.600)
Segment assets                        6,648,800    2,133,600       363,600     4,086,800    17,879,100        768,100    31,880,000
Expenditures for segment assets         500,700       33,800       102,700       757,900        98,800        472,600     1,966,500

Reconciliation to Consolidated Amounts

Revenues
Total revenues for reportable segments                                                                                 $ 10,793,300
Elimination of intersegment revenues                                                                                     (2,220,700)
                                                                                                                       ------------
     Total consolidated revenues                                                                                       $  8,572,600
                                                                                                                       ============

Assets
Total assets for reportable segments                                                                                     31,880,000
Elimination of intersegment assets                                                                                      (17,525,600)
                                                                                                                       ------------
     Total consolidated assets                                                                                         $ 14,354,400
                                                                                                                       ============

The following information about the five segments is for the 13-week period ended July 2, 2000.

                                                                                 Silicon     Corporate
                                           ATD        Novalog         MSI         Film      Headquarters    Other       Totals
                                           ---        -------         ---         ----      ------------    -----       ------
Revenues from external customers       $  1,145,70   $1,288,800   $  10,400   $         -    $        -   $  49,500   $ 2,494,400
Intersegment revenue                             -            -           -             -     1,128,200           -     1,128,200
Interest revenue                                 -          100           -        36,900        37,900           -        74,900
Interest expense                                 -          200         900        11,900        26,700       2,700        42,400
Segment profit (loss)                   (1,085,100)    (164,400)   (955,700)   (1,209,800)       79,300    (449,400)   (3,785,100)

Reconciliation to Consolidated Amounts

Revenues
Total revenues for reportable segments                                                                                $ 3,622,600
Elimination of intersegment revenues                                                                                   (1,128,200)
                                                                                                                      -----------
     Total consolidated revenues                                                                                      $ 2,494,400
                                                                                                                      ===========

During the third fiscal quarter of 1999, the Company had the following five reportable segments: ATD, Novalog, MSI, Silicon Film and Corporate Headquarters.

The following information about the five segments is for the 39-week period ended June 27, 1999.

                                                                                  Silicon     Corporate
                                           ATD          Novalog        MSI          Film     Headquarters    Other        Totals
                                           ---          -------        ---          ----     ------------    -----        ------
Revenues from external customers       $ 2,899,200    $4,780,600  $    13,900   $         -   $         -  $   4,000    $ 7,697,700
Intersegment revenue                             -             -            -             -     1,894,900          -      1,894,900
Interest revenue                                 -           100            -             -        13,300          -         13,400
Interest expense                                 -           400        2,000             -        63,700          -         66,100
Depreciation                               503,600        94,500       26,000        14,300             -     31,150        669,550
Segment profit (loss)                   (1,527,500)      189,700   (1,926,800)   (2,593,500)     (372,900)  (511,000)    (6,742,000)
Segment assets                           8,228,200     1,600,800      245,800     1,556,000    10,649,500     34,600     22,314,900
Expenditures for segment assets            435,100        63,300      277,300       269,600             -     58,100      1,103,400

Reconciliation to Consolidated Amounts

Revenues

Total revenues for reportable segments                                                                                 $  9,592,600
Elimination of intersegment revenues                                                                                     (1,894,900)
                                                                                                                       ------------
     Total consolidated revenues                                                                                       $  7,697,700
                                                                                                                       ============

Assets
Total assets for reportable segments                                                                                     22,314,900
Elimination of intersegment assets                                                                                      (10,649,500)
                                                                                                                       ------------
     Total consolidated assets                                                                                         $ 11,665,400
                                                                                                                       ============

The following information about the five segments is for the 13-week period ended June 27, 1999

                                                                                  Silicon     Corporate
                                          ATD          Novalog        MSI          Film      Headquarters    Other        Totals
                                          ---          -------        ---          ----      ------------    -----        ------
Revenues from external customers      $   755,100    $1,169,400   $         -   $         -   $         -  $   4,000    $ 1,928,500
Intersegment revenue                            -             -             -             -       695,100          -        695,100
Interest revenue                                -             -             -             -         4,200          -          4,200
Interest expense                                -             -         2,000             -        33,300          -         35,300
Segment loss                           (1,047,400)     (965,200)     (816,700)   (1,018,800)     (129,800)  (166,500)    (4,144,400)

Reconciliation to Consolidated Amounts

Revenues

Total revenues for reportable segments                                                                                  $ 2,623,600
Elimination of intersegment revenues                                                                                       (695,100)
                                                                                                                        -----------
     Total consolidated revenues                                                                                        $ 1,928,500
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

Results of Operations

Revenues

      The Company's product sales increased 161,400 or 14% and $558,000 or 12% during the third quarter of fiscal 2000 and for the 39-week period ended July 2, 2000, respectively, compared to similar periods in 1999. The overall increase in product sales is due to a strong first quarter 2000 to Novalog's customers, Citizen, Flextronics and M-Flex. The Company's contract research and development revenue increased $404,500 or 55% and $316,900 or 11% for the 13 and the 39-week periods ended July 2, 2000, respectively, compared to the similar periods in 1999. The increase in contract revenue is mostly attributable to the Company's dedication of resources to complete a large contract. Total revenues increased $565,900 or 29% and $874,900 or 11% during the 13 and 39-week periods ended July 2, 2000, respectively compared to 1999.

Cost of Revenues

      The cost of product sales as a percentage of product sales decreased from 140% and 79% for the 13 and 39-week periods ended June 27, 1999, respectively, to 86% and 74% for the 13 and 39-week periods ended July 2, 2000, respectively. The gross margin reported for the 3rd quarter 1999 reflects adjustments to inventory due to obsolescence, poor yields and standard cost variance. Gross margins for the 39-week period ended July 2, 2000 reflect little change from the margins for the 39-week period ended June 27, 1999.

      Cost of contract revenues as a percentage of contract revenues increased from 107% to 125% for the 13-week and increased from 95% to 97% for the 39-week periods ended June 27, 1999 and July 2, 2000, respectively. The Company incurred losses on two contracts during the third quarter 2000, which caused the overall gross margin to deteriorate for the 13-week period ended July 2, 2000.

Research and Development

      The Company's expenditures in research and development increased $481,400 or 32% during the third quarter of fiscal 2000 and $1,296,400 or 39% for the 39-week period ended July 2, 2000 compared to similar periods in fiscal 1999. Novalog has increased research and development spending in an effort to develop its next generation SIR circuit. MPD introduced a new flash product line and has consequently increased research and development expenses. Silicon Film has elevated its level of spending in response to increased efforts toward the launch of its Electronic Film System product.

General and Administrative

      General and Administrative expense (G&A) decreased $342,600 or 16% and increased $1,914,800 or 43% during the 13 and 39-week periods ended July 2, 2000, respectively, compared to similar periods during 1999. The Company improved its utilization of personnel during the third quarter 2000, which is reflected in the increase in contract research and development revenue. The year-to-date increase is due to the growth and increasing complexity of the Company's subsidiaries. The Company has responded by expanding support functions of both the corporate headquarters and the subsidiaries by increasing personnel and utilization of outside resources for marketing, accounting and strategic planning. The Company has also increased marketing expenditures in an effort to increase revenue.

Interest Expense/Interest Income

      Interest expense increased $7,100 and $68,900 in the 13 and 39-week periods ended July 2, 2000, respectively, compared to similar periods during 1999, primarily as a result of capital leases that have been entered into since the end of fiscal 1999. Additionally, Silicon Film had borrowings outstanding under a bridge loan and a line-of-credit during the first quarter of fiscal 2000, which contributed to the increase in interest expense.

      Interest income increased $70,700 and $96,100 in the 13 and 39-week periods ended July 2, 2000, respectively, compared to similar periods during 1999. The Company invested proceeds from equity financings during the first and second quarters of 2000 in marketable securities whose interest rates average 6%.

Liquidity and Capital Resources

      At July 2, 2000, the Company had cash and cash equivalents of $2,063,400, working capital of $6,055,000 and a current ratio of 2.97 to 1.0. The Company anticipates, although there can be no assurances, that the existing working capital and its projected operating results will be sufficient to meet its cash requirements for the near future.

      At July 2, 2000, the Company's total backlog was approximately $4.6 million compared to approximately $4.3 million at June 27, 1999.

Factors that may affect Future Results

      The future operating results of the Company are highly uncertain, and the following factors should be carefully reviewed in addition to the other information contained in this quarterly report on Form 10-Q and in other public disclosures of the Company.

      Expected Future Losses. Our net losses through the 39-week period ended July 2, 2000 were over $9 million with over $3.5 million of that loss being incurred in the 13-week period ended July 2, 2000. The net loss for the 39-week period was approximately $2,600,000 (40%) greater than the comparable period in the previous fiscal year, although the net loss in the 13-week period ended July 2, 2000 was approximately $400,000 less than the comparable 1999 period. See our Quarterly Report on Form 10-Q for the Period Ended July 2, 2000. Since our MicroSensors and Silicon Film subsidiaries are continuing to incur significant development expenses without offsetting revenues, operating losses of this magnitude are continuing in the current fiscal period. Accordingly, we expect our consolidated revenues to be less than our earlier expectations and our losses through our fiscal year ending October 1, 2000 to be much greater than results as of July 2, 2000 and as compared to last fiscal year. Furthermore, accounting measurements at interim dates, such as July 2, 2000, inherently rely on greater estimates than those that will be reflected in the audited year-end financial statements as of October 1, 2000, which could result in adjustments to prior periods that could further worsen our results.

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

      Nasdaq Listing Requirements. ISC's Common Stock is publicly traded on the Nasdaq SmallCap Market. Effective February 23, 1998, new and more restrictive standards became effective for listing maintenance on this market. Prior to the implementation of these new regulations, ISC briefly dropped below the pending standards due to the loss associated with its Vermont plant closure and had to establish to the satisfaction of the Nasdaq staff that it had met the new standards in order to retain its listing. While the Company was able to meet this requirement, there can be no assurances that the Company will be able to maintain its compliance in the future. In the foreseeable future, the Company must meet at least one of the two following standards to maintain its Nasdaq listing; (i) maintenance of its tangible net worth at $2 million or greater, or
(ii) maintenance of a market capitalization figure in excess of $35 million as measured by market prices for trades executed on Nasdaq. As of July 2, 2000, the Company met both conditions to maintain its Nasdaq listing described above. If ISC were to fail to meet the maintenance requirements for listing on Nasdaq in the future and the price of ISC's Common Stock was below $5 at such time, such securities would come within the definition of "penny stock" as defined in the Securities Exchange Act of 1934, as amended (the "Exchange Act") and be covered by Rule 15g-9 of the Exchange Act. That Rule imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors. From transactions covered by Rule 15g-9, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, Rule 15g-9, if it were to become applicable, would affect the ability or willingness of broker-dealers to sell ISC's securities and therefore would affect the ability of shareholders to sell their securities in the public market and the Company's ability to finance its business plans.

      Equity Capital Structure. At July 2, 2000, the Company had 42,563,400 common shares issued and outstanding. The common shares reserved for issuance pursuant to existing preferred stock conversion rights and outstanding warrants and options essentially had depleted the balance of the Company's authorized capital structure of 40,000,000 common shares as of January 2, 2000. During the annual shareholders meeting held in February 2000, the Company's stockholders approved an amendment to its Certificate of Incorporation to authorize the issuance of 20,000,000 additional shares of common stock, which increased authorized common stock to 60,000,000 shares at July 2, 2000.

      Change in Management. On June 22, 2000, we announced that James Evert, who was our President and Chief Executive Officer beginning in February 1997, had resigned his positions with the Company and its subsidiaries (other than RedHawk Vision, Inc.) in order to devote his time to RedHawk Vision, Inc., our newest operating subsidiary. Robert G. Richards, retired President of Aerojet Electronic Systems Division and a member of our Scientific Advisory Board since early 1999, was appointed Chief Executive Officer on an interim basis to serve while we search for a permanent replacement for Mr. Evert. Competition for highly qualified chief executive officers in high technology companies is intense, and there is no assurance that we will be able to find and hire an acceptable person on terms that the Board of Directors deems appropriate. In addition, any new chief executive officer, when hired, will want to advance his or her own vision of the Company's goals and direction, and therefore we cannot predict whether there will be significant changes to our current business plan in the future.

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

      Patents and Proprietary Right Protection; Infringement. ISC believes that its ultimate success, and that of its subsidiaries, will depend, in part, on the strength of its existing patent protection and the additional patent protection that it and its subsidiaries may acquire in the future. As of the date hereof, ISC owns 45 U.S. patents and 8 foreign patents and has other patent applications pending before the U.S. Patent and Trademark Office as well as various foreign jurisdictions. Although ISC believes many of these patents to be fundamental in nature, there can be no assurance that any existing or future patents will survive a challenge or will otherwise provide meaningful protection from competition. Furthermore, there is also no assurance that ISC or its subsidiaries will have the financial resources to provide vigorous defense or enforcement of patents.

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

                                     Irvine Sensors Corporation

                                        (Registrant)





Date: August 14, 2000             By: /s/ John J. Stuart, Jr.

                                  John J. Stuart, Jr.
                                  Chief Financial Officer
                                  (Principal Accounting Officer)