Form 10-K
period 2000-10-01
IRVINE SENSORS CORP/DE/
filed 2000-12-29
CIK 357108

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10K
  (Mark One)
    ___
    /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    ---  SECURITIES AND EXCHANGE ACT OF 1934]
         For the fiscal year ended October 1, 2000

                                      OR
    ---
    / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR
    ---  15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934]
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

To the extent known by the registrant, the aggregate market value of the Common Stock held beneficially by non-affiliates of the registrant was approximately $72,000,000 on December 15, 2000. As the Preferred Stock is not publicly traded it has not been included in the computation.

As of December 15, 2000, there were 46,736,700 shares of Common Stock outstanding.

Documents Incorporated by Reference:

Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended October 1, 2000 (Part II); portions of the Registrant's Definitive Proxy Statement to be used in connection with Registrant's Annual Meeting of Stockholders to be held on March 7, 2001 (Part III).

                          IRVINE SENSORS CORPORATION

                          ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED OCTOBER 1, 2000

                               TABLE OF CONTENTS

                                                                            PAGE




PART I
 Item 1.   Business  ......................................................   4
 Item 2.   Properties .....................................................  14
 Item 3.   Legal Proceedings...............................................  14
 Item 4.   Submission of Matters to a Vote of Security Holders.............  14

PART II
 Item 5.   Market for Registrant's Common Equity and Related Stockholder
           Matters ........................................................  16
 Item 6.   Selected Financial Data ........................................  17
 Item 7.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations ..........................................  18
 Item 7A.  Quantitative and Qualitative Disclosures About Market Risk .....  18
 Item 8.   Financial Statements and Supplementary Data ....................  18
 Item 9.   Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure ...........................................  18

PART III
 Item 10.  Directors and Executive Officers of the Registrant .............  18
 Item 11.  Executive Compensation .........................................  18
 Item 12.  Stock Ownership of Certain Beneficial Owners and Management ....  18
 Item 13.  Certain Relationships and Related Transactions .................  18

PART IV
 Item 14.  Exhibits, Financial Statement Schedules and Reports on
           Form 8-K .......................................................  19

Signatures.................................................................  21

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Some of the statements in the Annual Report on Form 10-K constitute forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause Irvine Sensors Corporation (the "Company") or its industries' actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. These factors include those listed under Part I "Business - Factors that May Affect Future Results."

     Forward-looking statements relate to future events or our future financial performance. The Company believes it is important to communicate its expectations to its investors. In some cases, the forward-looking statements may be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. There may be events in the future that the Company is not accurately able to predict or over which it may have no control. Readers should consider statements that contain these or similar words carefully because they (1) discuss expectations of Irvine the Company about its future performance; (2) contain projections of the Company's future operating results or of its future financial condition; (3) state other "forward-looking information. In evaluating these statements, you should specifically consider various factors, including the risks outlined under Part I "Business - Factors that May Affect Future Results." These factors may cause the Company's actual results to differ materially from any forward-looking statement.

     Although management believes that the expectations reflected in the forward-looking statements are reasonable, there is no guarantee regarding future results, levels of activity, performance or achievements. Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of such statements. The Company is under no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform such statements to actual results.

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

                                    PART I.
                                   ---------

Item 1. Business

GENERAL

The Company and its subsidiaries are involved in various business activities related to miniaturized electronics and the applications thereof. The Company is organized into the following primary business groups:

Irvine Sensors Corporation
--------------------------

Irvine Sensors Corporation ("ISC") is the developer of proprietary technologies to produce extremely compact packages of solid state microcircuitry, which ISC believes offer volume, power, weight and operational advantages versus less miniaturized alternatives. These advantages result from ISC's ability to assemble microelectronic chips in a three-dimensional "stack" instead of alongside each other on a flat surface, as is the case with more conventional methods. These stacking technologies have also led to ISC's development of collateral technologies for the design of low power and low noise chips, thinning of chips and various specialized applications of chips and stacked chip assemblies in a variety of fields, including wireless infrared transmission, miniaturized sensors, image processing, digital photography and internet data transmission and switching.

ISC's core chip-stacking technology was originally conceived and developed as a means of addressing the demands of space-based surveillance. However, the degree of miniaturization potentially realizable from ISC's technologies has attracted R&D sponsorship from various government funding agencies for a wide variety of potential military and space applications. Until the last few years, ISC derived most of its revenues from such funded research and development. Recently, ISC has sought to commercialize its technologies by creating independently managed subsidiaries that can pursue their own financing strategies separately from the parent. ISC has received an increasing share of its consolidated revenues from one such subsidiary.

In October 1995, ISC formed a subsidiary, Novalog, Inc. ("Novalog"), to commercially exploit its low power chip technology. In April 1997, ISC formed a subsidiary, MicroSensors, Inc. ("MSI"), to commercially exploit its technologies for low noise readout electronics and miniaturized inertial sensors. In June 1998, ISC formed a subsidiary, Silicon Film Technologies, Inc. ("Silicon Film"), to commercially exploit some of its digital photography technologies. In March 2000, ISC formed a subsidiary, RedHawk Vision Systems, Inc. ("RedHawk"), to commercially exploit its technologies for digitally extracting video data. As of October 1, 2000, ISC owned approximately 95%, 98%, 83% and 95% of the issued common stock of Novalog, MSI, Silicon Film and RedHawk, respectively. In October 2000, subsequent to the close of fiscal year 2000, ISC formed a subsidiary, iNetWorks Corporation ("iNetWorks"), to commercially exploit its chip-stacking technologies to develop proprietary switches and routers for Internet and telecommunications networks. ISC owns approximately 97% of iNetWorks as of December 15, 2000.

Novalog, Inc.
-------------

Novalog is a consolidated subsidiary of ISC that designs, develops and sells proprietary integrated circuits ("ICs") and related products for use in wireless infrared communication. Novalog's initial products, trademarked SIRComm(TM), SIR2(TM), MiniSIR(TM) and MiniSIR2(TM), enable infrared, line-of-sight data transfer between computers, electronic organizers, printers, modems and other electronic devices that have compatible ports. Novalog is an active participant in the Infrared Data Association ("IrDA"), which establishes the hardware and software protocols for such products. Novalog believes its products have advantages in terms of power consumption, dynamic range, size and economics as compared to the products of its competitors. Novalog has shipped its products in millions of units to manufacturers servicing the IrDA marketplace and, although there can be no assurance, management anticipates growing demand for such products. In fiscal 2000, Novalog accounted for approximately 59% of the Company's consolidated revenues.

MicroSensors, Inc.
------------------

MSI is a consolidated subsidiary of ISC that was formed to develop and sell proprietary micromachined sensors and related electronics. Micromachining involves the use of semiconductor manufacturing processes to build electromechanical devices with feature sizes measured in microns or fractions thereof. As prices have declined for micromachined devices, such solid-state units have migrated from initial aerospace and military applications to automotive, industrial process-control and medical applications. MSI is developing a proprietary micromachined inertial sensor, called the Silicon MicroRing Gyro(TM). MSI has demonstrated early prototypes of this device and is presently seeking strategic partners to facilitate its market introduction. In addition to inertial sensors, MSI intends to offer Application Specific Integrated Circuits ("ASICs") designed to read out micromachined sensors and other electronic systems. MSI is presently shipping engineering samples and qualification volumes of a proprietary Universal Capacitive Readout (TM) ("UCR"(TM)) ASIC product to potential customers. The Company believes that there are many uncertainties surrounding the development of MSI's business, including the risk that large companies may be reluctant to purchase critical parts of the nature that MSI is developing from a small company. This may be true even if MSI succeeds in surmounting all of the developmental challenges it currently faces. MSI accounted for less than 1% of the Company's consolidated revenues in fiscal 2000.

Silicon Film Technologies, Inc. (formerly Imagek, Inc.)
-------------------------------------------------------

Silicon Film Technologies, Inc. is a consolidated subsidiary of ISC that designs, develops and intends to sell proprietary electronic film systems and other digital imaging products and services. Silicon Film has developed and had manufactured pre-production quantities of a proprietary digital photography system called "EFS"(TM) which includes a self-contained, compact, battery-powered cartridge that fits into the film cavity of a standard 35mm camera thus offering the flexibility to switch between conventional film and digital photography. Silicon Film is presently qualifying an initial version of the EFS in preparation to offer it for sale. Other collateral products and services are planned for introduction by Silicon Film in the future. Silicon Film had no revenues in fiscal 2000.

RedHawk Vision, Inc.
--------------------

RedHawk Vision, Inc. is a consolidated subsidiary of ISC that designs, develops and intends to sell personal computer software tools that digitally enhance video data and extract 35mm quality images from any video source including personal camcorders, the Internet and television. At the end of fiscal 2000, RedHawk introduced an initial version of this software for professional use. RedHawk had no material revenues in fiscal 2000.

iNetWorks Corporation
---------------------

iNetWorks Corporation is a consolidated subsidiary of ISC organized in October 2000 to develop proprietary switches and routers for Internet and telecommunications networks. iNetWorks is a development stage company and is not expected to generate revenues in fiscal 2001. iNetWorks is not included in the Company's consolidated financial statements for the year ended October 1, 2000.

Subsidiaries' Capital Structure
-------------------------------

The capital structure and ownership of ISC's subsidiaries vary depending on the extent to which the subsidiaries have received equity financing from third-party sources rather than ISC. After giving effect to the possible conversion of issued and outstanding preferred stock into common stock, ISC's ownership of all equity securities of Novalog, MSI, Silicon Film, RedHawk and iNetWorks is approximately 95%, 98%, 52%, 62% and 97%, respectively. Giving full effect to the possible exercise of outstanding options and warrants and additional options that may be granted under existing option plans, ISC's future ownership of these subsidiaries would be approximately 66%, 57%, 39%, 50% and 93%, for Novalog, MSI, Silicon Film, RedHawk, and iNetWorks, respectively. Novalog, MSI, Silicon Film, RedHawk and iNetWorks all have substantial intercompany debts payable to ISC. In the event that these subsidiaries are successful in attracting additional third-party equity financing, it is possible that ISC may be required or may elect to convert these obligations into additional equity securities of these subsidiaries.

ISC was incorporated in Delaware in January 1988. Pursuant to a merger effective in May 1988 with a corporation of the same name incorporated in California in December 1974, the Company succeeded to all of the assets and liabilities of such predecessor corporation. Its principal executive offices are located at 3001 Redhill Avenue, Building 4, Costa Mesa, California 92626, and its telephone number is (714) 549-8211.

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

RedHawk was incorporated in Delaware in March 2000. Its principal executive offices are located at 3001 Redhill Avenue, Building 4, Costa Mesa, California 92626, and its telephone number is (714) 444-8701.

iNetWorks was incorporated in Nevada in October 2000. Its principal executive offices are located at 3001 Redhill Avenue, Building 3, Costa Mesa, California 92626, and its telephone number is (714) 444-8737.

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

The Company also has chip design technology relating to electronic readouts that it is seeking to exploit through its MSI subsidiary. In fiscal 1999, MSI introduced a Universal Capacitive Readout (UCR) Application Specific Integrated Circuit ("ASIC") intended for use by manufacturers of micromachined products. MSI is currently shipping engineering samples and production qualification volumes of the UCR to various customers. MSI has also developed a proprietary inertial sensor, the Silicon MicroRing Gyro, intended to provide an inexpensive means to measure angular motion for a wide variety of potential applications. Prototypes of the Silicon MicroRing Gyro are presently being demonstrated to potential customers and strategic partners. In September 1999, a United States patent, assigned to MSI, was granted covering the design of the Silicon MicroRing Gyro. The commercial exploitation, if any, of the Silicon MicroRing Gyro is expected to be paced by product design-in lead times of customers, principally Original Equipment Manufacturers ("OEMs"). As a result, the Company does not project material contributions to its consolidated revenue from this product during fiscal 2001. Furthermore, until potential customers and strategic partners more fully evaluate the prototypes of the Silicon MicroRing Gyro, the Company is not in a position to project when, or if, material revenues will be realized from this product thereafter.

In June 1998, the Company formed its Silicon Film (formerly Imagek) subsidiary to commercially explore some of its proprietary technologies related to miniaturized digital cameras. Silicon Film is presently qualifying an initial product for sale, the EFS-1, and is developing additional products for future introduction. Silicon Film believes that its proprietary EFS technology has value advantages to potential customers with substantial investments in conventional 35mm camera equipment that inhibits the use by those consumers of self-contained digital cameras. By using the optics of existing cameras, Silicon Film believes that the EFS product line will be economically competitive to comparable resolution digital cameras. Market response to the EFS-1 will determine the degree to which Silicon Film contributes to the consolidated revenues of the Company in fiscal 2001.

In March 2000, the Company formed its RedHawk subsidiary to exploit its proprietary software technology for extracting quality still photographs from
any video source.   In September 2000, RedHawk introduced an initial version of its software intended for use by professionals. RedHawk is developing additional versions of this product for introduction in fiscal year 2001.

In October 2000, the Company formed its iNetWorks subsidiary to exploit its proprietary chip-stacking technology, combined with superconducting chip technology, to develop ultra-high-speed switches and routers for Internet and telecommunications networks. The Company is presently augmenting its funded research with its own resources to facilitate the development of this technology while iNetWorks seeks appropriate strategic and financial partners. Development of this technology for its intended application is projected to require two to three years and substantial financial resources, sources of which are not currently established.

In addition to the products developed through its subsidiaries, the Company has developed a family of standard products consisting of stacked chips, both packaged and unpackaged, and believes that its chip stacking technology can offer demonstrable benefits to designers of systems that incorporate numerous integrated circuits, both memory and otherwise, by improving speed and reducing size, weight and power usage. In addition, since ISC's technology reduces the number of interconnections between chips, potential system failure points can also decrease. However, the Company has only recently qualified some of its stacked packaged chip products for volume production, and it did not realize material revenues from these products in fiscal year 2000. The economic attractiveness of the Company's stacked packaged chip products is highly dependent on market pricing of competitive monolithic parts. The Company believes, but cannot assure, that such market conditions will be favorable to the Company's products at some time in fiscal year 2001, but because of the uncertainty in such market conditions is not able to estimate whether its stacked packaged chip products will make a material contribution to the Company's consolidated revenues.

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

The Company is not aware of any technical disadvantages to its chip stacking
technology.   However, until high volume production is achieved, as to which there is no assurance, the ultimate cost of products using the Company's higher density chip stacking technology cannot be firmly established, and therefore, this uncertainty potentially places some of the Company's stacked chip products at a cost disadvantage. Accordingly, the Company expanded its product offerings in 1998 to include lower-density stacked electronics that could be more price competitive. Three U.S. patents have been issued and others are pending covering these latest additions to the Company's range of stacked chip product offerings. Products employing these patented approaches have been qualified for potential use by large manufacturers, and the Company is currently seeking production orders for fiscal year 2001.

Potential Product Application
-----------------------------

Neural Networks. In 1991, the Company received initial funding from the U.S. Navy's Office of Naval Research for potential use of certain of its technology in neural networks. After the successful completion of this phase 1 contract, the Company received a $5,200,000 follow-on contract from the Navy in June 1993 and an additional $1,700,000 add on in January 1997 to further develop the neural networks technology. This phase of the contract was completed, and the Company subsequently received approximately $2,050,000 in additional funding on related programs through fiscal 2000. The Company is presently pursuing additional contracts under which it would deliver demonstration products to various branches of the DOD. Neural networks contain large numbers of sensing nodes which continuously interact with each other, similar to the way that the neurons of a human brain interact to process sensory stimuli. Neural networks are the subject of scientific inquiry because pattern recognition and learning tasks, which humans perform well, and computers perform poorly, appear to be dependent on such processing. Neither conventional computers nor advanced parallel processors have the interconnectivity needed to emulate neural network processing techniques. The Company believes its chip stacking technology offers a way to achieve the very high levels of interconnectivity necessary to construct an efficient artificial neural network. To the Company's knowledge, there are no competitive packaging approaches that are presently available which are believed to offer this potential. The full embodiment of its neural network technology is not expected to yield near-term products for the Company, although it is anticipated to keep the Company actively involved in advanced R&D relevant to the Company's long-range business interests. However, elements of this technology, including a proprietary chip set, are currently being developed with a view to early product utilization.

Embedded Systems. In fiscal 1998, the Company commenced exploration of a technology to stack chips of different functionality and dimensions within the same chip stack, in effect creating a complete, miniaturized electronic system that can be embedded in a higher-level product. The Company refers to this new technology as "NeoStack." In fiscal 1999, a U.S. Patent was granted on the Company's NeoStack technology. The Company has initially demonstrated its NeoStack technology to support a government program to develop a wearable computer. The Company is presently developing potential commercial applications of this technology under government contract. The Company's NeoStack technology is also central to the development of Internet and telecommunications routers being undertaken by its iNetWorks subsidiary. The Company believes, but cannot assure, that its NeoStack approach will offer advantages in terms of compactness and power consumption to developers of a wide variety of embedded computer and control systems. However, the Company has not yet developed this technology to the point at which it can make forecasts of potential revenue, if any, resulting from its licensing or application by OEMs.

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

As of March 15, 2000, the Company entered into an Agreement and Plan of Reorganization to acquire substantially all of the assets of Research & Development Leasing, Inc. ("RDL") solely in exchange for 1,000,000 shares of voting common stock of the Company. Prior to March 15, 2000, the Company had been accruing obligations to RDL for a license to exclusive rights to certain processes and technology related to chip stacking. By consummating the Agreement and Plan of Reorganization to acquire RDL assets, including its patents and technology, the Company has terminated its obligation for any further licensing payments to RDL. The Company's Chairman of the Board and a Senior Vice President were the sole shareholders of RDL prior to the Company's acquisition of RDL's assets.

Manufacturing
-------------

The Company's hardware subsidiaries use contract manufacturers to fabricate and assemble their products. Novalog and MSI use semiconductor fabrication and related manufacturing sources that are widely available worldwide. Silicon Film uses product components that are also widely available with one exception. Silicon Film uses imaging chips which are currently available from limited sources of supply. Silicon Film expects that additional sources of supply will become available for this component in the future, but the continuity of its supply of this key component may be at risk until that occurs. RedHawk's software products are easily manufacturable by either the RedHawk itself or external vendors. iNetWorks does not yet manufacture products and is seeking strategic partners to provide manufacturing support in the future.

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

The primary components of the Company's non-memory products are integrated circuits and infrared detectors. The integrated circuits are designed by the Company or its subsidiaries for manufacture by others from silicon wafers and other materials readily available from multiple sources. Due to the ready availability of these materials, the Company does not have any special arrangements with suppliers for their purchase. The Company does not produce detectors. However, the Company has developed a process, which enables it to use relatively low cost, and unsophisticated detectors which are generally available from numerous sources.

Because of the nature of the sophisticated research and development work performed under its development contracts, the Company designs and assembles equipment for testing and prototype development. The Company uses the unique capability of this equipment to seek, qualify for and perform additional contract research and development for its customers.

Backlog
-------

At November 26, 2000, the Company's consolidated funded backlog was $6,056,600 compared to $3,041,600 at December 15, 1999. The Company anticipates that all of the funded backlog will be filled in fiscal 2001. In addition, the Company has unfunded backlog on contracts which typically are funded when the previously funded amounts have been expended. The Company is also continuing to negotiate for additional research contracts and commercial product sales, which, if obtained, could materially increase its backlog. Failure to obtain these contracts in a timely manner could materially affect the Company's short-term results.



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

MSI directs its marketing toward three commercial areas: (i) Customers with a need for Application Specific Integrated Circuits; (ii) OEMs that have a need for the cost and performance features that could be provided by MSI's Silicon MicroRing Gyro, with particular emphasis toward manufacturers of electronic toys and games, industrial monitoring equipment, medical instrumentation and automotive markets; and (iii) the manufacturers of micromachined sensors who may be able to utilize MSI's Universal Capacitive Readout (UCR) general purpose ASIC designed to support a variety of sensors requiring high accuracy capacitive readout and control electronics.

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

Silicon Film is currently qualifying its initial EFS-1 product for sale. Silicon Film plans its primary product roll out of the EFS-1 to be through direct follow-up of inquiries from potential customers it has previously received. Silicon Film expects to follow this initial roll out with an expansion of distribution, reseller channels and value-added resellers for broad and vertical markets through strategic OEM relationships with camera and film companies. Silicon Film plans to service its customers with an electronic commerce site and contracted customer service and support facilities.

RedHawk has focused its initial marketing effort on high-end users of professional photo-editing software. RedHawk's initial product has been designed as a plug-in to such software. RedHawk is presently developing stand-alone versions of its software to address broader market opportunities.

iNetWorks ultimate target market is expected to be OEMs and carriers that support the Internet and telecommunications infrastructure. It is presently seeking strategic relationships with such entities to facilitate the marketing of its contemplated products.

In fiscal 2000, contracts with all branches of the U.S. government accounted for 20% of the Company's consolidated revenues and second-tier government contracts with prime government contractors accounted for 12 percent of the Company's consolidated revenues; the remaining 68 percent of the Company's consolidated revenues was derived from non-government sources. During fiscal 2000, revenues derived from M-Flex, Manufacturers' Services, and the U.S. Army accounted for approximately 16 percent, 13 percent and 12 percent of total consolidated revenues, respectively. Loss of these customers would have a material adverse impact on the Company's short-term consolidated results.

Contracts with government agencies may be suspended or terminated by the government at any time, subject to certain conditions. Similar termination provisions are typically included in agreements with prime contractors. There is no assurance the Company will not experience suspensions or terminations in the future.

The Company focuses marketing in specific areas of interest in order to best use its relatively limited marketing resources. Each operating unit or subsidiary has a designated individual to direct that unit's marketing efforts.

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

The Company is aware of three large companies that have developed or acquired competing approaches to chip stacking. They are Texas Instruments, Inc. (TI), Thompson CSF (Thompson) and Vertical Circuits, Inc. (VCI), a subsidiary of TRW Inc. In addition, there are several small companies and divisions of large companies that have various technologies for stacking a limited number of chips.

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

The Company is aware of several companies that currently service the market for serial infrared detectors of the type sold by Novalog. For battery-powered applications, the principal competitive factors are power consumption and cost. For desktop and related applications, the principal competitive factor is the speed of data transmission achievable. Novalog believes it has competitive advantages in the battery-powered applications. Competitors to Novalog in this sector include Hewlett-Packard, Temic-Vishay and Siemens Infineon, among others, all of whom have financial, labor and capital resources greater than those of Novalog. Although Novalog is currently experiencing material revenues in competition with such companies, its ability to protect or expand its market share in the future is not assured.

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

RedHawk is not aware of any direct competitors that presently offer PC-based software for sale as means to capture quality still photographs from streaming video. RedHawk is aware of such competitive software products under development and the existence of a number of hardware applications to achieve this result, but not presently at the quality level achievable with the RedHawk software. Given the potential size of the market represented by video captured by consumer camcorders, RedHawk expects material competition to emerge.

iNetWorks is directly addressing the market currently dominated by Cisco Systems, Inc. and including such strong competitors as Juniper Networks, Inc. Given the size and growth of the market opportunity, iNetWorks expects to face numerous large competitors of this nature if it is able to successfully development its planned router product.

Research and Development
------------------------

The Company believes government and commercial research contracts will provide the major portion of funding necessary for continuing development of some of its products. However, the manufacture of stacked circuitry modules in volume will require substantial additional funds, which may involve additional equity or debt financing or a joint venture, license or other arrangement. Furthermore, the development of some of the products of its subsidiaries, particularly iNetWorks, is likely to require substantial external funding. There can be no assurance that sufficient funding will be available from government or other sources or that new products of the Company or its subsidiaries will be successfully developed for volume production.

The Company's expenditures for research and development for the fiscal years ended October 1, 2000, October 3, 1999, and September 27, 1998 were $8,948,200, $5,528,000 and $4,128,400, respectively. These expenditures of Company funds were in addition to the Company's cost of revenues associated with its customer-sponsored research and development activities. The spending levels of Company funds on research and development compared to its overall expenses are indicative of the Company's resolve to maintain its competitive advantage by developing new products and improving upon its existing technology.

The Company has funded its research and development activities primarily through contracts with the federal government and with funds from the Company's public and private stock and bond offerings.

Patents, Trademarks and Licenses
--------------------------------

The Company has a policy of protecting its investment in technology by seeking to obtain, where practical, patents on the inventions made by its employees. As of October 1, 2000, 53 U.S. and foreign patents have been issued and other U.S. and foreign patent applications are pending. Foreign patent applications corresponding to several of the U.S. patents and patent applications are also pending. There is no assurance that additional patents will issue in the U.S. or elsewhere. Moreover, the issuance of a patent does not carry any assurance of successful application, commercial success or adequate protection. There is no assurance that the Company's existing patents or any other patent that may issue in the future would be upheld if the Company seeks enforcement of its patent rights against an infringer or that the Company will have sufficient resources to prosecute its rights, nor is there any assurance that patents will provide meaningful protection from competition.

The Company has been advised by its patent counsel, Myers, Dawes & Andras LLP, that no adverse patent has been found which might create an infringement problem in the marketing of the Company's products. If others were to assert that the Company is using technology covered by patents held by them, the Company would evaluate the necessity and desirability of seeking a license from the patent holder. There is no assurance that the Company is not infringing on other patents or that it could obtain a license if it were so infringing.

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

Silicon Film has exclusive world-wide rights to the technology developed in conjunction with a licensing agreement between the Company and I. Sapir, a foreign individual, who is now an employee of Silicon Film. Under this agreement, the Company issued 30,000 shares of its common stock to Mr. Sapir. Silicon Film has assumed the royalty obligations of this licensing agreement, which consist of a 1.5% royalty on products incorporating the licensed technology. This licensing agreement was executed in October 1997 and amended in March 1999. Silicon Film has received four additional patents and has filed thirteen additional patent applications relating to the proprietary methods and designs of its products.

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


Employees
---------

As of October 1, 2000, the Company, including its consolidated subsidiaries, had 134 full-time employees and 23 consultants. Of the full-time employees, 89 were engaged in engineering, production and technical support, 11 in sales and marketing and 34 in finance and administration. None of the Company's employees is represented by a labor union, and the Company has experienced no work stoppages due to labor problems. The Company considers its employee relations to be excellent.


Factors that may Affect Future Results
--------------------------------------

The future operating results of the Company are highly uncertain, and the following factors should be carefully reviewed in addition to the other information contained in this annual report on Form 10-K and in other public disclosures of the Company.

Shift in Business Focus. Since commencing operations, ISC has developed technology, principally under government research contracts, for various defense-based applications. Since 1992, ISC has been implementing a fundamental shift in its business, broadening its focus to include commercial exploitation of its technology. This shift has been manifested by the purchase and later shut down of the IBM cubing line, the "carve-out" of the Novalog, MSI, Silicon Film, RedHawk and iNetWorks subsidiaries and the development of various stacked-memory products intended for military and aerospace markets. To date, these changes have developed new revenue sources but have not yet produced sustained consolidated profitability. Because of this limited and not-yet successful history, there can be no assurances that ISC's present and contemplated future products will be widely accepted in commercial marketplaces.

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

Nasdaq Listing Requirements; Penny Stock. ISC's Common Stock is publicly traded on the Nasdaq SmallCap Market. Effective February 23, 1998, new and more restrictive standards became effective for listing maintenance on this market. Prior to the implementation of these new regulations, ISC briefly dropped below the pending standards due to the loss associated with its Vermont plant closure and had to establish to the satisfaction of the Nasdaq staff that it had met the new standards in order to retain its listing. While the Company was able to meet this requirement, there can be no assurances that the Company will be able to maintain its compliance in the future. In the foreseeable future, the Company must meet at least one of the two following standards to maintain its Nasdaq listing; (i) maintenance of its tangible net worth at $2 million or greater, or (ii) maintenance of a market capitalization figure in excess of $35 million as measured by market prices for trades executed on Nasdaq. The Company presently meets both standards. However, the consolidated losses resulting from the development expenses of some of its subsidiaries will continue to erode its tangible net worth during fiscal 2001. In that instance and absent additional equity financing, which cannot be guaranteed, the Company would be subject to market price risks for the maintenance of its Nasdaq listing. If ISC were to fail to meet the maintenance requirements for listing on Nasdaq in the future and the price of ISC's Common Stock was below $5 at such time, such securities would come within the definition of "penny stock" as defined in the Securities Exchange Act of 1934, as amended (the "Exchange Act") and be covered by Rule 15g-9 of the Exchange Act. That Rule imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors. From transactions covered by Rule 15g-9, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, Rule 15g-9, if it were to become applicable, would affect the ability or willingness of broker-dealers to sell ISC's securities and therefore would affect the ability of shareholders to sell their securities in the public market and the Company's ability to finance its business plans.

Equity Capital Structure. At October 1, 2000, the Company had 46,637,800 common shares issued and outstanding. Approximately 6,420,000 common shares are also reserved for issuance pursuant to existing preferred stock conversion rights, and outstanding warrants and options. The approximately 6,940,000 unreserved common shares of the Company's authorized capital structure may be insufficient to facilitate the financing of all of the Company's existing and planned commercial initiatives. There can be no assurances that the Company's stockholders will authorize an increase in the Company's authorized common shares.

Third-Party Financing of Subsidiaries.   The financing of the Company's Novalog
and Silicon Film subsidiaries to date have involved significant sales of minority equity interests. The Company has repurchased a substantial portion of the minority equity interests of Novalog, but does not now have sufficient discretionary capital to continue this practice with respect to Novalog or any other subsidiary or to adequately finance the future business plans of any of its subsidiaries. The Company's subsidiaries are seeking to sell additional equity interests to finance at least some portion of their business plans. The Company's ability to enjoy the benefits of any potential increase in value on the part of its subsidiaries can be greatly reduced by third-party financings. This is true both because of reduced equity interests in the subsidiaries and because the Company's control of its subsidiaries is lessened or eliminated. Significant third-party investment in the Company's subsidiaries will likely result in third-party investors receiving subsidiary board representation and/or protective covenants that could result in the Company losing voting control of its subsidiaries. In certain circumstances, it is possible that the Company or its subsidiaries could experience very substantial transaction costs or "break-up" fees in connection with efforts to obtain financing. Third-party financings of subsidiaries will inherently complicate our fiduciary and contractual obligations and could leave us more vulnerable to potential future litigation. The outcome of litigation is inherently unpredictable, and even the costs of prosecution could have a materially adverse effect on our results of operations.

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

Dependence on Key Personnel. ISC and its subsidiaries will depend to a large extent on the abilities and continued participation of certain key employees. The loss of key employees could have a material adverse effect on the businesses of ISC and its subsidiaries. ISC and its subsidiaries have adopted employee Stock Option Plans designed to attract and retain key employees. The amount of options available pursuant to shareholder-approved option plans have been depleted, and there can be no guarantee that shareholders will approve additional plans in the future. The value of stock option plans to the subsidiaries will be strongly tied to the timing of any future IPOs, of which there can be no assurance, and there can, accordingly, be no guarantee of the efficacy of such options in retaining key employees. Neither ISC nor its subsidiaries presently maintain "key man" insurance on any key employees. ISC believes that, as its activities and those of its subsidiaries increase and change in character, additional, experienced personnel will be required to implement the business plans of ISC and its subsidiaries. Competition for such personnel is intense and there is no assurance that they will be available when required, or that ISC or its subsidiaries will have the ability to attract them.

The above factors are not intended to be inclusive. Failure to satisfactorily achieve any of the Company's objectives or avoid any of the above or other risks would likely have a material adverse effect on the Company's business and results of operations.

Item 2.  Properties

The following table sets forth information with respect to the Company's facilities:


                                                  Location                Square Feet    Monthly Rent   Lease Expiration
                                       -------------------------------  -------------  ---------------  ----------------
  ISC(1)                               Costa Mesa, CA                          42,600          $50,100  September 2001
  Silicon Film Technologies, Inc.      Irvine, CA                              10,300           15,450  May 2004
                                                                         ------------  ---------------
          Total                                                                52,900          $65,550
                                                                         ============  ===============

____________
(1) Includes facilities for ISC corporate headquarters, ATD, MPD, MSI, RedHawk, iNetWorks and Novalog.


The facilities used by Advanced Technology Division include laboratories containing clean rooms for operations requiring a working environment with reduced atmospheric particles. The Company believes that its facilities are adequate for their respective operations, and that the facilities of the Company are maintained in good repair.


Item 3.  Legal Proceedings

         None.


Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                     EXECUTIVE OFFICERS OF THE REGISTRANT


        Name            Age  Position
        ----            ---  --------

Robert G. Richards        72  President and Chief Executive Officer

Bernhard Baumgartner      52  Senior Vice President and General Manager -
                              Commercial Products Group

Mel R. Brashears          55  Senior Vice President and a Director

John C. Carson            62  Senior Vice President, Chief Technical Officer
                              and a Director

John J. Stuart, Jr.       61  Senior Vice President, Chief Financial Officer and
                              Treasurer


Mr. Richards has been President and Chief Executive Officer of the Company since June 2000 and a director of its iNetWorks subsidiary since November 2000. Since April 1999, Mr. Richards has also served as a member of our Scientific Advisory Board. Mr. Richards retired as President of Aerojet Electronic Systems Division in 1993. He is co-author of the book, Infrared Physics and Engineering, published by McGraw-Hill, and has a M.A. degree from the University of California at Berkeley.

Mr. Baumgartner has been Senior Vice President and General Manager of the Company's Commercial Products Group and a director of its Novalog, MSI and Silicon Film subsidiaries since December 2000. From February 1998 through November 2000, he was President and CEO of Krones Inc., the U.S. subsidiary of a German company specializing in industrial control systems and hardware. From April 1994 to January 1998, he was CEO of Kettner, O+H, a German supplier in the same industry. Mr. Baumgartner has an MBA from International Institute for Management Development, Switzerland, an International Senior Management Program Certificate from Harvard Business School and an M.S. in Civil Engineering from the University of Graz, Austria.

Dr. Brashears has been Senior Vice President and Chairman and Chief Executive Officer of the Company's iNetWorks Corporation subsidiary since October 2000. He has also been a director of ISC since December 2000. From 1999 to September 2000, Dr. Brashears was a self-employed management consultant. From 1996 through 1998, he was President and Chief Operating Officer of Lockheed Martin's Space & Strategic Missiles Sector, culminating a 27-year career of increasing management responsibility with Lockheed Missiles and Space Company and its successors. Dr. Brashears is a graduate of the University of Missouri with B. S., M. S. and Ph.D. degrees in engineering.

Mr. Carson is a co-founder of ISC and has served as a director and Vice President since its inception in 1974, becoming a Senior Vice President in April 1982. He was elected Chief Technical Officer in February 1997. Mr. Carson also serves as a director of MSI (since October 1997) and iNetWorks (since November
2000). Mr. Carson has been awarded 15 patents for smart sensors, 3D packaging and single processing architectures, including neural networks. Mr. Carson holds a B S. in Physics from the Massachusetts Institute of Technology.

Mr. Stuart joined ISC in January 1983 as its Manager of Special Projects and Communications, became ISC's Chief Financial Officer and Treasurer in July 1985, a Vice President in June 1995 and Senior Vice President in November 1998. He relinquished the position of Treasurer in February 1995 and re-assumed it in October 1998. Mr. Stuart is also a member of the Board of Directors and is Vice President of Finance and Chief Financial Officer of Novalog (since October
1995), MSI (since October 1997), RedHawk (since March 2000) and iNetWorks (since November 2000). He also acted as Chief Financial Officer of Silicon Film from its organization in August 1998 until May 1999. Mr. Stuart also serves as a director of euro909.com, a Danish telecommunications and Internet services company and TaskForce, Inc., an Internet software company, both of which are unaffiliated with ISC. Mr. Stuart holds a B.S. in Industrial Management from the Massachusetts Institute of Technology.

                                    PART II
                                    -------

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        The following table sets forth the range of representative high and low closing bid prices of the Company's Common Stock (Nasdaq SmallCap Market symbol:
IRSN) in the over-the-counter market for the periods indicated, as furnished by NASD, Inc. These prices represent prices among dealers, do not include retail markups, markdowns or commissions, and may not represent actual transactions:


                                             Common Stock
                                              Bid Prices
                                      --------------------------
                                         High             Low
                                      ---------          -------
Fiscal Year Ended October 1, 2000:
         First Quarter                 $ 2.5625          $1.2188
         Second Quarter                $18.7500          $1.7500
         Third Quarter                 $11.2500          $3.5000
         Fourth Quarter                $ 4.5000          $2.0938

Fiscal Year Ended October 3, 1999:
         First Quarter                 $ 1.9375          $1.4063
         Second Quarter                $ 1.6563          $1.3125
         Third Quarter                 $ 2.0000          $1.4375
         Fourth Quarter                $ 1.8438          $2.1875

On December 15, 2000, the closing bid and asked prices for the Company's Common Stock on the Nasdaq SmallCap Market were $1 9/16 and $1 13/16 respectively.

On December 15, 2000, there were approximately 819 stockholders of record and approximately 20,000 beneficial holders based on information provided by the Company's transfer agent.

The Company has not paid cash dividends on any class of its stock since its incorporation. Under Delaware law there are certain restrictions that limit the Company's ability to pay cash dividends in the future.


Recent Sales of Unregistered Securities


     During fiscal year 2000, the Company sold and issued the following unregistered securities:

     On February 29, 2000, the Company issued 3,142,100 shares of common stock to nineteen accredited investors to satisfy the terms of a subscription unit, sold during the first fiscal quarter, that was subject to shareholder approval of amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of common stock. The purchase price of each unit was $135, and a unit consisted of the right to acquire one hundred shares of unregistered common stock of the Company, with registration rights, plus a warrant to purchase ten shares of unregistered common stock of the Company, with registration rights, at an exercise price of $2 per share. The Company received approximately $3,660,000 in net proceeds from this transaction. The placement agent retained by the Company for this offering received warrants to purchase 224,014 units identical to the units purchased by the investors, exercisable at $148.50.


     On March 15, 2000, the Company sold 228,851 units, resulting in the issuance of 228,851 unregistered shares of common stock and warrants to purchase an additional 22,885 shares (exercisable at $12) to three accredited investors The purchase price was $9.25 per unit, and the Company's net proceeds were approximately $1,900,000. The placement agent retained by the Company for this offering received warrants to purchase 22,885 units identical to the units purchased by the investors, exercisable at $10.175.

     On July 21, 2000, the Company sold 2,033,334 units, resulting in the issuance of 2,033,334 unregistered shares of common stock and warrants to purchase an additional 1,016,667 shares (exercisable at $2.50) to six accredited investors. The purchase price was

$3.00 per unit, and the Company's net proceeds were approximately $5,648,000. The placement agent retained by the Company for this offering received warrants to purchase 203,334 units identical to the units purchased by the investors, exercisable at $3.00.

     Between August 2 and August 17, 2000, the Company issued and sold 1,930,665 unregistered shares of common stock and warrants to purchase an additional 965,333 shares (exercisable at $2.50) to ten accredited investors. The purchase price was $3.00 per unit, and the Company's net proceeds were approximately $5,261,000. The placement agents retained by the Company for this offering received warrants to purchase 193,067 units consisting of one share and one-half warrant, exercisable at $3.00.

     The issuances of the securities described in the previous four paragraphs were deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Act"), in reliance on Section 4(2) of the Act as transactions by an issuer not involving any public offering. In addition, the recipients of securities in the above transactions each represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in that transaction. The recipients each were given access to information about the Company.

Item 6. Selected Financial Data

     The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial data included elsewhere in this 10-K filing. The consolidated statement of operations data for the fiscal years ended October 1, 2000, October 3, 1999 and September 27, 1998 and the consolidated balance sheet data at October 1, 2000 and October 3, 1999 are derived from audited consolidated financial statements incorporated by reference in this 10-K filing. The consolidated statement of operations data for the fiscal years ended September 28, 1997 and September 29, 1996, and the consolidated balance sheet data at September 27, 1998, September 28, 1997 and September 29, 1996 are derived from audited consolidated financial statements not included in this 10-K filing. The historical results are not necessarily indicative of results to be expected in any future period.


                                                                         Fiscal Year Ended
                                   -----------------------------------------------------------------------------------------
                                       October 1,         October 3,        September 27,       September 28,  September 29,
                                          2000               1999               1998                1997           1996
                                   ---------------   ---------------   -----------------   -----------------   -------------
Consolidated Statement of Operations Data:
------------------------------------------
Total revenues                        $ 10,769,800       $11,100,200         $ 9,314,500        $ 13,693,200    $ 12,024,200

Loss from operations                   (16,019,200)       (9,785,700)         (5,798,200)        (14,809,200)    (11,154,700)

Net loss                               (15,038,300)       (9,115,700)         (4,243,500)        (14,875,600)    (15,914,700)
Basic net loss per common
and common equivalent share           $      (0.37)      $     (0.29)        $     (0.19)       $      (0.73)   $      (0.94)

Diluted net loss per common
and common equivalent share           $      (0.38)      $     (0.29)        $     (0.19)       $      (0.73)   $      (0.94)

Weighted average number of
shares outstanding                      40,428,600        31,244,300          24,597,700          20,475,100      16,874,300

Shares used in computing
net loss per share                      40,428,600        31,244,300          24,597,700          20,475,100      16,874,300


Loss per common and common equivalent shares includes, where applicable, cumulative and imputed dividends on Preferred Stock which have not been declared or paid.


                                       October 1,          October 3,        September 27,      September 28,       September 29,
                                          2000                1999               1998               1997                1996
                                   -----------------    ---------------    ---------------    ---------------     ---------------
Consolidated Balance Sheet  Data:
---------------------------------
Current assets                           $14,129,800        $ 6,439,150         $4,802,700        $ 6,637,200         $ 9,648,200
Current liabilities                      $ 4,683,400        $ 5,375,300         $2,296,000        $ 7,395,600         $ 5,787,100
Working capital (deficit)                $ 9,446,400        $ 1,063,850         $2,506,700        $  (758,400)        $ 3,861,100
Total assets                             $20,307,150        $10,510,350         $7,064,700        $ 9,449,300         $21,742,200
Long-term debt                           $   224,700        $   433,200         $  933,700        $ 1,207,000         $ 3,165,600
Shareholders' equity (deficit)           $ 7,586,550        $ 2,212,650         $2,347,000        $(2,939,900)        $ 8,312,700

Item 7.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
         and Results of Operation
          ------------------------

The information required by Item 7 of this report is set forth on pages 2 through 4 of the Company's 2000 Annual Report to Stockholders and is incorporated by reference in this Annual Report on Form 10-K.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

None.


Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

The financial statements, together with the report thereon of Grant Thornton LLP dated November 30, 2000, appearing on pages 6 through 25 of the Company's 2000 Annual Report to Stockholders are incorporated by reference to this Annual Report on Form 10-K. With the exception of the aforementioned information and the information incorporated in Item 7, the 2000 Annual Report to Stockholders is not deemed to be filed as part of this Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure
         --------------------

None.


                                   PART III
                                   --------


Item 10.   Directors and Executive Officers of the Registrant
           --------------------------------------------------

The response to this Item will be contained in the Proxy Statement for the 2001 Annual Meeting under the heading "Nomination and Election of Directors" and is incorporated herein by reference.


Item 11.   Executive Compensation
           ----------------------

The response to this Item will be contained in the Proxy Statement for the 2001 Annual Meeting under the heading "Executive Compensation and Related Information" and is incorporated herein by reference.



Item 12.   Stock Ownership of Certain Beneficial Owners and Management
           -----------------------------------------------------------

The response to this Item will be contained in the Proxy Statement for the 2001 Annual Meeting under the heading "Stock Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.



Item 13.   Certain Relationships and Related Transactions
           ----------------------------------------------

The response to this Item will be contained in the Proxy Statement for the 2001 Annual Meeting under the heading "Certain Relationships and Related Transactions" and is incorporated herein by reference.

                                    PART IV
                                    -------

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this Report:

    1. Financial Statements

                                                                          Pages in
                                                                        Annual Report*
                                                                        --------------
      Consolidated Balance Sheets                                               9
       Consolidated Statements of Operations                                   10
       Consolidated Statement of Shareholders' Equity (Deficit)                11
       Consolidated Statements of Cash Flows                                   12
       Notes to Consolidated Financial Statements                           13-27
       Report of Independent Certified Public Accountants                      28


       * Incorporated by reference from the indicated pages of the 2000 Annual Report to Stockholders.

    2. Financial Statement Schedules:

       Report of Independent Certified Public Accountants on Financial Statement Schedules

       Schedule for the fiscal years ended October 1, 2000, October 3, 1999, and September 27, 1998:

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

    3. Exhibits - The following is a list of the exhibits encompassed in this report:


 Exhibit
 Number   Exhibit Description
 ------   -------------------
 3.1 Certificate of Incorporation of the Registrant, as amended and currently in effect (1)
 3.2 Certificate of Designation of Preferences of Series D Convertible Preferred Stock (2)
 3.3      By-laws, as amended to date (3)
 4.1      Specimen Common Stock certificate (1)
 10.1.1 Employee Stock Bonus Plan and Trust Agreement dated June 29, 1982 effective December 31,1982 (4)
 10.1.2 Amendment to Employee Stock Bonus Plan and Trust Agreement dated December 14, 1982 (5)
 10.1.3 Amendment to Employee Stock Bonus Plan and Trust Agreement dated September 25, 1990 (1)
 10.1.4 Master Trust Agreement for Employee Deferred Benefit Plans dated August 22, 1990 (6)
 10.1.5 Amendment to Employee Stock Bonus Plan and Trust Agreement dated October 4, 1993 (7)
 10.2     1991 Stock Option Plan (8)
 10.3     1995 Stock Option Plan (9)
 10.4     1999 Stock Option Plan (10)
 10.5     Government Contract DASG60-00-C-0016 dated January 24, 2000
 10.6     Government Contract N39998-97-C-5201 as modified March 9, 2000
 10.7     Government Contract USZA22-00-C-0013 dated August 14, 2000
 10.8     Government Contract N39998-00-C-08118 dated August 31, 2000
 10.9 Form of Indemnification Agreement between the Registrant and its directors and officers
 10.10 Lease Agreement for premises at 3001 Redhill Avenue, Costa Mesa, California, dated August 1, 1994 (11)
 10.11 Amendments to Lease Agreement for premises at 3001 Redhill Avenue, Bldg. III, Costa Mesa, California
 10.12 Lease Agreement and Amendments for premises at 3001 Redhill Avenue, Bldg. IV, Costa Mesa, California
 10.13 Amendments to Lease Agreement for premises at 3001 Redhill Avenue, Bldg. V, Costa Mesa, California
 13.1 Portions of Registrant's Annual Report to Stockholders for the fiscal year ended October 1, 2000
 21.1     Subsidiaries of the Registrant
 23.1     Consent of Grant Thornton LLP, Independent Certified Public
          Accountants
 27       Financial Data Schedule

___________
 (1) Incorporated by reference to Part IV of Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 1991.
 (2) Incorporated by reference to the Registrant's Registration Statement on Form S-1 filed with the Commission on October 4, 1999 (Registration Number 333-88385).
 (3) Incorporated by reference to Part IV of Registrant's Annual Report on Form 10-K/A for the fiscal year ended September 28, 1996.
 (4) Incorporated by reference to Part II of Pre-effective Amendment No. 3 to the S-18 Registration Statement filed with the Commission's Los Angeles Regional Office on May 27, 1982.
 (5) Incorporated by reference to Part II of Registrant's Registration Statement on Form S-1 filed with the Commission on March 23, 1983 (Registration No. 2-82596) (the "S-1 Registration Statement").
 (6) Incorporated by reference to Part II of Pre-effective Amendment No. 3 to the Form S-2 filed with the Commission on March 3, 1987 (Registration No. 33-10134).
 (7) Incorporated by reference to Part IV of Registrant's Annual Report on Form 10-K/A for the fiscal year ended October 1, 1995.
 (8) Incorporated by reference to Part II of Pre-effective Amendment No. 2 to the Form S-2 filed with the Commission on July 9, 1992 (Registration No. 33-47977).
 (9)  Incorporated by reference to Registrant's Registration Statement on
      Form S-8 (File No. 333-72201), filed February 11, 1999.
 (10) Incorporated by reference to Registrant's Registration Statement on
      Form S-8 (File No. 333-94071), filed January 4, 2000.
 (11) Incorporated by reference to Part IV of Registrant's Annual Report on Form 10-K for the fiscal year ended October 2, 1994.

  (b) Reports on Form 8-K:
  ------------------------

  No report on Form 8-K was filed by the Company with respect to the quarter ended October 1, 2000.

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

                                                     IRVINE SENSORS CORPORATION
                                                     --------------------------




                                               By: /s/ James Alexiou
                                                   -----------------
                                                   James Alexiou
                                                   Chairman of the Board
                                                   Date: December 29, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



/s/ Robert G. Richards                             /s/ John J. Stuart, Jr.
----------------------                             -----------------------
Robert G. Richards                                 John J. Stuart, Jr.
Chief Executive Officer                            Chief Financial Officer
(Principal Executive Officer)                      (Principal Financial and
Date: December 29, 2000                            Accounting Officer)
                                                   Date: December 29, 2000



/s/ Mel R. Brashears                               /s/ Thomas M. Kelly
--------------------                               -------------------
Mel R. Brashears, Director                         Thomas M. Kelly, Director
Date: December 29, 2000                            Date: December 29, 2000



/s/ Joanne S. Carson                               /s/ Frank P. Ragano
--------------------                               -------------------
Joanne S. Carson, Director                         Frank P. Ragano, Director
Date: December 29, 2000                            Date: December 29, 2000



/s/ John C. Carson                                 /s/ Vincent F. Sollitto, Jr.
------------------                                 ----------------------------
John C.Carson, Director                            Vincent F. Sollitto, Jr.,
Director                                           Date: December 29, 2000
Date: December 29, 2000



/s/ Marc Dumont                                    /s/ Wolfgang Seidel
---------------                                    -------------------
Marc Dumont, Director                              Wolfgang Seidel, Director
Date: December 29, 2000                            Date: December 29, 2000

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
              --------------------------------------------------
                        ON FINANCIAL STATEMENT SCHEDULE
                        -------------------------------



To the Board of Directors of
Irvine Sensors Corporation


Our audits of the consolidated financial statements referred to in our report dated November 30, 2000 appearing on page 28 of the 2000 Annual Report to Shareholders of Irvine Sensors Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ GRANT THORNTON LLP

Irvine, California
November 30, 2000

                SCHEDULE  II VALUATION AND QUALIFYING ACCOUNTS
                ----------------------------------------------


                                   Balance at  Charged to               Balance
                                   Beginning   Costs and                 at End
                                    of Year    Expenses    Deductions   of Year
                                   ----------  ----------  ----------  ----------
Year ended October 1, 2000:
---------------------------
Allowance for doubtful accounts    $   36,700  $  164,400  $   74,700  $  126,400
Inventory reserves                  3,718,800   2,706,700     238,100   6,187,400

Year ended October 3, 1999:
---------------------------
Allowance for doubtful accounts    $   10,000  $   31,300  $    4,600  $   36,700
Inventory reserves                  2,456,800   2,245,600     983,600   3,718,800

Year ended September 27, 1998:
---------------------------------
Allowance for doubtful accounts    $   10,000  $       -   $     -     $   10,000
Inventory reserves                  2,184,800   1,306,700   1,034,700   2,456,800
