Form 10-K/A
period 2000-10-01
IRVINE SENSORS CORP/DE/
filed 2001-01-29
CIK 357108

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10K/A
  (Mark One)
    ___
    /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    ---  SECURITIES AND EXCHANGE ACT OF 1934]
         For the fiscal year ended October 1, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [_]

To the extent known by the registrant, the aggregate market value of the Common Stock held beneficially by non-affiliates of the registrant was approximately $72,000,000 on December 15, 2000. As the Preferred Stock is not publicly traded it has not been included in the computation.

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

                          IRVINE SENSORS CORPORATION

                         ANNUAL REPORT ON FORM 10-K/A
                   FOR THE FISCAL YEAR ENDED OCTOBER 1, 2000

                               TABLE OF CONTENTS

                                                                            PAGE




PART I
 Item 1.   Business  ......................................................   4
 Item 2.   Properties .....................................................  14
 Item 3.   Legal Proceedings...............................................  14
 Item 4.   Submission of Matters to a Vote of Security Holders.............  14

PART II
 Item 5.   Market for Registrant's Common Equity and Related Stockholder
           Matters ........................................................  16
 Item 6.   Selected Financial Data ........................................  17
 Item 7.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations ..........................................  18
 Item 7A.  Quantitative and Qualitative Disclosures About Market Risk .....  18
 Item 8.   Financial Statements and Supplementary Data ....................  18
 Item 9.   Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure ...........................................  18

PART III
 Item 10.  Directors and Executive Officers of the Registrant .............  18
 Item 11.  Executive Compensation .........................................  22
 Item 12.  Stock Ownership of Certain Beneficial Owners and Management ....  23
 Item 13.  Certain Relationships and Related Transactions .................  25

PART IV
 Item 14.  Exhibits, Financial Statement Schedules and Reports on
           Form 8-K .......................................................  25

Signatures.................................................................  28

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Some of the statements in the Annual Report on Form 10-K/A constitute forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause Irvine Sensors Corporation (the "Company") or its industries' actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. These factors include those listed under Part I "Business - Factors that May Affect Future Results."

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

     Although management believes that the expectations reflected in the forward-looking statements are reasonable, there is no guarantee regarding future results, levels of activity, performance or achievements. Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of such statements. The Company is under no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-K/A to conform such statements to actual results.

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

Equity Capital Structure. At October 1, 2000, the Company had 46,637,800 common shares issued and outstanding. Approximately 8,118,200 common shares are also reserved for issuance pursuant to existing preferred stock conversion rights, and outstanding warrants and options. The approximately 5,241,800 common shares of the Company's authorized capital structure may be insufficient to facilitate the financing of all of the Company's existing and planned commercial initiatives. There can be no assurances that the Company's stockholders will authorize an increase in the Company's authorized common shares.

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


Item 3.  Legal Proceedings

         None.


Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                     EXECUTIVE OFFICERS OF THE REGISTRANT


        Name            Age  Position
        ----            ---  --------

Robert G. Richards        73  President and Chief Executive Officer

Bernhard Baumgartner      52  Senior Vice President and General Manager -
                              Commercial Products Group

Mel R. Brashears          55  Senior Vice President and a Director

John C. Carson            62  Senior Vice President, Chief Technical Officer
                              and a Director

John J. Stuart, Jr.       61  Senior Vice President, Chief Financial Officer and
                              Treasurer


Mr. Richards has been President and Chief Executive Officer of the Company since June 2000 and a director of its iNetWorks subsidiary since October 2000. Since April 1999, Mr. Richards has also served as a member of our Scientific Advisory Board. Mr. Richards retired as President of Aerojet Electronic Systems Division in 1993. He is co-author of the book, Infrared Physics and Engineering, published by McGraw-Hill, and has a M.A. degree from the University of California at Berkeley.

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

Dr. Brashears has been Chairman and Chief Executive Officer of the Company's iNetWorks Corporation subsidiary since October 2000. He has also been a director of ISC since December 2000. From October through December 2000, he was also a Senior Vice President of Irvine Sensors, a position he resigned after becoming a director. From January 1999 to September 2000, he was self-employed. From January 1996 through December 1998, he was President and Chief Operating Officer of Lockheed Martin's $8B Space & Strategic Missiles Sector. Prior to 1996, Dr. Brashears held numerous positions in a 27-year career of increasing management responsibility with Lockheed and its successors. Dr. Brashears is a graduate of the University of Missouri with B.S., M.S. and Ph.D. degrees in engineering.

John C. Carson is a co-founder of the Company and has served as a Senior Vice President since April 1982 and as a director since the Company's inception in 1974 until January 2001. He was elected Chief Technical Officer in February 1997. Mr. Carson also serves as a director of MSI (since October 1997) and iNetWorks (since November 2000). Mr. Carson has been awarded 15 patents for smart sensors, 3D packaging and single processing architectures, including neural networks. Mr. Carson holds a B.S. in Physics from the Massachusetts Institute of Technology.

John J. Stuart joined the Company in January 1983 as its Manager of Special Projects and Communications, became the Company's Chief Financial Officer and Treasurer in July 1985, and a Vice President in June 1995. He relinquished the position of Treasurer in February 1995. Effective October 1998, Mr. Stuart re-assumed the position of Treasurer in addition to his other responsibilities. Mr. Stuart has been an Advisory Member of the Company's Board of Directors since November 1998. Mr. Stuart is also a member of the Board of Directors and is Vice President of Finance and Chief Financial Officer of Novalog (since October
1995), MSI (since October 1997), RedHawk Vision (since March 2000) and iNetWorks (since October 2000). He was also Chief Financial Officer of Silicon Film Technologies from its organization in August 1998 until May 1999. Mr. Stuart holds a B.S. in Industrial Management from the Massachusetts Institute of Technology.

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


Recent Sales of Unregistered Securities
---------------------------------------

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

The information required by Item 7 of this report is set forth on pages 2 through 4 of the Company's 2000 Annual Report to Stockholders and is incorporated by reference in this Annual Report on Form 10-K/A.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

None.


Item 8.  Financial Statements and Supplementary Data

The financial statements, together with the report thereon of Grant Thornton LLP dated November 30, 2000, appearing on pages 6 through 25 of the Company's 2000 Annual Report to Stockholders are incorporated by reference to this Annual Report on Form 10-K/A. With the exception of the aforementioned information and the information incorporated in Item 7, the 2000 Annual Report to Stockholders is not deemed to be filed as part of this Annual Report on Form 10-K/A.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                   PART III
                                   --------


Item 10.   Directors and Executive Officers of the Registrant

Nominees
--------

The Company's By-laws provide for a board of not less than six nor more than eleven directors. The By-laws, as currently in effect, provide for a board of seven directors, as of this Annual Meeting, March 7, 2001. Each director to be elected will hold office until the next annual meeting of stockholders and until his or her successor is elected and has qualified, or until such director's earlier death, resignation or removal. Unless otherwise instructed, the Proxy holders will vote the Proxies received by them FOR the Company's seven nominees named below. Proxies cannot be voted for a greater number of persons than the number of nominees named. In the event that any nominee of the Company is unable or declines to serve as a director at the time of the Annual Meeting or any postponements or adjournments thereof, the Proxies will be voted for any substitute nominee who shall be designated by the Proxy holders or Board of Directors to fill the vacancy. In the event that additional persons are nominated for election as directors, the Proxy holders intend to vote all Proxies received by them in such a manner in accordance with cumulative voting as will assure the election of as many of the nominees listed below as possible, and, in such event, the specific nominees to be voted for will be determined by the Proxy holders. Accordingly, the Company seeks discretionary authority to cumulate votes. It is not expected that any nominee will be unable or will decline to serve as director.

Required Vote
-------------

Directors are elected by a plurality of the votes present and in person or represented by proxy and entitled to vote on the proposal. The seven nominees receiving the most votes will be elected as the Board of Directors for the coming year. Votes may be cast in favor or withheld; votes that are withheld will be excluded entirely from the vote and will have no effect. A broker-non-vote will not be treated as entitled to vote on this matter.

      The Board recommends voting "FOR" the seven nominees listed below.

     The names of the Company's nominees for director, their ages as of March 7, 2001 and certain information about them, are set forth below:

  Name                                 Age           Position with Company/Principal Occupation
  ----                                 ---           ------------------------------------------

  Mel R. Brashears                      55             Director

  Marc Dumont                           57             Director

  Maurice C. ("Michael") Inman, Jr.     69             Director

  Thomas M. Kelly                       59             Director

  Robert G. Richards                    73             President, Chief Executive Officer
                                                       and Director

  Wolfgang Seidel                       58             Director

  Vincent F. Sollitto, Jr.              52             Director

Dr. Brashears has been Chairman and Chief Executive Officer of the Company's iNetWorks Corporation subsidiary since October 2000. He has also been a director of ISC since December 2000. From October through December 2000, he was also a Senior Vice President of Irvine Sensors, a position he resigned after becoming a director. From January 1999 to September 2000, he was self-employed. From January 1996 through December 1998, he was President and Chief Operating Officer of Lockheed Martin's $8B Space & Strategic Missiles Sector. Prior to 1996, Dr. Brashears held numerous positions in a 27-year career of increasing management responsibility with Lockheed and its successors. Dr. Brashears is a graduate of the University of Missouri with B. S., M. S. and Ph.D. degrees in engineering.

Mr. Dumont became a director of the Company in April 1994. Mr. Dumont has been an international consultant and investment banker for more than five years. Mr. Dumont is also on the Board of Directors of Novalog since October 1996. From January 1981 to March 1995, Mr. Dumont was President of PSA International S.A., a PSA Peugeot Citroen Group company. Mr. Dumont is a graduate of the University of Louvain, Belgium with degrees in Electrical Engineering and Applied Economics and holds an MBA from the University of Chicago.

Mr. Inman has been a director of the Company since January 2001. He is the principal of Inman and Associates, P.C., a law firm specializing in international labor matters. From 1996 through 1998, Mr. Inman was Chairman of Inman, Steinberg, Nye & Stone. P.C., a law firm, and from 1987 to 1996, he was Senior Partner of Inman, Weisz & Steinberg, also a law firm. From 1981 to 1986, Mr. Inman was General Counsel and Chief Legal Officer of the U.S. Immigration and Naturalization Service, in which capacity he represented the U.S. Government in various international matters. Mr. Inman has a B.S. degree in Finance from the University of California at Los Angeles and an L.L.B. (J.D.) from Harvard Law School.

Dr. Kelly became a director of the Company in October 2000 and has been a director of its Silicon Film subsidiary since its organization in August 1998. From 1968 until his retirement in early 1998, Dr. Kelly held positions of increasing responsibility with Eastman Kodak Company. Most recently, he served as Director of Kodak's Digital Products Center, General Manager of all Digital Capture Products, and General Manager of Digital Camera Products. Dr. Kelly led the development of Kodak's initial digital cameras and worked closely with Apple Computer on the launch of the first consumer digital camera. Dr. Kelly holds a Ph.D. in Physics from Wayne State University and a B.S. in Physics from LeMoyne College.

Mr. Richards has been President and Chief Executive Officer of the Company since June 2000, a director since January 2001 and a director of the Company's iNetWorks subsidiary since October 2000. Since April 1999, Mr. Richards has also served as a member of the Company's Scientific Advisory Board. Mr. Richards retired as President of Aerojet Electronic Systems Division in 1993. He is co-author of the book, "Infrared Physics and Engineering", published by McGraw-Hill, and has an M.A. degree from the University of California at Berkeley.

Mr. Seidel has been a director of the Company since June 1999. He is principal of a management consulting firm specializing in mergers and acquisitions, Seidel and Partner, located in Munich, Germany. He has held this position since 1992. Prior to this time, Mr. Seidel was a principal in the acquisition, management and sale of German companies. Mr. Seidel holds a masters degree (Dipl. Ing) in Mechanical and Aircraft Engineering from Munich Technical University.

Mr. Sollitto has been a director of the Company since October 1997. He is the Chief Executive Officer of Photon Dynamics, Inc., a position he has held since June 1996. Photon Dynamics is a provider of yield management solutions to the flat panel display industry. Prior to joining Photon Dynamics, Mr. Sollitto was with Fujitsu Microelectronics, Inc. from September 1993 to February 1996 as General Manager of its Business Unit Operations. Mr. Sollitto is also a director of Photon Dynamics, as well as Ultratech Stepper, Inc., a manufacturer of photolithographic equipment for the semiconductor industry, and Applied Films Corporation, a provider of thin film-coated glass and film coating equipment for the flat panel display industry. A graduate of Tufts College, Mr. Sollitto holds a B.S. degree in Electrical Engineering.

Directors and officers are elected on an annual basis. The term of each director expires at the Company's next annual meeting of stockholders or at such time as his or her successor is duly elected and qualified. Officers serve at the discretion of the Board of Directors.

There are no family relationships between any director, executive officer or other key personnel and any other director, executive officer or other key personnel of the Company.

Possible Stockholder Nominations
--------------------------------

   In connection with this Annual Meeting, the Company timely received from two stockholders notice of two additional nominations for minority representation on the board of directors that may be made at the Annual Meeting. The Board of Directors, in selecting this year's management slate, decided to establish a smaller Board consisting of seven members, each of which had extensive industrial, government or financial contacts useful to the Company's business plan, thereby leaving room for later expansion of the Board in the event that future key strategic or financial partners seek Board representation. Accordingly, the Board declined to include on management's slate either of these suggested stockholder nominations, and the Company is not soliciting proxies with respect to these nominations. In order to permit the Company's stockholders to consider those additional possible nominations, the nominating stockholders or their designated representatives must appear at the Annual Meeting and formally nominate the individuals set forth in their respective notices. As of the date of this 10-K/A, management has no definitive information concerning the final intentions of the noticing stockholders and in particular whether they intend to solicit proxies in accordance with the rules and regulations of the SEC. Management strongly believes that the election of stockholder nominees to the Board could hinder the Board's effectiveness by impacting its collegiality and causing loss of industrial, governmental and financial contacts represented by any management nominees displaced by stockholder nominees. Moreover, no management nominees have consented to serve with non-management nominees, if elected, and may decide that it is not in their respective best interests to serve on a board with one or more stockholder-nominated members due to potential liability and other concerns.

   Management's designated Proxies will not vote in favor of any of the non-management nominees, if any stand for election at the Annual Meeting, and urge all stockholders to vote FOR the Company's seven nominees listed above.

Compensation of Directors
-------------------------

   Directors who are employees of the Company are not separately compensated for their services as directors or as members of committees of the Board of Directors. During fiscal 2000, directors who were not employees of the Company received $2,000 for each board meeting attended, $500 for each Audit or Compensation Committee meeting attended and were reimbursed for reasonable travel and other expenses.

Board Meetings and Committees
-----------------------------

   The Board of Directors held a total of seven meetings during the fiscal year ended October 1, 2000 and took action by unanimous written consent on 11 occasions. No director attended fewer than 75% of the meetings of the Board of Directors or committees of which he or she was a member during the fiscal year ended October 1, 2000.

   The Audit Committee of the Board of Directors met twice during the fiscal year ended October 1, 2000. This Committee reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including the selection of our accountants, the scope of the annual audits, fees to be paid to our accountants, the performance of our accountants and our accounting practices. During fiscal 2000, neither the Board of Directors nor the Company's independent certified public accountants raised any issues with respect to matters that required formal review. The current members of the Audit Committee are Messrs. Alexiou, Kelly and Sollitto. A new board member will be appointed to replace Mr. Alexiou on the Audit Committee upon his retirement from the Board as of the Annual Meeting.

   The Compensation Committee of the Board of Directors met three times during the fiscal year ended October 1, 2000. This Committee makes recommendations to the Board of Directors as to the salaries of officers, administers the Company's executive bonus programs and recommends to the Board the award of stock options to key employees, officers and directors. The current members of the Compensation Committee are General Frank Ragano and Messrs. Alexiou, Dumont and Seidel. General Ragano and Mr. Alexiou are both retiring from the Board as of the Annual Meeting, and at least one new member will be appointed to the Compensation Committee following the election of the new Board at the Annual Meeting.

The Company had a temporary nominating committee consisting of Messrs. Kelly, Seidel and Sollitto to review and make recommendations to the Board for management nominees for election to the Board at the Annual Meeting. The Company does not have a permanent nominating committee or any committee permanently performing the functions of a nominating committee.

Executive Officers
------------------

The names of the Company's current executive officers who are not also directors of the Company and certain information about each of them are set forth below:

Bernhard Baumgartner, age 52, has been Senior Vice President and General
Manager of the Company's Commercial Products Group and a director of its Novalog, MSI and Silicon Film subsidiaries since December 2000. From February 1998 through November 2000, he was President and CEO of Krones Inc., the U.S. subsidiary of a German company specializing in industrial control systems and hardware. From April 1994 to January 1998, he was CEO of Kettner, O+H, a German supplier in the same industry. Mr. Baumgartner has an MBA from International Institute for Management Development, Switzerland, an International Senior Management Program Certificate from Harvard Business School and an M.S. in Civil Engineering from the University of Graz, Austria.

John C. Carson, age 62, is a co-founder of the Company and has served as a Senior Vice President since April 1982 and as a director since the Company's inception in 1974 until January 2001. He was elected Chief Technical Officer in February 1997. Mr. Carson also serves as a director of MSI (since October 1997) and iNetWorks (since November 2000). Mr. Carson has been awarded 15 patents for smart sensors, 3D packaging and single processing architectures, including neural networks. Mr. Carson holds a B S. in Physics from the Massachusetts Institute of Technology.

John J. Stuart, age 61, joined the Company in January 1983 as its Manager of Special Projects and Communications, became the Company's Chief Financial Officer and Treasurer in July 1985, and a Vice President in June 1995. He relinquished the position of Treasurer in February 1995. Effective October 1998, Mr. Stuart re-assumed the position of Treasurer in addition to his other responsibilities. Mr. Stuart has been an Advisory Member of the Company's Board of Directors since November 1998. Mr. Stuart is also a member of the Board of Directors and is Vice President of Finance and Chief Financial Officer of Novalog (since October 1995), MSI (since October 1997), RedHawk Vision (since March 2000) and iNetWorks (since October 2000). He was also Chief Financial Officer of Silicon Film Technologies from its organization in August 1998 until May 1999. Mr. Stuart holds a B.S. in Industrial Management from the Massachusetts Institute of Technology.


Item 11.  Executive Compensation

Compensation of Executive Officers
----------------------------------

For fiscal years ended October 1, 2000, October 3, 1999 and September 27, 1998, the compensation awarded or paid to, or earned by the two people who served as the Company's Chief Executive Officer during the fiscal year ended October 1, 2000, and each of the three other executive officers of the Company whose annual salary and bonus exceeded $100,000 in fiscal 2000 (the "Named Executive Officers") is shown in the following table:

                          Summary Compensation Table

                                                                     Long Term Compensation
                                       Annual Compensation               Payouts
                                    ------------------------------   --------------
                                                             Other
                                                            Annual
Name and                                                    Compen-               Options/        All Other
Principal                   Fiscal                          sation                    SARs          Compen-
Position(s)                   Year   Salary($)  Bonus($)    ($)(1)                     (#)    sation ($)(2)
-----------                  ----    --------   -------      -----                ---------  -------------

Robert G. Richards           2000      53,870         -        -                     3,000                -
President and Chief
Executive Officer(3)

James D. Evert               2000     235,755    26,884      5,465                       -           13,952
President and Chief          1999     200,000    47,760      3,030                       -           18,390
Executive Officer (4)        1998     200,000    57,700      1,400                 200,000           15,970

John C. Carson               2000     151,528     9,680      2,600                  15,000           23,150
Senior Vice President        1999     151,528     7,170      4,730                  30,000           18,390
Chief Technical Officer      1998     146,500    14,170      3,230                  50,000           25,120

John J. Stuart, Jr.          2000     135,100    15,230        600                  15,000           20,689
Senior Vice President,       1999     135,100    16,770      4,910                  30,000           18,330
Chief Financial Officer      1998     120,000    15,520      7,550                  50,000           12,660

_________________
(1) As permitted by the rules promulgated by the SEC, no amounts are shown for "perquisites," where such amounts for the Named Executive Officers do not exceed the lesser of 10% of the sum of such executive bonus salary or $50,000.
(2) Amounts in this column represent the value of shares contributed to the named individual's account in the Employee Stock Bonus Plan. See "Employee Stock Bonus Plan".
(3)   Mr. Richards became employed by the Company in June 2000.
(4) Includes $220,369 paid to Mr. Evert in his capacity as President and Chief Executive Officer of the Company through June 2000, at which time he resigned to assume the positions of President and Chief Executive Officer of RedHawk Vision, Inc., a consolidated subsidiary of the Company. The balance of his fiscal 2000 compensation, $15,386, was earned by Mr. Evert in his capacity as President and Chief Executive Officer of RedHawk Vision, Inc. Information is provided as to all of Mr. Evert's compensation for the full fiscal year pursuant to Item 402(a)(4) of Regulation S-K.

Employment Agreements
---------------------

The Company has no employment agreements with any Named Executive Officer.



Item 12.  Stock Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners and Management
--------------------------------------------------------------

The following table sets forth, as of December 31, 2000, certain information with respect to shares beneficially owned by (i) each person who is known by the Company to be the beneficial owner of more than 5% of the Company's outstanding classes of voting securities, (ii) each directors and director nominee, (iii) the executive officers named in the Summary Compensation Table and (iv) all current directors and executive officers as a group. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided; in computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person's actual voting power at any particular date. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock. To the Company's knowledge, the entities named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

                   Amount and Nature of Beneficial Ownership

                                       Sole Voting    Shared Voting                Percent
                          Title of    or Investment   or Investment    Aggregate      of
Name                        Class         Power          Power(1)       Amount     Class(2)
----                        -----       ---------     --------------  ---------  ----------

James Alexiou (3)         Common       713,376(4)      2,022,160(5)  2,735,536     5.81%
3001 Redhill Ave.         Preferred          -             6,597         6,597   100.00%
Costa Mesa, California

Bernhard Baumgartner      Common             -                 -             -        -

Mel R. Brashears          Common        75,000                 -        75,000        *

John C. Carson (3)(6)     Common       485,623(7)      2,022,160(5)  2,507,783     5.33%
3001 Redhill Ave.         Preferred          -             6,597         6,597   100.00%
Costa Mesa, California

Joanne S. Carson (3)(6)   Common       161,359(8)              -       161,359        *

Marc Dumont               Common       101,184(9)              -       101,184        *

James D. Evert            Common      322,222(10)              -       322,222        *

Maurice C. Inman          Common       10,000                  -        10,000        -

Thomas M. Kelly           Common            -                  -             -        -

Frank P. Ragano (3)       Common       74,550(11)              -        74,550        *

Robert G. Richards        Common       27,200(12)              -        27,200        *

Wolfgang Seidel           Common      222,833(13)              -       222,833        *

Vincent F. Sollitto, Jr.  Common       44,000(11)              -        44,000        *

John J. Stuart, Jr.       Common       315,812(7)      2,022,160(5)  2,337,972     4.97%
3001 Redhill Ave.,        Preferred         -              6,597         6,597   100.00%
Costa Mesa, California

All directors and
executive officers        Common    2,230,937(14)     2,022,160(5)   4,253,097     8.97%
as a group (13 persons)   Preferred         -             6,597          6,597   100.00%

___________________________
*     Less than 1%.

(1) Such shares of Common and Series B and Series C Preferred Stock are held by the Company's Stock Bonus Plan; the named individual shares the power to vote and dispose of such shares.
(2) Percentages have been calculated based upon the number of outstanding shares on December 31, 2000 plus Common Stock deemed outstanding at such date pursuant to Rule 13d-3(d)(1) under the Securities Exchange Act of 1934.
(3)  Retiring as a director as of the Annual Meeting.
(4) Includes 43,334 shares issuable upon exercise of currently exercisable common stock options.
(5) Includes 1,692,310 shares of Common Stock and 329,850 shares issuable upon conversion of Series B and Series C Preferred Stock, all of which are held by the Company's Stock Bonus Plan, by virtue of the named individual's shared power to vote and dispose of such shares.
(6) The amounts and percentages for each of John C. Carson and Joanne S. Carson, who are husband and wife, exclude amounts held by the other spouse as separate property.
(7) Includes 60,334 shares issuable upon exercise of currently exercisable common stock options.
(8) Includes 18,334 shares issuable upon exercise of currently exercisable common stock options.
(9) Includes 55,684 shares issuable upon exercise of currently exercisable common stock options and warrants.
(10) Includes 147,000 shares issuable upon exercise of currently exercisable common stock options.
(11) Includes 40,000 shares issuable upon exercise of currently exercisable common stock options.
(12) Includes 20,000 shares issuable upon exercise of currently exercisable common stock options.
(13) Includes 8,333 shares issuable upon exercise of currently exercisable common stock options.
(14) Includes 369,987 shares issuable upon exercise of currently exercisable common stock options and warrants, which represents the sum of all such shares issuable upon exercise of currently exercisable options and warrants held by all executive officers and directors as a group. Four current directors are retiring from the Board as of the Annual Meeting, although one individual will remain as an executive officer. Excluding the securities beneficially owned by retiring directors who will not remain as executive officers, the aggregate securities ownership of all executive officers and directors as a group is 1,281,652 shares.


Item 13.  Certain Relationships and Related Transactions


Certain Transactions
--------------------

In April 1980, the Company entered into an agreement with R & D Leasing Ltd. ("RDL"), a limited partnership in which the Company's Chairman of the Board and a Senior Vice-President are general partners with beneficial interests, to develop certain processes and technology related to chip stacking. The Company has exclusively licensed this technology from RDL. The Company's exclusive rights to the technology extend to all uses, both government and commercial. Since entering into the licensing agreement, the Company had accrued royalty obligations to RDL at the rate of 3.5 percent of all Company sales of chip stacks using the licensed technology. In October 1989, RDL agreed to defer its royalty claims and subordinate them with respect to all other creditors in exchange for options to purchase up to 1,000,000 shares of the Company's Common Stock at $1 per share, which were exercisable by applying the deferred royalties to the purchase. As of March 15, 2000, the Company entered into an Agreement and Plan of Reorganization to acquire substantially all of the assets of Research & Development Leasing, Inc. ("RDL") solely in exchange for 1,000,000 shares of voting common stock of the Company. Prior to March 15, 2000, the Company had been accruing obligations to RDL for a license to exclusive rights to certain processes and technology related to chip stacking. By consummating the Agreement and Plan of Reorganization to acquire RDL's assets, including its patents and technology, the Company has settled $1,000,000 of accrued royalty obligations and terminated its obligation for any further licensing payments to RDL. The Company's Chairman of the Board and a Senior Vice President were the sole shareholders of RDL prior to the Company's acquisition of RDL's assets.


During fiscal 1998, the Company entered into a sale and licensing of intellectual property rights agreement covering the Company's Electronic Film System(TM) ("EFS(TM)") to Advanced Technology Products, LLC ("ATPL"). The Company's Senior Vice President and Chief Technical Officer, John C. Carson, serves as Managing Member of ATPL. The Company was the successor to the licensed rights and future royalty obligations under this agreement until September 1998, when the Company granted Silicon Film a license to use the technology and intellectual property rights of the Company that are necessary to Silicon Film's business. Silicon Film has agreed to prospectively grant, upon the Company's request, a license to the Company to access Silicon Film's technology and intellectual property rights when necessary for the Company to participate in government contracts. In September 1998, another agreement was consummated with ATPL under which the future royalty obligation was reduced in consideration for the issuance of 1,222,125 shares of Silicon Film common stock. No value was recorded by Silicon Film as a result of this transaction due to the uncertainty related to valuing either the consideration given or received in this exchange.

                                    PART IV
                                    -------

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this Report:

 1. Financial Statements

                                                                                Pages in
                                                                              Annual Report*
                                                                              --------------
    Consolidated Balance Sheets                                                        9
     Consolidated Statements of Operations                                            10
     Consolidated Statements of Shareholders' Equity (Deficit)                        11
     Consolidated Statements of Cash Flows                                            12
     Notes to Consolidated Financial Statements                                    13-27
     Report of Independent Certified Public Accountants                               28


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

 3. Exhibits - The following is a list of the exhibits encompassed in this report:

Exhibit
Number     Exhibit Description
------     -------------------
3.1        Certificate of Incorporation of the Registrant, as amended and currently in effect (1)
3.2        Certificate of Designation of Preferences of Series D Convertible Preferred Stock (2)
3.3        By-laws, as amended to date (3)
4.1        Specimen Common Stock certificate (1)
10.1.1     Employee Stock Bonus Plan and Trust Agreement dated June 29, 1982 effective December 31,1982 (4)
10.1.2     Amendment to Employee Stock Bonus Plan and Trust Agreement dated December 14, 1982 (5)
10.1.3     Amendment to Employee Stock Bonus Plan and Trust Agreement dated September 25, 1990 (1)
10.1.4     Master Trust Agreement for Employee Deferred Benefit Plans dated August 22, 1990 (6)
10.1.5     Amendment to Employee Stock Bonus Plan and Trust Agreement dated October 4, 1993 (7)
10.2       1991 Stock Option Plan (8)
10.3       1995 Stock Option Plan (9)
10.4       1999 Stock Option Plan (10)
10.5       Government Contract DASG60-00-C-0016 dated January 24, 2000 (12)
10.6       Government Contract N39998-97-C-5201 as modified March 9, 2000 (12)
10.7       Government Contract USZA22-00-C-0013 dated August 14, 2000 (12)
10.8       Government Contract N39998-00-C-08118 dated August 31, 2000 (12)
10.9       Form of Indemnification Agreement between the Registrant and its directors and officers
10.10      Lease Agreement for premises at 3001 Redhill Avenue, Costa Mesa, California, dated August 1, 1994 (11)
10.11      Amendments to Lease Agreement for premises at 3001 Redhill Avenue, Bldg. III, Costa Mesa, California (12)
10.12      Lease Agreement and Amendments for premises at 3001 Redhill Avenue, Bldg. IV, Costa Mesa, California (12)
10.13      Amendments to Lease Agreement for premises at 3001 Redhill Avenue, Bldg. V, Costa Mesa, California (12)
13.1       Portions of Registrant's Annual Report to Stockholders for the fiscal year ended October 1, 2000
21.1       Subsidiaries of the Registrant (12)
23.1       Consent of Grant Thornton LLP, Independent Certified Public Accountants
27         Financial Data Schedule (12)

____________
(1) Incorporated by reference to Part IV of Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 1991.
(2) (Incorporated by reference to the Registrant's Registration Statement on Form S-1 filed with the Commission on October 4, 1999 (Registration Number 333-88385).
(3) Incorporated by reference to Part IV of Registrant's Annual Report on Form 10-K/A for the fiscal year ended September 28,

     1996.
(4) Incorporated by reference to Part II of Pre-effective Amendment No. 3 to the S-18 Registration Statement filed with the Commission's Los Angeles Regional Office on May 27, 1982.
(5) Incorporated by reference to Part II of Registrant's Registration Statement on Form S-1 filed with the Commission on March 23, 1983 (Registration No. 2-82596) (the "S-1 Registration Statement").
(6) Incorporated by reference to Part II of Pre-effective Amendment No. 3 to the Form S-2 filed with the Commission on March 3, 1987 (Registration No. 33-10134).
(7) Incorporated by reference to Part IV of Registrant's Annual Report on Form 10-K/A for the fiscal year ended October 1, 1995.
(8) Incorporated by reference to Part II of Pre-effective Amendment No. 2 to the Form S-2 filed with the Commission on July 9, 1992 (Registration No. 33-47977).
(9) Incorporated by reference to Registrant's Registration Statement on Form S-8 (File No. 333-72201), filed February 11, 1999.
(10) Incorporated by reference to Registrant's Registration Statement on Form S-8 (File No. 333-94071), filed January 4, 2000.
(11) Incorporated by reference to Part IV of Registrant's Annual Report on Form 10-K for the fiscal year ended October 2, 1994.
(12) Previously filed.

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
                                                   Date: January 29, 2001



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
John C.Carson, Director                            Vincent F. Sollitto, Jr.,
Date: December 29, 2000                            Director
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
Marc Dumont, Director                              Wolfgang Seidel, Director
Date: December 29, 2000                            Date: December 29, 2000

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
              --------------------------------------------------
                        ON FINANCIAL STATEMENT SCHEDULE
                        -------------------------------



To the Board of Directors of
Irvine Sensors Corporation


Our audits of the consolidated financial statements referred to in our report dated November 30, 2000 appearing on page 28 of the 2000 Annual Report to Shareholders of Irvine Sensors Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K/A) also included an audit of the Financial Statement Schedule listed in
Item 14(a) of this Form 10-K/A. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

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
