Form 10-Q
period 2000-12-31
IRVINE SENSORS CORP/DE/
filed 2001-02-13
CIK 357108

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

 [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 2000

                                        OR

 [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

              For the Transition period from __________ to _________

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

                             Yes [X]        No [_]

As of December 31, 2000 there were 46,646,100 shares of Common Stock outstanding.

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

                          IRVINE SENSORS CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                                    December 31,              October 1,
                                                                                           2000                    2000
                                                                                    --------------------------------------
                                                                                     (Unaudited)
Assets
Current Assets:
  Cash and cash equivalents                                                           $  4,226,500            $  8,785,700
  Marketable securities                                                                    150,300               1,230,900
  Accounts receivable, net of allowances of
   $126,600 and $126,400, respectively                                                   1,951,800               2,323,000
  Inventory                                                                              3,266,900               1,577,600
  Other current assets                                                                     304,700                 212,600
                                                                                    --------------------------------------
    Total current assets                                                                 9,900,200              14,129,800
Equipment, furniture and fixtures, net                                                   5,969,300               4,856,800
Goodwill                                                                                   154,300                 157,300
Capitalized software development costs                                                     639,500                 578,200
Other assets                                                                               723,150                 585,050
                                                                                    --------------------------------------
                                                                                      $ 17,386,450            $ 20,307,150
                                                                                    ======================================
Liabilities and Shareholders' Equity
Current Liabilities:
  Accounts payable                                                                    $  3,913,200            $  2,118,300
  Accrued expenses                                                                       1,713,700               1,318,000
  Accrued loss on contracts                                                                526,800                 582,700
  Accrued dividends                                                                        417,800                 300,400
  Capital lease obligations - current portion                                              356,600                 364,000
                                                                                    --------------------------------------
    Total current liabilities                                                            6,928,100               4,683,400
Capital lease obligations                                                                  150,700                 224,700
Minority interest in consolidated subsidiaries                                           8,032,400               7,812,500
                                                                                    --------------------------------------
    Total liabilities                                                                   15,111,200              12,720,600
                                                                                    --------------------------------------
Shareholders' Equity:
  Preferred stock, $0.01 par value, 500,000 shares authorized; Series B
  Convertible Cumulative Preferred, 4,300 and 4,300 shares outstanding;
   aggregate liquidation preference of $64,500                                                  25                      25
  Series C Convertible Cumulative Preferred, 2,300 and 2,300 shares
   outstanding; aggregate liquidation preference of $33,000                                     25                      25
  Common stock, $0.01 par value, 60,000,000 shares authorized; 46,646,100
  and 46,637,800 shares issued and outstanding                                             466,500                 466,400
  Common stock warrants and unit warrants; 4,001,800 and 3,552,300 outstanding                  --                      --
  Paid-in capital                                                                       85,852,700              85,097,100
  Accumulated deficit                                                                  (84,044,000)            (77,977,000)
                                                                                    --------------------------------------
    Total shareholders' equity                                                           2,275,250               7,586,550
                                                                                    --------------------------------------
                                                                                      $ 17,386,450            $ 20,307,150
                                                                                    ======================================

    See Accompanying Condensed Notes to Consolidated Financial Statements.

                          IRVINE SENSORS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                        13 Weeks Ended
                                             ---------------------------------
                                                December 31,         January 2,
                                                       2000               2000
                                             --------------      -------------
Revenues :
  Product sales                                 $ 1,243,000        $ 2,416,200
  Contract research & development                   700,000            866,900
                                                -----------        -----------
Total revenues                                    1,943,000          3,283,100
                                                -----------        -----------
Cost and expenses:
  Cost of product sales                           1,038,000          1,902,000
  Cost of contract revenues                         508,200            681,500
  General and administrative                      3,688,400          2,202,900
  Research and development                        3,195,800          1,168,700
                                                -----------        -----------
                                                  8,430,400          5,955,100
                                                -----------        -----------
Loss from operations                             (6,487,400)        (2,672,000)
  Interest expense                                  (39,000)           (44,600)
  Interest income                                   103,300              1,900
                                                -----------        -----------
Loss before minority interest
 and provision for income taxes                  (6,423,100)        (2,714,700)
Minority interest in loss of subsidiaries           360,100            216,600
Provision for income taxes                           (4,000)                --
                                                -----------        -----------
Net loss                                        $(6,067,000)       $(2,498,100)
                                                ===========        ===========
Basic and diluted loss per share                $     (0.13)       $     (0.07)
                                                ===========        ===========
Weighted average number
  of shares outstanding                          46,641,000         35,947,100
                                                ===========        ===========

     See Accompanying Condensed Notes to Consolidated Financial Statements.

                           IRVINE SENSORS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                               13 Weeks Ended
                               -----------------------------------------------
                                  December 31, 2000        January 2, 2000
                               -----------------------  ----------------------
Cash flows from operating
 activities:
Net loss                                   $(6,067,000)            $(2,498,100)
Adjustments to reconcile net
 loss to net cash used in
 operating activities:
Depreciation and amortization  $  353,400               $ 246,700
Non-cash incentive common
 stock warrants issued            865,000                      --
Realized gain on marketable
 securities                       (19,400)                     --
Non-cash employee retirement
 plan contribution                241,500                      --
Minority interest in net loss
 of subsidiaries                 (360,100)               (216,600)
Subsidiary stock issued to
 pay operating expenses             5,000                      --
(Increase) decrease in
 accounts receivable              406,200                (254,300)
Increase in inventory          (1,689,300)               (356,300)
(Increase) decrease in other
 current assets                   (92,100)                175,600
Increase in other assets          (23,300)               (351,700)
Increase in accounts payable
 and accrued expenses           1,949,100                 734,700
Decrease in accrued loss on
 contracts                        (55,900)                     --
Increase in deferred revenues          --                  59,300
                               ----------               ---------
Total adjustments                            1,580,100                  37,400
                                           -----------             -----------
Net cash used in operating
 activities                                 (4,486,900)             (2,460,700)

Cash flows from investing
 activities:
Proceeds from sales of
 marketable securities          1,250,000                      --
Purchase of marketable
 securities                      (150,000)                     --
Capital facilities and
 equipment expenditures        (1,404,200)               (384,700)
Capitalized software             (109,500)                     --
Acquisition of intangible
 assets                          (125,200)                (87,200)
                               ----------               ---------
Net cash used in investing
 activities                                   (538,900)               (471,900)
Cash flows from financing
 activities:
Sale of minority interest in
 subsidiary                       540,000                 852,800
Proceeds from issuance of
 common and preferred stock
 and common stock warrants             --                 600,000
Proceeds from options &
 warrants exercised                 8,100                 383,600
Proceeds from Series D Units
 exercised                             --                 209,000
Proceeds from common stock
 subscribed                            --               1,178,900
Proceeds from contingent
 liability on common stock
 subscribed                            --               2,120,900
Proceeds from bridge loan &
 credit line                           --                 665,000
Principal payments of notes
 payable and capital leases       (81,500)                (73,700)
                               ----------               ---------
Net cash provided by
 financing activities                          466,600               5,936,500
                                           -----------             -----------
Net increase (decrease) in
 cash and cash equivalents                  (4,559,200)              3,003,900
Cash and cash equivalents at
 beginning of period                         8,785,700                 981,100
                                           -----------             -----------
Cash and cash equivalents at
 end of period                             $ 4,226,500             $ 3,985,000
                                           ===========             ===========
Noncash investing and
 financing activities:
Accrued dividends on Series C
 preferred stock of
 subsidiary                                $   117,400             $        --
Subsidiary stock sold on a
 subscription basis                        $    35,000             $        --
Stock sold on a subscription
 basis                                     $        --             $   320,900

     See Accompanying Condensed Notes to Consolidated Financial Statements.

                          IRVINE SENSORS CORPORATION
             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General

   The information contained in the following Condensed Notes to Consolidated Financial Statements is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the 2000 Annual Report to Shareholders of Irvine Sensors Corporation (the "Company"). It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

   The consolidated financial information as of December 31, 2000 and January 2, 2000 included herein is unaudited but includes all normal recurring adjustments which, in the opinion of management of the Company, are necessary to present fairly the consolidated financial position of the Company at December 31, 2000, the results of its operations for the 13 week periods ended December 31, 2000 and January 2, 2000, and its cash flows for the 13-week periods ended December 31, 2000 and January 2, 2000.

   The consolidated financial statements include the accounts of Irvine Sensors Corporation ("ISC") and its subsidiaries, Novalog, Inc. ("Novalog"), MicroSensors, Inc. ("MSI"), Silicon Film Technologies, Inc. ("Silicon Film"), RedHawk Vision, Inc. ("RedHawk"), iNetWorks Corporation ("iNetWorks"), 3D Microelectronics, Inc. and 3D Microsystems, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.


Note 2 - Issuance of Common Stock

   During the first quarter of fiscal 2001, holders of 2,900 common stock options exercised their options to purchase common stock of the Company by canceling their other options to purchase 7,100 shares of common stock of the Company valued at $14,400.


Note 3 - Common Stock Warrants

   During the first quarter, the Company granted warrants to purchase 500,000 shares of the Company's common stock at an exercise price of $2.11 per share to non-employees as incentives. The value of the warrants of $865,000 was calculated using the Black-Scholes valuation model, and was recorded as an expense.

   Warrants to purchase 5,500 shares of the Company's common stock were exercised during the first quarter of fiscal 2001 and generated net proceeds of $8,000. Warrants to purchase 45,000 shares of the Company's common stock expired during the first quarter of fiscal 2001.


Note 4 - Stock Option Plans and Employee Retirement Plan

   In October 2000, the Board of directors adopted a new plan, "The 2000 Non-qualified Option Plan." Under the 2000 Plan, options to purchase an aggregate of 1,500,000 shares of common stock may be granted to attract and retain new directors and employees. Terms of the 2000 Plan are similar to the 1999 Plan with the exception that only non-statutory options may be issued under the 2000 Plan.

   In October 2000, the Board of Directors authorized a contribution to the Employee Stock Bonus Plan ("ESB Plan") in the amount of $206,000, which represented a contribution for the fourth quarter of fiscal year 2000. The Company accrued an additional liability of $241,500, which represents the proposed contribution for the first quarter of fiscal 2001. The contribution for the first quarter of fiscal year 2001 had not yet been approved by the Board. As of

December 31, 2000 the Company had not issued common stock to the ESB Plan to satisfy these two contributions, and a liability of $447,500 remains on the balance sheet.

Note 5 - Minority Interest in Subsidiaries

   During the first quarter of fiscal 2001, RedHawk sold 1,650,000 shares of its common stock to third parties. The net proceeds of $575,000 from this transaction are reflected in the consolidated cash position of the Company and resulted in a corresponding increase in minority interest in consolidated subsidiaries, $35,000 of which was recorded as a subscription receivable.


Note 6 - Marketable Securities and Cash Equivalents

   The Company's marketable securities consist of investments in short-term, government-backed securities, and commercial paper. The Company determines proper classification of investments at the time of purchase and re-evaluates such designations at each balance sheet date. All marketable securities are classified as held-to-maturity, and are stated at amortized cost. Unrealized gains are included in interest income in the Statements of Operations. Total unrealized gains were approximately $300 for the quarter ended December 31, 2000.

   For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Note 7 - Inventories

      Inventories consist of the following:

                           December 31,   October 1,
                                  2000         2000
                           -----------   ----------
     Raw materials          $2,383,800   $1,088,000
     Work in process           822,100      446,100
     Finished goods             61,000       43,500
                            ----------   ----------
          Total             $3,266,900   $1,577,600
                            ==========   ==========

Note 8 - Software Development Costs and Purchased Software

   Software development and purchased software costs are capitalized when technological feasibility and marketability of the related product have been established. The Company amortizes capitalized software costs when the product is available for general release to customers. Annual amortization expense is calculated using the straight-line method over the estimated useful life of the product, not to exceed five years. The Company evaluates the carrying value of unamortized capitalized software costs at each balance sheet date to determine whether any net realizable value adjustments are required.

Note 9 - Subsequent Event

   In January 2001, the Company sold 247,500 common stock subscription units. Each unit consists of three unregistered shares of common stock of the Company, plus a warrant to purchase one share of common stock of Silicon Film Technologies, Inc. from Irvine Sensors at an exercise price of $4 per share. The Company received approximately $1.3 million in net proceeds from this transaction.

Note 10 - Reportable Segments

   The Company has the following five reportable segments as of December 31, 2000: Advanced Technology Division (ATD), Novalog, MSI, Silicon Film and Corporate Headquarters. ATD derives most of its revenues from research and
development contracts funded primarily by governmental agencies.    Novalog
designs, develops and sells proprietary integrated circuits ("ICs") and related products for use in wireless infrared communication. MSI develops and sells proprietary micromachined sensors and related electronics. Silicon Film designs and develops proprietary electronic films systems and other digital imaging products and services. Corporate Headquarters provides accounting, inventory control and management consulting services to the consolidated subsidiaries. Corporate revenue consists of charges to the subsidiaries for these services, and corporate assets consist of loans to subsidiaries and goodwill for reacquisition of subsidiary stock.

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

The following information about the five segments is for the 13-week period ended December 31, 2000.

                                                                          Silicon       Corporate
                                     ATD        Novalog        MSI          Film      Headquarters      Other        Totals
                                 ------------ ------------ ------------ ------------  -------------  -----------  -------------
Revenues from external
 customers                       $   700,000   $1,103,500  $     7,100  $         -    $         -   $  132,400   $  1,943,000
Intersegment revenue                       -            -            -            -        579,900            -        579,900
Interest income                            -       10,900            -        1,600         87,800        3,000        103,300
Interest expense                      15,200            -        2,200        6,500         13,100        2,000         39,000
Depreciation                         181,300       15,400       41,400       47,300          3,000       65,000        353,400
Segment operating profit (loss)   (1,540,900)    (149,500)  (1,026,200)  (1,598,600)    (1,417,200)    (755,000)    (6,487,400)
Segment assets                     7,650,900    2,412,300      705,900    4,942,600     24,049,000    1,520,550     41,281,250
Expenditures for segment assets      969,800        7,300       22,400      218,600        283,500      137,300      1,638,900

Reconciliation to Consolidated
 Amounts

Revenues
Total revenues for reportable                                                                                    $   2,522,900
 segments
Elimination of intersegment
 revenues                                                                                                            (579,900)
                                                                                                                 ------------
      Total consolidated
       revenues                                                                                                  $  1,943,000
                                                                                                                 ============
Assets
Total assets for reportable
  segments                                                                                                         41,281,250
Elimination of intersegment
 assets                                                                                                           (23,894,800)
                                                                                                                 ------------
      Total consolidated assets                                                                                  $ 17,386,450
                                                                                                                 ============

The following information about the five segments is for the 13-week period ended January 2, 2000.

                                                                           Silicon       Corporate
                                      ATD        Novalog        MSI          Film      Headquarters      Other         Totals
                                  -----------  -----------   ----------  ------------  -------------   ----------   -------------
Revenues from external            $  866,900    $2,343,000   $  42,100   $         -    $         -    $  31,100    $  3,283,100
 customers
Intersegment revenue                       -             -           -             -        670,800            -         670,800
Interest income                            -           100           -             -          1,800            -           1,900
Interest expense                           -           100       1,900         5,200         36,600          800          44,600
Depreciation                         167,400        23,100      23,000        29,400              -        3,800         246,700
Segment operating profit (loss)     (628,600)      129,100    (595,000)   (1,190,500)      (179,700)    (207,300)     (2,672,000)
Segment assets                     8,461,200     2,638,600     401,700     2,461,500     13,705,100      112,450      27,780,550
Expenditures for segment assets       57,400        12,300       4,600       397,600              -            -         471,900

Reconciliation to Consolidated
 Amounts

Revenues
Total revenues for reportable
 segments                                                                                                           $  3,953,900
Elimination of intersegment                                                                                             (670,800)
 revenues
                                                                                                                    ------------
                                                                                                                    $  3,283,100
                                                                                                                    ============
Assets
Total revenues for reportable
 segments                                                                                                           $ 27,780,550
Elimination of intersegment assets                                                                                   (13,533,500)
                                                                                                                    ------------
Total consolidated assets                                                                                           $ 14,247,050
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


Results of Operations

Revenues

   The Company's product sales decreased $1,173,200 or 49% during the first quarter of fiscal 2001 compared to first quarter 2000. Novalog experienced unusually strong sales during the first quarter of fiscal 2000 to customers like Citizen, Flextronics and M-Flex. In the comparable period of fiscal 2001, Novalog sales were constrained by a temporary capacity limitation at a key supplier.

   The Company's contract research and development revenue decreased $166,900 or 19% during the first quarter of fiscal 2001 compared to first quarter 2000. The decrease in contract revenue is mostly attributable to the Company's dedication of resources to developing the Internet routers technology related to the Company's iNetWorks subsidiary. Total revenues decreased $1,340,100 or 41% during the first fiscal quarter of 2001, compared to the first fiscal quarter of 2000.


Cost of Revenues

   The cost of product sales as a percentage of product sales increased from 79% in the first fiscal quarter of 2000 to 84% in the first fiscal quarter of 2001. The slight decrease in gross margins is primarily due to a different consolidated product mixture in the current period which includes RedHawk product sales for the first time and a different level of MPD product sales.

   Cost of contract revenues as a percentage of contract revenues decreased slightly from 79% in the first quarter of 2000 to 73% in the first quarter of fiscal 2001. The Company's dedication of resources to the development of the Internet routers technology resulted in a reciprocal shift in cost from contracts and indirect overhead to research and development, which resulted in a direct reduction of cost of contract revenues.

Research and Development

   The Company's expenditures in research and development increased $2,027,100 or 173% during the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000. Approximately 70% of this increase is attributable to the development of Internet router technology related to the Company's iNetWorks subsidiary. The remaining increase is primarily due to Silicon Film's elevated spending in response to increased efforts toward the launch of its Electronic Film System product.

General and Administrative

   General and Administrative expenses (G&A) increased $1,485,500 or 67% in the first fiscal quarter of 2001 compared to the first quarter of 2000. Several factors contributed to this increase. The Company issued warrants as incentives that resulted in recording non-cash G&A expense of $865,000. The Company's RedHawk and iNetWorks subsidiaries experienced G&A activity that did not occur in the first fiscal quarter of 2000.


Interest Expense/Interest Income

   Interest expense decreased only $5,600 in the first fiscal quarter of 2001 compared to 2000. The decrease is primarily due to Silicon Film's outstanding bridge loan and line-of-credit during the first quarter of fiscal 2000, which has since been satisfied.

   Interest income increased $101,400 in the first fiscal quarter of 2001 compared to 2000. The interest income is attributable to the Company's investments in marketable securities made in the second and third quarters of fiscal 2000.


Liquidity and Capital Resources

   At December 31, 2000, the Company had cash and cash equivalents of $4,376,800, working capital of $2,972,200 and a current ratio of 1.43 to 1.0. Although there can be no assurances, the Company anticipates that the existing working capital and its projected operating results will be sufficient to meet its cash requirements for the near future.

   At December 31, 2000, the Company's total backlog was approximately $8.5 million compared to approximately $4.2 million at January 2, 2000.


Factors that may affect Future Results

   The future operating results of the Company are highly uncertain, and the following factors should be carefully reviewed in addition to the other information contained in this quarterly report on Form 10-Q and in other public disclosures of the Company.

   Expected Future Losses. The Company's net losses through the 13-week period ended December 31, 2000 were over $6 million, 140% greater than the comparable period in the previous fiscal year. (See our Quarterly Report on Form 10-Q for the Period Ended December 31, 2000.) Furthermore, accounting measurements at interim dates, such as December 21, 2000, inherently rely on greater estimates that those that will be reflected in the audited year end financial statements as of September 30, 2001, which could result in adjustments to prior periods that could further worsen our results. Our subsidiaries, except for Novalog, are continuing to incur significant development expenses without offsetting revenues, resulting in ongoing consolidated operating losses during our current fiscal year. We are not able to accurately forecast when, or if, these subsidiaries may start to realize material revenues to offset this effect. Further, we believe that the scope and duration of the iNetWorks development expenses are likely to be significant during fiscal 2001, if financing objectives can be met. Accordingly, even if our consolidated revenues grow materially during fiscal 2001 due to growth in subsidiary revenue, our consolidated operating losses may also increase. We do not know whether investors in the public market have adequately reflected these trends and uncertainties in the price of our common stock, or whether the release of interim results during the current fiscal year will result in a material decline in that price

   Shift in Business Focus. Since commencing operations, ISC has developed technology, principally under government research contracts, for various defense-based applications. Since 1992, ISC has been implementing a fundamental shift in its business, broadening its focus to include commercial exploitation of its technology. This shift has been manifested by the "carve-out" of the Novalog, MSI, Silicon Film, RedHawk and iNetWorks subsidiaries and the development of various stacked-memory products intended for military and aerospace markets. To date, these changes have developed new revenue sources but have not yet produced sustained consolidated profitability. Because of this limited and not-yet successful history, there can be no assurances that ISC's present and contemplated future products will be widely accepted in commercial marketplaces.

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

   Nasdaq Listing Requirements. ISC's Common Stock is publicly traded on the Nasdaq SmallCap Market. Effective February 23, 1998, new and more restrictive standards became effective for listing maintenance on this market. Prior to the implementation of these new regulations, ISC briefly dropped below the pending standards due to the loss associated with its Vermont plant closure and had to establish to the satisfaction of the Nasdaq staff that it had met the new standards in order to retain its listing. While the Company was able to meet this requirement, there can be no assurances that the Company will be able to maintain its compliance in the future. In the foreseeable future, the Company must meet at least one of the two following standards to maintain its Nasdaq listing; (i) maintenance of its tangible net worth at $2 million or greater, or
(ii) maintenance of a market capitalization figure in excess of $35 million as measured by market prices for trades executed on Nasdaq. As of December 31, 2000, the Company met both conditions to maintain its Nasdaq listing described above. If ISC were to fail to meet the maintenance requirements for listing on Nasdaq in the future and the price of ISC's Common Stock was below $5 at such time, such securities would come within the definition of "penny stock" as defined in the Securities Exchange Act of 1934, as amended (the "Exchange Act") and be covered by Rule 15g-9 of the Exchange Act. That Rule imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors. From transactions covered by Rule 15g-9, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, Rule 15g-9, if it were to become applicable, would affect the ability or willingness of broker-dealers to sell ISC's securities and therefore would affect the ability of shareholders to sell their securities in the public market and the Company's ability to finance its business plans.

   Equity Capital Structure. At December 31, 2000, the Company had 46,646,100 common shares issued and outstanding and an aggregate of approximately 8,499,200 shares were reserved for issuance upon conversion of convertible securities, and upon exercise of outstanding warrants and stock options. Therefore, at December 31, 2000 only approximately 4,854,700 shares of Common Stock remained unissued and unreserved of the Company's present limit of 60,000,000 shares of common stock. Although the Company has authorized preferred stock which is presently unissued and unreserved, without an increase in its authorized common shares, the Company will be severely hampered in seeking equity financing in the future. Since the Company does not presently have sources of significant debt financing, unavailability of equity financing could impair the Company's ability to finance its future business plans or those of its present or future subsidiaries or its ability to respond to unforeseen circumstances. The Company has proposed an amendment to its Certificate of Incorporation to authorize the issuance of additional shares of common stock, but there can be no assurances that the Company's stockholders will approve such an amendment.

   Third-Party Financing of Subsidiaries.   The financing of the Company's
Novalog, Silicon Film and RedHawk subsidiaries to date have involved significant sales of minority equity interests. The Company has repurchased a substantial portion of the minority equity interests of Novalog, but does not now have sufficient discretionary capital to continue this practice with respect to Novalog or any other subsidiary or to adequately finance the future business plans of any of its subsidiaries. The Company's subsidiaries are seeking to sell additional equity interests to finance at least some portion of their business plans. The Company's ability to enjoy the benefits of any potential increase in value on the part of its subsidiaries can be greatly reduced by third-party financings. This is true both because of reduced equity interests in the subsidiaries and because the Company's control of its subsidiaries is lessened or eliminated. Significant third-party investment in the Company's subsidiaries will likely result in third-party investors receiving subsidiary board representation and/or protective covenants that could result in the Company losing voting control of its subsidiaries. Silicon Film closed a third party financing involving such features plus additional investor protections. This financing reduced the Company's ownership interest in Silicon Film to slightly above 50% as of December 2000 and to below 40% after the future effect of warrant and option exercises. Additional dilution could be experienced due to default or price anti-dilution provisions of Silicon Film's financing or a subsequent IPO, if one were to occur. Third-party financings of subsidiaries inherently complicate the Company's fiduciary and contractual obligations and could leave the Company more vulnerable to potential future litigation. The outcome of litigation is inherently unpredictable, and even the costs of prosecution could have a materially adverse effect on the Company's results of operations.

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



                                        Irvine Sensors Corporation

                                           (Registrant)



Date: February 13, 2001            By:  /s/ John J. Stuart, Jr.

                                   John J. Stuart, Jr.
                                   Chief Financial Officer
                                   (Principal Accounting Officer)