Form 10-Q
period 2001-04-01
IRVINE SENSORS CORP/DE/
filed 2001-05-15
CIK 357108

                      SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended April 1, 2001

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Transition period from __________ to _____

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

As of April 1, 2001 there were 49,267,200 shares of Common Stock outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

                          IRVINE SENSORS CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                                    April 1,              October 1,
                                                                                        2001                    2000
                                                                                ------------------------------------
                                                                                 (Unaudited)
Assets
Current Assets:
   Cash and cash equivalents                                                    $  2,336,100            $  8,785,700
   Marketable securities                                                             152,700               1,230,900
   Accounts receivable, net of allowances
      of $42,600 and $126,400, respectively                                        1,996,500               2,323,000
   Inventory                                                                       4,003,800               1,577,600
   Other current assets                                                              291,700                 212,600
                                                                                ------------------------------------
       Total current assets                                                        8,780,800              14,129,800

Equipment, furniture and fixtures, net                                             6,875,200               4,856,800
Goodwill                                                                             151,200                 157,300
Capitalized software development costs                                               657,600                 578,200
Other assets                                                                         861,150                 585,050
                                                                                ------------------------------------
                                                                                $ 17,325,950            $ 20,307,150
                                                                                ====================================

Liabilities and Shareholders' Equity
Current Liabilities:
   Accounts payable                                                             $  6,218,900            $  2,118,300
   Accrued expenses                                                                1,233,500               1,112,000
   Accrued loss on contracts                                                         491,400                 582,700
   Accrued dividends                                                                 535,100                 300,400
   Accrued ESBP contribution                                                               -                 206,000
   Deferred revenue                                                                   80,000                       -
   Capital lease obligations - current portion                                       353,600                 364,000
                                                                                ------------------------------------
       Total current liabilities                                                   8,912,500               4,683,400

Capital lease obligations                                                            194,200                 224,700
Minority interest in consolidated subsidiaries                                     7,718,700               7,812,500
                                                                                ------------------------------------
       Total liabilities                                                          16,825,400              12,720,600
                                                                                ------------------------------------

Shareholders' Equity:
   Preferred stock, $0.01 par value, 500,000 shares authorized;
     Series B Convertible Cumulative Preferred, 4,300 and 4,300 shares
      outstanding; aggregate liquidation preference of $64,500                            25                      25
     Series C Convertible Cumulative Preferred, 2,300 and 2,300 shares
      outstanding; aggregate liquidation preference of $33,000                            25                      25
     Common stock, $0.01 par value, 80,000,000 shares authorized;
      49,267,200 and 46,637,800 shares issued and outstanding                        492,700                 466,400
     Common stock warrants and unit warrants; 2,631,700 and 3,552,300
      outstanding                                                                          -                       -
     Paid-in capital                                                              89,585,500              85,097,100
     Accumulated deficit                                                         (89,577,700)            (77,977,000)
                                                                                ------------------------------------
       Total shareholders' equity                                                    500,550               7,586,550
                                                                                ------------------------------------
                                                                                $  17,325,950          $  20,307,150
                                                                                ====================================

     See Accompanying Condensed Notes to Consolidated Financial Statements.

                          IRVINE SENSORS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                  13 Weeks Ended                      26 Weeks Ended
                                          ----------------------------        ----------------------------
                                              April 1,        April 2,            April 1,        April 2,
                                                 2001            2000                2001            2000
                                          ------------     -----------        ------------     -----------
Revenues:
   Product sales                          $  1,761,800     $ 1,591,600        $  3,004,800     $ 4,007,800
   Contract research & development             796,000       1,203,500           1,496,000       2,070,400
                                          ------------     -----------        ------------     -----------
 Total revenues                              2,557,800       2,795,100           4,500,800       6,078,200
                                          ------------     -----------        ------------     -----------
Cost and expenses:
   Cost of product sales                     1,852,100         914,400           2,890,100       2,816,400
   Cost of contract revenues                   619,700       1,015,300           1,127,900       1,696,800
   General and administrative                3,417,500       2,421,200           7,105,900       4,624,100
   Research and development                  2,544,000       1,519,700           5,739,800       2,688,400
                                          ------------     -----------        ------------     -----------
                                             8,433,300       5,870,600          16,863,700      11,825,700
                                          ------------     -----------        ------------     -----------

Loss from operations                        (5,875,500)     (3,075,500)        (12,362,900)     (5,747,500)

   Interest expense                            (75,200)        (48,000)           (114,200)        (92,600)
   Interest income                              22,000          32,700             125,300          34,600
   Other income                                 19,500               -              19,500               -
                                          ------------     -----------        ------------     -----------

Loss before minority interest
   and provision for income taxes           (5,909,200)     (3,090,800)        (12,332,300)     (5,805,500)
Minority interest in loss
   of subsidiaries                             375,500         196,100             735,600         412,700
Provision for income taxes                           -               -              (4,000)              -
                                          ------------     -----------        ------------     -----------
Net loss                                  $ (5,533,700)    $(2,894,700)       $(11,600,700)    $(5,392,800)
                                          ============     ===========        ============     ===========

Basic and diluted loss per share          $      (0.12)    $     (0.08)       $      (0.25)    $     (0.15)
                                          ============     ===========        ============     ===========

Weighted average number
   of shares outstanding                    47,073,700      37,012,700          47,071,100      36,633,700
                                          ============     ===========        ============     ===========

    See Accompanying Condensed Notes to Consolidated Financial Statements.

                          IRVINE SENSORS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                        26 Weeks Ended
                                                          ------------------------------------------------------------------------
                                                                  April 1, 2001                           April 2, 2000
                                                          -----------------------------------   ----------------------------------
Cash flows from operating activities:
   Net loss                                                                       $(11,600,700)                        $(5,392,800)
   Adjustments to reconcile net loss to net cash used
     in operating activities:
       Depreciation and amortization                        $   742,100                             $   505,200
       Non-cash   incentive common stock warrants issued        865,000                                       -
       Unrealized gain on marketable securities                 (21,800)                                 (9,900)
       (Gain) loss on disposal of equipment                      (1,100)                                 42,800
       Non-cashemployee retirement plan contribution            505,400                                 294,400
       Minority interest in net loss of subsidiaries           (735,600)                               (412,700)
       Common stock issued to pay operating expenses                  -                                 178,400
       Subsidiary stock issued to pay operating expenses          5,000                                       -
       (Increase) decrease in accounts receivable               326,500                                (291,000)
       Increase in inventory                                 (2,426,200)                               (385,300)
       Increase in other current assets                         (79,100)                                (26,500)
       (Increase) decrease in other assets                      (14,500)                                    500
       Increase (decrease) in accounts payable and
         accrued expenses                                     4,245,200                              (1,940,900)
       Decrease in accrued loss on contracts                    (91,300)                                      -
       Increase in deferred revenues                             80,000                                       -
                                                            -----------                              ----------
       Total adjustments                                                             3,399,600                          (2,045,000)
                                                                                  ------------                     ---------------
     Net cash used in operating activities                                          (8,201,100)                         (7,437,800)

Cash flows from investing activities:
   Proceeds from sales of marketable securities               1,250,000                                       -
   Capital facilities and equipment expenditures             (2,507,700)                               (680,400)
   Purchase of marketable securities                           (150,000)                             (2,639,300)
   Capitalized software                                        (179,300)                               (230,900)
   Acquisition of intangible assets                            (283,300)                               (202,800)
                                                            -----------                             -----------
       Net cash used in investing activities                                        (1,870,300)                         (3,753,400)

Cash flows from financing activities:
   Proceeds from options & warrants exercised                 1,866,900                               2,317,100
   Proceeds from issuance of common and preferred stock
     and common stock warrants                                1,306,100                               6,130,700
   Sale of minority interest in subsidiary                      636,800                               6,216,800
   Principal payments of capital leases                        (188,000)                               (162,400)
   Proceedsfrom Series D units exercised                              -                                 209,000
   Proceeds from bridge loan & credit line                            -                               1,250,000
   Principal payments of bridge loan & credit line                    -                              (1,250,000)
                                                            -----------                             -----------
      Net cash provided by financing activities                                      3,621,800                          14,711,200
                                                                                  ------------                        ------------

Net increase (decrease) in cash and cash equivalents                                (6,449,600)                          3,520,000
Cash and cash equivalents at beginning of period                                     8,785,700                             981,100
                                                                                  ------------                        ------------
Cash and cash equivalents at end of period                                        $  2,336,100                        $  4,501,100
                                                                                  ============                        ============

Noncash investing and financing activities:
   Accrued dividends on Series C preferred stock of
     Subsidiary                                                                   $    234,700                        $          -
   Equipment financed with capital leases                                         $    124,000
   Common stock sold on a subscription basis                                      $          -                        $     15,200
   Common stock issued to retire deferred and subordinated
     royalties payable to affiliated company                                      $          -                        $  1,000,000
   Issuance of subsidiary stock to pay accrued expenses                           $          -                        $     90,000
   Common stock issued for acquisition of equipment                               $          -                        $     13,500
   Conversion of preferred stock to common stock                                  $          -                        $         50


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

   The consolidated financial information as of April 1, 2001 and April 2, 2000 included herein is unaudited but includes all normal recurring adjustments which, in the opinion of management of the Company, are necessary to present fairly the consolidated financial position of the Company at April 1, 2001, the results of its operations for the 26 week periods ended April 1, 2001 and April 2, 2000, and its cash flows for the 26-week periods ended April 1, 2001 and April 2, 2000.

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


Note 2 - Issuance of Common Stock

   During the first quarter of fiscal 2001, holders of 2,900 common stock options exercised their options to purchase common stock of the Company by canceling their other options to purchase 7,100 shares of common stock of the Company valued at $14,400. During the second quarter of fiscal 2001, holders of 69,300 common stock options exercised their options to purchase common stock of the Company, which resulted in net proceeds of $101,500.

   During the second quarter of fiscal 2001, the Company sold 237,500 shares of Common Stock Units to investors in a private placement. Each Common Stock Unit consists of three shares of common stock of the Company, plus one two-year Warrant to purchase one share of common stock of Silicon Film at $4 per share. The private placement generated net proceeds of $1,306,150.


Note 3 - Common Stock Warrants

   During the first quarter, the Company granted warrants to purchase 500,000 shares of the Company's common stock at an exercise price of $2.11 per share to non-employees as incentives. The value of the warrants of $865,000 was calculated using the Black-Scholes valuation model, and was recorded as an expense.

   Warrants to purchase 1,375,600 shares of the Company's common stock were exercised during the first and second quarters of fiscal 2001, generating net proceeds of $1,765,400. Warrants to purchase 45,000 shares of the Company's common stock expired during the first quarter of fiscal 2001.


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

     In March 2001, the Company's stockholders approved the 2001 Stock Option Plan, under which, options to purchase an aggregate of 1,500,000 shares may be issued subject to the limitation that only an aggregate of 375,000 of said shares may be purchasable by officers and directors. Other than this limitation, the terms of the 2001 Stock Option Plan are similar to the 1999 Plan.

     In October 2000, the Board of Directors authorized a contribution to the Company's retirement plan, the Employee Stock Bonus Plan ("ESB Plan") in the amount of $204,000, which represented a contribution for the fourth quarter of fiscal year 2000. During the second quarter of fiscal 2001 the Company issued 93,400 shares of common stock to the ESB Plan to satisfy the fourth quarter 2000 contribution.

     During fiscal 2001, the Company accrued a contribution to the ESB Plan in the amount of $241,400 and $264,000 for the first and second fiscal quarters, respectively. The Company issued 375,700 shares of common stock to the ESB Plan to satisfy the first and second quarter 2001 contributions.

Note 5 - Minority Interest in Subsidiaries

     During the first quarter of fiscal 2001, RedHawk sold 1,650,000 shares of its common stock to third parties. The net proceeds of $575,000 from this transaction are reflected in the consolidated cash position of the Company and resulted in a corresponding increase in minority interest in consolidated subsidiaries.

     Warrants to purchase 500,000 shares of RedHawk's common stock were exercised during the second quarter of fiscal 2001, which generated net proceeds of $5,000.

     During the second quarter of fiscal 2001, holders of 2,350,000 common stock options exercised their options to purchase common stock of iNetWorks, which resulted in net proceeds of $56,800.


Note 6 - Marketable Securities and Cash Equivalents

     The Company's marketable securities consist of investments in short-term, government-backed securities, and commercial paper. The Company determines proper classification of investments at the time of purchase and re-evaluates such designations at each balance sheet date. All marketable securities are classified as held-to-maturity, and are stated at amortized cost. Unrealized gains are included in interest income in the Statements of Operations. Total unrealized gains were approximately $21,800 for the 26-week period ended April 1, 2001.

   For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.


Note 7 - Inventories

      Inventories consist of the following:

                           April 1,    October 1,
                                2001          2000
                          ----------    ----------
     Raw materials        $2,618,800    $1,088,000
     Work in process       1,201,300       446,100
     Finished goods          183,700        43,500
                          ----------    ----------
          Total           $4,003,800    $1,577,600
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


Note 9 - Subsequent Event

   In April 2001 the Company filed a registration statement with the SEC using a shelf registration process for debt securities, shares of preferred stock, shares of common stock and warrants up to an aggregate amount of $100,000,000. This Registration Statement was declared effective by the Securities and Exchange Commission on May 4, 2000. The Company has received various financing proposals associated with this shelf registration, but has not yet consummated any transactions thereunder.


Note 10 - Reportable Segments

  The Company has the following five reportable segments as of April 1, 2001:
Advanced Technology Division (ATD), Novalog, MSI, Silicon Film and Corporate Headquarters. ATD derives most of its revenues from research and development contracts funded primarily by governmental agencies. Novalog designs, develops and sells proprietary integrated circuits ("ICs") and related products for use in wireless infrared communication. MSI develops and sells proprietary micromachined sensors and related electronics. Silicon Film designs and develops proprietary electronic films systems and other digital imaging products and services. Corporate Headquarters provides accounting, inventory control and management consulting services to the consolidated subsidiaries. Corporate revenue consists of charges to the subsidiaries for these services, and corporate assets consist of loans to subsidiaries and goodwill for reacquisition of subsidiary stock.

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

The following information about the five segments is for the 26-week period ended April 1, 2001.

                                                                               Silicon      Corporate
                                       ATD        Novalog         MSI          Film       Headquarters      Other         Totals
                                   -----------  -----------  ------------  ------------  -------------   -----------   ------------
Revenues from external customers   $ 1,496,000   $2,763,200   $    15,600   $         -    $         -    $   226,000  $  4,500,800
Intersegment revenue                         -            -             -             -      1,357,300              -     1,357,300
Interest income                              -       17,700             -         1,600        100,800          5,200       125,300
Interest expense                        35,000            -         2,900        46,600         26,000          3,700       114,200
Depreciation                           317,200       29,500        89,800        89,000         81,500        135,100       742,100
Segment operating profit (loss)     (3,218,300)    (219,200)   (1,878,700)   (2,824,500)    (1,794,500)    (2,427,600)  (12,362,900)
Segment assets                       6,913,200    3,464,600       721,900     5,130,000     26,860,700      1,096,250    44,186,650
Expenditures for segment assets      1,686,800       34,200        62,700       354,000        706,000        250,600     3,094,300

Reconciliation to Consolidated
 Amounts

Revenues
Total revenues for reportable
 segments                                                                                                              $  5,858,100
Elimination of intersegment
 revenues                                                                                                                (1,357,300)
                                                                                                                       ------------
      Total consolidated revenues                                                                                      $  4,500,800
                                                                                                                       ============
Assets
Total assets for reportable
 segments                                                                                                              $ 44,186,650
Elimination of intersegment assets                                                                                      (26,860,700)
                                                                                                                       ------------
      Total consolidated assets                                                                                        $ 17,325,950
                                                                                                                       ============

The following information about the five segments is for the 13-week period ended April 1, 2001.

                                                                              Silicon       Corporate
                                       ATD        Novalog         MSI          Film       Headquarters     Other          Totals
                                   -----------  -----------  ------------  ------------  -------------  -----------    ------------
Revenues from external customers   $   796,000   $1,659,700    $   8,500   $          -    $        -   $    93,600     $ 2,557,800
Intersegment revenue                         -            -            -              -       777,400             -         777,400
Interest income                              -        6,800            -              -        13,000         2,200          22,000
Interest expense                        19,800            -          700         40,100        12,900         1,700          75,200
Depreciation                           135,900       14,100       48,400         41,700        78,500        65,000         383,600
Segment operating profit (loss)     (1,677,400)     (69,700)    (852,500)    (1,225,900)     (377,300)   (1,672,600)     (5,875,500)
Expenditures for segment assets        717,000       26,900       40,300        135,400       422,500       137,300       1,479,400

Reconciliation to Consolidated
 Amounts

Revenues
Total revenues for reportable
 segments                                                                                                               $ 3,335,200
Elimination of intersegment
 revenues                                                                                                                  (777,400)
                                                                                                                        -----------
      Total consolidated revenues                                                                                       $ 2,557,800
                                                                                                                        ===========

The following information about the five segments is for the 26-week period ended April 2, 2000.

                                                                               Silicon      Corporate
                                           ATD       Novalog        MSI         Film      Headquarters     Other       Totals
                                       -----------  ----------  -----------  -----------  ------------  ----------  ------------
Revenues from external customers       $ 2,070,400  $3,909,200  $    48,800  $         -   $         -   $  49,800  $  6,078,200
Intersegment revenue                             -           -            -            -     1,092,500           -     1,092,500
Interest income                                  -         100            -            -        34,500           -        34,600
Interest expense                                 -         300          800       19,100        71,100       1,300        92,600
Depreciation                               332,600      46,800       48,300       61,500             -      16,000       505,200
Segment operating profit (loss)         (1,286,900)     94,200   (1,291,600)  (2,423,300)     (201,300)   (638,600)   (5,747,500)
Segment assets                           9,135,100   2,023,800      351,800    5,106,600    15,880,700     595,900    33,093,900
Expenditures for segment assets            152,600      33,800       67,800      371,100             -      55,100       680,400

Reconciliation to Consolidated Amounts

Revenues
Total revenues for reportable segments                                                                              $  7,170,700
Elimination of intersegment revenues                                                                                  (1,092,500)
                                                                                                                    ------------
      Total consolidated revenues                                                                                   $  6,078,200
                                                                                                                    ============

Assets
Total assets for reportable segments                                                                                  33,093,900
Elimination of intersegment assets                                                                                   (15,717,300)
                                                                                                                    ------------
      Total consolidated assets                                                                                     $ 17,376,600
                                                                                                                    ============


The following information about the five segments is for the 13-week period ended April 2, 2000.

                                                                               Silicon      Corporate
                                           ATD       Novalog        MSI         Film      Headquarters     Other       Totals
                                       -----------  ----------  -----------  -----------  ------------  ----------  ------------
Revenues from external customers        $1,203,500  $1,566,200    $   6,700  $         -      $      -   $  18,700   $ 2,795,100
Intersegment revenue                             -           -            -            -       421,700           -       421,700
Interest income                                  -           -            -            -        32,700           -        32,700
Interest expense                                 -         200       (1,100)      13,900        34,500         500        48,000
Depreciation                               167,400      23,100       23,000       29,400             -       3,800       246,700
Segment operating profit (loss)           (658,300)    (34,900)    (696,600)  (1,232,800)      (21,600)   (431,300)   (3,075,500)
Expenditures for segment assets             57,400      12,300        4,600      397,600             -           -       471,900

Reconciliation to Consolidated Amounts

Revenues                                                                                                             $ 3,216,800
Total revenues for reportable segments                                                                                  (421,700)
Elimination of intersegment revenues                                                                                 -----------
                                                                                                                     $ 2,795,100
                                                                                                                     ===========

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


Results of Operations

Revenues

   The Company's product sales increased $170,200 or 11% and decreased $1,003,000 or 25% during the 13 and 26-week periods ended April 1, 2001, respectively compared to the 13 and 26-week periods ended April 2, 2001. Novalog experienced unusually strong sales during the first quarter of fiscal 2000 to customers like Citizen, Flextronics and M-Flex. In the comparable period of fiscal 2001, Novalog sales were constrained by a temporary capacity limitation at a key supplier. Additionally, Novalog's competitors have reduced prices, forcing Novalog to follow suit.

   The Company's contract research and development revenue decreased $407,500 or 34% and $574,400 or 28% during the 13 and 26-week periods ended April 1, 2001, respectively compared to similar periods in fiscal 2000. The decrease in contract revenue is mostly attributable to the Company's dedication of resources to developing the Internet router technology related to the Company's iNetWorks subsidiary. Total revenues declined $237,300 or 8% and $1,577,400 or 26% during the 13 and 26-week periods ended April 1, 2001, respectively, compared to 2000.


Cost of Revenues

   The cost of product sales as a percentage of product sales increased from 57% to 105% in the 13 week-period ended April 1, 2001 compared to the 13-week period ended April 2, 2000, and increased from 70% to 96% in the 26-week period ended April 2, 2000. The decrease in gross margins is primarily due to a change in the Company's consolidated product mixture, which includes RedHawk product sales for the first time and a different level of Microelectronics Products Division sales. Additionally, Novalog's cost of sales increased and its product mixture changed somewhat during the period to a greater composition of products with a lower margin.

   Cost of contract revenues as a percentage of contract revenues decreased from 84% in the 13-week period ended April 2, 2000 to 78% in the 13-week period ended April 1 2001, and from 82% in the 26-week period ended April 2, 2000 to 75% in the 26-week period ended April 1, 2001. The Company's dedication of resources to the development of its proprietary Internet router technology resulted in a reciprocal shift in indirect overhead from contracts to research and development.

Research and Development

   The Company's expenditures in research and development increased $1,024,300 or 67% and $3,051,400 or 114% during the 13 and 26-week periods ended April 1, 2001 compared to similar periods in fiscal 2000. The majority of this increase is attributable to the development of Internet router technology related to the Company's iNetWorks subsidiary. The remaining increase is primarily due to product development in the Company's other subsidiaries, particularly MSI and Silicon Film.

General and Administrative

   General and Administrative expenses (G&A) increased $996,300 or 41% and $2,481,800 or 54% in the 13 and 26-week periods ended April 1, 2001, respectively, compared to the first and second quarters of 2000. Several factors contributed to this increase. In November 2000, the Company issued warrants as incentives that resulted in recording a non-recurring, non-cash G&A expense of $865,000. Two of the Company's subsidiaries contributed little or no consolidated expenses in the prior year periods, but experienced material expenses during current periods. The Company's iNetWorks subsidiary, which was founded at the end of fiscal 2000, has incurred significant G&A costs related to marketing and managing the intellectual property related to the Internet router technology. Additionally, the Company's RedHawk subsidiary, founded in March 2000, incurred G&A expenses in managing its product development and marketing its products.


Interest Expense/Interest Income

   Interest expense decreased $27,200 and $21,600 in the 13 and 26-week periods ended April 1, 2001, respectively compared to similar periods in fiscal 2000. The decrease is primarily due to Silicon Film's outstanding bridge loan and line-of-credit during the first half of fiscal 2000, which has since been satisfied.

   Interest income decreased $10,700 and increased $90,700 in the 13 and 26-week periods ended April 1, 2001, respectively compared to fiscal 2000. The interest income is attributable to the Company's investments in marketable securities purchased in the second and third quarters of fiscal 2000. The Company had sold nearly all investments by the end of the second quarter of fiscal 2001 to fund operations.


Liquidity and Capital Resources

   At April 1, 2001, the Company had cash and cash equivalents of $2,336,100, working capital deficit of $(638,700) and a current ratio of .93 to 1.0. Although there can be no assurances, the Company anticipates that the existing working capital and its projected financing will be sufficient to meet its cash requirements for the near future.

   At April 1, 2001, the Company's total backlog was approximately $4 million compared to approximately $5.9 million at April 2, 2000.


Risk Factors

   The future operating results of the Company are highly uncertain, and the following factors should be carefully reviewed in addition to the other information contained in this quarterly report on Form 10-Q and in other public disclosures of the Company.

   Expected Future Losses. The Company's net loss through the 26-week period ended April 1, 2001 was $11.6 million, 115% greater than the comparable period in the previous fiscal year. Furthermore, accounting measurements at interim dates, such as April 1, 2001, inherently rely on greater estimates that those that will be reflected in the audited year end financial statements as of September 30, 2001, which could result in adjustments to prior periods that could further worsen our results. Our subsidiaries, except for Novalog, are continuing to incur significant development expenses without offsetting revenues, resulting in substantial ongoing consolidated operating losses during our current fiscal year. We are not able to accurately forecast when, or if, these subsidiaries may start to realize material revenues to offset this effect. Further, we believe that the scope and duration of the iNetWorks development expenses are likely to be significant during fiscal 2001, if financing objectives can be met. Accordingly, even if our consolidated revenues grow materially during fiscal 2001 due to growth in subsidiary revenue, our consolidated operating expenses are also likely to increase, resulting in greater losses for the current fiscal year than the last. We do not know whether investors in the public market have adequately reflected these trends and uncertainties in the price of our common stock, or whether the release of interim results during the current fiscal year will result in a material decline in that price.

   Shift in Business Focus. Since commencing operations, we have developed technology, principally under government research contracts, for various defense-based applications. Since 1992, we have been implementing a fundamental shift in our business, broadening our focus to include commercial exploitation of our technology. This shift has been manifested by the "carve-out" of the Novalog, MSI, Silicon Film, RedHawk and iNetWorks subsidiaries and the development of various stacked-memory products intended for military and aerospace markets. To date, these changes have developed new revenue sources but have not yet produced sustained consolidated profitability. Because of this limited and not-yet successful history, there can be no assurances that our present and contemplated future products will be widely accepted in commercial marketplaces.

   Financing Needs. ISC and its subsidiaries have developed business plans for several emerging product areas based on its technologies. The product development and market introduction costs of these products cannot presently be fully funded from internal cash flow. To potentially finance this deficit, the Company has filed a shelf registration statement to facilitate up to $100 million of financing. The Company has received various proposals for financing under this shelf registration, but there can be no assurances that the Company will be able to secure such financing pursuant to this mechanism, or any other, on acceptable terms. There also can be no assurances that any of ISC's subsidiaries will be able to locate external financing for their business plans on acceptable terms. Absent material financing at either the parent or subsidiary level, or both, the Company will either have to reduce its operations or terminate or reduce support to its subsidiaries, degrading the potential for return on its investments in those subsidiaries to date.

   Nasdaq Listing Requirements. ISC's Common Stock is publicly traded on the Nasdaq SmallCap Market. Effective February 23, 1998, new and more restrictive standards became effective for listing maintenance on this market. Prior to the implementation of these new regulations, ISC briefly dropped below the standards due to the loss associated with its Vermont plant closure and had to establish to the satisfaction of the Nasdaq staff that it had established compliance with the new standards in order to retain its listing. While the Company was able to meet this requirement, there can be no assurances that the Company will be able to maintain its compliance in the future. In the foreseeable future, the Company must meet at least one of the two following standards to maintain its Nasdaq listing; (i) maintenance of its tangible net worth at $2 million or greater, or
(ii) maintenance of a market capitalization figure in excess of $35 million as measured by market prices for trades executed on Nasdaq. As of April 1, 2001, the Company met only the market capitalization standard. If ISC were to fail to meet the maintenance requirements for listing on Nasdaq in the future and the price of ISC's Common Stock was below $5 at such time, such securities would come within the definition of "penny stock" as defined in the Securities Exchange Act of 1934, as amended (the "Exchange Act") and be covered by Rule 15g-9 of the Exchange Act. That Rule imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors. From transactions covered by Rule 15g-9, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, Rule 15g-9, if it were to become applicable, would affect the ability or willingness of broker-dealers to sell ISC's securities and therefore would affect the ability of shareholders to sell their securities in the public market and the Company's ability to finance its business plans.

   Equity Capital Structure. At April 1, 2001, the Company had 49,267,200 common shares issued and outstanding and an aggregate of approximately 7,604,760 shares were reserved for issuance upon conversion of convertible securities, and upon exercise of outstanding warrants and stock options. The Company's stockholders authorized, in March 2001, an increase in the number of the Company's authorized common shares to 80,000,000, resulting in approximately 23,128,040 remaining unreserved common shares at April 1, 2001. There can be no assurances that this amount will be sufficient to facilitate the financing of all of the Company's existing and planned commercial initiatives. The Company does not presently have sources of significant debt financing.

     Third-Party Financing of Subsidiaries.   The financing of the Company's
Novalog, Silicon Film and RedHawk subsidiaries to date have involved significant sales of minority equity interests. The Company has repurchased a substantial portion of the minority equity interests of Novalog, but does not now have sufficient discretionary capital to continue this practice with respect to Novalog or any other subsidiary or to adequately finance the future business plans of any of its subsidiaries. The Company's subsidiaries, including iNetWorks, are seeking to sell additional equity interests to finance at least some portion of their business plans. The Company's ability to enjoy the benefits of any potential increase in value on the part of its subsidiaries can be greatly reduced by third-party financings. This is true both because of reduced equity interests in the subsidiaries and because the Company's control of its subsidiaries is lessened or eliminated. Significant third-party investment in the Company's subsidiaries will likely result in third-party investors receiving subsidiary board representation and/or protective covenants that could result in the Company losing voting control of its subsidiaries. Silicon Film closed a third party financing involving such features plus additional investor protections. This financing reduced the Company's ownership interest in Silicon Film to slightly above 50% as of April 2001 and below 40% after the future effect of warrant and option exercises. Additional dilution could be experienced due to default or price anti-dilution provisions of Silicon Film's financing or a subsequent IPO, if one were to occur. Third-party financings of subsidiaries inherently complicate the Company's fiduciary and contractual obligations and could leave the Company more vulnerable to potential future litigation. The outcome of litigation is inherently unpredictable, and even the costs of prosecution could have a materially adverse effect on the Company's results of operations.

     Dependence of Commercial Revenues on a Limited Number of Customers. Our existing commercial revenues are largely derived from our Novalog subsidiary, which is heavily dependent upon sales to a limited number of original equipment manufacturers. The planned business models of our MicroSensors and iNetWorks subsidiaries have similar expected dependencies. Disruption of any of these relationships could materially and adversely affect our consolidated revenues and results of operations.

     Dependence on Defense Contract Revenues. Although we have been shifting our focus to include commercial exploitation of our technology, we expect to continue to be dependent upon research and development contracts with federal agencies and their contractors for a substantial, but diminishing portion of our revenues for the foreseeable future. General political and economic conditions, which cannot be accurately predicted, directly and indirectly affect the quantity and allocation of expenditures by federal agencies. Even the timing of incremental funding commitments to existing, but partially funded contracts can be affected by such factors. Therefore, cutbacks in the federal budget could have a material adverse impact on our results of operations as long as research and development contracts remain an important element of our business.

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

     Patents and Proprietary Right Protection; Infringement. We believe that our ultimate success, and that of our subsidiaries, will depend, in part, on the strength of our existing patent protection and the additional patent protection that we and our subsidiaries may acquire in the future. As of the date hereof, ISC owns 45 U.S. patents and 8 foreign patents and has other patent applications pending before the U.S. Patent and Trademark Office as well as various foreign jurisdictions. Additional patents and patent applications are assigned to our subsidiaries. Although we believe many of these patents to be fundamental in nature, there can be no assurance that any existing or future patents will survive a challenge or will otherwise provide meaningful protection from competition. Furthermore, there is also no assurance that we or our subsidiaries will have the financial resources to provide vigorous defense or enforcement of patents.

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

              None

       (b) Reports on Form 8-K.

              None

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          Irvine Sensors Corporation
--------------------------------------------------------------------------------
                                 (Registrant)



Date: May 15, 2001                 By: /s/ John J. Stuart, Jr.
                                       ------------------------------
                                       John J. Stuart, Jr.
                                       Chief Financial Officer
                                       (Principal Accounting Officer)