Form 10-Q
period 2001-07-01
IRVINE SENSORS CORP/DE/
filed 2001-08-14
CIK 357108

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)

   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 1, 2001

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of July 1, 2001 there were 55,375,400 shares of Common Stock outstanding.

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

                          IRVINE SENSORS CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                                       July 1,     October 1,
                                                                                         2001           2000
                                                                                 ----------------------------
                                                                                   (Unaudited)
Assets
Current Assets:
     Cash and cash equivalents                                                   $    841,700    $  8,785,700
     Marketable securities                                                            155,200       1,230,900
     Restricted cash                                                                  400,000               -
     Accounts receivable, net of allowances of $46,300 and $126,400,
      respectively                                                                  3,421,700       2,323,000
     Inventory                                                                      2,757,600       1,577,600
     Other current assets                                                             470,100         212,600
                                                                                 ----------------------------
                     Total current assets                                           8,046,300      14,129,800

Equipment, furniture and fixtures, net                                              7,349,800       4,856,800
Goodwill                                                                              148,100         157,300
Capitalized software development costs                                                680,000         578,200
Other assets                                                                        1,065,250         585,050
                                                                                 ----------------------------
                                                                                 $ 17,289,450    $ 20,307,150
                                                                                 ============================

Liabilities and Shareholders' Equity
Current Liabilities:
     Accounts payable                                                            $  5,508,200    $  2,118,300
     Accrued expenses                                                               1,483,400       1,112,000
     Accrued loss on contracts                                                        430,700         582,700
     Accrued dividends                                                                652,400         300,400
     Short-term debt instruments                                                      641,200               -
     Accrued ESBP contribution                                                              -         206,000
     Capital lease obligations - current portion                                      318,500         364,000
                                                                                 ----------------------------
                     Total current liabilities                                      9,034,400       4,683,400

Capital lease obligations                                                             217,900         224,700
Minority interest in consolidated subsidiaries                                      7,322,800       7,812,500
                                                                                 ----------------------------
                     Total liabilities                                             16,575,100      12,720,600
                                                                                 ----------------------------

Shareholders' Equity:
     Preferredstock, $0.01 par value, 500,000 shares authorized;
       Series B Convertible Cumulative Preferred, 4,300 and 4,300 shares
        outstanding; aggregate liquidation preference of $64,500                           25              25
       Series C Convertible Cumulative Preferred, 2,300 and 2,300 shares
        outstanding; aggregate liquidation preference of $33,000                           25              25
     Common stock, $0.01 par value, 80,000,000 shares authorized;
       55,375,400 and 46,637,800 shares issued and outstanding                        553,800         466,400
     Common stock warrants and unit warrants; 4,454,800 and 3,552,300
       outstanding                                                                          -               -
     Paid-in capital                                                               93,839,300      85,097,100
     Accumulated deficit                                                          (93,678,800)    (77,977,000)
                                                                                 ----------------------------
                     Total shareholders' equity                                       714,350       7,586,550
                                                                                 ----------------------------
                                                                                 $ 17,289,450    $ 20,307,150
                                                                                 ============================

     See Accompanying Condensed Notes to Consolidated Financial Statements.

                          IRVINE SENSORS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                    13 Weeks Ended                          39 Weeks Ended
                                            -------------------------------        -------------------------------
                                                    July 1,           July 2,              July 1,         July 2,
                                                      2001              2000                 2001            2000
                                            ---------------  ----------------      ---------------  --------------
Revenues:
   Product sales                               $ 2,034,500       $ 1,348,700         $  5,039,300     $ 5,356,500
   Contract research & development               1,896,400         1,145,700            3,392,400       3,216,100
                                            ---------------  ----------------      ---------------  --------------
Total revenues                                   3,930,900         2,494,400            8,431,700       8,572,600
                                            ---------------  ----------------      ---------------  --------------
Cost and expenses:
   Cost of product sales                         1,417,900         1,153,300            4,308,000       3,969,700
   Cost of contract revenues                     1,762,200         1,435,700            2,890,100       3,132,500
   General and administrative                    2,383,900         1,751,200            9,489,800       6,375,300
   Research and development                      2,856,300         1,971,800            8,596,100       4,660,200
                                            ---------------  ----------------      ---------------  --------------

                                                 8,420,300         6,312,000           25,284,000      18,137,700
                                            ---------------  ----------------      ---------------  --------------

Loss from operations                            (4,489,400)       (3,817,600)         (16,852,300)     (9,565,100)

   Interest expense                                (24,900)          (42,400)            (139,100)       (135,000)
   Interest income                                   7,800            74,900              133,100         109,500
   Other income (expense)                          (23,800)                -               (4,300)              -
                                            ---------------  ----------------      ---------------  --------------

Loss before minority interest
  and provision for income taxes                (4,530,300)       (3,785,100)         (16,862,600)     (9,590,600)
Minority interest in loss of subsidiaries          429,200           221,400            1,164,800         634,100
Provision for income taxes                               -            (3,200)              (4,000)         (3,200)
                                            ---------------  ----------------      ---------------  --------------

Net loss                                       $(4,101,100)      $(3,566,900)        $(15,701,800)    $(8,959,700)
                                            ===============  ================      ===============  ==============

Basic and diluted loss per share               $     (0.08)      $     (0.08)        $      (0.32)    $     (0.23)
                                            ===============  ================      ===============  ==============

Weighted average number
  of shares outstanding                         49,888,100        42,260,600           48,424,000      38,684,300
                                            ===============  ================      ===============  ==============

     See Accompanying Condensed Notes to Consolidated Financial Statements.

                          IRVINE SENSORS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                   39 Weeks Ended
                                                            -----------------------------------------------------------
                                                                   July 1, 2001                  July 2, 2000
                                                            -----------------------------   ---------------------------
Cash flows from operating activities:
   Net loss                                                                  $(15,701,800)                 $ (8,959,700)
   Adjustments to reconcile net loss to net cash used in
    operating activities:
     Depreciation and amortization                          $ 1,176,100                     $   782,100
     Non-cash incentive common stock warrants issued            865,000                               -
     Unrealized gain on marketable securities                   (24,300)                        (18,700)
     (Gain) loss on disposal of equipment                        (1,100)                         42,800
     Non-cash employee retirement plan contribution             740,400                         462,100
     Minority interest in net loss of subsidiaries           (1,164,800)                       (634,100)
     Subsidiary stock issued to pay operating expenses            5,000                               -
     Common stock issued to pay operating expenses              115,300                         178,400
     Increase in accounts receivable                         (1,098,700)                       (268,400)
     Increase in inventory                                   (1,180,000)                       (346,800)
     Increase in other current assets                          (257,500)                        (22,900)
     Increase in other assets                                   (13,500)                        (12,300)
     Increase (decrease) in accounts payable and accrued
      expenses                                                4,293,100                      (1,438,300)
     Increase (decrease) in accrued loss on contracts          (152,000)                        129,100
                                                            -----------                     -----------
     Total adjustments                                                          3,303,200                    (1,147,000)
                                                                            -------------                  ------------
    Net cash used in operating activities                                     (12,398,600)                  (10,106,700)

Cash flows from investing activities:
   Proceeds from sales of marketable securities               1,250,000                       1,952,800
   Capital facilities and equipment expenditures             (3,243,500)                     (1,185,700)
   Purchase of marketable securities                           (150,000)                     (3,633,000)
   Purchase of restricted certificate of deposit               (400,000)                              -
   Capitalized software                                        (255,800)                       (317,500)
   Acquisition of intangible assets                            (501,400)                       (280,000)
                                                            -----------                     -----------
    Net cash used in investing activities                                      (3,300,700)                   (3,463,400)

Cash flows from financing activities:
   Proceeds from issuance of common and preferred stock
    and common stock warrants                                 4,241,500                       6,120,300
   Proceeds from options & warrants exercised                 3,025,900                       2,592,200
   Sale of minority interest in subsidiary                      670,000                       6,199,300
   Principal payments of capital leases                        (302,100)                       (259,400)
   Proceeds from bridge loan & credit line                      120,000                       1,250,000
   Principal payments of bridge loan & credit line                    -                      (1,250,000)
                                                            -----------                     -----------
    Net cash provided by financing activities                                   7,755,300                    14,652,400
                                                                            -------------                  ------------

Net increase (decrease) in cash and cash equivalents                           (7,944,000)                    1,082,300
Cash and cash equivalents at beginning of period                                8,785,700                       981,100
                                                                            -------------                  ------------
Cash and cash equivalents at end of period                                   $    841,700                  $  2,063,400
                                                                            =============                  ============

Noncash investing and financing activities:
   Accrued dividends on Series C preferred stock of
    subsidiary                                                               $    352,000                  $    183,100
   Equipment financed with capital leases                                    $    240,200                  $    169,800
   Accrual of commission for sale of common stock                            $     12,500                  $          -
   Common stock issued to retire deferred and subordinated
    royalties payable to affiliated company                                  $          -                  $  1,000,000
   Issuance of subsidiary stock to pay accrued expenses                      $          -                  $     90,000
   Common stock issued for acquisition of equipment                          $          -                  $     13,500
   Conversion of preferred stock to common stock                             $          -                  $        100


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

   The consolidated financial information as of July 1, 2001 and July 2, 2000 included herein is unaudited but includes all normal recurring adjustments which, in the opinion of management of the Company, are necessary to present fairly the consolidated financial position of the Company at July 1, 2001, the results of its operations for the 39-week periods ended July 1, 2001 and July 2, 2000, and its cash flows for the 39-week periods ended July 1, 2001 and July 2, 2000.

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


Note 2 - Issuance of Common Stock

   During the first quarter of fiscal 2001, holders of 2,900 common stock options exercised their options to purchase common stock of the Company by canceling their other options to purchase 7,100 shares of common stock of the Company valued at $14,400. Holders of 69,300 and 118,400 common stock options exercised their options to purchase common stock of the Company, which resulted in net proceeds of $101,500 and $116,900 during the second and third quarters of fiscal 2001, respectively.

   During the second quarter of fiscal 2001, the Company sold 237,500 shares of Common Stock Units to investors in a private placement. Each Common Stock Unit consists of three shares of common stock of the Company, plus one two-year Warrant to purchase one share of common stock of Silicon Film at $4 per share. The private placement generated net proceeds of $1,306,100.

   During the third quarter of fiscal 2001, the Company sold 651,770 shares of Common Stock to investors in an offering pursuant to a shelf registration declared effective in May 2001, which generated net proceeds of $624,800. In connection with the sale of these shares, the Company granted warrants to purchase 32,589 shares of common stock to agents at an exercise price of $1.23 per share.

   During the third quarter of fiscal 2001, the Company also sold 2,461,538 shares of Common Stock Units to investors in another offering pursuant to its May 2001 shelf registration. Each Common Stock Unit consists of one share of common stock of the Company, plus one four-year Warrant to purchase one share of common stock of the Company at an exercise price of $1.35 per share. In connection with the sale of these Common Stock Units, the Company granted warrants to purchase 246,154 shares of common stock to agents at an exercise price of $1.35 per share. The shelf offering generated net proceeds of $1,520,000.

   During the third quarter of fiscal 2001, the Company also sold 1,416,666 shares of Common Stock Units to investors in another offering pursuant to its May 2001 shelf registration. Each Common Stock Unit consists of one share of common stock of the Company, plus one five-year Warrant to purchase one share of common stock of iNetWorks at an exercise price of $1.00 per share. In connection with the sale of these Common Stock Units, the

Company granted 62,500 Finders' Warrants to agents, each representing the right to purchase one share of the Company's common stock and one share of iNetWorks' common stock at an exercise price of $1.35 and $1.00 per share, respectively. The shelf offering generated net proceeds of $790,600.

   During the third quarter of fiscal 2001, the Company granted 96,000 shares of common stock to an attorney for services provided.


Note 3 - Common Stock Warrants

   During the first quarter, the Company granted warrants to purchase 500,000 shares of the Company's common stock at an exercise price of $2.11 per share to non-employees as incentives. The value of the warrants of $865,000 was calculated using the Black-Scholes valuation model, and was recorded as an expense.

   Warrants to purchase 2,355,200 shares of the Company's common stock were exercised during the first three quarters of fiscal 2001, and generated net proceeds of $2,807,500. Warrants to purchase 45,000 shares of the Company's common stock expired during the first quarter of fiscal 2001.

   Warrants to purchase 2,802,781 were granted to investors and agents during the first three quarters of fiscal 2001 in connection with the issuance of common stock as described in Note 2 above.


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

   In October 2000, the Board of Directors authorized a contribution to the Company's retirement plan, the Employee Stock Bonus Plan ("ESB Plan") in the amount of $206,000, which represented a contribution for the fourth quarter of fiscal year 2000. During the second quarter of fiscal 2001 the Company issued 93,800 shares of common stock to the ESB Plan to satisfy the fourth quarter 2000 contribution.

   During fiscal 2001, the Board of Directors also authorized a contribution to the Company's ESB Plan in the amount of $740,400 for the first, second, and third quarters of fiscal 2001. The Company issued 757,400 shares of common stock in the third quarter to the ESB Plan to satisfy the contributions.

   In March 2001, the Company's stockholders approved the 2001 Stock Option Plan, under which options to purchase an aggregate of 1,500,000 shares may be issued, subject to the limitation that only an aggregate of 375,000 of said shares may be purchasable by officers and directors. Other than this limitation, the terms of the 2001 Stock Option Plan are similar to the 1999 Plan.


Note 5 - Minority Interest in Subsidiaries

   During the first quarter of fiscal 2001, RedHawk sold 1,650,000 shares of its common stock to third parties. The net proceeds of $575,000 from this transaction are reflected in the consolidated cash position of the Company and resulted in a corresponding increase in minority interest in consolidated subsidiaries.

   Warrants to purchase 507,000 shares of RedHawk's common stock were exercised during the second and third quarters of fiscal 2001, which generated net proceeds of $5,700.

   During the second and third quarters of fiscal 2001, holders of 2,675,000 common stock options exercised their options to purchase common stock of iNetWorks, which resulted in net proceeds of $89,300.


Note 6 - Marketable Securities and Cash Equivalents

   The Company's marketable securities consist of investments in short-term, government-backed securities, and commercial paper. The Company determines proper classification of investments at the time of purchase and re-evaluates such designations at each balance sheet date. All marketable securities are classified as held-to-maturity, and are stated at amortized cost. Unrealized gains are included in interest income in the Statements of Operations. Total unrealized gains were approximately $24,300 for the 39-week period ended July 1, 2001.

   For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.


Note 7 - Inventory

      Inventories consist of the following:

                           July 1,     October 1,
                                2001          2000
                          ----------    ----------
     Raw materials        $1,570,800    $1,088,000
     Work in process         948,500       446,100
     Finished goods          238,300        43,500
                          ----------    ----------
          Total           $2,757,600    $1,577,600
                          ==========    ==========


Inventory has been presented above inclusive of allowances for excess and absolete inventories of approximately $1,228,600 and $0 at July 1, 2001 and October 1, 2000, respectively.

Note 8 - Short-term Debt Instruments

   During the third quarter of fiscal 2001, Silicon Film converted a vendor liability into a Promissory Note of $521,200, bearing interest at a rate of 7 percent per annum. The Note and accrued but unpaid interest are due July 30, 2001. In the event the Note remains outstanding after the due date, the vendor has the right to demand alternative payment in the form of 200,000 shares of Irvine Sensors common stock. As of August 31, 2001, Silicon Film was in default, and the vendor had not yet converted the Note.

   Certain Silicon Film payables are secured by Silicon Film patents in the amount of $164,700.

   During the third quarter of fiscal 2001, Novalog obtained a Revolving Credit Line of up to $400,000, bearing interest at a rate of 5 percent above the prime rate. The Credit Line expires on April 22, 2002, at which time all unpaid principal and interest are immediately payable. At July 1, 2001 $120,000 was outstanding under the Credit Line. The Credit Line is collateralized by a $400,000 certificate of deposit.

Note 9 - Recently Issued Accounting Pronouncements

   On July 20, 2001, the Financial Accounting Standards Board (FASB)
issued Statement of Financial Accounting Standards (SFAS) 141, Business
Combinations, and SFAS 142, Goodwill and Intangible Assets.   SFAS 141 is
effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Earlier adoption of SFAS 142 is permitted, and the Company has not yet determined whether it will elect early adoption of the provisions of SFAS 142. Major provisions of these Statements and their effective dates are as follows:

 . All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.
 . Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability
 . Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective September 30, 2002, (or October 1, 2001 if the Company elects early adoption of SFAS 142) all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.
 . Effective September 30, 2002, (or October 1, 2001 if the Company elects early adoption of SFAS 142), goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator
 . All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.


Note 10 - Subsequent Events

   On July 18, 2001, the Company sold 3,333,333 shares of Common Stock Units to investors in another offering pursuant to its May 2001 shelf registration. Each Common Stock Unit consists of one share of common stock of the Company, plus one five-year Warrant to purchase two shares of common stock of iNetWorks at an exercise price of $1.00 per share. In connection with the sale of these Common Stock Units, the Company also issued to agents 131.667 shares of common stock and warrants to purchase 263,334 shares of iNetWorks at an exercise price of $1.00 per share. The shelf offering generated net proceeds of $1,666,666.

   In July 2001 the Company entered into a non-binding letter-of-intent describing preliminary terms for a $55 million equity financing. The proposed financing contemplates the issuance of a new class of Irvine Sensors preferred stock, which will be convertible either into common shares of Irvine Sensors or iNetWorks at the option of the holder, or automatically converted into common stock of iNetWorks upon the earlier of an initial public offering of iNetWorks or

September 30, 2006. Based on the current fully diluted capital structure of ISC and iNetWorks, conversion of the preferred stock will represent an approximate 79% ownership interest in either entity, with protection against dilution, except as a result of subsequent rounds of financing at higher prices. Until the next annual shareholders' meeting, holders of the new preferred stock will have three seats on the Irvine Sensors Board of Directors and five seats on the iNetWorks Board of Directors, both of which will be expanded to nine seats. The transaction is subject to a number of contingencies, including the arrangement of financing satisfactory to the lead investment firm, the satisfactory completion of on-going due diligence, the negotiation and execution of the final terms of a formal stock purchase agreement and the approval of the terms of the transaction by Irvine Sensors' stockholders. In the event the transaction is not consummated under certain circumstances, Irvine Sensors has agreed to pay the new investor firm a "breakup" fee of $1 million in cash or common stock. The terms of the transaction are subject to change.

   Irvine Sensors currently expects to schedule a special meeting of its stockholders to approve and consummate the transaction as expeditiously as possible subject to required legal and regulatory review.


Note 11 - Reportable Segments

   The Company has the following five reportable segments as of July 1, 2001:
Advanced Technology Division (ATD), Novalog, MSI, Silicon Film and Corporate Headquarters. ATD derives most of its revenues from research and development
contracts funded primarily by governmental agencies.    Novalog designs,
develops and sells proprietary integrated circuits ("ICs") and related products for use in wireless infrared communication. MSI develops and sells proprietary micromachined sensors and related electronics. Silicon Film designs and develops proprietary electronic films systems and other digital imaging products and services. Corporate Headquarters provides accounting, inventory control and management consulting services to the consolidated subsidiaries. Corporate revenue consists of charges to the subsidiaries for these services, and corporate assets consist of loans to subsidiaries and goodwill for reacquisition of subsidiary stock.

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

The following information about the five segments is for the 39-week period ended July 1, 2001.

                                                                            Silicon       Corporate
                                    ATD         Novalog         MSI           Film      Headquarters      Other         Totals
                                ------------  ------------  ------------  ------------  -------------  ------------  -------------
Revenues from external
 customers                       $ 3,711,400    $4,347,700   $   108,700   $         -    $         -   $   263,900   $  8,431,700
Intersegment revenue                       -             -             -             -      1,997,900             -      1,997,900
Interest income                            -        21,900             -         1,600        104,200         5,400        133,100
Interest expense                      49,000           700         2,900        75,000         34,700         5,200        167,500
Depreciation                         516,200        47,800       145,000       149,600        108,500       209,000      1,176,100
Segment operating loss            (3,306,400)     (255,000)   (2,380,200)   (4,780,500)    (2,074,500)   (4,055,700)   (16,852,300)
Segment assets                     7,993,400     2,916,000       812,300     4,110,600     29,770,800     1,457,150     47,060,250
Expenditures for segment
 assets                            2,245,900       147,500       122,700       368,200        825,700       530,900      4,240,900

Reconciliation to
 Consolidated Amounts

Revenues
Total revenues for
 reportable segments                                                                                                  $ 10,429,600

Elimination of intersegment
 revenues                                                                                                               (1,997,900)
                                                                                                                      ------------
   Total consolidated revenues                                                                                        $  8,431,700
                                                                                                                      ============

Assets
Total assets for reportable
 segments                                                                                                             $ 47,060,250
Elimination of intersegment
 assets                                                                                                                (29,770,800)
   Total consolidated assets                                                                                          $ 17,289,450
                                                                                                                      ============



The following information about the five segments is for the 13-week period ended July 1, 2001.

                                                                            Silicon       Corporate
                                      ATD         Novalog        MSI          Film      Headquarters      Other         Totals
                                  -----------  ------------  ----------  ------------  -------------  ------------  ------------
Revenues from external
 customers                         $2,215,400    $1,584,500   $  93,100   $         -      $       -   $    37,900   $ 3,930,900
Intersegment revenue                        -             -           -             -        640,600             -       640,600
Interest income                             -         4,200           -             -          3,400           200         7,800
Interest expense                       14,000           700           -        28,400          8,700         1,500        53,300
Depreciation                          199,000        18,300      55,200        60,600         27,000        74,000       434,100
Segment operating loss                (88,100)      (35,800)   (501,500)   (1,955,900)      (280,000)   (1,628,100)   (4,489,400)
Expenditures for segment
 assets                               559,100       113,300      46,500        14,200        119,700       280,300     1,133,100

Reconciliation to
 Consolidated Amounts

Revenues
Total revenues for
 reportable segments                                                                                                 $ 4,571,500

Elimination of intersegment
 revenues                                                                                                               (640,600)
                                                                                                                     -----------
   Total consolidated
    revenues                                                                                                         $ 3,930,900
                                                                                                                     ===========

The following information about the five segments is for the 39-week period ended July 2, 2000.

                                                                             Silicon      Corporate
                                    ATD         Novalog         MSI           Film       Headquarters      Other         Totals
                                ------------  ------------  ------------  ------------  -------------  ------------  -------------
Revenues from external
 customers                       $ 3,216,100    $5,198,000   $    59,200   $         -   $          -   $    99,300   $  8,572,600
Intersegment revenue                       -             -             -             -      2,220,700             -      2,220,700
Interest income                            -           200             -        36,900         72,400             -        109,500
Interest expense                           -           500         1,700        31,000         97,800         4,000        135,000
Depreciation                         453,300        63,900        75,800        96,300         52,300        19,200        760,800
Segment operating loss            (2,372,000)      (70,400)   (2,248,100)   (3,652,200)      (158,600)   (1,063,800)    (9,565,100)
Segment assets                     6,648,800     2,133,600       363,600     4,086,800     17,879,100       768,100     31,880,000
Expenditures for segment
 assets                              500,700        33,800       102,700       757,900         98,800       472,600      1,966,500

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
                                                                                                                      ============


The following information about the five segments is for the 13-week period ended July 2, 2000.


                                                                           Silicon      Corporate
                                     ATD         Novalog        MSI          Film      Headquarters    Other        Totals
                                 ------------  ------------  ----------  ------------  ------------  ----------  ------------
Revenues from external
 customers                        $ 1,145,700    $1,288,800   $  10,400   $         -     $        -  $  49,500   $ 2,494,400
Intersegment revenue                        -             -           -             -      1,128,200          -     1,128,200
Interest income                             -           100           -        36,900         37,900          -        74,900
Interest expense                            -           200         900        11,900         26,700      2,700        42,400
Depreciation                          120,700        17,100      27,500        34,800         52,300      3,200       255,600
Segment operating
 profit (loss)                     (1,085,100)     (164,400)   (955,700)   (1,209,800)        79,300   (481,900)   (3,817,600)
Expenditures for
 segment assets                       348,100             -      34,900       386,800         98,800    417,500     1,286,100

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


Results of Operations

Revenues

   The Company's product sales increased $685,800 or 51% and decreased $317,200 or 6% during the 13 and 39-week periods ended July 1, 2001, respectively compared to the 13 and 39-week periods ended July 2, 2000. Novalog's major customer, Palm Computing, has suffered a dramatic decline in sales in 2001, which has negatively impacted Novalog's sales in fiscal 2001. Third quarter 2001 sales are higher than third quarter 2000 sales, however, due to a temporary capacity limitation at a key supplier during the last half of fiscal 2000.

   The Company's contract research and development revenue increased $750,700 or 66% and $176,300 or 5% during the 13 and 39-week periods ended July 1, 2001, respectively compared to similar periods in fiscal 2000. The increase in contract revenue is attributable to new and expanded contract bookings related to the Company's technology.

   Total revenues increased $1,436,500 or 58% during the 13-week period ended July 1, 2001 compared to the 13-week period ended July 2, 2000 and decreased $140,900 or 2% in the 39-week period ended July 1, 2001, compared to 2000.


Cost of Revenues

   The cost of product sales as a percentage of product sales decreased from 86% to 70% in the 13-week period ended July 1, 2001 compared to the 13-week period ended July 2, 2000, and increased from 74% to 85% in the 39-week period ended July 1, 2001. The decrease in gross margins is primarily due to a change in the Company's consolidated product mixture, which includes RedHawk product sales for the first time and a different level of Microelectronics Products Division sales. Additionally, Novalog's cost of sales increased, and its product mixture changed during the 39-week period ended July 1, 2001 to a greater composition of products with a lower margin.

   Cost of contract revenues as a percentage of contract revenues decreased from 125% in the 13-week period ended July 2, 2000 to 93% in the 13-week period ended July 1, 2001, and from 97% in the 39-week period ended July 2, 2000 to 85% in the 39-week period ended July 1, 2001. The Company's dedication of resources to the development of its proprietary Internet router technology during the first two quarters of fiscal 2001 resulted in a reciprocal shift in indirect overhead from contracts to research and development.

Research and Development

   The Company's expenditures in research and development increased $884,500 or 45% and $3,935,900 or 84% during the 13 and 39-week periods ended July 1, 2001 compared to similar periods in fiscal 2000. The majority of this increase is attributable to the development of Internet router technology related to the Company's iNetWorks subsidiary. The remaining increase is primarily due to continued product development in the Company's other subsidiaries, particularly MSI and Silicon Film. Also, Silicon Film recorded a $1 million adjustment to inventory due to potential obsolescence of purchased parts in anticipation of its EFS-1 release in the third quarter of fiscal 2001.


General and Administrative

   General and Administrative expenses (G&A) increased $632,700 or 36% and $3,114,500 or 49% in the 13 and 39-week periods ended July 1, 2001, respectively, compared to similar periods in fiscal 2000. Several factors contributed to this increase. In November 2000, the Company issued warrants as incentives that resulted in recording a non-recurring, non-cash G&A expense of $865,000. Two of the Company's subsidiaries incurred little or no expenses in the prior year periods, but experienced significant expenses during current periods. The Company's iNetWorks subsidiary, which was founded at the end of fiscal 2000, has incurred significant G&A costs related to managing and marketing the intellectual property related to the Internet router technology. Additionally, the Company's RedHawk subsidiary, founded in March 2000, incurred G&A expenses in managing its product development and marketing its products.


Interest Expense/Interest Income

   Interest expense decreased $17,500 and increased $4,100 in the 13 and 39-week periods ended July 1, 2001, respectively compared to similar periods in fiscal 2000.

   Interest income decreased $67,100 and increased $23,600 in the 13 and 39-week periods ended July 1, 2001, respectively compared to fiscal 2000. The interest income is attributable to the Company's investments in marketable securities purchased in the second and third quarters of fiscal 2000. The Company had sold nearly all investments by the end of the second quarter of fiscal 2001 to fund operations.


Liquidity and Capital Resources

   During the third quarter of fiscal 2001, Novalog obtained a Revolving Credit Line of up to $400,000, bearing interest at a rate of 5 percent above the prime rate, of which $120,000 was outstanding at July 1, 2001. The Credit Line expires on April 22, 2002, at which time all unpaid principal and interest are immediately payable.

   At July 1, 2001, the Company had cash and cash equivalents of $841,700, a working capital deficit of $988,100 and a current ratio of .89 to 1.0. Although there can be no assurances, the Company anticipates that the existing working capital and its projected financing will be sufficient to meet its cash requirements for the near future.

   At July 1, 2001, the Company's total backlog was approximately $6.7 million compared to approximately $4.6 million at July 2, 2000.


Risk Factors

   The future operating results of the Company are highly uncertain, and the following factors should be carefully reviewed in addition to the other information contained in this quarterly report on Form 10-Q and in other public disclosures of the Company.

     Expected Future Losses. The Company's net loss through the 39-week period ended July 1, 2001 was $15.7 million, 80% greater than the comparable period in the previous fiscal year. Furthermore, accounting measurements at interim dates, such as July 1, 2001, inherently rely on greater estimates than those that will be reflected in the audited year end financial statements as of September 30, 2001, which could result in adjustments to prior periods that could further worsen our results. Our subsidiaries, except for Novalog, are continuing to incur significant development expenses without offsetting revenues, resulting in substantial ongoing consolidated operating losses during our current fiscal year. We are not able to accurately forecast when, or if, these subsidiaries may start to realize material revenues to offset this effect. Further, we believe that the scope and duration of the iNetWorks development expenses are likely to be significant during fiscal 2001 and subsequent years, if financing
objectives can be met.   Accordingly, even if our consolidated revenues grow
materially during fiscal 2001 and subsequent years due to growth in subsidiary revenue, our consolidated operating expenses are also likely to increase, resulting in greater losses for the current fiscal year than the last. We do not know whether investors in the public market have adequately reflected these trends and uncertainties in the price of our common stock, or whether the release of interim results during the current fiscal year will result in a material decline in that price

     Shift in Business Focus. Since commencing operations, we have developed technology, principally under government research contracts, for various defense-based applications. Since 1992, we have been implementing a fundamental shift in our business, broadening our focus to include commercial exploitation of our technology. This shift has been manifested by the "carve-out" of the Novalog, MSI, Silicon Film, RedHawk and iNetWorks subsidiaries and the development of various stacked-memory products intended for military and aerospace markets. To date, these changes have developed new revenue sources but have not yet produced consolidated profitability. Because of this limited operating history, there can be no assurances that our present and contemplated future products will be widely accepted in commercial marketplaces.

     Financing Needs. ISC and its subsidiaries have developed business plans for several emerging product areas based on its technologies. The product development and market introduction costs of these products cannot presently be fully funded from internal cash flow. To potentially finance this deficit, the Company has filed a shelf registration statement to facilitate up to $100 million of financing. The Company has received proceeds of approximately $4 million from various placements under this shelf registration, but there can be no assurances that the Company will be able to continue to secure additional financing pursuant to this mechanism, or any other, on acceptable terms. There also can be no assurances that any of ISC's subsidiaries will be able to locate external financing for their business plans on acceptable terms. Absent material financing at either the parent or subsidiary level, or both, the Company will either have to reduce its operations or terminate or reduce support to its subsidiaries, degrading the potential for return on its investments in those subsidiaries to date.

     Nasdaq Listing at Risk. ISC's Common Stock is publicly traded on the Nasdaq SmallCap Market. In the absence of sustained profitability, the Company must meet at least one of the two following standards to maintain its Nasdaq listing; (i) maintenance of its tangible net worth at $2 million or greater or its shareholder's equity at $2.5 million or greater, or (ii) maintenance of a market capitalization figure in excess of $35 million as measured by market prices for trades executed on Nasdaq. On July 12, 2001, Nasdaq notified the Company that the Company was deficient with respect to both these standards based on the Company's balance sheet as of April 1, 2001 and that it has until August 13, 2001 to demonstrate compliance with at least one of these criteria based on updated information or face delisting action. On August 10,2001 the Company was advised by the Nasdaq staff that, based on updated information, the Company had reestablished compliance with the $35 million market capitalization standard. However, ISC's common stock failed to maintain a minimum bid price of $1.00 over 30 consecutive trading days as of July 12, 2001 as required by the Nasdaq SmallCap Market under Marketplace Rule 4310(c)(4). Therefore, in accordance with Marketplace Rule 4310(c)(8)(B), the Company has been provided 90 calendar days, or until October 10, 2001 to regain compliance with this Rule. If at anytime before October 10, 2001, the bid price of the Company's common stock is at least $1.00 for a minimum of 10 consecutive trading days, Nasdaq will determine if the Company complies with the Rule. If ISC fails to meet the maintenance requirements, its common stock would come within the definition of "penny stock" as defined in the Securities Exchange Act of 1934, as amended (the "Exchange Act") and be covered by Rule 15g-9 of the Exchange Act. That Rule imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors. From transactions covered by Rule 15g-9, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, Rule 15g-9, if it were to become applicable, would affect the ability or willingness of broker-dealers to sell ISC's securities and therefore would affect the ability of shareholders to sell their securities in the public market and the Company's ability to finance its business plans. There can be no assurances that the Company will be able to meet these requirements and regain compliance. If the Company is able to meet these requirements and avoid delisting, there can be no assurances that the Company will be able to maintain its compliance in the future.

     Equity Capital Structure. At July 1, 2001, the Company had 55,375,400 common shares issued and outstanding and an aggregate of approximately 7,773,800 shares were reserved for issuance upon conversion of convertible securities, and upon exercise of outstanding warrants and stock options. The Company's stockholders authorized, in March 2001, an increase in the number of the Company's authorized common shares to 80,000,000, resulting in approximately 16,850,800 remaining unreserved common shares at July 1, 2001. There can be no assurances that this amount will be sufficient to facilitate the financing of all of the Company's existing and planned commercial initiatives. The Company does not presently have sources of significant debt financing.

     Third-Party Financing of Subsidiaries.   The financing of the Company's
Novalog, Silicon Film and RedHawk subsidiaries to date have involved significant sales of minority equity interests. The Company has repurchased a substantial portion of the minority equity interests of Novalog, but does not now have sufficient discretionary capital to continue this practice with respect to Novalog or any other subsidiary or to adequately finance the future business plans of any of its subsidiaries. The Company's subsidiaries, including iNetWorks, are seeking to sell additional equity interests to finance at least some portion of their business plans. The Company's ability to enjoy the benefits of any potential increase in value on the part of its subsidiaries can be greatly reduced by third-party financings. This is true both because of reduced equity interests in the subsidiaries and because the Company's control of its subsidiaries is lessened or eliminated. Significant third-party investment in the Company's subsidiaries will likely result in third-party investors receiving subsidiary board representation and/or protective covenants that could result in the Company losing voting control of its subsidiaries. Silicon Film closed a third party financing involving such features plus additional investor protections. This financing reduced the Company's ownership interest in Silicon Film to slightly above 50% as of July 2001 and below 40% after the potential effect of warrant and option exercises. Additional dilution could be experienced due to default or anti-dilution provisions of Silicon Film's financing or a subsequent IPO, if one were to occur. Third-party financings of subsidiaries inherently complicate the Company's fiduciary and contractual obligations and could leave the Company more vulnerable to potential future litigation. The outcome of litigation is inherently unpredictable, and even the costs of prosecution could have a materially adverse effect on the Company's results of operations.

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

     Protection of Proprietary Information. ISC and its subsidiaries treat technical data as confidential and rely on internal nondisclosure safeguards, including confidentiality agreements with employees, and on laws protecting trade secrets, to protect proprietary information. There can be no assurance that these measures will adequately protect the confidentiality of the proprietary information of ISC or its subsidiaries or that others will not independently develop products or technology that are equivalent or superior to those of ISC or its subsidiaries. ISC or its subsidiaries may receive in the future communications from third parties asserting that the products of ISC or its subsidiaries infringe the proprietary rights of third parties. There can be no assurance that any such claims would not result in protracted and costly litigation. There can be no assurance that any particular aspect of the technology owned by ISC or its subsidiaries will not be found to infringe the products of other companies. Other companies may hold or obtain patents or inventions or may otherwise claim proprietary rights to technology useful or necessary to ISC's or its subsidiaries' business. The extent to which ISC or its subsidiaries may be required to seek licenses under such proprietary rights of third parties and the cost or availability of such license cannot be predicted. While it may be necessary or desirable in the future to obtain licenses relating to one or more of its proposed products or relating to current or future technologies, there can be no assurance that ISC or its subsidiaries will be able to do so on commercially reasonable terms.

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

     Dependence on Key Personnel. ISC and its subsidiaries will depend to a large extent on the abilities and continued participation of certain key employees. The loss of key employees could have a material adverse effect on the businesses of ISC and its subsidiaries. ISC and its subsidiaries have adopted employee Stock Option Plans designed to attract and retain key employees. The value of such options to the subsidiaries will be strongly tied to the timing of any future IPO's, of which there can be no assurance, and there can, accordingly, be no guarantee of the efficacy of such options in retaining key employees. ISC believes that, as its activities and those of its subsidiaries increase and change in character, additional, experienced personnel will be required to implement the business plans of ISC and its subsidiaries. Competition for such personnel is intense and there is no assurance that they will be available when required, or that ISC or its subsidiaries will have the ability to attract them.

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



                                        Irvine Sensors Corporation

                                           (Registrant)



Date: August 15, 2001              By:     /s/ John J. Stuart, Jr.

                                   John J. Stuart, Jr.
                                   Chief Financial Officer
                                   (Principal Accounting Officer)