Form 10-K405
period 2001-09-30
IRVINE SENSORS CORP/DE/
filed 2001-12-31
CIK 357108

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934
         For the fiscal year ended September 30, 2001

                                       OR

[_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR
         15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
         For the transition period from _________ to _________.

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

Yes   X         No _____
    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

To the extent known by the registrant, the aggregate market value of the Common Stock held beneficially by non-affiliates of the registrant was approximately $5.5 million based on the closing sales price on December 20, 2001 as reported by the Nasdaq SmallCap Market. As the Preferred Stock is not publicly traded it has not been included in the computation.

As of December 20, 2001, there were 4,923,215 shares of Common Stock outstanding.

Documents Incorporated by Reference:

Part III incorporates by reference certain information contained in the Registrant's Definitive Proxy Statement to be used in connection with the Registrant's 2002 Annual Meeting of Stockholders.

                           IRVINE SENSORS CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS

                                                                                                          PAGE
PART I
   Item 1.   Business ...................................................................................   4
   Item 2.   Properties .................................................................................  15
   Item 3.   Legal Proceedings. .........................................................................  15
   Item 4.   Submission of Matters to a Vote of Security Holders. .......................................  15

PART II
   Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters ......................  16
   Item 6.   Selected Financial Data ....................................................................  16
   Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations ......  18
   Item 7A.  Quantitative and Qualitative Disclosures About Market Risk .................................  20
   Item 8.   Financial Statements and Supplementary Data ................................................  20
   Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .......  20

PART III
   Item 10.  Directors and Executive Officers of the Registrant .........................................  21
   Item 11.  Executive Compensation .....................................................................  21
   Item 12.  Stock Ownership of Certain Beneficial Owners and Management ................................  21
   Item 13.  Certain Relationships and Related Transactions .............................................  21

PART IV
   Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K ............................  22

Signatures. .............................................................................................  24

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements regarding Irvine Sensors Corporation and its subsidiaries (collectively, the "Company"), which include, but are not limited to, statements concerning projected revenues, expenses, gross profit and income, market acceptance of the Company's products, the competitive nature of the Company's business and its markets, the success and timing of new product introductions and commercialization of the Company's technologies, the need for additional capital, and the success of pending litigation. These forward-looking statements are based on the Company's current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us. Words such as "anticipates," "expects," "intends," "plans," "predicts," "potential," "believes," "seeks," "estimates," "should," "may," "will" and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Such factors include, but are not limited to the following:

     . the ability of the Company to introduce new products, gain broad market acceptance for such products and ramp up manufacturing in a timely manner;
     . the ability of the Company to secure additional research and development contracts;
     .    the pace at which new markets develop;
     . the response of competitors, many of whom are bigger and better financed than the Company;
     . the Company's ability to successfully execute its business plan and control costs and expenses;
     .    the availability of additional financing;
     . the Company's ability to establish strategic partnerships to develop the business of its subsidiaries;
     .    the depressed market capitalization of the Company;
     .    general economic and political instability; and
     . those additional factors which are listed under the section "Risk Factors" at the end of Item 7 of this Report.

The Company does not undertake any obligation to revise or update publicly any forward-looking statements for any reason.

                                    PART I.
                                    ------

Item 1. Business

GENERAL

The Company is involved in various business activities related to miniaturized electronics and the applications thereof. The Company is organized into the following primary business groups:


Irvine Sensors Corporation
--------------------------

Irvine Sensors Corporation ("ISC") develops proprietary technologies to produce extremely compact packages of solid state microcircuitry, which ISC believes offer volume, power, weight and operational advantages versus less miniaturized alternatives. These advantages result from ISC's ability to assemble microelectronic chips in a three-dimensional "stack" instead of alongside each other on a flat surface, as is the case with more conventional methods. These stacking technologies have also led to ISC's development of collateral technologies for the design of low power and low noise chips, thinning of chips and various specialized applications of chips and stacked chip assemblies in a variety of fields, including wireless infrared transmission, miniaturized sensors, image processing, digital photography and internet data transmission and switching.

ISC's core chip-stacking technology was originally conceived and developed as a means of addressing the demands of space-based surveillance. However, the degree of miniaturization potentially realizable from ISC's technologies has attracted research and development sponsorship from various government funding agencies for a wide variety of potential military and space applications, including but not limited to stacked memories, embedded systems, miniaturized cameras and other communications and electro-optical systems. For much of its operating history, ISC derived most of its revenues from such funded research and development, conducted by its Advanced Technology Division ("ATD"). The Company also has an operating division, MicroElectronics Product Division ("MPD"), which was organized to build and sell specialized stacked chip products. MPD has not been a material contributor to the Company's historical consolidated revenues. In recent years, ISC has sought to commercialize some of its technologies by creating independently managed subsidiaries that can pursue their own financing strategies separately from the parent. For the last three years, ISC has received a significant share of its consolidated revenues from one such subsidiary, Novalog, Inc. ("Novalog"). Other than Novalog, none of ISC's other commercial subsidiaries have contributed material revenues or earnings to the Company's consolidated results, and the Company has significantly reduced its investments in subsidiaries since mid-fiscal 2001.

ISC formed Novalog in October 1995 to commercially exploit its low power chip technology as applied to wireless infrared data transmission. In April 1997, ISC formed a subsidiary, MicroSensors, Inc. ("MSI"), to commercially exploit its technologies for low noise readout electronics and miniaturized inertial sensors. In June 1998, ISC formed a subsidiary, Silicon Film Technologies, Inc. ("Silicon Film"), to commercially exploit some of its digital photography technologies. Silicon Film suspended operations in September 2001 and is presently in liquidation. In March 2000, ISC formed a subsidiary, RedHawk Vision Systems, Inc. ("RedHawk"), to commercially exploit its technologies for digitally extracting video data. In October 2000, ISC formed a subsidiary, iNetWorks Corporation ("iNetWorks"), to commercially exploit its chip-stacking technologies to develop proprietary switches and routers for Internet and telecommunications networks.

ISC was incorporated in California in December 1974 and was reincorporated in Delaware in January 1988. Its principal executive offices are located at 3001 Redhill Avenue, Building 4, Costa Mesa, California 92626, and its telephone number is (714) 549-8211.


Novalog, Inc.
------------

Novalog is a consolidated subsidiary of ISC that designs, develops and sells proprietary integrated circuits ("ICs") and related products for use in wireless infrared communication. Novalog's initial products, trademarked SIRComm(TM), SIR2(TM), MiniSIR(TM) and MiniSIR2(TM), enable infrared, line-of-sight data transfer between computers, electronic organizers, printers, modems and other electronic devices that have compatible ports. Novalog is an active participant in the Infrared Data Association ("IrDA"), which establishes the hardware and software protocols for such products. Novalog believes its products have advantages in terms of power consumption, dynamic range, size and economics as compared to the products of its competitors. Novalog has shipped its products in millions of units to manufacturers servicing the IrDA marketplace and, although there can be no assurance, management anticipates growing demand for such products over the long term. However, Novalog's revenues declined from approximately $6.3 million in fiscal 2000 to approximately $4.5 million in fiscal 2001, largely as a result of a decline in the business of, Palm Computing. In fiscal 2001 and 2000, Novalog accounted for approximately 42% and 59% of the Company's consolidated revenues, respectively.

MicroSensors, Inc.
-----------------

MSI is a consolidated subsidiary of ISC that was formed to develop and sell proprietary micromachined sensors and related electronics. Micromachining involves the use of semiconductor manufacturing processes to build electromechanical devices with feature sizes measured in microns or fractions thereof. As prices have declined for micromachined devices, such solid-state units have migrated from initial aerospace and military applications to automotive, industrial process-control and medical applications. MSI is developing a proprietary micromachined inertial sensor, the Silicon MicroRing Gyro(TM). MSI has demonstrated prototypes of this device and is currently conducting funded testing of its prototypes for potential strategic partners. MSI has also developed a proprietary 3-axis silicon accelerometer that is being evaluated by potential strategic partners. In addition to inertial sensors, MSI intends to offer Application Specific Integrated Circuits ("ASICs") designed to read out micromachined sensors and other electronic systems. MSI has shipped engineering samples, qualification lots and small production volumes of a proprietary Universal Capacitive Readout(TM) ("UCR"(TM)) ASIC product to customers. The Company believes that there are many uncertainties surrounding the development of MSI's business, including the risk that large companies may be reluctant to purchase critical parts of the nature that MSI is developing from a small company. This may be true even if MSI succeeds in surmounting all of the developmental challenges it currently faces. MSI accounted for less than 1% of the Company's consolidated revenues in fiscal 2001.


RedHawk Vision, Inc.
-------------------

RedHawk Vision, Inc. is a consolidated subsidiary of ISC formed to design and sell personal computer software tools that digitally enhance video data and extract improved quality images from any video source including personal camcorders, the Internet and television. RedHawk has realized limited revenues from an initial version of this software intended for professional use. RedHawk is seeking strategic partners to facilitate the further development of its software for broader consumer applications. Pending such arrangements, the success of which can not be assured, RedHawk is maintaining a minimal operating status. RedHawk did not generate any significant revenues in fiscal 2001.


iNetWorks Corporation
---------------------

iNetWorks Corporation is a consolidated subsidiary of ISC organized in October 2000 to develop proprietary switches and routers for Internet and telecommunications networks. iNetWorks is a development stage company and has not yet generated revenues. iNetWorks is seeking strategic partnerships and financing to support its development plans. There can be no assurances that such search will be successful.


Silicon Film Technologies, Inc.
------------------------------

Silicon Film Technologies, Inc. is a former consolidated subsidiary of ISC organized in June 1998 to develop and sell proprietary electronic film systems and other digital imaging products and services. Silicon Film suspended operations in September 2001 and filed for liquidation through bankruptcy proceedings in October 2001. All financial statements and schedules of Irvine Sensors have been restated to reflect the discontinuance of Silicon Film's operations.


Subsidiaries' Capital Structure
-------------------------------

The capital structure and ownership of ISC's subsidiaries vary depending on the extent to which the subsidiaries have received equity financing from third-party sources rather than ISC. As of September 30, 2001, ISC's ownership of the issued and outstanding Common Stock of Novalog, MSI, RedHawk and iNetWorks was approximately 95%, 98%, 70% and 95%, respectively. Assuming the exercise of all of the outstanding options and warrants and additional options that may be granted under existing option plans, ISC's ownership of these subsidiaries would be approximately 66%, 57%, 51% and 76%, for Novalog, MSI, RedHawk and iNetWorks, respectively. Novalog, MSI, RedHawk and iNetWorks all have substantial intercompany debts payable to ISC. In the event that these subsidiaries are successful in attracting additional third-party equity financing, it is possible that ISC may be required or may elect to convert these obligations into additional equity securities of these subsidiaries.


Products and Technology
-----------------------

The Company has a wide variety of technologies that have been derived from its early entry into the field of chip stacking. The Company has sought to commercially exploit many of these technologies through subsidiaries organized to meet the needs of varying markets.

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

The Company also has chip design technology relating to electronic readouts that it is seeking to exploit through its MSI subsidiary. MSI has introduced a UCR ASIC intended for use by manufacturers of micromachined products. MSI has shipped engineering samples, qualification volumes and small production volumes of the UCR to various customers. MSI has also developed a proprietary inertial sensor, the Silicon MicroRing Gyro, intended to provide an inexpensive means to measure angular motion for a wide variety of potential applications. Prototypes of the Silicon MicroRing Gyro are presently being tested to the specifications of potential strategic partners. In September 1999, a United States patent, assigned to MSI, was granted covering the design of the Silicon MicroRing Gyro. The commercial exploitation, if any, of the Silicon MicroRing Gyro is expected to be paced by product design-in lead times of customers, principally Original Equipment Manufacturers ("OEMs"). Similarly, MSI has also developed a proprietary 3-axis silicon accelerometer that is currently being evaluated by potential strategic partners that is also paced by OEM schedule considerations. As a result, the Company does not project material contributions to its consolidated revenue from these products during fiscal 2002. Furthermore, until potential customers and strategic partners more fully evaluate the prototypes of the Silicon MicroRing Gyro and the 3-axis accelerometer, the Company is not in a position to project when, or if, material revenues will be realized from these products thereafter.

In March 2000, the Company formed its RedHawk subsidiary to exploit its proprietary software technology for extracting quality still photographs from any video source. In September 2000, RedHawk introduced an initial version of its software primarily intended for use by professionals in the video and photographic industries. RedHawk is seeking strategic partners and financing to develop more widely accessible versions of this product. Pending such strategic relationships, an outcome that cannot be guaranteed, RedHawk's operations and revenues are minimal.

In October 2000, the Company formed its iNetWorks subsidiary to exploit its proprietary chip-stacking technology, combined with superconducting chip technology, to develop ultra-high-speed switches and routers for Internet and telecommunications networks. The Company has sought and received government-funded research and development to support the development of its technology related this router technology while iNetWorks seeks appropriate strategic and financial partners. The Company anticipates that development of this technology for its intended application will require substantial additional financial resources, which may not be available on acceptable terms, if at all.

In addition to the products developed through its subsidiaries, the Company has developed a family of standard products consisting of stacked chips, both packaged and unpackaged, and believes that its chip stacking technologies can offer demonstrable benefits to designers of systems that incorporate numerous integrated circuits, both memory and otherwise, by improving speed and reducing size, weight and power usage. In addition, since ISC's technology reduces the number of interconnections between chips, potential system failure points can also decrease. However, the Company only started to generate significant revenues from these products late in fiscal year 2001, and accordingly, cannot assure you that such products will ever achieve broad market acceptance.

The Company believes that the features achievable with its chip stacking technology will have application in space and in aircraft in which weight and volume considerations are dominant, as well as in various other applications in which portability is required and speed is important. The Company is seeking to exploit its highest density chip stacking technology through the sale of funded development and products to high end, high margin government and commercial users to whom the technical improvement will be most valuable. While these applications tend to involve lower unit volume, the potential sales are anticipated to be at significantly higher prices than many applications involving high volume production. While the Company has existing relationships with some of the potential customers in this market, it is not presently generating significant revenues from such sales and may not be able to do so in the future.

Since fiscal 1995, the Company has been shipping quantities of its stacked unpackaged chip products, largely stacked memory, to customers for both government and commercial purposes. However, the Company may to able to market such products for widespread applications. The Company intends to continue to market infrared sensing devices for surveillance, acquisition, tracking and interception applications for a variety of Department of Defense ("DOD") and NASA missions.

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

Potential Product Application
-----------------------------

Miniaturized Cameras. Several of the Company's research and development contracts have involved the miniaturization of imaging devices. This work has led to the development of potential products, particularly as related to low-power, rugged infrared cameras. A combination of the Company's miniaturization activities with the advanced electronic packaging available using its chip stacking has led to the development of an "instant-on" infrared camera that overcomes power limitations of competitive approaches.

Embedded Systems. In fiscal 1998, the Company commenced exploration of a technology to stack chips of different functionality and dimensions within the same chip stack, in effect creating a complete, miniaturized electronic system that can be embedded in a higher-level product. The Company refers to this new technology as "NeoStack." In fiscal 1999, a U.S. patent was granted on the Company's NeoStack technology. The Company initially demonstrated its NeoStack technology to support a government program to develop a wearable computer. The Company is presently developing potential commercial applications of this technology under government contract. The Company's NeoStack technology is also central to the development of Internet and telecommunications routers being undertaken by its iNetWorks subsidiary. The Company believes, but cannot assure, that its NeoStack approach will offer advantages in terms of compactness and power consumption to developers of a wide variety of embedded computer and control systems. However, the Company has not yet developed this technology to the point at which it can make forecasts of potential revenue, if any, resulting from its licensing or application by OEMs.

Neural Networks. The Company has received a number of material contracts from government agencies regarding the development or artificial neural networks. Neural networks contain large numbers of sensing nodes which continuously interact with each other, similar to the way that the neurons of a human brain interact to process sensory stimuli. Neural networks are the subject of scientific inquiry because pattern recognition and learning tasks, which humans perform well, and computers perform poorly, appear to be dependent on such processing. Neither conventional computers nor advanced parallel processors have the interconnectivity needed to emulate neural network processing techniques. The Company is presently pursuing additional contracts under which it would deliver demonstration products to various branches of the DOD incorporating such technology. The Company believes its chip stacking technology offers a way to achieve the very high levels of interconnectivity necessary to construct an efficient artificial neural network. While the full embodiment of its neural network technology is not expected to yield near-term products for the Company, the Company intends to continue to pursue research and development in this area in order to broaden the potential application of the technology.

Manufacturing
-------------

The Company's hardware subsidiaries use contract manufacturers to fabricate and assemble their products. Novalog and MSI use semiconductor fabrication and related manufacturing sources that are widely available worldwide. RedHawk's software products are manufacturable by either RedHawk itself or external vendors. iNetWorks does not yet manufacture products and is seeking strategic partners to provide manufacturing support in the future.

The Company's ultra-high-density stacking technology involves a standard manufacturing process which fabricates cubes comprising approximately 50 die layers along with ceramic cap and base substrates laminated with an extremely thin adhesive layer and interconnected with a thin-film bus metalization to bring the chip input/output signals out to the top surface of the stacks. The cubes are then segmented or split into subsections as required for the particular product configuration being built. Finally, the cubes, mini-cubes or short stacks are burned in, tested, graded, kitted for packaging, out-sourced for packaging and screening, and returned for final test. The Company's facility is designed for low volume and prototype production of such parts.

In the last several years, the Company has introduced more cost competitive products manufactured with current state-of-the-art manufacturing technologies. The Company uses outside third party qualified source vendors for the manufacturing of these products.

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

Backlog
-------

At November 26, 2001, the Company's consolidated funded backlog was approximately $1.8 million compared to approximately $6.1 million at November 26, 2000. The Company anticipates that all of its current funded backlog will be filled in fiscal 2002. In addition, the Company has unfunded backlog on contracts which typically are funded when the previously funded amounts have been expended. The Company is also continuing to negotiate for additional research contracts and commercial product sales, which, if obtained, could materially increase its backlog. Failure to obtain these contracts in a timely manner, or at all, could materially and adversely affect the Company's business, financial condition and results of operations.

Customers and Marketing
-----------------------

The Company's Advanced Technology Division primarily focuses its marketing efforts directly on U.S. military agencies or contractors to those agencies. The Company intends to continue to seek and prepare proposals for additional contracts. The Company also develops potential non-military uses of its technology. The Company believes that there will be more emphasis and funds directed to advanced technology systems and research programs for which the Company believes it is qualified to compete. The Company believes that it may be successful in competing for some potential programs.

The Company's Novalog subsidiary markets its products directly to original equipment manufacturers ("OEM's") that supply infrared communications devices complying with the standards of the Infrared Data Association ("IrDA"). The Company believes that Novalog's active participation in IrDA facilitates its marketing to those customers.

MSI's products and its related marketing are directed toward three commercial areas: (i) customers with a need for ASICs; (ii) OEMs that have a need for the cost and performance features that could be provided by MSI's Silicon MicroRing Gyro, with particular emphasis toward manufacturers of electronic toys and games, industrial monitoring equipment, medical instrumentation and automotive markets; and (iii) the manufacturers of micromachined sensors who may be able to utilize MSI's UCR general purpose ASIC designed to support a variety of sensors requiring high accuracy capacitive readout and control electronics. Because of the scale of many of these markets, MSI is focused on securing strategic partnerships with significant, existing market presence in these areas to market its products.

RedHawk has focused its initial marketing effort on high-end users of professional photo-editing software. RedHawk's initial product has been designed as a plug-in to such software. RedHawk is presently seeking strategic partners to facilitate the development and marketing of stand-alone versions of its software to address broader market opportunities.

iNetWorks ultimate target market is expected to be OEMs and carriers that support the Internet and telecommunications infrastructure. It is presently seeking strategic relationships with such entities to facilitate the development and marketing of its contemplated products.

In fiscal 2001, direct contracts with the U.S. government accounted for 42% of the Company's consolidated revenues and second-tier government contracts with prime government contractors accounted for 9% of the Company's consolidated revenues. The remaining 49% of the Company's consolidated revenues was derived from non-government sources. During fiscal 2001, revenues derived from the U.S. Navy, Manufacturer's Services Limited and Citizen Electronics for approximately 32%, 12% and 10% of total consolidated revenues, respectively. Loss of any of these customers would have a material adverse impact on the Company's business, financial condition and results of operations. No other customer accounted for more than 10% of the Company's consolidated revenues for fiscal 2001.

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

Competition
-----------

The demand for high performance semiconductors has produced a wide variety of competitors and competitive systems, ranging from various three-dimensional designs to highly dense two-dimensional designs. For most commercial applications, the principal competitive factor for such products is the cost premium over less densely packaged electronics. For some applications in which volume and weight are critical, such as space or avionics, density becomes the principal competitive factor. Many of the Company's competitors are believed to be better financed, more experienced and organizationally stronger than the Company. Accordingly, the Company may not be able to successfully compete in such markets.

The Company is aware of three large companies that have developed or acquired competing approaches to chip stacking. They are Texas Instruments, Inc. (TI), Thompson CSF and Vertical Circuits, Inc., a subsidiary of TRW Inc. In addition, there are several small companies and divisions of large companies that have various technologies for stacking a limited number of chips.

The Company is also aware of many companies that are currently servicing the military market for electro-optical sensors of the type that the Company's products are also designed to support. The principal competitive factor in this business area is the performance sensitivity and selectivity achievable by alternative sensor approaches and designs. Competitors to the Company include Texas Instruments, Inc., Lockheed Martin Corporation, Raytheon, Litton Industries, Infrared Industries, Inc., EG&G Judson, OptoElectronics-Textron, Inc. and Boeing Corporation. The Company believes that most of its competitors in this area have financial, labor and capital resources greater than those of the Company, and accordingly, the Company may not be able to compete successfully in this market.

Novalog currently competes with several companies that service the market for serial infrared detectors. For battery-powered applications, the principal competitive factors are costs and power consumption. For desktop and related applications, the principal competitive factor is the speed of data transmission achievable. Novalog believes it has competitive advantages in the battery-powered applications. Competitors to Novalog in this sector include Agilent and Vishay Intertechnology, Inc., among others, all of whom have financial, labor and capital resources greater than those of Novalog.

MSI competes with several larger competitors relating to its Silicon MicroRing Gyro, including Delco Electronics, Motorola, Bosch Corporation, Siemens and Systron-Donner. The principal competitive factor for these applications is believed to be cost. The expected costs for MSI's MicroGyro and Accelerometer products are anticipated to provide a significant competitive advantage through a lower market price. MSI has no present knowledge of competitors planning to introduce ASICs competitive to its UCR product, but given the widespread availability of integrated circuit design capabilities in the electronics industry, the emergence of competitive products is believed to be likely. To address these competitive challenges, MSI is seeking strategic partners with appropriate market presence and financial resources.

RedHawk is aware of some competitive software products intended to capture still photographs from video and the existence of a number of hardware applications to achieve this result, but not presently at the quality level achievable with the RedHawk software. RedHawk is seeking strategic partners to enhance its ability to compete in this market.

iNetWorks is directly addressing the market currently dominated by Cisco Systems, Inc. that also includes such strong competitors as Juniper Networks, Inc. Given the size and growth of the market opportunity, iNetWorks expects to face numerous large competitors of this nature with respect to its planned router product and may not be able to compete successfully in this market.


Research and Development
------------------------

The Company believes government and commercial research contracts will provide a portion of the funding necessary for continuing development of some of its products. However, the manufacture of stacked circuitry modules in volume will require substantial additional funds, which may involve additional equity or debt financing or a joint venture, license or other arrangement. Furthermore, the development of some of the products of its subsidiaries, particularly iNetWorks, is likely to require substantial external funding. There can be no assurance that sufficient funding will be available from government or other sources or that new products of the Company or its subsidiaries will be successfully developed for volume production.

The Company's expenditures for research and development for the fiscal years ended September 30, 2001, October 1, 2000 and October 3, 1999 were $5,951,700, $4,980,400 and $3,228,800 respectively. These expenditures of Company funds were in addition to the Company's cost of revenues associated with its customer-sponsored research and development activities. The spending levels of Company funds on research and development compared to its overall expenses are indicative of the Company's resolve to maintain its competitive advantage by developing new products and improving upon its existing technology.

The Company has funded its research and development activities primarily through contracts with the federal government and with funds from the Company's public and private stock offerings.

Patents, Trademarks and Licenses
--------------------------------

The Company has a policy of protecting its investment in technology by seeking to obtain, where practical, patents on the inventions made by its employees. As of September 30, 2001, 55 U.S. and foreign patents have been issued and other U.S. and foreign patent applications are pending. Foreign patent applications corresponding to several of the U.S. patents and patent applications are also pending. There is no assurance that additional patents will issue in the U.S. or elsewhere. Moreover, the issuance of a patent does not carry any assurance of successful application, commercial success or adequate protection. There is no assurance that the Company's existing patents or any other patent that may issue in the future would be upheld if the Company seeks enforcement of its patent rights against an infringer or that the Company will have sufficient resources to prosecute its rights, nor is there any assurance that patents will provide meaningful protection from competition. In addition, if others were to assert that the Company is using technology covered by patents held by them, the Company would evaluate the necessity and desirability of seeking a license from the patent holder. There is no assurance that the Company is not infringing on other patents or that it could obtain a license if it were so infringing.

The products and improvements that the Company develops under government contracts are generally subject to royalty-free use by the government for government applications. However, the Company has negotiated certain "non-space" exclusions in government contracts and has the right to file for patent protection on commercial products which may result from government-funded research and development activities.

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


Employees
---------

As of December 20, 2001, the Company, including its consolidated subsidiaries, had 90 full-time employees and 8 consultants. Of the full-time employees, 75 were engaged in engineering, production and technical support, 5 in sales and marketing and 10 in finance and administration. None of the Company's employees is represented by a labor union, and the Company has experienced no work stoppages due to labor problems. The Company considers its employee relations to be good.

Risk Factors
------------

The future operating results of the Company are highly uncertain. Before deciding to invest in the Company or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this Report and in the Company's other filings with the Commission, including any subsequent reports filed on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known to the Company or that the Company currently deems immaterial may also affect its business and results of operations. If any of these risks actually occur, the Company's business, financial condition or results of operations could be seriously harmed. In that event, the market price for the Company's Common Stock could decline and you may lose all or part of your investment.

History of Substantial Losses. We experienced net losses of $14.6 million for the year ended September 30, 2001, $15.0 million for the year ended October 1, 2000 and $9.1 million for the year ended October 3, 1999. In recent years, much of the losses were incurred as a result of the Company's significant investments in development stage operating subsidiaries. While the Company has significantly reduced its investments in its subsidiaries, it anticipates that it will continue to generate net losses in the future and cannot assure you that it will be able to achieve or sustain profitability on a quarterly or annual basis in the future. In addition, because a large portion of the Company's expenses are fixed in advance, the Company generally is unable to reduce its expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. As a result, the Company may continue to experience net losses, which would make it difficult to fund its operations and achieve its business plan, and could cause the market price of the Company's Common Stock to decline.

Additional Capital Needs. The Company has generated significant net losses in recent periods, and experienced negative cash flows from operations in the amount of $10.2 million for the year ended September 30, 2001. The Company anticipates that it may need to raise additional capital in the near future to fund product development and market introduction costs of emerging products. The Company cannot assure you that any additional capital may not be available on a timely basis, on acceptable terms, or at all.

The Company's capital requirements will depend on many factors, including:

     .    its ability to control costs;
     . its ability to commercialize its technologies and achieve broad market acceptance for such technologies;
     . its ability to procure additional government research and development contracts;
     . research and development funding requirements, and required investments in the Company's subsidiaries;
     .    increased sales and marketing expenses;
     . technological advancements and competitors' response to the Company's products;
     .    capital improvements to new and existing facilities;
     .    the Company's relationships with customers and suppliers; and
     . general economic conditions including the effects of the current economic slowdown and international conflicts.

If the Company's capital requirements are materially different from those currently planned, the Company may need additional capital sooner than anticipated. Additional funds may be raised through borrowings, other debt or equity financings, or the divestiture of business units or select assets. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of the Company's stockholders will be reduced and such securities may have rights, preferences and privileges senior to the Company's Common Stock. Additional financing may not be available on favorable terms or at all, particularly in view of the significant decline in the market capitalization of the Company. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to develop or enhance our products, expand its sales and marketing programs, take advantage of future opportunities or respond to competitive pressures.

Potential Delisting from Nasdaq; Penny Stock. ISC's Common Stock is publicly traded on the Nasdaq SmallCap Market. Among other requirements, to maintain this listing the common stock of the Company must trade above $1 per share. As of July 12, 2001, the Company's stock had failed to meet this criterion for over 30 consecutive trading days. Therefore, in accordance with Marketplace Rule 4310(c)(8)(B), the Company was notified by Nasdaq that it had 90 calendar days, or until October 10, 2001 to regain compliance with this Rule by reestablishing a trading price of $1 per share or greater for 10 consecutive trading days. To regain compliance, the Company sought and received approval from stockholders to effectuate a 1-for-20 reverse split of its common stock that became effective September 26, 2001, resulting in recompliance by the Nasdaq deadline. However, subsequent to the reverse split, the Company's stock has traded close to the $1 per share minimum standard, and there is no assurance that the market price will continue to meet Nasdaq minimum standards in the future. In addition to the price requirement, in the absence of sustained profitability, the Company must also meet at least one of the two following additional standards to maintain its Nasdaq listing; (i) maintenance of its tangible net worth at $2 million or greater or its stockholders' equity at $2.5 million or greater, or (ii) maintenance of a market capitalization figure in excess of $35 million as measured by market prices for trades executed on Nasdaq. On July 12, 2001, Nasdaq notified the Company that the Company was deficient with respect to both these additional standards based on the Company's balance sheet as of April 1, 2001. On August 10, 2001, the Company was advised by the Nasdaq staff that, based on updated information, the Company had reestablished compliance with the $35 million market capitalization standard.

However, the subsequent decline in the price of ISC's Common Stock resulted in another deficiency notice from Nasdaq on August 30, 2001. In December 2001, the Company was notified by Nasdaq that it had reestablished compliance under the additional compliance requirements. This recompliance was based on improvements in the Company's stockholders' equity. There can be no assurances that the Company will be able to maintain its compliance with respect to this or other maintenance requirements in the future. If ISC fails to meet the maintenance requirements, its Common Stock could be delisted, which would eliminate the primary market for your shares of Common Stock, and you may not be able to sell such shares at an acceptable price, if at all. In addition, the Company's Common Stock would come within the definition of "penny stock" as defined in the Securities Exchange Act of 1934, as amended (the "Exchange Act") and be covered by Rule 15g-9 of the Exchange Act. That Rule imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors. From transactions covered by Rule 15g-9, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, Rule 15g-9, if it were to become applicable, would affect the ability or willingness of broker-dealers to sell ISC's securities and therefore would affect the ability of stockholders to sell their securities in the public market and the Company's ability to finance its business plans.

Third-Party Financing of Subsidiaries. The financing of the Company's Novalog and RedHawk subsidiaries to date have involved significant sales of minority equity interests in those subsidiaries. While the Company has previously repurchased a substantial portion of the minority equity interests of Novalog, it does not now have sufficient discretionary capital to continue this practice with respect to Novalog or any other subsidiary. Since the Company has elected to significantly reduce its expenditures related to its subsidiaries, the Company's subsidiaries are seeking to sell additional equity interests to finance at least some portion of their business plans. Such additional financing may not be available on acceptable terms, it at all. The Company's ability to enjoy the benefits of any potential increase in value on the part of its subsidiaries can be greatly reduced by third-party financings. This is true both because of reduced equity interests in the subsidiaries and because the Company's control of its subsidiaries is lessened or eliminated. Significant third-party investment in the Company's subsidiaries will likely result in third-party investors receiving subsidiary board representation and/or protective covenants that could result in the Company losing voting control of its subsidiaries. In certain circumstances, it is possible that the Company or its subsidiaries could experience very substantial transaction costs or "break-up" fees in connection with efforts to obtain financing. Third-party financings of subsidiaries will inherently complicate our fiduciary and contractual obligations and could leave us more vulnerable to potential future litigation. The outcome of litigation is inherently unpredictable, and even the costs of prosecution could have a materially adverse effect on our results of operations.

Inability to Commercialize Technology. Since commencing operations, ISC has developed technology, principally under government research contracts, for various defense-based applications. ISC has been implementing a fundamental shift in its business over the past several years to broaden its focus to include commercial exploitation of its technology. This shift has been manifested by the purchase and later shut down of the IBM cubing line, the "carve-out" of the Novalog, MSI, Silicon Film, RedHawk and iNetWorks subsidiaries and the development of various stacked-memory products intended for military, aerospace and commercial markets. While these changes have developed new revenue sources, they have not yet produced sustained consolidated profitability to date, and a majority of the Company's consolidated revenues for the year ended September 30, 2001 were still generated from contract research and development. There can be no assurances that any of ISC's present and contemplated future products will achieve broad market acceptance in commercial marketplaces.

Dependence of Commercial Product Sales on a Limited Number of Customers. Our existing product sales have largely been derived from our Novalog subsidiary, which is heavily dependent upon sales to a limited number of OEMs. A significant portion of Novalog's product sales in fiscal 2000 and fiscal 2001 were derived from sales for use in products of Palm Computing. As such, the decline in Palm's business during fiscal 2001 was a primary cause of the 28.5% decline in Novalog's sales for that period. The planned business models of our MicroSensors and iNetWorks subsidiaries have similar expected dependencies. Disruption of any of these relationships could materially and adversely affect our consolidated revenues and results of operations.

Dependence on Defense Contract Revenues. Although we have been shifting our focus to include the commercialization of our technology, we expect to continue to be dependent upon research and development contracts with federal agencies and their contractors for a substantial portion of our revenues for the foreseeable future. General political and economic conditions, which cannot be accurately predicted, directly and indirectly affect the quantity and allocation of expenditures by federal agencies. Even the timing of incremental funding commitments to existing, but partially funded contracts can be affected by such factors. Therefore, cutbacks in the federal budget could have a material adverse impact on our results of operations as long as research and development contracts remain an important element of our business. Obtaining government contracts may involve long purchase cycles, competitive bidding, qualification requirements, delays or changes in funding, budgetary constraints, political agendas, extensive specification development and price negotiations and milestone requirements. Each government agency also maintains its own rules and regulations with which the Company must comply and which can vary significantly among agencies. Governmental agencies also often retain some portion of fees payable upon completion of a project and collection of such fees may be delayed for several months or even years, in some instances. In addition, an increasing number of the Company's government contracts are fixed price contracts which may prevent the Company from recovering costs incurred in excess of its budgeted costs. Fixed price contracts require the Company to estimate the total project cost based on preliminary projections of the project's requirements. The financial viability of any given project depends in large part on the Company's ability to estimate such costs accurately and complete the project on a timely basis. In the event the Company's actual costs exceed the fixed contractual cost, the Company will not be able to recover the excess costs. Some of the Company's government contracts are also subject to termination or renegotiation at the convenience of the government, which could result in a large decline in revenue in any given quarter.

Market Acceptance of New Products. Both ISC and its subsidiaries are focused on markets that are emerging in nature and potentially subject to rapid growth. Market reaction to new products in such circumstances can be difficult to predict. Many of the Company's planned products incorporate the Company's chip stacking technologies that have not yet achieved broad market acceptance. There can be no assurance that the present or future products of ISC or its subsidiaries will achieve market acceptance on a sustained basis. In addition, due to the Company's historical focus on research and development, the Company has a limited history of competing in the intensely competitive commercial electronics industry. As such, there is no assurance that it will successfully be able to develop, manufacture and market additional commercial product lines or that such product lines will be accepted in the commercial marketplace.

Patents and Proprietary Right Protection; Infringement. ISC believes that its ultimate success, and that of its subsidiaries, will depend, in part, on the strength of its existing patent protection and the additional patent protection that it and its subsidiaries may acquire in the future. As of the date hereof, ISC owns 47 U.S. patents and 8 foreign patents and has other patent applications pending before the U.S. Patent and Trademark Office as well as various foreign jurisdictions. It is possible that any existing patents or future patents (if any) could be challenged, invalidated or circumvented, and any right granted under such patents may not provide us with meaningful protection from competition. Despite the Company's precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products, services or technology without authorization, to develop similar technology independently or to design around the Company's patents. Moreover, the Company may need to engage in litigation in the future to enforce its intellectual property rights or the rights of its customers, to protect the Company's trade secrets or to determine the validity and scope of proprietary rights of others, including its customers. Such litigation could result in substantial costs and diversion of our resources and could materially and adversely affect our business, financial condition and results of operations. Furthermore, there is also no assurance that ISC or its subsidiaries will have the financial resources to provide vigorous defense or enforcement of its patents.

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

Government Rights. Whatever degree of protection, if any, is afforded to the Company through its patents, proprietary information and other intellectual property, this protection will not extend to government markets that utilize certain segments of the Company's technology. The government has the right to royalty-free use of technologies that ISC has developed under government contracts, including portions of ISC's stacked circuitry technology. While ISC is generally free to commercially exploit such government-funded technologies and may assert its intellectual property rights to seek to block other non-government users thereof, there can be no assurances of success in such endeavors.

Competition. The Company faces strong competition from a wide variety of competitors, including large, multinational semiconductor design firms and aerospace firms. Most competitors have considerably greater financial, marketing and technological resources than ISC or its subsidiaries, which may make it difficult to win new contract or to attract strategic partners. This competition has resulted and may continue to result in declining average selling prices for the Company's products. There is no assurance that ISC or its subsidiaries will be able to compete successfully with such other companies. Certain of the Company's competitors operate their own fabrication facilities and have longer operating histories and presence in key markets, greater name recognition, larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than the Company. As a result, these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the promotion and sale of their products. Increased competition has in the past and is likely to continue to result in price reductions, reduced gross margins and loss of market share. The Company cannot assure you that it will be able to continue to compete successfully or that competitive pressures will not materially and adversely affect its business, financial condition and results of operations.

Dependence on Suppliers. ISC and its subsidiaries extensively rely on contract manufacturers and does not have any long-term supply agreements with its contract manufacturers or other suppliers. Because the Company relies on contract manufacturers with limited capacity, it faces several significant risks, including a lack of ensured supply, potential product shortages and higher prices and limited control over delivery schedules, quality assurance and control, manufacturing yields and production costs. There is no assurance that ISC or its subsidiaries will be able to cover changing manufacturing needs in the future. Failure to do so will have a material adverse impact on the operations of ISC and its subsidiaries.

Possible Technological Advances. ISC and its subsidiaries are in industries characterized by continuing technological development and, accordingly, will be required to devote substantial resources to improve already technologically complex products. Many companies in these industries devote considerably greater resources to research and development than does ISC or its subsidiaries. Developments by any of these companies could have a materially adverse effect on the Company.

Dependence on Key Personnel. ISC and its subsidiaries depend to a large extent on the abilities and continued participation of certain key employees. The loss of key employees could have a material adverse effect on the businesses of ISC and its subsidiaries. ISC and its subsidiaries have adopted employee stock option plans designed to attract and retain key employees. The value of stock option plans to the subsidiaries will be strongly tied to the timing of any future IPOs, of which there can be no assurance, and there can, accordingly, be no guarantee of the efficacy of such options in retaining key employees. Neither ISC nor its subsidiaries presently maintain "key man" insurance on any key employees. ISC believes that, as its activities and those of its subsidiaries increase and change in character, additional, experienced personnel will be required to implement the business plans of ISC and its subsidiaries. Competition for such personnel is intense and there is no assurance that they will be available when required, or that ISC or its subsidiaries will have the ability to attract and retain them.

Volatile Trading Price. The trading price of the Company's Common Stock has been subject to wide fluctuations in the past. Since January 2000, the Common Stock has traded at prices as low as $1.13 per share and as high as $375 per share after giving effect to the recent 1-for-20 reverse stock split. The Company may not be able to increase or sustain the current market price of its Common Stock in the future. As such, you may not be able to resell your shares of Common Stock at or above the price you paid for them. The market price of the Common Stock could continue to fluctuate in the future in response to various factors, including, but not limited to:

     .    quarterly variations in operating results;
     .    the Company's ability to control costs and improve cash flow;
     . announcements of technological innovations or new products by the Company or its competitors;
     .    changes in investor perceptions;
     . new products or product enhancements by the Company or its competitors; and
     . changes in earnings estimates or investment recommendations by securities analysts.

The stock market in general has recently experienced volatility, which has particularly affected the market prices of equity securities of many high technology companies. This volatility has often been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. In the past, companies that have experienced volatility in the market price of their securities have been the subject of securities class action litigation. If the Company were to become the subject of a class action lawsuit, it could result in substantial losses and divert management's attention and resources from other matters.

International Sales. Approximately 10% of our consolidated net revenue in the year ended September 30, 2001 was derived from sales outside the United States. In the future, we intend to continue to expand our international business activities. International operations are subject to many inherent risks that may adversely effect the Company's business, financial condition and operating results, including:

     .    political, social and economic instability;
     .    trade restrictions;
     .    the imposition of governmental controls;
     . exposure to different legal standards, particularly with respect to intellectual property;
     .    burdens of complying with a variety of foreign laws;
     . import and export license requirements and restrictions of the United States and each other country in which we operate;
     .    unexpected changes in regulatory requirements;
     .    foreign technical standards;
     .    fluctuations in currency exchange rates;
     .    difficulties in collecting receivables from foreign entities; and
     .    potentially adverse tax consequences.

Item 2.  Properties

The following table sets forth information with respect to the Company's facilities:

              Location          Square Feet    Monthly Rent    Lease Expiration
              --------          -----------    ------------    ----------------

   ISC(1)     Costa Mesa, CA       42,400        $56,600        September 2006
___________

(1) Includes facilities for ISC corporate headquarters, ATD, MPD, MSI, RedHawk, iNetWorks and Novalog.

The facilities used by Advanced Technology Division include laboratories containing clean rooms for operations requiring a working environment with reduced atmospheric particles. The Company believes that its facilities are adequate for the Company and its operations for its current fiscal year.

Item 3.  Legal Proceedings

Irvine Sensors is named as a defendant in a lawsuit entitled "Irvine Oaks Realty vs. Silicon Film Technologies, Inc., et al." Irvine Oaks Realty claims that Irvine Sensors is liable for past and future lost rents of Silicon Film's previous tenancy, as a guarantor of Silicon Film's lease with Irvine Oaks, in the amount of at least $250,000. Irvine Sensors believes that it complied with applicable exclusion clauses in the guarantee, and therefore is not liable for any damages. Irvine Sensors is aggressively defending its position.

Item 4.  Submission of Matters to a Vote of Security Holders

On September 24, 2001, a Special Meeting of Stockholders was held to vote on a 1-for-20 reverse split proposal. Of the 59,170,114 shares entitled to vote at the Special Meeting, 45,954,054 were voted in favor of the proposal, 6,241,006 voted against the proposal and the balance withheld votes or abstained. Accordingly, the proposal was approved by stockholders, and the reverse split became effective on September 26, 2001.

                                     PART II
                                     -------

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

          The following table sets forth the range of high and low closing bid prices of the Company's Common Stock (Nasdaq SmallCap Market symbol: IRSN) in the over-the-counter market for the periods indicated, as reported by the Nasdaq SmallCap Market. These prices represent prices among dealers, do not include retail markups, markdowns or commissions, and may not represent actual transactions:

                                                          Common Stock
                                                        Closing Bid Prices
                                                        ------------------
                                                   High                    Low
                                                   ----                    ---

Fiscal Year Ended September 30, 2001:
           First Quarter                        $  63.75                $ 20.62
           Second Quarter                          70.62                  25.00
           Third Quarter                           30.00                  10.60
           Fourth Quarter                          20.60                   1.13

Fiscal Year Ended October 1, 2000:
           First Quarter                           51.20                  24.40
           Second Quarter                         375.00                  35.00
           Third Quarter                          225.00                  70.00
           Fourth Quarter                          90.00                  41.80

On December 19, 2001, the closing bid and asked prices for the Company's Common Stock on the Nasdaq SmallCap Market were $1.34 and $1.30 respectively.

On December 19, 2001, there were approximately 849 stockholders of record based on information provided by the Company's transfer agent.

The Company has not never declared or paid cash dividends on its Common Stock since its incorporation and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. Under Delaware law there are certain restrictions that limit the Company's ability to pay cash dividends in the future.

Recent Sales of Unregistered Securities

          During fiscal year 2001, the Company sold and issued the following unregistered securities:

          In January 2001, the Company sold 11,875 Common Stock Units to nine accredited investors in a private placement. Each Common Stock Unit consisted of three shares of unregistered Common Stock of the Company, plus one two-year Warrant to purchase twenty shares of Common Stock of Silicon Film at $4.00 per share. The private placement generated net proceeds of $1,306,350, which was used for general working capital purposes.

          The issuance of the securities described in the previous paragraphs were deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Act"), in reliance on Section 4(2) of the Act as transactions by an issuer not involving any public offering. In addition, the recipients of securities in the above transactions each represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in that transaction. The recipients each were given access to information about the Company.

Item 6. Selected Financial Data

          The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial data included elsewhere in this 10-K filing. The consolidated statement of operations data for the fiscal years ended September 30, 2001, October 1, 2000, and October 3, 1999 and the consolidated balance sheet data at September 30, 2001 and October 1, 2000 are derived from audited consolidated financial statements incorporated by reference in this 10-K filing. The consolidated statement of operations data for the fiscal years ended September 27, 1998 and September 28, 1997, and the consolidated balance sheet data at October 3, 1999, September 27, 1998, and September 28, 1997 are derived from audited consolidated financial statements not included in this 10-K filing. The historical results are not necessarily indicative of results to be expected in any future period.

                                                                               Fiscal Year Ended
                                                                               -----------------
                                              September 30,       October 1,         October 3,        September 27,   September 28,
                                                  2001              2000               1999               1998             1997
                                                  ----              ----               ----               ----             ----
Consolidated Statement of Operations Data:
-----------------------------------------

Total revenues                               $ 10,657,300        $ 10,769,800      $ 11,098,600       $  9,314,500    $ 13,693,200

Loss from operations                          (16,126,000)         (9,972,400)       (5,989,900)        (4,756,000)    (14,809,200)

Loss from continuing operations               (15,525,500)         (8,994,900)       (5,323,100)        (3,201,300)    (14,875,600)

Gain (loss) from discontinued
operations                                        938,000          (6,043,400)       (3,792,600)        (1,042,200)              -

Net loss                                      (14,587,500)        (15,038,300)       (9,115,700)        (4,243,500)    (14,875,600)

Basic net loss per common and common
equivalent share                             $      (5.72)       $      (7.44)     $      (5,84)      $      (3.45)   $     (14.53)

Weighted average number of
shares outstanding                              2,549,500           2,201,400         1,562,200          1,229,900       1,023,800

Shares used in computing
net loss per share                              2,549,500           2,201,400         1,562,200          1,229,900       1,023,800


Loss per common and common equivalent shares includes, where applicable, cumulative and imputed dividends on Preferred Stock which have not been declared or paid.

                                     September 30,      October 1,         October 3,        September 27,     September 28,
                                         2001              2000               1999              1998               1997
                                         ----              ----               ----              ----               ----
Consolidated Balance Sheet Data:
-------------------------------

Current assets                     $  5,024,200        $ 11,784,900     $  5,972,650      $  4,752,700        $  6,637,200
Current liabilities                   5,693,100           3,088,900        4,581,100         2,179,900           7,395,600
Working capital (deficit)              (668,900)          8,696,000        1,391,550         2,572,800            (758,400)
Total assets                         11,141,650          15,853,850        9,716,150         6,948,600           9,449,300
Long-term debt                          180,300             173,800          433,200           933,700           1,207,000
Stockholders' equity (deficit)        4,688,950           7,586,550        2,212,650         2,347,000          (2,939,900)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Overview

The Company currently has seven operating segments: ATD, Novalog, MPD, MSI, RedHawk, iNetWorks and Corporate Headquarters. Each segment is separately managed, with separate marketing and distribution systems. Corporate Headquarters provides accounting, inventory control and management consulting services to the consolidated subsidiaries. Corporate revenue consists of charges to the subsidiaries for these services and corporate assets consist of loans to subsidiaries and goodwill for reacquisition of subsidiary stock.

Historically, ISC has made significant investments to fund research and development for its operating subsidiaries. To date, other than Novalog, none of ISC's subsidiaries have contributed material revenues or earnings to the Company's consolidated results of operations. During fiscal 2001, ISC adopted a policy to significantly reduce its investments in its subsidiaries for the near future. As a result, the subsidiaries may need to seek independent funding or partner with third parties in the event additional funding is required. In September 2001, Silicon Film Technologies, a former subsidiary of ISC, filed for bankruptcy and is currently in liquidation. As a result of this liquidation, the Company has restated its consolidated financial statements to give effect to the liquidation of Silicon Film and to report Silicon Film as a discontinued operation. All significant intercompany transactions and balances have been eliminated in this consolidation.

FISCAL YEAR ENDED SEPTEMBER 30, 2001 vs.
FISCAL YEAR ENDED OCTOBER 1, 2000

Fiscal 2001 product sales of $5,264,600 decreased by $841,100 or 14% compared to fiscal 2000. This decrease was largely due to a decline in the sales of products intended for use in products of Palm Computing, sold by the Company's Novalog subsidiary. Fiscal 2001 cost of product sales was $5,697,000 or 108% of product sales, an increase from $4,707,300 or 77% of product sales in fiscal 2000. The decrease in gross margins is largely due to start-up expense associated with MPD's products and the write-down of RedHawk's previously capitalized software development costs of $638,600 in fiscal 2001. Additionally, Novalog's product mixture changed somewhat during fiscal 2001 to include a greater composition of products with a lower margin.

Fiscal 2001 contract research and development revenue of $5,380,800 increased by $1,097,900 or 26% compared to fiscal 2000. Contract research and development revenue is predominantly conducted through ATD. ATD was awarded several material contracts during the year, and focused its resources more on contract activity instead of internal research and development projects, especially during the last half of fiscal 2001. ATD's focus on contract revenue also resulted in better personnel utilization and a corresponding increase in margins on contract revenue. Cost of contract revenues in fiscal 2001 was $4,364,200 or 81% of contract revenues, an improvement from 95% of contract revenues reported in fiscal 2000.

General and administrative expenses of $10,770,400 increased by $3,803,200 or 55% compared to fiscal 2000. Approximately $1 million is a result of the Company's increase in management personnel and legal services related to the strategic management of its subsidiaries. This increase also includes the fair value of warrants issued to service providers for strategic planning services in fiscal 2001, valued at $865,000. Additionally, the Company's iNetWorks subsidiary, which was founded at the end of fiscal 2000, incurred approximately $1 million in general and administrative costs in fiscal 2001 related to managing and marketing the intellectual property associated with the Internet router technology. As a percentage of total revenues, general and administrative expenses were approximately 101% in fiscal 2001 compared to 65% in fiscal 2000.

Research and development increased to $5,951,700 in fiscal 2001 compared to $4,980,400 in fiscal 2000. The increase of $971,300, or 20%, was primarily due to the development of Internet router technology for iNetWorks. As a percentage of revenues, R&D accounted for approximately 56% in fiscal 2001 compared to 46% in fiscal 2000. The Company anticipates the cost of consolidated Company-funded research and development in absolute dollars will decline in the near future as a result of the Company's reduced funding of its subsidiaries.

The aggregate increase of $6,041,100 in operating costs and expenses during fiscal 2001 is largely the result of management's decision to continue implementation of the Company's strategy to develop, market and sell commercial products through its subsidiaries during fiscal 2001, prior to the decision that was made later in the year to reduce such investments.

The consolidated loss from continuing operations of $15,525,500 in fiscal 2001 was $6,530,600 or 73% greater than fiscal 2000. Losses from RedHawk and iNetWorks, largely incurred in the first part of the fiscal year, accounted for approximately 60% of this increase, and the expenses incurred by the Company's corporate department related to its increase in personnel and legal services accounted for 30%. The Company recorded a net gain from discontinued operations of Silicon Film Technologies, Inc., a subsidiary of the Company, of $938,000 in fiscal 2001, compared to a loss of $6,043,400 in fiscal 2000.

FISCAL YEAR ENDED OCTOBER 1, 2000 vs.
FISCAL YEAR ENDED OCTOBER 3, 1999

Fiscal 2000 product sales of $6,105,700 decreased by $912,200 or 13% compared to fiscal 1999. Novalog's competition has forced Novalog to decrease its prices, resulting in smaller proceeds from equivalent sales. Also, the wafer market is tight due to high demand from manufacturers of cellular phones, pagers, etc. Novalog was unable to fulfill some sales orders as a result, and thus recognized lower product sales. Additionally, MSI realized $200,000 revenue during fiscal 1999 from a chip customer, which did not reoccur in 2000. Fiscal 2000 contract revenue of $4,282,900 increased by $202,200 or 5% compared to fiscal 1999.

Cost of product sales as a percentage of product sales increased in fiscal 2000 to 77% from 74% in 1999. The slight increase in product costs is directly related to the lower prices Novalog's customers are dictating as a result of the IRDA market competition.

Cost of contract revenues of $4,087,300 was 95% of contract revenues, an increase from 78% in fiscal 1999. This increase was a result of significant contract overruns and reserves established in anticipation of future overruns on contracts in progress.

General and administrative expenses of $6,967,200 increased by $1,468,300 or 27% in relation to fiscal 1999, largely as a result of the growth in the Company's consolidated subsidiaries. Additionally, the creation of RedHawk and iNetworks resulted in significant general and administrative expenses. As a percentage of total revenues, general and administrative expenses were approximately 65% in fiscal 2000 compared to 50% in fiscal 1999, again reflecting the substantial fiscal 2000 increase in expenses of the Company's subsidiaries, four of which generated no significant revenues.

Research and Development increased to $4,980,400 in fiscal 2000 compared to $3,228,800 in fiscal 1999, a $1,751,600 or 54% increase. ATD spent approximately over $2 million toward the development of potential future commercial products during 2000 and Novalog spent approximately $300,000 developing its next generation product. As a percentage of revenues, R&D accounted for approximately 46% in fiscal 2000 compared to 29% in fiscal 1999.

The aggregate increase of $3,653,700 in fiscal 2000 operating costs and expenses are the direct result of management's decision to further implement the Company's strategy to develop, market and sell commercial products through its subsidiaries.

Interest expense increased $42,100 or 41% in fiscal 2000 due to additional equipment acquired through capital leases.

Interest income increased $125,000 in fiscal 2000 due to the short-term investment of proceeds from the Company's equity offerings.

The consolidated loss from continuing operations of $8,994,900 in fiscal 2000 was $3,671,800 or 69% greater than fiscal 1999. The losses incurred by ATD, mostly from its product development investments, accounted for 60% of this increase, and the net losses of the MicroSensors and RedHawk subsidiaries accounted for the remaining 40%. The Company recorded a loss from discontinued Silicon Film of $6,043,400 in fiscal 2000, a $2,250,800 or 59% increase from 1999.

Liquidity, Capital Resources and Impact of Changing Prices

At September 30, 2001, the Company had consolidated cash and cash equivalents of $380,200, which represents a decrease of $7,250,700 since October 1, 2000. The net cash used in operating activities was $10,189,500 during fiscal 2001. The primary use of cash was to financially support the research and development and other operating expenses of the Company's subsidiaries, MicroSensors, Silicon Film, RedHawk and iNetWorks, and investments in potential commercializable products in ATD.

The Company used $3,291,800 in investing activities during fiscal 2001. The company realized $1,250,000 on the sale of marketable securities, and used cash to acquire property, plant and equipment for $3,396,300. The Company invested $595,500 in capitalized software development costs and intangible assets, mostly patents. The Company also invested $400,000 in a restricted certificate of deposit as collateral for a line of credit held by Novalog, and entered into capital lease agreements to acquire an additional $260,500 of equipment.

During fiscal 2001, the Company generated net cash of $9,398,700 from financing activities. Cash provided by financing activities included $5,873,900 from the issuance of common and preferred stock and common stock warrants, $670,000 from the sale of common and preferred stock in subsidiaries to minority interest stockholders and proceeds from common stock options and warrants exercised of $3,025,800. Novalog also borrowed $200,000 from its secured line of credit. The line of credit is for borrowings up to $400,000, and is secured by restricted cash of $400,000 at September 30, 2001. Net cash provided by equity and minority interest transactions was reduced by principal payments on capital leases payable of $371,000.

As a result of net losses during fiscal 2001 and inability to secure outside investments in its subsidiaries, the Company's consolidated working capital decreased from $8,696,000 at October 1, 2000 to $(668,900) at September 30, 2001. The Company has now sharply curtailed its financing of subsidiary activities pending resolution of possible strategic relationships. Furthermore, management believes that its government-funded contract business and its stacked-memory business will continue to grow, reflecting the increases of the second half of fiscal 2001. Accordingly, the Company anticipates that its projected operating results and additional financing will meet its cash requirements for the immediate future.

Contracts with government agencies may be suspended or terminated by the government at any time, subject to certain conditions. Similar termination provisions are typically included in agreements with prime contractors. Since its inception, the Company has experienced such termination of its contracts on three occasions. There is no assurance the Company will not experience suspensions or terminations in the future. Any such termination, if material, could cause a disruption of the Company's revenue stream, adversely affect the Company's results of operations and could result in employee layoffs.

Management believes that a majority of the Company's consolidated losses in recent years have been the result of discretionary investments in subsidiaries for the purpose of attempting to commercialize various technologies. The Company has not been successful in many of these activities, nor has it been able to raise sufficient capital to fund the future development of these technologies. The Company has implemented a plan to sharply curtail such investments in its subsidiaries absent the consummation of appropriate strategic relationships. Management has also developed a business plan to reduce its expenditures to levels commensurate with the current business of ISC in order to manage its cash flow and maintain its operations. Management believes that the operations of ISC will generate sufficient cash to meet its continuing obligations for the foreseeable future, however there can be no assurance that the Company will successfully implement these plans.

At September 30, 2001, the Company's funded backlog was approximately $ 2,144,400 compared to $5,534,800 at October 1, 2000. In addition, existing contracts include a large amount of unfunded backlog, which typically is funded when the previously funded amounts have been expended. The total backlog was $1,828,300 as of November 26, 2001.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

None.


Item 8.  Financial Statements and Supplementary Data

The financial statements, together with the report thereon of Grant Thornton LLP dated November 30, 2001, as listed under Item 14, appear in a separate section of this Report beginning on page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure
         ----------------------

None.

                                    PART III
                                    --------

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

The response to this Item will be contained in the Proxy Statement for the 2002 Annual Meeting under the heading "Nomination and Election of Directors" and is incorporated herein by reference.

Item 11.  Executive Compensation
          ----------------------

The response to this Item will be contained in the Proxy Statement for the 2002 Annual Meeting under the heading "Executive Compensation and Related Information" and is incorporated herein by reference.

Item 12.  Stock Ownership of Certain Beneficial Owners and Management
          ------------------------------------------------------------

The response to this Item will be contained in the Proxy Statement for the 2002 Annual Meeting under the heading "Stock Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

The response to this Item will be contained in the Proxy Statement for the 2002 Annual Meeting under the heading "Certain Relationships and Related Transactions" and is incorporated herein by reference.

                                     PART IV
                                     -------

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this Annual Report on Form
10-K:

    1. Financial Statements

         See Index to Consolidated Financial Statements on page F-1

    2. Financial Statement Schedules:

    The following financial statement schedule of the Company is filed as part of this Form 10-K. All other schedules have been omitted because they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

                                                                          Page
                                                                          ----
         Schedule II - Valuation and Qualifying Accounts.................. 25


    3. Exhibits - The following is a list of the exhibits encompassed in this Annual Report on Form 10-K:

Exhibit
Number            Exhibit Description
------            -------------------
3.1               Certificate of Incorporation of the Registrant, as amended and currently in effect (1)
3.2               Certificate of Designation of Preferences of Series D Convertible Preferred Stock (2)
3.3               By-laws, as amended to date (3)
4.1               Specimen Common Stock certificate (1)
10.1.1            Employee Stock Bonus Plan and Trust Agreement dated June 29, 1982 effective December 31,1982 (4)
10.1.2            Amendment to Employee Stock Bonus Plan and Trust Agreement dated December 14, 1982 (5)
10.1.3            Amendment to Employee Stock Bonus Plan and Trust Agreement dated September 25, 1990 (1)
10.1.4            Master Trust Agreement for Employee Deferred Benefit Plans dated August 22, 1990 (6)
10.1.5            Amendment to Employee Stock Bonus Plan and Trust Agreement dated October 4, 1993 (7)
10.2              1991 Stock Option Plan (8)
10.3              1995 Stock Option Plan (9)
10.4              1999 Stock Option Plan (10)
10.5              Government Contract DASG60-00-C-0016 dated January 24, 2000 (11)
10.6              Government Contract N39998-97-C-5201 as modified March 9, 2000 (12)
10.7              Government Contract USZA22-00-C-0013 dated August 14, 2000 (13)
10.8              Government Contract N39998-00-C-08118 dated August 31, 2000 (14)
10.9              Government Contract DAAD17-01-D-0006 dated June 29, 2001
10.10             Delivery Order 0001 to Government Contract DAAD17-01-D-0006 dated June 29, 2001
10.11             Government Contract N00173-01-C-2018 dated June 25, 2001
10.12             Form of Indemnification Agreement between the Registrant and its directors and officers (15)
10.13             Lease Agreement for premises at 3001 Redhill Avenue, Bldg. 3, Costa Mesa, California, dated October 19, 2001
10.14             Lease Agreement for premises at 3001 Redhill Avenue, Bldg. 4 Downstairs, Costa Mesa, California, dated October 19,
                  2001
10.15             Lease Agreement for premises at 3001 Redhill Avenue, Bldg. 4 Upstairs, Costa Mesa, California, dated October 19,
                  2001
21.1              Subsidiaries of the Registrant
23.1              Consent of Grant Thornton LLP, Independent Certified Public Accountants

___________

(1) Incorporated by reference to Exhibit 3.1 filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 1991.
(2) Incorporated by reference to Exhibit 3.2 filed with the Registrant's Registration Statement on Form S-1 filed with the Commission on October
     4, 1999 (Registration Number 333-88385).
(3) Incorporated by reference to Exhibit 3.2 filed with the Registrant's Annual Report on Form 10-K/A for the fiscal year ended September 28, 1996.
(4) Incorporated by reference to Part II of Pre-effective Amendment No. 3 to the S-18 Registration Statement filed with the Commission's Los Angeles Regional Office on May 27, 1982.

(5) Incorporated by reference to Part II of Registrant's Registration Statement on Form S-1 filed with the Commission on March 23, 1983 (Registration No. 2-82596) (the "S-1 Registration Statement").

(6) Incorporated by reference to Part II of Pre-effective Amendment No. 3 to the Form S-2 filed with the Commission on March 3, 1987 (Registration No. 33-10134).

(7) Incorporated by reference to Exhibit 10.16 filed with the Registrant's Annual Report on Form 10-K/A for the fiscal year ended October 1, 1995.

(8) Incorporated by reference to Part II of Pre-effective Amendment No. 2 to the Form S-2 filed with the Commission on July 9, 1992 (Registration No. 33-47977).

(9) Incorporated by reference to Exhibit 99.1 filed with the Registrant's Registration Statement on Form S-8 (File No. 333-72201), filed February 11, 1999.

(10) Incorporated by reference to Exhibit 99.1 filed with the Registrant's Registration Statement on Form S-8 (File No. 333-94071), filed January 4, 2000.

(11) Incorporated by reference to Exhibit 10.5 filed with the Registrant's Annual Report on Form 10-K/A for the fiscal year ended October 1, 2000.

(12) Incorporated by reference to Exhibit 10.6 filed with the Registrant's Annual Report on Form 10-K/A for the fiscal year ended October 1, 2000.

(13) Incorporated by reference to Exhibit 10.7 filed with the Registrant's Annual Report on Form 10-K/A for the fiscal year ended October 1, 2000.

(14) Incorporated by reference to Exhibit 10.8 filed with the Registrant's Annual Report on Form 10-K/A for the fiscal year ended October 1, 2000.

(15) Incorporated by reference to Exhibit 10.9 filed with the Registrant's Annual Report on Form 10-K/A for the fiscal year ended October 1, 2000.

  (b)   Reports on Form 8-K:
        -------------------

    The Company filed a Form 8-K on October 1, 2001 with respect to the discontinuance of operations of Silicon Film Technologies, Inc. during September 2001.

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

                                                   IRVINE SENSORS CORPORATION
                                                   --------------------------

                                          By: /s/ Mel R. Brashears
                                          ------------------------
                                              Mel R. Brashears
                                              Chairman of the Board
                                              Date: December 31, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Robert G. Richards                           /s/ John J. Stuart, Jr.
------------------------------------             -------------------------------
Robert G. Richards                               John J. Stuart, Jr.
Chief Executive Officer                          Chief Financial Officer
(Principal Executive Officer) and Director       (Principal Financial and
Date: December 31, 2001                          Accounting Officer)
                                                 Date: December 31, 2001



/s/ Marc Dumont                                  /s/ Maurice C. Inman, Jr.
------------------------------------             -------------------------------
Marc Dumont, Director                            Maurice C. Inman, Jr., Director
Date: December 31, 2001                          Date: December 31, 2001



/s/ Thomas M. Kelly                              /s/ Wolfgang Seidel
------------------------------------             -------------------------------
Thomas M. Kelly, Director                        Wolfgang Seidel, Director
Date: December 31, 2001                          Date: December 31, 2001



/s/ Vincent F, Sollitto, Jr.
------------------------------------
Vincent F. Sollitto, Jr., Director
Date: December 31, 2001

                  SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                  ---------------------------------------------

                                            Balance at        Charged to                          Balance
                                            Beginning         Costs and                            at End
                                             of Year          Expenses          Deductions        of Year
                                             -------          --------          ----------        -------
Year ended September 30, 2001:
-----------------------------

Allowance for doubtful accounts           $   126,400      $      36,500      $  105,200       $    57,700
Inventory reserves                          6,187,400          2,510,100         420,100         8,277,400

Year ended October 1, 2000:
--------------------------

Allowance for doubtful accounts           $    36,700      $     164,400      $   74,700      $    126,400
Inventory reserves                          3,718,800          2,706,700         238,100         6,187,400

Year ended October 3, 1999:
--------------------------

Allowance for doubtful accounts           $    10,000      $      31,300      $    4,600      $     36,700
Inventory reserves                          2,456,800          2,245,600         983,600         3,718,800

                           IRVINE SENSORS CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               Page
                                                               ----
Financial Statements
--------------------
Consolidated Balance Sheets ...............................     F-2
Consolidated Statements of Operations .....................     F-3
Consolidated Statement of Stockholders' Equity ............     F-4
Consolidated Statements of Cash Flows .....................     F-5
Notes to Consolidated Financial Statements ................     F-6
Report of Independent Certified Public Accountants ........    F-23

Irvine Sensors Corporation
Consolidated Balance Sheets

                                                                               September 30,        October 1,
                                                                                  2001                2000
                                                                            ----------------------------------
Assets

Current Assets:
     Cash and cash equivalents                                              $    380,200          $  7,630,900
     Marketable securities                                                       156,600             1,230,900
     Restricted cash                                                             400,000                     -
     Accounts receivable, net of allowances
        of $57,700 in 2001 and $126,400 in 2000                                2,685,900             2,322,500
     Inventory                                                                 1,114,200               489,600
     Stock subscriptions receivable                                              216,900                     -
     Other current assets                                                         70,400               111,000
                                                                            ----------------------------------

        Total current assets                                                   5,024,200            11,784,900

Equipment, furniture and fixtures, net                                         5,542,700             3,049,100
Other assets                                                                     574,750               284,350
Goodwill                                                                               -               157,300
Capitalized software development costs                                                 -               578,200
                                                                            ----------------------------------

                                                                            $ 11,141,650          $ 15,853,850
                                                                            ==================================
Liabilities and Stockholders' Equity

Current Liabilities:

     Accounts payable                                                       $  2,427,600          $  1,107,500
     Accrued expenses                                                          1,764,600             1,053,500
     Accrued loss on contracts                                                   921,200               582,700
     Customer advances                                                           151,500                     -
     Line of credit                                                              200,000                     -
     Capital lease obligations - current portion                                 228,200               345,200
                                                                            ----------------------------------

        Total current liabilities                                              5,693,100             3,088,900

Capital lease obligations                                                        180,300               173,800
Net liabilities of discontinued operations                                             -             4,503,300
Minority interest in consolidated subsidiaries                                   579,300               501,300
                                                                            ----------------------------------

        Total liabilities                                                      6,452,700             8,267,300
                                                                            ----------------------------------
Commitments and contingencies (Note 9)                                                 -                     -

Stockholders' Equity:

     Preferred stock, $0.01 par value, 500,000 shares authorized:
      Series B Convertible Cumulative Preferred, 4,300 and 4,300 shares
        outstanding; aggregate liquidation preference of $64,500                      25                    25
      Series C Convertible Cumulative Preferred, 2,300 and 2,300 shares
        outstanding; aggregate liquidation preference of $33,000                      25                    25
     Common stock, $0.01 par value, 80,000,000 shares authorized;
          3,305,300 and 2,331,900 shares issued and outstanding                   33,100                23,300
     Common stock warrants and unit warrants;  223,250 and
          177,600 outstanding                                                         -                     -
     Paid-in capital                                                          97,220,300            85,540,200
     Accumulated deficit                                                     (92,564,500)          (77,977,000)
                                                                            ----------------------------------

          Total stockholders' equity                                           4,688,950             7,586,550
                                                                            ----------------------------------

                                                                            $ 11,141,650          $ 15,853,850
                                                                            ==================================

See Accompanying Notes to Consolidated Financial Statements.

Irvine Sensors Corporation
Consolidated Statements of Operations

                                                                            Fiscal Year Ended
                                                       ---------------------------------------------------------
                                                       September 30,            October 1,           October 3,
                                                                2001                 2000                  1999
                                                       -----------------------------------------------------------
Revenues:
     Product sales                                      $  5,264,600         $  6,105,700          $  7,017,900
     Contract research and development                     5,380,800            4,282,900             4,080,700
     Other                                                    11,900              381,200                     -
                                                       -----------------------------------------------------------
Total revenues                                            10,657,300           10,769,800            11,098,600
                                                       -----------------------------------------------------------

Cost and expenses:
     Cost of product sales                                 5,697,000            4,707,300             5,197,600
     Cost of contract revenues                             4,364,200            4,087,300             3,163,200
     General and administrative                           10,770,400            6,967,200             5,498,900
     Research and development                              5,951,700            4,980,400             3,228,800
                                                       -----------------------------------------------------------
                                                          26,783,300           20,742,200            17,088,500
                                                       -----------------------------------------------------------

Loss from operations                                     (16,126,000)          (9,972,400)           (5,989,900)

     Interest expense                                       (141,500)            (144,800)             (102,700)
     Interest income                                         136,400              158,800                33,800
                                                       -----------------------------------------------------------

Loss from continuing operations before minority
     interest and provision for income taxes             (16,131,100)          (9,958,400)           (6,058,800)

Minority interest in loss of  subsidiaries                   609,600              965,900               738,500
Provision for income  taxes                                   (4,000)              (2,400)               (2,800)
                                                       -----------------------------------------------------------
Loss from continuing operations                          (15,525,500)          (8,994,900)           (5,323,100)
                                                       -----------------------------------------------------------

Discontinued operations:
     Loss from operations of discontinued subsidiary      (4,658,400)          (6,043,400)           (3,792,600)
     Gain on disposal of subsidiary                        5,596,400                    -                     -
                                                       -----------------------------------------------------------
Gain (loss) from discontinued operations                     938,000           (6,043,400)           (3,792,600)
                                                       -----------------------------------------------------------
Net loss                                                $(14,587,500)        $(15,038,300)         $ (9,115,700)
                                                       ===========================================================

Loss per common share:

  Basic and diluted loss per share
    Loss from continuing operations                     $      (6.09)        $      (4.45)         $      (3.41)
    Gain (loss) from discontinued operations                    0.37                (2.99)                (2.43)
                                                       -----------------------------------------------------------

    Net loss                                            $      (5.72)        $      (7.44)         $      (5.84)
                                                       ===========================================================

Weighted average number
  of shares outstanding                                    2,549,500            2,021,400             1,562,200
                                                       ===========================================================

See Accompanying Notes to Consolidated Financial Statements.

Irvine Sensors Corporation
Consolidated Statement of Stockholders' Equity

                                       Common Stock       Common Stock   Preferred Stock
                                       Shares Issued    Warrants Issued   Shares Issued
                                    ------------------- --------------- ------------------                 Accumulated Stockholders'
                                      Number    Amount      Number       Number    Amount  Paid-in Capital   Deficit      Equity
                                    ---------- -------- --------------- -------- --------- --------------- ----------- ------------
Balance at September 27, 1998        1,422,900 $ 14,200           8,100  15,350     $150    $56,155,650   $(53,823,000) $ 2,347,000
  Sale of common stock and common
    stock units                        226,800    2,300              -        -        -      6,125,200              -    6,127,500
  Common stock subscribed, 22,200
    shares                                   -        -              -        -        -        600,000              -      600,000
  Common stock issued to employee
  retirement plan                       16,500      150              -        -        -        500,050              -      500,200
  Common stock issued to purchase
   shares of subsidiaries               56,400      550              -        -        -      1,158,700              -    1,159,250
  Common stock issued to retire
    liabilities                          9,500      100              -        -        -        282,400              -      282,500
  Common stock options exercised         6,000      100              -        -        -        132,300              -      132,400
  Series B and Series C preferred
  stock converted to common stock        2,600        -              -   (1,050)       -              -              -            -
  Series D preferred units converted
    to common stock                     10,300      100              -   (2,000)       -        165,400              -      165,500
  Common stock warrants exercised          750        -            (750)      -        -         14,000              -       14,000
  Net loss                                   -        -               -       -        -              -     (9,115,700)  (9,115,700)
                                     --------- --------         -------  ------     ----    -----------   ------------  -----------
Balance at October 3, 1999           1,751,750   17,500           7,350  12,300      150     65,133,700    (62,938,700)   2,212,650
  Sale of common stock and common
    stock units                        369,750    3,700               -       -        -     16,415,800              -   16,419,500
  Issuance of common stock
    subscribed in 1999                  22,200      200               -       -        -           (200)             -            -
  Common stock issued to employee
  retirement plan                        6,800      100               -       -        -        462,000              -      462,100
  Common stock issued to retire
    royalty liabilities                 50,000      500               -       -        -        999,500              -    1,000,000
  Common stock issued to pay
    operating expenses                     900        -               -       -        -        178,400              -      178,400
  Common stock issued to acquire
    capital assets                         100        -               -       -        -         13,500              -       13,500
  Common stock options exercised        66,500      700               -       -        -      1,785,200              -    1,785,900
  Series B and Series C preferred
    stock converted to common stock      8,300      100              -   (3,300)     (50)           (50)             -            -
  Series D preferred units converted
    to common stock                     23,600      200              -   (2,400)     (50)          (150)             -            -
  Series D warrants exercised            9,500      100              -        -        -        208,900              -      209,000
  Common stock warrants issued               -        -         195,500       -        -              -              -            -
  Common stock warrants exercised       22,500      200         (22,500)      -        -        644,000              -      644,200
  Common stock warrants expired              -        -          (2,750)      -        -              -              -            -
  Dividends on Series C preferred
  stock of subsidiary                        -        -               -       -        -       (300,400)             -     (300,400)
  Net loss                                   -        -               -       -        -              -    (15,038,300) (15,038,300)
                                     --------- --------         -------  ------     ----    -----------   ------------  -----------
Balance at October 1, 2000           2,331,900   23,300         177,600   6,600       50     85,540,200    (77,977,000)   7,586,550
  Sale of common stock and common
    stock units                        603,100    6,100               -       -        -      6,164,250              -    6,170,350
  Common stock issued to employee
    retirement plan                    232,200    2,300               -       -        -      1,174,500              -    1,176,800
  Common stock issued to pay
    operating expenses                  10,900      100               -       -        -        151,800              -      151,900
  Common stock options exercised         9,600      100               -       -        -        218,300              -      218,400
  Common stock warrants issued               -        -         165,600       -        -        865,000              -      865,000
  Common stock warrants exercised      117,700    1,200        (117,700)      -        -      2,806,200              -    2,807,400
  Common stock warrants expired              -        -          (2,250)               -              -              -            -
  Cash in lieu for fractional
    shares resulting form
    reverse stock split                   (100)       -               -                -           (350)             -         (350)
  Reversal of Series C preferred
    stock dividends of
    discontinued subsidiary                  -        -               -                -        300,400              -      300,400
  Net loss                                   -        -               -                -              -    (14,587,500) (14,587,500)
                                     --------- --------         -------  ------     ----    -----------   ------------  -----------
Balance at September 30, 2001        3,305,300 $ 33,100         223,250   6,600     $ 50    $97,220,300   $(92,564,500) $ 4,688,950
                                     ========= ========         =======  ======     ====    ===========   ============  ===========

See Accompanying Notes to Consolidated Financial Statements.

Irvine Sensors Corporation
Consolidated Statements of Cash Flows

                                                                           Fiscal Year Ended
                                              ---------------------------------------------------------------------------
                                                       September 30, 2001          October 1, 2000    October 3, 1999
-------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:

   Net loss from continuing operations                  $(15,525,500)               $ (8,994,900)       $(5,323,100)
   Adjustments to reconcile net loss from
   continuing operations to net cash used
   in operating activities:
     Depreciation and amortization                      $  1,571,400                $    936,700        $   879,450
     Non-cash incentive common stock warrants issued         865,000                           -                  -
     Unrealized gain on marketable securities                (25,700)                    (35,500)                 -
     Loss on disposal of equipment                           638,600                     205,200                  -
     Non-cash employee retirement plan contribution        1,176,800                     668,100            500,200
     Minority interest in net loss of subsidiaries          (609,600)                   (965,900)          (738,500)
     Common stock issued to pay operating expenses           151,900                     178,400            380,800
     (Increase) decrease in accounts receivable             (363,400)                     78,500           (634,900)
     (Increase) decrease in inventory                       (624,600)                  1,680,200           (654,300)
     (Increase) decrease in other current assets              40,600                      30,450           (131,150)
     Increase in other assets                                 (6,200)                    (22,150)                 -
     Increase (decrease) in accounts payable and
       accrued expenses                                    2,031,200                  (1,224,300)         1,159,100
     Increase in accrued loss on contracts                   338,500                     582,700                  -
     Increase in customer advances                           151,500                           -                  -
     Decrease in deferred revenue                                  -                           -            (50,000)
     Increase in royalties accrued -  affiliated company           -                           -            173,800
                                                        ------------                ------------        -----------
     Total adjustments                                     5,336,000                   2,112,400            884,500
                                                        ------------                ------------        -----------
    Net cash used in operating activities                (10,189,500)                 (6,882,500)        (4,438,600)
                                                        ------------                ------------        -----------
Cash flows from investing activities:

   Proceeds from sales of marketable securities            1,250,000                   2,437,600                  -
   Purchase of restricted certificate of deposit            (400,000)                          -                  -
   Purchase of marketable securities                        (150,000)                 (3,633,000)                 -
   Capital facilities and equipment expenditures          (3,396,300)                 (1,480,100)          (719,000)
   Capitalized software                                     (270,000)                   (376,500)                 -
   Acquisition of intangible assets                         (325,500)                   (200,700)           (77,200)
                                                        ------------                ------------        -----------
    Net cash used in investing activities                 (3,291,800)                 (3,252,700)          (796,200)
                                                        ------------                ------------        -----------
Cash flows from financing activities:
   Proceeds from issuance of common and
    preferred stock and common stock warrants              5,873,900                  17,019,500          6,127,400
   Proceeds from options and warrants exercised            3,025,800                   2,430,100            146,400
   Proceeds from Series D Units exercised                          -                     209,000            165,600
   Sale of minority interest in subsidiary                   670,000                   6,199,300          2,661,100
   Proceeds from line of credit                              200,000                           -                  -
   Principal payments of notes payable and
    capital leases                                          (371,000)                   (323,600)          (195,200)
                                                        ------------                ------------        -----------
    Net cash provided by financing activities              9,398,700                  25,534,300          8,905,300
                                                        ------------                ------------        -----------
Net cash used in discontinued operations                  (3,168,100)                 (8,428,500)        (4,310,600)
                                                        ------------                ------------        -----------
Net increase (decrease) in cash and cash equivalents      (7,250,700)                  6,970,600           (640,100)
Cash and cash equivalents at beginning of period           7,630,900                     660,300          1,300,400
                                                        ------------                ------------        -----------
Cash and cash equivalents at end of period              $    380,200                $  7,630,900        $   660,300
                                                        ============                ============        ===========
Noncash investing and financing activities:
   Equipment financed with capital leases               $    260,500                $     97,400        $   780,300
   Stock sold on a subscription basis                   $    216,900                           -        $   600,000
   Common stock issued to retire deferred and
     subordinated royalties payable to
     affiliated company                                 $          -                $  1,000,000        $         -
   Common stock issued to acquire equipment             $          -                $     13,500        $         -
   Conversion of preferred stock to common stock        $          -                $        100        $       500
   Exchange of subsidiary stock                         $          -                $          -        $   987,700
Stock issued in exchange for shares in subsidiary       $          -                $          -        $   171,600
Costs of financing paid with options in subsidiaries    $          -                $          -        $    38,500

See Accompanying Notes to Consolidated Financial Statements.

Irvine Sensors Corporation
Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

COMPANY OPERATIONS The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company generated losses from continuing operations of $15,525,500 and $8,994,900 in fiscal years 2001 and 2000, respectively. In addition, the Company had total stockholders' equity of $4,688,950 and a working capital deficit of $668,900 at September 30, 2001. These factors, among others, raise doubt about the Company's ability to continue as a going concern. Management believes that a majority of the losses in recent years have been the result of discretionary investments in subsidiaries for the purpose of attempting to commercialize various technologies. The Company has not been successful in many of these activities, nor has it been able to raise sufficient capital to fund the future development of these technologies. The Company has implemented a plan to sharply curtail such investments in its subsidiaries absent the consummation of appropriate strategic relationships. Management has also developed a business plan to reduce its expenditures to levels commensurate with the current business of its parent operation in order to manage its cash flow and maintain its operations. Management believes that the operations of the parent company will generate sufficient cash to meet its continuing obligations for the foreseeable future, however there can be no assurance that the Company will successfully implement these plans.

CONSOLIDATION
The consolidated financial statements include the accounts of Irvine Sensors Corporation (the "Company") and its subsidiaries, Novalog, Inc. ("Novalog"), MicroSensors, Inc. ("MSI"), RedHawk Vision Systems, Inc. ("RedHawk"), iNetWorks Corporation ("iNetWorks"), 3D Microelectronics, Inc. and 3D MicroSystems, Inc. Silicon Film Technologies, Inc. ("Silicon Film"), a former subsidiary of the Company, was dissolved in fiscal 2001 and is reported as discontinued operations. 3Dmicroelectronics and 3D Microsystems are shell corporations and do not have material assets, liabilities or operations. The consolidated financial statements include the affect of reporting Silicon Film as a discontinued operation. All significant intercompany transactions and balances have been eliminated in consolidation.

FISCAL YEAR
The Company's fiscal year ends on the Sunday nearest September 30. Fiscal 2001 (52 weeks) ended on September 30, 2001, fiscal 2000 (52 weeks) ended on October 1, 2000 and fiscal 1999 (53 weeks) ended on October 3, 1999.

USE OF ESTIMATES
The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The Company believes its estimates of inventory reserves and estimated costs to complete on contracts to be the most sensitive estimates impacting financial position and results of operations in the near term.

REVENUES
The Company's revenues were derived from shipments of the SIRComm(TM) infrared chip, shipments of functional memory stacks, and the development and manufacture of prototype and sample products for its customers. The Company continues to contract to develop prototypes and provide research, development, design, testing and evaluation of complex detection and control defense systems. The Company's research and development contracts are usually cost plus fixed fee (best effort) or fixed price and revenues are recognized as costs are incurred and include applicable fees or profits primarily in the proportion that costs incurred bear to estimated final costs. Production orders for memory stacks and SIRComm chips are generally priced in accordance with the Company's established price list.

The Company provides for anticipated losses on contracts by a charge to income during the period in which they are first identified. Unbilled accounts receivable are stated at estimated realizable value.

United States government contract costs, including indirect costs, are subject to audit and adjustment by negotiations between the Company and government representatives. Indirect contract costs have been agreed upon through fiscal 1998. Contract revenues have been recorded in amounts that are expected to be realized upon final settlement.

The Novalog, MSI and RedHawk subsidiaries and the MicroElectronics Products Division ("MPD") are product-oriented companies with sales primarily to OEM manufacturers. Revenues are recorded when products are shipped.

RESEARCH AND DEVELOPMENT COSTS
A major portion of the Company's operations is comprised of customer-funded research and prototype development or related activities. The Company also incurs costs for research and development of new concepts in proprietary products. Such costs are charged to expense as incurred.

INVENTORY
Inventory is valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) basis. Inventories are reviewed quarterly to determine salability and obsolescence. A reserve is established for slow moving and obsolete items.

EQUIPMENT, FURNITURE AND FIXTURES
The Company capitalizes costs of additions to equipment, furniture and fixtures, together with major renewals and betterments. In addition, the Company capitalizes overhead and general and administrative costs for all in-house capital projects. Maintenance, repairs, and minor renewals and betterments are charged to expense. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized. Depreciation of equipment, furniture and fixtures is provided over the estimated useful lives of the assets, primarily using the straight-line method. The useful lives are three to seven years. Leasehold improvements are amortized over the terms of the leases.

SOFTWARE DEVELOPMENT COSTS AND PURCHASED  SOFTWARE
Software development and purchased software costs are capitalized when technological feasiblity and maketability of the related product have been established. The Company amortizes capitalized software costs beginning when the product is available for general release to customers. Annual amortization expense is calculated using the straight-line method over the estimated useful life of the product, not to exceed five years. The Company evaluates the carrying value of unamortized capitalized software costs at each balance sheet date to determine whether any net realizable value adjustments are required.

As a result of limited sales of RedHawk software, the Company recorded an impairment loss of $638,600 during fiscal 2001 in accordance with Statement of Financial Accounting Standards No. 121. The impairment loss is included in cost of product sales.

INTANGIBLE ASSETS
The excess of total acquisition cost over the fair value of net assets acquired (goodwill) is amortized on a straight-line basis over 15 years. The Company reviews the carrying value of goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Other acquired intangibles are being amortized on a straight-line basis over their estimated useful lives of five years.

INCOME TAXES
Deferred tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

BASIC AND DILUTED NET LOSS PER SHARE
Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that options, warrants, and convertible preferred stock are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS
On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Earlier adoption of SFAS 142 is permitted. Major provisions of these Statements and their effective dates are as follows:

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

The Company anticipates adopting SFAS No. 142, as it applies to goodwill and other intangible assets existing prior to June 30, 2001, on October 1, 2001. The Company believes that the adoption of SFAS No. 142 will not have a material impact on its results of operations or financial condition.

The FASB has also issued SFAS #143, Accounting for Asset Retirement Obligations, and SFAS #144 Accounting for the Impairment or Disposal of Long-Lived Assets. Under SFAS #143, a liability for an asset retirement obligation is recognized when certain conditions are met, and the retirement cost is capitalized by increasing the carrying amount of the related long-lived asset by an equal amount. SFAS #143 is effective for the Company's fiscal year beginning on October 1, 2001. Management does not believe that the adoption of SFAS #143 will have a material effect on the Company's consolidated financial statements.

SFAS#144 requires the recognition of an impairment loss on long-lived assets if the carrying amount exceeds its fair value, as determined using undiscounted cash flows expected to result from the use and eventual disposition of the asset. SFAS#144 is effective for the Company's fiscal year beginning on October 1, 2001. Management has not determined the impact on the Company's financial statements of adopting of SFAS #144.

STATEMENTS OF CASH FLOWS
For purposes of the Consolidated Statements of Cash Flows, the Company considers all demand deposits and Certificates of Deposit with original maturities of 90 days or less to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable and payable, other liabilities and debt approximate fair value.

CONCENTRATION OF CREDIT RISK
The Company has cash deposits at U.S. banks and financial institutions, which exceed federally insured limits at September 30, 2001. The Company is exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institution; however, the Company does not anticipate non-performance.

ACCOUNTING FOR STOCK-BASED COMPENSATION
The Company accounts for stock-based employee compensation as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and has adopted the disclosure provisions of Statement of Financial Accounting Standards 123, "Accounting for Stock-based Compensation" ("SFAS 123"). SFAS 123 requires pro forma disclosures of net income and net income per share as if the fair value based method of accounting for stock-based awards had been applied. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period.

RECLASSIFICATIONS
Certain reclassifications have been made to the 2000 and 1999 fiscal year financial statements to conform with the current year presentation.

Note 2 - Issuance of Common Stock and Preferred Stock

On September 26, 2001, a 1-for-20 reverse split of the Company's common stock approved by stockholders became effective. All references in these financial statements and schedules to the number of shares of common stock of the Company have been restated to give effect to this reverse split.

In December 1998, the Board of Directors authorized a contribution to the Employee Stock Bonus Plan (the Company's ERISA-qualified Employee Retirement
Plan), representing the annual contribution for fiscal year 1999. The contribution was made in 16,500 shares of the Company's common stock, which have been issued to the Plan.

During fiscal 1999, the Company sold 249,000 shares of unregistered common stock of the Company to accredited investors in connection with a series of private placement offerings, including subscriptions for 22,000 shares. Included in these offerings was the sale of 13,380 units, which consisted of two shares of unregistered common stock of the Company, one two-year warrant to purchase twenty shares of common stock of Silicon Film owned by the Company and one three-year warrant to purchase twenty common shares of MSI owned by the Company. The transaction resulted in net proceeds of $6,127,500 and subscriptions receivable of $600,000.

During fiscal 1999, the Company issued 9,500 shares of unregistered common stock of the Company to vendors and consultants in exchange for services provided, valued at $282,500.

During fiscal 1999, holders of 6,000 common stock options exercised their options to purchase unregistered common stock of the Company. The net proceeds were $132,400.

During fiscal 1999, holders of 1,655,000 shares of common stock of Novalog exchanged these shares for 50,900 unregistered shares of common stock of the Company through warrant exercise and other means. These transactions resulted in a decrease of $1,038,000 to the minority interest liability.

During fiscal 1999, the Company issued 5,500 shares of common stock of the Company to an unrelated party in exchange for an ownership interest in ATPL, a related party (See Note 7 - Related Party Transactions). The ownership interest includes 127,500 shares of common stock of Silicon Film and rights to future royalties under the ATPL license terms. The transaction resulted in recording goodwill of $171,600 related to the acquisition of the common stock of Silicon Film, and a net increase of $121,250 to stockholders' equity, which is net of losses previously allocated to minority interest stockholders.

In fiscal 1999, distribution of vested benefits was made from the Company's Employee Retirement Plan to former employees. Subsequently, 50 shares of Series B and 50 shares of Series C Convertible Preferred stock were surrendered for conversion into 2,600 shares of common stock. The converted Preferred shares have been retired.

In fiscal 1999, 100 shares of Series D Preferred stock units were surrendered for conversion into 10,300 shares of common stock.

In October 1999, the Company filed a registration statement, which included the resale of 413,500 unregistered shares. This registration statement included all previously unregistered shares that had been issued as of October 3, 1999. The Securities and Exchange Commission declared this registration effective in October 1999.

During the first quarter of fiscal 2000, the Company sold approximately 1,570 common stock subscription units. Each unit consists of the right to acquire one hundred shares of unregistered common stock of the Company, with registration rights, plus a warrant to purchase ten shares of unregistered common stock of the Company, with registration rights, at an exercise price of $40.00 per share. The Company received approximately $3.6 million in net proceeds from this transaction. In connection with the sale of these subscription units, the Company granted warrants to purchase 19,000 and 11,200 shares of common stock to agents at an exercise price of $29.80 and $40.00 per share, respectively. The issuance of common shares required the Company's stockholders to approve an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of common stock or be required to pay subscribers a registration incentive up to $2,120,900. The stockholders approved the amendment at the Annual Stockholder's Meeting in February 2000. The Company issued 157,100 shares of common stock to the unit subscribers and subsequently registered these shares in March 2000 (See below). Consequently, the Company reclassified its contingent liability on common stock subscribed of $2,120,900 (recorded as of the end of the Company's first fiscal 2000 quarter) to stockholders' equity.

During the second quarter of fiscal 2000, the Company sold approximately 115 common stock subscription units. Each unit consists of the right to acquire one hundred shares of unregistered common stock of the Company, with registration rights, plus a warrant to purchase ten shares of unregistered common stock of the Company, with registration rights, at an exercise price of $240.00 per share. The Company received approximately $1.9 million in net proceeds from this transaction. The Company issued 11,400 shares of common stock to the unit subscribers and subsequently registered these shares in March 2000. In connection with the sale of these subscription units, the Company granted warrants to purchase 1,100 and 100 shares of common stock to agents at an exercise price of $185.00 and $240.00 per share, respectively.

During fiscal 2000, holders of 61,200 common stock options exercised their options to purchase common stock of the Company. The net proceeds were $1,785,900. Holders of an additional 6,500 common stock options exercised their options through the sale of 1,200 shares of common stock to the Company valued at $142,400, which was recorded as treasury stock.

During fiscal 2000, the Company issued 900 and 100 shares of its common stock to vendors and consultants in exchange for services provided valued at $178,400, and capital assets valued at $13,500, respectively.

During fiscal 2000, the Company issued 22,200 shares of its common stock to accredited investors who had subscribed to purchase such stock during fiscal 1999. The Company received approximately $600,000 in net proceeds from this transaction.

During fiscal 2000, at the request of the preferred holders, 100 shares of Series B, 65 shares of Series C and 120 shares of Series D Preferred Stock were converted into 31,900 shares of the Company's Common Stock.

In March 2000, the Company filed a registration statement, which included the resale of 21,700 unregistered shares. This registration statement included all previously unregistered shares that had been issued as of March 17, 2000. The Securities and Exchange Commission declared this registration effective in March 2000.

In July and August 2000, the Company sold approximately 198,200 shares of its unregistered common stock, with registration rights, plus warrants to purchase 99,100 shares of unregistered common stock of the Company, with registration rights, for aggregate gross proceeds of approximately $11.9 million. After expenses of the offering, net proceeds were approximately $10.9 million. In connection with this offering the Company issued 34,800 warrants to agents and investment bankers at exercise prices of $60 and $120.

During fiscal 2000 the Company entered into an Agreement and Plan of Reorganization to acquire substantially all of the assets of Research & Development Leasing, Inc. ("RDL"), a related party (Note 7), by issuance of 50,000 shares of the Company's common stock to settle $1,000,000 of accrued royalty obligations and to terminate any further obligations under an agreement entered into in April 1980.

During fiscal 2000, the Board of Directors authorized contributions to the Employee Stock Bonus Plan, representing the annual contribution for fiscal year 2000. The contribution was made in 6,800 shares of the Company's common stock, which have been issued to the Plan.

During fiscal 2001, holders of 150 common stock options exercised their options to purchase common stock of the Company by canceling their options to purchase 350 shares of common stock of the Company having an aggregate exercise price of $14,400 in a cashless exercise. Additionally, holders of 9,450 common stock options exercised their options to purchase common stock of the Company, which resulted in net proceeds of $218,400.

In January 2001, the Company sold 11,875 Common Stock Units to investors in a private placement. Each Common Stock Unit consists of three shares of common stock of the Company, plus one two-year warrant to purchase twenty shares of common stock of Silicon Film at $4.00 per share. The private placement generated net proceeds of $1,306,350.

In April 2001, the Company filed a registration statement using a shelf registration process. This registration statement included the resale of all previously unregistered shares and unregistered shares sold subsequent to May 2001, covered by supplements to the S-3 up to an aggregate amount of $100,000,000. The Securities and Exchange Commission declared this registration statement effective in April 2001.

In May 2001, the Company sold 32,600 shares of common stock of the Company to investors in an offering pursuant to the shelf registration, which generated net proceeds of $624,800. In connection with the sale of these shares, the Company granted warrants to purchase 1,600 shares of common stock to agents at an exercise price of $24.60 per share.

In June 2001, the Company sold 123,100 Common Stock Units to investors in another offering pursuant to its shelf registration. Each Common Stock Unit consists of one share of common stock of the Company, plus one four-year warrant to purchase one share of common stock of the Company at an exercise price of $27.00 per share. In connection with the sale of these Common Stock Units, the Company granted warrants to purchase 12,300 shares of common stock to agents at an exercise price of $27.00 per share. The shelf offering generated net proceeds of $1,520,000.

In June 2001, the Company sold 70,800 Common Stock Units to investors in another offering pursuant to its shelf registration. Each Common Stock Unit consists of one share of common stock of the Company, plus one five-year warrant to purchase twenty shares of common stock of iNetWorks at an exercise price of $1.00 per share. In connection with the sale of these Common Stock Units, the Company granted 3,125 Finders' Warrants to agents, each representing the right to purchase one share of the Company's common stock and twenty shares of iNetWorks' common stock at an exercise price of $27.00 and $1.00 per share, respectively. The shelf offering generated net proceeds of $790,500.

In July 2001, the Company sold 173,300 Common Stock Units to investors in another offering pursuant to its shelf registration. Each Common Stock Unit consists of one share of common stock of the Company, plus one five-year warrant to purchase forty shares of common stock of iNetWorks at an exercise price of $1.00 per share. The shelf offering generated net proceeds of $1,635,600.

In September 2001, the Company sold 167,700 shares of common stock of the Company to employees under the 2001 Compensation Plan (See Note 6 - Compensation
Plan). The proceeds from these stock issuances totaled $253,600, of which $216,900 was recorded as subscriptions receivable at September 30, 2001.

During fiscal 2001, the Company issued 10,900 shares of common stock to consultants for services provided, valued at $151,900.

During fiscal 2001, the Board of Directors authorized contributions to the Employee Stock Bonus Plan, representing the annual contribution for fiscal year 2001. The contribution was made in 232,200 shares of the Company's common stock, which have been issued to the Plan.

Note 3 - Common Stock Warrants

Warrants to purchase 750 shares of common stock of the Company were exercised in 1999; the proceeds were $14,000.

During fiscal 2000, the Company granted warrants to purchase 750 and 1,250 shares of the Company's common stock at an exercise price of $30 per share to individuals for services provided. The value of these warrants was not material.

During fiscal 2000, the Company granted warrants to purchase 1,400 shares of the Company's common stock to a leasing company in connection with equipment financing.

In connection with the sale of common stock subscription units in the first and second quarters of fiscal 2000, the Company granted warrants to purchase 48,300 shares of common stock to investors and agents, respectively at exercise prices of $29.80 to $240.00 per share.

In connection with the sale of common stock in July and August of fiscal 2000, the Company granted warrants to purchase 99,100, 19,800 and 15,000 shares of common stock to investors, agents and investment bankers, respectively at exercise prices of $50.00, $60.00 and $120.00 per share, respectively.

Warrants to purchase 22,500 shares of the Company's common stock were exercised during fiscal 2000 and generated net proceeds of $644,200.

Warrants to purchase 2,750 shares of the Company's common stock expired during fiscal 2000.

In November 2000, the Company granted warrants to purchase 25,000 shares of the Company's common stock at an exercise price of $42.20 per share to non-employees as incentives. The value of the warrants of $865,000 was calculated using the Black-Scholes valuation model, and was recorded as an expense.

Warrants to purchase 117,700 shares of the Company's common stock were exercised during fiscal 2001, and generated net proceeds of $2,807,400. Warrants to purchase 2,250 shares of the Company's common stock expired during fiscal 2001.

Warrants to purchase 140,600 shares of the Company's common stock were granted to investors and agents during the first three quarters of fiscal 2001 in connection with the issuance of common stock as described in Note 2 - Issuance of Common and Preferred Stock.

As of September 30, 2001, there were a total of 223,250 warrants outstanding, of which 2,800 expire in the year 2002, 37,600 expire in the year 2003, 1,650 expire in the year 2004, 42,200 expire in the year 2005 and 139,000 expire in the year 2006.

Note 4 - Series B and Series C Convertible Preferred Stock

The shares of Series B and Series C Convertible Cumulative Preferred Stock, which were originally issued to the Company's Employee Retirement Plan, each bear a 10 % cumulative annual dividend, which under Delaware law may generally be paid only out of (i) retained earnings or (ii) net profit in the current or preceding fiscal year. To the extent that the dividends are not declared and paid in any fiscal year, the obligation carries over to the next fiscal year. These shares of Series B and Series C Convertible Cumulative Preferred Stock are not redeemable, carry a liquidation preference over the common stock of $15.00 and $30.00, respectively, per share and are convertible, at the option of the holder, into 2.5 shares of common stock for each share of Series B and Series C Convertible Cumulative Preferred Stock, respectively. Distributions of vested benefits made from the Plan to former employees and the subsequent surrender and conversion into shares of common stock are as follows:

                                    Preferred Stock                    Common
                                 Series B      Series C                 Stock
                               -----------------------------------------------
Distribution dates:
    Fiscal 1999                       600           450                51,500
    Fiscal 2000                     2,000         1,300               165,100
    Fiscal 2001                         -             -                     -

The shares of Preferred Series B and Series C tendered for conversion have been retired. Undeclared dividends of $65,200 and $67,500 on the remaining outstanding Preferred Series B and Series C, respectively, will be carried forward to fiscal 2002. The Company has not accrued these dividends due to the accumulated deficit and historical losses.

Note 5 - Series D Convertible Preferred Stock Units

In connection with a Series D Convertible Preferred Stock Unit private placement in fiscal 1998, the Company granted to the placement agent warrants to purchase up to 3,775 units of Series D Convertible Preferred Stock units ("Agent Warrants") at a price of $110 per unit, which was 110% of the private placement price of the Units. The Series D Convertible Preferred Stock units consist of one share of Convertible Preferred Stock, plus one five-year warrant to purchase one share of common stock of Novalog, Inc., and one five-year warrant to purchase one share of common stock of MSI. Each share of Convertible Preferred Stock is convertible into common stock of the Company at the rate of five shares of common stock for each share of Preferred D. Agent warrants to purchase 1,900 units were exercised during fiscal 2000, which resulted in the issuance of 9,500 shares of common stock of the Company. The Company realized proceeds of $209,000 from this exercise.

Note 6 - Compensation Plan

In September 2001, the Board of Directors adopted the 2001 Compensation Plan ("Compensation Plan"). Under the Compensation Plan, employees and consultants may elect to receive shares of common stock of the Company in lieu of the same amount of cash compensation for services previously rendered. The Board of Directors may determine to issue shares at a discount not to exceed 15 % from their fair market value. During fiscal 2001, employees and consultants elected to receive 167,700 shares of common stock in exchange for a reduction in compensation and invoices of $293,100 (see Note 2).

Note 7 - Minority Interest in Subsidiaries

The Company sold Series D Convertible Preferred Stock Units in a private placement to certain accredited investors in December 1997 and January 1998. During the second quarter of fiscal 2000, holders of 125,000 shares of Series D Convertible Preferred Stock Units exercised warrants attached to the Units to purchase 125,000 shares of common stock of MSI. The net proceeds of $125,000 were added to the Company's general funds and are reflected in the consolidated cash position of the Company. The transaction resulted in an increase in minority interest in consolidated subsidiaries of $125,000.

During fiscal 1999, MSI granted 815,500 options to employees, officers and directors to purchase common shares of MSI's stock. As of October 3, 1999, there are 1,636,500 options outstanding, of which 235,600 are exercisable.

During fiscal 1999, Novalog granted 625,000 options to employees, officers and directors to purchase common shares of Novalog's stock. As of October 3, 1999, there are 1,878,000 options outstanding, of which 797,200 are exercisable.

During fiscal 2001, RedHawk sold 1,650,000 shares of its common stock to third parties. The net proceeds of $575,000 from this transaction are reflected in the consolidated cash position of the Company and resulted in a corresponding increase in minority interest in consolidated subsidiaries.

Warrants to purchase 507,000 shares of RedHawk's common stock were exercised during fiscal 2001, which generated net proceeds of $5,700.

During fiscal 2001, holders of 2,675,000 common stock options exercised their options to purchase common stock of iNetWorks, which resulted in net proceeds of $89,300.

Note 8 - Discontinued Operations

In September 2001, Silicon Film suspended operations and terminated all of its employees in contemplation of liquidation through bankruptcy proceedings. Silicon Film completed its filing for protection under Chapter 7 of the U.S. Bankruptcy Code in October 2001. Consequently, the accompanying Consolidated Financial Statements reflect Silicon Film as discontinued operations in accordance with Accounting Principles Board Opinion No, 30 "Reporting the results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). The financial position, results of operations and cash flows of Silicon Film's business have been classified as discontinued, for all periods presented. During 2001 the Company recognized a gain on the disposal of Silicon Film of $5.6 million, which includes an accrual of $200,000 for expenses related to the liquidation of Silicon Film. The ultimate disposition of Silicon Film's assets, including intellectual property, will be determined by the final outcome of bankruptcy proceedings. Although the Company has both debt and equity claims against such assets, no value of such claims has been included in the accompanying financial statements.

The following table shows the component assets and liabilities of the Company's net investment in Silicon Film at October 1, 2000.

Current assets                                     $  2,344,946
Property, plant and equipment, net                    1,807,645
Goodwill and other intangible assets, net               300,855
Current liabilities                                  (1,594,654)
Long-term liabilities                                   (50,925)
Minority interest obligation                         (7,311,247)
                                                   ------------
Net liabilities of discontinued operations         $ (4,503,380)
                                                   ============

Silicon Film reported no material revenue during fiscal years 2001, 2000 and 1999.

Certain notes to these consolidated financial statements have been restated to reflect the Company's presentation of discontinued operations. Generally, information in the notes has been restated where amounts were included in net earnings from, or net investment in, discontinued operations.

Note 9 - Related Party Transactions

In April 1980, the Company entered into an agreement with R & D Leasing Ltd. ("RDL"), a limited partnership in which the Company's Chairman of the Board and a Senior Vice-President are general partners with beneficial interests, to develop certain processes and technology related to chip stacking. The Company has exclusively licensed this technology from RDL. The Company's exclusive rights to the technology extend to all uses, both government and commercial. Since entering into the licensing agreement, the Company had accrued royalty obligations to RDL at the rate of 3.5% of all Company sales of chip stacks using the licensed technology. In October 1989, RDL agreed to defer its royalty claims and subordinate them with respect to all other creditors in exchange for options to purchase up to 1,000,000 shares of the Company's Common Stock at $1 per share, which were exercisable by applying the deferred royalties to the purchase. As of March 15, 2000, the Company entered into an Agreement and Plan of Reorganization to acquire substantially all of the assets of Research & Development Leasing, Inc. ("RDL") solely in exchange for 1,000,000 shares of voting common stock of the Company. Prior to March 15,

2000, the Company had been accruing obligations to RDL for a license to exclusive rights to certain processes and technology related to chip stacking. By consummating the Agreement and Plan of Reorganization to acquire RDL's assets in fiscal 2000, including its patents and technology, the Company settled $1,000,000 of accrued royalty obligations and terminated its obligation for any further licensing payments to RDL. The Company's Chairman of the Board and a Senior Vice President were the sole stockholders of RDL prior to the Company's acquisition of RDL's assets.

The Company has entered into an Assignment of Patent and Intellectual Rights (the "Assignment") with F. L. Eide ("Eide"), a Vice-President of the Company. As part of his employment agreement, Eide has assigned to the Company all rights and interests to five (5) U.S. Provisional Patent applications owned by him. In consideration for this Assignment, Eide will receive a 1% royalty on the gross sales revenues of any products incorporating elements of the assigned technology for the lifetime of any patents resulting from the Provisional Patent Applications. This Assignment was executed in February 1998.

Note 10 - Composition of Certain Financial Statement Captions

                                            September 30,        October 1,
                                               2001                2000
                                         -------------------------------------
Accounts receivable:
    U.S. government
                                         $  1,860,700            $ 1,386,500

    Other customers                           825,200                936,000
                                         -------------------------------------

                                         $  2,685,900            $ 2,322,500
                                         =====================================


Accounts receivable include unbilled amounts of $543,900 and $316,000 at September 30, 2001 and October 1, 2000, respectively. Unbilled amounts represent contract revenues for which billings have not been presented to customers at year-end. These amounts are billed in accordance with applicable contract terms, usually within 30 days. Accounts receivable also include billed retentions of $136,200 and $5,000 at September 30, 2001 and October 1, 2000, respectively. These amounts are normally collected upon final audit of costs by the U.S. government.

                                    September 30,          October 1,
                                       2001                   2000
                                 -------------------------------------
Inventory:
    Work in process              $    892,700            $   446,100

    Finished goods                    221,500                 43,500
                                 -------------------------------------

                                 $  1,114,200            $   489,600
                                 =====================================


Inventory amounts above are stated net of reserves for obsolete inventory of $8,277,400 at September 30, 2001 and $6,187,400 at October 1, 2000.

Title to all inventories remains with the Company. Inventoried materials and costs relate to work in process on customers' orders and on the Company's generic module parts and memory stacks, which the Company anticipates it will sell to customers including potential R&D contracts. Work in process includes amounts that may be sold as products or under contracts. Raw materials consist primarily of silicon wafers and other electronic components. Such inventoried costs are stated generally at the total of the direct production costs including overhead. Inventory valuations do not include general and administrative expenses. Inventories are reviewed quarterly to determine salability and obsolescence. A reserve is established for slow moving and obsolete items.

                                             September 30,       October 1,
                                                 2001               2000
                                         -------------------------------------
Equipment, furniture and fixtures:
    Engineering and production

      equipment                            $9,066,200            $8,161,800
    Furniture and fixtures                    334,400
                                                                    285,100

    Construction in progress                1,697,100               163,700
    Computer software programs              1,660,400               826,800
    Leasehold improvements                  1,278,750               942,700
                                         -------------------------------------

                                           14,036,850            10,380,100

Less accumulated depreciation
    and amortization

                                           (8,494,150)           (7,331,000)
                                         -------------------------------------

                                           $5,542,700            $3,049,100
                                         =====================================


                                          September 30,          October 1,
                                              2001                  2000
                                         -------------------------------------
Accrued expenses:
    Salaries and wages                      $ 774,200             $ 291,000
    Vacation                                  342,000               313,100
    Payroll taxes                             371,300               136,200
    ESBP contribution                               -               206,000
    Discontinued Silicon Film                 200,000                     -
    Other accrued expenses                     77,100               107,200
                                         -------------------------------------

                                           $1,764,600            $1,053,500
                                         =====================================



Note 11 - Commitments and Contingencies

The Company leases certain facilities and equipment under cancelable and noncancelable capital and operating leases. Minimum payments under capital lease obligations and operating lease commitments existing at September 30, 2001 are as follows:

                                      Capital        Operating
Fiscal Year                           Leases           Leases
-----------                           ------           ------
2002                               $  284,900      $   725,000
2003                                  117,700          733,500
2004                                   41,100          707,400
2005                                   26,100          336,600
2006                                   10,900          346,700
Thereafter                                  -                -
                                   ----------      -----------
Future minimum lease payments         480,700      $ 2,849,200
                                                   ===========
Amounts representing interest         (72,200)
                                   ----------
Present value of net
    minimum lease payments         $  408,500
                                   ==========

Total rental expense for operating leases amounted to $611,700, $582,000 and $525,900 for the fiscal years ended September 30, 2001, October 1, 2000 and October 3, 1999, respectively.

The Company and its subsidiaries have entered into contingent employment agreements with key members of management that provide for aggregate base compensation of $500,000 for fiscal year 2002, subject to achievement of specified objectives.

Note 12 - Income Taxes

The tax effect of significant items comprising the Company's income tax calculation as of September 30, 2001 and October 1, 2000, are as follows:

                                            September 30,       October 1,
                                               2001               2000
                                         ---------------------------------
Current deferred tax assets:
    Reserves not currently
      deductible                         $   120,000          $    473,000

Long-term deferred tax assets:
    Operating loss carryforwards          29,483,000            21,664,000
    Tax credit carryforwards               1,522,000             1,691,000
    Valuation allowance                  (31,125,000)          (23,828,000)
                                         ---------------------------------

Net deferred tax asset                   $         -          $          -
                                         =================================

The differences between the Company's effective income tax rate and the statutory U.S. federal income tax rate for the fiscal years ended September 30, 2001, October 1, 2000 and October 3, 1999, respectively, related primarily to the total valuation allowance changing $7,297,000 from October 1, 2000 to September 30, 2001 and $1,383,000 from October 3, 1999 to October 1, 2000.

The provision for income taxes for the fiscal years ended September 30, 2001, October 1, 2000 and October 3, 1999, consist of provisions for state income taxes of $4,000, $2,400 and $2,800, respectively. No provisions for federal income taxes have been made in these fiscal years due to the net operating losses.

At September 30, 2001, the Company had net operating loss carryforwards of approximately $82,099,000 for financial reporting and federal income tax purposes expiring in varying amounts from fiscal year 2002 through fiscal year 2021, and $26,919,000 for California tax purposes expiring in varying amounts from fiscal year 2002 through fiscal year 2006, available to offset future federal and California taxable income. In addition, as of September 30, 2001, the Company had investment tax credits and qualified research credits of $361,000 and $1,161,000, respectively, expiring in varying amounts through fiscal year 2021 and available to offset future federal taxes. The ability of the Company to utilize the net operating loss and credit carryforwards may be restricted by certain provisions of the Internal Revenue Code due to changes in ownership of the Company's common stock.

Note 13 - Stock Option Plans and Employee Retirement Plan

In December 1991, the Board of Directors adopted the 1991 Stock Option Plan to replace the 1981 Stock Option Plan, which had expired. This new Plan was approved by stockholders at the Company's Annual Meeting in February 1992. Under the 1991 Plan, options to purchase an aggregate of 33,800 shares of the Company's common stock may be granted to both key management employees and non-employee directors. Options granted may be either Incentive Stock Options or Nonstatutory Stock Options, and the requirements for participation, exercise price and other terms are similar to the 1981 Plan. As of September 30, 2001, options to purchase 3,900 shares at prices ranging from $30.00 to $43.75 per share were outstanding under the 1991 Plan, of which 2,700 were exercisable at September 30, 2001.

In January 1995, the Board of Directors adopted the 1995 Stock Option Plan to replace the 1991 Plan, which was fully subscribed at the time. The 1995 Plan was approved by stockholders at the Company's Annual Meeting in February 1995. Under the 1995 Plan, options to purchase an aggregate of 35,000 shares of the Company's common stock may be granted to both key management employees and non-employee directors. In August 1997, the Board of Directors authorized an increase in the number of options to an aggregate of 82,500 shares, which was ratified by stockholders at the Company's Annual Meeting in February 1998. Options granted may be either Incentive Stock Options or Nonstatutory Stock Options, and requirements for participation, exercise price and other terms are similar to the 1991 Plan. As of September 30, 2001, options to purchase 17,200 shares at prices ranging from $20.00 to $57.50 per share were outstanding under the 1995 Plan, of which 16,200 were exercisable at September 30, 2001.

In November 1998, the Board of Directors approved the 1999 Stock Option Plan. Under the 1999 Plan, options to purchase an aggregate of 50,000 shares of common stock may be granted to both key management employees and non-employee directors. The 1999 Plan was ratified by stockholders at the Company's Annual Meeting in February 1999. Options granted may be either Incentive Stock Options or Nonstatutory Stock Options. Requirements for participation, exercise price and other terms are similar to the 1991 and 1995 Plans. As of September 30, 2001, options to purchase 35,500 shares at prices ranging from $26.56 to $63.44 per share were outstanding under the 1999 Plan, of which 18,600 were exercisable at September 30, 2001.

In October 2000, the Board of Directors approved the 2000 Non-qualified Option Plan. Under the 2000 Plan, options to purchase an aggregate of 75,000 shares of common stock may be granted to both key management employees and non-employee directors. Options granted under the 2000 Plan may only be Nonstatutory Stock Options. Requirements for participation, exercise price and other terms are similar to the 1991, 1995 and 1999 Plans except for the limitation to Nonstatutory options. As of September 30, 2001, options to purchase 74,800 shares at prices ranging from $26.56 to $43.75 per share were outstanding under the 2000 Plan, of which -0- were exercisable at September 30, 2001.

In December 2000, the Board of Directors approved the 2001 Stock Option Plan. Under the 2001 Plan, options to purchase an aggregate of 75,000 shares of common stock may be granted to both key management employees and non-employee directors. The 2001 Plan was ratified by stockholders at the Company's Annual Meeting in March 2001. Options granted may be either Incentive Stock Options or Nonstatutory Stock Options. Requirements for participation, exercise price and other terms are similar to the 1991, 1995 and 1999 Plans. As of September 30, 2001, options to purchase 14,800 shares at prices ranging from $20.60 to $25.62 per share were outstanding under the 2001 Plan, of which 12,900 were exercisable at September 30, 2001.

Stock option activity is summarized as follows:

                                                             Option Price
                                        Shares                  Per Share
                                ------------------------------------------
Options outstanding at
    September 27, 1998                 95,500           $19.60 to $150.00
      Granted                          33,700              19.60 to 38.40
      Exercised                        (6,400)             19.60 to 33.80
      Cancelled                        (5,100)            20.00 to 130.00
      Expired                            (400)                     150.00
                                -------------
Options outstanding at
    October 3, 1999                   117,300           $19.60 to $125.00
      Granted                          28,800              26.80 to 59.20
      Exercised                       (67,700)             19.60 to 57.60
      Cancelled                        (5,900)             20.00 to 46.20
      Expired                          (3,600)           100.00 to 125.00
                                -------------
Options outstanding at
    October 1, 2000                    68,900            $19.60 to $59.20
      Granted                          93,700              20.60 to 63.44
      Exercised                        (8,400)             19.60 to 31.87
      Cancelled                        (2,900)             19.60 to 59.10
      Expired                          (5,100)             19.60 to 20.00
                                -------------
Options outstanding at
    September 30, 2001                146,200            $20.00 to $63.44
                                =============

A summary of outstanding options exercisable under the 1991, 1995, 1999, 2000 and 2001 Plans is shown below.


                                              Weighted average
         Range of           Number       remaining contractual        Weighted average        Number       Weighted average
  exercise prices       Outstanding               life (years)          exercise price    Exercisable        exercise price
-----------------------------------------------------------------------------------------------------------------------------
   $20.00 - 29.99           94,900                           4                  $25.76        19,400                 $22.60
    30.00 - 39.99           31,300                           2                   32.68        25,100                  32.24
    40.00 - 63.44           20,000                           4                   53.70         5,800                  59.09
                        ------------                                                      ------------
                           146,200                                                            50,300
                        ============                                                      ============

Pursuant to SFAS No. 123 "Accounting for Stock Based Compensation," the Company is required to disclose the effects on the net loss and per share data as if the Company had elected to use the fair value approach to account for all of its employee stock-based compensation plans. Had the compensation cost for the Company's Plans been determined using the fair value method, the compensation expense would have had the effects of increasing the Company's net loss for the years ended September 30, 2001, October 1, 2000, and October 3, 1999, to the pro forma amounts of $15,622,700, $15,533,600 and $9,425,800, respectively, with a corresponding pro forma loss per share of $6.13, $7.68 and $6.03, respectively. These pro forma amounts were determined estimating the fair value of each option granted during fiscal 2001, 2000, and 1999 on its grant date, using the Black-Scholes option-pricing model. Assumptions of no dividend yield, risk-free interest rates ranging from 4.5% to 6% which approximate the Federal Reserve Board's rates for treasuries at the time granted, an expected life of three years, and volatility rates varying from 73.2% to 157.1% were applied to options granted during fiscal years 2001, 2000, and 1999. The weighted average fair value at the grant date for the options granted during fiscal years 2001, 2000, and 1999 was $1.15, $1.74, and $0.92 per option, respectively.

In fiscal 1982, the Company established an Employee Retirement Plan, which is effective for fiscal year 1982 and thereafter. The plan provides for annual contributions to the Company's Stock Bonus Trust ("SBT") to be determined by the Board of Directors and which will not exceed 15% of total payroll. At the discretion of the Trustee, the SBT will purchase common stock at fair market value or other interest-bearing securities or investments for the accounts of individual employees who will gain a vested interest of 20% in their accounts after three years of service, and 20 % each year of service thereafter, until fully vested after seven years of service. That portion of cash or stock held in an employee's account and not vested at termination of employment will be redistributed in accordance with a prearranged formula. Management believes that the contributions made by the Company to the SBT, to the extent they relate to government cost-plus-fixed-fee contracts, will be reimbursable by the U.S. government. In fiscal years 2001, 2000 and 1999 the Company's contributions to the SBT were 232,200, 6,800 and 16,500 shares of common stock, respectively, which had estimated market values of $1,176,800, $462,100 and $500,200, respectively.

Note 14 - Revenues

In fiscal 2001, direct contracts with the U.S. government accounted for 42% of the Company's revenues, and second-tier government contracts with prime government contractors accounted for 9%. The remaining 49% of the Company's revenues were derived from non-government sources. Of the 42% related to the U.S. government agencies, the U.S. U.S. Navy, the U.S. Army and the Air Force accounted for 77%, 11% and 12%, respectively. Of the 49% applicable to non-governmental sources, two customers accounted for 24% and 21%, respectively, of the total commercial revenues.

In fiscal 2000, direct contracts with the U.S. government accounted for 20% of the Company's revenues, and a second-tier government contract with a prime government contractor accounted for 12%. The remaining 68% of the Company's revenues were derived from non-government sources. Of the 32% related to the U.S. government agencies, the U.S. Army, the U.S. Air Force and the U.S. Navy accounted for 36%, 4% and 21%, respectively, with the remaining revenue of 38% being widely diversified among several other governmental agencies. Of the 68 % applicable to non-governmental sources, two customers accounted for 19% and 23%, respectively, of the total commercial revenues.

In fiscal 1999, direct contracts with the U.S. government accounted for 18% of the Company's revenues, and a second-tier government contract with a prime government contractor accounted for 19%. The remaining 63% of the Company's revenues were derived from non-government sources. Of the 18% related to the U.S. government agencies, the U.S. Army, the U.S. Air Force and the U.S. Navy accounted for 54%, 9% and 6%, respectively, with the remaining revenue of 31% being widely diversified among several other governmental agencies. Of the 36% applicable to non-governmental sources, two customers accounted for 33% and 29%, respectively, of the total commercial revenues.

Note 15 - Marketable Securities and Cash Equivalents

The Company's marketable securities consist of investments in short-term, government-backed securities, and commercial paper. The Company determines proper classification of investments at the time of purchase and re-evaluates such designations at each balance sheet date.

All marketable securities are classified as held-to-maturity, and are stated at amortized cost. Unrealized gains are included in interest income in the Statements of Operations. Total unrealized gains were approximately $25,700 at September 30, 2001.

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Note 16 - Loss Per Share

Basic and diluted net loss per common share for fiscal years 2001, 2000 and 1999 were calculated as follows:

                                                      2001                    2000                   1999
                                               -----------------       ------------------     ------------------
Loss per share:
Loss from continuing operations                $   (15,525,500)        $       (8,994,900)    $       (5,323,100)
Gain (loss) from discontinued operations               938,000                 (6,043,400)            (3,792,600)
                                               ---------------         ------------------     ------------------
Net loss                                       $   (14,587,500)        $      (15,038,300)    $       (9,115,700)
                                               ===============         ==================     ==================

Loss per Share:
Loss from continuing operations                $         (6.09)        $            (4.45)    $            (3.41)
Gain (loss) from discontinued operations                  0.37                      (2.99)                 (2.43)
                                               ---------------         ------------------     ------------------
Net loss                                       $         (5.72)        $            (7.44)    $            (5.84)
                                               ===============         ==================     ==================

Weighted average number of
     shares outstanding                              2,549,500                  2,021,400              1,562,200
                                               ===============         ==================     ==================

Note 17 - Summarized Quarterly Financial Information (Unaudited)

The following table presents the Company's operating results for each of the eight fiscal quarters in the period ended September 30, 2001. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements included in the Annual Report on Form 10-K. In the opinion of management, all necessary adjustments have been included to fairly present the unaudited quarterly results. This data should be read together with the consolidated financial statements and the notes thereto included in this Annual Report on Form 10-K.

                                                                        Quarter Ended
                                             -------------------------------------------------------------------------
                                                December 31,           April 1,             July 1,      September 30,
                                                        2000               2001                2001               2001
                                             ---------------      -------------      --------------     --------------
Fiscal 2001
   Total revenues                            $     1,943,000      $   2,557,800      $    3,930,900     $    2,225,600
   Loss from operations                           (4,888,800)        (4,649,500)         (2,533,500)        (4,054,200)
   Loss from continuing operations                (4,463,500)        (4,268,800)         (2,121,400)        (4,671,800)
   Gain (loss) from discontinued
   operations                                     (1,603,500)        (1,264,900)         (1,979,700)         5,786,100
                                             ---------------      -------------      --------------     --------------
   Net income (loss)                         $    (6,067,000)     $  (5,533,700)     $   (4,101,100)    $    1,114,300
                                             ===============      =============      ==============     ==============
   Net income (loss) per share
          From continuing operations                   (1.91)             (1.81)              (0.85)             (1.66)
          Discontinued operations                      (0.69)             (0.54)              (0.79)              2.06
                                             ---------------      -------------      --------------     --------------
          Net income or loss per share                 (2.60)             (2.35)              (1.64)              0.40
                                             ===============      =============      ==============     ==============
   Weighted average shares outstanding             2,332,100          2,353,700           2,494,400          2,809,500
                                             ===============      =============      ==============     ==============
                                                                        Quarter Ended
                                             -------------------------------------------------------------------------
                                                  January 2,           April 2,            July 12,         October 1,
                                                        2000               2000                2000               2000
                                             ---------------      -------------      --------------     --------------
Fiscal 2000
   Total revenues                             $    3,283,100     $    2,795,100     $     2,494,400    $     2,197,200
   Loss from operations                           (1,526,500)        (1,842,700)         (2,582,800)        (4,020,400)
   Loss from continuing operations                (1,347,400)        (1,648,000)         (2,357,900)        (3,641,600)
   Gain (loss) from discontinued
   operations                                     (1,150,700)        (1,246,700)         (1,209,000)        (2,437,000)
                                              --------------      -------------      --------------     --------------
   Net loss                                   $   (2,498,100)     $  (2,894,700)     $   (3,566,900)    $   (6,078,600)
                                              ==============      =============      ==============     ==============
   Net income (loss) per share
          From continuing operations                   (0.75)             (0.89)              (1.12)             (1.68)
          Discontinued operations                      (0.64)             (0.67)              (0.57)             (1.13)
                                             ---------------      -------------      --------------     --------------
          Net income or loss per share                 (1.39)             (1.56)              (1.69)             (2.81)
                                             ===============      =============      ==============     ==============
   Weighted average shares outstanding             1,797,400          1,850,600           2,113,000          2,164,500
                                             ===============      =============      ==============     ==============

Note 18 - Subsequent Events

Subsequent to September 30, 2001, the Company sold an aggregate of 1,000,000 shares of the Company's common stock to investors in offerings pursuant to its shelf registration, which generated net proceeds of $1,160,000. Subsequent to September 30 2001, the Company also sold an aggregate of 162,000 shares of the Company's common stock to employees pursuant to its stock purchase plan, which generated net proceeds of $184,000.

Note 19 - Reportable Segments

The Company's operating segments are distinct business units operating in different industries, except the Corporate Headquarters segment, which spans the activities of the other segments. Each segment is separately managed, with separate marketing and distribution systems. The Company's seven operating segments are Advanced Technology Division ("ATD"), Novalog, Microelectronics Products Division ("MPD"), MicroSensors, Inc. ("MSI"), RedHawk Vision ("RedHawk"), iNetWorks Corporation ("iNetWorks") and Corporate Headquarters. All operating segments except MPD meet the criteria for reportable segments disclosure as of September 30, 2001. Since no other operating segments would be included with MPD in a nonspecific category, the Company has included MPD as a reportable operating segment. ATD derives most of its revenues from research and development contracts funded primarily by governmental agencies. Novalog designs, develops and sells proprietary integrated circuits ("ICs") and related products for use in wireless infrared communication. MPD designs, develops and sells stacked 3D microelectronics for use in a variety of systems applications. MSI develops and sells proprietary micromachined sensors and related electronics. iNetWorks is focused on commercializing Irvine Sensors' proprietary technology for high-speed telecommunications and Internet routers, including the SuperRouter. Corporate Headquarters provides accounting, inventory control and management consulting services to the consolidated subsidiaries. Corporate revenue consists of charges to the subsidiaries for these services and corporate assets consist of loans to subsidiaries and goodwill for reacquisition of subsidiary stock.

The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies. Segment profit or loss is based on profit or loss from operations before income taxes and minority interest in profit and loss of subsidiaries.

The following information about the Company's seven business segments is for the year ended September 30, 2001:

                                                                                                             RedHawk
                                             ATD       Novalog        MSI          MPD        iNetWorks      Vision
                                             ---       -------        ---          ---        ---------      ------
Revenues from external customers          5,380,800  $4,511,700  $   121,900  $    582,500  $     11,900  $     48,500
Intersegment revenue                              -           -            -             -
Interest income                                   -      24,900            -             -                       5,500
Interest expense                             82,800       4,400        5,600         8,100             -         1,000
Depreciation                                693,900      67,500      200,900        44,900         7,600       241,100
Segment profit (loss)                    (4,538,100)   (527,400)  (2,842,500)   (1,552,500)   (2,225,200)   (1,704,000)
Segment assets                            7,477,450   2,151,300      787,200       563,600        28,500       133,600
Expenditures for segment assets           2,556,500     199,200      237,200       128,200        10,900        21,100


Reconciliation to Consolidated Amounts

Assets
Total assets for reportable segments
Elimination of intersegment assets

    Total consolidated assets


                                            Corporate
                                           Headquarters        Totals
                                           ------------        ------
Revenues from external customers           $          -    $  10,657,300
Intersegment revenue                          2,570,100        2,570,100
Interest income                                 106,000          136,400
Interest expense                                 39,600          141,500
Depreciation                                    315,500        1,571,400
Segment profit (loss)                        (2,736,300)     (16,126,000)
Segment assets                               20,016,900       31,158,550
Expenditures for segment assets                 829,200        3,982,300


Reconciliation to Consolidated Amounts

Assets
Total assets for reportable segments                          31,158,550
Elimination of intersegment assets                           (20,016,900)
                                                           -------------
    Total consolidated assets                              $  11,141,650
                                                           =============

The following information about the Company's seven business segments is for the year ended October 1, 2000:

                                                                                                               RedHawk
                                             ATD         Novalog       MSI          MPD         iNetWorks       Vision
                                             ---         -------       ---          ---         ---------       ------
Revenues from external customers        $  4,282,900   $6,308,600  $    69,900  $    107,100    $        -    $     1,300
Intersegment revenue                               -            -            -             -             -              -
Interest income                                    -        6,400            -             -             -              -
Interest expense                                   -          500        4,700         8,200             -              -
Depreciation                                 605,000       79,900      111,500        23,600             -         10,200
Segment profit (loss)                     (4,442,900)     472,800   (3,299,000)     (978,600)            -       (930,900)
Segment assets                            11,578,300    2,239,100      742,500       180,900             -        705,300
Expenditures for segment assets              798,400       46,900      495,500        97,300             -        509,700


Reconciliation to Consolidated Amounts

Assets
Total assets for reportable segments
Elimination of intersegment assets

    Total consolidated assets


                                          Corporate
                                         Headquarters         Totals
                                         ------------         ------
Revenues from external customers         $          -     $  10,769,800
Intersegment revenue                        2,514,700         2,514,700
Interest income                               152,400           158,800
Interest expense                              131,400           144,800
Depreciation                                  106,400           936,600
Segment profit (loss)                        (793,800)       (9,972,400)
Segment assets                             24,675,600        40,121,700
Expenditures for segment assets               191,100         2,138,900


Reconciliation to Consolidated Amounts

Assets
Total assets for reportable segments                         40,121,700
Elimination of intersegment assets                          (21,459,950)
                                                          -------------
    Total consolidated assets                             $  18,661,750
                                                          =============

The following information about the Company's five business segments is for the year ended October 3, 1999:

                                                                                                       Corporate
                                             ATD           Novalog          MSI           MPD         Headquarters       Totals
                                             ---           -------          ---           ---         ------------       ------
Revenues from external customers         $ 4,080,700     $ 6,787,900     $ 197,300     $   32,700     $           -   $ 11,098,600
Intersegment revenue                               -               -             -              -         2,320,000      2,320,000
Interest income                                    -           2,100             -              -            31,700         33,800
Interest expense                                   -             500         3,700            700            97,800        102,700
Depreciation                                 694,950         118,100        58,400          8,000                 -        879,450
Segment profit (loss)                     (2,275,200)        480,200    (2,637,700)      (746,700)         (810,500)    (5,989,900)
Segment assets                             5,816,200       2,392,900       503,100        109,050        12,721,100     21,542,350
Expenditures for segment assets            1,163,900          58,400       349,200         55,400                 -      1,626,900

Reconciliation to Consolidated Amounts

Assets
Total assets for reportable segments                                                                                    21,542,350
Elimination of intersegment assets                                                                                     (12,549,500)
                                                                                                                      ------------
      Total consolidated assets                                                                                       $  8,992,850
                                                                                                                      ============

Irvine Sensors Corporation
Report of Independent Certified Public Accountants



--------------------------------------------------------------------------------

To the Board of Directors
Irvine Sensors Corporation
Costa Mesa, California

We have audited the accompanying consolidated balance sheets of Irvine Sensors Corporation as of September 30, 2001 and October 1, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Irvine Sensors Corporation as of September 30, 2001 and October 1, 2000, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II for each of the three years in the period ended September 30, 2001. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.

/s/ Grant Thornton LLP

Irvine, California
November 30, 2001