Form 10-K405/A
period 2001-09-30
IRVINE SENSORS CORP/DE/
filed 2002-01-25
CIK 357108

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

Yes    X           No ____
    --------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

To the extent known by the registrant, the aggregate market value of the Common Stock held beneficially by non-affiliates of the registrant was approximately $5.1 million based on the closing sales price on January 24, 2002 as reported by the Nasdaq SmallCap Market. As the Preferred Stock is not publicly traded it has not been included in the computation.

As of January 24, 2002, there were 5,473,242 shares of Common Stock outstanding.

Documents Incorporated by Reference:

None.

                        PORTIONS AMENDED/EXPLANATORY NOTE

        Irvine Sensors Corporation ("the Company") previously anticipated incorporating by reference certain information from the definitive proxy statement for its 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report. However, in accordance with paragraph 3 of General Instruction G to Form 10-K, the Company hereby amends Part III (Items 10, 11, 12 and 13) contained in its Annual Report on Form 10-K for the fiscal year ended September 30, 2001, originally filed with the Securities and Exchange Commission on December 31, 2001, to provide the additional required information relating to the directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions, as set forth below. Except as set forth in Items 10, 11, 12 and 13 below, no other changes are made to the Company's Report on Form 10-K for the fiscal year ended September 30, 2001.

                                    PART III
                                    --------

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

The names of the Company's directors, their ages as of January 24, 2002 and certain information about them, are set forth below:

     Name                               Age    Position with Company/Principal Occupation
     ----                               ---    ------------------------------------------

     Mel Brashears                       56    Chairman of the Board

     Robert G. Richards                  74    President, Chief Executive Officer and a
                                               Director

     Marc Dumont (1)                     58    Director

     Maurice C. Inman, Jr. (2)           70    Director

     Thomas M. Kelly (2)                 60    Director

     Wolfgang Seidel (1)                 59    Director

     Vincent F. Sollitto, Jr. (1)(2)     53    Director

_____
(1)   Member of Compensation Committee.
(2)   Member of Audit Committee.


     Dr. Brashears has been a director of ISC since December 2000 and Chairman of ISC's board since March 2001. From October through December 2000, he was also a Senior Vice President of Irvine Sensors, a position he resigned after becoming a director. He has also been Chairman and Chief Executive Officer of the Company's subsidiary, iNetWorks Corporation, since October 2000. From January 1999 to September 2000, he was self-employed as a consultant. From January 1996 through December 1998, he was President and Chief Operating Officer of Lockheed Martin's Space & Strategic Missiles Sector. Prior to 1996, Dr. Brashears held numerous positions in a 27-year career of increasing management responsibility with Lockheed and its successors. Dr. Brashears is a graduate of the University of Missouri with B. S., M. S. and Ph.D. degrees in engineering.

     Mr. Richards has been President and Chief Executive Officer of the Company since June 2000, a director since January 2001, and a director of iNetWorks since October 2000. Since April 1999, Mr. Richards has also served as a member of the Company's Scientific Advisory Board. Mr. Richards retired as President of Aerojet Electronic Systems Division in 1993. He is co-author of the book, Infrared Physics and Engineering, published by McGraw-Hill, and has a M.A. degree from the University of California at Berkeley.

     Mr. Dumont became a director of the Company in April 1994. Mr. Dumont has been an international consultant and investment banker for more than five years. Mr. Dumont is also on the Board of Directors of Novalog. From January 1981 to March 1995, Mr. Dumont was President of PSA International S.A., a PSA Peugeot Citroen Group company. Mr. Dumont is a graduate of the University of Louvain, Belgium with degrees in Electrical Engineering and Applied Economics and holds an MBA from the University of Chicago.

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

     Dr. Kelly became a director of the Company in October 2000 and was a director of Silicon Film from its organization in August 1998 until October 2001. From 1968 until his retirement in early 1998, Dr. Kelly held positions of increasing responsibility with Eastman Kodak Company. Most recently, he served as Director of Kodak's Digital Products Center, General Manager of all Digital Capture Products, and General Manager of Digital Camera Products. Dr. Kelly holds a Ph.D. in Physics from Wayne State University, and a B.S. in Physics from LeMoyne College.

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


Compensation of Directors

Directors who are employees of the Company are not separately compensated for their services as directors or as members of committees of the Board of Directors. During fiscal 2001, directors who were not employees of the Company received $2,000 for each board meeting attended, $500 for each Audit or Compensation Committee meeting attended and were reimbursed for reasonable travel and other expenses.


Board Meetings and Committees

The Board of Directors held a total of twelve meetings during the fiscal year ended September 30, 2001 and took action by unanimous written consent on one occasion. No current director attended fewer than 75% of the meetings of the Board of Directors or committees of which he was a member during the fiscal year ended September 30, 2001.

The Audit Committee of the Board of Directors met four times during the fiscal year ended September 30, 2001. This Committee reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including the selection of our accountants, the scope of the annual audits, fees to be paid to our accountants, the performance of our accountants and our accounting practices. During fiscal 2001, neither the Board of Directors nor the Company's independent certified public accountants raised any issues with respect to matters that required formal review. The current members of the Audit Committee are Messrs. Inman, Kelly and Sollitto.

The Compensation Committee of the Board of Directors met four times during the fiscal year September 30, 2001. This Committee makes recommendations to the Board of Directors as to the salaries of officers, administers the Company's executive bonus programs and recommends to the Board the award of stock options to key employees, officers and directors. The current members of the Compensation Committee are Messrs. Dumont, Seidel and Sollitto.

The Company has a temporary nominating committee consisting of Messrs. Brashears, Dumont and Sollitto to review and make recommendations to the Board for management nominees for election to the Board at the 2002 Annual Meeting. The Company does not have a permanent nominating committee or any committee permanently performing the functions of a nominating committee.

Executive Officers

The names of the Company's current executive officers who are not also directors of the Company and certain information about each of them are set forth below:

     John C. Carson, age 63, is a co-founder of the Company and has served as a Senior Vice President since April 1982 and was a director from the Company's inception in 1974 until March 2001. He became Chief Technical Officer in February 1997 and Chief Operating Officer in October 2001. Mr. Carson also serves as a director of MSI (since October 1997) and iNetWorks (since November
2000). Mr. Carson has been awarded 15 patents for smart sensors, 3D packaging and single processing architectures, including neural networks. Mr. Carson holds a B S. in Physics from the Massachusetts Institute of Technology.

     John J. Stuart, age 62, joined the Company in January 1983 as its Manager of Special Projects and Communications, became the Company's Chief Financial Officer and Treasurer in July 1985, a Vice President in June 1995, a Senior Vice President in November 1998 and Secretary in March 2001. He relinquished the position of Treasurer in February 1995. Effective October 1998, Mr. Stuart re-assumed the position of Treasurer in addition to his other responsibilities. Mr. Stuart has been an Advisory Member of the Company's Board of Directors since November 1998. Mr. Stuart is also a member of the Board of Directors of Novalog (since October 1995), MSI (since October 1997), RedHawk Vision (since March
2000) and iNetWorks (since October 2000). During these periods has also served, and continues to serve, as Chief Financial Officer of MSI, RedHawk Vision and iNetWorks. He was also Chief Financial Officer of Silicon Film Technologies from its organization in August 1998 until May 1999 and of Novalog from October 1995 to June 2001. Mr. Stuart holds a B.S. in Industrial Management from the Massachusetts Institute of Technology.

Item 11.          Executive Compensation
                  ----------------------

Compensation of Executive Officers

For fiscal years ended September 30, 2001, October 1, 2000 and October 3, 1999, the compensation awarded or paid to, or earned by the Company's Chief Executive Officer during the fiscal year ended September 30, 2001, and each of the two other executive officers of the Company whose annual salary and bonus exceeded $100,000 in fiscal 2001 (the "Named Executive Officers") is shown in the following table:

                           Summary Compensation Table

                                                                                           Long Term
                                                      Annual Compensation                 Compensation
                                          ---------------------------------------------- --------------
                                                                        Other Annual           Options      All Other
Name and Principal           Fiscal                                        Compen-              /SARs        Compen-
Positions                     Year        Salary ($)      Bonus ($)     sation ($)(1)           (#)(4)     sation($)(2)
---------------------------------------------------------------------------------------- --------------    ------------
Robert G. Richards            2001         226,180               -              -             2,250           30,500
President and Chief           2000          53,870               -              -               150                -
Executive Officer(3)

John C. Carson                2001         151,000               -          3,700                 -           20,400
Senior Vice President         2000         151,528          9,680           2,600               750           23,150
Chief Technical Officer       1999         151,528          7,170           4,730             1,500           18,390

John J. Stuart, Jr            2001         150,700              -           4,900                 -           20,350
Senior Vice President         2000         135,100         15,230             600               750           20,689
Chief Financial Officer       1999         135,100         16,770           4,910             1,500           18,330

__________________________

(1) As permitted by the rules promulgated by the SEC, no amounts are shown for "perquisites," where such amounts for the Named Executive Officers do not exceed the lesser of 10% of the sum of such executive bonus salary or $50,000.
(2) Amounts in this column represent the value of shares contributed to the named individual's account in the Employee Stock Bonus Plan. Amounts for Fiscal Year 2001 are estimates pending completion of forfeiture allocations for the fiscal year to the accounts of Plan beneficiaries. See "Employee Stock Bonus Plan".
(3) Mr. Richards became employed by the Company in June 2000.
(4) Adjusted to give effect to 1-for-20 reverse split effective September 26, 2001.


Employment Agreements

The Company has no employment agreements with any Named Executive Officer.

Option Grants

The following table sets forth certain information regarding grants of stock options made during the fiscal year ended September 30, 2001 to the Named Executive Officers.

                     Options Granted During Last Fiscal Year

                                                   Individual Grants
                         ------------------------------------------------------------------------------------------
                                                                                             Potential Realizable
                             Number of      % of Total                                        Value at Assumed
                          Securities           Options                                       Annual Rates of Stock
                          Underlying       Granted to       Exercise or                     Price Appreciation for
                            Options        Employees in      Base Price   Expiration            Option Term(4)
                                                                                              ---------------------
Name                     Granted(1)(2)   Fiscal Year(3)   ($/Share)(1)       Date             5% ($)       10% ($)
----                     --------------  -------------- ---------------- ------------         ------       --------
Robert G. Richards            1,000           1.07%           63.44       11/01/2004          14,284        30,850
                              1,250           1.33%           26.56       12/08/2004           7,155        15,409

____________________
(1) Adjusted to give effect to 1-for-20 reverse split effective September 26, 2001.
(2) Options granted become exercisable upon the earlier of (i) 33% annually over a three-year period after one year from the date of grant, or (ii) a Change in Control of the Company.
(3) Based on an aggregate of 93,700 options granted under the Company's option plans in the fiscal year ended September 30, 2001.
(4) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The 5% and 10% assumed annual rates of compounded stock price appreciation are from the date the respective options were granted to their expiration date, are mandated by rules of the Securities and Exchange Commission and are not intended to forecast possible future appreciation, if any, in the price of the Common Stock. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise of the options or the sale of the underlying shares. The actual gains, if any, on the stock option exercises will depend on the future performance of the Common Stock, the optionholder's continued employment through the option vesting period and the date on which the options are exercised.

Option Exercises During Last Fiscal Year and Fiscal Year-End Values

The following table contains information relating to the exercise of stock options granted under the 1991, 1995, 1999, 2000 and 2001 Stock Option Plans by the Named Executive Officers in fiscal 2001, as well as the number and value of their unexercised options as of September 30, 2001.

               Aggregated Option Exercises During Last Fiscal Year

                                          and Fiscal Year-End Option Values

                                                                        Number of
                                                            Securities Underlying            Value of Unexercised
                             Shares         Value             Unexercised Options            In-the-Money Options
                        Acquired on      Realized        at Fiscal Year End(#)(3)        at Fiscal Year End($)(4)
                                                     ----------------------------     ---------------------------
Name                 Exercise(#)(1)        ($)(2)    Exercisable    Unexercisable     Exercisable   Unexercisable
----                 --------------  ------------    -----------    -------------     -----------   -------------
Robert G. Richards            -             -           1,516             984              -              -

John C. Carson(5)         1,667         2,000           4,200           1,250              -              -

John J. Stuart, Jr.       1,667         8,002           2,950             500              -              -

______________
(1) Adjusted to give effect to 1-for-20 reverse split effective September 26, 2001.
(2) Represents the fair market value of the Company's Common Stock on the date of exercise (based on the closing sales price reported on the Nasdaq SmallCap Market or the actual sales price if the shares were sold by the optionee), less the exercise price, and does not necessarily indicate that the shares were sold by the optionee.
(3)  Includes both in-the-money and out-of-the money options.
(4) Fair market value of the Company's Common Stock on the last trading day of fiscal 2001 ($1.22 per share), less the applicable exercise prices, multiplied by the number of options.
(5) The amounts for John C. Carson include the holdings of his wife, including amounts held as separate property.

Employee Stock Bonus Plan

         All of the Company's employees are eligible to participate in the Employee Stock Bonus Plan, which is a tax-qualified retirement plan. Employees are enrolled in the plan as of the day following the date on which the employee completes at least one hour of work. In order to share in the Company's contribution to the Plan in any fiscal year of the Plan ("Plan Year"), an employee must have worked a minimum of 1,000 hours during the Plan year, and be employed by the Company at the end of the Plan year. To date, the Plan has been funded only with previously unissued shares of the Company's Common and Preferred stock; thus the Company has not contributed any cash to the Plan. The Plan's assets are allocated annually to the participating employees' accounts in the respective ratios that each participating employee's compensation for that year bears to the total compensation of participating employees. An employee's participation in the Plan terminates on his retirement, disability or death, at which time the employee will receive that portion of his or her account which has vested. Generally, an employee's account vests at a rate of 20% per year after completing three years of employment and is 100% vested after seven years of employment. All executive officers named in the Summary Compensation Table participate in the Company's Employee Stock Bonus Plan. In the fiscal years ended September 30, 2001, October 1, 2000 and October 3, 1999 the Company contributed 232,190, 6,755 and 16,500 shares of Common Stock, respectively, to the Plan, as adjusted to give effect to the 1-for-20 reverse split effective September 26, 2001, valued at $1,176,830, $462,100 and $500,200, respectively, as of the date of contribution.

         The allocation distribution of contributions to beneficiaries of the Employee Stock Bonus Plan had not been completed as of the date of this report. An estimate of the value of contributions to the accounts of the Named Executive Officers for the fiscal year ended September 30, 2001 has been included in "All Other Compensation" in the Summary Compensation Table.

Compensation Committee Interlocks and Insider Participation

         During the fiscal year ended September 30, 2001, Messrs. Dumont, Seidel and Sollitto served as members of the Compensation Committee. During fiscal 2001, all of the members of the Compensation Committee were non-employee directors. None of the Company's executive officers has, during fiscal 2001, served on the Board of Directors or the compensation committee of any other entity, any of whose officers served either on the Board of Directors or the Compensation Committee of the Company.

Item 12.  Stock Ownership of Certain Beneficial Owners and Management
          -----------------------------------------------------------

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of December 31, 2001, certain information with respect to shares beneficially owned by (i) each person who is known by the Company to be the beneficial owner of more than 5% of the Company's outstanding classes of voting securities, (ii) each director, (iii) the executive officers named in the Summary Compensation Table and (iv) all current directors and executive officers as a group. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided; in computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person's actual voting power at any particular date. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock. To the Company's knowledge, the entities named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

                    Amount and Nature of Beneficial Ownership

                                                Sole Voting         Shared Voting                         Percent
                                 Title of      or Investment         or Investment           Aggregate       of
Name                               Class            Power              Power(1)                Amount     Class(2)
----                            ---------      -------------        --------------           ---------    --------
Mel R. Brashears                Common            138,750(3)                  -               138,750       2.46%

John C. Carson (4)              Common             41,054(5)            810,735(6)            851,789      15.10%
3001 Redhill Ave.,              Preferred               -                 6,595                 6,595     100.00%
Costa Mesa, California

Marc Dumont                     Common              8,707(7)                  -                 8,707          *

Maurice C. Inman                Common              1,750(8)                  -                 1,750          *

Thomas M. Kelly                 Common                416(9)                  -                   416          *

Robert G. Richards              Common              2,376(10)                 -                 2,376          *

Wolfgang Seidel                 Common             27,930(11)                 -                27,930          *

Vincent F. Sollitto, Jr.        Common              2,450(12)                 -                 2,450          *

John J. Stuart, Jr.             Common             24,011(13)           810,735(6)            834,746      14.80%
3001 Redhill Ave.,              Preferred               -                 6,595                 6,595     100.00%
Costa Mesa, California

All directors and
executive officers              Common            247,444(14)           810,735(6)          1,058,179      18.76%
as a group (9 persons)          Preferred               -                 6,595                 6,595     100.00%

______________________
* Less than 1%.

(1) Reflects shares of Common and Series B and Series C Preferred Stock held by the Company's Stock Bonus Plan; the named individual shares the power to vote and dispose of such shares.
(2) Percentages have been calculated based upon 5,473,242 outstanding shares on January 15, 2002 plus Common Stock deemed outstanding at such date pursuant to Rule 13d-3(d)(1) under the Securities Exchange Act of 1934.
(3) Includes 135,000 shares issuable upon exercise of currently exercisable common stock options.
(4) The amounts and percentages for John C. Carson include the holdings of his wife, including amounts held as separate property.
(5) Includes 4,200 shares issuable upon exercise of currently exercisable common stock options.
(6) Includes 794,247 shares of Common Stock and 16,488 shares of Common Stock issuable upon conversion of Series B and Series C Preferred Stock, all of which are held by the Company's Stock Bonus Plan, by virtue of the named individual's shared power to vote and dispose of such shares.
(7) Includes 4,565 shares issuable upon exercise of currently exercisable common stock options and warrants.
(8) Includes 1,250 shares issuable upon exercise of currently exercisable common stock options.
(9) Includes 416 shares issuable upon exercise of currently exercisable common stock options.
(10) Includes 1,516 shares issuable upon exercise of currently exercisable common stock options.
(11) Includes 16,080 shares issuable upon exercise of currently exercisable common stock options and warrants.
(12) Includes 2,250 shares issuable upon exercise of currently exercisable common stock options.
(13) Includes 2,950 shares issuable upon exercise of currently exercisable common stock options.
(14) Includes 168,227 shares issuable upon exercise of currently exercisable common stock options and warrants, which represents the sum of all such shares issuable upon exercise of currently exercisable options and warrants held by all executive officers and directors as a group.


Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's executive officers and directors and persons who own more than ten percent of a class of the Company's equity securities registered under the Exchange Act, to file with the Commission reports of ownership and changes in ownership of Common Stock and other equity securities of the Company. Executive officers, directors and greater than ten percent stockholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on review of this information, including written representations that no other reports were required, the Company believes that during the fiscal year ended September 30, 2001, each of the Company's executive officers, directors and holders of ten percent or more of the Company's Common Stock timely filed all reports required to be filed pursuant to Section 16(a) of the Exchange Act.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

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

                                               IRVINE SENSORS CORPORATION
                                               --------------------------

                                           By:   /s/ Mel R. Brashears
                                           -------------------------------------
                                                 Mel R. Brashears
                                                 Chairman of the Board
                                                 Date: January 25, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Robert G. Richards                           /s/ John J. Stuart, Jr.
-------------------------------                  -------------------------------
Robert G. Richards                               John J. Stuart, Jr.
Chief Executive Officer                          Chief Financial Officer
(Principal Executive Officer) and Director       (Principal Financial and
Date: January 25, 2002                           Accounting Officer)
                                                 Date: January 25, 2002



/s/ Marc Dumont                                  /s/ Maurice C. Inman, Jr.
-------------------------------                  -------------------------------
Marc Dumont, Director                            Maurice C. Inman, Jr., Director
Date: January 25, 2002                           Date: January 25, 2002



/s/ Thomas M. Kelly                              /s/ Wolfgang Seidel
-------------------------------                  _______________________________
Thomas M. Kelly, Director                        Wolfgang Seidel, Director
Date: January 25, 2002                           Date: January 25, 2002


/s/ Vincent F. Sollitto, Jr.
__________________________________
Vincent F. Sollitto, Jr., Director
Date: January 25, 2002