Form 10-Q
period 2001-12-30
IRVINE SENSORS CORP/DE/
filed 2002-02-13
CIK 357108

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 30, 2001

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
     _____________


                             Commission File Number

                                    001-08402

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

                                 (714) 549-8211
              (Registrant's Telephone Number, Including Area Code)

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X    No
                                        ---       ---

As of January 15, 2002, there were 5,473,242 shares of common stock outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

                           IRVINE SENSORS CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                            December 30,         September 30,
                                                                                   2001                  2001
                                                                           ------------------------------------
                                                                            (Unaudited)

Assets
Current Assets:

    Cash and cash equivalents                                               $    666,800         $     380,200
    Marketable securities                                                        156,800               156,600
    Restricted cash                                                              400,000               400,000
    Accounts receivable, net of allowances
       of $57,700                                                              1,435,600             2,685,900
    Inventory                                                                    806,700             1,114,200
    Stock subscriptions receivable                                                98,900               216,900
    Other current assets                                                          71,600                70,400
                                                                           ------------------------------------
       Total current assets                                                    3,636,400             5,024,200

Equipment, furniture and fixtures, net                                         5,320,500             5,542,700
Other assets                                                                     613,150               574,750
                                                                           ------------------------------------
                                                                            $  9,570,050        $  11,141,650
                                                                           ====================================

Liabilities and Stockholders' Equity
Current Liabilities:
    Accounts payable                                                        $  1,937,500         $   2,427,600
    Accrued expenses                                                           1,694,900             1,764,600
    Accrued loss on contracts                                                    812,300               921,200
    Customer advances                                                            126,500               151,500
    Line of credit                                                                     -               200,000
    Capital lease obligations - current portion                                  143,000               228,200
                                                                          ------------------------------------
       Total current liabilities                                               4,714,200             5,693,100
Capital lease obligations                                                         86,800               180,300
Minority interest in consolidated subsidiaries                                   544,100               579,300
                                                                           ------------------------------------
       Total liabilities                                                       5,345,100             6,452,700
                                                                           ------------------------------------

Commitments and contingencies                                                          -                     -

Stockholders' Equity:
    Preferred stock, $0.01 par value, 500,000 shares authorized;
      Series B Convertible Cumulative Preferred, 4,300 shares
        outstanding; aggregate liquidation preference of $64,500                      25                    25
      Series C Convertible Cumulative Preferred, 2,300 shares
       outstanding; aggregate liquidation preference of $33,000                       25                    25
    Common stock, $0.01 par value, 80,000,000 shares authorized;
      5,138,100 and 3,305,300 shares issued and outstanding                       51,400                33,100
    Common stock warrants and unit warrants; 223,250 and 223,250
      outstanding                                                                      -                     -
    Prepaid employee stock bonus plan contribution                              (409,700)                    -
    Paid-in capital                                                           99,357,100            97,220,300
    Accumulated deficit                                                      (94,773,900)          (92,564,500)
                                                                           ------------------------------------
       Total stockholders' equity                                              4,224,950             4,688,950
                                                                           ------------------------------------
                                                                            $  9,570,050        $   11,141,650
                                                                           ====================================


     See Accompanying Condensed Notes to Consolidated Financial Statements.

                           IRVINE SENSORS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                        13 Weeks Ended
                                                             ------------------------------------
                                                                 December 30,      December 31,
                                                                         2001              2000
                                                             ------------------  ----------------
Revenues:
     Contract research and development                           $  1,621,200      $    700,000
     Product sales                                                    876,300         1,243,000
                                                             ----------------   ---------------

Total revenues                                                      2,497,500         1,943,000
                                                             ----------------   ---------------
Cost and expenses:
     Cost of contract revenues                                      1,261,200           508,200
     Cost of product sales                                            722,600         1,038,000
     General and administrative                                     2,008,500         3,244,100
     Research and development                                         736,400         2,041,500
                                                             ----------------   ---------------

                                                                    4,728,700         6,831,800
                                                             ----------------   ---------------

Loss from operations:                                              (2,231,200)       (4,888,800)

     Interest expense                                                 (11,600)          (32,500)
     Interest income                                                    3,000           101,700
                                                             ----------------   ---------------

Loss from continuing operations before minority
     interest and provision for income taxes                       (2,239,800)       (4,819,600)
Minority interest in loss of subsidiaries                              35,200           101,900
Provision for income taxes                                             (4,800)           (4,000)
                                                             ----------------   ---------------

Loss from continuing operations                                    (2,209,400)       (4,721,700)
                                                             ----------------   ---------------

Discontinued operations:
     Loss from operations of discontinued subsidiary                        -        (1,345,300)
                                                             ----------------   ---------------

Net loss                                                        $  (2,209,400)    $  (6,067,000)
                                                             ================   ===============

Basic and diluted loss per share
     Loss from continuing operations                                   $(0.51)           $(2.02)
     Loss from discontinued operations                                      -             (0.58)
                                                             ================   ===============

     Net loss per common share                                         $(0.51)           $(2.60)
                                                             ================   ===============

Weighted average number of shares outstanding                       4,321,533         2,332,050
                                                             ================   ===============


     See Accompanying Condensed Notes to Consolidated Financial Statements.

                           IRVINE SENSORS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   13 Weeks Ended
                                                                 --------------------------------------------------
                                                                    December 30, 2001         December 31, 2000
                                                                 ----------------------  --------------------------


Cash flows from operating activities:
  Loss from continuing operations                                          $(2,209,400)                $(4,721,700)
  Adjustments to reconcile loss from continuing
   operations to net cash used in operating activities:
     Depreciation and amortization                                             338,400                     306,000
     Noncash incentive common stock warrants issued                                 --                     865,000
     Unrealized gain on marketable securities                                     (200)                    (19,400)
     Noncash employee retirement plan contribution                             190,300                     241,500
     Minority interest in net loss of subsidiaries                             (35,200)                   (101,900)
     Decrease in accounts receivable                                         1,250,300                     407,800
     (Increase) decrease in inventory                                          307,500                    (393,500)
     Increase in other current assets                                           (1,200)                    (58,900)
     Increase in other assets                                                  (10,400)                    (23,300)
     Increase (decrease) in accounts payable and
       accrued expenses                                                       (418,900)                    101,100
     Decrease in accrued loss on contracts                                    (108,900)                    (55,900)
     Decrease in customer advances                                             (25,000)                         --
                                                                           -----------                 -----------
     Total adjustments                                                       1,486,700                   1,268,500
                                                                           -----------                 -----------
    Net cash used in operating activities                                     (722,700)                 (3,453,200)

Cash flows from investing activities:
  Proceeds from sales of marketable securities                                      --                   1,250,000
  Purchase of marketable securities                                                 --                    (150,000)
  Capital facilities and equipment expenditures                               (100,100)                 (1,263,600)
  Capitalized software                                                              --                    (109,500)
  Acquisition of intangible assets                                             (41,600)                    (47,100)
                                                                           -----------                 -----------
    Net cash used in investing activities                                     (141,700)                   (320,200)

Cash flows from financing activities:
  Proceeds from issuance of common and preferred
   stock and common stock warrants                                           1,419,200                          --
  Sale of minority interest in subsidiary                                           --                     539,900
  Proceeds from options and warrants exercised                                      --                       8,100
  Payments on line of credit                                                  (200,000)                         --
  Principal payments of capital leases                                         (68,200)                    (77,300)
                                                                           -----------                 -----------
    Net cash provided by financing activities                                1,151,000                     470,700

Net cash used in discontinued operations                                            --                    (243,800)
                                                                           -----------                 -----------

Net increase (decrease) in cash and cash equivalents                           286,600                  (3,546,500)
Cash and cash equivalents at beginning of period                               380,200                   7,630,900
                                                                           -----------                 -----------
Cash and cash equivalents at end of period                                 $   666,800                 $ 4,084,400
                                                                           ===========                 ===========
Noncash investing and financing activities:
  Equipment financed with capital leases                                   $     2,500                 $        --
  Stock sold on a subscription basis                                       $   184,200                 $    35,000
  Common stock issued to retire indebtedness                               $   253,900                          --


     See Accompanying Condensed Notes to Consolidated Financial Statements.

                           IRVINE SENSORS CORPORATION
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General

         The information contained in the following Condensed Notes to Consolidated Financial Statements is condensed from that which would appear in the annual consolidated financial statements. The accompanying unaudited condensed consolidated financial statements do not include certain footnotes and other financial presentations normally required under generally accepted accounting principles. Accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Annual Report on Form 10-K of Irvine Sensors Corporation (the "Company") for the year ended September 30, 2001. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

         The consolidated financial information as of December 30, 2001 and December 31, 2000 included herein is unaudited but includes all normal recurring adjustments which, in the opinion of management of the Company, are necessary to present fairly the consolidated financial position of the Company at December 30, 2001, the results of its operations for the quarter ended December 30, 2001 and December 31, 2000, and its cash flows for the quarter ended December 30, 2001 and December 31, 2000.

         The consolidated financial statements include the accounts of Irvine Sensors Corporation ("ISC") and its subsidiaries, Novalog, Inc. ("Novalog"), MicroSensors, Inc. ("MSI"), RedHawk Vision, Inc. ("RedHawk"), iNetWorks Corporation ("iNetWorks"), 3D Microelectronics, Inc. and 3D Microsystems, Inc. All significant intercompany transactions and accounts have been eliminated in the consolidation.

Note 2 - Common Stock

         During the quarter ended December 30, 2001, the Company sold 300,000 common stock units to investors pursuant to its shelf registration statement on Form S-3 declared effective in May 2001, generating net proceeds of $300,000. Each common stock unit consisted of (a) one share of common stock of the Company, (b) one five-year warrant to purchase one share of common stock of the Company at an exercise price of $2.19 per share, and (c) one five-year warrant to purchase one share of common stock of iNetWorks Corporation, a subsidiary of the Company, at an exercise price of $0.10 per share. Pursuant to its shelf registration statement, during the first fiscal quarter, the Company also issued 660,000 shares of common stock to investors generating net proceeds of $817,000, and issued 198,500 shares of its common stock to two creditors in consideration for the cancellation and retirement of $216,400 of existing indebtedness of the Company.

         During the quarter ended December 30, 2001, the Company issued an aggregate of 194,300 shares of its common stock pursuant to the Company's 2001 Compensation Plan, which included (a) 162,200 shares issued to employees of the Company in consideration for the cancellation of $184,200 of compensation obligations of the Company and (b) 32,100 shares of its common stock to consultants in consideration for the cancellation of $37,500 of existing indebtedness of the Company. During the quarter ended December 30, 2001, the Company received a total of $302,200 of net proceeds from stock subscriptions under the 2001 Compensation Plan. Subsequent to the close of the first fiscal quarter, the Company issued an additional 335,200 shares of common stock to employees of the Company under the 2001 Compensation Plan in consideration for the cancellation of $368,700 of compensation obligations of the Company.

Note 3 - Stock Option Plans and Employee Retirement Plan

         In October 2001, the Board of Directors adopted the 2001 Non-Qualified Option Plan, pursuant to which options to purchase an aggregate of 1,500,000 shares of common stock may be granted to attract and retain employees and directors. The terms of the 2001 Non-Qualified Plan are similar to the 2001 Qualified Stock Option Plan; however, only non-statutory options may be issued under the 2001 Non-Qualified Option Plan.

         In October 2001, the Board of Directors authorized a contribution to the Company's retirement plan, the Employee Stock Bonus Plan ("ESB Plan"), in the amount of $600,000, which represented a contribution for the fiscal year ending September 29, 2002. In October 2001, the Company issued 480,000 shares of common stock to the ESB Plan to satisfy this contribution for the entire year. The $409,700 portion attributable to the remaining quarters of the fiscal year ending September 29, 2002 has been recorded as a prepaid debit in equity.

Note 4 - Marketable Securities and Cash Equivalents

         The Company's marketable securities consist of investments in short-term, government-backed securities and commercial paper. The Company determines proper classification of investments at the time of purchase and re-evaluates such designations at each balance sheet date. All marketable securities are classified as held-to-maturity, and are stated at amortized cost. Unrealized gains are included in interest income in the Statements of Operations. Total unrealized gains were approximately $200 for the 13 week period ended December 30, 2001.

         For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents

Note 5 - Inventories, Net

        Inventories, net consist of the following:

                                     December 30,             September 30,
                                             2001                      2001
                                     ------------             -------------
                                     (Unaudited)
        Work in process               $ 594,500               $  892,700
        Finished goods                  212,200                  221,500
                                      ---------               ----------
                   Total              $ 806,700               $1,114,200
                                      =========               ==========


Inventories, net have been presented above inclusive of reserves for excess and obsolete inventories of approximately $8,250,000 and $8,183,500 at December 30, 2001 and September 30, 2001, respectively.

Note 6 - Short-Term Debt Instruments

         Novalog, a 95% subsidiary of the Company, has a revolving credit line of up to $400,000, bearing interest at a rate of five percent above the prime rate. The credit line expires on April 22, 2002, at which time all unpaid principal and interest are immediately payable. The credit line is collateralized by a $400,000 certificate of deposit. There was no unpaid principal and interest due on this revolving credit line at December 30, 2001. In January 2002, Novalog borrowed $114,000 against this credit line.

Note 7 - Reportable Segments

         The Company's operating segments are distinct business units operating in different industries, except the Corporate Headquarters segment, which spans the activities of the other segments. Each segment is separately managed, with separate marketing and distribution systems. The Company's seven operating segments are Advanced Technology Division ("ATD"), Novalog, Microelectronics Products Division ("MPD"), MSI, RedHawk, iNetWorks and Corporate Headquarters. All operating segments except MPD meet the criteria for reportable segments disclosure as of December 30, 2001. Since no other operating segments would be included with MPD in a nonspecific category, the Company has included MPD as a reportable operating segment. ATD derives most of its revenues from research and development contracts funded primarily by governmental agencies. Novalog designs, develops and sells proprietary integrated circuits ("ICs") and related products for use in wireless infrared communication. MPD designs, develops and sells stacked 3D microelectronics for use in a variety of systems applications. MSI develops and sells proprietary micromachined sensors and related electronics. iNetWorks is focused on commercializing Irvine Sensors' proprietary technology for high-speed telecommunications and Internet routers, including the SuperRouter. Corporate Headquarters provides accounting, inventory control and management consulting services to the consolidated subsidiaries. Corporate revenue consists of charges to the subsidiaries for these services and corporate assets consist of loans to subsidiaries and goodwill for reacquisition of subsidiary stock.

         The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies. Segment income (loss) is based on income (loss) from operations before income taxes and minority interest in income (loss) of subsidiaries.

         The following information about the Company's seven business segments is for the 13 week period ended December 30, 2001:

                                                                                   RedHawk     Corporate
                          ATD       Novalog        MSI        MPD     iNetWorks    Vision     Headquarters     Totals
                          ---       -------        ---        ---     ---------    ------     ------------     ------
Revenues from
 external customers    $1,621,200 $  393,400  $   10,700  $  463,000   $     --  $   9,200   $       --    $ 23,497,500
Interest income                --      2,500         --          --          --         --          500           3,000
Interest expense            2,100      1,700      1,400         100          --         --        6,300          11,600
Depreciation              192,200     13,300     52,300      15,300         100      7,600       57,600         338,400
Segment operating loss   (688,700)  (190,700)  (489,700)   (199,000)   (110,500)   (32,500)    (520,100)     (2,231,200)
Segment assets          7,178,800  1,575,200    810,300     288,300      19,200    107,950   20,817,700      30,797,450
Expenditures for          113,400      6,500     12,500       9,100          --         --          200         141,700
 segment assets

Reconciliation to Consolidated Amounts

Assets
Total assets for reportable segment                                                                          30,797,450
Elimination of intersegment assets                                                                          (20,817,700)
                                                                                                           ------------
  Total consolidated assets                                                                                $  9,979,750
                                                                                                           ============


     After giving effect to the deconsolidation of Silicon Film, the Company had the following four reportable segments as of December 31, 2000: ATD, Novalog, MSI and Corporate Headquarters. The following information about the four segments is for the 13 week period ended December 31, 2000.


                                                                                  Corporate
                                            ATD        Novalog           MSI     Headquarter      Other        Totals
                                            ---        -------           ---     ------------     -----        ------
Revenues from external customers       $  700,000    $ 1,103,500    $    7,100   $        --   $   32,400   $ 1,943,000
Interest income                                --         10,900            --        87,800        3,000       101,700
Interest expense                           15,200             --         2,200        13,100        2,000        32,500
Depreciation                              181,200         15,400        41,400         3,000       65,000       306,000
Segment operating loss                 (1,540,900)      (149,500)   (1,026,200)   (1,417,200)    (755,000)   (4,888,800)
Segment assets                          7,650,900      2,412,300       705,900    24,049,000    1,520,550    36,338,650
Expenditures for segment assets           969,800          7,300        22,400       283,500      137,300     1,420,300

Reconciliation to Consolidated Amounts

Assets
Total assets for reportable segments                                                                         36,338,650
Elimination of intersegment assets                                                                          (24,049,000)
                                                                                                           ------------
   Total consolidated assets                                                                               $ 12,289,650
                                                                                                           ============


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         --------------

         This Report contains forward-looking statements regarding Irvine Sensors Corporation and its subsidiaries (collectively, the "Company"), which include, but are not limited to, statements concerning projected revenues, expenses, gross profit and income, market acceptance of the Company's products, the competitive nature of the Company's business and its markets, the success and timing of new product introductions and commercialization of the Company's technologies, and the need for additional capital. These forward-looking statements are based on the Company's current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us. Words such as "anticipates," "expects," "intends," "plans," "predicts," "potential," "believes," "seeks," "estimates," "should," "may," "will" and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Such factors include, but are not limited to the following:

         . the ability of the Company to secure additional research and development contracts;

         . the ability of the Company to introduce new products, gain broad market acceptance for such products and ramp-up manufacturing in a timely manner;

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

         .    general economic and political instability; and

         . those additional factors which are listed under the section "Risk Factors" at the end of Item 2 of this Report.

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

Overview

         The Company currently has seven operating segments: ATD, Novalog, MPD, MSI, RedHawk, iNetWorks and Corporate Headquarters. Each segment is separately managed, with separate marketing and distribution systems. Historically, ISC has made significant investments to fund research and development for its operating subsidiaries. To date, other than Novalog, none of ISC's subsidiaries have contributed material revenues or earnings to the Company's consolidated results of operations. During fiscal 2001, ISC adopted a policy to significantly reduce its investments in its subsidiaries for the near future. As a result, the subsidiaries may need to seek independent funding or partner with third parties to finance their operations.

Results of Operations for the Quarter Ended December 30, 2001 Compared to the Quarter Ended December 31, 2000

Revenues

         The Company's contract revenue for the first quarter of fiscal 2002 was $1,621,200, which represented an increase of $921,200, or 132%, compared to $700,000 for the first fiscal quarter of 2001. The increase in contract revenue is primarily attributable to the Company's greater allocation of resources to the performance of contract backlog during the current period as opposed to internal research and development during the comparable period of fiscal 2001.

         The Company's product sales for the first quarter of fiscal 2002 was $876,300, which represented a decrease of $366,700, or 30%, compared to $1,243,000 for the first quarter of 2001. This reduction primarily reflects a decrease in Novalog sales attributable to the decline in the sales of Palm Computing, a major customer, partially offset by increased sales of MPD products.

         Total contract and product sales revenues for the first quarter of fiscal 2002 were $2,497,500, which represented an increase of $554,500, or 29%, compared to $1,943,000 for the first fiscal quarter of 2001. We recently received notice of several new pending government contract awards and expect that our contract revenue will continue to represent an increasing percentage of our total revenue compared to revenue from product sales.

Cost of Revenues

         The Company's cost of contract revenue for the first quarter of fiscal 2002 was $1,261,200, which represented an increase of $753,000, or approximately 148%, from $508,200 for the first quarter of fiscal 2001. This increase was primarily attributable to costs associated with our increased focus on contract revenue. Cost of contract revenues as a percentage of contract revenues increased from 73% in the first quarter of fiscal 2001 to 78% in the first quarter of fiscal 2002. The Company's shift of resources to contract fulfillment and away from research and development resulted in greater absorption of overhead expenses in the cost of contract revenues during the current period.

         The Company's cost of product sales for the first quarter of fiscal 2002 was $722,600, which represented a decrease of $315,400, or approximately 30%, from $1,038,000 for the first quarter of fiscal 2002. This decrease was primarily attributable to the smaller volume of products sold during the first quarter of 2002. Cost of product sales as a percentage of product sales decreased from 84% in the first fiscal quarter of 2001 to 82% in the first fiscal quarter of 2002. This small improvement in gross margins is due to a greater percentage contribution from MPD product sales, which have higher gross margins than the Company's other products.

Research and Development Expense

     The Company's research and development expense for the first quarter of fiscal 2002 was $736,400, which represented a decrease of $1,305,100, or approximately 64%, from $2,401,500 for the first quarter of fiscal 2001. Research and development expense represented approximately 29% of the Company's total revenue for the first quarter of fiscal 2002, compared to approximately 105% of the Company's total revenue for the first quarter of fiscal 2001. These decreases in both absolute amount and percentage of total revenue are primarily attributable to a shift of resources from research and development related to the internal development of Internet router technology and an increased focus on third-party contract-related work, which results in less unreimbursed and accountable research and development expense. We currently intend to continue focusing our efforts and resources more on contract-related work than on internal research and development.

Accordingly, we do not believe that our research and development expense will increase significantly, either in absolute amount or as a percentage of total revenue, in the near future.

General and Administrative Expense

         General and administrative expense for the first quarter of fiscal 2002 was $2,008,500, which represented a decrease of $1,235,600 or approximately 38%, from $3,244,100 for the first quarter of fiscal 2001. This decrease was attributable to across-the-board expense reductions in the Company's parent and subsidiary operations during the first fiscal quarter of 2002.

Interest Expense/Interest Income

         Interest expense for the first fiscal quarter of 2002 was $11,600, which represented a decrease of $20,900 from $32,500 for the first quarter of fiscal 2001. The decrease is primarily due to retirement of capital lease obligations.

         Interest income for the first quarter of 2002 was $3,000, which represented a decrease of $98,700 from $101,900 for the first quarter of fiscal 2001. This reduction is largely due to lower average interest rates and cash balances during the first quarter of fiscal 2002 compared to the corresponding period in 2001, which benefited from cash proceeds from a financing consummated in August 2000.

Liquidity and Capital Resources

         At December 30, 2001, the Company had consolidated cash and cash equivalents of $666,800, which represents an increase of $286,600 from $380,200 as of September 30, 2001. The net cash used in operating activities was $722,700 during the first quarter of fiscal 2002. The primary use of cash was to fund the loss from the Company's continuing operations.

         The Company used $141,700 of cash in investing activities during the first quarter of fiscal 2002, consisting of $41,600 invested in capitalized software development costs and intangible assets, mostly patents and $100,100 invested in capital facilities and the purchase or lease of capital equipment. Except for lease agreements for the acquisition of capital equipment, the Company had no other material capital commitments as of December 30, 2001.

         During the first quarter of fiscal 2002, the Company generated net cash of $1,151,000 from financing activities. Cash provided by financing activities included $300,000 from the sale of common stock units, $817,000 from the sale of common stock and $302,200 from stock subscriptions received. During the first quarter of fiscal 2002, the Company's subsidiary, Novalog, paid off its $200,000 balance due on its revolving credit line. The Credit Line is for borrowings up to $400,000, is secured by restricted cash of $400,000 as of December 30, 2001 and expires on April 22, 2002, at which time all then unpaid principal and interest are immediately payable. As of December 30, 2001, no amounts were outstanding under this credit line. In January 2002, Novalog borrowed $114,000 against this credit line.

     Net cash provided by equity and minority interest transactions was reduced by principal payments on capital leases payable of $68,200. As a result of net losses during the first quarter of fiscal 2002, offset by cash provided by financing activities, the Company's consolidated working capital deficit decreased slightly from $668,900 at September 30, 2001 to $668,100 at December 30, 2001. While management believes that its government-funded contract business and its stacked-memory business will continue to grow during the remainder of fiscal 2002, it may take several months for the Company to receive payment for receivables generated by anticipated new contract-related work. Accordingly, management believes that it will need to either obtain interim financing of such receivables or raise at least an additional $750,000 to fund its operations in the near future.

While the Company believes that it will be able to obtain such financing, and that its projected operating results and such financing will meet its cash requirements for the immediate future; there can be no assurance that the Company will be able to secure any required financing to continue its operations.

         Contracts with government agencies may be suspended or terminated by the government at any time, subject to certain conditions. Similar termination provisions are typically included in agreements with prime contractors. Since its inception, the Company has experienced such termination of its contracts on three occasions. There is no assurance the Company will not experience suspensions or terminations in the future. Any such termination, if material, could cause a disruption of the Company's revenue stream, adversely affect the Company's results of operations and could result in employee layoffs. At December 30, 2001, the Company's funded backlog was approximately $1.6 million compared to approximately $2.1 million at September 30, 2001 and $8.5 million at December 31, 2000.

         The Company has reserved 835,600 shares of common stock for issuance to its employees and consultants under its 2001 Compensation Plan as of December 30, 2001. During the first quarter of fiscal 2002, the Company issued shares of Common Stock to its employees under this plan as consideration for the cancellation of outstanding compensation obligations to its employees and one consultant. The Company currently intends to continue issuing shares of its Common Stock to employees and consultants under this plan.

Risk Factors

         The future operating results of the Company are highly uncertain. Before deciding to invest in the Company or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report on Form 10-Q, the Company's Annual Report on Form 10-K and in the Company's other filings with the Commission, including any subsequent reports filed on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known to the Company or that the Company currently deems immaterial may also affect its business and results of operations. If any of these risks actually occur, the Company's business, financial condition or results of operations could be seriously harmed. In that event, the market price for the Company's Common Stock could decline and you may lose all or part of your investment.

History of Substantial Losses. We experienced net losses of $14.6 million for the year ended September 30, 2001, $15.0 million for the year ended October 1, 2000 and $9.1 million for the year ended October 3, 1999. We also incurred a net loss of $2,209,400 in the quarter ended December 30, 2001. In recent years, much of our losses were incurred as a result of the Company's significant investments in development stage operating subsidiaries. While the Company has significantly reduced its investments in its subsidiaries, it anticipates that it will continue to generate net losses in the future and cannot assure you that it will be able to achieve or sustain profitability on a quarterly or annual basis in the future. In addition, because a large portion of the Company's expenses are fixed in advance, the Company generally is unable to reduce its expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. As a result, the Company may continue to experience net losses, which would make it difficult to fund its operations and achieve its business plan, and could cause the market price of the Company's Common Stock to decline.

Additional Capital Needs. The Company has generated significant net losses in recent periods, and experienced negative cash flows from operations in the amount of $10.2 million for the year ended September 30, 2001 and $722,700 for the quarter ended December 30, 2001. The Company anticipates that it may need to raise additional capital in the near future to fund product development and market introduction costs of emerging products. The Company cannot assure you that any additional capital may be available on a timely basis, on acceptable terms, or at all.

The Company's capital requirements will depend on many factors, including:

A. its ability to control costs;
B. its ability to commercialize its technologies and achieve broad market acceptance for such technologies;
C. its ability to procure additional government research and development contracts;
D. research and development funding requirements, and required investments in the Company's subsidiaries;
E. increased sales and marketing expenses;
F. technological advancements and competitors' response to the Company's products;
G. capital improvements to new and existing facilities;
H. the Company's relationships with customers and suppliers; and
I. general economic conditions including the effects of the current economic slowdown and international conflicts.

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


Potential Delisting from Nasdaq; Penny Stock. ISC's Common Stock is publicly traded on the Nasdaq SmallCap Market. Among other requirements, to maintain this listing the common stock of the Company must trade above $1 per share. As of July 12, 2001, the Company's stock had failed to meet this criterion for over 30 consecutive trading days. Therefore, in accordance with Marketplace Rule 4310(c)(8)(B), the Company was notified by Nasdaq that it had 90 calendar days, or until October 10, 2001 to regain compliance with this Rule by reestablishing a trading price of $1 per share or greater for ten consecutive trading days. To regain compliance, the Company sought and received approval from stockholders to effectuate a 1-for-20 reverse split of its common stock that became effective September 26, 2001, resulting in recompliance by the Nasdaq deadline. However, subsequent to the reverse split, the Company's stock has traded close to the $1 per share minimum standard, and there is no assurance that the market price will continue to meet Nasdaq minimum standards in the future. In addition to the price requirement, in the absence of sustained profitability, the Company must also meet at least one of the two following additional standards to maintain its Nasdaq listing; (i) maintenance of its tangible net worth at $2 million or greater or its stockholders' equity at $2.5 million or greater, or (ii) maintenance of a market capitalization figure in excess of $35 million as measured by market prices for trades executed on Nasdaq. On July 12, 2001, Nasdaq notified the Company that the Company was deficient with respect to both these additional standards based on the Company's balance sheet as of April 1, 2001. On August 10, 2001, the Company was advised by the Nasdaq staff that, based on updated information, the Company had reestablished compliance with the $35 million market capitalization standard.

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

Inability to Commercialize Technology. Since commencing operations, ISC has developed technology, principally under government research contracts, for various defense-based applications. ISC has been implementing a fundamental shift in its business over the past several years to broaden its focus to include commercial exploitation of its technology. This shift has been manifested by the purchase and later shut down of the IBM cubing line, the "carve-out" of the Novalog, MSI, Silicon Film, RedHawk and iNetWorks subsidiaries and the development of various stacked-memory products intended for military, aerospace and commercial markets. While these changes have developed new revenue sources, they have not yet produced sustained consolidated profitability to date, and a majority of the Company's consolidated revenues for the year ended September 30, 2001 and for the quarter ended December 30, 2001 were still generated from contract research and development. There can be no assurances that any of ISC's present and contemplated future products will achieve broad market acceptance in commercial marketplaces.

Dependence of Commercial Product Sales on a Limited Number of Customers. Our existing product sales have largely been derived from our Novalog subsidiary, which is heavily dependent upon sales to a limited number of OEMs. A significant portion of Novalog's product sales in fiscal 2000 and fiscal 2001 were derived from sales for use in products of Palm Computing. As such, the decline in Palm's business during fiscal 2001 was a primary cause of the 28.5% decline in Novalog's sales for that period and the approximately 65% decline in Novalog's sales for the first fiscal quarter of fiscal 2002 versus the comparable period of fiscal 2001. The planned business models of our MicroSensors and iNetWorks subsidiaries have similar expected dependencies. Disruption of any of these relationships could materially and adversely affect our consolidated revenues and results of operations.

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

Patents and Proprietary Right Protection; Infringement. ISC believes that its ultimate success, and that of its subsidiaries, will depend, in part, on the strength of its existing patent protection and the additional patent protection that it and its subsidiaries may acquire in the future. As of December 30, 2001, ISC owned 47 U.S. patents and 8 foreign patents and has other patent applications pending before the U.S. Patent and Trademark Office as well as various foreign jurisdictions. It is possible that any existing patents or future patents (if any) could be challenged, invalidated or circumvented, and any right granted under such patents may not provide us with meaningful protection from competition. Despite the Company's precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products, services or technology without authorization, to develop similar technology independently or to design around the Company's patents. Moreover, the Company may need to engage in litigation in the future to enforce its intellectual property rights or the rights of its customers, to protect the Company's trade secrets or to determine the validity and scope of proprietary rights of others, including its customers. Such litigation could result in substantial costs and diversion of our resources and could materially and adversely affect our business, financial condition and results of operations. Furthermore, there is also no assurance that ISC or its subsidiaries will have the financial resources to provide vigorous defense or enforcement of its patents.

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

Volatile Trading Price. The trading price of the Company's Common Stock has been subject to wide fluctuations in the past. Since January 2000, the Common Stock has traded at prices as low as $1.13 per share and as high as $375 per share after giving effect to the recent 1-for-20 reverse stock split. The Company may not be able to increase or sustain the current market price of its Common Stock in the future. As such, you may not be able to resell your shares of Common Stock at or above the price you paid for them. The market price of the Common Stock could continue to fluctuate in the future in response to various factors, including, but not limited to:

A.  quarterly variations in operating results;
B.  the Company's ability to control costs and improve cash flow;
C. announcements of technological innovations or new products by the Company or its competitors;
D.  changes in investor perceptions;
E.  new products or product enhancements by the Company or its competitors; and
F. changes in earnings estimates or investment recommendations by securities analysts.

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

International Sales. Approximately 10% of our consolidated total revenue in the year ended September 30, 2001 and for the quarter ended December 30, 2001 was derived from sales outside the United States. In the future, we intend to continue to expand our international business activities. International operations are subject to many inherent risks that may adversely effect the Company's business, financial condition and operating results, including:

A.  political, social and economic instability;
B.  trade restrictions;
C.  the imposition of governmental controls;
D. exposure to different legal standards, particularly with respect to intellectual property;
E.  burdens of complying with a variety of foreign laws;
F. import and export license requirements and restrictions of the United States and each other country in which we operate;
G.  unexpected changes in regulatory requirements;
H.  foreign technical standards;
I.  fluctuations in currency exchange rates;
J.  difficulties in collecting receivables from foreign entities; and
K.  potentially adverse tax consequences.

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

      None.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

      (a) Exhibits.

             Exhibit 10.1      2001 Non-Qualified Stock Option Plan

      (b) Reports on Form 8-K.

             Form 8-K filed on October 1, 2001 reporting the termination of operations of the Company's subsidiary, Silicon Film Technologies, Inc. ("STI") and STI's bankruptcy filing under Chapter 7 of the U.S. Bankruptcy Code (Item 5)

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  Irvine Sensors Corporation

                                                     (Registrant)





Date: February 13, 2002                           By:  /s/ John J. Stuart, Jr.


                                                  John J. Stuart, Jr.
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer)