Form 10-Q
period 2002-03-31
IRVINE SENSORS CORP/DE/
filed 2002-05-03
CIK 357108

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        for the quarterly period ended March 31, 2002

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

                                  Yes X    No____
                                     ----

As of March 31, 2002, there were 5,557,976 shares of common stock outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------
                           IRVINE SENSORS CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                               March 31,           September 30,
                                                                                 2002                  2001
                                                                           ------------------   -------------------
                                                                                (Unaudited)
Assets
Current Assets:
    Cash and cash equivalents                                                    $  285,100            $  380,200
    Marketable securities                                                                 -               156,600
    Restricted cash                                                                 434,900               400,000
    Accounts receivable, net of allowances
       of $57,300 and $57,700, respectively                                       1,645,000             2,685,900
    Inventory                                                                     1,391,600             1,114,200
    Stock subscriptions receivable                                                  185,000               216,900
    Other current assets                                                             85,400                70,400
                                                                           ------------------   -------------------

       Total current assets                                                       4,027,000             5,024,200

Equipment, furniture and fixtures, net                                            5,220,200             5,542,700
Other assets, net                                                                   615,450               574,750
                                                                          ------------------   -------------------
                                                                                $ 9,862,650          $ 11,141,650
                                                                          ==================   ===================

Liabilities and Stockholders' Equity
Current Liabilities:
    Accounts payable                                                            $ 2,617,000           $ 2,427,600
    Accrued expenses                                                              1,951,800             1,764,600
    Accrued loss on contracts                                                       772,300               921,200
    Customer advances                                                                54,600               151,500
    Line of credit                                                                  298,900               200,000
    Short term notes payable, net of discount of $14,300                             85,700                     -
    Capital lease obligations - current portion                                     104,500               228,200
                                                                           ------------------   -------------------
       Total current liabilities                                                  5,884,800             5,693,100

Capital lease obligations                                                            70,400               180,300
Minority interest in consolidated subsidiaries                                      508,900               579,300
                                                                           ------------------   -------------------
       Total liabilities                                                          6,464,100             6,452,700
                                                                           ------------------   -------------------

Commitments and contingencies                                                             -                     -

Stockholders' Equity:
    Preferred stock, $0.01 par value, 500,000 shares authorized;
       Series B Convertible Cumulative Preferred, 4,300 shares
       outstanding; aggregate liquidation preference of $64,500                          25                    25
       Series C Convertible Cumulative Preferred, 2,300 shares
       outstanding; aggregate liquidation preference of $33,000                          25                    25
    Common stock, $0.01 par value, 80,000,000 shares authorized;
         5,558,000 and 3,305,300 shares issued and outstanding                       55,600                33,100
    Common stock warrants and unit warrants; 572,600 and 223,250
        warrants outstanding                                                              -                     -
    Prepaid employee stock bonus plan contribution                                 (246,700)                    -
    Paid-in capital                                                              99,829,800            97,220,300
    Accumulated deficit                                                         (96,240,200)          (92,564,500)
                                                                           ------------------   -------------------
         Total stockholders' equity                                               3,398,550             4,688,950
                                                                           ------------------   -------------------
                                                                                $ 9,862,650          $ 11,141,650
                                                                           ==================   ===================

     See Accompanying Condensed Notes to Consolidated Financial Statements.

                           IRVINE SENSORS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                13 Weeks Ended                      26 Weeks Ended
                                                       ----------------------------------   ----------------------------------
                                                           March 31,          April 1,          March 31,          April 1,
                                                             2002               2001               2002              2001
                                                       ----------------  ----------------   ----------------  ----------------
Revenues:
     Contract research and development                    $ 1,121,600      $    796,000         $ 2,742,800      $   1,496,000
     Product sales                                          1,179,500         1,761,800           2,055,800          3,004,800
                                                       ----------------  ----------------   ----------------  ----------------

Total revenues                                              2,301,100         2,557,800           4,798,600          4,500,800
                                                       ----------------  ----------------   ----------------  ----------------


Cost and expenses:
     Cost of contract revenues                                784,800           619,700           2,046,000          1,127,900
     Cost of product sales                                    975,700         1,852,100           1,698,300          2,890,100
     General and administrative expense                     1,677,500         2,986,800           3,686,000          6,230,900
     Research and development expense                         336,000         1,748,800           1,072,400          3,790,300
                                                       ----------------  ----------------   ----------------  ----------------

                                                            3,774,000         7,207,400           8,502,700         14,039,200
                                                       ----------------  ----------------   ----------------  ----------------


Loss from operations                                       (1,472,900)       (4,649,600)         (3,704,100)        (9,538,400)

     Interest expense                                         (17,200)          (35,100)            (28,800)           (67,600)
     Interest income                                            3,800            40,400               6,800            142,100
                                                       ----------------  ----------------   ----------------  ----------------

Loss from continuing operations before minority
     interest and provision for income taxes               (1,486,300)       (4,644,300)         (3,726,100)        (9,463,900)
Minority interest in loss of subsidiaries                      35,200           171,400              70,400            273,300
Provision for income taxes                                    (15,200)                -             (20,000)            (4,000)
                                                       ----------------  ----------------   ----------------  ----------------

Loss from continuing operations                            (1,466,300)       (4,472,900)         (3,675,700)        (9,194,600)

Discontinued operations:
     Loss from operations of discontinued subsidiary                -        (1,060,800)                  -         (2,406,100)
                                                       ----------------  ----------------   ----------------  ----------------

Net loss                                                  $(1,466,300)     $ (5,533,700)        $(3,675,700)     $ (11,600,700)
                                                       ================  ================   ================  ================

Basic and diluted loss per share:
     Loss from continuing operations                      $     (0.28)     $      (1.90)        $     (0.75)     $       (3.91)
     Loss from discontinued operations                              -             (0.45)                  -              (1.02)
                                                       ----------------  ----------------   ----------------  ----------------

     Net loss per common share                            $     (0.28)     $      (2.35)        $     (0.75)     $       (4.93)
                                                       ================  ================   ================  ================

Weighted average number
     of shares outstanding                                  5,319,600         2,353,700           4,911,300          2,353,600
                                                       ================  ================   ================  ================

     See Accompanying Condensed Notes to Consolidated Financial Statements.

                           IRVINE SENSORS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              26 Weeks Ended
                                                            ---------------------------------------------------
                                                               March 31, 2002                April 1, 2001
                                                            ----------------------       ----------------------
Cash flows from operating activities:
        Loss from continuing operations                              $ (3,675,700)               $(9,194,600)
        Adjustments to reconcile loss from continuing
         operations to net cash used in operating activities:
          Depreciation and amortization                                   688,600                    644,100
          Noncash common stock warrants issued                              6,700                    865,000
          Unrealized gain on marketable securities                           (300)                   (21,800)
          Noncash employee retirement plan contribution                   353,300                    505,400
          Minority interest in net loss of subsidiaries                   (70,400)                  (273,300)
          Decrease in accounts receivable                               1,040,900                    329,300
          Increase in inventory                                          (277,400)                  (895,400)
          Increase in other current assets                                (15,000)                   (81,700)
          Increase in accounts payable and accrued expenses               601,700                  2,189,500
          Decrease in accrued loss on contracts                          (148,900)                   (91,300)
          Increase (decrease) in customer advances                        (96,900)                    80,000
                                                                     --------------             --------------
          Total adjustments                                             2,082,300                  3,249,800
                                                                     --------------             --------------
         Net cash used in operating activities                         (1,593,400)                (5,944,800)
                                                                     --------------             --------------

Cash flows from investing activities:
        Proceeds from sales of marketable securities                      156,900                  1,250,000
        Increase in restricted cash                                       (34,900)                         -
        Capital facilities and equipment expenditures                    (335,600)                (2,326,600)
        Acquisition of other assets                                       (68,700)                  (111,300)
        Capitalized software                                                    -                   (179,300)
        Purchase of marketable securities                                       -                   (150,000)
                                                                     --------------             --------------
         Net cash used in investing activities                           (282,300)                (1,517,200)
                                                                     --------------             --------------

Cash flows from financing activities:
        Proceeds from issuance of common stock
         and common stock warrants                                      1,662,700                  1,306,100
        Proceeds from stock subscriptions receivable                       42,100                          -
        Proceeds from line of credit                                      348,900                          -
        Payments on line of credit                                       (250,000)                         -
        Proceeds from notes payable                                       100,000                          -
        Principal payments of capital leases                             (123,100)                  (179,300)
        Sale of minority interest in subsidiary                                 -                    641,700
        Proceeds from options and warrants exercised                            -                  1,866,900
                                                                     --------------             --------------
         Net cash provided by financing activities                      1,780,600                  3,635,400
                                                                     --------------             --------------
Net cash used in discontinued operations                                        -                 (1,511,400)
                                                                     --------------             --------------

Net decrease in cash and cash equivalents                                 (95,100)                (5,338,000)
Cash and cash equivalents at beginning of period                          380,200                  7,630,900
                                                                     --------------             --------------
Cash and cash equivalents at end of period                           $    285,100               $  2,292,900
                                                                     ==============             ==============

Noncash investing and financing activities:

        Equipment financed with capital leases                       $      2,500               $    137,500
        Stock sold on a subscription basis                           $    560,200                          -
        Common stock issued to retire indebtedness                   $    333,900                          -

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

     The consolidated financial information as of March 31, 2002 and April 1, 2001 included herein is unaudited but includes all normal recurring adjustments which, in the opinion of management of the Company, are necessary to present fairly the consolidated financial position of the Company at March 31, 2002, the results of its operations for the 26-week periods ended March 31, 2002 and April 1, 2001, and its cash flows for the 26-week periods ended March 31, 2002 and April 1, 2001.

       The consolidated financial statements include the accounts of Irvine Sensors Corporation ("ISC") and its subsidiaries, Novalog, Inc. ("Novalog"), MicroSensors, Inc. ("MSI"), RedHawk Vision, Inc. ("RedHawk"), iNetWorks Corporation ("iNetWorks"), 3D Microelectronics, Inc. and 3D Microsystems, Inc. All significant intercompany transactions and accounts have been eliminated in the consolidation. Silicon Film was treated as a discontinued operation in 2001 due to its bankruptcy filing.

Note 2 - Common Stock

       During the quarter ended December 30, 2001, the Company sold 300,000 common stock units to investors pursuant to its shelf registration statement on Form S-3 which was declared effective in May 2001, generating net proceeds of $300,000. Each common stock unit consisted of (a) one share of common stock of the Company, (b) one five-year warrant to purchase one share of common stock of the Company at an exercise price of $2.19 per share, and (c) one five-year warrant to purchase one share of common stock of iNetWorks Corporation, a subsidiary of the Company, at an exercise price of $0.10 per share. Pursuant to its shelf registration statement, during the first fiscal quarter of 2002, the Company also issued 660,000 shares of common stock to investors generating net proceeds of $817,000, and issued 198,500 shares of its common stock to two creditors in consideration for the cancellation and retirement of $216,400 of existing indebtedness of the Company. During the 13-week period ended March 31, 2002, the Company issued 4,000 shares of its common stock pursuant to an agreement settling a dispute regarding the Company's guarantee of an obligation of a former subsidiary.

       During the 13-week period ended December 30, 2001, the Company issued an aggregate of 194,300 shares of its common stock pursuant to the Company's 2001 Compensation Plan, which included (a) 162,200 shares issued to employees of the Company in consideration for the cancellation of $184,200 of compensation obligations of the Company and (b) 32,100 shares of its common stock to consultants in consideration for the cancellation of $37,500 of existing indebtedness of the Company. During the 13-week period ended December 30, 2001, the Company received a total of $302,200 of net proceeds from current and prior stock subscriptions under the 2001 Compensation Plan. During the quarter ended March 31, 2002, the Company issued an additional 415,910 shares of common stock pursuant to the Company's 2001 Compensation Plan, which included (a) 397,910 shares issued to employees of the Company in consideration for the cancellation and retirement of $433,300 of compensation obligations of the Company and (b) 18,000 shares of its common stock to a consultant in consideration for the cancellation of $18,000 of existing indebtedness of the Company.

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

       In October 2001, the Board of Directors authorized a contribution of $600,000 to the Company's retirement plan, the Employee Stock Bonus Plan ("ESB Plan"), which represented a contribution for the fiscal year ending September 29, 2002. In October 2001, the Company issued 480,000 shares of common stock to the ESB Plan to satisfy this contribution for fiscal year 2002. At March 31, 2002, the unamortized prepaid ESB Plan contribution of $246,700 has been recorded as a prepaid Employee Stock Bonus Plan contribution in equity and will be amortized over the remaining quarters of fiscal year 2002.

Note 4 - Marketable Securities and Cash Equivalents

       The Company's marketable securities consist of investments in short-term, government-backed securities and commercial paper. The Company determines proper classification of investments at the time of purchase and re-evaluates such designations at each balance sheet date. All marketable securities are classified as held-to-maturity and are stated at amortized cost. Unrealized gains are included in interest income in the Company's consolidated statements of operations.

       For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Note 5 - Inventories, Net

       Inventories, net consist of the following:

                                                    March 31,     September 30,
                                                         2002              2001
                                                    ---------     -------------

                                                   (Unaudited)
        Work in process                             $1,328,400       $  892,700
        Finished goods                                  63,200          221,500
                                                    ----------       ----------
                   Total                            $1,391,600       $1,114,200
                                                    ==========       ==========

Inventories have been presented above net of reserves for excess and obsolete inventories of approximately $8,197,100 and $8,183,500 at March 31, 2002 and September 30, 2001, respectively.

Note 6 - Short-Term Debt Instruments

       Novalog, a 95% subsidiary of the Company, has a revolving credit line of up to $400,000, bearing interest at a rate of five percent above the prime rate. The credit line is collateralized by a $400,000 certificate of deposit that is recorded as restricted cash on the consolidated balance sheet. The balance of the restricted cash is attributable to the Company's desposit on its executive life insurance. There was $298,900 of unpaid principal and interest due on this revolving credit line at March 31, 2002.

       In March 2002, the Company borrowed $100,000 pursuant to promissory notes payable in May 2002 from two investors, one of whom is a director of the Company. The promissory notes bear no interest, but are partially secured by receivables pursuant to a specific contract. In consideration of the issuance of the notes, investors received an aggregate of 50,000 warrants to purchase the Company's common stock at an exercise price of $1.20 per share. The warrants are exerciseable nine months from the issuance of the notes payable, have a term of nine months thereafter and are callable by the Company if the stock issuable from the warrants has been registered and the Company's stock has traded over $2.00 per share for 10 consecutive trading days. The fair value of the warrants of $21,000 has been recorded as a discount to the related notes payable and is being amortized over the term of the notes of 75 days. Subsequent to March 31, 2002, the Company borrowed an additional $100,000 payable in June 2002, with comparable terms from a different investor.

Note 7 - Reportable Segments

       The Company's operating segments are distinct business units operating in different industries, except the Corporate Headquarters segment, which includes the activities of the other segments. Each segment is separately managed, with separate marketing and distribution systems. The Company's seven operating segments are Advanced Technology Division ("ATD"), Novalog, Microelectronics Products Division ("MPD"), MSI, RedHawk, iNetWorks and Corporate Headquarters. All operating segments except MPD meet the criteria for reportable segments disclosure as of March 31, 2002. Since no other operating segments would be included with MPD in a nonspecific category, the Company has included MPD as a reportable operating segment. ATD derives most of its revenues from research and development contracts funded primarily by governmental agencies. Novalog designs, develops and sells proprietary integrated circuits ("ICs") and related products for use in wireless infrared communications. MPD designs, develops and sells stacked 3D microelectronics for use in a variety of systems applications. MSI develops and sells proprietary micromachined sensors and related electronics. iNetWorks is focused on commercializing Irvine Sensors' proprietary technology for high-speed telecommunications and Internet routers, including the SuperRouter. Corporate Headquarters provides accounting, inventory control and management consulting services to the consolidated subsidiaries. Corporate revenue consists of charges to the subsidiaries for these services and corporate assets consist of loans to subsidiaries and goodwill for reacquisition of subsidiary stock.

       The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies. Segment loss is based on loss from operations before income taxes and minority interest in loss of subsidiaries.

       The following information about the Company's seven business segments is for the 26-week period ended March 31, 2002: RedHawk Corporate ATD MSI MPD iNetWorks Vision Headquarters Totals Novalog

                                                                                             RedHawk     Corporate
                               ATD        Novalog          MSI        MPD       iNetWorks    Vision     Headquarters      Totals
                               ---        -------          ---        ---       ---------    ------     ------------      ------
Revenues from
   external customers      $ 2,742,800   $  977,100    $ 379,100   $ 683,700   $       -    $  15,900   $         -   $  4,798,600
Interest income                      -        4,300            -           -           -            -         2,500          6,800
Interest expense                 8,600        2,900        1,800         900           -            -        14,600         28,800
Depreciation and
amortization                   399,500       27,000      103,100      29,700         200       15,200       113,900        688,600
Segment operating loss      (1,048,400)    (483,200)    (584,000)   (465,800)   (224,000)    (152,300)     (768,400)    (3,726,100)
Segment assets               6,901,700    1,807,200      703,000     345,250       5,200      100,300    20,945,000     30,807,650
Expenditures for
   segment assets              345,000       15,400       16,100      22,300           -            -          200         399,000
Reconciliation to Consolidated Amounts
Assets
Total assets for reportable segments                                                                                    30,807,650
Elimination of intersegment assets                                                                                     (20,945,000)
                                                                                                                      ------------
   Total consolidated assets                                                                                          $  9,862,650
                                                                                                                      ------------

       The following information about the Company's seven business segments is for the 13-week period ended March 31, 2002:

                                                                                         RedHawk     Corporate
                               ATD      Novalog        MSI        MPD       iNetWorks    Vision     Headquarters      Totals
                               ---      -------        ---        ---       ---------    ------     ------------      ------
Revenues from
   external customers       $1,121,600  $ 583,700   $368,400   $ 220,700   $       -    $   6,700   $        -   $  2,301,100
Interest income                      -      1,800          -           -           -            -        2,000          3,800
 Interest expense                6,500      1,200        400         800           -            -        8,300         17,200
Depreciation and
amortization                   207,300     13,700     50,800      14,400         100        7,600       56,300        350,200
Segment operating loss        (357,600)  (293,200)   (92,800)   (266,900)   (113,500)    (119,800)    (242,500)    (1,486,300)
Expenditures for
   segment assets              231,600      8,900      3,600      13,200           -            -            -        257,300

Note 8 - Commitments and Contingencies

     A class action in the form of several lawsuits was served against the Company and five of its present and former officers and directors in March 2002. The class action purports to seek damages on behalf of a class of stockholders who purchased shares of Irvine Sensors' stock in reliance on allegedly false statements regarding the prospects for the EFS-1 product being developed by Silicon Film Technologies, Inc., a former subsidiary of the Company. The Company believes that those lawsuits are without merit and intends to defend the action vigorously.

         After giving effect to the deconsolidation of Silicon Film, the Company had the following four reportable segments as of April 1, 2001: ATD, Novalog, MSI and Corporate Headquarters. The following information about the four segments is for the 26-week period ended April 1, 2001.

                                                                                Corporate
                                          ATD         Novalog         MSI      Headquarters    Other        Totals
                                          ---         -------         ---      ------------    -----        ------
Revenues from external customers       $1,496,000    $2,763,200   $   15,600   $         -   $  226,000   $  4,500,800
Interest income                                 -        17,700            -       100,800       23,600        142,100
Interest expense                           35,000             -        2,900        26,000        3,700         67,600
Depreciation and amortization             317,200        29,500       89,800        81,500      126,100        644,100
Segment operating loss                 (3,237,500)     (201,400)  (1,881,700)   (1,717,200)  (2,426,100)    (9,463,900)
Segment assets                          6,913,200     3,464,600      721,900    26,860,700    1,096,250     39,056,650
Expenditures for segment assets         1,686,800        34,200       62,700       706,000      250,600)     2,740,300

Reconciliation to Consolidated Amounts

Assets
Total assets for reportable segments                                                                        39,056,650
Elimination of intersegment assets                                                                         (26,860,700)
                                                                                                          ------------
     Total consolidated assets                                                                            $ 12,195,950
                                                                                                          ============

The following information about the four segments is for the 13-week period ended April 1, 2001.

                                                                                 Corporate
                                          ATD         Novalog         MSI       Headquarters    Other        Totals
                                          ---         -------         ---       ------------    -----        ------
Revenues from external customers       $  796,000    $1,659,700    $   8,500    S         -   $   93,600    $  2,557,800
Interest income                                 -         6,800            -         13,000       20,600          40,400
Interest expense                           19,800             -          700         12,900        1,700          35,100
Depreciation and amortization             135,900        14,100       48,400         78,500       65,000         341,900
Segment operating loss                 (1,681,400)      (62,800)    (853,300)      (374,600)  (1,672,200)     (4,644,300)
Expenditures for segment assets           717,000        26,900       40,300        422,500      137,300       1,344,000

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         --------------

         This Report contains forward-looking statements regarding Irvine Sensors Corporation and its subsidiaries (collectively, the "Company"), which include, but are not limited to, statements concerning projected revenues, expenses, gross profit and income, market acceptance of the Company's products, the competitive nature of the Company's business and its markets, the success and timing of new product introductions and commercialization of the Company's technologies, the need for additional capital and the outcome of pending litigation. These forward-looking statements are based on the Company's current expectations, estimates and projections about the Company's industry, management's beliefs, and certain assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "predicts," "potential," "believes," "seeks," "estimates," "should," "may," "will" and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, the Company's actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Such factors include, but are not limited to the following:

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

Overview

         The Company currently has seven operating segments: ATD, Novalog, MPD, MSI, RedHawk, iNetWorks and Corporate Headquarters. Each segment is separately managed, with separate marketing and distribution systems. Historically, ISC has made significant investments to fund research and development for its operating subsidiaries. To date, other than Novalog, none of ISC's subsidiaries have contributed material revenues or earnings to the Company's consolidated results of operations. During fiscal 2001, ISC adopted a policy to significantly reduce its investments in its subsidiaries for the near future. As a result, the subsidiaries will likely need to seek independent funding or partner with third parties to finance their operations.

Results of Operations

Revenues

         The Company's contract revenue for the 13-week and 26 week periods ended March 31, 2002 was $1,121,600 and $2,742,800, respectively, which represented an increase of $325,600, or 41%, and $1,246,800, or 83%, respectively, for the 13-week and 26-week periods ended April 1, 2001. The increase in contract revenue is primarily attributable to the receipt of new funded contracts allowing the Company to allocate more resources to the performance of contract backlog during the current period as opposed to internal research and development during the comparable period of fiscal 2001.

         The Company's product sales decreased $582,300 or 33% and $949,000 or 32% for the 13-week and 26-week periods ended March 31, 2002, respectively, compared to the 13 and 26-week periods ended April 1, 2001. This reduction primarily reflects a decrease in Novalog sales attributable to the decline in the sales of Palm Computing, a major customer, which was partially offset by increased sales of MPD products.

         Total contract and product sales revenues for the 13-week period ended March 31, 2002 were $2,301,100, a decrease of $256,700 or 10% compared to the $2,557,800 realized in the 13-week period ended April 1, 2001. Total contract and product sales revenues for the 26-week period ended March 31, 2002 were $4,798,600, an increase of $297,800 or 7% compared to the $4,500,800 of total revenues in the 26-week period ended April 1, 2001. Based on notices of pending government contract awards, the Company expects that its contract revenue will continue to represent a higher percentage of its total revenue compared to revenue from product sales for the balance of fiscal 2002. However, there can be no assurance that the Company will win the pending awards.

Cost of Revenues

         The Company's cost of contract revenue for the 13-week period ended March 31, 2002 was $784,800, which represented an increase of $165,100, or approximately 27%, from $619,700 for the 13-week period ended April 1, 2001. However, the cost of contract revenues as a percentage of contract revenues decreased to 70% in the 13-week period ended March 31, 2002 from 78% in the 13-week period ended April 1, 2001. For the 26-week period ended March 31, 2002, the cost of contract revenues was $2,046,000, an increase of $918,100 or 81% from $1,127,900 for the 26-week period ended April 1, 2001. The cost of contract revenues as a percentage of contract revenues was 75% during the 26-week period ended March 31, 2002 as compared to 75% for the 26-week period ended April 1, 2001. The increase in costs of contract revenues for both the 13-week and 26-week periods was primarily attributable to the additional costs incurred to generate the increased revenues from funded contracts, many of which are of a cost-plus-fixed fee nature. The improved margin on contract revenues in the 13-week period ended March 31, 2002, reflects lower labor costs due to salary reductions during the period.

         The Company's cost of product sales for the 13-weeks ended March 31, 2002 was $975,700, a decrease of $876,400, or 47%, from $1,852,100 for the
13-week period ended April 1, 2001. The cost of product sales for the 26-week period ended March 31, 2002 was $1,698,300, a decrease of $1,191,800, or 41%, from $2,890,100 for the 26-week period ended April 1, 2001. The 13-week and 26-week reductions were directly attributable to a decline in the volume of products sold during those periods in fiscal 2002 versus the comparable periods of fiscal 2001. The cost of product sales as a percentage of product sales decreased from 105% to 83% in the 13-week period ended March 31, 2002 compared to the 13-week period ended April 1, 2001, and decreased from 96% to 83% in the 26-week period ended March 31, 2002 versus April 1, 2001. The increase in gross margins during the 13-week and 26-week periods reflects a different product mixture in the current periods incorporating a greater contribution from higher margin stacked memory products sold by MPD.

Research and Development Expense

         The Company's research and development expense for the 13-week period ended March 31, 2002 was $336,000, which represented a decrease of $1,412,800, or approximately 81%, from $1,748,800 for the 13-week period ended April 1, 2001. For the 26-week period ended March 31, 2002, research and development expenses declined $2,717,900, or 72%, to $1,072,400 from $3,790,300 for the
26-week period ended April 1, 2001. Research and development expense represented approximately 15% of the Company's total revenue for the 13-week period ended March 31, 2002, compared to approximately 68% of the Company's total revenue for the 13-weeks ended April 1, 2001. For the 26-week period ended
March 31, 2002, research and development expense represented approximately 22% of total revenue versus 84% for the 26-week period ended April 1, 2001. These substantial decreases in both absolute amount and percentage of total revenue are attributable to a shift of resources from internally funded research, particularly to support the business plans of subsidiaries, and an increased focus on third-party contract-funded work, which results in less unreimbursed research and development expense. The Company currently intends to continue focusing its efforts and resources more on third party contract-related work than on internal research and development. Accordingly, the Company does not believe that its research and development expense will increase significantly, either in absolute amount or as a percentage of total revenue, in the near future.

General and Administrative Expense

         General and administrative expense for the 13-week and 26-week periods ended March 31, 2002 was $1,677,500, or 73% of total revenue, and $3,686,000, or 77% of total revenue, respectively. These figures compared to $2,986,800 and $6,230,900, respectively, for the comparable 13-week and 26-week periods ended April 1, 2001. The current fiscal year figures were reductions of $1,309,300, or 44%, and $2,544,900, or 41%, respectively, compared to the prior year 13-week and 26-week periods ended April 1, 2001. This decrease was largely attributable to substantial across-the-board salary and expense reductions in the Company's parent and subsidiary operations during the first half of fiscal 2002 versus the comparable period of fiscal 2001. Management believes that salary and expense reductions will also favorably impact general and administrative expense in the second half of fiscal 2002.

Interest Expense/Interest Income

         Interest expense net for the 13-week period ended March 31, 2002 was $17,200, which represented a decrease of $17,900 from the 13-week period ended April 1, 2001. Interest expense net for the 26-week period ended March 31, 2002 was $28,800, a decrease of $38,800 from the 26-week period ended April 1, 2001. These decreases were primarily due to the retirement of capital lease obligations.

         Interest income for the 13-week period ended March 31, 2002 was $3,800, which represented a decrease of $36,400 from the 13-week period ended April
1, 2001. Interest income for the 26-week period ended March 31, 2002 was $6,800, a decrease of $135,300 from the 26-week period ended April 1, 2001. These reductions were largely due to lower average interest rates and cash balances during the 13-week and 26-week periods in fiscal 2002 compared to the corresponding periods in fiscal 2001, which still reflected cash balances from a large financing completed in August 2000.

Liquidity and Capital Resources

         At March 31, 2002, the Company had consolidated cash and cash equivalents of $285,100, which represents a decrease of $95,100 from $380,200 as of September 30, 2001. The net cash used in operating activities was $1,593,400 during the first 26-week period of fiscal 2002. The primary use of cash was to fund the loss from the Company's continuing operations.

         The Company used a net of $282,300 of cash in investing activities during the first 26-week period of fiscal 2002, consisting of $68,700 invested primarily in patents, $335,600 invested in capital facilities and equipment, a $34,900 increase in restricted cash, which was offset by $156,900 in proceeds from sales of marketable securities. Except for lease agreements for the acquisition of capital equipment, the Company had no other material capital commitments as of March 31, 2002.

         During the first 26- week period of fiscal 2002, the Company generated net cash of $1,780,600 from financing activities. Cash provided by financing activities included $300,000 from the sale of common stock units, $816,900 from the sale of common stock, and $587,900 from stock subscriptions received. During the first 26-week period of fiscal 2002, the Company's subsidiary, Novalog, borrowed $348,900 from and made payments of $250,000 on its revolving credit line. The credit line is for borrowings up to $400,000, and is secured by restricted cash of $400,000. As of March 31, 2002, $298,900 was outstanding under this credit line.

         Net cash provided by equity and minority interest transactions was reduced by principal payments on capital leases payable of $123,100 during the 26-week period ended March 30, 2002. As a result of net losses during the first 26 weeks of fiscal 2002, partially offset by cash provided by financing activities, the Company's consolidated working capital deficit increased from $668,900 at September 30, 2001 to $1,857,800 at March 31, 2002. The bulk of this increased working capital deficit is due to pre-contractual activity undertaken by the Company to support expected new U.S. government contracts. Approximately $640,000 of this pre-contractual activity was funded and invoiced pursuant to a contract modification received after March 31, 2002. Management believes that the balance of such pre-contractual work will be substantially funded during the remainder of fiscal 2002, although there is no guarantee that the Company will receive such funding. Furthermore, the timing of any such reimbursement is subject to risks and delays. While management believes that its government-funded contract business and its stacked-memory business will continue to grow during the remainder of fiscal 2002, it may take several months for the Company to receive payment for receivables generated by anticipated new contract-related work. Accordingly, management continues to believe that it will need to either obtain interim financing of such receivables or raise at least an additional $750,000 to fund its operations in the near future. While the Company believes that it will be able to obtain such financing, and that its projected operating results and such financing will meet its cash requirements for the immediate future, there can be no assurance that the Company will be able to secure any required financing to continue its operations.

         Contracts with government agencies may be suspended or terminated by the government at any time, subject to certain conditions. Similar termination provisions are typically included in agreements with prime contractors. Since its inception, the Company has experienced such termination of its contracts on three occasions. There is no assurance that the Company will not experience suspensions or terminations in the future. Any such termination, if material, could cause a disruption of the Company's revenue stream, adversely affect the Company's results of operations and could result in employee layoffs. At March 31, 2002, the Company's funded backlog was approximately $2.2 million compared to approximately $2.1 million at September 30, 2001 and $4.0 million at April 1, 2001.

         The Company has reserved 415,700 shares of common stock for issuance to its employees and consultants under its 2001 Compensation Plan as of March 31, 2002. During the first 26-week period of fiscal 2002, the Company issued 610,210 shares of common stock to its employees under this plan as consideration for the cancellation of outstanding compensation obligations to its employees and two consultants. The Company currently intends to continue issuing shares of its common stock to employees and consultants under this plan.

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

History of Substantial Losses. The Company experienced net losses of $14.6 million for the year ended September 30, 2001, $15.0 million for the year ended October 1, 2000 and $9.1 million for the year ended October 3, 1999. The Company also incurred a net loss of $3,675,700 in the 26 weeks ended March 31, 2002. In recent years, much of our losses were incurred as a result of the Company's significant investments in development stage operating subsidiaries. While the Company has significantly reduced its investments in its subsidiaries, it anticipates that it will continue to generate net losses in the future and cannot assure you that it will be able to achieve or sustain profitability on a quarterly or annual basis in the future. In addition, because a large portion of the Company's expenses are fixed in advance, the Company generally is unable to reduce its expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. As a result, the Company may continue to experience net losses, which would make it difficult to fund its operations and achieve its business plan, and could cause the market price of the Company's Common Stock to decline.

Additional Capital Needs. The Company has generated significant net losses in recent periods, and has experienced negative cash flows from operations in the amount of $10.2 million for the year ended September 30, 2001, and $1.56 million for the 26 weeks ended March 31, 2002. The Company anticipates that it may need to raise additional capital in the near future to fund product development and market introduction costs of emerging products. The Company cannot assure you that any additional capital may be available on a timely basis, on acceptable terms, or at all.

The Company's capital requirements will depend on many factors, including:

..  its ability to control costs;
..  its ability to commercialize its technologies and achieve broad market acceptance for such technologies;
..  its ability to procure additional government research and development contracts;
..  the timing of reimbursements from government and other contracts;
..  research and development funding requirements, and required investments in the Company's subsidiaries;
..  increased sales and marketing expenses;
..  technological advancements and competitors' response to the Company's products;
..  capital improvements to new and existing facilities;
.. the Company's relationships with customers and suppliers; and .. general economic conditions including the effects of the current economic slowdown and international conflicts.

If the Company's capital requirements are materially different from those currently planned, the Company may need additional capital sooner than anticipated. Additional funds may be raised through borrowings, other debt or equity financings, or the divestiture of business units or select assets. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of the Company's stockholders will be reduced and such securities may have rights, preferences and privileges senior to the Company's Common Stock. Additional financing may not be available on favorable terms or at all, particularly in view of the significant decline in the market capitalization of the Company. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to develop or enhance its products, expand its sales and marketing programs, take advantage of future opportunities or respond to competitive pressures.

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

Third-Party Financing of Subsidiaries. The financing of the Company's Novalog and RedHawk subsidiaries to date have involved significant sales of minority equity interests in those subsidiaries. While the Company has previously repurchased a substantial portion of the minority equity interests of Novalog, it does not now have sufficient discretionary capital to continue this practice with respect to Novalog or any other subsidiary. Since the Company has elected to significantly reduce its expenditures related to its subsidiaries, the Company's subsidiaries are seeking to sell additional equity interests to finance at least some portion of their business plans. Such additional financing may not be available on acceptable terms, it at all. The Company's ability to enjoy the benefits of any potential increase in value on the part of its subsidiaries can be greatly reduced by third-party financings. This is true both because of reduced equity interests in the subsidiaries and because the Company's control of its subsidiaries is lessened or eliminated. Significant third-party investment in the Company's subsidiaries will likely result in third-party investors receiving subsidiary board representation and/or protective covenants that could result in the Company losing voting control of its subsidiaries. In certain circumstances, it is possible that the Company or its subsidiaries could experience very substantial transaction costs or "break- up" fees in connection with efforts to obtain financing. Third-party financings of subsidiaries will inherently complicate the Company's fiduciary and contractual obligations and could leave the Company more vulnerable to potential future litigation. The outcome of litigation is inherently unpredictable, and even the costs of prosecution could have a materially adverse effect on the Company's results of operations.

Inability to Commercialize Technology. Since commencing operations, ISC has developed technology, principally under government research contracts, for various defense-based applications. ISC has been implementing a fundamental shift in its business over the past several years to broaden its focus to include commercial exploitation of its technology. This shift has been manifested by the purchase and later shut down of the IBM cubing line, the "carve-out" of the Novalog, MSI, Silicon Film, RedHawk and iNetWorks subsidiaries and the development of various stacked-memory products intended for military, aerospace and commercial markets. While these changes have developed new revenue sources, they have not yet resulted in sustained consolidated profitability to date, and a majority of the Company's consolidated revenues for the year ended September 30, 2001 and for the 26 weeks ended March 31, 2002 were still generated from contract research and development. There can be no assurances that any of ISC's present and contemplated future products will achieve broad market acceptance in commercial marketplaces.

Dependence of Commercial Product Sales on a Limited Number of Customers. The Company's existing product sales have largely been derived from its Novalog subsidiary, which is heavily dependent upon sales to a limited number of OEMs. A significant portion of Novalog's product sales in fiscal 2000 and fiscal 2001 were derived from sales for use in products of Palm Computing. As such, the decline in Palm's business during fiscal 2001 was a primary cause of the 28.5% decline in Novalog's sales for that period and the approximately 65% decline in Novalog's sales for the first 26 weeks of fiscal 2002 versus the comparable period of fiscal 2001. The planned business models of the Company's MicroSensors and iNetWorks subsidiaries have similar expected dependencies. Disruption of any of these relationships could materially and adversely affect the Company's consolidated revenues and results of operations.

Dependence on Defense Contract Revenues. Although the Company has been shifting its focus to include the commercialization of its technology, the Company expects to continue to be dependent upon research and development contracts with federal agencies and their contractors for a substantial portion of its revenues for the foreseeable future. General political and economic conditions, which cannot be accurately predicted, directly and indirectly affect the quantity and allocation of expenditures by federal agencies. Even the timing of incremental funding commitments to existing, but partially funded contracts can be affected by such factors. Therefore, cutbacks in the federal budget could have a material adverse impact on the Company's results of operations as long as research and development contracts remain an important element of its business. Obtaining government contracts may involve long purchase cycles, competitive bidding, qualification requirements, delays or changes in funding, budgetary constraints, political agendas, extensive specification development and price negotiations and milestone requirements. Each government agency also maintains its own rules and regulations with which the Company must comply and which can vary significantly among agencies. Governmental agencies also often retain some portion of fees payable upon completion of a project and collection of such fees may be delayed for several months or even years, in some instances. In addition, an increasing number of the Company's government contracts are fixed price contracts which may prevent the Company from recovering costs incurred in excess of its budgeted costs. Fixed price contracts require the Company to estimate the total project cost based on preliminary projections of the project's requirements. The financial viability of any given project depends in large part on the Company's ability to estimate such costs accurately and complete the project on a timely basis. In the event the Company's actual costs exceed the fixed contractual cost, the Company will not be able to recover the excess costs. Some of the Company's government contracts are also subject to termination or renegotiation at the convenience of the government, which could result in a large decline in revenue in any given quarter. The timing of payments from government contracts is also subject to significant fluctuation and potential delay, depending on the government agency involved. Such delay could result in a temporary shortage of working capital for the Company.

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

Patents and Proprietary Right Protection; Infringement. ISC believes that its ultimate success, and that of its subsidiaries, will depend, in part, on the strength of its existing patent protection and the additional patent protection that it and its subsidiaries may acquire in the future. As of March 31, 2002, ISC owned 45 U.S. patents and 8 foreign patents and has other patent applications pending before the U.S. Patent and Trademark Office as well as various foreign jurisdictions. It is possible that any existing patents or future patents (if any) could be challenged, invalidated or circumvented, and any right granted under such patents may not provide the Company with meaningful protection from competition. Despite the Company's precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products, services or technology without authorization, to develop similar technology independently or to design around the Company's patents. Moreover, the Company may need to engage in litigation in the future to enforce its intellectual property rights or the rights of its customers, to protect the Company's trade secrets or to determine the validity and scope of proprietary rights of others, including its customers. Such litigation could result in substantial costs and diversion of the Company's resources and could materially and adversely affect its business, financial condition and results of operations. Furthermore, there is also no assurance that ISC or its subsidiaries will have the financial resources to provide vigorous defense or enforcement of its patents.

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

Volatile Trading Price. The trading price of the Company's Common Stock has been subject to wide fluctuations in the past. Since January 2000, the Common Stock has traded at prices as low as $0.77 per share and as high as $375 per share after giving effect to the 1-for-20 reverse stock split in September 2001. The Company may not be able to increase or sustain the current market price of its Common Stock in the future. As such, you may not be able to resell your shares of Common Stock at or above the price you paid for them. The market price of the Common Stock could continue to fluctuate in the future in response to various factors, including, but not limited to:

.. quarterly variations in operating results;
.. the Company's ability to control costs and improve cash flow;
.. announcements of technological innovations or new products by the Company or its competitors;
.. changes in investor perceptions;
.. new products or product enhancements by the Company or its competitors; and .. changes in earnings estimates or investment recommendations by securities analysts.

The stock market in general has continued to experience volatility, which has particularly affected the market prices of equity securities of many high technology companies. This volatility has often been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. In the past, companies that have experienced volatility in the market price of their securities have been the subject of securities class action litigation. The Company is currently subject to class action lawsuits which could result in substantial losses and divert management's attention and resources from other matters.

International Sales. Approximately 10% of the Company's consolidated total revenue in the year ended September 30, 2001 and for the 26 weeks ended March 31, 2002 was derived from sales outside the United States. In the future, the Company intends to continue to expand its international business activities. International operations are subject to many inherent risks that may adversely effect the Company's business, financial condition and operating results, including:

..   political, social and economic instability;
..   trade restrictions;
..   the imposition of governmental controls;
..   exposure to different legal standards, particularly with respect to intellectual property;
..   burdens of complying with a variety of foreign laws;
..   import and export license requirements and restrictions of the United States and each other country in which the Company operates;
..   unexpected changes in regulatory requirements;
..   foreign technical standards;
..   fluctuations in currency exchange rates;
..   difficulties in collecting receivables from foreign entities; and
..   potentially adverse tax consequences.

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

     A class action in the form of several lawsuits was served against the Company and five of its present and former officers and directors in March 2002. The class action purports to seek damages on behalf of a class of stockholders who purchased shares of Irvine Sensors' stock in reliance on allegedly false statements regarding the prospects for the EFS-1 product being developed by Silicon Film Technologies, Inc., a former subsidiary of the Company. The Company believes that those lawsuits are without merit and intends to defend the action vigorously.

Item 2.  Changes in Securities and Use of Proceeds.
         -----------------------------------------

     (c) In March 2002, the Company issued $100,000 aggregate principal amount of non-interest bearing promissory notes to two private investors, including Wolfgang Seidel, one of the Company's outside directors. The notes mature 75 days from issuance. In connection with this loan, the Company also issued to the investors warrants to purchase up to 50,000 shares of the Company's common stock at a price per share of $1.20. The warrants become exercisable nine months after issuance and expire 18 months after issuance. Mr. Seidel received half of these warrants. The Company believes the issuance of the warrants was exempt from registration under the 1933 Securities Act (the "Act") pursuant to the private placement exemption available under Section 4(2) of the Act.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     (a) Exhibits.

           10.1 Contract No. F30602-02-C-0030, by and between the Company and the Air Force Research Laboratory.
           10.2 Contract No. DAAB07-02-C-F608, by and between the Company and the U.S. Army.
           10.3 Contract No. N3998-02-C-4510, by and between the Company and the Department of Defense.
           10.4  Form of Note and Warrant issued by the Company.

     (b) Reports on Form 8-K.

           Form 8-K filed on January 10, 2002, posting a period message from Robert G. Richards, Chief Executive Officer.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 3, 2002                          Irvine Sensors Corporation

                                                    (Registrant)




                                           By: /s/ John J. Stuart, Jr.

                                           John J. Stuart, Jr.
                                           Chief Financial Officer
                                           (Principal Accounting Officer)