Form 10-Q
period 2002-06-30
IRVINE SENSORS CORP/DE/
filed 2002-08-14
CIK 357108

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002

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

                              Yes [X]   No [_]

As of August 9, 2002, there were 6,900,820 shares of common stock outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           IRVINE SENSORS CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                  June 30,           September 30,
                                                                                   2002                  2001
                                                                                -----------          -------------
                                                                                (Unaudited)
Assets
Current assets:
    Cash and cash equivalents                                                   $ 1,122,900            $  380,200
    Marketable securities                                                                 -               156,600
    Restricted cash                                                                 435,100               400,000
    Accounts receivable, net of allowances
       of $57,300 and $57,700, respectively                                       1,922,300             2,685,900
    Inventory, net                                                                1,233,000             1,114,200
    Stock subscriptions receivable                                                        -               216,900
    Other current assets                                                            130,600                70,400
                                                                                -----------          ------------
       Total current assets                                                       4,843,900             5,024,200
Equipment, furniture and fixtures, net                                            5,077,500             5,542,700
Other assets, net                                                                   645,550               574,750
                                                                                -----------          ------------
                                                                                $10,566,950          $ 11,141,650
                                                                                ===========          ============
Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                            $ 3,256,000           $ 2,427,600
    Accrued expenses                                                              1,572,700             1,764,600
    Accrued loss on contracts                                                       423,800               921,200
    Customer advances                                                                69,600               151,500
    Line of credit                                                                  400,000               200,000
    Short term notes payable, net of discount of $27,600                            122,400                     -
    Current portion - capital lease obligations                                      71,000               228,200
                                                                                -----------          ------------
       Total current liabilities                                                  5,915,500             5,693,100
Capital lease obligations, less current portion                                      57,900               180,300
Minority interest in consolidated subsidiaries                                      485,300               579,300
                                                                                -----------          ------------
       Total liabilities                                                          6,458,700             6,452,700
                                                                                -----------          ------------
Commitments and contingencies                                                             -                     -
Stockholders' Equity:
    Preferred stock, $0.01 par value, 500,000 shares authorized;
     Series B Convertible Cumulative Preferred, 4,300 shares
       outstanding; aggregate liquidation preference of $64,500                          25                    25
     Series C Convertible Cumulative Preferred, 2,300 shares
       outstanding; aggregate liquidation preference of $33,000                          25                    25
    Common stock, $0.01 par value, 80,000,000 shares authorized;
     6,857,300 and 3,305,300 shares issued and outstanding                          68,600                 33,100
    Prepaid employee stock bonus plan contribution                                 (39,900)                     -
    Paid-in capital                                                             102,043,900            97,220,300
    Accumulated deficit                                                        ( 97,964,400)          (92,564,500)
                                                                                -----------          ------------

         Total stockholders' equity                                               4,108,250             4,688,950
                                                                                -----------          ------------

                                                                               $ 10,566,950          $ 11,141,650
                                                                               ============          ============

      See Accompanying Condensed Notes to Consolidated Financial Statements

                           IRVINE SENSORS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                13 Weeks Ended                      39 Weeks Ended
                                                       ----------------------------------   ----------------------------------
                                                            June 30,           July 1,           June 30,           July 1,
                                                              2002              2001               2002              2001
                                                       ----------------  ----------------   ----------------  ----------------
Revenues:
     Contract revenues                                    $ 2,919,500      $ 1,896,400        $   5,662,300     $ 3,392,400
     Product sales                                          1,021,000        2,034,500            3,076,800       5,039,300
                                                       ----------------  ----------------   ----------------  ----------------
Total revenues                                              3,940,500        3,930,900            8,739,100       8,431,700
                                                       ----------------  ----------------   ----------------  ----------------
Cost and expenses:
     Cost of contract revenues                              1,752,300        1,762,200            3,798,300       2,890,100
     Cost of product sales                                  1,338,600        1,417,900            3,036,900       4,308,000
     General and administrative expense                     1,967,400        2,028,800            5,653,400       8,259,700
     Research and development expense                         541,400        1,255,500            1,613,800       5,045,800
                                                       ----------------  ----------------   ----------------  ----------------
Total costs and expenses                                    5,599,700        6,464,400           14,102,400      20,503,600
                                                       ----------------  ----------------   ----------------  ----------------
Loss from operations                                       (1,659,200)      (2,533,500)          (5,363,300)    (12,071,900)
     Interest expense                                         (79,400)         (24,900)            (108,200)        (92,500)
     Interest income                                            3,900            7,700               10,700         149,800
                                                       ----------------  ----------------   ----------------  ----------------
Loss from continuing operations before minority
     interest and provision for income taxes               (1,734,700)      (2,550,700)          (5,460,800)    (12,014,600)
Minority interest in loss of subsidiaries                      23,600          109,700               94,000         383,000
Provision for income taxes                                    (13,100)               -              (33,100)         (4,000)
                                                       ----------------  ----------------   ----------------  ----------------
Loss from continuing operations                            (1,724,200)      (2,441,000)          (5,399,900)    (11,635,600)
Discontinued operations:
     Loss from operations of discontinued subsidiary               -        (1,660,100)                 -        (4,066,200)
                                                       ----------------  ----------------   ----------------  ----------------
Net loss                                                 $ (1,724,200)    $ (4,101,100)       $  (5,399,900)  $ (15,701,800)
                                                       ================  ================   ================  ================
Basic and diluted loss per share:
     Loss from continuing operations                           $(0.30)          $(0.98)              $(1.02)         $(4.81)
     Loss from discontinued operations                             -             (0.67)                  -            (1.68)
                                                       ---------------   ----------------   ----------------  ----------------
     Net loss per common share                                 $(0.30)          $(1.64)              $(1.02)         $(6.49)
                                                       ================  ================   ================  ================
Weighted average number
     of shares outstanding                                  5,718,700        2,494,400            5,287,600       2,421,200
                                                       ================  ================   ================  ================

      See Accompanying Condensed Notes to Consolidated Financial Statements

                           IRVINE SENSORS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              39 Weeks Ended
                                                            ---------------------------------------------------
                                                                June 30, 2002              July 1, 2001
                                                            ----------------------  ---------------------------
Cash flows from operating activities:
        Loss from continuing operations                              $(5,399,900)               $(11,635,600)
        Adjustments to reconcile loss from continuing
         operations to net cash used in operating activities:
          Depreciation and amortization                                 1,041,100                  1,026,600
          Noncash common stock warrants issued                             86,600                    865,000
          Accrued interest on marketable securities                          (300)                   (24,300)
          Noncash employee retirement plan contribution                   560,100                    740,400
          Minority interest in net loss of subsidiaries                   (94,000)                  (382,900)
          (Increase) decrease in accounts receivable                      763,600                 (1,097,500)
          Increase in inventory                                          (118,800)                  (697,200)
          Increase in other current assets                                (60,200)                  (160,300)
          Increase in accounts payable and accrued expenses             1,671,200                  2,501,700
          Decrease in accrued loss on contracts                          (497,400)                  (152,000)
          Decrease in customer advances                                   (81,900)                         -
                                                                     --------------             ---------------
        Total adjustments                                               3,270,000                  2,619,500
                                                                     --------------             ---------------
         Net cash used in operating activities                         (2,129,900)                (9,016,100)
                                                                     --------------             ---------------
Cash flows from investing activities:
        Proceeds from sales of marketable securities                      156,900                  1,250,000
        Increase in restricted cash                                       (35,100)                  (400,000)
        Capital facilities and equipment expenditures                    (529,900)                (3,064,900)
        Acquisition of other assets                                      (114,300)                  (326,200)
        Capitalized software                                                    -                   (255,800)
        Purchase of marketable securities                                       -                   (150,000)
                                                                     --------------             ---------------
         Net cash used in investing activities                           (522,400)                (2,946,900)
                                                                     --------------             ---------------
Cash flows from financing activities:
        Proceeds from issuance of common stock
         and common stock warrants                                      3,129,600                   4,356,800
        Proceeds from line of credit                                      464,000                     120,000
        Payments on line of credit                                       (264,000)                          -
        Proceeds from notes payable                                       200,000                           -
        Principal payments of notes payable                               (50,000)
        Principal payments of capital leases                             (169,100)                   (288,600)
        Sale of minority interest in subsidiary                                 -                     670,000
        Proceeds from options and warrants exercised                       84,500                   3,025,900
                                                                     --------------             ---------------
         Net cash provided by financing activities                      3,395,000                   7,884,100
                                                                     --------------             ---------------
Net cash used in discontinued operations                                        -                  (2,722,300)
                                                                     --------------             ---------------
Net increase (decrease) in cash and cash equivalents                      742,700                  (6,801,200)
Cash and cash equivalents at beginning of period                          380,200                   7,630,900
                                                                     --------------             ---------------
Cash and cash equivalents at end of period                           $  1,122,900               $     829,700
                                                                     ==============             ===============
Noncash investing and financing activities:
        Common stock issued to retire indebtedness                   $   1,143,400              $     115,300
        Stock sold on a subscription basis                           $     560,200              $           -
        Equipment financed with capital leases                       $       2,500              $     240,200


      See Accompanying Condensed Notes to Consolidated Financial Statements

                           IRVINE SENSORS CORPORATION
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General

     The information contained in the following Condensed Notes to Consolidated Financial Statements is condensed from that which would appear in the annual consolidated financial statements. The accompanying unaudited condensed consolidated financial statements do not include certain footnotes and other financial presentations normally required under generally accepted accounting principles. Accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Annual Report on Form 10-K of Irvine Sensors Corporation and its subsidiaries (the "Company") for the year ended September 30, 2001. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

     The consolidated financial information as of June 30, 2002 and July 1, 2001 included herein is unaudited but includes all normal recurring adjustments which, in the opinion of management of the Company, are necessary to present fairly the consolidated financial position of the Company at June 30, 2002, the results of its operations for the 39-week periods ended June 30, 2002 and July 1, 2001, and its cash flows for the 39-week periods ended June 30, 2002 and July 1, 2001.

     The consolidated financial statements include the accounts of Irvine Sensors Corporation ("ISC") and its subsidiaries, Novalog, Inc., MicroSensors, Inc. ("MSI"), RedHawk Vision, Inc., iNetWorks Corporation, and 3D Microsystems, Inc. All significant intercompany transactions and accounts have been eliminated in the consolidation. Silicon Film was treated as a discontinued operation in 2001 due to its bankruptcy.

Note 2 - Common Stock

     During the 13-week period ended December 30, 2001, the Company sold 300,000 common stock units to investors pursuant to its shelf registration statement on Form S-3 that was declared effective in May 2001, generating net proceeds of $300,000. Each common stock unit consisted of (a) one share of common stock of the Company, (b) one five-year warrant to purchase one share of common stock of the Company at an exercise price of $2.19 per share, and (c) one five-year warrant to purchase one share of common stock of iNetWorks Corporation, a subsidiary of the Company, at an exercise price of $0.10 per share.

     Pursuant to its shelf registration statement, during the 13-week period ended December 30, 2001, the Company also issued 660,000 shares of common stock to investors generating net proceeds of $817,000, and issued 198,500 shares of its common stock to two creditors in consideration for the cancellation and retirement of $216,400 of existing indebtedness of the Company. During the 13-week period ended March 31, 2002, the Company issued 4,000 shares of its common stock as part of a settlement agreement of a dispute in the amount of $4,640 regarding the Company's guarantee of a $180,000 obligation of a former subsidiary. During the 13-week period ended June 30, 2002, the Company sold 700,000 shares of common stock to investors in a private placement, generating net proceeds of $1.23 million. In addition to the shares of common stock, investors in this private placement also received three-year warrants to purchase 210,000 shares of common stock of the Company at an exercise price of $2.32 per share and three-year warrants to purchase 70,000 shares of common stock of iNetWorks common stock at an exercise price of $0.25 per share. During the 13-week period ended June

30, 2002, the Company also sold 278,707 shares of its common stock to a corporate investor for the cancellation and retirement of $500,000 of existing indebtedness of iNetWorks.

     During the 13-week period ended December 30, 2001, the Company issued an aggregate of 194,300 shares of its common stock pursuant to the Company's 2001 Compensation Plan, which included (a) 162,200 shares issued to employees of the Company in consideration for the cancellation of $184,200 of compensation obligations of the Company and (b) 32,100 shares of its common stock to consultants in consideration for the cancellation of $37,500 of existing indebtedness of the Company. During the 13-week period ended March 31, 2002, the Company issued an additional 415,910 shares of common stock pursuant to the Company's 2001 Compensation Plan, which included (a) 397,910 shares issued to employees of the Company in consideration for the cancellation and retirement of $433,300 of compensation obligations of the Company and (b) 18,000 shares of its common stock to a consultant in consideration for the cancellation of $18,000 of existing indebtedness of the Company. During the 13-week period ended June 30, 2002, the Company issued an additional 247,052 shares of common stock pursuant to the Company's 2001 Compensation Plan, which included (a) 242,052 shares issued to employees of the Company in consideration for the cancellation and retirement of $309,493 of compensation obligations of the Company and (b) 5,000 shares of its common stock sold to a consultant in consideration for net sales proceeds of $8,925. During the 39-week period ended June 30, 2002, the Company received $730,700 of net cash proceeds from stock subscriptions under the 2001 Compensation Plan.

     The following is a summary of equity transactions in the 39-week period ended June 30, 2002 that involved the issuance of common stock.

                                                                            Increase in
                                                         Common stock       Stockholders'
                                                         shares issued         Equity
                                                         -------------      -------------
Sale of common stock and common stock units                  2,168,900        $2,916,900
Common stock issued to employee retirement plan                480,000           600,000
Common stock issued to pay operating expenses                  829,500         1,143,400
Common stock options exercised                                  73,600            73,600
                                                         -------------      -------------
    Total for 39 weeks ended June 30, 2002                   3,552,000        $4,733,900

Note 3 - Stock Option Plans and Employee Retirement Plan

     In October 2001, the Board of Directors adopted the 2001 Non-Qualified Option Plan, pursuant to which options to purchase an aggregate of 1,500,000 shares of common stock may be granted to attract and retain employees and directors. The terms of the 2001 Non-Qualified Option Plan are similar to the 2001 Qualified Stock Option Plan; however, only non-statutory options may be issued under the 2001 Non-Qualified Option Plan. During the 39-week period ended June 30, 2002, the Company granted 1,508,750 options to employees and directors at exercise prices ranging from $0.77 to $1.16 per share. During the 39-week period ended June 30, 2002, the Company cancelled 60,250 options that had been previously granted under the 2001 Non-Qualified Option Plan.

     In October 2001, the Board of Directors authorized a contribution of $600,000 to the Company's retirement plan, the Employee Stock Bonus Plan ("ESB Plan"), which represented a contribution for the fiscal year ending September 29, 2002. The Company's contribution was based on an estimate of 10% of the Company's gross salary and wages for fiscal year 2002. In October 2001, the Company issued

480,000 shares of common stock to the ESB Plan to satisfy this contribution for fiscal year 2002. At June 30, 2002, the unamortized prepaid ESB Plan contribution of $39,900 has been recorded as a prepaid Employee Stock Bonus Plan contribution in equity and will be amortized over the remaining quarter of fiscal year 2002. If required, the Company may elect to make an additional contribution at year-end to fulfill the planned 10% contribution level.

Note 4 - Cash Equivalents

     For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Note 5 - Inventories, Net

     Inventories, net consist of the following:

                                  June 30, 2002      September 30, 2001
                                  -------------      ------------------
                                 (Unaudited)
        Work in process              $1,151,800                $892,700
        Finished goods                   81,200                 221,500
                                     ----------              ----------
             Total                   $1,233,000              $1,114,200
                                     ==========              ==========

Inventories have been presented above net of reserves for excess and obsolete inventories of approximately $8,196,300 and $8,183,500 at June 30, 2002 and September 30, 2001, respectively.

Note 6 - Short-Term Debt Instruments

     Novalog, a 95% owned subsidiary of the Company, has a secured credit line of up to $400,000, bearing interest at the prime rate, 4.75% at June 30, 2002. The credit line is collateralized by a $400,000 certificate of deposit that is recorded as restricted cash on the consolidated balance sheet. The balance of the restricted cash is attributable to the Company's deposit on its executive life insurance. There was $400,000 of unpaid principal and interest due on this revolving credit line at June 30, 2002.

     In March 2002 and April 2002, the Company borrowed $200,000 pursuant to promissory notes payable in May 2002 and June 2002 from three investors, one of whom is a director of the Company. The promissory notes bear no interest, but are partially secured by receivables pursuant to a specific contract. In consideration of the issuance of the notes, investors received warrants to purchase an aggregate of 100,000 shares of the Company's common stock at an exercise price of $1.20 per share. The warrants are exercisable nine months from the issuance of the notes payable, have a term of nine months thereafter and are callable by the Company if the stock issuable from the warrants has been registered and the Company's stock has traded over $2.00 per share for ten consecutive trading days. The fair value of the warrants of $51,000 has been recorded as a discount to the related notes payable and is being amortized over the term of the notes of 75 days.

     In May 2002, the due date of two of the promissory notes, with an aggregate principal value of $150,000, was extended to July 2002 in consideration for the issuance of additional warrants to purchase 40,000 shares of the Company's common stock at an exercise price of $2.40 per share. The other terms of the additional warrants are similar to those initially issued to the holders of the promissory notes except that the warrants are callable by the Company if the stock issuable from the warrants has been registered and the Company's stock has traded over $4.00 per share for ten consecutive trading days. The fair value of the additional warrants of $42,000 has been recorded as a discount to the related notes payable and is being amortized over the extended term of the notes. Subsequently, the due dates of the notes were further extended from July 2002 to September 2002 in consideration for interest at the rate of 1.5% per month.

Note 7 - Reportable Segments

     The Company's operating segments are distinct business units operating in different industries, except the Corporate Headquarters segment, which includes the activities of the other segments. Each segment is separately managed, with separate marketing and distribution systems. The Company's seven operating segments are Advanced Technology Division ("ATD"), Novalog, Microelectronics Products Division ("MPD"), MSI, RedHawk, iNetWorks and Corporate Headquarters. All operating segments except RedHawk and iNetWorks meet the criteria for reportable segments disclosure as of June 30, 2002. Since no other operating segments would be included with RedHawk and iNetWorks in a nonspecific category, the Company has included RedHawk and iNetWorks as reportable operating segments. ATD derives most of its revenues from research and development contracts funded primarily by governmental agencies. Novalog designs, develops and sells proprietary integrated circuits and related products for use in wireless infrared communications. MPD designs, develops and sells stacked 3D microelectronics for use in a variety of systems applications. MSI develops and sells proprietary micromachined sensors and related electronics. iNetWorks is focused on commercializing Irvine Sensors' proprietary technology for high-speed telecommunications and Internet routers, including the SuperRouter. Corporate Headquarters provides accounting, inventory control and management consulting services to the consolidated subsidiaries. Corporate revenue consists of charges to the subsidiaries for these services and corporate assets consist of loans to subsidiaries.

     The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies. Segment loss is based on loss from continuing operations before minority interest in loss of subsidiaries and provision for income taxes.

     The following information about the Company's seven business segments is for the 39-week period ended June 30, 2002:

                                                                                         RedHawk      Corporate
                               ATD       Novalog       MSI          MPD      iNetWorks    Vision     Headquarters     Totals
                               ---       -------       ---          ---      ---------    ------     ------------     ------
Revenues from
 external customers         $5,662,300  $1,721,500   $533,800     $798,200   $      -    $  23,300   $        -   $  8,739,100
Interest income                      -       8,000          -            -          -            -        2,700         10,700
Interest expense                12,900       8,500      3,100        1,700          -            -       82,000        108,200
Depreciation and               610,200      41,600    153,500       44,700        300       22,800      168,000      1,041,100
 amortization
Segment loss                (1,003,900) (1,014,000)  (921,500)    (759,000)  (249,100)    (142,700)  (1,370,600)    (5,460,800)

Changes to segment              12,800       5,900          -            -          -            -            -         18,700
 inventory provision
Segment inventory writedown          -     141,500          -            -          -            -            -        141,500
Segment assets               7,616,400   1,827,050    672,400      350,000      5,700       95,400   22,447,900     33,014,850
Expenditures for
 segment assets                485,500      83,900     39,500       33,000          -            -        2,300        644,200

Reconciliation to Consolidated
 Amounts Assets
Total assets for reportable segments                                                                                33,014,850
Elimination of intersegment assets                                                                                 (22,447,900)
                                                                                                                 -------------
   Total consolidated assets                                                                                     $  10,566,950
                                                                                                                 =============

     The following information about the Company's seven business segments is for the 13-week period ended June 30, 2002:

                                                                                         RedHawk      Corporate
                               ATD       Novalog       MSI          MPD      iNetWorks    Vision     Headquarters     Totals
                               ---       -------       ---          ---      ---------    ------     ------------     ------
Revenues from
 external customers         $2,919,500    $744,400   $154,700     $114,500   $      -    $   7,400   $        -   $  3,940,500
Interest income                      -       3,700          -            -          -            -          200          3,900
Interest expense                 4,300       5,600      1,300          800          -            -       67,400         79,400
Depreciation and               210,700      14,600     50,400       15,000        100        7,600       54,100        352,500
 amortization
Segment operating income        44,500    (530,800)  (337,500)    (293,200)   (25,100)       9,600     (602,200)    (1,734,700)
 (loss)
Changes to segment                (800)      3,300          -            -          -            -            -          2,500
 inventory provision
Segment inventory writedown          -     141,500          -            -          -            -            -        141,500
Expenditures for
 segment assets                135,100      68,500     23,400       10,700          -            -        2,100        239,800

     After giving effect to the deconsolidation of Silicon Film, the Company had the following four reportable segments as of July 1, 2001: ATD, Novalog, MSI and Corporate Headquarters. RedHawk, iNetWorks and MPD were not treated as reportable segments at July 1, 2001 and are aggregated below as "Other." The following information about the four segments is for the 39-week period ended July 1, 2001.

                                                                                 Corporate
                                         ATD         Novalog         MSI        Headquarters   Other        Totals
                                         ---         -------         ---        ------------   -----        ------
Revenues from external customers       $3,711,400    $4,347,700    $ 108,700       $      -  $  263,900    $ 8,431,700
Interest income                            15,800        21,900            -        106,700       5,400        149,800
Interest expense                           49,000           700        2,900         34,700       5,200         92,500
Depreciation and amortization             516,200        47,800      145,000        108,500     209,100      1,026,600
Segment operating loss                 (3,339,700)     (233,800)  (2,383,100)    (2,002,500) (4,055,500)   (12,014,600)
Changes to segment inventory
 provision                              2,296,900             -            -              -           -      2,296,900
Segment assets                          7,993,400     2,916,000      812,300     29,770,800   1,457,150     42,949,650
Expenditures for segment assets         2,034,900       147,500      109,200        825,700     529,600      3,646,900

Reconciliation to Consolidated
 Amounts

Assets
Total assets for reportable segments                                                                       $42,949,650
Elimination of intersegment assets                                                                         (29,770,800)
                                                                                                          -------------
     Total consolidated assets                                                                             $13,178,850
                                                                                                          =============

     The following information about the four segments is for the 13-week period ended July 1, 2001.

                                                                                 Corporate
                                         ATD         Novalog         MSI        Headquarters   Other        Totals
                                         ---         -------         ---        ------------   -----        ------
Revenues from external customers       $2,215,400    $1,584,500     $ 93,100        $     -  $   37,900    $ 3,930,900
Interest income                                 -         4,200            -          3,400         100          7,700
Interest expense                           14,000           700            -          8,700       1,500         24,900
Depreciation and amortization             199,000        18,300       55,200         27,000      74,000        373,500
Segment operating loss                   (102,200)      (32,400)    (501,400)      (285,300) (1,629,400)    (2,550,700)
Changes to segment inventory              (31,300)            -            -              -           -        (31,300)
 provision
Expenditures for segment assets           559,100       113,300       46,500        119,700     279,000      1,117,600

Note 8 - Commitments and Contingencies

     From February 14, 2002 to March 15, 2002, five purported class action complaints were filed in the United States District Court for the Central District of California against the Company, certain of its current and former officers and directors, and an officer and director of its former subsidiary Silicon Film Technologies, Inc. By stipulated order dated May 10, 2002, the court consolidated these actions. Pursuant to the order, plaintiffs served an amended complaint on July 5, 2002. The amended complaint alleges that defendants made false and misleading statements about the prospects of Silicon Film during the period January 6, 2000 to September 15, 2001, inclusive. The amended complaint asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission Rule 10b-5, and seeks damages of an unspecified amount. Defendants' time to answer or otherwise respond to the amended complaint is September 3, 2002.

     There has been no discovery to date and no trial has yet been scheduled. The Company believes that it has meritorious defenses to these actions and intends to defend them vigorously. Failure by the Company to obtain a favorable resolution of the claims set forth in the actions could have a material adverse effect on the Company's business, results of operations and financial condition. Currently, the amount of such material adverse effect cannot reasonably be estimated.

     In October 2001, a lawsuit was served against the Company in connection with the Company's guarantee of the abandoned office lease of its former subsidiary, Silicon Film. The maximum amount of this claim is approximately $800,000, including past and future rents and excluding any potential sublease rents. The Company is vigorously defending against this action, and has accrued for management's estimate of the minimum amount of liability as of June 30, 2002. (see Part II, Item 1. Legal Proceedings)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     This Report contains forward-looking statements regarding Irvine Sensors Corporation and its subsidiaries, which include, but are not limited to, statements concerning projected revenues, expenses, gross profit and income, market acceptance of the Company's products, the competitive nature of the Company's business and its markets, the success and timing of new product introductions and commercialization of the Company's technologies, the need for additional capital and the outcome of pending litigation. These forward-looking statements are based on the Company's current expectations, estimates and projections about the Company's industry, management's beliefs, and certain assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "predicts," "potential," "believes," "seeks," "estimates," "should," "may," "will" and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, the Company's actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Such factors include, but are not limited to the following:

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

     .    the availability of additional financing;

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

Critical Accounting Policies

     The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. As such, management is required to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The significant accounting policies which are most critical to aid in fully understanding and evaluating reported financial results include the following:

     Revenue Recognition

     The Company's research and development contracts are usually cost plus fixed fee. United States government contract costs, including indirect costs, are subject to audit and adjustment by negotiations between the Company and government representatives. The Company's accounting policies regarding the recognition of revenue for these contractual arrangements is fully described in
Note 1 of Notes to Consolidated Financial Statements. Generally, revenues are recognized using percentage of completion accounting for contracts.

     The Company considers many factors when applying accounting principles generally accepted in the United States of America related to revenue recognition. These factors include, but are not limited to:

     . The actual contractual terms, such as payment terms, delivery dates, and pricing of the various product and service elements of a contract;

     .    Time period over which services are to be performed;

     .    Costs incurred to date;

     .    Total estimated costs of the project;

     .    Anticipated losses on contracts; and

     .    Collectibility of the revenues.

     Each of the relevant factors is analyzed to determine its impact, individually and collectively with other factors, on the revenue to be recognized for any particular contract with a customer. Management is required to make judgments regarding the significance of each factor in applying the revenue recognition standards, as well as whether or not each factor complies with such standards. Any misjudgment or error by management in its evaluation of the factors and the application of the standards, could have a material adverse affect on the Company's future operating results.

     Valuation Allowances

     The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     Inventories are stated at the lower of cost or market. Each quarter, the Company evaluates its inventories for excess quantities and obsolescence. Inventories that are considered obsolete are written off. Remaining inventory balances are adjusted to approximate the lower of cost or market value. The valuation of inventories at the lower of cost or market requires the use of estimates as to the amounts of current inventories that will be sold. These estimates are dependent of the Company's assessment of current and expected orders from its customers.

     The Company recorded a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance.

Results of Operations

     Revenues

     Contract revenue consists of proceeds realized from funded research and development contracts, largely from U.S. Government customers and primarily conducted by ATD. ATD has recently focused its efforts more on the production of contract revenue and less on the conduct of internal research and development projects. The Company's contract revenue for the 13-week and 39-week periods ended June 30, 2002 was $2,919,500 and $5,662,300, respectively, which represented an increase of $1,023,100, or 54%, and $2,269,900, or 67%, respectively, over the 13-week and 39-week periods ended July 1, 2001. The increase in contract revenue is primarily attributable to the receipt of new funded contracts and the Company's strategic decision to allocate more resources to the performance of contract backlog during the current period as opposed to internal research and development during the comparable period of fiscal 2001.

     The Company's product sales decreased $1,013,500 or 50% and $1,962,500 or 39% for the 13-week and 39-week periods ended June 30, 2002, respectively, compared to the 13-week and 39-week periods ended July 1, 2001. This decrease was primarily due to a decline in the volume of sales of Novalog products for use in products by Palm Computing, a primary customer of Novalog. To a much lesser extent, this decline was also due to pricing pressure on Novalog's products.

     Total contract and product sales revenues for the 13-week period ended June 30, 2002 were $3,940,500, an increase of $9,600 or 0.2% compared to the $3,930,900 realized in the 13-week period ended July 1, 2001. Total contract and product sales revenues for the 39-week period ended June 30, 2002 were $8,739,100, an increase of $307,400 or 4% compared to the $8,431,700 of total revenues in the 39-week period ended July 1, 2001. Based on existing backlog, the Company expects that its contract revenue will continue to represent a higher percentage of its total revenue compared to revenue from product sales for the balance of fiscal 2002.

     Cost of Revenues

     The Company's cost of contract revenue for the 13-week period ended June 30, 2002 was $1,752,300, which represented a decrease of $9,900, or approximately 0.6%, from $1,762,200 for the 13-week period ended July 1, 2001. The cost of contract revenues as a percentage of contract revenues decreased to 60% in the 13-week period ended June 30, 2002 from 93% in the 13-week period ended July 1, 2001. For the 39-week period ended June 30, 2002, the cost of contract revenues was $3,798,300, an increase of $908,200 or 31% from $2,890,100 for the 39-week period ended July 1, 2001. The cost of contract revenues as a percentage of contract revenues was 67% during the 39-week period ended June 30, 2002 as compared to 85% for the 39-week period ended July 1, 2001. The decrease in costs of contract revenues for the 13-week period ended June 30, 2002 in both absolute dollars and as a percent of contract revenues, despite the increase in revenues during that period, was due to a $348,500 reduction in accrued loss on contracts based on improved performance under existing contracts. The increase in costs of contract revenues for the current 39-week period reflected the additional costs incurred to generate the increased revenues from contracts that are of a cost-plus-fixed fee nature. The improved margin on contract revenues in the 13-week period ended June 30, 2002, reflects lower labor costs of approximately $95,000 due to salary reductions during the period.

     The Company's cost of product sales for the 13-weeks ended June 30, 2002 was $1,338,600, a decrease of $79,300, or 6%, from $1,417,900 for the 13-week period ended July 1, 2001. The cost of product sales for the 39-week period ended June 30, 2002 was $3,036,900, a decrease of $1,271,100, or 30%, from
$4,308,000 for the 39-week period ended July 1, 2001. The 13-week and 39-week reductions were largely attributable to a decline in the volume of products sold during those periods in fiscal 2002 versus the comparable periods of fiscal 2001. The cost of product sales as a percentage of product sales increased from 70% to 131% in the 13-week period ended June 30, 2002 compared to the 13-week period ended July 1, 2001, and increased from 85% to 99% in the 39-week period ended June 30, 2002 versus July 1, 2001. The decrease in gross margins during the 13-week and 39-week periods primarily reflects price pressure on Novalog's products. Novalog recorded a $141,500 inventory writedown and an increase to its inventory reserve of $3,300 during the 13-week period ended June 30, 2002 to reflect the lower of cost or market.

     General and Administrative Expense

     General and administrative expense for the 13-week and 39-week periods ended June 30, 2002 was $1,967,400 or 50% of total revenues, and $5,653,400 or 65% of total revenues, respectively, as compared to $2,028,800, or 52% of total revenues, and $8,259,700, or 98% of total revenues, respectively, for the comparable periods ended in 2001. The current fiscal year figures were reductions of $61,400, or 3%, and $2,606,300, or 32%, respectively, compared to the prior year 13-week and 39-week periods ended July 1, 2001. This decrease was largely attributable to substantial salary and expense reductions in the Company's operations during the first three quarters of fiscal 2002 versus the comparable period of fiscal 2001. Management believes that salary and expense reductions will also favorably impact general and administrative expense in the last fiscal quarter of fiscal 2002.

     Research and Development Expense

     The Company's research and development expense for the 13-week period ended June 30, 2002 was $541,400, which represented a decrease of $714,100, or approximately 57%, from $1,255,500 for the 13-week period ended July 1, 2001. For the 39-week period ended June 30, 2002, research and development expense declined $3,432,000, or 68%, to $1,613,800 from $5,045,800 for the 39-week period ended July 1, 2001. Research and development expense represented approximately 14% of the

Company's total revenue for the 13-week period ended June 30, 2002, compared to approximately 32% of the Company's total revenue for the 13-weeks ended July 1, 2001. For the 39-week period ended June 30, 2002, research and development expense represented approximately 18% of total revenue versus 60% for the 39-week period ended July 1, 2001. These substantial decreases in both absolute dollars and as a percentage of total revenues were attributable to a shift of resources from internally funded research, particularly to support the business plans of subsidiaries, and an increased focus on third-party contract-funded work, which results in more reimbursed research and development expense. The Company currently intends to continue focusing its efforts and resources more on third party contract-related work than on internal research and development. Accordingly, the Company does not believe that its research and development expense will increase significantly, either in absolute amount or as a percentage of total revenues, in the near future.

     Interest Expense, Net

     Interest expense, net for the 13-week period ended June 30, 2002 was $79,400, which represented an increase of $54,500 from the 13-week period ended July 1, 2001. Interest expense, net for the 39-week period ended June 30, 2002 was $108,200, an increase of $15,700 from the 39-week period ended July 1, 2001. This increase was primarily due to imputed interest associated with short-term promissory notes issued in March 2002 and April 2002.

     Interest income for the 13-week period ended June 30, 2002 was $3,900, which represented a decrease of $3,800 from the 13-week period ended July 1, 2001. Interest income for the 39-week period ended June 30, 2002 was $10,700, a decrease of $139,100 from the 39-week period ended July 1, 2001. These reductions were largely due to lower average interest rates and cash balances during the 13-week and 39-week periods in fiscal 2002 compared to the corresponding periods in fiscal 2001, which still reflected cash balances from a large financing completed in August 2000.

     Minority Interest

     The consolidated loss from continuing operations is net of the allocation of a portion of the loss from operations attributable to minority ownership interests of consolidated subsidiaries. For the 13-week period ended June 30, 2002, the consolidated amount of minority interest loss allocation was $23,600, of which $26,500 was attributable to Novalog, offset by a minority interest profit allocation of $2,900 attributable to RedHawk. This aggregate minority loss allocation was $86,100 less than the aggregate $109,700 allocated minority interest of the 13-week period ended July 1, 2001, which consisted of $66,400 of allocated losses attributable to RedHawk, $41,700 of allocated losses attributable to iNetWorks and $1,600 of allocated losses attributable to Novalog. For the 39-week period ended June 30, 2002, the consolidated amount of minority interest loss allocation was $94,000, of which $50,700 was attributable to Novalog and $43,300 was attributable to RedHawk. This compared to a minority interest loss allocation of $383,000 for the 39-week period ended July 1, 2001, consisting of $253,700 attributable to RedHawk, $89,300 attributable to iNetWorks, $28,200 attributable to MSI and $11,800 attributable to Novalog.

Liquidity and Capital Resources

     At June 30, 2002, the Company had consolidated cash and cash equivalents of $1,122,900, which represents an increase of $742,700 from $380,200 as of September 30, 2001. The net cash used in operating activities was $2,129,900 during the first 39-week period of fiscal 2002. The primary use of cash was to fund the loss from the Company's continuing operations.

     The Company used a net of $522,400 of cash in investing activities during the 39-week period of fiscal 2002, consisting of $114,300 invested primarily in patents, $529,900 invested in capital facilities and equipment, a $35,100 increase in restricted cash which was offset by $156,900 in proceeds from sales of marketable securities. Except for lease agreements for the acquisition of capital equipment, the Company had no other material capital commitments as of June 30, 2002. Management expects capital expenditures to remain at comparable levels for the balance of fiscal 2002.

     During the first 39-week period of fiscal 2002, the Company generated net cash of $3,395,000 from financing activities. Cash provided by financing activities included $300,000 from the sale of common stock units, $2,241,700 from the sale of common stock, and $587,900 from stock subscriptions received. During the first 39-week period of fiscal 2002, the Company's subsidiary, Novalog, borrowed an aggregate of $464,000 and repaid an aggregate of $264,000, for a net increase of $200,000, under its secured credit line. The credit line is for borrowings up to $400,000, and is secured by restricted cash of $400,000. As of June 30, 2002, $400,000 was outstanding under this credit line.

     Net cash provided by equity and minority interest transactions was reduced by principal payments on capital leases payable of $169,100 during the 39-week period ended June 30, 2002. As a result of net losses during the first 39 weeks of fiscal 2002, partially offset by cash provided by financing activities, the Company's consolidated working capital deficit increased from $668,900 at September 30, 2001 to $1,071,600 at June 30, 2002. This increased working capital deficit is due to the net effect of the Company's operating losses during the period versus the financing it has secured during the same interval. Management believes that its government-funded contract business and its stacked-memory business will grow during the remainder of fiscal 2002 and beyond, providing a potential source of working capital growth. However, it may take several months for the Company to receive payment for receivables generated by anticipated new contract-related work. Accordingly, in April 2002, the Company entered into a financing relationship to borrow against government receivables as they are generated. This agreement permits the Company to borrow against assigned contracts at its discretion in consideration for interest at a rate dependent upon duration of borrowing, limited to a maximum of 2% per month. Management believes that its projected operating results and such receivables financing, together with its current cash balances, will meet its cash requirements for the immediate future; however, if this belief proves to be incorrect there can be no assurance that the Company will be able to secure any required alternate financing to continue its operations.

     Contracts with government agencies may be suspended or terminated by the government at any time, subject to certain conditions. Similar termination provisions are typically included in agreements with prime contractors. Since its inception, the Company has experienced such termination of its contracts on three occasions. There is no assurance the Company will not experience suspensions or terminations in the future. Any such termination, if material, could cause a disruption of the Company's revenue stream, adversely affecting the Company's results of operations and could result in employee layoffs. At June 30, 2002, as a result of significant new contract awards in fiscal 2002, the Company's funded backlog was approximately $5.5 million compared to approximately $2.1 million at September 30, 2001.

     The Company has reserved 171,728 shares of common stock for issuance to its employees and consultants under its 2001 Compensation Plan as of June 30, 2002. During the first 39-week period of fiscal 2002, the Company issued 857,262 shares of common stock under this plan as consideration for the cancellation of outstanding compensation obligations of $991,418 to its employees and two consultants. The Company currently intends to continue issuing shares of its common stock to employees and consultants from time to time under this plan.

Risk Factors

     Our future operating results are highly uncertain. Before deciding to invest in Irvine Sensors or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this prospectus, our Annual Report on Form 10-K, as amended, and Quarterly Reports on Form 10-Q and in our other filings with the Commission, including any subsequent reports filed on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business and results of operations. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

     If we continue to incur substantial losses, we will not be able to generate sufficient revenues to fund our operations or achieve profitability. We experienced net losses of $14.6 million for the year ended September 30, 2001, $15.0 million for the year ended October 1, 2000 and $9.1 million for the year ended October 3, 1999. We also incurred net losses of approximately $5.4 million for the 39 weeks ended June 30, 2002. In recent years, much of our losses were incurred as a result of our significant investments in our development stage operating subsidiaries. While we have significantly reduced our investment in subsidiaries, we anticipate that we will continue to generate net losses in the future and cannot assure you that we will be able to achieve or sustain profitability on a quarterly or annual basis in the future. In addition, because a large portion of our expenses are fixed, we generally are unable to reduce expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. As a result, we may continue to experience net losses, which will make it difficult to fund our operations and achieve our business plan, and could cause the market price of our common stock to decline.

     We will likely need to raise additional capital in the future, and additional funds may not be available on terms that are acceptable to us, or at all. We have generated significant net losses in recent periods, and experienced negative cash flows from operations in the amount of approximately $10.2 million for the year ended September 30, 2001 and $2.1 million for the 39 weeks ended June 30, 2002. At June 30, 2002, we had consolidated negative working capital of approximately $1.0 million. We cannot guarantee that we will be able to generate sufficient funds from our operations to meet our immediate working capital needs. In addition, our current growth plans require equipment, facility and product development expenditures that cannot be funded from cash generated from operations unless and until our current liabilities are substantially retired. Accordingly, we anticipate that we will likely need to raise additional capital to fund our aggregate requirements although the nature, timing and amount of that need is not immediately determinable. We cannot assure you that any additional capital may be available on a timely basis, on acceptable terms, or at all. If we are not able to obtain additional capital, our business, financial condition and results of operations will be materially adversely affected.

     Our capital requirements will depend on many factors, including:

     .    our ability to control costs;

     . our ability to commercialize our technologies and achieve broad market acceptance for such technologies;

     . our ability to procure additional government research and development contracts;

     . the timing of payments and reimbursements from government and other contracts;

     . research and development funding requirements and required investments in our subsidiaries;

     .    increased sales and marketing expenses;

     .    technological advancements and competitors' response to our products;

     .    capital improvements to new and existing facilities;

     .    our relationships with customers and suppliers; and

     . general economic conditions including the effects of the current economic slowdown and international conflicts.

If our capital requirements are materially different from those currently planned, we may need additional capital sooner than anticipated. Additional funds may be raised through borrowings, other debt or equity financings, or the divestiture of business units or select assets. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and such securities may have rights, preferences and privileges senior to our common stock. Additional funds may not be available on favorable terms or at all, particularly in view of the significant decline in our market capitalization. If adequate funds are not available on acceptable terms, or at all, we may be unable to finance our operations, develop or enhance our products, expand our sales and marketing programs, take advantage of future opportunities or respond to competitive pressures.

     Our common stock may be delisted from the Nasdaq SmallCap Market if our stock price declines further or if we cannot maintain Nasdaq's minimum net worth listing requirements. In such case, the market for your shares may be limited, and it may be difficult for you to sell your shares at an acceptable price, if at all. Our common stock is currently listed on the Nasdaq SmallCap Market. Among other requirements, to maintain this listing, our common stock must continue to trade above $1.00 per share. In July 2001, our stock had failed to meet this criterion for over 30 consecutive trading days. Therefore, in accordance with Marketplace Rule 4310(c)(8)(B), we were notified by Nasdaq that we had 90 calendar days or until October 2001 to regain compliance with this Rule by reestablishing a trading price of $1.00 per share or greater for ten consecutive trading days. To regain compliance, we sought and received approval from our stockholders to effectuate a 1-for-20 reverse split of our common stock that became effective in September 2001, resulting in recompliance by the Nasdaq deadline. However, subsequent to the reverse split, our stock has, at various times, traded close to the $1.00 per share minimum standard, and we cannot assure you that the market price will continue to meet Nasdaq minimum standards.

     In addition to the price requirement, in the absence of sustained profitability, we must also meet at least one of the two following additional standards to maintain our Nasdaq listing: (1) maintenance of tangible net worth at $2 million or greater or stockholders' equity at $2.5 million or greater, or
(2) maintenance of a market capitalization figure in excess of $35 million as measured by market prices for trades executed on Nasdaq. In July 2001, Nasdaq notified us that we were deficient with respect to both these additional standards based on our balance sheet as of April 1, 2001. In August 2001, we were advised by Nasdaq that, based on updated information, we had reestablished compliance with the $35 million market capitalization standard. However, the subsequent decline in the price of our common stock resulted in another deficiency notice from Nasdaq in August 2001. In December 2001, we were notified by Nasdaq that we had reestablished compliance under the additional compliance requirements. This recompliance was based on improvements in our stockholders' equity resulting from the net gain of approximately $1.9 million realized from the discontinuance of operations of our Silicon Film subsidiary in September 2001. We cannot assure you that we will be able to maintain compliance with Nasdaq's listing maintenance requirements in the future. If we fail to meet these or other listing requirements, our common stock could be delisted, which would eliminate the primary market for your shares of common stock. As a result, you may not be able to sell your shares at an acceptable price, if at all.

     If we are delisted from the Nasdaq SmallCap Market, your ability to sell your shares of our stock would also be limited by the penny stock restrictions, which could further limit the marketability of your shares. If our common stock is delisted, it would come within the definition of "penny stock" as defined in the Securities Exchange Act of 1934, as amended, and would be covered by Rule 15g-9 of that Act. That Rule imposes additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors. For transactions covered by Rule 15g-9, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, Rule 15g-9, if it were to become applicable, would affect the ability or willingness of broker-dealers to sell our securities and accordingly would affect the ability of stockholders to sell their securities in the public market. These additional procedures could also limit our ability to raise additional capital in the future.

     If we are not able to commercialize our technology, we may not be able to increase our revenues or achieve or sustain profitability. Since commencing operations, we have developed technology, principally under government research contracts, for various defense-based applications. Contract research and development accounted for approximately 50% of our revenues for the year ended September 30, 2001, and represented approximately 65% of our revenues for the 39 weeks ended June 30, 2002. However, since our margins on government contracts are generally limited, and our revenues from such contracts are tied to government budget cycles and influenced by numerous political and economic factors beyond our control, and are subject to our ability to win additional contracts, our long-term prospects of realizing significant returns from our technology will likely also require penetration of commercial markets. In prior years we made significant investments to commercialize our technologies without significant success. These efforts included the purchase and later shut down of the IBM cubing line, the formation of the Novalog, MSI, RedHawk and iNetWorks subsidiaries and the development of various stacked-memory products intended for military, aerospace and commercial markets. While these changes have developed new revenue sources, they have not yet resulted in consolidated profitability to date, and a majority of our consolidated revenues for the year ended September 30, 2001 and for the 39 weeks ended June 30, 2002 were still generated from contract research and development. Only our Novalog subsidiary has experienced periods of profitability, and that subsidiary is not currently profitable due to the decline in the sales of palm-top computers, the largest user of Novalog's products. We cannot assure you that any of our present and contemplated future products will achieve broad market acceptance in commercial marketplaces, and if they do not, our business, results of operations and financial condition will be materially and adversely affected.

     Significant sales of our common stock in the public market will cause our stock price to fall. As of June 30, 2002, we had approximately 6.9 million shares of common stock outstanding, of which approximately 4.8 million shares were freely tradeable, other than restrictions imposed upon our affiliates. This amount includes the 1,555,707 shares of our common stock for re-sale pursuant to the registration statement of which this prospectus is a part. An additional 1.0 million shares are subject to contractual restrictions on trading, but become freely tradable between October 2002 and November

2002 when the contractual restrictions expire. The average daily trading volume of our shares in July 2002 was only approximately 15,800 shares. The freely tradeable shares, along with the contractually restricted shares, are significantly greater in number than the daily average trading volume of our shares. If the selling stockholders, or the holders of the freely tradable shares, were to sell a significant amount of our common stock in the public market, the market price of our common stock would likely be significantly adversely affected.

     Our equity and voting interests in our subsidiaries may become significantly diluted. The financing of our Novalog and RedHawk subsidiaries to date have involved significant private sales of common stock of those subsidiaries representing approximately 32% of the outstanding capital stock of Novalog and approximately 30% of the outstanding capital stock of RedHawk, generating net proceeds of approximately $4.1 million for Novalog and approximately $581,000 for RedHawk. While we repurchased approximately 28% of the common stock of Novalog from minority investors during fiscal years 1998 and 1999, we do not currently have sufficient discretionary capital to repurchase additional shares of Novalog or any other subsidiary. As a result of our decision to significantly reduce our expenditures related to our subsidiaries, our subsidiaries are independently seeking to sell additional equity interests to finance at least some portion of their business plans. Such additional financings may not be available on acceptable terms, it at all. Our ability to enjoy the benefits of any potential increase in value on the part of our subsidiaries can be greatly reduced by third-party financings. Additional financings by our subsidiaries will result in a reduction in our equity interests in the subsidiaries and reduced control of our subsidiaries. Significant third-party investment in our subsidiaries will likely result in third-party investors receiving subsidiary board representation and/or protective covenants that could further reduce our voting control over the subsidiaries.

     In certain circumstances, it is possible that we or our subsidiaries could experience very substantial transaction costs or break-up fees in connection with efforts to obtain financing. For example, we entered into a non-binding letter of intent related to the possible financing of our iNetWorks subsidiary in 2001 that obligated us to pay $1.0 million to the investor if we had rejected the financing. Although we ultimately were not required to pay this break-up fee, it is not uncommon for prospective investment agreements to contain these contractual provisions.

     Third-party financings of subsidiaries will also inherently complicate our fiduciary and contractual obligations and could leave us more vulnerable to potential future litigation. The outcome of litigation is inherently unpredictable, and even the costs of prosecution could have a materially adverse effect on our results of operations.

     Our government-funded research and development business depends on a limited number of customers and if any of these customers terminate or reduce their contracts with us, or if we cannot obtain additional government contracts in the future, our revenues will decline and our results of operations will be adversely affected. In the fiscal year ended September 30, 2001, all of our revenues from government agencies were derived from three governmental agencies, the U.S. Navy, the U.S. Air Force and the U.S. Army. The Army and the Air Force each accounted for approximately 5% of our consolidated revenues, but the U.S. Navy accounted for approximately 32% of our consolidated revenues. In addition, approximately 9% of our consolidated revenues were derived from a limited number of prime government contractors. Although we ultimately plan to shift our focus to include the commercialization of our technology, we expect to continue to be dependent upon research and development contracts with federal agencies and their contractors for a substantial portion of our revenues for the foreseeable future. This dependency on a few contract sources increases the risks of disruption in this area of our business that could adversely affect our consolidated revenues and results of operations.

     Because we currently depend on government contracts and subcontracts, we face additional risks related to contracting with the federal government, including federal budget issues and fixed price contracts. General political and economic conditions, which cannot be accurately predicted, directly and indirectly affect the quantity and allocation of expenditures by federal agencies. Even the timing of incremental funding commitments to existing, but partially funded, contracts can be affected by these factors. Therefore, cutbacks or re-allocations in the federal budget could have a material adverse impact on our results of operations as long as research and development contracts remain an important element of our business. Obtaining government contracts may also involve long purchase and payment cycles, competitive bidding, qualification requirements, delays or changes in funding, budgetary constraints, political agendas, extensive specification development and price negotiations and milestone requirements. Each government agency also maintains its own rules and regulations with which we must comply and which can vary significantly among agencies. Governmental agencies also often retain some portion of fees payable upon completion of a project and collection of these fees may be delayed for several months or even years, in some instances. In addition, an increasing number of our government contracts are fixed price contracts which may prevent us from recovering costs incurred in excess of its budgeted costs. Fixed price contracts require us to estimate the total project cost based on preliminary projections of the project's requirements. The financial viability of any given project depends in large part on our ability to estimate such costs accurately and complete the project on a timely basis. In the event our actual costs exceed the fixed contractual cost, we will not be able to recover the excess costs. Some of our government contracts are also subject to termination or renegotiation at the convenience of the government, which could result in a large decline in revenue in any given quarter. The timing of payments from government contracts is also subject to significant fluctuation and potential delay, depending on the government agency involved. Any such delay could result in a temporary shortage of working capital. Because over 50% of our consolidated revenues in the year ended September 30, 2001 were derived directly of indirectly from government contractors, these risks can significantly affect our business, results of operations and financial condition.

     We also depend on a limited number of non-government customers. The loss of any such customer could seriously impact our consolidated revenues and harm our business. Our existing product sales have largely been derived from our Novalog subsidiary, which is heavily dependent upon sales to a limited number of original equipment manufacturers, two of which accounted for approximately 12% and 10% of our consolidated revenues. Both of these OEMs are suppliers to Palm Computing. A majority of Novalog's product sales in fiscal 2000 and fiscal 2001 were derived from sales for use in Palm's products. As such, the decline in Palm's business during fiscal 2001 was a primary cause of the 29% decline in Novalog's sales for that period and the approximately 60% decline in Novalog's sales for the first 39 weeks of fiscal 2002 as compared to the comparable period in fiscal 2001. The planned business models of our MicroSensors and iNetWorks subsidiaries have similar expected dependencies on a limited number of OEM customers. Disruption of any of these relationships could materially and adversely affect our consolidated revenues and results of operations.

     If we are not able to obtain market acceptance of our new products, our revenues and results of operations will be adversely affected. We focus on markets that are emerging in nature and potentially subject to rapid growth. Market reaction to new products in these circumstances can be difficult to predict. Many of our planned products incorporate our chip stacking technologies that have not yet achieved broad market acceptance. We cannot assure you that our present or future products will achieve market acceptance on a sustained basis. In addition, due to our historical focus on research and development, we have a limited history of competing in the intensely competitive commercial electronics industry. As such, we cannot assure you that we will successfully develop, manufacture and market additional commercial product lines or that such product lines will be accepted in the commercial marketplace. If we are not successful, our ability to generate revenues and our business, financial condition and results of operations will be adversely affected.

     If we are not able to adequately protect or enforce our patent or other intellectual property rights, our ability to compete in our target markets could be materially and adversely affected. We believe that our success, and that of our subsidiaries, will depend, in part, on the strength of our existing patent protection and the additional patent protection that we and our subsidiaries may acquire in the future. As of June 30, 2002, Irvine Sensors owned 43 U.S. patents in force and nine foreign patents and has other patent applications pending before the U.S. Patent and Trademark Office as well as various foreign jurisdictions. It is possible that any existing patents or future patents, if any, could be challenged, invalidated or circumvented, and any right granted under these patents may not provide us with meaningful protection from competition. Despite our precautions, it may be possible for a third party to copy or otherwise obtain and use our products, services or technology without authorization, to develop similar technology independently or to design around our patents. In addition we treat technical data as confidential and generally rely on internal nondisclosure safeguards, including confidentiality agreements with employees, and on laws protecting trade secrets, to protect proprietary information. We cannot assure you that these measures will adequately protect the confidentiality of our proprietary information or that others will not independently develop products or technology that are equivalent or superior to ours.

     In addition, other companies may hold or obtain patents or inventions or may otherwise claim proprietary rights to technology useful or necessary to our business. We cannot predict the extent to which we may be required to seek licenses under such proprietary rights of third parties and the cost or availability of these licenses. While it may be necessary or desirable in the future to obtain licenses relating to one or more proposed products or relating to current or future technologies, we cannot assure you that we will be able to do so on commercially reasonable terms, if at all. If we are not able to obtain crucial technologies, our ability to compete would be harmed and our business, financial condition and results of operations would be materially and adversely affected.

     Enforcing and protecting our patents and other proprietary information can be costly. If we are not able to adequately protect or enforce our proprietary information or if we become subject to infringement claims by others, our business, results of operations, and financial condition may be materially adversely affected. We may need to engage in future litigation to enforce our intellectual property rights or the rights of our customers, to protect our trade secrets or to determine the validity and scope of proprietary rights of others, including our customers. We also may need to engage in litigation in the future to enforce our patent rights. In addition, we may receive in the future communications from third parties asserting that our products infringe the proprietary rights of third parties. We cannot assure you that any such claims would not result in protracted and costly litigation. This litigation could result in substantial costs and diversion of our resources and could materially and adversely affect our business, financial condition and results of operations. Furthermore, there is also no assurance that we will have the financial resources to provide vigorous defense or enforcement of our patents or other proprietary information.

     Our proprietary information and other intellectual property rights are subject to government use which, in some instances, limits our ability to capitalize on them. Whatever degree of protection, if any, is afforded to us through our patents, proprietary information and other intellectual property, will not extend to government markets that utilize certain segments of our technology. The government has the right to royalty-free use of technologies that we have developed under government contracts, including portions of our stacked circuitry technology. While we are generally free to commercially exploit these government-funded technologies and we may assert our intellectual property rights to seek to block other non-government users of the same, we cannot assure you that we will be successful in our attempts to do so.

     We are subject to significant competition which could prevent us from increasing or sustaining our revenue. We face strong competition from a wide variety of competitors, including large, multinational semiconductor design firms and aerospace firms. Most of our competitors have considerably greater financial, marketing and technological resources than we or our subsidiaries do, which may make it difficult to win new contracts or to attract strategic partners. This competition has resulted and may continue to result in declining average selling prices for our products. We cannot assure you that we will be able to compete successfully with these other companies. Certain of our competitors operate their own fabrication facilities and have longer operating histories and presence in key markets, greater name recognition, larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than us. As a result, these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the promotion and sale of their products. Increased competition has in the past resulted in price reductions, reduced gross margins and loss of market share, and this trend may continue in the future. We cannot assure you that we will be able to continue to compete successfully or that competitive pressures will not materially and adversely affect our business, financial condition and results of operations.

     If we are unable to maintain our relationships with contract manufacturers, we may not be able to fulfill our backlog in any given quarter and our revenues could be materially adversely affected. We extensively rely on contract manufacturers and do not have any long-term supply agreements with contract manufacturers or other suppliers. Because we rely on contract manufacturers with limited capacity, we face several significant risks, including a lack of ensured supply, potential product shortages and higher prices and limited control over delivery schedules, quality assurance and control, manufacturing yields and production costs. We cannot assure you that we will be able to cover changing manufacturing needs in the future. Failure to do so will have a material adverse impact on our operations.

     If we cannot adapt to unforeseen technological advances, we may not be able to successfully compete with our competitors. We operate in industries characterized by continuing technological development. Accordingly, we will be required to devote substantial resources to improve already technologically complex products. Many companies in these industries devote considerably greater resources to research and development than we do. Developments by any of these companies could have a materially adverse effect on us if we are not able to keep up with the same developments. Our future success will depend on our ability to successfully adapt to any new technological advances in a timely manner, or at all.

     We do not have any long-term employment agreements with any of our key personnel. If we are not able to retain our key personnel, we may not be able to implement our business plan and our results of operations could be materially and adversely affected. We depend to a large extent on the abilities and continued participation of our executive officers and other key employees, particularly John Carson, our president and John Stuart, our chief financial officer. The loss of any key employee could have a material adverse effect on our business. While we have adopted employee stock option plans designed to attract and retain key employees, our stock price has declined in recent periods, and we cannot guarantee that options granted under our plans will be effective in retaining key employees. We do not presently maintain "key man" insurance on any key employees. We believe that, as our activities increase and change in character, additional, experienced personnel will be required to implement our business plan. Competition for such personnel is intense and we cannot assure you that they will be available when required, or that we will have the ability to attract and retain them.

     Our stock price has been subject to significant volatility; you may not be able to sell your shares of common stock at or above the price you paid for them. The trading price of our common stock has been subject to wide fluctuations in the past. Since January 2000, the common stock has traded at prices as low as $0.77 per share and as high as $375.00 per share, after giving effect to the 1-for-20 reverse stock split in September 2001. We may not be able to increase or sustain the current market price of our common stock in the future. As such, you may not be able to resell your shares of common stock at or above the price you paid for them. The market price of the common stock could continue to fluctuate in the future in response to various factors, including, but not limited to:

     .    quarterly variations in operating results;

     .    our ability to control costs and improve cash flow;

     . announcements of technological innovations or new products by us or our competitors;

     .    changes in investor perceptions;

     .    new products or product enhancements by us or our competitors; and

     . changes in earnings estimates or investment recommendations by securities analysts.

The stock market in general has continued to experience volatility, which has particularly affected the market price of equity securities of many high technology companies. This volatility has often been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock. In the past, companies that have experienced volatility in the market price of their securities have been the subject of securities class action litigation. We are currently subject to class action lawsuits that could result in substantial losses and divert management's attention and resources from other matters.

     Our international operations are subject to many inherent risks, any of which may adversely affect our business, financial condition and results of operations. Approximately 10% of our consolidated total revenues in the year ended September 30, 2001 and approximately 5% for the 39 weeks ended June 30, 2002 was derived from sales outside the United States. In the future, we intend to continue to expand our international business activities. International operations are subject to many inherent risks that may adversely effect our business, financial condition and operating results, including:

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

     . difficulties in managing foreign operations and collecting receivables from foreign entities; and

     .    potentially adverse tax consequences.

     We may be subject to additional risks. The risks and uncertainties described above are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also adversely affect our business operations.

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings

     From February 14, 2002 to March 15, 2002, five purported class action complaints were filed in the United States District Court for the Central District of California against the Company, certain of its current and former officers and directors, and an officer and director of its former subsidiary Silicon Film Technologies, Inc. By stipulated order dated May 10, 2002, the court consolidated these actions. Pursuant to the order, plaintiffs served an amended complaint on July 5, 2002. The amended complaint alleges that defendants made false and misleading statements about the prospects of Silicon Film during the period January 6, 2000 to September 15, 2001, inclusive. The amended complaint asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission Rule 10b-5, and seeks damages of an unspecified amount. Defendants' time to answer or otherwise respond to the amended complaint is September 3, 2002.

     There has been no discovery to date and no trial has yet been scheduled. The Company believes that it has meritorious defenses to these actions and intends to defend them vigorously. Failure by the Company to obtain a favorable resolution of the claims set forth in the actions could have a material adverse effect on the Company's business, results of operations and financial condition. Currently, the amount of such material adverse effect cannot reasonably be estimated.

     On October 11, 2001, a complaint was filed in the California Superior Court in and for the County of Orange alleging that the Company had breached a guaranty of its former subsidiary Silicon Film's office lease in Irvine, California. The complaint seeks back rent in the amount of approximately $205,700 and future rent in an unspecified amount. On May 14, 2002, the plaintiff moved for summary judgment in the amount of approximately $842,700. The Court issued a tentative ruling denying summary judgment at a hearing on July 19, 2002, indicating that triable issues of material fact existing regarding plaintiff's calculation of damages and efforts to mitigate its damage. Significant discovery remains outstanding and depositions remain to be scheduled. Plaintiff's counsel has recently represented that plaintiff is in the final stages of negotiations with a prospective tenant for the premises formerly occupied by Silicon Film. In the event that the premises were re-let, plaintiff's counsel has indicated that the Company's potential liability under the guarantee would be reduced to a range between $550,000 to $600,000. Management believes that the Company has defenses against this potential liability and has accrued for management's estimate of the minimum liability as of June 30, 2002. The Company is defending the matter vigorously and is pursuing defenses to both liability and the amount of alleged damages. Failure by the Company to obtain a favorable resolution of the claims set forth in the complaint could have a material adverse effect on the Company's business, results of operations and financial condition.

Item 2.  Changes in Securities and Use of Proceeds

     (c) In March 2002 and April 2002, the Company issued $200,000 aggregate principal amount of non-interest bearing promissory notes to three private accredited investors, including Wolfgang Seidel, one of the Company's outside directors. The notes mature 75 days from issuance. In connection with this loan, the Company also issued to these investors warrants to purchase up to 100,000 shares of the Company's common stock at a price per share of $1.20. The warrants become exercisable nine months after issuance and expire 18 months after issuance. Mr. Seidel received warrants to purchase 25,000 shares in this transaction. In May 2002, the due date of two of the promissory notes, with an aggregate principal value of $150,000, was extended to July 2002 in consideration for the issuance of additional warrants to purchase 40,000 shares of the Company's common stock at an exercise price of $2.40 per share. Mr. Seidel did not receive any of these additional warrants. The Company believes the issuance of the warrants was exempt from registration under the 1933 Securities Act (the "Act") pursuant to the private placement exemption available under Section 4(2) of the Act.

     In April 2002, the Company issued 700,000 shares of common stock and warrants to purchase an additional 210,000 shares of its common stock to two accredited investors in a private placement. The warrants are exercisable for three years from their issuance at an exercise price of $2.32 per share. The Company believes the issuance of the shares and warrants was exempt from registration under Act pursuant to the private placement exemption available under Section 4(2) of the Act.

Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits.

          10.1 Contract No. DAAD17-01-D-0006, dated May 21, 2002, by and between the Company and the Army Research Laboratory, as amended.

          10.2 Contract No. DASG60-02-C-0029, dated May 7, 2002, by and between the Company and the U.S. Army Space and Missile Defense, as amended.

          99.1 Periodic Report Certification of the Chief Executive Officer and Chief Financial Officer.

      (b) Reports on Form 8-K.

     Form 8-K filed on May 3, 2002, including a message from Robert G. Richards, the Company's Chief Executive Officer.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2002         Irvine Sensors Corporation
                              (Registrant)

                              By:  /s/ John J. Stuart, Jr.

                              John J.  Stuart, Jr.
                              Chief Financial Officer
                              (Principal Financial and Chief Accounting Officer)