Form 10-K/A
period 2001-09-30
IRVINE SENSORS CORP/DE/
filed 2002-10-09
CIK 357108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-8402
IRVINE SENSORS CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	33-0280334 (I.R.S. Employer Identification No.)

3001 Redhill Avenue,
Costa Mesa, California 92626
Address of Principal Executive Offices)  (Zip Code)

Registrant’s Telephone Number, Including Area Code:
(714) 549-8211

Securities registered pursuant to Section 12(b) of the Act:

Title of each class: common stock	Name of each exchange on which registered:
Boston Stock Exchange Incorporated

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        To the extent known by the registrant, the aggregate market value of the common stock held beneficially by non-affiliates of the registrant was approximately $7.5 million based on the closing sales price on September 30, 2002 as reported by the Nasdaq SmallCap Market. As the preferred stock is not publicly traded it has not been included in the computation.

As of September 30, 2002, there were 7,033,686 shares of common stock outstanding

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

Irvine Sensors Corporation is hereby amending its Form 10-K for the year ended September 30, 2001 in response to the SEC’s comments to conform to various “Plain English” and presentation updates of a more recent Registration Statement on Form S-3. No financial changes have been made to the previously reported Consolidated Balance Sheet and Consolidated Results of Operations for the periods presented. Except as expressly stated in this filing, all information contained herein is as of the date of the original filing of this report.

IRVINE SENSORS CORPORATION

ANNUAL REPORT ON FORM 10-K/A
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this report, the terms “Irvine Sensors,” “ISC,” “Company,” “we,” “us,” and “our” refer to Irvine Sensors Corporation and its subsidiaries.

This report contains forward-looking statements regarding Irvine Sensors which include, but are not limited to, statements concerning projected revenues, expenses, gross profit and income, market acceptance of the Company’s products, the competitive nature of the Company’s business and its markets, the success and timing of new product introductions and commercialization of the Company’s technologies, the need for additional capital, and the success of pending litigation. These forward-looking statements are based on the Company’s current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “estimates,” “should,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Such factors include, but are not limited to the following:

•	the ability of the Company to introduce new products, gain broad market acceptance for such products and ramp up manufacturing in a timely manner;
•	the ability of the Company to secure additional research and development contracts;
•	the ability to obtain expected procurements resulting from existing contracts;
•	the pace at which new markets develop;
•	the response of competitors, many of whom are bigger and better financed than the Company;
•	the Company’s ability to successfully execute its business plan and control costs and expenses;
•	the availability of additional financing;
•	the Company’s ability to establish strategic partnerships to develop the business of its subsidiaries;
•	the depressed market capitalization of the Company;
•	general economic and political instability; and
•	those additional factors which are listed under the section “Risk Factors” at the end of Item 1 of this report.

The Company does not undertake any obligation to revise or update publicly any forward-looking statements for any reason.

PART I

Item 1.    Business

GENERAL

The Company is involved in various business activities related to miniaturized electronics and the applications thereof. The Company is organized into the following primary business groups:

Irvine Sensors Corporation

Irvine Sensors Corporation, or ISC, develops proprietary technologies to produce extremely compact packages of solid state microcircuitry, which ISC believes offer volume, power, weight and operational advantages versus less miniaturized alternatives. These advantages result from ISC’s ability to assemble microelectronic chips in a three-dimensional “stack” instead of alongside each other on a flat surface, as is the case with more conventional methods. These stacking technologies have also led to ISC’s development of collateral technologies for the design of low power and low noise chips, thinning of chips and various specialized applications of chips and stacked chip assemblies in a variety of fields, including wireless infrared transmission, miniaturized sensors, image processing, digital photography and internet data transmission and switching.

ISC’s core chip-stacking technology was originally conceived and developed as a means of addressing the demands of space-based surveillance. However, the degree of miniaturization potentially realizable from ISC’s technologies has attracted research and development sponsorship from various government funding agencies for a wide variety of potential military and space applications, including but not limited to stacked memories, embedded systems, miniaturized cameras and other communications and electro-optical systems. For much of its operating history, ISC derived most of its revenues from such funded research and development, conducted by its Advanced Technology Division, “ATD.” The Company also has an operating division, MicroElectronics Product Division, MPD, which was organized to build and sell specialized stacked chip products. MPD has not been a material contributor to the Company’s historical consolidated revenues. In recent years, ISC has sought to commercialize some of its technologies by creating independently managed subsidiaries that can pursue their own financing strategies separately from the parent. For the last three years, ISC has received a significant share of its consolidated revenues from one such subsidiary, Novalog, Inc. Other than Novalog, none of ISC’s other commercial subsidiaries have contributed material revenues or earnings to the Company’s consolidated results, and the Company has significantly reduced its investments in subsidiaries since mid-fiscal 2001. ATD and MPD incurred approximately $2.46 million and $177,000 of research and development expense, respectively, in fiscal 2001.

ISC formed Novalog in October 1995 to commercially exploit its low power chip technology as applied to wireless infrared data transmission. In April 1997, ISC formed a subsidiary, MicroSensors, Inc., MSI, to commercially exploit its technologies for low noise readout electronics and miniaturized inertial sensors. In June 1998, ISC formed a subsidiary, Silicon Film Technologies, Inc., to commercially exploit some of its digital photography technologies. Silicon Film suspended operations in September 2001. In March 2000, ISC formed a subsidiary, RedHawk Vision Systems, Inc., to commercially exploit its technologies for digitally extracting video data. In October 2000, ISC formed a subsidiary, iNetWorks Corporation, to commercially exploit its chip-stacking technologies to develop proprietary switches and routers for Internet and telecommunications networks.

ISC was incorporated in California in December 1974 and was reincorporated in Delaware in January 1988. Its principal executive offices are located at 3001 Redhill Avenue, Building 4, Costa Mesa, California 92626, and its telephone number is (714) 549-8211.

Novalog, Inc.

Novalog is a consolidated subsidiary of ISC that designs, develops and sells proprietary integrated circuits and related products for use in wireless infrared communication. Novalog’s initial products, trademarked SIRComm™, SIR2™, MiniSIR™ and MiniSIR2™, enable infrared, line-of-sight data transfer between computers, electronic organizers, printers, modems and other electronic devices that have compatible ports. Novalog is an active participant in the Infrared Data Association, or IrDA, which establishes the hardware and software protocols for such products. We believe Novalog’s products have advantages in terms of power consumption, dynamic range, size and economics as compared to the products of its competitors. Novalog has shipped its products in millions of units to manufacturers servicing the IrDA marketplace and, although there can be no assurance, management anticipates growing demand for such products over the long term. However, Novalog’s revenues declined from approximately $6.3 million in fiscal 2000 to approximately $4.5 million in fiscal 2001, largely as a result of a decline in the business of, Palm Computing. In fiscal 2001 and 2000, Novalog accounted for approximately 42% and 59% of the Company’s consolidated revenues, respectively. At September 30, 2001, Novalog had seven employees and occupied approximately 2,660 square feet in ISC’s office complex in Costa Mesa, California. It incurred approximately $379,000 of research and development expenses in fiscal 2001. At September 30, 2001, the Chief Executive Officer of Novalog was Ernest J. Abeytia.

MicroSensors, Inc.

MSI is a consolidated subsidiary of ISC that was formed to develop and sell proprietary micromachined sensors and related electronics. Micromachining involves the use of semiconductor manufacturing processes to build electromechanical devices with feature sizes measured in microns or fractions thereof. As prices have declined for micromachined devices, such solid-state units have migrated from initial aerospace and military applications to automotive, industrial process-control and medical applications. MSI is developing a proprietary micromachined inertial sensor, the Silicon MicroRing Gyro™. MSI has demonstrated prototypes of this device and is currently conducting funded testing of its prototypes for potential strategic partners. MSI has also developed a proprietary 3-axis silicon accelerometer that is being evaluated by potential strategic partners. In addition to inertial sensors, MSI intends to offer Application Specific Integrated Circuits, or ASIC, designed to read out micromachined sensors and other electronic systems. MSI has shipped engineering samples, qualification lots and small production volumes of a proprietary Universal Capacitive Readout™, or UCR, ASIC product to customers. The Company believes that there are many uncertainties surrounding the development of MSI’s business, including the risk that large companies may be reluctant to purchase critical parts of the nature that MSI is developing from a small company. This may be true even if MSI succeeds in surmounting all of the developmental challenges it currently faces. MSI accounted for less than 1% of the Company’s consolidated revenues in fiscal 2001. At September 30, 2001, MSI had five employees and occupied approximately 3,500 square feet in ISC’s facility complex in Costa Mesa, California. It incurred approximately $1.66 million of research and development expenses in fiscal 2001. At September 30, 2001, the Chief Executive Officer of MSI was Bernhard Baumgartner.

RedHawk Vision, Inc.

RedHawk Vision, Inc. is a consolidated subsidiary of ISC formed to design and sell personal computer software tools that digitally enhance video data and extract improved quality images from any video source including personal camcorders, the Internet and television. RedHawk has realized limited revenues from an initial version of this software intended for professional use. RedHawk is seeking strategic partners to facilitate the further development of its software for broader consumer applications. Pending such arrangements, the success of which can not be assured, RedHawk is maintaining a minimal operating status. RedHawk did not generate any significant revenues in fiscal 2001. At September 30, 2001, RedHawk had one employee and occupied approximately 680 square feet in ISC’s office complex in Costa Mesa, California. It incurred approximately $66,000 of research and development expenses in fiscal 2001. At September 30, 2001, the Chief Executive Officer of RedHawk was James Evert.

iNetWorks Corporation

iNetWorks Corporation is a consolidated subsidiary of ISC organized in October 2000 to develop proprietary switches and routers for Internet and telecommunications networks. iNetWorks is a development stage company and has not yet generated revenues. iNetWorks is seeking strategic partnerships and financing to support its development plans. There can be no assurances that such search will be successful. At September 30, 2001, iNetWorks had three employees and occupied approximately 1,080 square feet in ISC’s office complex in Costa Mesa, California. It incurred approximately $1.21 million of research and development expenses in fiscal 2001. At September 30, 2001, the Chief Executive Officer of iNetWorks was Mel Brashears, who is also the current Chairman of the Board of ISC.

Silicon Film Technologies, Inc.

Silicon Film Technologies, Inc. is a former consolidated subsidiary of ISC organized in June 1998 to develop and sell proprietary electronic film systems and other digital imaging products and services. Silicon Film suspended operations in September 2001 and filed for liquidation through bankruptcy proceedings in October 2001. All financial statements and schedules of ISC have been restated to reflect the discontinuation of Silicon Film’s operations.

Subsidiaries’ Capital Structure

The capital structure and ownership of ISC’s subsidiaries vary depending on the extent to which the subsidiaries have received equity financing from third-party sources rather than ISC. Novalog and RedHawk have received third-party financing consisting of private sales of common stock of those subsidiaries representing approximately 32% and 30%, respectively, of their issued equity interests. These sales of subsidiary minority interests in Novalog and RedHawk resulted in net proceeds to those subsidiaries in the aggregate of approximately $4.1 million and $581,000, respectively. In fiscal years 1998 and 1999, we repurchased approximately 27.5% of the common stock of Novalog from certain of the minority investors through the issuance of 96,100 shares of ISC common stock, as adjusted to reflect the 1-for-20 reverse stock split in September 2001. Those ISC shares were valued at approximately $3.2 million at the time of their issuance. Accordingly, as of September 30, 2001, ISC’s ownership of the issued and outstanding capital stock of Novalog, MSI, RedHawk and iNetWorks was approximately 95%, 98%, 70% and 95%, respectively. Assuming the exercise of all of the outstanding options and warrants and additional options that may be granted under existing option plans, ISC’s ownership of these subsidiaries would be approximately 66%, 57%, 51% and 76%, for Novalog, MSI, RedHawk and iNetWorks, respectively.

Novalog, MSI, RedHawk and iNetWorks all have substantial intercompany debts payable to ISC. At September 30, 2001, the amount of these intracompany obligations were approximately $3.1 million, $10.3 million, $1.4 million and $1.6 million for Novalog, MSI, RedHawk and iNetWorks, respectively. The obligations are not interest-bearing and contain no conversion rights. However, ISC could elect to cancel some of the indebtedness from Novalog to exercise warrants to purchase up to 3 million shares of Novalog’s common stock at the exercise price of $1.00 per share and to cancel some of the indebtedness from MSI to exercise warrants to purchase up to 4 million shares of MSI’s common stock at the exercise price of $1.00 per share. In the event that these subsidiaries are successful in attracting additional third-party equity financing, it is possible that ISC may be required or may elect to convert these obligations into additional equity securities of these subsidiaries.

Products and Technology

The Company has a wide variety of technologies that have been derived from its early entry into the field of chip stacking. The Company has sought to commercially exploit many of these technologies through subsidiaries organized to meet the needs of varying markets.

The Company’s Novalog subsidiary has developed a Serial Infrared Communications chip using elements of the Company’s sensor chip design technology. This device is being used in products in order to allow computers, computer peripherals and hand-held portable electronics devices such as personal organizers, pagers and cellular phones to communicate using infrared transmissions in a manner similar to that used by remote control units for televisions and video cassette recorders. Novalog has been shipping such devices since 1995.

The Company also has chip design technology relating to electronic readouts that it is seeking to exploit through its MSI subsidiary. MSI has introduced a UCR ASIC intended for use by manufacturers of micromachined products. MSI has shipped engineering samples, qualification volumes and small production volumes of the UCR to various customers. MSI has also developed a proprietary inertial sensor, the Silicon MicroRing Gyro, intended to provide an inexpensive means to measure angular motion for a wide variety of potential applications. Prototypes of the Silicon MicroRing Gyro are presently being tested to the specifications of potential strategic partners. In September 1999, a United States patent, assigned to MSI, was granted covering the design of the Silicon MicroRing Gyro. The commercial exploitation, if any, of the Silicon MicroRing Gyro is expected to be paced by product design-in lead times of customers, principally Original Equipment Manufacturers, or OEMs. Similarly, MSI has also developed a proprietary 3-axis silicon accelerometer that is currently being evaluated by potential strategic partners that is also paced by OEM schedule considerations. As a result, the Company does not project material contributions to its consolidated revenue from these products during fiscal 2002. Furthermore, until potential customers and strategic partners more fully evaluate the prototypes of the Silicon MicroRing Gyro and the 3-axis accelerometer, the Company is not in a position to project when, or if, material revenues will be realized from these products thereafter.

In March 2000, the Company formed its RedHawk subsidiary to exploit its proprietary software technology for extracting quality still photographs from any video source. In September 2000, RedHawk introduced an initial version of its software primarily intended for use by professionals in the video and photographic industries. RedHawk is seeking strategic partners and financing to develop more widely accessible versions of this product. Pending such strategic relationships, an outcome that cannot be guaranteed, RedHawk’s operations and revenues are minimal.

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

In addition to the products developed through its subsidiaries, the Company has developed a family of standard products consisting of stacked chips, both packaged and unpackaged, and believes that its chip stacking technologies can offer demonstrable benefits to designers of systems that incorporate numerous integrated circuits, both memory and otherwise, by improving speed and reducing size, weight and power usage. In addition, since ISC’s technology reduces the number of interconnections between chips, potential system failure points can also decrease. However, the Company’s revenues from these products represented less than 3% of its consolidated revenues for the first three quarters of fiscal year 2001, increasing to approximately 16% for the fourth quarter of fiscal 2001, and accordingly, we do not have sufficient history to assure you that such products will ever achieve broad market acceptance.

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

Since fiscal 1995, the Company has been shipping quantities of its stacked unpackaged chip products, largely stacked memory, to customers for both government and commercial purposes. However, the Company may to able to market such products for widespread applications. The Company intends to continue to market infrared sensing devices for surveillance, acquisition, tracking and interception applications for a variety of Department of Defense and NASA missions.

Customers’ demand for enhanced performance of electronic systems has produced a wide variety of competitors and competitive systems offering higher density microelectronics ranging from various three-dimensional designs to highly dense two-dimensional designs. Although some competitors are generally believed to be better financed, more experienced and organizationally stronger, the Company is not aware of any system in existence or under development that can stack chips more densely than its three-dimensional approach. See “Competition.”

Potential Product Application

Miniaturized Cameras.    Several of the Company’s research and development contracts have involved the miniaturization of imaging devices. This work has led to the development of potential products, particularly as related to low-power, rugged infrared cameras. A combination of the Company’s miniaturization activities with the advanced electronic packaging available using its chip stacking has led to the development of an “instant-on” infrared camera that overcomes power limitations of competitive approaches.

Embedded Systems.    In fiscal 1998, the Company commenced exploration of a technology to stack chips of different functionality and dimensions within the same chip stack, in effect creating a complete, miniaturized electronic system that can be embedded in a higher-level product. The Company refers to this new technology as “NeoStack.” In fiscal 1999, a U.S. patent was granted on the Company’s NeoStack technology. The Company initially demonstrated its NeoStack technology to support a government program to develop a wearable computer. The Company is presently developing potential commercial applications of this technology under government contract. The Company’s NeoStack technology is also central to the development of Internet and telecommunications routers being undertaken by its iNetWorks subsidiary. The Company believes, but cannot assure, that its NeoStack approach will offer advantages in terms of compactness and power consumption to developers of a wide variety of embedded computer and control systems. However, the Company has not yet developed this technology to the point at which it can make forecasts of potential revenue, if any, resulting from its licensing or application by OEMs.

Neural Networks.    The Company has received a number of material contracts from government agencies regarding the development or artificial neural networks. Neural networks contain large numbers of sensing nodes which continuously interact with each other, similar to the way that the neurons of a human brain interact to process sensory stimuli. Neural networks are the subject of scientific inquiry because pattern recognition and learning tasks, which humans perform well, and computers perform poorly, appear to be dependent on such processing. Neither conventional computers nor advanced parallel processors have the interconnectivity needed to emulate neural network processing techniques. The Company is presently pursuing additional contracts under which it would deliver demonstration products to various branches of the Department Of Defense incorporating such technology. The Company believes its chip stacking technology offers a way to achieve the very high levels of interconnectivity necessary to construct an efficient artificial neural network. While the full embodiment of its neural network technology is not expected to yield near-term products for the Company, the Company intends to continue to pursue research and development in this area in order to broaden the potential application of the technology.

Manufacturing

The Company’s hardware subsidiaries use contract manufacturers to fabricate and assemble their products. Novalog and MSI use semiconductor fabrication and related manufacturing sources that are widely available worldwide. RedHawk’s software products are manufacturable by either RedHawk itself or external vendors. iNetWorks does not yet manufacture products and is seeking strategic partners to provide manufacturing support in the future.

The Company’s ultra-high-density stacking technology involves a standard manufacturing process which fabricates cubes comprising approximately 50 die layers along with ceramic cap and base substrates laminated with an extremely thin adhesive layer and interconnected with a thin-film bus metalization to bring the chip input/output signals out to the top surface of the stacks. The cubes are then segmented or split into subsections as required for the particular product configuration being built. Finally, the cubes, mini-cubes or short stacks are burned in, tested, graded, kitted for packaging, out-sourced for packaging and screening, and returned for final test. The Company’s facility is designed for low volume and prototype production of such parts.

In the last several years, the Company has introduced more cost competitive products manufactured with current state-of-the-art manufacturing technologies. The Company uses outside third party qualified source vendors for the manufacturing of these products.

The primary components of the Company’s non-memory products are integrated circuits and infrared detectors. The integrated circuits are designed by the Company or its subsidiaries for manufacture by others from silicon wafers and other materials readily available from multiple sources. Due to the ready availability of these materials, the Company does not have any special arrangements with suppliers for their purchase.

Because of the nature of the sophisticated research and development work performed under its development contracts, the Company designs and assembles equipment for testing and prototype development. The Company uses the unique capability of this equipment to seek, qualify for and perform additional contract research and development for its customers.

Backlog

At November 26, 2001, the Company’s consolidated funded backlog was approximately $1.8 million compared to approximately $6.1 million at November 26, 2000. The Company anticipates that all of its current funded backlog will be filled in fiscal 2002. In addition, the Company has unfunded backlog on contracts which typically are funded when the previously funded amounts have been expended. The Company is also continuing to negotiate for additional research contracts and commercial product sales, which, if obtained, could materially increase its backlog. Many of these proposals for additional research contracts are submitted under the Small Business Innovation Research provisions of all government agencies that conduct funded research and development. In the past, the Company has submitted 50 or more Phase 1 SBIR proposals in any given fiscal year, with between five and ten of those proposals generally leading to initial contract awards valued between $50,000—$100,000 each. Of those Phase 1 contracts, approximately half of them have historically resulted in follow-on Phase 2 awards, usually valued between $500,000 – $1,000,000 each. In fiscal 2001, the Company generated approximately $2.4 million and in fiscal 2000, the Company generated approximately $1.9 million of funded contract revenue from these proposals. Failure to continue to obtain these SBIR awards and other funded research and development contracts in a timely manner, or at all, could materially and adversely affect the Company’s business, financial condition and results of operations.

Customers and Marketing

The Company’s Advanced Technology Division primarily focuses its marketing efforts directly on U.S. military agencies or contractors to those agencies. The Company intends to continue to seek and prepare proposals for additional contracts. The Company also develops potential non-military uses of its technology. The Company believes that there will be more emphasis and funds directed to advanced technology systems and research programs for which the Company believes it is qualified to compete. The Company believes that it may be successful in competing for some potential programs.

The Company’s Novalog subsidiary markets its products directly to OEMs that supply infrared communications devices complying with the standards of the Infrared Data Association, or IrDA. The Company believes that Novalog’s active participation in IrDA facilitates its marketing to those customers.

MSI’s products and its related marketing efforts are directed toward three commercial areas: (i) customers with a need for ASICs; (ii) OEMs that have a need for the cost and performance features that could be provided by MSI’s Silicon MicroRing Gyro, with particular emphasis toward manufacturers of electronic toys and games, industrial monitoring equipment, medical instrumentation and automotive markets; and (iii) the manufacturers of micromachined sensors who may be able to utilize MSI’s UCR general purpose ASIC designed to support a variety of sensors requiring high accuracy capacitive readout and control electronics. Because of the scale of many of these markets, MSI is focused on securing strategic partnerships with significant, existing market presence in these areas to market its products.

RedHawk has focused its initial marketing efforts on high-end users of professional photo-editing software. RedHawk’s initial product has been designed as a plug-in to such software. RedHawk is presently seeking strategic partners to facilitate the development and marketing of stand-alone versions of its software to address broader market opportunities.

iNetWorks ultimate target market is expected to be OEMs and carriers that support the Internet and telecommunications infrastructure. It is presently seeking strategic relationships with such entities to facilitate the development and marketing of its contemplated products.

In fiscal 2001, direct contracts with the U.S. government accounted for 42% of the Company’s consolidated revenues and second-tier government contracts with prime government contractors accounted for 9% of the Company’s consolidated revenues. The remaining

49% of the Company’s consolidated revenues was derived from non-government sources. During fiscal 2001, revenues derived from the U.S. Navy, Manufacturer’s Services Limited and Citizen Electronics for approximately 32%, 12% and 10% of total consolidated revenues, respectively. Loss of any of these customers would have a material adverse impact on the Company’s business, financial condition and results of operations. No other customer accounted for more than 10% of the Company’s consolidated revenues for fiscal 2001.

Contracts with government agencies may be suspended or terminated by the government at any time, subject to certain conditions. Similar termination provisions are typically included in agreements with prime contractors. There is no assurance the Company will not experience suspensions or terminations in the future.

The Company focuses marketing in specific areas of interest in order to best use its relatively limited marketing resources. Each operating unit or subsidiary has a designated individual to direct that unit’s marketing efforts.

Competition

The demand for high performance semiconductors has produced a wide variety of competitors and competitive systems, ranging from various three-dimensional designs to highly dense two-dimensional designs. For most commercial applications, the principal competitive factor for such products is the cost premium over less densely packaged electronics. For some applications in which volume and weight are critical, such as space or avionics, density becomes the principal competitive factor. Many of the Company’s competitors are believed to be better financed, more experienced and organizationally stronger than the Company. Accordingly, the Company may not be able to successfully compete in such markets in the future.

The Company is aware of three large companies that have developed or acquired competing approaches to chip stacking. They are Texas Instruments, Inc., Thompson CSF and Vertical Circuits, Inc., a subsidiary of TRW Inc. In addition, there are several small companies and divisions of large companies that have various technologies for stacking a limited number of chips.

The Company is also aware of many companies that are currently servicing the military market for electro-optical sensors of the type that the Company’s products are also designed to support. The principal competitive factor in this business area is the performance sensitivity and selectivity achievable by alternative sensor approaches and designs. Competitors to the Company include Texas Instruments, Inc., Lockheed Martin Corporation, Raytheon, Litton Industries, Infrared Industries, Inc., EG&G Judson, OptoElectronics-Textron, Inc. and Boeing Corporation. The Company believes that most of its competitors in this area have financial, labor and capital resources greater than those of the Company, and accordingly, the Company may not be able to compete successfully in this market.

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

MSI competes with several larger competitors relating to its Silicon MicroRing Gyro, including Delco Electronics, Motorola, Bosch Corporation, Siemens and Systron-Donner. The principal competitive factor for these applications is believed to be cost. The expected costs for MSI’s MicroGyro and Accelerometer products are anticipated to provide a significant competitive advantage through a lower market price. MSI has no present knowledge of competitors planning to introduce ASICs competitive to its UCR product, but given the widespread availability of integrated circuit design capabilities in the electronics industry, the emergence of competitive products is believed to be likely. To address these competitive challenges, MSI is seeking strategic partners with appropriate market presence and financial resources.

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

The Company’s research and development expenses for the fiscal years ended September 30, 2001, October 1, 2000 and October 3, 1999 were $5,951,700, $4,980,400 and $3,228,800, respectively. These expenditures were in addition to the Company’s cost of revenues associated with its customer- sponsored research and development activities. The spending levels of Company funds on research and development compared to its overall expenses are indicative of the Company’s resolve to maintain its competitive advantage by developing new products and improving upon its existing technology.

The Company has funded its research and development activities primarily through contracts with the federal government and with funds from the Company’s public and private stock offerings.

Patents, Trademarks and Licenses

The Company has a policy of protecting its investment in technology by seeking to obtain, where practical, patents on the inventions made by its employees. As of September 30, 2001, 55 U.S. and foreign patents have been issued and other U.S. and foreign patent applications are pending. Foreign patent applications corresponding to several of the U.S. patents and patent applications are also pending. Nine of these patents, covering early versions of our stacking technology, expire in one and a half to three years. An additional five patents covering early versions of the Company’s stacking technology expire in four to six years. The remainder of the Company’s stacking patents, including those covering the stacking technologies that are the basis of our current product and product development activities, have durations ranging from 9 to 16 years. The Company also has patents on a variety of collateral technologies that we developed to support or facilitate our stacking technologies. Those patents have durations ranging from 2-17 years. The patent covering certain circuit technology embodied in Novalog’s products has a remaining duration of over 12 years. There is no assurance that additional patents will issue in the U.S. or elsewhere. Moreover, the issuance of a patent does not carry any assurance of successful application, commercial success or adequate protection. There is no assurance that the Company’s existing patents or any other patent that may issue in the future would be upheld if the Company seeks enforcement of its patent rights against an infringer or that the Company will have sufficient resources to prosecute its rights, nor is there any assurance that patents will provide meaningful protection from competition. In addition, if others were to assert that the Company is using technology covered by patents held by them, the Company would evaluate the necessity and desirability of seeking a license from the patent holder. There is no assurance that the Company is not infringing on other patents or that the Company could obtain a license if it were so infringing.

The products and improvements that the Company develops under government contracts are generally subject to royalty-free use by the government for government applications. However, the Company has negotiated certain “non- space” exclusions in government contracts and has the right to file for patent protection on commercial products which may result from government-funded research and development activities.

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

Employees

As of December 20, 2001, the Company, including its consolidated subsidiaries, had 90 full-time employees and 8 consultants. Of the full-time employees, 75 were engaged in engineering, production and technical support, 5 in sales and marketing and 10 in finance and administration. None of the Company’s employees is represented by a labor union, and the Company has experienced no work stoppages due to labor problems. The Company considers its employee relations to be good.

Risk Factors

Our future operating results are highly uncertain. Before deciding to invest in Irvine Sensors or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report, our Quarterly Reports on Form 10-Q, as amended, and in our other filings with the Commission, including any subsequent reports filed on Forms 10-K, 10-Q and 8-K. The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business and results of operations. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

We have historically generated substantial losses, which, if continued, could make it difficult to fund our operations or successfully execute our business plan, and could adversely affect our stock price.    We experienced net losses of $14.6 million for the year ended September 30, 2001, $15.0 million for the year ended October 1, 2000 and $9.1 million for the year ended October 3, 1999. We also incurred net losses of approximately $5.4 million for the 39 weeks ended June 30, 2002. In recent years, much of our losses were incurred as a result of our significant investments in our development stage operating subsidiaries. While we have significantly reduced our investment in subsidiaries, we anticipate that we will continue to generate net losses in the future and cannot assure you that we will be able to achieve or sustain profitability on a quarterly or annual basis in the future. In addition, because a large portion of our expenses are fixed, we generally are unable to reduce expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. As a result, we may continue to experience net losses, which will make it difficult to fund our operations and achieve our business plan, and could cause the market price of our common stock to decline.

We will likely need to raise additional capital in the future, and additional funds may not be available on terms that are acceptable to us, or at all.    We have generated significant net losses in recent periods, and experienced negative cash flows from operations in the amount of approximately $10.2 million for the year ended September 30, 2001 and $2.1 million for the 39 weeks ended June 30, 2002. At June 30, 2002, we had consolidated negative working capital of approximately $1.0 million. We cannot guarantee that we will be able to generate sufficient funds from our operations to meet our immediate working capital needs. In addition, our current growth plans require certain equipment, facility and product development expenditures that cannot be funded from cash generated from operations unless and until our current liabilities are substantially retired. Accordingly, we anticipate that we will likely need to raise additional capital to fund our aggregate requirements although the nature, timing and amount of that need is not immediately determinable. We cannot assure you that any additional capital may be available on a timely basis, on acceptable terms, or at all. If we are not able to obtain additional capital, our business, financial condition and results of operations will be materially adversely affected.

Our capital requirements will depend on many factors, including:

•	our ability to control costs;

•	our ability to commercialize our technologies and achieve broad market acceptance for such technologies;

•	our ability to procure additional government research and development contracts;

•	the timing of payments and reimbursements from government and other contracts;

•	research and development funding requirements and required investments in our subsidiaries;

•	increased sales and marketing expenses;

•	technological advancements and competitors’ response to our products;

•	capital improvements to new and existing facilities;

•	our relationships with customers and suppliers; and

•	general economic conditions including the effects of the current economic slowdown and international conflicts.

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

Financing, if available, could result in significant costs to us, even if not consummated.    In certain circumstances, it is possible that we or our subsidiaries could experience very substantial transaction costs or break-up fees in connection with efforts to obtain financing. For example, we entered into a non-binding letter of intent related to the possible financing of our iNetWorks subsidiary in 2001 that obligated us to pay $1.0 million to the investor if we had rejected the financing. Although we ultimately were not required to pay this break-up fee, it is not uncommon for prospective investment agreements to contain these contractual provisions. Financings, in general, also require a significant amount of management’s time and can distract us from executing our business plan. Furthermore, the costs and expenses of such financings, including legal fees, can significantly increase our operating expenses.

Our common stock may be delisted from the Nasdaq SmallCap Market if our stock price declines further or if we cannot maintain Nasdaq’s minimum net worth listing requirements. In such case, the market for your shares may be limited, and it may be difficult for you to sell your shares at an acceptable price, if at all.    Our common stock is currently listed on the Nasdaq SmallCap Market. Among other requirements, to maintain this listing, our common stock must continue to trade above $1.00 per share. In July 2001, our stock had failed to meet this criterion for over 30 consecutive trading days. Therefore, in accordance with Marketplace Rule 4310(c)(8)(B), we were notified by Nasdaq that we had 90 calendar days or until October 2001 to regain compliance with this Rule by reestablishing a sales price of $1.00 per share or greater for ten consecutive trading days. To regain compliance, we sought and received approval from our stockholders to effectuate a 1-for-20 reverse split of our common stock that became effective in September 2001, resulting in recompliance by the Nasdaq deadline. However, subsequent to the reverse split, our stock has, at various times, traded close to the $1.00 per share minimum standard, and we cannot assure you that the sales price will continue to meet Nasdaq minimum standards. At September 30, 2002, the closing sales price of our common stock was $1.25 per share.

In addition to the price requirement, in the absence of sustained profitability, we must also meet at least one of the two following additional standards to maintain our Nasdaq listing: (1) maintenance of tangible net worth at $2 million or greater or stockholders’ equity at $2.5 million or greater, or (2) maintenance of a market capitalization figure in excess of $35 million as measured by market prices for trades executed on Nasdaq. In July 2001, Nasdaq notified us that we were deficient with respect to both these additional standards based on our balance sheet as of April 1, 2001. In August 2001, we were advised by Nasdaq that, based on updated information, we had reestablished compliance with the $35 million market capitalization standard. However, the subsequent decline in the price of our common stock resulted in another deficiency notice from Nasdaq in August 2001. In December 2001, we were notified by Nasdaq that we had reestablished compliance under the additional compliance requirements. This recompliance was based on improvements in our stockholders’ equity resulting from the net gain of approximately $0.9 million realized from the discontinuance of operations of our Silicon Film subsidiary in September 2001. Although we are currently in compliance with Nasdaq’s listing maintenance requirements, we cannot assure you that we will be able to maintain our compliance with these requirements in the future. If we fail to meet these or other listing requirements, our common stock could be delisted, which would eliminate the primary market for your shares of common stock. As a result, you may not be able to sell your shares at an acceptable price, if at all.

If we are delisted from the Nasdaq SmallCap Market, your ability to sell your shares of our stock would also be limited by the penny stock restrictions, which could further limit the marketability of your shares.    If our common stock is delisted, it would come within the definition of “penny stock” as defined in the Securities Exchange Act of 1934, as amended, and would be covered by Rule 15g-9 of that Act. That Rule imposes additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors. For transactions covered by Rule 15g-9, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, Rule 15g-9, if it were to become applicable, would affect the ability or willingness of broker-dealers to sell our securities and accordingly would affect the ability of stockholders to sell their securities in the public market. These additional procedures could also limit our ability to raise additional capital in the future.

We are defendants in a class-action stockholders lawsuit, an unfavorable outcome of which could harm our ability to continue our operations, and the defense of which is also substantially increasing our on-going operating expenses.    We have been sued by certain stockholders who allege that we made false and misleading statements about the prospects of our Silicon Film subsidiary during the period January 6, 2000 to September 15, 2001, inclusive. The complaint asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission Rule 10b-5, and seeks damages of an unspecified amount. We believe that the class action is without merit and have retained counsel to vigorously defend against the lawsuit. This lawsuit has resulted in a substantial increase in our legal costs that has more than offset our recent improvements in our core operating results. In addition, the outcome of any litigation is inherently uncertain, and we may not be able to satisfy an unfavorable outcome in this litigation, which could cause us to discontinue operations.

        If we are not able to commercialize our technology, we may not be able to increase our revenues or achieve or sustain profitability.    Since commencing operations, we have developed technology, principally under government research contracts, for various defense-based applications. Contract research and development accounted for approximately 50% of our revenues for the year ended September 30, 2001 and represented approximately 65% of our revenues for the 39 weeks ended June 30, 2002. However, since our margins on government contracts are generally limited, and our revenues from such contracts are tied to government budget cycles and influenced by numerous political and economic factors beyond our control, and are subject to our ability to win additional contracts, our long-term prospects of realizing significant returns from our technology will likely also require penetration of commercial markets. In prior years we have made significant investments to commercialize our technologies without significant success. These efforts included the purchase and later shut down of the IBM cubing line, the formation of the Novalog, MSI, RedHawk and iNetWorks subsidiaries and the development of various stacked-memory products intended for military, aerospace and commercial markets. While these changes have developed new revenue sources, they have not yet resulted in consolidated profitability to date, and a majority of our consolidated revenues for the year ended September 30, 2001 and for the 39 weeks ended June 30, 2002 were still generated from contract research and development. Only our Novalog subsidiary has experienced periods of profitability, and that subsidiary is not currently profitable due to the decline in the sales of palm-top computers, the largest user of Novalog’s products. We cannot assure you that any of our present and contemplated future products will achieve broad market acceptance in commercial marketplaces, and if they do not, our business, results of operations and financial condition will be materially and adversely affected.

Significant sales of our common stock in the public market will cause our stock price to fall.    As of June 30, 2002, we had approximately 6.9 million shares of common stock outstanding, of which approximately 4.8 million shares were freely tradable, other than restrictions imposed upon our affiliates. An additional 1.0 million shares are subject to contractual restrictions on trading, but become freely tradable between October 2002 and November 2002 when the contractual restrictions expire. The average daily trading volume of our shares in July 2002 was only approximately 15,800 shares. The freely tradable shares, along with the contractually restricted shares, are significantly greater in number than the daily average trading volume of our shares. If the selling stockholders, or the holders of the freely tradable shares, were to sell a significant amount of our common stock in the public market, the market price of our common stock would likely be significantly adversely affected.

From time to time, we may elect to retire obligations of our subsidiaries with cash payments or through the issuance of shares of our common stock, resulting in dilution to our existing stockholders and a decrease in our stock price.    In June 2002, we issued approximately 279,000 shares of our common stock, representing approximately 4% of our shares outstanding, to retire $500,000 of debt incurred by our iNetWorks subsidiary. We elected to enter into this agreement to preserve a strategic working relationship with the iNetWorks debt holder. We have also settled certain disputed obligations of our former Silicon Film subsidiary with cash payments and may elect to settle obligations of other subsidiaries in the future should business considerations warrant such an action. Although we are not required to retire the obligations of our subsidiaries, we may make such business decisions again, which could have a dilutive impact to our existing stockholders or could negatively impact our available capital. Furthermore, when and if the recipients of any such shares elect to sell them in the public market, the market price of our common stock could likely be materially and adversely affected.

Our equity and voting interests in our subsidiaries were significantly diluted in the past as a result of private placements, and further financings could cause us to lose control of our subsidiaries.    We have historically funded the operations of our subsidiaries with equity financings. The financing of our Novalog and RedHawk subsidiaries to date have involved significant private sales of common stock of those subsidiaries representing approximately 32% of the outstanding capital stock of Novalog and approximately 30% of the outstanding capital stock of RedHawk, generating net proceeds to Novalog of approximately $4.1 million and approximately $581,000 for RedHawk. While we repurchased approximately 28% of the common stock of Novalog from minority investors during fiscal years 1998 and 1999, we do not currently have sufficient discretionary capital to repurchase additional shares of Novalog or any other subsidiary. As a result of our decision to significantly reduce our expenditures related to our subsidiaries and increase our emphasis on government contracts, our subsidiaries have substantially reduced their operations. In order to continue their developmental activities, our subsidiaries would have to sell additional equity interests to finance at least some portion of their business plans. Such additional financings may not be available on acceptable terms, it at all. Even if financing becomes available, our ability to enjoy the benefits of any potential increase in value on the part of our subsidiaries can be greatly reduced by third-party investments. Additional financings by our subsidiaries will result in a reduction in our equity interests in the subsidiaries and reduced control of our subsidiaries. Significant third-party investment in our subsidiaries will likely result in third-party investors receiving subsidiary board representation and/or protective covenants that could further reduce our control over the day-to-day operations and strategic direction of our subsidiaries. Third-party financings of subsidiaries will also inherently complicate our fiduciary and contractual obligations and could leave us more vulnerable to costly and uncertain litigation in the future, which could have a material adverse effect on our business, financial condition and results of operations.

Our government-funded research and development business depends on a limited number of customers, and if any of these customers terminate or reduce their contracts with us, or if we cannot obtain additional government contracts in the future, our revenues will decline and our results of operations will be adversely affected.    In the fiscal year ended September 30, 2001, all of our revenues from government agencies were derived from three governmental agencies, the U.S. Navy, the U.S. Air Force and the U.S. Army. The Army and the Air Force each accounted for approximately 5% of our consolidated revenues, but the U.S. Navy accounted for approximately 32% of our consolidated revenues. In addition, approximately 9% of our consolidated revenues were derived from a limited number of prime government contractors. Although we ultimately plan to shift our focus to include the commercialization of our technology, we expect to continue to be dependent upon research and development contracts with federal agencies and their contractors for a substantial portion of our revenues for the foreseeable future. This dependency on a few contract sources increases the risks of disruption in this area of our business that could adversely affect our consolidated revenues and results of operations.

Because we currently depend on government contracts and subcontracts, we face additional risks related to contracting with the federal government, including federal budget issues and fixed price contracts.    General political and economic conditions, which cannot be accurately predicted, directly and indirectly affect the quantity and allocation of expenditures by federal agencies. Even the timing of incremental funding commitments to existing, but partially funded, contracts can be affected by these factors. Therefore, cutbacks or re-allocations in the federal budget could have a material adverse impact on our results of operations as long as research and development contracts remain an important element of our business. Obtaining government contracts may also involve long purchase and payment cycles, competitive bidding, qualification requirements, delays or changes in funding, budgetary constraints, political agendas, extensive specification development and price negotiations and milestone requirements. Each government agency also maintains its own rules and regulations with which we must comply and which can vary significantly among agencies. Governmental agencies also often retain some portion of fees payable upon completion of a project and collection of these fees may be delayed for several months or even years, in some instances. In addition, an increasing number of our government contracts are fixed price contracts which may prevent us from recovering costs incurred in excess of its budgeted costs. Fixed price contracts require us to estimate the total project cost based on preliminary projections of the project’s requirements. The financial viability of any given project depends in large part on our ability to estimate such costs accurately and complete the project on a timely basis. In the 39-week period ended June 30, 2002, we completed fixed-price contracts with an aggregate value of $846,000. We experienced approximately $60,000 in overruns on those contracts, representing approximately 7% of the aggregate funded amount. While those overruns were largely discretionary in nature, we may not be able to achieve or improve upon this performance in the future since each contract has its own unique technical and schedule risks. In the event our actual costs exceed the fixed contractual cost, we will not be able to recover the excess costs. Some of our government contracts are also subject to termination or renegotiation at the convenience of the government, which could result in a large decline in revenue in any given quarter. Although government contracts have provisions providing for the reimbursement of costs associated with termination, the termination of a material contract at a time when our Company’s funded backlog does not permit redeployment of our staff could result in reductions of employees. In April 1999, we experienced the termination of one of our contracts, but this termination did not result in the non-recovery of costs or layoff of employees. We have had to reduce our staff from time-to-time because of fluctuations in our funded government contract base. In addition, the timing of payments from government contracts is also subject to significant fluctuation and potential delay, depending on the government agency involved. Any such delay could result in a temporary shortage in our working capital. Because over 50% of our consolidated revenues in the year ended September 30, 2001 were derived directly of indirectly from government contractors, these risks can significantly affect our business, results of operations and financial condition.

We also depend on a limited number of non-government customers. The loss of any such customer could seriously impact our consolidated revenues and harm our business.    Our existing product sales have largely been derived from our Novalog subsidiary, which is heavily dependent upon sales to a limited number of original equipment manufacturers, two of which, Manufacturer’s Service Limited and Citizen Electronics Co. Ltd, accounted for approximately 12% and 10%, respectively, of our consolidated revenues. Both of these OEMs are suppliers to Palm Computing. A majority of Novalog’s product sales in fiscal 2000 and fiscal 2001 were derived from sales for use in Palm’s products. As such, the decline in Palm’s business during fiscal 2001 was a primary cause of the 29% decline in Novalog’s sales for that period and the approximately 60% decline in Novalog’s sales for the first 39 weeks of fiscal 2002 as compared to the comparable period in fiscal 2001. Novalog has had to significantly downsize its operations to reflect this decline in business of its primary customer. The planned business models of our MicroSensors and iNetWorks subsidiaries have similar expected dependencies on a limited number of OEM customers. Disruption of any of these relationships could materially and adversely affect our consolidated revenues and results of operations.

If we are not able to obtain market acceptance of our new products, our revenues and results of operations will be adversely affected.    We focus on markets that are emerging in nature and potentially subject to rapid growth. Market reaction to new products in these circumstances can be difficult to predict. Many of our planned products incorporate our chip stacking technologies that have not yet achieved broad market acceptance. We cannot assure you that our present or future products will achieve market acceptance on a sustained basis. In addition, due to our historical focus on research and development, we have a limited history of competing in the intensely competitive comercial electronics industry. As such, we cannot assure you that we will successfully develop, manufacture and market additional commercial product lines or that such product lines will be accepted in the commercial marketplace. If we are not successful, our ability to generate revenues and our business, financial condition and results of operations will be adversely affected.

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

Our ability to exploit our own technologies may be constrained by the rights of third parties who could prevent us from selling our products in certain markets or could require us to obtain costly licenses.    Other companies may hold or obtain patents or inventions or may otherwise claim proprietary rights to technology useful or necessary to our business. We cannot predict the extent to which we may be required to seek licenses under such proprietary rights of third parties and the cost or availability of these licenses. While it may be necessary or desirable in the future to obtain licenses relating to one or more proposed products or relating to current or future technologies, we cannot assure you that we will be able to do so on commercially reasonable terms, if at all. If our technology is found to infringe upon the rights of third parties, or if we are unable to gain sufficient rights to use key technologies,, our ability to compete would be harmed and our business, financial condition and results of operations would be materially and adversely affected.

Enforcing and protecting our patents and other proprietary information can be costly. If we are not able to adequately protect or enforce our proprietary information or if we become subject to infringement claims by others, our business, results of operations, and financial condition may be materially adversely affected.    We may need to engage in future litigation to enforce our intellectual property rights or the rights of our customers, to protect our trade secrets or to determine the validity and scope of proprietary rights of others, including our customers. We also may need to engage in litigation in the future to enforce our patent rights. In addition, we may receive in the future communications from third parties asserting that our products infringe the proprietary rights of third parties. We cannot assure you that any such claims would not result in protracted and costly litigation. This litigation could result in substantial costs and diversion of our resources and could materially and adversely affect our business, financial condition and results of operations. Furthermore, there is also no assurance that we will have the financial resources to vigorously defend or enforce our patents or other proprietary technology.

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

We are subject to significant competition that could harm our ability to win new business or attract strategic partnerships and could increase the price pressure on our products.    We face strong competition from a wide variety of competitors, including large, multinational semiconductor design firms and aerospace firms. Most of our competitors have considerably greater financial, marketing and technological resources than we or our subsidiaries do, which may make it difficult to win new contracts or to attract strategic partners. This competition has resulted and may continue to result in declining average selling prices for our products. We cannot assure you that we will be able to compete successfully with these companies. Certain of our competitors operate their own fabrication facilities and have longer operating histories and presence in key markets, greater name recognition, larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than us. As a result, these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the promotion and sale of their products. Increased competition has in the past resulted in price reductions, reduced gross margins and loss of market share, and this trend may continue in the future. We cannot assure you that we will be able to continue to compete successfully or that competitive pressures will not materially and adversely affect our business, financial condition and results of operations.

We do not have guaranteed long-term supply relationships with any of our contract manufacturers which could make it difficult to fulfill our backlog in any given quarter and could reduce our revenues in future periods.    We extensively rely on contract manufacturers but do not have the financial resources to maintain long-term supply agreements with contract manufacturers or other suppliers. Accordingly, because our contract manufacturers allocate their manufacturing resources in periods of high demand, we face several significant risks, including a lack of adequate supply, potential product shortages and higher prices and limited control over delivery schedules, quality assurance and control, manufacturing yields and production costs. We cannot assure you that we will be able to satisfy our manufacturing needs in the future. Failure to do so will have a material adverse impact on our operations and the amount of products we can ship in any period.

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

We do not have any long-term employment agreements with any of our key personnel. If we are not able to retain our key personnel, we may not be able to implement our business plan and our results of operations could be materially and adversely affected.    We depend to a large extent on the abilities and continued participation of our executive officers and other key employees, particularly John Carson, our president and John Stuart, our chief financial officer. The loss of any key employee could have a material adverse effect on our business. While we have adopted employee stock option plans designed to attract and retain key employees, our stock price has declined in recent periods, and we cannot guarantee that options granted under our plans will be effective in retaining key employees. We do not presently maintain “key man” insurance on any key employees. We believe that, as our activities increase and change in character, additional, experienced personnel will be required to implement our business plan. Competition for such personnel is intense and we cannot assure you that they will be available when required, or that we will have the ability to attract and retain them.

Our stock price has been subject to significant volatility. You may not be able to sell your shares of common stock at or above the price you paid for them.    The trading price of our common stock has been subject to wide fluctuations in the past. Since January 2000, the common stock has traded at prices as low as $0.77 per share and as high as $375.00 per share, after giving effect to the 1-for-20 reverse stock split in September 2001. We may not be able to increase or sustain the current market price of our common stock in the future. As such, you may not be able to resell your shares of common stock at or above the price you paid for them. The market price of the common stock could continue to fluctuate in the future in response to various factors, including, but not limited to:

•	quarterly variations in operating results;

•	our ability to control costs and improve cash flow;

•	announcements of technological innovations or new products by us or our competitors;

•	changes in investor perceptions;

•	new products or product enhancements by us or our competitors; and

•	changes in earnings estimates or investment recommendations by securities analysts.

The stock market in general has continued to experience volatility, which has particularly affected the market price of equity securities of many high technology companies. This volatility has often been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock. In the past, companies that have experienced volatility in the market price of their securities have been the subject of securities class action litigation. We are currently subject to class action lawsuits that could result in substantial losses and divert management’s attention and resources from other matters.

Our international operations are subject to many inherent risks, any of which may adversely affect our business, financial condition and results of operations.    Approximately 10% of our consolidated total revenues in the year ended September 30, 2001 and approximately 5% for the 39 weeks ended June 30, 2002 was derived from sales outside the United States. In the future, we intend to continue to expand our international business activities. International operations are subject to many inherent risks that may adversely effect our business, financial condition and operating results, including:

•	political, social and economic instability;

•	trade restrictions;

•	the imposition of governmental controls;

•	exposure to different legal standards, particularly with respect to intellectual property;

•	burdens of complying with a variety of foreign laws;

•	import and export license requirements and restrictions of the United States and each other country in which we operate;

•	unexpected changes in regulatory requirements;

•	foreign technical standards;

•	fluctuations in currency exchange rates;

•	difficulties in managing foreign operations and collecting receivables from foreign entities; and

•	potentially adverse tax consequences.

We may be subject to additional risks.    The risks and uncertainties described above are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also adversely affect our business operations.

Item 2.    Properties

The following table sets forth information with respect to the Company’s facilities:

Location	Square Feet	Monthly Rent	Lease Expiration
Costa Mesa, CA (1)	42,400	$56,600	September 2006

(1)	Includes facilities for ISC corporate headquarters, ATD, MPD, MSI, RedHawk, iNetWorks and Novalog.

The facilities used by Advanced Technology Division include laboratories containing clean rooms for operations requiring a working environment with reduced atmospheric particles. The Company believes that its facilities are adequate for the Company and its operations for the current fiscal year.

Item 3.    Legal Proceedings

Irvine Sensors was named as a defendant in a lawsuit entitled “Irvine Oaks Realty v. Silicon Film Technologies, Inc., et al.” Irvine Oaks Realty claimed that Irvine Sensors was liable for past and future lost rents of Silicon Film’s previous tenancy, as a guarantor of Silicon Film’s lease with Irvine Oaks, in the amount of at least $250,000. Irvine Sensors asserted that it had complied with applicable exclusion clauses in the guarantee, and therefore was not liable for any damages. In September 2002, Irvine Sensors entered into a settlement agreement with the plaintiff in this lawsuit and in October 2002, such lawsuit was dismissed.

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

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

The following table sets forth the range of high and low closing bid prices of the Company’s common stock (Nasdaq SmallCap Market symbol: IRSN) in the over-the-counter market for the periods indicated, as reported by the Nasdaq SmallCap Market, and giving effect to the 1-for-20 reverse stock split effected in September 2001. These prices represent prices among dealers, do not include retail markups, markdowns or commissions, and may not represent actual transactions:

	Common Stock Closing Bid Prices
	High	Low
Fiscal Year Ended September 30, 2001:
First Quarter	$63.75	$20.62
Second Quarter	70.62	25.00
Third Quarter	30.00	10.60
Fourth Quarter	20.60	1.13
Fiscal Year Ended October 1, 2000:
First Quarter	51.20	24.40
Second Quarter	375.00	35.00
Third Quarter	225.00	70.00
Fourth Quarter	90.00	41.80

On December 19, 2001, the closing bid and asked prices for the Company’s common stock on the Nasdaq SmallCap Market were $1.34 and $1.30, respectively.

On December 19, 2001, there were approximately 849 stockholders of record based on information provided by the Company’s transfer agent.

The Company has not never declared or paid cash dividends on its common stock since its incorporation and does not anticipate paying any cash dividends on its common stock in the foreseeable future. Under Delaware law there are certain restrictions that limit the Company’s ability to pay cash dividends in the future.

Recent Sales of Unregistered Securities

During fiscal years 1999 through 2001, the Company sold and issued the following unregistered securities:

In March 1999, the Company sold an aggregate of 13,384 units, each of which consisted of two shares of unregistered common stock of the Company (for a total of 27,767 shares), one two-year warrant to purchase twenty shares of common stock of Silicon Film owned by the Company with an exercise price of $1.50 per share and one three-year warrant to purchase twenty common shares of MSI owned by the Company at an exercise price of $2.00 per share. The units were sold to nine accredited investors at the price of $60.00 per unit, resulting in gross proceeds of $803,000.

In June 1999, the Company sold an aggregate of 200,000 shares of unregistered common stock to three accredited overseas investors, one of which was an institution and two of which were individual investors at the purchase price of $28.00 per share, resulting in aggregate gross proceeds of $5,600,000.

In September 1999, the Company sold an additional 22,222 shares of unregistered common stock for the purchase price of $1.35 per share to the overseas institutional investor who purchased in June 1999. This transaction resulted in a subscription receivable of $600,000 at October 3, 1999 that was paid shortly thereafter.

In the period March 1999 through June 1999, the Company issued 9,497 shares of unregistered common stock to thirteen corporate and individual service providers to the Company in return for cancellation of $282,474 of recorded obligations.

In the period October 1998 through December 1998, twelve accredited investors, who were also stockholders of the Company, exercised warrants to exchange 1,155,000 shares of Novalog common stock for 30,875 shares of unregistered common stock of the Company.

In January 1999, one accredited investor, who was also a stockholder of the Company, sold 500,000 shares of Novalog common stock to the Company in exchange for 20,000 unregistered shares of common stock of the Company.

In July 1999, an institutional accredited investor that was also an existing stockholder of the Company sold its ownership interest in ATPL, a related party of the Company, to the Company for 5,500 shares of unregistered common stock.

In December 1999, the Company sold 1,571 common stock subscription units to nineteen accredited investors, all of whom were stockholders of the Company. Each unit consisted of the right to acquire 100 shares of unregistered common stock of the Company (for a total of 157,100 shares), with registration rights, plus a warrant to purchase 10 shares of unregistered common stock of the Company, with registration rights, at an exercise price of $40.00 per share. The subscription right unit was sold at a price of $2,700 per unit, for aggregate gross proceeds to the Company of $4,241,835. The issuance of common shares required the Company's stockholders to approve an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of common stock. If such amendment were not approved by the stockholders, the Company would be required to pay the subscribers up to $2,120,900. The stockholders approved the amendment at the Annual Stockholder's Meeting in February 2000. The Company issued the 157,100 shares of common stock to the unit subscribers and subsequently registered these shares in March 2000. The Company used a placement agent based in Toronto, Canada to assist in the placement of these units. The placement agent received cash compensation of $579,800 and five-year warrants to purchase 19,000 and 11,200 shares of common stock at an exercise price of $29.80 and $40.00 per share, respectively.

In March 2000, the Company sold 114.43 common stock subscription units to three accredited investors, all of whom were stockholders of the Company. Each unit consisted of the right to acquire 100 shares of unregistered common stock of the Company (for a total of 11,443 shares), with registration rights, plus a warrant to purchase ten shares of unregistered common stock of the Company, with registration rights, at an exercise price of $240.00 per share. The subscription unit was sold at a price of $18,500 per unit, realizing gross proceeds to the Company of $2,116,900. The Company issued the 11,443 shares of common stock to the unit subscribers and subsequently registered these shares in March 2000. The Company used a placement agent based in Toronto, Canada to assist in the placement of these units. The placement agent received cash compensation of $211,700 and five-year warrants to purchase 1,144 and 114 shares of common stock at an exercise price of $203.50 and $240.00 per share, respectively.

On July 21, 2000, the Company sold 101,666.7 units, resulting in the issuance of 101,666.7 unregistered shares of common stock and five-year warrants to purchase an additional 5,083.35 shares (at an exercise price of $50.00 per share) to six accredited investors. The purchase price was $60.00 per unit, and the Company's gross proceeds were approximately $6,100,000. The placement agent retained by the Company for this offering received five-year warrants to purchase 10,166.7 units identical to the units purchased by the investors, exercisable at $60.00.

Between August 2 and August 17, 2000, the Company issued and sold 96,533.25 unregistered shares of common stock and five-year warrants to purchase an additional 4,826.67 shares (at an exercise price of $50 per share) to ten accredited investors. The purchase price was $60.00 per unit, and the Company's gross proceeds were approximately $5,792,000. The placement agents retained by the Company for this offering received five-year warrants to purchase 9,653.35 units identical to the units purchased by the investors, exercisable at $60.00.

In January 2001, the Company sold 11,875 common stock units to nine accredited investors in a private placement. Each common stock unit consisted of three shares of unregistered common stock of the Company (for a total of 33,265 shares), plus one two-year warrant to purchase twenty shares of common stock of Silicon Film at $4.00 per share. The private placement generated net proceeds of approximately $1.3 million which was used for general working capital purposes.

The issuance of the securities described in the previous paragraphs were deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Act”), in reliance on Section 4(2) of Act as transactions by an issuer not involving any public offering. In addition, the recipients of securities in the above transactions each represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in that transaction. The recipients each were given access to information about the Company.

Item 6.    Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this 10-K filing. The consolidated statement of operations data for the fiscal years ended September 30, 2001, October 1, 2000, and October 3, 1999 and the consolidated balance sheet data at September 30, 2001 and October 1, 2000 are derived from audited consolidated financial statements incorporated by reference in this 10-K filing. The consolidated statement of operations data for the fiscal years ended September 27, 1998 and September 28, 1997, and the consolidated balance sheet data at October 3, 1999, September 27, 1998, and September 28, 1997 are derived from audited consolidated financial statements not included in this 10-K filing. The historical results are not necessarily indicative of results to be expected in any future period.

	Fiscal Year Ended
	September 30, 2001	October 1, 2000	October 3, 1999	September 27, 1998	September 28, 1997
Consolidated Statement of Operations Data:

Total revenues	$10,657,300	$10,769,800	$11,098,600	$9,314,500	$13,693,200

Loss from operations	(16,126,000)	(9,972,400)	(5,989,900)	(4,756,000)	(14,809,200)

Loss from continuing operations	(15,525,500)	(8,994,900)	(5,323,100)	(3,201,300)	(14,875,600)

Gain (loss) from discontinued operations	938,000	(6,043,400)	(3,792,600)	(1,042,200)	-

Net loss	(14,587,500)	(15,038,300)	(9,115,700)	(4,243,500)	(14,875,600)

Basic net loss per common and common equivalent share	$(5.72)	$(7.44)	$(5,84)	$(3.45)	$(14.53)

Weighted average number of shares outstanding	2,549,500	2,201,400	1,562,200	1,229,900	1,023,800

Shares used in computing net loss per share	2,549,500	2,201,400	1,562,200	1,229,900	1,023,800

Loss per common and common equivalent shares includes, where applicable, cumulative and imputed dividends on preferred stock that have not been declared or paid.

	September 30, 2001	October 1, 2000	October 3, 1999	September 27, 1998	September 28, 1997
Consolidated Balance Sheet Data:

Current assets	$5,024,200	$11,784,900	$5,972,650	$4,752,700	$6,637,200

Current liabilities	5,693,100	3,088,900	4,581,100	2,179,900	7,395,600

Working capital (deficit)	(668,900)	8,696,000	1,391,550	2,572,800	(758,400)

Total assets	11,141,650	15,853,850	9,716,150	6,948,600	9,449,300

Long-term debt	180,300	173,800	433,200	933,700	1,207,000

Stockholders’ equity (deficit)	4,688,950	7,586,550	2,212,650	2,347,000	(2,939,900)

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Historically, ISC has made significant investments to fund research and development for its operating subsidiaries. To date, other than Novalog, none of ISC’s subsidiaries have contributed material revenues or earnings to the Company’s consolidated results of operations. During fiscal 2001, ISC adopted a policy to significantly reduce its investments in its subsidiaries for the near future. As a result, the subsidiaries may need to seek independent funding or partner with third parties in the event additional funding is required. In September 2001, Silicon Film Technologies, a former subsidiary of ISC, filed for bankruptcy and is currently in liquidation. As a result of this liquidation, the Company has restated its consolidated financial statements to give effect to the liquidation of Silicon Film and to report Silicon Film as a discontinued operation. All significant intercompany transactions and balances have been eliminated in this consolidation.

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

Revenue Recognition

The Company’s research and development contracts are usually cost plus fixed fee. United States government contract costs, including indirect costs, are subject to audit and adjustment by negotiations between the Company and government representatives. The Company’s accounting policies regarding the recognition of revenue for these contractual arrangements is fully described in Note 1 of Notes to Consolidated Financial Statements. Generally, revenues are recognized using percentage of completion accounting for contracts.

The Company considers many factors when applying accounting principles generally accepted in the United States of America related to revenue recognition. These factors generally include, but are not limited to:

•	The actual contractual terms, such as payment terms, delivery dates, and pricing of the various product and service elements of a contract;

•	Time period over which services are to be performed;

•	Costs incurred to date;

•	Total estimated costs of the project;

•	Anticipated losses on contracts; and

•	Collectibility of the revenues.

Each of the relevant factors is analyzed to determine its impact, individually and collectively with other factors, on the revenue to be recognized for any particular contract with a customer. Management is required to make judgments regarding the significance of each factor in applying the revenue recognition standards, as well as whether or not each factor complies with such standards. Any misjudgment or error by management in its evaluation of the factors and the application of the standards, could have a material adverse affect on the Company’s future operating results.

Valuation Allowances

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories are stated at the lower of cost or market. Each quarter, the Company evaluates its inventories for excess quantities and obsolescence. Inventories that are considered obsolete are written off. Remaining inventory balances are adjusted to approximate the lower of cost or market value. The valuation of inventories at the lower of cost or market requires the use of estimates as to the amounts of current inventories that will be sold. These estimates are dependent on the Company’s assessment of current and expected orders from its customers. Associated with its funded contract business, the Company maintains significant inventories of labor, material and overhead costs that it expects to recover from future government contracts. However, because of uncertain timing of such recovery, the Company maintain reserves nearly equal to this inventory to avoid overstating its value. The Company has adopted this practice because it is typically able to more fully recover such costs under the provisions of government contracts by direct billing of inventory rather than by seeking recovery of such costs through permitted indirect rates.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance.

FISCAL YEAR ENDED SEPTEMBER 30, 2001 vs. FISCAL YEAR ENDED OCTOBER 1, 2000

Fiscal 2001 product sales of $5,264,600 decreased by $841,100 or 14% compared to fiscal 2000. This decrease was largely due to a decline in the sales of products intended for use in products of Palm Computing, sold by the Company’s Novalog subsidiary. Fiscal 2001 cost of product sales was $5,697,000 or 108% of product sales, an increase from $4,707,300 or 77% of product sales in fiscal 2000. The decrease in gross margins is largely due to the start-up expense of approximately $180,000 relating to the extensive testing and qualification associated with the introduction of MPD’s products and the write-down of RedHawk’s previously capitalized software development costs of $638,600 in fiscal 2001. Additionally, Novalog’s product mixture changed somewhat during fiscal 2001 to a composition of approximately 40% of products with a lower margin as opposed to approximately 25% lower margin products in fiscal 2000. Novalog’s unit volume of products shipped in fiscal 2001 was approximately 76% of its unit volume shipped in fiscal 2000, accounting for all but 5% of the reduction in Novalog’s revenues from fiscal 2000 to fiscal 2001. The remainder of the revenue reduction in fiscal 2001 was attributable to price pressure on Novalog’s products and the changed product composition noted above.

Fiscal 2001 contract research and development revenue of $5,380,800 increased by $1,097,900 or 26% compared to fiscal 2000. Contract research and development revenue is predominantly conducted through ATD. ATD was awarded several material contracts during the year, and focused its resources more on contract activity instead of internal research and development projects, especially during the last half of fiscal 2001. ATD’s focus on contract revenue also resulted in better personnel utilization and a corresponding increase in margins on contract revenue. During fiscal 2001, ATD recovered approximately $562,000 of its inventoried labor, material and overhead costs through sales to government contracts. Cost of contract revenues in fiscal 2001 was $4,364,200 or 81% of contract revenues, an improvement from 95% of contract revenues reported in fiscal 2000. This improvement was realized despite an increase of approximately $359,000, or approximately 64%, in ATD’s accrued reserve for potential losses on ongoing research contracts, from $582,700 at October 1, 2000 to approximately $921,200 at September 30, 2001. Of this fiscal 2001 increase, $234,000 was related to possible cost-sharing obligations of a government contract that had not been resolved at September 30, 2001, and approximately $178,000 was established to recognize a discretionary decision to expend additional resources in two of the Company’s contracts related to a multi-million dollar competitive procurement expected to be awarded in fiscal 2002. An aggregate of $286,000 of additional reserves was also established related to seven other contracts based on the estimates of program managers of the future effort required to achieve desired technical objectives. These increases were offset by a reserve decrease of approximately $174,000 on the close out of a government contract and a reduction of approximately $166,000 in a general reserve.

General and administrative expenses of $10,770,400 increased by $3,803,200 or 55% compared to fiscal 2000. Approximately $900,000 of this increase was the result of the addition of three senior management personnel to facilitate strategic initiatives with respect to the Company’s subsidiaries and approximately $100,000 of this increase was due to added legal services related to those initiatives. This increase also includes the fair value of warrants issued to service providers for strategic planning services in fiscal 2001, valued at $865,000. It also includes a writedown of capitalized RedHawk software in the amount of $638,600. This compared to non-recurring equipment writedowns aggregating $205,200 in fiscal 2000. Additionally, the Company’s iNetWorks subsidiary, which was founded at the end of fiscal 2000, incurred approximately $1 million in general and administrative costs in fiscal 2001 related to managing and marketing the intellectual property associated with the Internet router technology. As a percentage of total revenues, general and administrative expenses were approximately 101% in fiscal 2001 compared to 65% in fiscal 2000.

Research and development increased to $5,951,700 in fiscal 2001 compared to $4,980,400 in fiscal 2000. The increase of $971,300, or 20%, was primarily due to the development of Internet router technology for iNetWorks. As a percentage of revenues, R&D accounted for approximately 56% in fiscal 2001 compared to 46% in fiscal 2000. The Company anticipates the cost of consolidated Company-funded research and development in absolute dollars will decline in the near future as a result of the Company’s reduced funding of its subsidiaries.

The aggregate increase of $6,041,100 in operating costs and expenses during fiscal 2001 is largely the result of management’s decision to continue implementation of the Company’s strategy to develop, market and sell commercial products through its subsidiaries during fiscal 2001, prior to the decision that was made later in the year to reduce such investments.

The consolidated loss from continuing operations of $15,525,500 in fiscal 2001 was $6,530,600 or 73% greater than fiscal 2000. Losses from RedHawk and iNetWorks, largely incurred in the first part of the fiscal year, accounted for approximately 60% of this increase, and the expenses incurred by the Company’s corporate department related to its increase in personnel and legal services accounted for 30%. Novalog experienced a loss from operations of $507,600 in fiscal 2001 versus a profit of $478,700 in fiscal 2000, an aggregate change of $986,300 or 15% of the increased loss. MicroSensors, however, experienced a reduced loss from operations of $2,848,800 in fiscal 2001 down from a loss from operations of $3,303,700 in fiscal 2000. The Microelectronics Products Division had a loss from continuing operations of $1,560,600 in fiscal 2001 versus a loss of $986,800 in fiscal 2000, an increase of $573,800. The Advanced Technology Division had a loss from operations of $4,621,000 in fiscal 2001, up from a $4,442,900 loss in fiscal 2000. The Company recorded a net gain from discontinued operations of Silicon Film Technologies, Inc., a subsidiary of the Company, of $938,000 in fiscal 2001, compared to a loss of $6,043,400 in fiscal 2000.

The consolidated loss from continuing operations is net of the allocation of a portion of the loss from operations attributable to minority ownership interests of consolidated subsidiaries. In fiscal 2001, the consolidated amount of minority interest loss allocation was $609,600, of which $466,700 was attributable to RedHawk, $89,300 was attributable to iNetWorks, $28,200 was attributable to MicroSensors and $25,400 was attributable to Novalog. This aggregate minority loss allocation was $356,300 less than the aggregate $965,900 allocated minority interest of fiscal 2000, reflecting the prior year inclusion of approximately $945,000 of allocated losses attributable to Silicon Film.

FISCAL YEAR ENDED OCTOBER 1, 2000 vs. FISCAL YEAR ENDED OCTOBER 3, 1999

Fiscal 2000 product sales of $6,105,700 decreased by $912,200 or 13% compared to fiscal 1999. Novalog’s competition has forced Novalog to decrease its prices, resulting in smaller proceeds from equivalent sales. Also, the wafer market is tight due to high demand from manufacturers of cellular phones, pagers, etc. Novalog was unable to fulfill some sales orders as a result, and thus recognized lower product sales. Additionally, MSI realized $200,000 revenue during fiscal 1999 from a chip customer, which did not reoccur in 2000. Fiscal 2000 contract revenue of $4,282,900 increased by $202,200 or 5% compared to fiscal 1999.

Cost of product sales as a percentage of product sales increased in fiscal 2000 to 77% from 74% in 1999. The slight increase in product costs is directly related to the lower prices Novalog’s customers are dictating as a result of the IrDA market competition.

Cost of contract revenues of $4,087,300 was 95% of contract revenues, an increase from 78% in fiscal 1999. This increase was primarily a result of significant contract overruns and reserves established in anticipation of future overruns on contracts in progress.

General and administrative expenses of $6,967,200 increased by $1,468,300 or 27% in relation to fiscal 1999, largely as a result of the growth in the Company’s consolidated subsidiaries. Additionally, the creation of RedHawk and iNetworks resulted in significant general and administrative expenses. Also, general and administrative expense was increased by $205,200 in fiscal 2000 due to non-recurring writedowns resulting from disposal of residual equipment from the Company’s discontinued Vermont operation, scrapping of tooling and replacement of accounting software. As a percentage of total revenues, general and administrative expenses were approximately 65% in fiscal 2000 compared to 50% in fiscal 1999, again reflecting the substantial fiscal 2000 increase in expenses of the Company’s subsidiaries, four of which generated no significant revenues.

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

The aggregate increase of $3,653,700 in fiscal 2000 operating costs and expenses are the direct result of management’s decision to further implement the Company’s strategy to develop, market and sell commercial products through its subsidiaries.

Interest expense increased $42,100 or 41% in fiscal 2000 due to additional equipment acquired through capital leases.

Interest income increased $125,000 in fiscal 2000 due to the short-term investment of proceeds from the Company’s equity offerings.

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

The consolidated loss from continuing operations is net of the allocation of a portion of the loss from operations attributable to minority ownership interests of consolidated subsidiaries. In fiscal 2001, the consolidated amount of minority interest loss allocation was $965,900, $945,000 of which was attributable to Silicon Film. This allocation compared to an aggregate minority interest loss allocation of $738,500 in fiscal 1999, again largely attributable to Silicon Film.

Liquidity and Capital Resources

At September 30, 2001, the Company had consolidated cash and cash equivalents of $380,200, which represents a decrease of $7,250,700 since October 1, 2000. The net cash used in operating activities was $10,189,500 during fiscal 2001. The primary use of cash was to financially support the research and development and other operating expenses of the Company’s subsidiaries, MicroSensors, Silicon Film, RedHawk and iNetWorks, and investments in potential commercializable products in ATD.

The Company used $3,291,800 in investing activities during fiscal 2001. The company realized $1,250,000 on the sale of marketable securities, and used cash to acquire property, plant and equipment for $3,396,300. Approximately $1,440,000 of this use was for improvements to the Company’s clean rooms and related equipment to facilitate plans for stacked chip products and to support the prospective business plan of the Company’s iNetWorks subsidiary. That expansion was sharply curtailed in the second half of fiscal 2001 as the prospects for immediate financing of the iNetWorks plan became unlikely. Another $605,000 was due to the acquisition of integrated accounting and manufacturing control software suitable for the Company’s expected future mix of research and development and product activities. Another $420,000 was used to acquire a calibration system for the production of miniaturized thermal cameras being introduced by the Company. The Company invested $595,500 in capitalized software development costs and intangible assets, mostly patents. The Company also invested $400,000 in a restricted certificate of deposit as collateral for a line of credit held by Novalog, and entered into capital lease agreements to acquire an additional $260,500 of equipment. Management expects that capital expenditures will be significantly less than those in 2001.

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

As a result of net losses during fiscal 2001 and inability to secure outside investments in its subsidiaries, the Company’s consolidated working capital decreased from $8,696,000 at October 1, 2000 to $(668,900) at September 30, 2001. The Company has now sharply curtailed its financing of subsidiary activities pending resolution of possible strategic relationships. Furthermore, management believes that its government-funded contract business and its stacked-memory business will continue to grow, reflecting the increases of the second half of fiscal 2001. Approximately 72% of the Company’s government-funded contract business during fiscal 2001 was realized in the second half of the fiscal year, while approximately 65% of the Company’s stacked-memory business was realized during that same period. Accordingly, the Company anticipates that its projected operating results and additional financing aggregating approximately $1.5 million consummated in October, November and December 2001 will meet its cash requirements for the end of the fiscal year.

For the longer term, the Company’s belief in the prospects for growth in its government-funded contract business stems from budgetary decisions of various government agencies that could favorably affect the Company’s business throughout fiscal 2002 and beyond. Such growth would be expected to improve the Company’s cash flow from operations and resulting liquidity because of improved absorption and recovery of its relatively fixed indirect expenses through allowable billing rates of government contracts. However, contracts with government agencies may be suspended or terminated by the government at any time, subject to certain conditions. Similar termination provisions are typically included in agreements with prime contractors. Since its inception, the Company has experienced such termination of its contracts on three occasions. There is no assurance the Company will not experience suspensions or terminations in the future. Any such termination, if material, could cause a disruption of the Company’s revenue stream, adversely affect the Company’s results of operations and could result in employee layoffs.

Management believes that a majority of the Company’s consolidated losses in recent years have been the result of discretionary investments in subsidiaries for the purpose of attempting to commercialize various technologies. The Company has not been successful in many of these activities, nor has it been able to raise sufficient capital to fund the future development of these technologies. The Company has implemented a plan to sharply curtail such investments in its subsidiaries absent the consummation of appropriate strategic relationships. Management has also developed a business plan to reduce its expenditures to levels commensurate with the current business of ISC in order to manage its cash flow and maintain its operations. This includes a 20% across-the-board salary reduction pending increases in funded contract revenues, sharp curtailment of discretionary budgets related to internal research and development and subsidiary investments and deferral of planned capital expenditures. This plan will necessitate a sharp reduction in the operations of the Company’s subsidiaries, unless such subsidiaries are able to obtain external sources of financing. No such external sources are presently identified. The Company has not identified any long-term sources of liquidity improvement other than indirect cost reductions and anticipated growth in the Company’s government contract and stacked memory revenues. Such cost reductions and revenue may not be sufficient to fund the Company’s capital requirements for the next twelve months. Additional debt or equity financing may not be available on a timely basis, on acceptable terms, or at all.

At September 30, 2001, the Company’s funded backlog was approximately $2,144,400 compared to $5,534,800 at October 1, 2000. In addition, existing contracts include a large amount of unfunded backlog, which typically is funded when the previously funded amounts have been expended. Subsequent to fiscal year end the total backlog was $1,828,300 as of November 26, 2001.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The names of the Company’s directors, their ages as of January 24, 2002 and certain information about them, are set forth below:

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

Dr. Brashears has been a director of ISC since December 2000 and Chairman of ISC’s board since March 2001. From October through December 2000, he was also a Senior Vice President of Irvine Sensors, a position he resigned after becoming a director. He has also been Chairman and Chief Executive Officer of the Company’s subsidiary, iNetWorks Corporation, since October 2000. From January 1999 to September 2000, he was self-employed as a consultant. From January 1996 through December 1998, he was President and Chief Operating Officer of Lockheed Martin’s Space & Strategic Missiles Sector. Prior to 1996, Dr. Brashears held numerous positions in a 27-year career of increasing management responsibility with Lockheed and its successors. Dr. Brashears is a graduate of the University of Missouri with B. S., M. S. and Ph.D. degrees in engineering.

Mr. Richards has been President and Chief Executive Officer of the Company since June 2000, a director since January 2001, and a director of iNetWorks since October 2000. Since April 1999, Mr. Richards has also served as a member of the Company’s Scientific Advisory Board. Mr. Richards retired as President of Aerojet Electronic Systems Division in 1993. He is co-author of the book, Infrared Physics and Engineering, published by McGraw-Hill, and has a M.A. degree from the University of California at Berkeley.

Mr. Dumont became a director of the Company in April 1994. Mr. Dumont has been a director of Finter Banque Zurich since 1990 and Chairman of Sanderling Ventures, Ltd., a European affiliate of a U.S. venture capital firm, since 1996. In those roles, he consults and advises international clients in Europe and Asia, as well as the United States. Mr. Dumont has also been on the Board of Directors of Novalog since October 1996. Mr. Dumont also owns and operates the Chateau de Messey Wineries, Meursault, France, a vineyard and winery. From January 1981 to March 1995, Mr. Dumont was President of PSA International S.A., a PSA Peugeot Citroen Group company. Mr. Dumont is a graduate of the University of Louvain, Belgium with degrees in Electrical Engineering and Applied Economics and holds an MBA from the University of Chicago.

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

Dr. Kelly became a director of the Company in October 2000 and was a director of Silicon Film from its organization in August 1998 until October 2001. From 1968 until his retirement in early 1998, Dr. Kelly held positions of increasing responsibility with Eastman Kodak Company. Most recently, he served as Director of Kodak’s Digital Products Center, General Manager of all

Digital Capture Products, and General Manager of Digital Camera Products. Dr. Kelly holds a Ph.D. in Physics from Wayne State University, and a B.S. in Physics from LeMoyne College.

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

Directors and officers are elected on an annual basis. The term of each director expires at the Company’s next annual meeting of stockholders or at such time as his or her successor is duly elected and qualified. Officers serve at the discretion of the Board of Directors.

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

The Audit Committee of the Board of Directors met four times during the fiscal year ended September 30, 2001. This Committee reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including the selection of our accountants, the scope of the annual audits, fees to be paid to our accountants, the performance of our accountants and our accounting practices. During fiscal 2001, neither the Board of Directors nor the Company’s independent certified public accountants raised any issues with respect to matters that required formal review. The current members of the Audit Committee are Messrs. Inman, Kelly and Sollitto.

The Compensation Committee of the Board of Directors met four times during the fiscal year September 30, 2001. This Committee makes recommendations to the Board of Directors as to the salaries of officers, administers the Company’s executive bonus programs and recommends to the Board the award of stock options to key employees, officers and directors. The current members of the Compensation Committee are Messrs. Dumont, Seidel and Sollitto.

The Company has a temporary nominating committee consisting of Messrs. Brashears, Dumont and Sollitto to review and make recommendations to the Board for management nominees for election to the Board at the 2002 Annual Meeting. The Company does not have a permanent nominating committee or any committee permanently performing the functions of a nominating committee.

Executive Officers

The names of the Company’s current executive officers who are not also directors of the Company and certain information about each of them are set forth below:

John C. Carson, age 63, is a co-founder of the Company and has served as a Senior Vice President since April 1982 and was a director from the Company’s inception in 1974 until March 2001. He became Chief Technical Officer in February 1997 and Chief Operating Officer in October 2001. Mr. Carson also serves as a director of MSI (since October 1997) and iNetWorks (since November

2000). Mr. Carson has been awarded 15 patents for smart sensors, 3D packaging and single processing architectures, including neural networks. Mr. Carson holds a B S. in Physics from the Massachusetts Institute of Technology.

John J. Stuart, Jr., age 62, joined the Company in January 1983 as its Manager of Special Projects and Communications, became the Company’s Chief Financial Officer and Treasurer in July 1985, a Vice President in June 1995, a Senior Vice President in November 1998 and Secretary in March 2001. He relinquished the position of Treasurer in February 1995. Effective October 1998, Mr. Stuart re-assumed the position of Treasurer in addition to his other responsibilities. Mr. Stuart has been an Advisory Member of the Company’s Board of Directors since November 1998. Mr. Stuart is also a member of the Board of Directors of Novalog (since October 1995), MSI (since October 1997), RedHawk Vision (since March 2000) and iNetWorks (since October 2000). During these periods, he has also served, and continues to serve, as Chief Financial Officer of MSI, RedHawk Vision and iNetWorks. He was also Chief Financial Officer of Silicon Film Technologies from its organization in August 1998 until May 1999 and of Novalog from October 1995 to June 2001. Mr. Stuart holds a B.S. in Industrial Management from the Massachusetts Institute of Technology.

Item 11.  Executive Compensation

Compensation of Executive Officers

For fiscal years ended September 30, 2001, October 1, 2000 and October 3, 1999, the compensation awarded or paid to, or earned by the Company’s Chief Executive Officer during the fiscal year ended September 30, 2001, and each of the two other executive officers of the Company whose annual salary and bonus exceeded $100,000 in fiscal 2001 (the “Named Executive Officers”) is shown in the following table:

Summary Compensation Table

		Annual Compensation			Long-Term Compensation
Name and Principal Positions	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)(1)	Options /SARs (#)(4)	All Other Compensation ($)(2)
Robert G. Richards President and Chief Executive Officer(3)	2001 2000	226,180 53,870	— —	— —	2,250 150	30,500 —

John C. Carson Senior Vice President Chief Technical Officer	2001 2000 1999	151,000 151,528 151,528	— 9,680 7,170	3,700 2,600 4,730	— 750 1,500	20,400 23,150 18,390

John J. Stuart, Jr. Senior Vice President Chief Financial Officer	2001 2000 1999	150,700 135,100 135,100	— 15,230 16,770	4,900 600 4,910	— 750 1,500	20,350 20,689 18,330

(1)
As permitted by the rules promulgated by the SEC, no amounts are shown for “perquisites,” where such amounts for the Named Executive Officers do not exceed the lesser of 10% of the sum of such executive bonus salary or $50,000.

(2)
Amounts in this column represent the value of shares contributed to the named individual’s account in the Employee Stock Bonus Plan. Amounts for Fiscal Year 2001 are estimates pending completion of forfeiture allocations for the fiscal year to the accounts of Plan beneficiaries. See “Employee Stock Bonus Plan”.

(3)	Mr. Richards became employed by the Company in June 2000.
(4)	Adjusted to give effect to 1-for-20 reverse split, which was effective September 26, 2001.

Employment Agreements

The Company has no employment agreements with any Named Executive Officer.

Option Grants

The following table sets forth certain information regarding grants of stock options made during the fiscal year ended September 30, 2001 to the Named Executive Officers.

Options Granted During Last Fiscal Year

	Individual Grants
Name	Number of Securities Underlying Options Granted(1)(2)	% of Total Options Granted to Employees in Fiscal Year(3)	Exercise or Base Price ($/Share)(1)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(4)
					5% ($)	10%($)
Robert G. Richards	1,000	1.07%	63.44	11/01/2004	14,284	30,850
	1,250	1.33%	26.56	12/08/2004	7,155	15,409

(1)	Adjusted to give effect to 1-for-20 reverse split effective September 26, 2001.
(2)	Options granted become exercisable upon the earlier of (i) 33% annually over a three-year period after one year from the date of grant, or (ii) a Change in Control of the Company.
(3)	Based on an aggregate of 93,700 options granted under the Company’s option plans in the fiscal year ended September 30, 2001.
(4)
Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The 5% and 10% assumed annual rates of compounded stock price appreciation are from the date the respective options were granted to their expiration date, are mandated by rules of the Securities and Exchange Commission and are not intended to forecast possible future appreciation, if any, in the price of the common stock. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise of the options or the sale of the underlying shares. The actual gains, if any, on the stock option exercises will depend on the future performance of the common stock, the option holder’s continued employment through the option vesting period and the date on which the options are exercised.

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

Aggregated Option Exercises During Last Fiscal Year
and Fiscal Year-End Option Values

	Shares Acquired on	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year End(#)(3)		Value of Unexercised In-the-Money Options at Fiscal Year End($)(4)
Name	Exercise(#)(1)	($)(2)	Exercisable	Unexercisable	Exercisable	Unexercisable
Robert G. Richards	—	—	1,516	984	—	—
John C. Carson(5)	1,667	2,000	4,200	1,250	—	—
John J. Stuart Jr.,	1,667	8,002	2,950	500	—	—

(1)	Adjusted to give effect to 1-for-20 reverse split effective September 26, 2001.
(2)
Represents the fair market value of the Company’s common stock on the date of exercise (based on the closing sales price reported on the Nasdaq SmallCap Market or the actual sales price if the shares were sold by the optionee), less the exercise price, and does not necessarily indicate that the shares were sold by the optionee.

(3)	Includes both in-the-money and out-of-the money options.
(4)	Fair market value of the Company’s common stock on the last trading day of fiscal 2001 ($1.22 per share), less the applicable exercise prices, multiplied by the number of options.
(5)	The amounts for John C. Carson include the holdings of his wife, including amounts held as separate property.

Employee Stock Bonus Plan

All of the Company’s employees are eligible to participate in the Employee Stock Bonus Plan, which is a tax-qualified retirement plan. Employees are enrolled in the plan as of the day following the date on which the employee completes at least one hour of work. In order to share in the Company’s contribution to the plan in any fiscal year of the plan, an employee must have worked a minimum of 1,000 hours during the plan year, and be employed by the Company at the end of the plan year. To date, the plan has been funded only with previously unissued shares of the Company’s common stock and preferred stock; thus the Company has not contributed any cash to the plan. The plan’s assets are allocated annually to the participating employees’ accounts in the respective ratios that each participating employee’s compensation for that year bears to the total compensation of participating employees. An employee’s participation in the plan terminates on his retirement, disability or death, at which time the employee will receive that portion of his or her account which has vested. Generally, an employee’s account vests at a rate of 20% per year after completing three years of employment and is 100% vested after seven years of employment. All executive officers named in the Summary Compensation Table participate in the Company’s Employee Stock Bonus Plan. In the fiscal years ended September 30, 2001, October 1, 2000 and October 3, 1999 the Company contributed 232,190, 6,755 and 16,500 shares of common stock, respectively, to the plan, as adjusted to give effect to the 1-for-20 reverse split effective September 26, 2001, valued at $1,176,830, $462,100 and $500,200, respectively, as of the date of contribution.

The allocation distribution of contributions to beneficiaries of the Employee Stock Bonus Plan had not been completed as of the date of this report. An estimate of the value of contributions to the accounts of the Named Executive Officers for the fiscal year ended September 30, 2001 has been included in “All Other Compensation” in the Summary Compensation Table.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended September 30, 2001, Messrs. Dumont, Seidel and Sollitto served as members of the Compensation Committee. During fiscal 2001, all of the members of the Compensation Committee were non-employee directors. None of the Company’s executive officers has, during fiscal 2001, served on the Board of Directors or the compensation committee of any other entity, any of whose officers served either on the Board of Directors or the Compensation Committee of the Company.

Item 12.    Stock Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of December 31, 2001, certain information with respect to shares beneficially owned by (i) each person who is known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding classes of voting securities, (ii) each director, (iii) the executive officers named in the Summary Compensation Table and (iv) all current directors and executive officers as a group. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided; in computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock. To the Company’s knowledge, the entities named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

Amount and Nature of Beneficial Ownership

Name	Title of Class	Sole Voting or Investment Power		Shared Voting or Investment Power(1)		Aggregate Amount	Percent of Class(2)%
Mel R. Brashears	common	138,750	(3)	—		138,750	2.46
John C. Carson (4)	common	41,054	(5)	810,735	(6)	851,789	15.10
3001 Redhill Ave.,	preferred	—		6,595		6,595	100.00
Costa Mesa, California
Marc Dumont	common	8,707	(7)	—		8,707	*
Maurice C. Inman	common	1,750	(8)	—		1,750	*
Thomas M. Kelly	common	416	(9)	—		416	*
Robert G. Richards	common	2,376	(10)	—		2,376	*
Wolfgang Seidel	common	27,930	(11)	—		27,930	*
Vincent F. Sollitto, Jr.	common	2,450	(12)	—		2,450	*
John J. Stuart, Jr.	common	24,011	(13)	810,735	(6)	834,746	14.80
3001 Redhill Ave.,	preferred	—		6,595		6,595	100.00
Costa Mesa, California
All directors and executive officers	common	247,444	(14)	810,735	(6)	1,058,179	18.76
as a group (9 persons)	preferred	—		6,595		6,595	100.00

*Less than 1%.

(1)	Reflects shares of Common and Series B and Series C Preferred Stock held by the Company’s Stock Bonus Plan; the named individual shares the power to vote and dispose of such shares.
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
(6)
Includes 794,247 shares of common stock and 16,488 shares of common stock issuable upon conversion of Series B and Series C Preferred Stock, all of which are held by the Company’s Stock Bonus Plan, by virtue of the named individual’s shared power to vote and dispose of such shares.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s executive officers and directors and persons who own more than ten percent of a class of the Company’s equity securities registered under the Exchange Act, to file with the Commission reports of ownership and changes in ownership of common stock and other equity securities of the Company. Executive officers, directors and greater than ten percent stockholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on review of this information, including written representations that no other reports were required, the Company believes that during the fiscal year ended September 30, 2001, each of the Company’s executive officers, directors and holders of ten percent or more of the Company’s common stock timely filed all reports required to be filed pursuant to Section 16(a) of the Exchange Act.

Item 13.    Certain Relationships and Related Transactions

The Company has entered into an Assignment of Patent and Intellectual Rights (the “Assignment”) with F. L. Eide (“Eide”), a Vice-President of the Company. As part of his employment agreement, Eide has assigned to the Company all rights and interests to five (5) U.S. Provisional Patent applications owned by him. In consideration for this Assignment, Eide will receive a 1% royalty on the gross sales revenues of any products incorporating elements of the assigned technology for the lifetime of any patents resulting from the Provisional Patent Applications. This Assignment was executed in February 1998.

During fiscal 1998, the Company entered into a sale and licensing of intellectual property rights agreement covering the Company’s Electronic Film System™ to Advanced Technology Products, LLC (“ATPL”). The Company’s then Senior Vice President and Chief Technical Officer, John C. Carson, serves as Managing Member of ATPL. The Company was the successor to the licensed rights and future royalty obligations under this agreement until September 1998, when the Company granted Silicon Film a license to use the technology and intellectual property rights of the Company then deemed necessary to Silicon Film’s business. Silicon Film then agreed to prospectively grant, upon the Company’s request, a license to the Company to access Silicon Film’s technology and intellectual property rights when necessary for the Company to participate in government contracts. In September 1998, another agreement was consummated with ATPL under which the future royalty obligation was reduced in consideration for the issuance of 1,222,125 shares of Silicon Film common stock. No value was recorded by Silicon Film as a result of this transaction due to the uncertainty related to valuing either the consideration given or received in this exchange.

Item 14.    Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Not applicable.

(b) Changes in internal controls. Not applicable.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

Page
Schedule II—Valuation and Qualifying Accounts	36

3.   Exhibits

The following is a list of the exhibits encompassed in this Annual Report on Form 10-K:

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of the Registrant, as amended and currently in effect (1)
3.2	Certificate of Designation of Preferences of Series D Convertible Preferred Stock (2)
3.3	By-laws, as amended to date (3)
4.1	Specimen Common Stock certificate (1)
10.1.1	Employee Stock Bonus Plan and Trust Agreement dated June 29, 1982 effective December 31,1982 (4)
10.1.2	Amendment to Employee Stock Bonus Plan and Trust Agreement dated December 14, 1982 (5)
10.1.3	Amendment to Employee Stock Bonus Plan and Trust Agreement dated September 25, 1990 (1)
10.1.4	Master Trust Agreement for Employee Deferred Benefit Plans dated August 22, 1990 (6)
10.1.5	Amendment to Employee Stock Bonus Plan and Trust Agreement dated October 4, 1993 (7)
10.2	1991 Stock Option Plan (8)
10.3	1995 Stock Option Plan (9)
10.4	1999 Stock Option Plan (10)
10.5	Government Contract DASG60-00-C-0016 dated January 24, 2000 (11)
10.6	Government Contract N39998-97-C-5201 as modified March 9, 2000 (12)
10.7	Government Contract USZA22-00-C-0013 dated August 14, 2000 (13)
10.8	Government Contract N39998-00-C-08118 dated August 31, 2000 (14)
10.9*	Government Contract DAAD17-01-D-0006 dated June 29, 2001
10.10*	Delivery Order 0001 to Government Contract DAAD17-01-D-0006 dated June 29, 2001
10.11*	Government Contract N00173-01-C-2018 dated June 25, 2001
10.12	Form of Indemnification Agreement between the Registrant and its directors and officers (15)
10.13*	Lease Agreement for premises at 3001 Redhill Avenue, Bldg. 3, Costa Mesa, California, dated October 19, 2001
10.14*	Lease Agreement for premises at 3001 Redhill Avenue, Bldg. 4 Downstairs, Costa Mesa, California, dated October 19, 2001
10.15*	Lease Agreement for premises at 3001 Redhill Avenue, Bldg. 4 Upstairs, Costa Mesa, California, dated October 19, 2001
21.1*	Subsidiaries of the Registrant
23.1	Consent of Grant Thornton LLP, Independent Certified Public Accountants
99.1	Periodic Report Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed by the Registrant with this report on December 31, 2001.

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 1991.
(2)	Incorporated by reference to Exhibit 3.2 filed with the Registrant’s Registration Statement on Form S-1 filed with the Commission on October 4, 1999 (Registration Number 333-88385).

(3)	Incorporated by reference to Exhibit 3.2 filed with the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended September 28, 1996.
(4)	Incorporated by reference to Part II of Pre-effective Amendment No. 3 to the S-18 Registration Statement filed with the Commission’s Los Angeles Regional Office on May 27, 1982.
(5)	Incorporated by reference to Part II of Registrant’s Registration Statement on Form S-1 filed with the Commission on March 23, 1983 (Registration No. 2-82596) (the “S-1 Registration Statement”).
(6)	Incorporated by reference to Part II of Pre-effective Amendment No. 3 to the Form S-2 filed with the Commission on March 3, 1987 (Registration No. 33-10134).
(7)	Incorporated by reference to Exhibit 10.16 filed with the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended October 1, 1995.
(8)	Incorporated by reference to Part II of Pre-effective Amendment No. 2 to the Form S-2 filed with the Commission on July 9, 1992 (Registration No. 33-47977).
(9)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-72201), filed February 11, 1999.
(10)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-94071), filed January 4, 2000.
(11)	Incorporated by reference to Exhibit 10.5 filed with the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended October 1, 2000.
(12)	Incorporated by reference to Exhibit 10.6 filed with the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended October 1, 2000.
(13)	Incorporated by reference to Exhibit 10.7 filed with the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended October 1, 2000.
(14)	Incorporated by reference to Exhibit 10.8 filed with the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended October 1, 2000.
(15)	Incorporated by reference to Exhibit 10.9 filed with the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended October 1, 2000.

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

IRVINE SENSORS CORPORATION

By: /s/ Mel R. Brashears

Mel R. Brashears Chairman of the Board Dated: October 8, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Robert G. Richards	/s/ John J. Stuart, Jr.
Robert G. Richards	John J. Stuart, Jr.
Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer) and Director	(Principal Financial and
Dated: October 8, 2002	Chief Accounting Officer)
Dated: October 8, 2002

/s/ Marc Dumont	/s/ Maurice C. Inman, Jr.
Marc Dumont, Director	Maurice C. Inman, Jr., Director
Dated: October 8, 2002	Dated: October 8, 2002

/s/ Thomas M. Kelly	/s/ Wolfgang Seidel
Thomas M. Kelly, Director	Wolfgang Seidel, Director
Dated: October 8, 2002	Dated: October 8, 2002

/s/ Vincent F, Sollitto, Jr.
Vincent F. Sollitto, Jr., Director
Dated: October 8, 2002

CERTIFICATIONS

I, Robert G. Richards, certify that:

1.    I have reviewed this annual report on Form 10-K/A of Irvine Sensors Corporation;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 8, 2002

/s/  Robert G. Richards

Robert G. Richards
Chief Executive Officer
(Principal Executive Officer)

I, John J. Stuart, Jr., certify that:

1.    I have reviewed this annual report on Form 10-K/A of Irvine Sensors Corporation;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 8, 2002

/s/  John J. Stuart, Jr.

John J. Stuart, Jr.
Chief Financial Officer
(Principal Financial and
Chief Accounting Officer)

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
Year ended September 30, 2001:
Allowance for doubtful accounts	$126,400	$36,500	$105,200	$57,700
Inventory reserves	6,187,400	2,510,100	420,100	8,277,400

Year ended October 1, 2000:
Allowance for doubtful accounts	$36,700	$164,400	$74,700	$126,400
Inventory reserves	3,718,800	2,706,700	238,100	6,187,400

Year ended October 3, 1999:
Allowance for doubtful accounts	$10,000	$31,300	$4,600	$36,700
Inventory reserves	2,456,800	2,245,600	983,600	3,718,800

IRVINE SENSORS CORPORATION

Irvine Sensors Corporation
Consolidated Balance Sheets

	September 30, 2001	October 1, 2000
Assets
Current Assets:
Cash and cash equivalents	$380,200	$7,630,900
Marketable securities	156,600	1,230,900
Restricted cash	400,000	–
Accounts receivable, net of allowances of $57,700 in 2001 and $126,400 in 2000	2,685,900	2,322,500
Inventory	1,114,200	489,600
Employee advances	216,900	–
Other current assets	70,400	111,000

Total current assets	5,024,200	11,784,900
Equipment, furniture and fixtures, net	5,542,700	3,049,100
Other assets	574,750	284,350
Goodwill	–	157,300
Capitalized software development costs	–	578,200

	$11,141,650	$15,853,850

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,427,600	$1,107,500
Accrued expenses	1,764,600	1,053,500
Accrued loss on contracts	921,200	582,700
Customer advances	151,500	–
Line of credit	200,000	–
Capital lease obligations – current portion	228,200	345,200

Total current liabilities	5,693,100	3,088,900
Capital lease obligations	180,300	173,800
Net liabilities of discontinued operations	–	4,503,300
Minority interest in consolidated subsidiaries	579,300	501,300

Total liabilities	6,452,700	8,267,300

Commitments and contingencies (Note 9)	–	–
Stockholders’ Equity:
Preferred stock, $0.01 par value, 500,000 shares authorized:
Series B Convertible Cumulative Preferred, 4,300 and 4,300 shares outstanding; aggregate liquidation preference of $64,500	25	25
Series C Convertible Cumulative Preferred, 2,300 and 2,300 shares outstanding; aggregate liquidation preference of $33,000	25	25
Common stock, $0.01 par value, 80,000,000 shares authorized; 3,305,300 and 2,331,900 shares issued and outstanding	33,100	23,300
Common stock warrants and unit warrants; 223,250 and 177,600 outstanding	–	–
Paid-in capital	97,220,300	85,540,200
Accumulated deficit	(92,564,500)	(77,977,000)

Total stockholders’ equity	4,688,950	7,586,550

	$11,141,650	$15,853,850

See Accompanying Notes to Consolidated Financial Statements

Irvine Sensors Corporation
Consolidated Statements of Operations

	Fiscal Year Ended
	September 30, 2001	October 1, 2000	October 3, 1999
Revenues:
Product sales	$5,264,600	$6,105,700	$7,017,900
Contract research and development	5,380,800	4,282,900	4,080,700
Other	11,900	381,200	–

Total revenues	10,657,300	10,769,800	11,098,600

Cost and expenses:
Cost of product sales	5,697,000	4,707,300	5,197,600
Cost of contract revenues	4,364,200	4,087,300	3,163,200
General and administrative	10,770,400	6,967,200	5,498,900
Research and development	5,951,700	4,980,400	3,228,800

	26,783,300	20,742,200	17,088,500

Loss from operations	(16,126,000)	(9,972,400)	(5,989,900)
Interest expense	(141,500)	(144,800)	(102,700)
Interest income	136,400	158,800	33,800

Loss from continuing operations before minority interest and provision for income taxes	(16,131,100)	(9,958,400)	(6,058,800)
Minority interest in loss of subsidiaries	609,600	965,900	738,500
Provision for income taxes	(4,000)	(2,400)	(2,800)

Loss from continuing operations	(15,525,500)	(8,994,900)	(5,323,100)

Discontinued operations:
Loss from operations of discontinued subsidiary	(4,658,400)	(6,043,400)
Gain on disposal of subsidiary	5,596,400	–	–

Gain (loss) from discontinued operations	938,000	(6,043,400)	(3,792,600)

Net loss	$(14,587,500)	$(15,038,300)	$(9,115,700)

Loss per common share:
Basic and diluted loss per share
Loss from continuing operations	$(6.09)	$(4.45)	$(3.41)
Gain (loss) from discontinued operations	0.37	(2.99)	(2.43)

Net loss	$(5.72)	$(7.44)	$(5.84)

Weighted average number of shares outstanding	2,549,500	2,021,400	1,562,200

See Accompanying Notes to Consolidated Financial Statements

Irvine Sensors Corporation
Consolidated Statement of Stockholders’ Equity

	Common Stock Shares Issued		Common Stock Warrants Issued	Preferred Stock Shares Issued		Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
	Number	Amount	Number	Number	Amount
Balance at September 27, 1998	1,422,900	$14,200	8,100	15,350	$150	$56,155,650	$(53,823,000)	$2,347,000
Sale of common stock and common stock units	226,800	2,300	–	–	–	6,125,200	–	6,127,500
Common stock subscribed, 22,200 shares	–	–	–	–	–	600,000	–	600,000
Common stock issued to employee retirement Plan	16,500	150	–	–	–	500,050	–	500,200
Common stock issued to purchase shares of subsidiaries	56,400	550	–	–	–	1,158,700	–	1,159,250
Common stock issued to retire liabilities	9,500	100	–	–	–	282,400	–	282,500
Common stock options exercised	6,000	100	–	–	–	132,300	–	132,400
Series B and Series C preferred stock converted to common stock	2,600	–	–	(1,050)	–	–	–	–
Series D preferred units converted to common stock	10,300	100	–	(2,000)	–	165,400	–	165,500
Common stock warrants exercised	750	–	(750)	–	–	14,000	–	14,000
Net loss	–	–	–	–	–	–	(9,115,700)	(9,115,700)

Balance at October 3, 1999	1,751,750	17,500	7,350	12,300	150	65,133,700	(62,938,700)	2,212,650
Sale of common stock and common stock units	369,750	3,700	–	–	–	16,415,800	–	16,419,500
Issuance of common stock subscribed in 1999	22,200	200	–	–	–	(200)	–	–
Common stock issued to employee retirement Plan	6,800	100	–	–	–	462,000	–	462,100
Common stock issued to retire royalty liabilities	50,000	500	–	–	–	999,500	–	1,000,000
Common stock issued to pay operating expenses	900	–	–	–	–	178,400	–	178,400
Common stock issued to acquire capital assets	100	–	–	–	–	13,500	–	13,500
Common stock options exercised	66,500	700	–	–	–	1,785,200	–	1,785,900
Series B and Series C preferred stock converted to common stock	8,300	100	–	(3,300)	(50)	(50)	–	–
Series D preferred units converted to common stock	23,600	200	–	(2,400)	(50)	(150)	–	–
Series D warrants exercised	9,500	100	–	–	–	208,900	–	209,000
Common stock warrants issued	–	–	195,500	–	–	–	–	–
Common stock warrants exercised	22,500	200	(22,500)	–	–	644,000	–	644,200
Common stock warrants expired	–	–	(2,750)	–	–	–	–	–
Dividends on Series C preferred stock of
Subsidiary	–	–	–	–	–	(300,400)	–	(300,400)
Net loss	–	–	–	–	–	–	(15,038,300)	(15,038,300)

Balance at October 1, 2000	2,331,900	23,300	177,600	6,600	50	85,540,200	(77,977,000)	7,586,550
Sale of common stock and common stock units	603,100	6,100	–	–	–	6,164,250	–	6,170,350
Common stock issued to employee retirement Plan	232,200	2,300	–	–	–	1,174,500	–	1,176,800
Common stock issued to pay operating expenses	10,900	100	–	–	–	151,800	–	151,900
Common stock options exercised	9,600	100	–	–	–	218,300	–	218,400
Common stock warrants issued	–	–	165,600	–	–	865,000	–	865,000
Common stock warrants exercised	117,700	1,200	(117,700)	–	–	2,806,200	–	2,807,400
Common stock warrants expired	–	–	(2,250)	–	–	–	–	–
Cash in lieu for fractional shares resulting form reverse stock split	(100)	–	–	–	–	(350)	–	(350)
Reversal of Series C preferred stock dividends of discontinued subsidiary	–	–	–	–	–	300,400	–	300,400
Net loss	–	–	–	–	–	–	(14,587,500)	(14,587,500)

Balance at September 30, 2001	3,305,300	$33,100	223,250	6,600	$50	$97,220,300	$(92,564,500)	$4,688,950

See Accompanying Notes to Consolidated Financial Statements

Irvine Sensors Corporation
Consolidated Statements of Cash Flows

	Fiscal Year Ended
	September 30, 2001		October 1, 2000		October 3, 1999
Cash flows from operating activities:
Net loss from continuing operations		$(15,525,500)		$(8,994,900)		$(5,323,100)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	$1,571,400		$936,700		$879,450
Non-cash incentive common stock warrants issued	865,000		–		–
Accrued interest on marketable securities	(25,700)		(35,500)		–
Loss on disposal of equipment	638,600		205,200		–
Non-cash employee retirement plan contribution	1,176,800		668,100		500,200
Minority interest in net loss of subsidiaries	(609,600)		(965,900)		(738,500)
Common stock issued to pay operating expenses	151,900		178,400		380,800
(Increase) decrease in accounts receivable	(363,400)		78,500		(634,900)
(Increase) decrease in inventory	(624,600)		1,680,200		(654,300)
(Increase) decrease in other current assets	40,600		30,450		(131,150)
Increase in other assets	(6,200)		(22,150)		—
Increase (decrease) in accounts payable and accrued expenses	2,031,200		(1,224,300)		1,159,100
Increase in accrued loss on contracts	338,500		582,700		–
Increase in customer advances	151,500		–		–
Decrease in deferred revenue	–		–		(50,000)
Increase in royalties accrued—affiliated company	–		–		173,800

Total adjustments		5,336,000		2,112,400		884,500

Net cash used in operating activities		(10,189,500)		(6,882,500)		(4,438,600)

Cash flows from investing activities:
Proceeds from sales of marketable securities	1,250,000		2,437,600		–
Purchase of restricted certificate of deposit	(400,000)		–		–
Purchase of marketable securities	(150,000)		(3,633,000)		–
Capital facilities and equipment expenditures	(3,396,300)		(1,480,100)		(719,000)
Capitalized software	(270,000)		(376,500)		–
Acquisition of intangible assets	(325,500)		(200,700)		(77,200)

Net cash used in investing activities		(3,291,800)		(3,252,700)		(796,200)

Cash flows from financing activities:
Proceeds from issuance of common and
preferred stock and common stock warrants	5,873,900		17,019,500		6,127,400
Proceeds from options and warrants exercised	3,025,800		2,430,100		146,400
Proceeds from Series D Units exercised	–		209,000		165,600
Sale of minority interest in subsidiary	670,000		6,199,300		2,661,100
Proceeds from line of credit	200,000		–		–
Principal payments of notes payable and capital leases	(371,000)		(323,600)		(195,200)

Net cash provided by financing activities		9,398,700		25,534,300		8,905,300

Net cash used in discontinued operations		(3,168,100)		(8,428,500)		(4,310,600)

Net increase (decrease) in cash and cash equivalents		(7,250,700)		6,970,600		(640,100)
Cash and cash equivalents at beginning of period		7,630,900		660,300		1,300,400

Cash and cash equivalents at end of period		$380,200		$7,630,900		$660,300

Noncash investing and financing activities:
Equipment financed with capital leases		$260,500		$97,400		$780,300
Stock sold on a subscription basis		$216,900		–		$600,000
Common stock issued to retire deferred and subordinated royalties payable to affiliated company		$–		$1,000,000		$–
Common stock issued to acquire equipment		$–		$13,500		$–
Conversion of preferred stock to common stock		$–		$100		$500
Exchange of subsidiary stock		$–		$–		$987,700
Stock issued in exchange for shares in subsidiary		$–		$–		$171,600
Costs of financing paid with options in subsidiaries		$–		$–		$38,500

See Accompanying Notes to Consolidated Financial Statements

Irvine Sensors Corporation
Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies

COMPANY OPERATIONS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company generated losses from continuing operations of $15,525,500 and $8,994,900 in fiscal years 2001 and 2000, respectively. In addition, the Company had total stockholders’ equity of $4,688,950 and a working capital deficit of $668,900 at September 30, 2001. These factors, among others, raise doubt about the Company’s ability to continue as a going concern. Management believes that a majority of the losses in recent years have been the result of discretionary investments in subsidiaries for the purpose of attempting to commercialize various technologies. The Company has not been successful in many of these activities, nor has it been able to raise sufficient capital to fund the future development of these technologies. The Company has implemented a plan to sharply curtail such investments in its subsidiaries absent the consummation of appropriate strategic relationships and believes that this reduction in expenses will correspondingly reduce the Company’ future cash requirements. Management has also developed a business plan to reduce its expenditures to levels commensurate with the current business of its parent operation in order to manage its cash flow and maintain its operations for the longer term. This plan included a 20% reduction in salaries to be effective until expected revenue growth is achieved and deferral of major capital expenditures. The Company believes that recent budgetary decisions made by various government agencies could lead to growth in its funded contract business both in fiscal 2002 and beyond. Such growth would be expected to have a favorable impact on the Company’s cash flow and liquidity due to greater absorption of the Company’s relatively fixed indirect expenses through allowable billing rates of government contracts. Accordingly, management believes that the operations of the parent company will generate sufficient cash to meet its continuing obligations for the foreseeable future. However there can be no assurance that this revenue growth will occur or that the Company will successfully implement these plans.

CONSOLIDATION

The consolidated financial statements include the accounts of Irvine Sensors Corporation (the “Company”) and its subsidiaries, Novalog, Inc. (“Novalog”), MicroSensors, Inc. (“MSI”), RedHawk Vision Systems, Inc. (“RedHawk”), iNetWorks Corporation (“iNetWorks”), 3D Microelectronics, Inc. and 3D MicroSystems, Inc. Silicon Film Technologies, Inc. (“Silicon Film”), a former subsidiary of the Company, was dissolved in fiscal 2001 and is reported as discontinued operations. 3Dmicroelectronics and 3D Microsystems are shell corporations and do not have material assets, liabilities or operations. The consolidated financial statements include the affect of reporting Silicon Film as a discontinued operation. All significant intercompany transactions and balances have been eliminated in consolidation.

FISCAL YEAR

The Company’s fiscal year ends on the Sunday nearest September 30. Fiscal 2001 (52 weeks) ended on September 30, 2001, fiscal 2000 (52 weeks) ended on October 1, 2000 and fiscal 1999 (53 weeks) ended on October 3, 1999.

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

REVENUES

The Company’s revenues were derived from shipments of the SIRComm™infrared chip, shipments of functional memory stacks, and the development and manufacture of prototype and sample products for its customers. The Company continues to contract to develop prototypes and provide research, development, design, testing and evaluation of complex detection and control defense systems. The Company’s research and development contracts are usually cost plus fixed fee (best effort) or fixed price and revenues are recognized as costs are incurred and include applicable fees or profits primarily in the proportion that costs incurred bear to estimated final costs. Production orders for memory stacks and SIRCommchips are generally priced in accordance with the Company’s established price list.

The Company provides for anticipated losses on contracts by a charge to income during the period in which they are first identified. The Company records a provision for identified specific contract losses, as well as a general reserve for contract overruns based upon historical expense. The accrual for contract losses is adjusted quarterly based on review of outstanding contracts. Unbilled accounts receivable are stated at estimated realizable value.

United States government contract costs, including indirect costs, are subject to audit and adjustment by negotiations between the Company and government representatives. Indirect contract costs have been agreed upon through fiscal 1998. The government is currently auditing indirect contract costs for fiscal years 1999 and 2000 in preparation for finalizing contract closeouts through those periods. Contract revenues have been recorded in amounts that are expected to be realized upon final settlement.

The Novalog, MSI and RedHawk subsidiaries and the MicroElectronics Products Division (“MPD”) are product-oriented companies with sales primarily to OEM manufacturers. Revenues are recorded when products are shipped. Their terms are FOB shipping point. Novalog generally provides a 90-day warranty on its products, but has never experienced any returns. RedHawk sells a shrink-wrapped software product that has also not experienced any returns. Products sold by the other product-oriented units have largely been for developmental and qualification use to date and have not been sold under formal warranty terms. None of the product-oriented units offers contractual price protection. Accordingly, the Company does not presently maintain any reserves for returns under warranty or post-shipment price adjustment.

RESEARCH AND DEVELOPMENT COSTS

A major portion of the Company’s operations is comprised of customer-funded research and prototype development or related activities. The Company also incurs costs for research and development of new concepts in proprietary products. Such costs are charged to expense as incurred.

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

During 2001, the Company recorded a writedown of $638,600 of its unamortized software development costs. The Company determined the amount of the writedown based on the amount of the unamortized software development costs that exceeded the estimated net realizable value of the RedHawk software in accordance with SFAS 86. The Company determined the net estimated realizable value of the RedHawk software based on the estimated future revenues from the RedHawk product. The writedown is included in cost of product sales.

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

LONG-LIVED ASSETS

The Company continually monitors events or changes in circumstances that could indicate that the carrying amount of long-lived assets to be held and used, including goodwill and intangible assets, may not be recoverable. The determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. When impairment is indicated for a long-lived asset, the amount of impairment loss is the excess of net book value over fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

OTHER ASSETS

Other assets consist principally of patents and trademarks related to the Company’s various technologies. Capitalized costs include amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of patent and trademark applications. These assets are amortized on a straight-line method over their estimated useful life of 10 years. Based on expectations of non-discounted future cash flows compared to the carrying value of the related asset for each subsidiary having a material amount of Other Assets, management does not expect the adoption of FAS 142 in fiscal 2002 to have a material impact on its results of operations.

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

SALES OF STOCK BY SUBSIDIARIES

The Company records the sale of stock by a subsidiary as an equity transaction by recording minority interest, when the subsidiary is newly formed, in the development stage, has limited operating history, or when additional sales of the subsidiary’s stock are expected to fund further development activities. The Company does not record any gains on sales of stock by subsidiaries.

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

RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Earlier adoption of SFAS 142 is permitted. Major provisions of these Statements and their effective dates are as follows:

•
All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

•
Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability

•
Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective September 30, 2002, (or October 1, 2001 if the Company elects early adoption of SFAS 142) all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

•
Effective September 30, 2002, (or October 1, 2001 if the Company elects early adoption of SFAS 142), goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator

•	All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

The Company anticipates adopting SFAS No. 142, as it applies to goodwill and other intangible assets existing prior to June 30, 2001, on October 1, 2001. The Company believes that the adoption of SFAS No. 142 will not have a material impact on its results of operations or financial condition.

The FASB has also issued SFAS No. 143, Accounting for Asset Retirement Obligations, and SFAS #144 Accounting for the Impairment or Disposal of Long-Lived Assets. Under SFAS #143, a liability for an asset retirement obligation is recognized when certain conditions are met, and the retirement cost is capitalized by increasing the carrying amount of the related long-lived asset by an equal amount. SFAS No. 143 is effective for the Company’s fiscal year beginning on October 1, 2001. Management does not believe that the adoption of SFAS #143 will have a material effect on the Company’s consolidated financial statements.

SFAS#144 requires the recognition of an impairment loss on long-lived assets if the carrying amount exceeds its fair value, as determined using undiscounted cash flows expected to result from the use and eventual disposition of the asset. SFAS#144 is effective for the Company’s fiscal year beginning on October 1, 2001. Management has not determined the impact on the Company’s financial statements of adopting of SFAS No. 144.

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

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company accounts for stock-based employee compensation as prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and has adopted the disclosure provisions of Statement of Financial Accounting Standards 123, “Accounting for Stock-based Compensation” (“SFAS 123”). SFAS 123 requires pro forma disclosures of net income and net income per share as if the fair value based method of accounting for stock-based awards had been applied. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period.

RECLASSIFICATIONS

Certain reclassifications have been made to the 2000 and 1999 fiscal year financial statements to conform with the current year presentation.

Note 2 – Issuance of Common Stock and Preferred Stock

On September 26, 2001, a 1-for-20 reverse split of the Company’s common stock approved by stockholders became effective. All references in these financial statements and schedules to the number of shares of common stock of the Company have been restated to give effect to this reverse split.

In December 1998, the Board of Directors authorized a contribution to the Employee Stock Bonus Plan (the Company’s ERISA-qualified Employee Retirement Plan), representing the annual contribution for fiscal year 1999. The contribution was made in 16,500 shares of the Company’s common stock, which have been issued to the Plan.

During fiscal 1999, the Company sold 249,000 shares of unregistered common stock of the Company to accredited investors in connection with a series of private placement offerings, including subscriptions for 22,000 shares that were not issued until fiscal 2000. Included in these offerings was the sale of 13,380 units, which consisted of two shares of unregistered common stock of the Company, one two-year warrant to purchase twenty shares of common stock of Silicon Film owned by the Company and one three-year warrant to purchase twenty common shares of MSI owned by the Company. The transactions resulted in net proceeds of $6,127,500 and subscriptions receivable of $600,000.

During fiscal 1999, the Company issued 9,500 shares of unregistered common stock of the Company to vendors and consultants in exchange for services provided, valued at $282,500 based on the recorded net expenses of the retired obligations. The aggregate market value of the common stock issued, without giving any recognition to possible reduced value due to the unregistered status of the common stock, was $283,400 at the time of the various transactions.

During fiscal 1999, holders of 6,000 common stock options exercised their options to purchase common stock of the Company. The net proceeds were $132,400.

During fiscal 1999, holders of 1,655,000 shares of common stock of Novalog exchanged these shares for 50,900 unregistered shares of common stock of the Company through warrant exercise and other means. These transactions resulted in a decrease of $1,038,000 to the minority interest liability.

During fiscal 1999, the Company issued 5,500 shares of common stock of the Company to an unrelated party in exchange for an ownership interest in ATPL, a related party (See Note 9 – Related Party Transactions). The ownership interest includes 127,500 shares of common stock of Silicon Film and rights to future royalties under the ATPL license terms. The transaction resulted in recording goodwill of $171,600 related to the acquisition of the common stock of Silicon Film, and a net increase of $121,250 to stockholders’ equity, which is net of losses previously allocated to minority interest stockholders.

In fiscal 1999, distribution of vested benefits was made from the Company’s Employee Retirement Plan to former employees. Subsequently, 50 shares of Series B and 50 shares of Series C Convertible Preferred stock were surrendered for conversion into 2,600 shares of common stock. The converted Preferred shares have been retired.

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

During the first quarter of fiscal 2000, the Company sold approximately 1,570 common stock subscription units. Each unit consists of the right to acquire one hundred shares of unregistered common stock of the Company, with registration rights, plus a warrant to purchase ten shares of unregistered common stock of the Company, with registration rights, at an exercise price of $40.00 per share. The Company received approximately $3.6 million in net proceeds from this transaction. In connection with the sale of these subscription units, the Company granted warrants to purchase 19,000 and 11,200 shares of common stock to agents at an exercise price of $29.80 and $40.00 per share, respectively. The issuance of common shares required the Company’s stockholders to approve an amendment to the Company’s Certificate of Incorporation increasing the number of authorized shares of common stock or be required to pay subscribers a registration incentive up to $2,120,900. The stockholders approved the amendment at the Annual Stockholder’s Meeting in February 2000. The Company issued 157,100 shares of common stock to the unit subscribers and subsequently registered these shares in March 2000 (See below). Consequently, the Company reclassified its contingent liability on common stock subscribed of $2,120,900 (recorded as of the end of the Company’s first fiscal 2000 quarter) to stockholders’ equity.

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

During fiscal 2000, the Company issued 900 and 100 shares of its common stock to vendors and consultants in exchange for services provided valued at $178,400, and capital assets valued at $13,500, respectively, based on the recorded net expenses of the retired obligations. The aggregate market value of the common stock issued was $189,500 at the time of the transactions

During fiscal 2000, the Company issued 22,200 shares of its common stock to accredited investors who had subscribed to purchase such stock during fiscal 1999. The Company received approximately $600,000 in net proceeds from this transaction.

During fiscal 2000, at the request of the preferred holders, 100 shares of Series B, 65 shares of Series C and 120 shares of Series D Preferred Stock were converted into 31,900 shares of the Company’s common stock.

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

During fiscal 2000 the Company entered into an Agreement and Plan of Reorganization to acquire substantially all of the assets of Research & Development Leasing, Inc. (“RDL”), a related party (Note 9), by issuance of 50,000 shares of the Company’s common stock to settle $1,000,000 of accrued royalty obligations and to terminate any further obligations under an agreement entered into in April 1980.

During fiscal 2000, the Board of Directors authorized contributions to the Employee Stock Bonus Plan, representing the annual contribution for fiscal year 2000. The contribution was made in 6,800 shares of the Company’s common stock, which have been issued to the Plan.

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

In June 2001, the Company sold 70,800 common stock Units to investors in another offering pursuant to its shelf registration. Each common stock Unit consists of one share of common stock of the Company, plus one five-year warrant to purchase twenty shares of common stock of iNetWorks at an exercise price of $1.00 per share. In connection with the sale of these common stock Units, the Company granted 3,125 Finders’ Warrants to agents, each representing the right to purchase one share of the Company’s common stock and twenty shares of iNetWorks’ common stock at an exercise price of $27.00 and $1.00 per share, respectively. The shelf offering generated net proceeds of $790,500. The warrants to purchase the iNetworks’ common stock were not registered on the shelf.

In July 2001, the Company sold 173,300 common stock Units to investors in another offering pursuant to its shelf registration. Each common stock Unit consists of one share of common stock of the Company, plus one five-year warrant to purchase forty shares of common stock of iNetWorks at an exercise price of $1.00 per share. The shelf offering generated net proceeds of $1,635,600. The warrants to purchase the iNetworks’ common stock were not registered on the shelf.

In September 2001, the Company sold 167,700 shares of common stock of the Company to employees under the 2001 Compensation Plan (See Note 6 – Compensation Plan) to settle compensation and consulting invoices of $293,100, net of expenses. No sales were made to any executive officers under the Plan. These transactions were made at an aggregate discount of approximately $25,400, or 7.9%, from market prices on the dates of subscription. In conjunction with some of the transactions, the Company concurrently made advances to employees in the aggregate amount of $216,900 at September 30, 2001. These advances were substantially repaid in October 2001. During fiscal 2001, the Company issued 10,900 shares of common stock to consultants for services provided, valued at $151,900 based on invoices and service agreements with the providers. The aggregate market value of the common stock issued in settlement of these obligations was $93,660 at the time of the transactions.

During fiscal 2001, the Board of Directors authorized contributions to the Employee Stock Bonus Plan, representing the annual contribution for fiscal year 2001. The contribution was made in 232,200 shares of the Company’s common stock, which have been issued to the Plan.

Note 3 – Common Stock Warrants

Warrants to purchase 750 shares of common stock of the Company were exercised in 1999. The proceeds were $14,000.

During fiscal 2000, the Company granted warrants to purchase 750 and 1,250 shares of the Company’s common stock at an exercise price of $30 per share to individuals for services provided. The value of these warrants was not material.

During fiscal 2000, the Company granted five-year warrants to purchase 1,400 shares of the Company’s common stock at an exercise price of $30 per share to a leasing company in connection with equipment financing. Due to the size of the transaction, no compensation expense was recorded for the issuance of the warrants.

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

Warrants to purchase 22,500 shares of the Company’s common stock were exercised during fiscal 2000 and generated net proceeds of $644,200.

Warrants to purchase 2,750 shares of the Company’s common stock expired during fiscal 2000.

In November 2000, the Company granted warrants to purchase 25,000 shares of the Company’s common stock at an exercise price of $42.20 per share to non-employees for services rendered and as incentives. Two of the recipients were directors of the Company and two provided legal and other consulting services to the Company. The value of the warrants of $865,000 was calculated using the Black-Scholes valuation model, and was recorded as an expense.

Warrants to purchase 117,700 shares of the Company’s common stock were exercised during fiscal 2001, and generated net proceeds of $2,807,400. Warrants to purchase 2,250 shares of the Company’s common stock expired during fiscal 2001.

Warrants to purchase 140,600 shares of the Company’s common stock were granted to investors and agents during the first three quarters of fiscal 2001 in connection with the issuance of common stock as described in Note 2 – Issuance of Common and Preferred Stock.

As of September 30, 2001, there were a total of 223,250 warrants outstanding, of which 2,800 expire in the year 2002, 37,600 expire in the year 2003, 1,650 expire in the year 2004, 42,200 expire in the year 2005 and 139,000 expire in the year 2006.

Note 4 – Series B and Series C Convertible Preferred Stock

The shares of Series B and Series C Convertible Cumulative Preferred Stock, which were originally issued to the Company’s Employee Retirement Plan, each bear a 10 % cumulative annual dividend, which under Delaware law may generally be paid only out of (i) retained earnings or (ii) net profit in the current or preceding fiscal year. To the extent that the dividends are not declared and paid in any fiscal year, the obligation carries over to the next fiscal year. These shares of Series B and Series C Convertible Cumulative Preferred Stock are not redeemable, carry a liquidation preference over the common stock of $15.00 and $30.00, respectively, per share and are convertible, at the option of the holder, into 2.5 shares of common stock for each share of Series B and Series C Convertible Cumulative Preferred Stock, respectively. Distributions of vested benefits made from the Plan to former employees and the subsequent surrender and conversion into shares of common stock are as follows:

	Series B Preferred Stock	Series C Preferred Stock	Common Stock
Distribution dates:
Fiscal 1999	600	450	51,500
Fiscal 2000	2,000	1,300	165,100
Fiscal 2001	–	–	–

The shares of Preferred Series B and Series C tendered for conversion have been retired. Undeclared dividends of $65,200 and $67,500 on the remaining outstanding Preferred Series B and Series C, respectively, will be carried forward to fiscal 2002. The Company has not accrued these dividends due to the accumulated deficit and historical losses.

Note 5 – Series D Convertible Preferred Stock Units

In connection with a Series D Convertible Preferred Stock Unit private placement in fiscal 1998, the Company granted to the placement agent warrants to purchase up to 3,775 units of Series D Convertible Preferred Stock units (“Agent Warrants”) at a price of $110 per unit, which was 110% of the private placement price of the Units. The Series D Convertible Preferred Stock units consist of one share of Convertible Preferred Stock, plus one five-year warrant to purchase one share of common stock of Novalog, Inc., and one five-year warrant to purchase one share of common stock of MSI. Each share of Convertible Preferred Stock is convertible into common stock of the Company at the rate of five shares of common stock for each share of Preferred D. Agent warrants to purchase 1,900 units were exercised during fiscal 2000, which resulted in the issuance of 9,500 shares of common stock of the Company. The Company realized proceeds of $209,000 from this exercise.

Note 6 – Compensation Plan

In September 2001, the Board of Directors adopted the 2001 Compensation Plan. Under this compensation plan, employees and consultants may elect to receive shares of common stock of the Company in lieu of the same amount of cash compensation for services previously rendered. The Board of Directors may determine to issue shares at a discount not to exceed 15% from their fair market value. During fiscal 2001, employees and consultants elected to receive 167,700 shares of common stock in exchange for a reduction in compensation and invoices of $293,100 (see Note 2).

Note 7 – Minority Interest in Subsidiaries

The Company sold Series D Convertible Preferred Stock Units in a private placement to certain accredited investors in December 1997 and January 1998. During the second quarter of fiscal 2000, holders of 125,000 shares of Series D Convertible Preferred Stock Units exercised warrants attached to the Units to purchase 125,000 shares of common stock of MSI at $1.00 per share. The net proceeds of $125,000 were added to the Company’s general funds and are reflected in the consolidated cash position of the Company. The transaction resulted in an increase in minority interest in consolidated subsidiaries of $125,000. The Company’s ownership percentage of MSI was 100% and 98.5% before and after the exercise of the MSI warrants, respectively.

MSI granted 1,204,700, 553,500, and 815,500 options to purchase common shares of MSI stock to employees, officers and directors in fiscal years 2001, 2000, and 1999, respectively. The options were granted at exercise prices of $0.50 and $0.70. The exercise price equaled the estimated fair market value of MSI’s common stock at the date of grant, and there was no compensation expense recorded related to the grant of these options. As of September 30, 2001, there were 1,086,100 options outstanding, with a weighted average exercise price of $0.69 and a weighted average remaining life of 3.21 years. As of September 30, 2001 206,190 stock options were exercisable with a weighted average exercise price of $0.70. If the Company had elected to use the fair value approach using the Black-Scholes option-pricing model to account for these stock options, the Company would have recorded compensation expense of $14,100, $5,900, and $3,800 in fiscal year 2001, 2000, and 1999, respectively. Assumptions of no dividend yield, risk-free interest rate of 5%, an expected lives of three and four years, and a volatility rate of 0% were applied to the options granted during fiscal years 2001, 2000, and 1999.

Novalog granted 303,000, 200,000, and 625,000 options to purchase common shares of Novalog stock to employees, officers and directors in fiscal years 2001, 2000, and 1999, respectively. The options were granted at exercise prices of $1.00 and $1.40. The exercise price equaled the estimated fair market value of Novalog’s common stock at the date of grant, and there was no compensation expense recorded related to the grant of these options. As of September 30, 2001, there were 1,742,900 options outstanding, with a weighted average exercise price of $1.08 and a weighted average remaining life of 2.13 years. As of September 30, 2001, 934,083 stock options were exercisable with a weighted average exercise price of $1.01 per share. If the Company had elected to use the fair value approach using the Black-Scholes option-pricing model to account for these stock options, the Company would have recorded compensation expense of $76,800, $65,800, and $47,000 in fiscal year 2001, 2000, and 1999, respectively. Assumptions of no dividend yield, risk-free interest rates ranging from 4.5% to 5%, an expected life of five years, and a volatility rate of 0% were applied to the options granted during fiscal years 2001, 2000, and 1999.

During fiscal 1999, Silicon Film issued shares of its common and preferred stock to certain existing stockholders for aggregate net proceeds of approximately $2.6 million, which resulted in a corresponding increase in minority interest in consolidated subsidiaries.

During fiscal 2000, Silicon Film issued shares of its common and preferred stock to certain existing stockholders for aggregate net proceeds of approximately $6.2 million, which resulted in a corresponding increase in minority interest in consolidated subsidiaries.

During fiscal 2001, RedHawk sold 1,650,000 shares of its common stock to third parties. The net proceeds of $575,000 from this transaction are reflected in the consolidated cash position of the Company and resulted in a corresponding increase in minority interest in consolidated subsidiaries. Also during fiscal 2001, warrants to purchase 507,000 shares of RedHawk’s common stock were exercised and generated net proceeds of $5,700. The Company’s ownership percentage of RedHawk was 100% and 70% before and after these RedHawk equity transactions, respectively.

Redhawk granted options to purchase 325,700 and 1,965,000 common shares of Redhawk stock to employees, officers and directors in fiscal years 2001, and 2000, respectively. The options were granted at exercise prices of $0.10 and $0.50. The exercise price equaled the estimated fair market value of Redhawk’s common stock at the date of grant, and there was no compensation expense recorded related to the grant of these options. As of September 30, 2001, there were 2,188,600 options outstanding with a weighted average exercise price of $0.14 and a weighted average remaining life of 4.93 years. As of September 30, 2001, 440,657 stock options were exercisable with a weighted average exercise price of $0.11. If the Company had elected to use the fair value approach using the Black-Scholes option-pricing model to account for these stock options, the Company would have recorded compensation expense of $10,500 and $900 in fiscal year 2001 and 2000, respectively. Assumptions of no dividend yield, risk-free interest rate of 5%, an expected lives of three and five years, and a volatility rate of 0% were applied to the options granted during fiscal years 2001 and 2000.

iNetworks granted options to purchase 6,101,700 common shares of iNetworks stock to employees, officers and directors in fiscal year 2001. The options were granted at an exercise price of $0.10. The exercise price equaled the estimated fair market value of iNetworks common stock at the date of grant, and there was no compensation expense recorded related to the grant of these options. As of September 30, 2001, there were 4,561,100 options outstanding with a weighted average exercise price of $0.10 and a weighted average remaining life of 4.58 years. As of September 30, 2001, 909,017 stock options were exercisable. If the Company had elected to use the fair value approach using the Black-Scholes option-pricing model to account for these stock options, the Company would have recorded compensation expense of $5,100 in fiscal year 2001. Assumptions of no dividend yield, risk-free interest rate of 5%, an expected life of ten years, and a volatility rate of 0% were applied to the options granted during fiscal year 2001.

During fiscal 2001, holders of 893,000 common stock options exercised their options to purchase common stock of iNetWorks, which resulted in net proceeds of $89,300. In addition, iNetWorks executed a technology licensing agreement and issued approximately 606,100 shares of its common stock as consideration for the license. The Company’s ownership percentage of iNetWorks was 100% and 95% before and after these option exercises and licensing transaction, respectively.

Note 8 – Discontinued Operations

In September 2001, Silicon Film suspended operations and terminated all of its employees in contemplation of liquidation through bankruptcy proceedings. Silicon Film completed its filing for protection under Chapter 7 of the U.S. Bankruptcy Code in October 2001. Consequently, the accompanying Consolidated Financial Statements reflect Silicon Film as discontinued operations in accordance with Accounting Principles Board Opinion No, 30 “Reporting the results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”). The financial position, results of operations and cash flows of Silicon Film’s business have been classified as discontinued, for all periods presented. During 2001 the Company recognized a gain on the disposal of Silicon Film of $5.6 million, which includes an accrual of $200,000 for expenses related to the liquidation of Silicon Film. The ultimate disposition of Silicon Film’s assets, including intellectual property, will be determined by the final outcome of bankruptcy proceedings. Although the Company has both debt and equity claims against such assets, no value of such claims has been included in the accompanying financial statements.

The following table shows the component assets and liabilities of the Company’s net investment in Silicon Film at October 1, 2000.

Current assets	$2,344,946
Property, plant and equipment, net	1,807,645
Goodwill and other intangible assets, net	300,855
Current liabilities	(1,594,654)

Long-term liabilities	(50,925)
Minority interest obligation	(7,311,247)

Net liabilities of discontinued operations	$(4,503,380)

During fiscal 2000, the Company recorded a cumulative dividend obligation of $300,400 on Silicon Film’s Series C preferred stock pending the satisfaction of future requirements with respect to earnings and liquidity. In connection with Silicon Film’s bankruptcy, the accrued dividend obligation was reversed in fiscal 2001.

Silicon Film reported no material revenue during fiscal years 2001, 2000 and 1999.

Certain notes to these consolidated financial statements have been restated to reflect the Company’s presentation of discontinued operations. Generally, information in the notes has been restated where amounts were included in net earnings from, or net investment in, discontinued operations.

Note 9 – Related Party Transactions

In April 1980, the Company entered into an agreement with R & D Leasing Ltd. (“RDL”), a limited partnership in which the Company’s Chairman of the Board and a Senior Vice-President are general partners with beneficial interests, to develop certain processes and technology related to chip stacking. The Company has exclusively licensed this technology from RDL. The Company’s exclusive rights to the technology extend to all uses, both government and commercial. Since entering into the licensing agreement, the Company had accrued royalty obligations to RDL at the rate of 3.5% of all Company sales of chip stacks using the licensed technology. In October 1989, when the Company’s common stock had a market price of approximately $3.15 per share (giving effect to the 1-for-20 reverse stock split effective September 2001), RDL agreed to defer its royalty claims and subordinate them with respect to all other creditors in exchange for the option to purchase up to 50,000 shares of the Company’s common stock (as adjusted to give effect to the 1-for-20 stock split effective September 2001) at $20 per share, exercisable by applying the deferred royalties to the purchase. As of March 15, 2000, the Company entered into an Agreement and Plan of Reorganization to acquire substantially all of the assets of Research & Development Leasing, Inc. (“RDL”) in exchange for 50,000 shares of the Company’s voting common stock. Prior to March 15, 2000, the Company had been accruing obligations to RDL for a license to exclusive rights to certain processes and technology related to chip stacking. By consummating the Agreement and Plan of Reorganization to acquire RDL’s assets in fiscal 2000, including its patents and technology, the Company settled $1,000,000 of accrued royalty obligations and terminated its obligation for any further licensing payments to RDL. The Company’s Chairman of the Board and a Senior Vice President were the sole stockholders of RDL prior to the Company’s acquisition of RDL’s assets.

The Company has entered into an Assignment of Patent and Intellectual Rights (the “Assignment”) with F. L. Eide (“Eide”), a Vice-President of the Company. As part of his employment agreement, Eide has assigned to the Company all rights and interests to five (5) U.S. Provisional Patent applications owned by him. In consideration for this Assignment, Eide will receive a 1% royalty on the gross sales revenues of any products incorporating elements of the assigned technology for the lifetime of any patents resulting from the Provisional Patent Applications. This Assignment was executed in February 1998.

During fiscal 1998, the Company entered into a sale and licensing of intellectual property rights agreement covering the Company’s Electronic Film System™ to Advanced Technology Products, LLC (“ATPL”). The Company’s Senior Vice President and Chief Technical Officer, John C. Carson, serves as Managing Member of ATPL. The Company was the successor to the licensed rights and future royalty obligations under this agreement until September 1998, when the Company granted its former subsidiary, Silicon Film, a license to use the technology and intellectual property rights of the Company that were necessary to Silicon Film’s business. In September 1998, another agreement was consummated with ATPL under which the future royalty obligation was reduced in consideration for the issuance of 1,222,125 shares of Silicon Film common stock. ATPL separately licensed other technology developed under its funding to the Company in consideration for royalties based on prospective future sales of products incorporating its technology. To date, no such royalties have accrued.

Note 10 – Composition of Certain Financial Statement Captions

	September 30, 2001	October 1, 2000
Accounts receivable:
U.S. government	$1,860,700	$1,386,500
Other customers	825,200	936,000

	$2,685,900	$2,322,500

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

	September 30, 2001	October 1, 2000

Inventory:
Work in process	$892,700	$446,100
Finished goods	221,500	43,500

	$1,114,200	$489,600

Inventory amounts above are stated net of reserves for obsolete inventory of $8,277,400 at September 30, 2001 and $6,187,400 at October 1, 2000.

Title to all inventories remains with the Company. Inventoried materials and costs relate to work in process on customers’ orders and on the Company’s generic module parts and memory stacks, which the Company anticipates it will sell to customers including potential R&D contracts. Work in process includes amounts that may be sold as products or under contracts. Raw materials consist primarily of silicon wafers and other electronic components. Such inventoried costs are stated generally at the total of the direct production costs including overhead. Inventory valuations do not include general and administrative expenses. Inventories are reviewed quarterly to determine salability and obsolescence. A reserve is established for slow moving and obsolete items.

	September 30, 2001	October 1, 2000

Equipment, furniture and fixtures:
Engineering and production equipment	$9,066,200	$8,161,800
Furniture and fixtures	334,400	285,100
Construction in progress	1,697,100	163,700
Computer software programs	1,660,400	826,800
Leasehold improvements	1,278,750	942,700

	14,036,850	10,380,100
Less accumulated depreciation and amortization	(8,494,150)	(7,331,000)

	$5,542,700	$3,049,100

	September 30, 2001	October 1, 2000

Accrued expenses:
Salaries and wages	$774,200	$291,000
Vacation	342,000	313,100
Payroll taxes	371,300	136,200
ESBP contribution	–	206,000
Discontinued Silicon Film	200,000	–
Other accrued expenses	77,100	107,200

	$1,764,600	$1,053,500

Note 11 – Commitments and Contingencies

The Company leases certain facilities and equipment under cancelable and noncancelable capital and operating leases. Minimum payments under capital lease obligations and operating lease commitments existing at September 30, 2001 are as follows:

Fiscal Year	Capital Leases	Operating Leases
2002	$284,900	$725,000
2003	117,700	733,500
2004	41,100	707,400
2005	26,100	336,600
2006	10,900	346,700
Thereafter	–	–

Future minimum lease payments	480,700	$2,849,200

Amounts representing interest	(72,200)
Present value of net minimum lease payments	$408,500

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

In October 2001, a lawsuit was served against the Company in connection with the Company’s guarantee of its former subsidiary, Silicon Film’s abandoned office lease. The maximum amount of this claim is $800,000, including past and future rents and excluding any potential sub-lease rents. The Company is vigorously defending against this action, and has accrued for management’s estimate of the minimum amount of liability as of September 30, 2001.

Note 12 – Income Taxes

The tax effect of significant items comprising the Company’s income tax calculation as of September 30, 2001 and October 1, 2000, are as follows:

	September 30,	October 1,
	2001	2000
Current deferred tax assets:
Reserves not currently deductible	$120,000	$473,000
Long-term deferred tax assets:
Operating loss carryforwards	29,483,000	21,664,000
Tax credit carryforwards	1,522,000	1,691,000
Valuation allowance	(31,125,000)	(23,828,000)

Net deferred tax asset	$–	$–

The differences between the Company’s effective income tax rate and the statutory U.S. federal income tax rate for the fiscal years ended September 30, 2001, October 1, 2000 and October 3, 1999, respectively, related primarily to the total valuation allowance changing $7,297,000 from October 1, 2000 to September 30, 2001 and $1,383,000 from October 3, 1999 to October 1, 2000.

The provision for income taxes for the fiscal years ended September 30, 2001, October 1, 2000 and October 3, 1999, consist of provisions for state income taxes of $4,000, $2,400 and $2,800, respectively. No provisions for federal income taxes have been made in these fiscal years due to the net operating losses.

At September 30, 2001, the Company had net operating loss carryforwards of approximately $82,099,000 for financial reporting and federal income tax purposes expiring in varying amounts from fiscal year 2002 through fiscal year 2021, and $26,919,000 for California tax purposes expiring in varying amounts from fiscal year 2002 through fiscal year 2006, available to offset future federal and California taxable income. In addition, as of September 30, 2001, the Company had investment tax credits and qualified research credits of $361,000 and $1,161,000, respectively, expiring in varying amounts through fiscal year 2021 and available to offset future federal taxes. The ability of the Company to utilize the net operating loss and credit carryforwards may be restricted by certain provisions of the Internal Revenue Code due to changes in ownership of the Company’s common stock.

Note 13 – Stock Option Plans and Employee Retirement Plan

In December 1991, the Board of Directors adopted the 1991 Stock Option Plan to replace the 1981 Stock Option Plan, which had expired. This new Plan was approved by stockholders at the Company’s Annual Meeting in February 1992. Under the 1991 Plan, options to purchase an aggregate of 33,800 shares of the Company’s common stock may be granted to both key management employees and non-employee directors. Options granted may be either Incentive Stock Options or Nonstatutory Stock Options, and the requirements for participation, exercise price and other terms are similar to the 1981 Plan.As of September 30, 2001, options to purchase 3,900 shares at prices ranging from $30.00 to $43.75 per share were outstanding under the 1991 Plan, of which 2,700 were exercisable at September 30, 2001.

In January 1995, the Board of Directors adopted the 1995 Stock Option Plan to replace the 1991 Plan, which was fully subscribed at the time. The 1995 Plan was approved by stockholders at the Company’s Annual Meeting in February 1995. Under the 1995 Plan, options to purchase an aggregate of 35,000 shares of the Company’s common stock may be granted to both key management employees and non-employee directors. In August 1997, the Board of Directors authorized an increase in the number of options to an aggregate of 82,500 shares, which was ratified by stockholders at the Company’s Annual Meeting in February 1998. Options granted may be either Incentive Stock Options or Nonstatutory Stock Options, and requirements for participation, exercise price and other terms are similar to the 1991 Plan. As of September 30, 2001, options to purchase 17,200 shares at prices ranging from $20.00 to $57.50 per share were outstanding under the 1995 Plan, of which 16,200 were exercisable at September 30, 2001.

In November 1998, the Board of Directors approved the 1999 Stock Option Plan. Under the 1999 Plan, options to purchase an aggregate of 50,000 shares of common stock may be granted to both key management employees and non-employee directors. The 1999 Plan was ratified by stockholders at the Company’s Annual Meeting in February 1999. Options granted may be either Incentive Stock Options or Nonstatutory Stock Options. Requirements for participation, exercise price and other terms are similar to the 1991 and 1995 Plans. As of September 30, 2001, options to purchase 35,500 shares at prices ranging from $26.56 to $63.44 per share were outstanding under the 1999 Plan, of which 18,600 were exercisable at September 30, 2001.

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

In December 2000, the Board of Directors approved the 2001 Stock Option Plan. Under the 2001 Plan, options to purchase an aggregate of 75,000 shares of common stock may be granted to both key management employees and non-employee directors. The 2001 Plan was ratified by stockholders at the Company’s Annual Meeting in March 2001. Options granted may be either Incentive Stock Options or Nonstatutory Stock Options. Requirements for participation, exercise price and other terms are similar to the 1991, 1995 and 1999 Plans. As of September 30, 2001, options to purchase 14,800 shares at prices ranging from $20.60 to $25.62 per share were outstanding under the 2001 Plan, of which 12,900 were exercisable at September 30, 2001.

Stock option activity is summarized as follows (adjusted to reflect the 1-for-20 reverse stock split of September 2001):

	Shares	Option Price Per Share
Options outstanding at
September 27, 1998	95,500	$19.60 to $150.00
Granted	33,700	19.60 to 38.40
Exercised	(6,400)	19.60 to 33.80
Cancelled	(5,100)	20.00 to 130.00
Expired	(400)	150.00

Options outstanding at
October 3, 1999	117,300	$19.60 to $125.00
Granted Exercised Cancelled	28,800	26.80 to 59.20
Expired	(67,700)	19.60 to 57.60
	(5,900)	20.00 to 46.20
	(3,600)	100.00 to 125.00

Options outstanding at
October 1, 2000	68,900	$19.60 to $59.20
Granted	93,700	20.60 to 63.44
Exercised Cancelled	(8,400)	19.60 to 31.87
Expired	(2,900)	19.60 to 59.10
	(5,100)	19.60 to 20.00

Options outstanding at
September 30, 2001	146,200	$20.00 to $63.44

A summary of outstanding options exercisable under the 1991, 1995, 1999, 2000 and 2001 Plans is shown below.

Range of exercise prices	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number Exercisable	Weighted average exercise price
$ 20.00 – 29.99	94,900	4	$25.76	19,400	$22.60
30.00 – 39.99	31,300	2	32.68	25,100	32.24
40.00 – 63.44	20,000	4	53.70	5,800	59.09

	146,200			50,300

The Boards of Directors of the Company’s subsidiaries have adopted, and the Company has approved, stock option plans with requirements for participation, exercise price and other terms similar to the options plans of the Company. Under the subsidiary option plans, options may be granted to employees, non-employee directors and other individual service providers of the subsidiary or the Company. Options granted under the subsidiary option plans may be either Incentive Stock Options or Nonstatutory Stock Options. (See Note 7).

Pursuant to SFAS No. 123 “Accounting for Stock Based Compensation,” the Company is required to disclose the effects on the net loss and per share data as if the Company had elected to use the fair value approach to account for all of its employee stock-based compensation plans. Had the compensation cost for the Company’s Plans, including those of its subsidiaries, been determined using the fair value method, the compensation expense would have had the effects of increasing the Company’s net loss for the years ended September 30, 2001, October 1, 2000, and October 3, 1999, to the pro forma amounts of $15,733,857, $15,600,279 and $9,472,843, respectively, with a corresponding pro forma loss per share of $6.17, $7.72 and $6.06, respectively. These pro forma amounts were determined estimating the fair value of each option granted during fiscal 2001, 2000, and 1999 on its grant date, using the Black-Scholes option-pricing model. Assumptions of no dividend yield, risk-free interest rates ranging from 4.5% to 6% which approximate the Federal Reserve Board’s rates for treasuries at the time granted, an expected life of three years, and volatility rates varying from
73.2% to 157.1% were applied to ISC options granted during fiscal years 2001, 2000, and 1999. A volatility rate of 0% was applied to options granted by subsidiaries. The weighted average fair value at the grant date for the options granted during fiscal years 2001, 2000, and 1999 was $1.15, $1.74, and $0.92 per option, respectively.

In fiscal 1982, the Company established an Employee Retirement Plan, which is effective for fiscal year 1982 and thereafter. The plan provides for annual contributions to the Company’s Stock Bonus Trust (“SBT”) to be determined by the Board of

Directors and which will not exceed 15% of total payroll. At the discretion of the Trustee, the SBT will purchase common stock at fair market value or other interest-bearing securities or investments for the accounts of individual employees who will gain a vested interest of 20% in their accounts after three years of service, and 20 % each year of service thereafter, until fully vested after seven years of service. That portion of cash or stock held in an employee’s account and not vested at termination of employment will be redistributed in accordance with a prearranged formula. Management believes that the contributions made by the Company to the SBT, to the extent they relate to government cost-plus-fixed-fee contracts, will be reimbursable by the U.S. government. In fiscal years 2001, 2000 and 1999 the Company’s contributions to the SBT were 232,200, 6,800 and 16,500 shares of common stock, respectively, which had estimated market values of $1,176,800, $462,100 and $500,200, respectively.

Note 14 – Revenues

In fiscal 2001, direct contracts with the U.S. government accounted for 42% of the Company’s revenues, and second-tier government contracts with prime government contractors accounted for 9%. The remaining 49% of the Company’s revenues were derived from non-government sources. Of the 42% related to the U.S. government agencies, the U.S. U.S. Navy, the U.S. Army and the Air Force accounted for 77%, 11% and 12%, respectively. Of the 49% applicable to non-governmental sources, two customers accounted for 24% and 21%, respectively, of the total commercial revenues.

In fiscal 2000, direct contracts with the U.S. government accounted for 20% of the Company’s revenues, and a second-tier government contract with a prime government contractor accounted for 12%. The remaining 68% of the Company’s revenues were derived from non-government sources. Of the 32% related to the U.S. government agencies, the U.S. Army, the U.S. Air Force and the U.S. Navy accounted for 36%, 4% and 21%, respectively, with the remaining revenue of 38% being widely diversified among several other governmental agencies. Of the 68 % applicable to non-governmental sources, two customers accounted for 19% and 23%, respectively, of the total commercial revenues.

In fiscal 1999, direct contracts with the U.S. government accounted for 18% of the Company’s revenues, and a second-tier government contract with a prime government contractor accounted for 19%. The remaining 63% of the Company’s revenues were derived from non-government sources. Of the 18% related to the U.S. government agencies, the U.S. Army, the U.S. Air Force and the U.S. Navy accounted for 54%, 9% and 6%, respectively, with the remaining revenue of 31% being widely diversified among several other governmental agencies. Of the 36% applicable to non-governmental sources, two customers accounted for 33% and 29%, respectively, of the total commercial revenues.

Note 15 – Marketable Securities and Cash Equivalents

The Company’s marketable securities consist of investments in short-term, government-backed securities, and commercial paper. The Company determines proper classification of investments at the time of purchase and re-evaluates such designations at each balance sheet date.

All marketable securities are classified as held-to-maturity, and are stated at amortized cost. Accrued interest is included in interest income in the Statements of Operations. Total accrued interest was $25,700 at September 30, 2001.

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Note 16 – Loss Per Share

Basic and diluted net loss per common share for fiscal years 2001, 2000 and 1999 were calculated as follows:

	2001	2000	1999
Loss per share:
Loss from continuing operations	$(15,525,500)	$(8,994,900)	$(5,323,100)
Gain (loss) from discontinued operations	938,000	(6,043,400)	(3,792,600)

Net loss	$(14,587,500)	$(15,038,300)	$(9,115,700)

Loss per Share:
Loss from continuing operations	$(6.09)	$(4.45)	$(3.41)
Gain (loss) from discontinued operations	0.37	(2.99)	(2.43)

Net loss	$(5.72)	$(7.44)	$(5.84)

Weighted average number of shares outstanding	2,549,500	2,021,400	1,562,200

Note 17 – Summarized Quarterly Financial Information (Unaudited)

The following table presents the Company’s operating results for each of the eight fiscal quarters in the period ended September 30, 2001. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements included in the Annual Report on Form 10-K. In the opinion of management, all necessary adjustments have been included to fairly present the unaudited quarterly results. This data should be read together with the consolidated financial statements and the notes thereto included in this Annual Report on Form 10-K.

	Quarter Ended
	December 31, 2000	April 1, 2001	July 1, 2001	September 30, 2001
Fiscal 2001
Total revenues	$1,943,000	$2,557,800	$3,930,900	$2,225,600
Loss from operations	(4,888,800)	(4,649,500)	(2,533,500)	(4,054,200)
Loss from continuing operations	(4,463,500)	(4,268,800)	(2,121,400)	(4,671,800)
Gain (loss) from discontinued operations	(1,603,500)	(1,264,900)	(1,979,700)	5,786,100

Net income (loss)	(6,067,000)	(5,533,700)	(4,101,100)	1,114,300

Net income (loss) per share
From continuing operations	(1.91)	(1.81)	(0.85)	(1.66)
Discontinued operations	(0.69)	(0.54)	(0.79)	2.06

Net income or loss per share	(2.60)	(2.35)	(1.64)	0.40

Weighted average shares outstanding	2,332,100	2,353,700	2,494,400	2,809,500

	Quarter Ended
	January 2, 2000	April 2, 2000	July 12, 2000	October 1, 2000
Fiscal 2000
Total revenues	3,823,100	2,795,100	2,494,400	2,197,200
Loss from operations	(1,526,500)	(1,842,700)	(2,582,800)	(4,020,400)
Loss from continuing operations	(1,347,400)	(1,648,000)	(2,357,900)	(3,641,600)
Gain (loss) from discontinued operations	(1,150,9700)	(1,246,700)	(1,209,000)	(2,437,000)

Net loss	(2,498,100)	(2,894,700)	(3,566,900)	(6,078,600)

Net income (loss) per share
From continuing operations	(0.75)	(0.89)	(1.12)	(1.68)
Discontinued operations	(0.64)	(0.67)	(0.57)	(1.13)

Net income or loss per share	(1.39)	(1.56)	(1.69)	(2.81)

Weighted average shares outstanding	1,797,400	1,850,600	2,113,000	2,164,500

Note 18 – Subsequent Events

Subsequent to September 30, 2001, the Company sold an aggregate of 1,000,000 shares of the Company’s common stock to investors in offerings pursuant to its shelf registration, which generated net proceeds of $1,160,000. Subsequent to September 30 2001, the Company also sold an aggregate of 162,000 shares of the Company’s common stock to employees pursuant to its stock purchase plan, which generated net proceeds of $184,000.

Note 19 – Reportable Segments

The Company’s operating segments are distinct business units operating in different industries, except the Corporate Headquarters segment, which spans the activities of the other segments. Each segment is separately managed, with separate marketing and distribution systems. The Company’s seven operating segments are Advanced Technology Division (“ATD”), Novalog, Microelectronics Products Division (“MPD”), MicroSensors, Inc. (“MSI”), RedHawk Vision (“RedHawk”), iNetWorks

Corporation (“iNetWorks”) and Corporate Headquarters. All operating segments except MPD meet the criteria for reportable segments disclosure as of September 30, 2001. Since no other operating segments would be included with MPD in a nonspecific category, the Company has included MPD as a reportable operating segment. ATD derives most of its revenues from research and development contracts funded primarily by governmental agencies. Novalog designs, develops and sells proprietary integrated circuits (“ICs”) and related products for use in wireless infrared communication. MPD designs, develops and sells stacked 3D microelectronics for use in a variety of systems applications. MSI develops and sells proprietary micromachined sensors and related electronics. iNetWorks is focused on commercializing Irvine Sensors’ proprietary technology for high-speed telecommunications and Internet routers, including the SuperRouter. Corporate Headquarters provides accounting, inventory control and management consulting services to the consolidated subsidiaries. Corporate revenue consists of charges to the subsidiaries for these services and corporate assets consist of loans to subsidiaries and goodwill for reacquisition of subsidiary stock.

The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies. Segment profit or loss is based on profit or loss from operations before income taxes and minority interest in profit and loss of subsidiaries.

The following information about the Company’s seven business segments is for the year ended September 30, 2001:

						RedHawk	Corporate
	ATD	Novalog	MSI	MPD	iNetWorks	Vision	Headquarters	Totals
Revenues from external customers	5,380,800	$4,511,700	$121,900	$582,500	$11,900	$48,500	$–	$10,657,300
Intersegment revenue	–	–	–	–			2,570,100	2,570,100
Segment software writedown	–	–	–	–	–	(638,600)	–	(638,600)
Segment net Inventory	263,500	653,400	–	197,300	–	–	–	1,114,200
Segment warrant expense	–	–	–	–	–	–	865,000	865,000
Interest income	–	24,900	–	–		5,500	106,000	136,400
Interest expense	82,800	4,400	5,600	8,100	–	1,000	39,600	141,500
Depreciation	693,900	67,500	200,900	44,900	7,600	241,100	315,500	1,571,400
Segment profit (loss)	(4,538,100)	(506,800)	(2,848,000)	(1,560,600)	(2,225,200)	(1,699,500)	(2,736,300)	(16,126,100)
Changes to segment inventory provision	2,296,900	–	–	–	–	–	–	2,296,600
Segment assets	7,477,450	2,151,300	787,200	563,600	28,500	133,600	20,016,900	31,158,550
Expenditures for segment assets	2,556,500	199,200	237,200	128,200	10,900	21,100	829,200	3,982,300

Reconciliation to Consolidated Amounts

Assets
Total assets for reportable segments								31,158,550
Elimination of intersegment assets								(20,016,900)

Total consolidated assets								$11,141,650

The following information about the Company’s seven business segments is for the year ended October 1, 2000:

						RedHawk	Corporate
	ATD	Novalog	MSI	MPD	iNetWorks	Vision	Headquarters	Totals
Revenues from external customers	$4,282,900	$6,308,600	$69,900	$107,100	$–	$1,300	$–	$10,769,800
Intersegment revenue	–	–	–	–	–	–	2,514,700	2,514,700
Segment net Inventory	278,600	189,900	–	21,100	–	–	–	489,600
Interest income	–	6,400	–	–	–	–	152,400	158,800
Interest expense	–	500	4,700	8,200	–	–	131,400	144,800
Depreciation	605,000	79,900	111,500	23,600	–	10,200	106,400	936,600
Segment profit (loss)	(4,442,900)	472,800	(3,299,000)	(978,600)	–	(930,900)	(793,800)	(9,972,400)
Changes to segment inventory provision	2,499,700	–	(238,000)	–	–	–	–	2,261,700
Segment assets	11,578,300	2,239,100	742,500	180,900	–	705,300	24,675,600	40,121,700
Expenditures for segment assets	798,400	46,900	495,500	97,300	–	509,700	191,100	2,138,900

Reconciliation to Consolidated Amounts

Assets
Total assets for reportable segments								40,121,700
Elimination of intersegment assets								(21,459,950)

Total consolidated assets								$18,661,750

The following information about the Company’s five business segments is for the year ended October 3, 1999:

					Corporate
	ATD	Novalog	MSI	MPD	Headquarters	Totals
Revenues from external customers	$4,080,700	$6,787,900	$197,300	$32,700	$–	$11,098,600
Intersegment revenue	–	–	–	–	2,320,000	2,320,000
Interest income	–	2,100	–	–	31,700	33,800
Interest expense	–	500	3,700	700	97,800	102,700
Depreciation	694,950	118,100	58,400	8,000	–	879,450
Segment profit (loss)	(2,275,200)	480,200	(2,637,700)	(746,700)	(810,500)	(5,989,900)
Changes to segment inventory provision	1,463,900	(430,900)	229,000	–	–	1,262,000
Segment assets	5,816,200	2,392,900	503,100	109,050	12,721,100	21,542,350
Expenditures for segment assets	1,163,900	58,400	349,200	55,400	–	1,626,900

Reconciliation to Consolidated Amounts

Assets
Total assets for reportable segments						21,542,350
Elimination of intersegment assets						(12,549,500)

Total consolidated assets						$8,992,850

Irvine Sensors Corporation
Report of Independent Certified Public Accountants

To the Board of Directors
Irvine Sensors Corporation
Costa Mesa, California

We have audited the accompanying consolidated balance sheets of Irvine Sensors Corporation as of September 30, 2001 and October 1, 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/  Grant Thornton LLP

Irvine, California
November 30, 2001

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of the Registrant, as amended and currently in effect (1)
3.2	Certificate of Designation of Preferences of Series D Convertible Preferred Stock (2)
3.3	By-laws, as amended to date (3)
4.1	Specimen Common Stock certificate (1)
10.1.1	Employee Stock Bonus Plan and Trust Agreement dated June 29, 1982 effective December 31,1982 (4)
10.1.2	Amendment to Employee Stock Bonus Plan and Trust Agreement dated December 14, 1982 (5)
10.1.3	Amendment to Employee Stock Bonus Plan and Trust Agreement dated September 25, 1990 (1)
10.1.4	Master Trust Agreement for Employee Deferred Benefit Plans dated August 22, 1990 (6)
10.1.5	Amendment to Employee Stock Bonus Plan and Trust Agreement dated October 4, 1993 (7)
10.2	1991 Stock Option Plan (8)
10.3	1995 Stock Option Plan (9)
10.4	1999 Stock Option Plan (10)
10.5	Government Contract DASG60-00-C-0016 dated January 24, 2000 (11)
10.6	Government Contract N39998-97-C-5201 as modified March 9, 2000 (12)
10.7	Government Contract USZA22-00-C-0013 dated August 14, 2000 (13)
10.8	Government Contract N39998-00-C-08118 dated August 31, 2000 (14)
10.9*	Government Contract DAAD17-01-D-0006 dated June 29, 2001
10.10*	Delivery Order 0001 to Government Contract DAAD17-01-D-0006 dated June 29, 2001
10.11*	Government Contract N00173-01-C-2018 dated June 25, 2001
10.12	Form of Indemnification Agreement between the Registrant and its directors and officers (15)
10.13*	Lease Agreement for premises at 3001 Redhill Avenue, Bldg. 3, Costa Mesa, California, dated October 19, 2001
10.14*	Lease Agreement for premises at 3001 Redhill Avenue, Bldg. 4 Downstairs, Costa Mesa, California, dated October 19, 2001
10.15*	Lease Agreement for premises at 3001 Redhill Avenue, Bldg. 4 Upstairs, Costa Mesa, California, dated October 19, 2001
21.1*	Subsidiaries of the Registrant
23.1	Consent of Grant Thornton LLP, Independent Certified Public Accountants
99.1	Periodic Report Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed by the Registrant with this report on December 31, 2001.

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 1991.
(2)	Incorporated by reference to Exhibit 3.2 filed with the Registrant’s Registration Statement on Form S-1 filed with the Commission on October 4, 1999 (Registration Number 333-88385).
(3)	Incorporated by reference to Exhibit 3.2 filed with the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended September 28, 1996.
(4)	Incorporated by reference to Part II of Pre-effective Amendment No. 3 to the S-18 Registration Statement filed with the Commission’s Los Angeles Regional Office on May 27, 1982.
(5)	Incorporated by reference to Part II of Registrant’s Registration Statement on Form S-1 filed with the Commission on March 23, 1983 (Registration No. 2-82596) (the “S-1 Registration Statement”).
(6)	Incorporated by reference to Part II of Pre-effective Amendment No. 3 to the Form S-2 filed with the Commission on March 3, 1987 (Registration No. 33-10134).
(7)	Incorporated by reference to Exhibit 10.16 filed with the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended October 1, 1995.
(8)	Incorporated by reference to Part II of Pre-effective Amendment No. 2 to the Form S-2 filed with the Commission on July 9, 1992 (Registration No. 33-47977).
(9)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-72201), filed February 11, 1999.
(10)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-94071), filed January 4, 2000.
(11)	Incorporated by reference to Exhibit 10.5 filed with the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended October 1, 2000.
(12)	Incorporated by reference to Exhibit 10.6 filed with the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended October 1, 2000.
(13)	Incorporated by reference to Exhibit 10.7 filed with the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended October 1, 2000.
(14)	Incorporated by reference to Exhibit 10.8 filed with the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended October 1, 2000.
(15)	Incorporated by reference to Exhibit 10.9 filed with the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended October 1, 2000.