Form 10-Q/A
period 2002-03-31
IRVINE SENSORS CORP/DE/
filed 2002-10-09
CIK 357108

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2002

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from to

Commission File Number
001-08402

IRVINE SENSORS CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0280334
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3001 Redhill Avenue, Costa Mesa, California 92626
(Address of Principal Executive Offices)

(714) 549-8211
(Registrant’s Telephone Number, Including Area Code)

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       X         No

As of September 30, 2002, there were 7,033,686 shares of common stock outstanding.

EXPLANATORY NOTE

Irvine Sensors Corporation is hereby amending its Form 10-Q for the interim periods ended March 31, 2002 in response to the SEC’s comments to conform to various “Plain English” and presentation updates of a more recent Registration Statement on Form S-3. No financial changes have been made to the previously reported Consolidated Balance Sheet and Consolidated Results of Operations for the periods presented. Except as expressly stated in this filing, all information contained herein is as of the date of the original filing of this report.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
IRVINE SENSORS CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31, 2002	September 30, 2001
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$285,100	$380,200
Marketable securities	–	156,600
Restricted cash	434,900	400,000
Accounts receivable, net of allowances of $57,300 and $57,700, respectively	1,645,000	2,685,900
Inventory	1,391,600	1,114,200
Employee advances	185,000	216,900
Other current assets	85,400	70,400

Total current assets	4,027,000	5,024,200
Equipment, furniture and fixtures, net	5,220,200	5,542,700
Other assets, net	615,450	574,750

	$9,862,650	$11,141,650

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,617,000	$2,427,600
Accrued expenses	1,951,800	1,764,600
Accrued loss on contracts	772,300	921,200
Customer advances	54,600	151,500
Line of credit	298,900	200,000
Short term notes payable, net of discount of $14,300	85,700	–
Capital lease obligations – current portion	104,500	228,200

Total current liabilities	5,884,800	5,693,100
Capital lease obligations	70,400	180,300
Minority interest in consolidated subsidiaries	508,900	579,300

Total liabilities	6,464,100	6,452,700

Commitments and contingencies	–	–

Stockholders’ Equity:
Preferred stock, $0.01 par value, 500,000 shares authorized;
Series B Convertible Cumulative Preferred, 4,300 shares outstanding; aggregate liquidation preference of $64,500	25	25
Series C Convertible Cumulative Preferred, 2,300 shares outstanding; aggregate liquidation preference of $33,000	25	25
Common stock, $0.01 par value, 80,000,000 shares authorized; 5,558,000 and 3,305,300 shares issued and outstanding	55,600	33,100
Common stock warrants and unit warrants; 572,600 and 223,250 warrants outstanding	–	–
Prepaid employee stock bonus plan contribution	(246,700)	_
Paid-in capital	99,829,800	97,220,300
Accumulated deficit	(96,240,200)	(92,564,500)

Total stockholders’ equity	3,398,550	4,688,950

	$9,862,650	$11,141,650

See Accompanying Condensed Notes to Consolidated Financial Statements.

IRVINE SENSORS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	March 31, 2002	April 1, 2001	March 31, 2002	April 1, 2001
Revenues:
Contract research and development	$1,121,600	$796,000	$2,742,800	$1,496,000
Product sales	1,179,500	1,761,800	2,055,800	3,004,800

Total revenues	2,301,100	2,557,800	4,798,600	4,500,800

Cost and expenses:
Cost of contract revenues	784,800	619,700	2,046,000	1,127,900
Cost of product sales	975,700	1,852,100	1,698,300	2,890,100
General and administrative expense	1,677,500	2,986,800	3,686,000	6,230,900
Research and development expense	336,000	1,748,800	1,072,400	3,790,300

	3,774,000	7,207,400	8,502,700	14,039,200

Loss from operations	(1,472,900)	(4,649,600)	(3,704,100)	(9,538,400)

Interest expense	(17,200)	(35,100)	(28,800)	(67,600)
Interest income	3,800	40,400	6,800	142,100

Loss from continuing operations before minority interest and provision for income taxes	(1,486,300)	(4,644,300)	(3,726,100)	(9,463,900)
Minority interest in loss of subsidiaries	35,200	171,400	70,400	273,300
Provision for income taxes	(15,200)	–	(20,000)	(4,000)

Loss from continuing operations	(1,466,300)	(4,472,900)	(3,675,700)	(9,194,600)

Discontinued operations:
Loss from operations of discontinued subsidiary	–	(1,060,800)	–	(2,406,100)

Net loss	$(1,466,300)	$(5,533,700)	$(3,675,700)	$(11,600,700)

Basic and diluted loss per share:
Loss from continuing operations	$(0.28)	$(1.90)	$(0.75)	$(3.91)
Loss from discontinued operations	–	(0.45)	–	(1.02)

Net loss per common share	$(0.28)	$(2.35)	$(0.75)	$(4.93)

Weighted average number of shares outstanding	5,319,600	2,353,700	4,911,300	2,353,600

See Accompanying Condensed Notes to Consolidated Financial Statements.

IRVINE SENSORS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 Weeks Ended
	March 31, 2002	April 1, 2001
Cash flows from operating activities:
Loss from continuing operations	$(3,675,700)	$(9,194,600)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	688,600	644,100
Noncash compensation	6,700	865,000
Unrealized gain on marketable securities	(300)	(21,800)
Noncash employee retirement plan contribution	353,300	505,400
Minority interest in net loss of subsidiaries	(70,400)	(273,300)
Decrease in accounts receivable	1,040,900	329,300
Increase in inventory	(277,400)	(895,400)
Write-off of employee advances	42,100	–
Increase in other current assets	(15,000)	(81,700)
Increase in accounts payable and accrued expenses	597,500	2,189,500
Decrease in accrued loss on contracts	(148,900)	(91,300)
Increase (decrease) in customer advances	(96,900)	80,000

Total adjustments	2,120,200	3,249,800

Net cash used in operating activities	(1,555,500)	(5,944,800)

Cash flows from investing activities:
Proceeds from sales of marketable securities	156,900	1,250,000
Increase in restricted cash	(34,900)	–
Capital facilities and equipment expenditures	(335,600)	(2,326,600)
Acquisition of other assets	(68,700)	(111,300)
Capitalized software	–	(179,300)
Purchase of marketable securities	–	(150,000)

Net cash used in investing activities	(282,300)	(1,517,200)

Cash flows from financing activities:
Proceeds from issuance of common stock and common stock warrants	1,677,100	1,306,100
Proceeds from line of credit	348,900	–
Payments on line of credit	(250,000)	–
Proceeds from notes payable	100,000	–
Principal payments of capital leases	(123,100)	(179,300)
Employee advances	(10,200)	–
Sale of minority interest in subsidiary	–	641,700
Proceeds from options and warrants exercised	–	1,866,900

Net cash provided by financing activities	1,742,700	3,635,400

Net cash used in discontinued operations	–	(1,511,400)

Net decrease in cash and cash equivalents	(95,100)	(5,338,000)
Cash and cash equivalents at beginning of period	380,200	7,630,900

Cash and cash equivalents at end of period	$285,100	$2,292,900

Noninvesting and financing activities
Equipment financed with capital leases	$2,500	$137,500
Common stock issued to retire indebtedness	$333,900	–

See Accompanying Condensed Notes to Consolidated Financial Statements.

IRVINE SENSORS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – General

The information contained in the following Condensed Notes to Consolidated Financial Statements is condensed from that which would appear in the annual consolidated financial statements. The accompanying unaudited condensed consolidated financial statements do not include certain footnotes and other financial presentations normally required under generally accepted accounting principles. Accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Annual Report on Form 10-K of Irvine Sensors Corporation (the “Company”) for the year ended September 30, 2001. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

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

The consolidated financial statements include the accounts of Irvine Sensors Corporation (“ISC”) and its subsidiaries, Novalog, Inc. (“Novalog”), MicroSensors, Inc. (“MSI”), RedHawk Vision, Inc. (“RedHawk”), iNetWorks Corporation (“iNetWorks”), 3D Microelectronics, Inc. and 3D Microsystems, Inc. All significant intercompany transactions and accounts have been eliminated in the consolidation. Silicon Film was treated as a discontinued operation in 2001 due to its bankruptcy filing.

Note 2 – Common Stock

During the quarter ended December 30, 2001, the Company sold 300,000 common stock units to investors pursuant to its shelf registration statement on Form S-3 which was declared effective in May 2001, generating net proceeds of $300,000. Each common stock unit consisted of (a) one share of common stock of the Company, (b) one five-year warrant to purchase one share of common stock of the Company at an exercise price of $2.19 per share, and (c) one five-year warrant to purchase one share of common stock of iNetWorks Corporation, a subsidiary of the Company, at an exercise price of $0.10 per share. Pursuant to its shelf registration statement, during the first fiscal quarter of 2002, the Company also issued 660,000 shares of common stock to investors generating net proceeds of $817,000, and issued 198,500 shares of its common stock to two creditors in consideration for the cancellation and retirement of $216,400 of existing indebtedness of the Company. During the 13-week period ended March 31, 2002, the Company issued 4,000 shares of its common stock pursuant to an agreement settling a dispute regarding the Company’s guarantee of an obligation of a former subsidiary.

During the 13-week period ended December 30, 2001, the Company issued an aggregate of 194,300 shares of its common stock pursuant to the Company’s 2001 Compensation Plan, which included (a) 162,200 shares issued to employees of the Company in consideration for the cancellation of $184,200 of compensation obligations of the Company and (b) 32,100 shares of its common stock to consultants in consideration for the cancellation of $37,500 of existing indebtedness of the Company. During the 13-week period ended December 30, 2001, the Company received a total of $302,200 of net proceeds from stock subscriptions under the 2001 Compensation Plan. During the quarter ended March 31, 2002, the

Company issued an additional 415,910 shares of common stock pursuant to the Company’s 2001 Compensation Plan, which included (a) 397,910 shares issued to employees of the Company in consideration for the cancellation and retirement of $433,300 of compensation obligations of the Company and (b) 18,000 shares of its common stock to a consultant in consideration for the cancellation of $18,000 of existing indebtedness of the Company.

Note 3 – Stock Option Plans and Employee Retirement Plan

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

In October 2001, the Board of Directors authorized a contribution of $600,000 to the Company’s retirement plan, the Employee Stock Bonus Plan (“ESB Plan”), which represented a contribution for the fiscal year ending September 29, 2002. In October 2001, the Company issued 480,000 shares of common stock to the ESB Plan to satisfy this contribution for fiscal year 2002. At March 31, 2002, the unamortized prepaid ESB Plan contribution of $246,700 has been recorded as a prepaid Employee Stock Bonus Plan contribution in equity and will be amortized over the remaining quarters of fiscal year 2002.

Note 4 – Marketable Securities and Cash Equivalents

The Company’s marketable securities consist of investments in short-term, government-backed securities and commercial paper. The Company determines proper classification of investments at the time of purchase and re-evaluates such designations at each balance sheet date. All marketable securities are classified as held-to-maturity and are stated at amortized cost. Unrealized gains are included in interest income in the Company’s statements of operations.

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Note 5 – Inventories, Net

Inventories, net consist of the following:

	March 31, 2002		September 30, 2001
	(Unaudited	)
Work in process	$1,328,400		$892,700
Finished goods	63,200		221,500

Total	$1,391,600		$1,114,200

Inventories have been presented above net of reserves for excess and obsolete inventories of approximately $8,197,100 and $8,183,500 at March 31, 2002 and September 30, 2001, respectively.

Note 6 – Short-Term Debt Instruments

Novalog, a 95% subsidiary of the Company, has a revolving credit line of up to $400,000, bearing interest at a rate of five percent above the prime rate. The credit line is collateralized by a $400,000 certificate of deposit that is recorded as restricted cash on the consolidated balance sheet. The balance of the restricted cash is attributable to the Company’s deposit on its executive life insurance. There was $298,900 of unpaid principal and interest due on this revolving credit line at March 31, 2002.

In March 2002, the Company borrowed $100,000 pursuant to promissory notes payable in May 2002 from two investors, one of whom is a director of the Company. The promissory notes bear no interest, but are partially secured by receivables pursuant to a specific contract. In consideration of the issuance of the notes, investors received an aggregate of 50,000 warrants to purchase the Company’s common stock at an exercise price of $1.20 per share. The warrants are exerciseable nine months from the issuance of the notes payable, have a term of nine months thereafter and are callable by the Company if the stock issuable from the warrants has been registered and the Company’s stock has traded over $2.00 per share for 10 consecutive trading days. The fair value of the warrants of $21,000 has been recorded as a discount to the related notes payable and is being amortized over the term of the notes of 75 days. Subsequent to March 31, 2002, the Company borrowed an additional $100,000 payable in June 2002, with comparable terms from a different investor.

Note 7 – Reportable Segments

The Company’s operating segments are distinct business units operating in different industries, except the Corporate Headquarters segment, which includes the activities of the other segments. Each segment is separately managed, with separate marketing and distribution systems. The Company’s seven operating segments are Advanced Technology Division (“ATD”), Novalog, Microelectronics Products Division (“MPD”), MSI, RedHawk, iNetWorks and Corporate Headquarters. All operating segments except MPD meet the criteria for reportable segments disclosure as of March 31, 2002. Since no other operating segments would be included with MPD in a nonspecific category, the Company has included MPD as a reportable operating segment. ATD derives most of its revenues from research and development contracts funded primarily by governmental agencies. Novalog designs, develops and sells proprietary integrated circuits (“ICs”) and related products for use in wireless infrared communications. MPD designs, develops and sells stacked 3D microelectronics for use in a variety of systems applications. MSI develops and sells proprietary micromachined sensors and related electronics. iNetWorks is focused on commercializing Irvine Sensors’ proprietary technology for high-speed telecommunications and Internet routers, including the SuperRouter. Corporate Headquarters provides accounting, inventory control and management consulting services to the consolidated subsidiaries. Corporate revenue consists of charges to the subsidiaries for these services and corporate assets consist of loans to subsidiaries and goodwill for reacquisition of subsidiary stock.

The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies. Segment loss is based on loss from operations before income taxes and minority interest in loss of subsidiaries.

The following information about the Company’s seven business segments is for the 26-week period ended March 31, 2002:

	ATD	Novalog	MSI	MPD	iNetWorks	RedHawk Vision	Corporate Headquarters	Totals
Revenues from external customers	$2,742,800	$977,100	$379,100	$683,700	$–	$15,900	$–	$4,798,600
Interest income	–	4,300	–	–	–	–	2,500	6,800
Interest expense	8,600	2,900	1,800	900	–	–	14,600	28,800
Depreciation and amortization	399,500	27,000	103,100	29,700	200	15,200	113,900	688,600
Segment operating loss	(1,048,400)	(483,200)	(584,000)	(465,800)	(224,000)	(152,300)	(768,400)	(3,726,100)
Segment assets	6,901,700	1,807,200	703,000	345,250	5,200	100,300	20,945,000	30,807,650
Expenditures for segment assets	345,000	15,400	16,100	22,300	–	–	200	399,000

Reconciliation to Consolidated Amounts
Assets
Total assets for reportable segments								30,807,650
Elimination of intersegment assets								(20,945,000)

Total consolidated assets								$9,862,650

The following information about the Company’s seven business segments is for the 13-week period ended March 31, 2002:

	ATD	Novalog	MSI	MPD	iNetWorks	RedHawk Vision	Corporate Headquarters	Totals
Revenues from external customers	$1,121,600	$583,700	$368,400	$220,700	$–	$6,700	$–	$2,301,100
Interest income	–	1,800	–	–	–	–	2,000	3,800
Interest expense	6,500	1,200	400	800	–	–	8,300	17,200
Depreciation and amortization	207,300	13,700	50,800	14,400	100	7,600	56,300	350,200
Segment operating loss	(357,600)	(293,200)	(92,800)	(266,900)	(113,500)	(119,800)	(242,500)	(1,486,300)
Expenditures for segment assets	231,600	8,900	3,600	13,200	–	–	–	257,300

After giving effect to the deconsolidation of Silicon Film, the Company had the following four reportable segments as of April 1, 2001: ATD, Novalog, MSI and Corporate Headquarters. The following information about the four segments is for the 26-week period ended April 1, 2001.

	ATD	Novalog	MSI	Corporate Headquarters	Other	Totals
Revenues from external customers	$1,496,000	$2,763,200	$15,600	$–	$226,000	$4,500,800
Interest income	–	17,700	–	100,800	23,600	142,100
Interest expense	35,000	–	2,900	26,000	3,700	67,600
Depreciation and amortization	317,200	29,500	89,800	81,500	126,100	644,100
Segment operating loss	(3,237,500)	(201,400)	(1,881,700)	(1,717,200)	(2,426,100)	(9,463,900)
Segment assets	6,913,200	3,464,600	721,900	26,860,700	1,096,250	39,056,650
Expenditures for segment assets	1,686,800	34,200	62,700	706,000	250,600)	2,740,300

Reconciliation to Consolidated Amounts

Assets
Total assets for reportable segments						39,056,650
Elimination of intersegment assets						(26,860,700)

Total consolidated assets						$12,195,950

The following information about the four segments is for the 13-week period ended April 1, 2001.

	ATD	Novalog	MSI	Corporate Headquarters	Other	Totals
Revenues from external customers	$796,000	$1,659,700	$8,500	$–	$93,600	$2,557,800
Interest income	–	6,800	–	13,000	20,600	40,400
Interest expense	19,800	–	700	12,900	1,700	35,100
Depreciation and amortization	135,900	14,100	48,400	78,500	65,000	341,900
Segment operating loss	(1,681,400)	(62,800)	(853,300)	(374,600)	(1,672,200)	(4,644,300)
Expenditures for segment assets	717,000	26,900	40,300	422,500	137,300	1,344,000

Note 8 – Commitments and Contingencies

A class action in the form of several lawsuits was served against the Company and five of its present and former officers and directors in March 2002. The class action purports to seek damages on behalf of a class of stockholders who purchased shares of Irvine Sensors’ stock in reliance on allegedly false statements regarding the prospects for the EFS-1 product being developed by Silicon Film Technologies, Inc., a former subsidiary of the Company. The Company believes that those lawsuits are without merit and intends to defend the action vigorously.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Report contains forward-looking statements regarding Irvine Sensors Corporation and its subsidiaries (collectively, the “Company”), which include, but are not limited to, statements concerning projected revenues, expenses, gross profit and income, market acceptance of the Company’s products, the competitive nature of the Company’s business and its markets, the success and timing of new product introductions and commercialization of the Company’s technologies, the need for additional capital and the outcome of pending litigation. These forward-looking statements are based on the Company’s current expectations, estimates and projections about the Company’s industry, management’s beliefs, and certain assumptions made by management. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “estimates,” “should,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, the Company’s actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Such factors include, but are not limited to the following:

•	the ability of the Company to secure additional research and development contracts;

•	the ability of the Company to introduce new products, gain broad market acceptance for such products and ramp-up manufacturing in a timely manner;

•	the pace at which new markets develop;

•	the response of competitors, many of whom are bigger and better financed than the Company;

•	the Company’s ability to successfully execute its business plan and control costs and expenses;

•	the availability of additional financing;

•	the Company’s ability to establish strategic partnerships to develop the business of its subsidiaries;

•	the depressed market capitalization of the Company;

•	general economic and political instability; and

•	those additional factors which are listed under the section “Risk Factors” at the end of Item 2 of this Report.

The Company does not undertake any obligation to revise or update publicly any forward-looking statements for any reason. Additional information on various risk and uncertainties potentially affecting the Company’s results are discussed below and are contained in publicly filed disclosures available through the Securities and Exchange Commission EDGAR database (http://www.sec.gov) or from the Company’s Investor Relations Department.

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

Results of Operations

Revenues

The Company’s contract revenue for the 13-week and 26 week periods ended March 31, 2002 was $1,121,600 and $2,742,800, respectively, which represented an increase of $325,600, or 41%, and $1,246,800, or 83%, respectively, for the 13-week and 26-week periods ended April 1, 2001. The increase in contract revenue is primarily attributable to the receipt of new funded contracts allowing the Company to allocate more resources to the performance of contract backlog during the current period as opposed to internal research and development during the comparable period of fiscal 2001.

The Company’s product sales decreased $582,300 or 33% and $949,000 or 32% for the 13 and 26-week periods ended March 31, 2002, respectively, compared to the 13-week and 26-week periods ended April 1, 2001. This reduction primarily reflects a decrease in Novalog sales attributable to the decline in the sales of Palm Computing, a major customer, which was partially offset by increased sales of MPD products.

Total contract and product sales revenues for the 13-week period ended March 31, 2002 were $2,301,100, a decrease of $256,700 or 10% compared to the $2,557,800 realized in the 13-week period ended April 1, 2001. Total contract and product sales revenues for the 26-week period ended March 31, 2002 were $4,798,600, an increase of $297,800 or 7% compared to the $4,500,800 of total revenues in the 26-week period ended April 1, 2001. Based on notices of pending government contract awards, the Company expects that its contract revenue will continue to represent a higher percentage of its total revenue compared to revenue from product sales for the balance of fiscal 2002. However, there can be assurance that the Company will win the pending awards.

Cost of Revenues

The Company’s cost of contract revenue for the 13-week period ended March 31, 2002 was $784,800, which represented an increase of $165,100, or approximately 27%, from $619,700 for the 13-week period ended April 1, 2001. However, the cost of contract revenues as a percentage of contract revenues decreased to 70% in the 13-week period ended March 31, 2002 from 78% in the 13-week period ended April 1, 2001. For the 26-week period ended March 31, 2002, the cost of contract revenues was $2,046,000, an increase of $918,100 or 81% from $1,127,900 for the 26-week period ended April 1, 2001. The cost of contract revenues as a percentage of contract revenues was 75% during the 26-week period ended March 31, 2002 as compared to 75% for the 26-week period ended April 1, 2001. The increase in costs of contract revenues for both the 13-week and 26-week periods was primarily attributable to the additional costs incurred to generate the increased revenues from funded contracts, many of which are of a cost-plus-fixed fee nature. The improved margin on contract revenues in the 13-week period ended March 31, 2002, reflects lower labor costs due to salary reductions during the period.

The Company’s cost of product sales for the 13-weeks ended March 31, 2002 was $975,700, a decrease of $876,400, or 47%, from $1,852,100 for the 13-week period ended April 1, 2001. The cost of product sales for the 26-week period ended March 31, 2002 was $1,698,300, a decrease of $1,191,800, or 41%, from $2,890,100 for the 26-week period ended April 1, 2001. The 13-week and 26-week reductions were directly attributable to a decline in the volume of products sold during those periods in fiscal 2002 versus the comparable periods of fiscal 2001. The cost of product sales as a percentage of product sales decreased from 105% to 83% in the 13-week period ended March 31, 2002 compared to the 13-week period ended April 1, 2001, and decreased from 96% to 83% in the 26-week period ended March 31, 2002 versus April 1, 2001. The increase in gross margins during the 13-week and 26-week periods reflects a different product mixture in the current periods incorporating a greater contribution from higher margin stacked memory products sold by MPD.

Research and Development Expense

The Company’s research and development expense for the 13-week period ended March 31, 2002 was $336,000, which represented a decrease of $1,412,800, or approximately 81%, from $1,748,800 for the 13-week period ended April 1, 2001. For the 26-week period ended March 31, 2002, research and development expenses declined $2,717,900, or 72%, to $1,072,400 from $3,790,300 for the 26-week period ended April 1, 2001. Research and development expense represented approximately 15% of the Company’s total revenue for the 13-week period ended March 31, 2002, compared to approximately 68% of the Company’s total revenue for the 13-weeks ended April 1, 2001. For the 26-week period ended March 31, 2002, research and development expense represented approximately 22% of total revenue versus 84% for the 26-week period ended April 1, 2001. These substantial decreases in both absolute amount and percentage of total revenue are attributable to a shift of resources from internally funded research, particularly to support the business plans of subsidiaries, and an increased focus on third-party contract-funded work, which results in less unreimbursed research and development expense. The Company currently intends to continue focusing its efforts and resources more on third party contract-related work than on internal research and development. Accordingly, the Company does not believe that its research and development expense will increase significantly, either in absolute amount or as a percentage of total revenue, in the near future.

General and Administrative Expense

General and administrative expense for the 13-week and 26-week periods ended March 31, 2002 was $1,677,500, or 73% of total revenue, and $3,686,000, or 77% of total revenue, respectively. These figures compared to $2,986,800 and $6,230,900, respectively, for the comparable 13-week and 26-week periods ended April 1, 2001. The current fiscal year figures were reductions of $1,309,300, or 44%, and $2,544,900, or 41%, respectively, compared to the prior year 13-week and 26-week periods ended April 1, 2001. This decrease was largely attributable to substantial across-the-board salary and expense reductions in the Company’s parent and subsidiary operations during the first half of fiscal 2002 versus the comparable period of fiscal 2001. Management believes that salary and expense reductions will also favorably impact general and administrative expense in the second half of fiscal 2002.

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

Liquidity and Capital Resources

At March 31, 2002, the Company had consolidated cash and cash equivalents of $285,100, which represents a decrease of $95,100 from $380,200 as of September 30, 2001. The net cash used in operating activities was $1,555,500 during the first 26-week period of fiscal 2002. The primary use of cash was to fund the loss from the Company’s continuing operations.

The Company used a net of $282,300 of cash in investing activities during the first 26 week period of fiscal 2002, consisting of $68,700 invested primarily in patents, $335,600 invested in capital facilities and equipment, a $34,900 increase in restricted cash which was offset by $156,900 in proceeds from sales of marketable securities. Except for lease agreements for the acquisition of capital equipment, the Company had no other material capital commitments as of March 31, 2002.

During the first 26 week period of fiscal 2002, the Company generated net cash of $1,742,700 from financing activities. Cash provided by financing activities included $300,000 from the sale of common stock units, $816,900 from the sale of common stock, and $587,900 from stock subscriptions received. Cash provided by financing activities also included $100,000 of aggregate principal amount of non-interest bearing promissory notes issued in March 2002. The notes mature 75 days from issuance. In lieu of interest, the Company issued to the promissory note investors warrants to purchase up to 50,000 shares of the Company’s common stock at a price per share of $1.20. The warrants become exercisable nine months after issuance and expire 18 months after issuance. During the first 26 week period of fiscal 2002, the Company’s subsidiary, Novalog, borrowed $348,900 from and made payments of $250,000 on its revolving credit line. The credit line is for borrowings up to $400,000, and is secured by restricted cash of $400,000. As of March 31, 2002, $298,900 was outstanding under this credit line.

Net cash provided by equity and minority interest transactions was reduced by principal payments on capital leases payable of $123,100 during the 26-week period ended March 30, 2002. As a result of net losses during the first 26 weeks of fiscal 2002, partially offset by cash provided by financing activities, the Company’s consolidated working capital deficit increased from $668,900 at September 30, 2001 to $1,857,800 at March 31, 2002. The bulk of this increased working capital deficit is due to pre-contractual activity undertaken by the Company to support expected new U.S. government contracts. Approximately $640,000 of this pre-contractual activity was funded and invoiced pursuant to a contract modification received after March 31, 2002. Management believes that the balance of such pre-contractual work will be substantially funded during the remainder of fiscal 2002, although there is no guarantee that the Company will receive such funding. Furthermore, the timing of any such reimbursement is subject to risks and delays. While management believes that its government-funded contract business and its stacked-memory business will continue to grow during the remainder of fiscal 2002, it may take several months for the Company to receive payment for receivables generated by anticipated new contract-related work. Accordingly, management continues to believe that it will need to either obtain interim financing of such receivables or raise at least an additional $750,000 to fund its operations in the near future. While the Company believes that it will be able to obtain such financing, and that its projected operating results and such financing will meet its cash requirements for the immediate future; there can be no assurance that the Company will be able to secure any required financing to continue its operations.

Contracts with government agencies may be suspended or terminated by the government at any time, subject to certain conditions. Similar termination provisions are typically included in agreements with prime contractors. Since its inception, the Company has experienced such termination of its contracts on three occasions. There is no assurance the Company will not experience suspensions or terminations in the future. Any such termination, if material, could cause a disruption of the Company’s revenue stream, adversely affect the Company’s results of operations and could result in employee layoffs. At March 31, 2002, the Company’s funded backlog was approximately $2.2 million compared to approximately $2.1 million at September 30, 2001 and $4.0 million at April 1, 2001.

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

Risk Factors

Our future operating results are highly uncertain. Before deciding to invest in Irvine Sensors or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report, our Annual Report on Form 10-K, as amended, our Quarterly Reports on Form 10-Q, as amended, and in our other filings with the Commission, including any subsequent reports filed on Forms 10-K, 10-Q and 8-K. The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business and results of operations. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

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

Our ability to exploit our own technologies may be constrained by the rights of third parties who could prevent us from selling our products in certain markets or could require us to obtain costly licenses.    Other companies may hold or obtain patents or inventions or may otherwise claim proprietary rights to technology useful or necessary to our business. We cannot predict the extent to which we may be required to seek licenses under such proprietary rights of third parties and the cost or availability of these licenses. While it may be necessary or desirable in the future to obtain licenses relating to one or more proposed products or relating to current or future technologies, we cannot assure you that we will be able to do so on commercially reasonable terms, if at all. If our technology is found to infringe upon the rights of third parties, or if we are unable to gain sufficient rights to use key technologies, , our ability to compete would be harmed and our business, financial condition and results of operations would be materially and adversely affected.

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

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

A class action in the form of several lawsuits was served against the Company and five of its present and former officers and directors in March 2002. The class action purports to seek damages on behalf of a class of stockholders who purchased shares of Irvine Sensors’ stock in reliance on allegedly false statements regarding the prospects for the EFS-1 product being developed by Silicon Film Technologies, Inc., a former subsidiary of the Company. The Company believes that those lawsuits are without merit and intends to defend the action vigorously.

Item 2.    Changes in Securities and Use of Proceeds.

(c)  In March 2002, the Company issued $100,000 aggregate principal amount of non-interest bearing promissory notes to two private investors, including Wolfgang Seidel, one of the Company’s outside directors. The notes mature 75 days from issuance. In connection with this loan, the Company also issued to the investors warrants to purchase up to 50,000 shares of the Company’s common stock at a price per share of $1.20. The warrants become exercisable nine months after issuance and expire 18 months after issuance. Mr. Seidel received half of these warrants. The Company believes the issuance of the warrants was exempt from registration under the 1933 Securities Act (the “Act”) pursuant to the private placement exemption available under Section 4(2) of the Act.

On March 18, 2002, the Company issued 4,000 shares of its common stock to Delphi Engineering Group as part of a settlement agreement of a dispute in the amount of $4,600 regarding the Company’s guarantee of a $180,000 obligation of a former subsidiary. The Company believes the issuance of these shares was exempt from registration under the Act pursuant to the private placement exemption available under Section 4(2) of the Act.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits.

10.1	*	Contract No. F30602-02-C-0030, by and between the Company and the Air Force Research Laboratory.

10.2	*	Contract No. DAAB07-02-C-F608, by and between the Company and the U.S. Army.

10.3	*	Contract No. N3998-02-C-4510, by and between the Company and the Department of Defense.

10.4	*	Form of Note and Warrant issued by the Company.

99.1		Periodic Report Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed by the Registrant with this report on May 3, 2002.

(b)  Reports on Form 8-K.

Form 8-K filed on January 10, 2002, posting a period message from Robert G. Richards, Chief Executive Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 8, 2002	Irvine Sensors Corporation (Registrant)

	By:	/s/ John J. Stuart, Jr.

John J. Stuart, Jr. Chief Financial Officer (Principal Accounting Officer)

CERTIFICATIONS

I, Robert G. Richards, certify that:

1.    I have reviewed this periodic report on Form 10-Q/A of Irvine Sensors Corporation;

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

Date: October 8, 2002

/s/ Robert G. Richards

Robert G. Richards, Chief Executive Officer (Principal Executive Officer)

I, John J. Stuart, Jr., certify that:

1.    I have reviewed this periodic report on Form 10-Q/A of Irvine Sensors Corporation;

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

Date: October 8, 2002

/s/ John J. Stuart, Jr.

John J. Stuart, Jr., Chief Financial Officer (Principal Financial and Chief Accounting Officer)