Form 10-Q/A
period 2002-06-30
IRVINE SENSORS CORP/DE/
filed 2002-10-09
CIK 357108

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

EXPLANATORY NOTE

Irvine Sensors Corporation is hereby amending its Form 10-Q for the interim periods ended June 30, 2002 in response to the SEC’s comments to conform to various “Plain English” and presentation updates of a more recent Registration Statement on Form S-3. No financial changes have been made to the previously reported Consolidated Balance Sheet and Consolidated Results of Operations for the periods presented. Except as expressly stated in this filing, all information contained herein is as of the date of the original filing of this report.

PART I –  FINANCIAL INFORMATION

Item 1.  Financial Statements
IRVINE SENSORS CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30, 2002	September 30, 2001
	(Unaudited )
Assets
Current assets:
Cash and cash equivalents	$1,122,900	$380,200
Marketable securities	–	156,600
Restricted cash	435,100	400,000
Accounts receivable, net of allowances of $57,300 and $57,700, respectively	1,922,300	2,685,900
Inventory, net	1,233,000	1,114,200
Employee advances	–	216,900
Other current assets	130,600	70,400

Total current assets	4,843,900	5,024,200
Equipment, furniture and fixtures, net	5,077,500	5,542,700
Other assets, net	645,550	574,750

	$10,566,950	$11,141,650

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,256,000	$2,427,600
Accrued expenses	1,572,700	1,764,600
Accrued loss on contracts	423,800	921,200
Customer advances	69,600	151,500
Line of credit	400,000	200,000
Short term notes payable, net of discount of $27,600	122,400	–
Current portion – capital lease obligations	71,000	228,200

Total current liabilities	5,915,500	5,693,100
Capital lease obligations, less current portion	57,900	180,300
Minority interest in consolidated subsidiaries	485,300	579,300

Total liabilities	6,458,700	6,452,700

Commitments and contingencies	–	–

Stockholders’ Equity:
Preferred stock, $0.01 par value, 500,000 shares authorized;
Series B Convertible Cumulative Preferred, 4,300 shares outstanding; aggregate liquidation preference of $64,500	25	25
Series C Convertible Cumulative Preferred, 2,300 shares outstanding; aggregate liquidation preference of $33,000	25	25
Common stock, $0.01 par value, 80,000,000 shares authorized; 6,857,300 and 3,305,300 shares issued and outstanding	68,600	33,100
Prepaid employee stock bonus plan contribution	(39,900)	–
Paid-in capital	102,043,900	97,220,300
Accumulated deficit	(97,964,400)	(92,564,500)

Total stockholders’ equity	4,108,250	4,688,950

	$10,566,950	$11,141,650

See Accompanying Condensed Notes to Consolidated Financial Statements

IRVINE SENSORS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	June 30,	July 1,	June 30,	July 1,
	2002	2001	2002	2001
Revenues:
Contract revenues	$2,919,500	$1,896,400	$5,662,300	$3,392,400
Product sales	1,021,000	2,034,500	3,076,800	5,039,300

Total revenues	3,940,500	3,930,900	8,739,100	8,431,700

Cost and expenses:
Cost of contract revenues	1,752,300	1,762,200	3,798,300	2,890,100
Cost of product sales	1,338,600	1,417,900	3,036,900	4,308,000
General and administrative expense	1,967,400	2,028,800	5,653,400	8,259,700
Research and development expense	541,400	1,255,500	1,613,800	5,045,800

Total costs and expenses	5,599,700	6,464,400	14,102,400	20,503,600

Loss from operations	(1,659,200)	(2,533,500)	(5,363,300)	(12,071,900)

Interest expense	(79,400)	(24,900)	(108,200)	(92,500)
Interest income	3,900	7,700	10,700	149,800

Loss from continuing operations before minority interest and provision for income taxes	(1,734,700)	(2,550,700)	(5,460,800)	(12,014,600)
Minority interest in loss of subsidiaries	23,600	109,700	94,000	383,000
Provision for income taxes	(13,100)	–	(33,100)	(4,000)

Loss from continuing operations	(1,724,200)	(2,441,000)	(5,399,900)	(11,635,600)

Discontinued operations:
Loss from operations of discontinued subsidiary	–	(1,660,100)	–	(4,066,200)

Net loss	$(1,724,200)	$(4,101,100)	$(5,399,900)	$(15,701,800)

Basic and diluted loss per share:
Loss from continuing operations	$(0.30)	$(0.98)	$(1.02)	$(4.81)
Loss from discontinued operations	–	(0.67)	–	(1.68)

Net loss per common share	$(0.30)	$(1.64)	$(1.02)	$(6.49)

Weighted average number of shares outstanding	5,718,700	2,494,400	5,287,600	2,421,200

See Accompanying Condensed Notes to Consolidated Financial Statements

IRVINE SENSORS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 Weeks Ended
	June 30, 2002	July 31, 2002
Cash flows from operating activities:
Loss from continuing operations	$(5,399,900)	$(11,635,600)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	1,041,100	1,026,600
Noncash common stock warrants issued	86,700	865,000
Accrued interest on marketable securities	(300)	(24,300)
Noncash employee retirement plan contribution	560,100	740,400
Minority interest in net loss of subsidiaries	(94,000)	(382,900)
(Increase) decrease in accounts receivable	763,600	(1,097,500)
Increase in inventory	(118,800)	(697,200)
Write-off of employee advances	42,100	–
Increase in other current assets	(60,200)	(160,300)
Increase in accounts payable and accrued expenses	1,666,900	2,501,700
Decrease in accrued loss on contracts	(497,400)	(152,000)
Decrease in customer advances	(81,900)	–

Total adjustments	3,307,900	2,619,500

Net cash used in operating activities	(2,092,000)	(9,016,100)

Cash flows from investing activities:
Proceeds from sales of marketable securities	156,900	1,250,000
Increase in restricted cash	(35,100)	(400,000)
Capital facilities and equipment expenditures	(529,900)	(3,064,900)
Acquisition of other assets	(114,300)	(326,200)
Capitalized software	–	(255,800)
Purchase of marketable securities	–	(150,000)

Net cash used in investing activities	(522,400)	(2,946,900)

Cash flows from financing activities:
Proceeds from issuance of common stock and common stock warrants	2,916,900	4,356,800
Proceeds from line of credit	464,000	120,000
Payments on line of credit	(264,000)	–
Proceeds from notes payable	200,000	–
Principal payments of notes payable	(50,000)	–
Principal payments of capital leases	(169,100)	(288,600)
Employee advances	174,800	–
Sale of minority interest in subsidiary	–	670,000
Proceeds from options and warrants exercised	84,500	3,025,900

Net cash provided by financing activities	3,357,100	7,884,100

Net cash used in discontinued operations	–	(2,722,300)

Net increase (decrease) in cash and cash equivalents	742,700	(6,801,200)
Cash and cash equivalents at beginning of period	380,200	7,630,900

Cash and cash equivalents at end of period	$1,122,900	$829,700

Noncash investing and financing activities:
Common stock issued to retire indebtedness	$1,143,400	$115,300
Equipment financed with capital leases	$2,500	$240,200
Settlement of capital lease obligation	$113,000	–

See Accompanying Condensed Notes to Consolidated Financial Statements

IRVINE SENSORS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – General

The information contained in the following Condensed Notes to Consolidated Financial Statements is condensed from that which would appear in the annual consolidated financial statements. The accompanying unaudited condensed consolidated financial statements do not include certain footnotes and other financial presentations normally required under generally accepted accounting principles. Accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Annual Report on Form 10-K of Irvine Sensors Corporation and its subsidiaries (the “Company”) for the year ended September 30, 2001. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

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

The consolidated financial statements include the accounts of Irvine Sensors Corporation (“ISC”) and its subsidiaries, Novalog, Inc., MicroSensors, Inc. (“MSI”), RedHawk Vision, Inc., iNetWorks Corporation, and 3D Microsystems, Inc. All significant intercompany transactions and accounts have been eliminated in the consolidation. Silicon Film was treated as a discontinued operation in 2001 due to its bankruptcy.

Note 2 – Common Stock

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

During the 13-week period ended December 30, 2001, the Company issued an aggregate of 194,300 shares of its common stock pursuant to the Company’s 2001 Compensation Plan, which included (a) 162,200 shares issued to employees of the Company in consideration for the cancellation of $184,200 of compensation obligations of the Company and (b) 32,100 shares of its common stock to consultants in consideration for the cancellation of $37,500 of existing indebtedness of the Company. During the 13-week period ended March 31, 2002, the Company issued an additional 415,910 shares of common stock pursuant to the Company’s 2001 Compensation Plan, which included (a) 397,910 shares issued to employees of the Company in consideration for the cancellation and retirement of $433,300 of compensation obligations of the Company and (b) 18,000 shares of its common stock to a consultant in consideration for the cancellation of $18,000 of existing indebtedness of the Company. During the 13-week period ended June 30, 2002, the Company issued an additional 247,052 shares of common stock pursuant to the Company’s 2001 Compensation Plan, which included (a) 242,052 shares issued to employees of the Company in consideration for the cancellation and retirement of $309,493 of compensation obligations of the Company and (b) 5,000 shares of its common stock sold to a consultant in consideration for net sales proceeds of $8,925. During the 39-week period ended June 30, 2002, the Company received $730,700 of net cash proceeds from stock subscriptions under the 2001 Compensation Plan.

The following is a summary by 13-week period of the equity transactions in the 39-week period ended June 30, 2002 that involved the issuance of common stock. For all transactions involving cancellation of debt incurred for services, compensation or settlement of liabilities, the valuation was based on the aggregate recorded net expenses of the cancelled obligations, a total amount of $1,712,500 for the 39-week period. This amount represented a 4.5% discount from the approximate $1,794,900 aggregate market value of the issued common stock at the time of the various transactions.

	Common stock shares issued		Net Proceeds or cancellation of debt
	Transactions	13-week subtotal	Transactions	13-week subtotal
Balance at September 30, 2001		3,305,300
Sale of common stock and common stock units
Shelf registration placements	960,000		$1,117,000
Sales to employees under 2001 Compensation Plan	162,200		$184,200

		1,122,200		$1,301,200
Common stock issued to employee retirement plan (see Note 3)		480,000
Employee Stock Bonus Plan contribution				$190,300
Common stock issued to pay operating expenses
Cancellation of creditors debt	198,500		$216,400
Sales to consultants under 2001 Compensation Plan	32,100		$37,500

		230,600		$253,900

Balance at December 30, 2001		5,138,100

Sale of common stock and common stock units
Sales to employees under 2001 Compensation Plan		397,900		$433,300
Employee Stock Bonus Plan contribution				$163,000
Common stock issued to pay operating expenses
Settlement of disputed subsidiary debt guarantee	4,000		$4,600
Sales to consultants under 2001 Compensation Plan	18,000		$18,000

		22,000		$22,600

Balance at March 31, 2002		5,558,000

Sale of common stock and common stock units
Private placement	700,000		$1,230,900
Sales to employees under 2001 Compensation Plan	242,000		$309,500
Sale to consultant	5,000		$8,900

		947,000		$1,549,300
Employee Stock Bonus Plan contribution				$206,800
Common stock issued to pay operating expenses
Cancellation of subsidiary debt		278,700		$500,000
Common stock options exercised		73,600		$84,500

Balance at June 30, 2002		6,857,300		$4,704,900

The following is a summary by category of transaction of aggregate equity transactions in the 39-week period ended June 30, 2002 that involved the issuance of common stock.

	Common stock shares issued	Increase in Stockholders’ Equity
Sale of common stock and common stock units	2,467,100	$3,283,800
Common stock issued to employee retirement plan	480,000	560,100
Common stock issued to pay operating expenses	531,300	776,500
Common stock options exercised	73,600	84,500

Total for 39 weeks ended June 30, 2002	3,552,000	$4,704,900

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

In October 2001, the Board of Directors authorized a contribution of $600,000 to the Company’s retirement plan, the Employee Stock Bonus Plan (“ESB Plan”), which represented a contribution for the fiscal year ending September 29, 2002. The Company’s contribution was based on an estimate of 10% of the Company’s gross salary and wages for fiscal year 2002. In October 2001, the Company issued 480,000 shares of common stock to the ESB Plan to satisfy this contribution for fiscal year 2002. Through June 30, 2002, $560,100 of this contribution has been expensed, and the unamortized prepaid ESB Plan contribution of $39,900 has been recorded as a prepaid Employee Stock Bonus Plan contribution in equity and will be amortized over the remaining quarter of fiscal year 2002. If required, the Company may elect to make an additional contribution at year-end to fulfill the planned 10% contribution level.

Note 4 – Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Note 5 – Inventories, Net

Inventories, net consist of the following:
	June 30, 2002	September 30, 2001
	(Unaudited)
Work in process	$1,151,800	$892,700
Finished goods	81,200	221,500

Total	$1,233,000	$1,114,200

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

In March 2002 and April 2002, the Company borrowed $200,000 pursuant to promissory notes payable in May 2002 and June 2002 from three investors, one of whom is a director of the Company. The promissory notes bear no interest, but are partially secured by receivables pursuant to a specific contract. In consideration of the issuance of the notes, investors received warrants to purchase an aggregate of 100,000 shares of the Company’s common stock at an exercise price of $1.20 per share. The warrants are exercisable nine months from the issuance of the notes payable, have a term of nine months thereafter and are callable by the Company if the stock issuable from the warrants has been registered and the Company’s stock has traded over $2.00 per share for ten consecutive trading days. The fair value of the warrants of $51,000 has been recorded as a discount to the related notes payable and is being amortized over the term of the notes of 75 days. During the 39-week period ended June 30, 2002, the Company recorded amortization expense of $23,400, which is included in interest expense in the consolidated statements of operations. The effective interest rate of the promissory notes is 124%.

In May 2002, the due date of two of the promissory notes, with an aggregate principal value of $150,000, was extended to July 2002 in consideration for the issuance of additional warrants to purchase 40,000 shares of the Company’s common stock at an exercise price of $2.40 per share. The other terms of the additional warrants are similar to those initially issued to the holders of the promissory notes except that the warrants are callable by the Company if the stock issuable from the warrants has been registered and the Company’s stock has traded over $4.00 per share for ten consecutive trading days. The fair value of the additional warrants of $42,000 has been recorded as a discount to the related notes payable and is being amortized over the extended term of the notes. Subsequently, the due dates of the notes were further extended from July 2002 to September 2002 in consideration for interest at the rate of 1.5% per month.

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

The following information about the Company’s seven business segments is for the 39-week period ended June 30, 2002:

	ATD	Novalog	MSI	MPD	iNetWorks	RedHawk Vision	Corporate Headquarters	Totals
Revenues from external customers	$5,662,300	$1,721,500	$533,800	$798,200	$–	$23,300	$–	$8,739,100
Interest income	–	8,000	–	–	–	–	2,700	10,700
Interest expense	12,900	8,500	3,100	1,700	–	–	82,000	108,200
Depreciation and amortization	610,200	41,600	153,500	44,700	300	22,800	168,000	1,041,100
Segment loss	(1,003,900)	(1,014,000)	(921,500)	(759,000)	(249,100)	(142,700)	(1,370,600)	(5,460,800)
Changes to segment inventory provision	12,800	5,900	–	–	–	–	–	18,700
Segment inventory writedown	–	141,500	–	–	–	–	–	141,500
Segment assets	7,616,400	1,827,050	672,400	350,000	5,700	95,400	22,447,900	33,014,850
Expenditures for segment assets	485,500	83,900	39,500	33,000	–	–	2,300	644,200

Reconciliation to Consolidated Amounts
Assets
Total assets for reportable segments								33,014,850
Elimination of intersegment assets								(22,447,900)

Total consolidated assets								$10,566,950

The following information about the Company’s seven business segments is for the 13-week period ended June 30, 2002:

	ATD	Novalog	MSI	MPD	iNetWorks	RedHawk Vision	Corporate Headquarters	Totals
Revenues from external customers	$2,919,500	$744,400	$154,700	$114,500	$–	$7,400	$–	$3,940,500
Interest income	–	3,700	–	–	–	–	200	3,900
Interest expense	4,300	5,600	1,300	800	–	–	67,400	79,400
Depreciation and amortization	210,700	14,600	50,400	15,000	100	7,600	54,100	352,500
Segment operating income (loss)	44,500	(530,800)	(337,500)	(293,200)	(25,100)	9,600	(602,200)	(1,734,700)
Changes to segment inventory provision	(800)	3,300	–	–	–	–	–	2,500
Segment inventory writedown	–	141,500	–	–	–	–	–	141,500
Expenditures for segment assets	135,100	68,500	23,400	10,700	–	–	2,100	239,800

After giving effect to the deconsolidation of Silicon Film, the Company had the following four reportable segments as of July 1, 2001: ATD, Novalog, MSI and Corporate Headquarters. RedHawk, iNetWorks and MPD were not treated as reportable segments at July 1, 2001 and are aggregated below as “Other.” The following information about the four segments is for the 39-week period ended July 1, 2001.

	ATD	Novalog	MSI	Corporate Headquarters	Other	Totals
Revenues from external customers	$3,711,400	$4,347,700	$108,700	$–	$263,900	$8,431,700
Interest income	15,800	21,900	–	106,700	5,400	149,800
Interest expense	49,000	700	2,900	34,700	5,200	92,500
Depreciation and amortization	516,200	47,800	145,000	108,500	209,100	1,026,600
Segment operating loss	(3,339,700)	(233,800)	(2,383,100)	(2,002,500)	(4,055,500)	(12,014,600)
Changes to segment inventory provision	2,296,900	–	–	–	–	2,296,900
Segment assets	7,993,400	2,916,000	812,300	29,770,800	1,457,150	42,949,650
Expenditures for segment assets	2,034,900	147,500	109,200	825,700	529,600	3,646,900

Reconciliation to Consolidated Amounts

Assets
Total assets for reportable segments						$42,949,650
Elimination of intersegment assets						(29,770,800)

Total consolidated assets						$13,178,850

The following information about the four segments is for the 13-week period ended July 1, 2001.

	ATD	Novalog	MSI	Corporate Headquarters	Other	Totals
Revenues from external customers	$2,215,400	$1,584,500	$93,100	$–	$37,900	$3,930,900
Interest income	–	4,200	–	3,400	100	7,700
Interest expense	14,000	700	–	8,700	1,500	24,900
Depreciation and amortization	199,000	18,300	55,200	27,000	74,000	373,500
Segment operating loss	(102,200)	(32,400)	(501,400)	(285,300)	(1,629,400)	(2,550,700)
Changes to segment inventory provision	(31,300)	–	–	–	–	(31,300)
Expenditures for segment assets	559,100	113,300	46,500	119,700	279,000	1,117,600

Note 8 – Commitments and Contingencies

From February 14 to March 15, 2002, five purported class action complaints were filed in the United States District Court for the Central District of California against the Company, certain of its current and former officers and directors, and an officer and director of its former subsidiary Silicon Film Technologies, Inc. By stipulated Order dated May 10, 2002, the Court consolidated these actions. Pursuant to the order, plaintiffs served an amended complaint on July 5, 2002. The amended complaint alleges that defendants made false and misleading statements about the prospects of Silicon Film during the period January 6, 2000 to September 15, 2001, inclusive. The amended complaint asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission Rule 10b-5, and seeks damages of an unspecified amount. Defendants’ time to answer or otherwise respond to the amended complaint is September 3, 2002.

There has been no discovery to date and no trial has yet been scheduled. The Company believes that it has meritorious defenses to these actions and intends to defend them vigorously. Failure by the Company to obtain a favorable resolution of the claims set forth in the actions could have a material adverse effect on the Company’s business, results of operations and financial condition. Currently, the amount of such material adverse effect cannot reasonably be estimated.

In October 2001, a lawsuit was served against the Company in connection with the Company’s guarantee of the abandoned office lease of its former subsidiary, Silicon Film. The maximum amount of this claim was approximately $800,000, including past and future rents and excluding any potential sub-lease rents. On September 27, 2002, the Company entered into a confidential settlement agreement and release for an amount substantially less than the claim and for which management had accrued for as of June 30, 2002 (see Part II, Item 1. Legal Proceedings).

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

Inventories are stated at the lower of cost or market. Each quarter, the Company evaluates its inventories for excess quantities and obsolescence. Inventories that are considered obsolete are written off. Remaining inventory balances are adjusted to approximate the lower of cost or market value. The valution of inventories at the lower of cost or market requires the use of estimates as to the amounts of current inventories that will be sold. These estimates are dependent of the Company’s assessment of current and expected orders from its customers.

The Company recorded a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance.

Results of Operations

Revenues

Contract revenue consists of proceeds realized from funded research and development contracts, largely from U.S. Government customers and primarily conducted by ATD. ATD has recently focused its efforts more on the production of contract revenue and less on the conduct of internal research and development projects. The Company’s contract revenue for the 13-week and 39-week periods ended June 30, 2002 was $2,919,500 and $5,662,300, respectively, which represented an increase of $1,023,100, or 54%, and $2,269,900, or 67%, respectively, over the 13-week and 39-week periods ended July 1, 2001. The increase in contract revenue is primarily attributable to the receipt of new funded contracts and the Company’s strategic decision to allocate more resources to the performance of contract backlog during the current period as opposed to internal research and development during the comparable period of fiscal 2001.

The Company’s product sales decreased $1,013,500 or 50% and $1,962,500 or 39% for the 13-week and 39-week periods ended June 30, 2002, respectively, compared to the 13-week and 39-week periods ended July 1, 2001. This decrease was primarily due to a decline in the volume of sales of Novalog products for use in products by Palm Computing, a primary customer of Novalog. To a much lesser extent, this decline was also due to pricing pressure on Novalog’s products. For the 13-week period ended June 30, 2002, approximately 73% of product sales were realized from Novalog, approximately 11% of product sales were realized from MPD, approximately 15% were realized from MSI and less than 1% were realized from RedHawk, For the 39-week period ended June 30, 2002, approximately 56% of products sales were realized from Novalog, approximately 26% of products sales were realized from MPD, approximately 17% were realized from MSI and less than 1% were realized from RedHawk,

Total contract and product sales revenues for the 13-week period ended June 30, 2002 were $3,940,500, an increase of $9,600 or 0.2% compared to the $3,930,900 realized in the 13-week period ended July 1, 2001. Total contract and product sales revenues for the 39-week period ended June 30, 2002 were $8,739,100, an increase of $307,400 or 4% compared to the $8,431,700 of total revenues in the 39-week period ended July 1, 2001. Based on existing backlog, the Company expects that its contract revenue will continue to represent a higher percentage of its total revenue compared to revenue from product sales for the balance of fiscal 2002.

Cost of Revenues

The Company’s cost of contract revenue for the 13-week period ended June 30, 2002 was $1,752,300, which represented a decrease of $9,900, or approximately 0.6%, from $1,762,200 for the 13-week period ended July 1, 2001. The cost of contract revenues as a percentage of contract revenues decreased to 60% in the 13-week period ended June 30, 2002 from 93% in the 13-week period ended July

1, 2001. For the 39-week period ended June 30, 2002, the cost of contract revenues was $3,798,300, an increase of $908,200 or 31% from $2,890,100 for the 39-week period ended July 1, 2001. The cost of contract revenues as a percentage of contract revenues was 67% during the 39-week period ended June 30, 2002 as compared to 85% for the 39-week period ended July 1, 2001. The decrease in costs of contract revenues for the 13-week period ended June 30, 2002 in both absolute dollars and as a percent of contract revenue, despite the increase in revenues during that period, was due to a $348,500 reduction in accrued loss on contracts. The largest component of this reduction in accrued loss on contracts was a determination that the cost-sharing provisions of a government contract could be satisfied by costs previously incurred, permitting the reversal of a $234,000 reserve established in fiscal 2001. An additional $98,000 of the current 13-week period reduction in accrued loss on contracts resulted from improved yields in module stacking, requiring less costs to satisfy the requirements of a second government contract. In the 39-week period ended June 30, 2002, accrued loss on contracts declined $497,300. The approximately $148,800 of such reductions in the two fiscal quarters prior to the one ended June 30, 2002, reflected performance on seven additional government contracts, with the largest component being the completion of a contract at a loss approximately $49,000 less than previously estimated. The increase in costs of contract revenues for the current 39-week period reflected the additional costs incurred to generate the increased revenues from contracts that are of a cost-plus-fixed fee nature. The improved margin on contract revenues in the 13-week period ended June 30, 2002, reflects lower labor costs of approximately $95,000 due to salary reductions and approximately $348,500 of reduction in accrued loss on contracts during the period as discussed above. All of the costs of contract revenue are attributable to ATD.

The Company’s cost of product sales for the 13-weeks ended June 30, 2002 was $1,338,600, a decrease of $79,300, or 6%, from $1,417,900 for the 13-week period ended July 1, 2001. The cost of product sales for the 39-week period ended June 30, 2002 was $3,036,900, a decrease of $1,271,100, or 30%, from $4,308,000 for the 39-week period ended July 1, 2001. The 13-week and 39-week reductions were largely attributable to a decline in the volume of products sold during those periods in fiscal 2002 versus the comparable periods of fiscal 2001. The cost of product sales as a percentage of product sales increased from 70% to 131% in the 13-week period ended June 30, 2002 compared to the 13-week period ended July 1, 2001, and increased from 85% to 99% in the 39-week period ended June 30, 2002 versus July 1, 2001. The decrease in gross margins during the 13-week and 39-week periods primarily reflects price pressure on Novalog’s products. Novalog recorded a $141,500 inventory writedown and an increase to its inventory reserve of $3,300 during the 13-week period ended June 30, 2002 to reflect the lower of cost or market.

General and Administrative Expense

General and administrative expense for the 13-week and 39-week periods ended June 30, 2002 was $1,967,400 or 50% of total revenues, and $5,653,400 or 65% of total revenues, respectively, as compared to $2,028,800, or 52% of total revenues, and $8,259,700, or 98% of total revenues, respectively, for the comparable periods ended in 2001. The current fiscal year figures were reductions of $61,400, or 3%, and $2,606,300, or 32%, respectively, compared to the prior year 13-week and 39-week periods ended July 1, 2001. Of this consolidated $2.6 million reduction in the fiscal 2002 39-week period, approximately $1.6 million was due to the reduction in operations of the Company's MSI, iNetWorks and RedHawk subsidiaries. As such, these expenses are not expected to return to former levels unless the operations of those subsidiaries expand due to future growth of their businesses. Of the remaining approximate $1 million reduction of G&A expenses in the fiscal 2002 39-week period, the largest component is attributable to a non-recurring $865,000 imputed valuation charge associated with warrants issued to consultants in the 13-week period ended July 1, 2001 that was not incurred in the current year period. The remainder of the reduction from the prior year period to the current year period is a net of a number of factors, the largest of which is approximately $322,000 of lower labor expenses in the 13-week period ended June 30, 2002, split approximately equally between staff reductions and salary reductions. Of this amount, the Company presently expects to reinstate salaries to prior levels in fiscal 2003. Management believes that salary and expense reductions will also favorably impact general and administrative expense in the last fiscal quarter of fiscal 2002.

Research and Development Expense

The Company’s research and development expense for the 13-week period ended June 30, 2002 was $541,400, which represented a decrease of $714,100, or approximately 57%, from $1,255,500 for the 13-week period ended July 1, 2001. For the 39-week period ended June 30, 2002, research and development expense declined $3,432,000, or 68%, to $1,613,800 from $5,045,800 for the 39-week period ended July 1, 2001. Research and development expense represented approximately 14% of the Company’s total revenue for the 13-week period ended June 30, 2002, compared to approximately 32% of the Company’s total revenue for the 13-weeks ended July 1, 2001. For the 39-week period ended June 30, 2002, research and development expense represented approximately 18% of total revenue versus 60% for the 39-week period ended July 1, 2001. These substantial decreases in both absolute dollars and as a percentage of total revenues were attributable to a shift of resources from internally funded research, both in subsidiaries and in the parent operation to support the business plans of subsidiaries, and an increased focus on third-party contract-funded work, which results in more reimbursed research and development expense. Nearly $2.1 million of the $3.4 million reduction in research and development expense during the 39-week period ended June 30, 2002, was attributable to reductions at two subsidiaries, iNetWorks, which accounted for approximately $1.2 million of the reduction, and MSI, which accounted for approximately $860,000 of the reduction. Of this aggregate $2.1 reduction, approximately $1.6 million involved reductions during the 39-week period of fiscal 2002 in payments to third parties with the balance being a reduction of internal labor costs and associated overhead applied by those subsidiaries to research and development. The Company currently intends to continue focusing its efforts and resources more on third party contract-related work than on internal research and development. Accordingly, the Company does not believe that its research and development expense will increase significantly, either in absolute amount or as a percentage of total revenues, in the near future.

Interest Expense, Net

Interest expense, net for the 13-week period ended June 30, 2002 was $79,400, which represented an increase of $54,500 from the 13-week period ended July 1, 2001. Interest expense, net for the 39-week period ended June 30, 2002 was $108,200, an increase of $15,700 from the 39-week period ended July 1, 2001. This increase was primarily due to imputed interest associated with short-term promissory notes issued in March 2002 and April 2002, which have an effective imputed interest rate of 124%.

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

Liquidity and Capital Resources

At June 30, 2002, the Company had consolidated cash and cash equivalents of $1,122,900, which represents an increase of $742,700 from $380,200 as of September 30, 2001. The net cash used in operating activities was $2,092,000 during the first 39-week period of fiscal 2002. The primary use of cash was to fund the loss from the Company’s continuing operations.

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

During the first 39-week period of fiscal 2002, the Company generated net cash of $3,357,100 from financing activities. Cash provided by financing activities included $300,000 from the sale of common stock units, $2,241,700 from the sale of common stock, and $174,800 in proceeds from employee advances. During the first 39-week period of fiscal 2002, the Company’s subsidiary, Novalog, borrowed an aggregate of $464,000 and repaid an aggregate of $264,000, for a net increase of $200,000, under its secured credit line. The credit line is for borrowings up to $400,000, and is secured by restricted cash of $400,000. As of June 30, 2002, $400,000 was outstanding under this credit line.

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

Contracts with government agencies may be suspended or terminated by the government at any time, subject to certain conditions. Similar termination provisions are typically included in agreements with prime contractors. Since its inception, the Company has experienced such termination of its contracts on three occasions. There is no assurance the Company will not experience suspensions or terminations in the future. Any such termination, if material, could cause a disruption of the Company’s revenue stream, adversely affecting the Company’s results of operations and could result in employee layoffs. At June 30, 2002, as a result of significant new contract awards in fiscal 2002, the Company’s funded backlog was approximately $5.5 million compared to approximately $2.1 million at September 30, 2001.

The Company has reserved 171,728 shares of common stock for issuance to its employees and consultants under its 2001 Compensation Plan as of June 30, 2002. Under this plan, employees and consultants may elect to receive shares of common stock of the Company in lieu of the same amount of cash compensation for services rendered. All employees, except named executive officers, are eligible to participate. Over 90% of eligible employees have participated in the plan since its inception. Under the plan, the Board of Directors may determine to issue shares at a discount not to exceed 15% from their fair market value based on the public market price of the stock on the date of subscription. During the first 39-week period of fiscal 2002, the Company issued 857,262 shares of common stock under this plan as consideration for the cancellation of outstanding compensation obligations of $991,418 to its employees and two consultants. The Company currently intends to continue issuing shares of its common stock to employees and consultants from time to time under this plan. However, the Company’s operating plan does not assume continued participation by its employees and consultants as a guaranteed source of future liquidity.

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

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

From February 14, 2002 to March 15, 2002, five purported class action complaints were filed in the United States District Court for the Central District of California against the Company, certain of its current and former officers and directors, and an officer and director of its former subsidiary Silicon Film Technologies, Inc. By stipulated order dated May 10, 2002, the Court consolidated these actions. Pursuant to the order, plaintiffs served an amended complaint on July 5, 2002. The amended complaint alleges that defendants made false and misleading statements about the prospects of Silicon Film during the period January 6, 2000 to September 15, 2001, inclusive. The amended complaint asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission Rule 10b-5, and seeks damages of an unspecified amount. Defendants’ time to answer or otherwise respond to the amended complaint is September 3, 2002.

There has been no discovery to date and no trial has yet been scheduled. The Company believes that it has meritorious defenses to these actions and intends to defend them vigorously. Failure by the Company to obtain a favorable resolution of the claims set forth in the actions could have a material adverse effect on the Company’s business, results of operations and financial condition. Currently, the amount of such material adverse effect cannot reasonably be estimated.

On October 11, 2001, a complaint was filed in the California Superior Court in and for the County of Orange alleging that the Company had breached a guaranty of its former subsidiary Silicon Film’s office lease in Irvine, California. The complaint seeks back rent in the amount of approximately $205,700 and future rent in an unspecified amount. On May 14, 2002, the plaintiff moved for summary judgment in the amount of approximately $842,700. The Court issued a tentative ruling denying summary judgment at a hearing on July 19, 2002, indicating that triable issues of material fact existing regarding plaintiff’s calculation of damages and efforts to mitigate its damage. In September 2002, the Company entered into a settlement agreement with the Plaintiff, and in October 2002, the lawsuit was dismissed.

Item 2.  Changes in Securities and Use of Proceeds

(c)  In March 2002 and April 2002, the Company issued $200,000 aggregate principal amount of non-interest bearing promissory notes to three private accredited investors, including Wolfgang Seidel, one of the Company’s outside directors. The notes mature 75 days from issuance. In connection with this loan, the Company also issued to these investors warrants to purchase up to

100,000 shares of the Company’s common stock at a price per share of $1.20. The warrants become exercisable nine months after issuance and expire 18 months after issuance. Mr. Seidel received warrants to purchase 25,000 shares in this transaction. In May 2002, the due date of two of the promissory notes, with an aggregate principal value of $150,000, was extended to July 2002 in consideration for the issuance of additional warrants to purchase 40,000 shares of the Company’s common stock at an exercise price of $2.40 per share. Mr. Seidel did not receive any of these additional warrants. The Company believes the issuance of the warrants was exempt from registration under the 1933 Securities Act (the “Act”) pursuant to the private placement exemption available under Section 4(2) of the Act.

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

On June 24, 2002, the Company sold 278,707 shares of its common stock to a corporate investor for the cancellation and retirement of $500,000 of existing indebtedness of its iNetWorks subsidiary. The Company believes the issuance of these shares was exempt from registration under the Act pursuant to the private placement exemption available under Section 4(2) of the Act.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits.

10.1	*	Contract No. DAAD17-01-D-0006, by and between the Company and the Army Research Laboratory.
10.2	*	Contract No. DASG60-02-C-0029, by and between the Company and the U.S. Army Space and Missile Defense.
99.1		Periodic Report Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed by the Registrant with this Report on August 14, 2002.

(b)  Reports on Form 8-K.

Form 8-K filed on May 3, 2002, including a message from Robert G. Richards, the Company’s Chief Executive Officer.

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