Form 10-Q/A
period 2002-06-30
IRVINE SENSORS CORP/DE/
filed 2002-11-27
CIK 357108

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________________ to ____________________

                             Commission File Number
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

                                  Yes [X] No[ ]

As of September 30, 2002, there were 7,033,686 shares of common stock outstanding.

================================================================================

                                EXPLANATORY NOTE

Irvine Sensors Corporation is hereby amending its Form 10-Q for the interim periods ended June 30, 2002 in response to further SEC comments related to a more recent Registration Statement on Form S-3. An additional exhibit has been included relative to prior filings as well as expanded disclosure in MD&A and Notes to Consolidated Financial Statements, but no financial changes have been made to the previously reported Consolidated Balance Sheet and Consolidated Results of Operations for the periods presented. Except as expressly stated in this filing, all information contained herein is as of the date of the original filing of this report.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                           IRVINE SENSORS CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                             June 30,     September 30,
                                                                               2002           2001
                                                                           ------------   -------------
                                                                           (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                               $  1,122,900    $    380,200
   Marketable securities                                                             --         156,600
   Restricted cash                                                              435,100         400,000
   Accounts receivable, net of allowances
      of $57,300 and $57,700, respectively                                    1,922,300       2,685,900
   Inventory, net                                                             1,233,000       1,114,200
   Employee advances                                                                 --         216,900
   Other current assets                                                         130,600          70,400
                                                                           ------------    ------------
      Total current assets                                                    4,843,900       5,024,200
Equipment, furniture and fixtures, net                                        5,077,500       5,542,700
Other assets, net                                                               645,550         574,750
                                                                           ------------    ------------
                                                                           $ 10,566,950    $ 11,141,650
                                                                           ============    ============

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                        $  3,256,000    $  2,427,600
   Accrued expenses                                                           1,572,700       1,764,600
   Accrued loss on contracts                                                    423,800         921,200
   Customer advances                                                             69,600         151,500
   Line of credit                                                               400,000         200,000
   Short term notes payable, net of discount of $27,600                         122,400              --
   Current portion -- capital lease obligations                                  71,000         228,200
                                                                           ------------    ------------
      Total current liabilities                                               5,915,500       5,693,100
Capital lease obligations, less current portion                                  57,900         180,300
Minority interest in consolidated subsidiaries                                  485,300         579,300
                                                                           ------------    ------------
      Total liabilities                                                       6,458,700       6,452,700
                                                                           ------------    ------------

Commitments and contingencies                                                        --              --

Stockholders' Equity:
   Preferred stock, $0.01 par value, 500,000 shares authorized; Series B
      Convertible Cumulative Preferred, 4,300 shares
      outstanding; aggregate liquidation preference of $64,500                       25              25
      Series C Convertible Cumulative Preferred, 2,300 shares
      outstanding; aggregate liquidation preference of $33,000                       25              25
   Common stock, $0.01 par value, 80,000,000 shares authorized;
      6,857,300 and 3,305,300 shares issued and outstanding                      68,600          33,100
   Prepaid employee stock bonus plan contribution                               (39,900)             --
   Paid-in capital                                                          102,043,900      97,220,300
   Accumulated deficit                                                      (97,964,400)    (92,564,500)
                                                                           ------------    ------------
      Total stockholders' equity                                              4,108,250       4,688,950
                                                                           ------------    ------------
                                                                           $ 10,566,950    $ 11,141,650
                                                                           ============    ============

      See Accompanying Condensed Notes to Consolidated Financial Statements

                           IRVINE SENSORS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           13 Weeks Ended              39 Weeks Ended
                                                     -------------------------   --------------------------
                                                       June 30,      July 1,       June 30,      July 1,
                                                         2002         2001           2002         2001
                                                     -----------   -----------   -----------   ------------
Revenues:
   Contract revenues                                 $ 2,919,500   $ 1,896,400   $ 5,662,300   $  3,392,400
   Product sales                                       1,021,000     2,034,500     3,076,800      5,039,300
                                                     -----------   -----------   -----------   ------------

Total revenues                                         3,940,500     3,930,900     8,739,100      8,431,700
                                                     -----------   -----------   -----------   ------------

Cost and expenses:
   Cost of contract revenues                           1,752,300     1,762,200     3,798,300      2,890,100
   Cost of product sales                               1,338,600     1,417,900     3,036,900      4,308,000
   General and administrative expense                  1,967,400     2,028,800     5,653,400      8,259,700
   Research and development expense                      541,400     1,255,500     1,613,800      5,045,800
                                                     -----------   -----------   -----------   ------------

   Total costs and expenses                            5,599,700     6,464,400    14,102,400     20,503,600
                                                     -----------   -----------   -----------   ------------

Loss from operations                                  (1,659,200)   (2,533,500)   (5,363,300)   (12,071,900)

   Interest expense                                      (79,400)      (24,900)     (108,200)       (92,500)
   Interest income                                         3,900         7,700        10,700        149,800
                                                     -----------   -----------   -----------   ------------

Loss from continuing operations before minority
   interest and provision for income taxes            (1,734,700)   (2,550,700)   (5,460,800)   (12,014,600)
Minority interest in loss of subsidiaries                 23,600       109,700        94,000        383,000
Provision for income taxes                               (13,100)           --       (33,100)        (4,000)
                                                     -----------   -----------   -----------   ------------

Loss from continuing operations                       (1,724,200)   (2,441,000)   (5,399,900)   (11,635,600)

Discontinued operations:
   Loss from operations of discontinued subsidiary            --    (1,660,100)           --     (4,066,200)
                                                     -----------   -----------   -----------   ------------

Net loss                                             $(1,724,200)  $(4,101,100)  $(5,399,900)  $(15,701,800)
                                                     ===========   ===========   ===========   ============

Basic and diluted loss per share:
   Loss from continuing operations                   $     (0.30)  $     (0.98)  $     (1.02)  $      (4.81)
   Loss from discontinued operations                          --         (0.67)           --          (1.68)
                                                     -----------   -----------   -----------   ------------

   Net loss per common share                         $     (0.30)  $     (1.64)  $     (1.02)  $      (6.49)
                                                     ===========   ===========   ===========   ============

Weighted average number of shares outstanding          5,718,700     2,494,400     5,287,600      2,421,200
                                                     ===========   ===========   ===========   ============

      See Accompanying Condensed Notes to Consolidated Financial Statements

                           IRVINE SENSORS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   39 Weeks Ended
                                                             ----------------------------
                                                             June 30, 2002   July 1, 2001
                                                             -------------   ------------
Cash flows from operating activities:
   Loss from continuing operations                           $  (5,399,900)  $(11,635,600)
   Adjustments to reconcile loss from continuing
      operations to net cash used in operating activities:
         Depreciation and amortization                           1,041,100      1,026,600
         Noncash common stock warrants issued                       86,600        865,000
         Accrued interest on marketable securities                    (300)       (24,300)
         Noncash employee retirement plan contribution             560,100        740,400
         Minority interest in net loss of subsidiaries             (94,000)      (382,900)
         (Increase) decrease in accounts receivable                763,600     (1,097,500)
         Decrease in employee advances                             174,800             --
         Increase in inventory                                    (118,800)      (697,200)
         Write-off of employee advances                             42,100             --
         Increase in other current assets                          (60,200)      (160,300)
         Increase in accounts payable and accrued expenses       2,227,000      2,501,700
         Decrease in accrued loss on contracts                    (497,400)      (152,000)
         Decrease in customer advances                             (81,900)            --
                                                             -------------   ------------
   Total adjustments                                             4,042,700      2,619,500
                                                             -------------   ------------
      Net cash used in operating activities                     (1,357,200)    (9,016,100)
                                                             -------------   ------------

Cash flows from investing activities:
   Proceeds from sales of marketable securities                    156,900      1,250,000
   Increase in restricted cash                                     (35,100)      (400,000)
   Capital facilities and equipment expenditures                  (529,900)    (3,064,900)
   Acquisition of other assets                                    (114,300)      (326,200)
   Capitalized software                                                 --       (255,800)
   Purchase of marketable securities                                    --       (150,000)
                                                             -------------   ------------
      Net cash used in investing activities                       (522,400)    (2,946,900)
                                                             -------------   ------------

Cash flows from financing activities:
   Proceeds from issuance of common stock
      and common stock warrants                                  2,356,800      4,356,800
   Proceeds from line of credit                                    464,000        120,000
   Payments on line of credit                                     (264,000)            --
   Proceeds from notes payable                                     200,000             --
   Principal payments of notes payable                             (50,000)            --
   Principal payments of capital leases                           (169,100)      (288,600)
   Sale of minority interest in subsidiary                              --        670,000
   Proceeds from options and warrants exercised                     84,600      3,025,900
                                                             -------------   ------------
      Net cash provided by financing activities                  2,622,300      7,884,100
                                                             -------------   ------------
Net cash used in discontinued operations                                --     (2,722,300)
                                                             -------------   ------------

Net increase (decrease) in cash and cash equivalents               742,700     (6,801,200)
Cash and cash equivalents at beginning of period                   380,200      7,630,900
                                                             -------------   ------------
Cash and cash equivalents at end of period                   $   1,122,900   $    829,700
                                                             =============   ============

Noncash investing and financing activities:
   Common stock issued to retire indebtedness                $   1,703,600   $    115,300
   Equipment financed with capital leases                    $       2,500   $    240,200
   Settlement of capital lease obligation                    $     113,000             --

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

Note 2 - Common Stock

     During the 39-week period ended June 30, 2002, the Company issued an aggregate of 3,552,000 shares of common stock in various transactions. Of this amount, 1,738,600 shares were issued for cash, realizing aggregate proceeds of $2,441,400, and 1,813,400 were issued to settle operating expenses of the Company aggregating $2,263,700. These transactions are separately discussed below.

     Common Stock Issued for Cash

     Of the 1,738,600 shares issued for cash, 960,000 shares were issued during the 13-week period ended December 30, 2001 in two placements pursuant to the Company's shelf registration statement that was declared effective in May 2001 and that expired December 30, 2001. In the first of these two shelf placements, the Company sold 300,000 common stock units to investors, generating net proceeds of $300,000. Each common stock unit consisted of (a) one share of common stock of the Company, (b) one five-year warrant to purchase one share of common stock of the Company at an exercise price of $2.19 per share, and (c) one five-year warrant to purchase one share of common stock of iNetWorks Corporation, a subsidiary of the Company, at an exercise price of $0.10 per share. In the second of these two shelf placements, the Company issued 660,000 shares of common stock to investors generating net proceeds of $817,000.

     An additional 700,000 unregistered shares of common stock were issued for cash to accredited investors in a private placement during the 13-week period ended June 30, 2002, generating net proceeds of $1.230,900. In addition to the shares of common stock, investors in this private placement also received three-year warrants to purchase 210,000 shares of common stock of the Company at an exercise price of $2.34 per share and three-year warrants to purchase 70,000 shares of common stock of iNetWorks common stock at an exercise price of $0.25 per share. Also during the 13-week period ended June 30, 2002, an aggregate of 73,600 shares were issued for cash pursuant to the exercise of stock options, realizing net proceeds of $84,600. During the 13-week period ended June 30, 2002, an additional 5,000 shares were issued for cash, realizing net proceeds of $8,900, as a result of a sale of shares to a consultant of the Company pursuant to the Company's 2001 Compensation Plan.

     Common Stock Issued for Operating Expenses

     Of the 1,813,400 shares of common stock issued to settle operating expenses of the Company, 198,500 shares were issued to two creditors in consideration for the cancellation and retirement of $216,500 of existing indebtedness of the Company during the 13-week period ended December 30, 2001. These shares were issued pursuant to the Company's shelf registration statement that was declared effective in May 2001. During the 13-week period ended March 31, 2002, the Company issued 4,000 unregistered shares of its common stock as the non-cash portion of a settlement agreement of a dispute in the amount of $4,600 related to the Company's guarantee of a $180,000 obligation of a former subsidiary. During the 13-week period ended June 30, 2002, the Company also sold 278,700 unregistered shares of its common stock to a corporate investor for the non-cash cancellation and retirement of $500,000 of existing accounts payable of iNetWorks.

     During the 39-week period ended June 30, 2002, the Company issued an aggregate of 852,200 shares of its common stock pursuant to the Company's 2001 Compensation Plan, for the non-cash cancellation of $982,500 of payroll and consulting expense obligations of the Company. This consisted of (a) 802,100 shares issued to employees of the Company in consideration for the cancellation of $927,100 of compensation obligations of the Company and (b) 50,100 shares of common stock to consultants in consideration for the cancellation of $55,400 of existing indebtedness of the Company.

     In October 2001, the Company issued 480,000 shares of common stock to the Company's retirement plan as a non-cash contribution for fiscal year 2002. $560,100 of the $600,000 value of this contribution has been amortized as realized paid-in-capital through June 30, 2002 with the $39,900 balance of the contribution to be amortized and realized during the Company's fourth fiscal quarter ending September 29, 2002. (See Note 3).

     The contribution of 480,000 shares to the retirement plan was valued at the fair market value of the stock on the date of the contribution. For all other non-cash transactions involving compensation or settlement of liabilities, the number of shares issued was a negotiated amount, and valuation was based on the aggregate recorded net expenses of the cancelled obligations, a total amount of $1,703,600 for the 39-week period. This amount represented a 4.5% discount from the approximate $1,784,400 aggregate market value of the issued common stock at the time of the various transactions.

     The following is a summary by category of transaction of aggregate equity transactions in the 39-week period ended June 30, 2002 that involved the issuance of common stock.

                                                                    Common stock       Increase in Stockholders'
                                                                    shares issued               Equity
                                                                 -------------------   -------------------------
Balance at September 30, 2001                                              3,305,300
Shelf registration placements                                    960,000                $1,117,000
Private placement                                                700,000                $1,230,900
Common stock options exercised for cash                           73,600                $   84,600
                                                                 -------                ----------
Sales to consultant under 2001 Compensation Plan                   5,000                $    8,900
                                                                 -------                ----------
   Sale of common stock and common stock units for cash                    1,738,600                 $2,441,400
      Common stock options exercised for cash
Issuance to employees under 2001 Compensation Plan               802,100                $  927,100
Issuance to consultants under 2001 Compensation Plan              50,100                $   55,400
Cancellation of subsidiary payable                               278,700                $  500,000
Cancellation of creditors payables                               198,500                $  216,500
Settlement of disputed subsidiary debt guarantee                   4,000                $    4,600
Issuance to employee retirement plan                             480,000                   560,100
                                                                 -------                ----------
   Non-cash issuance of common stock to pay operating expenses             1,813,400                 $2,263,700
                                                                           ---------                 ----------
   Total for 39 weeks ended June 30, 2002                                  3,552,000                 $4,705,100

Balance at June 30, 2002                                                   6,857,300

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

Note 5 - Inventories, Net

     Inventories, net consist of the following:

                                              June 30, 2002   September 30, 2001
                                              -------------   ------------------
                                               (Unaudited)
Work in process                                 $1,151,800        $  892,700
Finished goods                                      81,200           221,500
                                                ----------        ----------
   Total                                        $1,233,000        $1,114,200
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

     The following information about the Company's seven business segments is for the 39-week period ended June 30, 2002:

                                                                                            RedHawk    Corporate
                                    ATD        Novalog       MSI        MPD     iNetWorks   Vision    Headquarters     Totals
                                -----------  -----------  ---------  ---------  ---------  ---------  ------------  ------------
Revenues from
   external customers           $ 5,662,300  $ 1,721,500  $ 533,800  $ 798,200  $      --  $  23,300  $        --   $  8,739,100
Interest income                          --        8,000         --         --         --         --        2,700         10,700
Interest expense                     12,900        8,500      3,100      1,700         --         --       82,000        108,200
Depreciation and
   amortization                     610,200       41,600    153,500     44,700        300     22,800      168,000      1,041,100
Segment loss                     (1,003,900)  (1,014,000)  (921,500)  (759,000)  (249,100)  (142,700)  (1,370,600)    (5,460,800)
Changes to segment
   inventory provision               12,800        5,900         --         --         --         --           --         18,700
Segment inventory writedown              --      141,500         --         --         --         --           --        141,500
Segment assets                    7,616,400    1,827,050    672,400    350,000      5,700     95,400   22,447,900     33,014,850
Expenditures for
   segment assets                   485,500       83,900     39,500     33,000         --         --        2,300        644,200

Reconciliation to Consolidated
   Amounts Assets
Total assets for reportable
   segments                                                                                                           33,014,850
Elimination of intersegment
   assets                                                                                                            (22,447,900)
                                                                                                                    ------------
   Total consolidated assets                                                                                        $ 10,566,950
                                                                                                                    ============

     The following information about the Company's seven business segments is for the 13-week period ended June 30, 2002:

                                                                                            RedHawk    Corporate
                                   ATD         Novalog       MSI        MPD     iNetWorks    Vision   Headquarters    Totals
                                ----------   -----------  ---------  ---------  ---------  ---------  ------------  -----------
Revenues from
   external customers           $2,919,500    $ 744,400   $ 154,700  $ 114,500  $     --    $7,400     $      --    $ 3,940,500
Interest income                         --        3,700          --         --        --        --           200          3,900
Interest expense                     4,300        5,600       1,300        800        --        --        67,400         79,400
Depreciation and
   amortization                    210,700       14,600      50,400     15,000       100     7,600        54,100        352,500
Segment operating income
   (loss)                           44,500     (530,800)   (337,500)  (293,200)  (25,100)    9,600      (602,200)    (1,734,700)
Changes to segment
   inventory provision                (800)       3,300          --         --        --        --            --          2,500
Segment inventory writedown             --      141,500          --         --        --        --            --        141,500
Expenditures for
   segment assets                  135,100       68,500      23,400     10,700        --        --         2,100        239,800

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

                                                                                   Corporate
                                             ATD        Novalog         MSI       Headquarters      Other         Totals
                                         -----------   ----------   -----------   ------------   -----------   ------------
Revenues from external customers         $ 3,711,400   $4,347,700   $   108,700    $       --    $   263,900   $  8,431,700
Interest income                               15,800       21,900            --       106,700          5,400        149,800
Interest expense                              49,000          700         2,900        34,700          5,200         92,500
Depreciation and amortization                516,200       47,800       145,000       108,500        209,100      1,026,600
Segment operating loss                    (3,339,700)    (233,800)   (2,383,100)    2,002,500)    (4,055,500)   (12,014,600)
Changes to segment inventory provision     2,296,900           --            --            --             --      2,296,900
Segment assets                             7,993,400    2,916,000       812,300     9,770,800      1,457,150     42,949,650
Expenditures for segment assets            2,034,900      147,500       109,200       825,700        529,600      3,646,900

Reconciliation to Consolidated Amounts

Assets
Total assets for reportable segments                                                                           $ 42,949,650
Elimination of intersegment assets                                                                              (29,770,800)
                                                                                                               ------------
   Total consolidated assets                                                                                   $ 13,178,850
                                                                                                               ============

The following information about the four segments is for the 13-week period ended July 1, 2001.

                                                                                Corporate
                                             ATD       Novalog        MSI      Headquarters      Other        Totals
                                         ----------   ----------   ---------   ------------   -----------   -----------
Revenues from external customers         $2,215,400   $1,584,500   $  93,100    $      --     $    37,900   $ 3,930,900
Interest income                                  --        4,200          --        3,400             100         7,700
Interest expense                             14,000          700          --        8,700           1,500        24,900
Depreciation and amortization               199,000       18,300      55,200       27,000          74,000       373,500
Segment operating loss                     (102,200)     (32,400)   (501,400)    (285,300)     (1,629,400)   (2,550,700)
Changes to segment inventory provision      (31,300)          --          --           --              --       (31,300)
Expenditures for segment assets             559,100      113,300      46,500      119,700         279,000     1,117,600

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

     In October 2001, a lawsuit was served against the Company in connection with the Company's guarantee of the abandoned office lease of its former subsidiary, Silicon Film. The maximum amount of this claim was approximately $800,000, including past and future rents and excluding any potential sub-lease rents. On September 27, 2002, the Company entered into a settlement agreement and release for an amount substantially less than the amount claimed and for which management had accrued for as of June 30, 2002 (see Part II, Item 1. Legal Proceedings).

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

     The Company's product sales decreased $1,013,500 or 50% and $1,962,500 or 39% for the 13-week and 39-week periods ended June 30, 2002, respectively, compared to the 13-week and 39-week periods ended July 1, 2001. This decrease was primarily due to a decline in the volume of sales of Novalog products for use in products by Palm Computing, a primary customer of Novalog. To a much lesser extent, this decline was also due to pricing pressure on Novalog's products. For the 13-week period ended June 30, 2002, approximately 73% of product sales were realized from Novalog, approximately 11% of product sales were realized from MPD, approximately 15% were realized from MSI and less than 1% were realized from RedHawk, For the 39-week period ended June 30, 2002, approximately 56% of products sales were realized from Novalog, approximately 26% of products sales were realized from MPD, approximately 17% were realized from MSI and less than 1% were realized from RedHawk.

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

     General and Administrative Expense

     General and administrative expense for the 13-week and 39-week periods ended June 30, 2002 was $1,967,400 or 50% of total revenues, and $5,653,400 or 65% of total revenues, respectively, as compared to $2,028,800, or 52% of total revenues, and $8,259,700, or 98% of total revenues, respectively, for the comparable periods ended in 2001. The current fiscal year figures were reductions of $61,400, or 3%, and $2,606,300, or 32%, respectively, compared to the prior year 13-week and 39-week periods ended July 1, 2001. Of this consolidated $2.6 million reduction in the fiscal 2002 39-week period, approximately $565,000 was attributable to reduction in operations of MSI, approximately $552,000 was attributable to reduction in operations of RedHawk, and approximately $483,000 was attributable to reductions in operations of iNetWorks, resulting in an approximate aggregate $1.6 million reduction from these three subsidiaries. Approximately 74% of the reductions at these subsidiaries were related to reduced labor costs with the balance being reductions in marketing expenses and services and supplies. As such, these expenses are not expected to return to former levels unless the operations of those subsidiaries expand due to future growth of their businesses. Of the remaining approximate $1 million reduction of G&A expenses in the fiscal 2002 39-week period, the largest component is attributable to a non-recurring $865,000 imputed valuation charge associated with warrants issued to consultants in the 13-week period ended July 1, 2001 that was not incurred in the current year period. The remainder of the reduction from the prior year period to the current year period is a net of a number of factors, the largest of which is approximately $322,000 of lower labor expenses in the 13-week period ended June 30, 2002, split approximately equally between staff reductions and salary reductions. Of this amount, the Company presently expects to reinstate salaries to prior levels in fiscal 2003. Management believes that salary and expense reductions will also favorably impact general and administrative expense in the last fiscal quarter of fiscal 2002. A factor that negatively impacted general and administrative expense in the fiscal 2002 39-week period and that did not occur in the comparable period of fiscal 2001 was the legal expense associated with two lawsuits, the aggregate of which reached $187,000 by June 30, 2002. Subsequent to the close of the period, in September 2002, one of these lawsuits was settled and will not incur legal expense thereafter. The settled lawsuit accounted for $30,000 of legal expense in the fiscal 2002 39-week period that ended June 30, 2002.

     Research and Development Expense

     The Company's research and development expense for the 13-week period ended June 30, 2002 was $541,400, which represented a decrease of $714,100, or approximately 57%, from $1,255,500 for the 13-week period ended July 1, 2001. For the 39-week period ended June 30, 2002, research and development expense declined $3,432,000, or 68%, to $1,613,800 from $5,045,800 for the 39-week period ended July 1, 2001. Research and development expense represented approximately 14% of the Company's total revenue for the 13-week period ended June 30, 2002, compared to approximately 32% of the Company's total revenue for the 13-weeks ended July 1, 2001. For the 39-week period ended June 30, 2002, research and development expense represented approximately 18% of total revenue versus 60% for the 39-week period ended July 1, 2001. These substantial decreases in both absolute dollars and as a percentage of total revenues were attributable to a shift of resources from internally funded research, both in subsidiaries and in ATD to support the business plans of subsidiaries, and an increased focus on third-party contract-funded work, which results in more reimbursed research and development expense. Nearly $2.1 million of the $3.4 million reduction in research and development expense during the 39-week period ended June 30, 2002, was attributable to reductions at two subsidiaries, iNetWorks, which accounted for approximately $1.2 million of the reduction, and MSI, which accounted for approximately $860,000 of the reduction. Of this aggregate $2.1 reduction, approximately $1.6 million involved reductions during the 39-week period of fiscal 2002 in payments to third parties with the balance being a reduction of internal labor costs and associated overhead applied by those subsidiaries to research and development. Of the remaining $1.3 million reduction in research and development expense during the 39-week period ended June 30, 2002, $1.1 million occurred at ATD as a result of its higher resource utilization for funded contracts. Of this $1.1 million reduction at ATD, the largest component was a $1.8 million allocation of ATD inventory to research and development in fiscal 2001 versus only an approximate $200,000 allocation of such inventory in fiscal 2002. This was partially offset by an increase of approximately $485,000 in labor and associated overhead in the fiscal 2002 period versus the comparable 39 weeks of fiscal 2001. Of the remaining approximate $200,000 aggregate reduction in research and development, the bulk was attributable to an approximate $176,000 reduction at Novalog due to completion of certain product enhancement developments in the current fiscal year period. The Company currently intends to continue focusing its efforts and resources more on third party contract-related work than on internal research and development. Accordingly, the Company does not believe that its research and development expense will increase significantly, either in absolute amount or as a percentage of total revenues, in the near future.

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

Liquidity and Capital Resources

     At June 30, 2002, the Company had consolidated cash and cash equivalents of $1,122,900, which represents an increase of $742,700 from $380,200 as of September 30, 2001. The net cash used in operating activities was $1,357,000 during the first 39-week period of fiscal 2002. The primary use of cash was to fund the loss from the Company's continuing operations.

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

     During the first 39-week period of fiscal 2002, the Company generated net cash of $2,622,300 from financing activities. Cash provided by financing activities included $2,356,800 from the sale of common stock and $84,600 from the exercise of stock options. During the first 39-week period of fiscal 2002, the Company's subsidiary, Novalog, borrowed an aggregate of $464,000 and repaid an aggregate of $264,000, for a net increase of $200,000, under its secured credit line. The credit line is for borrowings up to $400,000, and is secured by restricted cash of $400,000. As of June 30, 2002, $400,000 was outstanding under this credit line. The Company also borrowed $200,000 pursuant to promissory notes during the 39-week period and retired $50,000 of that borrowed amount during the period.

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

     The Company has reserved 171,728 shares of common stock for future issuance to its employees and consultants under its 2001 Compensation Plan as of June 30, 2002. Under this plan, employees and consultants may elect to receive shares of common stock of the Company in lieu of the same amount of cash compensation for services rendered. All employees, except named executive officers, are eligible to participate. Over 90% of eligible employees have participated in the plan since its inception. Under the plan, the Board of Directors may determine to issue shares at a discount not to exceed 15% from their fair market value based on the public market price of the stock on the date of subscription. During the first 39-week period of fiscal 2002, the Company issued an aggregate 852,200 shares of common stock under this plan as non-cash consideration for the cancellation of outstanding compensation obligations of $982,500 to its employees and two consultants. Although these transactions were of a non-cash nature, they ultimately improved the liquidity of the Company by reducing the Company's need for cash to meet payroll and consulting fee obligations. In the first 26 weeks of the 39-week period, this liquidity improvement was not immediate inasmuch as the Company made non-interest bearing salary advances to 68 employees, 50 of whom had also received advances in September 2001, in the aggregate amount of $560,200 to permit said employees to purchase stock under the 2001 Compensation Plan. This practice was a continuation of the practice instituted in September 2001 which resulted in $216,900 of such advances being recorded on the Company's balance sheet at September 30, 2001. Advances were generally made to employees for the full amount of the wages that would have been payable to them at the time they agreed to convert said wages to purchase stock. The shares were sold to the employees pursuant to a registration statement on Form S-8, and no contractual limitations were placed on their resale. While there was no formal obligation concerning the due date for these advances, the verbal agreement with employees was that the Company would be repaid from sales of the securities. In the 13-week period ended June 30, 2002, the Company suspended the practice of making such employee advances and has no current plans to reinstate this practice. By June 30, 2002, all outstanding advances had been repaid, including the $216,900 of such advances made as of September 30, 2001, except for $42,400 that had been written off due to employee hardship considerations. The previous issuance of shares was not affected by this write-off.

     In addition to the non-cash transactions, the Company sold 5,000 shares during the 39-week period ended June 30, 2002 to a consultant for cash in the amount of $8,900 pursuant to the 2001 Compensation Plan. The Company currently intends to continue issuing shares of its common stock to employees and consultants from time to time under this plan in exchange for services rendered to the Company, but will not accompany stock issuances with any loans. However, the Company's operating plan does not assume continued participation by its employees and consultants as a guaranteed source of future liquidity.

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

     We will likely need to raise additional capital in the future, and additional funds may not be available on terms that are acceptable to us, or at all. We have generated significant net losses in recent periods, and experienced negative cash flows from operations in the amount of approximately $6.9 million for the fiscal year ended October 1, 2000, $10.2 million for the fiscal year ended September 30, 2001 and $1.4 million for the 39 weeks ended June 30, 2002. To offset the financial effects of these negative cash flows, we sold approximately 2.5 million shares of our common stock in various financing transactions in fiscal years 2000 and 2001 and during the 39 weeks ended June 30, 2002, realizing net proceeds of approximately $25.2 million. Despite these transactions, our net acquisitions of capital assets during this period, when combined with our operating losses, has left us with consolidated negative working capital of approximately $1.1 million at June 30, 2002. We cannot guarantee that we will be able to generate sufficient funds from our operations to meet our immediate working capital needs. In addition, our current growth plans require certain equipment, facility and product development expenditures that cannot be funded from cash generated from operations unless and until our current liabilities are substantially retired. Accordingly, we anticipate that we will likely need to raise additional capital to fund our aggregate requirements although the nature, timing and amount of that need is not immediately determinable. We cannot assure you that any additional capital may be available on a timely basis, on acceptable terms, or at all. If we are not able to obtain additional capital, our business, financial condition and results of operations will be materially adversely affected.

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

     Financing, if available, could result in significant costs to us, even if not consummated. In certain circumstances, it is possible that we or our subsidiaries could experience very substantial transaction costs or break-up fees in connection with efforts to obtain financing. For example, we entered into a non-binding letter of intent related to the possible financing of our iNetWorks subsidiary in 2001 that obligated us to pay $1.0 million to the investor if we had rejected the financing. Although we ultimately were not required to pay this break-up fee because it was the investor, not us, that withdrew from the agreement, it is not uncommon for prospective investment agreements to contain these contractual provisions. Financings, in general, also require a significant amount of management's time and can distract us from executing our business plan. Furthermore, the costs and expenses of such financings, including legal fees, can significantly increase our operating expenses.

     Our common stock may be delisted from the Nasdaq SmallCap Market if our stock price declines further or if we cannot maintain Nasdaq's minimum net worth listing requirements. In such case, the market for your shares may be limited, and it may be difficult for you to sell your shares at an acceptable price, if at all. Our common stock is currently listed on the Nasdaq SmallCap Market. Among other requirements, to maintain this listing, our common stock must continue to trade above $1.00 per share. In July 2001, our stock had failed to meet this criterion for over 30 consecutive trading days. Therefore, in accordance with Marketplace Rule 4310(c)(8)(B), we were notified by Nasdaq that we had 90 calendar days or until October 2001 to regain compliance with this Rule by reestablishing a sales price of $1.00 per share or greater for ten consecutive trading days. To regain compliance, we sought and received approval from our stockholders to effectuate a 1-for-20 reverse split of our common stock that became effective in September 2001, resulting in recompliance by the Nasdaq deadline. However, subsequent to the reverse split, our stock has, at various times, traded close to or below the $1.00 per share minimum standard, and we cannot assure you that the sales price will continue to meet

Nasdaq minimum standards. At September 30, 2002, the closing sales price of our common stock was $1.25 per share.

     In addition to the price requirement, in the absence of sustained profitability, we must also meet at least one of the two following additional standards to maintain our Nasdaq listing: (1) maintenance of tangible net worth at $2 million or greater or stockholders' equity at $2.5 million or greater, or
(2) maintenance of a market capitalization figure in excess of $35 million as measured by market prices for trades executed on Nasdaq. In July 2001, Nasdaq notified us that we were deficient with respect to both these additional standards based on our balance sheet as of April 1, 2001. In August 2001, we were advised by Nasdaq that, based on updated information, we had reestablished compliance with the $35 million market capitalization standard. However, the subsequent decline in the price of our common stock resulted in another deficiency notice from Nasdaq in August 2001. At that time we did not comply with either the market capitalization standard or the stockholders' equity standard. However, based solely on improvements in our stockholders' equity resulting from the net gain of approximately $0.9 million realized from the discontinuance of operations of our Silicon Film subsidiary in September 2001, we were able to meet the minimum stockholders' equity standard. In November 2001, we were notified by Nasdaq that we had reestablished compliance. Although we are currently in compliance with Nasdaq's listing maintenance requirements, we cannot assure you that we will be able to maintain our compliance with these requirements in the future. If we fail to meet these or other listing requirements, our common stock could be delisted, which would eliminate the primary market for your shares of common stock. As a result, you may not be able to sell your shares at an acceptable price, if at all.

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

     We are defendants in a class-action stockholders lawsuit, an unfavorable outcome of which could harm our ability to continue our operations, and the defense of which is also substantially increasing our on-going operating expenses. We have been sued by certain stockholders who allege that we made false and misleading statements about the prospects of our Silicon Film subsidiary during the period January 6, 2000 to September 15, 2001, inclusive. The complaint asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission Rule 10b-5, and seeks damages of an unspecified amount. We believe that the class action is without merit and have retained counsel to vigorously defend against the lawsuit. Nonetheless, the defense of this lawsuit increased our legal expenses by $187,000 during the 39-week period ended June 30, 2002. In addition, the outcome of any litigation is inherently uncertain, and we may not be able to satisfy an unfavorable outcome in this litigation, which could cause us to discontinue operations.

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

     From time to time, we may elect to retire obligations of our subsidiaries with cash payments or through the issuance of shares of our common stock, resulting in dilution to our existing stockholders and a decrease in our stock price. In June 2002, we issued approximately 279,000 shares of our common stock, representing approximately 4% of our shares outstanding, to BBNT Solution, LLC, an indirect wholly-owned subsidiary of Verizon Communications, Inc, to retire $500,000 of accounts payable incurred by our iNetWorks subsidiary. We elected to enter into this agreement to preserve a strategic working relationship with BBNT related to our prospective internet router development. We have also settled certain disputed obligations of our former Silicon Film subsidiary with cash payments and may elect to settle obligations of other subsidiaries in the future should business considerations warrant such an action. Although we are not required to retire the obligations of our subsidiaries, we may make such business decisions again, which could have a dilutive impact to our existing stockholders or could negatively impact our available capital. Furthermore, when and if the recipients of any such shares elect to sell them in the public market, the market price of our common stock could likely be materially and adversely affected.

     Our equity and voting interests in our subsidiaries were significantly diluted in the past as a result of private placements, and further financings could cause us to lose control of our subsidiaries. We have historically funded the operations of our subsidiaries with equity financings. The financing of our Novalog and RedHawk subsidiaries to date have involved significant private sales of common stock of those subsidiaries representing approximately 32% of the outstanding capital stock of Novalog and approximately 30% of the outstanding capital stock of RedHawk, generating net proceeds to Novalog of approximately $4.1 million and approximately $581,000 for RedHawk. While we repurchased approximately 28% of the common stock of Novalog from minority investors during fiscal years 1998 and 1999, we do not currently have sufficient discretionary capital to repurchase additional shares of Novalog or any other subsidiary. As a result of our decision to significantly reduce our expenditures related to our subsidiaries and increase our emphasis on government contracts, our development stage subsidiaries, MSI, iNetWorks and RedHawk, have consolidated their separate developmental operations and support infrastructure with ATD to reduce costs. Novalog has also downsized to be consistent with its reduced sales level. In order to continue their developmental activities, our subsidiaries would have to sell additional equity interests to finance at least some portion of their business plans. Such additional financings may not be available on acceptable terms, it at all. Even if financing becomes available, our ability to enjoy the benefits of any potential increase in value on the part of our subsidiaries can be greatly reduced by third-party investments. Additional financings by our subsidiaries will result in a reduction in our equity interests in the subsidiaries and reduced control of our subsidiaries. Significant third-party investment in our subsidiaries will likely result in third-party investors receiving subsidiary board representation and/or protective covenants that could further reduce our control over the day-to-day operations and strategic direction of our subsidiaries. Third-party financings of subsidiaries will also inherently complicate our fiduciary and contractual obligations and could leave us more vulnerable to costly and uncertain litigation in the future, which could have a material adverse effect on our business, financial condition and results of operations.

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

     Because we currently depend on government contracts and subcontracts, we face additional risks related to contracting with the federal government, including federal budget issues and fixed price contracts. General political and economic conditions, which cannot be accurately predicted, directly and indirectly affect the quantity and allocation of expenditures by federal agencies. Even the timing of incremental funding commitments to existing, but partially funded, contracts can be affected by these factors. Therefore, cutbacks or re-allocations in the federal budget could have a material adverse impact on our results of operations as long as research and development contracts remain an important element of our business. Obtaining government contracts may also involve long purchase and payment cycles, competitive bidding, qualification requirements, delays or changes in funding, budgetary constraints, political agendas, extensive specification development and price negotiations and milestone requirements. Each government agency also maintains its own rules and regulations with which we must comply and which can vary significantly among agencies. Governmental agencies also often retain some portion of fees payable upon completion of a project and collection of these fees may be delayed for several months or even years, in some instances. In addition, an increasing number of our government contracts are fixed price contracts which may prevent us from recovering costs incurred in excess of its budgeted costs. Fixed price contracts require us to estimate the total project cost based on preliminary projections of the project's requirements. The financial viability of any given project depends in large part on our ability to estimate such costs accurately and complete the project on a timely basis. In the 39-week period ended June 30, 2002, we completed fixed-price contracts with an aggregate value of $846,000. We experienced approximately $60,000 in overruns on those contracts, representing approximately 7% of the aggregate funded amount. While those overruns were largely discretionary in nature, we may not be able to achieve or improve upon this performance in the future since each contract has its own unique technical and schedule risks. In the event our actual costs exceed the fixed contractual cost, we will not be able to recover the excess costs. Some of our government contracts are also subject to termination or renegotiation at the convenience of the government, which could result in a large decline in revenue in any given quarter. Although government contracts have provisions providing for the reimbursement of costs associated with termination, the termination of a material contract at a time when our Company's funded backlog does not permit redeployment of our staff could result in reductions of employees. In April 1999, we experienced the termination of one of our contracts, but this termination did not result in the non-recovery of costs or layoff of employees. We have had to reduce our staff from time-to-time because of fluctuations in our funded government contract base. In addition, the timing of payments from government contracts is also subject to significant fluctuation and potential delay, depending on the government agency involved. Any such delay could result in a temporary shortage in our working capital. Because over 50% of our consolidated revenues in the year ended September 30, 2001 were derived directly of indirectly from government contractors, these risks can significantly affect our business, results of operations and financial condition.

     We also depend on a limited number of non-government customers. The loss of any such customer could seriously impact our consolidated revenues and harm our business. Our existing product sales have largely been derived from our Novalog subsidiary, which is heavily dependent upon sales to a limited number of original equipment manufacturers, two of which, Manufacturer's Service Limited and Citizen Electronics Co. Ltd, accounted for approximately 12% and 10%, respectively, of our consolidated revenues. Both of these OEMs are suppliers to Palm Computing. A majority of Novalog's product sales in fiscal 2000 and fiscal 2001 were derived from sales for use in Palm's products. As such, the decline in Palm's business during fiscal 2001 was a primary cause of the 29% decline in Novalog's sales for that period and the approximately 60% decline in Novalog's sales for the first 39 weeks of fiscal 2002 as compared to the comparable period in fiscal 2001. Novalog has had to significantly downsize its operations to reflect this decline in business of its primary customer. The planned business models of our MicroSensors and iNetWorks subsidiaries have similar expected dependencies on a limited number of OEM customers. Disruption of any of these relationships could materially and adversely affect our consolidated revenues and results of operations.

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

     Our ability to exploit our own technologies may be constrained by the rights of third parties who could prevent us from selling our products in certain markets or could require us to obtain costly licenses. Other companies may hold or obtain patents or inventions or may otherwise claim proprietary rights to technology useful or necessary to our business. We cannot predict the extent to which we may be required to seek licenses under such proprietary rights of third parties and the cost or availability of these licenses. While it may be necessary or desirable in the future to obtain licenses relating to one or more proposed products or relating to current or future technologies, we cannot assure you that we will be able to do so on commercially reasonable terms, if at all. If our technology is found to infringe upon the rights of third parties, or if we are unable to gain sufficient rights to use key technologies, our ability to compete would be harmed and our business, financial condition and results of operations would be materially and adversely affected.

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

     During the 13-week period ended June 30, 2002, an aggregate of 73,600 shares were issued for cash pursuant to the exercise of stock options by certain employees under the Company's 2001 Non-Qualified Stock Option Plan. The option exercises realized net proceeds of $84,600. These shares were not registered. However, the Company believes that the issuance of these shares may qualify for exemption from registration pursuant to Section 4(2) of the Act.

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

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits.

          10.1* Contract No. DAAD17-01-D-0006, by and between the Company and the Army Research Laboratory.
          10.2* Contract No. DASG60-02-C-0029, by and between the Company and the U.S. Army Space and Missile Defense.
          10.3 License Agreement between the Company and Advanced Technology Products, dated August 25, 1998.
          99.1 Periodic Report Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
* Previously filed by the Registrant with this Report on August 14, 2002.

     (b) Reports on Form 8-K.

          Form 8-K filed on May 3, 2002, including a message from Robert G. Richards, the Company's Chief Executive Officer.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 26, 2002                           Irvine Sensors Corporation
                                                  (Registrant)


                                                  By: /s/ John J.  Stuart, Jr.
                                                      --------------------------
                                                  John J.  Stuart, Jr.
                                                  Chief Financial Officer
                                                  (Principal Financial and Chief
                                                  Accounting Officer)

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

Date: November 26, 2002


/s/ Robert G. Richards
--------------------------------
Robert G. Richards,
Chief Executive Officer
(Principal Executive Officer)

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

Date: November 26, 2002

/s/ John J. Stuart, Jr.
----------------------------
John J. Stuart, Jr.,
Chief Financial Officer
(Principal Financial and
Chief Accounting Officer)

                                  Exhibit Index

          10.1* Contract No. DAAD17-01-D-0006, by and between the Company and the Army Research Laboratory.
          10.2* Contract No. DASG60-02-C-0029, by and between the Company and the U.S. Army Space and Missile Defense.
          10.3 License Agreement between the Company and Advanced Technology Products, dated August 25, 1998.
          99.1 Periodic Report Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
* Previously filed by the Registrant with this Report on August 14, 2002.