Form 10-K
period 2002-09-29
IRVINE SENSORS CORP/DE/
filed 2002-12-26
CIK 357108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 29, 2002

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

To check or clear boxes, place cursor before box and enter Alt-X to check or Alt-C to clear.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2.

Yes  ☐     No  ☑

To the extent known by the registrant, the aggregate market value of the common stock held beneficially by non-affiliates of the registrant was approximately $5.3 million based on the closing sales price on March 28, 2002 as reported by the Nasdaq SmallCap Market. The preferred stock has not been included in the computation because it is not publicly traded.

As of December 18, 2002, there were 7,463,489 shares of common stock outstanding

DOCUMENTS INCORPORATED BY REFERENCE:

Items 10-13 of Part III, to the extent not set forth herein, incorporate by reference certain information contained in the Registrant’s Definitive Proxy Statement to be used in connection with the Registrant’s 2003 Annual Meeting of Stockholders.

IRVINE SENSORS CORPORATION

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED SEPTEMBER 29, 2002

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this report, the terms “Irvine Sensors,” “ISC,” “Company,” “we,” “us” and “our” refer to Irvine Sensors Corporation and its subsidiaries.

This report contains forward-looking statements regarding Irvine Sensors which include, but are not limited to, statements concerning projected revenues, expenses, gross profit and income, market acceptance of products, the competitive nature of our business and markets, the success and timing of new product introductions and commercialization of our technologies, the need for additional capital, and the success of pending litigation. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “estimates,” “should,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Such factors include, but are not limited to the following:

•	our ability to introduce new products, gain broad market acceptance for such products and ramp up manufacturing in a timely manner;
•	our ability to secure additional research and development contracts;
•	our ability to obtain expected procurements resulting from existing contracts;
•	the pace at which new markets develop;
•	the response of competitors, many of whom are bigger and better financed than us;
•	our ability to successfully execute our business plan and control costs and expenses;
•	the availability of additional financing;
•	our ability to establish strategic partnerships to develop the business of our subsidiaries;
•	our depressed market capitalization;
•	general economic and political instability; and
•	those additional factors which are listed under the section “Risk Factors” at the end of Item 1 of this report.

We do not undertake any obligation to revise or update publicly any forward-looking statements for any reason.

PART I

Item 1.     Business

GENERAL

We design, develop and manufacture electronic products, including subsystems and semiconductors, and other products related to miniaturized electronics and the applications thereof. We are organized into the following primary business groups:

Irvine Sensors Corporation

Irvine Sensors Corporation, or ISC, develops proprietary technologies to produce extremely compact packages of solid state microcircuitry, which we believe offer volume, power, weight and operational advantages versus less miniaturized alternatives. These advantages result from our ability to assemble microelectronic chips in a three-dimensional “stack” instead of alongside each other on a flat surface, as is the case with more conventional methods. These stacking technologies have also led to our development of collateral technologies for the design of low power and low noise chips, thinning of chips and various specialized applications of chips and stacked chip assemblies in a variety of fields, including wireless infrared transmission, miniaturized sensors, image processing, infrared cameras, digital photography and internet data transmission and switching.

Our core chip-stacking technology was originally conceived and developed as a means of addressing the demands of space-based surveillance. However, the degree of miniaturization potentially realizable from our technologies has attracted research and development sponsorship from various government funding agencies for a wide variety of potential military and space applications, including but not limited to stacked memories, embedded systems, miniaturized cameras and other communications and electro-optical systems. For much of our operating history, we derived most of our revenues from such government-funded research and development. Currently, we conduct that funded research and development through our Advanced Technology Division, or ATD. ISC also has an operating division, Microelectronics Product Division, or MPD, which we organized to build and sell specialized stacked chip products. MPD only started to become a material contributor to our consolidated revenues in fiscal 2002, when it contributed nearly 12% of our total revenues. In addition to contractually funded research and development, ATD and MPD incurred approximately $1.2 million and $71,100 of internally funded research and development expense, respectively, in fiscal 2002. Since MPD’s products relate to technologies developed by ATD, MPD ultimately benefits from ATD’s research and development activities, both externally and internally funded.

In recent years, we sought to commercialize some of our technologies by creating independently managed subsidiaries that could pursue their own financing strategies separately from ISC. We formed Novalog, Inc. in October 1995 to commercially exploit our low power chip technology as applied to wireless infrared data transmission. In April 1997, we formed another subsidiary, MicroSensors, Inc., or MSI, to commercially exploit our technologies for low noise readout electronics and miniaturized inertial sensors. In June 1998, we formed a subsidiary, Silicon Film Technologies, Inc., to commercially exploit some of our digital photography technologies. Silicon Film suspended operations in September 2001 and was liquidated in fiscal 2002 pursuant to bankruptcy proceedings. In March 2000, we formed a subsidiary, RedHawk Vision Systems, Inc., to commercially exploit our technologies for digitally extracting video data. In October 2000, we formed a subsidiary, iNetWorks Corporation, to commercially exploit our chip-stacking technologies to develop proprietary switches and routers for Internet and telecommunications networks.

Cumulatively over the last three years, we received approximately 35% of our total revenues from Novalog. However, the contribution from Novalog declined to approximately 14% of our total revenues in fiscal 2002, because of a decline in Novalog’s revenues and an increase in the revenues of ATD and MPD. Other than Novalog, none of our other commercial subsidiaries have contributed substantial revenues or earnings to our consolidated results. We have reduced our investments in subsidiaries since mid-fiscal 2001 to the point that the primary activity of the subsidiaries other than Novalog, and to a lesser degree, MSI, is the pursuit of licensing relationships and third-party strategic partners to further the commercial exploitation of those subsidiaries’ technologies.

ISC was incorporated in California in December 1974 and was reincorporated in Delaware in January 1988. Our principal executive offices are located at 3001 Redhill Avenue, Building 4, Costa Mesa, California 92626, and our telephone number is (714) 549-8211.

Novalog, Inc.

Novalog is a 95% owned subsidiary of ISC that designs, develops and sells proprietary integrated circuits and related products for use in wireless infrared communication. Novalog’s initial products, SIRComm™, SIR2™, MiniSIR™ and MiniSIR2™, enable infrared, line-of-sight data transfer between computers, electronic organizers, printers, modems and other electronic devices that have compatible ports. Novalog has been an active participant in the Infrared Data Association, or IrDA, which establishes the hardware and software protocols for such products. We believe Novalog’s products have advantages in terms of power consumption, dynamic range, size and economics as compared to the products of its competitors. Novalog’s revenues have declined from approximately $6.3 million in fiscal 2000 to approximately $4.5 million in fiscal 2001 and approximately $2.1 million in fiscal 2002, largely as a result of a decline in the business of Palm Computing, the primary end-user of Novalog’s products. In fiscal 2002, 2001 and 2000, Novalog accounted for approximately 14%, 42% and 59% of our total revenues, respectively. At September 29, 2002, Novalog had four employees and occupied approximately 2,660 square feet in ISC’s office complex in Costa Mesa, California. It incurred approximately $170,900 of internally funded research and development expense in fiscal 2002. At September 29, 2002, the Chief Executive Officer of Novalog was Robert G. Richards.

MicroSensors, Inc.

MSI is a 98% owned subsidiary of ISC that was formed to develop, license and sell proprietary micromachined sensors and related electronics. Micromachining involves the use of semiconductor manufacturing processes to build electromechanical devices with feature sizes measured in microns or fractions thereof. As prices have declined for micromachined devices, such solid-state units have migrated from initial aerospace and military applications to automotive, industrial process-control and medical applications. MSI has developed the prototype of a proprietary micromachined inertial sensor, the Silicon MicroRing Gyro™. MSI has also developed a proprietary 3-axis silicon accelerometer. MSI has licensed its gyro and accelerometer technology to a third party for further development applicable to automotive applications. This license is royalty bearing to us, but initially at levels that are not material. The licensee must meet specified financial objectives through December 2004 to retain exclusivity for the licensed use. We do not anticipate that we will receive significant royalties from this license in the next several years, if at all. In addition to inertial sensors, MSI has designed Application Specific Integrated Circuits, or ASICs, to read out micromachined sensors and other electronic systems. MSI has shipped engineering samples, qualification lots and small production volumes of such an ASIC product called the Universal Capacitive Readout™, or UCR. We believe that there are many uncertainties surrounding the development of MSI’s business, including the risk that large companies may be reluctant to purchase critical parts of the nature that MSI is developing from a small company. This may be true even if MSI, or any licensees, succeed in surmounting all of the developmental challenges of the potential product applications. MSI accounted for approximately 5.6% of our total revenues in fiscal 2002. In the latter part of fiscal 2002, the operations of MSI were re-integrated with ATD to provide greater support and flexibility to exploit MSI’s technology, and at September 29, 2002, MSI had no separate employees or facility. MSI incurred approximately $558,800 of internally funded research and development expense in fiscal 2002. At September 29, 2002, the Chief Executive Officer of MSI was John C. Carson.

RedHawk Vision, Inc.

RedHawk Vision, Inc. is a 70% owned subsidiary of ISC formed to design and sell personal computer software tools that digitally enhance video data and extract improved quality images from any video source including personal camcorders, the Internet and television. RedHawk has realized limited revenues from an initial version of this software intended for professional use. RedHawk has an agreement with a software developer to further develop this software and is seeking strategic partners to facilitate the further exploitation of this technology. We do not expect material revenues from this agreement in the foreseeable future, if at all. Pending such arrangements, the success of which we cannot assure, RedHawk is maintaining a minimal operating status. RedHawk did not generate any significant revenues in fiscal 2002. At September 29, 2002, RedHawk had one employee and occupied approximately 680 square feet in ISC’s office complex in Costa Mesa, California. It incurred approximately $11,000 of internally funded research and development expense in fiscal 2002. At September 29, 2002, the Chief Executive Officer of RedHawk was James Evert.

iNetWorks Corporation

iNetWorks Corporation is a 95% owned subsidiary of ISC organized in October 2000 to develop proprietary switches and routers for Internet and telecommunications networks. iNetWorks is a development stage company that has not yet generated material revenues. iNetWorks is seeking strategic partnerships and financing to support its development plans.

We cannot assure you that such search will be successful. In the interim, ATD has sought and received government research and development contracts to further the development of iNetWorks’ technology. At September 29, 2002, iNetWorks had one employee and occupied approximately 300 square feet in our office complex in Costa Mesa, California. It incurred no internally funded research and development expenses in fiscal 2002. At September 29, 2002, the Chief Executive Officer of iNetWorks was Mel Brashears, who is also the current Chairman of the Board of ISC.

Silicon Film Technologies, Inc.

Silicon Film Technologies, Inc. is a former 51% owned subsidiary of ISC organized in June 1998 to develop and sell proprietary electronic film systems and other digital imaging products and services. Over the subsequent approximate three year period, Silicon Film secured third-party investments, developed and demonstrated product prototypes, entered into manufacturing and distribution agreements and completed certification testing on initial elements of its first planned product. Ultimately, however, Silicon Film was not able to achieve launch of its planned products within its available financing. Accordingly, Silicon Film suspended its operations in September 2001 and filed for liquidation through bankruptcy proceedings in October 2001. Silicon Film’s assets were liquidated through those proceedings in February 2002, and the bankruptcy was discharged in June 2002. All financial statements and schedules of ISC reflect the discontinuation of Silicon Film’s operations.

Subsidiaries’ Capital Structure

The capital structure and ownership of our subsidiaries vary depending on the extent to which the subsidiaries have received equity financing from third-party sources other than ISC. Novalog and RedHawk have received third party financing consisting of private sales of common stock of those subsidiaries representing approximately 32% and 30%, respectively, of their issued equity interests. These sales of subsidiary minority interests in Novalog and RedHawk resulted in net proceeds to those subsidiaries in the aggregate of approximately $4.1 million and $581,000, respectively. In fiscal years 1998 and 1999, we repurchased approximately 27.5% of the common stock of Novalog from certain of the minority investors through the issuance of 96,100 shares of ISC common stock, as adjusted to reflect the 1-for-20 reverse stock split in September 2001. Those ISC shares were valued at approximately $3.2 million at the time of their issuance. Accordingly, as of September 29, 2002, our ownership of the issued and outstanding capital stock of Novalog, MSI, RedHawk and iNetWorks was approximately 95%, 98%, 70% and 95%, respectively. Assuming the exercise of all of the outstanding options and warrants and additional options that may be granted under existing option plans, our ownership of these subsidiaries would be approximately 67%, 58%, 51% and 69%, for Novalog, MSI, RedHawk and iNetWorks, respectively.

Novalog, MSI, RedHawk and iNetWorks all have substantial intercompany debts payable to ISC. At September 29, 2002, the amount of these intercompany obligations were approximately $3.1 million, $11.3 million, $1.5 million and $2.4 million for Novalog, MSI, RedHawk and iNetWorks, respectively. The obligations are not interest-bearing and contain no conversion rights. However, ISC could elect to cancel some of the indebtedness from Novalog to exercise warrants to purchase up to 3 million shares of Novalog’s common stock at the exercise price of $1.00 per share and to cancel some of the indebtedness from MSI to exercise warrants to purchase up to 4 million shares of MSI’s common stock at the exercise price of $1.00 per share. In the event that these subsidiaries are successful in attracting additional third-party equity financing, it is possible that we may be required or may elect to convert these obligations into additional equity securities of these subsidiaries.

Products and Technology

We have developed a wide variety of technologies that have been derived from our early entry into the field of chip stacking. We have previously sought to commercially exploit many of these technologies through subsidiaries organized to meet the needs of varying markets. More recently, we have begun integrating the development and marketing of both present and future products through ATD and MPD in order to reduce overall expenses. We are currently offering products in the following areas:

Stacked Chip Assemblies.    We have developed a family of standard products consisting of stacked memory chips that are used for numerous applications, including solid state data recorders. Our technology is applicable to stacking of a variety of microchips, both packaged and unpackaged, that we believe can offer demonstrable benefits to designers of systems that incorporate numerous integrated circuits, both memory and otherwise, by improving speed and reducing size, weight and power usage. In addition, since our technology reduces the number of interconnections between chips, potential system failure points can also decrease. However, our revenues from these products represented only 5.4% of our total revenues in fiscal 2001 and 11.9% of our total revenues in fiscal year 2002, so we do not have sufficient history to assure you that such products will ever achieve broad market acceptance.

We believe that the features achievable with our chip stacking technology will have application in space and in aircraft in which weight and volume considerations are dominant, as well as in various other applications in which portability is required and speed is important. We are seeking to exploit our highest density chip stacking technology through the sale of funded development and products to high end, high margin government and commercial users to whom the technical improvement will be most valuable. While these applications tend to involve lower unit volume, the potential sales are anticipated to be at significantly higher prices than many applications involving high volume production. While we have existing relationships with some of the potential customers in this market, we are not presently generating significant revenues from product sales for these applications and may not be able to do so in the future.

Since fiscal 1995, we have shipped limited quantities of our stacked unpackaged chip products, largely stacked memory, to customers for both government and commercial purposes. We hope to be able to market such products for more widespread applications in the future, but cannot guarantee our success in that regard.

Customers’ demand for enhanced performance of electronic systems has produced a wide variety of competitors and competitive systems offering higher density microelectronics ranging from various three-dimensional designs to highly dense two-dimensional designs. Although some competitors are better financed, more experienced and organizationally stronger than us, we are not aware of any system in existence or under development that can stack chips more densely than our three-dimensional approach. See “Competition.”

Microchips and Sensors.    Our Novalog subsidiary has developed a serial infrared communications chip using elements of our sensor chip design technology. This device is being used in products in order to allow computers, computer peripherals and hand-held portable electronics devices such as personal organizers, pagers and cellular phones to communicate using infrared transmissions in a manner similar to that used by remote control units for televisions and video cassette recorders. Novalog has been shipping such devices since 1995.

Our MSI subsidiary has introduced the UCR ASIC intended for use by manufacturers of micromachined products who require low noise electronic readout circuitry. MSI has shipped engineering samples, qualification volumes and small production volumes of the UCR to various customers. MSI has also developed a proprietary inertial sensor, the Silicon MicroRing Gyro, intended to provide an inexpensive means to measure angular motion for a wide variety of potential applications. In September 1999, a United States patent, assigned to MSI, was granted covering the design of the Silicon MicroRing Gyro. The commercial exploitation, if any, of the Silicon MicroRing Gyro is expected to be paced by product design-in lead times of customers, principally Original Equipment Manufacturers, or OEMs. Similarly, MSI has also developed a proprietary 3-axis silicon accelerometer that is also paced by OEM schedule considerations. MSI’s gyro and accelerometer technology has been licensed to a third party for further development targeted toward automotive applications. Because of the long lead-time of such product applications and the technical challenges of such development, we do not expect material revenues from the gyro and accelerometer technology for several years, if at all.

Miniaturized Infrared Cameras.    Several of our research and development contracts have involved the miniaturization of imaging devices, particularly those using infrared detectors that create images by sensing the heat emitted by objects being viewed. Such technology is directly applicable to applications requiring vision at night or in smoke-filled environments. Our initial product development using this technology has focused on low-power, rugged infrared cameras for security and surveillance applications. A combination of our miniaturization activities with the advanced electronic packaging available using our chip stacking has led to the development of an “instant-on” infrared camera that overcomes power limitations of competitive approaches. We have shipped early versions of such a product to a government contractor and have announced the availability of such a product to other potential customers. We also intend to market products utilizing this core technology to applications such as helmet-mounted imaging devices for firefighters and weapons sights.

Software.    In March 2000, we formed our RedHawk subsidiary to exploit our proprietary software technology for extracting quality still photographs from any video source. In September 2000, RedHawk introduced an initial version of its software primarily intended for use by professionals in the video and photographic industries. RedHawk has an agreement with an individual software developer to further develop this product and is seeking strategic relationships to more broadly exploit this technology. Pending such strategic relationships, an outcome that we cannot guarantee, RedHawk’s operations and revenues are minimal.

Potential Product Applications

Internet Routers.    In October 2000, we formed our iNetWorks subsidiary to exploit our proprietary chip-stacking technology, combined with superconducting chip technology, to develop ultra-high-speed switches and routers for Internet and telecommunications networks. We have sought and received government-funded research and development to support the development of our technology related to this router technology while iNetWorks seeks appropriate strategic and financial partners. We anticipate that development of this technology for its intended application will require substantial additional financial resources, which may not be available on acceptable terms, if at all.

Embedded Systems.    In fiscal 1998, we commenced exploration of a technology to stack chips of different functionality and dimensions within the same chip stack, in effect creating a complete, miniaturized electronic system that can be embedded in a higher-level product. We refer to this new technology as “NeoStack.” In fiscal 1999, a U.S. patent was granted on our NeoStack technology. We initially demonstrated our NeoStack technology to support a government program to develop a wearable computer. We are presently developing potential commercial applications of this technology under government contract. Our NeoStack technology is also central to the development of Internet and telecommunications routers being undertaken by our iNetWorks subsidiary. We believe, but cannot assure, that our NeoStack approach will offer advantages in terms of compactness and power consumption to developers of a wide variety of embedded computer and control systems. However, we have not yet developed this technology to the point at which we can make forecasts of potential revenue, if any, resulting from our licensing or application by OEMs.

Active Imaging Systems.    Many of the potential government applications for which we have received developmental funding over the years have involved advanced techniques for acquiring and interpreting images. In fiscal 2002, an industry team that we formed and led, and one other industry team, won an open competition to design an advanced imaging system based on integration of laser pulse returns to allow the extraction of images of objects concealed by foliage. The demonstration units being built under this contract are planned to be field tested in fiscal 2003. If these tests are successful, of which there can be no guarantee, we believe that such systems could become a significant product opportunity for us in the future.

Infrared Sensors.    The focus of our original government funded research and development and much of our subsequent follow on awards has been in the field of government applications of infrared sensors. We intend to continue to pursue such contracts with the goal of developing and selling infrared sensors for surveillance, acquisition, tracking and interception applications for a variety of Department of Defense and NASA missions.

Neural Networks. We have received a number of material contracts from government agencies regarding the development of artificial neural networks. Neural networks contain large numbers of processing nodes which continuously interact with each other, similar to the way that the neurons of a human brain interact to process sensory stimuli. Neural networks are the subject of scientific inquiry because pattern recognition and learning tasks, which humans perform well, and computers perform poorly, appear to be dependent on such processing. Neither conventional computers nor advanced parallel processors have the interconnectivity needed to emulate neural network processing techniques. We are presently pursuing additional contracts under which we would deliver demonstration products to various branches of the Department of Defense incorporating such technology. We believe our chip stacking technology offers a way to achieve the very high levels of interconnectivity necessary to construct an efficient artificial neural network. While the full embodiment of our neural network technology is years away, if at all, we intend to continue to pursue research and development in this area in order to broaden the potential product application of the technology.

Manufacturing

We use contract manufacturers to fabricate and assemble our stacked chip, microchip and sensor products. For such products, we use semiconductor fabrication and related manufacturing sources that we believe are widely available worldwide. At their present low volumes, we manufacture our camera and software products ourselves. iNetWorks does not yet manufacture products and is seeking strategic partners to provide manufacturing support in the future.

Our ultra-high-density stacking technology involves a standard manufacturing process that fabricates cubes comprising approximately 50 die layers or more along with ceramic cap and base substrates laminated with an extremely thin adhesive layer and interconnected with a thin-film bus metalization to bring the chip input/output signals out to the top surface of the stacks. The cubes can then be segmented or split into subsections as required for the particular product configuration being built. Finally, the cubes, mini-cubes or short stacks are burned in, tested, graded, kitted for packaging, out-sourced for packaging and screening, and returned for final test. Our facility is designed for low volume and prototype production of such parts.

In the last several years, we have introduced more cost competitive products manufactured with current state-of-the-art manufacturing technologies. We use independent third party qualified source vendors for the manufacturing of these products. We have currently have no long-term manufacturing contracts for our products.

The primary components of our non-memory products are integrated circuits and infrared detectors. We typically design the integrated circuits for manufacture by third parties from silicon wafers and other materials readily available from multiple sources. While we do not have any long-term arrangements with suppliers for the purchase of these materials, we believe we will have sufficient capacity to address our near term needs.

Because of the nature of the sophisticated research and development work performed under our development contracts, we design and assemble equipment for testing and prototype development. We use the unique capability of this equipment to seek, qualify for and perform additional contract research and development for our customers.

Backlog

Funded backlog includes contract amounts that we have authority to bill. At November 24, 2002, our consolidated funded backlog was approximately $1.6 million compared to approximately $1.8 million at November 26, 2001. We anticipate that substantially all of our current funded backlog will be filled in fiscal 2003. In addition, we have unfunded backlog on contracts that we have won, but that have not yet been fully funded in which funding increments are expected to be received when the previously funded amounts have been expended. We are also continuing to negotiate for additional research contracts and commercial product sales, which, if obtained, could materially increase our backlog. Many of these proposals for additional research contracts are submitted under the Small Business Innovation Research provisions of all government agencies that conduct funded research and development. In the past, we have submitted 50 or more Phase 1 SBIR proposals in any given fiscal year, with between five and ten of those proposals generally leading to initial contract awards valued between $50,000—$100,000 each. Of those Phase 1 contracts, approximately half of them have historically resulted in follow-on Phase 2 awards, usually valued between $500,000 – $1,000,000 each. In fiscal 2002, fiscal 2001 and fiscal 2000, we generated approximately $2 million, $2.4 million and $1.9 million, respectively, of funded contract revenue from these proposals. We cannot guarantee you that our future SBIR contract awards will match or exceed our historical experience, and we may not be successful in securing future contract awards. Failure to continue to obtain these SBIR awards and other funded research and development contracts in a timely manner, or at all, could materially and adversely affect our business, financial condition and results of operations.

Customers and Marketing

ATD primarily focuses its marketing efforts directly on U.S. government agencies or contractors to those agencies. We intend to continue to seek and prepare proposals for additional contracts from such sources. We also develop potential non-military uses of our technology. We believe that there will be more emphasis and funds directed to advanced technology systems and research programs for which we are qualified to compete. We believe that we may be successful in competing for some potential programs of this nature, although we cannot guarantee this outcome.

We market our infrared sensors and related microchips directly to OEMs that supply infrared communications devices complying with the standards of the Infrared Data Association, or IrDA. Novalog has established relationships with these OEMs and their suppliers. We also believe that Novalog’s participation in IrDA facilitates its marketing to those customers.

We market our UCR microchips and related inertial sensors toward three commercial areas: (i) customers with a need for custom ASICs that require low capacitance; (ii) OEMs that have a need for the cost and performance features that could be provided by MSI’s Silicon MicroRing Gyro or 3-axis accelerometer, with particular emphasis toward manufacturers of electronic toys and games, industrial monitoring equipment, medical instrumentation and automotive markets; and (iii) the manufacturers of micromachined sensors who may be able to utilize MSI’s UCR general purpose ASIC designed to support a variety of sensors requiring high accuracy capacitive readout and control electronics. Because of the scale of many of these markets, MSI has licensed a third party to pursue development and marketing for automotive applications and is focused on securing strategic partnerships with significant, existing market presence in other business areas to market its products.

We have focused our initial marketing efforts for our software product on high-end users of professional photo-editing software. Our initial product has been designed as a plug-in to such software. RedHawk has licensed a software developer to further develop its product and is seeking strategic partners to facilitate the development and marketing of future versions of its software to address broader market opportunities.

The ultimate target market for our Super Router is expected to be OEMs and carriers that support the Internet and telecommunications infrastructure. We are presently seeking strategic relationships with such entities to facilitate the development and marketing of the contemplated Super Router and related products.

In fiscal 2002, direct contracts with the U.S. government accounted for approximately 66% of our total revenues and second-tier government contracts with prime government contractors accounted for approximately 3% of our total revenues. The remaining 31% of our total revenues was derived from non-government sources. During fiscal 2002, revenues derived from the U.S. Army, the U.S. Navy, and L-3 Communications accounted for approximately 45%, 16% and 11% of total revenues, respectively. Loss of any of these customers would have a material adverse impact on our business, financial condition and results of operations. No other customer accounted for more than 10% of our total revenues for fiscal 2002.

Contracts with government agencies may be suspended or terminated by the government at any time, subject to certain conditions. Similar termination provisions are typically included in agreements with prime contractors. We cannot assure you that we will not experience suspensions or terminations in the future.

We focus marketing in specific areas of interest in order to best use our relatively limited marketing resources. With the de-emphasis on subsidiaries and reintegration of subsidiary operations, we are coordinating the marketing through a centralized director of marketing and individuals with specific responsibilities for Novalog, MSI and MPD products. The marketing of RedHawk products is conducted through a service relationship with the software developer licensee of that technology.

Competition

The demand for high performance semiconductors has produced a wide variety of competitors and competitive systems, ranging from various three-dimensional designs to highly dense two-dimensional designs. For most commercial applications, the principal competitive factor for such products is cost, although operating speed is increasingly becoming a factor. For some applications in which volume and weight are critical, such as space or avionics, density becomes the principal competitive factor. We believe that many of our competitors are better financed, more experienced and organizationally stronger than us. Accordingly, we may not be able to successfully compete in such markets in the future.

We are aware of three primary companies that have developed or acquired competing approaches to high-density chip stacking. They are Micro Technologies, Inc., 3D Plus and Vertical Circuits, Inc., a subsidiary of TRW Inc. In addition, there are several independent companies such as Staktek Corporation and DPAC Technologies Corp. and divisions of large companies that have various technologies for stacking a limited number of chips.

We are also aware of many companies that are currently servicing the military market for electro-optical sensors of the type that our products are also designed to support. The principal competitive factor in this business area is the performance sensitivity and selectivity achievable by alternative sensor approaches and designs. Our primary competitors include Texas Instruments, Inc., Lockheed Martin Corporation, Raytheon, Northrop Grumman, BAE Systems, Infrared Industries, Inc., EG&G Judson, OptoElectronics-Textron, Inc. and Boeing Corporation. We believe that most of our competitors in this area have financial, labor and capital resources greater than us, and accordingly, we may not be able to compete successfully in this market.

We currently compete with several companies that service the market for serial infrared detectors. For battery-powered applications, we believe that the principal competitive factors for such products are costs and power consumption. For desktop and related applications, we believe that the principal competitive factor is the speed of data transmission achievable. We believe that our serial infrared detectors have competitive advantages in the battery-powered applications. Our primary competitors in this sector include Agilent and Vishay Intertechnology, Inc., among others, both of whom have financial, labor and capital resources greater than us.

We believe that the primary competitors for our Silicon MicroRing Gyro include several larger companies, such as Delco Electronics, Motorola, Bosch Corporation and Systron-Donner. We believe that the principal competitive factor for these applications is cost. The expected costs for products utilizing Silicon MicroRing Gyroand accelerometer technology are anticipated to provide a significant competitive advantage through a lower market price if our licensees can successfully develop and qualify products using our technology. We have no present knowledge of competitors planning to introduce ASICs competitive to our UCR product, but given the widespread availability of integrated circuit design capabilities in the electronics industry, the emergence of competitive products is believed to be likely. To address these competitive challenges, we are seeking strategic partners with appropriate market presence and financial resources.

We are aware of some competitive software products intended to capture still photographs from video and the existence of a number of hardware applications to achieve this result, but we are not aware of any significant competitor that is able to attain the quality level achievable with the RedHawk software. We are currently seeking strategic partners to enhance our ability to compete in this market.

We believe the primary competitors for our Super Router are Cisco Systems, Inc. and Juniper Networks, Inc. Given the anticipated size and growth of the market opportunity, we believe we will have to face numerous large competitors of this nature with respect to our planned router product, and we may not be able to compete successfully in this market.

Research and Development

We believe that government and commercial research contracts will provide a portion of the funding necessary for continuing development of some of our products. However, the manufacture of stacked circuitry modules in volume will require substantial additional funds, which may involve additional equity or debt financing or a joint venture, license or other arrangement. Furthermore, the development of some of the products of our subsidiaries, particularly iNetWorks, is likely to require substantial external funding. We cannot assure you that sufficient funding will be available from government or other sources or that we will successfully develop new products for volume production.

Our consolidated research and development expenses for the fiscal years ended September 29, 2002, September 30, 2001 and October 1, 2000 were $1,991,700, $5,951,700 and $4,980,400, respectively. These expenditures were in addition to the cost of revenues associated with our customer-sponsored research and development activities. The spending levels of our own funds on research and development have declined markedly in fiscal 2002, reflecting the de-emphasis on internal financing of product development at subsidiaries. However, even given this reduction, the substantial research and development expenses in fiscal 2002 compared to our overall expenses are indicative of our resolve to maintain our competitive advantage by developing new products and improving upon our existing technology.

We have historically funded our research and development activities primarily through contracts with the federal government and with funds from our public and private stock offerings.

Patents, Trademarks and Licenses

We primarily protect our proprietary technology by seeking to obtain, where practical, patents on the inventions made by our employees. As of September 29, 2002, 56 currently effective U.S. and foreign patents have been issued and other U.S. and foreign patent applications are pending. Foreign patent applications corresponding to several of the U.S. patents and patent applications are also pending. Nine of these patents, covering early versions of our stacking technology, expire in two years or less. An additional five patents covering early versions of our stacking technology expire in three to five years. The remainder of our stacking patents, including those covering the stacking technologies that are the basis of our current product and product development activities, have durations ranging from 8 to 15 years. We also have patents on a variety of collateral technologies that we developed to support or facilitate our stacking technologies. Those patents have durations ranging from 1-16 years. The patent covering certain circuit technology embodied in Novalog’s products has a remaining duration of over 11 years. There is no assurance that additional patents will issue in the U.S. or elsewhere. Moreover, the issuance of a patent does not carry any assurance of successful application, commercial success or adequate protection. There is no assurance that our existing patents or any other patent that may issue in the future would be upheld if we seek enforcement of our patent rights against an infringer or that the we will have sufficient resources to prosecute our rights, nor is there any assurance that patents will provide meaningful protection from competition. In addition, if others were to assert that we are using technology covered by patents held by them, we would evaluate the necessity and desirability of seeking a license from the patent holder. There is no assurance that we are not infringing on other patents or that we could obtain a license if we were so infringing.

The products and improvements that we develop under government contracts are generally subject to royalty-free use by the government for government applications. However, we have has negotiated certain “non- space” exclusions in government contracts and have the right to file for patent protection on commercial products which may result from government-funded research and development activities.

We have entered into an assignment of patent and intellectual rights agreement with F.K. Eide, our Vice-President. As part of an employment agreement, Mr. Eide assigned to us all rights and interests to five U.S. Provisional Patent Applications owned by him. In consideration for this assignment, Mr. Eide will receive a 1% royalty on the gross sales revenues, if any, of any products incorporating the technology of these patent assignments for the lifetime of these patents. This agreement was executed in February 1998.

Employees

As of November 27, 2002, we, including our consolidated subsidiaries, had 75 full-time employees and 8 consultants. Of the full-time employees, 58 were engaged in engineering, production and technical support, 4 in sales and marketing and 13 in finance and administration. None of our employees is represented by a labor union, and we have experienced no work stoppages due to labor problems. We consider our employee relations to be good.

Risk Factors

Our future operating results are highly uncertain.    Before deciding to invest in Irvine Sensors or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report and in our other filings with the Commission, including any subsequent reports filed on Forms 10-K, 10-Q and 8-K. The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business and results of operations. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

We have historically generated substantial losses, which, if continued, could make it difficult to fund our operations or successfully execute our business plan, and could adversely affect our stock price.    We experienced net losses of $6.0 million for the fiscal year ended September 29, 2002, $14.6 million for the year ended September 30, 2001 and $15 million for the year ended October 1, 2000. In recent years, much of our losses were incurred as a result of our significant investments in our development stage operating subsidiaries. While we have significantly reduced our investment in subsidiaries and correspondingly have reduced our losses, we cannot assure you that we will be able to achieve or sustain profitability on a quarterly or annual basis in the future. In addition, because a large portion of our expenses are fixed, we generally are unable to reduce expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. As a result, we may continue to experience net losses, which will make it difficult to fund our operations and achieve our business plan, and could cause the market price of our common stock to decline.

We will likely need to raise additional capital in the future, and additional funds may not be available on terms that are acceptable to us, or at all.    We have generated significant net losses in recent periods, and experienced negative cash flows from operations in the amount of approximately $1.4 million for the fiscal year ended September 29, 2002 and approximately $10.2 million for the year ended September 30, 2001. To offset the financial effects of these negative cash flows, we sold approximately 2.5 million shares of our common stock in various financing transactions in fiscal years 2000, 2001 and 2002, realizing net proceeds of approximately $25.2 million. At September 29, 2002, we had consolidated negative working capital of approximately $1.5 million. We cannot guarantee that we will be able to generate sufficient funds from our operations to meet our immediate working capital needs. In addition, our current growth plans require certain equipment, facility and product development expenditures that cannot be funded from cash generated from operations unless and until our current liabilities are substantially retired. Accordingly, we anticipate that we will likely need to raise additional capital in the near future to fund our aggregate requirements although the nature, timing and amount of that need is not immediately determinable. We cannot assure you that any additional capital may be available on a timely basis, on acceptable terms, or at all. If we are not able to obtain additional capital, our business, financial condition and results of operations will be materially adversely affected.

We anticipate that our capital requirements will depend on many factors, including:

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

Financing, if available, could result in significant costs to us, even if not consummated.    In certain circumstances, it is possible that we could experience very substantial transaction costs or break-up fees in connection with efforts to obtain financing. For example, we entered into a non-binding letter of intent related to the possible financing of our iNetWorks subsidiary in 2001 that obligated us to pay $1.0 million to the investor if we had rejected the financing. Although we ultimately were not required to pay this break-up fee because it was the investor, not us, that withdrew from the agreement, it is not uncommon for prospective investment agreements to contain these contractual provisions. Financings, in general, also require a significant amount of management’s time and can distract us from executing our business plan. Furthermore, the costs and expenses of such financings, including legal fees, can significantly increase our operating expenses.

Our common stock may be delisted from the Nasdaq SmallCap Market if our stock price declines further or if we cannot maintain Nasdaq’s minimum net worth listing requirements. In such case, the market for your shares may be limited, and it may be difficult for you to sell your shares at an acceptable price, if at all.    Our common stock is currently listed on the Nasdaq SmallCap Market. Among other requirements, to maintain this listing, our common stock must continue to trade above $1.00 per share. In July 2001, our stock had failed to meet this criterion for over 30 consecutive trading days. Therefore, in accordance with Marketplace Rule 4310(c)(8)(B), we were notified by Nasdaq that we had 90 calendar days or until October 2001 to regain compliance with this Rule by reestablishing a sales price of $1.00 per share or greater for ten consecutive trading days. To regain compliance, we sought and received approval from our stockholders to effectuate a 1-for-20 reverse split of our common stock that became effective in September 2001, resulting in recompliance by the Nasdaq deadline. However, subsequent to the reverse split, our stock has, at various times, traded close to or below the $1.00 per share minimum standard, and we cannot assure you that the sales price will continue to meet Nasdaq minimum standards. At December 18, 2002, the closing sales price of our common stock was $1.87 per share.

In addition to the price requirement, in the absence of sustained profitability, we must also meet at least one of the two following additional standards to maintain our Nasdaq listing: (1) maintenance of tangible net worth at $2 million or greater or stockholders’ equity at $2.5 million or greater, or (2) maintenance of a market capitalization figure in excess of $35 million as measured by market prices for trades executed on Nasdaq. In July 2001, Nasdaq notified us that we were deficient with respect to both these additional standards based on our balance sheet as of April 1, 2001. In August 2001, we were advised by Nasdaq that, based on updated information, we had reestablished compliance with the $35 million market capitalization standard. However, the subsequent decline in the price of our common stock resulted in another deficiency notice from Nasdaq in August 2001. At that time we did not comply with either the market capitalization standard or the stockholders’ equity standard. However, based solely on improvements in our stockholders’ equity resulting from the net gain of approximately $0.9 million realized from the discontinuance of operations of our Silicon Film subsidiary in September 2001, we were able to meet the minimum stockholders’ equity standard. In November 2001, we were notified by Nasdaq that we had reestablished compliance. Although we are currently in compliance with Nasdaq’s listing maintenance requirements, we cannot assure you that we will be able to maintain our compliance with these requirements in the future. If we fail to meet these or other listing requirements, our common stock could be delisted, which would eliminate the primary market for your shares of common stock. As a result, you may not be able to sell your shares at an acceptable price, if at all.

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

We are defendants in a class-action stockholders lawsuit, an unfavorable outcome of which could harm our ability to continue our operations, and the defense of which is also substantially increasing our on-going operating expenses.    We have been sued by certain stockholders who allege that we made false and misleading statements about the prospects of our Silicon Film subsidiary during the period January 6, 2000 to September 15, 2001, inclusive. The complaint asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission Rule 10b-5, and seeks damages of an unspecified amount. We believe that the class action is without merit and have retained counsel to vigorously defend against the lawsuit. Nonetheless, the defense of this lawsuit increased our legal expenses by $250,000 in fiscal 2002. In addition, the outcome of any litigation is inherently uncertain, and we may not be able to satisfy an unfavorable outcome in this litigation, which could cause us to discontinue operations.

If we are not able to commercialize our technology, we may not be able to increase our revenues or achieve or sustain profitability.    Since commencing operations, we have developed technology, principally under government research contracts, for various defense-based applications. Contract research and development accounted for approximately 69% of our total revenues for the year ended September 29, 2002. However, since our margins on government contracts are generally limited, and our revenues from such contracts are tied to government budget cycles and influenced by numerous political and economic factors beyond our control, and are subject to our ability to win additional contracts, our long-term prospects of realizing significant returns from our technology will likely also require penetration of commercial markets. In prior years, we have made significant investments to commercialize our technologies without significant success. These efforts included the purchase and later shut down of the IBM cubing line, the formation of the Novalog, MSI, Silicon Film, RedHawk and iNetWorks subsidiaries and the development of various stacked-memory products intended for military, aerospace and commercial markets. While these changes have developed new revenue sources, they have not yet resulted in consolidated profitability to date, and a majority of our total revenues for the year ended September 29, 2002 were still generated from contract research and development. Only our Novalog subsidiary has experienced periods of profitability, and that subsidiary is not currently profitable due to the decline in the sales of Palm PDAs, the largest end use application of Novalog’s products. We cannot assure you that any of our present and contemplated future products will achieve broad market acceptance in commercial marketplaces, and if they do not, our business, results of operations and financial condition will be materially and adversely affected.

Significant sales of our common stock in the public market will cause our stock price to fall.    As of September 29, 2002, we had approximately 7 million shares of common stock outstanding, of which approximately 5 million shares were freely tradable, other than restrictions imposed upon our affiliates. An additional 1 million shares were subject to contractual restrictions on trading on September 29, 2002, but became freely tradable between October 2002 and November 2002 when the contractual restrictions expired. The average daily trading volume of our shares in September 2002 was only approximately 14,500 shares. The freely tradable shares are significantly greater in number than the daily average trading volume of our shares. If the holders of the freely tradable shares were to sell a significant amount of our common stock in the public market, the market price of our common stock would likely be significantly adversely affected.

From time to time, we may elect to retire obligations of our subsidiaries with cash payments or through the issuance of shares of our common stock, which could result in dilution to our existing stockholders and a decrease in our stock price.    In June 2002, we issued approximately 279,000 shares of our common stock to BBNT Solution, LLC, an indirect wholly-owned subsidiary of Verizon Communications, Inc., representing approximately 4% of our shares outstanding, to retire $500,000 of debt incurred by our iNetWorks subsidiary. We elected to enter into this agreement to preserve a strategic working relationship with BBNT related to our prospective Internet router development. We have also settled certain disputed obligations of our former Silicon Film subsidiary with cash payments and may elect to settle obligations of other subsidiaries in the future. We have recorded these payments as intercompany debt to preserve the possibility of repayment in the future, but such repayment would likely be contingent on future third party investments in subsidiaries that we cannot guarantee. Although we are not required to retire the obligations of our subsidiaries, we may make such business decisions again, which could have a dilutive impact to our existing stockholders or could negatively impact our available capital. Furthermore, when and if the recipients of any such shares elect to sell them in the public market, the market price of our common stock could likely be materially and adversely affected.

Our equity and voting interests in our subsidiaries were significantly diluted in the past as a result of private placements, and further financings could cause us to lose control of our subsidiaries.    We have historically funded the operations of our subsidiaries with equity financings. The financing of our Novalog and RedHawk subsidiaries to date have involved significant private sales of common stock of those subsidiaries representing approximately 32% of the outstanding capital stock of Novalog and approximately 30% of the outstanding capital stock of RedHawk, generating net proceeds to Novalog of approximately $4.1 million and approximately $581,000 for RedHawk. In the case of RedHawk, the private sales to third party minority investors occurred in the first fiscal quarter of fiscal 2001 at prices higher than the exercised prices of options and warrants granted to RedHawk employees in the last fiscal quarter of fiscal 2000. While we repurchased approximately 28% of the common stock of Novalog from minority investors during fiscal years 1998 and 1999, we do not currently have sufficient discretionary capital to repurchase additional shares of Novalog or any other subsidiary. As a result of our decision to significantly reduce our expenditures related to our subsidiaries and increase our emphasis on government contracts, our development stage subsidiaries, MSI, iNetWorks and RedHawk, have consolidated their separate operations with ATD to reduce costs. Novalog has also downsized to be consistent with its reduced sales level. In order to continue their developmental activities, our subsidiaries would have to partner with a third party or sell additional equity interests to finance at least some portion of their business plans. Such partnering relationship or additional financings may not be available on acceptable terms, it at all. Even if financing becomes available, our ability to enjoy the benefits of any potential increase in value on the part of our subsidiaries can be greatly reduced by third-party investments. Additional financings by our subsidiaries will result in a reduction in our equity interests in the subsidiaries and reduced control of our subsidiaries. Significant third-party investment in our subsidiaries will likely result in third-party investors receiving subsidiary board representation and/or protective covenants that could further reduce our control over the day-to-day operations and strategic direction of our subsidiaries. Third-party financings of subsidiaries will also inherently complicate our fiduciary and contractual obligations and could leave us more vulnerable to costly and uncertain litigation in the future, which could have a material adverse effect on our business, financial condition and results of operations.

Our government-funded research and development business depends on a limited number of customers, and if any of these customers terminate or reduce their contracts with us, or if we cannot obtain additional government contracts in the future, our revenues will decline and our results of operations will be adversely affected.    In the fiscal year ended September 29, 2002, all of our revenues from government agencies were derived from three governmental agencies, the U.S. Navy, the U.S. Air Force and the U.S. Army. The Air Force accounted for approximately 5% of our total revenues, but the U.S. Army and the U.S. Navy accounted for approximately 46% and 16%, respectively, of our total revenues. In addition, approximately 1% of ur total revenues was derived from a limited number of prime government contractors. Although we ultimately plan to shift our focus to include the commercialization of our technology, we expect to continue to be dependent upon research and development contracts with federal agencies and their contractors for a substantial portion of our revenues for the foreseeable future. This dependency on a few contract sources increases the risks of disruption in this area of our business that could adversely affect our consolidated revenues and results of operations.

Because we currently depend on government contracts and subcontracts, we face additional risks related to contracting with the federal government, including federal budget issues and fixed price contracts.    General political and economic conditions, which cannot be accurately predicted, directly and indirectly affect the quantity and allocation of expenditures by federal agencies. Even the timing of incremental funding commitments to existing, but partially funded, contracts can be affected by these factors. Therefore, cutbacks or re-allocations in the federal budget could have a material adverse impact on our results of operations as long as research and development contracts remain an important element of our business. Obtaining government contracts may also involve long purchase and payment cycles, competitive bidding, qualification requirements, delays or changes in funding, budgetary constraints, political agendas, extensive specification development and price negotiations and milestone requirements. Each government agency also maintains its own rules and regulations with which we must comply and which can vary significantly among agencies. Governmental agencies also often retain some portion of fees payable upon completion of a project and collection of these fees may be delayed for several months or even years, in some instances. In addition, an increasing number of our government contracts are fixed price contracts which may prevent us from recovering costs incurred in excess of its budgeted costs. Fixed price contracts require us to estimate the total project cost based on preliminary projections of the project’s requirements. The financial viability of any given project depends in large part on our ability to estimate such costs accurately and complete the project on a timely basis. In the fiscal year ended September 29, 2002, we completed fixed-price contracts with an aggregate value of $1,969,900. We experienced approximately $307,800 in overruns on those contracts, representing approximately 16% of the aggregate funded amount. While those overruns were largely discretionary in nature, we may not be able to achieve or improve upon this performance in the future since each contract has its own unique technical and schedule risks. In the event our actual costs exceed the fixed contractual cost, we will not be able to recover the excess costs. Some of our government contracts are also subject to termination or renegotiation at the convenience of the government, which could result in a large decline in revenue in any given quarter. Although government contracts have provisions providing for the reimbursement of costs associated with termination, the termination of a material contract at a time when our Company’s funded backlog does not permit redeployment of our staff could result in reductions of employees. In April 1999, we experienced the termination of one of our contracts, but this termination did not result in the non-

recovery of costs or layoff of employees. We also have had to reduce our staff from time-to-time because of fluctuations in our funded government contract base. In addition, the timing of payments from government contracts is also subject to significant fluctuation and potential delay, depending on the government agency involved. Any such delay could result in a temporary shortage in our working capital. Since nearly 70% of our total revenues in the year ended September 29, 2002 were derived directly of indirectly from government contractors, these risks can significantly affect our business, results of operations and financial condition.

We also depend on a limited number of non-government customers. The loss of any such customer could seriously impact our consolidated revenues and harm our business.    Our existing product sales have largely been derived from our Novalog subsidiary, which is heavily dependent upon sales to a limited number of original equipment manufacturers, four of which, Flextronics, MSL, Interlogix and Inventec Electronics., accounted for approximately 15%, 8%, 8%, and 7%, respectively, of our product sales. Three of these four OEMs are suppliers to Palm Computing. A majority of Novalog’s product sales in fiscal 2000, fiscal 2001 and fiscal 2002 were derived from sales for use in Palm’s products. As such, the decline in Palm’s business beginning in fiscal 2001 was a primary cause of the 29% decline in Novalog’s sales for that period and the approximately 54% decline in Novalog’s sales for fiscal 2002 as compared to fiscal 2001. Novalog has had to significantly downsize its operations to reflect this decline in business of its primary customer. The planned business models of our MicroSensors and iNetWorks subsidiaries have similar expected dependencies on a limited number of OEM customers. Disruption of any of these relationships could materially and adversely affect our consolidated revenues and results of operations.

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

If we are not able to adequately protect or enforce our patent or other intellectual property rights, our ability to compete in our target markets could be materially and adversely affected.    We believe that our success, and that of our subsidiaries, will depend, in part, on the strength of our existing patent protection and the additional patent protection that we and our subsidiaries may acquire in the future. As of September 29, 2002, Irvine Sensors owned forty-one U.S. patents in force and fifteen foreign patents and has other patent applications pending before the U.S. Patent and Trademark Office as well as various foreign jurisdictions. It is possible that any existing patents or future patents, if any, could be challenged, invalidated or circumvented, and any right granted under these patents may not provide us with meaningful protection from competition. Despite our precautions, it may be possible for a third party to copy or otherwise obtain and use our products, services or technology without authorization, to develop similar technology independently or to design around our patents. In addition we treat technical data as confidential and generally rely on internal nondisclosure safeguards, including confidentiality agreements with employees, and on laws protecting trade secrets, to protect proprietary information. We cannot assure you that these measures will adequately protect the confidentiality of our proprietary information or that others will not independently develop products or technology that are equivalent or superior to ours.

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

Our stock price has been subject to significant volatility. You may not be able to sell your shares of common stock at or above the price you paid for them.    The trading price of our common stock has been subject to wide fluctuations in the past. Since January 2000, the common stock has traded at prices as low as $0.75 per share and as high as $375.00 per share, after giving effect to the 1-for-20 reverse stock split in September 2001. We may not be able to increase or sustain the current market price of our common stock in the future. As such, you may not be able to resell your shares of common stock at or above the price you paid for them. The market price of the common stock could continue to fluctuate in the future in response to various factors, including, but not limited to:

•	quarterly variations in operating results;

•	our ability to control costs and improve cash flow;

•	announcements of technological innovations or new products by us or our competitors;

•	changes in investor perceptions;

•	economic and political instability;

•	new products or product enhancements by us or our competitors; and

•	changes in earnings estimates or investment recommendations by securities analysts.

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

Our international operations are subject to many inherent risks, any of which may adversely affect our business, financial condition and results of operations.    Approximately 6% of our total revenues in the year ended September 29, 2002 was derived from sales outside the United States. In the future, we intend to continue to expand our international business activities. International operations are subject to many inherent risks that may adversely effect our business, financial condition and operating results, including:

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

We may be subject to additional risks.    The risks and uncertainties described above are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also adversely affect our business operations.

Item 2.     Properties

The following table sets forth information with respect to our facilities:

Location	Square Feet	Monthly Rent	Lease Expiration
Costa Mesa, CA (1)	42,400	$58,400	September 2004 and 2006

(1)	Includes facilities for ISC corporate headquarters, ATD, MPD, MSI, RedHawk, iNetWorks and Novalog.

The facilities used by ATD include laboratories containing clean rooms for operations requiring a working environment with reduced atmospheric particles. We believe that our facilities are adequate for our operations for the current fiscal year.

Item 3.    Legal Proceedings

Irvine Sensors was named as a defendant in a lawsuit entitled “Irvine Oaks Realty v. Silicon Film Technologies, Inc., et al.” Irvine Oaks Realty claimed that Irvine Sensors was liable for past and future lost rents of Silicon Film’s previous tenancy, as a guarantor of Silicon Film’s lease with Irvine Oaks, in the amount of at least $250,000. We asserted that we had complied with applicable exclusion clauses in the guarantee, and therefore were not liable for any damages. In September 2002, we entered into a settlement agreement with the plaintiff in this lawsuit for a monetary amount within the amount we had previously reserved, and in October 2002, the lawsuit was dismissed.

From February 14 to March 15, 2002, five purported class action complaints were filed in the United States District Court for the Central District of California against Irvine Sensors, certain of our current and former officers and directors, and an officer and director of our former subsidiary Silicon Film Technologies, Inc. By stipulated Order dated May 10, 2002, the Court consolidated these actions. Pursuant to the order, plaintiffs served an amended complaint on July 5, 2002. The amended complaint alleges that defendants made false and misleading statements about the prospects of Silicon Film during the period January 6, 2000 to September 15, 2001, inclusive. The amended complaint asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission Rule 10b-5, and seeks damages of an unspecified amount.

There has been no discovery to date and no trial has yet been scheduled. We believe that we have meritorious defenses to the consolidated action and intend to defend it vigorously. We have filed a motion to dismiss the consolidated action that is presently scheduled to be heard by the Court on February 3, 2003. If we do not obtain a favorable resolution of the claims set forth in the action, such an outcome could have a material adverse effect on our business, results of operations and financial condition. Currently, the amount of such material adverse effect cannot reasonably be estimated.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

The following table sets forth the range of high and low sales prices of our common stock (Nasdaq SmallCap Market symbol: IRSN) for the periods indicated, as reported by the Nasdaq SmallCap Market, and giving effect to the 1-for-20 reverse stock split effected in September 2001. These prices represent prices among dealers, do not include retail markups, markdowns or commissions, and may not represent actual transactions:

	High	Low
Fiscal Year Ended September 29, 2002:
First Quarter	$ 2.26	$ 1.05
Second Quarter	1.41	0.77
Third Quarter	2.84	1.07
Fourth Quarter	1.67	1.00

Fiscal Year Ended September 30, 2001:
First Quarter	$63.75	$20.62
Second Quarter	70.62	25.00
Third Quarter	30.00	10.60
Fourth Quarter	20.60	1.13

On December 18, 2002, the last sales price for our common stock on the Nasdaq SmallCap Market was $1.87.

On December 18, 2002, there were approximately 428 stockholders of record based on information provided by our transfer agent.

We have never declared or paid cash dividends on our common stock since our incorporation and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Under Delaware law there are certain restrictions that limit our ability to pay cash dividends in the future.

Recent Sales of Unregistered Securities

All sales of unregistered securities sold during fiscal year 2002 have been previously reported except for the following transactions:

In May 2002, we issued warrants to purchase 200,000 shares of common stock, at an exercise price of $2.34 per share and with a three-year term, to a consulting firm that provided finder services in connection with a private placement of our common stock. In June 2002, we issued warrants to purchase 25,000 shares of our common stock at an exercise price of $1.52 per share and that expire June 25, 2005 to a financial consultant for services rendered, including introduction of the finder for the May private placement. Both of the warrant holders are accredited investors.

The issuance of the warrants described in the previous paragraph were deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Act”), in reliance on Section 4(2) of the Act as transactions by an issuer not involving any public offering.

Item 6.     Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this report. The consolidated statement of operations data for the fiscal years ended September 29, 2002, September 30, 2001 and October 1, 2000, and the consolidated balance sheet data at September 29, 2002 and September 30, 2001 are derived from audited consolidated financial statements incorporated by reference in this report. The consolidated statement of operations data for the fiscal years ended October 3, 1999 and September 27, 1998, and the consolidated balance sheet data at October 1, 2000, October 3, 1999 and September 27, 1998 are derived from audited consolidated financial statements not included in this report. The historical results are not necessarily indicative of results to be expected in any future period.

	Fiscal Year Ended
	September 29, 2002	September 30, 2001	October 1, 2000	October 3, 1999	September 27, 1998
Consolidated Statement of Operations Data:

Total revenues	$15,342,300	$10,657,300	$10,769,800	$11,098,600	$9,314,500

Loss from operations	(5,926,900)	(16,126,000)	(9,972,400)	(5,989,900)	(4,756,000)

Loss from continuing operations	(6,072,500)	(15,525,500)	(8,994,900)	(5,323,100)	(3,201,300)

Gain (loss) from discontinued operations	35,000	938,000	(6,043,400)	(3,792,600)	(1,042,200)

Net loss	(6,037,500)	(14,587,500)	(15,038,300)	(9,115,700)	(4,243,500)

Basic net loss per common and common equivalent share	$(1.06)	$(5.72)	$(7.44)	$(5.84)	$(3.45)

Weighted average number of shares outstanding	5,694,800	2,549,500	2,201,400	1,562,200	1,229,900

Shares used in computing net loss per share (1)	5,694,800	2,549,500	2,201,400	1,562,200	1,229,900

(1)	Loss per common and common equivalent shares includes, where applicable, cumulative and imputed dividends on preferred stock that have not been declared or paid.

	Fiscal Year Ended
	September 29, 2002	September 30, 2001	October 1, 2000	October 3, 1999	September 27, 1998
Consolidated Balance Sheet Data:

Current assets	$4,756,500	$5,024,200	$11,784,900	$5,972,650	$4,752,700

Current liabilities	6,239,700	5,693,100	3,088,900	4,581,100	2,179,900

Working capital (deficit)	(1,483,200)	(668,900)	8,696,000	1,391,550	2,572,800

Total assets	10,394,750	11,141,650	15,853,850	9,716,150	6,948,600

Long-term debt	61,300	180,300	173,800	433,200	933,700

Stockholders’ equity	3,626,550	4,688,950	7,586,550	2,212,650	2,347,000

Item	7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

OVERVIEW

We currently have seven operating segments: ATD, Novalog, MPD, MSI, RedHawk, iNetWorks and Corporate Headquarters. In years prior to fiscal 2002, each segment was separately managed, with separate marketing and distribution systems. In the latter part of fiscal 2002, the operations of MSI, RedHawk, and iNetWorks were consolidated with those of ATD to reduce aggregate operating expenses. Corporate Headquarters provides accounting, inventory control and management consulting services to the consolidated subsidiaries. Corporate revenue consists of charges to the subsidiaries for these services and corporate assets consist of loans to subsidiaries and goodwill for reacquisition of subsidiary stock.

Historically, we have made significant investments to fund research and development for our operating subsidiaries. To date, other than Novalog, none of our subsidiaries have contributed material revenues or earnings to our consolidated results of operations. Starting in fiscal 2001, we adopted a policy to significantly reduce our investments in our subsidiaries for the foreseeable future. As a result, the subsidiaries will need to seek independent funding or partner with third parties to further develop their products. In addition, in the latter part of fiscal 2002, we consolidated the operations of MSI, RedHawk, and iNetWorks with those of ATD to reduce aggregate expenses. In September 2001, Silicon Film Technologies, a former subsidiary of ISC, suspended operations and in October 2002 filed for liquidation through bankruptcy proceedings. Silicon Film’s assets were liquidated through those proceedings in February 2002, and the bankruptcy was discharged in June 2002. All financial statements and schedules of ISC give effect to the liquidation of Silicon Film and report Silicon Film as a discontinued operation. All significant intercompany transactions and balances have been eliminated in this consolidation.

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. As such, management is required to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The significant accounting policies that are most critical to aid in fully understanding and evaluating reported financial results include the following:

Revenue Recognition

Our research and development contracts are usually cost plus fixed fee. United States government contract costs, including indirect costs, are subject to audit and adjustment by negotiations between us and government representatives. Our accounting policies regarding the recognition of revenue for these contractual arrangements is fully described in Note 1 of Notes to Consolidated Financial Statements. Generally, revenues are recognized using percentage of completion accounting for contracts.

We consider many factors when applying accounting principles generally accepted in the United States of America related to revenue recognition. These factors generally include, but are not limited to:

1.	The actual contractual terms, such as payment terms, delivery dates, and pricing of the various product and service elements of a contract;
2.	Time period over which services are to be performed;
3.	Costs incurred to date;
4.	Total estimated costs of the project;
5.	Anticipated losses on contracts; and
6.	Collectibility of the revenues.

Each of the relevant factors is analyzed to determine its impact, individually and collectively with other factors, on the revenue to be recognized for any particular contract with a customer. Management is required to make judgments regarding the significance of each factor in applying the revenue recognition standards, as well as whether or not each factor complies with such standards. Any misjudgment or error by management in its evaluation of the factors and the application of the standards, could have a material adverse affect on our future operating results.

Inventory

Inventories are stated at the lower of cost or market. Each quarter, we evaluate our inventories for excess quantities and obsolescence. Inventories that are considered obsolete are written off. Remaining inventory balances are adjusted to approximate the lower of cost or market value. The valuation of inventories at the lower of cost or market requires the use of estimates as to the amounts of current inventories that will be sold. These estimates are dependent on our assessment of current and expected orders from our customers.

Costs on long-term contracts and programs in progress represent recoverable costs incurred. ATD’s marketing involves the identification and pursuit of specific government budgets and programs. ATD is frequently involved in the pursuit of a specific anticipated contract that is a follow-on or related to an existing contract. ATD often determines that it is probable that a subsequent award will be successfully received, particularly if ATD can demonstrate continued progress against anticipated technical goals of the projected new program while the government goes through its lengthy process required to allocate funds and award contracts. Accordingly, ATD from time-to-time capitalizes material, labor and overhead costs expected to be recovered from a probable new contract. Due to the uncertain timing of ATD being awarded a contract, we maintain significant reserves for this inventory to avoid overstating its value. We have adopted this practice because we are typically able to more fully recover such costs under the provisions of government contracts by direct billing of inventory rather than by seeking recovery of such costs through permitted indirect rates.

Valuation Allowances

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance.

FISCAL YEAR ENDED SEPTEMBER 29, 2002 vs. FISCAL YEAR ENDED SEPTEMBER 30, 2001

Fiscal 2002 product sales of $4,641,700 decreased by $622,900, or approximately 12%, from the $5,264,600 of product sales generated in fiscal 2001. This decrease was the primarily due to a continuing decline in the sales of products intended for use in products of Palm Computing, sold by our Novalog subsidiary, offset by an increase in product sales of MPD and MSI. Novalog’s product sales, including $49,200 of other revenues generated during fiscal 2002, declined approximately 54%, to $2,074,500 in fiscal 2002 from $4,511,700 in fiscal 2001. MPD’s and MSI’s product sales, including $28,500 and $61,400 of other revenues generated during fiscal 2002 respectively, increased approximately 213% and 600%, respectively, to $1,823,100 in fiscal 2002 versus $582,500 in fiscal 2001 for MPD and to $853,600 in fiscal 2002 versus $121,900 in fiscal 2001 for MSI. Fiscal 2002 cost of product sales was $4,048,800, or approximately 88% of product sales, a decrease from $5,697,000 or approximately 108% of product sales in fiscal 2001. The improvement in gross margins was almost completely due to the absence in fiscal 2002 of product costs incurred in fiscal 2001 that did not recur in fiscal 2002, namely approximately $180,000 relating to fiscal 2001 testing and qualifying of MPD’s new products and the $638,600 fiscal 2001 write-down of RedHawk’s capitalized software development costs. Novalog’s unit volume of products shipped in fiscal 2002 was approximately 38% of its unit volume shipped in fiscal 2001, accounting for approximately 113% of the reduction in Novalog’s revenues from fiscal 2002 to fiscal 2001, which was offset, in part, by an approximately 13% increase in the average unit price.

Fiscal 2002 contract research and development revenue of $10,561,500 increased by $5,180,700, an approximate 96% improvement over the $5,380,800 of such revenue in fiscal 2001. Contract research and development revenue is predominantly conducted through ATD. During fiscal 2002, ATD received the largest initial grant of such a contract in its history, an approximate $9.6 million award to develop an airborne laser-based sensor. This contract accounted for approximately $4.7 million of fiscal 2002 contract research and development revenue. During fiscal 2002, ATD recovered approximately $262,800 of its previously inventoried labor, material and overhead costs through sales to government contracts. However, ATD added new inventoried labor, material and overhead costs of $472,700, net of reserves, in fiscal 2002 in anticipation of new contracts in the future, resulting in a net increase of $209,900 in ATD’s inventoried labor, material and overhead costs in fiscal 2002. Of this new inventory, $304,500 was related to our miniaturized infrared camera technology, with the balance related to our chip stacking and image processing technologies. Cost of contract research and development revenue in fiscal 2002 was $7,752,100 or approximately 73% of contract research and development revenue, improved from $4,364,200 or 81% of contract research and development revenue in fiscal 2001. This improvement included a decrease of approximately $477,000, or 52%, in ATD’s accrued reserve for potential losses on ongoing research contracts, from $921,200 at September 30, 2001 to $442,200 at September 29, 2002. Of this fiscal 2002 decrease, $327,400 was related to possible cost-sharing obligations of a government contract that had not been resolved at September 30, 2001, but that were resolved favorably during fiscal 2002. The balance of the fiscal 2002 improvement in contract research and development revenue was the net of (i) a $300,400 fiscal 2002 decrease in reserves for seven contracts that were outstanding at September 30, 2001; (ii) a fiscal 2002 increase of $23,400 in the reserve for one contract outstanding at September 30, 2001; (iii) the establishment at September 29, 2002 of reserves in the aggregate amount of $350,500 for seven new contracts and; (iv) elimination of the September 30, 2001 general contract reserve in the amount of $223,100 in recognition of the establishment of specific reserves for all open contracts at September 29, 2002. The specific contract reserves are all based on the estimates of program managers of the future effort required to achieve desired technical objectives

General and administrative expense of $7,476,600 in fiscal 2002 decreased by $3,293,800 or approximately 31%, from the $10,770,400 of general and administrative expenses of fiscal 2001. Of this decrease, $1,859,000 was attributable to reductions in salary and related benefit costs. An additional $750,800 reduction was due to the lower amount and imputed value of warrants issued to service providers in fiscal 2002 versus fiscal 2001. An aggregate $660,200 of the remaining reduction was attributable to reductions in services and supplies at MSI, iNetWorks and RedHawk in the amounts of $133,700, $288,300 and $238,200, respectively. As a percentage of total revenues, general and administrative expense was approximately 49% in fiscal 2002 compared to 101% in fiscal 2001.

Research and development expense was reduced to $1,991,700 in fiscal 2002 compared to $5,951,700 in fiscal 2001. Of this $3,960,000 decrease, a 67% reduction from fiscal 2001, $2,570,800 was attributable to our decision to reduce investments in subsidiaries absent commitments from strategic partners to exploit subsidiary technologies. Approximately $1.3 million of the decrease in research and development expense was due to the increase in ATD’s funded contract research and development in fiscal 2002 and the corresponding unavailability of discretionary resources in ATD to conduct internally funded research and development. Since the nature of ATD’s contracts tends to advance our technology in any event, we believe that the reduction in research and development expense in fiscal 2002 has not impaired our technology. As a percentage of revenues, R&D accounted for approximately 13% in fiscal 2002 versus 56% in fiscal 2001. We intend to manage our internally funded research and development expense in the future to levels more consistent with those of fiscal 2002 than those of fiscal 2001.

Other than the $1.3 million research and development reduction in ATD noted above, the aggregate decrease of $7,253,800 in operating costs and expenses during fiscal 2002 is largely the result of our decision to reduce our investments in our subsidiaries and the administrative support required for the separate operations of those subsidiaries.

The consolidated loss from continuing operations of $6,072,500 in fiscal 2002 was $9,453,000, or approximately 61%, less than the $15,525,500 of such loss in fiscal 2001. Losses at the three development stage subsidiaries, MSI, iNetWorks and RedHawk, were approximately $926,000, $277,000 and $161,000, respectively, representing reductions of approximately $1.92 million, $1.28 million and $1.54 million, respectively, from fiscal 2001 as a result of reductions in product development and associated activities at those subsidiaries. Novalog’s loss in fiscal 2002 was approximately $1,268,000, an increase of $761,000 from fiscal 2001, reflecting the effect of the decline in its fiscal 2002 revenues. Of the remaining approximate $5.3 million improvement in consolidated loss from continuing operations, approximately $4.7 million was realized as a result of improved absorption of indirect expenses and margins from increased revenues, with $3.5 million of that improvement occurring at ATD, which reduced its fiscal 2002 loss to approximately $1,151,900, and $0.9 million of the improvement occurring at MPD, which reduced its fiscal 2002 loss to approximately $653,000. The remaining approximate $961,600 improvement in operating loss was primarily due to net reduced expenses in our corporate headquarters segment. These net reductions included a decrease in consultant expense of $862,400, a reduction in labor expense of $645,700 and a decrease in services, supplies and miscellaneous operating expenses aggregating $273,600. These improvements in the expenses of our corporate headquarters segment were offset, in part, by increased legal expense of $373,500, a reduction of $176,400 in expenses allocable to subsidiaries, an increase in unfunded pension expense of $110,000, an increase in interest expense of $90,200 and a reduction in interest income of $70,000.

The consolidated loss from continuing operations is net of the allocation of a portion of the loss from operations attributable to minority ownership interests of consolidated subsidiaries. In fiscal 2002, the consolidated amount of minority interest loss allocation was $112,200, of which $48,800 was attributable to RedHawk and $63,400 was attributable to Novalog. This aggregate minority loss allocation was $497,400 less than the aggregate $609,600 allocated minority interest of fiscal 2001.

FISCAL YEAR ENDED SEPTEMBER 30, 2001 vs. FISCAL YEAR ENDED OCTOBER 1, 2000

Fiscal 2001 product sales of $5,264,600 decreased by $841,100 or 14% compared to fiscal 2000. This decrease was largely due to a decline in the sales of products intended for use in products of Palm Computing, sold by our Novalog subsidiary. Fiscal 2001 cost of product sales was $5,697,000 or 108% of product sales, an increase from $4,707,300 or 77% of product sales in fiscal 2000. The decrease in gross margins is largely due to the start-up expense of approximately $180,000 relating to the extensive testing and qualification associated with the introduction of MPD’s products and the write-down of RedHawk’s previously capitalized software development costs of $638,600 in fiscal 2001. Additionally, Novalog’s product mixture changed somewhat during fiscal 2001 to a composition of approximately 40% of products with a lower margin as opposed to approximately 25% lower margin products in fiscal 2000. Novalog’s unit volume of products shipped in fiscal 2001 was approximately 76% of its unit volume shipped in fiscal 2000, accounting for all but 5% of the reduction in Novalog’s revenues from fiscal 2000 to fiscal 2001. The remainder of the revenue reduction in fiscal 2001 was primarily attributable to price pressure on Novalog’s products and the changed product composition noted above.

Fiscal 2001 contract research and development revenue of $5,380,800 increased by $1,097,900 or 26% compared to fiscal 2000. Contract research and development revenue is predominantly conducted through ATD. ATD was awarded several material contracts during the year, and focused its resources more on contract activity instead of internal research and development projects, especially during the last half of fiscal 2001. ATD’s focus on contract research and development revenue also resulted in better personnel utilization and a corresponding increase in margins on contract research and development revenue. During fiscal 2001, ATD recovered approximately $562,000 of its inventoried labor, material and overhead costs through sales to government contracts. However, ATD added new inventoried labor, material and overhead costs of $2,416,200 in fiscal 2001 in anticipation of new contracts in the future. $2,148,600 of this new inventory was related to our advanced router technology, with the balance related to our chip stacking and image processing technologies. Consistent with our policy, the increase in ATD’s inventory in fiscal 2001 was fully offset by an increase in inventory reserve. Cost of contract research and development revenue in fiscal 2001 was $4,364,200 or 81% of contract research and development revenue, an improvement from 95% of contract research and development revenue reported in fiscal 2000. This improvement was realized despite an increase of approximately $359,000, or approximately 64%, in ATD’s accrued reserve for potential losses on ongoing research contracts, from $582,700 at October 1, 2000 to approximately $921,200 at September 30, 2001. Of this fiscal 2001 increase, $234,000 was related to possible cost-sharing obligations of a government contract that had not been resolved at September 30, 2001, and approximately $178,000 was established to recognize a discretionary decision to expend additional resources in two of our contracts related to a multi-million dollar competitive procurement expected to be awarded in fiscal 2002. An aggregate of $286,000 of additional reserves was also established related to seven other contracts based on the estimates of program managers of the future effort required to achieve desired technical objectives. These increases were offset by a reserve decrease of approximately $174,000 on the close out of a government contract and a reduction of approximately $166,000 in a general accrual established to reserve against possible losses on government contracts for which no specific reserves had been established. The reduction in this general reserve reflected improvements in the accuracy and quarter-to-quarter variability of contract estimated costs in fiscal 2001 versus fiscal 2000. In the future, we plan to increase the number of contracts for which specific reserves are established and reduce or eliminate this general reserve accordingly.

General and administrative expenses of $10,770,400 increased by $3,803,200 or 55% compared to fiscal 2000. Approximately $900,000 of this increase was the result of the addition of three senior management personnel to facilitate strategic initiatives with respect to our subsidiaries and approximately $100,000 of this increase was due to added legal services related to those initiatives. This increase also includes the fair value of warrants issued to service providers for strategic planning services in fiscal 2001, valued at $865,000. It also includes a writedown of capitalized RedHawk software in the amount of $638,600. This compared to non-recurring equipment writedowns aggregating $205,200 in fiscal 2000. Additionally, our iNetWorks subsidiary, which was founded at the end of fiscal 2000, incurred approximately $1 million in general and administrative costs in fiscal 2001 related to managing and marketing the intellectual property associated with the Internet router technology. As a percentage of total revenues, general and administrative expenses were approximately 101% in fiscal 2001 compared to 65% in fiscal 2000.

Research and development expense increased to $5,951,700 in fiscal 2001 compared to $4,980,400 in fiscal 2000. The increase of $971,300, or 20%, was primarily due to the development of Internet router technology for iNetWorks. As a percentage of revenues, R&D accounted for approximately 56% in fiscal 2001 compared to 46% in fiscal 2000. We anticipate the cost of consolidated our internally-funded research and development in absolute dollars will decline in the near future as a result of our reduced funding of our subsidiaries.

The aggregate increase of $6,041,100 in operating costs and expenses during fiscal 2001 is largely the result of management’s decision to continue implementation of our strategy to develop, market and sell commercial products through our subsidiaries during fiscal 2001, prior to the decision that was made later in the year to reduce such investments.

The consolidated loss from continuing operations of $15,525,500 in fiscal 2001 was $6,530,600 or 73% greater than fiscal 2000. Losses from RedHawk and iNetWorks, largely incurred in the first part of the fiscal year, accounted for approximately 60% of this increase, and the expenses incurred by our corporate headquarters segment related to its increase in personnel and legal services accounted for 30%. Novalog experienced a loss from operations of $507,600 in fiscal 2001 versus a profit of $478,700 in fiscal 2000, an aggregate change of $986,300 or 15% of the increased loss. MicroSensors, however, experienced a reduced loss from operations of $2,848,800 in fiscal 2001 down from a loss from operations of $3,303,700 in fiscal 2000. MPD had a loss from continuing operations of $1,560,600 in fiscal 2001 versus a loss of $986,800 in fiscal 2000, an increase of $573,800. ATD had a loss from operations of $4,621,000 in fiscal 2001, up from a $4,442,900 loss in fiscal 2000. We recorded a net gain from discontinued operations of Silicon Film Technologies, Inc., our former subsidiary, of $938,000 in fiscal 2001, compared to a loss of $6,043,400 in fiscal 2000.

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

Liquidity and Capital Resources

At September 29, 2002, we had consolidated cash and cash equivalents of $696,300, which represents an increase of $316,100 since September 30, 2001. The net cash used in operating activities was $1,436,000 during fiscal 2002. This net cash use was largely attributable to our fiscal 2002 loss from continuing operations of $6,072,500, offset by significant non cash expenses of $1,381,600 from depreciation and amortization and $710,000 from non-cash stock contributions to our employee retirement plan, the $1,811,400 of operating expenses retired by issuance of common stock and the $849,100 increase in accounts payable and accrued expenses. Of the operating expenses retired by issuance of common stock, $1,034,900 was the result of cancellation of compensation obligations due to employees pursuant to our 2001 Compensation Plan. Other adjustments included a $477,000 decrease in accrued loss on contracts, the net repayment of employee advances in the amount of $174,700, a net decrease in inventory of $176,200, a decrease of $112,100 in minority interest in net loss of subsidiaries, a $108,400 decrease in customer advances and a $99,500 decrease in accounts receivable. Of the approximate $1.4 million net cash used in operations in fiscal 2002, over $1.3 million was incurred in the first three fiscal quarters. The significant increase in ATD’s revenues and the approximate $1 million revenue contribution from MPD in the fourth fiscal quarter contributed to cash used in operations of less than $80,000 during the last fiscal quarter of the year. Cash flow from operating activities during this fourth fiscal quarter would have been further improved were it not for the fact that ATD’s largest contract, awarded in May 2002, involves significant subcontractor support for which we receive only a management fee, but no recovery of indirect expenses.

We used $783,800 in investing activities during fiscal 2002. We realized $156,900 on the sale of marketable securities, and used $168,400 to invest in patents. Of the $737,100 used to acquire property, plant and equipment, $190,600 was for equipment, $160,100 was for leasehold improvements, $30,600 was for software programs, and $355,800 was for construction in progress. The construction in progress included $328,500 for stacked neo-processor tools. If our funded contract activity continues to grow in the future, an outcome that we are seeking, but cannot guarantee, our capital expenditures will likely grow from the level experienced in fiscal 2002.

During fiscal 2002, we generated net cash of $2,500,900 from financing activities. Cash provided by financing activities included $2,255,000 from the issuance of common and preferred stock and common stock warrants and proceeds from common stock options and warrants exercised of $84,500. Novalog also borrowed a net of $200,000 from its secured line of credit at various times during the fiscal year. The line of credit is for borrowings up to $400,000, and is secured by restricted cash of $400,000 at September 29, 2002. Net cash provided by equity transactions was reduced by principal payments on capital leases payable of $188,600.

As a result of net losses during fiscal 2002, including approximately $450,000 of legal costs associated with two lawsuits, our consolidated working capital decreased from $(668,900) at September 30, 2001 to $(1,483,200) at September 29, 2002. One of the lawsuits that contributed to this legal expense was settled in September 2002. Furthermore, approximately 46% of ATD’s fiscal 2002 revenue and approximately 56% of MPD’s fiscal 2002 revenue was realized in the fourth fiscal quarter ended September 29, 2002. As a result of this fourth fiscal quarter revenue growth, our consolidated net loss for the fourth fiscal quarter was approximately $637,600 and approximately $290,000 of this amount was attributable to the legal costs noted above. We believe, but cannot guarantee, that the timing and size of the fourth quarter revenue increase is indicative of aggregate growth in these segments of our business in fiscal 2003. We believe that such growth will allow us to meet our current cash requirements and improve our liquidity position in fiscal 2003. However, it is not likely that we will be able to generate enough cash from operations to fully retire our negative working capital at September 29, 2002 during fiscal 2003. Accordingly, we are currently seeking equity financing and may also seek to retire some of these obligations through the additional issuance of debt or equity securities in fiscal 2003. We believe that the combination of such actions and anticipated improvements in results of operations will allow us to improve our working capital position during fiscal 2003. However, financing to achieve this objective may not be available on a timely basis, on acceptable terms, or at all.

For the longer term, our belief in the prospects for growth in our government-funded contract business stems from budgetary decisions of various government agencies that favorably affected our business in fiscal 2002 and could continue to do so throughout fiscal 2003 and beyond. Such growth would be expected to improve our cash flow from operations and resulting liquidity because of improved absorption and recovery of our relatively fixed indirect expenses through allowable billing rates of government contracts. However, contracts with government agencies may be suspended or terminated by the government at any time, subject to certain conditions. Similar termination provisions are typically included in agreements with prime contractors. Since our inception, we have experienced such termination of our contracts on three occasions, the latest of which being April 1999. There is no assurance that we will not experience suspensions or terminations in the future. Any such termination, if material, could cause a disruption of our revenue stream, adversely affect our results of operations and could result in employee layoffs.

We believe that a majority of our consolidated losses in recent years have been the result of discretionary investments in subsidiaries, and in our infrastructure to support those subsidiaries, for the purpose of attempting to commercialize various technologies. We have not been successful in many of these activities, nor have we been able to raise sufficient capital to fund the future development of these technologies. Starting in fiscal 2001 and continuing through most of fiscal 2002 until separate operations at all subsidiaries were reduced or eliminated, we sharply curtailed direct investments in our subsidiaries in favor of the pursuit of appropriate third party strategic relationships. We also developed and implemented a business plan to reduce our expenditures in order to manage our cash flow and maintain our operations. This plan included staff reductions, salary reductions, sharp curtailment of discretionary budgets related to internal research and development and subsidiary investments and deferral of planned capital expenditures. In October 2002, after growth in revenues in the fourth fiscal quarter of 2002, salaries were reinstated to prior levels. We have not identified any long-term sources of internal liquidity improvement other than indirect cost reductions and anticipated growth in our government contract and stacked memory revenues.

At September 29, 2002, our funded backlog was approximately $1,762,600 compared to $2,144,400 at September 30, 2001. In addition, existing contracts include a large amount of unfunded backlog, which typically is funded when the previously funded amounts have been expended. Subsequent to fiscal year end the total backlog was $1,624,600 as of November 24, 2002.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

None.

Item 8.     Financial Statements and Supplementary Data

The financial statements, together with the report thereon of Grant Thornton LLP dated December 13, 2002, as listed under Item 15, appear in a separate section of this report beginning on page F-1.

Item	9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

(2)
Identification of Directors. Information concerning directors, under the caption “Proposal One: Election of Directors,” appears in the Proxy Statement for the 2003 Annual Meeting and is incorporated herein by reference.

(3)
Identification of Executive Officers. The information, under the caption “Executive Officers and Key Employees,” appears in the Proxy Statement for the 2003 Annual Meeting and is incorporated herein by reference.

(4)
Compliance with Section 16(a) of the Exchange Act. The information, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” appears in the Proxy Statement for the 2003 Annual Meeting and is incorporated herein by reference.

Item 11.     Executive Compensation

The information, under the caption “Executive Compensation and Other Information,” appears in the Proxy Statement for the 2003 Annual Meeting and is incorporated herein by reference.

Item 12.     Stock Ownership of Certain Beneficial Owners and Management

The information, under the caption “Ownership of Securities,” appears in the Proxy Statement for the 2003 Annual Meeting and is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions

The response to this Item will be contained in the Proxy Statement for the 2003 Annual Meeting under the heading “Certain Relationships and Related Transactions” and is incorporated herein by reference.

Item 14.     Controls and Procedures

(a)        Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of a date within 90 days of the filing date of this Report, our principal executive officer and principal financial officer have concluded that Irvine Sensors’ disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by Irvine Sensors in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)        Changes in Internal Controls. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date that our principal executive officer and principal financial officer carried out their evaluation.

PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1)	Financial Statements

See Index to Consolidated Financial Statements on page F-1

(2)	Financial Statement Schedules:

The following financial statement schedule is filed as part of this Form 10-K. All other schedules have been omitted because they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

Page
Schedule II—Valuation and Qualifying Accounts S-1	S-1

(3)	Exhibits

The following is a list of the exhibits encompassed in this Annual Report on Form 10-K:

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of the Registrant, as amended and currently in effect (1)
3.3	By-laws, as amended to date
4.1	Specimen Common Stock certificate (1)
10.1.1*	Employee Stock Bonus Plan and Trust Agreement dated June 29, 1982 effective December 31,1982 (2)
10.1.2*	Amendment to Employee Stock Bonus Plan and Trust Agreement dated December 14, 1982 (3)
10.1.3*	Amendment to Employee Stock Bonus Plan and Trust Agreement dated September 25, 1990 (1)
10.1.4*	Master Trust Agreement for Employee Deferred Benefit Plans dated August 22, 1990 (4)
10.1.5*	Amendment to Employee Stock Bonus Plan and Trust Agreement dated October 4, 1993 (5)
10.2*	1991 Stock Option Plan (6)
10.3*	1995 Stock Option Plan (7)
10.4*	1999 Stock Option Plan (8)
10.5*	2000 Non-Qualified Stock Option Plan
10.6*	2001 Stock Option Plan (9)
10.7*	2001 Non-Qualified Stock Option Plan (10)
10.8*	2001 Compensation Plan (11)
10.9	Government Contract DAAD17-01-D-0006 dated June 29, 2001 (13)
10.10	Delivery Order 0001 to Government Contract DAAD17-01-D-0006 dated June 29, 2001 (14)
10.11	Amendment to Government Contract DAAD17-01-D-0006-0002 dated September 27, 2002
10.12	Government Contract NAAS5-02129 dated September 13, 2002
10.13	Form of Indemnification Agreement between the Registrant and its directors and officers (12)
10.14	Lease Agreement for premises at 3001 Redhill Avenue, Bldg. 3, Costa Mesa, California, dated October 19, 2001 (15)
10.15	Lease Agreement for premises at 3001 Redhill Avenue, Bldg. 4 Downstairs, Costa Mesa, California, dated October 19, 2001 (16)
10.16	Lease Agreement for premises at 3001 Redhill Avenue, Bldg. 4 Upstairs, Costa Mesa, California, dated October 19, 2001 (17)
21.1	Subsidiaries of the Registrant
23.1	Consent of Grant Thornton LLP, Independent Certified Public Accountants
99.1	Periodic Report Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 1991.
(2)	Incorporated by reference to Part II of Pre-effective Amendment No. 3 to the S-18 Registration Statement filed with the Commission’s Los Angeles Regional Office on May 27, 1982.

(3)	Incorporated by reference to Part II of Registrant’s Registration Statement on Form S-1 filed with the Commission on March 23, 1983 (Registration No. 2-82596) (the “S-1 Registration Statement”).
(4)	Incorporated by reference to Part II of Pre-effective Amendment No. 3 to the Form S-2 filed with the Commission on March 3, 1987 (Registration No. 33-10134).
(5)	Incorporated by reference to Exhibit 10.16 filed with the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended October 1, 1995.
(6)	Incorporated by reference to Part II of Pre-effective Amendment No. 2 to the Form S-2 filed with the Commission on July 9, 1992 (Registration No. 33-47977).
(7)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-72201), filed February 11, 1999.
(8)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-94071), filed January 4, 2000.
(9)	Incorporated by reference to the Registrant’s Definitive Proxy Statement for the March 7, 2001 Annual Meeting of Stockholders.
(10)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30,2001.
(11)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-94071), filed January 15, 2002.
(12)	Incorporated by reference to Exhibit 10.9 filed with the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended October 1, 2000.
(13)	Incorporated by reference to Exhibit 10.9 filed with the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended September 30, 2001.
(14)	Incorporated by reference to Exhibit 10.10 filed with the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended September 30, 2001.
(15)	Incorporated by reference to Exhibit 10.13 filed with the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended September 30, 2001.
(16)	Incorporated by reference to Exhibit 10.14 filed with the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended September 30, 2001.
(17)	Incorporated by reference to Exhibit 10.15 filed with the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended September 30, 2001.

   *  Management contract or compensatory plan or arrangement

(b)	Reports on Form 8-K:

    No reports on Form 8-K were filed for the fiscal quarter ended September 29, 2002.

(c)	Exhibits

    The exhibits filed as part of this report are listed in Item 15(a)(3) of this Form 10-K.

(d)	Financial Statement Schedules

    The Financial Statement Schedules required by Regulation S-X and Item 8 of this Form are listed in Item 15(a)(2) of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRVINE SENSORS CORPORATION

By:	/s/ Robert G. Richards
Robert G. Richards Chief Executive Officer and Director (Principal Executive Officer) Dated: December 26, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Robert G. Richards	/s/ John J. Stuart, Jr.
Robert G. Richards Chief Executive Officer and Director (Principal Executive Officer) Dated: December 26, 2002	John J. Stuart, Jr. Chief Financial Officer and Secretary (Principal Financial and Chief Accounting Officer) Dated: December 26, 2002

/s/ Mel R. Brashears	/s/ Marc Dumont
Mel R. Brashears, Chairman of the Board Dated December 26, 2002	Marc Dumont, Director Dated: December 26, 2002

/s/ Maurice C. Inman, Jr.	/s/ Thomas M. Kelly
Maurice C. Inman, Jr., Director Dated December 26, 2002	Thomas M. Kelly, Director Dated: December 26, 2002

/s/ Wolfgang Seidel	/s/ Vincent F, Sollitto, Jr.
Wolfgang Seidel, Director Dated December 26, 2002	Vincent F, Sollitto, Jr., Director Dated: December 26, 2002

CERTIFICATIONS

I, Robert G. Richards, certify that:

1.    I have reviewed this annual report on Form 10-K of Irvine Sensors Corporation;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: December 26, 2002

/s/ Robert G. Richards
Chief Executive Officer (Principal Executive Officer)

I, John J. Stuart, Jr., certify that:

1.    I have reviewed this annual report on Form 10-K of Irvine Sensors Corporation;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 26, 2002

/s/ John J. Stuart, Jr.
John J. Stuart, Jr. Chief Financial Officer (Principal Financial and Chief Accounting Officer)

IRVINE SENSORS CORPORATION

Irvine Sensors Corporation
Consolidated Balance Sheets

	September 29, 2002	September 30, 2001
Assets

Current Assets:
Cash and cash equivalents	696,300	$380,200
Marketable securities	—	156,600
Restricted cash	435,200	400,000
Accounts receivable, net of allowance for doubtful accounts of $76,300 in 2002 and $57,700 in 2001	2,586,400	2,685,900
Inventory	938,000	1,114,200
Employee advances	—	216,900
Other current assets	100,600	70,400

Total current assets	4,756,500	5,024,200

Equipment, furniture and fixtures, net	4,959,200	5,542,700
Other assets, net	679,050	574,750

	$10,394,750	$11,141,650

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$3,880,100	$2,427,600
Accrued expenses	1,205,400	1,764,600
Accrued loss on contracts	444,200	921,200
Customer advances	43,100	151,500
Line of credit	400,000	200,000
Short term notes payable	150,000	—
Capital lease obligations – current portion	116,900	228,200

Total current liabilities	6,239,700	5,693,100
Capital lease obligations	61,300	180,300
Minority interest in consolidated subsidiaries	467,200	579,300

Total liabilities	6,768,200	6,452,700

Commitments and contingencies (Note 11)	—	—

Stockholders’ Equity:
Preferred stock, $0.01 par value, 500,000 shares authorized:
Series B Convertible Cumulative Preferred, 4,300 and 4,300 shares outstanding; aggregate liquidation preference of $64,500	25	25
Series C Convertible Cumulative Preferred, 2,300 and 2,300 shares outstanding; aggregate liquidation preference of $33,000	25	25
Common stock, $0.01 par value, 80,000,000 shares authorized; 7,027,900 and 3,305,300 shares issued and outstanding	70,300	33,100
Common stock warrants and unit warrants; 1,094,800 and 223,250 outstanding	—	—
Paid-in capital	102,158,200	97,220,300
Accumulated deficit	(98,602,000)	(92,564,500)

Total stockholders’ equity	3,626,550	4,688,950

	$10,394,750	$11,141,650

See Accompanying Notes to Consolidated Financial Statements

Irvine Sensors Corporation

Consolidated Statements of Operations

	Fiscal Year Ended
	September 29, 2002	September 30, 2001	October 1, 2000
Revenues:
Contract research and development	$10,561,500	$5,380,800	$4,282,900
Product sales	4,641,700	5,264,600	6,105,700
Other	139,100	11,900	381,200

Total revenues	15,342,300	10,657,300	10,769,800

Cost and expenses:
Cost of contract revenues	7,752,100	4,364,200	4,087,300
Cost of product sales	4,048,800	5,697,000	4,707,300
General and administrative	7,476,600	10,770,400	6,967,200
Research and development	1,991,700	5,951,700	4,980,400

	21,269,200	26,783,300	20,742,200

Loss from operations	(5,926,900)	(16,126,000)	(9,972,400)
Interest expense	(230,400)	(141,500)	(144,800)
Interest income	10,100	136,400	158,800

Loss from continuing operations before minority interest and provision for income taxes	(6,147,200)	(16,131,100)	(9,958,400)
Minority interest in loss of subsidiaries	112,200	609,600	965,900
Provision for income taxes	(37,500)	(4,000)	(2,400)

Loss from continuing operations	(6,072,500)	(15,525,500)	(8,994,900)

Discontinued operations:
Loss from operations of discontinued subsidiary	—	(4,658,400)	(6,043,400)
Gain on disposal of subsidiary	35,000	5,596,400	—

Gain (loss) from discontinued operations	35,000	938,000	(6,043,400)

Net loss	$(6,037,500)	$(14,587,500)	$(15,038,300)

Loss per common share:
Basic and diluted loss per share
Loss from continuing operations	$(1.07)	$(6.09)	$(4.45)

Gain (loss) from discontinued operations	0.01	0.37	(2.99)

Net loss	$(1.06)	$(5.72)	$(7.44)

Weighted average number of shares outstanding	5,694,800	2,549,500	2,021,400

See Accompanying Notes to Consolidated Financial Statements

Irvine Sensors Corporation
Consolidated Statement of Stockholders’ Equity

	Common Stock Shares Issued		Common Stock Warrants Issued	Preferred Stock Shares Issued			Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Number	Amount	Number	Number	Amount
Balance at October 3, 1999	1,751,750	$17,500	7,350	12,300	$		$65,133,700		$2,212,650
Sale of common stock and common stock units	369,750	3,700	—	—		—	16,415,800	—	16,419,500
Issuance of common stock subscribed in 1999	22,200	200	—	—		—	(200)	—	—
Common stock issued to employee retirement plan	6,800	100	—	—		—	462,000	—	462,100
Common stock issued to retire royalty liabilities	50,000	500	—	—		—	999,500	—	1,000,000
Common stock issued to pay operating expenses	900	—	—	—		—	178,400	—	178,400
Common stock issued to acquire capital assets	100	—	—	—		—	13,500	—	13,500
Common stock options exercised	66,500	700	—	—		—	1,785,200	—	1,785,900
Series B and Series C preferred stock converted to common stock	8,300	100	—	(3,300)		(50)	(50)	—	—
Series D preferred units converted to common stock	23,600	200	—	(2,400)		(50)	(150)	—	—
Series D warrants exercised	9,500	100	—	—		—	208,900	—	209,000
Common stock warrants issued	—	—	195,500	—		—	—	—	—
Common stock warrants exercised	22,500	200	(22,500)	—		—	644,000	—	644,200
Common stock warrants expired	—	—	(2,750)	—		—	—	—	—
Dividends on Series C preferred stock of subsidiary	—	—	—	—		—	(300,400)	—	(300,400)
Net loss	—	—	—	—		—	—	(15,038,300)	(15,038,300)

Balance at October 1, 2000	2,331,900	23,300	177,600	6,600		50	85,540,200	(77,977,000)	7,586,550
Sale of common stock and common stock units	435,400	4,400	—	—		—	5,872,850	—	5,877,250
Common stock issued to employee retirement plan	232,200	2,300	—	—		—	1,174,500	—	1,176,800
Common stock issued to pay operating expenses	178,600	1,800	—	—		—	443,200	—	445,000
Common stock options exercised	9,600	100	—	—		—	218,300	—	218,400
Common stock warrants issued	—	—	165,600	—		—	865,000	—	865,000
Common stock warrants exercised	117,700	1,200	(117,700)	—		—	2,806,200	—	2,807,400
Common stock warrants expired	—	—	(2,250)	—		—	—	—	—
Cash in lieu for fractional shares resulting form reverse stock split	(100)	—	—	—		—	(350)	—	(350)
Reversal of Series C preferred stock dividends of discontinued subsidiary	—	—	—	—		—	300,400	—	300,400
Net loss	—	—	—	—		—	—	(14,587,500)	(14,587,500)

Balance at September 30, 2001	3,305,300	33,100	223,250	6,600		50	97,220,300	(92,564,500)	4,688,950
Sale of common stock and common stock units	1,665,000	16,700	—	—		—	2,238,300	—	2,255,000
Common stock issued to employee retirement plan	571,700	5,700	—	—		—	704,300	—	710,000
Common stock issued to pay operating expenses	1,412,400	14,100	—	—		—	1,797,300	—	1,811,400
Common stock options exercised	73,500	700	—	—		—	83,900	—	84,600
Common stock warrants issued	—	—	873,000	—		—	114,100	—	114,100
Common stock warrants expired	—	—	(1,450)	—		—	—	—	—
Net loss	—	—	—	—		—	—	(6,037,500)	(6,037,500)

Balance at September 29, 2002	7,027,900	$70,300	1,094,800	6,600		$50	$102,158,200	$(98,602,000)	$3,626,550

See Accompanying Notes to Consolidated Financial Statements

Irvine Sensors Corporation
Consolidated Statements of Cash Flows

	Fiscal Year Ended
	September 29, 2002		September 30, 2001		October 1, 2000
Cash flows from operating activities:
Loss from continuing operations		$(6,072,500)		$(15,525,500)		$(8,994,900)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	$1,381,600		$1,571,400		$936,700
Non-cash incentive common stock warrants issued	114,200		865,000		—
Provision for obsolete inventory	410,900		2,416,200		2,166,700
Accrued interest on marketable securities	(300)		(25,700)		(35,500)
Loss on disposal of equipment	1,800		638,600		205,200
Non-cash employee retirement plan contribution	710,000		1,176,800		668,100
Minority interest in net loss of subsidiaries	(112,100)		(609,600)		(965,900)
Common stock issued to pay operating expenses	1,811,400		368,800		178,400
Write-off of employee advances	42,200		—		—
(Increase) decrease in accounts receivable	99,500		(363,400)		78,500
(Increase) decrease in employee advances	174,700		(216,900)		—
Increase in inventory	(234,700)		(3,040,800)		(486,500)
(Increase) decrease in other current assets	(30,200)		40,600		30,450
(Increase) decrease in other assets	3,800		(6,200)		(22,150)
Increase (decrease) in accounts payable and accrued expenses	849,100		2,031,200		(1,224,300)
Increase (decrease) in accrued loss on contracts	(477,000)		338,500		582,700
Increase (decrease) in customer advances	(108,400)		151,500		—

Total adjustments		4,636,500		5,336,000		2,112,400

Net cash used in operating activities		(1,436,000)		(10,189,500)		(6,882,500)

Cash flows from investing activities:
Proceeds from sales of marketable securities	156,900		1,250,000		2,437,600
Capital facilities and equipment expenditures	(737,100)		(3,396,300)		(1,480,100)
Acquisition of intangible assets	(168,400)		(325,500)		(200,700)
Increase in restricted cash	(35,200)		—		—
Purchase of marketable securities	—		(150,000)		(3,633,000)
Purchase of restricted certificate of deposit	—		(400,000)		—
Capitalized software	—		(270,000)		(376,500)

Net cash used in investing activities		(783,800)		(3,291,800)		(3,252,700)

Cash flows from financing activities:
Proceeds from issuance of common and
preferred stock and common stock warrants	2,255,000		5,873,900		17,019,500
Proceeds from options and warrants exercised	84,500		3,025,800		2,430,100
Proceeds from line of credit	464,000		200,000		—
Payments on line of credit	(264,000)		—		—
Proceeds from notes payable	200,000		—		—
Principal payments of notes payable	(50,000)		—		—
Principal payments of capital leases	(188,600)		(371,000)		(323,600)
Sale of minority interest in subsidiary	—		670,000		6,199,300
Proceeds from Series D Units exercised	—		—		209,000

Net cash provided by financing activities		2,500,900		9,398,700		25,534,300

Net cash provided by (used in) discontinued operations		35,000		(3,168,100)		(8,428,500)

Net increase (decrease) in cash and cash equivalents		316,100		(7,250,700)		6,970,600
Cash and cash equivalents at beginning of period		380,200		7,630,900		660,300

Cash and cash equivalents at end of period		$696,300		$380,200		$7,630,900

Noncash investing and financing activities:
Common stock issued to retire indebtedness		$1,811,400		$—		$—
Equipment financed with capital leases		$2,500		$260,500		$97,400
Settlement of capital lease obligation with accounts payable		$113,000		$—		$—
Common stock issued to retire deferred and
subordinated royalties payable to affiliated company		$—		$—		$1,000,000
Common stock issued to acquire equipment		$—		$—		$13,500
Conversion of preferred stock to common stock		$—		$—		$100

See Accompanying Notes to Consolidated Financial Statements

Irvine Sensors Corporation
Notes to Consolidated Financial Statements

Note 1—Summary of Significant Accounting Policies

COMPANY OPERATIONS
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company generated losses from continuing operations of $ 6,037,500, $15,525,500 and $8,994,900 in fiscal years 2002, 2001 and 2000, respectively. In addition, the Company had total stockholders’ equity of $3,626,550 and a working capital deficit of $1,483,200 at September 29, 2002. These factors, among others, raise doubt about the Company’s ability to continue as a going concern. Management believes that a majority of the losses in recent years have been the result of discretionary investments in subsidiaries for the purpose of attempting to commercialize various technologies. The Company has not been successful in many of these activities, nor has it been able to raise sufficient capital to fund the future development of these technologies.

Management has implemented a plan to sharply curtail such investments in the Company’s subsidiaries absent the consummation of appropriate strategic relationships and believes that this reduction in expenses will correspondingly reduce the Company’ future cash requirements. Management also developed and implemented a business plan to reduce its expenditures to levels commensurate with the current business of its Advanced Technology Division (“ATD”) and Microelectronics Product Division (“MPD”) operations in order to manage its cash flow and maintain its operations for the longer term. This plan included a 20% reduction in salaries for much of fiscal 2002, pending projected growth in revenues, and deferral of major capital expenditures. Salaries returned to former levels in October 2002 in recognition of revenue growth achieved in the latter portion of fiscal 2002. The Company believes that recent budgetary decisions made by various government agencies could lead to further growth in its funded contract business both in fiscal 2003 and beyond. Such growth would be expected to have a favorable impact on the Company’s cash flow and liquidity due to greater absorption of the Company’s relatively fixed indirect expenses through allowable billing rates of government contracts.

Based upon discussions with government agencies, management believes that it will continue to receive government contract awards through fiscal 2003. Management continues to manage costs in line with estimated revenues, and has combined the personnel of several subsidiaries to reduce expenses. If necessary, management would reinstate salary reductions. Management is also actively seeking additional financing to support the Company’s working capital requirements. Accordingly, management believes that the Company’s operations will generate sufficient cash to meet its continuing obligations for the foreseeable future. However there can be no assurance that this revenue growth will occur or that the Company will successfully implement its plans. Additionally, although the Company is seeking additional equity financing to mitigate its working capital deficit, there can be no assurance that suitable financing will be available on acceptable terms, or at all.

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

FISCAL YEAR
The Company’s fiscal year ends on the Sunday nearest September 30. Fiscal 2002 (52 weeks) ended on September 29, 2002, Fiscal 2001 (52 weeks) ended on September 30, 2001 and fiscal 2000 (52 weeks) ended on October 1, 2000.

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

REVENUES
The Company’s consolidated revenues were primarily derived from shipments of Novalog’sinfrared chips and modules, MPD’s shipments of memory stack products, and the development and manufacture of prototype and sample products for its customers. Production orders for memory stacks and Novalog’s products are generally priced in accordance with the Company’s established price list. The Novalog, MSI and RedHawk subsidiaries and MPD are product-oriented companies with sales primarily to OEM manufacturers. Revenues are recorded when products are shipped. Their terms are FOB shipping point. Novalog generally provides a 90-day warranty on its products, but has experienced minimal returns. RedHawk sells a shrink-wrapped software product that has also experienced minimal returns. Products sold by the other product-oriented units have largely been for developmental and qualification use to date and have not been sold under formal warranty terms. None of the product-oriented units offer contractual price protection. Accordingly, the Company does not presently maintain any reserves for returns under warranty or post-shipment price adjustment.

The Company also contracts to develop prototypes and provide research, development, design, testing and evaluation of complex detection and control defense systems. The Company’s research and development contracts are usually cost plus fixed fee (best effort) or fixed price, and revenues are recognized as costs are incurred and include applicable fees or profits primarily in the proportion that costs incurred bear to estimated final costs. Costs in excess of billings under government contracts are accounted for as unbilled accounts receivable. The Company provides for anticipated losses on contracts by a charge to income during the period in which a loss is first identified. The accrual for contract losses is adjusted quarterly based on review of outstanding contracts. Unbilled accounts receivable are stated at estimated realizable value.

United States government contract costs, including indirect costs, are subject to audit and adjustment by negotiations between the Company and government representatives. Indirect contract costs have been agreed upon through fiscal 2000. Contract revenues have been recorded in amounts that are expected to be realized upon final settlement.

RESEARCH AND DEVELOPMENT COSTS
A major portion of the Company’s operations is comprised of customer-funded research and prototype development or related activities that are recorded as cost of contract revenues. The Company also incurs costs for research and development of new concepts in proprietary products. Such unfunded research and development costs are charged to research and development expense as incurred.

INVENTORY
Product inventory is valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) basis. Inventories are reviewed quarterly to determine salability and obsolescence. A reserve is established for slow moving and obsolete product inventory items. In addition, ATD’s marketing of specific government budgets and programs is facilitated by the capitalization of material, labor and overhead costs that are recoverable under government research and development contracts. Due to the uncertain timing of such contract awards, the Company maintains significant reserves for this inventory to avoid overstating its value. (See Note 10.)

EQUIPMENT, FURNITURE AND FIXTURES
The Company capitalizes costs of additions to equipment, furniture and fixtures, together with major renewals and betterments. Some projects require several years to complete and are classified as construction in progress, including expansion of the Company’s clean room facilities and related equipment. In addition, the Company capitalizes overhead costs for all in-house capital projects. Maintenance, repairs, and minor renewals and betterments are charged to expense. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized. Depreciation of equipment, furniture and fixtures is provided over the estimated useful lives of the assets, primarily using the straight-line method. The useful lives are three to seven years. Leasehold improvements are amortized over the terms of the leases.

SOFTWARE DEVELOPMENT AND PURCHASED SOFTWARE
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

During fiscal 2001, the Company recorded a writedown of $638,600 of its unamortized software development costs. The Company determined the amount of the writedown based on the amount of the unamortized software development costs that exceeded the estimated net realizable value of the RedHawk software in accordance with SFAS 86. The Company determined the net estimated realizable value of the RedHawk software based on the estimated future revenues from the RedHawk product. The writedown is included in cost of product sales for fiscal 2001.

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

INTANGIBLE AND OTHER ASSETS
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

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable and payable, other liabilities and debt approximate fair value due to the short term nature of these items. Short term notes payable approximate fair value due to their floating interest rates.

CONCENTRATION OF CREDIT RISK
The Company has cash deposits at U.S. banks and financial institutions, which exceed federally insured limits at September 29, 2002. The Company is exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institution; however, the Company does not anticipate non-performance.

ACCOUNTING FOR STOCK-BASED COMPENSATION
The Company accounts for stock-based employee compensation as prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and has adopted the disclosure provisions of Statement of Financial Accounting Standards 123, “Accounting for Stock-based Compensation” (“SFAS 123”). SFAS 123 requires pro forma disclosures of net income and net income per share as if the fair value based method of accounting for stock-based awards had been applied. The Company accounts for stock options and warrants issued to non-employees based on the fair value method. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period.

RECLASSIFICATIONS
Certain reclassifications have been made to the 2001 and 2000 fiscal year financial statements to conform with the current year presentation.

RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS
In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. The new rules apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal operation of a long-lived asset. SFAS 143 is effective for the Company at the beginning of fiscal 2003. The Company believes the adoption of SFAS 143 will not have a material impact on its consolidated financial position or results of operations.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 establishes a single accounting model for the Impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (SFAS 121), and APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. The Company believes the adoption of SFAS 144 will not have a material impact on its consolidated financial position or results of operations.

In April 2002, the FASB issued FAS No. 145, “Rescission of FAS Statements No. 4, 44 and 64, Amendment of FAS Statement No. 13, and Technical Corrections,” to update, clarify and simplify existing accounting pronouncements. FAS Statement No. 4, which required all gains and losses from debt extinguishment to be aggregated and, if material, classified as an extraordinary item, net of related tax effect, was rescinded. Consequently, FAS Statement No. 64, which amended FAS Statement No. 4, was rescinded because it was no longer necessary. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), which provides financial accounting and reporting guidance for costs associated with exit or disposal activities, including one-time termination benefits, contract termination costs other than for a capital lease, and costs to consolidate facilities or relocate employees. SFAS 146 nullifies EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).

Under SFAS 146, a liability for a cost associated with an exit or disposal activity should be recognized and measured initially at its fair value in the period in which the liability is incurred, except for a liability for one-time termination benefits that is incurred over time. Accounting for one-time benefits depends on whether the employee will be providing future services. In addition, a liability for costs to terminate a contract before the end of its term should be recognized and measured at its fair value at the time the entity terminates the contract in accordance with its terms. A liability for costs that will continue to be incurred under the contract for its remaining term without economic benefit to the entity should be recognized and measured at its fair value when the entity ceases to use the right conveyed by the contract. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company has not determined the impact the adoption of SFAS 146 will have on its consolidated financial position or results of operations.

Note 2—Issuance of Common Stock and Preferred Stock

On September 26, 2001, a 1-for-20 reverse split of the Company’s common stock approved by stockholders became effective. All references in these financial statements and schedules to the number of shares of common stock of the Company give effect to this reverse split.

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

In June 2001, the Company sold 70,800 common stock Units to investors in another offering pursuant to its shelf registration. Each common stock Unit consists of one share of common stock of the Company, plus one five-year warrant to purchase twenty shares of common stock of iNetWorks at an exercise price of $1.00 per share. In connection with the sale of these common stock Units, the Company granted 3,125 Finders’ Warrants to agents, each representing the right to purchase one share of the Company’s common stock and twenty shares of iNetWorks’ common stock at an exercise price of $27.00 and $1.00 per share, respectively. The shelf offering generated net proceeds of $790,500. The warrants to purchase the iNetworks common stock were not registered on the shelf.

In July 2001, the Company sold 173,300 common stock Units to investors in another offering pursuant to its shelf registration. Each common stock Unit consists of one share of common stock of the Company, plus one five-year warrant to purchase forty shares of common stock of iNetWorks at an exercise price of $1.00 per share. The shelf offering generated net proceeds of $1,635,600. The warrants to purchase the iNetworks common stock were not registered on the shelf.

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

During fiscal 2002, the Company issued an aggregate of 3,722,700 shares of common stock in various transactions. Of this amount, 1,738,600 shares were issued for cash, realizing aggregate proceeds of $2,339,500, and 1,984,100 were issued to settle operating expenses of the Company aggregating $2,521,400. These transactions are separately discussed below.

The Company issued 960,000 shares for cash in fiscal 2002 in two placements pursuant to the Company’s shelf registration statement that was declared effective in May 2001 and that expired December 30, 2001. In the first of these two shelf placements, the Company sold 300,000 common stock units to investors, generating net proceeds of $300,000. Each common stock unit consisted of (a) one share of common stock of the Company, (b) one five-year warrant to purchase one share of common stock of the Company at an exercise price of $2.19 per share, and (c) one five-year warrant to purchase one share of common stock of iNetWorks Corporation, a subsidiary of the Company, at an exercise price of $0.10 per share. In the second of these two shelf placements, the Company issued 660,000 shares of common stock to investors generating net proceeds of $817,000.

An additional 700,000 unregistered shares of common stock were issued for cash in fiscal 2002 to accredited investors in a private placement, generating net proceeds of $1,129,000. In addition to the shares of common stock, investors in this private placement also received three-year warrants to purchase 210,000 shares of common stock of the Company at an exercise price of $2.34 per share and three-year warrants to purchase 70,000 shares of common stock of iNetWorks common stock at an exercise price of $0.25 per share. Also during fiscal 2002, an aggregate of 73,500 shares were issued for cash pursuant to the exercise of stock options, realizing net proceeds of $84,600. An additional 5,000 shares were issued for cash in fiscal 2002, realizing net proceeds of $8,900, as a result of a sale of shares to a consultant of the Company pursuant to the Company’s 2001 Compensation Plan.

Of the 1,984,100 shares of common stock issued in fiscal 2002 to settle operating expenses of the Company, 198,500 shares were issued to two creditors in consideration for the cancellation and retirement of $216,500 of existing indebtedness of the Company. These shares were issued pursuant to the Company’s shelf registration statement that was declared effective in May 2001. The Company issued 4,000 unregistered shares of its common stock in fiscal 2002 as the non-cash portion of a settlement agreement of a dispute in the amount of $4,600 related to the Company’s guarantee of a $180,000 obligation of a former subsidiary. The Company also issued 278,700 unregistered shares of its common stock to a corporate investor for the cancellation and retirement of $500,000 of existing accounts payable of iNetWorks.

During fiscal 2002, the Company issued an aggregate of 931,200 shares of its common stock pursuant to the Company’s 2001 Compensation Plan for the cancellation of $1,090,300 of payroll and consulting expense obligations of the Company. This consisted of (a) 881,100 shares issued to employees of the Company in consideration for the cancellation of $1,034,900 of compensation obligations and (b) 50,100 shares of common stock to consultants in consideration for the cancellation of $55,400 of existing accounts payable. (See Note 6).

During fiscal 2002, the Company issued 571,700 shares of common stock to the Company’s retirement plan as a non-cash contribution of $710,000 for fiscal year 2002. (See Note 14).

The following is a summary by category of aggregate equity transactions in fiscal 2002 that involved the issuance of common stock.
	Common stock shares issued		Increase in Stockholders’ Equity
Balance at September 30, 2001		3,305,300
Shelf registration placements	960,000		$1,117,000
Private placement	700,000		$1,129,000
Common stock options exercised for cash	73,600		$84,600
Sales to consultant under 2001 Compensation Plan	5,000		$8,900

Sale of common stock and common stock units for cash		1,738,600		$2,339,500
Issuance to employees under 2001 Compensation Plan	881,100		$1,034,900
Issuance to consultants under 2001 Compensation Plan	50,100		$55,400
Cancellation of subsidiary payable	278,700		$500,000
Cancellation of creditors payables	198,500		$216,500
Settlement of disputed subsidiary debt guarantee	4,000		$4,600
Issuance to employee retirement plan	571,700		710,000

Non-cash issuance of common stock to pay operating expenses		1,984,100		$2,521,400

Total for fiscal 2002		3,722,700		$4,860,900
Balance at September 29, 2002		7,028,000

Note 3—Common Stock Warrants

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

In March 2002 and April 2002, the Company borrowed $200,000 pursuant to three promissory notes originally payable in May 2002 and June 2002 from three investors, one of whom is a director of the Company. The promissory notes bore no interest, but were partially secured by receivables pursuant to a specific contract. The due date of one note, with a $50,000 principal value, was extended to July 2002, at which time it was retired. In June 2002, the due dates of the other two notes, with aggregate principal value of $150,000, were extended to September 30, 2002, at which time they were paid off. In consideration of the issuance of the notes, investors initially received warrants to purchase an aggregate of 100,000 shares of the Company’s common stock at an exercise price of $1.20 per share, and the investors holding the promissory notes that were extended received warrants to purchase an additional 40,000 shares of the Company’s common stock at an exercise price of $2.40 per share The initial warrants to purchase 100,000 shares are exercisable nine months from issuance of the promissory notes, have a term of nine months thereafter and are callable by the Company if the stock issuable from the warrants has been registered and the Company’s stock has traded over $2.00 per share for ten consecutive trading days. The warrants issued for extension of the promissory notes to purchase 40,000 shares are exercisable nine months from extension of the promissory notes, have a term of nine months thereafter and are callable by the Company if the stock issuable from the warrants has been registered and the Company’s stock has traded over $4.00 per share for ten consecutive trading days. The $51,000 fair value of the warrants was recorded as a discount to the related notes payable, and was amortized over the term of the notes as interest expense in the consolidated statements of operations. Taking into account this non-cash amortization expense, the effective interest rate of the promissory notes was 126%.

During fiscal 2002, the Company issued warrants to purchase 510,000 shares of the Company’s common stock in connection with various sales of common stock. In connection with these transactions, the Company also issued warrants to purchase 223,000 shares of common stock to consultants who introduced the Company to investors participating in these transactions. (See Note 2).

As of September 29, 2002, there were a total of 1,094,800 warrants outstanding, with exercise prices ranging from $1.20 to $240.00, of which 165,000 expire in the year 2003, 1,600 expire in the year 2004, 487,800 expire in the year 2005, and 440,400 expire in the year 2006.

Note 4—Series B and Series C Convertible Preferred Stock

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

	Series B Preferred Stock	Series C Preferred Stock	Common Stock
Distribution dates:
Fiscal 2000	2,000	1,300	165,100
Fiscal 2001	—	—	—
Fiscal 2002	—	—	—

The shares of Preferred Series B and Series C tendered for conversion have been retired. Undeclared dividends of $78,200 and $81,000 on the remaining outstanding Preferred Series B and Series C, respectively, will be carried forward to fiscal 2003. The Company has not accrued these dividends due to the accumulated deficit and historical losses.

Note 5—Series D Convertible Preferred Stock Units

In connection with a Series D Convertible Preferred Stock Unit private placement in fiscal 1998, the Company granted to the placement agent warrants to purchase up to 3,775 units of Series D Convertible Preferred Stock units (“Agent Warrants”) at a price of $110 per unit, which was 110% of the private placement price of the Units. The Series D Convertible Preferred Stock units consisted of one share of Convertible Preferred Stock, plus one five-year warrant to purchase one share of common stock of Novalog, Inc., and one five-year warrant to purchase one share of common stock of MSI. Each share of Convertible Preferred Stock was convertible into common stock of the Company at the rate of five shares of common stock for each share of Preferred D. Agent warrants to purchase 1,900 units were exercised during fiscal 2000, which resulted in the issuance of 9,500 shares of common stock of the Company. The Company realized proceeds of $209,000 from this exercise. There are no further shares of Series D Convertible Preferred Stock issued or issuable pursuant to warrants.

Note 6—Compensation Plan

In September 2001, the Board of Directors adopted the 2001 Compensation Plan. Under this compensation plan, employees and consultants may elect to receive shares of common stock of the Company in lieu of the same amount of cash compensation for services previously rendered. The Board of Directors may determine to issue shares at a discount not to exceed 15% from their fair market value. During fiscal 2002, employees and consultants elected to receive 931,200 shares of common stock in exchange for a reduction in compensation and invoices of $1,090,300. During fiscal 2001, employees and consultants elected to receive 167,700 shares of common stock in exchange for a reduction in compensation and invoices of $293,100. (see Note 2)

Note 7—Minority Interest in Subsidiaries

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

MSI granted 0, 1,204,700 and 553,500 options to purchase common shares of MSI stock to employees, officers and directors in fiscal years 2002, 2001 and 2000, respectively. The 2001 and 2000 options were granted at exercise prices of $0.50 and $0.70, respectively. The exercise price equaled the estimated fair market value of MSI’s common stock at the date of grant, and there was no compensation expense recorded related to the grant of these options. MSI’s Board of Directors estimated the fair market value of its common stock based on a variety of factors, including past and contemplated third party financings, if any. As of September 29, 2002, there were 1,061,100 MSI options outstanding, with a weighted average exercise price of $0.70 and a weighted average remaining life of 2.04 years. If the Company had elected to use the fair value approach using the Black-Scholes option-pricing model to account for these stock options, the Company would have recorded compensation expense of $0, $14,100 and $5,900 in fiscal years 2002, 2001 and 2000. Assumptions of no dividend yield, risk-free interest rate of 5%, an expected lives of three and four years, and a volatility rate of 0% were applied to the MSI options granted during fiscal years 2002, 2001 and 2000.

Novalog granted 0, 303,000, and 200,000 options to purchase common shares of Novalog stock to employees, officers and directors in fiscal years 2002, 2001 and 2000, respectively. The 2001 and 2000 options were granted at exercise prices of $1.00 and $1.40, respectively. The exercise price equaled the estimated fair market value of Novalog’s common stock at the date of grant, and there was no compensation expense recorded related to the grant of these options. Novalog’s Board of Directors estimated the fair market value of its common stock based on a variety of factors, including past and contemplated third party financings, if any. As of September 29, 2002, there were 1,087,900 Novalog options outstanding, with a weighted average exercise price of $1.22 and a weighted average remaining life of 1.63 years. If the Company had elected to use the fair value approach using the Black-Scholes option-pricing model to account for these stock options, the Company would have recorded compensation expense of $0, $76,800 and $65,800 in fiscal years 2002, 2001 and 2000, respectively. Assumptions of no dividend yield, risk-free interest rates ranging from 4.5% to 5%, an expected life of five years, and a volatility rate of 0% were applied to the Novalog options granted during fiscal years 2001 and 2000.

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

Redhawk granted options to purchase 0, 325,700 and 1,515,000 common shares of Redhawk stock to employees, officers and directors in fiscal years 2002, 2001, and 2000, respectively. The 2001 and 2000 options were granted at exercise prices of $0.10 and $0.50, respectively. The exercise price equaled the estimated fair market value of Redhawk’s common stock at the date of grant, and there was no compensation expense recorded related to the grant of these options. Redhawk’s Board of Directors estimated the fair market value of its common stock based on a variety of factors, including past and contemplated third party financings, if any. As of September 29, 2002, there were 1,475,100 RedHawk options outstanding with a weighted average exercise price of $0.16 and a weighted average remaining life of 2.77 years. If the Company had elected to use the fair value approach using the Black-Scholes option-pricing model to account for these stock options, the Company would have recorded compensation expense of $0, $10,500 and $900 in fiscal years 2002, 2001 and 2000, respectively. Assumptions of no dividend yield, risk-free interest rate of 5%, expected lives of three and five years, and a volatility rate of 0% were applied to the RedHawk options granted during fiscal years 2001 and 2000.

iNetworks granted options to purchase 7,312,500 and 6,101,700 common shares of iNetworks stock to employees, officers and directors in fiscal years 2002 and 2001, respectively. The options were granted at an exercise price of $0.01 and $0.10, respectively. The exercise price equaled the estimated fair market value of iNetworks common stock at the date of grant, and there was no compensation expense recorded related to the grant of these options. iNetWorks’ Board of Directors estimated the fair market value of its common stock based on a variety of factors, including contemplated third party financings, if any. As of September 29, 2002, there were 12,425,600 iNetWorks options outstanding with a weighted average exercise price of $0.05 and a weighted average remaining life of 9.33 years. If the Company had elected to use the fair value approach using the Black-Scholes option-pricing model to account for these stock options, the Company would have recorded compensation expense of $8,800 and $5,100 in fiscal years 2002 and 2001, respectively. Assumptions of no dividend yield, risk-free interest rate of 5%, an expected life of ten years, and a volatility rate of 0% were applied to the iNetWorks options granted during fiscal years 2002 and 2001.

During fiscal 2001, holders of 893,000 iNetWorks common stock options exercised their options to purchase common stock of iNetWorks, which resulted in net proceeds of $89,300. The proceeds from these exercises of iNetWorks stock options resulted in an increase in minority interest in consolidated subsidiaries. In addition, iNetWorks executed a technology licensing agreement and issued approximately 606,100 shares of its common stock as consideration for the license. The Company’s ownership percentage of iNetWorks was 100% and 95% before and after these option exercises and licensing transaction, respectively.

Note 8 – Discontinued Operations

In September 2001, Silicon Film suspended operations and terminated all of its employees in contemplation of liquidation through bankruptcy proceedings. Silicon Film completed its filing for protection under Chapter 7 of the U.S. Bankruptcy Code in October 2001. Consequently, the accompanying Consolidated Financial Statements reflect Silicon Film as discontinued operations in accordance with Accounting Principles Board Opinion No, 30 “Reporting the results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”). The financial position, results of operations and cash flows of Silicon Film’s business have been classified as discontinued for all periods presented. During 2001 the Company recognized a gain on the disposal of Silicon Film of $5.6 million, which includes an accrual of $200,000 for expenses related to the liquidation of Silicon Film.

During fiscal 2000, the Company recorded a cumulative dividend obligation of $300,400 on Silicon Film’s Series C preferred stock pending the satisfaction of future requirements with respect to earnings and liquidity. In connection with Silicon Film’s bankruptcy, the accrued dividend obligation was reversed in fiscal 2001.

During fiscal 2002, the Company recovered $35,000 from final discharge of the bankruptcy estate of Silicon Film. Silicon Film reported no material revenue during fiscal years 2002, 2001 and 2000.

Notes to these consolidated financial statements reflect the Company’s presentation of discontinued operations. Generally, information in the notes has been restated where amounts were included in net earnings from, or net investment in, discontinued operations.

Note 9—Related Party Transactions

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

The Company has entered into an Assignment of Patent and Intellectual Rights (the “Assignment”) with F. K. Eide (“Eide”), a Vice-President of the Company. As part of his employment agreement, Eide has assigned to the Company all rights and interests to five (5) U.S. Provisional Patent applications owned by him. In consideration for this Assignment, Eide will receive a 1% royalty on the gross sales revenues of any products incorporating elements of the assigned technology for the lifetime of any patents resulting from the Provisional Patent Applications. This Assignment was executed in February 1998.

In July 1997, the Company entered into a sale and licensing of intellectual property rights agreement with Advanced Technology Products, LLC (“ATPL”). Under this agreement, the Company received funding over the following twelve months aggregating approximately $1.5 million for the development of two technologies, the Electronic Film System™, which was subsequently to become the core technology conveyed to Silicon Film and a vector image processing technology related to the Company’s government business. As a result of this agreement, ATPL purchased the intellectual property rights related to these technologies and exclusively licensed said rights back to the Company in consideration of royalties on any future sales of products incorporating the technologies, at royalty rates starting at 15% and declining to 1.5% with volume. The Company paid no cash consideration for this license. The Company’s then Senior Vice President and Chief Technical Officer and current President, John C. Carson, serves as Managing Member of ATPL. Mr. Carson’s ownership position is less than 0.2% of ATPL. Mr. Carson’s wife, a former director of the Company, has an approximate 3.5% ownership position in ATPL. In September 1998 the Company granted Silicon Film a license to use the technology and intellectual property rights of the Company then deemed necessary to Silicon Film’s business, including the technology licensed pursuant to the ATPL agreement. As a result of this grant, Silicon Film became the successor to the licensed rights and future royalty obligations of the ATPL agreement as they pertained to the electronic film technology. In September 1998, another agreement was consummated with ATPL under which the future royalty obligation associated with the electronic film technology was reduced approximately 86% in consideration for the issuance of 1,222,125 shares of Silicon Film common stock. No value was recorded by Silicon Film as a result of this transaction due to the uncertainty related to valuing either the consideration given or received in this exchange.

Note 10—Composition of Certain Financial Statement Captions

	September 29, 2002	September 30, 2001
Accounts receivable:
U.S. government	$1,567,500	$1,914,600
Other customers	1,095,200	829,000

	2,662,700	2,743,600
Less allowance for doubtful accounts	(76,300)	(57,700)

	$2,586,400	$2,685,900

Accounts receivable include unbilled amounts of $476,700 and $543,900 at September 29, 2002 and September 30, 2001, respectively. Unbilled amounts represent contract revenues for which billings have not been presented to customers at year-end. These amounts are billed in accordance with applicable contract terms, usually within 30 days. Included in these amounts are unbilled retentions of $64,900 and $136,200 at September 29, 2002 and September 30, 2001, respectively. The unbilled retentions are normally collected upon final audit of costs by the U.S. government.

	September 29, 2002	September 30, 2001
Inventory:
Work in process	$9,414,100	$9,076,200
Finished goods	50,300	221,500

	9,464,400	9,297,700
Less reserve for obsolete inventory	(8,526,400)	(8,183,500)

	$938,000	$1,114,200

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

Costs on long-term contracts and programs in progress represent recoverable costs incurred. ATD’s marketing involves the identification and pursuit of specific government budgets and programs. ATD is frequently involved in the pursuit of a specific anticipated contract that is a follow-on or related to an existing contract. ATD often determines that it is probable that a subsequent award will be successfully received, particularly if ATD can demonstrate continued progress against anticipated technical goals of the projected new program while the government goes through its lengthy process required to allocate funds and award contracts. Accordingly, ATD from time-to-time capitalizes material, labor and overhead costs expected to be recovered from a probable new contract. Due to the uncertain timing of ATD being awarded a contract, the Company maintains significant reserves for this inventory to avoid overstating its value.

	September 29, 2002	September 30, 2001
Equipment, furniture and fixtures:
Engineering and production equipment	$9,522,200	$9,066,200
Furniture and fixtures	323,200	334,400
Construction in progress	1,488,100	1,697,100
Computer software programs	1,400,800	1,660,400
Leasehold improvements	1,436,200	1,278,750

	14,170,500	14,036,850
Less accumulated depreciation and amortization	(9,211,300)	(8,494,150)

	$4,959,200	$5,542,700

Construction in progress is primarily related to improvements to the Company’s clean rooms and related equipment, a substantial portion of which is expected to be placed in service in fiscal 2003 at which time the Company will begin depreciation of these assets based upon their estimated useful life.

	September 29, 2002	September 30, 2001
Other assets:
Patents and trademarks	$694,200	$525,750
Less accumulated amortization	113,600	53,300

Patents and trademarks, net	580,600	472,450
Deposits	98,450	102,300

	$679,050	$574,750

	September 29, 2002	September 30, 2001
Accrued expenses:
Salaries and wages	$476,400	$774,200
Vacation	288,300	342,000
Payroll taxes	90,300	371,300
Non-qualified retirement plan contribution	110,000	—
Silicon Film (discontinued) accrual	100,000	200,000
Other accrued expenses	140,400	77,100

	$1,205,400	$1,764,600

Note 11—Commitments and Contingencies

The Company leases certain facilities and equipment under cancelable and noncancelable capital and operating leases. Future minimum payments under capital lease obligations and operating lease commitments with initial terms in excess of one year at September 29, 2002 are as follows:

Fiscal Year	Capital Leases	Operating Leases
2003	$132,800	$747,200
2004	40,600	721,400
2005	26,100	350,600
2006	13,100	360,100
2007	—	11,900
Thereafter	—	—

Future minimum lease payments	212,600	$2,191,200

Amounts representing interest	(34,400)

Present value of net minimum lease payments	178,200
Less current portion	(116,900)

	$61,300

Total rental expense for operating leases amounted to $694,900, $611,700 and $582,000 for the fiscal years ended September 29, 2002, September 30, 2001 and October 1, 2000, respectively.

At September 29, 2002, the Company’s Novalog subsidiary had outstanding purchase orders with a major supplier that involve pricing discounts contingent on meeting volume purchase commitments. If Novalog does not meet these volume commitments or is not able to renegotiate the terms of these purchase orders, it may incur additional costs of up to $120,000 in fiscal 2003 on deliveries taken under these purchase orders.

Litigation

In October 2001, the Company was named as a defendant in a lawsuit involving a disputed guarantee of the facility lease of its former Silicon Film subsidiary. In September 2002, the Company entered into a settlement agreement with the plaintiff in this lawsuit for a monetary amount within the amount that had been reserved at September 30, 2001 for expenses associated with the Silicon Film bankruptcy. In October 2002, the lawsuit was dismissed.

The Company is a defendant in a class action lawsuit relating to the history of disclosures made by Silicon Film and the Company. There has been no discovery to date and no trial has yet been scheduled, although the Company has filed a motion to dismiss this lawsuit. If the Company does not ultimately obtain a favorable resolution of the claims set forth in this action, such an outcome could have a material adverse effect on the Company’s business, results of operations and financial condition. Currently, the amount of such material adverse effect cannot reasonably be estimated.

Note 12 – Line of Credit

At September 29, 2002, the Company’s Novalog subsidiary had a line of credit with a bank in the maximum amount of $400,000. Borrowings outstanding under the line of credit at September 29, 2002 and September 30, 2001 were $400,000. The line of credit was collateralized by a $400,000 certificate of deposit which is included in Restricted Cash on the accompanying consolidated balance sheets. Advances against the line of credit bore interest at the prime rate. The certificate of deposit was liquidated, and the line of credit was paid off and cancelled in October 2002.

Note 13—Income Taxes

The tax effect of significant temporary items comprising the Company’s deferred taxes as of September 29, 2002 and September 30, 2001, are as follows:

	September 29, 2002	September 30, 2001
Current deferred tax assets:
Reserves not currently deductible	$150,000	$120,000

Long-term deferred tax assets:
Operating loss carryforwards	33,082,000	29,483,000
Tax credit carryforwards	2,070,000	1,522,000
Valuation allowance	(35,152,000)	(31,125,000)

Net deferred tax asset	$—	$—

The differences between the Company’s effective income tax rate and the statutory U.S. federal income tax rate for the fiscal years ended September 29, 2002, September 30, 2001 and October 1, 2000, respectively, related primarily to the total valuation allowance changing $4,027,000 from September 30, 2001 to September 29, 2002 and $7,297,000 from October 1, 2000 to September 30, 2001.

The provision for income taxes for the fiscal years ended September 29, 2002, September 30, 2001 and October 1, 2000, consist of provisions for state franchise taxes of $37,500, $4,000 and $2,400, respectively. No provisions for federal income taxes have been made in these fiscal years due to the net operating losses.

At September 29, 2002, the Company had net operating loss carryforwards of approximately $92,646,000 for financial reporting and federal income tax purposes expiring in varying amounts from fiscal year 2003 through fiscal year 2022, and $27,146,000 for California tax purposes expiring in varying amounts from fiscal year 2003 through fiscal year 2012, available to offset future federal and California taxable income. In addition, as of September 29, 2002, the Company had investment tax credits and qualified research credits of $488,000 and $1,587,000, respectively, expiring in varying amounts through fiscal year 2022 and available to offset future federal taxes. The ability of the Company to utilize the net operating loss and credit carryforwards may be restricted by certain provisions of the Internal Revenue Code due to changes in ownership of the Company’s common stock.

Note 14—Stock Option Plans and Employee Retirement Plan

In December 1991, the Board of Directors adopted the 1991 Stock Option Plan to replace the 1981 Stock Option Plan, which had expired. The 1991 Stock Option Plan was approved by stockholders at the Company’s Annual Meeting in February 1992. Under the 1991 Plan, options to purchase an aggregate of 33,800 shares of the Company’s common stock may be granted to both key management employees and non-employee directors. Options granted may be either Incentive Stock Options or Nonstatutory Stock Options, and the requirements for participation, exercise price and other terms are similar to the 1981 Plan. As of September 29, 2002, options to purchase 800 shares at a price of $43.75 per share were outstanding under the 1991 Plan, of which 300 were exercisable at September 29, 2002.

In January 1995, the Board of Directors adopted the 1995 Stock Option Plan to replace the 1991 Plan, which was fully subscribed at the time. The 1995 Plan was approved by stockholders at the Company’s Annual Meeting in February 1995. Under the 1995 Plan, options to purchase an aggregate of 35,000 shares of the Company’s common stock may be granted to both key management employees and non-employee directors. In August 1997, the Board of Directors authorized an increase in the number of options to an aggregate of 82,500 shares, which was ratified by stockholders at the Company’s Annual Meeting in February 1998. Options granted may be either Incentive Stock Options or Nonstatutory Stock Options, and requirements for participation, exercise price and other terms are similar to the 1991 Plan. As of September 29, 2002, options to purchase 800 shares at prices ranging from $26.56 to $43.75 per share were outstanding under the 1995 Plan, of which 300 were exercisable at September 29, 2002.

In November 1998, the Board of Directors approved the 1999 Stock Option Plan. Under the 1999 Plan, options to purchase an aggregate of 50,000 shares of common stock may be granted to both key management employees and non-employee directors. The 1999 Plan was ratified by stockholders at the Company’s Annual Meeting in February 1999. Options granted may be either Incentive Stock Options or Nonstatutory Stock Options. Requirements for participation, exercise price and other terms are similar to the 1991 and 1995 Plans. As of September 29, 2002, options to purchase 30,500 shares at prices ranging from $26.56 to $63.44 per share were outstanding under the 1999 Plan, of which 27,200 were exercisable at September 29, 2002.

In October 2000, the Board of Directors approved the 2000 Non-qualified Option Plan. Under the 2000 Plan, options to purchase an aggregate of 75,000 shares of common stock may be granted to both key management employees and non-employee directors. Options granted under the 2000 Plan may only be Nonstatutory Stock Options. Requirements for participation, exercise price and other terms are similar to the 1991, 1995 and 1999 Plans except for the limitation to Nonstatutory options. As of September 29, 2002, options to purchase 56,300 shares at prices ranging from $26.56 to $43.75 per share were outstanding under the 2000 Plan, of which 25,400 were exercisable at September 29, 2002.

In December 2000, the Board of Directors approved the 2001 Stock Option Plan. Under the 2001 Plan, options to purchase an aggregate of 75,000 shares of common stock may be granted to both key management employees and non-employee directors. The 2001 Plan was ratified by stockholders at the Company’s Annual Meeting in March 2001. Options granted may be either Incentive Stock Options or Nonstatutory Stock Options. Requirements for participation, exercise price and other terms are similar to the 1991, 1995 and 1999 Plans. As of September 29, 2002, options to purchase 10,700 shares at prices ranging from $20.60 to $25.62 per share were outstanding under the 2001 Plan, of which 10,700 were exercisable at September 29, 2002.

In October 2001, the Board of Directors adopted the 2001 Non-Qualified Option Plan, pursuant to which options to purchase an aggregate of 1,500,000 shares of common stock may be granted to attract and retain employees and directors. The terms of the 2001 Non-Qualified Option Plan are similar to the 2001 Stock Option Plan; however, only non-statutory options may be issued under the 2001 Non-Qualified Option Plan. As of September 29, 2002, options to purchase 1,359,900 shares at prices ranging from $0.77 to $1.16 per share were outstanding under the 2001 Non-Qualified Option Plan, of which 614,100 were exercisable at September 29, 2002.

Stock option activity is summarized as follows (adjusted to reflect the 1-for-20 reverse stock split of September 2001):

	Shares	Option Price Per Share
Options outstanding at October 3, 1999	117,300	$19.60 to $125.00
Granted	28,800	26.80 to 59.20
Exercised	(67,700)	19.60 to 57.60
Cancelled	(5,900)	20.00 to 46.20
Expired	(3,600)	100.00 to 125.00

Options outstanding at October 1, 2000	68,900	$19.60 to $59.20
Granted	93,700	20.60 to 63.44
Exercised	(8,400)	19.60 to 31.87
Cancelled	(2,900)	19.60 to 59.10
Expired	(5,100)	19.60 to 20.00

Options outstanding at September 30, 2001	146,200	$20.00 to $63.44
Granted	1,508,800	.77 to 1.16
Exercised	(73,600)	1.15 to 1.15
Cancelled	(106,000)	20.60 to 59.10
Expired	(16,400)	20.00 to 39.60

Options outstanding at September 29, 2002	1,459,000	$0.77 to $63.44

A summary of outstanding options exercisable under the 1991, 1995, 1999, 2000 and 2001 Qualified and Non-Qualified Plans is shown below.

Range of exercise prices	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number Exercisable	Weighted average exercise price
$ 0.77 – 1.16	1,359,900	9	$1.08	614,100	$1.01
20.00 – 29.99	70,400	2	25.85	42,000	25.37
30.00 – 39.99	14,100	1	34.71	13,200	34.58
40.00 – 63.44	14,600	2	54.06	8,600	56.13

	1,459,000			677,900

The Boards of Directors of the Company’s subsidiaries have adopted, and the Company has approved, stock option plans with requirements for participation, exercise price and other terms similar to the options plans of the Company. Under the subsidiary option plans, options may be granted to employees, non-employee directors and other individual service providers of the subsidiary or the Company. Options granted under the subsidiary option plans may be either Incentive Stock Options or Nonstatutory Stock Options. As of September 29, 2002, the Company’s subsidiaries have granted options to purchase an aggregate of 16,145,200 shares of their respective common stock, of which 15,050,031 options are exercisable at September 29, 2002. (See Note 7).

Pursuant to SFAS No. 123 “Accounting for Stock Based Compensation,” the Company is required to disclose the effects on the net loss and per share data as if the Company had elected to use the fair value approach to account for all of its employee stock-based compensation plans. Had the compensation cost for the Company’s Plans, including those of its subsidiaries, been determined using the fair value method, the compensation expense would have increased the Company’s net loss for the years ended September 29, 2002, September 30, 2001 and October 1, 2000, to the pro forma amounts of $7,247,900, $15,733,857 and $15,600,279, respectively, with a corresponding pro forma loss per share of $1.27, $6.17 and $7.72, respectively. These pro forma amounts were determined estimating the fair value of each option granted during fiscal 2002, 2001 and 2000 on its grant date, using the Black-Scholes option-pricing model. Assumptions of no dividend yield, risk-free interest rates ranging from 3.6% to 6% which approximate the Federal Reserve Board’s rates for treasuries at the time granted, an expected life of three years, and volatility rates varying from 73.2% to 159.8% were applied to ISC options granted during fiscal years 2002, 2001, and 2000. A volatility rate of 0% was applied to options granted by subsidiaries. The weighted average fair value at the grant date for the options granted during fiscal years 2002, 2001 and 2000 was $0.91, $1.15, and $1.74 per option, respectively.

In fiscal 1982, the Company established an Employee Retirement Plan, which is effective for fiscal year 1982 and thereafter. The plan provides for annual contributions to the Company’s Stock Bonus Trust (“SBT”) to be determined by the Board of Directors and which will not exceed 15% of total payroll. At the discretion of the Trustee, the SBT will purchase common stock at fair market value or other interest-bearing securities or investments for the accounts of individual employees who will gain a vested interest of 20% in their accounts after their first year of service, and 20 % each year of service thereafter, until fully vested after five years of service. That portion of cash or stock held in an employee’s account and not vested at termination of employment will be redistributed in accordance with a prearranged formula. Management believes that the contributions made by the Company to the SBT, to the extent they relate to government cost-plus-fixed-fee contracts, will be reimbursable by the U.S. government. In fiscal years 2002, 2001 and 2000, the Company’s contributions to the SBT were 571,700, 232,200, and 6,800 shares of common stock, respectively, which had estimated market values of $710,000, $1,176,800 and $462,100, respectively. In addition, there was $17,300 of accrued contribution for fiscal 2002 at September 29, 2002 that was subsequently effectuated by the issuance of 13,800 shares to the SBT in December 2002. In December 2002, the Company issued 416,000 shares to the SBT with an estimated market value of $520,000 to effectuate a contribution for fiscal 2003. In fiscal 2003, this contribution will be recorded as a prepaid Employee Stock Bonus Plan contribution in equity and will be amortized over each fiscal quarter.

In September 2002, the Company authorized a Non-Qualified Retirement Plan for employees with service currently in excess of ten years and an initial contribution to this plan of 100,000 shares of the Company’s common stock to be effectuated upon completion of appropriate plan documentation. The Company accrued $110,000 of expense for this contribution, the market value of such shares at September 29, 2002.

Note 15—Concentration of Revenues

In fiscal 2002, direct contracts with the U.S. government accounted for 66% of the Company’s revenues, and second-tier government contracts with prime government contractors accounted for 3%. The remaining 31% of the Company’s revenues were derived from non-government sources. Of the 66% related to the U.S. government agencies, the U.S. Army, the U.S.
Navy, and the U.S Air Force accounted for 45%, 16% and 5%, respectively. Of the 31% applicable to non-governmental sources, one customer accounted for 11% of the total consolidated revenues, and the 20% balance of consolidated revenues from non-governmental sources was derived from a number of customers contributing less than 5% each.

In fiscal 2001, direct contracts with the U.S. government accounted for 42% of the Company’s revenues, and second-tier government contracts with prime government contractors accounted for 9%. The remaining 49% of the Company’s revenues were derived from non-government sources. Of the 42% related to the U.S. government agencies, the U.S. Navy, the U.S. Army and the Air Force accounted for 32%, 5% and 5%, respectively. Of the 49% applicable to non-governmental sources, two customers accounted for 24% and 21%, respectively, of the total commercial revenues.

In fiscal 2000, direct contracts with the U.S. government accounted for 20% of the Company’s revenues, and a second-tier government contract with a prime government contractor accounted for 12%. The remaining 68% of the Company’s revenues were derived from non-government sources. Of the 32% related to the U.S. government agencies, the U.S. Army, the U.S. Air Force and the U.S. Navy accounted for 12%, 1% and 7%, respectively, with the remaining consolidated revenue of 12% being widely diversified among several other governmental agencies. Of the 68 % applicable to non-governmental sources, two customers accounted for 19% and 23%, respectively, of the total commercial revenues.

Note 16—Marketable Securities and Cash Equivalents

The Company’s marketable securities consisted of investments in short-term, government-backed securities, and commercial paper. The Company determines proper classification of investments at the time of purchase and re-evaluates such designations at each balance sheet date. All marketable securities were classified as held-to-maturity, and were stated at amortized cost. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Note 17—Loss Per Share

Basic and diluted net loss per common share for fiscal years 2002, 2001 and 2000 were calculated as follows:

	2002	2001	2000
Loss from continuing operations	$(6,072,500)	$(15,525,500)	$(8,994,900)
Gain (loss) from discontinued operations	35,000	938,000	(6,043,400)

Net loss	$(6,037,500)	$(14,587,500)	$(15,038,300)

Loss per Share:
Loss from continuing operations	$(1.07)	$(6.09)	$(4.45)
Gain (loss) from discontinued operations	0.01	0.37	(2.99)

Net loss per share	$(1.06)	$(5.72)	$(7.44)

Weighted average number of shares outstanding	5,694,800	2,549,500	2,021,400

Note 18—Summarized Quarterly Financial Information (Unaudited)

The following table presents the Company’s operating results for each of the eight fiscal quarters in the period ended September 29, 2002. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, all necessary adjustments have been included to fairly present the unaudited quarterly results. This data should be read together with the consolidated financial statements and the notes thereto included herein.

	Quarter Ended
	December 30, 2001	March 31, 2002	June 30, 2002	September 29, 2002
Fiscal 2002
Total revenues	$2,497,500	$2,301,100	$3,940,400	$6,603,300
Loss from operations	(2,231,200)	(1,472,900)	(1,659,200)	(563,600)
Loss from continuing operations	(2,209,400)	(1,466,300)	(1,724,200)	(672,600)
Gain from discontinued operations	—	—	—	35,000
Net loss	(2,209,400)	(1,466,300)	(1,724,200)	(637,600)

Net income (loss) per share
From continuing operations	(0.51)	(0.28)	(0.30)	(0.10)
Discontinued operations	—	—	—	0.01
Net loss per share	$(0.51)	$0.28)	$0.30)	$(0.09)

Weighted average shares outstanding	4,321,500	5,319,600	5,718,700	6,872,100

	Quarter Ended
	December 31, 2000	April 1, 2001	July 1, 2001	September 30, 2001
Fiscal 2001
Total revenues	$1,943,000	$2,557,800	$3,930,900	$2,225,600
Loss from operations	(4,888,800)	(4,649,500)	(2,533,500)	(4,054,200)
Loss from continuing operations	(4,463,500)	(4,268,800)	(2,121,400)	(4,671,800)
Gain (loss) from discontinued operations	(1,603,500)	(1,264,900)	(1,979,700)	5,786,100
Net loss	(6,067,000)	(5,533,700)	(4,101,100)	1,114,300

Net income (loss) per share
From continuing operations	(1.91)	(1.81)	(0.85)	(1.66)
Discontinued operations	(0.69)	(0.54)	(0.79)	2.06

Net income or loss per share	$(2.60)	$(2.35)	$(1.64)	$0.40

Weighted average shares outstanding	2,332,100	2,353,700	2,494,400	2,809,500

Note 19—Subsequent Events

In December 2002, the Company raised net proceeds of approximately $1,050,000 from the sale of 10,000 shares of its Series E non-voting, non-dividend-bearing convertible preferred stock at $120 per share. Each share of Series E stock is initially convertible to 100 shares of common stock of the Company's common stock, or an effective purchase price of $1.20 per common share. This effective purchase price is adjustable to 85% of the weighted average trading price of the Company's common stock for the five consecutive trading days immediately preceding the conversion date(s), subject to a ceiling of $1.50 per common share and a floor of $.85 per common share. The Series E stock is therefore convertible into between 800,000 and 1,411,765 shares of the Company's common stock. On the date of issuance, the Series E stock was then convertible into 800,000 shares of common stock, an effective purchase price of $1.50 per common share. In connection with this financing, the Company issued a three-year warrant to the investor to purchase shares of the Company's common stock at $2.04 per share, the volume weighted average trading price of the Company's common stock for the five trading days prior to the transaction date. The maximum number of shares of the Company's common stock issuable pursuant to the warrant is 250,000, reducible to a minimum of 80,276 depending on the number of shares of the Company’s common stock issued pursuant to conversion of the Series E stock. The warrants are exercisable 60 days after the date all of the convertible preferred stock has been converted into shares of the Company’s common stock.

The intrinsic value of the beneficial conversion feature is approximately $650,000 for the 10,000 Series E shares issued, based on the excess of the quoted market price of a share of the Company's common stock on the date of issue above the 800,000 shares of common stock then issuable upon conversion. The imputed dividend is a one-time, non-cash charge based on the immediate conversion feature of the convertible preferred stock.

Note 20—Reportable Segments

The Company’s operating segments are distinct business units operating in different industries, except the Corporate Headquarters segment, which spans the activities of the other segments. Each segment is separately managed, with separate marketing and distribution systems. The Company’s seven operating segments are Advanced Technology Division (“ATD”), Novalog, Microelectronics Products Division (“MPD”), MicroSensors, Inc. (“MSI”), RedHawk Vision (“RedHawk”), iNetWorks Corporation (“iNetWorks”) and Corporate Headquarters. All operating segments except iNetWorks and RedHawk meet the criteria for reportable segments disclosure as of September 29, 2002. The Company has included iNetWorks and RedHawk as reportable operating segments to conform to prior year presentations. ATD derives most of its revenues from research and development contracts funded primarily by governmental agencies. Novalog designs, develops and sells proprietary integrated circuits (“ICs”) and related products for use in wireless infrared communication. MPD designs, develops and sells stacked 3D microelectronics for use in a variety of systems applications. MSI develops and sells proprietary micromachined sensors and related electronics. iNetWorks is focused on commercializing Irvine Sensors’ proprietary technology for high-speed telecommunications and Internet routers, including the SuperRouter. Corporate Headquarters provides accounting, inventory control and management consulting services to the consolidated subsidiaries. Corporate revenue consists of charges to the subsidiaries for these services and corporate assets consist of loans to subsidiaries and goodwill for reacquisition of subsidiary stock.

The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies. Segment profit or loss is based on profit or loss from operations before income taxes and minority interest in profit and loss of subsidiaries.

The following information about the Company’s seven business segments is for the year ended September 29, 2002:

	ATD	Novalog	MSI	MPD	iNetWorks	RedHawk Vision	Corporate Headquarters	Totals
Revenues from external customers	$10,561,500	$2,074,500	$853,600	$1,823,100	$—	$29,600	$—	$15,342,300
Segment net Inventory	473,400	381,200	—	83,400	—	—	—	938,000
Segment warrant expense	—	—	—	—	—	—	114,200	114,200
Interest income	—	9,000	—	—	—	—	1,100	10,100
Interest expense	53,300	13,800	15,500	18,000	—	—	129,800	230,400
Depreciation and amortization	813,100	58,200	195,900	61,600	400	30,300	222,100	1,381,600
Segment loss	(1,151,900)	(1,267,700)	(925,600)	(652,900)	(276,900)	(160,800)	(1,711,400)	(6,147,200)
Changes to segment inventory reserve	342,900	—	—	—	—	—	—	342,900
Segment assets	7,311,500	1,514,250	744,500	735,300	3,700	85,500	22,965,700	33,360,450
Expenditures for segment assets	582,100	103,700	42,800	174,600	—	—	2,300	905,500

Reconciliation to Consolidated Amounts

Assets
Total assets for reportable segments								33,360,450
Elimination of intersegment assets								(22,965,700)

Total consolidated assets								$10,394,750

The following information about the Company’s seven business segments is for the year ended September 30, 2001:

	ATD	Novalog	MSI	MPD	iNetWorks	RedHawk Vision	Corporate Headquarters	Totals
Revenues from external customers	$5,380,800	$4,511,700	$121,900	$582,500	$11,900	$48,500	$—	$10,657,300
Intersegment revenue	—	—	—	—	—	—	2,570,100	2,570,100
Segment software writedown	—	—	—	—	—	(638,600)	—	(638,600)
Segment net Inventory	263,500	653,400	—	197,300	—	—	—	1,114,200
Segment warrant expense	—	—	—	—	—	—	865,000	865,000
Interest income	—	24,900	—	—		5,500	106,000	136,400
Interest expense	82,800	4,400	5,600	8,100	—	1,000	39,600	141,500
Depreciation and amortization	693,900	67,500	200,900	44,900	7,600	241,100	315,500	1,571,400
Segment loss	(4,621,000)	(506,800)	(2,848,100)	(1,560,600)	(2,225,200)	(1,699,500)	(2,669,900)	(16,131,100)
Changes to segment inventory reserve	2,416,200	—	—	—	—	—	—	2,416,200
Segment assets	7,477,450	2,151,300	787,200	563,600	28,500	133,600	20,016,900	31,158,550
Expenditures for segment assets	2,328,000	178,900	225,500	128,200	10,900	291,100	829,200	3,991,800

Reconciliation to Consolidated Amounts

Assets
Total assets for reportable segments								31,158,550
Elimination of intersegment assets								(20,016,900)

Total consolidated assets								$11,141,650

The following information about the Company’s seven business segments is for the year ended October 1, 2000:

	ATD	Novalog	MSI	MPD	iNetWorks	RedHawk Vision	Corporate Headquarters	Totals
Revenues from external customers	$4,282,900	$6,308,600	$69,900	$107,100	$—	$1,300	$—	$10,769,800
Intersegment revenue	—	—	—	—	—	—	2,514,700	2,514,700
Segment net Inventory	278,600	189,900	—	21,100	—	—	—	489,600
Interest income	—	6,400	—	—	—	—	152,400	158,800
Interest expense	—	500	4,700	8,200	—	—	131,400	144,800
Depreciation and amortization	605,100	79,900	111,500	23,600	—	10,200	106,400	936,700
Segment profit (loss)	(4,442,900)	472,800	(3,299,000)	(978,600)	—	(930,900)	(793,800)	(9,972,400)
Changes to segment inventory reserve	2,166,700	—	(238,000)	—	—	—	—	1,928,700
Segment assets	11,986,100	2,239,100	742,500	180,900	—	705,250	12,944,800	28,798,650
Expenditures for segment assets	780,100	46,900	495,500	47,500	—	509,700	177,600	2,057,300

Reconciliation to Consolidated Amounts

Assets
Total assets for reportable segments								28,798,650
Elimination of intersegment assets								(12,944,800)

Total consolidated assets								$15,853,850

Irvine Sensors Corporation
Report of Independent Certified Public Accountants

To the Board of Directors
Irvine Sensors Corporation
Costa Mesa, California

We have audited the accompanying consolidated balance sheets of Irvine Sensors Corporation as of September 29, 2002 and September 30, 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended September 29, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Irvine Sensors Corporation as of September 29, 2002 and September 30, 2001, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended September 29, 2002, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II for each of the three years in the period ended September 29, 2002. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.

/s/    Grant Thornton LLP

Irvine, California
December 13, 2002, except for Note 19
as to which the date is
December 23, 2002

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
Year ended September 29, 2002:
Allowance for doubtful accounts	$57,700	$20,000	$1,400	$76,300

Inventory reserves	$8,183,500	$410,900	$68,000	$8,526,400

Year ended September 30, 2001:
Allowance for doubtful accounts	$126,400	$36,500	$105,200	$57,700

Inventory reserves	$5,767,400	$2,416,200	$100	$8,183,500

Year ended October 1, 2000:
Allowance for doubtful accounts	$36,700	$164,400	$74,700	$126,400

Inventory reserves	$3,838,700	$2,166,700	$238,000	$5,767,400

S-1