Form 10-Q
period 2002-12-29
IRVINE SENSORS CORP/DE/
filed 2003-02-11
CIK 357108

U.S. SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended December 29, 2002

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

Yes	☒	No	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2.)

Yes	☐	No	☒

As of January 31, 2003, there were 7,593,698 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

IRVINE SENSORS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 29, 2002	September 29, 2002

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,163,500	$696,300
Restricted cash	35,300	435,200
Accounts receivable, net of allowances of $62,300 and $76,300, respectively	2,488,300	2,586,400
Inventory, net	1,054,000	938,000
Other current assets	70,300	100,600

Total current assets	4,811,400	4,756,500
Equipment, furniture and fixtures, net	4,766,100	4,959,200
Patents and trademarks, net	608,100	580,600
Deposits	101,550	98,450

	$10,287,150	$10,394,750

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,857,100	$3,880,100
Accrued expenses	1,081,900	1,205,400
Accrued loss on contracts	284,200	444,200
Customer advances	173,900	43,100
Line of credit	—	400,000
Short term notes payable	—	150,000
Capital lease obligations – current portion	89,200	116,900

Total current liabilities	5,486,300	6,239,700
Capital lease obligations, less current portion	57,400	61,300
Minority interest in consolidated subsidiaries	461,000	467,200

Total liabilities	6,004,700	6,768,200

Commitments and contingencies (Note 10)	—	—
Stockholders’ Equity:
Preferred stock, $0.01 par value, 500,000 shares authorized;
Series B Convertible Cumulative Preferred, 4,300 shares outstanding; aggregate liquidation preference of $64,500	25	25
Series C Convertible Cumulative Preferred, 2,300 shares outstanding; aggregate liquidation preference of $33,000	25	25
Series E Convertible Preferred, 10,000 shares outstanding; aggregate liquidation preference of $1,200,000	100	—
Common stock, $0.01 par value, 80,000,000 shares authorized; 7,553,000 and 7,027,900 shares issued and outstanding	75,500	70,300
Common stock warrants and unit warrants; 1,344,800 and 1,094,800 warrants outstanding	—	—
Unamortized employee stock bonus plan contribution	(343,200)	—
Paid-in capital	104,688,600	102,158,200
Accumulated deficit	(100,138,600)	(98,602,000)

Total stockholders’ equity	4,282,450	3,626,550

	$10,287,150	$10,394,750

See Accompanying Condensed Notes to Consolidated Financial Statements.

IRVINE SENSORS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended

	December 29, 2002	December 30, 2001

Revenues:
Contract research and development	$4,580,600	$1,621,200
Product sales	599,300	876,300
Other	17,100	—

Total revenues	5,197,000	2,497,500

Cost and expenses:
Cost of contract revenues	3,621,300	1,261,200
Cost of product sales	606,600	722,600
General and administrative	1,511,400	2,008,500
Research and development	95,100	736,400

Total costs and expenses	5,834,400	4,728,700

Loss from operations	(637,400)	(2,231,200)
Interest expense	(51,500)	(11,600)
Other expense	(5,800)	—
Interest and other income	4,700	3,000

Loss before minority interest and provision for income taxes	(690,000)	(2,239,800)
Minority interest in loss of subsidiaries	6,200	35,200
Provision for income taxes	(9,700)	(4,800)

Net loss	(693,700)	(2,209,400)

Basic and diluted net loss per common share (Note 5)	$(0.22)	$(0.51)

Weighted average number of shares outstanding	7,144,940	4,321,533

See Accompanying Condensed Notes to Consolidated Financial Statements.

IRVINE SENSORS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 Weeks Ended

	December 29, 2002	December 30, 2001

Cash flows from operating activities:
Net loss
Adjustments to reconcile net loss to net cash used in operating activities:	$(693,700)	$(2,209,400)
Depreciation and amortization	346,300	338,400
Accrued interest on marketable securities	(100)	(200)
Loss on disposal of equipment	6,100	—
Amortization of employee retirement plan contribution	176,800	190,300
Minority interest in net loss of subsidiaries	(6,200)	(35,200)
Common stock issued to pay operating expenses	142,500	253,900
Decrease in accounts receivable	98,100	1,250,300
Decrease in employee advances	—	118,000
(Increase) decrease in inventory	(116,000)	307,500
(Increase) decrease in other current assets	30,300	(1,200)
Increase in deposits	(3,100)	(10,400)
Decrease in accounts payable and accrued expenses	(129,300)	(672,800)
Decrease in accrued loss on contracts	(160,000)	(108,900)
Increase (decrease) in customer advances	130,800	(25,000)

Total adjustments	516,200	1,604,700

Net cash used in operating activities	(177,500)	(604,700)

Cash flows from investing activities:
Capital facilities and equipment expenditures	(142,400)	(100,100)
Acquisition of patents	(44,400)	(41,600)
Proceeds from liquidation of certificate of deposit	400,000	—

Net cash provided by (used in) investing activities	213,200	(141,700)

Cash flows from financing activities:
Net proceeds from issuance of common or preferred stock and common stock warrants	1,013,100	1,301,200
Payments on line of credit	(400,000)	(200,000)
Principal payments of notes payable	(150,000)	—
Principal payments of capital leases	(31,600)	(68,200)

Net cash provided by financing activities	431,500	1,033,000

Net increase in cash and cash equivalents	467,200	286,600
Cash and cash equivalents at beginning of period	696,300	380,200

Cash and cash equivalents at end of period	$1,163,500	$666,800

Noncash investing and financing activities:
Equipment financed with capital leases	$—	$2,500

See Accompanying Condensed Notes to Consolidated Financial Statements.

IRVINE SENSORS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - General

          The information contained in the following Condensed Notes to Consolidated Financial Statements is condensed from that which would appear in the annual consolidated financial statements.  The accompanying unaudited condensed consolidated financial statements do not include certain footnotes and other financial presentations normally required under generally accepted accounting principles.  Accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Annual Report on Form 10-K of Irvine Sensors Corporation and its subsidiaries (the “Company”) for the year ended September 29, 2002.  It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end.  The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

          The consolidated financial information as of December 29, 2002 and December 30, 2001 included herein is unaudited but includes all normal recurring adjustments which, in the opinion of management of the Company, are necessary to present fairly the consolidated financial position of the Company at December 29, 2002, the results of its operations for the 13-week periods ended December 29, 2002 and December 30, 2001, and its cash flows for the 13-week periods ended December 29, 2002 and December 30, 2001.

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

Note 2 – Common Stock and Common Stock Warrants

          During the 13-week period ended December 29, 2002, the Company issued an aggregate of 525,088 shares of common stock in three non-cash transactions to settle operating expenses of the Company aggregating $679,800, of which $343,200 will be incurred through the amortization of a retirement plan contribution during the balance of the fiscal year ending September 28, 2003.

          The first of these non-cash transactions was the Company’s issuance in December 2002 of 429,803 shares of its common stock to the Company’s retirement plan as a non-cash contribution valued at $537,300.  Of this amount, $17,300 was for the settlement of contribution expense accrued, but not paid as of September 29, 2002, and the $520,000 balance represented a contribution for fiscal year 2003. Approximately $176,800 of the fiscal 2003 contribution has been expensed through December 29, 2002 with the $343,200 balance of the fiscal 2003 contribution to be amortized and realized during the remaining three quarters of the Company’s fiscal year ending September 28, 2003.  (See Note 3.)

          The second of the non-cash transactions during the 13-week period ended December 29, 2002 was the issuance of 6,614 shares of its common stock in December 2002, pursuant to the Company’s 2001 Compensation Plan, for the non-cash cancellation of $12,500 of consulting expense obligations of the Company.

          The third of the non-cash transactions during the 13-week period ended December 29, 2002 was the issuance of 88,671 shares of its common stock in December 2002 to the Company’s litigation counsel pursuant to a payment agreement for settlement of $130,000 payable to such counsel for past services rendered to the Company.

          All non-cash issuances of common stock were valued based on the market value of the Company’s common stock on the transaction date or the date that the transaction was negotiated.

          In December 2002, the Company reduced the exercise price of warrants to purchase 210,000 shares of common stock that were previously issued in May 2002 to two accredited, institutional investors as part of an offering of 700,000 common stock units. The exercise price of each warrant was reduced from $2.34 per share to $1.34 per share.  Other terms of the warrants remained unchanged.  The Company repriced the warrants in exchange for the waiver of potential liquidated damages payable, commencing November 29, 2002 at the rate of $14,000 per month, attributable to registration rights provisions due upon delays in registration of the investors’ shares of common stock and common stock shares issuable pursuant to investors’ warrants with the Securities and Exchange Commission. The repricing constitutes a modification pursuant to SFAS No. 123. The incremental fair value of the modification, based on the Black-Scholes option model, approximates the amount of liquidated damages. As a result, there was no impact to the costs of the offering or stockholders’ equity.

          As partial consideration for services rendered related to the offering of convertible preferred stock in December 2002 (See Note 4), the Company repriced warrants to purchase 200,000 shares of common stock held by one finder in that offering that had been previously issued in connection with a prior offering in May 2002.  The exercise price of those warrants was reduced to $1.00 per share from a prior exercise price of $2.34 per share.  In addition, the exercise price of warrants to purchase 23,000 shares of common stock at $1.52 per share held by the financial consultant who made the initial introductions leading to the May 2002 and December 2002 offerings were also reduced to $1.00 per share in December 2002. As a result of these warrant repricings, there was no impact to the total cost of the offering or stockholders’ equity.

Note 3 – Stock Option Plans and Employee Retirement Plan

          In December 2002, the Board of Directors adopted the 2003 Stock Incentive Plan (the “2003 Plan”), pursuant to which options to purchase an aggregate of 1,500,000 shares of common stock may be granted to attract and retain employees and directors.  The 2003 Plan has been set for approval and ratification by stockholders at the Company’s 2003 Annual Meeting.

          In December 2002, the Board of Directors authorized a contribution to the Company’s retirement plan, the Employee Stock Bonus Plan (“ESB Plan”), in the amount of $520,000, which represented a contribution for the fiscal year ending September 28, 2003. The Company’s contribution was based on an estimate of approximately 10% of the Company’s gross salary and wages for fiscal year 2003. In addition, the Board of Directors authorized a contribution of $17,300 to the ESB Plan to settle unpaid compensation expense accrued in the fiscal year ended September 29, 2002. In December 2002, the Company issued 429,803 shares of common stock to the ESB Plan to satisfy these contributions.  The $343,200 portion of these contributions attributable to the remaining quarters of the fiscal year ending September 28, 2003 has been recorded as a prepaid ESB Plan contribution in equity and will be amortized over the remaining quarters of fiscal year 2003.  Pursuant to the ESB plan provision, vesting requirements are met as services are performed and fulfilled at each fiscal year end. If required, the Company may elect to make an additional contribution at year-end to fulfill or increase the planned 10% contribution level.

Note 4 – Convertible Preferred Stock

          In December 2002, the Company sold 10,000 shares of its Series E non-voting, non-dividend-bearing, non-redeemable convertible preferred stock (the “Series E stock”) at a purchase price of $120 per share, realizing gross proceeds of $1.2 million and net proceeds of approximately $1,046,100.  Each share of Series E stock is initially convertible into 100 shares of the Company’s common stock.  The initial conversion is adjustable to 85% of the weighted average trading price of the Company’s common stock for the five consecutive trading days immediately preceding the conversion date(s) (the “conversion formula”), provided, however, that such conversion price shall in no case be greater than $1.50 per common share or less than $.85 per common share.  The Series

E stock is therefore convertible into between 800,000 and 1,411,765 shares of the Company’s common stock.

          The closing price of the Company’s stock on the date of this transaction (the “commitment date”) was equal to $2.32 per share.  Based upon the conversion formula, the conversion price on such date was $1.73, which exceeded the $1.50 ceiling.  Accordingly, on the commitment date, the Series E stock was then convertible into 800,000 shares of common stock.  The subscription agreement for the Series E stock provides that the holder of the shares can only acquire beneficial ownership of up to 9.99% of the Company’s common stock at any one time upon such conversion.  The number of common shares outstanding at December 23, 2002 was 7,553,023.

          In connection with this financing, the Company issued a three-year warrant to purchase shares of the Company’s common stock at an exercise price of $2.04 per share, the volume weighted average trading price of the Company’s common stock for the five trading days prior to the commitment date.  The maximum number of shares of the Company’s common stock issuable pursuant to the warrant is 250,000, reducible to a minimum of 80,276 depending upon the number of common shares issued pursuant to conversion of the Series E convertible preferred stock.  Therefore, on the commitment date, the Holder of the warrant was entitled to purchase 250,000 shares of the Company’s common stock at $2.04 per share. Under no circumstance can the maximum amount of the common stock issuable either on conversion of the preferred stock or exercise of the warrant exceed 19.99% of the common shares of the Company upon such conversion or exercise. The warrants are exercisable 60 days after the date all of the convertible preferred stock has been converted into shares of the Company’s common stock.  The fair value of the warrant, calculated using the Black Scholes option pricing model, was $342,500.

          At the commitment date, the beneficial conversion amount related to the convertible preferred stock was $842,900.   This represented the difference between the $1,856,000 fair value of the 800,000 shares of common stock issuable pursuant to the convertible preferred stock on the commitment date and the $1,013,100 portion of the gross proceeds allocated to the common stock conversion option.  The Company has recorded a charge to Accumulated Deficit and a credit to Paid-in Capital at the commitment date in the amount of this beneficial conversion feature.   When, and if, the convertible preferred stock converts, $1,013,100 will be split between common stock and Paid-in Capital, while the $186,900 remainder of gross proceeds will be recorded as warrants outstanding on the Company’s balance sheet.

          Additionally, if at the conversion date the preferred shares are convertible into more than the 800,000 common shares calculated at the commitment date, then another charge to Accumulated Deficit, with an offset to Paid-in Capital, will be recorded for each share issuable in excess of 800,000 shares times $2.32, the closing price of the Company’s stock at the commitment date.  The incremental beneficial conversion feature, if any, is limited to the $1,013,100 amount of the proceeds allocated to the convertible instrument.

          The charge to Accumulated Deficit for the beneficial conversion option is in effect a non-cash, imputed dividend to the preferred shareholders.  The dividend is fully recognized at the commitment date because the preferred stock is convertible into common stock at the commitment date.  The dividend affects the calculation of basic earnings per share and diluted earnings per share. (See Note 5.)

Note 5 – Loss per Share

          As the Company had a net loss from continuing operations for the 13-week periods ended December 29, 2002 and December 30, 2001, basic and diluted net loss per common share are the same. Net loss applicable to common stockholders includes $842,900 for the non-cash imputed dividend related to the beneficial conversion feature on the convertible preferred stock.  (See Note 4.)

          Basic and diluted net loss per common share for the 13-week periods ended December 29, 2002 and December 30, 2001 were calculated as follows:

	December 29, 2002	December 30, 2001

	(Unaudited)	(Unaudited)
Net loss	$(693,700)	$(2,209,400)
Imputed dividend on convertible preferred stock issued	(842,900)	—

Net loss attributable to common stockholders	$(1,536,600)	$(2,209,400)

Basic and diluted net loss per share	$(0.22)	$(0.51)

Weighted average number of shares outstanding	7,144,940	4,321,533

          Excluded from the computation of diluted loss per common share was the maximum number of shares issuable pursuant to outstanding stock options, warrants and convertible preferred stock in the amounts of 3,616,800 and 1,262,300 shares of common stock as of December 29, 2002 and December 30, 2001, respectively, because the Company had a loss from continuing operations for both periods presented and to include the representative share increments would be anti-dilutive.

Note 6 - Cash and Cash Equivalents

          For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Note 7 – Inventories, Net

          Inventories, net consist of the following:

	December 29, 2002	September 29, 2002

	(Unaudited)
Work in process	$9,503,600	$9,414,100
Finished goods	76,800	50,300

	$9,580,400	9,464,400
Less reserve for obsolete inventory	(8,526,400)	(8,526,400)

	$1,054,000	$938,000

          Costs on long-term contracts and programs in progress represent recoverable costs incurred. The Company’s Advanced Technology Division (“ATD”) is frequently involved in the pursuit of a specific anticipated government contract that is a follow-on or related to an existing contract.  ATD often determines that it is probable that a subsequent award will be successfully received, particularly if ATD can demonstrate continued progress against anticipated technical goals of the projected new program while the government goes through its lengthy process required to allocate funds and award contracts. Accordingly, ATD from time-to-time capitalizes material, labor and overhead costs expected to be recovered from a probable new contract. Due to the uncertain timing of ATD being awarded a contract, the Company maintains significant reserves for this inventory to avoid overstating its value.

Note 8 – Line of Credit

          At September 29, 2002, the Company’s Novalog subsidiary had a line of credit with a bank in the maximum amount of $400,000.  Borrowings outstanding under the line of credit at September 29, 2002 were $400,000.  The line of credit was collateralized by a $400,000 certificate of deposit that was included in Restricted Cash on the accompanying consolidated balance sheet at September 29, 2002.  Advances against the line of credit bore interest at the prime rate.  The certificate of deposit was liquidated, and the line of credit was paid off and cancelled in October 2002.

Note 9 – Reportable Segments

          The Company’s operating segments are distinct business units operating in different industries, except the Corporate Headquarters segment, which spans the activities of the other segments.  Each segment is separately managed, with separate marketing and distribution systems.  The Company’s seven operating segments are ATD, Novalog, Microelectronics Products Division (“MPD”), MSI, RedHawk, iNetWorks and Corporate Headquarters.  All operating segments except iNetWorks and RedHawk meet the criteria for reportable segments disclosure as of December 29, 2002.  The Company has included iNetWorks and RedHawk as  reportable operating segments to conform to prior year presentations.  ATD derives most of its revenues from research and development contracts funded primarily by governmental agencies.    Novalog designs, develops and sells proprietary integrated circuits and related products for use in wireless infrared communication.  MPD designs, develops and sells stacked 3D microelectronics for use in a variety of systems applications.  MSI develops and sells proprietary micromachined sensors and related electronics.  RedHawk develops and sells image processing software. iNetWorks is focused on commercializing Irvine Sensors’ proprietary technology for high-speed telecommunications and Internet routers, including the SuperRouter.  Corporate Headquarters provides accounting, inventory control and management consulting services to the consolidated subsidiaries.  Corporate revenue consists of charges to the subsidiaries for these services.

          The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K.  Segment profit or loss is based on profit or loss from operations before income taxes and minority interest in profit and loss of subsidiaries.

          The following information about the Company’s seven business segments is for the 13-week period ended December 29, 2002:

	ATD	Novalog	MSI	MPD	iNetWorks	RedHawk Vision	Corporate Headquarters	Totals

Revenues from external customers	$4,580,600	$296,100	$147,400	$168,300	$—	$4,600	$—	$5,197,000
Segment net inventory	594,400	362,700	—	96,900	—	—	—	1,054,000
Interest and other income	—	4,600	—	—	—	—	100	4,700
Interest expense	6,100	700	400	1,300	—	—	43,000	51,500
Depreciation and amortization	214,000	11,700	41,600	18,600	100	4,800	55,500	346,300
Segment operating income (loss)	(171,900)	(65,800)	4,800	(432,000)	(20,300)	(11,400)	6,600	(690,000)
Changes to segment inventory reserve	—	—	—	—	—	—	—	—
Segment assets	7,955,550	960,300	687,400	625,400	3,400	55,100	—	10,287,150
Expenditures for segment assets	161,100	—	3,700	12,600	—	8,800	600	186,800

          The following information about the Company’s seven business segments is for the 13-week period ended December 30, 2001:

	ATD	Novalog	MSI	MPD	iNetWorks	RedHawk Vision	Corporate Headquarters	Totals

Revenues from external customers	$1,621,200	$393,400	$10,700	$463,000	$—	$9,200	$—	$2.497,500
Segment net inventory	346,400	427,900	—	32,400	—	—	—	806,700
Interest and other income	—	2,500	—	—	—	—	500	3,000
Interest expense	2,100	1,700	1,400	100	—	—	6,300	11,600
Depreciation and amortization	192,200	13,300	52,300	15,300	100	7,600	57,600	338,400
Segment operating loss	(690,800)	(190,000)	(491,200)	(198,900)	(110,500)	(32,500)	(525,900)	(2,239,800)
Changes to segment inventory reserve	15,600	—	—	—	—	—	—	15,600
Segment assets	6,769,100	1,575,200	810,300	288,300	19,200	107,950	—	9,570,050
Expenditures for segment assets	113,400	6,500	12,500	9,100	—	—	200	141,700

Note 10 – Commitments and Contingencies

          From February 14, 2002 to March 15, 2002, five purported class action complaints were filed in the United States District Court for the Central District of California against the Company, certain of its current and former officers and directors, and an officer and director of its former subsidiary Silicon Film Technologies, Inc.  By stipulated Order dated May 10, 2002, the Court consolidated these actions.  Pursuant to the Order, plaintiffs served an amended complaint on July 5, 2002.  The amended complaint alleges that defendants made false and misleading statements about the prospects of Silicon Film during the period January 6, 2000 to September 15, 2001, inclusive.  The amended complaint asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission Rule 10b-5, and seeks damages of an unspecified amount.  Defendants’ time to answer or otherwise respond to the amended complaint was September 2002, at which time the Company filed a motion to dismiss the amended complaint.  This motion is presently scheduled to be heard on February 24, 2003.

          There has been no discovery to date and no trial has yet been scheduled.  The Company believes that it has meritorious defenses to the amended complaint if its motion to dismiss is not granted and intends to assert these defenses vigorously.  Failure by the Company to obtain a favorable resolution of the claims set forth in the amended complaint could have a material adverse effect on the Company’s business, results of operations and financial condition.  Currently, the amount of such material adverse effect cannot reasonably be estimated. (See Part II, Item 1. Legal Proceedings).

Note 11 – Patents and Trademarks, Net

          The Company’s intangible assets consist of patents and trademarks related to the Company’s various technologies, 97% of which represent patents. Capitalized costs include amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of patent and trademark applications. These assets are amortized on a straight-line method over their estimated useful life of 10 years.   The Company reviews these intangible assets for impairment on a quarterly basis in accordance with SFAS No. 144.  At December 29, 2002, management believes no indications of impairment existed.

          Patents and trademarks at December 29, 2002 and September 29, 2002 are as follows:

	December 29, 2002	September 29, 2002

	(Unaudited)
Patents and trademarks	$738,600	$694,200
Less accumulated amortization	(130,500)	(113,600)

Patents and trademarks, net	$608,100	$580,600

          The amortization expense for the 13-week period ended December 29, 2002 was $16,900.  The unamortized balance of patents and trademarks is estimated to be amortized as follows:

For the fiscal year	Estimated Amortization Expense

2003 (remainder of year)	$56,900
2004	$73,900
2005	$73,800
2006	$73,900
2007	$73,800

Note 12 –  Recent Accounting Pronouncements

          The Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), effective fiscal 2003. The new statement applies to the amortization and evaluation of goodwill and other intangible assets with indefinite lives.  As the Company does not have goodwill or intangible assets with indefinite lives, the provisions of the aforementioned SFAS regarding the ceasing of amortization and the required, minimum annual test for impairment do not apply.   The adoption of SFAS No. 142 did not have a material impact on the Company’s results of operations or financial condition.

          The Company has also adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), effective fiscal 2003. SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including intangible assets. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (SFAS 121), and APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The adoption of SFAS No. 144 did not have a material impact on the Company’s results of operations or financial condition.

          In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure: An amendment of FASB Statement 123”.  This Statement amends SFAS 123, “Accounting for Stock-Based compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results.  The disclosure provisions of SFAS 148 are applicable for fiscal periods beginning after December 15, 2002.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

          This Report contains forward-looking statements regarding Irvine Sensors Corporation and its subsidiaries, which include, but are not limited to, statements concerning projected revenues and the mix of such revenues, expenses, gross profit and income, market acceptance and demand for the Company’s products, the competitive nature of the Company’s business and its markets, the success and timing of new product introductions and commercialization of the Company’s technologies, the need for additional capital, the outcome of pending litigation and the ability of the Company’s subsidiaries to secure partners to develop and commercialize their products.  These forward-looking statements are based on the Company’s current expectations, estimates and projections about the Company’s industry, management’s beliefs, and certain assumptions made by management.  Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “estimates,” “should,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements.  These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict.  Therefore, the Company’s actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors.  Such factors include, but are not limited to the following:

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

          Historically, ISC has made significant investments to fund research and development for its operating subsidiaries.  To date, other than Novalog, none of ISC’s subsidiaries have contributed material revenues or earnings to the Company’s consolidated results of operations.  Since fiscal 2001, ISC adopted a policy to significantly reduce its investments in its subsidiaries for the near future.  As a result, the subsidiaries may need to seek independent funding or partner with third parties to finance their operations. MSI and RedHawk have entered into third party licensing arrangements to facilitate further development of their technologies, but no royalties have been received from those arrangements, and no material royalties are anticipated in the near future.

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

          Revenue Recognition

          The Company’s research and development contracts are usually cost plus fixed fee.  United States government contract costs, including indirect costs, are subject to audit and adjustment by negotiations between the Company and government representatives. The Company’s accounting policies regarding the recognition of revenue for these contractual arrangements is fully described in Note 1 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K.  Generally, revenues are recognized using percentage of completion accounting for contracts.

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

Results of Operations - Thirteen weeks ended December 29, 2002 and December 30, 2001

          Revenues

          Contract revenue consists of proceeds realized from funded research and development contracts, largely from U.S. Government customers and primarily conducted by ATD.  ATD has recently focused its efforts more on the production of contract revenue and less on the conduct of internal research and development projects. Contract revenue for our first fiscal quarter of 2003, the 13-week period ended December 29, 2002, was $4,580,600, which represented an increase of $2,959,400, or 183%, compared to $1,621,200 for the first fiscal quarter of 2002, the 13-week period ended December 30, 2001.  The increase in contract revenue was primarily attributable to the larger funded contract awards that ATD received in the latter part of fiscal 2002 as compared to the latter part of fiscal 2001. In particular ATD won an aggregate $9.6 million contract in May 2002, which produced contract revenue of approximately $3.6 million in the fiscal quarter ended December 29, 2002.

          Our product sales for the 13-week period ended December 29, 2002 were $599,300, which represented a decrease of $277,000, or 32%, compared to $876,300 for the comparable 13-week period of fiscal 2002.  This reduction primarily reflected a decrease in Novalog sales attributable to the further decline in the sales of products for Palm Computing, a major end-user of Novalog’s products, and a decline in MPD sales, attributable to the reduced level of product requirements in the current 13-week period from an original equipment manufacturer.  Purchases of MPD’s products by this manufacturer, L-3 Communications, accounted for approximately 11% of our total revenues in fiscal 2002, and were the primary cause for the increase in MPD’s sales in that fiscal year. However, unlike fiscal 2002, in the 13-week period ended December 29, 2002, L-3 Communications was not a material customer. L-3 Communications has projected an increase in its demand for MPD products for the balance of fiscal 2003, relative to the 13-week period ended December 29, 2002, but has made no guarantees regarding these projections. Whereas we have retained our existing customer base, the decline in Novalog’s sales and the increase in sales of other business units, principally ATD, has resulted in none of Novalog’s customers accounting for more than 10% of our total revenues in either fiscal 2002 or in the first 13-week period of fiscal 2003. The declines in Novalog and MPD product sales were partially offset by increased sales of MSI’s products, continuing the increase that started in fiscal 2002 resulting from the onset of low volume production orders from various customers for MSI’s Universal Capacitive Readout™ chip and development orders for a related chip product.  For the 13-week period ended December 29, 2002, approximately 49% of product sales were realized from Novalog, approximately 25% of product sales were realized from MPD, approximately 25% were realized from MSI and less than 1% were realized from RedHawk.

          In the first quarter of fiscal 2003, we also received $17,200 in royalty revenues related to MPD’s products as compared to no material revenues of this nature in the corresponding quarter of fiscal 2002 due to the fact that the licensee of MPD’s technology had not yet achieved royalty-bearing sales in the prior year period, but has done so in the current fiscal year.

          Due to the increase in contract revenue, total revenues for the 13-week period ended December 29, 2002 were $5,197,000, which represented an increase of $2,699,500, or 108%, compared to $2,497,500 for the 13-week period ended December 30, 2001.  Based on recent notices of additional pending government contract awards, we expect that our contract revenue will continue to represent a majority of our total revenue for the remainder of fiscal 2003.  However, we expect that the percentage of our total revenue resulting from product sales will increase in subsequent quarters of fiscal 2003 as a result of increased backlog of orders of stacked memory products to MPD from commercial customers that have only recently started to purchase such products.

Cost of Revenues

          Our cost of contract revenue for the 13-week period ended December 29, 2002 was $3,621,300, which represented an increase of $2,360,100 or approximately 187%, from $1,261,200 for the comparable quarter of fiscal 2002.  Cost of contract revenues for the current 13-week period included a net reduction in accrued loss on contracts of approximately $160,000, primarily due to changed scope and associated reduction in estimated cost to complete for a large development contract.  Taking this accrual reduction into account, the increase in our cost of contract revenue was higher proportionately than the increase in contract revenue itself because of the terms of the $9.6 million contract entered into in May 2002, which provided us with limited margins on two large subcontracts we issued under that program.  These subcontracts are presently scheduled to be completed in our second fiscal quarter, and therefore, we do not expect this effect to be present in the second half of fiscal 2003. Cost of contract revenues as a percentage of contract revenues increased slightly from 78% in the first quarter of fiscal 2002 to 79% in the first quarter of fiscal 2003 largely because of these subcontract terms.

          Our cost of product sales for the 13-week period ended December 29, 2002 was $606,600, which represented a decrease of $116,000, or approximately 16%, from $722,600 for the 13-week period ended December 30, 2001.  This reduction in cost was not as great as the decrease in volume of products sold during the first quarter of fiscal 2003 as compared to the first quarter of fiscal 2002, partly because of an approximate 7% reduction in margin on Novalog’s products due to price pressure in the current first fiscal quarter versus the first fiscal quarter of last year.  Cost of product sales as a percentage of product sales increased from 82% in the first fiscal quarter of 2002 to 101% in the first fiscal quarter of 2003 due to the decrease in gross margins on the Novalog product sales and the minimum costs of MPD’s contract with its manufacturing supplier that were not fully absorbed by the lower level of MPD sales.

General and Administrative Expense

          General and administrative expense for the 13-week period ended December 29, 2002 was $1,511,400, or 29% of total revenues, as compared to $2,008,500, or 80% of total revenues, for the comparable first 13-week period of fiscal 2002.  This represents a decrease of $497,100, or approximately 25%, in the current 13-week period versus the 13-week period ended December 30, 2001.  Approximately $223,000 of this decrease was realized from reduced corporate infrastructure expenses, with the largest component being the elimination of two senior personnel positions.  Approximately $225,500 of the decrease was a result of the downsizing and integration of support operations of subsidiaries, with the largest components of that decrease being an approximate $91,900 reduction at Novalog and an approximate $90,100 reduction at iNetWorks, both primarily a result of reductions in personnel.

Research and Development Expense

          Our research and development expense for the 13-week period ended December 29, 2002 was $95,100, which represented a decrease of $641,300, or approximately 87%, from $736,400 from the 13-week period ended December 30, 2001.  Research and development expense represented approximately 2% of the our total revenue for the first 13-week period of fiscal 2003, compared to approximately 29% of our total revenue for the first 13-week period of fiscal 2002.  Approximately $311,600 of the decrease in research and development expense was attributable to the license of

MSI’s gyro technology to a third party for automotive applications, which license affected results in the first 13-week period of fiscal 2003, but was not in force during the first 13-week period of fiscal 2002.  Pursuant to that license, the licensee has assumed the burden of further development of the MSI gyro technology for automotive applications. Approximately $237,500 of the decrease in research and development expense was the result of the shift of resources at ATD from the internal development of our Internet router technology to an increased focus on third-party contract-related work, which results in less unreimbursed and accountable research and development expense. We currently intend to continue focusing our efforts and resources more on contract-related work than on internal research and development.  Accordingly, we do not believe that our research and development expense will increase significantly in the near future, either in absolute amount or as a percentage of total revenue.

Interest and Other Expense/Income

          Interest expense for the 13-week period ended December 29, 2002 was $51,500, which represented an increase of $39,900 from $11,600 for the 13-week period ended December 30, 2001.  This increase was primarily due to the use of short-term contract receivables financing for working capital purposes in the 2003 fiscal period that was not used in the first fiscal quarter of 2002. We have been employing such short term receivables financing since the latter half of fiscal 2002 to address our cash flow needs resulting from our negative working capital.

          In the 13-week period ended December 29, 2002, other expense of $5,800 was incurred due to losses on disposal of equipment.  No comparable expense was incurred in the 13-week period ended December 30, 2001.

          The interest component of interest and other income for the 13-week period ended December 29, 2002 was $100, a decrease of $2,900 from $3,000 received in the 13-week period ended December 30, 2001.  This decrease resulted from the liquidation of Novalog’s $400,000 certificate of deposit in the current year period.  This decrease was offset in the current year period by a non-recurring refund of excess taxes in the amount of $4,600.  No comparable refund was received in the period ended December 30, 2001.

Liquidity and Capital Resources

          At December 29, 2002, we had consolidated cash and cash equivalents of $1,163,500, which represents an increase of $467,200 from $696,300 as of September 29, 2002, with the increase largely the result of an approximate $1 million equity financing completed in the first fiscal quarter which more than offset uses of cash due to our net loss and repayments of debt. This financing, when combined with the higher revenues and associated cash receipts in the first quarter of fiscal 2003, as compared to the first quarter of fiscal 2002, allowed us to both increase our inventory to support future revenues by $116,000 and simultaneously decrease our accounts payable and accrued expenses by $129,300 with minimal depletion of our accounts receivable.  This contrasted with the first quarter of fiscal 2002 in which timing of large receipts on government contracts produced significant infusions of cash, but also produced reduction in our accounts receivable of approximately $1.25 million since our funded backlog at that time did not support the level of business necessary to replenish our receivables at the same rate as they were being collected.  In addition, rather than adding to our inventory to support future revenue growth, in the first fiscal quarter of 2002 we decreased our inventory by $307,500.  Although the specific deployment of the cash resources resulting from these occurrences in the first fiscal quarter of 2002 resulted in a short-term reduction in our accounts payable and accrued expenses of $672,800, this effect was temporary as our losses for the balance of fiscal 2002 caused our negative working capital to increase, ultimately requiring a stretch out of our payables that contributed to an $849,100 increase in accounts payable and accrued expenses over the full course of fiscal 2002. In the 13-week period ended December 29, 2002, as a result of the fundamental improvement in operating results stemming from increased revenues and the corresponding improved absorption of indirect expenses, combined with reductions in personnel and internally funded research and development, the net cash used in operating activities was reduced to $177,500 versus $604,700 in the 13-week period ended December 30, 2001.

          We provided $213,200 of cash from investing activities during the first quarter of fiscal 2003, with the largest component of that provision being the $400,000 proceeds resulting from the cancellation of Novalog’s line of credit and the liquidation of the corresponding certificate of deposit that had been used for collateral against that line.  We took this action to reduce our net interest expenses. This cash provision was partially offset by $44,400 invested in patents and $142,400 invested in capital facilities and equipment.  These investments in capital facilities and equipment included approximately $63,500 in specialized design software and $35,000 of additional construction in progress for facilities, both to support the increase funded contract activity of ATD. At December 29, 2002, all of our construction in progress related to ATD’s business, although some of it has been underway since fiscal 2001 in contemplation of possible early requirements to also provide ATD support to the iNetWorks router development.  Absent financing of that router development, the completion of these construction projects has been stretched out to conserve financial resources.  However, with the growth experienced by ATD in fiscal 2002 and contemplated in fiscal 2003, it is anticipated that most of these facility construction projects will be completed and placed into service in fiscal 2003.  Except for lease agreements for the acquisition of capital equipment, the Company had no other material capital commitments as of December 29, 2002.

          During the first quarter of fiscal 2003, we generated net cash of $431,500 from financing activities.  Cash provided by financing activities included $1,046,100 from the sale of Series E preferred stock less $33,000 of expenses accrued and paid during the current 13-week period for a financing completed in the last quarter of fiscal 2002.  These equity financing proceeds were offset by the $400,000 retirement of Novalog’s credit line, the repayment of $150,000 due pursuant to promissory notes and $31,600 of principal payments on capital leases. Other than the $57,400 long term and $89,200 short term obligations of capital leases, these actions completely retired all other debt obligations of the Company.

          As a result of net losses during the first quarter of fiscal 2003, offset by cash provided by financing activities, our consolidated working capital deficit decreased from $1,483,200 at September 29, 2002 to $674,900 at December 29, 2002.  While we believe that our government-funded contract business and stacked-memory business will continue to grow during the remainder of fiscal 2003, it may take several months for us to receive payment for receivables generated by anticipated new contract-related work. Accordingly, we will have to continue to engage in short-term receivables financing arrangements to meet our working capital needs in the interim.  Unless and until our growth meets our expectations, we will continue to have negative working capital and, therefore, will be susceptible to liquidity risks that could disrupt our operations.

          Contracts with government agencies may be suspended or terminated by the government at any time, subject to certain conditions.  Similar termination provisions are typically included in agreements with prime contractors.  We have experienced such termination of our contracts on three occasions in over twenty years of operating history.  We cannot guarantee that we will not experience suspensions or terminations in the future.  Any such termination, if material, could cause a disruption of our revenue stream, adversely affect our results of operations and could result in employee layoffs.  At December 29, 2002, our funded backlog was approximately $2.9 million compared to approximately $1.8 million at September 29, 2002 and $1.6 million at December 30, 2001.

Risk Factors

          Our future operating results are highly uncertain.  Before deciding to invest in Irvine Sensors or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this prospectus, our Annual Report on Form 10-K, and in our other filings with the Commission, including any subsequent reports filed on Forms 10-K, 10-Q and 8-K.  The risks and uncertainties described below are not the only ones that we face.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business and results of operations.  If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed.  In that event, the market price for our common stock could decline and you may lose all or part of your investment.

          We have historically generated substantial losses, which, if continued, could make it difficult to fund our operations or successfully execute our business plan, and could adversely affect our stock price. We experienced net losses of approximately $0.7 million for the 13-week fiscal quarter ended December 29, 2002, $6.0 million for the fiscal year ended September 29, 2002, $14.6 million for the year ended September 30, 2001 and $15 million for the year ended October 1, 2000.  In recent years, much of our losses were incurred as a result of our significant investments in our development stage operating subsidiaries.  While we have significantly reduced our investment in subsidiaries and correspondingly have reduced our losses, we cannot assure you that we will be able to achieve or sustain profitability on a quarterly or annual basis in the future.  In addition, because a large portion of our expenses are fixed, we generally are unable to reduce expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues.  As a result, we may continue to experience net losses, which will make it difficult to fund our operations and achieve our business plan, and could cause the market price of our common stock to decline.

          We may need to raise additional capital in the future, and additional funds may not be available on terms that are acceptable to us, or at all.  We have generated significant net losses in recent periods, and experienced negative cash flows from operations in the amount of approximately $0.2 million for the 13-week fiscal quarter ended December 29, 2002, approximately $1.4 million for the fiscal year ended September 29, 2002 and approximately $10.2 million for the year ended September 30, 2001. To offset the financial effects of these negative cash flows, we sold approximately 2.5 million shares of our common stock in various financing transactions in fiscal years 2002, 2001 and 2000, raising aggregate net proceeds of approximately $25.2 million. In the fiscal quarter ended December 29, 2002, we sold preferred stock convertible into between 800,000 and approximately 1.4 million shares of our common stock for net proceeds of approximately $1 million.  At December 29, 2002, we had consolidated negative working capital of approximately $675,000.  We cannot guarantee that we will be able to generate sufficient funds from our operations to meet our immediate working capital needs.  In addition, our current growth plans require certain equipment, facility and product development expenditures that cannot be funded from cash generated from operations unless and until our current liabilities are substantially retired.  Accordingly, we anticipate that we may need to raise additional capital to fund our aggregate requirements although the nature, timing and amount of that need is not immediately determinable.  We cannot assure you that any additional capital may be available on a timely basis, on acceptable terms, or at all. If we are not able to obtain additional capital, our business, financial condition and results of operations will be materially adversely affected.

          We anticipate that our capital requirements will depend on many factors, including:

•	our ability to procure additional government research and development contracts;

•	our ability to control costs;

•	our ability to commercialize our technologies and achieve broad market acceptance for such technologies;

•	the timing of payments and reimbursements from government and other contracts;

•	research and development funding requirements and required investments in our subsidiaries;

•	increased sales and marketing expenses;

•	technological advancements and competitors’ response to our products;

•	capital improvements to new and existing facilities;

•	our relationships with customers and suppliers; and

•	general economic conditions including the effects of the current economic slowdown and international conflicts.

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

          Our stock price could decline because of the potentially dilutive effect of our recent financing. In December 2002, we issued $1,200,000 of Series E convertible preferred stock to an institutional investor.  Because of our current stock price and the conversion provisions of the convertible preferred stock, we could issue between 800,000 and 1,411,765 shares of our common stock to this investor upon conversion, which could further reduce our stock price and result in substantial dilution of your investment.  Additionally, we have issued this investor a warrant to purchase up to an additional 250,000 shares of our common stock at a discounted weighted average trading price upon conversion of the convertible preferred stock, which could further adversely affect our stock price and contribute to dilution in your investment.  Under no circumstances could the aggregate number of shares issuable upon conversion of the Series E convertible preferred stock and exercise of the warrants exceed 19.99% of the common shares outstanding after such conversion and exercise.

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

          Our common stock may be delisted from the Nasdaq SmallCap Market if our stock price declines further or if we cannot maintain Nasdaq’s minimum net worth listing requirements. In such case, the market for your shares may be limited, and it may be difficult for you to sell your shares at an acceptable price, if at all.   Our common stock is currently listed on the Nasdaq SmallCap Market.  Among other requirements, to maintain this listing, our common stock must continue to trade above $1.00 per share.  In July 2001, our stock had failed to meet this criterion for over 30 consecutive trading days.  Therefore, in accordance with Marketplace Rule 4310(c)(8)(B), we were notified by

Nasdaq that we had 90 calendar days or until October 2001 to regain compliance with this Rule by reestablishing a sales price of $1.00 per share or greater for ten consecutive trading days.  To regain compliance, we sought and received approval from our stockholders to effectuate a 1-for-20 reverse split of our common stock that became effective in September 2001, resulting in recompliance by the Nasdaq deadline.  However, subsequent to the reverse split, our stock has, at various times, traded close to or below the $1.00 per share minimum standard, and we cannot assure you that the sales price will continue to meet Nasdaq minimum standards.  At January 29, 2003, the closing sales price of our common stock was $1.39 per share.

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

          We are defendants in a class-action stockholders lawsuit, an unfavorable outcome of which could harm our ability to continue our operations, and the defense of which is also substantially increasing our on-going operating expenses.  We have been sued by certain stockholders who allege that we made false and misleading statements about the prospects of our Silicon Film subsidiary during the period January 6, 2000 to September 15, 2001, inclusive.  The complaint asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission Rule 10b-5, and seeks damages of an unspecified amount.    We believe that the class action is without merit and have retained counsel to vigorously defend against the lawsuit.  We filed a motion to dismiss this action in September 2002. This motion is presently scheduled to be heard March 31, 2003, but we cannot predict the outcome of that hearing. Furthermore, the defense of this lawsuit increased our legal expenses by $250,000 in fiscal 2002.  In addition, the outcome of any litigation is inherently uncertain, and we may not be able to satisfy an unfavorable outcome in this litigation, which could cause us to discontinue operations.

          If we are not able to commercialize our technology, we may not be able to increase our revenues or achieve or sustain profitability. Since commencing operations, we have developed technology, principally under government research contracts, for various defense-based applications.  Contract research and development accounted for approximately 69% of our total revenues for the year ended September 29, 2002 and approximately 88% of our total revenues for the fiscal quarter ended December 29, 2002.  However, since our margins on government contracts are generally limited, and our revenues from such contracts are tied to government budget cycles and influenced by numerous political and economic factors beyond our control, and are subject to our ability to win additional contracts, our long-term prospects of realizing significant returns from our technology will likely also require penetration of commercial markets. In prior years, we have made significant investments to commercialize our technologies without significant success. These efforts included the purchase and later shut down of the IBM cubing line, the formation of the Novalog, MSI, Silicon Film, RedHawk and iNetWorks subsidiaries and the development of various stacked-memory products intended for military, aerospace and commercial markets.  While these changes have developed new revenue sources, they have not yet resulted in consolidated profitability to date, and a majority of our total revenues for the year ended September 29, 2002 and the fiscal quarter ended December 29, 2002 were still generated from contract research and development.  Only our Novalog subsidiary has experienced periods of profitability, and that subsidiary is not currently profitable due to the decline in the sales of Palm PDAs, the largest end use application of Novalog’s products.  We cannot assure you that any of our present or contemplated future products will achieve broad market acceptance in commercial marketplaces, and if they do not, our business, results of operations and financial condition will be materially and adversely affected.

          Our government-funded research and development business depends on a limited number of customers, and if any of these customers terminate or reduce their contracts with us, or if we cannot obtain additional government contracts in the future, our revenues will decline and our results of operations will be adversely affected.  In the fiscal year ended September 29, 2002, all of our revenues from government agencies were derived from three governmental agencies, the U.S. Navy, the U.S. Air Force and the U.S. Army. The Air Force accounted for approximately 5% of our total revenues in fiscal 2002, but the U.S. Army and the U.S. Navy accounted for approximately 46% and 16%, respectively, of our total revenues. In addition, approximately 1% of our total revenues in fiscal 2002 was derived from a limited number of prime government contractors. Although we ultimately plan to shift our focus to include the commercialization of our technology, we expect to continue to be dependent upon research and development contracts with federal agencies and their contractors for a substantial portion of our revenues for the foreseeable future. This dependency on a few contract sources increases the risks of disruption in this area of our business that could adversely affect our consolidated revenues and results of operations.

          Because we currently depend on government contracts and subcontracts, we face additional risks related to contracting with the federal government, including federal budget issues and fixed price contracts.  General political and economic conditions, which cannot be accurately predicted, directly and indirectly may affect the quantity and allocation of expenditures by federal agencies.  Even the timing of incremental funding commitments to existing, but partially funded, contracts can be affected by these factors.  Therefore, cutbacks or re-allocations in the federal budget could have a material adverse impact on our results of operations as long as research and development contracts remain an important element of our business.  Obtaining government contracts may also involve long purchase and payment cycles, competitive bidding, qualification requirements, delays or changes in funding, budgetary constraints, political agendas, extensive specification development and price negotiations and milestone requirements.  Each government agency also maintains its own rules and regulations with which we must comply and which can vary significantly among agencies.  Governmental agencies also often retain some portion of fees payable upon completion of a project and collection of these fees may be delayed for several months or even years, in some instances.  In addition, an increasing number of our government contracts are fixed price contracts which may prevent us from recovering costs incurred in excess of its budgeted costs.  Fixed price contracts require us to estimate the total project cost based on preliminary projections of the project’s requirements.  The financial viability of any given project depends in large part on our ability to estimate such costs accurately and complete the project on a timely basis.  In the fiscal year ended September 29, 2002, we completed fixed-price contracts with an aggregate value of $1,969,900.  We experienced approximately $307,800 in overruns on those contracts, representing approximately 16% of the aggregate funded amount.  While those overruns were largely discretionary in nature, we may not be able to achieve or improve upon this performance in the future since each contract has its own unique technical and schedule risks.  In the event our actual costs exceed the fixed contractual cost, we will not be able to recover the excess costs.  Some of our government contracts are also subject to termination or renegotiation at the convenience of the government, which could result in a large decline in revenue in any given quarter.  Although government contracts have provisions providing for the reimbursement of costs associated with termination, the termination of a material contract at a time when our Company’s funded backlog does not permit redeployment of our staff could result in reductions of employees.  In April 1999, we experienced the termination of one of our contracts, but this termination did not result in the non-recovery of costs or layoff of employees.  We also have had to reduce our staff from time-to-time because of fluctuations in our funded government contract base. In addition, the timing of payments from government contracts is also subject to significant fluctuation and potential delay, depending on the government agency involved.  Any such delay could result in a temporary shortage in our working capital.  Since nearly 70% of our total revenues in the year ended September 29, 2002 and nearly 90% of our total revenues in the 13-week period ended December 29, 2002 were derived directly or indirectly from government contractors, these risks can significantly affect our business, results of operations and financial condition.

          If the United States engages in significant military operations in Iraq or elsewhere, the funding requirements of those operations may require diversions of research and development funding, thereby causing disruptions to our contracts.  In the near term, an unusual risk may emerge related to the funding of possible U.S. military operations in Iraq or elsewhere.  Since operations of such potential magnitude are not included in current U.S. defense budgets, supplemental legislative funding actions would be required to finance such operations.  If such legislation action is not promptly effectuated to satisfy such a requirement, other defense funding sources may be temporarily diverted pending such legislative action. Such diversion could produce interruptions in funding or delays in receipt of our research and development contracts, causing disruptions and adverse effects to our operations.

          Significant sales of our common stock in the public market will cause our stock price to fall.  As of December 29, 2002, we had approximately 7.6 million shares of common stock outstanding, of which approximately 6.6 million shares were freely tradable, other than restrictions imposed upon our affiliates. The average daily trading volume of our shares in December 2002 was only approximately 91,800 shares.  The freely tradable shares are significantly greater in number than the daily average trading volume of our shares.  If the holders of the freely tradable shares were to sell a significant amount of our common stock in the public market, the market price of our common stock would likely be significantly adversely affected.

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

          We also depend on a limited number of non-government customers. The loss of any such customer could seriously impact our consolidated revenues and harm our business.  Our existing product sales have largely been derived from our Novalog subsidiary, which is heavily dependent upon sales to a limited number of original equipment manufacturers, four of which, Flextronics, MSL, Interlogix and Inventec Electronics, accounted for approximately 15%, 8%, 8%, and 7%, respectively, of our product sales in fiscal 2002.  Three of these four OEMs are suppliers to Palm Computing.  A majority of Novalog’s product sales in fiscal 2000, fiscal 2001, fiscal 2002 and the first 13-week period of fiscal 2003 were derived from sales for use in Palm’s products.  As such, the decline in Palm’s business beginning in  fiscal 2001 was a primary cause of the 29% decline in Novalog’s sales for that period and the approximately 54% decline in Novalog’s sales for fiscal 2002 as compared to fiscal 2001.  Novalog has had to significantly downsize its operations to reflect this decline in business of its primary customer. The planned business models of our MicroSensors and iNetWorks subsidiaries have similar expected dependencies on a limited number of OEM customers.

Disruption of any of these relationships could materially and adversely affect our consolidated revenues and results of operations.

          If we are not able to obtain market acceptance of our new products, our revenues and results of operations will be adversely affected. We focus on markets that are emerging in nature.  Market reaction to new products in these circumstances can be difficult to predict.  Many of our planned products incorporate our chip stacking technologies that have not yet achieved broad market acceptance.  We cannot assure you that our present or future products will achieve market acceptance on a sustained basis.  In addition, due to our historical focus on research and development, we have a limited history of competing in the intensely competitive commercial electronics industry.  As such, we cannot assure you that we will be able to successfully develop, manufacture and market additional commercial product lines or that such product lines will be accepted in the commercial marketplace.  If we are not successful, our ability to generate revenues and our business, financial condition and results of operations will be adversely affected.

          If we are not able to adequately protect or enforce our patent or other intellectual property rights, our ability to compete in our target markets could be materially and adversely affected.  We believe that our success, and that of our subsidiaries, will depend, in part, on the strength of our existing patent protection and the additional patent protection that we and our subsidiaries may acquire in the future.  As of December 29, 2002, Irvine Sensors held 44 U.S. patents in force and 16 foreign patents and had other patent applications pending before the U.S. Patent and Trademark Office as well as various foreign jurisdictions.  It is possible that any existing patents or future patents, if any, could be challenged, invalidated or circumvented, and any right granted under these patents may not provide us with meaningful protection from competition.  Despite our precautions, it may be possible for a third party to copy or otherwise obtain and use our products, services or technology without authorization, to develop similar technology independently or to design around our patents.  In addition we treat technical data as confidential and generally rely on internal nondisclosure safeguards, including confidentiality agreements with employees, and on laws protecting trade secrets, to protect proprietary information.  We cannot assure you that these measures will adequately protect the confidentiality of our proprietary information or that others will not independently develop products or technology that are equivalent or superior to ours.

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

          We do not have guaranteed long-term supply relationships with any of our contract manufacturers which could make it difficult to fulfill our backlog in any given quarter and could reduce our revenues in future periods.  We extensively rely on contract manufacturers but do not maintain long-term supply agreements with any of our contract manufacturers or other suppliers.  Accordingly, because our contract manufacturers allocate their manufacturing resources in periods of high demand, we face several significant risks, including a lack of adequate supply, potential product shortages and higher prices and limited control over delivery schedules, quality assurance and control, manufacturing yields and production costs.  We cannot assure you that we will be able to satisfy our manufacturing needs in the future.  Failure to do so will have a material adverse impact on our operations and the amount of products we can ship in any period.

          If we cannot adapt to unforeseen technological advances, we may not be able to successfully compete with our competitors. We operate in industries characterized by rapid and continuing technological development and advancements.  Accordingly, we anticipate that we will be required to devote substantial resources to improve already technologically complex products.  Many companies in these industries devote considerably greater resources to research and development than we do.  Developments by any of these companies could have a materially adverse effect on us if we are not able to keep up with the same developments. Our future success will depend on our ability to successfully adapt to any new technological advances in a timely manner, or at all.

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

          Our stock price has been subject to significant volatility. You may not be able to sell your shares of common stock at or above the price you paid for them.  The trading price of our common stock has been subject to wide fluctuations in the past.  Since January 2000, our common stock has traded at prices as low as $0.75 per share and as high as $375.00 per share (after giving effect to the 1-for-20 reverse stock split in September 2001).  We may not be able to increase or sustain the current market price of our common stock in the future.  As such, you may not be able to resell your shares of common stock at or above the price you paid for them.  The market price of the common stock could continue to fluctuate in the future in response to various factors, including, but not limited to:

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

          None.

Item 4.    Controls and Procedures

          (a)          Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of a date within 90 days of the filing date of this Form 10-Q, our principal executive officer and principal financial officer have concluded that Irvine Sensors’ disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by Irvine Sensors in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

          (b)          Changes in Internal Controls. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date that our principal executive officer and principal financial officer carried out their evaluation.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

          Irvine Sensors was named as a defendant in a lawsuit entitled Irvine Oaks Realty v. Silicon Film Technologies, Inc., et al.  Irvine Oaks Realty claimed that Irvine Sensors was liable for past and future lost rents of Silicon Film’s previous tenancy, as a guarantor of Silicon Film’s lease with Irvine Oaks, in the amount of at least $250,000.  We asserted that we had complied with applicable exclusion clauses in the guarantee, and therefore were not liable for any damages.  In September 2002, we entered into a settlement agreement with the plaintiff in this lawsuit for a monetary amount within the amount we had previously reserved, and in October 2002, the lawsuit was dismissed.

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

          There has been no discovery to date and no trial has yet been scheduled. We believe that we have meritorious defenses to the consolidated action and intend to defend it vigorously. We have filed a motion to dismiss the consolidated action that is presently scheduled to be heard by the Court on March 31, 2003.  If we do not obtain a favorable resolution of the claims set forth in the action, such an outcome could have a material adverse effect on our business, results of operations and financial condition.

Item 2.  Changes in Securities and Use of Proceeds

          In December 2002, we issued 88,671 shares of our unregistered common stock to our litigation counsel, an accredited investor, pursuant to a payment agreement for settlement of $130,000 payable to such counsel for past services rendered. We believe the issuance of the shares was exempt from registration under the Act pursuant to the private placement exemption available under Section 4(2) of the Act.

          In December 2002, we also issued 10,000 shares of our unregistered Series E preferred stock, convertible into between 800,000 and 1,411,765 shares of our common stock based on a discount from the weighted average trading price of the Company’s common stock for the five consecutive trading days immediately preceding the conversion date(s). In connection with this financing, we also issued a three-year warrant to purchase shares of the Company’s common stock at $2.04 per share, with the amount of such shares purchasable being between 80,276 and 250,000 depending on the number of shares issued pursuant to conversion of the Series E preferred stock. Under no circumstances could the aggregate number of shares issuable upon conversion of the Series E convertible preferred stock and exercise of the warrants exceed 19.99% of the common shares outstanding after such conversion and exercise. The issuance of the Series E preferred stock and the associated warrant was to one accredited, institutional investor. In connection with the offering, we paid cash commissions of $120,000 to finders and reduced the exercise price of warrants to purchase

200,000 shares of common stock held by one finder from $2.34 per share to $1.00 per share and the exercise price of warrants to purchase 23,000 shares of common stock held by another finder from $1.52 per share to $1.00 per share. We believe the issuance of these securities was exempt from registration under the Act pursuant to the private placement exemption available under Section 4(2) of the Act.

          In December 2002, we also reduced the exercise price of warrants to purchase 210,000 shares of common stock issued in May 2002 to two accredited, institutional investors as part of an offering of common stock units. The exercise price of each warrant was reduced from $2.34 per share to $1.34 per share.  Other terms of the warrants remained unchanged.  The Company repriced the warrants in exchange for the waiver of potential liquidated damages payable due under registration rights provisions of the May 2002 offering.   (See Note 2).

Item 5. Other

          We have scheduled our annual meeting of stockholders for March 4, 2003 (the “2003 Annual Meeting”) and have set January 10, 2003 as the record date for determining stockholders entitled to notice of and to vote at this meeting.  The date of the 2003 Annual Meeting is more than thirty days in advance of the date of our annual meeting of stockholders in 2002 (the “2002 Annual Meeting”).  The deadlines for submission and acceptance of shareholder proposals for the 2003 Annual Meeting remain as published in the proxy statement filed with the Securities and Exchange Commission and mailed to our stockholders in connection with the 2002 Annual Meeting.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits.

99.1	Periodic Report Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

None.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRVINE SENSORS CORPORATION

(Registrant)

Date: February 11, 2003	By:	/s/ JOHN J. STUART, JR.

John J. Stuart, Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Robert G. Richards, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Irvine Sensors Corporation;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this periodic report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 11, 2003

/s/ ROBERT G. RICHARDS

Robert G. Richards,
Chief Executive Officer
(Principal Executive Officer)

I, John J. Stuart, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Irvine Sensors Corporation;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 11, 2003

/s/ JOHN J. STUART, JR.

John J. Stuart, Jr.,
Chief Financial Officer
(Principal Financial and
Chief Accounting Officer)

EXHIBIT INDEX

99.1	Periodic Report Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.