Form 10-Q
period 2003-03-30
IRVINE SENSORS CORP/DE/
filed 2003-05-06
CIK 357108

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 30, 2003

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

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

Yes  ☐    No  ☑

As of March 30, 2003, there were 8,496,500 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

IRVINE SENSORS CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 30, 2003	September 29, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$601,800	$696,300
Restricted cash	35,400	435,200
Accounts receivable, net of allowances of $68,000 and $76,300, respectively	1,429,600	2,586,400
Inventory, net	1,055,900	938,000
Other current assets	84,000	100,600

Total current assets	3,206,700	4,756,500

Equipment, furniture and fixtures, net	4,754,100	4,959,200
Patents and trademarks, net	657,400	580,600
Deposits	101,600	98,450

	$8,719,800	$10,394,750

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,461,300	$3,880,100
Accrued expenses	1,056,900	1,205,400
Accrued loss on contracts	263,800	444,200
Customer advances	56,400	43,100
Line of credit	—	400,000
Short term notes payable	—	150,000
Capital lease obligations—current portion	55,900	116,900

Total current liabilities	4,894,300	6,239,700
Capital lease obligations, less current portion	47,200	61,300
Minority interest in consolidated subsidiaries	437,500	467,200

Total liabilities	5,379,000	6,768,200

Commitments and contingencies (Note 10)	—	—

Stockholders’ Equity:
Preferred stock, $0.01 par value, 500,000 shares authorized;
Series B convertible cumulative preferred stock, 0 and 4,300 shares outstanding	—	25
Series C convertible cumulative preferred stock, 0 and 2,300 shares outstanding	—	25
Series E convertible preferred stock, 9,167 and 0 shares outstanding; aggregate liquidation preference of $1,100,000	100	—
Common stock, $0.01 par value, 80,000,000 shares authorized; 8,496,500 and 7,027,900 shares issued and outstanding	85,000	70,300
Common stock warrants and unit warrants; 1,719,800 and 1,094,800 warrants outstanding	—	—
Unamortized employee stock bonus plan contribution	(183,500)	—
Paid-in capital	105,682,900	102,158,200
Accumulated deficit	(102,243,700)	(98,602,000)

Total stockholders’ equity	3,340,800	3,626,550

	$8,719,800	$10,394,750

See Accompanying Condensed Notes to Consolidated Financial Statements.

IRVINE SENSORS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	March 30, 2003	March 31, 2002	March 30, 2003	March 31, 2002

Revenues:
Contract research and development revenue	$1,620,300	$1,121,600	$6,200,900	$2,742,800
Product sales	848,200	1,179,500	1,447,500	2,050,200
Other revenue	19,000	—	36,100	5,600

Total revenues	2,487,500	2,301,100	7,684,500	4,798,600

Cost and expenses:
Cost of contract revenue	1,506,700	784,800	5,128,000	2,046,000
Cost of product sales	753,800	975,700	1,360,400	1,698,300
General and administrative expense	1,535,700	1,677,500	3,047,100	3,686,000
Research and development expense	644,100	336,000	739,200	1,072,400

	4,440,300	3,774,000	10,274,700	8,502,700

Loss from operations	(1,952,800)	(1,472,900)	(2,590,200)	(3,704,100)
Interest expense	(66,400)	(17,200)	(117,900)	(28,800)
Other expense	—	—	(5,800)	—
Interest and other income	—	3,800	4,700	6,800

Loss before minority interest and provision for income taxes	(2,019,200)	(1,486,300)	(2,709,200)	(3,726,100)
Minority interest in loss of subsidiaries	(4,300)	35,200	1,900	70,400
Provision for income taxes	(4,200)	(15,200)	(14,100)	(20,000)

Net loss	$(2,027,700)	$(1,466,300)	$(2,721,400)	$(3,675,700)

Basic and diluted net loss per common share (Note 5)	$(0.28)	$(0.28)	$(0.49)	$(0.75)

Weighted average number of common shares outstanding	7,614,700	5,319,600	7,410,600	4,911,300

See Accompanying Condensed Notes to Consolidated Financial Statements.

IRVINE SENSORS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	26 Weeks Ended
	March 30, 2003	March 31, 2002
Cash flows from operating activities:
Net loss	$(2,721,400)	$(3,675,700)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	693,400	688,600
Non-cash compensation	56,200	6,700
Accrued interest on marketable securities	(200)	(300)
Loss on disposal of equipment	6,100	—
Amortization of stock bonus plan contribution	336,500	353,300
Minority interest in net loss of subsidiaries	(1,900)	(70,400)
Common stock issued to pay operating expenses	189,700	333,900
Decrease in accounts receivable	1,156,800	1,040,900
Decrease in employee advances	—	31,900
Increase in inventory	(117,900)	(277,400)
Decrease (increase) in other current assets	16,600	(15,000)
Increase in deposits	(3,100)	—
(Decrease) increase in accounts payable and accrued expenses	(550,100)	263,600
Decrease in accrued loss on contracts	(180,400)	(148,900)
Increase (decrease) in customer advances	13,300	(96,900)

Total adjustments	1,615,000	2,110,000

Net cash used in operating activities	(1,106,400)	(1,565,700)

Cash flows from investing activities:
Increase in restricted cash	—	(34,900)
Capital facilities and equipment expenditures	(458,900)	(335,600)
Acquisition of patents	(112,300)	(68,700)
Proceeds from liquidation of certificate of deposit	400,000	156,900

Net cash used in investing activities	(171,200)	(282,300)

Cash flows from financing activities:
Net proceeds from issuance of common or preferred stock and common stock warrants	1,791,000	1,677,100
Proceeds from options and warrants exercised	17,200	—
Proceeds from line of credit	—	348,900
Payments on line of credit	(400,000)	(250,000)
Proceeds from notes payable	—	100,000
Principal payments of notes payable	(150,000)	—
Principal payments of capital leases	(75,100)	(123,100)

Net cash provided by financing activities	1,183,100	1,752,900

Net decrease in cash and cash equivalents	(94,500)	(95,100)
Cash and cash equivalents at beginning of period	696,300	380,200

Cash and cash equivalents at end of period	$601,800	$285,100

Supplemental cash flow information:
Cash paid for interest	$105,500	$28,800

Noncash investing and financing activities:
Imputed dividend on Series E convertible preferred stock issued	$920,300	$—
Common stock issued to retire subsidiary stock	27,800	—
Equipment financed with capital leases	—	2,500

See Accompanying Condensed Notes to Consolidated Financial Statements.

IRVINE SENSORS CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—General

The information contained in the following Condensed Notes to Consolidated Financial Statements is condensed from that which would appear in the annual consolidated financial statements for Irvine Sensors Corporation and its subsidiaries (the “Company”). The accompanying unaudited condensed consolidated financial statements do not include certain footnotes and other financial presentations normally required under generally accepted accounting principles. Accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Annual Report on Form 10-K of the Company for the fiscal year ended September 29, 2002 (“fiscal 2002”). It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

The consolidated financial information as of March 30, 2003 and March 31, 2002 included herein is unaudited but includes all normal recurring adjustments which, in the opinion of management of the Company, are necessary to present fairly the consolidated financial position of the Company at March 30, 2003, the results of its operations for the 26-week periods ended March 30, 2003 and March 31, 2002, and its cash flows for the 26-week periods ended March 30, 2003 and March 31, 2002.

Summary of Significant Accounting Policies

Company Operations.    The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company generated net losses of $6,037,500 and $2,721,400 in fiscal 2002 and the first 26 weeks of the fiscal year ending September 28, 2003 (“fiscal 2003”), respectively. In addition, the Company had total stockholders’ equity of $3,340,800 and a working capital deficit of $1,687,600 at March 30, 2003. These factors, among others, pose risks to the Company’s ability to continue as a going concern. However, as mitigation to these risks, the Company has historically relied on equity financing to fund its operations and has recently demonstrated access to equity capital, even during periods of depressed market activity, including a $1,000,000 equity placement closed in April 2003 (See Note 13). Management believes, but cannot assure, that the Company will be able to raise additional working capital, if required to fund its operations for at least the next twelve months. Furthermore, the Company has recently received several new government contract awards that management believes, but cannot guarantee, will contribute to improvements in the Company’s operating results during the second half of fiscal 2003 (See Note 13). In addition, expenses in subsidiaries, which has historically been a significant source of consolidated net operating losses in prior periods, have been sharply curtailed, and the Company plans to seek further expense reduction through the reorganization of the Company’s operations to allow subsidiaries to more effectively utilize technical and administrative support resources throughout the Company. (See Part I, Item 2. Risk Factors).

Consolidation.    The consolidated financial statements include the accounts of Irvine Sensors Corporation (“ISC”) and its subsidiaries, Novalog, Inc., MicroSensors, Inc. (“MSI”), RedHawk Vision, Inc., iNetWorks Corporation, 3D Microelectronics, Inc. and 3D Microsystems, Inc. All significant intercompany transactions and accounts have been eliminated in the consolidation.

Fiscal Periods.    The Company’s fiscal year ends on the Sunday nearest September 30. Fiscal 2002 (52 weeks) ended on September 29, 2002, and fiscal 2003 (52 weeks) will end on September 28,

2003. In similar manner, the Company’s second fiscal quarter and first 26 weeks of fiscal 2003 ended on March 30, 2003, and its third fiscal quarter of fiscal 2003 will end on June 29, 2003.

Use of Estimates.    The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The Company believes its estimates of inventory reserves and estimated costs to complete on contracts to be the most sensitive estimates impacting financial position and results of operations in the near term.

Revenues.    The Company’s consolidated revenues during the first 26 weeks of fiscal 2003 were primarily derived from contracts to develop prototypes and provide research, development, design, testing and evaluation of complex detection and control defense systems. The Company’s research and development contracts are usually cost plus fixed fee (best effort) or fixed price, and revenues are recognized as costs are incurred and include applicable fees or profits primarily in the proportion that costs incurred bear to estimated final costs. The Company provides for anticipated losses on contracts by a charge to income during the period in which a loss is first identified. The accrual for contract losses is adjusted quarterly based on the review of outstanding contracts. Upon closure of the contracts, any associated accrual of anticipated loss is discharged accordingly. Costs in excess of billings under government contracts are accounted for as unbilled accounts receivable. Unbilled accounts receivable are stated at estimated realizable value.

United States government contract costs, including indirect costs, are subject to audit and adjustment by negotiations between the Company and government representatives. Indirect contract costs have been agreed upon through fiscal 2000. Contract revenues have been recorded in amounts that are expected to be realized upon final settlement.

The Company also derives revenues from product sales resulting from shipments of Novalog’s infrared chips and modules, MSI’s shipments of readout chips and MPD’s shipments of memory stack products, and the development and manufacture of prototype and sample products for its customers. To date, the Company has not derived material revenues from RedHawk’s software sales. Production orders for memory stacks and Novalog’s and MSI’s products are generally priced in accordance with the Company’s established price list. The Novalog, MSI and RedHawk subsidiaries and MPD are product-oriented business units with sales primarily to OEM manufacturers. Revenues are recorded when products are shipped. Their terms are FOB shipping point. Novalog generally provides a 90-day warranty on its products, but has experienced minimal returns. RedHawk sells a shrink-wrapped software product that has also experienced minimal returns. Products sold by the other product-oriented units have largely been for developmental and qualification use to date and have not been sold under formal warranty terms. None of the product-oriented units offer contractual price protection. Accordingly, the Company does not presently maintain any reserves for returns under warranty or post-shipment price adjustment.

Research and Development Costs.    A major portion of the Company’s operations is comprised of customer-funded research and prototype development or related activities that are recorded as cost of contract revenues. The Company also incurs costs for research and development of new concepts in proprietary products. Such unfunded research and development costs are charged to research and development expense as incurred.

Inventory.    Product inventory is valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) basis. Inventories are reviewed quarterly to determine salability and obsolescence. A reserve is established for slow moving and obsolete product inventory items. In addition, ATD’s marketing of specific government budgets and programs is facilitated by the capitalization of material, labor and overhead costs that are recoverable under government research and development contracts. Due to the uncertain timing of such contract awards, the Company maintains significant reserves for this inventory to avoid overstating its value (See Note 7).

Equipment, Furniture and Fixtures.    The Company capitalizes costs of additions to equipment, furniture and fixtures, together with major renewals and betterments. Some projects require several years to complete and are classified as construction in progress, including expansion of the Company’s clean room facilities and related equipment. In addition, the Company capitalizes overhead costs for all in-house capital projects. Maintenance, repairs, and minor renewals and betterments are charged to expense. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized. Depreciation of equipment, furniture and fixtures is provided over the estimated useful lives of the assets, primarily using the straight-line method. The useful lives are three to seven years. Leasehold improvements are amortized over the terms of the leases.

Accounting for Stock-Based Compensation.    The Company accounts for stock-based employee compensation as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and, effective March 30, 2003, has adopted Statement of Financial Accounting Standards (“SFAS”) 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”) that supercedes Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). SFAS 148 requires pro forma disclosures of net income and net income per share as if the fair value based method of accounting for stock-based awards had been applied for both employee and non-employee grants. It also requires disclosure of option status on a more prominent and frequent basis. Such disclosure for the 26-week period ended March 30, 2003 is presented immediately below. The Company accounts for stock options and warrants issued to non-employees based on the fair value method, but has not elected this treatment for grants to employees. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period.

	No. of Shares	Range of Exercise Prices	Weighted Average Exercise Price
Options outstanding at September 29, 2002	1,459,000	$0.77 to 63.44	$ 3.13
Granted	918,500	1.04 to 1.35	1.22
Exercised	(15,300)	0.86 to 1.16	1.12
Cancelled	(25,000)	0.86 to 59.10	5.80
Expired	(7,400)	27.19 to 30.94	27.32

Options outstanding at March 30, 2003	2,329,800	$0.77 to 63.44	$ 2.41

The exercise prices of the options granted during the 26-week period ended March 30, 2003, as presented above, were equal to the closing price of the Company’s common stock at the date of grant. Additionally, included in the table above is an option to purchase 75,000 shares that was granted to a non-employee consultant during the 26-week period ended March 30, 2003. The fair value of this option, calculated using the Black-Scholes option-pricing model, was $56,200, which has been included in general and administrative expense.

A summary of outstanding options exercisable under the 1991, 1995, 1999, 2000, 2001 and 2003 Qualified and Non-Qualified Plans at March 30, 2003 is shown below.

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price— Outstanding Options	Number Exercisable	Weighted Average Exercise Price— Exercisable Options

$ 0.77– 1.35	2,234,700	9	$ 1.14	1,582,000	$ 1.13
20.00–29.99	64,400	2	25.78	49,600	25.55
30.00–39.99	13,800	1	34.78	13,400	34.72
40.00–63.44	16,900	2	54.85	11,900	54.84

	2,329,800			1,656,900

Pursuant to SFAS 148, the Company is required to disclose the effects on the net loss and per share data as if the Company had elected to use the fair value approach to account for all of its employee stock-based compensation plans. Had the compensation cost for all of the Company’s option plans, including those of its subsidiaries, been determined using the fair value method, the compensation expense would have increased the Company’s net loss for the 26 weeks ended March 30, 2003 and March 31, 2002 as shown below. (See also Note 5 for calculation of net loss attributable to common stockholders.)

	26 weeks ended
	March 30, 2003	March 31, 2002
Actual net loss	$(2,721,400)	$(3,675,700)
Pro forma compensation expense	(509,400)	(586,200)

Pro forma net loss	$(3,230,800)	$(4,261,900)

Actual net loss per share	$(0.49)	$(0.75)

Pro forma net loss per share	$(0.56)	$(0.87)

This pro forma amount was determined estimating the fair value of each option granted during the first 26 weeks of the respective fiscal year on its grant date, using the Black-Scholes option-pricing model. In the 26-week period ended March 30, 2003, assumptions of no dividend yield, risk-free interest rates ranging from 1.98% to 2.10% which approximate the Federal Reserve Board’s rates for treasuries at the time granted, an expected life of three years, and volatility rate of 151.4% were applied. In the 26-week period ended March 31, 2002, the corresponding assumptions were interest rates ranging from 3.62% to 4.14%, an expected life of three years, and volatility rate of 156.0 to 158.1%. There were no option grants by subsidiaries during the 26-week periods ended March 30, 2003 and March 31, 2002. The weighted average fair value for the options granted during the 26-week periods ended March 30, 2003 and March 31, 2002 was $0.99 and $0.89, respectively.

Software Development and Purchased Software.    Software development and purchased software costs are capitalized when technological feasibility and marketability of the related product have been established. The Company amortizes capitalized software costs beginning when the product is available for general release to customers. Annual amortization expense is calculated using the straight-line method over the estimated useful life of the product, not to exceed five years. The Company evaluates the carrying value of unamortized capitalized software costs at each balance sheet date to determine whether any net realizable value adjustments are required.

Long-Lived Assets.    The Company continually monitors events or changes in circumstances that could indicate that the carrying amount of long-lived assets to be held and used, including goodwill and intangible assets, may not be recoverable. The determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. When impairment is indicated for a long-lived asset, the amount of impairment loss is the excess of net book value over fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. At March 30, 2003, management believes no indications of impairment existed.

Sales of Stock by Subsidiaries.    The Company records the sale of stock by a subsidiary as an equity transaction by recording minority interest when the subsidiary is newly formed, in the development stage, has limited operating history or when additional sales of the subsidiary’s stock are expected to fund further development activities. The Company does not record any gains on sales of stock by subsidiaries.

Basic and Diluted Net Loss per Share.    Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that options, warrants and convertible preferred stock are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period (See Note 5).

Statements of Cash Flows.    For the purposes of the Consolidated Statements of Cash Flows, the Company considers all demand deposits and Certificates of Deposit with original maturities of 90 days or less to be cash equivalents.

Fair Value of Financial Instruments.    The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable and payable, other liabilities and debt approximate fair value due to the short-term nature of these items. Short term notes payable approximate fair value due to their floating interest rates.

Reclassifications.    Certain reclassifications have been made to the 2002 fiscal year interim financial statements to conform to the current year presentation.

Note 2—Common Stock and Common Stock Warrants

During the 26-week period ended March 30, 2003, the Company issued an aggregate of 1,468,600 shares of common stock and warrants to purchase 375,000 shares of common stock in various transactions. Of this amount, 765,300 shares and all of the warrants were issued for cash, realizing aggregate gross proceeds of $841,100, 586,800 shares were issued to settle operating expenses of the Company aggregating $766,000, and 116,500 shares were issued pursuant to conversions of preferred stock. These transactions are separately discussed below.

Of the 765,300 shares issued for cash, 15,300 shares were issued as a result of the exercise of options by employees during the 13-week period ended March 30, 2003, realizing gross proceeds of $16,100. The remaining 750,000 shares and all of the warrants were issued to accredited investors in a private placement of common stock units during the 13-week period ended March 30, 2003, generating gross proceeds of $825,000 and net proceeds of $780,000. Each common stock unit consisted of (a) two shares of common stock of the Company, and (b) one three-year warrant to purchase one share of common stock of the Company at an exercise price of $2.00 per share.

The 586,800 shares of common stock issued during the 26-week period ended March 30, 2003, to settle operating expenses of the Company were issued in four non-cash transactions.

The first of these non-cash transactions was the Company’s issuance in December 2002 of 429,803 shares of its common stock to the Company’s retirement plan as a non-cash contribution valued at $537,300. Of this amount, $17,300 was for the settlement of contribution expense accrued, but not paid as of September 29, 2002, and the $520,000 balance represented a contribution for fiscal 2003. Approximately $336,500 of the fiscal 2003 contribution has been expensed through March 30, 2003 with the $183,500 balance of the fiscal 2003 contribution to be amortized and realized during the remaining two quarters of the Company’s fiscal year ending September 28, 2003 (See Note 3).

The second of the non-cash transactions during the 26-week period ended March 30, 2003 was the issuance of an aggregate of 23,300 shares of common stock in December 2002 and January 2003 pursuant to the Company’s 2001 Compensation Plan, for the non-cash cancellation of $37,500 of consulting expense obligations of the Company.

The third of the non-cash transactions during the 26-week period ended March 30, 2003 was the issuance of 88,671 shares of common stock in December 2002 to the Company’s litigation counsel pursuant to a Payment Agreement for settlement of $130,000 payable to such counsel for past services rendered to the Company.

The fourth of the non-cash transactions during the 26-week period ended March 30, 2003 was the issuance of 45,000 shares of the Company’s common stock pursuant to the terms of a Settlement Agreement with a former CEO and director of RedHawk, in consideration for the cancellation of accrued compensation obligations totaling $61,300 and the redemption of the former CEO’s ownership interest in RedHawk, representing approximately 11% of RedHawk’s then outstanding common stock. The fair market value of the shares of the Company’s common stock at the time of issuance was $50,000. As a result of this transaction, RedHawk realized a non-recurring gain of $39,100 related to the discharge of accrued obligations.

All non-cash issuances of common stock were valued based on the closing sales price of the Company’s common stock on the transaction date or the date that the transaction was negotiated.

In January 2003, 16,500 shares of common stock were issued pursuant to the conversion of all outstanding shares of the Company’s Series B and Series C Convertible Cumulative Preferred Stock. In March 2003, 100,000 shares of common stock were issued pursuant to the conversion of 833.33 shares of Series E Convertible Preferred Stock (See Note 4).

In December 2002, the Company reduced the exercise price of warrants to purchase 210,000 shares of common stock that were previously issued to two accredited, institutional investors as part of an offering in May 2002 of 700,000 common stock units. The exercise price of each warrant was reduced from $2.34 per share to $1.34 per share. Other terms of the warrants remained unchanged. The Company repriced the warrants in exchange for the waiver of potential liquidated damages payable commencing November 29, 2002 at the rate of $14,000 per month, attributable to registration rights provisions due upon delays in the registration of the investors’ shares of common stock and common stock shares issuable pursuant to investors’ warrants with the SEC. The repricing constitutes a modification pursuant to SFAS 123. The incremental fair value of the modification, based on the Black-Scholes option model, was calculated to be approximately $12,600. At the time of the repricing, the benefit to be realized from the extension of the liquidated damages provision was unknown. The amount of liquidated damages ultimately avoided, based on the eventual March 2003 effectiveness date of the registration statement, was approximately $50,000. The Company has not recorded any impact to the costs of the offering or stockholders’ equity as a result of this imputed effect.

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

Note 3—Stock Option Plans and Employee Retirement Plan

In December 2002, the Board of Directors adopted the 2003 Stock Incentive Plan (the “2003 Plan”), pursuant to which options to purchase an aggregate of 1,500,000 shares of common stock may be granted to its employees, directors and bona fide consultants. The 2003 Plan was approved and ratified by stockholders at the Company’s 2003 Annual Meeting in March 2003.

In December 2002, the Board of Directors authorized a contribution to the Company’s retirement plan, the Employee Stock Bonus Plan (“ESB Plan”), in the amount of $520,000, which represented a contribution for the fiscal year ending September 28, 2003. The Company’s contribution was based on an estimate of approximately 10% of the Company’s gross salary and wages for fiscal 2003. In addition, the Board of Directors authorized a contribution of $17,300 to the ESB Plan to settle unpaid compensation expense accrued in the fiscal year ended September 29, 2002. In December 2002, the Company issued 429,803 shares of common stock to the ESB Plan to satisfy these contributions. The $183,500 portion of these contributions attributable to the remaining quarters of the fiscal year ending September 28, 2003 has been recorded as a prepaid ESB Plan contribution in equity and will be amortized over the remaining quarters of fiscal 2003. Pursuant to the ESB Plan provision, vesting requirements are met as services are performed and fulfilled at each fiscal year end. If required, the Company may elect to make an additional contribution at year-end to fulfill or increase the planned 10% contribution level.

Note 4—Convertible Preferred Stock

In December 2002, the Company sold 10,000 shares of its non-voting, non-dividend-bearing, non-redeemable Series E Convertible Preferred Stock (the “Series E stock”) at a purchase price of $120 per share, realizing gross proceeds of $1.2 million and net proceeds of approximately $1,046,100. Each share of Series E stock was initially convertible into 100 shares of the Company’s common stock. The conversion is adjustable to 85% of the weighted average trading price of the Company’s common stock for the five consecutive trading days immediately preceding the conversion date(s) (the “conversion formula”), provided, however, that such conversion price shall in no case be greater than $1.50 per common share or less than $0.85 per common share. The Series E stock was therefore initially convertible into between 800,000 and 1,411,765 shares of the Company’s common stock.

The closing sales price of the Company’s stock on the Nasdaq SmallCap Market on the date of this transaction (the “commitment date”) was equal to $2.32 per share. Based upon the conversion formula, the conversion price on such date was $1.73, which exceeded the $1.50 ceiling. Accordingly, on the commitment date, the Series E stock was then convertible into 800,000 shares of common stock. The Subscription Agreement for the Series E stock provides that the holder of the shares can only acquire beneficial ownership of up to 9.99% of the Company’s common stock at any one time upon such conversion. The number of common shares outstanding at March 30, 2003 was 8,496,500.

In connection with this financing, the Company issued a three-year warrant to purchase shares of the Company’s common stock at an exercise price of $2.04 per share, the volume weighted average trading price of the Company’s common stock for the five trading days prior to the commitment date. The maximum number of shares of the Company’s common stock issuable pursuant to the warrant is 250,000, reducible to a minimum of 80,276 depending upon the number of common shares issued pursuant to conversion of the Series E stock. Therefore, on the commitment date, the holder of the warrant was entitled to purchase 250,000 shares of the Company’s common stock at $2.04 per share. Under no circumstance can the maximum amount of the common stock issuable upon conversion of the preferred stock and exercise of the warrant exceed 19.99% of the common shares of the Company then outstanding. The warrants do not become exercisable until 60 days after the date all of the Series E stock has been converted into shares of the Company’s common stock. The fair value of the warrant, calculated using the Black Scholes option pricing model, was $342,500.

At the commitment date, the beneficial conversion amount related to the Series E stock was $842,900. This represented the difference between the $1,856,000 fair value of the 800,000 shares of common stock issuable pursuant to the Series E stock on the commitment date and the $1,013,100 portion of the gross proceeds allocated to the common stock conversion option. The Company has recorded a charge to accumulated deficit and a credit to paid-in capital at the commitment date in the amount of this beneficial conversion feature. When, and if, the Series E stock converts, $1,013,100 will be split between common stock and paid-in capital, while the $186,900 remainder of gross proceeds will be recorded as warrants outstanding on the Company’s balance sheet.

Additionally, if at the conversion date the shares of Series E stock are convertible into more than the 800,000 common shares calculated at the commitment date, then another charge to accumulated deficit, with an offset to paid-in capital, will be recorded for each share issuable in excess of 800,000 shares multiplied by $2.32, the closing sales price of the Company’s common stock at the commitment date. The incremental beneficial conversion feature, if any, is limited to the $1,013,100 amount of the proceeds allocated to the convertible instrument.

In March 2003, 833.33 shares of the Series E stock were converted into 100,000 shares of common stock pursuant to the terms of the Series E stock, reflecting a conversion of 8.33% of the shares of Series E stock outstanding and, accordingly, resulted in $84,400, or 8.33% of the $1,013,100 portion of the proceeds allocated to the common stock conversion option, being split between common stock and paid-in capital at March 30, 2003. In addition, since this pricing at the March 2003 conversion date resulted in the minimum number of common stock shares issuable pursuant to the Series E stock being increased by 33,333 shares, a $77,400 charge to Accumulated Deficit, with an offset to paid-in capital, representing the imputed value of 33,333 shares multiplied by $2.32, rounded for the 26-week period, has been recorded.

The charge to accumulated deficit for the beneficial conversion option of the Series E stock is in effect a non-cash, imputed dividend to the preferred shareholders. The dividends are fully recognized at the commitment date, or conversion dates, as applicable, because the Series E stock is convertible into common stock at the commitment date. The dividend affects the calculation of basic earnings per share and diluted earnings per share (See Note 5).

In January 2003, the Administrative Committee of the Company’s retirement plan elected to convert all of the outstanding shares of the Company’s Series B and Series C Convertible Cumulative Preferred Stock (the “Series B and Series C stock”) into shares of common stock. The Series B and Series C stock was originally issued to the Company’s retirement plan in 1989 and 1990. Each bore a 10% cumulative annual dividend, which under Delaware law may generally be paid only out of (i) retained earnings or (ii) net profit in the current or preceding fiscal year. To the extent that the dividends are not declared and paid in any fiscal year, the obligation carries over to the next fiscal year. Since the Company had not met the requirements to declare the dividends since the issuance of the Series B and Series C stock, an aggregate $159,200 of undeclared dividends had accumulated at September 29, 2002. The shares of Series B and Series C stock were not redeemable, carried a liquidation preference over the common stock of $15.00 and $30.00 per share, respectively, and were convertible at the option of the holder into 2.5 shares of common stock for each share of Series B and Series C Stock. Accordingly, the conversion of the 4,300 shares of Series B stock and 2,300 shares of Series C stock outstanding at January 2003 into common stock resulted in the issuance of 16,500 shares of common stock, the retirement of an aggregate of $132,700 of liquidation preference and the forfeiture of the $159,200 in undeclared cumulative dividends.

Note 5—Loss per Share

Basic and diluted net loss per common share are the same, because the Company had a net loss from continuing operations for the 13-week and 26-week periods ended March 30, 2003 and March 31, 2002. Net loss applicable to common stockholders includes $920,300 for the non-cash imputed dividends related to the beneficial conversion feature on the Series E stock (See Note 4).

Basic and diluted net loss per common share for the 13-week and 26-week periods ended March 30, 2003 and March 31, 2002 were calculated as follows:

	13 Weeks Ended		26 Weeks Ended
	March 30, 2003	March 31, 2002	March 30, 2003	March 31, 2002
	(Unaudited)
Net loss	$(2,027,700)	$(1,466,300)	$(2,721,400)	$(3,675,700)
Imputed dividend on Series E stock issued	(77,400)	—	(920,300)	—

Net loss attributable to common stockholders	$(2,105,100)	$(1,466,300)	$(3,641,700)	$(3,675,700)

Basic and diluted net loss per share	$(0.28)	$(0.28)	$(0.49)	$(0.75)

Weighted average number of common shares outstanding	7,614,700	5,319,600	7,410,600	4,911,300

Excluded from the computation of diluted loss per common share was the maximum number of shares issuable pursuant to outstanding stock options, warrants and convertible preferred stock in the amounts of 4,782,900 and 1,836,800 shares of common stock as of March 30, 2003 and March 31, 2002, respectively, because the Company had a loss from operations for both periods presented and to include the representative share increments would be anti-dilutive.

Note 6—Related Party Transactions

In March 2003, the trust for the Company’s ESB Plan, on behalf of John C. Carson, the Company’s President and Director, purchased 235,454 shares of the Company’s common stock and a warrant to purchase an additional 177,727 shares of the Company’s common stock in the Company’s private placement of common stock units (See Note 2) for an aggregate purchase price of $259,000 or $2.20 per unit. The funds invested were derived from the prior years’ accumulation of retirement plan contributions for the benefit of Mr. Carson’s account. Subsequent to March 30, 2003, the Company sold an additional approximate 769,200 shares of its unregistered common stock to the ESB Plan for the benefit of Mr. Carson for the total purchase price of $1 million, or $1.30 per share. (See Note 13).

Note 7—Inventories, Net

Inventories, net consist of the following:

	March 30, 2003	September 29, 2002
	(Unaudited)
Work in process	$9,490,200	$9,414,100
Finished goods	92,100	50,300

	$9,582,300	9,464,400
Less reserve for obsolete inventory	(8,526,400)	(8,526,400)

	$1,055,900	$938,000

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

Note 8—Line of Credit

At September 29, 2002, the Company’s Novalog subsidiary had a line of bank credit in the maximum amount of $400,000. Borrowings outstanding under the line of credit at September 29, 2002 were $400,000. The line of credit was collateralized by a $400,000 certificate of deposit that was included in restricted cash on the accompanying consolidated balance sheet at September 29, 2002. Advances against the line of credit bore interest at the prime rate. The certificate of deposit was liquidated, and the line of credit was paid off and cancelled in October 2002.

Note 9—Reportable Segments

The Company’s operating segments are distinct business units operating in different industries, except the Corporate Headquarters segment, which spans the activities of the other segments. Historically, each segment has been separately managed, with separate marketing and distribution systems. The Company has recently consolidated those operations for the business units that are similar across various segments to reduce overall expenses. The Company’s seven operating segments presently are ATD, Novalog, Microelectronics Products Division (“MPD”), MSI, RedHawk, iNetWorks and Corporate Headquarters. All operating segments except MSI, iNetWorks and RedHawk meet the criteria for reportable segments disclosure as of March 30, 2003. The Company has included MSI, iNetWorks and RedHawk as reportable operating segments to conform to prior year presentations. ATD derives most of its revenues from research and development contracts funded primarily by governmental agencies. Novalog designs, develops and sells proprietary integrated circuits and related products for use in wireless infrared communications. MPD designs, develops and sells stacked 3D microelectronics for use in a variety of systems applications. MSI develops and sells proprietary micromachined sensors and related electronics. RedHawk develops and sells image processing software. iNetWorks is focused on commercializing Irvine Sensors’ proprietary technology for high-speed telecommunications and Internet routers, including the Company’s SuperRouter. Corporate Headquarters provides accounting, inventory control and management consulting services to the consolidated subsidiaries. Corporate revenue consists of royalties.

The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies described in Note 1 and in the Company’s Annual Report on Form 10-K. Segment profit or loss is based on profit or loss from operations before income taxes and minority interest in profit and loss of subsidiaries.

The following information about the Company’s seven business segments is for the 26-week period ended March 30, 2003:

	ATD	Novalog	MSI	MPD	iNetWorks	RedHawk	Corporate Headquarters	Totals
Revenues from external customers	$6,200,900	$625,100	$240,900	$601,200	$—	$12,400	$4,000	$7,684,500
Segment net inventory	691,600	231,000	100	133,200	—	—	—	1,055,900
Interest and other income	—	4,600	—	—	—	—	100	4,700
Interest expense	10,500	18,600	1,000	2,600	—	—	85,200	117,900
Depreciation and amortization	418,500	29,400	82,200	42,300	200	9,700	111,100	693,400
Segment operating income (loss)	(1,787,400)	(151,300)	(31,500)	(745,600)	(25,500)	22,000	10,100	(2,709,200)
Changes to segment inventory reserve	—	—	—	—	—	—	—	—
Segment inventory writedown	—	—	—	15,800	—	—	—	15,800
Segment assets	6,654,700	778,400	595,600	638,900	3,000	49,200	—	8,719,800
Expenditures for segment assets	519,900	1,500	4,800	33,600	—	8,800	2,600	571,200

The following information about the Company’s seven business segments is for the 13-week period ended March 30, 2003:

	ATD	Novalog	MSI	MPD	iNetWorks	RedHawk	Corporate Headquarters	Totals
Revenues from external customers	$1,620,300	$329,000	$93,500	$432,900	$—	$7,800	$4,000	$2,487,500
Interest and other income	—	—	—	—	—	—	—	—
Interest expense	4,400	17,900	600	1,300	—	—	42,200	66,400
Depreciation and amortization	204,500	17,700	40,600	23,700	100	4,900	55,600	347,100
Segment operating income (loss)	(1,615,500)	(85,500)	(36,300)	(313,600)	(5,200)	33,400	3,500	(2,019,200)
Changes to segment inventory reserve	—	—	—	—	—	—	—	—
Segment inventory writedown	—	—	—	15,800	—	—	—	15,800
Expenditures for segment assets	358,800	1,500	1,100	21,000	—	—	2,000	384,400

The following information about the Company’s seven business segments is for the 26-week period ended March 31, 2002:

	ATD	Novalog	MSI	MPD	iNetWorks	RedHawk	Corporate Headquarters	Totals
Revenues from external customers	$2,742,800	$977,100	$379,100	$683,700	$—	$15,900	$—	$4,798,600
Segment net inventory	706,300	642,700	—	42,600	—	—	—	1,391,600
Interest and other income	—	4,300	—	—	—	—	2,500	6,800
Interest expense	8,600	2,900	1,800	900	—	—	14,600	28,800
Depreciation and amortization	399,500	27,000	103,100	29,700	200	15,200	113,900	688,600
Segment operating loss	(1,048,400)	(483,200)	(584,000)	(465,800)	(224,000)	(152,300)	(768,400)	(3,726,100)
Changes to segment inventory reserve	(13,600)	—	—	—	—	—	—	(13,600)
Segment assets	6,901,700	1,807,200	703,000	345,250	5,200	100,300	—	9,862,650
Expenditures for segment assets	345,000	15,400	16,100	22,300	—	—	200	399,000

The following information about the Company’s seven business segments is for the 13-week period ended March 31, 2002:

	ATD	Novalog	MSI	MPD	iNetWorks	RedHawk	Corporate Headquarters	Totals
Revenues from external customers	$1,121,600	$583,700	$368,400	$220,700	$—	$6,700	$—	$2,301,100
Interest and other income	—	1,800	—	—	—	—	2,000	3,800
Interest expense	6,500	1,200	400	800	—	—	8,300	17,200
Depreciation and amortization	207,300	13,700	50,800	14,400	100	7,600	56,300	350,200
Segment operating loss	(357,600)	(293,200)	(92,800)	(266,900)	(113,500)	(119,800)	(242,500)	(1,486,300)
Changes to segment inventory reserve	2,000	—	—	—	—	—	—	2,000
Expenditures for segment assets	231,600	8,900	3,600	13,200	—	—	—	257,300

Note 10—Commitments and Contingencies

From February 14, 2002 to March 15, 2002, five purported class action complaints were filed in the United States District Court for the Central District of California against the Company, certain of its current and former officers and directors, and an officer and director of its former subsidiary Silicon Film Technologies, Inc. By stipulated Order dated May 10, 2002, the Court consolidated these actions. Pursuant to the Order, plaintiffs served an amended complaint on July 5, 2002. The amended complaint alleges that defendants made false and misleading statements about the prospects of Silicon Film during the period January 6, 2000 to September 15, 2001, inclusive. The amended complaint asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and SEC Rule 10b-5, and seeks damages of an unspecified amount. Defendants’ time to answer or otherwise respond to the amended complaint was September 2002, at which time the Company filed a motion to dismiss the amended complaint. This motion was heard on May 5, 2003, at which time the Court dismissed the amended complaint, but granted plaintiffs leave to further amend their complaint within 20 days.

There has been no discovery to date and no trial has yet been scheduled. The Company believes that it has meritorious defenses to plaintiffs’ allegations and intends to assert these defenses vigorously if a further amended complaint is filed. Failure by the Company to obtain a favorable resolution of claims set forth in any further amended complaint could have a material adverse effect on the Company’s business, results of operations and financial condition. Currently, the amount of such material adverse effect cannot reasonably be estimated (See Part II, Item 1. Legal Proceedings).

Note 11 — Patents and Trademarks, Net

The Company’s intangible assets consist of patents and trademarks related to the Company’s various technologies, 97% of which represent patents. Capitalized costs include amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of patent and trademark applications. These assets are amortized on a straight-line method over their estimated useful life of ten years. The Company reviews these intangible assets for impairment on a quarterly basis in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). At March 30, 2003, management believes no indications of impairment existed.

Patents and trademarks at March 30, 2003 and September 29, 2002 are as follows:

	March 30, 2003	September 29, 2002
	(Unaudited)
Patents and trademarks	$806,500	$694,200
Less accumulated amortization	(149,100)	(113,600)

Patents and trademarks, net	$657,400	$580,600

The amortization expense for the 26-week period ended March 30, 2003 was $35,500. The unamortized balance of patents and trademarks is estimated to be amortized as follows:

For the fiscal year	Estimated Amortization Expense
2003 (remainder of year)	$35,500
2004	$79,900
2005	$79,900
2006	$79,900
2007	$79,900

Note 12 — Recent Accounting Pronouncements

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), effective in the first fiscal quarter of fiscal 2003. The new statement applies to the amortization and evaluation of goodwill and other intangible assets with indefinite lives. As the Company does not have goodwill or intangible assets with indefinite lives, the provisions of the aforementioned SFAS regarding the ceasing of amortization and the required, minimum annual test for impairment do not apply. The adoption of SFAS 142 did not have a material impact on the Company’s results of operations or financial condition.

The Company has also adopted SFAS 144, effective fiscal 2003. SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including intangible assets. SFAS 144 superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (“SFAS 121”), and APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The adoption of SFAS 144 did not have a material impact on the Company’s results of operations or financial condition.

In December 2002, the FASB issued SFAS 148. SFAS 148 amends SFAS 123 and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based employee compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company adopted SFAS 148 on December 30, 2002, which is the beginning date of the Company’s first interim period to which the interim disclosure provisions apply. Since the Company has not adopted the fair value based method of accounting for stock-based employee compensation that is permitted, but not mandated, by SFAS 148, the adoption of SFAS 148 did not have a material impact on the Company’s financial position and results of operations.

On December 30, 2002 the Company adopted SFAS No. 146, Accounting for Costs Associated with Exit and Disposal Activities (“SFAS 146”), and also adopted FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also established fair value as the objective for initial measurement of the liability. FIN 45 requires companies to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. SFAS 146 and FIN 45 did not impact the financial position or results of the Company.

Note 13 — Subsequent Events

In April 2003, the Company received additional government contract awards that materially increased its funded backlog. At April 25, 2003, the Company’s funded backlog was approximately $5.5 million as compared to approximately $1.4 million at March 30, 2003.

In April 2003, an additional 1,666.67 shares of the Series E convertible preferred stock (See Note 4) were converted into 194,175 shares of common stock at the request of the Series E stockholder. With this conversion, an aggregate of 25% of the Series E stock has been converted into common stock.

In April 2003, the Company sold approximately 769,200 shares of its unregistered common stock at the price of $1.30 per share, realizing gross proceeds of $1,000,000. The shares were sold to the Company’s ESB Plan, for the benefit of John C. Carson, the Company’s President and Director. The sale occurred at an above-market price, and no transaction costs were incurred other than legal and accounting expenses.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Report contains forward-looking statements regarding the Company which include, but are not limited to, statements concerning projected revenues and mix of such revenues, expenses and costs, gross profit, market acceptance of our products, the competitive nature of our business and markets, the need for and availability of additional capital and the outcome of pending litigation. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by management. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “estimates,” “should,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Such factors include, but are not limited to the following:

•	the current international conflict with Iraq and its impact on governmental funding and consumer spending;
•	our ability to secure additional research and development contracts;
•	our ability to introduce new products, gain broad market acceptance for such products and ramp-up manufacturing in a timely manner;

•	the pace at which new markets develop;
•	the response of competitors, many of whom are bigger and better financed than us;
•	our ability to successfully execute our business plan and control costs and expenses;
•	the costs, availability and timing of additional financing;
•	our ability to establish strategic partnerships to develop the business of our subsidiaries;
•	our depressed market capitalization;
•	general economic conditions; and
•	those additional factors which are listed under the section “Risk Factors” at the end of Item 2 of this Report.

We do not undertake any obligation to revise or update publicly any forward-looking statements for any reason. Additional information on various risk and uncertainties potentially affecting our results are discussed below and are contained in publicly filed disclosures available through the SEC’s EDGAR database (http://www.sec.gov) or from our Investor Relations Department.

Overview

Irvine Sensors currently has seven operating segments: ATD, Novalog, MPD, MSI, RedHawk, iNetWorks and Corporate Headquarters. Historically, each segment has been separately managed, with independent marketing and distribution systems, although the Company has recently consolidated those operations that are similar across various segments to reduce expenses. In the past, we have made significant investments to fund research and development for our operating subsidiaries. To date, other than Novalog, none of these investments have led to subsidiaries contributing material revenues or earnings to our consolidated results of operations. Accordingly, during fiscal 2001, ISC adopted a policy to significantly reduce its investments in its subsidiaries for the foreseeable future. Furthermore, in addition to the consolidation of separate marketing and distribution systems where appropriate, we are also currently reorganizing our operations to permit subsidiaries to take better advantage of other technical and administrative resources. As a result, we may report fewer operating segments in the future. We would reconsider our strategy for our subsidiaries if the subsidiaries are able to secure independent funding or strategic partnership with third parties to separately finance their operations.

Critical Accounting Policies

A discussion of the critical accounting policies related to accounting estimates is contained in our fiscal 2002 Annual Report. Additionally, expanded discussion related to our revenue recognition and related allowances for contract losses follows:

Our consolidated revenues during the first 26 weeks of fiscal 2003 were primarily derived from contracts to develop prototypes and provide research, development, design, testing and evaluation of complex detection and control defense systems. Our research and development contracts are usually cost plus fixed fee (best effort) or fixed price, and revenues are recognized as costs are incurred and include applicable fees or profits primarily in the proportion that costs incurred bear to estimated final costs. Upon the initiation of each such contract, a detailed cost budget is established for direct labor, material and subcontract support based on our proposal and the required scope of the contract as may have been modified by negotiation with the customer, usually a U.S. government agency or prime contractor. A program manager is assigned to secure the needed labor, material and subcontract in the program budget to achieve the stated goals of the contract and to manage the deployment of those resources against the program plan. Our accounting department collects the direct labor, material and invoiced subcontract charges for each program on a weekly basis and provides such information to the respective program managers and the senior operating management of the Company.

The program managers review and report the performance of their contracts against the respective program plans with our senior operating management, including the President and the Chief Executive Officer, on a monthly basis. These reviews are summarized in the form of estimates of costs to complete the contracts (“ETCs”). If an ETC indicates a potential overrun against budgeted program resources, it is the responsibility of the program manager to re-plan the program in a manner consistent with customer objectives to eliminate such overrun and to secure necessary customer agreement to such re-plan. To mitigate the financial risk of such re-planning, we attempt to negotiate the deliverable requirements of our R&D contracts to allow as much flexibility as possible in technical outcomes. Given the inherent technical uncertainty involved in R&D contracts, in which new technology is being invented, explored or enhanced, such contractual latitude is frequently achievable. When re-planning does not appear possible within program budgets, senior management makes a judgement as to whether we wish to supplement the customer budget with company funds or whether the program statement of work will require the additional resources to be expended to meet contractual obligations. If either determination is made, a provision for contract overrun is accrued based on the most recent ETC of the particular program.

We provide for anticipated losses on contracts by a charge to income during the period in which a loss is first identified. The accrual for contract losses is adjusted quarterly based on the review of outstanding contracts. Upon closure of the contracts, any associated accrual of anticipated loss is discharged accordingly. Costs in excess of billings under government contracts are accounted for as unbilled accounts receivable. Unbilled accounts receivable are stated at estimated realizable value.

Results of Operations

Revenues

Contract revenue consists of proceeds realized from funded research and development contracts, largely from U.S. Government customers, primarily conducted by ATD. ATD has recently focused its efforts more on the production of contract revenue and less on the conduct of internal research and development projects. Our contract revenue for the 13-week period ended March 30, 2003 was $1,620,300, an increase of $498,700, or 44%, as compared to contract revenue of $1,121,600 for the 13-week period ended March 31, 2002. Contract revenue for the 26-week period ended March 30, 2003 was $6,200,900, an increase of $3,458,100, or 126%, as compared to contract revenue of $2,742,800 for the 26-week period ended March 31, 2002. The increase in contract revenue is primarily attributable to the receipt of new funded contracts allowing ATD to allocate more resources to the performance of contract backlog during the current period as opposed to internal research and development during the comparable period of fiscal 2002. In particular, the fiscal 2003 periods realized the effect of an approximate $9.6 million contract award to ATD initiated after the first 26-weeks of fiscal 2002. Approximately $4.5 million of contract revenue in the 26-week period ended March 30, 2003 was derived from this contract. The reduced level of activity in this contract as it neared completion in the 13-week period ended March 30, 2003, combined with delays in anticipated new government contract awards during that same period, is the principal cause for the decrease in contract revenue between the first and second fiscal quarters of fiscal 2003.

Product sales represents revenues derived from sales of chip and stacked chip products by MPD, Novalog and MSI and software sales by RedHawk. Our product sales for the 13-week period ended March 30, 2003 were $848,200, a decrease of $331,300, or 28%, compared to product sales of $1,179,500 for the 13-week period ended March 31, 2002. Product sales for the 26-week period ended March 30, 2003 were $1,447,500, which represented a decrease of $602,700 or 29%, from the $2,050,200 of product sales for the 26-week period ended March 31, 2002. These reductions primarily reflected a decrease in Novalog sales attributable to the further decline in the sales of products for Palm Computing, a major end-user of Novalog’s products, and a decline in MPD sales, attributable to the reduced level of product requirements in the current 13-week and 26-week periods from an original equipment manufacturer, L-3 Communications. Purchases of MPD’s products by this manufacturer accounted for approximately 11% of our total revenues in fiscal 2002, and were the primary cause for the increase in MPD’s sales in that fiscal year. However, unlike fiscal 2002, in the 13-week and 26-week periods ended March 30, 2003, L-3 Communications was not a material customer. L-3 Communications has projected an increase in its demand for MPD products for the balance of fiscal 2003, relative to the 13-week and 26-week periods ended March 30, 2003, but has made no guarantees regarding these projections. Whereas we have retained our existing customer base, the decline in Novalog’s sales in recent periods and the increase in sales of other business units, principally ATD, has resulted in none of Novalog’s customers accounting for more than 10% of our total revenues in either fiscal 2002 or in the 13-week and 26-week periods ended March 30, 2003. For the 13-week period ended March 30, 2003, approximately 39% of product sales were realized from Novalog, approximately 50% of product sales were realized from MPD, approximately 11% were realized from MSI and less than 1% were realized from RedHawk. For the 26-week period ended March 30, 2003, approximately 43% of products sales were realized from Novalog, approximately 40% of products sales were realized from MPD, approximately 16% were realized from MSI and less than 1% were realized from RedHawk.

In the 13-week and 26-week periods ended March 30, 2003, we also received $10,900 and $28,100, respectively, in royalty revenues related to MPD’s products as compared to $5,600 and $0 of such revenues of this nature in the corresponding periods of fiscal 2002. MPD’s royalty revenues did not begin to increase beyond these initial levels until the third fiscal quarter of fiscal 2002 as the sales of licensee products incorporating MPD’s technology also began to increase.

Due to the increase in contract revenue, total revenues for the 13-week and 26-week periods ended March 30, 2003 were $2,487,500 and $7,684,500, respectively, which represented increases of $186,400, or 8%, and $2,885,900, or 60%, respectively, compared to total revenues for the comparable 13-week and 26-week periods of fiscal 2002. Based on notices of additional pending government contract awards, we anticipate that our contract revenue will continue to represent a majority of our total revenue for the remainder of fiscal 2003. However, we expect that the percentage of our total revenue resulting from product sales will increase in the second half of fiscal 2003 as a result of increased backlog of orders of stacked memory products to MPD from commercial customers that have only recently started to purchase such products.

Cost of Revenues

Our cost of contract revenue for the 13-week period ended March 30, 2003 was $1,506,700, which represented an increase of $721,900, or 92%, as compared to $784,800 for the 13-week period ended March 31, 2002. Cost of contract revenue for the 26-week period ended March 30, 2003 was $5,128,000, which represented an increase of $3,082,000, or 151%, as compared to $2,046,000 for the 26-week period ended March 31, 2002. Cost of contract revenues for the current year 26-week period included a net reduction in accrued loss on contracts of approximately $160,000, primarily due to changed scope and associated reduction in estimated cost to complete for a large development contract. Taking this accrual reduction into account, the increase in our cost of contract revenue was higher proportionately than the increase in contract revenue itself, for both the 13-week and 26-week periods ended March 30, 2003, because of the terms of the $9.6 million contract entered into in May 2002, which provided us with limited margins on two large subcontracts that we issued under that program. These subcontracts were substantially completed in the 13-week period ended March 30, 2003. Cost of contract revenues as a percent of contract revenues increased from 70% and 75% in the 13-week and 26-week periods ended March 31, 2002, respectively, to 93% and 83% in the 13-week and 26-week periods ended March 30, 2003, respectively, largely because of these subcontract terms.

Our cost of product sales for the 13-weeks ended March 30, 2003 was $753,800, a decrease of $221,900, or 23%, from $975,700 for the 13-week period ended March 31, 2002. The cost of product sales for the 26-week period ended March 30, 2003 was $1,360,400, a decrease of $337,900, or 20%, from $1,698,300 for the 26-week period ended March 31, 2002. The 13-week and 26-week reductions were primarily attributable to the corresponding decline in the volume of products sold during those periods in fiscal 2003 versus the comparable periods of fiscal 2002. This reduction in cost was not as large as the decrease in volume of products sold during the 13 weeks and 26 weeks ended March 30, 2003 as compared to the 13 weeks and 26 weeks ended March 31, 2002, largely because of the minimum costs of MPD’s contract with its manufacturing supplier that were not fully absorbed by the lower level of MPD sales in the first 26 weeks of fiscal 2003. Cost of product sales as a percentage of product sales increased from 83% in each of the 13 weeks and 26 weeks ended March 31, 2002, respectively, to 89% and 94% in the 13 weeks and 26 weeks ended March 30, 2003, respectively, due to the decrease in gross margins resulting from MPD’s minimum contract manufacturing expenses.

General and Administrative Expense

General and administrative expense for the 13-week and 26-week periods ended March 30, 2003 was $1,535,700, or 62% of total revenue, and $3,047,100, or 40% of total revenue, respectively. These figures compared to $1,677,500 and $3,686,000, respectively, for the comparable 13-week and 26-week periods ended March 31, 2002. The current fiscal year figures were reductions of $141,800, or 8%, and $638,900, or 17%, respectively, compared to the prior year 13-week and 26-week periods ended March 31, 2002. Approximately $647,500 of reductions were realized in the current year 26-week period as a result of the downsizing and integration of support operations of subsidiaries, with the decreases being approximately $249,200, $198,500, $155,600 and $44,200 from reductions at Novalog, iNetWorks, RedHawk and MSI, respectively. All of these reductions were primarily a result of reductions in personnel. Approximately $356,300 of the decrease in the 26-week period was realized from reduced corporate infrastructure expenses, with the largest component being the elimination of two senior personnel positions. These decreases were partially offset by an increase of $199,000 of general and administrative expense incurred by ATD, largely as a result of increased marketing and bid and proposal activity to support ATD’s revenue growth and by the non-recurring Black-Scholes charge of $56,200 in the 13-weeks ended March 30, 2003 resulting from the grant of options to a consultant.

Research and Development Expense

Our research and development expense for the 13-week period ended March 30, 2003 was $644,100, which represented a increase of $308,100, or approximately 92%, from $336,000 for the 13-week period ended March 31, 2002. However, for the aggregate 26-week period ended March 30, 2003, research and development expense declined $333,200, or 31%, to $739,200 from $1,072,400 for the 26-week period ended March 31, 2002. Research and development expense represented approximately 26% of our total revenue for the 13-week period ended March 30, 2003, compared to approximately 15% of our total revenue for the 13-weeks ended March 31, 2002. For the 26-week period ended March 30, 2003, research and development expense represented approximately 10% of total revenue as compared to 22% for the 26-week period ended March 31, 2002. The marked difference between the 13-week and 26-week periods of fiscal 2003 is largely the result of the changing nature of the ATD contract base in the 13-week period ended March 30, 2003. In that fiscal period, the final phases of the $9.6 million contract received in May 2002 were being completed, resulting in lower revenues from that source. The replacement of those revenues from new government contract awards expected in the period was delayed, yet staffing was required to be maintained to meet the requirements of those pending contracts when received. To productively utilize that staffing, manpower was deployed to internal R&D projects. This increase in ATD’s R&D expense was offset by decreases in R&D expenses of subsidiaries. The largest such decrease, approximately $459,400 in the 26-week period ended March 30, 2003, was attributable to the license of MSI’s gyro technology to a third party for automotive applications. Research and development expense in the first 26 weeks of fiscal 2002 included expenses related to the development of the automotive application of MSI’s gyro technology, which expenses are now the responsibility of the licensee of that technology.

Interest and Other Expense/Income

Interest expense for the 13-week and 26-week periods ended March 30, 2003 was $66,400 and $117,900, respectively, which represented an increase of $49,200 and $89,100, respectively, from $17,200 and $28,200, respectively, for the 13-week and 26-week periods ended March 31, 2002. These increases were primarily due to the use of short-term contract receivables financing for working capital purposes in the fiscal 2003 periods that was not used in the comparable periods of fiscal 2002. We have been employing such short-term receivables financing since the latter half of fiscal 2002 to address our cash flow needs resulting from our negative working capital.

In the 26-week period ended March 30, 2003, other expense of $5,800 represented losses on the disposal of equipment. No comparable expense was incurred in the 26-week period ended March 31, 2002.

The interest component of interest and other income for the 13-week and 26-week periods ended March 30, 2003 was $0 and $100, respectively, a decrease of $3,800 and $6,700, respectively, from $3,800 and $6,800 received in the 13-week and 26-week periods, respectively, ended March 31, 2002. This decrease resulted from the liquidation of Novalog’s $400,000 certificate of deposit at the beginning of fiscal 2003. This decrease was offset in the current year periods by a non-recurring refund of excess taxes in the amount of $4,600. No comparable refund was received in the periods ended March 31, 2002.

Liquidity and Capital Resources

At March 30, 2003, we had consolidated cash and cash equivalents of $601,800, which represents a decrease of $94,500 from $696,300 as of September 29, 2002, with the decrease largely the result of our losses experienced in the 13-week period ended March 30, 2003, primarily resulting from delays in receipt of expected new government contracts during that period.

On a period to period basis, the comparison between the first 26 weeks of fiscal 2003 and the comparable first 26 weeks of fiscal 2002 exhibited similarity in many of the elements of the net cash used in operating activities. There was a significant difference in the net loss, $2,721,400 in the 26-week period ended March 30, 2003 as compared to $3,675,700 in the 26-week period ended March 31, 2002, an improvement of $954,300 in the current year period, despite the delays in receipt of new contract awards. This improvement was offset by a $813,700 increase in the use of cash to retire accounts payable and accrued expenses. In the 26-week period ended March 30, 2003, an aggregate of $550,100 was used to retire accounts payable and accrued expenses, while in the first 26 weeks of fiscal 2002, accounts payable and accrued expenses increased by $263,600. This difference reflected the increased level of contract activity during the fiscal 2003 period and the amount of that activity that required increased subcontractor support, particularly the $9.6 million contract received in May 2002. Another variance was the $189,700 of operating expenses paid through the issuance of common stock in the current year period, which was $144,200 lower than the $333,900 paid through such issuance in the comparable period last year. This decrease resulted from the specific desires of creditors in the respective periods rather than any fundamental trend, and is not necessarily indicative of our ability to utilize such a mechanism to pay operating expenses in the future. Other variances on a period-to-period basis were a $159,500 reduction in the amount of cash used to increase inventory during the current year period, $115,900 more cash realized in the current year period from accounts receivable retired and a $110,200 positive variance in the current year from customer advances. These variances are largely the result of timing fluctuations and not necessarily predictive of trends, with the possible exception of the increase in customer advances. If we are successful in our goal of increasing product sales, an outcome that we cannot guarantee, positive cash flow from customer advances could increase materially in future periods. These current year improvements, plus other less significant variances, resulted in net cash used in operating activities of $1,106,400, an improvement of $459,300 over the comparable use of $1,565,700 in the first 26 weeks of fiscal 2002.

We used $171,200 of cash in investing activities in the first 26 weeks of fiscal 2003, with the largest use being $458,900 invested in capital facilities and equipment. These investments in capital facilities and equipment included approximately $130,000 in specialized design software and $186,000 of additional construction in progress for equipment, both to support the increase funded contract activity of ATD. At March 30, 2003, all of our construction in progress related to ATD’s business, although some of it has been underway since fiscal 2001 in contemplation of possible early requirements to also provide ATD support to the iNetWorks router development. Absent financing of that router development, the completion of these construction projects has been stretched out to conserve financial resources. However, with the revenue growth experienced by ATD in fiscal 2002, the first 26-weeks of fiscal 2003 and contemplated for the balance of fiscal 2003, it is anticipated that most of these facility construction projects will be completed and placed into service by the end of fiscal 2003. Except for lease agreements for the acquisition of capital equipment, we had no other material capital commitments as of March 30, 2003. In addition to the investments in capital facilities and equipment, we also invested $112,300 in patents during the first 26 weeks of fiscal 2003, which reflects an increase of $43,600 as compared to the comparable period of fiscal 2002, with the increase largely due to preparation for launch of new products by ATD. These investments were offset by the $400,000 in proceeds resulting from the cancellation of Novalog’s line of credit and the liquidation of the corresponding certificate of deposit that had been used for collateral against that line. We took this action to reduce our net interest expense.

We have historically funded our operations through equity financing, and to a lesser extent through receivables financing, and anticipate that we will continue to rely on these sources of funding to some degree for at least the next twelve months. During the first 26 weeks of fiscal 2003, we generated net cash of $1,183,100 from financing activities. Cash provided by financing activities included a net of $1,046,100 from the sale of Series E preferred stock and $778,000 from the sale of common stock units, less $33,000 of expenses accrued and paid during the 13-week period ended December 29, 2002 for a financing completed in the last quarter of fiscal 2002. In addition, we realized $17,200 from the exercise of options by employees during the 13-week period ended March 30, 2003. These equity proceeds were offset by the $400,000 retirement of Novalog’s credit line, the repayment of $150,000 due pursuant to promissory notes and $75,100 of principal payments on capital leases. Other than the $47,200 long-term and $55,900 short-term obligations of capital leases, these actions completely retired all of our other debt obligations.

Working Capital Deficit

As a result of net losses during the first 26 weeks of fiscal 2003, offset by cash provided by financing activities, our consolidated working capital deficit increased from $1,483,200 at September 29, 2002 to $1,687,600 at March 30, 2003. This increase was directly related to the delay in receipt of new government contracts in the 13-week period ended March 30, 2003. Shortly before and after March 30, 2003, we received the expected contracts, but too late to have a material impact on our results for the period ended March 30, 2003. We have negotiated some pre-contractual authorization on one of these contracts and have inventory available to apply to the others, but it is not likely that we will fully recover the working capital that we depleted while maintaining the necessary staffing to accomplish these contracts from the contracts themselves. Accordingly, we anticipate that we will have to continue to engage in relatively expensive short-term receivables financing arrangements in order to meet our working capital needs and will likely also have to supplement such arrangements with other equity financing. In April 2003, we consummated such an equity financing by raising $1 million through the sale of our common stock (See Note 13 to the consolidated financial statements). Unless and until our growth meets our expectations, we expect that we will continue to have negative working capital and, therefore, will be susceptible to liquidity risks that could disrupt our operations.

At March 30, 2003, our funded backlog was approximately $1.4 million compared to approximately $1.8 million at September 29, 2002 and $2.2 million at March 31, 2002. The new contract awards received after March 30, 2003 increased our funded backlog to approximately $5.5 million at April 25, 2003.

Contracts with government agencies may be suspended or terminated by the government at any time, subject to certain conditions. Similar termination provisions are typically included in agreements with prime contractors. We have experienced such termination of our contracts on three occasions in over twenty years of operating history, but the current conflict in Iraq could impact government contracts and spending in an unpredictable manner. We cannot guarantee that we will not experience suspensions or terminations in the future. Any such termination, if material, could cause a disruption of our revenue stream, adversely affect our results of operations and could result in employee layoffs.

Risk Factors

Our future operating results are highly uncertain. Before deciding to invest in our common stock or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in our Annual Report on Form 10-K, and in our other filings with the SEC, including any subsequent reports filed on Forms 10-K, 10-Q and 8-K. The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business and results of operations. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

We have historically generated substantial losses, which, if continued, could make it difficult to fund our operations or successfully execute our business plan, and could adversely affect our stock price.    We experienced net losses of approximately $2.7 million for the 26-week fiscal period ended March 30, 2003, $6.0 million for the fiscal year ended September 29, 2002 and $14.6 million for the year ended September 30, 2001. In recent years, much of our losses were incurred as a result of our significant investments in our development stage operating subsidiaries. While we have significantly reduced our investment in subsidiaries and correspondingly have reduced our losses, we cannot assure you that we will be able to achieve or sustain profitability on a quarterly or annual basis in the future. In addition, because a large portion of our expenses are fixed, we generally are unable to reduce expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. The contract delays in the 13-week period ended March 30, 2003 resulted in our incurring operating expenses to keep personnel on staff while the contracts were pending with no corresponding revenues. As a result, we may continue to experience net losses, which will make it difficult to fund our operations and achieve our business plan, and could cause the market price of our common stock to decline.

We may need to raise additional capital in the future, and additional funds may not be available on terms that are acceptable to us, or at all.    We have generated significant net losses in recent periods, and experienced negative cash flows from operations in the amount of approximately $1.1 million for the 26-week fiscal period ended March 30, 2003, approximately $1.4 million for the fiscal year ended September 29, 2002 and approximately $10.2 million for the fiscal year ended September 30, 2001. As a result of these significant losses, we have historically funded our operations through equity financing, and to a lesser extent through receivable financing, and anticipate that we will continue to rely on such funding for at least the foreseeable future. To offset the financial effects of these negative cash flows, we sold approximately 2.5 million shares of our common stock in various financing transactions in fiscal years 2002, 2001 and 2000, raising aggregate net proceeds of approximately $25.2 million. In the fiscal quarter ended December 29, 2002, we sold preferred stock convertible into between 800,000 and approximately 1.4 million shares of our common stock for net proceeds of approximately $1 million. In the second fiscal quarter ended March 30, 2003, we sold 750,000 shares of common stock and warrants to purchase an additional 375,000 common shares for net proceeds of approximately $780,000. At March 30, 2003, we had consolidated negative working capital of approximately $1,687,600. In April 2003, we sold approximately 769,200 shares of our common stock for $1 million. We cannot guarantee that we will be able to generate sufficient funds from our operations to meet our immediate working capital needs. In addition, our current growth plans require certain equipment, facility and product development expenditures that cannot be funded from cash generated from operations unless and until our current liabilities are substantially retired. Accordingly, although we expect to recover some working capital through the billings on the new government contracts that were recently received, we anticipate that we will likely need to raise additional capital to fund our operations. The nature, timing and amount of that funding are not immediately determinable. We cannot assure you that any additional capital may be available on a timely basis, on acceptable terms, or at all. If we are not able to obtain additional capital, our business, financial condition and results of operations will be materially adversely affected.

We anticipate that our capital requirements will depend on many factors, including:

•	our ability to procure additional government research and development contracts;
•	our ability to control costs;
•	our ability to commercialize our technologies and achieve broad market acceptance for such technologies;
•	the timing of payments and reimbursements from government and other contracts;
•	research and development funding requirements and required investments in our subsidiaries;
•	increased sales and marketing expenses;
•	technological advancements and competitors’ response to our products;
•	capital improvements to new and existing facilities;
•	our relationships with customers and suppliers; and
•	general economic conditions including the effects of the current economic slowdown and the current international conflicts.

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

Our stock price could decline because of the potentially dilutive effect of our recent convertible preferred stock financing.    In December 2002, we issued $1,200,000 of Series E stock to an accredited institutional investor. Because of our current stock price and the conversion provisions of the Series E stock, after giving effect to the conversion of $100,000 worth of the Series E stock in March 2003 and $200,000 worth of the Series E stock in April 2003, we could be required to issue between 600,000 and 1,068,824 shares of our common stock to this investor upon conversion of the balance of the Series E stock, which could further reduce our stock price and result in substantial dilution to our existing stockholders. Additionally, we have issued this investor a warrant to purchase up to an additional 250,000 shares of our common stock at a discounted weighted average trading price upon conversion of the Series E stock, which could further adversely affect our stock price and contribute to further dilution. Under no circumstances can the aggregate number of shares issuable upon conversion of the Series E convertible preferred stock and exercise of the warrants exceed 19.99% of the common shares outstanding at that time.

Financing, if available, could result in significant costs to us, even if not consummated.    In certain circumstances, it is possible that we could experience very substantial transaction costs or break-up fees in connection with efforts to obtain financing. For example, we entered into a non-binding letter of intent related to the possible financing of our iNetWorks subsidiary in 2001 that obligated us to pay $1.0 million to the investor if we had rejected the financing. Although we ultimately were not required to pay this break-up fee because it was the investor, not us, that withdrew from the agreement, it is not uncommon for prospective investment agreements to contain similar contractual provisions. Financings, in general, also require a significant amount of management’s time and can distract us from executing our business plan. Furthermore, the costs and expenses of such financings, including legal fees, can significantly increase our operating expenses.

We are defendants in a class-action stockholders lawsuit, an unfavorable outcome of which could harm our ability to continue our operations, and the defense of which is also substantially increasing our on-going operating expenses.    We have been sued in a securities class action by certain stockholders who allege that we made false and misleading statements about the prospects of our Silicon Film subsidiary during the period January 6, 2000 to September 15, 2001, inclusive. The complaint asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, and seeks damages of an unspecified amount. We believe that the class action is without merit and have retained counsel to vigorously defend against the lawsuit. We filed a motion to dismiss this action in September 2002. This motion was heard on May 5, 2003, at which time the Court dismissed the complaint as filed, but granted plaintiffs leave to further amend their complaint within 20 days. The defense of this lawsuit increased our legal expenses by $250,000 in fiscal 2002. In addition, the outcome of any litigation is inherently uncertain, and we may not be able to satisfy an unfavorable outcome in this litigation, which could cause us to discontinue operations.

Our common stock may be delisted from the Nasdaq SmallCap Market if our stock price declines further or if we cannot maintain Nasdaq’s minimum net worth listing requirements. In such case, the market for your shares may be limited, and it may be difficult for you to sell your shares at an acceptable price, if at all.    Our common stock is currently listed on the Nasdaq SmallCap Market. Among other requirements, to maintain this listing, our common stock must continue to trade above $1.00 per share. In July 2001, our stock had failed to meet this criterion for over 30 consecutive trading days. Therefore, in accordance with Marketplace Rule 4310(c)(8)(B), we were notified by Nasdaq that we had 90 calendar days or until October 2001 to regain compliance with this Rule by reestablishing a sales price of $1.00 per share or greater for ten consecutive trading days. To regain compliance, we sought and received approval from our stockholders to effectuate a 1-for-20 reverse split of our common stock that became effective in September 2001, resulting in recompliance by the Nasdaq deadline. However, subsequent to the reverse split, our stock has, at various times, traded close to or below the $1.00 per share minimum standard, and we cannot assure you that the sales price will continue to meet Nasdaq minimum standards. At May 2, 2003, the closing sales price of our common stock on the Nasdaq SmallCap Market was $1.25 per share.

In addition to the price requirement, in the absence of sustained profitability, we must also meet at least one of the three following additional standards to maintain our Nasdaq listing: (1) maintenance of stockholders’ equity at $2.5 million or greater, (2) maintenance of a market capitalization figure in excess of $35 million as measured by market prices for trades executed on Nasdaq, or (3) net income from continuing operations of $500,000 in the latest fiscal year or two of the last three fiscal years. In July 2001, Nasdaq notified us that we were deficient with respect to all these additional standards based on our balance sheet as of April 1, 2001. In August 2001, Nasdaq advised us that, based on updated information, we had reestablished compliance with the $35 million market capitalization standard. However, the subsequent decline in the price of our common stock resulted in another deficiency notice from Nasdaq in August 2001. At that time we did not comply with either the market capitalization standard or the stockholders’ equity standard. However, based solely on improvements in our stockholders’ equity resulting from the net gain of approximately $0.9 million realized from the discontinuance of operations of our Silicon Film subsidiary in September 2001, we were able to meet the minimum stockholders’ equity standard. In November 2001, Nasdaq notified us that we had reestablished compliance. Although we are currently in compliance with Nasdaq’s listing maintenance requirements, we cannot assure you that we will be able to maintain our compliance with these requirements in the future. If we fail to meet these or other listing requirements, our common stock could be delisted, which would eliminate the primary market for your shares of common stock. As a result, you may not be able to sell your shares at an acceptable price, if at all.

If we are delisted from the Nasdaq SmallCap Market, your ability to sell your shares of our stock would also be limited by the penny stock restrictions, which could further limit the marketability of your shares.    If our common stock is delisted, it would come within the definition of “penny stock” as defined in the Securities Exchange Act of 1934, as amended, and would be covered by Rule 15g-9 of that Act. That Rule imposes additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors. For transactions covered by Rule 15g-9, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, Rule 15g-9, if it were to become applicable, would affect the ability or willingness of broker-dealers to sell our securities, and accordingly would affect the ability of stockholders to sell their securities in the public market. These additional procedures could also limit our ability to raise additional capital in the future.

Our stock price has been subject to significant volatility. You may not be able to sell your shares of common stock at or above the price you paid for them.    The trading price of our common stock has been subject to wide fluctuations in the past. Since January 2000, our common stock has traded at prices as low as $0.75 per share and as high as $375.00 per share (after giving effect to the 1-for-20 reverse stock split effected in September 2001). We may not be able to increase or sustain the current market price of our common stock in the future. As such, you may not be able to resell your shares of common stock at or above the price you paid for them. The market price of the common stock could continue to fluctuate in the future in response to various factors, including, but not limited to:

•	quarterly variations in operating results;
•	our ability to control costs and improve cash flow;
•	announcements of technological innovations or new products by us or our competitors;
•	changes in investor perceptions;
•	economic and political instability, including the current conflict in Iraq;
•	new products or product enhancements by us or our competitors; and
•	changes in earnings estimates or investment recommendations by securities analysts.

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

If we are not able to commercialize our technology, we may not be able to increase our revenues or achieve or sustain profitability.    Since commencing operations, we have developed technology, principally under government research contracts, for various defense-based applications. Contract research and development accounted for approximately 69% of our total revenues for the year ended September 29, 2002 and approximately 81% of our total revenues for the 26 weeks ended March 30, 2003. However, since our margins on government contracts are generally limited, and our revenues from such contracts are tied to government budget cycles and influenced by numerous political and economic factors beyond our control, and are subject to our ability to win additional contracts, our long-term prospects of realizing significant returns from our technology will likely also require penetration of commercial markets. In prior years, we have made significant investments to commercialize our technologies without significant success. These efforts included the purchase and later shut down of the IBM cubing line, the formation of the Novalog, MSI, Silicon Film, RedHawk and iNetWorks subsidiaries and the development of various stacked-memory products intended for military, aerospace and commercial markets. While these changes have developed new revenue sources, they have not yet resulted in consolidated profitability to date, and a majority of our total revenues for the year ended September 29, 2002 and the first 26 weeks of fiscal 2003 were still generated from contract research and development. Only our Novalog subsidiary has experienced periods of profitability, and that subsidiary is not currently profitable due to the decline in the sales of Palm PDAs, the largest end use application of Novalog’s products. We cannot assure you that any of our present or contemplated future products will achieve broad market acceptance in commercial marketplaces, and if they do not, our business, results of operations and financial condition will be materially and adversely affected.

Our government-funded research and development business depends on a limited number of customers, and if any of these customers terminate or reduce their contracts with us, or if we cannot obtain additional government contracts in the future, our revenues will decline and our results of operations will be adversely affected.    In the fiscal year ended September 29, 2002, all of our revenues from government agencies were derived from three governmental agencies, the U.S. Navy, the U.S. Air Force and the U.S. Army. The Air Force accounted for approximately 5% of our total revenues in fiscal 2002, but the U.S. Army and the U.S. Navy accounted for approximately 46% and 16%, respectively, of our total revenues in fiscal 2002. In addition, approximately 1% of our total revenues in fiscal 2002 was derived from subcontracts from a limited number of prime government contractors. Although we ultimately plan to shift our focus to include the commercialization of our technology, we expect to continue to be dependent upon research and development contracts with federal agencies and their contractors for a substantial portion of our revenues for the foreseeable future. This dependency on a few contract sources increases the risks of disruption in this area of our business that could adversely affect our consolidated revenues and results of operations.

Because we currently depend on government contracts and subcontracts, we face additional risks related to contracting with the federal government, including federal budget issues and fixed price contracts.    General political and economic conditions, which cannot be accurately predicted, directly and indirectly may affect the quantity and allocation of expenditures by federal agencies. Even the timing of incremental funding commitments to existing, but partially funded, contracts can be affected by these factors. Therefore, cutbacks or re-allocations in the federal budget could have a material adverse impact on our results of operations as long as research and development contracts remain an important element of our business. Obtaining government contracts may also involve long purchase and payment cycles, competitive bidding, qualification requirements, delays or changes in funding, budgetary constraints, political agendas, extensive specification development and price negotiations and milestone requirements. Each government agency also maintains its own rules and regulations with which we must comply and which can vary significantly among agencies. Governmental agencies also often retain some portion of fees payable upon completion of a project and collection of these fees may be delayed for several months or even years, in some instances. In addition, an increasing number of our government contracts are fixed price contracts which may prevent us from recovering costs incurred in excess of its budgeted costs. Fixed price contracts require us to estimate the total project cost based on preliminary projections of the project’s requirements. The financial viability of any given project depends in large part on our ability to estimate such costs accurately and complete the project on a timely basis. In the fiscal year ended September 29, 2002, we completed fixed-price contracts with an aggregate value of $1,969,900. We experienced approximately $307,800 in overruns on those contracts, representing approximately 16% of the aggregate funded amount. While those overruns were largely discretionary in nature, we may not be able to achieve or improve upon this performance in the future since each contract has its own unique technical and schedule risks. In the event our actual costs exceed the fixed contractual cost, we will not be able to recover the excess costs. Some of our government contracts are also subject to termination or renegotiation at the convenience of the government, which could result in a large decline in revenue in any given quarter. Although government contracts have provisions providing for the reimbursement of costs associated with termination, the termination of a material contract at a time when our funded backlog does not permit redeployment of our staff could result in reductions of employees. In April 1999, we experienced the termination of one of our contracts, but this termination did not result in the non-recovery of costs or layoff of employees. We also have had to reduce our staff from time-to-time because of fluctuations in our funded government contract base. In addition, the timing of payments from government contracts is also subject to significant fluctuation and potential delay, depending on the government agency involved. Any such delay could result in a temporary shortage in our working capital. Since nearly 70% of our total revenues in the year ended September 29, 2002 and approximately 90% of our total revenues in the 26-week period ended March 30, 2003 were derived directly or indirectly from government contracts, these risks can significantly affect our business, results of operations and financial condition.

The significant military operations in Iraq or elsewhere may require diversions of government research and development funding, thereby causing disruptions to our contracts.    In the near term, the funding of U.S. military operations in Iraq or elsewhere may cause disruptions in funding of government contracts. Since military operations of such magnitude are not included in current U.S. defense budgets, supplemental legislative funding actions are required to finance such operations. Even though such legislation is currently pending, if it is not promptly effectuated or proves to be inadequate in size, other defense funding sources may be temporarily or permanently diverted. Such diversion could produce interruptions in funding or delays in receipt of our research and development contracts, causing disruptions and adverse effects to our operations.

Significant sales of our common stock in the public market will cause our stock price to fall.    As of March 30, 2003, we had approximately 8.5 million shares of common stock outstanding, of which approximately 6.7 million shares were freely tradable, other than restrictions imposed upon our affiliates. In April 2003, we sold an additional approximate 769,200 shares in a private placement. The average trading volume of our shares in March 2003 was only approximately 33,900 shares per day. The freely tradable shares are significantly greater in number than the daily average trading volume of our shares. If the holders of the freely tradable shares were to sell a significant amount of our common stock in the public market, the market price of our common stock would likely be significantly adversely affected.

From time to time, we may elect to retire obligations of our subsidiaries with cash payments or through the issuance of shares of our common stock, which could result in dilution to our existing stockholders and a decrease in our stock price.    In June 2002, we issued approximately 279,000 shares of our common stock to BBNT Solutions, LLC, an indirect wholly-owned subsidiary of Verizon Communications, Inc., representing approximately 4% of our shares outstanding, to retire $500,000 of debt incurred by our iNetWorks subsidiary. We elected to enter into this agreement to preserve a strategic working relationship with BBNT related to our prospective Internet router development. We have also settled certain disputed obligations of our former Silicon Film subsidiary with cash payments and may elect to settle obligations of other subsidiaries in the future. We have recorded these payments as intercompany debt to preserve the possibility of repayment in the future, but such repayment would likely be contingent on future third party investments in subsidiaries that we cannot guarantee. Although we are not required to retire the obligations of our subsidiaries, we may make similar business decisions again, which could have a dilutive impact to our existing stockholders or could negatively impact our available capital. Furthermore, when and if the recipients of any such shares elect to sell them in the public market, the market price of our common stock could likely be materially and adversely affected.

Our equity and voting interests in our subsidiaries were significantly diluted in the past as a result of private placements, and further financings could cause us to lose control of our subsidiaries.

We have historically funded the operations of our subsidiaries with equity financings. The financing of our Novalog and RedHawk subsidiaries to date have involved significant private sales of common stock of those subsidiaries representing approximately 32% of the outstanding capital stock of Novalog and approximately 30% of the outstanding capital stock of RedHawk, generating net proceeds to Novalog of approximately $4.1 million and approximately $581,000 for RedHawk. In the case of RedHawk, the private sales to third party minority investors occurred in the first fiscal quarter of fiscal 2001 at prices higher than the exercised prices of options and warrants granted to RedHawk employees in the last fiscal quarter of fiscal 2000. While we repurchased approximately 28% of the common stock of Novalog from minority investors during fiscal years 1998 and 1999 and acquired approximately 11% of the common stock of RedHawk in a settlement agreement in fiscal 2003, we do not currently have sufficient discretionary capital to repurchase minority interest shares of our subsidiaries. As a result of our decision to significantly reduce our expenditures related to our subsidiaries and increase our emphasis on government contracts, our development stage subsidiaries, MSI, iNetWorks and RedHawk, have consolidated their separate operations with ATD to reduce costs. Novalog has also downsized to be consistent with its reduced sales level. In order to continue their developmental activities, our subsidiaries would have to partner with a third party or sell additional equity interests to finance at least some portion of their business plans. Such partnering relationship or additional financings may not be available on acceptable terms, if at all. Even if financing becomes available, our ability to enjoy the benefits of any potential increase in value on the part of our subsidiaries can be greatly reduced by third-party investments. Additional financings by our subsidiaries will result in a reduction in our equity interests in the subsidiaries and reduced control of our subsidiaries. Significant third-party investment in our subsidiaries will likely result in third-party investors receiving subsidiary board representation and/or protective covenants that could further reduce our control over the day-to-day operations and strategic direction of our subsidiaries. Third-party financings of subsidiaries will also inherently complicate our fiduciary and contractual obligations and could leave us more vulnerable to costly and uncertain litigation in the future, which could have a material adverse effect on our business, financial condition and results of operations.

We also depend on a limited number of non-government customers. The loss of any such customer could seriously impact our consolidated revenues and harm our business.    Our existing product sales have largely been derived from our Novalog subsidiary, which is heavily dependent upon sales to a limited number of original equipment manufacturers, four of which, Flextronics, MSL, Interlogix and Inventec Electronics, accounted for approximately 15%, 8%, 8%, and 7%, respectively, of our product sales in fiscal 2002. Three of these four OEMs are suppliers to Palm Computing. A majority of Novalog’s product sales in fiscal 2000, fiscal 2001, fiscal 2002 and the first 26-week period of fiscal 2003 were derived from sales for use in Palm’s products. As such, the decline in Palm’s business beginning in fiscal 2001 was a primary cause of the 29% decline in Novalog’s sales for that period and the approximately 54% decline in Novalog’s sales for fiscal 2002 as compared to fiscal 2001. Novalog has had to significantly downsize its operations to reflect this decline in business of its primary customer. The planned business models of our MicroSensors and iNetWorks subsidiaries have similar expected dependencies on a limited number of OEM customers. Disruption of any of these relationships could materially and adversely affect our consolidated revenues and results of operations.

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

If we are not able to adequately protect or enforce our patent or other intellectual property rights, our ability to compete in our target markets could be materially and adversely affected.    We believe that our success, and that of our subsidiaries, will depend, in part, on the strength of our existing patent protection and the additional patent protection that we and our subsidiaries may acquire in the future. As of March 30, 2003, we held 45 U.S. patents and 15 foreign patents and had other patent applications pending before the U.S. Patent and Trademark Office as well in as various foreign jurisdictions. It is possible that any existing patents or future patents, if any, could be challenged, invalidated or circumvented, and any right granted under these patents may not provide us with meaningful protection from competition. Despite our precautions, it may be possible for a third party to copy or otherwise obtain and use our products, services or technology without authorization, to develop similar technology independently or to design around our patents. In addition, we treat technical data as confidential and generally rely on internal nondisclosure safeguards, including confidentiality agreements with employees, and on laws protecting trade secrets, to protect proprietary information. We cannot assure you that these measures will adequately protect the confidentiality of our proprietary information or that others will not independently develop products or technology that are equivalent or superior to ours.

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

Enforcing and protecting our patents and other proprietary information can be costly. If we are not able to adequately protect or enforce our proprietary information or if we become subject to infringement claims by others, our business, results of operations and financial condition may be materially adversely affected.    We may need to engage in future litigation to enforce our intellectual property rights or the rights of our customers, to protect our trade secrets or to determine the validity and scope of proprietary rights of others, including our customers. We also may need to engage in litigation in the future to enforce our patent rights. In addition, we may receive in the future communications from third parties asserting that our products infringe the proprietary rights of third parties. We cannot assure you that any such claims would not result in protracted and costly litigation. This litigation could result in substantial costs and diversion of our resources and could materially and adversely affect our business, financial condition and results of operations. Furthermore, there is also no assurance that we will have the financial resources to vigorously defend or enforce our patents or other proprietary technology.

Our proprietary information and other intellectual property rights are subject to government use which, in some instances, limits our ability to capitalize on them.    Whatever degree of protection, if any, is afforded to us through our patents, proprietary information and other intellectual property generally will not extend to government markets that utilize certain segments of our technology. The government has the right to royalty-free use of technologies that we have developed under government contracts, including portions of our stacked circuitry technology. While we are generally free to commercially exploit these government-funded technologies, and we may assert our intellectual property rights to seek to block other non-government users of the same, we cannot assure you that we will be successful in our attempts to do so.

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

We do not have guaranteed long-term supply relationships with any of our contract manufacturers, which could make it difficult to fulfill our backlog in any given quarter and could reduce our revenues in future periods.    We extensively rely on contract manufacturers but do not maintain long-term supply agreements with any of our contract manufacturers or other suppliers. Accordingly, because our contract manufacturers allocate their manufacturing resources in periods of high demand, we face several significant risks, including a lack of adequate supply, potential product shortages and higher prices and limited control over delivery schedules, quality assurance and control, manufacturing yields and production costs. We cannot assure you that we will be able to satisfy our manufacturing needs in the future. Failure to do so will have a material adverse impact on our operations and the amount of products we can ship in any period.

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

We do not have any long-term employment agreements with any of our key personnel. If we are not able to retain our key personnel, we may not be able to implement our business plan and our results of operations could be materially and adversely affected.    We depend to a large extent on the abilities and continued participation of our executive officers and other key employees, particularly John Carson, our President, and John Stuart, our Chief Financial Officer. The loss of any key employee could have a material adverse effect on our business. While we have adopted employee stock option plans designed to attract and retain key employees, our stock price has declined in recent periods, and we cannot guarantee that options granted under our plans will be effective in retaining key employees. We do not presently maintain “key man” insurance on any key employees. We believe that, as our activities increase and change in character, additional, experienced personnel will be required to implement our business plan. Competition for such personnel is intense and we cannot assure you that they will be available when required, or that we will have the ability to attract and retain them.

Our international operations are subject to many inherent risks, any of which may adversely affect our business, financial condition and results of operations.    Approximately 6% of our total revenues in the year ended September 29, 2002 was derived from sales outside the United States. In the future, we intend to continue to expand our international business activities. International operations are subject to many inherent risks that may adversely effect our business, financial condition and operating results, including:

•	political, social and economic instability, including the impact of the war in Iraq;
•	trade restrictions;
•	the imposition of governmental controls;
•	exposure to different legal standards, particularly with respect to intellectual property;
•	burdens of complying with a variety of foreign laws;
•	import and export license requirements and restrictions of the United States and each other country in which we operate;
•	unexpected changes in regulatory requirements;
•	foreign technical standards;
•	fluctuations in currency exchange rates;
•	difficulties in managing foreign operations and collecting receivables from foreign entities; and
•	potentially adverse tax consequences.

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

There has been no discovery to date and no trial has yet been scheduled. We believe that we have meritorious defenses to the consolidated action and intend to defend it vigorously. We filed a motion to dismiss the consolidated action that was heard by the Court on May 5, 2003, at which time the Court dismissed the amended complaint, but granted plaintiffs leave to further amend their complaint within 20 days. If we do not obtain a favorable resolution of claims set forth in any further amended complaint, such an outcome could have a material adverse effect on our business, results of operations and financial condition.

Item 2.    Changes in Securities and Use of Proceeds

In March 2003, we issued 25,000 shares of our unregistered common stock to a former director and CEO of RedHawk, an accredited investor, as partial consideration under a Settlement Agreement under which minority interest in RedHawk and $61,300 of obligations for past services rendered were retired and 11% of the equity in RedHawk was redeemed. We believe the issuance of the shares was exempt from registration under the Act pursuant to the private placement exemption available under Section 4(2) of the Act.

In March 2003, we issued 375,000 common stock units to six accredited investors in a private placement for aggregate proceeds of $825,000 less aggregate cash commissions of $28,000 (or 5% of the gross proceeds of the respective sales) paid to two consultants, Myles Stott and Glenbrook Capital, L.P., each of which purchased units in this private placement. Each common stock unit consisted of (a) two shares of common stock of the Company, and (b) one three-year warrant to purchase one share of common stock of the Company at an exercise price of $2.00 per share. Included in this private placement were 117,727 common stock units, consisting of 235,454 shares of common stock and warrants to purchase 117,727 shares of common stock, which were purchased by the Irvine Sensors Corporation Cash or Deferred & Stock Bonus Plan Ret. Plan for the benefit of John C. Carson. The aggregate purchase price for the shares purchased for the benefit of Mr. Carson was $259,000. Mr. Carson is the President of Irvine Sensors. We believe that the issuance of these securities was exempt from registration under the Act pursuant to the private placement exemption available under Section 4(2) of the Act.

Item 4.    Submission of Matters to a Vote of Security Holders

(a) The 2003 Annual Meeting of Stockholders of the Company was held March 4, 2003.

(b) At the 2003 Annual Meeting, the Stockholders elected each of the following eight nominees as directors, to serve on the Company’s Board of Directors until the next Annual

Meeting of Stockholders or until their successors are duly elected and qualified. The vote for each director was as follows:

Nominee	Affirmative Votes	Votes Withheld
Mel R. Brashears	6,317,183	108,662
Robert G. Richards	6,314,984	110,861
John C. Carson	6,320,778	105,067
Joseph Carleone	6,322,551	103,294
Marc Dumont	6,321,886	103,959
Maurice C. Inman, Jr.	6,319,921	105,924
Thomas M. Kelly	6,320,460	105,385
Clifford Pike	6,323,393	102,452

(c) The Company’s stockholders were asked to approve the Irvine Sensors Corporation 2003 Stock Incentive Plan pursuant to which an aggregate of 1,500,000 shares would be available for issuance thereunder. This proposal was approved in accordance with the following vote of stockholders:

Votes For	Votes Against	Abstentions	Broker Non-Votes
2,583,658	258,279	23,299	4,718,092

(d) The Company’s stockholders were asked to ratify the Company’s appointment of Grant Thornton LLP as the independent auditors of the Company for the fiscal year ending September 28, 2003. This proposal was approved in accordance with the following vote of stockholders:

Votes For	Votes Against	Abstentions
6,390,951	44,627	6,756

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits.

3.1	By-laws, as amended March 4, 2003
10.1

Subscription Agreement dated as of March 27, 2003 by and between the Registrant and Securities Trust Company TTEE Irvine Sensors Corporation Cash or Deferred & Stock Bonus Plan Ret. Plan FBO: John Carson

10.2	Warrant dated as of March 27, 2003 issued to the Securities Trust Company TTEE Irvine Sensors Corporation Cash or Deferred & Stock Bonus Plan Ret. Plan FBO: John Carson
10.3	Irvine Sensors Corporation 2003 Stock Incentive Plan
99.1	Periodic Report Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

On January 27, 2003, the Company filed a current report on Form 8-K disclosing the date of its 2003 Annual Meeting of Stockholders and confirming the deadlines for stockholder proposals.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2003	Irvine Sensors Corporation (Registrant) By: /S/ JOHN J. STUART, JR. John J. Stuart, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)

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

Date: May 6, 2003

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

Date: May 6, 2003

/S/    JOHN J. STUART, JR.

John J. Stuart, Jr.,

Chief Financial Officer

(Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

3.1	By-laws, as amended March 4, 2003

10.1

Subscription Agreement dated as of March 27, 2003 by and between the Registrant and Securities Trust Company TTEE Irvine Sensors Corporation Cash or Deferred & Stock Bonus Plan Ret. Plan FBO: John Carson

10.2	Warrant dated as of March 27, 2003 issued to the Securities Trust Company TTEE Irvine Sensors Corporation Cash or Deferred & Stock Bonus Plan Ret. Plan FBO: John Carson

10.3	Irvine Sensors Corporation 2003 Stock Incentive Plan

99.1	Periodic Report Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.