Form 10-Q
period 2003-06-29
IRVINE SENSORS CORP/DE/
filed 2003-08-11
CIK 357108

U.S. SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 29, 2003

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

As of July 31, 2003, there were 11,383,574 shares of common stock outstanding.

IRVINE SENSORS CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL PERIOD ENDED JUNE 29, 2003

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

IRVINE SENSORS CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 29, 2003	September 29, 2002

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$312,800	$696,300
Restricted cash	35,400	435,200
Common stock subscription receivable	1,050,000	—
Accounts receivable, net of allowances of $56,000 and $76,300, respectively	1,059,900	2,586,400
Inventory, net	1,110,600	938,000
Other current assets	78,500	100,600

Total current assets	3,647,200	4,756,500
Equipment, furniture and fixtures, net	4,524,500	4,959,200
Patents and trademarks, net	670,800	580,600
Deposits	87,400	98,450

Total assets	$8,929,900	$10,394,750

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,268,500	$3,880,100
Accrued expenses	985,100	1,205,400
Accrued loss on contracts	261,200	444,200
Customer advances	309,100	43,100
Line of credit	—	400,000
Short term notes payable	—	150,000
Capital lease obligations – current portion	34,600	116,900

Total current liabilities	3,858,500	6,239,700
Capital lease obligations, less current portion	39,700	61,300
Minority interest in consolidated subsidiaries	434,500	467,200

Total liabilities	4,332,700	6,768,200

Stockholders’ Equity:
Preferred stock, $0.01 par value, 500,000 shares authorized;
Series B convertible cumulative preferred stock, 0 and 4,300 shares outstanding	—	25
Series C convertible cumulative preferred stock, 0 and 2,300 shares outstanding	—	25
Series E convertible preferred stock, 2,917 and 0 shares outstanding; aggregate liquidation preference of $350,000	100	—
Common stock, $0.01 par value, 80,000,000 shares authorized; 10,521,200 and 7,027,900 shares issued and outstanding	105,200	70,300
Common stock warrants and unit warrants; 1,247,500 and 1,094,800 warrants outstanding	—	—
Common stock subscribed, 750,000 shares	1,050,000	—
Unamortized employee stock bonus plan contribution	(28,700)	—
Common stock held by Rabbi Trust	110,000	—
Deferred compensation liability	(110,000)	—
Paid-in capital	107,467,100	102,158,200
Accumulated deficit	(103,996,500)	(98,602,000)

Total stockholders’ equity	4,597,200	3,626,550

Total liabilities and stockholders’ equity	$8,929,900	$10,394,750

See Accompanying Condensed Notes to Consolidated Financial Statements.

IRVINE SENSORS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended		39 Weeks Ended

	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

Revenues:
Contract research and development revenue	$2,054,300	$2,919,500	$8,255,200	$5,662,300
Product sales	341,500	1,002,900	1,789,000	3,053,100
Other revenue	900	18,100	37,000	23,700

Total revenues	2,396,700	3,940,500	10,081,200	8,739,100

Costs and expenses:
Cost of contract research and development revenue	1,262,800	1,752,300	6,390,800	3,798,300
Cost of product sales	448,000	1,338,600	1,808,400	3,036,900
General and administrative expense	1,311,300	1,967,400	4,358,400	5,653,400
Research and development expense	783,000	541,400	1,522,200	1,613,800

Total costs and expenses	3,805,100	5,599,700	14,312,700	14,102,400

Loss from operations	(1,408,400)	(1,659,200)	(3,998,600)	(5,363,300)
Interest expense	(20,400)	(79,400)	(138,300)	(108,200)
Other expense	(233,000)	—	(238,800)	—
Interest and other income	100	3,900	4,800	10,700

Loss before minority interest and provision for income taxes	(1,661,700)	(1,734,700)	(4,370,900)	(5,460,800)
Minority interest in loss of subsidiaries	3,000	23,600	4,900	94,000
Provision for income taxes	(1,300)	(13,100)	(15,400)	(33,100)

Net loss	(1,660,000)	(1,724,200)	(4,381,400)	(5,399,900)
Imputed dividend on Series E stock issued	(92,800)	—	(1,013,100)	—

Net loss applicable to common stockholders	$(1,752,800)	$(1,724,200)	$(5,394,500)	$(5,399,900)

Basic and diluted net loss per common share	$(0.20)	$(0.30)	$(0.67)	$(1.02)

Weighted average number of common shares outstanding	8,827,900	5,718,700	8,104,000	5,287,600

See Accompanying Condensed Notes to Consolidated Financial Statements.

IRVINE SENSORS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 Weeks Ended

	June 29, 2003	June 30, 2002

Cash flows from operating activities:
Net loss	$(4,381,400)	$(5,399,900)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,038,700	1,041,100
Non-cash compensation	111,100	86,600
Accrued interest on marketable securities	(200)	(300)
Loss on disposal of equipment	239,000	—
Amortization of employee stock bonus plan contribution	491,300	560,100
Minority interest in net loss of subsidiaries	(4,900)	(94,000)
Common stock issued to pay operating expenses	299,700	1,703,600
Decrease in accounts receivable	1,526,500	763,600
Decrease in employee advances	—	216,900
Increase in inventory	(172,600)	(118,800)
Decrease (increase) in other current assets	22,100	(60,200)
Decrease in deposits	11,000	—
(Decrease) increase in accounts payable and accrued expenses	(1,882,200)	523,400
Decrease in accrued loss on contracts	(183,000)	(497,400)
Increase (decrease) in customer advances	266,000	(81,900)

Total adjustments	1,762,500	4,042,700

Net cash used in operating activities	(2,618,900)	(1,357,200)

Cash flows from investing activities:
Increase in restricted cash	—	(35,100)
Capital facilities and equipment expenditures	(788,000)	(529,900)
Acquisition of patents	(145,200)	(114,300)
Proceeds from liquidation of certificate of deposit	400,000	156,900

Net cash used in investing activities	(533,200)	(522,400)

Cash flows from financing activities:
Net proceeds from issuance of common stock and common stock warrants	1,709,200	2,356,800
Net proceeds from issuance of preferred stock	1,046,100	—
Proceeds from options and warrants exercised	667,200	84,600
Proceeds from line of credit	—	464,000
Payments on line of credit	(400,000)	(264,000)
Proceeds from notes payable	—	200,000
Principal payments of notes payable	(150,000)	(50,000)
Principal payments of capital leases	(103,900)	(169,100)

Net cash provided by financing activities	2,768,600	2,622,300

Net (decrease) increase in cash and cash equivalents	(383,500)	742,700
Cash and cash equivalents at beginning of period	696,300	380,200

Cash and cash equivalents at end of period	$312,800	$1,122,900

Supplemental cash flow information:
Cash paid for interest	$122,800	$108,200

Noncash investing and financing activities:
Imputed dividend on Series E convertible preferred stock issued	$1,013,100	$—
Common stock issued to retire subsidiary stock	27,800	—
Settlement of capital lease obligation	—	113,000
Increase in common stock subscription receivable	1,050,000	—
Equipment financed with capital leases	—	2,500

See Accompanying Condensed Notes to Consolidated Financial Statements.

5

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

          The consolidated financial information as of June 29, 2003 and June 30, 2002 included herein is unaudited but includes all normal recurring adjustments which, in the opinion of management of the Company, are necessary to present fairly the consolidated financial position of the Company at June 29, 2003, the results of its operations for the 39-week periods ended June 29, 2003 and June 30, 2002, and its cash flows for the 39-week periods ended June 29, 2003 and June 30, 2002.

Summary of Significant Accounting Policies

          Company Operations.  The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business.  The Company generated net losses of $6,037,500 and $4,381,400 in fiscal 2002 and the first 39 weeks of the fiscal year ending September 28, 2003 (“fiscal 2003”), respectively. In addition, the Company had total stockholders’ equity of $4,597,200 and a working capital deficit of $211,300 at June 29, 2003.  As mitigation to possible going concern risks posed by this operating performance and financial condition, the Company has historically relied on equity financing to fund deficits in its operations and has continued to demonstrate its access to equity capital during fiscal 2003, including approximately $2 million in private placements of equity financing secured in the 13-week period ended June 29, 2003. Management believes, but cannot assure, that the Company will be able to raise additional working capital, if required to fund its operations for at least the next twelve months.  Furthermore, the Company received several new government contract awards in March and April 2003 that management believes, but cannot guarantee, will contribute to improvements in the Company’s operating results during the fourth quarter of fiscal 2003.  In addition, expenses in subsidiaries, which has historically been a significant source of consolidated net operating losses in prior periods, have been sharply curtailed, and the Company has reorganized its operations to consolidate technical and administrative support resources throughout the Company, including subsidiaries, thereby further reducing total expenses. (See Part I, Item 2. Risk Factors).

          Consolidation.  The consolidated financial statements include the accounts of Irvine Sensors Corporation (“ISC”) and its subsidiaries, Novalog, Inc., MicroSensors, Inc. (“MSI”), RedHawk Vision, Inc., iNetWorks Corporation, 3D Microelectronics, Inc. and 3D Microsystems, Inc.  All significant intercompany transactions and accounts have been eliminated in the consolidation.

          Fiscal Periods. The Company’s fiscal year ends on the Sunday nearest September 30. Fiscal 2002 (52 weeks) ended on September 29, 2002, and fiscal 2003 (52 weeks) will end on September 28,

2003.  In similar manner, the Company’s third fiscal quarter and first 39 weeks of fiscal 2003 ended on June 29, 2003.

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

          Revenues.  The Company’s consolidated revenues during the first 39 weeks of fiscal 2003 were primarily derived from contracts to develop prototypes and provide research, development, design, testing and evaluation of complex detection and control defense systems. The Company’s research and development contracts are usually cost plus a fixed fee or fixed price. Revenues are recognized as costs are incurred and include applicable fees or profits primarily in the proportion that costs incurred bear to estimated final costs. The Company provides for anticipated losses on contracts by a charge to income during the period in which a loss is first identified. The accrual for contract losses is adjusted quarterly based on the review of outstanding contracts.  Upon completion of the contracts, any associated accrual of anticipated loss is discharged accordingly. Costs in excess of billings under government contracts are accounted for as unbilled accounts receivable. Unbilled accounts receivable are stated at estimated realizable value.

          United States government contract costs, including indirect costs, are subject to audit and adjustment by negotiations between the Company and government representatives. Indirect contract costs have been agreed upon through fiscal 2000. Contract revenues have been recorded in amounts that are expected to be realized upon final settlement.

          The Company also derives revenues from product sales resulting from shipments of Novalog’s infrared chips and modules, MSI’s shipments of readout chips and MPD’s shipments of memory stack products, and the development and manufacture of prototype and sample products for its customers. To date, the Company has not derived material revenues from RedHawk’s software sales. Production orders for memory stacks and Novalog’s and MSI’s products are generally priced in accordance with the Company’s established price list. The Novalog, MSI and RedHawk subsidiaries and MPD are product-oriented business units with sales primarily to OEM manufacturers. Revenues are recorded when products are shipped. Their terms are FOB shipping point.  Novalog generally provides a 90-day warranty on its products, but has only experienced minimal returns as of the date of this Report.  RedHawk sells a shrink-wrapped software product that has also experienced minimal returns.  MPD sells stacked assemblies of standard memory products that have warranties from the original manufacturers, but does not offer a warranty on its value-added stacking service. Products sold by the other product-oriented units have largely been for developmental and qualification use to date and have not been sold under formal warranty terms.  None of the product-oriented units offer contractual price protection.  Accordingly, the Company does not presently maintain any reserves for returns under warranty or post-shipment price adjustment.

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

          Accounting for Stock-Based Compensation. The Company accounts for stock-based employee compensation as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and, effective June 29, 2003, has adopted Statement of Financial Accounting Standards (“SFAS”) 148, Accounting for Stock-Based Compensation - Transition and Disclosure (“SFAS 148”) that supercedes Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”).  SFAS 148 requires pro forma disclosures of net income and net income per share as if the fair value based method of accounting for stock-based awards had been applied for both employee and non-employee grants.  It also requires disclosure of option status on a more prominent and frequent basis.  Such disclosure for the 39-week period ended June 29, 2003 is presented immediately below. The Company accounts for stock options and warrants issued to non-employees based on the fair value method, but has not elected this treatment for grants to employees.  Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period.

	No. of Shares	Range of Exercise Prices	Weighted Average Exercise Price

Options outstanding at September 29, 2002	1,459,000	$ 0.77 to $63.44	$3.13
Granted	976,800	0.86 to 1.69	1.24
Exercised	(95,300)	0.86 to 1.35	1.11
Cancelled	(39,600)	0.86 to 59.10	4.74
Expired	(13,100)	27.19 to 38.44	31.52

Options outstanding at June 29, 2003	2,287,800	$ 0.77 to $63.44	$2.34

          The exercise prices of the options granted during the 39-week period ended June 29, 2003, as presented above, were equal to the closing price of the Company’s common stock at the date of grant.  Additionally, included in the table above is an option to purchase 75,000 shares that was granted to a non-employee consultant during the 39-week period ended June 29, 2003.  The fair value of this option, calculated using the Black-Scholes option-pricing model, was $56,200, which has been included in general and administrative expense.

A summary of outstanding options exercisable under the Company’s 1991, 1995, 1999, 2000, 2001 and 2003 Qualified and Non-Qualified Plans at June 29, 2003 is shown below.

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price - Outstanding Options	Number Exercisable	Weighted Average Exercise Price - Exercisable Options

$0.77 - 1.69	2,198,900	9	$1.15	1,613,400	$1.13
20.00 - 29.99	64,400	1	25.78	49,600	25.55
30.00 - 39.99	8,100	1	33.03	7,700	32.82
40.00 - 63.44	16,400	1	55.18	11,900	54.84

	2,287,800			1,682,600

          Pursuant to SFAS 148, the Company is required to disclose the effects on the net loss and per share data as if the Company had elected to use the fair value approach to account for all of its employee stock-based compensation plans. Had the compensation cost for all of the Company’s option plans, including those of its subsidiaries, been determined using the fair value method, the compensation expense would have increased the Company’s net loss for the 13 and 39 weeks ended June 29, 2003 and June 30, 2002 as shown below.  (See also Note 5 for calculation of net loss applicable to common stockholders.)

	13 Weeks ended		39 Weeks ended

	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

Actual net loss	$(1,660,000)	$(1,724,200)	$(4,381,400)	$(5,399,900)
Pro forma compensation expense	(273,600)	(311,400)	(783,000)	(897,500)

Pro forma net loss	$(1,933,600)	$(2,035,600)	$(5,164,400)	$(6,297,400)

Actual net loss per share	$(0.20)	$(0.30)	$(0.67)	$(1.02)

Pro forma net loss per share	$(0.23)	$(0.36)	$(0.76)	$(1.19)

          This pro forma amount was determined estimating the fair value of each option granted during the first 39 weeks of the respective fiscal year on its grant date, using the Black-Scholes option-pricing model. In the 39-week period ended June 29, 2003, assumptions of no dividend yield, risk-free interest rates ranging from 1.59% to 2.10% which approximate the Federal Reserve Board’s rates for treasuries at the time granted, an expected life of three years, and volatility rates ranging from 77.5% to 151.4% were applied. In the 39-week period ended June 30, 2002, the corresponding assumptions were interest rates ranging from 3.62% to 4.14%, an expected life of three years, and volatility rate of 156.0 to 158.1%.  There were no option grants by subsidiaries during the 39-week periods ended June 29, 2003 and June 30, 2002.  The weighted average fair value for the options granted during the 39-week periods ended June 29, 2003 and June 30, 2002 was $0.98 and $0.89, respectively.

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

          Long-Lived Assets.   The Company continually monitors events or changes in circumstances that could indicate that the carrying amount of long-lived assets to be held and used, including goodwill and intangible assets, may not be recoverable. The determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. When impairment is indicated for a long-lived asset, the amount of impairment loss is the excess of net book value over fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. At June 29, 2003, management believes no indications of impairment existed.

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

          Fair Value of Financial Instruments. The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable and payable, other liabilities and debt approximate fair value due to the short-term nature of these items.  Short-term notes payable approximate fair value due to their floating interest rates.

          Reclassifications.  Certain reclassifications have been made to the 2002 fiscal year interim financial statements to conform to the current year presentation.

Note 2 – Common Stock and Common Stock Warrants

          During the 39-week period ended June 29, 2003, the Company issued an aggregate of 3,493,300 shares of common stock and warrants to purchase 627,500 shares of common stock in various transactions.  Of this amount, 2,086,800 shares and all of the warrants were issued for cash, realizing aggregate gross proceeds of $2,492,200, 686,800 shares were issued to settle operating expenses of the Company aggregating $876,000, and 719,700 shares were issued pursuant to conversions of preferred stock. These transactions are separately discussed below.

          Cash Transactions

          Of the 2,086,800 shares issued for cash during fiscal 2003, 95,300 shares were issued as a result of the exercise of options by employees, realizing gross proceeds of $105,600.  Additionally, 472,300 shares were issued for gross proceeds of $561,600 pursuant to the exercise of warrants. Of the issuances pursuant to warrants, 297,300 of the shares issued and $371,600 of the gross proceeds realized were as a result of the Company reducing the exercise price of warrants previously issued to accredited investors in fiscal 2002 and fiscal 2003 to $1.25 per share, from exercise prices of $2.00 per share and $2.40 per share to induce accelerated exercise.  The repricing of these warrants had no impact on stockholders’ equity.

          The balance of the 2,086,800 shares issued for cash were issued in two private placements.  First, the Company issued 750,000 shares of its common stock and warrants to purchase 375,000 shares of its common stock to accredited investors in a March 2003 private placement of common stock units, generating gross proceeds of $825,000.  Each common stock unit in this transaction consisted of (a) two shares of common stock of the Company, and (b) one three-year warrant to purchase one share of common stock of the Company at an exercise price of $2.00 per share. The remaining 769,200 shares were issued to an officer and director of the Company at a purchase price of $1.30 per share in a separate private placement of common stock in April 2003, generating gross proceeds of $1,000,000. (See Note 6.)

          In addition to the 2,086,800 shares issued for cash, the Company entered into a securities purchase agreement during the 39-week period ended June 29, 2003, pursuant to which the Company was contractually bound to issue 750,000 shares of common stock and three-year warrants to purchase up to 200,000 shares of the Company’s common stock at a purchase price of $2.25 per share for gross proceeds of $1,050,000.  The cash proceeds related to this transaction were received by the Company on the first day of the subsequent quarterly period. The gross proceeds receivable as of June 29, 2003 has been presented as “Common stock subscription receivable” in the accompanying consolidated balance sheet. In connection with this transaction, the Company issued commission warrants to an accredited investor to purchase 52,500 shares of the Company’s common stock at an exercise price of $1.40 per share.  The commission warrants expire on June 30, 2006.

          Non-Cash Transactions to Settle Operating Expenses

          The 686,800 shares of common stock issued during the 39-week period ended June 29, 2003 to settle operating expenses of the Company were issued in five non-cash transactions.

          The first non-cash transaction was the Company’s issuance in December 2002 of 429,803 shares of its common stock to the Company’s retirement plan as a non-cash contribution valued at $537,300.  Of this amount, $17,300 was attributed to the settlement of contribution expense accrued, but not paid as of September 29, 2002, and the $520,000 balance represented a contribution to the Company’s retirement plan for fiscal 2003. Approximately $491,300 of the fiscal 2003 contribution has been expensed through June 29, 2003 with the $28,700 balance of the fiscal 2003 contribution to be amortized and realized during the last quarter of the Company’s fiscal year ending September 28, 2003  (See Note 3).

          The second non-cash transaction during the 39-week period ended June 29, 2003 was the issuance of an aggregate of 23,300 shares of common stock in December 2002 and January 2003 pursuant to the Company’s 2001 Compensation Plan, in consideration for the non-cash cancellation of $37,500 payable to a consultant for past services rendered to the Company.

          The third non-cash transaction during the 39-week period ended June 29, 2003 was the issuance of 88,671 shares of common stock in December 2002 to the Company’s litigation counsel pursuant to a Payment Agreement in consideration for the settlement of $130,000 payable to such counsel for past services rendered to the Company.

          The fourth non-cash transaction during the 39-week period ended June 29, 2003 was the issuance of 45,000 shares of the Company’s common stock pursuant to the terms of a Settlement Agreement with a former CEO and director of RedHawk, in consideration for the cancellation of accrued compensation obligations totaling $61,300 and the redemption of the former CEO’s ownership interest in RedHawk, representing approximately 11% of RedHawk’s then outstanding common stock. The fair market value of the shares of the Company’s common stock at the time of issuance was $50,000.  As a result of this transaction, RedHawk realized a non-recurring gain of $39,100 related to the discharge of accrued obligations.

          The fifth non-cash transaction during the 39-week period ended June 29, 2003 was the issuance of 100,000 shares of the Company’s common stock to the Company’s Non-Qualified Deferred Compensation Plan as authorized in September 2002, which shares were placed into a Rabbi Trust in June 2003. The Company had previously recorded $110,000 of compensation expense and a related accrued liability, reflecting the value of the stock on the date of the authorized contribution.  The Company has presented this $110,000 value of the original contribution as a contra-equity account and a deferred compensation obligation in the Stockholders’ Equity section of the accompanying consolidated balance sheets at June 29, 2003.

          All of the foregoing non-cash issuances of common stock were valued based on the closing sales price of the Company’s common stock on the transaction date or the date that negotiations related to the transaction were completed.

          Conversions of Preferred Stock

          In January 2003, the Company issued 16,500 shares of its common stock pursuant to the conversion of all of the outstanding shares of the Company’s Series B and Series C convertible cumulative preferred stock.  In March 2003, the Company issued 100,000 shares of its common stock pursuant to the conversion of 833.33 shares of Series E convertible preferred stock.  In April 2003, May 2003 and June 2003, the Company issued 194,200, 170,900 and 238,100 shares of its common stock, respectively, pursuant to the conversion of an additional 6,250 shares of Series E convertible preferred stock (See Note 4).

          Repricing of Warrants

          In December 2002, the Company reduced the exercise price of warrants to purchase 210,000 shares of common stock that were previously issued to two accredited, institutional investors as part of an offering in May 2002 of 700,000 common stock units. The exercise price of each warrant was reduced from $2.34 per share to $1.34 per share.  Other terms of the warrants remained unchanged.  The Company repriced the warrants in exchange for the waiver of potential contractual liquidated damages payable commencing November 29, 2002 at the rate of $14,000 per month, attributable to delays in the registration of the investors’ shares of common stock and common stock shares issuable pursuant to investors’ warrants with the SEC. The repricing constitutes a modification pursuant to SFAS 123. The incremental fair value of the modification, based on the Black-Scholes option model, was calculated to be approximately $12,600.  At the time of the repricing, the benefit to be realized from the extension of the liquidated damages provision was unknown.  The amount of liquidated damages ultimately avoided, based on the eventual March 2003 effectiveness date of the registration statement, was estimated to be approximately $50,000.  The Company has not recorded any impact to the costs of the offering or stockholders’ equity as a result of this imputed effect.

          As partial consideration for services rendered related to the offering of Series E convertible preferred stock in December 2002 (See Note 4), the Company repriced warrants to purchase 200,000 shares of common stock held by one finder in that offering that had been previously issued in connection with a prior offering in May 2002.  The exercise price of those warrants was reduced to $1.00 per share from a prior exercise price of $2.34 per share.  In addition, the exercise price of warrants to purchase 23,000 shares of its common stock at $1.52 per share held by the financial consultant who made the initial introductions leading to the May 2002 and December 2002 offerings were also reduced to $1.00 per share in December 2002. As a result of these warrant repricings, there was no impact to the total cost of the offering or stockholders’ equity.

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

          In December 2002, the Board of Directors authorized a contribution to the Company’s retirement plan, the Employee Stock Bonus Plan (“ESB Plan”), in the amount of $520,000, which represented a contribution for the fiscal year ending September 28, 2003. The Company’s contribution was based on an estimate of approximately 10% of the Company’s gross salary and wages expected to be paid in fiscal 2003. In addition, the Board of Directors authorized a contribution of $17,300 to the ESB Plan to settle unpaid compensation expense accrued in the fiscal year ended September 29, 2002. In December 2002, the Company issued 429,803 shares of its common stock to the ESB Plan to satisfy these contributions.  The $28,700 portion of these contributions attributable to the balance of the 2003 fiscal year has been recorded as a prepaid ESB Plan contribution in equity and will be amortized over the 13-week period ending September 28, 2003. Pursuant to the ESB Plan provision, vesting requirements are met as services are performed and fulfilled at each fiscal year end.  If required, the Company may elect to make an additional contribution at year-end to fulfill or increase the planned 10% contribution level.

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

          The closing sales price of the Company’s stock on the Nasdaq SmallCap Market® on the date of this transaction (the “commitment date”) was equal to $2.32 per share.  Based upon the conversion formula, the conversion price on such date was $1.73, which exceeded the $1.50 ceiling.  Accordingly, on the commitment date, the Series E stock was then convertible into 800,000 shares of common stock.  The Subscription Agreement for the Series E stock provides that the holder of the shares can only acquire beneficial ownership of up to 9.99% of the Company’s common stock at any one time upon such conversion.  The number of common shares outstanding at June 29, 2003 was 10,521,200.

          In connection with this financing, the Company issued a three-year warrant to purchase shares of the Company’s common stock at an exercise price of $2.04 per share, the volume weighted average trading price of the Company’s common stock for the five trading days prior to the commitment date for this private placement.  The maximum number of shares of the Company’s common stock issuable upon exercise of the warrant is 250,000 shares, and the minimum number of shares that may be issuable upon exercise of such warrant is 80,276 shares, depending upon the actual number of common shares issued pursuant to conversion of the Series E stock.  On the commitment date for this private placement, the holder of the warrant was entitled to purchase 250,000 shares of the Company’s common stock. Under no circumstances can the maximum amount of the common stock issuable upon conversion of the Series E stock and exercise of the warrant exceed 19.99% of the common shares of the Company then outstanding. The warrants do not become exercisable until 60 days after the date all of the Series E stock has been converted into shares of the Company’s common stock.  The fair value of the warrant, calculated using the Black Scholes option pricing model, was $342,500.

          At the commitment date of this private placement, the beneficial conversion amount related to the Series E stock was $842,900.   This represented the difference between the $1,856,000 fair value of the 800,000 shares of common stock issuable pursuant to the Series E stock on the commitment date and the $1,013,100 portion of the gross proceeds allocated to the common stock conversion option.  The Company has recorded a charge to accumulated deficit and a credit to paid-in capital at the commitment date in the amount of this beneficial conversion feature.   When, and if, the Series E stock converts, $1,013,100 will be split between common stock and paid-in capital, while the $186,900 remainder of gross proceeds will be recorded as warrants outstanding on the Company’s balance sheet.

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

          During the second and third quarter of fiscal 2003, an aggregate of 7,083.33 shares of the Series E stock were converted into 703,200 shares of the Company’s common stock pursuant to the terms of the Series E stock, reflecting a conversion of 70.83% of the shares of Series E stock outstanding and, accordingly, resulted in $717,600, or 70.83% of the $1,013,100 portion of the proceeds allocated to the common stock conversion option, being split between common stock and paid-in capital at June 29, 2003. In addition, since this pricing at the March through June 2003 conversion dates resulted in the minimum number of common stock shares issuable pursuant to the Series E stock being increased by 136,544 shares, a $170,200 charge to Accumulated Deficit, with an offset to paid-in capital, which is the maximum amount of additional imputed value attributable to conversion of the Series E stock, has been recorded.  Accordingly, no further imputed value attributable to conversion will be recorded if and when additional conversions of the Series E stock are effectuated.

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

          In January 2003, the Administrative Committee of the Company’s retirement plan elected to convert all of the outstanding shares of the Company’s Series B and Series C convertible cumulative preferred stock (respectively, the “Series B stock” and “Series C stock”) into shares of common stock. The Series B and Series C stock was originally issued to the Company’s retirement plan in 1989 and 1990.  Each bore a 10 % cumulative annual dividend, which under Delaware law may generally be paid only out of (i) retained earnings or (ii) net profit in the current or preceding fiscal year. To the extent that the dividends are not declared and paid in any fiscal year, the obligation carries over to the next fiscal year. Since the Company had not met the requirements to declare the dividends since the issuance of the Series B and Series C stock, an aggregate $159,200 of undeclared dividends had accumulated at September 29, 2002. The shares of Series B and Series C stock were not redeemable, carried a liquidation preference over the common stock of $15.00 and $30.00 per share, respectively, and were convertible at the option of the holder into 2.5 shares of common stock for each share of Series B and Series C stock.  Accordingly, the conversion of the

4,300 shares of Series B stock and 2,300 shares of Series C stock outstanding at January 2003 into common stock resulted in the issuance of 16,500 shares of common stock, the retirement of an aggregate of $132,700 of liquidation preference and the forfeiture of the $159,200 in undeclared cumulative dividends.

Note 5 – Loss per Share

          Basic and diluted net loss per common share are the same because the Company had a net loss from continuing operations for the 13-week and 39-week periods ended June 29, 2003 and June 30, 2002. Net loss applicable to common stockholders includes $1,013,100 for the non-cash imputed dividends related to the beneficial conversion feature on the Series E stock (See Note 4).

          As presented in the accompanying consolidated statements of operations, basic and diluted net loss per common share for the 13-week and 39-week periods ended June 29, 2003 and June 30, 2002 were calculated as follows:

	13 Weeks Ended		39 Weeks Ended

	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

	(Unaudited)
Net loss	$(1,660,000)	$(1,724,200)	$(4,381,400)	$(5,399,900)
Imputed dividend on Series E stock issued	(92,800)	—	(1,013,100)	—

Net loss applicable to common stockholders	$(1,752,800)	$(1,724,200)	$(5,394,500)	$(5,399,900)

Basic and diluted net loss per share	$(0.20)	$(0.30)	$(0.67)	$(1.02)

Weighted average number of common shares outstanding	8,827,900	5,718,700	8,104,000	5,287,600

          Excluded from the computation of diluted loss per common share was the maximum number of shares issuable pursuant to outstanding stock options, warrants and convertible preferred stock in the amounts of 3,768,600 and 2,585,500 shares of common stock as of June 29, 2003 and June 30, 2002, respectively, because the Company had a loss from operations for both periods presented and to include the representative share increments would be anti-dilutive.

Note 6 – Related Party Transactions

          In March 2003, the trust for the Company’s ESB Plan, on behalf of John C. Carson, the Company’s President and Director, purchased 235,454 shares of the Company’s common stock and a warrant to purchase an additional 177,727 shares of the Company’s common stock in the Company’s private placement of common stock units (See Note 2) for an aggregate purchase price of $259,000 or $2.20 per unit, the same terms offered to other investors in this private placement.   The funds invested were derived from the prior years’ accumulation of retirement plan contributions for the benefit of Mr. Carson’s account. In April 2003, the Company sold an additional approximate 769,200 shares of its unregistered common stock to the ESB Plan for the benefit of Mr. Carson for the total purchase price of $1 million, or $1.30 per share. This transaction was closed on a date at which the closing bid price of the Company’s common stock on the Nasdaq SmallCap Market was $1.22 per share.

Note 7 – Inventories, Net

          Inventories, net consist of the following:

	June 29, 2003	September 29, 2002

	(Unaudited)
Work in process	$9,610,400	$9,414,100
Finished goods	84,100	50,300

	$9,694,500	9,464,400
Less reserve for obsolete inventory	(8,583,900)	(8,526,400)

	$1,110,600	$938,000

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

Note 9 – Reportable Segments

          The Company’s operating segments are distinct business units, except the Corporate Headquarters segment, which spans the activities of the other segments.  In the past, each business unit has been separately managed, with separate marketing and distribution systems.  However, the Company has recently consolidated those operations for the business units that are similar across various segments to reduce overall expenses. Since this consolidation has occurred within fiscal year 2003, the Company has elected to continue segmenting its operating results for the balance of fiscal 2003 into the seven operating segments conforming to prior periods.  It is expected that fewer segments will be reported in fiscal year 2004 and beyond.  The Company’s historic seven operating segments are ATD, Novalog, Microelectronics Products Division (“MPD”), MSI, RedHawk, iNetWorks and Corporate Headquarters. ATD derives most of its revenues from research and development contracts funded primarily by governmental agencies.    Novalog designs, develops and sells proprietary integrated circuits and related products for use in wireless infrared communications.  MPD designs, develops and sells stacked 3D microelectronics for use in a variety of systems applications.  MSI develops and sells proprietary micromachined sensors and related electronics.

RedHawk develops and sells image processing software. iNetWorks is focused on commercializing Irvine Sensors’ proprietary technology for high-speed telecommunications and Internet routers, including the Company’s SuperRouter.  Corporate Headquarters provides accounting, inventory control and management services to the other business units.  Corporate revenue consists of royalties.

          The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies described in Note 1 and in the Company’s Annual Report on Form 10-K.  Segment profit or loss is based on profit or loss from operations before income taxes and minority interest in profit and loss of subsidiaries.

          The following information about the Company’s seven business segments is for the 39-week period ended June 29, 2003 (unaudited):

	ATD	Novalog	MSI	MPD	iNetWorks	RedHawk	Corporate Headquarters	Totals

Revenues from external customers	$8,271,100	$726,400	$267,300	$794,500	$—	$17,100	$4,800	$10,081,200
Segment net inventory	840,200	255,100	15,300	—	—	—	—	1,110,600
Interest and other income	—	4,600	—	—	—	—	200	4,800
Interest expense	8,500	19,700	1,100	3,200	—	—	105,800	138,300
Depreciation and amortization	625,200	46,700	120,700	66,100	300	14,300	165,400	1,038,700
Segment operating income (loss)	(3,205,200)	(193,200)	(86,900)	(883,500)	(32,200)	18,700	11,400	(4,370,900)
Changes to segment inventory reserve	(57,400)	—	—	—	—	—	—	(57,400)
Segment inventory writedown	—	14,800	—	21,400	—	—	—	36,200
Segment assets	7,466,800	601,100	483,900	330,400	3,100	44,600	—	8,929,900
Expenditures for segment assets	878,800	2,400	7,000	33,600	—	8,800	2,600	933,200

          The following information about the Company’s seven business segments is for the 13-week period ended June 29, 2003 (unaudited)

	ATD	Novalog	MSI	MPD	iNetWorks	RedHawk	Corporate Headquarters	Totals

Revenues from external customers	$2,070,200	$101,300	$26,400	$193,300	$—	$4,700	$800	$2,396,700
Interest and other income	—	—	—	—	—	—	100	100
Interest expense	(2,000)	1,100	100	600	—	—	20,600	20,400
Depreciation and amortization	206,700	17,300	38,500	23,800	100	4,600	54,300	345,300
Segment operating income (loss)	(1,417,800)	(41,900)	(55,400)	(137,900)	(6,700)	(3,300)	1,300	(1,661,700)
Changes to segment inventory reserve	(57,400)	—	—	—	—	—	—	(57,400)
Segment inventory writedown	—	14,800	—	5,600	—	—	—	20,400
Expenditures for segment assets	358,900	900	2,200	—	—	—	—	362,000

          The following information about the Company’s seven business segments is for the 39-week period ended June 30, 2002 (unaudited):

	ATD	Novalog	MSI	MPD	iNetWorks	RedHawk	Corporate Headquarters	Totals

Revenues from external customers	$5,662,300	$1,721,500	$533,800	$798,200	$—	$23,300	$—	$8,739,100
Segment net inventory	760,800	361,300	—	110,900	—	—	—	1,233,000
Interest and other income	—	8,000	—	—	—	—	2,700	10,700
Interest expense	12,900	8,500	3,100	1,700	—	—	82,000	108,200
Depreciation and amortization	610,200	41,600	153,500	44,700	300	22,800	168,000	1,041,100
Segment operating loss	(1,003,900)	(1,014,000)	(921,500)	(759,000)	(249,100)	(142,700)	(1,370,600)	(5,460,800)
Changes to segment inventory reserve	(108,000)	5,900	—	—	—	—	—	(102,100)
Segment inventory writedown	—	141,500	—	—	—	—	—	141,500
Segment assets	7,616,400	1,827,050	672,400	350,000	5,700	95,400	—	10,566,950
Expenditures for segment assets	485,500	83,900	39,500	33,000	—	—	2,300	644,200

          The following information about the Company’s seven business segments is for the 13-week period ended June 30, 2002 (unaudited):

	ATD	Novalog	MSI	MPD	iNetWorks	RedHawk	Corporate Headquarters	Totals

Revenues from external customers	$2,919,500	$744,400	$154,700	$114,500	$—	$7,400	$—	$3,940,500
Interest and other income	—	3,700	—	—	—	—	200	3,900
Interest expense	4,300	5,600	1,300	800	—	—	67,400	79,400
Depreciation and amortization	210,700	14,600	50,400	15,000	100	7,600	54,100	352,500
Segment operating income (loss)	44,500	(530,800)	(337,500)	(293,200)	(25,100)	9,600	(602,200)	(1,734,700)
Changes to segment inventory reserve	(94,400)	3,3000	—	—	—	—	—	(91,100)
Segment inventory writedown	—	141,500	—	—	—	—	—	141,500
Expenditures for segment assets	135,100	68,500	23,400	10,700	—	—	2,100	239,800

Note 10 – Commitments and Contingencies

          From February 14, 2002 to March 15, 2002, five purported class action complaints were filed in the United States District Court for the Central District of California against the Company, certain of its current and former officers and directors, and an officer and director of its former subsidiary Silicon Film Technologies, Inc.  By stipulated Order dated May 10, 2002, the Court consolidated these actions.  Pursuant to the Order, plaintiffs served an amended complaint on July 5, 2002 that alleged that the defendants made false and misleading statements about the prospects of Silicon Film during the period January 6, 2000 to September 15, 2001, inclusive.  The amended complaint asserted claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and SEC Rule 10b-5, and sought damages of an unspecified amount.  Defendants’ time to answer or otherwise respond to the amended complaint was September 2002, at which time the Company filed a motion to dismiss the amended complaint.  This motion was heard on May 5, 2003, at which time the Court dismissed the amended complaint, but granted the plaintiffs leave to further amend their complaint within 20 days.  The plaintiffs filed a second amended complaint on May 27, 2003, reasserting the claims made previously, primarily on the basis of purported greater particularity. The Company filed a motion to dismiss the second amended complaint on June 24, 2003.  The Company’s motion to dismiss is presently scheduled to be heard by the Court on September 22, 2003.

          There has been no discovery to date and no trial has yet been scheduled in this matter.  The Company believes that it has meritorious defenses to the plaintiffs’ allegations and intends to assert these defenses vigorously if the action proceeds beyond the Company’s most recent motion to dismiss.  Failure by the Company to obtain a favorable resolution of claims set forth in the second amended complaint could have a material adverse effect on the Company’s business, results of operations and financial condition.  Currently, the amount of such material adverse effect cannot reasonably be estimated (See Part II, Item 1. Legal Proceedings).

Note 11 – Patents and Trademarks, Net

            The Company’s intangible assets consist of patents and trademarks related to the Company’s various technologies, 97% of which represent patents. Capitalized costs include amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of patent and trademark applications. These assets are amortized on a straight-line method over their estimated useful life of ten years.   The Company reviews these intangible assets for impairment when and if impairment indicators occur in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).  At June 29, 2003, management believes no indications of impairment existed.

            Patents and trademarks at June 29, 2003 and September 29, 2002 are as follows:

	June 29, 2003	September 29, 2002

	(Unaudited)
Patents and trademarks	$839,400	$694,200
Less accumulated amortization	(168,600)	(113,600)

Patents and trademarks, net	$670,800	$580,600

            The amortization expense for the 39-week period ended June 29, 2003 was $55,000.  The unamortized balance of patents and trademarks is estimated to be amortized as follows:

For the Fiscal Year	Estimated Amortization Expense

2003 (remainder of year)	$18,300
2004	$83,200
2005	$83,200
2006	$83,200
2007	$83,200

Note 12 – Recent Accounting Pronouncements

            The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), effective in the first quarter of fiscal 2003. SFAS 142applies to the amortization and evaluation of goodwill and other intangible assets with indefinite lives.  As the Company does not have goodwill or intangible assets with indefinite lives, the provisions of SFAS 142 regarding the ceasing of amortization and the required minimum annual test for impairment do not apply.   The adoption of SFAS 142 did not have a material impact on the Company’s results of operations or financial condition.

            The Company has also adopted SFAS 144, effective in fiscal 2003. SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including intangible assets. SFAS 144 superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of , and APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The adoption of SFAS 144 did not have a material impact on the Company’s results of operations or financial condition.

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

            In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently evaluating the effect of the adoption of EITF Issue No. 00-21 but do not expect a material impact on our consolidated financial position or results of operations.

            In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), an interpretation of Accounting Research Bulletin No. 51. FIN 46 requires that a company consolidate variable interest entities if that company is subject to a majority of the risk of loss from the entities’ activities or the company receives a majority of the entities’ residual returns. FIN 46 also requires certain disclosure about variable interest entities in which the company has a significant interest, regardless of whether consolidation is required. The Company has no interests in variable interest entities and the adoption of FIN 46 on March 31, 2003, the first day of the Company’s first fiscal period following the issuance of FIN 46, did not have a material impact on the Company’s consolidated financial statements.

            In May 2003, the FASB issued Statement No. 150 (“SFAS 150”), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities.  SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material effect on the Company’s consolidated financial condition or results of operations.

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

          We do not undertake any obligation to revise or update publicly any forward-looking statements for any reason.   Additional information on the various risks and uncertainties potentially affecting our operating results are discussed below and are contained in our publicly filed documents available through the SEC’s EDGAR database (http://www.sec.gov) or from our Investor Relations Department.

Overview

          Historically, we have had had seven operating segments: ATD, Novalog, MPD, MSI, RedHawk, iNetWorks and Corporate Headquarters.  These segments were separately managed, with independent marketing and distribution systems. However, the Company has recently consolidated those operations that are similar across various segments to reduce expenses.  In the past, we also made significant investments to fund research and development for our operating subsidiaries.  To date, other than Novalog, none of these investments have led to subsidiaries contributing material revenues or earnings to our consolidated results of operations.  Accordingly, during fiscal 2001, we adopted a policy to significantly reduce our investments in our subsidiaries for the foreseeable future.  Furthermore, in addition to the consolidation of separate marketing and distribution systems, we have also reorganized our operations to permit all business units, including subsidiaries, to take better advantage of our technical and administrative resources throughout the Company. As a result, we expect to report fewer operating segments starting in fiscal year 2004. We would reconsider our strategy for our subsidiaries if the subsidiaries are able to secure independent funding or enter into a strategic partnership with third parties to separately finance their operations.

Critical Accounting Policies

          A discussion of the critical accounting policies related to accounting estimates is contained in our Annual Report on Form 10-K for the year ended September 29, 2002.  Additionally, expanded discussion related to our revenue recognition and related allowances for contract losses is as follows:

          Our consolidated revenues during the first 39 weeks of fiscal 2003 were primarily derived from contracts to develop prototypes and provide research, development, design, testing and evaluation of complex detection and control defense systems. Our research and development contracts are usually cost plus a fixed fee (best effort) or fixed price, and revenues are recognized as we incur costs and include applicable fees or profits primarily in the proportion that costs incurred bear to estimated final costs. Upon the initiation of each such contract, a detailed cost budget is established for direct labor, material and subcontract support based on our proposal and the required scope of the contract as may have been modified by negotiation with the customer, usually a U.S. government agency or prime contractor.  A program manager is assigned to secure the needed labor, material and subcontract in the program budget to achieve the stated goals of the contract and to manage the deployment of those resources against the program plan.  Our accounting department collects the direct labor, material and invoiced subcontract charges for each program on a weekly basis and provides such information to the respective program managers and the senior operating management of the Company.

          The program managers review and report the performance of their contracts against the respective program plans with our senior operating management, including the President and the Chief Executive Officer, on a monthly basis. These reviews are summarized in the form of estimates of costs to complete the contracts (“ETCs”).  If an ETC indicates a potential overrun against budgeted program resources, it is the responsibility of the program manager to re-plan the program in a manner consistent with customer objectives to eliminate such overrun and to secure necessary customer agreement to such re-plan. To mitigate the financial risk of such re-planning, we attempt to negotiate the deliverable requirements of our R&D contracts to allow as much flexibility as possible in technical outcomes.  Given the inherent technical uncertainty involved in R&D contracts, in which new technology is being invented, explored or enhanced, such contractual latitude is frequently achievable. When re-planning does not appear possible within program budgets, senior management makes a judgment as to whether we plan to supplement the customer budget with company funds or whether the program statement of work will require the additional resources to be expended to meet contractual obligations.  If either determination is made, a provision for contract overrun is accrued based on the most recent ETC of the particular program.

          We provide for anticipated losses on contracts by a charge to income during the period in which a loss is first identified. We adjust the accrual for contract losses quarterly based on the review of outstanding contracts.  Upon closure of the contracts, any associated accrual of anticipated loss is discharged accordingly. Costs in excess of billings under government contracts are accounted for as unbilled accounts receivable. Unbilled accounts receivable are stated at estimated realizable value.

Results of Operations

          Revenues

          Contract research and development revenue (“contract revenue”) consists of amounts earned and realized from funded research and development contracts, largely from U.S. Government customers, primarily conducted by ATD. Our contract revenue for the 13-week period ended June 29, 2003 was $2,054,300, a decrease of $865,200, or 30%, as compared to contract revenue of $2,919,500 for the 13-week period ended June 30, 2002. Contract revenue for the 39-week period ended June 29, 2003 was $8,255,200, an increase of $2,592,900, or 46%, as compared to contract revenue of $5,662,300 for the 39-week period ended June 30, 2002. The 39-week increase in contract revenue between comparable periods of fiscal 2002 and fiscal 2003 and the 13-week decrease in contract revenue between comparable periods of fiscal 2002 and fiscal 2003 are both largely the effect of the approximate $9.6 million Jigsaw contract award to ATD initiated in May 2002 and the timing of subsequent awards. Since the $9.6 million award was received in the third fiscal quarter of fiscal 2002, it contributed only $1.1 million to revenue in the first 39 weeks of that fiscal year. In contrast, the same contract contributed $4.7 million of revenue to the first 39 weeks of fiscal 2003, most of which was realized in the first two fiscal quarters. By the third quarter of fiscal 2003, the $9.6 million award had been largely completed, and subsequent government contracts that had been predicted for receipt during the first or second quarter of fiscal 2003 were only starting to be received.  Subsequent to the receipt of the new contracts, the ramp-up of contract activity required coordination with government customers, reducing the amount of contract revenue that could be realized from the new awards in the 13-week period ended June 29, 3003. The significant effect of the $9.6 million contract, the bulk of which was performed over the last fiscal quarter of 2002 and the first two fiscal quarters of fiscal 2003, combined with the delays in anticipated new government contract awards was the principal cause for the decrease in contract revenue between the comparable 13-week periods while contract revenue increased in the current 39-week period.

          Product sales represent revenues derived from sales of chip and stacked chip products by MPD, Novalog and MSI and software sales by RedHawk.  Our product sales for the 13-week period ended June 29, 2003 were $341,500, a decrease of $661,300, or 66%, compared to product sales of $1,002,900 for the 13-week period ended June 30, 2002.   Product sales for the 39-week period ended June 29, 2003 were $1,789,000, which represented a decrease of $1,264,100 or 41%, from the $3,053,100 of product sales for the 39-week period ended June 30, 2002. These reductions primarily reflected a decrease in Novalog sales attributable to the further decline in the volume of sales of products for Palm Computing, a major end-user of Novalog’s products, and a decline in MPD sales of stacked chip products, which was largely attributable to the reduced level of product requirements in the current 13-week and 39-week periods from an original equipment manufacturer, L-3 Communications.  Purchases of MPD’s products by this manufacturer accounted for approximately 11% of our total revenues in fiscal 2002, and were the primary cause for the increase in MPD’s sales in that fiscal year. However, unlike fiscal 2002, in the 13-week and 39-week periods ended June 29, 2003, L-3 Communications was not a material customer. L-3 Communications has projected an increase in its demand for MPD products for the balance of fiscal 2003, relative to the 13-week and 39-week periods ended June 29, 2003, but has made no guarantees regarding these projections. While we believe that we have retained our existing customer base, the decline in Novalog’s sales in recent periods and the increase in sales of other business units, principally ATD, has resulted in none of Novalog’s customers accounting for more than 10% of our total revenues in either fiscal 2002 or in the 13-week and 39-week periods ended June 29, 2003.  For the 13-week period ended June 29, 2003, approximately 30% of our product sales were realized from Novalog, approximately 61% of product sales were realized from MPD, approximately 8% were realized from MSI and 1% were realized from RedHawk. For the 39-week period ended June 29, 2003, approximately 40% of our products sales were realized from Novalog, approximately 44% of products sales were realized from MPD, approximately 15% were realized from MSI and 1% were realized from RedHawk.

          In the 13-week and 39-week periods ended June 29, 2003, we also received $0 and $28,100, respectively, in royalty revenues related to MPD’s stacked chip products as compared to $18,100 and $23,700 of such revenues of this nature in the corresponding periods of fiscal 2002.  MPD’s royalty revenues did not begin to increase beyond modest initial levels until late in fiscal 2002 as the sales of licensee products incorporating MPD’s technology also began to increase.  Management believes that the lack of royalty income in the current year 13-week period ended June 29, 2003 is related to the timing of orders received by licensees and not necessarily indicative of a trend.

          Due to the increase in contract revenue, total revenues for the 13-week and 39-week periods ended June 29, 2003 were $2,396,700 and $10,081,200, respectively, which represented a decrease of $1,543,800, or 39%, for the comparable 13-week periods and an increase of $1,342,100, or 15%, for the comparable 39-week periods. Based on our current backlog, we anticipate that our contract revenue will continue to represent a majority of our total revenue for the remainder of fiscal 2003 and the foreseeable future.

          Cost of Revenues

          Our cost of contract revenue for the 13-week period ended June 29, 2003 was $1,262,800, which represented a decrease of $489,500, or 22%, as compared to $1,752,300 for the 13-week period ended June 30, 2002. Cost of contract revenue for the 39-week period ended June 29, 2003 was $6,390,800, which represented an increase of $2,592,500, or 68%, as compared to $3,798,300 for the 39-week period ended June 30, 2002. Cost of contract revenues for the current year 39-week period included a net reduction in accrued loss on contracts of approximately $183,000, which was primarily due to changed scope and associated reduction in estimated cost to complete for a large development contract. Taking this accrual reduction into account, the increase in our cost of contract revenue was higher proportionately than the increase in contract revenue itself for the 39-week period ended June 29, 2003 because of the terms of the $9.6 million contract entered into in May 2002, which provided us with limited margins on two large subcontracts that we issued under that program.  These subcontracts were substantially completed in the 39-week period ended June 29, 2003. Cost of contract revenues as a percent of contract revenues increased from 60% and 67% in the 13-week and 39-week periods ended June 30, 2002, respectively, to 61% and 77% in the 13-week and 39-week periods ended June 29, 2003, respectively, largely because of these subcontract terms.

          Our cost of product sales for the 13-weeks ended June 29, 2003 was $448,000, a decrease of $890,600, or 67%, from $1,338,600 for the 13-week period ended June 30, 2002.  The cost of product sales for the 39-week period ended June 29, 2003 was $1,808,400, a decrease of $1,228,500, or 41%, from $3,036,900 for the 39-week period ended June 30, 2002. The 13-week and 39-week reductions were primarily attributable to the corresponding decline in the volume of products sold during those periods in fiscal 2003 versus the comparable periods of fiscal 2002. Cost of product sales as a percentage of product sales were 131% in both the 13 week-periods ended June 30, 2002 and June 29, 2003.  In the 39-week periods, the costs of product sales were also approximately the same, being 101% for the 39-week period ended June 29, 2003 and 100% for the 39-week period ended June 30, 2002. Despite these similarities in the year-to-year period comparisons, the internal composition of the cost of product sales did exhibit differences in the fiscal 2003 periods compared to the fiscal 2002 periods.  During fiscal 2003, there was a shift in mix of product sales toward a greater percentage of stacked chip products sold by MPD, on which margins are higher, as compared to sales of chip products by Novalog that are subject to intense competitive price pressure.  However, this product margin improvement was offset by minimum costs of MPD’s contract with its manufacturing supplier that were not fully absorbed by the lower level of MPD sales during portions of the first 39 weeks of fiscal 2003.  These offsetting characteristics produced results that were coincidentally similar in the fiscal 2003 and fiscal 2002 periods.

          General and Administrative Expense

          General and administrative expense for the 13-week and 39-week periods ended June 29, 2003 was $1,311,300, or 55% of total revenue, and $4,358,400, or 43% of total revenue, respectively.  These figures compared to $1,967,400, or 50% of total revenue, and $5,653,400, or 65% of total revenue, respectively, for the comparable 13-week and 39-week periods ended June 30, 2002.  The current fiscal year figures were reductions of $656,100, or 33%, and $1,295,000, or 23%, respectively, compared to the prior year 13-week and 39-week periods ended June 30, 2002. Approximately $818,900 of the decline in general and administrative expense in the current 39-week period was realized as a result of the downsizing and integration of the support operations of our subsidiaries, with the material decreases being approximately $465,000, $216,900 and $136,800 from reductions at Novalog, iNetWorks and RedHawk, respectively. All but approximately $144,800 of these reductions were a result of reductions in personnel and related expense.  Approximately $661,900 of the decrease in the 39-week period was realized from reduced corporate infrastructure expenses, with the largest components being the elimination of two senior personnel positions and reduced legal expenses. These decreases were partially offset by an increase of $245,900 in general and administrative expense incurred by ATD, largely as a result of increased marketing and bid and proposal activity to support ATD’s revenue growth and by the non-recurring Black-Scholes charge of $56,200 resulting from the grant of options to a consultant.

          Research and Development Expense

          Research and development expense for the 13-week period ended June 29, 2003 was $783,000, which represented an increase of $241,600, or approximately 45%, from $541,400 for the 13-week period ended June 30, 2002.  However, for the aggregate 39-week period ended June 29, 2003, research and development expense declined $91,600, or 6%, to $1,522,200 from $1,613,800 for the 39-week period ended June 30, 2002.  Research and development expense represented approximately 33% of our total revenue for the 13-week period ended June 29, 2003, compared to approximately 14% of our total revenue for the 13-weeks ended June 30, 2002.  For the 39-week period ended June 29, 2003, research and development expense represented approximately 15% of total revenue as compared to approximately 18% for the 39-week period ended June 30, 2002. The difference between the 13-week and 39-week periods of fiscal 2003 is largely the result of a transition period in the ATD contract base during the second and third fiscal quarters of fiscal 2003.  In those fiscal periods, the final phases of the $9.6 million Jigsaw contract received in May 2002 were largely completed, resulting in lower revenues from that source.  The replacement of those revenues from new government contract awards expected in the same interval was delayed, yet staffing was required to be maintained to meet the requirements of those pending contracts when received.  To productively utilize that staffing, manpower was deployed to internal R&D projects.  When the delayed contracts were received, ATD manpower was re-deployed from internally funded R&D to revenue-generating activity under the new contracts. The transitional increase in ATD’s R&D expense for the 39-week period ended June 29, 2002 was partially offset by decreases in R&D expenses of subsidiaries.  The largest such decrease, approximately $560,600 in the 39-week period ended June 29, 2003, was attributable to the license of MSI’s gyro technology to a third party for automotive applications. Research and development expense in the first 39 weeks of fiscal 2002 included expenses related to the development of the automotive application of MSI’s gyro technology, which expenses are the responsibility of the licensee of that technology in fiscal 2003.

          Interest and Other Expense/Income

          Interest expense for the 13-week and 39-week periods ended June 29, 2003 was $20,400 and $138,300, respectively, which represented a reduction of $59,000, or 74%, from interest expense for the 13-week period ended June 30, 2002 and an increase of $30,100, or 28%, from interest expense of the 39-week period ended June 30, 2002.  Both variances were primarily due to differences in timing and amount of short-term receivables financing employed during the respective periods. We have been employing such short-term receivables financing since the latter half of fiscal 2002 to address our cash flow needs resulting from our negative working capital.

          Other expense for the 39-week period ended June 29, 2003 was $238,800 and included $239,000 of losses on the disposal of semiconductor processing equipment offset by a small gain in the disposal of a surplus computer.  No comparable expense was incurred in the 39-week period ended June 30, 2002.

          The interest component of interest and other income for the 13-week and 39-week periods ended June 29, 2003 was $100 and $100, respectively, representing a decrease of $3,800 and $10,600, respectively, from $3,900 and $10,700 received in the 13-week and 39-week periods, respectively, ended June 30, 2002.  This decrease resulted from the liquidation of Novalog’s $400,000 certificate of deposit at the beginning of fiscal 2003.  This decrease was offset in the current year periods by a non-recurring tax refund in the amount of $4,600.  No comparable refund was received in the periods ended June 30, 2002.

          Liquidity and Capital Resources

          At June 29, 2003, we had consolidated cash and cash equivalents of $312,800, which represented a decrease of $383,500 from cash and cash equivalents of $696,300 as of September 29, 2002. This decrease was largely the result of our losses experienced in the 39-week period ended June 29, 2003 combined with retirement of a significant amount of our overdue payables, which was offset by various equity financings during the same period.

          Cash from operating activities in the first 39 weeks of fiscal 2003 as compared to the first 39 weeks of fiscal 2002 reflected variances in a relatively few sources of cash and major variances in two uses.  From the standpoint of uses, net loss decreased to $4,381,400 in the 39-week period ended June 29, 2003 as compared to $5,399,900 in the 39-week period ended June 30, 2002, representing an improvement of $1,108,500 in the current year period, which reduced our cash used in operating activities in the current fiscal year. This decrease in cash used in operating activities was offset in part in the current period by changes in accounts payable and accrued expenses.  In the 39-week period ended June 29, 2003, we used $1,882,200 to decrease our accounts payable and accrued expenses, while in the 39-week period ended June 30, 2002, changes in these balance sheet items actually generated cash of $523,400.  This variance of $2,405,600 represented the largest difference in the use of cash in operating activities between the fiscal 2003 and fiscal 2002 39-week periods and was partially due to the rapid increase of subcontractor activity on the $9.6 million Jigsaw contract received in the third fiscal quarter of 2002.  At September 29, 2002, accounts payable related to that contract exceeded $1.6 million. To maintain the accelerated schedule of this contract, we used cash in the first 39 weeks of fiscal 2003 to reduce these payables. No comparable concentration of payables existed at the start of the 2002 fiscal year. In addition, the use of cash to reduce payables in the fiscal 2003 period reflected our decision to maintain a more current status in our accounts payable, except for certain negotiated accounts, since our working capital position had improved in fiscal 2003 largely due to equity financings.

          From the standpoint of sources, decreases in accounts receivable during the 39-week period ended June 30, 2002 generated $763,600 in cash from operating activities, while the same source generated approximately twice that amount, $1,526,500, in the 39-week period ended June 29, 2003.  We believe that this difference did not reflect a trend, but was simply the consequence of larger contracts in the fiscal 2003 period that amplified the effect of collection of invoices near the end of the reporting period.  A source of cash that experienced a variance in the opposite direction during the current year period was the use of common stock to pay operating expenses.  In the 39-week period ended June 30, 2002, $1,703,600 was generated by this mechanism, but only $299,700 was realized by the use of common stock to pay operating expenses in the 39-week period ended June 29, 2003, representing a difference of $1,403,900. This decrease was largely due to the specific desires of creditors in the respective periods rather than any fundamental trend, and we believe is not necessarily indicative of our ability to utilize such a mechanism to pay operating expenses in the future.  Customer advances represented a source of cash during the 39-week period ended June 29, 2003, generating cash of $266,000 as compared to the $81,900 reduction of such advances experienced in the 39-week period ended June 30, 2002.

          Other variances of cash used in operating activities on a period-to-period basis were much less significant. The outcome of all variances resulted in net cash used in operating activities of $2,618,900 for the 39-week period ended June 29, 2003 as compared to $1,357,200 of cash used in operating activities in the first 39 weeks of fiscal 2002.

          We used $533,200 of cash in investing activities in the first 39 weeks of fiscal 2003, which is comparable to the $522,400 of such use in the first 39 weeks of fiscal 2002. The largest such use in both fiscal year periods was investment in capital facilities and equipment.  In the 39-week period ended June 29, 2003, we invested $788,000 in capital facilities and equipment, which included approximately $329,200 in specialized design software and $210,200 of additional construction in progress for equipment to support the increase funded contract activity of ATD. At June 29, 2003, all of our construction in progress related to ATD’s business, although some of it has been underway since fiscal 2001 in contemplation of possible early requirements to also provide ATD support to the iNetWorks router development.  Absent financing of that router development, the completion of these construction projects has been stretched out to conserve cash.  However, with the revenue growth experienced by ATD in fiscal 2002, the first 39-weeks of fiscal 2003 and contemplated for the balance of fiscal 2003, it is anticipated that most of these facility construction projects will be completed and placed into service by the end of fiscal 2003. Except for lease agreements for the acquisition of capital equipment that had been entered into prior to fiscal 2003, we had no other material capital commitments as of June 29, 2003.  In addition to the investments in capital facilities and equipment, we also invested $145,200 in patents during the first 39 weeks of fiscal 2003, which reflects an increase of $30,900 as compared to the comparable period of fiscal 2002, with the increase largely due to preparation for launch of new products by ATD.  These investments were offset by the $400,000 in proceeds resulting from the cancellation of Novalog’s line of credit and the liquidation of the corresponding certificate of deposit that had been used for collateral against that line.  We took this action to reduce our net interest expense.

          We have historically funded our operations through equity financings, and to a lesser extent through receivables financing, and anticipate that we will continue to rely on these sources of funding to some degree for at least the next twelve months.  However, we cannot assure you that such financing will be available on a timely basis, on acceptable terms or at all.  During the first 39 weeks of fiscal 2003, we generated net cash of $2,768,600 from financing activities, an amount comparable to the $2,622,300 generated by financing activities during the first 39 weeks of fiscal 2002.  Cash provided by financing activities in fiscal 2003 included a net of $1,046,100 from the sale of Series E preferred stock in December 2002, and $1,742,200 from the sale of common stock and common stock warrants less $33,000 of expenses accrued and paid in fiscal 2003 for a financing completed in the last quarter of fiscal 2002.  In addition, we realized $667,200 from the exercise of options by employees and warrants by investors during the 39-week period ended June 29, 2003.  These equity proceeds were offset by the $400,000 retirement of Novalog’s credit line, the repayment of $150,000 due pursuant to promissory notes and $103,900 of principal payments on capital leases. Other than the $39,700 long-term and $34,600 short-term obligations of capital leases that remained outstanding at June 29, 2003, these actions completely retired all of our other debt obligations.

          Working Capital Deficit

          The effect of the equity financings that we closed and contractually committed during the first 39 weeks of fiscal 2003, when combined with our operating results, reduced our consolidated working capital deficit from $1,483,200 at September 29, 2002 to $211,300 at June 29, 2003, the lowest this figure has been in over two years.  This reduction was achieved despite the delay in receipt of new government contracts and the resulting net losses.  Although our working capital position has materially improved since the beginning of the 2003 fiscal year, we anticipate that we will have to continue to engage in relatively expensive short-term receivables financing arrangements to some degree in order to meet our working capital needs for the next twelve months.   In addition, unless and until our revenue growth meets our expectations and supports profitable operations or we raise additional capital, neither of which we can guarantee, we expect that we will continue to have negative working capital and, therefore, could be susceptible to liquidity risks that could disrupt our operations.

          At June 29, 2003, our funded backlog was approximately $5.1 million as compared to approximately $1.8 million at September 29, 2002 and $5.5 million at June 30, 2002.

          Contracts with government agencies may be suspended or terminated by the government at any time, subject to certain conditions.  Similar termination provisions are typically included in agreements with prime contractors.  We have experienced early termination of our contracts on three occasions in over twenty years of operating history, but current world tensions could impact government contracts and spending in an unpredictable manner.  We cannot guarantee that we will not experience suspensions or terminations in the future.  Any such suspension or termination, if material, could cause a disruption of our revenue stream, could adversely affect our results of operations and could result in employee lay-offs.

RISK FACTORS

          Our future operating results are highly uncertain.  Before deciding to invest in our common stock or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in our Annual Report on Form 10-K, and in our other filings with the SEC, including any subsequent reports filed on Forms 10-Q and 8-K.  The risks and uncertainties described below are not the only ones that we face.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business and results of operations.  If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed.  In that event, the market price for our common stock could decline and you may lose all or part of your investment.

          We have historically generated substantial losses, which, if continued, could make it difficult to fund our operations or successfully execute our business plan, and could adversely affect our stock price. Since its inception, the Company has historically generated net losses in most of its fiscal periods.  We experienced net losses of approximately $4.4 million for the 39-week fiscal period ended June 29, 2003, $6.0 million for the fiscal year ended September 29, 2002 and $14.6 million for the year ended September 30, 2001.  In recent years, much of our losses were incurred as a result of our significant investments in our development stage operating subsidiaries.  While we have significantly reduced our investment in our subsidiaries and correspondingly have reduced our net losses, we cannot assure you that we will be able to achieve or sustain profitability on a quarterly or annual basis in the future.  In addition, because a large portion of our expenses are fixed, we generally are unable to reduce expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues.  The contract delays in the 39-week period ended June 29, 2003 resulted in our incurring unanticipated operating expenses to keep personnel on staff while the contracts were pending with no corresponding revenues.  Such factors could cause us to continue to experience net losses, which will make it difficult to fund our operations and achieve our business plan, and could cause the market price of our common stock to decline.

          We may need to raise additional capital in the future, and additional funds may not be available on terms that are acceptable to us, or at all.  We have generated significant net losses in recent periods, and experienced negative cash flows from operations in the amount of approximately $2.6 million for the 39-week fiscal period ended June 29, 2003, approximately $1.4 million for the fiscal year ended September 29, 2002 and approximately $10.2 million for the fiscal year ended September 30, 2001. As a result of these significant losses, we have historically funded our operations through multiple equity financings, and to a lesser extent through receivable financing, and we anticipate that we will continue to rely on such funding for at least the foreseeable future. To offset the financial effects of these negative cash flows, we sold approximately 2.5 million shares of our common stock, adjusted to give effect to our 1-for-20 reverse stock split of September 2001, in various financing transactions in fiscal years 2002, 2001 and 2000, raising aggregate net proceeds of approximately $25.2 million. When combined with various non-cash transactions to retire payables and expenses, the amount of common stock we issued in that three fiscal year period exceeded 5.2 million shares, approximately 300% of the shares outstanding at the beginning of the period, resulting in significant dilution to our existing stockholders. In the fiscal quarter ended December 29, 2002, we sold Series E convertible preferred stock, which was convertible into between 800,000 and approximately 1.4 million shares of our common stock for net proceeds of approximately $1.0 million.  In the second fiscal quarter ended March 30, 2003, we sold 750,000 shares of common stock and warrants to purchase 375,000 common shares for net proceeds of approximately $780,000. In our third fiscal quarter ended June 29, 2003, we sold approximately 769,200 shares of our common stock for net proceeds of approximately $990,000 and agreed to sell an additional 750,000 common shares and warrants to purchase 200,000 common shares for gross proceeds of approximately $1.1 million. As a result, at July 31, 2003, we had approximately 11.4 million shares of common stock outstanding as compared to approximately 7.0 million outstanding at the start of fiscal 2003. At June 29, 2003, we had consolidated negative working capital of approximately

$211,300. We cannot guarantee that we will be able to generate sufficient funds from our operations to meet our immediate working capital needs.  In addition, our current growth plans require certain equipment, facility and product development expenditures that cannot be funded from cash generated from operations unless and until our current liabilities are substantially retired.  Accordingly, although we expect to recover some working capital through the billings on the new government contracts that were recently received, we anticipate that we may need to raise additional capital in the near future. We cannot assure you that any additional capital may be available on a timely basis, on acceptable terms, or at all. If we are not able to obtain additional capital, our business, financial condition and results of operations will be materially adversely affected.

We anticipate that our capital requirements will depend on many factors, including:

•	our ability to procure additional government research and development contracts;

•	our ability to control costs;

•	our ability to commercialize our technologies and achieve broad market acceptance for such technologies;

•	the timing of payments and reimbursements from government and other contracts;

•	research and development funding requirements and required investments in our subsidiaries;

•	increased sales and marketing expenses;

•	technological advancements and competitors’ response to our products;

•	capital improvements to new and existing facilities;

•	our relationships with customers and suppliers; and

•	general economic conditions including the effects of the continuing economic slowdown, the slump in the semiconductor market, acts of war and the current international conflicts.

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

          Financing, if available, could result in significant costs to us, even if not consummated.   In certain circumstances, it is possible that we could experience very substantial transaction costs or break-up fees in connection with efforts to obtain financing.  For example, we entered into a non-binding letter of intent related to the possible financing of our iNetWorks subsidiary in 2001 that obligated us to pay $1.0 million to the investor if we had rejected the financing. Although we ultimately were not required to pay this break-up fee because it was the investor, not us, that withdrew from the agreement, it is not uncommon for prospective investment agreements to contain similar contractual provisions.  Financings, in general, also require a significant amount of management’s time and can distract us from executing our business plan.  Furthermore, the costs and expenses of such financings, including legal and accounting fees, can significantly increase our operating expenses.

          If we are not able to commercialize our technology, we may not be able to increase our revenues or achieve or sustain profitability. Since commencing operations, we have developed technology, principally under government research contracts, for various defense-based applications.  Contract research and development revenue accounted for approximately 69% of our total revenues for the year ended September 29, 2002 and approximately 82% of our total revenues for the 39 weeks ended June 29, 2003.  However, since our margins on government contracts are generally limited, and our revenues from such contracts are tied to government budget cycles and influenced by numerous political and economic factors beyond our control, and are subject to our ability to win additional contracts, our long-term prospects of realizing significant returns from our technology or achieving and maintaining profitability will likely also require penetration of commercial markets. In prior years, we have made significant investments to commercialize our technologies without significant success.  These efforts included the purchase and later shut down of the IBM cubing line, the formation of the Novalog, MSI, Silicon Film, RedHawk and iNetWorks subsidiaries and the development of various stacked-memory products intended for military, aerospace and commercial markets.  While these changes have developed new revenue sources, they have not yet resulted in consolidated profitability to date, and a majority of our total revenues for the year ended September 29, 2002 and the first 39 weeks of fiscal 2003 were still generated from contract research and development.  Only our Novalog subsidiary has experienced periods of profitability, and that subsidiary is not currently profitable primarily due to the decline in the sales of Palm PDAs, the largest end use application of Novalog’s products.  We are currently focusing on introducing a line of stacked memory products incorporating Ball Grid Array or BGA attachment technology because we believe emerging commercial demand exists for such products. We are currently dedicating significant development resources and funding to pursue the commercialization of our BGA stacking technology. However, if our perceptions are incorrect or we fail to successfully complete development, introduce and achieve market penetration for these products, our total revenues will not be sufficient to fully absorb our present indirect expenses and achieve profitability. We cannot assure you that our BGA products or present or contemplated future products will achieve broad market acceptance in commercial marketplaces, and if they do not, our business, results of operations and financial condition will be materially and adversely affected.

          If we are not able to obtain market acceptance of our new products, our revenues and results of operations will be adversely affected. We focus on markets that are emerging in nature.  Market reaction to new products in these circumstances can be difficult to predict.  Many of our planned products, including our new stacked BGA products, incorporate our chip stacking technologies that have not yet achieved broad market acceptance.  We cannot assure you that our present or future products will achieve market acceptance on a sustained basis.  In addition, due to our historical focus on research and development, we have a limited history of competing in the intensely competitive commercial electronics industry.  As such, we cannot assure you that we will be able to successfully develop, manufacture and market additional commercial product lines or that such product lines will be accepted in the commercial marketplace.  If we are not successful, our ability to generate revenues and our business, financial condition and results of operations will be adversely affected.

          We are defendants in a class-action stockholders lawsuit, an unfavorable outcome of which could harm our ability to continue our operations, and the defense of which is also substantially increasing our on-going operating expenses.  We have been sued in a securities class action by certain stockholders who allege that we made false and misleading statements about the prospects of our Silicon Film subsidiary during the period January 6, 2000 to September 15, 2001, inclusive.  The complaint asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, and seeks damages of an unspecified amount.    We believe that the class action is without merit and have retained counsel to vigorously defend against the lawsuit. The defense of this lawsuit increased our legal expenses by $250,000 in fiscal 2002.  In addition, the outcome of any litigation is inherently uncertain, and we may not be able to satisfy an unfavorable outcome in this litigation, which could cause us to discontinue our  operations.

          Our common stock may be delisted from the Nasdaq SmallCap Market if our stock price declines further or if we cannot maintain Nasdaq’s minimum net worth listing requirements. In such case, the market for your shares may be limited, and it may be difficult for you to sell your shares at an acceptable price, if at all.   Our common stock is currently listed on the Nasdaq SmallCap Market.  Among other requirements, to maintain this listing, our common stock must continue to trade above $1.00 per share.  In July 2001, our stock had failed to meet this criterion for over 30 consecutive trading days.  As a result, in accordance with Marketplace Rule 4310(c)(8)(B), we were notified by Nasdaq that we had 90 calendar days or until October 2001 to regain compliance with this Rule by reestablishing a sales price of $1.00 per share or greater for ten consecutive trading days.  To regain compliance, we sought and received approval from our stockholders to effect a 1-for-20 reverse split of our common stock that became effective in September 2001, resulting in recompliance by the Nasdaq deadline.  However, subsequent to the reverse split, our stock has, at various times, traded close to or below the $1.00 per share minimum standard, and we cannot assure you that the sales price of our common stock will continue to meet Nasdaq’s minimum listing standards.  At August 5, 2003, the closing sales price of our common stock on the Nasdaq SmallCap Market was $1.60 per share.

          In addition to the price requirement, in the absence of sustained profitability, we must also meet at least one of the three following additional standards to maintain our Nasdaq listing: (1) maintenance of stockholders’ equity at $2.5 million or greater, (2) maintenance of a market capitalization figure in excess of $35 million as measured by market prices for trades executed on Nasdaq, or (3) net income from continuing operations of $500,000 in the latest fiscal year or two of the last three fiscal years.  In July 2001, Nasdaq notified us that we were deficient with respect to all of these additional standards based on our financial statements as of April 1, 2001.  In August 2001, Nasdaq advised us that, based on updated information, we had reestablished compliance with the $35 million market capitalization standard.  However, the subsequent decline in the price of our common stock resulted in another deficiency notice from Nasdaq in August 2001. At that time, we did not comply with either the market capitalization standard or the stockholders’ equity standard.  However, based solely on improvements in our stockholders’ equity resulting from the net gain of approximately $0.9 million realized from the discontinuance of operations of our Silicon Film subsidiary in September 2001, we were able to meet the minimum stockholders’ equity standard.  In November 2001, Nasdaq notified us that we had reestablished compliance.  Although we are currently in compliance with Nasdaq’s listing maintenance requirements, we cannot assure you that we will be able to maintain our compliance with these requirements in the future.  If we fail to meet these or other listing requirements, our common stock could be delisted, which would eliminate the primary market for your shares of common stock.  As a result, you may not be able to sell your shares at an acceptable price, if at all.  In addition, such delisting may make it more difficult for us to raise additional capital in the future since we may no longer qualify to register shares on a form S-3 registration statement and due to the reduced market for our shares.

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

          Our stock price has been subject to significant volatility. You may not be able to sell your shares of common stock at or above the price you paid for them.  The trading price of our common stock has been subject to wide fluctuations in the past.  Since January 2000, our common stock has traded at prices as low as $0.75 per share and as high as $375.00 per share (after giving effect to the 1-for-20 reverse stock split effected in September 2001).  We may not be able to increase or sustain the current market price of our common stock in the future.  As such, you may not be able to resell your shares of common stock at or above the price you paid for them.  The market price of the common stock could continue to fluctuate in the future in response to various factors, including, but not limited to:

•	quarterly variations in operating results;

•	our ability to control costs and improve cash flow;

•	our ability to introduce and commercialize new products and achieve broad market acceptance for our products;

•	announcements of technological innovations or new products by us or our competitors;

•	changes in investor perceptions;

•	economic and political instability, including acts of war, terrorism and continuing international conflicts;

•	new products or product enhancements by our competitors; and

•	changes in earnings estimates or investment recommendations by securities analysts.

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

          Our government-funded research and development business depends on a limited number of customers, and if any of these customers terminate or reduce their contracts with us, or if we cannot obtain additional government contracts in the future, our revenues will decline and our results of operations will be adversely affected.  In the fiscal year ended September 29, 2002, all of our revenues from government agencies were derived from three governmental agencies, the U.S. Navy, the U.S. Air Force and the U.S. Army. The Air Force accounted for approximately 5% of our total revenues in fiscal 2002, but the U.S. Army and the U.S. Navy accounted for approximately 46% and 16%, respectively, of our total revenues in fiscal 2002. In addition, approximately 1% of our total revenues in fiscal 2002 was derived from subcontracts from a limited number of prime government contractors. For the 39 weeks ended June 29, 2003, our revenue from government agencies was dominated by the U.S. Army, which accounted for 57% of our total revenues, largely due to the effects of the $9.6 million Jigsaw contract awarded in the third fiscal quarter of 2002.  No other government agencies accounted for more than 10% of our total revenues in the 39-week period ended June 29, 2003. Although we ultimately plan to shift our focus to include the commercialization of our technology, we expect to continue to be dependent upon research and development contracts with federal agencies and their contractors for a substantial portion of our revenues for the foreseeable future. Our dependency on a few contract sources increases the risks of disruption in this area of our business or significant fluctuations in quarterly revenue, either of which could adversely affect our consolidated revenues and results of operations.

          Because we currently depend on government contracts and subcontracts, we face additional risks related to contracting with the federal government, including federal budget issues and fixed price contracts.  General political and economic conditions, which cannot be accurately predicted, directly and indirectly may affect the quantity and allocation of expenditures by federal agencies.  Even the timing of incremental funding commitments to existing, but partially funded, contracts can be affected by these factors.  Therefore, cutbacks or re-allocations in the federal budget could have a material adverse impact on our results of operations as long as research and development contracts remain an important element of our business.  Obtaining government contracts may also involve long purchase and payment cycles, competitive bidding, qualification requirements, delays or changes in funding, budgetary constraints, political agendas, extensive specification development and price negotiations and milestone requirements.  Each government agency also maintains its own rules and regulations with which we must comply and which can vary significantly among agencies.  Governmental agencies also often retain some portion of fees payable upon completion of a project and collection of these fees may be delayed for several months or even years, in some instances.  In addition, an increasing number of our government contracts are fixed price contracts which may prevent us from recovering costs incurred in excess of its budgeted costs.  Fixed price contracts require us to estimate the total project cost based on preliminary projections of the project’s requirements.  The financial viability of any given project depends in large part on our ability to estimate such costs accurately and complete the project on a timely basis.  In the fiscal year ended September 29, 2002, we completed fixed-price contracts with an aggregate value of $1,969,900.  We experienced approximately $307,800 in overruns on those contracts, representing approximately 16% of the aggregate funded amount. In the 39-week period ended June 29, 2003, we completed fixed-price contracts with an aggregate value of $2,171,500.  We experienced approximately $298,400 in overruns on those contracts, representing approximately 14% of the aggregate funded amount. While overruns in both the fiscal 2002 and fiscal 2003 periods were largely discretionary in nature, we may not be able to achieve or improve upon this performance in the future since each contract has its own unique technical and schedule risks.  In the event our actual costs exceed the fixed contractual cost, we will not be able to recover the excess costs.  Some of our government contracts are also subject to termination or renegotiation at the convenience of the government, which could result in a large decline in revenue in any given quarter.  Although government contracts have provisions providing for the reimbursement of costs associated with termination, the termination of a material contract at a time when our funded backlog does not permit redeployment of our staff could result in reductions of employees.  In April 1999, we experienced the termination of one of our contracts, but this termination did not result in the non-recovery of costs or layoff of employees.  We also have had to reduce our staff from time-to-time because of fluctuations in our funded government contract base. In addition, the timing of payments from government contracts is also subject to significant fluctuation and potential delay, depending on the government agency involved.  Any such delay could result in a temporary shortage in our working capital.  Since nearly 70% of our total revenues in the year ended September 29, 2002 and approximately 84% of our total revenues in the 39-week period ended June 29, 2003 were derived directly or indirectly from government contracts, these risks can significantly affect our business, results of operations and financial condition.

          The significant military operations in Iraq or elsewhere may require diversions of government research and development funding, thereby causing disruptions to our contracts or otherwise adversely impact our revenues.  In the near term, the funding of U.S. military operations in Iraq or elsewhere may cause disruptions in funding of government contracts.  Since military operations of such magnitude are not routinely included in U.S. defense budgets, supplemental legislative funding actions are required to finance such operations.  Even though such legislation has been enacted with respect to initial operations in Iraq, it may not be adequate for ongoing operations, causing other defense funding sources to be temporarily or permanently diverted. Such diversion could produce interruptions in funding or delays in receipt of our research and development contracts, causing disruptions and adverse effects to our operations.  In addition, concerns about the war in Iraq and recent international conflicts, the lingering effects of September 11, 2001 and other terrorist and military activity has resulted in a continuing downturn in worldwide economic conditions.  These conditions make it difficult for our customers to accurately forecast and plan future business opportunities, in turn making it difficult for us to plan our current and future allocation of resources and increasing the risks that our results of operations could be adversely effected.

          Significant sales of our common stock in the public market will cause our stock price to fall.  As of July 31, 2003, we had approximately 11.4 million shares of common stock outstanding, all but 750,000 of which were freely tradable, other than restrictions imposed upon our affiliates. The average trading volume of our shares in July 2003, however, was only approximately 61,000 shares per day.  Accordingly, the freely tradable shares are significantly greater in number than the daily average trading volume of our shares.  If the holders of the freely tradable shares were to sell a significant amount of our common stock in the public market, the market price of our common stock would likely be significantly adversely affected.

          Our stock price could decline because of the potentially dilutive effect of our recent convertible preferred stock financing. In December 2002, we issued $1,200,000 of Series E stock to an accredited institutional investor.  Because of our current stock price and the conversion provisions of the Series E stock, after giving effect to the conversion of $100,000 worth of the Series E stock in March 2003, $200,000 worth of the Series E stock in April 2003, $200,000 worth of the Series E stock in May 2003, and $350,000 worth of the Series E stock in June 2003 we could be required to issue between 233,333 and 275,591 additional shares of our common stock to this investor upon conversion of the balance of the Series E stock, which could further reduce our stock price and result in substantial dilution to our existing stockholders.  Additionally, we have issued this investor a warrant to purchase up to an additional 250,000 shares of our common stock at a discounted weighted average trading price upon conversion of the Series E stock, which could further adversely affect our stock price and contribute to further dilution.  Under no circumstances can the aggregate number of shares issuable upon conversion of the Series E convertible preferred stock and exercise of the warrants exceed 19.99% of our common shares outstanding at that time.

          We also depend on a limited number of non-government customers. The loss of any such customer could seriously impact our consolidated revenues and harm our business.  Our existing product sales have largely been derived from our Novalog subsidiary, which is heavily dependent upon sales to a limited number of original equipment manufacturers, four of which, Flextronics, MSL, Interlogix and Inventec Electronics, accounted for approximately 15%, 8%, 8%, and 7%, respectively, of our product sales in fiscal 2002.  Three of these four OEMs are suppliers to Palm Computing.  A majority of Novalog’s product sales in fiscal 2000, fiscal 2001, fiscal 2002 and the first 39-week period of fiscal 2003 were derived from sales for use in Palm’s products.  As such, the decline in Palm’s business beginning in fiscal 2001 was a primary cause of the 29% decline in Novalog’s sales for that period and the approximately 54% decline in Novalog’s sales for fiscal 2002 as compared to fiscal 2001.  Novalog has had to significantly downsize its operations to reflect this decline in business of its primary customer. The planned business models of our MicroSensors and iNetWorks subsidiaries have similar expected dependencies on a limited number of OEM customers.  Disruption of any of these relationships could materially and adversely affect our consolidated revenues and results of operations.

          If we are not able to adequately protect or enforce our patent or other intellectual property rights, our ability to compete in our target markets could be materially and adversely affected.  We believe that our success, and that of our subsidiaries, will depend, in part, on the strength of our existing patent protection and the additional patent protection that we and our subsidiaries may acquire in the future.  As of June 29, 2003, we held 47 U.S. patents and 16 foreign patents and had other patent applications pending before the U.S. Patent and Trademark Office as well in as various foreign jurisdictions.  It is possible that any existing patents or future patents, if any, could be challenged, invalidated or circumvented, and any right granted under these patents may not provide us with meaningful protection from competition.  Despite our precautions, it may be possible for a third party to copy or otherwise obtain and use our products, services or technology without authorization, to develop similar technology independently or to design around our patents.  In addition, we treat technical data as confidential and generally rely on internal nondisclosure safeguards, including confidentiality agreements with employees, and on laws protecting trade secrets, to protect proprietary information.  We cannot assure you that these measures will adequately protect the confidentiality of our proprietary information or that others will not independently develop products or technology that are equivalent or superior to ours.

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

          Our international operations are subject to many inherent risks, any of which may adversely affect our business, financial condition and results of operations.  Approximately 6% of our total revenues in the fiscal year ended September 29, 2002 and 5% of our total revenues in the 39-week period ended June 29, 2003 was derived from sales outside the United States.  In the future, we intend to expand our international business activities.  International operations are subject to many inherent risks that may adversely effect our business, financial condition and operating results, including:

•	political, social and economic instability, including the impact of the military operations in Iraq;

•	trade restrictions;

•	the imposition of governmental controls;

•	exposure to different legal standards, particularly with respect to intellectual property;

•	burdens of complying with a variety of foreign laws;

•	import and export license requirements and restrictions of the United States and each other country in which we operate;

•	unexpected changes in regulatory requirements;

•	foreign technical standards;

•	fluctuations in currency exchange rates;

•	difficulties in managing foreign operations and collecting receivables from foreign entities; and

•	potentially adverse tax consequences.

          We may be subject to additional risks.  The risks and uncertainties described above are not the only ones we face.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also adversely affect our business operations.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

          None.

Item 4.    Controls and Procedures.

           (a)    Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures are adequately designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms.

           (b)    Changes in internal control over financial reporting. During the most recent fiscal quarter covered by this Report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

          From February 14, 2002 to March 15, 2002, five purported class action complaints were filed in the United States District Court for the Central District of California against the Company, certain of its current and former officers and directors, and an officer and director of its former subsidiary Silicon Film Technologies, Inc.  By stipulated Order dated May 10, 2002, the Court consolidated these actions.  Pursuant to the Order, plaintiffs served an amended complaint on July 5, 2002.  The amended complaint alleged that defendants made false and misleading statements about the prospects of Silicon Film during the period January 6, 2000 to September 15, 2001, inclusive.  The amended complaint asserted claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and SEC Rule 10b-5, and sought damages of an unspecified amount.  Defendants’ time to answer or otherwise respond to the amended complaint was September 2002, at which time the Company filed a motion to dismiss the amended complaint.  This motion was heard on May 5, 2003, at which time the Court dismissed the amended complaint, but granted the plaintiffs leave to further amend their complaint within 20 days.  The plaintiffs filed a second amended complaint on May 27, 2003, reasserting the claims made previously, primarily on the basis of purported greater particularity. The Company filed a motion to dismiss the second amended complaint on June 24, 2003.  The Company’s motion to dismiss is presently scheduled to be heard by the Court on September 22, 2003.

          There has been no discovery to date and no trial has yet been scheduled.  The Company believes that it has meritorious defenses to the plaintiffs’ allegations and intends to assert these defenses vigorously if the action proceeds beyond the Company’s most recent motion to dismiss.  Failure by the Company to obtain a favorable resolution of claims set forth in the second amended complaint could have a material adverse effect on the Company’s business, results of operations and financial condition.  Currently, the amount of such material adverse effect cannot reasonably be estimated.

Item 2.  Changes in Securities and Use of Proceeds

          In April 2003, we sold 769,231 shares of unregistered common stock to an accredited investor, the Irvine Sensors Corporation Cash or Deferred & Stock Bonus Plan Ret. Plan for the benefit of John C. Carson. The aggregate purchase price for the shares purchased for the benefit of Mr. Carson was $1,000,000.  Mr. Carson is the President of Irvine Sensors.  The proceeds from this financing were used to support our operations and working capital requirements. We believe that the issuance of these securities was exempt from registration under Section 4(2) of the Act.

          In June 2003, we entered into a securities purchase agreement with two accredited institutional investors pursuant to which we agreed to issue 750,000 shares of common stock for gross proceeds of $1,050,000.  Pursuant to the terms of this agreement, we also agreed to issue to these investors warrants to purchase 200,000 shares of common stock.  These warrants (a) have an exercise price of $2.25 per share, (b) expire on June 30, 2006, (c) are redeemable at our option for $0.01 if our common stock trades over $3.00 per share for thirty (30) consecutive business days and (d) are only exercisable for a number of whole shares so that, when aggregated with the number of shares beneficially owned by the holder and/or the deemed beneficial owner of the underlying shares, the beneficial ownership of our common stock (as calculated pursuant to Rule 13d-3 of the Securities Exchange Act of 1934, as amended) beneficially owned by the holder and/or the deemed beneficial owner of the underlying shares, is not more than 9.99% of our common stock then outstanding.  We received the cash proceeds related to this transaction on the first day of the subsequent quarterly period. These proceeds were used to support our operations and working capital requirements. In connection with this transaction, we issued commission warrants to an accredited institutional investor to purchase 52,500 shares of our common stock at an exercise price of $1.40 per share.  The commission warrants expire on June 30, 2006. We believe that the issuance of these securities was exempt from registration under Section 4(2) of the Act.

Item 6.  Exhibits and Reports on Form 8-K

        (a)    Exhibits.

10.1

Subscription Agreement dated as of April 29, 2003 by and between the Registrant and Securities Trust Company TTEE Irvine Sensors Corporation Cash or Deferred & Stock Bonus Plan Ret. Plan FBO:  John  Carson (Incorporated by reference to Exhibit 4.4 filed with the Registrant’s Registration Statement on Form S-3 (File No. 333-105064) filed with the Commission on May 7, 2003)

10.2	Government Contract NRO000-03-C-0139 dated April 4, 2003

10.3	Modification P00004 of Government Contract DAAB07-02-C-P608 dated April 18, 2003

10.4	Government Contract MDA972-03-C-0052 dated April 21, 2003

10.5	Common Stock Purchase Agreement between the Registrant and Mercator Momentum Fund, LP and Mercator Momentum Fund III, LP, dated June 27, 2003

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b)     Reports on Form 8-K.

                 On May 8, 2003, the Company filed a current report on Form 8-K to report the Company’s operating results for the fiscal quarter ended March 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2003	IRVINE SENSORS CORPORATION
(Registrant)

	By:	/s/ JOHN J. STUART, JR.

John J. Stuart, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1

Subscription Agreement dated as of April 29, 2003 by and between the Registrant and Securities Trust Company TTEE Irvine Sensors Corporation Cash or Deferred & Stock Bonus Plan Ret. Plan FBO:  John  Carson (Incorporated by reference to Exhibit 4.4 filed with the Registrant’s Registration Statement on Form S-3 (File No. 333-105064) filed with the Commission on May 7, 2003)

10.2	Government Contract NRO000-03-C-0139 dated April 4, 2003

10.3	Modification P00004 of Government Contract DAAB07-02-C-P608 dated April 18, 2003

10.4	Government Contract MDA972-03-C-0052 dated April 21, 2003

10.5	Common Stock Purchase Agreement between the Registrant and Mercator Momentum Fund, LP and Mercator Momentum Fund III, LP, dated June 27, 2003

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.