Form 10-K
period 2003-09-28
IRVINE SENSORS CORP/DE/
filed 2003-12-24
CIK 357108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 28, 2003

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

Registrant’s Telephone Number, Including Area Code:

(714) 549-8211

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock	Boston Stock Exchange Incorporated

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

To the extent known by the registrant, the aggregate market value of the common stock held beneficially by non-affiliates of the registrant on March 28, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $8.4 million, based on the closing sales price of the registrant’s common stock as reported by the Nasdaq SmallCap Market on that date. The preferred stock has not been included in the computation because it is not publicly traded.

As of December 23, 2003, there were 14,892,460 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Items 10-13 of Part III, to the extent not set forth herein, incorporate by reference certain information contained in the registrant’s Definitive Proxy Statement to be used in connection with the registrant’s 2004 Annual Meeting of Stockholders.

IRVINE SENSORS CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 28, 2003

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

PART I

Item 1. Business

General

Irvine Sensors Corporation designs, develops, manufactures and sells electronic products, including subsystems and semiconductors, and other products related to miniaturized electronics for defense, security and commercial applications. We also perform customer-funded contract research and development related to these technologies.

By utilizing our proprietary technologies, we have been able to produce extremely compact packages of solid state microcircuitry, which we believe offer volume, power, weight and operational advantages over competing technologies. These advantages result from our ability to assemble microelectronic chips in a three-dimensional “stack” instead of alongside each other on a flat surface, as is the case with more conventional methods. These stacking technologies have also led to our development of collateral technologies for the design of low power and low noise chips, thinning of chips and various specialized applications of chips and stacked chip assemblies in a variety of fields, including wireless infrared transmission, miniaturized sensors, image processing, infrared cameras, and internet data transmission and switching.

Our core chip-stacking technology was originally conceived and developed as a means of addressing the demands of space-based surveillance. However, the degree of miniaturization potentially realizable from our technologies has attracted research and development sponsorship from various government funding agencies for a wide variety of potential military and space applications, including but not limited to stacked memories, embedded systems, miniaturized cameras and other communications and electro-optical systems. For much of our operating history, we derived most of our revenues from such government-funded research and development. Until the latter part of fiscal 2003, we conducted that funded research and development through a separately organized business unit, which we most recently referred to as our Advanced Technology Division, or ATD. We also had a separate business unit that we referred to as our Microelectronics Product Division, or MPD, which we organized to build and sell specialized stacked chip products for both government and commercial applications. Stacked chip products sold by MPD were a material contributor to our revenues in only one of our last three fiscal years, fiscal 2002, when they accounted for approximately 12% of our total revenues. During fiscal 2003, we reorganized and consolidated ATD and MPD into one business unit to reduce expenses and more effectively deploy our staffing and facilities to support both our contract research and development business and our product business. In addition to customer-funded research and development, we incurred approximately $2.7 million of internally funded research and development expense in fiscal 2003. Since our products generally are derived from technologies that are at least partially developed under government contractual funding, our internal investment is typically focused to complement our customer-funded research and development activities.

ISC was incorporated in California in December 1974 and was reincorporated in Delaware in January 1988. Our principal executive offices are located at 3001 Redhill Avenue, Building 4, Costa Mesa, California 92626, and our telephone number is (714) 549-8211.

ISC Subsidiaries

In recent years, we sought to commercialize some of our technologies by creating independently managed subsidiaries that could pursue their own financing strategies separately from ISC, including Novalog, Inc. (“Novalog”), MicroSensors, Inc. (“MSI”), RedHawk Vision, Inc. (“RedHawk”), iNetWorks Corporation (“iNetWorks”) and our former subsidiary Silicon Film Technologies, Inc. (“Silicon Film”). Other than Novalog, none of our commercial subsidiaries have contributed substantial revenues or earnings to our consolidated results.

Starting in fiscal 2001, we substantially reduced our investments in our subsidiaries, and in fiscal 2003, we reorganized to consolidate our administrative and engineering resources to support all segments of our business, including our subsidiaries, thereby eliminating the need for redundant resources in the individual subsidiaries. At September 28, 2003, none of our subsidiaries had separate employees or facilities. Novalog and MSI continue to sell their respective semiconductor products through ISC. ISC manages and is still seeking licensing relationships and third-party strategic partners to further the potential commercial exploitation of the technologies of our subsidiaries.

The capital structure and ownership of our subsidiaries vary depending on the extent to which the subsidiaries have received equity financing from third-party sources other than ISC. Novalog and RedHawk have received third party financing consisting of private sales of common stock of those subsidiaries initially representing approximately 32% and 30%, respectively, of their issued equity interests. These sales of subsidiary minority interests in Novalog and RedHawk resulted in net proceeds to those subsidiaries in the aggregate of approximately $4.1 million and $581,000, respectively. In fiscal years 1998 and 1999, we repurchased approximately 27.5% of the common stock of Novalog from certain of the minority investors through the issuance of 96,100 shares of ISC common stock, as adjusted to reflect the 1-for-20 reverse stock split in

September 2001. Those ISC shares were valued at approximately $3.2 million at the time of their issuance. In fiscal 2003, we redeemed approximately 11% of RedHawk’s then outstanding common stock and retired accrued compensation obligations totaling $61,300 for the issuance of 45,000 shares of our common stock valued at $50,000 as part of a settlement agreement with RedHawk’s former Chief Executive Officer. Accordingly, as of September 28, 2003, our ownership of the issued and outstanding capital stock of Novalog, MSI, RedHawk and iNetWorks was approximately 95%, 98%, 81% and 94%, respectively. Assuming the exercise of all of the outstanding options and warrants and additional options that may be granted under existing option plans, our ownership of these subsidiaries would be approximately 67%, 58%, 55% and 69%, for Novalog, MSI, RedHawk and iNetWorks, respectively.

Novalog, MSI, RedHawk and iNetWorks all have substantial intercompany debts payable to ISC. At September 28, 2003, the amount of these intercompany obligations were approximately $3.1 million, $11.2 million, $1.5 million and $2.4 million for Novalog, MSI, RedHawk and iNetWorks, respectively. The obligations are not interest-bearing and contain no conversion rights. However, ISC could elect to cancel some of the indebtedness from Novalog to exercise warrants to purchase up to 3.0 million shares of Novalog’s common stock at the exercise price of $1.00 per share and to cancel some of the indebtedness from MSI to exercise warrants to purchase up to 4.0 million shares of MSI’s common stock at the exercise price of $1.00 per share. In the event that these subsidiaries are successful in attracting additional third-party equity financing, it is possible that we may be required or may elect to convert these obligations into additional equity securities of these subsidiaries.

Novalog, Inc. We formed Novalog in October 1995 to commercially exploit our low power chip technology as applied to wireless infrared data transmission. Novalog is currently a 95% owned subsidiary of ISC that designs, develops and sells proprietary integrated circuits and related products for use in wireless infrared communication. In the past, Novalog has been an active participant in the Infrared Data Association (“IrDA”), which establishes the hardware and software protocols for such products. Novalog’s revenues have declined from approximately $4.5 million in fiscal 2001 to approximately $2.1 million in fiscal 2002 and approximately $1.0 million in fiscal 2003, largely as a result of a decline in sales to suppliers of Palm Computing, historically the primary end-user of Novalog’s products. In fiscal 2003, 2002 and 2001, Novalog accounted for approximately 8%, 14% and 42% of our total revenues, respectively. Novalog incurred approximately $73,600 of internally funded research and development expense in fiscal 2003. At September 28, 2003, the Chief Executive Officer of Novalog was Robert G. Richards, who also serves as the Chief Executive Officer and a Director of ISC.

MicroSensors, Inc. We formed MSI in April 1997 to commercially exploit our technologies for low noise readout electronics and miniaturized inertial sensors. MSI is currently a 98% owned subsidiary of ISC that licenses technology for proprietary micromachined sensors and related electronics. Micromachining involves the use of semiconductor manufacturing processes to build electromechanical devices with feature sizes measured in microns or fractions thereof. As prices have declined for micromachined devices, such solid-state units have migrated from initial aerospace and military applications to automotive, industrial process-control and medical applications. MSI has developed the prototype of a proprietary micromachined inertial sensor, the Silicon MicroRing Gyro™, which has been designed to measure rotational motion. MSI has also developed a proprietary 3-axis silicon accelerometer, which has been designed to measure motion along a specified axis. MSI has licensed its gyro and accelerometer technology to a third party for further development applicable to automotive applications. The licensee must meet specified financial objectives through December 2004 to retain exclusivity for the licensed use. While this license is royalty bearing to us, we do not anticipate that we will receive significant royalties from this license in the next several years, if at all.

In addition to inertial sensors, MSI has designed application specific integrated circuits (“ASICs”) to readout micromachined sensors and other electronic systems. MSI has shipped engineering samples, qualification lots and small production volumes of such an ASIC product called the Universal Capacitive Readout™ (“UCR”) to various product developers who wish to evaluate or use it as readout electronics in their products. We believe that there are many uncertainties surrounding the development of MSI’s business, including the risk that large companies may be reluctant to purchase critical parts of the nature that MSI is developing from a small company. This may be true even if MSI, or any licensees, succeed in surmounting all of the developmental challenges of the potential product applications. MSI accounted for approximately 2% of our total revenues in fiscal 2003. MSI incurred no internally funded research and development expense in fiscal 2003. At September 28, 2003, the Chief Executive Officer of MSI was John C. Carson, who also serves as the President and a Director of ISC.

RedHawk Vision, Inc. RedHawk is currently a 81% owned subsidiary of ISC that we formed in March 2000 to design and sell personal computer software tools that digitally enhance video data and extract improved quality images from any video source including personal camcorders, the Internet and television. RedHawk has realized limited revenues from an initial version of this software intended for professional use. In September 2002, RedHawk entered into an agreement with a software developer to further develop its software and manage its sales. While this agreement provides for ISC to receive royalties on future sales of this software, we do not expect to generate material revenues from this agreement in the foreseeable future, if at all. We are seeking strategic partners to further exploit RedHawk’s technology, but we cannot guarantee the success of that search. RedHawk did not generate any significant revenues in fiscal 2003. RedHawk incurred no internally funded research and development expense in fiscal 2003. At September 28, 2003, the Chief Executive Officer of RedHawk was Robert G. Richards.

iNetWorks Corporation. iNetWorks is currently a 95% owned subsidiary of ISC that we formed in October 2000 to develop proprietary switches and routers for Internet and telecommunications networks. iNetWorks is a development stage company that has not yet generated any material revenues. iNetWorks has sought strategic partnerships and financing to support its development plans. We have not entered into any such strategic partnerships to date and cannot assure you that such search will be successful in the future. In the interim, we have sought and received government research and development contracts to partially develop technology usable by iNetWorks. iNetWorks incurred no internally funded research and development expenses in fiscal 2003. At September 28, 2003, the Chief Executive Officer of iNetWorks was Mel Brashears, who is also the current Chairman of the Board of ISC.

Silicon Film Technologies, Inc. We formed Silicon Film in June 1998 to commercially exploit some of our digital photography technologies, particularly those related to electronic film systems. Silicon Film suspended operations in September 2001 and was liquidated in fiscal 2002 pursuant to bankruptcy proceedings. At the time of its liquidation, Silicon Film was a 51% owned subsidiary of ISC. Over its operating lifetime, Silicon Film secured third-party investments, developed and demonstrated product prototypes, entered into manufacturing and distribution agreements and completed certification testing on initial elements of its first planned product. Ultimately, however, Silicon Film was not able to achieve launch of its planned products within its available financing. All financial statements and schedules of ISC reflect the discontinuation of Silicon Film’s operations.

Products and Technologies

We have developed a wide variety of technologies that have been derived from our early entry into the field of chip stacking. We have previously sought to commercially exploit many of these technologies through subsidiaries organized to meet the needs of various markets. However, we no longer separate our commercialization activities by subsidiaries or business units, although we do retain the branded nature of products developed by our subsidiaries. We now integrate the development and marketing of our present and future products, regardless of origin, in order to reduce our overall expenses.

We are currently offering products in the following areas:

Stacked Chip Assemblies. We have developed a family of standard products consisting of stacked memory chips that are used for numerous applications, both governmental and commercial. Our technology is applicable to stacking of a variety of microchips, both packaged and unpackaged, that we believe can offer demonstrable benefits to designers of systems that incorporate numerous integrated circuits, both memory and otherwise, by improving speed and reducing size, weight and power usage. In addition, since our technology reduces the number of interconnections between chips, potential system failure points can also decrease. We believe that the features achievable with our chip stacking technology will have applications in space and in aircraft in which weight and volume considerations are dominant, as well as in various other commercial and governmental applications in which portability is required and speed is important.

We are seeking to exploit our chip stacking technology both for the stacking of packaged chips and the stacking of bare or unpackaged chips. We are able to achieve the highest density assemblies through the stacking of bare chips. Accordingly, we market our bare chip stacking technology, largely through the sale of customer-funded development and products, to high end, high margin government and commercial users to whom the technical improvement will be most valuable. While these applications tend to involve lower unit volumes, the potential sales are anticipated to be at significantly higher prices than many applications involving high volume production. While we have existing relationships with both government and commercial customers in this market and have shipped limited quantities of stacked bare memory chip products since fiscal 1995, we are not presently generating significant revenues from sales of such products. We hope to be able to market stacked bare chip products for more widespread applications in the future, but we cannot guarantee our success in that regard.

We have also introduced a number of products in which the chips are enclosed in pre-existing packages, which we modify for stacking. These products are primarily oriented toward meeting the needs of potential commercial customers who are seeking to emulate the performance of advanced monolithic chip packages through the stacking of two or more prior generation packages. Such an approach can offer economic advantages because of the high costs of advanced monolithic chip packages during early phases of the monolithic product lifetime. These types of stacked chip-package products are also available from competitors, but we believe that our chip-package stacking technology has advantages in terms of board space utilized and performance over that of competitors. Since our introduction of such products, we have achieved limited market penetration, largely for non-commercial applications. We believe that the market for such products is currently in a state of transition as industry standard chip-packaging is shifting from Thin Small Outline Packages (“TSOPs”), in which wire bonds are used to attach chip packages to boards, to more widespread use of smaller chip packages that use Ball Grid Array (“BGA”) solder ball connections for board mounting to enable smaller and higher density product applications. We believe that this industry transition may broaden our prospects for commercial market penetration. However, we have not yet achieved commercial orders of sufficient size to provide validation of that belief, and we cannot assure you that we will achieve such orders in the future. Our revenues from the sale of stacked chip packages, which to date have all been TSOPs, represented only 5.4% of our total revenues in fiscal 2001, 11.9% of our total revenues in fiscal 2002 and 7.7% of our total revenues in fiscal 2003, so we do not have sufficient history to assure you that such products will ever achieve broad market acceptance.

Customers’ demand for enhanced performance of electronic systems has produced a wide variety of competitors and competitive systems offering higher density microelectronics ranging from various three-dimensional designs to highly dense two-dimensional designs. Although some of our competitors are better financed, more experienced and organizationally stronger than us, we are not aware of any system in existence or under development that can stack chips more densely than our three-dimensional approach. See “Competition.”

Miniaturized Infrared Cameras. Several of our research and development contracts have involved the miniaturization of imaging devices, particularly those using infrared detectors that create images by sensing the heat emitted by objects being viewed. Such technology is directly applicable to applications requiring vision at night or in smoke-filled environments. Our initial product development using this technology has focused on low-power, rugged infrared cameras for security and surveillance applications. A combination of our miniaturization activities with the advanced electronic packaging available using our chip stacking has led to the development of an “instant-on” infrared camera that overcomes power limitations of competitive approaches. We have shipped small quantities of such a product to several customers for testing, and have announced the availability of this product for limited production. We also intend to market products utilizing this core technology in applications such as weapons sights and helmet-mounted imaging devices for firefighters.

Microchips and Sensors. Our Novalog subsidiary has developed a serial infrared communications chip using elements of our sensor chip design technology. This device is being used in products in order to allow computers, computer peripherals and hand-held portable electronics devices such as personal organizers, pagers and cellular phones to communicate using infrared transmissions in a manner similar to that used by remote control units for televisions and video cassette recorders. Novalog has been shipping such devices since 1995. We continue to sell various forms of this chip under the Novalog brand name.

Our MSI subsidiary has introduced the UCR ASIC readout chip intended for use by manufacturers of micromachined products who require low noise electronic readout circuitry. MSI has shipped engineering samples, qualification volumes and small production volumes of both standard and specialized versions of the UCR to various customers. We continue to sell various forms of the UCR chip under the MSI brand name. MSI has also developed a proprietary inertial sensor, the Silicon MicroRing Gyro, which is intended to provide an inexpensive means to measure rotational motion for a wide variety of potential applications. In September 1999, a United States patent, assigned to MSI, was granted covering the design of the Silicon MicroRing Gyro. The commercial exploitation, if any, of the Silicon MicroRing Gyro is expected to be paced by product design-in lead times of customers, principally Original Equipment Manufacturers, or OEMs. Similarly, MSI has also developed a proprietary 3-axis silicon accelerometer that is also dependent on OEM schedule considerations. MSI’s gyro and accelerometer technology has been licensed to a third party for further development targeted for automotive applications. Because of the long lead-time of such product applications and the technical challenges of such development, we do not expect material revenues from the gyro and accelerometer technology for several years, if at all.

Software. We formed our RedHawk subsidiary to exploit our proprietary software technology for extracting quality still photographs from any video source. In September 2000, RedHawk introduced an initial version of its software primarily intended for use by professionals in the video and photographic industries. RedHawk has an agreement with an individual software developer to further develop this product, pursuant to which this developer introduced an enhanced version of RedHawk’s product in October 2003. We are seeking strategic relationships to more broadly exploit this technology. Pending such strategic relationships, an outcome that we cannot guarantee, RedHawk’s revenues are minimal.

Potential Product Applications

Embedded Systems. In fiscal 1998, we commenced exploration of a technology to stack chips of different functionality and dimensions within the same chip stack, in effect creating a complete, miniaturized electronic system that can be embedded in a higher-level product. We refer to this technology as “NeoStack.”™ In fiscal 1999, a U.S. patent was granted on our NeoStack technology. We initially demonstrated our NeoStack technology to support a government program to develop a wearable computer. We are presently developing potential commercial applications of this technology under other government contracts. We believe, but cannot assure, that our NeoStack approach will offer advantages in terms of compactness and power consumption to developers of a wide variety of embedded computer and control systems. However, we have not yet developed this technology to the point at which we can make forecasts of potential revenue, if any, resulting from our licensing or application by OEMs.

Active Imaging Systems. Many of the potential government applications for which we have received developmental funding over the years have involved advanced techniques for acquiring and interpreting images. In fiscal 2002, an industry team that we formed and led, and one other industry team, won an open competition to design an advanced imaging system based on integration of laser pulse returns to allow the extraction of images of objects concealed by foliage. The prototype units built under this contract were successfully demonstrated in fiscal 2003 and may have further applications. We have been notified of additional government contract awards related to this technology, which may help us to further explore possible future product applications.

Internet Routers. In October 2000, we formed our iNetWorks subsidiary to exploit our proprietary chip-stacking technology, combined with superconducting chip technology, to develop ultra-high-speed switches and routers for Internet and telecommunications networks. We have sought and received some government-funded research and development contracts to support the development of our router-related technology, while iNetWorks has sought appropriate strategic and financial partners to commercialize this technology. This search has not yet been successful, and we anticipate that development of this technology for its intended application will require substantial additional financial resources, which may not be available on acceptable terms, if at all.

Neural Networks. We have received a number of contracts from government agencies regarding the development of artificial neural networks. Neural networks contain large numbers of processing nodes which continuously interact with each other, similar to the way that the neurons of a human brain interact to process sensory stimuli. Neural networks are the subject of scientific inquiry because pattern recognition and learning tasks, which humans perform well, and computers perform poorly, appear to be dependent on such processing. Neither conventional computers nor advanced parallel processors have the interconnectivity needed to emulate neural network processing techniques. We are presently pursuing additional contracts under which we would deliver demonstration products to various branches of the Department of Defense incorporating such technology. We believe our chip stacking technology offers a way to achieve the very high levels of interconnectivity necessary to construct an efficient artificial neural network. While the full embodiment of our neural network technology is expected to be years away, if at all, we intend to continue to pursue research and development in this area in order to broaden the potential product application of the technology.

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

Manufacturing

We use contract manufacturers to fabricate and assemble our stacked chip, microchip and sensor products. At our current limited levels of product sales, we typically use single contract manufacturing sources for such products and are thus vulnerable to disruptions in these sources. However, for these products, we use semiconductor fabrication and related manufacturing sources that we believe are widely available worldwide should such disruption occur. At their present low volumes, we currently manufacture our camera products ourselves. Our RedHawk licensee manufactures our software products. We are not currently manufacturing any iNetWorks products and are seeking strategic partners to provide manufacturing support in the future.

Our original bare chip stacking technology involves a standard manufacturing process that fabricates cubes comprising multiple die layers along with ceramic cap and base substrates laminated with an extremely thin adhesive layer and interconnected with a thin-film bus metalization to bring the chip input/output signals out to the top surface of the stacks. The cubes can then be segmented or split into subsections as required for the particular product configuration being built. Finally, the cubes, mini-cubes or short stacks are burned in, tested, graded, kitted for packaging, out-sourced for packaging and screening, and returned for final test. Our facility is designed for low volume and prototype production of such parts.

We have also developed an advanced process of ultra-high-density stacking in which we first embed more than one bare chip or supporting electronics component in an adhesive layer, thereby creating what we refer to as a “Neo-Chip.”™ We then use manufacturing processes similar to our original bare chip stacking technology to stack these Neo-Chips, resulting in a Neo-Stack. (See “Business – Potential Product Applications – Embedded Systems.”)

In the last several years, we have introduced more cost-competitive stacked packaged chip products that are manufactured with current state-of-the-art manufacturing technologies that we have selected to also be compatible with stacking of Neo-Chip products in the future. We use independent third party qualified source vendors for the manufacturing of these products. We currently have no long-term manufacturing contracts for any of our products.

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

Because of the nature of the sophisticated work performed under our research and development contracts, we design and assemble equipment for testing and prototype development. We use the unique capability of this equipment to seek, qualify for and perform additional contract research and development for our customers.

Backlog

Funded backlog includes amounts under contracts that have been awarded to us and for which we have authority to bill. At November 21, 2003, our consolidated funded backlog was approximately $2.6 million compared to approximately $1.6 million at November 24, 2002. We anticipate that substantially all of our current funded backlog will be filled in fiscal 2004. In addition, we have unfunded backlog on contracts that we have won, but that have not yet been fully funded, in which funding increments are expected to be received when the previously funded amounts have been expended. We are also continuing to negotiate for additional research contracts and commercial product sales. Many of these proposals for additional research contracts are submitted under the Small Business Innovation Research (“SBIR”) provisions of all government agencies that conduct funded research and development. In the past, we have submitted approximately 50 or more Phase 1 SBIR proposals in any given fiscal year, with between five and ten of those proposals generally leading to initial contract awards valued between $50,000 - $100,000 each. Of those Phase 1 contracts, approximately half of them have historically resulted in follow-on Phase 2 awards, usually valued between $500,000 – $1,000,000 each. In fiscal 2003, fiscal 2002 and fiscal 2001, we generated approximately $1.6 million, $2.0 million and $2.4 million, respectively, of funded contract revenue from these proposals. We cannot guarantee you that future SBIR contract awards, if any, will match or exceed our historical experience, and we may not be successful in securing future contract awards. Failure to continue to obtain these SBIR awards and other funded research and development contracts in a timely manner, or at all, could materially and adversely affect our business, financial condition and results of operations.

Customers and Marketing

Historically, we have primarily focused our marketing of research and development contracts directly on U.S. government agencies or contractors to those agencies. Under our recently consolidated organization, we intend to continue to seek and prepare proposals for additional contracts from such sources. We also develop potential non-military uses of our technology. We believe that there will be more emphasis and funds directed to advanced technology systems and research programs for which we are qualified to compete. We believe that we may be successful in competing for some potential programs of this nature, although we cannot guarantee this outcome.

We market our infrared sensors and related microchips directly to OEMs that supply infrared communications devices complying with the standards of IrDA. Novalog has established relationships with these OEMs and their suppliers. We also believe that Novalog’s history of participation in IrDA facilitates its marketing to those customers.

We market our UCR microchips and related inertial sensors toward three commercial areas: (i) customers with a need for custom ASICs that require low capacitance; (ii) OEMs that have a need for the cost and performance features that could be provided by MSI’s Silicon MicroRing Gyro or 3-axis accelerometer, with particular emphasis toward manufacturers of electronic toys and games, industrial monitoring equipment, medical instrumentation and automotive markets; and (iii) the manufacturers of micromachined sensors who may be able to utilize MSI’s UCR general purpose ASIC designed to support a variety of sensors requiring high accuracy capacitive readout and control electronics. MSI has licensed a third party to pursue development and marketing of these products for automotive applications. We are also focused on securing strategic partnerships with significant, existing market presence in other business areas to market these products.

We have focused our initial marketing efforts for our software product on high-end users of professional photo-editing software. Our initial product was designed as a plug-in to such software. RedHawk has licensed a software developer to further develop our software product and is seeking strategic partners to facilitate the development and marketing of future versions of its software to address broader market opportunities. This licensee introduced a stand-alone version of RedHawk’s software in October 2003.

The target market for our Super Router is expected to be OEMs and carriers that support Internet and telecommunications infrastructure. We have sought strategic relationships with such entities to facilitate the development and marketing of the contemplated Super Router and related products, but have not yet secured such relationships.

In fiscal 2003, direct contracts with the U.S. government accounted for approximately 76% of our total revenues and second-tier government contracts with prime government contractors accounted for approximately 7% of our total revenues. The remaining 17% of our total revenues was derived from non-government sources. During fiscal 2003, revenues derived from the U.S. Army and the Defense Advanced Research Projects Agency accounted for approximately 49% and 16% of total revenues, respectively. Loss of either of these customers would have a material adverse impact on our business, financial condition and results of operations. No other customer accounted for more than 10% of our total revenues for fiscal 2003.

Contracts with government agencies may be suspended or terminated by the government at any time, subject to certain conditions. Similar termination provisions are typically included in agreements with prime contractors. We cannot assure you that we will not experience suspensions or terminations in the future.

We focus marketing in specific areas of interest in order to best use our relatively limited marketing resources. With our de-emphasis on subsidiaries and reintegration of subsidiary operations, we are coordinating our marketing through a centralized director of marketing and individuals with specific responsibilities for Novalog, MSI and stacked chip products. The marketing of RedHawk products is conducted through a service relationship with the software developer licensee of that technology.

Competition

The demand for high performance semiconductors has produced a wide variety of competitors and competitive systems, ranging from various three-dimensional designs to highly dense two-dimensional designs. For most commercial applications, the principal competitive factor is cost, although operating speed is increasingly becoming a factor. For some applications in which volume and weight are critical, such as space or avionics, we believe density is the principal competitive factor. We believe that many of our competitors are better financed, more experienced and have more extensive support infrastructure than us. Accordingly, we may not be able to successfully compete in such markets in the future.

We are aware of three primary companies that have developed or acquired competing approaches to high-density chip stacking, Micro Technologies, Inc., 3D Plus and Vertical Circuits, Inc. In addition, there are several independent companies such as Staktek Corporation, DST Modules, and Tessera Technologies and divisions of large companies that have various technologies for stacking a limited number of chips in packaged form.

We are also aware of many companies that are currently servicing the military market for electro-optical sensors of the type that our products are also designed to support. We believe the principal competitive factor in this business area is the performance sensitivity and selectivity achievable by alternative sensor approaches and designs. Our primary competitors include Texas Instruments, Inc., Lockheed Martin Corporation, Raytheon, Northrop Grumman, BAE Systems, EG&G Judson, OptoElectronics-Textron, Inc. and Boeing Corporation. We believe that most of our competitors in this area have greater financial, labor and capital resources than us, and accordingly, we may not be able to compete successfully in this market.

We believe that our major competitor for miniaturized infrared camera products is Indigo Systems. Indigo Systems has announced a pending merger with FLIR Systems, Inc., scheduled to be effective in 2004. We believe that our current miniaturized infrared camera product has some performance advantages over products of Indigo Systems, but both Indigo Systems and FLIR Systems have greater financial, labor and capital resources than us, and accordingly, we may not be able to compete successfully in this market.

We currently compete with several companies that service the market for serial infrared detectors. For battery-powered applications, we believe that the principal competitive factors for such products are costs and power consumption. For desktop and related applications, we believe that the principal competitive factor is the speed of data transmission achievable. We believe that our serial infrared detectors have competitive advantages in the battery-powered applications. Our primary competitors in this sector include Agilent and Vishay Intertechnology, Inc., among others, both of whom have greater financial, labor and capital resources than us.

We believe that the primary competitors for our Silicon MicroRing Gyro include several larger companies, such as Delco Electronics, Motorola, Bosch Corporation and Systron-Donner. We believe that the principal competitive factor for these applications is cost. The expected costs for products utilizing Silicon MicroRing Gyro and accelerometer technologies are anticipated to provide a significant competitive advantage through a lower market price if our licensees can successfully develop and qualify products using our technology. We have no present knowledge of competitors planning to introduce

ASICs competitive to our UCR product, but given the widespread availability of integrated circuit design capabilities in the electronics industry, we believe that the emergence of competitive products is likely. To address these competitive challenges, we are seeking strategic partners with appropriate market presence and financial resources.

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

We believe the primary competitors for our Super Router are presently Cisco Systems, Inc. and Juniper Networks, Inc. We anticipate that we will have to face numerous large competitors of this nature with respect to our Super Router, if we are able to get its development financed, an outcome that we cannot assure. Accordingly, we may not be able to compete successfully in this market.

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

Our consolidated research and development expenses for the fiscal years ended September 28, 2003, September 29, 2002 and September 30, 2001 were approximately $2.7 million, $2.0 million and $6.0 million, respectively. These expenditures were in addition to the cost of revenues associated with our customer-sponsored research and development activities. The increase in spending levels of our own funds on research and development in fiscal 2003 was largely due to our deployment of underutilized direct personnel to such activities during periods when government contracts were delayed.

We have historically funded our research and development activities primarily through contracts with the federal government and with funds from our public and private stock offerings.

Patents, Trademarks and Licenses

We primarily protect our proprietary technology by seeking to obtain, where practical, patents on the inventions made by our employees. As of September 28, 2003, 64 currently effective U.S. and foreign patents have been issued and other U.S. patent applications are pending. Foreign patent applications corresponding to several of the U.S. patents and patent applications are also pending. Seven of these patents, covering early versions of our stacking technology, expire in two years or less. An additional six patents covering early versions of our stacking technology expire in three to five years. The remainder of our stacking patents, including those covering the stacking technologies that are the basis of our current product and product development activities, have durations ranging from six to 18 years. We also have patents on a variety of collateral technologies that we developed to support, facilitate or utilize our stacking technologies. Those patents have durations ranging from one to 18 years. The patent covering certain circuit technology embodied in Novalog’s products has a remaining duration of over ten years. We cannot assure you that additional patents will issue in the U.S. or elsewhere. Moreover, the issuance of a patent does not carry any assurance of successful application, commercial success or adequate protection. We cannot assure you that our existing patents or any other patent that may issue in the future will be upheld if we seek enforcement of our patent rights against an infringer or that we will have sufficient resources to prosecute our rights. We also cannot assure you that our patents will provide meaningful protection from competition. In addition, if others were to assert that we are using technology covered by patents held by them, we would evaluate the necessity and desirability of seeking a license from the patent holder. We cannot assure you that we are not infringing on other patents or that we could obtain a license if we were so infringing.

The products and improvements that we develop under government contracts are generally subject to royalty-free use by the government for government applications. However, we have negotiated certain “non-space” exclusions in government contracts and have the right to file for patent protection on commercial products which may result from government-funded research and development activities.

In February 1998, we entered into an assignment of patent and intellectual rights agreement with F.K. Eide, our Vice-President. As part of an employment agreement, Mr. Eide assigned to us all rights and interests to five U.S. Provisional Patent Applications owned by him. In consideration for this assignment, Mr. Eide will receive a 1% royalty on the gross sales revenues, if any, of any products incorporating the technology of these patent assignments for the lifetime of these patents.

Employees

As of December 17, 2003, we had 85 full-time employees and two consultants. Of the full-time employees, 68 were engaged in engineering, production and technical support, four in sales and marketing and 13 in finance and administration. None of our employees is represented by a labor union, and we have experienced no work stoppages due to labor problems. We consider our employee relations to be good.

RISK FACTORS

Our future operating results are highly uncertain. Before deciding to invest in our common stock or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained herein, and in our other filings with the SEC, including any subsequent reports filed on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business and results of operations. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

We have historically generated substantial losses, which, if continued, could make it difficult to fund our operations or successfully execute our business plan, and could adversely affect our stock price. Since our inception, we have generated net losses in most of our fiscal periods. We experienced net losses of approximately $6.3 million for the fiscal year ended September 28, 2003, $6.0 million for the fiscal year ended September 29, 2002 and $14.6 million for the fiscal year ended September 30, 2001. In recent years, much of our losses were incurred as a result of our significant investments in our development stage operating subsidiaries or their related technologies. While we have significantly reduced our investment in our subsidiaries and their technologies and correspondingly have reduced our net losses, we cannot assure you that we will be able to achieve or sustain profitability on a quarterly or annual basis in the future. In addition, because a large portion of our expenses are fixed, we generally are unable to reduce expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. We experienced contract delays in the fiscal year ended September 28, 2003 that resulted in unanticipated additional operating expenses to keep personnel on staff while the contracts were pending with no corresponding revenues. Such factors could cause us to continue to experience net losses in future periods, which will make it difficult to fund our operations and achieve our business plan, and could cause the market price of our common stock to decline.

We will need to raise additional capital in the future, and additional funds may not be available on terms that are acceptable to us, or at all. We have generated significant net losses in recent periods, and experienced negative cash flows from operations in the amount of approximately $3.8 million for the fiscal year ended September 28, 2003, approximately $1.4 million for the fiscal year ended September 29, 2002 and approximately $10.2 million for the fiscal year ended September 30, 2001. As a result of these significant losses, we have historically funded our operations through multiple equity financings, and to a lesser extent through receivable financing. We anticipate that we will continue to rely on such funding for at least the foreseeable future. We engaged in various financing transactions in fiscal years 2003, 2002 and 2001, raising aggregate net proceeds of approximately $12.2 million. When combined with various non-cash transactions to retire payables and expenses and the sale and conversion of convertible preferred stock, the amount of common stock we issued in that three fiscal year period exceeded 10.6 million shares, resulting in significant dilution to our existing stockholders.

At September 28, 2003, we had consolidated negative working capital of approximately $261,400. We cannot guarantee that we will be able to generate sufficient funds from our operations to meet our immediate working capital needs. In addition, our current growth plans require certain equipment, facility and product development expenditures that cannot be funded solely from cash generated from operations unless and until our current liabilities are substantially retired. Accordingly, we anticipate that we may need to raise additional capital in the near future. We cannot assure you that any additional capital will be available on a timely basis, on acceptable terms, or at all. Future financings may require stockholder approval, which may not be obtainable. If we are not able to obtain additional capital in the near future, our business, financial condition and results of operations will be materially and adversely affected.

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

Additional funds may not be available on favorable terms or at all. Even if available, financings can involve significant costs and expenses, such as legal and accounting fees, diversion of management’s time and efforts, or substantial transaction costs or break-up fees in certain instances. If adequate funds are not available on acceptable terms, or at all, we may be unable to finance our operations, develop or enhance our products, expand our sales and marketing programs, take advantage of future opportunities or respond to competitive pressures.

If we are not able to commercialize our technology, we may not be able to increase our revenues or achieve or sustain profitability. Since commencing operations, we have developed technology, principally under government research contracts, for various defense-based applications. Contract research and development revenue accounted for approximately 69% of our total revenues for the fiscal year ended September 29, 2002 and approximately 82% of our total revenues for the fiscal year ended September 28, 2003. However, since our margins on government contracts are generally limited, and our revenues from such contracts are tied to government budget cycles and influenced by numerous political and economic factors beyond our control, and are subject to our ability to win additional contracts, our long-term prospects of realizing significant returns from our technology or achieving and maintaining profitability will likely also require penetration of commercial markets. In prior years, we have made significant investments to commercialize our technologies without significant success. These efforts included the purchase and later shut down of the IBM cubing line, the formation of the Novalog, MSI, Silicon Film, RedHawk and iNetWorks subsidiaries and the development of various stacked-memory products intended for military, aerospace and commercial markets. While these changes have developed new revenue sources, they have not yet resulted in consolidated profitability to date, and a majority of our total revenues for the fiscal years ended September 29, 2002 and September 28, 2003 were still generated from contract research and development. Only our Novalog subsidiary has experienced periods of profitability, and that subsidiary is not currently profitable primarily due to the decline in the sales of its products for use in Palm PDAs, the largest historical end use application of Novalog’s products. We are currently focusing on introducing a line of stacked memory products incorporating Ball Grid Array or BGA attachment technology because we believe emerging commercial demand exists for such products. We are currently dedicating significant development resources and funding to pursue the commercialization of our BGA stacking technology, a process which involves technical risk. If our perceptions about market demand are incorrect or we fail to successfully complete development, introduce and achieve market penetration for these products, our total revenues will not be sufficient to fully absorb our present indirect expenses and achieve profitability. We cannot assure you that our BGA products or our other current or contemplated products will achieve broad market acceptance in commercial marketplaces, and if they do not, our business, results of operations and financial condition will be materially and adversely affected.

If we are not able to obtain market acceptance of our new products, our revenues and results of operations will be adversely affected. We generally focus on markets that are emerging in nature. Market reaction to new products in these circumstances can be difficult to predict. Many of our planned products, including our new stacked BGA products, incorporate our chip stacking technologies that have not yet achieved broad market acceptance. We cannot assure you that our present or future products will achieve market acceptance on a sustained basis. In addition, due to our historical focus on research and development, we have a limited history of competing in the intensely competitive commercial electronics industry. As such, we cannot assure you that we will be able to successfully develop, manufacture and market additional commercial product lines or that such product lines will be accepted in the commercial marketplace. If we are not successful in commercializing our new products, our ability to generate revenues and our business, financial condition and results of operations will be adversely affected.

We are defendants in a class-action stockholders lawsuit, an unfavorable outcome of which could harm our ability to continue our operations, and the defense of which has also substantially increased our operating expenses and diverted our resources. We have been sued in a securities class action by certain stockholders who allege that we made false and misleading statements about the prospects of our Silicon Film subsidiary during the period January 6, 2000 to September 15, 2001, inclusive. The complaint asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and SEC Rule 10b-5, and seeks damages of an unspecified amount. A preliminary trial date has been set for July 2004, provided that the lawsuit is not settled or dismissed prior to then. We believe that the class action is without merit and have retained counsel to vigorously defend against the lawsuit. As a result of this lawsuit, our legal expenses increased by $250,000 in fiscal 2002, which satisfied the threshold requirement for retention under our directors and officers insurance policy with the result that our fiscal 2003 legal expenses for the defense of this lawsuit were born by our insurance carrier. It is possible that the costs of, or any judgment against us, in such lawsuit could exceed the policy limits of such insurance policy. In addition, this litigation process is placing an increasing demand on our personnel, diverting such resources from other, more productive activities. Moreover, the outcome of any litigation is inherently uncertain, and we may not be able to satisfy an unfavorable outcome in this litigation, which could cause us to discontinue our operations.

Our common stock may be delisted from the Nasdaq SmallCap Market if our stock price declines further or if we cannot maintain Nasdaq’s minimum net worth listing requirements. In such case, the market for your shares may be limited, and it may be difficult for you to sell your shares at an acceptable price, if at all. Our common stock is currently listed on the Nasdaq SmallCap Market. Among other requirements, to maintain this listing, our common stock must continue to trade above $1.00 per share. In July 2001, our stock had failed to meet this criterion for over 30 consecutive trading days. As a result, in accordance with Marketplace Rule 4310(c)(8)(B), we were notified by Nasdaq that we had 90 calendar days or until October 2001 to regain compliance with this Rule by reestablishing a sales price of $1.00 per share or greater for ten consecutive trading days. To regain compliance, we sought and received approval from our stockholders to effect a 1-for-20 reverse split of our common stock that became effective in September 2001, resulting in recompliance by the Nasdaq deadline. However, subsequent to the reverse split, our common stock has, at various times, traded close to or below the $1.00 per share minimum standard, and we cannot assure you that the sales price of our common stock will continue to meet Nasdaq’s minimum listing standards. At December 12, 2003, the closing sales price of our common stock on the Nasdaq SmallCap Market was $3.25 per share.

In addition to the price requirement, in the absence of sustained profitability, we must also meet at least one of the three following additional standards to maintain our Nasdaq listing: (1) maintenance of stockholders’ equity at $2.5 million or greater, (2) maintenance of our market capitalization in excess of $35 million as measured by market prices for trades executed on Nasdaq, or (3) net income from continuing operations of $500,000 in the latest fiscal year or two of the last three fiscal years. In July 2001, Nasdaq notified us that we were deficient with respect to all of these additional standards based on our financial statements as of April 1, 2001. In August 2001, Nasdaq advised us that, based on updated information, we had reestablished compliance with the $35 million market capitalization standard. However, the subsequent decline in the price of our common stock resulted in another deficiency notice from Nasdaq in August 2001. At that time, we did not comply with either the market capitalization standard or the stockholders’ equity standard. However, based solely on improvements in our stockholders’ equity resulting from the net gain of approximately $0.9 million realized from the discontinuance of operations of our Silicon Film subsidiary in September 2001, we were able to meet the minimum stockholders’ equity standard and reestablish compliance in November 2001. As of September 28, 2003, we had stockholders’ equity of approximately $4.5 million. Although we are currently in compliance with Nasdaq’s listing maintenance requirements, we cannot assure you that we will be able to maintain our compliance with these requirements in the future. If we fail to meet these or other listing requirements, our common stock could be delisted, which would eliminate the primary market for your shares of common stock. As a result, you may not be able to sell your shares at an acceptable price, if at all. In addition, such delisting may make it more difficult for us to raise additional capital in the future since we may no longer qualify to register shares for resale on a Form S-3 registration statement.

If we are delisted from the Nasdaq SmallCap Market, your ability to sell your shares of our common stock would also be limited by the penny stock restrictions, which could further limit the marketability of your shares. If our common stock is delisted, it would come within the definition of “penny stock” as defined in the Exchange Act and would be covered by Rule 15g-9 of the Exchange Act. That Rule imposes additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors. For transactions covered by Rule 15g-9, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, Rule 15g-9, if it were to become applicable, would affect the ability or willingness of broker-dealers to sell our securities, and accordingly would affect the ability of stockholders to sell their securities in the public market. These additional procedures could also limit our ability to raise additional capital in the future.

Our stock price has been subject to significant volatility. You may not be able to sell your shares of common stock at or above the price you paid for them. The trading price of our common stock has been subject to wide fluctuations in the past. Since January 2000, our common stock has traded at prices as low as $0.75 per share and as high as $375.00 per share (after giving effect to the 1-for-20 reverse stock split effected in September 2001). We may not be able to increase or sustain the current market price of our common stock in the future. As such, you may not be able to resell your shares of common stock at or above the price you paid for them. The market price of the common stock could continue to fluctuate in the future in response to various factors, including, but not limited to:

•	quarterly variations in operating results;

•	our ability to control costs and improve cash flow;

•	our ability to introduce and commercialize new products and achieve broad market acceptance for our products;

•	announcements of technological innovations or new products by us or our competitors;

•	our ability to win additional research and development contracts;

•	changes in investor perceptions;

•	economic and political instability, including acts of war, terrorism and continuing international conflicts; and

•	changes in earnings estimates or investment recommendations by securities analysts.

The stock market in general has continued to experience volatility, which has particularly affected the market price of equity securities of many high technology companies. This volatility has often been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock. In the past, companies that have experienced volatility in the market price of their securities have been the subject of securities class action litigation. We are currently subject to a class action lawsuit that could result in substantial losses and divert management’s attention and resources from other matters.

Our government-funded research and development business depends on a limited number of customers, and if any of these customers terminate or reduce their contracts with us, or if we cannot obtain additional government contracts in the future, our revenues will decline and our results of operations will be adversely affected. In the fiscal year ended September 29, 2002, all of our revenues from government agencies were derived from three governmental agencies, the U.S. Navy, the U.S. Air Force and the U.S. Army. The Air Force accounted for approximately 5% of our total revenues in fiscal 2002, but the U.S. Army and the U.S. Navy accounted for approximately 46% and 16%, respectively, of our total revenues in fiscal 2002. In addition, approximately 1% of our total revenues in fiscal 2002 was derived from subcontracts from a limited number of prime government contractors. For the fiscal year ended September 28, 2003, our revenue from government agencies was dominated by the U.S. Army, which accounted for approximately 49% of our total revenues, largely due to the effects of the $9.6 million Jigsaw contract awarded in the third fiscal quarter of 2002. The only other government agency that accounted for more than 10% of our total revenues in fiscal 2003 was the Defense Advanced Research Projects Agency, otherwise known as DARPA, which accounted for approximately 16% of our total revenues in fiscal 2003. Although we ultimately plan to shift our focus to include the commercialization of our technology, we expect to continue to be dependent upon research and development contracts with federal agencies and their contractors for a substantial portion of our revenues for the foreseeable future. Our dependency on a few contract sources increases the risks of disruption in this area of our business or significant fluctuations in quarterly revenue, either of which could adversely affect our consolidated revenues and results of operations.

We also depend on a limited number of non-government customers. The loss of any such customer could impact our consolidated revenues and harm our business. Our existing non-government-related sales have largely been product sales of our Novalog subsidiary, which is heavily dependent upon sales to a limited number of original equipment manufacturers, two of which, Interlogix and Flextronics, accounted for approximately 3% each of our product sales in fiscal 2003. A majority of Novalog’s product sales in fiscal 2001, fiscal 2002 and fiscal 2003 were derived from sales for use in Palm’s products. As such, the decline in Palm’s business beginning in fiscal 2001 contributed to the approximate $1.8 million, $2.4 million and $1.1 million year-to-year decline in Novalog’s sales for fiscal years 2001, 2002 and 2003, respectively. Novalog has had to significantly downsize its operations to reflect this decline in business. The planned business models of our MicroSensors and iNetWorks subsidiaries have similar expected dependencies on a limited number of OEM customers. Disruption of any of these relationships could materially and adversely affect our consolidated revenues and results of operations.

Because we currently depend on government contracts and subcontracts, we face additional risks related to contracting with the federal government, including federal budget issues and fixed price contracts. General political and economic conditions, which cannot be accurately predicted, directly and indirectly may affect the quantity and allocation of expenditures by federal agencies. Even the timing of incremental funding commitments to existing, but partially funded, contracts can be affected by these factors. Therefore, cutbacks or re-allocations in the federal budget could have a material adverse impact on our results of operations as long as research and development contracts remain an important element of our business. Obtaining government contracts may also involve long purchase and payment cycles, competitive bidding, qualification requirements, delays or changes in funding, budgetary constraints, political agendas, extensive specification development and price negotiations and milestone requirements. Each government agency also maintains its own rules and regulations with which we must comply and which can vary significantly among agencies. Governmental agencies also often retain some portion of fees payable upon completion of a project and collection of these fees may be delayed for several months or even years, in some instances. In addition, an increasing number of our government contracts are fixed price contracts, which may prevent us from recovering costs incurred in excess of its budgeted costs. Fixed price contracts require us to estimate the total project cost based on preliminary projections of the project’s requirements. The financial viability of any given project depends in large part on our ability to estimate such costs accurately and complete the project on a timely basis. In the fiscal year ended September 29, 2002, we completed fixed-price contracts with an aggregate value of approximately $2.0 million. We experienced approximately $307,800 in overruns on those contracts, representing approximately 16% of the aggregate funded amount. In the fiscal year ended September 28, 2003, we completed fixed-price contracts with an approximate aggregate value of $2.2 million. We experienced approximately $305,300 in overruns on those contracts, representing approximately 14% of the aggregate funded amount. At September 28, 2003, we had ongoing fixed-price contracts with an approximate aggregate value of $3.7 million. While fixed-price overruns in both the fiscal 2002 and fiscal 2003 periods were largely discretionary in nature, we may not be able to achieve or improve upon this performance in the future since each contract has its own unique technical and schedule risks. In the event our actual costs exceed the fixed contractual cost, we will not be able to recover the excess costs. Some of our government contracts are also subject to termination or renegotiation at the convenience of the government, which could result in a large decline in revenue in any given quarter. Although government contracts have provisions providing for the reimbursement of costs associated with termination, the termination of a material contract at a time when our funded backlog does not permit redeployment of our staff could result in reductions of employees. In April 1999, we experienced the termination of one of our contracts, but this termination did not result in the non-recovery of costs or layoff of employees. We also have had to reduce our staff from time-to-time because of fluctuations in our funded government contract base. In addition, the timing of payments from government contracts is also subject to significant fluctuation and potential delay, depending on the government agency involved. Any such delay could result in a temporary shortage in our working capital. Since nearly 70% of our total revenues in the fiscal year ended September 29, 2002 and approximately 83% of our total revenues in the fiscal year ended September 28, 2003 were derived directly or indirectly from government contracts, these risks can significantly affect our business, results of operations and financial condition.

The significant military operations in Iraq or elsewhere may require diversions of government research and development funding, thereby causing disruptions to our contracts or otherwise adversely impact our revenues. In the near term, the funding of U.S. military operations in Iraq or elsewhere may cause disruptions in funding of government contracts. Since military operations of such magnitude are not routinely included in U.S. defense budgets, supplemental legislative funding actions are required to finance such operations. Even when such legislation is enacted, it may not be adequate for ongoing operations, causing other defense funding sources to be temporarily or permanently diverted. Such diversion could produce interruptions in funding or delays in receipt of our research and development contracts, causing disruptions and adverse effects to our operations. In addition, concerns about the aftermath of the war in Iraq and recent international conflicts, the lingering effects of September 11, 2001 and other terrorist and military activity has resulted in a continuing downturn in worldwide economic conditions. These conditions make it difficult for our customers to accurately forecast and plan future business opportunities, in turn making it difficult for us to plan our current and future allocation of resources and increasing the risks that our results of operations could be adversely effected.

Significant sales of our common stock in the public market will cause our stock price to fall. As of December 23, 2003, we had approximately 14.9 million shares of common stock outstanding, all but approximately 1.0 million of which were freely tradable, other than restrictions imposed upon our affiliates. The average trading volume of our shares in November 2003, however, was only approximately 305,100 shares per day. Accordingly, the freely tradable shares are significantly greater in number than the daily average trading volume of our shares. If the holders of the freely tradable shares were to sell a significant amount of our common stock in the public market, the market price of our common stock would likely decline. If we raise additional capital in the future through the sale of shares of our common stock to private investors, we may agree to register these shares for resale on a Form S-3 registration statement as we have done in the past. Upon registration, these additional shares would become freely tradable once sold in the public market, and, assuming the prospectus delivery and other requirement were met by the purchaser, which, if significant in amount, could further adversely affect the market price of our common stock.

Our stock price could decline because of the potentially dilutive effect of recent and future financings. At September 28, 2003, we had approximately 12.9 million shares of common stock outstanding as compared to approximately 7.0 million outstanding at the start of fiscal 2003, resulting in significant dilution to our existing stockholders. Specifically, in December 2002, we issued $1.2 million of Series E convertible preferred stock to one accredited institutional investor. At December 5, 2003, the investor had converted all of the Series E stock into approximately 941,300 shares of common stock. Additionally, we have issued this investor a warrant to purchase up to an additional 250,000 shares of our common stock at a discounted weighted average trading price upon conversion of the Series E stock, the exercise of which could adversely affect our stock price and contribute to further dilution. In addition to this Series E financing, we sold 750,000 shares of common stock and warrants to purchase 375,000 common shares for net proceeds of approximately $780,400 in our second fiscal quarter ended March 30, 2003. In our third fiscal quarter ended June 29, 2003, we sold approximately 769,200 shares of our common stock for net proceeds of approximately $961,800 and agreed to sell an additional 750,000 common shares and warrants to purchase 200,000 common shares for net proceeds of approximately $951,100, a transaction that was consummated early in our fourth fiscal quarter ended September 28, 2003. Also in our fourth fiscal quarter, we sold 1,211,570 shares of our common stock and warrants to purchase up to 690,695 common shares for net proceeds of approximately $1.4 million. In December 2003, we sold an additional 1.0 million shares of our common stock and five-year warrants to purchase up to 250,000 shares of our common stock for an exercise price of $2.20 per share in a private placement for net proceeds of approximately $1.7 million. Any additional equity financings in the future could also result in dilution to our stockholders.

If we are not able to adequately protect or enforce our patent or other intellectual property rights, our ability to compete in our target markets could be materially and adversely affected. We believe that our success, and that of our subsidiaries, will depend, in part, on the strength of our existing patent protection and the additional patent protection that we and our subsidiaries may acquire in the future. As of September 28, 2003, we held 49 U.S. patents and 15 foreign patents and had other patent applications pending before the U.S. Patent and Trademark Office as well in as various foreign jurisdictions. It is possible that any existing patents or future patents, if any, could be challenged, invalidated or circumvented, and any right granted under these patents may not provide us with meaningful protection from competition. Despite our precautions, it may be possible for a third party to copy or otherwise obtain and use our products, services or technology without authorization, to develop similar technology independently or to design around our patents. In addition, we treat technical data as confidential and generally rely on internal nondisclosure safeguards, including confidentiality agreements with employees, and on laws protecting trade secrets, to protect proprietary information. We cannot assure you that these measures will adequately protect the confidentiality of our proprietary information or that others will not independently develop products or technology that are equivalent or superior to ours.

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

Enforcing and protecting our patents and other proprietary information can be costly. If we are not able to adequately protect or enforce our proprietary information or if we become subject to infringement claims by others, our business, results of operations and financial condition may be materially adversely affected. We may need to engage in future litigation to enforce our intellectual property rights or the rights of our customers, to protect our trade secrets or to determine the validity and scope of proprietary rights of others, including our customers. We also may need to engage in litigation in the future to enforce our patent rights. In addition, we may receive in the future communications from third parties asserting that our products infringe the proprietary rights of third parties. We cannot assure you that any such claims would not result in protracted and costly litigation. Such litigation could result in substantial costs and diversion of our resources and could materially and adversely affect our business, financial condition and results of operations. Furthermore, we cannot assure you that we will have the financial resources to vigorously defend or enforce our patents or other proprietary technology.

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

We are subject to significant competition that could harm our ability to win new business or attract strategic partnerships and could increase the price pressure on our products. We face strong competition from a wide variety of competitors, including large, multinational semiconductor design firms and aerospace firms. Most of our competitors have considerably greater financial, marketing and technological resources than we or our subsidiaries do, which may make it difficult to win new contracts or to attract strategic partners. This competition has resulted and may continue to result in declining average selling prices for our products. We cannot assure you that we will be able to compete successfully with these companies. Certain of our competitors operate their own fabrication facilities and have longer operating histories and presence in key markets, greater name recognition, larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than us. As a result, these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the promotion and sale of their products. Increased competition has in the past resulted in price reductions, reduced gross margins and loss of market share. We believe that this trend may continue in the future. We cannot assure you that we will be able to continue to compete successfully or that competitive pressures will not materially and adversely affect our business, financial condition and results of operations.

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

Our equity and voting interests in our subsidiaries were significantly diluted in the past as a result of private placements, and further financings could cause us to lose control of our subsidiaries. We have historically funded the operations of our subsidiaries with equity financings. The financing of our Novalog and RedHawk subsidiaries to date have involved significant private sales of common stock of those subsidiaries representing approximately 32% of the then outstanding capital stock of Novalog and approximately 30% of the then outstanding capital stock of RedHawk, generating net proceeds to Novalog of approximately $4.1 million and approximately $581,000 for RedHawk. While we repurchased approximately 28% of the common stock of Novalog from minority investors during fiscal years 1998 and 1999, and acquired approximately 11% of the common stock of RedHawk in a settlement agreement in fiscal 2003, we do not currently have sufficient discretionary capital to repurchase minority interest shares of our subsidiaries. As a result of our decision to significantly reduce our expenditures related to our subsidiaries and increase our emphasis on government contracts, our subsidiaries, Novalog, MSI, iNetWorks and RedHawk, have consolidated their separate operations with ATD to reduce costs. In order to continue their developmental activities, our subsidiaries would have to partner with a third party or sell additional equity interests to finance at least some portion of their business plans. Such partnering relationship or additional financings may not be available on acceptable terms, if at all. Even if financing becomes available, our ability to enjoy the benefits of any potential increase in value on the part of our subsidiaries can be greatly reduced by third-party investments. Additional financings by our subsidiaries will result in a reduction in our equity interests in the subsidiaries and reduced control of our subsidiaries. Significant third-party investment in our subsidiaries will likely result in third-party investors receiving subsidiary board representation and/or protective covenants that could further reduce our control over the day-to-day operations and strategic direction of our subsidiaries. Third-party financings of subsidiaries will also inherently complicate our fiduciary and contractual obligations and could leave us more vulnerable to costly and uncertain litigation in the future, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our international operations are subject to many inherent risks, any of which may adversely affect our business, financial condition and results of operations. Approximately 6% of our total revenues in the fiscal year ended September 29, 2002 and 4% of our total revenues in the fiscal year ended September 28, 2003 were derived from sales outside the United States. In the future, we intend to expand our international business activities. International operations are subject to many inherent risks that may adversely effect our business, financial condition and operating results, including:

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

Item 2. Properties

We currently occupy leased facilities in Costa Mesa, California for our operations and those of our subsidiaries. These facilities include approximately 34,700 square feet in two separate buildings for which we hold a five-year lease terminating in September 2008. Our present monthly rent for this space is approximately $45,500 per month. In addition, we hold a lease on approximately 7,100 square feet in one of these buildings, terminating in September 2004, for which we pay a rental of approximately $9,000 per month. We have sublet a portion of the 7,100 square feet and are using the balance for temporary offices and storage.

Our facilities include laboratories containing clean rooms for operations requiring a working environment with reduced atmospheric particles. We believe that our facilities are adequate for our operations for fiscal 2004.

Item 3. Legal Proceedings

From February 14, 2002 to March 15, 2002, five purported class action complaints were filed in the United States District Court for the Central District of California against ISC, certain of its current and former officers and directors, and an officer and director of its former subsidiary Silicon Film Technologies, Inc. By stipulated Order dated May 10, 2002, the Court consolidated these actions. Pursuant to the Order, plaintiffs served an amended complaint on July 5, 2002. The amended complaint alleged that defendants made false and misleading statements about the prospects of Silicon Film during the period January 6, 2000 to September 15, 2001, inclusive. The amended complaint asserted claims for violations of Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5, and sought damages of an unspecified amount. Defendants’ time to answer or otherwise respond to the amended complaint was September 2002, at which time ISC filed a motion to dismiss the amended complaint. This motion was heard on May 5, 2003, at which time the Court dismissed the amended complaint, but granted the plaintiffs leave to further amend their complaint within 20 days. The plaintiffs filed a second amended complaint on May 27, 2003, reasserting the claims made previously, primarily on the basis of purported greater particularity. The defendants filed a motion to dismiss the second amended complaint on June 24, 2003. This motion was denied on September 22, 2003, and the defendants filed their answer to the second amended complaint on October 6, 2003, denying all of the substantive allegations of that complaint. The Court has established a schedule for discovery related to the second amended complaint, with the hearing of any summary judgement motions resulting therefrom to be heard by May 3, 2004. If the second amended complaint is not dismissed by settlement or summary judgement, the Court has established July 2004 as the calendar period for trial.

We believe that we have meritorious defenses to the plaintiffs’ allegations, and we intend to assert these defenses vigorously. Our failure to obtain a favorable resolution of claims set forth in the second amended complaint could have a material adverse effect on our business, results of operations and financial condition. Currently, the amount of such material adverse effect cannot reasonably be estimated.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The following table sets forth the range of high and low sales prices of our common stock for the periods indicated, as reported by the Nasdaq SmallCap Market (Nasdaq SmallCap Market symbol: IRSN). Our stock is also traded on the Boston Stock Exchange under the trading symbol ISC. These prices represent prices among dealers, do not include retail markups, markdowns or commissions, and may not represent actual transactions:

	High	Low
Fiscal Year Ending October 3, 2004:
First Quarter (Through—December 22, 2003)	$3.50	$1.21

Fiscal Year Ended September 28, 2003:
First Quarter	$2.60	$0.77
Second Quarter	1.76	0.93
Third Quarter	2.13	1.06
Fourth Quarter	2.20	1.30

Fiscal Year Ended September 29, 2002:
First Quarter	$2.26	$1.05
Second Quarter	1.41	0.77
Third Quarter	2.84	1.07
Fourth Quarter	1.67	1.00

On December 22, 2003, the last sales price for our common stock on the Nasdaq SmallCap Market was $3.22.

On December 12, 2003, there were approximately 558 stockholders of record based on information provided by our transfer agent.

We have never declared or paid cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

All sales of unregistered securities during fiscal year 2003 have been previously reported except for the following transaction:

In September 2003, we sold 1,211,570 shares of common stock and five-year warrants to purchase up to 605,785 shares of common stock with an exercise price of $1.97 per share, in a private placement to seven accredited investors for net proceeds of approximately $1.4 million. We also issued five-year warrants to purchase up to 84,810 shares of our common stock with an exercise price of $1.97 per share to an investment banker that facilitated this private placement. In addition, we paid $110,253 to this investment banker for its placement and advisory services. Of the total warrants issued in this transaction, in December 2003, the exercise price of warrants to purchase 250,016 shares of common stock was adjusted to $1.75 per share pursuant to the warrants’ terms. In December 2003, the exercise price of warrants to purchase 355,769 shares of common stock was reduced to $1.50 per share in connection with waiver of a financing right. The exercise price of the warrants to purchase 250,016 and 355,769 shares may be reduced to $1.20 per share and $1.00 per share, respectively, if we do not achieve at least $3.5 million in total revenues in each of the first two quarters of our fiscal 2004.

The issuance of the common stock and common stock warrants described in the previous paragraph was deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Act”), in reliance on Section 4(2) of the Act as transactions by an issuer not involving any public offering. Except as indicated above, there were no underwriters, brokers or finders employed in connection with this private placement.

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this report. The consolidated statement of operations data for the fiscal years ended September 28, 2003, September 29, 2002 and September 30, 2001, and the consolidated balance sheet data at September 28, 2003 and September 29, 2002 are derived from audited consolidated financial statements incorporated by reference in this report. The consolidated statement of operations data for the fiscal years ended October 1, 2000 and October 3, 1999, and the consolidated balance sheet data at September 30, 2001, October 1, 2000 and October 3, 1999 are derived from audited consolidated financial statements not included in this report. The historical results are not necessarily indicative of results to be expected in any future period.

	Fiscal Year Ended
	September 28, 2003	September 29, 2002	September 30, 2001	October 1, 2000	October 3, 1999
Consolidated Statement of Operations Data:

Total revenues	$12,642,300	$15,342,300	$10,657,300	$10,769,800	$11,098,600

Loss from operations	(5,790,500)	(5,926,900)	(16,126,000)	(9,972,400)	(5,989,900)

Loss from continuing operations	(6,345,100)	(6,072,500)	(15,525,500)	(8,994,900)	(5,323,100)

Gain (loss) from discontinued operations	—	35,000	938,000	(6,043,400)	(3,792,600)

Net loss	(6,345,100)	(6,037,500)	(14,587,500)	(15,038,300)	(9,115,700)

Basic and diluted loss per common and common equivalent share	$(0.82)	$(1.06)	$(5.72)	$(7.44)	$(5,84)

Weighted average number of shares outstanding	8,958,200	5,694,800	2,549,500	2,201,400	1,562,200

Shares used in computing basic and diluted loss per share (1)	8,958,200	5,694,800	2,549,500	2,201,400	1,562,200

(1)	Loss per common and common equivalent shares includes, where applicable, cumulative and imputed dividends on preferred stock that have not been declared or paid.

	Fiscal Year Ended
	September 28, 2003	September 29, 2002	September 30, 2001	October 1, 2000	October 3, 1999
Consolidated Balance Sheet Data:

Current assets	$3,243,200	$4,900,300	$5,024,200	$11,784,900	$5,972,650

Current liabilities	3,504,600	6,383,500	5,693,100	3,088,900	4,581,100

Working capital (deficit)	(261,400)	(1,483,200)	(668,900)	8,696,000	1,391,550

Total assets	8,455,600	10,538,550	11,141,650	15,853,850	9,716,150

Long-term debt	34,700	61,300	180,300	173,800	433,200

Stockholders’ equity	4,484,800	3,626,550	4,688,950	7,586,550	2,212,650

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Historically, we have had had seven operating segments: ATD, Novalog, MPD, MSI, RedHawk, iNetWorks and Corporate Headquarters, which were separately managed, with independent marketing and distribution systems. Corporate Headquarters provides accounting, inventory control and management consulting services to our consolidated subsidiaries. Corporate revenue consists of charges to the subsidiaries for these services and corporate assets consist of loans to subsidiaries and goodwill for reacquisition of subsidiary stock. However, during fiscal 2003, we consolidated those operations that are similar across various segments to reduce expenses. As a result, we expect to report fewer operating segments starting in fiscal year 2004.

In the past, we also made significant investments to fund research and development for our operating subsidiaries. To date, other than Novalog, none of these investments have led to subsidiaries contributing material revenues or earnings to our consolidated results of operations. Accordingly, starting in fiscal 2001, we adopted a policy to significantly reduce our investments in our subsidiaries for the foreseeable future. Furthermore, in addition to the consolidation of separate marketing and distribution systems, in fiscal 2003 we also reorganized our operations to permit all business units, including subsidiaries, to take better advantage of our technical and administrative resources. We would reconsider our strategy for our subsidiaries if the subsidiaries are able to secure independent funding or enter into a strategic partnership with third parties to separately finance their operations.

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

Revenue Recognition. Our consolidated total revenues during fiscal 2003 were primarily derived from contracts to develop prototypes and provide research, development, design, testing and evaluation of complex detection and control defense systems. Our research and development contracts are usually cost plus a fixed fee (best effort) or fixed price with billing entitlements based on level of effort expended. For such research and development contracts, revenues are recognized as we incur costs and include applicable fees or profits primarily in the proportion that costs incurred bear to estimated final costs. Upon the initiation of each such contract, a detailed cost budget is established for direct labor, material and subcontract support based on our proposal and the required scope of the contract as may have been modified by negotiation with the customer, usually a U.S. government agency or prime contractor. A program manager is assigned to secure the needed labor, material and subcontract in the program budget to achieve the stated goals of the contract and to manage the deployment of those resources against the program plan. Our accounting department collects the direct labor, material and invoiced subcontract charges for each program on a weekly basis and provides such information to the respective program managers and the senior operating management of the Company.

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

We provide for anticipated losses on contracts by a charge to income during the period in which a loss is first identified. We adjust the accrual for contract losses quarterly based on the review of outstanding contracts. Upon closure of the contracts, any associated accrual of anticipated loss is discharged accordingly. Costs and estimated earnings in excess of billings under government contracts are accounted for as unbilled revenues on uncompleted contracts. Unbilled revenues on uncompleted contracts are stated at estimated realizable value.

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

Inventory. Inventories are stated at the lower of cost or market. Each quarter, we evaluate our inventories for excess quantities and obsolescence. Inventories that are considered obsolete are written off. Remaining inventory balances are adjusted to approximate the lower of cost or market value. The valuation of inventories at the lower of cost or market requires the use of estimates as to the amounts of current inventories that will be sold. These estimates are dependent on our assessment of current and expected orders from our customers.

Costs on long-term contracts and programs in progress represent recoverable costs incurred. The marketing of our research and development contracts involves the identification and pursuit of specific government budgets and programs. We are frequently involved in the pursuit of a specific anticipated contract that is a follow-on or related to an existing contract. We often determine that it is probable that a subsequent award will be successfully received, particularly if we can demonstrate continued progress against anticipated technical goals of the projected new program while the government goes through its lengthy process required to allocate funds and award contracts. Accordingly, from time-to-time we capitalize material, labor and overhead costs expected to be recovered from a probable new contract. Due to the uncertain timing of new or follow-on research and development contracts, we maintain significant reserves for this inventory to avoid overstating its value. We have adopted this practice because we are typically able to more fully recover such costs under the provisions of government contracts by direct billing of inventory rather than by seeking recovery of such costs through permitted indirect rates.

Valuation Allowances. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance.

FISCAL YEAR ENDED SEPTEMBER 28, 2003 vs. FISCAL YEAR ENDED SEPTEMBER 29, 2002

Product sales in fiscal 2003 were $2,212,700, a decrease of $2,429,000, or approximately 52%, from fiscal 2002’s product sales of $4,641,700. Approximately $1,049,500 of this aggregate decrease was due to further decline in the sales of wireless infrared receiver products sold by our Novalog subsidiary, most of which have historically been intended for use in products of Palm Computing. Novalog’s fiscal 2003 product sales were $975,700 as compared to $2,025,300 in fiscal 2002, adjusted to exclude $49,200 of other Novalog fiscal 2002 revenue realized from tax refunds. Approximately $876,100 of the fiscal 2003 decrease in total product sales was due to decline in the sale of our stacked memory products. This decline was primarily the result of delays in the introduction of new BGA products and delays in expected reorders from L-3 Communications, our largest customer for stacked memory products in the last several fiscal years. L-3 Communications’ programs that utilize our stacked memory products are funded by government agencies, and we believe were exposed to similar procurement delays as were experienced in our research and development business. The product sales of our UCR chip also declined 63% in fiscal 2003 to $296,900, from product sales of $792,200 in fiscal 2002, which accounted for most of the balance of the decline in total product sales. The decline in UCR product sales in fiscal 2003 was largely the result of our fiscal 2003 reorganization in which performance of the on-going customization of the UCR chip for a specific customer was transferred to our research and development staff, and the revenues for such activity were reclassified as contract research and development instead of product sales. Fiscal 2003 cost of product sales was $2,375,600, or approximately 107% of product sales, a decrease in amount, from $4,048,800 of such costs in fiscal 2002, resulting from the corresponding decrease in fiscal 2002’s product sales in absolute dollars, but an increase as a percentage, from approximately 87% of product sales, in fiscal 2002. The reduced gross margins for product sales in fiscal 2003 was largely the result of reduced sales volume absorbing less of the fixed direct costs associated with the sales of stacked memory products and UCRs. Our arrangement with our contract manufacturing source for stacked memory products calls for monthly minimum charges, regardless of volume. We did not exceed the monthly threshold at which such charges were fully absorbed for most months of fiscal 2003. With respect to UCR products, the fixed direct cost that was not fully absorbed due to lower volumes was depreciation. Novalog’s unit volume of products shipped in fiscal 2003 was approximately 54% of its unit volume shipped in fiscal 2002, accounting for the 52% reduction in Novalog’s product sales from fiscal 2003 to fiscal 2002.

Fiscal 2003 contract research and development revenue was $10,367,900, $193,600 or 2% less than fiscal 2002 contract research and development revenue of $10,561,500. Approximately $4.4 million of fiscal 2003 contract research and development revenue was recognized in the first half of fiscal 2003 from the substantial completion of the $9.6 million Jigsaw contract, awarded in fiscal 2002 to develop an airborne laser-based sensor. We received new research and development contracts in fiscal 2003 in an aggregate amount of approximately $7.3 million, but not early enough in the fiscal year to sustain the level of research and development contract activity established by the Jigsaw contract in fiscal 2002 that continued in the first part of fiscal 2003. During fiscal 2003, we sold approximately $69,200 of our previously inventoried labor, material and overhead costs to government contracts. We also wrote off a net of $265,000 of previously inventoried labor, material and overhead costs that we no longer deemed likely of recovery. During the same period, we added new inventoried labor, material and overhead costs of $155,300, net of reserves, in anticipation of new contracts in the future resulting in a net decrease of $178,900 in our inventoried research and development costs in fiscal 2003. Of the new contract research and development inventory added in fiscal 2003,$66,500 is related to our miniaturized infrared camera technology, with the balance related to our chip stacking and image processing technologies. Cost of contract research and development revenue in fiscal 2003 was $7,790,200 or approximately 75% of contract research and development revenue, an increase of $38,100, from $7,752,100, or approximately 73% of contract research and development revenue in fiscal 2002. Included in this change was the effect of a decrease of $85,700, or approximately 19%, in our accrued reserve for potential losses on ongoing research contracts, from $442,200 at September 29, 2002 to $358,500 at September 28, 2003. This fiscal 2003 reduction was largely the result of the changed maturity mix of contracts at the two dates. At September 29, 2002, our research and development contract backlog was substantially composed of contracts that had relatively short periods of performance remaining. Because of this time horizon, our discretion to re-plan contract resource allocation to reduce or eliminate losses before contract completion was limited. As a result, for most contracts we had already made the final management decisions that would determine the contract outcomes at September 29, 2002. Some of those decisions involved irreversible commitments to probable losses, and we established our reserves to reflect those likely outcomes. On the other hand, at September 28, 2003, our research and development contract backlog was substantially composed of contracts that had only been underway for six months or less. We, therefore, had more discretion remaining in the management of these programs and our reserves for losses at September 28, 2003, while allowing for some conservatism in profit potential due to possible future management decisions, have less reserve for unavoidable program losses at completion. The specific contract reserves are all based on the estimates of program managers of the future effort required to achieve desired technical objectives.

Fiscal 2003 general and administrative expense of $5,598,800 was a decrease of $1,877,800, or 25%, from the $7,476,600 of general and administrative expense in fiscal 2002. The largest component of this decrease was a reduction of $968,000 in salary and related benefit costs. The second largest component of the decrease was a reduction of $402,600 in service costs, primarily a reduction in legal expenses due to the settlement of a lawsuit in October 2002 and satisfaction of the retention in fiscal 2002 under our directors and officers insurance policy, resulting in the fiscal 2003 legal expenses of defending the class action litigation being borne by our insurance carrier. General and administrative expense reductions in other categories ranged from $2,500 to $154,300, reflecting our overall thrust to reduce indirect expenses throughout our operations. As a percentage of total revenues, general and administrative expense was approximately 44% in fiscal 2003 compared to 49% in fiscal 2002.

Research and development expense in fiscal 2003 was $2,668,100, an increase of $676,500, or 34%, from research and development expense of $1,991,700 in fiscal 2002. This increase was after a reduction of R&D expense in subsidiaries of $669,800 in fiscal 2003, to $70,900. However, this decrease in subsidiary R&D simply reflected our fiscal 2003 reorganization to make our technical resources available throughout the Company, rather than being duplicated in various business units. Accordingly, internal research and development programs related to subsidiary products and technologies were largely conducted in fiscal 2003 by our technical staff that also undertakes our contract research and development business. Unlike fiscal 2002, in which the increase in our funded contract research and development left little discretionary resources available for internally funded research and development, fiscal 2003 exhibited periods of reduced direct utilization of technical staff due to delays in receipt of government contract awards. During such periods, we elected to retain most of our technical staff and utilized them on internally funded research and development programs, resulting in the fiscal 2003 increase in such expense. As a percentage of revenues, R&D accounted for approximately 21% in fiscal 2003 compared to 13% in fiscal 2002.

Due to our continuing reductions in aggregate indirect operating expenses, our net loss in fiscal 2003 was close to that of fiscal 2002, even though total revenues in fiscal 2003 were $2.7 million less than in fiscal 2002. We had a net loss of $6,345,100 in fiscal 2003, $307,600 more than the $6,037,500 of such loss in fiscal 2002. Since $369,400, of fiscal 2003’s net loss was attributable to loss on disposal of capital equipment, an item that was not present in fiscal 2002, the loss before disposal of capital equipment was $61,800 less in fiscal 2003 than fiscal 2002. The fiscal 2003 disposal loss largely resulted from the cancellation of an large laboratory equipment purchase and impairment write-downs of subsidiary assets after our reorganization. The consolidated fiscal 2003 net loss includes losses at MSI and iNetWorks of approximately $255,600 and $37,300, respectively, improvements of $671,300 and $241,200, respectively, over the fiscal 2002 losses of these development stage subsidiaries. This aggregate $912,500 improvement in the loss of these two subsidiaries was largely the result of our 2003 reorganization that eliminated duplicate technical and administrative resources in all business units. Novalog had a loss of $228,500 in fiscal 2003, a reduction of $1,040,000 from its fiscal 2002 loss of $1,268,500. The fiscal 2003 improvement in Novalog loss was also largely the result of our reorganization, but it additionally included an improvement of $189,300 due to better product margins. Redhawk realized a fiscal 2003 profit of $13,200 as compared to a fiscal 2002 loss of $161,800, due both to our reorganization and to the shift of RedHawk’s development and marketing activities to a licensee. Of the remaining approximate $5.8 million net loss in fiscal 2003 that was not due to subsidiaries, approximately $4.7 million was largely attributable to the delayed receipt of new government research and development contracts. Our staffing and infrastructure that we had in place to support our overall operations, including the $9.6 million Jigsaw contract in the latter part of fiscal 2002 and the early part of fiscal 2003, was not fully absorbed by our research and development contract backlog once the Jigsaw contract was essentially completed. However, at that point in time, we had also been advised of the pending status of several new government contracts that were expected to require much of our temporarily underutilized technical staff. Accordingly, we retained the bulk of our technical staff and supporting infrastructure, pending the receipt of the new contracts later in fiscal 2003, and sustained significant losses as a result. We had anticipated that we would be able to absorb some of these excess expenses from margins on sales of newly-introduced stacked memory products, but delays in the launch of these products until August 2003 effectively eliminated such products as a source of material revenue and indirect expense absorption in fiscal 2003. Furthermore, these product delays also resulted in net losses of $1,145,600 in our stacked memory product sales for fiscal 2003. These sales were conducted in MPD through the first three fiscal quarters of fiscal 2003 and were integrated with the operations of ATD in the fourth fiscal quarter as a result of our reorganization.

The net loss is net of the allocation of a portion of the loss from operations attributable to minority ownership interests of consolidated subsidiaries. In fiscal 2003, the consolidated amount of minority interest loss allocation was $7,900, of which $3,600 was attributable to RedHawk’s profit and $11,500 was attributable to Novalog’s loss. This aggregate minority loss allocation was $104,300 less than the aggregate $112,200 allocated minority interest of fiscal 2002.

FISCAL YEAR ENDED SEPTEMBER 29, 2002 vs. FISCAL YEAR ENDED SEPTEMBER 30, 2001

Fiscal 2002 product sales of $4,641,700 decreased by $622,900, or approximately 12%, from the $5,264,600 of product sales generated in fiscal 2001. This decrease was primarily due to a continuing decline in the sales of products intended for use in products of Palm Computing, sold by our Novalog subsidiary, offset by an increase in product sales of MPD and MSI. Novalog’s product sales, including $49,200 of other revenues generated during fiscal 2002, declined approximately 54%, to $2,074,500 in fiscal 2002 from $4,511,700 in fiscal 2001. MPD’s and MSI’s product sales, including $28,500 and $61,400 of other revenues generated during fiscal 2002 respectively, increased approximately 213% and 600%, respectively, to $1,823,100 in fiscal 2002 versus $582,500 in fiscal 2001 for MPD and to $853,600 in fiscal 2002 versus $121,900 in fiscal 2001 for MSI. Fiscal 2002 cost of product sales was $4,048,800, or approximately 88% of product sales, a decrease from $5,697,000 or approximately 108% of product sales in fiscal 2001. The improvement in gross margins was almost completely due to the absence in fiscal 2002 of product costs incurred in fiscal 2001 that did not recur in fiscal 2002, namely approximately $180,000 relating to fiscal 2001 testing and qualifying of MPD’s new products and the $638,600 fiscal 2001 write-down of RedHawk’s capitalized software development costs. Novalog’s unit volume of products shipped in fiscal 2002 was approximately 38% of its unit volume shipped in fiscal 2001, accounting for approximately 113% of the reduction in Novalog’s revenues from fiscal 2002 to fiscal 2001, which was offset, in part, by an approximately 13% increase in the average unit price.

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

The consolidated loss from continuing operations of $6,072,500 in fiscal 2002 was $9,453,000, or approximately 61%, less than the $15,525,500 of such loss in fiscal 2001. Losses at the three development stage subsidiaries, MSI, iNetWorks and RedHawk, were approximately $926,000, $277,000 and $161,000, respectively, representing reductions of approximately $1.92 million, $1.95 million and $1.54 million, respectively, from fiscal 2001 as a result of reductions in product development and associated activities at those subsidiaries. Novalog’s loss in fiscal 2002 was approximately $1,268,000, an increase of $761,000 from fiscal 2001, reflecting the effect of the decline in its fiscal 2002 revenues. Of the remaining approximate $5.3 million improvement in consolidated loss from continuing operations, approximately $4.7 million was realized as a result of improved absorption of indirect expenses and margins from increased revenues, with $3.5 million of that improvement occurring at ATD, which reduced its fiscal 2002 loss to approximately $1,151,900, and $0.9 million of the improvement occurring at MPD, which reduced its fiscal 2002 loss to approximately $653,000. The remaining approximate $961,600 improvement in operating loss was primarily due to net reduced expenses in our corporate headquarters segment. These net reductions included a decrease in consultant expense of $862,400, a reduction in labor expense of $645,700 and a decrease in services, supplies and miscellaneous operating expenses aggregating $273,600. These improvements in the expenses of our corporate headquarters segment were offset, in part, by increased legal expense of $373,500, a reduction of $176,400 in expenses allocable to subsidiaries, an increase in unfunded pension expense of $110,000, an increase in interest expense of $90,200 and a reduction in interest income of $70,000.

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

Liquidity and Capital Resources

At September 28, 2003, we had consolidated cash and cash equivalents of $1,166,800, an increase of $470,500 compared to September 29, 2002. The net cash used in operating activities was $3,793,100 during fiscal 2003. This net cash use was largely attributable to our fiscal 2003 loss from continuing operations of $6,345,100 plus our reduction of $2,658,800 in accounts payable and accrued expenses, offset by significant non-cash expenses of $1,552,400 from depreciation, $369,400 from losses on disposal of equipment and $695,000 from non-cash stock contributions to our employee retirement plan plus $439,700 of other operating expenses retired by issuance of common stock. Of the operating expenses retired by issuance of common stock, $59,750 was the result of cancellation of compensation obligations due to former employees under Settlement Agreements pursuant to our 2001 Compensation Plan. Other significant adjustments that affected cash use in fiscal 2003 were a $2,660,500 decrease in accounts receivable and accrued expenses, and a $662,600 increase in customer advances. Cash flow from operating activities during the first fiscal quarter of fiscal 2003 was negatively impacted by the fact that ATD’s then largest contract, awarded in May 2002, involved significant subcontractor support for which we received only a management fee, but no recovery of indirect expenses.

We used a net of $1,041,100 of cash in investing activities during fiscal 2003, after receiving $400,000 of proceeds from the cancellation of a Novalog certificate of deposit, which simultaneously eliminated its restricted cash of $400,000. The largest component of this net use was $1,233,000 used to acquire property, plant and equipment. Of this amount, $175,700 was for equipment, $4,800 was for leasehold improvements, $104,900 was for software programs, and $947,600 was for construction in progress. The construction in progress included $271,900 for stacked neo-processor tools. We also used $208,100 of cash in fiscal 2003 to invest in patents. If our funded contract activity continues to grow in the future, an outcome that we are seeking, but cannot guarantee, we anticipate that our capital expenditures will likely grow from the level experienced in fiscal 2003.

During fiscal 2003, we generated net cash of $5,304,700 from financing activities. Cash provided by financing activities included $5,098,400 from the issuance of common and preferred stock and common stock warrants, and proceeds from common stock options and warrants exercised of $869,100. Novalog also retired its $400,000 line of credit during fiscal 2003 through the application of the net proceeds resulting from the cancellation of its certificate of deposit discussed above. Net cash provided by equity transactions was reduced by principal payments on capital leases payable of $112,800. We also used $150,000 of cash to retire the principal balance of short-term notes payable.

Largely as a result of our substantial proceeds from financing during fiscal 2003, our consolidated working capital increased approximately $1.2 million from $(1,483,200) at September 29, 2002 to $(261,400) at September 28, 2003. This result was achieved despite our net loss, a portion of which was attributable to our preparation for the launch of a new line of stacked memory products in fiscal 2003. We were not able to accomplish this product launch until August 2003, and were therefore not able to realize any improvement in our liquidity from margins on improved product sales in fiscal 2003. We believe, but cannot guarantee, that we will be able to achieve growth in our product sales in fiscal 2004 as a result of our launch of new products in late fiscal 2003. We believe that such growth, when combined with our ongoing research and development revenues, will allow us to improve our liquidity position in fiscal 2004. However, to meet the potential working capital requirements of such growth, we may need to raise additional financing in the near future and such financing may not be available on a timely basis, on acceptable terms, or at all.

We believe, but cannot guarantee, that our government-funded contract business will continue for the foreseeable future at levels approximately equal to or greater than results of the last few fiscal years, and will therefore continue to be a potential source of liquidity through the recovery of indirect costs as permitted under government contracts. This belief stems from our visibility into budgetary decisions of various government agencies. However, contracts with government agencies may be suspended or terminated by the government at any time, subject to certain conditions. Similar termination provisions are typically included in agreements with prime contractors. Since our inception, we have experienced such termination of our contracts on three occasions, the latest of which being April 1999. There is no assurance that we will not experience suspensions or terminations in the future. Any such termination, if material, could cause a disruption of our revenue stream, adversely affect our results of operations and could result in employee layoffs.

We believe that a majority of our consolidated losses in recent years have been the result of discretionary investments to commercialize our technologies, particularly in subsidiaries. We have not been successful in many of these activities, nor have we been able to raise sufficient capital to fund the future development of these technologies. We have sharply curtailed the breadth of these investments in favor of a more concentrated investment strategy targeted toward products with the most identifiable prospects for near term revenue growth and associated liquidity enhancement. Beyond these product-related expenses, we have continued our reduction in indirect expenses initiated several years ago as evidenced by our approximate $1.8 million reduction in general and administrative expense in fiscal 2003, approximately half of which was attributable to staff reductions. We have not identified any long-term sources of internal liquidity improvement other than indirect cost reductions and anticipated growth in our government contract and stacked memory revenues.

At September 28, 2003, our funded backlog was approximately $3,195,100 compared to $1,762,600 at September 29, 2002. In addition, existing contracts include unfunded backlog, which typically is funded when the previously funded amounts have been expended. Subsequent to fiscal year end, the total backlog was $2,610,000 as of November 21, 2003.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

None.

Item 8. Financial Statements and Supplementary Data

The financial statements, together with the report thereon of Grant Thornton LLP dated December 12, 2003, as listed under Item 15, appear in a separate section of this report beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in timely alerting them to the material information related to us (or our consolidated subsidiaries) required to be included in the reports we file or submit under the Exchange Act.

(b) Changes in Internal Controls. During the most recent fiscal quarter covered by this report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

(a) Identification of Directors. Information concerning directors, under the caption “Proposal One: Election of Directors—Nominees,” appears in the Proxy Statement for the 2004 Annual Meeting and is incorporated herein by reference.

(b) Identification of Executive Officers. The information, under the caption “Executive Officers,” appears in the Proxy Statement for the 2004 Annual Meeting and is incorporated herein by reference.

(c) Identification of Financial Expert. The information, under the caption “Proposal One: Election of Directors – Audit Committee Financial Expert,” appears in the Proxy Statement for the 2004 Annual Meeting and is incorporated herein by reference

(d) Compliance with Section 16(a) of the Exchange Act. The information, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” appears in the Proxy Statement for the 2004 Annual Meeting and is incorporated herein by reference.

(e) Code of Ethics. We have adopted a Code of Ethics that applies to all of our employees including our principal executive officer and our principal financial and accounting officer, and all members of our finance department performing similar functions. Our Code of Ethics is filed as Exhibit 14 to this Annual Report on Form 10-K.

Upon request, we will provide without charge to any person who so requests, a copy of our Code of Ethics. Requests for such copies should be submitted to the Corporate Secretary, at Irvine Sensors Corporation, 3001 Redhill Avenue, Bldg. 3-108, Costa Mesa, California or by telephone at (714) 549-8211.

Item 11. Executive Compensation

The information, under the captions “Proposal One: Election of Directors – Director Compensation” and “Executive Compensation and Other Information,” appears in the Proxy Statement for the 2004 Annual Meeting and is incorporated herein by reference.

Item 12. Stock Ownership of Certain Beneficial Owners and Management

The information, under the caption “Ownership of Securities,” appears in the Proxy Statement for the 2004 Annual Meeting and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The response to this Item will be contained in the Proxy Statement for the 2004 Annual Meeting under the heading “Related Party Transactions” and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Pursuant to SEC Release No. 33-8183 (as corrected by Release No. 33-81183A), the disclosure requirements of this Item are not effective until our Annual Report on Form 10-K for our first fiscal year ending after December 15, 2003.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) Financial Statements

See Index to Consolidated Financial Statements on page F-1

(2) Financial Statement Schedules:

Schedule II, Valuation and Qualifying Accounts, is filed as part of this Form 10-K on page 34. All other schedules have been omitted because they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

(3) Exhibits

The following is a list of the exhibits encompassed in this Annual Report on Form 10-K:

Exhibit Number	Exhibit Description

3.1	Certificate of Incorporation of the Registrant, as amended and currently in effect

3.3	By-laws, as amended to date (2)

4.1	Specimen Common Stock certificate (1)

10.1*	1991 Stock Option Plan (3)

10.2*	1995 Stock Option Plan (4)

10.3*	1999 Stock Option Plan (5)

10.4*	2000 Non-Qualified Stock Option Plan (6)

10.5*	2001 Stock Option Plan (7)

10.6*	2001 Non-Qualified Stock Option Plan (8)

10.7*	2001 Compensation Plan (9)

10.8*	2003 Stock Incentive Plan (10)

10.9	Amendment to Government Contract DAAD17-01-D-0006-0002 dated September 27, 2002 (11)

10.10	Government Contract NAAS5-02129 dated September 13, 2002 (12)

10.11	Subscription Agreement dated as of March 27, 2003 by and between the Registrant and Securities Trust Company TTEE Irvine Sensors Corporation Cash or Deferred & Stock Bonus Plan Ret. Plan FBO: John Carson (13)

10.12	Warrant dated as of March 27, 2003 issued to the Securities Trust Company TTEE Irvine Sensors Corporation Cash or Deferred & Stock Bonus Plan Ret. Plan FBO: John Carson (14)

10.13	Subscription Agreement dated as of April 29, 2003 by and between the Registrant and Securities Trust Company TTEE Irvine Sensors Corporation Cash or Deferred & Stock Bonus Plan Ret. Plan FBO: John Carson (15)

10.14	Government Contract NRO000-03-C-0139 dated April 4, 2003 (16)

10.15	Modification P00004 of Government Contract DAAB07-02-C-P608 dated April 18, 2003 (17)

10.16	Government Contract MDA972-03-C-0052 dated April 21, 2003 (18)

10.17	Form of Indemnification Agreement between the Registrant and its directors and officers (19)

10.18	Lease Agreement for premises at 3001 Redhill Avenue, Bldg. 3, Costa Mesa, California, effective October 1, 2003

10.19	Lease Agreement for premises at 3001 Redhill Avenue, Bldg. 4, Suite 200, Costa Mesa, California, effective October 1, 2003

10.20	Lease Agreement for premises at 3001 Redhill Avenue, Bldg. 4, Suite 109, Costa Mesa, California, effective October 1, 2003

10.21	Lease Agreement for premises at 3001 Redhill Avenue, Bldg. 4, Downstairs, Costa Mesa, California, dated October 19, 2001 (20)

14	Code of Ethics

21.1	Subsidiaries of the Registrant

23.1	Consent of Grant Thornton LLP, Independent Certified Public Accountants

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 1991.
(2)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2003.
(3)	Incorporated by reference to Part II of Pre-effective Amendment No. 2 to the Form S-2 filed with the Commission on July 9, 1992 (Registration No. 33-47977).
(4)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-72201), filed February 11, 1999.
(5)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-94071), filed January 4, 2000.
(6)	Incorporated by reference to the Registrant’s Definitive Proxy Statement for the March 7, 2001 Annual Meeting of Stockholders.
(7)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2001.
(8)	Incorporated by reference to Exhibit 10.5 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2002.
(9)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-76756), filed January 15, 2002.
(10)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2003.
(11)	Incorporated by reference to Exhibit 10.11 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29,2002.
(12)	Incorporated by reference to Exhibit 10.12 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29,2002.
(13)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2003.
(14)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2003.
(15)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2003.
(16)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2003.
(17)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2003.
(18)	Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2003.
(19)	Incorporated by reference to Exhibit 10.9 filed with the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended October 1, 2000.
(20)	Incorporated by reference to Exhibit 10.14 filed with the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended September 30, 2001.
*	Management contract or compensatory plan or arrangement

(b) Reports on Form 8-K:

The Company’s quarterly earnings release for its third fiscal quarter ended June 29, 2003 was filed on August 11, 2003 in a report on Form 8-K. No other reports on Form 8-K were filed during the Company’s fourth fiscal quarter ended September 28, 2003.

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
Dated: December 23, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Robert G. Richards	/s/ John J. Stuart, Jr.
Robert G. Richards	John J. Stuart, Jr.
Chief Executive Officer and Director	Chief Financial Officer and Secretary
(Principal Executive Officer)	(Principal Financial and Chief Accounting Officer)
Dated: December 23, 2003	Dated: December 23, 2003

/s/ Mel R. Brashears	/s/ Joseph Carleone
Mel R. Brashears, Chairman of the Board	Joseph Carleone, Director
Dated: December 23, 2003	Dated: December 23, 2003

/s/ John C. Carson	/s/ Marc Dumont
John C. Carson, Director	Marc Dumont, Director
Dated: December 23, 2003	Dated: December 23, 2003

/s/ Maurice C. Inman, Jr.	/s/ Thomas M. Kelly
Maurice C. Inman, Jr., Director	Thomas M. Kelly, Director
Dated: December 23, 2003	Dated: December 23, 2003

/s/ Clifford Pike	/s/ Vincent F, Sollitto, Jr.
Clifford Pike, Director	Vincent F. Sollitto, Jr., Director
Dated: December 23, 2003	Dated: December 23, 2003

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
Fiscal year ended September 28, 2003:
Allowance for doubtful accounts	$76,300	$12,500	$31,100	$57,700
Inventory reserves	$8,526,400	$105,800	$5,357,200	$3,275,000

Fiscal year ended September 29, 2002:
Allowance for doubtful accounts	$57,700	$20,000	$1,400	$76,300
Inventory reserves	$8,183,500	$410,900	$68,000	$8,526,400

Fiscal year ended September 30, 2001:
Allowance for doubtful accounts	$126,400	$36,500	$105,200	$57,700
Inventory reserves	$5,767,400	$2,416,200	$100	$8,183,500

IRVINE SENSORS CORPORATION

Irvine Sensors Corporation

Consolidated Balance Sheets

	September 28, 2003	September 29, 2002

Assets
Current assets:
Cash and cash equivalents	1,166,800	696,300
Restricted cash	54,200	435,200
Accounts receivable, net of allowance for doubtful accounts of $57,700 in 2003 and $76,300 in 2002	443,500	2,081,700
Unbilled revenues on uncompleted contracts	598,100	648,500
Inventory, net	932,100	938,000
Other current assets	48,500	100,600

Total current assets	3,243,200	4,900,300

Equipment, furniture and fixtures, net	4,417,600	4,959,200
Patents and trademarks, net	707,400	580,600
Deposits	87,400	98,450

Total assets	$8,455,600	$10,538,550

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,620,600	$3,880,100
Accrued expenses	806,100	1,205,400
Accrued loss on contracts	358,500	444,200
Advance billings on uncompleted contracts	437,000	143,800
Deferred revenue	251,700	43,100
Line of credit	—	400,000
Short term notes payable	—	150,000
Capital lease obligations – current portion	30,700	116,900

Total current liabilities	3,504,600	6,383,500
Capital lease obligations, less current portion	34,700	61,300
Minority interest in consolidated subsidiaries	431,500	467,200

Total liabilities	3,970,800	6,912,000

Commitments and contingencies (Note 11)	—	—

Stockholders’ Equity:
Preferred stock, $0.01 par value, 500,000 shares authorized:
Series B convertible cumulative preferred stock, 0 and 4,300 shares outstanding	—	25
Series C convertible cumulative preferred stock, 0 and 2,300 shares outstanding	—	25
Series E convertible preferred stock, 2,083 and 0 shares outstanding; aggregate liquidation preference of $250,000	—	—
Common stock, $0.01 par value, 80,000,000 shares authorized; 12,947,700 and 7,027,900 shares issued and outstanding	129,500	70,300
Common stock warrants; 2,065,600 and 1,094,800 outstanding	—	—
Common stock held by Rabbi Trust	(250,000)	—
Deferred compensation liability	250,000	—
Paid-in capital	110,315,500	102,158,200
Accumulated deficit	(105,960,200)	(98,602,000)

Total stockholders’ equity	4,484,800	3,626,550

Total liabilities and stockholders’ equity	$8,455,600	$10,538,550

See Accompanying Notes to Consolidated Financial Statements

Irvine Sensors Corporation

Consolidated Statements of Operations

	Fiscal Year Ended
	September 28, 2003	September 29, 2002	September 30, 2001
Revenues:
Contract research and development revenue	$10,367,900	$10,561,500	$5,380,800
Product sales	2,212,700	4,641,700	5,264,600
Other revenue	61,700	139,100	11,900

Total revenues	12,642,300	15,342,300	10,657,300

Cost and expenses:
Cost of contract research and development revenue	7,790,200	7,752,100	4,364,200
Cost of product sales	2,375,600	4,048,800	5,697,000
General and administrative expense	5,598,800	7,476,600	10,770,400
Research and development expense	2,668,200	1,991,700	5,951,700

	18,432,800	21,269,200	26,783,300

Loss from operations	(5,790,500)	(5,926,900)	(16,126,000)

Interest expense	(182,400)	(230,400)	(141,500)
Interest and other income	5,100	10,100	136,400
Loss on disposal and impairment of assets	(369,400)	—	—

Loss from continuing operations before minority interest and provision for income taxes	(6,337,200)	(6,147,200)	(16,131,100)
Minority interest in loss of subsidiaries	7,900	112,200	609,600
Provision for income taxes	(15,800)	(37,500)	(4,000)

Loss from continuing operations	(6,345,100)	(6,072,500)	(15,525,500)

Discontinued operations:
Loss from operations of discontinued subsidiary	—	—	(4,658,400)
Gain on disposal of subsidiary	—	35,000	5,596,400

Gain from discontinued operations	—	35,000	938,000

Net loss	$(6,345,100)	$(6,037,500)	$(14,587,500)

Imputed dividend on Series E stock issued	(1,013,100)	—	—

Net loss applicable to common stockholders	$(7,358,200)	$(6,037,500)	$(14,587,500)

Loss from continuing operations	$(0.82)	$(1.07)	$(6.09)
Gain from discontinued operations	—	0.01	0.37

Basic and diluted net loss per common share	$(0.82)	$(1.06)	$(5.72)

Weighted average number of shares outstanding	8,958,200	5,694,800	2,549,500

See Accompanying Notes to Consolidated Financial Statements

Irvine Sensors Corporation

Consolidated Statement of Stockholders’ Equity

	Common Stock Shares Issued		Common Stock Warrants Issued	Preferred Stock Shares Issued		Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Number	Amount	Number	Number	Amount
Balance at October 1, 2000	2,331,900	23,300	177,600	6,600	50	85,540,200	(77,977,000)	7,586,550

Sale of common stock and common stock units	435,400	4,400	—	—	—	5,872,850	—	5,877,250

Common stock issued to employee retirement plan	232,200	2,300	—	—	—	1,174,500	—	1,176,800

Common stock issued to pay operating expenses	178,600	1,800	—	—	—	443,200	—	445,000

Common stock options exercised	9,600	100	—	—	—	218,300	—	218,400

Common stock warrants issued	—	—	165,600	—	—	865,000	—	865,000

Common stock warrants exercised	117,700	1,200	(117,700)	—	—	2,806,200	—	2,807,400

Common stock warrants expired	—	—	(2,250)	—	—	—	—	—

Cash in lieu for fractional shares resulting from reverse stock split	(100)	—	—	—	—	(350)	—	(350)

Reversal of Series C preferred stock dividends of discontinued subsidiary	—	—	—	—	—	300,400	—	300,400

Net loss	—	—	—	—	—	—	(14,587,500)	(14,587,500)

Balance at September 30, 2001	3,305,300	33,100	223,250	6,600	50	97,220,300	(92,564,500)	4,688,950

Sale of common stock and common stock units	1,665,000	16,700	—	—	—	2,238,300	—	2,255,000

Common stock issued to employee retirement plan	571,700	5,700	—	—	—	704,300	—	710,000

Common stock issued to pay operating expenses	1,412,400	14,100	—	—	—	1,797,300	—	1,811,400

Common stock options exercised	73,500	700	—	—	—	83,900	—	84,600

Common stock warrants issued	—	—	873,000	—	—	114,100	—	114,100

Common stock warrants expired	—	—	(1,450)	—	—	—	—	—

Net loss	—	—	—	—	—	—	(6,037,500)	(6,037,500)

Balance at September 29, 2002	7,027,900	70,300	1,094,800	6,600	50	102,158,200	(98,602,000)	3,626,550

Sale of common stock and common stock units	3,480,800	34,800	—	—	—	4,017,500	—	4,052,300

Sale of preferred stock	—	—	—	10,000	100	1,046,000	—	1,046,100

Conversion of preferred stock to common stock	791,100	7,900	—	(14,500)	(150)	(7,750)	—	—

Common stock issued to employee retirement plans	734,000	7,300	—	—	—	954,900	—	962,200

Common stock issued to pay operating expenses	132,000	1,300	—	—	—	188,400	—	189,700

Common stock issued to settle minority interest	25,000	300	—	—	—	27,450	—	27,750

Common stock options exercised	159,600	1,600	—	—	—	175,900	—	177,500

Common stock warrants exercised	597,300	6,000	(597,300)	—	—	685,600	—	691,600

Common stock options issued to service providers	—	—	—	—	—	56,200	—	56,200

Common stock warrants issued	—	—	1,568,100	—	—	—	—	—

Imputed value of Series E conversion option	—	—	—	—	—	1,013,100	(1,013,100)	—

Net loss	—	—	—	—	—	—	(6,345,100)	(6,345,100)

Balance at September 28, 2003	12,947,700	$129,500	2,065,600	2,100	$—	$110,315,500	$(105,960,200)	$4,484,800

See Accompanying Notes to Consolidated Financial Statements

Irvine Sensors Corporation

Consolidated Statements of Cash Flows

	Fiscal Year Ended
	September 28, 2003		September 29, 2002		September 30, 2001
Cash flows from operating activities:
Loss from continuing operations		$(6,345,100)		$(6,072,500)		$(15,525,500)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	$1,486,500		$1,381,600		$1,571,400
Non-cash incentive common stock warrants issued	56,200		114,200		865,000
Provision for obsolete inventory	105,800		410,900		2,416,200
Accrued interest on marketable securities	(100)		(300)		(25,700)
Loss on disposal and impairment of assets	369,400		1,800		638,600
Non-cash employee retirement plan contributions	945,000		710,000		1,176,800
Minority interest in net loss of subsidiaries	(7,900)		(112,100)		(609,600)
Common stock issued to pay operating expenses	189,700		1,811,400		368,800
Write-off of employee advances	—		42,200		—
(Increase) decrease in accounts receivable	1,638,200		74,100		(165,800)
(Increase) decrease in unbilled revenues on uncompleted contracts	50,400		(114,000)		(193,400)
(Increase) decrease in employee advances	—		174,700		(216,900)
Increase in inventory	(99,900)		(234,700)		(3,040,800)
(Increase) decrease in other current assets	52,100		(30,200)		40,600
(Increase) decrease in other assets	11,000		3,800		(6,200)
Increase (decrease) in accounts payable and accrued expenses	(2,660,500)		849,100		2,031,200
Increase (decrease) in accrued loss on contracts	(85,700)		(477,000)		338,500
Increase (decrease) in advance billings on uncompleted contracts	293,200		139,400		(4,200)
Increase (decrease) in deferred revenue	208,600		(108,400)		151,500

Total adjustments		2,552,000		4,636,500		5,336,000

Net cash used in operating activities		(3,793,100)		(1,436,000)		(10,189,500)

Cash flows from investing activities:
Capital facilities and equipment expenditures	(1,233,000)		(737,100)		(3,396,300)
Acquisition of patents	(208,100)		(168,400)		(325,500)
Proceeds from liquidation of certificate of deposit	400,000		—		—
Purchase of restricted certificate of deposit	—		—		(400,000)
Proceeds from sales of marketable securities	—		156,900		1,250,000
Purchase of marketable securities	—		—		(150,000)
Increase in restricted cash	—		(35,200)		—
Capitalized software	—		—		(270,000)

Net cash used in investing activities		(1,041,100)		(783,800)		(3,291,800)
Cash flows from financing activities:
Net proceeds from issuance of preferred stock and common stock warrants	1,046,100		—		—
Net proceeds from issuance of common stock and common stock warrants	4,052,300		2,255,000		5,873,900
Proceeds from options and warrants exercised	869,100		84,500		3,025,800
Proceeds from line of credit	—		464,000		200,000
Payments on line of credit	(400,000)		(264,000)		—
Proceeds from notes payable	—		200,000		—
Principal payments of notes payable	(150,000)		(50,000)		—
Principal payments of capital leases	(112,800)		(188,600)		(371,000)
Sale of minority interest in subsidiary	—		—		670,000

Net cash provided by financing activities		5,304,700		2,500,900		9,398,700

Net cash provided by (used in) discontinued operations		—		35,000		(3,168,100)
Net increase (decrease) in cash and cash equivalents		470,500		316,100		(7,250,700)
Cash and cash equivalents at beginning of period		696,300		380,200		7,630,900

Cash and cash equivalents at end of period		$1,166,800		$696,300		$380,200

Non-cash investing and financing activities:
Imputed dividend on Series E convertible preferred stock issued		$1,013,100		$—		$—
Common stock issued to settle minority interest		27,750		—		—
Common stock issued to retire indebtedness		—		1,811,400		—
Equipment financed with capital leases		—		2,500		260,500
Settlement of capital lease obligation with accounts payable		—		113,000		—
Supplemental cash flow information:
Cash paid for interest		$162,000		$228,700		$141,500

See Accompanying Notes to Consolidated Financial Statements

Irvine Sensors Corporation

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Company Operations. The accompanying consolidated financial statements have been prepared for Irvine Sensors Corporation (“ISC”) on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company generated net losses of $6,037,500 and $6,345,100 in fiscal 2002 and fiscal 2003, respectively. However, as partial mitigation to possible going concern risks posed by this operating performance, the Company continued to reduce its indirect expenses in fiscal 2003, which contributed to an improvement of its negative working capital by approximately $1.2 million in fiscal 2003 to $261,400. At September 28, 2003, the Company had total stockholders’ equity of $4,484,800. The Company also continued to demonstrate its historical access to equity capital markets to fund deficits in its operations in fiscal 2003, raising approximately $6.1 million through the sale or exercise of equity securities. In the first quarter of fiscal 2004, the Company raised an additional $1.7 million through a private placement of equity securities. (See Note 20). Management believes, but cannot assure, that the Company will be able to raise additional working capital if required to fund its operations for at least the next twelve months.

Management believes that a majority of the Company’s losses in recent years have been the result of discretionary investments to commercialize a wide variety of technologies, largely through subsidiaries. The Company has not yet been successful in most of these activities, nor has it been able to raise sufficient capital to fund the future development of many of these technologies. Accordingly, the Company has sharply curtailed the breadth of its commercialization investments, particularly in subsidiaries, and instead has focused on the near-term commercialization of its chip stacking product business. Management believes that growth in its stacking business can provide the necessary margins to absorb the Company’s indirect expenses that are not fully recovered through its government research and development contract business. To that end, the Company made significant investments in the commercialization of its stacking business in fiscal 2003, contributing material losses in the process, and management believes, but cannot guarantee, that growth in its stacking business is now achievable in fiscal 2004. Furthermore, based upon discussions with government agencies, management believes that it will continue to receive government contract awards through fiscal 2004 at levels that will support significant portions of the Company’s indirect costs. Management has developed an operating plan to manage costs in line with estimated total revenues for fiscal 2004, including contingencies for cost reductions if projected revenue growth is not fully realized. Accordingly, management believes that the Company’s operations will generate sufficient cash to meet its continuing obligations for the foreseeable future. However there can be no assurance that projected revenue growth will occur or that the Company will successfully implement its plans. Additionally, although the Company will likely seek additional equity financing to meet its working capital needs, there can be no assurance that suitable financing will be available on acceptable terms, or at all.

Consolidation. The consolidated financial statements include the accounts of ISC and its subsidiaries, Novalog, Inc., MicroSensors, Inc. (“MSI”), RedHawk Vision Systems, Inc., iNetWorks Corporation, 3D Microelectronics, Inc. and 3D MicroSystems, Inc. Silicon Film Technologies, Inc. (“Silicon Film”), a former subsidiary of the Company, was dissolved in fiscal 2001 and is reported as discontinued operations. 3D Microelectronics and 3D Microsystems are shell corporations and do not have material assets, liabilities or operations. All significant intercompany transactions and balances have been eliminated in consolidation.

Fiscal Year. The Company’s fiscal year each year ends on the Sunday nearest September 30. Fiscal 2003 ended on September 28, 2003, Fiscal 2002 ended on September 29, 2002 and Fiscal 2001 ended on September 30, 2001. Fiscal years 2001, 2002 and 2003 all include 52 weeks. Fiscal 2004, since it includes February of a leap year, will end on October 3, 2004 and will include 53 weeks.

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

Revenues. The Company’s consolidated revenues from product sales were primarily derived from shipments of Novalog’s infrared chips and modules and shipments of memory stack products. Production orders for memory stacks and Novalog’s products are generally priced in accordance with the Company’s established price list.

The Novalog and MSI subsidiaries and the Company’s stacked chip operations are product-oriented businesses with sales primarily to OEM manufacturers. Revenues are recorded when products are shipped. Terms are FOB shipping point. Novalog generally provides a 90-day warranty on its products, but has experienced minimal returns. RedHawk is the licensor of a shrink-wrapped software product that has also experienced minimal returns. Products sold by the other product-oriented units have largely been for developmental and qualification use to date and have not been sold under formal warranty terms. None of the product-oriented units offer contractual price protection. Accordingly, the Company does not presently maintain any reserves for returns under warranty or post-shipment price adjustment.

The Company also contracts to develop prototypes and provide research, development, design, testing and evaluation of complex detection and control defense systems. The Company’s research and development contracts are usually cost plus fixed fee (best effort) or fixed price level of effort, which require the Company to deliver a specified number of labor hours. Revenues for such contracts are recognized as costs are incurred and include applicable fees or profits primarily in the proportion that costs incurred bear to estimated final costs. Costs and estimated earnings in excess of billings under government contracts are accounted for as unbilled accounts receivable. The Company provides for anticipated losses on contracts by a charge to income during the period in which a loss is first identified. The accrual for contract losses is adjusted quarterly based on review of outstanding contracts. Unbilled accounts receivable are stated at estimated realizable value.

United States government contract costs, including indirect costs, are subject to audit and adjustment by negotiations between the Company and government representatives. Indirect contract costs have been agreed upon through fiscal 2001. Contract revenues have been recorded in amounts that are expected to be realized upon final settlement. (See also Note 12).

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

Inventory. Product inventory is valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) basis. Inventories are reviewed quarterly to determine salability and obsolescence. A reserve is established for slow moving and obsolete product inventory items. In addition, marketing of specific government budgets and programs is facilitated by the capitalization of material, labor and overhead costs that are recoverable under government research and development contracts. Due to the uncertain timing of such contract awards, the Company maintains significant reserves for this inventory to avoid overstating its value. (See Note 11).

Equipment, Furniture and Fixtures. The Company capitalizes costs of additions to equipment, furniture and fixtures, together with major renewals and betterments. Some projects require several years to complete and are classified as construction in progress, including expansion of the Company’s clean room facilities and related equipment. In addition, the Company capitalizes overhead costs for all in-house capital projects. Maintenance, repairs, and minor renewals and betterments are charged to expense. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized. Depreciation of equipment, furniture and fixtures is provided over the estimated useful lives of the assets, primarily using the straight-line method. The useful lives are three to five years. Leasehold improvements are amortized over the terms of the leases.

Accounting for Stock-Based Compensation. The Company accounts for stock-based employee compensation as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and, effective June 29, 2003, has adopted Statement of Financial Accounting Standards (“SFAS”) 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”) that supercedes SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). SFAS 148 requires pro forma disclosures of net income and net income per share as if the fair value based method of accounting for stock-based awards had been applied for employee grants. It also requires disclosure of option status on a more prominent and frequent basis. Such disclosure for the three fiscal years ended September 28, 2003 is presented immediately below, adjusted to reflect the 1-for-20 reverse stock split of September 2001. The Company accounts for stock options and warrants issued to non-employees based on the fair value method, but has not elected this treatment for grants to employees. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period.

	No. of Shares	Range of Exercise Prices	Weighted Average Exercise Price
Options outstanding at October 1, 2000	68,900	$19.60 to $59.20	$34.16
Granted	93,700	20.60 to 63.44	27.44
Exercised	(8,400)	19.60 to 31.87	23.40
Cancelled	(2,900)	19.60 to 59.10	29.40
Expired	(5,100)	19.60 to 20.00	19.60

Options outstanding at September 30, 2001	146,200	$20.00 to $63.44	$31.07
Granted	1,508,800	0.77 to 1.16	1.09
Exercised	(73,600)	1.15 to 1.15	1.15
Cancelled	(106,000)	1.15 to 59.10	9.77
Expired	(16,400)	20.00 to 39.40	30.15

Options outstanding at September 29, 2002	1,459,000	$0.77 to $63.44	$3.13
Granted	1,033,300	0.86 to 1.70	1.26
Exercised	(159,600)	0.86 to 1.35	1.11
Cancelled	(69,200)	0.86 to 59.10	1.97
Expired	(18,300)	27.19 to 38.44	31.52

Options outstanding at September 28, 2003	2,245,200	$0.77 to $63.44	$2.21

The exercise prices of the options granted during the three fiscal years ended September 28, 2003, as presented above, were equal to the closing price of the Company’s common stock at the date of grant. Additionally, included in the table above is an option to purchase 75,000 shares that was granted to a non-employee consultant during the fiscal year ended September 28, 2003. The fair value of this option, calculated using the Black-Scholes option-pricing model, was $56,200, which has been included in general and administrative expense.

A summary of outstanding options exercisable under the Company’s 1991, 1995, 1999, 2000, 2001 and 2003 Qualified and Non-Qualified Plans at September 28, 2003 is shown below.

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price - Outstanding Options	Number Exercisable	Weighted Average Exercise Price - Exercisable Options
$ 0.77 - $1.70	2,169,300	9	$1.16	1,758,000	$1.14
20.00 - 29.99	57,700	1	25.77	43,000	25.50
30.00 - 39.99	2,700	1	36.60	2,300	36.55
40.00 - 63.44	15,500	1	55.92	14,500	56.68

	2,245,200			1,817,800

Pursuant to SFAS 148, the Company is required to disclose the effects on the net loss and per share data as if the Company had elected to use the fair value approach to account for all of its employee stock-based compensation plans. Had the compensation cost for all of the Company’s option plans, including those of its subsidiaries, been determined using the fair value method, the compensation expense would have increased the Company’s net loss for the fiscal years ended September 28, 2003, September 29, 2002 and September 30, 2001 as shown below. (See also Note 5 for calculation of net loss applicable to common stockholders.)

	52 weeks ended
	September 28, 2003	September 29, 2002	September 30, 2001
Actual net loss	$(6,345,100)	$(6,037,500)	$(14,587,500)
Pro forma compensation expense	(1,058,000)	(1,210,400)	(1,146,400)

Pro forma net loss	$(7,403,100)	$(7,247,900)	$(15,733,900)

Actual net loss per share	$(0.82)	$(1.06)	$(5.72)

Pro forma net loss per share	$(0.94)	$(1.27)	$(6.17)

The pro forma amount was determined by estimating the fair value of each option granted during the respective fiscal year on its grant date using the Black-Scholes option-pricing model. In the fiscal year ended September 28, 2003, assumptions of no dividend yield, risk-free interest rates ranging from 1.59% to 2.15% which approximate the Federal Reserve Board’s rates for treasuries at the time granted, an expected life of three years, and volatility rates ranging from 76.2% to 151.4% were applied. In the fiscal year ended September 29, 2002, the corresponding assumptions were interest rates ranging from 3.62% to 4.14%, an expected life of three years, and volatility rate of 156.0 to 158.1%. In the fiscal year ended September 30, 2001, assumptions were interest rates ranging from 3.62% to 4.14%, an expected life of three years, and volatility rate of 156.0 to 158.1%. There were no option grants by subsidiaries during the fiscal years ended September 28, 2003 and September 29, 2002. A volatility rate of 0% was applied to options granted by subsidiaries in the fiscal year ended September 30, 2001. The weighted average fair value for the options granted during the fiscal years ended September 28, 2003, September 29, 2002 and September 30, 2001 was $1.26, $0.91 and $1.15, respectively.

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

During fiscal 2001, the Company recorded a writedown of $638,600 of its unamortized software development costs. The Company determined the amount of the writedown based on the amount of the unamortized software development costs that exceeded the estimated net realizable value of the RedHawk software in accordance with SFAS 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. The Company determined the net estimated realizable value of the RedHawk software based on the estimated future revenues from the RedHawk product. The writedown is included in cost of product sales for fiscal 2001.

Long-Lived Assets. The Company continually monitors events or changes in circumstances that could indicate that the carrying amount of long-lived assets to be held and used, including goodwill and intangible assets, may not be recoverable. The determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. When impairment is indicated for a long-lived asset, the amount of impairment loss is the excess of net book value over fair value. In fiscal 2003, the Company took an approximate $130,300 impairment charge associated with specialized capital equipment utilized by one of the Company’s subsidiaries and that is leased to a licensee of some of the Company’s technology. This charge was in recognition of the expiration of the licensee’s facility lease at the end of fiscal 2004 and the corresponding uncertainty as to the extension of the equipment leasing relationship thereafter. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Intangible and Other Assets. Other assets consist principally of patents and trademarks related to the Company’s various technologies. Capitalized costs include amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of patent and trademark applications. These assets are amortized on a straight-line method over their estimated useful life of ten years.

Income Taxes. Deferred tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

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

Basic and Diluted Net Loss per Share. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that options, warrants and convertible preferred stock are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. (See Note 6).

Statements of Cash Flows. For purposes of the Consolidated Statements of Cash Flows, the Company considers all demand deposits and certificates of deposit with original maturities of 90 days or less to be cash equivalents.

Fair Value of Financial Instruments. The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable and payable, other liabilities and debt approximate fair value due to the short-term nature of these items. Short-term notes payable approximate fair value due to their floating interest rates.

Concentration of Credit Risk. The Company has cash deposits at U.S. banks and financial institutions, which exceed federally insured limits at September 28, 2003. The Company is exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institution; however, the Company does not anticipate non-performance.

Reclassifications. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

Recently Issued Statements of Financial Accounting Standards. The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), effective in the first quarter of fiscal 2003. SFAS 142 applies to the amortization and evaluation of goodwill and certain other intangible assets. As the Company does not have goodwill or intangible assets with indefinite lives, the provisions of SFAS 142 regarding the ceasing of amortization and the required minimum annual test for impairment do not apply. The adoption of SFAS 142 did not have a material impact on the Company’s results of operations or financial condition.

In June 2001, the Fair Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. The new rules apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset. SFAS 143 was effective for the Company at the beginning of fiscal 2003. The adoption of SFAS 143 did not have a material impact on the Company’s consolidated financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 establishes a single accounting model for the Impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (“SFAS 121”), and APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The Company adopted SFAS 144 effective in fiscal 2003. The adoption of SFAS 144 did not have a material impact on the Company’s results of operations or financial condition.

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

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003, which for the Company is June 30, 2003. The adoption of EITF Issue No. 00-21 did not have a material effect on the Company’s consolidated financial condition or results of operations.

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, which for the Company is June 30, 2003. The adoption of SFAS 150 did not have a material effect on the Company’s consolidated financial condition or results of operations.

Note 2 - Issuance of Common Stock

On September 26, 2001, a 1-for-20 reverse split of the Company’s common stock approved by stockholders became effective. All references in these financial statements and schedules to the number of shares of common stock of the Company give effect to this reverse split.

Fiscal 2001 Issuances

During fiscal 2001, the Company issued an aggregate of 973,400 shares of its common stock in various transactions. Of this amount, 562,600 shares were issued for cash or cash equivalents, realizing aggregate proceeds of $8,902,700, and 410,800 were issued to settle operating expenses of the Company aggregating $1,621,800. These transactions are separately discussed below.

2001 Cash Transactions

During fiscal 2001, holders of 150 common stock options exercised their options to purchase common stock of the Company by canceling their options to purchase 350 shares of common stock of the Company having an aggregate exercise price of $14,400. Additionally, holders of 9,450 common stock options exercised their options to purchase common stock of the Company, which resulted in net proceeds of $204,000.

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

In June 2001, the Company sold 70,800 common stock units to investors in another offering pursuant to its shelf registration. Each common stock unit consists of one share of common stock of the Company, plus one five-year warrant to purchase twenty shares of common stock of iNetWorks at an exercise price of $1.00 per share. In connection with the sale of these common stock units, the Company granted 3,125 warrants to the finders in this offering, each representing the right to purchase one share of the Company’s common stock and twenty shares of iNetWorks’ common stock at an exercise price of $27.00 and $1.00 per share, respectively. The shelf offering generated net proceeds of $790,500. The warrants to purchase the iNetworks common stock were not registered on the shelf registration statement.

In July 2001, the Company sold 173,300 common stock units to investors in another offering pursuant to its shelf registration. Each common stock unit consists of one share of common stock of the Company, plus one five-year warrant to purchase 40 shares of common stock of iNetWorks at an exercise price of $1.00 per share. The shelf offering generated net proceeds of $1,635,600. The warrants to purchase the iNetworks common stock were not registered on the shelf registration statement.

Warrants to purchase 117,700 shares of the Company’s common stock were exercised during fiscal 2001, generating net proceeds of $2,807,400.

2001 Non-Cash Transactions to Settle Operating Expenses

In September 2001, the Company sold 167,700 shares of common stock of the Company to employees under the 2001 Compensation Plan (See Note 7 – Compensation Plan) to settle compensation and consulting invoices of $293,100, net of expenses. No sales were made to any executive officers under this plan. These transactions were made at an aggregate discount of approximately $25,400, or 7.9%, from the market prices on the dates of subscription. In conjunction with some of the transactions, the Company concurrently made advances to employees in the aggregate amount of $216,900 at September 30, 2001. These advances were substantially repaid in October 2001. During fiscal 2001, the Company issued 10,900 shares of common stock to consultants for services provided, valued at $151,900 based on invoices and service agreements with the providers. The aggregate market value of the common stock issued in settlement of these obligations was $93,660 at the time of the transactions.

During fiscal 2001, the Board of Directors authorized contributions to the Employee Stock Bonus Plan, representing the annual contribution for fiscal year 2001. The contribution was made in 232,200 shares of the Company’s common stock, which have been issued to the Plan.

Fiscal 2002 Issuances

During fiscal 2002, the Company issued an aggregate of 3,722,700 shares of common stock in various transactions. Of this amount, 1,738,600 shares were issued for cash, realizing aggregate proceeds of $2,339,500, and 1,984,100 were issued to settle operating expenses of the Company aggregating $2,521,400. These transactions are separately discussed below.

2002 Cash Transactions

The Company issued 960,000 shares of its common stock for cash in fiscal 2002 in two placements pursuant to the Company’s shelf registration statement that was declared effective in May 2001 and that expired December 30, 2001. In the first of these two shelf placements, the Company sold 300,000 common stock units to investors, generating net proceeds of $300,000. Each common stock unit consisted of (a) one share of common stock of the Company, (b) one five-year warrant to purchase one share of common stock of the Company at an exercise price of $2.19 per share, and (c) one five-year warrant to purchase one share of common stock of iNetWorks Corporation, a subsidiary of the Company, at an exercise price of $0.10 per share. In the second of these two shelf placements, the Company issued 660,000 shares of common stock to investors generating net proceeds of $817,000.

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

2002 Non-Cash Transactions to Settle Operating Expenses

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

During fiscal 2002, the Company issued an aggregate of 931,200 shares of its common stock pursuant to the Company’s 2001 Compensation Plan for the cancellation of $1,090,300 of payroll and consulting expense obligations of the Company. This consisted of (a) 881,100 shares issued to employees of the Company in consideration for the cancellation of $1,034,900 of compensation obligations and (b) 50,100 shares of common stock to consultants in consideration for the cancellation of $55,400 of existing accounts payable. (See Note 7).

During fiscal 2002, the Company issued 571,700 shares of its common stock to the Company’s retirement plan as a non-cash contribution of $710,000 for fiscal year 2002. (See Note 15).

Fiscal 2003 Issuances

During fiscal 2003, the Company issued an aggregate of 5,919,800 shares of common stock in various transactions. Of this amount, 4,237,700 shares were issued for cash, realizing aggregate net proceeds of $5,016,800, 891,000 shares were issued to settle operating expenses of the Company aggregating $1,179,700, and 791,100 shares were issued pursuant to conversions of preferred stock. These transactions are separately discussed below.

2003 Cash Transactions

Of the 4,237,700 shares of common stock issued for cash during fiscal 2003, 159,600 shares were issued as a result of the exercise of options by employees, realizing net proceeds of $272,900. Additionally, 597,300 shares were issued for net proceeds of $691,600 pursuant to the exercise of warrants. Of the issuances pursuant to warrants, 297,300 of the shares issued and $371,600 of the net proceeds realized were as a result of the Company reducing the exercise price of warrants previously issued to accredited investors in fiscal 2002 and fiscal 2003 to $1.25 per share, from exercise prices of $2.00 per share and $2.40 per share to induce accelerated exercise. The repricing of these warrants had no impact on the Company’s stockholders’ equity.

The balance of the common shares issued for cash in fiscal 2003 were issued in four private placements aggregating 3,480,800 shares and realizing total net proceeds of $4,052,300, after giving effect to $35,500 of costs related to private placements completed in fiscal 2002 that were not expensed until fiscal 2003. First, the Company issued 750,000 shares of its common stock and warrants to purchase 375,000 shares of its common stock to accredited investors in a March 2003 private placement of common stock units, generating net proceeds of $780,400. Each common stock unit in this transaction consisted of (a) two shares of common stock of the Company, and (b) one three-year warrant to purchase one share of common stock of the Company at an exercise price of $2.00 per share. Second, 769,200 shares of common stock were issued to the retirement plan of an officer and director of the Company at a purchase price of $1.30 per share in a separate private placement of common stock in April 2003, generating net proceeds of $961,800. (See Note 10.) Third, the Company issued 750,000 shares of its common stock and three-year warrants to purchase up to 200,000 shares of the Company’s common stock at a purchase price of $2.25 per share, for net proceeds of $951,100 in July 2003. In connection with this transaction, the Company issued a three-year warrant to purchase 52,500 shares of common stock at the exercise price of $1.40 per share to agents that facilitated the financing. (See Note 3). Finally, 1,211,600 shares of the Company’s common stock and five-year warrants to purchase 605,800 shares of common stock at an exercise price of $1.97 per share were issued in a private placement to accredited investors in a September 2003 private placement, generating net proceeds of $1,394,500. In connection with this transaction, the Company issued a warrant to purchase 84,800 shares of common stock at the exercise price of $1.97 per share to an investment banker that facilitated the financing. (See Note 3). The exercise price of the warrants issued in this transaction are subject to adjustment to an exercise price of $1.20 per share if the Company does not achieve at least $3.5 million of total revenues in each of its first two fiscal quarters of fiscal 2004.

2003 Non-Cash Transactions to Settle Operating Expenses

The 891,000 shares of common stock issued during fiscal 2003 to settle operating expenses of the Company were issued in five aggregate classes of non-cash transactions.

The first class of non-cash transaction was the Company’s issuance of an aggregate of 534,000 shares of its common stock, 429,800 of which were issued in December 2002 and of which 104,200 were issued in August 2003, to the Company’s qualified retirement plan as a non-cash contribution valued at $712,300. Of this amount, $17,200 was attributed to the settlement of contribution expense accrued, but not paid as of September 29, 2002, and $695,000 was a contribution for fiscal 2003. (See Note 15).

The second class of non-cash transaction during fiscal 2003 was the issuance of an aggregate of 43,300 shares of common stock pursuant to the Company’s 2001 Compensation Plan to former employees, in consideration for the non-cash cancellation of $59,750 payable under Settlement Agreements related to past services rendered to the Company. As a result of one of these Settlement Agreements, RedHawk realized a non-recurring gain of $39,100 related to the discharge of accrued obligations.

The third class of non-cash transaction during fiscal 2003 was the issuance, pursuant to one of the Settlement Agreements discussed immediately above, of 25,000 shares of common stock to a former CEO and director of RedHawk, in consideration for the redemption of the former CEO’s ownership interest in RedHawk, representing approximately 11% of RedHawk’s then outstanding common stock. The fair market value of the shares of the Company’s common stock at the time of issuance was $27,750.

The fourth class of non-cash transaction during fiscal 2003 was the issuance of 88,700 shares of common stock in December 2002 to the Company’s litigation counsel pursuant to a Payment Agreement in consideration for the settlement of $130,000 payable to such counsel for past services rendered to the Company.

The fifth class of non-cash transaction during fiscal 2003 was the issuance of an aggregate of 200,000 shares of the Company’s common stock to the Company’s Non-Qualified Deferred Compensation Plan, 100,000 of which was authorized in September 2002 and issued and placed into a Rabbi Trust in June 2003, and 100,000 of which were issued and placed into the same Rabbi Trust in September 2003. The Company had previously recorded $110,000 of compensation expense in fiscal 2002 for the first 100,000 share contribution and recorded a $140,000 compensation expense in fiscal 2003 for the second 100,000 share contribution, reflecting the value of the stock on the respective dates of the authorized contributions. The Company has presented this $250,000 contribution value as a contra-equity account and a deferred compensation obligation in the Stockholders’ Equity section of the accompanying consolidated balance sheets at September 28, 2003.

All of the foregoing non-cash issuances of common stock were valued based on the closing sales price of the Company’s common stock on the transaction date or the date that negotiations related to the transaction were completed.

2003 Conversions of Preferred Stock

In January 2003, the Company issued 16,500 shares of its common stock pursuant to the conversion of all of the outstanding shares of the Company’s Series B and Series C convertible cumulative preferred stock. In five transactions between March 2003 and August 2003, the Company issued 774,600 shares of its common stock pursuant to the conversion of 7,917 shares of Series E convertible preferred stock. (See Note 5).

The following is a summary by category of aggregate equity transactions in fiscal years 2001, 2002 and 2003 that involved the issuance of the Company’s common stock.

	No. of Shares of Common Stock Issued		Increase in Stockholders’ Equity
Balance at October 1, 2000		2,331,900
Private placement	35,600		$1,306,350
Shelf registration placements	399,800		$4,570,900
Common stock options exercised for cash or cashless exchange	9,600		$218,400
Common stock warrants exercised for cash	117,700		$2,807,400
Cash in lieu of fractional shares resulting from reverse split	(100)		($350)

Sale of common stock and common stock units for cash		562,600		$8,902,700
Issuance to employees under 2001 Compensation Plan	167,700		$293,100
Issuance to consultants under 2001 Compensation Plan	10,900		$151,900
Issuance to employee retirement plan	232,200		$1,176,800

Non-cash issuance of common stock to pay operating expenses		410,800		$1,621,800

Total for fiscal 2001		973,400		$10,524,500

Balance at September 30, 2001		3,305,300

Shelf registration placements	960,000		$1,117,000
Private placement	700,000		$1,129,000
Common stock options exercised for cash	73,500		$84,600
Sales to consultant under 2001 Compensation Plan	5,000		$8,900

Sale of common stock and common stock units for cash		1,738,500		$2,339,500
Issuance to employees under 2001 Compensation Plan	881,100		$1,034,900
Issuance to consultants under 2001 Compensation Plan	50,100		$55,400
Cancellation of subsidiary payable	278,700		$500,000
Cancellation of creditors payables	198,500		$216,500
Settlement of disputed subsidiary debt guarantee	4,000		$4,600
Issuance to employee retirement plan	571,700		710,000

Non-cash issuance of common stock to pay operating expenses		1,984,100		$2,521,400

Total for fiscal 2002		3,722,700		$4,860,900

Balance at September 29, 2002		7,027,900

Private placements	3,480,800		$4,052,300
Common stock options exercised for cash	159,600		$177,500
Common stock warrants exercised for cash	597,300		$691,600

Sale of common stock and common stock units for cash		4,237,700		$4,921,400
Issuance to employees under 2001 Compensation Plan	43,300		$59,750
Settlement of minority interest	25,000		$27,750
Cancellation of creditors payables	88,700		$130,000
Issuance to employee retirement plans	734,000		$962,200

Non-cash issuance of common stock to pay operating expenses		891,000		$1,179,700
Conversion of convertible preferred stock to common stock		791,100		$0

Total for fiscal 2003		5,919,800		$6,101,100

Balance at September 28, 2003		12,947,700

Note 3 - Common Stock Warrants

In November 2000, the Company granted warrants to purchase 25,000 shares of its common stock at an exercise price of $42.20 per share to non-employees for services rendered and as incentives. Two of the recipients were directors of the Company and two provided legal and other consulting services to the Company. The value of the warrants of $865,000 was calculated using the Black-Scholes valuation model, and was recorded as an expense.

Warrants to purchase 117,700 shares of the Company’s common stock were exercised during fiscal 2001, and generated net proceeds of $2,807,400. Warrants to purchase 2,250 shares of the Company’s common stock expired during fiscal 2001.

Warrants to purchase 140,600 shares of the Company’s common stock were granted to investors and agents during fiscal 2001 in connection with the issuance of common stock. (See Note 2).

In March 2002 and April 2002, the Company borrowed $200,000 pursuant to three promissory notes originally payable in May 2002 and June 2002 from three investors, one of whom was then a director of the Company. The promissory notes bore no interest, but were partially secured by receivables pursuant to a specific contract. The due date of one note, with a $50,000 principal value, was extended to July 2002, at which time it was retired. In June 2002, the due dates of the other two notes, with aggregate principal value of $150,000, were extended to September 30, 2002, at which time they were paid off. In consideration of the issuance of the notes, investors initially received warrants to purchase an aggregate of 100,000 shares of the Company’s common stock at an exercise price of $1.20 per share, and the investors holding the promissory notes that were extended received warrants to purchase an additional 40,000 shares of the Company’s common stock at an exercise price of $2.40 per share. The initial warrants to purchase 100,000 shares are exercisable nine months from issuance of the promissory notes, have a term of nine months thereafter and are callable by the Company if the stock issuable from the warrants has been registered and the Company’s stock has traded over $2.00 per share for ten consecutive trading days. The warrants issued for extension of the promissory notes to purchase 40,000 shares were exercisable nine months from extension of the promissory notes, had a term of nine months thereafter and were callable by the Company if the stock issuable from the warrants has been registered and the Company’s stock has traded over $4.00 per share for ten consecutive trading days. The warrants to purchase 40,000 shares were exercised in June 2003 pursuant to an offer to reduce their exercise price to $1.25 per share in consideration of accelerated exercise. The $51,000 fair value of the warrants was recorded as a discount to the related notes payable, and was amortized over the term of the notes as interest expense in the consolidated statements of operations. Taking into account this non-cash amortization expense, the effective interest rate of the promissory notes was 126%.

During fiscal 2002, the Company issued warrants to purchase 510,000 shares of its common stock in connection with various sales of common stock of the Company. In connection with these transactions, the Company also issued warrants to purchase 223,000 shares of its common stock to consultants who introduced the Company to investors participating in these transactions. (See Note 2).

During fiscal 2003, the Company issued warrants to purchase 1,180,800 shares of its common stock in connection with various sales of common stock of the Company. In connection with these transactions, the Company also issued warrants to purchase 137,300 shares of its common stock to agents who introduced the Company to investors participating in two of these transactions. (See Note 2).

During fiscal 2003, the Company also issued warrants to purchase 250,000 shares of its common stock in connection with the sale of the Company’s Series E convertible preferred stock. (See Note 5).

Warrants to purchase 597,300 shares of the Company’s common stock were exercised during fiscal 2003, and generated net proceeds of $691,600. No warrants to purchase shares of the Company’s common stock expired during fiscal 2003.

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

As partial consideration for services rendered related to the offering of Series E convertible preferred stock in December 2002 (See Note 5), the Company repriced warrants to purchase 200,000 shares of its common stock held by one finder in that offering that had been previously issued in connection with a prior offering in May 2002.

The exercise price of those warrants was reduced to $1.00 per share from a prior exercise price of $2.34 per share. In addition, the exercise price of warrants to purchase 23,000 shares of the Company’s common stock at $1.52 per share held by the financial consultant who made the initial introductions leading to the May 2002 and December 2002 offerings were also reduced to $1.00 per share in December 2002. As a result of these warrant repricings, there was no impact to the total cost of the offering or stockholders’ equity.

In June 2003, the Company reduced the exercise price of the warrants to purchase 40,000 shares of common stock issued to investors for extension of promissory notes as discussed above, from $2.40 per share to $1.25 share to induce accelerated exercise of the affected warrants. Concurrently, the Company also reduced the exercise price of warrants to purchase 269,800 shares of common stock issued to investors in various private placements from $2.00 per share to $1.25 per share, also to induce accelerated exercise of the affected warrants.

Outstanding Warrants

As of September 28, 2003, warrants to purchase a total of 2,065,600 shares of the Company’s common stock were outstanding, with exercise prices ranging from $1.00 per share to $240.00 per share, of which 26,600 warrants expire in fiscal year 2004, 283,600 warrants expire in fiscal year 2005, 759,200 warrants expire in fiscal year 2006 and 996,200 warrants expire in fiscal year 2007.

Note 4 - Series B and Series C Convertible Preferred Stock

The shares of Series B and Series C convertible cumulative preferred stock (respectively, the “Series B stock” and “Series C stock”), which were originally issued to the Company’s employee retirement plan, each bore a 10% cumulative annual dividend, which under Delaware law may generally be paid only out of (i) retained earnings or (ii) net profit in the current or preceding fiscal year. To the extent that the dividends were not declared and paid in any fiscal year, the obligation carried over to the next fiscal year. These shares of Series B stock and Series C stock were not redeemable, carried a liquidation preference over the common stock of $15.00 and $30.00 per share, respectively, and were convertible, at the option of the holder, into 2.5 shares of the Company’s common stock for each share of Series B stock and Series C stock. Distribution of vested benefits in the Series B stock and Series C stock, largely in fractional shares, were made from the Plan to former employees in fiscal 2001, all of whom subsequently surrendered and converted Series B stock and Series C stock into an aggregate of less than 20 shares of the Company’s common stock or its cash equivalent. There were no distributions of vested benefits of the Series B stock and Series C stock in fiscal 2002 and fiscal 2003.

In January 2003, the Administrative Committee of the Company’s employee retirement plan elected to convert all of the outstanding shares of the Company’s Series B stock and Series C stock into shares of common stock. Since the Company had not met the requirements to declare the dividends since the issuance of the Series B stock and Series C stock, an aggregate $159,200 of undeclared dividends had accumulated at September 29, 2002. Accordingly, the conversion of the 4,300 shares of Series B stock and 2,300 shares of Series C stock outstanding at January 2003 into common stock resulted in the issuance of 16,500 shares of common stock, the retirement of an aggregate of $132,700 of liquidation preference and the forfeiture of the $159,200 in undeclared cumulative dividends.

All shares of the Series B stock and Series C stock tendered for conversion, either by former employees or by the Administrative Committee of the Company’s employee retirement plan, have been retired.

Note 5 - Series E Convertible Preferred Stock

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

The closing sales price of the Company’s stock on the Nasdaq SmallCap Market® on the date of this transaction (the “commitment date”) was equal to $2.32 per share. Based upon the conversion formula, the conversion price on such date was $1.73, which exceeded the $1.50 ceiling. Accordingly, on the commitment date, the Series E stock was then convertible into 800,000 shares of common stock. The Subscription Agreement for the Series E stock provides that the holder of the shares can only acquire beneficial ownership of up to 9.99% of the Company’s common stock at any one time upon such conversion. The number of shares of the Company’s common stock outstanding at September 28, 2003 was 12,947,700.

In connection with this financing, the Company issued a three-year warrant to purchase shares of the Company’s common stock at an exercise price of $2.04 per share, the volume weighted average trading price of the Company’s common stock for the five trading days prior to the commitment date for this private placement. The maximum number of shares of the Company’s common stock issuable upon exercise of the warrant is 250,000 shares, and the minimum number of shares that may be issuable upon exercise of such warrant is 80,276 shares, depending upon the actual number of common shares issued pursuant to conversion of the Series E stock. On the commitment date for this private placement, the holder of the warrant was entitled to purchase 250,000 shares of the Company’s common stock. Under no circumstances can the maximum amount of the common stock issuable upon conversion of the Series E stock and exercise of the warrant exceed 19.99% of the common stock of the Company then outstanding. The warrants do not become exercisable until 60 days after the date all of the Series E stock has been converted into shares of the Company’s common stock. The fair value of the warrant, calculated using the Black Scholes option pricing model, was $342,500.

At the commitment date of this private placement, the beneficial conversion amount related to the Series E stock was $842,900. This amount represented the difference between the $1,856,000 fair value of the 800,000 shares of common stock issuable pursuant to the Series E stock on the commitment date and the $1,013,100 portion of the gross proceeds allocated to the common stock conversion option. The Company recorded a charge to accumulated deficit and a credit to paid-in capital at the commitment date in the amount of this beneficial conversion feature. When, and if, the Series E stock fully converts, $1,013,100 will be split between common stock and paid-in capital, while the $186,900 remainder of gross proceeds will be recorded as warrants outstanding on the Company’s balance sheet.

The terms of the Series E stock provide that, if at the conversion date the shares of Series E stock are convertible into more than the 800,000 shares of the Company’s common stock calculated at the commitment date, then another charge to accumulated deficit, with an offset to paid-in capital, will be recorded for each share issuable in excess of 800,000 shares multiplied by $2.32, the closing sales price of the Company’s common stock at the commitment date. The incremental beneficial conversion feature, if any, is limited to the $1,013,100 amount of the proceeds allocated to the convertible instrument.

During the balance of fiscal 2003 subsequent to the commitment date, an aggregate of 7,917 shares of the Series E stock were converted into 774,600 shares of the Company’s common stock, reflecting a conversion of 79.17% of the shares of Series E stock outstanding and, accordingly, resulted in $802,100, or 79.17% of the $1,013,100 portion of the proceeds allocated to the common stock conversion option, being split between common stock and paid-in capital at September 28, 2003. Since the conversion pricing at the fiscal 2003 conversion dates resulted in the minimum number of common stock shares issuable pursuant to the Series E stock being increased by 141,300 shares, an additional $170,200 charge to Accumulated Deficit, with an offset to paid-in capital, which is the maximum amount of additional imputed value attributable to conversion of the Series E stock, has been recorded in fiscal 2003. Accordingly, no further imputed value attributable to conversion will be recorded if and when additional conversions of the Series E stock are effectuated.

The charge to accumulated deficit for the beneficial conversion option of the Series E stock is in effect a non-cash, imputed dividend to the preferred shareholders. The dividends are fully recognized at the commitment date, or conversion dates, as applicable, because the Series E stock is convertible into common stock at the commitment date. The dividend affects the calculation of basic earnings per share and diluted earnings per share (See Note 6).

Note 6 – Loss per Share

Basic and diluted net loss per common share are the same because the Company had a net loss from continuing operations for the fiscal years ended September 28, 2003, September 29, 2002 and September 30, 2001. In fiscal 2003, net loss applicable to common stockholders includes $1,013,100 for the non-cash imputed dividends related to the beneficial conversion feature on the Series E stock (See Note 5).

As presented in the accompanying consolidated statements of operations, basic and diluted net loss per common share for the 52-week periods ended September 28, 2003, September 29, 2002 and September 30, 2001 were calculated as follows:

	52 weeks ended
	September 28, 2003	September 29, 2002	September 30, 2001
Loss from continuing operations	$(6,345,100)	$(6,072,500)	$(15,525,500)
Gain from discontinued operations	—	35,000	938,000

Net loss	$(6,345,100)	$(6,037,500)	$(14,587,500)
Imputed dividend on Series E stock issued	(1,013,100)	—	—

Net loss applicable to common stockholders	$(7,358,200)	$(6,037,500)	$(14,587,500)

Basic and diluted loss per share:
Loss from continuing operations	$(0.82)	$(1.07)	$(6.09)
Gain from discontinued operations	—	0.01	0.37

Basic and diluted loss per share	$(0.82)	$(1.06)	$(5.72)

Weighted average number of common shares outstanding	8,958,200	5,694,800	2,549,500

Excluded from the computation of diluted loss per common share was the maximum number of shares issuable pursuant to outstanding stock options, warrants and convertible preferred stock in the amounts of 4,498,300,2, 570,300 and 385,900 shares of common stock as of September 28, 2003, September 29, 2002 and September 30, 2001, respectively, because the Company had a loss from operations for all periods presented and to include the representative share increments would be anti-dilutive.

Note 7 – Compensation Plan

In September 2001, the Board of Directors adopted the 2001 Compensation Plan. Under this plan, employees and consultants may elect to receive shares of common stock of the Company in lieu of the same amount of cash compensation for services previously rendered. The Board of Directors may determine to issue shares at a discount not to exceed 15% from their fair market value. During fiscal 2003, two former employees elected to receive 43,300 shares of common stock pursuant to Settlement Agreements in exchange for a reduction in accrued compensation obligations of $59,750 pursuant to the 2001 Compensation Plan. During fiscal 2002, employees and consultants elected to receive 931,200 shares of the Company’s common stock in exchange for a reduction in compensation and invoices of $1,090,300. During fiscal 2001, employees and consultants elected to receive 178,600 shares of the Company’s common stock in exchange for a reduction in compensation and invoices of $445,000. (See Note 2)

Note 8 - Minority Interest in Subsidiaries

MSI granted 0, 0 and 1,204,700 options to purchase common shares of MSI stock to employees, officers and directors in fiscal years 2003, 2002 and 2001, respectively. The 2001 options were granted at exercise prices of $0.70 per share. The exercise price equaled the estimated fair market value of MSI’s common stock at the date of grant, and there was no compensation expense recorded related to the grant of these options. MSI’s Board of

Directors estimated the fair market value of its common stock based on a variety of factors, including past and contemplated third party financings, if any, the development status of MSI’s products and current financial condition. As of September 28, 2003, there were options to purchase 778,000 shares of common stock of MSI outstanding, with a weighted average exercise price of $0.70 per share and a weighted average remaining life of 1.15 years. If the Company had elected to use the fair value approach using the Black-Scholes option-pricing model to account for these stock options, the Company would have recorded compensation expense of $0, $0 and $14,100 in fiscal years 2003, 2002 and 2001, respectively. The following assumptions were applied to the MSI options granted during fiscal year 2001: no dividend yield; risk-free interest rate of 5%; expected lives of three and four years; and a volatility rate of 0%.

Novalog granted options to purchase 0, 0 and 303,000 shares of common stock of Novalog to employees, officers and directors in fiscal years 2003, 2002 and 2001, respectively. The 2001 options were granted at exercise prices of $1.00 per share. The exercise price equaled the estimated fair market value of Novalog’s common stock at the date of grant, and there was no compensation expense recorded related to the grant of these options. Novalog’s Board of Directors estimated the fair market value of its common stock based on a variety of factors, including past and contemplated third party financings, if any, and current financial condition. As of September 28, 2003, options to purchase 390,500 shares of common stock of Novalog were outstanding, with a weighted average exercise price of $1.00 per share and a weighted average remaining life of 1.42 years. If the Company had elected to use the fair value approach using the Black-Scholes option-pricing model to account for these stock options, the Company would have recorded compensation expense of $0, $0 and $76,800 in fiscal years 2003, 2002 and 2001, respectively. The following assumptions were applied to the Novalog options granted during fiscal year 2001: no dividend yield; risk-free interest rates ranging from 4.5% to 5%; expected life of five years; and a volatility rate of 0%.

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

RedHawk granted options to purchase 0, 0 and 325,700 shares of RedHawk’s common stock to employees, officers and directors in fiscal years 2003, 2002, and 2001, respectively. The 2001 options were granted at exercise prices of $0.10 per share. The exercise price equaled the estimated fair market value of RedHawk’s common stock at the date of grant, and there was no compensation expense recorded related to the grant of these options. RedHawk’s Board of Directors estimated the fair market value of its common stock based on a variety of factors, including past and contemplated third party financings, if any, the development status of RedHawk’s products and current financial condition. As of September 28, 2003, there were options to purchase 388,500 shares of RedHawk’s common stock outstanding with a weighted average exercise price of $0.29 per share and a weighted average remaining life of 1.46 years. If the Company had elected to use the fair value approach using the Black-Scholes option-pricing model to account for these stock options, the Company would have recorded compensation expense of $0, $0 and $10,500 in fiscal years 2003, 2002 and 2001, respectively. The following assumptions were applied to the RedHawk options granted during fiscal year 2001: no dividend yield; risk-free interest rate of 5%; expected life of three years; and a volatility rate of 0%.

iNetWorks granted options to purchase 0, 7,312,500 and 6,101,700 shares of its common stock to employees, officers and directors in fiscal years 2003, 2002 and 2001, respectively. The options were granted at an exercise price of $0.01 per share in fiscal 2002 and $0.10 per share is fiscal 2001. The exercise price equaled the estimated fair market value of iNetWorks’ common stock at the date of grant, and there was no compensation expense recorded related to the grant of these options. iNetWorks’ Board of Directors estimated the fair market value of its common stock based on a variety of factors, including contemplated third party financings, if any, the development status of iNetWorks’ contemplated products and current financial condition. As of September 28, 2003, there were options to purchase 11,537,000 shares of iNetWorks common stock outstanding with a weighted average exercise price of $0.05 per share and a weighted average remaining life of 8.50 years. If the Company had elected to use the fair value approach using the Black-Scholes option-pricing model to account for these stock options, the Company would have recorded compensation expense of $0, $8,800 and $5,100 in fiscal years 2003, 2002 and 2001, respectively. The following assumptions were applied to the iNetWorks options granted during fiscal years 2002 and 2001: no dividend yield; risk-free interest rate of 5%; expected life of ten years; and a volatility rate of 0%.

During fiscal 2001, holders of 893,000 iNetWorks common stock options exercised their options to purchase common stock of iNetWorks, which resulted in net proceeds of $89,300 to iNetWorks. The proceeds from these exercises of iNetWorks stock options resulted in an increase in minority interest in consolidated subsidiaries. In addition, iNetWorks executed a technology licensing agreement and issued approximately 606,100 shares of its common stock as consideration for the license. The Company’s ownership percentage of iNetWorks was 100% and 95% before and after these option exercises and licensing transaction, respectively.

Note 9 – Discontinued Operations

In September 2001, Silicon Film suspended operations and terminated all of its employees in contemplation of liquidation through bankruptcy proceedings. Silicon Film completed its filing for protection under Chapter 7 of the U.S. Bankruptcy Code in October 2001. Consequently, the accompanying Consolidated Financial Statements reflect Silicon Film as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, Reporting the results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB 30”). The financial position, results of operations and cash flows of Silicon Film’s business have been classified as discontinued for all periods presented. During 2001, the Company recognized a gain on the disposal of Silicon Film of $5.6 million, which includes an accrual of $200,000 for expenses related to the liquidation of Silicon Film.

During fiscal 2000, the Company recorded a cumulative dividend obligation of $300,400 on Silicon Film’s Series C preferred stock pending the satisfaction of future requirements with respect to earnings and liquidity. In connection with Silicon Film’s bankruptcy, the accrued dividend obligation was reversed in fiscal 2001.

During fiscal 2002, the Company recovered $35,000 from final discharge of the bankruptcy estate of Silicon Film. Silicon Film reported no material revenue during fiscal years 2002 and 2001.

Notes to these consolidated financial statements reflect the Company’s presentation of discontinued operations. Generally, information in the notes has been restated where amounts were included in net earnings from, or net investment in, discontinued operations.

Note 10 - Related Party Transactions

In July 1997, the Company entered into a sale and licensing of intellectual property rights agreement with Advanced Technology Products, LLC (“ATPL”). Under this agreement, the Company received funding over the following twelve months aggregating approximately $1.5 million for the development of two technologies, the Electronic Film System™, which was subsequently to become the core technology conveyed to Silicon Film and a vector image processing technology related to the Company’s government business. Pursuant to this agreement, ATPL purchased the intellectual property rights related to these technologies and exclusively licensed said rights back to the Company in consideration of royalties on any future sales of products incorporating the technologies, at royalty rates starting at 15% and declining to 1.5% with volume. The Company paid no cash consideration for this license. The Company’s then Senior Vice President and Chief Technical Officer and current President, John C. Carson, serves as Managing Member of ATPL. Mr. Carson’s ownership position is less than 0.2% of ATPL. Mr. Carson’s wife, a former director of the Company, has an approximate 3.5% ownership position in ATPL. In September 1998, the Company granted Silicon Film a license to use the technology and intellectual property rights of the Company then deemed necessary to Silicon Film’s business, including the technology licensed pursuant to the ATPL agreement. As a result of this grant, Silicon Film became the successor to the licensed rights and future royalty obligations of the ATPL agreement as they pertained to the electronic film technology. In September 1998, another agreement was consummated with ATPL under which the future royalty obligation associated with the electronic film technology was reduced approximately 86% in consideration for the issuance of 1,222,125 shares of Silicon Film common stock. No value was recorded by Silicon Film as a result of this transaction due to the uncertainty related to valuing either the consideration given or received in this exchange.

In March 2003, the trust for the Company’s ESB Plan, on behalf of John C. Carson, the Company’s President and Director, purchased approximately 235,500 shares of the Company’s common stock and a warrant to purchase an additional 177,700 shares of the Company’s common stock in the Company’s private placement of common stock units (See Note 2) for an aggregate purchase price of $259,000 or $2.20 per unit, the same terms offered to other investors in this private placement. The funds invested were derived from the prior years’ accumulation of retirement plan contributions for the benefit of Mr. Carson’s account. In April 2003, the Company sold an additional approximate 769,200 shares of its unregistered common stock to the ESB Plan for the benefit of Mr. Carson for the total purchase price of $1 million, or $1.30 per share. This transaction was closed on a date at which the closing bid price of the Company’s common stock on the Nasdaq SmallCap Market was $1.22 per share.

Note 11 - Composition of Certain Financial Statement Captions

	September 28, 2003	September 29, 2002
Accounts receivable and unbilled revenues on uncompleted contracts:
U.S. government	$781,300	$1,711,300
Other customers	318,000	1,095,200

	1,099,300	2,806,500

Less allowance for doubtful accounts	(57,700)	(76,300)

	$1,041,600	$2,730,200

Unbilled amounts of $598,100 and $648,500 at September 28, 2003 and September 29, 2002, respectively, represent contract revenues for which billings have not been presented to customers at year-end. These amounts are billed in accordance with applicable contract terms, usually within 30 days. Included in these amounts are unbilled retentions of $51,900 and $64,900 at September 28, 2003 and September 29, 2002, respectively. The unbilled retentions are normally collected upon final audit of costs by the U.S. government.

	September 28, 2003	September 29, 2002
Inventory:
Work in process	$4,132,400	$9,414,100
Finished goods	74,700	50,300

	4,207,100	9,464,400
Less reserve for obsolete inventory	(3,275,000)	(8,526,400)

	$932,100	$938,000

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

Costs on long-term contracts and programs in progress represent recoverable costs incurred. The Company’s marketing involves the identification and pursuit of specific government budgets and programs. The Company is frequently involved in the pursuit of a specific anticipated contract that is a follow-on or related to an existing contract. The Company often determines that it is probable that a subsequent award will be successfully received, particularly if continued progress can be demonstrated against anticipated technical goals of the projected new program while the government goes through its lengthy process required to allocate funds and award contracts. Accordingly, the Company from time-to-time capitalizes material, labor and overhead costs expected to be recovered from a probable new contract. Due to the uncertain timing of such contracts, the Company maintains significant reserves for this inventory to avoid overstating its value. The net book value of such capitalized pre-contract costs, which are included in the caption work in process, at September 28, 2003 and September 29, 2002 is $294,500 and $473,400, respectively.

	September 28, 2003	September 29, 2002
Equipment, furniture and fixtures:
Engineering and production equipment	$9,862,700	$9,522,200
Furniture and fixtures	323,200	323,200
Construction in progress	911,900	1,488,100
Computer software programs	1,817,600	1,400,800
Leasehold improvements	1,679,700	1,436,200

	14,595,100	14,170,500

Less accumulated depreciation and amortization	(10,177,500)	(9,211,300)

	$4,417,600	$4,959,200

Construction in progress at September 28, 2003 is primarily related to special purpose tooling and test equipment related to the Company’s stacked chip and infrared camera products, a substantial portion of which is expected to be placed in service in fiscal 2004 at which time the Company will begin depreciation of these assets based upon their estimated useful life.

	September 28, 2003	September 29, 2002
Patents and trademarks	$902,300	$694,200
Less accumulated amortization	(194,900)	(113,600)

Patents and trademarks, net	$707,400	$580,600

The Company’s intangible assets consist of patents and trademarks related to the Company’s various technologies, 98% of which represent patents. Capitalized costs include amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of patent and trademark applications. These assets are amortized on a straight-line method over their estimated useful life of ten years. The Company reviews these intangible assets for impairment when and if impairment indicators occur in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). At September 28, 2003, management believes no indications of impairment existed.

The patent and trademark amortization expense for the fiscal year ended September 28, 2003 was $81,300. The unamortized balance of patents and trademarks is estimated to be amortized as follows:

For the Fiscal Year	Estimated Amortization Expense
2004	$89,500
2005	$89,500
2006	$89,500
2007	$89,500
2008	$89,500

	September 28, 2003	September 29, 2002
Accrued expenses:
Salaries and wages	$241,000	$476,400
Vacation	320,000	288,300
Payroll taxes	120,400	90,300
Non-qualified retirement plan contribution	—	110,000
Silicon Film (discontinued) accrual	—	100,000
Other accrued expenses	124,700	140,400

	$806,100	$1,205,400

Note 12 - Commitments and Contingencies

The Company leases certain facilities and equipment under cancelable and noncancelable capital and operating leases. Future minimum payments under capital lease obligations and operating lease commitments with initial terms in excess of one year at September 28, 2003 are as follows:

Fiscal Year	Capital Leases	Operating Leases
2004	$38,700	$687,700
2005	26,100	584,200
2006	13,100	606,000
2007	—	627,400
2008	—	636,800
Thereafter	—	—

Future minimum lease payments	77,900	$3,142,100

Amounts representing interest	(12,500)
Present value of net minimum lease payments	65,400

Less current portion	(30,700)
	$34,700

Total rental expense for operating leases amounted to $723,100, $694,900 and $611,700 for the fiscal years ended September 28, 2003, September 29, 2002 and September 30, 2001, respectively.

The Company’s reimbursable indirect expense rates for government contracts have been audited through the fiscal year ended September 30, 2001. The Government has a proposed claim for recovery of $152,400 pursuant to the fiscal 2001 indirect rate audit. Pursuant to Federal Acquisition Regulations, the Company believes that it has a basis for waiver of this claim and has submitted a formal request for such waiver. Therefore, the accompanying consolidated financial statements do not include any accrual for potential loss, if any, related to this claim. This request is currently pending. Government indirect rate audits for the fiscal years ended September 29, 2002 and September 28, 2003 have not yet been scheduled.

Litigation

From February 14, 2002 to March 15, 2002, five purported class action complaints were filed in the United States District Court for the Central District of California against the Company, certain of its current and former officers and directors, and an officer and director of its former subsidiary Silicon Film Technologies, Inc. By stipulated Order dated May 10, 2002, the Court consolidated these actions. Pursuant to the Order, plaintiffs served an amended complaint on July 5, 2002. The amended complaint alleged that defendants made false and misleading statements about the prospects of Silicon Film during the period January 6, 2000 to September 15, 2001, inclusive. The amended complaint asserted claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and SEC Rule 10b-5, and sought damages of an unspecified amount. Defendants’ time to answer or otherwise respond to the amended complaint was September 2002, at which time the Company filed a motion to dismiss the amended complaint. This motion was heard on May 5, 2003, at which time the Court dismissed the amended complaint, but granted the plaintiffs leave to further amend their complaint within 20 days. The plaintiffs filed a second amended complaint on May 27, 2003, reasserting the claims made previously, primarily on the basis of purported greater particularity. The defendants filed a motion to dismiss the second amended complaint on June 24, 2003. This motion was denied on September 22, 2003, and the defendants filed their answer to the second amended complaint on October 6, 2003, denying all of the substantive allegations of that complaint. The Court has established a schedule for discovery related to the second amended complaint, with the hearing of any summary judgment motions resulting therefrom to be heard by May 3, 2004. If the second amended complaint is not dismissed by settlement or summary judgment, the Court has established July 2004 as the calendar period for trial.

The Company believes that it has meritorious defenses to the plaintiffs’ allegations and intends to assert these defenses vigorously. Failure by the Company to obtain a favorable resolution of claims set forth in the second amended complaint could have a material adverse effect on the Company’s business, results of operations and financial condition. Currently, the amount of such material adverse effect cannot reasonably be estimated. Therefore, the accompanying consolidated financial statements do not include any accrual for potential loss, if any, related to these claims.

Note 13 – Line of Credit

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

Note 14 - Income Taxes

The tax effect of significant temporary items comprising the Company’s deferred taxes as of September 28, 2003 and September 29, 2002, are as follows:

	September 28, 2003	September 29, 2002
Current deferred tax assets:
Reserves not currently deductible	$113,000	$150,000
Long-term deferred tax assets:
Operating loss carryforwards	34,844,000	33,082,000
Tax credit carryforwards	2,161,000	2,070,000
Valuation allowance	(37,118,000)	(35,152,000)

Net deferred tax asset	$—	$—

The differences between the Company’s effective income tax rate and the statutory U.S. federal income tax rate for the fiscal years ended September 28, 2003, September 29, 2002 and September 30, 2001, respectively, related primarily to the total valuation allowance changing $1,966,000 from September 29, 2002 to September 28, 2003 and $4,027,000 from September 30, 2001 to September 29, 2002.

The provision for income taxes for the fiscal years ended September 28, 2003, September 29, 2002 and September 30, 2001 consists of provisions for state franchise taxes of $15,800, $37,500, and $4,000, respectively. No provisions for federal income taxes have been made in these fiscal years due to the net operating losses.

At September 28, 2003, the Company had net operating loss carryforwards of approximately $97,158,000 for financial reporting and federal income tax purposes expiring in varying amounts from fiscal year 2004 through fiscal year 2023, and $31,054,000 for California tax purposes expiring in varying amounts from fiscal year 2004 through fiscal year 2013, available to offset future federal and California taxable income. In addition, as of September 28, 2003, the Company had investment tax credits and qualified research credits of $514,000 and $1,647,000, respectively, expiring in varying amounts through fiscal year 2023 and available to offset future federal taxes. The ability of the Company to utilize the net operating loss and credit carryforwards may be restricted by certain provisions of the Internal Revenue Code due to changes in ownership of the Company’s common stock.

Note 15 - Stock Option Plans and Employee Retirement Plan

In December 1991, the Board of Directors adopted the 1991 Stock Option Plan (the “1991 Plan”) to replace the 1981 Stock Option Plan, which had expired. The 1991 Plan was approved by stockholders at the Company’s Annual Meeting in February 1992. Under the 1991 Plan, options to purchase an aggregate of 33,800 shares of the Company’s common stock may be granted to both key management employees and non-employee directors. Options granted may be either Incentive Stock Options or Nonstatutory Stock Options, and the requirements for participation, exercise price and other terms are similar to the 1981 Plan. As of September 28, 2003, options to purchase 700 shares of the Company’s common stock at an exercise price of $43.75 per share were outstanding under the 1991 Plan, of which options to purchase 500 shares were exercisable at September 28, 2003.

In January 1995, the Board of Directors adopted the 1995 Stock Option Plan (the “1995 Plan”) to replace the 1991 Plan, which was fully subscribed at the time. The 1995 Plan was approved by stockholders at the Company’s Annual Meeting in February 1995. Under the 1995 Plan, options to purchase an aggregate of 35,000 shares of the Company’s common stock may be granted to both key management employees and non-employee directors. In August 1997, the Board of Directors authorized an increase in the number of options to an aggregate of 82,500 shares, which was ratified by stockholders at the Company’s Annual Meeting in February 1998. Options granted may be either Incentive Stock Options or Nonstatutory Stock Options, and requirements for participation, exercise price and other terms are similar to the 1991 Plan. As of September 28, 2003, options to purchase 300 shares of the Company’s common stock at an exercise price of $43.75 per share were outstanding under the 1995 Plan, of which options to purchase 200 shares were exercisable at September 28, 2003.

In November 1998, the Board of Directors approved the 1999 Stock Option Plan (the “1999 Plan”). Under the 1999 Plan, options to purchase an aggregate of 50,000 shares of the Company’s common stock may be granted to both key management employees and non-employee directors. The 1999 Plan was ratified by stockholders at the Company’s Annual Meeting in February 1999. Options granted may be either incentive stock options or nonstatutory stock options. Requirements for participation, exercise price and other terms of the 1999 Plan are similar to the 1991 Plan and 1995 Plan. As of September 28, 2003, options to purchase 14,500 shares of the Company’s common stock at exercise prices ranging from $26.56 to $63.44 per share were outstanding under the 1999 Plan, of which options to purchase 14,400 shares were exercisable at September 28, 2003.

In October 2000, the Board of Directors approved the 2000 Non-Qualified Option Plan (the “2000 Plan”). Under the 2000 Plan, options to purchase an aggregate of 75,000 shares of the Company’s common stock may be granted to both key management employees and non-employee directors. Options granted under the 2000 Plan may only be nonstatutory stock options. Requirements for participation, exercise price and other terms of the 2000 Plan are similar to the 1991, 1995 and 1999 Plans except for the limitation to nonstatutory options. As of September 28, 2003, options to purchase 51,800 shares of the Company’s common stock at exercise prices ranging from $26.56 to $43.75 per share were outstanding under the 2000 Plan, of which options to purchase 36,200 shares were exercisable at September 28, 2003.

In December 2000, the Board of Directors approved the 2001 Stock Option Plan (the “2001 Plan”). Under the 2001 Plan, options to purchase an aggregate of 75,000 shares of the Company’s common stock may be granted to both key management employees and non-employee directors. The 2001 Plan was ratified by stockholders at the Company’s Annual Meeting in March 2001. Options granted may be either incentive stock options or nonstatutory stock options. Requirements for participation, exercise price and other terms are similar to the 1991, 1995 and 1999 Plans. As of September 28, 2003, options to purchase 8,600 shares of the Company’s common stock were outstanding under the 2001 Plan at exercise prices ranging from $20.60 to $25.62 per share, of which options to purchase 8,700 shares were exercisable at September 28, 2003.

In October 2001, the Board of Directors adopted the 2001 Non-Qualified Option Plan, pursuant to which options to purchase an aggregate of 1,500,000 shares of the Company’s common stock may be granted to attract and retain employees and directors. The terms of the 2001 Non-Qualified Option Plan are similar to the 2001 Plan; however, only non-statutory options may be issued under the 2001 Non-Qualified Option Plan. As of September 28, 2003, options to purchase 1,283,200 shares of the Company’s common stock were outstanding under the 2001 Non-Qualified Option Plan at exercise prices ranging from $0.77 to $1.35 per share, of which options to purchase 1,235,600 shares were exercisable at September 28, 2003.

In December 2002, the Board of Directors adopted the 2003 Stock Incentive Plan (the “2003 Plan”), pursuant to which options to purchase an aggregate of 1,500,000 shares of the Company’s common stock may be granted to employees, directors and bona fide consultants of the Company and its subsidiaries. The 2003 Plan was approved and ratified by stockholders at the Company’s 2003 Annual Stockholders Meeting in March 2003. As of September 28, 2003, options to purchase 886,100 shares of the Company’s common stock were outstanding under the 2003 Plan at exercise prices ranging from $1.04 to $1.70 per share, of which options to purchase 522,400 shares were exercisable at September 28, 2003.

The Boards of Directors of the Company’s subsidiaries have adopted, and the Company has approved, stock option plans with requirements for participation, exercise price and other terms similar to the options plans of the Company. Under the subsidiary option plans, options may be granted to employees, non-employee directors and other individual service providers of the subsidiary or the Company. Options granted under the subsidiary option plans may be either incentive stock options or nonstatutory stock options. As of September 28, 2003, the Company’s subsidiaries have granted options to purchase an aggregate of 13,094,000 shares of their respective common stock, of which 12,640,500 options are exercisable at September 28, 2003. (See Note 8).

In fiscal 1982, the Company established an employee retirement plan, which is effective for fiscal year 1982 and thereafter. This plan provides for annual contributions to the Company’s Stock Bonus Trust (“SBT”) to be determined by the Board of Directors and which will not exceed 15% of total payroll. At the discretion of the Trustee, the SBT will purchase common stock at fair market value or other interest-bearing securities or investments for the accounts of individual employees who will gain a vested interest of 20% in their accounts after their first year of service, and 20 % each year of service thereafter, until fully vested after five years of service. That portion of cash or stock held in an employee’s account and not vested at termination of employment will be redistributed in accordance with a prearranged formula. Management believes that the contributions made by the Company to the SBT, to the extent they relate to government cost-plus-fixed-fee contracts, will be reimbursable by the U.S. government. In fiscal years 2003, 2002 and 2001, the Company’s contributions to the SBT were 520,200, 571,700, and 232,200 shares of common stock, respectively, which had estimated market values of $695,000, $710,000 and $1,176,800, respectively. In addition, there was $17,300 of accrued contribution for fiscal 2002 at September 29, 2002 that was subsequently effectuated by the issuance of 13,800 shares of the Company’s common stock to the SBT in December 2002. In December 2002, the Company issued 416,000 shares to the SBT with an estimated market value of $520,000 to effectuate a contribution for fiscal 2003. In August 2003, the Company issued an additional 104,200 shares of its common stock with a market value of $175,000 to the SBT as a contribution for fiscal 2003.

In September 2002, the Company authorized a non-qualified retirement plan for key employees with service then in excess of twelve years and an initial contribution to this plan of 100,000 shares of the Company’s common stock, to be effectuated upon completion of appropriate plan documentation. The Company accrued $110,000 of expense for this contribution at September 29, 2002, the market value of the shares on the date that the contribution was authorized, and the shares were issued in June 2003 to a Rabbi Trust to be held for the benefit of this plan’s beneficiaries. In September 2003, the Company authorized an additional contribution of 100,000 shares of the Company’s common stock to this plan. The shares, with a market value of $140,000, were issued to the Rabbi Trust in September 2003.

Note 16 – Concentration of Revenues

In fiscal 2003, direct contracts with the U.S. government accounted for 76% of the Company’s total revenues, and second-tier government contracts with prime government contractors accounted for 7%. The remaining 17% of the Company’s total revenues were derived from non-government sources. Of the 83% derived directly or indirectly from U.S. government agencies, the U.S. Army and DARPA accounted for 49% and 16%, respectively, of total revenues. Of the 17% applicable to non-governmental sources, no single customer accounted for more than 10% of the total consolidated revenues.

In fiscal 2002, direct contracts with the U.S. government accounted for 66% of the Company’s total revenues, and second-tier government contracts with prime government contractors accounted for 3%. The remaining 31% of the Company’s total revenues were derived from non-government sources. Of the 66% related to the U.S. government agencies, the U.S. Army, the U.S. Navy and the U.S Air Force accounted for 45%, 16% and 5%, respectively. Of the 31% applicable to non-governmental sources, one customer accounted for 11% of the total consolidated revenues, and the 20% balance of consolidated revenues from non-governmental sources was derived from a number of customers contributing less than 5% each.

In fiscal 2001, direct contracts with the U.S. government accounted for 42% of the Company’s total revenues, and second-tier government contracts with prime government contractors accounted for 9%. The remaining 49% of the Company’s total revenues were derived from non-government sources. Of the 42% related to the U.S. government agencies, the U.S. Navy, the U.S. Army and the Air Force accounted for 32%, 5% and 5%, respectively. Of the 49% applicable to non-governmental sources, two customers accounted for 24% and 21%, respectively, of the total non-government revenues.

Note 17 - Marketable Securities and Cash Equivalents

The Company’s marketable securities consisted of investments in short-term, government-backed securities, and commercial paper. The Company determines the proper classification of investments at the time of purchase and re-evaluates such designations at each balance sheet date. All marketable securities were classified as held-to-maturity, and were stated at amortized cost.

For the purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Note 18 – Summarized Quarterly Financial Information (Unaudited)

The following table presents the Company’s operating results for each of the eight fiscal quarters in the period ended September 28, 2003. The information for each of these quarters is unaudited and has been prepared on the same basis as the Company’s audited consolidated financial statements. In the opinion of management, all necessary adjustments have been included to fairly present the unaudited quarterly results. This data should be read together with the consolidated financial statements and the notes thereto included herein.

	Quarter Ended
	December 29, 2002	March 30, 2003	June 29, 2003	September 28, 2003
Fiscal 2003
Total revenues	$5,197,000	$2,487,500	$2,396,700	$2,561,100
Loss from operations	(637,400)	(1,952,800)	(1,408,400)	(1,791,900)
Loss from continuing operations	(637,400)	(1,952,800)	(1,408,400)	(1,791,900)
Gain from discontinued operations	—	—	—	—
Net loss	(693,700)	(2,027,700)	(1,660,000)	(1,963,700)

Net loss per share:
From continuing operations	(0.22)	(0.28)	(0.20)	(0.18)
From discontinued operations	—	—	—	—

Basic and diluted loss per share	$(0.22)	$(0.28)	$(0.20)	$(0.18)

Weighted average shares outstanding	7,144,940	7,614,700	8,827,900	10,771,100

	Quarter Ended
	December 30, 2001	March 31, 2002	June 30, 2002	September 29, 2002
Fiscal 2002
Total revenues	$2,497,500	$2,301,100	$3,940,400	$6,603,300
Loss from operations	(2,231,200)	(1,472,900)	(1,659,200)	(563,600)
Loss from continuing operations	(2,209,400)	(1,466,300)	(1,724,200)	(672,600)
Gain from discontinued operations	—	—	—	35,000
Net loss	(2,209,400)	(1,466,300)	(1,724,200)	(637,600)

Net loss per share:
From continuing operations	(0.51)	(0.28)	(0.30)	(0.10)
From discontinued operations	—	—	—	0.01

Basic and diluted loss per share	$(0.51)	$(0.28)	$(0.30)	$(0.09)

Weighted average shares outstanding	4,321,500	5,319,600	5,718,700	6,872,100

Note 19 – Reportable Segments

The Company’s historical operating segments were distinct business units operating in different industries, except the Corporate Headquarters segment, which spanned the activities of the other segments. Until fiscal 2003, each segment was separately managed, with separate marketing and distribution systems. In fiscal 2003, all technical, marketing and administrative functions of the Company were consolidated to reduce duplication and expenses. Accordingly, in fiscal 2004 the Company anticipates that it will report fewer reportable segments. The Company’s seven historical operating segments are ATD, Novalog, MPD, MSI, RedHawk, iNetWorks and Corporate Headquarters. The Company has presented fiscal 2003 information on all historical operating segments to conform to prior year presentations. ATD derives most of its revenues from research and development contracts funded primarily by governmental agencies. Novalog designs, develops and sells proprietary integrated circuits (“ICs”) and related products for use in wireless infrared communication. MPD designs, develops and sells stacked 3D microelectronics for use in a variety of systems applications. MSI develops and sells proprietary micromachined sensors and related electronics. iNetWorks is focused on commercializing Irvine Sensors’ proprietary technology for high-speed telecommunications and Internet routers, including the SuperRouter. Corporate Headquarters provides accounting, inventory control and management consulting services to the consolidated subsidiaries. Corporate revenue consists of charges to the subsidiaries for these services and corporate assets consist of loans to subsidiaries and goodwill for reacquisition of subsidiary stock.

The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies. Segment profit or loss is based on profit or loss from operations before income taxes and minority interest in profit and loss of subsidiaries.

The following information about the Company’s seven business segments is for the year ended September 28, 2003:

	ATD	Novalog	MSI	MPD	iNetWorks	RedHawk Vision	Corporate Headquarters	Total
Revenues from external customers	$10,367,900	$977,000	$305,800	$970,100	$—	$21,500	—	$12,642,300
Segment net inventory	739,600	192,500	—	—	—	—	—	932,100
Segment warrant expense	—	—	—	—	—	—	—	—
Interest and other income	—	4,600	—	—	—	—	500	5,100
Interest expense	11,500	27,800	2,700	3,600	—	200	136,600	182,400
Depreciation and amortization	940,100	64,100	172,900	66,000	300	19,900	223,200	1,486,500
Segment operating income (loss)	(4,674,500)	(227,700)	(254,300)	(1,141,900)	(36,500)	14,200	(16,500)	(6,337,200)
Changes to segment inventory reserve	(5,251,400)	—	—	—	—	—	—	(5,251,400)
Segment inventory writedown	265,000	50,400	—	21,400	—	—	—	336,800
Segment assets	7,601,200	558,100	253,000		2,600	40,700		8,455,600
Expenditures for segment assets	1,380,100	6,900	9,000	33,700	—	8,800	2,600	1,441,100

The following information about the Company’s seven business segments is for the year ended September 29, 2002:

	ATD	Novalog	MSI	MPD	iNetWorks	RedHawk Vision	Corporate Headquarters	Total
Revenues from external customers	$10,561,500	$2,074,500	$853,600	$1,823,100	$—	$29,600	$—	$15,342,300
Segment net inventory	473,400	381,200	—	83,400	—	—	—	938,000
Segment warrant expense	—	—	—	—	—	—	114,200	114,200
Interest and other income	—	9,000	—	—	—	—	1,100	10,100
Interest expense	53,300	13,800	15,500	18,000	—	—	129,800	230,400
Depreciation and amortization	813,100	58,200	195,900	61,600	400	30,300	222,100	1,381,600
Segment operating loss	(1,151,900)	(1,267,700)	(925,600)	(652,900)	(276,900)	(160,800)	(1,711,400)	(6,147,200)
Changes to segment inventory reserve	342,900	—	—	—	—	—	—	342,900
Segment assets	7,311,500	1,514,250	744,500	735,300	3,700	85,500	22,965,700	33,360,450
Expenditures for segment assets	582,100	103,700	42,800	174,600	—	—	2,300	905,500

The following information about the Company’s seven business segments is for the year ended September 30, 2001:

	ATD	Novalog	MSI	MPD	iNetWorks	RedHawk Vision	Corporate Headquarters	Total
Revenues from external customers	$5,380,800	$4,511,700	$121,900	$582,500	$11,900	$48,500	$—	$10,657,300
Segment software writedown	—	—	—	—	—	(638,600)	—	(638,600)
Segment net inventory	263,500	653,400	—	197,300	—	—	—	1,114,200
Segment warrant expense	—	—	—	—	—	—	865,000	865,000
Interest and other income	—	24,900	—	—		5,500	106,000	136,400
Interest expense	82,800	4,400	5,600	8,100	—	1,000	39,600	141,500
Depreciation and amortization	693,900	67,500	200,900	44,900	7,600	241,100	315,500	1,571,400
Segment operating loss	(4,621,000)	(506,800)	(2,848,100)	(1,560,600)	(2,225,200)	(1,699,500)	(2,669,900)	(16,131,100)
Changes to segment inventory reserve	2,416,200	—	—	—	—	—	—	2,416,200
Segment assets	7,477,450	2,151,300	787,200	563,600	28,500	133,600	20,016,900	31,158,550
Expenditures for segment assets	2,328,000	178,900	225,500	128,200	10,900	291,100	829,200	3,991,800

Note 20 – Subsequent Event

In December 2003, the Company raised gross proceeds of $1,750,000 from the sale of 1,000,000 shares of its common stock and five-year warrants to purchase up to 250,000 shares of its common stock at an exercise price of $2.20 per share.

Irvine Sensors Corporation

Report of Independent Certified Public Accountants

To the Board of Directors

Irvine Sensors Corporation

Costa Mesa, California

We have audited the accompanying consolidated balance sheets of Irvine Sensors Corporation as of September 28, 2003 and September 29, 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended September 28, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Irvine Sensors Corporation as of September 28, 2003 and September 29, 2002, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended September 28, 2003, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II for each of the three years in the period ended September 28, 2003. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.

/s/ Grant Thornton LLP

Irvine, California

December 12, 2003 (except for Note 20,

as to which the date is

December 23, 2003)