Form 10-Q
period 2003-12-28
IRVINE SENSORS CORP/DE/
filed 2004-02-11
CIK 357108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2003

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

(714) 549-8211

(Registrant’s Telephone Number, Including Area Code)

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

As of January 30, 2004, there were 15,338,548 shares of common stock outstanding.

IRVINE SENSORS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL PERIOD ENDED DECEMBER 28, 2003

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

IRVINE SENSORS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 28, 2003	September 28, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,627,000	$1,166,800
Restricted cash	54,200	54,200
Accounts receivable, net of allowance for doubtful accounts of $10,000 and $57,700, respectively	802,100	443,500
Unbilled revenues on uncompleted contracts	759,100	598,100
Inventory, net	777,900	932,100
Other current assets	72,800	48,500

Total current assets	4,093,100	3,243,200
Equipment, furniture and fixtures, net	4,351,900	4,417,600
Patents and trademarks, net	701,100	707,400
Deposits	86,600	87,400

Total assets	$9,232,700	$8,455,600

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,634,500	$1,620,600
Accrued expenses	883,600	806,100
Accrued loss on contracts	42,300	358,500
Advance billings on uncompleted contracts	20,300	437,000
Deferred revenue	25,000	251,700
Capital lease obligations – current portion	26,500	30,700

Total current liabilities	2,632,200	3,504,600
Capital lease obligations, less current portion	29,500	34,700
Minority interest in consolidated subsidiaries	427,600	431,500

Total liabilities	3,089,300	3,970,800

Commitments and contingencies (Note 8)	—	—

Stockholders’ Equity:
Preferred stock, $0.01 par value, 500,000 shares authorized;
Series E convertible preferred stock, 0 and 2,083 shares outstanding	—	—
Common stock, $0.01 par value, 80,000,000 shares authorized; 15,008,400 and 12,947,700 shares issued and outstanding	150,100	129,500
Common stock warrants; 2,075,200 and 2,065,600 warrants outstanding	—	—
Unamortized employee stock bonus plan contribution	(469,100)	—
Common stock held by Rabbi Trust	(250,000)	(250,000)
Deferred compensation liability	250,000	250,000
Paid-in capital	113,320,400	110,315,500
Accumulated deficit	(106,858,000)	(105,960,200)

Total stockholders’ equity	6,143,400	4,484,800

	$9,232,700	$8,455,600

See Accompanying Condensed Notes to Consolidated Financial Statements.

IRVINE SENSORS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	13 Weeks Ended
	December 28, 2003	December 29, 2002
Revenues:
Contract research and development revenue	$2,474,100	$4,580,600
Product sales	939,700	599,300
Other revenue	26,500	17,100

Total revenues	3,440,300	5,197,000

Cost and expenses:
Cost of contract research and development revenue	1,393,600	3,621,300
Cost of product sales	1,066,200	606,600
General and administrative expense	1,293,400	1,511,400
Research and development expense	549,800	95,100

Total cost and expenses	4,303,000	5,834,400

Loss from operations	(862,700)	(637,400)
Interest expense	(33,100)	(51,500)
Other expense	—	(5,800)
Interest and other income	—	4,700

Loss before minority interest and provision for income taxes	(895,800)	(690,000)
Minority interest in loss of subsidiaries	4,000	6,200
Provision for income taxes	(6,000)	(9,900)

Net loss	(897,800)	(693,700)

Imputed dividend on Series E stock issued	—	(842,900)
Net loss applicable to common stockholders	$(897,800)	$(1,536,600)

Basic and diluted net loss per common share (Note 5)	$(0.07)	$(0.22)

Weighted average number of shares outstanding	13,592,700	7,144,940

See Accompanying Condensed Notes to Consolidated Financial Statements.

IRVINE SENSORS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	13 Weeks Ended
	December 28, 2003	December 29, 2002
Cash flows from operating activities:
Net loss	$(897,800)	$(693,700)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	376,600	346,300
Provision for obsolete inventory	40,700	—
Accrued interest on marketable securities	—	(100)
Loss on disposal of equipment	—	6,100
Noncash employee retirement plan contribution	180,900	176,800
Minority interest in net loss of subsidiaries	(4,000)	(6,200)
Common stock issued to pay operating expenses	—	142,500
(Increase) decrease in accounts receivable	(358,600)	1,154,500
Increase in unbilled revenues on uncompleted contracts	(161,000)	(1,060,300)
(Increase) decrease in inventory	113,500	(116,000)
(Increase) decrease in other current assets	(24,300)	30,300
(Increase) decrease in deposits	800	(3,100)
Increase (decrease) in accounts payable and accrued expenses	91,400	(129,300)
Decrease in accrued loss on contracts	(316,200)	(160,000)
Increase (decrease) in advance billings on uncompleted contracts	(416,700)	3,900
Increase (decrease) in deferred revenue	(226,700)	130,800

Total adjustments	(703,600)	516,200

Net cash used in operating activities	(1,601,400)	(177,500)

Cash flows from investing activities:
Capital facilities and equipment expenditures	(285,600)	(142,400)
Acquisition of patents	(19,000)	(44,400)
Proceeds from liquidation of certificate of deposit	—	400,000

Net cash provided by (used in) investing activities	(304,600)	213,200

Cash flows from financing activities:
Net proceeds from issuance of preferred stock and common stock warrants	—	1,013,100
Net proceeds from issuance of common stock and common stock warrants	1,733,100	—
Proceeds from options and warrants exercised	642,500	—
Payments on line of credit	—	(400,000)
Principal payments of notes payable	—	(150,000)
Principal payments of capital leases	(9,400)	(31,600)

Net cash provided by financing activities	2,366,200	431,500

Net increase in cash and cash equivalents	460,200	467,200
Cash and cash equivalents at beginning of period	1,166,800	696,300

Cash and cash equivalents at end of period	$1,627,000	$1,163,500

Supplemental cash flow information:
Cash paid for interest	$33,100	$53,200

See Accompanying Condensed Notes to Consolidated Financial Statements.

IRVINE SENSORS CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – General

The information contained in the following Condensed Notes to Consolidated Financial Statements is condensed from that which would appear in the annual consolidated financial statements for Irvine Sensors Corporation and its subsidiaries (the “Company”). The accompanying unaudited condensed consolidated financial statements do not include certain footnotes and other financial presentations normally required under generally accepted accounting principles. Accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Annual Report on Form 10-K of the Company for the fiscal year ended September 28, 2003 (“fiscal 2003”). It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

The consolidated financial information as of December 28, 2003 and December 29, 2002 included herein is unaudited but includes all normal recurring adjustments which, in the opinion of management of the Company, are necessary to present fairly the consolidated financial position of the Company at December 28, 2003, the results of its operations for the 13-week periods ended December 28, 2003 and December 29, 2002, and its cash flows for the 13-week periods ended December 28, 2003 and December 29, 2002.

Summary of Significant Accounting Policies

Company Operations. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company had working capital of $1,460,900 at December 28, 2003, an increase of $1,722,300 in working capital since September 28, 2003. Despite the Company’s history of net losses, this outcome was achieved largely due to the Company’s continued access to equity financing which has allowed the Company to fund deficits in its operations. Management believes, but cannot assure, that the Company will be able to raise additional working capital, if required to fund its operations for at least the next twelve months. The Company has been advised of new government contract awards for the fiscal year ending October 3, 2004 (“fiscal 2004”) that management expects will contribute to cash flow in subsequent periods of fiscal 2004.

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

Fiscal Periods. The Company’s fiscal year ends on the Sunday nearest September 30. Fiscal 2003 (52 weeks) ended on September 28, 2003. Fiscal 2004, since it includes February of a leap year, will end on October 3, 2004 and will include 53 weeks. The Company’s first fiscal quarter and first 13 weeks of fiscal 2004 ended on December 28, 2003, and in similar manner, the first fiscal quarter and first 13 weeks of fiscal 2003 ended on December 29, 2002.

Use of Estimates. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company believes its estimates of inventory reserves and estimated costs to complete contracts to be the most sensitive estimates impacting financial position and results of operations in the near term. Actual results could differ from those estimates.

Inventory reserves. Each quarter, the Company evaluates its inventories for excess quantities and obsolescence. Inventories that are considered obsolete are written off. Remaining inventory balances are adjusted to approximate the lower of cost or market value. The valuation of inventories at the lower of cost or market requires the use of estimates as to the amounts of current inventories that will be sold. These estimates are dependent on our assessment of current and expected orders from our customers.

From time-to-time, the Company capitalizes material, labor and overhead costs expected to be recovered from a probable new contract. Due to the uncertain timing of new or follow-on research and development contracts, the Company maintains significant reserves for this inventory to avoid overstating its value. The Company has adopted this practice because it is typically able to more fully recover such costs under the provisions of government contracts by direct billing of inventory rather than by seeking recovery of such costs through permitted indirect rates.

Estimated Costs to Complete and Accrued Loss on Contracts. The Company reviews and reports on the performance of its contracts against the respective plans. These reviews are summarized in the form of estimates of costs to complete the contracts (“ETCs”). If an ETC indicates a potential overrun against budgeted program resources, it is management’s responsibility to re-plan the program in a manner consistent with customer objectives to eliminate such overrun and to secure necessary customer agreement to such re-plan. To mitigate the financial risk of such re-planning, the Company attempts to negotiate the deliverable requirements of its R&D contracts to allow as much flexibility as possible in technical outcomes. When re-planning does not appear possible within program budgets, a provision for contract overrun is accrued based on the most recent ETC of the particular program.

During the quarter ended December 28, 2003, the Company reduced its accrued losses on contracts by $316,200. The reduction reflects a change in its estimate (excluding contingencies) which management believes more adequately reflects ETCs for the contracts based on their completion status, current and future technical requirements under the programs and the program managers increased level of accountability.

Revenues. The Company’s consolidated revenues during the first 13 weeks of fiscal 2004 were primarily derived from contracts to develop prototypes and provide research, development, design, testing and evaluation of complex detection and control defense systems. The Company’s research and development contracts are usually cost plus fixed fee, which require the Company’s good faith performance of a statement of work within overall budgetary constraints, but with latitude as to resources utilized, or fixed price level of effort, which require the Company to deliver a specified number of labor hours in the performance of a statement of work. Revenues for such contracts are recognized as costs are incurred and include applicable fees or profits primarily in the proportion that costs incurred bear to estimated final costs. Costs and estimated earnings in excess of billings under government contracts are accounted for as unbilled revenues on uncompleted contracts. The Company provides for anticipated losses on contracts by a charge to income during the period in which a loss is first identified. The accrual for contract losses is adjusted quarterly based on review of outstanding contracts. Unbilled revenues on uncompleted contracts are stated at estimated realizable value.

United States government contract costs, including indirect costs, are subject to audit and adjustment by negotiations between the Company and government representatives. Indirect contract costs have been audited through government representatives through fiscal 2001. Contract revenues have been recorded in amounts that are expected to be realized upon final settlement.

The Company revenues from product sales are primarily derived from shipments of infrared chips and modules and shipments of memory stack products. Sales of these products are generally priced in accordance with the Company’s established price list and are primarily made to Original Equipment Manufacturers (“OEMs”). Revenues are recorded when products are shipped. Terms are FOB shipping point. The Company generally provides a 90-day warranty on its infrared chip products, but has historically experienced minimal returns. RedHawk is the licensor of a shrink-wrapped software product that has also experienced minimal returns. Products sold by the Company’s other product-oriented units have largely been for developmental and qualification use to date and have not been sold under formal warranty terms. None of the product-oriented units offer contractual price protection. Accordingly, the Company does not presently maintain any reserves for returns under warranty or post-shipment price adjustment.

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

Inventory. Product inventory is valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) basis. Inventories are reviewed quarterly to determine salability and obsolescence. A reserve is established for slow moving and obsolete product inventory items. In addition, marketing of specific government budgets and programs is facilitated by the capitalization of material, labor and overhead costs that are recoverable under government research and development contracts. Due to the uncertain timing of such contract awards, the Company maintains significant reserves for this inventory to avoid overstating its value. (See Note 6).

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

Accounting for Stock-Based Compensation. The Company accounts for stock-based employee compensation as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and, has adopted Statement of Financial Accounting Standards (“SFAS”) 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”) that supercedes SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). SFAS 148 requires pro forma disclosures of net income and net income per share as if the fair value based method of accounting for stock-based awards had been applied for employee grants. It also requires disclosure of option status on a more prominent and frequent basis. The Company accounts for stock options and warrants issued to non-employees based on the fair value method, but has not elected this treatment for grants to employees. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period.

The exercise prices of the options granted during the 13-week period ended December 28, 2003, were equal to the closing price of the Company’s common stock at the date of grant.

Pursuant to SFAS 148, the Company is required to disclose the effects on the net loss and per share data as if the Company had elected to use the fair value approach to account for all of its employee stock-based compensation plans. Had the compensation cost for all of the Company’s option plans, including those of its subsidiaries, been determined using the fair value method, the compensation expense would have increased the Company’s net loss for the 13 weeks ended December 28, 2003 and December 29, 2002 as shown below. (See also Note 5 for calculation of net loss applicable to common stockholders.)

	13 Weeks ended
	December 28, 2003	December 29, 2002
	(Unaudited)	(Unaudited)
Actual net loss	$(897,800)	$(693,700)
Pro forma compensation expense	(103,400)	(252,400)

Pro forma net loss	$(1,001,200)	$(946,100)

Actual net loss per share	$(0.07)	$(0.22)

Pro forma net loss per share	$(0.07)	$(0.25)

This pro forma amount was determined estimating the fair value of each option granted during the first 13 weeks of the respective fiscal year on its grant date, using the Black-Scholes option-pricing model. In the 13-week period ended December 28, 2003, assumptions of no dividend yield, risk-free interest rate of 2.38% which approximates the Federal Reserve Board’s rate for treasuries at the time granted, an expected life of one year, and a volatility rate of 69.8% were applied. In the 13-week period ended December 29, 2002, there were no new options granted. There were no option grants by subsidiaries during the 13-week periods ended December 28, 2003 and December 29, 2002. Options to purchase 60,000 shares of the Company’s common stock, with an exercise price of $1.32 per share, were granted during the 13-week period ended December 28, 2003 with a weighted average fair value of $0.37 per share issuable upon exercise of options.

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

Long-Lived Assets. The Company continually monitors events or changes in circumstances that could indicate that the carrying amount of long-lived assets to be held and used, including goodwill and intangible assets, may not be recoverable. The determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. When impairment is indicated for a long-lived asset, the amount of impairment loss is the excess of net book value over fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. At December 28, 2003, management believes no indications of impairment existed.

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

Basic and Diluted Net Loss per Share. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that options, warrants and convertible preferred stock are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive. Dilution is computed by applying the treasury stock method. Under this method, options, warrants and convertible preferred stock are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period (See Note 5).

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

Reclassifications. Certain reclassifications have been made to the 2003 fiscal year interim financial statements to conform to the current year presentation.

Note 2 – Common Stock and Common Stock Warrants

During the 13-week period ended December 28, 2003, the Company issued an aggregate of 2,060,600 shares of common stock and warrants to purchase 250,000 shares of common stock in various transactions. Of this amount, 1,394,000 common shares and all of the warrants were issued for cash, realizing aggregate gross proceeds of $2,392,500, 500,000 shares were issued to settle operating expenses of the Company in the amount of $650,000, and 166,700 shares were issued pursuant to conversions of preferred stock. These transactions are separately discussed below.

Cash Transactions

Of the 1,394,000 shares issued for cash, 1,000,000 shares of common stock were issued in December 2003 for gross proceeds of $1,750,000. In connection with this issuance, five-year warrants to purchase 250,000 shares of common stock at the exercise price of $2.20 per share were also issued. Additionally, 215,400 shares were issued for gross proceeds of $427,000 pursuant to the exercise of warrants during the 13-week period ended December 28, 2003. Finally, 178,600 shares were issued as a result of the exercise of options during the same 13-week period, realizing gross proceeds of $215,500.

Non-Cash Transaction to Settle Operating Expenses

The 500,000 shares of common stock issued during the 13-week period ended December 28, 2003 to settle operating expenses of the Company were issued in November 2003 to effectuate a $650,000 non-cash contribution to the Company’s retirement plan for fiscal 2004. $180,900 of this contribution has been expensed through December 28, 2003 and the $469,100 balance is expected to be amortized and realized during the balance of fiscal 2004. The value of this non-cash issuance of common stock was based on the closing sales price of the Company’s common stock on the date that the contribution was authorized.

Conversion of Preferred Stock

In December 2003, the Company issued 166,700 shares of its common stock pursuant to the conversion of 2,083 shares of Series E convertible preferred stock (See Note 4). With these issuances, all shares of Series E convertible preferred stock have been converted.

Repricing of Warrants

In December 2003 and pursuant to their terms, the exercise price of warrants previously issued to accredited investors to purchase approximately 605,800 shares of common stock was reduced from $1.97 per share to $1.75 per share. The incremental fair value of this modification, based on the Black-Scholes option pricing model, was calculated to be approximately $96,900. Immediately after December 28, 2003, as a result of the Company’s revenues for the 13-week period ended December 28, 2003 being less than $3.5 million, the exercise price of these warrants that were then unexercised was further reduced to $1.20 per share for warrants to purchase approximately 134,600 shares of common stock and to $1.00 per share for warrants to purchase approximately 355,800 shares of common stock. The incremental fair value of this modification, based on the Black-Scholes option pricing model, was calculated to be approximately $322,600. Because the aforementioned warrants were originally issued as part of an equity offering, these repricings do not currently affect stockholders’ equity or results of operations.

Note 3 – Employee Retirement Plan

In November 2003, the Board of Directors authorized a contribution to the Company’s retirement plan, the Employee Stock Bonus Plan (“ESBP”), in the amount of $650,000, which represented a contribution for fiscal 2004. This contribution is approximately 9.3% of the Company’s expected gross salary and wages for fiscal 2004. Historically, the Company has made contributions of 10% or more of gross salary and wages in each fiscal year. It is contemplated that the Board of Directors will make an additional contribution to the ESBP later in fiscal 2004 to achieve at least this historical level once expected gross salary and wages for fiscal 2004 are known more precisely. As has been the Company’s practice, the $650,000 contribution for fiscal 2004 was made in shares of the Company’s common stock valued at the closing sales price of the Company’s common stock on the date that the contribution was authorized by the Board of Directors. Of the fiscal 2004 contribution, $180,900 was amortized in the 13-week period ended December 28, 2003. The $469,100 portion of the fiscal 2004 contribution that had not been amortized at December 28, 2003 has been recorded as a prepaid ESBP contribution in equity and will be amortized over the remaining quarters of fiscal 2004. Pursuant to the ESBP provision, vesting requirements are met as services are performed and fulfilled at each fiscal year end.

Note 4 – Convertible Preferred Stock

In December 2002, the Company sold 10,000 shares of its Series E non-voting, non-dividend-bearing, non-redeemable convertible preferred stock (the “Series E stock”) at a purchase price of $120 per share, realizing gross proceeds of $1.2 million and net proceeds of approximately $1,046,100. Each share of Series E stock was initially convertible into 100 shares of the Company’s common stock. The initial conversion was adjustable to 85% of the weighted average trading price of the Company’s common stock for the five consecutive trading days immediately preceding the conversion date(s) (the “conversion formula”), provided, however, that such conversion price shall in no case be greater than $1.50 per common share or less than $.85 per common share. The Series E stock was therefore initially convertible into between 800,000 and 1,411,765 shares of the Company’s common stock. From March 2003 through December 2003, all 10,000 shares of the Series E stock were converted into an aggregate of 941,300 shares of the Company’s common stock.

In connection with this financing, the Company issued a three-year warrant to purchase shares of the Company’s common stock at an exercise price of $2.04 per share, the volume weighted average trading price of the Company’s common stock for the five trading days prior to the date of this transaction (“the commitment date”). The number of shares of the Company’s common stock issuable pursuant to the warrant is 250,000, and the warrant is exercisable on or after February 6, 2004, 60 days after the date all of the convertible preferred stock has been converted into shares of the Company’s common stock. The fair value of the warrant, calculated using the Black Scholes option pricing model, was $342,500.

At the commitment date, the beneficial conversion amount related to the convertible preferred stock was $842,900. This represented the difference between the $1,856,000 fair value of the 800,000 shares of common stock issuable pursuant to the convertible preferred stock on commitment date and the $1,013,100 portion of the gross proceeds allocated to the common stock conversion option. The Company recorded a charge to Accumulated Deficit and a credit to Paid-in Capital at the commitment date in the amount of this beneficial conversion feature. Since the Series E stock has been fully converted, $1,013,100 has been split between common stock and Paid-in Capital at December 28, 2003.

Additionally, if at any conversion date the shares of Series E stock already converted and convertible aggregated more than the 800,000 common shares calculated at the commitment date, then another charge to accumulated deficit, with an offset to paid-in capital, was recorded for each share issuable in excess of 800,000 shares multiplied by $2.32, the closing sales price of the Company’s common stock at the commitment date. The incremental beneficial conversion feature, which was fully recorded in fiscal 2003, was limited to the $1,013,100 amount of the proceeds allocated to the convertible instrument.

The charge to Accumulated Deficit for the beneficial conversion option was in effect a non-cash, imputed dividend to the preferred shareholders. The dividend was fully recognized at the commitment date because the preferred stock was convertible into common stock at the commitment date. The dividend affected the calculation of basic earnings per share and diluted earnings per share during the 13-week period ended December 29, 2002, but did not affect those calculations in the 13-week period ended December 28, 2003. (See Note 5.)

Note 5 – Loss per Share

As the Company had a net loss for the 13-week periods ended December 28, 2003 and December 29, 2002, basic and diluted net loss per common share are the same. Net loss applicable to common stockholders for the period ended December 29, 2002 includes $842,900 for the non-cash imputed dividend related to the beneficial conversion feature on the convertible preferred stock. (See Note 4.)

Basic and diluted net loss per common share for the 13-week periods ended December 28, 2003 and ended December 29, 2002 were calculated as follows:

	December 28, 2003	December 29, 2002
	(Unaudited)	(Unaudited)
Net loss	$(897,800)	$(693,700)
Imputed dividend on Series E stock issued	—	(842,900)

Net loss attributable to common stockholders	$(897,800)	$(1,536,600)

Basic and diluted net loss per share	$(0.07)	$(0.22)

Weighted average number of common shares outstanding	13,592,700	7,144,940

Excluded from the computation of diluted loss per common share was the maximum number of shares issuable pursuant to outstanding stock options, warrants and convertible preferred stock in the amounts of 6,575,800 and 3,616,800 shares of common stock as of December 28, 2003 and December 29, 2002, respectively, because the Company had a loss from continuing operations for both periods presented and to include the representative share increments would be anti-dilutive.

Note 6 – Inventories, Net

Inventories, net consist of the following:

	December 28, 2003	September 28, 2003
	(Unaudited)
Work in process	$3,995,000	$4,132,400
Finished goods	98,700	74,700

	$4,093,700	$4,207,100
Less reserve for obsolete inventory	(3,315,800)	(3,275,000)

	$777,900	$932,100

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

Costs on long-term contracts and programs in progress represent recoverable costs incurred. The Company is frequently involved in the pursuit of a specific anticipated government contract that is a follow-on or related to an existing contract. Management often determines that it is probable that a subsequent award will be successfully received, particularly if the Company can demonstrate continued progress against anticipated technical goals of the projected new program while the government goes through its lengthy process required to allocate funds and award contracts. Accordingly, the Company from time-to-time capitalizes material, labor and overhead costs expected to be recovered from a probable new contract. Due to the uncertain timing of such new contracts, the Company maintains significant reserves for this inventory to avoid overstating its value.

Note 7 – Reportable Segments and Major Customers

Beginning in fiscal 2004, pursuant to the Company’s reorganization of its operations to provide more effective access to its administrative, marketing and engineering resources across all sectors of its business and to reduce expenses, the Company began to manage its operations in two reportable segments. The operating management of the Company evaluates financial information to review the performance of the Company’s research and development contract business separately from the Company’s product business, but only to the extent of the revenues and cost of revenues shown in the following table. Because the various indirect expense operations of the Company, as well as its assets, now support all of its revenue-generating operations in a matrix manner, frequently in circumstances in which a distinction between research and development contract support and product support is difficult to identify, segregation of these indirect costs and assets is impracticable. Accordingly, the Company does not report information on its two business segments beyond that which is presented as follows:

	For the 13-week periods ended
	December 28, 2003	December 29, 2002
	(Unaudited)	(Unaudited)
Contract research and development revenue	$2,474,100	$4,580,600
Cost of contract research and development revenue	1,393,600	3,621,300

Gross profit	$1,080,500	$959,300

Product sales	$939,700	$599,300
Cost of product sales	1,066,200	606,600

Gross profit	$(126,500)	$(7,300)

The major customers for the Company’s research and development business segment in the 13-week period ended December 28, 2003 were agencies and laboratories of the U.S. government, which accounted for an aggregate of approximately 71% of the Company’s total revenues. The major customer for the Company’s product business segment in the 13-week period ended December 28, 2003 was L-3 Communications, a government contractor, which accounted for approximately 18% of the Company’s total revenues and 64% of product sales.

Note 8 – Commitments and Contingencies

From February 14, 2002 to March 15, 2002, five purported class action complaints were filed in the United States District Court for the Central District of California against the Company, certain of its current and former officers and directors, and an officer and director of its former subsidiary Silicon Film Technologies, Inc. By stipulated Order dated May 10, 2002, the Court consolidated these actions. Pursuant to the Order, plaintiffs served an amended complaint on July 5, 2002. The amended complaint alleged that defendants made false and misleading statements about the prospects of Silicon Film during the period January 6, 2000 to September 15, 2001, inclusive. The amended complaint asserted claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and SEC Rule 10b-5, and sought damages of an unspecified amount. Defendants’ time to answer or otherwise respond to the amended complaint was September 2002, at which time the Company filed a motion to dismiss the amended complaint. This motion was heard on May 5, 2003, at which time the Court dismissed the amended complaint, but granted the plaintiffs leave to further amend their complaint within 20 days. The plaintiffs filed a second amended complaint on May 27, 2003, reasserting the claims made previously, primarily on the basis of purported greater particularity. The defendants filed a motion to dismiss the second amended complaint on June 24, 2003. This motion was denied on September 22, 2003, and the defendants filed their answer to the second amended complaint on October 6, 2003, denying all of the substantive allegations of that complaint. The Court established a schedule for discovery related to the second amended complaint, with the hearing of any summary judgment motions resulting therefrom to be heard by May 3, 2004.

In January 2004, the lead plaintiffs and defendants entered into a memorandum of understanding to settle the litigation for a monetary payment, without admissions as to the merits of either defendants’ or plaintiffs’ position. The amount of the proposed settlement payment, $3.5 million, is within the Company’s insurance coverage limits and, if the settlement is approved and consummated, will be paid entirely by the Company’s insurance carrier. The settlement is subject to approval by the Court and other procedural matters.

Although the Company continues to believe that it has meritorious defenses to the plaintiffs’ allegations, the existence of a settlement proposal within insurance policy limits has caused the

Company to agree to the settlement proposal to mitigate the costs and risks of the litigation. Failure by the Company to obtain a favorable resolution of claims set forth in the second amended complaint could have a material adverse effect on the Company’s business, results of operations and financial condition. Currently, the amount of such material adverse effect cannot reasonably be estimated. Because of that uncertainty and the existence of the settlement agreement, the accompanying consolidated financial statements do not include any accrual for potential loss, if any, related to these claims. (See Part II, Item 1. Legal Proceedings).

Note 9 – Patents and Trademarks, Net

The Company’s intangible assets consist of patents and trademarks related to the Company’s various technologies, 97% of which represent patents. Capitalized costs include amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of patent and trademark applications. These assets are amortized on a straight-line method over their estimated useful life of 10 years. The Company reviews these intangible assets for impairment when and if impairment indicators occur in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). At December 28, 2003, management believes no indications of impairment existed.

Patents and trademarks at December 28, 2003 and September 28, 2003 are as follows:

	December 28, 2003	September 28, 2003
	(Unaudited)
Patents and trademarks	$921,300	$902,300
Less accumulated amortization	(220,200)	(194,900)

Patents and trademarks, net	$701,100	$707,400

The amortization expense for the 13-week period ended December 28, 2003 was $25,300. The unamortized balance of patents and trademarks is estimated to be amortized over the balance of this fiscal year and the next five fiscal years thereafter as follows:

For the fiscal year	Estimated Amortization Expense
2004 (remainder of year)	$ 68,300
2005	$ 91,100
2006	$ 91,100
2007	$ 91,100
2008	$ 91,100
2009	$ 91,100

Note 10 – Subsequent Event

In January 2004, an aggregate of 330,700 shares of common stock was issued pursuant to the exercise of warrants and options, realizing gross proceeds of $517,200.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains forward-looking statements regarding Irvine Sensors which include, but are not limited to, statements concerning projected revenues, expenses, gross profit and income, market acceptance of products, the competitive nature of our business and markets, the success and timing of new product introductions and commercialization of our technologies, product qualification requirements of our customers, the need for additional capital, and the outcome of pending litigation. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “estimates,” “should,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Such factors include, but are not limited to the following:

•	our ability to introduce new products, gain broad market acceptance for such products and ramp up manufacturing in a timely manner;
•	our ability to secure additional research and development contracts;
•	our ability to obtain expected and timely procurements resulting from existing contracts;
•	the pace at which new markets develop;
•	the response of competitors, many of whom are bigger and better financed than us;
•	our ability to successfully execute our business plan and control costs and expenses;
•	the availability of additional financing;
•	our ability to establish strategic partnerships to develop our business;
•	our limited market capitalization;
•	general economic and political instability; and
•	those additional factors which are listed under the section “Risk Factors” at the end of Item 2 of this report.

We do not undertake any obligation to revise or update publicly any forward-looking statements for any reason. Additional information on the various risks and uncertainties potentially affecting our operating results are discussed below and are contained in our publicly filed documents available through the SEC’s EDGAR database (http://www.sec.gov) or from our Investor Relations Department.

Overview

We design, develop, manufacture and sell miniaturized electronic products for defense, security and commercial applications. We also perform customer-funded contract research and development related to these products, mostly for U.S. Government customers or prime contractors. Most of our business relates to application of our proprietary technologies for stacking either packaged or unpackaged semiconductors into more compact 3-dimensional forms, which we believe offer volume, power, weight and operational advantages over competing packaging approaches.

For much of our operating history, we have derived a substantial majority of our total revenues from government-funded research and development, rather than from product sales. We are continuing to seek such revenues and believe that we will continue to achieve material revenues from such sources, but we are also attempting to increase our revenues from product sales by the introduction of products with commercial applications, in particular stacked computer memory chips. We are currently transitioning into a new generation of such products, with a view to achieving material sales of such products in the second half of fiscal 2004. We use contract manufacturers to produce these products, and all of our own operations occur at a single, leased facility in Costa Mesa, California.

In the past, we have had separate operating segments, including our subsidiaries, which were separately managed, with independent product development, marketing and distribution systems. However, during fiscal 2003, we consolidated all our operations to more effectively use our administrative, marketing and engineering resources and to reduce expenses. None of our subsidiaries presently account for more than 10% of our consolidated revenues or consolidated assets or have separate employees. We expect to report our operating results and financial condition in fiscal 2004 segmented only between our research and development business and our product business. (See Note 7 to the consolidated financial statements).

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

Revenue Recognition. Our consolidated revenues during the first 13 weeks of fiscal 2004 were primarily derived from contracts to develop prototypes and provide research, development, design, testing and evaluation of complex detection and control defense systems. Our research and development contracts are usually cost plus a fixed fee, which require our good faith performance of a statement of work within overall budgetary constraints, or fixed price with billing entitlements based on level of effort expended. For such research and development contracts, revenues are recognized as we incur costs and include applicable fees or profits primarily in the proportion that costs incurred bear to estimated final costs. Upon the initiation of each such contract, a detailed cost budget is established for direct labor, material and subcontract support based on our proposal and the required scope of the contract as may have been modified by negotiation with the customer, usually a U.S. government agency or prime contractor. A program manager is assigned to secure the needed labor, material and subcontract in the program budget to achieve the stated goals of the contract and to manage the deployment of those resources against the program plan. Our accounting department collects the direct labor, material and invoiced subcontract charges for each program on a weekly basis and provides such information to the respective program managers and the senior operating management of the Company.

The program managers review and report the performance of their contracts against the respective program plans with our senior operating management, including the President and the Chief Executive Officer, on a monthly basis. These reviews are summarized in the form of ETCs. If an ETC indicates a potential overrun against budgeted program resources, it is the responsibility of the program manager to re-plan the program in a manner consistent with customer objectives to eliminate such overrun and to secure necessary customer agreement to such re-plan. To mitigate the financial risk of such re-planning, we attempt to negotiate the deliverable requirements of our R&D contracts to allow as much flexibility as possible in technical outcomes. Given the inherent technical uncertainty involved in R&D contracts, in which new technology is being invented, explored or enhanced, such contractual latitude is frequently achievable. When re-planning does not appear possible within program budgets and customer budgetary enhancement is not available, senior management makes a judgment as to whether we plan to supplement the customer budget with company funds or whether the program statement of work will require the additional resources to be expended to meet contractual obligations. If either determination is made, a provision for contract overrun is accrued based on the most recent ETC of the particular program.

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

Results of Operations

        Revenues

Contract revenue consists of proceeds realized from funded research and development contracts, largely from U.S. government customers and government contractors. Our contract revenue for our first fiscal quarter of 2004, the 13-week period ended December 28, 2003, was $2,474,100, a decrease of $2,106,500, or 46%, from $4,580,600 for the first fiscal quarter of 2003, the 13-week period ended December 29, 2002. The decrease in contract revenue was primarily attributable to the substantial completion by the middle of fiscal 2003 of the aggregate $9.6 million Jigsaw contract received in May 2002 that, due to accelerated schedule requirements, produced contract revenue of approximately $3.6 million in the fiscal quarter ended December 29, 2002. No comparably scheduled large contract award was included in the mix of funded research and development contracts that we had underway during the fiscal quarter ended December 28, 2003.

Product sales are largely comprised of revenues derived from sales of chips, modules, stacked chip products and chip stacking services. Our product sales for the 13-week period ended December 28, 2003 were $939,700, an increase of $340,400, or 57%, compared to product sales of $599,300 for the 13-week period ended December 29, 2002. This increase was primarily due to increased demand for our stacked chip products from an original equipment manufacturer, L-3 Communications. A year ago, in the 13-week period ended December 29, 2002, L-3 Communications was not a material customer, as it had been in prior periods. In retrospect, we believe that L-3 Communications’ demand for our products may have been affected during fiscal 2003 by procurement delays from its government customers associated with the build-up for the war in Iraq. No such comparable effect has occurred during the first fiscal quarter of 2004, and L-3 Communications has returned to its status as a material customer, accounting for approximately $601,500, or 17.5%, of our consolidated total revenues and 64% of our product sales in the 13-week period ended December 28, 2003. An additional 25% of our product sales in the 13-week period ended December 28, 2003 were derived from sales of stacked chip products and stacking services to other customers, no one of which constituted 10% or more of our total revenues. Approximately 10% of our product sales in the 13-week period ended December 28, 2003 were derived from sales of wireless infrared transceiver chips and module products to various customers, sold under the Novalog brand, reflecting the continuing softness of demand from Palm Computing, a major end-user for such products. The remaining approximate 1% of our product sales were realized from sales of RedHawk’s software products.

In the first quarter of fiscal 2004, we also received $26,500 in royalty revenues, all but approximately $2,000 of which was related to our stacked chip products, as compared to $17,100 of similar revenues in the corresponding quarter of fiscal 2003. This modest increase was due to increased sales of licensed products, primarily stacked memories for use in solid state data recorders, by our licensees.

Due to the decrease in contract revenue, total revenues for the 13-week period ended December 28, 2003 were $3,440,300, a decrease of $1,756,700, or 34%, compared to $5,197,000 for the 13-week period ended December 29, 2002. Based on our current backlog, we anticipate that our contract revenue will continue to represent a majority of our total revenue for the remainder of fiscal 2004, although the absolute dollars of product sales is expected to increase in the second half of fiscal 2004.

        Cost of Revenues

Our cost of contract revenue for the 13-week period ended December 28, 2003 was $1,393,600, which represented a decrease of $2,227,700 or approximately 62%, from $3,621,300 for the comparable 13-week period of the prior year. This percentage decrease was greater than the corresponding 46% decrease in contract revenues because of the absence of the Jigsaw contract in the 13-week period ended December 28, 2003. The terms of that Jigsaw contract provided us with limited margins on two large subcontracts we issued under that program. Contracts in the current fiscal period provided us with rate recovery on subcontract expenses more consistent with our historical experience, improving our gross margin on contract revenues. Cost of contract revenues for the current 13-week period also included a net reduction in accrued loss on contracts of approximately $316,200, primarily due to changes in our guidelines for managing such programs. Cost of contract revenues as a percentage of contract revenues decreased from 79% in the first quarter of fiscal 2003 to 56% in the first quarter of fiscal 2004 because of the improved subcontract terms and the reduction in accrued loss on contracts.

Our cost of product sales for the 13-week period ended December 28, 2003 was $1,066,200, an increase of $459,600, or 76%, from $606,600 for the 13-week period ended December 29, 2002. This percentage increase in cost of product sales was greater than the corresponding 57% percentage increase in product sales because of a requirement to re-qualify certain products to meet customer requirements during the 13-week period ended December 28, 2003 that did not exist in the corresponding period for the prior year. We believe that this requirement was non-recurring, and that it will not impact gross margins in subsequent periods of fiscal 2004. Cost of product sales as a percentage of product sales increased from 101% in the first fiscal quarter of 2003 to 114% in the first fiscal quarter of 2004. The absence of gross margin in the fiscal 2003 quarter reflected the lower unit volumes that did not fully absorb our minimum fixed costs with our manufacturing supplier. The higher unit volumes in the first fiscal quarter of 2004 eliminated this factor, but the non-recurring qualification costs discussed above more than offset this volume-related improvement.

        General and Administrative Expense

General and administrative expense for the 13-week period ended December 28, 2003 was $1,293,400, or 38% of total revenues, as compared to $1,511,400, or 29% of total revenues, for the comparable first 13-week period of the prior fiscal year. This represents a decrease of $218,000, or approximately 14%, in the current 13-week period versus the 13-week period ended December 29, 2002. Approximately $77,300 of this decrease was a result of a reduction in labor and labor-related expenses related to our reorganized operations initiated in fiscal 2003, $87,400 of the decrease was a result of an elimination of expenses that are deemed unallowable under our government contracts, and the balance of the decrease was a result of our continuing efforts to reduce our expenses for a wide variety of general and administrative service and supply activities.

        Research and Development Expense

Our research and development expense for the 13-week period ended December 28, 2003 was $549,800, an increase of $454,700, or 478%, from $95,100 for the 13-week period ended December 29, 2002. Research and development expense represented approximately 16% of the our total revenue for the first 13-week period of fiscal 2004, compared to approximately 2% of our total revenue for the first 13-week period of fiscal 2003. The increase in both absolute dollars and percentage of total revenue between the fiscal 2004 and fiscal 2003 periods is largely the result of the limited amount of direct labor available for internal research and development in the fiscal 2003 period due to the schedule pressure of the Jigsaw contract. Because of that factor, the amount of research and development expense in the fiscal 2003 period was abnormally low, both in absolute terms and in percentage of revenue. The percentage of revenue deployed to research and development expense in the 13-week period ended December 28, 2003 represented a more historically consistent allocation of our resources, and in fact, was lower than the aggregate 21% of revenues deployed to research and development expense in fiscal 2003. We anticipate that the utilization of our direct labor force for funded research and development contract work will increase in absolute dollars in subsequent periods of fiscal 2004. If that occurs, we expect a corresponding reduction in our internally funded research and development expense during such periods.

        Interest and Other Expense/Income

Interest expense for the 13-week period ended December 28, 2003 was $33,100, down $18,400, or 36%, from interest expense of $51,500 for the 13-week period ended December 29, 2002. This decrease was primarily due to the lessened requirement for the use of short-term contract receivables financing in the 13-week period ended December 28, 2003, reflecting our improved working capital position in the current year fiscal period.

In the 13-week period ended December 29, 2002, other expense of $5,800 was incurred due to losses on disposal of equipment. No comparable expense was incurred in the 13-week period ended December 28, 2003.

We received no interest or other income in the 13-week period ended December 28, 2003 as compared to $4,700 of such interest or other income in the 13-week period ended December 29, 2002, which included a non-recurring refund of excess taxes in the amount of $4,600. No comparable refund was received in the fiscal 2004 period ended December 28, 2003.

Liquidity and Capital Resources

At December 28, 2003, we had consolidated cash and cash equivalents of $1,627,000, which was an increase of $460,200 from $1,166,800 as of September 28, 2003, with the increase largely the result of an approximate $1.75 million equity financing completed in December 2003 that more than offset uses of cash due to our net loss and other working capital and investment activities.

From that overall perspective, the first quarter of fiscal 2004 was similar to the comparable quarter of fiscal 2003, in that the prior year quarter also exhibited a cash improvement largely resulting from the effect of a $1.2 million equity financing in December 2002. However, unlike the prior year quarter, the December 2003 financing, when combined with operating uses of cash and investment activities during the 13-week period ended December 28, 2003 resulted in positive working capital by quarter-end. At December 28, 2003, our working capital was $1,490,000, an improvement of $1,722,300 from September 28, 2003. This was the first fiscal period since December 2000 that we have achieved positive working capital. Because of this increase in working capital, and if our operating results justify, we may consider further reducing our use of receivables financing in the balance of fiscal 2004 in order to reduce interest expense.

Beyond absorbing the immediate cash effects of our $897,800 net loss, our largest additional operational use of cash in the 13-week period ended December 28, 2003 was the $416,700 decrease in advanced billings on our uncompleted contracts, which are the payments we receive from customers to initiate certain product orders. This contrasted with a $3,900 increase in such billings in the prior year fiscal quarter ended December 29, 2002. We believe that the current period decrease was strictly a timing effect related to the placement of orders from L-3 Communications. Our next largest additional operational use of cash in the 13-week period ended December 28, 2003 was the $358,600 of increase in our accounts receivable, as a result of a $879,200 increase in total revenues, and the corresponding pressures on working capital, for the first quarter of fiscal 2004 over the immediately prior fourth quarter of fiscal 2003. This subsequent quarter total revenue increase also increased our unbilled revenues on contracts during the 13-week period ended December 28, 2003, resulting in an additional $161,000 use of cash. In addition, the timing of deliveries to L-3 Communications in the 13-week period ended December 28, 2003 resulted in $226,700 of revenues in the period for which we received no cash, having previously received the cash in the form of deferred revenues. As is the case for the decrease in advanced billings on our uncompleted contracts discussed above, we believe this deferred revenue effect is also a timing issue. Offsetting these and other less significant uses of cash in the period were the non-cash expenses of $376,600 for depreciation and amortization and $180,900 for amortization of our employee retirement plan contribution that was made in the form of common stock. These factors, aggregating $557,500 in the fiscal 2004 quarter ended December 28, 2003, are a recurring feature of our normal operations and are expected to continue at such approximate levels for the foreseeable future. The corresponding aggregation of expenses in the fiscal 2003 first quarter ended December 29, 2002 was $523,100. Other less significant sources of cash, such as a $113,500 decrease in inventory and a $91,400 increase in accounts payable and accrued expenses, combined with the above factors to produce $1,601,400 net operational use of cash for the 13-week period ended December 28, 2003 compared to $177,500 of such net use of cash for the 13-week period ended December 29, 2002. In the subsequent 13-week period ending March 28, 2004, it is more probable than not that we will continue to experience material use of cash from operations rather than cash generation. However, such material use of cash is also likely to be substantially offset by proceeds from warrant and option exercises as discussed below.

We used $304,600 of cash for investing activities in the first quarter of fiscal 2004, consisting of $285,600 of capital equipment expenditures and $19,000 for acquisition of patents. The investments in capital equipment included approximately $75,000 in specialized design software and $143,000 of additional construction in progress for equipment. At December 28, 2003, all of our construction in progress is related to our research and development contract business and is expected to be placed in service during fiscal 2004. Except for lease agreements for the acquisition of capital equipment, we had no other material capital commitments as of December 28, 2003.

At December 28, 2003, a tabular summary of our contractual obligations is as follows:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$—	$—	$—	$—	$—
Capital Lease Obligations	56,000	26,500	29,500	—	—
Operating Lease Obligations	2,972,400	518,000	1,817,600	636,800	—
Purchase Obligations	—	—	—	—	—
Other Long Term Liabilities
Reflected on the Balance Sheet	—	—	—	—	—

TOTAL	$3,028,400	$544,500	$1,847,100	$636,800	$—

During the first quarter of fiscal 2003, we used $142,400 for capital equipment and facility expenditures, an amount that was $143,200 less than the corresponding period of fiscal 2004, and $44,400 for acquisition of patents, an amount that was $25,400 more than the current year period. In the case of the capital equipment and facility expenditures, this 2003-to-2004 variance reflected timing issues typical of our experience. In the case of the patent expense variance, however, the reduction in the fiscal 2004 period reflected a change in our patent preparation procedures involving greater use of internal counsel to reduce legal expenses. The fiscal 2003 period expenditures were offset by the liquidation of a $400,000 certificate of deposit that had been used to secure a line of credit for Novalog that was cancelled in October 2003. As a result, we provided an aggregate of $213,200 of cash from investing activities during the first quarter of fiscal 2003, as opposed to the $304,600 of cash use from investing activities that we experienced in the first quarter of fiscal 2004.

During the first quarter of fiscal 2004, we generated net cash of $2,366,200 from financing activities. The largest component of this cash provision was the $1,733,100 realized from a private placement of common stock and warrants in December 2003. Presumably because of an increase in the market price of our stock during the 13-week period ended December 28, 2003, we also realized cash proceeds of $642,500 from the exercise of warrants and options. No comparable proceeds were received the 13-week period ended December 29, 2002. At December 28, 2003, we had 1,378,400 exercisable warrants and 1,720,900 exercisable options with exercise prices of $2.25 per share or less. The closing market price of our common stock on Nasdaq on December 26, 2003 was $3.50 per share. If this market price is sustained or enhanced during the remainder of fiscal 2004, these outstanding “in-the-money” warrants and options may become a significant contributor to our liquidity through their exercise. If we are presented with opportunities or requirements involving financing needs greater than the amount that might be satisfied by warrant and option exercises, then we would likely seek supplemental equity financing involving the issuance of common stock and warrants as we have in the past.

At December 28, 2003, our funded backlog was approximately $1.5 million as compared to approximately $3.2 million at September 28, 2003 and $2.9 million at December 29, 2002. We have been advised of additional government contract awards aggregating approximately $7 million that we expect to receive in fiscal 2004 periods subsequent to December 28, 2003, although we cannot assure you of such potential bookings until actually received.

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

We have historically generated substantial losses, which, if continued, could make it difficult to fund our operations or successfully execute our business plan, and could adversely affect our stock price. Since our inception, we have generated net losses in most of our fiscal periods. We experienced net losses of approximately $897,800 for the 13-week period ended December 28, 2003, $6.3 million for the fiscal year ended September 28, 2003, $6.0 million for the fiscal year ended September 29, 2002 and $14.6 million for the fiscal year ended September 30, 2001. In recent years, much of our losses were incurred as a result of our significant investments in our development stage operating subsidiaries or their related technologies. While we have significantly reduced our investment in our subsidiaries and their technologies and consolidated our operations with a corresponding reduction in our net losses, we cannot assure you that we will be able to achieve or sustain profitability on a quarterly or annual basis in the future. In addition, because a large portion of our expenses are fixed, we generally are unable to reduce expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. We experienced contract delays in the fiscal year ended September 28, 2003 that resulted in unanticipated additional operating expenses to keep personnel on staff while the contracts were pending with no corresponding revenues. Such factors could cause us to continue to experience net losses in future periods, which will make it difficult to fund our operations and achieve our business plan, and could cause the market price of our common stock to decline.

We will need to raise additional capital in the future, and additional funds may not be available on terms that are acceptable to us, or at all. In addition to our significant net losses in recent periods, we have experienced negative cash flows from operations in the amount of approximately $1.6 million for the 13-week period ended December 28, 2003, approximately $3.8 million for the fiscal year ended September 28, 2003, approximately $1.4 million for the fiscal year ended September 29, 2002 and approximately $10.2 million for the fiscal year ended September 30, 2001. As a result of these significant losses, we have historically funded our operations through multiple equity financings, and to a lesser extent through receivable financing. We anticipate that we will continue to rely on such funding, when required, for at least the foreseeable future. We engaged in various financing transactions in fiscal years 2003, 2002 and 2001, raising aggregate net proceeds of approximately $12.2 million. When combined with various non-cash transactions to retire payables and expenses and the sale and conversion of convertible preferred stock, the amount of common stock we issued in that three fiscal year period exceeded 10.6 million shares, resulting in significant dilution to our existing stockholders.

At December 28, 2003, we had consolidated working capital of approximately $1.5 million, the first fiscal period that we have reported positive working capital since December 2000. However, we cannot guarantee that we will be able to generate sufficient funds from our operations to meet our working capital needs. In addition, our current growth plans require certain equipment, facility and product development expenditures that cannot be funded solely from cash generated from operations unless and until our current liabilities are substantially retired. Accordingly, we anticipate that we may need to raise additional capital in the future. We cannot assure you that any additional capital will be available on a timely basis, on acceptable terms, or at all. Future financings may require stockholder approval, which may not be obtainable. If we are not able to obtain additional capital in the near future, our business, financial condition and results of operations will be materially and adversely affected.

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

If we are not able to commercialize our technology, we may not be able to increase our revenues or achieve or sustain profitability. Since commencing operations, we have developed technology, principally under government research contracts, for various defense-based applications. Contract research and development revenue accounted for approximately 69% of our total revenues for the fiscal year ended September 29, 2002, approximately 82% of our total revenues for the fiscal year ended September 28, 2003 and approximately 72% of our total revenues for the 13-week period ended December 28, 2003. However, since our margins on government contracts are generally limited, and our revenues from such contracts are tied to government budget cycles and influenced by numerous political and economic factors beyond our control, and are subject to our ability to win additional contracts, our long-term prospects of realizing significant returns from our technology or achieving and maintaining profitability will likely also require penetration of commercial markets. In prior years, we have made significant investments to commercialize our technologies without significant success. These efforts included the purchase and later shut down of the IBM cubing line, the formation of the Novalog, MSI, Silicon Film, RedHawk and iNetWorks subsidiaries and the development of various stacked-memory products intended for military, aerospace and commercial markets. While these changes have developed new revenue sources, they have not yet resulted in consolidated profitability to date, and a majority of our total revenues for the fiscal years ended September 29, 2002 and September 28, 2003 were still generated from contract research and development. Only our Novalog subsidiary has experienced periods of profitability, and that subsidiary is not currently profitable primarily due to the decline in the sales of its products for use in Palm PDAs, the largest historical end use application of Novalog’s products. We are currently focusing on introducing a line of stacked memory products incorporating Ball Grid Array or BGA attachment technology because we believe emerging commercial demand exists for such products. We are currently dedicating significant development resources and funding to pursue the commercialization of our BGA stacking technology, a process that involves technical risk. If our perceptions about market demand are incorrect or we fail to successfully complete development, introduce and achieve market penetration for these products, our total revenues will not be sufficient to fully absorb our present indirect expenses and achieve profitability. We cannot assure you that our BGA products or our other current or contemplated products will achieve broad market acceptance in commercial marketplaces, and if they do not, our business, results of operations and financial condition will be materially and adversely affected.

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

Our government-funded research and development business depends on a limited number of customers, and if any of these customers terminate or reduce their contracts with us, or if we cannot obtain additional government contracts in the future, our revenues will decline and our results of operations will be adversely affected. For fiscal 2003, our revenue from government agencies was dominated by the U.S. Army, which accounted for approximately 49% of our total revenues, largely due to the effects of the $9.6 million Jigsaw contract awarded in the third quarter of fiscal 2002. The only other government agency that accounted for more than 10% of our total revenues in fiscal 2003 was the Defense Advanced Research Projects Agency, otherwise known as DARPA, which accounted for approximately 16% of our total revenues in fiscal 2003. For our first quarter of fiscal 2004, the 13-week period ended December 28, 2003, approximately 27% of our total revenues were realized from contracts with the U.S. Army and 26% were realized from contracts with DARPA. We also received approximately 18% of our total revenues in that period from L-3 Communications, a government contractor. Although we ultimately plan to shift our focus to include the commercialization of our technology, we expect to continue to be dependent upon research and development contracts with federal agencies and their contractors for a substantial portion of our revenues for the foreseeable future. Our dependency on a few contract sources increases the risks of disruption in this area of our business or significant fluctuations in quarterly revenue, either of which could adversely affect our consolidated revenues and results of operations.

Because we currently depend on government contracts and subcontracts, we face additional risks related to contracting with the federal government, including federal budget issues and fixed price contracts. General political and economic conditions, which cannot be accurately predicted, directly and indirectly may affect the quantity and allocation of expenditures by federal agencies. Even the timing of incremental funding commitments to existing, but partially funded, contracts can be affected by these factors. Therefore, cutbacks or re-allocations in the federal budget could have a material adverse impact on our results of operations as long as research and development contracts remain an important element of our business. Obtaining government contracts may also involve long purchase and payment cycles, competitive bidding, qualification requirements, delays or changes in funding, budgetary constraints, political agendas, extensive specification development and price negotiations and milestone requirements. Each government agency also maintains its own rules and regulations with which we must comply and which can vary significantly among agencies. Governmental agencies also often retain some portion of fees payable upon completion of a project and collection of these fees may be delayed for several months or even years, in some instances. In addition, an increasing number of our government contracts are fixed price contracts, which may prevent us from recovering costs incurred in excess of its budgeted costs. Fixed price contracts require us to estimate the total project cost based on preliminary projections of the project’s requirements. The financial viability of any given project depends in large part on our ability to estimate such costs accurately and complete the project on a timely basis. In fiscal 2003, we completed fixed-price contracts with an approximate aggregate value of $1.2 million. We experienced approximately $233,900 in overruns on those contracts, representing approximately 20% of the aggregate funded amount. At September 28, 2003, we had ongoing fixed-price contracts with an approximate unrealized aggregate value of $1.7 million. While fixed-price overruns in fiscal 2003 were largely discretionary in nature, we may not be able to achieve or improve upon this performance in the future since each contract has its own unique technical and schedule risks. In the event our actual costs exceed the fixed contractual cost, we will not be able to recover the excess costs.

Some of our government contracts are also subject to termination or renegotiation at the convenience of the government, which could result in a large decline in revenue in any given quarter. Although government contracts have provisions providing for the reimbursement of costs associated with termination, the termination of a material contract at a time when our funded backlog does not permit redeployment of our staff could result in reductions of employees. In April 1999, we experienced the termination of one of our contracts, but this termination did not result in the non-recovery of costs or layoff of employees. We also have had to reduce our staff from time-to-time because of fluctuations in our funded government contract base. In addition, the timing of payments from government contracts is also subject to significant fluctuation and potential delay, depending on the government agency involved. Any such delay could result in a temporary shortage in our working capital. Since nearly 70% of our total revenues in fiscal 2002, approximately 83% of our total revenues in fiscal 2003 and approximately 90% of our total revenues in the 13-week period ended December 28, 2003 were derived directly or indirectly from government contracts, these risks can significantly affect our business, results of operations and financial condition.

The significant military operations in Iraq or elsewhere may require diversions of government research and development funding, thereby causing disruptions to our contracts or otherwise adversely impact our revenues. In the near term, the funding of U.S. military operations in Iraq or elsewhere may cause disruptions in funding of government contracts. Since military operations of such magnitude are not routinely included in U.S. defense budgets, supplemental legislative funding actions are required to finance such operations. Even when such legislation is enacted, it may not be adequate for ongoing operations, causing other defense funding sources to be temporarily or permanently diverted. Such diversion could produce interruptions in funding or delays in receipt of our research and development contracts, causing disruptions and adverse effects to our operations. In addition, concerns about international conflicts, the lingering effects of September 11, 2001 and other terrorist and military activity have resulted in a continuing downturn in worldwide economic conditions. These conditions make it difficult for our customers to accurately forecast and plan future business opportunities, in turn making it difficult for us to plan our current and future allocation of resources and increasing the risks that our results of operations could be adversely effected.

Significant sales of our common stock in the public market will cause our stock price to fall. As of December 28, 2003, we had approximately 15.0 million shares of common stock outstanding, all but approximately 1.0 million of which were freely tradable, other than restrictions imposed upon our affiliates. The average trading volume of our shares in December 2003, however, was only approximately 472,000 shares per day. Accordingly, the freely tradable shares are significantly greater in number than the daily average trading volume of our shares. If the holders of the freely tradable shares were to sell a significant amount of our common stock in the public market, the market price of our common stock would likely decline. If we raise additional capital in the future through the sale of shares of our common stock to private investors, we may agree to register these shares for resale on a Form S-3 registration statement as we have done in the past. Upon registration, these additional shares would become freely tradable once sold in the public market, and, assuming the prospectus delivery and other requirement were met by the purchaser, which, if significant in amount, could further adversely affect the market price of our common stock.

Our stock price could decline because of the potentially dilutive effect of recent and future financings. At December 28, 2003, we had approximately 15.0 million shares of common stock outstanding as compared to approximately 7.6 million outstanding at December 29, 2002, resulting in significant dilution to our existing stockholders. In December 2002, we issued $1.2 million of Series E convertible preferred stock to one accredited institutional investor. At December 5, 2003, the investor had converted all of the Series E stock into approximately 941,300 shares of common stock. Additionally, we have issued this investor a warrant to purchase up to an additional 250,000 shares of our common stock at a discounted weighted average trading price upon conversion of the Series E stock, the exercise of which could adversely affect our stock price and contribute to further dilution. In addition to this Series E financing, we sold 750,000 shares of common stock and warrants to purchase 375,000 common shares for net proceeds of approximately $780,400 in our second fiscal quarter ended March 30, 2003. In our third fiscal quarter ended June 29, 2003, we sold approximately 769,200 shares of our common stock for net proceeds of approximately $961,800 and agreed to sell an additional 750,000 common shares and warrants to purchase 200,000 common shares for net proceeds of approximately $951,100, a transaction that was consummated early in our fourth fiscal quarter ended September 28, 2003. Also in our fourth fiscal quarter, we sold 1,211,570 shares of our common stock and warrants to purchase up to 690,695 common shares for net proceeds of approximately $1.4 million. In December 2003, we sold an additional 1.0 million shares of our common stock and five-year warrants to purchase up to 250,000 shares of our common stock for an exercise price of $2.20 per share in a private placement for net proceeds of approximately $1.7 million. Any additional equity financings in the future could also result in dilution to our stockholders.

Our common stock may be delisted from the Nasdaq SmallCap Market if our stock price declines further or if we cannot maintain Nasdaq’s listing requirements. In such case, the market for your shares may be limited, and it may be difficult for you to sell your shares at an acceptable price, if at all. Our common stock is currently listed on the Nasdaq SmallCap Market. Among other requirements, to maintain this listing, our common stock must continue to trade above $1.00 per share. In July 2001, our stock had failed to meet this criterion for over 30 consecutive trading days. As a result, in accordance with Marketplace Rule 4310(c)(8)(B), we were notified by Nasdaq that we had 90 calendar days or until October 2001 to regain compliance with this Rule by reestablishing a sales price of $1.00 per share or greater for ten consecutive trading days. To regain compliance, we sought and received approval from our stockholders to effect a 1-for-20 reverse split of our common stock that became effective in September 2001, resulting in recompliance by the Nasdaq deadline. However, subsequent to the reverse split, our common stock has, at various times, traded close to or below the $1.00 per share minimum standard, and we cannot assure you that the sales price of our common stock will continue to meet Nasdaq’s minimum listing standards. At January 29, 2004, the closing sales price of our common stock on the Nasdaq SmallCap Market was $3.67 per share.

In addition to the price requirement, we must also meet at least one of the three following additional standards to maintain our Nasdaq listing: (1) maintenance of stockholders’ equity at $2.5 million or greater, (2) maintenance of our market capitalization in excess of $35 million as measured by market prices for trades executed on Nasdaq, or (3) net income from continuing operations of $500,000 in the latest fiscal year or two of the last three fiscal years. In July 2001, Nasdaq notified us that we were deficient with respect to all of these additional standards based on our financial statements as of April 1, 2001. In August 2001, Nasdaq advised us that, based on updated information, we had reestablished compliance with the $35 million market capitalization standard. However, the subsequent decline in the price of our common stock resulted in another deficiency notice from Nasdaq in August 2001. At that time, we did not comply with either the market capitalization standard or the stockholders’ equity standard. However, based solely on improvements in our stockholders’ equity resulting from the net gain of approximately $0.9 million realized from the discontinuance of operations of our Silicon Film subsidiary in September 2001, we were able to meet the minimum stockholders’ equity standard and reestablish compliance in November 2001. As of December 28, 2003, we had stockholders’ equity of approximately $6.1 million and a market capitalization of approximately $52.8 million. Although we are currently in compliance with Nasdaq’s listing maintenance requirements, we cannot assure you that we will be able to maintain our compliance with these requirements in the future. If we fail to meet these or other listing requirements, our common stock could be delisted, which would eliminate the primary market for your shares of common stock. As a result, you may not be able to sell your shares at an acceptable price, if at all. In addition, such delisting may make it more difficult for us to raise additional capital in the future since we may no longer qualify to register shares for resale on a Form S-3 registration statement.

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

If we are not able to adequately protect or enforce our patent or other intellectual property rights, our ability to compete in our target markets could be materially and adversely affected. We believe that our success will depend, in part, on the strength of our existing patent protection and the additional patent protection that we may acquire in the future. As of December 28, 2003, we held 49 U.S. patents and 15 foreign patents and had other patent applications pending before the U.S. Patent and Trademark Office as well in as various foreign jurisdictions. It is possible that any existing patents or future patents, if any, could be challenged, invalidated or circumvented, and any right granted under these patents may not provide us with meaningful protection from competition. Despite our precautions, it may be possible for a third party to copy or otherwise obtain and use our products, services or technology without authorization, to develop similar technology independently or to design around our patents. In addition, we treat technical data as confidential and generally rely on internal nondisclosure safeguards, including confidentiality agreements with employees, and on laws protecting trade secrets, to protect proprietary information. We cannot assure you that these measures will adequately protect the confidentiality of our proprietary information or that others will not independently develop products or technology that are equivalent or superior to ours.

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

We are defendants in a class-action stockholders lawsuit, an unfavorable outcome of which could harm our ability to continue our operations, and the defense of which has also substantially increased our operating expenses and diverted our resources. We have been sued in a securities class action by certain stockholders who allege that we made false and misleading statements about the prospects of our Silicon Film subsidiary during the period January 6, 2000 to September 15, 2001, inclusive. The complaint asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and SEC Rule 10b-5, and seeks damages of an unspecified amount. A preliminary trial date has been set for July 2004, provided that the lawsuit is not settled or dismissed prior to then. We believe that the class action is without merit and have retained counsel to vigorously defend against the lawsuit. As a result of this lawsuit, our legal expenses increased by $250,000 in fiscal 2002, which satisfied the threshold requirement for retention under our directors and officers insurance policy with the result that our fiscal 2003 legal expenses for the defense of this lawsuit were born by our insurance carrier. It is possible that the costs of, or any judgment against us, in such lawsuit could exceed the policy limits of our insurance policy. In addition, this litigation process is placing an increasing demand on our personnel, diverting such resources from other, more productive activities. Moreover, the outcome of any litigation is inherently uncertain, and we may not be able to satisfy an unfavorable outcome in this litigation, which could cause us to discontinue our operations. Accordingly, in January 2004, we agreed to a settlement proposal made within our insurance policy coverage limits to limit the further costs and risks of this litigation. Until the Court approves this settlement and other procedural matters are satisfied, this litigation will remain a risk.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in timely alerting them to the material information related to us (or our consolidated subsidiaries) required to be included in the reports we file or submit under the Exchange Act.

(b) Changes in Internal Control over Financial Reporting. During the fiscal quarter covered by this report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

From February 14, 2002 to March 15, 2002, five purported class action complaints were filed in the United States District Court for the Central District of California against the Company, certain of its current and former officers and directors, and an officer and director of its former subsidiary Silicon Film Technologies, Inc. By stipulated Order dated May 10, 2002, the Court consolidated these actions. Pursuant to the Order, plaintiffs served an amended complaint on July 5, 2002. The amended complaint alleged that defendants made false and misleading statements about the prospects of Silicon Film during the period January 6, 2000 to September 15, 2001, inclusive. The amended complaint asserted claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and SEC Rule 10b-5, and sought damages of an unspecified amount. Defendants’ time to answer or otherwise respond to the amended complaint was September 2002, at which time the Company filed a motion to dismiss the amended complaint. This motion was heard on May 5, 2003, at which time the Court dismissed the amended complaint, but granted the plaintiffs leave to further amend their complaint within 20 days. The plaintiffs filed a second amended complaint on May 27, 2003, reasserting the claims made previously, primarily on the basis of purported greater particularity. The defendants filed a motion to dismiss the second amended complaint on June 24, 2003. This motion was denied on September 22, 2003, and the defendants filed their answer to the second amended complaint on October 6, 2003, denying all of the substantive allegations of that complaint. The Court established a schedule for discovery related to the second amended complaint, with the hearing of any summary judgment motions resulting therefrom to be heard by May 3, 2004.

In January 2004, the lead plaintiffs and defendants entered into a memorandum of understanding to settle the litigation for a monetary payment, without admissions as to the merits of either defendants’ or plaintiffs’ position. The amount of the proposed settlement payment, $3.5 million, is within the Company’s insurance coverage limits and, if the settlement is approved and consummated, will be paid entirely by the Company’s insurance carrier. The settlement is subject to approval by the Court and other procedural matters.

Although we continue to believe that we have meritorious defenses to the plaintiffs’ allegations, the existence of a settlement proposal within insurance policy limits has caused us to agree to the settlement proposal to mitigate the costs and risks of the litigation. Failure for us to obtain a favorable resolution of claims set forth in the second amended complaint could have a material adverse effect on our business, results of operations and financial condition. Currently, the amount of such material adverse effect cannot reasonably be estimated. Because of that uncertainty and the proposed settlement agreement, the accompanying consolidated financial statements do not include any accrual for potential loss, if any, related to these claims.

Item 2. Changes in Securities and Use of Proceeds

In December 2003, we sold 1,000,000 shares of common stock and five-year warrants to purchase up to 250,000 shares of common stock with an exercise price of $2.20 per share, in a private placement to five accredited investors for net proceeds of approximately $1.7 million. In connection with this transaction, the exercise price of outstanding warrants to purchase 250,016 shares of common stock previously issued to other accredited investors was automatically adjusted from $1.97 per share to $1.75 per share pursuant to the terms of the warrants. In order to obtain the consent of certain prior accredited investors to this transaction, we agreed to reduce the exercise price of warrants to purchase 355,769 shares of common stock from $1.97 per share to $1.50 per share. The exercise prices of these warrants were subject to a further reduction to $1.20 per share subject to the terms of the warrant and a $1.00 per share (representing a reduction from $1.20 per share) in connection with the aforementioned consent, if we did not achieve at least $3.5 million in total revenues in each of the first two quarters of our fiscal 2004. Since our total revenues in the first quarter of fiscal 2004 were $3,440,300, these additional reductions of the warrant exercise prices are now in effect for all of these warrants except for warrants to purchase 115,400 shares, which were exercised prior to the conclusion of the first fiscal quarter.

The issuance of the common stock and common stock warrants described in the previous paragraph was deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Act”), in reliance on Section 4(2) of the Act as transactions by an issuer not involving any public offering. There were no underwriters, brokers or finders employed in connection with this private placement.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

10.1	Government Contract W15P7T-04-C-P001 dated October 30, 2003.

10.2	Lease Agreement for premises at 3001 Redhill Avenue, Bldg. 3, Costa Mesa, California, effective October 1, 2003, incorporated by reference to Exhibit 10.18 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003.

10.3	Lease Agreement for premises at 3001 Redhill Avenue, Bldg. 4, Suite 200, Costa Mesa, California, effective October 1, 2003, incorporated by reference to Exhibit 10.19 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003.

10.4	Lease Agreement for premises at 3001 Redhill Avenue, Bldg. 4, Suite 109, Costa Mesa, California, effective October 1, 2003, incorporated by reference to Exhibit 10.20 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

On December 22, 2003, the Company filed a current report on Form 8-K to report the Company’s operating results for the fiscal year ended September 28, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Irvine Sensors Corporation

(Registrant)

Date: February 11, 2004	By:	/s/ JOHN J. STUART, JR.

John J. Stuart, Jr. Chief Financial Officer (Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

10.1	Government Contract W15P7T-04-C-P001 dated October 30, 2003.

10.2	Lease Agreement for premises at 3001 Redhill Avenue, Bldg. 3, Costa Mesa, California, effective October 1, 2003, incorporated by reference to Exhibit 10.18 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003.

10.3	Lease Agreement for premises at 3001 Redhill Avenue, Bldg. 4, Suite 200, Costa Mesa, California, effective October 1, 2003, incorporated by reference to Exhibit 10.19 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003.

10.4	Lease Agreement for premises at 3001 Redhill Avenue, Bldg. 4, Suite 109, Costa Mesa, California, effective October 1, 2003, incorporated by reference to Exhibit 10.20 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.