Form 10-Q
period 2004-03-28
IRVINE SENSORS CORP/DE/
filed 2004-05-07
CIK 357108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 28, 2004

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

As of May 5, 2004, there were 16,021,557 shares of common stock outstanding.

IRVINE SENSORS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL PERIOD ENDED MARCH 28, 2004

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

IRVINE SENSORS CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 28,	September 28,
	2004	2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$521,200	$1,166,800
Restricted cash	35,200	54,200
Accounts receivable, net of allowance for doubtful accounts of $10,000 and $57,700, respectively	778,900	443,500
Unbilled revenues on uncompleted contracts	1,119,100	598,100
Inventory, net	864,600	932,100
Other current assets	97,200	48,500

Total current assets	3,416,200	3,243,200
Equipment, furniture and fixtures, net	4,364,800	4,417,600
Patents and trademarks, net	742,100	707,400
Deposits	87,600	87,400

Total assets	$8,610,700	$8,455,600
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,161,100	$1,620,600
Accrued expenses	810,200	806,100
Accrued loss on contracts	48,200	358,500
Advance billings on uncompleted contracts	63,300	437,000
Deferred revenue	25,000	251,700
Capital lease obligations – current portion	30,100	30,700

Total current liabilities	2,137,900	3,504,600
Capital lease obligations, less current portion	65,900	34,700
Minority interest in consolidated subsidiaries	425,700	431,500

Total liabilities	2,629,500	3,970,800

Commitments and contingencies (Note 8)	—	—

Stockholders’ Equity:
Preferred stock, $0.01 par value, 500,000 shares authorized;
Series E convertible preferred stock, 0 and 2,083 shares outstanding	—	—
Common stock, $0.01 par value, 80,000,000 shares authorized; 15,848,500 and 12,947,700 shares issued and outstanding	158,500	129,500
Common stock warrants; 1,574,700 and 2,065,600 warrants outstanding	—	—
Unamortized employee stock bonus plan contribution	(294,200)	—
Common stock held by Rabbi Trust	(250,000)	(250,000)
Deferred compensation liability	250,000	250,000
Paid-in capital	114,586,500	110,315,500
Accumulated deficit	(108,469,600)	(105,960,200)

Total stockholders’ equity	5,981,200	4,484,800

	$8,610,700	$8,455,600

See Accompanying Condensed Notes to Consolidated Financial Statements.

IRVINE SENSORS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	March 28,	March 30,	March 28,	March 30,
	2004	2003	2004	2003
Revenues:
Contract research and development revenue	$2,295,900	$1,620,300	$4,770,000	$6,200,900
Product sales	115,100	848,200	1,054,800	1,447,500
Other revenue	14,800	19,000	41,300	36,100

Total revenues	2,425,800	2,487,500	5,866,100	7,684,500

Cost and expenses:
Cost of contract research and development revenue	1,767,000	1,506,700	3,160,600	5,128,000
Cost of product sales	214,600	753,800	1,280,800	1,360,400
General and administrative expense	1,485,000	1,535,700	2,778,400	3,047,100
Research and development expense	547,500	644,100	1,097,300	739,200

Total costs and expenses	4,014,100	4,440,300	8,317,100	10,274,700

Loss from operations	(1,588,300)	(1,952,800)	(2,451,000)	(2,590,200)
Interest expense	(11,900)	(66,400)	(45,000)	(117,900)
Loss on disposal of assets	(6,800)	—	(6,800)	(5,800)
Interest and other income	400	—	400	4,700

Loss before minority interest and provision for income taxes	(1,606,600)	(2,019,200)	(2,502,400)	(2,709,200)
Minority interest in income (loss) of subsidiaries	1,800	(4,300)	5,800	1,900
Provision for income taxes	(6,800)	(4,200)	(12,800)	(14,100)

Net loss	(1,611,600)	(2,027,700)	(2,509,400)	(2,721,400)

Imputed dividend on Series E stock issued	—	(77,400)	—	(920,300)
Net loss applicable to common stockholders	$(1,611,600)	$(2,105,100)	$(2,509,400)	$(3,641,700)

Basic and diluted net loss per common share (Note 5)	$(0.11)	$(0.28)	$(0.17)	$(0.49)

Weighted average number of shares outstanding	15,265,500	7,614,700	14,557,700	7,410,600

See Accompanying Condensed Notes to Consolidated Financial Statements.

IRVINE SENSORS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	26 Weeks Ended
	March 28, 2004	March 30, 2003
Cash flows from operating activities:
Net loss	$(2,509,400)	$(2,721,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	764,700	693,400
Provision for obsolete inventory	42,900	—
Non-cash compensation	—	56,200
Accrued interest on marketable securities	—	(200)
Loss on disposal of assets	6,800	6,100
Noncash employee retirement plan contribution	355,800	336,500
Minority interest in net loss of subsidiaries	(5,800)	(1,900)
Common stock issued to pay operating expenses	—	189,700
(Increase) decrease in accounts receivable	(335,400)	1,098,800
(Increase) decrease in unbilled revenues on uncompleted contracts	(521,000)	128,000
(Increase) decrease in inventory	24,600	(117,900)
(Increase) decrease in other current assets	(48,700)	16,600
Increase in deposits	(200)	(3,100)
Decrease in accounts payable and accrued expenses	(455,400)	(550,100)
Decrease in accrued loss on contracts	(310,300)	(180,400)
Decrease in advance billings on uncompleted contracts	(373,700)	(70,000)
Increase (decrease) in deferred revenue	(226,700)	13,300

Total adjustments	(1,082,400)	1,615,000

Net cash used in operating activities	(3,591,800)	(1,106,400)

Cash flows from investing activities:
Capital facilities and equipment expenditures	(610,000)	(458,900)
Acquisition of patents	(91,200)	(112,300)
Decrease in restricted cash	19,000	—
Proceeds from liquidation of certificate of deposit	—	400,000

Net cash used in investing activities	(682,200)	(171,200)

Cash flows from financing activities:
Net proceeds from issuance of preferred stock and common stock warrants	—	1,046,000
Net proceeds from issuance of common stock and common stock warrants	1,690,500	745,000
Proceeds from options and warrants exercised	1,959,500	17,200
Payments on line of credit	—	(400,000)
Principal payments of notes payable	—	(150,000)
Principal payments of capital leases	(21,600)	(75,100)

Net cash provided by financing activities	3,628,400	1,183,100

Net decrease in cash and cash equivalents	(645,600)	(94,500)
Cash and cash equivalents at beginning of period	1,166,800	696,300

Cash and cash equivalents at end of period	$521,200	$601,800

Supplemental cash flow information:
Cash paid for interest	$39,200	$105,500

Noncash investing and financing activities:
Imputed dividend on Series E convertible preferred stock issued		920,300
Common stock issued to settle minority interests	—	27,800
Equipment financed with capital leases	52,200	—

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

The consolidated financial information as of March 28, 2004 and March 30, 2003 included herein is unaudited but includes all normal recurring adjustments which, in the opinion of management of the Company, are necessary to present fairly the consolidated financial position of the Company at March 28, 2004, the results of its operations for the 26-week periods ended March 28, 2004 and March 30, 2003, and its cash flows for the 26-week periods ended March 28, 2004 and March 30, 2003.

Summary of Significant Accounting Policies

Company Operations. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company had working capital of $1,278,300 at March 28, 2004, an increase of $1,539,700 in working capital since September 28, 2003. Despite the Company’s history of net losses, this outcome was achieved largely due to the Company’s continued access to equity financing and the follow-on effects of such equity financing through the exercise of warrants that have allowed the Company to fund deficits in its operations. Management believes, but cannot assure, that the Company will be able to raise additional working capital, if required to fund its operations, for at least the next twelve months. The Company has been advised of new government contract awards for the fiscal year ending October 3, 2004 (“fiscal 2004”) that management expects will contribute to cash flow in subsequent periods of fiscal 2004.

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

Fiscal Periods. The Company’s fiscal year ends on the Sunday nearest September 30. Fiscal 2003 (52 weeks) ended on September 28, 2003. Fiscal 2004, since it includes February of a leap year, will end on October 3, 2004 and will include 53 weeks. The Company’s second fiscal quarter and first 26 weeks of fiscal 2004 ended on March 28, 2004, and in similar manner, the second fiscal quarter and first 26 weeks of fiscal 2003 ended on March 30, 2003.

Use of Estimates. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The Company believes its estimates of inventory reserves and estimated costs to complete contracts, as further discussed below, to be the most sensitive estimates impacting financial position and results of operations in the near term.

Inventory reserves. Each quarter, the Company evaluates its inventories for excess quantities and obsolescence. Inventories that are considered obsolete are written off. Remaining inventory balances are adjusted to approximate the lower of cost or market value. The valuation of inventories at the lower of cost or market requires the use of estimates as to the amounts of current inventories that will be sold. These estimates are dependent on management’s assessment of current and expected orders from the Company’s customers.

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

During the 26 weeks ended March 28, 2004, the Company reduced its accrued losses on contracts by $310,300. The reduction reflects a change in its estimate (excluding contingencies) which management believes more adequately reflects ETCs for the contracts based on their completion status, current and future technical requirements under the programs and the program managers increased level of accountability.

Revenues. The Company’s consolidated revenues during the first 26 weeks of fiscal 2004 were primarily derived from contracts to develop prototypes and provide research, development, design, testing and evaluation of complex detection and control defense systems. The Company’s research and development contracts are usually cost plus fixed fee, which require the Company’s good faith performance of a statement of work within overall budgetary constraints, but with latitude as to resources utilized, or fixed price level of effort, which require the Company to deliver a specified number of labor hours in the performance of a statement of work. Revenues for such contracts are recognized as costs are incurred and include applicable fees or profits primarily in the proportion that costs incurred bear to estimated final costs. Costs and estimated earnings in excess of billings under government contracts are accounted for as unbilled revenues on uncompleted contracts. The Company provides for anticipated losses on contracts by a charge to income during the period in which a loss is first identified. The accrual for contract losses is adjusted quarterly based on review of outstanding contracts. Unbilled revenues on uncompleted contracts are stated at estimated realizable value.

United States government contract costs, including indirect costs, are subject to audit and adjustment by negotiations between the Company and government representatives. Indirect contract costs have been audited through government representatives through fiscal 2001. Contract revenues have been recorded in amounts that are expected to be realized upon final settlement.

The Company’s revenues from product sales are primarily derived from shipments of infrared transceiver chips and modules, capacitive readout chips and memory stack products. Sales of these products are generally priced in accordance with the Company’s established price list and are primarily made to Original Equipment Manufacturers (“OEMs”). Revenues are recorded when products are shipped. Terms are FOB shipping point. The Company generally provides a 90-day warranty on its infrared chip products, but has historically experienced minimal returns. RedHawk is the licensor of a shrink-wrapped software product that has also experienced minimal returns. Products sold by the Company’s other product-oriented units have largely been for developmental and qualification use to date and have not been sold under formal warranty terms. None of the product-oriented units offer contractual price protection. Accordingly, the Company does not presently maintain any reserves for returns under warranty or post-shipment price adjustment.

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

Inventory. Product inventory is valued at the lower of cost or market. Cost is determined by the first-in, first-out basis. Inventories are reviewed quarterly to determine salability and obsolescence. A reserve is established for slow moving and obsolete product inventory items. In addition, marketing of specific government budgets and programs is facilitated by the capitalization of material, labor and overhead costs that are recoverable under government research and development contracts. Due to the uncertain timing of such contract awards, the Company maintains significant reserves for this inventory to avoid overstating its value. (See Note 6).

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

Accounting for Stock-Based Compensation. The Company accounts for stock-based employee compensation as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and, has adopted Statement of Financial Accounting Standards (“SFAS”) 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS 148”) that supercedes SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). SFAS 148 requires pro forma disclosures of net income and net income per share as if the fair value based method of accounting for stock-based awards had been applied for employee grants. It also requires disclosure of option status on a more prominent and frequent basis. The Company accounts for stock options and warrants issued to non-employees based on the fair value method. Under the fair value based method, compensation cost is recorded based on the value of the award at the measurement date and is recognized over the service period.

The exercise prices of the options granted during the 26-week period ended March 28, 2004 were equal to the closing price of the Company’s common stock at the date of grant.

Pursuant to SFAS 148, the Company is required to disclose the effects on the net loss and per share data as if the Company had elected to use the fair value approach to account for all of its employee stock-based compensation plans. Had the compensation cost for all of the Company’s option plans, including those of its subsidiaries, been determined using the fair value method, the compensation expense would have increased the Company’s net loss for the 13-week and 26-week periods ended March 28, 2004 and March 30, 2003 as shown below. (See also Note 5 for calculation of net loss applicable to common stockholders.)

	13 Weeks Ended		26 Weeks Ended
	March 28, 2004	March 30, 2003	March 28, 2004	March 30, 2003
	(Unaudited)		(Unaudited)
Actual net loss	$(1,611,600)	$(2,027,700)	$(2,509,400)	$(2,721,400)
Pro forma compensation expense	(112,500)	(256,900)	(213,300)	(509,400)

Pro forma net loss	$(1,724,100)	$(2,284,600)	$(2,722,700)	$(3,230,800)

Actual net loss per share	$(0.11)	$(0.28)	$(0.17)	$(0.49)

Pro forma net loss per share	$(0.11)	$(0.31)	$(0.19)	$(0.56)

This pro forma amount was determined estimating the fair value of each option granted during the first 26 weeks of the respective fiscal year on its grant date, using the Black-Scholes option-pricing model. In the 26-week period ended March 28, 2004, assumptions of no dividend yield, risk-free interest rates ranging from 2.16% to 2.38% which approximate the Federal Reserve Board’s rate for treasuries at the time granted, expected lives of one to two years, and volatility rates of approximately 70% were applied. In the 26-week period ended March 30, 2003, assumptions of no dividend yield, risk-free interest rates ranging from 1.98% to 2.10% which approximate the Federal Reserve Board’s rates for treasuries at the time granted, an expected life of three years, and volatility rate of 151.4% were applied. There were no option grants by subsidiaries during the 26-week periods ended March 28, 2004 and March 30, 2003. Options to purchase 780,000 shares of the Company’s common stock, with an weighted average exercise price of $3.44 per share, were granted during the 26-week period ended March 28, 2004 with a weighted average fair value of $1.34 per share issuable upon exercise of options. Options to purchase 918,500 shares of the Company’s common stock, with a weighted average exercise price of $1.22 per share, were granted during the 26-week period ended March 30, 2003 with a weighted average fair value of $0.99 per share issuable upon exercise of options.

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

Long-Lived Assets. The Company continually monitors events or changes in circumstances that could indicate that the carrying amount of long-lived assets to be held and used, including goodwill and intangible assets, may not be recoverable. The determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. When impairment is indicated for a long-lived asset, the amount of impairment loss is the excess of net book value over fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Management believes no indications of impairment existed at March 28, 2004.

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

Note 2 – Common Stock and Common Stock Warrants

During the 26-week period ended March 28, 2004, the Company issued an aggregate of 2,900,800 shares of common stock and warrants to purchase 250,000 shares of common stock in various transactions. Of this amount, 2,234,100 shares and all of the warrants were issued for cash, realizing aggregate gross proceeds of $3,709,500. Operating expenses of the Company were settled by issuing 500,000 shares in the amount of $650,000, and 166,700 shares were issued pursuant to conversions of preferred stock. These transactions are separately discussed below.

Cash Transactions

Of the 2,234,100 shares issued for cash, 1,000,000 shares of common stock were issued in December 2003 for gross proceeds of $1,750,000. In connection with this issuance, five-year warrants to purchase 250,000 shares of common stock at the exercise price of $2.20 per share were also issued. Additionally, 715,900 shares were issued for gross proceeds of $1,358,900 pursuant to the exercise of warrants during the 26-week period ended March 28, 2004. Finally, 518,200 shares were issued as a result of the exercise of options during the same 26-week period, realizing gross proceeds of $600,600.

Non-Cash Transaction to Settle Operating Expenses

The 500,000 shares of common stock issued during the 26-week period ended March 28, 2004 to settle operating expenses of the Company were issued in November 2003 to effectuate a $650,000 non-cash contribution to the Company’s retirement plan for fiscal 2004. Of this contribution, $355,800 has been expensed through March 28, 2004 and the $294,200 balance is expected to be amortized and realized during the balance of fiscal 2004. The value of this non-cash issuance of common stock was based on the closing sales price of the Company’s common stock on the date that the contribution was authorized.

Conversion of Preferred Stock

In December 2003, the Company issued 166,700 shares of its common stock pursuant to the conversion of 2,083 shares of Series E convertible preferred stock (See Note 4). With these issuances, all shares of Series E convertible preferred stock have been converted.

Repricing of Warrants

In December 2003 and pursuant to their terms, the exercise price of warrants previously issued to accredited investors to purchase approximately 605,800 shares of common stock was reduced from $1.97 per share to $1.75 per share. The incremental fair value of this modification, based on the Black-Scholes option-pricing model, was calculated to be approximately $96,900. Immediately after December 28, 2003, as a result of the Company’s revenues for the 13-week period ended December 28, 2003 being less than $3.5 million, the exercise price of these warrants that were then unexercised was further reduced to $1.20 per share for warrants to purchase approximately 134,600 shares of common stock and to $1.00 per share for warrants to purchase approximately 355,800 shares of common stock. The incremental fair value of this modification, based on the Black-Scholes option-pricing model, was calculated to be approximately $322,600. Because the aforementioned warrants were originally issued as part of an equity offering, these repricings do not currently affect stockholders’ equity or results of operations.

Note 3 – Stock Option Plans and Employee Retirement Plan

At the Company’s Annual Meeting in March 2004, stockholders approved an amendment to the Company’s 2003 Stock Incentive Plan (the “2003 Plan”) increasing the number of shares of common stock issuable pursuant to options or restricted stock grants under the 2003 Plan from an aggregate of 1,500,000 shares to an aggregate of 2,400,000 shares. Under the 2003 Plan, options and restricted stock may be granted to the Company’s employees, directors and bona fide consultants.

In November 2003, the Board of Directors authorized a contribution to the Company’s retirement plan, the Employee Stock Bonus Plan (“ESBP”), in the amount of $650,000, which represented a contribution for fiscal 2004. This contribution is approximately 9.3% of the Company’s expected gross salary and wages for fiscal 2004. Historically, the Company has made contributions of 10% or more of gross salary and wages in each fiscal year. It is contemplated that the Board of Directors will make an additional contribution to the ESBP later in fiscal 2004 to achieve at least this historical level once expected gross salary and wages for fiscal 2004 are known more precisely. As has been the Company’s practice, the $650,000 contribution for fiscal 2004 was made in shares of the Company’s common stock valued at the closing sales price of the Company’s common stock on the date that the contribution was authorized by the Board of Directors. Of the fiscal 2004 contribution, $355,800 was amortized in the 26-week period ended March 28, 2004. The $294,200 portion of the fiscal 2004 contribution that had not been amortized at March 28, 2004 has been recorded as a prepaid ESBP contribution in equity and will be amortized over the remaining quarters of fiscal 2004. Pursuant to the ESBP provision, vesting requirements are met as services are performed and fulfilled at each fiscal year end.

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

In connection with this financing, the Company issued a three-year warrant to purchase shares of the Company’s common stock at an exercise price of $2.04 per share, the volume weighted average trading price of the Company’s common stock for the five trading days prior to the date of this transaction (the “commitment date”). The number of shares of the Company’s common stock issuable pursuant to the warrant was 250,000, and the warrant was exercisable on or after February 6, 2004, 60 days after the date all of the convertible preferred stock has been converted into shares of the Company’s common stock. The warrant was exercised in February 2004, realizing gross proceeds of $510,000 to the Company. The fair value of the warrant, calculated using the Black-Scholes option-pricing model, was $342,500.

At the commitment date, the beneficial conversion amount related to the convertible preferred stock was $842,900. This represented the difference between the $1,856,000 fair value of the 800,000 shares of common stock issuable pursuant to the convertible preferred stock on the commitment date and the $1,013,100 portion of the gross proceeds allocated to the common stock conversion option. The Company recorded a charge to Accumulated Deficit and a credit to Paid-in Capital at the commitment date in the amount of this beneficial conversion feature. Since the Series E stock has been fully converted, $1,013,100 has been split between common stock and Paid-in Capital at March 28, 2004.

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

The charge to Accumulated Deficit for the beneficial conversion option was in effect a non-cash, imputed dividend to the preferred shareholders. The dividend was fully recognized at the commitment date because the preferred stock was convertible into common stock at the commitment date. The dividend affected the calculation of basic earnings per share and diluted earnings per share during the 26-week period ended March 30, 2003, but did not affect those calculations in the 26-week period ended March 28, 2004. (See Note 5).

Note 5 – Loss per Share

As the Company had a net loss for the 13-week and 26-week periods ended March 28, 2004 and March 30, 2003, basic and diluted net loss per common share are the same. Net loss applicable to common stockholders for the 13-week and 26-week periods ended March 30, 2003 includes $77,400 and $920,300, respectively, for the non-cash imputed dividends related to the beneficial conversion feature on the Series E stock (See Note 4).

Basic and diluted net loss per common share for the 13-week and 26-week periods ended March 28, 2004 and March 30, 2003 were calculated as follows:

	For the 13 Weeks Ended		For the 26 Weeks Ended
	March 28, 2004	March 30, 2003	March 28, 2004	March 30, 2003
	(Unaudited)		(Unaudited)
Net loss	$(1,611,600)	$(2,027,700)	$(2,509,400)	$(2,721,400)
Imputed dividend on Series E stock issued	—	(77,400)	—	(920,300)

Net loss attributable to common stockholders	$(1,611,600)	$(2,105,100)	$(2,509,400)	$(3,641,700)

Basic and diluted net loss per share	$(0.11)	$(0.28)	$(0.17)	$(0.49)

Weighted average number of common shares outstanding	15,265,500	7,614,700	14,557,700	7,410,600

Excluded from the computation of diluted loss per common share was the maximum number of shares issuable pursuant to outstanding stock options, warrants and convertible preferred stock in the amounts of 4,213,500 and 4,782,900 shares of common stock as of March 28, 2004 and March 30, 2003, respectively, because the Company had a loss from operations for both periods presented and to include the representative share increments would be anti-dilutive.

Note 6 – Inventories, Net

Inventories, net consist of the following:

	March 28, 2004	September 28, 2003
	(Unaudited)
Work in process	$4,090,200	$4,132,400
Finished goods	92,300	74,700

	$4,182,500	$4,207,100
Less reserve for obsolete inventory	(3,318,000)	(3,275,000)

	$864,500	$932,100

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

	For the 13 Weeks Ended		For the 26 Weeks Ended
	March 28, 2004	March 30, 2003	March 28, 2004	March 30, 2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Contract research and development revenue	$2,295,900	$1,620,300	$4,770,000	$6,200,900
Cost of contract research and development revenue	1,767,000	1,506,700	3,160,600	5,128,000

Gross profit	$528,900	$113,600	$1,609,400	$1,072,900

Product sales	$115,100	$848,200	$1,054,800	$1,447,500
Cost of product sales	214,600	753,800	1,280,800	1,360,400

Gross profit	$(99,500)	$94,400	$(226,000)	$87,100

The major customers for the Company’s research and development business segment in the 26-week period ended March 28, 2004 were agencies and laboratories of the U.S. government, which accounted for an aggregate of approximately 80% of the Company’s total revenues. The major customer for the Company’s product business segment in the 26-week period ended March 28, 2004 was L-3 Communications, a government contractor, which accounted for approximately 11% of the Company’s total revenues and 61% of product sales.

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

In January 2004, the lead plaintiffs and defendants entered into a memorandum of understanding to settle the litigation for a monetary payment, without any admission as to the merits of the position of either the defendants or plaintiffs in this action. The amount of the proposed settlement payment, $3.5 million, is within the Company’s insurance coverage limits and, if the settlement is approved and consummated, will be paid entirely by the Company’s insurance carrier. In March 2004, the Court preliminarily approved the settlement agreement and scheduled a Settlement Hearing for June 7, 2004 to make a final ruling on the proposed settlement.

Although the Company continues to believe that it has meritorious defenses to the plaintiffs’ allegations, the existence of a settlement proposal within insurance policy limits caused the Company to agree to the settlement proposal to mitigate the costs and risks of the litigation. Failure by the Company to obtain a favorable resolution of claims set forth in the second amended complaint could have a material adverse effect on the Company’s business, results of operations and financial condition. Currently, the amount of such material adverse effect cannot reasonably be estimated. Because of that uncertainty and the existence of the settlement agreement, the accompanying consolidated financial statements do not include an accrual for potential losses, if any, related to these claims. (See Part II, Item 1. Legal Proceedings).

Note 11 – Patents and Trademarks, Net

The Company’s intangible assets consist of patents and trademarks related to the Company’s various technologies, 98% of which represent patents. Capitalized costs include amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of patent and trademark applications. These assets are amortized on a straight-line method over their estimated useful life of ten years. The Company reviews these intangible assets for impairment when and if impairment indicators occur in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Management believes no indications of impairment existed as of March 28, 2004.

Patents and trademarks at March 28, 2004 and September 28, 2003 are as follows:

	March 28, 2004	September 28, 2003
	(Unaudited)
Patents and trademarks	$985,200	$902,300
Less accumulated amortization	(243,100)	(194,900)

Patents and trademarks, net	$742,100	$707,400

The amortization expense for the 26-week period ended March 28, 2004 was $49,700. The unamortized balance of patents and trademarks is estimated to be amortized over the balance of this fiscal year and the next five fiscal years thereafter as follows:

For the fiscal year	Estimated Amortization Expense
2004 (remainder of year)	$49,700
2005	$97,800
2006	$97,800
2007	$97,800
2008	$97,800
2009	$97,800

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains forward-looking statements regarding Irvine Sensors which include, but are not limited to, statements concerning projected revenues, expenses, gross profit and income, market acceptance of products, the competitive nature of our business and markets, the success and timing of new product introductions and commercialization of our technologies, product qualification requirements of our customers, the need for additional capital, and the outcome of pending litigation. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “estimates,” “should,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Such factors include, but are not limited to the following:

•	our ability to introduce new products, gain broad market acceptance for such products and ramp up manufacturing in a timely manner, or at all;

•	our ability to secure additional production contracts or research and development contracts;

•	our ability to obtain expected and timely procurements resulting from existing contracts;

•	the pace at which new markets develop;

•	the response of competitors, many of whom are bigger and better financed than us;

•	our ability to successfully execute our business plan and control costs and expenses;

•	the availability of additional financing;

•	our ability to establish strategic partnerships to develop our business;

•	our limited market capitalization;

•	general economic and political instability and terrorist activities; and

•	those additional factors which are listed under the section “Risk Factors” at the end of Item 2 of this report.

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

We have historically derived a substantial majority of our total revenues from government-funded research and development rather than from product sales. We are continuing to seek such revenues and believe that we will continue to achieve material revenues from such sources. However, we are currently concentrating our marketing efforts on government programs that we believe have potential to lead to production contracts, which we believe to be more profitable than funded research and development contracts. We are also attempting to increase our revenues from product sales by the introduction of products with commercial applications, in particular stacked computer memory chips. We are currently transitioning into a new generation of such products, with a view to achieving increased sales of such products in the second half of fiscal 2004, but we cannot assure you that we will be able to complete development or successfully launch any such products on a timely basis if at all. We use contract manufacturers to produce these products, and all of our current operations occur at a single, leased facility in Costa Mesa, California.

In the past, we have had separate operating segments, including our subsidiaries, which were separately managed, with independent product development, marketing and distribution systems. However, during fiscal 2003, we consolidated all of our operations to more effectively use our administrative, marketing and engineering resources and to reduce expenses. None of our subsidiaries presently account for more than 10% of our consolidated revenues or consolidated assets or have separate employees. We expect to report our operating results and financial condition in fiscal 2004 segmented only between our research and development business and our product business. (See Note 7 to the consolidated financial statements).

Critical Accounting Policies

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. As such, management is required to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The significant accounting policies that are most critical to aid in fully understanding and evaluating reported financial results include the following:

Revenue Recognition. Our consolidated revenues during the first 26 weeks of fiscal 2004 were primarily derived from contracts to develop prototypes and provide research, development, design, testing and evaluation of complex detection and control defense systems. Our research and development contracts are usually cost plus a fixed fee, which require our good faith performance of a statement of work within overall budgetary constraints, or fixed price with billing entitlements based on level of effort expended. For such research and development contracts, revenues are recognized as we incur costs and include applicable fees or profits primarily in the proportion that costs incurred bear to estimated final costs. Upon the initiation of each such contract, a detailed cost budget is established for direct labor, material and subcontract support based on our proposal and the required scope of the contract as may have been modified by negotiation with the customer, usually a U.S. government agency or prime contractor. A program manager is assigned to secure the needed labor, material and subcontract in the program budget to achieve the stated goals of the contract and to manage the deployment of those resources against the program plan. Our accounting department collects the direct labor, material and invoiced subcontract charges for each program on a weekly basis and provides such information to the respective program managers and the senior operating management of the Company.

The program managers review and report the performance of their contracts against the respective program plans with our senior operating management, including the President and the Chief Executive Officer, on a monthly basis. These reviews are summarized in the form of ETCs. If an ETC indicates a potential overrun against budgeted program resources, it is the responsibility of the program manager to re-plan the program in a manner consistent with customer objectives to eliminate such overrun and to secure necessary customer agreement to such re-plan. To mitigate the financial risk of such re-planning, we attempt to negotiate the deliverable requirements of our research and development contracts to allow as much flexibility as possible in technical outcomes. Given the inherent technical uncertainty involved in R&D contracts, in which new technology is being invented, explored or enhanced, such contractual latitude is frequently achievable. When re-planning does not appear possible within program budgets and customer budgetary enhancement is not available, senior management makes a judgment as to whether we plan to supplement the customer budget with company funds or whether the program statement of work will require the additional resources to be expended to meet contractual obligations. If either determination is made, a provision for contract overrun is accrued based on the most recent ETC of the particular program.

We provide for anticipated losses on contracts by a charge to income during the period in which a loss is first identified. We adjust the accrual for contract losses quarterly based on the review of outstanding contracts. Upon completion of the contracts, any associated accrual of anticipated loss is discharged accordingly. Costs and estimated earnings in excess of billings under government contracts are accounted for as unbilled revenues on uncompleted contracts. Unbilled revenues on uncompleted contracts and advanced billings on contracts are stated at estimated realizable value.

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

We analyze each of the relevant factors to determine its impact, individually and collectively with other factors, on the revenue to be recognized for any particular contract with a customer. Management is required to make judgments regarding the significance of each factor in applying the revenue recognition standards, as well as whether or not each factor complies with such standards. Any misjudgment or error by management in its evaluation of the factors and the application of the standards could have a material adverse affect on our future operating results.

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

Costs on long-term contracts and programs in progress represent recoverable costs incurred. The marketing of our research and development contracts involves the identification and pursuit of specific government budgets and programs. We are frequently involved in the pursuit of a specific anticipated contract that is a follow-on or related to an existing contract. We often determine that it is probable that a subsequent award will be successfully received, particularly if we can demonstrate continued progress against anticipated technical goals of the projected new program while the government goes through its lengthy process required to allocate funds and award contracts. Accordingly, from time-to-time, we capitalize material, labor and overhead costs expected to be recovered from a probable new contract. Due to the uncertain timing of new or follow-on research and development contracts, we maintain significant reserves for this inventory to avoid overstating its value. We have adopted this practice because we are typically able to more fully recover such costs under the provisions of government contracts by direct billing of inventory rather than by seeking recovery of such costs through permitted indirect rates.

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

Results of Operations

Revenues

Contract revenue consists of proceeds realized from funded research and development contracts, largely from U.S. government customers and government contractors. Our contract revenue for the 13-week period ended March 28, 2004 was $2,295,900, an increase of $675,600, or 42%, from the $1,620,300 of contract revenue realized in the 13-week period ended March 30, 2003. This increase reflected new government contract awards received earlier in the current fiscal year than was the case in fiscal 2003. For the first half of fiscal 2004, the 26-week period ended March 28, 2004, our contract revenue was $4,770,000, a decrease of $1,430,900, or 23%, from $6,200,900 for the 26-week period ended March 30, 2003. This 26-week decrease in contract revenue was primarily attributable to the substantial completion by the middle of fiscal 2003 of the aggregate $9.6 million Jigsaw contract received in May 2002 that, due to accelerated schedule requirements, produced contract revenue of approximately $4.5 million in the 26-weeks ended March 30, 2003. No comparably scheduled large contract award was included in the mix of funded research and development contracts that we had underway during the 26-weeks ended March 28, 2004. However, we have recently received new or add-on research and development contracts which have resulted in an aggregate value of $9.4 million of such awards in fiscal 2004, and also have received notice of additional pending contracts, virtually all of which we anticipate will be performed in fiscal years 2004 and 2005.

Product sales are largely comprised of revenues derived from sales of proprietary chips, modules, stacked chip products and chip stacking services. Our product sales for the 13-week period ended March 28, 2004 were $115,100, a decrease of $733,100, or 86%, compared to product sales of $848,200 for the 13-week period ended March 30, 2003. Product sales for the 26-week period ended March 28, 2004 were $1,054,800, a $392,700, or 27%, reduction from $1,447,500 of product sales in the 26 weeks ended March 30, 2003. The 13-week reduction consisted of a decline of $413,600 in sales of our chip and module products, largely those intended for use as wireless infrared transceivers in products made by Palm Computing, and a decline of $319,600 in sales of our stacked memory products, as contrasted to the sales of those products in the comparable 13-week period last year. The 26-week reduction consisted of a decline of $766,800 in sales of our chip and module products, offset by an increase of $374,100 in sales of our stacked memory products, as contrasted to the sales of those products in the comparable 26-week period last year. The decline in sales of our wireless infrared transceivers was a continuation of a trend that has been in effect since 2001, reflecting overall softness of market demand for hand-held organizers and changing product requirements. We are seeking to qualify a new generation of wireless infrared transceiver products to address possible improvements in market demand for such products and other applications, but we cannot guarantee the success of our efforts or the reactions of potential customers to such products. Sales of chips and modules accounted for approximately 2% of our total revenues in the 26-week period ended March 28, 2004 and less than 1% of our total revenues in the 13-week period ended March 28, 2004.

Unlike the decline in sales of wireless infrared transceivers, we do not believe that the variances in sales of our stacked memory products during the 13-week and 26-week periods ended March 28, 2004, as contrasted to the comparable periods last year, was the result of a market trend. Rather we believe the decline was primarily the result of the timing of orders from an original equipment manufacturer (“OEM”), L-3 Communications, that is presently the largest customer of our stacked memory products. In the 26-week period ended March 28, 2004, L-3 Communications was a material customer, accounting for approximately 11% of our total revenues and approximately 61% of our product sales. All other customers of our stacked chip products and stacking services accounted for an aggregate of approximately 5% of our total revenues during the 26-week period ended March 28, 2004. L-3 Communications uses our stacked memory products in solid state data recorders that are sold to government customers upon the placement of intermittent block orders, rather than being sold continuously through distribution channels. Accordingly, our sales of our present generation of stacked memory products tend to occur in surges that reflect the timing of orders received by L-3 Communications for its solid-state data recorders. No such surge occurred in the 13-week period ended March 28, 2004, but there was a block order that affected the first 13-weeks of fiscal 2004, resulting in the aggregate increase in the sale of such products for the 26-week period ended March 28, 2004. In the comparable periods of fiscal 2003, L-3 Communications was not a material customer. We are presently qualifying new stacked memory products intended to broaden our customer base, increase our product sales and establish a more continuous demand for our products. However, we will not be able to assess the potential success of this initiative until later in fiscal 2004, after potential customers have evaluated and qualified our new products for possible use in their applications.

In the 13-week and 26-week periods ended March 28, 2004, we also received $14,800 and $41,300, respectively, in royalty revenues related to our stacked memory products and one of our chip products. This compared to $19,000 and $36,100, respectively, in royalty revenues in the comparable 13-week and 26-week periods of fiscal 2003. The variances in both the 13-week and 26-week periods were largely the result of the timing of orders received by our licensee for stacked memory products, which is another OEM that services the market for government solid-state data recorders and which we believe is subject to similar timing fluctuations as L-3 Communications.

Our total revenues for both the 13-week and 26-week periods ended March 28, 2004 declined from the comparable 13-week and 26-week periods last year. The quarterly decline was relatively modest, a reduction of $61,700, or approximately 3%, from total revenue of $2,487,500 in the period ended March 30, 2003 to $2,425,800 in the period ended March 28, 2004, largely reflecting the improvement in contract research and development revenue in the first 26 weeks of fiscal 2004 that nearly offset the decline in product sales. The half-year decline was more substantial, a reduction of $1,818,400, or approximately 24%, from total revenue of $7,684,500 in the 26-week period ended March 30, 3003 to $5,866,100 in the 26-week period ended March 28, 2004, reflecting the presence of the large Jigsaw contract in the first half of fiscal 2003 and the absence of a comparable research contract in the first half of fiscal 2004. Based on recent awards of new and add-on research and development contracts and notices of additional pending government contract awards, we anticipate that our contract research and development revenue will continue to represent a majority of our total revenues for the remainder of fiscal 2004. However, we have a number of new stacked memory product offerings that we are qualifying for potential sale in the second half of fiscal 2004. The length and success of such qualification programs are inherently uncertain. If sales result from these qualification programs, which is an outcome that we cannot guarantee, the contribution to our total revenues from product sales would likely increase.

Cost of Revenues

Our cost of contract research and development revenue for the 13-week period ended March 28, 2004 was $1,767,000, which represented an increase of $260,300, or 17%, as compared to $1,506,700 for the 13-week period ended March 30, 2003. Cost of contract revenue for the 26-week period ended March 28, 2004 was $3,160,600, which represented a decrease of $1,967,400, or 38%, as compared to $5,128,000 for the 26-week period ended March 30, 2003. Both of these comparisons were proportional improvements in fiscal 2004 from the respective changes experienced in contract research and development revenue. This was due to the terms of the $9.6 million Jigsaw contract entered into in May 2002, which provided us with limited margins on two large subcontracts that we issued under that program. These subcontracts were substantially completed in the 13-week period ended March 30, 2003. Accordingly, our cost recovery on our government contracts was substantially improved in the first half of fiscal 2004 compared to the first half of fiscal 2003. Cost of contract revenues as a percent of contract revenues decreased from 93% and 83% in the 13-week and 26-week periods ended March 30, 2003, respectively, to 77% and 66% in the 13-week and 26-week periods ended March 28, 2004, respectively, largely because of the elimination of these two large, lower margin subcontracts in the current year periods.

Cost of product sales for the 13-weeks ended March 28, 2004 was $214,600, a decrease of $539,200, or 72%, from $753,800 for the 13-week period ended March 30, 2003. The cost of product sales for the 26-week period ended March 28, 2004 was $1,280,800, a decrease of $79,600, or 6%, from $1,360,400 for the 26-week period ended March 30, 2003. The costs of product sales were disproportionately higher than the respective decreases in product sales largely because of the market-entry pricing in the fiscal 2004 26-week period of commercial stacked memory products that are not expected to yield positive margins until volumes increase and we can realize manufacturing efficiencies. Cost of product sales as a percentage of product sales increased from 89% and 94%, respectively, for the 13-weeks and 26-weeks ended March 30, 2003 to 186% and 121%, respectively, for the 13-weeks and 26-weeks ended March 28, 2004, reflecting the impact of these market-entry prices.

General and Administrative Expense

General and administrative expense for the 13-week and 26-week periods ended March 28, 2004 was $1,485,000, or 61% of total revenue, and $2,778,400, or 47% of total revenue, respectively. These figures compared to general and administrative expense of $1,535,700, or 62% of total revenue, and $3,047,100, or 40% of total revenue, respectively, for the 13-week and 26-week periods ended March 30, 2003. The current fiscal year figures were reductions of $50,700, or 3%, and $268,700, or 9%, respectively, compared to the prior year 13-week and 26-week periods ended March 30, 2003. Unlike last year, in which we were able to realize substantial labor and labor-related reductions of general and administrative expense from the comparable periods of fiscal 2002 due to downsizing and integration of our support operations, our reductions in general and administrative expense in the first 26-weeks of fiscal 2004 were largely a result of redeployment of some of our labor expenses to revenue production and continuing efforts to control costs and realize operating efficiencies across all general and administrative functions. Almost all categories of general and administrative expense exhibited modest reductions in the 26-week period ended March 30, 2004 as compared to the 26-week period ended March 30, 2003.

Research and Development Expense

Our research and development expense for the 13-week period ended March 28, 2004 was $547,500, representing a reduction of $96,600, or 15%, from the $644,100 of research and development expense for the 13-week period ended March 30, 2003. However, for the aggregate 26-week period ended March 28, 2004, research and development expense increased $358,100, or 48%, to $1,097,300 from $739,200 for the 26-week period ended March 30, 2003. The second quarter reduction in research and development expense, combined with the 26-week increase for the fiscal 2004 periods, was primarily due to the unusual pattern of such expense in the fiscal 2003 periods. In the first quarter of fiscal 2003, our direct labor force was heavily utilized on the large Jigsaw contract, leaving few labor hours available for internally funded research and development. By the second quarter of fiscal 2003, the Jigsaw contract was largely completed, and substantial labor resources became available for internally funded research and development, increasing such expense to levels more consistent with our historical practice. To date in fiscal 2004, we have not experienced demands placed on our direct labor resources comparable to the Jigsaw contract, so both the first and second quarters of fiscal 2004 have been more consistent with our historical experience. As a result of our recently awarded new research and development contracts, we anticipate that the utilization of our direct labor force for funded contract work may increase for the foreseeable future. If that occurs, we expect a corresponding reduction in our internally funded research and development expense. Research and development expense represented approximately 23% of our total revenues for the 13-week period ended March 28, 2004, compared to approximately 26% of our total revenues for the 13-weeks ended March 30, 2003. For the 26-week period ended March 28, 2004, research and development expense represented approximately 19% of total revenue as compared to approximately 10% for the 26-week period ended March 30, 2003.

Interest and Other Expense/Income

Interest expense for the 13-week and 26-week periods ended March 28, 2004 was $11,900 and $45,000, respectively, which represented a decrease of $54,500 and $72,900, respectively, from $66,400 and $117,900, respectively, for the 13-week and 26-week periods ended March 30, 2003. These decreases were primarily due to the lessened requirement for the use of short-term contract receivables financing in the 13-week and 26-week periods ended March 28, 2004 because of our improved working capital position in the current year fiscal periods.

In the 26-week period ended March 28, 2004, $6,800 of expense was incurred due to the abandonment of two foreign patents that we deemed no longer applicable to our business plans. Although no directly comparable expense occurred in the 26-week period ended March 30, 2003, an expense of $5,800 was incurred during that fiscal 2003 period due to losses on the disposal of equipment.

We received $400 of interest or other income in the 26-week period ended March 28, 2004, a decrease from the $4,700 of interest or other income received in the 26-week period ended March 30, 2003. The fiscal 2003 interest or other income included a non-recurring refund of excess taxes in the amount of $4,600. No comparable refund was received in the fiscal 2004 period.

Liquidity and Capital Resources

At March 28, 2004, we had consolidated cash and cash equivalents of $521,200, which represented a decrease of $645,600 from $1,166,800 as of September 28, 2003, with the decrease largely the result of our net loss experienced in the 26-weeks ended March 28, 2004. Despite that reduction, our working capital at March 28, 2004 was $1,278,300, an increase of $1,539,700 from our negative working capital of $(261,400) at September 28, 2003. This increase in working capital was largely the result of cash proceeds from our December 2003 financing and recent warrant and option exercises as discussed below. Our working capital for both the first and second quarters of fiscal 2004 was positive, a marked departure from the quarterly and annual periods ended between March 2001 and September 2003 in which our working capital was negative. Because of this increase in working capital, and if our operating results justify, we may consider further reducing our use of receivables financing in the balance of fiscal 2004 in order to reduce interest expense.

Beyond absorbing the immediate cash effects of our $2,509,400 net loss, our largest additional operational use of cash in the 26-week period ended March 28, 2004 was the increase in our accounts receivable and our unbilled revenues on uncompleted contracts, sometimes referred to as unbilled receivables because they represent amounts to which we have incurred costs entitling us to bill in the future. In the aggregate, these two factors increased by $856,400 in the 26-week period ended March 28, 2004, largely reflecting growth in our contract research and development revenue, some of which was in the form of new contracts on which we incurred billable costs during the period, but were not authorized to bill until late in the 26-week period ended March 28, 2004 or subsequent to the end of that period. In contrast, these two factors decreased by $1,226,800 in the comparable 26 weeks of fiscal 2003, reflecting the sharp decline in contract research and development revenue during the second 13 weeks of that prior year period. We also used $373,300 of cash due to a decrease in advance billings on uncompleted contracts, largely a result of expenses that we incurred during the period to ship infrared cameras for which we had been allowed to bill early according to the terms of certain research and development contracts. In addition, the timing of deliveries to L-3 Communications in the 26-week period ended March 28, 2004 resulted in $226,700 of revenues in the period for which we received no cash, having previously received the cash in the form of deferred revenues. We will remain sensitive to such liquidity fluctuations as long as our product sales are primarily to customers such as L-3 Communications, who place orders in somewhat unpredictable blocks. We also experienced a use of working capital during the 26-week period ended March 28, 2004 amounting to $310,300 due to reductions in our accrued loss on contracts, which improved our operating results with no corresponding infusion of cash. We used some of our positive working capital during the 26-week period ended March 28, 2004 to reduce our accounts payable and accrued expenses by $455,400, thereby improving the aging of these balance sheet items. Offsetting these and other less significant uses of cash in the period were the non-cash expenses of $764,700 for depreciation and amortization and $355,800 for amortization of our employee retirement plan contribution that was made in the form of common stock. These factors, aggregating $1,120,500 in the fiscal 2004 first half ended March 28, 2004, are expected to continue at such approximate levels for the foreseeable future. The corresponding aggregation of expenses in the fiscal 2003 first half ended March 30, 2003 was $1,029,900. Other less significant sources of cash combined with the above factors to produce $3,591,800 net operational use of cash for the 26-week period ended March 28, 2004 compared to $1,106,400 of such net use of cash for the 26-week period ended March 30, 2003.

We used $682,200 of net cash for investing activities in the first 26 weeks of fiscal 2004, consisting of $610,000 of capital equipment expenditures, $91,200 for acquisition of patents and $19,000 for distribution of restricted cash previously held for the benefit of a retired employee. The investments in capital equipment included approximately $184,700 in specialized design software and $337,900 of additional construction in progress for equipment. At March 28, 2004, approximately 94% of our construction in progress is related to our current research and development contract business, although a material portion may also have future applicability in our product business. We expect to place a substantial portion of this construction in progress in service during fiscal 2004. Except for lease agreements for the acquisition of capital equipment, we had no other material capital commitments as of March 28, 2004.

At March 28, 2004, a tabular summary of our contractual obligations is as follows:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$—	$—	$—	$—	$—
Capital lease obligations	122,400	42,200	69,300	10,900	—
Operating lease obligations	2,587,100	629,000	1,685,000	273,100	—
Purchase obligations	—	—	—	—	—
Other long-term liabilities reflected on the balance sheet	—	—	—	—	—

TOTAL	$2,709,500	$671,200	$1,754,300	$284,000	$—

During the first 26 weeks of fiscal 2003, we used $458,900 for capital equipment and facility expenditures, an amount that was $151,000 less than the corresponding period of fiscal 2004, and $112,300 for acquisition of patents, an amount that was $21,100 more than the current year period. In the case of the capital equipment and facility expenditures, this decline reflected the normal scheduling variability of a different mixture of projects in the respective years. In the case of the patent expense variance, however, the reduction in the fiscal 2004 period reflected a change in our patent preparation procedures involving greater use of internal counsel to reduce legal expenses. The fiscal 2003 period expenditures were offset by the liquidation of a $400,000 certificate of deposit that had been used to secure a line of credit for Novalog that was cancelled in October 2003. As a result, we used only $171,200 of cash for investing activities during the first 26 weeks of fiscal 2003, as opposed to the $682,200 of cash use from investing activities that we experienced in the first 26 weeks of fiscal 2004.

During the first half of fiscal 2004, we generated net cash of $3,628,400 from financing activities. The largest component of this cash provision was the $1,959,500 of proceeds realized from the exercise of warrants and options, presumably because of an increase in the market price of our stock during the 26 weeks ended March 28, 2004. Only $17,200 of comparable proceeds were received in the 26-week period ended March 30, 2003. At March 28, 2004, we had 1,127,900 exercisable warrants and 1,639,200 exercisable options with exercise prices of $2.25 per share or less. The closing market price of our common stock on the Nasdaq SmallCap Market on March 5, 2004 was $3.00 per share. If this market price is sustained or enhanced during the remainder of fiscal 2004, these outstanding “in-the-money” warrants and options may become a significant contributor to our liquidity through their exercise. In addition to the warrant and option exercises, we received $1,690,500 in net proceeds from a private placement of our common stock and warrants in December 2003. If we are presented with opportunities or requirements involving financing needs in the future that are greater than the amount that might be satisfied by warrant and option exercises, then we would likely seek supplemental equity financing involving the issuance of common stock and warrants as we have in the past.

At March 28, 2004, our funded backlog was approximately $2.0 million compared to approximately $3.2 million at September 28, 2003 and $1.4 million at March 30, 2003. We also had approximately $4.4 million of unfunded backlog at March 28, 2004, a substantial portion of which we expect to be funded in the balance of fiscal 2004. Furthermore, we have been advised of additional government contract awards that we expect to receive in fiscal 2004 periods subsequent to March 28, 2004, although we cannot assure you of such potential contract awards until actually received.

Contracts with government agencies may be suspended or terminated by the government at any time, subject to certain conditions. Similar termination provisions are typically included in agreements with prime contractors. We have experienced early termination of our contracts on only a few occasions, but current world tensions and related military funding requirements could impact government contracts and spending in an unpredictable manner. We cannot guarantee that we will not experience suspensions or terminations in the future. Any such suspension or termination, if material, could cause a disruption of our revenue stream, could adversely affect our results of operations and could result in employee lay-offs.

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

We have historically generated substantial losses, which, if continued, could make it difficult to fund our operations or successfully execute our business plan, and could adversely affect our stock price. Since our inception, we have generated net losses in most of our fiscal periods. We experienced net losses of approximately $2,509,400 for the 26-week period ended March 28, 2004, $6.3 million for the fiscal year ended September 28, 2003, $6.0 million for the fiscal year ended September 29, 2002 and $14.6 million for the fiscal year ended September 30, 2001. In recent years, much of our losses were incurred as a result of our significant investments in our development stage operating subsidiaries or their related technologies. While we have significantly reduced our investment in our subsidiaries and their technologies and consolidated our operations with a corresponding reduction in our net losses, we cannot assure you that we will be able to achieve or sustain profitability on a quarterly or annual basis in the future. In addition, because a large portion of our expenses are fixed, we generally are unable to reduce expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. For example, we experienced contract delays in the fiscal year ended September 28, 2003 that resulted in unanticipated additional operating expenses to keep personnel on staff while the contracts were pending with no corresponding revenues. Such factors could cause us to continue to experience net losses in future periods, which will make it difficult to fund our operations and achieve our business plan, and could cause the market price of our common stock to decline.

We will need to raise additional capital in the future, and additional funds may not be available on terms that are acceptable to us, or at all. In addition to our significant net losses in recent periods, we have experienced negative cash flows from operations in the amount of approximately $3.6 million for the 26-week period ended March 28, 2004, approximately $3.8 million for the fiscal year ended September 28, 2003, approximately $1.4 million for the fiscal year ended September 29, 2002 and approximately $10.2 million for the fiscal year ended September 30, 2001. As a result of these significant losses, we have historically funded our operations through multiple equity financings, and to a lesser extent through receivable financing. We anticipate that we will continue to rely on such funding, when required, for at least the foreseeable future. We engaged in various financing transactions in fiscal years 2003, 2002 and 2001, raising aggregate net proceeds of approximately $12.2 million. When combined with various non-cash transactions to retire payables and expenses and the sale and conversion of convertible preferred stock, the amount of common stock we issued in that three fiscal year period exceeded 10.6 million shares, resulting in significant dilution to our existing stockholders.

At March 28, 2004, we had consolidated working capital of approximately $1.3 million, only the second fiscal period (after the immediately preceding quarter) that we have reported positive working capital since December 2000. However, we cannot guarantee that we will be able to generate sufficient funds from our operations to meet our working capital needs. In addition, our current growth plans require certain equipment, facility and product development expenditures that cannot be funded solely from cash generated from operations unless and until our current liabilities are substantially retired. Accordingly, we anticipate that we may need to raise additional capital in the future. We cannot assure you that any additional capital will be available on a timely basis, on acceptable terms, or at all. Future financings may require stockholder approval, which may not be obtainable. If we are not able to obtain additional capital in the near future, our business, financial condition and results of operations will be materially and adversely affected.

We anticipate that our capital requirements will depend on many factors, including:

•	our ability to procure additional production contracts or government research and development contracts;

•	our ability to control costs;

•	our ability to commercialize our technologies and achieve broad market acceptance for such technologies;

•	the timing of payments and reimbursements from government and other contracts;

•	research and development funding requirements and required investments in our subsidiaries;

•	increased sales and marketing expenses;

•	technological advancements and competitors’ response to our products;
•	capital improvements to new and existing facilities;

•	our relationships with customers and suppliers; and
•	general economic conditions including the effects of the continuing economic slowdown, the slump in the semiconductor market, acts of war and the current international conflicts.

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

If we are not able to commercialize our technology, we may not be able to increase our revenues or achieve or sustain profitability. Since commencing operations, we have developed technology, principally under government research contracts, for various defense-based applications. Contract research and development revenue accounted for approximately 69% of our total revenues for the fiscal year ended September 29, 2002, approximately 82% of our total revenues for the fiscal year ended September 28, 2003 and approximately 81% of our total revenues for the 26-week period ended March 28, 2004. However, since our margins on government contracts are generally limited, and our revenues from such contracts are tied to government budget cycles and influenced by numerous political and economic factors beyond our control, and are subject to our ability to win additional contracts, our long-term prospects of realizing significant returns from our technology or achieving and maintaining profitability will likely also require penetration of commercial markets. In prior years, we have made significant investments to commercialize our technologies without significant success. These efforts included the purchase and later shut down of the IBM cubing line, the formation of the Novalog, MSI, Silicon Film, RedHawk and iNetWorks subsidiaries and the development of various stacked-memory products intended for military, aerospace and commercial markets. While these changes have developed new revenue sources, they have not yet resulted in consolidated profitability to date, and a majority of our total revenues for the fiscal years ended September 29, 2002 and September 28, 2003 were still generated from contract research and development. Only our Novalog subsidiary has experienced periods of profitability, and that subsidiary is not currently profitable primarily due to the decline in the sales of its products for use in personal digital assistants, the largest historical end use application of Novalog’s products. We are currently focusing on introducing a line of stacked memory products incorporating Ball Grid Array, or BGA, attachment technology because we believe emerging commercial demand exists for such products. We are currently dedicating significant development resources and funding to pursue the commercialization of our BGA stacking technology, a process that involves technical risk. If our perceptions about market demand are incorrect or we fail to successfully complete development, introduce and achieve market penetration for these products, our total revenues will not be sufficient to fully absorb our present indirect expenses and achieve profitability. We cannot assure you that our BGA products or our other current or contemplated products will achieve broad market acceptance in commercial marketplaces, and if they do not, our business, results of operations and financial condition will be materially and adversely affected.

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

Our government-funded research and development business depends on a limited number of customers, and if any of these customers terminate or reduce their contracts with us, or if we cannot obtain additional government contracts in the future, our revenues will decline and our results of operations will be adversely affected. For fiscal 2003, our revenue from government agencies was dominated by the U.S. Army, which accounted for approximately 49% of our total revenues, largely due to the effects of the $9.6 million Jigsaw contract awarded in the third quarter of fiscal 2002. The only other government agency that accounted for more than 10% of our total revenues in fiscal 2003 was the Defense Advanced Research Projects Agency, otherwise known as DARPA, which accounted for approximately 16% of our total revenues in fiscal 2003. For our first half of fiscal 2004, the 26-week period ended March 28, 2004, approximately 22% of our total revenues were realized from contracts with the U.S. Army and 31% were realized from contracts with DARPA. We also received approximately 11% of our total revenues in that period from L-3 Communications, a government contractor. Although we ultimately plan to shift our focus to include the commercialization of our technology, we expect to continue to be dependent upon research and development contracts with federal agencies and their contractors for a substantial portion of our revenues for the foreseeable future. Our dependency on a few contract sources increases the risks of disruption in this area of our business or significant fluctuations in quarterly revenue, either of which could adversely affect our consolidated revenues and results of operations.

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

Some of our government contracts are also subject to termination or renegotiation at the convenience of the government, which could result in a large decline in revenue in any given quarter. Although government contracts have provisions providing for the reimbursement of costs associated with termination, the termination of a material contract at a time when our funded backlog does not permit redeployment of our staff could result in reductions of employees. In April 1999, we experienced the termination of one of our contracts, but this termination did not result in the non-recovery of costs or layoff of employees. We also have had to reduce our staff from time-to-time because of fluctuations in our funded government contract base. In addition, the timing of payments from government contracts is also subject to significant fluctuation and potential delay, depending on the government agency involved. Any such delay could result in a temporary shortage in our working capital. Since nearly 70% of our total revenues in fiscal 2002, approximately 83% of our total revenues in fiscal 2003 and approximately 80% of our total revenues in the 26-week period ended March 28, 2004 were derived directly or indirectly from government contracts, these risks can significantly affect our business, results of operations and financial condition.

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

Significant sales of our common stock in the public market will cause our stock price to fall. As of March 28, 2004, we had approximately 15.8 million shares of common stock outstanding, most of which were freely tradable, other than restrictions imposed upon our affiliates. The average trading volume of our shares in March 2004, however, was only approximately 318,200 shares per day. Accordingly, the freely tradable shares are significantly greater in number than the daily average trading volume of our shares. If the holders of the freely tradable shares were to sell a significant amount of our common stock in the public market, the market price of our common stock would likely decline. If we raise additional capital in the future through the sale of shares of our common stock to private investors, we may agree to register these shares for resale on a Form S-3 registration statement as we have done in the past. Upon registration, these additional shares would become freely tradable once sold in the public market, and, assuming the prospectus delivery and other requirement were met by the purchaser, which, if significant in amount, could further adversely affect the market price of our common stock.

Our stock price could decline because of the potentially dilutive effect of recent and future financings. At March 28, 2004, we had approximately 15.8 million shares of common stock outstanding as compared to approximately 12.9 million outstanding at March 30 2003, resulting in dilution to our existing stockholders. In our fiscal quarter ended June 29, 2003, we sold approximately 769,200 shares of our common stock for net proceeds of approximately $961,800 and agreed to sell an additional 750,000 common shares and warrants to purchase 200,000 common shares for net proceeds of approximately $951,100, a transaction that we consummated early in our fiscal quarter ended September 28, 2003. Also in our fourth fiscal quarter, we sold 1,211,570 shares of our common stock and warrants to purchase up to 690,695 common shares for net proceeds of approximately $1.4 million. In December 2003, we sold an additional 1.0 million shares of our common stock and five-year warrants to purchase up to 250,000 shares of our common stock for an exercise price of $2.20 per share in a private placement for net proceeds of approximately $1.7 million. Any additional equity financings in the future could also result in dilution to our stockholders.

Our common stock may be delisted from the Nasdaq SmallCap Market if our stock price declines further or if we cannot maintain Nasdaq’s listing requirements. In such case, the market for your shares may be limited, and it may be difficult for you to sell your shares at an acceptable price, if at all. Our common stock is currently listed on the Nasdaq SmallCap Market. Among other requirements, to maintain this listing, our common stock must continue to trade above $1.00 per share. In July 2001, our stock had failed to meet this criterion for over 30 consecutive trading days. As a result, in accordance with Marketplace Rule 4310(c)(8)(B), we were notified by Nasdaq that we had 90 calendar days or until October 2001 to regain compliance with this Rule by reestablishing a sales price of $1.00 per share or greater for ten consecutive trading days. To regain compliance, we sought and received approval from our stockholders to effect a 1-for-20 reverse split of our common stock that became effective in September 2001, resulting in recompliance by the Nasdaq deadline. However, subsequent to the reverse split, our common stock has, at various times, traded close to or below the $1.00 per share minimum standard, and we cannot assure you that the sales price of our common stock will continue to meet Nasdaq’s minimum listing standards. At April 29, 2004, the closing sales price of our common stock on the Nasdaq SmallCap Market was $3.04 per share.

In addition to the price requirement, we must also meet at least one of the three following additional standards to maintain our Nasdaq listing: (1) maintenance of stockholders’ equity at $2.5 million or greater, (2) maintenance of our market capitalization in excess of $35 million as measured by market prices for trades executed on Nasdaq, or (3) net income from continuing operations of $500,000 in the latest fiscal year or two of the last three fiscal years. In July 2001, Nasdaq notified us that we were deficient with respect to all of these additional standards based on our financial statements as of April 1, 2001. In August 2001, Nasdaq advised us that, based on updated information, we had reestablished compliance with the $35 million market capitalization standard. However, the subsequent decline in the price of our common stock resulted in another deficiency notice from Nasdaq in August 2001. At that time, we did not comply with either the market capitalization standard or the stockholders’ equity standard. However, based solely on improvements in our stockholders’ equity resulting from the net gain of approximately $0.9 million realized from the discontinuance of operations of our Silicon Film subsidiary in September 2001, we were able to meet the minimum stockholders’ equity standard and reestablish compliance in November 2001. As of

March 28, 2004, we had stockholders’ equity of approximately $5.9 million and a market capitalization of approximately $43.9 million. Although we are currently in compliance with Nasdaq’s listing maintenance requirements, we cannot assure you that we will be able to maintain our compliance with these requirements in the future. If we fail to meet these or other listing requirements, our common stock could be delisted, which would eliminate the primary market for your shares of common stock. As a result, you may not be able to sell your shares at an acceptable price, if at all. In addition, such delisting may make it more difficult for us to raise additional capital in the future since we may no longer qualify to register shares for resale on a Form S-3 registration statement.

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

If we are not able to adequately protect or enforce our patent or other intellectual property rights, our ability to compete in our target markets could be materially and adversely affected. We believe that our success will depend, in part, on the strength of our existing patent protection and the additional patent protection that we may acquire in the future. As of March 28, 2004, we held 48 U.S. patents and 15 foreign patents and had other patent applications pending before the U.S. Patent and Trademark Office as well in as various foreign jurisdictions. It is possible that any existing patents or future patents, if any, could be challenged, invalidated or circumvented, and any right granted under these patents may not provide us with meaningful protection from competition. Despite our precautions, it may be possible for a third party to copy or otherwise obtain and use our products, services or technology without authorization, to develop similar technology independently or to design around our patents. In addition, we treat technical data as confidential and generally rely on internal nondisclosure safeguards, including confidentiality agreements with employees, and on laws protecting trade secrets, to protect proprietary information. We cannot assure you that these measures will adequately protect the confidentiality of our proprietary information or that others will not independently develop products or technology that are equivalent or superior to ours.

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

We are defendants in a class-action stockholders lawsuit, an unfavorable outcome of which could harm our ability to continue our operations, and the defense of which has also substantially increased our operating expenses and diverted our resources. We have been sued in a securities class action by certain stockholders who allege that we made false and misleading statements about the prospects of our Silicon Film subsidiary during the period January 6, 2000 to September 15, 2001, inclusive. The complaint asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and SEC Rule 10b-5, and seeks damages of an unspecified amount. Although we believe that we have meritorious defenses to the allegations in this lawsuit, there are uncertainties and risks associated with any litigation. While we have entered into a settlement agreement with counsel for plaintiffs that involves a monetary payment to the plaintiffs of $3.5 million to be paid from insurance policy proceeds, which payment has been preliminarily approved by the Court, the Court has not yet made a final ruling on the proposed settlement. If the Court does not issue a final approval of this settlement or if other procedural matters are not satisfied, the litigation could proceed, along with its attendant risks. As a result of this lawsuit, our legal expenses increased by $250,000 in fiscal 2002, which satisfied the threshold requirement for retention under our directors and officers insurance policy with the result that our fiscal 2003 legal expenses for the defense of this lawsuit were born by our insurance carrier. If the negotiated settlement is not approved, it is possible that the costs of, or any judgment against us, in such lawsuit could exceed the policy limits of our insurance policy. In addition, this litigation process is placing an increasing demand on our personnel, diverting such resources from other, more productive activities. Moreover, the outcome of any litigation is inherently uncertain, and we may not be able to satisfy an unfavorable outcome in this litigation, which could cause us to discontinue our operations.

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

(a) Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in timely alerting them to the material information related to us (or our consolidated subsidiaries) required to be included in the reports we file or submit under the Exchange Act.

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

In January 2004, the lead plaintiffs and defendants entered into a memorandum of understanding to settle the litigation for a monetary payment, without admissions as to the merits of either defendants’ or plaintiffs’ position. The amount of the proposed settlement payment, $3.5 million, is within the Company’s insurance coverage limits and, if the settlement is approved and consummated, will be paid entirely by the Company’s insurance carrier. In March 2004, the Court preliminarily approved the settlement agreement and scheduled a Settlement Hearing for June 7, 2004 to make a final ruling on the proposed settlement.

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

None.

Item 4.	Submission of Matters to a Vote of Security Holders

(a) The 2004 Annual Meeting of Stockholders of the Company was held on March 2, 2004.

(b) At the 2004 Annual Meeting of Stockholders, the stockholders elected each of the following seven nominees as directors, to serve on the Company’s Board of Directors until the Company’s next Annual Meeting of Stockholders or until their successors are duly elected and qualified. The vote for each director was as follows:

Nominee	Affirmative Votes	Votes Withheld
Mel R. Brashears	11,993,615	198,294
Robert G. Richards	12,087,651	104,258
John C. Carson	12,083,737	108,172
Joseph Carleone	12,087,562	104,347
Marc Dumont	12,083,802	108,107
Thomas M. Kelly	12,087,549	104,360
Clifford Pike	12,086,377	105,532

(c) The Company’s stockholders were asked to approve an amendment to the Irvine Sensors Corporation 2003 Stock Incentive Plan adding 900,000 shares of common stock issuable under the Plan, thereby raising the aggregate number of shares of common stock issuable under the Plan to 2,400,000 shares. This proposal was approved in accordance with the following vote of stockholders:

Votes For	Votes Against	Abstentions	Broker Non-Votes
5,455,919	419,801	68,245	9,328,284

(d) The Company’s stockholders were asked to ratify the Company’s appointment of Grant Thornton LLP as the independent auditors of the Company for the fiscal year ending October 3, 2004. This proposal was approved in accordance with the following vote of stockholders:

Votes For	Votes Against	Abstentions
12,125,354	25,728	15,267

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits.

10.1	Modification P00002 to Government Contract MDA972-03-C-0052, effective 17 February 2004.

10.2	Subcontract Agreement 4400087423, effective March 19, 2004.

10.3	Irvine Sensors Corporation 2003 Stock Incentive Plan, as amended March 3, 2004, incorporated by reference to Registrant’s Definitive Proxy Statement on Schedule 14-A for its 2004 Annual Meeting of Stockholders, filed January 26, 2004.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

On February 11, 2004, the Company filed a current report on Form 8-K to report the Company’s operating results for the fiscal quarter ended December 28, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2004	Irvine Sensors Corporation (Registrant)

	By:	/s/ JOHN J. STUART, JR.

John J. Stuart, Jr. Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

10.1	Modification P00002 to Government Contract MDA972-03-C-0052, effective 17 February 2004.

10.2	Subcontract Agreement 4400087423, effective March 19, 2004.

10.3	Irvine Sensors Corporation 2003 Stock Incentive Plan, as amended March 3, 2004, incorporated by reference to Registrant’s Definitive Proxy Statement on Schedule 14-A for its 2004 Annual Meeting of Stockholders, filed January 26, 2004.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.