Form 10-Q
period 2004-06-27
IRVINE SENSORS CORP/DE/
filed 2004-08-09
CIK 357108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2004

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

3001 Red Hill Avenue,

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

As of August 2, 2004, there were 17,781,262 shares of common stock outstanding.

IRVINE SENSORS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL PERIOD ENDED JUNE 27, 2004

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

IRVINE SENSORS CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 27, 2004	September 28, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,271,800	$1,166,800
Restricted cash	35,200	54,200
Accounts receivable, net of allowance for doubtful accounts of $10,000 and $57,700, respectively	685,600	443,500
Unbilled revenues on uncompleted contracts	1,345,300	598,100
Inventory, net	1,178,800	932,100
Other current assets	69,900	48,500

Total current assets	6,586,600	3,243,200
Equipment, furniture and fixtures, net	4,499,900	4,417,600
Patents and trademarks, net	729,300	707,400
Deposits	87,600	87,400

Total assets	$11,903,400	$8,455,600

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,401,300	$1,620,600
Accrued expenses	886,600	806,100
Accrued loss on contracts	40,600	358,500
Advance billings on uncompleted contracts	40,700	437,000
Deferred revenue	28,100	251,700
Capital lease obligations – current portion	93,700	30,700

Total current liabilities	2,491,000	3,504,600
Capital lease obligations, less current portion	165,200	34,700
Minority interest in consolidated subsidiaries	424,300	431,500

Total liabilities	3,080,500	3,970,800

Commitments and contingencies	—	—
Stockholders’ Equity:
Preferred stock, $0.01 par value, 500,000 shares authorized;
Series E convertible preferred stock, 0 and 2,083 shares outstanding	—	—
Common stock, $0.01 par value, 80,000,000 shares authorized; 17,644,500 and 12,947,700 shares issued and outstanding	176,400	129,500
Common stock warrants; 1,508,100 and 2,065,600 warrants outstanding	—	—
Unamortized employee stock bonus plan contribution	(109,400)	—
Common stock held by Rabbi Trust	(250,000)	(250,000)
Deferred compensation liability	250,000	250,000
Paid-in capital	117,945,500	110,315,500
Accumulated deficit	(109,189,600)	(105,960,200)

Total stockholders’ equity	8,822,900	4,484,800

	$11,903,400	$8,455,600

See Accompanying Condensed Notes to Consolidated Financial Statements.

IRVINE SENSORS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Revenues:
Contract research and development revenue	$3,257,000	$2,054,300	$8,027,000	$8,255,200
Product sales	281,300	341,500	1,336,100	1,789,000
Other revenue	4,300	900	45,600	37,000

Total revenues	3,542,600	2,396,700	9,408,700	10,081,200

Costs and expenses:
Cost of contract research and development revenue	2,048,200	1,262,800	5,208,800	6,390,800
Cost of product sales	280,900	448,000	1,561,700	1,808,400
General and administrative expense	1,496,000	1,311,300	4,274,400	4,358,400
Research and development expense	397,200	783,000	1,494,500	1,522,200

Total costs and expenses	4,222,300	3,805,100	12,539,400	14,079,800

Loss from operations	(679,700)	(1,408,400)	(3,130,700)	(3,998,600)
Interest expense	(30,700)	(20,400)	(75,700)	(138,300)
Loss on disposal of assets	(9,600)	(233,000)	(16,400)	(238,800)
Interest and other income	800	100	1,200	4,800

Loss before minority interest and provision for income taxes	(719,200)	(1,661,700)	(3,221,600)	(4,370,900)
Minority interest in loss of subsidiaries	1,400	3,000	7,200	4,900
Provision for income taxes	(2,200)	(1,300)	(15,000)	(15,400)

Net loss	(720,000)	(1,660,000)	(3,229,400)	(4,381,400)

Imputed dividend on Series E stock issued	—	(92,800)	—	(1,013,100)

Net loss applicable to common stockholders	$(720,000)	$(1,752,800)	$(3,229,400)	$(5,394,500)

Basic and diluted net loss per common share (Note 5)	$(0.05)	$(0.20)	$(0.21)	$(0.67)

Weighted average number of shares outstanding	15,945,800	8,827,900	15,085,300	8,104,000

See Accompanying Condensed Notes to Consolidated Financial Statements.

IRVINE SENSORS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	39 Weeks Ended
	June 27, 2004	June 29, 2003
Cash flows from operating activities:
Net loss	$(3,229,400)	$(4,381,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,240,500	1,038,700
Provision for obsolete inventory	42,900	—
Non-cash compensation	—	111,100
Accrued interest on marketable securities	—	(200)
Loss on disposal of assets	16,400	239,000
Noncash employee retirement plan contribution	540,600	491,300
Minority interest in net loss of subsidiaries	(7,200)	(4,900)
Common stock issued to pay operating expenses	—	299,700
(Increase) decrease in accounts receivable	(242,100)	1,204,300
(Increase) decrease in unbilled revenues on uncompleted contracts	(747,200)	342,600
Increase in inventory	(289,600)	(172,600)
(Increase) decrease in other current assets	(21,400)	22,100
(Increase) decrease in deposits	(200)	11,000
Decrease in accounts payable and accrued expenses	(138,800)	(1,882,200)
Decrease in accrued loss on contracts	(317,900)	(183,000)
Decrease in advance billings on uncompleted contracts	(396,300)	(20,400)
Increase (decrease) in deferred revenue	(223,600)	266,000

Total adjustments	(543,900)	1,762,500

Net cash used in operating activities	(3,773,300)	(2,618,900)

Cash flows from investing activities:
Capital facilities and equipment expenditures	(1,028,500)	(788,000)
Acquisition of patents	(109,100)	(145,200)
Decrease in restricted cash	19,000	—
Proceeds from liquidation of certificate of deposit	—	400,000

Net cash used in investing activities	(1,118,600)	(533,200)

Cash flows from financing activities:
Net proceeds from issuance of preferred stock and common stock warrants	—	1,046,100
Net proceeds from issuance of common stock and common stock warrants	4,187,900	1,709,200
Proceeds from options and warrants exercised	2,839,000	667,200
Payments on line of credit	—	(400,000)
Principal payments of notes payable	—	(150,000)
Principal payments of capital leases	(30,000)	(103,900)

Net cash provided by financing activities	6,996,900	2,768,600

Net increase (decrease) in cash and cash equivalents	2,105,000	(383,500)
Cash and cash equivalents at beginning of period	1,166,800	696,300

Cash and cash equivalents at end of period	$3,271,800	$312,800

Supplemental cash flow information:
Cash paid for interest	$67,700	$122,800

Noncash investing and financing activities:
Imputed dividend on Series E convertible preferred stock issued	$—	$1,013,100
Common stock issued to settle minority interests	—	27,800
Increase in common stock subscription receivable	—	1,050,000
Equipment financed with capital leases	223,500	—

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

The consolidated financial information as of June 27, 2004 and June 29, 2003 included herein is unaudited but includes all normal recurring adjustments which, in the opinion of management of the Company, are necessary to present fairly the consolidated financial position of the Company at June 27, 2004, the results of its operations for the 39-week periods ended June 27, 2004 and June 29, 2003, and its cash flows for the 39-week periods ended June 27, 2004 and June 29, 2003.

Summary of Significant Accounting Policies

Company Operations. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company had working capital of $4,095,600 at June 27, 2004, an increase of $4,357,000 in working capital since September 28, 2003. Despite the Company’s history of net losses, this outcome was achieved largely due to cash proceeds from the Company’s sales of its common stock and additional cash proceeds from the follow-on effects of prior equity financing - principally the exercise of warrants - that have allowed the Company to improve its working capital position even after using cash in its operations. Management believes, but cannot assure, that the Company will be able to raise additional working capital through equity financings, if required, to fund its operations for at least the next twelve months. The Company has recently received additional new government contract awards for the fiscal year ending October 3, 2004 (“fiscal 2004”) that management expects will contribute to cash flow in the balance of fiscal 2004 and the fiscal year ending October 1, 2005 (“fiscal 2005”).

Consolidation. The consolidated financial statements include the accounts of Irvine Sensors Corporation (“ISC”) and its subsidiaries, Novalog, Inc., MicroSensors, Inc. (“MSI”), RedHawk Vision, Inc., iNetWorks Corporation, 3D Microelectronics, Inc. and 3D Microsystems, Inc. 3D Microelectronics and 3D Microsystems are inactive wholly-owned subsidiaries and do not have any material assets, liabilities or operations. All significant intercompany transactions and accounts have been eliminated in the consolidation.

Fiscal Periods. The Company’s fiscal year ends on the Sunday closest to September 30. Fiscal 2003 (52 weeks) ended on September 28, 2003. Fiscal 2004, since it includes February of a leap year, will end on October 3, 2004 and will include 53 weeks. The Company’s third fiscal quarter and first 39 weeks of fiscal 2004 ended on June 27, 2004, and in similar manner, the third fiscal quarter and first 39 weeks of fiscal 2003 ended on June 29, 2003.

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

Estimated Costs to Complete and Accrued Loss on Contracts. The Company reviews and reports on the performance of its contracts against their respective plans. These reviews are summarized in the form of estimates of costs to complete the contracts (“ETCs”). If an ETC indicates a potential overrun against budgeted program resources, it is management’s responsibility to revise the program plan in a manner consistent with customer objectives to eliminate such overrun and to secure necessary customer agreement to such revision. To mitigate the financial risk of such re-planning, the Company attempts to negotiate the deliverable requirements of its R&D contracts to allow as much flexibility as possible in technical outcomes. When re-planning does not appear possible within program budgets, a provision for contract overrun is accrued based on the most recent ETC of the particular program.

During the 39 weeks ended June 27, 2004, the Company reduced its accrued loss on existing government contracts by $317,900. This reduction reflects a change in its estimate (excluding contingencies), which management believes more adequately reflects ETCs for the contracts based on their completion status, current and future technical requirements under the programs and the program managers’ increased level of accountability.

Revenues. The Company’s consolidated total revenues during the first 39 weeks of fiscal 2004 were primarily derived from contracts to develop prototypes and provide research, development, design, testing and evaluation of complex detection and control defense systems. The Company’s research and development contracts are usually cost plus fixed fee, which require the Company’s good faith performance of a statement of work within overall budgetary constraints, but with latitude as to resources utilized, or fixed price level of effort, which require the Company to deliver a specified number of labor hours in the performance of a statement of work. Revenues for such contracts are recognized as costs are incurred and include applicable fees or profits primarily in the proportion that costs incurred bear to estimated final costs. Costs and estimated earnings in excess of billings under government contracts are accounted for as unbilled revenues on uncompleted contracts. The Company provides for anticipated losses on contracts by a charge to income during the period in which a loss is first identified. The accrual for contract losses is adjusted quarterly based on review of outstanding contracts. Unbilled revenues on uncompleted contracts are stated at estimated realizable value.

United States government contract costs, including indirect costs, are subject to audit and adjustment by negotiations between the Company and government representatives. Indirect contract costs have been audited by government representatives through fiscal 2001. Contract revenues have been recorded in amounts that are expected to be realized upon final determination of allowable direct and indirect costs for the affected contracts.

The Company’s revenues from product sales are primarily derived from shipments of infrared transceiver chips and modules, capacitive readout chips and memory stack products. Sales of these products are generally priced in accordance with the Company’s established price list and are primarily made to Original Equipment Manufacturers (“OEMs”). Revenues are recorded when products are shipped. Terms are usually FOB shipping point. The Company generally provides a 90-day warranty on its infrared chip products, but has historically experienced minimal returns. RedHawk has licensed a shrink-wrapped software product that has also generated minimal returns. Other product sales have largely been for developmental and qualification use to date and have not been sold under formal warranty terms or with contractual price protection. Accordingly, the Company does not presently maintain any reserves for returns under warranty or post-shipment price adjustments.

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

Inventory. Product inventory is valued at the lower of cost or market. Cost is determined by the first-in, first-out method. Inventories are reviewed quarterly to determine salability and obsolescence. A reserve is established for slow moving and obsolete product inventory items. In addition, marketing of specific government budgets and programs is facilitated by the capitalization of material, labor and overhead costs that are recoverable under government research and development contracts. Due to the uncertain timing of such contract awards, the Company maintains significant reserves for this inventory to avoid overstating its value. (See Note 6).

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

Accounting for Stock-Based Compensation. The Company accounts for stock-based employee compensation as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and, has adopted Statement of Financial Accounting Standards (“SFAS”) 148, Accounting for Stock-Based Compensation - Transition and Disclosure (“SFAS 148”) that supercedes SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). SFAS 148 requires pro forma disclosures of net income and net income per share as if the fair value based method of accounting for stock-based awards had been applied for employee grants. It also requires disclosure of option status on a more prominent and frequent basis. The Company accounts for stock options and warrants issued to non-employees based on the fair value method. Under the fair value based method, compensation cost is recorded based on the value of the award at the measurement date and is recognized over the service period.

The exercise prices of the options granted during the 39-week period ended June 27, 2004 were equal to the closing price of the Company’s common stock on the Nasdaq Small Cap Market® at the date of grant.

Pursuant to SFAS 148, the Company is required to disclose the effects on the Company’s net loss and per share data as if the Company had elected to use the fair value approach to account for all of its employee stock-based compensation plans. Had the compensation cost for all of the Company’s option plans, including those of its subsidiaries, been determined using the fair value method, the compensation expense would have increased the Company’s net loss for the 13-week and 39-week periods ended June 27, 2004 and June 29, 2003 as shown below. (See also Note 5 for calculation of net loss applicable to common stockholders.)

	13 Weeks Ended		39 weeks Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
	(Unaudited)		(Unaudited)
Actual net loss	$(720,000)	$(1,660,000)	$(3,229,400)	$(4,381,400)
Pro forma compensation expense	(142,100)	(273,600)	(357,400)	(783,000)

Pro forma net loss	$(862,100)	$(1,933,600)	$(3,586,800)	$(5,164,400)

Actual net loss per share	$(0.05)	$(0.20)	$(0.21)	$(0.67)

Pro forma net loss per share	$(0.05)	$(0.23)	$(0.24)	$(0.76)

Pro forma compensation expense was calculated for each reported interim period by amortizing the estimated fair value of each stock option outstanding for any portion of such interim period over its expected life; the estimated fair value of stock options granted by the Company is determined using the Black-Scholes option pricing model. In using the Black-Scholes option pricing model for stock options granted during the 13-week and 39-week periods ended June 27, 2004, assumptions of no dividend yield, risk-free interest rates ranging from 2.16% to 3.10%, which approximate the Federal Reserve Board’s rate for treasuries at the time granted, expected lives of one to two years, and volatility rates of approximately 70% were applied. In using the Black-Scholes option pricing model for stock options granted during the 13-week and 39-week periods ended June 29, 2003, the Company applied the following assumptions: no dividend yield, risk-free interest rates ranging from 1.59% to 2.10%, which approximate the Federal Reserve Board’s rates for treasuries at the time granted, an expected life of three years, and volatility rates ranging from 77.5% to 151.4%. There were no option grants by subsidiaries during the 39-week periods ended June 27, 2004 and June 29, 2003. The Company granted options to purchase 1,196,700 shares of its common stock, with a weighted average exercise price of $3.24 per share, during the 39-week period ended June 27, 2004 with a weighted average fair value of $1.87 per share issuable upon exercise of such options. The Company granted options to purchase 976,800 shares of its common stock, with a weighted average exercise price of $1.24 per share, during the 39-week period ended June 29, 2003 with a weighted average fair value of $0.98 per share issuable upon exercise of such options.

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

Long-Lived Assets. The Company continually monitors events or changes in circumstances that could indicate that the carrying amount of long-lived assets to be held and used, including goodwill and intangible assets, may not be recoverable. The determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. When impairment is indicated for a long-lived asset, the amount of impairment loss is the excess of net book value over fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Management believes no indications of impairment existed at June 27, 2004.

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

Fair Value of Financial Instruments. The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable and payable, other current liabilities and capital lease obligations approximate fair value due to the short-term nature of these items or because interest rates approximate market rates currently available to the Company.

Reclassifications. Certain reclassifications have been made to the 2003 fiscal year interim financial statements to conform to the current year presentation.

Note 2 – Common Stock and Common Stock Warrants

During the 39-week period ended June 27, 2004, the Company issued an aggregate of 4,696,800 shares of common stock and warrants to purchase 623,300 shares of common stock in various transactions. Of this amount, 4,030,100 shares and all of the warrants were issued for cash, realizing aggregate gross proceeds of $7,339,000. The Company also issued 500,000 shares of its common stock as payment for $650,000 of its operating expenses, and 166,700 shares of its common stock in connection with conversions of preferred stock. These transactions are separately discussed below.

Cash Transactions

Of the 4,030,100 shares of the Company’s common stock that were issued for cash, 1,000,000 shares were issued in December 2003 for gross proceeds of $1,750,000. In connection with this issuance, five-year warrants to purchase 250,000 shares of common stock at the exercise price of $2.20 per share were also issued. Additionally, the Company issued 1,244,300 shares of its common stock for cash in June 2004 for gross proceeds of $2,750,000. In connection with the June issuance, five-year warrants to purchase 373,300 shares of common stock at the exercise price of $2.99 per share were also issued. Further, 1,152,800 shares were issued for gross proceeds of $2,119,500 pursuant to the exercise of warrants during the 39-week period ended June 27, 2004. Finally, 633,000 shares were issued as a result of the exercise of options during the same 39-week period, realizing gross proceeds of $719,500.

Non-Cash Transaction to Settle Operating Expenses

The 500,000 shares of common stock issued during the 39-week period ended June 27, 2004 to settle operating expenses of the Company were issued in November 2003 to effect a $650,000 non-cash contribution to the Company’s retirement plan for fiscal 2004. Of this contribution, $540,600 has been expensed through June 27, 2004 and the $109,400 balance is expected to be amortized and realized during the balance of fiscal 2004. The value of this non-cash issuance of common stock was based on the closing sales price of the Company’s common stock on the Nasdaq Small Cap Market on the date that the contribution was authorized.

Conversion of Preferred Stock

In December 2003, the Company issued 166,700 shares of its common stock in connection with the conversion of 2,083 shares of Series E convertible preferred stock (the “Series E Stock”) (See Note 4). With these issuances, all shares of Series E Stock have been converted.

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

Note 3 – Stock Option Plans and Employee Retirement Plan

At the Company’s Annual Stockholders Meeting in March 2004, the Company’s stockholders approved an amendment to the Company’s 2003 Stock Incentive Plan (the “2003 Plan”) increasing the number of shares of common stock issuable pursuant to options or restricted stock grants under the 2003 Plan from an aggregate of 1,500,000 shares to an aggregate of 2,400,000 shares. Under the 2003 Plan, options and restricted stock may be granted to the Company’s employees, directors and bona fide consultants.

In November 2003, the Board of Directors authorized a contribution to the Company’s retirement plan, the Employee Stock Bonus Plan (“ESBP”), in the amount of $650,000, which represented a contribution for fiscal 2004. This contribution is approximately 9% of the Company’s presently expected gross salary and wages for fiscal 2004. Historically, the Company has made contributions of 10% or more of gross salary and wages in each fiscal year. Subsequent to June 27, 2004, the Board of Directors contributed an additional $75,000 to achieve this approximate historical level. As has been the Company’s practice, both the $650,000 and $75,000 contributions for fiscal 2004 were made in shares of the Company’s common stock valued at the closing sales price of the Company’s common stock as reported by the Nasdaq Small Cap Market on the date that the contribution was authorized by the Board of Directors. Of the $650,000 fiscal 2004 contribution, $540,600 was amortized in the 39-week period ended June 27, 2004. The $109,400 portion of the $650,000 fiscal 2004 contribution that had not been amortized at June 27, 2004 has been recorded as a prepaid ESBP contribution in equity and will be amortized over the remaining quarter of fiscal 2004, as will the additional $75,000 contribution made subsequent to June 27, 2004. Pursuant to the ESBP provision, vesting requirements are met as services are performed and fulfilled at each fiscal year end.

Note 4 – Convertible Preferred Stock

In December 2002, the Company sold 10,000 shares of its Series E Stock at a purchase price of $120 per share, realizing gross proceeds of $1.2 million and net proceeds of approximately $1.0 million. Each share of Series E Stock was initially convertible into 100 shares of the Company’s common stock. The initial conversion was adjustable to 85% of the weighted average trading price of the Company’s common stock for the five consecutive trading days immediately preceding the conversion date(s) (the “conversion formula”); provided, however, that such conversion price could not be greater than $1.50 per common share or less than $.85 per common share. The Series E Stock was therefore initially convertible into between 800,000 and 1,411,765 shares of the Company’s common stock. From March 2003 through December 2003, all 10,000 shares of the Series E Stock were converted into an aggregate of 941,300 shares of the Company’s common stock.

In connection with this financing, the Company issued a three-year warrant to purchase shares of the Company’s common stock at an exercise price of $2.04 per share, the volume weighted average trading price of the Company’s common stock for the five trading days prior to the date of this transaction (the “commitment date”). The number of shares of the Company’s common stock issuable pursuant to the warrant was 250,000, and the warrant was exercisable on or after February 6, 2004, 60 days after the date all of the Series E Stock has been converted into shares of the Company’s common stock. The warrant was exercised in February 2004, realizing gross proceeds of $510,000 to the Company. The fair value of the warrant at the transaction date, calculated using the Black-Scholes option-pricing model, was $342,500.

At the commitment date, the beneficial conversion amount related to the Series E Stock was $842,900. This represented the difference between the $1,856,000 fair value of the 800,000 shares of common stock issuable pursuant to the convertible preferred stock on the commitment date and the $1,013,100 portion of the gross proceeds allocated to the common stock conversion option. The Company recorded a charge to Accumulated Deficit and a credit to Paid-in Capital at the commitment date in the amount of this beneficial conversion feature. Since the Series E Stock has been fully converted, $1,013,100 has been split between common stock and Paid-in Capital at June 27, 2004.

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

The charge to Accumulated Deficit for the beneficial conversion option was treated as a non-cash, imputed dividend to the preferred stockholders. This dividend was fully recognized at the commitment date because the preferred stock was convertible into common stock at the commitment date. The dividend affected the calculation of basic earnings per share and diluted earnings per share during the 39-week period ended June 29, 2003, but did not affect those calculations in the 39-week period ended June 27, 2004. (See Note 5).

Note 5 – Loss per Share

As the Company had a net loss for the 13-week and 39-week periods ended June 27, 2004 and June 29, 2003, basic and diluted net loss per common share are the same. Net loss applicable to common stockholders for the 13-week and 39-week periods ended June 29, 2003 includes $92,800 and $1,013,100, respectively, for the non-cash imputed dividends related to the beneficial conversion feature on the Series E stock (See Note 4).

Basic and diluted net loss per common share for the 13-week and 39-week periods ended June 27, 2004 and June 29, 2003 were calculated as follows:

	For the 13 Weeks Ended		For the 39 weeks Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
	(Unaudited)		(Unaudited)
Net loss	$(720,000)	$(1,660,000)	$(3,229,400)	$(4,381,400)
Imputed dividend on Series E stock issued	—	(92,800)	—	(1,013,100)

Net loss attributable to common stockholders	$(720,000)	$(1,752,800)	$(3,229,400)	$(5,394,500)

Basic and diluted net loss per share	$(0.05)	$(0.20)	$(0.21)	$(0.67)

Weighted average number of common shares outstanding	15,945,800	8,827,900	15,085,300	8,104,000

Excluded from the computation of diluted loss per common share was the maximum number of shares of common stock issuable pursuant to outstanding stock options and warrants exercisable at prices below the then current market price of the common stock as reported on the Nasdaq SmallCap Market and common stock issuable pursuant to convertible preferred stock in the aggregate amounts of 2,517,700 and 2,204,800 shares of common stock as of June 27, 2004 and June 29, 2003, respectively, because the Company had a loss from operations for both periods presented and to include the representative share increments would be anti-dilutive.

Note 6 – Inventories, Net

Inventories, net consist of the following:

	June 27, 2004	September 28, 2003
	(Unaudited)
Work in process	$4,406,300	$4,132,400
Finished goods	90,500	74,700

	$4,496,800	$4,207,100
Less reserve for obsolete inventory	(3,318,000)	(3,275,000)

	$1,178,800	$932,100

Title to all inventories remains with the Company until sold. Inventoried materials and costs relate to work in process on customers’ orders and on the Company’s generic module parts and memory stacks, which the Company anticipates it will sell to customers, including potential research and development contracts. Work in process includes amounts that may be sold as products or under contracts. Such inventoried costs are stated generally at the total of the direct production costs including overhead. Inventory valuations do not include general and administrative expenses. Inventories are reviewed quarterly to determine salability and obsolescence.

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

Note 7 – Reportable Segments and Major Customers

Beginning in fiscal 2004, pursuant to the Company’s reorganization of its operations to provide more effective access to its administrative, marketing and engineering resources across all sectors of its business and to reduce expenses, the Company began to manage its operations in two reportable segments, the contract research and development segment and the product segment. The Company’s management evaluates financial information to review the performance of the Company’s research and development contract business separately from the Company’s product business, but only to the extent of the revenues and cost of revenues shown in the following table. Because the various indirect expense operations of the Company, as well as its assets, now support all of its revenue-generating operations in a matrix manner, frequently in circumstances in which a distinction between research and development contract support and product support is difficult to identify, segregation of these indirect costs and assets is impracticable. Accordingly, the Company does not report information on its two business segments beyond that which is presented as follows:

	For the 13 Weeks Ended		For the 39 weeks Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
	(Unaudited)		(Unaudited)
Contract research and development revenue	$3,257,000	$2,054,300	$8,027,000	$8,255,200
Cost of contract research and development revenue	2,048,200	1,262,800	5,208,800	6,390,800

Gross profit	$1,208,800	$791,500	$2,818,200	$1,864,400

Product sales	$281,300	$341,500	$1,336,100	$1,789,000
Cost of product sales	280,900	448,000	1,561,700	1,808,400

Gross profit	$400	$(106,500)	$(225,600)	$(19,400)

The major customers for the Company’s research and development business segment in the 39-week period ended June 27, 2004 were all agencies or laboratories of the U.S. government or U.S. government contractors, which in the aggregate accounted for approximately 78% of the Company’s total revenues in that period. The major customer for the Company’s product business segment in the 39-week period ended June 27, 2004 was L-3 Communications, a government contractor, which accounted for approximately 9% of the Company’s total revenues and 60% of product sales in that period.

Note 8 – Patents and Trademarks, Net

The Company’s intangible assets consist of patents and trademarks related to the Company’s various technologies, 99% of which represent patents. Capitalized costs include amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of patent and trademark applications. These assets are amortized on a straight-line method over their estimated useful life of ten years. The Company reviews these intangible assets for impairment when and if impairment indicators occur in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Management believes no indications of impairment existed as of June 27, 2004.

Patents and trademarks at June 27, 2004 and September 28, 2003 are as follows:

	June 27, 2004	September 28, 2003
	(Unaudited)
Patents and trademarks	$990,500	$902,300
Less accumulated amortization	(261,200)	(194,900)

Patents and trademarks, net	$729,300	$707,400

The amortization expense for the 39-week period ended June 27, 2004 was $70,900. The unamortized balance of patents and trademarks is estimated to be amortized over the balance of this fiscal year and the next five fiscal years thereafter as follows:

For the fiscal year	Estimated Amortization Expense
2004 (remainder of year)	$24,600
2005	$98,400
2006	$98,400
2007	$98,400
2008	$98,400
2009	$98,400

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains forward-looking statements which include, but are not limited to, statements concerning projected revenues, expenses, gross profit and income, market acceptance of products, the competitive nature of our business and markets, the success and timing of new product introductions and commercialization of our technologies, product qualification requirements of our customers and the need for additional capital. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “estimates,” “should,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Such factors include, but are not limited to the following:

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

Except for fiscal years 1999 through 2001, when we realized significant commercial product sales of wireless infrared tranceivers, we have historically derived a substantial majority of our total revenues from government-funded research and development rather than from product sales. We are continuing to seek such revenues and believe that we will continue to achieve material revenues from such sources. However, we are currently concentrating our marketing efforts on government programs that we believe have potential to lead to production contracts, which we believe to be more profitable than funded research and development contracts. We are also attempting to increase our revenues from product sales by the introduction of new products with commercial applications, in particular stacked computer memory chips. We are currently transitioning into a new generation of such products, with a view to achieving increased sales of such products, but we cannot assure you that we will be able to complete development or successfully launch any such products on a timely basis if at all. We use contract manufacturers to produce these products, and all of our current operations occur at a single, leased facility in Costa Mesa, California.

In the past, we have had separate operating business units, including our subsidiaries, which were separately managed, with independent product development, marketing and distribution systems. However, during fiscal 2003, we consolidated all of our operations to more effectively use our administrative, marketing and engineering resources and to reduce expenses. None of our subsidiaries presently account for more than 10% of our total revenues or total assets or have separate employees. We have reported our operating results and financial condition in fiscal 2004 segmented only between our research and development business and our product business. (See Note 7 to the consolidated financial statements).

Critical Accounting Policies

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. As such, management is required to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The significant accounting policies that are most critical to aid in fully understanding and evaluating reported financial results include the following:

Revenue Recognition. Our consolidated revenues during the first 39 weeks of fiscal 2004 were primarily derived from contracts to develop prototypes and provide research, development, design, testing and evaluation of complex detection and control defense systems. Our research and development contracts are usually cost plus a fixed fee, which require our good faith performance of a statement of work within overall budgetary constraints, or fixed price with billing entitlements based on level of effort expended. For such research and development contracts, we recognize revenues as we incur costs and include applicable fees or profits primarily in the proportion that costs incurred bear to estimated final costs. Upon the initiation of each such contract, a detailed cost budget is established for direct labor, material and subcontract support based on our proposal and the required scope of the contract as may have been modified by negotiation with the customer, usually a U.S. government agency or prime contractor. A program manager is assigned to secure the needed labor, material and subcontract in the program budget to achieve the stated goals of the contract and to manage the deployment of those resources against the program plan. Our accounting department collects the direct labor, material and invoiced subcontract charges for each program on a weekly basis and provides such information to the respective program managers and the senior operating management of the Company.

The program managers review and report the performance of their contracts against the respective program plans with our senior operating management, including the President and the Chief Executive Officer, on a monthly basis. These reviews are summarized in the form of ETCs. If an ETC indicates a potential overrun against budgeted program resources, it is the responsibility of the program manager to revise the program plan in a manner consistent with customer objectives to eliminate such overrun and to secure necessary customer agreement to such revision. To mitigate the financial risk of such re-planning, we attempt to negotiate the deliverable requirements of our research and development contracts to allow as much flexibility as possible in technical outcomes. Given the inherent technical uncertainty involved in R&D contracts, in which new technology is being invented, explored or enhanced, such contractual latitude is frequently achievable. When re-planning does not appear possible within program budgets and customer budgetary enhancement is not available, senior management makes a judgment as to whether we plan to supplement the customer budget with company funds or whether the program statement of work will require the additional resources to be expended to meet contractual obligations. If either determination is made, a provision for contract overrun is accrued based on the most recent ETC of the particular program.

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

Costs on long-term contracts and programs in progress represent recoverable costs incurred. The marketing of our research and development contracts involves the identification and pursuit of specific government budgets and programs. We are frequently involved in the pursuit of a specific anticipated contract that is a follow-on or related to an existing contract. We often determine that it is probable that a subsequent award will be successfully received, particularly if we can demonstrate continued progress against anticipated technical goals of the projected new program while the government goes through its lengthy process required to allocate funds and award contracts. Accordingly, from time-to-time, we capitalize material, labor and overhead costs that we expect to recover from a probable new contract. Due to the uncertain timing of new or follow-on research and development contracts, we maintain significant reserves for this inventory to avoid overstating its value. We have adopted this practice because we are typically able to more fully recover such costs under the provisions of government contracts by direct billing of inventory rather than by seeking recovery of such costs through permitted indirect rates.

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

Results of Operations

Revenues

Our total revenues in the 13 and 39 week periods ended June 27, 2004 and June 29, 2003 were dominated by our contract research and development revenue as shown in the following table.

	For the 13 Weeks Ended		For the 39 weeks Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
	(Unaudited)		(Unaudited)
Contract research and development revenue	$3,257,000	$2,054,300	$8,027,000	$8,255,200
Percent of total revenues	91.9%	85.7%	85.3%	81.9%
Product sales	$281,300	$341,500	$1,336,100	$1,789,000
Percent of total revenues	7.9%	14.2%	14.2%	17.7%
Other revenue	$4,300	$900	$45,600	$37,000
Percent of total revenues	*	*	*	*
Total revenues	$3,542,600	$2,396,700	$9,408,700	$10,081,200

*	Less than 1% of total revenues

Contract revenue consists of proceeds realized from funded research and development contracts, largely from U.S. government customers and government contractors. Our contract revenue for the 13-week period ended June 27, 2004 was $3,257,000, an increase of $1,202,700, or 59%, from the $2,054,300 of contract revenue realized in the 13-week period ended June 29, 2003. However, for the 39-week period ended June 27, 2004, our contract revenue was $8,027,000, a decrease of $228,200, or 3%, from $8,255,200 for the 39-week period ended June 29, 2003. Both the 13-week increase and the relatively unchanged contract research and development revenues for the 39-week period are due to a different mix of contracts in the two fiscal years, which produced a corresponding difference in revenue distribution over the respective quarterly periods. In the first two quarters of fiscal 2003, we realized approximately $4.5 million in contract research and development revenue from a single large contract, the aggregate $9.6 million Jigsaw contract received in May 2002. However, revenues from this contract were only $215,100 in the 13-weeks ended June 29, 2003. No comparably scheduled large contract award was included in the mix of funded research and development contracts that we had underway during the 39-weeks ended June 27, 2004. As such, our total revenues in the fiscal 2004 periods were derived from a less concentrated contract base, resulting in less variation in the quarterly contract research and development revenue in the first three quarters of fiscal 2004 than in fiscal 2003. In the 39-weeks ended June 27, 2004, we have received new or add-on research and development contracts and notices of additional pending contracts with an aggregate value of over $20 million. We expect that a substantial portion of these new and pending contracts will be performed in the balance of fiscal 2004 and in fiscal 2005, resulting in increased annualized levels of contract research and development revenue over that which we experienced in fiscal 2003 and the 39 weeks ended June 27, 2004.

Product sales are largely comprised of revenues derived from sales of proprietary chips, modules, stacked chip products and chip stacking services. Our product sales for the 13-week period ended June 27, 2004 were $281,300, a decrease of $60,200, or 18%, compared to product sales of $341,500 for the 13-week period ended June 29, 2003. Product sales for the 39-week period ended June 27, 2004 were $1,336,100, a $452,900, or 25%, reduction from $1,789,000 of product sales in the 39 weeks ended June 29, 2003.

Both the 13-week and 39-week reductions in our product sales were largely the result of a further decline in sales of our chip and module products, largely those intended for use as wireless infrared transceivers in products made by PalmOne. Sales of our chips and module products declined $81,600 and $848,400 in the 13-week and 39-week periods of fiscal 2004 over the comparable periods of fiscal 2003. The decline in sales of our wireless infrared transceivers was a continuation of a trend that has been in effect since 2001, reflecting changing product requirements and an overall softness of market demand for hand-held organizers. We are seeking to qualify a new generation of wireless infrared transceiver products to address possible improvements in market demand for such products and other applications, but we cannot guarantee the success of our efforts or the reactions of potential customers to such products. Sales of chips and modules accounted for less than 2% of our total revenues in both the 13-week and 39-week periods ended June 27, 2004.

Sales of our other products, largely stacked memory products, increased $21,300 and $395,400, respectively, in the 13-week and 39-week periods ended June 27, 2004 over the comparable periods of fiscal 2003. We believe that these variances were primarily the result of the timing of orders from an

OEM, L-3 Communications, that is presently the largest customer of our stacked memory products. In the 39-week period ended June 27, 2004, L-3 Communications accounted for approximately 9% of our total revenues and approximately 60% of our product sales. All other customers of our stacked chip products and stacking services accounted for an aggregate of approximately 3% of our total revenues during the 39-week period ended June 27, 2004. L-3 Communications uses our stacked memory products in solid state data recorders that are sold to government customers upon the placement of intermittent block orders, rather than being sold continuously through distribution channels. Accordingly, our sales of our present generation of stacked memory products tend to occur in surges that reflect the timing of orders received by L-3 Communications for its solid-state data recorders. This effect was less pronounced in the 13-week and 39-week periods ended June 29, 2003 in which L-3 Communications accounted for only 6% and 5%, respectively, of our total revenues. We are presently in the process of qualifying new stacked memory products intended to broaden our customer base, increase our product sales and establish a more continuous demand for our products. However, we will not be able to assess the potential success of this initiative until after potential customers have evaluated and qualified our new products for possible use in their applications.

In the 13-week and 39-week periods ended June 27, 2004, we also received $4,300 and $45,600, respectively, in other revenue, with the largest component of such revenue being $36,300 of royalty revenue received in the current 39-week period, $33,500 of which was related to our stacked memory products and $2,800 of which was related to one of our chip and module products. Other revenue in the 39-week period ended also included $8,000 of equipment rental income, $3,000 of which was realized in the 13-week period ended June 27, 2004, and a $1,300 travel reimbursement from a customer in the 13-week period ended June 27, 2004. We received $900 and $37,000, respectively, in other revenue in the comparable 13-week and 39-week periods of fiscal 2003, again with the largest component being royalty revenue related to our stacked memory products. The variances in both the 13-week and 39-week periods were largely the result of the timing of orders received by our licensee for stacked memory products, which is another OEM that services the market for government solid-state data recorders and which we believe is subject to similar timing fluctuations as L-3 Communications.

Our total revenues for the 13-week ended June 27, 2004 were $3,542,600, an increase of $1,145,900, or 48%, over the comparable 13-week period of last year. On the other hand, our total revenues for the 39-week period ended June 27, 2004 were $9,408,700, a decline of $672,500, or 7%, from $10,081,200 of total revenues in the 39-week period ended June 29, 2003. The 13-week increase and the 39-week decrease in fiscal 2004 was similar to the pattern of variances in contract research and development revenue, reflecting the fact that contract and development revenue accounted for 92% and 85%, respectively, of our total revenues in the 13-week and 39-week periods ended June 27, 2004. Based on recent awards of new and add-on research and development contracts and notices of additional pending government contract awards, we anticipate that our contract research and development revenue will continue to represent a majority of our total revenues for the remainder of fiscal 2004. However, we have a number of new stacked memory product offerings that we are attempting to qualify for potential sale. The length and success of such qualification programs are inherently uncertain. If production sales result from these qualification programs, which is an outcome that we cannot guarantee, the contribution to our total revenues from product sales would likely increase.

Cost of Revenues

Our cost of contract research and development revenue for the 13-week period ended June 27, 2004 was $2,048,200, which represented an increase of $785,400, or 62%, as compared to $1,262,800 for the 13-week period ended June 29, 2003. Cost of contract revenue for the 39-week period ended June 27, 2004 was $5,208,800, which represented a decrease of $1,182,000, or 18%, as compared to $6,390,800 for the 39-week period ended June 29, 2003. Since most of our contract research and development revenue is derived from cost-plus-fixed fee contracts, the 13-week increase in cost of contract research and development revenue was substantially a reflection of the increase in such revenue during the 13-week period ended June 27, 2004. Similarly, the decrease in contract research and development revenue in the 39-week period ended June 27, 2004 also contributed to a decrease in the cost of such revenue.

The cost of contract research and development revenue for the 13-week and 39-week periods ended June 27, 2004 as a percentage of contract research and development revenue was approximately 63% and 65%, respectively, as compared to approximately 61% and 77%, respectively, for the 13-week and 39-week periods ended June 29, 2003. The fiscal 2003 period fluctuations were largely due to the terms of the $9.6 million Jigsaw contract entered into in May 2002, which provided us with limited margins on two large subcontracts that we issued under that program. These subcontracts substantially increased our costs as a percentage of revenue for our contract research and development revenue in the 39-weeks ended June 29, 2003, but not for the 13-weeks ended June 29, 2003 since that contract was substantially completed prior to that period. Absent the impact of this large contract and associated subcontracts, our cost recovery on our government contracts was substantially improved in the first 39 weeks of fiscal 2004 compared to the first 39 weeks of fiscal 2003.

Cost of product sales for the 13-weeks ended June 27, 2004 was $280,900, a decrease of $167,100, or 37%, from $448,000 for the 13-week period ended June 29, 2003. The cost of product sales for the 39-week period ended June 27, 2004 was $1,561,700, a decrease of $246,700, or 14%, from $1,808,400 for the 39-week period ended June 29, 2003. Costs of product sales as a percentage of product sales decreased from 131% to 100%, respectively, for the 13-week periods ended June 29, 2003 and June 27, 2004. However, costs of product sales as a percentage of product sales increased from 101% to 117%, respectively, for the 39-week periods ended June 29, 2003 and June 27, 2004. The 13-week decrease in the costs of product sales as a percentage of product sales was largely due to a different mix of products in the respective fiscal years. Our sales of chips and modules are made to customers in industries subject to strong competitive price pressure, and our gross margins on such products, particularly in mature configurations, are compressed accordingly. In the 13-week period ended June 27, 2003, sales of chips and modules accounted for approximately 37% of our product sales, but in the 13-week period ended June 27, 2004 sales of chips and modules accounted for only approximately 16% of our product sales, resulting in less price pressure on our aggregate mixture of product sales in the fiscal 2004 period and correspondingly improved aggregate product margins. This same changing product mix also affected the 39-week periods, with the percentage of chips and module sales as a percentage of product sales being approximately 55% in the 39-week period ended June 29, 2003, but only approximately 11% in the 39 weeks ended June 27, 2004. However, in the 39 week period ended June 27, 2004, the lower price pressure resulting from a smaller percentage of chips and module sales was more than offset by the higher costs associated with our introduction of new stacked memory products that are in the beginning stages of product manufacturing learning curves. Additionally, we are selling the qualification lots of our new stacked memory products at market-entry pricing that is not intended to fully cover our costs until higher volumes are realized.

General and Administrative Expense

General and administrative expense for the 13-week and 39-week periods ended June 27, 2004 was $1,496,000, or 42% of total revenue, and $4,274,400, or 45% of total revenue, respectively. These figures compared to general and administrative expense of $1,311,300, or 55% of total revenue, and $4,358,400, or 43% of total revenue, respectively, for the 13-week and 39-week periods ended June 29, 2003. The increase of $184,700, or 14%, in the 13-week period ended

June 27, 2004 compared to the 13-week period ended June 29, 2003, was somewhat less than the modest reductions in almost all categories of general and administrative expense realized in the first two quarterly periods of fiscal 2004, resulting in the fiscal 2004 39-week decrease of $84,000, or 2%, compared to the fiscal 2003 39-week period. Of the $184,700 increase in general and administrative expense in the 13-week period ended June 27, 2004, $150,100, or 81%, was the result of increased selling, marketing and bid and proposal expense intended to support the Company’s revenue growth objectives. Immediately subsequent to June 27, 2004, the Board authorized a fiscal 2004 contribution to the Company’s Non-Qualified Deferred Compensation Plan in the amount of $232,000, which was funded by a contribution of unregistered common stock, and which will be expensed as a general and administrative expense in the fourth fiscal quarter of fiscal 2004. This contribution compared to a $150,000 contribution to this Plan in the fourth fiscal quarter of fiscal 2003.

Research and Development Expense

Our research and development expense for the 13-week period ended June 27, 2004 was $397,200, representing a reduction of $385,800, or 49%, from the $783,000 of research and development expense for the 13-week period ended June 29, 2003. For the aggregate 39-week period ended June 27, 2004, research and development expense decreased $27,700, or 2%, to $1,494,500 from $1,522,200 for the 39-week period ended June 29, 2003. The greater percentage reduction in the 13-week period than the 39-week period is largely a result of comparison to the historically unusual pattern of our research and development expense in the fiscal 2003 periods. In the first quarter of fiscal 2003, our direct labor force was heavily utilized on the large Jigsaw contract, leaving few labor hours available for internally funded research and development. By the second quarter and thereafter of fiscal 2003, the Jigsaw contract was largely completed, and substantial labor resources became available for internally funded research and development, increasing such expense substantially. In fiscal 2004, we have not yet experienced demands placed on our direct labor resources comparable to the Jigsaw contract, so the 39 weeks of fiscal 2004 have involved a utilization of our labor resources for research and development expense that has been more even across the quarterly periods. However, as a result of our recently awarded new research and development contracts, we anticipate that the utilization of our direct labor force for funded contract work may increase for the foreseeable future. If that occurs, we expect a corresponding reduction in our internally funded research and development expense. Research and development expense represented approximately 11% of our total revenues for the 13-week period ended June 27, 2004, compared to approximately 33% of our total revenues for the 13-weeks ended June 29, 2003. For the 39-week period ended June 27, 2004, research and development expense represented approximately 16% of total revenues as compared to approximately 15% of total revenues for the 39-week period ended June 29, 2003.

Interest and Other Expense/Income

Interest expense for the 13-week and 39-week periods ended June 27, 2004 was $30,700 and $75,700, respectively, which represented an increase of $10,300 and a decrease of $62,600, respectively, from $20,400 and $138,300, respectively, for the 13-week and 39-week periods ended June 29, 2003. The 13-week increase was a result of timing variations in the receipt of payments on government contracts for which we had utilized short-term receivables financing, and the 39-week decrease was due to the cumulative effect of our lessened reliance of such short-term receivables financing as our working capital improved in the current fiscal year periods.

In the 39-week period ended June 27, 2004, $9,600 of expense was incurred due to the abandonment of three foreign patents that we deemed no longer applicable to our business plans. Although no patent abandonment expense occurred in the 39-week period ended June 29, 2003, $233,000 of expense was incurred in that period due to a $239,000 loss on the disposal of semiconductor processing equipment offset by a small gain in the disposal of surplus computer equipment.

We received $1,200 of interest or other income in the 39-week period ended June 27, 2004, a decrease from the $4,800 of interest or other income received in the 39-week period ended June 29, 2003. The fiscal 2003 interest or other income included a non-recurring refund of excess taxes in the amount of $4,600. No comparable refund was received in the fiscal 2004 period.

Liquidity and Capital Resources

At June 27, 2004, we had consolidated cash and cash equivalents of $3,271,800, which represented an increase of $2,105,000 from $1,166,800 as of September 28, 2003. This increase was largely the result of cash proceeds from equity financings and warrant and option exercises which more than offset cash used in operations in the 39 weeks ended June 27, 2004. Our working capital at June 27, 2004 was $4,095,600, an increase of $4,357,000 from our negative working capital of $(261,400) at September 28, 2003. This increase in working capital was largely the result of cash proceeds from our December 2003 and June 2004 financings and warrant and option exercises as discussed below. Our working capital for all three quarters of fiscal 2004 was positive, as compared to the quarterly and annual periods ended between March 2001 and September 2003 in which our working capital was negative. Because of this increase in working capital, and if our operating results justify, we may consider further reducing our use of receivables financing in the balance of fiscal 2004 and in fiscal 2005 in order to reduce interest expense.

Beyond absorbing the immediate cash effects of our $3,229,400 net loss, our largest additional operational use of cash in the 39-week period ended June 27, 2004 was the increase in our accounts receivable and our unbilled revenues on uncompleted contracts, sometimes referred to as unbilled receivables because they represent amounts to which we have incurred costs entitling us to bill in the future. In the aggregate, these two factors increased by $989,300 in the 39-week period ended June 27, 2004, largely reflecting growth in our contract research and development revenue, some of which was in the form of new contracts on which we incurred billable costs during the period, but were not authorized to bill until late in the 39-week period ended June 27, 2004 or subsequent to the end of that period. In contrast, these two factors decreased by $1,546,900 in the comparable 39 weeks of fiscal 2003, reflecting the sharp decline in contract research and development revenue after the first 13 weeks of that prior year period. We also used $396,300 of cash due to a decrease in advance billings on uncompleted contracts, largely a result of expenses that we incurred during the period to ship infrared cameras for which we had been allowed to bill early according to the terms of certain research and development contracts. In addition, the timing of deliveries to L-3 Communications in the 39-week period ended June 27, 2004 resulted in $223,600 of revenues in the period for which we received no cash, having previously received the cash in the form of deferred revenues. We will remain sensitive to such liquidity fluctuations as long as our product sales are primarily to customers such as L-3 Communications, who place orders in somewhat unpredictable blocks. We also used cash to increase our inventory in the amount of $289,600 in the 39-week period ended June 27, 2004, largely to support growth in our contract research and development revenue related to our miniaturized infrared cameras. We also experienced a use of working capital during the 39-week period ended June 27, 2004 amounting to $317,900 due to reductions in our accrued loss on contracts, which improved our operating results with no corresponding infusion of cash. We used some of our positive working capital during the 39-week period ended June 27, 2004 to reduce our accounts payable and accrued expenses by $138,800, thereby improving the aging of these balance sheet items. Offsetting these and other less significant uses of cash in the period were the non-cash expenses of $1,240,500 for depreciation and amortization and $540,600 for the 39-week amortization of contributions to our employee retirement plan. These non-cash factors aggregated to $1,781,100 in the 39 weeks ended

June 27, 2004 compared to $1,530,000 for the 39 weeks ended June 29, 2003, an increase of $251,100. Other less significant sources of cash combined with the above factors to produce $3,773,300 net operational use of cash for the 39-week period ended June 27, 2004 compared to $2,618,900 of such net use of cash for the 39-week period ended June 29, 2003. Of the $3,773,300 net operational use of cash for the 39-week fiscal 2004 period, only $181,500 was used in the 13-week period ended June 27, 2004.

We used $1,118,600 of net cash for investing activities in the first 39 weeks of fiscal 2004, consisting of $1,028,500 of capital equipment expenditures and $109,100 for acquisition of patents offset by a $19,000 distribution of restricted cash previously held for the benefit of a retired employee. The investments in capital equipment included approximately $261,300 in specialized design software and $423,800 of additional construction in progress for equipment. At June 27, 2004, approximately 90% of our construction in progress is related to our current research and development contract business, although a material portion may also have future applicability in our product business. Except for lease agreements for the acquisition of capital equipment, we had no other material capital commitments as of June 27, 2004.

At June 27, 2004, a tabular summary of our contractual obligations is as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$—	$—	$—	$—	$—
Capital lease obligations, including interest	297,800	115,300	175,200	7,300	—
Operating lease obligations	2,409,100	587,600	1,685,000	136,500	—
Purchase obligations	—	—	—	—	—
Other long-term liabilities reflected on the balance sheet	—	—	—	—	—

TOTAL	$2,706,900	$702,900	$1,860,200	$143,800	$—

During the first 39 weeks of fiscal 2003, we used $788,000 for capital equipment and facility expenditures, an amount that was $240,500 less than the corresponding period of fiscal 2004, and $145,200 for acquisition of patents, an amount that was $36,100 more than the current year period. In the case of the capital equipment and facility expenditures, this increase reflected the normal scheduling variability of a different mixture of projects in the respective years. In the case of the patent expense variance, however, the reduction in the fiscal 2004 period reflected a change in our patent preparation procedures involving greater use of internal counsel to reduce legal expenses. The fiscal 2003 period expenditures were offset by the liquidation of a $400,000 certificate of deposit that had been used to secure a line of credit for Novalog that was cancelled in October 2003. As a result, we used only $533,200 of cash for investing activities during the first 39 weeks of fiscal 2003, as opposed to the $1,118,600 of cash used in investing activities that we experienced in the first 39 weeks of fiscal 2004.

During the first 39 weeks of fiscal 2004, we generated net cash of $6,996,900 from financing activities, an increase of $4,228,300 over the $2,768,600 of net cash generated from financing activities in the first 39 weeks of fiscal 2003. The largest component of the current year 39-week period cash provision was net proceeds of $4,187,900 raised in private equity financings in December 2003 and June 2004. The next largest component of the current year 39-week period cash provision was the $2,839,000 of proceeds realized from the exercise of warrants and options, presumably because of an increase in the market price of our stock during the 39 weeks ended June 27, 2004. Only $667,200 of comparable proceeds were received in the 39-week period ended June 29, 2003. At June 27, 2004, we had 1,503,900 exercisable warrants with exercise prices up to $240.00 per share and 2,576,400 exercisable options with exercise prices of up to $63.44 per share. However, of these exercisable warrants and options at June 27, 2004, 616,000 of the warrants and 1,576,700 of the options had exercise prices of $2.00 per share or less. The closing market price of our common stock on the Nasdaq SmallCap Market on August 3, 2004 was $2.10 per share. To the extent that outstanding warrants and options are “in-the-money”, their holders may exercise them, which would further contribute to our liquidity. If we are presented with opportunities or requirements involving financing needs in the future that are greater than the amount that might be satisfied by warrant and option exercises, then we would likely seek supplemental equity financing involving the issuance of common stock and warrants, as we have in the past.

At June 27, 2004, our funded backlog was approximately $3.2 million compared to approximately $3.2 million at September 28, 2003 and $5.1 million at June 29, 2003. We also had approximately $9.0 million of unfunded backlog at June 27, 2004, a substantial portion of which we expect to be funded in the balance of fiscal 2004. Furthermore, we have been advised of additional government contract awards that we expect to receive in fiscal 2004 subsequent to June 27, 2004, although we cannot assure you of such potential contract awards until actually received.

Contracts with government agencies may be suspended or terminated by the government at any time, subject to certain conditions. Similar termination provisions are typically included in agreements with prime contractors. We have experienced early termination of our contracts on only a few occasions, but current global tensions and related military funding requirements could impact government contracts and spending in an unpredictable manner. We cannot guarantee that we will not experience suspensions or terminations in the future. Any such suspension or termination, if material, could cause a disruption of our revenue stream, could adversely affect our results of operations and could result in employee lay-offs.

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

We have historically generated substantial losses, which, if continued, could make it difficult to fund our operations or successfully execute our business plan, and could adversely affect our stock price. Since our inception, we have generated net losses in most of our fiscal periods. We experienced net losses of approximately $3.2 million for the 39-week period ended June 27, 2004, $6.3 million for the fiscal year ended September 28, 2003, $6.0 million for the fiscal year ended September 29, 2002 and $14.6 million for the fiscal year ended September 30, 2001. In recent years, much of our losses were incurred as a result of our significant investments in our development stage operating subsidiaries or their related technologies. While we have significantly reduced our investment in our subsidiaries and their technologies and consolidated our operations with a corresponding reduction in our net losses, we cannot assure you that we will be able to achieve or sustain profitability on a quarterly or annual basis in the future. In addition, because a large portion of our expenses are fixed, we generally are unable to reduce expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. For example, we experienced contract delays in the fiscal year ended September 28, 2003 that resulted in unanticipated additional operating expenses to keep personnel on staff while the contracts were pending with no corresponding revenues. Such factors could cause us to continue to experience net losses in future periods, which will make it difficult to fund our operations and achieve our business plan, and could cause the market price of our common stock to decline.

We may need to raise additional capital in the future, and additional funds may not be available on terms that are acceptable to us, or at all. In addition to our significant net losses in recent periods, we have experienced negative cash flows from operations in the amount of approximately $3.8 million for the 39-week period ended June 27, 2004, approximately $3.8 million for the fiscal year ended September 28, 2003, approximately $1.4 million for the fiscal year ended September 29, 2002 and approximately $10.2 million for the fiscal year ended September 30, 2001. As a result of these significant losses, we have historically funded our operations through multiple equity financings, and to a lesser extent through receivable financing. We anticipate that we will continue to rely on such funding, when required, for at least the foreseeable future. We engaged in various financing transactions in fiscal years 2003, 2002 and 2001, raising aggregate net proceeds of approximately $12.2 million. When combined with various non-cash transactions to retire payables and expenses and the sale and conversion of convertible preferred stock, the amount of common stock we issued in that three fiscal year period exceeded 10.6 million shares, resulting in significant dilution to our existing stockholders.

At June 27, 2004, we had working capital of approximately $4.1 million, only the third fiscal period (including the immediately preceding two quarters) that we have reported positive working capital since December 2000. However, we cannot guarantee that we will be able to generate sufficient funds from our operations to meet our working capital needs. In addition, our current growth plans require certain equipment, facility and product development expenditures that cannot be funded solely from cash generated from operations unless and until our current liabilities are substantially retired. Accordingly, we anticipate that we may need to raise additional capital in the future. We cannot assure you that any additional capital will be available on a timely basis, on acceptable terms, or at all. Future financings may require stockholder approval, which may not be obtainable. If we are not able to obtain additional capital in the near future, our business, financial condition and results of operations will be materially and adversely affected.

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

If we are not able to commercialize our technology, we may not be able to increase our revenues or achieve or sustain profitability. Since commencing operations, we have developed technology, principally under government research contracts, for various defense-based applications. Contract research and development revenue accounted for approximately 69% of our total revenues for the fiscal year ended September 29, 2002, approximately 82% of our total revenues for the fiscal year ended September 28, 2003 and approximately 85% of our total revenues for the 39-week period ended June 27, 2004.

However, since our margins on government contracts are generally limited, and our revenues from such contracts are tied to government budget cycles and influenced by numerous political and economic factors beyond our control, and are subject to our ability to win additional contracts, our long-term prospects of realizing significant returns from our technology or achieving and maintaining profitability will likely also require penetration of commercial markets. In prior years, we have made significant investments to commercialize our technologies without significant success. These efforts included the purchase and later shut down of the IBM cubing line, the formation of the Novalog, MSI, Silicon Film, RedHawk and iNetWorks subsidiaries and the development of various stacked-memory products intended for military, aerospace and commercial markets. While these changes have developed new revenue sources, they have not yet resulted in consolidated profitability to date, and a majority of our total revenues for the fiscal years ended September 29, 2002 and September 28, 2003 and the 39-weeks ended June 27, 2004 were still generated from contract research and development. Only our Novalog subsidiary has experienced periods of profitability, and that subsidiary is not currently profitable primarily due to the decline in the sales of its products for use in personal digital assistants, the largest historical end use application of Novalog’s products.

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

The stock market in general has continued to experience volatility, which has particularly affected the market price of equity securities of many high technology companies. This volatility has often been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock. In the past, companies that have experienced volatility in the market price of their securities have been the subject of securities class action litigation. We were subject to a class action lawsuit that diverted management’s attention and resources from other matters until it was settled in June 2004. We cannot guarantee you that we will not be subject to similar class action lawsuits in the future.

Our government-funded research and development business depends on a limited number of customers, and if any of these customers terminate or reduce their contracts with us, or if we cannot obtain additional government contracts in the future, our revenues will decline and our results of operations will be adversely affected. For fiscal 2003, our revenue from government agencies was dominated by the U.S. Army, which accounted for approximately 49% of our total revenues, largely due to the effects of the $9.6 million Jigsaw contract awarded in the third quarter of fiscal 2002. The only other government agency that accounted for more than 10% of our total revenues in fiscal 2003 was the Defense Advanced Research Projects Agency, otherwise known as DARPA, which accounted for approximately 16% of our total revenues in fiscal 2003. For the 39-week period ended June 27, 2004, approximately 19% of our total revenues were realized from contracts with the U.S. Army and 24% were realized from contracts with DARPA. We also received approximately 9% of our total revenues in that period from L-3 Communications, a government contractor. Although we ultimately plan to shift our focus to include the commercialization of our technology, we expect to continue to be dependent upon research and development contracts with federal agencies and their contractors for a substantial portion of our revenues for the foreseeable future. Our dependency on a few contract sources increases the risks of disruption in this area of our business or significant fluctuations in quarterly revenue, either of which could adversely affect our consolidated revenues and results of operations.

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

Some of our government contracts are also subject to termination or renegotiation at the convenience of the government, which could result in a large decline in revenue in any given quarter. Although government contracts have provisions providing for the reimbursement of costs associated with termination, the termination of a material contract at a time when our funded backlog does not permit redeployment of our staff could result in reductions of employees. In April 1999, we experienced the termination of one of our contracts, but this termination did not result in the non-recovery of costs or layoff of employees. We also have had to reduce our staff from time-to-time because of fluctuations in our funded government contract base. In addition, the timing of payments from government contracts is also subject to significant fluctuation and potential delay, depending on the government agency involved. Any such delay could result in a temporary shortage in our working capital. Since nearly 70% of our total revenues in fiscal 2002, approximately 83% of our total revenues in fiscal 2003 and approximately 87% of our total revenues in the 39-week period ended June 27, 2004 were derived directly or indirectly from government contracts, these risks can significantly affect our business, results of operations and financial condition.

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

Significant sales of our common stock in the public market will cause our stock price to fall. As of June 27, 2004, we had approximately 17.6 million shares of common stock outstanding, over 16.2 million of which were freely tradable, other than restrictions imposed upon our affiliates. The average trading volume of our shares in June 2004, however, was only approximately 114,000 shares per day. Accordingly, the freely tradable shares are significantly greater in number than the daily average trading volume of our shares. If the holders of the freely tradable shares were to sell a significant amount of our common stock in the public market, the market price of our common stock would likely decline. If we raise additional capital in the future through the sale of shares of our common stock to private investors, we may agree to register these shares for resale on a Form S-3 registration statement as we have done in the past. Upon registration, these additional shares would become freely tradable once sold in the public market, assuming the prospectus delivery and other requirements were met by the seller, and, if significant in amount, such sales could further adversely affect the market price of our common stock.

Our stock price could decline because of the potentially dilutive effect of recent and future financings. At June 27, 2004, we had approximately 17.6 million shares of common stock outstanding as compared to approximately 12.9 million outstanding at September 28, 2003, resulting in dilution to our existing stockholders. Of the shares of common stock issued in this interval, approximately 1.8 million were the result of the exercise of “in the money” warrants and options. Additionally, in December 2003, we sold 1.0 million shares of our common stock and five-year warrants to purchase up to 250,000 shares of our common stock for an exercise price of $2.20 per share in a private placement for net proceeds of approximately $1.7 million. In June 2004, we sold an additional approximate 1.2 million shares of our common stock and five-year warrants to purchase up to 373,300 shares of our common stock for an exercise price of $2.99 per share in a private placement for net proceeds of approximately $2.8 million. Any additional equity financings or exercise of “in the money” warrants in the future could also result in dilution to our stockholders.

Our common stock may be delisted from the Nasdaq SmallCap Market if our stock price declines further or if we cannot maintain Nasdaq’s listing requirements. In such case, the market for your shares may be limited, and it may be difficult for you to sell your shares at an acceptable price, if at all. Our common stock is currently listed on the Nasdaq SmallCap Market. Among other requirements, to maintain this listing, our common stock must continue to trade above $1.00 per share. In July 2001, our stock had failed to meet this criterion for over 30 consecutive trading days. As a result, in accordance with Marketplace Rule 4310(c)(8)(B), we were notified by Nasdaq that we had 90 calendar days or until October 2001 to regain compliance with this Rule by reestablishing a sales price of $1.00 per share or greater for ten consecutive trading days. To regain compliance, we sought and received approval from our stockholders to effect a 1-for-20 reverse split of our common stock that became effective in September 2001, resulting in recompliance by the Nasdaq deadline. However, subsequent to the reverse split, our common stock has, at various times, traded close to or below the $1.00 per share minimum standard, and we cannot assure you that the sales price of our common stock will continue to meet Nasdaq’s minimum listing standards. At July 30, 2004, the closing sales price of our common stock on the Nasdaq SmallCap Market was $2.05 per share.

In addition to the price requirement, we must also meet at least one of the three following additional standards to maintain our Nasdaq listing: (1) maintenance of stockholders’ equity at $2.5 million or greater, (2) maintenance of our market capitalization in excess of $35 million as measured by market prices for trades executed on Nasdaq, or (3) net income from continuing operations of $500,000 in the latest fiscal year or two of the last three fiscal years. In July 2001, Nasdaq notified us that we were deficient with respect to all of these additional standards based on our financial statements as of April 1, 2001. In August 2001, Nasdaq advised us that, based on updated information, we had reestablished compliance with the $35 million market capitalization standard. However, the subsequent decline in the price of our common stock resulted in another deficiency notice from Nasdaq in August 2001. At that time, we did not comply with either the market capitalization standard or the stockholders’ equity standard. However, based solely on improvements in our stockholders’ equity resulting from the net gain of approximately $0.9 million realized from the discontinuance of operations of our Silicon Film subsidiary in September 2001, we were able to meet the minimum stockholders’ equity standard and reestablish compliance in November 2001. As of June 27, 2004, we had stockholders’ equity of approximately $8.8 million and a market capitalization of approximately $44.9 million. Although we are currently in compliance with Nasdaq’s listing maintenance requirements, we cannot assure you that we will be able to maintain our compliance with these requirements in the future. If we fail to meet these or other listing requirements, our common stock could be delisted, which would eliminate the primary market for your shares of common stock. As a result, you may not be able to sell your shares at an acceptable price, if at all. In addition, such delisting may make it more difficult or expensive for us to raise additional capital in the future since we may no longer qualify to register shares for resale on a Form S-3 registration statement.

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

If we are not able to adequately protect or enforce our patent or other intellectual property rights, our ability to compete in our target markets could be materially and adversely affected. We believe that our success will depend, in part, on the strength of our existing patent protection and the additional patent protection that we may acquire in the future. As of June 27, 2004, we held 52 U.S. patents and 16 foreign patents and had other patent applications pending before the U.S. Patent and Trademark Office as well in as various foreign jurisdictions. It is possible that any existing patents or future patents, if any, could be challenged, invalidated or circumvented, and any right granted under these patents may not provide us with meaningful protection from competition. Despite our precautions, it may be possible for a third party to copy or otherwise obtain and use our products, services or technology without authorization, to develop similar technology independently or to design around our patents. In addition, we treat technical data as confidential and generally rely on internal nondisclosure safeguards, including confidentiality agreements with employees, and on laws protecting trade secrets, to protect proprietary information. We cannot assure you that these measures will adequately protect the confidentiality of our proprietary information or that others will not independently develop products or technology that are equivalent or superior to ours.

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

Our international operations are subject to many inherent risks, any of which may adversely affect our business, financial condition and results of operations. Approximately 6% of our total revenues in the fiscal year ended September 29, 2002 and 4% of our total revenues in the fiscal year ended September 28, 2003 were derived from sales outside the United States. In the future, we intend to expand our international business activities. International operations are subject to many inherent risks that may adversely affect our business, financial condition and operating results, including:

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

In January 2004, the lead plaintiffs and defendants entered into a memorandum of understanding to settle the litigation for a monetary payment, without admissions as to the merits of either defendants’ or plaintiffs’ position. In June 2004, the Court issued a final Order approving settlement of this litigation. The amount of the settlement payment, $3.5 million, was within the Company’s insurance coverage limits and was paid entirely by the Company’s insurance carrier. As a result of the settlement, the Company has no further liability with respect to this litigation.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

In June 2004, we sold 1,244,300 shares of common stock and five-year warrants to purchase up to 373,300 shares of common stock with an exercise price of $2.99 per share, in a private placement to five accredited investors for gross cash proceeds of approximately $2.75 million.

The issuance of the common stock and common stock warrants described in the previous paragraph was deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Act”), in reliance on Section 4(2) of the Act as transactions by an issuer not involving any public offering. We paid an investment banker a 7% cash commission to facilitate this private placement.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits.

4.1	Registration Rights Agreement dated June 18, 2004 between the Registrant and the investors signatory thereto, incorporated by reference to Exhibit 99.3 of Registrant’s Form 8-K dated June 23, 2004.

10.1	Securities Purchase Agreement dated June 18, 2004 between the Registrant and the investors identified on the signature pages thereto, incorporated by reference to Exhibit 99.2 of Registrant’s Form 8-K dated June 23, 2004.

10.2	Form of Warrant, incorporated by reference to Exhibit 99.4 of Registrant’s Form 8-K dated June 23, 2004.

10.3	Government Contract FA8650-04-C-7120, dated May 28, 2004.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT INDEX

4.1	Registration Rights Agreement dated June 18, 2004 between the Registrant and the investors signatory thereto, incorporated by reference to Exhibit 99.3 of Registrant’s Form 8-K dated June 23, 2004.

10.1	Securities Purchase Agreement dated June 18, 2004 between the Registrant and the investors identified on the signature pages thereto, incorporated by reference to Exhibit 99.2 of Registrant’s Form 8-K dated June 23, 2004.

10.2	Form of Warrant, incorporated by reference to Exhibit 99.4 of Registrant’s Form 8-K dated June 23, 2004.

10.3	Government Contract FA8650-04-C-7120, dated May 28, 2004.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

On May 7, 2004, the Company furnished a current report on Form 8-K pursuant to Item 12 of Form 8-K to report the Company’s operating results for the fiscal quarter ended March 28, 2004.

On June 23, 2004, the Company filed a current report on Form 8-K to report the terms and file the transaction documents of a June 2004 private placement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2004	Irvine Sensors Corporation
(Registrant)

	By:	/s/ John J. Stuart, Jr.
John J. Stuart, Jr. Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)