Form 10-K
period 2004-10-03
IRVINE SENSORS CORP/DE/
filed 2004-12-14
CIK 357108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 3, 2004

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

Yes ☐ No ☑

The aggregate market value of the registrant’s common stock held beneficially by non-affiliates of the registrant on March 28, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $35.4 million, based on the closing sales price of the registrant’s common stock as reported by the Nasdaq SmallCap Market on that date. For the purposes of the foregoing calculation only, all of the registrant’s directors, executive officers and holders of ten percent or greater of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

As of December 13, 2004, there were 18,285,066 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Information required by Items 10 through 14 of Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference to portions of the registrant’s definitive proxy statement for the registrant’s 2005 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended October 3, 2004. Except with respect to the information specifically incorporated by reference in this Form 10-K, the registrant’s definitive proxy statement is not deemed to be filed as a part of this Form 10-K.

IRVINE SENSORS CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED OCTOBER 3, 2004

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this report, the terms “Irvine Sensors,” “ISC,” “Company,” “we,” “us” and “our” refer to Irvine Sensors Corporation and its subsidiaries.

This report contains forward-looking statements that include, but are not limited to, statements concerning projected revenues, expenses, gross profit and income, market acceptance of products, the competitive nature of our business and markets, the success and timing of new product introductions and commercialization of our technologies, product qualification requirements of our customers and the need for additional capital. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “estimates,” “should,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Such factors include, but are not limited to the following:

•	our ability to secure additional production contracts or research and development contracts;

•	our ability to obtain expected and timely procurements resulting from existing contracts;

•	our ability to introduce new products, gain broad market acceptance for such products and ramp up manufacturing in a timely manner, or at all;

•	the pace at which new markets develop;

•	the response of competitors, many of whom are bigger and better financed than us;

•	our ability to successfully execute our business plan and control costs and expenses;

•	the availability of additional financing;

•	our ability to establish strategic partnerships to develop our business;

•	our limited market capitalization;

•	general economic and political instability and terrorist activities; and

•	those additional factors which are listed under the section “Risk Factors” at the end of Item 7 of this report.

We do not undertake any obligation to revise or update publicly any forward-looking statements for any reason. Additional information on the various risks and uncertainties potentially affecting our operating results are discussed in this report and are contained in our publicly filed documents, which are available through the SEC’s EDGAR database (http://www.sec.gov) or from our Investor Relations Department at investorrelations@irvine-sensors.com.

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

Our core chip-stacking technology was originally conceived and developed as a means of addressing the demands of space-based surveillance. However, the degree of miniaturization potentially realizable from our technologies has attracted research and development sponsorship from various government funding agencies for a wide variety of potential military and space applications, including but not limited to, stacked memories, embedded systems, miniaturized cameras and other communications and electro-optical systems. For much of our operating history, we have derived the majority of our revenues from such government-funded research and development. Until the latter part of fiscal 2003, we conducted that funded research and development through a separately organized business unit, which we most recently referred to as our Advanced Technology Division, or ATD. We also had a separate business unit that we referred to as our Microelectronics Product Division, or MPD, which we organized to build and sell specialized stacked chip products for both government and commercial applications. Stacked chip products were a material contributor to our revenues in two of our last three fiscal years, the 52 weeks ended September 29, 2002 (“fiscal 2002”) and the 53 weeks ended October 3, 2004 (“fiscal 2004”), when they accounted for approximately 12% and 10%, respectively of our total revenues. During the 52 weeks ended September 28, 2003, (“fiscal 2003”), we reorganized and consolidated ATD and MPD into one business unit to reduce expenses and more effectively deploy our staffing and facilities to support both our contract research and development business and our product business. In addition to customer-funded research and development, we incurred approximately $2.1 million of internally funded research and development expense in fiscal 2004. Since our products generally are derived from technologies that are at least partially developed under government contractual funding, our internal investment is typically focused to complement our customer-funded research and development activities.

ISC was incorporated in California in December 1974 and was reincorporated in Delaware in January 1988. Our principal executive offices are located at 3001 Red Hill Avenue, Building 4, Costa Mesa, California 92626. Our telephone number is (714) 549-8211 and our website is www.irvine-sensors.com.

ISC Subsidiaries

Prior to fiscal 2001, we sought to commercialize some of our technologies by creating independently managed subsidiaries that could pursue their own financing strategies separately from ISC, including Novalog, Inc. (“Novalog”), MicroSensors, Inc. (“MSI”), RedHawk Vision, Inc. (“RedHawk”), iNetWorks Corporation (“iNetWorks”) and our former subsidiary, Silicon Film Technologies, Inc. (“Silicon Film”). Other than Novalog, none of our commercial subsidiaries have contributed substantial revenues or earnings to our consolidated results.

Starting in fiscal 2001, we substantially reduced our investments in our subsidiaries. In fiscal 2003, we reorganized to consolidate our administrative and engineering resources to support all segments of our business, including our subsidiaries, thereby eliminating the need for redundant resources in the individual subsidiaries. In fiscal 2004, none of our subsidiaries had separate employees or facilities. We continue to sell Novalog’s and MSI’s respective semiconductor products through ISC. We manage and are still seeking licensing relationships and third-party strategic partners to further the potential commercial exploitation of the technologies of our subsidiaries.

The capital structure and ownership of our subsidiaries varies depending on the extent to which the subsidiaries have received equity financing from third-party sources other than ISC. Novalog and RedHawk received third party financing consisting of private sales of common stock of those subsidiaries initially representing approximately 32% and 30%, respectively, of their issued outstanding capital stock. These sales of subsidiary minority interests in Novalog and RedHawk resulted in net proceeds to those subsidiaries in the aggregate of approximately $4.1 million and $581,000, respectively. In fiscal years 1998 and 1999, we repurchased approximately 27.5% of the common stock of Novalog from certain of the minority investors through the issuance of 96,100 shares of ISC common stock, as adjusted to reflect the 1-for-20 reverse stock split in September 2001. Those ISC shares were valued at approximately $3.2 million at the time of their issuance. In fiscal 2003, we redeemed approximately 11% of RedHawk’s then outstanding common stock and retired accrued compensation obligations totaling $61,300 for the issuance of 45,000 shares of our common stock valued at $50,000 as part of a settlement agreement with RedHawk’s former Chief Executive Officer. Accordingly, as of October 3, 2004, our ownership of the issued and outstanding capital stock of Novalog, MSI, RedHawk and iNetWorks was approximately 96%, 98%, 81% and 95%, respectively. Assuming the exercise of all of the exercisable options and warrants to purchase shares of our subsidiaries’ common stock, including warrants held by ISC, our ownership of these subsidiaries would be approximately 95%, 97%, 77% and 70% for Novalog, MSI, RedHawk and iNetWorks, respectively.

Novalog, MSI, RedHawk and iNetWorks all have substantial intercompany debts payable to ISC. At October 3, 2004, the amount of these intercompany obligations were approximately $3.3 million, $11.2 million, $1.6 million and $2.4 million for Novalog, MSI, RedHawk and iNetWorks, respectively. The obligations are not interest-bearing and contain no conversion rights. However, ISC could elect to cancel some of the indebtedness from Novalog as consideration to exercise outstanding warrants to purchase up to 3.0 million shares of Novalog’s common stock at the exercise price of $1.00 per share and to cancel some of the indebtedness from MSI as consideration to exercise outstanding warrants to purchase up to 4.0 million shares of MSI’s common stock at the exercise price of $1.00 per share. In the event that these subsidiaries are successful in attracting additional third-party equity financing, it is possible that we may be required or may elect to convert these obligations into additional equity securities of these subsidiaries.

Novalog, Inc. We formed Novalog in October 1995 to commercially exploit our low power chip technology as applied to wireless infrared data transmission. Novalog is currently a 96% owned subsidiary of ISC that designs, develops and sells proprietary integrated circuits and related products for use in wireless infrared communication. In the past, Novalog has been an active participant in the Infrared Data Association (“IrDA”), which establishes the hardware and software protocols for such products. Revenues from Novalog’s products have declined from approximately $2.1 million in fiscal 2002 and approximately $1.0 million in fiscal 2003 to approximately $233,000 in fiscal 2004, largely as a result of a decline in sales to suppliers of palmOne, Inc., historically the primary end-user of Novalog’s products. In fiscal 2004, 2003 and 2002, sales of Novalog products accounted for approximately 2%, 8% and 14% of our total revenues, respectively. Novalog incurred approximately $11,300 of internally funded research and development expense in fiscal 2004. The Chief Executive Officer of Novalog is Robert G. Richards, who also serves as the Chief Executive Officer and a Director of ISC.

MicroSensors, Inc. We formed MSI in April 1997 to commercially exploit our technologies for low noise readout electronics and miniaturized inertial sensors. MSI is currently a 98% owned subsidiary of ISC. We currently license MSI’s technology for proprietary micromachined sensors and related electronics. Micromachining involves the use of semiconductor manufacturing processes to build electromechanical devices with feature sizes measured in microns or fractions thereof. As prices have declined for micromachined devices, such solid-state units have migrated from initial aerospace and military applications to automotive, industrial process-control and medical applications. MSI has developed the prototype of a proprietary micromachined inertial sensor, the Silicon MicroRing Gyro™, which has been designed to measure rotational motion. MSI has also developed a proprietary 3-axis silicon accelerometer, which has been designed to measure change of motion in any direction. MSI has licensed its gyro and accelerometer technology to a third party for further development applicable to automotive applications. The licensee must meet specified financial objectives to retain exclusivity for the licensed use. While this license is royalty bearing to us, we are currently not able to project when, or if, we may receive significant royalties from this license.

In addition to inertial sensors, MSI has designed application specific integrated circuits (“ASICs”) to read out micromachined sensors and other electronic systems. MSI has shipped engineering samples, qualification lots and small production volumes of such an ASIC product called the Universal Capacitive Readout™ (“UCR”) to various product developers who wish to evaluate or use it as readout electronics in their products. We believe that there are many uncertainties surrounding the development of MSI’s business, including the risk that large companies may be reluctant to purchase critical parts from a small company like MSI. This may be true even if MSI, or any licensees, succeed in surmounting all of the developmental challenges of the potential product applications. MSI accounted for less than 1%, approximately 2% and approximately 6% of our total revenues in fiscal 2004, fiscal 2003 and fiscal 2002, respectively. MSI incurred no internally funded research and development expense in fiscal 2004. The Chief Executive Officer of MSI is John C. Carson, who also serves as the President and a Director of ISC.

RedHawk Vision, Inc. RedHawk is currently a 81% owned subsidiary of ISC that we formed in March 2000 to design and sell personal computer software tools that digitally enhance video data and extract improved quality images from any video source including personal camcorders, the Internet and television. RedHawk has realized limited revenues from an initial version of this software intended for professional use. In September 2002, RedHawk entered into an agreement with a software developer to further develop its software and manage its sales. We expect to resume primary responsibility for any further development and marketing of RedHawk’s technology in January 2005. We are seeking strategic partners to further exploit RedHawk’s technology, but we cannot guarantee the success of that search. RedHawk did not generate any significant revenues in fiscal 2004, fiscal 2003 or fiscal 2002. RedHawk incurred no internally funded research and development expense in fiscal 2004. The Chief Executive Officer of RedHawk is Robert G. Richards, who also serves as the Chief Executive Officer and a Director of ISC.

iNetWorks Corporation. iNetWorks is currently a 95% owned subsidiary of ISC that we formed in October 2000 to develop proprietary switches and routers for Internet and telecommunications networks. iNetWorks is a development stage company that has not yet generated any material revenues. iNetWorks is currently inactive, but holds certain intellectual property and has historically sought strategic partnerships and financing to support its development plans. We have not entered into any such strategic partnerships to date and cannot assure you that such search will be successful in the future. In the interim, we have sought and received government research and development contracts to partially develop technology usable by iNetWorks. iNetWorks incurred no internally funded research and development expenses in fiscal 2004. The Chief Executive Officer of iNetWorks is Mel Brashears, who is also the current Chairman of the Board of ISC.

Silicon Film Technologies, Inc. We formed Silicon Film in June 1998 to commercially exploit some of our digital photography technologies, particularly those related to electronic film systems. Silicon Film suspended operations in September 2001 and was liquidated in fiscal 2002 pursuant to bankruptcy proceedings. At the time of its liquidation, Silicon Film was a 51% owned subsidiary of ISC. Over its operating lifetime, Silicon Film secured third-party investments, developed and demonstrated product prototypes, entered into manufacturing and distribution agreements and completed certification testing on initial elements of its first planned product. Ultimately, however, Silicon Film was not able to achieve launch of its planned products within its available financing. The financial statements and schedules of ISC for the year ended September 29, 2002 reflect the discontinuation of Silicon Film’s operations.

Products and Technologies

We have developed a wide variety of technologies that have been derived from our early entry into the field of chip stacking. We have previously sought to commercially exploit many of these technologies through subsidiaries organized to meet the needs of various markets. However, we no longer separate our commercialization activities by subsidiaries or business units, although we do retain the branded nature of products developed by our subsidiaries. We currently develop and market of our present and future products through ISC, regardless of origin, in order to reduce our overall operating expenses.

We are currently offering products in the following areas:

Stacked Chip Assemblies. We have developed a family of standard products consisting of stacked memory chips that are used for numerous applications, both governmental and commercial. Our technology is applicable to stacking of a variety of microchips, both packaged and unpackaged, that we believe can offer demonstrable benefits to designers of systems that incorporate numerous integrated circuits, both memory and otherwise, by improving speed and reducing size, weight and power usage. In addition, since our technology reduces the number of interconnections between chips, potential system failure points can also be reduced through chip stacking. We believe that the features achievable with our chip stacking technology will have applications in space and in aircraft applications where weight and volume considerations are dominant, as well as in various other commercial and governmental applications in which portability is required and speed is important.

We are seeking to exploit our chip stacking technology both for the stacking of packaged chips and the stacking of bare or unpackaged chips. We believe we are able to achieve the highest density assemblies through the stacking of bare chips. Accordingly, we currently market our bare chip stacking technology, largely through the sale of customer-funded development and products, to high end, high margin government and commercial users to whom the technical improvement will be most valuable. While these applications tend to involve lower unit volumes, the potential sales are anticipated to be at significantly higher prices than many applications involving high volume production. Although we have existing relationships with both government and commercial customers in this market and have shipped limited quantities of stacked bare memory chip products since fiscal 1995, we are not currently generating significant revenues from sales of such products. We hope to be able to market stacked bare chip products for more widespread applications in the future, but we cannot guarantee our success in that regard.

We have also introduced a number of products in which the chips are enclosed in pre-existing packages, which we modify for stacking. These products are primarily oriented toward meeting the needs of potential commercial customers who are seeking to emulate the performance of advanced monolithic memory chip packages through the stacking of two or more prior generation packages. Such an approach can offer economic advantages because of the high costs of advanced monolithic chip packages during early phases of the monolithic product lifetime. These types of stacked chip-package products are also available from competitors, but we believe that our chip-package stacking technology has advantages in terms of board space utilized and performance over that of competitors. Since our introduction of such products, we have achieved limited market penetration, largely for non-commercial applications, although we have recently qualified such products for commercial applications as well. We believe that the market for such products is currently in a state of transition as industry standard chip-packaging is shifting from Thin Small Outline Packages (“TSOPs”), in which lead frames are used to attach chip packages to boards, to more widespread use of smaller chip packages that use Ball Grid Array (“BGA”) solder ball connections for board mounting to enable smaller and higher density product applications. We believe that this industry transition may broaden our prospects for commercial market penetration. However, we have not yet achieved commercial orders of sufficient size to provide validation of that belief, and we cannot assure you that we will achieve such orders in the future. Our revenues from the sale of stacked chip packages, which to date have all been TSOPs, represented only 10.1% of our total revenues in fiscal 2004, 7.7% of our total revenues in fiscal 2003 and 11.9% of our total revenues in fiscal 2002, so we do not have sufficient history to assure you that such products will ever achieve broad market acceptance.

Customers’ demand for enhanced performance of electronic systems has produced a wide variety of competitors and competitive systems offering higher density microelectronics ranging from various three-dimensional designs to highly dense two-dimensional designs. Although some of our competitors are better financed, more experienced and organizationally stronger than us, we are not aware of any system in existence or under development that can stack chips more densely than our three-dimensional approach. See “Business - Competition.”

Miniaturized Infrared Cameras. Several of our research and development contracts have involved the miniaturization of imaging devices, particularly those using infrared detectors that create images by sensing the heat emitted by objects being viewed. We believe such technology is directly applicable to applications requiring vision at night or in smoke-filled environments. Our initial product development using this technology has focused on low-power, rugged infrared cameras for security and surveillance applications. A combination of our miniaturization activities with the advanced electronic packaging available using our chip stacking has led to the development of an “instant-on” infrared camera and a related Personal Miniature Thermal Viewer™ or PMTV™ that we believe has overcome limitations of competitive approaches. We have shipped small quantities of such products to several customers for testing, and have announced the availability of these products for limited production. We also intend to market products utilizing this core technology in applications such as weapons sights and helmet-mounted imaging devices for firefighters.

Microchips and Sensors. Through our Novalog subsidiary, we developed a serial infrared communications chip using elements of our sensor chip design technology. This device is being used in products in order to allow computers, computer peripherals and hand-held portable electronics devices such as personal organizers, pagers and cellular phones to communicate using infrared transmissions in a manner similar to that used by remote control units for televisions and video cassette recorders. We have been shipping such devices since 1995. We continue to sell various forms of this chip under the Novalog brand name through ISC.

Through our MSI subsidiary, we introduced the UCR ASIC readout chip intended for use by manufacturers of micromachined products who require low noise electronic readout circuitry. We have shipped engineering samples, qualification volumes and small production volumes of both standard and specialized versions of the UCR to various customers. We continue to sell various forms of the UCR chip through ISC. MSI also developed a proprietary inertial sensor, the Silicon MicroRing Gyro, which is intended to provide an inexpensive means to measure rotational motion for a wide variety of potential applications. In September 1999, a United States patent, assigned to MSI, was granted covering the design of the Silicon MicroRing Gyro. The commercial exploitation, if any, of the Silicon MicroRing Gyro is expected to be paced by product design-in lead times of customers, principally Original Equipment Manufacturers or OEMs. Similarly, MSI has also developed a proprietary 3-axis silicon accelerometer that is also dependent on OEM schedule considerations. We have licensed MSI’s gyro and accelerometer technology to a third party for further development targeted for automotive applications. Because of the long lead-time of such product applications and the technical challenges of such development, we are currently unable to project when, or if, we might receive material revenues from our gyro and accelerometer technologies.

Software. We formed our RedHawk subsidiary to exploit our proprietary software technology for extracting quality still photographs from any video source. In September 2000, RedHawk introduced an initial version of its software primarily intended for use by professionals in the video and photographic industries. In September 2002, RedHawk entered into an agreement with an individual software developer to further develop this product, pursuant to which this developer introduced an enhanced version of RedHawk’s product in October 2003. This product has been favorably reviewed by professional users, but has not yet achieved broader market penetration. The individual software developer has recently advised us that he does not currently have resources to further develop and aggressively market this product, and we will resume primary responsibility for further marketing and development of RedHawk’s technology in January 2005. We are seeking strategic relationships to more broadly exploit this technology, the success of which we cannot guarantee. RedHawk’s revenues have historically been minimal.

Potential Product Applications

Embedded Systems. In fiscal 1998, we commenced exploration of a technology to stack chips of different functionality and dimensions within the same chip stack, in effect creating a complete, miniaturized electronic system that can be embedded in a higher-level product. We refer to this technology as NeoStack.™ In fiscal 1999, a U.S. patent was granted on our NeoStack technology. We initially demonstrated our NeoStack technology to support a government program to develop a wearable computer. We are presently developing potential commercial applications of this technology under other government contracts. We believe, but cannot assure, that our NeoStack approach will offer advantages in terms of compactness and power consumption to developers of a wide variety of embedded computer and control systems. However, we have not yet developed this technology to the point at which we can make forecasts of potential revenue, if any, resulting from our licensing or application by OEMs.

Active Imaging Systems. Many of the potential government applications for which we have received developmental funding over the years have involved advanced techniques for acquiring and interpreting images. In fiscal 2002, an industry team that we formed and led, and one other industry team, won an open competition to design an advanced imaging system based on integration of laser pulse returns to allow the extraction of images of objects concealed by foliage. The prototype units built under this contract were successfully demonstrated in fiscal 2003 and may have further applications. In fiscal 2004, we received additional development contract funding related to this technology and have been advised of possible future government contract awards, which may help us to further explore active imaging product applications.

Application Specific Electronic Systems. We have developed a number of application specific electronic systems to prototype status under various government development contracts. Potential applications include physical and electronic security, visible spectrum cameras and biomedical instrumentation and monitoring. We are seeking government and commercial sponsors or partners to advance these developments to product status, but we cannot guarantee our success in these endeavors.

Neural Networks. We have received a number of contracts from government agencies regarding the development of artificial neural networks. Neural networks contain large numbers of processing nodes which continuously interact with each other, similar to the way that the neurons of a human brain interact to process sensory stimuli. Neural networks are the subject of scientific inquiry because pattern recognition and learning tasks, which humans perform well, and computers perform poorly, appear to be dependent on such processing. Neither conventional computers nor advanced parallel processors currently have the interconnectivity needed to emulate neural network processing techniques. We are presently pursuing additional contracts under which we would deliver demonstration products to various branches of the Department of Defense incorporating such technology. We believe our chip stacking technology offers a way to achieve the very high levels of interconnectivity necessary to construct an efficient artificial neural network. While the full embodiment of our neural network technology is expected to be years away, if at all, we intend to continue to pursue research and development in this area in order to broaden the potential product application of the technology.

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

Manufacturing

We primarily use contract manufacturers to fabricate and assemble our stacked chip, microchip and sensor products. At our current limited levels of product sales, we typically use single contract manufacturing sources for such products and are thus vulnerable to disruptions in these sources. However, for these products, we use semiconductor fabrication and related manufacturing sources that we believe are widely available worldwide should such disruption occur. At their present low volumes, we currently manufacture our camera products ourselves. Our RedHawk licensee manufactures our software products. We are not currently manufacturing any iNetWorks products and are seeking strategic partners to provide manufacturing support in the future.

Our original bare chip stacking technology involves a standard manufacturing process that fabricates cubes comprising multiple die layers along with ceramic cap and base substrates laminated with an extremely thin adhesive layer and interconnected with a thin-film bus metallization to bring the chip input/output signals out to the top surface of the stacks. The cubes can then be segmented or split into subsections as required for the particular product configuration being built. Finally, the cubes, mini-cubes or short stacks are burned in, tested, graded, kitted for packaging, out-sourced for packaging and screening, and returned for final test. Our facility is designed for low volume and prototype production of such parts.

We have also developed an advanced process of ultra-high density stacking in which we first embed more than one bare chip or supporting electronics component in an adhesive layer, thereby creating what we refer to as a Neo-Chip. ™ We then use manufacturing processes similar to our original bare chip stacking technology to stack these Neo-Chips, resulting in a Neo-Stack. (See “Business – Potential Product Applications – Embedded Systems.”)

In the last several years, we have introduced what we believe are more cost-competitive stacked packaged chip products that are manufactured with current state-of-the-art manufacturing technologies that we have selected to also be compatible with stacking of Neo-Chip products in the future. We use independent third party qualified source vendors for the manufacturing of these products. We currently have no long-term manufacturing contracts for any of our products.

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

Because of the nature of the sophisticated work performed under our research and development contracts, we design and assemble equipment for testing and prototype development. We also use this equipment to seek, qualify for and perform additional contract research and development for our customers.

Backlog

Funded backlog includes amounts under contracts that have been awarded to us and for which we have authority to bill. At November 21, 2004, our consolidated funded backlog was approximately $4.2 million compared to approximately $2.6 million at November 21, 2003. We anticipate that substantially all of our current funded backlog will be filled in the fiscal year ending October 2, 2005 (“fiscal 2005”). In addition, we have unfunded backlog on contracts that we have won, but that have not yet been fully funded, in which funding increments are expected to be received when the previously funded amounts have been expended. We are also continuing to negotiate for additional research contracts and commercial product sales. Many of these proposals for additional research contracts are submitted under the Small Business Innovation Research (“SBIR”) provisions of all government agencies that conduct funded research and development. In the past, we have submitted approximately 50 or more Phase 1 SBIR proposals in any given fiscal year, with between five and ten of those proposals generally leading to initial contract awards valued between $50,000 to $100,000 each. Of those Phase 1 contracts, approximately half of them have historically resulted in follow-on Phase 2 awards, usually valued between $500,000 to $1,000,000 each. In fiscal 2004, fiscal 2003 and fiscal 2002, we generated approximately $1.8 million, $1.6 million and $2.0 million, respectively, of funded contract revenue from these proposals. We cannot guarantee you that future SBIR contract awards, if any, will match or exceed our historical experience or that such contract awards will be profitable or lead to other projects. We may not be successful in securing future SBIR contract awards. Failure to continue to obtain these SBIR awards and other funded research and development contracts in a timely manner, or at all, could materially and adversely affect our business, financial condition and results of operations.

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

We market our stacked, packaged memory products to both aerospace and commercial users of such devices, at both OEMs and component manufacturers. We have only recently achieved initial success in receiving production orders for our stacked, packaged memory products from commercial customers. We have expanded our marketing staff to include personnel with relevant industry experience for these products, but do not yet have sufficient history to predict our potential penetration of commercial opportunities in this area.

We believe that our development of miniaturized infrared cameras and related thermal viewers may offer us prospects for penetration of new product markets in the future. To that end, in fiscal 2004, we announced initial availability of such products and started to devote more marketing emphasis to U.S. government agencies that are end-users of such products. We expect to further increase our marketing of such products in fiscal 2005.

Our microchip products are generally marketed directly to OEMs with which we have established vendor relationships in either the wireless infrared or sensor instrumentation industries. Our related inertial sensors products are marketed through our licensee of such products, with initial emphasis on automotive applications.

We focused our initial marketing efforts for RedHawk’s video-enhancing software product on high-end users of professional photo-editing software, but licensed a software developer to further develop this software product to address market opportunities. This licensee introduced a stand-alone version of the software that does not require photo-editing software in October 2003 and is responsible for marketing of this product through calendar 2004. We are seeking strategic relationships to develop and market this technology thereafter, but we cannot guarantee success of our search.

In fiscal 2004, direct contracts with the U.S. government accounted for approximately 44% of our total revenues and second-tier government contracts with prime government contractors accounted for approximately 38% of our total revenues. The remaining 18% of our total revenues was derived from non-government sources. During fiscal 2004, revenues derived from SAIC, a government contractor, the U.S. Army and the Defense Advanced Research Projects Agency accounted for approximately 25%, 17% and 17% of our total revenues, respectively. Loss of any of these customers would have a material adverse impact on our business, financial condition and results of operations. No other customer accounted for more than 10% of our total revenues for fiscal 2004.

Contracts with government agencies may be suspended or terminated by the government at any time, subject to certain conditions. Similar termination provisions are typically included in agreements with prime contractors. We cannot assure you that we will not experience suspensions or terminations in the future.

We focus marketing in specific areas of interest in order to best use our relatively limited marketing resources. With our de-emphasis on subsidiaries and emphasis on reintegration of subsidiary operations, we are coordinating our marketing through a centralized director of marketing and individuals with specific responsibilities for Novalog, MSI and stacked chip products.

Competition

The demand for high performance semiconductors has produced a wide variety of competitors and competitive systems, ranging from various three-dimensional designs to highly dense two-dimensional designs. For most commercial applications, the principal competitive factor is cost, although we believe operating speed is increasingly becoming a factor. For some applications in which volume and weight are critical, such as space or avionics, we believe density is the principal competitive factor. We believe that many of our competitors are better financed, more experienced and have more extensive support infrastructure than us. Accordingly, we may not be able to successfully compete in such markets in the future.

We are aware of two primary companies that have developed or acquired competing approaches to high-density chip stacking: 3D Plus and Vertical Circuits, Inc. In addition, there are several independent companies such as Staktek Corporation, DST Modules, and Tessera Technologies and divisions of large companies that have various technologies for stacking a limited number of chips in packaged form.

We are also aware of many companies that are currently servicing the military market for electro-optical sensors of the type that our products are also designed to support. We believe the principal competitive factor in this business area is the performance sensitivity and selectivity achievable by alternative sensor approaches and designs. Our primary competitors include Texas Instruments, Inc., Lockheed Martin Corporation, L-3 Communications, Northrop Grumman, BAE Systems, EG&G Judson, OptoElectronics-Textron, Inc. and Boeing Corporation. We believe that most of our competitors in this area have greater financial, labor and capital resources than us, and accordingly, we may not be able to compete successfully in this market.

We believe that our major competitor for miniaturized infrared camera products is FLIR Systems, Inc, Indigo Operations. We believe that our current miniaturized infrared camera product has some performance advantages over comparable products of FLIR Systems, Indigo Operations, but FLIR Systems, Indigo Operations has greater financial, labor and capital resources than us, and accordingly, we may not be able to compete successfully in this market.

We currently compete with several companies that service the market for serial infrared detectors. For battery-powered applications, we believe that the principal competitive factors for such products are costs and power consumption. For desktop and related applications, we believe that the principal competitive factor is the achievable speed of data transmission. We believe that our serial infrared detectors have competitive advantages in the battery-powered applications. Our primary competitors in this sector include Agilent and Vishay Intertechnology, Inc., among others, both of whom have greater financial, labor and capital resources than us.

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

We are aware of some competitive software products intended to capture still photographs from video and the existence of a number of hardware applications to achieve this result, but we are not aware of any significant competitor that is able to attain the visual quality level achievable with the RedHawk software. We are currently seeking strategic partners to enhance our ability to compete in this market.

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

Our consolidated research and development expenses for the fiscal years ended October 3, 2004, September 28, 2003 and September 29, 2002 were approximately $2.1 million, $2.7 million and $2.0 million, respectively. These expenditures were in addition to the cost of revenues associated with our customer-sponsored research and development activities. The greater spending level of our own funds on research and development in fiscal 2003, as opposed to fiscal 2002 and fiscal 2004, was largely due to our deployment of underutilized direct personnel to such activities during periods when government contracts were delayed.

We have historically funded our research and development activities primarily through contracts with the federal government and with funds from our public and private stock offerings.

Patents, Trademarks and Licenses

We primarily protect our proprietary technology by seeking to obtain, where practical, patents on the inventions made by our employees. As of October 3, 2004, 69 currently effective U.S. and foreign patents have been issued and other U.S. patent applications are pending. Foreign patent applications corresponding to several of the U.S. patents and patent applications are also pending. Two of these patents, covering early versions of our stacking technology, expire in less than one year. An additional four patents covering early versions of our stacking technology expire in one to three years. The balance of our stacking patents, including those covering the stacking technologies that are the basis of our current products and product developments, have durations ranging from over 4 to 17 years. We also have patents on a variety of collateral technologies that we developed to support, facilitate or utilize our stacking technologies. Those patents have durations ranging from less than one year to 17 years. The patent covering certain circuit technology embodied in Novalog’s products has a remaining duration of over ten years. We cannot assure you that additional patents will issue in the U.S. or elsewhere. Moreover, the issuance of a patent does not carry any assurance of successful application, commercial success or adequate protection. We cannot assure you that our existing patents or any other patent that may issue in the future will be upheld if we seek enforcement of our patent rights against an infringer or that we will have sufficient resources to prosecute our rights. We also cannot assure you that our patents will provide meaningful protection from competition. In addition, if others were to assert that we are using technology covered by patents held by them, we would evaluate the necessity and desirability of seeking a license from the patent holder. We cannot assure you that we are not infringing on other patents or that we could obtain a license if we were so infringing.

The products and improvements that we develop under government contracts are generally subject to royalty-free use by the government for government applications. However, we have negotiated certain “non-space” exclusions in government contracts and have the right to file for patent protection on commercial products which may result from government-funded research and development activities.

In February 1998, we entered into an assignment of patent and intellectual rights agreement with F.K. Eide, a presently retired employee who was formerly our Vice-President. As part of an employment agreement, Mr. Eide assigned to us all rights and interests to five U.S. Provisional Patent Applications owned by him. Those applications subsequently resulted in three issued U.S. Patents assigned to us. In consideration for this assignment, Mr. Eide receives a 1% royalty on the gross sales revenues, if any, of any products incorporating the technology of these patent assignments for the lifetime of these patents.

Certification Standard

In October 2004, our business and quality management systems were certified to be compliant with the International Organization for Standardization ISO 9001:2000 Standard.

Employees

As of December 1, 2004, we had 92 full-time employees and one consultant. Of the full-time employees, 75 were engaged in engineering, production and technical support, four in sales and marketing and 13 in finance and administration. None of our employees is represented by a labor union, and we have experienced no work stoppages due to labor problems. We consider our employee relations to be good.

Item 2.	Properties

We currently occupy leased facilities in Costa Mesa, California for our operations and those of our subsidiaries. These facilities include approximately 40,200 square feet in two separate buildings for which we hold leases terminating in September 2008. Our present monthly rent for this space is approximately $53,900 per month.

Our facilities include laboratories containing clean rooms for operations requiring a working environment with reduced atmospheric particles. We believe that our facilities are adequate for our operations for fiscal 2005.

Item 3.	Legal Proceedings

From February 14, 2002 to March 15, 2002, five purported class action complaints were filed in the United States District Court for the Central District of California against us, certain of our current and former officers and directors, and an officer and director of its former subsidiary Silicon Film Technologies, Inc. By stipulated Order dated May 10, 2002, the Court consolidated these actions. Pursuant to the Order, plaintiffs served an amended complaint on July 5, 2002. The amended complaint alleged that defendants made false and misleading statements about the prospects of Silicon Film during the period January 6, 2000 to September 15, 2001, inclusive. The amended complaint asserted claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and SEC Rule 10b-5, and sought damages of an unspecified amount. Defendants’ time to answer or otherwise respond to the amended complaint was September 2002, at which time the Company filed a motion to dismiss the amended complaint. This motion was heard on May 5, 2003, at which time the Court dismissed the amended complaint, but granted the plaintiffs leave to further amend their complaint within 20 days. The plaintiffs filed a second amended complaint on May 27, 2003, reasserting the claims made previously, primarily on the basis of purported greater particularity. The defendants filed a motion to dismiss the second amended complaint on June 24, 2003. This motion was denied on September 22, 2003, and the defendants filed their answer to the second amended complaint on October 6, 2003, denying all of the substantive allegations of that complaint.

In January 2004, the lead plaintiffs and defendants entered into a memorandum of understanding to settle the litigation for a monetary payment, without admissions as to the merits of either defendants’ or plaintiffs’ position. In June 2004, the Court issued an Order approving settlement of this litigation. The amount of the settlement payment, $3.5 million, was within the Company’s insurance coverage limits and was paid entirely by the Company’s insurance carrier. As a result of the settlement, we believe we have no further liability with respect to this litigation.

In August 2004, a consultant who was engaged by the Company’s iNetworks subsidiary to locate capital for iNetworks filed a lawsuit in Orange County Superior Court for breach of contract against iNetworks and against the Company as the alleged alter ego of iNetworks. In his complaint, the consultant alleges that iNetworks breached a Finder’s Agreement with the consultant and seeks an unspecific amount of damages. In discovery, the consultant claimed that he is owed $5.2 million; however, as the consultant did not raise any capital for iNetworks, the Company believes this case is without merit and intends to vigorously defend this litigation. In September 2004, the Company filed an answer denying all of the allegations contained in the complaint.

We also have been, and may from time to time, become a party to various legal proceedings arising in the ordinary course of our business. For those pending and threatened matters in which we are the defendant, it is the opinion of management that the disposition of these matters will not have a material effect on our consolidated financial position, results of operations or liquidity.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

	High	Low
Fiscal Year Ending October 2, 2005:
First Quarter (through December 1, 2004)	$3.08	$1.88

Fiscal Year Ended October 3, 2004:
First Quarter	$3.84	$1.21
Second Quarter	4.77	2.28
Third Quarter	4.34	2.33
Fourth Quarter	2.63	1.61

Fiscal Year Ended September 28, 2003:
First Quarter	$2.60	$0.77
Second Quarter	1.76	0.93
Third Quarter	2.13	1.06
Fourth Quarter	2.20	1.30

On December 1, 2004, the last sales price for our common stock on the Nasdaq SmallCap Market was $2.369.

On December 1, 2004, there were approximately 584 stockholders of record based on information provided by our transfer agent.

We have never declared or paid cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

We issued 4,500 unregistered shares of common stock to a financial relations firm in July 2004 and an additional 4,500 shares to the same firm in September 2004 as partial consideration for $20,800 worth of services rendered pursuant to a consulting agreement. The issued shares are not subject to registration rights.

The issuance of the common stock described in the previous paragraph was deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Act”), in reliance on Section 4(2) of the Act as transactions by an issuer not involving any public offering.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this report. The consolidated statement of operations data for the fiscal years ended October 3, 2004, September 28, 2003 and September 29, 2002, and the consolidated balance sheet data at October 3, 2004 and September 28, 2003 are derived from audited consolidated financial statements included elsewhere in this report. The consolidated statement of operations data for the fiscal years ended September 30, 2001 and October 1, 2000, and the consolidated balance sheet data at September 29, 2002, September 30, 2001 and October 1, 2000 are derived from audited consolidated financial statements not included in this report. The historical results are not necessarily indicative of results to be expected in any future period.

	Fiscal Year Ended
	October 3, 2004	September 28, 2003	September 29, 2002	September 30, 2001	October 1, 2000
Consolidated Statement of Operations Data:
Total revenues	$13,919,800	$12,642,300	$15,342,300	$10,657,300	$10,769,800
Loss from operations	(4,028,400)	(5,790,500)	(5,926,900)	(16,126,000)	(9,972,400)
Loss from continuing operations	(4,028,400)	(6,345,100)	(6,072,500)	(15,525,500)	(8,994,900)
Gain (loss) from discontinued operations	—	—	35,000	938,000	(6,043,400)
Net loss	(4,166,900)	(6,345,100)	(6,037,500)	(14,587,500)	(15,038,300)
Basic and diluted net loss per common share	$(0.26)	$(0.82)	$(1.06)	$(5.72)	$(7.44)
Weighted average number of shares outstanding	15,799,200	8,958,200	5,694,800	2,549,500	2,201,400
Shares used in computing basic and diluted net loss per share (1)	15,799,200	8,958,200	5,694,800	2,549,500	2,201,400

(1)	Net loss per common share includes, where applicable, cumulative and imputed dividends on preferred stock that have not been declared or paid.

	Fiscal Year Ended
	October 3, 2004	September 28, 2003	September 29, 2002	September 30, 2001	October 1, 2000
Consolidated Balance Sheet Data:
Current assets	$5,478,800	$3,243,200	$4,900,300	$5,024,200	$11,784,900
Current liabilities	2,331,200	3,504,600	6,383,500	5,693,100	3,088,900
Working capital (deficit)	3,147,600	(261,400)	(1,483,200)	(668,900)	8,696,000
Total assets	11,243,000	8,455,600	10,538,550	11,141,650	15,853,850
Long-term debt	156,700	34,700	61,300	180,300	173,800
Stockholders’ equity	8,336,100	4,484,800	3,626,550	4,688,950	7,586,550

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We design, develop, manufacture and sell miniaturized electronic products for defense, security and commercial applications. We also perform customer-funded contract research and development related to these products, mostly for U.S. government agencies or prime contractors. Most of our business relates to application of our proprietary technologies for stacking either packaged or unpackaged semiconductors into more compact three-dimensional forms, which we believe offer volume, power, weight and operational advantages over competing packaging approaches.

Except for fiscal years 1999 through 2001, when we realized significant commercial product sales of wireless infrared tranceivers, we have historically derived a substantial majority of our total revenues from government-funded research and development rather than from product sales. We anticipate that a majority of our total revenues will continue to be derived from government-funded sources in fiscal 2005. To date, our government-funded research and development contracts have largely been early-stage in nature and relatively modest in size, and as a result, our revenues from this source have improved to a limited degree from increases in the U.S. defense budget. However, we are also placing more emphasis on deploying our marketing efforts toward government programs that we believe have potential to lead to production contracts, which we believe to be both larger and more profitable than funded research and development contracts. If we are successful in securing government production contracts, an outcome that we cannot guarantee, our revenues may become more related to changes in U.S. defense budgets. We are also attempting to increase our revenues from product sales by the introduction of new products with commercial applications, in particular stacked computer memory chips. We are currently transitioning into a new generation of such products, with a view to achieving increased sales of such products, but we cannot assure you that we will be able to complete development or successfully launch any such products on a timely basis if at all. We use contract manufacturers to produce these products, and all of our current operations occur at a single, leased facility in Costa Mesa, California.

We have a history of unprofitable operations largely as a result of discretionary investments that we have made to commercialize our technologies and to maintain our technical staff and corporate infrastructure at levels that we believe are required for future growth. Our investments to commercialize our technologies have yet to produce sustainable profitable product sales. With respect to our investments in staff and infrastructure, the advanced technical and multi-disciplinary content of our proprietary technologies places a premium on a stable and well-trained work force. As a result, we tend to maintain our work force even when anticipated government contracts are delayed, a circumstance that occurs with some frequency and that results in under-utilization of our labor force for revenue generation. We believe that this pattern can be overcome by the achievement of greater contract backlog and are seeking growth in our research and development contract revenue to that end. To date, however, we have not yet achieved the level of revenue required to produce profitable operations. Our ability to recover our investments through the cost-reimbursement features of our government contracts are subject to both regulatory and competitive pricing considerations.

In the past, we have had separate operating business units, including our subsidiaries, which were separately managed, with independent product development, marketing and distribution capabilities. However, during fiscal 2003, we consolidated all of our operations to more effectively use our administrative, marketing and engineering resources and to reduce expenses. None of our subsidiaries presently account for more than 10% of our total revenues or total assets or have separate employees or facilities. We have reported our operating results and financial condition in fiscal 2004 segmented only between our research and development business and our product business. We have reclassified our operating results and financial condition for fiscal 2003 and fiscal 2002 to conform to this presentation. See Note 19 to the Consolidated Financial Statements included at the end of this report.

Critical Accounting Estimates

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

Revenue Recognition. Our consolidated total revenues during fiscal 2004 were primarily derived from contracts to develop prototypes and provide research, development, design, testing and evaluation of complex detection and control defense systems. Our research and development contracts are usually cost plus a fixed fee (best effort) or fixed price with billing entitlements based on level of effort expended. For such research and development contracts, revenues are recognized as we incur costs and include applicable fees or profits primarily in the proportion that costs incurred bear to estimated final costs. Upon the initiation of each such contract, a detailed cost budget is established for direct labor, material, subcontract support and allowable indirect costs based on our proposal and the required scope of the contract as may have been modified by negotiation with the customer, usually a U.S. government agency or prime contractor. A program manager is assigned to secure the needed labor, material and subcontract in the program budget to achieve the stated goals of the contract and to manage the deployment of those resources against the program plan. Our accounting department collects the direct labor, material and subcontract charges for each program on a weekly basis and provides such information to the respective program managers and the senior operating management of the Company.

The program managers review and report the performance of their contracts against the respective program plans with our senior operating management, including the President and the Chief Executive Officer, on a monthly basis. These reviews are summarized in the form of estimates of costs to complete the contracts (“ETCs”). If an ETC indicates a potential overrun against budgeted program resources, it is the responsibility of the program manager to re-plan the program in a manner consistent with customer objectives to eliminate such overrun and to secure necessary customer agreement to such re-plan. To mitigate the financial risk of such re-planning, we attempt to negotiate the deliverable requirements of our research and development contracts to allow as much flexibility as possible in technical outcomes. Given the inherent technical uncertainty involved in research and development contracts, in which new technology is being invented, explored or enhanced, such contractual latitude is frequently achievable. When re-planning does not appear possible within program budgets, senior management makes a judgment as to whether we plan to supplement the customer budget with company funds or whether the program statement of work will require the additional resources to be expended to meet contractual obligations. If either determination is made, an accrual for the anticipated contract overrun is recorded based on the most recent ETC of the particular program.

We provide for anticipated losses on contracts by a charge to income during the period in which a potential for loss is first identified. We adjust the accrual for contract losses quarterly based on the review of outstanding contracts. Upon closure of the contracts, any associated accrual of anticipated loss is reduced as the previously recorded obligations are satisfied. Costs and estimated earnings in excess of billings under government contracts are accounted for as unbilled revenues on uncompleted contracts. Unbilled revenues on uncompleted contracts are stated at estimated realizable value.

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

Costs on long-term contracts and programs in progress represent recoverable costs incurred. The marketing of our research and development contracts involves the identification and pursuit of specific government budgets and programs. We are frequently involved in the pursuit of a specific anticipated contract that is a follow-on or related to an existing contract. We often determine that it is probable that a subsequent award will be successfully received, particularly if we can demonstrate continued progress against anticipated technical goals of the projected new program while the government goes through its lengthy process required to allocate funds and award contracts. Accordingly, from time-to-time, we capitalize material, labor and overhead costs expected to be recovered from a probable new contract. Due to the uncertain timing of new or follow-on research and development contracts, we maintain significant reserves for this inventory to avoid overstating its value. We have adopted this practice because we believe that we are typically able to more fully recover such costs under the provisions of government contracts by direct billing of inventory rather than by seeking recovery of such costs through permitted indirect rates, which may be more subject to competitive market pressures.

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

COMPARISON OF FISCAL YEARS ENDED OCTOBER 3, 2004 AND SEPTEMBER 28, 2003

Contract Research and Development Revenue. Contract research and development revenue consists of amounts realized or realizable from funded research and development contracts, largely from U.S. government agencies and government contractors. Contract research and development revenues for fiscal 2004 increased materially over the comparable revenues of fiscal 2003 as shown in the following table:

	Contract Research and Development Revenue	Percentage of Total Revenue
Fiscal 2003	$10,367,900	82%
Dollar increase in fiscal 2004	1,511,800

Fiscal 2004	$11,879,700	85%
Percentage increase for fiscal 2004	15%

Our fiscal 2004 contract research and development revenue of approximately $11.9 million represented a record level of such revenue for us. We believe that this increase was the result of the increasing maturity of our development stage technologies, which has in turn, led to the receipt of more development contracts oriented toward possible eventual production. Typically, such contracts are larger in dollar value than early stage research and development contracts. While we had one such contract, which we referred to as the Jigsaw contract and which was initiated in fiscal 2002, that materially contributed to contract research and development revenue in the first part of fiscal 2003, we received material contributions to contract research and development revenue from more than one such contract in fiscal 2004. This contribution from several relatively mature development contracts in fiscal 2004 not only increased our aggregate contract research and development revenue, it also contributed to less quarterly concentration of such revenue in fiscal 2004 than in fiscal 2003 because of the varying time schedules of the relevant contracts. Approximately 44% of our $10.4 million contract research and development revenue in fiscal 2003 was realized in the first fiscal quarter of that year, largely because of the compressed schedule of the Jigsaw contract that was substantially completed shortly thereafter. While no single contract of such size contributed to fiscal 2004, several multi-million dollar development contracts were underway with varying time schedules during the year, thereby dispersing their contribution to contract research and development revenue over more than one quarter of fiscal 2004. Furthermore, the timing of receipt of the mature development contracts in fiscal 2004 produced growth in contract research and development revenue during the second half of fiscal 2004 as compared to the first half. The percent of fiscal 2004’s research and development revenue realized in the second half of the fiscal year was 60%, essentially reversing the distribution of contract research and development revenue in fiscal 2003 in which 60% of such revenue was realized in the first half of that fiscal year. Based on our existing backlog and notices of pending research and development contract awards, we believe, but cannot guarantee, that this growth in the second half of fiscal 2004 may be an early indication of possible further growth in our contract research and development revenue in fiscal 2005. During fiscal 2004, we sold approximately $152,200 of our previously inventoried labor, material and overhead costs to government contracts. We also wrote off a net of $106,900 of previously inventoried labor, material and overhead costs that we no longer deemed likely of recovery. During the same period, we added new inventoried labor, material and overhead costs of $727,000, net of reserves, in anticipation of potential new contracts in the future resulting in a net increase of $467,400 in our inventoried research and development costs in fiscal 2004. Of the new contract research and development inventory added in fiscal 2004, $329,400 was related to a single existing research and development contract for which we expect, but cannot guarantee, to receive substantial add-on funding in fiscal 2005. The balance of the fiscal 2004 increase was related to a variety of potential contracts related to our chip stacking, image processing and miniaturized infrared camera technologies.

Cost of Contract Research and Development Revenue. Cost of contract research and development revenue consists of labor, subcontractor and vendor expenses directly incurred in support of research and development contracts, plus associated indirect expenses permitted to be charged pursuant to the relevant contracts. Our cost of contract research and development revenue for fiscal 2004 as compared to fiscal 2003 is shown in the following table:

	Cost of Contract Research and Development Revenue	Percentage of Contract Research and Development Revenue
Fiscal 2003	$7,790,200	75%
Dollar decrease in fiscal 2004	(4,300)

Fiscal 2004	$7,785,900	66%

To a large extent, the nearly equal absolute cost of contract research and development revenue in fiscal 2003 and fiscal 2004, despite the 15% increase in such revenue in fiscal 2004, was another result of the different mix of contracts in the two fiscal years. The terms of the Jigsaw contract that had such a material effect in fiscal 2003 provided us with limited margins on two large subcontracts we issued under that program. Contracts in fiscal 2004 did not have such restrictive terms and provided us with rate recovery on subcontract expenses more consistent with our historical experience, improving our gross margin on contract revenues. Additionally, in fiscal 2004, the technical milestones that we had achieved in our prior development contracts and internally funded research and development allowed us to change our guidelines for managing our research and development contracts to place greater emphasis on financial performance, rather than prioritizing technical objectives beyond those required by contracts in order to support our marketing for future business. This change, in turn, allowed us to reduce our accrued reserve for potential losses on ongoing research contracts from $358,500 at September 28, 2003 to $34,600 at October 3, 2004, a reduction of $323,900, or 90%. The reduction in the accrual contributed to an approximate 3% decrease in our cost of contract research and development percentage from fiscal 2003.

Product Sales. Product sales are largely comprised of revenues derived from sales of chips, modules, stacked chip products and chip stacking services. Product sales for fiscal 2004 and fiscal 2003 are shown in the following table:

	Product Sales	Percentage of Total Revenue
Fiscal 2003	$2,212,700	18%
Dollar decrease in fiscal 2004	(255,300)

Fiscal 2004	$1,957,400	14%
Percentage decrease for fiscal 2004	12%

The decline in our product sales for fiscal 2004 primarily reflected a decrease in our sales of wireless infrared receiver products, which was offset in part by an increase in our sales of stacked memory products. Sales of our stacked memory products in fiscal 2004 were $1,393,900, an increase of $442,700 from the $951,200 of such sales in fiscal 2003. The fiscal 2004 improvement in stacked memory product sales reflected the initial stages of our planned expansion into commercial customer accounts, which started to produce sales which were additive to our historical aerospace customer base, primarily in the latter part of the fiscal year. Our sales of wireless infrared products declined from $975,700 in fiscal 2003 to $233,100 in fiscal 2004, a reduction of $742,600 that more than offset the increase in sales of stacked memory products, thereby contributing to the overall decline of our product sales in fiscal 2004. The reduction in sales of wireless infrared products was largely a result of the further erosion of sales of our infrared transceivers for use in personal digital assistants made by palmOne. We are currently qualifying a new generation of products intended to improve the economics and performance features of our wireless infrared transceivers for potential use in both personal digital assistants and cell phones, but we cannot guarantee that this new generation of products will increase our product sales in this area. We currently do not have any design wins for these new products.

Cost of Product Sales. Cost of product sales consists of labor, subcontractor and vendor expenses directly incurred in the manufacture of products sold, plus related overhead expenses. Our cost of product sales for fiscal 2004 and fiscal 2003 is shown in the following table:

	Cost of Product Sales	Percentage of Product Sales
Fiscal 2003	$2,375,600	107%
Dollar decrease in fiscal 2004	(361,100)

Fiscal 2004	$2,014,500	103%

Because of the reduction in product sales in fiscal 2004, the cost of product sales in fiscal 2004 was also reduced. However, the reduction in fiscal 2004 cost of product sales was proportionally greater than the reduction of product sales itself, resulting in a modest improvement in cost of sales as a percentage of product sales in fiscal 2004. This modest improvement was also a reflection of the changed product mix between fiscal 2003 and fiscal 2004. Our month-to-month arrangement with our contract manufacturing source for stacked memory products during fiscal 2003 and fiscal 2004 called for a monthly minimum charge of $30,000, regardless of volume. The increase in sales of stacked memory products in fiscal 2004 allowed us to fully absorb our minimum monthly charges for most months of fiscal 2004, a circumstance that did not exist in fiscal 2003. While this increase in sales volume was not yet sufficient to achieve the economies of scale required for aggregate gross profitability of stacked memory sales, it did reduce the negative margins on those sales. In contrast, the fiscal 2004 sales of our wireless infrared products produced the opposite effect, both because of higher unit costs associated with lower volume and with increases in manufacturing expenses of older products. We had aggregate positive gross margins on our wireless infrared product sales in fiscal 2003. However, two of our older wireless infrared products became uneconomic in fiscal 2004 because of competitive price pressure and increasing test expenses. As a result, our fiscal 2004 cost of product sales includes $87,100 of inventory impairment charges that we recorded when we determined that the expense of testing these wireless infrared products for shipment could no longer be recovered within market pricing. Accordingly, we discontinued offering these particular products in fiscal 2004. The effect of this write-down and margin shrinkage on our other wireless infrared products partially offset the improved gross margins on our stacked memory sales, producing the aggregate modest improvement in fiscal 2004 cost of product sales as a percentage of product sales.

General and Administrative Expense. General and administrative expense consists of labor, subcontractor and vendor expenses not directly related to the production of revenue or to internally funded research and development. This includes such internal expenses as executive, administrative, financial and marketing labor and labor-related expenses and such external expenses as legal and accounting. Fiscal 2004 general and administrative expense increased from fiscal 2003 general and administrative expense as shown in the following table:

	General and Administrative Expense	Percentage of Total Revenue
Fiscal 2003	$5,598,800	44%
Dollar increase in fiscal 2004	468,400

Fiscal 2004	$6,067,200	44%
Percentage increase for fiscal 2004	8%

The largest element of the fiscal 2004 increase in general and administrative expense was $225,900 of general and administrative labor and labor benefit costs, largely the result of our approximate 8% growth in number of employees over the course of the year. Additionally, we incurred $161,300 more expenses related to our selling, marketing, bid and proposal activities in fiscal 2004 than we did in fiscal 2003 to support our plans for revenue growth. We also incurred $82,000 more expense related to the non-cash, stock contribution to our Non-Qualified Deferred Compensation Plan in fiscal 2004 than fiscal 2003. These increases were offset by various decreases in expenses in fiscal 2004, the largest of which was a reduction of $148,400 in general and administrative service expenses, which was the net effect of a number of modest decreases in such services as financial consultants and software maintenance offset by increases in legal and accounting expenses largely related to regulatory requirements. We expect an increase in our general and administrative expense in fiscal 2005 because of a further increase in accounting expenses as a result of implementation of the requirements associated with Sarbanes-Oxley.

Research and Development Expense. Research and development expense consists of labor, subcontractor and vendor expenses directly incurred in support of internally funded research and development projects, plus associated overhead expenses. Research and development expense in fiscal 2004 decreased from research and development expense in fiscal 2003 as shown in the following table:

	Research and Development Expense	Percentage of Total Revenue
Fiscal 2003	$2,668,200	21%
Dollar decrease in fiscal 2004	(587,600)

Fiscal 2004	$2,080,600	15%
Percentage decrease for fiscal 2004	22%

This fiscal 2004 decrease in research and development expense was primarily the result of the reduced availability of direct labor for internally funded research projects in that period. We use the same technical staff for both internal and contractually-funded research and development projects, and we prioritize the deployment of this labor to revenue-producing projects whenever possible. Because of the previously discussed quarterly distribution of contract research and development revenue in fiscal 2003 and fiscal 2004, this resulted in more discretionary direct labor being deployed to internally funded research and development projects in fiscal 2003 than fiscal 2004.

Net Loss. Largely due to the increase in our contract research and development revenue and the increased gross profit and indirect expense absorption resulting therefrom, our net loss in fiscal 2004 was substantially reduced as shown in the following table:

Net loss
Fiscal 2003	$6,345,100
Decrease in fiscal 2004	(2,178,200)

Fiscal 2004	$4,166,900
Percentage decrease in fiscal 2004	34%

To a significant degree, we were able to achieve this percentage of reduced net loss in fiscal 2004 because of more efficient use of our direct labor resources, rather than reduction of non-labor indirect expenses. This improvement in efficiency was due both to the increase in funded research and development contracts and the more diverse mix of such contracts in fiscal 2004 as compared to fiscal 2003. Our technical staff and infrastructure in fiscal 2003 was sized to support our overall operations, which during the first part of that year included completion of the large Jigsaw contract awarded in the second half of fiscal 2002. Since our technical staff is highly trained and difficult to replace, we elected to retain most of that staff once the Jigsaw contract was completed in order to support pending new government contracts that we expected to receive in the balance of fiscal 2003. Many of those contracts were delayed, resulting in under-utilization of our technical staff on funded contracts and corresponding increases in labor categories of indirect expense in the balance of fiscal 2003, thereby increasing our net loss. In fiscal 2004, contract research and development revenue was not yet at the level required to fully support our technical staff and related infrastructure, but in every fiscal quarter it was greater than contract research and development revenue of any fiscal quarter of fiscal 2003, except for the first fiscal quarter of fiscal 2003 which included approximately $3.6 million of revenue from the Jigsaw contract. Furthermore, the greater diversity of contracts underway in fiscal 2004 tended to spread out the demand on our various technical disciplines. As a result, in fiscal 2004 we were able to achieve an approximate 22% improvement in the average number of contract research and development revenue producing hours achieved by our technical staff. This allowed us to generate substantial additional contract research and development revenue with limited additional labor expense. We believe that additional improvement in the revenue production efficiency of our

3technical staff is possible if anticipated additional government contracts are received in fiscal 2005, an outcome that we cannot guarantee.

In addition to improved efficiency of labor use, we did not experience the same level of contribution to net loss resulting from disposal of capital equipment in fiscal 2004 as we experienced in fiscal 2003. We incurred $369,400 of non-operating expense in fiscal 2003 due to the cancellation of an equipment purchase order and impairment write-downs of subsidiary assets after our reorganization. In fiscal 2004, we only incurred $46,400 of comparable expense due to equipment obsolescence. Also, as a result of our improved liquidity during fiscal 2004, we incurred only $88,600 of interest expense during the fiscal year as compared to $182,400 of such expense in fiscal 2003, thereby further reducing our net loss.

The net loss is net of the allocation of a portion of the loss from operations attributable to minority ownership interests of consolidated subsidiaries. In fiscal 2004, the consolidated amount of minority interest loss allocation was $12,500, of which $4,600 was attributable to RedHawk and $7,900 was attributable to Novalog. This aggregate minority loss allocation was $4,600 more than the aggregate $7,900 allocated minority interest of fiscal 2003.

COMPARISON OF FISCAL YEARS ENDED SEPTEMBER 28, 2003 AND SEPTEMBER 29, 2002

Contract Research and Development Revenue. Contract research and development revenues for fiscal 2003 and fiscal 2002 are shown in the following table:

	Contract Research and Development Revenue	Percentage of Total Revenue
Fiscal 2002	$10,561,500	69%
Dollar decrease in fiscal 2003	(193,600)

Fiscal 2003	$10,367,900	82%
Percentage increase for fiscal 2003	2%

Although total contract research and development revenue was substantially similar in fiscal years 2002 and fiscal 2003, the time phasing of that revenue was not. Contract research and development revenue in the second half of fiscal 2002 and the first half of fiscal 2003 were both increased over other periods of the respective fiscal years by the $9.6 million Jigsaw contract, awarded in fiscal 2002 to develop an airborne laser-based sensor. Approximately $4.4 million of fiscal 2003 contract research and development revenue was recognized in the first half of fiscal 2003 from the substantial completion of the Jigsaw contract. We received new research and development contracts in fiscal 2003 in an aggregate amount of approximately $7.3 million, but not early enough in the fiscal year to sustain the level of research and development contract activity established by the Jigsaw contract in fiscal 2002 that continued in the first part of fiscal 2003. During fiscal 2003, we sold approximately $69,200 of our previously inventoried labor, material and overhead costs to government contracts. We also wrote off a net of $265,000 of previously inventoried labor, material and overhead costs that we no longer deemed likely of recovery. During the same period, we added new inventoried labor, material and overhead costs of $155,300, net of reserves, in anticipation of new contracts in the future resulting in a net decrease of $178,900 in our inventoried research and development costs in fiscal 2003. Of the new contract research and development inventory added in fiscal 2003,$66,500 is related to our miniaturized infrared camera technology, with the balance related to our chip stacking and image processing technologies.

Cost of Contract Research and Development Revenue. Our cost of contract research and development revenue for fiscal 2003 and fiscal 2002 is shown in the following table:

	Cost of Contract Research and Development Revenue	Percentage of Contract Research and Development Revenue
Fiscal 2002	$7,752,100	73%
Dollar increase in fiscal 2003	38,100

Fiscal 2003	$7,790,200	75%

Included in the net increase in cost of contract research and development revenue in fiscal 2003 was the effect of a decrease of $85,700, or approximately 19%, in our accrued reserve for potential losses on ongoing research contracts, from $442,200 at September 29, 2002 to $358,500 at September 28, 2003. This fiscal 2003 reduction was largely the result of the changed maturity mix of contracts at the two dates. At September 29, 2002, our research and development contract backlog was substantially composed of contracts that had relatively short periods of performance remaining. Because of this time horizon, our discretion to re-plan contract resource allocation to reduce or eliminate losses before contract completion was limited. As a result, for most contracts we had already made the final management decisions that would determine the contract outcomes at September 29, 2002. Some of those decisions involved irreversible commitments to probable losses, and we established our reserves to reflect those likely outcomes. On the other hand, at September 28, 2003, our research and development contract backlog was substantially composed of contracts that had only been underway for six months or less. We, therefore, had more discretion remaining in the management of these programs and our reserves for losses at September 28, 2003, while allowing for some conservatism in profit potential due to possible future management decisions, have less reserve for unavoidable program losses at completion. The specific contract reserves are all based on the estimates of program managers of the future effort required to achieve desired technical objectives.

Product Sales. Product sales for fiscal 2003 and fiscal 2002 are shown in the following table:

	Product Sales	Percentage of Total Revenue
Fiscal 2002	$4,641,700	30%
Dollar decrease in fiscal 2003	(2,429,000)

Fiscal 2003	$2,212,700	18%
Percentage decrease for fiscal 2003	52%

Approximately $1,049,500 of the aggregate decrease in product sales in fiscal 2003 was due to further decline in the sales of wireless infrared receiver products sold by our Novalog subsidiary, most of which have historically been intended for use in products of palmOne, formerly known as Palm Computing. Novalog’s fiscal 2003 product sales were $975,700 as compared to $2,025,300 in fiscal 2002, adjusted to exclude $49,200 of other Novalog fiscal 2002 revenue realized from sales tax refunds. Approximately $876,100 of the fiscal 2003 decrease in total product sales was due to decline in the sale of our stacked memory products. This decline was primarily the result of delays in the introduction of new products and delays in expected reorders from L-3 Communications, our largest customer for stacked memory products in the last several fiscal years. L-3 Communications’ programs that utilize our stacked memory products are funded by government agencies, and we believe were exposed to similar procurement delays as were experienced in our research and development business. The product sales of our UCR chip also declined 63% in fiscal 2003 to $296,900, from product sales of $792,200 in fiscal 2002, which accounted for most of the balance of the decline in total product sales. The decline in UCR product sales in fiscal 2003 was largely the result of our fiscal 2003 reorganization in which performance of the on-going customization of the UCR chip for a specific customer was transferred to our research and development staff, and the revenues for such activity were reclassified as contract research and development instead of product sales.

Cost of Product Sales. Our cost of product sales for fiscal 2003 and fiscal 2002 is shown in the following table:

	Cost of Product Sales	Percentage of Product Sales
Fiscal 2002	$4,048,800	87%
Dollar decrease in fiscal 2003	(1,673,200)

Fiscal 2003	$2,375,600	107%

The fiscal 2003 decrease in cost of product sales, as measured in absolute dollars, was the result of the corresponding decrease in product sales in fiscal 2003. The increase in cost of product sales in fiscal 2003 as a percentage of product sales was largely the result of reduced sales volume absorbing less of the fixed direct costs associated with the sales of stacked memory products and UCRs. For most months of fiscal 2003, we did not exceed the monthly sales volume at which our monthly minimum charges from our contract manufacturing source for stacked memory products were fully absorbed. With respect to UCR products, the fixed direct cost that was not fully absorbed due to lower volumes was depreciation. Novalog’s unit volume of products shipped in fiscal 2003 was approximately 54% of its unit volume shipped in fiscal 2002, accounting for the 52% reduction in Novalog’s product sales from fiscal 2003 to fiscal 2002.

General and Administrative Expense. Fiscal 2003 general and administrative expense was substantially decreased from fiscal 2002 general and administrative expense as shown in the following table:

	General and Administrative Expense	Percentage of Total Revenue
Fiscal 2002	$7,476,600	49%
Dollar decrease in fiscal 2003	(1,877,800)

Fiscal 2003	$5,598,800	44%
Percentage decrease for fiscal 2003	25%

The largest component of the decrease in general and administrative expense in fiscal 2003 was a reduction of $968,000 in salary and related benefit costs. The second largest component of the decrease was a reduction of $402,600 in service costs, primarily a reduction in legal expenses due to the settlement of a lawsuit in October 2002 and satisfaction of the retention in fiscal 2002 under our directors and officers insurance policy, resulting in the fiscal 2003 legal expenses of defending the class action litigation being borne by our insurance carrier. General and administrative expense reductions in other categories ranged from $2,500 to $154,300, reflecting our overall thrust to reduce indirect expenses throughout our operations. As a percentage of total revenues, general and administrative expense was approximately 44% in fiscal 2003 compared to 49% in fiscal 2002.

Research and Development Expense. Research and development expense in fiscal 2003 increased as shown in the following table:

	Research and Development Expense	Percentage of Total Revenue
Fiscal 2002	$1,991,700	13%
Dollar increase in fiscal 2003	676,500

Fiscal 2003	$2,668,100	21%
Percentage increase for fiscal 2003	34%

This net increase in research and development expense for fiscal 2003 was after a reduction of research and development expense in subsidiaries of $669,800 in fiscal 2003, to $70,900. However, this decrease in subsidiary research and development simply reflected our fiscal 2003 reorganization to make our technical resources available throughout the Company, rather than being duplicated in various business units. Accordingly, internal research and development programs related to subsidiary products and technologies were largely conducted in fiscal 2003 by our technical staff that also undertakes our contract research and development business. Unlike fiscal 2002, in which the increase in our funded contract research and development left little discretionary resources available for internally funded research and development, fiscal 2003 exhibited periods of reduced direct utilization of technical staff due to delays in receipt of government contract awards. During such periods, we elected to retain most of our technical staff and utilized them on internally funded research and development programs, resulting in the fiscal 2003 increase in such expense. As a percentage of revenues, R&D accounted for approximately 21% in fiscal 2003 compared to 13% in fiscal 2002.

Net Loss. Due to our continuing reductions in aggregate indirect operating expenses, our net loss in fiscal 2003 was close to that of fiscal 2002, as shown in the following table, even though total revenues in fiscal 2003 were $2.7 million less than in fiscal 2002.

Net loss
Fiscal 2002	$6,037,500
Increase in fiscal 2003	307,600

Fiscal 2003	$6,345,100
Percentage increase in fiscal 2003	5%

Since $369,400 of net loss in fiscal 2003 was attributable to loss on disposal of capital equipment, an item that was not present in fiscal 2002, the loss before disposal of capital equipment was $61,800 less in fiscal 2003 than fiscal 2002. The fiscal 2003 disposal loss largely resulted from the cancellation of a large laboratory equipment purchase and impairment write-downs of subsidiary assets after our reorganization. The consolidated fiscal 2003 net loss includes losses at MSI and

iNetWorks of approximately $255,600 and $37,300, respectively, improvements of $671,300 and $241,200, respectively, over the fiscal 2002 losses of these development stage subsidiaries. This aggregate $912,500 improvement in the loss of these two subsidiaries was largely the result of our 2003 reorganization that eliminated duplicate technical and administrative resources in all business units. Novalog had a loss of $228,500 in fiscal 2003, a reduction of $1,040,000 from its fiscal 2002 loss of $1,268,500. The fiscal 2003 improvement in Novalog loss was also largely the result of our reorganization, but it additionally included an improvement of $189,300 due to better product margins. RedHawk realized a fiscal 2003 profit of $13,200 as compared to a fiscal 2002 loss of $161,800, due both to our reorganization and to the shift of RedHawk’s development and marketing activities to a licensee. Of the remaining approximate $5.8 million net loss in fiscal 2003 that was not due to subsidiaries, approximately $4.7 million was largely attributable to the delayed receipt of new government research and development contracts. As discussed above, our staffing and infrastructure that we had in place to support our overall operations was not fully absorbed by our other research and development contracts once the Jigsaw contract was essentially completed early in the second quarter of fiscal 2003. However, at that point in time, we had also been advised of the pending status of several new government contracts that were expected to require much of our then underutilized technical staff. Accordingly, we retained the bulk of our technical staff and supporting infrastructure, pending the receipt of the new contracts later in fiscal 2003, and sustained significant losses as a result. We had anticipated that we would be able to absorb some of these excess expenses from margins on sales of newly introduced stacked memory products, but delays in the launch of these products effectively eliminated such products as a source of material revenue and indirect expense absorption in fiscal 2003. Furthermore, these product delays also resulted in net losses of $1,145,600 in our stacked memory product sales for fiscal 2003. These sales were conducted in MPD through the first three fiscal quarters of fiscal 2003 and were integrated with the operations of ATD in the fourth fiscal quarter as a result of our reorganization.

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

Liquidity and Capital Resources

Our liquidity as measured by both our consolidated cash and cash equivalents and our working capital was materially improved at October 3, 2004, the end of fiscal 2004, as compared to our liquidity at September 28, 2003, the end of fiscal 2003, as shown in the following table:

	Cash and cash equivalents	Working Capital
September 28, 2003	$1,166,800	$(261,400)
Increase in fiscal 2004	897,300	3,409,000

October 3, 2004	$2,064,100	$3,147,600

These improvements were largely due to our $6,982,300 of net cash proceeds in fiscal 2004 from financing activities, which more than offset uses of cash resulting from our net loss and capital expenditures for the fiscal year. Of these net cash proceeds, $4,174,000 resulted from the issuance of common stock and common stock warrants in two private placements and $2,866,400 resulted from the exercise of common stock warrants and options. These financing proceeds were offset by a use of $58,100 for principal payments on capital leases.

Additionally, in the second half of fiscal 2004, our operational use of cash was reduced significantly because of increases in that period in our funded contract research and development revenue from government contracts. Under the typical terms of our government contracts, we are allowed to bill and recover not only our direct costs incurred on these contracts, but portions of our indirect expenses as well, based on negotiated indirect expense rates. These negotiated rates are affected by market considerations in that we must propose terms that we believe are competitive in order to secure the contract awards in the first place. However, since our indirect expenses increase much less than our direct costs with increases in our contract research and development revenue, such revenue increases result in an increasing proportion of our indirect expenses being recovered through our government contracts pursuant to our negotiated rates. This phenomenon was very visible in the second half of fiscal 2004, a period in which increases in our contract research and development revenue contributed to our net operational use of cash declining to $584,200 from $3,591,800 of net operational use of cash in the first half of fiscal 2004, resulting in a total $4,176,000 of operational use of cash for the full fiscal year.

Our $4,176,000 net use of cash in operating activities in fiscal 2004 was very close to our $4,166,900 net loss for the year, despite the fact that our operating expenses for the fiscal year which contributed to that net loss included non-cash expenses of $1,591,200 from depreciation and amortization and $983,800 of stock contributions to our employee retirement plans. This aggregate of nearly $2.6 million in non-cash expenses was substantially offset by various uses of cash resulting from our growth in contract research and development revenue, particularly in the last fiscal quarter of the year. The increase in our accounts receivable alone accounted for $883,500 operational use of cash in fiscal 2004. Since most of our receivables are the result of government contracts, either directly as a prime contractor or indirectly as a subcontractor, this increase did not reflect a correspondingly greater risk of collection, but rather was largely the result of growth in contract research and development revenues in the last few months of fiscal 2004, with associated receivables collections not anticipated until the early portion of fiscal 2005. Similarly, our unbilled revenues on uncompleted contracts increased by $332,500 in fiscal 2004, another operational use of cash directly related to the increase in our contract research and development revenue late in the fiscal year. We also used cash operationally in fiscal 2004 due to the $90,900 increase in our inventory that was largely related to pre-contract expenditures associated with new research and development contracts and funding increments anticipated early in fiscal 2005. In terms of adjustments that related to our operating use of cash in fiscal 2004, we had a $323,900 decrease in accrued loss on contracts that contributed to a reduction in our fiscal 2004 net loss, but did not result in a corresponding improvement in our operational use of cash, since this accrual related to potential future use of cash, not use during the current period. We also had a $309,000 decrease in accounts payable in fiscal 2004, as we used cash to substantially improve the aging of invoices from suppliers in anticipation of receipt of new contracts that we believe we require us to increase our level of subcontract and consultant support. Our deferred revenue decreased by $251,700 in fiscal 2004 primarily due to receipt of new contracts that allowed us to realize revenue for which we had already received cash. We also had a $403,200 decrease in advance billings on uncompleted contracts in fiscal 2004, but this adjustment was largely a timing effect related to the milestones of various contracts and not directly related to the growth in contract research and development revenue.

We used a net of $1,909,000 of cash in investing activities during fiscal 2004, of which the largest component was $1,766,200 for the acquisition of capital facilities and equipment. Of this amount, $664,000 was for equipment, $8,200 was for leasehold improvements, $61,900 was for software programs, and $1,032,100 was for construction in progress. Of the construction in progress, approximately $723,500 was related to our stacking products and technologies and approximately $291,100 was related to our infrared cameras, with the balance applicable to our general operations. In addition, we used $153,500 of cash in fiscal 2004 to invest in patents. These uses of cash were modestly offset by a $10,700 decrease in our restricted cash resulting from distribution of an insurance policy deposit. If our revenues continue to grow in the future, an outcome that we are seeking, but cannot guarantee, we anticipate that our capital expenditures will likely grow from the level experienced in fiscal 2004.

We believe, but cannot guarantee, that our government-funded contract business will grow in fiscal 2005, and will therefore be an improved source of liquidity through both operating margins and the recovery of indirect costs as permitted under government contracts. This belief stems from our visibility into budgetary decisions of various government agencies and our present backlog. At October 3, 2004, our funded backlog was approximately $3,010,900 compared to $3,195,100 at September 28, 2003, substantially all of which resulted in revenue in fiscal 2004. We similarly expect that substantially all of our funded backlog at October 3, 2004 will result in revenue in fiscal 2005. Moreover, subsequent to October 3, 2004, we received several contract awards that, in the aggregate, are expected to materially contribute to fiscal 2005 total revenue. In addition, our government contracts typically include unfunded backlog, which is funded when the previously funded amounts have been expended. As of November 21, 2004, our total backlog was $8,040,000.

Contracts with government agencies may be suspended or terminated by the government at any time, subject to certain conditions. Similar termination provisions are typically included in agreements with prime contractors. Since our inception, we have experienced such termination of our contracts on three occasions, the latest of which was April 1999. We cannot assure you that we will not experience suspensions or terminations in the future. Any such termination, if material, could cause a disruption of our revenue stream, adversely affect our liquidity and results of operations and could result in employee layoffs.

We also believe, but cannot guarantee, that our revenues from product sales will grow in fiscal 2005. Initially, we believe this growth will likely use rather than generate cash because of the time lag between the expenses incurred to manufacture the products and the collection of the receivables generated by shipments of those products.

We currently believe that our working capital and liquidity at October 3, 2004 is adequate to support substantial growth in our product sales in fiscal 2005, but there may be product sales growth opportunities in fiscal 2005 that could place demands on our working capital that would require external infusion of working capital through financing. We cannot guarantee that such financing would be available on a timely basis, or at all, or on terms that would be acceptable.

Contractual Obligations and Commitments

The following table summarizes the Company’s contractual obligations as of October 3, 2004.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Long-term debt	$—	$—	$—	$—	$—
Capital leases	309,300	138,400	167,200	3,700	—
Operating leases	2,631,600	662,600	1,969,000	—	—
Purchase obligations	—	—	—	—	—
Other long term	—	—	—	—	—

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

We have historically generated substantial losses, which, if continued, could make it difficult to fund our operations or successfully execute our business plan, and could adversely affect our stock price. Since our inception, we have generated net losses in most of our fiscal periods. We experienced net losses of approximately $4.2 million for the fiscal year ended October 3, 2004, $6.3 million for the fiscal year ended September 28, 2003 and $6.0 million for the fiscal year ended September 29, 2002. In recent years, much of our losses were incurred as a result of our significant investments in our development stage operating subsidiaries or their related technologies. While we have significantly reduced our investment in our subsidiaries and their technologies and consolidated our operations with a corresponding reduction in our net losses, we cannot assure you that we will be able to achieve or sustain profitability on a quarterly or annual basis in the future. In addition, because a large portion of our expenses are fixed, we generally are unable to reduce expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. For example, we experienced contract delays in the fiscal year ended September 28, 2003 and, to a lesser degree, in the fiscal year ended October 3, 2004 that resulted in unanticipated additional operating expenses to keep personnel on staff while the contracts were pending with no corresponding revenues. Such factors could cause us to continue to experience net losses in future periods, which will make it difficult to fund our operations and achieve our business plan, and could cause the market price of our common stock to decline.

We may need to raise additional capital in the future, and additional funds may not be available on terms that are acceptable to us, or at all. In addition to our significant net losses in recent periods, we have experienced negative cash flows from operations in the amount of approximately $4.2 million for the fiscal year ended October 3, 2004, approximately $3.8 million for the fiscal year ended September 28, 2003 and approximately $1.4 million for the fiscal year ended September 29, 2002. To offset the effect of these negative operational cash flows, we have historically funded our operations through multiple equity financings, and to a lesser extent through receivable financing. We engaged in various financing transactions in fiscal years 2004, 2003 and 2002, which when combined with the exercise of warrants and options, raised aggregate net proceeds of approximately $15.3 million. During fiscal years 2004, 2003 and 2002, we also issued shares of our common stock in various non-cash transactions to retire payables and expenses and to convert preferred stock. The net amount of common stock we issued in that three fiscal year period was in excess of 14.5 million shares, resulting in significant dilution to our existing stockholders.

At October 3, 2004, we had working capital of approximately $3.1 million, only the fourth fiscal period (including the immediately preceding three quarters) that we have reported positive working capital since December 2000. However, we cannot guarantee that we will be able to generate sufficient funds from our operations to meet our future working capital needs, particularly if anticipated growth opportunities emerge. Accordingly, we anticipate that we may need to raise additional capital in the future. We cannot assure you that any additional capital will be available on a timely basis, on acceptable terms, or at all. Future financings may require stockholder approval, which may not be obtainable. If we are not able to obtain additional capital as may be required, our business, financial condition and results of operations could be materially and adversely affected.

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

If we are not able to increase our contract research and development revenue, we may not be able to fully absorb our labor and indirect expenses, making it more difficult to achieve or sustain profitability. We believe that our losses in recent years have largely resulted from a combination of insufficient contract research and development revenue to support our technical staff, amplified by the effects of discretionary investments that we have made in an attempt to commercialize our technologies. Since our technical staff is highly skilled and our technologies are generally advanced, we are not able to rapidly adjust our labor-related expenses to reflect changes in our contract research and development revenue base. As a result, we have historically retained a mix of technical staff capabilities that we believe will be necessary to support future requirements associated with our desired growth. This level of staff has typically experienced under-utilization for revenue production. If we are unable to break this chronic pattern through growth in our contract research and development revenue, we will be dependent on growth in our product sales to fully support our expenses, an outcome that we cannot guarantee.

If we are not able to commercialize our technology, we may not be able to increase our revenues or achieve or sustain profitability. Since commencing operations, we have developed technology, principally under government research contracts, for various defense-based applications. Contract research and development revenue accounted for approximately 69% of our total revenues for the fiscal year ended September 29, 2002, approximately 82% of our total revenues for the fiscal year ended September 28, 2003 and approximately 85% of our total revenues for the fiscal year ended October 3, 2004. However, since our margins on government contracts are generally limited, and our revenues from such contracts are tied to government budget cycles and influenced by numerous political and economic factors beyond our control, and are subject to our ability to win additional contracts, our long-term prospects of realizing significant returns from our technology or achieving and maintaining profitability will likely also require penetration of commercial markets. In prior years, we have made significant investments to commercialize our technologies without significant success. These efforts included the purchase and later shut down of the IBM cubing line, the formation of the Novalog, MSI, Silicon Film, RedHawk and iNetWorks subsidiaries and the development of various stacked-memory products intended for military, aerospace and commercial markets. While these changes have developed new revenue sources, they have not yet resulted in consolidated profitability to date, and a majority of our total revenues for the fiscal years ended September 29, 2002 and September 28,

2003 and October 3, 2004 were still generated from contract research and development. Only our Novalog subsidiary has experienced periods of profitability, and that subsidiary is not currently profitable primarily due to the decline in the sales of its products for use in personal digital assistants, the largest historical end use application of Novalog’s products.

We are currently focusing on introducing a line of stacked memory products incorporating Ball Grid Array, or BGA, attachment technology because we believe emerging commercial demand exists for such products. We are currently dedicating significant development resources and funding to pursue the commercialization of our BGA stacking technology, a process that involves technical risk. If our perceptions about market demand are incorrect or we fail to successfully complete development, introduce and achieve market penetration for these products, our total revenues may not be sufficient to fully absorb our present indirect expenses and achieve profitability. We cannot assure you that our BGA products or our other current or contemplated products will achieve broad market acceptance in commercial marketplaces, and if they do not, our business, results of operations and financial condition will be materially and adversely affected.

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

Our stock price has been subject to significant volatility. You may not be able to sell your shares of common stock at or above the price you paid for them. The trading price of our common stock has been subject to wide fluctuations in the past. Since January 2000, our common stock has traded at prices as low as $0.75 per share and as high as $375.00 per share (after giving effect to the 1-for-20 reverse stock split effected in September 2001). We may not be able to increase or sustain the current market price of our common stock in the future. As such, you may not be able to resell your shares of common stock at or above the price you paid for them. The market price of the common stock could continue to fluctuate or decline in the future in response to various factors, including, but not limited to:

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

Our government-funded research and development business depends on a limited number of customers, and if any of these customers terminate or reduce their contracts with us, or if we cannot obtain additional government contracts in the future, our revenues will decline and our results of operations will be adversely affected. For fiscal 2004, approximately 25% of our total revenues were realized from SAIC, a government contractor, 17% of our total revenues were realized from contracts with the U.S. Army and 17% were realized from contracts with the Defense Advanced Research Projects Agency, otherwise known as DARPA. We also received approximately 6% of our total revenues in that period from L-3 Communications, a government contractor. Although we ultimately plan to shift our focus to include the commercialization of our technology, we expect to continue to be dependent upon research and development contracts with federal agencies and their contractors for a substantial portion of our revenues for the foreseeable future. Our dependency on a few contract sources increases the risks of disruption in this area of our business or significant fluctuations in quarterly revenue, either of which could adversely affect our consolidated revenues and results of operations.

Because we currently depend on government contracts and subcontracts, we face additional risks related to contracting with the federal government, including federal budget issues and fixed price contracts. General political and economic conditions, which cannot be accurately predicted, directly and indirectly may affect the quantity and allocation of expenditures by federal agencies. Even the timing of incremental funding commitments to existing, but partially funded, contracts can be affected by these factors. Therefore, cutbacks or re-allocations in the federal budget could have a material adverse impact on our results of operations as long as research and development contracts remain an important element of our business. Obtaining government contracts may also involve long purchase and payment cycles, competitive bidding, qualification requirements, delays or changes in funding, budgetary constraints, political agendas, extensive specification development and price negotiations and milestone requirements. Each government agency also maintains its own rules and regulations with which we must comply and which can vary significantly among agencies. Governmental agencies also often retain some portion of fees payable upon completion of a project and collection of these fees may be delayed for several months or even years, in some instances. In addition, an increasing number of our government contracts are fixed price contracts, which may prevent us from recovering costs incurred in excess of its budgeted costs. Fixed price contracts require us to estimate the total project cost based on preliminary projections of the project’s requirements. The financial viability of any given project depends in large part on our ability to estimate such costs accurately and complete the project on a timely basis. In fiscal 2004, we completed fixed-price contracts with an approximate aggregate value of $3.7 million. We experienced approximately $227,500 in losses on those contracts, representing approximately 6% of the aggregate funded amount. At October 3, 2004, we had ongoing fixed-price contracts with an approximate unrealized aggregate value of $2.5 million. While fixed-price overruns in fiscal 2004 were largely discretionary in nature, we may not be able to achieve or improve upon this performance in the future since each contract has its own unique technical and schedule risks. In the event our actual costs exceed the fixed contractual cost, we will not be able to recover the excess costs.

Some of our government contracts are also subject to termination or renegotiation at the convenience of the government, which could result in a large decline in revenue in any given quarter. Although government contracts have provisions providing for the reimbursement of costs associated with termination, the termination of a material contract at a time when our funded backlog does not permit redeployment of our staff could result in reductions of employees. In April 1999, we experienced the termination of one of our contracts, but this termination did not result in the non-recovery of costs or layoff of employees. We also have had to reduce our staff from time-to-time because of fluctuations in our funded government contract base. In addition, the timing of payments from government contracts is also subject to significant fluctuation and potential delay, depending on the government agency involved. Any such delay could result in a temporary shortage in our working capital. Since nearly 70% of our total revenues in fiscal 2002, approximately 83% of our total revenues in fiscal 2003 and approximately 82% of our total revenues in fiscal 2004 were derived directly or indirectly from government contracts, these risks can significantly affect our business, results of operations and financial condition.

The significant military operations in the Middle East or elsewhere may require diversions of government research and development funding, thereby causing disruptions to our contracts or otherwise adversely impact our revenues. In the near term, the funding of U.S. military operations in Iraq or elsewhere may cause disruptions in funding of government contracts. Since military operations of such magnitude are not routinely included in U.S. defense budgets, supplemental legislative funding actions are required to finance such operations. Even when such legislation is enacted, it may not be adequate for ongoing operations, causing other defense funding sources to be temporarily or permanently diverted. Such diversion could produce interruptions in funding or delays in receipt of our research and development contracts, causing disruptions and adverse effects to our operations. In addition, concerns about international conflicts, the lingering effects of September 11, 2001 and other terrorist and military activity have resulted in a continuing downturn in worldwide economic conditions. These conditions make it difficult for our customers to accurately forecast and plan future business opportunities, in turn making it difficult for us to plan our current and future allocation of resources and increasing the risks that our results of operations could be adversely effected.

Significant sales of our common stock in the public market will cause our stock price to fall. As of October 3, 2004, we had approximately 17.8 million shares of common stock outstanding, substantially all of which were freely tradable, other than restrictions imposed upon our affiliates. The average trading volume of our shares in September 2004, however, was only approximately 73,500 shares per day. Accordingly, the freely tradable shares are significantly greater in number than the daily average trading volume of our shares. If the holders of the freely tradable shares were to sell a significant amount of our common stock in the public market, the market price of our common stock would likely decline. If we raise additional capital in the future through the sale of shares of our common stock to private investors, we may agree to register these shares for resale on a Form S-3 registration statement as we have done in the past. Upon registration, these additional shares would become freely tradable once sold in the public market, assuming the prospectus delivery and other requirements were met by the seller, and, if significant in amount, such sales could further adversely affect the market price of our common stock.

Our stock price could decline because of the potentially dilutive effect of recent and future financings. At October 3, 2004, we had approximately 17.8 million shares of common stock outstanding as compared to approximately 12.9 million outstanding at September 28, 2003, resulting in dilution to our existing stockholders. Of the shares of common stock issued in this interval, approximately 1.8 million were the result of the exercise of “in the money” warrants and options. Additionally, in December 2003, we sold 1.0 million shares of our common stock and five-year warrants to purchase up to 250,000 shares of our common stock for an exercise price of $2.20 per share in a private placement for net proceeds of approximately $1.7 million. In June 2004, we sold an additional approximate 1.2 million shares of our common stock and five-year warrants to purchase up to 373,300 shares of our common stock for an exercise price of $2.99 per share in a private placement for net proceeds of approximately $2.5 million. Any additional equity financings or exercise of “in the money” warrants and options in the future could also result in dilution to our stockholders.

Our common stock may be delisted from the Nasdaq SmallCap Market if our stock price declines further or if we cannot maintain Nasdaq’s listing requirements. In such case, the market for your shares may be limited, and it may be difficult for you to sell your shares at an acceptable price, if at all. Our common stock is currently listed on the Nasdaq SmallCap Market. Among other requirements, to maintain this listing, our common stock must continue to trade above $1.00 per share. In July 2001, our stock had failed to meet this criterion for over 30 consecutive trading days. As a result, in accordance with Marketplace Rule 4310(c)(8)(B), we were notified by Nasdaq that we had 90 calendar days or until October 2001 to regain compliance with this Rule by reestablishing a sales price of $1.00 per share or greater for ten consecutive trading days. To regain compliance, we sought and received approval from our stockholders to effect a 1-for-20 reverse split of our common stock that became effective in September 2001, resulting in re-compliance by the Nasdaq deadline. However, subsequent to the reverse split, our common stock has, at various times, traded close to or below the $1.00 per share minimum standard, and we cannot assure you that the sales price of our common stock will continue to meet Nasdaq’s minimum listing standards. At December 1, 2004, the closing sales price of our common stock on the Nasdaq SmallCap Market was $2.369 per share.

In addition to the price requirement, we must also meet at least one of the three following additional standards to maintain our Nasdaq listing: (1) maintenance of stockholders’ equity at $2.5 million or greater, (2) maintenance of our market capitalization in excess of $35 million as measured by market prices for trades executed on Nasdaq, or (3) net income from continuing operations of $500,000 in the latest fiscal year or two of the last three fiscal years. In July 2001, Nasdaq notified us that we were deficient with respect to all of these additional standards based on our financial statements as of April 1, 2001. In August 2001, Nasdaq advised us that, based on updated information, we had reestablished compliance with the $35 million market capitalization standard. However, the subsequent decline in the price of our common stock resulted in another deficiency notice from Nasdaq in August 2001. At that time, we did not comply with either the market capitalization standard or the stockholders’ equity standard. However, based solely on improvements in our stockholders’ equity resulting from the net gain of approximately $0.9 million realized from the discontinuance of operations of our Silicon Film subsidiary in September 2001, we were able to meet the minimum stockholders’ equity standard and reestablish compliance in November 2001. As of October 3, 2004, we had stockholders’ equity of approximately $8.3 million and a market capitalization of approximately $36.5 million. Although we are currently in compliance with Nasdaq’s listing maintenance requirements, we cannot assure you that we will be able to maintain our compliance with these requirements in the future. If we fail to meet these or other listing requirements, our common stock could be delisted, which would eliminate the primary market for your shares of common stock. As a result, you may not be able to sell your shares at an acceptable price, if at all. In addition, such delisting may make it more difficult or expensive for us to raise additional capital in the future since we may no longer qualify to register shares for resale on a Form S-3 registration statement.

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

If we are not able to adequately protect or enforce our patent or other intellectual property rights, our ability to compete in our target markets could be materially and adversely affected. We believe that our success will depend, in part, on the strength of our existing patent protection and the additional patent protection that we may acquire in the future. As of October 3, 2004, we held 52 U.S. patents and 17 foreign patents and had other patent applications pending before the U.S. Patent and Trademark Office as well in as various foreign jurisdictions. It is possible that any existing patents or future patents, if any, could be challenged, invalidated or circumvented, and any right granted under these patents may not provide us with meaningful protection from competition. Despite our precautions, it may be possible for a third party to copy or otherwise obtain and use our products, services or technology without authorization, to develop similar technology independently or to design around our patents. In addition, we treat technical data as confidential and generally rely on internal nondisclosure safeguards, including confidentiality agreements with employees, and on laws protecting trade secrets, to protect proprietary information. We cannot assure you that these measures will adequately protect the confidentiality of our proprietary information or that others will not independently develop products or technology that are equivalent or superior to ours.

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

We must continually adapt to unforeseen technological advances, or we may not be able to successfully compete with our competitors. We operate in industries characterized by rapid and continuing technological development and advancements. Accordingly, we anticipate that we will be required to devote substantial resources to improve already technologically complex products. Many companies in these industries devote considerably greater resources to research and development than we do. Developments by any of these companies could have a materially adverse effect on us if we are not able to keep up with the same developments. Our future success will depend on our ability to successfully adapt to any new technological advances in a timely manner, or at all.

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

The financial statements, together with the report thereon of Grant Thornton LLP dated December 2, 2004, as listed under Item 15, appear in a separate section of this report beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in timely alerting them to the material information related to us (or our consolidated subsidiaries) required to be included in the reports we file or submit under the Securities Exchange Act of 1934.

(b) Changes to Internal Control over Financial Reporting. During the most recent completed fiscal quarter covered by this report, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

(a) Directors, Executive Officers and Related Information. The information under the caption “Proposal One: Election of Directors,” “Executive Officers” and “Corporate Governance,” appearing in the Proxy Statement for the 2005 Annual Meeting of Stockholders, is incorporated herein by reference.

(b) Compliance with Section 16(a) of the Exchange Act. The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” appearing in the Proxy Statement for the 2005 Annual Meeting of Stockholders is incorporated herein by reference.

(c) Code of Ethics. We have adopted a code of ethics and conduct that applies to all of our employees including our principal executive officer, our principal financial and accounting officer, and all members of our finance department performing similar functions. The full text of our code of ethics and conduct is posted on our web site at http://www.irvine-sensors.com under the Investors section. We intend to disclose future amendments to certain provisions of our code of ethics and conduct, or waivers of such provisions, applicable to our directors and executive officers, at the same location on our web site identified above. The inclusion of our web site address in this report does not include or incorporate by reference the information on our web site into this report.

Upon request, we will provide without charge to any person who so requests, a copy of our code of ethics and conduct. Requests for such copies should be submitted to the Corporate Secretary, at Irvine Sensors Corporation, 3001 Red Hill Avenue, Bldg. 3-108, Costa Mesa, California or by telephone at (714) 549-8211.

Item 11.	Executive Compensation

The information under the captions “Proposal One: Election of Directors – Director Compensation” and “Executive Compensation and Other Information,” appearing in the Proxy Statement for the 2005 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the caption “Ownership of Securities,” appearing in the Proxy Statement for the 2005 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

The information under the caption “Related Party Transactions,” appearing in the Proxy Statement for the 2005 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information under the caption “Proposal Three: Ratification of Independent Auditors,” appearing in the Proxy Statement for the 2005 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	(1) Financial Statements

See Index to Consolidated Financial Statements on page F-1

(2)	Financial Statement Schedules:

Schedule II, Valuation and Qualifying Accounts, is filed as part of this Form 10-K on page F-27. All other schedules have been omitted because they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits

The following is a list of the exhibits encompassed in this Annual Report on Form 10-K:

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of the Registrant, as amended and currently in effect (1)

3.3	By-laws, as amended and currently in effect (2)

10.1*	1991 Stock Option Plan (3)

10.2*	1995 Stock Option Plan (4)

10.3*	1999 Stock Option Plan (5)

10.4*	2000 Non-Qualified Stock Option Plan (6)

10.5*	2001 Stock Option Plan (7)

10.6*	2001 Non-Qualified Stock Option Plan (8)

10.7*	2001 Compensation Plan (9)

10.8*	2003 Stock Incentive Plan as amended March 3, 2004 (10)

10.9*	Deferred Compensation Plan

10.10	Government Contract W15P7T-04-C-P001 dated October 30, 2003 (11)

10.11	Modification P00002 to Government Contract MDA972-03-C-0052, effective 17 February 2004 (12)

10.12	Subcontract Agreement 4400087423, effective March 19, 2004 (13)

10.13	Government Contract FA8650-04-C-7120, dated May 28, 2004 (14)

10.14	CACI Technologies, Inc. Subcontract No. 601-04-S-0226 dated August 9, 2004

10.15	Subscription Agreement dated as of March 27, 2003 by and between the Registrant and Securities Trust Company TTEE Irvine Sensors Corporation Cash or Deferred & Stock Bonus Plan Ret. Plan FBO: John Carson (15)

10.16	Warrant dated as of March 27, 2003 issued to the Securities Trust Company TTEE Irvine Sensors Corporation Cash or Deferred & Stock Bonus Plan Ret. Plan FBO: John Carson (16)

10.17	Subscription Agreement dated as of April 29, 2003 by and between the Registrant and Securities Trust Company TTEE Irvine Sensors Corporation Cash or Deferred & Stock Bonus Plan Ret. Plan FBO: John Carson (17)

10.18	Form of Indemnification Agreement between the Registrant and its directors and officers (18)

10.19	Lease Agreement for premises at 3001 Redhill Avenue, Bldg. 3, Costa Mesa, California, effective October 1, 2003 (19)

10.20	Lease Agreement for premises at 3001 Redhill Avenue, Bldg. 4, Suite 200, Costa Mesa, California, effective October 1, 2003 (20)

10.21	Lease Agreement for premises at 3001 Redhill Avenue, Bldg. 4, Suite 109, Costa Mesa, California, effective October 1, 2003 (21)

21.1	Subsidiaries of the Registrant

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 1991.

(2)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Report on Form 8-K filed September 1, 2004.

(3)	Incorporated by reference to Part II of Pre-effective Amendment No. 2 to the Form S-2 filed with the Commission on July 9, 1992 (Registration No. 33-47977).

(4)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-72201), filed February 11, 1999.

(5)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-94071), filed January 4, 2000.

(6)	Incorporated by reference to the Registrant’s Definitive Proxy Statement for the March 7, 2001 Annual Meeting of Stockholders.

(7)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2001.

(8)	Incorporated by reference to Exhibit 10.5 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2002.

(9)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-76756), filed January 15, 2002.

(10)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2004.

(11)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2003.

(12)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2004.

(13)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2004.

(14)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2004.

(15)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2003.

(16)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2003.

(17)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2003.

(18)	Incorporated by reference to Exhibit 10.9 filed with the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended October 1, 2000.

(19)	Incorporated by reference to Exhibit 10.18 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003.

(20)	Incorporated by reference to Exhibit 10.19 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003.

(21)	Incorporated by reference to Exhibit 10.20 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003.

*	Denotes management contract or compensatory plan or arrangement

(b)	Exhibits

The exhibits filed as part of this report are listed in Item 15(a)(3) of this Form 10-K.

(c)	Financial Statement Schedules

The Financial Statement Schedules required by Regulation S-X and Item 8 of this Form are listed in Item 15(a)(2) of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRVINE SENSORS CORPORATION

By:	/s/ Robert G. Richards
Robert G. Richards
Chief Executive Officer
(Principal Executive Officer)
Dated: December 13, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Robert G. Richards	/s/ John J. Stuart, Jr.
Robert G. Richards	John J. Stuart, Jr.
Chief Executive Officer and Director	Chief Financial Officer and Secretary
(Principal Executive Officer)	(Principal Financial and
Dated: December 13, 2004	Chief Accounting Officer)
Dated: December 13, 2004

/s/ Mel R. Brashears	/s/ Joseph Carleone
Mel R. Brashears, Chairman of the Board	Joseph Carleone, Director
Dated: December 13, 2004	Dated: December 13, 2004

/s/ John C. Carson	/s/ Marc Dumont
John C. Carson, Director	Marc Dumont, Director
Dated: December 13, 2004	Dated: December 13, 2004

/s/ Thomas M. Kelly	/s/ Clifford Pike
Thomas M. Kelly, Director	Clifford Pike, Director
Dated: December 13, 2004	Dated: December 13, 2004

/s/ Chris Toffales
Chris Toffales, Director
Dated: December 13, 2004

IRVINE SENSORS CORPORATION

Irvine Sensors Corporation

Consolidated Balance Sheets

	October 3, 2004	September 28, 2003
Assets
Current assets:
Cash and cash equivalents	$2,064,100	$1,166,800
Restricted cash	43,500	54,200
Accounts receivable, net of allowance for doubtful accounts of $85,000 and $57,700, respectively	1,327,000	443,500
Unbilled revenues on uncompleted contracts	930,600	598,100
Inventory, net	980,100	932,100
Other current assets	133,500	48,500

Total current assets	5,478,800	3,243,200
Equipment, furniture and fixtures, net	4,926,500	4,417,600
Patents and trademarks, net	748,300	707,400
Deposits	89,400	87,400

Total assets	$11,243,000	$8,455,600

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,320,000	$1,620,600
Accrued expenses	824,500	806,100
Accrued loss on contracts	34,600	358,500
Advance billings on uncompleted contracts	33,800	437,000
Deferred revenue	—	251,700
Capital lease obligations – current portion	118,300	30,700

Total current liabilities	2,331,200	3,504,600
Capital lease obligations, less current portion	156,700	34,700
Minority interest in consolidated subsidiaries	419,000	431,500

Total liabilities	2,906,900	3,970,800

Commitments and contingencies (Note 12)	—	—
Stockholders’ Equity:
Preferred stock, $0.01 par value, 500,000 shares authorized;
Series E convertible preferred stock, 0 and 2,083 shares outstanding	—	—
Common stock, $0.01 par value, 80,000,000 shares authorized; 17,806,300 and 12,947,700 shares issued and outstanding	178,100	129,500
Common stock warrants; 1,508,100 and 2,065,600 warrants outstanding	—	—
Common stock held by Rabbi Trust	(482,000)	(250,000)
Deferred compensation liability	482,000	250,000
Paid-in capital	118,285,100	110,315,500
Accumulated deficit	(110,127,100)	(105,960,200)

Total stockholders’ equity	8,336,100	4,484,800

	$11,243,000	$8,455,600

See Accompanying Notes to Consolidated Financial Statements

Irvine Sensors Corporation

Consolidated Statements of Operations

	Fiscal Year Ended
	October 3, 2004	September 28, 2003	September 29, 2002
Revenues:
Contract research and development revenue	$11,879,700	$10,367,900	$10,561,500
Product sales	1,957,400	2,212,700	4,641,700
Other revenue	82,700	61,700	139,100

Total revenues	13,919,800	12,642,300	15,342,300

Cost and expenses:
Cost of contract research and development revenue	7,785,900	7,790,200	7,752,100
Cost of product sales	2,014,500	2,375,600	4,048,800
General and administrative expense	6,067,200	5,598,800	7,476,600
Research and development expense	2,080,600	2,668,200	1,991,700

	17,948,200	18,432,800	21,269,200

Loss from operations	(4,028,400)	(5,790,500)	(5,926,900)
Interest expense	(88,600)	(182,400)	(230,400)
Interest and other income	3,900	5,100	10,100
Loss on disposal and impairment of assets	(46,400)	(369,400)	—

Loss from continuing operations before minority interest and provision for income taxes	(4,159,500)	(6,337,200)	(6,147,200)
Minority interest in loss of subsidiaries	12,500	7,900	112,200
Provision for income taxes	(19,900)	(15,800)	(37,500)

Loss from continuing operations	(4,166,900)	(6,345,100)	(6,072,500)

Discontinued operations:
Gain on disposal of subsidiary	—	—	35,000

Gain from discontinued operations	—	—	35,000

Net loss	$(4,166,900)	$(6,345,100)	$(6,037,500)

Imputed dividend on Series E stock issued	—	(1,013,100)	—
Net loss applicable to common stockholders	$(4,166,900)	$(7,358,200)	$(6,037,500)
Per share information:
Loss from continuing operations	$(0.26)	$(0.82)	$(1.07)
Gain from discontinued operations	—	—	0.01

Basic and diluted net loss per common share	$(0.26)	$(0.82)	$(1.06)

Weighted average number of shares outstanding	15,799,200	8,958,200	5,694,800

See Accompanying Notes to Consolidated Financial Statements

Irvine Sensors Corporation

Consolidated Statement of Stockholders’ Equity

	Common Stock Shares Issued		Common Stock Warrants Issued	Preferred Stock Shares Issued		Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Number	Amount	Number	Number	Amount
Balance at September 30, 2001	3,305,300	33,100	223,250	6,600	50	97,220,300	(92,564,500)	4,688,950

Sale of common stock and common stock units	1,665,000	16,700	—	—	—	2,238,300	—	2,255,000
Common stock issued to employee retirement plan	571,700	5,700	—	—	—	704,300	—	710,000
Common stock issued to pay operating expenses	1,412,400	14,100	—	—	—	1,797,300	—	1,811,400
Common stock options exercised	73,500	700	—	—	—	83,900	—	84,600
Common stock warrants issued	—	—	873,000	—	—	114,100	—	114,100
Common stock warrants expired	—	—	(1,450)	—	—	—	—	—
Net loss	—	—	—	—	—	—	(6,037,500)	(6,037,500)

Balance at September 29, 2002	7,027,900	70,300	1,094,800	6,600	50	102,158,200	(98,602,000)	3,626,550

Sale of common stock and common stock units	3,480,800	34,800	—	—	—	4,017,500	—	4,052,300
Sale of preferred stock	—	—	—	10,000	100	1,046,000	—	1,046,100
Conversion of preferred stock to common stock	791,100	7,900	—	(14,500)	(150)	(7,750)	—	—
Common stock issued to employee retirement plans	734,000	7,300	—	—	—	954,900	—	962,200
Common stock issued to pay operating expenses	132,000	1,300	—	—	—	188,400	—	189,700
Common stock issued to settle minority interest	25,000	300	—	—	—	27,450	—	27,750
Common stock options exercised	159,600	1,600	—	—	—	175,900	—	177,500
Common stock warrants exercised	597,300	6,000	(597,300)	—	—	685,600	—	691,600
Common stock options issued to service providers	—	—	—	—	—	56,200	—	56,200
Common stock warrants issued	—	—	1,568,100	—	—	—	—	—
Imputed value of Series E conversion option	—	—	—	—	—	1,013,100	(1,013,100)	—
Net loss	—	—	—	—	—	—	(6,345,100)	(6,345,100)

Balance at September 28, 2003	12,947,700	129,500	2,065,600	2,100	—	$110,315,500	$(105,960,200)	4,484,800

Sale of common stock and common stock units	2,244,300	22,400	—	—	—	4,151,600	—	4,174,000
Conversion of preferred stock to common stock	166,700	1,700	—	(2,100)	—	(1,700)	—	—
Common stock issued to employee retirement plans	632,300	6,300	—	—	—	950,700	—	957,000
Common stock issued to pay operating expenses	9,000	100	—	—	—	20,700	—	20,800
Common stock options exercised	653,500	6,600	—	—	—	740,400	—	747,000
Common stock warrants exercised	1,152,800	11,500	(1,152,800)	—	—	2,107,900	—	2,119,400
Common stock warrants issued	—	—	623,300	—	—	—	—	—
Common stock warrants expired	—	—	(28,000)	—	—	—	—	—
Net loss	—	—	—	—	—	—	(4,166,900)	(4,166,900)

Balance at October 3, 2004	17,806,300	$178,100	1,508,100	—	$—	$118,285,100	$(110,127,100)	$8,336,100

See Accompanying Notes to Consolidated Financial Statements

Irvine Sensors Corporation

Consolidated Statements of Cash Flows

	Fiscal Year Ended
	October 3, 2004		September 28, 2003		September 29, 2002
Cash flows from operating activities:
Loss from continuing operations		$(4,166,900)		$(6,345,100)		$(6,072,500)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	$1,591,200		$1,486,500		$1,381,600
Non-cash incentive common stock warrants issued	—		56,200		114,200
Provision for obsolete inventory	42,900		105,800		410,900
Accrued interest on marketable securities	—		(100)		(300)
Loss on disposal and impairment of assets	46,400		369,400		1,800
Non-cash employee retirement plan contributions	983,800		945,000		710,000
Minority interest in net loss of subsidiaries	(12,500)		(7,900)		(112,100)
Common stock issued to pay operating expenses	20,800		189,700		1,811,400
Write-off of employee advances	—		—		42,200
(Increase) decrease in accounts receivable	(883,500)		1,638,200		74,100
(Increase) decrease in unbilled revenues on uncompleted contracts	(332,500)		50,400		(114,000)
Decrease in employee advances	—		—		174,700
Increase in inventory	(90,900)		(99,900)		(234,700)
(Increase) decrease in other current assets	(85,000)		52,100		(30,200)
(Increase) decrease in other assets	(2,000)		11,000		3,800
(Decrease) increase in accounts payable and accrued expenses	(309,000)		(2,660,500)		849,100
Decrease in accrued loss on contracts	(323,900)		(85,700)		(477,000)
(Decrease) increase in advance billings on uncompleted contracts	(403,200)		293,200		139,400
(Decrease) increase in deferred revenue	(251,700)		208,600		(108,400)

Total adjustments		(9,100)		2,552,000		4,636,500

Net cash used in operating activities		(4,176,000)		(3,793,100)		(1,436,000)
Cash flows from investing activities:
Capital facilities and equipment expenditures	(1,766,200)		(1,233,000)		(737,100)
Acquisition of patents	(153,500)		(208,100)		(168,400)
Decrease (increase) in restricted cash	10,700		—		(35,200)
Proceeds from liquidation of certificate of deposit	—		400,000		—
Proceeds from sales of marketable securities	—		—		156,900

Net cash used in investing activities		(1,909,000)		(1,041,100)		(783,800)
Cash flows from financing activities:
Net proceeds from issuance of preferred stock and common stock warrants	—		1,046,100		—
Net proceeds from issuance of common stock and common stock warrants	4,174,000		4,052,300		2,255,000
Proceeds from options and warrants exercised	2,866,400		869,100		84,500
Proceeds from line of credit	—		—		464,000
Payments on line of credit	—		(400,000)		(264,000)
Proceeds from notes payable	—		—		200,000
Principal payments of notes payable	—		(150,000)		(50,000)
Principal payments of capital leases	(58,100)		(112,800)		(188,600)

Net cash provided by financing activities		6,982,300		5,304,700		2,500,900
Net cash provided by discontinued operations		—		—		35,000

Net increase in cash and cash equivalents		897,300		470,500		316,100
Cash and cash equivalents at beginning of period		1,166,800		696,300		380,200

Cash and cash equivalents at end of period		$2,064,100		$1,166,800		$696,300

Non-cash investing and financing activities:
Equipment financed with capital leases		$267,700		$—		$2,500
Imputed dividend on Series E convertible preferred stock issued		—		1,013,100		—
Common stock issued to settle minority interest		—		27,800		—
Common stock issued to retire indebtedness		—		—		1,811,400
Settlement of capital lease obligation with accounts payable		—		—		113,000
Supplemental cash flow information:
Cash paid for interest		$80,700		$162,000		$228,700

See Accompanying Notes to Consolidated Financial Statements

Irvine Sensors Corporation

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Company Operations. The accompanying consolidated financial statements have been prepared for Irvine Sensors Corporation (“ISC”) and its subsidiaries (collectively the “Company”) on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company generated net losses of $6,345,100 and $4,166,900 in the 52 weeks ended September 28, 2003 (“fiscal 2003”) and the 53 weeks ended October 3, 2004 (“fiscal 2004”), respectively. However, the Company had working capital of $3,147,600 at October 3, 2004, an increase of $3,409,000 in working capital since September 28, 2003. This outcome was achieved largely due to cash proceeds from the Company’s sales of its common stock and additional cash proceeds from the follow-on effects of prior equity financing, principally the exercise of warrants, that have allowed the Company to improve its working capital position even after using cash in its operations. Management believes, but cannot assure, that the Company will be able to raise additional working capital through equity financings, if required, to fund its operations for at least the next twelve months. Furthermore, the Company’s operational use of cash was substantially reduced in the second half of fiscal 2004, largely as a result of increased contract research and development revenue in that period. Management believes, but cannot assure, that contract research and development revenue is likely to increase further in fiscal 2005, thereby further improving operational cash flow. At October 3, 2004, the Company had total stockholders’ equity of $8,336,100.

Management believes that the Company’s losses in recent years have resulted from a combination of insufficient contract research and development revenue to support the Company’s skilled and diverse technical staff believed to be necessary to support exploitation of the Company’s technologies, amplified by the effects of discretionary investments to commercialize a wide variety of those technologies, frequently through subsidiaries. The Company has not yet been successful in most of these commercialization activities, nor has it been able to raise sufficient capital to fund the future development of many of these technologies. Accordingly, the Company has sharply curtailed the breadth of its commercialization investments, particularly in its subsidiaries, and instead has focused on the near-term commercialization of its chip stacking product business. Based upon backlog and notices of awards from government agencies, management believes that growth in the Company’s contract research and development business in fiscal 2005 will contribute to increased recovery of its indirect expenses through permitted contract billing rates and that commercialization of its chip stacking business can provide the necessary margins to absorb indirect expenses that are not fully recovered through its government research and development contract business. Late in fiscal 2004, the Company achieved commercial qualification and initial production orders for one of its stacked chip products. Management has developed an operating plan to manage costs in line with estimated total revenues for fiscal 2005, including contingencies for cost reductions if projected revenue growth is not fully realized. Accordingly, management believes that the Company’s operations will generate sufficient cash to meet its continuing obligations for the foreseeable future. However there can be no assurance that projected revenue growth will occur or that the Company will successfully implement its plans. Additionally, if the Company requires additional equity financing to meet its working capital needs, there can be no assurance that suitable financing will be available on acceptable terms, on a timely basis, or at all.

Consolidation. The consolidated financial statements include the accounts of ISC and its subsidiaries, Novalog, Inc., MicroSensors, Inc. (“MSI”), RedHawk Vision Systems, Inc., iNetWorks Corporation, 3D Microelectronics, Inc. and 3D MicroSystems, Inc. Silicon Film Technologies, Inc. (“Silicon Film”), a former subsidiary of the Company, was dissolved in fiscal 2001 and is reported as discontinued operations. 3D Microelectronics and 3D Microsystems are shell corporations and do not have material assets, liabilities or operations. All significant intercompany transactions and balances have been eliminated in the consolidation.

Fiscal Year. The Company’s fiscal year ends on the Sunday nearest September 30. Fiscal 2004 ended on October 3, 2004 and included 53 weeks, a fiscal year duration that is repeated once every seven years. Fiscal 2003 ended on September 28, 2003, and fiscal 2002 ended on September 29, 2002 (“fiscal 2002”). Fiscal 2002 and fiscal 2003 both included 52 weeks. Fiscal 2005 will include 52 weeks and will end on October 2, 2005.

Use of Estimates. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The Company believes its estimates of inventory reserves and estimated costs to complete contracts, as further discussed below, to be the most sensitive estimates impacting financial position and results of operations in the near term.

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

From time –to time, the Company capitalizes material, labor and overhead costs expected to be recovered from a probable new contract. Due to the uncertain timing of new or follow-on research and development contracts, the Company maintains significant reserves for this inventory to avoid overstating its value. The Company has adopted this practice because it is typically able to more fully recover such costs under the provisions of government contracts by direct billing of inventory rather than by seeking recovery of such costs through permitted indirect rates.

Estimated Costs to Complete and Accrued Loss on Contracts. The Company reviews and reports on the performance of its contracts against their respective plans. These reviews are summarized in the form of estimates of costs to complete the contracts (“ETCs”). ETCs include management’s current estimates of remaining amounts for direct labor, material, subcontract support and allowable indirect costs based on each contract’s completion status and either the current or re-planned future technical requirements under the contract. If an ETC indicates a potential overrun against budgeted program resources, it is management’s responsibility to revise the program plan in a manner consistent with customer objectives to eliminate such overrun and to secure necessary customer agreement to such revision. To mitigate the financial risk of such re-planning, the Company attempts to negotiate the deliverable requirements of its research and development contracts to allow as much flexibility as possible in technical outcomes. When re-planning does not appear possible within program budgets, an accrual for contract overrun is recorded based on the most recent ETC of the particular program. In fiscal 2004, we changed our operational processes to assign an increased level of accountability for contract financial performance to the contract’s program manager.

During fiscal 2004, the Company reduced its accrued loss on existing government contracts by $323,900. This reduction reflects a change in its estimate (excluding contingencies), which management believes more adequately reflects ETCs for the contracts based on their completion status, current and future technical requirements under the programs and the program managers’ increased level of accountability.

Revenues. The Company’s total revenues during fiscal 2002, fiscal 2003 and fiscal 2004 were primarily derived from contracts to develop prototypes and provide research, development, design, testing and evaluation of complex detection and control defense systems. The Company’s research and development contracts are usually cost plus fixed fee, which require the Company’s good faith performance of a statement of work within overall budgetary constraints, but with latitude as to resources utilized, or fixed price level of effort, which require the Company to deliver a specified number of labor hours in the performance of a statement of work. Revenues for such contracts are recognized as costs are incurred and include applicable fees or profits primarily in the proportion that costs incurred bear to estimated final costs. Costs and estimated earnings in excess of billings under government contracts are accounted for as unbilled revenues on uncompleted contracts. The Company provides for anticipated losses on contracts by a charge to income during the period in which a loss is first identified. The accrual for contract losses is adjusted quarterly based on a review of outstanding contracts. Unbilled revenues on uncompleted contracts are stated at estimated realizable value.

United States government contract costs, including indirect costs, are subject to audit and adjustment by negotiations between the Company and government representatives. Indirect contract costs have been agreed upon through fiscal 2001. Contract revenues have been recorded in amounts that are expected to be realized upon final determination of allowable direct and indirect costs for the affected contracts. (See also Note 12).

The Company’s revenues derived from product sales in fiscal 2002, fiscal 2003 and fiscal 2004 were primarily the result of shipments of memory stack products and shipments of Novalog’s wireless infrared chips and modules. Production orders for memory stacks and Novalog’s products are generally priced in accordance with the Company’s established price list. The Company’s product businesses largely ship to OEM manufacturers. Revenues are recorded when products are shipped. Terms are FOB shipping point. Wireless infrared products are generally shipped with a 90-day warranty, but the Company has experienced minimal returns of these products. RedHawk is the licensor of a shrink-wrapped software product that has also experienced minimal returns. Other products have been shipped for developmental and qualification use or have not been sold under formal warranty terms. The Company does not offer contractual price protection on any of its products. Accordingly, the Company does not presently maintain any reserves for returns under warranty or post-shipment price adjustment.

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

Accounting for Stock-Based Compensation. The Company accounts for stock-based employee compensation as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and, effective June 29, 2003, has adopted Statement of Financial Accounting Standards (“SFAS”) 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”) that supercedes SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). SFAS 148 requires pro forma disclosures of net income (loss) and net income (loss) per share as if the fair value based method of accounting for stock-based awards had been applied for employee grants. It also requires disclosure of option status on a more prominent and frequent basis. Such disclosure for the three fiscal years ended October 3, 2004 is presented immediately below, adjusted to reflect the 1-for-20 reverse stock split effected in September 2001. The Company accounts for stock options and warrants issued to non-employees based on the fair value method, but has not elected this treatment for grants to employees. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period.

	No. of Shares	Range of Exercise Prices	Weighted Average Exercise Price
Options outstanding at September 30, 2001	146,200	$20.00 to $63.44	$31.07
Granted	1,555,700	0.77 to 1.20	1.09
Exercised	(73,600)	1.15 to 1.15	1.15
Cancelled	(105,900)	1.15 to 59.10	9.77
Expired	(16,400)	20.00 to 39.60	30.15

Options outstanding at September 29, 2002	1,506,000	$0.77 to $63.44	$3.13
Granted	1,183,300	0.86 to 1.70	1.27
Exercised	(159,600)	0.86 to 1.35	1.11
Cancelled	(69,200)	0.86 to 59.10	1.97
Expired	(18,300)	27.19 to 38.44	31.52

Options outstanding at September 28, 2003	2,442,200	$0.77 to $63.44	$2.21
Granted	1,317,300	1.32 to 3.62	3.12
Exercised	(653,500)	0.77 to 1.56	1.14
Cancelled	(71,000)	1.04 to 59.10	1.65
Expired	(19,700)	20.60 to 59.10	43.31

Options outstanding at October 3, 2004	3,015,300	$0.77 to $63.44	$2.53

The exercise prices of the options granted during the three fiscal years ended October 3, 2004 as presented above, were equal to the closing price of the Company’s common stock at the date of grant. Additionally, included in the table above is an option to purchase 75,000 shares that was granted to a non-employee consultant during the fiscal year ended September 28, 2003. The fair value of this option, calculated using the Black-Scholes option-pricing model, was $56,200, which has been included in general and administrative expense for fiscal 2003.

A summary of outstanding options exercisable under the Company’s 1991, 1995, 1999, 2000, 2001 and 2003 Qualified and Non-Qualified Plans at October 3, 2004 is shown below.

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price - Outstanding Options	Number Exercisable	Weighted Average Exercise Price - Exercisable Options
$ 0.77 - $1.99	1,793,600	8.0	$1.22	1,605,500	$1.17
2.13 - 3.62	1,166,000	9.5	3.31	940,800	3.41
25.62 - 26.56	50,200	0.2	26.54	50,200	26.54
36.74 - 63.44	5,500	0.2	45.17	5,500	45.17

	3,015,300			2,602,000

Pursuant to SFAS 148, the Company is required to disclose the effects on the net loss and per share data as if the Company had elected to use the fair value approach to account for all of its employee stock-based compensation plans. Had the compensation cost for all of the Company’s option plans, including those of its subsidiaries, been determined using the fair value method, the compensation expense would have increased the Company’s net loss for the fiscal years ended October 3, 2004, September 28, 2003 and September 29, 2002 as shown below. (See also Note 6 for calculation of net loss applicable to common stockholders.)

	Fiscal year ended
	October 3, 2004	September 28, 2003	September 29, 2002
Actual net loss	$(4,166,900)	$(6,345,100)	$(6,037,500)
Pro forma compensation expense	(514,600)	(1,058,000)	(1,210,400)

Pro forma net loss	$(4,681,500)	$(7,403,100)	$(7,247,900)

Actual net loss per share	$(0.26)	$(0.82)	$(1.06)

Pro forma net loss per share	$(0.30)	$(0.94)	$(1.27)

The pro forma amount was determined by estimating the fair value of each option granted during the respective fiscal year on its grant date using the Black-Scholes option-pricing model. In the fiscal year ended October 3, 2004, assumptions of no dividend yield, risk-free interest rates ranging from 2.16% to 3.10% which approximate the Federal Reserve Board’s rates for treasuries at the time granted, expected lives of one to five years, and volatility rates of approximately 70% were applied. In the fiscal year ended September 28, 2003, assumptions of no dividend yield, risk-free interest rates ranging from 1.59% to 2.15%, which approximate the Federal Reserve Board’s rates for treasuries at the time granted, an expected life of three years, and volatility rates ranging from 76.2% to 151.4% were applied. In the fiscal year ended September 29, 2002, the corresponding assumptions were interest rates ranging from 3.62% to 4.14%, an expected life of three years, and volatility rate of 156.0% to 158.1%. There were no options granted by the Company’s subsidiaries during the fiscal years ended October 3, 2004, September 28, 2003 and September 29, 2002. The weighted average fair value for the options granted during the fiscal years ended October 3, 2004, September 28, 2003 and September 29, 2002 was $1.24, $1.26 and $0.91, respectively.

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

Long-Lived Assets. The Company continually monitors events or changes in circumstances that could indicate that the carrying amount of long-lived assets to be held and used, including intangible assets, may not be recoverable. The determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. When impairment is indicated for a long-lived asset, the amount of impairment loss is the excess of net book value over fair value. In fiscal 2003, the Company took an approximate $130,300 impairment charge associated with specialized capital equipment utilized by one of the Company’s subsidiaries and that is leased to a licensee of some of the Company’s technology. This charge was in recognition of the expiration of the licensee’s facility lease at the end of fiscal 2004 and the corresponding uncertainty as to the extension of the equipment leasing relationship thereafter. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Management believes no indications of impairment of long-lived assets existed at October 3, 2004.

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

Fair Value of Financial Instruments. The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable and payable and other current liabilities approximate fair value due to the short-term nature of these items.

Concentration of Credit Risk. The Company has cash deposits at U.S. banks and financial institutions, which exceed federally insured limits at October 3, 2004. The Company is exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institution; however, the Company does not anticipate non-performance.

Reclassifications. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

Note 2 - Issuance of Common Stock

On September 26, 2001, the Company effected a 1-for-20 reverse split of its common stock. All references in these financial statements and schedules to the number of shares of common stock of the Company give effect to this reverse split.

Fiscal 2002 Issuances

During fiscal 2002, the Company issued an aggregate of 3,722,700 shares of common stock in various transactions. Of this amount, 1,738,600 shares were issued for cash, realizing aggregate proceeds of $2,339,500, and 1,984,100 were issued in non-cash transactions aggregating $2,521,400. These transactions are separately discussed below.

2002 Cash Transactions

The Company issued 960,000 shares of its common stock for cash in fiscal 2002 in two placements pursuant to the Company’s shelf registration statement that was declared effective in May 2001 and that expired December 30, 2001. In the first of these two shelf placements, the Company sold 300,000 common stock units to investors, generating net proceeds of $300,000. Each common stock unit consisted of (a) one share of common stock of the Company, (b) one five-

year warrant to purchase one share of common stock of the Company at an exercise price of $2.19 per share, and (c) one five-year warrant to purchase one share of common stock of iNetWorks Corporation, a subsidiary of the Company, at an exercise price of $0.10 per share. In the second of these two shelf placements, the Company issued 660,000 shares of common stock to investors generating net proceeds of $817,000.

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

2002 Non-Cash Transactions

Of the 1,984,100 shares of common stock issued in non-cash transactions in fiscal 2002, 198,500 shares were issued to two creditors in consideration for the cancellation and retirement of $216,500 of existing indebtedness of the Company. These shares were issued pursuant to the Company’s shelf registration statement that was declared effective in May 2001. The Company issued 4,000 unregistered shares of its common stock in fiscal 2002 as the non-cash portion of a settlement agreement of a dispute in the amount of $4,600 related to the Company’s guarantee of a $180,000 obligation of a former subsidiary. The Company also issued 278,700 unregistered shares of its common stock to a corporate investor for the cancellation and retirement of $500,000 of existing accounts payable of iNetWorks.

During fiscal 2002, the Company issued an aggregate of 931,200 shares of its common stock pursuant to the Company’s 2001 Compensation Plan for the cancellation of $1,090,300 of payroll and consulting expense obligations of the Company. This consisted of (a) 881,100 shares issued to employees of the Company in consideration for the cancellation of $1,034,900 of compensation obligations, and (b) 50,100 shares of common stock to consultants in consideration for the cancellation of $55,400 of existing accounts payable. (See Note 7).

During fiscal 2002, the Company issued 571,700 shares of its common stock to the Company’s retirement plan as a non-cash contribution of $710,000 for fiscal year 2002. (See Note 15).

Fiscal 2003 Issuances

During fiscal 2003, the Company issued an aggregate of 5,919,800 shares of common stock in various transactions. Of this amount, 4,237,700 shares were issued for cash, realizing aggregate net proceeds of $5,016,800, 891,000 shares were issued in non-cash transactions aggregating $1,179,700, and 791,100 shares were issued pursuant to conversions of preferred stock. These transactions are separately discussed below.

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

The balance of the common shares issued for cash in fiscal 2003 were issued in four private placements aggregating 3,480,800 shares and realizing total net proceeds to the Company of $4,052,300, after giving effect to $35,500 of costs related to private placements completed in fiscal 2002 that were not expensed until fiscal 2003. First, the Company issued 750,000 shares of its common stock and warrants to purchase 375,000 shares of its common stock to accredited investors in a March 2003 private placement of common stock units, generating net proceeds of $780,400. Each common stock unit in this transaction consisted of (a) two shares of common stock of the Company, and (b) one three-year warrant to purchase one share of common stock of the Company at an exercise price of $2.00 per share. Second, 769,200 shares of common stock were issued to the retirement plan of an officer and director of the Company at a purchase price of $1.30 per share in a separate private placement of common stock in April 2003, generating net proceeds of $961,800. (See Note 10.) Third, the Company issued 750,000 shares of its common stock and three-year warrants to purchase up to 200,000 shares of the Company’s common stock at a purchase price of $2.25 per share, for net proceeds of $951,100 in

July 2003. In connection with this transaction, the Company issued a three-year warrant to purchase 52,500 shares of common stock at the exercise price of $1.40 per share to agents that facilitated the financing. (See Note 3). Finally, 1,211,600 shares of the Company’s common stock and five-year warrants to purchase 605,800 shares of common stock at an exercise price of $1.97 per share were issued in a private placement to accredited investors in a September 2003 private placement, generating net proceeds of $1,394,500. In connection with this transaction, the Company issued a warrant to purchase 84,800 shares of common stock at the exercise price of $1.97 per share to the investment banker that facilitated the financing. (See Note 3). The exercise price of the warrants issued in this transaction were subsequently adjusted, pursuant to their terms, to an exercise price of $1.20 per share because the Company did not achieve at least $3.5 million of total revenues in each of its first two fiscal quarters of fiscal 2004.

2003 Non-Cash Transactions

The 891,000 shares of common stock issued during fiscal 2003 in non-cash transactions fell into five aggregate categories.

The first category of non-cash transaction was the Company’s issuance of an aggregate of 534,000 shares of its common stock, 429,800 of which were issued in December 2002 and of which 104,200 were issued in August 2003, to the Company’s qualified retirement plan as a non-cash contribution valued at $712,300. Of this amount, $17,200 was attributed to the settlement of contribution expense accrued, but not paid as of September 29, 2002, and $695,000 was a contribution for fiscal 2003. (See Note 15).

The second category of non-cash transaction during fiscal 2003 was the issuance of an aggregate of 43,300 shares of common stock pursuant to the Company’s 2001 Compensation Plan to former employees, in consideration for the non-cash cancellation of $59,750 payable under Settlement Agreements related to past services rendered to the Company. As a result of one of these Settlement Agreements, RedHawk realized a non-recurring gain of $39,100 related to the discharge of accrued obligations.

The third category of non-cash transaction during fiscal 2003 was the issuance, pursuant to one of the Settlement Agreements discussed immediately above, of 25,000 shares of common stock to a former CEO and director of RedHawk, in consideration for the redemption of the former CEO’s ownership interest in RedHawk, representing approximately 11% of RedHawk’s then outstanding common stock. The fair market value of the shares of the Company’s common stock at the time of issuance was $27,750.

The fourth category of non-cash transaction during fiscal 2003 was the issuance of 88,700 shares of common stock in December 2002 to the Company’s litigation counsel pursuant to a Payment Agreement in consideration of cancellation of indebtedness in connection with the settlement of $130,000 payable to such counsel for past services rendered to the Company.

The fifth category of non-cash transaction during fiscal 2003 was the issuance of an aggregate of 200,000 shares of the Company’s common stock to the Company’s Non-Qualified Deferred Compensation Plan, 100,000 shares of which was authorized in September 2002 and issued and placed into a Rabbi Trust in June 2003, and 100,000 shares of which were issued and placed into the same Rabbi Trust in September 2003. The Company had previously recorded $110,000 of compensation expense in fiscal 2002 for the first 100,000 share contribution and recorded a $140,000 compensation expense in fiscal 2003 for the second 100,000 share contribution, reflecting the value of the stock on the respective dates of the authorized contributions. The Company has presented this $250,000 contribution value as a contra-equity account and a deferred compensation obligation in the Stockholders’ Equity section of the accompanying consolidated balance sheets at September 28, 2003.

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

Fiscal 2004 Issuances

During fiscal 2004, the Company issued a total of 4,858,600 shares of common stock in various transactions. Of this amount, 4,050,600 shares were issued for cash, realizing aggregate net proceeds of $7,040,400, 641,300 shares were issued in non-cash transactions aggregating $977,800, and 166,700 shares were issued pursuant to conversions of preferred stock. These transactions are separately discussed below.

2004 Cash Transactions

Of the 4,050,600 shares of common stock issued for cash during fiscal 2004, 653,500 shares were issued as a result of the exercise of options by employees, realizing net proceeds to the Company of $747,000. Additionally, 1,152,800 shares were issued for net proceeds of $2,119,400 pursuant to the exercise of warrants.

The balance of the common shares issued for cash in fiscal 2004 were issued in two private placements aggregating 2,244,300 shares and realizing total net proceeds of $4,174,000. In a December 2003 private placement, the Company issued 1,000,000 shares of its common stock and five-year warrants to purchase 250,000 shares of its common stock for the exercise price of $2.20 per share to accredited investors, generating net proceeds of $1,690,300. In a June 2004 private placement, the Company issued 1,244,300 shares of its common stock and five-year warrants to purchase 373,300 shares of its common stock at the exercise price of $2.99 per share to accredited investors, generating net proceeds of $2,483,700.

2004 Non-Cash Transactions

The 641,200 shares of common stock issued during fiscal 2004 in non-cash transactions fell into two categories.

The first category of non-cash transaction was the issuance of shares of common stock to the Company’s employee retirement plans. The Company issued an aggregate of 532,300 shares of its common stock, 500,000 of which were issued in November 2003 and 32,300 of which were issued in August 2004, to the Company’s qualified retirement plan as a fiscal 2004 non-cash contribution valued at $725,000 based on the total market value of the contributed stock on the dates of the contributions. In addition, the Company issued 100,000 shares of its common stock in August 2004, valued at $232,000 based on the market value of the contributed stock on the date of contribution, to the Company’s Non-Qualified Deferred Compensation Plan, said 100,000 shares being placed into a previously established Rabbi Trust that holds contributions to the Non-Qualified Deferred Compensation Plan. At October 3, 2004, the inclusion of the fiscal 2004 contribution and the prior fiscal year contributions resulted in the Rabbi Trust holding a total of 300,000 shares of the Company’s common stock with a valuation of $482,000, reflecting the aggregate value of the common stock on the respective dates of the authorized contributions. The Company has presented this $482,000 aggregate contribution value as a contra-equity account and a deferred compensation obligation in the Stockholders’ Equity section of the accompanying consolidated balance sheets at October 3, 2004.

The second category of non-cash transaction was the issuance of 9,000 shares of the Company’s common stock, 4,500 shares of which were issued in August 2004 and 4,500 shares of which were issued in September 2004, to a service provider as partial consideration for services rendered pursuant to a consulting agreement. The aggregate fair market value of the 9,000 shares issued to the consultant was $20,800, which expense is included in general and administrative expenses in the accompanying statements of operations for the year ended October 3, 2004.

All of the foregoing non-cash issuances of common stock were valued based on the closing sales price of the Company’s common stock on the respective transaction dates.

2004 Conversions of Preferred Stock

In December 2003, the Company issued 166,700 shares of its common stock pursuant to the conversion of all of the then outstanding shares of the Company’s Series E convertible preferred stock. (See Note 5).

The following is a summary by category of aggregate equity transactions in fiscal 2002, fiscal 2003 and fiscal 2004 that involved the issuance of the Company’s common stock.

	No. of Shares of Common Stock Issued		Increase in Stockholders’ Equity
Balance at September 30, 2001		3,305,300
Shelf registration placements	960,000		$1,117,000
Private placement	700,000		1,129,000
Common stock options exercised for cash	73,500		84,600
Sales to consultant under 2001 Compensation Plan	5,000		8,900

Sale of common stock and common stock units for cash		1,738,500		$2,339,500
Issuance to employees under 2001 Compensation Plan	881,100		$1,034,900
Issuance to consultants under 2001 Compensation Plan	50,100		55,400
Cancellation of subsidiary payable	278,700		500,000
Cancellation of creditors payables	198,500		216,500
Settlement of disputed subsidiary debt guarantee	4,000		4,600
Issuance to employee retirement plan	571,700		710,000

Non-cash issuance of common stock		1,984,100		$2,521,400

Total for fiscal 2002		3,722,700		$4,860,900
Balance at September 29, 2002		7,027,900
Private placements	3,480,800		$4,052,300
Common stock options exercised for cash	159,600		177,500
Common stock warrants exercised for cash	597,300		691,600

Sale of common stock and common stock units for cash		4,237,700		$4,921,400
Issuance to employees under 2001 Compensation Plan	43,300		$59,750
Settlement of minority interest	25,000		27,750
Cancellation of creditors payables	88,700		130,000
Issuance to employee retirement plans	734,000		962,200

Non-cash issuance of common stock		891,000		$1,179,700
Conversion of convertible preferred stock to common stock		791,100		0

Total for fiscal 2003		5,919,800		$6,101,100
Balance at September 28, 2003		12,947,700
Private placements	2,244,300		$4,174,000
Common stock options exercised for cash	653,500		747,000
Common stock warrants exercised for cash	1,152,800		2,119,400

Sale of common stock and common stock units for cash		4,050,600		7,040,400
Issuance for consulting services provided	9,000		20,800
Issuance to employee retirement plans	632,300		957,000

Non-cash issuance of common stock		641,300		$977,800
Conversion of convertible preferred stock to common stock		166,700		0

Total for fiscal 2004		4,858,600		$8,018,200
Balance at October 3, 2004		17,806,300

Note 3 - Common Stock Warrants

In March 2002 and April 2002, the Company borrowed $200,000 pursuant to three promissory notes originally payable in May 2002 and June 2002 from three investors, one of whom was then a director of the Company. The promissory notes bore no interest, but were partially secured by receivables pursuant to a specific contract. The due date of one note, with a $50,000 original principal value, was extended to July 2002, at which time it was retired. In June 2002, the due dates of the other two notes, with aggregate original principal value of $150,000, were extended to September 30, 2002, at which time they were paid off. In consideration of the issuance of the notes, investors initially received warrants to purchase an aggregate of 100,000 shares of the Company’s common stock at an exercise price of $1.20 per share, and the investors holding the promissory notes that were extended received warrants to purchase an additional 40,000 shares of the Company’s common stock at an exercise price of $2.40 per share. The initial warrants to purchase 100,000 shares are exercisable nine months from issuance of the promissory notes, have a term of nine months thereafter and are callable by the Company if the stock issuable from the warrants has been registered and the Company’s stock has traded over $2.00 per share for ten consecutive trading days. The warrants issued for extension of the promissory notes to purchase 40,000 shares were exercisable nine months from extension of the promissory notes, had a term of nine months thereafter and were callable by the Company if the stock issuable from the warrants has been registered and the Company’s stock has traded over $4.00 per share for ten consecutive trading days. The warrants to purchase 40,000 shares were exercised in June 2003 pursuant to an offer to reduce their exercise price to $1.25 per share in consideration of accelerated exercise. The $51,000 fair value of the warrants was recorded as a discount to the related notes payable, and was amortized over the term of the notes as interest expense in the consolidated statements of operations. Taking into account this non-cash amortization expense, the effective annual interest rate of the promissory notes was 126%.

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

During fiscal 2004, the Company issued warrants to purchase 623,300 shares of its common stock in connection with two private placements of common stock of the Company. (See Note 2).

Warrants to purchase 1,152,800 shares of the Company’s common stock were exercised during fiscal 2004, and generated net proceeds of $2,119,400. Warrants to purchase 28,000 shares of the Company’s common stock expired during fiscal 2004.

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

Outstanding Warrants

As of October 3, 2004, warrants to purchase a total of 1,508,100 shares of the Company’s common stock were outstanding, with exercise prices ranging from $1.00 per share to $240.00 per share, of which 50,600 warrants expire in fiscal year 2005, 256,700 warrants expire in fiscal year 2006, 300,000 warrants expire in fiscal 2007, 498,300 warrants expire in fiscal 2008 and 402,500 warrants expire in fiscal 2009.

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

Note 5 - Series E Convertible Preferred Stock

In December 2002, the Company sold 10,000 shares of its non-voting, non-dividend-bearing, non-redeemable Series E convertible preferred stock (the “Series E stock”) at a purchase price of $120 per share, realizing gross proceeds of $1.2 million and net proceeds of approximately $1.0 million. Each share of Series E stock was initially convertible into 100 shares of the Company’s common stock. The conversion was adjustable to 85% of the weighted average trading price of the Company’s common stock for the five consecutive trading days immediately preceding the conversion date(s) (the “conversion formula”), provided, however, that such conversion price could not be greater than $1.50 per common share or less than $0.85 per common share. The Series E stock was therefore initially convertible into between 800,000 and 1,411,765 shares of the Company’s common stock. From March 2003 through December 2003, all 10,000 shares of the Series E stock were converted into an aggregate of 957,800 shares of the Company’s common stock.

In connection with this financing, the Company issued a three-year warrant to purchase 250,000 shares of the Company’s common stock at an exercise price of $2.04 per share, the volume weighted average trading price of the Company’s common stock for the five trading days prior to the date of this transaction (the “commitment date”). This warrant was exercisable on or after February 6, 2004, 60 days after the date all of the Series E Stock was converted into shares of the Company’s common stock. This warrant was exercised in full in February 2004, realizing gross proceeds of $510,000 to the Company. The fair value of the warrant at the transaction date, calculated using the Black-Scholes option-pricing model, was $342,500.

At the commitment date, the beneficial conversion amount related to the Series E stock was $842,900. This represented the difference between the $1,856,000 fair value of the 800,000 shares of common stock issuable pursuant to the convertible preferred stock on the commitment date and the $1,013,100 portion of the gross proceeds allocated to the common stock conversion option. The Company recorded a charge to accumulated deficit and a credit to paid-in capital at the commitment date in the amount of this beneficial conversion feature. Since the Series E Stock has been fully converted, $1,013,100 has been split between common stock and paid-in capital at October 3, 2004.

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

The charge to accumulated deficit for the beneficial conversion option was treated as a non-cash, imputed dividend to the preferred stockholders. This dividend was fully recognized at the commitment date because the preferred stock was convertible into common stock at the commitment date. The dividend affected the calculation of basic earnings per share and diluted earnings per share during fiscal 2003, but did not affect those calculations in fiscal 2004. (See Note 6).

Note 6 – Loss per Share

Basic and diluted net loss per common share are the same because the Company had a net loss from continuing operations for the fiscal years ended October 3, 2004, September 28, 2003 and September 29, 2002. In fiscal 2003, net loss applicable to common stockholders includes $1,013,100 for the non-cash imputed dividends related to the beneficial conversion feature on the Series E stock (See Note 5).

As presented in the accompanying consolidated statements of operations, basic and diluted net loss per common share for the fiscal years ended October 3, 2004, September 28, 2003 and September 29, 2002 were calculated as follows:

	Fiscal years ended
	October 3, 2004	September 28, 2003	September 29, 2002
Loss from continuing operations	$(4,166,900)	$(6,345,100)	$(6,072,500)
Gain from discontinued operations	—	—	35,000

Net loss	$(4,166,900)	$(6,345,100)	$(6,037,500)
Imputed dividend on Series E stock issued	—	(1,013,100)	—

Net loss applicable to common stockholders	$(4,166,900)	$(7,358,200)	$(6,037,500)

Basic and diluted loss per share:
Loss from continuing operations	$(0.26)	$(0.82)	$(1.07)
Gain from discontinued operations	—	—	0.01

Basic and diluted loss per share	$(0.26)	$(0.82)	$(1.06)

Weighted average number of common shares outstanding	15,799,200	8,958,200	5,694,800

Excluded from the computation of diluted loss per common share was the maximum number of shares issuable pursuant to outstanding stock options, warrants and convertible preferred stock in the amounts of 4,523,400 shares, 4,498,300 shares and 2,570,300 shares of common stock as of October 3, 2004, September 28, 2003 and September 29, 2002, respectively, because the Company had a loss from operations for all periods presented and to include the representative share increments would be anti-dilutive.

Note 7 – Compensation Plan

In September 2001, the Board of Directors adopted the 2001 Compensation Plan. Under this plan, employees and consultants may elect to receive shares of common stock of the Company in lieu of the same amount of cash compensation for services previously rendered. The Board of Directors may determine to issue shares at a discount not to exceed 15% from their fair market value. No employees elected to receive shares of common stock pursuant to the 2001 Compensation

Plan during fiscal 2004. During fiscal 2003, two former employees elected to receive 43,300 shares of common stock pursuant to Settlement Agreements in exchange for a reduction in accrued compensation obligations of $59,750 pursuant to the 2001 Compensation Plan. During fiscal 2002, employees and consultants elected to receive 931,200 shares of the Company’s common stock in exchange for a reduction in compensation and for past services rendered to the Company of $1,090,300. (See Note 2.)

Note 8 – Minority Interest in Subsidiaries

MSI did not grant any options to purchase common shares of MSI stock in fiscal 2004, fiscal 2003 and fiscal 2002. As of October 3, 2004, there were options to purchase 286,500 shares of common stock of MSI outstanding, with a weighted average exercise price of $0.70 per share and a weighted average remaining life of 0.33 years.

Novalog did not grant any options to purchase shares of common stock of Novalog in fiscal 2004, fiscal 2003 and fiscal 2002. As of October 3, 2004, options to purchase 390,500 shares of common stock of Novalog were outstanding, with a weighted average exercise price of $1.00 per share and a weighted average remaining life of 0.4 years.

RedHawk did not grant any options to purchase shares of RedHawk’s common stock in fiscal 2004, fiscal 2003 and fiscal 2002. As of October 3, 2004, there were options to purchase 200,000 shares of RedHawk’s common stock outstanding with a weighted average exercise price of $0.10 per share and a weighted average remaining life of 0.46 years.

iNetWorks granted options to purchase 7,312,500 shares of its common stock to employees, officers and directors in fiscal 2002. iNetWorks did not grant any options to purchase shares of its common stock in fiscal 2004 and fiscal 2003. The fiscal 2002 options were granted at an exercise price of $0.01 per share. The exercise price equaled the estimated fair market value of iNetWorks’ common stock at the date of grant, and there was no compensation expense recorded related to the grant of these options. iNetWorks’ Board of Directors estimated the fair market value of its common stock based on a variety of factors, including contemplated third party financings, if any, the development status of iNetWorks’ contemplated products and current financial condition. As of October 3, 2004, there were options to purchase 11,518,500 shares of iNetWorks common stock outstanding with a weighted average exercise price of $0.05 per share and a weighted average remaining life of 7.35 years. If the Company had elected to use the fair value approach using the Black-Scholes option-pricing model to account for these stock options, the Company would have recorded compensation expense of $0, $0 and $8,800 in fiscal 2004, fiscal 2003 and fiscal 2002, respectively. The following assumptions were applied to the iNetWorks options granted during fiscal year 2002: no dividend yield; risk-free interest rate of 5%; expected life of ten years; and a volatility rate of 0%.

Note 9 – Discontinued Operations

In September 2001, Silicon Film suspended operations and terminated all of its employees in contemplation of liquidation through bankruptcy proceedings. Silicon Film completed its filing for protection under Chapter 7 of the U.S. Bankruptcy Code in October 2001. Consequently, the accompanying consolidated financial statements reflect Silicon Film as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB 30”). The financial position, results of operations and cash flows of Silicon Film’s business have been classified as discontinued for all periods presented. During fiscal 2002, the Company recovered $35,000 from final discharge of the bankruptcy estate of Silicon Film. Silicon Film reported no material revenue during fiscal 2002.

Notes to these consolidated financial statements reflect the Company’s presentation of discontinued operations. Generally, information in the notes has been restated where amounts were included in net earnings from, or net investment in, discontinued operations.

Note 10 – Related Party Transactions

In March 2003, the trust for the Company’s ESB Plan, on behalf of John C. Carson, the Company’s President and Director, purchased approximately 235,500 shares of the Company’s common stock and a warrant to purchase an additional 177,700 shares of the Company’s common stock in the Company’s private placement of common stock units (See Note 2) for an aggregate purchase price of $259,000 or $2.20 per unit, the same terms offered to other investors in this private placement. The funds invested were derived from the prior years’ accumulation of retirement plan contributions for the benefit of Mr. Carson’s account. In April 2003, the Company sold an additional approximate 769,200 shares of its unregistered common stock to the ESB Plan for the benefit of Mr. Carson for the total purchase price of $1 million or $1.30 per share. This transaction was closed on a date at which the closing bid price of the Company’s common stock on the Nasdaq SmallCap Market was $1.22 per share on the closing date of this transaction.

Note 11 – Composition of Certain Financial Statement Captions

	October 3, 2004	September 28, 2003
Accounts receivable and unbilled revenues on uncompleted contracts:
U.S. government	$778,900	$781,300
Other customers	1,563,700	318,000

	2,342,600	1,099,300
Less allowance for doubtful accounts	(85,000)	(57,700)

	$2,257,600	$1,041,600

Unbilled amounts of $840,600 and $598,100 at October 3, 2004 and September 28, 2003, respectively, represent contract revenues for which billings have not been presented to customers at year-end. These amounts are billed in accordance with applicable contract terms, usually within 30 days. Included in these amounts are unbilled retentions of $170,800 and $51,900 at October 3, 2004 and September 28, 2003, respectively. The unbilled retentions are normally collected upon final audit of costs by the U.S. government.

	October 3, 2004	September 28, 2003
Inventory:
Work in process	$4,229,100	$4,132,400
Finished goods	69,000	74,700

	4,298,100	4,207,100
Less reserve for obsolete inventory	(3,318,000)	(3,275,000)

	$980,100	$932,100

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

Costs on long-term contracts and programs in progress represent recoverable costs incurred. The Company’s marketing involves the identification and pursuit of specific government budgets and programs. The Company is frequently involved in the pursuit of a specific anticipated contract that is a follow-on or related to an existing contract. The Company often determines that it is probable that a subsequent award will be successfully received, particularly if continued progress can be demonstrated against anticipated technical goals of the projected new program while the government goes through its lengthy process required to allocate funds and award contracts. Accordingly, the Company from time-to-time capitalizes material, labor and overhead costs expected to be recovered from a probable new contract. Due to the uncertain timing of such contracts, the Company maintains significant reserves for this inventory to avoid overstating its value. The net book value of such capitalized pre-contract costs, which are included in the caption work in process, at October 3, 2004 and September 28, 2003 was $683,300 and $294,500, respectively.

	October 3, 2004	September 28, 2003
Equipment, furniture and fixtures:
Engineering and production equipment	$11,827,100	$9,862,700
Furniture and fixtures	330,900	323,200
Construction in progress	705,200	911,900
Computer software programs	1,936,600	1,817,600
Leasehold improvements	1,687,600	1,679,700

	16,487,400	14,595,100
Less accumulated depreciation and amortization	(11,560,900)	(10,177,500)

	$4,926,500	$4,417,600

Construction in progress at October 3, 2004 is primarily related to special purpose tooling and test equipment related to the Company’s stacked chip and infrared camera products, a substantial portion of which is expected to be placed in service in fiscal 2005 at which time the Company will begin depreciation of these assets based upon their estimated useful life.

The net book value of assets under capital leases at October 3, 2004 and September 28, 2003 was approximately $284,500 and $94,400, which are net of accumulated depreciation of approximately $122,900 and $139,300, respectively.

	October 3, 2004	September 28, 2003
Patents and trademarks	$1,034,900	$902,300
Less accumulated amortization	(286,600)	(194,900)

Patents and trademarks, net	$748,300	$707,400

The Company’s intangible assets consist of patents and trademarks related to the Company’s various technologies, 99% of which represent patents. Capitalized costs include amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of patent and trademark applications. These assets are amortized on a straight-line method over their estimated useful life of ten years. The Company reviews these intangible assets for impairment when and if impairment indicators occur in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). At October 3, 2004, management believed no indications of impairment existed.

The patent and trademark amortization expense for the fiscal year ended October 3, 2004 was $96,200 plus $16,400 write-off expense of abandoned patents. The unamortized balance of patents and trademarks is estimated to be amortized as follows:

For the Fiscal Year	Estimated Amortization Expense
2005	$102,800
2006	$102,800
2007	$102,800
2008	$102,800
2009	$102,800

Accrued expenses for the fiscal years ended October 3, 2004 and September 28, 2003 consisted of the following:

	October 3, 2004	September 28, 2003
Accrued expenses:
Salaries and wages	$297,300	$241,000
Vacation	381,700	320,000
Payroll taxes	30,400	120,400
Other accrued expenses	115,100	124,700

	$824,500	$806,100

Note 12 – Commitments and Contingencies

The Company leases certain facilities and equipment under cancelable and noncancelable capital and operating leases. Future minimum payments under capital lease obligations and operating lease commitments with initial terms in excess of one year at October 3, 2004 are as follows:

Fiscal Year	Capital Leases	Operating Leases
2005	$138,400	$662,600
2006	128,800	662,100
2007	24,000	660,600
2008	14,400	646,300
2009	3,700	—
Thereafter	—	—

Future minimum lease payments	309,300	$2,631,600

Amounts representing interest	(34,300)

Present value of net minimum lease payments	275,000
Less current portion	(118,300)

	$156,700

Total rent expense for operating leases amounted to $671,900, $723,100 and $694,900 for the fiscal years ended October 3, 2004, September 28, 2003 and September 29, 2002, respectively. The assets leased under capital lease agreements (see Note 11) are pledged as collateral against the underlying lease obligations.

The Company’s reimbursable indirect expense rates for government contracts have been audited through the fiscal year ended September 30, 2001. The Federal Government has a proposed claim for recovery of $152,400 pursuant to the fiscal 2001 indirect rate audit. Pursuant to Federal Acquisition Regulations, the Company believes that it has a basis for waiver of this claim and has submitted a formal request for such waiver. Therefore, the accompanying consolidated financial statements do not include any accrual for potential loss, if any, related to this claim. This request is currently pending. Government indirect rate audits for the fiscal years ended September 29, 2002, September 28, 2003 and October 3, 2004 have not yet been scheduled.

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

In January 2004, the lead plaintiffs and defendants entered into a memorandum of understanding to settle the litigation for a monetary payment, without admissions as to the merits of either defendants’ or plaintiffs’ position. In June 2004, the Court issued an Order approving settlement of this litigation. The amount of the settlement payment, $3.5 million, was within the Company’s insurance coverage limits and was paid entirely by the Company’s insurance carrier. As a result of the settlement, management believes that the Company has no further liability with respect to this litigation.

In August 2004, a consultant who was engaged by the Company’s iNetworks subsidiary to locate capital for iNetworks filed a lawsuit in Orange County Superior Court for breach of contract against iNetworks and against the Company as the alleged alter ego of iNetworks. In his complaint, the consultant alleges that iNetworks breached a Finder’s Agreement with the consultant and seeks an unspecific amount of damages. In discovery, the consultant claimed that he is owed $5.2 million; however, as the consultant did not raise any capital for iNetworks, the Company believes this case is without merit and intends to vigorously defend this litigation. In September 2004, the Company filed an answer denying all of the allegations contained in the complaint.

Note 13 – Income Taxes

The tax effect of significant temporary items comprising the Company’s deferred taxes as of October 3, 2004 and September 28, 2003, are as follows:

	October 3, 2004	September 28, 2003
Current deferred tax assets:
Reserves not currently deductible	$252,000	$113,000
Long-term deferred tax assets:
Operating loss carryforwards	36,913,000	34,844,000
Tax credit carryforwards	2,215,000	2,161,000
Valuation allowance	(39,380,000)	(37,118,000)

Net deferred tax asset	$—	$—

The differences between the Company’s effective income tax rate and the statutory U.S. federal income tax rate for the fiscal years ended October 3, 2004, September 28, 2003 and September 29, 2002, respectively, related primarily to the total valuation allowance changing $2,262,000 from September 28, 2003 to October 3, 2004 and $1,966,000 from September 29, 2002 to September 28, 2003.

The provision for income taxes for the fiscal years ended October 3, 2004, September 28, 2003 and September 29, 2002 consists of provisions for state franchise taxes of $19,900, $15,800 and $37,500, respectively. No provisions for federal income taxes have been made in these fiscal years due to the Company’s net operating losses.

At October 3, 2004, the Company had net operating loss carryforwards of approximately $100,001,000 for financial reporting and federal income tax purposes expiring in varying amounts from fiscal year 2005 through fiscal year 2024, and $33,288,000 for California tax purposes expiring in varying amounts from fiscal year 2005 through fiscal year 2014, available to offset future federal and California taxable income. In addition, as of October 3, 2004, the Company had investment tax credits and qualified research credits of $585,000 and $1,630,000, respectively, expiring in varying amounts through fiscal year 2024 and available to offset future income taxes. The ability of the Company to utilize the net operating loss and credit carryforwards may be restricted by certain provisions of the Internal Revenue Code due to changes in ownership of the Company’s common stock.

Note 14 - Stock Option Plans and Employee Retirement Plan

In December 1991, the Board of Directors adopted the 1991 Stock Option Plan (the “1991 Plan”) to replace the 1981 Stock Option Plan, which had expired. The 1991 Plan was approved by stockholders at the Company’s Annual Meeting in February 1992. Under the 1991 Plan, options to purchase an aggregate of 33,800 shares of the Company’s common stock were issuable to both key management employees and non-employee directors. Under the 1991 Plan, either incentive stock options or non-statutory stock options could be issued. The 1991 Plan terminated in December 2001, but as of October 3, 2004, options to purchase 700 shares of the Company’s common stock at an exercise price of $43.75 per share remained outstanding under the 1991 Plan, of which options to purchase 700 shares were exercisable at October 3, 2004.

In January 1995, the Board of Directors adopted the 1995 Stock Option Plan (the “1995 Plan”) to replace the 1991 Plan, which was fully subscribed at the time. The 1995 Plan was approved by stockholders at the Company’s Annual Stockholders Meeting in February 1995. Under the 1995 Plan, options to purchase an aggregate of 35,000 shares of the Company’s common stock may be granted to both key management employees and non-employee directors. In August 1997, the Board of Directors authorized an increase in the number of options to an aggregate of 82,500 shares, which was ratified by stockholders at the Company’s Annual Meeting in February 1998. Options granted under the 1995 Plan may be either incentive stock options or non-statutory stock options, and requirements for participation, exercise price and other terms are similar to the 1991 Plan. As of October 3, 2004, options to purchase 250 shares of the Company’s common stock at an exercise price of $43.75 per share were outstanding under the 1995 Plan, of which options to purchase 250 shares were exercisable at October 3, 2004.

In November 1998, the Board of Directors approved the 1999 Stock Option Plan (the “1999 Plan”). Under the 1999 Plan, options to purchase an aggregate of 50,000 shares of the Company’s common stock may be granted to both key management employees and non-employee directors. The 1999 Plan was ratified by stockholders at the Company’s Annual Stockholders Meeting in February 1999. Options granted under the 1995 Plan may be either incentive stock options or non-statutory stock options. Requirements for participation, exercise price and other terms of the 1999 Plan are similar to the 1991 Plan and 1995 Plan. As of October 3, 2004, options to purchase 1,900 shares of the Company’s common stock at exercise prices ranging from $26.56 to $63.44 per share were outstanding under the 1999 Plan, of which options to purchase 1,900 shares were exercisable at October 3, 2004.

In October 2000, the Board of Directors approved the 2000 Non-Qualified Option Plan (the “2000 Plan”). Under the 2000 Plan, options to purchase an aggregate of 75,000 shares of the Company’s common stock may be granted to both key management employees and non-employee directors. Options granted under the 2000 Plan may only be non-statutory stock options. Requirements for participation, exercise price and other terms of the 2000 Plan are similar to the 1991, 1995 and 1999 Plans except for the limitation to non-statutory options. As of October 3, 2004, options to purchase 51,800 shares of the Company’s common stock at exercise prices ranging from $26.56 to $43.75 per share were outstanding under the 2000 Plan, of which options to purchase 51,800 shares were exercisable at October 3, 2004.

In December 2000, the Board of Directors approved the 2001 Stock Option Plan (the “2001 Plan”). Under the 2001 Plan, options to purchase an aggregate of 75,000 shares of the Company’s common stock may be granted to both key management employees and non-employee directors. The 2001 Plan was ratified by stockholders at the Company’s Annual Stockholders Meeting in March 2001. Options granted under the 2001 Plan may be either incentive stock options or non-statutory stock options. Requirements for participation, exercise price and other terms are similar to the 1991, 1995 and 1999 Plans. As of October 3, 2004, options to purchase 39,900 shares of the Company’s common stock were outstanding under the 2001 Plan at exercise prices ranging from $1.15 to $25.62 per share, of which options to purchase 39,900 shares were exercisable at October 3, 2004.

In October 2001, the Board of Directors adopted the 2001 Non-Qualified Option Plan, pursuant to which options to purchase an aggregate of 1,500,000 shares of the Company’s common stock may be granted to attract and retain employees and directors. Only non-statutory options may be issued under the 2001 Non-Qualified Option Plan. As of October 3, 2004, options to purchase 957,200 shares of the Company’s common stock were outstanding under the 2001 Non-Qualified Option Plan at exercise prices ranging from $0.77 to $1.35 per share, of which options to purchase 957,200 shares were exercisable at October 3, 2004.

In December 2002, the Board of Directors adopted the 2003 Stock Incentive Plan (the “2003 Plan”), pursuant to which options to purchase an aggregate of 1,500,000 shares of the Company’s common stock may be granted to employees, directors and bona fide consultants of the Company and its subsidiaries. Incentive stock options, non-statutory stock options and restricted stock grants may be issued under the 2003 Plan. The 2003 Plan was approved and ratified by stockholders at the Company’s 2003 Annual Stockholders Meeting in March 2003. At the Company’s Annual Stockholders Meeting in March 2004, the Company’s stockholders approved an amendment to the 2003 Plan increasing the number of shares of common stock issuable pursuant to options or restricted stock grants under the 2003 Plan from an aggregate of 1,500,000 shares to an aggregate of 2,400,000 shares. As of October 3, 2004, options to purchase 1,963,500 shares of the Company’s common stock were outstanding under the 2003 Plan at exercise prices ranging from $1.04 to $3.62 per share, of which options to purchase 1,550,300 shares were exercisable at October 3, 2004.

The Boards of Directors of the Company’s subsidiaries have adopted, and the Company has approved, stock option plans. Under the subsidiary option plans, options may be granted to employees, non-employee directors and other individual service providers of the subsidiary or the Company. Options granted under the subsidiary option plans may be either incentive stock options or non-statutory stock options. As of October 3, 2004, the Company’s subsidiaries have granted options to purchase an aggregate of 12,395,500 shares of their respective common stock, of which 12,174,600 options were exercisable at October 3, 2004. (See Note 8).

In fiscal 1982, the Company established an employee retirement plan, which is effective for fiscal year 1982 and thereafter. This plan provides for annual contributions to the Company’s Stock Bonus Trust (“SBT”) to be determined by the Board of Directors and which will not exceed 15% of total payroll. At the discretion of the Trustee, the SBT will purchase common stock at fair market value or other interest-bearing securities or investments for the accounts of individual employees who will gain a vested interest of 20% in their accounts after their first year of service, and 20 % each year of service thereafter, until fully vested after five years of service. That portion of cash or stock held in an employee’s account and not vested at termination of employment will be redistributed in accordance with a prearranged formula. Management believes that the contributions made by the Company to the SBT, to the extent they relate to government cost-plus-fixed-fee contracts, will be reimbursable by the U.S. government. In fiscal years 2004, 2003 and 2002, the Company’s contributions to the SBT were 532,200, 520,200 and 571,700 shares of common stock, respectively, which had estimated market values of $725,000, $695,000 and $710,000, respectively. In addition, there was $17,300 of accrued contribution for fiscal 2002 at September 29, 2002 that was subsequently effectuated by the issuance of 13,800 shares of the Company’s common stock to the SBT in December 2002. In November 2003, the Company issued 500,000 shares to the SBT with an estimated market value of $650,000 to effectuate a contribution for fiscal 2004. In August 2003, the Company issued an additional 32,200 shares of its common stock with a market value of $75,000 to the SBT as a contribution for fiscal 2004. Also, there is $26,900 of accrued contribution for fiscal 2004 at October 3, 2004 that is expected to be effectuated by the issuance of common stock in fiscal 2005.

In September 2002, the Company authorized a non-qualified retirement plan for key employees with service then in excess of twelve years and an initial contribution to this plan of 100,000 shares of the Company’s common stock, to be effectuated upon completion of appropriate plan documentation. The Company accrued $110,000 of expense for this contribution at September 29, 2002, the market value of the shares on the date that the contribution was authorized, and the shares were issued in June 2003 to a Rabbi Trust to be held for the benefit of this plan’s beneficiaries. In September 2003, the Company authorized an additional contribution of 100,000 shares of the Company’s common stock to this plan. The shares, with a market value of $140,000, were issued to the Rabbi Trust in September 2003. In June 2004, the Company authorized an additional contribution of 100,000 shares of the Company’s common stock to the plan. The shares, with a market value of $232,000, were issued to the Rabbi Trust in July 2004.

Note 15 – Concentration of Revenues

In fiscal 2004, direct contracts with the U.S. government accounted for 44% of the Company’s total revenues, and second-tier government contracts with prime government contractors accounted for 38% of total revenues. The remaining 18% of the Company’s total revenues were derived from non-government sources. Of the 82% derived directly or indirectly from U.S. government agencies, SAIC, a government contractor, the U.S. Army and DARPA accounted for 25%, 17% and 17%, respectively, of total revenues. Of the 18% applicable to non-governmental sources, no single customer accounted for more than 10% of the total consolidated revenues.

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

In fiscal 2002, direct contracts with the U.S. government accounted for 66% of the Company’s total revenues, and second-tier government contracts with prime government contractors accounted for 3%. The remaining 31% of the Company’s total revenues were derived from non-government sources. Of the 66% related to the U.S. government agencies, the U.S. Army, the U.S. Navy and the U.S Air Force accounted for 45%, 16% and 5%, respectively. Of the 31% applicable to non-governmental sources, one customer accounted for 11% of the Company’s total consolidated revenues, and the 20% balance of consolidated revenues from non-governmental sources was derived from a number of customers contributing less than 5% each.

Note 16 – Summarized Quarterly Financial Information (Unaudited)

The following table presents the Company’s operating results for each of the eight fiscal quarters in the period ended October 3, 2004. The information for each of these quarters is unaudited and has been prepared on the same basis as the Company’s audited consolidated financial statements. In the opinion of management, all necessary adjustments have been included to fairly present the unaudited quarterly results. This data should be read together with the consolidated financial statements and the notes thereto included herein.

	Quarter Ended
	December 28, 2003	March 28, 2004	June 27, 2004	October 3, 2004
Fiscal 2004
Total revenues	$3,440,300	$2,425,800	$3,542,600	$4,511,100
Loss from operations	(862,700)	(1,588,300)	(679,700)	(897,700)

Net loss	(897,800)	(1,611,600)	(720,000)	(937,500)

Basic and diluted net loss per share	$(0.07)	$(0.11)	$(0.05)	$(0.05)

Weighted average shares outstanding	13,592,700	15,265,500	15,945,800	17,682,400

	Quarter Ended
	December 29, 2002	March 30, 2003	June 29, 2003	September 28, 2003
Fiscal 2003
Total revenues	$5,197,000	$2,487,500	$2,396,700	$2,561,100
Loss from operations	(637,400)	(1,952,800)	(1,408,400)	(1,791,900)

Net loss	(693,700)	(2,027,700)	(1,660,000)	(1,963,700)

Basic and diluted net loss per share	$(0.22)	$(0.28)	$(0.20)	$(0.18)

Weighted average shares outstanding	7,144,940	7,614,700	8,827,900	10,771,100

Note 17 – Reportable Segments

Beginning in fiscal 2004, pursuant to the Company’s reorganization of its operations to provide more effective access to its administrative, marketing and engineering resources across all sectors of its business and to reduce expenses, the Company began to manage its operations in two reportable segments, the contract research and development segment and the product segment. The Company’s management evaluates financial information to review the performance of the Company’s research and development contract business separately from the Company’s product business, but only to the extent of the revenues and the cost of revenues of the two segments. Because the various indirect expense operations of the Company, as well as its assets, now support all of its revenue-generating operations in a matrix manner, frequently in circumstances in which a distinction between research and development contract support and product support is difficult to identify, segregation of these indirect costs and assets is impracticable. The revenues and costs of revenues of the Company’s two reportable segments for fiscal 2004, fiscal 2003 and fiscal 2002 is shown in the following table. The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies.

	Fiscal years ended
	October 3, 2004	September 28, 2003	September 29, 2002
Contract research and development revenue	$11,879,700	$10,367,900	$10,561,500
Cost of contract research and development revenue	7,785,900	7,790,200	7,752,100

Gross profit	$4,093,800	$2,577,700	$2,809,400

Product sales	$1,957,400	$2,212,700	$4,641,700
Cost of product sales	2,014,500	2,375,600	4,048,800

Gross profit (loss)	$(57,100)	$(162,900)	$592,900

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
Fiscal year ended October 4, 2004:
Allowance for doubtful accounts	$57,700	$75,000	$47,700	$85,000
Inventory reserves	$3,275,000	$43,000	$—	$3,318,000

Fiscal year ended September 28, 2003:
Allowance for doubtful accounts	$76,300	$12,500	$31,100	$57,700
Inventory reserves	$8,526,400	$105,800	$5,357,200	$3,275,000

Fiscal year ended September 29, 2002:
Allowance for doubtful accounts	$57,700	$20,000	$1,400	$76,300
Inventory reserves	$8,183,500	$410,900	$68,000	$8,526,400

Irvine Sensors Corporation

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Irvine Sensors Corporation

Costa Mesa, California

We have audited the accompanying consolidated balance sheets of Irvine Sensors Corporation as of October 3, 2004 and September 28, 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended October 3, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Irvine Sensors Corporation as of October 3, 2004 and September 28, 2003, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended October 3, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II for each of the three years in the period ended October 3, 2004. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.

/s/ Grant Thornton LLP

Irvine, California December 2, 2004