Form 10-Q
period 2005-01-02
IRVINE SENSORS CORP/DE/
filed 2005-02-11
CIK 357108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 2, 2005

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule

12b-2.)    Yes  ☐    No  ☒

As of January 28, 2005, there were 18,505,841 shares of common stock outstanding.

IRVINE SENSORS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL PERIOD ENDED JANUARY 2, 2005

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

IRVINE SENSORS CORPORATION

CONSOLIDATED BALANCE SHEETS

	January 2, 2005	October 3, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,096,500	$2,064,100
Restricted cash	44,000	43,500
Accounts receivable, net of allowance for doubtful accounts of $85,000 and $85,000, respectively	1,505,200	1,327,000
Unbilled revenues on uncompleted contracts	1,186,000	930,600
Inventory, net	1,303,200	980,100
Other current assets	162,900	133,500

Total current assets	5,297,800	5,478,800
Equipment, furniture and fixtures, net	4,926,900	4,926,500
Patents and trademarks, net	771,500	748,300
Deposits	89,400	89,400

Total assets	$11,085,600	$11,243,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,620,600	$1,320,000
Accrued expenses	849,700	824,500
Accrued loss on contracts	70,200	34,600
Advance billings on uncompleted contracts	135,600	33,800
Deferred revenue	136,600	—
Capital lease obligations – current portion	152,100	118,300

Total current liabilities	2,964,800	2,331,200

Capital lease obligations, less current portion	170,400	156,700
Minority interest in consolidated subsidiaries	418,800	419,000

Total liabilities	3,554,000	2,906,900

Commitments and contingencies (Note 7)	—	—

Stockholders’ Equity:
Common stock, $0.01 par value, 80,000,000 shares authorized; 18,371,200 and 17,806,300 shares issued and outstanding	183,700	178,100
Common stock warrants; 1,423,300 and 1,508,100 warrants outstanding	—	—
Unamortized employee stock bonus plan contribution	(601,900)	—
Unamortized deferred compensation	(165,000)	—
Common stock held by Rabbi Trust	(702,000)	(482,000)
Deferred compensation liability	702,000	482,000
Paid-in capital	119,418,000	118,285,100
Accumulated deficit	(111,303,200)	(110,127,100)

Total stockholders’ equity	7,531,600	8,336,100

	$11,085,600	$11,243,000

See Accompanying Condensed Notes to Consolidated Financial Statements.

IRVINE SENSORS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	13 Weeks Ended
	January 2, 2005	December 28, 2003
Revenues:
Contract research and development revenue	$3,625,400	$2,474,100
Product sales	535,500	939,700
Other revenue	39,300	26,500

Total revenues	4,200,200	3,440,300

Cost and expenses:
Cost of contract research and development revenue	2,816,000	1,393,600
Cost of product sales	542,700	1,066,200
General and administrative expense	1,684,600	1,293,400
Research and development expense	320,400	549,800

Total cost and expenses	5,363,700	4,303,000

Loss from operations	(1,163,500)	(862,700)

Interest expense	(9,400)	(33,100)
Interest and other income	3,500	—

Loss before minority interest and provision for income taxes	(1,169,400)	(895,800)
Minority interest in loss of subsidiaries	200	4,000
Provision for income taxes	(6,900)	(6,000)

Net loss	$(1,176,100)	$(897,800)

Basic and diluted net loss per common share (Note 4)	$(0.07)	$(0.07)

Weighted average number of common shares outstanding	17,953,300	13,592,700

See Accompanying Condensed Notes to Consolidated Financial Statements.

IRVINE SENSORS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	13 Weeks Ended
	January 2, 2005	December 28, 2003
Cash flows from operating activities:
Net loss	$(1,176,100)	$(897,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	443,700	376,600
Provision for obsolete inventory	—	40,700
Noncash employee retirement plan contributions	253,100	180,900
Minority interest in net loss of subsidiaries	(200)	(4,000)
Common stock issued to pay operating expenses	2,900	—
Increase in accounts receivable	(178,200)	(358,600)
Increase in unbilled revenues on uncompleted contracts	(255,400)	(161,000)
(Increase) decrease in inventory	(323,100)	113,500
Increase in other current assets	(29,400)	(24,300)
Decrease in deposits	—	800
Increase in accounts payable and accrued expenses	325,700	91,400
Increase (decrease) in accrued loss on contracts	35,600	(316,200)
Increase (decrease) in advance billings on uncompleted contracts	101,800	(416,700)
Increase (decrease) in deferred revenue	136,600	(226,700)

Total adjustments	540,100	(703,600)

Net cash used in operating activities	(636,000)	(1,601,400)

Cash flows from investing activities:
Capital facilities and equipment expenditures	(339,300)	(285,600)
Acquisition of patents	(50,000)	(19,000)
Increase in restricted cash	(500)	—

Net cash used in investing activities	(389,800)	(304,600)

Cash flows from financing activities:
Net proceeds from issuance of common stock and common stock warrants	—	1,733,100
Proceeds from options and warrants exercised	88,700	642,500
Principal payments of capital leases	(30,500)	(9,400)

Net cash provided by financing activities	58,200	2,366,200

Net (decrease) increase in cash and cash equivalents	(967,600)	460,200
Cash and cash equivalents at beginning of period	2,064,100	1,166,800

Cash and cash equivalents at end of period	$1,096,500	$1,627,000

Supplemental cash flow information:
Cash paid for interest	$9,400	$33,100

Noncash investing and financing activities:
Equipment financed with capital leases	$78,000	$—

See Accompanying Condensed Notes to Consolidated Financial Statements.

IRVINE SENSORS CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - General

The information contained in the following Condensed Notes to Consolidated Financial Statements is condensed from that which would appear in the annual consolidated financial statements for Irvine Sensors Corporation and its subsidiaries (the “Company”). The accompanying unaudited condensed consolidated financial statements do not include certain footnotes and other financial presentations normally required under accounting principles generally accepted in the United States of America. Accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Annual Report on Form 10-K of the Company for the fiscal year ended October 3, 2004 (“fiscal 2004”). It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

The consolidated financial information as of January 2, 2005 and December 28, 2003 included herein is unaudited but includes all normal recurring adjustments which, in the opinion of management of the Company, are necessary to present fairly the consolidated financial position of the Company at January 2, 2005, the results of its operations for the 13-week periods ended January 2, 2005 and December 28, 2003, and its cash flows for the 13-week periods ended January 2, 2005 and December 28, 2003.

Summary of Significant Accounting Policies

Company Operations. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company generated net losses of $4,166,900 and $1,176,100 in fiscal 2004 and the 13-week period ended January 2, 2005, respectively. However, the Company had working capital of $2,333,000 at January 2, 2005, which is an amount that management believes will be adequate to meet the liquidity requirements of the Company’s operating plan for at least the next twelve months. In the event of plan variances that impose unforeseen liquidity needs, management believes, but cannot guarantee, that the Company will be able to raise additional working capital to fund the Company’s operations. This belief is based on the Company’s historical access to equity financing. The Company has been advised of new government contract awards for the fiscal year ending October 2, 2005 (“fiscal 2005”) that management expects will contribute to cash flow in subsequent periods of fiscal 2005. At January 2, 2005, the Company had total stockholders’ equity of $7,531,600.

Consolidation. The consolidated financial statements include the accounts of Irvine Sensors Corporation (“ISC”) and its subsidiaries, Novalog, Inc., MicroSensors, Inc. (“MSI”), RedHawk Vision, Inc., iNetWorks Corporation, 3D Microelectronics, Inc. and 3D Microsystems, Inc. 3D Microelectronics and 3D Microsystems are inactive wholly-owned corporations and do not have material assets, liabilities or operations. All significant intercompany transactions and accounts have been eliminated in the consolidation.

Fiscal Periods. The Company’s fiscal year ends on the Sunday nearest September 30. Fiscal 2004 ended on October 3, 2004 and included 53 weeks, a fiscal year duration that is generally repeated once every six years. Fiscal 2005 will end on October 2, 2005 and will include 52 weeks. The Company’s first fiscal quarter and first 13 weeks of fiscal 2005 ended on January 2, 2005. The Company’s first fiscal quarter and first 13 weeks of fiscal 2004 ended on December 28, 2003.

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

Inventory reserves. Each quarter, the Company evaluates its inventories for excess quantities and obsolescence. Inventories that are considered obsolete are written off. Remaining inventory balances are adjusted to the lower of cost or market value. The valuation of inventories at the lower of cost or market requires the use of estimates as to the amounts of current inventories that will be sold. These estimates are dependent on management’s assessment of current and expected orders from the Company’s customers.

From time-to-time, the Company capitalizes material, labor and overhead costs expected to be recovered from a probable new contract. Due to the uncertainty associated with new or follow-on research and development contracts, the Company maintains significant reserves for this inventory to avoid overstating its value. The Company has adopted this practice because it is typically able to more fully recover such costs under the provisions of government contracts by direct billing of inventory rather than by seeking recovery of such costs through permitted indirect rates.

Estimated Costs to Complete and Accrued Loss on Contracts. The Company reviews and reports on the performance of its contracts against the respective plans. These reviews are summarized in the form of estimates of costs to complete the contracts (“ETCs”). ETCs include management’s current estimates of remaining amounts for direct labor, material, subcontract support and allowable indirect costs based on each contract’s completion status and either the current or re-planned future technical requirements under the contract. If an ETC indicates a potential overrun against budgeted program resources, it is management’s responsibility to revise the program plan in a manner consistent with customer objectives to eliminate such overrun and to secure necessary customer agreement to such revision. To mitigate the financial risk of such re-planning, the Company attempts to negotiate the deliverable requirements of its R&D contracts to allow as much flexibility as possible in technical outcomes. When re-planning does not appear possible within program budgets, an accrual for contract overrun is recorded based on the most recent ETC of the particular program. In fiscal 2004, the Company changed its operational processes to assign an increased level of accountability for contract financial performance to the contract’s program manager.

During the 13 weeks ended January 2, 2005, the Company increased its accrued losses on contracts in progress by $35,600. This increase reflects a change in the Company’s aggregate estimate (excluding contingencies), which management believes reflects ETCs for contracts in progress based on their completion status at January 2, 2005 and current and future technical requirements under the program contracts.

Revenues. The Company’s consolidated revenues during the first 13 weeks of fiscal 2005 were primarily derived from contracts to develop prototypes and provide research, development, design, testing and evaluation of complex detection and control defense systems. The Company’s research and development contracts are usually cost plus fixed fee, which require the Company’s good faith performance of a statement of work within overall budgetary constraints, but with latitude as to resources utilized, or fixed price level of effort, which require the Company to deliver a specified number of labor hours in the performance of a statement of work. Revenues for such contracts are recognized as costs are incurred and include applicable fees or profits primarily in the proportion that costs incurred bear to estimated final costs. Costs and estimated earnings in excess of billings under government contracts are accounted for as unbilled revenues on uncompleted contracts. The Company provides for anticipated losses on contracts by a charge to income during the period in which a loss is first identified. The accrual for contract losses is adjusted quarterly based on a review of outstanding contracts. Unbilled revenues on uncompleted contracts are stated at estimated realizable value.

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

The Company’s revenues derived from product sales in the 13 weeks ended January 2, 2005 were primarily the result of shipments of memory stack products, but also included shipments of Novalog’s wireless infrared chips and modules and, for the first time, initial shipments of infrared viewers. Product orders for the Company’s products are generally priced in accordance with the Company’s established price list. Memory stack products and wireless infrared products are primarily shipped to Original Equipment Manufacturers (“OEMs”). Infrared viewers are system level products that are primarily intended to be shipped to end user customers, initially for military applications. Revenues are recorded when products are shipped. Terms are FOB shipping point. Wireless infrared products are generally shipped with a 90-day warranty, but the Company has experienced minimal returns of these products to date. RedHawk is the licensor of a shrink-wrapped software product that has also experienced minimal returns. Other products have been shipped for developmental and qualification use or have not been sold under formal warranty terms. The Company does not offer contractual price protection on any of its products. Accordingly, the Company does not presently maintain any reserves for returns under warranty or post-shipment price adjustments.

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

Inventory. Product inventory is valued at the lower of cost or market. Cost is determined by the first-in, first-out method. Inventories are reviewed quarterly to determine salability and obsolescence. A reserve is established for slow moving and obsolete product inventory items. In addition, marketing of specific government budgets and programs is facilitated by the capitalization of material, labor and overhead costs that are recoverable under government research and development contracts. Due to the uncertainties associated with such contract awards, the Company maintains significant reserves for this inventory to avoid overstating its value. (See Note 5).

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

Accounting for Stock-Based Compensation. Under the recently released Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) Share Based Payment (“SFAS 123(R)”), commencing with its quarterly reporting period beginning July 4, 2005 (the “implementation date”), the Company will be required to expense against the Company’s reported earnings: (1) the fair value of all option grants or stock issuances made to employees or directors on or after the implementation date, and (2) a portion of the fair value of each option grant and stock issuance made to employees or directors prior to the implementation date that is representative of the unvested portion of these share-based awards as of such date. These amounts are to be expensed after the implementation date over the respective vesting periods of each award. Additionally, if it chooses to do so, SFAS 123(R) permits the Company to adopt the new share-based award accounting by retrospectively restating results for either the earlier interim periods of fiscal 2005 or for all periods presented to facilitate period-to-period comparison. The Company has not yet made a determination as to whether it will adopt SFAS 123(R) retrospectively.

Until the adoption of SFAS 123(R), the Company will continue to account for stock-based employee compensation as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and, SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (“SFAS 148”). SFAS 148 requires pro forma disclosures of net income and net income per share as if the fair value based method of accounting for stock-based awards had been applied for employee grants. It also requires disclosure of option status on a more prominent and frequent basis. The Company accounts for stock options and warrants issued to non-employees based on the fair value method, but has not elected this treatment for grants to employees. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period.

The exercise prices of the options granted during the 13-week period ended January 2, 2005 were equal to the closing price of the Company’s common stock as reported by the Nasdaq SmallCap Market at the date of grant.

Pursuant to SFAS 148, the Company is required to disclose the effects on the net loss and per share data as if the Company had elected to use the fair value approach to account for all of its employee stock-based compensation plans. Had the compensation cost for all of the Company’s option plans, including those of its subsidiaries, been determined using the fair value method, the compensation expense would have increased the Company’s net loss for the 13 weeks ended January 2, 2005 and December 28, 2003 as shown below. (See also Note 4 for calculation of net loss applicable to common stockholders.)

	13 Weeks Ended
	January 2, 2005	December 28, 2003
	(Unaudited)
Actual net loss	$(1,176,100)	$(897,800)
Pro forma compensation expense	(103,300)	(103,400)

Pro forma net loss	$(1,279,400)	$(1,001,200)

Actual net loss per share	$(0.07)	$(0.07)

Pro forma net loss per share	$(0.07)	$(0.07)

The fair value of each option granted during the first 13 weeks of the respective fiscal year on its grant date was estimated using the Black-Scholes option-pricing model. In the 13-week period ended January 2, 2005, the Company applied assumptions of no dividend yield, risk-free interest rates ranging from 3.09% to 3.22%, which approximated the Federal Reserve Board’s rate for treasuries at the time granted, expected lives of one to two years, and volatility rates of 70.5% and 77.1%. In the 13-week period ended December 28, 2003, the Company applied assumptions of no dividend yield, risk-free interest rate of 2.38% which approximated the Federal Reserve Board’s rate for treasuries at the time granted, an expected life of one year, and a volatility rate of 69.8%. There were no option grants by subsidiaries during the 13-week periods ended January 2, 2005 and December 28, 2003. During the 13-week period ended January 2, 2005, the Company granted options to purchase 84,000 shares of the Company’s common stock, with exercise prices of $2.51 and $2.19 per share, at a weighted average fair value of $0.91 per share.

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

Long-Lived Assets. The Company continually monitors events or changes in circumstances that could indicate that the carrying amount of long-lived assets to be held and used, including goodwill and intangible assets, may not be recoverable. The determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. When impairment is indicated for a long-lived asset, the amount of impairment loss is the excess of net book value over fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. At January 2, 2005, management believes no indications of impairment existed.

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

Basic and Diluted Net Loss per Share. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that options, warrants and convertible preferred stock are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period (See Note 4).

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

Concentration of Credit Risk. The Company has cash deposits at U.S. banks and financial institutions, which exceed federally insured limits at January 2, 2005. The Company is exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institution; however, the Company does not anticipate non-performance.

Reclassifications. Certain reclassifications have been made to the 2004 fiscal year interim financial statements to conform to the current year presentation.

Recently Issued Accounting Pronouncements. In November 2004, the FASB issued SFAS No. 151, Inventory Costs (“SFAS 151”), which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS 151 will have a material impact on its financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets (“SFAS 153”), which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe the adoption of SFAS 153 will have a material impact on its financial statements.

In December 2004, the FASB issued SFAS 123(R), which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and to record such amount as an expense over the related employee service period; it eliminates the alternative of accounting for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS 123(R) will be effective for interim or annual reporting periods beginning on or after June 15, 2005. The Company is currently evaluating the financial statement impact of the adoption of SFAS 123(R) and has not determined whether to apply SFAS 123(R) retroactively.

Note 2 – Common Stock and Common Stock Warrants

During the 13-week period ended January 2, 2005, the Company issued an aggregate of 564,900 shares of common stock in various transactions. Of this amount, 87,700 common shares were issued for cash, realizing aggregate gross proceeds of $88,700, and 477,200 shares were issued to settle operating expenses of the Company in the amount of $1,049,900. These transactions are separately discussed below.

Cash Transactions

Of the 87,700 shares issued for cash during the 13-week period ended January 2, 2005, 84,800 shares of common stock were issued for gross proceeds of $84,800 pursuant to the exercise of a warrant. The remaining 2,900 shares of common stock issued for cash were issued as a result of the exercise of stock options during the same 13-week period, realizing gross proceeds of $3,900.

Non-Cash Transactions to Settle Operating Expenses

The 477,200 shares of common stock issued during the 13-week period ended January 2, 2005 to settle operating expenses of the Company were issued in November and December 2004 in the following transactions: (1) 363,600 shares were issued to effectuate a $800,000 non-cash contribution to the Company’s employee retirement plan, the Cash or Deferred & Stock Bonus Plan (“ESBP”), for fiscal 2005; (2) 12,200 shares were issued to effectuate a previously accrued $26,900 contribution to the ESBP for fiscal 2004; (3) 100,000 shares were issued to make a $220,000 non-cash contribution to the Company’s Non-Qualified Deferred Compensation Plan for fiscal 2005; and (4) 1,400 shares were issued to grant $3,000 in length-of-service awards to non-officer employees. Of the fiscal 2005 contributions to the Company’s ESBP and Non-Qualified Deferred Compensation Plan, $253,100 has been expensed through January 2, 2005 and the $766,900 balance is expected to be expensed during the balance of fiscal 2005. The value of these non-cash issuances of common stock was based on the closing sales price of the Company’s common stock on the date that the various transactions were authorized.

Note 3 – Stock Option Plans, Employee Retirement Plan and Deferred Compensation Plan

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

In December 2004, the Board of Directors authorized a contribution to the Company’s ESBP, in the amount of $800,000, which represented a contribution for fiscal 2005. This contribution represented approximately 9.8% of the Company’s expected gross salary and wages for fiscal 2005. Historically, the Company has made contributions of 10% or more of gross salary and wages in each fiscal year. It is contemplated that the Board of Directors will make an additional contribution to the ESBP later in fiscal 2005 to achieve at least this historical level once expected gross salary and wages for fiscal 2005 are known more precisely. As has been the Company’s practice, the $800,000 contribution for fiscal 2005 was made in shares of the Company’s common stock valued at the closing sales price of the Company’s common stock on the date that the contribution was authorized by the Board of Directors. Of the fiscal 2005 contribution, $198,100 was amortized in the 13-week period ended January 2, 2005. The $601,900 portion of the fiscal 2005 contribution that had not been amortized at January 2, 2005 has been recorded as a prepaid ESBP contribution in equity and will be amortized over the remaining quarters of fiscal 2005. Pursuant to the ESBP provision, vesting requirements are met as services are performed and fulfilled at each fiscal year end.

The Company maintains a deferred compensation plan, the Non-Qualified Deferred Compensation Plan, for key employees with long-term service. Annual contributions of common stock of the Company are made to a Rabbi Trust to be held for the benefit of the deferred compensation plan participants. In December 2004, the Board of Directors authorized the fiscal 2005 contribution to the deferred compensation plan in the amount of 100,000 shares of common stock valued at $220,000. Of this contribution, $55,000 was amortized in the 13-week period ended January 2, 2005. The $165,000 portion of the fiscal 2005 contribution that had not been amortized at January 2, 2005 has been recorded as a prepaid contribution in equity and will be amortized over the remaining quarters of fiscal 2005. Participants’ potential distributions from the Rabbi Trust represent unsecured claims against the Company. The Rabbi Trust was established by the Company and is subject to creditor claims. Shares in the plan may be distributed to each plan beneficiary when they retire from service at an age permitted under the Company’s ESBP.

Note 4 – Loss per Share

As the Company had a net loss for the 13-week periods ended January 2, 2005 and December 28, 2003, basic and diluted net loss per common share are the same.

The Company has excluded from the computation of diluted loss per common share the maximum number of shares issuable pursuant to outstanding, in-the-money stock options and warrants in the amounts of 4,455,100 shares and 4,569,500 shares of common stock as of January 2, 2005 and December 28, 2003, respectively, because the Company had a loss from continuing operations for both periods presented and to include the representative share increments would be anti-dilutive.

Note 5 – Inventories, Net

Inventories, net consisted of the following:

	January 2, 2005	October 3, 2004
	(Unaudited)
Work in process	$4,499,700	$4,229,100
Finished goods	121,500	69,000

	$4,621,200	$4,298,100
Less reserve for obsolete inventory	(3,318,000)	(3,318,000)

	$1,303,200	$980,100

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

Costs on long-term contracts and programs in progress represent recoverable costs incurred. The Company’s marketing involves the identification and pursuit of specific government budgets and programs. The Company is frequently involved in the pursuit of a specific anticipated contract that is a follow-on or related to an existing contract. The Company often determines that it is probable that a subsequent award will be successfully received, particularly if continued progress can be demonstrated against anticipated technical goals of the projected new program while the government goes through its lengthy process required to allocate funds and award contracts. Accordingly, the Company from time-to-

time capitalizes material, labor and overhead costs expected to be recovered from a probable new contract. Due to the uncertain timing of such contracts, the Company maintains significant reserves for this inventory to avoid overstating its value. The net book value of such capitalized pre-contract costs included in work in process at January 2, 2005 and October 3, 2004 was $901,300 and $683,300, respectively.

Note 6 – Reportable Segments and Major Customers

Beginning in fiscal 2004, pursuant to the Company’s reorganization of its operations to provide more effective access to its administrative, marketing and engineering resources across all sectors of its business and to reduce expenses, the Company began to manage its operations in two reportable segments, the contract research and development segment and the product segment. The Company’s management evaluates financial information to review the performance of the Company’s research and development contract business separately from the Company’s product business, but only to the extent of the revenues and the cost of revenues of the two segments. Because the various indirect expense operations of the Company, as well as its assets, now support all of its revenue-generating operations in a matrix manner, frequently in circumstances in which a distinction between research and development contract support and product support is difficult to identify, segregation of these indirect costs and assets is impracticable. The revenues and costs of revenues of the Company’s two reportable segments for the 13-week periods ended January 2, 2005 and December 28, 2003 is shown in the following table. The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies.

	13 Weeks Ended
	January 2, 2005	December 28, 2003
	(Unaudited)
Contract research and development revenue	$3,625,400	$2,474,100
Cost of contract research and development revenue	2,816,000	1,393,600

Gross profit	$809,400	$1,080,500

Product sales	$535,500	$939,700
Cost of product sales	542,700	1,066,200

Gross loss	$(7,200)	$(126,500)

The major customers for the Company’s research and development business segment in both the 13-week period ended January 2, 2005 and the 13-week period ended December 28, 2003 were all agencies or laboratories of the U.S. government or U.S. government contractors. Such customers in the aggregate accounted for approximately 87% of the Company’s total revenues in the current period and approximately 71% of the Company’s total revenues in the 13 weeks ended December 28, 2003. Approximately 48% and 18% of total revenues were realized from contracts with SAIC, a government contractor, and the U.S. Army, respectively, in the current period. No other customer accounted for more than 10% of the Company’s total revenues during the 13-week period ended January 2, 2005. Total revenues realized from contracts with the U.S. Army and the Defense Advanced Research Projects Agency were 27% and 26%, respectively, in the 13 weeks ended December 28, 2003. The major customer for the Company’s product business segment in both the 13-week period ended January 2, 2005 and the 13-week period ended December 28, 2003 was L-3 Communications, a government contractor, which accounted for approximately 6% of the Company’s total revenues and 44% of product sales in the current period and approximately 18% of the Company’s total revenues and 64% of product sales in the 13 weeks ended December 28, 2003.

Note 7 – Commitments and Contingencies

Government Expense Audits

The Company’s reimbursable indirect expense rates for government contracts have been audited through the fiscal year ended September 30, 2001. The Federal Government has a proposed claim for recovery of $152,400 pursuant to the fiscal 2001 indirect rate audit. Pursuant to Federal Acquisition Regulations, the Company believes that it has a basis for waiver of this claim and has submitted a formal request for such waiver. Therefore, the accompanying consolidated financial statements do not include an accrual for potential loss, if any, related to this claim. This request is currently pending. Government indirect rate audits for the fiscal years ended September 29, 2002, September 28, 2003 and October 3, 2004 have not yet been scheduled.

Litigation

In August 2004, a consultant who was engaged by the Company’s iNetWorks subsidiary to locate capital for iNetWorks filed a lawsuit in Orange County Superior Court for breach of contract against iNetWorks and against the Company as the alleged alter ego of iNetWorks. In the complaint, the consultant alleges that iNetWorks breached a Finder’s Agreement with the consultant and seeks an unspecific amount of damages. In discovery, the consultant claimed that he is owed $5.2 million; however, as the consultant did not raise any capital for iNetWorks, the Company believes this case is without merit and intends to vigorously defend this litigation. In September 2004, the Company filed an answer denying all of the allegations contained in the complaint.

Note 8 – Patents and Trademarks, Net

The Company’s intangible assets consist of patents and trademarks related to the Company’s various technologies, approximately 99% of which represents patents. Capitalized costs include amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of patent and trademark applications. These assets are amortized on a straight-line method over their estimated useful life of ten years. The Company reviews these intangible assets for impairment when and if impairment indicators occur in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). At January 2, 2005, management believed no indications of impairment existed.

Patents and trademarks at January 2, 2005 and October 3, 2004 are as follows:

	January 2, 2005	October 3, 2004
	(Unaudited)
Patents and trademarks	$1,084,900	$1,034,900
Less accumulated amortization	(313,400)	(286,600)

Patents and trademarks, net	$771,500	$748,300

The amortization expense for the 13-week period ended January 2, 2005 was $26,800. The amortization expense for fiscal 2004 was $96,200, of which $25,300 was incurred in the 13-week period ended December 28, 2003. The unamortized balance of patents and trademarks at January 2, 2005 is estimated to be amortized over the balance of this fiscal year and the next five fiscal years thereafter as follows:

For the Fiscal Year	Estimated Amortization Expense
2005 (remainder of year)	$ 81,000
2006	$ 107,800
2007	$ 107,800
2008	$ 107,800
2009	$ 107,800
2010	$ 95,400

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains forward-looking statements regarding Irvine Sensors which include, but are not limited to, statements concerning projected revenues, expenses, gross profit and income, market acceptance of products, the competitive nature of our business and markets, the success and timing of new product introductions and commercialization of our technologies, product qualification requirements of our customers, the need for additional capital, and the outcome of pending litigation. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “estimates,” “should,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Such factors include, but are not limited to the following:

•	our ability to introduce new products, gain broad market acceptance for such products and ramp up manufacturing in a timely manner;

•	our ability to secure additional research and development contracts;

•	our ability to obtain expected and timely procurements resulting from existing contracts;

•	the pace at which new markets develop;

•	new products or technologies introduced by our competitors, many of whom are bigger and better financed than us;

•	our ability to successfully execute our business plan and control costs and expenses;

•	the availability of additional financing;

•	our ability to establish strategic partnerships to develop our business;

•	our limited market capitalization;

•	general economic and political instability; and

•	those additional factors which are listed under the section “Risk Factors” at the end of Item 2 of this report.

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

Except for fiscal years 1999 through 2001, when we realized significant commercial product sales of wireless infrared tranceivers, we have historically derived a substantial majority of our total revenues from government-funded research and development contracts rather than from product sales. We anticipate that a majority of our total revenues will continue to be derived from government-funded sources in fiscal 2005. To date, our government-funded research and development contracts have largely been early-stage in nature and relatively modest in size, and as a result, our revenues from this source have improved to a limited degree from increases in the U.S. defense budget. However, we are also placing more emphasis on deploying our marketing efforts on government programs that we believe have potential to lead to production contracts, which we believe to be both larger and more profitable than funded research and development contracts. If we are successful in securing government production contracts, an outcome that we cannot guarantee, our revenues may become more related to changes in U.S. defense budgets. We are also attempting to increase our revenues from product sales by the introduction of new products with commercial applications, in particular stacked computer memory chips. We are currently transitioning into a new generation of such products, with a view to achieving increased sales of such products, but we cannot assure you that we will be able to complete development or successfully launch any such products on a timely basis, if at all. We use contract manufacturers to produce these products, and all of our current operations occur at a single, leased facility in Costa Mesa, California.

We have a history of unprofitable operations, largely as a result of discretionary investments that we have made to commercialize our technologies and to maintain our technical staff and corporate infrastructure at levels that we believe are required for future growth. Our investments to commercialize our technologies have yet to produce sustainable profitable product sales. With respect to our investments in staff and infrastructure, the advanced technical and multi-disciplinary content of our proprietary technologies places a premium on a stable and well-trained work force. As a result, we tend to maintain our work force even when anticipated government contracts are delayed, a circumstance that occurs with some frequency and may, from time to time, result in under utilization of our labor force for revenue generation. We believe that this pattern can be overcome by the achievement of greater contract backlog and are seeking growth in our research and development contract revenue to that end. To date, however, we have not yet achieved the level of revenue required to realize profitable operations. Our ability to recover our investments through the cost-reimbursement features of our government contracts are subject to both regulatory and competitive pricing considerations.

In the past, we have had separate operating business units, including our subsidiaries, which were separately managed, with independent product development, marketing and distribution systems. However, during fiscal 2003, we consolidated all of our operations to more effectively use our administrative, marketing and engineering resources and to reduce expenses. None of our subsidiaries presently account for more than 10% of our total revenues or total assets or have separate employees or facilities. We currently report our operating results and financial condition segmented only between our research and development business and our product business. (See Note 6 to the Consolidated Financial Statements).

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

Revenue Recognition. Our consolidated total revenues during the first 13 weeks of fiscal 2005 were primarily derived from contracts to develop prototypes and provide research, development, design, testing and evaluation of complex detection and control defense systems. Our research and development contracts are usually cost plus a fixed fee (best effort) or fixed price with billing entitlements based on level of effort expended. For such research and development contracts, revenues are recognized as we incur costs and include applicable fees or profits primarily in the proportion that costs incurred bear to estimated final costs. Upon the initiation of each such contract, a detailed cost budget is established for direct labor, material, subcontract support and allowable indirect costs based on our proposal and the required scope of the contract as may have been modified by negotiation with the customer, usually a U.S. government agency or prime contractor. A program manager is assigned to secure the needed labor, material and subcontract in the program budget to achieve the stated goals of the contract and to manage the deployment of those resources against the program plan. Our accounting department collects the direct labor, material and subcontract charges for each program on a weekly basis and provides such information to the respective program managers and the senior operating management of the Company.

The program managers review and report the performance of their contracts against the respective program plans with our senior operating management, including the President and the Chief Executive Officer, on a monthly basis. These reviews are summarized in the form of estimates of costs to complete the contracts. If an ETC indicates a potential overrun against budgeted program resources, it is the responsibility of the program manager to revise the program plan in a manner consistent with customer objectives to eliminate such overrun and to secure necessary customer agreement to such revision. To mitigate the financial risk of such re-planning, we attempt to negotiate the deliverable requirements of our research and development contracts to allow as much flexibility as possible in technical outcomes. Given the inherent technical uncertainty involved in research and development contracts, in which new technology is being invented, explored or enhanced, such contractual latitude is frequently achievable. When re-planning does not appear possible within program budgets, senior management makes a judgment as to whether we plan to supplement the customer budget with company funds or whether the program statement of work will require the additional resources to be expended to meet contractual obligations. If either determination is made, an accrual for the anticipated contract overrun is recorded based on the most recent ETC of the particular program.

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

Costs on long-term contracts and programs in progress represent recoverable costs incurred. The marketing of our research and development contracts involves the identification and pursuit of specific government budgets and programs. We are frequently involved in the pursuit of a specific anticipated contract that is a follow-on or related to an existing contract. We often determine that it is probable that a subsequent award will be successfully received, particularly if we can demonstrate continued progress against anticipated technical goals of the projected new program while the government goes through its lengthy process required to allocate funds and award contracts. Accordingly, from time-to-time, we capitalize material, labor and overhead costs expected to be recovered from a probable new contract. Due to the uncertainties associated with new or follow-on research and development contracts, we maintain significant reserves for this inventory to avoid overstating its value. We have adopted this practice because we believe that we are typically able to more fully recover such costs under the provisions of government contracts by direct billing of inventory rather than by seeking recovery of such costs through permitted indirect rates, which may be more subject to competitive market pressures.

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

Results of Operations

Contract Research and Development Revenue. Contract research and development revenue consists of amounts realized or realizable from customer funded research and development contracts, largely from U.S. government agencies and government contractors. Contract research and development revenues for the first 13 weeks of fiscal 2005 increased materially over the comparable revenues of the first 13 weeks of fiscal 2004 and also continued to represent the dominant contributor to our total revenues as shown in the following table:

	Contract Research and Development Revenue	Percentage of Total Revenue
13 weeks ended December 28, 2003	$2,474,100	72%
Dollar increase in 13 weeks ended January 2, 2005	1,151,300

13 weeks ended January 2, 2005	$3,625,400	86%
Percentage increase for 13 weeks ended January 2, 2005	47%

The increase in contract research and development revenue for the 13 week period ended January 2, 2005 was the result of a changing emphasis toward application-oriented research and development contracts in the first 13 weeks of fiscal 2005 as opposed to the first 13 weeks of fiscal 2004. We believe that this increase is the result of the increasing maturity of our development stage technologies, which has in turn, led to the receipt of more development contracts oriented toward possible production. Typically, such contracts are larger in dollar value than early stage research and development contracts. We have been advised of the pendancy of additional government contracts of this nature that are expected to be awarded in subsequent periods of fiscal 2005 thereby further increasing our contract research and development revenue, although we cannot guarantee this outcome. Based on our current backlog and notices of pending awards, we anticipate that our contract revenue will continue to represent a majority of our total revenue for the remainder of fiscal 2005.

Cost of Contract Research and Development Revenue. Cost of contract research and development revenue consists of labor, subcontractor and vendor expenses directly incurred in support of research and development contracts, plus associated indirect expenses permitted to be charged pursuant to the relevant contracts. Our cost of contract research and development revenue for the first 13 weeks of fiscal 2005 as compared to the first 13 weeks of fiscal 2004 is shown in the following table:

	Cost of Contract Research and Development Revenue	Percentage of Contract Research and Development Revenue
13 weeks ended December 28, 2003	$1,393,600	56%
Dollar increase in 13 weeks ended January 2, 2005	1,422,400

13 weeks ended January 2, 2005	$2,816,000	78%

The dollar increase in cost of contract research and development revenue in the 13 weeks ended January 2, 2005 reflects the fact that, to a large extent, our research and development contracts are of a cost plus fixed fee nature. Accordingly, our costs of contract research and development revenue generally increase as such revenue increases. The disproportionate increase in the 13-week period ended January 2, 2005 largely reflects that fact that the 13 weeks ended December 28, 2003 incorporated the effect of a non-recurring $316,200 reduction in our accrued loss on contracts resulting from improved program management procedures, and no comparable reduction occurred in the 13 weeks ended January 2, 2005. The period-to-period proportional difference in cost of contract research and development revenue also reflects the different mix between internal and external resources generally required to satisfy the requirements of larger contracts, such as were active during the first 13 weeks of fiscal 2005. As contract values increase, we are more likely to require additional support from external vendors or subcontractors to meet contractual delivery requirements. Such external support is generally more costly than use of internal resources. Since we anticipate an increasing contribution to our revenues from such larger contracts in the balance of fiscal 2005, we also anticipate that this factor may continue to have an effect on our cost of contract research and development revenue during this period.

Product Sales. Product sales are comprised of revenues derived from sales of chips, modules, thermal viewers, stacked chip products and chip stacking services. Product sales for the first 13-week periods of fiscal 2005 and fiscal 2004 are shown in the following table:

	Product Sales	Percentage of Total Revenue
13 weeks ended December 28, 2003	$939,700	27%
Dollar decrease in 13 weeks ended January 2, 2005	(404,200)

13 weeks ended January 2, 2005	$535,500	13%
Percentage decrease for 13 weeks ended January 2, 2005	43%

The decrease in product sales for the 13 weeks ended January 2, 2005 was largely due to timing of orders for our stacked chip products from an OEM, L-3 Communications. In the 13 week period ended December 28, 2003, a large shipment of such products was made to L-3 Communications to meet the schedule requirements of one of their programs. No comparably scheduled large delivery was required by L-3 Communications in the first 13 weeks ended January 2, 2005. As a result, during the 13-week period ended January 2, 2005, L-3 Communications was not a material customer, as contrasted to the 13-week period ended December 28, 2003 in which it accounted for approximately $601,500, or 17.5%, of our consolidated total revenues and 64% of our product sales. Based on orders received from L-3 Communications subsequent to January 2, 2005, we believe that this comparative difference between the current and prior year first fiscal quarters is simply a timing effect and not a trend. Largely due to this timing effect, stacked chip product sales accounted for $365,300, or 68%, of our product sales in the 13 weeks ended January 2, 2005 as opposed to $840,400, or 89%, of our product sales in the 13 weeks ended December 28, 2003. Approximately $66,900, or 12%, of our product sales in the 13-week period ended January 2, 2005 and $90,300, or 10%, or our product sales in the 13-week period ended December 28, 2003 were derived from sales of wireless infrared transceiver chips and module products to various customers, sold under the Novalog brand, reflecting the further erosion of sales of our infrared transceivers for use in personal digital assistants made by palmOne. We are currently qualifying a new generation of products intended to improve the economics and performance features of our wireless infrared transceivers for potential use in both personal digital assistants and cell phones, but we cannot guarantee that this new generation of products will increase our product sales in this area. We currently do not have any design wins for these new products. Product sales for the 13-week period ended January 2, 2005 included, for the first time, a contribution from sales of thermal viewer products. Sales of such products accounted for $105,000, or 20%, of product sales in this period.

Cost of Product Sales. Cost of product sales consists of labor, subcontractor and vendor expenses directly incurred in the manufacture of products sold, plus related overhead expenses. Our cost of product sales for the first 13 weeks of fiscal 2005 and fiscal 2004 is shown in the following table:

	Cost of Product Sales	Percentage of Product Sales
13 weeks ended December 28, 2003	$1,066,200	114%
Dollar decrease in 13 weeks ended January 2, 2005	(523,500)

13 weeks ended January 2, 2005	$542,700	101%

Because of the reduction in product sales in the first 13 weeks of fiscal 2005, the cost of product sales in that period was also reduced. However, the reduction in the fiscal 2005 13-week period cost of product sales was proportionally greater than the reduction of product sales itself, resulting in some improvement in cost of sales as a percentage of product sales in the first 13 weeks of fiscal 2005, but not yet to the point of positive gross margins. This modest improvement was partially a reflection of the changed product mix between the respective fiscal year periods. The improvement also reflected the discontinuation of older wireless infrared products that were no longer economic. Such wireless infrared products negatively impacted gross margins of product sales in the first 13 weeks of fiscal 2004, but due to their discontinuation, did not impact the first 13 weeks of fiscal 2005. We expect, but cannot guarantee, that our product sales will increase in subsequent periods of fiscal 2005, which we expect will allow us to achieve economies of scale that should improve our gross margins on product sales.

General and Administrative Expense. General and administrative expense consists of labor, subcontractor and vendor expenses not directly related to the production of revenue or to internally funded research and development. This includes such internal expenses as executive, administrative, financial and marketing labor and labor-related expenses and such external expenses as legal and accounting. General and administrative expense for the first 13 weeks of fiscal 2005 increased from the first 13 weeks of fiscal 2004 as shown in the following table:

	Product Sales	Percentage of Total Revenue
13 weeks ended December 28, 2003	$1,293,400	38%
Dollar increase in 13 weeks ended January 2, 2005	391,200

13 weeks ended January 2, 2005	$1,684,600	40%
Percentage increase for 13 weeks ended January 2, 2005	30%

The largest element of the increase in general and administrative expense in the first 13 weeks of fiscal 2005 was a $127,400 increase in general and administrative service costs, largely consisting of accounting expenses. We anticipate this category of general and administrative expense will increase throughout fiscal 2005 as a result of implementation of the requirements associated with Section 404 of the Sarbanes-Oxley Act. The second largest element of the increase in general and administrative expense in the first 13 weeks of fiscal 2005 was a $123,700 increase in our selling, marketing, bid and proposal activities in the fiscal 2005 period to support our plans for revenue growth. We also reduced our reserve for uncollectible receivables by $40,000 in the 13-week period ended December 28, 2003 and took no comparable action in the 13-week period ended January 2, 2005. Our general and administrative labor and labor benefit costs also increased $50,300, or 9%, in the 13-week period ended January 2, 2005, as compared to the 13-week period ended December 28, 2003. This increase was largely the result of our approximate 8% increase in the number of our employees between the two fiscal year periods.

Research and Development Expense. Research and development expense consists of labor, subcontractor and vendor expenses directly incurred in support of internally funded research and development projects, plus associated overhead expenses. Research and development expense in the first 13 weeks of fiscal 2005 decreased from research and development expense in the first 13 weeks of fiscal 2004 as shown in the following table:

	Research and Development Expense	Percentage of Total Revenue
13 weeks ended December 28, 2003	$549,800	16%
Dollar decrease in 13 weeks ended January 2, 2005	(229,400)

13 weeks ended January 2, 2005	$320,400	8%
Percentage decrease for 13 weeks ended January 2, 2005	42%

The substantial decrease in research and development expense in the first 13 weeks of fiscal 2005 was primarily the result of the reduced availability of direct labor for internally funded research projects in that period. We use the same technical staff for both internal and customer funded research and development projects, and we prioritize the deployment of this labor to revenue-producing projects whenever possible. Because of the increase in contract research and development revenue in the 13 weeks ended January 2, 2005, we had less discretionary direct labor being deployed to internally funded research and development projects in the current 13-week period than in the 13-week period ended December 28, 2003. We anticipate that the utilization of our direct labor force for funded research and development contract work will increase in absolute dollars in subsequent periods of fiscal 2005. If that occurs, we expect corresponding reductions in our internally funded research and development expense during such periods.

Net Loss. Largely due to the increases in our cost of contract research and development revenue and our general and administrative expense discussed above, our net loss in the first 13 weeks of fiscal 2005 increased as shown in the following table:

Net loss
13 weeks ended December 28, 2003	$897,800
Dollar increase in 13 weeks ended January 2, 2005	278,300

13 weeks ended January 2, 2005	$1,176,100
Percentage increase for 13 weeks ended January 2, 2005	31%

These results reflect the fact that our contract research and development revenue for the 13 weeks ended January 2, 2005 was not yet at the level required to fully support our technical staff and related infrastructure. We believe that further increases in our contract research and development revenue may improve the revenue production efficiency of our technical staff and improve our operating results.

Liquidity and Capital Resources

Our liquidity as measured by both our consolidated cash and cash equivalents and our working capital at the end of fiscal 2004 and at the end of the first 13 weeks of fiscal 2005 is shown in the following table:

	Cash and cash equivalents	Working Capital
October 3, 2004	$2,064,100	$3,147,600
Dollar decrease in 13 weeks ended January 2, 2005	(967,600)	(814,600)

January 2, 2005	$1,096,500	$2,333,000

The $967,600 reduction in our cash and the $814,600 reduction in our working capital in the 13-week period ended January 2, 2005 was only partly a result of our $1,176,100 net loss in that period. From a cash flow perspective, this net loss was offset by an aggregate of $696,800 of non-cash expenses consisting of $443,700 of depreciation and amortization expenses and $253,100 of common stock contributions to employee retirement plans in the current 13-week period, resulting in $479,300 of cash use derived from the net loss. Significant contributors to the use of cash and working capital during the 13-week period ended January 2, 2005 other than the net loss were various timing effects largely related to expected revenue growth. Substantial effects in this category that amplified the use of cash in the period included a $323,100 increase in inventory in anticipation of expected new contracts, an increase of $255,400 in unbilled revenues on contracts due to timing of invoices on current contracts, a $178,200 increase in accounts receivable, largely due to the same invoice timing factors and a $29,400 increase in other current assets including such expenses as prepaid insurance premiums reflecting our growth. Substantial effects in this category that mitigated the use of cash in the current period included a $325,800 increase in accounts payable resulting from increased subcontractor and vendor use on larger contracts, a $136,600 increase in deferred revenues resulting from advanced payments on new product orders, a $101,800 increase in advanced billings on uncompleted contracts and a $35,600 increase in accrued loss on contracts, a projected future effect with no immediate impact on cash. The net effect of these positive and negative timing factors was a $159,400 use of cash in the current 13-week period that was additive to the cash use derived from the net loss.

Also contributing to the net use of cash in the 13 weeks ended January 2, 2005 were the net $339,300 of cash used for the acquisition of capital facilities and equipment and the $50,000 of cash used for acquisition of patents. Of the capital facilities and equipment expenditures, $19,500 was for equipment, $6,700 was for leasehold improvements, $6,300 was for software programs, and $306,800 was for construction in progress. At January 2, 2005, approximately 42% of our construction in progress was primarily related to our current research and development contract business, approximately 29% was primarily related to our stacking products and services and approximately 29% was primarily related to our camera products. Except for lease agreements for the acquisition of capital equipment, we had no other material capital commitments as of January 2, 2005.

At January 2, 2005, a tabular summary of our contractual obligations is as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$—	$—	$—	$—	$—
Capital lease obligations	367,800	170,700	197,000	100	—
Operating lease obligations	2,747,100	698,600	2,048,500	—	—
Purchase obligations	—	—	—	—	—
Other long-term liabilities reflected on the balance sheet	—	—	—	—	—

TOTAL	$3,114,900	$869,300	$2,245,500	$100	$-

Partially mitigating the net use of cash in the 13 weeks ended January 2, 2005 was the approximate net $58,200 of cash provided by financing activities, consisting of $88,700 of gross proceeds from the exercise of warrants and options, which was offset by $30,500 of principal payments made on equipment leases.

We believe, but cannot guarantee, that our government-funded contract business will grow in the balance of fiscal 2005, and will therefore be an improved source of liquidity through both operating margins and the recovery of indirect costs as permitted under government contracts. This belief stems from our visibility into budgetary decisions of various government agencies and our present backlog. At January 2, 2005, our funded backlog was approximately $4,070,000 compared to $1,465,800 at December 28, 2003. We similarly expect that substantially all of our funded backlog at January 2, 2005 will result in revenue recognized in fiscal 2005. In addition, our government contracts typically include unfunded backlog, which is funded when the previously funded amounts have been expended. As of January 25, 2005, our total backlog was $7,945,100. Furthermore, we have been advised of additional government contract awards that we expect to receive in fiscal 2005 subsequent to January 2, 2005, although we cannot assure you that such potential contract awards will be received.

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

We also believe, but cannot guarantee, that our revenues from product sales will grow in subsequent periods of fiscal 2005. Initially, we believe this growth will likely use rather than generate cash because of the time lag between incurring the expenses to manufacture the products and collecting the receivables generated by shipments of those products.

We currently believe that our working capital and liquidity at January 2, 2005 is adequate to support our existing operations in fiscal 2005, but there may be product sales growth opportunities in fiscal 2005 that could place demands on our working capital that would require external infusion of working capital through financing. We cannot guarantee that such financing would be available on a timely basis, or on acceptable terms, or at all.

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

We have historically generated substantial losses, which, if continued, could make it difficult to fund our operations or successfully execute our business plan, and could adversely affect our stock price. Since our inception, we have generated net losses in most of our fiscal periods. We experienced net losses of approximately $1.2 million for the 13 weeks ended January 2, 2005, $4.2 million for the fiscal year ended October 3, 2004, $6.3 million for the fiscal year ended September 28, 2003 and $6.0 million for the fiscal year ended September 29, 2002. In recent years, much of our losses were incurred as a result of our significant investments in our development stage operating subsidiaries or their related technologies. While we have significantly reduced our investment in our subsidiaries and their technologies and consolidated our operations with a corresponding reduction in our net losses, we cannot assure you that we will be able to achieve or sustain profitability on a quarterly or annual basis in the future. In addition, because a large portion of our expenses are fixed, we generally are unable to reduce expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. For example, we experienced contract delays in the fiscal year ended September 28, 2003 and, to a lesser degree, in the fiscal year ended October 3, 2004, that resulted in operating expenses without corresponding revenues to keep personnel on staff while the contracts were pending. Such factors could cause us to continue to experience net losses in future periods, which will make it difficult to fund our operations, manage our business and achieve our business plan, and could cause the market price of our common stock to decline.

We may need to raise additional capital in the future, and additional funds may not be available on terms that are acceptable to us, or at all. In addition to our significant net losses in recent periods, we have experienced negative cash flows from operations in the amount of approximately $636,000 for the 13-week period ended January 2, 2005, $4.2 million for the fiscal year ended October 3, 2004, approximately $3.8 million for the fiscal year ended September 28, 2003 and approximately $1.4 million for the fiscal year ended September 29, 2002. To offset the effect of these negative operational cash flows, we have historically funded our operations through multiple equity financings, and to a lesser extent through receivable financing. We engaged in various financing transactions in fiscal years 2004, 2003 and 2002, which when combined with the exercise of warrants and options, raised aggregate net proceeds of approximately $15.3 million. During fiscal years 2004, 2003 and 2002, we also issued shares of our common stock in various non-cash transactions to retire payables and expenses and to convert preferred stock. The net amount of common stock we issued in that three fiscal year period was in excess of 14.5 million shares, over 80% of the 17.8 million shares of common stock outstanding at the end of fiscal 2004, resulting in significant dilution to stockholders that did not participate in those transactions.

In addition to uncertainties about whether we will need additional funds in the future to sustain our operations, we may need to obtain additional funds to meet our future working capital needs, particularly if anticipated growth opportunities emerge. Accordingly, we anticipate that we may need to raise additional capital in the future. We cannot assure you that any additional capital will be available on a timely basis, on acceptable terms, or at all. Future financings may require stockholder approval, which may not be obtainable. If we are not able to obtain additional capital as may be required, our business, financial condition and results of operations could be materially and adversely affected.

We anticipate that our capital requirements will depend on many factors, including:

•	our ability to procure additional production contracts or government research and development contracts;

•	our ability to control costs;

•	our ability to commercialize our technologies and achieve broad market acceptance for such technologies;

•	the timing of payments and reimbursements from government and other contracts;

•	research and development funding requirements;

•	increased sales and marketing expenses;

•	technological advancements and competitors’ response to our products;

•	capital improvements to new and existing facilities;

•	our relationships with customers and suppliers; and

•	general economic conditions including the effects of future economic slowdowns, a slump in the semiconductor market, acts of war or terrorism and the current international conflicts.

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

Additional funds may not be available on a timely basis, on favorable terms, or at all. Even if available, financings can involve significant costs and expenses, such as legal and accounting fees, diversion of management’s time and efforts, or substantial transaction costs in certain instances. If adequate funds are not available on acceptable terms, or at all, we may be unable to finance our operations, develop or enhance our products, expand our sales and marketing programs, take advantage of future opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

Our government-funded research and development business depends on a limited number of customers, and if any of these customers terminate or reduce their contracts with us, or if we cannot obtain additional government contracts in the future, our revenues will decline and our results of operations will be adversely affected. For fiscal 2004, approximately 25% of our total revenues were realized from SAIC, a government contractor, 17% of our total revenues were generated from contracts with the U.S. Army and 17% were generated from contracts with the Defense Advanced Research Projects Agency, otherwise known as DARPA. We also received approximately 6% of our total revenues in that period from L-3 Communications, a government contractor. In the 13-week period ended January 2, 2005, approximately 48% and 18% of our total revenues were realized from SAIC and the U.S. Army, respectively. Although we ultimately plan to shift our focus to include the commercialization of our technology, we expect to continue to be dependent upon research and development contracts with federal agencies and their contractors for a substantial portion of our revenues for the foreseeable future. Our dependency on a few contract sources increases the risks of disruption in this area of our business or significant fluctuations in quarterly revenue, either of which could adversely affect our consolidated revenues and results of operations.

Because we currently depend on government contracts and subcontracts, we face additional risks related to contracting with the federal government, including federal budget issues and fixed price contracts. General political and economic conditions, which cannot be accurately predicted, directly and indirectly may affect the quantity and allocation of expenditures by federal agencies. Even the timing of incremental funding commitments to existing, but partially funded, contracts can be affected by these factors. Therefore, cutbacks or re-allocations in the federal budget could have a material adverse impact on our results of operations as long as research and development contracts remain an important element of our business. Obtaining government contracts may also involve long purchase and payment cycles, competitive bidding, qualification requirements, delays or changes in funding, budgetary constraints, political agendas, extensive specification development and price negotiations and milestone requirements. Each government agency also maintains its own rules and regulations with which we must comply and which can vary significantly among agencies. Governmental agencies also often retain some portion of fees payable upon completion of a project and collection of these fees may be delayed for several months or even years, in some instances. In addition, an increasing number of our government contracts are fixed price contracts, which may prevent us from recovering costs incurred in excess of its budgeted costs. Fixed price contracts require us to estimate the total project cost based on preliminary projections of the project’s requirements. The financial viability of any given project depends in large part on our ability to estimate such costs accurately and complete the project on a timely basis. In fiscal 2004, we completed fixed-price contracts with an approximate aggregate value of $3.7 million. We experienced approximately $227,500 in losses on those contracts, representing approximately 6% of the aggregate funded amount. At January 2, 2005, we had ongoing fixed-price contracts with an approximate unrealized aggregate value of $2.9 million. While fixed-price overruns in fiscal 2004 and the first 13 weeks of fiscal 2005 were largely discretionary in nature, we may not be able to achieve or improve upon this performance in the future since each contract has its own unique technical and schedule risks. In the event our actual costs exceed the fixed contractual cost, we will not be able to recover the excess costs.

Some of our government contracts are also subject to termination or renegotiation at the convenience of the government, which could result in a large decline in revenue in any given quarter. Although government contracts have provisions providing for the reimbursement of costs associated with termination, the termination of a material contract at a time when our funded backlog does not permit redeployment of our staff could result in reductions of employees. In April 1999, we experienced the termination of one of our contracts, but this termination did not result in the non-recovery of costs or layoff of employees. We also have had to reduce our staff from time-to-time because of fluctuations in our funded government contract base. In addition, the timing of payments from government contracts is also subject to significant fluctuation and potential delay, depending on the government agency involved. Any such delay could result in a temporary shortage in our working capital. Since nearly 70% of our total revenues in fiscal 2002, approximately 83% of our total revenues in fiscal 2003, approximately 82% of our total revenues in fiscal 2004 and approximately 82% of our total revenues in the first 13 weeks of fiscal 2005 were derived directly or indirectly from government contracts, these risks can significantly affect our business, results of operations and financial condition.

The significant military operations in the Middle East or elsewhere may require diversions of government research and development funding, thereby causing disruptions to our contracts or otherwise adversely impact our revenues. In the near term, the funding of U.S. military operations in Iraq or elsewhere may cause disruptions in funding of government contracts. Since military operations of such magnitude are not routinely included in U.S. defense budgets, supplemental legislative funding actions are required to finance such operations. Even when such legislation is enacted, it may not be adequate for ongoing operations, causing other defense funding sources to be temporarily or permanently diverted. Such diversion could produce interruptions in funding or delays in receipt of our research and development contracts, causing disruptions and adverse effects to our operations. In addition, concerns about international conflicts, the lingering effects of September 11, 2001 and other terrorist and military activity have resulted in unsettled worldwide economic conditions. These conditions make it difficult for our customers to accurately forecast and plan future business opportunities, in turn making it difficult for us to plan our current and future allocation of resources and increasing the risks that our results of operations could be adversely affected.

If we are not able to commercialize our technology, we may not be able to increase our revenues or achieve or sustain profitability. Since commencing operations, we have developed technology, principally under government research contracts, for various defense-based applications. Contract research and development revenue accounted for approximately 69% of our total revenues for the fiscal year ended September 29, 2002, approximately 82% of our total revenues for the fiscal year ended September 28, 2003, approximately 85% of our total revenues for the fiscal year ended October 3, 2004 and approximately 86% of our total revenues for the 13 weeks ended January 2, 2005. However, since our margins on government contracts are generally limited, and our revenues from such contracts are tied to government budget cycles and influenced by numerous political and economic factors beyond our control, and are subject to our ability to win additional contracts, our long-term prospects of realizing significant returns from our technology or achieving and maintaining profitability will likely also require penetration of commercial markets. In prior years, we have made significant investments to commercialize our technologies without significant success. These efforts included the purchase and later shut down of the IBM cubing line, the formation of the Novalog, MSI, Silicon Film, RedHawk and iNetWorks subsidiaries and the development of various stacked-memory products intended for military, aerospace and commercial markets. While these changes have developed new revenue sources, they have not yet resulted in consolidated profitability to date, and a majority of our total revenues for the fiscal years ended September 29, 2002, September 28, 2003, October 3, 2004 and the 13 weeks ended January 2, 2005 were still generated from contract research and development. Only our Novalog subsidiary has experienced periods of profitability, and that subsidiary is not currently profitable primarily due to the significant decline in the sales of its products for use in personal digital assistants, the largest historical end use application of Novalog’s products.

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

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price. We are in the process of documenting and testing our internal control processes in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments and a written report on the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing the assessments in management’s report. During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we will not be able to conclude that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on our stock price and could impact our ability to use Form S-3 for financings.

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

The trading markets for the equity securities of high technology companies have continued to experience volatility. Such volatility has often been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock. In the past, companies that have experienced volatility in the market price of their securities have been the subject of securities class action litigation. We were subject to a class action lawsuit that diverted management’s attention and resources from other matters until it was settled in June 2004. We cannot guarantee you that we will not be subject to similar class action lawsuits in the future.

If we are not able to adequately protect or enforce our patent or other intellectual property rights, our ability to compete in our target markets could be materially and adversely affected. We believe that our success will depend, in part, on the strength of our existing patent protection and the additional patent protection that we may acquire in the future. As of January 2, 2005, we held 51 U.S. patents and 16 foreign patents and had other patent applications pending before the U.S. Patent and Trademark Office as well in as various foreign jurisdictions. It is possible that any existing patents or future patents, if any, could be challenged, invalidated or circumvented, and any right granted under these patents may not provide us with meaningful protection from competition. Despite our precautions, it may be possible for a third party to copy or otherwise obtain and use our products, services or technology without authorization, to develop similar technology independently or to design around our patents. In addition, we treat technical data as confidential and generally rely on internal nondisclosure safeguards, including confidentiality agreements with employees, and on laws protecting trade secrets, to protect proprietary information. We cannot assure you that these measures will adequately protect the confidentiality of our proprietary information or that others will not independently develop products or technology that are equivalent or superior to ours.

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

Significant sales of our common stock in the public market will cause our stock price to fall. As of January 28, 2005, we had approximately 18.5 million shares of common stock outstanding, substantially all of which were freely tradable, other than restrictions imposed upon our affiliates. The average trading volume of our shares in December 2004, however, was only approximately 300,900 shares per day. Accordingly, the freely tradable shares are significantly greater in number than the daily average trading volume of our shares. If the holders of the freely tradable shares were to sell a significant amount of our common stock in the public market, the market price of our common stock would likely decline. If we raise additional capital in the future through the sale of shares of our common stock to private investors, we may agree to register these shares for resale on a Form S-3 registration statement as we have done in the past. Upon registration, these additional shares would become freely tradable once sold in the public market, assuming the prospectus delivery and other requirements were met by the seller, and, if significant in amount, such sales could further adversely affect the market price of our common stock.

Our stock price could decline because of the potentially dilutive effect of recent and future financings. At January 28, 2005, we had approximately 18.5 million shares of common stock outstanding as compared to approximately 12.9 million outstanding at September 28, 2003, resulting in dilution to our existing stockholders. Of the shares of common stock issued in this interval, approximately 1.9 million were the result of the exercise of “in the money” warrants and options. Additionally, in December 2003, we sold 1.0 million shares of our common stock and five-year warrants to purchase up to 250,000 shares of our common stock for an exercise price of $2.20 per share in a private placement for net proceeds of approximately $1.7 million. In June 2004, we sold an additional approximate 1.2 million shares of our common stock and five-year warrants to purchase up to 373,300 shares of our common stock for an exercise price of $2.99 per share in a private placement for net proceeds of approximately $2.5 million. Any additional equity financings or exercise of “in the money” warrants and options in the future could also result in dilution to our stockholders.

Our common stock may be delisted from the Nasdaq SmallCap Market if our stock price declines further or if we cannot maintain Nasdaq’s listing requirements. In such case, the market for your shares may be limited, and it may be difficult for you to sell your shares at an acceptable price, if at all. Our common stock is currently listed on the Nasdaq SmallCap Market. Among other requirements, to maintain this listing, our common stock must continue to trade above $1.00 per share. In July 2001, our stock had failed to meet this criterion for over 30 consecutive trading days. As a result, in accordance with Marketplace Rule 4310(c)(8)(B), we were notified by Nasdaq that we had 90 calendar days or until October 2001 to regain compliance with this Rule by reestablishing a sales price of $1.00 per share or greater for ten consecutive trading days. To regain compliance, we sought and received approval from our stockholders to effect a 1-for-20 reverse split of our common stock that became effective in September 2001, resulting in re-compliance by the Nasdaq deadline. However, subsequent to the reverse split, our common stock has, at various times, traded close to or below the $1.00 per share minimum standard, and we cannot assure you that the sales price of our common stock will continue to meet Nasdaq’s minimum listing standards. At January 28, 2005, the closing sales price of our common stock on the Nasdaq SmallCap Market was $2.20 per share.

In addition to the price requirement, we must also meet at least one of the three following additional standards to maintain our Nasdaq listing: (1) maintenance of stockholders’ equity at $2.5 million or greater, (2) maintenance of our market capitalization in excess of $35 million as measured by market prices for trades executed on Nasdaq, or (3) net income from continuing operations of $500,000 in the latest fiscal year or two of the last three fiscal years. In July 2001, Nasdaq notified us that we were deficient with respect to all of these additional standards based on our financial statements as of April 1, 2001. In August 2001, Nasdaq advised us that, based on updated information, we had reestablished compliance with the $35 million market capitalization standard. However, the subsequent decline in the price of our common stock resulted in another deficiency notice from Nasdaq in August 2001. At that time, we did not comply with either the market capitalization standard or the stockholders’ equity standard. However, based solely on improvements in our stockholders’ equity resulting from the net gain of approximately $0.9 million realized from the discontinuance of operations of our Silicon Film subsidiary in September 2001, we were able to meet the minimum stockholders’ equity standard and reestablish compliance in November 2001. As of January 2, 2005, we had stockholders’ equity of approximately $7.5 million and a market capitalization of approximately $48.1 million. Although we are currently in compliance with Nasdaq’s listing maintenance requirements, we cannot assure you that we will be able to maintain our compliance with these requirements in the future. If we fail to meet these or other listing requirements, our common stock could be delisted, which would eliminate the primary market for your shares of common stock. As a result, you may not be able to sell your shares at an acceptable price, if at all. In addition, such delisting may make it more difficult or expensive for us to raise additional capital in the future since we may no longer qualify to register shares for resale on a Form S-3 registration statement.

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

(b) Changes in Internal Control over Financial Reporting. During the most recent completed fiscal quarter covered by this report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

In August 2004, a consultant who was engaged by the Company’s iNetWorks subsidiary to locate capital for iNetWorks filed a lawsuit in Orange County Superior Court for breach of contract against iNetWorks and against the Company as the alleged alter ego of iNetWorks. In the complaint, the consultant alleges that iNetWorks breached a Finder’s Agreement with the consultant and seeks an unspecific amount of damages. In discovery, the consultant claimed that he is owed $5.2 million; however, as the consultant did not raise any capital for iNetWorks, the Company believes this case is without merit and intends to vigorously defend this litigation. In September 2004, the Company filed an answer denying all of the allegations contained in the complaint.

The Company has been, and may from time to time, become a party to various legal proceedings arising in the ordinary course of its business. Management believes that the disposition of these matters will not have a material effect on the Company’s consolidated financial position, results of operations or liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In December 2004, the Company contributed 100,000 shares of common stock valued at $220,000 as a fiscal 2005 contribution to the Company’s Non-Qualified Deferred Compensation Plan. The shares were issued to a Rabbi Trust under such plan to be held as unsecured claims for the benefit of the plan participants.

The issuance of the common stock described in the previous paragraph was deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Act”), in reliance on Section 4(2) of the Act as transactions by an issuer not involving any public offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 12a-14(a) or 15d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 12a-14(a) or 15d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer (furnished herewith) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Irvine Sensors Corporation

(Registrant)

Date: February 10, 2005	By:	/s/ John J. Stuart, Jr.
John J. Stuart, Jr. Chief Financial Officer (Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 12a-14(a) or 15d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 12a-14(a) or 15d-14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer (furnished herewith) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.