Form 10-Q
period 2005-04-03
IRVINE SENSORS CORP/DE/
filed 2005-05-11
CIK 357108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-8402

IRVINE SENSORS CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0280334
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3001 Red Hill Avenue

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

As of May 2, 2005, there were 18,516,591 shares of common stock outstanding.

IRVINE SENSORS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL PERIOD ENDED APRIL 3, 2005

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

IRVINE SENSORS CORPORATION

CONSOLIDATED BALANCE SHEETS

	April 3, 2005	October 3, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$976,400	$2,064,100
Restricted cash	40,100	43,500
Accounts receivable, net of allowance for doubtful accounts of $10,000 and $85,000, respectively	1,893,800	1,327,000
Unbilled revenues on uncompleted contracts	1,737,300	930,600
Inventory, net	1,095,700	980,100
Other current assets	132,900	133,500

Total current assets	5,876,200	5,478,800

Equipment, furniture and fixtures, net	4,996,200	4,926,500
Patents and trademarks, net	756,100	748,300
Deposits	92,200	89,400

Total assets	$11,720,700	$11,243,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,870,800	$1,320,000
Accrued expenses	1,107,200	824,500
Accrued loss on contracts	91,700	34,600
Advance billings on uncompleted contracts	25,700	33,800
Deferred revenue	111,600	—
Capital lease obligations – current portion	146,100	118,300

Total current liabilities	3,353,100	2,331,200

Capital lease obligations, less current portion	141,200	156,700
Minority interest in consolidated subsidiaries	418,000	419,000

Total liabilities	3,912,300	2,906,900

Commitments and contingencies (Note 7)	—	—

Stockholders’ Equity:
Common stock, $0.01 par value, 80,000,000 shares authorized; 18,505,800 and 17,806,300 shares issued and outstanding, respectively	185,100	178,100
Common stock warrants; 1,261,400 and 1,508,100 warrants outstanding, respectively	—	—
Unamortized employee stock bonus plan contribution	(380,800)	—
Unamortized deferred compensation	(110,000)	—
Common stock held by Rabbi Trust	(702,000)	(482,000)
Deferred compensation liability	702,000	482,000
Paid-in capital	119,551,300	118,285,100
Accumulated deficit	(111,437,200)	(110,127,100)

Total stockholders’ equity	7,808,400	8,336,100

	$11,720,700	$11,243,000

See Accompanying Condensed Notes to Consolidated Financial Statements.

IRVINE SENSORS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	April 3, 2005	March 28, 2004	April 3, 2005	March 28, 2004
Revenues:
Contract research and development revenue	$5,324,400	$2,295,900	$8,949,800	$4,770,000
Product sales	767,700	115,100	1,303,200	1,054,800
Other revenue	3,000	14,800	42,300	41,300

Total revenues	6,095,100	2,425,800	10,295,300	5,866,100

Cost and expenses:
Cost of contract research and development revenue	3,962,700	1,767,000	6,778,700	3,160,600
Cost of product sales	566,700	214,600	1,109,400	1,280,800
General and administrative expense	1,490,700	1,485,000	3,175,300	2,778,400
Research and development expense	196,200	547,500	516,600	1,097,300

Total costs and expenses	6,216,300	4,014,100	11,580,000	8,317,100

Loss from operations	(121,200)	(1,588,300)	(1,284,700)	(2,451,000)

Interest expense	(9,700)	(11,900)	(19,100)	(45,000)
Loss on disposal of assets	(6,300)	(6,800)	(6,300)	(6,800)
Interest and other income	5,300	400	8,800	400

Loss before minority interest and provision for income taxes	(131,900)	(1,606,600)	(1,301,300)	(2,502,400)
Minority interest in loss of subsidiaries	800	1,800	1,000	5,800
Provision for income taxes	(2,900)	(6,800)	(9,800)	(12,800)

Net loss	$(134,000)	$(1,611,600)	$(1,310,100)	$(2,509,400)

Basic and diluted net loss per common share (Note 4)	$(0.01)	$(0.11)	$(0.07)	$(0.17)

Weighted average number of shares outstanding	18,431,900	15,265,500	18,222,900	14,557,700

See Accompanying Condensed Notes to Consolidated Financial Statements.

IRVINE SENSORS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	26 Weeks Ended
	April 3, 2005	March 28, 2004
Cash flows from operating activities:
Net loss	$(1,310,100)	$(2,509,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	861,300	764,700
Provision for obsolete inventory	—	42,900
Loss on disposal of assets	6,300	6,800
Noncash employee retirement plan contributions	529,200	355,800
Minority interest in net loss of subsidiaries	(1,000)	(5,800)
Common stock issued to pay operating expenses	2,900	—
Increase in accounts receivable	(565,800)	(335,400)
Increase in unbilled revenues on uncompleted contracts	(806,700)	(521,000)
(Increase) decrease in inventory	(115,600)	24,600
(Increase) decrease in other current assets	600	(48,700)
Increase in deposits	(2,800)	(200)
Increase (decrease) in accounts payable and accrued expenses	860,400	(455,400)
Increase (decrease) in accrued loss on contracts	57,100	(310,300)
Decrease in advance billings on uncompleted contracts	(8,100)	(373,700)
Increase (decrease) in deferred revenue	111,600	(226,700)

Total adjustments	929,400	(1,082,400)

Net cash used in operating activities	(380,700)	(3,591,800)

Cash flows from investing activities:
Capital facilities and equipment expenditures	(806,400)	(610,000)
Acquisition of patents	(61,700)	(91,200)
Decrease in restricted cash	3,400	19,000

Net cash used in investing activities	(864,700)	(682,200)

Cash flows from financing activities:
Net proceeds from issuance of common stock and common stock warrants	—	1,690,500
Proceeds from options and warrants exercised	223,400	1,959,500
Principal payments of capital leases	(65,700)	(21,600)

Net cash provided by financing activities	157,700	3,628,400

Net decrease in cash and cash equivalents	(1,087,700)	(645,600)
Cash and cash equivalents at beginning of period	2,064,100	1,166,800

Cash and cash equivalents at end of period	$976,400	$521,200

Supplemental cash flow information:
Cash paid for interest	$19,100	$39,200

Noncash investing and financing activities:
Equipment financed with capital leases	$78,000	$52,200

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

The consolidated financial information as of April 3, 2005 and March 28, 2004 included herein is unaudited but includes all normal recurring adjustments which, in the opinion of management of the Company, are necessary to present fairly the consolidated financial position of the Company at April 3, 2005, the results of its operations for the 26-week periods ended April 3, 2005 and March 28, 2004, and its cash flows for the 26-week periods ended April 3, 2005 and March 28, 2004.

Summary of Significant Accounting Policies

Company Operations. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company generated net losses of $4,166,900 and $1,310,100 in fiscal 2004 and the 26-week period ended April 3, 2005, respectively. However, the Company had working capital of $2,523,100 at April 3, 2005, which management believes will be adequate to meet the liquidity requirements of the Company’s operating plan for at least the next twelve months. In the event of plan variances that impose unforeseen liquidity needs, management believes, but cannot guarantee, that the Company will be able to raise additional working capital to fund the Company’s operations. This belief is based on the Company’s historical access to equity financing. The Company has been advised of new government contract awards for the fiscal year ending October 2, 2005 (“fiscal 2005”) that management expects will contribute to cash flow in subsequent periods of fiscal 2005. At April 3, 2005, the Company had total stockholders’ equity of $7,808,400.

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

Fiscal Periods. The Company’s fiscal year ends on the Sunday nearest September 30. Fiscal 2004 ended on October 3, 2004 and included 53 weeks, a fiscal year duration that is generally repeated once every six years. Fiscal 2005 will end on October 2, 2005 and will include 52 weeks. The Company’s second fiscal quarter and first 26 weeks of fiscal 2005 ended on April 3, 2005. The Company’s second fiscal quarter and first 26 weeks of fiscal 2004 ended on March 28, 2004.

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

From time to time, the Company capitalizes material, labor and overhead costs expected to be recovered from a probable new contract. Due to the uncertainty associated with new or follow-on research and development contracts, the Company maintains significant reserves for this inventory to avoid overstating its value. The Company has adopted this practice because it is typically able to more fully recover such costs under the provisions of government contracts by direct billing of inventory rather than by seeking recovery of such costs through permitted indirect rates.

Estimated Costs to Complete and Accrued Loss on Contracts. The Company reviews and reports on the performance of its contracts against the respective plans. These reviews are summarized in the form of estimates of costs to complete the contracts (“ETCs”). ETCs include management’s current estimates of remaining amounts for direct labor, material, subcontract support and allowable indirect costs based on each contract’s completion status and either the current or re-planned future technical requirements under the contract. If an ETC indicates a potential overrun against budgeted program resources, management generally seeks to revise the program plan in a manner consistent with customer objectives to eliminate such overrun and to secure necessary customer agreement to such revision. To mitigate the financial risk of such re-planning, the Company attempts to negotiate the deliverable requirements of its research and development contracts to allow as much flexibility as possible in technical outcomes. When re-planning does not appear possible within program budgets, an accrual for contract overrun is recorded based on the most recent ETC of the particular program. In fiscal 2004, the Company changed its operational processes to assign an increased level of accountability for contract financial performance to the contract’s program manager.

During the 26 weeks ended April 3, 2005, the Company increased its accrued losses on contracts in progress by $57,100. This increase reflects a change in the Company’s aggregate estimate (excluding contingencies), which management believes reflects ETCs for contracts in progress based on their completion status at April 3, 2005 and current and future technical requirements under the program contracts.

Revenues. The Company’s consolidated revenues during the first 26 weeks of fiscal 2005 were primarily derived from contracts to develop prototypes and provide research, development, design, testing and evaluation of complex detection and control defense systems. The Company’s research and development contracts are usually cost reimbursement plus fixed fee, which require the Company’s good faith performance of a statement of work within overall budgetary constraints, but with latitude as to resources utilized, or fixed price level of effort, which require the Company to deliver a specified number of labor hours in the performance of a statement of work. Revenues for both types of contracts are recognized as costs are incurred and include applicable fees or profits primarily in the proportion that costs incurred bear to estimated final costs. Costs and estimated earnings in excess of billings under government contracts are accounted for as unbilled revenues on uncompleted contracts. The Company provides for anticipated losses on contracts by a charge to income during the period in which a loss is first identified. The accrual for contract losses is adjusted quarterly based on a review of outstanding contracts. Unbilled revenues on uncompleted contracts are stated at estimated realizable value.

United States government contract costs, including indirect costs, are subject to audit and adjustment by negotiations between the Company and government representatives. Indirect contract costs have been agreed upon through fiscal 2001 and are currently being audited for fiscal 2002. Contract revenues have been recorded in amounts that are expected to be realized upon final determination of allowable direct and indirect costs for the affected contracts.

The Company’s revenues derived from product sales in the 26 weeks ended April 3, 2005 were primarily the result of shipments of stacked chip products, largely memory stacks, but also included limited shipments of Novalog’s wireless infrared chips and modules and, for the first time, initial shipments of infrared viewers, one of our camera products. Product orders for the Company’s products are generally priced in accordance with the Company’s established price list. Memory stack products and wireless infrared products are primarily shipped to Original Equipment Manufacturers (“OEMs”). Infrared viewers are system level products that are primarily intended to be shipped to end user customers, initially for military applications. Revenues are recorded when products are shipped. Terms are FOB shipping point. Wireless infrared products are generally shipped with a 90-day warranty, but the Company has not experienced significant returns of these products to date. RedHawk is the licensor of a shrink-wrapped software product that has no formal warranty and also has not experienced significant returns. Other products have been shipped for developmental and qualification use or have not been sold under formal warranty terms. The Company does not offer contractual price protection on any of its products. Accordingly, the Company does not presently maintain any reserves for returns under warranty or post-shipment price adjustments.

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

Accounting for Stock-Based Compensation. Under the recently released Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share Based Payment (“SFAS 123(R)”), commencing with its fiscal year beginning October 3, 2005 (“fiscal 2006”) (the “implementation date”), the Company will be required to expense against the Company’s reported earnings: (1) the fair value of all option grants or stock issuances made to employees or directors on or after the implementation date; and (2) a portion of the fair value of each option and stock grant made to employees or directors prior to the implementation date that represents the unvested portion of these share-based awards as of such date. These amounts will be expensed after the implementation date over the respective vesting periods of each award. Additionally, if it chooses to do so, SFAS 123(R) permits the Company to adopt the new share-based award accounting by retrospectively restating results for all periods presented to facilitate period-to-period comparison. The Company has not yet made a determination as to whether it will adopt SFAS 123(R) retrospectively.

Until the adoption of SFAS 123(R), the Company will continue to account for stock-based employee compensation as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and, SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”). SFAS 148 requires pro forma disclosures of net income (loss) and net income (loss) per share as if the fair value based method of accounting for stock-based awards had been applied for employee and director grants. It also requires disclosure of option status on a more prominent and frequent basis. The Company accounts for stock options and warrants issued to non-employees based on the fair value method, but has not elected this treatment for grants to employees and directors. Under the fair value method, compensation cost is recorded based on the value of the award at the measurement date, generally the grant date, and is recognized over the service period.

The exercise prices of the options granted during the 26-week period ended April 3, 2005 were equal to the closing price of the Company’s common stock as reported by the Nasdaq SmallCap Market at the date of grant.

Pursuant to SFAS 148, the Company is required to disclose the effects on the net loss and per share data as if the Company had elected to use the fair value approach to account for all of its employee stock-based compensation plans. Had the compensation cost for all of the Company’s option plans, including those of its subsidiaries, been determined using the fair value method, the compensation expense would have increased the Company’s net loss for the 13-week and 26-week periods ended April 3, 2005 and March 28, 2004 as shown below. (See Note 4 for calculation of shares used in determining diluted net loss per share.)

	13 Weeks Ended		26 Weeks Ended
	April 3, 2005	March 28, 2004	April 3, 2005	March 28, 2004
	(Unaudited)		(Unaudited)
Actual net loss	$(134,000)	$(1,611,600)	$(1,310,100)	$(2,509,400)
Pro forma compensation expense	(112,100)	(112,500)	(217,300)	(213,300)

Pro forma net loss	$(246,100)	$(1,724,100)	$(1,527,400)	$(2,722,700)

Actual net loss per share	$(0.01)	$(0.11)	$(0.07)	$(0.17)

Pro forma primary and diluted net loss per share	$(0.01)	$(0.11)	$(0.08)	$(0.19)

The fair value of each option granted during the 13-week and 26-week periods of the respective fiscal year on its grant date was estimated using the Black-Scholes option-pricing model. In the 26-week period ended April 3, 2005, the Company applied assumptions of no dividend yield; risk-free interest rates ranging from 3.09% to 3.85%, which approximated the Federal Reserve Board’s rate for treasuries at the time granted; expected lives of one to four years; and volatility rates of 70.5% and 77.1%. In the 26-week period ended March 28, 2004, the Company applied assumptions of no dividend yield; risk-free interest rates ranging from 2.16% to 2.38% which approximated the Federal Reserve Board’s rate for treasuries at the time granted; expected lives of one to two years; and volatility rates of approximately 70%. There were no option grants by subsidiaries during the 26-week periods ended April 3, 2005 and March 28, 2004. During the 26-week period ended April 3, 2005, the Company granted options to purchase 1,262,000 shares of the Company’s common stock, with a weighted average exercise price of $2.19 per share, and at a weighted average fair value of $1.05 per share. During the 26-week period ended March 28, 2004, the Company granted options to purchase 780,000 shares of the Company’s common stock, with a weighted average exercise price of $3.44 per share, and at a weighted average fair value of $1.34 per share.

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

Long-Lived Assets. The Company continually monitors events or changes in circumstances that could indicate that the carrying amount of long-lived assets to be held and used, including goodwill and intangible assets, may not be recoverable. The determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. When impairment is indicated for a long-lived asset, the amount of impairment loss is the excess of net book value over fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. At April 3, 2005, management believed no indications of impairment existed.

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

Basic and Diluted Net Loss per Share. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that options and warrants are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of actual issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period (See Note 4).

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

Concentration of Credit Risk. The Company has cash deposits at U.S. banks and financial institutions, which exceed federally insured limits at April 3, 2005. The Company is exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institution; however, the Company does not anticipate non-performance.

Reclassifications. Certain reclassifications have been made to the 2004 fiscal year interim financial statements to conform to the current year presentation.

Recently Issued Accounting Pronouncements. In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs (“SFAS 151”), which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS 151 will have a material impact on its financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets (“SFAS 153”), which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe the adoption of SFAS 153 will have a material impact on its consolidated financial statements.

In December 2004, the FASB issued SFAS 123(R), which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and to record such amount as an expense over the related employee service period. SFAS 123(R) eliminates the alternative method of accounting for such awards using the intrinsic method previously allowable under APB Opinion No. 25. In April 2005, the SEC announced that registrants that are not small business issuers would be required to adopt SFAS 123(R) not later than the beginning of the first fiscal year starting after June 15, 2005, which in the case of the Company would be fiscal 2006. The Company is currently evaluating the financial statement impact of the adoption of SFAS 123(R) and has not determined whether to apply SFAS 123(R) retroactively to other periods presented.

Note 2 – Common Stock and Common Stock Warrants

During the 26-week period ended April 3, 2005, the Company issued an aggregate of 699,500 shares of common stock in various transactions. Of this amount, 222,300 common shares were issued for cash, realizing aggregate gross proceeds of $223,400, and 477,200 shares were issued in non-cash transactions largely in connection with contributions to certain of the Company’s benefit plans in the aggregate amount of $1,049,900. These transactions are separately discussed below.

Cash Transactions

Of the 222,300 shares issued for cash during the 26-week period ended April 3, 2005, 219,400 shares of common stock were issued for gross proceeds of $219,500 pursuant to the exercise of outstanding warrants. The remaining 2,900 shares of common stock issued for cash were issued as a result of the exercise of stock options during the same 26-week period, realizing gross proceeds of $3,900.

Non-Cash Transactions

The 477,200 shares of common stock issued during the 26-week period ended April 3, 2005 in non-cash transactions were issued in November and December 2004 in the following amounts: (1) 363,600 shares were issued to effectuate a $800,000 non-cash contribution to the Company’s employee retirement plan, the Cash or Deferred & Stock Bonus Plan (“ESBP”), for fiscal 2005; (2) 12,200 shares were issued to effectuate a previously accrued $26,900 contribution to the ESBP for fiscal 2004; (3) 100,000 shares were issued to make a $220,000 non-cash contribution to the Company’s Non-Qualified Deferred Compensation Plan for fiscal 2005; and (4) 1,400 shares were issued as bonus stock to certain non-officer employees in consideration for past services rendered valued at $3,000 in the aggregate. Of the fiscal 2005 contributions to the Company’s ESBP and Non-Qualified Deferred Compensation Plan, $529,200 has been expensed through April 3, 2005 and the $490,800 balance is expected to be expensed during the balance of fiscal 2005. The value of these non-cash issuances of common stock was based on the closing sales price of the Company’s common stock on the dates that the various transactions were authorized by the Company’s Board of Directors.

Note 3 – Stock Option Plans, Employee Retirement Plan and Deferred Compensation Plan

At the Company’s Annual Meeting of Stockholders in March 2005, the Company’s stockholders approved an amendment to the Company’s 2003 Stock Incentive Plan, as amended, (the “2003 Plan”) increasing the number of shares of common stock available for issuance pursuant to options or restricted stock grants under the 2003 Plan from an aggregate of 2,400,000 shares to an aggregate of 4,900,000 shares. Under the 2003 Plan, options and restricted stock may be granted to the Company’s employees, directors and bona fide consultants.

In December 2004, the Board of Directors authorized a contribution to the Company’s ESBP in the amount of $800,000, which represented a contribution for fiscal 2005 equal to approximately 9.8% of the Company’s expected gross salary and wages for fiscal 2005. Historically, the Company has made contributions of approximately 10% or more of gross salary and wages in each fiscal year. It is contemplated that the Board of Directors will make an additional contribution to the ESBP later in fiscal 2005 to achieve at least this historical level once expected gross salary and wages for fiscal 2005 are known more precisely. As has been the Company’s practice, the $800,000 contribution for fiscal 2005 was made in shares of the Company’s common stock valued at the closing sales price of the Company’s common stock on the date that the contribution was authorized by the Board of Directors. Of the fiscal

2005 contribution, $419,200 was amortized in the 26-week period ended April 3, 2005. The $380,800 portion of the fiscal 2005 contribution that had not been amortized at April 3, 2005 has been recorded as a prepaid ESBP contribution in equity and will be amortized over the remaining quarters of fiscal 2005. Pursuant to the ESBP provision, vesting requirements are met as services are performed and fulfilled at each fiscal year end.

The Company maintains a deferred compensation plan, the Non-Qualified Deferred Compensation Plan, for key employees with long-term service with the Company. Annual contributions of common stock of the Company are made to a Rabbi Trust under such plan to be held for the benefit of the deferred compensation plan participants. In December 2004, the Board of Directors authorized the fiscal 2005 contribution to the deferred compensation plan in the amount of 100,000 shares of common stock valued at $220,000. Of this contribution, $110,000 was amortized in the 26-week period ended April 3, 2005. The $110,000 portion of the fiscal 2005 contribution that had not been amortized at April 3, 2005 has been recorded as a prepaid contribution in equity and will be amortized over the remaining quarters of fiscal 2005. Participants’ potential distributions from the Rabbi Trust represent unsecured claims against the Company. The Rabbi Trust was established by the Company and is subject to creditors’ claims. Shares in this plan may be distributed to each plan beneficiary when they retire from service at an age permitted under the Company’s ESBP.

Note 4 – Loss per Share

As the Company had a net loss for the 13-week and 26-week periods ended April 3, 2005 and March 28, 2004, basic and diluted net loss per common share are the same.

The Company has excluded from the computation of diluted loss per common share the maximum number of shares issuable pursuant to outstanding, in-the-money stock options and warrants in the amounts of 2,166,000 shares and 3,222,400 shares of common stock as of April 3, 2005 and March 28, 2004, respectively, because the Company had a loss from continuing operations for both periods presented and to include the representative share increments would be anti-dilutive.

Note 5 – Inventories, Net

Inventories, net consisted of the following:

	April 3, 2005	October 3, 2004
	(Unaudited)
Work in process	$4,310,800	$4,229,100
Finished goods	102,900	69,000

	4,413,700	4,298,100
Less reserve for obsolete inventory	(3,318,000)	(3,318,000)

	$1,095,700	$980,100

Title to all inventories remains with the Company. Inventoried materials and costs relate to work in process on customers’ orders and on the Company’s generic module parts and memory stacks, which the Company anticipates it will sell to customers including deliveries to customers under potential research and development contracts. Work in process includes amounts that may be sold as products or under contracts. Such inventoried costs are stated generally at the total of the direct production costs including overhead. Inventory valuations do not include general and administrative expenses. Inventories are reviewed quarterly to determine salability and obsolescence.

Costs on long-term contracts and programs in progress represent recoverable costs incurred. The Company’s marketing involves the identification and pursuit of research and development contracts pursuant to specific government budgets and programs. The Company is frequently involved in the pursuit of a specific anticipated contract that is a follow-on or related to an existing contract. The Company often determines that it is probable that a subsequent award will be successfully received, particularly if continued progress can be demonstrated against anticipated technical goals of the projected new program while the government goes through its lengthy process required to allocate funds and award contracts. When such a determination occurs, the Company capitalizes material, labor and overhead costs expected to be recovered from a follow-on or new contract. Due to the uncertain timing of such contracts, the Company maintains significant reserves for this inventory to avoid overstating its value. The net book value of such capitalized pre-contract costs included in work in process at April 3, 2005 and October 3, 2004 was $620,100 and $683,300, respectively.

Note 6 – Reportable Segments and Major Customers

Pursuant to the Company’s reorganization of its operations in fiscal 2003 to provide more effective access to its administrative, marketing and engineering resources across all sectors of its business and to reduce expenses, the Company began to manage its operations in fiscal 2004 in only two reportable segments, the contract research and development segment and the product segment. The Company’s management evaluates financial information to review the performance of the Company’s research and development contract business separately from the Company’s product business, but only to the extent of the revenues and the cost of revenues of the two segments. Because the various indirect expense operations of the Company, as well as its assets, now support all of its revenue-generating operations in a matrix manner, frequently in circumstances in which a distinction between research and development contract support and product support is difficult to identify, segregation of these indirect costs and assets is impracticable. The revenues and costs of revenues of the Company’s two reportable segments for the 13-week and 26-week periods ended April 3, 2005 and March 28, 2004 is shown in the following table. The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies.

	For the 13 Weeks Ended		For the 26 Weeks Ended
	April 3, 2005	March 28, 2004	April 3, 2005	March 28, 2004
	(Unaudited)		(Unaudited)
Contract research and development revenue	$5,324,400	$2,295,900	$8,949,800	$4,770,000
Cost of contract research and development revenue	3,962,700	1,767,000	6,778,700	3,160,600

Gross profit	$1,361,700	$528,900	$2,171,100	$1,609,400

Product sales	$767,700	$115,100	$1,303,200	$1,054,800
Cost of product sales	566,700	214,600	1,109,400	1,280,800

Gross profit (loss)	$201,000	$(99,500)	$193,800	$(226,000)

The major customers for the Company’s research and development business segment in both the 26-week periods ended April 3, 2005 and March 28, 2004 were all agencies or laboratories of the U.S. government or U.S. government contractors. Such customers in the aggregate accounted for approximately 81% of the Company’s total revenues in the current year 26-week period and approximately 80% of the Company’s total revenues in the 26 weeks ended March 28, 2004. Approximately 40% and 18% of total revenues were realized from contracts with SAIC, a government contractor, and the U.S. Army, respectively, in the current 26-week period. No other customer accounted for more than 10% of the Company’s total revenues during the 26-week period ended April 3, 2005. Total revenues realized from contracts with the Defense Advanced Research Projects Agency (“DARPA”) and the U.S. Army were 31% and 22%, respectively, in the 26 weeks ended March 28, 2004. The major customer for the Company’s product business segment in both the 26-week period ended April 3, 2005 and the 26-week period ended March 28, 2004 was L-3 Communications, a government contractor, which accounted for approximately 5% of the Company’s total revenues and 43% of product sales in the current 26-week period and approximately 11% of the Company’s total revenues and 61% of product sales in the 26 weeks ended March 28, 2004.

Note 7 – Commitments and Contingencies

Government Expense Audits

The Company’s reimbursable indirect expense rates for government contracts have been audited through the fiscal year ended September 30, 2001. The Federal government has a proposed claim for recovery of $152,400 pursuant to the fiscal 2001 indirect rate audit. Pursuant to Federal Acquisition Regulations, the Company believes that it has a basis for waiver of this claim and has submitted a formal request for such waiver. Therefore, the accompanying consolidated financial statements do not include an accrual for potential loss, if any, related to this claim. This request is currently pending. The Federal government’s indirect rate audit for the fiscal year ended September 29, 2002 is presently underway, but indirect rate audits for the fiscal years ended September 28, 2003 and October 3, 2004 have not yet been scheduled.

Litigation

In August 2004, a consultant who was engaged by the Company’s iNetWorks subsidiary to locate capital for iNetWorks filed a lawsuit in the Orange County Superior Court for breach of contract against iNetWorks and against the Company as the alleged alter ego of iNetWorks. In the complaint, the consultant alleges that iNetWorks breached a Finder’s Agreement with the consultant and seeks an unspecific amount of damages. In discovery, the consultant claimed that he is owed $5.2 million; however, as the consultant did not raise any capital for iNetWorks, the Company believes this case is without merit and intends to vigorously defend this litigation. In September 2004, the Company filed an answer denying all of the allegations contained in the complaint. The Court has set a date of October 11, 2005 for trial of this matter.

The Company has been, and may from time to time, become a party to various legal proceedings arising in the ordinary course of its business. Management believes that the disposition of these matters will not have a material effect on the Company’s consolidated financial position, results of operations or liquidity.

Note 8 – Patents and Trademarks, Net

The Company’s intangible assets consist of patents and trademarks related to the Company’s various technologies, approximately 99% of which represents patents. Capitalized costs include amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of patent and trademark applications. These assets are amortized on a straight-line method over their estimated useful life of ten years. The Company reviews these intangible assets for impairment when and if impairment indicators occur in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. At April 3, 2005, management believed no indications of impairment existed.

Patents and trademarks at April 3, 2005 and March 28, 2004 are as follows:

	April 3, 2005	October 3, 2004
	(Unaudited)
Patents and trademarks	$1,096,600	$1,034,900
Less accumulated amortization	(340,500)	(286,600)

Patents and trademarks, net	$756,100	$748,300

The amortization expense for the 26-week period ended April 3, 2005 was $53,900. The amortization expense for fiscal 2004 was $96,200, of which $49,700 was incurred in the 26-week period ended March 28, 2004. The unamortized balance of patents and trademarks at April 3, 2005 is estimated to be amortized over the balance of this fiscal year and the next five fiscal years thereafter as follows:

For the Fiscal Year	Estimated Amortization Expense
2005 (remainder of year)	$54,100
2006	109,000
2007	109,000
2008	109,000
2009	109,000
2010	96,400

Note 9 – Subsequent Events

In May 2005, the Company entered into a one-year consulting agreement with CTC Aero, LLC, of which one of the Company’s directors, Chris Toffales, is a principal. Under the terms of the consulting agreement, Mr. Toffales will provide strategic planning and business development support services at a rate of $15,000 per month plus reimbursement of reasonable out-of-pocket business expenses. In connection with the consulting agreement, CTC Aero, including Mr. Toffales, also has entered into a confidential information and invention assignment agreement with the Company.

In May 2005, the Company entered into a one-year consulting agreement with Robert G. Richards, one of the Company’s directors and its recently retired Chief Executive Officer. Under the terms of the consulting agreement, Mr. Richards will provide management consulting services at a rate of $100 per hour plus reimbursement of reasonable out-of-pocket business expenses. In connection with the consulting agreement, Mr. Richards also has entered into a confidential information and invention assignment agreement with the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains forward-looking statements regarding Irvine Sensors which include, but are not limited to, statements concerning projected revenues, expenses, gross profit and income, mix of revenue, potential contract awards, market acceptance of our products and technologies, the competitive nature of our business and markets, the success and timing of new product introductions and commercialization of our technologies, product qualification requirements of our customers, the need for additional capital, our significant accounting policies and the outcome of pending litigation. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “estimates,” “should,” “may,” “will”, “with a view to” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Such factors include, but are not limited to the following:

•	our ability to introduce new products, gain broad market acceptance for such products and ramp up manufacturing in a timely manner;

•	our ability to secure additional research and development contracts, and governmental agendas and budget issues;

•	our ability to obtain expected and timely procurements resulting from existing contracts;

•	the pace at which new markets develop;

•	new products or technologies introduced by our competitors, many of whom are bigger and better financed than us;

•	our ability to successfully execute our business plan and control costs and expenses;

•	the availability of additional financing;

•	our ability to establish strategic partnerships to develop our business;

•	our limited market capitalization;

•	general economic and political instability; and

•	those additional factors which are listed under the section “Risk Factors” at the end of Item 2 of this report.

We do not undertake any obligation to revise or update publicly any forward-looking statements for any reason, except as required by law. Additional information on the various risks and uncertainties potentially affecting our operating results are discussed below and are contained in our publicly filed documents available through the SEC’s EDGAR database (www.sec.gov) or from our Investor Relations Department.

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

Except for fiscal years 1999 through 2001, when we realized significant commercial product sales of wireless infrared transceivers, we have historically derived a substantial majority of our total revenues from government-funded research and development contracts rather than from product sales. We anticipate that a majority of our total revenues will continue to be derived from government-funded sources in fiscal 2005. With a few exceptions, our government-funded research and development contracts to date have largely been early-stage in nature and relatively modest in size. As a result, our revenues from this source have improved to a limited degree from increases in the U.S. defense budget. However, we are also placing more emphasis on deploying our marketing efforts on government programs that we believe have potential to lead to production contracts, which we believe to be both larger and more profitable than funded research and development contracts. If we are successful in securing government production contracts, an outcome that we cannot guarantee, our revenues may become more related to changes in U.S. defense budgets. We are also attempting to increase our revenues from product sales by introducing new products with commercial applications, in particular, stacked computer memory chips. We are currently transitioning into a new generation of such products, with a view to increasing sales of such products, but we cannot assure you that we will be able to complete development or successfully launch any such products on a timely basis, if at all. We use contract manufacturers to produce these products, and all of our other current operations occur at a single, leased facility in Costa Mesa, California.

We have a history of unprofitable operations, largely as a result of discretionary investments that we have made to commercialize our technologies and to maintain our technical staff and corporate infrastructure at levels that we believe are required for future growth. Our investments to commercialize our technologies have yet to produce sustainable profitable product sales. With respect to our investments in staff and infrastructure, the advanced technical and multi-disciplinary content of our proprietary technologies places a premium on a stable and well-trained work force. As a result, we tend to maintain our work force even when anticipated government contracts are delayed, a circumstance that occurs with some frequency and may, from time to time, result in under utilization of our labor force for revenue generation. We believe that this pattern can be overcome by the achievement of greater contract backlog and are seeking growth in our research and development contract revenue to that end. To date, however, we have not yet achieved sufficient revenues to realize profitable operations. Our ability to recover our investments through the cost-reimbursement features of our government contracts are subject to both regulatory and competitive pricing considerations.

During fiscal 2003, we consolidated all of our operations to more effectively use our administrative, marketing and engineering resources and to reduce expenses. None of our subsidiaries presently account for more than 10% of our total revenues or total assets, or have separate employees or facilities. We currently report our operating results and financial condition segmented only between our research and development business and our product business. (See Note 6 to the Consolidated Financial Statements).

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

Revenue Recognition. Our consolidated total revenues during the first 26 weeks of fiscal 2005 were primarily derived from contracts to develop prototypes and provide research, development, design, testing and evaluation of complex detection and control defense systems. Our research and development contracts are usually cost reimbursement plus a fixed fee or fixed price with billing entitlements based on level of effort expended. For such research and development contracts, revenues are recognized as we incur costs and include applicable fees or profits primarily in the proportion that costs incurred bear to estimated final costs. Upon the initiation of each such contract, a detailed cost budget is established for direct labor, material, subcontract support and allowable indirect costs based on our proposal and the required scope of the contract as may have been modified by negotiation with the customer, usually a U.S. government agency or prime contractor. A program manager is assigned to secure the needed labor, material and subcontract in the program budget to achieve the stated goals of the contract and to manage the deployment of those resources against the program plan. Our accounting department collects the direct labor, material and subcontract charges for each program on a weekly basis and provides such information to our respective program managers and senior management.

The program managers review and report the performance of their contracts against the respective program plans with our senior management, including our President and Chief Executive Officer, on a monthly basis. These reviews are summarized in the form of estimates of costs to complete the contracts. If an ETC indicates a potential overrun against budgeted program resources, it is the responsibility of the program manager to revise the program plan in a manner consistent with customer objectives to eliminate such overrun and to seek necessary customer agreement to such revision. To mitigate the financial risk of such re-planning, we attempt to negotiate the deliverable requirements of our research and development contracts to allow as much flexibility as possible in technical outcomes. Given the inherent technical uncertainty involved in research and development contracts, in which new technology is being invented, explored or enhanced, such contractual latitude is frequently achievable. When re-planning does not appear possible within program budgets, senior management makes a judgment as to whether we plan to supplement the customer budget with company funds or whether the program statement of work will require the additional resources to be expended to meet contractual obligations. If either determination is made, an accrual for the anticipated contract overrun is recorded based on the most recent ETC of the particular program.

We provide for anticipated losses on contracts by incurring a charge to income during the period in which a potential for loss is first identified. We adjust the accrual for contract losses quarterly based on the review of outstanding contracts. Upon completion of the contracts, any associated accrual of anticipated loss is reduced as the previously recorded obligations are satisfied. Costs and estimated earnings in excess of billings under government contracts are accounted for as unbilled revenues on uncompleted contracts. Unbilled revenues on uncompleted contracts are stated at estimated realizable value.

We consider many factors when applying accounting principles generally accepted in the United States of America related to revenue recognition. These factors generally include, but are not limited to:

•	The actual contractual terms, such as payment terms, delivery dates, and pricing terms of the various product and service elements of a contract;

•	Time period over which services are to be performed;

•	Costs incurred to date;

•	Total estimated costs of the project;

•	Anticipated losses on contracts; and

•	Collectibility of the revenues.

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

Revenue from product sales is recognized upon shipment, provided (1) there are no unfulfilled contingencies associated with the sale; (2) the Company has a sales contract or purchase order with the customer; and (3) the Company is reasonably assured that the sales price can be collected. The absence of any of these conditions would cause revenue recognition to be deferred.

Inventory. Inventories are stated at the lower of cost or market. Each quarter, we evaluate our inventories for excess quantities and obsolescence. We write off inventories that are considered obsolete and adjust remaining inventory balances to approximate the lower of cost or market value. The valuation of inventories at the lower of cost or market requires the use of estimates as to the amounts of current inventories that will be sold. These estimates are dependent on our assessment of current and expected orders from our customers.

Costs on long-term contracts and programs in progress represent recoverable costs incurred. The marketing of our research and development contracts involves the identification and pursuit of specific government budgets and programs. We are frequently involved in the pursuit of a specific anticipated contract that is a follow-on or related to an existing contract. We often determine that it is probable that a subsequent award will be successfully received, particularly if continued progress can be demonstrated against anticipated technical goals of the projected new program while the government goes through its lengthy process required to allocate funds and award contracts. When such a determination occurs, we capitalize material, labor and overhead costs expected to be recovered from a follow-on or new contract. Due to the uncertainties associated with new or follow-on research and development contracts, we maintain significant reserves for this inventory to avoid overstating its value. We have adopted this practice because we believe that we are typically able to more fully recover such costs under the provisions of government contracts by direct billing of inventory rather than by seeking recovery of such costs through permitted indirect rates, which may be more subject to competitive market pressures.

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

Results of Operations

Contract Research and Development Revenue. Contract research and development revenue consists of amounts realized or realizable from customer funded research and development contracts, largely from U.S. government agencies and government contractors. Contract research and development revenues for both the 13-week and 26-week periods ended April 3, 2005 increased materially over the comparable revenues of the 13-week and 26-week periods ended March 28, 2004 and also continued to represent the dominant contributor to our total revenues as shown in the following tables:

13-week comparisons	Contract Research and Development Revenue	Percent of Total Revenue
13 weeks ended March 28, 2004	$2,295,900	95%
Dollar increase in current comparable 13 weeks	3,028,500

13 weeks ended April 3, 2005	$5,324,400	87%
Percent increase in current 13 weeks	132%

26-week comparisons	Contract Research and Development Revenue	Percent of Total Revenue
26 weeks ended March 28, 2004	$4,770,000	81%
Dollar increase in current comparable 26 weeks	4,179,800

26 weeks ended April 3, 2005	$8,949,800	87%
Percent increase in current 26 weeks	88%

The increase in contract research and development revenue for both the 13-week and 26-week periods ended April 3, 2005 was the result of a changing emphasis toward application-oriented research and development contracts in the first 26 weeks of fiscal 2005 as opposed to the first 26 weeks of fiscal 2004. We believe that this increase was primarily the result of the increasing maturity of our development stage technologies, which has in turn, led to the receipt of more development contracts oriented toward possible production. Typically, such contracts are larger in dollar value than early stage research and development contracts. We have been advised that additional government contracts of this nature are pending. As such, we anticipate additional contracts will be awarded in future periods, which we believe will further increase our contract research and development revenue, although we cannot guarantee this outcome. Based on our current backlog and notices of pending awards, we expect that our contract revenue will continue to represent a majority of our total revenue for the remainder of fiscal 2005.

Cost of Contract Research and Development Revenue. Cost of contract research and development revenue consists of labor, subcontractor and vendor expenses directly incurred in support of research and development contracts, plus associated indirect expenses permitted to be charged pursuant to the relevant contracts. Our cost of contract research and development revenue for the 13 weeks and 26 weeks ended April 3, 2005 as compared to the 13 weeks and 26 weeks ended March 28, 2004 is shown in the following tables:

13-week comparisons	Cost of Contract Research and Development Revenue	Percent of Contract Research and Development Revenue
13 weeks ended March 28, 2004	$1,767,000	77%
Dollar increase in current comparable 13 weeks	2,195,700

13 weeks ended April 3, 2005	$3,962,700	74%
Percent increase in current 13 weeks	124%

26-week comparisons	Cost of Contract Research and Development Revenue	Percent of Contract Research and Development Revenue
26 weeks ended March 28, 2004	$3,160,600	66%
Dollar increase in current comparable 26 weeks	3,618,100

26 weeks ended April 3, 2005	$6,778,700	76%
Percent increase in current 26 weeks	115%

The dollar increase in cost of contract research and development revenue in both the 13-week and 26-week periods ended April 3, 2005 reflects the fact that, to a large extent, our research and development contracts are of a cost reimbursement plus fixed fee nature. Accordingly, our costs of contract research and development revenue generally increase as such revenue increases. The disproportionate increase in the 26-week period ended April 3, 2005 reflects the fact that the 26 weeks ended March 28, 2004 included a $316,200 reduction in our accrued loss on contracts resulting from improved program management procedures, and no comparable reduction occurred in the 26 weeks ended April 3, 2005. Absent this effect, the cost of contract research and development revenue as a percentage of such revenue would have been 73% in the 26 weeks ended March 28, 2004. The 26-week period-to-period proportional difference in cost of contract research and development revenue also reflects the different mix between internal and external resources generally required to satisfy the requirements of larger contracts, such as were active during the first 26 weeks of fiscal 2005. As contract values increase, we are more likely to require additional support from external vendors, independent contractors or subcontractors to meet contractual delivery requirements. Such external support is generally more costly than use of internal resources. Since we anticipate an increasing contribution to our revenues from such larger contracts in the balance of fiscal 2005, we also anticipate that we may need to continue to rely on external support in future periods, which may continue to increase our research and development costs in absolute dollars in future periods.

Product Sales. Product sales are comprised of revenues derived from sales of chips, modules, thermal viewers, stacked chip products and chip stacking services. Product sales for the first 13-week and 26-week periods of fiscal 2005 and fiscal 2004 are shown in the following tables:

13-week comparisons	Product Sales	Percent of Total Revenue
13 weeks ended March 28, 2004	$115,100	5%
Dollar increase in current comparable 13 weeks	652,600

13 weeks ended April 3, 2005	$767,700	13%
Percent increase in current 13 weeks	567%

26-week comparisons	Product Sales	Percent of Total Revenue
26 weeks ended March 28, 2004	$1,054,800	18%
Dollar increase in current comparable 26 weeks	248,400

26 weeks ended April 3, 2005	$1,303,200	13%
Percent increase in current 26 weeks	24%

The increase in product sales for both the 13 weeks and 26 weeks ended April 3, 2005 was largely due to an increase in orders for our stacked chip products from commercial customers. Sales of such products to our aerospace customers during the current year periods was modestly decreased over the comparable prior year periods largely due to timing of orders from an aerospace OEM, L-3 Communications. In the 26-week period ended March 28, 2004, a large shipment of stacked chip products was made to L-3 Communications to meet the schedule requirements of one of their programs. No comparably scheduled large delivery was required by L-3 Communications in the 26 weeks ended April 3, 2005. However, based on orders received from L-3 Communications subsequent to April 3, 2005, we believe that this comparative difference between the current and prior year 26-week periods is simply a timing effect and not a trend. As a result of the substantial increase in total revenue during the 26-week period ended April 3, 2005 as compared to the first 26 weeks of fiscal 2004, L-3 Communications was not a material customer in the current 26-week period in which it accounted for $555,000, or 5% of our consolidated total revenues and 43% of our product sales, as contrasted to the 26-week period ended March 28, 2004 in which it accounted for approximately $646,500, or 11%, of our consolidated total revenues and 61% of our product sales.

Stacked chip product sales accounted for $1,089,300, or 84%, of our product sales in the 26 weeks ended April 3, 2005 as opposed to $882,300, or 84%, of our product sales in the 26 weeks ended March 28, 2004. Approximately $91,500, or 7%, of our product sales in the 26-week period ended April 3, 2005 and $95,200, or 9%, or our product sales in the 26-week period ended March 28, 2004 were derived from sales of wireless infrared transceiver chips and module products to various customers, sold under the Novalog brand, reflecting the erosion of sales of our infrared transceivers for use in personal digital assistants. Because of the difficulty of securing cost-effective sources of supply to service this declining demand, we do not presently plan to pursue additional sales of our wireless infrared transceiver products. Product sales for the 26-week period ended April 3, 2005 included, for the first time, a contribution from sales of thermal viewer and camera products. Sales of such products accounted for $106,300, or 8%, of product sales in this period.

Cost of Product Sales. Cost of product sales consists of labor, subcontractor and vendor expenses directly incurred in the manufacture of products sold, plus related overhead expenses. Our cost of product sales for the 13 weeks and 26 weeks ended April 3, 2005 as compared to the 13 weeks and 26 weeks ended March 28, 2004 is shown in the following tables:

13-week comparisons	Cost of Product Sales	Percent of Product Sales
13 weeks ended March 28, 2004	$214,600	186%
Dollar increase in current comparable 13 weeks	352,100

13 weeks ended April 3, 2005	$566,700	74%
Percent increase in current 13 weeks	164%

26-week comparisons	Cost of Product Sales	Percent of Product Sales
26 weeks ended March 28, 2004	$1,280,800	121%
Dollar decrease in current comparable 26 weeks	(171,400)

26 weeks ended April 3, 2005	$1,109,400	85%
Percent decrease in current 26 weeks	(13%)

The cost of product sales in the 13-week period ended April 3, 2005 increased primarily as a result of the increase in product sales in the current period. However, because the current 13-week period reflected the impact of discontinuation of older wireless infrared products that were no longer economic and production learning curve improvements associated with our stacked memory products, the costs of product sales in the 13 weeks ended April 3, 2005 increased substantially less than the increase in product sales during that period, resulting in positive gross margins on product sales in the current period as opposed to negative gross margins in the comparable prior year period. For largely the same reasons, there was also a transformation to positive gross margins on product sales in the 26-week period ended April 3, 2005 as compared to the product sales in the 26-week period ended March 28, 2004, although the gross margin improvement was less pronounced because of the relatively smaller product sales in the second fiscal quarter of fiscal 2004. We expect, but cannot guarantee, that our product sales will increase in subsequent periods of fiscal 2005, which we expect will allow us to continue to achieve economies of scale that contribute to improved gross margins on product sales.

General and Administrative Expense. General and administrative expense generally consists of labor, subcontractor and vendor expenses not directly related to the production of revenue or to internally funded research and development and includes such internal expenses as executive, administrative, financial and marketing labor and labor-related expenses and such external expenses as legal and accounting. General and administrative expense for the 13 weeks and 26 weeks ended April 3, 2005 as compared to the 13 weeks and 26 weeks ended March 28, 2004 are shown in the following tables:

13-week comparisons	General and Administrative Expense	Percent of Total Revenue
13 weeks ended March 28, 2004	$1,485,000	61%
Dollar increase in current comparable 13 weeks	5,700

13 weeks ended April 3, 2005	$1,490,700	24%
Percent increase for current 13 weeks	0%

26-week comparisons	General and Administrative Expense	Percent of Total Revenue
26 weeks ended March 28, 2004	$2,778,400	47%
Dollar increase in current comparable 26 weeks	396,900

26 weeks ended April 3, 2005	$3,175,300	31%
Percent increase for current 26 weeks	14%

General and administrative expense in the 13-week period ended April 3, 2005 as compared to the 13-week period ended March 28, 2004 remained relatively unchanged largely due to a decrease in general and administrative labor and labor-related expenses in the current year period offset by increases in other categories of general and administrative expense. The decrease in general and administrative labor was primarily a consequence of higher utilization of our technical staff on funded research and development contracts, which resulted in such labor costs being included in cost of contract research and development revenue. Accordingly, lesser amounts of technical labor costs were included in general and administrative expense. Since the increase in our contract research and development efforts was more pronounced in the second 13 weeks of fiscal 2005 than the first 13-week period, this direct labor utilization effect had less proportional impact on the 26-week period ended April 3, 2005 than the 13-week period ending on that same date, resulting in a $20,000 increase in overall categories of general and administrative labor and labor-related expenses in the current year 26-week period compared to the first 26 weeks of fiscal 2004. This modest increase in general and administrative labor and labor-related expenses contributed to the overall increase in general and administrative expense for the 26-week period ended April 3, 2005 compared to the 26-week period ended March 28, 2004.

The largest element contributing to the increase in general and administrative expense in the 26 weeks ended April 3, 2005 and offsetting the decrease in general and administrative labor and labor-related expenses in the 13 weeks ended April 3, 2005 was an increase in general and administrative costs which are not deemed allowable for cost reimbursement under our contracts with the U.S. government. Of this increase, $110,000 was due to recognition of expense resulting from a contribution to our Non-Qualified Deferred Compensation Plan in the 26-week period ended April 3, 2005 rather than in a later fiscal period as was the case in fiscal 2004. Additionally, $40,000 of the current 26-week increase was related to a reduction in our reserve for uncollectible receivables in the 26-week period ended March 28, 2004 that did not recur in the 26-week period ended April 3, 2005. The total increase in such unallowable expenses during the 13-week and 26-week periods ended April 3, 2005, as compared to the 13-week and 26-week periods ended March 28, 2004, was $125,800 and $240,900, respectively.

During the 26-week period ended April 3, 2005, we also experienced an $87,000 increase in general and administrative service costs, largely consisting of accounting expenses, primarily incurred as a result of implementation of the requirements associated with Section 404 of the Sarbanes-Oxley Act. Although, as a non-accelerated filer, our deadline for compliance with Section 404 has now been extended to October 1, 2006, the end of our fiscal 2006, we anticipate that we will continue to experience some increase in this category of our general and administrative expense in the balance of fiscal 2005. Another source of increase in our general and administrative expense in the current year periods compared to the 13-week and 26-week periods ended March 28, 2005 was an increase of $53,100 and $96,600 for the 13-week and 26-week periods ended April 3, 2005, respectively, in our selling and marketing expenses to support our plans for revenue growth.

Research and Development Expense. Research and development expense consists of labor, subcontractor and vendor expenses directly incurred in support of internally funded research and development projects, plus associated overhead expenses. Research and development expense for the 13 weeks and 26 weeks ended April 3, 2005 as compared to the 13 weeks and 26 weeks ended March 28, 2004 decreased as shown in the following tables:

13-week comparisons	Research and Development Expense	Percent of Total Revenue
13 weeks ended March 28, 2004	$547,500	23%
Dollar decrease in current comparable 13 weeks	(351,300)

13 weeks ended April 3, 2005	$196,200	3%
Percent decrease for current 13 weeks	(64%)

26-week comparisons	Research and Development Expense	Percent of Total Revenue
26 weeks ended March 28, 2004	$1,097,300	19%
Dollar decrease in current comparable 26 weeks	(580,700)

26 weeks ended April 3, 2005	$516,600	5%
Percent decrease for current 26 weeks	(53%)

The substantial decrease in research and development expense in both the 13 week and 26 week periods ended April 3, 2005 was primarily the result of the reduced availability of direct labor for internally funded research projects in those periods compared to the comparable periods of fiscal 2004 due to the large increase in customer funded research and development. We use the same technical staff for both internal and customer funded research and development projects, and we generally prioritize the deployment of this labor to revenue-producing projects whenever possible. Because of the increase in contract research and development projects in the fiscal 2005 periods, we had less discretionary direct labor being deployed to internally funded research and development projects than in the fiscal 2004 periods. We anticipate that the utilization of our direct labor force for funded research and development contract work will increase in absolute dollars in subsequent periods of fiscal 2005. If that occurs, we expect corresponding reductions in our internally funded research and development expense during such periods.

Net Loss. Largely due to the gross margins on our increases in our contract research and development revenue, our net loss in both the 13-week and 26-week periods ended April 3, 2005 decreased from the comparable periods of fiscal 2005 as shown in the following tables:

13-week comparisons	Net loss
13 weeks ended March 28, 2004	$(1,611,600)
Dollar improvement in current comparable 13 weeks	1,477,600

13 weeks ended April 3, 2005	$(134,000)
Percent improvement for current 13 weeks	92%

26-week comparisons	Net loss
26 weeks ended March 28, 2004	$(2,509,400)
Dollar improvement in current comparable 26 weeks	1,199,300

26 weeks ended April 3, 2005	$(1,310,100)
Percent improvement for current 26 weeks	48%

These improvements, although substantial, continue to reflect the fact that our contract research and development revenue for both the 13-week and 26-week periods ended April 3, 2005 was not yet at the level required to fully support our technical staff and related infrastructure. We believe that further increases in our contract research and development revenue may improve the revenue production efficiency of our technical staff and further improve our operating results. If we are successful in the marketing of new products, an outcome we cannot guarantee, we anticipate that we could also realize further improvements in our operating results from the gross margins on increased product sales.

Liquidity and Capital Resources

Our liquidity as measured by both our consolidated cash and cash equivalents and our working capital at the end of fiscal 2004 and at the end of the first 26 weeks of fiscal 2005 is shown in the following table:

	Cash and Cash Equivalents	Working Capital
October 3, 2004	$2,064,100	$3,147,600
Dollar decrease in 26 weeks ended April 3, 2005	(1,087,700)	(624,500)

April 3, 2005	$976,400	$2,523,100

Percent decrease in 26 weeks ended April 3, 2005	(53%)	(20%)

Although both our cash and working capital positions decreased in the first 26 weeks of fiscal 2005, our working capital actually improved $190,100 in the 13 weeks ended April 3, 2005. This was largely due to the fact that our net loss of $134,000 was substantially less than the $693,700 of our non-cash expenses during that same 13-week period. For the full 26-week period ended April 3, 2005, our non-cash expenses aggregated to $1,390,500, consisting of $861,300 of depreciation and amortization and $529,200 of common stock contributions to employment retirement plans. These non-cash expenses substantially reduced the cash impact of our $1,310,100 net loss during the 26 weeks ended April 3, 2005. Increases to operational use of cash and working capital during the 26-week period ended April 3, 2005 were various timing effects largely related to revenue growth. Substantial effects in this category included an increase of $806,700 in unbilled revenues on uncompleted contracts due to timing of invoices on current contracts, a $565,800 increase in accounts receivable and a $115,600 increase in inventory in anticipation of expected new contracts. Conversely, substantial timing effects that mitigated the use of cash in the current 26-week period included a $860,400 increase in accounts payable and accrued expenses primarily resulting from increased subcontractor and vendor use on larger contracts, a $111,600 increase in deferred revenues resulting from advanced payments on new product orders and a $57,100 increase in accrued loss on contracts, a projected future effect with no immediate impact on cash. The aggregate effect of these positive and negative timing factors, our net loss and our non-cash operating expenses was a $380,700 net use of cash in operating activities for the 26-week period ended April 3, 2005. The aggregate effect of these factors in the 13-week period ended April 3, 2005 was to generate, rather than use, net cash in operating activities in the amount of $255,300.

Also contributing to the net use of cash in the 26 weeks ended April 3, 2005 were the net $806,400 of cash used for the acquisition of capital facilities and equipment and the $61,700 of cash used for acquisition of patents. Of the capital facilities and equipment expenditures, $120,500 was for equipment, $26,900 was for leasehold improvements, $49,300 was for software programs, and $609,700 was for construction in progress. At April 3, 2005, approximately 35% of our construction in progress was primarily related to our current research and development contract business, approximately 19% was primarily related to our stacking products and services and approximately 46% was primarily related to our camera products. Except for lease agreements for the acquisition of capital equipment, we had no other material capital commitments as of April 3, 2005.

At April 3, 2005, our contractual obligations were as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$—	$—	$—	$—	$—
Capital lease obligations	324,200	168,500	155,700	—	—
Operating lease obligations	2,576,100	707,900	1,868,200	—	—
Purchase obligations	—	—	—	—	—
Other long-term liabilities reflected on the balance sheet	—	—	—	—	—

Total	$2,900,300	$876,400	$2,023,900	$—	$—

Partially mitigating the net use of cash in the 26 weeks ended April 3, 2005 was the approximate net $157,700 of cash provided by financing activities, consisting of $223,400 of gross proceeds from the exercise of warrants and options, which was offset by $65,700 of principal payments made on capitalized equipment leases.

We believe, but cannot guarantee, that our government-funded contract business will increase in the balance of fiscal 2005, and will therefore be an improved source of liquidity through both operating margins and the recovery of indirect costs as permitted under government contracts. This belief stems from our visibility into budgetary decisions of various government agencies and our present backlog. At April 3, 2005, our funded backlog was approximately $13.0 million compared to approximately $2.0 million at March 28, 2004. We expect that a substantial majority of our funded backlog at April 3, 2005 will result in revenue recognized in fiscal 2005. In addition, our government contracts typically include unfunded backlog, which is funded when the previously funded amounts have been expended. As of May 1, 2005, our total backlog, including unfunded portions, was approximately $13.8 million. Furthermore, we have been advised of additional government contract awards that we expect to receive in fiscal 2005 subsequent to April 3, 2005, although we cannot assure you that such potential contract awards will be received.

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

We also believe, but cannot guarantee, that our revenues from product sales will grow in the second half of fiscal 2005. Initially, we believe this growth will likely use rather than generate cash because of the time lag between incurring the expenses to manufacture the products and collecting the receivables generated by shipments of those products.

We currently believe that our working capital and liquidity at April 3, 2005 is adequate to support our existing operations in the balance of fiscal 2005, but there may be product sales growth opportunities in fiscal 2005 that could place demands on our working capital that would require external infusion of working capital through financing. We cannot guarantee that such financing would be available on a timely basis, or on acceptable terms, or at all.

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

We have historically generated substantial losses, which, if continued, could make it difficult to fund our operations or successfully execute our business plan, and could adversely affect our stock price. Since our inception, we have generated net losses in most of our fiscal periods. We experienced net losses of approximately $1.3 million for the 26 weeks ended April 3, 2005, $4.2 million for the fiscal year ended October 3, 2004, $6.3 million for the fiscal year ended September 28, 2003 and $6.0 million for the fiscal year ended September 29, 2002. In recent years, much of our losses were incurred as a result of our significant investments in our development stage operating subsidiaries or their related technologies. While we have significantly reduced our investment in our subsidiaries and their technologies and consolidated our operations with a corresponding reduction in our net losses, we cannot assure you that we will be able to achieve or sustain profitability on a quarterly or annual basis in the future. In addition, because a large portion of our expenses are fixed, we generally are unable to reduce expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. For example, we experienced contract delays in the fiscal year ended September 28, 2003 and, to a lesser degree, in the fiscal year ended October 3, 2004, that resulted in operating expenses without corresponding revenues to keep personnel on staff while the contracts were pending. Such factors could cause us to continue to experience net losses in future periods, which will make it difficult to fund our operations, manage our business and achieve our business plan, and could cause the market price of our common stock to decline.

We may need to raise additional capital in the future, and additional funds may not be available on terms that are acceptable to us, or at all. In addition to our significant net losses in recent periods, we have experienced negative cash flows from operations in the amount of approximately $380,700 for the 26-week period ended April 3, 2005, $4.2 million for the fiscal year ended October 3, 2004, approximately $3.8 million for the fiscal year ended September 28, 2003 and approximately $1.4 million for the fiscal year ended September 29, 2002. To offset the effect of these negative operational cash flows, we have historically funded our operations through multiple equity financings, and to a lesser extent through receivable financing. We engaged in various financing transactions in fiscal years 2004, 2003 and 2002, which when combined with the exercise of warrants and options, raised aggregate net proceeds of approximately $15.3 million. During fiscal years 2004, 2003 and 2002, we also issued shares of our common stock in various non-cash transactions to retire payables and expenses and to convert preferred stock. The net amount of common stock we issued in that three fiscal year period was in excess of 14.5 million shares, over 80% of the 17.8 million shares of common stock outstanding at the end of fiscal 2004, resulting in significant dilution to stockholders that did not participate in those transactions.

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

Our government-funded research and development business depends on a limited number of customers, and if any of these customers terminate or reduce their contracts with us, or if we cannot obtain additional government contracts in the future, our revenues will decline and our results of operations will be adversely affected. For fiscal 2004, approximately 25% of our total revenues were realized from SAIC, a government contractor, 17% of our total revenues were generated from contracts with the U.S. Army and 17% were generated from contracts with DARPA, a government agency. In the 26-week period ended April 3, 2005, approximately 40% and 18% of our total revenues were realized from SAIC and the U.S. Army, respectively. In March 2005, we received a $7.5 million classified government contract. Although we ultimately plan to shift our focus to include the commercialization of our technology, we expect to continue to be dependent upon research and development contracts with federal agencies and their contractors for a substantial portion of our revenues for the foreseeable future. Our dependency on a few contract sources increases the risks of disruption in this area of our business or significant fluctuations in quarterly revenue, either of which could adversely affect our consolidated revenues and results of operations.

Because we currently depend on government contracts and subcontracts, we face additional risks related to contracting with the federal government, including federal budget issues and fixed price contracts. General political and economic conditions, which cannot be accurately predicted, directly and indirectly may affect the quantity and allocation of expenditures by federal agencies. Even the timing of incremental funding commitments to existing, but partially funded, contracts can be affected by these factors. Therefore, cutbacks or re-allocations in the federal budget could have a material adverse impact on our results of operations as long as research and development contracts remain an important element of our business. Obtaining government contracts may also involve long purchase and payment cycles, competitive bidding, qualification requirements, delays or changes in funding, budgetary constraints, political agendas, extensive specification development and price negotiations and milestone requirements. Each government agency also maintains its own rules and regulations with which we must comply and which can vary significantly among agencies. Governmental agencies also often retain some portion of fees payable upon completion of a project and collection of these fees may be delayed for several months or even years, in some instances. In addition, an increasing number of our government contracts are fixed price contracts, which may prevent us from recovering costs incurred in excess of its budgeted costs. Fixed price contracts require us to estimate the total project cost based on preliminary projections of the project’s requirements. The financial viability of any given project depends in large part on our ability to estimate such costs accurately and complete the project on a timely basis. In fiscal 2004, we completed fixed-price contracts with an approximate aggregate value of $3.7 million. We experienced approximately $227,500 in losses on those contracts, representing approximately 6% of the aggregate funded amount. At April 3, 2005, we had ongoing fixed-price contracts with an approximate unrealized aggregate value of $2.6 million. While fixed-price overruns in fiscal 2004 and the first 26 weeks of fiscal 2005 were largely discretionary in nature, we may not be able to achieve or improve upon this performance in the future since each contract has its own unique technical and schedule risks. In the event our actual costs exceed the fixed contractual cost, we will not be able to recover the excess costs.

Some of our government contracts are also subject to termination or renegotiation at the convenience of the government, which could result in a large decline in revenue in any given quarter. Although government contracts have provisions providing for the reimbursement of costs associated with termination, the termination of a material contract at a time when our funded backlog does not permit redeployment of our staff could result in reduction of employees. In April 1999, we experienced the termination of one of our contracts, but this termination did not result in the non-recovery of costs or layoff of employees. We also have had to reduce our staff from time-to-time because of fluctuations in our funded government contract base. In addition, the timing of payments from government contracts is also subject to significant fluctuation and potential delay, depending on the government agency involved.

Any such delay could result in a temporary shortage in our working capital. Since nearly 70% of our total revenues in fiscal 2002, approximately 83% of our total revenues in fiscal 2003, approximately 81% of our total revenues in fiscal 2004 and approximately 82% of our total revenues in the first 26 weeks of fiscal 2005 were derived directly or indirectly from government contracts, these risks can significantly affect our business, results of operations and financial condition.

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

If we are not able to commercialize our technology, we may not be able to increase our revenues or achieve or sustain profitability. Since commencing operations, we have developed technology, principally under government research contracts, for various defense-based applications. Contract research and development revenue accounted for approximately 69% of our total revenues for the fiscal year ended September 29, 2002, approximately 82% of our total revenues for the fiscal year ended September 28, 2003, approximately 85% of our total revenues for the fiscal year ended October 3, 2004 and approximately 87% of our total revenues for the 26 weeks ended April 3, 2005. However, since our margins on government contracts are generally limited, and our revenues from such contracts are tied to government budget cycles and influenced by numerous political and economic factors beyond our control, and are subject to our ability to win additional contracts, our long-term prospects of realizing significant returns from our technology or achieving and maintaining profitability will likely also require penetration of commercial markets. In prior years, we have made significant investments to commercialize our technologies without significant success. These efforts included the purchase and later shut down of the IBM cubing line, the formation of the Novalog, MSI, Silicon Film, RedHawk and iNetWorks subsidiaries and the development of various stacked-memory products intended for military, aerospace and commercial markets. While these changes have developed new revenue sources, they have not yet resulted in consolidated profitability to date, and a majority of our total revenues for the fiscal years ended September 29, 2002, September 28, 2003, October 3, 2004 and the 26 weeks ended April 3, 2005 were still generated from contract research and development.

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

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price. We are in the process of documenting and testing our internal control processes in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments and a written report on the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing the assessments in management’s report. During the course of our testing we may identify significant deficiencies or material weaknesses which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we will not be able to conclude that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on our stock price and could impact our ability to use Form S-3 for financings.

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

If we are not able to adequately protect or enforce our patent or other intellectual property rights, our ability to compete in our target markets could be materially and adversely affected. We believe that our success will depend, in part, on the strength of our existing patent protection and the additional patent protection that we may acquire in the future. As of April 3, 2005, we held 52 U.S. patents and 16 foreign patents and had other patent applications pending before the U.S. Patent and Trademark Office as well in as various foreign jurisdictions. It is possible that any existing patents or future patents, if any, could be challenged, invalidated or circumvented, and any right granted under these patents may not provide us with meaningful protection from competition. Despite our precautions, it may be possible for a third party to copy or otherwise obtain and use our products, services or technology without authorization, to develop similar technology independently or to design around our patents. In addition, we treat technical data as confidential and generally rely on internal nondisclosure safeguards, including confidentiality agreements with employees, and on laws protecting trade secrets, to protect proprietary information. We cannot assure you that these measures will adequately protect the confidentiality of our proprietary information or that others will not independently develop products or technology that are equivalent or superior to ours.

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

We do not have any long-term employment agreements with any of our key personnel. If we are not able to retain our key personnel, we may not be able to implement our business plan and our results of operations could be materially and adversely affected. We depend to a large extent on the abilities and continued participation of our executive officers and other key employees, particularly John Carson, our CEO and President, and John Stuart, our Chief Financial Officer. The loss of any key employee could have a material adverse effect on our business. While we have adopted employee stock option plans designed to attract and retain key employees, our stock price has declined in recent periods, and we cannot guarantee that options granted under our plans will be effective in retaining key employees. We do not presently maintain “key man” insurance on any key employees. We believe that, as our activities increase and change in character, additional, experienced personnel will be required to implement our business plan. Competition for such personnel is intense and we cannot assure you that they will be available when required, or that we will have the ability to attract and retain them.

Significant sales of our common stock in the public market will cause our stock price to fall. As of May 2, 2005, we had approximately 18.5 million shares of common stock outstanding, substantially all of which were freely tradable, other than restrictions imposed upon our affiliates. The average trading volume of our shares in April 2005, however, was only approximately 64,000 shares per day. Accordingly, the freely tradable shares are significantly greater in number than the daily average trading volume of our shares. If the holders of the freely tradable shares were to sell a significant amount of our common stock in the public market, the market price of our common stock would likely decline. If we raise additional capital in the future through the sale of shares of our common stock to private investors, we may agree to register these shares for resale on a Form S-3 registration statement as we have done in the past. Upon registration, these additional shares would become freely tradable once sold in the public market, assuming the prospectus delivery and other requirements were met by the seller, and, if significant in amount, such sales could further adversely affect the market price of our common stock.

Our stock price could decline because of the potentially dilutive effect of recent and future financings. At May 2, 2005, we had approximately 18.5 million shares of common stock outstanding as compared to approximately 12.9 million outstanding at September 28, 2003, resulting in dilution to our existing stockholders. Of the shares of common stock issued in this interval, approximately 1.9 million were the result of the exercise of “in the money” warrants and options. Additionally, in December 2003, we sold 1.0 million shares of our common stock and five-year warrants to purchase up to 250,000 shares of our common stock for an exercise price of $2.20 per share in a private placement for net proceeds of approximately $1.7 million. In June 2004, we sold an additional approximate 1.2 million shares of our common stock and five-year warrants to purchase up to 373,300 shares of our common stock for an exercise price of $2.99 per share in a private placement for net proceeds of approximately $2.5 million. Any additional equity financings or exercise of “in the money” warrants and options in the future could also result in dilution to our stockholders.

Our common stock may be delisted from the Nasdaq SmallCap Market if our stock price declines further or if we cannot maintain Nasdaq’s listing requirements. In such case, the market for your shares may be limited, and it may be difficult for you to sell your shares at an acceptable price, if at all. Our common stock is currently listed on the Nasdaq SmallCap Market. Among other requirements, to maintain this listing, our common stock must continue to trade above $1.00 per share. In July 2001, our stock had failed to meet this criterion for over 30 consecutive trading days. As a result, in accordance with Marketplace Rule 4310(c)(8)(B), we were notified by Nasdaq that we had 90 calendar days or until October 2001 to regain compliance with this Rule by reestablishing a sales price of $1.00 per share or greater for ten consecutive trading days. To regain compliance, we sought and received approval from our stockholders to effect a 1-for-20 reverse split of our common stock that became effective in September 2001, resulting in re-compliance by the Nasdaq deadline. However, subsequent to the reverse split, our common stock has, at various times, traded close to or below the $1.00 per share minimum standard, and we cannot assure you that the sales price of our common stock will continue to meet Nasdaq’s minimum listing standards. At May 2, 2005, the closing sales price of our common stock on the Nasdaq SmallCap Market was $1.71 per share.

In addition to the price requirement, we must also meet at least one of the three following additional standards to maintain our Nasdaq listing: (1) maintenance of stockholders’ equity at $2.5 million or greater, (2) maintenance of our market capitalization in excess of $35 million as measured by market prices for trades executed on Nasdaq, or (3) net income from continuing operations of $500,000 in the latest fiscal year or two of the last three fiscal years. In July 2001, Nasdaq notified us that we were deficient with respect to all of these additional standards based on our financial statements as of April 1, 2001. In August 2001, Nasdaq advised us that, based on updated information, we had reestablished compliance with the $35 million market capitalization standard. However, the subsequent decline in the price of our common stock resulted in another deficiency notice from Nasdaq in August 2001. At that time, we did not comply with either the market capitalization standard or the stockholders’ equity standard. However, based solely on improvements in our stockholders’ equity resulting from the net gain of approximately $0.9 million realized from the discontinuance of operations of our Silicon Film subsidiary in September 2001, we were able to meet the minimum stockholders’ equity standard and reestablish compliance in November 2001. As of April 3, 2005, we had stockholders’ equity of approximately $7.8 million and a market capitalization of approximately $37.2 million. Although we are currently in compliance with Nasdaq’s listing maintenance requirements, we cannot assure you that we will be able to maintain our compliance with these requirements in the future. If we fail to meet these or other listing requirements, our common stock could be delisted, which would eliminate the primary market for your shares of common stock. As a result, you may not be able to sell your shares at an acceptable price, if at all. In addition, such delisting may make it more difficult or expensive for us to raise additional capital in the future since we may no longer qualify to register shares for resale on a Form S-3 registration statement.

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

(b) Changes in Internal Control over Financial Reporting. During the most recent completed fiscal quarter covered by this report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, we are currently undergoing a comprehensive effort in preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. This effort includes the documentation, testing and review of our internal controls under the direction of senior management. During the course of these activities, we have identified potential improvements to our internal controls over financial reporting which we are currently evaluating for possible implementation, in particular controls related to our information technology systems. We expect to continue such documentation, testing and review and may identify control deficiencies, possibly including material weaknesses, and other potential improvements to our internal controls in the future. To date, we have not identified any material weaknesses in internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

In August 2004, a consultant who was engaged by our iNetWorks subsidiary to locate capital for iNetWorks filed a lawsuit in Orange County Superior Court for breach of contract against iNetWorks and against us as the alleged alter ego of iNetWorks. In the complaint, the consultant alleges that iNetWorks breached a finder’s agreement with the consultant and seeks an unspecified amount of damages. In discovery, the consultant claimed that he is owed $5.2 million; however, because the consultant did not raise any capital for iNetWorks, we believe this case is without merit and intend to vigorously defend this litigation. In September 2004, we filed an answer denying all of the allegations contained in the complaint. The Court has set a date of October 11, 2005 for trial of this matter.

We have been, and may from time to time, become a party to various legal proceedings arising in the ordinary course of our business. Management believes that the disposition of these matters will not have a material effect on our consolidated financial position, results of operations or liquidity.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the 13-weeks ended April 3, 2005, we issued 134,615 shares of our common stock to one accredited investor upon exercise of a warrant that was granted to such investor in September 2003 in a private placement. The investor paid us $134,615 as the aggregate exercise price for the warrant. These shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act. No underwriters were involved in this warrant exercise.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

(a) Our 2005 Annual Meeting of Stockholders was held on March 1, 2005.

(b) At the 2005 Annual Meeting of Stockholders, the stockholders elected each of the following eight nominees as directors, to serve on our Board of Directors until the next Annual Meeting of Stockholders or until their successors are duly elected and qualified. The vote for each director was as follows:

Nominee	Affirmative Votes	Votes Withheld
Mel R. Brashears	15,999,552	183,984
Robert G. Richards	16,078,829	104,707
John C. Carson	16,081,715	101,821
Joseph Carleone	16,082,168	101,368
Marc Dumont	16,081,519	102,017
Thomas M. Kelly	16,082,594	100,942
Clifford Pike	16,082,328	101,208
Chris Toffales	16,078,853	104,683

(c) Our stockholders were asked to approve an amendment to the Irvine Sensors Corporation 2003 Stock Incentive Plan to increase the number of shares of common stock issuable under the 2003 Plan by 2,500,000 shares, thereby raising the aggregate number of shares of common stock issuable under the 2003 Plan to 4,900,000 shares. This proposal was approved in accordance with the following vote of stockholders:

Votes For	Votes Against	Abstentions	Broker Non-Votes
5,495,088	1,023,303	47,653	11,809,583

(d) Our stockholders were asked to ratify the appointment of Grant Thornton LLP as our independent auditors for the fiscal year ending October 2, 2005. This proposal was approved in accordance with the following vote of stockholders:

Votes For	Votes Against	Abstentions
16,120,252	30,618	32,666

Item 5.	Other Information

Consulting Agreements with Directors.

On May 9, 2005, we entered into a one-year consulting agreement with CTC Aero, LLC, of which one of our directors, Chris Toffales, is a principal. Under the terms of the consulting agreement, Mr. Toffales will provide strategic planning and business development support services at a rate of $15,000 per month plus reimbursement of reasonable out-of-pocket business expenses. In connection with the consulting agreement, CTC Aero, including Mr. Toffales, also has entered into a confidential information and invention assignment agreement with us.

On May 10, 2005, we entered into a one-year consulting agreement with Robert G. Richards, one of our directors and our recently retired Chief Executive Officer. Under the terms of the consulting agreement, Mr. Richards will provide management consulting services at a rate of $100 per hour plus reimbursement of reasonable out-of-pocket business expenses. In connection with the consulting agreement, Mr. Richards also has entered into a confidential information and invention assignment agreement with us.

Item 6.	Exhibits

10.1	Consulting Agreement between the Registrant and CTC Aero, LLC, dated May 9, 2005

10.2	Consulting Agreement between the Registrant and Robert G. Richards, dated May 10, 2005

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer (furnished herewith) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Irvine Sensors Corporation

(Registrant)

Date: May 11, 2005	By:	/s/ John J. Stuart, Jr.
John J. Stuart, Jr.
Chief Financial Officer
(Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

10.1	Consulting Agreement between the Registrant and CTC Aero, LLC, dated May 9, 2005

10.2	Consulting Agreement between the Registrant and Robert G. Richards, dated May 10, 2005

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer (furnished herewith) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.