Form 10-Q
period 2005-07-03
IRVINE SENSORS CORP/DE/
filed 2005-08-12
CIK 357108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2005

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

As of August 4, 2005, there were 18,566,591 shares of common stock outstanding.

IRVINE SENSORS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL PERIOD ENDED JULY 3, 2005

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

IRVINE SENSORS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 3, 2005	October 3, 2004
Assets
Current assets:
Cash and cash equivalents	$1,108,500	$2,064,100
Restricted cash	38,500	43,500
Accounts receivable, net of allowance for doubtful accounts of $10,000 and $85,000, respectively	1,576,300	1,327,000
Unbilled revenues on uncompleted contracts	1,572,100	930,600
Inventory, net	1,152,300	980,100
Other current assets	142,400	133,500

Total current assets	5,590,100	5,478,800
Property and equipment, net	5,133,500	4,926,500
Patents and trademarks, net	767,600	748,300
Deposits	81,800	89,400

Total assets	$11,573,000	$11,243,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,820,600	$1,320,000
Accrued expenses	893,200	824,500
Accrued loss on contracts	33,100	34,600
Advance billings on uncompleted contracts	28,700	33,800
Capital lease obligations – current portion	147,900	118,300

Total current liabilities	2,923,500	2,331,200
Capital lease obligations, less current portion	119,200	156,700
Minority interest in consolidated subsidiaries	417,400	419,000

Total liabilities	3,460,100	2,906,900

Commitments and contingencies (Note 7)	—	—
Stockholders’ equity:
Common stock, $0.01 par value, 80,000,000 shares authorized; 18,566,600 and 17,806,300 shares issued and outstanding, respectively	185,700	178,100
Common stock warrants; 1,261,400 and 1,508,100 warrants outstanding, respectively	—	—
Unamortized employee stock bonus plan contribution	(152,400)	—
Unamortized deferred compensation	(55,000)	—
Common stock held by Rabbi Trust	(702,000)	(482,000)
Deferred compensation liability	702,000	482,000
Paid-in capital	119,630,600	118,285,100
Accumulated deficit	(111,496,000)	(110,127,100)

Total stockholders’ equity	8,112,900	8,336,100

	$11,573,000	$11,243,000

See Accompanying Condensed Notes to Consolidated Financial Statements.

IRVINE SENSORS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004
Revenues:
Contract research and development revenue	$5,598,900	$3,257,000	$14,548,700	$8,027,000
Product sales	575,200	281,300	1,878,400	1,336,100
Other revenue	31,000	4,300	73,300	45,600

Total revenues	6,205,100	3,542,600	16,500,400	9,408,700

Cost and expenses:
Cost of contract research and development revenue	4,078,400	2,048,200	10,857,100	5,208,800
Cost of product sales	491,900	280,900	1,601,300	1,561,700
General and administrative expense	1,530,200	1,496,000	4,705,500	4,274,400
Research and development expense	151,500	397,200	668,100	1,494,500

Total costs and expenses	6,252,000	4,222,300	17,832,000	12,539,400

Loss from operations	(46,900)	(679,700)	(1,331,600)	(3,130,700)
Interest expense	(11,400)	(30,700)	(30,500)	(75,700)
Gain (loss) on disposal of assets	2,300	(9,600)	(4,000)	(16,400)
Interest and other income	200	800	9,000	1,200

Loss before minority interest and provision for income taxes	(55,800)	(719,200)	(1,357,100)	(3,221,600)
Minority interest in loss of subsidiaries	600	1,400	1,600	7,200
Provision for income taxes	(3,600)	(2,200)	(13,400)	(15,000)

Net loss	$(58,800)	$(720,000)	$(1,368,900)	$(3,229,400)

Basic and diluted net loss per common share (Note 4)	$(0.00)	$(0.05)	$(0.07)	$(0.21)

Weighted average number of shares outstanding	18,514,100	15,945,800	18,325,500	15,085,300

See Accompanying Condensed Notes to Consolidated Financial Statements.

IRVINE SENSORS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	39 Weeks Ended
	July 3, 2005	June 27, 2004
Cash flows from operating activities:
Net loss	$(1,368,900)	$(3,229,400)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,309,300	1,240,500
Loss on disposal of assets	4,000	16,400
Provision for obsolete inventory	—	42,900
Noncash employee retirement plan contributions	812,600	540,600
Minority interest in net loss of subsidiaries	(1,600)	(7,200)
Common stock issued to pay operating expenses	3,000	—
Noncash transfer of fixed asset to contract expense	12,400	—
Increase in accounts receivable	(249,300)	(242,100)
Increase in unbilled revenues on uncompleted contracts	(641,500)	(747,200)
Increase in inventory	(172,200)	(289,600)
Increase in other current assets	(8,900)	(21,400)
Decrease (increase) in deposits	7,600	(200)
Increase (decrease) in accounts payable and accrued expenses	596,200	(138,800)
Decrease in accrued loss on contracts	(1,500)	(317,900)
Decrease in advance billings on uncompleted contracts	(5,100)	(396,300)
Decrease in deferred revenue	—	(223,600)

Total adjustments	1,665,000	(543,900)

Net cash provided by (used in) operating activities	296,100	(3,773,300)

Cash flows from investing activities:
Capital facilities and equipment expenditures	(1,357,500)	(1,028,500)
Proceeds from sale of fixed assets	1,000	—
Acquisition of patents	(101,200)	(109,100)
Decrease in restricted cash	5,000	19,000

Net cash used in investing activities	(1,452,700)	(1,118,600)

Cash flows from financing activities:
Net proceeds from issuance of common stock and common stock warrants	—	4,187,900
Proceeds from options and warrants exercised	303,200	2,839,000
Principal payments of capital leases	(102,200)	(30,000)

Net cash provided by financing activities	201,000	6,996,900

Net (decrease) increase in cash and cash equivalents	(955,600)	2,105,000
Cash and cash equivalents at beginning of period	2,064,100	1,166,800

Cash and cash equivalents at end of period	$1,108,500	$3,271,800

Supplemental cash flow information:
Cash paid for interest	$30,500	$67,700

Noncash investing and financing activities:
Equipment financed with capital leases	$94,300	$223,500

See Accompanying Condensed Notes to Consolidated Financial Statements.

IRVINE SENSORS CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - General

The information contained in the following Condensed Notes to Consolidated Financial Statements is condensed from that which would appear in the audited consolidated financial statements for Irvine Sensors Corporation and its subsidiaries (the “Company”). The accompanying unaudited condensed consolidated financial statements do not include certain footnotes and other financial presentations normally required under accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, the unaudited consolidated financial statements included herein should be reviewed with the audited consolidated financial statements and related notes thereto contained in the Annual Report on Form 10-K of the Company for the fiscal year ended October 3, 2004 (“fiscal 2004”). It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

The consolidated financial information as of July 3, 2005 and June 27, 2004 included herein is unaudited but includes all normal recurring adjustments which, in the opinion of management of the Company, are necessary to present fairly the consolidated financial position of the Company at July 3, 2005, the results of its operations for the 13-week and 39-week periods ended July 3, 2005 and June 27, 2004, and its cash flows for the 39-week periods ended July 3, 2005 and June 27, 2004. The consolidated financial information as of October 3, 2004 included herein has been derived from the audited consolidated financial statements as of, and for the year ended, October 3, 2004.

Summary of Significant Accounting Policies

Company Operations. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company generated net losses of $4,166,900 and $1,368,900 in fiscal 2004 and the 39-week period ended July 3, 2005, respectively. However, the Company had working capital of $2,666,600 at July 3, 2005, which management believes will be adequate to meet the liquidity requirements of the Company’s operating plan for at least the next twelve months. In the event of plan variances that impose unforeseen liquidity needs, the Company may be required to obtain additional working capital through either debt or equity financings, which management believes, but cannot guarantee, will be available to fund the Company’s operations for the coming year. This belief is based on the Company’s historical access to equity and debt financing. The Company has also been advised of new government contract awards that management expects will contribute to cash flow for the balance of the fiscal year ending October 2, 2005 (“fiscal 2005”) and the fiscal year ending October 1, 2006 (“fiscal 2006”). At July 3, 2005, the Company had total stockholders’ equity of $8,112,900.

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

Fiscal Periods. The Company’s fiscal year ends on the Sunday nearest September 30. Fiscal 2004 ended on October 3, 2004 and included 53 weeks, a longer fiscal year duration that is generally repeated once every six years. Fiscal 2005 will end on October 2, 2005 and will include 52 weeks. The Company’s third fiscal quarter and first 39 weeks of fiscal 2005 ended on July 3, 2005. The Company’s third fiscal quarter and first 39 weeks of fiscal 2004 ended on June 27, 2004.

Use of Estimates. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The Company believes its estimates of inventory reserves and estimated costs to complete contracts, as further discussed below, to be the most sensitive estimates impacting financial position and results of operations in the near term.

Inventory Reserves. Each quarter, the Company evaluates its inventories for excess quantities and obsolescence. Inventories that are considered obsolete are written off. Remaining inventory balances are adjusted to the lower of cost or market value. The valuation of inventories at the lower of cost or market value requires the use of estimates as to the amounts of current inventories that will be sold. These estimates are dependent on management’s assessment of current and expected orders from the Company’s customers.

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

During the 39 weeks ended July 3, 2005, the Company decreased its accrued losses on contracts in progress by $1,500. This decrease reflects a change in the Company’s aggregate estimate (excluding contingencies), which management believes reflects ETCs for contracts in progress based on their completion status at July 3, 2005 and current and future technical requirements under the program contracts.

Revenues. The Company’s consolidated revenues during the first 39 weeks of fiscal 2005 were primarily derived from contracts to develop prototypes and provide research, development, design, testing and evaluation of complex detection and control defense systems. The Company’s research and development contracts are usually cost reimbursement plus fixed fee, fixed price level of effort or occasionally firm fixed price . The Company’s cost reimbursement plus fixed fee contracts require the Company’s good faith performance of a statement of work within overall budgetary constraints, but with latitude as to resources utilized. The Company’s fixed price level of effort contracts require the Company to deliver a specified number of labor hours in the performance of a statement of work. The Company’s firm fixed price contracts require the Company to deliver specified items of work independent of resources utilized to achieve the required deliverables. Revenues for all types of contracts are recognized as costs are incurred and include applicable fees or profits primarily in the proportion that costs incurred bear to estimated final costs. Costs and estimated earnings in excess of billings under government contracts are accounted for as unbilled revenues on uncompleted contracts. The Company provides for anticipated losses on contracts by a charge to income during the period in which a loss is first identified. The accrual for contract losses is adjusted quarterly based on a review of outstanding contracts. Unbilled revenues on uncompleted contracts are stated at estimated realizable value.

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

The Company’s revenues derived from product sales in the 39 weeks ended July 3, 2005 were primarily the result of shipments of stacked chip products, largely memory stacks, but also included limited shipments of Novalog’s wireless infrared chips and modules and, for the first time, initial shipments of the Company’s camera products, including both infrared viewers and qualification lots of miniaturized visible spectrum cameras. Product orders for the Company’s products are generally priced in accordance with the Company’s established price list. Memory stack products, wireless infrared products and miniaturized visible spectrum cameras are primarily shipped to Original Equipment Manufacturers (“OEMs”). Infrared viewers are system level products that are primarily intended to be shipped to end user customers, initially for military applications. Revenues are recorded when products are shipped. Terms are FOB shipping point. Wireless infrared products are generally shipped with a 90-day warranty, but the Company has not experienced significant returns of these products to date. RedHawk is the licensor of a shrink-wrapped software product that has no formal warranty and also has not experienced significant returns. Other products have been shipped for developmental and qualification use or have not been sold under formal warranty terms. The Company does not offer contractual price protection on any of its products. Accordingly, the Company does not presently maintain any reserves for returns under warranty or post-shipment price adjustments.

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

Inventory. Product inventory is valued at the lower of cost or market. Cost is determined by the first-in, first-out method. Inventories are reviewed quarterly to determine salability and obsolescence. A reserve is established for slow moving and obsolete product inventory items. In addition, marketing to specific government budgets and programs is facilitated by the capitalization of material, labor and overhead costs that are recoverable under government research and development contracts. Due to the uncertainties associated with such contract awards, the Company maintains significant reserves for this inventory to avoid overstating its value. (See Note 5).

Property and Equipment. The Company capitalizes costs of additions to property and equipment, together with major renewals and betterments. Some projects require several years to complete and are classified as construction in progress, including expansion of the Company’s clean room facilities and related equipment. In addition, the Company capitalizes overhead costs for all in-house capital projects. Maintenance, repairs, and minor renewals and betterments are charged to expense. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized. Depreciation of property and equipment is provided over the estimated useful lives of the assets, primarily using the straight-line method. The useful lives of such assets are three to five years. Leasehold improvements are amortized over the terms of the leases.

Accounting for Stock-Based Compensation. Under the recently released Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share Based Payment (“SFAS 123(R)”), commencing with the beginning of fiscal 2006, October 3, 2005 (the “implementation date”), the Company will be required to expense against the Company’s reported earnings: (1) the fair value of all option grants or stock issuances made to employees or directors on or after the implementation date; and (2) a portion of the fair value of each option and stock grant made to employees or directors prior to the implementation date that represents the unvested portion of these share-based awards as of such implementation date. These amounts will be expensed after the implementation date over the respective vesting periods of each award. Additionally, if it chooses to do so, SFAS 123(R) permits the Company to adopt the new share-based award accounting by retrospectively restating results for all periods presented to facilitate period-to-period comparison. The Company is currently evaluating the financial statement impact of the adoption of SFAS 123(R) and has not yet determined whether to apply SFAS 123(R) retroactively to other periods presented.

Until the adoption of SFAS 123(R), the Company plans to continue to account for stock-based employee compensation as prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and, SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (“SFAS 148”). SFAS 148 requires pro forma disclosures of net income (loss) and net income (loss) per share as if the fair value based method of accounting for stock-based awards had been applied for employee and director grants. It also requires disclosure of option status on a more prominent and frequent basis. The Company accounts for stock options and warrants issued to non-employees based on the fair value method, but has not elected this treatment for grants to employees and directors. Under the fair value method, compensation expense is recorded based on the value of the award at the measurement date, which is generally the grant date, and is recognized over the service period.

The exercise prices of the options granted during the 39-week period ended July 3, 2005 were equal to the closing price of the Company’s common stock as reported by the Nasdaq SmallCap Market at the date of grant.

Pursuant to SFAS 148, the Company is required to disclose the effects on the net loss and net loss per share data as if the Company had elected to use the fair value approach to account for all of its employee stock-based compensation plans. Had the compensation cost for all of the Company’s option plans, including those of its subsidiaries, been determined using the fair value method, the compensation expense would have increased the Company’s net loss for the 13-week and 39-week periods ended July 3, 2005 and June 27, 2004 as shown below. (See Note 4 for calculation of shares used in determining diluted net loss per share.)

	13 Weeks Ended		39 Weeks Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004
Actual net loss	$(58,800)	$(720,000)	$(1,368,900)	$(3,229,400)
Pro forma compensation expense	(114,500)	(142,100)	(353,600)	(357,400)

Pro forma net loss	$(173,300)	$(862,100)	$(1,722,500)	$(3,586,800)

Actual net loss per share	$(0.00)	$(0.05)	$(0.07)	$(0.21)

Pro forma primary and diluted net loss per share	$(0.01)	$(0.05)	$(0.09)	$(0.24)

The fair value of each option granted during the 13-week and 39-week periods of the respective fiscal year on its grant date was estimated using the Black-Scholes option-pricing model. In the 39-week period ended July 3, 2005, the Company applied assumptions of no dividend yield; risk-free interest rates ranging from 3.09% to 3.85%, which approximated the Federal Reserve Board’s rate for treasuries at the time granted; expected lives of one to four years; and volatility rates of 70.5% to 77.1%. In the 39-week period ended June 27, 2004, the Company applied assumptions of no dividend yield; risk-free interest rates ranging from 2.16% to 2.38%, which approximated the Federal Reserve Board’s rate for treasuries at the time granted; expected lives of one to two years; and volatility rates of approximately 70%. There were no option grants by subsidiaries during the 39-week periods ended July 3, 2005 and June 27, 2004. During the 39-week period ended July 3, 2005, the Company granted options to purchase 1,342,500 shares of the Company’s common stock, with a weighted average exercise price of $2.17 per share, and at a weighted average fair value of $1.02 per share. During the 39-week period ended June 27, 2004, the Company granted options to purchase 1,196,700 shares of the Company’s common stock, with a weighted average exercise price of $3.24 per share, and at a weighted average fair value of $1.87 per share.

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

Long-Lived Assets. The Company continually monitors events or changes in circumstances that could indicate that the carrying amount of long-lived assets to be held and used, including goodwill and intangible assets, may not be recoverable. The determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. When impairment is indicated for a long-lived asset, the amount of impairment loss is the excess of net book value over fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. At July 3, 2005, management believed no indications of impairment existed.

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

Basic and Diluted Net Loss per Share. Basic net loss per share is based upon the weighted average number of shares of common stock outstanding. Diluted net loss per share is based on the assumption that options and warrants are included in the calculation of diluted net loss per share, except when their effect would be anti-dilutive. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of actual issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period (See Note 4).

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

Concentration of Credit Risk. The Company has cash deposits at U.S. banks and financial institutions, which exceed federally insured limits at July 3, 2005. The Company is exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institution.

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

In December 2004, the FASB issued SFAS 123(R), which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and to record such amount as an expense over the related employee service period. SFAS 123(R) eliminates the alternative method of accounting for such awards using the intrinsic method previously allowable under APB 25. In April 2005, the SEC announced that registrants that are not small business issuers would be required to adopt SFAS 123(R) not later than the beginning of the first fiscal year starting after June 15, 2005, which in the case of the Company would be fiscal 2006, which begins on October 3, 2005. The Company is currently evaluating the financial statement impact of the adoption of SFAS 123(R) and has not yet determined whether to apply SFAS 123(R) retroactively to other periods presented.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”) which replaces Accounting Principles Board Opinion No. 20 Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements- An Amendment of APB Opinion No. 28. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2007, which begins October 2, 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

Note 2 – Common Stock and Common Stock Warrants

During the 39-week period ended July 3, 2005, the Company issued an aggregate of 760,200 shares of common stock in various transactions. Of this amount, 283,000 shares of common stock were issued for cash, realizing aggregate gross proceeds of $303,200, and 477,200 shares were issued in non-cash transactions, largely in connection with contributions to certain of the Company’s benefit plans in the aggregate amount of $1,049,900. These transactions are separately discussed below.

Cash Transactions. Of the 283,000 shares issued for cash during the 39-week period ended July 3, 2005, 219,400 shares of common stock were issued for gross proceeds of $219,400 pursuant to the exercise of outstanding warrants. The remaining 63,600 shares of common stock issued for cash were issued as a result of the exercise of stock options during the same 39-week period, realizing gross proceeds of $83,800.

Non-Cash Transactions. The 477,200 shares of common stock issued during the 39-week period ended July 3, 2005 in non-cash transactions were issued in November and December 2004 in the following amounts: (1) 363,600 shares were issued to effectuate a $800,000 non-cash contribution by the Company to the Company’s employee retirement plan, the Cash or Deferred & Stock Bonus Plan (“ESBP”), for fiscal 2005; (2) 12,200 shares were issued to effectuate a previously accrued $26,900 contribution to the ESBP for fiscal 2004; (3) 100,000 shares were issued to make a $220,000 non-cash contribution by the Company to the Company’s Non-Qualified Deferred Compensation Plan for fiscal 2005; and (4) 1,400 shares were issued by the Company as bonus stock to certain non-officer employees in consideration for past services rendered valued in the aggregate at $3,000. Of the fiscal 2005 contributions to the Company’s ESBP and Non-Qualified Deferred Compensation Plan, $812,600 was expensed through July 3, 2005 and the $237,300 balance is expected to be expensed during the balance of fiscal 2005. The value of these non-cash issuances of common stock was based on the closing sales price of the Company’s common stock as reported by the Nasdaq SmallCap Market on the dates that the various transactions were authorized by the Company’s Board of Directors.

Note 3 – Stock Option Plans, Employee Retirement Plan and Deferred Compensation Plan

At the Company’s Annual Meeting of Stockholders in March 2005, the Company’s stockholders approved an amendment to the Company’s 2003 Stock Incentive Plan, as amended (the “2003 Plan”), to increase the number of shares of common stock available for issuance pursuant to options or restricted stock grants under the 2003 Plan from an aggregate of 2,400,000 shares to an aggregate of 4,900,000 shares. Under the 2003 Plan, options and restricted stock may be granted to the Company’s employees, directors and bona fide consultants.

In December 2004, the Board of Directors authorized the Company to make a contribution to the Company’s ESBP in the amount of $800,000, which represented a contribution for fiscal 2005 equal to approximately 9.8% of the Company’s expected gross salary and wages for fiscal 2005. Historically, the Company has made contributions to the ESBP of approximately 10% or more of gross salary and wages in each fiscal year. The Company anticipates that the Board of Directors will make an additional contribution to the ESBP later in fiscal 2005 to achieve at least this historical level once expected gross salary and wages for fiscal 2005 are known more precisely. As has been the Company’s prior practice, the $800,000 contribution for fiscal 2005 was made in shares of the Company’s common stock valued at the closing sales price of the Company’s common stock on the date that the contribution was authorized by the Board of Directors. Of the fiscal 2005 contribution, $647,600 was amortized in the 39-week period ended July 3, 2005. The $152,400 portion of the fiscal 2005 contribution that had not been amortized at July 3, 2005 has been recorded as a prepaid ESBP contribution in equity and will be amortized over the fourth quarter of fiscal 2005. Pursuant to the ESBP provision, vesting requirements are met as services are performed and fulfilled at each fiscal year end.

The Company maintains a deferred compensation plan, the Non-Qualified Deferred Compensation Plan, for certain key employees with long-term service with the Company. Annual contributions of common stock of the Company are made to a Rabbi Trust under such plan to be held for the benefit of the deferred compensation plan participants. In December 2004, the Board of Directors authorized the fiscal 2005 contribution to the deferred compensation plan in the amount of 100,000 shares of common stock valued at $220,000. Of this contribution, $165,000 was amortized in the 39-week period ended July 3, 2005. The $55,000 portion of the fiscal 2005 contribution that had not been amortized at July 3, 2005 has been recorded as a prepaid contribution in equity and will be amortized over the fourth quarter of fiscal 2005. Participants’ potential distributions from the Rabbi Trust represent unsecured claims against the Company. The Rabbi Trust was established by the Company and is subject to creditors’ claims. Shares in this plan may be distributed to each plan beneficiary when they retire from service at an age permitted under the Company’s ESBP.

Note 4 – Loss per Share

The Company has excluded from the computation of diluted loss per common share the maximum number of shares issuable pursuant to outstanding, in-the-money stock options and warrants in the amounts of 3,718,300 shares and 2,517,700 shares of common stock as of July 3, 2005 and June 27, 2004, respectively, because the Company had a loss from continuing operations for the periods presented and to include the representative share increments would be anti-dilutive. Accordingly, for the periods presented basic and diluted net loss per common share are computed based solely on the weighted average number of shares of common stock outstanding for the respective periods and are the same.

Note 5 – Inventories, Net

Inventories, net consisted of the following:

	July 3, 2005	October 3, 2004
Work in process	$4,341,100	$4,229,100
Finished goods	129,200	69,000

	4,470,300	4,298,100
Less reserve for obsolete inventory	(3,318,000)	(3,318,000)

Inventories, net	$1,152,300	$980,100

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

Costs on long-term contracts and programs in progress represent recoverable costs incurred. The Company’s marketing involves the identification and pursuit of research and development contracts pursuant to specific government budgets and programs. The Company is frequently involved in the pursuit of a specific anticipated contract that is a follow-on or related to an existing contract. The Company often determines that it is probable that a subsequent award will be successfully received, particularly if continued progress can be demonstrated against anticipated technical goals of the projected new program while the government goes through its lengthy process required to allocate funds and award contracts. When such a determination occurs, the Company capitalizes material, labor and overhead costs expected to be recovered from a follow-on or new contract. Due to the uncertain timing of such contracts, the Company maintains significant reserves for this inventory to avoid overstating its value. The net book value of such capitalized pre-contract costs included in work in process at July 3, 2005 and October 3, 2004 was $615,000 and $683,300, respectively.

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

The Company’s contract research and development segment provides services, largely to U.S. government agencies and government contractors, under contracts to develop prototypes and provide research, development, design, testing and evaluation of complex detection and control defense systems. The Company’s research and development contracts are usually cost reimbursement plus fixed fee, which require the Company’s good faith performance of a statement of work within overall budgetary constraints, but with latitude as to resources utilized, or fixed price level of effort, which require the Company to deliver a specified number of labor hours in the performance of a statement of work.

Occasionally, the Company’s research and development contracts are firm fixed price, which require the delivery of specified work products independent of the resources or means employed to satisfy the required deliveries.

Currently, the Company’s product segment consists primarily of stacked semiconductor chip assemblies. The Company has developed a family of standard products consisting of stacked memory chips that are used for numerous applications, both governmental and commercial. The Company also provides stacking services under contracts with third parties. The benefits of these stacked products generally include improving speed and reducing size, weight and power usage as compared to mounting such semiconductors separately in electronic products. In addition, the product segment also includes various types of small and miniature cameras. The Company’s initial camera products include units that use infrared sensors to create images by sensing the heat emitted by objects being viewed and units that create images from visible and near-visible light. Both types of units are intended for use in a variety of potential security and surveillance applications. Lastly, sales in the product segment include serial infrared communications chips that are used in products in order to allow computers, computer peripherals and hand-held portable electronics devices such as personal organizers, pagers and cellular phones to communicate using infrared transmissions in a manner similar to that used by remote control units for televisions and video cassette recorders. Sales of these infrared communication chips have primarily been for use in the Palm brand of personal digital assistants and such sales have been declining both in absolute amounts and as a percentage of total product segment sales over the last few years.

The Company’s management evaluates financial information to review the performance of the Company’s research and development contract business separately from the Company’s product business, but only to the extent of the revenues and the cost of revenues of the two segments. Because the various indirect expense operations of the Company, as well as its assets, now support all of its revenue-generating operations in a matrix manner, frequently in circumstances in which a distinction between research and development contract support and product support is difficult to identify, segregation of these indirect costs and assets is impracticable. The revenues and gross profit or loss of the Company’s two reportable segments for the 13-week and 39-week periods ended July 3, 2005 and June 27, 2004 are shown in the following table. The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies.

	For the 13 Weeks Ended		For the 39 Weeks Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004
Contract research and development revenue	$5,598,900	$3,257,000	$14,548,700	$8,027,000
Cost of contract research and development revenue	4,078,400	2,048,200	10,857,100	5,208,800

Contract research and development segment gross profit	$1,520,500	$1,208,800	$3,691,600	$2,818,200

Product sales	$575,200	$281,300	$1,878,400	$1,336,100
Cost of product sales	491,900	280,900	1,601,300	1,561,700

Product segment gross profit (loss)	$83,300	$400	$277,100	$(225,600)

Reconciliations of segment revenues to total revenues are as follows:

	For the 13 Weeks Ended		For the 39 Weeks Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004
Contract research and development revenue	$5,598,900	$3,257,000	$14,548,700	$8,027,000
Product sales	575,200	281,300	1,878,400	1,336,100
Other revenue	31,000	4,300	73,300	45,600

Total revenues	$6,205,100	$3,542,600	$16,500,400	$9,408,700

Reconciliations of segment gross profit to loss before minority interest and provision for income taxes are as follows:

	For the 13 Weeks Ended		For the 39 Weeks Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004
Contract research and development segment gross profit	$1,520,500	$1,208,800	$3,691,600	$2,818,200
Product segment gross profit (loss)	83,300	400	277,100	(225,600)

Net segment gross profit	1,603,800	1,209,200	3,968,700	2,592,600
Add (deduct)
Other revenue	31,000	4,300	73,300	45,600
General and administrative expense	(1,530,200)	(1,496,000)	(4,705,500)	(4,274,400)
Research and development expense	(151,500)	(397,200)	(668,100)	(1,494,500)
Interest expense	(11,400)	(30,700)	(30,500)	(75,700)
Gain (loss) on disposal of assets	2,300	(9,600)	(4,000)	(16,400)
Interest and other income	200	800	9,000	1,200

Loss before minority interest and provision for income taxes	$(55,800)	$(719,200)	$(1,357,100)	$(3,221,600)

The major customers for the Company’s research and development business segment in both the 39-week periods ended July 3, 2005 and June 27, 2004 were all agencies or laboratories of the U.S. government or U.S. government contractors. Such customers in the aggregate accounted for approximately 88% of the Company’s total revenues in the current year 39-week period and 78% of the Company’s total revenues in the 39 weeks ended June 27, 2004. Approximately 33%, 17% and 14% of total revenues were realized from contracts with SAIC, a government contractor, the U.S. Army and the Defense Advanced Research Projects Agency (“DARPA”), respectively, in the current year 39-week period. Total revenues realized from contracts with the DARPA, the U.S. Army and SAIC were 24%, 19% and 19%, respectively, in the 39 weeks ended June 27, 2004. No other customer accounted for more than 10% of the Company’s total revenues during the 39-week periods ended July 3, 2005 and June 27, 2004. The major customer for the Company’s product business segment in both the 39-week period ended July 3, 2005 and the 39-week period ended June 27, 2004 was L-3 Communications, a government contractor, which accounted for approximately 4% of the Company’s total revenues and 31% of product sales in the current year 39-week period and approximately 9% of the Company’s total revenues and 60% of product sales in the 39 weeks ended June 27, 2004.

Note 7 – Commitments and Contingencies

Government Expense Audits. The Company’s reimbursable indirect expense rates for government contracts have been audited through the fiscal year ended September 30, 2001. The Federal government has a proposed claim for recovery of $152,400 pursuant to the fiscal 2001 indirect rate audit. Pursuant to Federal Acquisition Regulations, the Company believes that it has a basis for waiver of this claim and has submitted a formal request for such waiver, which is currently pending, but there can be no assurance that such request will be granted. The accompanying consolidated financial statements do not include an accrual for potential loss, if any, related to this claim. The Federal government’s indirect rate audit for the fiscal year ended September 29, 2002 is presently underway, but indirect rate audits for the fiscal years ended September 28, 2003 and October 3, 2004 have not yet been scheduled.

Litigation. In August 2004, a consultant who was engaged by the Company’s iNetWorks subsidiary to locate capital for iNetWorks filed a lawsuit in the Orange County Superior Court for breach of contract against iNetWorks and against the Company as the alleged alter ego of iNetWorks. In the complaint, the consultant alleged that iNetWorks breached a Finder’s Agreement with the consultant and seeks an unspecific amount of damages. In discovery, the consultant claimed that he is owed $5.2 million; however, as the consultant did not raise any capital for iNetWorks, the Company believes this case is without merit and intends to vigorously defend this litigation. In September 2004, the Company filed an answer denying all of the allegations contained in the complaint. In June 2005, the Company and iNetWorks filed Motions for Summary Judgment requesting dismissal of the alter ego claims against the Company and the breach of contract claims against iNetWorks. The Court is scheduled to rule on these Motions on September 11, 2005. If the litigation is not dismissed at that time, the Court has set a date of October 11, 2005 for trial of this matter.

The Company has been, and may from time to time, become a party to various other legal proceedings arising in the ordinary course of its business. Management believes that the disposition of these matters will not have a material effect on the Company’s consolidated financial position, results of operations or liquidity.

Note 8 – Patents and Trademarks, Net

The Company’s intangible assets consist of patents and trademarks related to the Company’s various technologies, approximately 99% of which represents patents. Capitalized costs include amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of patent and trademark applications. These assets are amortized on a straight-line method over their estimated useful life of ten years. The Company reviews these intangible assets for impairment when and if impairment indicators occur in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. At July 3, 2005, management believed no indications of impairment existed.

Patents and trademarks, net at July 3, 2005 and June 27, 2004 are as follows:

	July 3, 2005	October 3, 2004
Patents and trademarks	$1,136,100	$1,034,900
Less accumulated amortization	(368,500)	(286,600)

Patents and trademarks, net	$767,600	$748,300

The amortization expense for the 39-week period ended July 3, 2005 was $81,900. The amortization expense for fiscal 2004 was $96,200, of which $70,900 was incurred in the 39-week period ended June 27, 2004. The unamortized balance of patents and trademarks at July 3, 2005 is estimated to be amortized over the balance of this fiscal year and the next five fiscal years thereafter as follows:

For the Fiscal Year	Estimated Amortization Expense
2005 (remainder of year)	$27,300
2006	113,000
2007	113,000
2008	113,000
2009	113,000
2010	100,300

Note 9 – Subsequent Event

In August 2005, the Company amended and restated its one-year consulting agreement entered into in May 2005, with CTC Aero, LLC, of which one of the Company’s directors, Chris Toffales, is sole owner. In addition to the strategic planning and business development support services to be provided by Mr. Toffales under the terms of the original May 2005 agreement, the August 2005 amendment contemplates that Mr. Toffales will provide certain assistance with potential acquisition activities of the Company. In the event of an acquisition by the Company during the term of the amended consulting agreement, CTC Aero will earn a success fee equal to 5% of the total acquisition price paid by the Company, provided however, that the success fee shall not be less than $150,000 nor more than $500,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains forward-looking statements regarding Irvine Sensors which include, but are not limited to, statements concerning projected revenues, expenses, gross profit and income, mix of revenue, potential contract awards, market acceptance of our products and technologies, the competitive nature of our business and markets, the success and timing of new product introductions and commercialization of our technologies, product qualification requirements of our customers, the need for additional capital, our significant accounting policies and the outcome of pending litigation and expense audits. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “estimates,” “should,” “may,” “will”, “with a view to” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Such factors include, but are not limited to the following:

•	our ability to introduce new products, gain broad market acceptance for such products and ramp up manufacturing in a timely manner;

•	our ability to secure additional research and development contracts;

•	governmental agendas and budget issues and constraints;

•	our ability to obtain expected and timely procurements resulting from existing contracts;

•	the pace at which new markets develop;

•	new products or technologies introduced by our competitors, many of whom are bigger and better financed than us;

•	our ability to successfully execute our business plan and control costs and expenses;

•	the availability of additional financing on acceptable terms in a timely manner;

•	our ability to establish strategic partnerships to develop our business;

•	our limited market capitalization;

•	general economic and political instability; and

•	those additional factors which are listed under the section “Risk Factors” at the end of Item 2 of this report.

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

Except for fiscal years 1999 through 2001, when we realized significant commercial product sales of wireless infrared transceivers, we have historically derived a substantial majority of our total revenues from government-funded research and development contracts rather than from product sales. We anticipate that a majority of our total revenues will continue to be derived from government-funded sources in fiscal 2005. With a few exceptions, our government-funded research and development contracts to date have largely been early-stage in nature and relatively modest in size. As a result, our revenues from this source have improved to a limited degree from increases in the U.S. defense budget. However, we are also placing more emphasis on deploying our marketing efforts on government programs that we believe have potential to lead to production contracts, which we believe to be both larger and more profitable than funded research and development contracts. If we are successful in securing government production contracts, an outcome that we cannot guarantee, our revenues may become more dependent upon U.S. defense budgets. We are also attempting to increase our revenues from product sales by introducing new products with commercial applications, in particular, stacked computer memory chips. We are currently transitioning into a new generation of such products, with a view to increasing sales of such products, but we cannot assure you that we will be able to complete development or successfully launch any such products on a timely basis, if at all. We use contract manufacturers to produce these products, and all of our other current operations occur at a single, leased facility in Costa Mesa, California.

We have a history of unprofitable operations, largely as a result of discretionary investments that we have made to commercialize our technologies and to maintain our technical staff and corporate infrastructure at levels that we believe are required for future growth. Our investments to commercialize our technologies have yet to produce sustainable profitable product sales. With respect to our investments in staff and infrastructure, the advanced technical and multi-disciplinary content of our proprietary technologies places a premium on a stable and well-trained work force. As a result, we tend to maintain our work force even when anticipated government contracts are delayed, a circumstance that occurs with some frequency and may, from time to time, result in under-utilization of our labor force for revenue generation. We believe that this pattern can be overcome by the achievement of greater contract backlog and are seeking growth in our research and development contract revenue to that end. To date, however, we have not yet achieved sufficient revenues to realize profitable operations. Our ability to recover our investments through the cost-reimbursement features of our government contracts are subject to both regulatory and competitive pricing considerations.

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

Critical Accounting Estimates

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). As such, management is required to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The significant accounting policies that are most critical to aid in fully understanding and evaluating reported financial results include the following:

Revenue Recognition. Our consolidated total revenues during the first 39 weeks of fiscal 2005 were primarily derived from contracts to develop prototypes and provide research, development, design, testing and evaluation of complex detection and control defense systems. Our research and development contracts are usually cost reimbursement plus a fixed fee or fixed price with billing entitlements based on level of effort expended. For such research and development contracts, revenues are recognized as we incur costs and include applicable fees or profits primarily in the proportion that costs incurred bear to estimated final costs. Upon the initiation of each such contract, a detailed cost budget is established for direct labor, material, subcontract support and allowable indirect costs based on our proposal and the required scope of the contract as may have been modified by negotiation with the customer, usually a U.S. government agency or prime contractor. A program manager is assigned to secure the needed labor, material and subcontract in the program budget to achieve the stated goals of the contract and to manage the deployment of those resources against the program plan. Our accounting department collects the direct labor, material and subcontract charges for each program on a weekly basis and provides such information to our respective program managers and senior management.

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

We consider many factors when applying GAAP related to revenue recognition. These factors generally include, but are not limited to:

•	The actual contractual terms, such as payment terms, delivery dates and pricing terms of the various product and service elements of a contract;

•	Time period over which services are to be performed;

•	Costs incurred to date;

•	Total estimated costs of the project;

•	Anticipated losses on contracts; and

•	Collectibility of the revenues.

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

Inventory. Inventories are stated at the lower of cost or market value. Each quarter, we evaluate our inventories for excess quantities and obsolescence. We write off inventories that are considered obsolete and adjust remaining inventory balances to approximate the lower of cost or market value. The valuation of inventories at the lower of cost or market requires the use of estimates as to the amounts of current inventories that will be sold. These estimates are dependent on our assessment of current and expected orders from our customers.

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

Results of Operations

Contract Research and Development Revenue. Contract research and development revenue consists of amounts realized or realizable from customer funded research and development contracts, largely from U.S. government agencies and government contractors. Contract research and development revenues for both the 13-week and 39-week periods ended July 3, 2005 increased materially over the comparable revenues of the 13-week and 39-week periods ended June 27, 2004 and also continued to represent the dominant contributor to our total revenues as shown in the following tables:

13-Week Comparisons	Contract Research and Development Revenue	Percent of Total Revenue
13 weeks ended June 27, 2004	$3,257,000	92%
Dollar increase in current comparable 13 weeks	2,341,900

13 weeks ended July 3, 2005	$5,598,900	90%
Percent increase in current 13 weeks	72%

39-Week Comparisons	Contract Research and Development Revenue	Percent of Total Revenue
39 weeks ended June 27, 2004	$8,027,000	85%
Dollar increase in current comparable 39 weeks	6,521,700

39 weeks ended July 3, 2005	$14,548,700	88%
Percent increase in current 39 weeks	81%

The increase in contract research and development revenue for both the 13-week and 39-week periods ended July 3, 2005 was primarily the result of a changing emphasis toward application-oriented research and development contracts in the first 39 weeks of fiscal 2005 as opposed to the first 39 weeks of fiscal 2004. We believe that this increase was primarily the result of the increasing maturity of our development stage technologies, which has in turn, led to the receipt of more development contracts oriented toward possible production. Typically, such contracts are larger in dollar value than early stage research and development contracts. We have been advised that additional government contracts of this nature are pending. As such, we anticipate additional contracts will be awarded in future periods, which we believe will further increase our contract research and development revenue, although we cannot guarantee this outcome. Based on our current backlog and notices of pending awards, we expect that our contract research and development revenue will continue to represent a majority of our total revenue for the remainder of fiscal 2005.

Cost of Contract Research and Development Revenue. Cost of contract research and development revenue consists of labor, subcontractor and vendor expenses directly incurred in support of research and development contracts, plus associated indirect expenses permitted to be charged pursuant to the relevant contracts. Our cost of contract research and development revenue for the 13 weeks and 39 weeks ended July 3, 2005 as compared to the 13 weeks and 39 weeks ended June 27, 2004 is shown in the following tables:

13-Week Comparisons	Cost of Contract Research and Development Revenue	Percent of Contract Research and Development Revenue
13 weeks ended June 27, 2004	$2,048,200	63%
Dollar increase in current comparable 13 weeks	2,030,200

13 weeks ended July 3, 2005	$4,078,400	73%
Percent increase in current 13 weeks	99%

39-Week Comparisons	Cost of Contract Research and Development Revenue	Percent of Contract Research and Development Revenue
39 weeks ended June 27, 2004	$5,208,800	65%
Dollar increase in current comparable 39 weeks	5,648,300

39 weeks ended July 3, 2005	$10,857,100	75%
Percent increase in current 39 weeks	108%

The dollar increase in cost of contract research and development revenue in both the 13-week and 39-week periods ended July 3, 2005 reflects the fact that, to a large extent, our research and development contracts are of a cost reimbursement plus fixed fee nature. Accordingly, our costs of contract research and development revenue generally increase in proportion to such revenue increases. The disproportionate increase in the current year periods partially reflects the fact that the prior year periods included a $316,200 reduction in our accrued loss on contracts resulting from improved program management procedures, and no comparable reduction occurred in the 39 weeks ended July 3, 2005. Absent this effect, the cost of contract research and development revenue as a percentage of such revenue would have been 69% in the 39 weeks ended June 27, 2004. The 39-week period-to-period proportional difference in cost of contract research and development revenue also reflects the different mix between internal and external resources generally required to satisfy the requirements of larger contracts, such as were active during the first 39 weeks of fiscal 2005. As contract values increase, we are more likely to require additional support from external vendors, independent contractors or subcontractors to meet contractual delivery requirements. Such external support is generally more costly than use of internal research and development employees. Since we anticipate an increasing contribution to our revenues from such larger contracts in the balance of fiscal 2005, we also anticipate that we may need to continue to rely on external support in the near future, which may continue to increase our costs of research and development revenue in absolute dollars in the next twelve months.

Product Sales. Product sales are comprised of revenues derived from sales of chips, modules, thermal viewers, stacked chip products and chip stacking services. Product sales for the first 13-week and 39-week periods of fiscal 2005 and fiscal 2004 are shown in the following tables:

13-Week Comparisons	Product Sales	Percent of Total Revenue
13 weeks ended June 27, 2004	$281,300	8%
Dollar increase in current comparable 13 weeks	293,900

13 weeks ended July 3, 2005	$575,200	9%
Percent increase in current 13 weeks	104%

39-Week Comparisons	Product Sales	Percent of Total Revenue
39 weeks ended June 27, 2004	$1,336,100	14%
Dollar increase in current comparable 39 weeks	542,300

39 weeks ended July 3, 2005	$1,878,400	11%
Percent increase in current 39 weeks	41%

The increase in product sales for both the 13 weeks and 39 weeks ended July 3, 2005 was largely due to an increase in orders for our stacked chip products from commercial customers. Sales of such products to our aerospace customers during the current year periods modestly declined from the comparable prior year periods largely due to timing of orders from an aerospace OEM, L-3 Communications. In the 39-week period ended June 27, 2004, a large shipment of stacked chip products was made to L-3 Communications to meet the schedule requirements of one of their programs. No comparably scheduled large delivery was required by L-3 Communications in the 39 weeks ended July 3, 2005. However, based on orders received from L-3 Communications subsequent to July 3, 2005, we believe that this comparative difference between the current and prior year 39-week periods is simply a timing effect and not a trend. As a result of the substantial increase in total revenue during the 39-week period ended July 3, 2005 as compared to the first 39 weeks of fiscal 2004, L-3 Communications was not a material customer in the current 39-week period in which it accounted for $584,700, or 4%, of our total revenues and 31% of our product sales, as contrasted to the 39-week period ended June 27, 2004 in which it accounted for approximately $796,400, or 9%, of our consolidated total revenues and 60% of our product sales.

Stacked chip product sales accounted for $1,643,100, or 87%, of our product sales in the 39 weeks ended July 3, 2005 as opposed to $1,100,500, or 82%, of our product sales in the 39 weeks ended June 27, 2004. Approximately $97,800, or 5%, of our product sales in the 39-week period ended July 3, 2005 and $141,300, or 11%, of our product sales in the 39-week period ended June 27, 2004 were derived from sales of wireless infrared transceiver chips and module products to various customers, sold under the Novalog brand, reflecting the further erosion of sales of our infrared transceivers for use in personal digital assistants or PDAs. Because of the difficulty of securing cost-effective sources of supply to service this declining demand, we do not presently plan to pursue additional sales of our wireless infrared transceiver products although we do plan to service existing customers as long as our inventory and supply arrangements are economically feasible. Product sales for the 39-week period ended July 3, 2005 included, for the first time, a contribution from sales of our thermal viewer and camera products. Sales of such products accounted for $111,500, or 6%, of our product sales in this period.

Cost of Product Sales. Cost of product sales consists of labor, subcontractor and vendor expenses directly incurred in the manufacture of products sold, plus related overhead expenses. Our cost of product sales for the 13 weeks and 39 weeks ended July 3, 2005 as compared to the 13 weeks and 39 weeks ended June 27, 2004 is shown in the following tables:

13-Week Comparisons	Cost of Product Sales	Percent of Product Sales
13 weeks ended June 27, 2004	$280,900	100%
Dollar increase in current comparable 13 weeks	211,000

13 weeks ended July 3, 2005	$491,900	86%
Percent increase in current 13 weeks	75%

39-Week Comparisons	Cost of Product Sales	Percent of Product Sales
39 weeks ended June 27, 2004	$1,561,700	117%
Dollar increase in current comparable 13 weeks	39,600

39 weeks ended July 3, 2005	$1,601,300	85%
Percent increase in current 39 weeks	3%

The cost of product sales in the 13-week period ended July 3, 2005 increased primarily as a result of the increase in product sales in the current period. Additionally, the early and modest qualification sales of visible camera products in the current 13-week period exhibited high labor costs because of the use of internal engineering staff to manufacture the small-volume lots, rather than contract manufacturing as would be expected to be utilized if and when such products achieve higher volume sales. However, because the current 13-week period also reflected the impact of discontinuation of older wireless infrared products that were no longer economic and production learning curve improvements associated with our stacked memory products, the costs of product sales in the 13 weeks ended July 3, 2005 increased substantially less, on a percentage basis, than the increase in product sales during that period, resulting in positive gross margins on product sales in the current period as opposed to essentially break-even gross margins in the comparable prior year period. For largely the same reasons, there was also a transformation to positive gross margins on product sales in the 39-week period ended July 3, 2005 as compared to negative gross margins for product sales in the 39-week period ended June 27, 2004. We expect, but cannot guarantee, that our product sales will increase in the final quarter of fiscal 2005, which we expect will allow us to continue to achieve economies of scale that contribute to improved gross margins on product sales.

General and Administrative Expense. General and administrative expense generally consists of labor, subcontractor and vendor expenses not directly related to the production of revenue or to internally funded research and development and includes such internal expenses as executive, administrative, financial and marketing labor and labor-related expenses and such external expenses as legal and accounting. General and administrative expense for the 13 weeks and 39 weeks ended July 3, 2005 as compared to the 13 weeks and 39 weeks ended June 27, 2004 are shown in the following tables:

13-Week Comparisons	General and Administrative Expense	Percent of Total Revenue
13 weeks ended June 27, 2004	$1,496,000	42%
Dollar increase in current comparable 13 weeks	34,200

13 weeks ended July 3, 2005	$1,530,200	25%
Percent increase for current 13 weeks	2%

39-Week Comparisons	General and Administrative Expense	Percent of Total Revenue
39 weeks ended June 27, 2004	$4,274,400	45%
Dollar increase in current comparable 39 weeks	431,100

39 weeks ended July 3, 2005	$4,705,500	29%
Percent increase for current 39 weeks	10%

General and administrative expense in the 13-week period ended July 3, 2005 increased slightly as compared to the 13-week period ended June 27, 2004 largely due to a decrease in general and administrative labor and labor-related expenses in the current year period which almost offset increases in other categories of general and administrative expense in the same period. The decrease in general and administrative labor was primarily a consequence of higher utilization of our technical staff on funded research and development contracts, which resulted in such labor costs being included in cost of contract research and development revenue. Accordingly, lesser amounts of technical labor costs were included in general and administrative expense in the current 13-week period. This same factor of higher labor utilization on funded contracts also impacted the general and administrative expense for the 39-week period ended July 3, 2005, resulting in approximately $112,600 less general and administrative labor and labor-related expenses in that period as compared to the 39 weeks ended June 27, 2004. However, in the 39-week period of fiscal 2005, these reductions in labor and labor-related expenses were more than offset by a $221,600 increase in general and administrative service expenses, the largest component of which was the additional costs incurred as a result of requirements associated with Section 404 of the Sarbanes-Oxley Act. As a non-accelerated filer, our deadline for compliance with Section 404 has been extended to October 1, 2006, the end of our fiscal 2006. Notwithstanding this extension, we anticipate that we will continue to experience a dollar increase in general and administrative expense in the balance of fiscal 2005 related to Sarbanes-Oxley compliance.

An additional factor that substantially increased general and administrative expense in the 39 weeks ended July 3, 2005 as compared to the comparable period of fiscal 2004 was a $318,500 increase in certain costs included in general and administrative expense that are not deemed allowable for cost reimbursement under our contracts with the U.S. government. Of this increase, $165,000 was due to recognition of expense resulting from a contribution to our Non-Qualified Deferred Compensation Plan in the 39-week period ended July 3, 2005 rather than in a later fiscal period as was the case in fiscal 2004. Additionally, $40,000 of the current 39-week increase was related to a reduction in our reserve for uncollectible receivables in the 39-week period ended June 27, 2004 that did not recur in the 39-week period ended July 3, 2005.

The final factor that substantially increased our general and administrative expense in the current year 39-week period compared to the 39-week period ended June 27, 2004 was an increase of $100,000 in our selling and marketing expenses to support our plans for revenue growth.

Research and Development Expense. Research and development expense consists of labor, subcontractor and vendor expenses directly incurred in support of internally funded research and development projects, plus associated overhead expenses. Research and development expense for the 13 weeks and 39 weeks ended July 3, 2005 as compared to the 13 weeks and 39 weeks ended June 27, 2004 decreased as shown in the following tables:

13-Week Comparisons	Research and Development Expense	Percent of Total Revenue
13 weeks ended June 27, 2004	$397,200	11%
Dollar decrease in current comparable 13 weeks	(245,700)

13 weeks ended July 3, 2005	$151,500	2%
Percent decrease for current 13 weeks	(62%)

39-Week Comparisons	Research and Development Expense	Percent of Total Revenue
39 weeks ended June 27, 2004	$1,494,500	16%
Dollar decrease in current comparable 39 weeks	(826,400)

39 weeks ended July 3, 2005	$668,100	4%
Percent decrease for current 39 weeks	(55%)

The substantial decrease in research and development expense in both the 13-week and 39-week periods ended July 3, 2005 was primarily the result of the reduced availability of direct labor for internally funded research projects in those periods compared to the comparable periods of fiscal 2004 due to the large increase in customer funded research and development. We use the same technical staff for both internal and customer funded research and development projects, and we generally prioritize the deployment of this labor to revenue-producing projects whenever possible. Because of the increase in contract research and development projects in the fiscal 2005 periods, we had less discretionary direct labor being deployed to internally funded research and development projects than in the fiscal 2004 periods. We anticipate that the utilization of our direct labor force for funded research and development contract work will increase in absolute dollars in the balance of fiscal 2005. If that occurs, we expect corresponding reductions in our internally funded research and development expense during the fourth quarter of fiscal 2005 as compared to the fourth quarter of fiscal 2004.

Net Loss. Largely due to the gross margins on our increases in our contract research and development revenue, we experienced reductions in our net loss during the 13-week and 39-week periods ended July 3, 2005 compared to the 13-week and 39-week periods ended June 27, 2004 as shown in the following tables:

13-Week Comparisons	Net Loss
13 weeks ended June 27, 2004	$(720,000)
Dollar improvement in current comparable 13 weeks	661,200

13 weeks ended July 3, 2005	$(58,800)
Percent improvement for current 13 weeks	92%

39-Week Comparisons	Net Loss
39 weeks ended June 27, 2004	$(3,229,400)
Dollar improvement in current comparable 39 weeks	1,860,500

39 weeks ended July 3, 2005	$(1,368,900)
Percent improvement for current 39 weeks	58%

Although these improvements were substantial, our contract research and development revenue for both the 13-week and 39-week periods ended July 3, 2005 was not yet at the level required to fully support our technical staff and related infrastructure. We believe that further increases in our contract research and development revenue may improve the revenue production efficiency of our technical staff and further improve our operating results. If we are successful in the marketing of new products, an outcome we cannot guarantee, we anticipate that we could also realize further improvements in our operating results from the gross margins on increased product sales.

Liquidity and Capital Resources

Our liquidity as measured by both our consolidated cash and cash equivalents and our working capital at the end of fiscal 2004 and at the end of the first 39 weeks of fiscal 2005 is shown in the following table:

	Cash and Cash Equivalents	Working Capital
October 3, 2004	$2,064,100	$3,147,600
Dollar decrease in the 39 weeks ended July 3, 2005	(955,600)	(481,000)

July 3, 2005	$1,108,500	$2,666,600
Percent decrease in the 39 weeks ended July 3, 2005	(46%)	(15%)

The 13-week period ended July 3, 2005 was the second successive fiscal quarter in which our net loss was substantially less than our non-cash expenses in the period. As a result, although both our cash and working capital positions decreased in the first 39 weeks of fiscal 2005, our working capital actually improved $143,500 in the 13 weeks ended July 3, 2005, building on the $190,100 of such working capital improvement realized in the immediately preceding quarter to reduce the net working capital use in the first 39 weeks of fiscal 2005 to $481,000. For the 39-week period ended July 3, 2005, our non-cash expenses aggregated $2,121,900, consisting of $1,309,300 of depreciation and amortization and $812,600 of common stock contributions to employment retirement plans. These non-cash expenses substantially reduced the cash impact of our $1,368,900 net loss during the 39 weeks ended July 3, 2005. The increase to cash provided by operations and the decrease in working capital during the 39-week period ended July 3, 2005 reflect various timing effects largely related to revenue growth. Substantial items in this category included an increase of $641,500 in unbilled revenues on uncompleted contracts due to timing of invoices on current contracts, a $249,300 increase in accounts receivable and a $172,200 increase in inventory in anticipation of expected new contracts. The substantial timing item that mitigated the use of cash in the current 39-week period was a $596,200 increase in accounts payable and accrued expenses, primarily resulting from increased subcontractor and vendor use on larger contracts. The aggregate effect of these positive and negative timing factors, our net loss and our non-cash operating expenses was to provide, rather than use, net cash in operating activities for the second fiscal quarter in a row, resulting in net generation of $296,100 of cash in operating activities for the 39-week period ended July 3, 2005.

Accordingly, our net use of $955,600 of cash in the 39 weeks ended July 3, 2005 was largely the result of the net $1,357,500 of cash used for the acquisition of capital facilities and equipment and the $101,200 of cash used for acquisition of patents. Of the capital facilities and equipment expenditures, $195,100 was for equipment, $55,900 was for leasehold improvements, $78,100 was for software programs, and $1,028,400 was for construction in progress. At July 3, 2005, approximately 60% of our construction in progress was primarily related to our current research and development contract business, approximately 10% was primarily related to our stacking products and services and approximately 30% was primarily related to our camera products. Except for lease agreements for the acquisition of capital equipment, we had no other material capital commitments as of July 3, 2005.

At July 3, 2005, our contractual obligations were as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$—	$—	$—	$—	$—
Capital lease obligations	300,600	193,500	107,100	—	—
Operating lease obligations	2,402,400	714,600	1,687,800	—	—
Purchase obligations	—	—	—	—	—
Other long-term liabilities reflected on the balance sheet	—	—	—	—	—

Total	$2,703,000	$908,100	$1,794,900	$—	$—

Partially mitigating the net use of cash in the 39 weeks ended July 3, 2005 was the approximate $201,000 of net cash provided by financing activities, consisting of $303,200 of gross proceeds from the exercise of warrants and options, which was offset in part by $102,200 of principal payments made on capitalized equipment leases.

We believe, but cannot guarantee, that our government-funded contract business will improve in the balance of fiscal 2005, and will therefore generate increased liquidity through both operating margins and the recovery of indirect costs as permitted under government contracts. This belief stems from our visibility into budgetary decisions of various government agencies and our present backlog. At July 3, 2005, our funded backlog was approximately $13.0 million compared to approximately $3.2 million at June 27, 2004. We expect that a substantial portion of our funded backlog at July 3, 2005 will result in revenue recognized in fiscal 2005. In addition, our government contracts typically include unfunded backlog, which is funded when the previously funded amounts have been expended. As of August 1, 2005, our total backlog, including unfunded portions, was approximately $13.6 million.

Contracts with government agencies may be suspended or terminated by the government at any time, subject to certain conditions. Similar termination provisions are typically included in agreements with prime contractors. Since our inception, we have experienced such termination of our contracts on three occasions, the latest of which was in April 1999. We cannot assure you that we will not experience suspensions or terminations in the future. Any such termination, if material, could cause a disruption of our revenue stream, adversely affect our liquidity and results of operations and could result in employee layoffs.

We also believe, but cannot guarantee, that our revenues from product sales will grow in the last quarter of fiscal 2005. Initially, we believe this growth will likely use rather than generate cash because of the time lag between incurring the expenses to manufacture the products and collecting the receivables generated by shipments of those products.

We currently believe that our working capital and liquidity at July 3, 2005 is adequate to support our existing operations for our foreseeable plans for at least the next twelve months. However, there may be product sales growth opportunities in this interval that could place demands on our working capital that would require external infusion of working capital through equity or debt financings. We cannot guarantee that such financings would be available on a timely basis, or on acceptable terms, or at all.

Rule 10b5-1 Plan

In June 2005, Dr. Mel Brashears, our Chairman of the Board, established a trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, providing for the periodic selling of up to 40,000 shares of our common stock per month at a market price of $4.00 per share or higher, which shares are purchasable by him through the exercise of certain issued and outstanding options. The 10b5-1 plan will terminate in June 2006 unless terminated earlier in accordance with its provisions.

Rule 10b5-1 allows corporate insiders to establish pre-determined plans during periods when they are not in possession of material non-public information to govern the sale of company stock. Rule 10b5-1 contemplates certain legal benefits for persons who establish such plans, such as the ability to sell shares on a regular but pre-determined basis, regardless of any subsequent material non-public information that they may receive.

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

We have historically generated substantial losses, which, if continued, could make it difficult to fund our operations or successfully execute our business plan, and could adversely affect our stock price. Since our inception, we have generated net losses in most of our fiscal periods. We experienced net losses of approximately $1.4 million for the 39 weeks ended July 3, 2005, $4.2 million for the fiscal year ended October 3, 2004, $6.3 million for the fiscal year ended September 28, 2003 and $6.0 million for the fiscal year ended September 29, 2002. In recent years, much of our losses were incurred as a result of our significant investments in our development stage operating subsidiaries or their related technologies. While we have significantly reduced our investment in our subsidiaries and their technologies and consolidated our operations with a corresponding reduction in our net losses, we cannot assure you that we will be able to achieve or sustain profitability on a quarterly or annual basis in the future. In addition, because a large portion of our expenses are fixed, we generally are unable to reduce expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. For example, we experienced contract delays in the fiscal year ended September 28, 2003 and, to a lesser degree, in the fiscal year ended October 3, 2004, that resulted in operating expenses without corresponding revenues to keep personnel on staff while the contracts were pending. Such factors could cause us to continue to experience net losses in future periods, which will make it difficult to fund our operations, manage our business and achieve our business plan, and could cause the market price of our common stock to decline.

We may need to raise additional capital in the future, and additional funds may not be available on terms that are acceptable to us, or at all. Our recent modest positive cash flow from operations must be measured against our more extensive historical experience of negative cash flows from operations in the amount of $4.2 million for the fiscal year ended October 3, 2004, approximately $3.8 million for the fiscal year ended September 28, 2003 and approximately $1.4 million for the fiscal year ended September 29, 2002. To offset the effect of these negative operational cash flows, we have historically funded our operations through multiple equity financings, and to a lesser extent through receivable financing. We engaged in various financing transactions in fiscal years 2004, 2003 and 2002, which when combined with the exercise of warrants and options, raised aggregate net proceeds of approximately $15.3 million. During fiscal years 2004, 2003 and 2002, we also issued shares of our common stock in various non-cash transactions to retire payables and expenses and to convert preferred stock. The net amount of common stock we issued in that three fiscal year period was in excess of 14.5 million shares, over 80% of the 17.8 million shares of common stock outstanding at the end of fiscal 2004, resulting in significant dilution to stockholders that did not participate in those transactions.

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

Our government-funded research and development business depends on a limited number of customers, and if any of these customers terminate or reduce their contracts with us, or if we cannot obtain additional government contracts in the future, our revenues will decline and our results of operations will be adversely affected. For fiscal 2004, approximately 25% of our total revenues were realized from SAIC, a government contractor, 17% of our total revenues were generated from contracts with the U.S. Army and 17% were generated from contracts with DARPA, a government agency. In the 39-week period ended July 3, 2005, approximately 33%, 17% and 14% of our total revenues were realized from SAIC, the U.S. Army and DARPA, respectively. In March 2005, we received a $7.5 million classified government contract. Although we ultimately plan to shift our focus to include the commercialization of our technology, we expect to continue to be dependent upon research and development contracts with federal agencies and their contractors for a substantial portion of our revenues for the foreseeable future. Our dependency on a few contract sources increases the risks of disruption in this area of our business or significant fluctuations in quarterly revenue, either of which could adversely affect our consolidated revenues and results of operations.

Because we currently depend on government contracts and subcontracts, we face additional risks related to contracting with the federal government, including federal budget issues and fixed price contracts. General political and economic conditions, which cannot be accurately predicted, directly and indirectly may affect the quantity and allocation of expenditures by federal agencies. Even the timing of incremental funding commitments to existing, but partially funded, contracts can be affected by these factors. Therefore, cutbacks or re-allocations in the federal budget could have a material adverse impact on our results of operations as long as research and development contracts remain an important element of our business. Obtaining government contracts may also involve long purchase and payment cycles, competitive bidding, qualification requirements, delays or changes in funding, budgetary constraints, political agendas, extensive specification development and price negotiations and milestone requirements. Each government agency also maintains its own rules and regulations with which we must comply and which can vary significantly among agencies. Governmental agencies also often retain some portion of fees payable upon completion of a project and collection of these fees may be delayed for several months or even years, in some instances. In addition, an increasing number of our government contracts are fixed price contracts, which may prevent us from recovering costs incurred in excess of its budgeted costs. Fixed price contracts require us to estimate the total project cost based on preliminary projections of the project’s requirements. The financial viability of any given project depends in large part on our ability to estimate such costs accurately and complete the project on a timely basis. In fiscal 2004, we completed fixed-price contracts with an approximate aggregate value of $3.7 million. We experienced approximately $227,500 in losses on those contracts, representing approximately 6% of the aggregate funded amount. At July 3, 2005, we had ongoing fixed-price contracts with an approximate unrealized aggregate value of $3.6 million. While fixed-price overruns in fiscal 2004 and the first 39 weeks of fiscal 2005 were largely discretionary in nature, we may not be able to achieve or improve upon this performance in the future since each contract has its own unique technical and schedule risks. In the event our actual costs exceed the fixed contractual cost, we will not be able to recover the excess costs.

Some of our government contracts are also subject to termination or renegotiation at the convenience of the government, which could result in a large decline in revenue in any given quarter. Although government contracts have provisions providing for the reimbursement of costs associated with termination, the termination of a material contract at a time when our funded backlog does not permit redeployment of our staff could result in reduction of employees. In April 1999, we experienced the termination of one of our contracts, but this termination did not result in the non-recovery of costs or layoff of employees. We also have had to reduce our staff from time-to-time because of fluctuations in our funded government contract base. In addition, the timing of payments from government contracts is also subject to significant fluctuation and potential delay, depending on the government agency involved. Any such delay could result in a temporary shortage in our working capital. Since nearly 70% of our total revenues in fiscal 2002, approximately 83% of our total revenues in fiscal 2003, approximately 81% of our total revenues in fiscal 2004 and approximately 88% of our total revenues in the first 39 weeks of fiscal 2005 were derived directly or indirectly from government contracts, these risks can significantly affect our business, results of operations and financial condition.

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

If we are not able to commercialize our technology, we may not be able to increase our revenues or achieve or sustain profitability. Since commencing operations, we have developed technology, principally under government research contracts, for various defense-based applications. Contract research and development revenue accounted for approximately 69% of our total revenues for the fiscal year ended September 29, 2002, approximately 82% of our total revenues for the fiscal year ended September 28, 2003, approximately 85% of our total revenues for the fiscal year ended October 3, 2004 and approximately 88% of our total revenues for the 39 weeks ended July 3, 2005. However, since our margins on government contracts are generally limited, and our revenues from such contracts are tied to government budget cycles and influenced by numerous political and economic factors beyond our control, and are subject to our ability to win additional contracts, our long-term prospects of realizing significant returns from our technology or achieving and maintaining profitability will likely also require penetration of commercial markets. In prior years, we have made significant investments to commercialize our technologies without significant success. These efforts included the purchase and later shut down of the IBM cubing line, the formation of the Novalog, MSI, Silicon Film, RedHawk and iNetWorks subsidiaries and the development of various stacked-memory products intended for military, aerospace and commercial markets. While these changes have developed new revenue sources, they have not yet resulted in consolidated profitability to date, and a majority of our total revenues for the fiscal years ended September 29, 2002, September 28, 2003, October 3, 2004 and the 39 weeks ended July 3, 2005 were still generated from contract research and development.

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

If we are not able to adequately protect or enforce our patent or other intellectual property rights, our ability to compete in our target markets could be materially and adversely affected. We believe that our success will depend, in part, on the strength of our existing patent protection and the additional patent protection that we may acquire in the future. As of July 3, 2005, we held 53 U.S. patents and 16 foreign patents and had other patent applications pending before the U.S. Patent and Trademark Office as well in as various foreign jurisdictions. It is possible that any existing patents or future patents, if any, could be challenged, invalidated or circumvented, and any right granted under these patents may not provide us with meaningful protection from competition. Despite our precautions, it may be possible for a third party to copy or otherwise obtain and use our products, services or technology without authorization, to develop similar technology independently or to design around our patents. In addition, we treat technical data as confidential and generally rely on internal nondisclosure safeguards, including confidentiality agreements with employees, and on laws protecting trade secrets, to protect proprietary information. We cannot assure you that these measures will adequately protect the confidentiality of our proprietary information or that others will not independently develop products or technology that are equivalent or superior to ours.

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

Significant sales of our common stock in the public market will cause our stock price to fall. As of August 1, 2005, we had approximately 18.6 million shares of common stock outstanding, substantially all of which were freely tradable, other than restrictions imposed upon our affiliates. The average trading volume of our shares in July 2005, however, was only approximately 38,500 shares per day. Accordingly, the freely tradable shares are significantly greater in number than the daily average trading volume of our shares. If the holders of the freely tradable shares were to sell a significant amount of our common stock in the public market, the market price of our common stock would likely decline. If we raise additional capital in the future through the sale of shares of our common stock to private investors, we may agree to register these shares for resale on a Form S-3 registration statement as we have done in the past. Upon registration, these additional shares would become freely tradable once sold in the public market, assuming the prospectus delivery and other requirements were met by the seller, and, if significant in amount, such sales could further adversely affect the market price of our common stock.

Our stock price could decline because of the potentially dilutive effect of recent and future financings. At August 1, 2005, we had approximately 18.6 million shares of common stock outstanding as compared to approximately 12.9 million outstanding at September 28, 2003, resulting in dilution to our existing stockholders. Of the shares of common stock issued in this interval, approximately 2.3 million were the result of the exercise of “in the money” warrants and options. Additionally, in December 2003, we sold 1.0 million shares of our common stock and five-year warrants to purchase up to 250,000 shares of our common stock for an exercise price of $2.20 per share in a private placement for net proceeds of approximately $1.7 million. In June 2004, we sold an additional approximate 1.2 million shares of our common stock and five-year warrants to purchase up to 373,300 shares of our common stock for an exercise price of $2.99 per share in a private placement for net proceeds of approximately $2.5 million. Any additional equity financings or exercise of “in the money” warrants and options in the future could also result in dilution to our stockholders.

Our common stock may be delisted from the Nasdaq SmallCap Market if our stock price declines further or if we cannot maintain Nasdaq’s listing requirements. In such case, the market for your shares may be limited, and it may be difficult for you to sell your shares at an acceptable price, if at all. Our common stock is currently listed on the Nasdaq SmallCap Market. Among other requirements, to maintain this listing, our common stock must continue to trade above $1.00 per share. In July 2001, our stock had failed to meet this criterion for over 30 consecutive trading days. As a result, in accordance with Marketplace Rule 4310(c)(8)(B), we were notified by Nasdaq that we had 90 calendar days or until October 2001 to regain compliance with this Rule by reestablishing a sales price of $1.00 per share or greater for ten consecutive trading days. To regain compliance, we sought and received approval from our stockholders to effect a 1-for-20 reverse split of our common stock that became effective in September 2001, resulting in re-compliance by the Nasdaq deadline. However, subsequent to the reverse split, our common stock has, at various times, traded close to or below the $1.00 per share minimum standard, and we cannot assure you that the sales price of our common stock will continue to meet Nasdaq’s minimum listing standards. At August 10, 2005, the closing sales price of our common stock on the Nasdaq SmallCap Market was $2.18 per share.

In addition to the price requirement, we must also meet at least one of the three following additional standards to maintain our Nasdaq listing: (1) maintenance of stockholders’ equity at $2.5 million or greater, (2) maintenance of our market capitalization in excess of $35 million as measured by market prices for trades executed on Nasdaq, or (3) net income from continuing operations of $500,000 in the latest fiscal year or two of the last three fiscal years. In July 2001, Nasdaq notified us that we were deficient with respect to all of these additional standards based on our financial statements as of April 1, 2001. In August 2001, Nasdaq advised us that, based on updated information, we had reestablished compliance with the $35 million market capitalization standard. However, the subsequent decline in the price of our common stock resulted in another deficiency notice from Nasdaq in August 2001. At that time, we did not comply with either the market capitalization standard or the stockholders’ equity standard. However, based solely on improvements in our stockholders’ equity resulting from the net gain of approximately $0.9 million realized from the discontinuance of operations of our Silicon Film subsidiary in September 2001, we were able to meet the minimum stockholders’ equity standard and reestablish compliance in November 2001. As of July 3, 2005, we had stockholders’ equity of approximately $8.1 million and a market capitalization of approximately $41.4 million. Although we are currently in compliance with Nasdaq’s listing maintenance requirements, we cannot assure you that we will be able to maintain our compliance with these requirements in the future. If we fail to meet these or other listing requirements, our common stock could be delisted, which would eliminate the primary market for your shares of common stock. As a result, you may not be able to sell your shares at an acceptable price, if at all. In addition, such delisting may make it more difficult or expensive for us to raise additional capital in the future since we may no longer qualify to register shares for resale on a Form S-3 registration statement.

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

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting. During the most recent completed fiscal quarter covered by this report, we have implemented certain improvements in our information technology systems and our accounting staff designed to improve our internal controls over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934). We do not presently believe that these improvements have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting at our present stage of corporate development. However, we have implemented these improvements in anticipation of the increasing demands that are likely to be imposed on our information technology systems and our accounting staff if our planned corporate growth objectives are realized. Furthermore, we are currently undergoing a comprehensive effort in preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. This effort, under the direction of senior management, includes the documentation, testing and review of our internal controls. During the course of these activities, we have identified other potential improvements to our internal controls over financial reporting that we are currently evaluating for possible implementation. We expect to continue such documentation, testing and review and may identify control deficiencies, possibly including material weaknesses, and other potential improvements to our internal controls in the future. To date, we have not identified any material weaknesses in internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

In August 2004, a consultant who was engaged by our iNetWorks subsidiary to locate capital for iNetWorks filed a lawsuit in Orange County Superior Court for breach of contract against iNetWorks and against us as the alleged alter ego of iNetWorks. In the complaint, the consultant alleges that iNetWorks breached a finder’s agreement with the consultant and seeks an unspecified amount of damages. In discovery, the consultant claimed that he is owed $5.2 million; however, because the consultant did not raise any capital for iNetWorks, we believe this case is without merit and intend to vigorously defend this litigation. In September 2004, we filed an answer denying all of the allegations contained in the complaint. In June 2005, we filed Motions for Summary Judgment requesting dismissal of the alter ego claims against us and the breach of contract claims against iNetWorks. The Court is scheduled to rule on these Motions on September 11, 2005. If the litigation is not dismissed at that time, the Court has set a date of October 11, 2005 for trial of this matter.

We have been, and may from time to time, become a party to various legal proceedings arising in the ordinary course of our business. Management believes that the disposition of these matters will not have a material effect on our consolidated financial position, results of operations or liquidity.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.3	Consulting Agreement between the Registrant and CTC Aero, LLC, as amended and restated August 10, 2005

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer (furnished herewith) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Irvine Sensors Corporation

(Registrant)

Date:	August 12, 2005	By:	/s/ John J. Stuart, Jr.
John J. Stuart, Jr.
Chief Financial Officer
(Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

10.3	Consulting Agreement between the Registrant and CTC Aero, LLC, as amended and restated August 10, 2005

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer (furnished herewith) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.