Form 10-K
period 2005-10-02
IRVINE SENSORS CORP/DE/
filed 2005-12-15
CIK 357108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 2, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☑

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock held beneficially by non-affiliates of the registrant on March 31, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $30.4 million, based on the closing sales price of the registrant’s common stock as reported by the Nasdaq SmallCap Market (now known as the Nasdaq Capital Market) on that date. For the purposes of the foregoing calculation only, all of the registrant’s directors, executive officers and holders of ten percent or greater of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

As of December 2, 2005, there were 19,339,315 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Information required by Items 10 through 14 of Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference to portions of the registrant’s definitive proxy statement for the registrant’s 2006 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended October 2, 2005. Except with respect to the information specifically incorporated by reference in this Form 10-K, the registrant’s definitive proxy statement is not deemed to be filed as a part of this Form 10-K.

IRVINE SENSORS CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED OCTOBER 2, 2005

Irvine Sensors™, Neo-Chip™, Neo-Stack™, Novalog™, Personal Miniature Thermal Viewer™, PMTV™, RedHawk™ and Silicon MicroRing Gyro™ are among the Company’s trademarks. Any other trademarks or trade names mentioned in this report are the property of their respective owners.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this report, the terms “Irvine Sensors,” “Company,” “we,” “us” and “our” refer to Irvine Sensors Corporation (“ISC”) and its subsidiaries.

This report contains forward-looking statements regarding Irvine Sensors which include, but are not limited to, statements concerning projected revenues, expenses, gross profit and income, mix of revenue, potential contract awards and new applications for our products, market acceptance of our products and technologies, the competitive nature of our business and markets, the success and timing of new product introductions and commercialization of our technologies, product qualification requirements of our customers, the need for additional capital, our assessments of the industries in which we operate, our significant accounting policies and the outcome of pending expense audits. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “estimates,” “should,” “may,” “will”, “with a view to” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Such factors include, but are not limited to the following:

•	our ability to introduce new products, gain broad market acceptance for such products and ramp up manufacturing in a timely manner;

•	our ability to secure additional research and development contracts;

•	governmental agendas and budget issues and constraints;

•	our ability to obtain expected and timely procurements resulting from existing contracts;

•	the pace at which new markets develop;

•	new products or technologies introduced by our competitors, many of whom are bigger and better financed than us;

•	our ability to successfully execute our business plan and control costs and expenses;

•	the availability of additional financing on acceptable terms in a timely manner;

•	our ability to establish strategic partnerships to develop our business;

•	our limited market capitalization;

•	general economic and political instability; and

•	those additional factors which are listed under the section “Risk Factors” in Item 1A of this report.

We do not undertake any obligation to revise or update publicly any forward-looking statements for any reason, except as required by law. Additional information on the various risks and uncertainties potentially affecting our operating results are discussed below and are contained in our publicly filed documents available through the SEC’s EDGAR database (www.sec.gov) or upon written request to our Investor Relations Department at 3001 Red Hill Avenue, Costa Mesa, California 92626.

PART I

Item 1.	Business

General

Irvine Sensors Corporation designs, develops, manufactures and sells miniaturized electronic products for defense, security and commercial applications. We also perform customer-funded contract research and development related to these products, mostly for U.S. government customers or prime contractors. Most of our business relates to application of our proprietary technologies for stacking either packaged or unpackaged semiconductors into more compact three-dimensional forms, which we believe offer volume, power, weight and operational advantages over competing packaging approaches. The development of our stacking technologies has also led to our development of collateral technologies for the design of low power and low noise chips, thinning of chips and various specialized applications of chips and stacked chip assemblies in a variety of fields, including wireless infrared transmission, miniaturized sensors, image processing, infrared cameras, and internet data transmission and switching.

Our core chip-stacking technology was originally conceived and developed as a means of addressing the demands of space-based surveillance. However, the degree of miniaturization potentially realizable from our chip-stacking technologies has attracted research and development sponsorship from various government funding agencies for a wide variety of potential military and space applications, including but not limited to, stacked memories, embedded systems, miniaturized cameras and other communications and electro-optical systems. For much of our operating history, we have derived the majority of our revenues from such government-funded research and development. Until the latter part of the 52 weeks ended September 28, 2003, (“fiscal 2003”), we conducted that funded research and development through a separately organized business unit, which we referred to as our Advanced Technology Division, or ATD. We also had a separate business unit that we referred to as our Microelectronics Product Division, or MPD, through which we built and sold specialized stacked chip products for both government and commercial applications. Sales of stacked chip products represented approximately 10% of our total revenues in the 53 weeks ended October 3, 2004 (“fiscal 2004”), but only 9% of our total revenues in the 52 weeks ended October 2, 2005 (“fiscal 2005”) primarily due to a substantial increase in our contract research and development revenue during fiscal 2005. During fiscal 2003, we reorganized and consolidated ATD and MPD into one business unit to reduce expenses and more effectively deploy our staffing and facilities to support both our contract research and development business and our product business. In addition to customer-funded research and development, we incurred approximately $829,000 of internally funded research and development expense in fiscal 2005. Since our products generally are derived from technologies that are at least partially developed under government contractual funding, our internal investment is typically focused to complement our customer-funded research and development activities.

ISC was incorporated in California in December 1974 and was reincorporated in Delaware in January 1988. Our principal executive offices are located at 3001 Red Hill Avenue, Building 4, Costa Mesa, California 92626. Our telephone number is (714) 549-8211 and our website is www.irvine-sensors.com. The inclusion of our website address in this report does not include or incorporate by reference the information on our web site into this report.

ISC Subsidiaries

We historically sought to commercialize some of our technologies by creating independently managed subsidiaries that could pursue their own financing strategies separately from ISC, including Novalog, Inc. (“Novalog”), which developed and sold serial infrared communication chips and modules: MicroSensors, Inc. (“MSI”), which developed miniaturized inertial sensors and an application specific integrated circuit (“ASIC”) for readout of sensors; RedHawk Vision, Inc. (“RedHawk”), which developed and sold proprietary software for extracting still photographs from video sources; and iNetWorks Corporation (“iNetWorks”), which developed proprietary technology related to internet routing. All of our subsidiaries still exist as separate legal entities, but none of them presently have separate operations due to a reorganization in fiscal 2003. We undertook that reorganization to consolidate our administrative and engineering resources to support all segments of our business, including our subsidiaries, thereby eliminating the need for redundant resources in the individual organizations. Other than Novalog, none of our subsidiaries have historically contributed material revenues or earnings to our consolidated results. None of our subsidiaries have separately accounted for a material percentage of our total revenues in the last three fiscal years. In the aggregate, our subsidiaries’ revenues accounted for 10%, 2% and less than 1% of our total revenues in fiscal 2003, fiscal 2004 and fiscal 2005, respectively. The decline in absolute dollars of revenues from our subsidiaries was largely a result of a decline in Novalog’s sales to suppliers of palmOne, Inc., which historically was the primary user of Novalog’s products. The percentage decline in subsidiary revenues over this three-year period also reflects the increasing contribution to our total revenues from non-subsidiary sources. We manage and are still seeking licensing relationships and third-party strategic partners to further the potential commercial exploitation of some of the technologies developed by our subsidiaries. However, because of the difficulty of securing economic sources of supply for our wireless infrared products, we discontinued operations of our Novalog subsidiary in the latter part of fiscal 2005. The financial statements included in this report reflect the reclassification of Novalog as a discontinued operation for both the current and prior fiscal years.

As of October 2, 2005, our ownership of the issued and outstanding capital stock of Novalog, MSI, RedHawk and iNetWorks was approximately 96%, 98%, 81% and 95%, respectively. Assuming the exercise of all of the exercisable options and warrants to purchase shares of our subsidiaries’ common stock, including warrants held by ISC, our ownership of these subsidiaries would be approximately 95%, 97%, 77% and 70% for Novalog, MSI, RedHawk and iNetWorks, respectively. Collectively, our subsidiaries accounted for only $2,800 of research and development expense in fiscal 2005. John C. Carson, our Chief Executive Officer and a Director, also serves as Chief Executive Officer of all of our subsidiaries except iNetWorks, the Chief Executive Officer of which is Mel Brashears, who is also the current Chairman of the Board of ISC.

Novalog, MSI, RedHawk and iNetWorks all have substantial intercompany debts payable to ISC. At October 2, 2005, the amount of these intercompany obligations were approximately $3.3 million, $11.2 million, $1.6 million and $2.4 million for Novalog, MSI, RedHawk and iNetWorks, respectively. The obligations are not interest bearing and contain no conversion rights. However, ISC could elect to cancel some of the indebtedness from Novalog as consideration to exercise outstanding warrants to purchase up to 3.0 million shares of Novalog’s common stock at the exercise price of $1.00 per share and to cancel some of the indebtedness from MSI as consideration to exercise outstanding warrants to purchase up to 4.0 million shares of MSI’s common stock at the exercise price of $1.00 per share. Given the discontinuation of Novalog’s operations and the licensing-only nature of MSI’s current operations, we do not consider either of these warrant exercises to be likely.

Products and Technologies

As a result both of our externally funded contracts and our internally funded research and development, we have developed a wide variety of technologies derived from or related to the field of chip stacking. In turn, we have developed a number of products based on these technologies for use at various levels of system integration.

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

While we are seeking to exploit our chip stacking technology both for the stacking of packaged chips and the stacking of bare or unpackaged chips, we believe we are able to achieve the highest density assemblies through the stacking of bare chips. Accordingly, we currently market our bare chip stacking technology, largely through the sale of customer-funded development and products, to high end, high margin government and commercial users to whom the technical improvement will be most valuable. While these applications tend to involve lower unit volumes, the potential sales are anticipated to be at significantly higher prices than many applications involving high volume production. Although we have existing relationships with both government and commercial customers in this market, we have only shipped limited quantities of stacked bare memory chip products since fiscal 1995, and we are not currently generating significant revenues from sales of such products. We hope to be able to market stacked bare chip products for more widespread applications in the future, but we cannot guarantee our success in that regard.

We have also introduced a number of products in which the chips are enclosed in pre-existing packages, which we modify for stacking. These products are primarily oriented toward the needs of potential commercial customers who are seeking to emulate the performance of advanced monolithic memory chip packages through the stacking of two or more prior generation packages. Such an approach can offer economic advantages because of the high costs of advanced monolithic chip packages during early phases of the monolithic product lifetime. These types of stacked chip-package products are also available from competitors, but we believe that our chip-package stacking technology has advantages in terms of board space utilized and performance over that of competitors. Since our introduction of such products, we have achieved limited market penetration, initially for non-commercial applications, although we have qualified such products for commercial applications as well. We believe that the market for such products is currently in a state of transition as the industry standard for chip-packaging is starting to shift from Thin Small Outline Packages (“TSOPs”), in which lead frames are used to attach chip packages to boards, to more widespread use of smaller chip packages that use Ball Grid Array (“BGA”) solder ball connections for board mounting to enable smaller and higher density product applications. We believe that this industry transition may broaden our prospects for commercial market penetration. However, we have not yet achieved commercial orders of sufficient size to provide validation of that belief, and we cannot assure you that we will achieve such orders in the future. Our revenues from the sale of stacked chip packages, which to date have substantially all been TSOPs, represented only 9.2% of our total revenues in fiscal 2005, 10.1% of our total revenues in fiscal 2004 and 7.7% of our total revenues in fiscal 2003, so we do not have sufficient history to assure you that such products will ever achieve broad market acceptance.

Customer demand for enhanced performance of electronic systems has produced a wide variety of competitors and competitive systems offering higher density microelectronics ranging from various three-dimensional designs to highly dense two-dimensional designs. Although some of our competitors are better financed, more experienced and organizationally stronger than us, we are not aware of any system in existence or under development that can stack chips more densely than our three-dimensional approach. See “Business - Competition.”

Miniaturized Infrared Cameras. Several of our research and development contracts have involved the miniaturization of imaging devices, particularly those using infrared detectors that create images by sensing the heat emitted by objects being viewed. We believe such technology is directly applicable to applications requiring vision at night or in smoke-filled environments. Our initial product development using this technology has focused on low-power, rugged infrared cameras for military, security and surveillance applications. The combination of our miniaturization capabilities with the advanced electronic packaging available using our chip stacking has led to the development of an “instant-on” infrared camera and a related Personal Miniature Thermal Viewer™ or PMTV™ that we believe has overcome limitations of competitive approaches. We have shipped small quantities of such products to several customers for testing, and have announced the availability of these products for limited production. We also intend to market products utilizing this core technology in applications such as weapons sights and thermal viewers for firefighters.

Miniaturized Visible Spectrum Cameras. As a result of our miniaturized infrared camera activities, we have also established relationships with suppliers and potential customers for miniaturized cameras that are designed to operate in illumination visible to the human eye. Such cameras are in active development by various suppliers to meet new driver and passenger seat monitoring requirements for automobiles, among other uses. Although we are not currently providing products for the automotive markets, in fiscal 2005, we developed and are currently offering visible spectrum cameras to a variety of Original Equipment Manufacturers, or OEMs, for potential use in other applications. Our sales of these cameras to date have largely been for evaluation and qualification purposes, although we have shipped small production quantities of our miniaturized visible spectrum camera to one OEM.

Microchips and Sensors. Through our Novalog subsidiary, whose operations were discontinued during the latter part of fiscal 2005, we developed a serial infrared communications chip using elements of our sensor chip design technology. This device has been used in products in order to allow computers, computer peripherals and hand-held portable electronics devices such as personal organizers, pagers and cellular phones to communicate using infrared transmissions in a manner similar to that used by remote control units for televisions and video cassette recorders. Because of the commodity nature of this application and the difficulty of maintaining stable and economical sources of supply, we discontinued further development and marketing of these devices in fiscal 2005.

Through our MSI subsidiary, we introduced ASIC readout chips for manufacturers of micromachined products who require low noise electronic readout circuitry. We have shipped engineering samples, qualification volumes and small production volumes of such chips to various customers through ISC. MSI also developed a proprietary inertial sensor, the Silicon MicroRing Gyro™, which is intended to provide an inexpensive means to measure rotational motion for a wide variety of potential applications. In September 1999, a United States patent, assigned to MSI, was granted covering the design of the Silicon MicroRing Gyro. We expect that the commercial exploitation, if any, of the Silicon MicroRing Gyro will be paced by product design-in lead times of customers, principally OEMs. Similarly, MSI has also developed a proprietary 3-axis silicon accelerometer that is also dependent on OEM schedule considerations. We have granted a perpetual license to MSI’s gyro and accelerometer technology to a third party, with exclusivity subject to minimum royalty obligations, for further development targeted for automotive and certain aerospace applications. This licensee has advised us that one or more automotive OEMs are nearing completion of development of products incorporating MSI’s technologies; however, we cannot guarantee that any such products will be introduced or that they will achieve broad market acceptance. Accordingly, we are currently unable to project when, or if, we might receive material revenues from the license of our gyro and accelerometer technologies.

Software. We formed our RedHawk subsidiary to exploit our proprietary software technology for extracting quality still photographs from any video source. In September 2000, RedHawk introduced an initial version of its software primarily intended for use by professionals in the video and photographic industries. In September 2002, RedHawk entered into an agreement with an individual software developer to further develop and market this product, pursuant to which this developer introduced an enhanced version of RedHawk’s product in October 2003. This product has been favorably reviewed by professional users, but has not achieved broader market penetration. In fiscal 2005, the individual software developer discontinued further support of this product and terminated the license agreement with us. We have sought, but have not secured, strategic relationships to exploit this software technology and cannot assure you that any endeavors in this behalf will be successful in the future. To date, RedHawk has not generated any significant revenues.

Potential Product Applications

Embedded Systems. In fiscal 1998, we commenced exploration of a technology to stack chips of different functionality and dimensions within the same chip stack, in effect creating a complete, miniaturized electronic system that can be embedded in a higher-level product. We refer to this technology as NeoStack.™ In fiscal 1999, a U.S. patent was granted on our NeoStack technology. We initially demonstrated our NeoStack technology to support a government program to develop a wearable computer. We are presently developing potential commercial applications of this technology under other government contracts. We believe, but cannot assure, that our NeoStack approach will offer advantages in terms of compactness and power consumption to developers of a wide variety of embedded computer and control systems. However, we have not yet developed this technology to the point at which we can make forecasts of potential revenue, if any, resulting from our licensing to or application by OEMs.

Active Imaging Systems. Many of the potential government applications for which we have received developmental funding over the years have involved advanced techniques for acquiring and interpreting images. In fiscal 2002, an industry team that we formed and led, and one other industry team, won an open competition to design an advanced imaging system based on the integration of laser pulse returns to allow the extraction of images of objects concealed by foliage. The prototype units built under this contract were successfully demonstrated in fiscal 2003. In fiscal 2004 and fiscal 2005, we received additional development contract funding for other uses of this technology and have been advised of possible future government contract awards for related projects that may help us to further explore active imaging product applications.

Application Specific Electronic Systems. We have developed a number of application specific electronic systems to prototype status under various government development contracts. Potential applications include physical and electronic security, visible spectrum cameras, and biomedical instrumentation and monitoring. We are seeking government and commercial sponsors or partners to advance these developments to product status, but we cannot guarantee our success in these endeavors.

Neural Networks. We have received a number of contracts from government agencies regarding the development of artificial neural networks. Neural networks contain large numbers of processing nodes that continuously interact with each other, similar to the way that the neurons of a human brain interact to process sensory stimuli. Neural networks are the subject of scientific inquiry because pattern recognition and learning tasks, which humans perform well, and computers perform poorly, appear to be dependent on such processing. Neither conventional computers nor advanced parallel processors currently have the interconnectivity needed to emulate neural network processing techniques. We are presently pursuing additional government research and development contracts to provide demonstration products to various branches of the Department of Defense incorporating this technology. We believe our chip stacking technologies could provide a way to achieve the very high levels of interconnectivity necessary to construct an efficient artificial neural network. While the full embodiment of our neural network technology is expected to be years away, if at all, we intend to continue to pursue research and development in this area in order to broaden the potential product application of the technology.

Infrared Sensors. The focus of our original government funded research and development and much of our subsequent follow-on contract awards has been in the field of government applications of infrared sensors. We intend to continue to pursue such contracts with the goal of developing and selling infrared sensors for surveillance, acquisition, tracking and interception applications for a variety of Department of Defense applications and NASA missions.

Manufacturing

We primarily use contract manufacturers to fabricate and assemble our stacked chip, microchip and sensor products. At our current limited levels of sales of these products, we typically use single contract manufacturing sources for such products and, as a result, we are vulnerable to disruptions in supply. However, for these single sourced products, we use semiconductor fabrication and related manufacturing sources that we believe are widely available worldwide. We currently manufacture our thermal camera and software products ourselves, given their relatively low volumes. Our manufacturing activities for thermal camera products primarily consist of assembly, calibration and test. We use contract manufacturers for production of our visible camera products, except for final testing, which we perform ourselves. Our various thermal and visible camera products presently rely on a limited number of suppliers of imaging chips that are adequate for the quality and performance requirements of our products, which makes us vulnerable to potential disruptions in supply.

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

We have also developed an advanced process of ultra-high density stacking in which we first embed more than one bare chip or supporting electronics component in an adhesive layer, thereby creating what we refer to as a Neo-Chip.™ We then use manufacturing processes similar to our original bare chip stacking technology to stack these Neo-Chips, resulting in a Neo-Stack.

In the last several years, we have introduced what we believe are more cost-competitive stacked packaged chip products that are manufactured with current state-of-the-art manufacturing technologies. Some of our newer products use manufacturing processes that are designed to also be compatible with stacking of Neo-Chip products in the future. We use independent third party qualified source vendors for the manufacturing of these products. We currently have no long-term manufacturing contracts for any of our products.

The primary components of our non-memory products are integrated circuits and infrared detectors. We typically design the integrated circuits for manufacture by third parties from silicon wafers and other materials readily available from multiple sources. While we do not have any long-term arrangements with suppliers for the purchase of these materials, we believe we will have sufficient capacity to address our near term manufacturing needs.

Because of the nature of the sophisticated work performed under our research and development contracts, we design and assemble equipment for testing and prototype development. We also use this equipment to seek, qualify for and perform additional contract research and development for our customers.

Backlog

Funded backlog includes amounts under contracts that have been awarded to us and for which we have authority to bill. At November 21, 2005, our consolidated funded backlog was approximately $7.7 million compared to approximately $4.2 million at November 21, 2004. We anticipate that substantially all of our current funded backlog will be filled in the fiscal year ending October 1, 2006 (“fiscal 2006”). In addition, we have unfunded backlog on contracts that we have won, but that have not yet been fully funded, in which funding increments are expected to be received when the previously funded amounts have been expended. We are also continuing to negotiate for additional research contracts and commercial product sales. Many of these proposals for additional research contracts are submitted under the Small Business Innovation Research, or SBIR, provisions of all government agencies that conduct funded research and development. In the past, we have submitted approximately 50 or more Phase 1 SBIR proposals in any given fiscal year, and between five and ten of those proposals have historically led to initial contract awards generally valued between $50,000 to $100,000 each. Of those Phase 1 contracts, approximately half of them have historically resulted in follow-on Phase 2 awards, usually valued between $500,000 to $1,000,000 each. In fiscal 2003, fiscal 2004 and fiscal 2005, we generated approximately $1.6 million, $1.8 million, and $4.9 million, respectively, of funded contract revenue from these proposals. We cannot guarantee you that future SBIR contracts will be awarded, or if awarded, will match or exceed our historical experience or that such contract awards will be profitable or lead to other projects. We may not be successful in securing future SBIR contract awards. Failure to continue to obtain these SBIR awards and other funded research and development contracts in a timely manner, or at all, could materially and adversely affect our business, financial condition and results of operations.

Customers and Marketing

Historically, we have primarily focused our marketing of research and development contracts directly on U.S. government agencies or contractors to those agencies. We intend to continue to seek and prepare proposals for additional contracts from such sources. We also develop potential non-military uses of our technology. We believe that there will be more emphasis and funds directed to advanced technology systems and research programs for which we are qualified to compete. We believe that we are well positioned to compete for some potential programs of this nature, although we cannot guarantee our success.

We market our stacked, packaged memory products to both aerospace and commercial users of such devices, at both OEMs and component manufacturers. We have only achieved modest success in receiving production orders for our stacked, packaged memory products from commercial customers. We have marketing staff with relevant industry experience for these products, but do not yet have sufficient history to predict our potential penetration of commercial opportunities in this area.

We believe that our development of miniaturized infrared cameras and related thermal viewers may offer us prospects for penetration of new product markets in the future. To that end, in fiscal 2004, we announced initial availability of such products and started to devote more marketing emphasis to U.S. government agencies that are end-users of such products. We completed further development of such products under government contract in fiscal 2005. We expect to further increase our marketing of such products in fiscal 2006.

Our microchip products are generally marketed directly to OEMs with which we have established vendor relationships. Our related inertial sensors, namely gyros and accelerometers, are marketed through our licensee of such products, with an initial emphasis on automotive applications.

We focused our initial marketing efforts for RedHawk’s video-enhancing software product on high-end users of professional photo-editing software, but licensed a software developer to further develop this software product to address market opportunities. This licensee introduced a stand-alone version of the software that does not require photo-editing software in October 2003 and was responsible for marketing of this product through calendar 2004. After the termination of our relationship with the developer, we resumed responsibility for support and marketing of this technology. We have sought strategic relationships to develop and market this technology more broadly, but have not secured such relationships to date.

In fiscal 2005, direct contracts with various military services and branches of the U.S. government accounted for approximately 47% of our total revenues and second-tier government contracts with prime government contractors accounted for approximately 45% of our total revenues. The remaining approximately 8% of our total revenues was derived from non-government sources. During fiscal 2005, revenues derived from SAIC, a government contractor, the U.S. Army, the Defense Advanced Research Projects Agency and the U.S. Air Force accounted for approximately 26%, 18%, 15% and 10% of our total revenues, respectively. Approximately 40% of our total revenues in fiscal 2005 were derived from two government contracts. Loss of any of these customers or contracts would have a material adverse impact on our business, financial condition and results of operations. No other customer accounted for more than 10% of our total revenues for fiscal 2005.

Contracts with government agencies may be suspended or terminated by the government at any time, subject to certain conditions. Similar termination provisions are typically included in agreements with prime contractors. We cannot assure you that we will not experience suspensions or terminations in the future.

We focus marketing in specific areas of interest in order to best use our relatively limited marketing resources. With our de-emphasis on subsidiaries and emphasis on reintegration of subsidiary operations, we are coordinating our marketing through a centralized director of marketing and individuals with specific responsibilities for our different product families.

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

We are aware of two primary competitors that have developed or acquired competing approaches to high-density chip stacking: 3D Plus and Vertical Circuits, Inc. In addition, there are several independent companies such as Staktek Corporation, DST Modules, and Tessera Technologies and divisions of large companies that have various competitive technologies for stacking a limited number of chips in packaged form.

We are also aware of many companies that are currently servicing the military market for electro-optical sensors of the type that our products are also designed to support. We believe the principal competitive factor in this business area is the performance sensitivity and selectivity achievable by alternative sensor approaches and designs. Our primary competitors in this area include Texas Instruments, Inc., Lockheed Martin Corporation, L-3 Communications, Northrop Grumman, BAE Systems, EG&G Judson, OptoElectronics-Textron, Inc. and Boeing Corporation. We believe that most of our competitors in this area have greater financial, labor and capital resources than us, and accordingly, we may not be able to compete successfully in this market.

We believe that our major competitor for miniaturized infrared camera products is FLIR Systems, Inc., Indigo Operations. We believe that our current miniaturized infrared camera product has some size, weight and power advantages over comparable products of FLIR Systems, Indigo Operations, but FLIR Systems, Indigo Operations has greater financial, labor and capital resources than us, and accordingly, we may not be able to compete successfully in this market.

We believe that the primary competitors for our Silicon MicroRing Gyro include several larger companies, such as Delco Electronics, Motorola, Bosch Corporation and Systron-Donner. We believe that the principal competitive factor for these applications is cost. The expected costs for products utilizing Silicon MicroRing Gyro and accelerometer technologies are anticipated to provide a significant competitive advantage through a lower market price if our licensees can successfully develop and qualify products using our technology. We have no present knowledge of competitors planning to introduce ASICs competitive to our sensor readout product, but given the widespread availability of integrated circuit design capabilities in the electronics industry, we believe that the emergence of competitive products is likely. To address these competitive challenges, we are seeking strategic partners with appropriate market presence and financial resources.

We are aware of some competitive software products that are able to capture still photographs from video and the existence of a number of hardware applications that can achieve this result, but we are not aware of any significant competitor that is able to attain the visual quality level achievable with the RedHawk software. Nonetheless, our size and limited access to distribution channels or strategic partners for this technology pose competitive disadvantages for us in this area.

Research and Development

We believe that government and commercial research contracts will provide a portion of the funding necessary for continuing development of some of our products. However, the manufacture of stacked circuitry modules in volume will require substantial additional funds, which may involve additional equity or debt financing or a joint venture, license or other arrangement. Furthermore, the development of some of the products originated in our subsidiaries is likely to require substantial external funding. We cannot assure you that sufficient funding will be available from government or other sources or that we will successfully develop new products for volume production.

Our consolidated research and development expenses for the fiscal 2003, fiscal 2004 and fiscal 2005 were approximately $2.6 million, $2.1 million and $0.8 million, respectively. These expenditures were in addition to the cost of revenues associated with our customer-sponsored research and development activities. The greater spending level of our own funds on research and development in fiscal 2004 and 2003, as opposed to fiscal 2005, was largely due to our deployment of under-utilized direct personnel to such activities during periods when government contracts were delayed.

We have historically funded our research and development activities primarily through contracts with the federal government and with funds from our public and private stock offerings.

Patents, Trademarks and Licenses

We primarily protect our proprietary technology by seeking to obtain, where practical, patents on the inventions made by our employees. As of October 2, 2005, 70 currently effective U.S. and foreign patents have been issued and other U.S. patent applications are pending. Foreign patent applications corresponding to several of the U.S. patents and patent applications are also pending. Five of these patents, covering early versions of our stacking technology, expire in less than one to two years. We do not believe that these expirations will have a material effect on our current business and results of operations. The balance of our stacking patents, including those covering the stacking technologies that are the basis of our current products and product development, have durations ranging from over three to over 17 years. We also have patents on a variety of collateral technologies that we developed to support, facilitate or utilize our stacking technologies. Those patents have durations ranging from less than one year to over 17 years. The patent covering certain circuit technology embodied in our wireless infrared products has a remaining duration of slightly less than nine years. We cannot assure you that any additional patents will be issued in the U.S. or elsewhere. Moreover, the issuance of a patent does not carry any assurance of successful application, commercial success or adequate protection. We cannot assure you that our existing patents or any other patent that may issue in the future will be upheld if we seek enforcement of our patent rights against an infringer or that we will have sufficient resources to prosecute our rights. We also cannot assure you that our patents will provide meaningful protection from competition. In addition, if others were to assert that we are using technology covered by patents held by them, we would evaluate the necessity and desirability of seeking a license from the patent holder. We cannot assure you that we are not infringing on other patents or that we could obtain a license if we were so infringing.

The products and improvements that we develop under government contracts are generally subject to royalty-free use by the government for government applications. However, we have negotiated certain “non-space” exclusions in government contracts and have the right to file for patent protection on commercial products which may result from government-funded research and development activities.

In February 1998, we entered into an assignment of patent and intellectual rights agreement with F.K. Eide, a presently retired employee who was formerly our Vice-President. As part of an employment agreement, Mr. Eide assigned to us all rights and interests to five U.S. Provisional Patent Applications owned by him. Those applications subsequently resulted in three issued U.S. Patents assigned to us covering various chip package stacking techniques. In consideration for this assignment, Mr. Eide receives a 1% royalty on the gross sales revenues, if any, of any products incorporating the technology of these patent assignments for the lifetime of these patents.

We have granted a perpetual license to MSI’s gyro and accelerometer technology to a third party, with exclusivity subject to minimum royalty obligations, for further development of this technology targeted for automotive and certain aerospace applications. To date, this license has not generated any material royalties, and we cannot assure you that it will generate any material royalties in the future.

Certification Standard

In October 2004, our business and quality management systems were certified to be compliant with the International Organization for Standardization ISO 9001:2000 Standard. In November 2005, we were re-certified to this standard.

Employees

As of December 1, 2005, we had 113 full time employees and one consultant. Of the full time employees, 89 were engaged in engineering, production and technical support, six in sales and marketing and 18 in finance and administration. None of our employees are represented by a labor union, and we have experienced no work stoppages due to labor problems. We consider our employee relations to be good.

It em 1A.	Risk Factors

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

We have historically generated substantial losses, which, if continued, could make it difficult to fund our operations or successfully execute our business plan, and could adversely affect our stock price. Since our inception, we have generated net losses in most of our fiscal periods. We experienced net losses of approximately $1.8 million for fiscal 2005, approximately $4.2 million for fiscal 2004 and approximately $6.3 million for fiscal 2003. We cannot assure you that we will be able to achieve or sustain profitability on a quarterly or annual basis in the future. In addition, because we have significant expenses that are fixed or difficult to change rapidly, we generally are unable to reduce expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. For example, we experienced contract delays in fiscal 2003 and, to a lesser degree, in fiscal 2004 and the first quarter of fiscal 2005 that resulted in unanticipated additional operating expenses to keep personnel on staff while the contracts were pending with no corresponding revenues. Such factors could cause us to continue to experience net losses in future periods, which will make it difficult to fund our operations and achieve our business plan, and could cause the market price of our common stock to decline.

We may need to raise additional capital in the future, and additional funds may not be available on terms that are acceptable to us, or at all. In addition to our significant net losses in recent periods, until fiscal 2005, we have also historically experienced negative cash flows from operations. In fiscal 2003 and fiscal 2004, we experienced negative cash flows from operations of approximately $3.7 million and $4.2 million, respectively. Due largely to our capital expenditures, we experienced a net reduction of our cash during fiscal 2005 of approximately $755,000. To offset the effect of negative net and operational cash flows, we have historically funded a portion of our operations through multiple equity financings, and to a lesser extent through receivable financing. We engaged in various equity financing transactions in fiscal 2003 and fiscal 2004, which when combined with the exercise of warrants and options in those years and in fiscal 2005, raised aggregate net proceeds of approximately $12.4 million. During the past three fiscal years, we also issued shares of our common stock in various non-cash transactions to retire payables and expenses and to convert preferred stock. The net amount of common stock we issued in that three fiscal year period was in excess of 11.6 million shares, resulting in significant dilution to our existing stockholders.

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

We anticipate that our capital requirements will depend on many factors, including:

•	our ability to procure additional production contracts or government research and development contracts;

•	our ability to control costs;

•	our ability to commercialize our technologies and achieve broad market acceptance for such technologies;

•	the timing of payments and reimbursements from government and other contracts;

•	research and development funding requirements;

•	increased sales and marketing expenses;

•	technological advancements and competitors’ response to our products;

•	capital improvements to new and existing facilities;

•	the impact of any acquisitions that we may complete;

•	our relationships with customers and suppliers; and

•	general economic conditions including the effects of future economic slowdowns, a slump in the semiconductor market, acts of war or terrorism and the current international conflicts.

If our capital requirements are materially different from those currently planned, we may need additional capital sooner than anticipated. Additional funds may be raised through borrowings, other debt or equity financings, or the divestiture of business units or select assets. If additional funds are raised through the issuance of equity or convertible debt securities or if we consummate any acquisitions, the percentage ownership of our stockholders will be reduced and such securities may have rights, preferences and privileges senior to our common stock.

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

Our government-funded research and development business depends on a limited number of customers, and if any of these customers terminate or reduce their contracts with us, or if we cannot obtain additional government contracts in the future, our revenues will decline and our results of operations will be adversely affected. For fiscal 2005, approximately 26% of our total revenues were generated from SAIC, a government contractor, 18% of our total revenues were generated from contracts with the U.S. Army, 15% were generated from contracts with the Defense Advanced Research Projects Agency, or DARPA, and 10% were generated from contracts with the U.S. Air Force. Although we ultimately plan to shift our focus to include the commercialization of our technology, we expect to continue to be dependent upon research and development contracts with federal agencies and their contractors for a substantial portion of our revenues for the foreseeable future. Our dependency on a few contract sources increases the risks of disruption in this area of our business or significant fluctuations in quarterly revenue, either of which could adversely affect our consolidated revenues and results of operations.

Our acquisition strategy may strain our capital resources, result in integration and assimilation challenges, be dilutive to existing stockholders, result in unanticipated accounting charges and expenses, or otherwise adversely affect our results of operations. An element of our business strategy involves expansion through the acquisitions of businesses, assets or technologies that allow us to expand our capabilities and market coverage and to complement our existing product offerings. Acquisitions may require significant upfront capital as well as capital infusions, and typically entail many risks, including unanticipated costs and expenditures, changing relationships with customers, suppliers and strategic partners, or contractual, intellectual property or employment issues. We have not engaged in an acquisition strategy in the past and may experience difficulties in assimilating and integrating the operations, personnel, technologies, products and information systems of an acquired company or business. In addition, key personnel of an acquired company may decide not to work for us. The acquisition of another company or its products and technologies may also require us to enter into a geographic or business market in which we have little or no prior experience. These challenges could disrupt our ongoing business, distract our management and employees, harm our reputation and increase our expenses. These challenges are magnified as the size of the acquisition increases.

Acquisitions or asset purchases made entirely or partially for cash or debt could also put a significant strain on our limited capital resources. Acquisitions may also require large one-time charges and can result in contingent liabilities, adverse tax consequences, deferred compensation charges, and the recording and later amortization of amounts related to deferred compensation and certain purchased intangible assets, any of which items could negatively impact our results of operations. In addition, we may record goodwill in connection with an acquisition and incur goodwill impairment charges in the future. Any of these charges could cause the price of our common stock to decline. In addition, we may issue equity or convertible debt securities in connection with an acquisition. Any issuance of equity or convertible debt securities may be dilutive to our existing stockholders and such securities could have rights, preferences or privileges senior to those of our common stock.

We cannot assure you that we will be able to locate or consummate any pending or future acquisitions or that we will realize any anticipated benefits from these acquisitions. Even if we do find suitable acquisition opportunities, we may not be able to consummate the acquisitions on commercially acceptable terms, and any decline in the price of our common stock may make it significantly more difficult and expensive to initiate or consummate an acquisition.

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

Because we currently depend on government contracts and subcontracts, we face additional risks related to contracting with the federal government, including federal budget issues and fixed price contracts. General political and economic conditions, which cannot be accurately predicted, directly and indirectly may affect the quantity and allocation of expenditures by federal agencies. Even the timing of incremental funding commitments to existing, but partially funded, contracts can be affected by these factors. Therefore, cutbacks or re-allocations in the federal budget could have a material adverse impact on our results of operations as long as research and development contracts remain an important element of our business. Obtaining government contracts may also involve long purchase and payment cycles, competitive bidding, qualification requirements, delays or changes in funding, budgetary constraints, political agendas, extensive specification development and price negotiations and milestone requirements. Each government agency also maintains its own rules and regulations with which we must comply and which can vary significantly among agencies. Governmental agencies also often retain some portion of fees payable upon completion of a project and collection of these fees may be delayed for several months or even years, in some instances. In addition, an increasing number of our government contracts are fixed price contracts, which may prevent us from recovering costs incurred in excess of its budgeted costs. Fixed price contracts require us to estimate the total project cost based on preliminary projections of the project’s requirements. The financial viability of any given project depends in large part on our ability to estimate such costs accurately and complete the project on a timely basis. In fiscal 2005, we completed fixed-price contracts with an approximate aggregate value of $4.8 million. We experienced approximately $271,300 in losses on those contracts, representing approximately 6% of the aggregate funded amount. At October 2, 2005, we had ongoing fixed-price contracts with an approximate unrealized aggregate value of $2.8 million. While fixed-price overruns in fiscal 2005 were largely discretionary in nature, we may not be able to achieve or improve upon this performance in the future since each contract has its own unique technical and schedule risks. In the event our actual costs exceed the fixed contractual cost, we will not be able to recover the excess costs.

Some of our government contracts are also subject to termination or renegotiation at the convenience of the government, which could result in a large decline in revenue in any given quarter. Although government contracts have provisions providing for the reimbursement of costs associated with termination, the termination of a material contract at a time when our funded backlog does not permit redeployment of our staff could result in reductions of employees. In April 1999, we experienced the termination of one of our contracts, but this termination did not result in the non-recovery of costs or layoff of employees. We also have had to reduce our staff from time-to-time because of fluctuations in our funded government contract base. In addition, the timing of payments from government contracts is also subject to significant fluctuation and potential delay, depending on the government agency involved. Any such delay could result in a temporary shortage in our working capital. Since approximately 83% of our total revenues in fiscal 2003, approximately 82% of our total revenues in fiscal 2004 and approximately 93% of our total revenues in fiscal 2005 were derived directly or indirectly from government customers, these risks can significantly affect our business, results of operations and financial condition.

The significant military operations in the Middle East or elsewhere may require diversions of government research and development funding, thereby causing disruptions to our contracts or otherwise adversely impact our revenues. In the near term, the funding of U.S. military operations in Iraq or elsewhere may cause disruptions in funding of government contracts. Since military operations of such magnitude are not routinely included in U.S. defense budgets, supplemental legislative funding actions are required to finance such operations. Even when such legislation is enacted, it may not be adequate for ongoing operations, causing other defense funding sources to be temporarily or permanently diverted. Such diversion could produce interruptions in funding or delays in receipt of our research and development contracts, causing disruptions and adverse effects to our operations. In addition, concerns about international conflicts and the effects of terrorist and other military activity have resulted in unsettled worldwide economic conditions. These conditions make it difficult for our customers to accurately forecast and plan future business opportunities, in turn making it difficult for us to plan our current and future allocation of resources and increasing the risks that our results of operations could be adversely effected.

If we are not able to commercialize our technology, we may not be able to increase our revenues or achieve or sustain profitability. Since commencing operations, we have developed technology, principally under government research contracts, for various defense-based applications. Contract research and development revenue accounted for approximately 89% of our total revenues for fiscal 2003, approximately 87% of our total revenues for fiscal 2004 and approximately 90% of our total revenues for the fiscal 2005. However, since our margins on government contracts are generally limited, and our revenues from such contracts are tied to government budget cycles and influenced by numerous political and economic factors beyond our control, and are subject to our ability to win additional contracts, our long-term prospects of realizing significant returns from our technology or achieving and maintaining profitability will likely also require penetration of commercial markets. In prior years, we have made significant investments to commercialize our technologies without significant success. These efforts included the purchase and later shut down of the IBM cubing line, the formation of the Novalog, MSI, Silicon Film, RedHawk and iNetWorks subsidiaries and the development of various stacked-memory products intended for military, aerospace and commercial markets. While these investments have developed new revenue sources, they have not yet resulted in consolidated profitability to date, and a majority of our total revenues for fiscal 2003, fiscal 2004 and fiscal 2005 were still generated from contract research and development. In fiscal 2005, we discontinued operations of our Novalog subsidiary due to the decline in the sales of its products and lack of availability of economic sources of supply for its products.

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

If we fail to scale our operations in response to recent growth and changes in demand, we may be unable to meet competitive challenges or exploit potential market opportunities, and our business could be materially and adversely affected. We have experienced a period of rapid growth in the past fiscal year resulting in a 68% increase in our total revenues to $23.0 million in fiscal 2005 as compared to $13.7 million in fiscal 2004. Our past growth has placed, and any future growth is expected to continue to place, a significant strain on our management personnel, infrastructure and resources. To implement our current business and product plans, we will need to continue to expand, train, manage and motivate our workforce, and expand our operational and financial systems, as well as our manufacturing and service capabilities. All of these endeavors will require substantial management effort and additional capital. If we are unable to effectively manage our expanding operations, we may be unable to scale our business quickly enough to meet competitive challenges or exploit potential market opportunities, and our current or future business could be materially and adversely affected.

We primarily depend on third party contract manufacturers for the manufacture of a majority of our products and any failure to secure and maintain sufficient manufacturing capacity or quality products could materially and adversely affect our business. We primarily use contract manufacturers to fabricate and assemble our stacked chip, microchip and sensor products, and our manufacturing capabilities currently consist primarily of assembly, calibration and test functions for our thermal camera products. At our current limited levels of product sales, we typically use single contract manufacturing sources for such products and, as a result, we face several significant risks, including:

•	a lack of guaranteed supply of products and higher prices;

•	limited control over delivery schedules, quality assurance, manufacturing yields and production costs; and

•	the unavailability of, or potential delays in obtaining access to, key process technologies.

In addition, the manufacture of our products is a highly complex and technologically demanding process and we are dependent upon our contract manufacturers to minimize the likelihood of reduced manufacturing yields or quality issues. We currently do not have any long-term supply contracts with any of our manufacturers and do not have the capability or capacity to manufacture our products in house in large quantities. If we are unable to secure sufficient capacity with our existing manufacturers or scale our internal capabilities, our revenues, cost of revenues and results of operations would be negatively impacted.

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

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price. Our fiscal 2005 audit revealed a material weakness in our internal controls over financial reporting related to the size of our accounting staff. We are in the process of documenting and testing our internal control processes in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments and a written report on the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing the assessments in management’s report. During the course of our testing we may identify other significant deficiencies or material weaknesses, in addition to the one already identified, which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we will not be able to conclude that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on our stock price and could impact our ability to use Form S-3 for financings.

Our stock price has been subject to significant volatility. You may not be able to sell your shares of common stock at or above the price you paid for them. The trading price of our common stock has been subject to wide fluctuations in the past. Since January 2000, our common stock has traded at prices as low as $0.75 per share and as high as $375.00 per share (after giving effect to the 1-for-20 reverse stock split effected in September 2001). The current market price of our common stock may not increase in the future. As such, you may not be able to resell your shares of common stock at or above the price you paid for them. The market price of the common stock could continue to fluctuate or decline in the future in response to various factors, including, but not limited to:

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

If we are not able to adequately protect or enforce our patent or other intellectual property rights, our ability to compete in our target markets could be materially and adversely affected. We believe that our success will depend, in part, on the strength of our existing patent protection and the additional patent protection that we may acquire in the future. As of October 2, 2005, we held 54 U.S. patents and 16 foreign patents and had other U.S. patent applications pending as well as various foreign patent applications. Five of these patents, covering early versions of our stacking technology, expire in less than one to two years, which may narrow our ability to pose barriers to entry from competitors if these early technologies become commercially significant. It is possible that any existing patents or future patents, if any, could be challenged, invalidated or circumvented, and any right granted under these patents may not provide us with meaningful protection from competition. Despite our precautions, it may be possible for a third party to copy or otherwise obtain and use our products, services or technology without authorization, to develop similar technology independently or to design around our patents. In addition, we treat technical data as confidential and generally rely on internal nondisclosure safeguards, including confidentiality agreements with employees, and on laws protecting trade secrets, to protect proprietary information. We cannot assure you that these measures will adequately protect the confidentiality of our proprietary information or that others will not independently develop products or technology that are equivalent or superior to ours.

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

We do not have any long-term employment agreements with any of our key personnel. If we are not able to retain our key personnel, we may not be able to implement our business plan and our results of operations could be materially and adversely affected. We depend to a large extent on the abilities and continued participation of our executive officers and other key employees, particularly John Carson, our Chief Executive Officer and President, and John Stuart, our Chief Financial Officer. The loss of any key employee could have a material adverse effect on our business. While we have adopted employee stock option plans designed to attract and retain key employees, our stock price has declined in recent periods, and we cannot guarantee that options granted under our plans will be effective in retaining key employees. We do not presently maintain “key man” insurance on any key employees. We believe that, as our activities increase and change in character, additional, experienced personnel will be required to implement our business plan. Competition for such personnel is intense and we cannot assure you that they will be available when required, or that we will have the ability to attract and retain them.

Significant sales of our common stock in the public market will cause our stock price to fall. As of October 2, 2005, we had approximately 18.7 million shares of common stock outstanding, substantially all of which were freely tradable, other than restrictions imposed upon our affiliates. The average trading volume of our shares in September 2005, however, was only approximately 39,800 shares per day. Accordingly, the freely tradable shares are significantly greater in number than the daily average trading volume of our shares. If the holders of the freely tradable shares were to sell a significant amount of our common stock in the public market, the market price of our common stock would likely decline. If we raise additional capital in the future through the sale of shares of our common stock to private investors, we may agree to register these shares for resale on a registration statement as we have done in the past. Upon registration, these additional shares would become freely tradable once sold in the public market, assuming the prospectus delivery and other requirements were met by the seller, and, if significant in amount, such sales could further adversely affect the market price of our common stock.

Our stock price could decline because of the potentially dilutive effect of future financings or exercises of warrants and common stock options. At October 2, 2005, we had approximately 18.7 million shares of common stock outstanding as compared to approximately 17.8 million outstanding at October 3, 2004. Of the shares of common stock issued in this interval, approximately 0.3 million were the result of the exercise of “in the money” warrants and options. At October 2, 2005, there were approximately 3.8 million shares issuable through the exercise of additional warrants and options that were “in the money” at that date. In fiscal years prior to fiscal 2005, we also frequently sold shares of our common stock in private placements to fund our operations. Any additional equity financings or exercise of “in the money” warrants and options in the future could result in further dilution to our stockholders.

Changes in the accounting treatment of stock-based awards will adversely affect our reported results of operations. Effective October 3, 2005, the beginning of our fiscal 2006, any stock-based compensation we grant will be subject to Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123(R)”). SFAS 123(R) requires all share-based payments to employees to be recognized in the financial statements based on their fair values and does not permit pro forma disclosure as an alternative to financial statement recognition. Depending on our future stock-based compensation practices, the adoption of the SFAS 123(R) fair value method could have a significant adverse impact on our reported results of operations because any stock-based compensation expense will be charged directly against our reported earnings. The impact of our adoption of SFAS 123(R) cannot be predicted at this time because that will depend in part on the future fair values and number of share-based payments granted in the future. However, had we adopted SFAS 123(R) in prior periods, the magnitude of the impact of that standard would have approximated the impact of SFAS 123 assuming the application of the Black-Scholes model as described in the disclosure of pro forma net loss and pro forma net loss per share in Note 1 of Notes to Consolidated Financial Statements. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may reduce net operating cash flows and increase net financing cash flows in periods after its adoption.

Our common stock may be delisted by the Nasdaq Capital Market if our stock price declines further or if we cannot maintain Nasdaq’s listing requirements. In such case, the market for your shares may be limited, and it may be difficult for you to sell your shares at an acceptable price, if at all. Our common stock is currently listed on the Nasdaq Capital Market (formerly known as the Nasdaq SmallCap Market). Among other requirements, to maintain this listing, our common stock must continue to trade above $1.00 per share. In July 2001, our stock had failed to meet this criterion for over 30 consecutive trading days. As a result, in accordance with Marketplace Rule 4310(c)(8)(B), we were notified by Nasdaq that we had 90 calendar days or until October 2001 to regain compliance with this Rule by reestablishing a sales price of $1.00 per share or greater for ten consecutive trading days. To regain compliance, we sought and received approval from our stockholders to effect a 1-for-20 reverse split of our common stock that became effective in September 2001, resulting in re-compliance by the Nasdaq deadline. However, subsequent to the reverse split, our common stock has, at various times, traded close to or below the $1.00 per share minimum standard, and we cannot assure you that the sales price of our common stock will continue to meet Nasdaq’s minimum listing standards. At December 2, 2005, the closing sales price of our common stock as reported by the Nasdaq Capital Market was $2.17 per share.

In addition to the price requirement, we must also meet at least one of the three following additional standards to maintain our Nasdaq listing: (1) maintenance of stockholders’ equity at $2.5 million or greater, (2) maintenance of our market capitalization in excess of $35 million as measured by market prices for trades executed on Nasdaq, or (3) net income from continuing operations of $500,000 in the latest fiscal year or two of the last three fiscal years. In July 2001, Nasdaq notified us that we were deficient with respect to all of these additional standards based on our financial statements as of April 1, 2001. In August 2001, Nasdaq advised us that, based on updated information, we had reestablished compliance with the $35 million market capitalization standard. However, the subsequent decline in the price of our common stock resulted in another deficiency notice from Nasdaq in August 2001. At that time, we did not comply with either the market capitalization standard or the stockholders’ equity standard. However, based solely on improvements in our stockholders’ equity resulting from the net gain of approximately $0.9 million realized from the discontinuance of operations of our Silicon Film subsidiary in September 2001, we were able to meet the minimum stockholders’ equity standard and reestablish compliance in November 2001. As of October 2, 2005, we had stockholders’ equity of approximately $8.1 million and a market capitalization of approximately $48.7 million. Although we are currently in compliance with Nasdaq’s listing maintenance requirements, we cannot assure you that we will be able to maintain our compliance with these requirements in the future. If we fail to meet these or other listing requirements, our common stock could be delisted, which would eliminate the primary market for your shares of common stock. As a result, you may not be able to sell your shares at an acceptable price, if at all. In addition, such delisting may make it more difficult or expensive for us to raise additional capital in the future since we may no longer qualify to register shares for resale on a Form S-3 registration statement.

If we are delisted from the Nasdaq Capital Market, your ability to sell your shares of our common stock would also be limited by the penny stock restrictions, which could further limit the marketability of your shares. If our common stock is delisted, it would come within the definition of “penny stock” as defined in the Exchange Act and would be covered by Rule 15g-9 of the Exchange Act. That Rule imposes additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors. For transactions covered by Rule 15g-9, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, Rule 15g-9, if it were to become applicable, would affect the ability or willingness of broker-dealers to sell our securities, and accordingly would affect the ability of stockholders to sell their securities in the public market. These additional procedures could also limit our ability to raise additional capital in the future.

We may be subject to additional risks. The risks and uncertainties described above are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also adversely affect our business operations.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We currently occupy leased facilities in Costa Mesa, California for our operations and those of our subsidiaries. These facilities include approximately 40,200 square feet in two separate buildings for which we hold leases that terminate in September 2008. Our present monthly rent for this space is approximately $58,800 per month.

Our facilities include laboratories containing clean rooms for operations requiring a working environment with reduced atmospheric particles. We believe that our facilities are adequate for our operations for fiscal 2005.

Item 3.	Legal Proceedings

In August 2004, a consultant who was engaged by the our iNetWorks subsidiary to locate capital for iNetWorks filed a lawsuit in Orange County Superior Court for breach of contract against iNetWorks and against us as the alleged alter ego of iNetWorks. In his complaint, the consultant alleged that iNetWorks breached a Finder’s Agreement with the consultant and sought an unspecific amount of damages. In discovery, the consultant claimed that he was owed $5.2 million; however, as the consultant did not raise any capital for iNetWorks, we and iNetWorks believed this case was without merit and vigorously defended this litigation. In September 2004, we and iNetWorks filed an answer denying all of the allegations contained in the complaint. In June 2005, we and iNetWorks filed Motions for Summary Judgment requesting dismissal of the alter ego claims against us and the breach of contract claims against iNetWorks. The Court tentatively ruled in favor of us and iNetWorks on the Motions for Summary Judgment in September 2005. A final hearing on the Motions for Summary Judgment was set for October 28, 2005 to give the parties time to discuss possible settlement of the litigation. In order to avoid future legal risks and expenses, we entered into a settlement agreement with this consultant in October 2005 and issued 40,000 shares of our common stock to this consultant, with piggyback registration rights, valued at $94,800. The consultant dismissed this lawsuit in October 2005 and released us and iNetWorks from any and all claims related to his prior interactions with us and iNetWorks.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth the range of high and low sales prices of our common stock for the periods indicated, as reported by Nasdaq Capital Market (previously known as the Nasdaq SmallCap Market) under the trading symbol IRSN. Our stock is also traded on the Boston Stock Exchange under the trading symbol ISC. These prices represent prices among dealers, do not include retail markups, markdowns or commissions, and may not represent actual transactions:

	High	Low
Fiscal Year Ending October 1, 2006:
First Quarter (through December 2, 2005)	$2.88	$1.99
Fiscal Year Ended October 2, 2005:
First Quarter	$3.25	$1.70
Second Quarter	2.73	1.81
Third Quarter	2.53	1.60
Fourth Quarter	3.00	2.10
Fiscal Year Ended October 3, 2004:
First Quarter	$3.84	$1.21
Second Quarter	4.77	2.28
Third Quarter	4.34	2.33
Fourth Quarter	2.63	1.61

On December 2, 2005, the last sales price for our common stock as reported by the Nasdaq Capital Market was $2.17.

On December 2, 2005, there were approximately 692 stockholders of record based on information provided by our transfer agent.

We have never declared or paid cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this report. The consolidated statement of operations data for the fiscal years ended October 2, 2005, October 3, 2004 and September 28, 2003, and the consolidated balance sheet data at October 2, 2005 and October 3, 2004 have been derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statement of operations data for the fiscal years ended September 29, 2002 and September 30, 2001, and the consolidated balance sheet data at September 28, 2003, September 29, 2002 and September 30, 2001 have been derived from our audited consolidated financial statements not included in this report. The historical results are not necessarily indicative of results to be expected in any future period.

	Fiscal Year Ended
	October 2, 2005	October 3, 2004	September 28, 2003	September 29, 2002	September 30, 2001
Consolidated Statement of Operations Data:
Total revenues	$23,049,000	$13,686,700	$11,665,300	$13,267,800	$6,145,600
Loss from operations	(1,481,700)	(3,902,100)	(5,645,300)	(4,874,300)	(16,019,700)
Loss from continuing operations	(1,619,200)	(4,017,300)	(6,175,900)	(5,014,300)	(15,438,900)
Gain (loss) from discontinued operations	(177,300)	(149,600)	(169,200)	(1,023,200)	851,400
Net loss	(1,796,500)	(4,166,900)	(6,345,100)	(6,037,500)	(14,587,500)
Basic and diluted net loss per common share	$(0.10)	$(0.26)	$(0.82)	$(1.06)	$(5.72)
Weighted average number of common shares outstanding	18,392,500	15,799,200	8,958,200	5,694,800	2,549,500
Shares used in computing basic and diluted net loss per common share (1)	18,392,500	15,799,200	8,958,200	5,694,800	2,549,500

(1)	Net loss per common share includes, where applicable, cumulative and imputed dividends on preferred stock.

	Fiscal Year Ended
	October 2, 2005	October 3, 2004	September 28, 2003	September 29, 2002	September 30, 2001
Consolidated Balance Sheet Data:
Current assets	$5,756,400	$5,478,800	$3,243,200	$4,900,300	$5,024,200
Current liabilities	3,068,100	2,331,200	3,504,600	6,383,500	5,693,100
Working capital (deficit)	2,688,300	3,147,600	(261,400)	(1,483,200)	(668,900)
Total assets	11,653,200	11,243,000	8,455,600	10,538,550	11,141,650
Long-term debt	81,000	156,700	34,700	61,300	180,300
Stockholders’ equity	8,094,200	8,336,100	4,484,800	3,626,550	4,688,950

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Except for fiscal years 1999 through 2001, when we generated significant commercial product sales of wireless infrared tranceivers through our Novalog subsidiary, we have historically derived a substantial majority of our total revenues from government-funded research and development rather than from product sales. We anticipate that a majority of our total revenues will continue to be derived from government-funded sources in fiscal 2006. Prior to fiscal 2005, with a few exceptions, our government-funded research and development contracts were largely early-stage in nature and relatively modest in size, and as a result, our revenues from this source were not significantly affected by increases in the U.S. defense budget. However, in fiscal 2005, we received several such contract awards that we believe may eventually have the potential to lead to government production contracts, which we believe to be both larger and more profitable than government funded research and development contracts. We are also placing more emphasis on deploying our marketing efforts toward such government programs. If we are successful in securing government production contracts, an outcome that we cannot guarantee, our revenues may become more dependent on U.S. defense budgets, funding approvals and political agendas. We are also attempting to increase our revenues from product sales by the introduction of new products with commercial applications, in particular stacked computer memory chips. We are currently transitioning into a new generation of such products, with a view to achieving increased sales of such products, but we cannot assure you that we will be able to complete development or successfully launch any such products on a timely basis, if at all. We use contract manufacturers to produce these products, and all of our current operations occur at a single, leased facility in Costa Mesa, California.

We have a history of unprofitable operations largely as a result of discretionary investments that we have made to commercialize our technologies and to maintain our technical staff and corporate infrastructure at levels that we believe are required for future growth. Our investments to commercialize our technologies have yet to produce sustainable profitable product sales. With respect to our investments in staff and infrastructure, the advanced technical and multi-disciplinary content of our proprietary technologies places a premium on a stable and well-trained work force. As a result, we tend to maintain our work force even when anticipated government contracts are delayed, a circumstance that occurs with some frequency and that results in under-utilization of our labor force for revenue generation. We believe that this pattern can be overcome by the achievement of greater contract backlog and are seeking growth in our research and development contract revenue to that end. We achieved significant growth in such revenue in fiscal 2005 and substantially improved our results of operations. To date, however, we have not yet achieved the level of sustained revenue required to predictably produce profitable operations. Our ability to recover our investments through the cost-reimbursement features of our government contracts are subject to both regulatory and competitive pricing considerations.

In the past, we have maintained separate operating business units, including our subsidiaries, which were separately managed, with independent product development, marketing and distribution capabilities. However, during fiscal 2003, we consolidated all of our operations to more effectively use our administrative, marketing and engineering resources and to reduce expenses. None of our subsidiaries presently account for more than 10% of our total revenues or total assets or have separate employees or facilities. Since fiscal 2004, we have reported our operating results and financial condition segmented only between our research and development business and our product business. We have reclassified our operating results and financial condition for prior fiscal years to conform to this presentation. See Note 17 to the Consolidated Financial Statements included at the end of this report. Fiscal 2004 included 53 weeks, a longer fiscal year duration that is generally repeated once every six years. In fiscal 2005, we discontinued operations of our Novalog subsidiary. All financial statements and schedules of ISC give effect to this discontinuation and report Novalog as a discontinued operation. See Note 9 to the Consolidated Financial Statements included at the end of this report.

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

Revenue Recognition. Our consolidated total revenues during fiscal 2005 were primarily derived from contracts to develop prototypes and provide research, development, design, testing and evaluation of complex detection and control defense systems. Our research and development contracts are usually cost plus a fixed fee or fixed price with billing entitlements based on level of effort expended. For such research and development contracts, revenues are recognized as we incur costs and include applicable fees or profits primarily in the proportion that costs incurred bear to estimated final costs. Upon the initiation of each such contract, a detailed cost budget is established for direct labor, material, subcontract support and allowable indirect costs based on our proposal and the required scope of the contract as may have been modified by negotiation with the customer, usually a U.S. government agency or prime contractor. A program manager is assigned to secure the needed labor, material and subcontract in the program budget to achieve the stated goals of the contract and to manage the deployment of those resources against the program plan. Our accounting department collects the direct labor, material and subcontract charges for each program on a weekly basis and provides such information to the respective program managers and senior management.

The program managers review and report the performance of their contracts against the respective program plans with our senior management, including our Chief Executive Officer, on a monthly basis. These reviews are summarized in the form of estimates of costs to complete the contracts, or ETCs. If an ETC indicates a potential overrun against budgeted program resources, it is the responsibility of the program manager to revise the program plan in a manner consistent with customer objectives to eliminate such overrun and to seek necessary customer agreement to such revision. To mitigate the financial risk of such re-planning, we attempt to negotiate the deliverable requirements of our research and development contracts to allow as much flexibility as possible in technical outcomes. Given the inherent technical uncertainty involved in research and development contracts, in which new technology is being invented, explored or enhanced, such flexibility in terms is frequently achievable. When re-planning does not appear possible within program budgets, senior management makes a judgment as to whether we plan to supplement the customer budget with company funds or whether the program statement of work will require the additional resources to be expended to meet contractual obligations. If either determination is made, an accrual for the anticipated contract overrun is recorded based on the most recent ETC of the particular program.

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

Revenue from product sales is recognized upon shipment, provided (1) there are no unfulfilled contingencies associated with the sale; (2) we have a sales contract or purchase order with the customer; and (3) we are reasonably assured that the sales price can be collected. The absence of any of these conditions would cause revenue recognition to be deferred.

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

Costs on long-term contracts and programs in progress represent recoverable costs incurred. The marketing of our research and development contracts involves the identification and pursuit of specific government budgets and programs. We are frequently involved in the pursuit of a specific anticipated contract that is a follow-on or related to an existing contract. We often determine that it is probable that a subsequent award will be successfully received, particularly if continued progress can be demonstrated against anticipated technical goals of the projected new program while the government goes through its lengthy process required to allocate funds and award contracts. When such a determination occurs, we capitalize material, labor and overhead costs expected to be recovered from a follow-on or new contract. Due to the uncertainties associated with new or follow-on research and development contracts, we maintain significant reserves for this inventory to avoid overstating its value. We have adopted this practice because we believe that we are typically able to more fully recover such costs under the provisions of government contracts by direct billing of inventory rather than by seeking recovery of such costs through permitted indirect rates, which may be more vulnerable to competitive market pressures.

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

COMPARISON OF FISCAL YEARS ENDED OCTOBER 2, 2005 AND OCTOBER 3, 2004

Contract Research and Development Revenue. Contract research and development revenue consists of amounts realized or realizable from funded research and development contracts, largely from U.S. government agencies and government contractors. Contract research and development revenues for fiscal 2005 increased significantly over the comparable revenues of fiscal 2004 and continued to be the dominant source of our total revenue as shown in the following table:

	Contract Research and Development Revenue	Percentage of Total Revenue
Fiscal 2004	$11,879,700	87%
Dollar increase in fiscal 2005	8,784,600

Fiscal 2005	$20,664,300	90%
Percentage increase for fiscal 2005	74%

Our fiscal 2005 contract research and development revenue of approximately $20.6 million was not only a record level of such revenue for us, but also exceeded our former total revenue record of $15.3 million, inclusive of the revenues of our discontinued Novalog subsidiary, in fiscal 2002. The fiscal 2005 increase of contract research and development revenue over that of fiscal 2004 followed, and was significantly greater than the increase of such revenue in fiscal 2004 over that of fiscal 2003. We believe that this pattern of increase continued to be due to the receipt of more development contracts oriented toward possible eventual production. Typically, such contracts are larger in dollar value than early stage research and development contracts. We received several such contracts commencing in the second fiscal quarter of fiscal 2005 and other such contracts and contract add-ons in subsequent periods of the fiscal year. As a result, our contract research and development revenue increased from approximately $3.6 million in the first quarter of fiscal 2005, which was essentially a continuation of the average approximate $3.5 million per quarter of such revenue in the second half of fiscal 2004, to contract research and development revenue ranging from $5.3 million to $6.1 million for the subsequent quarters of fiscal 2005. Based on our existing backlog and notices of pending research and development contract awards, we believe, but cannot guarantee, that we will be able to sustain this improved level of contract research and development revenue in absolute dollars for at least the initial portion of fiscal 2006. At the time of this report, the potential effects of the fiscal 2006 U.S. defense budget and relevant government procurements on our full fiscal 2006 are not yet visible to us.

During fiscal 2005, we sold approximately $336,700 of our previously inventoried labor, material and overhead costs to government contracts. We capitalized $80,100 of our previously inventoried labor, material and overhead costs as fixed assets and $63,800 as product inventory. We also wrote off a net of $18,700 of previously inventoried labor, material and overhead costs that we no longer deemed likely of recovery. During the same period, we added new inventoried labor, material and overhead costs of $278,600, in anticipation of potential new contracts in the future resulting in a net decrease of $220,700 in our inventoried research and development costs in fiscal 2005. The new contract research and development inventory added in fiscal 2005 was related to a variety of potential contracts related to our chip stacking, image processing and miniaturized infrared camera technologies.

Cost of Contract Research and Development Revenue. Cost of contract research and development revenue consists of labor, subcontractor and vendor expenses directly incurred in support of research and development contracts, plus associated indirect expenses permitted to be charged pursuant to the relevant contracts. Our cost of contract research and development revenue for fiscal 2005 as compared to fiscal 2004 and its percentage of such revenue is shown in the following table:

	Cost of Contract Research and Development Revenue	Percentage of Contract Research and Development Revenue
Fiscal 2004	$7,785,900	66%
Dollar increase in fiscal 2005	7,524,200

Fiscal 2005	$15,310,100	74%
Percentage increase for fiscal 2005	97%

Most of the dollar and percentage increase in cost of contract research and development revenue in fiscal 2005 was derived from the fact that our revenues of this nature are recognized as we incur costs, and as a result, an increase in contract research development revenue has an associated increase in cost of such revenue. The percentage increase in cost of contract research and development revenue was disproportionately higher in fiscal 2005 than the associated percentage increase in contract research and development revenue itself largely due to two factors. First, in fiscal 2004, the technical milestones that we had achieved in our prior development contracts and internally funded research and development allowed us to change our procedures for managing our research and development contracts to place greater emphasis on financial performance, rather than prioritizing technical objectives beyond those required by contracts in order to support our marketing for future business. This change, in turn, allowed us to reduce our accrued reserve for potential losses on ongoing research contracts by more than $300,000, thereby reducing cost of contract research and development revenue in fiscal 2004. No such non-recurring reduction of cost of contract research and development revenue occurred in fiscal 2005. The other factor that disproportionately increased our cost of contract research and development revenue in fiscal 2005 was the percentage of such costs derived from subcontractor and vendor support. Under allowable rate recovery provisions of government contracts, external subcontractor and vendor direct costs do not generate as much revenue as direct costs incurred by internal labor. Subcontractor and vendor direct costs incurred in support of contract research and development revenue were 33% of such revenue in fiscal 2005, but only 27% in fiscal 2004. The higher percentage of subcontractor and vendor direct costs in fiscal 2005 were related to the large increase in contract research and development revenue in fiscal 2005, not all of which could be generated by our internal resources and thereby contributing to the percentage increase in cost of contract research and development revenue.

Product Sales. Product sales are largely comprised of revenues derived from sales of chips, modules, stacked chip products and chip stacking services and, for the first time in fiscal 2005, to a limited degree, sales of miniaturized camera products. Product sales for fiscal 2005 and fiscal 2004 are shown in the following table:

	Product Sales	Percentage of Total Revenue
Fiscal 2004	$1,724,300	13%
Dollar increase in fiscal 2005	563,400

Fiscal 2005	$2,287,700	10%
Percentage increase for fiscal 2005	33%

The increase in our product sales for fiscal 2005 primarily reflected an increase in our sales of stacked memory products. Sales of our stacked memory products in fiscal 2005 were $2,129,600, an increase of $735,700 from the $1,393,900 of such sales in fiscal 2004. The fiscal 2005 improvement in stacked memory product sales was largely the result of a continuation of our expansion into commercial customer accounts. Product sales for fiscal 2005 also included, for the first time, a contribution from sales of our miniaturized thermal viewer and camera products. Sales of such products accounted for $121,500, or 5%, of our product sales in fiscal 2005.

Cost of Product Sales. Cost of product sales consists of labor, subcontractor and vendor expenses directly incurred in the manufacture of products sold, plus related overhead expenses. Our cost of product sales for fiscal 2005 and fiscal 2004 is shown in the following table:

	Cost of Product Sales	Percentage of Product Sales
Fiscal 2004	$1,744,000	101%
Dollar increase in fiscal 2005	200,100

Fiscal 2005	$1,944,100	85%
Percentage increase for fiscal 2005	11%

Our increase in product sales in fiscal 2005 led to a corresponding increase in the cost of product sales in the same period. However, our cost of product sales increased proportionally less in fiscal 2005 than the product sales themselves, resulting in a positive gross profit on product sales in fiscal 2005 as opposed to the negative gross profit on product sales in fiscal 2004. This margin improvement was largely due to a shift in the composition of our stacked memory product sales during the latter part of fiscal 2005. During that period, we shifted several of our commercial accounts for stacked memory products away from a consignment approach, in which customer-purchased die were provided to us for stacking, to an approach in which we purchased the memory die for stacking ourselves. Our pricing for the approach in which we purchase the memory die reflects the costs and risks of providing this element of the value of our stacked memory products and results in a higher dollar gross profit on each unit of stacked memory sold. Accordingly, even though our costs of product sales of stacked memory products increased substantially because the costs of the memory die themselves were included, our dollar margins on the sales of those memory die, after stacking, increased proportionately more, thereby improving our aggregate dollar margins on product sales in fiscal 2005.

General and Administrative Expense. General and administrative expense consists of labor, subcontractor and vendor expenses not directly related to the production of revenue or to internally funded research and development. This includes such internal expenses as executive, administrative, financial and marketing labor and labor-related expenses and such external expenses as legal and accounting. Fiscal 2005 general and administrative expense increased on an absolute dollar basis, but declined as a percentage of total revenue, from fiscal 2004 as shown in the following table:

	General and Administrative Expense	Percentage of Total Revenue
Fiscal 2004	$5,989,600	44%
Dollar increase in fiscal 2005	457,400

Fiscal 2005	$6,447,000	28%
Percentage increase for fiscal 2005	8%

Our dollar increase in general and administrative expense in fiscal 2005 was primarily due to a $365,600 increase in general and administrative service expenses, partly due to initial implementation of the accounting requirements associated with Sarbanes-Oxley and partly due to increased consulting expenses payable to a director related to business development. Additionally, our general and administrative unallowable expenses for fiscal 2005 increased by $193,000 over the general and administrative unallowable expenses of fiscal 2004, largely due to non-recurring legal expenses associated with litigation with a finder that was originally scheduled for trial in September 2005, but subsequently settled in October 2005. These increases were offset by a reduction of $176,700 of general and administrative labor and labor benefit costs and smaller reductions in various other categories of general and administrative expense in fiscal 2005, resulting in the overall $457,400, or 8%, increase in general and administrative expense for the fiscal year. As a result of the much higher percentage increase in total revenue, general and administrative expense declined substantially as a percentage of total revenue in fiscal 2005, as shown in the above table. We expect to incur a dollar increase in our general and administrative expense in fiscal 2006 because of anticipated further increases in accounting expenses, including those associated with Sarbanes-Oxley compliance.

Research and Development Expense. Research and development expense consists of labor, subcontractor and vendor expenses directly incurred in support of internally funded research and development projects, plus associated overhead expenses. Research and development expense in fiscal 2005 decreased in absolute dollars and as a percentage of total revenue from research and development expense in fiscal 2004 as shown in the following table:

	Research and Development Expense	Percentage of Total Revenue
Fiscal 2004	$2,069,300	15%
Dollar decrease in fiscal 2005	(1,239,800)

Fiscal 2005	$829,500	4%
Percentage decrease for fiscal 2005	60%

This fiscal 2005 decrease in research and development expense continued a decrease begun in fiscal 2004 primarily due to the reduced availability of our technical staff for internally funded research projects in the respective periods. We use the same technical staff for both internally and customer-funded research and development projects, and we prioritize the deployment of this labor to revenue-producing projects whenever possible. Because of the substantial increase in our customer-funded research and development revenue in fiscal 2005, we had much less discretionary direct labor available for deployment to internally funded research and development projects in fiscal 2005 than in fiscal 2004. Furthermore, because of the substantial progress toward technological milestones that we were able to achieve under our funded contracts in fiscal

2005, we had fewer research and development goals that required the deployment of internal resources in that period to achieve.

Net Loss. Primarily due to the increase in our contract research and development revenue and the increased gross profit and indirect expense absorption resulting therefrom, our net loss in fiscal 2005 was substantially reduced as shown in the following table:

Net Loss
Fiscal 2004	$(4,166,900)
Dollar decrease in fiscal 2005	2,370,400

Fiscal 2005	$(1,796,500)
Percentage decrease in fiscal 2005	57%

Also contributing to this approximate $2.4 million improvement in our net loss in fiscal 2005 was the more efficient use of our direct labor resources during that year for customer funded research and development activities. The improved efficiency in use of direct labor was one of the consequences of the substantial increase in our funded backlog that we realized starting with the second quarter of fiscal 2005. At the beginning of that second quarter, our funded backlog was approximately $4.1 million. At the end of that second quarter, our funded backlog was approximately $13.0 million. At the end of the subsequent period, the third quarter of fiscal 2005, our funded backlog was still approximately $13.0 million, despite having realized over $6 million in total revenue during that period. Both this size and replenishment of our funded backlog was unprecedented in our operating history and allowed us to plan our direct labor utilization over longer periods than in prior years, resulting in less allocation of labor to non-revenue generating activities. As a result, in fiscal 2005 we were able to achieve an approximate 148% improvement in the average number of contract research and development revenue producing hours achieved by our technical staff, building on the 22% improvement that we had achieved in fiscal 2004. We believe that further substantial improvement in the revenue production efficiency of our technical staff will be difficult at our current level and skill mix, and that any additional growth in our contract research and development revenue, if achievable, will likely require a corresponding increase in our technical staff.

Offsetting our improvement in net loss resulting from increased revenue and labor efficiency were several non-operating or non-recurring factors that impacted fiscal 2005, but that did not have a comparable effect in fiscal 2004. Our decision to discontinue Novalog’s operations late in fiscal 2005 resulted in $121,900 of losses due to abandonment of assets in fiscal 2005, an element of net loss that did not occur in fiscal 2004. Litigation that we settled in October 2005 to eliminate possible future expenses resulted in $94,800 of settlement expense and approximately $148,700 of legal expense in fiscal 2005 of a non-recurring nature. We did, however, reduce our interest expense in fiscal 2005 by $39,800 from the interest expense of fiscal 2004 largely due to our positive cash flow from operations in fiscal 2005. The net loss is net of the allocation of a portion of the loss from operations attributable to minority ownership interests of consolidated subsidiaries. In fiscal 2005, the consolidated amount of minority interest loss allocation was $9,100, all of which was attributable to Novalog. This minority loss allocation was $3,400 less than the aggregate $12,500 allocated minority interest of fiscal 2004.

COMPARISON OF FISCAL YEARS ENDED OCTOBER 3, 2004 AND SEPTEMBER 28, 2003

Contract Research and Development Revenue. Contract research and development revenues for fiscal 2004 increased over the comparable revenues of fiscal 2003 and was a dominant source of our total revenue in both fiscal years as shown in the following table:

	Contract Research and Development Revenue	Percentage of Total Revenue
Fiscal 2003	$10,367,900	89%
Dollar increase in fiscal 2004	1,511,800

Fiscal 2004	$11,879,700	87%
Percentage increase for fiscal 2004	15%

Our fiscal 2004 contract research and development revenue of approximately $11.9 million represented a record level of such revenue for us through that point in time in our operating history. Similar to fiscal 2005, we believe that this increase was primarily the result of the increasing maturity of our technologies and associated development contracts oriented toward possible eventual production, which are typically larger in dollar value than early stage research and development contracts. While we had one such contract, which we referred to as the Jigsaw contract and which was initiated in fiscal 2002, that materially contributed to contract research and development revenue in the first part of fiscal 2003, we received material contributions to contract research and development revenue from more than one such contract in fiscal 2004. This contribution from several relatively mature development contracts in fiscal 2004 not only increased our aggregate contract research and development revenue, it also contributed to less quarterly concentration of such revenue in fiscal 2004 than in fiscal 2003 because of the varying time schedules of the relevant contracts. Approximately 44% of our $10.4 million contract research and development revenue in fiscal 2003 was realized in the first fiscal quarter of that year, largely because of the compressed schedule of the Jigsaw contract that was substantially completed shortly thereafter. While no single contract of such size contributed to fiscal 2004, several multi-million dollar development contracts were underway with varying time schedules during the year, thereby dispersing their contribution to contract research and development revenue over more than one quarter of fiscal 2004. Furthermore, the timing of receipt of the mature development contracts in fiscal 2004 produced growth in contract research and development revenue during the second half of fiscal 2004 as compared to the first half. We realized approximately 60% of fiscal 2004’s research and development revenue in the second half of the fiscal year, essentially reversing the distribution of contract research and development revenue in fiscal 2003 in which 60% of such revenue was realized in the first half of that fiscal year. During fiscal 2004, we sold approximately $152,200 of our previously inventoried labor, material and overhead costs to government contracts. We also wrote off a net of $106,900 of previously inventoried labor, material and overhead costs that we no longer deemed likely of recovery. During the same period, we added new inventoried labor, material and overhead costs of $727,000, net of reserves, in anticipation of potential new contracts in the future resulting in a net increase of $467,400 in our inventoried research and development costs in fiscal 2004. Of the new contract research and development inventory added in fiscal 2004, $329,400 was related to a single existing research and development contract for which we received substantial add-on funding in fiscal 2005, allowing us to sell this inventory. The balance of the fiscal 2004 increase in inventoried labor, material and overhead costs was related to a variety of potential contracts related to our chip stacking, image processing and miniaturized infrared camera technologies.

Cost of Contract Research and Development Revenue. Our cost of contract research and development revenue for fiscal 2004 as compared to fiscal 2003 is shown in the following table:

	Cost of Contract Research and Development Revenue	Percentage of Contract Research and Development Revenue
Fiscal 2003	$7,790,200	75%
Dollar decrease in fiscal 2004	(4,300)

Fiscal 2004	$7,785,900	66%
Percentage decrease for fiscal 2004	0.1%

To a large extent, the nearly equal cost of contract research and development revenue in absolute dollars in fiscal 2003 and fiscal 2004, despite the 15% increase in such revenue in fiscal 2004, was another result of the different mix of contracts in the two fiscal years. The terms of the Jigsaw contract that had such a material effect in fiscal 2003 provided us with limited margins on two large subcontracts we issued under that program. Contracts in fiscal 2004 did not have such restrictive terms and provided us with rate recovery on subcontract expenses more consistent with our historical experience, improving our gross margin on contract revenues. Additionally, in fiscal 2004, the technical milestones that we had achieved in our prior development contracts and internally funded research and development allowed us to change our guidelines for managing our research and development contracts to place greater emphasis on financial performance, rather than prioritizing technical objectives beyond those required by contracts in order to support our marketing for future business. This change, in turn, allowed us to reduce our accrued reserve for potential losses on ongoing research contracts from $358,500 at September 28, 2003 to $34,600 at October 3, 2004, resulting in a reduction of $323,900, or 90%. The reduction in the accrual contributed to approximately 3% of the decrease in our cost of contract research and development percentage from fiscal 2003.

Product Sales. Product sales for fiscal 2004 and fiscal 2003 were largely comprised of revenues derived from sales chips, modules, stacked chip products and chip stacking services. Product sales for fiscal 2004 and fiscal 2003 are shown in the following table:

	Product Sales	Percentage of Total Revenue
Fiscal 2003	$1,237,000	11%
Dollar increase in fiscal 2004	487,300

Fiscal 2004	$1,724,300	13%
Percentage increase for fiscal 2004	39%

The increase in our product sales for fiscal 2004 was primarily due to an increase in our sales of stacked memory products, primarily stacked TSOPs. Sales of our stacked memory products in fiscal 2004 were $1,393,900, an increase of $442,700 from the $951,200 of such sales in fiscal 2003. The fiscal 2004 improvement in stacked memory product sales reflected the initial stages of our planned expansion into commercial customer accounts, which started to produce sales which were additive to sales to our historical aerospace customer base, primarily in the latter part of fiscal 2004.

Cost of Product Sales. Our cost of product sales for fiscal 2004 and fiscal 2003 is shown in the following table:

	Cost of Product Sales	Percentage of Product Sales
Fiscal 2003	$1,627,100	132%
Dollar increase in fiscal 2004	116,900
Fiscal 2004	$1,744,000	101%
Percentage increase for fiscal 2004	7%

Because of the increase in product sales in fiscal 2004, the cost of product sales in fiscal 2004 also increased. However, the increase in fiscal 2004 cost of product sales was proportionally less than the increase in product sales itself, resulting in an improvement in cost of product sales as a percentage of product sales in fiscal 2004. This improvement was largely a reflection of economies related to our fixed manufacturing costs in fiscal 2004. Our month-to-month arrangement with our contract manufacturing source for stacked memory products during fiscal 2003 and fiscal 2004 called for a monthly minimum charge of $30,000, regardless of volume. The increase in sales of stacked memory products in fiscal 2004 allowed us to fully absorb our minimum monthly charges for most of the months in fiscal 2004, a circumstance that did not exist in fiscal 2003. While this increase in sales volume was not yet sufficient to achieve the economies of scale required for aggregate gross profitability of stacked memory sales, it did almost eliminate the negative gross margins on those sales.

General and Administrative Expense. Fiscal 2004 general and administrative expense increased from fiscal 2003 general and administrative expense, but decreased as a percentage of total revenue, as shown in the following table:

	General and Administrative Expense	Percentage of Total Revenue
Fiscal 2003	$5,298,800	45%
Dollar increase in fiscal 2004	690,800

Fiscal 2004	$5,989,600	44%
Percentage increase for fiscal 2004	13%

The largest element of the fiscal 2004 increase in general and administrative expense was $243,100 of general and administrative labor and labor benefit costs, largely the result of our approximate 8% growth in number of employees over the course of fiscal 2004. Additionally, we incurred $261,800 more expenses related to our selling, marketing, bid and proposal activities in fiscal 2004 than we did in fiscal 2003 to support our plans for revenue growth. We also incurred $82,000 more expense related to the non-cash, stock contribution to our Non-Qualified Deferred Compensation Plan in fiscal 2004 than in fiscal 2003. These increases were offset by various decreases in expenses in fiscal 2004, the largest of which was a reduction of $93,000 in general and administrative service expenses, which was the net effect of a number of modest decreases in such services as financial consultants and software maintenance offset by increases in legal and accounting expenses largely related to regulatory requirements.

Research and Development Expense. Research and development expense in fiscal 2004 decreased from research and development expense in fiscal 2003 in terms of both absolute dollars and as a percentage of total revenue as shown in the following table:

	Research and Development Expense	Percentage of Total Revenue
Fiscal 2003	$2,594,500	22%
Dollar decrease in fiscal 2004	(525,200)

Fiscal 2004	$2,069,300	15%
Percentage decrease for fiscal 2004	20%

This fiscal 2004 decrease in research and development expense in absolute dollars was primarily the result of the use of a common direct labor pool for both internally-funded research projects and customer funded research and development, and the prioritization of that direct labor pool to revenue production whenever possible. The quarterly distribution of contract research and development revenue in fiscal 2003 and fiscal 2004 resulted in more discretionary direct labor being deployed to internally-funded research and development projects in fiscal 2003 than in fiscal 2004.

Net Loss. Our net loss in fiscal 2004 was substantially reduced from that of fiscal 2003 as shown in the following table, largely due to the increase in our contract research and development revenue and the corresponding increase in gross profit and indirect expense absorption:

Net Loss
Fiscal 2003	$(6,345,100)
Dollar decrease in fiscal 2004	2,178,200

Fiscal 2004	$(4,166,900)
Percentage decrease in fiscal 2004	34%

To a significant degree, we were able to achieve this percentage of reduced net loss in fiscal 2004 because of more efficient use of our direct labor resources, rather than reduction of non-labor indirect expenses. This improvement in efficiency was due both to the increase in funded research and development contracts and the more diverse mix of such contracts in fiscal 2004 as compared to fiscal 2003. Our technical staff and infrastructure in fiscal 2003 was sized to support our overall operations, which during the first part of that year included completion of the large Jigsaw contract awarded in the second half of fiscal 2002. Since our technical staff is highly trained and difficult to replace, we elected to retain most of that staff once the Jigsaw contract was completed in order to support pending new government contracts that we expected to receive in the balance of fiscal 2003. Many of those contracts were delayed, resulting in under-utilization of our technical staff on customer funded research and development contracts and corresponding increases in labor categories of indirect expense in the balance of fiscal 2003, thereby increasing our net loss. In fiscal 2004, contract research and development revenue was not yet at the level required to fully support our technical staff and related infrastructure, but in every fiscal quarter it was greater than contract research and development revenue of any fiscal quarter of fiscal 2003, except for the first fiscal quarter of fiscal 2003, which included approximately $3.6 million of revenue from the Jigsaw contract. Furthermore, the greater diversity of contracts underway in fiscal 2004 tended to spread out the demand on our various technical disciplines within our staff. As a result, in fiscal 2004 we were able to achieve an approximate 22% improvement in the average number of contract research and development revenue producing hours achieved by our technical staff. This improvement allowed us to generate substantial additional contract research and development revenue with limited additional labor expense.

In addition to improved efficiency of labor use, we did not experience the same level of contribution to net loss resulting from disposal of capital equipment in fiscal 2004 as we experienced in fiscal 2003. We incurred $369,400 of non-operating expense in fiscal 2003 due to the cancellation of an equipment purchase order and impairment write-downs of subsidiary assets after our reorganization. In fiscal 2004, we only incurred $29,700 of comparable expense due to equipment obsolescence. Also, as a result of our improved liquidity during fiscal 2004, we incurred only $82,800 of interest expense during the fiscal year as compared to $154,600 of such expense in fiscal 2003, thereby further reducing our net loss.

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

Liquidity and Capital Resources

Our liquidity, as measured by both our consolidated cash and cash equivalents and our working capital, was lower at October 2, 2005, the end of fiscal 2005, as compared to our liquidity at October 3, 2004, the end of fiscal 2004, as shown in the following table:

	Cash and cash equivalents	Working Capital
October 3, 2004	$2,064,100	$3,147,600
Dollar decrease in fiscal 2005	(754,500)	(459,300)

October 2, 2005	$1,309,600	$2,688,300

Both the decline in cash and cash equivalents and working capital in fiscal 2005 were largely the result of discretionary investments intended to support growth that we made during the fiscal year in capital facilities, equipment and acquisition of patents. We used a net of $1,964,700 of cash in investing activities during fiscal 2005, of which the largest component was $1,848,600 for the acquisition of capital facilities and equipment. Of this amount, $1,450,700 was for equipment, $101,600 was for furniture and fixtures, $114,300 was for leasehold improvements and $182,000 was for software programs. Of the equipment, approximately $648,000 was related to our stacking products and technologies and approximately $583,700 was related to our infrared cameras, with the balance applicable to our general operations. In addition, we used $119,400 of cash in fiscal 2005 to invest in patents. If our revenues continue to grow in the future, an outcome that we are seeking, but cannot guarantee, we anticipate that our capital expenditures will likely grow from the level experienced in fiscal 2005.

These investment uses of cash in fiscal 2005 were materially offset by net positive cash of $940,600 provided by operations, an improvement of over $5.1 million from our cash flow from operations in fiscal 2004. This outcome reflected the material improvement in our current year operating results derived from the increase in our funded contract research and development revenue from government contracts. Under the typical terms of our government contracts, we are allowed to bill and recover not only our direct costs incurred on these contracts, but portions of our indirect expenses as well, based on negotiated indirect expense rates. These negotiated rates are affected by market considerations in that we must propose terms that we believe are competitive in order to secure the contract awards in the first place. However, since our indirect expenses increase much less than our direct costs with increases in our contract research and development revenue, such revenue increases result in an increasing proportion of our indirect expenses being recovered through our government contracts pursuant to our negotiated rates. This recovery includes both cash and non-cash expenses, thereby amplifying the provision of cash from operations through rate provisions of our government contracts. In fiscal 2005, our largest non-cash expenses that experienced partial recovery through this mechanism were $1,735,000 of depreciation and amortization and $1,120,000 of employee retirement plan contributions effectuated through the issuance of our common stock. We also expensed equipment with a depreciated value of $108,500 in fiscal 2005 that did not incur a cash expense during the year. In addition to recovery of a portion of these non-cash expense items, our cash flow from operations was also improved by various timing factors related to our revenue growth. Chief among these factors was the $685,100 increase in our accounts payable and accrued expenses and the $63,900 increase in advance billings on uncompleted contracts in fiscal 2005. Offsetting these positive timing factors, were various other timing factors that used, rather than provided, cash in fiscal 2005. By far the largest of these factors was the $1,038,200 increase in unbilled revenues on uncompleted contracts in the fiscal year. In addition, our increase in inventory in fiscal 2005 used $239,900 of cash. Since most of our unbilled revenues are the result of government research and development contracts, either directly as a prime contractor or indirectly as a subcontractor, the fiscal 2005 increase in this balance sheet item did not reflect a correspondingly greater risk of collection, but rather was largely the result of growth in contract research and development revenues in the last few months of fiscal 2005, with associated billings not anticipated until the early portion of fiscal 2006. The net of all these and other less significant factors was our $940,600 of positive cash flow from operations for fiscal 2005, the largest such cash flow we have achieved in over a decade.

Also contributing positively to our net cash flow in fiscal 2005 was the $404,800 of net proceeds we received from the exercise of common stock warrants and options during the year. These financing proceeds were partially offset by a use of $139,800 for principal payments on capital leases.

We believe, but cannot guarantee, that our government-funded contract business will maintain or exceed the fiscal 2005 level in fiscal 2006, and will therefore continue to be a source of liquidity through both operating margins and the recovery of indirect costs as permitted under government contracts. This belief stems from our visibility into budgetary planning of various government agencies and our present backlog. At October 2, 2005, our funded backlog was $9,201,900 compared to $3,010,900 at October 3, 2004, substantially all of which resulted in revenue in fiscal 2005. We similarly expect that substantially all of our funded backlog at October 2, 2005 will result in revenue in fiscal 2006. Moreover, subsequent to October 2, 2005, we received several contract awards that are expected to contribute to fiscal 2006 total revenue. In addition, our government contracts typically include unfunded backlog, which is funded when the previously funded amounts have been expended. As of November 21, 2005, our total backlog was $9,862,200.

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

We also believe, but cannot guarantee, that our revenues from product sales will grow in fiscal 2006. Initially, we believe this growth will likely use rather than generate cash because of the time-lag between the expenses incurred to manufacture the products and the collection of the receivables generated by shipments of those products.

We currently believe that our working capital and liquidity at October 2, 2005 is adequate to support growth in our product sales in fiscal 2006, but there may be product sales growth opportunities in fiscal 2006 that could place demands on our working capital that would require infusion of working capital through external financing. We cannot guarantee that such financing would be available on a timely basis, or at all, or on terms that would be acceptable.

Contractual Obligations and Commitments

The following table summarizes the Company’s contractual obligations as of October 2, 2005.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$—	$—	$—	$—	$—
Capital leases	256,200	165,700	90,500	—	—
Operating leases	2,329,900	739,800	1,570,300	19,200	600
Purchase obligations	—	—	—	—	—
Other long-term obligations	—	—	—	—	—

Rule 10b5-1 Plan

In September 2005, John C. Carson, our CEO and President, established a trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, providing for the periodic selling of up to an aggregate of 100,000 shares of our common stock at various pre-determined market prices, which shares are purchasable by him through the exercise of certain issued and outstanding options. The 10b5-1 plan will terminate in September 2006 unless terminated earlier in accordance with its provisions.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

None.

Item 8.	Financial Statements and Supplementary Data

The financial statements, together with the report thereon of Grant Thornton LLP dated December 2, 2005, as listed under Item 15, appear in a separate section of this report beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective due to the material weakness described in item (b) below.

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

Although we have implemented certain improvements during fiscal 2005 in our information technology systems and our accounting staff designed to improve our internal controls over financial reporting, we do not presently believe that these improvements have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting at our present stage of corporate development. However, we have implemented these improvements in anticipation of the increasing demands that are likely to be imposed on our information technology systems and our accounting staff if our planned corporate growth objectives are realized. Furthermore, we are currently undergoing a comprehensive effort in preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. This effort, under the direction of senior management, includes the documentation, testing and review of our internal controls. During the course of these activities, we have identified other potential improvements to our internal controls over financial reporting that we are currently evaluating for possible implementation. We expect to continue such documentation, testing and review and may identify control deficiencies, possibly including material weaknesses, and other potential improvements to our internal controls in the future. To date, we have identified the following material weakness in internal control over financial reporting, but we cannot guarantee that we will remedy this material weakness, or others that may be identified in the future, and that we will be able to comply with Section 404 of Sarbanes-Oxley.

During the fiscal 2005 financial statement close process, we did not detect an error in our SFAS No. 123 stock option disclosures which resulted in an adjustment to both the current and prior year’s footnote disclosures. As we have continued to grow, the volume of routine transactions has grown significantly. Additionally, we enter into complex transactions including, but not limited to: long-term contracts, financing transactions and option grants to employees and service providers. Such transactions, as well as others, and the increasing volume of routine transactions, have created increased burdens upon our current financial and accounting staff. We acknowledge that we do not currently have sufficient internal resources to monitor financial accounting standards and to maintain controls to appropriately interpret, implement and review the application of new financial accounting standards, reporting requirements, and the completeness and correctness of disclosures in accordance with accounting principles generally accepted in the United States of America and SEC rules and regulations. The absence of such controls over financial reporting constitute a material weakness in internal control that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

We increased our financial and accounting staff in fiscal 2005 and are seeking to expand our staff further in fiscal 2006, as well as evaluating possible use of service providers for some of the specialized financial control procedures associated with increasing regulatory requirements. However, we cannot assure you that we will be successful in these initiatives, or that they will allow us to eliminate the identified material weakness.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

(a) Directors, Executive Officers and Related Information. The information under the caption “Proposal One: Election of Directors,” “Executive Officers” and “Corporate Governance,” appearing in the Proxy Statement for the 2006 Annual Meeting of Stockholders, is incorporated herein by reference.

(b) Compliance with Section 16(a) of the Exchange Act. The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” appearing in the Proxy Statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference.

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

The information under the captions “Proposal One: Election of Directors – Director Compensation” and “Executive Compensation and Other Information,” appearing in the Proxy Statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the caption “Ownership of Securities,” appearing in the Proxy Statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

The information under the caption “Related Party Transactions,” appearing in the Proxy Statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information under the caption “Proposal Three: Ratification of Independent Auditors,” appearing in the Proxy Statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1)	Financial Statements

See Index to Consolidated Financial Statements on page F-1

(2)	Financial Statement Schedules:

Schedule II, Valuation and Qualifying Accounts, is filed as part of this Form 10-K on page F-30. All other schedules have been omitted because they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits

The following is a list of the exhibits encompassed in this Annual Report on Form 10-K:

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of the Registrant, as amended and currently in effect (1)

3.2	By-laws, as amended and currently in effect (2)

10.1*	1999 Stock Option Plan (3)

10.2*	2000 Non-Qualified Stock Option Plan (4)

10.3*	2001 Stock Option Plan (5)

10.4*	2001 Non-Qualified Stock Option Plan (6)

10.5*	2001 Compensation Plan, as amended December 13, 2001 (7)

10.6*	2003 Stock Incentive Plan as amended March 1, 2005 (8)

10.7*	Deferred Compensation Plan (9)

10.8	Consulting Agreement between the Registrant and Robert G. Richards, dated May 10, 2005 (10)

10.9	Consulting Agreement between the Registrant and CTC Aero, LLC, as amended and restated August 10, 2005 (11)

10.10	Subscription Agreement dated as of March 27, 2003 by and between the Registrant and Securities Trust Company TTEE Irvine Sensors Corporation Cash or Deferred & Stock Bonus Plan Ret. Plan FBO: John Carson (12)

10.11	Warrant dated as of March 27, 2003 issued to the Securities Trust Company TTEE Irvine Sensors Corporation Cash or Deferred & Stock Bonus Plan Ret. Plan FBO: John Carson (13)

10.12	Subscription Agreement dated as of April 29, 2003 by and between the Registrant and Securities Trust Company TTEE Irvine Sensors Corporation Cash or Deferred & Stock Bonus Plan Ret. Plan FBO: John Carson (14)

10.13	Form of Indemnification Agreement between the Registrant and its directors and officers (15)

10.14	Lease Agreement for premises at 3001 Red Hill Avenue, Bldg. 3, Costa Mesa, California, effective October 1, 2003 (16)

10.15	Lease Agreement for premises at 3001 Red Hill Avenue, Bldg. 4, Suite 200, Costa Mesa, California, effective October 1, 2003 (17)

10.16	Lease Agreement for premises at 3001 Red Hill Avenue, Bldg. 4, Suite 109, Costa Mesa, California, effective October 1, 2003 (18)

21.1	Subsidiaries of the Registrant

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003.

(2)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K filed September 1, 2004.

(3)	Incorporated by reference to Exhibit 10.10 filed with the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-88385), filed October 20, 1999.

(4)	Incorporated by reference to Exhibit 10.5 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2002.

(5)	Incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement for the March 7, 2001 Annual Meeting of Stockholders, filed February 9, 2001.

(6)	Incorporated by reference to Exhibit 99 filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-102284), filed December 31, 2002.

(7)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-76756), filed January 15, 2002.

(8)	Incorporated by reference to Exhibit 99 filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-124868), filed May 12, 2005.

(9)	Incorporated by reference to Exhibit 10.9 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 2004.

(10)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2005.

(11)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2005.

(12)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2003.

(13)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2003.

(14)	Incorporated by reference to Exhibit 4.4 filed with the Registrant’s Registration Statement on Form S-3 (File No. 333-105064), filed May 7, 2003.

(15)	Incorporated by reference to Exhibit 10.9 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2000.

(16)	Incorporated by reference to Exhibit 10.18 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003.

(17)	Incorporated by reference to Exhibit 10.19 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003.

(18)	Incorporated by reference to Exhibit 10.20 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003.

*	Denotes management contract or compensatory plan or arrangement.

(b)	Exhibits

The exhibits filed as part of this report are listed in Item 15(a)(3) of this Form 10-K.

(c)	Financial Statement Schedules

The Financial Statement Schedules required by Regulation S-X and Item 8 of this Form are listed in Item 15(a)(2) of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRVINE SENSORS CORPORATION

By:	/s/ JOHN C. CARSON
John C. Carson
Chief Executive Officer, President and Director (Principal Executive Officer)
Dated: December 14, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ JOHN C. CARSON	/s/ JOHN J. STUART, JR.
John C. Carson	John J. Stuart, Jr.
Chief Executive Officer, President and Director (Principal Executive Officer)	Chief Financial Officer and Secretary (Principal Financial and
Chief Accounting Officer)
Dated: December 14, 2005	Dated: December 14, 2005

/s/ MEL R. BRASHEARS	/s/ MARC DUMONT
Mel R. Brashears, Chairman of the Board	Marc Dumont, Director
Dated: December 14, 2005	Dated: December 14, 2005

/s/ THOMAS M. KELLY	/s/ CLIFFORD PIKE
Thomas M. Kelly, Director	Clifford Pike, Director
Dated: December 14, 2005	Dated: December 14, 2005

/s/ ROBERT G. RICHARDS
Frank Ragano, Director	Robert G. Richards, Director
Dated: December 14, 2005	Dated: December 14, 2005

/s/ CHRIS TOFFALES
Chris Toffales, Director
Dated: December 14, 2005

IRVINE SENSORS CORPORATION

Irvine Sensors Corporation

Consolidated Balance Sheets

	October 2, 2005	October 3, 2004
Assets
Current assets:
Cash and cash equivalents	$1,309,600	$2,064,100
Restricted cash	41,200	43,500
Accounts receivable, net of allowance for doubtful accounts of $70,000 and $85,000, respectively	1,190,000	1,327,000
Unbilled revenues on uncompleted contracts	1,968,800	930,600
Inventory, net	1,164,300	980,100
Other current assets	82,500	133,500

Total current assets	5,756,400	5,478,800
Property and equipment, net	5,052,700	4,926,500
Patents and trademarks, net	753,000	748,300
Deposits and other assets	91,100	89,400

Total assets	$11,653,200	$11,243,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,746,000	$1,320,000
Accrued expenses	1,049,700	824,500
Accrued loss on contracts	26,200	34,600
Advance billings on uncompleted contracts	97,700	33,800
Capital lease obligations – current portion	148,500	118,300

Total current liabilities	3,068,100	2,331,200
Capital lease obligations, less current portion	81,000	156,700
Minority interest in consolidated subsidiaries	409,900	419,000

Total liabilities	3,559,000	2,906,900

Commitments and contingencies (Note 12)	—	—
Stockholders’ equity:
Common stock, $0.01 par value, 80,000,000 shares authorized; 18,669,700 and 17,806,300 shares issued and outstanding, respectively	186,700	178,100
Common stock warrants, 1,233,900 and 1,508,100 warrants outstanding, respectively	—	—
Common stock held by Rabbi Trust	(702,000)	(482,000)
Deferred compensation liability	702,000	482,000
Paid-in capital	119,831,100	118,285,100
Accumulated deficit	(111,923,600)	(110,127,100)

Total stockholders’ equity	8,094,200	8,336,100

	$11,653,200	$11,243,000

See Accompanying Notes to Consolidated Financial Statements

Irvine Sensors Corporation

Consolidated Statements of Operations

	Fiscal Year Ended
	October 2,	October 3,	September 28,
	2005	2004	2003
Revenues:
Contract research and development revenue	$20,664,300	$11,879,700	$10,367,900
Product sales	2,287,700	1,724,300	1,237,000
Other revenue	97,000	82,700	60,400

Total revenues	23,049,000	13,686,700	11,665,300

Cost and expenses:
Cost of contract research and development revenue	15,310,100	7,785,900	7,790,200
Cost of product sales	1,944,100	1,744,000	1,627,100
General and administrative expense	6,447,000	5,989,600	5,298,800
Research and development expense	829,500	2,069,300	2,594,500

Total costs and expenses	24,530,700	17,588,800	17,310,600

Loss from operations	(1,481,700)	(3,902,100)	(5,645,300)
Interest expense	(43,000)	(82,800)	(154,600)
Other expense	(94,800)	—	—
Interest and other income	13,100	3,900	500
Loss on disposal and impairment of assets	(5,800)	(29,700)	(369,400)

Loss from continuing operations before minority interest and provision for income taxes	(1,612,200)	(4,010,700)	(6,168,800)
Minority interest in loss of subsidiaries	9,100	12,500	7,900
Provision for income taxes	(16,100)	(19,100)	(15,000)

Loss from continuing operations	(1,619,200)	(4,017,300)	(6,175,900)
Discontinued operations:
Loss from operations of discontinued subsidiary	(55,400)	(149,600)	(169,200)
Loss on abandonment of assets	(121,900)	—	—

Loss from discontinued operations	(177,300)	(149,600)	(169,200)

Net loss	$(1,796,500)	$(4,166,900)	$(6,345,100)

Imputed dividend on Series E stock issued	—	—	(1,013,100)
Net loss applicable to common shares	$(1,796,500)	$(4,166,900)	$(7,358,200)
Basic and diluted net loss per share information:
From continuing operations	$(0.09)	$(0.25)	$(0.80)
From discontinued operations	(0.01)	(0.01)	(0.02)

Basic and diluted net loss per common share	$(0.10)	$(0.26)	$(0.82)

Weighted average number of shares outstanding	18,392,500	15,799,200	8,958,200

See Accompanying Notes to Consolidated Financial Statements

Irvine Sensors Corporation

Consolidated Statement of Stockholders’ Equity

	Common Stock Shares Issued		Common Stock Warrants Issued	Preferred Stock Shares Issued		Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Number	Amount	Number	Number	Amount
Balance at September 29, 2002	7,027,900	70,300	1,094,800	6,600	50	102,158,200	(98,602,000)	3,626,550
Sale of common stock and common stock units	3,480,800	34,800	—	—	—	4,017,500	—	4,052,300
Sale of preferred stock	—	—	—	10,000	100	1,046,000	—	1,046,100
Conversion of preferred stock to common stock	791,100	7,900	—	(14,500)	(150)	(7,750)	—	—
Common stock issued to employee retirement plans	734,000	7,300	—	—	—	954,900	—	962,200
Common stock issued to pay operating expenses	132,000	1,300	—	—	—	188,400	—	189,700
Common stock issued to settle minority interest	25,000	300	—	—	—	27,450	—	27,750
Common stock options exercised	159,600	1,600	—	—	—	175,900	—	177,500
Common stock warrants exercised	597,300	6,000	(597,300)	—	—	685,600	—	691,600
Common stock options issued to service providers	—	—	—	—	—	56,200	—	56,200
Common stock warrants issued	—	—	1,568,100	—	—	—	—	—
Imputed value of Series E conversion option	—	—	—	—	—	1,013,100	(1,013,100)	—
Net loss	—	—	—	—	—	—	(6,345,100)	(6,345,100)

Balance at September 28, 2003	12,947,700	129,500	2,065,600	2,100	—	110,315,500	(105,960,200)	4,484,800
Sale of common stock and common stock units	2,244,300	22,400	—	—	—	4,151,600	—	4,174,000
Conversion of preferred stock to common stock	166,700	1,700	—	(2,100)	—	(1,700)	—	—
Common stock issued to employee retirement plans	632,300	6,300	—	—	—	950,700	—	957,000
Common stock issued to pay operating expenses	9,000	100	—	—	—	20,700	—	20,800
Common stock options exercised	653,500	6,600	—	—	—	740,400	—	747,000
Common stock warrants exercised	1,152,800	11,500	(1,152,800)	—	—	2,107,900	—	2,119,400
Common stock warrants issued	—	—	623,300	—	—	—	—	—
Common stock warrants expired	—	—	(28,000)	—	—	—	—	—
Net loss	—	—	—	—	—	—	(4,166,900)	(4,166,900)

Balance at October 3, 2004	17,806,300	178,100	1,508,100	—	—	118,285,100	(110,127,100)	8,336,100
Common stock issued to employee retirement plans	513,700	5,100	—	—	—	1,141,800	—	1,146,900
Common stock issued to pay operating expenses	1,400	—	—	—	—	2,900	—	2,900
Common stock options exercised	128,900	1,300	—	—	—	184,100	—	185,400
Common stock warrants exercised	219,400	2,200	(219,400)	—	—	217,200	—	219,400
Common stock warrants expired	—	—	(54,800)	—	—	—	—	—
Net loss	—	—	—	—	—	—	(1,796,500)	(1,796,500)

Balance at October 2, 2005	18,669,700	$186,700	1,233,900	—	$—	$119,831,100	$(111,923,600)	$8,094,200

See Accompanying Notes to Consolidated Financial Statements

Irvine Sensors Corporation

Consolidated Statements of Cash Flows

	Fiscal Year Ended
	October 2, 2005		October 3, 2004		September 28, 2003
Cash flows from operating activities:
Loss from continuing operations		$(1,619,200)		$(4,017,300)		$(6,175,900)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	$1,735,000		$1,537,600		$1,422,400
Non-cash incentive common stock warrants issued	—		—		56,200
Provision for obsolete inventory	—		—		105,800
Accrued interest on marketable securities	—		—		(100)
Loss on disposal and impairment of assets	5,800		29,700		369,400
Non-cash employee retirement plan contributions	1,120,000		983,800		945,000
Minority interest in net loss of subsidiaries	(9,100)		(12,500)		(7,900)
Common stock issued to pay operating expenses	2,900		20,800		189,700
Noncash transfer of fixed assets to contract expense	108,500		—		—
Decrease (increase) in accounts receivable	84,900		(985,500)		1,453,800
(Increase) decrease in unbilled revenues on uncompleted contracts	(1,038,200)		(332,500)		50,400
Increase in inventory	(239,900)		(184,700)		(288,800)
Decrease (increase) in other current assets	51,000		(86,300)		39,700
(Increase) decrease in other assets	(1,700)		(2,000)		11,000
Increase (decrease) in accounts payable and accrued expenses	685,100		(157,600)		(2,293,200)
Decrease in accrued loss on contracts	(8,400)		(323,900)		(85,700)
Increase (decrease) in advance billings on uncompleted contracts	63,900		(403,200)		293,200
(Decrease) increase in deferred revenue	—		(251,700)		209,900

Total adjustments		2,559,800		(168,000)		2,470,800

Net cash provided by (used in) operating activities		940,600		(4,185,300)		(3,705,100)
Cash flows from investing activities:
Capital facilities and equipment expenditures	(1,848,600)		(1,757,800)		(1,232,100)
Proceeds from sale of fixed assets	1,000		—		—
Acquisition of patents	(119,400)		(146,800)		(202,100)
Decrease in restricted cash	2,300		10,700		—

Net cash used in investing activities		(1,964,700)		(1,893,900)		(1,434,200)
Cash flows from financing activities:
Net proceeds from issuance of preferred stock and common stock warrants	—		—		1,046,100
Net proceeds from issuance of common stock and common stock warrants	—		4,174,000		4,052,300
Proceeds from options and warrants exercised	404,800		2,866,400		869,100
Principal payments of notes payable	—		—		(150,000)
Principal payments of capital leases	(139,800)		(58,100)		(104,100)

Net cash provided by financing activities		265,000		6,982,300		5,713,400
Net cash provided by (used in) discontinued operations		4,600		(5,800)		(103,600)

Net (decrease) increase in cash and cash equivalents		(754,500)		897,300		470,500
Cash and cash equivalents at beginning of period		2,064,100		1,166,800		696,300

Cash and cash equivalents at end of period		$1,309,600		$2,064,100		$1,166,800

Non-cash investing and financing activities:
Equipment financed with capital leases		$94,300		$267,700		$—
Imputed dividend on Series E convertible preferred stock issued		—		—		1,013,100
Common stock issued to settle minority interest		—		—		27,800
Supplemental cash flow information:
Cash paid for interest		$43,000		$80,700		$162,000

See Accompanying Notes to Consolidated Financial Statements

Irvine Sensors Corporation

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Company Operations. The accompanying consolidated financial statements have been prepared for Irvine Sensors Corporation (“ISC”) and its subsidiaries (collectively the “Company”) on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company generated net losses of $4,166,900 and $1,796,500 in the 53 weeks ended October 3, 2004 (“fiscal 2004”) and the 52 weeks ended October 2, 2005 (“fiscal 2005”), respectively. However, the Company had working capital of $2,688,300 at October 2, 2005 and generated net cash flow from operations of $940,600 in fiscal 2005. This outcome was achieved largely as a result of increased contract research and development revenue in fiscal 2005. Management believes, but cannot assure, that contract research and development revenue in the 52 weeks ending October 1, 2006 (“fiscal 2006”) is likely to be approximately sustained at fiscal 2005 levels or increase further, thereby contributing to positive operational cash flow to fund the Company’s operations for at least the next twelve months. Furthermore, management believes, but cannot assure, that the Company will be able to raise additional working capital through equity financings, if required, to additionally fund its operations. This belief is derived from the Company’s historical access to equity capital markets. At October 2, 2005, the Company had total stockholders’ equity of $8,094,200.

Management believes that the Company’s losses in recent years have resulted from a combination of insufficient contract research and development revenue to support the Company’s skilled and diverse technical staff believed to be necessary to support exploitation of the Company’s technologies, amplified by the effects of discretionary investments to productize a wide variety of those technologies. The Company has not yet been successful in most of these product activities, nor has it been able to raise sufficient capital to fund the future development of many of these technologies. Accordingly, the Company has sharply curtailed the breadth of its product investments, and instead has focused on the potential growth of its chip stacking business and, commencing in fiscal 2005, various miniaturized camera products. Based upon backlog and notices and projections of awards from government agencies, management believes that the Company’s contract research and development business in fiscal 2006 will continue to contribute to substantial recovery of its indirect expenses through permitted contract billing rates and that sales of its chip stacking and camera products can provide the necessary margins to absorb indirect expenses that are not fully recovered through its government research and development contract business. Management has developed an operating plan to manage costs in line with estimated total revenues for fiscal 2006, including contingencies for cost reductions if projected revenue growth is not fully realized. Accordingly, management believes that the Company’s operations will generate sufficient cash to meet its continuing obligations for the foreseeable future. However there can be no assurance that projected revenue growth will occur or that the Company will successfully implement its plans. Additionally, if the Company requires additional equity financing to meet its working capital needs, there can be no assurance that suitable financing will be available on acceptable terms, on a timely basis, or at all.

Consolidation. The consolidated financial statements include the accounts of ISC and its subsidiaries, MicroSensors, Inc. (“MSI”), RedHawk Vision Systems, Inc., iNetWorks Corporation, 3D Microelectronics, Inc. and 3D MicroSystems, Inc. Novalog, Inc. (“Novalog”), a subsidiary of the Company, ceased activities late in fiscal 2005 and is reported as discontinued operations. 3D Microelectronics and 3D Microsystems are shell corporations and do not have material assets, liabilities or operations. All significant intercompany transactions and balances have been eliminated in the consolidation.

Fiscal Year. The Company’s fiscal year ends on the Sunday nearest September 30. Fiscal 2005 ended on October 2, 2005 and included 52 weeks. Fiscal 2004 ended on October 3, 2004 and included 53 weeks, a longer fiscal year duration that is generally repeated once every six years. Fiscal 2003 ended on September 28, 2003 and included 52 weeks. Fiscal 2006 will include 52 weeks and will end on October 1, 2006.

Use of Estimates. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The Company believes its estimates of inventory reserves and estimated costs to complete contracts, as further discussed below, to be the most sensitive estimates impacting financial position and results of operations in the near term.

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

During fiscal 2005, the Company decreased its accrued losses on contracts in progress by $8,400. This decrease reflects a change in the Company’s aggregate estimate (excluding contingencies), which management believes reflects ETCs for contracts in progress based on their completion status at October 2, 2005 and current and future technical requirements under the program contracts.

Revenues. The Company’s total revenues during fiscal 2003, fiscal 2004 and fiscal 2005 were primarily derived from contracts to develop prototypes and provide research, development, design, testing and evaluation of complex detection and control defense systems. The Company’s research and development contracts are usually cost reimbursement plus fixed fee, fixed price level of effort or occasionally firm fixed price . The Company’s cost reimbursement plus fixed fee contracts require the Company’s good faith performance of a statement of work within overall budgetary constraints, but with latitude as to resources utilized. The Company’s fixed price level of effort contracts require the Company to deliver a specified number of labor hours in the performance of a statement of work. The Company’s firm fixed price contracts require the Company to deliver specified items of work independent of resources utilized to achieve the required deliverables. Revenues for all types of contracts are recognized as costs are incurred and include applicable fees or profits primarily in the proportion that costs incurred bear to estimated final costs. Costs and estimated earnings in excess of billings under government contracts are accounted for as unbilled revenues on uncompleted contracts. The Company provides for anticipated losses on contracts by a charge to income during the period in which a loss is first identified. The accrual for contract losses is adjusted quarterly based on a review of outstanding contracts. Unbilled revenues on uncompleted contracts are stated at estimated realizable value.

United States government contract costs, including indirect costs, are subject to audit and adjustment by negotiations between the Company and government representatives. Indirect contract costs have been agreed upon through fiscal 2002. Contract revenues have been recorded in amounts that are expected to be realized upon final determination of allowable direct and indirect costs for the affected contracts. (See also Note 12).

The Company’s revenues derived from product sales in fiscal 2003, fiscal 2004 and fiscal 2005 were primarily the result of shipments of stacked chip products, largely memory stacks. Sales of the Company’s miniaturized camera products, including both infrared viewers and visible spectrum cameras, contributed to the Company’s revenues on a limited basis for the first time in fiscal 2005. Production orders for the Company’s products are generally priced in accordance with the Company’s established price list. Memory stack products and visible spectrum cameras are primarily shipped to Original Equipment Manufacturers (“OEMs”). Infrared viewers are system level products that are primarily intended to be shipped to end user customers, initially for military applications. Revenues are recorded when products are shipped. Terms are FOB shipping point. RedHawk is the licensor of a shrink-wrapped software product that has no formal warranty and has not experienced significant returns. Other advanced products have been shipped for developmental and qualification use or have not been sold under formal warranty terms. The Company does not offer contractual price protection on any of its products. Accordingly, the Company does not presently maintain any reserves for returns under warranty or post-shipment price adjustments.

Accounts Receivable. Accounts receivable consists of amounts billed and currently due from customers. The Company monitors the aging of its accounts receivable and related facts and circumstances to determine if an allowance should be established for doubtful accounts.

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

Inventory. Product inventory is valued at the lower of cost or market. Cost of product inventory is determined by the average cost method. This is a change in accounting principle adopted in August 2005 and applied to product inventory valuations in the fourth quarter of fiscal 2005. Prior to that time, the Company utilized the first-in, first-out method for valuation of product inventory. The effect of this change in accounting principle was not material. Inventories are reviewed quarterly to determine salability and obsolescence. A reserve is established for slow moving and obsolete product inventory items. In addition, marketing of specific government budgets and programs is facilitated by the capitalization of material, labor and overhead costs that are recoverable under government research and development contracts. Due to the uncertain timing of such contract awards, the Company maintains significant reserves for this inventory to avoid overstating its value. (See Note 11). At the end of fiscal 2005, the Company took an approximate $97,800 impairment charge from the write-down of inventory related to Novalog’s business, when that subsidiary became a discontinued operation. (See Note 9). Management believes no other indications of impairment of inventory existed at October 2, 2005.

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

Accounting for Stock-Based Compensation. The Company has accounted for stock-based employee compensation as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and, Statement of Financial Accounting Standards (“SFAS”) 123, Accounting for Stock-Based Compensation (“SFAS 123”). SFAS 123 requires pro forma disclosures of net income (loss) and net income (loss) per share as if the fair value based method of accounting for stock-based awards had been applied for employee grants. Such disclosure for the three fiscal years ended October 2, 2005 is presented below, adjusted to reflect the 1-for-20 reverse stock split effected in September 2001. The Company accounts for stock options and warrants issued to non-employees based on the fair value method, but has not elected this treatment for grants to employees through October 2, 2005. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the vesting period.

	No. of Shares	Range of Exercise Prices	Weighted Average Exercise Price
Options outstanding at September 29, 2002	1,506,000	$0.77 to $63.44	$3.13
Granted	1,183,300	0.86 to 1.70	1.27
Exercised	(159,600)	0.86 to 1.35	1.11
Cancelled	(69,200)	0.86 to 59.10	1.97
Expired	(18,300)	27.19 to 38.44	31.52

Options outstanding at September 28, 2003	2,442,200	$0.77 to $63.44	$2.21
Granted	1,317,300	1.32 to 3.62	3.12
Exercised	(653,500)	0.77 to 1.56	1.14
Cancelled	(71,000)	1.04 to 59.10	1.65
Expired	(19,700)	20.60 to 59.10	43.31

Options outstanding at October 3, 2004	3,015,300	$0.77 to $63.44	$2.53
Granted	2,367,600	2.20 to 2.64	2.35
Exercised	(128,900)	1.04 to 2.15	1.44
Cancelled	(110,300)	2.15 to 43.75	2.43
Expired	(15,700)	25.62 to 63.44	33.93

Options outstanding at October 2, 2005	5,128,000	$0.77 to $63.44	$2.38

The exercise prices of the options granted during the three fiscal years ended October 2, 2005 as presented above, were equal to the closing price of the Company’s common stock at the date of grant. Additionally, included in the table above is an option to purchase 75,000 shares that was granted to a non-employee consultant during the fiscal year ended September 28, 2003. The fair value of this option, calculated using the Black-Scholes option-pricing model, was $56,200, which has been included in general and administrative expense for fiscal 2003.

A summary of outstanding options exercisable under the Company’s 2000, 2001 and 2003 Qualified and Non-Qualified Plans at October 2, 2005 is shown below.

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price - Outstanding Options	Number Exercisable	Weighted Average Exercise Price - Exercisable Options
$ 0.77 - $1.16	1,018,100	6.5	$1.07	1,018,100	$1.07
1.17 - 1.70	631,500	7.7	1.40	558,500	1.37
1.71 - 2.51	1,472,400	9.5	2.18	1,143,000	2.17
2.52 - 3.62	1,966,000	9.1	3.04	1,920,200	3.04
26.56	40,000	5.2	26.56	40,000	26.56

	5,128,000			4,679,800

Pursuant to SFAS 123, the Company is required to disclose the effects on the net loss and per share data as if the Company had elected to use the fair value approach to account for all of its employee stock-based compensation plans. Had the compensation cost for all of the Company’s option plans, including those of its subsidiaries, been determined using the fair value method, the compensation expense would have increased the Company’s net loss for the fiscal years ended October 2, 2005, October 3, 2004 and September 28, 2003 as shown below. (See also Note 6 for calculation of net loss applicable to common stockholders.)

	Fiscal year ended
	October 2, 2005	October 3, 2004 (restated)	September 28, 2003 (restated)
Actual net loss	$(1,796,500)	$(4,166,900)	$(7,358,200)
Pro forma compensation expense	(2,306,600)	(1,554,100)	(1,462,800)

Pro forma net loss	$(4,103,100)	$(5,721,000)	$(8,821,000)

Actual net loss per share	$(0.10)	$(0.26)	$(0.82)

Pro forma net loss per share	$(0.22)	$(0.36)	$(0.98)

The pro forma amount was determined by estimating the fair value of each option granted during the respective fiscal year on its grant date using the Black-Scholes option-pricing model. In the fiscal year ended October 2, 2005, the Company applied assumptions of no dividend yield; risk-free interest rates ranging from 3.09% to 4.07%, which approximated the Federal Reserve Board’s rate for treasuries at the time granted; expected lives of one to four years; and volatility rates of 48% to 77%. In the fiscal year ended October 3, 2004, the Company applied assumptions of no dividend yield, risk-free interest rates ranging from 2.16% to 3.10% which approximate the Federal Reserve Board’s rates for treasuries at the time granted; expected lives of one to five years; and volatility rates of approximately 70%. In the fiscal year ended September 28, 2003, the Company applied assumptions of no dividend yield, risk-free interest rates ranging from 1.59% to 2.15%, which approximate the Federal Reserve Board’s rates for treasuries at the time granted; an expected life of three years; and volatility rates ranging from 76.2% to 151.4%. The pro-forma amounts were allocated over the vesting periods of the respective options.

The tabular presentation above includes corrections to these allocations for the fiscal years ended October 3, 2004 and September 28, 2003 to reflect this vesting period allocation method as opposed to a lifetime-of-option allocation method erroneously used in prior annual reports. These corrections increased the pro-forma compensation expense for the fiscal year ended October 3, 2004 by $1,039,500, or $0.06 per share, from the previously reported amounts of $514,600 and $0.30 per share, respectively and increased the pro-forma compensation expense for the fiscal year ended September 28, 2003 by $404,800, or $0.04 per share from the previously reported amounts of $1,058,000 and $0.94 per share, respectively.

There were no options granted by the Company’s subsidiaries during the fiscal years ended October 2, 2005, October 3, 2004 and September 28, 2003. During the fiscal year ended October 2, 2005, the Company granted options to purchase 2,367,600 shares of the Company’s common stock, with a weighted average exercise price of $2.35 per share and a weighted average fair value of $0.95 per share. During the fiscal year ended October 3, 2004, the Company granted options to purchase 1,317,300 shares of the Company’s common stock, with a weighted average exercise price of $3.12 per share and a weighted average fair value of $1.24 per share. During the fiscal year ended September 28, 2003, the Company granted options to purchase 1,183,300 shares of the Company’s common stock, with a weighted average exercise price of $1.27 per share and a weighted average fair value of $0.96 per share.

Effective October 3, 2005 (the “implementation date”), the beginning of fiscal 2006, the Company will account for stock-based compensation under Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share Based Payment (“SFAS 123(R)”). Pursuant to SFAS 123(R), the Company will be required to expense against the Company’s reported earnings: (1) the fair value of all option grants or stock issuances made to employees or directors on or after the implementation date; and (2) a portion of the fair value of each option and stock grant made to employees or directors prior to the implementation date that represents the unvested portion of these share-based awards as of such implementation date. These amounts will be expensed after the implementation date over the respective vesting periods of each award. Additionally, if it chooses to do so, SFAS 123(R) permits the Company to adopt the new share-based award accounting by retrospectively restating results for all periods presented to facilitate period-to-period comparison. The Company does not intend to apply SFAS 123(R) retroactively to other periods presented. The Company believes that the adoption of SFAS 123(R) will have a negative impact on its consolidated financial statements in an amount yet to be determined, based on the Company’s future stock-based compensation practices.

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

Long-Lived Assets. The Company continually monitors events or changes in circumstances that could indicate that the carrying amount of long-lived assets to be held and used, including intangible assets, may not be recoverable. The determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. When impairment is indicated for a long-lived asset, the amount of impairment loss is the excess of net book value over fair value. In fiscal 2003, the Company took an approximate $130,300 impairment charge associated with specialized capital equipment utilized by one of the Company’s subsidiaries and that is leased to a licensee of some of the Company’s technology. This charge was in recognition of the expiration of the licensee’s facility lease at the end of fiscal 2004 and the corresponding uncertainty as to the extension of the equipment leasing relationship thereafter. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. At the end of fiscal 2005, the Company took an approximate $44,500 impairment charge from the abandonment of fixed assets related to Novalog’s business, when that subsidiary became a discontinued operation. (See Note 9). Management believes no other indications of impairment of long-lived assets existed at October 2, 2005.

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

Concentration of Credit Risk. The Company has cash deposits at U.S. banks and financial institutions, which exceed federally insured limits at October 2, 2005. The Company is exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institution; however, the Company does not anticipate non-performance.

Reclassifications. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

Recently Issued Accounting Pronouncements. In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs (“SFAS 151”), which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005, which in the case of the Company would be fiscal 2006, which begins on October 3, 2005. The Company does not believe the adoption of SFAS 151 will have a material impact on its consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”) which replaces Accounting Principles Board Opinion No. 20 Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2007, which begins October 2, 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition, but does not expect it to have a material impact.

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

2003 Non-Cash Transactions

The 891,000 shares of common stock issued during fiscal 2003 in non-cash transactions were issued in the following amounts:

(1) 534,000 shares were issued to effectuate an aggregate of $712,300 of non-cash contributions by the Company to the Company’s employee retirement plan, the Cash or Deferred & Stock Bonus Plan (“ESBP”), with 429,800 of said shares being issued in December 2002 and 104,200 of said shares being issued in August 2003. Of the aggregate contribution value, $17,200 was attributed to the settlement of contribution expense accrued, but not paid as of September 29, 2002, and $695,000 was a contribution for fiscal 2003. (See Note 15).

(2) 43,300 shares of common stock were issued pursuant to the Company’s 2001 Compensation Plan to former employees, in consideration for the non-cash cancellation of $59,750 payable under Settlement Agreements related to past services rendered to the Company. As a result of one of these Settlement Agreements, RedHawk realized a non-recurring gain of $39,100 related to the discharge of accrued obligations.

(3) 25,000 shares of common stock were issued pursuant to one of the Settlement Agreements discussed immediately above to a former CEO and director of RedHawk, in consideration for the redemption of the former CEO’s ownership interest in RedHawk, representing approximately 11% of RedHawk’s then outstanding common stock. The fair market value of the shares of the Company’s common stock at the time of issuance was $27,750.

(4) 88,700 shares of common stock were issued in December 2002 to the Company’s litigation counsel pursuant to a Payment Agreement in consideration of cancellation of indebtedness in connection with the settlement of $130,000 payable to such counsel for past services rendered to the Company.

(5) An aggregate of 200,000 shares of the Company’s common stock were issued to the Company’s Non-Qualified Deferred Compensation Plan, 100,000 shares of which was authorized in September 2002 and issued and placed into a Rabbi Trust in June 2003, and 100,000 shares of which were issued and placed into the same Rabbi Trust in September 2003. The Company had previously recorded $110,000 of compensation expense in fiscal 2002 for the first 100,000 share contribution and recorded a $140,000 compensation expense in fiscal 2003 for the second 100,000 share contribution, reflecting the value of the stock on the respective dates of the authorized contributions. The Company has presented this $250,000 contribution value as a contra-equity account and a deferred compensation obligation in the Stockholders’ Equity section of the accompanying consolidated balance sheets at September 28, 2003.

The value of all of the foregoing non-cash issuances of common stock was based on the closing sales price of the Company’s common stock as then reported by the Nasdaq SmallCap Market (now known as the Nasdaq Capital Market) on the dates that the various transactions were authorized by the Company’s Board of Directors or the date that negotiations related to the transaction were completed.

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

2004 Non-Cash Transactions

The 641,200 shares of common stock issued during fiscal 2004 in non-cash transactions were issued in the following amounts:

(1) 532,300 shares were issued to effectuate an aggregate of $725,000 of non-cash contributions by the Company to the Company’s ESBP, with 500,000 of said shares being issued in November 2003 and 32,300 of said shares being issued in August 2004. Of the aggregate contribution value, $17,200 was attributed to the settlement of contribution expense accrued, but not paid as of September 29, 2002, and $695,000 was a contribution for fiscal 2003. (See Note 14).

(2) 100,000 shares were issued in August 2004, valued at $232,000 to the Company’s Non-Qualified Deferred Compensation Plan, said 100,000 shares being placed into a previously established Rabbi Trust that holds contributions to the Non-Qualified Deferred Compensation Plan. At October 3, 2004, the inclusion of the fiscal 2004 contribution and the prior fiscal year contributions resulted in the Rabbi Trust holding a total of 300,000 shares of the Company’s common stock with a valuation of $482,000, reflecting the aggregate value of the common stock on the respective dates of the authorized contributions. The Company has presented this $482,000 aggregate contribution value as a contra-equity account and a deferred compensation obligation in the Stockholders’ Equity section of the accompanying consolidated balance sheets at October 3, 2004.

(3) 9,000 shares were issued to a service provider as partial consideration for services rendered pursuant to a consulting agreement, 4,500 shares of which were issued in August 2004 and 4,500 shares of which were issued in September 2004. The aggregate fair market value of the 9,000 shares issued to the consultant was $20,800, which expense is included in general and administrative expenses in the accompanying statements of operations for the year ended October 3, 2004.

The value of all of the foregoing non-cash issuances of common stock was based on the closing sales price of the Company’s common stock as then reported by the Nasdaq SmallCap Market (now known as the Nasdaq Capital Market Securities) on the dates that the various transactions were authorized by the Company’s Board of Directors.

2004 Conversions of Preferred Stock

In December 2003, the Company issued 166,700 shares of its common stock pursuant to the conversion of all of the then outstanding shares of the Company’s Series E convertible preferred stock. (See Note 5).

Fiscal 2005 Issuances

During fiscal 2005, the Company issued a total of 863,400 shares of common stock in various transactions. Of this amount, 348,300 shares were issued for cash, realizing aggregate net proceeds of $404,800 and 515,100 shares were issued in non-cash transactions aggregating $1,149,800. These transactions are separately discussed below.

2005 Cash Transactions

Of the 348,300 shares of common stock issued for cash during fiscal 2005, 128,900 shares were issued as a result of the exercise of options by employees, realizing net proceeds to the Company of $185,400. Additionally, 219,400 shares were issued for net proceeds of $219,400 pursuant to the exercise of warrants.

2005 Non-Cash Transactions

The 515,100 shares of common stock issued during fiscal 2005 in non-cash transactions were issued in the following amounts:

(1) 401,500 shares were issued to effectuate an aggregate of $900,000 of non-cash contribution by the Company to the Company’s employee retirement plan, the Cash or Deferred & Stock Bonus Plan (“ESBP”), for fiscal 2005, 363,600 shares of which were issued in November 2004 and 37,900 shares of which were issued in September 2005.

(2) 12,200 shares were issued in November 2004 to effectuate a previously accrued $26,900 contribution to the ESBP for fiscal 2004.

(3) 100,000 shares were issued in December 2004 to make a $220,000 non-cash contribution by the Company to the Company’s Non-Qualified Deferred Compensation Plan for fiscal 2005.

(4) 1,400 shares were issued as bonus stock to certain non-officer employees in consideration for past services rendered, valued in the aggregate at $2,900.

The value of all of the foregoing non-cash issuances of common stock was based on the closing sales price of the Company’s common stock as then reported by the Nasdaq SmallCap Market (now known as the Nasdaq Capital Market) on the dates that the various transactions were authorized by the Company’s Board of Directors.

The following is a summary by category of aggregate equity transactions in fiscal 2003, fiscal 2004 and fiscal 2005 that involved the issuance of the Company’s common stock.

	No. of Shares of Common Stock Issued		Increase in Stockholders’ Equity
Balance at September 29, 2002		7,027,900
Private placements	3,480,800		$4,052,300
Common stock options exercised for cash	159,600		177,500
Common stock warrants exercised for cash	597,300		691,600

Sale of common stock and common stock units for cash		4,237,700		$4,921,400
Issuance to employees under 2001 Compensation Plan	43,300		$59,750
Settlement of minority interest	25,000		27,750
Cancellation of creditors payables	88,700		130,000
Issuance to employee retirement plans	734,000		962,200

Non-cash issuance of common stock		891,000		$1,179,700
Conversion of convertible preferred stock to common stock		791,100		0

Total for fiscal 2003		5,919,800		$6,101,100
Balance at September 28, 2003		12,947,700
Private placements	2,244,300		$4,174,000
Common stock options exercised for cash	653,500		747,000
Common stock warrants exercised for cash	1,152,800		2,119,400

Sale of common stock and common stock units for cash		4,050,600		$7,040,400
Issuance for consulting services provided	9,000		20,800
Issuance to employee retirement plans	632,300		957,000

Non-cash issuance of common stock		641,300		$977,800
Conversion of convertible preferred stock to common stock		166,700		0

Total for fiscal 2004		4,858,600		$8,018,200
Balance at October 3, 2004		17,806,300
Common stock options exercised for cash	128,900		185,400
Common stock warrants exercised for cash	219,400		219,400

Sale of common stock for cash		348,300		$404,800
Issuance for non-officer bonus	1,400		2,900
Issuance to employee retirement plans	513,700		1,146,900

Non-cash issuance of common stock		515,100		$1,149,800

Total for fiscal 2005		863,400		$1,554,600
Balance at October 2, 2005		18,669,700

Note 3 - Common Stock Warrants

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

Warrants to purchase 219,400 shares of the Company’s common stock were exercised during fiscal 2005, and generated net proceeds of $219,400. Warrants to purchase 54,800 shares of the Company’s common stock expired during fiscal 2005.

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

In June 2003, the Company reduced the exercise price of the warrants to purchase 40,000 shares of common stock issued to investors for extension of promissory notes from $2.40 per share to $1.25 share to induce accelerated exercise of the affected warrants. Concurrently, the Company also reduced the exercise price of warrants to purchase 269,800 shares of common stock issued to investors in various private placements from $2.00 per share to $1.25 per share, also to induce accelerated exercise of the affected warrants.

Outstanding Warrants

As of October 2, 2005, warrants to purchase a total of 1,233,900 shares of the Company’s common stock were outstanding, with a weighted average exercise price of $4.96 and exercise prices ranging from $1.00 per share to $240.00 per share, of which 256,700 warrants expire in fiscal year 2006, 300,000 warrants expire in fiscal 2007, 278,800 warrants expire in fiscal 2008 and 398,400 warrants expire in fiscal 2009.

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

Note 6 - Loss per Share

Basic and diluted net loss per common share are the same because the Company had a loss from continuing operations for the fiscal years ended October 2, 2005, October 3, 2004 and September 28, 2003. In fiscal 2003, net loss applicable to common stockholders includes $1,013,100 for the non-cash imputed dividends related to the beneficial conversion feature on the Series E stock (See Note 5).

As presented in the accompanying consolidated statements of operations, basic and diluted net loss per common share for the fiscal years ended October 2, 2005, October 3, 2004 and September 28, 2003 were calculated as follows:

	Fiscal years ended
	October 2, 2005	October 3, 2004	September 28, 2003
Loss from continuing operations	$(1,619,200)	$(4,017,300)	$(6,175,900)
Loss from discontinued operations	(177,300)	(149,600)	(169,200)

Net loss	$(1,796,500)	$(4,166,900)	$(6,345,100)
Imputed dividend on Series E stock issued	—	—	(1,013,100)

Net loss applicable to common stockholders	$(1,796,500)	$(4,166,900)	$(7,358,200)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.09)	$(0.25)	$(0.80)
Loss from discontinued operations	(0.01)	(0.01)	(0.02)

Basic and diluted net loss per share	$(0.10)	$(0.26)	$(0.82)

Weighted average number of common shares outstanding	18,392,500	15,799,200	8,958,200

Excluded from the computation of diluted loss per common share was the maximum number of shares issuable pursuant to outstanding stock options, warrants and convertible preferred stock in the amounts of 6,361,900 shares, 4,523,400 shares and 4,498,300 shares of common stock as of October 2, 2005, October 3, 2004 and September 28, 2003, respectively, because the Company had a loss from operations for all periods presented and to include the representative share increments would be anti-dilutive.

Note 7 - Compensation Plan

In September 2001, the Board of Directors adopted the 2001 Compensation Plan. Under this plan, employees and consultants were entitled to elect to receive shares of common stock of the Company in lieu of the same amount of cash compensation for services previously rendered. The plan permitted the Board of Directors to determine to issue shares at a discount not to exceed 15% from their fair market value. No employees elected to receive shares of common stock pursuant to the 2001 Compensation Plan during fiscal 2004 and fiscal 2005. During fiscal 2003, two former employees elected to receive 43,300 shares of common stock pursuant to Settlement Agreements in exchange for a reduction in accrued compensation obligations of $59,750 pursuant to the 2001 Compensation Plan. (See Note 2.)

Note 8 - Minority Interest in Subsidiaries

MSI did not grant any options to purchase common shares of MSI stock in fiscal 2005, fiscal 2004 and fiscal 2003. As of October 2, 2005, there were options to purchase 270,000 shares of common stock of MSI outstanding, with a weighted average exercise price of $0.70 per share and a weighted average remaining life of 0.11 years. At October 2, 2005, the Company owned 98% of MSI’s common stock.

Novalog did not grant any options to purchase shares of common stock of Novalog in fiscal 2005, fiscal 2004 and fiscal 2003. As of October 2, 2005, there were no options to purchase shares of common stock of Novalog outstanding. At October 2, 2005, the Company owned 96% of Novalog’s common stock.

RedHawk did not grant any options to purchase shares of RedHawk’s common stock in fiscal 2005, fiscal 2004 and fiscal 2003. As of October 2, 2005, there were no options to purchase shares of common stock of RedHawk outstanding. At October 2, 2005, the Company owned 81% of RedHawk’s common stock.

iNetWorks did not grant any options to purchase shares of its common stock in fiscal 2005, fiscal 2004 and fiscal 2003. As of October 2, 2005, there were options to purchase 11,563,000 shares of iNetWorks common stock outstanding with a weighted average exercise price of $0.05 per share and a weighted average remaining life of 6.37 years. At October 2, 2005, the Company owned 95% of iNetWorks’ common stock.

Note 9 - Discontinued Operations

In September 2005, the Company made the decision to no longer sell the products of its Novalog subsidiary. Consequently, the accompanying consolidated financial statements reflect Novalog as discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets. The results of operations and cash flows of Novalog’s business have been classified as discontinued for all periods presented. Novalog had total revenues of $97,800, $233,100 and $977,000 in fiscal 2005, fiscal 2004 and fiscal 2003, respectively.

Notes to these consolidated financial statements reflect the Company’s presentation of discontinued operations. Generally, information in the notes has been restated where amounts were included in net earnings from, or net investment in, discontinued operations.

Note 10 - Related Party Transactions

In March 2003, the trust for the Company’s ESB Plan, on behalf of John C. Carson, the Company’s President and Director, purchased approximately 235,500 shares of the Company’s common stock and a warrant to purchase an additional 177,700 shares of the Company’s common stock in the Company’s private placement of common stock units (See Note 2) for an aggregate purchase price of $259,000 or $2.20 per unit, the same terms offered to other investors in this private placement. The funds invested were derived from the prior years’ accumulation of retirement plan contributions for the benefit of Mr. Carson’s account. In April 2003, the Company sold an additional approximate 769,200 shares of its unregistered common stock to the ESB Plan for the benefit of Mr. Carson for the total purchase price of $1 million or $1.30 per share. This transaction was closed on a date at which the closing bid price of the Company’s common stock on the Nasdaq SmallCap Market (now known as the Nasdaq Capital Market) was $1.22 per share on the closing date of this transaction.

In August 2005, the Company amended and restated its one-year consulting agreement entered into in May 2005, with CTC Aero, LLC, of which one of the Company’s directors, Chris Toffales, is sole owner. In addition to the strategic planning and business development support services to be provided by Mr. Toffales under the terms of the original May 2005 agreement, the August 2005 amendment provides for Mr. Toffales to provide certain assistance with potential acquisition activities of the Company. In the event of an acquisition by the Company during the term of the amended consulting agreement, CTC Aero will earn a success fee equal to 5% of the total acquisition price paid by the Company, provided however, that the success fee shall not be less than $150,000 nor more than $500,000. Mr. Toffales earned $100,900 during fiscal 2005 pursuant to the business development services portion of his contract.

Note 11 - Composition of Certain Financial Statement Captions

	October 2, 2005	October 3, 2004
Accounts receivable and unbilled revenues on uncompleted contracts:
U.S. government	$2,763,300	$778,900
Other customers	465,500	1,563,700

	3,228,800	2,342,600
Less allowance for doubtful accounts	(70,000)	(85,000)

	$3,158,800	$2,257,600

Unbilled amounts of $1,968,800 and $930,600 at October 2, 2005 and October 3, 2004, respectively, represent contract revenues for which billings have not been presented to customers at year-end. These amounts are billed in accordance with applicable contract terms, usually within 30 days. Included in these amounts are unbilled retentions of $160,300 and $170,800 at October 2, 2005 and October 3, 2004, respectively. The unbilled retentions are normally collected upon final audit of costs by the U.S. government.

	October 2, 2005	October 3, 2004
Inventory:
Work in process	$4,376,700	$4,229,100
Finished goods	62,600	69,000

	4,439,300	4,298,100
Less reserve for obsolete inventory	(3,275,000)	(3,318,000)

	$1,164,300	$980,100

In August 2005, the Company adopted the average cost method for valuation of cost of product inventory. Prior to that time, the Company used the first-in, first-out method for valuation of product inventory. This change in accounting principle was applied in the fourth fiscal quarter of the fiscal year ended October 2, 2005 and did not result in a material change in valuation of product inventory. Title to all inventories remains with the Company. Inventoried materials and costs relate to work in process on customers’ orders and on the Company’s generic module parts and memory stacks, which the Company anticipates it will sell to customers including potential R&D contracts. Work in process includes amounts that may be sold as products or under contracts. Such inventoried costs are stated generally at the total of the direct production costs including overhead. Inventory valuations do not include general and administrative expenses. Inventories are reviewed quarterly to determine salability and obsolescence.

Costs on long-term contracts and programs in progress represent recoverable costs incurred. The Company’s marketing involves the identification and pursuit of specific government budgets and programs. The Company is frequently involved in the pursuit of a specific anticipated contract that is a follow-on or related to an existing contract. The Company often determines that it is probable that a subsequent award will be successfully received, particularly if continued progress can be demonstrated against anticipated technical goals of the projected new program while the government goes through its lengthy process required to allocate funds and award contracts. Accordingly, the Company from time-to-time capitalizes material, labor and overhead costs expected to be recovered from a probable new contract. Due to the uncertain timing of such contracts, the Company maintains significant reserves for this inventory to avoid overstating its value. The net book value of such capitalized pre-contract costs, which are included in the caption work in process, at October 2, 2005 and October 3, 2004 was $462,500 and $683,300, respectively.

	October 2, 2005	October 3, 2004
Property and equipment:
Engineering and production equipment	$13,744,500	$11,827,100
Furniture and fixtures	432,500	330,900
Construction in progress	—	705,200
Computer software programs	2,146,500	1,936,600
Leasehold improvements	1,801,800	1,687,600

	18,125,700	16,487,400
Less accumulated depreciation and amortization	(13,073,000)	(11,560,900)

	$5,052,700	$4,926,500

The net book value of assets under capital leases at October 2, 2005 and October 3, 2004 was approximately $263,200 and $284,500, which are net of accumulated depreciation of approximately $238,500 and $122,900, respectively.

	October 2, 2005	October 3, 2004
Patents and trademarks	$1,145,700	$1,034,900
Less accumulated amortization	(392,700)	(286,600)

Patents and trademarks, net	$753,000	$748,300

The Company’s intangible assets consist of patents and trademarks related to the Company’s various technologies, 99% of which represent patents. Capitalized costs include amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of patent and trademark applications. These assets are amortized on a straight-line method over their estimated useful life of ten years. The Company reviews these intangible assets for impairment when and if impairment indicators occur in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). At October 2, 2005, management believed no indications of impairment existed.

The patent and trademark amortization expense for the fiscal year ended October 2, 2005 was $106,100. The unamortized balance of patents and trademarks is estimated to be amortized as follows:

For the Fiscal Year	Estimated Amortization Expense
2006	$113,900
2007	$113,900
2008	$113,900
2009	$113,900
2010	$101,500

Accrued expenses for the fiscal years ended October 2, 2005 and October 3, 2004 consisted of the following:

	October 2, 2005	October 3, 2004
Accrued expenses:
Salaries and wages	$366,500	$297,300
Vacation	464,700	381,700
Payroll taxes	35,000	30,400
Other accrued expenses	183,500	115,100

	$1,049,700	$824,500

Note 12 - Commitments and Contingencies

The Company leases certain facilities and equipment under cancelable and noncancelable capital and operating leases. Future minimum payments under capital lease obligations and operating lease commitments with initial terms in excess of one year at October 2, 2005 are as follows:

Fiscal Year	Capital Leases	Operating Leases
2006	$165,700	$739,800
2007	63,100	767,700
2008	23,700	781,800
2009	3,700	20,800
2010	—	19,200
Thereafter	—	600

Future minimum lease payments	256,200	$2,329,900

Amounts representing interest	(26,700)

Present value of net minimum lease payments	229,500
Less current portion	(148,500)

	$81,000

Total rent expense for operating leases amounted to $658,900, $671,900 and $723,100 for the fiscal years ended October 2, 2005, October 3, 2004 and September 28, 2003, respectively. The assets leased under capital lease agreements (see Note 11) are pledged as collateral against the underlying lease obligations.

The Company’s reimbursable indirect expense rates for government contracts have been audited through the fiscal year ended September 29, 2002. The Federal Government has a proposed claim for recovery of $152,400 pursuant to the fiscal 2001 indirect rate audit. Pursuant to Federal Acquisition Regulations, the Company believes that it has a basis for waiver of this claim and has submitted a formal request for such waiver. Therefore, the accompanying consolidated financial statements do not include any accrual for potential loss, if any, related to this claim. This request is currently pending. The Government indirect rate audit for the fiscal year ended September 28, 2003 is scheduled to begin in January 2006. Government indirect rate audits for the fiscal years October 3, 2004 and October 2, 2005 have not yet been scheduled.

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

In August 2004, a consultant who was engaged by the Company’s iNetWorks subsidiary to locate capital for iNetWorks filed a lawsuit in Orange County Superior Court for breach of contract against iNetWorks and against the Company as the alleged alter ego of iNetWorks. In his complaint, the consultant alleged that iNetWorks breached a Finder’s Agreement with the consultant and sought an unspecific amount of damages. In discovery, the consultant claimed that he was owed $5.2 million. In September 2004, the Company and iNetWorks filed an answer denying all of the allegations contained in the complaint. In June 2005, the Company and iNetWorks filed Motions for Summary Judgment requesting dismissal of the alter ego claims against the Company and the breach of contract claims against iNetWorks. The Court tentatively ruled in favor of the Company and iNetWorks on the Motions for Summary Judgment in September 2005. A final hearing on the Motions for Summary Judgment was set for October 28, 2005 to give the parties time to discuss possible settlement of the litigation. In order to avoid future legal risks and expenses, including expenses of any appeal of a final ruling on the Motions for Summary Judgment, the parties agreed to a settlement in October 2005 in which the Company agreed to issue 40,000 shares of its common stock to the plaintiff, valued at $94,800. The plaintiff dismissed the litigation on October 27, 2005 and released any and all claims related to prior interactions with the Company and iNetWorks. The Company has accrued the settlement amount of $94,800 as of October 2, 2005, which amount is included in accrued expenses in the accompanying consolidated balance sheet. The associated loss has been presented in other expense in the accompanying consolidated statement of operations for the year ended October 2, 2005.

Note 13 - Income Taxes

The tax effect of significant temporary items comprising the Company’s deferred taxes as of October 2, 2005 and October 3, 2004, are as follows:

	October 2, 2005	October 3, 2004
Current deferred tax assets:
Reserves not currently deductible	$363,000	$252,000
Long-term deferred tax assets:
Operating loss carryforwards	37,321,000	36,913,000
Tax credit carryforwards	2,209,000	2,215,000
Valuation allowance	(39,893,000)	(39,380,000)

Net deferred tax asset	$—	$—

The differences between the Company’s effective income tax rate and the statutory U.S. federal income tax rate for the fiscal years ended October 2, 2005, October 3, 2004 and September 28, 2003, respectively, related primarily to the total valuation allowance changing $513,000 from October 3, 2004 to October 2, 2005 and $2,262,000 from September 28, 2003 to October 3, 2004.

The provision for income taxes for the fiscal years ended October 2, 2005, October 3, 2004 and September 28, 2003 consists of provisions for state franchise taxes of $16,100, $19,100 and $15,000, respectively. No provisions for federal income taxes have been made in these fiscal years due to the Company’s net operating losses.

At October 2, 2005, the Company had net operating loss carryforwards of approximately $100,753,000 for financial reporting and federal income tax purposes expiring in varying amounts from fiscal year 2006 through fiscal year 2025, and $35,803,000 for California tax purposes expiring in varying amounts from fiscal year 2006 through fiscal year 2015, available to offset future federal and California taxable income. In addition, as of October 2, 2005, the Company had investment tax credits and qualified research credits of $380,000 and $1,662,000, respectively, expiring in varying amounts through fiscal year 2025 and available to offset future income taxes. The ability of the Company to utilize the net operating loss and credit carryforwards may be restricted by certain provisions of the Internal Revenue Code due to changes in ownership of the Company’s common stock.

Note 14 - Stock Option Plans and Employee Retirement Plan

In November 1998, the Board of Directors approved the 1999 Stock Option Plan (the “1999 Plan”). Under the 1999 Plan, options to purchase an aggregate of 50,000 shares of the Company’s common stock may be granted to both key management employees and non-employee directors. The 1999 Plan was ratified by stockholders at the Company’s Annual Stockholders Meeting in February 1999. Options granted under the 1999 Plan may be either incentive stock options or non-statutory stock options. As of October 2, 2005, there were no options outstanding under the 1999 Plan.

In October 2000, the Board of Directors approved the 2000 Non-Qualified Option Plan (the “2000 Plan”). Under the 2000 Plan, options to purchase an aggregate of 75,000 shares of the Company’s common stock may be granted to both key management employees and non-employee directors. Options granted under the 2000 Plan may only be non-statutory stock options. Requirements for participation, exercise price and other terms of the 2000 Plan are similar to the 1999 Plan except for the limitation to non-statutory options. As of October 2, 2005, options to purchase 40,000 shares of the Company’s common stock at an exercise price of $26.56 per share were outstanding under the 2000 Plan, of which options to purchase 40,000 shares were exercisable at October 2, 2005.

In December 2000, the Board of Directors approved the 2001 Stock Option Plan (the “2001 Plan”). Under the 2001 Plan, options to purchase an aggregate of 75,000 shares of the Company’s common stock may be granted to both key management employees and non-employee directors. The 2001 Plan was ratified by stockholders at the Company’s Annual Stockholders Meeting in March 2001. Options granted under the 2001 Plan may be either incentive stock options or non-statutory stock options. Requirements for participation, exercise price and other terms are similar to the 1999 Plan. As of October 2, 2005, options to purchase 38,800 shares of the Company’s common stock were outstanding under the 2001 Plan at exercise prices ranging from $1.15 to $1.16 per share, of which options to purchase 38,800 shares were exercisable at October 2, 2005.

In October 2001, the Board of Directors adopted the 2001 Non-Qualified Option Plan, pursuant to which options to purchase an aggregate of 1,500,000 shares of the Company’s common stock may be granted to attract and retain employees and directors. Only non-statutory options may be issued under the 2001 Non-Qualified Option Plan. As of October 2, 2005, options to purchase 896,700 shares of the Company’s common stock were outstanding under the 2001 Non-Qualified Option Plan at exercise prices ranging from $0.77 to $1.35 per share, of which options to purchase 896,700 shares were exercisable at October 2, 2005.

In December 2002, the Board of Directors adopted the 2003 Stock Incentive Plan (the “2003 Plan”), pursuant to which options to purchase an aggregate of 1,500,000 shares of the Company’s common stock may be granted to employees, directors and bona fide consultants of the Company and its subsidiaries. Incentive stock options, non-statutory stock options and restricted stock grants may be issued under the 2003 Plan. The 2003 Plan was approved and ratified by stockholders at the Company’s 2003 Annual Stockholders Meeting in March 2003. At the Company’s Annual Stockholders Meeting in March 2004, the Company’s stockholders approved an amendment to the 2003 Plan increasing the number of shares of common stock issuable pursuant to options or restricted stock grants under the 2003 Plan from an aggregate of 1,500,000 shares to an aggregate of 2,400,000 shares. At the Company’s Annual Stockholders Meeting in March 2005, the Company’s stockholders approved an additional amendment to the 2003 Plan increasing the number of shares of common stock issuable pursuant to options or restricted stock grants under the 2003 Plan from an aggregate of 2,400,000 shares to an aggregate of 4,900,000 shares. As of October 2, 2005, options to purchase 4,152,500 shares of the Company’s common stock were outstanding under the 2003 Plan at exercise prices ranging from $1.04 to $3.62 per share, of which options to purchase 3,704,300 shares were exercisable at October 2, 2005.

The Boards of Directors of the Company’s subsidiaries have adopted, and the Company has approved, stock option plans. Under the subsidiary option plans, options may be granted to employees, non-employee directors and other individual service providers of the subsidiary or the Company. Options granted under the subsidiary option plans may be either incentive stock options or non-statutory stock options. As of October 2, 2005, the Company’s subsidiaries have granted outstanding options to purchase an aggregate of 11,830,000 shares of their respective common stock, all of which options were exercisable at October 2, 2005. (See Note 8).

In fiscal 1982, the Company established an employee retirement plan, which is effective for fiscal year 1982 and thereafter. This plan provides for annual contributions to the Company’s Stock Bonus Trust (“SBT”) to be determined by the Board of Directors and which will not exceed 15% of total payroll. At the discretion of the Trustee, the SBT will purchase common stock at fair market value or other interest-bearing securities or investments for the accounts of individual employees who will gain a vested interest of 20% in their accounts after their first year of service, and 20 % each year of service thereafter, until fully vested after five years of service. That portion of cash or stock held in an employee’s account and not vested at termination of employment will be redistributed in accordance with a prearranged formula. Management believes that the contributions made by the Company to the SBT, to the extent they relate to government cost-plus-fixed-fee contracts, will be reimbursable by the U.S. government. In fiscal years 2005, 2004 and 2003, the Company’s contributions to the SBT were 401,500, 532,200 and 520,200 shares of common stock, respectively, which had estimated market values of $900,000, $725,000 and $695,000, respectively. In addition, there was $17,300 of accrued contribution for fiscal 2002 at September 29, 2002 that was subsequently effectuated by the issuance of 13,800 shares of the Company’s common stock to the SBT in December 2002. In November 2004, the Company issued 12,200 shares of its common stock to the SBT to effectuate an accrued fiscal 2004 contribution of $26,900. In November 2004, the Company issued 363,600 shares to the SBT with an estimated market value of $800,000 to effectuate a contribution for fiscal 2005. In September 2005, the Company issued 37,900 shares of its common stock with a market value of $100,000 to the SBT as a additional contribution for fiscal 2005. Subsequent to October 2, 2005, the Company issued 421,900 shares to the SBT with an estimated market value of $1,000,000 to effectuate a contribution for fiscal 2006.

In September 2002, the Company authorized a non-qualified retirement plan for key employees with service then in excess of twelve years and an initial contribution to this plan of 100,000 shares of the Company’s common stock, to be effectuated upon completion of appropriate plan documentation. The Company accrued $110,000 of expense for this contribution at September 29, 2002, the market value of the shares on the date that the contribution was authorized, and the shares were issued in June 2003 to a Rabbi Trust to be held for the benefit of this plan’s beneficiaries. In September 2003, the Company authorized an additional contribution of 100,000 shares of the Company’s common stock to this plan. The shares, with a market value of $140,000, were issued to the Rabbi Trust in September 2003. In June 2004, the Company authorized an additional contribution of 100,000 shares of the Company’s common stock to the plan. The shares, with a market value of $232,000, were issued to the Rabbi Trust in July 2004. In November 2004, the Company authorized an additional contribution of 100,000 shares of the Company’s common stock to the plan. The shares, with a market value of $220,000, were issued to the Rabbi Trust in December 2004. Subsequent to October 2, 2005, the Company authorized a fiscal 2006 contribution of 100,000 shares of the Company’s common stock to the plan. The shares, with a market value of $237,000, were issued to the Rabbi Trust in October 2005.

Note 15 - Concentration of Revenues and Sources of Supply

In fiscal 2005, direct contracts with the U.S. government accounted for 47% of the Company’s total revenues, and second-tier government contracts with prime government contractors accounted for 45% of total revenues. The remaining 8% of the Company’s total revenues were derived from non-government sources. Of the 92% derived directly or indirectly from U.S. government agencies, SAIC, a government contractor, the U.S. Army, DARPA and the U.S. Air Force accounted for 26%, 18%, 15% and 10%, respectively, of total revenues. Loss of any of these customers or contracts would have a material adverse impact on our business, financial condition and results of operations. No single non-governmental customer accounted for more than 10% of the total consolidated revenues.

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

The Company primarily uses contract manufacturers to fabricate and assemble its stacked chip, microchip and sensor products. At current limited levels of sales, the Company typically uses a single contract manufacturer for such products and, as a result, is vulnerable to disruptions in supply. The Company also uses contract manufacturers for production of its visible camera products, except for final testing, which the Company performs itself. The Company currently assembles, calibrates and tests its thermal camera and software products itself, given the relatively low volumes of these products. The Company’s various thermal and visible camera products presently rely on a limited number of suppliers of imaging chips that meet the quality and performance requirements of the Company’s products, which makes the Company vulnerable to potential disruptions in supply of such imaging chips.

Note 16 - Summarized Quarterly Financial Information (Unaudited)

The following table presents the Company’s operating results for each of the eight fiscal quarters in the period ended October 2, 2005. The information for each of these quarters is unaudited and has been prepared on the same basis as the Company’s audited consolidated financial statements. In the opinion of management, all necessary adjustments have been included to fairly present the unaudited quarterly results. This data should be read together with the consolidated financial statements and the notes thereto included herein. See Note 1 for discussion of the restated pro-forma compensation expense.

	Quarter Ended
	January 2, 2005	April 3, 2005	July 3, 2005	October 2, 2005
Fiscal 2005
Total revenues	$4,133,300	$6,070,400	$6,198,800	$6,646,500
Loss from operations	(1,161,600)	(111,300)	(34,900)	(173,900)
Loss from continuing operations	(1,173,400)	(119,600)	(46,800)	(279,400)
Loss from discontinued operations	(2,800)	(14,300)	(12,000)	(148,200)
Net loss	(1,176,200)	(133,900)	(58,800)	(427,600)

Net loss per share:
From continuing operations	(0.07)	(0.01)	(0.00)	(0.01)
From discontinued operations	(0.00)	(0.00)	(0.00)	(0.01)

Basic and diluted net loss per share	$(0.07)	$(0.01)	$(0.00)	$(0.02)
Pro-forma net loss, as previously reported	(1,279,400)	(246,100)	(173,300)	not applicable
Pro-forma net loss, as restated	(1,230,600)	(1,063,300)	(406,400)	not applicable
Pro-forma basic and diluted net loss per share, as previously reported	(0.07)	(0.01)	(0.01)	not applicable
Pro-forma basic and diluted net loss per share, as restated	(0.07)	(0.06)	(0.02)	not applicable
Weighted average shares outstanding	17,953,300	18,431,900	18,514,100	18,573,300

	Quarter Ended
	December 28, 2003	March 28, 2004	June 27, 2004	October 3, 2004
Fiscal 2004
Total revenues	$3,350,000	$2,420,800	$3,496,600	$4,419,300
Loss from operations	(808,600)	(1,569,900)	(676,800)	(846,800)
Loss from continuing operations	(842,900)	(1,589,500)	(714,900)	(870,000)
Loss from discontinued operations	(54,900)	(22,100)	(5,100)	(67,500)
Net loss	(897,800)	(1,611,600)	(720,000)	(937,500)

Net loss per share:
From continuing operations	(0.06)	(0.11)	(0.05)	(0.05)
From discontinued operations	(0.01)	(0.00)	(0.00)	(0.00)

Basic and diluted net loss per share	$(0.07)	$(0.11)	$(0.05)	$(0.05)

Pro-forma net loss, as previously reported	(1,001,200)	(1,724,100)	(862,100)	not applicable
Pro-forma net loss, as restated	(939,900)	(2,624,700)	(1,086,700)	not applicable
Pro-forma basic and diluted net loss per share, as previously reported	(0.07)	(0.11)	(0.05)	not applicable
Pro-forma basic and diluted net loss per share, as restated	(0.07)	(0.17)	(0.07)	not applicable
Weighted average shares outstanding	13,592,700	15,265,500	15,945,800	17,682,400

Note 17 - Reportable Segments

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

Currently, the Company’s product segment consists primarily of stacked semiconductor chip assemblies. The Company has developed a family of standard products consisting of stacked memory chips that are used for numerous applications, both governmental and commercial. The Company also provides stacking services under contracts with third parties. The benefits of these stacked products generally include improving speed and reducing size, weight and power usage as compared to mounting such semiconductors separately in electronic products. In addition, the product segment also includes various types of small and miniature cameras. The Company’s initial camera products include units that use infrared sensors to create images by sensing the heat emitted by objects being viewed and units that create images from visible and near-visible light. Both types of units are intended for use in a variety of potential security and surveillance applications. The Company discontinued operations related to infrared communications chips in September 2005.

The Company’s management evaluates financial information to review the performance of the Company’s research and development contract business separately from the Company’s product business, but only to the extent of the revenues and the cost of revenues of the two segments. Because the various indirect expense operations of the Company, as well as its assets, now support all of its revenue-generating operations in a matrix manner, frequently in circumstances in which a distinction between research and development contract support and product support is difficult to identify, segregation of these indirect costs and assets is impracticable. The revenues and gross profit or loss of the Company’s two reportable segments for fiscal years 2005, 2004 and 2003 are shown in the following table. The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies.

	Fiscal years ended
	October 2, 2005	October 3, 2004	September 28, 2003
Contract research and development revenue	$20,664,300	$11,879,700	$10,367,900
Cost of contract research and development revenue	15,310,100	7,785,900	7,790,200

Contract research and development segment gross profit	$5,354,200	$4,093,800	$2,577,700
Product sales	$2,287,700	$1,724,300	$1,237,000
Cost of product sales	1,944,100	1,744,000	1,627,100

Product segment gross profit (loss)	$343,600	$(19,700)	$(390,100)

Reconciliations of segment revenues to total revenues are as follows:

	Fiscal years ended
	October 2, 2005	October 3, 2004	September 28, 2003
Contract research and development revenue	$20,664,300	$11,879,700	$10,367,900
Product Sales	2,287,700	1,724,300	1,237,000
Other revenue	97,000	82,700	60,400

Total revenues	$23,049,000	$13,686,700	$11,665,300

Reconciliations of segment gross profit to loss from continuing operations before minority interest and provision for income taxes are as follows:

	Fiscal years ended
	October 2, 2005	October 3, 2004	September 28, 2003
Contract research and development segment gross profit	$5,354,200	$4,093,800	$2,577,700
Product segment gross profit (loss)	343,600	(19,700)	(390,100)

Net segment gross profit	5,697,800	4,074,100	2,187,600
Add (deduct)
Other revenue	97,000	82,700	60,400
General and administrative expense	(6,447,000)	(5,989,600)	(5,298,800)
Research and development expense	(829,500)	(2,069,300)	(2,594,500)
Interest expense	(43,000)	(82,800)	(154,600)
Other expense	(94,800)	—	—
Loss on disposal of assets	(5,800)	(29,700)	(369,400)
Interest and other income	13,100	3,900	500

Loss from continuing operations before minority interest and provision for income taxes	$(1,612,200)	$(4,010,700)	$(6,168,800)

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
Fiscal year ended October 2, 2005:
Allowance for doubtful accounts	$85,000	$60,000	$75,000	$70,000
Inventory reserves	$3,318,000	$—	$43,000	$3,275,000
Fiscal year ended October 4, 2004:
Allowance for doubtful accounts	$57,700	$75,000	$47,700	$85,000
Inventory reserves	$3,275,000	$43,000	$—	$3,318,000
Fiscal year ended September 28, 2003:
Allowance for doubtful accounts	$76,300	$12,500	$31,100	$57,700
Inventory reserves	$8,526,400	$105,800	$5,357,200	$3,275,000

Irvine Sensors Corporation

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Irvine Sensors Corporation

Costa Mesa, California

We have audited the accompanying consolidated balance sheets of Irvine Sensors Corporation as of October 2, 2005 and October 3, 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended October 2, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included considerations of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Irvine Sensors Corporation as of October 2, 2005 and October 3, 2004, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended October 2, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II for each of the three years in the period ended October 2, 2005. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.

As discussed in Note 1, the Company restated its pro-forma disclosures related to SFAS No. 123, Accounting for Stock-Based Compensation.

/s/ Grant Thornton LLP

Irvine, California

December 2, 2005