Form 10-K/A
period 2005-10-02
IRVINE SENSORS CORP/DE/
filed 2006-01-30
CIK 357108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.    Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

IRVINE SENSORS CORPORATION

ANNUAL REPORT ON FORM 10-K/A (AMENDMENT NO. 1)

FOR THE FISCAL YEAR ENDED OCTOBER 2, 2005

EXPLANATORY NOTE

On December 15, 2005, Irvine Sensors Corporation (the “Company”) filed with the Securities and Exchange Commission (the “SEC”) its Annual Report on Form 10-K for its fiscal year ended October 2, 2005 (the “Initial Form 10-K”). In accordance with SEC rules, the Company incorporated by reference Part III of the Initial Form 10-K from the definitive Proxy Statement to be filed by the Company in connection with its 2006 Annual Stockholders’ Meeting, which the Company anticipated filing on or before January 30, 2006. Since filing the Initial Form 10-K, the Company has determined that it will be unable to file its definitive Proxy Statement prior to the January 30 deadline and, in accordance with SEC rules, must file an amendment to its Initial Form 10-K to include the disclosures required by Part III of Form 10-K.

This Amendment No. 1 on Form 10-K/A amends Part III of the Initial Form 10-K in order to include those disclosures required by Part III of Form 10-K. This Amendment No.1 also deletes the incorporation by reference of the Company’s definitive Proxy Statement from the cover page and updates the signature page, Item 15 of Part IV, and Exhibits 31.1, 31.2 and 32.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the complete text of each of Items 10, 11, 12, 13 and 14 of Part III and Item 15 of Part IV, as amended, is set forth below. This Amendment No. 1 speaks as of the original filing date of the Initial Form 10-K and reflects only the changes discussed above. No other information included in the Initial Form 10-K, including the information set forth in Part I, Part II, the financial statements and the footnotes thereto, has been modified or updated in any way.

PART III

Item 10. Directors and Executive Officers of the Registrant

(1) Directors, Executive Officers and Related Information.

Directors and Executive Officers

The following table and the biographical information below sets forth certain information regarding the Company’s directors and executive officers as of December 31, 2005:

Name	Age	Position with Company/Principal Occupation
Mel R. Brashears (3)	60	Chairman of the Board
John C. Carson	67	Chief Executive Officer, President and Director
Marc Dumont (1)(2)(3)	62	Director
Martin Hale, Jr. (2)(3)	34	Director
Thomas M. Kelly (1)(2)	64	Director
Clifford Pike (1)(2)	63	Director
Frank Ragano (3)	77	Director
Robert G. Richards	77	Director
Chris Toffales	49	Director
Dr. Joseph Carleone	59	Senior Vice President and Chief Product Officer
Timothy L. Looney	54	Vice President
Dr. Volkan Ozguz	50	Senior Vice President
John J. Stuart, Jr.	66	Senior Vice President, Chief Financial Officer and Secretary

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Corporate Governance Committee.

Dr. Brashears has been a director of the Company since December 2000 and has served as the Chairman of the Board since March 2001. From October through December 2000, he was also a Senior Vice President of the Company, a position he resigned after becoming a director. He has also been Chairman of the Board of the Company’s subsidiary, iNetWorks Corporation, a development stage company organized to develop products for Internet and telecommunications networks, since October 2000. Since October 2000, he has also held the title of Chief Executive Officer of iNetWorks Corporation, although he has not been employed by the Company or its subsidiaries since March 2001. From January 1999 to September 2000, he was self-employed as a consultant. From January 1996 through December 1998, he was President and Chief Operating Officer of Lockheed Martin’s Space & Strategic Missiles Sector, an aerospace company. Prior to 1996, Dr. Brashears held numerous positions in a 27-year career of increasing management responsibility with Lockheed and its successors. Dr. Brashears is a graduate of the University of Missouri with B.S., M.S. and Ph.D. degrees in engineering.

Mr. Carson has been a director of the Company from April 1982 through May 2002 and again from March 2003 to date. Mr. Carson is a co-founder of the Company. Mr. Carson has served as the Company’s Chief Executive Officer since April 2005, its President since May 2002 and, prior to that time, as a Senior Vice President from April 1982 through May 2002. He became Chief Technical Officer in February 1997 and Chief Operating Officer in October 2001. Mr. Carson also serves as a director of MSI (since October 1997), iNetWorks (since November 2000), Novalog (since May 2002), RedHawk Vision (since May 2002) and Optex (since December 2005). He has also been Chief Executive Officer of MSI since May

2002 and Novalog and RedHawk since April 2005. Mr. Carson has been awarded 15 patents for smart sensors, 3D packaging and single processing architectures, including neural networks. Mr. Carson holds a B. S. in Physics from the Massachusetts Institute of Technology.

Mr. Dumont has been a director of the Company since April 1994. Mr. Dumont has been a director of Finter Banque Zurich since 1990 and Chairman of Sanderling Ventures, Ltd., a European affiliate of a U.S. venture capital firm, since 1996. In those roles and as an independent consultant, he consults and advises international clients in Europe and Asia, as well as the United States on business and financial transactions. Mr. Dumont has also been on the Board of Novalog since October 1996. Additionally, Mr. Dumont owns and operates the Chateau de Messey Wineries, Meursault, France, vineyards and wineries. From January 1981 to March 1995, Mr. Dumont was President of PSA International S.A., the international treasury management company owned by PSA Peugeot Citroen, an automotive company. Mr. Dumont is a graduate of the University of Louvain, Belgium with degrees in Electrical Engineering and Applied Economics and holds an MBA from the University of Chicago.

Mr. Hale has been a director of the Company since January 2006. Mr. Hale is a Managing Director of Pequot Ventures and is a member of the Pequot Ventures’ Investment Committee. Mr. Hale joined Pequot Ventures in 1997 from Geocapital Partners, an early stage venture capital firm. Mr. Hale also serves on the Board of Directors of Analex (AMEX: NLX), Aurora Flight Sciences, Flarion Technologies and SkyOnline. Mr. Hale has a B.A. from Yale University.

Dr. Kelly has been a director of the Company since October 2000. Dr. Kelly was also a director of the Company’s former subsidiary, Silicon Film, from its organization in August 1998 until October 2001. From 1968 until his retirement in early 1998, Dr. Kelly held positions of increasing responsibility with Eastman Kodak Company, a photographic products and services company. Most recently, he served as a Director of Kodak’s Digital Products Center, and General Manager of Digital Camera Products. Dr. Kelly holds a Ph.D. in Physics from Wayne State University and a B.S. in Physics from LeMoyne College.

Mr. Pike has been a director of the Company since March 2003. From 1979 until his retirement in 2002, Mr. Pike was an assurance and business advisory services partner in the Orange County, California office of Ernst & Young, LLP, a public accounting firm. His primary responsibilities at Ernst & Young were to provide advice to that firm’s professionals and to its clients concerning financial accounting, auditing, and SEC reporting issues. In 2002, he established and became principal of a consulting firm, presently known as Clifford Pike CPA, that provides advisory and corporate governance monitoring services to audit committees and boards of directors. Mr. Pike holds a B.S. in Business Administration and an MBA from the University of California Los Angeles.

General (Ret.) Ragano has been a director of the Company since November 2005. General Ragano formerly served as a director of the Company from June 1985 until March 2000. He presently is a defense advisory consultant through his wholly owned consulting firm, F.P. Ragano Associates. Gen. Ragano retired from the U.S. Army to serve as Vice-President of the American Defense Preparedness Association and Chairman and CEO of BEI Defense Systems Company. Subsequently, he became Chairman and CEO of CMS, Inc., a wholly owned subsidiary of Daimler-Benz GmbH, and then Chairman of Skylynx Communications, Inc., a wireless communications company. Gen. Ragano holds a B.S. degree from Duquesne University and an MBA from Syracuse University.

Mr. Richards was Chief Executive Officer of the Company from June 2000 through March 2005 and has served as a director since January 2001. Mr. Richards also was a director of iNetWorks from October 2000 through March 2005 and Chairman of the Boards of the Company’s consolidated subsidiaries Novalog, a provider of wireless infrared chip products, MSI, a licensee of technology related to micromachined products, and RedHawk Vision, a provider of software products, from May 2002 through March 2005. He was also Chief Executive Officer of Novalog from October 2002 through March 2005. Since April 1999, Mr. Richards has also served as a member of the Company’s Scientific Advisory Board. Mr. Richards retired as President of Aerojet Electronic Systems Division, an aerospace company, in 1993. He is co-author of the book, Infrared Physics and Engineering, published by McGraw-Hill, and has a M.A. degree in Mathematical Statistics from the University of California at Berkeley.

Mr. Toffales has been a director of the Company since August 2004. Since 2004, Mr. Toffales has been President and Director of CTC Aero, LLC, a defense advisory consulting firm. Since 2004, Mr. Toffales has also served as Vice Chairman of Communications Power Industries, a provider of military and commercial electronic products. From 1999 to 2003, Mr. Toffales was a Senior Vice President of DRS Technologies, Inc., a supplier of military electronics systems, and also served as President of DRS Technologies Systems Company, a subsidiary of DRS. From 1998 to 1999, Mr. Toffales was Vice President

for Business Development of Lockheed Martin Fairchild Systems, an aerospace firm. Prior to these positions, Mr. Toffales held various officer level positions at Lockheed Martin Corporation and Loral Fairchild Systems, both of which are aerospace firms. Mr. Toffales holds a B.S. in Electrical Engineering from City College of New York.

Dr. Joseph Carleone, age 59, has been a Senior Vice President and Chief Product Officer of the Company since November 2005 and a director of Optex since December 2005. In November 2005, he resigned as a director of the Company after service in that role since March 2003. Prior to that time, from September 2000, Dr. Carleone was Vice President of GenCorp, a major technology-based manufacturing company in aerospace and defense, pharmaceutical fine chemical and automotive businesses, and President of Aerojet Fine Chemicals LLC, a business unit of GenCorp. From 1999 to 2000, he was Vice President and General Manager, Remote Sensing Systems at Aerojet. In addition, he served as Vice President, Operations from 1997 to 2000. Dr. Carleone holds a B.S. in Mechanical Engineering, a M.S. in Applied Mechanics and a Ph.D. in Applied Mechanics from Drexel University.

Timothy L. Looney, age 54, has been a Vice President of the Company and a President of the Company’s subsidiary, Optex Systems, Inc., since January 2006. Prior to joining the Company, Mr. Looney served as President and Chief Executive Officer of Optex Systems, Inc., a military sights manufacturer, beginning in December 2002, and he served as that company’s Vice President from June 1987 until he became President and Chief Executive Officer. Mr. Looney has served as a director of Optex Systems, Inc. since December 1987. Mr. Looney attended the University of Texas at Arlington where he majored in business administration.

Dr. Volkan Ozguz, age 50, has been a Senior Vice President of the Company since March 2005 and Chief Technical Officer since March 2004. He has been with the Company since December 1995 in positions of increasing managerial responsibility for research and development activities. Prior to joining the Company, Dr. Orguz was a research scientist and lecturer at the University of California, San Diego. He is the author of numerous technical publications and is the inventor on several patents assigned to the Company. Dr. Ozguz holds a B.S. and M.S. in Electrical Engineering from Istanbul Technical University and a Ph.D. in Electrical Engineering from North Carolina State University.

John J. Stuart, Jr., age 66, joined the Company in January 1983 as its Manager of Special Projects and Communications, became the Company’s Chief Financial Officer and Treasurer in July 1985, a Vice President in June 1995, a Senior Vice President in November 1998 and Secretary in March 2001. He relinquished the position of Treasurer in February 1995. Effective October 1998, Mr. Stuart re-assumed the position of Treasurer in addition to his other responsibilities. Mr. Stuart has been an Advisory Member of the Company’s Board since November 1998. Mr. Stuart is also a member of the Board of Directors of Novalog (since October 1995), MSI (since October 1997), RedHawk Vision (since March 2000), iNetWorks (since October 2000) and Optex (since December 2005). During these periods has also served, and continues to serve, as Chief Financial Officer of MSI, RedHawk Vision, iNetWorks and Optex. He was also Chief Financial Officer of Novalog from October 1995 to June 2001. In May 2002, he became Secretary of Novalog, and in October 2002 resumed the position of Chief Financial Officer of Novalog. Mr. Stuart is a director of EuroTrust A/S, a Danish company that is not affiliated with the Company. Mr. Stuart holds a B.S. in Industrial Management from the Massachusetts Institute of Technology.

In connection with the financing of the Company’s recent acquisition of 70% of the stock of Optex Systems, Inc., so long as Pequot or their affiliates own or have the right to acquire in the aggregate not less than 500,000 shares of Common Stock issued or issuable upon conversion of the Notes, the Company has agreed to (i) cause an individual designated by Pequot Private Equity Fund III, L.P. and reasonably acceptable to the Company’s Nominating and Corporate Governance Committee to serve on the Company’s Board of Directors, (ii) nominate such designated director for reelection at each annual meeting of stockholders, (iii) provided that the designated director meets certain eligibility requirements, appoint such designated director to all committees of the Board of Directors and (iv) enter into an indemnification agreement with such director. Mr. Hale was appointed to the Company’s Board in connection with this agreement.

Directors and officers are elected on an annual basis. The term of each director’s service expires at the Company’s next annual meeting of stockholders or at such time as his successor is duly elected and qualified or upon his earlier death, resignation or removal. Officers serve at the discretion of the Board.

There are no family relationships between any director nominee, executive officer or other key personnel and any other director nominee, executive officer or other key personnel of the Company.

The Board has implemented a process by which stockholders may send written communications to the attention of the Board, any committee of the Board or any individual Board member, care of the Company’s Secretary at 3001 Red Hill Avenue, Bldg. 4-108, Costa Mesa, California 92626. This centralized process will assist the Board in reviewing and responding to stockholder communications in an appropriate manner. The name of any specific intended Board recipient should be noted in the communication. The Company’s Secretary, with the assistance of the Company’s Assistant Secretary, will be primarily responsible for collecting, organizing and monitoring communications from stockholders and, where appropriate depending on the facts and circumstances outlined in the communication, providing copies of such communications to the intended recipients. Communications will be forwarded to directors if they relate to appropriate and important substantive corporate or Board matters. Communications that are of a commercial or frivolous nature or otherwise inappropriate for the Board’s consideration will not be forwarded to the Board. Any communications not forwarded to the Board will be made available to any of the Company’s independent directors upon their request.

Corporate Governance

Board Committees and Meetings

The Board is composed of a majority of independent directors (as independence is defined under Nasdaq listing standards). Mr. Richards and Mr. Carson are not considered independent due to their employment with the Company during the past three fiscal years. Mr. Toffales is not considered independent due to payments made in the past fiscal year under his consulting agreement with the Company. During the fiscal year ended October 2, 2005 (“fiscal 2005”), the Board held seven meetings and acted by unanimous written consent on three occasions. The Board has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Each director attended or participated in 75% or more of (i) the total number of meetings of the Board during his term of service and (ii) the total number of meetings held during his term of service by all committees of the Board on which such director served during fiscal 2005. The Company also encourages all members of the Board to attend the Company’s annual meeting of stockholders each year. All current directors attended the Company’s annual meeting in 2005, except Mr. Hale who was appointed to the Board subsequent to that date.

Audit Committee

The Audit Committee currently consists of three directors, Mr. Pike, who serves as its Chairman, Mr. Dumont and Dr. Kelly. During fiscal 2005, the Audit Committee consisted of Messrs. Pike and Dumont and Dr. Carleone who resigned from the Audit Committee upon his resignation as a director in November 2005. This Committee reviews, acts on and reports to the Board with respect to various auditing and accounting matters, including the selection of the Company’s independent auditors, the scope of the annual audits, pre-approval of any non-audit services to be performed by and all fees to be paid to the Company’s independent auditors, the performance of the Company’s accountants, the Company’s accounting practices and internal accounting controls. The Audit Committee is responsible for establishing, and has established, procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters, and for the confidential, anonymous submission by the Company’s employees of concerns regarding questionable accounting or auditing matters. In addition, all related party transactions are reviewed and approved by the Audit Committee. See “Related Party Transactions” below. The Audit Committee held eight meetings during fiscal 2005. The Board has determined that all members of the Audit Committee are “independent” as that term is defined under the Nasdaq listing standards and under special standards established by the Securities and Exchange Commission. Each member of the Audit Committee can read and has an understanding of fundamental financial statements. Mr. Pike, the Audit Committee’s Chairman, has been designated by the Board as the Audit Committee’s financial expert as that term is described in item 401(h) of Regulation S-K. Stockholders should understand that this designation is a disclosure requirement of the Securities and Exchange Commission related to Mr. Pike’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose on Mr. Pike any duties, obligations or liability that are greater than are generally imposed on him as a member of the Audit Committee and the Board, and his designation as an Audit Committee financial expert pursuant to this Securities and Exchange Commission requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or Board. The Board has adopted and approved a written charter for the Audit Committee, and a copy of this charter is included as an appendix to the Company’s definitive proxy statement for the March 2004 Annual Meeting filed with the Securities and Exchange Commission. A copy of this charter also is posted on the Company’s web site at http://www.irvine-sensors.com under the Investors section. The inclusion of the Company’s web site address in this report does not include or incorporate by reference the information on the Company’s web site into this report.

Compensation Committee

The Compensation Committee currently consists of four directors, Mr. Dumont, who serves as its Chairman, Mr. Hale, Dr. Kelly and Mr. Pike. During fiscal 2005, the Compensation Committee consisted of Mr. Dumont, Dr. Kelly and Dr. Carleone who resigned from the Compensation Committee upon his resignation as a director in November 2005. This

Committee reviews and approves the Company’s general compensation policies, makes recommendations to the Board as to the salaries of the Company’s officers and executive bonuses and makes or recommends to the Board the award of stock options and restricted stock grants to employees, officers and directors. The Compensation Committee held five meetings during fiscal 2005 and acted by unanimous consent on six occasions. The Board has determined that all members of the Compensation Committee are “independent” as defined under the Nasdaq listing standards. The Board has adopted and approved a written charter for the Compensation Committee. A copy of this charter is posted on the Company’s web site at http://www.irvine-sensors.com under the Investors section. The inclusion of the Company’s web site address in this report does not include or incorporate by reference the information on the Company’s web site into this report.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee currently consists of four directors, Dr. Brashears, Mr. Dumont, Mr. Hale and Gen. Ragano, each of whom is “independent” as defined under the Nasdaq listing standards. The Nominating and Corporate Governance Committee identifies, screens and reviews potential directors and makes recommendations to the Board for management nominees for election to the Board at each annual meeting of stockholders and candidates to fill any vacancies on the Board. All director nominees are either selected or recommended for the Board’s selection, either by a majority of the independent directors of the Board or this committee comprised solely of independent directors. This Committee also reviews and recommends Company policies and procedures regarding corporate ethics and other corporate governance matters. The Nominating and Corporate Governance Committee held one meeting during fiscal 2005. The Board has adopted and approved a written charter for the Nominating and Corporate Governance Committee, and a copy of this charter is included as an appendix to the Company’s definitive proxy statement for the March 2004 Annual Meeting filed with the Securities and Exchange Commission. A copy of this charter also is posted on the Company’s web site at http://www.irvine-sensors.com under the Investors section. The inclusion of the Company’s web site address in this report does not include or incorporate by reference the information on the Company’s web site into this report.

When considering a potential candidate for membership on the Company’s Board, the Nominating and Corporate Governance Committee considers relevant business and industry experience and demonstrated character and judgment. There are no differences in the manner in which the Nominating and Corporate Governance Committee evaluates a candidate that is recommended for nomination for membership on the Company’s Board by a stockholder.

Although the Nominating and Corporate Governance Committee does not have a formal policy on stockholder nominations, it will consider stockholder nominations for directors submitted in accordance with the procedure set forth in Article II, Section 4 of the Company’s By-Laws. The procedure provides that a notice relating to the nomination must be timely given in writing to the Secretary of the Company prior to the meeting. To be timely, the notice must be delivered within the time permitted for submission of a stockholder proposal as described above under “Deadline for Receipt of Stockholder Proposals.” Such notice shall set forth (a) as to each person whom the stockholder proposes to nominate for election or reelection as a director, (i) the name, age, business address and residence address of each such person, (ii) the principal occupation or employment of such person, (iii) the class and number of shares of the Company that are beneficially owned by such person and (iv) any other information relating to such person that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934 (including, without limitation, such person’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected); and (b) as to the stockholder giving the notice (i) the name and address of such stockholder as they appear on the Company’s books and (ii) the class and number of shares of the Company that are beneficially owned by such stockholder.

(2) Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 (“Exchange Act”) requires the Company’s officers and directors and persons who own more than ten percent of a class of the Company’s equity securities registered under the Exchange Act, to file with the Securities and Exchange Commission (the “Commission”) reports of ownership and changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on review of these forms, the Company believes that during the fiscal year ended October 2, 2005, each of the Company’s executive officers, directors and holders of ten percent or more of the Company’s Common Stock timely filed all reports required to be filed pursuant to Section 16(a) of the Exchange Act.

(3) Code of Ethics.

The Company has adopted a code of ethics and conduct that applies to all of its employees including its principal executive officer, its principal financial and accounting officer, and all members of its finance department performing similar functions. The full text of the Company’s code of ethics and conduct is posted on the Company’s web site at http://www.irvine-sensors.com under the Investors section. The Company intends to disclose future amendments to certain provisions of its code of ethics and conduct, or waivers of such provisions, applicable to its directors and executive officers, at the same location on the Company’s web site identified above. The inclusion of the Company’s web site address in this report does not include or incorporate by reference the information on the Company’s web site into this report.

Upon request, the Company will provide without charge to any person who so requests, a copy of its code of ethics and conduct. Requests for such copies should be submitted to the Corporate Secretary, at Irvine Sensors Corporation, 3001 Red Hill Avenue, Bldg. 4-108, Costa Mesa, California or by telephone at (714) 549-8211.

Item 11. Executive Compensation

Compensation of Executive Officers

For fiscal years ended October 2, 2005, October 3, 2004 and September 28, 2003, the compensation awarded or paid to, or earned by the Company’s Chief Executive Officers, and each of the two other executive officers of the Company whose annual salary and bonus exceeded $100,000 in fiscal 2005 (the “Named Executive Officers”) is shown in the following table:

SUMMARY COMPENSATION TABLE

Name and Principal Positions	Fiscal Year	Annual Compensation		Long Term Compensation	All Other Compensation ($)(2)
		Salary ($)	Bonus ($)	Options /SARs (#)(1)
John C. Carson Chief Executive Officer and President	2005 2004 2003	232,536 200,572 177,396	— 100 —	250,000 150,000 50,000	87,884 93,138 87,195

John J. Stuart, Jr. Senior Vice President, Chief Financial Officer, Secretary and Treasurer	2005 2004 2003	200,776 187,627 175,646	— 100 —	225,000 150,000 50,000	76,587 80,129 75,423

Volkan Ozguz. Senior Vice President, Chief Technical Officer (3)	2005 2004 2003	179,907 123,472 118,901	3,250 3,350 4,000	70,000 13,938 15,000	26,712 40,249 16,125

Robert G. Richards Chief Executive Officer (4)	2005 2004 2003	63,713 100,256 100,256	3,500 100 —	74,000 150,000 100,000	11,094 21,999 17,102

(1)	No SARs have been issued to the Named Executive Officers during the fiscal years represented.
(2)	Amounts in this column include the value of shares contributed to the named individual’s account in the Employee Stock Bonus Plan. Such contribution amounts for the 2005 Fiscal Year are estimates pending completion of forfeiture allocations for the fiscal year to the accounts of Plan beneficiaries. See “Employee Stock Bonus Plan.” Amounts in this column also include the value of shares contributed to a Rabbi Trust to be held for the benefit of the named individuals pursuant to a non-qualified deferred compensation retirement plan. In November 2004, shares valued at $53,817 were contributed on behalf of Mr. Carson and shares valued at $43,458 were contributed on behalf of Mr. Stuart. In June 2004, shares valued at $56,753 were contributed on behalf of Mr. Carson and shares valued at $45,828 were contributed on behalf of Mr. Stuart. In September 2003, shares valued at $34,247 were contributed on behalf of Mr. Carson and shares valued at $27,655 were contributed on behalf of Mr. Stuart. In June 2003, shares valued at $26,909 were contributed on behalf of Mr. Carson and shares valued at $21,727 were contributed on behalf of Mr. Stuart. The plan is unfunded, and participants’ accounts represent unsecured claims against the Company. The Rabbi Trust was established by the Company and is subject to creditor claims. Shares held by the Rabbi Trust may be distributed to each plan beneficiary when they retire from service at a retirement age permitted under the Company’s Employee Stock Bonus Plan.
(3)	The named individual became a Named Executive Officer in fiscal 2005.
(4)	The named individual retired as Chief Executive Officer in April 2005

Employment, Termination of Employment and Change-in-Control Agreements

The Company has no other employment, termination of employment and change-in-control agreements with any of the Named Executive Officers.

Option Grants

The following table sets forth certain information regarding grants of stock options made during fiscal 2005 to the Named Executive Officers. No stock appreciation rights were granted during such fiscal year to the Named Executive Officers.

OPTIONS GRANTED DURING LAST FISCAL YEAR

Name	Individual Grants						Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term ($) (3)
	Number of Securities Underlying Options Granted (1)	% of Total Options Granted to Employees in Fiscal Year (2)		Exercise or Base Price ($/Share)		Expiration Date	5%		10%
John C. Carson	150,000 100,000	6.3 4.2	% %	$ $	2.19 2.64	3/1/2015 9/15/2005	$ $	206,600 166,000	$ $	523,500 420,700
John J. Stuart, Jr.	150,000 75,000	6.3 3.2	% %	$ $	2.19 2.64	3/1/2015 9/15/2005	$ $	206,600 124,500	$ $	523,500 315,600
Volkan Ozguz	20,000 50,000	0.8 2.1	% %	$ $	2.15 2.64	3/15/2015 9/15/2015	$ $	27,000 83,000	$ $	68,500 210,400
Robert G. Richards (4)	50,000	2.1%			$2.19	3/1/2015		$68,900		$174,500

(1)	Options have a term of ten years, are immediately vested and have an exercise price equal to the fair market value of the Common Stock on the date of grant.
(2)	Options to purchase an aggregate of 2,367,600 shares of the Company’s Common Stock were granted to the Company’s employees during fiscal 2005 at various exercise prices equal to the fair market value of the Common Stock on the date of grant.
(3)	Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The 5% and 10% assumed annual rates of compounded stock price appreciation are from the date the respective options were granted to their expiration date, are mandated by rules of the Securities and Exchange Commission and are not intended to forecast possible future appreciation, if any, in the price of the Common Stock. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise of the options or the sale of the underlying shares. The actual gains, if any, on the stock option exercises will depend on the future performance of the Common Stock, the optionholder’s continued employment through the option vesting period and the date on which the options are exercised.
(4)	The named individual also received a grant of an option to purchase 24,000 shares in September 2005 for services as a director after his resignation as Chief Executive Officer.

Option Exercises During Last Fiscal Year and Fiscal Year-End Values

The following table contains information relating to the exercise of stock options by the Named Executive Officers in fiscal 2005, as well as the number and value of their unexercised options as of October 2, 2005. No stock appreciation rights were exercised during such fiscal year or held by any Named Executive Officer as of October 2, 2005.

AGGREGATED OPTION EXERCISES DURING LAST FISCAL YEAR

AND FISCAL YEAR-END OPTION VALUES

Name	Shares Acquired on Exercise (#)	Value Realized ($)(1)	Number of Securities Underlying Unexercised Options at Fiscal Year End (#) (2)		Value of Unexercised In-the-Money Options at Fiscal Year End ($) (3)
			Exercisable	Unexercisable	Exercisable	Unexercisable
John C. Carson	—	—	511,500	—	215,600	—
John J. Stuart, Jr.	—	—	467,750	—	191,900	—
Volkan Ozguz.			116,700	11,700	71,100	4,600
Robert G. Richards	—	—	409,000	—	305,600	—

(1)	Represents the fair market value of the Company’s Common Stock on the date of exercise (based on the closing sales price reported on the Nasdaq SmallCap Market), less the exercise price, multiplied by the number of options, and does not necessarily indicate that the shares were sold by the optionee.
(2)	Includes both in-the-money and out-of-the money options.
(3)	Based on the fair market value of the Company’s Common Stock on the last trading day of fiscal 2005 ($2.61 per share), less the applicable exercise prices, multiplied by the number of options.

Employee Stock Bonus Plan

All of the Company’s employees are eligible to participate in the Employee Stock Bonus Plan (the “ESBP”), which is a tax-qualified retirement plan. Employees are enrolled in the ESBP as of the day following the date on which the employee completes at least one hour of work. In order to share in the Company’s contribution to the ESBP in any fiscal year of the ESBP (“Plan Year”), an employee must have worked a minimum of 1,000 hours during the Plan Year, and be employed by the Company at the end of the Plan Year. To date, the ESBP has been funded only with previously unissued shares of the Company’s common and preferred stock; thus the Company has not contributed any cash to the ESBP. The ESBP’s assets are allocated annually to the participating employees’ accounts in the respective ratios that each participating employee’s compensation for that year bears to the total compensation of participating employees. An employee’s participation in the ESBP terminates on his retirement, disability or death, at which time the employee will receive that portion of his or her account that has vested. Generally, an employee’s account vests at a rate of 20% per year and is 100% vested after five years of employment. All executive officers named in the Summary Compensation Table participate in the ESBP. In the fiscal years ended October 2, 2005, October 3, 2004 and September 28, 2003, the Company contributed approximately 401,500, 532,300 and 520,200 shares of Common Stock, respectively, to the ESBP, valued at $900,000, $725,000 and $695,000, respectively, as of the date of contribution. The value of contributions to the accounts of the Named Executive Officers for fiscal 2005 has been included in “All Other Compensation” in the Summary Compensation Table.

Director Compensation

Directors who are employees of the Company are not separately compensated for their services as directors or as members of committees of the Board. Directors who were not employees of the Company received a quarterly retainer of $2,500, $1,500 for each board meeting attended, $750 for each Audit Committee meeting attended and $500 for each Compensation Committee attended in fiscal 2005, except for Dr. Brashears, the Chairman of the Board, who waived cash compensation for his service as director during the first quarter of fiscal 2005, but received the same compensation as other non-employee directors during the balance of fiscal 2005. Under the Company’s stock incentive plan, each non-employee director who has served as a director for more than six months and is re-elected for an additional term of service at the 2006

Annual Meeting, will receive an automatic grant of non-qualified options to purchase 10,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on such date. In addition, the Compensation Committee may elect to make discretionary grants of additional non-qualified stock options to directors pursuant to the Company’s stock option plans. All options granted to directors, whether pursuant to the automatic or discretionary provisions of the Company’s option plans, have a term of ten years and an exercise price equal to the then-current market price of the Company’s Common Stock.

In March 2005, under the automatic grant provisions of the 2003 Stock Incentive Plan, four non-employee directors, Dr. Carleone, Mr. Dumont, Mr. Pike and Dr. Kelly, each received ten-year options, vesting upon completion of one year of service as director from the date of grant, to purchase 10,000 shares of the Company’s Common Stock at the exercise price of $2.19 per share, the fair market value of the Common Stock on the date of the grant. In November 2005, under the automatic grant provisions of the 2003 Stock Incentive Plan, Gen. Ragano, a new non-employee director, received an initial grant of a ten-year option, which will vest in two equal annual installments upon completion of each of two years of service as director, to purchase 25,000 shares of the Company’s Common Stock at the exercise price of $2.25 per share, the fair market value of the Common Stock on the date of the grant, as a result of his appointment to the Board. In March 2005, Dr. Brashears, Mr. Richards, Mr. Carson, Mr. Pike, Dr. Carleone, Mr. Dumont, Dr. Kelly and Mr. Toffales, received discretionary grants of options to purchase 100,000 shares, 50,000 shares, 150,000 shares. 40,000 shares, 20,000 shares, 20,000 shares, 20,000 shares and 20,000 shares, respectively. All of these discretionary option grants had ten-year terms, exercise prices of $2.19 per share and were immediately vested in full. In September 2005, Dr. Brashears, Mr. Richards, Mr. Carson, Mr. Pike, Dr. Carleone, Mr. Dumont, Dr. Kelly and Mr. Toffales, received discretionary grants of options to purchase 75,000 shares, 24,000 shares, 100,000 shares. 50,000 shares, 100,000 shares, 24,000 shares, 24,000 shares and 24,000 shares, respectively. All of these discretionary option grants had ten-year terms, exercise prices of $2.64 per share and were immediately vested in full. In November 2005, under the automatic grant provisions of the 2003 Stock Incentive Plan, Gen. Ragano, a new non-employee director, received an initial grant of a ten-year option, which will vest in two equal annual installments upon completion of each of two years of service as director, to purchase 25,000 shares of the Company’s Common Stock at the exercise price of $2.25 per share, the fair market value of the Common Stock on the date of the grant, as a result of his appointment to the Board. In January 2006, under the automatic grant provisions of the 2003 Stock Incentive Plan, Mr. Hale, a new non-employee director, received an initial grant of a ten-year option, which will vest in two equal annual installments upon completion of each of two years of service as director, to purchase 25,000 shares of the Company’s Common Stock at the exercise price of $3.16 per share, the fair market value of the Common Stock on the date of the grant, as a result of his appointment to the Board. The beneficial interest, if any, in the shares of Common Stock underlying the options granted to Mr. Hale, and the right to vote or dispose of the shares of Common Stock issuable upon exercise of such options by Mr. Hale, is held by Pequot Capital Management, Inc. pursuant to a contractual relationship between Mr. Hale and Pequot Capital Management, Inc.

In addition, one of the Company’s Board members, Mr. Toffales, may from time to time assist the Company in searching for potential companies to acquire. If the Company acquires another company introduced by Mr. Toffales, the Company has agreed that it would pay Mr. Toffales a success fee in an amount equal to between 5% and 1% of the total purchase price paid by the Company for the acquisition, which percentage decreases based upon the total acquisition purchase price. In connection with a previous form of this agreement, in September 2005, Mr. Toffales received a discretionary grant of a ten-year, fully vested option to purchase 50,000 shares of Common Stock at an exercise price of $1.77 per share.

Compensation Committee Interlocks and Insider Participation

During fiscal 2005, Mr. Dumont, Dr. Carleone and Dr. Kelly served on the Compensation Committee. None of the members of the Compensation Committee was at any time during fiscal 2005 or at any other time an officer or employee of the Company. None of the Company’s executive officers has, during fiscal 2005, served on the board or the compensation committee of any other entity, any of whose officers served either on the Board or the Compensation Committee of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Ownership Of Securities

The following table sets forth, as of January 20, 2006, certain information with respect to shares beneficially owned by (i) each person who is known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding classes of voting securities, (ii) each director and director nominee, (iii) the executive officers named in the Summary Compensation Table and (iv) all directors and executive officers as a group. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person. In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

Amount of Common Stock Beneficially Owned and Nature of Beneficial Ownership

Name	Sole Voting or Investment Power		Shared Voting or Investment Power		Aggregate Beneficial Ownership	Percent of Beneficial Ownership(1)
Mel R. Brashears	725,000	(2)	—		725,000	3.6%
Joseph Carleone	171,058	(3)	—		171,058	*
John C. Carson.	1,675,595	(4)(5)	2,505,982	(16)(17)(18)	4,181,577	20.8%
Marc Dumont	108,142	(6)	—		108,142	*
Martin Hale, Jr.	35,000	(7)	—		35,000	*
Thomas M. Kelly	50,000	(8)	—		50,000	*
Volkan Ozguz	128,437	(9)	—		128,437	*
Clifford Pike	160,000	(10)	—		160,000	*
Frank Ragano	26,143	(11)	—		26,143	*
Robert G. Richards	478,431	(12)			478,431	2.4%
John J. Stuart, Jr.	637,647	(5)(13)	2,505,982	(16)(17)(18)	3,143,629	15.8%
Chris Toffales	154,000	(14)	—		154,000	*
All current directors and executive officers as a group (12 persons)	4,249,453	(15)	2,505,982	(16)(17)(18)	6,755,435	30.2%

5% Stockholders Not Listed Above:
Pequot Capital Management, Inc.	3,865,929	(19)	—		3,865,929	16.6%
American Stock Transfer & Trust Company TTEE Irvine Sensors Corporation Cash or Deferred & Stock Bonus Plan Ret. Plan	—		2,505,982	(17)	2,505,982	12.9%

*	Represents beneficial ownership of less than 1% of the outstanding shares of Common Stock.
(1)	Percentages have been calculated based upon 19,461,747 shares outstanding on January 20, 2006, plus Common Stock deemed outstanding at such date pursuant to Rule 13d-3(d)(1) under the Exchange Act. Unless otherwise indicated, the address of each stockholder named above is c/o Irvine Sensors Corporation, 3001 Red Hill Ave., Costa Mesa, CA 92626.
(2)	Includes 725,000 shares issuable upon exercise of Common Stock options exercisable within 60 days of January 30, 2006.
(3)	Includes 170,000 shares issuable upon exercise of Common Stock options exercisable within 60 days of January 30, 2006.

(4)	Includes 486,500 shares issuable upon exercise of Common Stock options and 117,727 shares issuable upon exercise of Common Stock warrants exercisable within 60 days of January 30, 2006. Also includes amounts and percentages for the holdings of his wife, including amounts held as separate property.
(5)	Reflects shares of Common Stock held by the Company’s Employee Stock Bonus Plan; the named individual has limited ability to direct the liquidation of assets in his subaccount in contemplation of retirement, subject to restrictions imposed by the Administrative Committee (See footnote 17). Also reflects shares held by the Company’s Deferred Compensation Plan; the named individual has ownership interests in these shares upon retirement, for which he is presently eligible, but no ability to direct disposition or voting of the shares prior to retirement (See footnote 18).
(6)	Includes 104,000 shares issuable upon exercise of Common Stock options exercisable within 60 days of January 30, 2006.
(7)	Includes 25,000 shares issuable upon exercise of Common Stock options exercisable within 60 days of January 30, 2006. The beneficial interest, if any, in the shares of Common Stock underlying these options, and the right to vote or dispose of the shares of Common Stock issuable upon exercise of such options by Mr. Hale is held by Pequot Capital Management, Inc. pursuant to a contractual relationship between Mr. Hale and Pequot Capital Management, Inc. Does not include 2,863,651 shares issuable upon conversion of senior subordinated secured convertible notes and 1,002,278 shares issuable upon exercise of warrants exercisable within 60 days of January 30, 2006, held of record by Pequot Private Equity Fund III, L.P. and Pequot Offshore Private Equity Partners III, L.P. (collectively, “Pequot”). Pequot Capital Management, Inc., the investment manager/advisor of Pequot, exercises sole voting and investment power over all shares held of record by Pequot. One of the Company’s directors, Mr. Hale, is a Managing Director and serves on the investment committee of Pequot Capital Management, Inc., is a member of the general partner of Pequot, and may be deemed to beneficially own the securities held of record by Pequot. Mr. Hale disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein. Arthur J. Samberg is the executive officer, director and controlling shareholder of Pequot Capital Management, Inc.
(8)	Includes 104,000 shares issuable upon exercise of Common Stock options exercisable within 60 days of January 30, 2006.
(9)	Includes 128,437 shares issuable upon exercise of Common Stock options exercisable within 60 days of January 30, 2006.
(10)	Includes 160,000 shares issuable upon exercise of Common Stock options exercisable within 60 days of January 30, 2006.
(11)	Includes 25,000 shares issuable upon exercise of Common Stock options exercisable within 60 days of January 30, 2006.
(12)	Includes 409,000 shares issuable upon exercise of Common Stock options exercisable within 60 days of January 30, 2006. Also reflects shares of Common Stock held by the Company’s Employee Stock Bonus Plan; the named individual has limited ability to direct the liquidation of assets in his subaccount, subject to restrictions imposed by the administrative committee (See footnote 17).
(13)	Includes 45,290 shares held by the Stuart Family Trust, of which Mr. Stuart is a trustee, and 467,750 shares issuable upon exercise of Common Stock options exercisable within 60 days of January 30, 2006.
(14)	Includes 154,000 shares issuable upon exercise of Common Stock options exercisable within 60 days of January 30, 2006.
(15)	Includes 2,922,414 shares issuable upon exercise of Common Stock options and warrants exercisable within 60 days of January 30, 2006, which represents the sum of all such shares issuable upon exercise of options and warrants held by all executive officers and directors as a group.
(16)	The named individual is a member of the Administrative Committee (see footnote 17) and the Deferred Plan Administrative Committee (see footnote 18), and has shared voting and investment power over the shares held by the Company’s Employee Stock Bonus Plan and Deferred Compensation Plan.
(17)	An administrative committee (the “Administrative Committee”), currently comprised of John C. Carson, John J. Stuart, Jr. and Roger Soucy, has the right to receive and the power to direct the receipt of dividends from or the proceeds from the sale of the securities held by the Irvine Sensors Corporation Cash or Deferred & Stock Bonus Plan Ret. Plan, the Employee Stock Bonus Plan, for the benefit of the Company’s employees. The Administrative Committee has voting and investment power over all securities held under such plan.
(18)	An administrative committee (the “Deferred Plan Administrative Committee”) currently comprised of John C. Carson, John J. Stuart, Jr. and Roger Soucy has the right to receive and the power to direct the receipt of dividends from or the proceeds from the sale of the securities held by the Irvine Sensors Deferred Compensation Plan, for the benefit of key Company employees. The Deferred Plan Administrative Committee has voting and investment power over all securities held under such plan.
(19)	Includes 2,863,651 shares issuable upon conversion of senior subordinated secured convertible notes and 1,002,278 shares issuable upon exercise of warrants exercisable within 60 days of January 30, 2006, held of record by Pequot Private Equity Fund III, L.P. and Pequot Offshore Private Equity Partners III, L.P. (collectively, “Pequot”). Pequot Capital Management, Inc., the investment manager/advisor of Pequot, exercises sole voting and investment power over all shares held of record by Pequot. The address of Pequot Capital Management, Inc. is 500 Nyala Farm Road, Westport, CT 06880. One of the Company’s directors, Mr. Hale, is a Managing Director and serves on the investment committee of Pequot Capital Management, Inc., is a member of the general partner of Pequot, and may be deemed to beneficially own the securities held of record by Pequot. Mr. Hale disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein. Arthur J. Samberg is the executive officer, director and controlling shareholder of Pequot Capital Management, Inc. Does not include the beneficial interest, if any, in the 25,000 shares of Common Stock underlying the options granted to Mr. Hale, and the right to vote or dispose of such shares of Common Stock issuable upon exercise of such options by Mr. Hale, which rights are held by Pequot Capital Management, Inc. pursuant to a contractual relationship between Mr. Hale and Pequot Capital Management, Inc. Also does not include 3,154,666 shares of Common Stock beneficially owned by the Company’s directors and officers that are subject to a voting agreement between the Company and its directors and officers relating to certain matters being submitted for approval at the 2006 Annual Meeting. Pequot does not affirm to be part of a group with respect to these shares and expressly disclaims beneficial ownership of these shares

Equity Compensation Plan Information

The following table provides information as of October 2, 2005 with respect to the shares of Company Common Stock that may be issued under the Company’s existing equity compensation plans.

Plan Category	A	B	C
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)

Equity Compensation Plans Approved by Stockholders (1)	4,186,300	2.43	390,700

Equity Compensation Plans Not Approved by Stockholders (2)(3)	936,700	2.17	56,300

Total	5,123,000	2.38	447,000

(1)	Consists of the 2003 Stock Incentive Plan, the 2001 Irvine Sensors Corporation Stock Option Plan and the 1999 Stock Option Plan.
(2)	Consists of the 2001 Non-Qualified Stock Option Plan (“2001 Supplemental Plan”) and the 2000 Non-Qualified Option Plan (“2000 Supplemental Plan”). Some of the Company’s directors and officers hold options issued under these plans.
(3)	Five hundred thousand shares have also been contributed by the Company to a Rabbi Trust to be held for the benefit of certain key employees pursuant to a non-qualified deferred compensation retirement plan. Contributions are determined by the Company’s Board annually. Accordingly, such shares are not included in the number of securities issuable in column (a) or the weighted average price calculation in column (b), nor are potential future contributions included in column (c).

Non-Stockholder Approved Plans

As of January 19, 2006, the Company has two non-stockholder approved equity incentive plans, the 2000 Supplemental Plan and the 2001 Supplemental Plan.

Under the 2001 Supplemental Plan, option grants may be made to employees of the Company (or any parent or subsidiary corporation) who are neither officers nor Board members at the time of the option grant. Under the 2000 Supplemental Plan, option grants may be made to employees, directors or consultants of the Company (or any parent or subsidiary corporation). Options under the 2000 Supplemental Plan and the 2001 Supplemental Plan (the “Supplemental Option Plans”) will typically vest and become exercisable in a series of installments over the optionee’s period of service with the Company. Each outstanding option under the 2000 Supplemental Plan will vest in full on an accelerated basis in the event the Company is acquired. Each outstanding option under the 2001 Supplemental Plan will vest in full on an accelerated basis in the event the Company is acquired and that option is not assumed or replaced by the acquiring entity. Each option granted under either of the Supplemental Option Plans will have a maximum term set by the plan administrator (either the Board or a Board committee) at the time of grant, subject to earlier termination following the optionee’s cessation of employment or service. All options granted under the Supplemental Option Plans are non-statutory options under the Federal tax law.

As of October 2, 2005, options covering 40,000 shares of Common Stock, out of a total of 75,000 total shares reserved, were outstanding, no shares had been issued, there were no outstanding share right awards, and 35,000 shares remained available for future award under the 2000 Supplemental Plan, unless said Plan is terminated in connection with the adoption of the proposed 2006 Stock Incentive Plan. As of October 2, 2005, options covering 896,700 shares of Common Stock, out of a total of 1,500,000 total shares reserved, were outstanding, 582,000 shares had been issued, there were no outstanding share right awards, and 21,300 shares remained available for future award under the 2001 Supplemental Plan, unless said Plan is terminated in connection with the adoption of the proposed 2006 Stock Incentive Plan.

In September 2002, the Company authorized a non-qualified deferred compensation retirement plan for key employees with service then in excess of twelve years. Contributions to this plan are determined by the Company’s Board annually and made to a Rabbi Trust to be held for the benefit of certain key employees. 500,000 shares of the Company’s Common Stock have been contributed to the Rabbi Trust over the period June 2003 through October 2005. The plan is unfunded, and participants’ accounts represent unsecured claims against the Company. The Rabbi Trust was established by the Company and is subject to creditor claims. Shares in the plan may be distributed to each plan beneficiary when they retire from service at a retirement age permitted under the Company’s Cash or Deferred and Stock Bonus Plan.

Item 13. Certain Relationships and Related Transactions

Related Party Transactions

In May 2005, the Company entered into a one-year consulting agreement with one of its directors, Chris Toffales, and CTC Aero, LLC, of which Mr. Toffales is sole owner, pursuant to which Mr. Toffales and CTC Aero would provide strategic planning and business development consulting services to the Company. Mr. Toffales earned $100,900 during fiscal 2005 for the provision of such services pursuant to this agreement. In August 2005, the Company amended and restated the agreement, pursuant to which amendment Mr. Toffales would provide services in connection with potential acquisition activities of the Company and the Company would pay a success fee in the event of the closure of such an acquisition. Mr. Toffales did not earn such a success fee during fiscal 2005; however, he earned a success fee of $500,000 in connection with the acquisition of Optex described below. Although this fee currently is payable in cash, the Company is seeking stockholder approval to pay the fee with 192,308 shares of Common Stock in lieu of cash. CTC Aero also earned a fee of approximately $127,500 in connection with the closing of the private placement described below, payable by Pequot Private Equity Fund III, L.P. and Pequot Offshore Private Equity Partners III, L.P., the purchasers of the senior subordinated secured convertible notes issued in such private placement.

On December 30, 2005, the Company entered into an amendment to the Consulting Agreement to extend its term for three years to December 30, 2008, and to make all future acquisition success fees, if any, payable in unregistered shares of Common Stock in an amount equal to between 5% and 1% of the total purchase price paid by the Company for the acquisition, which percentage decreases based upon the total acquisition purchase price, and valued at the same per share purchase price as agreed upon in the applicable acquisition. The success fee shall not be less than $150,000. The Company also will pay an additional amount in cash equal to 35% of the success fee.

In December 2005, the Company purchased 70% of the issued and outstanding capital stock of Optex Systems, Inc. from Timothy Looney in consideration for an initial cash payment of $14.0 million, subject to adjustment upon completion of Optex’s 2005 audit. Mr. Looney also has the potential to receive up to an additional $4.0 million in a cash earnout based upon the percentage of net cash flow generated from the Optex business for each of the next three fiscal years. The Company also entered into a Buyer Option Agreement with Mr. Looney, whereby the Company will purchase the remaining 30% of the issued and outstanding capital stock of Optex from Mr. Looney upon approval of the Company’s stockholders in consideration for the issuance to Mr. Looney of 2,692,308 shares of the Company’s Common Stock. In connection with the transaction in December 2005, Mr. Looney became an officer of the Company and remains an officer and director of Optex. If the issuance of stock to Mr. Looney is approved by the Company’s stockholders, Mr. Looney will become a greater than 5% stockholder of the Company. Mr. Looney’s spouse was an officer and director of Optex until the consummation of the transaction in December 2005, but remains employed by Optex.

In December 2005, the Company also entered into an Employment Agreement with Mr. Looney. The term of the Employment Agreement is from January 3, 2006 through January 3, 2008. Under the Employment Agreement, Mr. Looney will receive an annual base salary of $180,000 and will be eligible to participate in the Company’s incentive stock option programs made available to the Company’s executive officers for which Mr. Looney qualifies. In the event of Mr. Looney’s termination of employment (i) by the Company without cause, (ii) by Mr. Looney for good reason or (iii) without cause within six months in conjunction with or within six months following a change in control, the Company will continue to pay Mr. Looney his base salary through January 3, 2008.

In order to finance the acquisition of the issued and outstanding capital stock of Optex, in December 2005, the Company closed a private placement, with two accredited institutional investors, Pequot Private Equity Fund III, L.P. and Pequot Offshore Private Equity Partners III, L.P. (“Pequot”), of senior subordinated secured convertible notes in the original aggregate principal amount of $10.0 million (the “Notes”) and issued to Pequot four-year warrants to purchase an aggregate of

1,346,154 shares of the Company’s Common Stock at an exercise price of $3.10 per share (the “Warrants”). The Notes were issued in two series, both of which bear interest at 3.5% per annum, subject to potential reduction over time. One series of Notes, with an aggregate face amount of $7,445,493, matures in four years, and the other series of Notes, with an aggregate face amount of $2,554,507, currently matures in two years. The principal and interest under the Notes is convertible into shares of Common Stock at a conversion price per share of $2.60 and the Warrants are exercisable for shares of Common Stock at an exercise price per share of $3.10, subject to adjustment for stock splits, stock dividends, recapitalizations and the like and for certain price dilutive issuances. Subject to certain conditions and limitations, the principal and interest under the Notes also may be repaid with shares of Common Stock. The conversion and exercise of the Notes and Warrants into an aggregate number of shares of Common Stock exceeding 19.99% of the Company’s outstanding Common Stock prior to the closing of the private placement is subject to approval of the Company’s stockholders. As a result of the private placement, Pequot became a beneficial owner of greater than 5% of the Company’s Common Stock.

Since the beginning of fiscal 2005, there was no other transaction or series of similar transactions to which the Company was or is a party in which the amount involved exceeded or exceeds $60,000 and in which any director, executive officer, beneficial owner of more than 5% of any class of the Company’s voting securities, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest. It is anticipated that any future transactions between the Company and its officers, directors, principal stockholders and affiliates will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties and that such transaction will be reviewed and approved by the Company’s Audit Committee and a majority of the independent and disinterested members of the Board.

Indemnification of Directors and Executive Officers

In addition to the indemnification provisions contained in the Company’s certificate of incorporation and bylaws, the Company has entered into separate indemnification agreements with each of its directors and executive officers. These agreements require that the Company, among other things, indemnify the person against expenses (including attorneys’ fees), judgments, fines and settlements paid by such individual in connection with any action, suit or proceeding arising out of such individual’s status or service as a director or officer of the Company (other than liabilities arising from willful misconduct or conduct that is knowingly fraudulent or deliberately dishonest) and to advance expenses incurred by such individual in connection with any proceeding against such individual with respect to which such individual may be entitled to indemnification by the Company.

Item 14. Principal Accountant Fees and Services

Audit and Other Fees

Audit Fees: Grant Thornton LLP, the Company’s independent auditors, billed the Company an aggregate of $372,100 for professional services rendered for the audit of the Company’s financial statements for fiscal 2005, for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for the quarterly periods in fiscal 2005 and for consents issued in connection with the Company’s registration statements on Forms S-3 and S-8 in fiscal 2005. Grant Thornton billed the Company an aggregate of $277,400 for such comparable professional services rendered for the fiscal year ended October 3, 2004 (“fiscal 2004”).

Audit-Related Fees: In fiscal 2005, Grant Thornton LLP billed the Company an aggregate of $38,500 for fees in connection with discussions related to the Company’s review in the context of the Sarbanes-Oxley Act. Grant Thornton LLP billed the Company an aggregate of $9,800 for such comparable professional services rendered for fiscal 2004.

Tax Fees: The Company did not engage Grant Thornton LLP to provide advice or assistance in tax compliance/preparation and other tax services for either fiscal 2005 or fiscal 2004.

All Other Fees: The Company did not engage Grant Thornton LLP to provide any other services for either fiscal 2005 or fiscal 2004.

Except for the fees for services described under “Audit Fees” and “Audit-Related Fees” above, the Company did not pay Grant Thornton LLP any other fees or engage Grant Thornton LLP for any other services during fiscal 2005 and fiscal 2004.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has adopted a policy for the pre-approval of services provided by the independent auditors. Under the policy, pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. In addition, the Audit Committee may also pre-approve particular services on a case-by-case basis. For each proposed service, the independent auditor is required to provide detailed back-up documentation at the time of approval. The Audit Committee may delegate pre-approval authority to one or more of its members. Such a member must report any decisions to the Audit Committee at the next scheduled meeting.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements

	See Index to Consolidated Financial Statements on page F-1 of the Initial Form 10-K.

	(2)	Financial Statement Schedules:

	Schedule II, Valuation and Qualifying Accounts, is filed as part of the Initial Form 10-K on page F-30. All other schedules have been omitted because they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

	(3)	Exhibits

	The following is a list of the exhibits encompassed in this Amendment No. 1 on Form 10-K/A:

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of the Registrant, as amended and currently in effect (1)

3.2	By-laws, as amended and currently in effect (2)

10.1*	1999 Stock Option Plan (3)

10.2*	2000 Non-Qualified Stock Option Plan (4)

10.3*	2001 Stock Option Plan (5)

10.4*	2001 Non-Qualified Stock Option Plan (6)

10.5*	2001 Compensation Plan, as amended December 13, 2001 (7)

10.6*	2003 Stock Incentive Plan as amended March 1, 2005 (8)

10.7*	Deferred Compensation Plan (9)

10.8	Consulting Agreement between the Registrant and Robert G. Richards, dated May 10, 2005 (10)

10.9	Consulting Agreement between the Registrant and CTC Aero, LLC, as amended and restated August 10, 2005 (11)

10.10	Subscription Agreement dated as of March 27, 2003 by and between the Registrant and Securities Trust Company TTEE Irvine Sensors Corporation Cash or Deferred & Stock Bonus Plan Ret. Plan FBO: John Carson (12)

10.11	Warrant dated as of March 27, 2003 issued to the Securities Trust Company TTEE Irvine Sensors Corporation Cash or Deferred & Stock Bonus Plan Ret. Plan FBO: John Carson (13)

10.12	Subscription Agreement dated as of April 29, 2003 by and between the Registrant and Securities Trust Company TTEE Irvine Sensors Corporation Cash or Deferred & Stock Bonus Plan Ret. Plan FBO: John Carson (14)

10.13	Form of Indemnification Agreement between the Registrant and its directors and officers (15)

10.14	Lease Agreement for premises at 3001 Red Hill Avenue, Bldg. 3, Costa Mesa, California, effective October 1, 2003 (16)

10.15	Lease Agreement for premises at 3001 Red Hill Avenue, Bldg. 4, Suite 200, Costa Mesa, California, effective October 1, 2003 (17)

10.16	Lease Agreement for premises at 3001 Red Hill Avenue, Bldg. 4, Suite 109, Costa Mesa, California, effective October 1, 2003 (18)

21.1†	Subsidiaries of the Registrant

23.1†	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003.

(2)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K filed September 1, 2004.
(3)	Incorporated by reference to Exhibit 10.10 filed with the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-88385), filed October 20, 1999.
(4)	Incorporated by reference to Exhibit 10.5 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2002.
(5)	Incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement for the March 7, 2001 Annual Meeting of Stockholders, filed February 9, 2001.
(6)	Incorporated by reference to Exhibit 99 filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-102284), filed December 31, 2002.
(7)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-76756), filed January 15, 2002.
(8)	Incorporated by reference to Exhibit 99 filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-124868), filed May 12, 2005.
(9)	Incorporated by reference to Exhibit 10.9 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 2004.
(10)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2005.
(11)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2005.
(12)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2003.
(13)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2003.
(14)	Incorporated by reference to Exhibit 4.4 filed with the Registrant’s Registration Statement on Form S-3 (File No. 333-105064), filed May 7, 2003.
(15)	Incorporated by reference to Exhibit 10.9 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2000.
(16)	Incorporated by reference to Exhibit 10.18 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003.
(17)	Incorporated by reference to Exhibit 10.19 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003.
(18)	Incorporated by reference to Exhibit 10.20 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003.
*	Denotes management contract or compensatory plan or arrangement
†	Previously filed

(b)	Exhibits

The exhibits filed as part of this Amendment No. 1 on Form 10-K/A are listed in Item 15(a)(3) of this Form 10-K/A.

(c)	Financial Statement Schedules

The Financial Statement Schedules required by Regulation S-X and Item 8 of Form 10-K are listed in Item 15(a)(2) of the Initial Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A (Amendment No. 1) to be signed on its behalf by the undersigned, thereunto duly authorized.

IRVINE SENSORS CORPORATION

By:	/s/ John C. Carson
John C. Carson
Chief Executive Officer, President and Director
(Principal Executive Officer)
Dated: January 30, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K/A (Amendment No. 1) has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ John C. Carson	/s/ John J. Stuart, Jr.
John C. Carson	John J. Stuart, Jr.
Chief Executive Officer, President and Director	Chief Financial Officer and Secretary
(Principal Executive Officer)	(Principal Financial and Chief Accounting Officer)
Dated: January 30, 2006	Dated: January 30, 2006

/s/ Mel R. Brashears	/s/ Marc Dumont
Mel R. Brashears, Chairman of the Board	Marc Dumont, Director
Dated: January 30, 2006	Dated: January 30, 2006

/s/ Thomas M. Kelly	/s/ Clifford Pike
Thomas M. Kelly, Director	Clifford Pike, Director
Dated: January 30, 2006	Dated: January 30, 2006

/s/ Robert G. Richards
Frank Ragano, Director	Robert G. Richards, Director
Dated: January 30, 2006	Dated: January 30, 2006

/s/ Chris Toffales
Chris Toffales, Director	Martin Hale, Jr., Director
Dated: January 30, 2006	Dated: January 30, 2006