Form 10-Q
period 2006-01-01
IRVINE SENSORS CORP/DE/
filed 2006-02-21
CIK 357108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “ large accelerated filer” in Rule 12b-2 of the Exchange Act.)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑

As of February 3, 2006, there were 19,464,997 shares of common stock outstanding.

IRVINE SENSORS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL PERIOD ENDED JANUARY 1, 2006

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

IRVINE SENSORS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	January 1, 2006	October 2, 2005
Assets
Current assets:
Cash and cash equivalents	$2,768,800	$1,309,600
Restricted cash	48,100	41,200
Accounts receivable, net of allowance for doubtful accounts of $135,000 and $70,000, respectively	4,063,000	1,190,000
Unbilled revenues on uncompleted contracts	1,283,300	1,968,800
Inventory, net	6,625,300	1,164,300
Other current assets	166,800	82,500

Total current assets	14,955,300	5,756,400
Property and equipment, net	5,428,200	5,052,700
Patents and trademarks, net	797,200	753,000
Goodwill	10,751,700	—
Deferred costs	304,600	9,300
Deposits	101,900	81,800

Total assets	$32,338,900	$11,653,200

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,054,800	$1,746,000
Accrued expenses	2,046,300	1,049,700
Accrued estimated loss on contracts	55,900	26,200
Advance billings on uncompleted contracts	258,900	97,700
Deferred revenue	2,100	—
Line of credit	2,000,000	—
Current portion of bank note payable	1,225,000	—
Capital lease obligations – current portion	123,700	148,500

Total current liabilities	8,766,700	3,068,100
Notes payable — convertible and bank	13,675,000	—
Capital lease obligations, less current portion	67,100	81,000
Minority interest in consolidated subsidiaries	2,184,400	409,900

Total liabilities	24,693,200	3,559,000

Stockholders’ equity:
Common stock, $0.01 par value, 80,000,000 shares authorized; 19,432,300 and 18,669,700 shares issued and outstanding, respectively	194,300	186,700
Common stock warrants; 2,344,900 and 1,233,900 warrants outstanding, respectively	—	—
Unamortized employee stock bonus plan contribution	(953,600)	—
Unamortized deferred compensation	(177,700)	—
Common stock held by Rabbi Trust	(939,000)	(702,000)
Deferred compensation liability	939,000	702,000
Paid-in capital	121,631,400	119,831,100
Accumulated deficit	(113,048,700)	(111,923,600)

Total stockholders’ equity	7,645,700	8,094,200

	$32,338,900	$11,653,200

See Accompanying Condensed Notes to Consolidated Financial Statements.

IRVINE SENSORS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	13 Weeks Ended
	January 1, 2006	January 2, 2005
Revenues:
Contract research and development revenue	$4,256,700	$3,625,400
Product sales	508,700	468,600
Other revenue	15,600	39,300

Total revenues	4,781,000	4,133,300

Cost and expenses:
Cost of contract research and development revenue	3,371,000	2,816,000
Cost of product sales	382,200	488,400
General and administrative expense	2,069,600	1,670,000
Research and development expense	69,400	320,400

Total costs and expenses	5,892,200	5,294,800

Loss from operations	(1,111,200)	(1,161,500)
Interest expense	(8,300)	(9,400)
Interest and other income	1,600	3,500

Loss from continuing operations before minority interest and provision for income taxes	(1,117,900)	(1,167,400)
Minority interest in loss of subsidiaries	300	200
Provision for income taxes	(6,100)	(6,100)

Loss from continuing operations	(1,123,700)	(1,173,300)
Loss from operations of discontinued subsidiary	(1,400)	(2,800)

Net loss	$(1,125,100)	$(1,176,100)

Basic and diluted net loss per common share information:
From continuing operations	$(0.06)	$(0.07)
From operations of discontinued subsidiary	(0.00)	(0.00)

Basic and diluted net loss per common share	$(0.06)	$(0.07)

Weighted average number of common shares outstanding	19,194,300	17,953,300

See Accompanying Condensed Notes to Consolidated Financial Statements.

IRVINE SENSORS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	13 Weeks Ended
	January 1, 2006	January 2, 2005
Cash flows from operating activities:
Loss from continuing operations	$(1,123,700)	$(1,173,300)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	478,300	433,700
Non-cash employee retirement plan contributions	305,600	253,100
Minority interest in net loss of subsidiaries	(300)	(200)
Common stock issued to pay operating expenses	2,900	2,900
Non-cash share based compensation	148,400	—
Increase in accounts receivable	(681,200)	(204,800)
(Increase) decrease in unbilled revenues on uncompleted contracts	685,500	(255,400)
Increase in inventory	(78,400)	(282,200)
Increase in other current assets	—	(26,700)
Increase (decrease) in accounts payable and accrued expenses	(303,600)	331,900
Increase in accrued estimated loss on contracts	29,700	35,600
Increase in advance billings on uncompleted contracts	161,200	101,800
Increase in deferred revenue	2,100	136,600

Total adjustments	750,200	526,300

Net cash used in operating activities	(373,500)	(647,000)

Cash flows from investing activities:
Acquisition of 70% of Optex Systems, Inc.	(14,392,900)	—
Capital facilities and equipment expenditures	(367,900)	(339,300)
Acquisition of patents	(71,800)	(50,000)
Increase in restricted cash	(6,900)	(500)

Net cash used in investing activities	(14,839,500)	(389,800)

Cash flows from financing activities:
Proceeds from issuance of convertible debt and common stock warrants	9,776,100	—
Proceeds from bank term loan	4,900,000	—
Proceeds from revolving line of credit	1,919,300	—
Proceeds from options and warrants exercised	124,800	88,700
Principal payments of capital leases	(38,700)	(30,500)

Net cash provided by financing activities	16,681,500	58,200

Net cash (used in) provided by operating activities of discontinued operations	(9,300)	11,000

Net increase (decrease) in cash and cash equivalents	1,459,200	(967,600)
Cash and cash equivalents at beginning of period	1,309,600	2,064,100

Cash and cash equivalents at end of period	$2,768,800	$1,096,500

Noncash investing and financing activities:
Debt issue costs incurred in connection with the Optex Acquisition	$304,600
Success fee payable in connection with the Optex Acquisition	$500,000
Direct costs incurred but not yet paid in connection with the Optex Acquisition	$137,700
Equipment financed with capital leases	—	$78,000

Supplemental cash flow information:
Cash paid for interest	$37,400	$9,400

See Accompanying Condensed Notes to Consolidated Financial Statements.

IRVINE SENSORS CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - General

The information contained in the following Condensed Notes to Consolidated Financial Statements is condensed from that which would appear in the audited consolidated financial statements for Irvine Sensors Corporation (“ISC”) and its subsidiaries (together with ISC, the “Company”), and the accompanying unaudited condensed consolidated financial statements do not include certain footnotes and other financial presentations normally required under accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, the unaudited consolidated financial statements included herein should be reviewed with the audited consolidated financial statements and related notes thereto contained in the Annual Report on Form 10-K of the Company for the fiscal year ended October 2, 2005 (“fiscal 2005”). It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

The consolidated financial information as of January 1, 2006 and January 2, 2005 included herein is unaudited but includes all normal recurring adjustments which, in the opinion of management of the Company, are necessary to present fairly the consolidated financial position of the Company at January 1, 2006, the results of its operations for the 13-week periods ended January 1, 2006 and January 2, 2005, and its cash flows for the 13-week periods ended January 1, 2006 and January 2, 2005. As discussed in Note 2, the Company has not completed the process of determining the fair values of the net assets it acquired in the purchase of a 70% ownership interest in Optex Systems, Inc. (“Optex”) on December 30, 2005; accordingly, the assets and liabilities of Optex have been included in the accompanying consolidated balance sheet at January 1, 2006 at their carrying values in the unaudited financial statements of Optex at December 31, 2005, and the excess of the purchase price over such values is presented as goodwill. The Company expects to complete its accounting for this acquisition in the next fiscal quarter and expects that some of the amount reported as goodwill in the accompanying consolidated balance sheet will be allocated to assets acquired, liabilities assumed and identifiable intangible assets. The consolidated financial information as of October 2, 2005 included herein has been derived from the Company’s audited consolidated financial statements as of, and for the year ended, October 2, 2005.

Summary of Significant Accounting Policies

Company Operations. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company generated net losses of $1,796,500 and $1,125,100 in fiscal 2005 and the 13-week period ended January 1, 2006, respectively. The purchase of a 70% interest in Optex brought a substantial backlog for future sales of products that is expected to contribute positive cash flow from operations to the Company for the balance of the 52 week period ending October 1, 2006 (“fiscal 2006”) and thereafter. Furthermore, in connection with the Optex transaction, the Company obtained a $2,000,000 revolving line of credit to address its working capital requirements. As a result of the Optex transaction and related financing, the Company had working capital of $6,188,600at January 1, 2006, which management believes will be adequate to meet the liquidity requirements of the Company’s operating plan for at least the next twelve months. At January 1, 2006, the Company had total stockholders’ equity of $7,645,700.

Management believes that the Company’s losses in recent years have resulted from a combination of insufficient contract research and development revenue to offset the cost of the Company’s skilled and diverse technical staff believed to be necessary to support exploitation of the Company’s technologies, amplified by the effects of the Company’s discretionary investments to productize a wide variety of those technologies. To date, the Company has not yet been successful in most of these product activities, nor has it been able to raise sufficient capital to fund the future development of many of these technologies. Accordingly, the Company has sharply curtailed the breadth of its prior product investments, and instead has focused its resources on the potential growth of its chip stacking business and, commencing in fiscal 2005, various miniaturized camera products. Based upon backlog and notices and projections of awards from government agencies, management believes that the Company’s government research and development contract business in fiscal 2006 will continue to contribute to substantial recovery of the Company’s indirect expenses through permitted contract billing rates and that sales of its chip stacking and camera products can provide margins to absorb further the indirect expenses that are not fully recovered through its government research and development contract business. In addition, the expected positive future cash flows from Optex’s operations are anticipated to contribute to the Company’s working capital. Management has developed an operating plan, which it expects will enable the Company to manage costs in line with estimated total revenues for fiscal 2006, including contingencies for cost reductions if projected revenue growth is not fully realized. Accordingly, management believes that the Company’s operations will generate sufficient cash to meet its continuing obligations for at least the next twelve months. However there can be no assurance that projected revenue growth will occur or that the Company will successfully implement its plans, including the successful integration of Optex’s operations. Additionally, if the Company requires additional financing to meet its working capital needs, there can be no assurance that suitable financing will be available on acceptable terms, on a timely basis, or at all.

Consolidation. The consolidated financial statements include the accounts of ISC and its subsidiaries, Optex, MicroSensors, Inc. (“MSI”), RedHawk Vision Systems, Inc. (“RedHawk”), iNetWorks Corporation, 3D Microelectronics, Inc. and 3D MicroSystems, Inc. Novalog, Inc., a subsidiary of the Company, ceased operations late in fiscal 2005 and is reported as discontinued operations. 3D Microelectronics and 3D Microsystems are shell corporations and do not have any material assets, liabilities or operations. All significant intercompany transactions and balances have been eliminated in the consolidation.

Fiscal Periods. The Company’s fiscal year ends on the Sunday nearest September 30. Fiscal 2005 ended on October 2, 2005 and included 52 weeks. Fiscal 2006 will also include 52 weeks and will end on October 1, 2006. The Company’s first quarter of fiscal 2006 was the 13 weeks ended January 1, 2006.

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

Estimated Costs to Complete and Accrued Loss on Contracts. The Company reviews and reports on the performance of its contracts against the respective plans. These reviews are summarized in the form of estimates of costs to complete the contracts (“ETCs”). ETCs include management’s current estimates of remaining amounts for direct labor, material, subcontract support and allowable indirect costs based on each contract’s completion status and either the current or re-planned future technical requirements under the contract. If an ETC indicates a potential overrun against budgeted program resources, management generally seeks to revise the program plan in a manner consistent with customer objectives to eliminate such overrun and to secure necessary customer agreement to such revision. To mitigate the financial risk of such re-planning, the Company attempts to negotiate the deliverable requirements of its research and development contracts to allow as much flexibility as possible in technical outcomes. When re-planning does not appear possible within program budgets, an accrual for estimated contract loss is recorded based on the most recent ETC of the particular program.

During the 13 weeks ended January 1, 2006, the Company’s accrued estimated loss on contracts increased $29,700, from $26,200 to $55,900. This increase reflects a change in the Company’s aggregate estimate (excluding contingencies), which management believes reflects ETCs for contracts in progress based on their completion status at January 1, 2006 and current and future technical requirements under the program contracts.

Revenues. The Company’s total revenues during the first 13 weeks of fiscal 2006 were primarily derived from contracts to develop prototypes and provide research, development, design, testing and evaluation of complex detection and control defense systems. The Company’s research and development contracts are usually cost reimbursement plus fixed fee, fixed price level of effort or occasionally firm fixed price. The Company’s cost reimbursement plus fixed fee contracts require the Company’s good faith performance of a statement of work within overall budgetary constraints, but with latitude as to resources utilized. The Company’s fixed price level of effort contracts require the Company to deliver a specified number of labor hours in the performance of a statement of work. The Company’s firm fixed price contracts require the Company to deliver specified items of work independent of resources utilized to achieve the required deliverables. Revenues for all types of contracts are recognized as costs are incurred and include applicable fees or profits primarily in the proportion that costs incurred bear to estimated final costs. Costs and estimated earnings in excess of billings under government contracts are accounted for as unbilled revenues on uncompleted contracts and are stated at estimated realizable value.

United States government contract costs, including indirect costs, are subject to audit and adjustment from time to time by negotiations between the Company and government representatives. The government has approved the Company’s indirect contract costs through fiscal 2002 and is currently auditing the Company’s indirect contract costs for fiscal 2003. Contract revenues have been recorded in amounts that are expected to be realized upon final determination of allowable direct and indirect costs for the affected contracts.

The Company’s revenues derived from product sales in the 13 weeks ended January 1, 2006 were primarily the result of shipments of stacked chip products, largely memory stacks. Sales of the Company’s miniaturized camera products, including both infrared viewers and visible spectrum cameras, also contributed to the Company’s revenues on a limited basis during this 13-week period. Production orders for the Company’s products are generally priced in accordance with the Company’s established price list. Memory stack products and visible spectrum cameras are primarily shipped to original equipment manufacturers (“OEMs”). Infrared viewers are system level products that are primarily intended to be shipped to end user customers, initially for military applications. Revenues are recorded when products are shipped. Terms are FOB shipping point.

Some of Optex’s products carry either a one-year or two-year warranty under which defective products are repaired or replaced at no cost to the customer. However, Optex’s warranty-related costs have historically been minimal. RedHawk is the licensor of a shrink-wrapped software product that has no formal warranty and has not experienced significant returns. Other advanced products have been shipped for developmental and qualification use or have not been sold under formal warranty terms. The Company does not offer contractual price protection on any of its products. Accordingly, the Company does not presently maintain any reserves for returns under warranty or post-shipment price adjustments.

Accounts Receivable. Accounts receivable consists of amounts billed and currently due from customers. The Company monitors the aging of its accounts receivable and related facts and circumstances to determine if an allowance should be established for doubtful accounts.

Research and Development Costs. A major portion of the Company’s operations is comprised of customer-funded research and prototype development or related activities that are recorded as cost of contract revenues. The Company also incurs costs for internal research and development of new concepts in proprietary products. Such unfunded research and development costs are charged to research and development expense as incurred.

Inventory. Product inventory is valued at the lower of cost or market. Cost of the Company’s product inventory is determined by the average cost method, which reflects a change in accounting principle adopted in August 2005 and which has been applied to product inventory valuations commencing in the fourth quarter of fiscal 2005. Prior to that time, the Company utilized the first-in, first-out method for valuation of product inventory. The effect of this changed accounting principle was not material. Optex Inventory is valued on the first-in, first-out basis and includes direct material and labor costs as well as manufacturing overhead costs allocated based on direct labor dollars. Inventories are reviewed quarterly to determine salability and obsolescence. A reserve is established for slow moving and obsolete product inventory items. In addition, marketing of probable new research and development contracts under specific government budgets and programs is facilitated by the capitalization of material, labor and overhead costs that are recoverable under such contracts. Due to the uncertain timing of such contract awards, the Company maintains significant reserves for this inventory to avoid overstating its value. (See Note 7).

Property and Equipment. The Company capitalizes costs of additions to property and equipment, together with major renewals and betterments. Some projects require several years to complete and are classified as construction in progress, including expansion of the Company’s clean room facilities and related equipment. In addition, the Company capitalizes overhead costs for all in-house capital projects. Maintenance, repairs, and minor renewals and betterments are charged to expense. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized. Depreciation of property and equipment is provided over the estimated useful lives of the assets, primarily using the straight-line method. The useful lives of such assets are typically three to five years. Leasehold improvements are amortized over the terms of the leases.

Deferred Costs. In order to finance the acquisition of Optex, on December 30, 2005 the Company entered into a securities purchase agreement with two accredited institutional investors which raised gross proceeds of $10 million, and into a loan and security agreement with a bank for $4.9 million. In connection with the financing, we were charged debt-issuance costs of $304,600 that are recorded as deferred costs within our consolidated balance sheet as of January 1, 2006. We will amortize those costs to interest expense using the effective interest method over the respective terms of each financing agreement. See Note 2 for a detailed discussion of the Optex acquisition.

Accounting for Stock-Based Compensation. Prior to fiscal 2006, the Company accounted for stock-based employee compensation as prescribed by Accounting Principle Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and, Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). SFAS No. 123 required pro forma disclosures of net income (loss) and net income (loss) per share as if the fair value based method of accounting for stock-based awards had been applied for employee grants. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the vesting period.

Effective October 3, 2005 (the “implementation date”), the beginning of fiscal 2006, the Company has accounted for stock-based compensation under Statement of SFAS No. 123 (revised 2004), Share Based Payment (“SFAS No. 123(R)”). Pursuant to SFAS No. 123(R), the Company is required to expense against the Company’s reported earnings: (1) the fair value of all option grants or stock issuances made to employees or directors on or after the implementation date; and (2) a portion of the fair value of each option and stock grant made to employees or directors prior to the implementation date that represents the unvested portion of these share-based awards as of such implementation date. These amounts are expensed after the implementation date over the respective vesting periods of each award using the straight-line attribution method. As permitted by SFAS No. 123(R), the Company has elected to apply SFAS No. 123(R) on a prospective basis and has not retroactively restated any prior periods. As such, the Company will continue to disclose prior period pro-forma net income (loss) and net income (loss) per share in footnote disclosure.

The Company calculates stock-based compensation by estimating the fair value of each option using the Black-Scholes option pricing model. The Company’s determination of fair value of share-based payment awards are made as of their respective dates of grant using the option pricing model and is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behavior. The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, the existing valuation models may not provide an accurate measure of fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS No. 123 (R) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. The calculated compensation cost is recognized on a straight-line basis over the vesting period of the option.

The Company issues stock options to employees and outside directors whose only condition for vesting are continued employment or service during the related vesting period. Typically, the vesting period is four years for employee awards, and immediate vesting for directors, although awards are sometimes granted with two year vesting periods.

During the 13-week period ended January 1, 2006, the Company granted options to purchase 62,000 shares of its common stock, with a weighted average exercise price of $2.23 per share and a weighted average fair value of $1.41 per share. All grants were made at exercise prices equal to the closing price of the Company’s common stock as reported by the Nasdaq Capital Market at the respective dates of grant. Previously granted options to purchase 436,200 shares of the Company’s common stock with a weighted average exercise price of $2.18 per share and a weighted average fair value of $0.81per share were unvested as of the implementation date of SFAS No. 123(R). Compensation expense resulting from amortization of the newly granted options and all unvested options at the implementation date during the 13-week period ended January 1, 2006 was calculated to be $148,400, of which $85,300 was charged to cost of contract research and development, and $63,100 was charged to general and administrative expense during such period.

Prior to the adoption of SFAS No. 123 (R), tax benefits of deductions resulting from the exercise of stock options, if any, were presented as operating cash flows in the statement of cash flows. SFAS No. 123 (R) requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. There are no tax benefits resulting from the exercise of stock options for the 13-week period ended January 1, 2006.

SFAS No. 123 (R) requires the Company to continue to provide the pro forma disclosure required by SFAS 123 for all periods presented in which share-based payments to employees are accounted for under APB Opinion No. 25. The following table illustrates the effect on net loss and loss per share for the 13-week period ended January 2, 2005 as restated, and as if the Company’s stock-based compensation had been determined based on the fair value at the grant dates for awards made prior to fiscal 2006, under those plans and consistent with SFAS No. 123(R):

Restated
Net loss, as reported	$(1,176,100)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(54,400)

Pro forma net loss	$(1,230,500)

Loss per share:
Basic and diluted, as reported	$(0.07)
Basic and diluted, pro forma	$(0.07)

The tabular presentation above includes a correction to the stock-based employee compensation expense to reflect the vesting period allocation method as opposed to a lifetime-of-option allocation method erroneously used in the Company’s Form 10-Q for the 13-week period ended January 2, 2005. This correction decreased the pro-forma compensation expense for the 13-week period ended January 2, 2005 by $48,900, from the previously reported amount of $103,300, but did not effect the previously reported pro-forma basic and diluted loss per share.

As a result of adopting SFAS No. 123(R) on October 3, 2005, the Company’s loss from continuing operations before minority interest and provision for income taxes and net loss for the 13-week period ended January 1, 2006 is $148,400 greater than if it had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted net loss per share for the 13-week period ended January 1, 2006 would have been $0.05, if the Company had not adopted SFAS No. 123(R), compared to reported basic and diluted net loss per share of $0.06.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants issued during the 13-week periods ended January 1, 2006 and January 2, 2005.

13-week period ended
	January 1, 2006	January 2, 2005
Risk free interest rate	4.41% - 4.48%	3.09% - 3.22%
Expected life	5 - 6.25 years	1 - 2 years
Expected volatility	68.3%	70.5% - 77.1%
Expected dividend yield	None	None

There were no option grants by subsidiaries during the 13-week periods ended January 1, 2006 and January 2, 2005.

Expected life of the options granted during the 13-week period ended January 1, 2006 is computed using the mid-point between the vesting period and contractual life of the options granted (the “simplified method”) as permitted by Staff Accounting Bulletin No. 107. Expected volatilities are based on the historical volatility of the Company’s stock and other factors.

The following table summarizes stock options outstanding as of January 1, 2006 as well as activity during the 13-week period then ended:

	Shares	Weighted- Average Exercise Price
Outstanding at October 2, 2005	5,123,047	$2.38
Granted	62,000	$2.23
Exercised	(19,500)	$1.47
Forfeited	(35,633)	$2.45

Outstanding at January 1, 2006	5,129,914	$2.38

Exercisable at January 1, 2006	4,676,438	$2.41

At January 1, 2006 the weighted-average remaining contractual life of options outstanding and exercisable was 7.5 years and 7.3 years, respectively.

The total amount of compensation expense related to non-vested awards not yet recognized at January 1, 2006 was $262,200 and, assuming the optionees continue to be employed by the Company, that amount will be recognized as compensation expense as follows:

FY 2006	$167,500
FY 2007	67,200
FY 2008	21,900
FY 2009	5,400
FY 2010	200

Total	$262,200

However, such amounts do not include the cost of new options that may be granted in future periods nor any changes in the Company’s forfeiture percentage.

At January 1, 2006, the aggregate intrinsic value of unvested options outstanding and options exercisable was $27,900 and $0, respectively. (The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.) The weighted-average grant date fair value of stock options granted during the 13-week period ended January 1, 2006 was $1.41. The intrinsic value of stock options exercised during the 13-week period ended January 1, 2006 was $22,600.

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

Goodwill and Other Intangible Assets. Goodwill represents the cost of acquired businesses in excess of fair value of the related net assets at acquisition (See also Note 2). The Company does not amortize goodwill, but tests it annually for impairment using a fair value approach. The Company amortizes the cost of other intangibles over their estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Intangible assets with indefinite lives are tested annually for impairment and written down to fair value as required. Other intangible assets at January 1, 2006 consist principally of patents and trademarks related to the Company’s various technologies. Capitalized costs include amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of patent and trademark applications. These assets are amortized on a straight-line method over their estimated useful life of ten years.

Tangible Long-Lived Assets. The Company frequently monitors events or changes in circumstances that could indicate that the carrying amount of tangible long-lived assets to be held and used may not be recoverable. The determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. When impairment is indicated for a tangible long-lived asset, the amount of impairment loss is the excess of net book value of the asset over its fair value. Tangible long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. At January 1, 2006, management believed no indications of impairment existed.

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

Basic and Diluted Net Loss per Share. Basic net loss per share is based upon the weighted average number of shares of common stock outstanding. Diluted net loss per share is based on the assumption that options and warrants are included in the calculation of diluted net loss per share, except when their effect would be anti-dilutive. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of actual issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period (See Note 6).

Statements of Cash Flows. For purposes of the Consolidated Statements of Cash Flows, the Company considers all demand deposits and certificates of deposit with original maturities of 90 days or less to be cash equivalents.

Fair Value of Financial Instruments. Financial instruments include cash and cash equivalents, accounts receivable and payable, other current liabilities and long term debt. The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable and payable and other current liabilities approximate fair value due to the short-term nature of these items. In order to finance the acquisition of Optex, on December 30, 2005, the Company entered into a securities purchase agreement with two accredited institutional investors which raised gross proceeds of $10 million (See Note 3) and a Loan and Security Agreement with Square 1 Bank, pursuant to which the Company closed a four-year $4.9 million term loan. This term loan contains a loan payoff success fee. (See Note 4). The Series 1 Note, the Series 1 Warrants of this securities purchase agreement and the term loan payoff success fee must be accounted for as derivative liabilities subject to SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and related accounting pronouncements. Accordingly, the Company has bifurcated the embedded conversion option, the Series 1 Note and the term loan payoff success fee and recorded the embedded conversion option as a separate liability at its fair value at date of issue, which was determined using an option-pricing model. The Company has also accounted for the Series 1 Warrants instrument as a separate liability at its fair value at date of issue, which was determined using an option pricing model. Pursuant to SFAS No. 133, both of these derivative liabilities will be adjusted to current market value at each reporting date and until settlement, with the offsetting adjustment recorded through earnings.

Concentration of Credit Risk. The Company had cash deposits at U.S. banks and financial institutions, which exceeded federally insured limits at January 1, 2006. The Company is exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institution; however, the Company does not anticipate non-performance.

Reclassifications. Certain reclassifications have been made to the fiscal 2005 interim financial statements to conform to the current year presentation.

Derivatives. A derivative is an instrument whose value is “derived” from an underlying instrument or index such as a future, forward, swap, or option contract, or other financial instrument with similar characteristics, including certain derivative instruments embedded in other contracts (“embedded derivatives”) and for hedging activities. As a matter of policy, the Company does not invest in separable financial derivatives or engage in hedging transactions. However, the Company has recently entered into a complex transaction to finance an acquisition in which certain features of the financing instruments have resulted in the instruments being deemed derivatives or containing embedded derivatives. The Company may engage in other complex transactions in the future. Derivatives and embedded derivatives are measured at fair value and marked to market through earnings, as required by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. However, such new and/or complex instruments may have immature or limited markets. As a result, the pricing models used for valuation often incorporate significant estimates and assumptions, which may impact the level of precision in the financial statements.

Recently Issued Accounting Pronouncements. In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs (“SFAS 151”), which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005, which in the case of the Company is fiscal 2006. Adoption of SFAS 151 did not have a material impact on the Company’s financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”), which replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2007, which begins October 2, 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

In November 2005, the Financial Accounting Standards Board (FASB) issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1 and 124-1”), which clarifies when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 and 124-1 are effective for all reporting periods beginning after December 15, 2005. The Company does not anticipate that the implementation of these statements will have a significant impact on its financial position or results of operations.

In September 2005, the FASB issued EITF Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counter-party” (“EITF 04-13”). The issue provided guidance on the circumstances under which two or more inventory transactions with the same counter-party should be viewed as a single non-monetary transaction within the scope of APB Opinion No. 29, “Accounting for Non-monetary Transactions.” The issue also provided guidance on circumstances under which non-monetary exchanges of inventory within the same line of business should be recognized at fair value. EITF 04-13 will be effective for transactions completed in reporting periods beginning after March 15, 2006. The Company does not anticipate that the implementation of this EITF will have a significant impact on its financial position or results of operations.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”, which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing and (or) method of settlement. The Company is required to adopt Interpretation No. 47 by the end of fiscal 2006. The Company does not anticipate that the implementation of Interpretation No. 47 will have a significant impact on its financial position or results of operations.

Note 2 – Acquisition of Optex Systems, Inc.

On December 30, 2005, the Company entered into an agreement with Optex and Timothy Looney, President and sole shareholder of Optex, pursuant to which the Company purchased 70% of the issued and outstanding common stock of Optex, thereby becoming its majority shareholder. Optex is a manufacturer of optical systems and components, largely for military applications. The Company’s primary reasons for the acquisition were its perceptions of the potentially synergistic nature of Optex’s market, customers and revenues with those of the Company and the potential added value that the Company’s technology could bring to Optex’s business.

Since the transaction closed at the end of the last business day of the fiscal quarter, the transaction did not result in the consolidation of any revenue or expenses of Optex in the Company’s Consolidated Statement of Operations for the 13 weeks ended January 1, 2006. However, the transaction is reported in the Company’s Consolidated Balance Sheet as of January 1, 2006 and the Company’s Consolidated Statement of Cash Flows for the 13 weeks ended January 1, 2006. Concurrent with the purchase of 70% of the stock of Optex, the Company and Mr. Looney also entered into an agreement whereby the Company will purchase the remaining 30% of the issued and outstanding common stock of Optex if such purchase is approved by the Company’s stockholders.

In consideration for the acquisition of 70% of the issued and outstanding common stock of Optex, the Company made an initial cash payment of $14.0 million, which is subject to adjustment upon completion of Optex’s audit for its fiscal year ended December 31, 2005. Mr. Looney also has the potential to receive up to an additional $4.0 million in a cash earnout based upon the percentage of net cash flow generated from the Optex business for each of the next three fiscal years. Upon approval of the Company’s stockholders, the Company will issue Mr. Looney 2,692,308 shares of common stock as consideration for purchase of the remaining 30% of the issued and outstanding common stock of Optex. The Company has filed a registration statement covering the potential resale of those shares by Mr. Looney.

The Company has not completed its allocation of the purchase consideration for the Optex transaction among tangible and intangible assets acquired and liabilities assumed. Such allocation will be based upon the results of an audit of Optex, which is currently in process, together with estimates of fair value determined by management with the assistance of independent valuation specialists. Accordingly, the assets and liabilities of Optex have been included in the accompanying consolidated balance sheet at January 1, 2006 at their carrying values in the unaudited financial statements of Optex at December 31, 2005, and the excess of the purchase price over such values is presented as goodwill. The Company expects to complete its accounting for this acquisition in the next fiscal quarter and expects that some of the amount reported as goodwill in the accompanying consolidated balance sheet will be allocated to acquired assets and assumed liabilities and identifiable intangible assets, which will be depreciated or amortized to expense over their estimated useful lives.

The following table sets forth the amounts related to the Optex acquisition that are included in the Company’s consolidated balance sheet at January 1, 2006.

Assets:
Current assets		$7,648,800
Other non-current assets		479,200

Total assets		8,128,000

Liabilities:
Current liabilities		2,212,000

Total Net Assets		5,916,000

Less: Minority interest – 30%		1,774,800

Acquired net assets		4,141,200

Purchase Price
Payment to seller	14,000,000
Direct acquisition costs	892,900

		14,892,900

Excess purchase price reported as goodwill		$10,751,700

Included in the direct acquisition costs noted above is a $500,000 success fee and approximately $20,300 of due diligence fees and expenses incurred by Chris Toffales, a related party by virtue of his position as one of the Company’s directors. (See also Note 12).

The following unaudited pro forma financial information for the 13-week periods ended January 1, 2006 and January 2, 2005, assumes that the Optex Acquisition had occurred on the first day of each period presented. The pro forma financial information is presented for information purposes only. Such information is based upon the standalone historical results of each company and does not reflect the actual results that would have been reported had the acquisition been completed when assumed, nor is it indicative of the future results of operations for the combined enterprise.

	13-week period ended January 1, 2006	13-week period ended January 2, 2005
Total revenues	$6,822,900	$8,072,400
Costs and expenses	8,615,800	6,956,000

Income/(loss) from operations	(1,792,900)	1,116,400
Minority interest	122,200	(687,800)

Net income/(loss)	$(1,670,700)	$428,600

Basic income/(loss) per share	$(0.09)	$0.02
Diluted income/(loss) per share	$(0.09)	$0.02

Included in Optex’s results of operations for the 13-week period ended January 1, 2006 are acquisition related costs of $1,055,000 of which approximately $730,000 relate to bonuses and fees to settle former partnerships, and approximately $325,000 paid for acquisition related legal services. Had Optex not incurred such costs, the pro forma net loss net of minority interest for the 13-week period ended January 1, 2006 would be $932,200, resulting in a basic and diluted loss per share of $.05.

Note 3 – Convertible Debt and Common Stock Warrants

In order to finance the acquisition of Optex, on December 30, 2005, the Company entered into a securities purchase agreement with two accredited institutional investors which raised gross proceeds of $10 million, pursuant to which the Company issued senior subordinated secured convertible notes in the original aggregate principal amount of $10.0 million (the “Notes”) and issued four-year warrants to the institutional investors to purchase an aggregate of 1,346,154 shares of the Company’s common stock at an exercise price of $3.10 per share (the “Warrants”). The Notes were issued in two series, both of which bear interest at 3.5% per annum, which rate is subject to potential reduction over time. The first series of Notes (Series 1 Note), with an aggregate face amount of $7,445,500, is repayable in quarterly interest only payments commencing March 31, 2006 through December 30, 2007, and subsequent equal monthly principal installments plus interest over a period ending December 30, 2009, and the second series of Notes (Series 2 Note), with an aggregate face amount of $2,554,500, is repayable in quarterly interest-only payments commencing March 31, 2006 through December 30, 2007 with the principal amount due on December 30, 2007. The principal and interest under the Notes is convertible into shares of unregistered common stock at a conversion price per share of $2.60 and the Warrants are exercisable for shares of unregistered common stock at an exercise price per share of $3.10, subject to adjustment for stock splits, stock dividends, recapitalizations and the like and for certain price dilutive issuances. Subject to certain conditions and limitations, the principal and interest under the Notes may be paid with shares of unregistered common stock. The conversion and exercise of the Notes and Warrants into an aggregate number of shares of common stock exceeding 19.99% of the Company’s outstanding common stock is subject to approval of the Company’s stockholders. If stockholder approval is not obtained, the second series of Notes will not be convertible into common stock and Warrants to purchase 343,876 shares of the Company’s common stock will be cancelled.

The Notes also are subject to redemption and repurchase rights in favor of the Purchasers, generally at a value of 125% of the amounts outstanding there under upon the occurrence of certain events of default, the incurrence of certain debt, the consummation of certain issuances of capital stock or a change of control. Upon the occurrence of certain bankruptcy-related events, all amounts payable under the Notes are accelerated. The Notes include default provisions and also include negative covenants that prohibit a variety of actions without the approval of the holders of a majority of the outstanding principal amount of the Notes.

Certain of the Company’s majority-owned subsidiaries have guaranteed the repayment of the Notes and provided a senior subordinated security interest in all or substantially all of their assets as collateral to secure such guarantees. The Company also has provided a senior subordinated security interest in all or substantially all of its assets to secure its obligations under the Notes, including the pledge of its shares of capital stock in certain of its subsidiaries. The Notes and the liens securing the Notes are subordinated to the senior bank debt also incurred by the Company to finance the acquisition as described in Note 4.

Because the number of shares issuable under conversion of the Series 1 Note is subject to adjustment for certain price dilutive issuances, the Notes do not qualify as “conventional convertible” instruments as such term is defined in the accounting literature. Additionally, both the Series 1 Note and Warrants require the Company to maintain an effective registration statement for the sale of unregistered shares of Company common stock received by the holders of the Series 1 Note and Warrants pursuant to Note conversions, payment of interest on the Series 1 Note, and exercise of the Series 1 Warrants. Should the Company be unable to comply with this requirement, it is required to pay the Series 1 Note holders, in cash, a liquidated damages fee of 2% of the purchase price of the Series 1 Note each month. As a result, the maximum potential liquidated damages penalty payable in cash is greater than the difference in fair value between registered and unregistered shares. This situation constitutes a potential uneconomic settlement alternative whereby the Company could be required to settle the embedded conversion option contained in the Series 1 Note and the Series 1 Warrants for cash, and, as a result, both the embedded conversion option in the Series 1 Note and the Series 1 Warrants must be accounted for as derivative liabilities subject to SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and related accounting pronouncements. Accordingly, the Company has bifurcated the embedded conversion option and the Series 1 Note and recorded the embedded conversion option as a separate liability at its fair value at date of issue, which was determined using an option-pricing model. The Company has also accounted for the Series 1 Warrants instrument as a separate liability at its fair value at date of issue, which was determined using an option pricing model. Pursuant to SFAS 133, both of these derivative liabilities will be adjusted to current market value at each reporting date, with the offsetting adjustment recorded through earnings.

After establishing separate liabilities, at fair values, for the embedded conversion option and the Series 1 Warrants, the remaining portion of the $7,445,500 proceeds received from the issuance of the Series 1 Note and Warrants has been assigned to the Series 1 Note. This results in the Series 1 Note being carried at $4,190,800 below the principal balance due there under, which amount will be accounted for as additional interest expense over the term of the Series 1 Note. As a result of this accounting, the Series 1 Note has an effective interest rate of 165.6%.

Set forth below is a summary of the amounts allocated to the various elements of the Notes and Warrants:

January 1, 2006

Series 1 Note payable – face amount of $7,445,500 payable in quarterly interest only payments commencing March 31, 2006 through December 31, 2007, and subsequent equal monthly principal installments plus interest at a face rate of 3.5% over a period ending December 30, 2009. The note has an effective interest rate of 165.6%	$3,254,700

Series 2 Note payable – face amount of $2,554,500 payable in quarterly interest only payments at a face rate of 3.5% Commencing March 31, 2006 through December 31, 2007, with the principal amount due on December 31, 2007. The note has an effective interest rate of 3.5%	$2,554,500

Conversion option embedded in Series 1 Note payable, stated at fair value	2,937,900

Warrants issued in securities purchase agreement together with Series 1 Note payable, stated at fair value	1,252,900

$10,000,000

Less: Current portion of notes payable	—

Notes payable – long term	$10,000,000

Note 4 – Bank Debt

As an additional source of financing for the Optex acquisition, on December 30, 2005, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Square 1 Bank, pursuant to which the Company closed a four-year $4.9 million term loan (the “Term Loan”) and established a $2.0 million revolving credit facility (the “Credit Facility”), of which $2.0 million was drawn down on December 30, 2005 for general working capital purposes. The Loan Agreement with this bank provides that the aggregate amount borrowed under both the Term Loan and the Credit Facility shall not exceed $7.0 million. The Company’s obligations under the Loan Agreement are secured by a first priority lien on all or substantially all of the Company’s assets, the assets of Optex and the capital stock of Optex acquired by the Company. The Term Loan must be repaid in 48 equal monthly installments commencing on January 31, 2006, and is subject to acceleration upon the occurrence of certain events of default. On the earlier of the end of the Loan Agreement term or repayment in full of the Term Loan, the Company is required to pay Square 1 Bank a loan payoff success fee equal to the greater of 50 basis points on the amount of the Term Loan funded and an amount calculated based on the spread in the trailing 90-day average closing market price of 84,860 shares of the Company’s common stock between the date of the Term Loan funding and the date of the loan payoff (the “Loan Payoff Fee”). At the Company’s option, but subject to stockholder approval, the Loan Payoff Fee may be paid by issuing Square 1 Bank a four-year warrant to purchase up to an aggregate of 84,860 shares of unregistered common stock at an exercise price per share of $3.10. The Loan Payoff Fee must be accounted for as a derivative financial instrument subject to SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and related accounting pronouncements. Accordingly, the Company has bifurcated the embedded Loan Payoff Fee and recorded the Loan Payoff Fee as a separate liability at its fair value at date of issue, which was determined using an option-pricing model. Pursuant to SFAS 133, this derivative liability will be adjusted to current market value at each reporting date, with the offsetting adjustment recorded through earnings.

The Term Loan bears interest at the prime rate plus a varying percentage between 1.50% and 2.50% based upon a debt service coverage ratio, and advances under the Credit Facility bear interest at 1.00% above the prime rate. The Loan Agreement includes affirmative covenants and default provisions, as well as negative covenants that prohibit a variety of actions without the lender’s approval.

Set forth below is a summary of the amounts allocated to the various elements of the Loan Agreement:

January 1, 2006
Term Loan - $4,900,000 payable in equal monthly principal installments plus interest at face rate of 2.5% over prime (as of January 1, 2006, the prime rate was 7.25%) over a period ending December 30, 2009	$4,783,700
Loan Payoff Fee embedded in the Term Loan, stated at fair value	116,300

$4,900,000
Less: Current portion of Term Loan	1,225,000

Term Loan payable – long term	$3,675,000

Note 5 – Common Stock, Stock Option Plans, Employee Retirement Plan and Deferred Compensation Plan

During the 13-week period ended January 1, 2006, the Company issued an aggregate of 762,600 shares of common stock in various transactions. Of this amount, 115,700 shares of common stock were issued for cash, realizing aggregate gross proceeds of $124,800, and 646,900 shares were issued in non-cash transactions, largely in connection with contributions to certain of the Company’s benefit plans in the aggregate amount of $1,237,000. These transactions are separately discussed below.

Cash Common Stock Transactions. Of the 115,700 shares issued for cash during the 13-week period ended January 1, 2006, 96,200 shares of common stock were issued for gross proceeds of $96,200 pursuant to the exercise of outstanding warrants. The remaining 19,500 shares of common stock issued for cash were issued as a result of the exercise of stock options during the same 13-week period, realizing gross proceeds of $28,600.

Non-Cash Common Stock Transactions. The 646,900 shares of common stock issued during the 13-week period ended January 1, 2006 in non-cash transactions were issued in the following amounts: (1) 505,600 shares were issued to effectuate an aggregate of $1,200,000 of non-cash contributions by the Company to the Company’s employee retirement plan, the Cash or Deferred & Stock Bonus Plan (“ESBP”), for fiscal 2006; (2) 100,000 shares were issued to make a $237,000 non-cash contribution by the

Company to the Company’s Non-Qualified Deferred Compensation Plan for fiscal 2006; (3) 40,000 shares were issued in connection with a litigation settlement accrued in fiscal 2005; and (4) 1,300 shares were issued by the Company as bonus stock to certain non-officer employees in consideration for past services rendered to the Company valued in the aggregate at $2,800. Of the fiscal 2006 contributions to the Company’s ESBP and Non-Qualified Deferred Compensation Plan, $305,700 was expensed through January 1, 2006 and the $1,131,300 balance is expected to be expensed during the balance of fiscal 2006. The value of these non-cash issuances of common stock was based on the closing sales price of the Company’s common stock as reported by the Nasdaq Capital Market on the dates that the various transactions were authorized by the Company’s Board of Directors.

Stock Incentive Plan. At the Company’s Annual Meeting of Stockholders in March 2005, the Company’s stockholders approved an amendment to the Company’s 2003 Stock Incentive Plan, as amended (the “2003 Plan”), to increase the number of shares of common stock available for issuance pursuant to options or restricted stock grants under the 2003 Plan from an aggregate of 2,400,000 shares to an aggregate of 4,900,000 shares. Under the 2003 Plan, options and restricted stock may be granted to the Company’s employees, directors and bona fide consultants.

Employee Stock Benefit Plan. In October 2005, the Board of Directors authorized the Company to make a contribution to the Company’s ESBP in the amount of $1,000,000, which represented a contribution for fiscal 2006 equal to approximately 9.4% of the Company’s expected gross salary and wages of its employees for fiscal 2006 prior to the effects of the Optex acquisition. In December 2005, the Board of Directors authorized the Company to make an additional contribution to the Company’s ESBP in the amount of $200,000, which adjusted the aggregate contribution for fiscal 2006 to approximately 9.7% of the Company’s expected gross salary and wages for fiscal 2006 for its employees (including those of Optex) after giving effect to the Optex acquisition. Historically, the Company has made contributions to the ESBP of approximately 10% or more of gross salary and wages in each fiscal year. The Company anticipates that the Board of Directors will make an additional contribution to the ESBP later in fiscal 2006 to achieve at least this historical level once expected gross salary and wages for fiscal 2006 are known more precisely. As has been the Company’s prior practice, the $1,200,000 aggregated contribution for fiscal 2006 was made in shares of the Company’s common stock valued at the closing sales price of the Company’s common stock on the date that the contributions were authorized by the Board of Directors. Of the fiscal 2006 contributions, $246,400 was amortized in the 13-week period ended January 1, 2006. The $953,600 portion of the fiscal 2006 contribution that had not been amortized at January 1, 2006 has been recorded as a prepaid ESBP contribution in equity and will be amortized over the remaining three quarters of fiscal 2006. Pursuant to the ESBP provision, vesting requirements are met as services are performed and fulfilled at each fiscal year end.

Deferred Compensation Plan. The Company maintains a deferred compensation plan, the Non-Qualified Deferred Compensation Plan, for certain key employees with long-term service with the Company. Annual contributions of common stock of the Company are made to a Rabbi Trust under such plan to be held for the benefit of the deferred compensation plan participants. In October 2005, the Board of Directors authorized the fiscal 2006 contribution to the deferred compensation plan in the amount of 100,000 shares of common stock valued at $237,000. Of this contribution, $59,300 was amortized in the 13-week period ended January 1, 2006. The $177,700 portion of the fiscal 2006 contribution that had not been amortized at January 1, 2006 has been recorded as a prepaid contribution in equity and will be amortized over the remaining three quarters of fiscal 2006. Participants’ potential distributions from the Rabbi Trust represent unsecured claims against the Company. The Rabbi Trust was established by the Company and is subject to creditors’ claims. Shares in this plan may be distributed to each plan beneficiary when they retire from service at an age permitted under the Company’s ESBP.

Note 6 – Loss per Share

The Company has excluded from the computation of diluted loss per common share the maximum number of shares issuable pursuant to outstanding, in-the-money stock options and warrants totaling 3,652,600 shares and 2,517,700 shares of common stock as of January 1, 2006 and January 2, 2005, respectively, because the Company had a loss from continuing operations for the periods presented and to include the representative share increments would be anti-dilutive. Accordingly, for the periods presented basic and diluted net loss per common share are computed based solely on the weighted average number of shares of common stock outstanding for the respective periods and are the same.

Note 7 – Inventories, Net

Net inventories are shown below, segregated between those attributable to Optex and those attributable to the Company’s historical operations, described as “Costa Mesa.”

Inventories, net consisted of the following:

	January 1, 2006	October 2, 2005
Raw material, Optex	$3,023,600	$—
Work in process, Costa Mesa	4,628,400	4,376,700
Work in process, Optex	1,419,900	—
Finished goods, Costa Mesa	54,600	62,600
Finished goods, Optex	939,100	—

	10,065,600	4,439,300
Less reserve for obsolete inventory	(3,440,300)	(3,275,000)

Inventories, net	$6,625,300	$1,164,300

Title to all inventories remains with the Company. Inventoried materials and costs relate to: work orders from customers; the Company’s generic module parts and memory stacks; and capitalized material, labor and overhead costs expected to be recovered from probable new research and development contracts. Work in process includes amounts that may be sold as products or under contracts. Such inventoried costs are stated generally at the total of the direct production costs including overhead. Inventory valuations do not include general and administrative expenses. Inventories are reviewed quarterly to determine salability and obsolescence. The net book value of capitalized pre-contract costs, which gross costs are included in the caption “Work in process, Costa Mesa”, at January 1, 2006 and October 2, 2005 was $690,700 and $462,500, respectively.

Note 8 – Reportable Segments and Major Customers

Pursuant to the Company’s reorganization of its operations in fiscal 2003 to consolidate its administrative, marketing and engineering resources and to reduce expenses, the Company began to manage its operations in fiscal 2004 in only two reportable segments, the contract research and development segment and the product segment.

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

Prior to the acquisition of Optex (see Note 2), the Company’s product segment consisted primarily of stacked semiconductor chip assemblies. The Company has developed a family of standard products consisting of stacked memory chips that are used for numerous applications, both governmental and commercial. The Company also provides stacking services under contracts with third parties. The benefits of these stacked products generally include improving speed and reducing size, weight and power usage as compared to mounting such semiconductors separately in electronic products. In addition, the product segment also includes various types of small and miniature cameras. The Company’s initial camera products include units that use infrared sensors to create images by sensing the heat emitted by objects being viewed and units that create images from visible and near-visible light. Both types of units are intended for use in a variety of potential security and surveillance applications. Optex, a product oriented company, manufactures and sells optical systems and equipment for military applications.

The Company’s management evaluates financial information to review the performance of the Company’s research and development contract business separately from the Company’s product business, but only to the extent of the revenues and the cost of revenues of the two segments. Because the various indirect expense operations of the Company, as well as its assets, now support all of its revenue-generating operations in a matrix manner, frequently in circumstances in which a distinction between research and development contract support and product support is difficult to identify, segregation of these indirect costs and assets is impracticable. Such matrix management approach to determining how resources are allocated and performance is assessed for our segments may change upon the ultimate integration of Optex’s operations. The revenues and gross profit or loss of the Company’s two reportable segments for the 13-week periods ended January 1, 2006 and January 2, 2005 are shown in the following table. The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies.

	13 Weeks Ended
	January 1, 2006	January 2, 2005
Contract research and development revenue	$4,256,700	$3,625,400
Cost of contract research and development revenue	3,371,000	2,816,000

Gross profit	$885,700	$809,400

Product sales	$508,700	$468,600
Cost of product sales	382,200	488,400

Gross profit (loss)	$126,500	$(19,800)

Reconciliations of segment revenues to total revenues are as follows:

	13 Weeks Ended
	January 1, 2006	January 2, 2005
Contract research and development revenue	$4,256,700	$3,625,400
Product sales	508,700	468,600
Other revenue	15,600	39,300

Total revenues	$4,781,000	$4,133,300

Reconciliations of segment gross profit to loss before minority interest and provision for income taxes are as follows:

	13 Weeks Ended
	January 1, 2006	January 2, 2005
Contract research and development segment gross profit	$885,700	$809,400
Product segment gross profit (loss)	126,500	(19,800)

Net segment gross profit	1,012,200	789,600
Add (deduct):
Other revenue	15,600	39,300
General and administrative expense	(2,069,600)	(1,670,000)
Research and development expense	(69,400)	(320,400)
Interest expense	(8,300)	(9,400)
Interest and other income	1,600	3,500

Loss from continuing operations before minority interest and provision for income taxes	$(1,117,900)	$(1,167,400)

The major customers for the Company’s research and development business segment in both the 13-week periods ended January 1, 2006 and January 2, 2005 were all agencies or laboratories of the U.S. government or U.S. government contractors. Such customers in the aggregate accounted for approximately 86% of the Company’s total revenues in the current year 13-week period and 74% of the Company’s total revenues in the 13 weeks ended January 2, 2005. Approximately 33%, 21% and 12% of total revenues were realized from contracts with the U.S. Army, the Defense Advanced Research Projects Agency (“DARPA”) and the U.S. Navy, respectively, in the current year 13-week period. Total revenues realized from contracts with the SAIC, a government contractor, and the U.S. Army were 48% and 16%, respectively, in the 13 weeks ended January 2, 2005. No other research and development customer accounted for more than 10% of the Company’s total revenues during the 13-week periods ended January 1, 2006 and January 2, 2005. There were no customers of the product business segment that accounted for more than 10% of total revenues in either the 13-week period ended January 1, 2006 or the 13-week period ended January 2, 2005.

Note 9 – Contingencies

Government Expense Audits. The Company’s reimbursable indirect expense rates for government contracts have been audited through the fiscal year ended September 29, 2002. The Federal government has a proposed claim for recovery of $152,400 pursuant to the fiscal 2001 indirect rate audit. Pursuant to Federal Acquisition Regulations, the Company believes that it has a basis for waiver of this claim and has submitted a formal request for such waiver, which is currently pending, but there can be no assurance that such request will be granted. The accompanying consolidated financial statements do not include an accrual for potential loss, if any, related to this claim. The Federal government’s indirect rate audit for the fiscal year ended September 28, 2003 is presently underway, but indirect rate audits for fiscal 2004 and fiscal 2005 have not yet been scheduled.

Litigation. In October 2005, the Company and its iNetWorks subsidiary entered into a settlement agreement with a consultant with respect to a lawsuit filed in August 2004. Pursuant to this agreement, the Company issued 40,000 shares of its common stock to this consultant, with piggyback registration rights, valued at $94,800, and the consultant dismissed the lawsuit in October 2005 and released the Company and iNetWorks from any and all claims related to his prior interactions with the Company and iNetWorks. Since the amount of the settlement was determinable in September 2005, the settlement expense was expensed in the fiscal year ended October 2, 2005, rather than the 13 weeks ended January 1, 2006.

The Company has been, and may from time to time, become a party to various legal proceedings arising in the ordinary course of its business. Management does not presently know of any such matters, the disposition of which would be likely to incur a material effect on the Company’s consolidated financial position, results of operations or liquidity.

Note 10 – Patents and Trademarks, Net

The Company’s intangible assets (exclusive of any such assets that may be derived from the Optex acquisition) consist of patents and trademarks related to the Company’s various technologies, approximately 99% of which represents patents. Capitalized costs include amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of patent and trademark applications. These assets are amortized on a straight-line method over their estimated useful life of ten years. The Company reviews these intangible assets for impairment when and if impairment indicators occur in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. At January 1, 2006, management believed no indications of impairment existed.

Patents and trademarks, net at January 1, 2006 and October 2, 2005 are as follows:

	January 1, 2006	October 2, 2005
Patents and trademarks	$1,217,500	$1,145,700
Less accumulated amortization	(420,300)	(392,700)

Patents and trademarks, net	$797,200	$753,000

The amortization expense for the 13-week period ended January 1, 2006 was $27,600. The amortization expense for fiscal 2005 was $106,100, of which $26,800 was incurred in the 13-week period ended January 2, 2005. The unamortized balance of patents and trademarks at January 1, 2006 is estimated to be amortized over the balance of this fiscal year and the next five fiscal years thereafter as follows:

For the Fiscal Year	Estimated Amortization Expense
2006 (remainder of year)	$85,700
2007	121,000
2008	121,000
2009	121,000
2010	108,700
2011	87,100

Note 11 – Discontinued Operations

In September 2005, the Company made the decision to no longer sell the products of its Novalog subsidiary. Consequently, the accompanying consolidated financial statements reflect Novalog as discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets. The results of operations and cash flows of Novalog’s business have been classified as discontinued for all periods presented. Novalog had total revenues of $66,900 in the 13 weeks ended January 2, 2005 and $0 in the 13 weeks ended January 1, 2006.

Notes to these consolidated financial statements reflect the Company’s presentation of discontinued operations. Generally, information in the notes has been restated where amounts were included in net earnings from, or net investment in, discontinued operations.

Note 12 – Related Party Transactions

In December 2005, the Company amended and restated its consulting agreement entered into in May 2005 and amended in August 2005, with CTC Aero, LLC, of which one of the Company’s directors, Chris Toffales, is sole owner. The December 2005 amendment extends the term of the agreement from one year to three years, increases Mr. Toffales’ monthly consulting fee for business development services from $15,000 to $21,000 per month and changes the terms for payment of any success fee that may be earned by CTC Aero and Mr. Toffales in connection with potential acquisition activities of the Company. Pursuant to the December 2005 amendment, future acquisition success fees, if any, will be payable in unregistered shares of Common Stock in an amount equal to between 5% and 1% of the total purchase price paid by the Company for the acquisition, which percentage decreases based upon the total acquisition purchase price, and valued at the same per share purchase price as agreed upon in the applicable acquisition. The minimum success fee, if any, remains unchanged by the December 2005 amendment at $150,000. The Company also will pay an additional amount in cash equal to 35% of the success fee. Pursuant to this consulting agreement, CTC Aero earned a success fee of $500,000 in connection with the acquisition of Optex, which fee is a portion of the total purchase price of the Optex transaction and is included in accrued expenses within the accompanying consolidated balance sheet. (See Note 2.) Although this fee currently is payable in cash, the Company is seeking stockholder approval to pay the fee with 192,308 shares of Common Stock in lieu of cash. CTC Aero also earned a fee of $127,500 in connection with the private placement of the convertible debt entered into by the Company to partially finance the Optex acquisition, payable by the debt holders. (See Note 3). In the 13 weeks ended January 1, 2006, Mr. Toffales also earned $15,000 for due diligence services provided in connection with the Optex acquisition and $30,000 for the provision of strategic planning and business development services.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains forward-looking statements regarding Irvine Sensors which include, but are not limited to, statements concerning projected revenues, expenses, gross profit and income, mix of revenue, the success of our Optex acquisition and its relative contribution to our results of operations, the need for additional capital, potential contract awards and related funding of such awards, market acceptance of our products and technologies, the competitive nature of our business and markets, the success and timing of new product introductions and commercialization of our technologies, product qualification requirements of our customers, our significant accounting policies and the outcome of pending litigation and expense audits. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “estimates,” “should,” “may,” “will”, “with a view to” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Such factors include, but are not limited to the following:

•	our ability to successfully integrate the operations of Optex and any other companies or businesses we acquire;

•	our ability to secure additional research and development contracts;

•	governmental agendas and budget issues and constraints;

•	our ability to obtain expected and timely procurements resulting from existing contracts;

•	our ability to introduce new products, gain broad market acceptance for such products and ramp up manufacturing in a timely manner;

•	the pace at which new markets develop;

•	new products or technologies introduced by our competitors, many of whom are bigger and better financed than us;

•	our ability to successfully execute our business plan and control costs and expenses;

•	the availability of additional financing on acceptable terms in a timely manner;

•	our ability to establish strategic partnerships to develop our business;

•	our limited market capitalization;

•	general economic and political instability; and

•	those additional factors which are listed under the section “Risk Factors” at Part II, Item 1A of this report.

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

Overview

We design, develop, manufacture and sell miniaturized vision systems and electronic products for defense, security and commercial applications. We also perform customer-funded contract research and development related to these products, mostly for U.S. government customers or prime contractors. Most of our historical business relates to application of our proprietary technologies for stacking either packaged or unpackaged semiconductors into more compact three-dimensional forms, which we believe offer volume, power, weight and operational advantages over competing packaging approaches, and which allows us to offer proprietary higher level products with unique operational features.

In December 2005, we acquired 70% of the outstanding capital stock of Optex, a privately-held manufacturer of telescopes, periscopes, lenses and other optical systems and instruments whose customers are primarily agencies of and prime contractors to the U.S. Government; we will acquire the remaining 30% of the capital stock of Optex if the stockholders approve such acquisition. The initial purchase in December 2005 of our 70% interest in Optex was fully financed by a combination of $4.9 million of senior secured debt from Square 1 Bank under a term loan and $10.0 million of senior subordinated secured convertible notes from private equity funds, which are sometimes referred to in this report collectively as Pequot. As a result of this transaction, Optex became our majority-owned subsidiary.

Except for fiscal years 1999 through 2001, when we generated significant commercial product sales of wireless infrared transceivers through our Novalog subsidiary, we have historically derived a substantial majority of our total revenues from government-funded research and development rather than from product sales. Optex has also historically derived most of its revenues from product sales to government agencies or prime contractors. Accordingly, we anticipate that a substantial majority of our total revenues will continue to be derived from government-funded sources in fiscal 2006. Prior to fiscal 2005, with a few exceptions, our government-funded research and development contracts were largely early-stage in nature and relatively modest in size. As a result, our revenues from this source were not significantly affected by changes in the U.S. defense budget. In fiscal 2005, we received several contract awards that we believe may eventually have the potential to lead to government production contracts, which we believe could be both larger and more profitable than government funded research and development contracts. As a result, our contract research and development revenues improved to a substantial degree in fiscal 2005. Our current marketing efforts are focused on government programs that we believe have the potential to sustain this improved level of contract research and development and the possible transition to government production contracts. Because of this focus and our recent acquisition of Optex, our revenues may become more dependent upon U.S. defense budgets, funding approvals and political agendas for the foreseeable future. We are also attempting to increase our revenues from product sales by introducing new products with commercial applications, in particular, miniaturized cameras and stacked computer memory chips. We are currently transitioning into a new generation of such products, with a view to increasing our product sales, but we cannot assure you that we will be able to complete development, successfully launch or profitably manufacture and sell any such products on a timely basis, if at all. We use contract manufacturers to produce these products, and all of our other current operations, except those of Optex, occur at a single, leased facility in Costa Mesa, California. Optex manufactures its products at a leased facility in Richardson, Texas.

We have a history of unprofitable operations largely as a result of discretionary investments that we have made to commercialize our technologies and to maintain our technical staff and corporate infrastructure at levels that we believe are required for future growth. Our investments to commercialize our technologies have yet to produce sustainable profitable product sales. With respect to our investments in staff and infrastructure, the advanced technical and multi-disciplinary content of our proprietary technologies places a premium on a stable and well-trained work force. As a result, we tend to maintain our work force even when anticipated government contracts are delayed, a circumstance that occurs with some frequency and that results in under-utilization of our labor force for revenue generation from time to time. We believe that this pattern can be overcome by the achievement of greater contract backlog and are seeking growth in our research and development contract revenue to that end. We achieved significant growth in such revenue in fiscal 2005 and substantially improved our results of operations. To date, however, we have not yet achieved the level of sustained revenue required to predictably result in profitable operations. Our ability to recover our investments through the cost-reimbursement features of our government contracts are subject to both regulatory and competitive pricing considerations.

In the past, we have maintained separate operating business units, including our subsidiaries, which were separately managed, with independent product development, marketing and distribution capabilities. However, during fiscal 2003, we reorganized our operations to consolidate our administrative, marketing and engineering resources and to reduce expenses. None of our historical subsidiaries presently account for more than 10% of our total revenues, although Optex will likely account for substantially more than that amount in subsequent reporting periods. Also, none of our subsidiaries except Optex account for more than 10% of our total assets or have separate employees or facilities. We currently report our operating results and financial condition segmented only between our research and development business and our product business. In fiscal 2005, we discontinued operations of our Novalog subsidiary. All financial statements and schedules of the Company give effect to this discontinuation and report Novalog as a discontinued operation. (See Note 11 of Notes to Condensed Consolidated Financial Statements).

Critical Accounting Estimates

Our consolidated financial statements have been prepared in conformity with GAAP. As such, management is required to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The significant accounting policies that are most critical to aid in fully understanding and evaluating reported financial results include the following:

Revenue Recognition. Our consolidated total revenues during the first quarter of fiscal 2006 were primarily derived from contracts to develop prototypes and provide research, development, design, testing and evaluation of complex detection and control defense systems. Our research and development contracts are usually cost reimbursement plus a fixed fee or fixed price with billing entitlements based on level of effort expended. For such research and development contracts, revenues are recognized as we incur costs and include applicable fees or profits primarily in the proportion that costs incurred bear to estimated final costs. Upon the initiation of each such contract, a detailed cost budget is established for direct labor, material, subcontract support and allowable indirect costs based on our proposal and the required scope of the contract as may have been modified by negotiation with the customer, usually a U.S. government agency or prime contractor. A program manager is assigned to secure the needed labor, material and subcontract in the program budget to achieve the stated goals of the contract and to manage the deployment of those resources against the program plan. Our accounting department collects the direct labor, material and subcontract charges for each program on a weekly basis and provides such information to the respective program managers and senior management.

The program managers review and report the performance of their contracts against the respective program plans with our senior management, including our Chief Executive Officer, on a monthly basis. These reviews are summarized in the form of estimates of costs to complete the contracts, or ETCs. If an ETC indicates a potential overrun against budgeted program resources, it is the responsibility of the program manager to revise the program plan in a manner consistent with customer objectives to eliminate such overrun and to seek necessary customer agreement to such revision. To mitigate the financial risk of such re-planning, we attempt to negotiate the deliverable requirements of our research and development contracts to allow as much flexibility as possible in technical outcomes. Given the inherent technical uncertainty involved in research and development contracts, in which new technology is being invented, explored or enhanced, such flexibility in terms is frequently achievable. When re-planning does not appear possible within program budgets, senior management makes a judgment as to whether we plan to supplement the customer budget with our own funds or whether the program statement of work will require the additional resources to be expended to meet contractual obligations. If either determination is made, an accrual for the anticipated contract overrun is recorded based on the most recent ETC of the particular program.

We provide for anticipated losses on contracts by incurring a charge to income during the period in which a potential for loss is first identified. We adjust the accrual for contract losses quarterly based on the review of outstanding contracts. Upon completion of the contracts, any associated accrual of anticipated loss is reduced as the previously recorded obligations are satisfied. Costs and estimated earnings in excess of billings under government contracts are accounted for as unbilled revenues on uncompleted contracts and are stated at estimated realizable value.

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

Costs on long-term contracts and programs in progress represent recoverable costs incurred. The marketing of our research and development contracts involves the identification and pursuit of contracts under specific government budgets and programs. We are frequently involved in the pursuit of a specific anticipated contract that is a follow-on or related to an existing contract. We often determine that it is probable that a subsequent award will be successfully received, particularly if continued progress can be demonstrated against anticipated technical goals of the projected new program while the government goes through its lengthy process required to allocate funds and award contracts. When such a determination occurs, we capitalize material, labor and overhead costs that we expect to recover from a follow-on or new contract. Due to the uncertainties associated with new or follow-on research and development contracts, we maintain significant reserves for this inventory to avoid overstating its value. We have adopted this practice because we believe that we are typically able to more fully recover such costs under the provisions of government contracts by direct billing of inventory rather than by seeking recovery of such costs through permitted indirect rates, which may be more vulnerable to competitive market pressures.

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

Goodwill, Intangible Assets, and other Long-Lived assets. We record the assets acquired and liabilities assumed in business combinations at their respective fair values at the date of acquisition, with any excess purchase price recorded as goodwill. Because of the expertise required to value intangible assets, we typically engage independent valuation specialists to assist us in determining those values. Valuation of intangible assets entails significant estimates and assumptions including, but not limited to, estimating future cash flows from product sales, developing appropriate discount rates, continuation of customer relationships and renewal of customer contracts, and approximating the useful lives of the intangible assets acquired. To the extent actual results differ from these estimates, our future results of operations may be affected.

We review the recoverability of the carrying value of goodwill on an annual basis or more frequently when an event occurs or circumstances change to indicate that an impairment of goodwill has possibly occurred. The determination of whether any potential impairment of goodwill exists is based upon a comparison of the fair value of a reporting unit to the accounting value of the underlying net assets of such reporting unit. To determine the fair value of a reporting unit, we review the market value of our outstanding Common Stock based upon its average and closing stock prices, as well as subjective valuations for the reporting unit based on multiples of sales, EBITDA and EBIT, and other valuation metrics. If the fair value of the reporting unit is less than the accounting value of the underlying net assets, goodwill is deemed impaired and an impairment loss is recorded to the extent that the carrying value of goodwill is less than the difference between the fair value of the reporting unit and the fair value of all its underlying identifiable assets and liabilities. While we do not believe that any portion of our recorded goodwill is presently impaired, any future impairment of our goodwill could have a material adverse affect on our financial position and results of operations.

Purchased intangible assets with determinable useful lives are carried at cost less accumulated amortization, and are amortized using the straight-line method over their estimated useful lives. We review the recoverability of the carrying value of identified intangibles and other long-lived assets, including fixed assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon the forecasted undiscounted future net cash flows expected to result from the use of such asset and its eventual disposition. Our estimate of future cash flows is based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors. The actual cash flows realized from these assets may vary significantly from our estimates due to increased competition, changes in technology, fluctuations in demand, consolidation of our customers and reductions in average selling prices. If the carrying value of an asset is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized to the extent the carrying value exceeds the estimated fair market value of the asset. While we do not believe that any of our intangible or other long lived assets are currently impaired, any future impairment of such assets could have a material adverse affect on our financial position and results of operations.

Stock-Based Compensation. The Company calculates stock-based compensation by estimating the fair value of each option using the Black-Scholes option pricing model. The Company’s determination of fair value of share-based payment awards are made as of their respective dates of grant using the option pricing model and is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behavior. The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, the existing valuation models may not provide an accurate measure of fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS No. 123 (R) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. The calculated compensation cost is recognized on a straight-line basis over the vesting period of the option.

Derivatives. In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives are measured at fair value and marked to market through earnings, as required by SFAS No. 133. The Company’s determination of fair value of derivatives is made as of each reporting date using option pricing models, and is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the derivative’s underlying contract and expected life of a derivative’s underlying contract. Although the fair value of derivatives is determined in accordance with SFAS No. 133, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Results of Operations

Contract Research and Development Revenue. Contract research and development revenue consists of amounts realized or realizable from customer funded research and development contracts, largely from U.S. government agencies and government contractors. Contract research and development revenues for the 13-week period ended January 1, 2006 increased over the comparable revenues of the 13-week period ended January 2, 2005 and also continued to represent the dominant contributor to our total revenues as shown in the following table:

13-Week Comparisons	Contract Research and Development Revenue	Percent of Total Revenue
13 weeks ended January 2, 2005	$3,625,400	88%
Dollar increase in current comparable 13 weeks	631,300

13 weeks ended January 1, 2006	$4,256,700	89%
Percent increase in current 13 weeks	17%

The increase in contract research and development revenue for the current year period reflected a continuing emphasis toward application-oriented research and development contracts that started to become more evident after our first quarter of fiscal 2005 and that eventually contributed to a record level of such contract research and development revenue for the fiscal year. We believe that the increasing maturity of our technologies has facilitated this emphasis, which in turn, has led to the receipt of more development contracts oriented toward possible production. Typically, such contracts have been larger in dollar value than early stage research and development contracts. We have been advised that additional government contracts of this nature are pending. As such, we anticipate additional contracts will be awarded in subsequent periods of fiscal 2006, which we believe will contribute to our contract research and development revenue for fiscal 2006 and may allow such revenue to be comparable to or exceed that of fiscal 2005, although we cannot guarantee this outcome. Even if this outcome is achieved, however, contract research and development revenue is projected to be a declining percentage of our future total revenues because of the acquisition of Optex, the revenues of which consist solely of product sales.

Cost of Contract Research and Development Revenue. Cost of contract research and development revenue consists of labor, subcontractor and vendor expenses directly incurred in support of research and development contracts, plus associated indirect expenses permitted to be charged pursuant to the relevant contracts. Our cost of contract research and development revenue for the 13 weeks ended January 1, 2006 as compared to the 13 weeks ended January 2, 2005 is shown in the following table:

13-Week Comparisons	Cost of Contract Research and Development Revenue	Percent of Contract Research and Development Revenue
13 weeks ended January 2, 2005	$2,816,000	78%
Dollar increase in current comparable 13 weeks	555,000

13 weeks ended January 1, 2006	$3,371,000	79%
Percent increase in current 13 weeks	20%

Most of the dollar increase in cost of contract research and development revenue in the current year fiscal quarter was derived from the fact that our revenues of this nature are recognized as we incur costs, and as a result, an increase in contract research development revenue has an associated increase in cost of such revenue. The slight increase in cost of contract research and development revenue as a percent of contract research and development revenue in the current year period was attributable to allocation of $85,300 of stock-based compensation expense related to unvested stock options held by or issued to employees that charged direct labor to cost of contract research and development revenue in the current year period, due to the new requirements established by SFAS 123(R), which first became effective for us at the beginning of the 13 weeks ended January 1, 2006. This new expense requirement offset what would have otherwise been a slight reduction in cost of contract research and development revenue percentage in the 13 weeks ended January 1, 2006 largely due to a smaller percentage contribution to costs of contract research and development revenue in the current year period from external vendors, independent contractors and subcontractors. Such external support does not recover as much indirect expense through the cost reimbursement features of many of our contracts as does our own internal labor. Accordingly, when the percentage contribution of external sources to our costs of contract research and development decreases and the percentage contribution of our internal labor to our costs of contract research and development correspondingly increases, our gross margin on our contract research and development revenue typically improves. The improvement in the current first quarter, however, did not represent a fundamental shift in the composition of the cost of contract research and development revenue, but rather, was a timing effect resulting from delays in scheduled support from subcontractors during the period. This delay not only had the effect of temporarily contributing to a slight improvement in our gross margin percentage on our contract research and development revenue, it also had the effect of delaying associated revenue to subsequent periods.

Product Sales. Product sales in the periods presented are largely comprised of revenues derived from sales of chips, modules, stacked chip products and chip stacking services and, to a limited degree, sales of miniaturized camera products. Product sales for the first 13-week periods of fiscal 2006 and fiscal 2005 are shown in the following table:

13-Week Comparisons	Product Sales	Percent of Total Revenue
13 weeks ended January 2, 2005	$468,600	11%
Dollar increase in current comparable 13 weeks	40,100

13 weeks ended January 1, 2006	$508,700	11%
Percent increase in current 13 weeks	9%

The modest increase in product sales for the current fiscal period was largely a reflection of changed composition of product sales during the current fiscal period compared to the first quarter of fiscal 2005. In the current year fiscal quarter, sales of stacked chip products were substantially greater than sales of stacking services, which is a reversal of the comparable relationship in the first quarter of fiscal 2005. Sales of stacked chip products include the value of the stacked memory chips themselves, while sales of stacking services generally involve the stacking of customer consigned memory chips, the value of which are not reflected in the resulting sales. Accordingly, sales of a given number of stacked chip products produce greater dollar product sales, and greater dollar margins, than stacking services for an equivalent type and number of memory chips. Subsequent to the first quarter of fiscal 2005, the Company focused its marketing on stacked chip products to enhance its stacking product revenues and margins, which we believe contributed to the product sales improvement reflected in the table above. Another change in the composition of product sales between the respective year’s first quarters occurred with respect to the Company’s proprietary thermal viewer product. In the prior year first quarter, approximately 20% of product sales were derived from a single initial product shipment of the Company’s first generation thermal viewer product. This product was substantially improved in fiscal 2005, and the Company starting shipping limited quantities of its improved thermal viewer late in fiscal 2005, continuing into the first quarter of fiscal 2006. In contrast to the sales in the first quarter of fiscal 2005, sales of the second generation thermal viewer product have largely been procured through the Company’s research and development contracts as a convenience to the procuring agencies. As a result, such sales are reflected in the Company’s contract research and development revenue in the 13 weeks ended January 1, 2006, rather than in product sales. Accordingly, over 95% of product sales in the current first fiscal quarter were the result of sales of stacked chip products.

Cost of Product Sales. Cost of product sales consists of labor, subcontractor and vendor expenses directly incurred in the manufacture of products sold, plus related overhead expenses. Our cost of product sales for the 13 weeks ended January 1, 2006 as compared to the 13 weeks ended January 2, 2005 is shown in the following table:

13-Week Comparisons	Cost of Product Sales	Percent of Product Sales
13 weeks ended January 2, 2005	$488,400	104%
Dollar decrease in current comparable 13 weeks	(106,200)

13 weeks ended January 1, 2006	$382,200	75%
Percent decrease in current 13 weeks	(22%)

The improvement from negative gross margin on product sales in the first quarter of fiscal 2005 to positive gross margin on product sales in the first quarter of fiscal 2006 was directly related to the changed composition of product sales discussed above. Part of the improvement was due to the increased level of stacked product sales, as opposed to sales of stacking services, and the improved dollar margins resulting from that shift. An additional factor that impacted the gross margin comparison between periods was the early stage of the Company’s thermal viewer product in the 13 weeks ended January 2, 2005. The first generation shipments of the Company’s thermal viewer product in the first quarter of fiscal 2005 incurred the typically higher costs associated with first units of a product and were not profitable. The second generation shipments of the Company’s thermal viewer products in the first quarter of fiscal 2006 reflected the benefit of experience in incurred costs, but more importantly, were largely procured through research and development contracts, rather than product purchase orders. Accordingly, there was no material impact at all to aggregate cost of product sales from thermal viewer products in the first fiscal quarter of 2006.

General and Administrative Expense. General and administrative expense consists of labor, subcontractor and vendor expenses not directly related to the production of revenue or to internally funded research and development. This includes such internal expenses as executive, administrative, financial and marketing labor and labor-related expenses and such external expenses as legal and accounting fees and costs. General and administrative expense for the 13 weeks ended January 1, 2006 as compared to the 13 weeks ended January 2, 2005 is shown in the following table:

13-Week Comparisons	General and Administrative Expense	Percent of Total Revenue
13 weeks ended January 2, 2005	$1,670,000	40%
Dollar increase in current comparable 13 weeks	399,600

13 weeks ended January 1, 2006	$2,069,600	43%
Percent increase for current 13 weeks	24%

Approximately $212,500, or 53%, of the dollar increase in general and administrative expense in the 13-week period ended January 1, 2006 as compared to the 13-week period ended January 2, 2005 was the result of bid and proposal activities during the current year period. The increase in bid and proposal activities reflected the management decision for deployment of technical direct labor during the first quarter of fiscal 2006. During that period, scheduled labor deployment had to be adjusted to reflect the program scheduling impact of the delays in subcontractor support of research and development contracts previously discussed. Because of identified material contract opportunities related to the fiscal 2006 Defense budget, direct labor made available as a result of these delays was largely deployed to bid and proposal activities in the first quarter of fiscal 2006, rather than internal research and development expense, which is the other typical deployment alternative for non-revenue generating direct labor. In the fiscal 2005 first quarter, there was no deployment to bid and proposal activities at all because of the notices of awards that we had already received at that time relating to significant procurements expected for the balance of that fiscal year. In addition to the bid and proposal impact, general and administrative expense in the first quarter of fiscal 2006 was also increased by the requirement to expense stock-based compensation costs associated with stock options pursuant to SFAS 123(R), a requirement that did not exist in the first quarter of fiscal 2005. This factor accounted for approximately $63,100, or 16%, of the increase in general and administrative expense in the 13 weeks ended January 1, 2006 as compared to the 13 weeks ended January 2, 2005. Our general and administrative service expenses also increased by approximately $92,700 in the current year first quarter compared to the first quarter of last year, partly due to initial implementation of the accounting requirements associated with Sarbanes-Oxley and partly due to increased consulting expenses payable to a director related to business development. Additionally, our reserve for doubtful accounts receivable was increased by $65,000 in the 13 weeks ended January 1, 2006, and no comparable expense was incurred in the 13 weeks ended January 2, 2005. In absolute dollars, we expect that our general and administrative expenses are likely to increase in future periods because of our acquisition of Optex.

Research and Development Expense. Research and development expense consists of labor, subcontractor and vendor expenses directly incurred in support of internally funded research and development projects, plus associated overhead expenses. Research and development expense for the 13 weeks ended January 1, 2006 as compared to the 13 weeks ended January 2, 2005 decreased as shown in the following table:

13-Week Comparisons	Research and Development Expense	Percent of Total Revenue
13 weeks ended January 2, 2005	$320,400	8%
Dollar decrease in current comparable 13 weeks	(251,000)

13 weeks ended January 1, 2006	$69,400	1%
Percent decrease for current 13 weeks	(78%)

The substantial percentage decrease in research and development expense in the 13-week period ended January 1, 2006 reflected the labor deployment decision discussed above, namely the prioritization of bid and proposal activities during that period. We use the same technical staff for both internal and customer funded research and development projects, as well as bid and proposal activities, and when one of these categories is prioritized during a period, there is less labor available and correspondingly less expense for other categories. We anticipate that the utilization of our direct labor force for internally funded research and development activities is likely to increase in subsequent periods of fiscal 2006 as bid and proposal activities oriented toward fiscal 2006 procurements diminish.

Net Loss. The dollar improvement in the gross margins of both our contract research and development and product segments during the 13-week period ended January 1, 2006 was greater than the increase in our indirect costs and expenses during the period, resulting in a slight improvement in our net loss compared to the 13-week period ended January 2, 2005 as shown in the following table:

13-Week Comparisons	Net Loss
13 weeks ended January 2, 2005	$(1,176,100)
Dollar improvement in current comparable 13 weeks	51,000

13 weeks ended January 1, 2006	$(1,125,100)
Percent improvement for current 13 weeks	4%

Our contract research and development revenue for both the 13-week periods ended January 1, 2006 and January 2, 2005 was insufficient to fully support our technical staff and related infrastructure. Furthermore, our product sales in those periods did not generate adequate margins to fully defray the remainder of our indirect expenses. Both circumstances are expected to improve in subsequent periods of fiscal 2006. As subcontractor support of our existing programs starts to catch up to scheduled levels, we believe that our contract research and development revenue will increase from the level achieved in the 13 week period ended January 1, 2006, increasing our absorption of indirect expenses. Of even greater projected impact, however, is the acquisition of Optex, which we expect to contribute material product sales and associated margins to our consolidated results of operations in the balance of fiscal 2006.

Liquidity and Capital Resources

Our liquidity increased in the first 13 weeks of fiscal 2006 as measured by both our consolidated cash and cash equivalents and our working capital as shown in the following table:

	Cash and Cash Equivalents	Working Capital
October 2, 2005	$1,309,600	$2,688,300
Dollar increase in the 13 weeks ended January 1, 2006	1,459,200	3,882,900

January 1, 2006	$2,768,800	$6,571,200
Percent increase in the 13 weeks ended January 1, 2006	111%	163%

The substantial liquidity increases of the 13 weeks ended January 1, 2006 were achieved despite the net loss in the period, largely due to the financing and acquired working capital related to the Optex transaction. The total net proceeds from the convertible debt, the bank term loan and the revolving line-of-credit secured in connection with that transaction was approximately $16.7 million. From those net proceeds, we paid $14 million to purchase 70% of the capital stock of Optex, which is subject to adjustment upon the completion of Optex’s 2005 audit. The surplus of approximately $2.7 million after this purchase payment allowed us to achieve the increase in cash shown above in the 13 weeks ended January 1, 2006 after fully absorbing $373,500 of negative operational cash flow and $446,600 of investment use of cash other than for the acquisition of the Optex stock, $367,900 of which was for capital facilities improvement and equipment purchases.

Other than timing effects, our negative operational cash flow in the 13 weeks ended January 1, 2006 was largely the result of our loss from continuing operations of $1,123,700, offset by our aggregate $935,300 of non-cash expenses during the period, consisting of $478,300 of depreciation and amortization, $305,700 of common stock contributions to employee retirement plans, $148,400 of deferred share-based compensation expense due to the application of the requirements of SFAS 123(R) and $2,900 of operating expense paid in common stock. Substantial timing effects that improved cash flow from operations included a $685,500 decrease in unbilled revenues on contracts and a $161,200 increase in advance billings on uncompleted contracts. Both of these effects were related to contractual milestones and billing cycles, rather than being indicative of trends. Substantial timing effects in the period that decreased cash flow from operations included a $681,200 increase in accounts receivable, $517,000 of which was the result of billings in the last two business days of the quarter, and a $303,100 decrease in accounts payable and accrued expenses, which reflected the delays in subcontractor support that we experienced in the 13 weeks ended January 1, 2006.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of conventional operating leases. As of October 2, 2005, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commercial Commitments

Long Term Debt. At January 1, 2006, we had $13,675,000 of long-term debt, consisting of our outstanding $10 million 3.25% convertible subordinated notes, with the Series 1 Note due December 30, 2009, and the Series 2 Note due December 30, 2007 and our $3,675,000 variable rate term loan agreement due December 30, 2007. The Series 1 Note with an aggregate face amount of $7,445,500 is convertible into shares of our Common Stock at the option of the holder. The Series 2 Note with an aggregate face amount of $2,554,500 is not convertible into shares of our Common Stock unless shareholder approval is obtained. In connection with the above financing, we also issued warrants in two series. One series of the Warrants is fully exercisable (Series 1 Warrants) and the other series of Warrants is not exercisable unless stockholder approval is obtained (Series 2 Warrants). See Notes 2, 3 and 4 to our condensed notes to consolidated financial statements for a detailed discussion of the Optex Acquisition and the related financings.

Capital Lease Obligations. Our outstanding capital lease obligations of $211,800 relate primarily to manufacturing and test equipment and are included as part of other current and non-current liabilities within our consolidated balance sheet.

Operating Lease Obligations. We have various operating leases covering equipment and facilities located in Costa Mesa, California, and Richardson, Texas.

Other Commitments. Pursuant to a consulting agreement, the Company is obligated to pay a success fee to a consulting company, of which one of our directors is sole owner, of $500,000 in connection with the acquisition of Optex, which fee is a portion of the total purchase price of the Optex transaction. (See Notes 2 and 7 to our condensed notes to consolidated financial statements for detailed discussions of the Optex acquisition and the consulting agreement.) Although this fee currently is payable in cash, the Company is seeking stockholder approval to pay the fee with 192,308 shares of Common Stock in lieu of cash. This obligation is included in “Accrued expenses” within our consolidated balance sheet.

At January 1, 2006, our contractual obligations and commercial commitments were as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$14,900,000	$1,225,000	$12,714,700	$960,300	$—
Capital lease obligations (including interest)	211,800	137,900	73,900	—	—
Operating lease obligations	3,584,900	1,065,100	2,391,200	128,600	—

Total	$18,696,700	$2,428,000	$15,179,800	$1,088,900	$—

We believe, but cannot guarantee, that our government-funded research and development contract business will improve in the balance of fiscal 2006, and will therefore generate increased liquidity through both operating margins and the recovery of indirect costs as permitted under government contracts. This belief stems from our visibility into budgetary decisions of various government agencies and our present backlog. At January 1, 2006, our funded backlog was approximately $31.5 million, approximately $26.1 million of which related to Optex’s business. We expect that a substantial portion of our funded backlog at January 1, 2006 will result in revenue recognized in fiscal 2006. In addition, our government research and development contracts typically include unfunded backlog, which is funded when the previously funded amounts have been expended. As of January 1, 2006, our total backlog, including unfunded portions, was approximately $54.3 million, $47.0 million of which was related to Optex’s business.

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

We also believe that our revenues from product sales will grow substantially in the subsequent periods of fiscal 2006, in large part due to the acquisition of Optex. We further believe that these increased product sales are likely to contribute positively to operational cash flow. Since the earnout provision of the Optex acquisition will only be paid from a percentage of surplus cash flow from Optex’s operations after debt service, the occurrence of such earnout would reflect a positive contribution from Optex to our liquidity.

We currently believe that our working capital and liquidity at January 1, 2006, in conjunction with our revolving line-of-credit, are adequate to support our existing operations for our foreseeable plans for at least the next twelve months. However, there may be product sales growth opportunities in this interval that could place demands on our working capital that would require external infusion of working capital through equity or debt financings. We cannot guarantee that such financings would be available on a timely basis, or on acceptable terms, or at all.

Stock-Based Compensation

As discussed in note 1 to the Company’s condensed notes to consolidated financial statements included in Part I of this report, effective October 3, 2005 the Company adopted SFAS No. 123(R) – Share Based Payments, which resulted in our recognition of stock-based compensation of $148,400 for the 13-week period ended January 1, 2006. That stock-based compensation was attributable to the following:

13-week period ended January 1, 2006
Cost of contract research and development revenue	$85,300
General and administrative expense	63,100

$148,400

Prior to the adoption of SFAS No 123(R), we accounted for our stock option plans in accordance with the Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense was recorded at the date of grant only if the quoted market price of the underlying stock on that date exceeded the exercise price of the options. However, we had provided pro forma net earnings and pro forma net earnings per share disclosures as if the fair value of all stock options as of their respective grant dates were recognized as expense over the vesting periods of those options in accordance with SFAS No. 123, Accounting for Stock-Based Compensation.

We adopted SFAS No. 123(R) using the modified prospective method. Under this transition method, compensation costs recognized in the 13-week period ended January 1, 2006 includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of October 3, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (ii) compensation cost for all share-based payments granted subsequent to October 2, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). In accordance with the modified prospective method, results for the corresponding periods of the prior year have not been restated and the Company will continue to disclose the pro forma effect of option grants on net earnings and net earnings per share in its financial statement footnote disclosures.

We also will continue to account for equity instruments issued to persons other than Company employees and directors (“non-employees”) in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. All transactions in which goods or services are the consideration received for equity instruments issued to non-employees are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of any such equity instrument is the earliest to occur of (i) the date on which the third-party performance is complete, (ii) the date on which it is probable that performance will occur, or (iii) if different, the date on which the compensation has been earned by the non-employee. However, no equity instruments were issued to non-employees for goods or services during the 13-week period ended January 1, 2006.

The Company has historically issued stock options to employees and outside directors whose only condition for vesting are continued employment or service during the related vesting period. Typically, the vesting period is four years for employee awards and immediate vesting for director awards, although awards are sometimes granted with two year vesting periods.

For purposes of SFAS No. 123(R), the Company calculates stock-based compensation by estimating the fair value of each option granted using the Black-Scholes option valuation model and various assumptions that are described in Note 1 to our condensed notes to consolidated financial statements included in Part I of this Report. Once the compensation cost of an option is determined, that cost is recognized on a straight-line basis over the vesting period of the option.

For the 13-week period ended January 1, 2006, stock-based compensation comprised compensation costs attributable to such period for those options that were not fully vested upon adoption of SFAS No. 123(R) and compensation costs for options that were granted during the period, prorated from the date of grant to January 1, 2006, adjusted for estimated forfeitures in accordance with SFAS No. 123(R). Options to purchase a total of 62,000 shares of our common stock were granted to employees during the 13-week period ended January 1, 2006.

The method we employ to calculate stock-based compensation is consistent with the method used to compute stock-based compensation under SFAS No. 123, except that under SFAS No. 123(R), we are required to estimate forfeitures, which we were not required to and did not estimate under SFAS No. 123. We have estimated forfeitures to be 7%, which reduced stock-based compensation cost by $11,200 in the 13-week period ended January 1, 2006.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk relates to changes in interest rates for borrowings under our senior term loan and revolving credit facility. As discussed in Note 4 to our condensed notes to consolidated financial statements, on December 30, 2005, we closed a four-year $4.9 million term loan (the “Term Loan”) and established a $2.0 million revolving credit facility (the “Credit Facility”), of which $2.0 million was drawn down on December 30, 2005 for general working capital purposes. Borrowings under the Term Loan bear interest at the prime rate plus a varying percentage between 1.50% and 2.50% based upon a debt service coverage ratio. As of January 1, 2006, we had $4.9 million in borrowings outstanding under the Term Loan and the prime rate was 7.25%. If the prime rate were to increase hypothetically by 1% from its January 1, 2006 level, the annual increase in interest expense, given our principal balance under the Term Loan at January 1, 2006, would be approximately $33,800. Borrowings under the Credit Facility bear interest at 1.00% above the prime rate. As of January 1, 2006, we had $2.0 million in borrowings outstanding under the Credit Facility. If the prime rate were to increase hypothetically by 1% from its January 1, 2006 level, the annual increase in interest expense, given our principal balance under the Credit Facility at January 1, 2006, would be approximately $14,900.

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

(b) Changes in Internal Control over Financial Reporting. During the fiscal 2005 financial statement close process, we did not detect an error in our SFAS No. 123 stock option disclosures, which resulted in an adjustment to both the fiscal 2005 and fiscal 2004 footnote disclosures. As we have continued to grow, the volume of routine transactions has grown significantly. Additionally, we enter into complex transactions including, but not limited to: the Optex acquisition, other long-term contracts, financing transactions and option grants to employees and service providers. Such transactions, as well as others, and the increasing volume of routine transactions, have created increased burdens upon our current financial and accounting staff, particularly when they occur in schedule proximity to our financial statement close process as was the case with the Optex acquisition. Accordingly, during the fiscal 2005 financial statement close process, we did not have sufficient internal resources to monitor financial accounting standards and to maintain controls to appropriately interpret, implement and review the application of new financial accounting standards, reporting requirements, and the completeness and correctness of disclosures in accordance with accounting principles generally accepted in the United States of America and SEC rules and regulations. The absence of such controls over financial reporting constitute a material weakness in internal control that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

During the most recent completed fiscal quarter covered by this report, we changed our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) to reassign responsibilities for such reporting in response to the foregoing material weakness. We increased our financial and accounting staff in fiscal 2005 and intend to expand our staff further in fiscal 2006, as well as evaluate possible use of service providers for some of the specialized financial control procedures associated with increasing regulatory requirements. However, we cannot assure you that we will be successful in these initiatives, or that they will allow us to eliminate the identified material weakness.

We are currently undergoing a comprehensive effort in preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. This effort, under the direction of senior management, includes the documentation, testing and review of our internal controls. During the course of these activities, we have identified other potential improvements to our internal controls over financial reporting that we are currently evaluating for possible implementation. We expect to continue such documentation, testing and review and may identify control deficiencies, possibly including additional material weaknesses, and other potential improvements to our internal controls in the future. We cannot guarantee that we will remedy the material weakness discussed above, or others that may be identified in the future, and that we will be able to comply with Section 404 of Sarbanes-Oxley.

Other than as described above, there have not been any other changes that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

In August 2004, a consultant who was engaged by the our iNetWorks subsidiary to locate capital for iNetWorks filed a lawsuit in Orange County Superior Court for breach of contract against iNetWorks and against us as the alleged alter ego of iNetWorks. In his complaint, the consultant alleged that iNetWorks breached a Finder’s Agreement with the consultant and sought an unspecific amount of damages. In discovery, the consultant claimed that he was owed $5.2 million; however, as the consultant did not raise any capital for iNetWorks, we and iNetWorks believed this case was without merit and vigorously defended the allegations contained in this lawsuit. In June 2005, we and iNetWorks filed Motions for Summary Judgment requesting dismissal of the alter ego claims against us and the breach of contract claims against iNetWorks. The Court tentatively ruled in favor of us and iNetWorks on the Motions for Summary Judgment in September 2005. A final hearing on the Motions for Summary Judgment was set for October 28, 2005 to give the parties time to discuss possible settlement of the litigation. In order to avoid future legal risks and expenses, we entered into a settlement agreement with this consultant in October 2005 and issued 40,000 shares of our common stock to this consultant, with piggyback registration rights, valued at $94,800. The consultant dismissed this lawsuit in October 2005 and released us and iNetWorks from any and all claims related to his prior interactions with us and iNetWorks. Since the amount of the settlement was determinable in September 2005, the settlement expense was expensed in the fiscal year ended October 2, 2005, rather than the 13 weeks ended January 1, 2006.

We have been, and may from time to time, become a party to various legal proceedings arising in the ordinary course of our business. We do not presently know of any such matters, the disposition of which would be likely to incur a material effect on our consolidated financial position, results of operations or liquidity.

Item 1A.	Risk Factors

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

Our acquisition of Optex Systems, Inc. is subject to significant new operational and financial risks and challenges that could adversely affect our financial condition and results of operations. In December 2005, we made a substantial investment through the acquisition of 70% of Optex, financed by the incurrence of a significant amount of debt. Because Optex is our first significant acquisition and we have no prior history of integrating acquired companies or businesses into our operations, we cannot predict the impact of the Optex acquisition on our business operations, financial condition and results of operations. Our acquisition of Optex is subject to many inherent risks, including:

•	the history of Optex as a privately-held company and our ability to make the necessary investments to integrate the Optex operations into our system of internal controls;

•	our ability to successfully integrate the operational and cultural differences between our historical base of funded contract research and development and Optex’s base of long-term product manufacturing;

•	our ability to satisfy the covenants pursuant to the financing of the Optex acquisition;

•	our ability to meet the cash debt service associated with the financing of the Optex acquisition;

•	our ability to retain and integrate the management team of Optex;

•	our ability to successfully bridge the geographic separation between the Optex operations in Richardson, Texas and our historical base of operations in Costa Mesa, California;

•	the significant dilutive effect of the additional shares of our common stock issuable pursuant to the convertible debt and warrants issued in the financing of the Optex acquisition;

•	the customer and market concentration of Optex’s business;

•	the unknown effect on our and Optex’s customers, suppliers and competitors resulting from our acquisition of Optex; and

•	general economic and political conditions that could affect Optex’s business.

Our acquisition strategy may further strain our capital resources, result in additional integration and assimilation challenges, be further dilutive to existing stockholders, result in unanticipated accounting charges and expenses, or otherwise adversely affect our results of operations. An element of our business strategy involves expansion through the acquisitions of businesses, assets or technologies that allow us to expand our capabilities and market coverage and to complement our existing product offerings. The Optex acquisition was our first acquisition under this strategy. Acquisitions may require significant upfront capital as well as capital infusions, and typically entail many risks, including unanticipated costs and expenditures, changing relationships with customers, suppliers and strategic partners, or contractual, intellectual property or employment issues. We have not engaged in an acquisition strategy prior to our acquisition of Optex, and we may experience difficulties in assimilating and integrating the operations, personnel, technologies, products and information systems of Optex or of any other companies or businesses we may acquire in the future. In addition, key personnel of an acquired company may decide not to work for us. The acquisition of another company or its products and technologies may also require us to enter into a geographic or business market in which we have little or no prior experience. These challenges could disrupt our ongoing business, distract our management and employees, harm our reputation and increase our expenses. These challenges are magnified as the size of the acquisition increases.

Acquisitions or asset purchases made entirely or partially for cash or debt could also put a significant strain on our limited capital resources. Acquisitions may also require large one-time charges and can result in contingent liabilities, adverse tax consequences, deferred compensation charges, and the recording and later amortization of amounts related to deferred compensation and certain purchased intangible assets, any of which items could negatively impact our results of operations. In addition, we may record goodwill in connection with an acquisition and incur goodwill impairment charges in the future. Any of these charges could cause the price of our common stock to decline. In addition, we may issue equity or convertible debt securities in connection with an acquisition, as we did in connection with our acquisition of Optex. Any issuance of equity or convertible debt securities may be dilutive to our existing stockholders and such securities could have rights, preferences or privileges senior to those of our common stock.

We cannot assure you that we will be able to locate or consummate any pending or future acquisitions, or that we will realize any anticipated benefits from these acquisitions, including our acquisition of Optex. Even if we do find suitable acquisition opportunities, we may not be able to consummate the acquisitions on commercially acceptable terms, and any decline in the price of our common stock may make it significantly more difficult and expensive to initiate or consummate an acquisition.

Any loss of Optex key personnel in the foreseeable future could adversely affect our results of operations. Optex does not presently have depth of staffing in its operational and financial management. Until additional key personnel can be successfully integrated with its operations, the timing or success of which we cannot currently predict, Optex’s results of operations and ultimate success will be vulnerable to losses of key personnel, particularly its President, Timothy Looney.

We have historically generated substantial losses, which, if continued, could make it difficult to fund our operations or successfully execute our business plan, and could adversely affect our stock price. Since our inception, we have generated net losses in most of our fiscal periods. We experienced net losses of approximately $1.1 million for the first quarter of fiscal 2006, $1.8 million for fiscal 2005, approximately $4.2 million for fiscal 2004 and approximately $6.3 million for fiscal 2003. We cannot assure you that we will be able to achieve or sustain profitability on a quarterly or annual basis in the future. In addition, because we have significant expenses that are fixed or difficult to change rapidly, we generally are unable to reduce expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. For example, we experienced contract delays in fiscal 2003 and, to a lesser degree, in fiscal 2004 and the first quarter of fiscal 2005 that resulted in unanticipated additional operating expenses to keep personnel on staff while the contracts were pending with no corresponding revenues. In addition, the increase in contract research and development revenue that we experienced in fiscal 2005 makes us more dependent on support from subcontractors to meet our operating plans and more susceptible to losses when such support is delayed. Such factors could cause us to continue to experience net losses in future periods, which will make it difficult to fund our operations and achieve our business plan, and could cause the market price of our common stock to decline.

Some financial instruments issued in connection with obtaining financing for the Optex acquisition require accounting treatment as derivative instruments thereby introducing the potential for additional period-to-period volatility in net loss or income. A derivative is an instrument whose value is “derived” from an underlying instrument or index such as a future, forward, swap, or option contract, or other financial instrument with similar characteristics, including certain derivative instruments embedded in other contracts (“embedded derivatives”) and for hedging activities. Certain of the anti-dilution provisions of the financial instruments issued in connection with the Optex acquisition give rise to embedded derivatives. Embedded derivatives are measured at fair value and marked to market through earnings. The pricing models used for valuation of embedded derivatives incorporate significant estimates and assumptions and are subject to a number of variables, including the market price and price volatility of our common stock. As a result, the periodic valuation of embedded derivatives may impact the level of precision in our financial statements and impact the market price and price volatility of our common stock.

We may need to raise additional capital in the future, and additional funds may not be available on terms that are acceptable to us, or at all. In addition to our significant net losses in recent periods, until fiscal 2005, we have also historically experienced negative cash flows from operations. In fiscal 2003 and fiscal 2004, we experienced negative cash flows from operations of approximately $3.7 million and $4.2 million, respectively. Due largely to our capital expenditures, we experienced a net reduction of our cash during fiscal 2005 of approximately $755,000. In the first 13 weeks of fiscal 2006, the delays in subcontractor support and resulting net loss contributed to negative cash flow from operations of $373,500. To offset the effect of negative net and operational cash flows, we have historically funded a portion of our operations through multiple equity financings, and to a lesser extent through receivable financing. In December 2005, in order to finance the acquisition of 70% of Optex, we obtained a $4.9 million senior secured term loan and borrowed $10.0 million of senior subordinated secured convertible notes. We may need to raise additional capital in the future to service our debt and to finance our future working capital needs. We cannot assure you that any additional capital will be available on a timely basis, on acceptable terms, or at all. Future financings may require stockholder approval, which may not be obtainable. If we are not able to obtain additional capital as may be required, our business, financial condition and results of operations could be materially and adversely affected.

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

Our government-funded research and development business depends on a limited number of customers, and if any of these customers terminate or reduce their contracts with us, or if we cannot obtain additional government contracts in the future, our revenues will decline and our results of operations will be adversely affected. For fiscal 2005, approximately 26% of our total revenues were generated from SAIC, a government contractor, 18% of our total revenues were generated from contracts with the U.S. Army, 15% were generated from contracts with the Defense Advanced Research Projects Agency, or DARPA, and 10% were generated from contracts with the U.S. Air Force. For the first 13 weeks of fiscal 2006, approximately 33% of our total revenues were generated from the U.S. Army, 21% of our total revenues were generated from contracts with the Defense Advanced Research Projects Agency, or DARPA, and 12% were generated from contracts with the U.S. Navy. Although we ultimately plan to shift our focus to include the commercialization of our technology, we expect to continue to be dependent upon research and development contracts with federal agencies and their contractors for a substantial portion of our revenues for the foreseeable future. Our dependency on a few contract sources increases the risks of disruption in this area of our business or significant fluctuations in quarterly revenue, either of which could adversely affect our consolidated revenues and results of operations.

Because both our historical operations and those of Optex currently depend on government contracts and subcontracts, we face additional risks related to contracting with the federal government, including federal budget issues and fixed price contracts. General political and economic conditions, which cannot be accurately predicted, directly and indirectly may affect the quantity and allocation of expenditures by federal agencies. Even the timing of incremental funding commitments to existing, but partially funded, contracts can be affected by these factors. Therefore, cutbacks or re-allocations in the federal budget could have a material adverse impact on our results of operations as long as research and development contracts remain an important element of our business. Obtaining government contracts may also involve long purchase and payment cycles, competitive bidding, qualification requirements, delays or changes in funding, budgetary constraints, political agendas, extensive specification development and price negotiations and milestone requirements. Each government agency also maintains its own rules and regulations with which we must comply and which can vary significantly among agencies. Governmental agencies also often retain some portion of fees payable upon completion of a project and collection of these fees may be delayed for several months or even years, in some instances. In addition, an increasing number of our government contracts are fixed price contracts, which may prevent us from recovering costs incurred in excess of its budgeted costs. Fixed price contracts require us to estimate the total project cost based on preliminary projections of the project’s requirements. The financial viability of any given project depends in large part on our ability to estimate such costs accurately and complete the project on a timely basis. In fiscal 2005, we completed fixed-price contracts with an approximate aggregate value of $4.8 million. We experienced approximately $271,300 in losses on those contracts, representing approximately 6% of the aggregate funded amount. In the first 13 weeks of fiscal 2006, we completed fixed-price contracts with an approximate aggregate value of $1.9 million. We experienced approximately $93,600 in losses on those contracts, representing approximately 5% of the aggregate funded amount. At January 1, 2006, we had ongoing fixed-price contracts with an approximate unrealized aggregate value of $28.1 million, approximately $26.1 million of which are held by Optex. While fixed-price overruns in fiscal 2005 and the first 13 weeks of fiscal 2006 were largely discretionary in nature, we may not be able to achieve or improve upon this performance in the future since each contract has its own unique technical and schedule risks. In the event our actual costs exceed the fixed contractual cost, we will not be able to recover the excess costs.

Some of our government contracts are also subject to termination or renegotiation at the convenience of the government, which could result in a large decline in revenue in any given quarter. Although government contracts have provisions providing for the reimbursement of costs associated with termination, the termination of a material contract at a time when our funded backlog does not permit redeployment of our staff could result in reductions of employees. In April 1999, we experienced the termination of one of our contracts, but this termination did not result in the non-recovery of costs or layoff of employees. We also have had to reduce our staff from time-to-time because of fluctuations in our funded government contract base. In addition, the timing of payments from government contracts is also subject to significant fluctuation and potential delay, depending on the government agency involved. Any such delay could result in a temporary shortage in our working capital. Since approximately 83% of our total revenues in fiscal 2003, approximately 82% of our total revenues in fiscal 2004, approximately 93% of our total revenues in fiscal 2005 and approximately 86% of our total revenues in the first 13 weeks of fiscal 2006 were derived directly or indirectly from government customers, these risks can significantly affect our business, results of operations and financial condition. These risks may become more pronounced as a result of our acquisition of Optex.

If we are not able to commercialize our technology, we may not be able to increase our revenues or achieve or sustain profitability. Since commencing operations, we have developed technology, principally under government research contracts, for various defense-based applications. Contract research and development revenue accounted for approximately 89% of our total revenues for fiscal 2003, approximately 87% of our total revenues for fiscal 2004, approximately 90% of our total revenues for the fiscal 2005 and approximately 89% of our total revenues for the first 13 weeks of fiscal 2006. However, since our margins on government contracts are generally limited, and our revenues from such contracts are tied to government budget cycles and influenced by numerous political and economic factors beyond our control, and are subject to our ability to win additional contracts, our long-term prospects of realizing significant returns from our technology or achieving and maintaining profitability will likely also require penetration of commercial markets. In prior years, we have made significant investments to commercialize our technologies without significant success. These efforts included the purchase and later shut down of the IBM cubing line, the formation of the Novalog, MSI, Silicon Film, RedHawk and iNetWorks subsidiaries and the development of various stacked-memory products intended for military, aerospace and commercial markets. While these investments have developed new revenue sources, they have not yet resulted in consolidated profitability to date, and a majority of our total revenues for fiscal 2003, fiscal 2004, fiscal 2005 and the first 13 weeks of fiscal 2006 were still generated from contract research and development. In fiscal 2005, we discontinued operations of our Novalog subsidiary due to the decline in the sales of its products and lack of availability of economic sources of supply for its products.

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

If we fail to scale our operations appropriately in response to recent growth, the acquisition of Optex and changes in demand, we may be unable to meet competitive challenges or exploit potential market opportunities, and our business could be materially and adversely affected. We experienced a period of rapid growth in fiscal 2005 resulting in a 68% increase in our total revenues to $23.0 million in fiscal 2005 as compared to $13.7 million in fiscal 2004. Our total revenues in the first quarter of fiscal 2006 were 16% higher than the first quarter of fiscal 2005, but 28% less than the fourth quarter of fiscal 2005, which we believe, but cannot guarantee, to be a timing effect related to subcontractor support. Our past growth has placed, and any future growth in our historical business is expected to continue to place, a significant strain on our management personnel, infrastructure and resources. These strains are likely to become more pronounced as a result of our acquisition of Optex. To implement our current business and product plans, we will need to continue to expand, train, manage and motivate our workforce, and expand our operational and financial systems, as well as our manufacturing and service capabilities. All of these endeavors will require substantial management effort and additional capital. If we are unable to effectively manage our expanding operations, we may be unable to scale our business quickly enough to meet competitive challenges or exploit potential market opportunities, and our current or future business could be materially and adversely affected.

Historically, we have primarily depended on third party contract manufacturers for the manufacture of a majority of our products and any failure to secure and maintain sufficient manufacturing capacity or quality products could materially and adversely affect our business. For our existing products, other than those manufactured by Optex, we primarily use contract manufacturers to fabricate and assemble our stacked chip, microchip and sensor products, and our internal manufacturing capabilities prior to the Optex acquisition consisted primarily of assembly, calibration and test functions for our thermal camera products. We currently plan to utilize Optex for some of our future manufacturing needs, but we cannot guarantee our success in that endeavor. We have typically used single contract manufacturing sources for our historical products and do not have long-term, guaranteed contracts with such sources. As a result, we face several significant risks, including:

•	a lack of guaranteed supply of products and higher prices;

•	limited control over delivery schedules, quality assurance, manufacturing yields and production costs; and

•	the unavailability of, or potential delays in obtaining access to, key process technologies.

In addition, the manufacture of our products is a highly complex and technologically demanding process and we are dependent upon our contract manufacturers to minimize the likelihood of reduced manufacturing yields or quality issues. We currently do not have any long-term supply contracts with any of our manufacturers and do not have the capability or capacity to manufacture our products in house in large quantities. If we are unable to secure sufficient capacity with our existing manufacturers, implement manufacturing of some of our new products at Optex or scale our internal capabilities, our revenues, cost of revenues and results of operations would be negatively impacted.

Certain Optex products are dependent on specialized sources of supply that are potentially subject to disruption and attendant adverse impact to our business. Some of Optex’s products currently incorporate components purchased from single sources of supply. If supply from such sources is materially disrupted, requiring Optex to obtain and qualify alternate sources of supply for such components, our revenues could decline, our reputation with our customers could be harmed, and our business and results of operation could be adversely affected.

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

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price. Our fiscal 2005 audit revealed a material weakness in our internal controls over financial reporting related to the size of our accounting staff. We are attempting to cure this material weakness by expanding our staff and reassigning responsibilities, but we have not yet completed our planned remediation. We are in the process of documenting and testing our internal control processes in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments and a written report on the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing the assessments in management’s report. During the course of our testing we may identify other significant deficiencies or material weaknesses, in addition to the one already identified, which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. The integration of Optex’s operations is expected to materially complicate the timely achievement of this goal. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we will not be able to conclude that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could cause investors to lose confidence in our reported financial information, which could result in a decline in the market price of our common stock, and cause us to fail to meet our reporting obligations in the future, which could impact our ability to use Form S-3 for financings.

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

If we are not able to adequately protect or enforce our patent or other intellectual property rights, our ability to compete in our target markets could be materially and adversely affected. We believe that our success will depend, in part, on the strength of our existing patent protection and the additional patent protection that we may acquire in the future. As of January 1, 2006, we held 54 U.S. patents and 16 foreign patents and had other U.S. patent applications pending as well as various foreign patent applications. Five of these patents, covering early versions of our stacking technology, expire in less than one to two years, which may narrow our ability to pose barriers to entry from competitors if these early technologies become commercially significant. It is possible that any existing patents or future patents, if any, could be challenged, invalidated or circumvented, and any right granted under these patents may not provide us with meaningful protection from competition. Despite our precautions, it may be possible for a third party to copy or otherwise obtain and use our products, services or technology without authorization, to develop similar technology independently or to design around our patents. In addition, we treat technical data as confidential and generally rely on internal nondisclosure safeguards, including confidentiality agreements with employees, and on laws protecting trade secrets, to protect proprietary information. We cannot assure you that these measures will adequately protect the confidentiality of our proprietary information or that others will not independently develop products or technology that are equivalent or superior to ours.

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

We do not have long-term employment agreements with most of our key personnel. If we are not able to retain our key personnel, we may not be able to implement our business plan and our results of operations could be materially and adversely affected. We depend to a large extent on the abilities and continued participation of our executive officers and other key employees. The loss of any key employee could have a material adverse effect on our business. While we have adopted employee stock option plans designed to attract and retain key employees, our stock price has declined in recent periods, and we cannot guarantee that options granted under our plans will be effective in retaining key employees. We do not presently maintain “key man” insurance on any key employees. We believe that, as our activities increase and change in character, additional, experienced personnel will be required to implement our business plan. Competition for such personnel is intense and we cannot assure you that they will be available when required, or that we will have the ability to attract and retain them.

Significant sales of our common stock in the public market will cause our stock price to fall. In February 2006, in connection with the Optex acquisition and the related financing, we filed a registration statement on Form S-3 covering 8,485,426 shares of our common stock that may be freely offered for resale. As of February 1, 2006, we had approximately 19.5 million shares of common stock outstanding, substantially all of which were freely tradable, other than restrictions imposed upon our affiliates. The average trading volume of our shares in January 2006, however, was only approximately 77,700 shares per day. Accordingly, the freely tradable shares are significantly greater in number than the daily average trading volume of our shares. If the holders of the freely tradable shares were to sell a significant amount of our common stock in the public market, the market price of our common stock would likely decline. If we raise additional capital in the future through the sale of shares of our common stock to private investors, we may agree to register these shares for resale on a registration statement as we have done in the past. Upon registration, these additional shares would become freely tradable once sold in the public market, assuming the prospectus delivery and other requirements were met by the seller, and, if significant in amount, such sales could further adversely affect the market price of our common stock. The sale of a large number of shares of our common stock also might make it more difficult for us to sell equity or equity-related securities in the future at a time and at the prices that we deem appropriate.

Our stock price could decline because of the potentially dilutive effect of future financings, conversions of notes or exercises of warrants and common stock options. During the past three fiscal years, we issued in excess of 11.6 million shares to fund our operations, resulting in significant dilution to our existing stockholders. At February 1, 2006, there were approximately 5.4 million shares issuable upon the exercise of additional warrants and options that were “in the money” at that date, approximately 3.9 million additional shares issuable upon the conversion of the Series 1 senior subordinated secured convertible notes and the exercise of the Series 1 warrants held by Pequot and, subject to stockholder approval, approximately 1.3 million additional shares issuable upon the conversion of the Series 2 senior subordinated secured convertible notes and the exercise of the Series 2 warrants held by Pequot. Pursuant to the Optex transaction, we issued warrants to purchase in excess of 1.3 million shares, which were not “in the money” on issuance, but have subsequently become so. Any additional equity financings or exercise of “in the money” warrants and options in the future could result in further dilution to our stockholders. Existing stockholders also will suffer significant dilution in ownership interests and voting rights, and our stock price could decline, as a result of the issuance of shares of our common stock to Pequot upon the conversion of principal and accrued interest under the senior subordinated secured convertible notes or upon the exercise of the warrants held by Pequot, and as a result of the issuance of shares of our common stock to Mr. Looney upon exercise of the buyer option agreement entered into in connection with the Optex transaction.

We may be unable to repay indebtedness in cash due under the Series 2 senior subordinated secured convertible notes that we entered into as part of the financing of the Optex acquisition. The indebtedness to Pequot that we incurred with respect to the Series 2 senior subordinated secured convertible notes is material in relation to our levels of indebtedness in the past, our ability to service the debt from our operating cash flow and our ability to repay the debt in cash in full at maturity. The Series 2 senior subordinated secured convertible notes, with an aggregate face amount of $2,554,507, currently mature on December 30, 2007 and must be repaid in cash unless stockholder approval is obtained to repay such notes in shares of common stock. If such stockholder approval is not obtained, no assurance can be given that sufficient funds will be available to meet our operating needs, or to pay the principal or accrued interest on such notes.

Changes in the accounting treatment of stock-based awards will adversely affect our reported results of operations. Effective October 3, 2005, the beginning of our fiscal 2006, we became subject to Statement of Financial Accounting Standards No. 123 (revised 2004), or SFAS 123(R). Pursuant to SFAS 123(R), we are required to expense against our reported earnings: (1) the fair value of all option grants or stock issuances made to employees or directors on or after the implementation date; and (2) a portion of the fair value of each option and stock grant made to employees or directors prior to the implementation date that represents the unvested portion of these share-based awards as of such implementation date. These amounts will be expensed after the implementation date over the respective vesting periods of each award. The long-term impact of our adoption of SFAS 123(R) cannot be fully predicted at this time because that will depend in part on the future fair values and number of share-based payments granted in the future. As a result of our adoption of SFAS 123(R), in the first 13 weeks of fiscal 2006 we recorded an expense charge of approximately $148,400. Had we adopted SFAS 123(R) in prior periods, the magnitude of the impact of that standard would have approximated the impact of SFAS 123 assuming the application of the Black-Scholes model as described in the disclosure of pro forma net loss and pro forma net loss per share in Note 1 of Notes to Consolidated Financial Statements for the three years ended October 2, 2005. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may reduce net operating cash flows and increase net financing cash flows in periods after its adoption.

Our common stock may be delisted by the Nasdaq Capital Market if our stock price declines further or if we cannot maintain Nasdaq’s listing requirements. In such case, the market for your shares may be limited, and it may be difficult for you to sell your shares at an acceptable price, if at all. Our common stock is currently listed on the Nasdaq Capital Market (formerly known as the Nasdaq SmallCap Market). Among other requirements, to maintain this listing, our common stock must continue to trade above $1.00 per share. In July 2001, our stock had failed to meet this criterion for over 30 consecutive trading days. As a result, in accordance with Marketplace Rule 4310(c)(8)(B), we were notified by Nasdaq that we had 90 calendar days or until October 2001 to regain compliance with this Rule by reestablishing a sales price of $1.00 per share or greater for ten consecutive trading days. To regain compliance, we sought and received approval from our stockholders to effect a 1-for-20 reverse split of our common stock that became effective in September 2001, resulting in re-compliance by the Nasdaq deadline. However, subsequent to the reverse split, our common stock has, at various times, traded close to or below the $1.00 per share minimum standard, and we cannot assure you that the sales price of our common stock will continue to meet Nasdaq’s minimum listing standards. At February 1, 2006, the closing sales price of our common stock as reported by the Nasdaq Capital Market was $3.10 per share.

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

If we are delisted from the Nasdaq Capital Market, your ability to sell your shares of our common stock would also be limited by the penny stock restrictions, which could further limit the marketability of your shares. If our common stock is delisted, it would come within the definition of “penny stock” as defined in the Securities Exchange Act of 1934 and would be covered by Rule 15g-9 of the Securities Exchange Act of 1934. That Rule imposes additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors. For transactions covered by Rule 15g-9, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, Rule 15g-9, if it were to become applicable, would affect the ability or willingness of broker-dealers to sell our securities, and accordingly would affect the ability of stockholders to sell their securities in the public market. These additional procedures could also limit our ability to raise additional capital in the future.

We may be subject to additional risks. The risks and uncertainties described above are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also adversely affect our business operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the 13-weeks ended January 1, 2006, we issued 96,154 shares of our common stock to one accredited investor upon exercise of a warrant that was granted to such investor in September 2003 in a private placement. The investor paid us $96,154 in cash as the aggregate exercise price for the warrant. These shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. There were no underwriters, brokers or finders employed in connection with this warrant exercise.

During the 13-weeks ended January 1, 2006, we issued 40,000 shares of our common stock, with a valuation expense of $94,800 accrued in September 2005, to one accredited investor in consideration for the settlement and dismissal of a lawsuit. These shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. There were no underwriters, brokers or finders employed in connection with this settlement.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

Date of Annual Meeting of Stockholders

Because of review of proxy material related to the Optex acquisition, the date for our 2006 annual meeting of stockholders (the “2006 Annual Meeting”) and the record date for determining stockholders entitled to notice of and to vote at this meeting have not yet been set. However, due to this review, the date of the 2006 Annual Meeting will be more than thirty days after the anniversary date of the 2005 annual meeting of stockholders. Therefore, in accordance with Rule 14a-5(f) under the Securities Exchange Act of 1934 and other applicable rules of the Securities and Exchange Commission, we are hereby notifying our stockholders that March 1, 2006 will be the deadline for submitting stockholder proposals for inclusion in our proxy statement for the 2006 Annual Meeting, which we believe is a reasonable time before we will begin the printing and mailing of our proxy materials for the 2006 Annual Meeting. All stockholder proposals must be in compliance with applicable laws and regulations and our By-Laws in order to be considered for inclusion in the proxy statement and form of proxy for the 2006 Annual Meeting. Stockholders are advised to review our By-Laws, which contain additional procedural and substantive requirements. In addition, if we are not notified by such deadline of an intent to present a proposal at our 2006 Annual Meeting, management will have the right conferred by the proxies to exercise its discretionary voting authority with respect to such proposal, if presented at the meeting.

Stockholder proposals should be addressed to the Secretary of Irvine Sensors Corporation at our principal executive offices located at 3001 Red Hill Avenue, Costa Mesa, California 92626. Stockholder proposals received by us after March 1, 2006 will be considered untimely and will not be included in our proxy statement for the 2006 Annual Meeting. It is recommended that stockholders submitting proposals use certified mail, return receipt requested in order to provide proof of timely receipt. We reserve the right to reject, rule out of order, or take other appropriate action with respect to any proposal that does not comply with these and other applicable requirements, including conditions set forth in our By-Laws and conditions established by the Securities and Exchange Commission.

Item 6.	Exhibits

2.1	Stock Purchase Agreement dated December 30, 2005 by and among the Company, Timothy Looney and Optex Systems, Inc. (1)

2.2	Buyer Option Agreement dated December 30, 2005 by and between the Company and Timothy Looney (2)

3.1	Certificate of Incorporation of the Company, as amended and currently in effect (3)

3.2	Bylaws of the Company, as amended and restated December 30, 2005 (4)

10.1	Loan and Security Agreement dated December 30, 2005 by and between the Company and Square 1 Bank (5)

10.2	Consulting Agreement by and among the Company, CTC Aero, LLC and Chris Toffales, as amended and restated December 30, 2005 (6)

10.3	Employment Agreement dated December 30, 2005 between the Company and Timothy Looney (7)

10.4	Non-Competition Agreement dated December 30, 2005 between the Company and Timothy Looney (8)

10.5	Registration Rights Agreement dated December 30, 2005 between the Company and Timothy Looney (9)

10.6	Securities Purchase Agreement dated December 30, 2005 by and among the Company and the Purchasers listed on the signature pages thereto (10)

10.7	Form of Series 1 Senior Subordinated Secured Convertible Note and schedule of omitted material details thereto (11)

10.8	Form of Series 2 Senior Subordinated Secured Convertible Note and schedule of omitted material details thereto (12)

10.9	Form of Series 1 Warrant to Purchase Common Stock and schedule of omitted material details thereto (13)

10.10	Form of Series 2 Warrant to Purchase Common Stock and schedule of omitted material details thereto (14)

10.11	Employment Offer Letter effective as of November 14, 2005 between the Company and Dr. Joseph Carleone

10.12	Form of Letter Agreement dated December 30, 2005 between the Company and each of its directors and officers, and schedule of omitted material details thereto

10.13	Form of Letter Agreement dated December 30, 2005 between the Company and Pequot Private Equity Fund III, L.P.

10.14	Security Agreement dated December 30, 2005 between the Company and the Purchasers listed on the signature pages thereto

10.15	Subsidiary Security Agreement dated December 30, 2005 between the Company’s subsidiary Optex Systems, Inc. and the Purchasers listed on the signature pages thereto

10.16	Subsidiary Guaranty dated December 30, 2005 between the Company’s subsidiary Optex Systems, Inc. and the Purchasers listed on the signature pages thereto

10.17	Intellectual Property Security Agreement dated December 30, 2005 between the Company and Square 1 Bank

10.18	Intellectual Property Security Agreement dated December 30, 2005 between the Company’s subsidiary Optex Systems, Inc. and Square 1 Bank

10.19	Unconditional Guaranty dated December 30, 2005 between the Company’s subsidiary Optex Systems, Inc. and Square 1 Bank

10.20	Third Party Security Agreement dated December 30, 2005 between the Company’s subsidiary Optex Systems, Inc. and Square 1 Bank

10.21	Subordination Agreement dated December 30, 2005 by and among the Company, Square 1 Bank, Pequot Private Equity Fund III, L.P. and Pequot Offshore Private Equity Partners III, L.P.

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(1)	Incorporated by reference to Exhibit 2.1 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(2)	Incorporated by reference to Exhibit 2.2 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(3)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003.

(4)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(5)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(6)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(7)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(8)	Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(9)	Incorporated by reference to Exhibit 10.5 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(10)	Incorporated by reference to Exhibit 10.6 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(11)	Incorporated by reference to Exhibit 10.7 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(12)	Incorporated by reference to Exhibit 10.8 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(13)	Incorporated by reference to Exhibit 10.9 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(14)	Incorporated by reference to Exhibit 10.10 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Irvine Sensors Corporation

(Registrant)

Date: February 21, 2006	By:	/s/ John J. Stuart, Jr.

John J. Stuart, Jr.
Chief Financial Officer (Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

2.1	Stock Purchase Agreement dated December 30, 2005 by and among the Company, Timothy Looney and Optex Systems, Inc. (1)

2.2	Buyer Option Agreement dated December 30, 2005 by and between the Company and Timothy Looney (2)

3.1	Certificate of Incorporation of the Company, as amended and currently in effect (3)

3.2	Bylaws of the Company, as amended and restated December 30, 2005 (4)

10.1	Loan and Security Agreement dated December 30, 2005 by and between the Company and Square 1 Bank (5)

10.2	Consulting Agreement by and among the Company, CTC Aero, LLC and Chris Toffales, as amended and restated December 30, 2005 (6)

10.3	Employment Agreement dated December 30, 2005 between the Company and Timothy Looney (7)

10.4	Non-Competition Agreement dated December 30, 2005 between the Company and Timothy Looney. (8)

10.5	Registration Rights Agreement dated December 30, 2005 between the Company and Timothy Looney (9)

10.6	Securities Purchase Agreement dated December 30, 2005 by and among the Company and the Purchasers listed on the signature pages thereto (10)

10.7	Form of Series 1 Senior Subordinated Secured Convertible Note and schedule of omitted material details thereto (11)

10.8	Form of Series 2 Senior Subordinated Secured Convertible Note and schedule of omitted material details thereto (12)

10.9	Form of Series 1 Warrant to Purchase Common Stock and schedule of omitted material details thereto (13)

10.10	Form of Series 2 Warrant to Purchase Common Stock and schedule of omitted material details thereto (14)

10.11	Employment Offer Letter effective as of November 14, 2005 between the Company and Dr. Joseph Carleone

10.12	Form of Letter Agreement dated December 30, 2005 between the Company and each of its directors and officers, and schedule of omitted material details thereto

10.13	Form of Letter Agreement dated December 30, 2005 between the Company and Pequot Private Equity Fund III, L.P.

10.14	Security Agreement dated December 30, 2005 between the Company and the Purchasers listed on the signature pages thereto

10.15	Subsidiary Security Agreement dated December 30, 2005 between the Company’s subsidiary Optex Systems, Inc. and the Purchasers listed on the signature pages thereto

10.16	Subsidiary Guaranty dated December 30, 2005 between the Company’s subsidiary Optex Systems, Inc. and the Purchasers listed on the signature pages thereto

10.17	Intellectual Property Security Agreement dated December 30, 2005 between the Company and Square 1 Bank

10.18	Intellectual Property Security Agreement dated December 30, 2005 between the Company’s subsidiary Optex Systems, Inc. and Square 1 Bank

10.19	Unconditional Guaranty dated December 30, 2005 between the Company’s subsidiary Optex Systems, Inc. and Square 1 Bank

10.20	Third Party Security Agreement dated December 30, 2005 between the Company’s subsidiary Optex Systems, Inc. and Square 1 Bank

10.21	Subordination Agreement dated December 30, 2005 by and among the Company, Square 1 Bank, Pequot Private Equity Fund III, L.P. and Pequot Offshore Private Equity Partners III, L.P.

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(1)	Incorporated by reference to Exhibit 2.1 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(2)	Incorporated by reference to Exhibit 2.2 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(3)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003.

(4)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(5)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(6)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(7)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(8)	Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(9)	Incorporated by reference to Exhibit 10.5 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(10)	Incorporated by reference to Exhibit 10.6 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(11)	Incorporated by reference to Exhibit 10.7 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(12)	Incorporated by reference to Exhibit 10.8 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(13)	Incorporated by reference to Exhibit 10.9 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(14)	Incorporated by reference to Exhibit 10.10 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.