Form 10-Q
period 2006-04-02
IRVINE SENSORS CORP/DE/
filed 2006-05-22
CIK 357108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2006

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

As of May 16, 2006, there were 19,709,205 shares of common stock outstanding.

IRVINE SENSORS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL PERIOD ENDED APRIL 2, 2006

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

IRVINE SENSORS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 2, 2006	October 2, 2005
Assets
Current assets:
Cash and cash equivalents	$2,035,600	$1,309,600
Restricted cash	48,300	41,200
Accounts receivable, net of allowance for doubtful accounts of $131,000 and $70,000, respectively	3,505,300	1,190,000
Unbilled revenues on uncompleted contracts	1,108,200	1,968,800
Inventory, net	6,955,000	1,164,300
Other current assets	155,400	82,500

Total current assets	13,807,800	5,756,400
Property and equipment, net	5,030,500	4,415,400
Intangible assets, net	3,352,000	1,390,300
Goodwill	8,843,200	—
Deferred costs	297,400	9,300
Deposits	117,800	81,800

Total assets	$31,448,700	$11,653,200

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,360,000	$1,746,000
Accrued expenses	2,249,800	1,049,700
Accrued estimated loss on contracts	44,800	26,200
Advance billings on uncompleted contracts	132,200	97,700
Deferred revenue	16,500	—
Line of credit	2,000,000	—
Current portion of bank note payable	1,225,000	—
Capital lease obligations – current portion	115,200	148,500

Total current liabilities	9,143,500	3,068,100
Notes payable – convertible and bank	12,593,600	—
Capital lease obligations, less current portion	82,600	81,000
Minority interest in consolidated subsidiaries	2,122,300	409,900

Total liabilities	23,942,000	3,559,000

Stockholders’ equity:
Common stock, $0.01 par value, 80,000,000 shares authorized; 19,675,500 and 18,669,700 shares issued and outstanding, respectively	196,800	186,700
Common stock warrants; 2,022,300 and 1,233,900 warrants outstanding, respectively	—	—
Unamortized employee stock bonus plan contribution	(679,400)	—
Unamortized deferred compensation	(118,500)	—
Common stock held by Rabbi Trust	(939,000)	(702,000)
Deferred compensation liability	939,000	702,000
Paid-in capital	123,614,800	119,831,100
Accumulated deficit	(115,507,000)	(111,923,600)

Total stockholders’ equity	7,506,700	8,094,200

	$31,448,700	$11,653,200

See Accompanying Condensed Notes to Consolidated Financial Statements.

IRVINE SENSORS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	April 2, 2006	April 3, 2005	April 2, 2006	April 3, 2005
Revenues:
Contract research and development revenue	$3,316,900	$5,324,400	$7,573,600	$8,949,800
Product sales	4,518,900	743,100	5,027,600	1,211,700
Other revenue	21,700	3,000	37,300	42,300

Total revenues	7,857,500	6,070,500	12,638,500	10,203,800

Cost and expenses:
Cost of contract research and development revenue	3,042,200	3,962,700	6,413,200	6,778,700
Cost of product sales	3,736,300	546,600	4,118,500	1,035,000
General and administrative expense	2,672,000	1,478,200	4,741,600	3,148,200
Research and development expense	78,400	194,200	147,800	514,600

Total costs and expenses	9,528,900	6,181,700	15,421,100	11,476,500

Loss from operations	(1,671,400)	(111,200)	(2,782,600)	(1,272,700)
Interest expense	(443,100)	(9,700)	(451,400)	(19,100)
Change in fair value of derivative instrument	(317,800)	—	(317,800)	—
Loss on disposal of assets	—	(6,300)	—	(6,300)
Interest and other income	200	5,300	1,800	8,800

Loss from continuing operations before minority interest and provision for income taxes	(2,432,100)	(121,900)	(3,550,000)	(1,289,300)
Minority interest in (profit) loss of subsidiaries	(14,800)	800	(14,500)	1,000
Provision for income taxes	(11,400)	(2,900)	(17,500)	(9,800)

Loss from continuing operations	(2,458,300)	(124,000)	(3,582,000)	(1,298,100)
Loss from operations of discontinued subsidiary	—	(10,000)	(1,400)	(12,000)

Net loss	$(2,458,300)	$(134,000)	$(3,583,400)	$(1,310,100)

Basic and diluted net loss per common share information:
From continuing operations	$(0.13)	$(0.01)	$(0.19)	$(0.07)
From operations of discontinued subsidiary	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted net loss per common share	$(0.13)	$(0.01)	$(0.19)	$(0.07)

Weighted average number of common shares outstanding	19,474,700	18,431,900	19,355,700	18,222,900

See Accompanying Condensed Notes to Consolidated Financial Statements.

IRVINE SENSORS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	26 Weeks Ended
	April 2, 2006	April 3, 2005
		(restated)
Cash flows from operating activities:
Net loss	$(3,583,400)	$(1,310,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,158,900	851,300
Non-cash imputed interest expense	243,300	—
Change in fair value of derivative instrument	317,800	—
Loss on disposal and impairment of assets	—	6,300
Non-cash employee retirement plan contributions	639,100	529,200
Minority interest in net profit (loss) of subsidiaries	14,500	(1,000)
Common stock issued to pay operating expenses	2,900	2,900
Non-cash share based compensation	295,900	—
Increase in accounts receivable	(123,400)	(592,400)
(Increase) decrease in unbilled revenues on uncompleted contracts	690,700	(806,700)
Increase in inventory	(698,400)	(74,700)
Decrease in other current assets	286,900	600
Increase in other assets	—	(100)
Increase in accounts payable and accrued expenses	174,900	839,600
Increase in accrued estimated loss on contracts	18,600	57,100
Increase (decrease) in advance billings on uncompleted contracts	204,500	(8,100)
Increase in deferred revenue	16,500	111,600
Increase (decrease) in net assets of discontinued operations	(7,900)	13,800

Total adjustments	3,234,800	929,400

Net cash used in operating activities	(348,600)	(380,700)

Cash flows from investing activities:
Acquisition of 70% of Optex Systems, Inc.	(14,738,100)	—
Capital facilities and equipment expenditures	(913,200)	(806,400)
Acquisition of patents	(106,200)	(61,700)
(Increase) decrease in restricted cash	(7,100)	3,400
Net cash used in investing activities of discontinued operations	—	—

Net cash used in investing activities	(15,764,600)	(864,700)

Cash flows from financing activities:
Proceeds from issuance of convertible debt and common stock warrants	9,776,100	—
Proceeds from bank term loan	4,695,800	—
Proceeds from revolving line of credit	1,919,300	—
Proceeds from options and warrants exercised	525,200	223,400
Principal payments of capital leases	(77,200)	(65,700)
Net cash provided by financing activities of discontinued operations	—	—

Net cash provided by financing activities	16,839,200	157,700

Net increase (decrease) in cash and cash equivalents	726,000	(1,087,700)
Cash and cash equivalents at beginning of period	1,309,600	2,064,100

Cash and cash equivalents at end of period	$2,035,600	$976,400

Noncash investing and financing activities:
Debt issue costs incurred in connection with the Optex Acquisition	$321,700	—
Success fee payable in connection with the Optex Acquisition	$500,000	—
Equipment financed with capital leases	$45,200	$78,000
Supplemental cash flow information:
Cash paid for interest	$121,300	$19,100

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

The consolidated financial information as of April 2, 2006 and April 3, 2005 included herein is unaudited but includes all normal recurring adjustments which, in the opinion of management of the Company, are necessary to present fairly the consolidated financial position of the Company at April 2, 2006, the results of its operations for the 13-week and 26-week periods ended April 2, 2006 and April 3, 2005, and its cash flows for the 26-week periods ended April 2, 2006 and April 3, 2005. As discussed in Note 2, the Company purchased a 70% ownership interest in Optex Systems, Inc. (“Optex”) on December 30, 2005 (the “Initial Acquisition”). The assets and liabilities of Optex included in the accompanying consolidated balance sheet at April 2, 2006 reflect the determination of the fair value of the net assets acquired, with the excess of the purchase price reported as goodwill. The consolidated financial information as of October 2, 2005 included herein has been derived from the Company’s audited consolidated financial statements as of, and for the year ended, October 2, 2005.

Summary of Significant Accounting Policies

Company Operations. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company generated net losses of $1,796,500 and $3,583,400 in fiscal 2005 and the 26-week period ended April 2, 2006, respectively. The Initial Acquisition brought a substantial backlog for future sales of products that is expected to contribute positive cash flow from operations to the Company for the balance of the 52 week period ending October 1, 2006 (“fiscal 2006”) and thereafter. Furthermore, in connection with the Initial Acquisition, the Company obtained a $2,000,000 revolving line of credit to address its working capital requirements. As a result of the Initial Acquisition and related financing, the Company had working capital of $4,664,300 at April 2, 2006, which management believes will be adequate to meet the liquidity requirements of the Company’s operating plan for at least the next twelve months. At April 2, 2006, the Company had total stockholders’ equity of $7,506,700.

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

Consolidation. The consolidated financial statements include the accounts of ISC and its subsidiaries, Optex, MicroSensors, Inc. (“MSI”), RedHawk Vision Systems, Inc. (“RedHawk”), iNetWorks Corporation, 3D Microelectronics, Inc. and 3D MicroSystems, Inc. Novalog, Inc., a subsidiary of the Company, ceased operations late in fiscal 2005 and is reported as discontinued operations. 3D Microelectronics and 3D Microsystems were shell corporations with no material assets, liabilities or operations that were dissolved in February 2006. All significant intercompany transactions and balances have been eliminated in the consolidation.

Fiscal Periods. The Company’s fiscal year ends on the Sunday nearest September 30. Fiscal 2005 ended on October 2, 2005 and included 52 weeks. Fiscal 2006 will also include 52 weeks and will end on October 1, 2006. The Company’s second quarter of fiscal 2006 was the 13 weeks ended April 2, 2006.

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

During the 26 weeks ended April 2, 2006, the Company’s accrued estimated loss on contracts increased $18,600, from $26,200 to $44,800. This increase reflects a change in the Company’s aggregate estimate (excluding contingencies), which management believes reflects ETCs for contracts in progress based on their completion status at April 2, 2006 and current and future technical requirements under the program contracts.

Revenues. Approximately 60% of the Company’s total revenues during the first 26 weeks of fiscal 2006 were derived from contracts to develop prototypes and provide research, development, design, testing and evaluation of complex detection and control defense systems. The Company’s research and development contracts are usually cost reimbursement plus fixed fee, fixed price level of effort or occasionally firm fixed price. The Company’s cost reimbursement plus fixed fee contracts require the Company’s good faith performance of a statement of work within overall budgetary constraints, but with latitude as to resources utilized. The Company’s fixed price level of effort contracts require the Company to deliver a specified number of labor hours in the performance of a statement of work. The Company’s firm fixed price contracts require the Company to deliver specified items of work independent of resources utilized to achieve the required deliverables. Revenues for all types of contracts are recognized as costs are incurred and include applicable fees or profits primarily in the proportion that costs incurred bear to estimated final costs. Costs and estimated earnings in excess of billings under government contracts are accounted for as unbilled revenues on uncompleted contracts and are stated at estimated realizable value.

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

Approximately 40% of the Company’s total revenues during the first 26 weeks of fiscal 2006 were derived from product sales consisting primarily of sales of optical equipment by Optex and, to a lesser degree, shipments of stacked chip products, largely memory stacks, and miniaturized camera products, including both infrared viewers and visible spectrum cameras. Production orders for the

Company’s products are generally priced in accordance with the Company’s established price list. Optex’s products are largely shipped both to U.S. military agencies and to prime contractors to those agencies. Memory stack products and visible spectrum cameras are primarily shipped to original equipment manufacturers (“OEMs”). Infrared viewers are system level products that are primarily intended to be shipped to end user customers, initially for military applications. Revenues are recorded when products are shipped. Terms are FOB shipping point.

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

Inventory. Product inventory is valued at the lower of cost or market. Cost of the Company’s product inventory, other than that of Optex, is determined by the average cost method, which reflects a change in accounting principle adopted in August 2005 and which has been applied to product inventory valuations commencing in the fourth quarter of fiscal 2005. Prior to that time, the Company utilized the first-in, first-out method for valuation of such product inventory. The effect of this changed accounting principle was not material. Optex inventory is valued on the first-in, first-out basis and includes direct material and labor costs as well as manufacturing overhead costs allocated based on direct labor dollars. Inventories are reviewed quarterly to determine salability and obsolescence. A reserve is established for slow moving and obsolete product inventory items. In addition, marketing of probable new research and development contracts under specific government budgets and programs is facilitated by the capitalization of material, labor and overhead costs that are recoverable under such contracts. Due to the uncertain timing of such contract awards, the Company maintains significant reserves for this inventory to avoid overstating its value. (See Note 7).

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

Deferred Costs. In order to finance the Initial Acquisition, on December 30, 2005 the Company entered into a securities purchase agreement with two accredited institutional investors which raised gross proceeds of $10 million, and into a loan and security agreement with a bank for a term loan of $4.9 million. In connection with the financing, the Company was charged debt-issuance costs of $321,700. The debt-issuance costs are presented as deferred costs within the accompanying consolidated balance sheet as of April 2, 2006, net of accumulated amortization of $24,300. Those deferred costs will be amortized to interest expense using the effective interest method over the respective terms of each financing agreement. See Note 2 for a detailed discussion of the Initial Acquisition.

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

The Company calculates stock-based compensation by estimating the fair value of each option using the Black-Scholes option pricing model. The Company’s determination of fair value of share-based payment awards are made as of their respective dates of grant using the option pricing model and is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behavior. The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, the existing valuation models may not provide an accurate measure of fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS No. 123(R) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. The calculated compensation cost is recognized on a straight-line basis over the vesting period of the option.

The Company issues stock options to employees and outside directors whose only condition for vesting are continued employment or service during the related vesting period. Typically, the vesting period is four years for employee awards, and immediate vesting for directors, although awards are sometimes granted with two year vesting periods.

During the 13-week and 26-week periods ended April 2, 2006, the Company granted options to purchase 25,000 and 105,000 shares of its common stock, respectively, with a weighted average exercise price of $3.08 and $2.47 per share, respectively, and a weighted average fair value of $1.84 and $1.53 per share, respectively. All grants were made at exercise prices equal to the closing price of the Company’s common stock as reported by the Nasdaq Capital Market at the respective dates of grant. Previously granted options to purchase 436,200 shares of the Company’s common stock with a weighted average exercise price of $2.18 per share and a weighted average fair value of $0.81per share were unvested as of the implementation date of SFAS No. 123(R). Compensation expense resulting from amortization of the newly granted options and all unvested options at the implementation date during the 13-week and 26-week periods ended April 2, 2006 was calculated to be $147,500 and $295,900, respectively, of which $85,300 and $143,100, respectively, was charged to cost of contract research and development, and $63,100 and $152,800, respectively, was charged to general and administrative expense during such periods.

Prior to the adoption of SFAS No. 123(R), tax benefits of deductions resulting from the exercise of stock options, if any, were presented as operating cash flows in the statement of cash flows. SFAS No. 123(R) requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. There are no tax benefits resulting from the exercise of stock options for the 13-week and 26-week periods ended April 2, 2006.

SFAS No. 123(R) requires the Company to continue to provide the pro forma disclosure required by SFAS 123 for all periods presented in which share-based payments to employees are accounted for under APB Opinion No. 25. The following table illustrates the effect on net loss and loss per share for the 13-week and 26-week periods ended April 3, 2005, as restated, and as if the Company’s stock-based compensation had been determined based on the fair value at the grant dates for awards made prior to fiscal 2006, under those plans and consistent with SFAS No. 123(R).

	13 weeks ended	26 weeks ended
	April 3, 2005	April 3, 2005
	(restated)
Net loss, as reported	$(134,000)	$(1,310,100)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(929,400)	(983,800)

Pro forma net loss	$(1,063,300)	$(2,293,900)

Net loss per share:
Basic and diluted, as reported	$(0.01)	$(0.07)

Basic and diluted, pro forma	$(0.06)	$(0.12)

The tabular presentation above includes a correction to the stock-based compensation expense to reflect the vesting period allocation method as opposed to a lifetime-of-option allocation method erroneously used in the Company’s Quarterly Reports on Form 10-Q for the 13-week period ended January 2, 2005 and the 13-week period ended April 3, 2005. This correction increased the pro-forma compensation expense for the 13-week period ended April 3, 2005 by $817,300 from the previously reported $112,100, and consequently increased the pro forma basic and diluted loss per share by $.05 from the previously reported loss per share of $(0.01). This correction also increased the pro-forma compensation expense for the 26-week period ended April 3, 2005 by $766,500 from the previously reported $217,300, and consequently increased the pro forma basic and diluted loss per share by $.04 from the previously reported loss per share of $(0.07).

The fair value of each option grant shown in the tabular presentation was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants issued during the 13-week and 26-week periods ended April 2, 2006 and April 3, 2005.

	13 Weeks Ended April 3, 2005	26 Weeks Ended April 3, 2005
Risk free interest rate	3.09% - 3.22%	3.09% - 3.85%
Expected life	1 - 2 years	1 - 4 years
Expected volatility	70.5% - 77.1%	70.5% - 71.1%
Expected dividend yield	None	None

As a result of adopting SFAS No. 123(R) on October 3, 2005, the Company’s loss from continuing operations before minority interest and provision for income taxes and net loss for the 13-week and 26-week periods ended April 2, 2006 is $147,500 and $295,900 greater, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted net loss per share for the 13-week and 26-week periods ended April 2, 2006 would have been $0.12 and $0.17, respectively, if the Company had not adopted SFAS No. 123(R), compared to reported basic and diluted net loss per share of $0.13 and $0.19, respectively.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants issued during the 13-week and 26-week periods ended April 2, 2006 and April 3, 2005.

	13 Weeks Ended April 2, 2006	26 Weeks Ended April 2, 2006
Risk free interest rate	4.35%	4.33% - 4.35%
Expected life	5 years	5 years
Expected volatility	67.8%	67.8%
Expected dividend yield	None	None

There were no option grants by subsidiaries during the 13-week and 26-week periods ended April 2, 2006 and April 3, 2005.

Expected life of the options granted during the 13-week period ended April 2, 2006 is computed using the mid-point between the vesting period and contractual life of the options granted (the “simplified method”) as permitted by Staff Accounting Bulletin No. 107. Expected volatilities are based on the historical volatility of the Company’s stock and other factors.

The following table summarizes stock options outstanding as of April 2, 2006 as well as activity during the 26-week period then ended:

	Shares	Weighted- Average Exercise Price
Outstanding at October 2, 2005	5,123,047	$2.38
Granted	105,000	$2.47
Exercised	(120,100)	$1.60
Forfeited	(113,399)	$2.33

Outstanding at April 2, 2006	4,994,548	$2.40

Exercisable at April 2, 2006	3,718,975	$2.49

At April 2, 2006, the weighted-average remaining contractual life of options outstanding and exercisable was 8.0 years and 8.4 years, respectively.

The total amount of compensation expense related to non-vested awards not yet recognized at April 2, 2006 was $181,300 and, assuming the optionees continue to be employed by the Company, that amount will be recognized as compensation expense as follows:

FY 2006	$82,600
FY 2007	71,200
FY 2008	21,900
FY 2009	5,400
FY 2010	200

Total	$181,300

However, such amounts do not include the cost of new options that may be granted in future periods nor any changes in the Company’s forfeiture percentage.

At April 2, 2006, the aggregate intrinsic value of unvested options outstanding and options exercisable was $187,000 and $1,386,400, respectively. (The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.) The weighted-average grant date fair value of stock options granted during the 13-week and 26-week periods ended April 2, 2006 was $1.84 and $1.53, respectively. The intrinsic value of stock options exercised during the 13-week and 26-week periods ended April 2, 2006 was $102,600 and $164,800, respectively.

Software Development and Purchased Software. At April 2, 2006, the Company had capitalized software of approximately $504,000, net of accumulated amortization of $1,695,300. The Company capitalized software in accordance with Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires that certain costs incurred, either from internal or external sources, be capitalized as part of intangible assets and amortized on a straight-line basis over the useful life of the software. Planning, training, support and maintenance costs incurred either prior to or following the implementation phase are recognized as expense in the period in which they occur. The Company evaluates the carrying values of capitalized software to determine if the carrying values are impaired, and, if necessary, the Company would recognize an impairment loss in the period in which the impairment occurred.

Goodwill and Other Intangible Assets. Goodwill represents the cost of acquired businesses in excess of fair value of the related net assets at acquisition. (See also Note 2). The Company does not amortize goodwill, but tests it annually for impairment using a fair value approach. The Company amortizes the cost of other intangibles over their estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. The identified amortizable intangible assets at April 2, 2006 derived from the Initial Acquisition of Optex consisted of non-competition agreements and customer backlog, with useful lives ranging from two to eight years. (See Note 2). Intangible assets with indefinite lives are tested annually for impairment and written down to fair value as required. The Company’s other intangible assets with definite lives at April 2, 2006 consist principally of patents and trademarks related to the Company’s various technologies. Capitalized costs include amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of patent and trademark applications. These assets are amortized on a straight-line method over their estimated useful life of ten years.

Tangible Long-Lived Assets. The Company frequently monitors events or changes in circumstances that could indicate that the carrying amount of tangible long-lived assets to be held and used may not be recoverable. The determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. When impairment is indicated for a tangible long-lived asset, the amount of impairment loss is the excess of net book value of the asset over its fair value. Tangible long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. At April 2, 2006, management believed no indications of impairment existed.

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

Fair Value of Financial Instruments. Financial instruments include cash and cash equivalents, accounts receivable and payable, other current liabilities and long term debt. The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable and payable and other current liabilities approximate fair value due to the short-term nature of these items. In order to finance the Initial Acquisition of Optex, on December 30, 2005, the Company entered into a securities purchase agreement with two accredited institutional investors which raised gross proceeds of $10 million (See Note 3) and a loan and security agreement with Square 1 Bank, pursuant to which the Company closed a four-year $4.9 million term loan. This term loan contains a loan payoff success fee. (See Note 4). Certain warrants (the “Series 1 Warrants”) issued pursuant to the securities purchase agreement, and the term loan payoff success fee, must be accounted for as derivative liabilities subject to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”), and related accounting pronouncements. Accordingly, the Company has bifurcated the term loan payoff success fee and recorded a separate liability at its fair value at date of issue, which was determined using an option-pricing model.

The Company had initially accounted for the Series 1 Warrants instrument as a separate liability at its fair value at date of issue, but has reclassified the fair value of the Series 1 Warrants to additional paid-in capital as of April 2, 2006 as a result of an amendment to the securities purchase agreement that was effective March 31, 2006. (See also Note 3). The effect of bifurcating the fair values of the Series 1 Warrants and the conversion options of the Series 1 Notes from the securities purchase agreement, and the change in fair values of those financial instruments derived from the amendment to the securities purchase agreement resulted in a net discount to be recorded against the Series 1 Note. The discount will be amortized as additional interest expense using the effective interest method over the remaining term of the Series 1 Note.

Concentration of Credit Risk. The Company had cash deposits at U.S. banks and financial institutions, which exceeded federally insured limits at April 2, 2006. The Company is exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institution; however, the Company does not anticipate non-performance.

Intercompany Corporate Cost Allocation. In accordance with government contracting regulations, the Company is required to allocate some portion of its corporate general and administrative expense to operating subsidiaries, such as Optex. The Company has initially elected to use a recognized government contract allocation methodology to satisfy this requirement in which the proportional contribution of Optex to the Company’s total revenues, payroll expense and net book value of tangible assets has determined a percentage of corporate general and administrative expense for allocation to Optex. This percentage allocation will be re-assessed at each reporting period according to this allocation methodology unless and until adequate historical information becomes available which may allow for alternative allocation methodologies to be used. This allocation impacts both the Company’s recovery of its indirect expenses through its cost-reimbursement contracts as well as the determination of income or loss from minority interests of Optex.

Reclassifications. Certain reclassifications have been made to the fiscal 2005 interim financial statements to conform to the current year presentation.

Derivatives. A derivative is an instrument whose value is “derived” from an underlying instrument or index such as a future, forward, swap, or option contract, or other financial instrument with similar characteristics, including certain derivative instruments embedded in other contracts (“embedded derivatives”) and for hedging activities. As a matter of policy, the Company does not invest in separable financial derivatives or engage in hedging transactions. However, the Company has recently entered into a complex transaction to finance an acquisition in which certain features of the financing instruments have resulted in the instruments being deemed derivatives or containing embedded derivatives. The Company may engage in other complex transactions in the future. Derivatives and embedded derivatives, if applicable, are measured at fair value and marked to market through earnings, as required by SFAS 133. However, such new and/or complex instruments may have immature or limited markets.

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

In November 2005, the Financial Accounting Standards Board (FASB) issued FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP 115-1 and 124-1”), which clarifies when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 and 124-1 are effective for all reporting periods beginning after December 15, 2005. The Company does not anticipate that the implementation of these statements will have a significant impact on its financial position or results of operations.

In September 2005, the FASB issued EITF Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counter-party (“EITF 04-13”). The issue provided guidance on the circumstances under which two or more inventory transactions with the same counter-party should be viewed as a single non-monetary transaction within the scope of APB Opinion No. 29, Accounting for Non-monetary Transactions. The issue also provided guidance on circumstances under which non-monetary exchanges of inventory within the same line of business should be recognized at fair value. EITF 04-13 will be effective for transactions completed in reporting periods beginning after March 15, 2006. The Company does not anticipate that the implementation of this EITF will have a significant impact on its financial position or results of operations.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing and (or) method of settlement. The Company is required to adopt Interpretation No. 47 by the end of fiscal 2006. The Company does not anticipate that the implementation of Interpretation No. 47 will have a significant impact on its financial position or results of operations.

Note 2 – Initial Acquisition of Optex Systems, Inc.

On December 30, 2005, the Company entered into an agreement with Optex and Timothy Looney, President and sole shareholder of Optex, pursuant to which the Company purchased 70% of the issued and outstanding common stock of Optex (the “Initial Acquisition”), thereby becoming its majority shareholder. Optex is a manufacturer of optical systems and components, largely for military applications.

Since the Initial Acquisition closed at the end of the last business day of the first fiscal quarter, revenue and expenses of Optex are only included in the Company’s Consolidated Statement of Operations for the subsequent 13-week period ended April 2, 2006. The transaction is reported in the Company’s Consolidated Balance Sheet as of April 2, 2006 and the Company’s Consolidated Statement of Cash Flows for the 26 weeks ended April 2, 2006. Concurrent with the Initial Acquisition, the Company and Mr. Looney also entered into an agreement whereby the Company will issue shares of its common stock to purchase the remaining 30% of the issued and outstanding common stock of Optex if such issuance is approved by the Company’s stockholders.

In consideration for the Initial Acquisition, the Company made an initial cash payment of $14.0 million. An additional cash payment of $64,200 in consideration of the excess book value acquired over the target net book value specified in the stock purchase agreement was accrued in March 2006 and paid in April 2006 after completion of the audit of the financial statements of Optex for the fiscal year ended December 31, 2005. Mr. Looney also has the potential to receive up to an aggregate of $4.0 million in a cash earnout based upon the percentage of net cash flow generated from the Optex business for each of the next three fiscal years. Upon approval of the Company’s stockholders, the Company will issue Mr. Looney 2,692,308 shares of common stock as consideration for the purchase of the remaining 30% of the issued and outstanding common stock of Optex. The Company is required to file a registration statement covering the potential resale of those shares by Mr. Looney, should their issuance be approved by the Company’s stockholders.

The Company made an allocation of the purchase price consideration for the Initial Acquisition among tangible and intangible assets acquired and liabilities assumed based upon the results of an audit of Optex, together with estimates of fair value as of December 30, 2005 determined by management with the assistance of independent valuation specialists. The excess of the purchase price over such values in the accompanying consolidated balance sheet at April 2, 2006 is presented as goodwill.

The following table sets forth the allocation of the purchase price consideration for the Initial Acquisition.

Assets:
Current assets		$7,438,000
Identifiable intangible assets		2,226,000
Other non-current assets		455,100

Total assets		10,119,100

Liabilities:
Current liabilities		2,234,000

Total Net Assets		7,885,100

Less: Minority interest – 30%		1,697,800

Acquired net assets		6,187,300
Purchase Price
Payment to seller	$14,000,000
Direct acquisition costs	1,030,500

		15,030,500

Excess purchase price reported as goodwill		$8,843,200

Included in the direct acquisition costs noted above is a $500,000 success fee and approximately $20,300 of due diligence fees and expenses incurred by Chris Toffales, a related party by virtue of his position as one of the Company’s directors. (See also Note 12).

Identifiable intangible assets include non-competition agreements and customer backlog, and will be amortized over respective estimated useful lives as follows:

Useful Life
Non-competition agreement	2
Contractual backlog	2
Program backlog	8

The amortization of identifiable intangible assets associated with the Initial Acquisition in the 13-week period ended April 2, 2006 was $177,800.

The following unaudited pro forma financial information for the 13-week and 26-week periods ended April 2, 2006 and April 3, 2005 reflect adjustments prepared as if the Initial Acquisition had occurred on October 3, 2004, rather than on December 30, 2005. The pro forma financial information is presented for information purposes only. Such information is based upon the standalone historical results of each company and does not reflect the actual results that would have been reported had the Initial Acquisition been completed when assumed, nor is it indicative of the future results of operations for the combined enterprise.

	13 Weeks Ended		26 Weeks Ended
	April 2, 2006	April 3, 2005	April 2, 2006	April 3, 2005
Total revenues	$7,857,500	$10,782,700	$17,843,200	$18,854,700
Costs and expenses	9,528,900	10,405,800	21,161,300	18,878,100

Income/(loss) from operations	(1,671,400)	376,900	(3,880,400)	(23,400)
Minority interest	(14,800)	(233,900)	24,400	(374,200)
Net income/(loss)	$(2,458,300)	$143,000	$(3,857,700)	$(997,700)

Basic income/(loss) per share	$(0.13)	$0.01	$(0.20)	$0.05

Diluted income/(loss) per share	$(0.13)	$0.01	$(0.20)	$0.05

Included in Optex’s results of operations for the 26-week period ended April 2, 2006 are acquisition related costs of approximately $1,055,000, of which approximately $730,000 relate to bonuses and fees to settle former partnerships, and approximately $325,000 paid for acquisition related legal services. Had Optex not incurred such costs, the pro forma combined loss from continuing operations for the 26-week period ended April 2, 2006 would be $2,802,700, resulting in a basic and diluted loss per share of $0.14.

Note 3 – Convertible Debt and Common Stock Warrants

In order to finance the Initial Acquisition of Optex, on December 30, 2005, the Company entered into a securities purchase agreement with two accredited institutional investors which raised gross proceeds of $10 million, pursuant to which the Company issued senior subordinated secured convertible notes in the original aggregate principal amount of $10.0 million (the “Notes”) and issued four-year warrants to the institutional investors to purchase an aggregate of 1,346,154 shares of the Company’s common stock at an exercise price of $3.10 per share (the “Warrants”). The Notes were issued in two series, both of which bear interest at 3.5% per annum, which rate is subject to potential reduction over time. The first series of Notes (“Series 1 Notes”), with an aggregate face amount of $7,445,500, is repayable in quarterly interest-only payments commencing March 31, 2006 through December 30, 2007, and subsequent equal monthly principal installments plus interest over a period ending December 30, 2009, and the second series of Notes (“Series 2 Notes”), with an aggregate face amount of $2,554,500, is repayable in quarterly interest-only payments commencing March 31, 2006 through December 30, 2007 with the principal amount due on December 30, 2007. The principal and interest under the Notes is convertible into shares of unregistered common stock at a conversion price per share of $2.60 and the Warrants are exercisable for shares of unregistered common stock at an exercise price per share of $3.10, subject to adjustment for stock splits, stock dividends, recapitalizations and the like and for certain price dilutive issuances. Subject to certain conditions and limitations, the principal and interest under the Notes may be paid with shares of unregistered common stock. The conversion and exercise of the Notes and Warrants into an aggregate number of shares of common stock exceeding 19.99% of the Company’s outstanding common stock is subject to approval of the Company’s stockholders. If stockholder approval is not obtained, the Series 2 Notes will not be convertible into common stock and Warrants to purchase 343,876 shares of the Company’s common stock will be cancelled.

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

Because the number of shares issuable under conversion of the Series 1 Notes is subject to adjustment for certain price dilutive issuances, the Notes do not qualify as “conventional convertible” instruments as such term is defined in the accounting literature. Additionally, the securities purchase agreement under which the Notes and Warrants were issued requires the Company to maintain an effective registration statement for the sale of unregistered shares of Company common stock received by the holders of the Notes and Warrants pursuant to Note conversions, payment of interest on the Notes, and exercise of the Warrants. Initially, should the Company have failed to comply with this requirement, the Company was required to pay the Notes holders, in cash, a liquidated damages fee of 2% of the purchase price of the Notes each month. As a result, and because stockholders had not yet approved the issuance of shares of Common Stock for the conversion and/or exercise of the Series 2 Notes and Series 2 Warrants, the maximum potential liquidated damages penalty payable in cash was greater than the difference in fair value between registered and unregistered shares. This situation constituted a potential uneconomic settlement alternative whereby the Company could have been required to settle the embedded conversion option contained in the Series 1 Notes and the Series 1 Warrants for cash, and, as a result, both the embedded conversion option in the Series 1 Notes and the Series 1 Warrants were accounted for as derivative liabilities subject to SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and related accounting pronouncements. Accordingly, the Company bifurcated the embedded conversion option and the Series 1 Note and recorded the embedded conversion option as a separate liability at its fair value at date of issue, which was determined using an option-pricing model. The Company also accounted for the Series 1 Warrants instrument as a separate liability at its fair value at date of issue, which was determined using an option pricing model. Pursuant to SFAS 133, both of these derivative liabilities were required to be adjusted to current market value at each reporting date, with the offsetting adjustment recorded through earnings.

The following table reflects the changes in market value of derivative liabilities that result in losses recorded in earnings during the 13-week period ended April 2, 2006

	Conversion option embedded in the Series 1 Note Payable	Warrants issued in connection with the Series 1 Note Payable
Market value as of January 1, 2006	$3,980,500	$1,313,000
Change in market value	257,700	60,100

Market value as of March 31, 2006	$4,238,200	$1,373,100

On March 31, 2006, the registration rights covenant contained in the securities purchase agreement with accredited investors was amended to eliminate the liquidated damages feature that had caused the conversion feature of the Series 1 Notes to be deemed to be an embedded derivative. As a result, the Company ceased accounting for the embedded conversion option in the Series 1 Notes as a separate liability subject to SFAS 133 effective March 31, 2006, and the Company will no longer be required to adjust the carrying value of either the embedded conversion option or the Series 1 Warrants to current market value at each reporting date, with the offsetting adjustment recorded through earnings.

Because the Series 1 Warrant will no longer be accounted for as a derivative liability subject to SFAS 133, the fair value of that instrument has been recorded as additional paid in capital as of March 31, 2006. In addition, because the embedded conversion option will also no longer be accounted for as a derivative liability subject to SFAS 133, the fair value of that financial instrument as of March 31, 2006 has been aggregated with the proceeds allocated to the Series 1 Note as follows:

Series 1 Note Payable
Proceeds from the securities purchase agreement allocated to the Series 1 Note payable as of January 1, 2006	$2,152,000
Imputed interest expense incurred during the 13-week period ended April 2, 2006 related to discounts recorded against the Series 1 note	170,800
Market value of the conversion option as of March 31, 2006	4,238,200

Proceeds from the securities purchase agreement allocated to the Series 1 Note payable as of April 2, 2006	$6,561,000

Set forth below are the components of the Notes at April 2, 2006:

April 2, 2006
Series 1 Notes payable – face amount of $7,445,500 payable in quarterly interest only payments commencing March 31, 2006 through December 31, 2007, and subsequent equal monthly principal installments plus interest at a face rate of 3.5% over a period ending December 30, 2009	$7,445,500

Series 2 Notes payable – face amount of $2,554,500 payable in quarterly interest only payments at a face rate of 3.5% Commencing March 31, 2006 through December 31, 2007, with the principal amount due on December 31, 2007. The note has an effective interest rate of 3.5%	2,554,500

Less: Discount related to warrants issued in securities purchase agreement together with Series 1 Note payable	(1,373,100)

Add: Premium on issuance of Series 1 Note Payable as a result of accounting for the conversion option imbedded in the Series 1 Note Payable, and the Warrants issued in the securities purchase agreement as a derivative liabilities for the 13-week period ended April 2, 2006	488,600

$9,115,500

Note 4 – Bank Debt

As an additional source of financing for the Initial Acquisition of Optex, on December 30, 2005, the Company entered into a loan and security agreement (the “Loan Agreement”) with Square 1 Bank, pursuant to which the Company closed a four-year $4.9 million term loan (the “Term Loan”) and established a $2.0 million revolving credit facility (the “Credit Facility”), of which $2.0 million was drawn down on December 30, 2005 for general working capital purposes. The Loan Agreement with this bank provides that the aggregate amount borrowed under both the Term Loan and the Credit Facility shall not exceed $7.0 million. The Company’s obligations under the Loan Agreement are secured by a first priority lien on all or substantially all of the Company’s assets, the assets of Optex and the capital stock of Optex acquired by the Company. The Term Loan must be repaid in 48 equal monthly installments commencing on January 31, 2006, and is subject to acceleration upon the occurrence of certain events of default. On the earlier of the end of the Loan Agreement term or repayment in full of the Term Loan, the Company is required to pay Square 1 Bank a loan payoff success fee equal to the greater of 50 basis points on the amount of the Term Loan funded and an amount calculated based on the spread in the trailing 90-day average closing market price of 84,860 shares of the Company’s common stock between the date of the Term Loan funding and the date of the loan payoff (the “Loan Payoff Fee”). At the Company’s option, but subject to stockholder approval, the Loan Payoff Fee may be paid by issuing Square 1 Bank a four-year warrant to purchase up to an aggregate of 84,860 shares of unregistered common stock at an exercise price per share of $3.10. The Loan Payoff Fee must be accounted for as a derivative financial instrument subject to SFAS 133 and related accounting pronouncements. Accordingly, the Company has bifurcated the embedded Loan Payoff Fee and recorded the Loan Payoff Fee as a separate liability at its fair value at date of issue, which was determined using an option-pricing model. Pursuant to SFAS 133, this derivative liability will be adjusted to current market value at each reporting date, with the offsetting adjustment recorded through earnings.

The Term Loan bears interest at the prime rate plus a varying percentage between 1.50% and 2.50% based upon a debt service coverage ratio, and advances under the Credit Facility bear interest at 1.00% above the prime rate. The Loan Agreement includes affirmative covenants and default provisions, as well as negative covenants that prohibit a variety of actions without the lender’s approval. In March 2006, the Company renegotiated the covenants in the Loan Agreement to cure a default, and the Company was in compliance with the terms of the Loan Agreement at April 2, 2006.

Set forth below are the components of the Loan Agreement at April 2, 2006:

April 2, 2006
Term Loan – Balance of $4,900,000 principal payable in equal monthly installments plus interest at face rate of 2.5% over prime (as of April 2, 2006, the prime rate was 7.75%) over a period ending December 30, 2009	$4,819,400

Less: Discount related to loan Payoff Fee embedded in the Term Loan, stated at fair value	(116,300)

$4,703,100

Less: Current portion of Term Loan	1,225,000

Term Loan payable – long term	$3,478,100

Note 5 – Common Stock, Stock Option Plans, Employee Retirement Plan and Deferred Compensation Plan

During the 26-week period ended April 2, 2006, the Company issued an aggregate of 1,005,700 shares of common stock in various transactions. Of this amount, 334,000 shares of common stock were issued for cash, realizing aggregate gross proceeds of $525,100, and 671,700 shares were issued in non-cash transactions, largely in connection with contributions to certain of the Company’s benefit plans in the aggregate amount of $1,599,700. These transactions are separately discussed below.

Cash Common Stock Transactions. Of the 334,000 shares issued for cash during the 26-week period ended April 2, 2006, 213,900 shares of common stock were issued for gross proceeds of $331,600 pursuant to the exercise of outstanding warrants. The remaining 120,100 shares of common stock issued for cash were issued as a result of the exercise of stock options during the same 26-week period, realizing gross proceeds of $193,600.

Non-Cash Common Stock Transactions. The 671,700 shares of common stock issued during the 26-week period ended April 2, 2006 in non-cash transactions were issued in the following amounts: (1) 505,600 shares were issued to effectuate an aggregate of $1,200,000 of non-cash contributions by the Company to the Company’s employee retirement plan, the Cash or Deferred & Stock Bonus Plan (“ESBP”), for fiscal 2006; (2) 100,000 shares were issued to make a $237,000 non-cash contribution by the Company to the Company’s Non-Qualified Deferred Compensation Plan for fiscal 2006; (3) 40,000 shares were issued in connection with a litigation settlement accrued in fiscal 2005; (4) 24,831 shares were issued to retire interest in the amount of $65,100 due on Series 1 Notes; and (5) 1,300 shares were issued by the Company as bonus stock to certain non-officer employees in consideration for past services rendered to the Company valued in the aggregate at $2,800. Of the fiscal 2006 contributions to the Company’s ESBP and Non-Qualified Deferred Compensation Plan, $639,100 was expensed through April 2, 2006 and the $797,900 balance is expected to be expensed during the balance of fiscal 2006. The value of these non-cash issuances of common stock was based on the closing sales price of the Company’s common stock as reported by the Nasdaq Capital Market on the dates that the various transactions were authorized by the Company’s Board of Directors.

Stock Incentive Plan. At the Company’s Annual Meeting of Stockholders in March 2005, the Company’s stockholders approved an amendment to the Company’s 2003 Stock Incentive Plan, as amended (the “2003 Plan”), to increase the number of shares of the Company’s common stock available for issuance pursuant to options or restricted stock grants under the 2003 Plan from an aggregate of 2,400,000 shares to an aggregate of 4,900,000 shares. Under the 2003 Plan, options and restricted stock may be granted to the Company’s employees, directors and bona fide consultants.

Employee Stock Benefit Plan. In October 2005, the Board of Directors authorized the Company to make a contribution to the Company’s ESBP in the amount of $1,000,000, which represented a contribution for fiscal 2006 equal to approximately 9.4% of the Company’s expected gross salary and wages of its employees for fiscal 2006 prior to the effects of the Optex acquisition. In December 2005, the Board of Directors authorized the Company to make an additional contribution to the Company’s ESBP in the amount of $200,000, which adjusted the aggregate contribution for fiscal 2006 to approximately 9.7% of the Company’s expected gross salary and wages for fiscal 2006 for its employees (including those of Optex) after giving effect to the Initial Acquisition of Optex. Historically, the Company has made contributions to the ESBP of approximately 10% or more of gross salary and wages in each fiscal year. The Board of Directors may make an additional contribution to the ESBP later in fiscal 2006 to achieve at least this historical level once expected gross salary and wages for fiscal 2006 are known more precisely. As has generally been the Company’s prior practice, the $1,200,000 aggregated contribution for fiscal 2006 was made in shares of the Company’s common stock valued at the closing sales price of the Company’s common stock as reported by the Nasdaq Capital Market on the date that the contributions were authorized by the Board of Directors. Of the fiscal 2006 contributions, $520,600 was amortized in the 26-week period ended April 2, 2006. The $679,400 portion of the fiscal 2006 contribution that had not been amortized at April 2, 2006 has been recorded as a prepaid ESBP contribution in equity and will be amortized over the remaining two quarters of fiscal 2006. Pursuant to the ESBP provision, vesting requirements are met as services are performed and fulfilled at each fiscal year end.

Deferred Compensation Plan. The Company maintains a deferred compensation plan, the Non-Qualified Deferred Compensation Plan, for certain key employees with long-term service with the Company. Annual contributions of common stock of the Company are made to a Rabbi Trust under such plan to be held for the benefit of the deferred compensation plan participants. In October 2005, the Board of Directors authorized the fiscal 2006 contribution to the deferred compensation plan in the amount of 100,000 shares of common stock valued at $237,000. Of this contribution, $118,500 was amortized in the 26-week period ended April 2, 2006. The $118,500 portion of the fiscal 2006 contribution that had not been amortized at April 2, 2006 has been recorded as a prepaid contribution in equity and will be amortized over the remaining two quarters of fiscal 2006. Participants’ potential distributions from the Rabbi Trust represent unsecured claims against the Company. The Rabbi Trust was established by the Company and is subject to creditors’ claims. Shares in this plan may be distributed to each plan beneficiary when they retire from service at an age permitted under the Company’s ESBP.

Note 6 – Loss per Share

The Company has excluded from the computation of diluted net loss per common share the maximum number of shares issuable pursuant to outstanding, in-the-money stock options and warrants totaling 4,361,400 shares and 2,166,000 shares of common stock as of April 2, 2006 and April 3, 2005, respectively, because the Company had a loss from continuing operations for the periods presented and to include the representative share increments would be anti-dilutive. Accordingly, for the periods presented basic and diluted net loss per common share are computed based solely on the weighted average number of shares of common stock outstanding for the respective periods and are the same.

Note 7 – Inventories, Net

Net inventories are shown below, segregated between those attributable to Optex and those attributable to the Company’s historical operations, described as “Costa Mesa.”

Inventories, net consisted of the following:

	April 2, 2006	October 2, 2005
Raw materials, Optex	$1,601,000	$—
Raw materials, Costa Mesa	$550,600	—
Work in process, Costa Mesa	5,058,800	4,376,700
Work in process, Optex	2,992,700	—
Finished goods, Costa Mesa	54,900	62,600
Finished goods, Optex	287,300	—

	10,545,300	4,439,300
Less reserve for obsolete inventory	(3,590,300)	(3,275,000)

Inventories, net	$6,955,000	$1,164,300

Title to all inventories remains with the Company. Inventoried materials and costs relate to: work orders from customers; the Company’s generic module parts and memory stacks; and capitalized material, labor and overhead costs expected to be recovered from probable new research and development contracts. Work in process includes amounts that may be sold as products or under contracts. Such inventoried costs are stated generally at the total of the direct production costs including overhead. Inventory valuations do not include general and administrative expenses. Inventories are reviewed quarterly to determine salability and obsolescence. The net book value of capitalized pre-contract costs, which gross costs are included in the caption “Work in process, Costa Mesa,” at April 2, 2006 and October 2, 2005 was $1,385,600 and $462,500, respectively.

Note 8 – Reportable Segments and Major Customers

Pursuant to the Company’s reorganization of its operations in fiscal 2003 to consolidate its administrative, marketing and engineering resources and to reduce expenses, the Company began to manage its operations in fiscal 2004 in two reportable segments, the contract research and development segment and the product segment. Effective January 2, 2006, the Company added a third reportable segment, that of Optex.

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

The Company’s historical product business over the last several fiscal years, which will be referred to as the “Costa Mesa product segment” to distinguish it from the product business of Optex, consisted primarily of stacked semiconductor chip assemblies. The Company has developed a family of standard products consisting of stacked memory chips that are used for numerous applications, both governmental and commercial. The Company also provides stacking services under contracts with third parties. The benefits of these stacked products generally include improving speed and reducing size, weight and power usage as compared to mounting such semiconductors separately in electronic products. In addition, the Costa Mesa product segment has recently been expanded to include various types of small and miniature cameras. The Company’s initial camera products included units that use infrared sensors to create images by sensing the heat emitted by objects being viewed and units that create images from visible and near-visible light. Both types of units are intended for use in a variety of potential security and surveillance applications.

Optex, a product oriented company, manufactures and sells optical systems and equipment for military applications and is managed by the Company as a separate segment.

The Company’s management evaluates financial information to separately review the performance of the Company’s research and development contract business, the Company’s Costa Mesa product business and Optex’s product business, but only to the extent of the revenues and the cost of revenues of the three segments. Because the various indirect expense operations of the Company, as well as its assets, now support all of its revenue-generating operations in a matrix manner, frequently in circumstances in which a distinction between research and development contract support and support of the two product segments is difficult to identify, segregation of these indirect costs and assets is impracticable. The revenues and gross profit or loss of the Company’s two reportable Costa Mesa business segments for the 13-week and 26-week periods ended April 2, 2006 and April 3, 2005 are shown in the following table. Optex sales and gross profit are included in the table for the 13-week period ended April 2, 2006, which is the only period to date in which Optex’s revenues have been consolidated with those of the Company. Accordingly, the 26-week period ended April 2, 2006 includes only the sales and gross profit of Optex for the 13-weeks ended April 2, 2006. The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies.

	13 Weeks Ended		26 Weeks Ended
	April 2, 2006	April 3, 2005	April 2, 2006	April 3, 2005
Contract research and development revenue	$3,316,900	$5,324,400	$7,573,600	$8,949,800
Cost of contract research and development revenue	3,042,200	3,962,700	6,413,200	6,778,700

Gross profit	$274,700	$1,361,700	$1,160,400	$2,171,100

Costa Mesa product sales	$201,500	$743,100	$710,200	$1,211,700
Cost of Costa Mesa product sales	209,200	546,600	591,400	1,035,000

Gross profit (loss)	$(7,700)	$196,500	$118,800	$176,700

Optex product sales	$4,317,400	—	$4,317,400	—
Cost of Optex product sales	3,527,100	—	3,527,100	—

Gross profit	$790,300	—	$790,300	—

Reconciliations of segment product sales to product sales are as follows:

	13 Weeks Ended		26 Weeks Ended
	April 2, 2006	April 3, 2005	April 2, 2006	April 3, 2005
Costa Mesa product sales	$201,500	$743,100	$710,200	$1,211,700
Optex product sales	4,317,400	—	4,317,400	—

Product sales	$4,518,900	$743,100	$5,027,600	$1,211,700

Reconciliations of segment revenues to total revenues are as follows:

	13 Weeks Ended		26 Weeks Ended
	April 2, 2006	April 3, 2005	April 2, 2006	April 3, 2005
Contract research and development revenue	$3,316,900	$5,324,400	$7,573,600	$8,949,800
Product sales	4,518,900	743,100	5,027,600	1,211,700
Other revenue	21,700	3,000	37,300	42,300

Total revenues	$7,857,500	$6,070,500	$12,638,500	$10,203,800

Reconciliations of segment gross profit to loss before minority interest and provision for income taxes are as follows:

	13 Weeks Ended		26 Weeks Ended
	April 2, 2006	April 3, 2005	April 2, 2006	April 3, 2005
Contract research and development segment gross profit	$274,700	$1,361,700	$1,160,400	$2,171,100
Costa Mesa product segment gross profit (loss)	(7,700)	196,500	118,800	176,700
Optex product segment gross profit	790,300	—	790,300	—

Net segment gross profit	1,057,300	1,558,200	2,069,500	2,347,800
Add (deduct)
Other revenue	21,700	3,000	37,300	42,300
General and administrative expense	(2,672,000)	(1,478,200)	(4,741,600)	(3,148,200)
Research and development expense	(78,400)	(194,200)	(147,800)	(514,600)
Interest expense	(443,100)	(9,700)	(451,400)	(19,100)
Loss on disposal of assets	(317,800)	—	(317,800)	—
Loss on disposal of assets	—	(6,300)	—	(6,300)
Interest and other income	200	5,300	1,800	8,800

Loss from continuing operations before minority interest and provision for income taxes	$(2,432,100)	$(121,900)	$(3,550,000)	$(1,289,300)

The major customers for the Company’s research and development business segment in both the 26-week periods ended April 2, 2006 and April 3, 2005 were all agencies or laboratories of the U.S. government or U.S. government contractors. Such customers in the aggregate accounted for approximately 58% of the Company’s total revenues in the current year 26-week period and 87% of the Company’s total revenues in the 26 weeks ended April 2, 2005. Approximately 19% and 18% of total revenues were realized from contracts with the U.S. Army and the Defense Advanced Research Projects Agency (“DARPA”), respectively, in the current year 26-week period. Total revenues realized from contracts with the SAIC, a government contractor, and the U.S. Army were 40% and 18%, respectively, in the 26 weeks ended April 2, 2005. No other research and development customer accounted for more than 10% of the Company’s total revenues during the 26-week periods ended April 2, 2006 and April 3, 2005.

After the Initial Acquisition of Optex, the major customers for the Company’s product business segments also were agencies of the U.S. government or U.S. government contractors. Such customers in the aggregate accounted for approximately 35% of the Company’s total revenues in the 26-week period ended April 2, 2006. Approximately 13% and 12% of total revenues were realized from Optex’s product sales to General Dynamics and the U.S. Army, respectively, in the current year 26-week period. In the comparable 26-week period of fiscal 2005, there were no product customers that accounted for more than 10% of total revenues.

Note 9 –Contingencies

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

Litigation. In October 2005, the Company and its iNetWorks subsidiary entered into a settlement agreement with a consultant with respect to a lawsuit filed in August 2004. Pursuant to this agreement, the Company issued 40,000 shares of its common stock, valued at $94,800, to this consultant, with piggyback registration rights, and the consultant dismissed the lawsuit in October 2005 and released the Company and iNetWorks from any and all claims related to his prior interactions with the Company and iNetWorks. Since the amount of the settlement was determinable in September 2005, the settlement was expensed in the fiscal year ended October 2, 2005.

The Company has been, and may from time to time, become a party to various legal proceedings arising in the ordinary course of its business. Management does not presently know of any such matters, the disposition of which it believes would be likely to have a material effect on the Company’s consolidated financial position, results of operations or liquidity.

Note 10 – Intangible Assets, Net

The Company’s amortizable intangible assets consist of assets derived from the Optex acquisition, including non-competition agreements and contractual and program backlog, capitalized software costs, and patents and trademarks related to the Company’s various technologies, approximately 99% of which represents patents. Capitalized costs related to patents and trademarks include amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of patent and trademark applications.

These assets are amortized on a straight-line method over their respective estimated useful life as follows:

Estimated useful life
Non-competition agreement	2
Contractual backlog	2
Program backlog	8
Software	3
Patents and trademarks	10

The Company reviews these intangible assets for impairment when and if impairment indicators occur in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. At April 2, 2006, management believed no indications of impairment existed.

Intangible assets, net at April 2, 2006 and October 2, 2005 are as follows:

	April 2, 2006		October 2, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-competition Agreement	$56,000	$(7,000)	$—	$—
Contractual backlog	1,099,000	(137,400)	—	—
Program backlog	1,071,000	(33,400)	—	—
Software	2,199,300	(1,695,300)	2,146,500	(1,509,200)
Patents and trademarks	1,252,000	(452,200)	1,145,700	(392,700)

Total	$5,677,300	$(2,325,300)	$3,292,200	$(1,901,900)

The intangible asset amortization expense for the 26-week period ended April 2, 2006 was $423,500, and $75,900 was incurred in the 26-week period ended April 3, 2005.

The unamortized balance of intangible assets at April 2, 2006 is estimated to be amortized over the balance of this fiscal year and the next five fiscal years thereafter as follows:

For the Fiscal Year	Estimated Amortization Expense
2006 (remainder of year)	$594,800
2007	1,156,400
2008	254,900
2009	254,900
2010	242,500
2011	221,000

Note 11 – Discontinued Operations

In September 2005, the Company made the decision to no longer sell the products of its Novalog subsidiary. Consequently, the accompanying consolidated financial statements reflect Novalog as discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets. The results of operations and cash flows of Novalog’s business have been classified as discontinued for all periods presented. The statement of cash flows for the 26-week period ended April 3, 2005 has been restated to segregate the effect of Novalog’s discontinued operations on the cash flows from operating, investing and financing activities. Novalog had total revenues of $24,600 and $91,500 in the 13 weeks and 26 weeks ended April 3, 2005, respectively, and $0 in both the 13 weeks and 26 weeks ended April 2, 2006.

Note 12 - Related Party Transactions

In December 2005, the Company amended and restated its consulting agreement entered into in May 2005 and amended in August 2005, with one of the Company’s directors, Chris Toffales, and his consulting firm, CTC Aero, LLC, which he is sole owner. The December 2005 amendment extended the term of the agreement from one year to three years, increased the monthly consulting fee for business development services from $15,000 to $21,000 per month and changed the terms for payment of any success fee that may be earned by CTC Aero and Mr. Toffales in connection with potential acquisition activities of the Company. Pursuant to the December 2005 amendment, future acquisition success fees, if any, will be payable in unregistered shares of the Company’s common stock in an amount equal to between 5% and 1% of the total purchase price paid by the Company for such acquisition, which percentage decreases are based upon the total acquisition purchase price, and valued at the same per share purchase price as agreed upon in the applicable acquisition. The minimum success fee, if any, remains unchanged by the December 2005 amendment at $150,000. The Company also will pay an additional amount in cash equal to 35% of the success fee. Pursuant to this consulting agreement, CTC Aero and Mr. Toffales earned a success fee of $500,000 in connection with the Initial Acquisition of Optex, which fee is a portion of the total purchase price of the Optex transaction and is included in accrued expenses within the accompanying consolidated balance sheet. (See Note 2.) Although this fee currently is payable in cash, the Company is seeking stockholder approval to pay this fee with 192,308 shares of Common Stock in lieu of cash. If stockholders approve this issuance, the Company will pay Mr. Toffales or CTC Aero an additional $175,000 in cash to offset the tax consequences of the stock payment pursuant to the December 2005 amendment to the consulting agreement. CTC Aero also earned a fee of $127,500 in connection with the private placement of the convertible debt entered into by the Company to partially finance the Initial Acquisition of Optex, which was paid by the debt holders. (See Note 3). In the 26 weeks ended April 2, 2006, Mr. Toffales also earned $15,000 for due diligence services provided in connection with the Initial Acquisition of Optex and $93,000 for the provision of strategic planning and business development services.

In December 2005, the Company entered into the Initial Acquisition and purchased 70% of the issued and outstanding capital stock of Optex from Timothy Looney for the following consideration: (a) an initial cash payment of $14.0 million; (b) an additional $64,200 which was paid in April 2006 after completion of Optex’s 2005 audit; and (c) a potential payment of up to an additional $4.0 million in a cash earnout based upon the percentage of net cash flow generated from the Optex business for each of the next three fiscal years. The Company also entered into a buyer option agreement with Mr. Looney, whereby the Company agreed to purchase the remaining 30% of the issued and outstanding capital stock of Optex from Mr. Looney if certain conditions were met, including the approval by the Company’s stockholders of the issuance to Mr. Looney of 2,692,308 shares of the Company’s Common Stock as consideration for the exercise of the Buyer Option. In connection with the transaction in December 2005, Mr. Looney became an officer of the Company and remains an officer and director of Optex. If the issuance of stock to Mr. Looney is approved by the Company’s stockholders, Mr. Looney will become a greater than 5% stockholder of the Company. Mr. Looney’s spouse was an officer and director of Optex until the consummation of the Initial Acquisition in December 2005, and remains employed by Optex.

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

In order to finance the Initial Acquisition, in December 2005, the Company closed a private placement with Pequot consisting of senior subordinated secured convertible Notes in the original aggregate principal amount of $10.0 million and issued to Pequot four-year Warrants to purchase an aggregate of 1,346,154 shares of the Company’s Common Stock at an exercise price of $3.10 per share. The Notes were issued in two series, both of which bear interest at 3.5% per annum, which rate is subject to potential reduction over time. One series of Notes, with an aggregate face amount of $7,445,493, matures in four years, and the other series of Notes, with an aggregate face amount of $2,554,507, currently matures in two years. The principal and interest under the Notes is convertible into shares of Common Stock at a conversion price per share of $2.60 and the Warrants are exercisable for shares of Common Stock at an exercise price per share of $3.10, subject to adjustment for stock splits, stock dividends, recapitalizations and the like and for certain price dilutive issuances. Subject to certain conditions and limitations, the principal and interest under the Notes also may be repaid with shares of Common Stock. The conversion and exercise of the Notes and Warrants into an aggregate number of shares of Common Stock exceeding 19.99% of the Company’s outstanding Common Stock prior to the closing of the private placement is subject to approval of the Company’s stockholders. As a result of the private placement, Pequot became a beneficial owner of greater than 5% of the Company’s Common Stock.

On November 14, 2005, Dr. Joseph Carleone commenced employment with the Company as a Senior Vice President and its Chief Product Officer pursuant to an offer of employment, the terms of which provide that Dr. Carleone will (i) receive an annual salary of $225,014, subject to annual performance and review; (ii) be eligible to participate in the Company’s bonus plan which will provide a target incentive bonus opportunity ranging from 10% to 100% of annual salary, depending on financial results; (iii) be reimbursed for selling costs from the sale of his home in connection with a relocation; and (iv) be entitled to severance pay equivalent to one year’s salary in the event of his termination for any reason other than for cause or other than as a result of his own voluntary resignation.

Note 13. Income Taxes

Optex was formed in 1987 as a Texas S Corporation, and through December 30, 2005, it was not required to pay federal income taxes as a result of the election of S Corporation status. Optex’s taxable income or loss for such periods is reflected on the individual shareholder’s personal tax return. As a result of its former sole shareholder selling 70% of the outstanding common stock to the Company, Optex automatically converted to a Texas C Corporation effective December 31, 2005, subject to separate corporate income taxation. Management believes government contract accounting regulations require an allocation of parent company (Irvine Sensors) costs to an operating subsidiary such as Optex. The preliminary estimated amount of such required allocation for the 13-week period ended April 2, 2006 was $579,600, which was approximately $49,000 less than Optex’s pre-tax income from continuing operations for that period prior to such allocation. However, since this estimate may be subject to increase upon further analysis of applicable corporate expenses, management believes that Optex’s tax liability for the 13-week period ended April 2, 2006, if any, is likely to be immaterial and no provision for Optex income taxes has been recorded for that period in the accompanying financial statements.

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

In December 2005, we completed the initial acquisition, or Initial Acquisition, of 70% of the outstanding capital stock of Optex, a privately-held manufacturer of telescopes, periscopes, lenses and other optical systems and instruments whose customers are primarily agencies of and prime contractors to the U.S. Government. Optex had product sales of approximately $18.9 million and net pre-tax income of approximately $1.2 million in calendar year 2005. Optex’s products range from simple subassemblies to complex systems comprised of opto-mechanical and electro-optical products, virtually all of which are built pursuant to customer-supplied designs. Many of its products are sold pursuant to multi-year, fixed-price contracts, with pre-negotiated cost-inflation features, that are procured competitively by the military services or by prime contractors to the military services. In recent years, Optex has increased sales of its products both because of the increased attrition of equipment mounted on military land vehicles engaged in on-going conflicts and also because of increased market share resulting from successes in competitive procurements. Much of the recent growth in Optex’s sales has been realized from increases in sales to prime contractors. Optex has an extended history of profitable operations. We will acquire the remaining 30% of the capital stock of Optex if the stockholders approve such acquisition. The Initial Acquisition was fully financed by a combination of $4.9 million of senior secured debt from Square 1 Bank under a term loan and $10.0 million of senior subordinated secured convertible notes from private equity funds, which are sometimes referred to in this report collectively as Pequot. As a result of this transaction, Optex became our majority-owned subsidiary.

Except for fiscal years 1999 through 2001, when we generated significant commercial product sales of wireless infrared tranceivers through our Novalog subsidiary, we have historically derived a substantial majority of our total revenues from government-funded research and development rather than from product sales. Optex has also historically derived most of its revenues from product sales to government agencies or prime contractors. Accordingly, we anticipate that a substantial majority of our total revenues will continue to be derived from government-funded sources in fiscal 2006. Prior to fiscal 2005, with a few exceptions, our government-funded research and development contracts were largely early-stage in nature and relatively modest in size. As a result, our revenues from this source were not significantly affected by changes in the U.S. defense budget. In fiscal 2005, we received several contract awards that we believe may eventually have the potential to lead to government production contracts, which we believe could be both larger and more profitable than government funded research and development contracts. As a result, our contract research and development revenues improved to a substantial degree in fiscal 2005. Our current marketing efforts are focused on government programs that we believe have the potential to substantially sustain this improved level of contract research and development and the possible transition to government production contracts. Because of this focus and our recent acquisition of Optex, our revenues may become more dependent upon U.S. defense budgets, funding approvals and political agendas for the foreseeable future. We are also attempting to increase our revenues from product sales by introducing new products with commercial applications, in particular, miniaturized cameras and stacked computer memory chips. We are currently transitioning into a new generation of such products, with a view to increasing our product sales, but we cannot assure you that we will be able to complete development, successfully launch or profitably manufacture and sell any such products on a timely basis, if at all. We use contract manufacturers to produce these products, and all of our other current operations, except those of Optex, occur at a single, leased facility in Costa Mesa, California. Optex manufactures its products at a leased facility in Richardson, Texas.

Our historical business prior to the acquisition of Optex has a history of unprofitable operations largely as a result of discretionary investments that we have made to commercialize our technologies and to maintain our technical staff and corporate infrastructure at levels that we believe are required for future growth. Our investments to commercialize our technologies have yet to produce sustainable profitable product sales. With respect to our investments in staff and infrastructure, the advanced technical and multi-disciplinary content of our proprietary technologies places a premium on a stable and well-trained work force. As a result, we tend to maintain our work force even when anticipated government contracts are delayed, a circumstance that occurs with some frequency and that results in under-utilization of our labor force for revenue generation from time to time. We believe that this pattern can be overcome by the achievement of greater contract backlog and are seeking growth in our research and development contract revenue to that end. We achieved significant growth in such revenue in fiscal 2005 and substantially improved our results of operations. To date, however, we have not yet achieved the level of sustained revenue required to predictably result in profitable operations. Our ability to recover our investments through the cost-reimbursement features of our government contracts are subject to both regulatory and competitive pricing considerations.

In the past, we have maintained separate operating business units, including our subsidiaries, which were separately managed, with independent product development, marketing and distribution capabilities. However, during fiscal 2003, we reorganized our operations to consolidate our administrative, marketing and engineering resources and to reduce expenses. None of our historical subsidiaries presently account for more than 10% of our total revenues. However, Optex accounted for approximately 55% of our total revenues in the 13 weeks ended April 2, 2006 and will likely continue to account for a substantial portion of our total revenues in subsequent reporting periods. Also, none of our subsidiaries except Optex account for more than 10% of our total assets or have separate employees or facilities. We currently report our operating results and financial condition classified between our research and development business and our product business. In fiscal 2005, we discontinued operations of our Novalog subsidiary. All financial statements and schedules of the Company give effect to this discontinuation and report Novalog as a discontinued operation. (See Note 11 of Notes to Condensed Consolidated Financial Statements).

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

Revenue Recognition. Our consolidated total revenues during the first 26 weeks of fiscal 2006 included a substantial contribution from contracts to develop prototypes and provide research, development, design, testing and evaluation of complex detection and control defense systems. Our research and development contracts are usually cost reimbursement plus a fixed fee or fixed price with billing entitlements based on level of effort expended. For such research and development contracts, revenues are recognized as we incur costs and include applicable fees or profits primarily in the proportion that costs incurred bear to estimated final costs. Upon the initiation of each such contract, a detailed cost budget is established for direct labor, material, subcontract support and allowable indirect costs based on our proposal and the required scope of the contract as may have been modified by negotiation with the customer, usually a U.S. government agency or prime contractor. A program manager is assigned to secure the needed labor, material and subcontract in the program budget to achieve the stated goals of the contract and to manage the deployment of those resources against the program plan. Our accounting department collects the direct labor, material and subcontract charges for each program on a weekly basis and provides such information to the respective program managers and senior management.

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

Revenue from product sales, both at our historical operation in Costa Mesa, California and at Optex, is recognized upon shipment, provided (1) there are no unfulfilled contingencies associated with the sale; (2) we have a sales contract or purchase order with the customer; and (3) we are reasonably assured that the sales price can be collected. The absence of any of these conditions would cause revenue recognition to be deferred.

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

We review the recoverability of the carrying value of goodwill on an annual basis or more frequently when an event occurs or circumstances change to indicate that an impairment of goodwill has possibly occurred. The determination of whether any potential impairment of goodwill exists is based upon a comparison of the fair value of a reporting unit to the accounting value of the underlying net assets of such reporting unit. To determine the fair value of a reporting unit, we review the market value of our outstanding common stock based upon its average and closing stock prices, as well as subjective valuations for the reporting unit based on multiples of sales, earnings before interest, taxes, depreciation and amortization (“EBITDA”), earnings before interest and taxes (“EBIT”) and other valuation metrics. If the fair value of the reporting unit is less than the accounting value of the underlying net assets, goodwill is deemed impaired and an impairment loss is recorded to the extent that the carrying value of goodwill is less than the difference between the fair value of the reporting unit and the fair value of all its underlying identifiable assets and liabilities. While we do not believe that any portion of our recorded goodwill is presently impaired, any future impairment of our goodwill could have a material adverse affect on our financial position and results of operations.

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

Stock-Based Compensation. We calculate stock-based compensation by estimating the fair value of each option using the Black-Scholes option pricing model. Our determination of fair value of share-based payment awards are made as of their respective dates of grant using the option pricing model and is affected by our stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behavior. The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, the existing valuation models may not provide an accurate measure of fair value of the our employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS No. 123(R) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. The calculated compensation cost is recognized on a straight-line basis over the vesting period of the option.

Derivatives. In June 1998, FASB issued SFAS 133. The statement requires us to recognize all derivatives on the balance sheet at fair value. Derivatives are measured at fair value and marked to market through earnings, as required by SFAS 133. Our determination of fair value of derivatives is made as of each reporting date using option pricing models, and is affected by our stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the derivative’s underlying contract and expected life of a derivative’s underlying contract. Although the fair value of derivatives is determined in accordance with SFAS 133, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Results of Operations

Contract Research and Development Revenue. Contract research and development revenue consists of amounts realized or realizable from customer funded research and development contracts, largely from U.S. government agencies and government contractors, largely conducted by our historical operations in Costa Mesa, California. Contract research and development revenues for both the 13-week and 26-week periods ended April 2, 2006 decreased over the comparable revenues of the 13-week and 26-week periods ended April 3, 2005 as shown in the following tables:

13-Week Comparisons	Contract Research and Development Revenue	Percent of Total Revenue
13 weeks ended April 3, 2005	$5,324,400	88%
Dollar decrease in current comparable 13 weeks	(2,007,500)

13 weeks ended April 3, 2006	$3,316,900	42%
Percent decrease in current 13 weeks	(38%)

26-Week Comparisons	Contract Research and Development Revenue	Percent of Total Revenue
26 weeks ended April 3, 2005	$8,949,800	88%
Dollar decrease in current comparable 26 weeks	(1,376,200)

26 weeks ended April 3, 2006	$7,573,600	60%
Percent decrease in current 26 weeks	(15%)

We believe that the decrease in contract research and development revenue for the current year periods is largely the result of delays in receipt of anticipated new contracts associated with the timing of the 2006 federal budget and related procurement activities. We anticipate such contracts will be awarded in subsequent periods of fiscal 2006, which we believe will contribute to our contract research and development revenue for fiscal 2006 and may allow such revenue to recover to higher levels in the latter part of the fiscal year, although we cannot guarantee this outcome. Even if this outcome is achieved, however, contract research and development revenue is projected to be a declining percentage of our future total revenues because of the acquisition of Optex, the revenues of which consist solely of product sales. The Optex contribution of approximately $4.3 million of product sales to total revenues in the 13-week period ended April 2, 2006 is the primary cause for the decrease in contract research and development revenue as a percent of total revenue in both the 13-week and 26 week periods ended April 2, 2006.

Cost of Contract Research and Development Revenue. Cost of contract research and development revenue consists of labor, subcontractor and vendor expenses directly incurred in support of research and development contracts, plus associated indirect expenses permitted to be charged pursuant to the relevant contracts. Our cost of contract research and development revenue for the 13 weeks and 26 weeks ended April 2, 2006 as compared to the 13 weeks and 26 weeks ended April 3, 2005 is shown in the following tables:

13-Week Comparisons	Cost of Contract Research and Development Revenue	Percent of Contract Research and Development Revenue
13 weeks ended April 3, 2005	$3,962,700	74%
Dollar decrease in current comparable 13 weeks	(920,500)

13 weeks ended April 3, 2006	$3,042,200	92%
Percent decrease in current 13 weeks	(23%)

26-Week Comparisons	Cost of Contract Research and Development Revenue	Percent of Contract Research and Development Revenue
26 weeks ended April 3, 2005	$6,778,700	76%
Dollar decrease in current comparable 26 weeks	(365,500)

26 weeks ended April 3, 2006	$6,413,200	85%
Percent decrease in current 26 weeks	(5%)

Most of the dollar decrease in cost of contract research and development revenue in the current year fiscal periods was derived from the fact that our revenues of this nature are recognized as we incur costs, and as a result, a decrease in contract research development revenue has an associated decrease in cost of such revenue. The increase in cost of contract research and development revenue as a percent of contract research and development revenue in the current year periods was partially attributable to allocation of $85,300 and $143,100 of stock-based compensation expense for the 13 weeks and 26 weeks ended April 2, 2006, respectively, related to unvested stock options held by or issued to employees that charged direct labor to cost of contract research and development revenue in the current year periods, due to the new requirements established by SFAS 123(R), which first became effective for us at the beginning of fiscal 2006. In addition, the delay in receipt of our expected new contracts has resulted in lower than projected total revenues for the 26-week period ended April 2, 2006, which in turn has produced higher effective overhead rates for the first half of fiscal 2006 than originally projected due to the relatively fixed nature of our direct charging labor base. Our historical practice is to adjust our indirect billing rates for cost reimbursable contracts only once or twice a year in order to provide a reasonably stable forecasting metric for both our customers and us. In a period when our actual incurred overhead costs exceed those that we recover through our standard overhead billing rate, such as the first 26 weeks of fiscal 2006, the contribution of actual overhead expense disproportionately increases our cost of contract research and development revenue. It is possible that this imbalance between actual and billed overhead rates may be corrected through some combination of revenue increases and adjustments in our overhead billing rate on research and development contracts in the second half of fiscal 2006, although we cannot guarantee this outcome. These increases to cost of contract of contract research and development revenue were partially offset by a smaller percentage contribution to costs of contract research and development revenue in the current year periods from external vendors, independent contractors and subcontractors. Such external support does not recover as much indirect expense through the cost reimbursement features of many of our contracts as does our own internal labor. Accordingly, when the percentage contribution of external sources to our costs of contract research and development decreases and the percentage contribution of our internal labor to our costs of contract research and development correspondingly increases, our gross margin on our contract research and development revenue typically improves. In the current fiscal year periods, this improvement was not sufficient to offset the opposite effects of stock-based compensation expense and higher overhead expense discussed above.

Product Sales. Subsequent to the Initial Acquisition of Optex, our product sales are principally comprised of sales of Optex’s optical equipment and systems, largely intended for use on military land vehicles. We also derive some product sales from sales of chips, modules, stacked chip products and chip stacking services and, to a limited degree, sales of miniaturized camera products. Product sales for the first 13-week and 26-week periods of fiscal 2006 and fiscal 2005 are shown in the following tables:

13-Week Comparisons	Product Sales	Percent of Total Revenue
13 weeks ended April 3, 2005	$743,100	12%
Dollar increase in current comparable 13 weeks	3,775,800

13 weeks ended April 2, 2006	$4,518,900	58%
Percent increase in current 13 weeks	548%

26-Week Comparisons	Product Sales	Percent of Total Revenue
26 weeks ended April 3, 2005	$1,211,700	12%
Dollar increase in current comparable 26 weeks	3,815,900

26 weeks ended April 2, 2006	$5,027,600	40%
Percent increase in current 26 weeks	315%

Both the absolute dollar and percentage increases in product sales for the current fiscal periods were a direct result of the acquisition of Optex on December 30, 2005, which contributed approximately $4.3 million in product sales to both the 13-week and 26-week periods ended April 2, 2006. Optex’s product sales increased in calendar year 2005 primarily due to sales to prime contractors resulting from successes in competitive procurements for existing military supply programs. Accordingly, Optex’s market share increased in 2005. Based upon our preliminary analysis of the U.S. Defense budget for 2006 and 2007, we believe that the replacement market for equipment mounted on military ground vehicles will increase, thereby setting the stage for possible further growth of Optex’s product sales if it can sustain its improved market share in the future.

The aggregate increase in our product sales resulting from the consolidation of Optex’s revenues more than offset $530,500 and $400,400 declines in sales of our stacked chip products and stacking services as compared to the 13-week and 26-week periods ended April 3, 2005, respectively. We attribute some of the fiscal 2006 decline in sales of stacked chip products to our current emphasis on stacked chip products which include the value of the stacked memory chips themselves, as opposed to sales of stacking services which involve the stacking of customer consigned memory chips, the value of which are not reflected in the resulting sales. We believe that some of our customers in fiscal 2006 have elected to take the risk of purchasing and consigning memory chips for stacking to our competitors in order to reduce costs, thus impacting our sales. Furthermore, we believe that demand for stacked chips in Thin Small Outline Packages (“TSOPs”), which has been the industry standard for chip packages for over a decade, is mature, at best, and possibly in decline. We have only recently announced qualification of a process for converting TSOPs into stacks with Ball Grid Array (“BGA”) attachments, which we believe can address emerging demand for stacked chip assemblies using more space-efficient attachment technology.

The aggregate increase in product sales in the fiscal 2006 periods resulting from the consolidation of Optex’s revenues also offset a decline in thermal viewer product sales in the current year periods due to the procurement mechanisms used by customers. In the first 26 weeks of fiscal 2005, approximately 9% of product sales were derived from a single initial product shipment of the Company’s first generation thermal viewer product. This product was substantially improved later in fiscal 2005, and the Company starting shipping limited quantities of its improved thermal viewer late in fiscal 2005, continuing into the first 26 weeks of fiscal 2006. However, in contrast to the sales in the first 26 weeks of fiscal 2005, sales of the second generation thermal viewer product have largely been procured through the Company’s research and development contracts as a convenience to the procuring agencies. As a result, such sales are reflected in the Company’s contract research and development revenue in the 13 weeks and 26 weeks ended April 2, 2006, rather than in product sales.

Cost of Product Sales. Cost of product sales consists of labor, subcontractor and vendor expenses directly incurred in the manufacture of products sold, plus related overhead expenses. Our cost of product sales for the 13 weeks and 26 weeks ended April 2, 2006 as compared to the 13 weeks and 26 weeks ended April 3, 2005 is shown in the following tables:

13-Week Comparisons	Cost of Product Sales	Percent of Product Sales
13 weeks ended April 3, 2005	$546,600	74%
Dollar increase in current comparable 13 weeks	3,189,700

13 weeks ended April 2, 2006	$3,736,300	83%
Percent increase in current 13 weeks	584%

26-Week Comparisons	Cost of Product Sales	Percent of Product Sales
26 weeks ended April 3, 2005	$1,035,000	85%
Dollar increase in current comparable 26 weeks	3,083,500

26 weeks ended April 2, 2006	$4,118,500	82%
Percent increase in current 26 weeks	298%

The absolute dollar increase in cost of product sales in the 13-week and 26-week periods ended April 2, 2006 was largely due to the Optex transaction discussed above, which resulted in the consolidation of both Optex’s product sales and its cost of product sales. Included in those costs for both the 13-week and 26-week periods ended April 2, 2006 was $170,900 of amortized intangible expenses derived from the purchase price allocation of the Initial Acquisition of Optex. The change in cost of product sales as a percent of product sales was also largely due to the consolidation of Optex’s product sales, which dominated our aggregate product sales for the 13-week and 26-week periods of fiscal 2006. In the 13-week period ended April 2, 2006, the Optex consolidation produced an increase in cost of product sales as a percent of product sales primarily due to the price and technology maturity of the Optex products shipped in this period, which are subject to competitive price pressure, compared to some of the early stage products shipped by us in the 13-weeks ended April 3, 2005. However, the increase in cost of product sales as a percent of product sales in the 13-week period ended April 2, 2006 also reflected early stage costs of our initial visible spectrum cameras that we shipped during this period. In the 26-week period ended April 2, 2006, an opposite effect occurred, with the Optex contribution again dominating the cost of product sales as a percent of product sales, but producing an improvement in the percentage comparison between fiscal year periods because of the inclusion of sales of our first generation thermal viewer product in the first 26 weeks of fiscal 2005, which incurred the typically higher costs associated with first units of a product and were not profitable. The second generation shipments of the Company’s thermal viewer products in the first 26 weeks of fiscal 2006 reflected the benefit of experience in incurred costs, but more importantly, were largely procured through research and development contracts, rather than product purchase orders. Accordingly, there was no material impact at all to aggregate cost of product sales from thermal viewer products in the first 26 weeks of 2006.

General and Administrative Expense. General and administrative expense consists of labor, subcontractor and vendor expenses not directly related to the production of revenue or to internally funded research and development. This includes such internal expenses as executive, administrative, financial and marketing labor and labor-related expenses and such external expenses as legal and accounting fees and costs. General and administrative expense for the 13 weeks and 26 weeks ended April 2, 2006 as compared to the 13 weeks and 26 weeks ended April 3, 2005 increased as shown in the following tables:

13-Week Comparisons	General and Administrative Expense	Percent of Total Revenue
13 weeks ended April 3, 2005	$1,478,200	24%
Dollar increase in current comparable 13 weeks	1,193,800

13 weeks ended April 2, 2006	$2,672,000	34%
Percent increase in current 13 weeks	81%

26-Week Comparisons	General and Administrative Expense	Percent of Total Revenue
26 weeks ended April 3, 2005	$3,148,200	31%
Dollar increase in current comparable 26 weeks	1,593,400

26 weeks ended April 2, 2006	$4,741,600	38%
Percent increase in current 26 weeks	51%

The largest contribution to the dollar increase in general and administrative expense in both the 13-week and 26-week periods ended April 2, 2006 as compared to the 13-week and 26-week periods ended April 3, 2005 was the increase in general and administrative service expenses, largely legal and accounting expenses, but also including increased consulting expenses payable to a director related to business development. These factors accounted for approximately $429,900, or 36%, and $522,700, or 33%, of the increase in general and administrative expenses for the 13-week and 26-week periods ended April 2, 2006, respectively. These factors are also expected to contribute to a dollar increase in general and administrative expense in subsequent periods of fiscal 2006, both due to the effects of the Initial Acquisition of Optex and our preparation for compliance with Section 404 of the Sarbanes-Oxley Act. General and administrative labor expense also increased $294,000, or 25%, and $243,800, or 16%, in the 13-week and 26-week periods ended April 2, 2006 over the comparable periods of fiscal 2005, largely due to the consolidation of Optex’s management labor expense, but also due to increased labor expenses incurred to enhance our financial management. Approximately $243,700, or 21%, of the dollar increase in general and administrative expense in the 13-week period ended April 2, 2006 as compared to the 13-week period ended April 3, 2005 and $456,200, or 29%, of the dollar increase in general and administrative expense in the 26-week period ended April 2, 2006 as compared to the 26-week period ended April 3, 2005 was the result of our bid and proposal activities during the current year periods. The increase in our bid and proposal activities reflected the management decision for deployment of technical direct labor during the first half of fiscal 2006. During that period, we had to adjust scheduled labor deployment to reflect the program scheduling impact of the delays in subcontractor support of research and development contracts previously discussed. Because of identified material contract opportunities related to the fiscal 2006 Defense budget, direct labor made available as a result of these delays was substantially deployed to bid and proposal activities in the first half of fiscal 2006, rather than internal research and development expense, which is the other typical deployment alternative for non-revenue generating direct labor. In the fiscal 2005 first half, we made no deployment of resources to bid and proposal activities at all because of the notices of awards that we had already received at that time relating to significant procurements expected for the balance of that fiscal year. In addition to the bid and proposal impact, general and administrative expense in the first half of fiscal 2006 was also increased by the requirement to expense stock-based compensation costs associated with stock options pursuant to SFAS 123(R), a requirement that did not exist in the first half of fiscal 2005. This factor accounted for approximately $63,100, or 5%, of the increase in general and administrative expense in the 13 weeks ended April 2, 2006 as compared to the 13 weeks ended April 3, 2005 and approximately $ 152,800, or 10%, of the increase in general and administrative expense in the 26 weeks ended April 2, 2006 as compared to the 26 weeks ended April 3, 2005. Additionally, our reserve for doubtful accounts receivable was increased by $56,000 in the 26 weeks ended April 2, 2006, and no comparable expense was incurred in the 26 weeks ended April 3, 2005. In absolute dollars, we expect that our general and administrative expenses are likely to increase in future periods because of our acquisition of Optex, both because of the effects on our corporate operations and increased expenses at Optex related to the implementation of internal controls and disclosure requirements associated with being part of a publicly reporting company.

Research and Development Expense. Research and development expense consists of labor, subcontractor and vendor expenses directly incurred in support of internally funded research and development projects, plus associated overhead expenses. Research and development expense for the 13 weeks and 26 weeks ended April 2, 2006 as compared to the 13 weeks and 26 weeks ended April 3, 2005 decreased as shown in the following tables:

13-Week Comparisons	Research and Development Expense	Percent of Total Revenue
13 weeks ended April 3, 2005	$194,200	3%
Dollar decrease in current comparable 13 weeks	(115,800)

13 weeks ended April 2, 2006	$78,400	1%
Percent decrease for current 13 weeks	(60%)

26-Week Comparisons	Research and Development Expense	Percent of Total Revenue
26 weeks ended April 3, 2005	$514,600	5%
Dollar decrease in current comparable 26 weeks	(366,800)

26 weeks ended April 2, 2006	$147,800	1%
Percent decrease for current 26 weeks	(71%)

The substantial percentage decrease in research and development expense in the 13-week and 26-week periods ended April 2, 2006 reflected our direct labor deployment in those periods, namely the prioritization of bid and proposal activities. We use the same technical staff for both internal and customer funded research and development projects, as well as bid and proposal activities, and when one of these categories is prioritized during a period, there is less labor available and correspondingly less expense for other categories. We anticipate that the utilization of our direct labor force in Costa Mesa for internally funded research and development activities is likely to increase in subsequent periods of fiscal 2006 as bid and proposal activities oriented toward fiscal 2006 procurements diminish. Since most of Optex’s sales relate to products built to customer-supplied designs, Optex conducts very minimal internal research and development.

Net Loss. Our net loss for the 13-week and 26-week periods ended April 2, 2006, compared to the 13-week and 26-week periods ended April 3, 2005 increased substantially as shown in the following table:

13-Week Comparisons	Net Loss
13 weeks ended April 3, 2005	$(134,000)
Dollar change in current comparable 13 weeks	(2,324,300)

13 weeks ended April 2, 2006	$(2,458,300)
Percent change for current 13 weeks	1,735%

26-Week Comparisons	Net Loss
26 weeks ended April 3, 2005	$(1,310,100)
Dollar change in current comparable 26 weeks	(2,273,300)

26 weeks ended April 2, 2006	$(3,583,400)
Percent change for current 26 weeks	174%

Our contract research and development revenue for all periods for both years was insufficient to fully support our technical staff and related infrastructure. Furthermore, our product sales in those periods did not generate adequate margins to fully defray the remainder of our indirect expenses. The substantial increase in net loss in the 13-week and 26-week periods ended April 2, 2006 is largely derived from the recurring and non-recurring effects of the Initial Acquisition of Optex. We believe that the non-recurring expenses of this nature, such as the legal and accounting expenses associated with the various regulatory filings and the unusual expenses associated with the 2006 Annual Meeting of Stockholders, are likely to diminish by the fourth quarter of fiscal 2006. In addition, the $317,800 expense derived from the change in fair value of the derivative instrument resulting from our amendment of the securities purchase agreement with Pequot is a non-recurring expense. Furthermore, we expect delays in receipt of anticipated government R&D contracts to be resolved in the second half of fiscal 2006. We believe that the combination of these circumstances will improve our results for the second half of fiscal 2006 as compared to the first, although we cannot guarantee this outcome.

Liquidity and Capital Resources

Our liquidity increased in the first 26 weeks of fiscal 2006 as measured by both our consolidated cash and cash equivalents and our working capital as shown in the following table:

	Cash and Cash Equivalents	Working Capital
October 2, 2005	$1,309,600	$2,688,300
Dollar increase in the 26 weeks ended April 2, 2006	726,000	1,976,000

April 2, 2006	$2,035,600	$4,664,300
Percent increase in the 26 weeks ended April 2, 2006	55%	74%

The liquidity increases of the 26 weeks ended April 2, 2006 were achieved despite the net loss in the period, largely due to the financing and acquired working capital related to the Optex transaction. The total net proceeds from the convertible debt, the bank term loan and the revolving line-of-credit secured in connection with that transaction was approximately $16.7 million. From those net proceeds, we paid approximately $14.7 million, including expenses, to purchase 70% of the capital stock of Optex. Approximately $2.0 million remaining of those net proceeds after this purchase allowed us to achieve the increase in cash shown above in the 26 weeks ended April 2, 2006 after fully absorbing $348,600 of negative operational cash flow and $1,019,400 of investment use of cash other than for the Initial Acquisition of Optex, $109,300 of which was for capital facilities improvement and equipment purchases and $803,900 of which was for construction-in-progress intended for deployment to capital facilities improvement and equipment purchases.

Other than timing effects, our negative operational cash flow in the 26 weeks ended April 2, 2006 was largely the result of our net loss of $3,743,400, offset by an aggregate $2,817,900 of non-cash expenses during the period, consisting of $1,158,900 of depreciation and amortization ($177,800 of which was intangible amortization expense resulting from the Initial Acquisition of Optex), $639,100 of common stock contributions to employee retirement plans, $403,300 of imputed interest expense, $295,900 of share-based compensation expense due to the application of the requirements of SFAS 123(R), $317,800 of imputed expense derived from the change in fair value of the derivative instrument embedded in our security purchase agreement with Pequot, and $2,900 of operating expense paid in common stock. Substantial timing effects that improved cash flow from operations included a $690,700 decrease in unbilled revenues on contracts, a $204,500 increase in advance billings on uncompleted contracts and a $174,900 increase in accounts payable and accrued expenses. All of these effects were related to contractual milestones and billing cycles, rather than being indicative of trends. Substantial timing effects in the 26-week period that decreased cash flow from operations over a relatively short term included a $698,400 increase in inventory, largely related to anticipated new contracts, and a $123,400 increase in accounts receivable.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of conventional operating leases. As of October 2, 2005 and April 2, 2006, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commercial Commitments

Long-Term Debt. At April 2, 2006, we had $12,753,600 of long-term debt, which consisted of our outstanding $10 million 3.5% convertible subordinated notes, with the Series 1 Notes due December 30, 2009, and the Series 2 Notes due December 30, 2007 and the $2,753,600 long-term portion of our variable rate term loan agreement due December 30, 2007. The Series 1 Notes with an aggregate face amount of $7,445,500 are convertible into shares of our Common Stock at the option of the holder. The Series 2 Notes with an aggregate face amount of $2,554,500 are not convertible into shares of our Common Stock unless stockholder approval is obtained. In connection with the above financing, we also issued warrants in two series. The Series 1 Warrants are currently fully exercisable, but of the Series 2 Warrants are not exercisable unless stockholder approval is obtained. See Notes 2, 3 and 4 to our condensed notes to consolidated financial statements for a detailed discussion of the Optex Initial Acquisition and the related financings.

Capital Lease Obligations. Our outstanding capital lease obligations of $197,700 at April 2, 2006 relate primarily to manufacturing and test equipment at our Costa Mesa, California operations and are included as part of other current and non-current liabilities within our consolidated balance sheet.

Operating Lease Obligations. We have various operating leases covering equipment and facilities located in Costa Mesa, California, and Richardson, Texas.

Other Commitments. Pursuant to a consulting agreement, we are obligated to pay a success fee to a consulting company, of which one of our directors is sole owner, of $500,000 in connection with the Initial Acquisition of Optex, which fee is a portion of the total purchase price of the Optex transaction. (See Notes 2 and 12 to our condensed notes to consolidated financial statements for detailed discussions of the Optex acquisition and the consulting agreement.) Although this fee currently is payable in cash, we are seeking stockholder approval to pay the fee with 192,308 shares of common stock in lieu of cash. This obligation is included in “Accrued expenses” within our consolidated balance sheet.

At April 2, 2006, our contractual obligations and commercial commitments were as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$14,695,800	$1,225,000	$12,714,700	$756,100	$—
Capital lease obligations (including interest)	222,800	130,700	92,100	—	—
Operating lease obligations	3,400,100	1,072,200	2,204,500	123,400	—

Total	$18,318,700	$2,427,900	$15,011,300	$879,500	$—

We believe, but cannot guarantee, that our government-funded research and development contract business will improve in the balance of fiscal 2006, and will therefore generate increased liquidity through both operating margins and the recovery of indirect costs as permitted under government contracts. This belief stems from our visibility into budgetary decisions of various government agencies and our present backlog. At April 2, 2006, our funded backlog was approximately $29.5 million, approximately $24.6 million of which related to Optex’s business. We expect that a substantial portion of our funded backlog at April 2, 2006 will result in revenue recognized in fiscal 2006.

In addition, our government research and development contracts typically include unfunded backlog, which is funded when the previously funded amounts have been expended. As of April 2, 2006, our total backlog, including unfunded portions, was approximately $31.5 million.

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

We also believe that our revenues from product sales will continue to grow substantially in the subsequent periods of fiscal 2006, in contrast to the comparable periods of fiscal 2005, in large part due to the acquisition of Optex. We further believe that these increased product sales are likely to contribute positively to operational cash flow. Since the earnout provision of the Optex acquisition will only be paid from a percentage of surplus cash flow from Optex’s operations after debt service, the occurrence of such earnout would reflect a positive contribution from Optex to our liquidity.

We currently believe that our working capital and liquidity at April 2, 2006, in conjunction with our revolving line-of-credit, are adequate to support our existing operations for our foreseeable plans for at least the next twelve months. However, there may be product sales growth opportunities in this interval that could place demands on our working capital that would require external infusion of working capital through equity or debt financings. We cannot guarantee that such financings would be available on a timely basis, or on acceptable terms, or at all.

Stock-Based Compensation

As discussed in note 1 to our condensed notes to consolidated financial statements included in Part I of this report, effective October 3, 2005, we adopted SFAS 123(R) which resulted in our recognition of stock-based compensation of $295,900 for the 26-week period ended April 2, 2006. That stock-based compensation was attributable to the following:

26Weeks Ended April 2, 2006
Cost of contract research and development revenue	$143,100
General and administrative expense	152,800

$295,900

Prior to the adoption of SFAS 123(R), we accounted for our stock option plans in accordance with APB No. 25. As such, compensation expense was recorded at the date of grant only if the quoted market price of the underlying stock on that date exceeded the exercise price of the options. However, we had provided pro forma net earnings and pro forma net earnings per share disclosures as if the fair value of all stock options as of their respective grant dates were recognized as expense over the vesting periods of those options in accordance with SFA 123.

We adopted SFAS No. 123(R) using the modified prospective method. Under this transition method, compensation costs recognized in the 26-week period ended April 2, 2006 includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of October 3,

2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (ii) compensation cost for all share-based payments granted subsequent to October 2, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). In accordance with the modified prospective method, results for the corresponding periods of the prior year have not been restated, and we will continue to disclose the pro forma effect of option grants on net earnings and net earnings per share in our financial statement footnote disclosures.

We also will continue to account for equity instruments issued to persons other than our employees and directors (“non-employees”) in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. All transactions in which goods or services are the consideration received for equity instruments issued to non-employees are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of any such equity instrument is the earliest to occur of (i) the date on which the third-party performance is complete, (ii) the date on which it is probable that performance will occur, or (iii) if different, the date on which the compensation has been earned by the non-employee. However, no equity instruments were issued to non-employees for goods or services during the 26-week period ended April 2, 2006.

We have historically issued stock options to employees and outside directors whose only condition for vesting are continued employment or service during the related vesting period. Typically, the vesting period is up to four years for employee awards and immediate vesting for director awards, although awards are sometimes granted with two year vesting periods.

For purposes of SFAS No. 123(R), we calculate stock-based compensation by estimating the fair value of each option granted using the Black-Scholes option valuation model and various assumptions that are described in Note 1 to our condensed notes to consolidated financial statements included in Part I of this Report. Once the compensation cost of an option is determined, that cost is recognized on a straight-line basis over the vesting period of the option.

For the 13-week and 26-week periods ended April 2, 2006, stock-based compensation comprised compensation costs attributable to such period for those options that were not fully vested upon adoption of SFAS No. 123(R) and compensation costs for options that were granted during the period, prorated from the date of grant to April 2, 2006, adjusted for estimated forfeitures in accordance with SFAS No. 123(R). Options to purchase a total of 25,000 and 105,000 shares of our common stock were granted to employees during the 13-week and 26-week periods ended April 2, 2006, respectively.

The method we employ to calculate stock-based compensation is consistent with the method used to compute stock-based compensation under SFAS No. 123, except that under SFAS No. 123(R), we are required to estimate forfeitures, which we were not required to and did not estimate under SFAS No. 123. We have estimated forfeitures to be 7%, which reduced stock-based compensation cost by $11,100 and $22,300 in the 13-week and 26-week periods ended April 2, 2006, respectively.

Rule 10b5-1 Plans

In February 2006, Dr. Thomas M. Kelley, a Director, established a trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, providing for the sale of up to 65,000 shares of our common stock at a market price of $5.00 per share or higher, which shares are purchasable by him through the exercise of certain issued and outstanding options. Dr. Kelley’s 10b5-1 plan will terminate in March 2007 unless terminated earlier in accordance with its provisions.

In March 2006, Dr. Mel Brashears, our Chairman of the Board, extended his trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, providing for the periodic selling of up to 40,000 shares of our common stock per month at a market price of $4.00 per share or higher, which shares are purchasable by him through the exercise of certain issued and outstanding options. Dr. Brashears’ 10b5-1 plan will terminate in December 2007 unless terminated earlier in accordance with its provisions.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk relates to changes in interest rates for borrowings under our senior term loan and revolving credit facility. As discussed in Note 4 to our condensed notes to consolidated financial statements, on December 30, 2005, we closed a four-year $4.9 million term loan (the “Term Loan”) and established a $2.0 million revolving credit facility (the “Credit Facility”), of which $2.0 million was drawn down on December 30, 2005 for general working capital purposes. Borrowings under the Term Loan bear interest at the prime rate plus a varying percentage between 1.50% and 2.50% based upon a debt service coverage ratio. As of April 2, 2006, we had $4.7 million in borrowings outstanding under the Term Loan and the prime rate was 7.75%. If the prime rate were to increase hypothetically by 1% from its April 2, 2006 level, the annual increase in interest expense, given our principal balance under the Term Loan at April 2, 2006, would be approximately $47,000. Borrowings under the Credit Facility bear interest at 1.00% above the prime rate. As of April 2, 2006, we had $2.0 million in borrowings outstanding under the Credit Facility. If the prime rate were to increase hypothetically by 1% from its April 2, 2006 level, the annual increase in interest expense, given our principal balance under the Credit Facility at April 2, 2006, would be approximately $20,000.

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

(b) Changes in Internal Control over Financial Reporting. During the fiscal 2005 financial statement close process, we did not detect an error in our SFAS No. 123 stock option disclosures, which resulted in an adjustment to both the fiscal 2005 and fiscal 2004 footnote disclosures. As we have continued to grow, the volume of routine transactions, including option grants to employees and service providers, has grown significantly. Additionally, we enter into complex transactions including, but not limited to: the Optex acquisition, other long-term contracts and financing transactions. Such transactions, as well as others, and the increasing volume of routine transactions, have created increased burdens upon our current financial and accounting staff, particularly when they occur in schedule proximity to our financial statement close process as was the case with the Optex acquisition. We have also experienced turnover in key accounting positions during the close of the accounting period ended April 2, 2006, including the retirement of our Corporate Controller. Accordingly, during the fiscal 2005 and first and second quarters of fiscal 2006 financial statement close process, we did not have sufficient internal resources to monitor financial accounting standards and to maintain controls to appropriately interpret, implement and review the application of new financial accounting standards, reporting requirements, and the completeness and correctness of disclosures in accordance with accounting principles generally accepted in the United States of America and SEC rules and regulations. The absence of such controls over financial reporting constitute a material weakness in internal control that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

During the most recent completed fiscal quarter covered by this report, we formulated a plan to expand our financial staff in response to the foregoing material weakness. We expect to implement some of this enhancement in the second half of fiscal 2006, but we cannot assure you that we will be successful in hiring appropriate candidates, eliminating the identified material weakness or preventing other material weaknesses.

In addition to the material weakness discussed above, at April 2, 2006, the accounting and financial reporting and control structure of Optex was still in a transitional state from that of a family-owned business, with related party management and limited segregation of duties, to that required for a publicly reporting entity. This lack of segregation of duties often results in the same individual performing two or more of the following functions: Initiation and authorization of transactions, recording of transactions, and custody of financial assets. The lack of segregation of duties at Optex also prevents us from satisfying important control objectives, such as authorization, completeness and accuracy, and reconciliation of accounting transactions and information. In itself, this status can be deemed to constitute a material weakness that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The combination of this transitional status of Optex with the limited internal resources of our corporate operation to separately monitor and control Optex’s operations has also been deemed to constitute a material weakness that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We believe that our plan to enhance our corporate financial management, if successfully implemented, can remediate this latter material weakness, and we have hired a Controller for Optex to coordinate its financial accounting and reporting effective April 2006. We are also currently developing a plan to integrate and formalize the accounting and close process of Optex with that of our corporate accounting and close processes, which will likely involve the hiring of additional accounting resources to ensure proper segregation of duties and that monitoring controls are performed in a timely manner. However, we cannot assure you that these actions will eliminate the identified material weaknesses related to Optex.

We are currently undergoing a comprehensive effort in preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. This effort, under the direction of senior management, includes the documentation, testing and review of our internal controls. During the course of these activities, we have identified other potential improvements to our internal controls over financial reporting that we are currently evaluating for possible implementation. We expect to continue such documentation, testing and review and may identify control deficiencies, possibly including additional material weaknesses, and other potential improvements to our internal controls in the future. We cannot guarantee that we will remedy the material weakness discussed above, or others that may be identified in the future, or that we will be able to comply with Section 404 of the Sarbanes-Oxley Act.

Other than as described above, there have not been any other changes that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

In August 2004, a consultant who was engaged by the our iNetWorks subsidiary to locate capital for iNetWorks filed a lawsuit in Orange County Superior Court for breach of contract against iNetWorks and against us as the alleged alter ego of iNetWorks. In his complaint, the consultant alleged that iNetWorks breached a Finder’s Agreement with the consultant and sought an unspecific amount of damages. In discovery, the consultant claimed that he was owed $5.2 million; however, as the consultant did not raise any capital for iNetWorks, we and iNetWorks believed this case was without merit and vigorously defended the allegations contained in this lawsuit. In June 2005, we and iNetWorks filed Motions for Summary Judgment requesting dismissal of the alter ego claims against us and the breach of contract claims against iNetWorks. The Court tentatively ruled in favor of us and iNetWorks on the Motions for Summary Judgment in September 2005. A final hearing on the Motions for Summary Judgment was set for October 28, 2005 to give the parties time to discuss possible settlement of the litigation. In order to avoid future legal risks and expenses, we entered into a settlement agreement with this consultant in October 2005 and issued 40,000 shares of our common stock to this consultant, with piggyback registration rights, valued at $94,800. The consultant dismissed this lawsuit in October 2005 and released us and iNetWorks from any and all claims related to his prior interactions with us and iNetWorks. Since the amount of the settlement was determinable in September 2005, the settlement was expensed in the fiscal year ended October 2, 2005, rather than the 26 weeks ended April 26, 2006.

We have been, and may from time to time, become a party to various legal proceedings arising in the ordinary course of our business. We do not presently know of any such matters, the disposition of which would be likely to incur a material effect on our consolidated financial position, results of operations or liquidity.

Item 1A.	Risk Factors

A restated description of the risk factors associated with our business is set forth below. This description includes any changes (whether or not material) to, and supersedes, the description of the risk factors associated with our business previously discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 2, 2005.

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

The nature of our government contract business is inherently subject to timing variances that pose difficulties in predicting and controlling short-term financial results that will be measured by our senior bank to determine our compliance with debt covenants, thereby increasing the risk that we may be subject to default remedies available to such bank. The unanticipated delays that we have experienced in receipts of new research and development contracts since the Optex acquisition required us to recently renegotiate the covenants of our senior bank debt to reflect changes in our forecasted short-term results. Although we amended our agreement with our bank to establish renegotiated covenants in this instance, we cannot assure you that we will be able to successfully renegotiate our debt covenants in the event of future variance from forecasts. Failure to comply with our debt covenants would expose us to a variety of remedies available to the bank, including acceleration of the debt, which would place a significant strain on our financial resources, and we may not be able to raise additional replacement funding on acceptable terms, in a timely manner, or at all. As of April 2, 2006, we had term bank debt of approximately $4.7 million outstanding.

We may need to raise additional capital in the future, and additional funds may not be available on terms that are acceptable to us, or at all. In addition to our significant net losses in recent periods, until fiscal 2005, we have also historically experienced negative cash flows from operations. In fiscal 2003 and fiscal 2004, we experienced negative cash flows from operations of approximately $3.7 million and $4.2 million, respectively. Due largely to our capital expenditures, we experienced a net reduction of our cash during fiscal 2005 of approximately $755,000. In the first 26 weeks of fiscal 2006, the delays in anticipated new government R&D contracts and the resulting net loss contributed to negative cash flow from operations of $348,600. To offset the effect of negative net and operational cash flows, we have historically funded a portion of our operations through multiple equity financings, and to a lesser extent through receivable financing. In December 2005, in order to finance the Initial Acquisition, we obtained a $4.9 million senior secured term loan and borrowed $10.0 million of senior subordinated secured convertible notes. We may need to raise additional capital in the future to service our debt and to finance our future working capital needs. We cannot assure you that any additional capital will be available on a timely basis, on acceptable terms, or at all. Future financings may require stockholder approval, which may not be obtainable. If we are not able to obtain additional capital as may be required, our business, financial condition and results of operations could be materially and adversely affected.

We anticipate that our capital requirements will depend on many factors, including:

•	our ability to procure additional production contracts or government research and development contracts;

•	our ability to control costs;

•	our ability to commercialize our technologies and achieve broad market acceptance for such technologies;

•	the timing of payments and reimbursements from government and other contracts;

•	research and development funding requirements;

•	increased sales and marketing expenses;

•	technological advancements and competitors’ response to our products;

•	capital improvements to new and existing facilities;

•	the impact of our Initial Acquisition of Optex, the exercise of our Buyer Option to acquire the remaining 30% of Optex and any additional acquisitions that we may complete;

•	our relationships with customers and suppliers; and

•	general economic conditions including the effects of future economic slowdowns, a slump in the semiconductor market, acts of war or terrorism and the current international conflicts.

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

Our Initial Acquisition of Optex Systems, Inc. is subject to significant new operational and financial risks and challenges that could adversely affect our financial condition and results of operations. In December 2005, we incurred a significant amount of debt in order to finance the Initial Acquisition. Because Optex represents our first significant acquisition and we have no prior history of integrating acquired companies or businesses into our operations, we cannot predict the impact of the Initial Acquisition of Optex on our business operations, financial condition and results of operations. Our Initial Acquisition of Optex is subject to many inherent risks, including:

•	the history of Optex as a privately-held company and our ability to make the necessary investments to integrate the Optex operations into our system of internal controls;

•	our ability to successfully integrate the operational and cultural differences between our historical base of funded contract research and development, and Optex’s base of long-term product manufacturing;

•	our ability to satisfy the covenants in our debt instruments issued in connection with the financing of the Initial Acquisition of Optex;

•	our ability to service the debt we incurred in connection with the financing of the Initial Acquisition of Optex;

•	our ability to retain and integrate the management team of Optex, particularly its President, Timothy Looney;

•	our ability to successfully bridge the geographic separation between the Optex operations in Richardson, Texas and our historical base of operations in Costa Mesa, California;

•	the significant dilutive effect of the additional shares of our Common Stock issuable pursuant to the convertible debt and warrants issued in the financing of the Initial Acquisition of Optex;

•	the customer and market concentration of Optex’s business;

•	the unknown effect on our and Optex’s customers, suppliers and competitors resulting from our Initial Acquisition of Optex;

•	our ability to achieve the expected synergies from the Initial Acquisition of Optex; and

•	general economic and political conditions that could affect Optex’s business.

Our acquisition strategy may further strain our capital resources, result in additional integration and assimilation challenges, be further dilutive to existing stockholders, result in unanticipated accounting charges and expenses, or otherwise adversely affect our results of operations. An element of our business strategy involves expansion through the acquisitions of businesses, assets or technologies that allow us to expand our capabilities and market coverage and to complement our existing product offerings. The Initial Acquisition of Optex was our first acquisition under this strategy. Acquisitions may require significant upfront capital as well as capital infusions, and typically entail many risks, including unanticipated costs and expenditures, changing relationships with customers, suppliers and strategic partners, or contractual, intellectual property or employment issues. We have not engaged in an acquisition strategy prior to our Initial Acquisition of Optex, and we may experience difficulties in assimilating and integrating the operations, personnel, technologies, products and information systems of Optex or of any other companies or businesses we may acquire in the future. In addition, key personnel of an acquired company may decide not to work for us. The acquisition of another company or its products and technologies may also require us to enter into a geographic or business market in which we have little or no prior experience. These challenges could disrupt our ongoing business, distract our management and employees, harm our reputation and increase our expenses. These challenges are magnified as the size of the acquisition increases.

Acquisitions or asset purchases made entirely or partially for cash or debt could also put a significant strain on our limited capital resources. Acquisitions may also require large one-time charges and can result in contingent liabilities, adverse tax consequences, deferred compensation charges, and the recording and later amortization of amounts related to deferred compensation and certain purchased intangible assets, any of which items could negatively impact our results of operations. In addition, we may record goodwill in connection with an acquisition and incur goodwill impairment charges in the future. Any of these charges could cause the price of our Common Stock to decline. In addition, we may issue equity or convertible debt securities in connection with an acquisition, as we did in connection with our Initial Acquisition of Optex. Any issuance of equity or convertible debt securities may be dilutive to our existing stockholders and such securities could have rights, preferences or privileges senior to those of our common stock.

We cannot assure you that we will be able to locate or consummate any pending or future acquisitions, or that we will realize any anticipated benefits from these acquisitions, including our Initial Acquisition of Optex. Even if we do find suitable acquisition opportunities, we may not be able to consummate the acquisition on commercially acceptable terms, and any decline in the price of our common stock may make it significantly more difficult and expensive to initiate or consummate an acquisition.

The failure to acquire the remaining minority interest in Optex could have a negative effect on our stock price and business. We face a number of specific risks if our purchase of the remaining 30% of the capital stock of Optex is not completed, including:

•	the allocation of 30% of projected net income of Optex to a minority interest would correspondingly reduce any potential improvement to our consolidated results of operations, making it more difficult to achieve sustained profitability, with a potential negative effect on our stock price; and

•	the existence of a substantial minority interest and attendant reduction in potential profitability could also have a negative effect on our ability to obtain additional financing to meet future working capital requirements.

We have historically generated substantial losses, which, if continued, could make it difficult to fund our operations or successfully execute our business plan, and could adversely affect our stock price. Since our inception, we have generated net losses in most of our fiscal periods. We experienced net losses of approximately $3.6 million for the first 26 weeks of fiscal 2006, $1.8 million for fiscal 2005, approximately $4.2 million for fiscal 2004 and approximately $6.3 million for fiscal 2003. We cannot assure you that we will be able to achieve or sustain profitability on a quarterly or annual basis in the future. In addition, because we have significant expenses that are fixed or difficult to change rapidly, we generally are unable to reduce expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. For example, we experienced contract delays in fiscal 2003 and, to a lesser degree, in fiscal 2004 and the first quarters of both fiscal 2005 and fiscal 2006 that resulted in unanticipated additional operating expenses to keep personnel on staff while the contracts were pending with no corresponding revenues. In addition, the increase in contract research and development revenue that we experienced in fiscal 2005 makes us more dependent on support from subcontractors to meet our operating plans and more susceptible to losses when such support is delayed. Such factors could cause us to continue to experience net losses in future periods, which will make it difficult to fund our operations and achieve our business plan, and could cause the market price of our common stock to decline.

Our government-funded research and development business depends on a limited number of customers, and if any of these customers terminate or reduce their contracts with us, or if we cannot obtain additional government contracts in the future, our revenues will decline and our results of operations will be adversely affected. For fiscal 2005, approximately 26% of our total revenues were generated from SAIC, a government contractor, 18% of our total revenues were generated from research and development contracts with the U.S. Army, 15% were generated from research and development contracts with the Defense Advanced Research Projects Agency, or DARPA, and 10% were generated from research and development contracts with the U.S. Air Force. For the first 26 weeks of fiscal 2006, approximately 19% of our total revenues were generated from research and development contracts with the U.S. Army and 18% of our total revenues were generated from research and development contracts with the Defense Advanced Research Projects Agency, or DARPA. Although we ultimately plan to shift our focus to include the commercialization of our technology, we expect to continue to be dependent upon research and development contracts with federal agencies and their contractors for a substantial portion of our revenues for the foreseeable future. Our dependency on a few contract sources increases the risks of disruption in this area of our business or significant fluctuations in quarterly revenue, either of which could adversely affect our consolidated revenues and results of operations.

Because both our historical operations and those of Optex currently depend on government contracts and subcontracts, we face additional risks related to contracting with the federal government, including federal budget issues and fixed price contracts. General political and economic conditions, which cannot be accurately predicted, directly and indirectly may affect the quantity and allocation of expenditures by federal agencies. Even the timing of incremental funding commitments to existing, but partially funded, contracts can be affected by these factors. Therefore, cutbacks or re-allocations in the federal budget could have a material adverse impact on our results of operations as long as research and development contracts remain an important element of our business. Obtaining government contracts may also involve long purchase and payment cycles, competitive bidding, qualification requirements, delays or changes in funding, budgetary constraints, political agendas, extensive specification development and price negotiations and milestone requirements. Each government agency also maintains its own rules and regulations with which we must comply and which can vary significantly among agencies. Governmental agencies also often retain some portion of fees payable upon completion of a project and collection of these fees may be delayed for several months or even years, in some instances. In addition, an increasing number of our government contracts are fixed price contracts, which may prevent us from recovering costs incurred in excess of its budgeted costs. Fixed price contracts require us to estimate the total project cost based on preliminary projections of the project’s requirements. The financial viability of any given project depends in large part on our ability to estimate such costs accurately and complete the project on a timely basis. In fiscal 2005, we completed fixed-price contracts with an approximate aggregate value of $4.8 million. We experienced approximately $271,300 in losses on those contracts, representing approximately 6% of their aggregate funded amount. In the first 26 weeks of fiscal 2006, we completed fixed-price contracts, exclusive of those of Optex, with an approximate aggregate value of $1.7 million. We experienced approximately $25,800 in losses on those contracts, representing approximately 1% of the aggregate funded amount. At April 2, 2006, we had ongoing fixed-price contracts, exclusive of those of Optex, with an approximate unrealized aggregate value of $513,000. While fixed-price overruns in fiscal 2005 and the first 26 weeks of fiscal 2006 were largely discretionary in nature, we may not be able to achieve or improve upon this performance in the future since each contract has its own unique technical and schedule risks. In the event our actual costs exceed the fixed contractual cost, we will not be able to recover the excess costs.

Some of our government contracts are also subject to termination or renegotiation at the convenience of the government, which could result in a large decline in revenue in any given quarter. Although government contracts have provisions providing for the reimbursement of costs associated with termination, the termination of a material contract at a time when our funded backlog does not permit redeployment of our staff could result in reductions of employees. In April 1999, we experienced the termination of one of our contracts, but this termination did not result in the non-recovery of costs or lay-off of employees. We have in the past chosen to incur excess overhead in order to retain trained employees during delays in contract funding. We also have had to reduce our staff from time-to-time because of fluctuations in our funded government contract base. In addition, the timing of payments from government contracts is also subject to significant fluctuation and potential delay, depending on the government agency involved. Any such delay could result in a temporary shortage in our working capital. Since approximately 83% of our total revenues in fiscal 2003, approximately 82% of our total revenues in fiscal 2004, approximately 93% of our total revenues in fiscal 2005 and approximately 90% of our total revenues in the first 26 weeks of fiscal 2006 were derived directly or indirectly from government customers, these risks can significantly affect our business, results of operations and financial condition. These risks may become more pronounced as a result of our Initial Acquisition of Optex, which also largely relies on government contracts.

If we are not able to commercialize our technology, we may not be able to increase our revenues or achieve or sustain profitability. Since commencing operations, we have developed technology, principally under government research contracts, for various defense-based applications. Contract research and development revenue accounted for approximately 89% of our total revenues for fiscal 2003, approximately 87% of our total revenues for fiscal 2004, approximately 90% of our total revenues for fiscal 2005 and approximately 89% of our total revenues for the first 13 weeks of fiscal 2006. However, since our margins on government contracts are generally limited, and our revenues from such contracts are tied to government budget cycles and influenced by numerous political and economic factors beyond our control, and are subject to our ability to win additional contracts, our long-term prospects of realizing significant returns from our technology or achieving and maintaining profitability will likely also require penetration of commercial markets. In prior years, we have made significant investments to commercialize our technologies without significant success. These efforts included the purchase and later shut down of the IBM cubing line, the formation of the Novalog, MSI, Silicon Film, RedHawk and iNetWorks subsidiaries and the development of various stacked-memory products intended for military, aerospace and commercial markets. While these investments have developed new revenue sources, they have not yet resulted in consolidated profitability to date, and a majority of our total revenues for fiscal 2003, fiscal 2004, fiscal 2005 and the first 26 weeks of fiscal 2006 were still generated from contract research and development. In fiscal 2005, we discontinued operations of our Novalog subsidiary due to the decline in the sales of its products and lack of availability of economic sources of supply for its products.

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

If we fail to scale our operations appropriately in response to recent growth, the Initial Acquisition of Optex and changes in demand, we may be unable to meet competitive challenges or exploit potential market opportunities, and our business could be materially and adversely affected. We experienced a period of rapid growth in fiscal 2005 resulting in a 68% increase in our total revenues to $23.0 million in fiscal 2005 as compared to $13.7 million in fiscal 2004. Our total revenues in the first 26 weeks of fiscal 2006 were 24% higher than the first 26 weeks of fiscal 2005, largely due to the Initial Acquisition of Optex. Our past growth has placed, and any future growth in our historical business is expected to continue to place, a significant strain on our management personnel, infrastructure and resources. These strains are likely to become more pronounced as a result of our Initial Acquisition of Optex. To implement our current business and product plans, we will need to continue to expand, train, manage and motivate our workforce, and expand our operational and financial systems, as well as our manufacturing and service capabilities. All of these endeavors will require substantial management effort and additional capital. If we are unable to effectively manage the integration of Optex and our expanding operations, we may be unable to scale our business quickly enough to meet competitive challenges or exploit potential market opportunities, and our current or future business could be materially and adversely affected.

Historically, we have primarily depended on third party contract manufacturers for the manufacture of a majority of our products and any failure to secure and maintain sufficient manufacturing capacity or quality products could materially and adversely affect our business. For our existing products, other than those manufactured by Optex, we primarily use contract manufacturers to fabricate and assemble our stacked chip, microchip and sensor products, and our internal manufacturing capabilities prior to the Initial Acquisition of Optex consisted primarily of assembly, calibration and test functions for our thermal camera products. We currently plan to utilize Optex for some of our future manufacturing needs, but we cannot guarantee our success in that endeavor. We have typically used single contract manufacturing sources for our historical products and do not have long-term, guaranteed contracts with such sources. As a result, we face several significant risks, including:

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

Certain Optex products are dependent on specialized sources of supply that are potentially subject to disruption and attendant adverse impact to our business. Some of Optex’s products currently incorporate components purchased from single sources of supply. If supply from such sources is materially disrupted, requiring Optex to obtain and qualify alternate sources of supply for such components, our revenues could decline, our reputation with our customers could be harmed, and our business and results of operations could be adversely affected.

Optex faces additional risks related to contracting with the federal government, including federal budget issues and fixed price contracts. Optex’s sales are largely to governmental agencies or prime contractors to such agencies. General political and economic conditions, which cannot be accurately predicted, directly and indirectly may affect the quantity and allocation of expenditures by federal agencies. Even the timing of incremental funding commitments to existing, but partially funded, contracts can be affected by these factors. Therefore, cutbacks or re-allocations in the federal budget could have a material adverse impact on Optex’s results of operations. Optex’s ability to obtain contracts or purchase orders from government agencies or prime contractors frequently involves competitive bidding, qualification requirements, delays or changes in funding, budgetary constraints, political agendas, price negotiations and milestone requirements. Furthermore, virtually all of Optex’s products are delivered pursuant to fixed-price orders, and Optex must therefore bear the risks of cost growth associated with its products, except to the extent that it has negotiated cost inflation contract protection that adequately covers inflationary growth in its costs.

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

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price. Our fiscal 2005 audit revealed a material weakness in our internal controls over financial reporting related to the size of our accounting staff. We are attempting to cure this material weakness by expanding our staff and reassigning responsibilities, but we have not yet completed our planned remediation. Furthermore, we experienced turnover in key accounting positions during the close of the accounting period ended April 2, 2006, including the retirement of our Corporate Controller, delaying implementation of our remediation plan. The Initial Acquisition of Optex has also created material weaknesses in our internal controls, both in terms of the infrastructure and control processes at Optex and in our corporate controls for oversight and management of Optex. We are in the process of documenting and testing our internal control processes in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments and a written report on the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing the assessments in management’s report. During the course of our testing, we may identify other significant deficiencies or material weaknesses, in addition to the one already identified, which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we will not be able to conclude that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could cause investors to lose confidence in our reported financial information, which could result in a decline in the market price of our common stock, and cause us to fail to meet our reporting obligations in the future, which could impact our ability to use Form S-3 for financings.

The Initial Acquisition of Optex is expected to materially complicate the timely achievement of effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act, which could have a material adverse effect on our business and stock price. The geographic separation of Optex from our historical base of operations, and Optex’s prior organization as a family-owned and operated, privately held company, require the establishment of additional internal controls to meet the disclosure requirements of a publicly reporting company. The absence of such controls has been deemed a material weakness in our internal financial controls. The implementation and testing of such additional internal controls will consume both time and financial resources, increasing our risks of timely compliance with Section 404 of the Sarbanes-Oxley Act. As a result of the Initial Acquisition of Optex, achieving compliance with Section 404 of the Sarbanes-Oxley Act will be substantially more complicated and costly, and we cannot assure you that such compliance will be achieved in a timely manner, or at all.

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

If we are not able to adequately protect or enforce our patent or other intellectual property rights, our ability to compete in our target markets could be materially and adversely affected. We believe that our success will depend, in part, on the strength of our existing patent protection and the additional patent protection that we may acquire in the future. As of April 2, 2006, we held 56 U.S. patents and 16 foreign patents and had other U.S. patent applications pending as well as various foreign patent applications. Five of these patents, covering early versions of our stacking technology, expire in less than one to two years, which may narrow our ability to pose barriers to entry from competitors if these early technologies become commercially significant. It is possible that any existing patents or future patents, if any, could be challenged, invalidated or circumvented, and any right granted under these patents may not provide us with meaningful protection from competition. Despite our precautions, it may be possible for a third party to copy or otherwise obtain and use our products, services or technology without authorization, to develop similar technology independently or to design around our patents. In addition, we treat technical data as confidential and generally rely on internal nondisclosure safeguards, including confidentiality agreements with employees, and on laws protecting trade secrets, to protect proprietary information. We cannot assure you that these measures will adequately protect the confidentiality of our proprietary information or that others will not independently develop products or technology that are equivalent or superior to ours.

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

We do not have long-term employment agreements with most of our key personnel. If we are not able to retain our key personnel or Optex key personnel or attract additional key personnel as required, we may not be able to implement our business plan and our results of operations could be materially and adversely affected. We depend to a large extent on the abilities and continued participation of our executive officers and other key employees. The loss of any key employee could have a material adverse effect on our business. While we have adopted employee stock option plans designed to attract and retain key employees, our stock price has declined in recent periods, and we cannot guarantee that options granted under our plans will be effective in retaining key employees. We do not presently maintain “key man” insurance on any key employees. We believe that, as our activities increase and change in character, additional, experienced personnel will be required to implement our business plan. Competition for such personnel is intense and we cannot assure you that they will be available when required, or that we will have the ability to attract and retain them. In addition, Optex does not presently have depth of staffing in its operational and financial management. Until additional key personnel can be successfully integrated with its operations, the timing or success of which we cannot currently predict, Optex’s results of operations and ultimate success will be vulnerable to losses of key personnel, particularly its President, Timothy Looney.

Significant sales of our common stock in the public market will cause our stock price to fall. In connection with the Initial Acquisition of Optex and the related financing, we have filed a registration statement on Form S-3, and may file additional related registration statements, covering shares of our common stock that may be freely offered for resale. As of April 2, 2006, we had approximately 19.7 million shares of common stock outstanding, substantially all of which were freely tradable, other than restrictions imposed upon our affiliates. The average trading volume of our shares in March 2006, however, was only approximately 43,800 shares per day. Accordingly, the freely tradable shares are significantly greater in number than the daily average trading volume of our shares. If the holders of the freely tradable shares were to sell a significant amount of our common stock in the public market, the market price of our common stock would likely decline. If we raise additional capital in the future through the sale of shares of our common stock to private investors, we may agree to register these shares for resale on a registration statement as we have done in the past. Upon registration, these additional shares would become freely tradable once sold in the public market, assuming the prospectus delivery and other requirements were met by the seller, and, if significant in amount, such sales could further adversely affect the market price of our common stock. The sale of a large number of shares of our common stock also might make it more difficult for us to sell equity or equity-related securities in the future at a time and at the prices that we deem appropriate.

Our stock price could decline because of the potentially dilutive effect of future financings, conversions of notes or exercises of warrants and Common Stock options. During the past three fiscal years, we issued in excess of 11.6 million shares of our common stock to fund our operations, resulting in significant dilution to our existing stockholders. At April 2, 2006, there were approximately 4.4 million shares of our common stock issuable upon the exercise of additional warrants and options that were in-the-money at that date, approximately 3.9 million additional shares of our common stock issuable upon the conversion of the Series 1 senior subordinated secured convertible notes and the exercise of the Series 1 warrants held by Pequot and, subject to stockholder approval, approximately 1.3 million additional shares of our common stock issuable upon the conversion of the Series 2 senior subordinated secured convertible notes and the exercise of the Series 2 warrants held by Pequot. Pursuant to the Optex transaction, we issued warrants to purchase in excess of 1.3 million shares of our common stock, which were not in-the-money on issuance. Any additional equity financings or exercise of in-the-money warrants and options in the future could result in further dilution to our stockholders. Existing stockholders also will suffer significant dilution in ownership interests and voting rights, and our stock price could decline, as a result of the issuance of shares of our common stock to Pequot upon the conversion of principal and accrued interest under the senior subordinated secured convertible notes or upon the exercise of the warrants held by Pequot, and in the event of the issuance of 2,692,308 shares of our common stock to Mr. Looney upon approval of our stockholders and exercise of the buyer option agreement entered into in connection with the Optex transaction.

If our stockholders approve the issuance of shares of our common stock to Mr. Looney in connection with the buyer option in the Optex transaction, such issuance will increase the supply of our common stock on the public market, which may dilute existing stockholders and cause our stock price to decline. Our current stockholders will suffer dilution in the event of the issuance of 2,692,308 shares of our common stock to Mr. Looney upon approval of our stockholders and exercise of a buyer option agreement entered into in connection with the Optex transaction, and the sale into the public market of those shares could materially and adversely affect the market price of our common stock. In the event that our stockholders approve the issuance of shares of our common stock to Mr. Looney in connection with the buyer option in the Optex transaction, such shares will be eligible for resale in the public market after the expiration of a one-year holding period, subject to certain price, volume and other restrictions, or earlier upon the effectiveness of the registration statement we are required to file pursuant to a registration rights agreement between us and Mr. Looney. The presence of these additional shares of common stock in the public market may further depress our stock price.

We may be unable to repay indebtedness in cash due under the Series 2 senior subordinated secured convertible notes that we entered into as part of the financing of the Initial Acquisition of Optex. The indebtedness to Pequot that we incurred with respect to the Series 2 senior subordinated secured convertible notes is material in relation to our levels of indebtedness in the past, our ability to service the debt from our operating cash flow and our ability to repay the debt in cash in full at maturity. The Series 2 senior subordinated secured convertible notes, with an aggregate face amount of $2,554,507, currently mature on December 30, 2007 and must be repaid in cash unless stockholder approval is obtained to repay such notes in shares of our common stock. If such stockholder approval is not obtained, we cannot assure you that we will have sufficient funds to repay the principal or accrued interest on such notes and/or that the use of our working capital to make such payments will not adversely affect our ability to have sufficient funds to meet our operating needs.

Changes in the accounting treatment of stock-based awards will adversely affect our reported results of operations. Effective October 3, 2005, the beginning of our fiscal 2006, we became subject to Statement of Financial Accounting Standards No. 123 (revised 2004), or SFAS 123(R). Pursuant to

SFAS 123(R), we are required to expense against our reported earnings: (1) the fair value of all option grants or stock issuances made to employees or directors on or after the implementation date; and (2) a portion of the fair value of each option and stock grant made to employees or directors prior to the implementation date that represents the unvested portion of these share-based awards as of such implementation date. These amounts will be expensed after the implementation date over the respective vesting periods of each award. The long-term impact of our adoption of SFAS 123(R) cannot be fully predicted at this time because that will depend in part on the future fair values and number of share-based payments granted in the future. As a result of our adoption of SFAS 123(R), in the first 26 weeks of fiscal 2006 we recorded an expense charge of approximately $295,900. Had we adopted SFAS 123(R) in prior periods, the magnitude of the impact of that standard would have approximated the impact of SFAS 123 assuming the application of the Black-Scholes model as described in the disclosure of pro forma net loss and pro forma net loss per share in Note 1 of Notes to Consolidated Financial Statements for the three years ended October 2, 2005. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may reduce net operating cash flows and increase net financing cash flows in periods after its adoption.

Our common stock may be delisted by the Nasdaq Capital Market if our stock price declines further or if we cannot maintain Nasdaq’s listing requirements. In such case, the market for your shares may be limited, and it may be difficult for you to sell your shares at an acceptable price, if at all. Our common stock is currently listed on the Nasdaq Capital Market (formerly known as the Nasdaq SmallCap Market). Among other requirements, to maintain this listing, our common stock must continue to trade above $1.00 per share. In July 2001, our stock had failed to meet this criterion for over 30 consecutive trading days. As a result, in accordance with Marketplace Rule 4310(c)(8)(B), we were notified by Nasdaq that we had 90 calendar days or until October 2001 to regain compliance with this Rule by reestablishing a sales price of $1.00 per share or greater for ten consecutive trading days. To regain compliance, we sought and received approval from our stockholders to effect a 1-for-20 reverse split of our common stock that became effective in September 2001, resulting in re-compliance by the Nasdaq deadline. However, subsequent to the reverse split, our common stock has, at various times, traded close to or below the $1.00 per share minimum standard, and we cannot assure you that the sales price of our common stock will continue to meet Nasdaq’s minimum listing standards. At March 31, 2006, the closing sales price of our common stock as reported by the Nasdaq Capital Market was $2.65 per share.

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

During the 13-weeks ended April 2, 2006, we issued 117,727 shares of our common stock to the retirement plan of our Chief Executive Officer, John C. Carson, upon exercise of a warrant that was granted to Mr. Carson’s retirement plan in March 2003 in a private placement. Mr. Carson’s retirement plan paid us $235,454 in cash as the aggregate exercise price for the warrant. These shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. There were no underwriters, brokers or finders employed in connection with this warrant exercise.

During the 13-weeks ended April 2, 2006, we issued 24,831 shares to two accredited institutional investors to retire interest in the amount of $65,100 due on the Series 1 Notes issued in connection with the financing of the Initial Acquisition of Optex. These shares were issued in reliance on the exemption from registration contained in Section 4(2) and Regulation D of the Securities Act as transactions by an issuer not involving any public offering. There were no underwriters, brokers or finders employed in connection with this issuance.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

Date of Annual Meeting of Stockholders

The date for our 2006 annual meeting of stockholders (the “2006 Annual Meeting”) and the record date for determining stockholders entitled to notice of and to vote at the 2006 Annual Meeting have been set at June 28, 2006 and May 15, 2006, respectively. The deadlines relating to stockholder proposals as described in Part II, Item 5 of our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 21, 2006 have not changed.

Item 6.	Exhibits

10.22	Amendment to Loan and Security Agreement dated March 30, 2006 by and between the Company and Square 1 Bank. (1)

10.23	Amendment to Securities Purchase Agreement dated March 31, 2006 by and between the Company and Pequot Private Equity Fund III, L.P. and Pequot Offshore Private Equity Partners III, L.P. (2)

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(1)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on April 4, 2006 (File No. 1-8402).

(2)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on April 4, 2006 (File No. 1-8402).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Irvine Sensors Corporation

(Registrant)

Date: May 22, 2006	By:	/s/ John J. Stuart, Jr.
John J. Stuart, Jr.
Chief Financial Officer (Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

10.22	Amendment to Loan and Security Agreement dated March 30, 2006 by and between the Company and Square 1 Bank. (1)

10.23	Amendment to Securities Purchase Agreement dated March 31, 2006 by and between the Company and Pequot Private Equity Fund III, L.P. and Pequot Offshore Private Equity Partners III, L.P. (2)

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(1)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on April 4, 2006 (File No. 1-8402).

(2)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on April 4, 2006 (File No. 1-8402).