Form 10-Q
period 2006-07-02
IRVINE SENSORS CORP/DE/
filed 2006-08-21
CIK 357108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2006

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

As of August 15, 2006, there were 19,953,883 shares of common stock outstanding.

IRVINE SENSORS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL PERIOD ENDED JULY 2, 2006

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

IRVINE SENSORS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 2, 2006	October 2, 2005
Assets
Current assets:
Cash and cash equivalents	$743,300	$1,309,600
Restricted cash	39,900	41,200
Accounts receivable, net of allowance for doubtful accounts of $131,000 and $70,000, respectively	3,797,500	1,190,000
Unbilled revenues on uncompleted contracts	1,651,600	1,968,800
Inventory, net	7,749,800	1,164,300
Other current assets	134,100	82,500

Total current assets	14,116,200	5,756,400
Property and equipment, net	4,805,200	4,415,400
Intangible assets, net	3,687,500	1,390,300
Goodwill	8,427,300	—
Deferred costs	273,100	9,300
Deposits	117,800	81,800

Total assets	$31,427,100	$11,653,200

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,139,600	$1,746,000
Accrued expenses	2,230,800	1,049,700
Accrued estimated loss on contracts	101,500	26,200
Advance billings on uncompleted contracts	189,000	97,700
Line of credit	2,000,000	—
Notes payable – convertible and bank, net of discounts	13,235,200	—
Capital lease obligations – current portion	95,600	148,500

Total current liabilities	21,991,700	3,068,100
Capital lease obligations, less current portion	64,900	81,000
Minority interest in consolidated subsidiaries	2,252,300	409,900

Total liabilities	24,308,900	3,559,000

Stockholders’ equity:
Common stock, $0.01 par value, 80,000,000 shares authorized; 19,953,600 and 18,669,700 shares issued and outstanding, respectively	199,500	186,700
Common stock warrants; 2,227,600 and 1,233,900 warrants outstanding, respectively	—	—
Unamortized employee stock bonus plan contribution	(426,900)	—
Unamortized deferred compensation	(94,100)	—
Common stock held by Rabbi Trust	(939,000)	(702,000)
Deferred compensation liability	939,000	702,000
Paid-in capital	124,519,300	119,831,100
Accumulated deficit	(117,079,600)	(111,923,600)

Total stockholders’ equity	7,118,200	8,094,200

	$31,427,100	$11,653,200

See Accompanying Condensed Notes to Consolidated Financial Statements.

IRVINE SENSORS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Revenues:
Contract research and development revenue	$4,095,000	$5,598,900	$11,668,600	$14,548,700
Product sales	4,599,100	568,900	9,626,700	1,780,600
Other revenue	2,900	31,000	40,200	73,300

Total revenues	8,697,000	6,198,800	21,335,500	16,402,600

Cost and expenses:
Cost of contract research and development revenue	3,071,700	4,078,400	9,484,900	10,857,100
Cost of product sales	4,112,900	488,400	8,231,400	1,523,400
General and administrative expense	2,422,800	1,515,400	7,164,400	4,663,600
Research and development expense	174,300	151,500	322,100	666,100

Total costs and expenses	9,781,700	6,233,700	25,202,800	17,710,200

Loss from operations	(1,084,700)	(34,900)	(3,867,300)	(1,307,600)
Interest expense	(349,800)	(11,400)	(801,200)	(30,500)
Change in fair value of derivative instrument	—	—	(317,800)	—
Gain (loss) on disposal of assets	1,100	2,300	1,100	(4,000)
Interest and other income	500	200	2,300	9,000

Loss from continuing operations before minority interest and provision for income taxes	(1,432,900)	(43,800)	(4,982,900)	(1,333,100)
Minority interest in (profit) loss of subsidiaries	(130,000)	600	(144,500)	1,600
Provision for income taxes	(9,700)	(3,600)	(27,200)	(13,400)

Loss from continuing operations	(1,572,600)	(46,800)	(5,154,600)	(1,344,900)
Loss from operations of discontinued subsidiary	—	(12,000)	(1,400)	(24,000)

Net loss	$(1,572,600)	$(58,800)	$(5,156,000)	$(1,368,900)

Basic and diluted net loss per common share information:
From continuing operations	$(0.08)	$(0.00)	$(0.26)	$(0.07)
From operations of discontinued subsidiary	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted net loss per common share	$(0.08)	$(0.00)	$(0.26)	$(0.07)

Weighted average number of common shares outstanding	19,695,500	18,514,100	19,482,300	18,325,500

See Accompanying Condensed Notes to Consolidated Financial Statements.

IRVINE SENSORS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	39 Weeks Ended
	July 2, 2006	July 3, 2005
		(restated)
Cash flows from operating activities:
Net loss	$(5,156,000)	$(1,368,900)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,172,500	1,309,300
Non-cash interest expense	283,900	—
Change in fair value of derivative instrument	317,800	—
Gain (loss) on disposal and impairment of assets	(1,100)	4,000
Non-cash employee retirement plan contributions	950,900	812,600
Minority interest in net profit (loss) of subsidiaries	144,500	(1,600)
Common stock issued to pay operating expenses	97,500	3,000
Non-cash share based compensation	357,500	—
Increase in accounts receivable	(415,500)	(249,300)
(Increase) decrease in unbilled revenues on uncompleted contracts	317,200	(641,500)
Increase in inventory	(1,396,000)	(172,200)
(Increase) decrease in other current assets	22,800	(8,900)
(Increase) decrease in other assets	(6,500)	7,600
Increase in accounts payable and accrued expenses	1,476,100	596,200
(Increase) decrease in accrued estimated loss on contracts	75,300	(1,500)
Increase (decrease) in advance billings on uncompleted contracts	91,300	(5,100)
Increase (decrease) in net assets of discontinued operations	(7,900)	12,400

Total adjustments	4,480,300	1,665,000

Net cash (used in) provided by operating activities	(675,700)	296,100

Cash flows from investing activities:
Acquisition of 70% of Optex Systems, Inc.	(15,057,600)	—
Capital facilities and equipment expenditures	(1,605,700)	(1,357,500)
Proceeds from sale of fixed assets	6,700	1,000
Acquisition of patents	(149,900)	(101,200)
Decrease in restricted cash	1,300	5,000

Net cash used in investing activities	(16,805,200)	(1,452,700)

Cash flows from financing activities:
Proceeds from issuance of convertible debt and common stock warrants	10,000,000	—
Proceeds from bank term loan	4,900,000	—
Proceeds from revolving line of credit	2,000,000	—
Debt issuance costs	(321,700)	—
Principal payments on bank term loan	(510,400)	(102,200)
Proceeds from options and warrants exercised	961,100	303,200
Principal payments of capital leases	(114,400)	(102,200)

Net cash provided by financing activities	16,914,600	201,000

Net decrease in cash and cash equivalents	(566,300)	(955,600)
Cash and cash equivalents at beginning of period	1,309,600	2,064,100

Cash and cash equivalents at end of period	$743,300	$1,108,500

Noncash investing and financing activities:
Success fee payable in connection with the Optex Acquisition	$500,000	$—
Equipment financed with capital leases	$45,400	$78,000
Supplemental cash flow information:
Cash paid for interest	$217,300	$19,100

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

The consolidated financial information as of July 2, 2006 and July 3, 2005 included herein is unaudited but includes all normal recurring adjustments which, in the opinion of management of the Company, are necessary to present fairly the consolidated financial position of the Company at July 2, 2006, the results of its operations for the 13-week and 39-week periods ended July 2, 2006 and July 3, 2005, and its cash flows for the 39-week periods ended July 2, 2006 and July 3, 2005. As discussed in Note 2, the Company purchased a 70% ownership interest in Optex Systems, Inc. (“Optex”) on December 30, 2005 (the “Initial Acquisition”). The assets and liabilities of Optex included in the accompanying consolidated balance sheet at July 2, 2006 reflect the determination of the fair value of the net assets acquired, with the excess of the purchase price reported as goodwill. The consolidated financial information as of October 2, 2005 included herein has been derived from the Company’s audited consolidated financial statements as of, and for the year ended, October 2, 2005.

Summary of Significant Accounting Policies

Company Operations. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company generated net losses of $1,796,500 and $5,156,000 in fiscal 2005 and the 39-week period ended July 2, 2006, respectively. The Initial Acquisition brought a substantial backlog for future sales of products that is expected to contribute positive cash flow from operations to the Company for the balance of the 52 week period ending October 1, 2006 (“fiscal 2006”) and thereafter. Furthermore, in connection with the Initial Acquisition, the Company obtained a $2,000,000 revolving line of credit to address its working capital requirements. The Company has been advised by its senior bank that the Company is not in compliance with a debt service ratio covenant. While the bank has indicated that until this non-compliance is cured no credit extensions under the revolving line of credit beyond those already in place will be extended by the bank, it has not taken any action to accelerate the obligation. At July 2, 2006, this line of credit was fully drawn. The Company expects the bank to require the Company to raise at least $3 million of additional equity or subordinated debt financing to partially pay down the principal of the Company’s term loan entered into in connection with the Initial Acquisition and to establish a $1 million reserve of restricted cash. (See Note 14). Because of this non-compliance with its senior bank’s debt covenant, the Company is also not in compliance with the terms of its senior subordinated secured convertible notes entered into in connection with the Initial Acquisition. Although the Company expects to, but cannot guarantee, that it will resolve these non-compliant conditions, pending such potential resolution, it has reclassified the principal balance of its senior bank term loan and its convertible debt, net of discounts, as current obligations in the accompanying consolidated balance sheet. As a result of this reclassification, the Company had negative working capital of $(7,875,500) at July 2, 2006. , Management believes that the Company will be able to obtain the financing required by its senior bank and to meet the liquidity requirements of the Company’s operating plan for at least the next twelve months. However, the Company cannot guarantee that additional financing will be available on a timely basis, on acceptable terms or at all. At July 2, 2006, the Company had total stockholders’ equity of $7,118,200.

Management believes that the Company’s losses in recent years have primarily resulted from a combination of insufficient contract research and development revenue to offset the cost of the Company’s skilled and diverse technical staff believed to be necessary to support exploitation of the Company’s technologies, amplified by the effects of the Company’s discretionary investments to productize a wide variety of those technologies. To date, the Company has not yet been successful in most of these product activities, nor has it been able to raise sufficient capital to fund the future development of many of these technologies. Accordingly, the Company has sharply curtailed the breadth of its prior product investments, and instead has focused its resources on the potential growth of its chip stacking business and, commencing in fiscal 2005, various miniaturized camera products. Based upon backlog and notices and projections of awards from government agencies, management believes that the Company’s government research and development contract business in fiscal 2006 and thereafter will continue to contribute to substantial recovery of the Company’s indirect expenses through permitted contract billing rates and that sales of its chip stacking and camera products can provide margins to partially absorb indirect expenses that are not fully recovered through its government research and development contract business. In addition, the expected positive future cash flows from Optex’s operations are anticipated to contribute to the Company’s working capital. Management has developed an operating plan, which it expects will enable the Company to manage its operations based on internal cash flow for the balance of fiscal 2006 and subsequent periods, including contingencies for cost reductions if projected revenue growth is not fully realized. However, there can be no assurance that projected revenue growth will occur or that the Company will successfully implement its plans, including the successful integration of Optex’s operations and the expected requirement by its bank to raise at least $3 million to cure the Company’s current covenant violation or to cure the cross default under its senior subordinated secured convertible notes. Furthermore, if the Company requires additional financing to meet its working capital needs or to service its debt, there can be no assurance that suitable financing will be available on acceptable terms, on a timely basis, or at all.

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

Fiscal Periods. The Company’s fiscal year ends on the Sunday nearest September 30. Fiscal 2005 ended on October 2, 2005 and included 52 weeks. Fiscal 2006 will also include 52 weeks and will end on October 1, 2006. The Company’s third quarter of fiscal 2005 was the 13 weeks ended July 3, 2005, and the Company’s third quarter of fiscal 2006 was the 13 weeks ended July 2, 2006.

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

Estimated Costs to Complete and Accrued Loss on Contracts. The Company reviews the performance of its contracts against the respective plans. These reviews are summarized in the form of estimates of costs to complete the contracts (“ETCs”). ETCs include management’s current estimates of remaining amounts for direct labor, material, subcontract support and allowable indirect costs based on each contract’s completion status and either the current or re-planned future technical requirements under the contract. If an ETC indicates a potential overrun against budgeted program resources, management generally seeks to revise the program plan in a manner consistent with customer objectives to eliminate such overrun and to secure necessary customer agreement to such revision. To mitigate the financial risk of such re-planning, the Company attempts to negotiate the deliverable requirements of its research and development contracts to allow as much flexibility as possible in technical outcomes. When re-planning does not appear possible within program budgets, an accrual for estimated contract loss is recorded based on the most recent ETC of the particular program.

During the 39 weeks ended July 2, 2006, the Company’s accrued estimated loss on contracts increased $75,300, from $26,200 to $101,500. This increase reflects a change in the Company’s aggregate estimate (excluding contingencies), which management believes reflects ETCs for contracts in progress based on their completion status at July 2, 2006 and current and future technical requirements under the program contracts.

Revenues. Approximately 55% of the Company’s total revenues during the first 39 weeks of fiscal 2006 were derived from contracts to develop prototypes and provide research, development, design, testing and evaluation of complex detection sensors and systems, largely for defense applications. The Company’s research and development contracts are usually cost reimbursement plus fixed fee, fixed price level of effort or occasionally firm fixed price. The Company’s cost reimbursement plus fixed fee contracts require the Company’s good faith performance of a statement of work within overall budgetary constraints, but with latitude as to resources utilized. The Company’s fixed price level of effort contracts require the Company to deliver a specified number of labor hours in the performance of a statement of work. The Company’s firm fixed price contracts require the Company to deliver specified items of work independent of resources utilized to achieve the required deliverables. Revenues for all types of contracts are recognized as costs are incurred and include applicable fees or profits primarily in the proportion that costs incurred bear to estimated final costs. Costs and estimated earnings in excess of billings under government contracts are accounted for as unbilled revenues on uncompleted contracts and are stated at estimated realizable value.

United States government contract costs, including indirect costs, are subject to audit and adjustment from time to time by negotiations between the Company and government representatives. The government has approved the Company’s indirect contract costs through the fiscal year ended September 29, 2002 (“fiscal 2002”) and is currently auditing the Company’s indirect contract costs for the fiscal year ended September 28, 2003 (“fiscal 2003”). Contract revenues have been recorded in amounts that are expected to be realized upon final determination of allowable direct and indirect costs for the affected contracts.

Approximately 45% of the Company’s total revenues during the first 39 weeks of fiscal 2006 were derived from product sales consisting primarily of sales of optical equipment by Optex and, to a lesser degree, shipments of stacked chip products, largely memory stacks, and miniaturized camera products, including both infrared viewers and visible spectrum cameras. Production orders for the Company’s products are generally priced in accordance with the Company’s established price list. Optex’s products are largely shipped both to U.S. military agencies and to prime contractors to those agencies. Memory stack products and visible spectrum cameras are primarily shipped to original equipment manufacturers (“OEMs”). Infrared viewers are system level products that are primarily intended to be shipped to end user customers, initially for military applications. Revenues are recorded when products are shipped. Terms are FOB shipping point.

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

Deferred Costs. In order to finance the Initial Acquisition, on December 30, 2005, the Company entered into a securities purchase agreement with two private equity firms (collectively, “Pequot”) and borrowed $10 million pursuant to senior subordinated secured convertible promissory notes and also entered into a loan and security agreement with a bank for a term loan in the original principal amount of $4.9 million. In connection with the financing, the Company was charged debt-issuance costs of $321,700. The debt-issuance costs associated with these loans are presented as deferred costs within the accompanying consolidated balance sheet as of July 2, 2006, net of accumulated amortization of $48,600. Those deferred costs will be amortized to interest expense using the effective interest method over the respective terms of each financing agreement. See Note 2 for a detailed discussion of the Initial Acquisition.

Accounting for Stock-Based Compensation. Prior to fiscal 2006, the Company accounted for stock-based employee compensation as prescribed by Accounting Principle Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25), and, Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). SFAS No. 123 required pro forma disclosures of net income (loss) and net income (loss) per share as if the fair value based method of accounting for stock-based awards had been applied for employee grants. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the vesting period.

Effective October 3, 2005 (the “implementation date”), the beginning of fiscal 2006, the Company has accounted for stock-based compensation under SFAS No. 123 (revised 2004), Share Based Payment (“SFAS No. 123(R)”). Pursuant to SFAS No. 123(R), the Company is required to expense against the Company’s operations: (1) the fair value of all option grants or stock issuances made to employees or directors on or after the implementation date; and (2) a portion of the fair value of each option and stock grant made to employees or directors prior to the implementation date that represents the unvested portion of these share-based awards as of such implementation date. These amounts are expensed after the implementation date over the respective vesting periods of each award using the straight-line attribution method. As permitted by SFAS No. 123(R), the Company has elected to apply SFAS No. 123(R) on a prospective basis and has not retroactively restated any prior periods. As such, the Company will continue to disclose prior period pro-forma net income (loss) and net income (loss) per share in footnote disclosure.

The Company calculates stock option-based compensation by estimating the fair value of each option using the Black-Scholes option pricing model. The Company’s determination of fair value of share-based payment awards are made as of their respective dates of grant using the option pricing model and is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behavior. The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, the existing valuation models may not provide an accurate measure of fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS No. 123(R) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. The calculated compensation cost is recognized on a straight-line basis over the vesting period of the option.

The Company calculates compensation expense of restricted stock grants by determining the fair value of each such grant as of their respective dates of grant using the Company’s stock price at such dates with no discount. The calculated compensation expense is recognized on a straight-line basis over the vesting period of the restricted stock award.

The Company issues stock options and restricted stock grants to employees and outside directors whose only condition for vesting are continued employment or service during the related vesting or restriction period. Typically, the vesting period for stock option grants is four years for non-officer employee awards, and immediate vesting for officers and directors, although options are sometimes granted with two year vesting periods. The Company has only recently begun to issue restricted stock grants, typically with vesting periods of three years.

During the 13-week and 39-week periods ended July 2, 2006, the Company granted options to purchase 49,000 and 157,500 shares of its common stock, respectively, with a weighted average exercise price of $2.65 and $2.53 per share, respectively, and a weighted average fair value of $1.22 and $1.16 per share, respectively. All grants were made at exercise prices equal to the closing sales price of the Company’s common stock as reported by the Nasdaq Capital Market at the respective dates of grant. Previously granted options to purchase 436,200 shares of the Company’s common stock with a weighted average exercise price of $2.18 per share and a weighted average fair value of $0.81 per share were unvested as of the implementation date of SFAS No. 123(R). Compensation expense resulting from amortization of the newly granted options and all unvested options at the implementation date during the 13-week and 39-week periods ended July 2, 2006 was calculated to be $56,700 and $352,400, respectively, of which $42,000 and $185,100, respectively, was charged to cost of contract research and development, and $14,700 and $167,500, respectively, was charged to general and administrative expense during such periods.

Prior to the adoption of SFAS No. 123(R), tax benefits of deductions resulting from the exercise of stock options, if any, were presented as operating cash flows in the statement of cash flows. SFAS No. 123(R) requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. There were no tax benefits resulting from the exercise of stock options for the 13-week and 39-week periods ended July 2, 2006.

During the 13-week and 39-week periods ended July 2, 2006, the Company made restricted stock grants of 10,000 shares and 17,500 shares of its common stock, respectively, with a weighted average fair value of $2.20 and $2.29 per share, respectively, as determined by the closing sales price of the Company’s common stock as reported by the Nasdaq Capital Market at the respective dates of grant.

Compensation expense resulting from amortization of restricted stock grants during the 13-week and 39-week periods ended July 2, 2006 was calculated to be $3,600 and $5,100, respectively, of which $0, and $500, respectively, was charged to cost of contract research and development, and $3,000 and $4,600, respectively, was charged to general and administrative expense during such periods.

SFAS No. 123(R) requires the Company to continue to provide the pro forma disclosure required by SFAS No. 123 for all periods presented in which share-based payments to employees are accounted for under APB Opinion No. 25. The following table illustrates the effect on net loss and loss per share for the 13-week and 39-weeks ended July 3, 2005, as restated, and as if the Company’s stock-based compensation had been determined based on the fair value at the grant dates for awards made prior to fiscal 2006, under those plans and consistent with SFAS No. 123(R).

	13 Weeks Ended July 3, 2005	39 Weeks Ended July 3, 2005
	(restated)
Net loss, as reported	$(58,800)	$(1,368,900)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(347,600)	(1,331,400)

Pro forma net loss	$(406,400)	$(2,700,300)

Net loss per share:
Basic and diluted, as reported	$(0.00)	$(0.07)

Basic and diluted, pro forma	$(0.02)	$(0.15)

The tabular presentation above includes a correction to the stock-based compensation expense to reflect the vesting period allocation method as opposed to a lifetime-of-option allocation method erroneously used in the Company’s Quarterly Reports on Form 10-Q for the 13-week periods ended January 2, 2005, April 3, 2005 and July 3, 2005. This correction increased the pro-forma compensation expense for the 13-week period ended July 3, 2005 by $233,100 from the previously reported $114,500, and consequently increased the pro forma basic and diluted loss per share by $.02 from the previously reported loss per share of $(0.00). This correction also increased the pro-forma compensation expense for the 39-week period ended July 3, 2005 by $977,800 from the previously reported $353,600, and consequently increased the pro forma basic and diluted loss per share by $.08 from the previously reported loss per share of $(0.07).

The fair value of each option grant shown in the tabular presentation was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants issued during the 13-week and 39-week periods ended July 3, 2005.

	13 Weeks Ended July 3, 2005	39 Weeks Ended July 3, 2005
Risk free interest rate	3.09-3.22%	3.09%-3.85%
Expected life	1-2 years	1-4 years
Expected volatility	70.5%-77.1%	70.5%-77.1%
Expected dividend yield	None	None

As a result of adopting SFAS No. 123(R) on October 3, 2005, the Company’s loss from continuing operations before minority interest and provision for income taxes and net loss for the 13-week and 39-week periods ended July 2, 2006 is $56,700 and $352,400 greater, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted net loss per share for the 13-week and 39-week periods ended July 2, 2006 would have been $0.08 and $0.25, respectively, if the Company had not adopted SFAS No. 123(R), compared to reported basic and diluted net loss per share of $0.08 and $0.26, respectively.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants issued during the 13-week and 39-week periods ended July 2, 2006.

	13 Weeks Ended July 2, 2006	39 Weeks Ended July 2, 2006
Risk free interest rate	4.74 – 5.09%	4.33 – 5.09%
Expected life	3 – 3.75 years	3 – 5 years
Expected volatility	67.8%	67.8%
Expected dividend yield	None	None

There were no option grants by subsidiaries during the 13-week and 39-week periods ended July 2, 2006 and July 3, 2005.

Expected life of the options granted during the 13-week and 39-week periods ended July 2, 2006 is computed using the mid-point between the vesting period and contractual life of the options granted (the “simplified method”) as permitted by Staff Accounting Bulletin No. 107. Expected volatilities are based on the historical volatility of the Company’s stock and other factors.

The following table summarizes stock options outstanding as of July 2, 2006 as well as activity during the 39-week period then ended:

	Options	Weighted Average Exercise Price
Outstanding at October 2, 2005	5,123,047	$2.38
Granted	157,500	$2.47
Exercised	(328,850)	$1.21
Forfeited	(214,206)	$1.68

Outstanding at July 2, 2006	4,737,491	$2.42

Exercisable at July 2, 2006	4,406,166	$2.43

At July 2, 2006, the weighted-average remaining contractual life of options outstanding and exercisable was 7.2 years and 7.3 years, respectively.

The following table summarizes restricted stock grants outstanding as of July 2, 2006 as well as activity during the 39-week period then ended:

	Restricted Shares	Market Value
Outstanding at October 2, 2005	—	$—
Granted	17,500	40,000
Forfeited	—	—

Outstanding at July 2, 2006	17,500	$40,000

The total amount of compensation expense related to non-vested option awards and restricted stock grants not yet recognized at July 2, 2006 was $156,100 and, assuming the optionees and grantees continue to be employed by the Company, that amount will be recognized as compensation expense as follows:

FY 2006	$43,200
FY 2007	86,600
FY 2008	21,000
FY 2009	5,100
FY 2010	200

Total	$156,100

However, such amounts do not include the cost of new options that may be granted in future periods nor any changes in the Company’s forfeiture percentage.

At July 2, 2006, the aggregate intrinsic value of unvested options outstanding and options exercisable was $9,500 and $1,139,100, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The weighted-average grant date fair value of stock options granted during the 13-week and 39-week periods ended July 2, 2006 was $2.20 and $2.53, respectively. The intrinsic value of stock options exercised during the 13-week and 39-week periods ended July 2, 2006 was $5,500 and $170,300, respectively.

Software Development and Purchased Software. At July 2, 2006, the Company had capitalized software of approximately $500,300, net of accumulated amortization of $1,756,000. The Company capitalized software in accordance with Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). SOP 98-1 requires that certain costs incurred, either from internal or external sources, be capitalized as part of intangible assets and amortized on a straight-line basis over the useful life of the software. Planning, training, support and maintenance costs incurred either prior to or following the implementation phase are recognized as expense in the period in which they occur. The Company evaluates the carrying values of capitalized software to determine if the carrying values are impaired, and, if necessary, the Company would recognize an impairment loss in the period in which the impairment occurred.

Goodwill and Other Intangible Assets. Goodwill represents the cost of acquired businesses in excess of fair value of the related net assets at acquisition. (See also Note 2). The Company does not amortize goodwill, but tests it annually for impairment using a fair value approach. The Company amortizes the cost of other intangibles over their estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. The identified amortizable intangible assets at July 2, 2006 derived from the Initial Acquisition of Optex consisted of non-competition agreements and customer backlog, with initial useful lives ranging from two to eight years. (See Note 2). Intangible assets with indefinite lives are tested annually for impairment and written down to fair value as required. The Company’s other intangible assets with definite lives at July 2, 2006 consist principally of patents and trademarks related to the Company’s various technologies. Capitalized costs include amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of patent and trademark applications. These assets are amortized on a straight-line method over their estimated useful life of ten years.

Tangible Long-Lived Assets. The Company frequently monitors events or changes in circumstances that could indicate that the carrying amount of tangible long-lived assets to be held and used may not be recoverable. The determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. When impairment is indicated for a tangible long-lived asset, the amount of impairment loss is the excess of net book value of the asset over its fair value. Tangible long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. At July 2, 2006, management believed no indications of impairment existed.

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

Fair Value of Financial Instruments. Financial instruments include cash and cash equivalents, accounts receivable and payable, other current liabilities and long term debt. The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable and payable and other current liabilities approximate fair value due to the short-term nature of these items. In order to finance the Initial Acquisition of Optex, on December 30, 2005, the Company entered into a securities purchase agreement with two accredited institutional investors which raised gross proceeds of $10 million (See Note 3) and a loan and security agreement with Square 1 Bank, pursuant to which the Company closed a four-year $4.9 million term loan. This term loan contains a loan payoff success fee. (See Note 4). Certain warrants (“the Series 1 Warrants”) issued pursuant to the securities purchase agreement, and warrants that the Company may issue at its option in lieu of the term loan payoff success fee, were accounted for as derivative liabilities subject to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”), and related accounting pronouncements. Accordingly, the Company bifurcated the term loan payoff success fee and recorded a separate liability at its fair value at date of issue, which was determined using an option-pricing model.

The Company had initially accounted for the Series 1 Warrants instrument as a separate liability at its fair value at date of issue, but has reclassified the fair value of the Series 1 Warrants to additional paid-in capital in the accompanying Consolidated Balance Sheets as a result of an amendment to the securities purchase agreement that was effective March 31, 2006. (See also Note 3). The effect of bifurcating the fair values of the Series 1 Warrants and the conversion options of the Series 1 Notes from the securities purchase agreement, and the change in fair values of those financial instruments derived from the amendment to the securities purchase agreement resulted in a net discount to be recorded against the Series 1 Note. The discount will be amortized as additional interest expense using the effective interest method over the remaining term of the Series 1 Note.

During the quarter ended July 2, 2006 the fair value of the discount against the Series 2 note was recorded as an addition to paid-in capital after the Company’s Stockholders approved the issuance of the Series 2 Warrants at the annual stockholders meeting held on June 28, 2006. The discount will be amortized as additional interest expense using the effective interest method over the remaining term of the Series 2 Note.

Concentration of Credit Risk. The Company had cash deposits at U.S. banks and financial institutions, which exceeded federally insured limits at July 2, 2006. The Company is exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institution; however, the Company does not anticipate non-performance.

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

Derivatives. A derivative is an instrument whose value is “derived” from an underlying instrument or index such as a future, forward, swap, or option contract, or other financial instrument with similar characteristics, including certain derivative instruments embedded in other contracts (“embedded derivatives”) and for hedging activities. As a matter of policy, the Company does not invest in separable financial derivatives or engage in hedging transactions. However, complex transactions that the Company has entered into in order to finance the Initial Acquisition involved financial instruments containing certain features that have resulted in the instruments being deemed derivatives or containing embedded derivatives. The Company may engage in other similar complex transactions in the future. Derivatives and embedded derivatives, if applicable, are measured at fair value and marked to market through earnings, as required by SFAS 133. However, such new and/or complex instruments may have immature or limited markets. As a result, the pricing models used for valuation often incorporate significant estimates and assumptions, which may impact the level of precision in the financial statements.

Recently Issued Accounting Pronouncements. In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs (“SFAS No. 151”), which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005, which in the case of the Company is fiscal 2006. Adoption of SFAS 151 did not have a material impact on the Company’s financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”), which replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company on October 2, 2006, the beginning of the Company’s 52-week fiscal year ending September 30, 2007 (“fiscal 2007”). The Company is currently evaluating the effect that the adoption of SFAS No. 154 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP 115-1 and 124-1”), which clarifies when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 and 124-1 are effective for all reporting periods beginning after December 15, 2005. The Company does not anticipate that the implementation of these statements will have a significant impact on its financial position or results of operations.

In September 2005, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counter-Party (“EITF 04-13”). The issue provided guidance on the circumstances under which two or more inventory transactions with the same counter-party should be viewed as a single non-monetary transaction within the scope of APB Opinion No. 29, Accounting for Non-monetary Transactions. The issue also provided guidance on circumstances under which non-monetary exchanges of inventory within the same line of business should be recognized at fair value. EITF 04-13 will be effective for transactions completed in reporting periods beginning after March 15, 2006. The Company does not anticipate that the implementation of this EITF will have a significant impact on its financial position or results of operations.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“Interpretation No. 47”), which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing and/or method of settlement. The Company is required to adopt Interpretation No. 47 by the end of fiscal 2006. The Company does not anticipate that the implementation of Interpretation No. 47 will have a significant impact on its financial position or results of operations.

Note 2 – Acquisition of Optex Systems, Inc.

On December 30, 2005, the Company entered into an agreement with Optex and Timothy Looney, President and the then sole shareholder of Optex, pursuant to which the Company purchased 70% of the issued and outstanding common stock of Optex (the “Initial Acquisition”), thereby becoming its majority shareholder. Optex is a manufacturer of optical systems and components, largely for military applications.

Since the Initial Acquisition closed at the end of the last business day of the first fiscal quarter, revenue and expenses of Optex are only included in the Company’s Consolidated Statement of Operations for the subsequent 13-week and 26-week periods ended July 2, 2006. The transaction is reported in the Company’s Consolidated Balance Sheet as of July 2, 2006 and the Company’s Consolidated Statement of Cash Flows for the 39 weeks ended July 2, 2006. Concurrent with the Initial Acquisition, the Company and Mr. Looney also entered into an agreement whereby the Company would issue shares of its common stock to purchase the remaining 30% of the issued and outstanding common stock of Optex if such issuance was approved by the Company’s stockholders (the “Buyer Option”). Such approval was obtained on June 28, 2006.

In consideration for the Initial Acquisition, the Company made an initial cash payment to Mr. Looney of $14.0 million. An additional cash payment of $64,200 in consideration of the excess book value acquired over the target net book value specified in the stock purchase agreement was accrued in March 2006 and paid to Mr. Looney in April 2006 after completion of the audit of the financial statements of Optex for the fiscal year ended December 31, 2005. Mr. Looney also has the potential to receive up to an aggregate of $4.0 million in a cash earnout based upon the percentage of net cash flow generated from Optex’s business for fiscal 2006 and for each of the subsequent two fiscal years. The Company expects to exercise the Buyer Option and plans to issue to Mr. Looney 2,692,308 shares of the Company’s common stock as soon as practicable in consideration for purchase of the 30% of the outstanding capital stock of Optex held by him.

The Company made an allocation of the purchase price consideration for the Initial Acquisition of Optex among tangible and intangible assets acquired and liabilities assumed based upon the results of an audit of Optex, together with estimates of fair value as of December 30, 2005 determined by management with the assistance of independent valuation specialists. The excess of the purchase price over such values in the accompanying consolidated balance sheet at July 2, 2006 is presented as goodwill.

The following table sets forth the allocation of the purchase price consideration for the Initial Acquisition.

Assets:
Current assets		$7,880,900
Identifiable intangible assets		2,226,000
Other non-current assets		455,100

Total assets		10,562,000

Liabilities:
Current liabilities		2,234,000

Total Net Assets		8,328,000

Less: Minority interest – 30%		1,697,800

Acquired net assets		6,630,200
Purchase Price
Payment to seller	$14,000,000
Direct acquisition costs	1,057,500

		15,057,500

Excess purchase price reported as goodwill		$8,427,300

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

Useful Life in Years
Non-competition agreement	2
Contractual backlog	2
Program backlog	8

The amortization of identifiable intangible assets associated with the Initial Acquisition in the 13-week and 39-week periods ended July 2, 2006 was $177,800 and $355,700, respectively.

The following unaudited pro forma financial information for the 13-week and 39-week periods ended July 2, 2006 and July 3, 2005 reflect adjustments prepared as if the Initial Acquisition had occurred on October 3, 2004, rather than on December 30, 2005. The pro forma financial information is presented for information purposes only. Such information is based upon the standalone historical results of each company and does not reflect the actual results that would have been reported had the Initial Acquisition been completed when assumed, nor is it indicative of the future results of operations for the combined enterprise.

	13 Weeks Ended		39 Weeks Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Total revenues	$8,697,000	$10,709,000	$25,274,200	$29,655,100
Costs and expenses	10,139,600	10,601,800	30,972,900	30,390,200

Income/(loss) from operations	(1,442,600)	107,200	(5,698,700)	(735,100)
Minority interest	(130,000)	(163,200)	(279,700)	(526,400)
Net loss	$(1,572,600)	$(56,000)	$(5,978,400)	$(1,261,500)

Basic income/(loss) per share	$(0.08)	$0.00	$(0.31)	$0.07

Diluted income/(loss) per share	$(0.08)	$0.00	$(0.31)	$0.07

Included in Optex’s results of operations for the 39-week period ended July 2, 2006 are acquisition related costs of approximately $1,055,000, of which approximately $730,000 relate to bonuses and fees to settle former partnerships, and approximately $325,000 paid for acquisition related legal services. Had Optex not incurred such costs, the pro forma combined loss from continuing operations for the 39-week period ended July 2, 2006 would be $4,847,000, resulting in a basic and diluted loss per share of $0.25.

Note 3 – Convertible Debt and Common Stock Warrants

The Company’s Consolidated Balance Sheet at July 2, 2006 presents the Series 1 and Series 2 Senior Subordinated Secured Convertible Notes (collectively the “Notes”) discussed below as current liabilities because Pequot has notified the Company that failure to comply with various terms of the Securities Purchase Agreement under which the Company issued the Notes and related warrants, including a failure to maintain compliance with the financial covenants in the Company’s loan and security agreement with Square 1 Bank, constitute events of defaults under the Notes. The Company and Pequot are in negotiations to address these circumstances. (See Note 14.)

To finance the Initial Acquisition of Optex, on December 30, 2005 the Company entered into the Securities Purchase Agreement with Pequot and borrowed $10 million by issuing Pequot $10.0 million of Notes and four-year warrants to purchase 1,346,154 shares of the Company’s common stock at an exercise price of $3.10 per share (the “Warrants”). The Company issued the Notes in two series, both of which bear interest at 3.5% per annum, which rate is subject to potential reduction over time. The first series of Notes (the “Series 1 Notes”), with a face amount of $7,445,500, is repayable in quarterly interest-only payments beginning March 31, 2006 and continuing through December 30, 2007, followed by equal monthly principal payments plus interest through December 30, 2009. The second series of Notes (the “Series 2 Notes”), with a face amount of $2,554,500, is repayable in quarterly interest-only payments beginning March 31, 2006 and continuing through December 30, 2007 with the principal amount due on December 30, 2007.

The Series 2 Notes and the Series 2 Warrants were not convertible or exercisable into shares of the Company’s common stock until the Company’s stockholders approved issuance of common stock for such purposes, which occurred at the Company’s annual meeting on June 28, 2006. Also, the term of the Series 2 Notes became extendable through December 30, 2009 at the option of Series 2 Note holders on receiving such approval.

Subject to certain conditions and limitations, the Note holders may elect to receive principal and interest payments under the Notes in shares of unregistered common stock at a conversion price per share of $2.60. This conversion price and the Warrants’ exercise price are subject to adjustment for stock splits, stock dividends, recapitalizations and the like and for certain price dilutive issuances. Pequot deferred receipt of interest payments due March 31, 2006 on the Series 2 Notes until the vote of the Company’s stockholders. After the Company received stockholder approval to issue shares of common stock for payments on the Series 2 Notes, Pequot elected to receive common stock for the deferred interest. During the 13-week and 39-week periods ended July 2, 2006, the Company issued Pequot 52,178 shares and 77,009 shares of common stock, respectively, in payment of interest due under the Notes in the amounts of $109,900 and $175,000, respectively.

The Holders may require the Company to redeem or repurchase the Notes, generally at a value of 125% of the amounts outstanding thereunder, upon any of the following: (i) an event of default occurs under the Notes; (ii) the Company issues or incurs certain indebtedness; (iii) the Company issues equity securities under certain circumstances; or (iv) a change of control occurs. The Notes also include default provisions and negative covenants that prohibit a variety of actions without the approval of the holders of a majority of the outstanding principal amount of the Notes. Also, all amounts payable under the Notes become immediately due upon certain bankruptcy-related events occurring.

Certain of the Company’s majority-owned subsidiaries have guaranteed the Notes and provided a senior subordinated security interest in all or substantially all of their assets as collateral to secure such guarantees. The Company also has provided a senior subordinated security interest in all or substantially all of its assets to secure its obligations under the Notes, including the pledge of its shares of capital stock in certain of its subsidiaries. The Notes and the liens securing the Notes are subordinated to the senior bank debt also incurred by the Company to finance the Initial Acquisition of Optex as described in Note 4.

Because the number of shares issuable on conversion of the Series 1 Notes is subject to adjustment for certain price dilutive issuances, the Notes do not qualify as “conventional convertible” instruments under definitions in the accounting literature. Also, pursuant to the Securities Purchase Agreement, the Company must file and maintain the effectiveness of a registration statement with the SEC that permits holders of the Notes and Warrants to sell shares of the Company’s common stock issued as payments on or upon conversion of the Notes and upon exercise of the Warrants (the “Registration Rights Covenant”). Initially, the Securities Purchase Agreement required the Company to pay the Notes holders, in cash, a liquidated damages fee of 2% of the purchase price of the Notes each month if the Company did not comply with the Registration Rights Covenant. As a result, the maximum potential liquidated damages penalty payable in cash was greater than the difference in fair value between registered and unregistered shares. This situation constituted a potential uneconomic settlement alternative whereby the Company could have been required to settle the embedded conversion option contained in the Series 1 Notes as well as the Series 1 Warrants for cash. As a result, both the embedded conversion option in the Series 1 Notes and the Series 1 Warrants met the accounting definitions of derivative liabilities subject to SFAS No. 133 and related accounting pronouncements.

Accordingly, the Company separated the embedded conversion option and the Series 1 Note and recorded the embedded conversion option as a separate liability at its fair value at date of issue as determined by an independent appraisal firm. The Company also accounted for the Series 1 Warrants instrument as a separate liability at its fair value at date of issue, also determined by the independent appraisal firm. After this initial accounting, SFAS No. 133 required the Company to continue to adjust the carrying amount for both of these derivative liabilities to current market value at each reporting date, with the offsetting adjustment recorded through earnings.

On March 31, 2006, the Company and Pequot amended the Registration Rights Covenant to eliminate the liquidated damages feature that caused the embedded conversion feature of the Series 1 Notes and the Series 1 Warrants to be accounted for as derivative financial instruments. As a result, effective March 31, 2006, the Company ceased accounting for the embedded conversion option in the Series 1 Notes and the Series 1 Warrants as derivative liabilities subject to SFAS No. 133, and the Company: (a) was not required to adjust the carrying value of these financial instruments for changes in current market value subsequent to March 30, 2006; (b) combined the carrying value of the embedded conversion option with the carrying value of the Series 1 Notes; and (c) transferred the carrying value of the Series 1 Warrants to Stockholders’ Equity.

On June 28, 2006, after receiving approval of stockholders to issue shares of the Company’s common stock as payments on or upon conversion of the Series 2 Notes and upon exercise of Series 2 Warrants, the Company began accounting for the Series 2 Warrants as a separate financial instrument and assigned them a fair value of $264,800 as determined by an independent appraisal firm. This value was separated from the carrying value of the Series 2 Notes, resulting in a Series 2 Notes debt discount, and the Series 2 Warrants are now accounted for in Stockholders’ Equity.

Set forth below are the components of the Notes at July 2, 2006:

July 2, 2006
Series 1 Notes payable – face amount of $7,445,500 payable in quarterly interest only payments commencing March 31, 2006 through December 31, 2007, and subsequent equal monthly principal installments plus interest at an initial face rate of 3.5% per annum (effective rate 7.3%) over a period ending December 30, 2009.	$7,445,500
Series 2 Notes payable – face amount of $2,554,500 payable in quarterly interest only payments at an initial face rate of 3.5% per annum commencing March 31, 2006 through December 31, 2009, with the principal amount due on December 31, 2007, subject to extension to December 31, 2009 at the option of the holders. The note has a face rate of 3.5% per annum and an effective interest rate of 11.5%.	2,554,500
Less: Discount related to Warrants issued in securities purchase agreement together with Series 1 Notes payable	(832,300)
Less: Discount related to Warrants issued in securities purchase agreement together with Series 2 Notes payable	(263,900)

$8,903,800

Note 4 – Bank Debt

As an additional source of financing for the Initial Acquisition of Optex, on December 30, 2005, the Company entered into a loan and security agreement (the “Loan Agreement”) with Square 1 Bank, pursuant to which the Company closed a four-year $4.9 million term loan (the “Term Loan”) and established a $2.0 million revolving credit facility (the “Credit Facility”), of which $2.0 million was drawn down on December 30, 2005 for general working capital purposes. The Loan Agreement with this bank provides that the aggregate amount borrowed under both the Term Loan and the Credit Facility shall not exceed $7.0 million. The Company’s obligations under the Loan Agreement are secured by a first priority lien on all or substantially all of the Company’s assets, the assets of Optex and the capital stock of Optex acquired by the Company. The Term Loan must be repaid in 48 equal monthly installments commencing January 31, 2006, and is subject to acceleration upon the occurrence of certain events of default. On the earlier of the end of the Loan Agreement term or repayment in full of the Term Loan, the Company is required to pay Square 1 Bank a loan payoff fee equal to the greater of 50 basis points on the amount of the Term Loan funded and an amount calculated based on the spread in the trailing 90-day average closing market price of 84,860 shares of the Company’s common stock between the date of the Term Loan funding and the date of the loan payoff (the “Loan Payoff Fee”). As a result of approval by the Company’s stockholders on June 28, 2006, the Company has the discretion to pay the Loan Payoff Fee by issuing Square 1 Bank a four-year warrant to purchase up to an aggregate of 84,860 shares of unregistered common stock at an exercise price per share of $3.10. The Loan Payoff Fee must be accounted for as a derivative financial instrument subject to SFAS No. 133 and related accounting pronouncements. Accordingly, the Company has bifurcated the embedded Loan Payoff Fee and recorded the Loan Payoff Fee as a separate liability at its fair value at date of issue, which was determined using an option-pricing model. Pursuant to SFAS No. 133, this derivative liability will be adjusted to current market value at each reporting date, with the offsetting adjustment recorded through earnings.

The Term Loan bears interest at the prime rate plus a varying percentage between 1.50% and 2.50% based upon a debt service coverage ratio, and advances under the Credit Facility bear interest at 1.00% above the prime rate. The Loan Agreement includes affirmative covenants and default provisions, as well as negative covenants that prohibit a variety of actions without the lender’s approval. In March 2006, the Company renegotiated the covenants in the Loan Agreement to cure a default. The Company was advised by Square 1 Bank of non-compliance with the debt service coverage ratio covenant of the Loan Agreement in August 2006. The Company expects to be required by Square 1 Bank to implement financing actions designed to strengthen the Company’s ability to satisfy this covenant in the future. (See Note 14.) Pending the resolution of this circumstance, the Company has reclassified the principal balance of the Square 1 Bank Term Loan as a current obligation.

Set forth below are the components of the Loan Agreement at July 2, 2006:

July 2, 2006
Term Loan – Balance of $4,900,000 principal payable in equal monthly installments plus interest at face rate of 2.5%* over prime (as of July 2, 2006, the prime rate was 8.25%) over a period ending December 30, 2009	$4,389,600
Less: Discount related to loan Payoff Fee embedded in the Term Loan, stated at fair value	(58,200)

$4,331,400

* Pending cure of the event of default, the interest rate on borrowings under the Credit Facility increases by 5%.

Note 5 – Common Stock, Stock Option Plans, Employee Retirement Plan and Deferred Compensation Plan

During the 39-week period ended July 2, 2006, the Company issued an aggregate of 1,284,163 shares of common stock in various transactions. Of this amount, 542,731 shares of common stock were issued for cash, realizing aggregate gross proceeds of $961,100, and 741,432 shares were issued in non-cash transactions, largely in connection with contributions to certain of the Company’s benefit plans and payments of interest due in the aggregate amount of $1,749,600. These transactions are separately discussed below.

Cash Common Stock Transactions. Of the 542,731 shares issued for cash during the 39-week period ended July 2, 2006, 213,881 shares of common stock were issued for gross proceeds of $331,600 pursuant to the exercise of outstanding warrants. The remaining 328,850 shares of common stock issued for cash were issued as a result of the exercise of stock options during the same 39-week period, realizing gross proceeds of $629,500.

Non-Cash Common Stock Transactions. The 741,432 shares of common stock issued during the 39-week period ended July 2, 2006 in non-cash transactions were issued in the following amounts: (1) 505,623 shares were issued to effectuate an aggregate of $1,200,000 of non-cash contributions by the Company to the Company’s employee retirement plan, the Cash or Deferred & Stock Bonus Plan (“ESBP”), for fiscal 2006; (2) 100,000 shares were issued to make a $237,000 non-cash contribution by the Company to the Company’s Non-Qualified Deferred Compensation Plan for fiscal 2006; (3) 40,000 shares were issued in connection with a litigation settlement accrued in fiscal 2005; (4) 77,009 shares were issued to retire interest in the amount of $175,000 due on Series 1 and Series 2 Notes; (5) 17,500 restricted shares valued at $40,000 were issued as hiring inducements to new employees; and (6) 1,300 shares were issued by the Company as bonus stock to certain non-officer employees in consideration for past services rendered to the Company valued in the aggregate at $2,800. Of the fiscal 2006 contributions to the Company’s ESBP and Non-Qualified Deferred Compensation Plan, $950,900 was expensed through July 2, 2006 and the $486,100 balance is expected to be expensed during the fourth quarter of fiscal 2006. The value of these non-cash issuances of common stock was based on the closing sales price of the Company’s common stock as reported by the Nasdaq Capital Market on the dates that the various transactions were authorized by the Company’s Board of Directors.

Omnibus Incentive Plan. At the Company’s Annual Meeting of Stockholders in June 2006, the Company’s stockholders approved the Company’s 2006 Omnibus Incentive Plan (the “2006 Plan”), which is designed to serve as a comprehensive equity incentive program to attract and retain the services of individuals essential to the Company’s long-term growth and financial success. The 2006 Plan permits the granting of stock options (including both incentive and non-qualified stock options), stock-only stock appreciation rights, restricted stock and restricted stock units, performance awards of cash, stock or property, dividend equivalents and other stock grants. Upon approval of the 2006 Plan in June 2006, the Company’s 2003 Stock Incentive Plan, 2001 Compensation Plan, 2001 Non-Qualified Stock Option Plan, 2001 Stock Option Plan, 2000 Non-Qualified Stock Option Plan and 1999 Stock Option Plan (the “Prior Plans”) were terminated, but existing options issued pursuant to the Prior Plans remain outstanding in accordance with the terms of their original grants. The aggregate number of shares of Common Stock that may be issued under all stock-based awards made under the 2006 Plan is 1,900,000 shares. In addition, the number of shares of Common Stock reserved under the 2006 Plan will automatically be increased on the first day of each fiscal year, beginning on October 2, 2006, in an amount equal to the lesser of (a) 1,000,000 shares or (b) such lesser number as determined by the Board. Under the 2006 Plan, options and restricted stock may be granted to the Company’s employees, directors and bona fide consultants.

Employee Stock Benefit Plan. In October 2005, the Board of Directors authorized the Company to make a contribution to the Company’s ESBP in the amount of $1,000,000, which represented a contribution for fiscal 2006 equal to approximately 9.4% of the Company’s then expected gross salary and wages of its employees for fiscal 2006 prior to the effects of the Optex acquisition. In December 2005, the Board of Directors authorized the Company to make an additional contribution to the Company’s ESBP in the amount of $200,000, which adjusted the aggregate contribution for fiscal 2006 to approximately 9.7% of the Company’s then expected gross salary and wages for fiscal 2006 for its employees (including those of Optex) after giving effect to the Initial Acquisition of Optex. Historically, the Company has made contributions to the ESBP of approximately 10% or more of gross salary and wages in each fiscal year. The Board of Directors may make an additional contribution to the ESBP later in fiscal 2006 to achieve at least this historical level once expected gross salary and wages for fiscal 2006 are known more precisely. As has generally been the Company’s prior practice, the $1,200,000 aggregated contribution for fiscal 2006 was made in shares of the Company’s common stock valued at the closing sales price of the Company’s common stock as reported by the Nasdaq Capital Market on the date that the contributions were authorized by the Board of Directors. Of the fiscal 2006 contributions, $773,100 was amortized in the 39-week period ended July 2, 2006. The $426,900 portion of the fiscal 2006 contribution that had not been amortized at July 2, 2006 has been recorded as a prepaid ESBP contribution in equity and will be amortized over the remaining quarter of fiscal 2006. Pursuant to the ESBP provision, vesting requirements are met as services are performed and fulfilled at each fiscal year end.

Deferred Compensation Plan. The Company maintains a deferred compensation plan, the Non-Qualified Deferred Compensation Plan, for certain key employees with long-term service with the Company. Annual contributions of common stock of the Company are made to a Rabbi Trust under such plan to be held for the benefit of the deferred compensation plan participants. In October 2005, the Board of Directors authorized the fiscal 2006 contribution to the deferred compensation plan in the amount of 100,000 shares of common stock valued at $237,000. Of this contribution, $177,800 was amortized in the 39-week period ended July 2, 2006. The $59,200 portion of the fiscal 2006 contribution that had not been amortized at July 2, 2006 has been recorded as a prepaid contribution in equity and will be amortized over the remaining two quarters of fiscal 2006. Participants’ potential distributions from the Rabbi Trust represent unsecured claims against the Company. The Rabbi Trust was established by the Company and is subject to creditors’ claims. Shares in this plan may be distributed to each plan beneficiary when they retire from service at an age permitted under the Company’s ESBP.

Note 6 – Loss per Share

The Company has excluded from the computation of diluted net loss per common share the maximum number of shares issuable pursuant to outstanding, in-the-money stock options and warrants totaling 1,820,800 shares and 3,718,300 shares of common stock as of July 2, 2006 and July 3, 2005, respectively, because the Company had a loss from continuing operations for the periods presented and to include the representative share increments would be anti-dilutive. Accordingly, for the periods presented basic and diluted net loss per common share are computed based solely on the weighted average number of shares of common stock outstanding for the respective periods and are the same.

Note 7 – Inventories, Net

Net inventories are shown below, segregated between those attributable to Optex and those attributable to the Company’s historical operations, described as “Costa Mesa.”

Inventories, net consisted of the following:

	July 2, 2006	October 2, 2005
Raw materials, Optex	$1,576,100	$—
Raw materials, Costa Mesa	619,800	—
Work in process, Costa Mesa	5,089,500	4,376,700
Work in process, Optex	4,092,900	—
Finished goods, Costa Mesa	58,400	62,600
Finished goods, Optex	134,700	—

	11,571,400	4,439,300
Less reserve for obsolete inventory	(3,821,600)	(3,275,000)

Inventories, net	$7,749,800	$1,164,300

Title to all inventories remains with the Company. Inventoried materials and costs relate to: work orders from customers; the Company’s generic module parts and memory stacks; and capitalized material, labor and overhead costs expected to be recovered from probable new research and development contracts. Work in process includes amounts that may be sold as products or under contracts. Such inventoried costs are stated generally at the total of the direct production costs including overhead. Inventory valuations do not include general and administrative expenses. Inventories are reviewed quarterly to determine salability and obsolescence. The net book value of capitalized pre-contract costs, which gross costs are included in the caption “Work in process, Costa Mesa,” at July 2, 2006 and October 2, 2005 was $1,258,200 and $462,500, respectively.

During the course of preparing the financial statements for the 13-week period ended July 2, 2006, the Company discovered that $190,000 of adjusted standard costs of Optex’s finished goods inventory acquired December 30, 2005 had not been fully relieved for Optex’s product sales during the 13-week period ended April 2, 2006. Under the provisions of SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”), the Company analyzed the errors for each period affected. After carefully assessing the effect of this error on previously reported earnings and the effect of recording a total cumulative correcting adjustment in the 13 weeks ended July 2, 2006, management determined that the errors were not material to the financial statements for the 13-week and 39-week periods ended July 2, 2006. Accordingly, a cumulative correcting adjustment of $379,400 was recorded in the 13-weeks ended July 2, 2006, resulting in an increase in cost of product sales for that period and a decrease in inventory on the Consolidated Balance Sheets.

Note 8 – Reportable Segments and Major Customers

Pursuant to the Company’s reorganization of its operations in fiscal 2003 to consolidate its administrative, marketing and engineering resources and to reduce expenses, the Company began to manage its operations in the fiscal year ended October 3, 2004 (“fiscal 2004”) in two reportable segments, the contract research and development segment and the product segment. Effective January 2, 2006, the Company added a third reportable segment, that of Optex.

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

Optex, a product oriented company, manufactures and sells optical systems and equipment for military applications and is managed by the Company as a separate segment. Optex’s products are sold both to defense agencies and to contractors to those defense agencies and are largely intended for use on military land vehicles.

The Company’s management evaluates financial information to separately review the performance of the Company’s research and development contract business, the Company’s Costa Mesa product business and Optex’s product business, but only to the extent of the revenues and the cost of revenues of the three segments. Because the various indirect expense operations of the Company, as well as its assets, now support all of its revenue-generating operations in a matrix manner, frequently in circumstances in which a distinction between research and development contract support and support of the two product segments is difficult to identify, segregation of these indirect costs and assets is impracticable. The revenues and gross profit or loss of the Company’s two reportable Costa Mesa business segments for the 13-week and 39-week periods ended July 2, 2006 and July 3, 2005 are shown in the following table. Optex sales and gross profit are included in the table for the 13-week period ended July 2, 2006 and for 26 weeks of the 39 weeks ended July 2, 2006. Since the Initial Acquisition of Optex did not occur until December 30, 2006, Optex’s results were not consolidated with those of the Company during the 13 week period ended January 1, 2006 and for the 13-week and 39-week periods ended July 3, 2005. The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies.

	13 Weeks Ended		39 Weeks Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Contract research and development revenue	$4,095,000	$5,598,900	$11,668,600	$14,548,700
Cost of contract research and development revenue	3,071,700	4,078,400	9,484,900	10,857,100

Gross profit	$1,023,300	$1,520,500	$2,183,700	$3,691,600

Costa Mesa product sales	$359,600	$568,900	$1,069,800	$1,780,600
Cost of Costa Mesa product sales	256,100	488,400	847,500	1,523,400

Gross profit (loss)	$103,500	$80,500	$222,300	$257,200

Optex product sales	$4,239,500	—	$8,556,900	—
Cost of Optex product sales	3,856,800	—	7,383,900	—

Gross profit	$382,700	—	$1,173,000	—

Reconciliations of segment product sales to product sales are as follows:

	13 Weeks Ended		39 Weeks Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Costa Mesa product sales	$359,600	$568,900	$1,069,800	$1,780,600
Optex product sales	4,239,500	—	8,556,900	—

Product sales	$4,599,100	$568,900	$9,626,700	$1,780,600

Reconciliations of segment revenues to total revenues are as follows:

	13 Weeks Ended		39 Weeks Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Contract research and development revenue	$4,095,000	$5,598,900	$11,668,600	$14,548,700
Product sales	4,599,100	568,900	9,626,700	1,780,600
Other revenue	2,900	31,000	40,200	73,300

Total revenues	$8,697,000	$6,198,800	$21,335,500	$16,402,600

Reconciliations of segment gross profit to loss before minority interest and provision for income taxes are as follows:

	13 Weeks Ended		39 Weeks Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Contract research and development segment gross profit	$1,023,300	$1,520,500	$2,183,700	$3,691,600
Costa Mesa product segment gross profit	103,500	80,500	222,300	257,200
Optex product segment gross profit	382,700	—	1,173,000	—

Net segment gross profit	1,509,500	1,601,000	3,579,000	3,948,800
Add (deduct)
Other revenue	2,900	31,000	40,200	73,300
General and administrative expense	(2,422,800)	(1,515,400)	(7,164,400)	(4,663,600)
Research and development expense	(174,300)	(151,500)	(322,100)	(666,100)
Interest expense	(349,800)	(11,400)	(801,200)	(30,500)
Loss on disposal of assets	—	—	(317,800)	—
Gain (loss) on disposal of assets	1,100	2,300	1,100	(4,000)
Interest and other income	500	200	2,300	9,000

Loss from continuing operations before minority interest and provision for income taxes	$(1,432,900)	$(43,800)	$(4,982,900)	$(1,333,100)

The major customers for the Company’s research and development business segment in both the 39-week periods ended July 2, 2006 and July 3, 2005 were all agencies or laboratories of the U.S. government or U.S. government contractors. Such customers in the aggregate accounted for approximately 51% of the Company’s total revenues in the current year 39-week period and 87% of the Company’s total revenues in the 39 weeks ended July 3, 2005. Approximately 17% and 13% of total revenues were realized from research and development contracts with the Defense Advanced Research Projects Agency (“DARPA”) and the U.S. Army, respectively, in the current year 39-week period. Total revenues realized from research and development contracts with the SAIC, a government contractor, the U.S. Army and DARPA were 33%, 17% and 14%, respectively, in the 39 weeks ended July 2, 2005. No other research and development customer accounted for more than 10% of the Company’s total revenues during the 39-week periods ended July 2, 2006 and July 3, 2005.

After the Initial Acquisition of Optex, the major customers for the Company’s product business segments also were agencies of the U.S. government or U.S. government contractors. Such customers in the aggregate accounted for approximately 42% of the Company’s total revenues in the 39-week period ended July 2, 2006. Approximately 14% and 17% of total revenues were realized from Optex’s product sales to General Dynamics and the U.S. Army, respectively, in the current year 39-week period. In the comparable 39-week period of fiscal 2005, there were no product customers that accounted for more than 10% of total revenues.

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

Estimated Useful Life in Years
Non-competition agreement	2
Contractual backlog	2
Program backlog	8
Software	3
Patents and trademarks	10

The Company reviews these intangible assets for impairment when and if impairment indicators occur in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. At July 2, 2006, management believed no indications of impairment existed.

Intangible assets, net at July 2, 2006 and October 2, 2005 are as follows:

	July 2, 2006		October 2, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-competition Agreement	$56,000	$(14,000)	$—	$—
Contractual backlog	1,099,000	(274,800)	—	—
Program backlog	1,071,000	(66,900)	—	—
Software	2,760,300	(1,756,000)	2,146,500	(1,509,200)
Patents and trademarks	1,295,600	(482,700)	1,145,700	(392,700)

Total	$6,281,900	$(2,594,400)	$3,292,200	$(1,901,900)

The intangible asset amortization expense for the 39-week period ended July 2, 2006 was $692,500. The intangible amortization expense for the 39-week period ended July 3, 2005 was $81,900.

The unamortized balance of intangible assets at July 2, 2006 is estimated to be amortized as follows:

For the Fiscal Year	Estimated Amortization Expense
2006 (remainder of year)	$447,000
2007	1,392,000
2008	588,800
2009	247,700
2010	235,400
2011	235,400
Thereafter	541,200

Note 11 – Discontinued Operations

In September 2005, the Company made the decision to no longer sell the products of its Novalog subsidiary. Consequently, the accompanying consolidated financial statements reflect Novalog as discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets. The results of operations and cash flows of Novalog’s business have been classified as discontinued for all periods presented. The statement of cash flows for the 39-week period ended July 3, 2005 has been restated to segregate the effect of Novalog’s discontinued operations on the cash flows from operating, investing and financing activities. Novalog had total revenues of $6,300 and $97,800 in the 13 weeks and 39 weeks ended July 3, 2005, respectively, and $0 in both the 13 weeks and 39 weeks ended July 2, 2006.

Note 12 – Related Party Transactions

In December 2005, the Company amended and restated its consulting agreement entered into in May 2005 and amended in August 2005, with one of the Company’s directors, Chris Toffales, and his consulting firm, CTC Aero, LLC, which he is sole owner. The December 2005 amendment extended the term of the agreement from one year to three years, increased the monthly consulting fee for business development services from $15,000 to $21,000 per month and changed the terms for payment of any success fee that may be earned by CTC Aero and Mr. Toffales in connection with potential acquisition activities of the Company. Pursuant to the December 2005 amendment, future acquisition success fees, if any, will be payable in unregistered shares of the Company’s common stock in an amount equal to between 5% and 1% of the total purchase price paid by the Company for such acquisition, which percentage decreases are based upon the total acquisition purchase price, and valued at the same per share purchase price as agreed upon in the applicable acquisition. The minimum success fee, if any, remains unchanged by the December 2005 amendment at $150,000. The Company also will pay an additional amount in cash equal to 35% of the success fee. Pursuant to this consulting agreement, CTC Aero and Mr. Toffales earned a success fee of $500,000 in connection with the Initial Acquisition of Optex, which fee is a portion of the total purchase price of the Optex transaction and is included in accrued expenses within the accompanying consolidated balance sheet. (See Note 2.) Although this fee currently is payable in cash, the Company has received stockholder approval to pay this fee with 192,308 shares of Common Stock in lieu of cash. If Mr. Toffales or CTC Aero elect to receive this fee in Common Stock, an additional $175,000 in cash will be paid to Mr. Toffales or CTC Aero to offset the tax consequences of the stock payment pursuant to the December 2005 amendment to the consulting agreement. CTC Aero also earned a fee of $127,500 in connection with the private placement of the convertible debt entered into by the Company to partially finance the Initial Acquisition of Optex, which was paid by the debt holders. (See Note 3). In the 39 weeks ended July 2, 2006, Mr. Toffales also earned $15,000 for due diligence services provided in connection with the Initial Acquisition of Optex and $135,000 for the provision of strategic planning and business development services.

In December 2005, the Company entered into the Initial Acquisition of Optex and purchased 70% of the issued and outstanding capital stock of Optex from Timothy Looney for the following consideration: (a) an initial cash payment of $14.0 million; (b) an additional $64,200 which was paid in July 2006 after completion of Optex’s 2005 audit; and (c) a potential payment of up to an additional $4.0 million in a cash earnout based upon the percentage of net cash flow generated from the Optex business for fiscal 2006 and each of the subsequent two fiscal years. The Company also entered into the Buyer Option agreement with Mr. Looney, whereby the Company agreed to purchase the remaining 30% of the issued and outstanding capital stock of Optex from Mr. Looney if certain conditions were met, including the approval by the Company’s stockholders of the issuance to Mr. Looney of 2,692,308 shares of the Company’s Common Stock as consideration for the exercise of the Buyer Option. In connection with the transaction in December 2005, Mr. Looney became an officer of the Company and remains an officer and director of Optex. The Company expects to exercise the Buyer Option and plans to issue to Mr. Looney 2,692,308 shares of the Company’s common stock as soon as practicable in consideration for purchase of the 30% of the outstanding capital stock of Optex held by him. The Company is required to file a registration statement covering the potential resale of those shares by Mr. Looney. As a result of this planned issuance, Mr. Looney will become a greater than 10% stockholder of the Company.

In order to finance the Initial Acquisition of Optex, in December 2005, the Company closed a private placement with Pequot consisting of senior subordinated secured convertible Notes in the original aggregate principal amount of $10.0 million and issued to Pequot four-year Warrants to purchase an aggregate of 1,346,154 shares of the Company’s Common Stock at an exercise price of $3.10 per share. The Notes were issued in two series, both of which bear interest at 3.5% per annum, which rate is subject to potential reduction over time. One series of Notes, with an aggregate face amount of $7,445,493, matures in four years, and the other series of Notes, with an aggregate face amount of $2,554,507, initially matured in two years, but subsequent to approval by stockholders of payment of principal and interest in shares of the Company’s Common Stock, the maturity date of the second series of Notes also became four years. The principal and interest under the Notes is convertible into shares of Common Stock at a conversion price per share of $2.60 and the Warrants are exercisable for shares of Common Stock at an exercise price per share of $3.10, subject to adjustment for stock splits, stock dividends, recapitalizations and the like and for certain price dilutive issuances. The financing expected to be required to meet the requirements of the Company’s senior bank debt will likely trigger the price anti-dilution features of the Notes and Warrants, unless waived by the Note and Warrant holders. (See Note 14.) Subject to certain conditions and limitations, the principal and interest under the Notes also may be repaid with shares of Common Stock. The conversion and exercise of the Notes and Warrants into an aggregate number of shares of Common Stock exceeding 19.99% of the Company’s outstanding Common Stock prior to the closing of the private placement has been approved by the Company’s stockholders. As a result of the private placement, Pequot became a beneficial owner of greater than 10% of the Company’s Common Stock.

Note 13. – Income Taxes

Optex was formed in 1987 as a Texas S Corporation, and through December 30, 2005, it was not required to pay federal income taxes as a result of the election of S Corporation status. Optex’s taxable income or loss for such periods is reflected on the individual shareholder’s personal tax return. As a result of its former sole shareholder selling 70% of the outstanding common stock to the Company, Optex automatically converted to a Texas C Corporation effective December 31, 2005, subject to separate corporate income taxation. Management believes government contract accounting regulations require an allocation of parent company (Irvine Sensors) costs to an operating subsidiary such as Optex. The estimated amount of such required allocation for the 13-week period and 39-week periods ended July 2, 2006 was $288,500 and $690,300, respectively, which was greater than Optex’s pre-tax income from continuing operations for those periods prior to such allocation. Accordingly, management believes that Optex is not likely to incur a material tax liability for fiscal 2006, and no provision for Optex income taxes has been recorded in the accompanying financial statements.

Note 14. – Subsequent Event

In August 2006, the Company’s senior lender, Square 1 Bank, advised the Company that it was not in compliance with one of its debt covenants under the loan and security agreement with the bank, and notified the Company that the bank would not extend any further credit under the Company’s revolving line of credit while such non-compliance remained in effect. At July 2, 2006, the Company’s revolving line of credit was fully extended to its $2 million limit. Square 1 Bank also advised the Company that it expected to require the Company to raise a minimum of an additional $3 million of equity or subordinated debt financing and to use $2 million of the proceeds of such financing to partially pay down Square 1 Bank’s term loan. In addition, while the term loan is outstanding, the bank also indicated that it expects to require the Company to maintain a minimum cash balance of $1 million in its accounts until the Company has demonstrated three months of sustained compliance with Square 1 Bank’s debt service and profitability covenants. Until the financing cures are implemented, the Company’s interest rate on borrowings from Square 1 Bank increases by 5%. As a result of these circumstances, the Company also received a notice from Pequot advising that the non-compliance with the Square 1 Bank debt covenant constitutes a default under the terms of the Pequot Notes. The Company and Pequot are negotiating conditions to cure this cross-default, which include meeting the requirements of Square 1 Bank.

The Company is seeking the financing required to meet Square 1 Bank’s expected requirements and cure these defaults. If such a financing requires equity issuances of common stock valued at more than $2 million (a “Financing”), the price anti-dilution features of the Pequot Notes and Warrants would be invoked, unless waived by the Note and Warrant holders. A Financing based on the closing sales price of the Company’s common stock on the Nasdaq Capital Market during the first ten trading days of August 2006 would likely result in an increase in excess of two million shares in the number of shares of common stock issuable pursuant to conversion of the Pequot Notes. In addition, the Company would be required to recognize a beneficial conversion feature in the Notes, the value of which would be transferred from the carrying value of the Notes to paid-in-capital, resulting in a increase in the interest imputed to the Notes over their life calculated by using the effective interest method. The amount of such additional imputed interest expense would be equal to the value of the number of additional shares issuable upon conversion of the Notes valued at $2.39 per share, the closing sales price of the Company’s common stock on December 30, 2005, the issuance date of the Notes. In the event of a Financing, the exercise price of the Pequot Warrants would be reduced from $3.10 per share to a price per share equal to that realized by the Financing. The Company cannot assure that it will be able to secure a financing that will satisfy Square 1 Bank’s expected requirements on acceptable terms, on a timely basis or at all. Because of the Company’s events of default on both the Square 1 Bank Credit Facility and Pequot notes payable, it has reclassified the principal balance of its senior bank term loan and its convertible debt, net of discounts, as current obligations in the accompanying consolidated balance sheet.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains forward-looking statements regarding Irvine Sensors which include, but are not limited to, statements concerning projected revenues, expenses, gross profit and income, mix of revenue, the success of our Optex acquisition and its relative contribution to our results of operations, the need for additional capital, our renegotiation of our bank agreements and remedy of our events of default thereunder and under the Pequot notes, potential contract awards and related funding of such awards, market acceptance of our products and technologies, the competitive nature of our business and markets, the success and timing of new product introductions and commercialization of our technologies, product qualification requirements of our customers, our significant accounting policies estimates, and the outcome of expense audits. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “estimates,” “should,” “may,” “will”, “with a view to” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Such factors include, but are not limited to the following:

•	our ability to satisfy or renegotiate our debt covenants, including the need to remedy our event of default;

•	our ability to successfully integrate the operations of Optex and any other companies or businesses we acquire;

•	our ability to secure additional research and development contracts;

•	governmental agendas and budget issues and constraints;

•	our ability to obtain expected and timely procurements resulting from existing contracts;

•	our ability to introduce new products, gain broad market acceptance for such products and ramp up manufacturing in a timely manner;

•	the pace at which new markets develop;

•	new products or technologies introduced by our competitors, many of whom are bigger and better financed than us;

•	our ability to successfully execute our business plan and control costs and expenses;

•	the availability of additional financing on acceptable terms in a timely manner;

•	our ability to establish strategic partnerships to develop our business;

•	our limited market capitalization;

•	general economic and political instability; and

•	those additional factors which are listed under the section “Risk Factors” at Part II, Item 1A of this report.

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

In December 2005, we completed the initial acquisition (the “Initial Acquisition”) of 70% of the outstanding capital stock of Optex, a privately-held manufacturer of telescopes, periscopes, lenses and other optical systems and instruments whose customers are primarily agencies of and prime contractors to the U.S. Government. In consideration for the Initial Acquisition, we made an initial cash payment to the sole shareholder of Optex, Mr. Looney, in the amount of $14.0 million and made an additional cash payment of $64,200 in April 2006 upon completion of the audit of Optex’s financial statements for the year ended December 31, 2005. We may also be required to pay to Mr. Looney cash earnout payments in the aggregate amount up to $4.0 million based upon the net cash generated from the Optex business for fiscal 2006 and each of two subsequent fiscal years.

In connection with the Initial Acquisition, we entered into an agreement with Mr. Looney, pursuant to which we agreed to purchase the remaining 30% of the capital stock of Optex held by Mr. Looney (the “Buyer Option”), subject to stockholder approval, which approval was received in June 2006. We intend to exercise the Buyer Option and plan to issue to Mr. Looney 2,692,308 shares of our common stock as soon as practicable in consideration for the purchase of the 30% of the outstanding common stock of Optex held by him.

Optex had product sales of approximately $18.9 million and net pre-tax income of approximately $1.2 million in calendar year 2005. Optex’s products range from simple subassemblies to complex systems comprised of opto-mechanical and electro-optical products, virtually all of which are built pursuant to customer-supplied designs. Many of its products are sold pursuant to multi-year, fixed-price contracts, with pre-negotiated cost-inflation features, that are procured competitively by the military services or by prime contractors to the military services. In recent years, Optex has increased sales of its products both because of the increased attrition of equipment mounted on military land vehicles engaged in on-going conflicts and also because of increased market share resulting from successes in competitive procurements. Much of the recent growth in Optex’s sales has been derived from increases in sales to prime contractors. Optex has an extended history of profitable operations. The Initial Acquisition of Optex was financed by a combination of $4.9 million of senior secured debt from Square 1 Bank under a term loan and $10.0 million of senior subordinated secured convertible notes from two private equity funds, which are sometimes referred to in this report collectively as “Pequot”. As a result of the Initial Acquisition and expected exercise of the Buyer Option, Optex will become our wholly-owned subsidiary.

Except for fiscal years 1999 through 2001 when we generated significant commercial product sales of wireless infrared tranceivers through our Novalog subsidiary, we have historically derived a substantial majority of our total revenues from government-funded research and development rather than from product sales. Optex has also historically derived most of its revenues from product sales to government agencies or prime contractors. Accordingly, we anticipate that a substantial majority of our total revenues will continue to be derived from government-funded sources in fiscal 2006 and the immediately foreseeable future thereafter. Prior to fiscal 2005, with a few exceptions, our government-funded research and development contracts were largely early-stage in nature and relatively modest in size. As a result, our revenues from this source were not significantly affected by changes in the U.S. defense budget. In fiscal 2005, we received several contract awards that we believe may eventually have the potential to lead to government production contracts, which we believe could be both larger and more profitable than government funded research and development contracts. As a result, our contract research and development revenues improved to a substantial degree in fiscal 2005. Our current marketing efforts are focused on government programs that we believe have the potential to substantially sustain this improved level of contract research and development and the possible transition to government production contracts. Because of this focus and our recent acquisition of Optex, our future revenues may become more dependent upon U.S. defense budgets, funding approvals and political agendas for the foreseeable future. We are also attempting to increase our revenues from product sales by introducing new products with commercial applications, in particular, miniaturized cameras and stacked computer memory chips. We are currently transitioning into a new generation of such products, with a view to increasing our product sales, but we cannot assure you that we will be able to complete development, successfully launch or profitably manufacture and sell any such products on a timely basis, if at all. We use contract manufacturers to produce these products, and all of our other current operations, except those of Optex, occur at a single, leased facility in Costa Mesa, California. Optex manufactures its products at a leased facility in Richardson, Texas.

Our historical business prior to the acquisition of Optex has a history of unprofitable operations largely as a result of discretionary investments that we have made to commercialize our technologies and to maintain our technical staff and corporate infrastructure at levels that we believed were required for future growth. Our investments to commercialize our technologies have yet to produce sustainable, profitable product sales. With respect to our investments in staff and infrastructure, the advanced technical and multi-disciplinary content of our proprietary technologies places a premium on a stable and well-trained work force. As a result, we tend to maintain our work force even when anticipated government contracts are delayed, a circumstance that occurs with some frequency and that results in under-utilization of our labor force for revenue generation from time to time. We believe that this pattern can be overcome by the achievement of greater contract backlog and are seeking growth in our research and development contract revenue to that end. We achieved significant growth in such revenue in fiscal 2005 and substantially improved our results of operations. To date, however, we have not yet achieved the level of sustained revenue required to predictably result in profitable operations and our operating results in fiscal 2006 have been affected by delays in receipt of research and development contracts for which we had received notice of award early in the fiscal year. Such delays are unpredictable, but represent a recurring, characteristic of our research and development contract business. Our ability to recover our investments through the cost-reimbursement features of our government contracts are subject to both regulatory and competitive pricing considerations.

In the past, we have maintained separate operating business units, including our subsidiaries that were separately managed, with independent product development, marketing and distribution capabilities. However, during fiscal year ended September 28, 2003 (“fiscal 2003”), we reorganized our operations to consolidate our administrative, marketing and engineering resources and to reduce expenses. In fiscal 2005 and for the 39 weeks ended July 2, 2006, none of our previous historical subsidiaries accounted for more than 10% of our total revenues. However, Optex accounted for approximately 49% and 40% of our total revenues in the 13 weeks and 39 weeks ended July 2, 2006, respectively, and is expected to continue to account for a substantial portion of our total revenues in subsequent reporting periods. Also, none of our subsidiaries except Optex account for more than 10% of our total assets or have separate employees or facilities. We currently report our operating results and financial condition classified between our research and development business and our product business. In fiscal 2005, we discontinued the operations of our Novalog subsidiary. We have restated all financial statements and schedules of the Company to give effect to this discontinuation and report Novalog as a discontinued operation. (See Note 11 of Notes to Condensed Consolidated Financial Statements).

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

Revenue Recognition. Our consolidated total revenues during the first 39 weeks of fiscal 2006 included a substantial contribution from contracts to develop prototypes and provide research, development, design, testing and evaluation of complex detection and control defense systems. Our research and development contracts are usually cost reimbursement plus a fixed fee or fixed price with billing entitlements based on the level of effort we expended. For such research and development contracts, we recognize revenues as we incur costs and include applicable fees or profits primarily in the proportion that costs incurred bear to estimated final costs. Upon the initiation of each such contract, a detailed cost budget is established for direct labor, material, subcontract support and allowable indirect costs based on our proposal and the required scope of the contract as may have been modified by negotiation with the customer, usually a U.S. government agency or prime contractor. A program manager is assigned to secure the needed labor, material and subcontract in the program budget to achieve the stated goals of the contract and to manage the deployment of those resources against the program plan. Our accounting department collects the direct labor, material and subcontract charges for each contract on a weekly basis and provides such information to the respective program managers and senior management.

The program managers review and report the performance of their contracts against the respective program plans with our senior management, including our Chief Executive Officer, on a monthly basis. These reviews are summarized in the form of estimates of costs to complete the contracts (“ETCs”). If an ETC indicates a potential overrun against budgeted program resources, it is the responsibility of the program manager to revise the program plan in a manner consistent with the customer’s objectives to eliminate such overrun and to seek necessary customer agreement to such revision. To mitigate the financial risk of such re-planning, we attempt to negotiate the deliverable requirements of our research and development contracts to allow as much flexibility as possible in technical outcomes. Given the inherent technical uncertainty involved in research and development contracts, in which new technology is being invented, explored or enhanced, such flexibility in terms is frequently achievable. When re-planning does not appear possible within program budgets, senior management makes a judgment as to whether we plan to supplement the customer budget with our own funds or whether the program statement of work will require the additional resources to be expended to meet contractual obligations. If either determination is made, we record an accrual for the anticipated contract overrun based on the most recent ETC of the particular contract.

We provide for anticipated losses on contracts by recording a charge to income during the period in which a potential for loss is first identified. We adjust the accrual for contract losses quarterly based on the review of outstanding contracts. Upon completion of a contract, we reduce any associated accrual of anticipated loss on such contract as the previously recorded obligations are satisfied. Costs and estimated earnings in excess of billings under government contracts are accounted for as unbilled revenues on uncompleted contracts and are stated at estimated realizable value.

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

We recognize revenue from product sales, both in our historical operations in Costa Mesa, California and at Optex, upon shipment, provided that the following conditions are met:

•	there are no unfulfilled contingencies associated with the sale;

•	we have a sales contract or purchase order with the customer; and

•	we are reasonably assured that the sales price can be collected.

The absence of any of these conditions would cause revenue recognition to be deferred.

Inventory. Inventories are stated at the lower of cost or market value. Each quarter, we evaluate our inventories for excess quantities and obsolescence. We write off inventories that are considered obsolete and adjust remaining inventory balances to approximate the lower of cost or market value. The valuation of inventories at the lower of cost or market requires us to estimate the amounts of current inventories that will be sold. These estimates are dependent on our assessment of current and expected orders from our customers.

Costs on long-term contracts and programs in progress generally represent recoverable costs incurred. The marketing of our research and development contracts involves the identification and pursuit of contracts under specific government budgets and programs. We are frequently involved in the pursuit of a specific anticipated contract that is a follow-on or related to an existing contract. We often determine that it is probable that a subsequent award will be successfully received, particularly if continued progress can be demonstrated against anticipated technical goals of the projected new program while the government goes through its lengthy approval process required to allocate funds and award contracts. When such a determination occurs, we capitalize material, labor and overhead costs that we expect to recover from a follow-on or new contract. Due to the uncertainties associated with new or follow-on research and development contracts, we maintain significant reserves for this inventory to avoid overstating its value. We have adopted this practice because we believe that we are typically able to more fully recover such costs under the provisions of government contracts by direct billing of inventory rather than by seeking recovery of such costs through permitted indirect rates, which may be more vulnerable to competitive market pressures.

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

Goodwill, Intangible Assets, and Other Long-Lived Assets. We record the assets acquired and liabilities assumed in business combinations at their respective fair values at the date of acquisition, with any excess purchase price recorded as goodwill. Because of the expertise required to value intangible assets, we typically engage independent valuation specialists to assist us in determining those values. Valuation of intangible assets requires us to make significant estimates and assumptions including, but not limited to, estimating future cash flows from product sales, developing appropriate discount rates, continuation of customer relationships and renewal of customer contracts, and approximating the useful lives of the intangible assets acquired. To the extent actual results differ from these estimates, our future results of operations may be affected.

We review the recoverability of the carrying value of goodwill on an annual basis or more frequently when an event occurs or circumstances change to indicate that an impairment of goodwill has possibly occurred. Our determination of whether any potential impairment of goodwill exists is based upon a comparison of the fair value of a reporting unit to the accounting value of the underlying net assets of such reporting unit. To determine the fair value of a reporting unit, we review the market value of our outstanding common stock based upon its average and closing stock prices, as well as subjective valuations for the reporting unit based on multiples of sales, earnings before interest, taxes, depreciation and amortization (“EBITDA”), earnings before interest and taxes (“EBIT”) and other valuation metrics. If the fair value of the reporting unit is less than the accounting value of the underlying net assets, goodwill is deemed impaired and an impairment loss is recorded to the extent that the carrying value of goodwill is less than the difference between the fair value of the reporting unit and the fair value of all its underlying identifiable assets and liabilities. While we do not believe that any portion of our recorded goodwill is presently impaired, any future impairment of our goodwill could have a material adverse affect on our financial position and results of operations.

Purchased intangible assets with determinable useful lives are carried at cost less accumulated amortization, and are amortized using the straight-line method over their estimated useful lives. From time to time, but at least annually, we review the recoverability of the carrying value of identified intangibles and other long-lived assets, including fixed assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon the forecasted undiscounted future net cash flows that we expect to result from the use of such asset and its eventual disposition. Our estimate of future cash flows is based upon, among other things, certain assumptions about our expected future operating performance, growth rates and other factors. The actual cash flows realized from these assets may vary significantly from our estimates due to increased competition, changes in technology, fluctuations in demand, consolidation of our customers and reductions in average selling prices, among other things. If we determine that the carrying value of an asset is not recoverable from future operating cash flows, the asset is deemed impaired and we recognize an impairment loss to the extent the carrying value exceeds the estimated fair market value of the asset. While we do not believe that any of our intangible or other long lived assets are currently impaired, any future impairment of such assets could have a material adverse affect on our financial position and results of operations.

Stock-Based Compensation. We calculate stock option-based compensation by estimating the fair value of each option using the Black-Scholes option pricing model. Our determination of fair value of stock option-based payment awards is made as of their respective dates of grant using the option pricing model and is affected by our stock price, as well as assumptions regarding a number of other subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and the actual and projected employee stock option exercise behavior. The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, the existing valuation models may not provide an accurate measure of the fair value of the our outstanding employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS No. 123(R) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer or willing seller market transaction. We recognize compensation expense on a straight-line basis over the vesting period of the option.

We calculate compensation expense for restricted stock awards by determining the fair value of each such grant as of their respective dates of grant using the closing sales price of our common stock on the Nasdaq Capital Market at such dates without any discount. We recognize compensation expense for restricted stock awards on a straight-line basis over the vesting period of the restricted stock award.

Derivatives. In June 1998, FASB issued SFAS 133. This statement requires us to recognize all derivatives on the balance sheet at fair value. Derivatives are measured at fair value and marked to market through earnings, as required by SFAS 133. Our determination of fair value of derivatives is made as of each reporting date using option pricing models, and is affected by our stock price as well as assumptions regarding a number of other subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the derivative’s underlying contract and the expected life of a derivative’s underlying contract. Although the fair value of derivatives is determined in accordance with SFAS 133, that value may not be indicative of the fair value observed in a willing buyer or willing seller market transaction.

Results of Operations

Contract Research and Development Revenue. Contract research and development revenue consists of revenue recognized from customer funded research and development contracts, largely from U.S. government agencies and government contractors, primarily conducted by our historical operations in Costa Mesa, California. Contract research and development revenues for both the 13-week and 39-week periods ended July 2, 2006 decreased over the comparable revenues of the 13-week and 39-week periods ended July 3, 2005 as shown in the following tables:

13-Week Comparisons	Contract Research and Development Revenue	Percent of Total Revenue
13 weeks ended July 3, 2005	$5,598,900	90%
Dollar decrease in current comparable 13 weeks	(1,503,900)

13 weeks ended July 2, 2006	$4,095,000	47%
Percent decrease in current 13 weeks	(27%)

39-Week Comparisons	Contract Research and Development Revenue	Percent of Total Revenue
39 weeks ended April 3, 2005	$14,548,700	89%
Dollar decrease in current comparable 39 weeks	(2,880,100)

39 weeks ended July 2, 2006	$11,668,600	55%
Percent decrease in current 39 weeks	(20%)

We believe that the decrease in contract research and development revenue for the current year periods was largely the result of delays in receipt of new contracts associated with the timing of the 2006 federal budget and related procurement activities. Although we anticipate that most such delays will be resolved prior to the end of fiscal 2006, we expect that the timing of the remaining anticipated new contract awards for the current fiscal year will limit the amount of revenue realizable from such new contracts in fiscal 2006. In addition, contract research and development revenue is projected to be a declining percentage of our future total revenues because of the acquisition of Optex, the revenues of which consist solely of product sales. The Optex contribution of approximately $4.2 million of product sales to total revenues in the 13-week period ended July 2, 2006 and approximately $4.3 million of product sales to total revenues in the immediately preceding 13-week period ended April 2, 2006 is the primary cause for the decrease in contract research and development revenue as a percent of total revenue in both the 13-week and 39-week periods ended July 2, 2006.

Cost of Contract Research and Development Revenue. Cost of contract research and development revenue consists of labor, subcontractor and vendor expenses directly incurred in support of research and development contracts, plus associated indirect expenses permitted to be charged pursuant to the relevant contracts. Our cost of contract research and development revenue for the 13 weeks and 39 weeks ended July 2, 2006 as compared to the 13 weeks and 39 weeks ended July 3, 2005 is shown in the following tables:

13-Week Comparisons	Cost of Contract Research and Development Revenue	Percent of Contract Research and Development Revenue
13 weeks ended July 3, 2005	$4,078,400	73%
Dollar decrease in current comparable 13 weeks	(1,006,700)

13 weeks ended July 2, 2006	$3,071,700	75%
Percent decrease in current 13 weeks	(25%)

39-week Comparisons	Cost of Contract Research and Development Revenue	Percent of Contract Research and Development Revenue
39 weeks ended July 3, 2005	$10,857,100	75%
Dollar decrease in current comparable 39 weeks	(1,372,200)

39 weeks ended July 2, 2006	$9,484,900	81%
Percent decrease in current 39 weeks	(13%)

Most of the dollar decrease in cost of contract research and development revenue in the current year fiscal periods was derived from the fact that our revenues of this nature are recognized as we incur costs, and as a result, a decrease in contract research development revenue has an associated decrease in cost of such revenue. The increase in cost of contract research and development revenue as a percent of contract research and development revenue in the current year periods was partially attributable to allocation of $42,000 and $185,100 of stock-based compensation expense for the 13 weeks and 39 weeks ended July 2, 2006, respectively, related to stock options held by employees that charged direct labor to cost of contract research and development revenue in the current year periods, due to the new requirements established by SFAS 123(R), which first became effective for us at the beginning of fiscal 2006. In addition, the unusual delay in receipt of our expected new contracts caused us to increase our reserves against pre-contract work-in-process inventory by $230,000 in the 13-weeks ended July 2, 2005, a factor that was not present in the 13-week period ended July 3, 2005. The contract delays also resulted in lower than projected total revenues for the 39-week period ended July 2, 2006, which in turn has produced higher effective overhead rates for the first three quarters of fiscal 2006 than originally projected due to the relatively fixed nature of our labor base. Our historical practice has been to adjust our indirect billing rates for cost reimbursable contracts only once or twice a year in order to provide a reasonably stable forecasting metric for both our customers and us. In a period when our actual incurred overhead costs exceed those that we recover through our standard overhead billing rate, such as the first 39 weeks of fiscal 2006, the contribution of actual overhead expense disproportionately increases our cost of contract research and development revenue. Effective April 2006, we adjusted our indirect billing rates for cost reimbursable contracts, and we believe that this adjustment will have a beneficial effect to our recovery of costs in the balance of fiscal 2006. In the 13-week period ended July 2, 2006, increases to cost of contract research and development revenue resulting from indirect billing rates and stock-based compensation expense were partially offset by a smaller percentage contribution to costs of contract research and development revenue from external vendors, independent contractors and subcontractors. Such external support does not recover as much indirect expense through the cost reimbursement features of many of our contracts as does our own internal labor. Accordingly, when the percentage contribution of external sources to our costs of contract research and development decreases and the percentage contribution of our internal labor to our costs of contract research and development correspondingly increases, our gross margin on our contract research and development revenue typically improves. In the 13-week period ended July 2, 2006, this improvement was not sufficient to offset the opposite effects of stock-based compensation expense and higher overhead expense discussed above. Furthermore, such improvement as did occur was largely limited to the 13-week period ended July 2, 2006, since in the 39-week period ended July 2, 2006, the contribution to costs of contract research and development revenue from external vendors, independent contractors and subcontractors was comparable to the 39-week period ended July 3, 2005.

Product Sales. Subsequent to the Initial Acquisition of Optex, our product sales are principally comprised of sales of Optex’s optical equipment and systems, largely intended for use on military land vehicles. We also derive some product sales from sales of chips, modules, stacked chip products and chip stacking services and, to a limited degree, sales of miniaturized camera products. Product sales for the first 13-week and 39-week periods of fiscal 2006 and fiscal 2005 are shown in the following tables:

13-Week Comparisons	Product Sales	Percent of Total Revenue
13 weeks ended July 3, 2005	$568,900	9%
Dollar increase in current comparable 13 weeks	4,030,200

13 weeks ended July 2, 2006	$4,599,100	53%
Percent increase in current 13 weeks	708%

39-Week Comparisons	Product Sales	Percent of Total Revenue
39 weeks ended July 3, 2005	$1,780,600	11%
Dollar increase in current comparable 39 weeks	7,846,100

39 weeks ended July 2, 2006	$9,626,700	45%
Percent increase in current 39 weeks	441%

Both the absolute dollar increase and percentage increase as a percentage of total revenue for the current fiscal periods were a direct result of the Initial Acquisition of Optex on December 30, 2005, which contributed approximately $4.2 million and $8.6 million in product sales to the 13-week period and 39-week period ended July 2, 2006, respectively. Optex’s product sales increased in calendar year 2005 from prior periods primarily due to increased sales to prime contractors resulting from successes in competitive procurements for existing military supply programs. Accordingly, Optex’s market share in their target market increased in 2005. Based upon our preliminary analysis of existing and projected U.S. Defense budgets and the current status of U.S. military operations, we believe that the replacement market for equipment mounted on military ground vehicles will increase, thereby setting the stage for possible further growth of Optex’s product sales if it can sustain its improved market share in the future.

The aggregate increase in our product sales resulting from the consolidation of Optex’s revenues more than offset $239,200 and $639,700 declines in sales of our stacked chip products and stacking services as compared to the 13-week and 39-week periods ended July 3, 2005, respectively. We attribute some of the fiscal 2006 decline in sales of stacked chip products to our current emphasis on stacked chip products, which include the value of the stacked memory chips themselves, as opposed to sales of stacking services, which involve the stacking of customer consigned memory chips, the value of which are not reflected in the resulting sales. We believe that some of our customers in fiscal 2006 have elected to take the risk of purchasing memory chips for stacking and consigning them to our competitors for stacking in order to reduce costs, thus negatively impacting our sales. Furthermore, we believe that demand for stacked chips in Thin Small Outline Packages (“TSOPs”), which has been the industry standard for chip packages for over a decade, is mature, at best, and possibly is currently in decline. In fiscal 2006, we announced qualification of a process for converting TSOPs into stacks with Ball Grid Array (“BGA”) attachments, which we believe can address emerging demand for stacked chip assemblies using more space-efficient attachment technology.

The aggregate increase in product sales in the fiscal 2006 periods resulting from the consolidation of Optex’s revenues also offset a decline in thermal viewer product sales in the current year periods due to the procurement mechanisms used by customers. In the first 39 weeks of fiscal 2005, approximately 6% of product sales were derived from a single initial product shipment of the Company’s first generation thermal viewer product. This product was substantially improved later in fiscal 2005, and the Company starting shipping limited quantities of its improved thermal viewer late in fiscal 2005, continuing into the first 39 weeks of fiscal 2006. However, in contrast to the sales in the first 39 weeks of fiscal 2005, sales of the second generation thermal viewer product have largely been procured through the Company’s research and development contracts as a convenience to the procuring agencies. As a result, such sales are reflected in the Company’s contract research and development revenue in the 13 weeks and 39 weeks ended July 2, 2006, rather than in product sales.

Cost of Product Sales. Cost of product sales consists of labor, subcontractor and vendor expenses directly incurred in the manufacture of products sold, plus related overhead expenses. Our cost of product sales for the 13 weeks and 39 weeks ended July 2, 2006 as compared to the 13 weeks and 39 weeks ended July 3, 2005 is shown in the following tables:

13-Week Comparisons	Cost of Product Sales	Percent of Product Sales
13 weeks ended July 3, 2005	$488,400	86%
Dollar increase in current comparable 13 weeks	3,624,500

13 weeks ended July 2, 2006	$4,112,900	89%
Percent increase in current 13 weeks	742%

39-Week Comparisons	Cost of Product Sales	Percent of Product Sales
39 weeks ended July 3, 2005	$1,523,400	86%
Dollar increase in current comparable 39 weeks	6,708,000

39 weeks ended July 2, 2006	$8,231,400	86%
Percent increase in current 39 weeks	440%

The absolute dollar increase in cost of product sales in the 13-week and 39-week periods ended July 2, 2006 was primarily due to the Optex transaction discussed above, which resulted in the consolidation of both Optex’s product sales and its cost of such product sales. Included in those costs for both the 13-week and 39-week periods ended July 2, 2006 was $170,800 and $341,700, respectively, of amortized intangible expenses derived from the purchase price allocation of the Initial Acquisition of Optex. The change in cost of product sales as a percent of product sales was also largely due to the consolidation of Optex’s product sales, which dominated our aggregate product sales for the 13-week and 39-week periods of fiscal 2006. In the 13-week period ended July 2, 2006, the Optex consolidation produced an increase in cost of product sales as a percent of product sales primarily due to the price and technology maturity of the Optex products shipped in this period, which are subject to competitive price pressure, compared to some of the early stage products shipped by us in the 13-weeks ended July 3, 2005. However, the increase in cost of product sales as a percent of product sales in the 13-week period ended July 2, 2006 also reflected early stage costs of our initial visible spectrum cameras that we shipped during this period. In the 39-week period ended July 2, 2006, the percent increases in the cost of product sales as a percent of product sales resulting from the above factors were offset by the inclusion of sales of our first generation thermal viewer product in the first 39 weeks of fiscal 2005, which incurred the typically higher costs associated with first units of a product and were not profitable. The second generation shipments of the Company’s thermal viewer products in the first 39 weeks of fiscal 2006 reflected the benefit of experience in incurred costs, but more importantly, were largely procured through research and development contracts, rather than product purchase orders. Accordingly, there was no material impact to aggregate cost of product sales from thermal viewer products in the first 39 weeks of 2006.

General and Administrative Expense. General and administrative expense consists of labor, subcontractor and vendor expenses not directly related to the production of revenue or to internally funded research and development. This includes such internal expenses as executive, administrative, financial and marketing labor and labor-related expenses, as well as external expenses such as legal and accounting fees and costs. General and administrative expense for the 13 weeks and 39 weeks ended July 2, 2006 as compared to the 13 weeks and 39 weeks ended July 3, 2005 increased as shown in the following tables:

13-Week Comparisons	General and Administrative Expense	Percent of Total Revenue
13 weeks ended July 3, 2005	$1,515,400	24%
Dollar increase in current comparable 13 weeks	907,400

13 weeks ended July 2, 2006	$2,422,800	28%
Percent increase in current 13 weeks	60%

39-Week Comparisons	General and Administrative Expense	Percent of Total Revenue
39 weeks ended July 3, 2005	$4,663,600	28%
Dollar increase in current comparable 39 weeks	2,500,800

39 weeks ended July 2, 2006	$7,164,400	34%
Percent increase in current 39 weeks	54%

The largest contribution to the dollar increase in general and administrative expense in both the 13-week and 39-week periods ended July 2, 2006 as compared to the 13-week and 39-week periods ended July 3, 2005 was the increase in general and administrative service expenses, largely legal and accounting expenses, most of which were primarily related to the Initial Acquisition, but also including increased consulting expenses payable to a director related to business development. These factors accounted for approximately $340,100, or 37%, and $862,800, or 35%, of the increase in general and administrative expenses for the 13-week and 39-week periods ended July 2, 2006, respectively. We anticipate that legal, accounting and consulting fees will continue to increase in absolute dollars in the fourth quarter of fiscal 2006, both due to the activities related to the Initial Acquisition of Optex and our exercise of the Buyer Option and our preparation for compliance with Section 404 of the Sarbanes-Oxley Act. General and administrative labor expense also increased $164,600, or 18%, and $408,400, or 16%, in the 13-week and 39-week periods ended July 2, 2006 over the comparable periods of fiscal 2005, largely due to the consolidation of Optex’s management labor expense, but also due to increased labor expenses incurred to enhance our financial management. Approximately $166,100, or 18%, of the dollar increase in general and administrative expense in the 13-week period ended July 2, 2006 as compared to the 13-week period ended July 3, 2005 and $622,300, or 25%, of the dollar increase in general and administrative expense in the 39-week period ended July 2, 2006 as compared to the 39-week period ended July 3, 2005 was the result of our bid and proposal activities during the current year periods. The increase in our bid and proposal activities reflected the management decision for deployment of technical direct labor during the first 39 weeks of fiscal 2006. During that period, we had to adjust scheduled labor deployment to reflect the program scheduling impact of the delays in receipt of research and development contracts previously discussed. Because of identified material contract opportunities related to the fiscal 2006 Defense budget, direct labor made available as a result of these delays was substantially deployed to bid and proposal activities in the first 39 weeks of fiscal 2006, rather than internal research and development expense, which is the other typical deployment alternative for non-revenue generating direct labor. In fiscal 2005’s first 39 weeks, we did not deploy any resources to bid and proposal activities because of the notices of awards that we had already received at that time relating to significant procurements expected for the balance of that fiscal year. In addition to the bid and proposal impact, general and administrative expense in the first 39 weeks of fiscal 2006 was also increased by the requirement to expense stock-based compensation costs associated with stock options pursuant to SFAS 123(R), a requirement that did not exist in the first 39 weeks of fiscal 2005. This factor accounted for approximately $14,700, or 2%, of the increase in general and administrative expense in the 13 weeks ended July 2, 2006 as compared to the 13 weeks ended July 3, 2005 and approximately $172,100, or 7%, of the increase in general and administrative expense in the 39 weeks ended July 2, 2006 as compared to the 39 weeks ended July 3, 2005. Additionally, we increased our reserve for doubtful accounts receivable by $61,000 in the 39 weeks ended July 2, 2006, and no comparable expense was incurred in the 39 weeks ended July 3, 2005. We believe this increase was related to isolated circumstances related to particular customers and contracts and not indicative of a trend. In absolute dollars, we expect that our general and administrative expenses are likely to increase in future periods because of our acquisition of Optex, both because of the effects on our corporate operations and increased expenses at Optex related to the implementation of internal controls and disclosure requirements associated with being part of a publicly reporting company.

Research and Development Expense. Research and development expense consists of internal labor expense, independent contractor consulting fees and subcontractor and vendor expenses directly incurred in support of internally funded research and development projects, plus associated overhead expenses. Research and development expense for the 13 weeks and 39 weeks ended July 2, 2006 as compared to the 13 weeks and 39 weeks ended July 3, 2005 changed as shown in the following tables:

13-Week Comparisons	Research and Development Expense	Percent of Total Revenue
13 weeks ended July 3, 2005	$151,500	2%
Dollar increase in current comparable 13 weeks	22,800

13 weeks ended July 2, 2006	$174,300	2%
Percent increase for current 13 weeks	15%

39-Week Comparisons	Research and Development Expense	Percent of Total Revenue
39 weeks ended July 3, 2005	$666,100	4%
Dollar decrease in current comparable 39 weeks	(344,000)

39 weeks ended July 2, 2006	$322,100	2%
Percent decrease for current 39 weeks	(52%)

The changes in research and development expense in the 13-week and 39-week periods ended July 2, 2006, measured against the comparable periods of fiscal 2005, reflected our direct labor deployment in those periods to alternative uses, namely customer funded research and development contracts and bid and proposal activities. We use the same technical staff for both internal and customer funded research and development projects, as well as bid and proposal activities, and when one of these categories is prioritized during a period, there is less labor available and correspondingly less expense for other categories. Delays in customer-funded research and development contracts extended into the third quarter of fiscal 2006, later than comparable delays in fiscal 2005. Accordingly, more direct labor was available for non-contract use in the 13 weeks ended July 2, 2006 than the 13 weeks ended July 3, 2005, and a portion of that available labor was deployed to increased internally funded research and development contracts. On the other hand, the previously discussed priority given to bid and proposal activities in fiscal 2006 as opposed to fiscal 2005 resulted in less discretionary direct labor available for internally funded research and development projects over the full 39 week period ended July 2, 2006. Since most of Optex’s sales relate to products built to customer-supplied designs, Optex conducts very minimal internal research and development activities.

Net Loss. Our net loss for the 13-week and 39-week periods ended July 2, 2006, compared to the 13-week and 39-week periods ended July 3, 2005 increased substantially as shown in the following table:

13-Week Comparisons	Net Loss
13 weeks ended July 3, 2005	$(58,800)
Dollar change in current comparable 13 weeks	(1,513,800)

13 weeks ended July 2, 2006	$(1,572,600)
Percent change for current 13 weeks	2,574%

39-Week Comparisons	Net Loss
39 weeks ended July 3, 2005	$(1,368,900)
Dollar change in current comparable 39 weeks	(3,787,100)

39 weeks ended July 2, 2006	$(5,156,000)
Percent change for current 39 weeks	277%

Our contract research and development revenue for all periods for both years was insufficient to fully support our technical staff and related infrastructure. Furthermore, our product sales in those periods did not generate adequate margins to fully defray the remainder of our indirect expenses. The increase in net loss in the 13-week and 39-week periods ended July 2, 2006 was substantially derived from the recurring and non-recurring costs and expenses related to the Initial Acquisition of Optex. We believe that the non-recurring expenses of this nature, such as the legal and accounting expenses associated with the various regulatory filings and the unusual expenses associated with the 2006 Annual Meeting of Stockholders, are likely to diminish by the fourth quarter of fiscal 2006. In addition, a $317,800 expense derived from the change in fair value of the derivative instrument resulting from our amendment of the securities purchase agreement with Pequot is a non-recurring expense. Furthermore, we expect delays in receipt of most anticipated government R&D contracts to be resolved in the fourth quarter of fiscal 2006. We believe that the combination of these circumstances will improve our results for the fourth quarter of fiscal 2006 as compared to the first three quarters of the year, although we cannot guarantee this outcome.

Liquidity and Capital Resources

Our liquidity changed in the first 39 weeks of fiscal 2006 as shown in the following table:

	Cash and Cash Equivalents	Working Capital
October 2, 2005	$1,309,600	$2,688,300
Dollar change in the 39 weeks ended July 2, 2006	(566,300)	(10,563,800)

July 2, 2006	$743,300	$7,875,500
Percent change in the 39 weeks ended July 2, 2006	(43%)	(393%)

The liquidity changes during the 39 weeks ended July 2, 2006 reflected both the financing and acquired working capital related to the Initial Acquisition of Optex and the delays in receipt of expected research and development contracts. The total net proceeds from the convertible debt, the bank term loan and the revolving line-of-credit secured in connection with the Initial Acquisition was approximately $16.7 million. From those net proceeds, we paid approximately $14.6 million, including expenses, to purchase 70% of the capital stock of Optex. The remaining $2.1 million remaining of the Initial Acquisition net proceeds constituted a substantial contribution to cash and working capital for the 39-week period ended July 2, 2006. However, the impact of delays in receipt of research and development contracts and the substantial additional expenses derived from, and as a follow-up to, the Initial Acquisition more than offset financing proceeds, contributing to the $566,300 decrease in cash and cash equivalents in the 39 weeks ended July 2, 2006. In addition, we used $1,755,600 of cash for investment other than the Initial Acquisition of Optex, $180,100 of which was for capital facilities improvement and equipment purchases and $1,425,600 of which was for construction-in-progress intended for deployment to capital facilities improvement and equipment purchases, with the balance of $149,900 used for acquisition of patents.

Our cash used in operations during the 39 weeks ended July 2, 2006 was substantially less than our net loss of $5,156,000, largely due to an aggregate $4,180,300 of non-cash expenses incurred during the period, consisting of $2,172,500 of depreciation and amortization ($355,700 of which was intangible amortization expense resulting from the Initial Acquisition of Optex), $950,900 of common stock contributions to employee retirement plans, $283,900 of imputed interest expense, $357,500 of stock-based compensation expense, $317,800 of imputed expense derived from the change in fair value of the derivative instrument embedded in our security purchase agreement with Pequot, and $97,700 of operating expense paid in common stock. Substantial timing effects that also improved cash flow from operations included a $1,476,100 increase in accounts payable and accrued expenses, a $317,200 decrease in unbilled revenues on contracts and a $91,300 increase in advance billings on uncompleted contracts. These effects were largely related to contractual milestones and billing cycles, rather than being indicative of trends. Substantial timing effects in the 39-week period that decreased cash flow from operations over a relatively short term included a $1,396,000 increase in inventory, largely related to anticipated new contracts, and a $415,500 increase in accounts receivable.

The most substantial impact to our working capital in the 39-week period ended July 2, 2006 was the reclassification of our senior bank term loan and convertible notes to a current status as a result of default conditions. While we are currently seeking financing to cure these defaults, we cannot assure you that we will able to secure such financing on acceptable terms, in a timely manner or at all.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of conventional operating leases. As of October 2, 2005 and July 2, 2006, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commercial Commitments

Debt. At July 2, 2006, we had $13,235,200 of debt, which was incurred to finance the Initial Acquisition and which consisted of senior subordinated secured convertible notes (collectively, the “Notes”) issued in two series to Pequot in the original aggregate principal amount of $10.0 million and the principal balance then outstanding of our variable rate Term Loan with our bank, net of recorded discounts. The Term Loan was in the original principal amount of $4.9 million and bears interest at the prime rate plus a varying percentage between 1.5% and 2.5% based upon a debt service coverage ratio. The Term Loan is payable in 48 equal monthly installments commencing January 31, 2006, but is subject to acceleration at the option of the bank upon the occurrence of certain events of default. The bank has notified us that we are currently not in compliance with the debt service coverage ratio requirement of our term loan, but has not accelerated our obligations thereunder. Pending cure of the event of default, our interest rate on borrowings under our Credit Facility with our bank increases by 5%. We have received from the bank a proposed amendment to our Loan and Security Agreement which provides for revised debt covenants in consideration for a $2 million partial pay-down of our Term Loan and a $1 million restriction on our cash and a cure of our default.

The Notes bear interest at the rate of 3.5% per annum, which interest is subject to potential reduction over time, and the principal and interest under the Notes are convertible into shares of our common stock at a conversion price per share of $2.60, which conversion price is subject to adjustment under certain conditions. We issued the first series of Notes (the “Series 1 Notes”) in the original principal amount of $7,445,500, and such Series 1 Notes are repayable in quarterly interest only payments commencing March 31, 2006 though December 30, 2007. Thereafter, the Series 1 Notes are payable in 24 equal monthly principal installments plus interest. The second series of Notes (the “Series 2 Notes”) are in the original principal amount of $2,554,500 and interest on such Notes was initially repayable in quarterly interest only payments commencing March 31, 2006, with the remaining principal amount due and payable on December 30, 2007. We may be required to repurchase the Notes under certain circumstances, including upon notice given following an Event of Default as defined in the Notes, upon the incurrence of debt other than permitted indebtedness under the Notes, and upon the issuances of certain issuances of our capital stock at a price equal to the greater of (1) the outstanding principal amount of the Notes purchased, plus all accrued but unpaid interest thereon through the day of payment, and (2) 125% of the average of the closing prices of our common stock for the five days preceding the repurchase date. Pequot has notified us that an Event of Default has occurred as a result of our non-compliance with a covenant of our bank debt, but has not elected to require us to repurchase the Notes.

In connection with the above financing, we also issued warrants to Pequot (the “Warrants”) in two series to purchase shares of our common stock at an exercise price of $3.10 per share, subject to adjustment in certain circumstances, which Warrants expire on December 30, 2009. The Series 1 Warrants are exercisable for the purchase of up to 1,002,278 shares of our common stock, and the Series 2 Warrants are exercisable for the purchase of up to 343,876 shares of our common stock. Upon the exercise of any Warrants after the issuance of an aggregate of 1,002,278 shares of our common stock (as adjusted for any stock splits, stock combinations or similar events), we may either (1) deliver the applicable shares of common stock, or (2) pay to Pequot an amount equal to the Black Scholes value of the Warrants with respect to the portion exercised in excess of 1,002,278 shares (subject to adjustments mentioned above). The portion of the Warrant with respect to which the cash amount has been paid will be cancelled and retired. As a result of stockholder approval, both the Series 1 Warrants and Series 2 Warrants are currently fully exercisable. See Notes 2, 3 and 4 to our condensed notes to consolidated financial statements for a detailed discussion of the Optex Initial Acquisition and the related financings and bank debt.

Capital Lease Obligations. Our outstanding capital lease obligations of $160,500 at July 2, 2006 relate primarily to manufacturing and test equipment at our Costa Mesa, California operations and are included as part of current and non-current liabilities within our consolidated balance sheet.

Operating Lease Obligations. We have various operating leases covering equipment and facilities located in Costa Mesa, California, and Richardson, Texas.

Other Commitments. Pursuant to a consulting agreement, we are obligated to pay a success fee of $500,000 to a consulting company, of which one of our directors is the sole owner, in connection with the Initial Acquisition of Optex, which fee is a portion of the total purchase price for the Optex acquisition. (See Notes 2 and 12 to our condensed notes to consolidated financial statements for detailed discussions of the Optex acquisition and the consulting agreement.) Although this fee currently is payable in cash, we have received stockholder approval to pay the fee with 192,308 shares of common stock in lieu of cash, if the consulting company or our director elects to receive said fee in this form. This obligation is included in “Accrued expenses” within our consolidated balance sheet.

At July 2, 2006, our contractual obligations and commercial commitments were as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations	$14,389,600	$14,389,600	$—	$—	$—
Capital lease obligations (including interest)	160,500	95,600	64,900	—	—
Operating lease obligations	3,012,300	1,088,200	1,919,800	4,300	—

Total	$17,562,400	$15,573,400	$1,984,700	$4,300	$—

We believe, but cannot guarantee, that our government-funded research and development contract business will improve in the fourth quarter of fiscal 2006, and will therefore generate increased liquidity through both improved gross operating margins and the recovery of indirect costs as permitted under our government contracts. This belief stems from our visibility into budgetary decisions of various government agencies and our present backlog. At July 2, 2006, our funded backlog was approximately $33.0 million, approximately $24.0 million of which related to Optex’s business. We expect that a portion of our funded backlog at July 2, 2006 will result in revenue recognized in fiscal 2006 and fiscal 2007. In addition, our government research and development contracts typically include unfunded backlog, which is funded when the previously funded amounts have been expended. As of July 2, 2006, our total backlog, including unfunded portions, was approximately $35.3 million.

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

We also believe that our revenues from product sales will continue to be greater in the fourth quarter of fiscal 2006, as compared to the fourth quarter of fiscal 2005, in large part due to the acquisition of Optex. We further believe that these increased product sales are likely to contribute positively to our cash provided by operations. Since the earnout provision of the Optex acquisition will only be paid from a percentage of surplus cash flow from Optex’s operations after debt service, the occurrence of such earnout should reflect a positive contribution from Optex to our liquidity.

We currently believe that our working capital and liquidity at July 2, 2006, in conjunction with our revolving line-of-credit and expected new financing proceeds required to cure our debt default, will be adequate to support our existing operations for our foreseeable plans for at least the next twelve months. However, there may be product sales growth opportunities in this interval that could place demands on our working capital that would require additional external infusion of working capital through equity or debt financings. We cannot guarantee that such financings would be available on a timely basis, or on acceptable terms, or at all.

Stock Option-Based Compensation

As discussed in note 1 to our condensed notes to consolidated financial statements included in Part I of this report, effective October 3, 2005, we adopted SFAS 123(R) which resulted in our recognition of stock option-based compensation of $352,400 for the 39-week period ended July 2, 2006. That stock option-based compensation was attributable to the following:

39 Weeks Ended July 2, 2006
Cost of contract research and development revenue	$185,100
General and administrative expense	167,300

$352,400

Prior to the adoption of SFAS 123(R), we accounted for our stock option plans in accordance with APB No. 25. As such, compensation expense was recorded at the date of grant only if the quoted closing sales price of the underlying stock on that date exceeded the exercise price of the options. However, we have historically provided pro forma net earnings and pro forma net earnings per share disclosures as if the fair value of all stock options as of their respective grant dates were recognized as expense over the vesting periods of those options in accordance with SFAS 123.

We adopted SFAS No. 123(R) using the modified prospective method. Under this transition method, compensation costs recognized in the 39-week period ended July 2, 2006 includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of October 3, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (ii) compensation cost for all share-based payments granted subsequent to October 2, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). In accordance with the modified prospective method, results for the corresponding periods of the prior year have not been restated, and we will continue to disclose the pro forma effect of option grants on net earnings and net earnings per share in our financial statement footnote disclosures.

We also will continue to account for equity instruments issued to persons other than our employees and directors (“non-employees”) in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. All transactions in which goods or services are the consideration received for equity instruments issued to non-employees are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of any such equity instrument is the earliest to occur of (i) the date on which the third-party performance is complete, (ii) the date on which it is probable that performance will occur, or (iii) if different, the date on which the compensation has been earned by the non-employee. However, no equity instruments were issued to non-employees for goods or services during the 39-week period ended July 2, 2006.

We have historically issued stock options to employees and outside directors whose only condition for vesting are continued employment or service during the related vesting period. Typically, the vesting period is up to four years for employee awards and immediate vesting for director awards, although awards are sometimes granted with two year vesting periods. We have recently begun issuing restricted stock grants as employment inducements to new employees. The typical restriction period for such grants is three years. We may impose other performance criteria for the vesting of options or restricted stock granted in the future.

For purposes of SFAS No. 123(R), we calculate stock option-based compensation by estimating the fair value of each option granted using the Black-Scholes option valuation model and various assumptions that are described in Note 1 to our condensed notes to consolidated financial statements included in Part I of this Report. Once the compensation cost of an option is determined, that cost is recognized on a straight-line basis over the vesting period of the option. We calculate compensation expense of restricted stock grants by determining the fair value of each such grant as of their respective dates of grant using the Company’s stock price at such dates with no discount. We recognize compensation expense on a straight-line basis over the vesting period of the restricted stock award.

For the 13-week and 39-week periods ended July 2, 2006, stock-based compensation comprised compensation costs attributable to such period for those options that were not fully vested upon adoption of SFAS No. 123(R) and compensation costs for options and restricted stock grants that were awarded during the period, prorated from the date of award to July 2, 2006, adjusted for estimated forfeitures in accordance with SFAS No. 123(R). Options to purchase a total of 52,500 and 157,500 shares of our common stock were granted to employees during the 13-week and 39-week periods ended July 2, 2006, respectively. Awards of 10,000 shares and 17,500 shares of restricted stock were granted to employees during the 13-week and 39-week periods ended July 2, 2006, respectively.

The method we employ to calculate stock-based compensation is consistent with the method used to compute stock-based compensation under SFAS No. 123, except that under SFAS No. 123(R), we are required to estimate forfeitures, which we were not required to and did not estimate under SFAS No. 123. We have estimated forfeitures to be 7%, which reduced stock-based compensation cost by $4,200 and $26,500 in the 13-week and 39-week periods ended July 2, 2006, respectively.

At July 2, 2006, the aggregate value of unvested options was $156,100. The weighted-average remaining vesting period of unvested options at July 2, 2006 was 1.2 years.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk relates to changes in interest rates for borrowings under our senior term loan and revolving credit facility. As discussed in Note 4 to our condensed notes to consolidated financial statements, on December 30, 2005, we closed a four-year $4.9 million term loan (the “Term Loan”) and established a $2.0 million revolving credit facility (the “Credit Facility”), of which $2.0 million was drawn down on December 30, 2005 for general working capital purposes. Borrowings under the Term Loan bear interest at the prime rate plus a varying percentage between 1.50% and 2.50% based upon a debt service coverage ratio. As of July 2, 2006, we had $4.4 million in borrowings outstanding under the Term Loan and the prime rate was 8.25%. If the prime rate were to increase hypothetically by 1% from its July 2, 2006 level, the annual increase in interest expense, given our principal balance under the Term Loan at July 2, 2006, would be approximately $44,000. Borrowings under the Credit Facility bear interest at 1.00% above the prime rate. As of July 2, 2006, we had $2.0 million in borrowings outstanding under the Credit Facility. If the prime rate were to increase hypothetically by 1% from its July 2, 2006 level, the annual increase in interest expense, given our principal balance under the Credit Facility at July 2, 2006, would be approximately $20,000. In August 2006, we were advised by our senior bank that we were in non-compliance with our debt service coverage ratio covenant under the Credit Facility. Our bank further provided us with a proposed amendment to our Loan and Security Agreement detailing financing actions that, if successfully consummated, would cure this default condition. We cannot assure you that we will be able to accomplish such financing on acceptable terms, in a timely manner or at all. Pending such cure, our interest rate on borrowings under the Credit Facility increases by 5%.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective due to the material weaknesses described in item (b) below.

(b) Changes in Internal Control over Financial Reporting. During the fiscal 2005 financial statement close process, we did not detect an error in our SFAS No. 123 stock option disclosures, which resulted in an adjustment to both the fiscal 2005 and fiscal 2004 footnote disclosures. As we have continued to grow, the volume of routine transactions, including option grants to employees and service providers, has grown significantly. Additionally, we have recently entered into complex transactions including, but not limited to: the Optex acquisition, other long-term contracts and financing transactions. Such transactions, as well as others, and the increasing volume of routine transactions, have created increased burdens upon our financial and accounting staff, particularly when they occur in schedule proximity to our financial statement close process as was the case with the Optex acquisition. As a result, during the financial statement close process for fiscal 2005 and the first, second and third quarters of fiscal 2006, we did not have sufficient internal resources to monitor financial accounting standards and to maintain controls to appropriately interpret, implement and review the application of new financial accounting standards, reporting requirements, and the completeness and correctness of disclosures in accordance with GAAP and the SEC’s rules and regulations. The absence of such controls over financial reporting constituted a material weakness in internal control that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As part of our remediation plan with respect to this material weakness, we hired a new Corporate Controller in the 13-week period ended July 2, 2006. Subsequent to July 2, 2006, we also hired a new Assistant Controller. We believe that these additions to our accounting staff have improved our internal resources for monitoring financial accounting standards and maintaining our internal financial controls during the financial close process for the third quarter of fiscal 2006. However, we will not be able to fully assess whether these improvements, and others that we are planning, will be adequate to remediate the identified material weakness until the more demanding financial close process for fiscal 2006 has been completed. We cannot guarantee that our actions to date or in the future will accomplish such remediation.

In addition to the material weakness discussed above, at July 2, 2006, the accounting and financial reporting and control structure of Optex was still in a transitional state from that of a family-owned business, with related party management and limited segregation of duties, to that required for a publicly reporting entity. This lack of segregation of duties often results in the same individual performing two or more of the following functions: Initiation and authorization of transactions; recording of transactions; and custody of financial assets. The lack of segregation of duties at Optex also prevents us from satisfying important control objectives, such as authorization, completeness and accuracy, and reconciliation of accounting transactions and information. In itself, this status can be deemed to constitute a material weakness that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The combination of this transitional status of Optex with the limited internal resources of our corporate operation to separately monitor and control Optex’s operations has also been deemed to constitute a material weakness in our internal controls that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We believe that the enhancement of our corporate accounting and financial management, both implemented and planned, and the retention of additional financial and management personnel for our Optex subsidiary can remediate this latter material weakness. Furthermore, during the 13-week period ended July 2, 2006, we have hired a Controller for our Optex subsidiary to coordinate its financial accounting and reporting, and we began implementing procedures to segregate certain financial operations at Optex. We have also developed a plan to integrate and formalize the accounting and close process of Optex with that of our corporate accounting and close processes at our Costa Mesa facility, which will likely involve the hiring of additional accounting resources to ensure proper segregation of duties and that monitoring controls are performed in a timely manner. However, we cannot assure you that these actions will eliminate the identified material weaknesses related to Optex.

We are currently undergoing a comprehensive effort in preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. This effort, under the direction of senior management, includes the documentation, testing and review of our internal controls. During the course of these activities, we have identified other potential improvements to our internal controls over financial reporting that we are currently evaluating for possible implementation. We expect to continue such documentation, testing and review and may identify other control deficiencies, possibly including additional material weaknesses, and other potential improvements to our internal controls in the future. We cannot guarantee that we will remedy the material weaknesses discussed above, or others that may be identified in the future, or that we will be able to comply with Section 404 of the Sarbanes-Oxley Act.

Other than as described above, there have not been any other changes that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

In August 2004, a consultant who was engaged by the our iNetWorks subsidiary to locate capital for iNetWorks filed a lawsuit in Orange County Superior Court for breach of contract against iNetWorks and against us as the alleged alter ego of iNetWorks. In his complaint, the consultant alleged that iNetWorks breached a Finder’s Agreement with the consultant and sought an unspecific amount of damages. In September 2005, the Court tentatively ruled in favor of the Motions for Summary Judgment filed by us and iNetWorks requesting dismissal of the alter ego claims against us and the breach of contract claims against iNetWorks. In order to avoid future legal risks and expenses, we entered into a settlement agreement with this consultant in October 2005 prior to the Court’s final ruling on the matter, and we issued to this consultant 40,000 shares of our common stock, valued at $94,800, with piggyback registration rights. The consultant dismissed this lawsuit in October 2005 and released us and iNetWorks from any and all claims related to his prior interactions with us and iNetWorks. Since the amount of the settlement was determinable in September 2005, the settlement was expensed in fiscal 2005, rather than the 39 weeks ended July 2, 2006.

We have been, and may from time to time, become a party to various other legal proceedings arising in the ordinary course of our business. We do not presently know of any such matters, the disposition of which would be likely to have a material effect on our consolidated financial position, results of operations or liquidity.

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

The nature of our government contract business is inherently subject to timing variances that pose difficulties in predicting and controlling short-term financial results that will be measured by our senior bank to determine our compliance with debt covenants, thereby increasing the risk that we may be subject to default remedies available to such bank and to Pequot. The unanticipated delays that we have experienced in receipts of new research and development contracts since the Optex acquisition has resulted in our failure to comply with our bank debt covenants twice during the past seven months. We renegotiated the covenants of our senior bank debt on the first of these occurrences and are in discussion with the bank regarding additional changes to our debt covenants in response to the latest occurrence. Pursuant to the most recent renegotiation, we expect the bank will require us to raise $3 million of additional equity or subordinated debt financing by August 31, 2006 to pay down $2 million of our term loan and to restrict the use of $1 million of our cash until we have satisfied the bank’s debt service and profitability covenants. We cannot assure you that we will be able to successfully comply with this requirement or that we could further renegotiate our debt covenants should we not be in compliance in the future. We may not be able to raise additional replacement funding on acceptable terms, in a timely manner, or at all. Failure to comply with our debt covenants exposes us to a variety of remedies available to the bank, including acceleration of the debt, which would place a significant strain on our financial resources or foreclosure on our assets. Our senior bank debt is secured by substantially all of our assets. As of July 2, 2006, we had term bank debt of approximately $4.4 million outstanding.

Pequot has notified us that the failure to be in compliance with the bank debt covenants has triggered a cross-default under the Notes. Pequot has also asserted that our cash shortfall and the fact that the shares issuable pursuant to the Notes have not yet been registered with the SEC also constitute events of default. As a result, Pequot could accelerate the repayment of the Notes or require us to redeem all of the Notes for $12.5 million in cash, which is derived from the contractual requirement to repay the debt at 125% of its outstanding principal balance if called by Pequot. While subordinated to the senior bank, the Notes are also secured by substantially all of our assets.

We expect that we will need to raise additional capital in the near-term and we may need to raise additional capital in the future; additional funds may not be available on terms that are acceptable to us, or at all. In addition to our significant net losses in recent periods, until fiscal 2005, we have also historically experienced negative cash flows from operations. In fiscal 2003 and fiscal 2004, we experienced negative cash flows from operations of approximately $3.7 million and $4.2 million, respectively. Due largely to our capital expenditures, we experienced a net reduction of our cash during fiscal 2005 of approximately $755,000. In the first 39 weeks of fiscal 2006, the delays in anticipated new government R&D contracts and the resulting net loss contributed to negative cash flow from operations of $675,700. To offset the effect of negative net and operational cash flows, we have historically funded a portion of our operations through multiple equity financings, and to a lesser extent through receivable financing. In December 2005, in order to finance the Initial Acquisition, we obtained a $4.9 million senior secured term loan and borrowed $10.0 million of senior subordinated secured convertible notes. As a result of the alleged defaults mentioned above in such financings, we anticipate that we may be required to raise between $3 million to $4 million during the current quarter, and may choose to raise additional capital in the future to service our debt, remedy covenant violations, replace lenders and to finance our future working capital needs. We cannot assure you that any additional capital will be available on a timely basis, on acceptable terms, or at all. Future financings may require stockholder approval, which may not be obtainable. If we are not able to obtain additional capital as may be required, our business, financial condition and results of operations could be materially and adversely affected.

We anticipate that our capital requirements will depend on many factors, including:

•	our ability to procure additional production contracts and government research and development contracts;

•	our ability to control costs;

•	our ability to commercialize our technologies and achieve broad market acceptance for such technologies;

•	the timing of payments and reimbursements from government and other contracts;

•	research and development funding requirements;

•	increased sales and marketing expenses;

•	technological advancements and competitors’ response to our products;

•	capital improvements to new and existing facilities;

•	the impact of our Initial Acquisition of Optex, the exercise of our Buyer Option to acquire the remaining 30% of Optex and any additional acquisitions that we may complete;

•	our relationships with customers and suppliers; and

•	general economic conditions including the effects of future economic slowdowns, a slump in the semiconductor market, acts of war or terrorism and the current international conflicts.

If our capital requirements are materially different from those currently planned, we may need additional capital sooner than anticipated. Additional funds may be raised through borrowings, other debt or equity financings, or the divestiture of business units or select assets. The Notes and Warrants contain ratchet anti-dilution protections that could cause the conversion price of the Notes and the exercise price of the Warrants to decline in the event we issue securities at a price per share below the existing conversion or exercise prices, resulting in a significant increase in the number of shares of our common stock issuable to Pequot upon conversion of the Notes and exercise of the Warrants. If additional funds are raised through the issuance of equity or convertible debt securities or if we consummate any acquisitions, the percentage ownership of our stockholders will be reduced and such securities may have rights, preferences and privileges senior to our common stock.

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

Our Initial Acquisition of Optex is subject to significant new operational and financial risks and challenges that could adversely affect our financial condition and results of operations. In December 2005, we incurred a significant amount of debt in order to finance the Initial Acquisition of

Optex. Because Optex represents our first significant acquisition and we have no prior history of integrating acquired companies or businesses into our operations, we cannot predict the impact of the Initial Acquisition of Optex on our business operations, financial condition and results of operations. Our Initial Acquisition of Optex is subject to many inherent risks, including:

•	the history of Optex as a privately-held company and our ability to make the necessary investments to integrate the Optex operations and maintain acceptable internal controls;

•	our ability to successfully integrate the operational and cultural differences between our historical base of funded contract research and development, and Optex’s base of long-term product manufacturing;

•	our ability to satisfy the covenants in our debt instruments issued in connection with the financing of the Initial Acquisition of Optex;

•	our ability to service the debt we incurred in connection with the financing of the Initial Acquisition of Optex;

•	our ability to retain and integrate the management team of Optex, particularly its President, Timothy Looney;

•	our ability to successfully bridge the geographic separation between the Optex operations in Richardson, Texas and our historical base of operations in Costa Mesa, California;

•	the significant dilutive effect of the additional shares of our Common Stock issuable pursuant to the convertible debt and warrants issued in the financing of the Initial Acquisition of Optex;

•	the customer and market concentration of Optex’s business;

•	the unknown effect on our and Optex’s customers, suppliers and competitors resulting from our Initial Acquisition of Optex;

•	our ability to achieve the expected synergies from the Initial Acquisition of Optex; and

•	general economic and political conditions that could affect Optex’s business.

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

We have historically generated substantial losses, which, if continued, could make it difficult to fund our operations or successfully execute our business plan, and could adversely affect our stock price. Since our inception, we have generated net losses in most of our fiscal periods. We experienced net losses of approximately $5.2 million for the first 39 weeks of fiscal 2006, $1.8 million for fiscal 2005, approximately $4.2 million for fiscal 2004 and approximately $6.3 million for fiscal 2003. We cannot assure you that we will be able to achieve or sustain profitability on a quarterly or annual basis in the future. In addition, because we have significant expenses that are fixed or difficult to change rapidly, we generally are unable to reduce expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. For example, we experienced contract delays in fiscal 2003 and, to a lesser degree, in fiscal 2004 and the first quarters of both fiscal 2005 and fiscal 2006 that resulted in unanticipated additional operating expenses to keep personnel on staff while the contracts were pending with no corresponding revenues. In addition, the increase in contract research and development revenue that we experienced in fiscal 2005 makes us more dependent on support from subcontractors to meet our operating plans and more susceptible to losses when such support is delayed. Such factors could cause us to continue to experience net losses in future periods, which will make it difficult to fund our operations and achieve our business plan, and could cause the market price of our common stock to decline.

Our government-funded research and development business depends on a limited number of customers, and if any of these customers terminate or reduce their contracts with us, or if we cannot obtain additional government contracts in the future, our revenues will decline and our results of operations will be adversely affected. For fiscal 2005, approximately 26% of our total revenues were generated from SAIC, a government contractor, 18% of our total revenues were generated from research and development contracts with the U.S. Army, 15% were generated from research and development contracts with the Defense Advanced Research Projects Agency, or DARPA, and 10% were generated from research and development contracts with the U.S. Air Force. For the first 39 weeks of fiscal 2006, approximately 17% of our total revenues were generated from research and development contracts with the Defense Advanced Research Projects Agency, or DARPA, and 13% of our total revenues were generated from research and development contracts with the U.S. Army. Although we ultimately plan to shift our focus to include the commercialization of our technology, we expect to continue to be dependent upon research and development contracts with federal agencies and their contractors for a substantial portion of our revenues for the foreseeable future. Our dependency on a few contract sources increases the risks of disruption in this area of our business or significant fluctuations in quarterly revenue, either of which could adversely affect our consolidated revenues and results of operations.

Because both our historical operations and those of Optex currently depend on government contracts and subcontracts, we face additional risks related to contracting with the federal government, including federal budget issues and fixed price contracts. General political and economic conditions, which cannot be accurately predicted, directly and indirectly may affect the quantity and allocation of expenditures by federal agencies. Even the timing of incremental funding commitments to existing, but partially funded, contracts can be affected by these factors. Therefore, cutbacks or re-allocations in the federal budget could have a material adverse impact on our results of operations as long as research and development contracts remain an important element of our business. Obtaining government contracts may also involve long purchase and payment cycles, competitive bidding, qualification requirements, delays or changes in funding, budgetary constraints, political agendas, extensive specification development and price negotiations and milestone requirements. Each government agency also maintains its own rules and regulations with which we must comply and which can vary significantly among agencies. Governmental agencies also often retain some portion of fees payable upon completion of a project and collection of these fees may be delayed for several months or even years, in some instances. In addition, an increasing number of our government contracts are fixed price contracts, which may prevent us from recovering costs incurred in excess of its budgeted costs. Fixed price contracts require us to estimate the total project cost based on preliminary projections of the project’s requirements. The financial viability of any given project depends in large part on our ability to estimate such costs accurately and complete the project on a timely basis. In fiscal 2005, we completed fixed-price contracts with an approximate aggregate value of $4.8 million. We experienced approximately $271,300 in losses on those contracts, representing approximately 6% of their aggregate funded amount. In the first 39 weeks of fiscal 2006, we completed fixed-price contracts, exclusive of those of Optex, with an approximate aggregate value of $3.9 million. We recognized approximately $30,300 in profit on those contracts, representing less than 1% of the aggregate funded amount. At July 2, 2006, we had ongoing fixed-price contracts, exclusive of those of Optex, with an approximate unrealized aggregate value of $2.4 million. While fixed-price overruns in fiscal 2005 and the narrow profit in the first 39 weeks of fiscal 2006 were largely discretionary in nature, we may not be able to achieve or improve upon this performance in the future since each contract has its own unique technical and schedule risks. In the event our actual costs exceed the fixed contractual cost, we will not be able to recover the excess costs.

Some of our government contracts are also subject to termination or renegotiation at the convenience of the government, which could result in a large decline in revenue in any given quarter. Although government contracts have provisions providing for the reimbursement of costs associated with termination, the termination of a material contract at a time when our funded backlog does not permit redeployment of our staff could result in reductions of employees. In April 1999, we experienced the termination of one of our contracts, but this termination did not result in the non-recovery of costs or lay-off of employees. We have in the past chosen to incur excess overhead in order to retain trained employees during delays in contract funding. We also have had to reduce our staff from time-to-time because of fluctuations in our funded government contract base. In addition, the timing of payments from government contracts is also subject to significant fluctuation and potential delay, depending on the government agency involved. Any such delay could result in a temporary shortage in our working capital. Since approximately 83% of our total revenues in fiscal 2003, approximately 82% of our total revenues in fiscal 2004, approximately 93% of our total revenues in fiscal 2005 and approximately 93% of our total revenues in the first 39 weeks of fiscal 2006 were derived directly or indirectly from government customers, these risks can significantly affect our business, results of operations and financial condition. These risks may become more pronounced as a result of our Initial Acquisition of Optex, which also largely relies on government contracts.

If we are not able to commercialize our technology, we may not be able to increase our revenues or achieve or sustain profitability. Since commencing operations, we have developed technology, principally under government research contracts, for various defense-based applications. Contract research and development revenue accounted for approximately 89% of our total revenues for fiscal 2003, approximately 87% of our total revenues for fiscal 2004, approximately 90% of our total revenues for fiscal 2005 and approximately 55% of our total revenues for the first 39 weeks of fiscal 2006. However, since our margins on government contracts are generally limited, and our revenues from such contracts are tied to government budget cycles and influenced by numerous political and economic factors beyond our control, and are subject to our ability to win additional contracts, our long-term prospects of realizing significant returns from our technology or achieving and maintaining profitability will likely also require penetration of commercial markets. In prior years, we have made significant investments to commercialize our technologies without significant success. These efforts included the purchase and later shut down of the IBM cubing line, the formation of the Novalog, MSI, Silicon Film, RedHawk and iNetWorks subsidiaries and the development of various stacked-memory products intended for military, aerospace and commercial markets. While these investments have developed new revenue sources, they have not yet resulted in consolidated profitability to date, and a majority of our total revenues for fiscal 2003, fiscal 2004, fiscal 2005 and the first 39 weeks of fiscal 2006 were still generated from contract research and development. In fiscal 2005, we discontinued operations of our Novalog subsidiary due to the decline in the sales of its products and lack of availability of economic sources of supply for its products.

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

If we fail to scale our operations appropriately in response to recent growth, the Initial Acquisition of Optex and changes in demand, we may be unable to meet competitive challenges or exploit potential market opportunities, and our business could be materially and adversely affected. We experienced a period of rapid growth in fiscal 2005 resulting in a 68% increase in our total revenues to $23.0 million in fiscal 2005 as compared to $13.7 million in fiscal 2004. Our total revenues in the first 39 weeks of fiscal 2006 were 30% higher than the first 39 weeks of fiscal 2005, largely due to the Initial

Acquisition of Optex. Our past growth has placed, and any future growth in our historical business is expected to continue to place, a significant strain on our management personnel, infrastructure and resources. These strains are likely to become more pronounced as a result of our Initial Acquisition of Optex. To implement our current business and product plans, we will need to continue to expand, train, manage and motivate our workforce, and expand our operational and financial systems, as well as our manufacturing and service capabilities. All of these endeavors will require substantial management effort and additional capital. If we are unable to effectively manage the integration of Optex and our expanding operations, we may be unable to scale our business quickly enough to meet competitive challenges or exploit potential market opportunities, and our current or future business could be materially and adversely affected.

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

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price. Our fiscal 2005 audit revealed a material weakness in our internal controls over financial reporting related to the size of our accounting staff. We are attempting to cure this material weakness by expanding our staff and reassigning responsibilities, but we have not yet completed our planned remediation. The Initial Acquisition of Optex has also created material weaknesses in our internal controls, both in terms of the infrastructure and control processes at Optex and in our corporate controls for oversight and management of Optex. We are in the process of documenting and testing our internal control processes in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments and a written report on the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing the assessments in management’s report. During the course of our testing, we may identify other significant deficiencies or material weaknesses, in addition to the ones already identified, which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we will not be able to conclude that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could cause investors to lose confidence in our reported financial information, which could result in a decline in the market price of our common stock, and cause us to fail to meet our reporting obligations in the future, which could impact our ability to use Form S-3 for financings.

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

If we are not able to adequately protect or enforce our patent or other intellectual property rights, our ability to compete in our target markets could be materially and adversely affected. We believe that our success will depend, in part, on the strength of our existing patent protection and the additional patent protection that we may acquire in the future. As of July 2, 2006, we held 55 U.S. patents and 15 foreign patents and had other U.S. patent applications pending as well as various foreign patent applications. Four of these patents, covering early versions of our stacking technology, expire in less than one to two years, which may narrow our ability to pose barriers to entry from competitors if these early technologies become commercially significant. It is possible that any existing patents or future patents, if any, could be challenged, invalidated or circumvented, and any right granted under these patents may not provide us with meaningful protection from competition. Despite our precautions, it may be possible for a third party to copy or otherwise obtain and use our products, services or technology without authorization, to develop similar technology independently or to design around our patents. In addition, we treat technical data as confidential and generally rely on internal nondisclosure safeguards, including confidentiality agreements with employees, and on laws protecting trade secrets, to protect proprietary information. We cannot assure you that these measures will adequately protect the confidentiality of our proprietary information or that others will not independently develop products or technology that are equivalent or superior to ours.

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

We do not have long-term employment agreements with most of our key personnel. If we are not able to retain our key personnel or Optex key personnel or attract additional key personnel as required, we may not be able to implement our business plan and our results of operations could be materially and adversely affected. We depend to a large extent on the abilities and continued participation of our executive officers and other key employees. The loss of any key employee could have a material adverse effect on our business. While we have adopted employee equity incentive plans designed to attract and retain key employees, our stock price has declined in recent periods, and we cannot guarantee that options or restricted stock granted under our plans will be effective in retaining key employees. We do not presently maintain “key man” insurance on any key employees. We believe that, as our activities increase and change in character, additional, experienced personnel will be required to implement our business plan. Competition for such personnel is intense and we cannot assure you that they will be available when required, or that we will have the ability to attract and retain them. In addition, Optex does not presently have depth of staffing in its operational and financial management. Until additional key personnel can be successfully integrated with its operations, the timing or success of which we cannot currently predict, Optex’s results of operations and ultimate success will be vulnerable to losses of key personnel, particularly its President, Timothy Looney.

Significant sales of our common stock in the public market will cause our stock price to fall. In connection with the Initial Acquisition of Optex and the related financing, we have filed a registration statement on Form S-3, and may file additional related registration statements, covering shares of our common stock that may be freely offered for resale. As of July 2, 2006, we had approximately 20 million shares of common stock outstanding, substantially all of which were freely tradable, other than restrictions imposed upon our affiliates. The average trading volume of our shares in June 2006, however, was only approximately 37,900 shares per day. Accordingly, the freely tradable shares are significantly greater in number than the daily average trading volume of our shares. If the holders of the freely tradable shares were to sell a significant amount of our common stock in the public market, the market price of our common stock would likely decline. If we raise additional capital in the future through the sale of shares of our common stock to private investors, we may agree to register these shares for resale on a registration statement as we have done in the past. Upon registration, these additional shares would become freely tradable once sold in the public market, assuming the prospectus delivery and other requirements were met by the seller, and, if significant in amount, such sales could further adversely affect the market price of our common stock. The sale of a large number of shares of our common stock also might make it more difficult for us to sell equity or equity-related securities in the future at a time and at the prices that we deem appropriate.

Our stock price could decline because of the potentially dilutive effect of future financings, conversions of notes, effect of anti-dilution provisions or exercises of warrants and Common Stock options. During the past three fiscal years, we issued in excess of 11.6 million shares of our common stock to fund our operations, resulting in significant dilution to our existing stockholders. At July 2, 2006, there were approximately 1.8 million shares of our common stock issuable upon the exercise of additional warrants and options that were in-the-money at that date, approximately 3.9 million additional shares of our common stock issuable upon the conversion of the Series 1 senior subordinated secured convertible notes and the exercise of the Series 1 warrants held by Pequot, approximately 1.3 million additional shares of our common stock issuable upon the conversion of the Series 2 senior subordinated secured convertible notes and the exercise of the Series 2 warrants held by Pequot and approximately 2.7 million shares authorized for issuance to exercise our Buyer Option to purchase the remaining 30% of Optex. In addition, the number of shares issuable pursuant to the Series 1 and Series 2 senior subordinated secured convertible notes could increase substantially as a result of anti-dilution provisions contained in those notes should we be required to raise in excess of $2 million through equity financing in a given calendar year at a price less than the conversion price of those notes, unless the anti-dilution provisions are waived or modified by the note holders. Our present requirement to raise $3 million through some combination of equity and subordinated debt to cure a covenant default makes it likely that these anti-dilution provisions of the notes will become applicable. Pursuant to the Optex transaction, we also issued warrants to purchase in excess of 1.3 million shares of our common stock, which were not in-the-money on issuance. The financing to cure the covenant default could result in these warrants becoming in-the-money. Any additional equity financings or exercise of in-the-money warrants and options in the future could result in further dilution to our stockholders. Existing stockholders also will suffer significant dilution in ownership interests and voting rights, and our stock price could decline, as a result of the issuance of shares of our common stock to Pequot upon the conversion of principal and accrued interest under the senior subordinated secured convertible notes or upon the exercise of the warrants held by Pequot and upon the application of price anti-dilution features of the Pequot agreements.

Changes in the accounting treatment of stock-based awards will adversely affect our reported results of operations. Effective October 3, 2005, the beginning of our fiscal 2006, we became subject to SFAS No. 123 (revised 2004), or SFAS 123(R). Pursuant to SFAS 123(R), we are required to expense against our reported earnings: (1) the fair value of all option grants or stock issuances made to employees or directors on or after the implementation date; and (2) a portion of the fair value of each option and stock grant made to employees or directors prior to the implementation date that represents the unvested portion of these share-based awards as of such implementation date. These amounts will be expensed after the implementation date over the respective vesting periods of each award. The long-term impact of our adoption of SFAS 123(R) cannot be fully predicted at this time because that will depend in part on the future fair values and number of share-based payments granted in the future. As a result of our adoption of SFAS 123(R), in the first 39 weeks of fiscal 2006 we recorded an expense charge of approximately $352,400. Had we adopted SFAS 123(R) in prior periods, the magnitude of the impact of that standard would have approximated the impact of SFAS 123 assuming the application of the Black-Scholes model as described in the disclosure of pro forma net loss and pro forma net loss per share in Note 1 of Notes to Consolidated Financial Statements for the three years ended October 2, 2005. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may reduce net operating cash flows and increase net financing cash flows in periods after its adoption.

Our common stock may be delisted by the Nasdaq Capital Market if our stock price declines further or if we cannot maintain Nasdaq’s listing requirements. In such case, the market for your shares may be limited, and it may be difficult for you to sell your shares at an acceptable price, if at all. Our common stock is currently listed on the Nasdaq Capital Market (formerly known as the Nasdaq SmallCap Market). Among other requirements, to maintain this listing, our common stock must continue to trade above $1.00 per share. In July 2001, our stock had failed to meet this criterion for over 30 consecutive trading days. As a result, in accordance with Marketplace Rule 4310(c)(8)(B), we were notified by Nasdaq that we had 90 calendar days or until October 2001 to regain compliance with this Rule by reestablishing a sales price of $1.00 per share or greater for ten consecutive trading days. To regain compliance, we sought and received approval from our stockholders to effect a 1-for-20 reverse split of our common stock that became effective in September 2001, resulting in re-compliance by the Nasdaq deadline. However, subsequent to the reverse split, our common stock has, at various times, traded close to or below the $1.00 per share minimum standard, and we cannot assure you that the sales price of our common stock will continue to meet Nasdaq’s minimum listing standards. At June 30, 2006, the closing sales price of our common stock as reported by the Nasdaq Capital Market was $2.01 per share.

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

During the 13-weeks ended July 2, 2006, we issued 52,178 shares to two accredited institutional investors to retire interest in the amount of $109,900 due on the Series 1 Notes and Series 2 Notes issued in connection with the financing of the Initial Acquisition of Optex. These shares were issued in reliance on the exemption from registration contained in Section 4(2) and Regulation D of the Securities Act as transactions by an issuer not involving any public offering. There were no underwriters, brokers or finders employed in connection with this issuance.

Item 3.	Defaults Upon Senior Securities

In August 2006, our senior bank advised us that we were in non-compliance with a debt service ratio covenant under our loan and security agreement with such bank. As a result of such non-compliance, we were advised that the bank would not extend further credit on our $2 million revolving line-of-credit while such non-compliance remained in effect. At July 2, 2006, our revolving line-of-credit was fully drawn to its $2 million limit. The bank did not elect to accelerate our obligations under our line of credit or under our Term Loan, but did indicate that it would likely require us to raise $3.0 million of additional equity or subordinated debt financing to pay down $2 million of the Term Loan and to restrict use of $1 million of our cash until such time as we could fully comply with our debt covenants.

In addition, Pequot, the holder of our Notes in the original principal amount of $10.0 million has advised us that the foregoing noncompliance with our senior bank has also resulted in a cross default under the Notes and our securities purchase agreement with Pequot. Pequot has also asserted that our cash shortfall and the fact that the shares issuable pursuant to the Notes have not yet been registered with the SEC also constitute events of default. While we are negotiating a potential waiver of the default, Pequot has advised us that it has not accelerated any of our obligations under the Notes, but we cannot assure you that it will not do so in the future.

Item 4.	Submission of Matters to a Vote of Security Holders

(a) Our 2006 Annual Meeting of Stockholders was held on June 28, 2006.

(b) Our stockholders were asked to approve the issuance of 2,692,308 shares of Common Stock to the previously sole shareholder of Optex to acquire the remaining 30% of Optex capital stock. This proposal was approved in accordance with the following vote of stockholders:

Votes For	Votes Against	Abstentions	Broker Non-Votes
10,854,740	401,610	65,724	8,392,882

(c) Our stockholders were asked to approve the issuance of 982,503 shares of Common Stock to two private equity firms upon the conversion of Series 2 senior subordinated convertible notes issued in connection with the Initial Acquisition in the aggregate principal amount of $2,554,507, the issuance of 343,876 shares of Common Stock to the same private equity firms upon the exercise of related Series 2 warrants and the issuance of additional shares of Common Stock for the conversion and exercise of the Series 1 notes and Series 1 warrants exceeding 3,865,929 shares, for the repayment of interest under all notes and for any anti-dilution adjustments under all notes and all warrants issued to such private equity firms. This proposal was approved in accordance with the following vote of stockholders:

Votes For	Votes Against	Abstentions	Broker Non-Votes
10,894,866	348,125	79,083	8,392,882

(d) Our stockholders were asked to approve the issuance of a warrant to purchase up to 84,860 shares of Common Stock, and the issuance of the underlying shares of Common Stock upon exercise of such warrant, to the holder of the senior bank debt incurred in connection with the Initial Acquisition of Optex. This proposal was approved in accordance with the following vote of stockholders:

Votes For	Votes Against	Abstentions	Broker Non-Votes
10,949,250	324,289	48,535	8,392,882

(e) Our stockholders were asked to approve the issuance of 192,308 shares of Common Stock to one of the Company’s directors or his consulting firm in lieu of payment of a cash success fee earned in connection with the Initial Acquisition and authority to issue additional shares of Common Stock to such consulting firm in the future should such director or his consulting firm earn additional success fees under a consulting agreement. This proposal was approved in accordance with the following vote of stockholders:

Votes For	Votes Against	Abstentions	Broker Non-Votes
10,631,958	655,609	34,507	8,392,882

(f) Our stockholders were asked to approve the Irvine Sensors Corporation 2006 Omnibus Incentive Plan and to authorize the issuance of up to 1,900,000 shares of Common Stock thereunder. This proposal was approved in accordance with the following vote of stockholders:

Votes For	Votes Against	Abstentions	Broker Non-Votes
9,937,120	1,363,936	21,018	8,392,882

(g) At the 2006 Annual Meeting of Stockholders, the stockholders elected each of the following nine nominees as directors, to serve on our Board of Directors until the next Annual Meeting of Stockholders or until their successors are duly elected and qualified. The vote for each director was as follows:

Nominee	Affirmative Votes	Votes Withheld
Mel R. Brashears	17,674,498	93,958
John C. Carson	17,674,498	93,958
Marc Dumont	17,674,498	93,958
Martin Hale	17,674,498	93,958
Thomas M. Kelly	17,674,498	93,958
Clifford Pike	17,674,498	93,958
Frank Ragano	17,674,498	93,958
Robert G. Richards	17,674,498	93,958
Chris Toffales	17,674,498	93,958

(h) Our stockholders were asked to ratify the appointment of Grant Thornton LLP as our independent auditors for the fiscal year ending October 1, 2006. This proposal was approved in accordance with the following vote of stockholders:

Votes For	Votes Against	Abstentions
17,599,875	150,155	31,735

Item 5.	Other Information

None.

Item 6.	Exhibits

10.24	Irvine Sensors Corporation 2006 Omnibus Incentive Plan. (1)

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(1) Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on July 5, 2006 (File No. 1-8402).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Irvine Sensors Corporation

(Registrant)

Date: August 21, 2006	By:	/s/ John J. Stuart, Jr.
John J. Stuart, Jr.
Chief Financial Officer (Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

10.24	Irvine Sensors Corporation 2006 Omnibus Incentive Plan.(1)

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(1) Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on July 5, 2006 (File No. 1-8402).