Form 10-K
period 2006-10-01
IRVINE SENSORS CORP/DE/
filed 2007-01-31
CIK 357108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 1, 2006

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

Registrant’s Telephone Number, Including Area Code:

(714) 549-8211

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock	The NASDAQ Stock Market LLC Boston Stock Exchange Incorporated

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

The aggregate market value of the registrant’s common stock held beneficially by non-affiliates of the registrant on March 31, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $41.0 million, based on the closing sales price of the registrant’s common stock as reported by the Nasdaq Capital Market on that date. For the purposes of the foregoing calculation only, all of the registrant’s directors, executive officers and holders of ten percent or greater of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

As of January 19, 2007, there were 25,122,143 shares of common stock outstanding.

IRVINE SENSORS CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED OCTOBER 1, 2006

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this report, the terms “Irvine Sensors,” “Company,” “we,” “us” and “our” refer to Irvine Sensors Corporation (“ISC”) and its subsidiaries.

This report contains forward-looking statements regarding Irvine Sensors which include, but are not limited to, statements concerning our projected revenues, expenses, gross profit and income, mix of revenue, demand for our products, the success of our acquisition of Optex Systems, Inc. and its relative contribution to our results of operations, the need for additional capital, our ability to obtain and successfully perform additional new contract awards and the related funding of such awards, market acceptance of our products and technologies, the competitive nature of our business and markets, the success and timing of new product introductions and commercialization of our technologies, product qualification requirements of our customers, our significant accounting policies and estimates, and the outcome of expense audits. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “estimates,” “should,” “may,” “will”, “with a view to” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Such factors include, but are not limited to the following:

•	our ability to satisfy our new and refinanced debt instruments without default;

•	our ability to successfully integrate the operations of Optex and any other companies or businesses we acquire;

•	our ability to secure and successfully perform additional research and development contracts;

•	governmental agendas, budget issues and constraints and funding delays;

•	our ability to obtain expected and timely procurements resulting from existing contracts;

•	our ability to introduce new products, gain broad market acceptance for such products and ramp up manufacturing in a timely manner;

•	the pace at which new markets develop;

•	new products or technologies introduced by our competitors, many of whom are bigger and better financed than us;

•	our ability to successfully execute our business plan and control costs and expenses;

•	the availability of additional financing on acceptable terms in a timely manner;

•	our ability to establish strategic partnerships to develop our business;

•	our limited market capitalization;

•	general economic and political instability; and

•	those additional factors which are listed under the section “Risk Factors” in Item 1A of this report.

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

General

We are a vision systems company enabled by proprietary technology for three-dimensional packaging of electronics and manufacturing of electro-optical products. We design, develop, manufacture and sell miniaturized vision systems and electronic products for defense, security and commercial applications. We also perform customer-funded contract research and development related to these products, mostly for U.S. government customers or prime contractors. Most of our historical business relates to application of our proprietary technologies for stacking either packaged or unpackaged semiconductors into more compact three-dimensional forms, which we believe offer volume, power, weight and operational advantages over competing packaging approaches, and which allows us to offer proprietary higher level products with unique operational features.

In December 2005, we completed the initial acquisition (the “Initial Acquisition”) of 70% of the outstanding capital stock of Optex Systems, Inc., a privately held manufacturer of telescopes, periscopes, lenses and other optical systems and instruments whose customers are primarily agencies of and prime contractors to the U.S. Government. In consideration for the Initial Acquisition, we made an initial cash payment to the sole shareholder of Optex, Timothy Looney, in the amount of $14.0 million and made an additional cash payment of $64,200 in April 2006 upon completion of the audit of Optex’s financial statements for the year ended December 31, 2005. As additional consideration, we were initially required to pay to Mr. Looney cash earnout payments in the aggregate amount up to $4.0 million based upon the net cash generated from the Optex business, after debt service, for the fiscal year ended October 1, 2006 (“fiscal 2006”) and the next two subsequent fiscal years. We did not have an earnout obligation to Mr. Looney for fiscal 2006. In January 2007, we negotiated an amendment to our earnout agreement with Mr. Looney that extended his earnout period to December 2009 and reduced the aggregate maximum earnout to $3.9 million in consideration for a term loan providing for advances of up to $2 million provided by Mr. Looney to Optex, which matures in February 2009.

In connection with the Initial Acquisition, we entered into an agreement with Mr. Looney, pursuant to which we agreed to purchase the remaining 30% of the capital stock of Optex held by Mr. Looney (the “Buyer Option”), subject to stockholder approval, which approval was received in June 2006. On December 29, 2006, we amended certain of the agreements with Mr. Looney regarding the Buyer Option. In consideration for such amendments, we issued a one-year unsecured subordinated promissory note to Mr. Looney in the principal amount of $400,000, bearing interest at a rate of 11% per annum. We exercised the Buyer Option on December 29, 2006 and issued Mr. Looney 2,692,307 shares of our common stock for the purchase of the remaining 30% of the outstanding common stock of Optex held by him. As a result of the Initial Acquisition and exercise of the Buyer Option, Optex is now our wholly-owned subsidiary.

Optex had product sales of approximately $18.9 million and income before interest and provision for income taxes of approximately $1.2 million in calendar year 2005. In the three quarters of fiscal 2006 since the Initial Acquisition, Optex had approximately $12.8 million in product sales. Optex’s products range from simple subassemblies to complex systems comprised of opto-mechanical and electro-optical products, which are typically built pursuant to customer-supplied designs. Many of its products are sold pursuant to multi-year, fixed-price contracts, with pre-negotiated cost-inflation features, that are procured competitively by the military services or by prime contractors to the military services. In recent years, Optex has increased sales of its products both because of the increased attrition of equipment mounted on military land vehicles engaged in on-going conflicts and also because of increased market share resulting from successes in competitive procurements. Much of the recent growth in Optex’s sales has been derived from increases in sales to prime contractors. We financed the Initial Acquisition of Optex by a combination of $4.9 million of senior secured debt from Square 1 Bank under a term loan and $10.0 million of senior subordinated secured convertible notes from two private equity funds, which are sometimes referred to in this report collectively as “Pequot”. In December 2006, both of these obligations were refinanced with two new senior lenders.

Except for fiscal years 1999 through 2001 when we generated significant commercial product sales of wireless infrared tranceivers through a subsidiary, and prior to our Initial Acquisition of Optex, we have historically derived a substantial majority of our total revenues from government-funded research and development rather than from product sales. Optex has also historically derived most of its revenues from product sales to government agencies or prime contractors. Accordingly, we anticipate that a substantial majority of our total revenues will continue to be derived from government-funded sources in the immediately foreseeable future. Prior to the fiscal year ended October 2, 2005 (“fiscal 2005”), with a few exceptions, our government-funded research and development contracts were largely early-stage in nature and relatively modest in size. As a result, our revenues from this source were not significantly affected by changes in the U.S. defense budget. In fiscal 2005, we received several contract awards that we believe may eventually have the potential to lead to government production contracts, which we believe could be both larger and more profitable than government funded research and development contracts. As a result, our contract research and development revenues improved to a substantial degree in fiscal 2005. Due to procurement delays in contracts eventually received late in the fiscal year and in early fiscal 2007, our contract research and development revenues for fiscal 2006 did not reach the levels achieved in fiscal 2005. However, the contribution to our contract research and development revenue from contract awards that we believe have the potential to lead to government production contracts continued at an increased level in fiscal 2006 from that achieved in years prior to fiscal 2005. Our current marketing efforts are focused on government programs that we believe have the potential to substantially sustain this focus on opportunities with the possibility of transition to government production contracts. Because of this focus and our acquisition of Optex, our future revenues may become more dependent upon U.S. defense budgets, funding approvals and political agendas for the foreseeable future. We are also attempting to increase our revenues from product sales by introducing new products with commercial applications, in particular, miniaturized cameras and stacked computer memory chips. We are currently transitioning into a new generation of such products, with a view to increasing our product sales, but we cannot assure you that we will be able to complete development, successfully launch or profitably manufacture and sell any such products on a timely basis, if at all. We generally use contract manufacturers to produce these products, and all of our other current operations, except those of Optex, occur at a single, leased facility in Costa Mesa, California. Optex manufactures its products at its leased facility in Richardson, Texas.

Prior to the acquisition of Optex, our historical business had a history of unprofitable operations due in part to discretionary investments that we have made to commercialize our technologies and to maintain our technical staff and corporate infrastructure at levels that we believed were required for future growth. These investments have yet to produce sustainable, profitable product sales. With respect to our investments in staff and infrastructure, the advanced technical and multi-disciplinary content of our proprietary technologies places a premium on a stable and well-trained work force. As a result, we tend to maintain our work force even when anticipated government contracts are delayed, a circumstance that occurs with some frequency and that results in under-utilization of our labor force for revenue generation from time to time. Delays in receipt of research and development contracts are unpredictable, but represent a recurring characteristic of our research and development contract business. We believe that the impact on our business of future delays can be overcome by the achievement of greater contract backlog and are seeking growth in our research and development contract revenue to that end. We have not yet demonstrated the level of sustained research and development contract revenue required to predictably result in profitable operations. Our ability to recover our investments through the cost-reimbursement features of our government contracts is subject to both regulatory and competitive pricing considerations.

In the past, we have maintained separate operating business units, including our subsidiaries that were separately managed, with independent product development, marketing and distribution capabilities. However, during the fiscal year ended September 28, 2003 (“fiscal 2003”), we reorganized our operations to consolidate our administrative, marketing and engineering resources and to reduce expenses. In the fiscal year ended October 3, 2004 (“fiscal 2004”), fiscal 2005 and fiscal 2006, none of our previous historical subsidiaries accounted for more than 10% of our total revenues. However, Optex accounted for approximately 42% of our total revenues in fiscal 2006, even though it contributed to our total revenues for only three fiscal quarters. Optex is expected to continue to account for a substantial portion of our total revenues in subsequent reporting periods. None of our subsidiaries except Optex account for more than 10% of our total assets or have separate employees or facilities. We currently report our operating results and financial condition in two operating segments, our research and development business and our product business. In fiscal 2005, we discontinued the operations of our Novalog subsidiary. We have restated all financial statements and schedules of the Company to give effect to this discontinuation and report Novalog as a discontinued operation. (See Note 11 of Notes to Consolidated Financial Statements).

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

(“RedHawk”), which developed and sold proprietary software for extracting still photographs from video sources; and iNetWorks Corporation (“iNetWorks”), which developed proprietary technology related to internet routing. All of these subsidiaries still exist as separate legal entities, but none of them presently have separate operations due to a reorganization in fiscal 2003. We manage and are still seeking licensing relationships and third-party strategic partners to further the potential commercial exploitation of some of the technologies developed by our historical subsidiaries. However, because of the difficulty of securing economic sources of supply for our wireless infrared products, we discontinued operations of our Novalog subsidiary in the latter part of fiscal 2005. The financial statements included in this report reflect the reclassification of Novalog as a discontinued operation for both the current and prior fiscal years. Our Optex subsidiary is a separate legal entity.

As of October 1, 2006, our ownership of the issued and outstanding capital stock of Novalog, MSI, RedHawk, iNetWorks and Optex was approximately 96%, 98%, 81%, 95% and 70%, respectively. After our exercise of our Buyer Option in December 2006, Optex became our wholly-owned subsidiary. John C. Carson, our Chief Executive Officer and a Director, also serves as Chief Executive Officer of all of our subsidiaries except iNetWorks and Optex. Mel Brashears, who is our Chairman of the Board, is the Chief Executive Officer of iNetWorks (as an independent consultant). Optex does not currently have a Chief Executive Officer, but Mr. Looney serves as the President and a Director of Optex. John Stuart, our Chief Financial Officer, serves as the Chief Financial Officer of each of our subsidiaries. Mr. Carson and Mr. Stuart serve as Directors of each of our subsidiaries.

Novalog, MSI, RedHawk and iNetWorks all have substantial intercompany debts payable to ISC. At October 1, 2006, the amount of these intercompany obligations were approximately $3.3 million, $11.0 million, $1.6 million and $2.4 million for Novalog, MSI, RedHawk and iNetWorks, respectively. The obligations are not interest bearing and contain no conversion rights. ISC could elect to cancel some of the indebtedness from Novalog as consideration to exercise outstanding warrants to purchase up to 3.0 million shares of Novalog’s common stock at the exercise price of $1.00 per share and to cancel some of the indebtedness from MSI as consideration to exercise outstanding warrants to purchase up to 4.0 million shares of MSI’s common stock at the exercise price of $1.00 per share. Given the discontinuation of Novalog’s operations and the licensing-only nature of MSI’s current operations, we do not presently consider either of these permissible warrant exercises to be likely in the foreseeable future.

Products and Technologies

As a result both of our externally funded contracts and our internally funded research and development, we have developed a wide variety of technologies derived from or related to the field of three-dimensional chip stacking. In turn, we have developed a number of products based on these technologies for use at various levels of system integration. Our Optex subsidiary manufactures a variety of optical products for military agencies and prime contractors, largely for installation on vehicles, based on designs owned by and provided by those customers.

We are currently offering products in the following areas:

Stacked Chip Assemblies. We have developed a family of standard products consisting of stacked memory chips that are used for numerous applications, both governmental and commercial. Our technology is applicable to stacking of a variety of microchips, both packaged and unpackaged, that we believe can offer demonstrable benefits to designers of systems that incorporate numerous integrated circuits, both memory and otherwise, by improving speed and reducing size, weight and power usage. In addition, since our technology reduces the number of interconnections between chips, we believe potential system failure points can also be reduced through chip stacking. We anticipate that the features achievable with our chip stacking technology could have applications in space and in aircraft applications where weight and volume considerations are dominant, as well as in various other commercial and governmental applications in which portability is required and speed is important.

We have introduced a number of stacked-chip products that are primarily oriented toward the needs of potential commercial customers who are seeking to emulate the performance of advanced monolithic memory chip packages through the stacking of two or more prior generation packages. We believe this approach can offer economic advantages because of the high costs of advanced monolithic chip packages during early phases of the monolithic product lifetime. These types of stacked chip-package products are also available from competitors, but we believe that our chip-package stacking technology has advantages in terms of board space utilized and performance over that of competitors. Since our introduction of such products, we have achieved limited market penetration, primarily for non-commercial applications, although we have qualified and sold such products for commercial applications as well. We believe that the demand for stacked chips in industry-standard Thin Small Outline Packages (“TSOPs”), in which lead frames are used to attach chip packages to circuit boards, is mature, at best, and may be in decline. In fiscal 2006, we announced the qualification of a process for converting

TSOPs into stacks with Ball Grid Array (“BGA”) solder ball connections for board mounting, which we believe can address emerging demand for stacked chip assemblies using more space-efficient attachment technology. We believe that an industry transition from TSOPs to BGAs may broaden our prospects for commercial market penetration, although we cannot guarantee that outcome.

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

Miniaturized Infrared Cameras. Several of our research and development contracts have involved the miniaturization of imaging devices, particularly those using infrared detectors that create images by sensing the heat emitted by objects being viewed. We believe such technology is directly applicable to applications requiring vision at night or in smoke-filled environments. Our initial product development using this technology has focused on low-power, rugged infrared cameras for military, security and surveillance applications. The combination of our miniaturization capabilities with the advanced electronic packaging available using our chip stacking has led to the development of virtually “instant-on” infrared cameras and thermal imagers and a related Personal Miniature Thermal Viewer™ or PMTV™ that we believe has overcome limitations of competitive approaches. We have shipped such products to several military customers for testing, and have announced the availability of these products for sale. Late in fiscal 2006, we received initial production orders for such products. We also intend to market products utilizing this core technology in potential commercial applications such as thermal viewers for firefighters.

Miniaturized Visible Spectrum Cameras. As a result of our miniaturized infrared camera activities, we have also established relationships with suppliers and potential customers for miniaturized cameras that are designed to operate in illumination visible to the human eye. Such cameras are in active development by various suppliers to meet new driver and passenger seat monitoring requirements for automobiles, among other uses. Although we are not currently providing products for the automotive markets, we have developed and are currently selling visible spectrum cameras to a variety of Original Equipment Manufacturers, or OEMs, for potential use in other applications. Our sales of these cameras to date have largely been for evaluation and qualification purposes, although we have shipped limited production quantities of our miniaturized visible spectrum camera to one OEM.

Microchips and Sensors. Through our Novalog subsidiary, whose operations were discontinued during the latter part of fiscal 2005, we developed and sold a serial infrared communications chip using elements of our sensor chip design technology. This device has been used in products in order to allow computers, computer peripherals and hand-held portable electronics devices such as personal organizers, pagers and cellular phones to communicate using infrared transmissions in a manner similar to that used by remote control units for televisions and video cassette recorders. Because of the commodity nature of this application and the difficulty of maintaining stable and economic sources of supply, we discontinued further development and marketing of these devices in fiscal 2005.

Through our MSI subsidiary, we introduced ASIC readout chips for manufacturers of micromachined products who require low noise electronic readout circuitry. We have shipped engineering samples, qualification volumes and small production volumes of such chips to various customers through ISC. MSI also developed a proprietary inertial sensor, the Silicon MicroRing Gyro™, which is intended to provide an inexpensive means to measure rotational motion for a wide variety of potential applications. In September 1999, a United States patent, assigned to MSI, was granted covering the design of the Silicon MicroRing Gyro. We expect that the commercial exploitation, if any, of the Silicon MicroRing Gyro will be paced by product design-in lead times of customers, principally OEMs. Similarly, MSI has also developed a proprietary 3-axis silicon accelerometer that is also dependent on OEM schedule considerations. We have granted a perpetual license to MSI’s gyro and accelerometer technology to a third party, with exclusivity subject to minimum royalty obligations, for further development targeted for automotive and certain aerospace applications. While this license has not generated any royalties to date, the licensee has advised us that one or more automotive OEMs are nearing completion of development of products incorporating MSI’s technologies; however, we cannot guarantee that any such products will be introduced or that they will achieve broad market acceptance. MSI is not actively pursuing further development of this technology on its own. Accordingly, we are currently unable to project when, or if, we might receive material revenues from the license of our gyro and accelerometer technologies.

Software. We formed our RedHawk subsidiary to exploit our proprietary software technology for extracting quality still photographs from any video source. We achieved limited sales of a software product based on this technology that was favorably reviewed by professional users, but did not achieve broad market acceptance. We continue to offer this product, but are not devoting marketing resources to its sale. We have sought, but have not secured, strategic relationships to exploit this software technology and cannot assure you that any endeavors in this behalf will be successful in the future. To date, RedHawk has not generated any significant revenues.

Optex’s Products. Optex manufactures and sells high-quality sighting systems and optical assemblies for military applications. Optex’s assembly efforts range from simple subassemblies to complex systems composed of opto-mechanical and electro-optical components. Optex’s products include optically improved tank periscopes, muzzle reference sensors, back-up sights, rifle sights, ship binoculars, and a range of sighting systems and assembly components. Optex’s products are used on major U.S. armored vehicle programs including the M1 Main Battle Tank, Bradley Fighting Vehicle, M60 Tank, Light Armor Vehicle, Stryker Light Armor Vehicle, Mobile Gun System, Armor Security Vehicle, Amphibious Assault Vehicle, and the Efficient Fighting Vehicle. Optex’s products are also used on South Korea’s K1 Tank. Further, Optex plays a significant role in several U.S. and foreign programs involving night vision rifle sights.

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

Active Imaging Systems. Many of the potential government applications for which we have received developmental funding over the years have involved advanced techniques for acquiring and interpreting images. In fiscal 2002, an industry team that we formed and led, and one other industry team, won an open competition to design an advanced imaging system based on the integration of laser pulse returns to allow the extraction of images of objects concealed by foliage. The prototype units built under this contract were successfully demonstrated in fiscal 2003. In fiscal 2004 and fiscal 2005, we received additional development contract funding for other uses of this technology. In fiscal 2006, we successfully developed and delivered a space-based active imaging system that has been deployed. We have been advised of possible future government contract awards for related projects that may help us to further explore active imaging product applications.

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

Neural Networks. We have received a number of contracts from government agencies regarding the development of artificial neural networks and applications thereof. Neural networks contain large numbers of processing nodes that continuously interact with each other, similar to the way that the neurons of a human brain interact to process sensory stimuli. Neural networks are the subject of scientific inquiry because pattern recognition and learning tasks, which humans perform well, and computers perform poorly, appear to be dependent on such processing. Neither conventional computers nor advanced parallel processors currently have the interconnectivity needed to emulate neural network processing techniques. We received approximately $9 million of government research and development contracts in fiscal 2006 intended to advance the maturity of the technologies required for cognitive sensors employing neural networks. We are presently pursuing additional government research and development contracts to provide demonstration products to various branches of the Department of Defense incorporating this technology. We believe our chip stacking technologies could provide a way to achieve the very high levels of interconnectivity necessary to construct an efficient artificial neural network. While the full embodiment of our neural network technology is expected to be years away, if at all, we intend to continue to pursue research and development in this area in order to broaden the potential product application of the technology.

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

Manufacturing

Our Costa Mesa operation primarily uses contract manufacturers to fabricate and assemble our stacked chip, microchip and sensor products. At our current limited levels of sales of these products, we typically use single contract manufacturing sources for such products and, as a result, we are vulnerable to disruptions in supply. However, for these single sourced products, we use semiconductor fabrication and related manufacturing sources that we believe are widely available. We currently manufacture our thermal camera and software products ourselves, given their relatively low volumes. Our manufacturing activities for thermal camera products primarily consist of assembly, calibration and test. We use contract manufacturers for production of our visible camera products, except for final testing, which we perform ourselves. Our various thermal and visible camera products presently rely on a limited number of suppliers of imaging chips that are adequate for the quality and performance requirements of our products, which makes us vulnerable to potential disruptions in supply.

Our original bare chip stacking technology involves a standard manufacturing process that fabricates cubes comprising multiple die layers along with ceramic cap and base substrates laminated with an extremely thin non-silicon layer and interconnected with a thin-film bus metallization to bring the chip input/output signals out to the top surface of the stacks. The cubes can then be segmented or split into subsections as required for the particular product configuration being built. Finally, the cubes, mini-cubes or short stacks are burned in, tested, graded, kitted for packaging, out-sourced for packaging and screening, and returned for final test. Our facility is designed for low volume and prototype production of such parts.

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

The primary components of our camera products are integrated circuits and detectors. We typically design the integrated circuits for manufacture by third parties from silicon wafers and other materials readily available from multiple sources. While we do not have any long-term arrangements with suppliers for the purchase of these materials, we believe we will have sufficient capacity to address our near term manufacturing needs.

Because of the nature of the sophisticated work performed under our research and development contracts, we design and assemble equipment for testing and prototype development. We also use this equipment to seek, qualify for and perform additional contract research and development for our customers.

Optex manufactures its own products in its leased facilities in Richardson, Texas, largely through assembly of parts that are available from a variety of sources. Optex’s largest suppliers are Litton Electro-Optical Systems, Hoya Optics, Qioptiq Imaging Solutions and Spartech Corporation.

Backlog

Funded backlog includes amounts under contracts that have been awarded to us and for which we have authority to bill for work under such contracts. At November 26, 2006, our consolidated funded backlog was approximately $43.2 million compared to approximately $7.7 million at November 22, 2005. Approximately $32.1 million of the funded backlog at November 26, 2006 was related to Optex’s product orders, a contributing factor that was not present a year earlier. We expect that a substantial portion of our funded backlog at November 26, 2006 will result in revenue recognized in fiscal 2007. In addition, we have unfunded backlog on contracts that we have won, but that have not yet been fully funded, in which funding increments are expected to be received when the previously funded amounts have been expended. We are also continuing to negotiate for additional research contracts and commercial product sales. Many of these proposals for additional research contracts are submitted under the Small Business Innovation Research, or SBIR, provisions of all government agencies that conduct funded research and development. In the past, we have submitted approximately 50 or more Phase 1 SBIR proposals in any given fiscal year, and between five and ten of those proposals have historically led to initial contract awards generally valued between $50,000 to $100,000 each. Of those Phase 1 contracts, approximately half of them have historically resulted in follow-on Phase 2 awards, usually valued between $500,000 to $1.0 million each. In fiscal 2004, fiscal 2005 and fiscal 2006, we generated approximately $1.8 million, $4.9 million and $3.9 million, respectively, of funded contract revenue from these proposals. Although our reliance on SBIR contracts as a revenue source declined somewhat in fiscal 2006 because of increases in prime government contracts procured through other channels, we continue to view SBIR contracts as an important source of both revenues and technology improvement. However, we cannot guarantee you that future SBIR contracts will be awarded, or if awarded, will match or exceed our historical experience or that such contract awards will be profitable or lead to other projects. We may not be successful in securing any additional SBIR contract awards in the future. Failure to continue to obtain these SBIR awards and other funded research and development contracts in a timely manner, or at all, could materially and adversely affect our business, financial condition and results of operations.

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

We believe that our development of miniaturized infrared cameras and related thermal viewers may offer us prospects for penetration of new product markets in the future. To that end, in fiscal 2004, we announced initial availability of such products and started to devote more marketing emphasis to U.S. government agencies that are end-users of such products. We completed further development of such products under government contract in fiscal 2005. We increased our marketing of such products in fiscal 2006, resulting in initial production orders received late in the fiscal year. We expect to continue this increased marketing emphasis on such products in fiscal 2007.

Our microchip products are generally marketed directly to OEMs with which we have established vendor relationships. Our related inertial sensors, namely gyros and accelerometers, are marketed through our licensee of such products, with an initial emphasis on automotive applications.

Optex markets its products through direct contact with U.S. military agencies and their prime contractors and responds to requests for bids from the same.

In fiscal 2006, direct contracts with various military services and branches of the U.S. government accounted for approximately 61% of our total revenues and second-tier government contracts with prime government contractors accounted for approximately 33% of our total revenues. The remaining approximately 6% of our total revenues was derived from non-government sources. During fiscal 2006, revenues derived from the U.S. Army, the Defense Advanced Research Projects Agency (“DARPA”), General Dynamics, a government contractor, and the U.S. Air Force accounted for approximately 32%, 14%, 14% and 12% of our total revenues, respectively. Loss of any of these customers would have a material adverse impact on our business, financial condition and results of operations. No other customer accounted for more than 10% of our total revenues for fiscal 2006.

Contracts with government agencies may be suspended or terminated by the government at any time, subject to certain conditions. Similar termination provisions are typically included in agreements with prime contractors. We cannot assure you that we will not experience suspensions or terminations in the future.

We focus marketing in specific areas of interest in order to best use our relatively limited marketing resources. With our de-emphasis on subsidiaries and emphasis on reintegration of subsidiary operations, we are managing our marketing through centralized coordination of the lead individuals with specific responsibilities for our different product families.

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

We believe that the primary competitors for our Silicon MicroRing Gyro include several larger companies, such as Delco Electronics, Motorola, Bosch Corporation and Systron-Donner. We believe that the principal competitive factor for these applications is cost. The expected costs for products utilizing Silicon MicroRing Gyro and accelerometer technologies are anticipated to provide a significant competitive advantage through a lower market price if our licensees can successfully develop and qualify products using our technology. We have no present knowledge of competitors planning to introduce ASICs competitive to our sensor readout product, but given the widespread availability of integrated circuit design capabilities in the electronics industry, we believe that the emergence of competitive products is likely. To address these competitive challenges, we may seek strategic partners with appropriate market presence and financial resources.

Since the products sold by Optex are largely of a “build-to-print” nature, there are a number of companies that could potentially be its competitors. We believe that Optex’s principal existing competitors are Miller-Hollzwarth, Seiler Instruments, and Selectron. We believe that the principal competitive factors relating to Optex’s business are price and delivery reliability, both areas in which we believe Optex has achieved a strong reputation.

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

Our consolidated research and development expenses for the fiscal 2004, fiscal 2005 and fiscal 2006 were approximately $2.1 million, $0.8 million and $0.4 million, respectively. These expenditures were in addition to the cost of revenues associated with our customer-sponsored research and development activities. The greater spending level of our own funds on research and development in fiscal 2004, as opposed to fiscal 2005 and fiscal 2006, was largely due to our deployment of under-utilized direct personnel to such activities during periods when government contracts were delayed.

We have historically funded our research and development activities primarily through contracts with the federal government and with funds from our public and private stock offerings.

Patents, Trademarks and Licenses

We primarily protect our proprietary technology by seeking to obtain, where practical, patents on the inventions made by our employees. As of October 1, 2006, 70 currently effective U.S. and foreign patents have been issued and other U.S. patent applications are pending. Foreign patent applications corresponding to several of the U.S. patents and patent applications are also pending. Seven of the U.S. patents, covering early versions of our stacking technology, expire in less than two years. We do not believe that these expirations will have a material effect on our current business and results of operations. The balance of our stacking patents, including those covering the stacking technologies that are the basis of our current products and product development, have durations ranging from over two to over 17 years. We also have patents on a variety of collateral technologies that we developed to support, facilitate or utilize our stacking technologies. Those patents have durations ranging from less than one year to over 17 years. The patent covering certain circuit technology embodied in our wireless infrared products has a remaining duration of slightly less than eight years. We cannot assure you that any additional patents will be issued in the U.S. or elsewhere. Moreover, the issuance of a patent does not carry any assurance of successful application, commercial success or adequate protection. We cannot assure you that our existing patents or any other patent that may issue in the future will be upheld if we seek enforcement of our patent rights against an infringer or that we will have sufficient resources to prosecute our rights. We also cannot assure you that our patents will provide meaningful protection from competition. In addition, if others were to assert that we are using technology covered by patents held by them, we would evaluate the necessity and desirability of seeking a license from the patent holder. We cannot assure you that we are not infringing on other patents or that we could obtain a license if we were so infringing.

The products and improvements that we develop under government contracts are generally subject to royalty-free use by the government for government applications. However, we have negotiated certain “non-space” exclusions in government contracts and have the right to file for patent protection on commercial products that may result from government-funded research and development activities.

In February 1998, we entered into an assignment of patent and intellectual rights agreement with F.K. Eide, a retired employee who was formerly our Vice-President. As part of an employment agreement, Mr. Eide assigned to us all rights and interests to five U.S. Provisional Patent Applications owned by him. Those applications subsequently resulted in three issued U.S. Patents assigned to us covering various chip package stacking techniques. In consideration for this assignment, Mr. Eide receives a 1% royalty on the gross sales revenues, if any, of any products incorporating the technology of these patent assignments for the lifetime of these patents.

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

Certification Standard

In October 2004, our business and quality management systems were certified to be compliant with the International Organization for Standardization ISO 9001:2000 Standard. In November 2006, an audit of our Costa Mesa operations reaffirmed our certification to this standard. We intend to seek comparable certification for our operations at Optex in fiscal 2007.

Employees

As of December 1, 2006, at our Costa Mesa, California facilities we had 95 full time employees and three consultants. Of the full time employees, 75 were engaged in engineering, production and technical support and 20 were engaged in sales, marketing and administration. As of December 1, 2006, at our Richardson, Texas facility we had 68 full time employees and two part time employees. None of our employees are represented by a labor union, and we have experienced no work stoppages due to labor problems. We consider our employee relations to be good.

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

The recent refinancings of our senior and subordinated debt have increased our aggregate debt, shortened the term of a portion of our senior debt and increased the dilutive effect of our convertible subordinated notes and related warrants, thereby increasing risks associated with the retirement of these obligations. The December 2006 refinancing of our senior debt increased the amount of that obligation from approximately $5.9 million to $8.3 million at a slightly higher interest rate, all of which is due and payable within two years, rather than a portion being due and payable within three years as was the case prior to the refinancing. Furthermore, the conversion price of our convertible subordinated notes and the exercise price of related warrants was reduced, pursuant to the notes’ price anti-dilution features, from $2.60 per share to $1.30 per share, which may impede our ability to raise additional capital to facilitate the retirement of our debt. Failure to satisfy our debt obligations would expose us to a variety of remedies available to our new lender, up to and including foreclosure on our assets.

The recent refinancings of our senior and subordinated debt have resulted in substantial cash and non-cash expenses, which may adversely affect the price of our common stock. The refinancing of our senior debt and convertible subordinated notes involved cash expenses in excess of $2.5 million, including a $1.25 million settlement fee paid to Pequot, and very substantial non-cash expenses because of the expense of new warrants and the redetermination of imputed interest associated with the subordinated convertible notes primarily resulting from those notes now containing a beneficial conversion feature. Significant cash expenses of the refinancings, including the $1.25 million settlement fee, have been recorded as expenses in fiscal 2006, and the balance of the cash expenses and a substantial portion of the non-cash expenses will be recorded as expenses in the first quarter of fiscal 2007 and during the remaining term of the debt. The expense associated with the new warrants will be amortized over the term of the debt. These financial reporting impacts could cause the market price of our common stock to decline.

Our stock price could decline because of the potentially dilutive effect of future financings, conversions of notes, effect of anti-dilution provisions or exercises of warrants and Common Stock options. During the past three fiscal years, we issued approximately 7.0 million shares of our common stock, largely to fund our operations, resulting in significant dilution to our existing stockholders. At October 1, 2006, there were approximately 10.6 million shares of our common stock issuable upon the exercise of warrants and options and upon the conversion of our subordinated secured convertible notes. At December 31, 2006, due to the refinancing of our debt, this aggregate dilutive potential was 18.0 million shares. In addition, approximately 2.7 million shares were issued to exercise our Buyer Option to purchase the remaining 30% of Optex on December 29, 2006. Any additional equity financings in the future could result in further dilution to our stockholders. Existing stockholders also will suffer significant dilution in ownership interests and voting rights, and our stock price could decline, as a result of potential future application of price anti-dilution features of our subordinated convertible notes, if not waived by the note holders.

Significant sales of our common stock in the public market will cause our stock price to fall. We filed a registration statement on Form S-3 in connection with the Initial Acquisition of Optex and the related financing, we are required to file additional registration statements related to the recent refinancing of our debt, the Pequot settlement and the exercise of our Buyer Option, and we may file additional registration statements, covering shares of our common stock issued in the future that may be freely offered for resale. As of October 1, 2006, we had approximately 20 million shares of common stock outstanding, substantially all of which were freely tradable, other than restrictions imposed upon our affiliates. The average trading volume of our shares in September 2006, however, was only approximately 38,300 shares per day. Accordingly, the freely tradable shares are significantly greater in number than the daily average trading volume of our shares. If the holders of the freely tradable shares were to sell a significant amount of our common stock in the public market, the market price of our common stock would likely decline. If we raise additional capital in the future through the sale of shares of our common stock to private investors, we may agree to register these shares for resale on a registration statement as we have done in the past. Upon registration, these additional shares would become freely tradable once sold in the public market, assuming the prospectus delivery and other requirements were met by the seller, and, if significant in amount, such sales could further adversely affect the market price of our common stock. The sale of a large number of shares of our common stock also might make it more difficult for us to sell equity or equity-related securities in the future at a time and at the prices that we deem appropriate.

The nature of our government contract business is inherently subject to timing variances that pose difficulties in predicting and controlling short-term financial results and generating cash flow to service our debt, thereby increasing the risk that we may be subject to remedies available to our new lender. The unanticipated delays that we experienced in receipts of new research and development contracts in fiscal 2006 resulted in our failure to comply with our bank debt covenants several times since the inception of our credit facility with our previous senior lender, Square 1 Bank, and resulted in cross-defaults under our subordinated secured convertible notes. We renegotiated the covenants of our senior bank debt on the first of these occurrences but, as a result of subsequent occurrences, were required to refinance our senior bank debt, including the incorporation of our revolving line-of-credit into our senior term loan, to new senior lenders in December 2006. Although the new senior lenders have waived the prior defaults and cross-defaults associated with our original senior and subordinated debt and, subject to our meeting our interest obligations under our new senior debt, have waived the new financial condition default covenants associated with our new senior debt, we cannot assure you that the variability in our contract business will allow us to satisfy the requirements of our new senior debt and avoid further defaults in the future. Failure to comply with the requirements of our senior debt exposes us to a variety of remedies available to our new senior lenders, including acceleration of the debt, which would place a significant strain on our financial resources or foreclosure on our assets and the assets of Optex. Our senior bank debt is secured by substantially all of our assets. As of December 31, 2006, we had term senior debt of approximately $8.3 million outstanding.

As a result of the default under our prior senior bank debt and a resulting cross-default with Pequot, our $10 million subordinated convertible notes also were refinanced with our new senior lenders purchasing such notes from Pequot. The consolidation of our senior and subordinated debt with common lenders increases the risks that both obligations could be accelerated concurrently, resulting in a demand that we could not satisfy. Our subordinated convertible notes are also secured by substantially all of our assets and the assets of Optex.

We expect that we may need to raise additional capital in the future; additional funds may not be available on terms that are acceptable to us, or at all. In addition to our significant net losses in recent periods, we have also historically experienced negative cash flows, from operations or other uses of cash. In fiscal 2004, we experienced negative cash flows from operations of approximately $4.2 million. Due largely to our capital expenditures, we experienced a net reduction of our cash during fiscal 2005 of approximately $754,500. In fiscal 2006, due largely to debt service related to the Initial Acquisition of Optex, we experienced a net reduction in cash of $726,800. To offset the effect of negative net cash flows, we have historically funded a portion of our operations through multiple equity financings, and to a lesser extent through receivable financing. In December 2005, in order to finance the Initial Acquisition of Optex, we had obtained a $4.9 million senior secured term loan and borrowed $10.0 million of subordinated secured convertible notes. We had to raise $8.3 million in December 2006 to refinance the senior secured term loan and our $2 million revolving line of credit and to enhance our working capital. We may have to raise additional capital in the future to service or retire our debt, remedy debt defaults, replace lenders and to finance our future working capital needs. We cannot assure you that any additional capital will be available on a timely basis, on acceptable terms, or at all. Future financings may require stockholder approval, which may not be obtainable. If we are not able to obtain additional capital as may be required, our business, financial condition and results of operations could be materially and adversely affected.

We anticipate that our capital requirements will depend on many factors, including:

•	our ability to procure additional production contracts and government research and development contracts;

•	our ability to control costs;

•	our ability to commercialize our technologies and achieve broad market acceptance for such technologies;

•	the timing of payments and reimbursements from government and other contracts;

•	research and development funding requirements;

•	increased sales and marketing expenses;

•	technological advancements and competitors’ response to our products;

•	capital improvements to new and existing facilities;

•	the impact of our acquisition of Optex and any additional acquisitions that we may complete;

•	our relationships with customers and suppliers; and

•	general economic conditions including the effects of future economic slowdowns, a slump in the semiconductor market, acts of war or terrorism and the current international conflicts.

If our capital requirements are materially different from those currently planned, we may need additional capital sooner than anticipated. Additional funds may be raised through borrowings, other debt or equity financings, or the divestiture of business units or select assets. Our subordinated convertible notes and the various warrants issued in connection with the Initial Acquisition of Optex and the refinancing of the debt incurred in connection with the Initial Acquisition of Optex contain ratchet antidilution protections that could cause the conversion price of those notes and the exercise price of said warrants to decline in the event we issue securities at price per share below the existing conversion or exercise prices, resulting in a significant increase in the number of shares of our common stock issuable to our lenders upon conversion of the notes and exercise of the warrants. If additional funds are raised through the issuance of equity or convertible debt securities or if we consummate any acquisitions, the percentage ownership of our stockholders will be reduced and such securities may have rights, preferences and privileges senior to our common stock.

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

Our acquisition of Optex is subject to significant operational and financial risks and challenges that could adversely affect our financial condition and results of operations. In December 2005, we incurred a significant amount of debt in order to finance the Initial Acquisition of Optex. In December 2006, this debt had to be refinanced to cure defaults thereunder. Because Optex represents our first significant acquisition and we have no prior history of integrating acquired companies or businesses into our operations, we cannot fully predict the impact of the acquisition of Optex on our business operations, financial condition and results of operations. Our acquisition of Optex is subject to many inherent risks, including:

•	the history of Optex as a privately-held company and our ability to make the necessary investments to integrate the Optex operations and maintain acceptable internal controls;

•	our ability to successfully integrate the operational and cultural differences between our historical base of funded contract research and development, and Optex’s base of long-term product manufacturing;

•	our ability to satisfy the debt service and other requirements of our refinanced and new debt instruments;

•	our ability to retain and integrate the management team of Optex, particularly its President, Timothy Looney;

•	our ability to successfully bridge the geographic separation between the Optex operations in Richardson, Texas and our historical base of operations in Costa Mesa, California;

•	the significant dilutive effect of the additional shares of our Common Stock issuable pursuant to the convertible debt and warrants issued in the financing of the acquisition of Optex and the warrants issued in the refinancing of such debt;

•	the customer and market concentration of Optex’s business;

•	the unknown effect on our and Optex’s customers, suppliers and competitors resulting from our acquisition of Optex;

•	our ability to achieve the expected synergies from the acquisition of Optex; and

•	general economic and political conditions that could affect Optex’s business.

Certain Optex products are dependent on specialized sources of supply that are potentially subject to disruption and attendant adverse impact to our business. Some of Optex’s products currently incorporate components purchased from single sources of supply. The financial pressure surrounding the refinancing of our debt has limited our ability to supplement Optex’s working capital, which is principally used to purchase parts and materials from its suppliers. If supply from single supply sources is materially disrupted, requiring Optex to obtain and qualify alternate sources of supply for such components, our revenues could decline, our reputation with our customers could be harmed, and our business and results of operations could be adversely affected.

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

We have historically generated substantial losses, which, if continued, could make it difficult to fund our operations or successfully execute our business plan, and could adversely affect our stock price. Since our inception, we have generated net losses in most of our fiscal periods. We experienced net losses of approximately $8.5 million for fiscal 2006, including the effect recorded in that period of the refinancing of our debt, $1.8 million for fiscal 2005 and approximately $4.2 million for fiscal 2004. We cannot assure you that we will be able to achieve or sustain profitability on a quarterly or annual basis in the future. In addition, because we have significant expenses that are fixed or difficult to change rapidly, we generally are unable to reduce expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. For example, we experienced some contract delays in fiscal 2004 and more significant contract delays in fiscal 2005 and fiscal 2006 that resulted in unanticipated additional operating expenses to keep personnel on staff while the contracts were pending with no corresponding revenues. In addition, our increased level of contract research and development revenue makes us more dependent on support from subcontractors to meet our operating plans and more susceptible to losses when such support is delayed. Such factors could cause us to continue to experience net losses in future periods, which will make it difficult to fund our operations and achieve our business plan, and could cause the market price of our common stock to decline.

Our government-funded research and development business depends on a limited number of customers, and if any of these customers terminate or reduce their contracts with us, or if we cannot obtain additional government contracts in the future, our revenues will decline and our results of operations will be adversely affected. For fiscal 2006, approximately 14% of our total revenues were generated from research and development contracts with the Defense Advanced Research Projects Agency, or DARPA, approximately 12% of our total revenues were generated from research and development contracts with the U.S. Air Force and approximately 11% of our total revenues were generated from research and development contracts with the U.S. Army. Although we ultimately plan to shift our focus to include the commercialization of our technology, we expect to continue to be dependent upon research and development contracts with federal agencies and their contractors for a substantial portion of our revenues for the foreseeable future. Our dependency on a few contract sources increases the risks of disruption in this area of our business or significant fluctuations in quarterly revenue, either of which could adversely affect our consolidated revenues and results of operations.

Because both our historical operations and those of Optex currently depend on government contracts and subcontracts, we face additional risks related to contracting with the federal government, including federal budget issues and fixed price contracts. General political and economic conditions, which cannot be accurately predicted, directly and indirectly may affect the quantity and allocation of expenditures by federal agencies. Even the timing of incremental funding commitments to existing, but partially funded, contracts can be affected by these factors. Therefore, cutbacks or re-allocations in the federal budget could have a material adverse impact on our results of operations as long as research and development contracts remain an important element of our business. Obtaining government contracts may also involve long purchase and payment cycles, competitive bidding, qualification requirements, delays or changes in funding, budgetary constraints, political agendas, extensive specification development and price negotiations and milestone requirements. Each government agency also maintains its own rules and regulations with which we must comply and which can vary significantly among agencies. Governmental agencies also often retain some portion of fees payable upon completion of a project and collection of these fees may be delayed for several months or even years, in some instances. In addition, an increasing number of our government contracts are fixed price contracts, which may prevent us from recovering costs incurred in excess of its budgeted costs. Fixed price contracts require us to estimate the total project cost based on preliminary projections of the project’s requirements. The financial viability of any given project depends in large part on our ability to estimate such costs accurately and complete the project on a timely basis. While we have historically not experienced material aggregate cost overruns on our fixed price contracts, our exposure to the risks of such overruns have increased due to the fact that Optex’s contracts are solely of a fixed-price nature. In the event our actual costs exceed the fixed contractual cost of either our research and development contracts or our product contracts, we will not be able to recover the excess costs.

Some of our government contracts are also subject to termination or renegotiation at the convenience of the government, which could result in a large decline in revenue in any given quarter. Although government contracts have provisions providing for the reimbursement of costs associated with termination, the termination of a material contract at a time when our funded backlog does not permit redeployment of our staff could result in reductions of employees. In April 1999, we experienced the termination of one of our contracts, but this termination did not result in the non-recovery of costs or lay-off of employees. We have in the past chosen to incur excess overhead in order to retain trained employees during delays in contract funding. We also have had to reduce our staff from time-to-time because of fluctuations in our funded government contract base. In addition, the timing of payments from government contracts is also subject to significant fluctuation and potential delay, depending on the government agency involved. Any such delay could result in a temporary shortage in our working capital. Since a substantial majority of our total revenues in the last three fiscal years were derived directly or indirectly from government customers, these risks can significantly affect our business, results of operations and financial condition. These risks may become more pronounced as a result of our acquisition of Optex, which also largely relies on government contracts.

If we are not able to commercialize our technology, we may not be able to increase our revenues or achieve or sustain profitability. Since commencing operations, we have developed technology, principally under government research contracts, for various defense-based applications. However, since our margins on government contracts are generally limited, and our revenues from such contracts are tied to government budget cycles and influenced by numerous political and economic factors beyond our control, and are subject to our ability to win additional contracts, our long-term prospects of realizing significant returns from our technology or achieving and maintaining profitability will likely also require penetration of commercial markets. In prior years, we have made significant investments to commercialize our technologies without significant success. These efforts included the purchase and later shut down of a manufacturing line co-located at an IBM facility, the formation of the Novalog, MSI, Silicon Film, RedHawk and iNetWorks subsidiaries and the development of various stacked-memory products intended for military, aerospace and commercial markets. While these investments developed new revenue sources, they have not resulted in consolidated profitability to date, and a majority of our total revenues for fiscal 2004, fiscal 2005 and fiscal 2006 were still generated from contract research and development. In fiscal 2005, we discontinued operations of our Novalog subsidiary due to the decline in the sales of its products and lack of availability of economic sources of supply for its products.

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

If we fail to scale our operations appropriately in response to recent growth, the acquisition of Optex and changes in demand, we may be unable to meet competitive challenges or exploit potential market opportunities, and our business could be materially and adversely affected. We experienced a period of rapid growth in fiscal 2005 resulting in a 68% increase in our total revenues to $23.0 million in fiscal 2005 as compared to $13.7 million in fiscal 2004. Our total revenues in fiscal 2006 were $30.9 million, 34% higher than fiscal 2005, largely due to the Initial Acquisition of Optex. Our past growth has placed, and any future growth in our historical business is expected to continue to place, a significant strain on our management personnel, infrastructure and resources. These strains are likely to become more pronounced as a result of our acquisition of Optex. To implement our current business and product plans, we will need to continue to expand, train, manage and motivate our workforce, and expand our operational and financial systems, as well as our manufacturing and service capabilities. All of these endeavors will require substantial management effort and additional capital. If we are unable to effectively manage the integration of Optex and our expanding operations, we may be unable to scale our business quickly enough to meet competitive challenges or exploit potential market opportunities, and our current or future business could be materially and adversely affected.

Historically, we have primarily depended on third party contract manufacturers for the manufacture of a majority of our products and any failure to secure and maintain sufficient manufacturing capacity or quality products could materially and adversely affect our business. For our existing products, other than those manufactured by Optex, we primarily use contract manufacturers to fabricate and assemble our stacked chip, microchip and sensor products, and our internal manufacturing capabilities prior to the acquisition of Optex consisted primarily of assembly, calibration and test functions for our thermal camera products. We currently plan to utilize Optex for some of our future manufacturing needs, but we cannot guarantee our success in that endeavor. We have typically used single contract manufacturing sources for our historical products and do not have long-term, guaranteed contracts with such sources. As a result, we face several significant risks, including:

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

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price. Our fiscal 2005 audit revealed a material weakness in our internal controls over financial reporting related to the size of our accounting staff. We have attempted to address this material weakness by expanding our staff and reassigning responsibilities during fiscal 2006, but have not yet fully remediated this condition. The Initial Acquisition of Optex also created material weaknesses in our internal controls, both in terms of the infrastructure and control processes at Optex and in our corporate controls for oversight and management of Optex. We have begun changing that infrastructure and internal control processes at Optex to address those material weaknesses, but have also not yet fully remediated these conditions. In addition, our resource limitations have contributed to material weaknesses relating to our processes for periodic account reconciliations and various activity-level controls related to inventory, revenue recognition and capital assets. Our size and limited discretionary capital leave us subject to other potential material weaknesses in the future. We are in the process of documenting and testing our internal control processes in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments and a written report on the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing the assessments in management’s report. During the course of our testing, we may identify other significant deficiencies or material weaknesses, in addition to the ones previously identified, which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we will not be able to conclude that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could cause investors to lose confidence in our reported financial information, which could result in a decline in the market price of our common stock, and cause us to fail to meet our reporting obligations in the future, which could impact our ability to use Form S-3 for financings.

The acquisition of Optex is expected to materially complicate the timely achievement of effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act, which could have a material adverse effect on our business and stock price. The geographic separation of Optex from our historical base of operations, and Optex’s prior organization as a family-owned and operated, privately held company, require the establishment of additional internal controls to meet the disclosure requirements of a publicly reporting company. The absence of such controls has been deemed a material weakness in our internal financial controls. The implementation and testing of such additional internal controls will consume both time and financial resources, increasing our risks of timely compliance with Section 404 of the Sarbanes-Oxley Act. As a result of the acquisition of Optex, achieving compliance with Section 404 of the Sarbanes-Oxley Act will be substantially more complicated and costly, and we cannot assure you that such compliance will be achieved in a timely manner, or at all.

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

If we are not able to adequately protect or enforce our patent or other intellectual property rights, our ability to compete in our target markets could be materially and adversely affected. We believe that our success will depend, in part, on the strength of our existing patent protection and the additional patent protection that we may acquire in the future. As of October 1, 2006, we held 55 U.S. patents and 15 foreign patents and had other U.S. patent applications pending as well as various foreign patent applications. Four of these patents, covering early versions of our stacking technology, expire in less than one to two years, which may narrow our ability to pose barriers to entry from competitors if these early technologies become commercially significant. It is possible that any existing patents or future patents, if any, could be challenged, invalidated or circumvented, and any right granted under these patents may not provide us with meaningful protection from competition. Despite our precautions, it may be possible for a third party to copy or otherwise obtain and use our products, services or technology without authorization, to develop similar technology independently or to design around our patents. In addition, we treat technical data as confidential and generally rely on internal nondisclosure safeguards, including confidentiality agreements with employees, and on laws protecting trade secrets, to protect proprietary information. We cannot assure you that these measures will adequately protect the confidentiality of our proprietary information or that others will not independently develop products or technology that are equivalent or superior to ours.

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

Changes in the accounting treatment of stock-based awards have adversely affected our reported results of operations and are likely to continue to do so in the future. Effective October 3, 2005, the beginning of our fiscal 2006, we became subject to Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share Based Payment (“SFAS 123(R)”). Pursuant to SFAS 123(R), we are required to expense against our reported earnings: (1) the fair value of all option grants or stock issuances made to employees or directors on or after the implementation date; and (2) a portion of the fair value of each option and stock grant made to employees or directors prior to the implementation date that represents the unvested portion of these share-based awards as of such implementation date. These amounts will be expensed after the implementation date over the respective vesting periods of each award. The long-term impact of our adoption of SFAS 123(R) cannot be fully predicted at this time because that will depend in part on the future fair values and number of share-based payments granted in the future. As a result of our adoption of SFAS 123(R), in fiscal 2006 we recorded an expense charge of approximately $399,800. Had we adopted SFAS 123(R) in prior periods, the magnitude of the impact of that standard would have approximated the impact of SFAS 123 assuming the application of the Black-Scholes model as described in the disclosure of pro forma net loss and pro forma net loss per share in Note 1 of Notes to Consolidated Financial Statements for the three fiscal years ended October 1, 2006. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may reduce net operating cash flows and increase net financing cash flows in periods after its adoption.

Our common stock may be delisted by the Nasdaq Capital Market if our stock price declines further or if we cannot maintain Nasdaq’s listing requirements. In such case, the market for your shares may be limited, and it may be difficult for you to sell your shares at an acceptable price, if at all. Our common stock is currently listed on the Nasdaq Capital Market (formerly known as the Nasdaq SmallCap Market). Among other requirements, to maintain this listing, our common stock must continue to trade above $1.00 per share. In July 2001, our stock had failed to meet this criterion for over 30 consecutive trading days. As a result, in accordance with Marketplace Rule 4310(c)(8)(B), we were notified by Nasdaq that we had 90 calendar days or until October 2001 to regain compliance with this Rule by reestablishing a sales price of $1.00 per share or greater for ten consecutive trading days. To regain compliance, we sought and received approval from our stockholders to effect a 1-for-20 reverse split of our common stock that became effective in September 2001, resulting in re-compliance by the Nasdaq deadline. However, subsequent to the reverse split, our common stock has, at various times, traded close to or below the $1.00 per share minimum standard, and we cannot assure you that the sales price of our common stock will continue to meet Nasdaq’s minimum listing standards. At January 9, 2007, the closing sales price of our common stock as reported by the Nasdaq Capital Market was $1.73 per share.

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

We recently received a Nasdaq Staff Determination notifying us that we failed to comply with Nasdaq Marketplace Rule 4310(c)(14) as a result of our failure to timely file our Form 10-K for the fiscal year ended October 1, 2006. As a result of such late filing and the receipt of such Nasdaq Staff Determination, our Series 1 and Series 2 Notes, our term loan with our new senior lenders, our $400,000 unsecured subordinated promissory note with Mr. Looney and Optex’s $2 million secured subordinated note with Mr. Looney became in default. We have received waivers which cure these defaults, provided that we file our Form 10-K by January 31, 2007. If we are untimely in filing our Exchange Act reports in the future and receive additional Nasdaq Staff Determinations, we may experience additional defaults in the future under our outstanding debt instruments. We cannot assure you that we will be able to maintain our compliance with Nasdaq’s requirements in the future. If we fail to meet these or other listing requirements, our common stock could be delisted, which would eliminate the primary market for your shares of common stock and would result in additional defaults under our outstanding debt instruments. As a result, you may not be able to sell your shares at an acceptable price, if at all. In addition, such delisting may make it more difficult or expensive for us to raise additional capital in the future since we may no longer qualify to register shares for resale on a Form S-3 registration statement.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We currently occupy leased facilities in Costa Mesa, California for our operations and those of our subsidiaries, except for Optex. The Costa Mesa facilities include approximately 42,500 square feet in two separate, but adjacent buildings for which we hold leases that terminate in September 2008. Our present monthly rent for this space is approximately $59,200 per month. Optex occupies approximately 49,000 square feet of leased facilities in Richardson, Texas in two separate, but adjacent buildings. The monthly rent for the Optex space is approximately $26,900 per month under leases that terminate in December 2008 and February 2010.

Our Costa Mesa facilities include laboratories containing clean rooms for operations requiring a working environment with reduced atmospheric particles. We believe that our facilities are adequate for our operations for fiscal 2007.

Item 3. Legal Proceedings

In August 2004, a consultant who was engaged by the our iNetWorks subsidiary to locate capital for iNetWorks filed a lawsuit in Orange County Superior Court for breach of contract against iNetWorks and against us as the alleged alter ego of iNetWorks. In his complaint, the consultant alleged that iNetWorks breached a Finder’s Agreement with the consultant and sought an unspecific amount of damages. In September 2005, the Court tentatively ruled in favor of the Motions for Summary Judgment filed by us and iNetWorks requesting dismissal of the alter ego claims against us and the breach of contract claims against iNetWorks. In order to avoid future legal risks and expenses, we entered into a settlement agreement with this consultant in October 2005 prior to the Court’s final ruling on the matter, and we issued to this consultant 40,000 shares of our common stock, valued at $94,800, with piggyback registration rights. The consultant dismissed this lawsuit in October 2005 and released us and iNetWorks from any and all claims related to his prior interactions with us and iNetWorks. Since the amount of the settlement was determinable in September 2005, the settlement was expensed in fiscal 2005, rather than fiscal 2006.

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

	High	Low
Fiscal Year Ending September 30, 2007:
First Quarter	$3.30	$1.06
Second Quarter (through January 18, 2007)	2.13	1.58

Fiscal Year Ended October 1, 2006:
First Quarter	$2.88	$1.99
Second Quarter	3.33	2.21
Third Quarter	2.84	1.84
Fourth Quarter	2.10	1.23

Fiscal Year Ended October 2, 2005:
First Quarter	$3.25	$1.70
Second Quarter	2.73	1.81
Third Quarter	2.53	1.60
Fourth Quarter	3.00	2.10

On January 18, 2007, the last sales price for our common stock as reported by the Nasdaq Capital Market was $1.59.

On January 18, 2007, there were approximately 699 stockholders of record based on information provided by our transfer agent.

We have never declared or paid cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

During the 13-weeks ended October 1, 2006, we issued 12,000 restricted shares of our Common Stock to four new employees for services rendered. These shares were issued in reliance on the exemption from registration contained in Section 4(2) and Regulation D of the Securities Act as transactions by an issuer not involving any public offering. There were no underwriters, brokers or finders employed in connection with this issuance.

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this report. The consolidated statement of operations data for the fiscal years ended October 1, 2006, October 2, 2005 and October 3, 2004, and the consolidated balance sheet data at October 1, 2006 and October 2, 2005 have been derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statement of operations data for the fiscal years ended September 28, 2003 and September 29, 2002, and the consolidated balance sheet data at October 3, 2004, September 28, 2003 and September 29, 2002 have been derived from our audited consolidated financial statements not included in this report. The historical results are not necessarily indicative of results to be expected in any future period.

	Fiscal Year Ended
	October 1, 2006	October 2, 2005	October 3, 2004	September 28, 2003	September 29, 2002
Consolidated Statement of Operations Data:
Total revenues	$30,825,700	$23,049,000	$13,686,700	$11,665,300	$13,267,800

Loss from operations	(5,684,300)	(1,481,700)	(3,902,100)	(5,645,300)	(4,874,300)

Loss from continuing operations	(8,482,000)	(1,619,200)	(4,017,300)	(6,175,900)	(5,014,300)

Loss from discontinued operations	—	(177,300)	(149,600)	(169,200)	(1,023,200)

Net loss	(8,482,000)	(1,796,500)	(4,166,900)	(6,345,100)	(6,037,500)

Basic and diluted net loss per common share	$(0.43)	$(0.10)	$(0.26)	$(0.82)	$(1.06)

Weighted average number of common shares outstanding	19,595,800	18,392,500	15,799,200	8,958,200	5,694,800

Shares used in computing basic and diluted net loss per common share (1)	19,595,800	18,392,500	15,799,200	8,958,200	5,694,800

(1)	Net loss per common share includes, where applicable, cumulative and imputed dividends on preferred stock.

	Fiscal Year Ended
	October 1, 2006	October 2, 2005	October 3, 2004	September 28, 2003	September 29, 2002
Consolidated Balance Sheet Data:
Current assets	$13,492,200	$5,756,400	$5,478,800	$3,243,200	$4,900,300

Current liabilities	9,981,300	3,068,100	2,331,200	3,504,600	6,383,500

Working capital (deficit)	3,510,900	2,688,300	3,147,600	(261,400)	(1,483,200)

Total assets	31,495,800	11,653,200	11,243,000	8,455,600	10,538,550

Long-term debt	15,079,500	81,000	156,700	34,700	61,300

Stockholders’ equity	4,329,900	8,094,200	8,336,100	4,484,800	3,626,550

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

In December 2005, we completed the Initial Acquisition from Timothy Looney of 70% of the outstanding capital stock of Optex, a privately-held manufacturer of telescopes, periscopes, lenses and other optical systems and instruments largely for use on military vehicles. In connection with the Initial Acquisition, we were granted the Buyer Option to purchase the remaining shares of Optex from Mr. Looney. In December 2006, we amended certain of our agreements with Mr. Looney regarding the Buyer Option. In consideration for such amendments, we issued a one-year unsecured subordinated promissory note to Mr. Looney in the original principal amount of $400,000, bearing interest at a rate of 11% per annum. We exercised the Buyer Option on December 29, 2006 and issued Mr. Looney 2,692,307 shares of our common stock and a $400,000 note payable for the purchase of the remaining 30% of the outstanding common stock of Optex held by him. As a result of the Initial Acquisition and exercise of the Buyer Option, Optex is now our wholly-owned subsidiary.

Except for fiscal years 1999 through 2001 when we generated significant commercial product sales of wireless infrared transceivers through a subsidiary, and prior to our Initial Acquisition of Optex, we have historically derived a substantial majority of our total revenues from government-funded research and development rather than from product sales. Optex has also historically derived most of its revenues from product sales to government agencies or prime contractors. We anticipate that a substantial portion of our total revenues will continue to be derived from government-funded sources in fiscal 2007. Prior to fiscal 2005, with a few exceptions, our government-funded research and development contracts were largely early-stage in nature and relatively modest in size. Accordingly, our revenues from this source were not significantly affected by changes in the U.S. defense budget. In fiscal 2005, we received several contract awards that we believe may eventually have the potential to lead to government production contracts, which we believe could be both larger and more profitable than government funded research and development contracts. As a result, our contract research and development revenues improved to a substantial degree in fiscal 2005. Due to procurement delays in contracts eventually received late in fiscal 2006, our contract research and development revenues for fiscal 2006 did not reach the levels achieved in fiscal 2005. However, the contribution to our contract research and development revenue from contract awards that we believe have the potential to lead to government production contracts continued at an increased level in fiscal 2006 from that achieved in years prior to fiscal 2005. Our current marketing efforts are focused on government programs that we believe have the potential to substantially sustain this focus on opportunities with the possibility of transition to government production contracts. Because of this focus and our acquisition of Optex, our future revenues may become more dependent upon U.S. defense budgets, funding approvals and political agendas for the foreseeable future. We are also attempting to increase our revenues from product sales by introducing new products with commercial applications, in particular, miniaturized cameras and stacked computer memory chips. We are currently transitioning into a new generation of such products, with a view to increasing our product sales, but we cannot assure you that we will be able to complete development, successfully launch or profitably manufacture and sell any such products on a timely basis, if at all. We generally use contract manufacturers to produce these products, and all of our other current operations, except those of Optex, occur at a single, leased facility in Costa Mesa, California. Optex manufactures its products at a leased facility in Richardson, Texas.

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

In the past, we have maintained separate operating business units, including our subsidiaries, which were separately managed, with independent product development, marketing and distribution capabilities. However, during fiscal 2003, we consolidated all of our operations to more effectively use our administrative, marketing and engineering resources and to reduce expenses. Other than Optex, none of our subsidiaries presently account for more than 10% of our total revenues or total assets, and none have separate employees or facilities. Optex accounted for approximately 41% of our total revenues in fiscal 2006, even though it was only part of our consolidated group for three fiscal quarters. We expect that Optex will to continue to account for a substantial portion of our total revenues in subsequent reporting periods. Since fiscal 2004, we have reported our operating results and financial condition segmented only between our research and development business and our product business. Optex accounted for approximately 90% of our total product sales in fiscal 2006. We have reclassified our operating results and financial condition for prior fiscal years to conform to this presentation. See Note 17 to the Consolidated Financial Statements included at the end of this report. Fiscal 2004 included 53 weeks, a longer fiscal year duration that is generally repeated once every six years. In fiscal 2005, we discontinued operations of our Novalog subsidiary. All financial statements and schedules of ISC give effect to this discontinuation and report Novalog as a discontinued operation. See Note 9 to the Consolidated Financial Statements included at the end of this report.

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

Revenue Recognition. Our consolidated total revenues during fiscal 2006 included a substantial contribution from contracts to develop prototypes and provide research, development, design, testing and evaluation of complex detection and control defense systems. Our research and development contracts are usually cost reimbursement plus a fixed fee or fixed price with billing entitlements based on the level of effort we expended. For such research and development contracts, we recognize revenues as we incur costs and include applicable fees or profits primarily in the proportion that costs incurred bear to estimated final costs. Upon the initiation of each such contract, a detailed cost budget is established for direct labor, material, subcontract support and allowable indirect costs based on our proposal and the required scope of the contract as may have been modified by negotiation with the customer, usually a U.S. government agency or prime contractor. A program manager is assigned to secure the needed labor, material and subcontract in the program budget to achieve the stated goals of the contract and to manage the deployment of those resources against the program plan. Our accounting department collects the direct labor, material and subcontract charges for each contract on a weekly basis and provides such information to the respective program managers and senior management.

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

We recognize revenue from product sales, both from our operations in Costa Mesa, California and at Optex, upon shipment, provided that the following conditions are met:

•	there are no unfulfilled contingencies associated with the sale;

•	we have a sales contract or purchase order with the customer; and

•	we are reasonably assured that the sales price can be collected.

The absence of any of these conditions, including the lack of shipment, would cause revenue recognition to be deferred.

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

Goodwill, Intangible Assets, and Other Long-Lived Assets. We record the assets acquired and liabilities assumed in business combinations at their respective fair values at the date of acquisition, with any excess purchase price of net tangible and intangible assets acquired over their estimated fair value recorded as goodwill. Because of the expertise required to value intangible assets, we typically engage independent valuation specialists to assist us in determining those values. Valuation of intangible assets requires us to make significant estimates and assumptions including, but not limited to, estimating future cash flows from product sales, developing appropriate discount rates, continuation of customer relationships and renewal of customer contracts, and approximating the useful lives of the intangible assets acquired. To the extent actual results differ from these estimates, our future results of operations may be affected.

We have adopted the provisions of SFAS No. 142, Goodwill and Intangible Assets (“SFAS 142”). Under SFAS 142, we are required to test goodwill for impairment at least annually. We have elected to evaluate the carrying value of goodwill as of the first day of our fourth fiscal quarter and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. In performing the impairment review, we determine the carrying amount of each reporting unit by assigning assets and liabilities, including the existing goodwill, to those reporting units. See Note 2 to the Consolidated Financial Statements. A reporting unit is defined as an operating segment or one level below an operating segment (referred to as a component). A component of an operating segment is deemed a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. Our Optex subsidiary is a reporting unit within our Product operating segment.

To evaluate whether goodwill is impaired, we compare the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. We determine the fair value of each reporting unit using the present value of their expected future cash flows. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of the reporting unit’s goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value.

For our initial annual impairment review of Optex, we placed reliance on our analysis conducted with the support of an independent valuation specialist in our second fiscal quarter in connection with the Initial Acquisition. We updated our impairment review of Optex as of October 1, 2006. Based on the analysis performed, we determined that the Optex reporting unit’s fair value exceeded its carrying amount at October 1, 2006, and therefore concluded that there was no indication of an impairment loss. While we do not believe that any portion of our recorded goodwill is presently impaired, any future impairment of our goodwill could have a material adverse affect on our financial position and results of operations.

Purchased intangible assets with determinable useful lives are carried at cost less accumulated amortization, and are amortized using the straight-line method over their estimated useful lives. From time to time, but at least annually, we review the recoverability of the carrying value of identified intangibles and other long-lived assets, including fixed assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon the forecasted undiscounted future net cash flows that we expect to result from the use of such asset and its eventual disposition. Our estimate of future cash flows is based upon, among other things, certain assumptions about our expected future operating performance, growth rates and other factors. The actual cash flows realized from these assets may vary significantly from our estimates due to increased competition, changes in technology, fluctuations in demand, consolidation of our customers and reductions in average selling prices, among other things. If we determine that the carrying value of an asset is not recoverable from future operating cash flows, the asset is deemed impaired and we recognize an impairment loss to the extent the carrying value exceeds the estimated fair market value of the asset. While we do not believe that any of our intangible or other long-lived assets are currently impaired, any future impairment of such assets could have a material adverse affect on our financial position and results of operations.

Stock-Based Compensation. We calculate stock option-based compensation by estimating the fair value of each option using the Black-Scholes option-pricing model in accordance with SFAS 123(R). Our determination of fair value of stock option-based payment awards is made as of their respective dates of grant using the option-pricing model and is affected by our stock price, as well as assumptions regarding a number of other subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and the actual and projected employee stock option exercise behavior. The Black-Scholes option-pricing model was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, the existing valuation models may not provide an accurate measure of the fair value of the our outstanding employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer or willing seller market transaction. We recognize compensation expense on a straight-line basis over the vesting period of the option after consideration of the estimated forfeiture rate.

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

Derivatives. In June 1998, FASB issued No. SFAS 133, Accounting for Derivatives and Hedging Instruments (“SFAS 133”). This statement requires us to recognize all derivatives on the balance sheet at fair value. Derivatives are measured at fair value and marked to market through earnings, as required by SFAS 133. Our determination of fair value of embedded derivatives, if any, is made as of each reporting date using option pricing models, and is affected by our stock price as well as assumptions regarding a number of other subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the derivative’s underlying contract and the expected life of a derivative’s underlying contract. Although the fair value of derivatives is determined in accordance with SFAS 133, that value may not be indicative of the fair value observed in a willing buyer or willing seller market transaction.

COMPARISON OF FISCAL YEARS ENDED OCTOBER 1, 2006 AND OCTOBER 2, 2005

Contract Research and Development Revenue. Contract research and development revenue consists of amounts realized or realizable from funded research and development contracts, largely from U.S. government agencies and government contractors, primarily conducted by our historical operations in Costa Mesa, California. Contract research and development revenues for fiscal 2006 decreased compared to fiscal 2005, but continued to be the majority source of our total revenue as shown in the following table:

	Contract Research and Development Revenue	Percentage of Total Revenue
Fiscal 2005	$20,664,300	90%
Dollar decrease in fiscal 2006	(4,160,600)

Fiscal 2006	$16,503,700	53%
Percentage decrease for fiscal 2006	(20)%

We believe that the dollar decrease in contract research and development revenue for fiscal 2006 was largely the result of delays in receipt of new contracts associated with the timing of the 2006 federal budget and related procurement activities. Contract research and development revenue is projected to represent a declining percentage of our future total revenues because of the acquisition of Optex, the revenues of which consist solely of product sales. Optex contributed approximately $12.8 million of product sales to total revenues in fiscal 2006, which was the primary cause for the decrease in contract research and development revenue as a percent of total revenue in the current fiscal year. After eliminating the impact of Optex on our total revenues, contract research and development would have represented 91% of our total revenues in fiscal 2006. Based on our existing backlog and notices of pending research and development contract awards, we believe, but cannot guarantee, that we will be able to increase our contract research and development revenue in absolute dollars for fiscal 2007 over that achieved in fiscal 2006. However, at the time of this report, the full potential effects of the fiscal 2007 U.S. defense budget and relevant government procurements are not yet visible to us.

Cost of Contract Research and Development Revenue. Cost of contract research and development revenue consists of wages and related benefits, as well as subcontractor, independent consultant and vendor expenses directly incurred in support of research and development contracts, plus associated indirect expenses permitted to be charged pursuant to the relevant contracts. Our cost of contract research and development revenue for fiscal 2006 as compared to fiscal 2005 and its percentage of such revenue is shown in the following table:

	Cost of Contract Research and Development Revenue	Percentage of Contract Research and Development Revenue
Fiscal 2005	$15,310,100	74%
Dollar decrease in fiscal 2006	(1,721,600)

Fiscal 2006	$13,588,500	82%
Percentage decrease for fiscal 2006	(11)%

Most of the dollar decrease in cost of contract research and development revenue in fiscal 2006 was derived from the fact that our revenues of this nature are recognized as we incur costs. As a result, a decrease in contract research and development revenue has an associated decrease in cost of such revenue. The increase in cost of contract research and development revenue as a percent of contract research and development revenue in fiscal 2006 was partially attributable to allocation of $219,000 of stock-based compensation expense, related to stock options held by employees that charged direct labor to cost of contract research and development revenue in the current fiscal year, due to the new requirements established by SFAS 123(R), which first became effective for us at the beginning of fiscal 2006. In addition, the unusual delay in receipt of our expected new contracts caused us to increase our reserves against pre-contract work-in-process inventory by $562,100 in fiscal 2006, a factor that was not present in fiscal 2005. The contract delays also resulted in lower than projected total revenues for fiscal 2006, which in turn produced higher effective overhead rates for the current fiscal year than originally projected due to the relatively fixed nature of our labor base. Our historical practice has been to adjust our indirect billing rates for cost reimbursable contracts only once or twice a year in order to provide a reasonably stable forecasting metric for both our customers and us. In a period when our actual incurred overhead costs exceed those that we recover through our standard overhead billing rate, such as fiscal 2006, the contribution of actual overhead expense disproportionately increases our cost of contract research and development revenue. Effective April 2006, we adjusted our indirect billing rates for cost reimbursable contracts, and this adjustment had a beneficial effect to our recovery of costs in the balance of fiscal 2006. However, it did not fully recover all of our experienced overhead costs due to the prior conclusion or funding limits of some of our cost reimbursable contracts, which precluded additional cost recovery under such contracts. In fiscal, 2006, increases to cost of contract research and development revenue resulting from indirect billing rates and stock-based compensation expense were partially offset by a smaller percentage contribution to costs of contract research and development revenue from external vendors, independent contractors and subcontractors. When the percentage contribution of external sources to our costs of contract research and development decreases and the percentage contribution of our internal labor to our costs of contract research and development correspondingly increases, our gross margin on our contract research and development revenue typically improves because of the greater cost reimbursement permitted for internal expenses under government cost-reimbursement contracts than for external costs of vendors, independent contractors and subcontractors. However, in fiscal 2006, this improvement was not sufficient to offset the opposite effects of stock-based compensation expense and higher overhead expense discussed above.

Product Sales. Subsequent to the Initial Acquisition of Optex at the end of our first quarter of fiscal 2006, our product sales were principally comprised of sales of Optex’s optical equipment and systems, largely intended for use on military land vehicles. We also derived some product sales from sales of chips, modules, stacked chip products and chip stacking services and, to a limited degree, sales of miniaturized camera products. Product sales for fiscal 2006 and fiscal 2005 are shown in the following table:

	Product Sales	Percentage of Total Revenue
Fiscal 2005	$2,287,700	10%
Dollar increase in fiscal 2006	11,975,500

Fiscal 2006	$14,263,200	46%
Percentage increase for fiscal 2006	524%

Both the absolute dollar increase and percentage increase as a percentage of total revenue for the current fiscal year were the direct result of the Initial Acquisition of Optex on December 30, 2005, which contributed approximately $12.8 million in product sales to fiscal 2006. Based upon our preliminary analysis of existing and projected U.S. Defense budgets and the current status of U.S. military operations, we believe that the replacement market for equipment mounted on military ground vehicles will increase, thereby setting the stage for possible growth of Optex’s product sales if it can sustain its market share in the future.

The aggregate increase in our product sales resulting from the consolidation of nine months of Optex’s revenues more than offset an approximate $1.0 million decline in sales of our stacked chip products and stacking services in fiscal 2006 as compared to fiscal 2005. We attribute some of the fiscal 2006 decline in sales of stacked chip products to our current emphasis on such products that include the value of the stacked memory chips themselves, as opposed to sales of stacking services, which involve the stacking of customer consigned memory chips, the value of which are not reflected in the resulting sales. We believe that some of our customers in fiscal 2006 have elected to take the risk of purchasing memory chips for stacking and consigning them to our competitors for stacking in order to reduce costs, thus negatively impacting our sales. Furthermore, we believe that demand for stacked chips in TSOPs, which has been the industry standard for chip packages for over a decade, is mature, at best, and possibly is currently in decline. In fiscal 2006, we announced qualification of a process for converting TSOPs into stacks with BGA attachments, which we believe can address emerging demand for stacked chip assemblies using more space-efficient attachment technology.

The aggregate increase in product sales in fiscal 2006 resulting from the consolidation of nine months of Optex’s revenues also offset a decline in thermal viewer product sales in the current year resulting from the procurement mechanisms used by customers. In fiscal 2005, approximately 5% of our product sales were derived from a single initial product shipment of our first generation thermal viewer product. This product was substantially improved later in fiscal 2005, and we starting shipping limited quantities of our improved thermal viewer late in fiscal 2005, continuing into fiscal 2006. However, in contrast to the sales in fiscal 2005, sales of the second generation thermal viewer product have largely been procured through our research and development contracts as a convenience requested by the procuring agencies. As a result, such sales are reflected in our contract research and development revenue in fiscal 2006, rather than in product sales.

Cost of Product Sales. Cost of product sales consists of wages and related benefits, subcontractor, independent consultant and vendor expenses directly incurred in the manufacture of products sold, plus related overhead expenses. Our cost of product sales for fiscal 2006 and fiscal 2005 is shown in the following table:

	Cost of Product Sales	Percentage of Product Sales
Fiscal 2005	$1,944,100	85%
Dollar increase in fiscal 2006	10,886,700

Fiscal 2006	$12,830,800	90%
Percentage increase for fiscal 2006	560%

The absolute dollar increase in our cost of product sales in fiscal 2006 was primarily due to the Optex transaction discussed above, which resulted in the consolidation of both Optex’s product sales and its cost of such product sales. The costs of product sales also included $412,100 of amortized intangible expenses derived from the purchase price allocation of the Initial Acquisition of Optex. In addition, we allocated $442,600 of the purchase price to Optex’s finished goods inventory at the time of the Initial Acquisition, which further increased cost of product sales in fiscal 2006. This latter allocation was fully charged to cost of product sales in fiscal 2006 and will not effect future fiscal periods. These acquisition-related expenses offset some improvements in cost of product sales of our stacked chip products in fiscal 2006, resulting in an aggregate increase in the cost of product sales as a percent of total product sales from fiscal 2005.

General and Administrative Expense. General and administrative expense largely consists of wages and related benefits for our executive, financial, administrative and marketing team, as well as professional fees, primarily legal and accounting fees and costs. The comparison of general and administrative expense for fiscal 2005 and fiscal 2006 is shown in the following table:

	General and Administrative Expense	Percentage of Total Revenue
Fiscal 2005	$6,447,000	28%
Dollar increase in fiscal 2006	3,290,000

Fiscal 2006	$9,737,000	32%
Percentage increase for fiscal 2006	51%

The largest contribution to the dollar increase in general and administrative expense in fiscal 2006 was the increase in general and administrative service expenses, largely legal and accounting expenses, most of which were primarily related to the Initial Acquisition of Optex, but also included increased consulting expenses payable to a director related to business development. These factors accounted for approximately $1.2 million, or 35%, of the increase in general and administrative expenses for fiscal 2006. We anticipate that legal, accounting and consulting fees will continue to increase in absolute dollars in fiscal 2007, both due to the activities related to the exercise of our Optex Buyer Option, the negotiations regarding our debt refinancing and our preparation for compliance with Section 404 of the Sarbanes-Oxley Act. Increased general and administrative labor expense also accounted for approximately $685,300, or 21%, of the increase in general and administrative expense for fiscal 2006 as compared to fiscal 2005, largely due to the inclusion of Optex’s management labor expense, but also due to increased labor expenses incurred to enhance our financial staff, both in our corporate offices and at Optex. Approximately $599,200, or 18%, of the dollar increase in general and administrative expense in fiscal 2006 as compared to fiscal 2005 was the result of the shift in the deployment of certain of our technical staff to focus on our bid and proposal activities during the current year. During fiscal 2006, we had to adjust scheduled labor deployment to reflect the program scheduling impact of the delays in receipt of research and development contracts previously discussed. Because of identified material contract opportunities related to the fiscal 2006 Defense budget, direct labor made available as a result of these delays was substantially deployed to bid and proposal activities in fiscal 2006, rather than internal research and development expense, which has historically been the other typical deployment alternative for non-revenue generating direct labor. In fiscal 2005, we did not deploy any resources to bid and proposal activities because of the notices of contract awards that we had already received relating to significant pending procurements. In addition to the bid and proposal impact, general and administrative expense in fiscal 2006 was also increased by the requirement to expense stock-based compensation costs associated with stock options pursuant to SFAS 123(R), a requirement that did not exist in fiscal 2005. This factor accounted for approximately $180,800, or 5%, of the increase in general and administrative expense in fiscal 2006 as compared to fiscal 2005. General and administrative expense in fiscal 2006 also included approximately $100,400 of intangible asset amortization expense as a result of the Optex acquisition, a factor that was not present in fiscal 2005 and which contributed to approximately to 3% of the increase in general and administrative expenses for fiscal 2006 as compared to fiscal 2005. Additionally, we increased our reserve for doubtful accounts receivable by $61,000 in fiscal 2006, and no comparable expense was incurred in fiscal 2005. We believe this increase was related to isolated circumstances related to particular customers and contracts and do not believe this increase is indicative of a trend. In absolute dollars, we expect that our general and administrative expense is likely to continue to increase in future periods because of preparation for compliance with Section 404 of the Sarbanes-Oxley Act and our acquisition of Optex, both because of the effects of that acquisition on our corporate operations and increased expenses at Optex related to the implementation of internal controls and disclosure requirements associated with being part of a publicly reporting company.

Research and Development Expense. Research and development expense consists of wages and related benefits for our research and development team, independent contractor consulting fees and subcontractor and vendor expenses directly incurred in support of internally funded research and development projects, plus associated overhead expenses. Research and development expense for fiscal 2006 as compared to fiscal 2005 changed as shown in the following table:

	Research and Development Expense	Percentage of Total Revenue
Fiscal 2005	$829,500	4%
Dollar decrease in fiscal 2006	(475,800)

Fiscal 2006	$353,700	1%
Percentage decrease for fiscal 2006	(57)%

The decrease in research and development expense in fiscal 2006 as compared to fiscal 2005 reflected our deployment of our technical staff in those respective years to alternative uses, namely for customer funded research and development contracts and also for bid and proposal activities. We use the same technical staff for both internal and customer funded research and development projects, as well as bid and proposal activities, and when one of these categories is prioritized during a period, there is less labor available and correspondingly less expense for other categories. Delays in customer-funded research and development contracts extended into the third and fourth quarters of fiscal 2006, later than comparable delays in fiscal 2005. Accordingly, more direct labor was available for non-contract use in fiscal 2006 than fiscal 2005. However, of that available direct labor, as discussed above, a priority was given to bid and proposal activities for the deployment of discretionary resources in fiscal 2006. This resulted in less direct labor available for internally funded research and development projects in fiscal 2006 and a corresponding reduction in research and development expense. Since most of Optex’s sales relate to products built to customer-supplied designs, Optex generally has conducted very minimal internal research and development activities and accordingly, did not incur significant research and development expense in fiscal 2006.

Interest Expense. Our interest expense for fiscal 2006, compared to that of fiscal 2005, increased substantially, largely as a result of the debt service associated with the Initial Acquisition of Optex, as shown in the following table:

Interest Expense
Fiscal 2005	$43,000
Dollar increase in fiscal 2006	1,183,000

Fiscal 2006	$1,226,000
Percentage increase in fiscal 2006	2751%

We anticipate that interest expense will increase substantially in future periods as a result of amortization of discounts derived from our debt refinancing in December 2006. See Note 18 to the Notes to Consolidated Financial Statements for further discussion of these effects.

Net Loss. Our net loss for fiscal 2006, compared to that of fiscal 2005, increased as shown in the following table:

Net Loss
Fiscal 2005	$(1,796,500)
Dollar increase in fiscal 2006	(6,685,500)

Fiscal 2006	$(8,482,000)
Percentage increase in fiscal 2006	372%

Our contract research and development revenue for both years was insufficient to fully support our technical staff and related infrastructure. Furthermore, our product sales in those periods did not generate adequate margins to fully defray the remainder of our indirect expenses. The increase in net loss in fiscal 2006 was substantially derived from the recurring and non-recurring costs and expenses related to the Initial Acquisition of Optex, including approximately $1.2 million of cash and imputed interest on the debt we incurred to consummate and manage that acquisition, as noted above. We believe that the non-recurring acquisition-related expenses, such as the legal and accounting expenses associated with the various regulatory filings and the unusual expenses associated with the 2006 Annual Meeting of Stockholders to approve certain aspects of the acquisition of Optex and related transactions, were substantially diminished by the fourth quarter of fiscal 2006. However, we were required to record a $1.25 million default settlement fee at October 1, 2006, which was paid to Pequot in connection with the subsequent refinancing of our debt in December 2006. In addition, we incurred a $317,800 expense in fiscal 2006 expense as a result of the change in fair value of the derivative instrument resulting from our amendment of the securities purchase agreement with Pequot in March 2006, which agreement was originally entered into in connection with the Initial Acquisition of Optex. Furthermore, the delay in start of several government R&D contracts in fiscal 2006 resulted in portions of those contracts being retained in backlog for fiscal 2007. In combination with other orders received early in fiscal 2007, we believe that this increased backlog can contribute to an improvement in our operating results in fiscal 2007, although we cannot guarantee this outcome. As noted above, the imputed expenses associated with the refinancing of our debt are substantial and are expected to adversely impact our fiscal 2007 results.

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

Our dollar increase in general and administrative expense in fiscal 2005 was primarily due to a $365,600 increase in general and administrative service expenses, partly due to initial implementation of the accounting requirements associated with preparation for compliance with Section 404 of the Sarbanes-Oxley Act and partly due to increased consulting expenses payable to a director related to business development. Additionally, our general and administrative unallowable expenses for fiscal 2005 increased by $193,000 over the general and administrative unallowable expenses of fiscal 2004, largely due to non-recurring legal expenses associated with litigation with a finder that was originally scheduled for trial in September 2005, but subsequently settled in October 2005. These increases were offset by a reduction of $176,700 of general and administrative labor and labor benefit costs and smaller reductions in various other categories of general and administrative expense in fiscal 2005, resulting in the overall $457,400, or 8%, increase in general and administrative expense for the fiscal year. As a result of the much higher percentage increase in total revenue, general and administrative expense declined substantially as a percentage of total revenue in fiscal 2005, as shown in the above table. We expect to incur a dollar increase in our general and administrative expense in fiscal 2006 because of anticipated further increases in accounting expenses, including those associated with Sarbanes-Oxley compliance.

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

This fiscal 2005 decrease in research and development expense continued a decrease begun in fiscal 2004 primarily due to the reduced availability of our technical staff for internally funded research projects in the respective periods. We use the same technical staff for both internally and customer-funded research and development projects, and we prioritize the deployment of this labor to revenue-producing projects whenever possible. Because of the substantial increase in our customer-funded research and development revenue in fiscal 2005, we had much less discretionary direct labor available for deployment to internally funded research and development projects in fiscal 2005 than in fiscal 2004. Furthermore, because of the substantial progress toward technological milestones that we were able to achieve under our funded contracts in fiscal 2005, we required less internally funded research and development activities to achieve specified goals for the period.

Net Loss. Primarily due to the increase in our contract research and development revenue and the increased gross profit and indirect expense absorption resulting therefrom, our net loss in fiscal 2005 was substantially reduced from the net loss of fiscal 2004 as shown in the following table:

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

Liquidity and Capital Resources

Our liquidity, in terms of our consolidated cash and cash equivalents, was lower at October 1, 2006, the end of fiscal 2006, as compared to our liquidity at October 2, 2005, the end of fiscal 2005, while our working capital was substantially higher over that same period as shown in the following table:

	Cash and cash equivalents	Working Capital
October 2, 2005	$1,309,600	$2,688,300
Dollar change in fiscal 2006	(726,800)	822,600

October 1, 2006	$582,800	$3,510,900

The liquidity changes during fiscal 2006 reflected the financing and acquired working capital related to the Initial Acquisition of Optex, the delays in receipt of expected research and development contracts and the known effects of the December 2006 refinancing of the Company’s debt, which were required to be recorded effective October 1, 2006. The total net proceeds from the convertible debt, the bank term loan and the revolving line of credit secured in connection with the Initial Acquisition in December 2005 was approximately $16.6 million. We used approximately $14.6 million of these net proceeds to purchase 70% of the capital stock of Optex and pay the related expenses. The remaining $2.0 million of the Initial Acquisition net proceeds constituted a substantial contribution to cash and working capital for fiscal 2006 and was the principal cause for the increase in working capital for the year. However, the cash timing impact of delays in receipt of research and development contracts and the substantial additional expenses derived from, and as a follow-up to, the Initial Acquisition substantially offset the financing proceeds, contributing to the $726,800 decrease in cash and cash equivalents in fiscal 2006. A more significant contributor to the decline in cash in fiscal 2006 was the approximate $2.4 million of cash we used for investment other than the Initial Acquisition of Optex, approximately $2.2 million of which was for property improvement and equipment purchases, with the balance used for acquisition of patents.

Despite our approximate $5.7 million loss from operations, our cash flow from operations during fiscal 2006 was a slightly positive $118,400. This outcome was largely due to approximately $6.3 million of non-cash expenses incurred in the aggregate during the period, consisting of approximately $2.9 million of depreciation and amortization ($533,500 of which was intangible amortization expense resulting from the Initial Acquisition of Optex), approximately $1.4 million of common stock contributions to employee retirement plans, $809,200 of inventory write-downs, $409,600 of imputed interest expense, $409,000 of stock-based compensation expense, $317,800 of imputed expense derived from the change in fair value of the derivative instrument embedded in our security purchase agreement with Pequot, and $97,700 of operating expense paid in common stock. The most substantial timing effect that improved cash flow from operations was an approximately $2.7 million increase in accounts payable and accrued expenses. We believe this outcome was largely the effect of the extension of our payments, rather than indicative of a fundamental trend. An additional substantial timing effect was the $1.25 million settlement fee payable to Pequot recorded at October 1, 2006 that was not paid until the refinancing of our debt was completed in December 2006. Secondary timing effects that improved cash flow from operations included a $144,100 increase in deferred revenue, a $83,900 increase in advance billings on uncompleted contracts and a $60,300 decrease in unbilled revenues on contracts. These secondary effects were largely related to contractual milestones and billing cycles, rather than being indicative of trends. Substantial timing effects in fiscal 2006 that decreased cash flow from operations over a relatively short term included a $720,100 increase in accounts receivable and a $1,254,100 increase in inventory.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of conventional operating leases. As of October 2, 2005 and October 1, 2006, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commitments

Debt. At October 1, 2006, we had approximately $15.0 million of debt, which was incurred to finance the Initial Acquisition and related working capital needs and which consisted of (i) subordinated convertible notes (collectively, the “Notes”) issued in two series to Pequot in the original aggregate principal amount of $10.0 million, (ii) the principal balance then outstanding of our variable rate Term Loan with our senior bank of approximately $4.1 million and (iii) our $2.0 million revolving line of credit, all net of recorded discounts of approximately $1.1 million. The Term Loan was in the original principal amount of $4.9 million and bore interest at the prime rate plus a varying percentage between 1.5% and 2.5% based upon a debt service coverage ratio. The Term Loan was payable in 48 equal monthly installments commencing January 31, 2006, but was subject to acceleration at the option of the bank upon the occurrence of certain events of default. As of October 1, 2006, we were under notice from the bank that we were not in compliance with the debt service coverage ratio and profitability requirements of the Term Loan. In December 2006, subsequent to the close of fiscal 2006, we negotiated and consummated a two year, $8.25 million term loan from new senior lenders, which allowed us to repay our then existing senior bank debt, including our $2.0 million revolving line-of-credit and to obtain additional working capital. This new senior debt has an interest-only debt service requirement at 11% per annum for its term until its maturity date of December 29, 2008. Our new senior lenders have waived our requirement to comply with financial debt service covenants, providing we satisfy our interest payment and other requirements of our new term loan, but we cannot assure you that we will be able to avoid default conditions under our new senior debt in the future.

The Notes bear interest at the rate of 3.5% per annum, which interest is subject to potential reduction over time, and the principal and interest under the Notes are convertible into shares of our common stock at a conversion price per share that was initially set at $2.60, which conversion price is subject to adjustment under certain conditions. Due to the issuance of warrants to our new senior lenders in connection with the refinancing of our senior debt in December 2006, the conversion price per share of the Notes was automatically adjusted to $1.30 in accordance with the anti-dilution provisions in the Notes. See Note 18 to the Notes to Consolidated Financial Statements included at the end of this report. We issued the first series of Notes (the “Series 1 Notes”) in the original principal amount of approximately $7.4 million, and such Series 1 Notes are repayable in quarterly interest only payments commencing March 31, 2006 though December 30, 2007. Thereafter, the Series 1 Notes are payable in 24 equal monthly principal installments plus interest maturing on December 30, 2009. The second series of Notes (the “Series 2 Notes”) are in the original principal amount of approximately $2.6 million and interest on such Notes was initially repayable in quarterly interest only payments commencing March 31, 2006, with the remaining principal amount due and payable on December 30, 2007. Upon assignment of the Notes in December 2006, the maturity date of the Series 2 Notes was extended to December 30, 2009. We may be required to repurchase the Notes under certain circumstances, including upon election of the note holders following an event of default as defined in the Notes, upon the incurrence of debt other than permitted indebtedness under the Notes, and upon certain issuances of our capital stock, at a repurchase price equal to the greater of (1) the outstanding principal amount of the Notes purchased, plus all accrued but unpaid interest thereon through the day of payment, and (2) 125% of the average of the closing prices of our common stock for the five days preceding the repurchase date. In September 2006, Pequot notified us that events of default had occurred under the Notes as a result of our non-compliance with the covenant of our senior bank debt, as well as other facts and circumstances that we disputed, and invoked the repurchase feature of the Notes. However, shortly after issuance of Pequot’s notice, our then senior lender issued a payment blockage notice to Pequot regarding the Note repurchase that suspended the effectiveness of the Pequot Event Notice. In December 2006, the Notes were assigned through purchase from Pequot to our new senior lenders and any existing or asserted defaults thereunder were waived.

In connection with the original December 2005 financing, we also issued warrants to Pequot (the “Pequot Warrants”) in two series to purchase shares of our common stock at an initial exercise price of $3.10 per share, subject to adjustment in certain circumstances, which Pequot Warrants expire on December 30, 2009. The Series 1 Warrants were initially exercisable for the purchase of up to 1,002,278 shares of our common stock, and the Series 2 Warrants were initially exercisable for the purchase of up to 343,876 shares of our common stock. Due to the issuance of warrants to our new senior lenders, in December 2006, pursuant to their terms, the Series I Warrants were automatically adjusted to become exercisable for the purchase of up to 2,390,047 shares at $1.30 per share, and the Series 2 Warrants were automatically adjusted to become exercisable for the purchase of up to 820,012 shares at $1.30 per share. Subsequent to this adjustment, upon the exercise of any Warrants after the issuance of an aggregate of 2,390,047 shares of our common stock (as adjusted for any stock splits, stock combinations or similar events), we may either (i) deliver the applicable shares of common stock, or (ii) pay to Pequot an amount equal to the Black Scholes value of the Pequot Warrants with respect to the portion exercised in excess of 2,390,047 shares (subject to adjustments mentioned above). The portion of the Warrants with respect to which the cash amount has been paid will be cancelled and retired. As a result of stockholder approval, both the Series 1 Warrants and Series 2 Warrants are currently fully exercisable. See Notes 2, 3, 4 and 18 to the Notes to Consolidated Financial Statements for a detailed discussion of the Optex Initial Acquisition and the related financings and bank debt.

On December 29, 2006, we amended certain of the agreements with Timothy Looney regarding our Buyer Option. In consideration for such amendments, we issued a one-year unsecured subordinated promissory note to Mr. Looney in the principal amount of $400,000, bearing interest at a rate of 11% per annum. In January 2007, we negotiated an amendment to our earnout agreement with Mr. Looney that extended his earnout period to December 2009 and reduced the aggregate maximum earnout to $3.9 million in consideration for a subordinated secured term loan providing for advances up to $2.0 million, bearing 10% interest per annum, provided by Mr. Looney to Optex, which term loan matures on the earlier of February 2009 or sixty days after retirement of our senior debt.

Debt Default Waivers. As a result of our failure to timely file our Form 10-K for the fiscal year ended October 1, 2006 and the resulting receipt of a Nasdaq Staff Determination concerning such late filing, our Series 1 and Series 2 Notes, our term loan with our new senior lenders, our $400,000 unsecured subordinated promissory note with Mr. Looney and Optex’s $2 million secured subordinated note with Mr. Looney became in default. We have received waivers which cure these defaults, provided that we file our Form 10-K by January 31, 2007. Upon filing our Form 10-K by January 31, 2007 and upon Nasdaq’s withdrawal of its Staff Determination, our management believes that we will not be in default of our timely Exchange Act report filing requirement or the Nasdaq delisting condition under our outstanding debt instruments.

Capital Lease Obligations. Our outstanding principal balance on our capital lease obligations of $119,100 at October 1, 2006 relate primarily to manufacturing and test equipment at our Costa Mesa, California operations and are included as part of current and non-current liabilities within our consolidated balance sheet.

Operating Lease Obligations. We have various operating leases covering equipment and facilities located in Costa Mesa, California, and Richardson, Texas.

Other Commitments. Pursuant to a consulting agreement, we are obligated to pay a success fee of $500,000 to a consulting company, of which one of our directors is the sole owner, in connection with the Initial Acquisition of Optex, which fee is a portion of the total purchase price for the Optex acquisition. See Notes 2 and 10 to our notes to consolidated financial statements for detailed discussions of the Optex acquisition and the consulting agreement. Although this fee currently is payable in cash, we have received stockholder approval to pay the fee with 192,308 shares of common stock in lieu of cash, if the consulting company or our director elects to receive said fee in this form.

The following table summarizes the Company’s contractual obligations as of October 1, 2006.

	Payments Due by Period
Contractual Obligations	Total	1 year or less	2-3 years	4-5 years
Long-term debt	$15,030,400	$—	$15,030,400	$—
Capital leases	119,100	70,000	49,100	—
Operating leases	2,677,700	1,094,900	1,481,400	101,400

We believe, but cannot guarantee, that our government-funded research and development contract business will improve in fiscal 2007, and will therefore generate increased liquidity through both improved gross operating margins and the recovery of indirect costs as permitted under our government contracts. This belief stems from our visibility into budgetary decisions of various government agencies and our present backlog. At October 1, 2006, our funded backlog was approximately $33.2 million, approximately $23.0 million of which related to Optex’s business. We expect that a substantial portion of our funded backlog at October 1, 2006 will result in revenue recognized in fiscal 2007. In addition, our government research and development contracts typically include unfunded backlog, which is funded when the previously funded amounts have been expended. As of October 1, 2006, our total backlog, including unfunded portions, was approximately $34.5 million.

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

We also believe that our revenues from product sales will be greater in fiscal 2007, as compared to the fiscal 2006, partly due to the consolidation of Optex’s revenues for a full year in fiscal 2007 and partly because of increases in our sales of miniaturized cameras. We further believe that these increased product sales are likely to contribute positively to our cash provided by operations. Since the earnout provision of the Optex acquisition will only be paid from a percentage of surplus cash flow from Optex’s operations after debt service, the occurrence of such earnout, should it occur, would reflect a positive contribution from Optex to our liquidity.

We currently believe that our working capital and liquidity at October 1, 2006, in conjunction with the refinancing of our debt in December 2006 and the $2 million loan from Timothy Looney in January 2007, will be adequate to support our existing operations for our foreseeable plans for at least the next twelve month. However, there may be product sales growth opportunities in this interval that could place demands on our working capital that would require additional external infusion of working capital through equity or debt financings. We cannot guarantee that such financings would be available on a timely basis, or on acceptable terms, or at all.

Stock Option-Based Compensation

As discussed in Note 1 to our Notes to Consolidated Financial Statements included in this report, effective October 3, 2005, we adopted SFAS 123(R), which resulted in our recognition of stock option-based compensation of $399,800 for fiscal 2006. That stock option-based compensation was attributable to the following:

52 Weeks Ended October 1, 2006
Cost of contract research and development revenue	$219,000
General and administrative expense	180,800

$399,800

Prior to the adoption of SFAS 123(R), we accounted for our stock option plans in accordance with Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). As such, compensation expense was recorded at the date of grant only if the quoted closing sales price of the underlying stock on that date exceeded the exercise price of the options. However, we have historically provided pro forma net earnings and pro forma net earnings per share disclosures as if the fair value of all stock options as of their respective grant dates were recognized as expense over the service periods of those options in accordance with SFAS 123.

We adopted SFAS No. 123(R) using the modified prospective method. Under this transition method, compensation costs recognized in fiscal 2006 includes: (i) compensation cost for all share-based payments granted prior to, but not yet earned as of October 3, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (ii) compensation cost for all share-based payments granted subsequent to October 2, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). In accordance with the modified prospective method, results for the corresponding periods of the prior year have not been restated, and we will continue to disclose the pro forma effect of option grants on net earnings and net earnings per share in our financial statement footnote disclosures.

We also will continue to account for equity instruments issued to persons other than our employees and directors (“non-employees”) in accordance with the provisions of SFAS 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. All transactions in which goods or services are the consideration received for equity instruments issued to non-employees are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of any such equity instrument is the earliest to occur of (i) the date on which the third-party performance is complete, (ii) the date on which it is probable that performance will occur, or (iii) if different, the date on which the compensation has been earned by the non-employee. However, no equity instruments were issued to non-employees for goods or services during fiscal 2006.

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

For purposes of SFAS 123(R), we calculate stock option-based compensation by estimating the fair value of each option granted using the Black-Scholes option valuation model and various assumptions that are described in Note 1 to our Consolidated Financial Statements. Once the compensation cost of an option is determined, we recognize that cost on a straight-line basis over the requisite service period of the option, which is typically the vesting period for options granted by us. We calculate compensation expense of restricted stock grants by determining the fair value of each such grant as of their respective dates of grant using our stock price at such dates with no discount. We recognize compensation expense on a straight-line basis over the requisite service period of the restricted stock award.

For fiscal 2006, stock-based compensation comprised compensation costs attributable to such period for those options that were not fully vested upon adoption of SFAS 123(R) and compensation costs for options and restricted stock grants that were awarded during fiscal 2006, prorated from the date of award to October 1, 2006, adjusted for estimated forfeitures in accordance with SFAS 123(R). Options to purchase a total of 157,500 shares of our common stock were granted to employees during fiscal 2006. Awards of 29,500 shares of restricted stock were granted to employees during fiscal 2006.

The method we employ to calculate stock-based compensation is consistent with the method used to compute stock-based compensation under SFAS 123, except that under SFAS 123(R), we are required to estimate expected forfeitures, rather than adjusting for forfeitures when they occur as required under SFAS 123. We have estimated forfeitures to be 7%, which reduced stock-based compensation cost by $30,400 in fiscal 2006.

At October 1, 2006, the total compensation costs related to non-vested awards not yet recognized was $168,600. The weighted-average remaining vesting period of unvested options at October 1, 2006 was 1.3 years.

Rule 10b5-1 Plan

In September 2006, John Carson, our CEO and President, extended his trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, providing for the periodic selling of up to an aggregate of 75,000 shares of our common stock at various pre-determined market prices, which shares are purchasable by him through the exercise of certain issued and outstanding options. The 10b5-1 plan will terminate in September 2007 unless terminated earlier in accordance with its provisions.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

The financial statements, together with the report thereon of Grant Thornton LLP dated January 26, 2007, as listed under Item 15, appear in a separate section of this report beginning on page F-1.

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

(b) Changes to Internal Control over Financial Reporting. Our fiscal 2005 audit identified an error in our SFAS No. 123 stock option disclosures that had not been detected in our initial fiscal 2005 financial statement close process, resulting in an adjustment to both the fiscal 2005 and fiscal 2004 footnote disclosures. As we have continued to grow, the volume of routine transactions, including option and stock grants to employees and service providers, has grown significantly. Additionally, we have recently entered into complex transactions including, but not limited to: the Optex acquisition, other long-term contracts and financing transactions. Such transactions, as well as others, and the increasing volume of routine transactions, have created increased burdens upon our financial and accounting staff, particularly when they occur in schedule proximity to our financial statement close process as was the case with the Optex acquisition and the refinancing of our debt in December 2006. As a result, during the financial statement close process for fiscal 2005 and both the quarterly and annual financial close processes of fiscal 2006, we did not have sufficient internal resources to monitor financial accounting standards and to maintain controls to appropriately interpret, implement and review the application of new financial accounting standards, reporting requirements, and the completeness and correctness of disclosures in accordance with GAAP and the SEC’s rules and regulations. The absence of such controls over financial reporting constituted a material weakness in internal control that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As part of our remediation plan with respect to this material weakness, we hired a new Corporate Controller in the third quarter of fiscal 2006 and a new Assistant Controller in the fourth quarter of fiscal 2006. We also changed our internal controls to take advantage of these new resources. However, these steps did not fully remediate the above identified material weakness in our fiscal 2006 financial close process. We cannot guarantee that our actions in the future will be sufficient to remediate the identified material weakness and to accommodate possible future growth that could create other material weaknesses.

In addition to the material weakness discussed above, during the second, third and fourth quarters of fiscal 2006, the accounting and financial reporting and control structure of Optex was still in a transitional state from that of a family-owned business, with related party management and limited segregation of duties, to that required for a publicly reporting entity. The lack of segregation of duties often results in the same individual performing two or more of the following functions: Initiation and authorization of transactions; recording of transactions; and custody of financial assets. The lack of segregation of duties at Optex also prevented us from satisfying important control objectives, such as authorization, completeness and accuracy, and reconciliation of accounting transactions and information. In itself, this status can be deemed to constitute a material weakness that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result, during the second, third and fourth quarters of fiscal 2006, the combination of the transitional status of Optex with the limited internal resources of our corporate operation to separately monitor and control Optex’s operations constituted a material weakness in our internal controls that resulted in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The enhancement of our corporate accounting and financial management in the third and fourth quarters of fiscal 2006, and the retention of additional financial and management personnel for our Optex subsidiary did not fully remediate this latter material weakness by the financial close process of fiscal 2006. During the fourth quarter of fiscal 2006, we began to employ various procedures to segregate certain financial operations at Optex and implemented a plan to integrate and formalize the accounting and close process of Optex with that of our corporate accounting and close processes at our Costa Mesa facility. However, these actions did not fully remediate the related material weaknesses at Optex. We cannot guarantee that future measures we may take will be sufficient to remediate the identified material weaknesses related to Optex or others that may be subsequently identified.

In addition to the period-end close, segregation of duties and monitoring control material weaknesses discussed above, the Company had material weaknesses related to the lack of: 1) reconciliations of significant accounts on a monthly or even quarterly basis; 2) sufficient activity-level controls, including proper approval and authorization, related to the existence and valuation assertions in the inventory purchasing cycle; 3) sufficient activity-level controls related to the recognition and cut-off of revenues at the Optex subsidiary; 4) sufficient activity-level and monitoring controls over the construction and transfer of capital assets to satisfy the existence and valuation assertions, and; 5) sufficient activity-level and monitoring controls to satisfy the completeness, valuation and presentation and disclosure assertions within the income tax cycle. The absence of such controls constitute a material weakness in internal control that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

We are currently undergoing a comprehensive effort in preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. This effort, under the direction of senior management, includes the documentation, testing and review of our internal controls. During the course of these activities, we have identified other potential improvements to our internal controls over financial reporting that we are currently evaluating for possible implementation. We expect to continue such documentation, testing and review and may identify other control deficiencies, possibly including additional material weaknesses, and other potential improvements to our internal controls in the future. We cannot guarantee that we will remedy any existing or potential material weaknesses that may be identified in the future, or that we will be able to comply with Section 404 of the Sarbanes-Oxley Act.

Other than as described above, there have not been any other changes that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Our executive officers and directors, and their ages and positions, as of January 26, 2007, are as follows:

Name	Age	Position
Mel R. Brashears (3)	61	Chairman of the Board
John C. Carson	68	Chief Executive Officer, President and Director
Timothy L. Looney	55	Vice President
Volkan Ozguz	51	Senior Vice President
Daryl L. Smetana	55	Vice President
John J. Stuart, Jr.	67	Chief Financial Officer
Marc Dumont (1)(2)(3)	63	Director
Thomas M. Kelly (1)(2)	65	Director
Clifford Pike (1)(2)	64	Director
Frank Ragano (3)	78	Director
Robert G. Richards	78	Director
Chris Toffales	50	Director

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

(3)	Member of the Nominating and Corporate Governance Committee

Dr. Brashears has been one of our directors since December 2000 and has served as the Chairman of the Board since March 2001. From October 2000 through December 2000, he was also our Senior Vice President, a position he resigned after becoming a director. He has also been Chairman of the Board of our subsidiary, iNetWorks Corporation, a development stage company organized to develop products for Internet and telecommunications networks, since October 2000. Since October 2000, he has also held the title of Chief Executive Officer of iNetWorks Corporation, although he has not been employed by the Company or its subsidiaries since March 2001. From January 1999 to September 2000, he was self-employed as a consultant. From January 1996 through December 1998, he was President and Chief Operating Officer of Lockheed Martin’s Space & Strategic Missiles Sector, an aerospace company. Prior to 1996, Dr. Brashears held numerous positions in a 27-year career of increasing management responsibility with Lockheed and its successors. Dr. Brashears is a graduate of the University of Missouri with B.S., M.S. and Ph.D. degrees in engineering.

Mr. Carson is one of our co-founders and has been one of our directors from April 1982 through May 2002 and again from March 2003 to date. Mr. Carson has served as our Chief Executive Officer since April 2005, its President since May 2002 and, prior to that time, as a Senior Vice President from April 1982 through May 2002. He became Chief Technical Officer in February 1997 and Chief Operating Officer in October 2001. Mr. Carson also serves as a director of Optex (since December 30, 2005), MSI, a licensor of technology related to micromachined products (since October 1997), iNetWorks, a developer of technology related to Internet routing (since November 2000), Novalog, a provider of wireless infrared chip products (since May 2002), and RedHawk Vision, a provider of software products (since May 2002). He has also been Chief Executive Officer of MSI since May 2002 and Novalog and RedHawk since April 2005. Mr. Carson has been awarded 15 patents for smart sensors, 3D packaging and single processing architectures, including neural networks. Mr. Carson holds a B.S. in Physics from the Massachusetts Institute of Technology.

Mr. Dumont has been one of our directors since April 1994. Mr. Dumont has been a director of Finterbank Zurich since 1990 and Chairman of Sanderling Ventures, Ltd., a European affiliate of a U.S. venture capital firm, since 1996. In those roles and as an independent consultant, he consults and advises international clients in Europe and Asia, as well as the United States on business and financial transactions. Mr. Dumont has also been on the Board of Directors of Novalog since October 1996. Additionally, Mr. Dumont owns and operates the Chateau de Messey Wineries, Meursault, France, vineyards and wineries. From January 1981 to March 1995, Mr. Dumont was President of PSA International S.A., the international treasury management company owned by PSA Peugeot Citroen, an automotive company. Mr. Dumont is a graduate of the University of Louvain, Belgium with degrees in Electrical Engineering and Applied Economics and holds an MBA from the University of Chicago.

Dr. Kelly has been a one of our directors since October 2000. Dr. Kelly was also a director of our former subsidiary, Silicon Film, from its organization in August 1998 until October 2001. From 1968 until his retirement in early 1998, Dr. Kelly held positions of increasing responsibility with Eastman Kodak Company, a photographic products and services company. Most recently, he served as a Director of Kodak’s Digital Products Center, and General Manager of Digital Camera Products. Dr. Kelly holds a Ph.D. in Physics from Wayne State University and a B.S. in Physics from LeMoyne College.

Mr. Looney has been one of our Vice Presidents and a President of our subsidiary, Optex Systems, Inc., a military sights manufacturer, since January 2006. Prior to joining us, Mr. Looney served as President and Chief Executive Officer of Optex since December 2002, and he served as Vice President of Optex from June 1987 until December 2002. Mr. Looney has served as a director of Optex since December 1987. Mr. Looney attended the University of Texas at Arlington where he majored in business administration.

Dr. Ozguz has been our Senior Vice President since March 2005 and Chief Technical Officer since March 2004. He has been with us since December 1995 in positions of increasing managerial responsibility for research and development activities. Prior to joining us, Dr. Ozguz was a research scientist and lecturer at the University of California, San Diego. He is the author of numerous technical publications and is the inventor on several patents assigned to us. Dr. Ozguz holds a B.S. and M.S. in Electrical Engineering from Istanbul Technical University and a Ph.D. in Electrical Engineering from North Carolina State University.

Mr. Pike has been one of our directors since March 2003. From 1979 until his retirement in 2002, Mr. Pike was an assurance and business advisory services partner in the Orange County, California office of Ernst & Young, LLP, a public accounting firm. His primary responsibilities at Ernst & Young were to provide advice to that firm’s professionals and to its clients concerning financial accounting, auditing and SEC reporting issues. In 2002, he established and became principal of a consulting firm, presently known as Clifford Pike CPA, that provides advisory and corporate governance monitoring services to audit committees and boards of directors. Mr. Pike holds a B.S. in Business Administration and an MBA from the University of California Los Angeles.

General (Ret.) Ragano has been one of our directors since November 2005. General Ragano formerly served as a director of the Company from June 1985 until March 2000. He presently is a defense advisory consultant through his wholly-owned consulting firm, F.P. Ragano Associates. Gen. Ragano retired from the U.S. Army to serve as Vice-President of the American Defense Preparedness Association and Chairman and CEO of BEI Defense Systems Company. Subsequently, he became Chairman and CEO of CMS, Inc., a wholly owned subsidiary of Daimler-Benz GmbH, and then Chairman of Skylynx Communications, Inc., a wireless communications company. Gen. Ragano holds a B.S. degree from Duquesne University and an MBA from Syracuse University.

Mr. Richards was our Chief Executive Officer from June 2000 through March 2005 and has served as a director since January 2001. Mr. Richards also was a director of iNetWorks from October 2000 through March 2005 and Chairman of the Boards of our consolidated subsidiaries Novalog, MSI and RedHawk Vision from May 2002 through March 2005. He was also Chief Executive Officer of Novalog from October 2002 through March 2005. Since April 1999, Mr. Richards has also served as a member of our Scientific Advisory Board. Mr. Richards retired as President of Aerojet Electronic Systems Division, an aerospace company, in 1993. He is co-author of the book, Infrared Physics and Engineering, published by McGraw-Hill, and has a M.A. degree in Mathematical Statistics from the University of California at Berkeley.

Mr. Smetana joined the Company in 1984 as a detector and cryogenics technologist. He has also served as a Project Engineer, Program Manager. In 1993, Mr. Smetana was promoted to Director of Programs. In 1994, he also served as Director of Business Management and, in 1996, as Deputy General Manager for the Advanced Technology Division of the Company. In 2003, Mr. Smetana became Deputy Chief Operations Officer for the Company. Mr. Smetana has served as Vice President of Operations since late 2005. Mr. Smetana holds a B. S. in Physics from the California Polytechnic State University, Pomona and a degree in Audio Engineering from the College for Recording Arts in San Francisco.

Mr. Stuart joined us in January 1983 as its Manager of Special Projects and Communications, became our Chief Financial Officer and Treasurer in July 1985, a Vice President in June 1995, a Senior Vice President in November 1998 and Secretary in March 2001. He relinquished the position of Treasurer in February 1995. Effective October 1998, Mr. Stuart re-assumed the position of Treasurer in addition to his other responsibilities. Mr. Stuart has been an Advisory Member of the Company’s Board since November 1998. Mr. Stuart is also a member of the Board of Directors of Optex (since December 30, 2005), Novalog (since October 1995), MSI (since October 1997), RedHawk Vision (since March 2000) and iNetWorks (since October 2000). During these periods Mr. Stuart has also served, and continues to serve, as Chief Financial Officer and Secretary of Optex, and as Chief Financial Officer of MSI, RedHawk Vision and iNetWorks. He was also Chief Financial Officer of Novalog from October 1995 to June 2001. In May 2002, he became Secretary of Novalog, and in October 2002 resumed the position of Chief Financial Officer of Novalog. Mr. Stuart is a director of EuroTrust A/S, a Danish company that is not affiliated with the Company. Mr. Stuart holds a B.S. in Industrial Management from the Massachusetts Institute of Technology.

Mr. Toffales has been one of our directors since August 2004. Since 2004, Mr. Toffales has been President and Director of CTC Aero, LLC, a defense advisory consulting firm. Since 2004, Mr. Toffales has also served as Vice Chairman of Communications Power Industries, a provider of military and commercial electronic products. From 1999 to 2003, Mr. Toffales was a Senior Vice President of DRS Technologies, Inc., a supplier of military electronics systems, and also served as President of DRS Technologies Systems Company, a subsidiary of DRS. From 1998 to 1999, Mr. Toffales was Vice President for Business Development of Lockheed Martin Fairchild Systems, an aerospace firm. Prior to these positions, Mr. Toffales held various officer level positions at Lockheed Martin Corporation and Loral Fairchild Systems, both of which are aerospace firms. Mr. Toffales holds a B.S. in Electrical Engineering from City College of New York.

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

Our Board has implemented a process by which stockholders may send written communications to the attention of the Board, any committee of the Board or any individual Board member, care of our Secretary at 3001 Red Hill Avenue, Bldg. 4-108, Costa Mesa, California 92626. This centralized process will assist the Board in reviewing and responding to stockholder communications in an appropriate manner. The name of any specific intended Board recipient should be noted in the communication. Our Secretary, with the assistance of our Assistant Secretary, will be primarily responsible for collecting, organizing and monitoring communications from stockholders and, where appropriate depending on the facts and circumstances outlined in the communication, providing copies of such communications to the intended recipients. Communications will be forwarded to directors if they relate to appropriate and important substantive corporate or Board matters. Communications that are of a commercial or frivolous nature or otherwise inappropriate for the Board’s consideration will not be forwarded to the Board. Any communications not forwarded to the Board will be made available to any of the our independent directors upon their request.

Corporate Governance

Board Committees and Meetings

Our Board is composed of a majority of independent directors (as independence is defined under Nasdaq listing standards). Mr. Richards and Mr. Carson are not considered independent due to their employment with the Company during the past three fiscal years. Mr. Toffales is not considered independent due to payments made in the past fiscal year under his consulting agreement with the Company. Except for Mr. Richards, Mr. Carson and Mr. Toffales, all of the other directors are considered independent under Nasdaq listing standards. During the fiscal year ended October 1, 2006 (“fiscal 2006”), the Board held nine meetings and acted by unanimous written consent on four occasions. The Board has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Each director attended or participated in 75% or more of (i) the total number of meetings of the Board during his term of service and (ii) the total number of meetings held during his term of service by all committees of the Board on which such director served during fiscal 2006. The Company also encourages all members of the Board to attend the Company’s annual meeting of stockholders each year. All current directors attended our annual meeting in 2006.

Audit Committee. The Audit Committee currently consists of three directors, Mr. Pike, who serves as its Chairman, Mr. Dumont and Dr. Kelly, each of whom also served on the Audit Committee during fiscal 2006. This Committee reviews, acts on and reports to the Board with respect to various auditing and accounting matters, including the selection of the Company’s independent auditors, the scope of the annual audits, pre-approval of any non-audit services to be performed by and all fees to be paid to the Company’s independent auditors, the performance of the Company’s accountants, the Company’s accounting practices and internal accounting controls. The Audit Committee is responsible for establishing, and has established, procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters, and for the confidential, anonymous submission by the Company’s employees of concerns regarding questionable accounting or auditing matters. In addition, all related party transactions are reviewed and approved by the Audit Committee. See “Related Party Transactions” below. The Audit Committee held seven meetings during fiscal 2006. The Board has determined that all members of the Audit Committee are “independent” as that term is defined under the Nasdaq listing standards and under special standards established by the SEC. Each member of the Audit Committee can read and has an understanding of fundamental financial statements. Mr. Pike, the Audit Committee’s Chairman, has been designated by the Board as the Audit Committee’s financial expert as that term is described in item 401(h) of Regulation S-K. Stockholders should understand that this designation is a disclosure requirement of the SEC related to Mr. Pike’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose on Mr. Pike any duties, obligations or liability that are greater than are generally imposed on him as a member of the Audit Committee and the Board, and his designation as an Audit Committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or Board. The Board has adopted and approved a written charter for the Audit Committee, and a copy of this charter is included as an appendix to the Company’s definitive proxy statement for the March 2004 Annual Meeting filed with the SEC. A copy of this charter also is posted on the Company’s web site at http:// www.irvine-sensors.com under the Investors section. The inclusion of the Company’s web site address in this report does not include or incorporate by reference the information on the Company’s web site into this report.

Compensation Committee. The Compensation Committee currently consists of three directors, Mr. Dumont, who serves as its Chairman, Dr. Kelly and Mr. Pike. During fiscal 2006, the Compensation Committee consisted of Mr. Dumont, Dr. Kelly, Martin Hale, Jr. who resigned as a director in September 2006, and Dr. Carleone who resigned from the Compensation Committee upon his resignation as a director in November 2005. This Committee reviews and approves the Company’s general compensation policies, makes recommendations to the Board as to the salaries of the Company’s officers and executive bonuses and makes or recommends to the Board the award of stock options and restricted stock grants to employees, officers and directors. The Compensation Committee held six meetings during fiscal 2006 and acted by unanimous consent on three occasions. The Board has determined that all members of the Compensation Committee are “independent” as defined under the Nasdaq listing standards. The Board has adopted and approved a written charter for the Compensation Committee. A copy of this charter is posted on the Company’s web site at http://www.irvine-sensors.com under the Investors section. The inclusion of the Company’s web site address in this report does not include or incorporate by reference the information on the Company’s web site into this report.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee currently consists of three directors, Dr. Brashears, Mr. Dumont, and Gen. Ragano, each of whom is “independent” as defined under the Nasdaq listing standards. The Nominating and Corporate Governance Committee identifies, screens and reviews potential directors and makes recommendations to the Board for management nominees for election to the Board at each annual meeting of stockholders and candidates to fill any vacancies on the Board. All director nominees are either selected or recommended for the Board’s selection, either by a majority of the independent directors of the Board or this committee comprised solely of independent directors. This Committee also reviews and recommends Company policies and procedures regarding corporate ethics and other corporate governance matters. The Nominating and Corporate Governance Committee held one meeting during fiscal 2006. The Board has adopted and approved a written charter for the Nominating and Corporate Governance Committee, and a copy of this charter is included as an appendix to the Company’s definitive proxy statement for the March 2004 Annual Meeting filed with the SEC. A copy of this charter also is posted on the Company’s web site at http://www.irvine-sensors.com under the Investors section. The inclusion of the Company’s web site address in this report does not include or incorporate by reference the information on the Company’s web site into this report.

When considering a potential candidate for membership on the Company’s Board, the Nominating and Corporate Governance Committee considers relevant business and industry experience and demonstrated character and judgment. There are no differences in the manner in which the Nominating and Corporate Governance Committee evaluates a candidate that is recommended for nomination for membership on the Company’s Board by a stockholder. Gen. Ragano, who had previously served as a director, was appointed to fill the vacancy on the Board created by the resignation of Dr. Carleone in November 2005.

Although the Nominating and Corporate Governance Committee does not have a formal policy on stockholder nominations, it will consider stockholder nominations for directors submitted in accordance with the procedure set forth in Article II, Section 4 of the Company’s By-Laws. The procedure provides that a notice relating to the nomination must be timely given in writing to the Secretary of the Company prior to the meeting. To be timely, the notice must be delivered within the time permitted for submission of a stockholder proposal as described in our proxy statement. Such notice shall set forth (a) as to each person whom the stockholder proposes to nominate for election or reelection as a director, (i) the name, age, business address and residence address of each such person, (ii) the principal occupation or employment of such person, (iii) the class and number of shares of the Company that are beneficially owned by such person and (iv) any other information relating to such person that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Exchange Act, including, without limitation, such person’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected; and (b) as to the stockholder giving the notice (i) the name and address of such stockholder as they appear on the Company’s books and (ii) the class and number of shares of the Company that are beneficially owned by such stockholder.

Code of Ethics. The Company has adopted a code of ethics and conduct that applies to all of its employees including its principal executive officer, its principal financial and accounting officer, and all members of its finance department performing similar functions. The full text of the Company’s code of ethics and conduct is posted on the Company’s web site at http://www.irvine-sensors.com under the Investors section. The Company intends to disclose future amendments to certain provisions of the Company’s code of ethics and conduct, or waivers of such provisions, applicable to the Company’s directors and executive officers, at the same location on the Company’s web site identified above. The inclusion of the Company’s web site address in this report does not include or incorporate by reference the information on the Company’s web site into this report.

Upon request, the Company will provide without charge to any person who so requests, a copy of its code of ethics and conduct. Requests for such copies should be submitted to the Corporate Secretary, at Irvine Sensors Corporation, 3001 Red Hill Avenue, Bldg. 4-108, Costa Mesa, California or by telephone at (714) 549-8211.

Director Compensation

Directors who are employees of the Company are not separately compensated for their services as directors or as members of committees of the Board. Directors who were not employees of the Company received a quarterly retainer of $2,500, $1,500 for each Board meeting attended, $750 for each Audit Committee meeting attended and $500 for each Compensation Committee attended in fiscal 2006. Before its termination in June 2006, the Company’s 2003 Stock Incentive Plan provided that (i) a new non-employee director be automatically granted a ten-year option, vesting in two equal annual installments upon completion of each of two years of service as director, to purchase 25,000 shares of the Company’s Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of the grant, and (ii) each non-employee director who had served as a director for more than six months and was re-elected for an additional term of service at an annual meeting, be automatically granted non-qualified options to purchase 10,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of such meeting. The 2003 Stock Incentive Plan and other prior stock option plans of the Company were terminated in June 2006 upon the adoption of the Company’s 2006 Omnibus Incentive Plan in June 2006 by the Company’s stockholders. The Compensation Committee may elect to make discretionary grants of non-qualified stock options or restricted stock to directors pursuant to the Company’s stock option plans. All existing options granted to directors, whether pursuant to the automatic or discretionary provisions of the Company’s option plans, have a term of ten years and an exercise price equal to the then-current market price of the Company’s Common Stock.

In November 2005, under the automatic grant provisions of the 2003 Stock Incentive Plan, Gen. Ragano, a new non-employee director, received an initial grant of a ten-year option, vesting in two equal annual installments upon completion of each of two years of service as director, to purchase 25,000 shares of the Company’s Common Stock at the exercise price of $2.25 per share, the fair market value of the Common Stock on the date of the grant, as a result of his appointment to the Board. In January 2006, under the automatic grant provisions of the 2003 Stock Incentive Plan, Mr. Martin Hale, a non-employee director who resigned in September 2006, received an initial grant of a ten-year option, to vest in two equal annual installments upon completion of each of two years of service as director, to purchase 25,000 shares of the Company’s Common Stock at the exercise price of $3.16 per share, the fair market value of the Common Stock on the date of the grant, as a result of his appointment to the Board. The beneficial interest, if any, in the shares of Common Stock underlying the options granted to Mr. Hale, and the right to vote or dispose of the shares of Common Stock issuable upon exercise of such options by Mr. Hale, was held by Pequot Capital Management, Inc. pursuant to a contractual relationship between Mr. Hale and Pequot Capital Management, Inc. Due to his resignation in September 2006, the vesting provisions of Mr. Hale’s options were not satisfied, and the options were canceled.

In addition, one of the Company’s Board members, Mr. Toffales, may from time to time assist the Company in searching for potential companies to acquire. If the Company acquires another company introduced by Mr. Toffales, the Company has agreed that it would pay Mr. Toffales a success fee or his consulting firm, CTC Aero, in an amount equal to between 5% and 1% of the total purchase price paid by the Company for the acquisition, which percentage decreases based upon the total acquisition purchase price. In connection with a previous form of this agreement, in September 2005, Mr. Toffales received a discretionary grant of a ten-year, fully vested option to purchase 50,000 shares of Common Stock at an exercise price of $1.77 per share.

Compensation Committee Interlocks and Insider Participation

During fiscal 2006, Mr. Dumont, Dr. Kelly, Mr. Pike and Mr. Hale, until his resignation, served on the Compensation Committee. None of the members of the Compensation Committee was at any time during fiscal 2006 or at any other time an officer or employee of the Company. None of our executive officers has, during fiscal 2006, served on the board or the compensation committee of any other entity, any of whose officers served either on our Board or our Compensation Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (“Exchange Act”) requires the Company’s officers and directors and persons who own more than ten percent of a class of the Company’s equity securities registered under the Exchange Act, to file with the Securities and Exchange Commission (the “Commission”) reports of ownership and changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on review of these forms, the Company believes that during the fiscal year ended October 1, 2006, each of the Company’s executive officers, directors and holders of ten percent or more of the Company’s common stock timely filed all reports required to be filed pursuant to Section 16(a) of the Exchange Act.

Item 11. Executive Compensation

For fiscal years ended October 1, 2006, October 2, 2005 and October 3, 2004, the compensation awarded or paid to, or earned by the Company’s Chief Executive Officer, and each of the four other executive officers of the Company whose annual salary and bonus exceeded $100,000 in fiscal 2006 is shown in the following table:

SUMMARY COMPENSATION TABLE

	Fiscal Year	Annual Compensation		Long Term Compensation Securities Underlying Options/SARs (#)(1)	All Other Compensation ($)(2)
Name and Principal Positions		Salary ($)	Bonus ($)
John C. Carson	2006	244,689	—	—	87,367
Chief Executive Officer and President	2005	232,536	—	250,000	87,884
	2004	200,572	100	150,000	93,138

John J. Stuart, Jr.	2006	225,043	—	—	76,158
Senior Vice President, Chief Financial Officer, Secretary and Treasurer	2005	200,776	—	225,000	76,587
	2004	187,627	100	150,000	80,129

Volkan Ozguz	2006	217,802	10,000	—	27,499
Senior Vice President, Chief Technical Officer	2005	179,907	3,250	70,000	26,712
	2004	123,472	3,350	13,938	40,249

Timothy Looney(3)	2006	135,000	—	—	16,955
Vice President	2005	—	—	—	—
	2004	—	—	—	—

Daryl L. Smetana(4)	2006	173,687	10,000	—	66,606
Vice President	2005	141,578	—	21,000	64,964
	2004	128,125	—	13,937	67,039

(1)	No SARs have been issued to the Named Executive Officers during the fiscal years represented.

(2)	Amounts in this column include the value of shares contributed to the named individual’s account in the Employee Stock Bonus Plan. See “Employee Stock Bonus Plan.” Amounts in this column also include the value of shares contributed to a Rabbi Trust to be held for the benefit of the named individuals pursuant to a non-qualified deferred compensation retirement plan. In October 2005, shares valued at $57,970 were contributed on behalf of Mr. Carson, shares valued at $46,808 were contributed on behalf of Mr. Stuart and shares valued at $43,774 were contributed on behalf of Mr. Smetana. In November 2004, shares valued at $53,817 were contributed on behalf of Mr. Carson, shares valued at $43,458 were contributed on behalf of Mr. Stuart and shares valued at $42,841 were contributed on behalf of Mr. Smetana. In June 2004, shares valued at $56,753 were contributed on behalf of Mr. Carson, shares valued at $45,828 were contributed on behalf of Mr. Stuart and shares valued at approximately $45,177 were contributed on behalf of Mr. Smetana. The plan is unfunded, and participants’ accounts represent unsecured claims against the Company. The Rabbi Trust was established by the Company and is subject to creditor claims. Shares held by the Rabbi Trust may be distributed to each plan beneficiary when they retire from service at a retirement age permitted under the Company’s Employee Stock Bonus Plan.

(3)	The named individual joined the Company in fiscal 2006.

(4)	The named individual became a Named Executive Officer in fiscal 2006.

Employment, Termination of Employment and Change-in-Control Agreements

In December 2005, we entered into a two-year employment agreement with Mr. Looney pursuant to which he became one of our vice presidents. Under this employment agreement, Mr. Looney receives an annual base salary of $180,000 and is eligible to participate in our incentive stock option programs made available to our executive officers for which Mr. Looney qualifies. In the event of Mr. Looney’s termination of employment (i) by us without cause, (ii) by Mr. Looney for good reason or (iii) without cause within six months in conjunction with or within six months following a change in control, we will continue to pay Mr. Looney his base salary through January 3, 2008.

We have no other employment, termination of employment and change-in-control agreements with any of our named executive officers.

Option Grants

No stock options or stock appreciation rights were granted during fiscal 2006 to our named executive officers.

Aggregated Option Exercises During Last Fiscal Year and Fiscal Year-End Option Values

The following table contains information relating to the exercise of stock options by the Named Executive Officers in fiscal 2006, as well as the number and value of their unexercised options as of October 1, 2006. No stock appreciation rights were exercised during such fiscal year or held by any Named Executive Officer as of October 1, 2006.

	Shares Acquired on Exercise(#)	Value Realized($)(1)	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)(2)		Value of Unexercised In-the-Money Options at Fiscal Year-End($)(3)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
John C. Carson	25,000	$48,250	486,500	—	$5,700	$—
John J. Stuart, Jr.	150,000	4,500	317,750	—	10,200	—
Volkan Ozguz	5,000	—	120,937	—	9,100	—
Timothy Looney	—	—	—	—	—	—
Daryl L. Smetana	—	—	59,937	—	4,250	—

(1)	Represents the fair market value of the Company’s Common Stock on the date of exercise (based on the closing sales price reported on the Nasdaq Capital Market, formerly known as the Nasdaq SmallCap Market), less the exercise price, multiplied by the number of options, and does not necessarily indicate that the shares were sold by the optionee.

(2)	Includes both in-the-money and out-of-the money options.

(3)	Based on the fair market value of the Company’s Common Stock on the last trading day of fiscal 2006 ($1.32 per share), less the applicable exercise prices, multiplied by the number of options.

Employee Stock Bonus Plan

All of the Company’s employees are eligible to participate in the Employee Stock Bonus Plan (the “ESBP”), which is a tax-qualified retirement plan. Employees are enrolled in the ESBP as of the day following the date on which the employee completes at least one hour of work. In order to share in the Company’s contribution to the ESBP in any fiscal year of the ESBP (“Plan Year”), an employee must have worked a minimum of 1,000 hours during the Plan Year, and be employed by the Company at the end of the Plan Year. To date, the ESBP has been funded only with previously unissued shares of the Company’s common and preferred stock; thus the Company has not contributed any cash to the ESBP. The ESBP’s assets are allocated annually to the participating employees’ accounts in the respective ratios that each participating employee’s compensation for that year bears to the total compensation of participating employees. An employee’s participation in the ESBP terminates on his retirement, disability or death, at which time the employee will receive that portion of his or her account that has vested. Generally, an employee’s account vests at a rate of 20% per year and is 100% vested after five years of employment. All executive officers named in the Summary Compensation Table participate in the ESBP. In the fiscal years ended October 1, 2006, October 2, 2005 and October 3, 2004, the Company contributed approximately 505,600, 401,500 and 532,300 shares of Common Stock, respectively, to the ESBP, valued at $1,200,000, $900,000 and $725,000, respectively, as of the date of contribution. The value of contributions to the accounts of the Named Executive Officers for fiscal 2006 has been included in “All Other Compensation” in the Summary Compensation Table.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information concerning beneficial ownership of our common stock as of January 26, 2007, by:

•	each stockholder, or group of affiliated stockholders, that we know beneficially owns more than 5% of our outstanding common stock;

•	each of our named executive officers;

•	each of our directors; and

•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and generally includes voting power and/or investment power with respect to the securities held. Shares of common stock subject to options currently exercisable or exercisable within 60 days of January 26, 2007, are deemed outstanding and beneficially owned by the person holding such options for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons or entities named have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

The percentages shown in the table are based on 25,122,143 shares of common stock outstanding on January 26, 2007. Shares of common stock subject to options, warrants or other convertible securities which are exercisable within 60 days of January 26, 2007, are deemed to be beneficially owned by the person holding such options, warrants or other convertible securities for the purpose of computing the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage of any other person. Except as described in the preceding sentence, shares issuable upon exercise of outstanding options, warrants and other convertible securities are not deemed to be outstanding.

Unless otherwise indicated, the principal address of each of the stockholders below is c/o Irvine Sensors Corporation, 3001 Red Hill Avenue, Costa Mesa, California 92626.

	Shares Beneficially Owned(1)
Name and Address of Beneficial Owner	Number		Percent
Mel R. Brashears	725,000	(2)	2.8%
John C. Carson	4,940,776	(3)(4)(15)(16)(17)	16.4%
Marc Dumont	108,142	(5)	*
Thomas M. Kelly	104,000	(6)	*
Volkan Ozguz	128,437	(7)	*
Daryl L. Smetana	239,089	(8)	*
Clifford Pike	160,000	(9)	*
Frank Ragano	26,143	(10)	*
Robert G. Richards	478,431	(11)	1.9%
John J. Stuart, Jr.	3,949,162	(4)(12)(15)(16)(17)	13.6%
Chris Toffales	346,308	(13)	*
Timothy Looney	2,699,461	(23)	9.7%
All directors and executive officers as a group (11 persons)	10,294,023	(14)	29.1%

5% Stockholders Not Listed Above:
Wilmington Trust Company TTEE Irvine Sensors Corporation Cash or Deferred & Stock Bonus Plan Ret. Plan	2,752,235	(16)	9.9%
Pequot Private Equity Fund III, L.P. (22)	2,135,382	(18)(19)	8.5%
Pequot Offshore Private Equity Partners III, L.P. (22)	351,710	(20)(21)	1.4%

*	Represents beneficial ownership of less than 1% of the outstanding shares of common stock.

(1)	Shares owned and percentages for Mr. Carson, Mr. Stuart and all current directors and executive officers as a group are partially duplicative, since the voting or investment power over shares of Common Stock held by the Company’s Employee Stock Bonus Plan and the Company’s Deferred Compensation Plan are held by the respective administrative committees of those Plans of which Mr. Carson and Mr. Stuart are members, and by extension the group of all current directors and executive officers which includes Mr. Carson and Mr. Stuart, and are thereby deemed to each hold the voting or investment power of the shares of Common Stock held by those Plans. (See Footnotes 15, 16 and 17).

(2)	Includes 725,000 shares issuable upon exercise of Common Stock options exercisable within 60 days of January 26, 2007.

(3)	Includes 486,500 shares issuable upon exercise of Common Stock options exercisable within 60 days of January 26, 2007. Also includes amounts and percentages for the holdings of his wife, including amounts held as separate property.

(4)	Reflects shares of Common Stock held by the Company’s Employee Stock Bonus Plan; the named individual has limited ability to direct the liquidation of assets in his subaccount in contemplation of retirement, subject to restrictions imposed by the Administrative Committee (See footnote 16). Also reflects shares held by the Company’s Deferred Compensation Plan; the named individual has ownership interests in these shares upon retirement, for which he is presently eligible, but no ability to direct disposition or voting of the shares prior to retirement (See footnote 17).

(5)	Includes 104,000 shares issuable upon exercise of Common Stock options exercisable within 60 days of January 26, 2007.

(6)	Includes 104,000 shares issuable upon exercise of Common Stock options exercisable within 60 days of January 26, 2007.

(7)	Includes 128,437 shares issuable upon exercise of Common Stock options exercisable within 60 days of January 26, 2007.

(8)	Includes 59,937 shares issuable upon exercise of Common Stock options exercisable within 60 days of January 26, 2007. Also reflects shares of Common Stock held by the Company’s Employee Stock Bonus Plan; the named individual has limited ability to direct the liquidation of assets in his subaccount, subject to restrictions imposed by the administrative committee (See footnote 16). Also reflects shares held by the Company’s Deferred Compensation Plan; the named individual has ownership interests in these shares upon retirement, for which he is presently eligible, but no ability to direct disposition or voting of the shares prior to retirement (See footnote 17).

(9)	Includes 160,000 shares issuable upon exercise of Common Stock options exercisable within 60 days of January 26, 2007.

(10)	Includes 25,000 shares issuable upon exercise of Common Stock options exercisable within 60 days of January 26, 2007.

(11)	Includes 409,000 shares issuable upon exercise of Common Stock options exercisable within 60 days of January 26, 2007. Also reflects shares of Common Stock held by the Company’s Employee Stock Bonus Plan; the named individual has limited ability to direct the liquidation of assets in his subaccount, subject to restrictions imposed by the administrative committee (See footnote 16).

(12)	Includes 195,290 shares held by the Stuart Family Trust, of which Mr. Stuart is a trustee, and 317,750 shares issuable upon exercise of Common Stock options exercisable within 60 days of January 26, 2007. Also reflects shares of Common Stock held by the Company’s Employee Stock Bonus Plan; the named individual has limited ability to direct the liquidation of assets in his subaccount, subject to restrictions imposed by the administrative committee (See footnote 16).

(13)	Includes 154,000 shares issuable upon exercise of Common Stock options exercisable within 60 days of January 26, 2007. Also includes 192,308 shares issuable as payment of a success fee payable for the Initial Acquisition of Optex.

(14)	Includes 2,922,414 shares issuable upon exercise of Common Stock options and warrants exercisable within 60 days of January 26, 2007, which represents the sum of all such shares issuable upon exercise of options and warrants held by all executive officers and directors as a group.

(15)	The named individual is a member of the Administrative Committee (see footnote 16) and the Deferred Plan Administrative Committee (see footnote 17), and has shared voting and investment power over the shares held by the Company’s Employee Stock Bonus Plan and Deferred Compensation Plan.

(16)	An administrative committee (the “Administrative Committee”), currently comprised of John C. Carson, John J. Stuart, Jr. and Carolyn Hoffman, has the right to receive and the power to direct the receipt of dividends from or the proceeds from the sale of the securities held by the Irvine Sensors Corporation Cash or Deferred & Stock Bonus Plan Ret. Plan, the Employee Stock Bonus Plan, for the benefit of the Company’s employees. The Administrative Committee has voting and investment power over all securities held under such plan.

(17)	An administrative committee (the “Deferred Plan Administrative Committee”), currently comprised of John C. Carson, John J. Stuart, Jr. and Carolyn Hoffman, has the right to receive and the power to direct the receipt of dividends from or the proceeds from the sale of the securities held by the Irvine Sensors Deferred Compensation Plan, for the benefit of key Company employees. The Deferred Plan Administrative Committee has voting and investment power over all securities held under such plan.

(18)	Includes (i) 67,494 shares issued upon conversion of accrued interest under Series 1 and Series 2 subordinated secured convertible notes, (ii) 1,179,835 shares issued upon exercise of Series 1 and Series 2 warrants and (iii) an additional 1,633,619 shares issuable upon exercise of Series 1 and Series 2 warrants, all subject to a blocker that would prevent such stockholder’s and its affiliates’ aggregate ownership at any given time from exceeding 9.9% of our outstanding common stock. The number of shares and percentage shown reflect the 9.9% limitation applied proportionally to such stockholder and its affiliated entities.

(19)	Does not include additional shares that may be issuable upon conversion of accrued and unpaid interest under the Series 1 and Series 2 notes.

(20)	Includes (i) 9,515 shares issued upon conversion of accrued interest under Series 1 and Series 2 subordinated secured convertible notes, (ii) 166,319 shares issued upon exercise of Series 1 and Series 2 warrants and (iii) an additional 230,286 shares issuable upon exercise of Series 1 and Series 2 warrants, all subject to a blocker that would prevent such stockholder’s and its affiliates’ aggregate ownership at any given time from exceeding 9.9% of our outstanding common stock. The number of shares and percentage shown reflect the 9.9% limitation applied proportionally to such stockholder and its affiliated entities.

(21)	Does not include additional shares that may be issuable upon conversion of accrued and unpaid interest under the Series 1 and Series 2 notes.

(22)	Pequot Capital Management, Inc. is the investment manager/advisor of, and exercises sole investment discretion over, Pequot Private Equity Fund III, L.P. and Pequot Offshore Private Equity Partners III, L.P., and as such, has voting and dispositive power over these shares. The address of Pequot Capital Management, Inc. is 500 Nyala Farm Road, Westport, CT 06880. Arthur J. Samberg is the executive officer, director and controlling shareholder of Pequot Capital Management, Inc.

(23)	The address for Timothy Looney is c/o Optex Systems, Inc., 1420 Presidential Drive, Richardson, Texas 75081. Also reflects shares of Common Stock held by the Company’s Employee Stock Bonus Plan; the named individual has limited ability to direct the liquidation of assets in his subaccount, subject to restrictions imposed by the administrative committee (See footnote 16).

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of October 1, 2006 with respect to the shares of Company Common Stock that may be issued under the Company’s existing equity compensation plans.

	A	B	C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Stockholders(1)	3,648,066	2.41	2,888,000
Equity Compensation Plans Not Approved by Stockholders(2)(3)	887,123	2.36	—
Total	4,535,189	2.40	2,888,000

(1)	Consists of the 2006 Omnibus Incentive Plan, the 2003 Stock Incentive Plan, the 2001 Irvine Sensors Corporation Stock Option Plan and the 1999 Stock Option Plan.

(2)	Consists of the 2001 Non-Qualified Stock Option Plan (“2001 Supplemental Plan”) and the 2000 Non-Qualified Option Plan (“2000 Supplemental Plan”). Some of the Company’s directors and officers hold options issued under these plans.

(3)	Five hundred thousand shares have also been contributed by the Company to a Rabbi Trust to be held for the benefit of certain key employees pursuant to a non-qualified deferred compensation retirement plan. Contributions are determined by the Company’s Board annually. Accordingly, such shares are not included in the number of securities issuable in column (a) or the weighted average price calculation in column (b), nor are potential future contributions included in column (c).

Non-Stockholder Approved Plans

Under the 2001 Supplemental Plan, option grants were made to employees of the Company (or any parent or subsidiary corporation) who were neither officers nor Board members at the time of the option grant. Under the 2000 Supplemental Plan, option grants were made to employees, directors or consultants of the Company (or any parent or subsidiary corporation). Options under the 2000 Supplemental Plan and the 2001 Supplemental Plan (the “Supplemental Option Plans”) typically vest and become exercisable in a series of installments over the optionee’s period of service with the Company. Each outstanding option under the 2000 Supplemental Plan vests in full on an accelerated basis in the event the Company is acquired. Each outstanding option under the 2001 Supplemental Plan vests in full on an accelerated basis in the event the Company is acquired and that option is not assumed or replaced by the acquiring entity. Each option granted under either of the Supplemental Option Plans has a maximum term set by the plan administrator (either the Board or a Board committee) at the time of grant, subject to earlier termination following the optionee’s cessation of employment or service. All options granted under the Supplemental Option Plans are non-statutory options under the Federal tax law.

As of October 1, 2006, options covering 45,000 shares of Common Stock were outstanding, no shares had been issued and there were no outstanding share right awards under the 2000 Supplemental Plan. The 2000 Supplemental Plan was terminated in June 2006. As of October 1, 2006, options covering 842,123 shares of Common Stock were outstanding, 668,125 shares had been issued and there were no outstanding share right awards under the 2001 Supplemental Plan. The 2001 Supplemental Plan was terminated in June 2006.

In September 2002, the Company authorized a non-qualified deferred compensation retirement plan for key employees with service then in excess of twelve years. Contributions to this plan are determined by the Company’s Board annually and made to a Rabbi Trust to be held for the benefit of certain key employees. 500,000 shares of the Company’s Common Stock have been contributed to the Rabbi Trust over the period June 2003 through October 1, 2006. The plan is unfunded, and participants’ accounts represent unsecured claims against the Company. The Rabbi Trust was established by the Company and is subject to creditor claims. Shares in the plan may be distributed to each plan beneficiary when they retire from service at a retirement age permitted under the Company’s Cash or Deferred and Stock Bonus Plan.

Item 13. Certain Relationships and Related Transactions

In May 2005, the Company entered into a one-year consulting agreement with one of its directors, Chris Toffales, and CTC Aero, LLC, of which Mr. Toffales is sole owner, pursuant to which Mr. Toffales and CTC Aero would provide strategic planning and business development consulting services to the Company. Mr. Toffales earned $100,900 during fiscal 2005, and has earned $234,000 since the beginning of fiscal 2006, for the provision of such services pursuant to this agreement. In August 2005, the Company amended and restated the agreement, pursuant to which amendment Mr. Toffales would provide services in connection with potential Initial Acquisition activities of the Company and the Company would pay a success fee in the event of the closure of such an Initial Acquisition. Mr. Toffales did not earn such a success fee during fiscal 2005; however, he earned a success fee of $500,000 in connection with the Initial Acquisition of Optex described below. Although this fee currently is payable in cash, the Company has received stockholder approval to pay the fee with 192,308 shares of Common Stock in lieu of cash. If this payment is made in Common Stock, the Company will also pay Mr. Toffales or CTC Aero a cash fee of $175,000 to offset the tax consequences of the stock payment. Mr. Toffales also earned $15,000 for due diligence services in connection with the Initial Acquisition. CTC Aero also has had a consulting relationship with an affiliate of Pequot. CTC Aero earned a fee of approximately $127,500 in connection with the closing of the private placement described below, payable by Pequot Private Equity Fund III, L.P. and Pequot Offshore Private Equity Partners III, L.P., the purchasers of the senior subordinated secured convertible notes issued in such private placement.

On December 30, 2005, the Company entered into an amendment to the consulting agreement with Mr. Toffales and CTC Aero to extend its term for three years to December 30, 2008, to increase the monthly consulting fee from $15,000 to $21,000 per month and to make all future acquisition success fees, if any, payable in unregistered shares of Common Stock in an amount equal to between 5% and 1% of the total purchase price paid by the Company for the acquisition, which percentage decreases based upon the total acquisition purchase price, and valued at the same per share purchase price as agreed upon in the applicable acquisition. The success fee shall not be less than $150,000. The Company also will pay an additional amount in cash equal to 35% of the success fee.

On December 30, 2005, pursuant to that certain stock purchase agreement dated December 30, 2005 between us and Mr. Looney, we purchased 70% of the outstanding capital stock of Optex from Mr. Looney in consideration for an initial cash payment of $14.0 million and an additional $64,200 which was paid in July 2006 after completion of Optex’s 2005 audit. Mr. Looney also has the potential to receive up to an additional $4.0 million in a cash earnout based upon the percentage of net cash flow generated from the Optex business for fiscal 2006 and each of the subsequent two fiscal years. We also entered into the buyer option agreement with Mr. Looney, whereby we agreed to purchase the remaining 30% of the issued and outstanding capital stock of Optex from Mr. Looney if certain conditions were met, including the approval by our stockholders of the issuance to Mr. Looney of 2,692,307 shares of our common stock as consideration for the exercise of the buyer option. The issuance of these shares was approved by our stockholders at the Annual Meeting of Stockholders in June 2006. In connection with the transaction in December 2005, Mr. Looney became an officer of the Company and remains an officer and director of Optex. Mr. Looney’s spouse was an officer and director of Optex until the consummation of the Initial Acquisition in December 2005, and remains employed by Optex.

In December 2005, we also entered into a two-year employment agreement with Mr. Looney pursuant to which he became one of our vice presidents. Under this employment agreement, Mr. Looney receives an annual base salary of $180,000 and is eligible to participate in our incentive stock option programs made available to our executive officers for which Mr. Looney qualifies. In the event of Mr. Looney’s termination of employment (i) by us without cause, (ii) by Mr. Looney for good reason or (iii) without cause within six months in conjunction with or within six months following a change in control, we will continue to pay Mr. Looney his base salary through January 3, 2008. Mr. Looney also serves as the president and a director of Optex.

On December 29, 2006, we entered into amendments with Mr. Looney to the stock purchase agreement, the buyer option agreement and the escrow agreement between us and Mr. Looney dated December 30, 2005, in connection with our exercise of the buyer option and purchase of the remaining 30% of the issued and outstanding common stock of Optex Systems, Inc. from Mr. Looney. The amendments eliminated a block trade guarantee contained in the original buyer option agreement and shortened the indemnification escrow period relating to the acquisition of Optex by 6 months. Simultaneously with the execution of the amendments, we issued 2,692,307 shares of common stock to Mr. Looney in consideration for the remaining 30% of the issued and outstanding common stock of Optex, and Optex is now our wholly-owned subsidiary.

In consideration for the amendments, we issued an unsecured subordinated promissory note to Mr. Looney in the principal amount of $400,000, bearing interest at a rate of 11% per annum. The principal and accrued interest under this note shall be due and payable in full to Mr. Looney on the earlier of December 29, 2007 and the date the debt owed to our senior lenders is indefeasibly paid in full, unless earlier accelerated at Mr. Looney’s election upon certain events of default.

On January 17, 2007, we and Timothy Looney entered into a second amendment (the “Amendment”) to the Stock Purchase Agreement between us dated December 30, 2005 and previously amended on December 29, 2006. The original Stock Purchase Agreement was entered into in connection with the Company’s acquisition of the issued and outstanding common stock of Optex Systems, Inc. (“Optex”) from Mr. Looney. The Amendment amends the earnout provisions of the Stock Purchase Agreement by extending the earnout period from December 2008 to December 2009 and reducing the aggregate maximum earnout from $4.0 million to $3.9 million. The Amendment was entered into in consideration for a secured subordinated revolving promissory note (the “Note”) issued on January 17, 2007 by Optex to TWL Group, LP, a limited partnership owned by Mr. Looney, pursuant to which TWL Group may make advances from time to time to Optex of up to $2 million. The Note bears interest at 10% per annum and matures on the earlier of (i) February 27, 2009 and (ii) 60 days after the date the Company’s senior debt is paid in full or refinanced, unless earlier accelerated at TWL Group’s election upon certain events of default. So long as any indebtedness is outstanding under the Note, Optex generally will not be able to make any loan or advance, transfer any assets or otherwise make any payment to the Company, other than dividends, distributions, loans, advances, transfers or other payments in an aggregate amount not to exceed $2,250,000 per annum. Optex’s obligations under the Note are secured by a subordinated lien on all or substantially all of Optex’s assets, pursuant to a subordinated security agreement in favor of TWL Group, which is subordinated to the Company’s senior lenders. Mr. Looney is a Vice President of the Company, the President and a director of Optex, and a greater than 10% stockholder of the Company.

On December 30, 2005, we issued subordinated secured convertible notes in the original aggregate principal amount of $10.0 million and four-year warrants to purchase up to an aggregate of 1,346,154 shares of our common stock to Pequot in a private placement pursuant to that certain securities purchase agreement dated as of December 30, 2005 between us and Pequot in order to finance the acquisition of the outstanding capital stock of Optex. The notes were issued in two series, both of which bear interest at 3.5% per annum, which rate is subject to potential reduction over time. The Series 1 notes, with an aggregate face amount of $7,445,493, mature on December 30, 2009, and the Series 2 notes, with an aggregate face amount of $2,554,507, initially were set to mature on December 30, 2007, which maturity date has been extended to December 30, 2009 as described below. The Pequot warrants also were issued in two series, both of which are fully exercisable on or prior to December 30, 2009. The principal and interest under the notes initially was convertible into shares of common stock at an initial conversion price per share of $2.60 and the warrants initially were exercisable for shares of common stock at an initial exercise price per share of $3.10, in each case, subject to adjustment for stock splits, stock dividends, recapitalizations and the like and for certain price dilutive issuances. Subject to certain conditions and limitations, the principal and interest under the notes also may be repaid with shares of common stock. Interest payments are determined by dividing the aggregate amount of interest payable by a price, as of the applicable interest payment date, determined by multiplying 93% by the arithmetic average of the volume weighted average price of our common stock for each of the 20 consecutive trading days prior to the applicable payment date.

CTC Aero, LCC, of which one of our directors, Chris Toffales, is sole owner, earned a cash fee of approximately $127,500 in connection with the closing of the December 2005 private placement with Pequot described above, which was paid by Pequot.

On December 29, 2006, we entered into a Term Loan and Security Agreement with Longview Fund, LP and Alpha Capital Anstalt, pursuant to which we borrowed $8.25 million pursuant to a non-convertible term loan, of which approximately $5.9 million was used to pay in full our obligations to our senior lender, Square 1 Bank. The Loan Agreement provides that we shall make quarterly interest payments during the term of the term loan, which interest shall accrue at a rate of 11% per annum. At our election, we may pay interest under the term loan in shares of our common stock valued at 80% of the average of the three lower closing bid prices of the common stock for the twenty trading days ending on the trading day preceding the relevant interest payment date, provided that we have obtained approval of our stockholders, if necessary to do so, and there is no event of default.

In connection with the term loan, and pursuant to a Subscription Agreement and a Registration Rights Agreement entered into on December 29, 2006 among us, Longview and Alpha Capital, we issued five-year warrants to the Longview and Alpha Capital to purchase up to an aggregate of 3,000,000 shares of common stock at an exercise price of $1.30 per share, subject to adjustment for stock splits, stock dividends, recapitalizations and the like. The exercise price, but not the number of shares issuable, under these warrants also is subject to adjustment in the event of a dilutive issuance. At our election, we may pay certain applicable liquidated damages under these warrants or the Registration Rights Agreement in shares of common stock to the extent that issuance of common stock does not exceed, absent stockholder approval, 945,507 shares when aggregated with any interest payments made in shares of common stock under the Loan Agreement. We have granted registration rights with respect to the shares of common stock issuable to Longview and Alpha Capital. We also have grant ed Longview and Alpha Capital a right of first offer on certain future issuances of securities by us.

Concurrently with the closing of the term loan, pursuant to an Assignment Agreement and Addendum entered into on December 29, 2006, Longview and Alpha Capital also purchased from Pequot all of their Series 1 and Series 2 notes in the original principal amount of $10 million, which had originally been issued by us in a private placement in December 2005.

As a result of the issuance of the warrants to Longview and Alpha Capital, the conversion price of the Series 1 and Series 2 notes was automatically reduced to $1.30 per share pursuant to the anti-dilution provisions in the notes. At such conversion price, the principal amount of the notes is presently convertible into 7,692,308 shares of common stock. The notes bear interest at 3.5% per annum, subject to potential reduction over time, and currently mature on December 30, 2009. Principal and interest under the notes is convertible into shares of common stock at a conversion price per share of $1.30, subject to adjustment for stock splits, stock dividends, recapitalizations and the like and for certain price dilutive issuances. Subject to certain conditions and limitations, the principal and interest under the notes also may be repaid with shares of common stock. In June 2006, our stockholders approved the conversion of the notes into an aggregate number of shares of common stock exceeding 19.99% of our outstanding common stock. We have granted registration rights with respect to the shares of common stock issuable upon repayment, conversion or exercise of the notes.

In connection with the assignment, Longview and Alpha Capital have agreed to waive the prior events of default previously alleged by Pequot under the notes, have agreed to extend the maturity date of the Series 2 notes from the original date of December 30, 2007 to December 30, 2009 (the same maturity date as the Series 1 notes) in accordance with the terms of the Series 2 notes, and have agreed to be subject to a blocker that would prevent each of Longview’s and Alpha Capital’s stock ownership at any given time from exceeding 4.99% of our outstanding common stock (which percentage may increase but never above 9.99%).

On December 28, 2006, prior to the assignment, we entered into a Letter Agreement with Pequot whereby Pequot Private Equity Fund III, L.P. waived its rights under that certain Side Letter dated December 30, 2005 to designate a director to serve on our Board of Directors. In addition, Pequot agreed to be subject to a blocker that would prevent their stock ownership at any given time from exceeding 9.9% of our outstanding common stock. In consideration for the Letter Agreement, we paid Pequot $25,000.

In connection with the assignment, on December 29, 2006, we entered into a Settlement Agreement and Mutual Release with Pequot to resolve all disputes regarding alleged events of default and certain other matters under the notes when they were held by Pequot, and to mutually release each other and related persons for claims and losses arising from actions taken prior to the assignment, including claims relating to the notes, any issuance of securities and any agreements or transactions between us and Pequot. The settlement also includes a mutual covenant not to sue for events prior to the assignment, and certain indemnification for events prior to the assignment. In consideration of the settlement, we agreed to pay Pequot a settlement payment of $1.25 million, accrued and unpaid interest of $539,446.87 on the notes from September 30, 2006 through December 29, 2006, and $230,000 as reimbursement for attorneys fees and expenses.

As previously disclosed, in a private placement in December 2005, we had issued to Pequot four-year warrants to purchase an aggregate of 1,346,154 shares of our common stock at an initial exercise price of $3.10 per share. As a result of the issuance of the warrants to the Longview and Alpha Capital, the exercise price of the Pequot warrants was automatically reduced to $1.30 per share and the number of shares issuable upon exercise of the Pequot warrants was automatically increased to an aggregate of 3,210,059 shares, pursuant to the anti-dilution provisions of the Pequot warrants. In connection with the settlement, Pequot exercised a portion of the Pequot warrants and purchased 1,346,154 shares of our common stock from us on December 29, 2006. In connection with the settlement, Pequot also has agreed to a mandatory exercise of the Pequot warrants for an additional 902,267 shares for cash no later than March 14, 2007, provided that certain conditions are met, including that the shares can be resold under an effective registration statement and that the average daily volume-weighted average price of our common stock has, for any seven consecutive trading days following and during the effective resale registration of such shares exceeded 110% of the exercise price. In the event that the specified conditions have not been met by March 14, 2007, then Pequot will not be required to complete the mandatory exercise, but may exercise the remaining Pequot warrants in accordance with their terms, including on a “cashless exercise” basis.

The interest described above will be payable on the earliest of (i) the mandatory exercise as an offset to the aggregate exercise price therefor, (ii) the exercise after March 14, 2007 by Pequot of the Pequot warrants to purchase an aggregate of 902,267 shares as an offset to the aggregate exercise price therefor, (iii) such earlier date in cash at our election, or (iv) May 31, 2007 in cash. If such Pequot warrants are exercised on a cashless basis, we may pay a proportional amount of the interest in shares in the manner provided in the notes, subject to certain conditions. As provided in the notes, the number of shares issuable as payment for interest is determined by dividing the amount of the interest by 93% of the arithmetic average of the volume-weighted average price of our common stock for each of the 20 consecutive trading days prior to the exercise date. If we do not pay Pequot the interest described above in full by March 14, 2007, we must pay Pequot interest at a rate of 18% per annum on the amount of unpaid interest for the period from March 14, 2007 until paid in full.

The attorneys fees reimbursement described above will be payable (i) by an offset from the exercise price in connection with the mandatory exercise, or (ii) on March 14, 2007 in the event the mandatory exercise has not been completed by such date. If we do not pay Pequot the attorneys fees reimbursement described above in full on March 14, 2007, we must pay Pequot interest at a rate of 18% per annum on the amount of unpaid attorneys fees reimbursement for the period from March 14, 2007 until paid in full.

The Settlement Agreement provides that, upon the assignment, we and Pequot will not have any further rights, obligations or liabilities to each other under the notes, the security agreements or the guaranty that were assigned to Longview and Alpha Capital and, upon the full exercise of the Pequot warrants, we and Pequot will not have any further rights, obligations or liabilities to each other under the Securities Purchase Agreement dated December 30, 2005, as amended, except for certain indemnification rights, registration rights and certain other covenants applicable to the Pequot warrants. Upon completion of the assignment, the Securities Purchase Agreement (other than the surviving provisions described above) and the Side Letter were terminated. In addition, we and Pequot waived any existing defaults, breaches or noncompliance of each other under any of the original agreements and other instruments entered into in connection with the December 2005 private placement.

We believe Longview and Alpha Capital are not related parties, but the transactions with them are described above for the sole purpose of providing context for the transactions with Pequot.

Since the beginning of fiscal 2006, there was no other transaction or series of similar transactions to which the Company was or is a party in which the amount involved exceeded or exceeds $60,000 and in which any director, executive officer, beneficial owner of more than 5% of any class of the Company’s voting securities, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest. It is anticipated that any future transactions between the Company and its officers, directors, principal stockholders and affiliates will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties and that such transaction will be reviewed and approved by the Company’s Audit Committee and a majority of the independent and disinterested members of the Board.

Item 14. Principal Accountant Fees and Services

Audit and Other Fees

Audit Fees: Grant Thornton LLP, the Company’s independent auditors, billed the Company an aggregate of $1,135,500 for professional services rendered for the audit of the Company’s financial statements for fiscal 2006, for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for the quarterly periods in fiscal 2006 and for consents issued in connection with the Company’s registration statements on Form S-3 in fiscal 2006. Grant Thornton LLP billed the Company an aggregate of $422,100 for such comparable professional services rendered for the fiscal year ended October 2, 2005 (“fiscal 2005”).

Audit-Related Fees: In fiscal 2006, Grant Thornton LLP billed the Company an aggregate of $53,400 for due diligence services related to the Optex acquisition. In fiscal 2005, Grant Thornton LLP billed the Company an aggregate of $38,500 for fees in connection with discussions related to the Company’s review in the context of the Sarbanes-Oxley Act.

Tax Fees: The Company did not engage Grant Thornton LLP to provide advice or assistance in tax compliance/preparation and other tax services for either fiscal 2006 or fiscal 2005.

All Other Fees: The Company did not engage Grant Thornton LLP to provide any other services for either fiscal 2006 or fiscal 2005.

Except for the fees for services described under “Audit Fees” and “Audit-Related Fees” above, the Company did not pay Grant Thornton LLP any other fees or engage Grant Thornton LLP for any other services during fiscal 2006 and fiscal 2005.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has adopted a policy for the pre-approval of services provided by the independent auditors. Under this policy, pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. In addition, the Audit Committee may also pre-approve particular services on a case-by-case basis. For each proposed service, the independent auditor is required to provide detailed back-up documentation at the time of approval. The Audit Committee may delegate pre-approval authority to one or more of its members. Such a member must report any decisions to the Audit Committee at the next scheduled meeting.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	(1) Financial Statements

See Index to Consolidated Financial Statements on page F-1

(2)	Financial Statement Schedules:

Schedule II, Valuation and Qualifying Accounts, is filed as part of this Form 10-K on page F-38. All other schedules have been omitted because they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits

The following is a list of the exhibits encompassed in this Annual Report on Form 10-K:

Exhibit Number	Exhibit Description
2.1	Stock Purchase Agreement dated December 30, 2005 by and among the Company, Timothy Looney and Optex Systems, Inc. (1)

2.2	Buyer Option Agreement dated December 30, 2005 by and between the Company and Timothy Looney (2)

2.3	Amendment to Stock Purchase Agreement dated December 29, 2006 by and among the Company, Timothy Looney and the Company’s subsidiary Optex Systems, Inc. (43)

2.4	Amendment to Buyer Option Agreement dated December 29, 2006 by and between the Company and Timothy Looney. (44)

2.5	Second Amendment to Stock Purchase Agreement dated January 17, 2007 by and among the Company, Timothy Looney and the Company’s subsidiary Optex Systems, Inc.

3.1	Certificate of Incorporation of the Registrant, as amended and currently in effect (3)

3.2	By-laws, as amended and currently in effect (4)

10.1*	1999 Stock Option Plan (5)

10.2*	2000 Non-Qualified Stock Option Plan (6)

10.3*	2001 Stock Option Plan (7)

10.4*	2001 Non-Qualified Stock Option Plan (8)

10.5*	2001 Compensation Plan, as amended December 13, 2001 (9)

10.6*	2003 Stock Incentive Plan as amended March 1, 2005 (10)

10.7*	Deferred Compensation Plan (11)

10.8*	2006 Omnibus Incentive Plan (12)

10.9	Loan and Security Agreement dated December 30, 2005 by and between the Company and Square 1 Bank (13)

10.10	Consulting Agreement by and among the Company, CTC Aero, LLC and Chris Toffales, as amended and restated December 30, 2005 (14)

10.11	Employment Agreement dated December 30, 2005 between the Company and Timothy Looney (15)

10.12	Non-Competition Agreement dated December 30, 2005 between the Company and Timothy Looney (16)

10.13	Registration Rights Agreement dated December 30, 2005 between the Company and Timothy Looney (17)

10.14	Securities Purchase Agreement dated December 30, 2005 by and among the Company and the Purchasers listed on the signature pages thereto (18)

10.15	Form of Series 1 Senior Subordinated Secured Convertible Note and schedule of omitted material details thereto (19)

10.16	Form of Series 2 Senior Subordinated Secured Convertible Note and schedule of omitted material details thereto (20)

10.17	Form of Series 1 Warrant to Purchase Common Stock and schedule of omitted material details thereto (21)

10.18	Form of Series 2 Warrant to Purchase Common Stock and schedule of omitted material details thereto (22)

10.19*	Employment Offer Letter effective as of November 14, 2005 between the Company and Dr. Joseph Carleone (23)

10.20	Form of Letter Agreement dated December 30, 2005 between the Company and each of its directors and officers, and schedule of omitted material details thereto (24)

10.21	Form of Letter Agreement dated December 30, 2005 between the Company and Pequot Private Equity Fund III, L.P. (25)

10.22	Security Agreement dated December 30, 2005 between the Company and the Purchasers listed on the signature pages thereto (26)

10.23	Subsidiary Security Agreement dated December 30, 2005 between the Company’s subsidiary Optex Systems, Inc. and the Purchasers listed on the signature pages thereto (27)

10.24	Subsidiary Guaranty dated December 30, 2005 between the Company’s subsidiary Optex Systems, Inc. and the Purchasers listed on the signature pages thereto (28)

10.25	Intellectual Property Security Agreement dated December 30, 2005 between the Company and Square 1 Bank (29)

10.26	Intellectual Property Security Agreement dated December 30, 2005 between the Company’s subsidiary Optex Systems, Inc. and Square 1 Bank (30)

10.27	Unconditional Guaranty dated December 30, 2005 between the Company’s subsidiary Optex Systems, Inc. and Square 1 Bank (31)

10.28	Third Party Security Agreement dated December 30, 2005 between the Company’s subsidiary Optex Systems, Inc. and Square 1 Bank (32)

10.29	Subordination Agreement dated December 30, 2005 by and among the Company, Square 1 Bank, Pequot Private Equity Fund III, L.P. and Pequot Offshore Private Equity Partners III, L.P. (33)

10.30	Amendment to Loan and Security Agreement dated March 30, 2006 by and between the Company and Square 1 Bank. (34)

10.31	Amendment to Securities Purchase Agreement dated March 31, 2006 by and between the Company and Pequot Private Equity Fund III, L.P. and Pequot Offshore Private Equity Partners III, L.P. (35)

10.32	Subscription Agreement dated as of March 27, 2003 by and between the Registrant and Securities Trust Company TTEE Irvine Sensors Corporation Cash or Deferred & Stock Bonus Plan Ret. Plan FBO: John Carson (36)

10.33	Warrant dated as of March 27, 2003 issued to the Securities Trust Company TTEE Irvine Sensors Corporation Cash or Deferred & Stock Bonus Plan Ret. Plan FBO: John Carson (37)

10.34	Subscription Agreement dated as of April 29, 2003 by and between the Registrant and Securities Trust Company TTEE Irvine Sensors Corporation Cash or Deferred & Stock Bonus Plan Ret. Plan FBO: John Carson (38)

10.35	Form of Indemnification Agreement between the Registrant and its directors and officers (39)

10.36	Lease Agreement for premises at 3001 Red Hill Avenue, Bldg. 3, Costa Mesa, California, effective October 1, 2003 (40)

10.37	Lease Agreement for premises at 3001 Red Hill Avenue, Bldg. 4, Suite 200, Costa Mesa, California, effective October 1, 2003 (41)

10.38	Lease Agreement for premises at 3001 Red Hill Avenue, Bldg. 4, Suite 109, Costa Mesa, California, effective October 1, 2003 (42)

10.39	Government Contract FA8650-06-C-7626, dated May 9, 2006

10.40	Amendment to Escrow Agreement dated December 29, 2006 by and among the Company, Optex and Wells Fargo Bank, N.A. (45)

10.41	Term Loan and Security Agreement dated December 29, 2006 by and between the Company and the Investors listed on the signature pages thereto. (46)

10.42	Term Note dated December 29, 2006 issued by the Company to Longview Fund, LP. (47)

10.43	Term Note dated December 29, 2006 issued by the Company to Alpha Capital Anstalt. (48)

10.44	Intellectual Property Security Agreement dated December 29, 2006 between the Company and the Investors. (49)

10.45	Intellectual Property Security Agreement dated December 29, 2006 between the Company’s subsidiary Optex Systems, Inc. and the Investors. (50)

10.46	Unconditional Guaranty dated December 29, 2006 between the Company’s subsidiary Optex Systems, Inc. and the Investors. (51)

10.47	Third Party Security Agreement dated December 29, 2006 between the Company’s subsidiary Optex Systems, Inc. and the Investors. (52)

10.48	Subscription Agreement dated December 29, 2006 by and among the Company and the Investors listed on the signature pages thereto. (53)

10.49	Registration Rights Agreement dated December 29, 2006 by and among the Company and the Investors listed on the signature pages thereto. (54)

10.50	Class A Warrant to Purchase Common Stock dated December 29, 2006 issued by the Company to Longview Fund, LP. (55)

10.51	Class A Warrant to Purchase Common Stock dated December 29, 2006 issued by the Company to Alpha Capital Anstalt. (56)

10.52	Unsecured Subordinated Promissory Note dated December 29, 2006 issued by the Company to Timothy Looney. (57)

10.53	Assignment, dated December 29, 2006, of Series 1 and Series 2 Senior Subordinated Secured Convertible Notes dated December 30, 2005 between the Company and the Investors (the “Assignment Agreement”). (58)

10.54	Addendum to Assignment Agreement, dated December 29, 2006, between Pequot and the Investors. (59)

10.55	Settlement Agreement and Mutual Release dated December 29, 2006 between the Company and Pequot. (60)

10.56	Letter Agreement dated December 28, 2006 between the Company and Pequot. (61)

10.57	Secured Subordinated Revolving Promissory Note dated January 17, 2007 issued by the Company’s subsidiary Optex Systems, Inc. to TWL Group, LP.

10.58	Subordinated Security Agreement dated January 17, 2007 between TWL Group, LP and the Company’s subsidiary Optex Systems, Inc.

21.1	Subsidiaries of the Registrant

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith) .

(1)	Incorporated by reference to Exhibit 2.1 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.
(2)	Incorporated by reference to Exhibit 2.2 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.
(3)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003.
(4)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.
(5)	Incorporated by reference to Exhibit 10.10 filed with the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-88385), filed October 20, 1999.
(6)	Incorporated by reference to Exhibit 10.5 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2002.
(7)	Incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement for the March 7, 2001 Annual Meeting of Stockholders, filed February 9, 2001.
(8)	Incorporated by reference to Exhibit 99 filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-102284), filed December 31, 2002.
(9)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-76756), filed January 15, 2002.
(10)	Incorporated by reference to Exhibit 99 filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-124868), filed May 12, 2005.
(11)	Incorporated by reference to Exhibit 10.9 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 2004.
(12)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed July 5, 2006.
(13)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.
(14)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.
(15)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.
(16)	Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.
(17)	Incorporated by reference to Exhibit 10.5 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.
(18)	Incorporated by reference to Exhibit 10.6 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.
(19)	Incorporated by reference to Exhibit 10.7 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.
(20)	Incorporated by reference to Exhibit 10.8 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.
(21)	Incorporated by reference to Exhibit 10.9 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.
(22)	Incorporated by reference to Exhibit 10.10 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.
(23)	Incorporated by reference to Exhibit 10.11 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2006.
(24)	Incorporated by reference to Exhibit 10.12 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2006.
(25)	Incorporated by reference to Exhibit 10.13 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2006.
(26)	Incorporated by reference to Exhibit 10.14 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2006.
(27)	Incorporated by reference to Exhibit 10.15 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2006.
(28)	Incorporated by reference to Exhibit 10.16 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2006.
(29)	Incorporated by reference to Exhibit 10.17 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2006.
(30)	Incorporated by reference to Exhibit 10.18 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2006.

(31)	Incorporated by reference to Exhibit 10.19 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2006.
(32)	Incorporated by reference to Exhibit 10.20 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2006.
(33)	Incorporated by reference to Exhibit 10.21 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2006.
(34)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on April 4, 2006.
(35)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on April 4, 2006.
(36)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2003.
(37)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2003.
(38)	Incorporated by reference to Exhibit 4.4 filed with the Registrant’s Registration Statement on Form S-3 (File No. 333-105064), filed May 7, 2003.
(39)	Incorporated by reference to Exhibit 10.9 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2000.
(40)	Incorporated by reference to Exhibit 10.18 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003.
(41)	Incorporated by reference to Exhibit 10.19 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003.
(42)	Incorporated by reference to Exhibit 10.20 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003.
(43)	Incorporated by reference to Exhibit 2.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.
(44)	Incorporated by reference to Exhibit 2.2 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.
(45)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.
(46)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.
(47)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.
(48)	Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.
(49)	Incorporated by reference to Exhibit 10.5 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.
(50)	Incorporated by reference to Exhibit 10.6 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.
(51)	Incorporated by reference to Exhibit 10.7 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.
(52)	Incorporated by reference to Exhibit 10.8 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.
(53)	Incorporated by reference to Exhibit 10.9 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.
(54)	Incorporated by reference to Exhibit 10.10 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.
(55)	Incorporated by reference to Exhibit 10.11 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.
(56)	Incorporated by reference to Exhibit 10.12 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.
(57)	Incorporated by reference to Exhibit 10.13 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.
(58)	Incorporated by reference to Exhibit 10.14 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.
(59)	Incorporated by reference to Exhibit 10.15 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.
(60)	Incorporated by reference to Exhibit 10.16 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.
(61)	Incorporated by reference to Exhibit 10.17 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.
*	Denotes management contract or compensatory plan or arrangement

(b)	Exhibits

The exhibits filed as part of this report are listed in Item 15(a)(3) of this Form 10-K.

(c)	Financial Statement Schedules

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
Dated: January 31, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ John C. Carson	/s/ John J. Stuart, Jr.
John C. Carson	John J. Stuart, Jr.
Chief Executive Officer, President and Director (Principal Executive Officer) Dated: January 31, 2007	Chief Financial Officer and Secretary (Principal Financial and Chief Accounting Officer) Dated: January 31, 2007

/s/ Mel R. Brashears	/s/ Marc Dumont
Mel R. Brashears, Chairman of the Board	Marc Dumont, Director
Dated: January 31, 2007	Dated: January 31, 2007

/s/ Thomas M. Kelly	/s/ Clifford Pike
Thomas M. Kelly, Director	Clifford Pike, Director
Dated: January 31, 2007	Dated: January 31, 2007

/s/ Frank Ragano	/s/ Robert G. Richards
Frank Ragano, Director	Robert G. Richards, Director
Dated: January 31, 2007	Dated: January 31, 2007

/s/ Chris Toffales
Chris Toffales, Director
Dated: January 31, 2007

IRVINE SENSORS CORPORATION

Irvine Sensors Corporation

Consolidated Balance Sheets

	October 1, 2006	October 2, 2005
Assets
Current assets:
Cash and cash equivalents	$582,800	$1,309,600
Restricted cash	42,800	41,200
Accounts receivable, net of allowance for doubtful accounts of $131,000 and $70,000, respectively	4,102,100	1,190,000
Unbilled revenues on uncompleted contracts	1,908,500	1,968,800
Inventory, net	6,735,100	1,164,300
Other current assets	120,900	82,500

Total current assets	13,492,200	5,756,400
Property and equipment, net	5,537,900	4,415,400
Intangible assets, net	2,948,800	1,390,300
Goodwill	9,103,600	—
Deferred costs	295,500	9,300
Deposits	117,800	81,800

Total assets	$31,495,800	$11,653,200

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,269,700	$1,746,000
Accrued expenses	1,806,000	1,049,700
Success fee payable to related party	500,000	—
Accrued estimated loss on contracts	68,300	26,200
Advance billings on uncompleted contracts	181,600	97,700
Deferred revenue	144,100	—
Settlement fee payable	1,250,000	—
Income taxes payable	205,800	—
Net deferred tax liabilities	485,800	—
Capital lease obligations – current portion	70,000	148,500

Total current liabilities	9,981,300	3,068,100
Notes payable – convertible and term, net of discounts	15,030,400	—
Capital lease obligations, less current portion	49,100	81,000
Minority interest in consolidated subsidiaries	2,105,100	409,900

Total liabilities	27,165,900	3,559,000

Stockholders’ equity:
Common stock, $0.01 par value, 80,000,000 shares authorized; 19,965,900 and 18,669,700 shares issued and outstanding, respectively	199,700	186,700
Common stock warrants; 2,227,100 and 1,233,900 warrants outstanding, respectively	—	—
Common stock held by Rabbi Trust	(939,000)	(702,000)
Deferred compensation liability	939,000	702,000
Paid-in capital	124,535,800	119,831,100
Accumulated deficit	(120,405,600)	(111,923,600)

Total stockholders’ equity	4,329,900	8,094,200

	$31,495,800	$11,653,200

See Accompanying Notes to Consolidated Financial Statements

Irvine Sensors Corporation

Consolidated Statements of Operations

	Fiscal Year Ended
	October 1, 2006	October 2, 2005	October 3, 2004
Revenues:
Contract research and development revenue	$16,503,700	$20,664,300	$11,879,700
Product sales	14,263,200	2,287,700	1,724,300
Other revenue	58,800	97,000	82,700

Total revenues	30,825,700	23,049,000	13,686,700

Cost and expenses:
Cost of contract research and development revenue	13,588,500	15,310,100	7,785,900
Cost of product sales	12,830,800	1,944,100	1,744,000
General and administrative expense	9,737,000	6,447,000	5,989,600
Research and development expense	353,700	829,500	2,069,300

Total costs and expenses	36,510,000	24,530,700	17,588,800

Loss from operations	(5,684,300)	(1,481,700)	(3,902,100)
Interest expense	(1,226,000)	(43,000)	(82,800)
Settlement fee on debt default	(1,250,000)	—	—
Other expense	(317,800)	(94,800)	—
Gain (loss) on disposal and impairment of assets	1,100	(5,800)	(29,700)
Interest and other income	26,400	13,100	3,900

Loss from continuing operations before minority interest and provision for income taxes	(8,450,600)	(1,612,200)	(4,010,700)
Minority interest in loss of subsidiaries	2,700	9,100	12,500
Provision for income taxes	(34,100)	(16,100)	(19,100)

Loss from continuing operations	(8,482,000)	(1,619,200)	(4,017,300)
Discontinued operations:
Loss from operations of discontinued subsidiary	—	(55,400)	(149,600)
Loss on abandonment of assets	—	(121,900)	—

Loss from discontinued operations	—	(177,300)	(149,600)

Net loss	$(8,482,000)	$(1,796,500)	$(4,166,900)

Basic and diluted net loss per share information:
From continuing operations	$(0.43)	$(0.09)	$(0.25)
From discontinued operations	(0.00)	(0.01)	(0.01)

Basic and diluted net loss per common share	$(0.43)	$(0.10)	$(0.26)

Weighted average number of shares outstanding	19,595,800	18,392,500	15,799,200

See Accompanying Notes to Consolidated Financial Statements

Irvine Sensors Corporation

Consolidated Statement of Stockholders’ Equity

	Common Stock Shares Issued		Common Stock Warrants Issued	Preferred Stock Shares Issued		Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Number	Amount	Number	Number	Amount
Balance at September 28, 2003	12,947,700	$129,500	2,065,600	2,100	$—	$110,315,500	$(105,960,200)	$4,484,800

Sale of common stock and common stock units	2,244,300	22,400	—	—	—	4,151,600	—	4,174,000
Conversion of preferred stock to common stock	166,700	1,700	—	(2,100)	—	(1,700)	—	—
Common stock issued to employee retirement plans	632,300	6,300	—	—	—	950,700	—	957,000
Common stock issued to pay operating expenses	9,000	100	—	—	—	20,700	—	20,800
Common stock options exercised	653,500	6,600	—	—	—	740,400	—	747,000
Common stock warrants exercised	1,152,800	11,500	(1,152,800)	—	—	2,107,900	—	2,119,400
Common stock warrants issued	—	—	623,300	—	—	—	—	—
Common stock warrants expired	—	—	(28,000)	—	—	—	—	—
Net loss	—	—	—	—	—	—	(4,166,900)	(4,166,900)

Balance at October 3, 2004	17,806,300	178,100	1,508,100	—	—	118,285,100	(110,127,100)	8,336,100

Common stock issued to employee retirement plans	513,700	5,100	—	—	—	1,141,800	—	1,146,900
Common stock issued to pay operating expenses	1,400	—	—	—	—	2,900	—	2,900
Common stock options exercised	128,900	1,300	—	—	—	184,100	—	185,400
Common stock warrants exercised	219,400	2,200	(219,400)	—	—	217,200	—	219,400
Common stock warrants expired	—	—	(54,800)	—	—	—	—	—
Net loss	—	—	—	—	—	—	(1,796,500)	(1,796,500)

Balance at October 2, 2005	18,669,700	186,700	1,233,900	—	—	119,831,100	(111,923,600)	8,094,200

Common stock issued to employee retirement plans	605,600	6,100	—	—	—	1,430,900	—	1,437,000
Common stock issued to pay operating expenses	41,300	400	—	—	—	97,300	—	97,700
Common stock issued to pay interest	77,000	800	—	—	—	174,200	—	175,000
Common stock options exercised	328,900	3,300	—	—	—	626,200	—	629,500
Common stock warrants exercised	213,900	2,100	(213,900)	—	—	329,500	—	331,600
Common stock warrants issued	—	—	1,346,100	—	—	1,638,100	—	1,638,100
Common stock warrants expired	—	—	(139,000)	—	—	—	—	—
Stock based compensation expense	29,500	300	—	—	—	408,500	—	408,800
Net loss	—	—	—	—	—	—	(8,482,000)	(8,482,000)

Balance at October 1, 2006	19,965,900	$199,700	2,227,100	—	$—	$124,535,800	$(120,405,600)	$4,329,900

See Accompanying Notes to Consolidated Financial Statements

Irvine Sensors Corporation

Consolidated Statements of Cash Flows

	Fiscal Year Ended
	October 1, 2006		October 2, 2005		October 3, 2004
Cash flows from operating activities:
Net loss		$(8,482,000)		$(1,796,500)		$(4,166,900)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	$2,863,600		$1,735,000		$1,537,600
Provision for inventory write-downs	809,200		—		43,000
Deferred income taxes	(208,000)		—		—
Non-cash interest expense	409,600		—		—
Change in fair value of derivative instrument	317,800		—		—
(Gain) loss on disposal and impairment of assets	(1,100)		5,800		29,700
Non-cash employee retirement plan contributions	1,437,000		1,120,000		983,800
Minority interest in net loss of subsidiaries	(2,700)		(9,100)		(12,500)
Common stock issued to pay operating expenses	97,700		2,900		20,800
Non-cash stock based compensation	408,800		—		—
Non-cash transfer of fixed assets to contract expense	—		108,500		—
(Increase) decrease in accounts receivable	(720,100)		84,900		(985,500)
(Increase) decrease in unbilled revenues on uncompleted contracts	60,300		(1,038,200)		(332,500)
Increase in inventory	(1,254,100)		(239,900)		(227,700)
Decrease (increase) in other current assets	36,000		51,000		(86,300)
Increase in other assets	(6,500)		(1,700)		(2,000)
Increase (decrease) in accounts payable and accrued expenses	2,627,000		685,100		(157,600)
Settlement fee payable for debt refinancing	1,250,000		—		—
Increase (decrease) in accrued estimated loss on contracts	42,100		(8,400)		(323,900)
Increase (decrease) in advance billings on uncompleted contracts	83,900		63,900		(403,200)
Increase (decrease) in deferred revenue	144,100		—		(251,700)
Increase in income taxes payable	205,800		—		—
Decrease in net assets of discontinued operations	—		60,000		143,800

Total adjustments		8,600,400		2,619,800		(24,200)

Net cash provided by (used in) operating activities		118,400		823,300		(4,191,100)
Cash flows from investing activities:
Acquisition of 70% of Optex Systems, Inc.	(15,040,000)		—		—
Property and equipment expenditures	(2,218,800)		(1,848,600)		(1,757,800)
Proceeds from sale of fixed assets	6,700		1,000		—
Acquisition of patents	(183,200)		(119,400)		(146,800)
Increase (decrease) in restricted cash	(1,600)		2,300		10,700
Loss from disposal of discontinued operations	—		121,900		—

Net cash used in investing activities		(17,436,900)		(1,842,800)		(1,893,900)
Cash flows from financing activities:
Proceeds from issuance of convertible debt	10,000,000		—		—
Proceeds from bank term loan and line of credit	6,900,000		—		—
Debt issuance costs	(321,700)		—		—
Principal payments on bank term loan	(816,700)		—		—
Proceeds from options and warrants exercised	961,100		404,800		2,866,400
Net proceeds from issuance of common stock and common stock warrants	—		—		4,174,000
Principal payments of capital leases	(131,000)		(139,800)		(58,100)

Net cash provided by financing activities		16,591,700		265,000		6,982,300

Net (decrease) increase in cash and cash equivalents		(726,800)		(754,500)		897,300
Cash and cash equivalents at beginning of period		1,309,600		2,064,100		1,166,800

Cash and cash equivalents at end of period		$582,800		$1,309,600		$2,064,100

Non-cash investing and financing activities:
Equipment financed with capital leases		$45,400		$94,300		$267,700
Success fee payable to related party in connection with Initial Acquisition of Optex		$500,000		$—		$—
Supplemental cash flow information:
Cash paid for interest		$447,900		$43,000		$80,700
Cash paid for income taxes		$16,800		$16,500		$10,900

See Accompanying Notes to Consolidated Financial Statements

Irvine Sensors Corporation

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Company Operations. The accompanying consolidated financial statements have been prepared for Irvine Sensors Corporation (“ISC”) and its subsidiaries (collectively the “Company”) on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company generated net losses in the 53 weeks ended October 3, 2004 (“fiscal 2004”), the 52 weeks ended October 2, 2005 (“fiscal 2005”) and the 52 weeks ended October 1, 2006 (“fiscal 2006”), respectively. The Initial Acquisition of Optex Systems, Inc. (“Optex”) brought a substantial backlog for future sales of products that is expected to contribute positive cash flow from operations to the Company for the 52 week period ending September 30, 2007 (“fiscal 2007”) and thereafter, although that outcome cannot be guaranteed. Furthermore, in connection with the Initial Acquisition, the Company obtained a one-year $2,000,000 revolving line of credit to address its working capital requirements. As of October 1, 2006, the Company had received notices regarding non-compliance with the Company’s senior debt covenants and other asserted events of default related to its $10 million subordinated convertible notes. In December 2006, subsequent to the close of fiscal 2006, the Company secured approximately $8.25 million of alternate financing to repay the existing senior debt, cure the covenant non-compliance thereunder and retire the Company’s $2 million revolving line of credit. (See also Notes 3, 4 and 18). Furthermore, in connection with the consummation of this alternate financing, the $10 million subordinated debt was refinanced through an assignment of the debt by the debt holders to the Company’s new senior lenders, resulting in a waiver of existing or asserted defaults by its former lenders. This refinancing transaction also extended the maturity date of the Company’s senior and subordinated debt to December 2008 and December 2009, respectively, and requires interest only payments on the Company’s senior debt until maturity. In addition, the Company’s funded backlog entering fiscal 2007 was approximately $33 million, an amount in excess of the Company’s total revenues for fiscal 2006. Management believes, but cannot assure, that the Company will be able to raise additional working capital through equity financings, if required, to additionally fund its operations. This belief is derived from the Company’s historical access to equity capital markets.

Management believes that the Company’s losses in recent years have largely resulted from a combination of insufficient contract research and development revenue to support the Company’s skilled and diverse technical staff believed to be necessary to support exploitation of the Company’s technologies, amplified by the effects of discretionary investments to productize a wide variety of those technologies. The Company has not yet been successful in most of these product activities, nor has it been able to raise sufficient capital to fund the future development of many of these technologies. Accordingly, in recent years, the Company has sharply curtailed the breadth of its internal product investments, and instead has focused on the potential growth of its chip stacking and miniaturized camera products and an acquisition strategy. In fiscal 2006, the Company consummated a result of this strategy through the Initial Acquisition of Optex, a company that builds products according to customer supplied prints, largely for government use. Management believes that the funding of Optex’s business is inherently more stable than the Company’s historical business and that Optex can contribute to improvements in the Company’s consolidated results, although such an outcome cannot be guaranteed, particularly since Optex is subject to different risks than the Company’s historical business due to its substantial reliance on its supply chain.

Based upon backlog and notices and projections of awards from government agencies, management believes that the Company’s contract research and development business in fiscal 2007 will continue to contribute to substantial recovery of its indirect expenses through permitted contract billing rates and that sales of its chip stacking and camera products can provide the necessary margins to absorb additional indirect expenses that are not fully recovered through its government research and development contract business. Management has developed an operating plan to manage costs in line with estimated total revenues for fiscal 2007, including contingencies for cost reductions if projected revenue growth is not fully realized. Accordingly, management believes that the Company’s operations will generate sufficient cash to meet its continuing obligations for the foreseeable future. However there can be no assurance that projected revenue growth will occur or that the Company will successfully implement its plans. Additionally, if the Company requires additional equity financing to meet its working capital needs, there can be no assurance that suitable financing will be available on acceptable terms, on a timely basis, or at all.

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

Fiscal Year. The Company’s fiscal year ends on the Sunday nearest September 30. Fiscal 2006 ended on October 1, 2006 and included 52 weeks. Fiscal 2005 ended on October 2, 2005 and included 52 weeks. Fiscal 2004 ended on October 3, 2004 and included 53 weeks, a longer fiscal year duration that is generally repeated once every six years. Fiscal 2007 will include 52 weeks and will end on September 30, 2007.

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

During fiscal 2006, the Company’s accrued estimated loss on contracts increased $42,100, from $26,200 to $68,300. This increase reflects a change in the Company’s aggregate estimate (excluding contingencies), which management believes reflects ETCs for contracts in progress based on their completion status at October 1, 2006 and current and future technical requirements under the program contracts.

Revenues. The Company’s total revenues during fiscal 2004 and fiscal 2005 were primarily derived from contracts to develop prototypes and provide research, development, design, testing and evaluation of complex detection and control defense systems, and such contracts contributed a substantial portion of total revenues in fiscal 2006. The Company’s research and development contracts are usually cost reimbursement plus fixed fee, fixed price level of effort or occasionally firm fixed price. The Company’s cost reimbursement plus fixed fee contracts require the Company’s good faith performance of a statement of work within overall budgetary constraints, but with latitude as to resources utilized. The Company’s fixed price level of effort contracts require the Company to deliver a specified number of labor hours in the performance of a statement of work. The Company’s firm fixed price contracts require the Company to deliver specified items of work independent of resources utilized to achieve the required deliverables. Revenues for all types of contracts are recognized as costs are incurred and include applicable fees or profits primarily in the proportion that costs incurred bear to estimated final costs. Costs and estimated earnings in excess of billings under government contracts are accounted for as unbilled revenues on uncompleted contracts and are stated at estimated realizable value.

United States government contract costs, including indirect costs, are subject to audit and adjustment from time to time by negotiations between the Company and government representatives. The government has approved the Company’s indirect contract costs through the fiscal year ended September 28, 2003 (“fiscal 2003”). Contract revenues have been recorded in amounts that are expected to be realized upon final determination of allowable direct and indirect costs for the affected contracts. (See also Note 12).

The Company’s revenues derived from product sales in fiscal 2004 and fiscal 2005 were primarily the result of shipments of stacked chip products, largely memory stacks. Sales of the Company’s miniaturized camera products, including both infrared viewers and visible spectrum cameras, contributed to the Company’s revenues on a limited basis for the first time in fiscal 2005. Approximately 46% of the Company’s total revenues during fiscal 2006 were derived from product sales consisting primarily of sales of optical equipment by Optex and, to a lesser degree, shipments of stacked chip products and miniaturized camera products, including both infrared viewers and visible spectrum cameras. Production orders for the Company’s products are generally priced in accordance with the Company’s established price list. Optex’s products are largely shipped both to U.S. military agencies and to prime contractors to those agencies. Memory stack products and visible spectrum cameras are primarily shipped to original equipment manufacturers (“OEMs”). Infrared viewers are system level products that are primarily intended to be shipped to end user customers, initially for military applications. Revenues are recorded when products are shipped. Terms are FOB shipping point.

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

Inventory. Product inventory is valued at the lower of cost or market. Cost of the Company’s product inventory, other than that of Optex, is determined by the average cost method, which reflects a change in accounting principle adopted in August 2005 and which has been applied to product inventory valuations commencing in the fourth quarter of fiscal 2005. Prior to that time, the Company utilized the first-in, first-out method for valuation of such product inventory. The effect of this changed accounting principle was not material. Optex inventory is valued on the first-in, first-out basis and includes direct material and labor costs as well as manufacturing overhead costs allocated based on direct labor dollars. Inventories are reviewed quarterly to determine salability and obsolescence. A reserve is established for slow moving and obsolete product inventory items. In addition, marketing of probable new research and development contracts under specific government budgets and programs is facilitated by the capitalization of material, labor and overhead costs that are recoverable under such contracts. Due to the uncertain timing of such contract awards, the Company maintains significant reserves for this inventory to avoid overstating its value. (See Note 11). At the end of fiscal 2005, the Company took an approximate $121,900 impairment charge from the write-down of inventory related to Novalog’s business, when that subsidiary became a discontinued operation. (See Note 9).

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

Deferred Costs. In order to finance the Initial Acquisition of Optex, on December 30, 2005, the Company entered into a securities purchase agreement with two private equity firms (collectively, “Pequot”) and borrowed $10 million pursuant to senior subordinated secured convertible promissory notes and also entered into a loan and security agreement with a bank for a term loan in the original principal amount of $4.9 million. In connection with the financing, the Company recorded debt-issuance costs of $321,700. The debt-issuance costs associated with these loans are presented as deferred costs within the accompanying consolidated balance sheet as of October 1, 2006, net of accumulated amortization of $72,800. In addition, the Company accrued $46,600 of deferred debt issuance costs at October 1, 2006 in connection with the Company’s debt refinancing consummated in December 2006. Deferred debt issuance costs of $248,000 will be amortized to interest expense using the effective interest method through the date of refinancing or assignment, December 29, 2006. The remaining unamortized balance at December 29, 2006 will be included in the loss on extinguishment of debt recognized at that date, as more fully discussed in Note 18. See Note 2 for a detailed discussion of the Initial Acquisition.

Accounting for Stock-Based Compensation. Prior to fiscal 2006, the Company accounted for stock-based employee compensation as prescribed by Accounting Principle Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25), and, Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). SFAS No. 123 required pro forma disclosures of net income (loss) and net income (loss) per share as if the fair value based method of accounting for stock-based awards had been applied for employee grants. Under the fair value based method, compensation cost is recorded based on the value of the awards expected to vest at the grant date and is recognized over the requisite service period.

Effective October 3, 2005 (the “implementation date”), the beginning of fiscal 2006, the Company has accounted for stock-based compensation under SFAS No. 123 (revised 2004), Share Based Payment (“SFAS No. 123(R)”). Pursuant to SFAS No. 123(R), the Company is required to expense against the Company’s operations: (1) the fair value of all option grants or stock issuances made to employees or directors on or after the implementation date; and (2) a portion of the fair value of each option and stock grant made to employees or directors prior to the implementation date that represents the unearned portion of these share-based awards as of such implementation date. These amounts are expensed after the implementation date over the respective service periods of each award using the straight-line attribution method. As permitted by SFAS No. 123(R), the Company has elected to apply SFAS No. 123(R) on a prospective basis and has not retroactively restated any prior periods. As such, the Company will continue to disclose prior period pro-forma net income (loss) and net income (loss) per share in footnote disclosure.

The Company calculates stock option-based compensation by estimating the fair value of each option using the Black-Scholes option pricing model. The Company’s determination of fair value of share-based payment awards are made as of their respective dates of grant using the option pricing model and is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behavior. The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, the existing valuation models may not provide an accurate measure of fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS No. 123(R) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. The calculated compensation cost is recognized on a straight-line basis over the requisite service period of the option, which is typically the vesting period for options issued by the Company.

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

During fiscal 2006, the Company granted options to purchase 157,500 shares of its common stock to employees as incentive compensation. All grants were made at exercise prices equal to the closing sales price of the Company’s common stock as reported by the Nasdaq Capital Market at the respective dates of grant. Previously granted options to purchase 436,200 shares of the Company’s common stock were not fully earned as of the implementation date of SFAS No. 123(R) on October 3, 2005, resulting in compensation expense in fiscal 2006. Compensation expense during fiscal 2006 resulting from amortization of the newly granted options expected to vest and all previously issued options expected to vest was calculated to be $399,800, of which $219,000 was charged to cost of contract research and development and $180,800 was charged to general and administrative expense. The method we employ to calculate stock-based compensation is consistent with the method used to compute stock-based compensation under SFAS No. 123, except that under SFAS No. 123(R), we are required to estimate expected forfeitures, rather than adjusting for forfeitures when they occur as required under SFAS No. 123. We have estimated forfeitures to be 7%, which reduced stock-based compensation cost by $30,400 in fiscal 2006.

During fiscal 2006, the Company made restricted stock grants of 29,500 shares of its common stock to employees as compensation. Compensation expense resulting from amortization of restricted stock grants during fiscal 2006 was calculated to be $9,000, of which $1,000 was charged to cost of contract research and development, and $8,000 was charged to general and administrative expense.

As a result of adopting SFAS No. 123(R) on October 3, 2005, the Company’s loss from continuing operations before minority interest and provision for income taxes and net loss for fiscal 2006 is $399,800 greater than if it had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted net loss per share for fiscal 2006 would have been $0.41 if the Company had not adopted SFAS No. 123(R), compared to reported basic and diluted net loss per share of $0.43.

SFAS No. 123(R) requires the Company to continue to provide the pro forma disclosure required by SFAS No. 123 for all periods presented in which share-based payments to employees are accounted for under APB Opinion No. 25. The following table illustrates the effect on net loss and loss per share for fiscal 2005 and fiscal 2004, and as if the Company’s stock-based compensation had been determined based on the fair value at the grant dates for awards made prior to fiscal 2006, under those plans and consistent with SFAS No. 123(R).

	Fiscal year ended
	October 2, 2005	October 3, 2004
Net loss, as reported	$(1,796,500)	$(4,166,900)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,306,600)	(1,554,100)

Pro forma net loss	$(4,103,100)	$(5,721,000)

Net loss per share:
Basic and diluted, as reported	$(0.10)	$(0.26)

Basic and diluted, pro forma	$(0.22)	$(0.36)

The fair value of each option grant shown was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions. Risk free interest rates approximated the Federal Reserve Board’s rate for treasuries at the time of the respective option grants. Expected life of the options granted during fiscal 2006 was computed using the mid-point between the vesting period and contractual life of the options granted (the “simplified method”) as permitted by Staff Accounting Bulletin No. 107. Expected volatilities were based on the historical volatility of the Company’s stock and other factors.

Fiscal year ended
	October 1, 2006	October 2, 2005	October 3, 2004
Risk free interest rate	4.33-5.09%	3.09-4.07%	2.16%-3.10%
Expected life	3-5 years	1-4 years	1-5 years
Expected volatility	67.8%	48%-77%	70%
Expected dividend yield	None	None	None

There were no option grants by subsidiaries during fiscal 2004, fiscal 2005 and fiscal 2006.

There were 29,500 shares of restricted stock granted in fiscal 2006 and no restricted stock grants in fiscal 2005 and fiscal 2004. For fiscal year 2006, no restricted stock shares were vested.

The Company recognizes compensation expense on a straight-line basis over the vesting period of the option after consideration of the estimated forfeiture rate, which was 7% during the year ended October 1, 2006. At October 1, 2006, the total compensation costs related to non-vested awards not yet recognized was $121,500 and the weighted-average remaining vesting period of unvested options at October 1, 2006 was 1.3 years. Such amounts do not include the cost of new options that may be granted in future periods nor any changes in the Company’s forfeiture rate.

Prior to the adoption of SFAS No. 123(R), tax benefits of deductions resulting from the exercise of stock options, if any, were presented as operating cash flows in the statement of cash flows. SFAS No. 123(R) requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. There were no tax benefits resulting from the exercise of stock options during fiscal 2006.

Software Development and Purchased Software. At October 1, 2006, the Company had capitalized software of approximately $442,800, net of accumulated amortization of $1,815,500. The Company capitalized software in accordance with Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). SOP 98-1 requires that certain costs incurred, either from internal or external sources, be capitalized as part of intangible assets and amortized on a straight-line basis over the useful life of the software. Planning, training, support and maintenance costs incurred either prior to or following the implementation phase are recognized as expense in the period in which they occur. The Company evaluates the carrying values of capitalized software to determine if the carrying values are impaired, and, if necessary, the Company would recognize an impairment loss in the period in which the impairment occurred.

Goodwill and Other Intangible Assets. Goodwill represents the cost of acquired businesses in excess of fair value of the related net assets at acquisition. (See also Note 2). The Company does not amortize goodwill, but tests it annually, as of the first day of its fourth fiscal quarter and between annual periods if circumstances warrant, for impairment using a fair value approach. The Company conducted an updated goodwill impairment analysis effective October 1, 2006 in light of the Company’s defaults on debt agreements and the related potential effect on assets pledged for those agreements. The Company amortizes the cost of other intangibles over their estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. The identified amortizable intangible assets at October 1, 2006 derived from the Initial Acquisition of Optex consisted of non-competition agreements and customer backlog, with initial useful lives ranging from two to eight years. (See Note 2). Intangible assets with indefinite lives are tested annually for impairment, as of the first day of the Company’s fourth fiscal quarter and between annual periods if impairment indicators exist, and are written down to fair value as required. The Company’s other intangible assets with definite lives at October 1, 2006 consist principally of patents and trademarks related to the Company’s various technologies. Capitalized costs include amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of patent and trademark applications. These assets are amortized on a straight-line method over the shorter of their useful or legal life, generally ten years.

Tangible Long-Lived Assets. The Company frequently monitors events or changes in circumstances that could indicate that the carrying amount of tangible long-lived assets to be held and used may not be recoverable. The determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. When impairment is indicated for a tangible long-lived asset, the amount of impairment loss is the excess of net book value of the asset over its fair value. Tangible long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. At October 1, 2006, management believed no indications of impairment existed.

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

Basic and Diluted Net Loss per Share. Basic net loss per share is based upon the weighted average number of shares of common stock outstanding. Diluted net loss per share is based on the assumption that options and warrants are included in the calculation of diluted net loss per share, except when their effect would be anti-dilutive. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of actual issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period (See Note 7).

Statements of Cash Flows. For purposes of the Consolidated Statements of Cash Flows, the Company considers all demand deposits and certificates of deposit with original maturities of 90 days or less to be cash equivalents.

Fair Value of Financial Instruments. Financial instruments include cash and cash equivalents, accounts receivable and payable, other current liabilities and long-term debt. The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable and payable and other current liabilities approximate fair value due to the short-term nature of these items. In order to finance the Initial Acquisition of Optex, on December 30, 2005, the Company entered into a securities purchase agreement with two accredited institutional investors which raised gross proceeds of $10 million (See Note 3) through the issuance of subordinated convertible notes and a loan and security agreement with Square 1 Bank, pursuant to which the Company closed a four-year $4.9 million term loan and a $2.0 million revolving credit facility.

As discussed further in Note 18, in December 2006, the Company repaid the borrowings from Square 1 Bank with funds from a new $8.25 million term loan, bearing interest at 11%, from two new lenders. Concurrent with these borrowing and repayment transactions, the new lenders purchased through assignment the $10 million subordinated convertible notes from the original institutional investors. These refinancing transactions occurred on December 29, 2006, when the closing price of the Company’s common stock was $2.05 per share, and included the issuance to the new investors, for no separate consideration, of a five-year warrant to purchase 3.0 million shares of the Company’s common stock at an exercise price of $1.30 per share. This warrant issuance, in turn, triggered a price anti-dilution provision in the $10 million subordinated convertible notes that reduced the per share price at which said notes are convertible into shares of the Company’s common stock from $2.60 per share to $1.30 per share. After giving accounting recognition to the portion of the warrant’s value assigned to the transferred $10 million subordinated convertible notes and the intrinsic value of the beneficial conversion feature arising from the notes new per share conversion price, the initial carrying amount of the $10 million subordinated convertible notes has been reduced to zero. Accordingly, management believes that the fair value of the $10 million subordinated convertible notes at October 1, 2006 may be substantially below said notes carrying amount, but it is not practicable to estimate the fair value of the $10 million subordinated convertible notes at such date because management is unable to objectively determine what portion, if any, of the decline in value of the $10 subordinated convertible notes had occurred by October 1, 2006 without incurring unreasonable costs. Additionally, assigning a portion of the warrant’s value to the $8.25 million term loan reduced the term loan’s carrying value by approximately $1.5 million. Management is also unable to estimate the fair value of the $5.9 million in aggregate borrowings from Square 1 Bank for similar reasons.

Concentration of Credit Risk. The Company has cash deposits at U.S. banks and financial institutions, which exceed federally insured limits at October 1, 2006. The Company is exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institution; however, the Company does not anticipate non-performance.

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

Reclassifications. Certain reclassifications have been made to the fiscal 2005 financial statements to conform to the current year presentation.

Derivatives. A derivative is an instrument whose value is “derived” from an underlying instrument or index such as a future, forward, swap, or option contract, or other financial instrument with similar characteristics, including certain derivative instruments embedded in other contracts (“embedded derivatives”) and for hedging activities. As a matter of policy, the Company does not invest in separable financial derivatives or engage in hedging transactions. However, complex transactions that the Company has entered into in order to finance the Initial Acquisition involved financial instruments containing certain features that have resulted in the instruments being deemed derivatives or containing embedded derivatives. The Company may engage in other similar complex debt transactions in the future, but not with the intention to enter into derivative instruments. Derivatives and embedded derivatives, if applicable, are measured at fair value and marked to market through earnings, as required by SFAS 133. However, such new and/or complex instruments may have immature or limited markets. As a result, the pricing models used for valuation often incorporate significant estimates and assumptions, which may impact the level of precision in the financial statements.

Recently Issued Accounting Pronouncements. In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs (“SFAS No. 151”), which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005, which in the case of the Company was fiscal 2006. Adoption of SFAS 151 did not have a material impact on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”), which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and was adopted by the Company on October 2, 2006, the beginning of fiscal 2007. Implementation of SFAS No. 154 is not expected to have a significant impact on the Company’s consolidated results of operations and financial condition.

In November 2005, FASB issued FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP 115-1 and 124-1”), which clarifies when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 and 124-1 are effective for all reporting periods beginning after December 15, 2005. Implementation of these statements is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

In September 2005, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counter-Party (“EITF 04-13”). The issue provided guidance on the circumstances under which two or more inventory transactions with the same counter-party should be viewed as a single non-monetary transaction within the scope of APB Opinion No. 29, Accounting for Non-monetary Transactions. The issue also provided guidance on circumstances under which non-monetary exchanges of inventory within the same line of business should be recognized at fair value. EITF 04-13 is effective for transactions completed in reporting periods beginning after March 15, 2006. Implementation of this EITF did not have a significant impact on the Company’s consolidated financial position or results of operations.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”), which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing and/or method of settlement. The Company adopted FIN 47 at the end of fiscal 2006. Implementation of FIN 47 has not had a significant impact on the Company’s financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB statements No. 133 and 140 (“SFAS 155”). SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) as long as the entire instrument is valued on a fair value basis. The statement also resolves and clarifies other specific SFAS No. 133 and SFAS No. 140 related issues. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company adopted SFAS No. 155 on October 2, 2006 and is currently evaluating what effect, if any, it may have on the Company’s consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the criterion that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a registrant’s financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not and a measurement attribute on all tax positions taken or expected to be taken in a tax return in order to be recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company will adopt FIN 48 on October 1, 2007, and the Company is currently assessing the impact FIN 48 will have, if any, on its consolidated financial statements.

In September 2006, the Chief Accountant of the SEC issued a letter providing the staff’s views on the accounting implications of certain option granting practices of which the staff has become aware, many of which affect the determination of an option’s measurement date. The Chief Accountant’s letter explicitly provides that the staff’s views apply only to accounting issues related to APB Opinion 25, Accounting for Stock Issued to Employees, and should not be analogized to or relied on in any other circumstances. Further, the letter addresses only accounting issues pertaining to the financial statements, including the notes. It does not address income tax considerations or whether the past practices affect disclosures outside the financial statements or compliance with laws or regulations. The Company is evaluating the impact of the Chief Accountant’s letter, but does not presently believe that its consolidated financial statements will be effected thereby.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements. Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements. These methods are referred to as the “roll-over” and “iron curtain” method. The roll-over method quantifies the amount by which the current year income statement is misstated. Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts. The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated. Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that results from the correction of an error existing in previously issued financial statements. The Company currently uses the roll-over method for quantifying identified financial statement misstatements. SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the Company’s financial statements and the related financial statement disclosures. This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. SAB 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used or by (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of this “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company will initially apply SAB 108 using the cumulative effect transition method in connection with the preparation of its annual financial statements for the year ending September 30, 2007. When the Company initially applies the provisions of SAB 108, it does not presently expect to record any effects of financial statement misstatements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principals (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly SFAS No. 157 does not require any new fair value measurement. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Earlier adoption is encouraged, provided that the Company has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company is currently assessing the potential impact, if any, of SFAS No. 157.

In November 2006, the FASB approved EITF 06-06, which modifies EITF 96-19 to require any change in the value of an embedded conversion feature of a modified debt to be tested in a separate calculation. Early adoption of EITF 06-06 is permitted, and the Company has elected early adoption and applied the provisions of EITF 06-06 to record the results of the December 2006 refinancing of its subordinated convertible notes.

In December 2006, the FASB approved EITF 00-19-2, Accounting for Registration Payment Arrangements, which establishes the standard that contingent obligations to make future payments under a registration rights arrangement shall be recognized and measured separately in accordance with Statement 5 and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss. Early adoption of EITF 00-19-2 is permitted, and the Company has elected such early adoption.

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

Since the Initial Acquisition closed at the end of the last business day of the first fiscal quarter of 2006, revenue and expenses of Optex are only included in the Company’s Consolidated Statement of Operations for the second, third and fourth quarters of fiscal 2006. Concurrent with the Initial Acquisition, the Company and Mr. Looney also entered into an agreement whereby the Company would issue shares of its common stock to purchase the remaining 30% of the issued and outstanding common stock of Optex if such issuance was approved by the Company’s stockholders (the “Buyer Option”). Such approval was obtained on June 28, 2006. Because of unanticipated regulatory issues related to the issuance of the additional shares, the Company and Mr. Looney negotiated and consummated an amendment to the Buyer Option to remove a price guarantee for a block trade disposition of 384,615 shares in consideration for issuance of a one-year promissory note for $400,000, which note was executed in December 2006. The Company then exercised the Buyer Option on December 29, 2006 and issued Mr. Looney 2,692,307 shares of the Company’s common stock in consideration for purchase of the remaining 30% of the outstanding capital stock of Optex held by him. Since this transaction was consummated subsequent to the fiscal year end (See Note 18.), the Company’s consolidated balance sheet at October 1, 2006 still reflects a minority interest derived from its 70% ownership of Optex at that date.

In consideration for the Initial Acquisition, the Company made an initial cash payment to Mr. Looney of $14.0 million. An additional cash payment of $64,200 in consideration of the excess book value acquired over the target net book value specified in the stock purchase agreement was accrued in March 2006 and paid to Mr. Looney in April 2006 after completion of the audit of the financial statements of Optex for the fiscal year ended December 31, 2005. In January 2007, in consideration for a subordinated term loan providing for advances of up to $2 million maturing in February 2009, the Company amended an agreement entered into in connection with the Initial Acquisition that had originally provided Mr. Looney with the potential to receive up to an aggregate of $4.0 million in a cash earnout based upon the percentage of net cash flow generated from Optex’s business for fiscal 2006 and for each of the subsequent two fiscal years. The amended agreement extended the earnout period to December 2009 and reduced the maximum earnout potential to $3.9 million. (See Note 18). Mr. Looney was not entitled to an earnout, as defined, for fiscal 2006.

The Company made an allocation of the purchase price consideration for the Initial Acquisition of Optex among tangible and intangible assets acquired and liabilities assumed based upon the results of an audit of Optex, together with estimates of fair value as of December 30, 2005 determined by management with the assistance of independent valuation specialists. The excess of the purchase price over such values in the accompanying consolidated balance sheet at October 1, 2006 is presented as goodwill.

The following table sets forth the allocation of the purchase price consideration for the Initial Acquisition.

Assets:
Current assets, consisting primarily of inventory of $5,545,100 and accounts receivables of $2,191,800		$7,880,900
Identifiable intangible assets		2,226,000
Other non-current assets, principally property and equipment		455,100

Total assets		10,562,000

Liabilities:
Current liabilities, consisting primarily of accounts payable of $1,638,900, deferred tax liabilities of $693,800 and accrued liabilities of $467,000		2,927,800

Total net assets		7,634,200

Less: minority interest – 30%		1,697,800

Acquired net assets		5,936,400

Purchase price
Payment to seller	$14,000,000
Direct acquisition costs	1,040,000

		15,040,000

Excess purchase price reported as goodwill		$9,103,600

Included in the direct acquisition costs noted above is a $500,000 success fee and approximately $20,300 of due diligence fees and expenses incurred by Chris Toffales, a related party by virtue of his position as one of the Company’s directors. (See also Note 10).

Identifiable intangible assets include non-competition agreements and customer backlog, and will be amortized over respective estimated useful lives as follows:

	Useful life in years	Acquired fair value
Non-competition agreement	2	$56,000
Contractual backlog	2	$1,099,000
Program backlog	8	$1,071,000

The amortization of identifiable intangible assets associated with the Initial Acquisition in fiscal 2006 was $533,500. The identifiable intangible assets and recorded goodwill are not deductible for income tax purposes.

The following unaudited pro forma financial information for the 52-week periods ended October 1, 2006 and October 2, 2005 reflect adjustments prepared as if the Initial Acquisition had occurred on October 3, 2004, rather than on December 30, 2005. The pro forma financial information is presented for information purposes only. Such information is based upon the standalone historical results of each company and does not reflect the actual results that would have been reported had the Initial Acquisition been completed when assumed, nor is it indicative of the future results of operations for the combined enterprise.

	52-week period ended October 1, 2006	52-week period ended October 2, 2005
Total revenues	$36,148,900	$40,746,000
Costs and expenses	44,298,100	42,181,100

Income/(loss) from operations	(8,149,200)	(1,435,100)
Minority interest	228,300	(721,700)

Net income/(loss)	$(7,920,900)	$(2,156,800)

Basic income/(loss) per share	$(0.40)	$(0.12)

Diluted income/(loss) per share	$(0.40)	$(0.12)

Included in Optex’s results of operations for the 52-week period ended October 1, 2006 are acquisition related costs of approximately $1,040,000, of which approximately $733,000 relate to bonuses and fees to settle former partnerships, and approximately $307,000 paid for acquisition related legal services. Had Optex not incurred such costs, the pro forma combined loss from operations for the 52-week period ended October 1, 2006 would be $6,880,900, resulting in a basic and diluted loss per share of $0.35.

Note 3 – Convertible Debt and Common Stock Warrants Issued for Initial Acquisition of Optex Systems, Inc.

To finance the Initial Acquisition of Optex, on December 30, 2005 the Company entered into the Securities Purchase Agreement with Pequot and borrowed $10 million by issuing Pequot $10.0 million of Series 1 and Series 2 Senior Subordinated Secured Convertible Notes (collectively the “Notes”) and four-year warrants to initially purchase 1,002,278 and 343,876 shares, respectively, of the Company’s common stock at an initial exercise price of $3.10 per share (the “Warrants”). In December 2006, pursuant to their terms, the Series 1 Warrants were adjusted to become exercisable for the purchase of up to 2,390,047 shares at $1.30 per share, and the Series 2 Warrants were adjusted to become exercisable for the purchase of up to 820,012 shares at $1.30 per share. The Company issued the Notes in two series, both of which bear interest at 3.5% per annum, which rate is subject to potential reduction over time. The first series of Notes (the “Series 1 Notes”), with a face amount of $7,445,500, is repayable in quarterly interest-only payments beginning March 31, 2006 and continuing through December 30, 2007, followed by equal monthly principal payments plus interest through December 30, 2009. The second series of Notes (the “Series 2 Notes”), with a face amount of $2,554,500, was initially repayable in quarterly interest-only payments beginning March 31, 2006 and continuing through December 30, 2007 with the principal amount due on December 30, 2007.

The Note Holders may require the Company to redeem or repurchase the Notes, generally at a value of 125% of the amounts outstanding thereunder, upon any of the following: (i) an event of default occurs under the Notes; (ii) the Company issues or incurs certain indebtedness; (iii) the Company issues equity securities under certain circumstances; or (iv) a change of control occurs. The Notes also include default provisions and negative covenants that prohibit a variety of actions without the approval of the holders of a majority of the outstanding principal amount of the Notes. Also, all amounts payable under the Notes become immediately due upon the occurrence of certain bankruptcy-related events.

In September 2006, the Company received an event notice from Pequot asserting various events of default under the Notes and demanding their redemption. However, the effect of that event notice was suspended pursuant to a payment blockage notice issued in September 2006 by Square 1 Bank, the Company’s senior lender. In December 2006, the Notes were purchased by new senior lenders and any existing or asserted defaults under the Notes were waived and the maturity date of the Series 2 Notes was extended to December 30, 2009. (See Note 4 and 18.)

The Series 2 Notes and the Series 2 Warrants were not convertible or exercisable into shares of the Company’s common stock until the Company’s stockholders approved issuance of common stock for such purposes, which occurred at the Company’s annual meeting on June 28, 2006.

Subject to certain conditions and limitations, the Note holders may elect to receive principal and interest payments under the Notes in shares of unregistered common stock at a conversion price per share that was initially set at $2.60. This conversion price and the Warrants’ exercise price are subject to adjustment for stock splits, stock dividends, recapitalizations and the like and for certain price dilutive issuances. As a result of the issuance of the new warrants in the refinancing of the Company’s senior debt in December 2006, the conversion price of the Notes and the exercise price of the Pequot Warrants were automatically adjusted to $1.30 per share and the Warrants became exercisable for a total of 3,210,060 shares of common stock. (See Note 18.) Pequot deferred receipt of interest payments due March 31, 2006 on the Series 2 Notes until the vote of the Company’s stockholders. After the Company received stockholder approval to issue shares of common stock for payments on the Series 2 Notes, Pequot elected to receive common stock for the deferred interest. During fiscal 2006, the Company issued Pequot 77,000 shares of common stock in payment of interest due under the Notes in the amount of $175,000. Pequot elected to receive payment of $87,500 of interest due in fiscal 2006 in cash.

Certain of the Company’s majority-owned subsidiaries have guaranteed the Notes and provided a senior subordinated security interest in all or substantially all of their assets as collateral to secure such guarantees. The Company also has provided a senior subordinated security interest in all or substantially all of its assets to secure its obligations under the Notes, including the pledge of its shares of capital stock in certain of its subsidiaries. The Notes and the liens securing the Notes are subordinated to the Company’s refinanced senior debt as described in Note 4 and Note 18.

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

Accordingly, the Company separated the embedded conversion option and the Series 1 Note and recorded the embedded conversion option as a separate liability at its fair value of $3,980,500 at date of issue as determined by management with the assistance of an independent appraisal firm. The Company also accounted for the Series 1 Warrants instrument as a separate liability at its fair value of $1,313,000 at date of issue, also determined by management with the assistance of the independent appraisal firm. After this initial accounting, SFAS No. 133 required the Company to continue to adjust the carrying amount for both of these derivative liabilities to current market value at each reporting date, with the offsetting adjustment recorded through earnings.

On March 31, 2006, the Company and Pequot amended the Registration Rights Covenant to eliminate the liquidated damages feature that caused the embedded conversion feature of the Series 1 Notes and the Series 1 Warrants to be accounted for as derivative financial instruments. As a result, effective March 31, 2006, the Company ceased accounting for the embedded conversion option in the Series 1 Notes and the Series 1 Warrants as derivative liabilities subject to SFAS No. 133, and the Company: (a) was not required to adjust the carrying value of these financial instruments for changes in current market value subsequent to March 30, 2006; (b) combined the carrying value of the embedded conversion option totaling $4,238,200 with the carrying value of the Series 1 Notes; and (c) transferred the carrying value of the Series 1 Warrants totaling $1,373,100 to Stockholders’ Equity.

On June 28, 2006, after receiving approval of stockholders to issue shares of the Company’s common stock as payments on or upon conversion of the Series 2 Notes and upon exercise of Series 2 Warrants, the Company began accounting for the Series 2 Warrants as a separate financial instrument and assigned them a fair value of $264,800 as determined by management with the assistance of an independent appraisal firm. This value was separated from the carrying value of the Series 2 Notes, resulting in a Series 2 Notes debt discount, and the Series 2 Warrants are accounted for in Stockholders’ Equity. The discount on the Series 1 and Series 2 Notes will be amortized to interest expense using the effective interest method over the term of the Notes.

Set forth below are the components of the Notes at October 1, 2006, reflecting the adjusted term of the Series 2 Notes pursuant to their December 2006 refinancing:

October 1, 2006
Series 1 Notes payable – face amount of $7,445,500 payable in quarterly interest only payments commencing March 31, 2006 through December 31, 2007, and subsequent equal monthly principal installments plus interest at an initial face rate of 3.5% per annum (effective rate 27.4% at October 1, 2006) over a period ending December 30, 2009.*	$7,445,500
Series 2 Notes payable – face amount of $2,554,500 payable in quarterly interest only payments commencing March 31, 2006 through December 31, 2007, and subsequent equal monthly principal installments plus interest at an initial face rate of 3.5% per annum (effective rate 27.4% at October 1, 2006) over a period ending December 30, 2009.*	2,554,500
Less: Unamortized discount related to Warrants issued in securities purchase agreement together with Series 1 Notes payable	(778,700)
Less: Unamortized discount related to Warrants issued in securities purchase agreement together with Series 2 Notes payable	(222,500)

$8,998,800

*	Pending cure of the asserted events of default, the interest rate on borrowings under the Notes increased by 18%, whereby the face rate at October 1, 2006 was equal to 21.5%. The Company incurred interest at the default rate from October 1, 2006 through assignment of the Notes in December 2006.

The schedule of principal payments required under the Notes at October 1, 2006, reflecting the adjusted term of the Series 2 Notes pursuant to their December 2006 refinancing, is set forth below.

Fiscal Year	Principal Payments
2007	$—
2008	3,750,000
2009	5,000,000
2010	1,250,000

Future principal payments**	$10,000,000

**	In January 2007, $450,000 of the $10 million aggregate principal balance shown above was retired through conversion to common stock.

Note 4 – Bank Debt

As an additional source of financing for the Initial Acquisition of Optex, on December 30, 2005, the Company entered into a loan and security agreement (the “Loan Agreement”) with Square 1 Bank, pursuant to which the Company closed a four-year $4.9 million term loan (the “Term Loan”) and established a $2.0 million revolving credit facility (the “Credit Facility”), of which $2.0 million was drawn down on December 30, 2005 for general working capital purposes. The Loan Agreement with this bank provided that the aggregate amount borrowed under both the Term Loan and the Credit Facility shall not exceed $7.0 million. The Company’s obligations under the Loan Agreement were secured by a first priority lien on all or substantially all of the Company’s assets, the assets of Optex and the capital stock of Optex acquired by the Company. The Term Loan had to be repaid in 48 equal monthly installments commencing January 31, 2006, and was subject to acceleration upon the occurrence of certain events of default. On the earlier of the end of the Loan Agreement term or repayment in full of the Term Loan, the Company was required to pay Square 1 Bank a loan payoff fee equal to the greater of 50 basis points on the amount of the Term Loan funded and an amount calculated based on the spread in the trailing 90-day average closing market price of 84,860 shares of the Company’s common stock between the date of the Term Loan funding and the date of the loan payoff (the “Loan Payoff Fee”). As a result of approval by the Company’s stockholders on June 28, 2006, the Company had the discretion to pay the Loan Payoff Fee by issuing Square 1 Bank a four-year warrant to purchase up to an aggregate of 84,860 shares of unregistered common stock at an exercise price per share of $3.10.

The Term Loan bore interest at the prime rate plus a varying percentage between 1.50% and 2.50% based upon a debt service coverage ratio, and advances under the Credit Facility bore interest at 1.00% above the prime rate. The Loan Agreement included affirmative covenants and default provisions, as well as negative covenants that prohibited a variety of actions without the lender’s approval. In March 2006, the Company renegotiated the covenants in the Loan Agreement to cure a default. The Company was advised by Square 1 Bank of non-compliance with covenants of the Loan Agreement in August 2006 and September 2006 and in months subsequent to October 1, 2006. To cure the default condition created by this non-compliance, the Company refinanced the Square 1 Bank obligations through a new 2-year, interest-only $8.25 million term loan from new senior lenders in December 2006. (See Note 18.)

Set forth below are the components of the Loan Agreement at October 1, 2006:

October 1, 2006

Term Loan – Initial face value of $4,900,000, with principal payable in equal monthly installments plus interest at face rate of 2.5%* over prime (as of October 1, 2006, the prime rate was 8.25%) over a period ending December 30, 2009	$4,083,300

Credit Facility – Revolving line of credit with maximum credit limit of $2,000,000, bearing interest at face rate of 1.0%* over prime (as of October 1, 2006, the prime rate was 8.25%) and with maturity date of December 29, 2006	2,000,000

Less: Discount related to loan Payoff Fee embedded in the Term Loan, stated at fair value	(51,700)

$6,031,600

*	Pending cure of the event of default, the interest rate on borrowings under the Credit Facility increased by 5%, whereby the face rate at October 1, 2006 was equal to 15.75%. The Company incurred interest at the default rate from August 2006 through pay-off in December 2006.

Note 5 – Issuance of Common Stock

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

(2) 100,000 shares were issued in July 2004, valued at $232,000 to the Company’s Non-Qualified Deferred Compensation Plan, said 100,000 shares being placed into a previously established Rabbi Trust that holds contributions to the Non-Qualified Deferred Compensation Plan. At October 3, 2004, the inclusion of the fiscal 2004 contribution and the prior fiscal year contributions resulted in the Rabbi Trust holding a total of 300,000 shares of the Company’s common stock with a valuation of $482,000, reflecting the aggregate value of the common stock on the respective dates of the authorized contributions. The Company has presented this $482,000 aggregate contribution value as a contra-equity account and a deferred compensation obligation in the Stockholders’ Equity section of the accompanying consolidated balance sheets at October 3, 2004.

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

The value of all of the foregoing non-cash issuances of common stock was based on the closing sales price of the Company’s common stock as then reported by the Nasdaq SmallCap Market (now known as the Nasdaq Capital Market rities) on the dates that the various transactions were authorized by the Company’s Board of Directors.

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

Fiscal 2006 Issuances

During fiscal 2006, the Company issued a total of 1,296,200 shares of common stock in various transactions. Of this amount, 542,800 shares were issued for cash, realizing aggregate net proceeds of $961,100 and 753,400 shares were issued in non-cash transactions aggregating $1,765,800. These transactions are separately discussed below.

2006 Cash Transactions

Of the 542,800 shares of common stock issued for cash during fiscal 2006, 328,900 shares were issued as a result of the exercise of options by employees, realizing net proceeds to the Company of $629,500. Additionally, 213,900 shares were issued for net proceeds of $331,600 pursuant to the exercise of warrants.

2006 Non-Cash Transactions

The 753,400 shares of common stock issued during fiscal 2006 in non-cash transactions were issued in the following amounts:

(1) 505,600 shares were issued to effectuate an aggregate of $1,200,000 of non-cash contribution by the Company to the Company’s employee retirement plan, the Cash or Deferred & Stock Bonus Plan (“ESBP”), for fiscal 2006, 421,900 shares of which were issued in October 2005 and 83,700 shares of which were issued in December 2005.

(2) 100,000 shares were issued in October 2005 to make a $237,000 non-cash contribution by the Company to the Company’s Non-Qualified Deferred Compensation Plan for fiscal 2006.

(3) 1,300 shares were issued as bonus stock to certain non-officer employees in consideration for past services rendered, valued in the aggregate at $2,900.

(4) 40,000 shares, valued at $94,800, were issued pursuant to settlement of a legal dispute.

(5) 77,000 shares, valued at $175,000, were issued to pay interest accrued under the Notes.

(6) 29,500 shares, valued at $56,100, were issued as bonuses for services rendered by new employees.

The value of all of the foregoing non-cash issuances of common stock was based on the closing sales price of the Company’s common stock as then reported by the Nasdaq SmallCap Market (now known as the NASDAQ Capital Market) on the dates that the various transactions were authorized by the Company’s Board of Directors.

The following is a summary by category of aggregate equity transactions in fiscal 2004, fiscal 2005 and fiscal 2006 that involved the issuance of the Company’s common stock.

	No. of Shares of Common Stock Issued		Increase in Stockholders’ Equity
Balance at September 28, 2003		12,947,700

Private placements	2,244,300		$4,174,000
Common stock options exercised for cash	653,500		747,000
Common stock warrants exercised for cash	1,152,800		2,119,400

Sale of common stock and common stock units for cash		4,050,600		$7,040,400
Issuance for consulting services provided	9,000		20,800
Issuance to employee retirement plans	632,300		957,000

Non-cash issuance of common stock		641,300		$977,800
Conversion of convertible preferred stock to common stock		166,700		0

Total for fiscal 2004		4,858,600		$8,018,200

Balance at October 3, 2004		17,806,300

Common stock options exercised for cash	128,900		185,400
Common stock warrants exercised for cash	219,400		219,400

Sale of common stock for cash		348,300		$404,800
Issuance for non-officer bonus	1,400		2,900
Issuance to employee retirement plans	513,700		1,146,900

Non-cash issuance of common stock		515,100		$1,149,800

Total for fiscal 2005		863,400		$1,554,600

Balance at October 2, 2005		18,669,700

Common stock options exercised for cash	328,900		629,500
Common stock warrants exercised for cash	213,900		331,600

Sale of common stock for cash		542,800		$961,100
Issuance for non-officer bonus	1,300		2,900
Issuance for new employees hiring incentive	29,500		56,100
Issuance for legal settlement	40,000		94,800
Issuance to pay interest	77,000		175,000
Issuance to employee retirement plans	605,600		1,437,000

Non-cash issuance of common stock		753,400		$1,765,800

Total for fiscal 2006		1,296,200		$2,726,900

Balance at October 1, 2006		19,965,900

Note 6 - Common Stock Warrants

During fiscal 2004, the Company issued warrants to purchase 623,300 shares of its common stock in connection with two private placements of common stock of the Company. (See Note 5).

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

Warrants to purchase 213,900 shares of the Company’s common stock were exercised during fiscal 2006, and generated net proceeds of $331,600. Warrants to purchase 139,000 shares of the Company’s common stock expired during fiscal 2006. Warrants to purchase 1,346,200 shares of the Company’s common stock were issued in fiscal 2006 pursuant to the Initial Acquisition of Optex. (See Note 2).

Outstanding Warrants

As of October 1, 2006, warrants to purchase a total of 2,227,100 shares of the Company’s common stock were outstanding, with a weighted average exercise price of $2.79 per share and exercise prices ranging from $1.00 per share to $3.10 per share, of which 300,000 warrants expire in fiscal 2007, 182,700 warrants expire in fiscal 2008, 398,300 warrants expire in fiscal 2009 and 1,346,100 warrants expire in fiscal 2010.

In December 2006, as a result of the issuance of new warrants in the refinancing of the Company’s senior debt, warrants to purchase 1,346,154 shares at $3.10 per share were automatically adjusted to purchase 3,210,060 shares at $1.30 per share. After this adjustment, these adjusted warrants were exercised by the holders to purchase 1,346,154 shares in December 2006. In addition, new warrants to purchase 3,000,000 shares at $1.30 per share were issued to the new senior lenders in consideration of the terms of the new senior and convertible debt.

Note 7 – Loss per Share

Basic and diluted net loss per common share are the same because the Company had a loss from continuing operations for the fiscal years ended October 1, 2006, October 2, 2005 and October 3, 2004. Excluded from the computation of diluted loss per common share were shares issuable pursuant to outstanding stock options, warrants and convertible notes payable, as applicable, in the amounts of 10,597,300 shares, 6,361,900 shares and 4,523,400 shares as of October 1, 2006, October 2, 2005 and October 3, 2004, respectively. The Company had a loss from operations for all periods presented and to include the representative share increments would be anti-dilutive.

Note 8 – Minority Interest in Subsidiaries

MSI did not grant any options to purchase common shares of MSI stock in fiscal 2006, fiscal 2005 and fiscal 2004. As of October 1, 2006, there were no options to purchase shares of common stock of MSI outstanding. At October 1, 2006, the Company owned 98% of MSI’s common stock. The Company has granted a perpetual license to proprietary technology developed by MSI, with exclusivity subject to future minimum royalty obligations. This license has not generated any material royalties to date.

Novalog did not grant any options to purchase shares of common stock of Novalog in fiscal 2006, fiscal 2005 and fiscal 2004. As of October 1, 2006, there were no options to purchase shares of common stock of Novalog outstanding. At October 2, 2005, the Company owned 96% of Novalog’s common stock. (See also Note 9).

RedHawk did not grant any options to purchase shares of RedHawk’s common stock in fiscal 2006, fiscal 2005 and fiscal 2004. As of October 1, 2006, there were no options to purchase shares of common stock of RedHawk outstanding. At October 1, 2006, the Company owned 81% of RedHawk’s common stock.

iNetWorks did not grant any options to purchase shares of its common stock in fiscal 2006, fiscal 2005 and fiscal 2004. As of October 1, 2006, there were options to purchase 11,362,000 shares of iNetWorks common stock outstanding with a weighted average exercise price of $0.05 per share and a weighted average remaining life of 5.39 years. At October 1, 2006, the Company owned 95% of iNetWorks’ common stock.

Optex became a subsidiary of the Company in fiscal 2006 pursuant to the Initial Acquisition. Optex issued no options to purchase shares of its common stock in fiscal 2006, other than the Buyer Option issued to the Company to purchase 30% of its capital stock subject to approval of the Company’s stockholders. This approval was received in June 2006, but exercise of the Buyer Option by the Company had not yet been consummated at October 1, 2006. Accordingly, at October 1, 2006, the Company owned 70% of Optex’s common stock. The Company exercised its Buyer Option to purchase the remaining 30% of Optex’s common stock on December 29, 2006 as more fully discussed in Note 18.

Note 9 – Discontinued Operations

In September 2005, the Company made the decision to no longer sell the products of its Novalog subsidiary. Consequently, the accompanying consolidated financial statements reflect Novalog as discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets. The results of operations and cash flows of Novalog’s business have been classified as discontinued for all periods presented. The statements of cash flows for fiscal 2005 and fiscal 2004 have been restated to segregate the effect of Novalog’s discontinued operations on the cash flows from operating, investing and financing activities. Novalog had total revenues of $0, $97,800 and $233,100 in fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

Note 10 – Related Party Transactions

In December 2005, the Company amended and restated its consulting agreement entered into in May 2005 and amended in August 2005, with one of the Company’s directors, Chris Toffales, and his consulting firm, CTC Aero, LLC, of which he is sole owner. The December 2005 amendment extended the term of the agreement from one year to three years, increased the monthly consulting fee for business development services from $15,000 to $21,000 per month and changed the terms for payment of any success fee that may be earned by CTC Aero and Mr. Toffales in connection with potential acquisition activities of the Company. Pursuant to the December 2005 amendment, future acquisition success fees, if any, will be payable in unregistered shares of the Company’s common stock in an amount equal to between 5% and 1% of the total purchase price paid by the Company for such acquisition, which percentage decreases are based upon the total acquisition purchase price, and valued at the same per share purchase price as agreed upon in the applicable acquisition. The minimum success fee, if any, remains unchanged by the December 2005 amendment at $150,000. The Company also will pay an additional amount in cash equal to 35% of the success fee. Pursuant to this consulting agreement, CTC Aero and Mr. Toffales earned a success fee of $500,000 in connection with the Initial Acquisition of Optex, which fee is a portion of the total purchase price of the Optex transaction. (See Note 2.) Although this fee currently is payable in cash, the Company has received stockholder approval to pay this fee with 192,308 shares of Common Stock in lieu of cash. If Mr. Toffales or CTC Aero elect to receive this fee in Common Stock, an additional $175,000 in cash will be paid to Mr. Toffales or CTC Aero to offset the tax consequences of the stock payment pursuant to the December 2005 amendment to the consulting agreement. CTC Aero also earned a fee of $127,500 in connection with the private placement of the convertible debt entered into by the Company to partially finance the Initial Acquisition of Optex, which was paid by the debt holders. (See Note 3). In fiscal 2006, Mr. Toffales also earned $15,000 for due diligence services provided in connection with the Initial Acquisition of Optex and $234,000 for the provision of strategic planning and business development services and approximately $100,900 during fiscal 2005 for such services.

In December 2005, the Company entered into the Initial Acquisition of Optex and purchased 70% of the issued and outstanding capital stock of Optex from Timothy Looney for the following consideration: (a) an initial cash payment of $14.0 million; (b) an additional $64,200 which was paid in July 2006 after completion of Optex’s 2005 audit; and (c) a potential payment of up to an additional $4.0 million in a cash earnout based upon the percentage of net cash flow generated from the Optex business for fiscal 2006 and each of the subsequent two fiscal years. The Company also entered into the Buyer Option agreement with Mr. Looney, whereby the Company agreed to purchase the remaining 30% of the issued and outstanding capital stock of Optex from Mr. Looney if certain conditions were met, including the approval by the Company’s stockholders of the issuance to Mr. Looney of 2,692,307 shares of the Company’s Common Stock as consideration for the exercise of the Buyer Option. In connection with the transaction in December 2005, Mr. Looney became an officer of the Company and remains an officer and director of Optex. The Company exercised the Buyer Option on December 29, 2006 and issued Mr. Looney 2,692,307 shares of the Company’s common stock and a one year $400,000 unsecured, promissory note payable pursuant thereto on December 29, 2006 in consideration for certain amendments relating to the Buyer Option agreement. (See Note 18). The Company is required to file a registration statement covering the potential resale of those shares by Mr. Looney. As a result of this issuance, Mr. Looney became a greater than 10% stockholder of the Company. In January 2007, the Company amended its earnout agreement with Mr. Looney to extend it for an additional year, with a reduction to $3.9 million in the maximum potential payment, in consideration for Mr. Looney providing the Company’s Optex subsidiary with a term loan providing for advances of up to $2 million, maturing on the earlier of February 2009 or sixty days after retirement of the Company’s senior debt. (See Note 18).

As described more fully in Note 3, in order to finance the Initial Acquisition of Optex, in December 2005, the Company closed a private placement with Pequot consisting of senior subordinated secured convertible Notes in the original aggregate principal amount of $10.0 million and issued to Pequot four-year Warrants to purchase an aggregate of 1,346,154 shares of the Company’s Common Stock at an exercise price of $3.10 per share. The Notes were issued in two series, both of which bear interest at 3.5% per annum, which rate is subject to potential reduction over time. One series of

Notes, with an aggregate face amount of $7,445,493, matures on December 30, 2009, and the other series of Notes, with an aggregate face amount of $2,554,507, initially matured on December 30, 2007, but in connection with the assignment of the Notes to the Company’s new senior lenders in December 2006, the new senior lenders elected to extend the maturity date of the second series of Notes to December 30, 2009. The principal and interest under the Notes was initially convertible into shares of Common Stock at a conversion price per share of $2.60 and the Warrants were initially exercisable for shares of Common Stock at an exercise price per share of $3.10, subject to adjustment for stock splits, stock dividends, recapitalizations and the like and for certain price dilutive issuances. As a result of the issuance of new warrants to the new senior lenders in the December 2006 refinancing of the Company’s senior debt, the Notes automatically became convertible at a conversion price of $1.30 per share and the Warrants automatically became exercisable at an exercise price of $1.30 per share and the number of shares purchasable under such Warrants automatically increased from 1,346,154 to 3,210,060. Subject to certain conditions and limitations, the principal and interest under the Notes also may be repaid with shares of Common Stock. The conversion and exercise of the Notes and Warrants into an aggregate number of shares of Common Stock exceeding 19.99% of the Company’s outstanding Common Stock prior to the closing of the private placement has been approved by the Company’s stockholders. As a result of the private placement, Pequot was deemed to be a beneficial owner of greater than 10% of the Company’s Common Stock because of the conversion feature of the Notes. However, in December 2006, Pequot agreed to a blocking term preventing their beneficial ownership from exceeding 9.9% of the Company’s outstanding common stock. In connection with assignment of the Notes in December 2006, each of the new senior lenders agreed to include a blocking term limiting each of the Note holders’ beneficial ownership at any given time to less than 4.99% (and in no event more than 9.99%) of the Company’s outstanding Common Stock. Accordingly, Pequot is no longer deemed to be a beneficial owner of greater than 10% of the Company’s outstanding Common Stock, and neither of the new purchasers of the Pequot Notes are deemed to be a beneficial owner of greater than 10% of the Company’s Common Stock.

Note 11 – Composition of Certain Financial Statement Captions

Accounts receivable and unbilled revenues on uncompleted contracts are largely derived from the Company’s contracts with various U.S. government agencies and contractors, as shown below.

	October 1, 2006	October 2, 2005

Accounts receivable and unbilled revenues on uncompleted contracts:
U.S. government	$5,816,100	$2,763,300
Other customers	325,500	465,500

	6,141,600	3,228,800

Less allowance for doubtful accounts	(131,000)	(70,000)

	$6,010,600	$3,158,800

Unbilled amounts of $1,908,500 and $1,968,800 at October 1, 2006 and October 2, 2005, respectively, represent contract revenues for which billings have not been presented to customers at year-end. These amounts are billed in accordance with applicable contract terms, usually within 30 days. Included in these amounts are unbilled retentions of $181,700 and $160,300 at October 1, 2006 and October 2, 2005, respectively. The unbilled retentions are normally collected upon final audit of costs by the U.S. government.

	October 1, 2006	October 2, 2005

Inventory:
Work in process	$5,889,000	$4,135,600
Raw materials	3,870,300	241,100
Finished goods	541,000	62,600

	10,300,300	4,439,300
Less reserve for obsolete inventory	(3,565,200)	(3,275,000)

	$6,735,100	$1,164,300

In August 2005, the Company adopted the average cost method for valuation of cost of product inventory at its Costa Mesa operation. Prior to that time, the Company used the first-in, first-out method for valuation of product inventory. This change in accounting principle was applied in the fourth fiscal quarter of the fiscal year ended October 2, 2005 and did not result in a material change in valuation of product inventory. Title to all inventories remains with the Company. Inventoried materials and costs relate to work in process on customers’ orders and on the Company’s generic module parts and memory stacks, which the Company anticipates it will sell to customers including potential R&D contracts. Work in process includes amounts that may be sold as products or under contracts. Such inventoried costs are stated generally at the total of the direct production costs including overhead. Inventory valuations do not include general and administrative expenses. Inventories are reviewed quarterly to determine salability and obsolescence.

Optex has adopted the “first-in-first-out” method for valuation of its product inventory. Optex’s product inventory is recorded net of customer deposits received that are considered advanced payments for purchase of inventory, which advanced payments totaled $3,413,000 at October 1, 2006.

Costs on long-term contracts and programs in progress represent recoverable costs incurred. The Company’s marketing involves the identification and pursuit of specific government budgets and programs. The Company is frequently involved in the pursuit of a specific anticipated contract that is a follow-on or related to an existing contract. The Company often determines that it is probable that a subsequent award will be successfully received, particularly if continued progress can be demonstrated against anticipated technical goals of the projected new program while the government goes through its lengthy process required to allocate funds and award contracts. Accordingly, the Company from time-to-time capitalizes material, labor and overhead costs expected to be recovered from a probable new contract. Due to the uncertain timing of such contracts, the Company maintains significant reserves for this inventory to avoid overstating its value. The net book value of such capitalized pre-contract costs, which are included in the caption work in process, at October 1, 2006 and October 2, 2005 was $403,100 and $462,500, respectively.

The Company’s property and equipment at October 1, 2006 and October 2, 2005 is shown below.

	October 1, 2006	October 2, 2005

Property and equipment:
Engineering and production equipment	$16,539,200	$13,744,500
Furniture and fixtures	529,300	432,500
Construction in progress	111,600	—
Leasehold improvements	1,975,600	1,801,800

	19,155,700	15,979,800

Less accumulated depreciation and amortization	(13,617,800)	(11,563,400)

	$5,537,900	$4,415,400

The net book value of assets under capital leases at October 1, 2006 and October 2, 2005 was approximately $99,700 and $263,200, respectively, which are net of accumulated depreciation of approximately $123,500 and $238,500, respectively.

The Company’s intangible assets consist of patents and trademarks related to the Company’s various technologies, largely patents, capitalized software and certain identified intangible assets purchased pursuant to the Initial Acquisition of Optex. (See Note 2).

	October 1,	October 2,
	2006	2005
Intangible assets, net:
Patents and trademarks	$1,328,900	$1,145,700
Software	2,258,300	2,146,500
Purchased intangibles	2,226,000	—

	5,813,200	3,292,200
Less accumulated amortization	(2,864,400)	(1,901,900)

	$2,948,800	$1,390,300

Purchased intangible assets and capitalized software are being amortized on a straight-line basis over their useful life of two to eight years. Capitalized costs of patents and trademarks include amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of patent and trademark applications. These assets are amortized on a straight-line method over the shorter of their estimated useful or legal life.

The patent and trademark amortization expense for the fiscal years ended October 1, 2006 and October 2, 2005 was $122,700 and $106,100, respectively. The amortization of purchased identifiable intangible assets in fiscal 2006 was $533,500. The unamortized balance of intangible assets is estimated to be amortized as follows:

	Estimated Amortization Expense
For the Fiscal Year	Patents and trademarks	Software	Purchased intangibles
2007	$132,200	$237,700	$711,400
2008	$132,200	$198,300	$278,300
2009	$132,200	$6,800	$133,900
2010	$119,800	—	$133,900
2011	$98,300	—	$133,900

The Company reviews its intangible assets for impairment when and if impairment indicators occur as required by SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). At October 1, 2006, management believed no indications of impairment existed.

Accrued expenses as of October 1, 2006 and October 2, 2005 consisted of the following:

	October 1,	October 2,
	2006	2005
Accrued expenses:
Salaries and wages	$425,400	$366,500
Vacation	631,000	464,700
Payroll taxes	42,600	35,000
Interest	191,000	—
Deferred rent, Optex	127,700	—
Other accrued expenses	388,300	183,500

	$1,806,000	$1,049,700

Note 12 - Commitments and Contingencies

The Company leases certain facilities and equipment under cancelable and non-cancelable operating and capital leases. Future minimum payments under capital lease obligations and operating lease commitments for the next five years as of October 1, 2006 are as follows:

Fiscal Year	Capital Leases	Operating Leases
2007	$81,500	$1,094,900
2008	42,100	1,118,800
2009	11,100	362,600
2010	—	101,400
2011	—	—

Future minimum lease payments	$134,700	$2,677,700

Less amount representing interest	15,600

Present value of net minimum lease payments	$119,100

Total rent expense for operating leases amounted to $951,900, $658,900 and $671,900 for the fiscal years ended October 1, 2006, October 2, 2005 and October 3, 2004, respectively. In accordance with SFAS No. 13, rent expense is recognized on a straight-line basis over the lease period. The Company’s Optex leases include free rent periods. At October 2, 2006, deferred rent (representing the cumulative difference between rent paid and the rent expense recognized) was $127,700 for the Optex facility leases.

The Company’s reimbursable indirect expense rates for government contracts have been audited through the fiscal year ended September 28, 2003. The Federal Government has a proposed claim for recovery of $152,400 pursuant to the fiscal 2001 indirect rate audit. Pursuant to Federal Acquisition Regulations, the Company believes that it has a basis for waiver of this claim and has submitted a formal request for such waiver. Therefore, the accompanying consolidated financial statements do not include any accrual for potential loss, if any, related to this claim. This request is currently pending. Government indirect rate audits for the fiscal years October 3, 2004, October 2, 2005 and October 1, 2006 have not yet been scheduled.

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

In August 2004, a consultant who was engaged by the Company’s iNetWorks subsidiary to locate capital for iNetWorks filed a lawsuit in Orange County Superior Court for breach of contract against iNetWorks and against the Company as the alleged alter ego of iNetWorks. In his complaint, the consultant alleged that iNetWorks breached a Finder’s Agreement with the consultant and sought an unspecific amount of damages. In October 2005, the Company and its iNetWorks subsidiary entered into a settlement agreement with respect to this lawsuit. Pursuant to this agreement, the Company issued 40,000 shares of its common stock, valued at $94,800, to this consultant, with piggyback registration rights, and the consultant dismissed the lawsuit in October 2005 and released the Company and iNetWorks from any and all claims related to his prior interactions with the Company and iNetWorks. Since the amount of the settlement was determinable in September 2005, the settlement was expensed in fiscal 2005 and has been presented in other expense in the accompanying consolidated statement of operations for the year ended October 2, 2005.

The Company has been, and may from time to time, become a party to various other legal proceedings arising in the ordinary course of its business. Management does not presently know of any such matters, the disposition of which it believes would be likely to have a material effect on the Company’s consolidated financial position, results of operations or liquidity.

Note 13 – Income Taxes

The (provision) benefit for income taxes is comprised of:

	Fiscal year ended
	October 1, 2006	October 2, 2005	October 3, 2004
Current federal	$205,800	$—	$—
Current state	36,300	16,100	19,100
Deferred federal	(208,000)	—	—
Deferred state	—	—	—

Provision for income tax expense	$34,100	$16,100	$19,100

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to loss before provision for income taxes. The sources and tax effects of the differences are as follows:

	Fiscal year ended
	October 1, 2006	October 2, 2005	October 3, 2004
Income tax provision (benefit) at the federal statutory rate of 34%	$(2,872,300)	$(545,000)	$(1,359,400)
State income tax provision, net of federal benefit	36,300	16,100	19,100
Expiration of operating loss carryforwards	188,400	—	—
Purchase accounting	1,067,000	—	—
Other	3,400	—	—
Valuation allowance changes affecting the provision for income taxes	1,611,300	545,000	1,359,400

	$34,100	$16,100	$19,100

The tax effect of significant temporary items comprising the Company’s deferred taxes as of October 1, 2006 and October 2, 2005, are as follows:

	October 1, 2006	October 2, 2005
Current deferred tax assets:
Reserves not currently deductible	$518,000	$363,000
Less valuation allowance	(518,000)	(363,000)
Current deferred tax liabilities:
Contract accounting	(485,800)	—

Net current deferred tax assets (liabilities)	(485,800)	—

Non-current deferred tax assets:
Operating loss carryforwards	39,680,000	37,321,000
Tax credit carryforwards	2,159,000	2,209,000
Valuation allowance	(41,162,000)	(39,530,000)
Non-current deferred tax liabilities:
Intangible assets from Optex acquisition	(677,000)	—

Net non-current deferred tax asset (liability)	$—	$—

At October 1, 2006, the Company had net operating loss carryforwards of approximately $107,000,000 for financial reporting and federal income tax purposes expiring in varying amounts from fiscal year 2007 through fiscal year 2026, and $37,000,000 for California tax purposes expiring in varying amounts from fiscal year 2007 through fiscal year 2016, available to offset future federal and California taxable income. In addition, as of October 1, 2006, the Company had investment tax credits and qualified research credits of $542,000 and $1,615,000, respectively, expiring in varying amounts through fiscal year 2026 and available to offset future income taxes. The ability of the Company to utilize the net operating loss and credit carryforwards is likely to be restricted by certain provisions of the Internal Revenue Code due to changes in ownership of the Company’s common stock.

Optex was formed in 1987 as a Texas S Corporation. From inception through December 30, 2005, Optex’s taxable income or loss was reflected on its sole shareholder’s personal tax return, and Optex was not required to pay federal income taxes as a result of the election of S Corporation status. On December 30, 2005, its former sole shareholder sold 70% of the outstanding common stock to the Company, and income tax regulations required Optex to become subject to corporate income taxation as a Texas C Corporation effective December 30, 2005. Upon conversion to a C Corporation, Optex recorded deferred tax liabilities of $693,800 to provide for income taxes that were not then currently payable related to pre-acquisition operations. During Optex’s nine month period ended October 1, 2006 approximately $206,000 of this amount became payable. Optex was ineligible to become a member of the Company’s consolidated tax group because it was not at least 80% owned by the Company during fiscal 2006. Therefore, for fiscal 2006 Optex is a separate entity for income tax reporting purposes, and its taxable income cannot be combined with or sheltered by the Company’s operating loss.

Note 14 – Stock Option and Incentive Plans and Employee Retirement Plans

In October 2000, the Board of Directors approved the 2000 Non-Qualified Option Plan (the “2000 Plan”). Under the 2000 Plan, options to purchase an aggregate of 75,000 shares of the Company’s common stock may be granted to both key management employees and non-employee directors. Options granted under the 2000 Plan may only be non-statutory stock options. Requirements for participation, exercise price and other terms of the 2000 Plan are similar to the 1999 Plan except for the limitation to non-statutory options. As of October 1, 2006, options to purchase 45,000 shares of the Company’s common stock at an exercise price of $26.56 per share were outstanding and exercisable under the 2000 Plan.

In December 2000, the Board of Directors approved the 2001 Stock Option Plan (the “2001 Plan”). Under the 2001 Plan, options to purchase an aggregate of 75,000 shares of the Company’s common stock may be granted to both key management employees and non-employee directors. The 2001 Plan was ratified by stockholders at the Company’s Annual Stockholders Meeting in March 2001. Options granted under the 2001 Plan may be either incentive stock options or non-statutory stock options. Requirements for participation, exercise price and other terms are similar to the 1999 Plan. As of October 1, 2006, options to purchase 25,000 shares of the Company’s common stock at an exercise price of $1.15 per share were outstanding and exercisable under the 2001 Plan.

In October 2001, the Board of Directors adopted the 2001 Non-Qualified Option Plan, pursuant to which options to purchase an aggregate of 1,500,000 shares of the Company’s common stock may be granted to attract and retain employees and directors. Only non-statutory options may be issued under the 2001 Non-Qualified Option Plan. As of October 1, 2006, options to purchase 842,100 shares of the Company’s common stock were outstanding and exercisable under the 2001 Non-Qualified Option Plan, at exercise prices ranging from $0.77 to $1.35 per share.

In December 2002, the Board of Directors adopted the 2003 Stock Incentive Plan (the “2003 Plan”), pursuant to which options to purchase an aggregate of 1,500,000 shares of the Company’s common stock may be granted to employees, directors and bona fide consultants of the Company and its subsidiaries. Incentive stock options, non-statutory stock options and restricted stock grants may be issued under the 2003 Plan. The 2003 Plan was approved and ratified by stockholders at the Company’s 2003 Annual Stockholders Meeting in March 2003. At the Company’s Annual Stockholders Meeting in March 2004, the Company’s stockholders approved an amendment to the 2003 Plan increasing the number of shares of common stock issuable pursuant to options or restricted stock grants under the 2003 Plan from an aggregate of 1,500,000 shares to an aggregate of 2,400,000 shares. At the Company’s Annual Stockholders Meeting in March 2005, the Company’s stockholders approved an additional amendment to the 2003 Plan increasing the number of shares of common stock issuable pursuant to options or restricted stock grants under the 2003 Plan from an aggregate of 2,400,000 shares to an aggregate of 4,900,000 shares. As of October 1, 2006, options to purchase 3,623,100 shares of the Company’s common stock were outstanding under the 2003 Plan at exercise prices ranging from $1.04 to $3.62 per share, of which options to purchase 3,328,100 shares were exercisable at October 1, 2006. In addition, 17,500 shares of restricted stock were issued pursuant to the 2003 Plan prior to the 2003 Plan’s termination, all in fiscal 2006.

At the Company’s Annual Meeting of Stockholders in June 2006, the Company’s stockholders approved the Company’s 2006 Omnibus Incentive Plan (the “2006 Plan”), which is designed to serve as a comprehensive equity incentive program to attract and retain the services of individuals essential to the Company’s long-term growth and financial success. The 2006 Plan permits the granting of stock options (including both incentive and non-qualified stock options), stock-only stock appreciation rights, restricted stock and restricted stock units, performance awards of cash, stock or property, dividend equivalents and other stock grants. Upon approval of the 2006 Plan in June 2006, the Company’s 2003 Stock Incentive Plan, 2001 Compensation Plan, 2001 Non-Qualified Stock Option Plan, 2001 Stock Option Plan, 2000 Non-Qualified Stock Option Plan and 1999 Stock Option Plan (the “Prior Plans”) were terminated, but existing options issued pursuant to the Prior Plans remain outstanding in accordance with the terms of their original grants. The aggregate number of shares of Common Stock that may be issued under all stock-based awards made under the 2006 Plan is 1,900,000 shares. In addition, the number of shares of Common Stock reserved under the 2006 Plan will automatically be increased on the first day of each fiscal year, beginning on October 2, 2006, in an amount equal to the lesser of (a) 1,000,000 shares or (b) such lesser number as determined by the Board. Under the 2006 Plan, options and restricted stock may be granted to the Company’s employees, directors and bona fide consultants. As of October 1, 2006, there were no options to purchase shares of the Company’s common stock outstanding under the 2006 Plan, and 12,000 shares of restricted stock had been issued pursuant to the 2006 Plan.

The following table summarizes restricted stock grants outstanding as of October 1, 2006 as well as activity during fiscal 2006:

	Restricted Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at October 2, 2005	—	$—
Granted	29,500	1.90
Forfeited	—	—

Outstanding at October 1, 2006	29,500	$1.90

The exercise prices of stock options granted during the three fiscal years ended October 1, 2006 were equal to the closing price of the Company’s common stock at the date of grant. The following table summarizes stock options outstanding as of October 1, 2006 as well as activity during the three-fiscal year period then ended:

	No. of Shares	Weighted Average Exercise Price
Options outstanding at September 28, 2003	2,442,200	$2.21
Granted	1,317,300	3.12
Exercised	(653,500)	1.14
Cancelled	(71,000)	1.65
Expired	(19,700)	43.31

Options outstanding at October 3, 2004	3,015,300	$2.53
Granted	2,367,600	2.35
Exercised	(128,900)	1.44
Cancelled	(115,300)	2.43
Expired	(15,700)	33.93

Options outstanding at October 2, 2005	5,123,000	$2.38
Granted	157,500	2.53
Exercised	(328,850)	1.91
Cancelled	(415,150)	2.44
Expired	(1,300)	36.88

Options outstanding at October 1, 2006	4,535,200	$2.40

Options exercisable at October 1, 2006	4,228,400	$2.42

For fiscal years 2006, 2005, and 2004, the weighted-average grant-date fair value of options granted was $1.47, $0.95, and $1.24, respectively. For fiscal year 2006, the total intrinsic value of options exercised was $170,300. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option, determined as of the date of the option exercise.

A summary of outstanding options and exercisable options under the Company’s 2000, 2001, 2003 and 2006 Qualified and Non-Qualified Plans at October 1, 2006 is shown below.

	Outstanding Options				Exercisable Options
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.77 - $1.16	946,100	5.5	$1.06	$245,300	946,100	$1.06	$245,300
1.17 -1.70	599,000	6.6	1.39	3,100	544,500	1.37	3,100
1.71 -2.51	1,218,700	8.5	2.19	—	998,700	2.18	—
2.52 -3.62	1,726,400	8.1	3.01	—	1,694,100	3.01	—
26.56	45,000	4.2	26.56	—	45,000	26.56	—

	4,535,200				4,228,400

At October 1, 2006, there were stock options outstanding to purchase a total of 4,535,200 shares of our common stock at a weighted average exercise price of $2.40, of which 4,228,400 were exercisable at a weighted average exercise price of $2.42. The aggregate intrinsic values set forth in the above table represent the total pre-tax intrinsic values, based on our closing stock price of $1.32 as of September 29, 2006, and assuming all the optionees had exercised their options as of that date. Also, at October 1, 2006, approximately 972,400 of the 4,228,400 exercisable options were “in-the-money-options” based on the closing price as of September 29, 2006, the last trading date prior to October 1, 2006. By comparison, at October 2, 2005, “in-the-money-options” exercisable to purchase a total of 3,104,900 shares were outstanding at a weighted-average exercise price of $1.37 per share; and at October 3, 2004, “in-the-money-options” exercisable to purchase a total of 1,660,700 shares were outstanding at a weighted average exercise price of $1.20 per share. The weighted average remaining contractual life of those options exercisable at October 1, 2006 was 7.4 years.

The Boards of Directors of the Company’s subsidiaries, except for Optex, have adopted, and the Company has approved, stock option plans. Under the subsidiary option plans, options may be granted to employees, non-employee directors and other individual service providers of the subsidiary or the Company. Options granted under the subsidiary option plans may be either incentive stock options or non-statutory stock options. As of October 1, 2006, the Company’s subsidiaries have granted outstanding options to purchase an aggregate of 11,362,000 shares of their respective common stock, all of which options were exercisable at October 1, 2006. (See Note 8).

In fiscal 1982, the Company established an employee retirement plan, which is effective for fiscal year 1982 and thereafter. This plan provides for annual contributions to the Company’s Stock Bonus Trust (“SBT”) to be determined by the Board of Directors and which will not exceed 15% of total payroll. At the discretion of the Trustee, the SBT will purchase common stock at fair market value or other interest-bearing securities or investments for the accounts of individual employees who will gain a vested interest of 20% in their accounts after their first year of service, and 20% each year of service thereafter, until fully vested after five years of service. That portion of cash or stock held in an employee’s account and not vested at termination of employment will be redistributed in accordance with a prearranged formula. Management believes that the contributions made by the Company to the SBT, to the extent they relate to government cost-plus-fixed-fee contracts, will be reimbursable by the U.S. government. In fiscal years 2006, 2005 and 2004, the Company’s contributions to the SBT were 505,600, 401,500 and 532,200 shares of common stock, respectively, which had estimated market values of $1,200,000, $900,000 and $725,000, respectively. In November 2004, the Company issued 12,200 shares of its common stock to the SBT to effectuate an accrued fiscal 2004 contribution of $26,900. In November 2004, the Company also issued 363,600 shares to the SBT with an estimated market value of $800,000 to effectuate a contribution for fiscal 2005. In September 2005, the Company issued 37,900 shares of its common stock with a market value of $100,000 to the SBT as a additional contribution for fiscal 2005. In October 2005, the Company issued 421,900 shares to the SBT with an estimated market value of $1,000,000 to effectuate a contribution for fiscal 2006. In December 2005, the Company issued 83,700 shares to the SBT with an estimated market value of $200,000 to effectuate an additional contribution for fiscal 2006.

In September 2002, the Company authorized a non-qualified retirement plan for key employees with service then in excess of twelve years and an initial contribution to this plan of 100,000 shares of the Company’s common stock, to be effectuated upon completion of appropriate plan documentation. The Company accrued $110,000 of expense for this contribution at September 29, 2002, the market value of the shares on the date that the contribution was authorized, and the shares were issued in June 2003 to a Rabbi Trust to be held for the benefit of this plan’s beneficiaries. In September 2003, the Company authorized an additional contribution of 100,000 shares of the Company’s common stock to this plan. The shares, with a market value of $140,000, were issued to the Rabbi Trust in September 2003. In June 2004, the Company authorized an additional contribution of 100,000 shares of the Company’s common stock to the plan. The shares, with a market value of $232,000, were issued to the Rabbi Trust in July 2004. In November 2004, the Company authorized an additional contribution of 100,000 shares of the Company’s common stock to the plan. The shares, with a market value of $220,000, were issued to the Rabbi Trust in December 2004. In October 2005, the Company authorized a fiscal 2006 contribution of 100,000 shares of the Company’s common stock to the plan. The shares, with a market value of $237,000, were issued to the Rabbi Trust in October 2005.

Note 15 – Concentration of Revenues and Sources of Supply

In fiscal 2006, direct contracts with the U.S. government accounted for 61% of the Company’s total revenues, and second-tier government contracts with prime government contractors accounted for 33% of total revenues. The remaining 6% of the Company’s total revenues were derived from non-government sources. Of the revenues derived directly or indirectly from U.S. government agencies, the U.S. Army, DARPA, General Dynamics, a government contractor, and the U.S. Air Force accounted for 32%, 14%, 14% and 12%, respectively, of total revenues. Loss of any of these customers would have a material adverse impact on our business, financial condition and results of operations. No single non-governmental customer accounted for more than 10% of the total consolidated revenues.

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

Optex manufactures its own products in its leased facilities in Richardson, Texas, largely through assembly of parts, many of which are available from a variety of sources. Optex’s largest suppliers are Litton Electro-Optical Systems, Hoya Optics, Qioptiq Imaging Solutions and Spartech Corporation. However, some of Optex’s products currently incorporate components purchased from single sources of supply. The financial pressure surrounding the refinancing of our debt has limited the Company’s ability to supplement Optex’s working capital used to purchase parts and materials from its suppliers. If supply from single supply sources is materially disrupted, requiring Optex to obtain and qualify alternate sources of supply for such components, the Company’s revenues could decline, its reputation with customers could be harmed, and its business and results of operations could be adversely affected.

Note 16 – Summarized Quarterly Financial Information (Unaudited)

The following table presents the Company’s operating results for each of the eight fiscal quarters in the period ended October 1, 2006. The information for each of these quarters is unaudited and has been prepared on the same basis as the Company’s audited consolidated financial statements. In the opinion of management, all necessary adjustments have been included to fairly present the unaudited quarterly results. This data should be read together with the consolidated financial statements and the notes thereto included herein.

	Quarter Ended
	January 1, 2006	April 2, 2006	July 2, 2006	October 1, 2006

Fiscal 2006
Total revenues	$4,781,000	$7,857,500	$8,697,000	$9,490,200
Loss from operations	(1,111,200)	(1,671,400)	(1,084,700)	(1,817,300)
Loss from continuing operations	(1,123,700)	(2,458,300)	(1,572,600)	(3,326,800)
Gain (loss) from discontinued operations	(1,400)	—	—	1,200
Net loss	(1,125,100)	(2,458,300)	(1,572,600)	(3,325,600)

Net loss per share:
From continuing operations	(0.06)	(0.13)	(0.08)	(0.17)
From discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)

Basic and diluted net loss per share	$(0.06)	$(0.13)	$(0.08)	$(0.17)
Weighted average shares outstanding	19,194,300	19,474,700	19,695,500	19,713,200

	January 2, 2005	April 3, 2005	July 3, 2005	October 2, 2005

Fiscal 2005
Total revenues	$4,133,300	$6,070,400	$6,198,800	$6,646,500
Loss from operations	(1,161,600)	(111,300)	(34,900)	(173,900)
Loss from continuing operations	(1,173,400)	(119,600)	(46,800)	(279,400)
Loss from discontinued operations	(2,800)	(14,300)	(12,000)	(148,200)
Net loss	(1,176,200)	(133,900)	(58,800)	(427,600)

Net loss per share:
From continuing operations	(0.07)	(0.01)	(0.00)	(0.01)
From discontinued operations	(0.00)	(0.00)	(0.00)	(0.01)

Basic and diluted net loss per share	$(0.07)	$(0.01)	$(0.00)	$(0.02)
Weighted average shares outstanding	17,953,300	18,431,900	18,514,100	18,573,300

Note 17 – Reportable Segments

Pursuant to the Company’s reorganization of its operations in fiscal 2003 to provide more effective access to its administrative, marketing and engineering resources across all sectors of its business and to reduce expenses, the Company began to manage its operations in fiscal 2004 in only two reportable segments, the contract research and development segment and the product segment. The Company manages its Optex subsidiary as part of its product segment.

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

Currently, the Company’s product segment primarily consists of the sale of various optical and optical-mechanical assemblies sold through its Optex subsidiary and stacked semiconductor chip assemblies and miniaturized cameras sold through its Costa Mesa operations. The Company’s Costa Mesa products typically contain substantial intellectual property of the Company relating to miniaturized electronics and sensors. Optex’s products are typically built to prints supplied by its customers. The Company discontinued operations related to infrared communications chips in September 2005. The Costa Mesa products contributed approximately 5% of total revenues and approximately 10% of product sales for the year ended October 1, 2006. Therefore, the operations of our Optex subsidiary effectively represent the operations of our product segment in fiscal 2006.

The Company’s management evaluates financial information to review the performance of the Company’s research and development contract business separately from the Company’s product business, but only to the extent of the revenues and the cost of revenues of the two segments. Because the various indirect expense operations of the Company, as well as its assets, now support all of its revenue-generating operations in a matrix manner, frequently in circumstances in which a distinction between research and development contract support and product support is difficult to identify, segregation of these indirect costs and assets is impracticable. The revenues and gross profit or loss of the Company’s two reportable segments for fiscal years 2006, 2005 and 2004 are shown in the following table. The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies.

	Fiscal years ended
	October 1, 2006	October 2, 2005	October 3, 2004
Contract research and development revenue	$16,503,700	$20,664,300	$11,879,700
Cost of contract research and development revenue	13,588,500	15,310,100	7,785,900

Contract research and development segment gross profit gross profit	$2,915,200	$5,354,200	$4,093,800

Product sales	$14,263,200	$2,287,700	$1,724,300
Cost of product sales	12,830,800	1,944,100	1,744,000

Product segment gross profit (loss)	$1,432,400	$343,600	$(19,700)

Reconciliations of segment revenues to total revenues are as follows:

	Fiscal years ended
	October 1, 2006	October 2, 2005	October 3, 2004
Contract research and development revenue	$16,503,700	$20,664,300	$11,879,700
Product Sales	14,263,200	2,287,700	1,724,300
Other revenue	58,800	97,000	82,700

Total revenues	$30,825,700	$23,049,000	$13,686,700

Reconciliations of segment gross profit to loss from continuing operations before minority interest and provision for income taxes are as follows:

	Fiscal years ended
	October 1, 2006	October 2, 2005	October 3, 2004
Contract research and development segment gross profit	$2,915,200	$5,354,200	$4,093,800

Product segment gross profit (loss)	1,432,400	343,600	(19,700)

Net segment gross profit	4,347,600	5,697,800	4,074,100

Add (deduct)
Other revenue	58,800	97,000	82,700
General and administrative expense	(9,737,000)	(6,447,000)	(5,989,600)
Research and development expense	(353,700)	(829,500)	(2,069,300)
Interest expense	(1,226,000)	(43,000)	(82,800)
Settlement fee on debt default	(1,250,000)	—	—
Other expense	(317,800)	(94,800)	—
Gain (loss) on disposal of assets	1,100	(5,800)	(29,700)
Interest and other income	26,400	13,100	3,900

Loss from continuing operations before minority interest and provision for income taxes	$(8,450,600)	$(1,612,200)	$(4,010,700)

Note 18 – Subsequent Events

Debt Restructuring

On December 29, 2006, the Company completed a debt restructuring which included borrowing $8.25 million from an investor group headed by Longview Fund L. P. (“Longview”) under a two-year senior term note (“Term Loan”), issuance of five-year warrants to purchase 3.0 million shares of the Company’s common stock at $1.30 per share to Longview for no additional consideration (“Longview Warrants”), and repayment of the Company’s borrowings from Square 1 Bank of approximately $5.9 million (See Note 4). Simultaneous with these transactions, Longview acquired the Company’s outstanding $10.0 million Series 1 and 2 subordinated secured convertible notes (“Notes”) from Pequot (see Note 3).

The $8.25 million Term Loan bears interest at 11% and requires only quarterly interest payments until maturity. Interest payments may be made in cash or at the Company’s election in shares of the Company’s common stock valued at 80% of specified closing prices. If there is an uncured event of default in the Company’s compliance with the conditions of the Term Loan, Longview can require immediate repayment of all outstanding amounts and the Term Loan’s interest rate can increase to 18%, which must be paid in cash. Principal payments in any amount may be made without premium or penalty at any date prior to maturity with 15 days notice to Longview; however, any principal balance outstanding at the Term Loan’s maturity must then be repaid at 110% of the outstanding principal balance. The Term Loan is secured by a first priority lien on all assets of the Company and of Optex as well as all Company owned shares of the capital stock of Optex.

The Longview Warrants’ exercise price is subject to adjustment for the effects of stock splits, stock dividends, recapitalizations, and similar transactions affecting all holders of common stock. The exercise price is also subject to reduction, pursuant to anti-dilution features in the warrants and subject to certain exempted transactions, if the Company issues common stock at a per share price that is below the warrants’ then current exercise price. In such event, the exercise price is automatically reduced to the per share price at which the dilutive issuance occurred.

In connection with its acquisition of the Company’s Notes, Longview agreed: (i) to waive the events of default previously alleged by Pequot; (ii) to extend the maturity date of the Series 2 Notes from the original date of December 30, 2007 to December 30, 2009 (the same maturity date as the Series 1 Notes); and (iii) to be subject to a blocker that would prevent each member of the Longview group stock ownership at any given time from exceeding 4.99% of the Company’s outstanding common stock (which percentage may increase, but never above 9.99%). Additionally, as a result of the issuance of the Longview Warrants, the conversion price of the Notes automatically reduced to $1.30 per share from $2.60 per share pursuant to anti-dilution provisions in the Notes. All other terms of the Notes were unchanged from the discussion in Note 3.

The Company also entered into a Settlement Agreement and Mutual Release with Pequot in connection with Longview’s acquisition of the Company’s Notes. Under this agreement Pequot and the Company mutually released each other for claims and actions taken prior to Pequot’s sale of the Notes to Longview, and the Company agreed to pay Pequot: (i) a settlement payment of $1.25 million; (ii) interest on the Notes from September 30, 2006 through December 29, 2006, amounting to approximately $540,000, at the default rate of the stated rate of 3.5% plus an additional 18% as specified in the terms of the Notes; (iii) $230,000 for attorney’s fees and expenses; and (iv) $25,000 for entering into an agreement to waive Pequot’s rights to designate a director to sit on the Company’s Board of Directors and agreeing to limit Pequot’s ownership of the Company’s stock at any time to a maximum of 9.9%. As a result of the issuance of the Longview Warrants, the exercise price of the Pequot warrants discussed in Note 3 automatically reduced to $1.30 per share from $3.10 per share and the number of shares exercisable pursuant to the Pequot warrants increased from 1,346,154 shares to 3,210,059 shares of common stock pursuant to anti-dilution provisions in the Pequot warrants. As part of the debt restructuring transactions, Pequot agreed to immediately exercise warrants to purchase 1,346,154 shares of stock at $1.30 per share resulting in the Company receiving proceeds of $1.75 million. The accrued interest and attorney fees described above are payable on May 31, 2007.

The debt restructuring transactions settled the defaults existing at October 1, 2006 in the Company’s compliance with the terms of its debt agreements, eliminated the restrictive financial covenants in the debt agreements that caused these defaults, eliminated principal payment requirements in fiscal 2007 absent any defaults in its debt agreements, and increased the net amount of outstanding debt by approximately $2.3 million. Costs of the transactions includes approximately $14.4 million of noncash costs resulting from the creation of rights to purchase approximately 13.9 million shares of the Company’s common stock at a below market price of $1.30 per share at the transaction date, and payment of fees totaling approximately $2.4 million. Additionally, approximately $1.2 million of debt issuance costs and debt discount existing at the date of the debt modification will be written off. Of these aggregate amounts approximately $1.3 million has been recognized as a settlement fee on debt default (expense) in the fourth quarter of fiscal 2006, approximately $4.4 million will be recognized as loss on extinguishment of debt in the first quarter of fiscal 2007, and approximately $12.3 million will be recognized as additional interest expense over the future periods that the Term Loan and the Notes will be outstanding.

These amount are preliminary because the values assigned to the Longview Warrants and the modification of the Pequot warrants were estimated using the Black-Scholes option pricing model, which is generally used to determine the fair values of option and option-like financial instruments. However, both the Longview and Pequot warrants contain anti-dilution features that are not given any value by the Black-Scholes model. Accordingly, the Company will use an independent valuation specialist to determine the values to be used for these warrants.

The Square 1 Bank borrowings have been refinanced by proceeds from the Term Loan, which is a long-term debt instrument. Additionally, the retirement of the Square 1 Bank borrowings together with Longview’s waiver of certain conditions in the Notes result in the Notes no longer being in default. These actions allow the Company to classify both the Square 1 Bank borrowings and the Notes as long-term debt at October 1, 2006.

Exercise of Buyer Option

On December 29, 2006, the Company and Timothy Looney entered into an amendment (the “Amendment”) to the Stock Purchase Agreement, the Buyer Option Agreement and the Escrow Agreement between them dated December 30, 2005, in connection with the Company’s purchase of the remaining 30% of the issued and outstanding common stock of Optex Systems, Inc. from Mr. Looney. The Amendment eliminated a block trade guarantee of the Company and shortened the indemnification escrow period by six months. Simultaneously with the execution of the Amendment, the Company issued 2,692,307 shares of common stock to Mr. Looney in consideration for the remaining 30% of the issued and outstanding common stock of Optex. The issuance of these shares was previously approved by the Company’s stockholders at the Annual Meeting of Stockholders in June 2006. The shares are subject to a Registration Rights Agreement dated December 30, 2005. Mr. Looney is a Vice President of the Company and the President and a director of Optex.

In consideration for the Amendment, the Company issued an unsecured subordinated promissory note to Mr. Looney in the original principal amount of $400,000, bearing interest at a rate of 11% per annum. The principal and accrued interest under this note are due and payable in full to Mr. Looney on the earlier of December 29, 2007 and the date the debt owed to the New Investors is indefeasibly paid in full, unless earlier accelerated at Mr. Looney’s election upon certain events of default.

$2 Million Term Note

In January 2007, the Company amended its earnout agreement with Mr. Looney to extend it through December 2009, with a reduction to $3.9 million in the maximum potential payment, in consideration for Mr. Looney providing the Company’s Optex subsidiary with a secured subordinated term note providing for advances of up to $2 million, maturing on the earlier of February 2009 or sixty days after the retirement of the Company’s senior debt.

Debt Default Waivers

As a result of the Company’s failure to timely file its Form 10-K for the fiscal year ended October 1, 2006 and the resulting receipt of a Nasdaq Staff Determination concerning such late filing, the Company’s Series 1 and Series 2 Notes, Longview term loan, $400,000 unsecured subordinated promissory note and $2 million secured subordinated term note became in default. The Company has received waivers, dated January 26, 2007, which cure these defaults, provided that the Company files its Form 10-K by January 31, 2007.

S CHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
Fiscal year ended October 1, 2006:
Allowance for doubtful accounts	$70,000	$61,000	$—	$131,000
Inventory reserves	$3,275,000	$809,200	$519,000	$3,565,200

Fiscal year ended October 2, 2005:
Allowance for doubtful accounts	$85,000	$60,000	$75,000	$70,000
Inventory reserves	$3,318,000	$—	$43,000	$3,275,000

Fiscal year ended October 4, 2004:
Allowance for doubtful accounts	$57,700	$75,000	$47,700	$85,000
Inventory reserves	$3,275,000	$43,000	$—	$3,318,000

Irvine Sensors Corporation

Report of Inde pendent Registered Public Accounting Firm

To the Board of Directors

Irvine Sensors Corporation

Costa Mesa, California

We have audited the accompanying consolidated balance sheets of Irvine Sensors Corporation as of October 1, 2006 and October 2, 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended October 1, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Irvine Sensors Corporation as of October 1, 2006 and October 2, 2005, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended October 1, 2006, in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

As discussed in Note 1, effective October 3, 2005, the Company changed its method of accounting for stock-based employee compensation as a result of adopting SFAS No. 123(R), Share Based Payment.

/s/ Grant Thornton LLP

Irvine, California
January 26, 2007