Form 10-Q
period 2006-12-31
IRVINE SENSORS CORP/DE/
filed 2007-02-20
CIK 357108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

As of February 8, 2007, there were 25,172,143 shares of common stock outstanding.

IRVINE SENSORS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL PERIOD ENDED DECEMBER 31, 2006

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

IRVINE SENSORS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2006	October 1, 2006
Assets
Current assets:
Cash and cash equivalents	$1,278,000	$582,800
Restricted cash	39,500	42,800
Accounts receivable, net of allowance for doubtful accounts of $131,000 and $131,000, respectively	3,545,700	4,102,100
Unbilled revenues on uncompleted contracts	1,106,100	1,908,500
Inventory, net	8,686,100	6,735,100
Other current assets	318,000	120,900

Total current assets	14,973,400	13,492,200
Property and equipment, net	5,320,700	5,537,900
Intangible assets, net	3,672,800	2,948,800
Goodwill	12,119,200	9,103,600
Deferred costs	930,800	295,500
Deposits	117,800	117,800

Total assets	$37,134,700	$31,495,800

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,338,100	$5,269,700
Accrued expenses	2,624,400	1,806,000
Success fee payable to related party	500,000	500,000
Accrued estimated loss on contracts	98,600	68,300
Advance billings on uncompleted contracts	200,400	181,600
Deferred revenue	55,800	144,100
Settlement fee payable	—	1,250,000
Income taxes payable	124,600	205,800
Net deferred tax liabilities	501,400	485,800
Capital lease obligations – current portion	65,400	70,000

Total current liabilities	9,508,700	9,981,300

Note payable – senior term, net of discounts	6,730,000	6,031,600
Notes payable – convertible, net of discounts	—	8,998,800
Promissory note – related party	400,000	—
Capital lease obligations, less current portion	35,100	49,100
Minority interest in consolidated subsidiaries	409,600	2,105,100

Total liabilities	17,083,400	27,165,900

Stockholders’ equity:
Common stock, $0.01 par value, 80,000,000 shares authorized;
24,726,000 and 19,965,900 shares issued and outstanding, respectively	247,300	199,700
Common stock warrants; 5,444,900 and 2,227,100 warrants outstanding, respectively	—	—
Deferred stock-based compensation	(1,067,100)	—
Common stock held by Rabbi Trust	(1,144,000)	(939,000)
Deferred compensation liability	1,144,000	939,000
Paid-in capital	147,704,200	124,535,800
Accumulated deficit	(126,833,100)	(120,405,600)

Total stockholders’ equity	20,051,300	4,329,900

	$37,134,700	$31,495,800

See Accompanying Condensed Notes to Consolidated Financial Statements.

IRVINE SENSORS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	13 Weeks Ended
	December 31, 2006	January 1, 2006
Revenues:
Contract research and development revenue	$4,004,200	$4,256,700
Product sales	4,111,400	508,700
Other revenue	3,900	15,600

Total revenues	8,119,500	4,781,000

Cost and expenses:
Cost of contract research and development revenue	3,358,000	3,371,000
Cost of product sales	3,296,600	382,200
General and administrative expense	2,530,000	2,071,000
Research and development expense	131,400	69,400

Total costs and expenses	9,316,000	5,893,600

Loss from operations	(1,196,500)	(1,112,600)
Interest expense	(910,200)	(8,300)
Loss on extinguishment of debt	(4,398,000)	—
Interest and other income	400	1,600

Loss before minority interest and provision for income taxes	(6,504,300)	(1,119,300)
Minority interest in loss of subsidiaries	84,700	300
Provision for income taxes	(7,900)	(6,100)

Net loss	$(6,427,500)	$(1,125,100)

Basic and diluted net loss per common share	$(0.32)	$(0.06)

Weighted average number of common shares outstanding	20,123,500	19,194,300

See Accompanying Condensed Notes to Consolidated Financial Statements.

IRVINE SENSORS CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Shares Issued		Common Stock Warrants Issued	Deferred Stock-based Compensation	Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Number	Amount	Number
Balance at October 2, 2005	18,669,700	$186,700	1,233,900	$—	$119,831,100	$(111,923,600)	$8,094,200

Common stock issued to employee retirement plans	605,600	6,100	—	(1,437,000)	1,430,900	—	—
Common stock issued to pay operating expenses	41,300	400	—	—	97,300	—	97,700
Common stock issued to pay interest	77,000	800	—	—	174,200	—	175,000
Common stock options exercised	328,900	3,300	—	—	626,200	—	629,500
Common stock warrants exercised	213,900	2,100	(213,900)	—	329,500	—	331,600
Common stock warrants issued	—	—	1,346,100	—	1,638,100	—	1,638,100
Common stock warrants expired	—	—	(139,000)	—	—	—	—
Unvested stock issued as compensation	29,500	300	—	—	300	—	—
Amortization of deferred stock-based compensation	—	—	—	1,437,000	9,000	—	1,446,000
Stock-based compensation expense	—	—	—		399,800	—	399,800
Net loss	—	—	—	—	—	(8,482,000)	(8,482,000)

Balance at October 1, 2006	19,965,900	199,700	2,227,100	—	124,535,800	(120,405,600)	4,329,900

Common stock issued to employee retirement plans	700, 000	7,000	—	(1,435,000)	1,428,000	—	—
Common stock options exercised	21,700	200	—	—	45,400	—	45,600
Common stock warrants exercised	1,346,100	13,500	(1,346,100)	—	1,736,500	—	1,750,000
Common stock warrants issued	—	—	3,000,000	—	4,230,000	—	4,230,000
Additional common stock warrants issued under anti-dilution provisions	—	—	1,863,900	—	2,950,000	—	2,950,000
Common stock warrants expired	—	—	(300,000)	—	—	—	—
Common stock issued to purchase 30% of Optex	2,692,300	26,900	—	—	5,438,500	—	5,465,400
Stock-based compensation expense	—	—	—	—	45,200	—	45,200
Amortization of deferred stock-based compensation	—	—	—	367,900	4,800		372,700
Beneficial conversion feature in convertible notes	—	—	—	—	7,290,000	—	7,290,000
Net loss	—	—	—	—	—	(6,427,500)	(6,427,500)

Balance at December 31, 2006	24,726,000	$247,300	5,444,900	$(1,067,100)	$147,704,200	$(126,833,100)	$20,051,300

See Accompanying Condensed Notes to Consolidated Financial Statements.

IRVINE SENSORS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	13 Weeks Ended
	December 31, 2006	January 1, 2006
Cash flows from operating activities:
Net loss	$(6,427,500)	$(1,125,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	728,300	478,300
Provision for allowance for inventory valuation	15,000	—
Non-cash interest expense	125,600	—
Non-cash extinguishment of debt expense	4,062,700
Non-cash employee retirement plan contributions	367,900	305,600
Minority interest in net loss of subsidiaries	(100)	(300)
Common stock issued to pay operating expenses	—	2,900
Non-cash stock based compensation	50,000	148,400
Decrease (increase) in accounts receivable	556,400	(681,200)
Decrease (increase) in unbilled revenues on uncompleted contracts	802,400	685,500
Increase in inventory	(1,776,200)	(78,400)
Increase in other current assets	(197,100)	—
Increase (decrease) in accounts payable and accrued expenses	685,400	(303,600)
Payment of settlement fee for debt default	(1,250,000)	—
Increase in accrued estimated loss on contracts	30,300	29,700
Decrease in income taxes payable	(81,200)	—
Increase in advance billings on uncompleted contracts	18,800	161,200
Increase (decrease) in deferred revenue	(88,300)	2,100

Total adjustments	4,049,900	750,200

Net cash used in operating activities	(2,377,600)	(374,900)

Cash flows from investing activities:
Acquisition of 70% of Optex Systems, Inc.	—	(14,392,900)
Property and equipment expenditures	(233,700)	(367,900)
Acquisition of patents	(47,400)	(71,800)
Decrease (increase) in restricted cash	3,300	(6,900)

Net cash used in investing activities	(277,800)	(14,839,500)

Cash flows from financing activities:
Proceeds from issuance of convertible debt	—	10,000,000
Proceeds from senior bank term loan and line of credit	—	6,900,000
Proceeds from senior term loan	8,250,000	—
Principal payments on bank term loan and line of credit	(6,083,400)
Debt issuance costs paid	(593,000)	(312,500)
Proceeds from options and warrants exercised	1,795,600	124,800
Principal payments of capital leases	(18,600)	(38,700)

Net cash provided by financing activities	3,350,600	16,673,600

Net increase in cash and cash equivalents	695,200	1,459,200
Cash and cash equivalents at beginning of period	582,800	1,309,600

Cash and cash equivalents at end of period	$1,278,000	$2,768,800

Noncash investing and financing activities:
Stock and promissory note issued for acquisition of 30% of Optex	$$5,865,400	$—
Success fee payable in connection with the Optex Acquisition	$—	$500,000

Supplemental cash flow information:
Cash paid for interest	$429,300	$37,400
Cash paid for income taxes	$2,700	$6,600

See Accompanying Condensed Notes to Consolidated Financial Statements.

IRVINE SENSORS CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - General

The information contained in the following Condensed Notes to Consolidated Financial Statements is condensed from that which would appear in the audited consolidated financial statements for Irvine Sensors Corporation (“ISC”) and its subsidiaries (together with ISC, the “Company”), and the accompanying unaudited condensed consolidated financial statements do not include certain financial presentations normally required under accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, the unaudited consolidated financial statements included herein should be read with the audited consolidated financial statements and related notes thereto contained in the Annual Report on Form 10-K of the Company for the fiscal year ended October 1, 2006 (“fiscal 2006”). It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

The consolidated financial information for the 13-week periods ended December 31, 2006 and January 1, 2006 included herein is unaudited but includes all normal recurring adjustments which, in the opinion of management of the Company, are necessary to present fairly the consolidated financial position of the Company at December 31, 2006, the results of its operations and its cash flows for the 13-week periods ended December 31, 2006 and January 1, 2006. As discussed in Note 2, the Company purchased a 70% ownership interest in Optex Systems, Inc. (“Optex”) on December 30, 2005 (the “Initial Acquisition”) and purchased the remaining 30% interest in Optex on December 29, 2006. The assets and liabilities of Optex included in the accompanying consolidated balance sheet at December 31, 2006 reflect the determination of the estimated fair value of the net assets acquired, with the excess of the purchase price reported as goodwill. The estimated fair values assigned to the net assets of Optex acquired on December 29, 2006 are preliminary estimates subject to refinement as the Company completes its valuation procedures. The consolidated financial information as of October 1, 2006 included herein has been derived from the Company’s audited consolidated financial statements as of, and for the year ended, October 1, 2006.

Summary of Significant Accounting Policies

Company Operations. The accompanying consolidated financial statements have been prepared for Irvine Sensors Corporation (“ISC”) and its subsidiaries (collectively the “Company”) on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company generated net losses in the 53 weeks ended October 3, 2004 (“fiscal 2004”), the 52 weeks ended October 2, 2005 (“fiscal 2005”), the 52 weeks ended October 1, 2006 (“fiscal 2006”) and the first quarter of the fiscal year ending September 30, 2007 (“fiscal 2007”) of approximately $4.2 million, approximately $1.8 million, approximately $8.5 million and approximately $6.4 million, respectively.

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

Accordingly, in recent years, the Company has sharply curtailed the breadth of its internal product investments, and instead has focused on the potential growth of its chip stacking and miniaturized camera products and an acquisition strategy. In fiscal 2006, the Company followed this strategy through the Initial Acquisition of Optex, a company that builds products according to customer supplied prints, largely for government use. Management believes that the funding of Optex’s business is inherently more stable than the Company’s historical business and that Optex can contribute to improvements in the Company’s consolidated results, although such an outcome cannot be guaranteed, particularly since Optex is subject to different risks than the Company’s historical business due to its substantial reliance on its supply chain.

As of October 1, 2006, the Company had received notices regarding non-compliance with the Company’s senior debt covenants and other asserted events of default related to its $10 million subordinated convertible notes. In December 2006, the Company secured approximately $8.25 million of alternate senior financing to repay the previously existing senior debt, cure the covenant non-compliance thereunder and retire the Company’s previously existing $2 million bank revolving line of credit. (See also Note 3).

Furthermore, in connection with the consummation of this alternate senior financing, the Company’s new senior lenders purchased the Company’s $10 million subordinated debt from the original debt holders, and the new senior lenders agreed to either modify debt terms, issue waivers or withdraw claims by the former lenders to cure existing or asserted defaults. This debt restructuring also extended the maturity date of a portion of the Company’s subordinated debt to December 2009 and permits interest only payments on the Company’s senior term note until maturity so long as the Company is not in default on its debt obligations.

The acquisition of Optex brought a substantial backlog for future sales of products that is expected to contribute positive cash flow from operations to the Company for fiscal 2007 and thereafter, although that outcome cannot be guaranteed. The Company’s funded backlog at December 31, 2006 was approximately $41.4 million, an amount in excess of the Company’s total revenues for fiscal 2006.

Based upon backlog and notices and projections of awards from government agencies, management believes that the Company’s contract research and development business in fiscal 2007 will continue to contribute to substantial recovery of its indirect expenses through permitted contract billing rates and that sales of Optex’s products and sales of the Company’s chip stacking and camera products can provide the necessary margins to absorb additional indirect cash expenses that are not fully recovered through the Company’s government research and development contract business.

Management has developed an operating plan to manage costs in line with estimated total revenues for fiscal 2007, including contingencies for cost reductions if projected revenue growth is not fully realized. Accordingly, management believes that the Company’s operations will generate sufficient cash to meet its continuing obligations for at least the next twelve month period. However there can be no assurance that projected revenue growth will occur or that the Company will successfully implement its plans. Management believes, but cannot assure, that the Company will be able to raise additional working capital through equity financings, if required, to additionally fund its operations. This belief is derived from the Company’s historical access to equity capital markets, but this access may be limited in the future because the Company is currently not eligible to use Form S-3. If the Company requires additional equity financing to meet its working capital needs, there can be no assurance that suitable financing will be available on acceptable terms, on a timely basis, or at all.

Consolidation. The consolidated financial statements include the accounts of ISC and its subsidiaries, Optex, MicroSensors, Inc. (“MSI”), RedHawk Vision Systems, Inc. (“RedHawk”), iNetWorks Corporation, 3D Microelectronics, Inc. and 3D MicroSystems, Inc. Novalog, Inc., a subsidiary of the Company, ceased operations late in fiscal 2005. 3D Microelectronics and 3D Microsystems were shell corporations with no material assets, liabilities or operations that were dissolved in February 2006. All significant intercompany transactions and balances have been eliminated in the consolidation.

Fiscal Periods. The Company’s fiscal year ends on the Sunday nearest September 30. Fiscal 2006 ended on October 1, 2006 and included 52 weeks. Fiscal 2007 will also include 52 weeks and will end on September 30, 2006. The Company’s first quarter of fiscal 2007 was the 13 weeks ended December 31, 2006.

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

During the 13 weeks ended December 31, 2006, the Company’s accrued estimated loss on contracts increased $30,300, from $68,300 to $98,600. This increase reflects a change in the

Company’s aggregate estimate (excluding contingencies), which management believes reflects ETCs for contracts in progress based on their completion status at December 31, 2006 and current and future technical requirements under the program contracts.

Revenues. Revenues derived from contracts to develop prototypes and provide research, development, design, testing and evaluation of complex detection and control defense systems contributed substantially to total revenues during the first 13 weeks of fiscal 2007 and fiscal 2006. The Company’s research and development contracts are usually cost reimbursement plus fixed fee, fixed price level of effort or occasionally firm fixed price. The Company’s cost reimbursement plus fixed fee research and development contracts require the Company’s good faith performance of a statement of work within overall budgetary constraints, but with latitude as to resources utilized. The Company’s fixed price level of effort research and development contracts require the Company to deliver a specified number of labor hours in the performance of a statement of work. The Company’s firm fixed price research and development contracts require the Company to deliver specified items of work independent of resources utilized to achieve the required deliverables. Revenues for all types of research and development contracts are recognized as costs are incurred and include applicable fees or profits primarily in the proportion that costs incurred bear to estimated final costs. Costs and estimated earnings in excess of billings under government research and development contracts are accounted for as unbilled revenues on uncompleted contracts and are stated at estimated realizable value and are expected to be realized in cash within one year.

United States government research and development contract costs, including indirect costs, are subject to audit and adjustment from time to time by negotiations between the Company and government representatives. The government has approved the Company’s indirect contract costs through the fiscal year ended September 28, 2003 (“fiscal 2003”) and has not yet scheduled audit of the Company’s indirect contract costs for subsequent fiscal years. Research and development contract revenues have been recorded in amounts that are expected to be realized upon final determination of allowable direct and indirect costs for the affected contracts.

Revenues derived from product sales also contributed substantially to total revenues during the first 13 weeks of fiscal 2007 and, to a much lesser degree, in the first 13 weeks of fiscal 2006. The Company’s revenues derived from product sales in the 13 weeks ended December 31, 2006 were primarily derived from sales of optical equipment by Optex and, to a lesser degree, shipments of stacked chip products and miniaturized camera products, including both infrared viewers and visible spectrum cameras. Production orders for the Company’s products are generally priced in accordance with the Company’s established price list. Optex’s products are largely shipped both to U.S. military agencies and to prime contractors to those agencies. Memory stack products and visible spectrum cameras are primarily shipped to original equipment manufacturers (“OEMs”). Infrared viewers are system level products that are primarily intended to be shipped to end user customers, initially for military applications. Revenues are recorded when products are shipped provided that the following conditions are met:

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

Inventory. Product inventory is valued at the lower of cost or market. Cost of the Company’s product inventory includes direct material and labor costs as well as manufacturing overhead costs allocated based on direct labor dollars. Inventory cost is determined using the average cost method except for Optex where inventory cost is determined using the first-in, first-out basis. Inventories are reviewed quarterly to determine salability and obsolescence. A reserve is established for slow moving and obsolete product inventory items. In addition, marketing of probable new research and development contracts under specific government budgets and programs is facilitated by the capitalization of material, labor and overhead costs that are recoverable under such contracts. Due to the uncertain timing of such contract awards, the Company maintains significant reserves for this inventory to avoid overstating its value. (See Note 7).

Property and Equipment. The Company capitalizes costs of additions to property and equipment, together with major renewals and betterments. The Company takes several years to complete some in-house projects, which are classified as construction in progress and not subject to depreciation until placed into service; such in-house projects include expansion of the Company’s clean room facilities and related equipment. The Company capitalizes overhead costs, including interest costs, for all in-house capital projects. Maintenance, repairs, and minor renewals and betterments are charged to expense. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized. Depreciation of property and equipment is provided over the estimated useful lives of the assets, primarily using the straight-line method. The useful lives of such assets are typically three to five years. Leasehold improvements are amortized over their useful lives or, if shorter, the terms of the leases.

Deferred Costs. The Company has incurred debt issuance costs in connection with various financings, which are amortized over the term of the related debt instruments using the effective interest method.

Accounting for Stock-Based Compensation. Prior to fiscal 2006, the Company accounted for stock-based employee compensation as prescribed by Accounting Principle Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and, Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). SFAS 123 required pro forma disclosures of net income (loss) and net income (loss) per share as if the fair value based method of accounting for stock-based awards had been applied for employee grants. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the vesting period.

Effective October 3, 2005 (the “implementation date”), the beginning of fiscal 2006, the Company has accounted for stock-based compensation under SFAS No. 123 (revised 2004), Share Based Payment (“SFAS 123(R)”). Pursuant to SFAS 123(R), the Company is required to expense against the Company’s reported earnings: (1) the fair value of all option grants or stock issuances made to employees or directors on or after the implementation date; and (2) a portion of the fair value of each option and stock grant made to employees or directors prior to the implementation date that represents the unvested portion of these share-based awards as of such implementation date. These amounts are expensed after the implementation date over the respective vesting periods of each award using the straight-line attribution method. As permitted by SFAS 123(R), the Company has elected to apply SFAS 123(R) on a prospective basis and has not retroactively restated any prior periods.

The Company calculates stock option-based compensation by estimating the fair value of each option using the Black-Scholes option pricing model. The Company’s determination of fair value of share-based payment awards are made as of their respective dates of grant using the Black-Scholes option pricing model and is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards and expected forfeitures before an award vests. The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, the existing valuation models may not provide an accurate measure of fair value of the Company’s employee stock options. The calculated compensation cost is recognized on a straight-line basis over the vesting period for options issued by the Company.

The Company calculates compensation expense of non-vested stock grants by determining the fair value of each such grant as of their respective dates of grant using the Company’s stock price at such dates with no discount. The calculated compensation expense is recognized on a straight-line basis over the vesting period of the stock award.

The Company has historically issued stock options and non-vested stock grants to employees and outside directors whose only condition for vesting has been continued employment or service during the related vesting or restriction period. Typically, the vesting period for such stock option grants has been four years for non-officer employee awards, and immediate vesting for officers and directors, although options have sometimes been granted with two year vesting periods. The Company has only recently begun to issue non-vested stock grants, typically with vesting periods of three years.

During the 13-week period ended December 31, 2006, the Company did not grant any options to purchase shares of its common stock. Previously granted options to purchase 30,500 shares of the Company’s common stock with a weighted average exercise price of $2.94 per share and a weighted average fair value of $1.49 per share were unvested as of December 31, 2006. Stock-based compensation expense during the 13-week period ended December 31, 2006 was $50,000, of which $31,400 was charged to cost of contract research and development, and $18,600 was charged to general and administrative expense during such period. Stock-based compensation expense during the 13-week period ended January 1, 2006 was calculated to be $148,400, of which $85,300 was charged to cost of contract research and development, and $63,100 was charged to general and administrative expense during such period.

Prior to the adoption of SFAS 123 (R), tax benefits of deductions resulting from the exercise of stock options, if any, were presented as operating cash flows in the statement of cash flows. SFAS 123 (R) requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. There are no tax benefits resulting from the exercise of stock options for the 13-week period ended December 31, 2006 and January 1, 2006.

Expected life of the options granted during the 13-week period ended January 1, 2006 is computed using the mid-point between the vesting period and contractual life of the options granted (the “simplified method”) as permitted by Staff Accounting Bulletin No. 107. Expected volatilities are based on the historical volatility of the Company’s stock and other factors.

There were no option grants by subsidiaries during the 13-week periods ended December 31, 2006 and January 1, 2006.

There were no grants of non-vested stock in the 13-week periods ended December 31, 2006 and January 1, 2006.

The Company recognizes compensation expense on a straight-line basis over the vesting period of the option after consideration of the estimated forfeiture rate, which was 7% during the year ended October 1, 2006. At December 31, 2006, the total compensation costs related to non-vested awards not yet recognized was $76,300 and the weighted-average remaining vesting period of unvested options at December 31, 2006 was 0.9 years. Such amounts do not include the cost of new options that may be granted in future periods nor any changes in the Company’s forfeiture rate

Software Development and Purchased Software. At December 31, 2006, the Company had capitalized software of approximately $378,300, net of accumulated amortization of $1,880,200. The Company capitalizes software in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). SOP 98-1 requires that certain costs incurred, either from internal or external sources, be capitalized as part of intangible assets and amortized on a straight-line basis over the useful life of the software. Planning, training, support and maintenance costs incurred either prior to or following the implementation phase are recognized as expense in the period in which they occur. The Company evaluates the carrying values of capitalized software to determine if the carrying values are impaired, and, if necessary, the Company would recognize an impairment loss in the period in which the impairment occurred.

Goodwill and Other Intangible Assets. Goodwill represents the cost of acquired businesses in excess of fair value of the related net assets at acquisition. (See also Note 2). The Company does not amortize goodwill, but tests it annually, as of the first day of its fourth fiscal quarter and between annual testing periods if circumstances warrant, for impairment using a fair value approach. The Company amortizes the cost of other intangibles over their estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. The identified amortizable intangible assets at December 31, 2006 and October 1, 2006 derived from the acquisition of Optex consisted of non-competition agreements and customer backlog, with initial useful lives ranging from two to eight years. (See Note 2). Intangible assets with indefinite lives are tested annually for impairment, as of the first day of the Company’s fourth fiscal quarter and between annual periods if impairment indicators exist, and are written down to fair value as required. The Company’s other intangible assets with definite lives at December 31, 2006 and October 1, 2006 consist principally of patents and trademarks related to the Company’s various technologies. Capitalized costs include amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of patent and trademark applications. These assets are amortized on a straight-line method over the shorter of their useful or legal life, generally ten years.

Tangible Long-Lived Assets. The Company frequently monitors events or changes in circumstances that could indicate that the carrying amount of tangible long-lived assets to be held and used may not be recoverable. The determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. When impairment is indicated for a tangible long-lived asset, the amount of impairment loss is the excess of net book value of the asset over its fair value. Tangible long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. At December 31, 2006, management believed no indications of impairment existed.

Income Taxes. The Company provides for income taxes under the liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities as measured by the enacted tax rates which are expected to be in effect when these differences reverse. To the extent net deferred tax assets are not realizable on a more likely than not basis, a valuation allowance is provided against such net deferred tax assets.

Basic and Diluted Net Loss per Share. Basic earnings (loss) per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings or loss per share includes dilutive common stock equivalents, using the treasury stock method, and assumes the Company’s Series 1 and Series 2 convertible subordinated Notes were converted into common stock upon issuance, if dilutive. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of actual issuance, if later), and funds obtained thereby were used to purchase common stock at the average market price during the period. The dilutive effect of convertible subordinated debentures is computed by assuming these securities were converted at the beginning of the period and reported interest expense, net of related income taxes, and outstanding common shares were adjusted accordingly. (See Note 6).

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

As discussed further in Note 3, in December 2006, the Company repaid the borrowings from Square 1 Bank with funds from a new $8.25 million term loan, bearing interest at 11% per annum, from two new lenders. Concurrent with these borrowing and repayment transactions, the new lenders purchased through assignment the $10 million subordinated convertible notes from the original institutional investors. These restructuring transactions occurred on December 29, 2006, when the closing price of the Company’s common stock was $2.05 per share, and included the issuance to the new lenders, for no separate consideration, of five-year warrants to purchase an aggregate of 3.0 million shares of the Company’s common stock at an exercise price of $1.30 per share. This warrant issuance, in turn, triggered a price anti-dilution provision in the $10 million subordinated convertible notes that reduced the per share price at which said notes are convertible into shares of the Company’s common stock from $2.60 per share to $1.30 per share. After giving accounting recognition to the portion of the warrant’s value assigned to the transferred $10 million subordinated convertible notes and the intrinsic value of the beneficial conversion feature arising from the notes new per share conversion price, the carrying amount of the $10 million subordinated convertible notes at December 31, 2006 has been reduced to zero. Additionally, assigning a portion of the new five-year warrant’s value to the $8.25 million term loan reduced the term loan’s carrying value by approximately $1.5 million. Because of the substantial debt discounts involved in these transactions, management believes that it is not practicable to estimate the fair value of the $8.25 million term loan and the $10 million subordinated convertible notes at December 31, 2006 without incurring unreasonable costs.

Concentration of Credit Risk. The Company had cash deposits at U.S. banks and financial institutions, which exceeded federally insured limits at December 31, 2006. The Company is exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institution; however, the Company does not anticipate non-performance.

Intercompany Corporate Cost Allocation. In accordance with government contracting regulations, the Company is required to allocate some portion of its corporate general and administrative expense to operating subsidiaries, such as Optex. The Company has initially elected to use a recognized government contract allocation methodology to satisfy this requirement in which the proportional contribution of Optex to the Company’s total revenues, payroll expense and net book value of tangible assets has determined a percentage of corporate general and administrative expense for allocation to Optex. This percentage allocation will be re-assessed at each reporting period according to this allocation methodology unless and until adequate historical information becomes available which may allow for alternative allocation methodologies to be used. This allocation impacts the Company’s recovery of its indirect expenses through its cost-reimbursement contracts; and, prior to Optex becoming a wholly-owned subsidiary as of December 29, 2006, impacted the determination of income or loss from minority interests of Optex.

Reclassifications. Certain reclassifications have been made to the fiscal 2006 interim financial statements to conform to the current year presentation.

Derivatives. A derivative is an instrument whose value is “derived” from an underlying instrument or index such as a future, forward, swap, or option contract, or other financial instrument with similar characteristics, including certain derivative instruments embedded in other contracts (“embedded derivatives”) and for hedging activities. As a matter of policy, the Company does not invest in separable financial derivatives or engage in hedging transactions. However, complex transactions that the Company entered into in order to originally finance and subsequently refinance the Initial Acquisition involved financial instruments containing certain features that have resulted in the instruments being deemed derivatives or containing embedded derivatives. The Company may engage in other similar complex debt transactions in the future, but not with the intention to enter into derivative instruments. Derivatives and embedded derivatives, if applicable, are measured at fair value and marked to market through earnings, as required by SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended. However, such new and/or complex instruments may have immature or limited markets. As a result, the pricing models used for valuation often incorporate significant estimates and assumptions, which may impact the level of precision in the financial statements.

Recently Adopted Accounting Pronouncements. In November 2006, the FASB issued FASB Staff Position No. EITF 06-06, which modifies EITF 96-19 to require any change in the value of an embedded conversion feature of a modified debt to be tested in a separate calculation. Early adoption of EITF 06-06 is permitted, and the Company has elected early adoption and applied the provisions of EITF 06-06 to record the results of the December 2006 restructuring of its subordinated convertible notes.

In December 2006, the FASB issued FASB Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements, which establishes the standard that contingent obligations to make future payments under a registration rights arrangement shall be recognized and measured separately in accordance with Statement 5 and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss. Early adoption of EITF 00-19-2 is permitted, and the Company has elected such early adoption.

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

Since the Initial Acquisition closed at the end of the last business day of the first fiscal quarter of 2006, revenue and expenses of Optex are not included in the Company’s Consolidated Statement of Operations for the 13-week period ended January 1, 2006. In consideration for the Initial Acquisition, the Company made an initial cash payment to Mr. Looney of $14.0 million. An additional cash payment of $64,200 in consideration of the excess book value acquired over the target net book value specified in the stock purchase agreement was accrued in March 2006 and paid to Mr. Looney in April 2006 after completion of the audit of the financial statements of Optex for the fiscal year ended December 31, 2005. In January 2007, in consideration for a secured subordinated term loan providing for advances to Optex of up to $2.0 million, maturing on the earlier of February 2009 or 60 days after the senior debt is repaid, the Company amended an agreement entered into in connection with the Initial Acquisition that had originally provided Mr. Looney with the potential to receive up to an aggregate of $4.0 million in a cash earnout based upon the percentage of net cash flow generated from Optex’s business for fiscal 2006 and for each of the subsequent two fiscal years. The amended agreement extended the earnout period to December 2009 and reduced the maximum earnout potential to $3.9 million. Mr. Looney was not entitled to an earnout, as defined, for fiscal 2006.

Concurrent with the Initial Acquisition, the Company and Mr. Looney also entered into an agreement whereby the Company would issue shares of its common stock to purchase the remaining 30% of the issued and outstanding common stock of Optex if such issuance was approved by the Company’s stockholders (the “Buyer Option”). Such approval was obtained on June 28, 2006. On December 29, 2006, the Company exercised the Buyer Option and acquired the remaining 30% ownership interest in Optex for the issuance of 2,692,307 shares of the Company’s common stock, valued for purchase accounting purposes at $2.03 per share, the average closing price of the Company’s common stock for a five-day period that included December 29, 2006 and the two trading days before and after that date. As part of this step of the acquisition, the Company also entered into an amendment to the December 2005 Buyer Option Agreement with Mr. Looney to eliminate a guarantee by the Company that Mr. Looney receive at least a minimum per share price when he sells a portion of the Company shares issued in the 30% interest acquisition in any subsequent market transaction and to shorten by six months the period covered by Mr. Looney’s indemnification of the Company for losses the Company might incur with respect to matters covered by certain representations in the Stock Purchase Agreement. In consideration for the amendment, the Company issued an unsecured subordinated promissory note to Mr. Looney in the amount of $400,000, resulting in a total acquisition cost of approximately $5,865,400. This 30% purchase price was assigned, on an estimated, preliminary basis, to the acquired interest in the assets and liabilities of Optex as follows:

Reduction of minority interest liability	$1,610,800
Intangible assets	954,000
Inventory	189,700
Adjustment to previously existing goodwill	3,110,900

Total consideration for 30% minority interest acquisition	$5,865,400

Because this transaction occurred at the end of the first quarter of the Company’s fiscal 2007, the 30% interest in Optex’s income (loss) for the first quarter of fiscal 2007 was attributed to the minority interest in the subsidiary, rather than being included in the Company’s net income (loss). Beginning with the second quarter of fiscal 2007, the Company will recognize 100% of Optex’s net income or loss in its consolidated financial statements.

The Company has not completed its final allocation of the purchase consideration for its purchase of the remaining 30% of Optex among tangible and intangible assets acquired and liabilities assumed, but expects to complete such allocation in fiscal 2007. The excess of the purchase price over such values in the accompanying consolidated balance sheet at December 31, 2006 is presented as goodwill as shown in the following table, which sets forth the estimated amounts related to the full Optex acquisition that are included in the Company’s consolidated balance sheet at December 31, 2006.

Assets:
Current assets, consisting primarily of inventory of $5,734,500 and accounts receivable of $2,191,800		$8,070,300
Identifiable intangible assets		3,180,000
Other non-current assets, principally property and equipment		455,100

Total assets		11,705,400

Liabilities:
Current liabilities, consisting primarily of accounts payable of $1,638,600, deferred tax liabilities of $598,500 and accrued liabilities of $682,000		2,919,100

Acquired net assets		8,786,300

Purchase price
Total consideration to seller	$19,865,500
Direct acquisition costs	1,040,000

		20,905,500

Excess purchase price reported as goodwill		$12,119,200

Included in the direct acquisition costs noted above is a $500,000 success fee and approximately $20,300 of due diligence fees and expenses incurred by Chris Toffales, a related party by virtue of his position as one of the Company’s directors. (See also Note 13).

Identifiable intangible assets include non-competition agreements and customer backlog, and will be amortized over respective estimated useful lives as follows:

	Useful life in years	Acquired fair value
Non-competition agreement	2	$80,000
Contractual backlog	2	$1,570,000
Program backlog	8	$1,530,000

The amortization of identifiable intangible assets associated with the Optex acquisition in the 13-week periods ended December 31, 2006 and January 1, 2006 was $177,800 and $0, respectively. The identifiable intangible assets and recorded goodwill are not deductible for income tax purposes.

The following table compares unaudited pro forma financial information for the 13-week period ended January 1, 2006 and unaudited actual financial information for the 13-week period ended December 31, 2006, based on the assumption that the Initial Acquisition of 70% of Optex had occurred on the first day of the 13-week period ended January 1, 2006, rather than on December 30, 2005. Pro-forma information for the remaining 30% acquisition is not included in the presentation since that transaction occurred at the end of the current period. Pro-forma financial information reflecting the Company’s 100% ownership of Optex will be presented in subsequent periodic reports. The pro forma financial information is presented for information purposes only. Such information is based upon the standalone historical results of each company and does not reflect the actual results that would have been reported had the acquisition been completed when assumed, nor is it indicative of the future results of operations for the combined enterprise.

	13-week period ended December 31, 2006 (actual, unaudited)	13- week period ended January 1, 2006 (pro-forma)
Total revenues	$8,119,500	$6,822,900
Costs and expenses	9,316,000	8,615,800

Loss from operations	(1,196,500)	(1,792,900)
Minority interest	84,700	122,200
Net loss	$(6,427,500)	$(1,670,700)

Basic and diluted loss per share	$(0.32)	$(0.09)

Included in Optex’s pro-forma results of operations for the 13-week period ended January 1, 2006 are acquisition related costs of approximately $1,040,000, of which approximately $733,000 relate to bonuses and fees to settle former partnerships, and approximately $307,000 paid for acquisition related legal services. Had Optex not incurred such costs, the pro forma net loss net of minority interest for the 13-week period ended January 1, 2006 would be $615,700, resulting in a basic and diluted loss per share of $0.03.

Note 3 –Senior Term and Subordinated Convertible Notes Payable

$10 Million Subordinated Convertible Debt

To finance the Initial Acquisition of Optex, on December 30, 2005 the Company entered into the Securities Purchase Agreement with two private equity funds (collectively “Pequot”) and borrowed $10 million by issuing Pequot $10.0 million of Series 1 and Series 2 Senior Subordinated Secured Convertible Notes (collectively the “Notes”) The Company issued the Notes in two series, both of which bear interest at 3.5% per annum, which rate is subject to potential reduction over time. The first series of Notes (the “Series 1 Notes”), with a face amount of $7,445,500, is repayable in quarterly interest-only payments beginning March 31, 2006 and continuing through December 30, 2007, followed by equal monthly principal payments plus interest through December 30, 2009. The second series of Notes (the “Series 2 Notes”), with a face amount of $2,554,500, was initially repayable in quarterly interest-only payments beginning March 31, 2006 and continuing through December 30, 2007 with the principal amount due on December 30, 2007. Subject to certain conditions and limitations, the Note holders may elect to receive principal and interest payments under the Notes in shares of unregistered common stock at a conversion price per share that was initially set at $2.60. This conversion price is subject to adjustment for stock splits, stock dividends, recapitalizations and the like and for certain price dilutive issuances.

Certain of the Company’s majority-owned subsidiaries have guaranteed the Notes and provided a senior subordinated security interest in all or substantially all of their assets as collateral to secure such guarantees. The Company also has provided a senior subordinated security interest in all or substantially all of its assets to secure its obligations under the Notes, including the pledge of its shares of capital stock in certain of its subsidiaries. The Notes and the liens securing the Notes are subordinated to the Company’s refinanced senior debt as described more fully below under the sub heading Senior Debt.

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

In September 2006, the Company received an event notice from Pequot asserting various events of default under the Notes and demanding their redemption. However, the effect of that event notice was suspended pursuant to a payment blockage notice issued in September 2006 by Square 1 Bank, the Company’s then senior lender. In December 2006, the Notes were purchased by new senior lenders and any existing or asserted defaults under the Notes were waived and the maturity date of the Series 2 Notes was extended to December 30, 2009. Concurrent with this transaction, the Company obtained a two-year $8.25 million term note from its new senior lenders to refinance its debt owed to Square 1 Bank. In addition, the Company issued warrants to the new senior lenders to purchase 3,000,000 shares of the Company’s common stock at the exercise price of $1.30 per share for no additional consideration.

In connection with their acquisition of the Notes from Pequot, the new senior lenders agreed: (i) to waive the events of default previously alleged by Pequot; (ii) to extend the maturity date of the Series 2 Notes from the original date of December 30, 2007 to December 30, 2009 (the same maturity date as the Series 1 Notes); and (iii) to be subject to a beneficial ownership blocker that would prevent each new senior lender’s stock ownership at any given time from exceeding 4.99% of the Company’s outstanding common stock (which percentage may increase, but never above 9.99%).

As a result of the issuance of the warrants in the restructuring of the Company’s senior debt in December 2006, as discussed above, the conversion price of the Notes automatically adjusted to $1.30 per share. Because this conversion price is less than the price at which the Company’s common stock was trading at December 29, 2006, accounting principles require a portion of the principal balance of the Notes to be assigned to the built-in equity value of the conversion feature (i.e., a “beneficial conversion” feature) and recognized in stockholders’ equity as if the Company had issued equity. This resulted in a debt discount arising from the beneficial conversion feature allocation of $7,290,000.

Set forth below are the components of the Notes at December 31, 2006:

December 31, 2006
Series 1 and Series 2 Notes payable – aggregate face amount of $10,000,000 payable in quarterly interest only payments commencing March 31, 2006 through December 31, 2007, and subsequent equal monthly principal installments plus interest at an initial face rate of 3.5% per annum over a period ending December 30, 2009.* (since all payments on these notes will be accounted for as interest expense the effective interest rate of the notes is not calculable)	$10,000,000
Less: Unamortized discount related to Warrants issued in December 2006 debt restructuring	(2,710,000)
Less: Unamortized debt discounts resulting from Notes containing a beneficial conversion feature	(7,290,000)

$0

*	For the period January 19, 2007 through January 30, 2007, the interest rate on borrowings under the Notes increased to 18% due to the Company’s delayed filing of its Form 10-K for the 52 weeks ended October 1, 2006.

Senior Debt

As an additional source of financing for the Initial Acquisition of Optex, on December 30, 2005, the Company entered into a senior loan and security agreement (the “Loan Agreement”) with Square 1 Bank, pursuant to which the Company closed a four-year $4.9 million term loan (the “Term Loan”) and established a $2.0 million revolving credit facility (the “Credit Facility”), of which $2.0 million was drawn down on December 30, 2005 for general working capital purposes. The Loan Agreement with this bank provided that the aggregate amount borrowed under both the Term Loan and the Credit Facility could not exceed $7.0 million. The Company’s obligations under the Loan Agreement were secured by a lien on all or substantially all of the Company’s assets, the assets of Optex and the capital stock of Optex acquired by the Company. The Term Loan had to be repaid in 48 equal monthly installments commencing January 31, 2006, and was subject to acceleration upon the occurrence of certain events of default. On the earlier of the end of the Loan Agreement term or repayment in full of the Term Loan, the Company was required to pay Square 1 Bank a loan payoff fee equal to the greater of 50 basis points on the amount of the Term Loan funded and an amount calculated based on the spread in the trailing 90-day average closing market price of 84,860 shares of the Company’s common stock between the date of the Term Loan funding and the date of the loan payoff (the “Loan Payoff Fee”).

The Term Loan bore interest at the prime rate plus a varying percentage between 1.50% and 2.50% based upon a debt service coverage ratio, and advances under the Credit Facility bore interest at 1.00% above the prime rate. The Loan Agreement included affirmative covenants and default provisions, as well as negative covenants that prohibited a variety of actions without the lender’s approval. In March 2006, the Company renegotiated the covenants in the Loan Agreement to cure a default. The Company was advised by Square 1 Bank of non-compliance with covenants of the Loan Agreement in August 2006 and each subsequent month through December 2006.

To cure the default condition created by this non-compliance, on December 29, 2006, the Company completed the debt restructuring discussed above which included borrowing $8.25 million from two new senior lenders under a two-year senior term note (“Term Note”), and using a portion of the proceeds from this borrowing to repay the Company’s borrowings from, and satisfy all obligations to, Square 1 Bank of approximately $5.9 million.

The Term Note bears interest at 11% per annum and requires only quarterly interest payments until maturity in December 2009. Interest payments may be made in cash or at the Company’s election, and subject to certain conditions, in shares of the Company’s common stock valued at 80% of specified closing prices. If there is an uncured event of default in the Company’s compliance with the conditions of the Term Note, the new senior lenders can require immediate repayment of all outstanding amounts and the Term Note’s interest rate can increase to 18%, which must be paid in cash. Principal payments in any amount may be made without premium or penalty at any date prior to maturity with 15 days notice to the new senior lenders; however, any principal balance outstanding at the Term Note’s maturity must then be repaid at 110% of the outstanding principal balance. The Term Note is secured by a lien on all assets of the Company and of Optex as well as all Company owned shares of the capital stock of Optex.

Set forth below are the components of the Term Note at December 31, 2006:

December 31, 2006
Term Note payable – aggregate face amount of $8,250,000 payable in quarterly interest only payments commencing March 31, 2006 through December 28, 2008, at an initial face rate of 11% per annum, with 100% principal due on or before December 27, 2008 (effective interest rate of 24.7%).*	$8,250,000
Less: Unamortized discount related to warrants issued in December 2006 debt restructuring	(1,520,000)

$6,730,000

*	For the period January 19, 2007 through January 30, 2007, the interest rate on borrowings under the Term Note increased to 18% due to the Company’s delayed filing of its Form 10-K for the 52 weeks ended October 1, 2006.

Schedule of Principal Payments

The schedule of principal payments required under the Notes and the Term Note at December 31, 2006 is set forth below.

Fiscal Year	Notes	Term Note	Total
2007	$—	—	—
2008	3,750,000	—	3,750,000
2009	5,000,000	8,250,000	13,250,000
2010	1,250,000	—	1,250,000

Future principal payments**	$10,000,000	8,250,000	18,250,000

**	In January 2007, $450,000 of the $10 million aggregate principal balance of the Notes shown above was retired through conversion to common stock. In February 2007, an additional $195,000 of the aggregate principal balance of the Notes shown above was retired through conversion to common stock.

Debt Issuance Costs

In connection with the issuance of the Term Loan and the Notes in December 2005, the Company recorded debt issuance costs of $321,700, consisting primarily of legal fees and expenses. These initial debt issuance costs are presented as deferred costs within the accompanying consolidated balance sheet as of October 1, 2006, net of accumulated amortization of $72,800. The Company accrued $46,600 of deferred debt issuance costs at October 1, 2006 and incurred an additional $884,200 in the first quarter of fiscal 2007 in connection with the debt restructuring that occurred on December 29, 2006, consisting principally of a $425,000 investment banking fee, legal fees, and expenses. As a result of the December 2006 debt restructuring, unamortized debt issuance costs of $224,600 arising from the original issuance of the Notes and Term Loan were written off and became a portion of the loss on extinguishment of debt recognized at December 29, 2006.

Extinguishment of Debt

The aggregate composition of the loss on extinguishment of debt, derived from the refinancings of both the Company’s senior debt and its convertible debt that has been recognized in the 13-week period ended December 31, 2006 is set forth below:

Increase in value of Pequot warrants treated as payment to creditor	2,950,000
Write-off of debt discount on the Notes	904,100
Transaction costs, principally legal fees	319,300
Write-off of unamortized debt issuance costs for the Notes and the Term Loan	$224,600

$4,398,000

In connection with the original issuance of the Series 1 and Series 2 Notes in December 2005, the Company issued Pequot four-year warrants to purchase 1,002,278 and 343,876 shares, respectively, of the Company’s common stock at an initial exercise price of $3.10 per share. In December 2006, as a result of the issuance of warrants to the new senior lenders to purchase up to 3.0 million shares of the Company’s common stock at $1.30 per share, pursuant to their anti-dilution terms the Pequot warrants automatically became exercisable for an aggregate of up to 3,210,060 shares of common stock at $1.30 per share. The increase in the value of the Pequot warrants arising from this change in conversion price has been accounted for as a payment to a creditor in connection with a debt extinguishment and included in the loss on extinguishment of debt table above. In connection with a Settlement Agreement and Mutual Release with Pequot, Pequot exercised a portion of their warrants to purchase 1,346,154 shares of stock at $1.30 per share on December 29, 2006, resulting in proceeds to the Company of $1.75 million.

The amounts assigned to value the warrants issued to the new senior lenders and the Pequot warrants are preliminary because the values were estimated using the Black-Scholes option pricing model, which is generally used to determine the fair values of option and option-like financial instruments. However, both the warrants issued to the new senior lenders and the Pequot warrants contain anti-dilution features that are not given any value by the Black-Scholes model. Accordingly, the Company will use an independent valuation specialist to assist management to determine the values to be used for these warrants. The Company anticipates that it will conduct this valuation analysis in the second quarter of fiscal 2007.

The debt restructuring transactions resulted in the recognition of $14,470,000 of additional stockholders’ equity from the issuance of warrants to purchase up to 4,863,900 shares of the Company’s common stock ($7,180,000) and recognition of a beneficial conversion feature in the Notes ($7,290,000). Of this total non-cash increase in stockholders’ equity, $2,950,000 has been recognized as a part of the loss on extinguishment of debt expense reported in the 13-week period ended December 31, 2006 and the remaining $11,520,000 will be recognized as interest expense over the period the Notes and the Term Note are outstanding. Therefore, these transactions will not result in a permanent increase in the equity of the Company, but rather represent differences in the timing of the recognition of values assigned to issued equity securities and the recognition of such values as expenses of the Company.

Note 4 – Promissory Note – Related Party

In December 2006, in consideration for amendments to its Stock Purchase Agreement, the Buyer Option Agreement and the Escrow Agreement with Timothy Looney initially entered into on December 30, 2005, the Company issued an unsecured subordinated promissory note to Mr. Looney in the original principal amount of $400,000, bearing interest at a rate of 11% per annum. The principal and accrued interest under this note are due and payable in full to Mr. Looney on the earlier of December 29, 2007 and the date the debt owed to the Company’s new senior lenders is indefeasibly paid in full, unless earlier accelerated at Mr. Looney’s election upon certain events of default. (See Note 13).

Note 5 – Common Stock, Stock Incentive Plans, Employee Retirement Plan and Deferred Compensation Plan

During the 13-week period ended December 31, 2006, the Company issued an aggregate of 4,760,107 shares of common stock in various transactions. Of this amount, 1,367,800 shares of common stock were issued for cash, realizing aggregate gross proceeds of $1,795,600, and 3,392,307 shares were issued in non-cash transactions, in connection with exercise of the Company’s Buyer Option to acquire the remaining 30% of Optex and to effectuate contributions to certain of the Company’s benefit plans in the aggregate amount of $1,435,000. These transactions are separately discussed below.

Cash Common Stock Transactions. Of the 1,367,800 shares issued for cash during the 13-week period ended December 31, 2006, 1,346,154 shares of common stock were issued for gross proceeds of $1,750,000 pursuant to the exercise of outstanding warrants. The remaining 21,646 shares of common stock issued for cash were issued as a result of the exercise of stock options during the same 13-week period, realizing gross proceeds of $45,600.

Non-Cash Common Stock Transactions. The 3,392,307 shares of common stock issued during the 13-week period ended December 31, 2006 in non-cash transactions were issued in the following amounts: (1) 2,692,307 shares, valued at $5,465,400 were issued to Timothy Looney to exercise the Company’s Buyer Option to purchase the remaining 30% of Optex; (2) 600,000 shares were issued to effectuate $1,230,000 of non-cash contributions by the Company to the Company’s employee retirement plan, the Cash or Deferred & Stock Bonus Plan (“ESBP”), for fiscal 2007; (3) 100,000 shares were issued to make a $205,000 non-cash contribution by the Company to the Company’s Non-Qualified Deferred Compensation Plan for fiscal 2007. The value of these non-cash issuances of common stock was based on the closing sales price of the Company’s common stock as reported by the Nasdaq Capital Market on December 29, 2006, which was the date of the execution of the Buyer Option and the last trading date prior to the December 30, 2006 authorization of the benefit plan contributions by the Company’s Board of Directors.

Stock Incentive Plans. At the Company’s Annual Meeting of Stockholders in June 2006, the Company’s stockholders approved the Company’s 2006 Omnibus Incentive Plan (the “2006 Plan”), which is designed to serve as a comprehensive equity incentive program to attract and retain the services of individuals essential to the Company’s long-term growth and financial success. The 2006 Plan permits the granting of stock options (including both incentive and non-qualified stock options), stock-only stock appreciation rights, non-vested stock and non-vested stock units, performance awards of cash, stock or property, dividend equivalents and other stock grants. Upon approval of the 2006 Plan in June 2006, the Company’s 2003 Stock Incentive Plan, 2001 Compensation Plan, 2001 Non-Qualified Stock Option Plan, 2001 Stock Option Plan, 2000 Non-Qualified Stock Option Plan and 1999 Stock Option Plan (the “Prior Plans”) were terminated, but existing options issued pursuant to the Prior Plans remain outstanding in accordance with the terms of their original grants. The number of shares of Common Stock reserved under the 2006 Plan will automatically be increased on the first day of each fiscal year, beginning on October 2, 2006, in an amount equal to the lesser of (a) 1,000,000 shares or (b) such lesser number as determined by the Board. At December 31, 2006, the aggregate number of shares of Common Stock that may be issued under all stock-based awards made under the 2006 Plan is 2,888,000 shares. Under the 2006 Plan, options and non-vested stock may be granted to the Company’s employees, directors and bona fide consultants. As of December 31, 2006, there were no options to purchase shares of the Company’s common stock outstanding under the 2006 Plan, and 12,000 shares of non-vested stock had been issued pursuant to the 2006 Plan.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants issued during the 13-week period ended January 1, 2006.

13-week period ended January 1, 2006
Risk free interest rate	4.41% - 4.48%
Expected life	5 – 6.25 years
Expected volatility	68.3%
Expected dividend yield	None

Expected life of the options granted during the 13-week period ended January 1, 2006 was computed using the mid-point between the vesting period and contractual life of the options granted (the “simplified method”) as permitted by Staff Accounting Bulletin No. 107. Expected volatilities were based on the historical volatility of the Company’s stock and other factors.

There were no option grants by the Company or any of its subsidiaries during the 13-week period ended December 31, 2006.

The following table summarizes stock options outstanding as of December 31, 2006 as well as activity during the 13-week period then ended:

	Shares	Weighted Average Exercise Price
Outstanding at October 1, 2006	4,684,000	$2.44
Granted	—	—
Exercised	(21,700)	$2.11
Forfeited	(130,700)	$2.57

Outstanding at December 31, 2006	4,531,600	$2.44

Exercisable at December 31, 2006	4,290,100	$2.45

At December 31, 2006 the weighted-average remaining contractual life of options outstanding and exercisable was 7.2 years and 7.2 years, respectively.

The following table summarizes non-vested stock grants outstanding as of December 31, 2006 as well as activity during fiscal 2006:

	Non-vested Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at October 1, 2006	29,500	$1.90
Granted	—	—
Forfeited	—	—

Outstanding at December 31, 2006	29,500	$1.90

The total amount of compensation expense related to non-vested awards not yet recognized at December 31, 2006 was $76,300 and, assuming the optionees continue to be employed by the Company, that amount will be recognized as compensation expense as follows:

FY 2007	$49,900
FY 2008	21,100
FY 2009	5,100
FY 2010	200

Total	$76,300

However, such amounts do not include the cost of new options that may be granted in future periods nor any changes in the Company’s forfeiture percentage.

At December 31, 2006, the aggregate intrinsic value of unvested options outstanding and options exercisable was $0 and $1,329,300, respectively. (The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.) The intrinsic value of stock options exercised during the 13-week period ended December 31, 2006 was $22,700.

Employee Stock Benefit Plan. In December 2006, the Board of Directors authorized the Company to make a contribution to the Company’s ESBP in the amount of $1,230,000, which represented a contribution for fiscal 2007 equal to slightly less than 10% of the Company’s expected gross salary and wages of its employees for fiscal 2007. Historically, the Company has made contributions to the ESBP of approximately 10% or more of gross salary and wages in each fiscal year. The Company anticipates that the Board of Directors may make an additional contribution to the ESBP later in fiscal 2007 to achieve at least this historical level once expected gross salary and wages for fiscal 2007 are known more precisely. As has been the Company’s prior practice, the $1,230,000 contribution for fiscal 2007 was made in shares of the Company’s common stock valued at the closing sales price of the Company’s common stock on December 29, 2006, which was the last trading date prior to the authorization of the contribution by the Board of Directors. Of the fiscal 2007 contribution, $316,700 was amortized in the 13-week period ended December 31, 2006. The $913,300 portion of the fiscal 2007 contribution that had not been amortized at December 31, 2006 has been recorded as a prepaid ESBP contribution in equity and will be amortized over the remaining three quarters of fiscal 2007. Pursuant to the ESBP provision, vesting requirements are met as services are performed and fulfilled at each fiscal year end.

Deferred Compensation Plan. The Company maintains a deferred compensation plan, the Non-Qualified Deferred Compensation Plan, for certain key employees with long-term service with the Company. Annual contributions of common stock of the Company are made to a Rabbi Trust under such plan to be held for the benefit of the deferred compensation plan participants. In December 2006, the Board of Directors authorized the fiscal 2007 contribution to the deferred compensation plan in the amount of 100,000 shares of common stock valued at $205,000. Of this contribution, $51,200 was amortized in the 13-week period ended December 31, 2006. The $153,800 portion of the fiscal 2006 contribution that had not been amortized at December 31, 2006 has been recorded as a prepaid contribution in equity and will be amortized over the remaining three quarters of fiscal 2007. Participants’ potential distributions from the Rabbi Trust represent unsecured claims against the Company. The Rabbi Trust was established by the Company and is subject to creditors’ claims. Shares in this plan may be distributed to each plan beneficiary when they retire from service at an age permitted under the Company’s ESBP.

Note 6 – Loss per Share

The Company has excluded from the computation of diluted loss per common share the maximum number of shares issuable pursuant to outstanding, in-the-money stock options, warrants and convertible notes totaling 14,339,500 shares and 3,652,600 shares of common stock as of December 31, 2006 and January 1, 2006, respectively, because the Company had a loss from continuing operations for the periods presented and to include the representative share increments would be anti-dilutive. Accordingly, for the periods presented basic and diluted net loss per common share are computed based solely on the weighted average number of shares of common stock outstanding for the respective periods and are the same.

Note 7 – Inventories, Net

Net inventories at December 31, 2006 and October 1, 2006 are set forth below.

	December 31, 2006	October 1, 2006
Inventory:
Work in process	$8,192,900	$5,889,000
Raw materials	3,962,000	3,870,300
Finished goods	206,200	541,000

	12,361,100	10,300,300

Less reserve for obsolete inventory	(3,675,000)	(3,565,200)

	$8,686,100	$6,735,100

Title to all inventories remains with the Company except to the extent that Optex’s product inventory is recorded net of customer deposits received that are considered advanced payments for purchase of inventory, which advanced payments totaled $3,317,200 and $3,413,000 at December 31, 2006 and October 1, 2006, respectively. Inventoried materials and costs relate to: work orders from customers; the Company’s generic module parts and memory stacks; and capitalized material, labor and overhead costs expected to be recovered from probable new research and development contracts. Work in process includes amounts that may be sold as products or under contracts. Such inventoried costs are stated generally at the total of the direct production costs including overhead. Inventory valuations do not include general and administrative expenses. Inventories are reviewed quarterly to determine salability and obsolescence. The net book value of capitalized pre-contract costs, which gross costs are included in the caption “Work in process”, at December 31, 2006 and October 1, 2006 was $391,500 and $403,100, respectively.

Note 8 – Intangible Assets, Net

The Company’s intangible assets consist of patents and trademarks related to the Company’s various technologies, largely patents, capitalized software and certain identified intangible assets purchased pursuant to the acquisition of Optex. (See Note 2). Net intangible assets at December 31, 2006 and October 1, 2006 are set forth below.

	December 31, 2006	October 1, 2006
Intangible assets, net:
Patents and trademarks	$1,376,300	$1,328,900
Software	2,258,500	2,258,300
Purchased intangibles	3,180,000	2,226,000

	6,814,800	5,813,200

Less accumulated amortization	(3,142,000)	(2,864,400)

	$3,672,800	$2,948,800

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

The patent and trademark amortization expense for the 13-week periods ended December 31, 2006 was $35,100. The patent and trademark amortization expense for fiscal 2006 was $122,700, of which $27,600 was incurred in the 13-week period ended January 1, 2006. The aggregate amortization of identifiable intangible assets for the 13-week periods ended December 31, 2006 and January 1, 2006 was $277,700 and $0, respectively. The unamortized balance of intangible assets at December 31, 2006 is estimated to be amortized over the balance of this fiscal year and the next five fiscal years thereafter as follows:

For the Fiscal Year	Estimated Amortization Expense
2007 (remainder of year)	$1,122,300
2008	914,500
2009	341,400
2010	329,100
2011	307,500
2012	280,400

The Company reviews its intangible assets for impairment when and if impairment indicators occur as required by SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). At October 1, 2006 and December 31, 2006, management believed no indications of impairment existed.

Note 9 – Reportable Segments

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

Currently, the Company’s product segment primarily consists of the sale of various optical and optical-mechanical assemblies sold through its Optex subsidiary and stacked semiconductor chip assemblies and miniaturized cameras sold through its Costa Mesa operations. The Company’s Costa

Mesa products typically contain substantial intellectual property of the Company relating to miniaturized electronics and sensors. Optex’s products are typically built to prints supplied by its customers. The Costa Mesa products contributed approximately 13% of total revenues and approximately 25% of product sales for the 13 weeks ended December 31, 2006. Therefore, the operations of the Company’s Optex subsidiary represent a substantial majority of the operations of the Company’s product segment in the first quarter of fiscal 2007. The Company is evaluating whether to separate the Company’s product segment in future reporting periods as the integration of Optex’s operations with those of the rest of the Company becomes more mature.

The Company’s management evaluates financial information to review the performance of the Company’s research and development contract business separately from the Company’s product business, but only to the extent of the revenues and the cost of revenues of the two segments. Because the various indirect expense operations of the Company, as well as its assets, now support all of its revenue-generating operations in a matrix manner, frequently in circumstances in which a distinction between research and development contract support and product support is difficult to identify, segregation of these indirect costs and assets is impracticable. The revenues and gross profit or loss of the Company’s two reportable segments for the 13-week periods ended December 31, 2006 and January 1, 2006 are shown in the following table. Since the Initial Acquisition of Optex did not occur until December 30, 2005, Optex’s results were not consolidated with those of the Company during the 13-week period ended January 1, 2006. The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies.

	13 Weeks Ended
	December 31, 2006	January 1, 2006
Contract research and development revenue	$4,004,200	$4,256,700
Cost of contract research and development revenue	3,358,000	3,371,000

Gross profit	$646,200	$885,700

Optex product sales	$3,091,200	$—
Cost of Optex product sales	2,672,800	—

Gross profit (loss)	$418,400	$—

Costa Mesa product sales	$1,020,200	$508,700
Cost of Costa Mesa product sales	623,800	382,200

Gross profit (loss)	$396,400	$126,500

Reconciliations of segment product sales to product sales are as follows:
	13 Weeks Ended
	December 31, 2006	January 1, 2006
Optex product sales	$3,091,200	$—
Costa Mesa product sales	1,020,200	508,700

Product sales	$4,111,400	$508,700

Reconciliations of segment revenues to total revenues are as follows:

	13 Weeks Ended
	December 31, 2006	January 1, 2006
Contract research and development revenue	$4,004,200	$4,256,700
Product sales	4,111,400	508,700
Other revenue	3,900	15,600

Total revenues	$8,119,500	$4,781,000

Reconciliations of segment gross profit to loss before minority interest and provision for income taxes are as follows:

	13 Weeks Ended
	December 31, 2006	January 1, 2006
Contract research and development segment gross profit	$646,200	$885,700
Product segment gross profit (loss)	814,800	126,500

Net segment gross profit	1,461,000	1,012,200
Add (deduct):
Other revenue	3,900	15,600
General and administrative expense	(2,530,000)	(2,071,000)
Research and development expense	(131,400)	(69,400)
Interest expense	(910,200)	(8,300)
Loss on extinguishment of debt	(4,398,000)
Interest and other income	400	1,600

Loss from operations before minority interest and provision for income taxes	$(6,504,300)	$(1,119,300)

Note 10 – Concentration of Revenues and Sources of Supply

In the 13-week period ended December 31, 2006, direct contracts with the U.S. government accounted for 54% of the Company’s total revenues, and second-tier government contracts with prime government contractors accounted for 39% of total revenues. The remaining 7% of the Company’s total revenues were derived from non-government sources. Of the revenues derived directly or indirectly from U.S. government agencies, the U.S. Army, the U.S. Air Force, DARPA, SAIC, a government contractor, and General Dynamics, a government contractor, accounted for 29%, 23%, 11% and 10%, respectively, of total revenues. Loss of any of these customers would have a material adverse impact on our business, financial condition and results of operations. No single non-governmental customer accounted for more than 10% of the total consolidated revenues in the 13-week period ended December 31, 2006.

In the 13-week period ended January 1, 2006, direct contracts with the U.S. government accounted for 68% of the Company’s total revenues, and second-tier government contracts with prime government contractors accounted for 18% of total revenues. The remaining 14% of the Company’s total revenues were derived from non-government sources. Of the 86% derived directly or indirectly from U.S. government agencies in the fiscal 2006 period, the U.S. Army, DARPA and the U.S. Navy accounted for 33%, 21%, and 12%, respectively, of total revenues. No single non-governmental customer accounted for more than 10% of the total consolidated revenues in the 13-week period ended January 1, 2006.

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

Optex manufactures its own products in its leased facilities in Richardson, Texas, largely through assembly of parts, many of which are available from a variety of sources. Optex’s largest suppliers are Litton Electro-Optical Systems, Hoya Optics, Qioptiq Imaging Solutions and Spartech Corporation. However, some of Optex’s products currently incorporate components purchased from single sources of supply. The financial pressure surrounding the restructuring of our debt has limited the Company’s ability to supplement Optex’s working capital used to purchase parts and materials from its suppliers. If supply from single supply sources is materially disrupted, requiring Optex to obtain and qualify alternate sources of supply for such components, the Company’s revenues could decline, its reputation with customers could be harmed, and its business and results of operations could be adversely affected.

Note 11 – Commitments and Contingencies

Government Expense Audits. The Company’s reimbursable indirect expense rates for government contracts have been audited through the fiscal year ended September 28, 2003. The Federal government has a proposed claim for recovery of $152,400 pursuant to the fiscal 2001 indirect rate audit. Pursuant to Federal Acquisition Regulations, the Company believes that it has a basis for waiver of this claim and has submitted a formal request for such waiver, which is currently pending, but there can be no assurance that such request will be granted. The accompanying consolidated financial statements do not include an accrual for potential loss, if any, related to this claim. The Federal government’s indirect rate audit for fiscal 2004, fiscal 2005 and fiscal 2006 have not yet been scheduled.

Litigation. The Company has been, and may from time to time, become a party to various legal proceedings arising in the ordinary course of its business. Management does not presently know of any such matters, the disposition of which would be likely to incur a material effect on the Company’s consolidated financial position, results of operations or liquidity.

Note 12 – Income Taxes

The income tax provision is based upon management’s review of the Company’s estimated annual income tax rate, including state taxes. The Company expects to record only minimum state taxes for fiscal 2007, as was the case in fiscal 2006. Accordingly, the income tax provision for the current quarter ended December 31, 2006 and the prior year comparable quarter ended January 1, 2006 are based on an allocable portion of state minimum taxes.

Note 13 – Related Party Transactions

In December 2005, the Company amended and restated its consulting agreement entered into in May 2005 and amended in August 2005, with one of the Company’s directors, Chris Toffales, and his consulting firm, CTC Aero, LLC, of which he is sole owner. The December 2005 amendment extended the term of the agreement from one year to three years, increased the monthly consulting fee for business development services from $15,000 to $21,000 per month and changed the terms for payment of any success fee that may be earned by CTC Aero and Mr. Toffales in connection with potential acquisition activities of the Company. Pursuant to the December 2005 amendment, future acquisition success fees, if any, will be payable in unregistered shares of the Company’s common stock in an amount equal to between 5% and 1% of the total purchase price paid by the Company for such acquisition, which percentage decreases are based upon the total acquisition purchase price, and valued at the same per share purchase price as agreed upon in the applicable acquisition. The minimum success fee, if any, remains unchanged by the December 2005 amendment at $150,000. The Company also will pay an additional amount in cash equal to 35% of the success fee. Pursuant to this consulting agreement, CTC Aero and Mr. Toffales earned a success fee of $500,000 in connection with the acquisition of Optex, which fee is a portion of the total purchase price of the Optex transaction. (See Note 2.) Although this fee currently is payable in cash, the Company has received stockholder approval to pay this fee with 192,308 shares of Common Stock in lieu of cash. If Mr. Toffales or CTC Aero elect to receive this fee in Common Stock, an additional $175,000 in cash will be paid to Mr. Toffales or CTC Aero to offset the tax consequences of the stock payment pursuant to the December 2005 amendment to the consulting agreement. CTC Aero also earned a fee of $127,500 in connection with the private placement of the convertible debt entered into by the Company to partially finance the Initial Acquisition of Optex, which was paid by the debt holders. (See Note 3). In the 13 weeks ended December 31, 2006 and January 1, 2006, Mr. Toffales earned $63,000 and $30,000, respectively, for the provision of strategic planning and business development services.

In December 2005, the Company entered into the Initial Acquisition of Optex and purchased 70% of the issued and outstanding capital stock of Optex from Timothy Looney for the following consideration: (a) an initial cash payment of $14.0 million; (b) an additional $64,200 which was paid in July 2006 after completion of Optex’s 2005 audit; and (c) a potential payment of up to an additional $4.0 million in a cash earnout based upon the percentage of net cash flow generated from the Optex business for fiscal 2006 and each of the subsequent two fiscal years. The Company also entered into the Buyer Option agreement with Mr. Looney, whereby the Company agreed to purchase the remaining 30% of the issued and outstanding capital stock of Optex from Mr. Looney if certain conditions were met, including the approval by the Company’s stockholders of the issuance to Mr. Looney of 2,692,307 shares of the Company’s Common Stock as consideration for the exercise of the Buyer Option. In connection with the transaction in December 2005, Mr. Looney became an officer of the Company and remains an officer and director of Optex. The Company exercised the Buyer Option on December 29, 2006 and issued Mr. Looney 2,692,307 shares of the Company’s common stock and a one year $400,000 unsecured, subordinated promissory note payable pursuant thereto on December 29, 2006 in consideration for certain amendments relating to the Buyer Option agreement. (See Note 2). The Company is required to file and has filed a registration statement covering the potential resale of those shares by Mr. Looney. As a result of this issuance, Mr. Looney became a greater than 10% stockholder of the Company. In January 2007, the Company amended its earnout agreement with Mr. Looney to extend it for an additional year, with a reduction to $3.9 million in the maximum potential payment, in consideration for Mr. Looney providing the Company’s Optex subsidiary with a secured subordinated term loan providing for advances of up to $2 million, maturing on the earlier of February 2009 or sixty days after retirement of the Company’s senior debt. (See Note 14).

As described more fully in Note 3, in order to finance the Initial Acquisition of Optex, in December 2005, the Company closed a private placement with Pequot consisting of senior subordinated secured convertible Notes in the original aggregate principal amount of $10.0 million and issued to Pequot four-year Warrants to purchase an aggregate of 1,346,154 shares of the Company’s Common Stock at an exercise price of $3.10 per share. The Notes were issued in two series, both of which bear interest at 3.5% per annum, which rate is subject to potential reduction over time. One series of Notes, with an aggregate face amount of $7,445,493, matures on December 30, 2009, and the other series of Notes, with an aggregate face amount of $2,554,507, initially matured on December 30, 2007, but in connection with the assignment of the Notes to the Company’s new senior lenders in December 2006, the new senior lenders elected to extend the maturity date of the second series of Notes to December 30, 2009. The principal and interest under the Notes was initially convertible into shares of Common Stock at a conversion price per share of $2.60 and the Warrants were initially exercisable for shares of Common Stock at an exercise price per share of $3.10, subject to adjustment for stock splits, stock dividends, recapitalizations and the like and for certain price dilutive issuances. As a result of the issuance of new warrants to the new senior lenders in the December 2006 restructuring of the Company’s senior debt, the Notes automatically became convertible at a conversion price of $1.30 per share and the Warrants automatically became exercisable at an exercise price of $1.30 per share and the number of shares purchasable under such Warrants automatically increased from 1,346,154 to 3,210,060, in accordance with the terms of the anti-dilution provisions of such Notes and Warrants. Subject to certain conditions and limitations, the principal and interest under the Notes also may be repaid with shares of Common Stock. The conversion and exercise of the Notes and Warrants into an aggregate number of shares of Common Stock exceeding 19.99% of the Company’s outstanding Common Stock prior to the closing of the private placement has been approved by the Company’s stockholders. As a result of the private placement, Pequot was deemed to be a beneficial owner of greater than 10% of the Company’s Common Stock because of the conversion feature of the Notes. However, in December 2006, Pequot agreed to a blocking term preventing their beneficial ownership from exceeding 9.9% of the Company’s outstanding common stock. In connection with assignment of the Notes in December 2006, each of the new senior lenders agreed to include a blocking term limiting each of the Note holders’ beneficial ownership at any given time to less than 4.99% (and in no event more than 9.99%) of the Company’s outstanding Common Stock. Accordingly, Pequot is no longer deemed to be a beneficial owner of greater than 10% of the Company’s outstanding Common Stock, and neither of the new purchasers of the Pequot Notes are deemed to be a beneficial owner of greater than 10% of the Company’s Common Stock.

Note 14 – Subsequent Events

$2 Million Term Note

In January 2007, the Company amended its earnout agreement with Timothy Looney, which was entered into in connection with the Initial Acquisition of Optex, to extend the earnout period through December 2009, with a reduction to $3.9 million in the maximum potential payment, in consideration for Mr. Looney providing the Company’s Optex subsidiary with a secured subordinated term note providing for advances of up to $2 million, maturing on the earlier of February 2009 or sixty days after retirement of the Company’s senior debt. Aggregate advances of $2 million were provided to Optex in January 2007 pursuant to the secured subordinated term note.

Debt Default Waivers

As a result of the Company’s failure to timely file its Form 10-K for the fiscal year ended October 1, 2006 and the resulting receipt of a Nasdaq Staff Determination concerning such late filing, the Company’s Series 1 and Series 2 Notes, Longview term loan, $400,000 unsecured subordinated promissory note and $2 million secured subordinated term note became in default. The Company received waivers, dated January 26, 2007, which cured these defaults, provided that the Company file its Form 10-K by January 31, 2007, which it did.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this report, the terms “Irvine Sensors,” “Company,” “we,” “us” and “our” refer to Irvine Sensors Corporation (“ISC”) and its subsidiaries.

This report contains forward-looking statements regarding Irvine Sensors which include, but are not limited to, statements concerning our projected revenues, expenses, gross profit and income, mix of revenue, demand for our products, the success of our acquisition of Optex Systems, Inc. and its relative contribution to our results of operations, the need for additional capital, our ability to obtain and successfully perform additional new contract awards and the related funding of such awards, market acceptance of our products and technologies, the competitive nature of our business and markets, the success and timing of new product introductions and commercialization of our technologies, product qualification requirements of our customers, our significant accounting policies and estimates, and the outcome of expense audits. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “estimates,” “should,” “may,” “will”, “with a view to” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Such factors include, but are not limited to the following:

•	our ability to satisfy our new and refinanced debt instruments without default;

•	our ability to successfully integrate the operations of Optex and any other companies or businesses we acquire;
•	our ability to maintain adequate internal controls and disclosure procedures, and achieve compliance with Section 404 of the Sarbanes-Oxley Act;

•	our ability to secure and successfully perform additional research and development contracts;

•	governmental agendas, budget issues and constraints and funding delays;

•	our ability to obtain expected and timely procurements resulting from existing contracts;

•	our ability to introduce new products, gain broad market acceptance for such products and ramp up manufacturing in a timely manner;

•	the pace at which new markets develop;

•	new products or technologies introduced by our competitors, many of whom are bigger and better financed than us;

•	our ability to successfully execute our business plan and control costs and expenses;

•	the availability of additional financing on acceptable terms in a timely manner;

•	our ability to establish strategic partnerships to develop our business;

•	our limited market capitalization;

•	general economic and political instability; and

•	those additional factors which are listed under the section “Risk Factors” at Part II, Item 1A of this report.

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

Overview

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

In December 2005, we completed the initial acquisition (the “Initial Acquisition”) of 70% of the outstanding capital stock of Optex Systems, Inc., a privately held manufacturer of telescopes, periscopes, lenses and other optical systems and instruments whose customers are primarily agencies of and prime contractors to the U.S. Government. In consideration for the Initial Acquisition, we made an initial cash payment to the sole shareholder of Optex, Timothy Looney, in the amount of $14.0 million and made an additional cash payment of $64,200 in April 2006 upon completion of the audit of Optex’s financial statements for the year ended December 31, 2005. As additional consideration, we were initially required to pay to Mr. Looney cash earnout payments in the aggregate amount up to $4.0 million based upon the net cash generated from the Optex business, after debt service, for the fiscal year ended October 1, 2006 (“fiscal 2006”) and the next two subsequent fiscal years. Mr. Looney was not entitled to earnout payments for fiscal 2006. In January 2007, we negotiated an amendment to our earnout agreement with Mr. Looney that extended his earnout period to December 2009 and reduced the aggregate maximum earnout by $100,000 to $3.9 million in consideration for a secured subordinated term loan providing for advances of up to $2 million provided by Mr. Looney to Optex, which term loan matures on the earlier of February 2009 or 60 days after repayment of our senior debt.

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

Optex had product sales of approximately $18.9 million and income before interest and provision for income taxes of approximately $1.2 million in calendar year 2005. In the three quarters of fiscal 2006 since the Initial Acquisition, Optex had approximately $12.8 million in product sales. In the first quarter of fiscal 2007, Optex had approximately $3.1 million of product sales. Optex’s products range from simple subassemblies to complex systems comprised of opto-mechanical and electro-optical products, which are typically built pursuant to customer-supplied designs. Many of its products are sold pursuant to multi-year, fixed-price contracts, with pre-negotiated cost-inflation features, that are procured competitively by the military services or by prime contractors to the military services. In recent years, Optex has increased sales of its products both because of the increased attrition of equipment mounted on military land vehicles engaged in on-going conflicts and also because of increased market share resulting from successes in competitive procurements. Much of the recent growth in Optex’s sales has been derived from increases in sales to prime contractors. We financed the Initial Acquisition of Optex by a combination of $4.9 million of senior secured debt from Square 1 Bank under a term loan and $10.0 million of senior subordinated secured convertible notes from two private equity funds, which are sometimes referred to in this report collectively as “Pequot”. In December 2006, both of these obligations were refinanced with two new senior lenders. These transactions resulted in approximately $4.4 million of non-recurring debt extinguishment expenses, largely non-cash, and approximately $12.4 million of future additional interest expense resulting from debt discounts and issuance costs.

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

We have a history of unprofitable operations due in part to discretionary investments that we have made to commercialize our technologies and to maintain our technical staff and corporate infrastructure at levels that we believed were required for future growth. These investments have yet to produce sustainable, profitable product sales. With respect to our investments in staff and infrastructure, the advanced technical and multi-disciplinary content of our proprietary technologies places a premium on a stable and well-trained work force. As a result, we tend to maintain our work force even when anticipated government contracts are delayed, a circumstance that has occurred with some frequency in the past and that has resulted in under-utilization of our labor force for revenue generation from time to time. Delays in receipt of research and development contracts are unpredictable, but we believe represent a recurring characteristic of our research and development contract business. We anticipate that the impact on our business of future delays can be overcome by the achievement of greater contract backlog and are seeking growth in our research and development contract revenue to that end. We are also seeking to expand the contribution to our total revenues from product sales, which do not generally experience the same types of delays that can occur in research and development contracts. We have not yet demonstrated the level of sustained research and development contract revenue or product sales required to predictably achieve profitable operations. Our ability to recover our investments through the cost-reimbursement features of our government contracts is subject to both regulatory and competitive pricing considerations.

In the past, we have maintained separate operating business units, including our subsidiaries that were separately managed, with independent product development, marketing and distribution capabilities. However, during the fiscal year ended September 28, 2003 (“fiscal 2003”), we reorganized our operations to consolidate our administrative, marketing and engineering resources and to reduce expenses. In the fiscal year ended October 3, 2004 (“fiscal 2004”), fiscal 2005 and fiscal 2006, none of our previous historical subsidiaries accounted for more than 10% of our total revenues. However, Optex accounted for approximately 42% of our total revenues in fiscal 2006, even though it contributed to our total revenues for only three fiscal quarters. In the first 13 weeks of fiscal 2007, Optex accounted for approximately 38% of our total revenues. Optex is expected to continue to account for a substantial portion of our total revenues in subsequent reporting periods. None of our subsidiaries except Optex account for more than 10% of our total assets or have separate employees or facilities. We currently report our operating results and financial condition in two operating segments, our research and development business and our product business.

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

Revenue Recognition. Our consolidated total revenues during the 13 weeks ended December 31, 2006 included a substantial contribution from contracts to develop prototypes and provide research, development, design, testing and evaluation of complex detection and control defense systems. Our research and development contracts are usually cost reimbursement plus a fixed fee or fixed price with billing entitlements based on the level of effort we expended. For such research and development contracts, we recognize revenues as we incur costs and include applicable fees or profits primarily in the proportion that costs incurred bear to estimated final costs. Upon the initiation of each such contract, a detailed cost budget is established for direct labor, material, subcontract support and allowable indirect costs based on our proposal and the required scope of the contract as may have been modified by negotiation with the customer, usually a U.S. government agency or prime contractor. A program manager is assigned to secure the needed labor, material and subcontract in the program budget to achieve the stated goals of the contract and to manage the deployment of those resources against the program plan. Our accounting department collects the direct labor, material and subcontract charges for each contract on a weekly basis and provides such information to the respective program managers and senior management.

The program managers review and report the performance of their contracts against the respective program plans with our senior management on a monthly basis. These reviews are summarized in the form of estimates of costs to complete the contracts (“ETCs”). If an ETC indicates a potential overrun against budgeted program resources, it is the responsibility of the program manager to revise the program plan in a manner consistent with the customer’s objectives to eliminate such overrun and to seek necessary customer agreement to such revision. To mitigate the financial risk of such re-planning, we attempt to negotiate the deliverable requirements of our research and development contracts to allow as much flexibility as possible in technical outcomes. Given the inherent technical uncertainty involved in research and development contracts, in which new technology is being invented, explored or enhanced, such flexibility in terms is frequently achievable. When re-planning does not appear possible within program budgets, senior management makes a judgment as to whether we plan to supplement the customer budget with our own funds or whether the program statement of work will require the additional resources to be expended to meet contractual obligations. If either determination is made, we record an accrual for the anticipated contract overrun based on the most recent ETC of the particular contract.

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

We have adopted the provisions of SFAS No. 142, Goodwill and Intangible Assets (“SFAS 142”). Under SFAS 142, we are required to test goodwill for impairment at least annually. We have elected to evaluate the carrying value of goodwill as of the first day of our fourth fiscal quarter and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. In performing the impairment review, we determine the carrying amount of each reporting unit by assigning assets and liabilities, including the existing goodwill, to those reporting units. See Note 2 to the Condensed Notes to Consolidated Financial Statements. A reporting unit is defined as an operating segment or one level below an operating segment (referred to as a “component”). A component of an operating segment is deemed a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. Our Optex subsidiary is a reporting unit within our Product operating segment.

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

We calculate compensation expense for non-vested stock awards by determining the fair value of each such grant as of their respective dates of grant using the closing sales price of our common stock on the NASDAQ Capital Market at such dates without any discount. We recognize compensation expense for non-vested stock awards on a straight-line basis over the vesting period of the non-vested stock award.

Derivatives. In June 1998, the Financial Accounting Standards Board (the “FASB”) issued No. SFAS 133, Accounting for Derivatives and Hedging Instruments (“SFAS 133”). SFAS 133 requires us to recognize all derivatives on the balance sheet at fair value. Derivatives are measured at fair value and marked to market through earnings, as required by SFAS 133. Our determination of fair value of embedded derivatives, if any, is made as of each reporting date using option pricing models, and is affected by our stock price as well as assumptions regarding a number of other subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the derivative’s underlying contract and the expected life of a derivative’s underlying contract. Although the fair value of derivatives is determined in accordance with SFAS 133, that value may not be indicative of the fair value observed in a willing buyer or willing seller market transaction.

Results of Operations

Contract Research and Development Revenue. Contract research and development revenue consists of amounts realized or realizable from funded research and development contracts, largely from U.S. government agencies and government contractors, primarily conducted by our historical operations in Costa Mesa, California. Contract research and development revenues for the 13-week period ended December 31, 2006 declined slightly from contract research and development revenues of the 13-week period ended January 1, 2006, but still continued to contribute a substantial percentage of our total revenues as shown in the following table:

13-Week Comparisons	Contract Research and Development Revenue	Percent of Total Revenue
13 weeks ended January 1, 2006	$4,256,700	89%
Dollar decrease in current comparable 13 weeks	(252,500)

13 weeks ended December 31, 2006	$4,004,200	49%
Percent decrease in current 13 weeks	(6)%

Our contract research and development revenue in the 13-week period ended December 31, 2006 was largely realized from contracts that were already in funded backlog at the start of the period. Accordingly, we believe that the modest absolute dollar decline in contract research and development revenue for the current year period is a reflection of the specific programmatic milestones of the research and development contracts that were underway during the period, rather than a trend related to awards. However, we anticipate that we will continue to receive research and development contracts oriented toward deployable applications that are typically larger in dollar value than early stage research and development contracts, but are also subject to more procurement processing time than smaller awards. Accordingly, our future research and development contract revenue will continue to be sensitive to possible procurement delays. Based on our existing backlog and notices of pending research and development contract awards, we believe, but cannot guarantee, that we will be able to increase our contract research and development revenue in absolute dollars for fiscal 2007 over that achieved in fiscal 2006. However, at the time of this report, the full potential effects of the fiscal 2007 U.S. defense budget and relevant government procurements are not yet visible to us. Even if this outcome is achieved, however, contract research and development revenue is projected to represent a declining percentage of our future total revenues because of the acquisition of Optex, the revenues of which consist solely of product sales. Optex contributed approximately $3.1 million of product sales to total revenues in the first 13-week period of fiscal 2007, but was not yet consolidated in our total revenues in the first 13-week period of fiscal 2006, which was the primary cause for the decrease in contract research and development revenue as a percent of total revenue in the current period. After isolating the impact of Optex on our total revenues, contract research and development would have represented 80% of our total revenues in the 13-week period ended December 31, 2006.

Cost of Contract Research and Development Revenue. Cost of contract research and development revenue consists of wages and related benefits, as well as subcontractor, independent consultant and vendor expenses directly incurred in support of research and development contracts, plus associated indirect expenses permitted to be charged pursuant to the relevant contracts. Our cost of contract research and development revenue for the first 13 weeks of fiscal 2007 was virtually unchanged in absolute dollars as compared to the first 13 weeks of fiscal 2006, but the percent of contract research and development revenue represented by the cost of contract research and development revenue increased in the 13 weeks ended December 31, 2006 from the comparable fiscal 2006 period as shown in the following table:

13-Week Comparisons	Cost of Contract Research and Development Revenue	Percent of Contract Research and Development Revenue
13 weeks ended January 1, 2006	$3,371,000	79%
Dollar decrease in current comparable 13 weeks	(13,000)

13 weeks ended December 31, 2006	$3,358,000	84%
Percent decrease in current 13 weeks	(0.4)%

The increase in cost of contract research and development revenue as a percent of contract research and development revenue in the current year period was largely due to a higher percentage contribution to costs of contract research and development revenue in the current year period from external vendors, independent contractors and subcontractors. Such external support does not recover as much indirect expense through the cost reimbursement features of many of our contracts as does our own internal labor. Accordingly, when the percentage contribution of external sources to our costs of contract research and development increases and the percentage contribution of our internal labor to our costs of contract research and development correspondingly decreases, our gross margin on our contract research and development revenue typically declines. The decline in the current first quarter, however, did not represent a fundamental shift in the composition of the cost of contract research and development revenue, but rather, was a timing effect resulting from specified technical milestones of the research and development contracts underway in the current year period and the requirements for external sources to meet those milestones.

Product Sales. Subsequent to the Initial Acquisition of Optex at the end of our first quarter of fiscal 2006, our product sales were principally comprised of sales of Optex’s optical equipment and systems, largely intended for use on military land vehicles. We also derived some product sales from sales of chips, modules, stacked chip products and chip stacking services and, to a limited degree, sales of miniaturized camera products. Because of the Initial Acquisition of Optex, product sales for the 13-week period ended December 31, 2006 increased substantially in terms of absolute dollars and as a percent of total revenue as compared to the 13-week period ended January 1, 2006 as shown in the following table:

13-Week Comparisons	Product Sales	Percent of Total Revenue
13 weeks ended January 1, 2006	$508,700	11%
Dollar increase in current comparable 13 weeks	3,602,700

13 weeks ended December 31, 2006	$4,111,400	51%
Percent increase in current 13 weeks	708%

Nearly $3.1 million of the approximate $3.6 million increase in product sales in the current year period is simply the result of the consolidation of Optex’s revenues, which were not consolidated in the prior year period. In addition to this factor, however, sales of our Costa Mesa products essentially doubled in the fiscal 2007 period as compared to the fiscal 2006 first quarter, largely as a result of increased sales of our thermal imaging sensors and cameras. Based on our current backlog of orders for such parts, we anticipate that sales of our thermal imaging sensors and cameras will increase in the balance of fiscal 2007 as compared to the corresponding periods of fiscal 2006. We also anticipate that sales of Optex’s products will increase in absolute dollars in subsequent periods of fiscal 2007 based on Optex’s existing funded backlog.

Cost of Product Sales. Cost of product sales consists of wages and related benefits of our personnel, as well as subcontractor, independent consultant and vendor expenses directly incurred in the manufacture of products sold, plus related overhead expenses. Our cost of product sales for the 13-week periods ended December 31, 2006 and January 1, 2006 is shown in the following table:

13-Week Comparisons	Cost of Product Sales	Percent of Product Sales
13 weeks ended January 1, 2006	$382,200	75%
Dollar increase in current comparable 13 weeks	2,914,400

13 weeks ended December 31, 2006	$3,296,600	80%
Percent increase in current 13 weeks	(763)%

The substantial increase in absolute dollars of cost of product sales in the current year period was also related to the consolidation of Optex in the fiscal 2007 period, a factor that was not present in the fiscal 2006 first quarter. In the current year period, Optex’s gross margins on product sales was affected by the product mix shipped during the period, which included a substantial contribution of products with contractually negotiated limited margins. Because of the large dollar value of these Optex shipments, this narrower margin offset substantial improvements in gross margins of our Costa Mesa products, largely from thermal imagers and cameras, resulting in the overall increase in cost of product sales as a percent of product sales.

General and Administrative Expense. General and administrative expense largely consists of wages and related benefits for our executive, financial, administrative and marketing team, as well as professional fees, primarily legal and accounting fees and costs, plus various fixed costs such as rent, utilities and telephone. The comparison of our general and administrative expense for the 13 weeks ended December 31, 2006 and January 1, 2006 is shown in the following table:

13-Week Comparisons	General and Administrative Expense	Percent of Total Revenue
13 weeks ended January 1, 2006	$2,071,000	43%
Dollar increase in current comparable 13 weeks	459,000

13 weeks ended December 31, 2006	$2,530,000	31%
Percent increase for current 13 weeks	22%

Approximately $283,500, or 62%, of the dollar increase in general and administrative expense in the 13-week period ended December 31, 2006 as compared to the 13-week period ended January 1, 2006 was the result of increased general and administrative wages and related employee benefits, primarily due to additional headcount as a result of the consolidation of Optex’s general and administrative personnel in the current period as compared to the prior period in which these expenses were not consolidated, but also due to increased labor expenses incurred to expand our finance staff. Approximately $132,400, or 29% of the dollar increase in general and administrative expense in the fiscal 2007 first quarter was due to the consolidation of Optex’s fixed general and administrative expenses primarily related to Optex’s facility in Richardson, Texas. General and administrative expense in the first quarter of fiscal 2007 also included approximately $40,500 of intangible asset amortization expense as a result of the Optex acquisition, a factor that was not present in the fiscal 2006 first quarter and which contributed to approximately to 9% of the increase in general and administrative expense for the 13 weeks ended December 31, 2006 as compared to the 13 weeks ended January 1, 2006. In addition to the increases in absolute dollars of general and administrative expense noted above, the consolidation of Optex in the current period was the primary cause for the substantial reduction in general and administrative expense as a percent of total revenue, since the revenue contribution from that consolidation substantially exceeded the corresponding increase in general and administrative expense.

Research and Development Expense. Research and development expense consists of wages and related benefits for our research and development team, as well as independent contractor consulting fees and subcontractor and vendor expenses directly incurred in support of internally funded research and development projects, plus associated overhead expenses. Research and development expense for the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006 changed as shown in the following table:

13-Week Comparisons	Research and Development Expense	Percent of Total Revenue
13 weeks ended January 1, 2006	$69,400	1%
Dollar increase in current comparable 13 weeks	62,000

13 weeks ended December 31, 2006	$131,400	2%
Percent increase for current 13 weeks	89%

Neither the absolute dollars of research and development expense or the percentages of total revenue of such expense were substantial in either the 13-week period ended December 31, 2006 or the 13-week period ended January 1, 2006. During both periods, our technical staff was largely deployed to support funded research and development contract revenue, and to a lesser degree, bid and proposal activities. We use the same technical staff for both internal and customer funded research and development projects, as well as bid and proposal activities, and when one of these categories is prioritized during a period, there is less labor available and correspondingly less expense for other categories. We anticipate that the utilization of our direct labor force for internally funded research and development activities will continue to remain relatively modest during the subsequent periods of fiscal 2007. Optex generally has historically conducted very minimal internal research and development activities and accordingly, did not incur significant research and development expense in the first quarter of fiscal 2007. We do not anticipate significant Optex research and development in the balance of the fiscal year.

Interest Expense. Our interest expense for the first 13 weeks of fiscal 2007, compared to the first 13 weeks of fiscal 2006, increased substantially, largely as a result of the debt service associated with the Initial Acquisition of Optex, as shown in the following table:

Interest Expense
13 weeks ended January 1, 2006	$8,300
Dollar increase in current comparable 13 weeks	901,900

13 weeks ended December 31, 2006	$910,200
Percent increase for current 13 weeks	10,866%

We anticipate that interest expense will increase substantially in future periods as a result of amortization of discounts and issuance costs derived from our debt restructuring in December 2006. Over the lifetime of the debt instruments, this amortization will offset the current period increase in stockholders’ equity resulting from recording the effect of the debt discounts. See Note 3 to the Condensed Notes to Consolidated Financial Statements for further discussion of these effects.

Debt Extinguishment Expense. In the 13-week period ended December 31, 2006, we recorded a non-recurring loss on extinguishment of debt of $4,398,000 as a result of our restructuring of our debt. No comparable expense was recorded in the 13-week period ended January 1, 2006. See Note 3 to the Condensed Notes to Consolidated Financial Statements for further discussion of this effect.

Net Loss. Our net loss increased substantially in the 13-week period ended December 31, 2006, compared to the 13-week period ended January 1, 2006, as shown in the following table:

13-Week Comparisons	Net Loss
13 weeks ended January 1, 2006	$(1,125,100)
Dollar increase in current comparable 13 weeks	5,302,400

13 weeks ended December 31, 2006	$(6,427,500)
Percent increase for current 13 weeks	471%

The loss on debt extinguishment and increased interest expense discussed above accounted for $5,299,900, or virtually all of the increase in net loss in the current year period. The imputed expenses associated with the restructuring of our debt are substantial and are expected to adversely impact our results in subsequent periods of fiscal 2007.

Liquidity and Capital Resources

Our liquidity increased in the first 13 weeks of fiscal 2007 as measured by both our consolidated cash and cash equivalents and our working capital as shown in the following table:

	Cash and Cash Equivalents	Working Capital
October 1, 2006	$582,800	$3,510,900
Dollar increase in the 13 weeks ended December 31, 2006	695,200	1,953,800

December 31, 2006	$1,278,000	$5,464,700
Percent increase in the 13 weeks ended December 31, 2006	119%	56%

The increase in liquidity in the 13 weeks ended December 31, 2006 was primarily due to $3,350,600 of net cash provided by financing activities related to the restructuring of our senior and subordinated debt in December 2006 and other financing activities during the current period. This increase in liquidity was offset in part by the $1,250,000 settlement payment to Pequot in December 2006 and our net loss in the current period. However, approximately $5.3 million of our net loss was derived from non-cash expenses, including approximately $4.1 million of non-cash extinguishment of debt expense, $728,300 of depreciation and amortization expense ($177,800 of which was intangible amortization expense resulting from the Initial Acquisition of Optex), approximately $367,900 of common stock contributions to employee retirement plans, $125,600 of non-cash interest expense and $50,000 of non-cash stock- based compensation.

The non-cash depreciation and amortization expense and the non-cash common stock contributions to retirement plans offset a number of cash expenses of our operations in the 13-week period ended December 31, 2006, but the net effect of various timing issues in the period and the $1.25 million settlement payment to Pequot was a net use of cash in operating activities of $2,377,600. The most significant timing effect contributing to this cash use was a $1,776,300 increase in inventory, largely at Optex, which built up substantial inventory during the period in response to its growing backlog. Offsetting this impact was a $685,400 increase in accounts payable and accrued expenses, a $802,400 decrease in unbilled revenues on contracts and a $556,400 decrease in accounts receivable. Management believes that these effects represent timing issues, rather than indications of trends.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of conventional operating leases. As of December 31, 2006, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commitments

Debt. At December 31, 2006, we had approximately $18.7 million of debt, which was incurred or related to the refinancing of the debt incurred to finance the Initial Acquisition and related working capital needs and which consisted of (i) subordinated convertible notes (collectively, the “Notes”) initially issued in two series to Pequot in the original aggregate principal amount of $10.0 million and subsequently purchased by our new senior lenders in December 2006, (ii) the principal balance then outstanding of our $8.25 million Term Note with our new senior lenders, all net of recorded discounts of approximately $1.5 million and (iii) a one-year $400,000 subordinated promissory note to Timothy Looney, described more fully below.

The Term Note bears interest at 11% per annum. Only quarterly interest is payable on the Term Note during its term until its maturity date of December 29, 2008, but the Term Note is subject to acceleration at the option of the new senior lenders upon the occurrence of certain events of default. Our new senior lenders have waived our requirement to comply with financial debt service covenants for the term of the Term Note, providing that we remain current with our interest payment obligations and certain other requirements of the Term Note, but we cannot assure you that we will be able to avoid default conditions under the Term Note in the future.

The Notes bear interest at the rate of 3.5% per annum, which interest is subject to potential reduction over time, and the principal and interest under the Notes are convertible into shares of our common stock at a conversion price per share that was initially set at $2.60, which conversion price is subject to adjustment under certain conditions. Due to the issuance of warrants to our new senior lenders in connection with the restructuring of our senior debt in December 2006, the conversion price per share of the Notes was automatically adjusted to $1.30 in accordance with the existing anti-dilution provisions in the Notes. We issued the first series of Notes (the “Series 1 Notes”) in the original principal amount of approximately $7.4 million, and such Series 1 Notes are repayable in quarterly interest only payments commencing March 31, 2006 though December 30, 2007. Thereafter, the Series 1 Notes are payable in 24 equal monthly principal installments plus interest maturing on December 30, 2009. The second series of Notes (the “Series 2 Notes”) are in the original principal amount of approximately $2.6 million and interest on such Notes was initially repayable in quarterly interest only payments commencing March 31, 2006, with the remaining principal amount initially due and payable on December 30, 2007. Upon assignment of the Notes to our new senior lenders in December 2006, the maturity date of the Series 2 Notes was extended to December 30, 2009. We may be required to repurchase the Notes under certain circumstances, including upon election of the note holders following an event of default as defined in the Notes, upon the incurrence of debt other than permitted indebtedness under the Notes, and upon certain issuances of our capital stock, at a repurchase price equal to the greater of (1) the outstanding principal amount of the Notes purchased, plus all accrued but unpaid interest thereon through the day of payment, and (2) 125% of the average of the closing prices of our common stock for the five days preceding the repurchase date. In September 2006, Pequot notified us that events of default had occurred under the Notes as a result of our non-compliance with the covenant of our senior bank debt, as well as other facts and circumstances that we disputed, and invoked its repurchase right under the Notes. However, shortly after issuance of Pequot’s notice, our then senior lender issued a payment blockage notice to Pequot regarding the Note repurchase that suspended the effectiveness of the Pequot event notice. In December 2006, the Notes were assigned through purchase from Pequot to our new senior lenders and any existing or asserted defaults thereunder were waived by our new senior lenders.

In connection with the original December 2005 financing, we also issued warrants to Pequot (the “Pequot Warrants”) in two series to purchase shares of our common stock at an initial exercise price of $3.10 per share, subject to adjustment in certain circumstances, which Pequot Warrants expire on December 30, 2009. The Series 1 Warrants were initially exercisable for the purchase of up to 1,002,278 shares of our common stock, and the Series 2 Warrants were initially exercisable for the purchase of up to 343,876 shares of our common stock. Due to the issuance of warrants to our new senior lenders, in December 2006, pursuant to the anti-dilution provisions contained in such warrants, the Series 1 Warrants were automatically adjusted to become exercisable for the purchase of up to 2,390,047 shares at $1.30 per share, and the Series 2 Warrants were automatically adjusted to become exercisable for the purchase of up to 820,012 shares at $1.30 per share. Subsequent to this adjustment, upon the exercise of any Warrants after the issuance of an aggregate of 2,390,047 shares of our common stock (as adjusted for any stock splits, stock combinations or similar events), we may either (i) deliver the applicable shares of common stock, or (ii) pay to Pequot an amount equal to the Black Scholes value of the Pequot Warrants with respect to the portion exercised in excess of 2,390,047 shares (subject to adjustments mentioned above). The portion of the Warrants with respect to which the cash amount has been paid will be cancelled and retired. As a result of stockholder approval, both the Series 1 Warrants and Series 2 Warrants are currently fully exercisable, subject to a blocker that would prevent Pequot’s stock ownership at any given time from exceeding 9.9% of our outstanding common stock. See Notes 2 and 3 to the Condensed Notes to the Consolidated Financial Statements for a detailed discussion of the Optex Initial Acquisition and the related financings and bank debt.

On December 29, 2006, we amended certain of the agreements with Timothy Looney regarding our Buyer Option. In consideration for such amendments, we issued a one-year unsecured subordinated promissory note to Mr. Looney in the principal amount of $400,000, bearing interest at a rate of 11% per annum. In January 2007, we negotiated an amendment to our earnout agreement with Mr. Looney that extended his earnout period to December 2009 and reduced the aggregate maximum earnout to $3.9 million in consideration for a subordinated secured term loan providing for advances up to $2.0 million, bearing 10% interest per annum, provided by Mr. Looney to Optex, which term loan matures on the earlier of February 2009 or sixty days after retirement of the our senior debt.

Capital Lease Obligations. Our outstanding principal balance on our capital lease obligations of $100,500 at December 31, 2006 relate primarily to manufacturing and test equipment at our Costa Mesa, California operations and are included as part of current and non-current liabilities within our consolidated balance sheet.

Operating Lease Obligations. We have various operating leases covering equipment and facilities located in Costa Mesa, California, and Richardson, Texas.

Other Commitments. Pursuant to a consulting agreement, we are obligated to pay a success fee of $500,000 to a consulting company, of which one of our directors is the sole owner, in connection with the Initial Acquisition of Optex, which fee is a portion of the total purchase price for the Optex acquisition. See Notes 2 and 13 to our Condensed Notes to Consolidated Financial Statements for detailed discussions of the Optex acquisition and the consulting agreement. Although this fee currently is payable in cash, we have received stockholder approval to pay the fee with 192,308 shares of common stock in lieu of cash, if the consulting company or our director elects to receive said fee in this form.

The following table summarizes the Company’s contractual obligations as of December 31, 2006.

	Payments Due by Period
Contractual Obligations	Total	1 year or less	2-3 years	4-5 years
Long-term debt	$18,650,000	$400,000	$18,250,000	$—
Capital leases	100,500	65,400	35,100	—
Operating leases	2,533,000	908,000	1,488,000	137,000

We believe, but cannot guarantee, that our government-funded research and development contract business will improve in fiscal 2007, and will therefore generate increased liquidity through both improved gross operating margins and the recovery of indirect costs as permitted under our government contracts. This belief stems from our visibility into budgetary decisions of various government agencies and our present backlog. At December 31, 2006, our funded backlog was approximately $41.4 million, approximately $33.7 million of which related to Optex’s business. We expect that a substantial portion of our funded backlog at December 31, 2006 will result in revenue recognized in fiscal 2007. In addition, our government research and development contracts typically include unfunded backlog, which is funded when the previously funded amounts have been expended. As of December 31, 2006, our total backlog, including unfunded portions, was approximately $43.2 million.

Contracts with government agencies may be suspended or terminated by the government at any time, subject to certain conditions. Similar termination provisions are typically included in agreements with prime contractors. Since our inception, we have experienced such termination of our contracts on three occasions, the latest of which was in April 1999. We cannot assure you that we will be able to avoid suspensions or terminations in the future. Any such termination, if material, could cause a disruption of our revenue stream, adversely affect our liquidity and results of operations and could result in employee lay-offs.

Based on the size and nature of our backlog at December 31, 2006, we also believe that our revenues from product sales will grow in the subsequent periods of fiscal 2007, largely due to an increase in Optex’s product sales. We further believe that these increased product sales are likely to contribute positively to operational cash flow. Since the earnout provision of the Optex acquisition will only be paid from a percentage of surplus cash flow from Optex’s operations after debt service, the occurrence of such earnout would reflect a positive contribution from Optex to our liquidity.

We currently believe that our working capital and liquidity at December 31, 2006 are adequate to support our existing operations for at least the next twelve months. However, there may be product sales growth opportunities in this interval that could place demands on our working capital that would require external infusion of working capital through equity or debt financings. We cannot guarantee that such financings would be available on a timely basis, or on acceptable terms, or at all.

Stock-Based Compensation

As discussed in note 1 to the Company’s Condensed Notes to Consolidated Financial Statements included in Part I of this report, effective October 3, 2005 the Company adopted SFAS No. 123(revised 2004) — Share Based Payments (“SFAS 123(R)”), which resulted in our recognition of stock-based compensation of $50,000 for the 13-week period ended December 31, 2006. That stock-based compensation was attributable to the following:

13-week period ended December 31, 2006
Cost of contract research and development revenue	$31,400
General and administrative expense	18,600

$50,000

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

We adopted SFAS 123(R) using the modified prospective method. Under this transition method, compensation costs recognized in fiscal 2006 includes: (i) compensation cost for all share-based payments granted prior to, but not yet earned as of October 3, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (ii) compensation cost for all share-based payments granted subsequent to October 2, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective method, results for the corresponding periods of the prior year have not been restated, and we will continue to disclose the pro forma effect of option grants on net earnings and net earnings per share in our financial statement footnote disclosures.

We also will continue to account for equity instruments issued to persons other than our employees and directors (“non-employees”) in accordance with the provisions of SFAS 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. All transactions in which goods or services are the consideration received for equity instruments issued to non-employees are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of any such equity instrument is the earliest to occur of (i) the date on which the third-party performance is complete, (ii) the date on which it is probable that performance will occur, or (iii) if different, the date on which the compensation has been earned by the non-employee. However, no equity instruments were issued to non-employees for goods or services during the 13 weeks ended December 31, 2006.

We have historically issued stock options to employees and outside directors whose only condition for vesting were continued employment or service during the related vesting period. Typically, the vesting period has been up to four years for employee awards and immediate vesting for director awards, although awards have sometimes granted with two year vesting periods. We have recently begun issuing non-vested stock grants as employment inducements to new employees. The typical restriction period for such grants is three years. We may impose other performance criteria for the vesting of options or non-vested stock granted in the future.

For purposes of SFAS 123(R), we calculate stock option-based compensation by estimating the fair value of each option granted using the Black-Scholes option valuation model and various assumptions that are described in Note 1 to our Consolidated Financial Statements. Once the compensation cost of an option is determined, we recognize that cost on a straight-line basis over the requisite service period of the option, which is typically the vesting period for options granted by us. We calculate compensation expense of non-vested stock grants by determining the fair value of each such grant as of their respective dates of grant using our stock price at such dates with no discount. We recognize compensation expense on a straight-line basis over the requisite service period of the non-vested stock award.

For the 13-week period ended December 31, 2006, stock-based compensation comprised compensation costs attributable to such period for those options that were not fully vested upon adoption of SFAS 123(R) and compensation costs for options and non-vested stock grants that were awarded during the period, prorated from the date of award to December 31, 2006, adjusted for estimated forfeitures in accordance with SFAS 123(R). There were no options to purchase shares of our common stock or awards of non-vested stock granted to employees during the 13-week period ended December 31, 2006.

The method we employ to calculate stock-based compensation is consistent with the method used to compute stock-based compensation under SFAS 123, except that under SFAS 123(R), we are required to estimate expected forfeitures, rather than adjusting for forfeitures when they occur as required under SFAS 123. We have estimated forfeitures to be 7%, which reduced stock-based compensation cost by $3,400 in the 13-week period ended December 31, 2006.

At December 31, 2006, the total compensation costs related to non-vested awards not yet recognized was $76,300. The weighted-average remaining vesting period of unvested options at December 31, 2006 was 0.9 years.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

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

(b) Changes to Internal Control over Financial Reporting. Our fiscal 2005 audit identified an error in our SFAS 123 stock option disclosures that had not been detected in our initial fiscal 2005 financial statement close process, resulting in an adjustment to both the fiscal 2005 and fiscal 2004 footnote disclosures. As we have continued to grow, the volume of routine transactions, including option and stock grants to employees and service providers, has grown significantly. Additionally, we have recently entered into complex transactions including, but not limited to: the Optex acquisition, other long-term contracts and financing transactions. Such transactions, as well as others, and the increasing volume of routine transactions, have created increased burdens upon our financial and accounting staff, particularly when they occur in schedule proximity to our financial statement close process as was the case with the Optex acquisition and the restructuring of our debt in December 2006. As a result, during the financial statement close process for fiscal 2005 and both the quarterly and annual financial close processes of fiscal 2006, we did not have sufficient internal resources to monitor financial accounting standards and to maintain controls to appropriately interpret, implement and review the application of new financial accounting standards, reporting requirements, and the completeness and correctness of disclosures in accordance with GAAP and the SEC’s rules and regulations. The absence of such controls over financial reporting constituted a material weakness in internal control that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As part of our remediation plan with respect to this material weakness, we hired a new Corporate Controller in the third quarter of fiscal 2006 and a new Assistant Controller in the fourth quarter of fiscal 2006. We also changed our internal controls to take advantage of these new resources. However, these steps did not fully remediate the above identified material weakness in our fiscal 2006 financial close process. We cannot guarantee that our actions in the future will be sufficient to remediate the identified material weaknesses and to accommodate possible future growth that could create other material weaknesses.

In addition to the material weakness discussed above, during the second, third and fourth quarters of fiscal 2006 and the first quarter of fiscal 2007, the accounting and financial reporting and control structure of Optex was still in a transitional state from that of a family-owned business, with related party management and limited segregation of duties, to that required for a publicly reporting entity. The lack of segregation of duties often results in the same individual performing two or more of the following functions: Initiation and authorization of transactions; recording of transactions; and custody of financial assets. The lack of segregation of duties at Optex also prevented us from satisfying important control objectives, such as authorization, completeness and accuracy, and reconciliation of accounting transactions and information. In itself, this status can be deemed to constitute a material weakness that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result, during the second, third and fourth quarters of fiscal 2006 and the first quarter of fiscal 2007, the combination of the transitional status of Optex with the limited internal resources of our corporate operation to separately monitor and control Optex’s operations constituted a material weakness in our internal controls that resulted in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The enhancement of our corporate accounting and financial management in the third and fourth quarters of fiscal 2006, and the retention of additional financial and management personnel for our Optex subsidiary did not fully remediate this latter material weakness by the financial close process of fiscal 2006 or the first quarter of fiscal 2007. During the fourth quarter of fiscal 2006, we began to employ various procedures to segregate certain financial operations at Optex and implemented a plan to integrate and formalize the accounting and close process of Optex with that of our corporate accounting and close processes at our Costa Mesa facility. However, these actions have not yet fully remediated the related material weaknesses at Optex. We cannot guarantee that future measures we may take will be sufficient to remediate the identified material weaknesses related to Optex or others that may be subsequently identified.

In addition to the period-end close, segregation of duties and monitoring control material weaknesses discussed above, the Company had material weaknesses in fiscal 2006 related to the lack of: 1) reconciliations of significant accounts on a monthly or even quarterly basis; 2) sufficient activity-level controls, including proper approval and authorization, related to the existence and valuation assertions in the inventory purchasing cycle; 3) sufficient activity-level controls related to the recognition and cut-off of revenues at the Optex subsidiary; 4) sufficient activity-level and monitoring controls over the construction and transfer of capital assets to satisfy the existence and valuation assertions, and; 5) sufficient activity-level and monitoring controls to satisfy the completeness, valuation and presentation and disclosure assertions within the income tax cycle. The absence of such controls constitute a material weakness in internal control that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

A restated description of the risk factors associated with our business is set forth below. This description includes any changes (whether or not material) to, and supersedes, the description of the risk factors associated with our business previously discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 1, 2006.

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

The December 2006 restructurings of our senior and subordinated debt have increased our aggregate debt, shortened the term of a portion of our senior debt and increased the dilutive effect of our convertible subordinated notes and related warrants, thereby increasing risks associated with the retirement of these obligations. The December 2006 restructuring of our senior debt increased the amount of that obligation from approximately $5.9 million to $8.3 million at a slightly higher interest rate, all of which is due and payable within two years, rather than a portion being due and payable within three years as was the case prior to the restructuring. Furthermore, the conversion price of our convertible subordinated notes and the exercise price of related warrants was reduced, pursuant to the notes’ price anti-dilution features, from $2.60 per share to $1.30 per share, which may impede our ability to raise additional capital to facilitate the retirement of our debt. Failure to satisfy our debt obligations would expose us to a variety of remedies available to our new lender, up to and including foreclosure on our assets.

The December 2006 restructurings of our senior and subordinated debt have resulted in substantial cash and non-cash expenses, which may adversely affect the price of our common stock. The restructuring of our senior debt and convertible subordinated notes involved cash expenses in excess of $2.5 million, including a $1.25 million settlement fee paid to Pequot, and very substantial non-cash expenses because of the expense of new warrants and the redetermination of imputed interest associated with the subordinated convertible notes primarily resulting from those notes now containing a beneficial conversion feature. Significant cash expenses of the restructuring, including the $1.25 million settlement fee, were recorded as expenses in fiscal 2006, and the balance of the cash expenses and a substantial portion of the non-cash expenses were recorded as expenses in the first quarter of fiscal 2007 and will continue to be recorded during the remaining term of the debt. The expense associated with the new warrants will be amortized over the term of the debt. These financial reporting impacts could cause the market price of our common stock to decline.

Our stock price could decline because of the potentially dilutive effect of future financings, conversions of notes, effect of anti-dilution provisions or exercises of warrants and Common Stock options. During the past three fiscal years, we issued approximately 7.0 million shares of our common stock, largely to fund our operations, resulting in significant dilution to our existing stockholders. At October 1, 2006, there were approximately 10.6 million shares of our common stock issuable upon the exercise of warrants and options and upon the conversion of our subordinated secured convertible notes. At December 31, 2006, due to the restructuring of our debt, this aggregate dilutive potential was 18.0 million shares. In addition, approximately 2.7 million shares were issued to exercise our Buyer Option to purchase the remaining 30% of Optex on December 29, 2006. Any additional equity financings in the future could result in further dilution to our stockholders. Existing stockholders also will suffer significant dilution in ownership interests and voting rights, and our stock price could decline, as a result of potential future application of price anti-dilution features of our subordinated convertible notes, if not waived by the note holders.

Significant sales of our common stock in the public market will cause our stock price to fall. We have filed registration statements in connection with the Initial Acquisition of Optex and the related financing, we are required to file additional registration statements related to the recent restructuring of our debt, the Pequot settlement and the exercise of our Buyer Option, and we may file additional registration statements, covering shares of our common stock issued in the future that may be freely offered for resale. As of October 1, 2006, we had approximately 20 million shares of common stock outstanding, substantially all of which were freely tradable, other than restrictions imposed upon our affiliates. The average trading volume of our shares in September 2006, however, was only approximately 38,300 shares per day. Accordingly, the freely tradable shares are significantly greater in number than the daily average trading volume of our shares. If the holders of the freely tradable shares were to sell a significant amount of our common stock in the public market, the market price of our common stock would likely decline. If we raise additional capital in the future through the sale of shares of our common stock to private investors, we may agree to register these shares for resale on a registration statement as we have done in the past. Upon registration, these additional shares would become freely tradable once sold in the public market, assuming the prospectus delivery and other requirements were met by the seller, and, if significant in amount, such sales could further adversely affect the market price of our common stock. The sale of a large number of shares of our common stock also might make it more difficult for us to sell equity or equity-related securities in the future at a time and at the prices that we deem appropriate.

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

If our capital requirements are materially different from those currently planned, we may need additional capital sooner than anticipated. Additional funds may be raised through borrowings, other debt or equity financings, or the divestiture of business units or select assets. Our subordinated convertible notes and the various warrants issued in connection with the Initial Acquisition of Optex and the restructuring of the debt incurred in connection with the Initial Acquisition of Optex contain ratchet antidilution protections that could cause the conversion price of those notes and the exercise price of said warrants to decline in the event we issue securities at price per share below the existing conversion or exercise prices, resulting in a significant increase in the number of shares of our common stock issuable to our lenders upon conversion of the notes and exercise of the warrants. If additional funds are raised through the issuance of equity or convertible debt securities or if we consummate any acquisitions, the percentage ownership of our stockholders will be reduced and such securities may have rights, preferences and privileges senior to our common stock.

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

•

the significant dilutive effect of the additional shares of our Common Stock issuable pursuant to the convertible debt and warrants issued in the financing of the acquisition of Optex and the warrants issued in the restructuring of such debt;

•	the customer and market concentration of Optex’s business;

•	the unknown effect on our and Optex’s customers, suppliers and competitors resulting from our acquisition of Optex;

•	our ability to achieve the expected synergies from the acquisition of Optex; and

•	general economic and political conditions that could affect Optex’s business.

Certain Optex products are dependent on specialized sources of supply that are potentially subject to disruption and attendant adverse impact to our business. Some of Optex’s products currently incorporate components purchased from single sources of supply. The financial pressure surrounding the restructuring of our debt has limited our ability to supplement Optex’s working capital, which is principally used to purchase parts and materials from its suppliers. If supply from single supply sources is materially disrupted, requiring Optex to obtain and qualify alternate sources of supply for such components, our revenues could decline, our reputation with our customers could be harmed, and our business and results of operations could be adversely affected.

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

We have historically generated substantial losses, which, if continued, could make it difficult to fund our operations or successfully execute our business plan, and could adversely affect our stock price. Since our inception, we have generated net losses in most of our fiscal periods. We experienced net losses of approximately $8.5 million for fiscal 2006, including the effect recorded in that period of the restructuring of our debt, $1.8 million for fiscal 2005 and approximately $4.2 million for fiscal 2004. We experienced a net loss of approximately $6.4 million in our first quarter of fiscal 2007, including the effect of approximately $4.4 million of debt extinguishment expenses resulting from the December 2006 restructuring of our debt. We anticipate that we will incur approximately $12.3 million of additional debt discount expenses in subsequent reporting periods while our refinanced debt is outstanding. We cannot assure you that we will be able to achieve or sustain profitability on a quarterly or annual basis in the future. In addition, because we have significant expenses that are fixed or difficult to change rapidly, we generally are unable to reduce expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. For example, we experienced some contract delays in fiscal 2004 and more significant contract delays in fiscal 2005 and fiscal 2006 that resulted in unanticipated additional operating expenses to keep personnel on staff while the contracts were pending with no corresponding revenues. In addition, our increased level of contract research and development revenue makes us more dependent on support from subcontractors to meet our operating plans and more susceptible to losses when such support is delayed. Such factors could cause us to continue to experience net losses in future periods, which will make it difficult to fund our operations and achieve our business plan, and could cause the market price of our common stock to decline.

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

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price. Our fiscal 2005 and fiscal 2006 audits revealed material weaknesses in our internal controls over financial reporting related to the size of our accounting staff. We have attempted to address these material weaknesses by expanding our staff and reassigning responsibilities during fiscal 2006, but have not yet fully remediated this condition. The Initial Acquisition of Optex also created material weaknesses in our internal controls, both in terms of the infrastructure and control processes at Optex and in our corporate controls for oversight and management of Optex. We have begun changing that infrastructure and internal control processes at Optex to address those material weaknesses, but have also not yet fully remediated these conditions. In addition, our resource limitations have contributed to material weaknesses relating to our processes for periodic account reconciliations and various activity-level controls related to inventory, revenue recognition and capital assets. Our size and limited discretionary capital leave us subject to other potential material weaknesses in the future. We are in the process of documenting and testing our internal control processes in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments and a written report on the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing the assessments in management’s report. During the course of our testing, we may identify other significant deficiencies or material weaknesses, in addition to the ones previously identified, which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we will not be able to conclude that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could cause investors to lose confidence in our reported financial information, which could result in a decline in the market price of our common stock, and cause us to fail to meet our reporting obligations in the future.

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

We do not have long-term employment agreements with most of our key personnel. If we are not able to retain our key personnel or Optex key personnel or attract additional key personnel as required, we may not be able to implement our business plan and our results of operations could be materially and adversely affected. We depend to a large extent on the abilities and continued participation of our executive officers and other key employees. The loss of any key employee could have a material adverse effect on our business. While we have adopted employee equity incentive plans designed to attract and retain key employees, our stock price has declined in recent periods, and we cannot guarantee that options or non-vested stock granted under our plans will be effective in retaining key employees. We do not presently maintain “key man” insurance on any key employees. We believe that, as our activities increase and change in character, additional, experienced personnel will be required to implement our business plan. Competition for such personnel is intense and we cannot assure you that they will be available when required, or that we will have the ability to attract and retain them. In addition, Optex does not presently have depth of staffing in its operational and financial management. Until additional key personnel can be successfully integrated with its operations, the timing or success of which we cannot currently predict, Optex’s results of operations and ultimate success will be vulnerable to losses of key personnel, particularly its President, Timothy Looney.

Changes in the accounting treatment of stock-based awards have adversely affected our reported results of operations and are likely to continue to do so in the future. Effective October 3, 2005, the beginning of our fiscal 2006, we became subject to SFAS 123(R), which requires us to expense against our reported earnings: (1) the fair value of all option grants or stock issuances made to employees or directors on or after the implementation date; and (2) a portion of the fair value of each option and stock grant made to employees or directors prior to the implementation date that represents the unvested portion of these share-based awards as of such implementation date. These amounts will be expensed after the implementation date over the respective vesting periods of each award. The long-term impact of our adoption of SFAS 123(R) cannot be fully predicted at this time because that will depend in part on the future fair values and number of share-based payments granted in the future. As a result of our adoption of SFAS 123(R), in fiscal 2006 we recorded an expense charge of approximately $399,800. Had we adopted SFAS 123(R) in prior periods, the magnitude of the impact of that standard would have approximated the impact of SFAS 123 assuming the application of the Black-Scholes model as described in the disclosure of pro forma net loss and pro forma net loss per share in Note 1 of Notes to Consolidated Financial Statements for the three fiscal years ended October 1, 2006. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may reduce net operating cash flows and increase net financing cash flows in periods after its adoption.

Our common stock may be delisted by the Nasdaq Capital Market if our stock price declines further or if we cannot maintain Nasdaq’s listing requirements. In such case, the market for your shares may be limited, and it may be difficult for you to sell your shares at an acceptable price, if at all. Our common stock is currently listed on the Nasdaq Capital Market (formerly known as the Nasdaq SmallCap Market). Among other requirements, to maintain this listing, our common stock must continue to trade above $1.00 per share. In July 2001, our stock had failed to meet this criterion for over 30 consecutive trading days. As a result, in accordance with Marketplace Rule 4310(c)(8)(B), we were notified by Nasdaq that we had 90 calendar days or until October 2001 to regain compliance with this Rule by reestablishing a sales price of $1.00 per share or greater for ten consecutive trading days. To regain compliance, we sought and received approval from our stockholders to effect a 1-for-20 reverse split of our common stock that became effective in September 2001, resulting in re-compliance by the Nasdaq deadline. However, subsequent to the reverse split, our common stock has, at various times, traded close to or below the $1.00 per share minimum standard, and we cannot assure you that the sales price of our common stock will continue to meet Nasdaq’s minimum listing standards. At February 12, 2007, the closing sales price of our common stock as reported by the Nasdaq Capital Market was $1.53 per share.

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

We recently received a Nasdaq Staff Determination notifying us that we failed to comply with Nasdaq Marketplace Rule 4310(c)(14) as a result of our failure to timely file our Form 10-K for the fiscal year ended October 1, 2006. As a result of such late filing and the receipt of such Nasdaq Staff Determination, our Series 1 and Series 2 Notes, our term loan with our new senior lenders, our $400,000 unsecured subordinated promissory note with Mr. Looney and Optex’s $2 million secured subordinated note with Mr. Looney became in default. We received waivers which cured these defaults, and we filed our Form 10-K on January 31, 2007. If we are untimely in filing our Exchange Act reports in the future and receive additional Nasdaq Staff Determinations, we may experience additional defaults in the future under our outstanding debt instruments. After we filed our Form 10-K on January 31, 2007, Nasdaq notified us that we had regained compliance with Nasdaq Marketplace Rule 4310(c)(14), but we cannot assure you that we will be able to maintain our compliance with Nasdaq’s requirements in the future. If we fail to meet these or other listing requirements, our common stock could be delisted, which would eliminate the primary market for your shares of common stock and would result in additional defaults under our outstanding debt instruments. As a result, you may not be able to sell your shares at an acceptable price, if at all. In addition, such delisting may make it more difficult or expensive for us to raise additional capital in the future.

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

We issued 50,000 shares of common stock to an accredited institutional investor upon such investor’s conversion on February 2, 2007 of $65,000 of principal under subordinated secured convertible notes.

We issued 100,000 shares of common stock to an accredited institutional investor upon such investor’s conversion on February 13, 2007 of $130,000 of principal under subordinated secured convertible notes.

The sale and issuance of the securities described above were determined to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act or Regulation D

promulgated thereunder, as transactions by an issuer not involving a public offering, where the purchasers were either accredited or sophisticated and represented their intention to acquire securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof, and where the purchasers received or had access to adequate information about us; or in reliance on Regulation S promulgated thereunder, as transactions that occurred outside the United States. Except as otherwise described above, there were no underwriters, brokers or finders employed in connection with the issuances described above.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

2.3	Amendment to Stock Purchase Agreement dated December 29, 2006 by and among the Company, Timothy Looney and the Company’s subsidiary Optex Systems, Inc. (1)

2.4	Amendment to Buyer Option Agreement dated December 29, 2006 by and between the Company and Timothy Looney. (2)

2.5	Second Amendment to Stock Purchase Agreement dated January 17, 2007 by and among the Company, Timothy Looney and the Company’s subsidiary Optex Systems, Inc. (3)

10.40	Amendment to Escrow Agreement dated December 29, 2006 by and among the Company, Optex and Wells Fargo Bank, N.A. (4)

10.41	Term Loan and Security Agreement dated December 29, 2006 by and between the Company and the Investors listed on the signature pages thereto. (5)

10.42	Term Note dated December 29, 2006 issued by the Company to Longview Fund, LP. (6)

10.43	Term Note dated December 29, 2006 issued by the Company to Alpha Capital Anstalt. (7)

10.44	Intellectual Property Security Agreement dated December 29, 2006 between the Company and the Investors. (8)

10.45	Intellectual Property Security Agreement dated December 29, 2006 between the Company’s subsidiary Optex Systems, Inc. and the Investors. (9)

10.46	Unconditional Guaranty dated December 29, 2006 between the Company’s subsidiary Optex Systems, Inc. and the Investors. (10)

10.47	Third Party Security Agreement dated December 29, 2006 between the Company’s subsidiary Optex Systems, Inc. and the Investors. (11)

10.48	Subscription Agreement dated December 29, 2006 by and among the Company and the Investors listed on the signature pages thereto. (12)

10.49	Registration Rights Agreement dated December 29, 2006 by and among the Company and the Investors listed on the signature pages thereto. (13)

10.50	Class A Warrant to Purchase Common Stock dated December 29, 2006 issued by the Company to Longview Fund, LP. (14)

10.51	Class A Warrant to Purchase Common Stock dated December 29, 2006 issued by the Company to Alpha Capital Anstalt. (15)

10.52	Unsecured Subordinated Promissory Note dated December 29, 2006 issued by the Company to Timothy Looney. (16)

10.53	Assignment, dated December 29, 2006, of Series 1 and Series 2 Senior Subordinated Secured Convertible Notes dated December 30, 2005 between the Company and the Investors (the “Assignment Agreement”). (17)

10.54	Addendum to Assignment Agreement, dated December 29, 2006, between Pequot and the Investors. (18)

10.55	Settlement Agreement and Mutual Release dated December 29, 2006 between the Company and Pequot. (19)

10.56	Letter Agreement dated December 28, 2006 between the Company and Pequot. (20)

10.57	Secured Subordinated Revolving Promissory Note dated January 17, 2007 issued by the Company’s subsidiary Optex Systems, Inc. to TWL Group, LP. (21)

10.58	Subordinated Security Agreement dated January 17, 2007 between TWL Group, LP and the Company’s subsidiary Optex Systems, Inc. (22)

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(1)	Incorporated by reference to Exhibit 2.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.
(2)	Incorporated by reference to Exhibit 2.2 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.
(3)	Incorporated by reference to Exhibit 2.5 filed with the Registrant’s Annual Report on Form 10-K as filed with the SEC on January 31, 2007.
(4)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.
(5)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.
(6)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.
(7)	Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.
(8)	Incorporated by reference to Exhibit 10.5 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.
(9)	Incorporated by reference to Exhibit 10.6 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.
(10)	Incorporated by reference to Exhibit 10.7 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.
(11)	Incorporated by reference to Exhibit 10.8 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.
(12)	Incorporated by reference to Exhibit 10.9 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.
(13)	Incorporated by reference to Exhibit 10.10 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.
(14)	Incorporated by reference to Exhibit 10.11 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.
(15)	Incorporated by reference to Exhibit 10.12 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.
(16)	Incorporated by reference to Exhibit 10.13 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.
(17)	Incorporated by reference to Exhibit 10.14 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.
(18)	Incorporated by reference to Exhibit 10.15 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.
(19)	Incorporated by reference to Exhibit 10.16 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.
(20)	Incorporated by reference to Exhibit 10.17 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.
(21)	Incorporated by reference to Exhibit 10.57 filed with the Registrant’s Annual Report on Form 10-K as filed with the SEC on January 31, 2007.
(22)	Incorporated by reference to Exhibit 10.58 filed with the Registrant’s Annual Report on Form 10-K as filed with the SEC on January 31, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Irvine Sensors Corporation

(Registrant)

Date: February 20, 2007	By:	/s/ John J. Stuart, Jr.

John J. Stuart, Jr.
Chief Financial Officer
(Principal Financial and Chief Accounting Officer)

Exhibit Index

2.3	Amendment to Stock Purchase Agreement dated December 29, 2006 by and among the Company, Timothy Looney and the Company’s subsidiary Optex Systems, Inc. (1)

2.4	Amendment to Buyer Option Agreement dated December 29, 2006 by and between the Company and Timothy Looney. (2)

2.5	Second Amendment to Stock Purchase Agreement dated January 17, 2007 by and among the Company, Timothy Looney and the Company’s subsidiary Optex Systems, Inc. (3)

10.40	Amendment to Escrow Agreement dated December 29, 2006 by and among the Company, Optex and Wells Fargo Bank, N.A. (4)

10.41	Term Loan and Security Agreement dated December 29, 2006 by and between the Company and the Investors listed on the signature pages thereto. (5)

10.42	Term Note dated December 29, 2006 issued by the Company to Longview Fund, LP. (6)

10.43	Term Note dated December 29, 2006 issued by the Company to Alpha Capital Anstalt. (7)

10.44	Intellectual Property Security Agreement dated December 29, 2006 between the Company and the Investors. (8)

10.45	Intellectual Property Security Agreement dated December 29, 2006 between the Company’s subsidiary Optex Systems, Inc. and the Investors. (9)

10.46	Unconditional Guaranty dated December 29, 2006 between the Company’s subsidiary Optex Systems, Inc. and the Investors. (10)

10.47	Third Party Security Agreement dated December 29, 2006 between the Company’s subsidiary Optex Systems, Inc. and the Investors. (11)

10.48	Subscription Agreement dated December 29, 2006 by and among the Company and the Investors listed on the signature pages thereto. (12)

10.49	Registration Rights Agreement dated December 29, 2006 by and among the Company and the Investors listed on the signature pages thereto. (13)

10.50	Class A Warrant to Purchase Common Stock dated December 29, 2006 issued by the Company to Longview Fund, LP. (14)

10.51	Class A Warrant to Purchase Common Stock dated December 29, 2006 issued by the Company to Alpha Capital Anstalt. (15)

10.52	Unsecured Subordinated Promissory Note dated December 29, 2006 issued by the Company to Timothy Looney. (16)

10.53	Assignment, dated December 29, 2006, of Series 1 and Series 2 Senior Subordinated Secured Convertible Notes dated December 30, 2005 between the Company and the Investors (the “Assignment Agreement”). (17)

10.54	Addendum to Assignment Agreement, dated December 29, 2006, between Pequot and the Investors. (18)

10.55	Settlement Agreement and Mutual Release dated December 29, 2006 between the Company and Pequot. (19)

10.56	Letter Agreement dated December 28, 2006 between the Company and Pequot. (20)

10.57	Secured Subordinated Revolving Promissory Note dated January 17, 2007 issued by the Company’s subsidiary Optex Systems, Inc. to TWL Group, LP. (21)

10.58	Subordinated Security Agreement dated January 17, 2007 between TWL Group, LP and the Company’s subsidiary Optex Systems, Inc. (22)

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(1)	Incorporated by reference to Exhibit 2.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.
(2)	Incorporated by reference to Exhibit 2.2 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.
(3)	Incorporated by reference to Exhibit 2.5 filed with the Registrant’s Annual Report on Form 10-K as filed with the SEC on January 31, 2007.
(4)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.
(5)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.
(6)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.
(7)	Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.
(8)	Incorporated by reference to Exhibit 10.5 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.
(9)	Incorporated by reference to Exhibit 10.6 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.
(10)	Incorporated by reference to Exhibit 10.7 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.
(11)	Incorporated by reference to Exhibit 10.8 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.
(12)	Incorporated by reference to Exhibit 10.9 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.
(13)	Incorporated by reference to Exhibit 10.10 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.
(14)	Incorporated by reference to Exhibit 10.11 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.
(15)	Incorporated by reference to Exhibit 10.12 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.
(16)	Incorporated by reference to Exhibit 10.13 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.
(17)	Incorporated by reference to Exhibit 10.14 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.
(18)	Incorporated by reference to Exhibit 10.15 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.
(19)	Incorporated by reference to Exhibit 10.16 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.
(20)	Incorporated by reference to Exhibit 10.17 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.
(21)	Incorporated by reference to Exhibit 10.57 filed with the Registrant’s Annual Report on Form 10-K as filed with the SEC on January 31, 2007.
(22)	Incorporated by reference to Exhibit 10.58 filed with the Registrant’s Annual Report on Form 10-K as filed with the SEC on January 31, 2007.