Form 10-Q
period 2007-07-01
IRVINE SENSORS CORP/DE/
filed 2007-08-15
CIK 357108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2007
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
Large accelerated filer ☐                    Accelerated filer ☐                    Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
     As of August 8, 2007, there were 26,546,191 shares of common stock outstanding.

IRVINE SENSORS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL PERIOD ENDED JULY 1, 2007

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
IRVINE SENSORS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 1,	October 1,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$1,006,900	$582,800
Restricted cash	39,300	42,800
Accounts receivable, net of allowance for doubtful accounts of $138,000 and $131,000, respectively	3,153,400	4,102,100
Unbilled revenues on uncompleted contracts	897,900	1,908,500
Inventory, net	9,263,400	6,735,100
Prepaid expenses and other current assets	201,100	120,900

Total current assets	14,562,000	13,492,200

Property and equipment, net	5,514,000	5,537,900
Intangible assets, net	3,074,500	2,948,800
Goodwill	12,119,200	9,103,600
Deferred costs	701,200	295,500
Deposits	120,800	117,800

Total assets	$36,091,700	$31,495,800

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,664,000	$5,269,700
Accrued expenses	3,329,300	1,806,000
Success fee payable to related party	500,000	500,000
Accrued estimated loss on contracts	769,700	68,300
Advance billings on uncompleted contracts	197,100	181,600
Deferred revenue	650,000	144,100
Settlement fee payable	—	1,250,000
Income taxes payable	99,800	205,800
Net deferred tax liabilities	501,300	485,800
Notes payable — convertible, net of discounts — current	1,202,600	—
Promissory note payable — related party	400,000	—
Capital lease obligations — current portion	60,400	70,000

Total current liabilities	13,374,200	9,981,300

Note payable — senior term, net of discounts	7,049,500	6,031,600
Notes payable — convertible, net of discounts	259,100	8,998,800
Subordinated term loan — related party	2,000,000	—
Capital lease obligations, less current portion	43,200	49,100
Minority interest in consolidated subsidiaries	324,900	2,105,100

Total liabilities	23,050,900	27,165,900

Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.01 par value, 80,000,000 shares authorized; 26,209,200 and 19,965,900 shares issued and outstanding, respectively	262,100	199,700
Common stock warrants; 5,644,900 and 2,227,100 warrants outstanding, respectively	—	—
Deferred stock-based compensation	(550,500)	—
Common stock held by Rabbi Trust	(1,115,100)	(939,000)
Deferred compensation liability	1,115,100	939,000
Paid-in capital	149,912,700	124,535,800
Accumulated deficit	(136,583,500)	(120,405,600)

Total stockholders’ equity	13,040,800	4,329,900

	$36,091,700	$31,495,800

See Accompanying Condensed Notes to Consolidated Financial Statements.

IRVINE SENSORS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006
Revenues:
Contract research and development revenue	$4,410,000	$4,095,000	$12,356,500	$11,668,600
Product sales	5,221,900	4,599,100	13,394,300	9,626,700
Other revenue	4,900	2,900	15,000	40,200

Total revenues	9,636,800	8,697,000	25,765,800	21,335,500

Cost and expenses:
Cost of contract research and development revenue	3,445,600	3,071,700	10,238,200	9,484,900
Cost of product sales	5,676,100	4,112,900	12,189,100	8,231,400
General and administrative expense	3,191,200	2,422,800	9,502,700	7,165,000
Research and development expense	233,100	174,300	806,400	322,100

Total costs and expenses	12,546,000	9,781,700	32,736,400	25,203,400

Loss from operations	(2,909,200)	(1,084,700)	(6,970,600)	(3,867,900)
Interest expense	(1,803,800)	(349,800)	(4,975,800)	(801,200)
Loss on extinguishment of debt	—	—	(4,398,000)	—
Change in fair value of derivative instrument	—	—	—	(317,800)
Gain (loss) on disposal of assets	(200)	1,100	(200)	1,100
Interest and other income	2,200	500	3,600	2,300

Loss before minority interest and provision for income taxes	(4,711,000)	(1,432,900)	(16,341,000)	(4,983,500)
Minority interest in loss (income) of subsidiaries	100	(130,000)	85,100	(144,500)
Benefit (provision) for income taxes	(3,600)	(9,700)	78,000	(28,000)

Net loss	$(4,714,500)	$(1,572,600)	$(16,177,900)	$(5,156,000)

Basic and diluted net loss per common share	$(0.18)	$(0.08)	$(0.69)	$(0.26)

Weighted average number of common shares outstanding	25,808,200	19,695,500	23,613,700	19,482,300

See Accompanying Condensed Notes to Consolidated Financial Statements.

IRVINE SENSORS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

			Common Stock
	Common Stock		Warrants	Deferred			Total
	Shares Issued		Issued	Stock-based	Paid-in	Accumulated	Stockholders’
	Number	Amount	Number	Compensation	Capital	Deficit	Equity
Balance at October 2, 2005	18,669,700	$186,700	1,233,900	$—	$119,831,100	$(111,923,600)	$8,094,200

Common stock issued to employee retirement plans	605,600	6,100	—	(1,437,000)	1,430,900	—	—
Common stock issued to pay operating expenses	41,300	400	—	—	97,300	—	97,700
Common stock issued to pay interest	77,000	800	—	—	174,200	—	175,000
Common stock options exercised	328,900	3,300	—	—	626,200	—	629,500
Common stock warrants exercised	213,900	2,100	(213,900)	—	329,500	—	331,600
Common stock warrants issued	—	—	1,346,100	—	1,638,100	—	1,638,100
Common stock warrants expired	—	—	(139,000)	—	—	—	—
Nonvested stock issued as compensation	29,500	300	—	—	300	—	—
Amortization of deferred stock-based compensation	—	—	—	1,437,000	9,000	—	1,446,000
Stock-based compensation expense	—	—	—	—	399,800	—	399,800
Net loss	—	—	—	—	—	(8,482,000)	(8,482,000)

Balance at October 1, 2006	19,965,900	199,700	2,227,100	—	124,535,800	(120,405,600)	4,329,900
Common stock issued to employee retirement plans	700,000	7,000	—	(1,435,000)	1,428,000	—	—
Common stock and warrants issued to pay operating expenses	51,000	500	200,000	—	199,300	—	199,800
Stock-based compensation expense — vested stock	163,600	1,600	—	—	235,100	—	236,700
Common stock options exercised	176,900	1,700	—	—	247,800	—	249,500
Common stock warrants exercised	1,346,100	13,500	(1,346,100)	—	1,736,500	—	1,750,000
Common stock warrants issued	—	—	3,000,000	—	4,230,000	—	4,230,000
Additional common stock warrants issued under anti-dilution provisions	—	—	1,863,900	—	2,950,000	—	2,950,000
Common stock warrants expired	—	—	(300,000)	—	—	—	—
Common stock issued to purchase 30% of Optex	2,692,300	26,900	—	—	5,438,500	—	5,465,400
Common stock issued to convert debt	946,200	9,500	—	—	1,220,500	—	1,230,000
Stock-based compensation expense — options	—	—	—	—	114,700	—	114,700
Amortization of deferred stock-based compensation	—	—	—	40,500	—	—	40,500
Beneficial conversion feature in convertible notes	—	—	—	—	7,290,000	—	7,290,000
Issuance of nonvested stock	167,200	1,700	—	(288,200)	286,500	—	—
Amortization of employee retirement plan contributions	—	—	—	1,132,200	—	—	1,132,200
Net loss	—	—	—	—	—	(16,177,900)	(16,177,900)

Balance at July 1, 2007	26,209,200	$262,100	5,644,900	$(550,500)	$149,912,700	$(136,583,500)	$13,040,800

See Accompanying Condensed Notes to Consolidated Financial Statements.

IRVINE SENSORS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 Weeks Ended
	July 1, 2007	July 2, 2006
Cash flows from operating activities:
Net loss	$(16,177,900)	$(5,156,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,335,700	2,164,600
Provision for allowance for inventory valuation	820,900	—
Non-cash interest expense	3,368,900	283,900
Change in fair value of derivative instrument	—	317,800
Non-cash extinguishment of debt expense	4,062,700	—
Non-cash employee retirement plan contributions	1,132,200	950,900
Gain on disposal of assets	—	(1,100)
Minority interest in net (loss) income of subsidiaries	(85,100)	144,500
Common stock and warrants issued to pay operating expenses	199,800	97,500
Non-cash stock-based compensation	391,900	357,500
Decrease (increase) in accounts receivable	948,700	(415,500)
Decrease in unbilled revenues on uncompleted contracts	1,010,600	317,200
Increase in inventory	(3,159,400)	(1,396,000)
(Increase) decrease in prepaid expenses and other current assets	(80,200)	22,800
Increase in other assets	(3,000)	(6,500)
Increase in accounts payable and accrued expenses	1,713,800	1,476,100
Payment of settlement fee for debt default	(1,250,000)	—
Increase in accrued estimated loss on contracts	701,400	75,300
Decrease in income taxes payable	(106,000)	—
Increase in advance billings on uncompleted contracts	15,500	91,300
Increase in deferred revenue	505,900	—

Total adjustments	12,524,300	4,480,300

Net cash used in operating activities	(3,653,600)	(675,700)

Cash flows from investing activities:
Acquisition of 70% of Optex Systems, Inc.	—	(15,057,600)
Property and equipment expenditures	(1,323,000)	(1,605,700)
Proceeds from sale of fixed assets	—	6,700
Acquisition and costs related to patents	(116,500)	(149,900)
Decrease in restricted cash	3,500	1,300

Net cash used in investing activities	(1,436,000)	(16,805,200)

Cash flows from financing activities:
Proceeds from issuance of convertible debt	—	10,000,000
Proceeds from senior bank term loan and line of credit	—	6,900,000
Proceeds from senior term loan	8,250,000	—
Principal payments on bank term loan and line of credit	(6,083,400)	(510,400)
Note proceeds from related party	2,000,000	—
Debt issuance costs paid	(593,000)	(321,700)
Proceeds from options and warrants exercised	1,999,600	961,100
Principal payments of capital leases	(59,500)	(114,400)

Net cash provided by financing activities	5,513,700	16,914,600

Net increase (decrease) in cash and cash equivalents	424,100	(566,300)
Cash and cash equivalents at beginning of period	582,800	1,309,600

Cash and cash equivalents at end of period	$1,006,900	$743,300

Noncash investing and financing activities:
Stock and promissory note issued for acquisition of 30% of Optex	$5,865,400	$—
Success fee payable to related party in connection with the Optex Acquisition	$—	$500,000
Noncash debt conversion to common stock	$1,230,000	$—
Equipment financed with capital leases	$44,000	$45,400
Supplemental cash flow information:
Cash paid for interest	$437,600	$217,300
Cash paid for income taxes	$29,300	$14,200
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
          The consolidated financial information for the 13-week and 39-week periods ended July 1, 2007 and July 2, 2006 included herein is unaudited but includes all normal recurring adjustments which, in the opinion of management of the Company, are necessary to present fairly the consolidated financial position of the Company at July 1, 2007, the results of its operations and its cash flows for the 13-week and 39-week periods ended July 1, 2007 and July 2, 2006. As discussed in Note 2, the Company purchased a 70% ownership interest in Optex Systems, Inc. (“Optex”) on December 30, 2005 (the “Initial Acquisition”) and purchased the remaining 30% interest in Optex on December 29, 2006. The assets and liabilities of Optex included in the accompanying consolidated balance sheet at July 1, 2007 reflect the determination of the estimated fair value of the net assets acquired, with the excess of the purchase price reported as goodwill. The consolidated financial information as of October 1, 2006 included herein has been derived from the Company’s audited consolidated financial statements as of, and for the year ended, October 1, 2006.
Summary of Significant Accounting Policies
          Company Operations. The accompanying consolidated financial statements have been prepared for Irvine Sensors Corporation (“ISC”) and its subsidiaries (collectively the “Company”) on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company generated net losses in the 53 weeks ended October 3, 2004 (“fiscal 2004”), the 52 weeks ended October 2, 2005 (“fiscal 2005”), the 52 weeks ended October 1, 2006 (“fiscal 2006”) and the first 39 weeks of the fiscal year ending September 30, 2007 (“fiscal 2007”) of approximately $4.2 million, approximately $1.8 million, approximately $8.5 million and approximately $16.2 million, respectively. Approximately $7.4 million of the net loss in the first 39 weeks of fiscal 2007 was derived from the recognition of non-cash expenses related to the refinancing of the Company’s debt in December 2006, as discussed below.
          Management believes that the Company’s operating losses in recent years have largely resulted from a combination of insufficient contract research and development revenue to support the Company’s skilled and diverse technical staff believed to be necessary to support exploitation of the Company’s technologies, amplified by the effects of discretionary investments to productize certain of those technologies. The Company has not yet been successful in most of these product activities, nor has it been able to raise sufficient capital to fund the future development of many of these technologies. Accordingly, in recent years, the Company has sharply curtailed the breadth of its internal product investments, and instead has focused on the potential growth of its chip stacking and miniaturized camera products and an acquisition strategy. The Company followed this strategy through the fiscal 2006 Initial Acquisition of Optex, a manufacturing company that builds products according to customer supplied specifications, largely for government use, and the fiscal 2007 subsequent acquisition of the remaining 30% of Optex. Management believes that the funding of Optex’s business is inherently more stable than the Company’s historical business and that Optex can contribute to improvements in the Company’s consolidated results, although such an outcome cannot be guaranteed, particularly since Optex is subject to different risks than the Company’s historical business due to its substantial reliance on its supply chain. To date, the acquisition of Optex has contributed to the Company’s operating losses, rather than reducing them, due to costs related to the acquisition and the limited gross margins achieved on Optex’s product sales with its current product mix and level of sales.

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
          The acquisition of Optex brought a substantial backlog for future sales of products that is expected to contribute cash flow from operations to the Company for the remainder of fiscal 2007 and thereafter, although that outcome cannot be guaranteed. The Company’s funded backlog at July 1, 2007 was approximately $54.0 million, an amount in excess of the Company’s total revenues for fiscal 2006. A substantial majority of this funded backlog is anticipated to be fulfilled in the balance of fiscal 2007 and fiscal 2008.
          In July 2007, the Company borrowed an additional $2.0 million from one of its existing lenders pursuant to a six-month secured term note to provide greater liquidity to service the Company’s released backlog. See also Note 14.
          Based upon backlog and notices and projections of awards from government agencies, management believes that the Company’s contract research and development business in fiscal 2008 will continue to contribute to substantial recovery of its indirect expenses through permitted contract billing rates and that sales of Optex’s products and sales of the Company’s chip stacking and camera products can absorb additional indirect cash expenses of the Company.
          Management is presently updating its operating plan that it establishes at least annually to help to manage costs in line with estimated total revenues for the next twelve months, including contingencies for cost reductions if projected revenue growth is not fully realized. Management presently believes that the Company’s operations, in conjunction with potential liquidity infusions, will generate sufficient cash to meet the Company’s continuing obligations for at least the next twelve-month period. However there can be no assurance that projected revenue growth will occur or that the Company will successfully implement its plans. Management believes, but cannot assure, that the Company will be able to raise additional working capital through equity or debt financings, if required, and subject to third party consents, to additionally fund its operations. This belief is derived from the Company’s historical access to capital markets, but this access may be limited in the future because the Company is currently not eligible to use Form S-3 and the discount costs of recent debt financings have been significant. If the Company requires additional equity financing to meet its working capital needs, there can be no assurance that suitable financing will be available on acceptable terms, on a timely basis, or at all.
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

          Fiscal Periods. The Company’s fiscal year ends on the Sunday nearest September 30. Fiscal 2006 ended on October 1, 2006 and included 52 weeks. Fiscal 2007 will also include 52 weeks and will end on September 30, 2007. The Company’s first three quarters of fiscal 2007 was the 39-week period ended July 1, 2007.
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
     During the 39 weeks ended July 1, 2007, the Company’s accrued estimated loss on contracts increased $701,400, from $68,300 to $769,700, largely related to new Optex contracts. This increase reflects a change in the Company’s aggregate estimate (excluding contingencies), which management believes reflects ETCs for contracts in progress based on their completion status at July 1, 2007 and current and future technical requirements under the program contracts.
          Revenues. Revenues derived from contracts to develop prototypes and provide research, development, design, testing and evaluation of complex detection and control defense systems contributed substantially to total revenues during the first 39 weeks of fiscal 2007 and fiscal 2006. The Company’s research and development contracts are usually cost reimbursement plus fixed fee, fixed price level of effort or occasionally firm fixed price. The Company’s cost reimbursement plus fixed fee research and development contracts require the Company’s good faith performance of a statement of work within overall budgetary constraints, but with latitude as to resources utilized. The Company’s fixed price level of effort research and development contracts require the Company to deliver a specified number of labor hours in the performance of a statement of work. The Company’s firm fixed price research and development contracts require the Company to deliver specified items of work independent of resources utilized to achieve the required deliverables. Revenues for all types of research and development contracts are recognized as costs are incurred and include applicable fees or profits primarily in the proportion that costs incurred bear to estimated final costs. Costs and estimated earnings in excess of billings under government research and development contracts are accounted for as unbilled revenues on uncompleted contracts, stated at estimated realizable value and expected to be realized in cash within one year.

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
          Revenues derived from product sales also contributed substantially to total revenues during the first 39 weeks of fiscal 2007 and fiscal 2006. The Company’s revenues derived from product sales in the 39 weeks ended July 1, 2007 were primarily derived from sales of optical equipment by Optex and, to a lesser degree, shipments of stacked chip products and miniaturized camera products, including both infrared viewers and visible spectrum cameras. Production orders for the Company’s products that are not sold by Optex are generally priced in accordance with established price lists. Optex prices its products pursuant to negotiated contracts. Optex’s products are largely shipped both to U.S. military agencies and to prime contractors to those agencies. Memory stack products and visible spectrum cameras are primarily shipped to original equipment manufacturers (“OEMs”). Infrared viewers are system level products that are primarily intended to be shipped to end user customers, which the Company anticipates will initially be for military applications. Revenues are recorded when products are shipped provided that the following conditions are met:
•	there are no unfulfilled contingencies associated with the sale;

•	we have a sales contract or purchase order with the customer; and

•	we are reasonably assured that the sales price can be collected.
          The absence of any of these conditions, including the lack of shipment, would cause revenue recognition to be deferred. Terms are FOB shipping point.
          Some of Optex’s products carry either a one-year or two-year warranty under which defective products are repaired or replaced at no cost to the customer. However, Optex’s warranty-related costs have historically been minimal. RedHawk is the licensor of a shrink-wrapped software product that has no formal warranty and has not experienced either significant sales or significant returns. Other advanced products have been shipped for developmental and qualification use or have not been sold under formal warranty terms. The Company does not offer contractual price protection on any of its products. Accordingly, the Company does not presently maintain any reserves for returns under warranty or post-shipment price adjustments.
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
          Inventory. Product inventory is valued at the lower of cost or market. Cost of the Company’s product inventory includes direct material and labor costs as well as manufacturing overhead costs allocated based on direct labor dollars. Inventory cost is determined using the average cost method. Pursuant to contract provisions, agencies of the U.S. Government and certain other customers have title to, or a security interest in, inventories related to certain contracts as a result of advances and progress payments. We reflect those advances and payments as an offset against the related inventory balances. Inventories are reviewed quarterly to determine salability and obsolescence. A reserve is established for slow moving and obsolete product inventory items. In addition, the Company believes that its marketing of probable new research and development contracts under specific government budgets and programs is facilitated by the capitalization of material, labor and overhead costs that are eventually recoverable under such contracts. Due to the uncertain timing of such contract awards, the Company maintains significant reserves for this inventory to avoid overstating its value. (See Note 7).
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
          During the 13-week and 39-week periods ended July 1, 2007, the Company granted vested options to purchase 50,000 and 50,000 shares of its common stock, respectively. As of July 1, 2007, previously granted options to purchase 15,300 shares of the Company’s common stock with a weighted average exercise price of $2.94 per share and a weighted average fair value of $1.45 per share were nonvested. Total stock-based compensation expense associated with both option and stock grants during the 13-week and 39-week periods ended July 1, 2007 was $71,600 and $391,900, respectively, of which $44,800 and $97,200, respectively, was charged to cost of contract research and development, and $26,800 and $294,700, respectively was charged to general and administrative expense during such periods. Stock-based compensation expense during the 13-week and 39-week periods ended July 2, 2006 was calculated to be $56,700 and $357,500, respectively, of which $42,000 and $185,600, respectively, was charged to cost of contract research and development, and $14,700 and $171,900, respectively, was charged to general and administrative expense during such periods.
          Prior to the adoption of SFAS 123 (R), tax benefits of deductions resulting from the exercise of stock options, if any, were presented as operating cash flows in the statement of cash flows. SFAS 123 (R) requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. There are no tax benefits resulting from the exercise of stock options for the 13-week and 39-week periods ended July 1, 2007 and July 2, 2006.
          Expected life of the options granted during the 13-week and 39-week periods ended July 1, 2007 and July 2, 2006 is computed using the mid-point between the vesting period and contractual life of the options granted (the “simplified method”) as permitted by Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment. Expected volatilities are based on the historical volatility of the Company’s stock and other factors.
          The Company’s subsidiaries did not grant any options during the 13-week and 39-week periods ended July 1, 2007 and July 2, 2006.
          The Company granted 4,500 and 167,200 shares of nonvested stock in the 13-week and 39-week periods ended July 1, 2007, respectively. The Company granted 17,500 and 17,500 shares of nonvested stock in the 13-week and 39-week periods ended July 2, 2006, respectively. The Company granted 0 and 167,200 shares of vested stock in the 13-week and 39-week periods ended July 1, 2007, respectively, 50,000 shares of which were granted to service providers to pay operating expenses. The Company granted 0 and 1,300 shares of vested stock in the 13-week and 39-week periods ended July 2, 2006, respectively.
          The Company recognizes compensation expense on a straight-line basis over the vesting period of the option after consideration of the estimated forfeiture rate, which was 7% during the year ended October 1, 2006. At July 1, 2007, the total compensation costs related to nonvested awards not yet recognized was $247,700 and the weighted-average remaining vesting period of nonvested options at July 1, 2007 was 1.2 years. Such amounts do not include the cost of new options that may be granted in future periods nor any changes in the Company’s forfeiture rate.

          Accounting for Stock and Warrant-Based Operating Expense. Under the fair value based method, expense is recorded based on the value of common stock and warrants issued to service providers at the date of such issuance and is recognized over the vesting period. The Company issued a vested warrant to purchase 200,000 unregistered shares of its common stock, valued at $96,000, to a non-employee as partial consideration for investor relations services during the 39-week period ended July 1, 2007.
          Software Development and Purchased Software. At July 1, 2007, the Company had capitalized software of approximately $295,900, net of accumulated amortization of $1,990,000. The Company capitalizes software in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). SOP 98-1 requires that certain costs incurred, either from internal or external sources, be capitalized as part of intangible assets and amortized on a straight-line basis over the useful life of the software. Planning, training, support and maintenance costs incurred either prior to or following the implementation phase are recognized as expense in the period in which they occur. The Company evaluates the carrying values of capitalized software to determine if the carrying values are impaired, and, if necessary, the Company would recognize an impairment loss in the period in which the impairment occurred.
          Goodwill and Other Intangible Assets. Goodwill represents the cost of acquired businesses in excess of fair value of the related net assets at acquisition. (See also Note 2). The Company does not amortize goodwill, but tests it annually, as of the first day of its fourth fiscal quarter and between annual testing periods if circumstances warrant, for impairment using a fair value approach. The Company amortizes the cost of other intangibles over their estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. The identified amortizable intangible assets at July 1, 2007 and October 1, 2006 derived from the acquisition of Optex consisted of non-competition agreements and customer backlog, with initial useful lives ranging from two to eight years. (See Note 2). Intangible assets with indefinite lives are tested annually for impairment, as of the first day of the Company’s fourth fiscal quarter and between annual periods if impairment indicators exist, and are written down to fair value as required. The Company’s other intangible assets with definite lives at July 1, 2007 and October 1, 2006 consist principally of patents and trademarks related to the Company’s various technologies. Capitalized costs include amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of patent and trademark applications. These assets are amortized on a straight-line method over the shorter of their useful or legal life, generally ten years.
          Warrant Valuation and Beneficial Conversion Feature. The Company calculates the fair value of warrants issued with debt using the Black Scholes valuation method. For convertible debt and related warrants, the recorded discount is recognized as interest expense from the date of issuance to the earlier of the maturity date of the debt or the conversion dates using the effective yield method. In accordance with Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force Issue (“EITF”) No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and FASB EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible debt that has conversion features at fixed rates that are in the money when issued and records the fair value of warrants issued with those instruments. The BCF for the convertible debt is recognized and measured by allocating a portion of the proceeds to warrants and as a reduction to the carrying amount of the convertible debt equal to the intrinsic value of the conversion features, both of which are credited to paid-in-capital..
          Tangible Long-Lived Assets. The Company frequently monitors events or changes in circumstances that could indicate that the carrying amount of tangible long-lived assets to be held and used may not be recoverable. The determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. When impairment is indicated for a tangible long-lived asset, the amount of impairment loss is the excess of net book value of the asset over its fair value. Tangible long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. At July 1, 2007, management believed no indications of impairment existed.

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
          As discussed further in Note 3, in December 2006, the Company repaid the borrowings from its then senior bank lender with funds from a new $8.25 million term loan, bearing interest at 11% per annum, from two new lenders. Concurrent with these refinancing transactions, the new lenders also purchased through assignment the Company’s $10 million subordinated convertible notes from the original two holders of these notes. These debt refinancing transactions occurred on December 29, 2006, when the closing price of the Company’s common stock was $2.05 per share, and included the issuance to the new lenders, for no separate consideration, of five-year warrants to purchase an aggregate of 3.0 million shares of the Company’s common stock at an exercise price of $1.30 per share, which resulted in the notes becoming convertible into 7,692,308 shares of the Company’s common stock. This warrant issuance, in turn, triggered an anti-dilution provision in the $10 million subordinated convertible notes that reduced the per share price at which said notes are convertible into shares of the Company’s common stock from $2.60 per share to $1.30 per share. After giving accounting recognition to the portion of the warrant’s value assigned to the transferred $10 million subordinated convertible notes and the intrinsic value of the beneficial conversion feature arising from the notes new per share conversion price, the carrying amount of the $10 million subordinated convertible notes at December 31, 2006 was reduced to zero. Additionally, assigning a portion of the new five-year warrant’s value to the $8.25 million term loan reduced the term loan’s carrying value by approximately $1.5 million. Because of the substantial debt discounts involved in these transactions, management believes that it is not practicable to estimate the fair value of the $8.25 million term loan and the $10 million subordinated convertible notes at July 1, 2007 without incurring unreasonable costs. Furthermore, because of the scale of the discounts already recorded, management does not believe that an estimation of the fair value of the debt instruments would result in a materially different result than what the Company has already recorded.
          Concentration of Credit Risk. The Company had cash deposits at U.S. banks and financial institutions, which exceeded federally insured limits at July 1, 2007. The Company is exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institution; however, the Company does not anticipate non-performance.
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
          In July 2006, the FASB issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes: An interpretation of FASB Statement No. 109. Interpretation 48 (“FIN 48”), which clarifies Statement 109, Accounting for Income Taxes, establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in the Company’s financial statements. On initial application, Interpretation 48 will be applied to all tax positions for which the statute of limitations remains open. Only tax positions that meet the more-likely-than-not recognition threshold at the adoption date will be recognized or continue to be recognized. The cumulative effect of applying Interpretation 48 will be reported as an adjustment to retained earnings at the beginning of the period in which it is adopted. Interpretation 48 is effective for fiscal years beginning after December 15, 2006, and will be adopted by the Company on October 1, 2007. The Company is currently assessing the impact FIN 48 will have, if any, on its consolidated financial statements.
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

          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Assets and Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS 159 are elective; however, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not expect the adoption of SFAS 159 to have a material impact on its consolidated financial statements.
          In June 2007, the FASB ratified a consensus opinion reached by the EITF on EITF Issue 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF Issue 07-3”). The guidance in EITF Issue 07-3 requires the Company to defer and capitalize nonrefundable advance payments made for goods or services to be used in research and development activities until the goods have been delivered or the related services have been performed. If the goods are no longer expected to be delivered nor the services expected to be performed, the Company would be required to expense the related capitalized advance payments. The consensus in EITF Issue 07-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2007 and is to be applied prospectively to new contracts entered into on or after December 15, 2007. Early adoption is not permitted. Retrospective application of EITF Issue 07-3 is also not permitted. The Company intends to adopt EITF Issue 07-3 effective December 15, 2007. The impact of applying this consensus will depend on the terms of the Company’s future research and development contractual arrangements entered into on or after December 15, 2007.
           Note 2 — Acquisition of Optex Systems, Inc.
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
          Since the Initial Acquisition closed at the end of the last business day of the first quarter of fiscal 2006, revenue and expenses of Optex are only included in the Company’s Consolidated Statements of Operations for 26 weeks of the 39-week period ended July 2, 2006. In consideration for the Initial Acquisition, the Company made an initial cash payment to Mr. Looney of $14.0 million. An additional cash payment of $64,200 in consideration of the excess book value acquired over the target net book value specified in the stock purchase agreement was accrued in March 2006 and paid to Mr. Looney in July 2006 after completion of the audit of the financial statements of Optex for the fiscal year ended December 31, 2005. In January 2007, the Company amended an agreement entered into in connection with the Initial Acquisition that had originally provided Mr. Looney with the potential to receive up to an aggregate of $4.0 million in a cash earnout based upon the percentage of net cash flow generated from Optex’s business for fiscal 2006 and for each of the subsequent two fiscal years. The amended agreement extended the earnout period to December 2009 and reduced the maximum earnout potential to $3.9 million. Mr. Looney was not entitled to an earnout, as defined, for fiscal 2006. The amended agreement was entered into with Mr. Looney in consideration for a secured subordinated term loan between Optex and Mr. Looney, which provided for advances to Optex of up to $2.0 million, maturing on the earlier of February 2009 or 60 days after the senior debt is repaid. As of July 1, 2007, this secured subordinated term loan was fully advanced to Optex.

          Concurrent with the Initial Acquisition, the Company and Mr. Looney also entered into an agreement whereby the Company would issue shares of its common stock to purchase the remaining 30% of the issued and outstanding common stock of Optex if such issuance was approved by the Company’s stockholders (the “Buyer Option”). Such approval was obtained on June 28, 2006. On December 29, 2006, the Company exercised the Buyer Option and acquired the remaining 30% ownership interest in Optex for the issuance of 2,692,307 shares of the Company’s common stock, valued for purchase accounting purposes at $2.03 per share, the average closing price of the Company’s common stock for a five-day period that included December 29, 2006 and the two trading days before and after that date. As part of this step of the acquisition, the Company also entered into an amendment to the December 2005 Buyer Option Agreement with Mr. Looney to (i) eliminate a guarantee by the Company that Mr. Looney receive at least a minimum per share price when he sells a portion of the Company shares issued in the acquisition in any subsequent market transaction and (ii) shorten by six months the period of the escrow securing Mr. Looney’s indemnification obligations to the Company for losses the Company might incur with respect to matters covered by certain representations in the Stock Purchase Agreement. In consideration for the amendment, the Company issued an unsecured subordinated promissory note to Mr. Looney in the amount of $400,000, resulting in a total acquisition cost of approximately $5,865,400. This 30% purchase price was assigned to the acquired interest in the assets and liabilities of Optex as follows:

Reduction of minority interest liability	$1,610,800
Intangible assets	954,000
Inventory	189,700
Adjustment to previously existing goodwill	3,110,900

Total consideration for 30% minority interest acquisition	$5,865,400

          Because this transaction occurred at the end of the first quarter of the Company’s fiscal 2007, the 30% interest in Optex’s income (loss) for the first quarter of fiscal 2007 was attributed to the minority interest in the subsidiary, rather than being included in the Company’s net income (loss). In the second and third quarters of fiscal 2007, the Company recognized 100% of Optex’s net loss in its consolidated financial statements.
          The Company has allocated the purchase consideration for its purchase of the remaining 30% of Optex in December 2006 among tangible and intangible assets acquired and liabilities assumed based on the valuation determinations made in connection with the Initial Acquisition of Optex in December 2005 as shown in the following table, which sets forth the estimated amounts related to the full Optex acquisition. Management believes there has been no material change in the values assigned to net tangible assets from the December 2005 purchase of 70% of Optex to December 2006 when the remaining 30% equity interest in Optex was acquired. The excess of the purchase price over such values is presented as goodwill in the accompanying consolidated balance sheet at July 1, 2007.

Assets:
Current assets, consisting primarily of inventory of $5,734,500 and accounts receivable of $2,191,800		$8,070,300
Identifiable intangible assets		3,180,000
Other non-current assets, principally property and equipment		455,100

Total assets		11,705,400

Liabilities:
Current liabilities, consisting of accounts payable of $1,638,600, deferred tax liabilities of $598,500 and accrued liabilities of $682,000		2,919,100

Acquired net assets		8,786,300

Purchase price
Total consideration to seller	$19,865,500
Direct acquisition costs	1,040,000

		20,905,500

Excess purchase price reported as goodwill		$12,119,200

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
          The amortization of identifiable intangible assets associated with the Optex acquisition in the 13-week periods ended July 1, 2007 and July 2, 2006 was $257,400 and $177,800, respectively. The amortization of identifiable intangible assets associated with the Optex acquisition in the 39-week periods ended July 1, 2007 and July 2, 2006 was $692,600 and $355,700, respectively. The identifiable intangible assets and recorded goodwill are not deductible for income tax purposes.
          The following table compares unaudited pro forma financial information for the 39-week periods ended July 1, 2007 and July 2, 2006 and unaudited actual financial information for the 13-week period ended July 1, 2007 and pro forma financial information for the 13-week period ended July 2, 2006, based on the assumption that the 100% acquisition of Optex had occurred on the first day of the 39-week period ended July 2, 2006, rather than the 70% Initial Acquisition occurring on December 30, 2005 and the subsequent 30% acquisition occurring on December 29, 2006. The pro forma financial information is presented for information purposes only. Such information is based upon the standalone historical results of each company and does not reflect the actual results that would have been reported had the acquisition been completed when assumed, nor is it indicative of the future results of operations for the combined enterprise.

	13 Weeks Ended		39 Weeks ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
	(actual, unaudited)	(pro forma)	(pro forma)	(pro forma)
Total revenues	$9,636,800	$8,697,000	$25,765,800	$26,540,200
Costs and expenses	12,546,000	9,781,700	32,736,400	32,277,000

Loss from operations	(2,909,200)	(1,084,700)	(6,970,600)	(5,736,800)
Minority interest	100	100	400	200
Net loss	$(4,714,500)	$(1,442,500)	$(16,262,500)	$(6,937,100)

Basic and diluted loss per share	$(0.18)	$(0.07)	$(0.69)	$(0.36)

          Included in Optex’s pro-forma results of operations for the 39-week period ended July 2, 2006 are acquisition related costs of approximately $1,055,000, of which approximately $730,000 relate to bonuses and fees to settle former partnerships, and approximately $325,000 paid for acquisition related legal services. Had Optex not incurred such costs, the pro forma combined loss from operations for the 39-week period ended July 2, 2006 would be $5,882,100, resulting in a basic and diluted loss per share of $0.30.
Note 3 —Senior and Subordinated Term and Subordinated Convertible Notes Payable
          $10 Million Subordinated Convertible Debt
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
          Certain of the Company’s majority-owned subsidiaries have guaranteed the Notes and provided a senior subordinated security interest in all or substantially all of their assets as collateral to secure such guarantees. The Company also has provided a senior subordinated security interest in all or substantially all of its assets to secure its obligations under the Notes, including the pledge of its shares of capital stock in certain of its subsidiaries. The Notes and the liens securing the Notes are subordinated to the Company’s refinanced senior debt as described more fully below under the sub heading “Senior Debt.”
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
          In the period January 2007 through May 2007, an aggregate of $230,000 and $1,000,000 of the principal balance of the Series 1 and Series 2 Notes, respectively, was retired through conversion to common stock. As a result, an extra $455,000 and $1,230,000 of debt discount was accreted to interest expense in the 13-week and 39-week periods ended July 1, 2007, respectively, due to these debt retirements.
          Set forth below are the components of the Notes at July 1, 2007:

July 1, 2007
Series 1 Notes payable — initial face amount payable in quarterly interest only payments commencing March 31, 2006 through December 31, 2007, and subsequent equal monthly principal installments plus interest at an initial face rate of 3.5% per annum over a period beginning on January 31, 2008 and ending December 30, 2009.* (Since all payments on these notes will be accounted for as interest expense the effective interest rate of the notes is not calculable)	$7,445,500

Less: Cumulative principal amount of Series 1 Notes payable converted to common stock	(230,000)

Series 2 Notes payable — initial face amount payable in quarterly interest only payments commencing March 31, 2006 through December 31, 2009 at an initial face rate of 3.5% per annum, and a single, full principal payment on December 30, 2009. (Since all payments on these notes will be accounted for as interest expense the effective interest rate of the notes is not calculable) (1)	2,554,500

Less: Cumulative principal amount of Series 2 Notes payable converted to common stock (3)	(1,000,000)

Less: Unamortized debt discounts related to Warrants and beneficial conversion feature	(7,308,300)

$1,461,700 (2)

(1)	For the period January 19, 2007 through January 30, 2007, the face interest rate on borrowings under the Notes increased to 18% due to the Company’s delayed filing of its Form 10-K for the 52 weeks ended October 1, 2006. The holders of the Notes also have reserved the right to increase the interest rate on borrowings under the Notes to 18% pursuant to technical default related to registration rights, but have not yet invoked such a claim. Due to the pending status of registration statements and uncertainty as to possible defaults thereunder, such a claim, if invoked, is not yet deemed probable or precisely estimable.

(2)	Of this amount, $1,202,600 is included in current liabilities, and the balance of $259,100 is included in long-term liabilities on the accompanying Consolidated Balance Sheet.

(3)	Subsequent to July 1, 2007, an additional $325,000 of principal amount of the Series 2 Notes was converted to common stock.
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
     Set forth below are the components of the Term Note at July 1, 2007:

July 1, 2007
Term Note payable — aggregate face amount of $8,250,000 payable in quarterly interest only payments commencing March 31, 2006 through December 28, 2008, at an initial face rate of 11% per annum, with 100% principal due on or before December 27, 2008 (effective interest rate of 24.7%).(1)	$8,250,000

Less: Unamortized discount related to warrants issued in December 2006 debt refinancing	(1,200,500)

$7,049,500

(1)	For the period January 19, 2007 through January 30, 2007, the face interest rate on borrowings under the Term Note increased to 18% due to the Company’s delayed filing of its Form 10-K for the 52 weeks ended October 1, 2006. The holders of the Term Note also have reserved the right to increase the interest rate on borrowings under the Term Note to 18% pursuant to technical default related to registration rights, but have not yet invoked such a claim. Due to the pending status of registration statements and uncertainty as to possible defaults thereunder, such a claim, if invoked, is not yet deemed probable or precisely estimable.

          Schedule of Principal Payments
          The schedule of principal payments required under the Notes and the Term Note at July 1, 2007 is set forth below.

Fiscal Year	Notes	Term Note	Total

2007	$—	$—	$—
2008	2,562,000	—	2,562,000
2009	3,722,800	8,250,000	11,972,800
2010	2,485,200	—	2,485,200

Future principal payments	$8,770,000	$8,250,000	$17,020,000

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
          In addition, although the Company’s failure to obtain consent of its lenders to its May 2007 issuance of a warrant to purchase up to 200,000 shares of common stock (the “Consent Default”) and the Company’s failure to register shares of the Company’s common stock issued or issuable to its lenders constitute technical defaults under certain agreements the Company entered into with its lenders in December 2006, the Company has received waivers of such failures solely for purposes of accelerating or requiring repurchase of the obligations under any agreement or instrument between the Company and/or its subsidiaries and such lenders, triggering default interest under any such agreement or instrument (but only with respect to the Consent Default), exercising remedies with respect to collateral (including without limitation account collections, settlements, adjustments or compromises, returned inventory, and inspection, audit and appraisal) securing the obligations under any such agreement or instrument, claiming a cross-default under any such agreement or instrument, tolling any restriction periods in any such agreement or instrument, preventing the payment of interest in shares of the Company’s common stock under any such agreement or instrument (but only with respect to a Consent Default), or preventing the Company’s ability to repurchase stock from former employees or directors of the Company under any such agreement or instrument. Notwithstanding the foregoing, the Company and its lenders have agreed that (i) such waiver of the failure to register the shares of the Company’s common stock issued or issuable to the lenders shall not constitute a waiver of any default interest or liquidated damages that may have accrued or will accrue with respect to such default; (ii) such waiver shall continue only so long as Tim Looney, TWL Group, L.P. or their affiliates do not attempt to accelerate or collect any obligations owed to them by the Company or Optex; and (iii) subject to the foregoing, the deadline to register any such shares shall be extended until October 19, 2007.
          Debt Issuance Costs
          In connection with the issuance of the Term Loan and the Notes in December 2005, the Company recorded debt issuance costs of $321,700, consisting primarily of legal fees and expenses. These initial debt issuance costs are presented as deferred costs within the accompanying consolidated balance sheet as of October 1, 2006, net of accumulated amortization of $72,800. The Company accrued $46,600 of deferred debt issuance costs at October 1, 2006 and incurred an additional $884,200 in the first 39 weeks of fiscal 2007 in connection with the debt refinancing that occurred on December 29, 2006, consisting principally of a $425,000 investment banking fee, legal fees, and expenses. As a result of the December 2006 debt refinancing, unamortized debt issuance costs of $224,600 arising from the original issuance of the Notes and Term Loan were written off and became a portion of the loss on extinguishment of debt recognized at December 29, 2006.

          Extinguishment of Debt
          The aggregate composition of the loss on extinguishment of debt, derived from the refinancing of both the Company’s senior debt and its convertible debt that has been recognized in the 39-week period ended July 1, 2007 is set forth below:

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
          The amounts assigned to value the warrants issued to the new senior lenders and the Pequot warrants are preliminary because the values were estimated using the Black-Scholes option pricing model, which is generally used to determine the fair values of option and option-like financial instruments. However, both the warrants issued to the new senior lenders and the Pequot warrants contain anti-dilution features that are not given any value by the Black-Scholes model. Due to the amount of the debt discount already recorded, management does not believe that the anti-dilution features of the Pequot warrants would materially effect the valuation of such warrants. However, management plans to refine its valuation analysis with respect to the warrants issued to the new senior lenders in fiscal 2007.
          The debt refinancing transactions resulted in the recognition of $14,470,000 of additional stockholders’ equity from the issuance of warrants to purchase up to 4,863,900 shares of the Company’s common stock ($7,180,000) and recognition of a beneficial conversion feature in the Notes ($7,290,000). Of this total non-cash increase in stockholders’ equity, $2,950,000 has been recognized as a part of the loss on extinguishment of debt expense reported in the 39-week period ended July 1, 2007 and the remaining $11,520,000 will be recognized as interest expense over the period the Notes and the Term Note are outstanding using the effective interest method for the Term Note and the straight line interest method for the Notes. Therefore, these transactions will not result in a permanent increase in the equity of the Company, but rather represent differences in the timing of the recognition of values assigned to issued equity securities and the recognition of such values as expenses of the Company. At July 1, 2007, $8,508,800 of this $11,520,000 of non-cash interest expense remained unamortized.
Note 4 — Notes Payable — Related Party
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
          In January 2007, the Company amended its earnout agreement with Timothy Looney, which was entered into in connection with the Initial Acquisition of Optex, to extend the earnout period through December 2009, with a reduction to $3.9 million in the maximum potential payment, in consideration for Mr. Looney providing the Company’s Optex subsidiary with a secured subordinated term note providing for advances of up to $2 million, maturing on the earlier of February 2009 or sixty days after retirement of the Company’s senior debt. Aggregate advances of $2 million were provided to Optex in January 2007 pursuant to the secured subordinated term note, and said advances were outstanding at July 1, 2007.
Note 5 — Common Stock, Stock Incentive Plans, Employee Retirement Plan and Deferred Compensation Plan
          During the 39-week period ended July 1, 2007, the Company issued an aggregate of 6,243,300 shares of common stock in various transactions. Of this amount, 1,523,000 shares of common stock were issued for cash, realizing aggregate gross proceeds of $1,999,500, and 4,720,300 shares were issued in non-cash transactions, in connection with exercise of the Company’s Buyer Option to acquire the remaining 30% of Optex, to effectuate contributions to certain of the Company’s benefit plans in the aggregate amount of $1,435,000, to convert a portion of the Company’s convertible debt and in compensation for services rendered. These transactions are separately discussed below.
          Cash Common Stock Transactions. Of the 1,523,000 shares issued for cash during the 39-week period ended July 1, 2007, 1,346,100 shares of common stock were issued for gross proceeds of $1,750,000 pursuant to the exercise of outstanding warrants. The remaining 176,900 shares of common stock issued for cash were issued as a result of the exercise of stock options by employees during the same 39-week period, realizing gross proceeds of $249,500.
          Non-Cash Common Stock Transactions. 3,774,100 of the 4,720,300 shares of common stock issued during the 39-week period ended July 1, 2007 in non-cash transactions were issued in the following amounts: (1) 2,692,300 shares, valued at $5,465,400 were issued to Timothy Looney to exercise the Company’s Buyer Option to purchase the remaining 30% of Optex; (2) 600,000 shares were issued to effectuate $1,230,000 of non-cash contributions by the Company to the Company’s employee retirement plan, the Cash or Deferred & Stock Bonus Plan (“ESBP”), for fiscal 2007; (3) 100,000 shares were issued to make a $205,000 non-cash contribution by the Company to the Company’s Non-Qualified Deferred Compensation Plan for fiscal 2007; (4) 331,800 shares valued at $481,300 were issued to employees and non-employee directors as compensation for services rendered; and (5) 50,000 shares valued at $102,500 were issued in payment of debt issuance costs associated with the December 2006 refinancing of the Company’s debt. The value of all of these non-cash issuances of common stock, except those issued to employees and directors as compensation for services rendered, was based on the closing sales price of the Company’s common stock as reported by the Nasdaq Capital Market on December 29, 2006, which was the date of the execution of the Buyer Option and the last trading date prior to the December 30, 2006 authorization of the benefit plan contributions by the Company’s Board of Directors. The value of the non-cash issuances of common stock to employees and directors as compensation for services rendered was based on the closing sales price of the Company’s common stock as reported by the Nasdaq Capital Market on the respective dates of the various issuances. In addition, 946,200 shares of common stock were issued during the 39-week period ended July 1, 2007 to effectuate conversion of $1,230,000 of the Company’s convertible debt at the contractually established conversion price of $1.30 per share.
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

Upon approval of the 2006 Plan in June 2006, the Company’s 2003 Stock Incentive Plan, 2001 Compensation Plan, 2001 Non-Qualified Stock Option Plan, 2001 Stock Option Plan, 2000 Non-Qualified Stock Option Plan and 1999 Stock Option Plan (the “Prior Plans”) were terminated, but existing options issued pursuant to the Prior Plans remain outstanding in accordance with the terms of their original grants. The number of shares of common stock reserved under the 2006 Plan will automatically be increased on the first day of each fiscal year, beginning on October 2, 2006, in an amount equal to the lesser of (a) 1,000,000 shares or (b) such lesser number as determined by the Board. At July 1, 2007, the aggregate number of shares of common stock that may be issued under all stock-based awards made under the 2006 Plan is 2,553,000 shares. Under the 2006 Plan, options and non-vested stock may be granted to the Company’s employees, directors and bona fide consultants. As of July 1, 2007, there were options to purchase 16,000 shares of the Company’s common stock outstanding under the 2006 Plan, 173,400 shares of nonvested stock had been issued pursuant to the 2006 Plan and 164,600 shares of vested stock had been issued pursuant to the 2006 Plan.
          There were options to purchase 50,000 shares of the Company’s common stock granted by the Company during the 13-week and 39-week periods ended July 1, 2007. There were options to purchase 49,000 and 157,500 shares of the Company’s common stock, respectively, granted by the Company during the 13-week and 39-week periods ended July 2, 2006. There were no options granted by any of the Company’s subsidiaries during the 13-week and 39-week periods ended July 1, 2007 and July 2, 2006.
          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants issued during the 13-week and 39-week periods ended July 1, 2007 and July 2, 2006.

	13 Weeks Ended	39 Weeks Ended	13 Weeks Ended	39 Weeks ended
	July 1, 2007	July 1, 2007	July 2, 2006	July 2, 2006
Risk free interest rate	4.44% — 4.73%	4.44% — 4.73%	4.74% — 5.09%	4.33% — 5.09%
Expected life	3 — 5 years	3 — 5 years	3 — 3.75years	3 — 5 years
Expected volatility	60.2%	60.2%	67.8%	67.8%
Expected dividend yield	None	None	None	None
          Expected life of the options granted during the 13-week and 39-week periods ended July 1, 2007 and July 2, 2006 was computed using the mid-point between the vesting period and contractual life of the options granted (the “simplified method”) as permitted by Staff Accounting Bulletin No. 107. Expected volatilities were based on the historical volatility of the Company’s stock and other factors.
          The following table summarizes stock options outstanding as of July 1, 2007 as well as activity during the 39-week period then ended:

		Weighted Average Exercise
	Shares	Price
Outstanding at October 1, 2006	4,684,000	$2.44
Granted	50,000	1.41
Exercised	(176,900)	1.41
Forfeited	(153,600)	2.57

Outstanding at July 1, 2007	4,403,500	$2.46

Exercisable at July 1, 2007	4,215,500	$2.48

          At July 1, 2007 the weighted-average remaining contractual life of options outstanding and exercisable was 6.7 years and 6.7 years, respectively.

          The following table summarizes nonvested stock grants outstanding as of July 1, 2007 as well as activity during fiscal 2007:

		Weighted Average
		Grant Date Fair Value
	Nonvested Shares	per Share
Outstanding at October 1, 2006	29,500	$1.90
Granted	167,200	1.44
Vested	(5,800)	2.29
Forfeited	—	—

Outstanding at July 1, 2007	190,900	$1.49

          The total amount of compensation expense related to nonvested option awards not yet recognized at July 1, 2007 was $37,500. Assuming the optionees continue to be employed by the Company, the amount of compensation expense that will be recognized is as follows:

FY 2007	$11,100
FY 2008	21,100
FY 2009	5,100
FY 2010	200

Total	$37,500

However, such amounts do not include the cost of new options that may be granted in future periods nor any changes in the Company’s forfeiture percentage.
          At July 1, 2007, the aggregate intrinsic value of nonvested options outstanding and options exercisable was $0 and $426,500, respectively. (The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.) The intrinsic value of stock options exercised during the 13-week and 39-week periods ended July 1, 2007 was $12,100 and $34,800, respectively.
          The total amount of compensation expense related to nonvested stock grants not yet recognized at July 1, 2007 was $247,700 and, assuming the grantees continue to be employed by or remain as directors of the Company, that amount will be recognized as compensation expense as follows:

FY 2007	$24,800
FY 2008	99,100
FY 2009	89,900
FY 2010	33,900

Total	$247,700

However, such amounts do not include the cost of new nonvested stock grants that may be granted in future periods nor any changes in the Company’s forfeiture percentage.
          Employee Stock Benefit Plan. In December 2006, the Board of Directors authorized the Company to make a contribution to the Company’s ESBP in the amount of $1,230,000, which represented a contribution for fiscal 2007 equal to slightly less than 10% of the Company’s expected gross salary and wages of its employees for fiscal

2007. Historically, the Company has made contributions to the ESBP of approximately 10% or more of gross salary and wages in each fiscal year. The Company anticipates that the Board of Directors may make an additional contribution to the ESBP later in fiscal 2007 to achieve at least this historical level once expected gross salary and wages for fiscal 2007 are known more precisely. As has been the Company’s prior practice, the $1,230,000 contribution for fiscal 2007 was made in shares of the Company’s common stock valued at the closing sales price of the Company’s common stock on December 29, 2006, which was the last trading date prior to the authorization of the contribution by the Board of Directors. Of the fiscal 2007 contribution, $978,500 has been amortized in the 39-week period ended July 1, 2007. The $251,500 portion of the fiscal 2007 contribution that had not been amortized at July 1, 2007 has been recorded as a prepaid ESBP contribution in equity and will be amortized over the remaining quarter of fiscal 2007. Pursuant to the ESBP provision, vesting requirements are met as services are performed and fulfilled at each fiscal year end.
          Deferred Compensation Plan. The Company maintains a deferred compensation plan, the Non-Qualified Deferred Compensation Plan, for certain key employees with long-term service with the Company. Annual contributions of common stock of the Company are made to a Rabbi Trust under such plan to be held for the benefit of the deferred compensation plan participants. In December 2006, the Board of Directors authorized the fiscal 2007 contribution to the deferred compensation plan in the amount of 100,000 shares of common stock valued at $205,000. Of this contribution, $153,700 was amortized in the 39-week period ended July 1, 2007. The $51,300 portion of the fiscal 2007 contribution that had not been amortized at July 1, 2007 has been recorded as a prepaid contribution in equity and will be amortized over the remaining quarter of fiscal 2007. Participants’ potential distributions from the Rabbi Trust represent unsecured claims against the Company. The Rabbi Trust was established by the Company and is subject to creditors’ claims. Shares in this plan may be distributed to each plan beneficiary when they retire from service at an age permitted under the Company’s ESBP. In the 39-week period ended July 1, 2007, 15,400 shares of the Company’s common stock, valued at $28,900 were distributed to a beneficiary under the Non-Qualified Deferred Compensation Plan.
Note 6 — Loss per Share
          The Company has excluded from the computation of diluted loss per common share the maximum number of shares issuable pursuant to outstanding, in-the-money stock options, warrants and convertible notes totaling 13,119,400 shares and 1,820,800 shares of common stock as of July 1, 2007 and July 2, 2006, respectively, because the Company had a net loss for the periods presented, and to include the representative share increments would be anti-dilutive. Accordingly, for the periods presented basic and diluted net loss per common share are the same as are computed based solely on the weighted average number of shares of common stock outstanding for the respective periods.
Note 7 — Inventories, Net
          Net inventories at July 1, 2007 and October 1, 2006 are set forth below.

	July 1,	October 1,
	2007	2006
Inventory:
Work in process	$12,923,200	$5,889,000
Raw materials	5,372,800	7,283,300
Finished goods	356,600	541,000

	18,652,600	13,713,300

Less reserve for obsolete inventory	(4,419,400)	(3,565,200)
Less progress payments	(4,969,800)	(3,413,000)

	$9,263,400	$6,735,100

          Title to all inventories remains with the Company except to the extent that Optex’s product inventory is recorded net of customer deposits received that are considered advanced payments for purchase of inventory. Inventoried materials and costs relate to: work orders from customers; the Company’s generic module parts and memory stacks; and capitalized material, labor and overhead costs expected to be recovered from probable new research and development contracts. Work in process includes amounts that may be sold as products or under contracts. Such inventoried costs are stated generally at the total of the direct production costs including overhead. Inventory valuations do not include general and administrative expenses. Inventories are reviewed quarterly to determine salability and obsolescence. The net book value of capitalized pre-contract costs, which gross costs are included in the caption “Work in process”, at July 1, 2007 and October 1, 2006 was $40,400 and $403,100, respectively.
Note 8 — Intangible Assets, Net
          The Company’s intangible assets consist of patents and trademarks related to the Company’s various technologies, largely patents, capitalized software and certain identified intangible assets purchased pursuant to the acquisition of Optex. (See Note 2). Net intangible assets at July 1, 2007 and October 1, 2006 are set forth below.

	July 1,	October 1,
	2007	2006
Intangible assets, net:
Patents and trademarks	$1,445,400	$1,328,900
Software	2,285,900	2,258,300
Purchased intangibles	3,180,000	2,226,000

	6,911,300	5,813,200

Less accumulated amortization	(3,836,800)	(2,864,400)

	$3,074,500	$2,948,800

          Purchased intangible assets and capitalized software are being amortized on a straight-line basis over their useful life of two to eight years. Capitalized costs of patents and trademarks include amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of patent and trademark applications. These assets are amortized on a straight-line method over the shorter of their estimated useful or legal life, generally ten years.
          The patent and trademark amortization expense for the 13-week and 39-week periods ended July 1, 2007 was $35,600 and $105,300, respectively. The patent and trademark amortization expense for fiscal 2006 was $122,700, of which $31,700 and $90,000, respectively, was incurred in the 13-week and 39-week periods ended July 2, 2006. The aggregate amortization of identifiable intangible assets for the 13-week periods ended July 1, 2007 and July 2, 2006 was $347,200 and $270,200, respectively. The aggregate amortization of identifiable intangible assets for the 39-week periods ended July 1, 2007 and July 2, 2006 was $972,400 and $692,500, respectively. The unamortized balance of intangible assets at July 1, 2007 is estimated to be amortized over the balance of this fiscal year and the next five fiscal years thereafter as follows:

For the Fiscal Year	Estimated Amortization Expense

2007 (remainder of year)	$296,000
2008	802,000
2009	644,200
2010	336,000
2011	314,400
2012	287,300

          The Company reviews its intangible assets for impairment at least annually and when and if impairment indicators occur as required by SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) and in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). At October 1, 2006 and July 1, 2007, management believed no indications of impairment existed.
Note 9 — Reportable Segments
          The Company manages its operations through two reportable segments, the contract research and development segment and the product segment.
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
          Currently, the Company’s product segment primarily consists of the sale of various optical and optical-mechanical assemblies sold through its Optex subsidiary and stacked semiconductor chip assemblies and miniaturized cameras sold through its Costa Mesa operations. The Company’s Costa Mesa products typically contain substantial intellectual property of the Company relating to miniaturized electronics and sensors. Optex’s products are typically built to prints supplied by its customers. The Costa Mesa products contributed approximately 7% of total revenues and approximately 12% of product sales for the 13 week-period ended July 1, 2007 and approximately 8% of total revenues and approximately 15% of product sales for the 39 week-period ended July 1, 2007. Therefore, the operations of the Company’s Optex subsidiary represent a substantial majority of the operations of the Company’s product segment in the 13 and 39 weeks ended July 1, 2007. The Company is evaluating whether to separate the Company’s product segment in future reporting periods as the integration of Optex’s operations with those of the rest of the Company becomes more mature. The information presented below shows the separate contribution of the Costa Mesa and Optex operations to the product segment sales and gross profit.
          The Company’s management evaluates financial information to review the performance of the Company’s research and development contract business separately from the Company’s product business, but only to the extent of the revenues and the cost of revenues of the two segments. Because the various indirect expense operations of the Company, as well as its assets, now support all of its revenue-generating operations in a matrix manner, frequently in circumstances in which a distinction between research and development contract support and product support is difficult to identify, segregation of these indirect costs and assets is impracticable. The revenues and gross profit or loss of the Company’s two reportable segments for the 13-week and 39-week periods ended July 1, 2007 and July 2, 2006 are shown in the following table. Since the Initial Acquisition of Optex did not occur until December 30, 2005, Optex’s results were not consolidated with those of the Company during the 13-week period ended January 1, 2006. The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies.

	13 Weeks Ended		39 Weeks ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006
Contract research and development revenue	$4,410,000	$4,095,000	$12,356,500	$11,668,600
Cost of contract research and development revenue	3,445,600	3,071,700	10,238,200	9,484,900

Gross profit	$964,400	$1,023,300	$2,118,300	$2,183,700

Optex product sales	$4,590,500	$4,239,500	$10,762,700	$8,556,900
Cost of Optex product sales	5,236,400	3,856,800	10,598,900	7,383,900

Gross profit (loss)	$(645,900)	$382,700	$163,800	$1,173,000

Costa Mesa product sales	$631,400	$359,600	$2,631,600	$1,069,800
Cost of Costa Mesa product sales	439,700	256,100	1,590,200	847,500

Gross profit	$191,700	$103,500	$1,041,400	$222,300

          Reconciliations of segment product sales to product sales are as follows:

	13 Weeks Ended		39 Weeks ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006
Optex product sales	$4,590,500	$4,239,500	$10,762,700	$8,556,900
Costa Mesa product sales	631,400	359,600	2,631,600	1,069,800

Product sales	$5,221,900	$4,599,100	$13,394,300	$9,626,700

          Reconciliations of segment revenues to total revenues are as follows:

	13 Weeks Ended		39 Weeks ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006
Contract research and development revenue	$4,410,000	$4,095,000	$12,356,500	$11,668,600
Product sales	5,221,900	4,599,100	13,394,300	9,626,700
Other revenue	4,900	2,900	15,000	40,200

Total revenues	$9,636,800	$8,697,000	$25,765,800	$21,335,500

          Reconciliations of segment gross profit to loss before minority interest and provision for income taxes are as follows:

	13 Weeks Ended		39 Weeks ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006
Contract research and development segment gross profit	$964,400	$1,023,300	$2,118,300	$2,183,700
Product segment gross profit (loss)	(454,200)	486,200	1,205,200	1,395,300

Net segment gross profit	510,200	1,509,500	3,323,500	3,579,000
Add (deduct)
Other revenue	4,900	2,900	15,000	40,200
General and administrative expense	(3,191,200)	(2,422,800)	(9,502,700)	(7,165,000)
Research and development expense	(233,100)	(174,300)	(806,400)	(322,100)
Interest expense	(1,803,800)	(349,800)	(4,975,800)	(801,200)
Loss on extinguishment of debt	—	—	(4,398,000)	—
Change in fair value of derivative instrument	—	—	—	(317,800)
Gain (loss) on disposal of assets	(200)	1,100	(200)	1,100
Interest and other income	2,200	500	3,600	2,300

Loss from operations before minority interest and provision for income taxes	$(4,711,000)	$(1,432,900)	$(16,341,000)	$(4,983,500)

Note 10 — Concentration of Revenues and Sources of Supply
          In the 13-week and 39-week periods ended July 1, 2007, direct contracts with the U.S. government accounted for 48% and 51%, respectively, of the Company’s total revenues, and second-tier government contracts with government contractors accounted for 46% and 42% of total revenues, respectively. The remaining 6% and 7% of the Company’s total revenues in the 13-week and 39-week periods ended July 1, 2007, respectively, were derived from non-government sources. Of the revenues derived directly or indirectly from U.S. government agencies, the U.S. Army, the U.S. Air Force, SAIC, a government contractor, and Textron, a government contractor, accounted for 28%, 20%, 7% and 18%, respectively, of total revenues in the 13-week period ended July 1, 2007 and 28%, 22%, 10% and 8%, respectively, of total revenues in the 39-week period ended July 1, 2007. Loss of any of these customers would have a material adverse impact on our business, financial condition and results of operations. No single non-governmental customer accounted for more than 10% of the total consolidated revenues in the 13-week period and 39-week periods ended July 1, 2007.
          In the 13-week and 39-week periods ended July 2, 2006, direct contracts with the U.S. government accounted for 59% and 60%, respectively, of the Company’s total revenues, and second-tier government contracts with government contractors accounted for 37% and 34%, respectively, of total revenues. The remaining 4% and 6%, respectively, of the Company’s total revenues in the 13-week and 39-week periods ended July 2, 2006 were derived from non-government sources. Of the revenues derived directly or indirectly from U.S. government agencies in the 13-week and 39-week periods ended July 2, 2006, the U.S. Army accounted for 29% and 32% of total revenues, respectively, General Dynamics, a government contractor, accounted for 15% and 14% of total revenues, respectively, and DARPA accounted for 16% and 17%, respectively, of total revenues. No single non-governmental customer accounted for more than 10% of the total consolidated revenues in the 13-week and 39-week periods ended July 2, 2006.
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
Note 11 — Commitments and Contingencies
          Government Expense Audits. The Company’s reimbursable indirect expense rates for government contracts have been audited through the fiscal year ended October 3, 2004. The Federal government has a proposed claim for recovery of $152,400 pursuant to the fiscal 2001 indirect rate audit. Pursuant to Federal Acquisition Regulations, the Company believes that it has a basis for waiver of this claim and has submitted a formal request for such waiver, which is currently pending, but there can be no assurance that such request will be granted. The accompanying consolidated financial statements do not include an accrual for potential loss, if any, related to this claim. At July 1, 2007, the Federal government’s indirect rate audit for fiscal 2005 and fiscal 2006 had not yet been scheduled.
          Litigation. The Company has been, and may from time to time, become, a party to various legal proceedings arising in the ordinary course of its business. Management does not presently know of any such matters, the disposition of which would be likely to incur a material effect on the Company’s consolidated financial position, results of operations or liquidity.

Note 12 — Income Taxes
          The income tax provision is based upon management’s review of the Company’s estimated annual income tax rate, including state taxes. Prior to its tax consolidation with the Company on December 29, 2006, Optex was a calendar year taxpayer. Subsequent to its tax consolidation with the Company on December 29, 2006, Optex’s tax obligations became payable for the Company’s fiscal year period. In the 13-week period ended April 1, 2007, an adjustment was made to reconcile the Company’s tax obligations resulting from this transition, which produced a credit of $85,200 for the 39-week period ended July 1, 2007.
Note 13 — Related Party Transactions
          In December 2005, the Company amended and restated its consulting agreement entered into in May 2005 and amended in August 2005, with one of the Company’s directors, Chris Toffales, and his consulting firm, CTC Aero, LLC, of which he is sole owner. The December 2005 amendment extended the term of the agreement from one year to three years, increased the monthly consulting fee for business development services from $15,000 to $21,000 per month and changed the terms for payment of any success fee that may be earned by CTC Aero and Mr. Toffales in connection with potential acquisition activities of the Company. Pursuant to the December 2005 amendment, future acquisition success fees, if any, will be payable in unregistered shares of the Company’s common stock in an amount equal to between 5% and 1% of the total purchase price paid by the Company for such acquisition, which percentage decreases are based upon the total acquisition purchase price, and valued at the same per share purchase price as agreed upon in the applicable acquisition. The minimum success fee, if any, remains unchanged by the December 2005 amendment at $150,000. The Company also will pay an additional amount in cash equal to 35% of the success fee. Pursuant to this consulting agreement, CTC Aero and Mr. Toffales earned a success fee of $500,000 in connection with the acquisition of Optex, which fee is a portion of the total purchase price of the Optex transaction. (See Note 2.) Although this fee currently is payable in cash, the Company has received stockholder approval to pay this fee with 192,308 shares of common stock in lieu of cash. If Mr. Toffales or CTC Aero elect to receive this fee in common stock, an additional $175,000 in cash will be paid to Mr. Toffales or CTC Aero to offset the tax consequences of the stock payment pursuant to the December 2005 amendment to the consulting agreement. CTC Aero also earned a fee of $127,500 in connection with the private placement of the convertible debt entered into by the Company to partially finance the Initial Acquisition of Optex, which was paid by the debt holders. (See Note 3). In the 13 weeks ended July 1, 2007 and July 2, 2006, Mr. Toffales earned $63,000 and $63,000, respectively, for the provision of strategic planning and business development services. In the 39 weeks ended July 1, 2007 and July 2, 2006, Mr. Toffales earned $189,000 and $171,000, respectively, for the provision of strategic planning and business development services.
          In December 2005, the Company entered into the Initial Acquisition of Optex and purchased 70% of the issued and outstanding capital stock of Optex from Timothy Looney for the following consideration: (a) an initial cash payment of $14.0 million; (b) an additional $64,200 which was paid in July 2006 after completion of Optex’s 2005 audit; and (c) a potential payment of up to an additional $4.0 million in a cash earnout based upon the percentage of net cash flow generated from the Optex business for fiscal 2006 and each of the subsequent two fiscal years. The Company also entered into the Buyer Option agreement with Mr. Looney, whereby the Company agreed to purchase the remaining 30% of the issued and outstanding capital stock of Optex from Mr. Looney if certain conditions were met, including the approval by the Company’s stockholders of the issuance to Mr. Looney of 2,692,300 shares of the Company’s common stock as consideration for the exercise of the Buyer Option. In connection with the transaction in December 2005, Mr. Looney became an officer of the Company and remains an officer and director of Optex. The Company exercised the Buyer Option on December 29, 2006 and issued Mr. Looney 2,692,300 shares of the Company’s common stock and a one year $400,000 unsecured, subordinated promissory note payable pursuant thereto on December 29, 2006 in consideration for certain amendments relating to the Buyer Option agreement. (See Note 2). The Company is required to file and has filed a registration statement covering the potential resale of those shares by Mr. Looney, but such registration statement had not been declared effective as of July 1, 2007. As a result of this issuance, Mr. Looney became a greater than 10% stockholder of the Company. In January 2007, the Company amended its earnout agreement with Mr. Looney to extend it for an additional year, with a reduction to $3.9 million in the maximum potential payment, in consideration for Mr. Looney providing the Company’s Optex subsidiary with a secured subordinated term loan providing for advances of up to $2 million, maturing on the earlier of February 2009 or sixty days after retirement of the Company’s senior debt. In June 2007, Mr. Looney was elected a director of the Company at the Company’s Annual Meeting of Stockholders.
          As described more fully in Note 3, in order to finance the Initial Acquisition of Optex, in December 2005, the Company closed a private placement with Pequot consisting of senior subordinated secured convertible Notes in the original aggregate principal amount of $10.0 million and issued to Pequot four-year Warrants to purchase an aggregate of 1,346,154 shares of the Company’s common stock at an exercise price of $3.10 per share. The Notes were issued in two series, both of which bear interest at 3.5% per annum, which rate is subject to potential reduction over time. One series of Notes, with an aggregate face amount of $7,445,500, matures on December 30, 2009, and the other series of Notes, with an aggregate face amount of $2,554,500, initially matured on December 30, 2007, but in connection with the assignment of the Notes to the Company’s new senior lenders in December 2006, the new senior lenders elected to extend the maturity date of the second series of Notes to December 30, 2009. The principal and interest under the Notes was initially convertible into shares of common stock at a conversion price per share of $2.60 and the Warrants were initially exercisable for shares of common stock at an exercise price per share of $3.10, subject to adjustment for stock splits, stock dividends, recapitalizations and the like and for certain price dilutive issuances. As a result of the issuance of new warrants to the new senior lenders in the December 2006 refinancing of the Company’s senior debt, the Notes automatically became convertible at a conversion price of $1.30 per share and the Warrants automatically became exercisable at an exercise price of $1.30 per share and the number of shares purchasable under such Warrants automatically increased from 1,346,154 to 3,210,060, in accordance with the terms of the anti-dilution provisions of such Notes and Warrants. Subject to certain conditions and limitations, the principal and interest under the Notes also may be repaid with shares of common stock. The conversion and exercise of the Notes and Warrants into an aggregate number of shares of common stock exceeding 19.99% of the Company’s outstanding common stock prior to the closing of the private placement has been approved by the Company’s stockholders. As a result of the private placement, Pequot was deemed to be a beneficial owner of greater than 10% of the Company’s Common Stock because of the conversion feature of the Notes. However, in December 2006, Pequot gave up their ability to designate a member of the Company’s Board of Directors and agreed to a blocking term preventing their beneficial ownership from exceeding 9.9% of the Company’s outstanding common stock. In connection with assignment of the Notes in December 2006, each of the new senior lenders agreed to include a blocking term limiting each of the Note holders’ beneficial ownership at any given time to less than 4.99% (and in no event more than 9.99%) of the Company’s outstanding common stock. Accordingly, Pequot is no longer deemed to be a beneficial owner of greater than 10% of the Company’s outstanding Common Stock, and neither of the new purchasers of the Pequot Notes are deemed to be a beneficial owner of greater than 10% of the Company’s common stock.
Note 14 — Subsequent Event
          $2 Million Secured Loan
          In July 2007, the Company entered into a Loan Agreement (the “Loan Agreement”), a Secured Promissory Note (the “Promissory Note”) and an Omnibus Security Interest Acknowledgement (the “Acknowledgement”) with Longview Fund, L.P., one of its existing senior lenders that is an accredited institutional investor (the “Lender”), pursuant to which the Company closed a six-month $2.0 million non-convertible loan (the “Loan”). The proceeds from the Loan are expected to be used principally for general working capital purposes. Interest under the Promissory Note shall accrue at a rate of 12% per annum and shall be paid together with the unpaid principal amount when the Promissory Note matures on January 19, 2008. If the Company fails to pay the principal and accrued interest within ten days after the maturity date, it shall incur a late fee equal to 5% of such amounts. The Company had the right to prepay on or prior to August 15, 2007, all of the outstanding principal under the Promissory Note by paying to the Lender an amount equal to 120% of the principal amount of the Promissory Note, together with accrued but unpaid interest. To effectuate this right, the Company was required to provide written notice of such prepayment election to the Lender on or prior to August 8, 2007. The Company declined to give such notice and to prepay the Promissory Note, and pursuant to its terms, the principal amount of the Promissory Note will automatically be increased by $100,000 on August 15, 2007 and the Company is obligated to issue to the Lender 300,000 unregistered shares of the Company’s common stock (the “Continuation Shares”) (which Continuation Shares are in lieu of a $400,000 cash continuation fee for continuing the term of the Promissory Note beyond August 15, 2007) and a five-year warrant to purchase 500,000 unregistered shares of the Company’s common stock at a price equal to the lesser of $1.56 or the average of the closing bid prices of the Company’s common stock for the five trading days preceding August 15, 2007, subject to adjustment for stock splits, stock dividends, recapitalizations and the like (the “Class B Warrant”). The fair value of the cash payment of $100,000, the 300,000 shares of common stock and the warrant to purchase 500,000 shares of common stock will be recorded as a discount on the debt and amortized to interest expense over the term of the Promissory Note and is expected to result in the effective interest rate of the Promissory Note being in excess of 200%.
          Pursuant to the Acknowledgement, the Company’s obligations under the Loan, including obligations under the Promissory Note and Loan Agreement, are secured by a lien on all or substantially all of the Company’s assets, the assets of the Company’s subsidiaries, and the capital stock of the Company’s subsidiaries held by the Company, pursuant to already existing security agreements and guarantees dated December 30, 2005 and December 29, 2006 between the Company and its subsidiaries on the one hand and the Lender and/or Alpha Capital Anstalt (“Alpha”), the Company’s other senior lender, on the other, and additionally pursuant to an Unconditional Guaranty between Optex and the Lender. Such security interests and guarantees are granted on a pari passu basis with the already existing senior security interests and guarantee rights held the Lender and Alpha.
          In connection with the Loan, the Lender and Alpha have waived various rights, including the right, pursuant to certain technical defaults, among other things to accelerate or demand repurchase of the obligations under any agreement or instrument between the Company and/or its subsidiaries and the Lender and/or Alpha and exercising remedies with respect to collateral. Notwithstanding the foregoing, the Company, the Lender and Alpha have agreed that (i) waiver of a failure to register the shares of the Company’s common stock issued or issuable to the Lender and Alpha pursuant to various instruments shall not constitute a waiver of any default interest or liquidated damages that may have accrued or will accrue with respect to such default; (ii) such waiver shall continue only so long as Tim Looney, TWL Group, L.P. or their Affiliates do not attempt to accelerate or collect any obligations owed to them by the Company or Optex; and (iii) subject to the foregoing, the deadline to register any such shares issued or issuable to the Lender and Alpha shall be extended until October 19, 2007.
          In connection with the Loan, the Company also has agreed that, for so long as the Convertible Notes remain outstanding and held by the Lender, except for certain excepted issuances, the Company will not, without the prior written consent of the Lender, enter into an agreement to issue any individual equity security, convertible debt security or other individual security convertible into the Company’s common stock or equity of the Company at a price that would trigger the anti-dilution provisions set forth in Section 10(d) of the Convertible Notes; provided however, that no consent of the Lender shall be required for the issuance of any convertible security that has an exercise price or conversion price above the conversion price as defined in the Convertible Notes.

          Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
          In this report, the terms “Irvine Sensors,” “Company,” “we,” “us” and “our” refer to Irvine Sensors Corporation (“ISC”) and its subsidiaries.
          This report contains forward-looking statements regarding Irvine Sensors which include, but are not limited to, statements concerning our projected revenues, expenses, gross profit and income, mix of revenue, demand for our products, the success of our acquisition and integration of Optex Systems, Inc. and its relative contribution to our results of operations, the need for additional capital, our ability to obtain and successfully perform additional new contract awards and the related funding and profitability of such awards, market acceptance of our products and technologies, the competitive nature of our business and markets, the success and timing of new product introductions and commercialization of our technologies, product qualification requirements of our customers, our significant accounting policies and estimates, and the outcome of expense audits. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “estimates,” “should,” “may,” “will,” “with a view to” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Such factors include, but are not limited to the following:
•	our ability to satisfy our new and refinanced debt instruments without default;

•	the availability of additional equity and/or debt financing on acceptable terms in a timely manner;

•	our ability to successfully execute our business plan and control costs and expenses;

•	our ability to increase the revenues and profitability of Optex and successfully integrate its operations;

•	our ability to obtain expected and timely procurements resulting from existing contracts;

•	our ability to secure and successfully perform additional research and development contracts;

•	governmental agendas, budget issues and constraints and funding delays;

•	our ability to maintain adequate internal controls and disclosure procedures, and achieve compliance with Section 404 of the Sarbanes-Oxley Act;

•	our ability to introduce new products, gain broad market acceptance for such products and ramp up manufacturing in a timely manner;

•	new products or technologies introduced by our competitors, many of whom are bigger and better financed than us;

•	the pace at which new markets develop;

•	our ability to establish strategic partnerships to develop our business;

•	our limited market capitalization;

•	general economic and political instability; and

•	those additional factors that are listed under the section “Risk Factors” at Part II, Item 1A of this report.
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

Overview
          We are a vision systems company enabled by proprietary technology for three-dimensional packaging of electronics and manufacturing of electro-optical products. We design, develop, manufacture and sell vision systems and miniaturized electronic products for defense, security and commercial applications. We also perform customer-funded contract research and development related to these products, mostly for U.S. government customers or prime contractors. Most of our historical business relates to application of our proprietary technologies for stacking either packaged or unpackaged semiconductors into more compact three-dimensional forms, which we believe offer volume, power, weight and operational advantages over competing packaging approaches, and which we believe allows us to offer proprietary higher level products with unique operational features.
          In December 2005, we completed the initial acquisition (the “Initial Acquisition”) of 70% of the outstanding capital stock of Optex Systems, Inc., a privately held manufacturer of telescopes, periscopes, lenses and other optical systems and instruments whose customers are primarily agencies of and prime contractors to the U.S. Government. In consideration for the Initial Acquisition, we made an initial cash payment to the sole shareholder of Optex, Timothy Looney, in the amount of $14.0 million and made an additional cash payment of $64,200 to Mr. Looney in July 2006 upon completion of the audit of Optex’s financial statements for the year ended December 31, 2005. As additional consideration, we were initially required to pay to Mr. Looney cash earnout payments in the aggregate amount up to $4.0 million based upon the net cash generated from the Optex business, after debt service, for the fiscal year ended October 1, 2006 (“fiscal 2006”) and the next two subsequent fiscal years. Mr. Looney was not entitled to any earnout payments for fiscal 2006. In January 2007, we negotiated an amendment to our earnout agreement with Mr. Looney that extended his earnout period to December 2009 and reduced the aggregate maximum earnout by $100,000 to $3.9 million in consideration for a secured subordinated term loan providing for advances from an entity owned by Mr. Looney to Optex of up to $2 million, which term loan matures on the earlier of February 2009 or 60 days after repayment of our senior debt. As of July 1, 2007, this term loan was fully advanced to Optex.
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
          Optex had product sales of approximately $18.9 million and income before interest and provision for income taxes of approximately $1.2 million in calendar year 2005. For the three quarters of fiscal 2006 subsequent to the Initial Acquisition, Optex had approximately $12.8 million in product sales. In the first 39 weeks of fiscal 2007, Optex had approximately $10.8 million of product sales. In recent years, Optex’s product sales from sales to prime contractors has increased. The decline in Optex’s sales in the first 39 weeks of 2007 reflects working capital limitations and related adverse supply chain effects; however, backlog at Optex currently remains strong. As of July 1, 2007, Optex’s funded backlog was approximately $45.3 million, more than a majority of which is anticipated to be filled during the next 18 months.
          We financed the Initial Acquisition of Optex by a combination of $4.9 million of senior secured debt from Square 1 Bank under a term loan and $10.0 million of senior subordinated secured convertible notes from two private equity funds, which are sometimes referred to in this report collectively as “Pequot.” In December 2006, both of these obligations were refinanced with two new senior lenders. These transactions resulted in approximately $4.4 million of non-recurring debt extinguishment expenses, which were largely non-cash, and approximately $12.4 million of future additional interest expense resulting from debt discounts and issuance costs.

          Except for fiscal years 1999 through 2001 when we generated significant commercial product sales of wireless infrared tranceivers through a subsidiary, and prior to our Initial Acquisition of Optex, we have historically derived a substantial majority of our total revenues from government-funded research and development rather than from product sales. Optex has also historically derived most of its revenues from product sales to government agencies or prime contractors. Accordingly, we anticipate that a substantial majority of our total revenues will continue to be derived from government-funded sources in the immediately foreseeable future. Prior to the fiscal year ended October 2, 2005 (“fiscal 2005”), with a few exceptions, our government-funded research and development contracts were largely early-stage in nature and relatively modest in size. As a result, our revenues from this source were not significantly affected by changes in the U.S. defense budget. In fiscal 2005, we received several contract awards that we believe may eventually have the potential to lead to government production contracts, which we believe could be both larger and more profitable than government funded research and development contracts. As a result, our contract research and development revenues improved to a substantial degree in fiscal 2005. Our contract research and development revenues for fiscal 2006 and the first 39 weeks of fiscal 2007 did not reach the levels achieved in fiscal 2005 primarily due to procurement delays in contracts that were eventually received late in fiscal 2006 and in early fiscal 2007. However, the contribution to our contract research and development revenue from contract awards that we believe have the potential to lead to government production contracts continued at an increased level in fiscal 2006 and the first 39 weeks of fiscal 2007 from that achieved in years prior to fiscal 2005. Our current marketing efforts are focused on government programs that we believe have the potential to substantially sustain this focus on opportunities with the possibility of transition to government production contracts. Because of this focus and our acquisition of Optex, our future revenues may become more dependent upon U.S. defense budgets, funding approvals and political agendas for the foreseeable future. We are also attempting to increase our revenues from product sales by introducing new products with commercial applications, in particular, miniaturized cameras and stacked computer memory chips. We are currently transitioning to a new generation of such products, with a view to increasing our product sales, but we cannot assure you that we will be able to complete development, successfully launch or profitably manufacture and sell any such products on a timely basis, if at all. We generally use contract manufacturers to produce these products, and all of our other current operations, except those of Optex, occur at a single, leased facility in Costa Mesa, California. Optex manufactures its products at its leased facility in Richardson, Texas.
          We have a history of unprofitable operations due in part to discretionary investments that we have made to commercialize our technologies and to maintain our technical staff and corporate infrastructure at levels that we believed were required for future growth. These investments have yet to produce sustainable, profitable product sales. With respect to our investments in staff and infrastructure, the advanced technical and multi-disciplinary content of our proprietary technologies places a premium on a stable and well-trained work force. As a result, we generally maintain the size of our work force even when anticipated government contracts are delayed, a circumstance that has occurred with some frequency in the past and that has resulted in under-utilization of our labor force for revenue generation from time to time. Delays in receipt of research and development contracts are unpredictable, but we believe represent a recurring characteristic of our research and development contract business. We anticipate that the impact on our business of future delays can be mitigated by the achievement of greater contract backlog and are seeking growth in our research and development contract revenue to that end. We are also seeking to expand the contribution to our total revenues from product sales, which have not historically experienced the same types of delays that can occur in research and development contracts. We have not yet demonstrated the level of sustained research and development contract revenue or product sales that we believe is required to predictably achieve profitable operations. Our ability to recover our investments through the cost-reimbursement features of our government contracts is subject to both regulatory and competitive pricing considerations.
          In the past, we have maintained separate operating business units, including our subsidiaries that were separately managed, with independent product development, marketing and distribution capabilities. However, during the fiscal year ended September 28, 2003 (“fiscal 2003”), we reorganized our operations to consolidate our administrative, marketing and engineering resources and to reduce expenses. In the fiscal year ended October 3, 2004 (“fiscal 2004”), fiscal 2005 and fiscal 2006, none of our previous historical subsidiaries accounted for more than 10% of our total revenues. However, Optex accounted for approximately 42% of our total revenues in fiscal

2006, even though it contributed to our total revenues for only three fiscal quarters. In the first 39 weeks of fiscal 2007, Optex accounted for approximately 42% of our total revenues. Optex is expected to continue to account for a significant portion of our total revenues in subsequent reporting periods. None of our subsidiaries except Optex accounted for more than 10% of our total assets as of July 1, 2007 or have separate employees or facilities. We currently report our operating results and financial condition in two operating segments, our research and development business and our product business.
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
          Revenue Recognition. Our consolidated total revenues during the first 39 weeks of fiscal 2007 included a substantial contribution from contracts to develop prototypes and provide research, development, design, testing and evaluation of complex detection and control defense systems. Our research and development contracts are usually cost reimbursement plus a fixed fee or fixed price with billing entitlements based on the level of effort we expended. For such research and development contracts, we recognize revenues as we incur costs and include applicable fees or profits primarily in the proportion that costs incurred bear to estimated final costs. Upon the initiation of each such contract, a detailed cost budget is established for direct labor, material, subcontract support and allowable indirect costs based on our proposal and the required scope of the contract as may have been modified by negotiation with the customer, usually a U.S. government agency or prime contractor. A program manager is assigned to secure the needed labor, material and subcontract in the program budget to achieve the stated goals of the contract and to manage the deployment of those resources against the program plan. Our accounting department collects the direct labor, material and subcontract charges for each contract on a weekly basis and provides such information to the respective program managers and senior management.
          The program managers review and report the performance of their contracts against the respective program plans with our senior management on a monthly basis. These reviews are summarized in the form of estimates of costs to complete the contracts (“ETCs”). If an ETC indicates a potential overrun against budgeted program resources, it is the responsibility of the program manager to revise the program plan in a manner consistent with the customer’s objectives to eliminate such overrun and achieve planned contract profitability, and to seek necessary customer agreement to such revision. To mitigate the financial risk of such re-planning, we attempt to negotiate the deliverable requirements of our research and development contracts to allow as much flexibility as possible in technical outcomes. Given the inherent technical uncertainty involved in research and development contracts, in which new technology is being invented, explored or enhanced, such flexibility in terms is frequently achievable. When re-planning does not appear possible within program budgets, senior management makes a judgment as to whether the program statement of work will require additional resources to be expended to meet contractual obligations or whether it is in our interest to supplement the customer’s budget with our own funds. If either determination is made, we record an accrual for the anticipated contract overrun based on the most recent ETC of the particular contract.
          We provide for anticipated losses on contracts by recording a charge to earnings during the period in which a potential for loss is first identified. We adjust the accrual for contract losses quarterly based on the review of outstanding contracts. Upon completion of a contract, we reduce any associated accrual of anticipated loss on such contract as the previously recorded obligations are satisfied. Costs and estimated earnings in excess of billings under government contracts are accounted for as unbilled revenues on uncompleted contracts and are stated at estimated realizable value.

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
          Valuation Allowances. We maintain allowances for doubtful accounts for estimated losses resulting from a deterioration of a customer’s ability to make required payments to the point where we believe it is likely there has been an impairment of its ability to make payments. Such allowances are established, maintained or modified at each reporting date based on the most current available information.. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance.

          Goodwill, Intangible Assets, and Other Long-Lived Assets. We record the assets acquired and liabilities assumed in business combinations at their respective fair values at the date of acquisition, and any portion of the purchase price in excess of the fair values assigned to acquired net tangible and intangible assets is recorded as goodwill. Valuation of intangible assets requires us to make significant estimates and assumptions including, but not limited to, estimating future cash flows from product sales, developing appropriate discount rates, continuation of customer relationships and renewal of customer contracts, and approximating the useful lives of the intangible assets acquired. To the extent actual results differ from these estimates, our future results of operations may be affected.
          The provisions of SFAS 142 require us to test goodwill for impairment at least annually. We have elected to evaluate the carrying value of goodwill as of the first day of our fourth fiscal quarter and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: (1) decreases in forecasted future profitability or cash flows or (2) additional business risk arising from causes such as (a) a significant adverse change in legal factors or in business climate, (b) unanticipated competition, or (c) an adverse action or assessment by a regulator. In performing the impairment review, we determine the carrying amount of each reporting unit by assigning assets and liabilities, including the existing goodwill, to those reporting units. See Note 2 to the Condensed Notes to Consolidated Financial Statements. A reporting unit is defined as an operating segment or one level below an operating segment (referred to as a “component”). A component of an operating segment is deemed a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. Our Optex subsidiary is a reporting unit within our Product operating segment.
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
          For our initial annual impairment review of Optex, we placed reliance on our analysis conducted with the support of an independent valuation firm in our 2006 second fiscal quarter in connection with the Initial Acquisition. We updated our impairment review of Optex as of October 1, 2006. Based on the analysis performed, we determined that the Optex reporting unit’s fair value exceeded its carrying amount at October 1, 2006, and therefore concluded that there was no indication of an impairment loss.
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

          Stock-Based Compensation. We calculate stock option-based compensation by estimating the fair value of each option using the Black-Scholes option-pricing model in accordance with SFAS 123(R). Our determination of fair value of stock option-based payment awards is made as of their respective dates of grant using the option-pricing model and is affected by our stock price, as well as assumptions regarding a number of other variables, including the expected stock price volatility over the term of the awards, the portion of stock options granted that will ultimately vest, and the periods from the grant date until the options vest and expire. The Black-Scholes option-pricing model was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, the existing valuation models may not provide an accurate measure of the fair value of our outstanding employee stock options. We recognize compensation expense on a straight-line basis over the vesting period of the option after consideration of the estimated forfeiture rate.
          We calculate compensation expense for both vested and nonvested stock awards by determining the fair value of each such grant as of their respective dates of grant using the closing sales price of our common stock on the NASDAQ Capital Market at such dates without any discount. We recognize compensation expense for nonvested stock awards on a straight-line basis over the vesting period.
          Derivatives. SFAS 133 requires us to record and carry all derivatives on the balance sheet as either liabilities or assets at fair value. Derivatives are measured at fair value with changes in fair value recognized through earnings as they occur.
Results of Operations
          Contract Research and Development Revenue. Contract research and development revenue consists of amounts realized or realizable from funded research and development contracts, largely from U.S. government agencies and government contractors, primarily conducted by our historical operations in Costa Mesa, California. Changes in the amount of contract research and development revenues for the 13-week and 39-week periods ended July 1, 2007 compared to the 13-week period and 39-week periods ended July 2, 2006 are shown in the following tables:

	Contract Research
	and Development	Percent of
13-Week Comparisons	Revenue	Total Revenue
13 weeks ended July 2, 2006	$4,095,000	47%
Dollar increase in current comparable 13 weeks	315,000

13 weeks ended July 1, 2007	$4,410,000	46%
Percent increase in current 13 weeks	8%

	Contract Research
	and Development	Percent of
39-Week Comparisons	Revenue	Total Revenue
39 weeks ended July 2, 2006	$11,668,600	55%
Dollar increase in current comparable 39 weeks	687,900

39 weeks ended July 1, 2007	$12,356,500	48%
Percent increase in current 39 weeks	6%

          Our contract research and development revenue in the 13-week and 39-week periods ended July 1, 2007 included substantial contributions from contracts that were already in funded backlog at the start of the respective periods. Therefore, to a substantial degree, we believe that the modest absolute dollar increase in contract research and development revenue for the current year periods largely reflects our achievement of the specific programmatic milestones of the research and development contracts that were underway during the periods, rather than a trend related to awards. We anticipate that we will continue to receive research and development contracts oriented toward deployable applications that are typically larger in dollar value than early stage research and development contracts, but expect that such contracts will also be subject to more procurement processing time than smaller awards. Accordingly, our future research and development contract revenue will continue to be sensitive to possible procurement delays. Based on our existing backlog and notices of pending research and development contract awards, we believe, but cannot guarantee, that we will be able to moderately increase our contract research and development revenue in absolute dollars for fiscal 2007 over that achieved in fiscal 2006. Even if this outcome is achieved, however, contract research and development revenue is projected to represent a declining percentage of our fiscal 2007 total revenues because of the acquisition of Optex, the revenues of which consist solely of product sales.
          Optex contributed approximately $10.8 million of product sales to total revenues in the first 39-week period of fiscal 2007, but was only consolidated in our total revenues in the second and third quarterly periods of fiscal 2006, which was the primary cause for the decrease in contract research and development revenue as a percent of total revenue in the current 39-week period as compared to the 39-week period ended July 2, 2006. Absent the contribution of Optex to our total revenues in the current periods, contract research and development would have represented 87% and 82%, respectively, of our total revenues in the 13-week and 39-week periods ended July 1, 2007.
          Cost of Contract Research and Development Revenue. Cost of contract research and development revenue consists of wages and related benefits, as well as subcontractor, independent consultant and vendor expenses directly incurred in support of research and development contracts, plus associated indirect expenses permitted to be charged pursuant to the relevant contracts. Our cost of contract research and development revenue for the first 13 weeks and 39 weeks of fiscal 2007 increased somewhat in absolute dollars as compared to the first 13 weeks and 39 weeks of fiscal 2006, while the cost of contract research and development revenue as a percent of contract research and development revenue remained relatively comparable in the respective 13 weeks and 39 weeks of fiscal 2007 and fiscal 2006 as shown in the following tables:

	Cost of Contract	Percent of Contract
	Research and	Research and
13-Week Comparisons	Development Revenue	Development Revenue
13 weeks ended July 2, 2006	$3,071,700	75%
Dollar increase in current comparable 13 weeks	373,900

13 weeks ended July 1, 2007	$3,445,600	78%
Percent increase in current 13 weeks	12%

	Cost of Contract	Percent of Contract
	Research and	Research and
39-Week Comparisons	Development Revenue	Development Revenue
39 weeks ended July 2, 2006	$9,484,900	81%
Dollar increase in current comparable 39 weeks	753,300

39 weeks ended July 1, 2007	$10,238,200	83%
Percent increase in current 39 weeks	8%

          The modest increases in absolute dollars of cost of contract research and development revenue in the 13-week and 39-week periods ended July 1, 2007 reflected similarly modest increases in the contract research and development revenue in those periods, largely due to the fact that most of our research and development contracts are of a cost plus fixed fee reimbursement nature. Under such contracts, costs and revenues tend to increase or decrease in a related manner, absent significant cost overruns. The modest increase in cost of contract research and development revenue as a percent of contract research and development revenue reflected an increase in the respective current year periods in the costs of external material and vendor support required for our research and development contracts, which external costs do not yield as much gross margins as the costs of our direct labor under cost plus fixed fee contracts. Management believes that this change reflects the specific requirements of the research and development contracts that were in effect during the respective periods, rather than a trend. We are presently evaluating our indirect expense billing rates under our government cost reimbursement contracts to assess whether our projected overhead costs for the balance of fiscal 2007 are likely to exceed the amounts projected to be recovered during this period under said contracts. If such a determination is reached, we expect that we will adjust our indirect billing rates under our cost reimbursement contracts and such action may reduce the cost of contract research and development revenue as a percent of contract research and development revenue in the balance of fiscal 2007.
          Product Sales. Subsequent to the Initial Acquisition of Optex at the end of our first quarter of fiscal 2006, our product sales have been principally comprised of sales of Optex’s optical equipment and systems, largely intended for use on military land vehicles. We also derived some product sales from sales of chips, modules, stacked chip products and chip stacking services, and sales of miniaturized camera products. Product sales for the 13-week and 39-week periods ended July 1, 2007 compared to the 13-week and 39-week periods ended July 2, 2006 are shown in the following tables:

	Product	Percent of
13-Week Comparisons	Sales	Total Revenue

13 weeks ended July 2, 2006	$4,599,100	53%
Dollar increase in current comparable 13 weeks	622,800

13 weeks ended July 1, 2007	$5,221,900	54%
Percent increase in current 13 weeks	14%

	Product	Percent of
39-Week Comparisons	Sales	Total Revenue

39 weeks ended July 2, 2006	$9,626,700	45%
Dollar increase in current comparable 39 weeks	3,767,600

39 weeks ended July 1, 2007	$13,394,300	52%
Percent increase in current 39 weeks	39%
          Of the $622,800 increase in product sales in the 13-week period ended July 1, 2007, $351,000 was derived from an increase in Optex sales and $271,800 was derived from an increase in Costa Mesa product sales. The Optex increase in product sales was less than could have been realized from its backlog primarily due to the effects of working capital limitations and resulting adverse supply chain effects.
          Product sales in the 39-week period ended July 1, 2007 are not strictly comparable to product sales ended July 2, 2006, since Optex product sales were not consolidated with ours in the first 13 weeks of fiscal 2006. As a result, an increase of approximately $2.2 million in Optex’s product sales for the first 39 weeks of fiscal 2007 as compared to the first 39 weeks of fiscal 2006 is simply due to the inclusion of three quarters of product sales in the 39 weeks ended July 1, 2007, but only two quarters of product sales in the 39 weeks ended July 2, 2006. Sales of products of the Company’s Costa Mesa operation in the 39-week period ended July 1, 2007 as compared to the 39-week period ended July 2, 2006, increased by nearly $1.6 million. The combination of these factors resulted in the substantial increase on both an absolute dollar and percent of total revenue basis in our product sales for the 39 weeks ended July 1, 2007, as compared to the 39-weeks ended July 2, 2006. Based on our current backlog of orders, we anticipate that sales of our thermal imaging sensors and cameras will increase in the balance of fiscal 2007 as compared to the corresponding periods of fiscal 2006. Sales of our stacked chip products are also expected to be modestly improved in fiscal 2007 over those in fiscal 2006. We further anticipate that sales of Optex’s products will increase in absolute dollars in the last quarter of fiscal 2007 based on anticipated increases in production levels against Optex’s existing funded backlog.
          Cost of Product Sales. Cost of product sales consists of wages and related benefits of our personnel, as well as subcontractor, independent consultant and vendor expenses directly incurred in the manufacture of products sold, plus related overhead expenses. Our cost of product sales for the 13 weeks and 39 weeks ended July 1, 2007 as compared to the 13 weeks and 39 weeks ended July 2, 2006 is shown in the following tables:

	Cost of	Percent of
13-Week Comparisons	Product Sales	Product Sales

13 weeks ended July 2, 2006	$4,112,900	89%
Dollar increase in current comparable 13 weeks	1,563,200

13 weeks ended July 1, 2007	$5,676,100	109%
Percent increase in current 13 weeks	38%

	Cost of	Percent of
39-Week Comparisons	Product Sales	Product Sales

39 weeks ended July 2, 2006	$8,231,400	86%
Dollar increase in current comparable 39 weeks	3,957,700

39 weeks ended July 1, 2007	$12,189,100	91%
Percent increase in current 39 weeks	48%
          The increase in absolute dollars of cost of product sales in the 13-week period ended July 1, 2007, as compared to the 13-week period ended July 2, 2006, partially reflected the corresponding increase in product sales discussed above. However, $1,040,000 of the increase in cost of product sales in the 13-week period was derived from accounting reserves established in the period in connection with the build-up of inventory at Optex and costs associated with new Optex products. These effects also impacted the increase in absolute dollars of cost of product sales in the 39-week period ended July 1, 2007, as compared to the 39-week period ended July 2, 2006. Additionally, this 39-week increase in absolute dollars of cost of product sales was another reflection of the consolidation of Optex only in the second and third quarters of the fiscal 2006 39-week period, as opposed to the full three quarters of the fiscal 2007 period. The increase in cost of product sales as a percent of product sales in the current year 39-week period resulting from the accounting adjustments discussed above was partially offset by an increased contribution to product sales in the 39-weeks ended July 1, 2007 from products from our Costa Mesa operations with higher gross margins.
          General and Administrative Expense. General and administrative expense largely consists of wages and related benefits for our executive, financial, administrative and marketing team, as well as professional fees, primarily legal and accounting fees and costs, plus various fixed costs such as rent, utilities and telephone. General and administrative expense for the 13 weeks and 39 weeks ended July 1, 2007 as compared to the 13 weeks and 39 weeks ended July 2, 2006 increased as shown in the following tables:

	General and
	Administrative	Percent of
13-Week Comparisons	Expense	Total Revenue

13 weeks ended July 2, 2006	$2,422,800	28%
Dollar increase in current comparable 13 weeks	768,400

13 weeks ended July 1, 2007	$3,191,200	33%
Percent increase in current 13 weeks	32%

	General and
	Administrative	Percent of
39-Week Comparisons	Expense	Total Revenue

39 weeks ended July 2, 2006	$7,165,000	34%
Dollar increase in current comparable 39 weeks	2,337,700

39 weeks ended July 1, 2007	$9,502,700	37%
Percent increase in current 39 weeks	33%

          The largest contributor to the increase in general and administrative expense in both the 13-week and 39-week periods ended July 1, 2007, as compared to the fiscal 2006 periods, was the increase in general and administrative wages and related employee benefits, both due to additional headcount as a result of the consolidation of Optex’s general and administrative personnel in the current year 39-week period as compared to the prior year in which these expenses were not consolidated for the first 13 weeks of the year, and also due to increased labor expenses in the current year periods incurred to expand our finance staff. The combination of these factors increased our general and administrative wages and related employee benefits by approximately $299,900, or 39% of the dollar increase in general and administrative expense, in the 13 weeks ended July 1, 2007, compared to the 13 weeks ended July 2, 2006, and by approximately $1,079,500, or 46% of the dollar increase in general and administrative expense, in the 39 weeks ended July 1, 2007, compared to the 39 weeks ended July 2, 2006. The next largest contributor to the increase in general and administrative expense in both the 13-week and 39-week periods ended July 1, 2007, as compared to the fiscal 2006 periods, was the increase in selling and marketing labor and expenses and bid and proposal expenses in the current year periods. These factors accounted for an aggregate increase of $180,000 and $405,500, respectively, in the 13-week and 39-week periods ended July 1, 2007, as measured against the comparable periods of fiscal 2006. General and administrative service expense also increased in the current year periods, largely due to accounting and legal expenses related to the refinancing of our debt, by approximately $106,700 and $313,200, respectively, for the 13-week and 39-week periods ended July 1, 2007, as compared to the 13-week and 39-week periods ended July 2, 2006. Approximately $232,900, or 10% of the dollar increase in general and administrative expense in the 39-week period ended July 1, 2007 was due to the consolidation of Optex’s fixed general and administrative expense, primarily related to Optex’s facility in Richardson, Texas for the full first 39 weeks of fiscal 2007, as opposed to only the second and third 13-week periods of fiscal 2006. Similarly, general and administrative expense in the first 39 weeks of fiscal 2007 also included approximately $162,700 of intangible asset amortization expense as a result of the Optex acquisition, a factor that was only present in the second and third 13 weeks of fiscal 2006.
          Research and Development Expense. Research and development expense consists of wages and related benefits for our research and development team, as well as independent contractor consulting fees and subcontractor and vendor expenses directly incurred in support of internally funded research and development projects, plus associated overhead expenses. Research and development expense for the 13 weeks and 39 weeks ended July 1, 2007 as compared to the 13 weeks and 39 weeks ended July 2, 2006 increased as shown in the following tables:

	Research and
	Development	Percent of
13-Week Comparisons	Expense	Total Revenue

13 weeks ended July 2, 2006	$174,300	2%
Dollar increase in current comparable 13 weeks	58,800

13 weeks ended July 1, 2007	$233,100	2%
Percent increase for current 13 weeks	34%

	Research and
	Development	Percent of
39-Week Comparisons	Expense	Total Revenue

39 weeks ended July 2, 2006	$322,100	2%
Dollar increase in current comparable 39 weeks	484,300

39 weeks ended July 1, 2007	$806,400	3%
Percent increase for current 39 weeks	150%

          The increase in research and development expense in absolute dollars in the 13-week and 39-week periods ended July 1, 2007, as compared to the 13-week and 39-week periods ended July 2, 2006, was largely related to increased qualification and characterization activities related to our chip stacking technologies. As a result of these activities, we successfully demonstrated stacking of high speed memory chips without degradation of the chip’s operating speed. We believe that such functionality may open new product opportunities for us and plan to continue to allocate discretionary resources to internally funded research and development activities at levels higher than the comparable period of fiscal 2006 during the fourth quarter of fiscal 2007 in order to further qualify and characterize our high speed chip stacking processes. Optex generally has historically conducted very minimal internal research and development activities and accordingly, did not incur significant research and development expense in the 13-week and 39-week periods ended July 1, 2007. We do not anticipate significant Optex research and development in the balance of the fiscal year.
          Interest Expense. Our interest expense for the 13-week and 39-week periods ended July 1, 2007, compared to the 13-week and 39-week periods ended July 2, 2006, increased substantially, primarily as a result of the debt service associated with the acquisition of Optex and the amortization of discounts and issuance costs derived from our debt refinancing in December 2006, as shown in the following tables:

13-Week Comparisons	Interest Expense

13 weeks ended July 2, 2006	$349,800
Dollar increase in current comparable 13 weeks	1,454,000

13 weeks ended July 1, 2007	$1,803,800
Percent increase for current 13 weeks	416%

39-Week Comparisons	Interest Expense

39 weeks ended July 2, 2006	$801,200
Dollar increase in current comparable 39 weeks	4,174,600

39 weeks ended July 1, 2007	$4,975,800
Percent increase for current 39 weeks	521%
          We anticipate that interest expense will continue to be substantial in future periods as a result of amortization of the discounts and issuance costs derived from our December 2006 debt refinancing and July 2007 debt financing. Over the lifetime of the debt instruments, this amortization will offset the increase in stockholders’ equity resulting from recording the effect of the debt discounts. See Notes 3 and 14 to the Condensed Notes to Consolidated Financial Statements for further discussion of these effects.
          Debt Extinguishment Expense. In the 39-week period ended July 1, 2007, we recorded a non-recurring loss on extinguishment of debt of $4,398,000 as a result of our refinancing of our senior and subordinated debt. No comparable expense was recorded in the 39-week period ended July 2, 2006. See Note 3 to the Condensed Notes to Consolidated Financial Statements for further discussion of this effect.

          Net Loss. Our net loss increased substantially in the 13-week and 39-week periods ended July 1, 2007, compared to the 13-week and 39-week periods ended July 2, 2006, as shown in the following tables:

13-Week Comparisons	Net Loss

13 weeks ended July 2, 2006	$(1,572,600)
Dollar change in current comparable 13 weeks	(3,141,900)

13 weeks ended July 1, 2007	$(4,714,500)
Percent change for current 13 weeks	200%

39-Week Comparisons	Net Loss

39 weeks ended July 2, 2006	$(5,156,000)
Dollar change in current comparable 39 weeks	(11,021,900)

39 weeks ended July 1, 2007	$(16,177,900)
Percent change for current 39 weeks	214%
          The loss on debt extinguishment and increased interest expense discussed above accounted for $8,572,600, or 78%, of the increase in net loss in the current year 39-week period. The imputed expenses associated with the refinancing of our debt were substantial and are expected to adversely impact our results for the remainder of fiscal 2007 and beyond.
          Liquidity and Capital Resources
          In the first 39 weeks of fiscal 2007, our liquidity increased 73% as measured by our consolidated cash and cash equivalents, but declined 66% as measured by our working capital as shown in the following table:

	Cash and	Working
	Cash Equivalents	Capital
October 1, 2006	$582,800	$3,510,900
Dollar change in the 39 weeks ended July 1, 2007	424,100	(2,323,100)

July 1, 2007	$1,006,900	$1,187,800
Percent change in the 39 weeks ended July 1, 2007	73%	(66)%
          The increase in cash in the 39 weeks ended July 1, 2007 was primarily due to $5,513,700 of net cash provided by financing activities related to the refinancing of our senior and subordinated debt in December 2006, and a $2 million subordinated note from an entity owned by Timothy Looney during the 39-week period. This increase in cash was offset in part by the $1.25 million settlement payment that was payable to Pequot in December 2006, $1,323,000 of capital facilities and equipment expenditures and our net loss in the 39 weeks ended July 1, 2007. However, approximately $11.5 million of our net loss was derived from non-cash expenses, including approximately $4.1 million of non-cash extinguishment of debt expense, approximately $3.4 million of non-cash interest expense, approximately $2.3 million of depreciation and amortization expense ($692,600 of which was intangible amortization expense resulting from the acquisition of Optex), approximately $1.1 million of common stock contributions to employee retirement plans, and $391,900 of non-cash stock-based compensation.
          The non-cash depreciation and amortization expense and the non-cash common stock contributions to retirement plans offset a number of cash expenses of our operations in the 39-week period ended July 1, 2007, but the net effect of various timing issues in the period and the $1.25 million settlement payment to Pequot was a net use of cash in operating activities of $3,653,600, of which only $75,500 was attributable to operations in the 13-week period ended July 1, 2007, with the net balance occurring in the prior two quarters.

The most significant timing effect contributing to the 39-week cash use was a $3,159,400 increase in inventory, largely at Optex, which built up substantial inventory during the first two quarters of the fiscal year in response to its growing backlog. Offsetting the cash impact of the inventory growth was an approximately $1.7 million increase in accounts payable and accrued expenses, an approximate $1.0 million decrease in unbilled revenues on contracts, a $948,700 decrease in accounts receivable, a $820,900 allowance for inventory valuation, a $701,400 increase in accrued estimated loss on contracts and a $505,900 increase in deferred revenue. Management believes that these effects represent timing or isolated issues, rather than indications of trends.
          Both the dollar and percentage decline in working capital during the 39-week period ended July 1, 2007 reflected the reclassification of approximately $1.2 million of our convertible debt to current status as initial monthly payments due starting in January 2008 fell within the twelve-month period subsequent to July 1, 2007. We are presently evaluating possible means to retire this obligation through new equity or debt financing, but we cannot assure you that such financing would be available on a timely basis, on acceptable terms or at all.
Off-Balance Sheet Arrangements
          Our off-balance sheet arrangements consist primarily of conventional operating leases. As of July 1, 2007, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations and Commitments
          Debt. At July 1, 2007, we had approximately $19.4 million of debt, exclusive of debt discounts, which was incurred or related to the refinancing of the debt incurred to finance the Initial Acquisition and related working capital needs and which consisted of (i) subordinated convertible notes (collectively, the “Notes”) initially issued in two series to Pequot in the original aggregate principal amount of $10.0 million and subsequently purchased by our new senior lenders in December 2006 and reduced to an aggregate principal amount of approximately $8.8 million through partial conversion of such debt into common stock, (ii) the principal balance then outstanding of our $8.25 million Term Note with our new senior lenders, (iii) a $2.0 million secured subordinated term loan from an entity owned by Timothy Looney to our Optex subsidiary, described more fully below, and (iv) a one-year $400,000 subordinated promissory note to Timothy Looney, described more fully below.
          The Term Note bears interest at 11% per annum. Only quarterly interest is payable on the Term Note during its term until its maturity date of December 29, 2008, but the Term Note is subject to acceleration at the option of the new senior lenders upon the occurrence of certain events of default. Our new senior lenders have waived our requirement to comply with financial debt service covenants for the term of the Term Note, providing that we remain current with our interest payment obligations and certain other requirements of the Term Note, but we cannot assure you that we will be able to avoid default conditions under the Term Note in the future. Interest on the Term Note is payable in shares of our common stock, at our election, under certain circumstances. Payment of interest due on the Term Notes has been deferred, with the concurrence of our new senior lenders, pending review of a registration statement to determine if such payment will be made in shares of our common stock.
          The Notes bear interest at the rate of 3.5% per annum, which interest is subject to potential reduction over time, and the principal and interest under the Notes are convertible into shares of our common stock at a conversion price per share that was initially set at $2.60, which conversion price is subject to adjustment under certain conditions. Due to the issuance of warrants to our new senior lenders in connection with the refinancing of our senior debt in December 2006, the conversion price per share of the Notes was automatically adjusted to $1.30 in accordance with the existing anti-dilution provisions in the Notes. We issued the first series of Notes (the “Series 1 Notes”) in the original principal amount of approximately $7.4 million, and such Series 1 Notes are repayable in quarterly interest only payments commencing March 31, 2006 though December 30, 2007. Thereafter, the Series 1 Notes are payable in 24 equal monthly principal installments plus interest maturing on December 30, 2009. The second series of Notes (the “Series 2 Notes”) are in the original principal amount of approximately $2.6 million and interest on such Notes was initially repayable in quarterly interest only payments commencing March 31, 2006, with the remaining principal amount initially due and payable on December 30, 2007. Upon assignment of the Notes to our new senior lenders in December 2006, the maturity date of the Series 2 Notes was extended to December 30, 2009. We may be required to repurchase the Notes under certain circumstances, including upon election of the note holders following an event of default as defined in the Notes, upon the incurrence of debt other than permitted indebtedness under the Notes, and upon certain issuances of our capital stock, at a repurchase price equal to the greater of (1) the outstanding principal amount of the Notes purchased, plus all accrued but unpaid interest thereon through the day of payment, and (2) 125% of the average of the closing prices of our common stock for the five days preceding the repurchase date. In September 2006, Pequot notified us that events of default had occurred under the Notes as a result of our non-compliance with the covenant of our senior bank debt, as well as other facts and circumstances that we disputed, and invoked its repurchase right under the Notes. However, shortly after issuance of Pequot’s notice, our then senior lender issued a payment blockage notice to Pequot regarding the Note repurchase that suspended the effectiveness of the Pequot event notice. In December 2006, the Notes were assigned through purchase from Pequot to our new senior lenders and any existing or asserted defaults thereunder were waived by our new senior lenders. Payment of interest due on the Notes has been deferred, with the concurrence of our new senior lenders, pending review of a registration statement to determine if such payment will be made in shares of our common stock.
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
          On December 29, 2006, we amended certain of the agreements with Timothy Looney regarding our Buyer Option. In consideration for such amendments, we issued a one-year unsecured subordinated promissory note to Mr. Looney in the principal amount of $400,000, bearing interest at a rate of 11% per annum. In January 2007, we negotiated an amendment to our earnout agreement with Mr. Looney that extended his earnout period to December 2009 and reduced the aggregate maximum earnout to $3.9 million in consideration for a subordinated secured term loan from an entity owned by Mr. Looney providing for advances up to $2.0 million, bearing 10% interest per annum, provided to Optex, which term loan matures on the earlier of February 2009 or sixty days after retirement of the our senior debt. At July 1, 2007, there was $2.0 million of debt outstanding under this subordinated secured term loan.
          Capital Lease Obligations. Our outstanding principal balance on our capital lease obligations of $103,600 at July 1, 2007 relate primarily to manufacturing and test equipment at our Costa Mesa, California operations and are included as part of current and non-current liabilities within our consolidated balance sheet.
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
          The following table summarizes our contractual obligations as of July 1, 2007.

	Payments Due by Period
Contractual Obligations	Total	1 year or less	2-3 years	4-5 years

Long-term debt	$19,420,000	$2,031,300	$17,388,700	$—
Capital leases	103,600	60,400	43,200	—
Operating leases	1,901,000	1,118,000	779,000	4,000
          We believe, but cannot guarantee, that our government-funded research and development contract business will improve in fiscal 2008, and will therefore generate increased liquidity through both improved gross operating margins and the recovery of indirect costs as permitted under our government contracts. This belief stems from our visibility into budgetary decisions of various government agencies and our present backlog. At July 1, 2007, our funded backlog was approximately $54.0 million, approximately $45.3 million of which related to Optex’s business. We expect that a substantial portion of our funded backlog at July 1, 2007 will result in revenue recognized in the fourth quarter of fiscal 2007 and fiscal 2008. In addition, our government research and development contracts typically include unfunded backlog, which is funded when the previously funded amounts have been expended. As of July 1, 2007, our total backlog, including unfunded portions, was approximately $60.0 million.
          Contracts with government agencies may be suspended or terminated by the government at any time, subject to certain conditions. Similar termination provisions are typically included in agreements with prime contractors. Since our inception, we have experienced such termination of our contracts on a few occasions, the latest of which was in 1999. We cannot assure you that we will be able to avoid suspensions or terminations in the future. Any such termination, if material, could cause a disruption of our revenue stream, adversely affect our liquidity and results of operations and could result in employee lay-offs.
          Based on the size and nature of our backlog at July 1, 2007, we also believe that our revenues from product sales will grow in the last quarter of fiscal 2007 and in fiscal 2008, largely due to an increase in Optex’s product sales. We further believe that these increased product sales are likely to contribute positively to operational cash flow. Since the earnout provision of the Optex acquisition will only be paid from a percentage of surplus cash flow from Optex’s operations after debt service, the occurrence of such earnout would reflect a positive contribution from Optex to our liquidity.
          We currently believe that our working capital and liquidity at July 1, 2007, as supplemented by a six-month $2.0 million term loan obtained in July 2007 (see Note 14), together with anticipated liquidity infusions, are adequate to support our existing operations for at least the next twelve months. We also believe that we may be able to retire or refinance the six-month term loan within that interval, although we cannot guarantee that outcome, particularly since we are not presently eligible to use Form S-3 for registration statements. If we are unable to retire this obligation in a timely manner, we will be subject to potential remedies from our lender that could materially impair our liquidity. There may be product sales growth opportunities in this interval that could place demands on our working capital that would require external infusion of working capital through equity or debt financings. We cannot guarantee that such financings would be available on a timely basis, or on acceptable terms, or at all.

          Stock-Based Compensation
          As discussed in Note 1 to our Condensed Notes to Consolidated Financial Statements included in Part I of this report, effective October 3, 2005 we adopted SFAS 123(R), which resulted in our recognition of stock-based compensation of $391,900 and $357,500 for the 39-week periods ended July 1, 2007 and July 2, 2006, respectively. That stock-based compensation was attributable to the following:

	39 Weeks Ended	39 Weeks Ended
	July 1, 2007	July 2, 2006
Cost of contract research and development revenue	$97,200	$185,600
General and administrative expense	294,700	171,900

	$391,900	$357,500

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
          We also will continue to account for equity instruments issued to persons other than our employees and directors (“non-employees”) in accordance with the provisions of SFAS 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. All transactions in which goods or services are the consideration received for equity instruments issued to non-employees are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of any such equity instrument is the earliest to occur of (i) the date on which the third-party performance is complete, (ii) the date on which it is probable that performance will occur, or (iii) if different, the date on which the compensation has been earned by the non-employee. During the 39 weeks ended July 1, 2007, we issued 50,000 shares of our common stock, valued at $102,500, to non-employees to pay legal expenses incurred in connection with our December 2006 debt refinancing, and a warrant to purchase 200,000 unregistered shares of our common stock, valued at $96,000, to a non-employee as partial consideration for investor relations services.
          We have historically issued stock options to employees and outside directors whose only condition for vesting were continued employment or service during the related vesting period. Typically, the vesting period has been up to four years for employee awards and immediate vesting for director awards, although awards have sometimes been granted with two year vesting periods. We have recently begun issuing nonvested stock grants to new employees. The typical restriction period for such grants is three years. We may impose other performance criteria for the vesting of options or nonvested stock granted in the future.
          For purposes of SFAS 123(R), we calculate stock option-based compensation by estimating the fair value of each option granted using the Black-Scholes option valuation model and various assumptions that are described in Note 1 to our Consolidated Financial Statements. Once the compensation cost of an option is determined, we recognize that cost on a straight-line basis over the requisite service period of the option, which is typically the vesting period for options granted by us. We calculate compensation expense of both vested and nonvested stock grants by determining the fair value of each such grant as of their respective dates of grant using our stock price at such dates with no discount. We recognize compensation expense on a straight-line basis over the requisite service period of a nonvested stock award.

          For the 13-week and 39-week periods ended July 1, 2007, stock-based compensation comprised compensation costs attributable to such period for those options that were not fully vested upon adoption of SFAS 123(R), compensation costs for options and non-vested stock grants that were awarded during the period, prorated from the date of award to July 1, 2007, adjusted for estimated forfeitures in accordance with SFAS 123(R) and compensation costs for vested stock grants made during the respective periods. An option to purchase 50,000 shares of our common stock was granted to an officer during the 13-week and 39-week periods ended July 1, 2007. During the 13-week and 39-week periods ended July 1, 2007, there were awards of 4,500 and 167,200 shares, respectively, of non-vested stock granted to employees and directors. During the 13-week and 39-week periods ended July 1, 2007, there were awards of 0 shares and 164,600 shares, respectively, of vested stock granted to employees and directors.
          The method we employ to calculate stock-based compensation is consistent with the method used to compute stock-based compensation under SFAS 123, except that under SFAS 123(R), we are required to estimate expected forfeitures, rather than adjusting for forfeitures when they occur as required under SFAS 123. We have estimated forfeitures to be 7%, which reduced stock-based compensation cost by $8,600 in the 39-week period ended July 1, 2007.
          At July 1, 2007, the total compensation costs related to non-vested option awards not yet recognized was $37,500. The weighted-average remaining vesting period of nonvested options at July 1, 2007 was 1.2 years.
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

          However, these steps did not fully remediate the above identified material weakness in our fiscal 2006 financial close process. We believe that we have at least partially remediated these material weaknesses through the additions to our financial staff discussed above and the implementation of additional controls. However, we have not yet had an opportunity to assess the effectiveness of these measures in the context of an annual audit. We believe that we will have to further strengthen our financial resources if we undertake the additional growth that we have stated that we seek or if we consummate further complex transactions. We cannot guarantee that our actions in the future will be sufficient to accommodate possible future growth or complex transactions that could create other material weaknesses.
          In addition to the material weakness discussed above, during the second, third and fourth quarters of fiscal 2006 and the first three quarters of fiscal 2007, the accounting and financial reporting and control structure of Optex was still in a transitional state from that of a family-owned business, with related party management and limited segregation of duties, to that required for a publicly reporting entity. The lack of segregation of duties often results in the same individual performing two or more of the following functions: Initiation and authorization of transactions; recording of transactions; and custody of financial assets. The lack of segregation of duties at Optex also prevented us from satisfying important control objectives, such as authorization, completeness and accuracy, and reconciliation of accounting transactions and information. In itself, this status can be deemed to constitute a material weakness that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result, during the second, third and fourth quarters of fiscal 2006 and the first 39 weeks of fiscal 2007, the combination of the transitional status of Optex with the limited internal resources of our corporate operation to separately monitor and control Optex’s operations constituted a material weakness in our internal controls that resulted in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The enhancement of our corporate accounting and financial management in the third and fourth quarters of fiscal 2006, and the retention of additional financial and management personnel for our Optex subsidiary did not fully remediate this latter material weakness by the financial close process of fiscal 2006 or the three quarters of fiscal 2007. During the fourth quarter of fiscal 2006, we began to employ various procedures to segregate certain financial operations at Optex and implemented a plan to integrate and formalize the accounting and close process of Optex with that of our corporate accounting and close processes at our Costa Mesa facility. However, these actions have not yet fully remediated the related material weaknesses at Optex. We cannot guarantee that future measures we may take will be sufficient to remediate the identified material weaknesses related to Optex or others that may be subsequently identified.
          In addition to the period-end close, segregation of duties and monitoring control material weaknesses discussed above, we had material weaknesses in fiscal 2006 related to the lack of: (1) reconciliations of significant accounts on a monthly or even quarterly basis; (2) sufficient activity-level controls, including proper approval and authorization, related to the existence and valuation assertions in the inventory purchasing cycle; (3) sufficient activity-level controls related to the recognition and cut-off of revenues at the Optex subsidiary; (4) sufficient activity-level and monitoring controls over the construction and transfer of capital assets to satisfy the existence and valuation assertions, and; (5) sufficient activity-level and monitoring controls to satisfy the completeness, valuation and presentation and disclosure assertions within the income tax cycle. We believe that we have at least partially remediated these material weaknesses through the additions to our financial staff discussed above and the implementation of additional controls. However, we have not yet had an opportunity to assess the effectiveness of these measures in the context of an annual audit. The absence of such controls constitute a material weakness in internal control that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
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
          We may not be able to retire the $2 million six-month term debt we obtained in July 2007 without new financing and thereby are at risk for triggering cross-defaults in our other debt obligations. It will be difficult to retire the $2 million term debt that we entered into in July 2007, which is due in January 2008, solely from internal cash flow. Failure to timely retire this obligation could result in a cross-default in our existing senior and subordinated debt. The $2 million six-month term loan and our other existing senior or subordinated debt are secured by substantially all of our assets. Because we are not currently eligible to use Form S-3 for registration statements, our ability to timely raise additional equity funds to retire this obligation through a private placement of our securities is likely to be impaired. Our ability to refinance this obligation from the lender is unknown. Since we have not elected to repay this obligation by August 15, 2007, the six-month term debt will automatically be increased by $100,000 pursuant to its terms and we must issue to the lender 300,000 shares of our common stock and a five-year warrant to purchase up to an aggregate of 500,000 shares of our common stock, which would result in dilution to our existing stockholders. Failure to timely repay this relatively near-term debt obligation would also expose us to a variety of remedies available to our lender, up to and including foreclosure on our assets.
          The December 2006 refinancings of our senior and subordinated debt have increased our aggregate debt, shortened the term of a portion of our senior debt and increased the dilutive effect of our convertible subordinated notes and related warrants, thereby increasing risks associated with the retirement of these obligations. The December 2006 refinancing of our senior debt increased the amount of that obligation from approximately $5.9 million to $8.25 million at a slightly higher interest rate, all of which is due and payable within two years, rather than a portion being due and payable within three years as was the case prior to the refinancing. Furthermore, the conversion price of our convertible subordinated notes and the exercise price of related warrants was reduced, pursuant to the notes’ and warrants’ price anti-dilution features, from $2.60 per share to $1.30 per share, which may impede our ability to raise additional capital to facilitate the retirement of our debt. Failure to satisfy our debt obligations would expose us to a variety of remedies available to our new lenders, up to and including foreclosure on our assets.

          Our stock price could decline because of the potentially dilutive effect of future financings, conversions of notes, effect of anti-dilution provisions or exercises of warrants and common stock options. During the past three fiscal years, we issued approximately 7.0 million shares of our common stock, largely to fund our operations, resulting in significant dilution to our existing stockholders. At October 1, 2006, there were approximately 10.6 million shares of our common stock issuable upon the exercise of warrants and options and upon the conversion of our subordinated secured convertible notes. At July 1, 2007, due to the refinancing of our debt, this aggregate dilutive potential was approximately 16.8 million shares. In addition, approximately 2.7 million shares were issued to exercise our Buyer Option to purchase the remaining 30% of Optex on December 29, 2006. In addition, since we have not elected to repay by August 15, 2007 a $2 million term loan obtained in July 2007, we must issue to the lender 300,000 shares of our common stock and a five-year warrant to purchase up to an aggregate of 500,000 shares of our common stock, which would result in dilution to our existing stockholders. Any additional equity or convertible debt financings in the future could result in further dilution to our stockholders. Existing stockholders also will suffer significant dilution in ownership interests and voting rights, and our stock price could decline, as a result of potential future application of price anti-dilution features of our subordinated convertible notes and the Pequot warrants, if not waived by the note holders.
          The December 2006 refinancings of our senior and subordinated debt have resulted in substantial cash and non-cash expenses, which may adversely affect the price of our common stock. The refinancing of our senior debt and convertible subordinated notes involved cash expenses in excess of $2.5 million, including a $1.25 million settlement fee paid to Pequot, and very substantial non-cash expenses because of the expense of new warrants and the redetermination of imputed interest associated with the subordinated convertible notes primarily resulting from those notes now containing a beneficial conversion feature. Significant cash expenses of the refinancing, including the $1.25 million settlement fee, were recorded as expenses in fiscal 2006, and the balance of the cash expenses and a substantial portion of the non-cash expenses were recorded as expenses in the first 39 weeks of fiscal 2007 and will continue to be recorded during the remaining term of the debt. The expense associated with the new warrants will be amortized over the term of the debt. These financial reporting impacts could cause the market price of our common stock to decline.
          Significant sales of our common stock in the public market will cause our stock price to fall. We have filed a registration statement in connection with the Initial Acquisition of Optex and the related financing, the recent refinancing of our debt, the Pequot settlement and the exercise of our Buyer Option, and we may file additional registration statements, covering shares of our common stock issued in connection with the foregoing or otherwise in the future that may be freely offered for resale. As of July 1, 2007, we had approximately 26.2 million shares of common stock outstanding, all but approximately 2.7 million of which were freely tradable, other than restrictions imposed upon our affiliates. The average trading volume of our shares in June 2007, however, was only approximately 29,900 shares per day. Accordingly, the freely tradable shares are significantly greater in number than the daily average trading volume of our shares. If the holders of the freely tradable shares were to sell a significant amount of our common stock in the public market, the market price of our common stock would likely decline. If we raise additional capital in the future through the sale of shares of our common stock to private investors, we may agree to register these shares for resale on a registration statement as we have done in the past. Upon registration, these additional shares would become freely tradable once sold in the public market, assuming the prospectus delivery and other requirements were met by the seller, and, if significant in amount, such sales could further adversely affect the market price of our common stock. The sale of a large number of shares of our common stock also might make it more difficult for us to sell equity or equity-related securities in the future at a time and at the prices that we deem appropriate.
          The nature of our government contract business is inherently subject to timing variances that pose difficulties in predicting and controlling short-term financial results and generating cash flow to service our debt, thereby increasing the risk that we may be subject to remedies available to our new lenders. The unanticipated delays that we experienced in receipts of new research and development contracts in fiscal 2006 resulted in our failure to comply with our bank debt covenants several times since the inception of our credit facility with our previous senior lender, Square 1 Bank, and resulted in cross-defaults under our subordinated secured convertible notes. We renegotiated the covenants of our senior bank debt on the first of these occurrences but, as a result of subsequent occurrences, were required to refinance our senior bank debt, including the incorporation of our revolving line-of-credit into our senior term loan, to new senior lenders in December 2006. Although the new senior lenders have waived the prior defaults and cross-defaults associated with our original senior and subordinated debt and, subject to our meeting our interest obligations under our new senior debt, have waived the new financial condition default covenants associated with our new senior debt, we cannot assure you that the variability in our contract business will allow us to satisfy the requirements of our new senior debt and avoid further defaults in the future. Failure to comply with the requirements of our senior debt exposes us to a variety of remedies available to our new senior lenders, including acceleration of the debt, which would place a significant strain on our financial resources or foreclosure on our assets and the assets of Optex. Our senior debt is secured by substantially all of our assets. As of July 1, 2007, we had term senior debt of approximately $8.25 million outstanding.
          As a result of the default under our prior senior bank debt and a resulting cross-default with Pequot, our subordinated convertible notes also were refinanced, initially in the aggregate amount of $10 million that was subsequently reduced to approximately $8.8 million through conversions, with our new senior lenders purchasing such notes from Pequot. The consolidation of our senior and subordinated debt with common lenders increases the risks that both obligations could be accelerated concurrently, resulting in a demand that we could not satisfy. Our subordinated convertible notes are also secured by substantially all of our assets and the assets of Optex.
          We expect that we may need to raise additional capital in the future; additional funds may not be available on terms that are acceptable to us, or at all. In addition to our significant net losses in recent periods, we have also historically experienced negative cash flows, from operations or other uses of cash. In fiscal 2004, we experienced negative cash flows from operations of approximately $4.2 million. Due largely to our capital expenditures, we experienced a net reduction of our cash during fiscal 2005 of approximately $754,500. In fiscal 2006, due largely to debt service related to the Initial Acquisition of Optex, we experienced a net reduction in cash of $726,800. In the first nine months of fiscal 2007, we had a modest increase in cash, largely due to financing activities, but used approximately $3.7 million of cash in operating activities. To offset the effect of negative net cash flows, we have historically funded a portion of our operations through multiple equity financings, and to a lesser extent through receivable financing. In December 2005, in order to finance the Initial Acquisition of Optex, we had obtained a $4.9 million senior secured term loan and borrowed $10.0 million of subordinated secured convertible notes. We had to raise $8.25 million in December 2006 to refinance the senior secured term loan and our $2 million revolving line of credit and to enhance our working capital. We may have to raise additional capital in the future to service or retire our debt, remedy debt defaults, replace lenders and to finance our future working capital needs. We cannot assure you that any additional capital will be available on a timely basis, on acceptable terms, or at all. Future financings may require stockholder approval, which may not be obtainable. Future equity financings may be difficult to obtain while we are ineligible to use Form S-3. If we are not able to obtain additional capital as may be required, our business, financial condition and results of operations could be materially and adversely affected.
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
          Our acquisition of Optex is subject to significant operational and financial risks and challenges that could adversely affect our financial condition and results of operations. In December 2005, we incurred a significant amount of debt in order to finance the Initial Acquisition of Optex. In December 2006, this debt had to be refinanced to cure defaults thereunder. Because Optex represents our first significant acquisition, we have no prior history of integrating acquired companies or businesses into our operations and we have not yet fully completed our integration of Optex, we cannot fully predict the ultimate impact of the acquisition of Optex on our business operations, financial condition and results of operations. Our acquisition of Optex is subject to many inherent risks, including:
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
          Our acquisition strategy may further strain our capital resources, result in additional integration and assimilation challenges, be further dilutive to existing stockholders, result in unanticipated accounting charges and expenses, or otherwise adversely affect our results of operations. An element of our business strategy involves expansion through the acquisitions of businesses, assets or technologies that allow us to expand our capabilities and market coverage and to complement our existing product offerings. Optex was our first acquisition under this strategy. Acquisitions may require significant upfront capital as well as capital infusions, and typically entail many risks, including unanticipated costs and expenditures, changing relationships with customers, suppliers and strategic partners, or contractual, intellectual property or employment issues. We have not engaged in an acquisition strategy prior to our acquisition of Optex, we have experienced difficulties in assimilating and integrating the operations, personnel, technologies, products and information systems of Optex and we may experience similar difficulties in assimilating any other companies or businesses we may acquire in the future. In addition, key personnel of an acquired company may decide not to work for us. The acquisition of another company or its products and technologies may also require us to enter into a geographic or business market in which we have little or no prior experience. These challenges could disrupt our ongoing business, distract our management and employees, harm our reputation and increase our expenses. These challenges are magnified as the size of the acquisition increases.
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
          We have historically generated substantial losses, which, if continued, could make it difficult to fund our operations or successfully execute our business plan, and could adversely affect our stock price. Since our inception, we have generated net losses in most of our fiscal periods. We experienced net losses of approximately $8.5 million for fiscal 2006, including the effect recorded in that period of the refinancing of our debt, $1.8 million for fiscal 2005 and approximately $4.2 million for fiscal 2004. We experienced a net loss of approximately $16.2 million in the first 39 weeks of fiscal 2007, including the effect of approximately $4.4 million of debt extinguishment expenses resulting from the December 2006 refinancing of our debt and approximately $3.4 million of imputed non-cash interest expense resulting from debt discounts recorded due to that refinancing. We anticipate that we will incur approximately $8.8 million of additional debt discount expenses in subsequent reporting periods while our refinanced debt is outstanding. We cannot assure you that we will be able to achieve or sustain profitability on a quarterly or annual basis in the future. In addition, because we have significant expenses that are fixed or difficult to change rapidly, we generally are unable to reduce expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. For example, we experienced some contract delays in fiscal 2004 and more significant contract delays in fiscal 2005 and fiscal 2006 that resulted in unanticipated additional operating expenses to keep personnel on staff while the contracts were pending with no corresponding revenues. In addition, our increased level of contract research and development revenue makes us more dependent on support from subcontractors to meet our operating plans and more susceptible to losses when such support is delayed. Such factors could cause us to continue to experience net losses in future periods, which will make it difficult to fund our operations and achieve our business plan, and could cause the market price of our common stock to decline.

          Our government-funded research and development business depends on a limited number of customers, and if any of these customers terminate or reduce their contracts with us, or if we cannot obtain additional government contracts in the future, our revenues will decline and our results of operations will be adversely affected. For fiscal 2006, approximately 14% of our total revenues were generated from research and development contracts with the Defense Advanced Research Projects Agency, or DARPA, approximately 12% of our total revenues were generated from research and development contracts with the U.S. Air Force and approximately 11% of our total revenues were generated from research and development contracts with the U.S. Army. For the first 39 weeks of fiscal 2007, approximately 22% of our total revenues were generated from research and development contracts with the U.S. Air Force, approximately 10% of our total revenues were generated from research and development contracts with SAIC, a government contractor, and approximately 10% of our total revenues were generated from research and development contracts with the U.S. Army. Although we ultimately plan to shift our focus to include the commercialization of our technology, we expect to continue to be dependent upon research and development contracts with federal agencies and their contractors for a substantial portion of our revenues for the foreseeable future. Our dependency on a few contract sources increases the risks of disruption in this area of our business or significant fluctuations in quarterly revenue, either of which could adversely affect our consolidated revenues and results of operations.
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
          Some of our government contracts are also subject to termination or renegotiation at the convenience of the government, which could result in a large decline in revenue in any given quarter. Although government contracts have provisions providing for the reimbursement of costs associated with termination, the termination of a material contract at a time when our funded backlog does not permit redeployment of our staff could result in reductions of employees. In 1999, we experienced the termination of one of our contracts, but this termination did not result in the non-recovery of costs or lay-off of employees. We have in the past chosen to incur excess overhead in order to retain trained employees during delays in contract funding. We also have had to reduce our staff from time-to-time because of fluctuations in our funded government contract base. In addition, the timing of payments from government contracts is also subject to significant fluctuation and potential delay, depending on the government agency involved. Any such delay could result in a temporary shortage in our working capital. Since a substantial majority of our total revenues in the last three fiscal years were derived directly or indirectly from government customers, these risks can significantly affect our business, results of operations and financial condition. These risks may become more pronounced as a result of our acquisition of Optex, which also largely relies on government contracts.

          If we are not able to commercialize our technology, we may not be able to increase our revenues or achieve or sustain profitability. Since commencing operations, we have developed technology, principally under government research contracts, for various defense-based applications. However, since our margins on government contracts are generally limited, and our revenues from such contracts are tied to government budget cycles and influenced by numerous political and economic factors beyond our control, and are subject to our ability to win additional contracts, our long-term prospects of realizing significant returns from our technology or achieving and maintaining profitability will likely also require penetration of commercial markets. In prior years, we have made significant investments to commercialize our technologies without significant success. These efforts included the purchase and later shut down of a manufacturing line co-located at an IBM facility, the formation of the Novalog, MSI, Silicon Film, RedHawk and iNetWorks subsidiaries and the development of various stacked-memory products intended for commercial markets in addition to military and aerospace applications. While these investments developed new revenue sources, they have not resulted in consolidated profitability to date, and a majority of our total revenues for fiscal 2004, fiscal 2005, fiscal 2006 and the first 39 weeks of fiscal 2007 were still generated from governmental customers. In fiscal 2005, we discontinued operations of our Novalog subsidiary due to the decline in the sales of its products and lack of availability of economic sources of supply for its products.
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
          If we fail to scale our operations appropriately in response to recent growth, the acquisition of Optex and changes in demand, we may be unable to meet competitive challenges or exploit potential market opportunities, and our business could be materially and adversely affected. We experienced a period of rapid growth in fiscal 2005 resulting in a 68% increase in our total revenues to $23.0 million in fiscal 2005 as compared to $13.7 million in fiscal 2004. Our total revenues in fiscal 2006 were $30.9 million, 34% higher than fiscal 2005, largely due to the acquisition of Optex. Our total revenues in the first 39 weeks of fiscal 2007 were $25.8 million, approximately 21% higher than the first 39 weeks of fiscal 2006, again largely due to the acquisition of Optex. Our past growth has placed, and any future growth in our historical business is expected to continue to place, a significant strain on our management personnel, infrastructure and resources. These strains are likely to become more pronounced as a result of our acquisition of Optex. To implement our current business and product plans, we will need to continue to expand, train, manage and motivate our workforce, and expand our operational and financial systems, as well as our manufacturing and service capabilities. All of these endeavors will require substantial management effort and additional capital. If we are unable to effectively manage the integration of Optex and our expanding operations, we may be unable to scale our business quickly enough to meet competitive challenges or exploit potential market opportunities, and our current or future business could be materially and adversely affected.
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
          Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price. Our fiscal 2005 and fiscal 2006 audits revealed material weaknesses in our internal controls over financial reporting related to the size of our accounting staff. We have attempted to address these material weaknesses by expanding our staff and reassigning responsibilities during fiscal 2006 and the first 39 weeks of fiscal 2007, but have not yet fully remediated this condition. The acquisition of Optex also created material weaknesses in our internal controls, both in terms of the infrastructure and control processes at Optex and in our corporate controls for oversight and management of Optex. We have begun changing that infrastructure and internal control processes at Optex to address those material weaknesses, but have also not yet fully remediated these conditions. In addition, our resource limitations have contributed to material weaknesses relating to our processes for periodic account reconciliations and various activity-level controls related to inventory, revenue recognition and capital assets. Our size and limited discretionary capital leave us subject to other potential material weaknesses in the future. We are in the process of documenting and testing our internal control processes in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments and a written report on the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing the assessments in management’s report. During the course of our testing, we may identify other significant deficiencies or material weaknesses, in addition to the ones previously identified, which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we will not be able to conclude that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could cause investors to lose confidence in our reported financial information, which could result in a decline in the market price of our common stock, and cause us to fail to meet our reporting obligations in the future.
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

          If we are not able to adequately protect or enforce our patent or other intellectual property rights, our ability to compete in our target markets could be materially and adversely affected. We believe that our success will depend, in part, on the strength of our existing patent protection and the additional patent protection that we may acquire in the future. As of July 1, 2007, we held 56 U.S. patents and 16 foreign patents and had other U.S. patent applications pending as well as various foreign patent applications. Four of these patents, covering early versions of our stacking technology, expire in less than one to two years, which may narrow our ability to pose barriers to entry from competitors if these early technologies become commercially significant. It is possible that any existing patents or future patents, if any, could be challenged, invalidated or circumvented, and any right granted under these patents may not provide us with meaningful protection from competition. Despite our precautions, it may be possible for a third party to copy or otherwise obtain and use our products, services or technology without authorization, to develop similar technology independently or to design around our patents. In addition, we treat technical data as confidential and generally rely on internal nondisclosure safeguards, including confidentiality agreements with employees, and on laws protecting trade secrets, to protect proprietary information. We cannot assure you that these measures will adequately protect the confidentiality of our proprietary information or that others will not independently develop products or technology that are equivalent or superior to ours.
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
          We do not have long-term employment agreements with most of our key personnel. If we are not able to retain our key personnel or Optex key personnel or attract additional key personnel as required, we may not be able to implement our business plan and our results of operations could be materially and adversely affected. We depend to a large extent on the abilities and continued participation of our executive officers and other key employees. The loss of any key employee could have a material adverse effect on our business. While we have adopted employee equity incentive plans designed to attract and retain key employees, our stock price has declined in recent periods, and we cannot guarantee that options or non-vested stock granted under our plans will be effective in retaining key employees. We do not presently maintain “key man” insurance on any key employees. We believe that, as our activities increase and change in character, additional, experienced personnel will be required to implement our business plan. Competition for such personnel is intense and we cannot assure you that they will be available when required, or that we will have the ability to attract and retain them. In addition, Optex does not presently have depth of staffing in its operational and financial management. Until additional key personnel can be successfully integrated with its operations, the timing or success of which we cannot currently predict, Optex’s results of operations and ultimate success will be vulnerable to losses of key personnel.
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
          Our common stock may be delisted by the Nasdaq Capital Market if our stock price declines further or if we cannot maintain Nasdaq’s listing requirements. In such case, the market for your shares may be limited, and it may be difficult for you to sell your shares at an acceptable price, if at all. Our common stock is currently listed on the Nasdaq Capital Market (formerly known as the Nasdaq SmallCap Market). Among other requirements, to maintain this listing, our common stock must continue to trade above $1.00 per share. In July 2001, our stock had failed to meet this criterion for over 30 consecutive trading days. As a result, in accordance with Marketplace Rule 4310(c)(8)(B), we were notified by Nasdaq that we had 90 calendar days or until October 2001 to regain compliance with this Rule by reestablishing a sales price of $1.00 per share or greater for ten consecutive trading days. To regain compliance, we sought and received approval from our stockholders to effect a 1-for-20 reverse split of our common stock that became effective in September 2001, resulting in re-compliance by the Nasdaq deadline. However, subsequent to the reverse split, our common stock has, at various times, traded close to or below the $1.00 per share minimum standard, and we cannot assure you that the sales price of our common stock will continue to meet Nasdaq’s minimum listing standards. At August 8, 2007, the closing sales price of our common stock as reported by the Nasdaq Capital Market was $1.56 per share.
          In addition to the price requirement, we must also meet at least one of the three following additional standards to maintain our Nasdaq listing: (1) maintenance of stockholders’ equity at $2.5 million or greater, (2) maintenance of our market capitalization in excess of $35 million as measured by market prices for trades executed on Nasdaq, or (3) net income from continuing operations of $500,000 in the latest fiscal year or two of the last three fiscal years. In July 2001, Nasdaq notified us that we were deficient with respect to all of these additional standards based on our financial statements as of July 1, 2001. In August 2001, Nasdaq advised us that, based on updated information, we had reestablished compliance with the $35 million market capitalization standard. However, the subsequent decline in the price of our common stock resulted in another deficiency notice from Nasdaq in August 2001. At that time, we did not comply with either the market capitalization standard or the stockholders’ equity standard. However, based solely on improvements in our stockholders’ equity resulting from the net gain of approximately $0.9 million realized from the discontinuance of operations of our Silicon Film subsidiary in September 2001, we were able to meet the minimum stockholders’ equity standard and reestablish compliance in November 2001.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          As previously disclosed in our Forms 8-K filed on May 1, 2007 and May 29, 2007, we issued the following unregistered shares of common stock during the 13 weeks ended July 1, 2007:
          We issued 200,000 shares of common stock to two accredited institutional investors upon such investors’ conversions on April 25, 2007 of $260,000 of principal under subordinated secured convertible notes.
          We issued a warrant on May 16, 2007 to purchase up to 200,000 shares of common stock at an exercise price of $1.50 per share that expires on May 15, 2009, to an accredited investor, a consulting firm providing investor relations services.
          We issued 150,000 shares of common stock to an accredited institutional investor upon such investor’s conversion on May 23, 2007 of $195,000 of principal under subordinated secured convertible notes.
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
Item 3. Defaults Upon Senior Securities
          We failed to obtain consent of our lenders to our issuance on May 16, 2007 of a warrant to purchase up to 200,000 shares of common stock (the “Consent Default”) and we also failed to register shares of our common stock issued or issuable to our lenders constitute technical defaults under certain agreements we entered into with our lenders in December 2006. However, we received waivers of such failures solely for purposes of accelerating or requiring repurchase of the obligations under any agreement or instrument between us and/or our subsidiaries and such lenders, triggering default interest under any such agreement or instrument (but only with respect to the Consent Default), exercising remedies with respect to collateral (including without limitation account collections, settlements, adjustments or compromises, returned inventory, and inspection, audit and appraisal) securing the obligations under any such agreement or instrument, claiming a cross-default under any such agreement or instrument, tolling any restriction periods in any such agreement or instrument, preventing the payment of interest in shares of our common stock under any such agreement or instrument (but only with respect to a Consent Default), or preventing our ability to repurchase stock from our former employees or directors under any such agreement or instrument. Notwithstanding the foregoing, we and our lenders have agreed that (i) such waiver of the failure to register the shares of our common stock issued or issuable to the lenders shall not constitute a waiver of any default interest or liquidated damages that may have accrued or will accrue with respect to such default; (ii) such waiver shall continue only so long as Tim Looney, TWL Group, L.P. or their affiliates do not attempt to accelerate or collect any obligations owed to them by the Company or Optex; and (iii) subject to the foregoing, the deadline to register any such shares shall be extended until October 19, 2007.

Item 4. Submission of Matters to a Vote of Security Holders
(a)	Our 2007 Annual Meeting of Stockholders was held on June 27, 2007.

(b)	At the 2007 Annual Meeting of Stockholders, the stockholders elected each of the following nine nominees as directors, to serve on our Board of Directors until the next Annual Meeting of Stockholders or until their successors are duly elected and qualified. The vote for each director was as follows:

		Votes
Nominee	Affirmative Votes	Withheld
Mel R. Brashears	23,344,218	487,401
John C. Carson	23,343,994	477,625
Marc Dumont	23,307,493	514,126
Thomas M. Kelly	23,306,049	515,570
Timothy Looney	23,345,910	475,709
Clifford Pike	23,308,598	513,021
Frank Ragano	23,311,220	510,399
Robert G. Richards	23,346,275	475,344
Chris Toffales	23,348,275	473,344
Item 5. Other Information
          None.

Item 6. Exhibits

10.65	Loan Agreement dated July 19, 2007 by and between the Company and Longview Fund, L.P. (1)

10.66	Secured Promissory Note dated July 19, 2007 issued by the Company and Longview Fund, L.P. (1)

10.67	Omnibus Security Interest Acknowledgement dated July 19, 2007 by and among the Company, its subsidiary Optex Systems, Inc., and Longview Fund, L.P. (1)

10.68	Unconditional Guaranty dated July 19, 2007 by and between the Company’s subsidiary Optex Systems, Inc. and Longview Fund, L.P. (1)

10.69	Consent and Waiver of Alpha Capital Anstalt dated July 19, 2007. (1)

10.70	Collateral Agent Agreement dated July 19, 2007 by and among, the Company, the Company’s subsidiary Optex Systems, Inc., Longview Fund, L.P., Alpha Capital Anstalt and S. Michael Rudolph. (1)

10.71	Alpha Capital and Longview Term Loan Interest Waiver Letter dated July 19, 2007. (1)

10.72	Alpha Capital and Longview Convertible Note Interest Waiver Letter dated July19, 2007. (1)

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(1)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on July 25, 2007.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Irvine Sensors Corporation (Registrant)
Date: August 15, 2007	By:	/s/ John J. Stuart, Jr.
John J. Stuart, Jr.
Chief Financial Officer (Principal Financial and Chief Accounting Officer)

Exhibit Index

10.65	Loan Agreement dated July 19, 2007 by and between the Company and Longview Fund, L.P. (1)

10.66	Secured Promissory Note dated July 19, 2007 issued by the Company and Longview Fund, L.P. (1)

10.67	Omnibus Security Interest Acknowledgement dated July 19, 2007 by and among the Company, its subsidiary Optex Systems, Inc., and Longview Fund, L.P. (1)

10.68	Unconditional Guaranty dated July 19, 2007 by and between the Company’s subsidiary Optex Systems, Inc. and Longview Fund, L.P. (1)

10.69	Consent and Waiver of Alpha Capital Anstalt dated July 19, 2007. (1)

10.70	Collateral Agent Agreement dated July 19, 2007 by and among, the Company, the Company’s subsidiary Optex Systems, Inc., Longview Fund, L.P., Alpha Capital Anstalt and S. Michael Rudolph. (1)

10.71	Alpha Capital and Longview Term Loan Interest Waiver Letter dated July 19, 2007. (1)

10.72	Alpha Capital and Longview Convertible Note Interest Waiver Letter dated July19, 2007. (1)

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(1)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on July 25, 2007.