Form 10-K
period 2007-09-30
IRVINE SENSORS CORP/DE/
filed 2008-01-15
CIK 357108

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The aggregate market value of the registrant’s common stock held beneficially by non-affiliates of the registrant on April 1, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $26.9 million, based on the closing sales price of the registrant’s common stock as reported by the Nasdaq Capital Market on that date. For the purposes of the foregoing calculation only, all of the registrant’s directors, executive officers and holders of ten percent or greater of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

As of January 7, 2008, there were 29,545,020 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Information required by Items 10 through 14 of Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference to portions of the registrant’s definitive proxy statement for the registrant’s 2008 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended September 30, 2007. Except with respect to the information specifically incorporated by reference in this Form 10-K, the registrant’s definitive proxy statement is not deemed to be filed as a part of this Form 10-K.

IRVINE SENSORS CORPORATION

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2007

Irvine Sensorstm, Neo-Chiptm, Neo-Stacktm, Novalogtm, Personal Miniature Thermal Viewertm, PMTVtm, RedHawktm and Silicon MicroRing Gyrotm are among the Company’s trademarks. Any other trademarks or trade names mentioned in this report are the property of their respective owners.

Explanatory Note

Restatement of Financial Information.  In this Annual Report on Form 10-K as of and for the year ended September 30, 2007 (the “2007 Form 10-K”), Irvine Sensors Corporation (the “Company” or “we”) restated our Consolidated Balance Sheet as of October 1, 2006 and our Consolidated Statements of Operations, Stockholders’ Equity and Cash Flows for each of the fiscal years ended October 1, 2006 and October 2, 2005 as a result of an error identified by management in connection with its review of the accounting for deferred compensation for certain employees under our Executive Salary Continuation Plan (“ESCP”). This restatement is more fully described in Note 3, “Restatement of Consolidated Financial Statements,” to Consolidated Financial Statements and in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” This 2007 Form 10-K also reflects the restatement in Item 6, “Selected Financial Data”, for the fiscal years ended October 1, 2006, October 2, 2005, October 3, 2004 and September 28, 2003. In addition, the Company is restating its unaudited quarterly financial information and financial statements for interim periods of fiscal 2006 and 2007.

Financial information included in the reports on Form 10-K, Form 10-Q and Form 8-K filed by the Company subsequent to fiscal 1995 and prior to December 31, 2007, and the related opinions of its independent registered public accounting firm, and all earnings press releases and similar communications issued by the Company during this period should not be relied upon and are superseded in their entirety by this 2007 Form 10-K.

The summary of the impact of the error in our accounting for the deferred compensation arrangements, based on the findings of the review, for the fiscal years ended 1996 through 2006 is as follows:

Fiscal	Net Loss Increase
Year	(Decrease)

1996	$1,198,800
1997	691,200
1998	(49,900)
1999	(51,200)
2000	(51,900)
2001	1,021,300
2002	1,028,100
2003	232,700
2004	243,400

Cumulative adjustment at October 3, 2004	4,262,500
2005	(12,900)
2006	(131,300)

Total	$4,118,300

Unless otherwise stated, the information in the remainder of this Form 10-K reflects this restatement of our financial results.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this report, the terms “Irvine Sensors,” “Company,” “we,” “us” and “our” refer to Irvine Sensors Corporation (“ISC”) and its subsidiaries.

This report contains forward-looking statements regarding Irvine Sensors which include, but are not limited to, statements concerning our projected revenues, expenses, gross profit and income, mix of revenue, demand for our products, the success of our acquisition and integration of Optex Systems, Inc. and its relative contribution to our results of operations, the need for additional capital, our ability to obtain and successfully perform additional new contract awards and the related funding and profitability of such awards, market acceptance of our products and technologies, the competitive nature of our business and markets, the success and timing of new product introductions and commercialization of our technologies, product qualification requirements of our customers, our significant accounting policies and estimates, and the outcome of expense audits. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “hopes”, “estimates,” “should,” “may,” “will,” “with a view to” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Such factors include, but are not limited to the following:

•	our ability to satisfy our new and refinanced debt instruments without default;

•	the availability of additional financing on acceptable terms in a timely manner;

•	our ability to successfully execute our business plan and control costs and expenses;

•	our ability to increase the revenues and profitability of Optex, successfully integrate its operations and fulfill its funded backlog;

•	our ability to obtain expected and timely procurements resulting from existing contracts;

•	our ability to secure and successfully perform additional research and development contracts;

•	governmental agendas, budget issues and constraints and funding delays;

•	our ability to maintain adequate internal controls and disclosure procedures, and achieve compliance with Section 404 of the Sarbanes-Oxley Act;

•	our ability to introduce new products, gain broad market acceptance for such products and ramp up manufacturing in a timely manner;

•	new products or technologies introduced by our competitors, many of whom are bigger and better financed than us;

•	the pace at which new markets develop;

•	our ability to establish strategic partnerships to develop our business;

•	our limited market capitalization;

•	general economic and political instability; and

•	those additional factors which are listed under the section “Risk Factors” in Item 1A of this report.

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

In December 2005, we completed the initial acquisition (the “Initial Acquisition”) of 70% of the outstanding capital stock of Optex Systems, Inc., a privately held manufacturer of telescopes, periscopes, lenses and other optical systems and instruments whose customers are primarily agencies of and prime contractors to the U.S. Government. In consideration for the Initial Acquisition, we made an initial cash payment to the sole shareholder of Optex, Timothy Looney, in the amount of $14.0 million and made an additional cash payment of $64,200 to Mr. Looney in July 2006 upon completion of the audit of Optex’s financial statements for the year ended December 31, 2005. As additional consideration, we were initially required to pay to Mr. Looney cash earnout payments in the aggregate amount up to $4.0 million based upon the net cash generated from the Optex business, after debt service, for the fiscal year ended October 1, 2006 (“fiscal 2006”) and the next two subsequent fiscal years. Mr. Looney was not entitled to any earnout payments for fiscal 2006 or for the fiscal year ended September 30, 2007 (“fiscal 2007”). In January 2007, we negotiated an amendment to our earnout agreement with Mr. Looney that extended his earnout period to December 2009 and reduced the aggregate maximum earnout by $100,000 to $3.9 million in consideration for a secured subordinated term loan providing for advances from an entity owned by Mr. Looney to Optex of up to $2 million. This term loan bears interest at 10% per annum and matures on the earlier of February 2009 or 60 days after repayment of our senior debt. As of September 30, 2007, this term loan was fully advanced to Optex.

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

Optex’s manufactures opto-mechanical and electro-optical products, which range from simple subassemblies to complex systems and are typically built pursuant to customer-supplied designs. Many of its products are sold pursuant to multi-year, fixed-price contracts, with pre-negotiated cost-inflation features, that are procured competitively by the military services or by prime contractors to the military services.

Optex had product sales of approximately $18.9 million in calendar year 2005. For the three quarters of fiscal 2006 subsequent to the Initial Acquisition, Optex had approximately $12.8 million in product sales. In fiscal 2007, Optex had approximately $15.4 million of product sales. In recent years, Optex’s product sales from sales to prime contractors has increased. The decline in Optex’s annualized sales in fiscal 2007 reflects working capital limitations and related adverse supply chain effects; however, backlog at Optex currently remains strong. As of September 30, 2007, Optex’s funded backlog was approximately $46.3 million, more than a majority of which is anticipated to be filled during fiscal 2008.

We financed the Initial Acquisition of Optex by a combination of $4.9 million of senior secured debt from Square 1 Bank under a term loan and $10.0 million of senior subordinated secured convertible notes from two private equity funds, which are sometimes referred to in this report collectively as “Pequot.” In December 2006, both of these obligations were refinanced with two new senior lenders. These transactions resulted in approximately $4.4 million of non-recurring debt extinguishment expenses, which were largely non-cash, and approximately $12.4 million of future additional interest expense resulting from debt discounts and issuance costs. In November 2007, we restructured these obligations, as well as a short-term $2.1 million debt obligation to our senior lenders, to extend the maturity date of all of such obligations, including the related interest, to December 30, 2009 in consideration for a restructuring fee of approximately $1.1 million, which fee is also payable December 30, 2009.

Except for fiscal years 1999 through 2001 when we generated significant commercial product sales of wireless infrared transceivers through a subsidiary, and prior to our acquisition of Optex, we historically derived a substantial majority of our total revenues from government-funded research and development rather than from product sales. Optex has also historically derived most of its revenues from product sales to government agencies or prime contractors. Accordingly, we anticipate that a substantial majority of our total revenues will continue to be derived from government-funded sources in the immediately foreseeable future. Prior to the fiscal year ended October 2, 2005 (“fiscal 2005”), with a few exceptions, our government-funded research and development contracts were largely early-stage in nature and relatively modest in size. As a result, our revenues from this source were not significantly affected by changes in the U.S. defense budget. In fiscal 2005, we received several contract awards that we believe may have the potential eventually to lead to government production contracts, which we believe could be both larger and more profitable than government funded research and development contracts. As a result, our contract research and development revenues improved to a substantial degree in fiscal 2005. Our contract research and development revenues for fiscal 2006 and fiscal 2007 did not reach the levels achieved in fiscal 2005 primarily due to procurement delays in contracts that were eventually received later than expected. However, the contribution to our contract research and development revenue from contract awards that we believe have the potential to lead to government production contracts continued at an increased level in fiscal 2006 and fiscal 2007 from that achieved in years prior to fiscal 2005. Our current marketing efforts are focused on government programs that we believe have the potential to substantially sustain this focus on opportunities with the possibility of transition to government production contracts. Because of this focus and our acquisition of Optex, our future revenues may become more dependent upon U.S. defense budgets, funding approvals and political agendas for the foreseeable future. We are also attempting to increase our revenues from product sales by introducing new products with commercial applications, in particular, miniaturized cameras and stacked computer memory chips. We are currently transitioning to a new generation of such products, with a view to increasing our product sales, but we cannot assure you that we will be able to complete development, successfully launch or profitably manufacture and sell any such products on a timely basis, if at all. We generally use contract manufacturers to produce these products, and all of our other current operations, except those of Optex, occur at a single, leased facility in Costa Mesa, California. Optex manufactures its products at its leased facility in Richardson, Texas.

We have a history of unprofitable operations due in part to discretionary investments that we have made to commercialize our technologies and to maintain our technical staff and corporate infrastructure at levels that we believed were required for future growth. These investments have yet to produce profitable operating results. With respect to our investments in staff and infrastructure, the advanced technical and multi-disciplinary content of our proprietary technologies places a premium on a stable and well-trained work force. As a result, we generally maintain the size of our work force even when anticipated government contracts are delayed, a circumstance that has occurred with some frequency in the past and that has resulted in under-utilization of our labor force for revenue generation from time to time. Delays in receipt of research and development contracts are unpredictable, but we believe such delays represent a recurring characteristic of our research and development contract business. We anticipate that the impact on our business of future delays can be mitigated by the achievement of greater contract backlog and are seeking growth in our research and development contract revenue to that end. We are also seeking to expand the contribution to our total revenues from product sales, which have not historically experienced the same types of delays that can occur in research and development contracts. We have not yet demonstrated the level of sustained research and development contract revenue or product sales that we believe is required to achieve profitable operations. Our ability to recover our investments through the cost-reimbursement features of our government contracts is constrained due to both regulatory and competitive pricing considerations.

To offset the adverse working capital effect of our net losses, we have historically financed our operations through issuance of various equity instruments. To finance the acquisition of Optex, we also incurred material long-term debt, a substantial portion of which is convertible into our common stock. In the last five fiscal years, we issued approximately 19.8 million shares of our common stock, an increase of approximately 282% over the approximately 7.0 million shares of our common stock outstanding at the beginning of that period, and a substantial dilution of stockholder interests. Of these issuances, approximately 1.2 million shares were as a result of partial conversion of our debt incurred for the acquisition of the initial 70% of Optex and approximately 2.7 million shares were to acquire the remaining 30% of Optex. At September 30, 2007, our fully diluted common stock position was approximately 43.8 million shares. At September 30, 2007, we had approximately $21.2 million of debt, exclusive of debt discounts.

In the past, we maintained separate operating business units, including our subsidiaries that were separately managed, with independent product development, marketing and distribution capabilities. However, during the fiscal year ended September 28, 2003 (“fiscal 2003”), we reorganized our operations to consolidate our administrative, marketing and engineering resources and to reduce expenses. In the fiscal year ended October 3, 2004 (“fiscal 2004”), fiscal 2005 and fiscal 2006, none of our previous historical subsidiaries accounted for more than 10% of our total revenues. However, Optex accounted for approximately 42% of our total revenues in fiscal 2006, even though it contributed to our total revenues for only three fiscal quarters, and accounted for approximately 43% of our total revenues in fiscal 2007. Optex is expected to continue to account for a substantial portion of our total revenues in subsequent reporting periods. None of our subsidiaries except Optex accounted for more than 10% of our total assets at September 30, 2007 or have separate employees or facilities. We currently report our operating results and financial condition in two operating segments, our research and development business and our product business. In fiscal 2005, we discontinued the operations of our Novalog subsidiary. We have restated all financial statements and schedules of the Company to give effect to this discontinuation and report Novalog as a discontinued operation. (See Note 12 of Notes to Consolidated Financial Statements).

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

ISC Subsidiaries

We historically sought to commercialize some of our technologies by creating independently managed subsidiaries that could pursue their own financing strategies separately from ISC, including Novalog, Inc. (“Novalog”), which developed and sold serial infrared communication chips and modules: MicroSensors, Inc. (“MSI”), which developed miniaturized inertial sensors and an application specific integrated circuit (“ASIC”) for readout of sensors; RedHawk Vision, Inc. (“RedHawk”), which developed and sold proprietary software for extracting still photographs from video sources; and iNetWorks Corporation (“iNetWorks”), which developed proprietary technology related to internet routing. All of these historical subsidiaries still exist as separate legal entities, but none of them presently have separate operations due to a reorganization in fiscal 2003. We manage and are still seeking licensing relationships and third-party strategic partners to further the potential commercial exploitation of some of the technologies developed by our historical subsidiaries. However, because of the difficulty of securing economic sources of supply for our wireless infrared products, we discontinued operations of our Novalog subsidiary in the latter part of fiscal 2005. The financial statements included in this report reflect the reclassification of Novalog as a discontinued operation for both the current and prior fiscal years. Our Optex subsidiary is a separate legal entity.

As of September 30, 2007, our ownership of the issued and outstanding capital stock of Novalog, MSI, RedHawk, iNetWorks and Optex was approximately 96%, 98%, 81%, 95% and 100%, respectively. John C. Carson, our Chief Executive Officer and a Director, also serves as Chief Executive Officer of all of our subsidiaries except iNetWorks and Optex. Mel Brashears, who is our Chairman of the Board, is the Chief Executive Officer of iNetWorks (as an independent consultant). Optex does not currently have a Chief Executive Officer. Peter Kenefick, a Vice President of the Company, serves as Optex’s General Manager. John Stuart, our Chief Financial Officer,

serves as the Chief Financial Officer of each of our subsidiaries. Mr. Carson and Mr. Stuart serve as Directors of each of our subsidiaries.

Novalog, MSI, RedHawk and iNetWorks all have substantial intercompany debts payable to ISC. At September 30, 2007, the amount of these intercompany obligations were approximately $3.3 million, $11.0 million, $1.6 million and $2.4 million for Novalog, MSI, RedHawk and iNetWorks, respectively. The obligations are not interest bearing and contain no conversion rights. ISC could elect to cancel some of the indebtedness from Novalog as consideration to exercise outstanding warrants to purchase up to 3.0 million shares of Novalog’s common stock at the exercise price of $1.00 per share and to cancel some of the indebtedness from MSI as consideration to exercise outstanding warrants to purchase up to 4.0 million shares of MSI’s common stock at the exercise price of $1.00 per share. Given the discontinuation of Novalog’s operations and the licensing-only nature of MSI’s current operations, we do not presently consider either of these permissible warrant exercises to be likely in the foreseeable future.

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

We have introduced a number of stacked-chip products that are primarily oriented toward the needs of potential commercial customers who are seeking to emulate the performance of advanced monolithic memory chip packages through the stacking of two or more prior generation packages. We believe this approach can offer economic advantages because of the high costs of advanced monolithic chip packages during early phases of the monolithic product lifetime. These types of stacked chip-package products are also available from competitors, but we believe that our chip-package stacking technology has advantages in terms of board space utilized and performance over that of competitors. Since our introduction of such products, we have achieved limited market penetration, primarily for non-commercial applications, although we have qualified and sold such products for commercial applications as well. We believe that the demand for stacked chips in industry-standard Thin Small Outline Packages (“TSOPs”), in which lead frames are used to attach chip packages to circuit boards, is mature, at best, and may be in decline. In fiscal 2006, we announced the qualification of a process for converting TSOPs and Ball Grid Array (“BGA”) chips into stacks with BGA solder ball connections for board mounting, which we believe can address emerging demand for stacked chip assemblies using more space-efficient attachment technology. We believe that an industry transition from TSOPs to BGAs may broaden our prospects for commercial market penetration, although we cannot guarantee that outcome.

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

Miniaturized Infrared Cameras.  Several of our research and development contracts have involved the miniaturization of imaging devices, particularly those using infrared detectors that create images by sensing the heat emitted by objects being viewed. We believe such technology is directly applicable to applications requiring vision at night or in smoke-filled environments. Our initial product development using this technology has focused on low-power, rugged infrared cameras for military, security and surveillance applications. The combination of our miniaturization capabilities with the advanced electronic packaging available using our chip stacking has led to the development of virtually “instant-on” infrared cameras and thermal imagers and a related Personal Miniature Thermal Viewertm or PMTVtm that we believe has overcome limitations of competitive approaches. We have shipped such products to several customers for use in military applications. We also intend to market products utilizing this core technology in potential commercial applications such as thermal viewers for firefighters.

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

Microchips and Sensors.  Through our MSI subsidiary, we introduced ASIC readout chips for manufacturers of micromachined products who require low noise electronic readout circuitry. We have shipped engineering samples, qualification volumes and small production volumes of such chips to various customers through ISC. MSI also developed a proprietary inertial sensor, the Silicon MicroRing Gyrotm, which is intended to provide an inexpensive means to measure rotational motion for a wide variety of potential applications. In September 1999, a United States patent, assigned to MSI, was granted covering the design of the Silicon MicroRing Gyro. We expect that the commercial exploitation, if any, of the Silicon MicroRing Gyro will be paced by product design-in lead times of customers, principally OEMs. Similarly, MSI has also developed a proprietary 3-axis silicon accelerometer that is also dependent on OEM schedule considerations. We have granted a perpetual license to MSI’s gyro and accelerometer technology to a third party, with exclusivity subject to minimum royalty obligations, for further development targeted for automotive and certain aerospace applications. While this license has not generated any royalties to date, the licensee has advised us that one or more automotive OEMs are developing products incorporating MSI’s technologies; however, we cannot guarantee that any such products will be introduced or that they will achieve broad market acceptance. MSI is not actively pursuing further development of this technology on its own. Accordingly, we are currently unable to project when, or if, we might receive material revenues from the license of our gyro and accelerometer technologies.

Software.  We formed our RedHawk subsidiary to exploit our proprietary software technology for extracting quality still photographs from any video source. We achieved limited sales of a software product based on this technology that was favorably reviewed by professional users, but did not achieve broad market acceptance. We no longer offer this product. We have sought, but have not secured, strategic relationships to exploit this software technology and cannot assure you that any endeavors in this behalf will be successful in the future. To date, RedHawk has not generated any significant revenues.

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

Potential Product Applications

Embedded Systems.  In fiscal 1998, we commenced exploration of a technology to stack chips of different functionality and dimensions within the same chip stack, in effect creating a complete, miniaturized electronic system that can be embedded in a higher-level product. We refer to this technology as NeoStack.tm In fiscal 1999, a U.S. patent was granted on our NeoStack technology. We initially demonstrated our NeoStack technology to support a government program to develop a wearable computer. We are presently developing potential commercial applications of this technology under other government contracts. We believe, but cannot assure, that our NeoStack approach will offer advantages in terms of compactness and power consumption to developers of a wide variety of embedded computer and control systems. However, we have not yet developed this technology to the point at which we can make forecasts of potential revenue, if any, resulting from our licensing to or application by OEMs.

Active Imaging Systems.  Many of the potential government applications for which we have received developmental funding over the years have involved advanced techniques for acquiring and interpreting images. In fiscal 2002, an industry team that we formed and led, and one other industry team, won an open competition to design an advanced imaging system based on the integration of laser pulse returns to allow the extraction of images of objects concealed by foliage. The prototype units built under this contract were successfully demonstrated in fiscal 2003. In fiscal 2004 and fiscal 2005, we received additional development contract funding for other uses of this technology. In fiscal 2006, we successfully developed and delivered a space-based active imaging system that has been deployed and, in fiscal 2007, received a contract to develop another such system. We have received additional contract awards for related projects that may help us to further explore active imaging product applications.

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

Cognitive Systems.  We have received a number of contracts from government agencies regarding the development of cognitive systems employing artificial neural networks and applications thereof. Neural networks contain large numbers of processing nodes that continuously interact with each other, similar to the way that the neurons of a human brain interact to process sensory stimuli. Neural networks are the subject of scientific inquiry because pattern recognition and learning tasks, which humans perform well, and computers perform poorly, appear to be dependent on such processing. Neither conventional computers nor advanced parallel processors currently have the interconnectivity needed to emulate neural network processing techniques. We received approximately $9.8 million cumulatively of government research and development contracts in fiscal 2006 and 2007 intended to advance the maturity of the technologies required for cognitive sensors employing neural networks. We are presently pursuing additional government research and development contracts to provide demonstration products to various branches of the Department of Defense incorporating this technology. We believe our chip stacking technologies could provide a way to achieve the very high levels of interconnectivity necessary to construct an efficient artificial neural network. While the full embodiment of our neural network technology is expected to be years away, if at all, we intend to continue to pursue research and development in this area in order to broaden the potential product application of the technology.

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

Manufacturing

Our Costa Mesa operation primarily uses contract manufacturers to fabricate and assemble our stacked chip, microchip and sensor products. At our current limited levels of sales of these products, we typically use single contract manufacturing sources for such products and, as a result, we are vulnerable to disruptions in supply. However, for these single sourced products, we use semiconductor fabrication and related manufacturing sources that we believe are widely available. We currently manufacture our thermal camera and software products ourselves, given their relatively low volumes. We have started to expand our manufacturing capacity for such products. Our manufacturing activities for thermal camera products primarily consist of assembly, calibration and test. We use contract manufacturers for production of our visible camera products, except for final testing, which we perform ourselves. Our various thermal and visible camera products presently rely on a limited number of suppliers of imaging chips that are adequate for the quality and performance requirements of our products, which makes us vulnerable to potential disruptions in supply.

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

We have also developed an advanced process of ultra-high density stacking in which we first embed more than one bare chip or supporting electronics component in an adhesive layer, thereby creating what we refer to as a Neo-Chip.tm We then use manufacturing processes similar to our original bare chip stacking technology to stack these Neo-Chips, resulting in a Neo-Stack.

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

Backlog

Funded backlog includes amounts under contracts that have been awarded to us and for which we have authority to bill for work under such contracts. At November 25, 2007, our consolidated funded backlog was approximately $51.5 million compared to approximately $43.2 million at November 26, 2006. Approximately $45.7 million of the funded backlog at November 25, 2007 was related to Optex’s product orders. We expect that more than a majority of our funded backlog at November 25, 2007 will result in revenue recognized in the fiscal year ending September 28, 2008 (“fiscal 2008”). In addition, we have unfunded backlog on contracts that we have won, but that have not yet been fully funded, in which funding increments are expected to be received when the previously funded amounts have been expended. We are also continuing to negotiate for additional research contracts and commercial product sales. Many of these proposals for additional research contracts are submitted under the Small Business Innovation Research, or SBIR, provisions of all government agencies that conduct funded research and development. In the past, we have submitted approximately 50 or more Phase 1 SBIR proposals in any given fiscal year, and between approximately five and ten of those proposals have historically led to initial contract awards generally valued between $50,000 to $100,000 each. Of those Phase 1 contracts, approximately half of them have historically resulted in follow-on Phase 2 awards, usually valued between $500,000 to $1.0 million each. In fiscal 2005, fiscal 2006 and fiscal 2007, we generated approximately $4.9 million, $3.9 million and $4.1 million, respectively, of funded contract revenue from these proposals. Although our reliance on SBIR contracts as a revenue source has declined somewhat as our contracts procured through other channels have increased, we continue to view SBIR contracts as an important source of both revenues and technology improvement. However, we cannot guarantee you that future SBIR contracts will be awarded, or if awarded, will match or exceed our historical experience or that such contract awards will be profitable or lead to other projects. We may not be successful in securing any additional SBIR contract awards in the future. Failure to continue to obtain these SBIR awards and other funded research and development contracts in a timely manner, or at all, could materially and adversely affect our business, financial condition and results of operations.

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

We believe that our development of miniaturized infrared cameras and related thermal viewers may offer us prospects for penetration of new product markets in the future. To that end, in fiscal 2004, we announced initial availability of such products and started to devote more marketing emphasis to U.S. government agencies that are end-users of such products. We completed further development of such products under government contract in fiscal 2005. We increased our marketing of such products in fiscal 2006, resulting in initial production orders received late in that fiscal year and additional orders in fiscal 2007. We expect to continue this increased marketing emphasis on such products in fiscal 2008.

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

In fiscal 2007, direct contracts with various military services and branches of the U.S. government accounted for approximately 47% of our total revenues and second-tier government contracts with prime government contractors accounted for approximately 45% of our total revenues. The remaining approximately 8% of our total revenues was derived from non-government sources. During fiscal 2007, revenues derived from the U.S. Army, the U.S. Air Force and General Dynamics, a government contractor, accounted for approximately 25%, 21% and 10% of our total revenues, respectively. Loss of any of these customers would have a material adverse impact on our business, financial condition and results of operations. No other customer accounted for more than 10% of our total revenues for fiscal 2007.

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

We believe that our major competitors for miniaturized infrared camera products are FLIR Systems, Inc., Indigo Operations and Insight Technology, Inc. We believe that our current miniaturized infrared camera product has some size, weight and power advantages over comparable products of these competitors, but both of these competitors have greater financial, labor and capital resources than us, and accordingly, we may not be able to compete successfully in this market.

Since the products sold by Optex are largely of a “build-to-print” nature, there are a number of companies that could potentially be its competitors. We believe that Optex’s principal existing competitors are Miller-Hollzwarth, Seiler Instruments and Selectron. We believe that the principal competitive factors relating to Optex’s business are price and delivery reliability, both areas in which we believe Optex has achieved a strong reputation.

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

Our consolidated research and development expenses for fiscal 2005, fiscal 2006 and fiscal 2007 were approximately $829,500, $353,700 million and $1.1 million, respectively. These expenditures were in addition to the cost of revenues associated with our customer-sponsored research and development activities. The greater spending level of our own funds on research and development in fiscal 2005 and fiscal 2007, as opposed to fiscal

2006, was partly due to our deployment of under-utilized direct personnel to such activities during periods when government contracts were delayed.

We have historically funded our research and development activities primarily through contracts with the federal government and with funds from our public and private stock offerings.

Patents, Trademarks and Licenses

We primarily protect our proprietary technology by seeking to obtain, where practical, patents on the inventions made by our employees. As of September 30, 2007, 74 currently effective U.S. and foreign patents have been issued and other U.S. patent applications are pending. Foreign patent applications corresponding to several of the U.S. patents and patent applications are also pending. Five of the U.S. patents, covering early versions of our stacking technology, expire in less than two years. We do not believe that these expirations will have a material effect on our current business and results of operations. The balance of our stacking patents, including those covering the stacking technologies that are the basis of our current products and product development, have durations ranging from over two to over 17 years. We also have patents on a variety of collateral technologies that we developed to support, facilitate or utilize our stacking technologies. Those patents have durations ranging from less than one year to over 17 years. The patent covering certain circuit technology embodied in our wireless infrared products has a remaining duration of slightly less than seven years. We cannot assure you that any additional patents will be issued in the U.S. or elsewhere. Moreover, the issuance of a patent does not carry any assurance of successful application, commercial success or adequate protection. We cannot assure you that our existing patents or any other patent that may issue in the future will be upheld if we seek enforcement of our patent rights against an infringer or that we will have sufficient resources to prosecute our rights. We also cannot assure you that our patents will provide meaningful protection from competition. In addition, if others were to assert that we are using technology covered by patents held by them, we would evaluate the necessity and desirability of seeking a license from the patent holder. We cannot assure you that we are not infringing on other patents or that we could obtain a license if we were so infringing.

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

Certification Standard

In October 2004, our business and quality management systems were certified to be compliant with the International Organization for Standardization ISO 9001:2000 Standard. In November 2006 and again in May 2007, audits of our Costa Mesa operations reaffirmed our certification to this standard.

Employees

As of December 3, 2007, at our Costa Mesa, California facilities we had 92 full time employees and five consultants. Of the full time employees, 72 were engaged in engineering, production and technical support and 20 were engaged in sales, marketing and administration. As of December 3, 2007, at our Richardson, Texas facility we had 78 full time employees and 24 temporary full time employees subject to 90 day probationary employment prior to potential hire. None of our employees are represented by a labor union, and we have experienced no work stoppages due to labor problems. We consider our employee relations to be good.

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

Our Independent Public Auditing Firm has issued a “Going Concern” opinion, which raises doubts about our ability to continue as a viable entity.  Our independent auditor has expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to further implement our business plan, raise additional capital and fulfill our backlog. Absent firm commitments for additional financing, these conditions raise substantial doubt about our ability to continue as a going concern.

We expect that we will need to raise additional capital in the future; additional funds may not be available on terms that are acceptable to us, or at all.  In addition to our significant net losses in recent periods, we have also historically experienced negative cash flows, from operations or other uses of cash. Due largely to our capital expenditures, we experienced a net reduction of our cash during fiscal 2005 of approximately $754,500. In fiscal 2006, due largely to debt service related to the Initial Acquisition of Optex, we experienced a net reduction in cash of $726,800. In fiscal 2007, we had a modest increase in cash, largely due to financing activities, but used approximately $4.4 million of cash in operating activities. To offset the effect of negative net cash flows, we have historically funded a portion of our operations through multiple equity financings, and to a lesser extent through receivable financing. In December 2005, in order to finance the Initial Acquisition of Optex, we obtained a $4.9 million senior secured term loan and borrowed $10.0 million of subordinated secured convertible notes. We had to raise $8.25 million in December 2006 to refinance the senior secured term loan and our $2 million revolving line of credit and to enhance our working capital. We entered into a short-term promissory note, with a present principal value of $2.1 million, with one of our senior lenders in July 2007 to further enhance our liquidity and were subsequently able to extend it to long-term status in November 2007, along with restructuring our other debt, but at a cost of an increase of an additional $1.1 in our aggregate debt. We anticipate we will have to raise additional capital in the future to service or retire our debt, remedy debt defaults, replace lenders and to finance our future working capital needs. We cannot assure you that any additional capital will be available on a timely basis, on acceptable terms, or at all. Future financings may require stockholder approval, which may not be obtainable. Future equity financings may be difficult to obtain while we are ineligible to use Form S-3 and while the ability to register resales is subject to consent of our senior lenders. If we are not able to obtain additional capital as may be required, our business, financial condition and results of operations could be materially and adversely affected.

We anticipate that our capital requirements will depend on many factors, including:

•	our ability to repay our existing debt;

•	our ability to fulfill funded backlog at Optex;

•	our ability to procure additional production contracts and government research and development contracts;

•	our ability to control costs;

•	our ability to commercialize our technologies and achieve broad market acceptance for such technologies;

•	the timing of payments and reimbursements from government and other contracts;

•	research and development funding requirements;

•	increased sales and marketing expenses;

•	technological advancements and competitors’ response to our products;

•	capital improvements to new and existing facilities;

•	the impact of our acquisition of Optex and any additional acquisitions that we may complete;

•	our relationships with customers and suppliers; and

•	general economic conditions including the effects of future economic slowdowns, a slump in the semiconductor market, acts of war or terrorism and the current international conflicts.

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

Our common stock may be delisted by the Nasdaq Capital Market if we cannot maintain Nasdaq’s listing requirements.  In such case, the market for your shares may be limited, and it may be difficult for you to sell your shares at an acceptable price, if at all. Our common stock is currently listed on the Nasdaq Capital Market (formerly known as the Nasdaq SmallCap Market). Among other requirements, to maintain this listing, our common stock must continue to trade above $1.00 per share. In December 2007, our stock had failed to meet this criterion for over 30 consecutive trading days. As a result, in accordance with Marketplace Rule 4310(c)(8)(B), we were notified by Nasdaq that we had 180 calendar days or until June 3, 2008 to regain compliance with this Rule by reestablishing a sales price of $1.00 per share or greater for ten consecutive trading days. In July 2001, our stock had also failed to meet this criterion for over 30 consecutive trading days. Our common stock has, at various times, traded close to or below the $1.00 per share minimum standard, and we cannot assure you that we will be able to regain compliance again or that the sales price of our common stock will continue to meet Nasdaq’s minimum listing standards.

In addition to the price requirement, we must also meet at least one of the three following additional standards to maintain our Nasdaq listing: (1) maintenance of stockholders’ equity at $2.5 million or greater, (2) maintenance of our market capitalization in excess of $35 million as measured by market prices for trades executed on Nasdaq, or (3) net income from continuing operations of $500,000 in the latest fiscal year or two of the last three fiscal years. In July 2001, Nasdaq notified us that we were deficient with respect to all of these additional standards based on our financial statements as of July 1, 2001. In August 2001, Nasdaq advised us that, based on updated information, we had reestablished compliance with the $35 million market capitalization standard. However, the subsequent decline in the price of our common stock resulted in another deficiency notice from Nasdaq in August 2001, for which compliance was subsequently reestablished.

In January 2007, we received a Nasdaq Staff Determination notifying us that we failed to comply with Nasdaq Marketplace Rule 4310(c)(14) as a result of our failure to timely file our Form 10-K for the fiscal year ended October 1, 2006. As a result of such late filing and the receipt of such Nasdaq Staff Determination, our Series 1 and Series 2 Notes, our term loan with our new senior lenders, our $400,000 unsecured subordinated promissory note with Mr. Looney and Optex’s $2 million secured subordinated note with Mr. Looney became in default. We received waivers that cured these defaults, and we filed our Form 10-K on January 31, 2007. If we are untimely in filing our Exchange Act reports in the future and receive additional Nasdaq Staff Determinations, we may experience additional defaults in the future under our outstanding debt instruments. After we filed our Form 10-K on January 31, 2007, Nasdaq notified us that we had regained compliance with Nasdaq Marketplace Rule 4310(c)(14), but we were notified by Nasdaq in December 2007 that we no longer comply with Nasdaq Marketplace Rule 4310(c)(4), and we cannot assure you that we will be able to regain or maintain our compliance with Nasdaq’s requirements in the future. The effect of the restatement of our fiscal 2006 balance sheet retrospectively caused our stockholders’ equity to be below the Nasdaq listing requirement of stockholders’ equity of $2.5 million or greater at October 1, 2006 when our market capitalization was also less than $35 million. (See Note 3 of Notes to Consolidated Financial Statements). This condition was cured by our December 2006 debt refinancing prior to the filing of our fiscal 2006 Form 10-K in January 2007. Nonetheless, the cumulative effect of our restatement has substantially narrowed our margin for compliance with Nasdaq stockholders’ equity listing requirements in the future. If we fail to meet Nasdaq listing requirements, our common stock could be delisted, which would eliminate the primary market for your shares of common stock and would result in additional defaults under our outstanding debt instruments. As a result, you may not be able to sell your shares at an acceptable price, if at all. In addition, such delisting may make it more difficult or expensive for us to raise additional capital in the future.

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

The December 2006 refinancings and November 2007 restructuring of our senior and subordinated debt increased our aggregate debt and increased the dilutive effect of our convertible subordinated notes and related warrants, thereby increasing risks associated with the retirement of these obligations.  The December 2006 refinancing of our senior debt increased the amount of that obligation from approximately $5.9 million to $8.25 million at a slightly higher interest rate, all of which is due and payable in December 2009, pursuant to a November 2007 restructuring of this debt. The November 2007 restructuring of our debt also increased our total debt by approximately $1.1 million for a restructuring fee and contingently increased our debt by an additional approximate $1.1 million if we fail to retire our obligations to our senior lenders by December 2009. Furthermore, the conversion price of our convertible subordinated notes and the exercise price of related warrants was reduced in the December 2006 refinancing, pursuant to the notes’ and warrants’ price anti-dilution features, from $2.60 per share to $1.30 per share, which may impede our ability to raise additional capital to facilitate the retirement of our debt. Failure to satisfy our debt obligations would expose us to a variety of remedies available to our lenders, up to and including foreclosure on our assets.

Our stock price could decline because of the potentially dilutive effect of future financings, conversions of notes, effect of anti-dilution provisions or exercises of warrants and common stock options.  During the past three fiscal years, we issued approximately 9.0 million shares of our common stock, largely to fund our operations and to acquire the remaining 30% interest in Optex, resulting in significant dilution to our existing stockholders. At October 1, 2006, there were approximately 10.6 million shares of our common stock issuable upon the exercise of warrants and options and upon the conversion of our subordinated secured convertible notes. At September 30, 2007, due to the refinancing of our debt, this aggregate dilutive potential was approximately 17.0 million shares. Any additional equity or convertible debt financings in the future could result in further dilution to our stockholders. Existing stockholders also will suffer significant dilution in ownership interests and voting rights, and our stock price could decline, as a result of potential future application of price anti-dilution features of our subordinated convertible notes and the Pequot warrants, if not waived by the note holders and warrant holders.

The December 2006 refinancings of our senior and subordinated debt have resulted in substantial cash and non-cash expenses, which may adversely affect the price of our common stock.  The refinancing of our senior debt and convertible subordinated notes involved cash expenses in excess of $2.5 million, including a $1.25 million settlement fee paid to Pequot, and very substantial non-cash expenses because of the expense of new warrants and the redetermination of imputed interest associated with the subordinated convertible notes primarily resulting from those notes now containing a beneficial conversion feature. Significant cash expenses of the refinancing, including the $1.25 million settlement fee, were recorded as expenses in fiscal 2006, and the balance of the cash expenses and a substantial portion of the non-cash expenses were recorded as expenses in fiscal 2007 and will continue to be recorded during the remaining term of the debt. The expense associated with the new warrants will be amortized over the term of the debt. These financial reporting impacts could cause the market price of our common stock to decline.

Significant sales of our common stock in the public market will cause our stock price to fall.  As of September 30, 2007, we had approximately 26.8 million shares of common stock outstanding, all but approximately 2.7 million of which were freely tradable, other than restrictions imposed upon our affiliates. In addition, approximately 17.0 million shares of our common stock were issuable pursuant to outstanding options, warrants and convertible notes. The average trading volume of our shares in September 2007, however, was only approximately 25,900 shares per day. Accordingly, the freely tradable shares and those shares that are potentially issuable are significantly greater in number than the daily average trading volume of our shares. If the holders of the freely tradable shares were to sell a significant amount of our common stock in the public market, the market price of our common stock would likely decline. If we raise additional capital in the future through the sale of shares of our common stock to private investors, we may, subject to existing restrictions lapsing or being waived, agree to register these shares for resale on a registration statement as we have done in the past. Upon registration, these additional shares would become freely tradable once sold in the public market, assuming the prospectus delivery and other requirements were met by the sellers, and, if significant in amount, such sales could further adversely affect the market price of our common stock. The sale of a large number of shares of our common stock also might make it more difficult for us to sell equity or equity-related securities in the future at a time and at the prices that we deem appropriate.

The consolidation of our debt may have increased the likelihood that our debt could be accelerated.  The unanticipated delays that we experienced in receipts of new research and development contracts in fiscal 2006 resulted in our failure to comply with our bank debt covenants several times since the inception of our credit facility with our previous senior lender, Square 1 Bank, and resulted in cross-defaults under our subordinated secured convertible notes. We renegotiated the covenants of our senior bank debt on the first of these occurrences but, as a result of subsequent occurrences, were required to refinance our senior bank debt, including the incorporation of our revolving line-of-credit into our senior term loan, to new senior lenders in December 2006. Although the new senior lenders have waived the prior defaults and cross-defaults associated with our original senior and subordinated debt, have waived the new financial condition default covenants associated with our new senior debt and have deferred our obligation to pay principal and interest until December 2009, we cannot assure you that the variability in our contract business and the margins in our product business will allow us to retire our debt obligations in a timely manner. Failure to comply with the requirements of our senior debt exposes us to a variety of remedies available to our senior lenders, including acceleration of the debt, which would place a significant strain on our financial resources or foreclosure on our assets and the assets of Optex. Our senior debt is secured by substantially all of our assets and the assets of Optex. As of September 30, 2007, we had term senior debt of approximately $8.25 million outstanding.

As a result of the default under our prior senior bank debt and a resulting cross-default with Pequot, our subordinated convertible notes, initially in the aggregate amount of $10 million that has been subsequently reduced to approximately $8.4 million through conversions, also were refinanced when our senior lenders purchased such notes from Pequot. In addition, we entered into a short-term promissory note, with a present principal value of $2.1 million, with one of our senior lenders in July 2007, which was subsequently extended to a maturity date of December 2009 through the issuance of $1.1 million of additional debt to our senior lenders in November 2007. The consolidation of our senior and subordinated debt, July 2007 promissory note and our November 2007 promissory notes with common lenders increases the risks that all obligations could be accelerated concurrently, resulting in a demand that we could not satisfy. Our subordinated convertible notes, $2.1 million and $1.1 million promissory notes are also secured by substantially all of our assets and the assets of Optex.

We recently received notices from Mr. Looney claiming that we are in default under our $400,000 one-year unsecured subordinated promissory note with Mr. Looney for the alleged nonpayment of principal and interest and that Optex is in default under its $2 million secured subordinated note with TWL Group, LP, an entity owned by Mr. Looney, for the alleged nonpayment of principal and interest. While we believe Mr. Looney currently is prohibited under a subordination agreement from demanding payment or taking any other action under the $400,000 note due to the existence of a technical default under our senior debt, such circumstances could change, requiring us to pay the scheduled principal and interest that would otherwise be due under the $400,000 note. In addition, TWL Group alleges that the maturity date of Optex’s $2 million note was November 29, 2007 and that principal and interest was due on that date. While we do not agree with TWL Group’s allegations and believe that the maturity date of the $2 million note currently is February 27, 2009, there can be no assurance that TWL Group’s allegations will not be successful. While we believe TWL Group currently would be prohibited under a subordination agreement from demanding payment or taking any other action under the $2 million note due to the existence of a technical default under our senior debt, such circumstances could change, requiring Optex to pay the scheduled principal and interest that would otherwise be due under the $2 million note if Mr. Looney’s allegations were successful. If circumstances change, requiring us and Optex to repay the scheduled principal and interest under the $400,000 note and the $2 million note, it would place a significant strain on our financial resources, may require us to raise additional funds and may make it difficult to obtain additional financing. If we are unable at such time to repay the scheduled principal and interest under the notes, it could expose us to a variety of remedies available to our senior lenders, including acceleration of the senior debt or foreclosure on our assets and the assets of Optex, and, subject to the subordination agreements, may expose us to any remedies that may be available to Mr. Looney and TWL Group, including acceleration of their notes or TWL Group’s foreclosure on the assets of Optex.

Our acquisition of Optex is subject to significant operational and financial risks and challenges that could adversely affect our financial condition and results of operations.  In December 2005, we incurred a significant amount of debt in order to finance the Initial Acquisition of Optex. In December 2006, this debt had to be refinanced to cure defaults thereunder. Because Optex represents our first significant acquisition, we have no prior history of integrating acquired companies or businesses into our operations and we have not yet fully completed our integration of Optex, we cannot fully predict the ultimate impact of the acquisition of Optex on our business operations, financial condition and results of operations. Our acquisition of Optex is subject to many inherent risks, including:

•	the history of Optex as a privately-held company and our ability to make the necessary investments to integrate the Optex operations and maintain acceptable internal controls;

•	our ability to successfully integrate the operational and cultural differences between our historical base of funded contract research and development, and Optex’s base of long-term product manufacturing;

•	our ability to satisfy the debt service and other requirements of our refinanced and new debt instruments;

•	our ability to recruit a new management team for Optex;

•	our ability to successfully bridge the geographic separation between the Optex operations in Richardson, Texas and our historical base of operations in Costa Mesa, California;

•	the significant dilutive effect of the additional shares of our common stock issuable pursuant to the convertible debt and warrants issued in the financing of the acquisition of Optex and the warrants issued in the refinancing of such debt;

•	the customer and market concentration of Optex’s business;

•	our ability to fulfill funded backlog at Optex;

•	our ability to achieve the expected synergies from the acquisition of Optex; and

•	general economic and political conditions that could affect Optex’s business.

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

We have historically generated substantial losses, which, if continued, could make it difficult to fund our operations or successfully execute our business plan, and could adversely affect our stock price.  Since our inception, we have generated net losses in most of our fiscal periods. We experienced a net loss of approximately $22.1 million for fiscal 2007, including the effect of approximately $4.4 million of debt extinguishment expenses resulting from the December 2006 refinancing of our debt and approximately $5.0 million of imputed non-cash interest expense resulting from debt discounts recorded in the fiscal year due to that refinancing and our July 2007 promissory note financing. We experienced net losses of approximately $8.4 million for fiscal 2006, including the effect recorded in that fiscal year of our December 2006 debt refinancing, and $1.8 million for fiscal 2005. We anticipate that we will incur approximately $7.4 million of additional debt discount expenses in subsequent reporting periods while our refinanced debt is outstanding. We cannot assure you that we will be able to achieve or sustain profitability on a quarterly or annual basis in the future. In addition, because we have significant expenses that are fixed or difficult to change rapidly, we generally are unable to reduce expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. For example, we experienced some significant contract delays in fiscal 2005 and fiscal 2006 that resulted in unanticipated additional operating expenses to keep personnel on staff while the contracts were pending with no corresponding revenues. In addition, our present level of contract research and development revenue makes us dependent on support from subcontractors to meet our operating plans and susceptible to losses when such support is delayed. Such factors could cause us to continue to experience net losses in future periods, which will make it difficult to fund our operations and achieve our business plan, and could cause the market price of our common stock to decline.

Our government-funded research and development business depends on a limited number of customers, and if any of these customers terminate or reduce their contracts with us, or if we cannot obtain additional government contracts in the future, our revenues will decline and our results of operations will be adversely affected.  For fiscal 2006, approximately 14% of our total revenues were generated from research and development contracts with the Defense Advanced Research Projects Agency, or DARPA, approximately 12% of our total revenues were generated from research and development contracts with the U.S. Air Force and approximately 11% of our total revenues were generated from research and development contracts with the U.S. Army. For fiscal 2007, approximately 21% of our total revenues were generated from research and development contracts with the U.S. Air Force, approximately 9% of our total revenues were generated from research and development contracts with SAIC, a government contractor, and approximately 9% of our total revenues were generated from research and development contracts with the U.S. Army. Although we ultimately plan to shift our focus to include the commercialization of our technology, we expect to continue to be dependent upon research and development contracts with federal agencies and their contractors for a substantial portion of our revenues for the foreseeable future. Our dependency on a few contract sources increases the risks of disruption in this area of our business or significant fluctuations in quarterly revenue, either of which could adversely affect our consolidated revenues and results of operations.

Because both our historical operations and those of Optex currently depend on government contracts and subcontracts, we face additional risks related to contracting with the federal government, including federal budget issues and fixed price contracts.  General political and economic conditions, which cannot be accurately predicted, directly and indirectly may affect the quantity and allocation of expenditures by federal agencies. Even the timing of incremental funding commitments to existing, but partially funded, contracts can be affected by these factors. Therefore, cutbacks or re-allocations in the federal budget could have a material adverse impact on our results of operations as long as research and development contracts remain an important element of our business. Obtaining government contracts may also involve long purchase and payment cycles, competitive bidding, qualification requirements, delays or changes in funding, budgetary constraints, political agendas, extensive specification development and price negotiations and milestone requirements. Each government agency also maintains its own rules and regulations with which we must comply and which can vary significantly among agencies. Governmental agencies also often retain some portion of fees payable upon completion of a project and collection of these fees may be delayed for several months or even years, in some instances. In addition, an increasing number of our government contracts are fixed price contracts, which may prevent us from recovering costs incurred in excess of its budgeted costs. Fixed price contracts require us to estimate the total project cost based on preliminary projections of the project’s requirements. The financial viability of any given project depends in large part on our ability to estimate such costs accurately and complete the project on a timely basis. While we have historically not experienced material aggregate cost overruns on our fixed price contracts in our research and development business, we have recorded approximately $1.4 million of provision for contract losses in fiscal 2007 for Optex’s production contracts, and our exposure to the risks of such overruns have increased in our products business due to the fact that Optex’s contracts are solely of a fixed-price nature. Some of those contracts are for products that are new to Optex and are thus subject to more potential for unanticipated impacts to manufacturing costs. In the event our actual costs exceed the fixed contractual cost of either our research and development contracts or our product contracts, we will not be able to recover the excess costs.

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

If we are not able to commercialize our technology, we may not be able to increase our revenues or achieve or sustain profitability.  Since commencing operations, we have developed technology, principally under government research contracts, for various defense-based applications. However, since our margins on government contracts are generally limited, and our revenues from such contracts are tied to government budget cycles and influenced by numerous political and economic factors beyond our control, and are subject to our ability to win additional contracts, our long-term prospects of realizing significant returns from our technology or achieving and maintaining profitability will likely also require penetration of commercial markets. In prior years, we have made significant investments to commercialize our technologies without significant success. These efforts included the purchase and later shut down of a manufacturing line co-located at an IBM facility, the formation of the Novalog, MSI, Silicon Film, RedHawk and iNetWorks subsidiaries and the development of various stacked-memory products intended for commercial markets in addition to military and aerospace applications. While these investments developed new revenue sources, they have not resulted in consolidated profitability to date, and a majority of our total revenues for fiscal 2005, fiscal 2006 and fiscal 2007 were still generated from governmental customers. In fiscal 2005, we discontinued operations of our Novalog subsidiary due to the decline in the sales of its products and lack of availability of economic sources of supply for its products.

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

If we fail to scale our operations appropriately in response to recent growth, the acquisition of Optex and changes in demand, we may be unable to meet competitive challenges or exploit potential market opportunities, and our business could be materially and adversely affected.  We experienced a period of rapid growth in fiscal 2005 resulting in a 68% increase in our total revenues to $23.0 million in fiscal 2005 as compared to $13.7 million in fiscal 2004. Our total revenues in fiscal 2006 were $30.9 million, 34% higher than fiscal 2005, largely due to the acquisition of Optex. Our total revenues in the fiscal 2007 were $35.8 million, approximately 16% higher than fiscal 2006, again largely due to the acquisition of Optex. Our past growth has placed, and any future growth in our historical business is expected to continue to place, a significant strain on our management personnel, infrastructure and resources. These strains are likely to become more pronounced as a result of our acquisition of Optex. To implement our current business and product plans, we will need to continue to expand, train, manage and motivate our workforce, and expand our operational and financial systems, as well as our manufacturing and service capabilities. All of these endeavors will require substantial management effort and additional capital. If we are unable to effectively manage the integration of Optex and our expanding operations, we may be unable to scale our business quickly enough to meet competitive challenges or exploit potential market opportunities, and our current or future business could be materially and adversely affected.

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

In addition, the manufacture of our products is a highly complex and technologically demanding process and we are dependent upon our contract manufacturers to minimize the likelihood of reduced manufacturing yields or quality issues. We currently do not have any long-term supply contracts with any of our manufacturers and do not have the capability or capacity to manufacture our products in-house in large quantities. If we are unable to secure sufficient capacity with our existing manufacturers, implement manufacturing of some of our new products at Optex or scale our internal capabilities, our revenues, cost of revenues and results of operations would be negatively impacted.

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

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.  Our fiscal 2005, fiscal 2006 and fiscal 2007 audits revealed material weaknesses in our internal controls over financial reporting, including the failure of such controls to identify the need to record a post employment obligation for our ESCP, which resulted in a restatement of our financial statements. We believe these types of material weaknesses relate primarily to the size and depth of our accounting staff. We have attempted to address these material weaknesses by expanding our staff and reassigning responsibilities during fiscal 2006 and fiscal 2007, but have not yet fully remediated this condition. The acquisition of Optex also created material weaknesses in our internal controls, both in terms of the infrastructure and control processes at Optex and in our corporate controls for oversight and management of Optex. We have begun changing that infrastructure and internal control processes at Optex to address those material weaknesses, but have also not yet fully remediated these conditions. Our size and limited discretionary capital leave us subject to other potential material weaknesses in the future. We are in the process of documenting and testing our internal control processes in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments and a written report on the effectiveness of our internal controls over financial reporting and, commencing in our fiscal 2009, a report by our independent auditors on the effectiveness of our internal controls. During the course of our testing, we may identify other significant deficiencies or material weaknesses, in addition to the ones previously identified, which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we will not be able to conclude that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could cause investors to lose confidence in our reported financial information, which could result in a decline in the market price of our common stock, and cause us to fail to meet our reporting obligations in the future.

The acquisition of Optex is expected to materially complicate the timely achievement of effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act, which could have a material adverse effect on our business and stock price.  The geographic separation of Optex from our historical base of operations, and Optex’s prior organization as a family-owned and operated, privately held company, has required the establishment of additional internal controls to meet the disclosure requirements of a publicly reporting company. The transition to such controls as of September 30, 2007 has not yet been fully completed and tested and, as such, has been presently deemed to be a material weakness in our internal financial controls. The implementation and testing of such additional internal controls will consume both time and financial resources, increasing our risks of timely compliance with Section 404 of the Sarbanes-Oxley Act. As a result of the acquisition of Optex, achieving compliance with Section 404 of the Sarbanes-Oxley Act will be substantially more complicated and costly, and we cannot assure you that such compliance will be achieved in a timely manner, or at all.

Our stock price has been subject to significant volatility.  You may not be able to sell your shares of common stock at or above the price you paid for them. The trading price of our common stock has been subject to wide fluctuations in the past. Since January 2000, our common stock has traded at prices as low as $0.67 per share and as high as $375.00 per share (after giving effect to the 1-for-20 reverse stock split effected in September 2001). The current market price of our common stock may not increase in the future. As such, you may not be able to resell your shares of common stock at or above the price you paid for them. The market price of the common stock could continue to fluctuate or decline in the future in response to various factors, including, but not limited to:

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

If we are not able to adequately protect or enforce our patent or other intellectual property rights, our ability to compete in our target markets could be materially and adversely affected.  We believe that our success will depend, in part, on the strength of our existing patent protection and the additional patent protection that we may acquire in the future. As of September 30, 2007, we held 58 U.S. patents and 16 foreign patents and had other U.S. patent applications pending as well as various foreign patent applications. Five of these patents, covering early versions of our stacking technology, expire in less than two years, which may narrow our ability to pose barriers to entry from competitors if these early technologies become commercially significant. It is possible that any existing patents or future patents, if any, could be challenged, invalidated or circumvented, and any right granted under these patents may not provide us with meaningful protection from competition. Despite our precautions, it may be possible for a third party to copy or otherwise obtain and use our products, services or technology without authorization, to develop similar technology independently or to design around our patents. In addition, we treat technical data as confidential and generally rely on internal nondisclosure safeguards, including confidentiality agreements with employees, and on laws protecting trade secrets, to protect proprietary information. We cannot assure you that these measures will adequately protect the confidentiality of our proprietary information or that others will not independently develop products or technology that are equivalent or superior to ours.

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

We do not have long-term employment agreements with our key personnel. If we are not able to retain our key personnel or attract additional key personnel as required, we may not be able to implement our business plan and our results of operations could be materially and adversely affected.  We depend to a large extent on the abilities and continued participation of our executive officers and other key employees. The loss of any key employee could have a material adverse effect on our business. While we have adopted employee equity incentive plans designed to attract and retain key employees, our stock price has declined in recent periods, and we cannot guarantee that options or non-vested stock granted under our plans will be effective in retaining key employees. We do not presently maintain “key man” insurance on any key employees. We believe that, as our activities increase and change in character, additional, experienced personnel will be required to implement our business plan. Competition for such personnel is intense and we cannot assure you that they will be available when required, or that we will have the ability to attract and retain them. In addition, Optex does not presently have depth of staffing in its executive, operational and financial management. Until additional key personnel can be successfully integrated with its operations, the timing or success of which we cannot currently predict, Optex’s results of operations and ultimate success will be vulnerable to difficulties in recruiting a new executive management team and losses of key personnel.

We may be subject to additional risks.  The risks and uncertainties described above are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also adversely affect our business operations.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We currently occupy leased facilities in Costa Mesa, California for our operations and those of our subsidiaries, except for Optex. The Costa Mesa facilities include approximately 42,500 square feet in two separate, but adjacent buildings for which we hold leases that terminate in September 2008. Our present monthly rent for this space is approximately $63,400 per month. Optex occupies approximately 48,800 square feet of leased facilities in Richardson, Texas in two separate, but adjacent buildings. The monthly rent for the Optex space is approximately $27,700 per month under leases that terminate in November 2009 and February 2010.

Our Costa Mesa facilities include laboratories containing clean rooms for operations requiring a working environment with reduced atmospheric particles. We believe that our facilities are adequate for our operations for fiscal 2008.

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

The following table sets forth the range of high and low sales prices of our common stock for the periods indicated, as reported by Nasdaq Capital Market (previously known as the Nasdaq SmallCap Market) under the trading symbol IRSN. These prices represent prices among dealers, do not include retail markups, markdowns or commissions, and may not represent actual transactions:

	High	Low

Fiscal Year Ending September 28, 2008:
First Quarter	$1.17	$0.67
Fiscal Year Ended September 30, 2007:
First Quarter	$3.30	$1.06
Second Quarter	2.13	1.26
Third Quarter	1.84	1.28
Fourth Quarter	1.68	1.04
Fiscal Year Ended October 1, 2006:
First Quarter	$2.88	$1.99
Second Quarter	3.33	2.21
Third Quarter	2.84	1.84
Fourth Quarter	2.10	1.23

Stock Performance Graph

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
AMONG IRVINE SENSORS CORP.,
NASDAQ MARKET INDEX AND SIC CODE INDEX

ASSUMES $100 INVESTED ON SEPT. 30, 2002
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING SEPT. 30, 2007

Notwithstanding anything to the contrary set forth in any of the Company’s previous or future filings made under the Securities Act or the Exchange Act, that might incorporate by reference this annual report or future filings made by the Company under those statutes, the preceding Stock Performance Graph, and the information relating to it, is not “soliciting material” and is not deemed filed with the Securities and Exchange Commission and shall not be deemed incorporated by reference into any of those such prior filings or into any future filings made by the Company under those statutes.

On December 28, 2007, the last sales price for our common stock as reported by the Nasdaq Capital Market was $0.80.

On December 28, 2007, there were approximately 731 stockholders of record based on information provided by our transfer agent.

We have never declared or paid cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

As previously disclosed in our Form 8-K filed on August 17, 2007, we issued the following unregistered shares of common stock during the 13 weeks ended September 30, 2007:

We issued 250,000 shares of common stock to an accredited institutional investor upon such investor’s conversion on August 7, 2007 of $325,000 of principal under subordinated secured convertible notes.

On August 15, 2007, because we did not exercise our right to prepay that certain secured promissory note dated July 19, 2007, in accordance with the terms of such promissory note, we issued to the lender, an accredited institutional investor, 300,000 shares of common stock (which shares were in lieu of a $400,000 cash continuation fee for continuing the term of this promissory note beyond August 15, 2007) and a five-year warrant to purchase 500,000 shares of common stock at an exercise price equal to $1.46 per share.

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

The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this report. The consolidated statement of operations data for the fiscal years ended September 30, 2007, October 1, 2006, and October 2, 2005, and the consolidated balance sheet data at September 30, 2007 and October 1, 2006 have been derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statement of operations data for the fiscal years ended October 3, 2004 and September 28, 2003, and the consolidated balance sheet data at October 2, 2005, October 3, 2004 and September 28, 2003 have been derived from our restated consolidated financial statements not included in this report. The historical results are not necessarily indicative of results to be expected in any future period.

	Fiscal Year Ended
	September 30,	October 1,	October 2,	October 3,	September 28,
	2007	2006	2005	2004	2003
		As Restated(2)	As Restated(2)	As Restated(2)	As Restated (2)

Consolidated Statement of Operations Data:
Total revenues	$35,784,600	$30,825,700	$23,049,000	$13,686,700	$11,665,300
Loss from operations	(10,817,800)	(5,553,000)	(1,468,800)	(4,145,500)	(5,878,000)
Loss from continuing operations	(22,131,100)	(8,350,700)	(1,606,300)	(4,260,700)	(6,408,600)
Loss from discontinued operations	—	—	(177,300)	(149,600)	(169,200)
Net loss	(22,131,100)	(8,350,700)	(1,783,600)	(4,410,300)	(6,577,800)
Basic and diluted net loss per common share	$(0.91)	$(0.43)	$(0.10)	$(0.28)	$(0.85)
Weighted average number of common shares outstanding	24,363,700	19,595,800	18,392,500	15,799,200	8,958,200
Shares used in computing basic and diluted net loss per common share(1)	24,363,700	19,595,800	18,392,500	15,799,200	8,958,200

(1)	Net loss per common share includes, where applicable, cumulative and imputed dividends on preferred stock.

(2)	See the “Explanatory Note” immediately preceding Part I, Item 1, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-K.

Consolidated Statement of Operations Adjustments:

	Fiscal Year Ended
	October 1, 2006			October 2, 2005
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated

Total revenues	$30,825,700	$—	$30,825,700	$23,049,000	$—	$23,049,000
Loss from operations	(5,684,300)	131,300	(5,553,000)	(1,481,700)	12,900	(1,468,800)
Loss from continuing operations	(8,482,000)	131,300	(8,350,700)	(1,619,200)	12,900	(1,606,300)
Loss from discontinued operations	—	—	—	(177,300)	—	(177,300)
Net loss	(8,482,000)	131,300	(8,350,700)	(1,796,500)	12,900	(1,783,600)
Basic and diluted net loss per common share	$(0.43)	$—	$(0.43)	$(0.10)	$—	$(0.10)

	Fiscal Year Ended
	October 3, 2004			September 28, 2003
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated

Total revenues	$13,686,700	$—	$13,686,700	$11,665,300	$—	$11,665,300
Loss from operations	(3,902,100)	(243,400)	(4,145,500)	(5,645,300)	(232,700)	(5,878,000)
Loss from continuing operations	(4,017,300)	(243,400)	(4,260,700)	(6,175,900)	(232,700)	(6,408,600)
Loss from discontinued operations	(149,600)	—	(149,600)	(169,200)	—	(169,200)
Net loss	(4,166,900)	(243,400)	(4,410,300)	(6,345,100)	(232,700)	(6,577,800)
Basic and diluted net loss per common share	$(0.26)	$(0.02)	$(0.28)	$(0.82)	$(0.03)	$(0.85)

	Fiscal Year
	September 30,	October 1,	October 2,	October 3,	September 28,
	2007	2006	2005	2004	2003
		As Restated(1)	As Restated(1)	As Restated(1)	As Restated (1)

Consolidated Balance Sheet Data:
Current assets	$13,471,400	$13,492,200	$5,756,400	$5,478,800	$3,243,200
Current liabilities	11,672,300	10,166,000	3,252,800	2,515,900	3,692,800
Working capital (deficit)	1,799,100	3,326,200	2,503,600	2,962,900	(449,600)
Total assets	34,430,400	31,495,800	11,653,200	11,243,000	8,455,600
Long-term debt	14,155,500	15,079,500	81,000	156,700	34,700
Stockholders’ equity	4,477,300	211,600	3,844,600	4,073,700	465,700

(1)	See the “Explanatory Note” immediately preceding Part I, Item 1, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-K.

Consolidated Balance Sheet Adjustments:

	Fiscal Year
	October 1, 2006			October 2, 2005
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated

Current assets	$13,492,200	$—	$13,492,200	$5,756,400	$—	$5,756,400
Current liabilities	9,981,300	184,700	10,166,000	3,068,100	184,700	3,252,800
Working capital (deficit)	3,510,900	(184,700)	3,326,200	2,688,300	(184,700)	2,503,600
Total assets	31,495,800	—	31,495,800	11,653,200	—	11,653,200
Long-term debt	15,079,500	—	15,079,500	81,000	—	81,000
Stockholders’ equity	4,329,900	(4,118,300)	211,600	8,094,200	(4,249,600)	3,844,600

	Fiscal Year
	October 3, 2004			September 28, 2003
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated

Current assets	$5,478,800	$—	$5,478,800	$3,243,200	$—	$3,243,200
Current liabilities	2,331,200	184,700	2,515,900	3,504,600	184,700	3,689,300
Working capital (deficit)	3,147,600	(184,700)	2,962,900	(261,400)	(184,700)	(446,100)
Total assets	11,243,000	—	11,243,000	8,455,600	—	8,455,600
Long-term debt	156,700	—	156,700	34,700	—	34,700
Stockholders’ equity	8,336,100	(4,262,400)	4,073,700	4,484,800	(4,249,600)	235,200

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information below has been adjusted to reflect the restatement of our financial results, which is more fully described in the “Explanatory Note” immediately preceding Part I, Item 1, and in Note 3, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-K.

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

In December 2005, we completed the initial acquisition (the “Initial Acquisition”) of 70% of the outstanding capital stock of Optex Systems, Inc., a privately held manufacturer of telescopes, periscopes, lenses and other optical systems and instruments whose customers are primarily agencies of and prime contractors to the U.S. Government. In consideration for the Initial Acquisition, we made an initial cash payment to the sole shareholder of Optex, Timothy Looney, in the amount of $14.0 million and made an additional cash payment of $64,200 to Mr. Looney in July 2006 upon completion of the audit of Optex’s financial statements for the year ended December 31, 2005. As additional consideration, we were initially required to pay to Mr. Looney cash earnout payments in the aggregate amount up to $4.0 million based upon the net cash generated from the Optex business, after debt service, for the fiscal year ended October 1, 2006 (“fiscal 2006”), the fiscal year ended September 30, 2007 (“fiscal 2007”) and the fiscal year ending September 28, 2008 (“fiscal 2008”). Mr. Looney was not entitled to any earnout payments for fiscal 2006 or fiscal 2007. In January 2007, we negotiated an amendment to our earnout agreement with Mr. Looney that extended his earnout period to December 2009 and reduced the aggregate maximum earnout by $100,000 to $3.9 million in consideration for a secured subordinated term loan providing for advances from an entity owned by Mr. Looney to Optex of up to $2 million, which term loan matures on the earlier of February 2009 or 60 days after repayment of our debt to our senior lenders. As of September 30, 2007, this term loan was fully advanced to Optex.

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

Optex had product sales of approximately $18.9 million and income before interest and provision for income taxes of approximately $1.2 million in calendar year 2005. For the three quarters of fiscal 2006 subsequent to the Initial Acquisition, Optex had approximately $12.8 million in product sales. In fiscal 2007, Optex had approximately $15.4 million of product sales. In recent years, Optex’s product sales from sales to prime contractors has increased. Optex’s sales in fiscal 2007 reflect working capital limitations and related adverse supply chain effects; however, backlog at Optex currently remains strong. As of September 30, 2007, Optex’s funded backlog was approximately $46.3 million, a substantial majority of which we expect to fulfill during fiscal 2008.

We financed the Initial Acquisition of Optex by a combination of $4.9 million of senior secured debt from Square 1 Bank under a term loan and $10.0 million of senior subordinated secured convertible notes from two private equity funds, which are sometimes referred to in this report collectively as “Pequot.” In December 2006, both of these obligations were refinanced with two new senior lenders. These transactions resulted in approximately $4.4 million of non-recurring debt extinguishment expenses, which were largely non-cash, and approximately $12.4 million of future additional interest expense resulting from debt discounts and issuance costs. In November 2007, we restructured these obligations, as well as a short-term $2.1 million debt obligation, to extend the maturity date of such obligations to December 30, 2009 in consideration for a restructuring fee of approximately $1.1 million, which is payable on December 30, 2009.

Except for fiscal years 1999 through 2001 when we generated significant commercial product sales of wireless infrared transceivers through a subsidiary, and prior to our Initial Acquisition of Optex, we have historically derived a substantial majority of our total revenues from government-funded research and development rather than from product sales. Optex has also historically derived most of its revenues from product sales to government agencies or prime contractors. Accordingly, we anticipate that a substantial majority of our total revenues will continue to be derived from government-funded sources in the immediately foreseeable future. Prior to the fiscal year ended October 2, 2005 (“fiscal 2005”), with a few exceptions, our government-funded research and development contracts were largely early-stage in nature and relatively modest in size. As a result, our revenues from this source were not significantly affected by changes in the U.S. defense budget. In fiscal 2005, we received several contract awards that we believe may eventually have the potential to lead to government production contracts, which we believe could be both larger and more profitable than government funded research and development contracts. These awards improved our contract research and development revenues to a substantial degree in fiscal 2005. Our contract research and development revenues for fiscal 2006 and fiscal 2007 did not reach the levels achieved in fiscal 2005 primarily due to procurement delays in contracts. However, the contribution to our contract research and development revenue from contract awards that we believe have the potential to lead to government production contracts continued at an increased level in fiscal 2006 and fiscal 2007 from that achieved in years prior to fiscal 2005. Our current marketing efforts are focused on government programs that we believe have the potential to substantially sustain this focus on opportunities with the possibility of transition to government production contracts. Because of this focus and our acquisition of Optex, our future revenues may become more dependent upon U.S. defense budgets, funding approvals and political agendas for the foreseeable future. We are also attempting to increase our revenues from product sales by introducing new products with commercial applications, in particular, miniaturized cameras and stacked computer memory chips. We are currently transitioning to a new generation of such products, with a view to increasing our product sales, but we cannot assure you that we will be able to complete development, successfully launch or profitably manufacture and sell any such products on a timely basis, if at all. We generally use contract manufacturers to produce these products, and all of our other current operations, except those of Optex, occur at a single, leased facility in Costa Mesa, California. Optex manufactures its products at its leased facility in Richardson, Texas.

We have a history of unprofitable operations due in part to discretionary investments that we have made to commercialize our technologies and to maintain our technical staff and corporate infrastructure at levels that we believed were required for future growth. These investments have yet to produce sustainable, profitable product sales. With respect to our investments in staff and infrastructure, the advanced technical and multi-disciplinary content of our proprietary technologies places a premium on a stable and well-trained work force. As a result, we generally maintain the size of our work force even when anticipated government contracts are delayed, a circumstance that has occurred with some frequency in the past and that has resulted in under-utilization of our labor force for revenue generation from time to time. Delays in receipt of research and development contracts are unpredictable, but we believe such delays represent a recurring characteristic of our research and development contract business. We anticipate that the impact on our business of future delays can be mitigated by the achievement of greater contract backlog and are seeking growth in our research and development contract revenue to that end. We are also seeking to expand the contribution to our total revenues from product sales, which have not historically experienced the same types of delays that can occur in research and development contracts. We have not yet demonstrated the level of sustained research and development contract revenue or product sales that we believe is required to predictably achieve profitable operations. Our ability to recover our investments through the cost-reimbursement features of our government contracts is subject to both regulatory and competitive pricing considerations.

In the past, we have maintained separate operating business units, including our subsidiaries that were separately managed, with independent product development, marketing and distribution capabilities. However, during the fiscal year ended September 28, 2003 (“fiscal 2003”), we reorganized our operations to consolidate our administrative, marketing and engineering resources and to reduce expenses. In the fiscal year ended October 3, 2004 (“fiscal 2004”), fiscal 2005 and fiscal 2006, none of our previous historical subsidiaries accounted for more than 10% of our total revenues. However, Optex accounted for approximately 42% of our total revenues in fiscal 2006, even though it contributed to our total revenues for only three fiscal quarters. In fiscal 2007, Optex accounted for approximately 43% of our total revenues. Optex is expected to continue to account for a significant portion of our total revenues in subsequent reporting periods. None of our subsidiaries except Optex accounted for more than 10% of our total assets as of September 30, 2007 or have separate employees or facilities. We currently report our operating results and financial condition in two operating segments, our research and development business and our product business. Optex accounted for approximately 83% of our total product sales in fiscal 2007.

In fiscal 2005, we discontinued operations of our Novalog subsidiary. All financial statements and schedules of ISC give effect to this discontinuation and report Novalog as a discontinued operation. See Note 12 to the Consolidated Financial Statements included at the end of this report.

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

Revenue Recognition.  Our consolidated total revenues during fiscal 2007 included a substantial contribution from contracts to develop prototypes and provide research, development, design, testing and evaluation of complex detection and control defense systems. Our research and development contracts are usually cost reimbursement plus a fixed fee or fixed price with billing entitlements based on the level of effort we expended. For such research and development contracts, we recognize revenues as we incur costs and include applicable fees or profits primarily in the proportion that costs incurred bear to estimated final costs. Upon the initiation of each such contract, a detailed cost budget is established for direct labor, material, subcontract support and allowable indirect costs based on our proposal and the required scope of the contract as may have been modified by negotiation with the customer, usually a U.S. government agency or prime contractor. A program manager is assigned to secure the needed labor, material and subcontract in the program budget to achieve the stated goals of the contract and to manage the deployment of those resources against the program plan. Our accounting department collects the direct labor, material and subcontract charges for each contract on a weekly basis and provides such information to the respective program managers and senior management.

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

Valuation Allowances.  We maintain allowances for doubtful accounts for estimated losses resulting from a deterioration of a customer’s ability to make required payments to the point where we believe it is likely there has been an impairment of its ability to make payments. Such allowances are established, maintained or modified at each reporting date based on the most current available information. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance.

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

The provisions of SFAS 142 require us to test goodwill for impairment at least annually. We have elected to evaluate the carrying value of goodwill as of the first day of our fourth fiscal quarter and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: (1) decreases in forecasted future profitability or cash flows or (2) additional business risk arising from causes such as (a) a significant adverse change in legal factors or in business climate, (b) unanticipated competition, or (c) an adverse action or assessment by a regulator. In performing the impairment review, we determine the carrying amount of each reporting unit by assigning assets and liabilities, including the existing goodwill, to those reporting units. See Note 4 to the Condensed Notes to Consolidated Financial Statements. A reporting unit is defined as an operating segment or one level below an operating segment (referred to as a “component”). A component of an operating segment is deemed a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. Our Optex subsidiary is a reporting unit within our Product operating segment.

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

For our initial annual impairment review of Optex, we placed reliance on our analysis conducted in our 2006 second fiscal quarter in connection with the Initial Acquisition. We updated our impairment review of Optex as of October 1, 2006. Based on the analysis performed, we determined that the Optex reporting unit’s fair value exceeded its carrying amount at October 1, 2006, and therefore concluded that there was no indication of an impairment loss. We performed a subsequent impairment review effective the fourth quarter of fiscal 2007 based on updated future cash flow projections that reflected both Optex’s increase in backlog and decrease in realized gross margins compared to our initial goodwill valuation, and based on this analysis, concluded that there was no indicated impairment loss at September 30, 2007. Given that our independent auditor has expressed substantial doubt about our ability to continue as a going concern, we updated our impairment review of Optex at the unit level prior to the filing of this Annual Report on Form 10-K. We concluded from this update that the increase in Optex’s funded backlog had essentially compensated for lower realized revenues and gross margins in terms of expected future cash flows, such that no impairment loss was required to be recorded at September 30, 2007. However, if we are not able to satisfy our working capital needs for execution of Optex’s backlog, the valuation of goodwill related to Optex could become impaired and our financial condition and results of operation could be materially adversely affected. Accordingly, we expect to monitor these circumstances and update our impairment analysis of the Optex goodwill as required by developments in fiscal 2008, rather than just on an annual basis.

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

Executive Salary Continuation Plan Liability.  We have estimated the ESCP liability based on the expected lifetime of participants using Social Security mortality tables and discount rates comparable to that of rates of return on high quality investments providing yields in amount and timing equivalent to expected benefit payments. At the end of each fiscal year, we determine the assumed discount rate to be used to discount the ESCP liability. We considered various sources in making this determination, including the Citigroup Pension Liability Index, which at September 30, 2007 was 6.29%. Based on this review, we used a 6% discount rate for determining ESCP liability at September 30, 2007 and as of October 3. 2004 (the date we recorded the initial adjustment to accumulated deficit resulting from the restatement). (See the “Explanatory Note” immediately preceding Part I, Item and Note 3, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-K for discussion of the restatement and its effects.)

Derivatives.  SFAS No. 133, Accounting for Derivatives and Hedging Instruments (“SFAS 133”) requires us to record and carry all derivatives on the balance sheet as either liabilities or assets at fair value. Derivatives are measured at fair value with changes in fair value recognized through earnings as they occur.

COMPARISON OF FISCAL YEARS ENDED SEPTEMBER 30, 2007 AND OCTOBER 1, 2006

Results of Operations

Total Revenues.  Our total revenues increased by nearly $5.0 million in fiscal 2007 as compared to total revenues in fiscal 2006, largely due to increased product sales. Part of the material increase in product sales in fiscal 2007 as compared to fiscal 2006 was due to the fact that Optex contributed approximately $15.4 million of product sales to total revenues in fiscal 2007, but only contributed approximately $12.8 million of product sales to total revenues in fiscal 2006. Optex was consolidated in our financial statements only following our acquisition of a 70% ownership interest, which occurred on December 29, 2005 and resulted in Optex being consolidated in the second, third and fourth quarterly periods of fiscal 2006.

Contract Research and Development Revenue.  Contract research and development revenue consists of amounts realized or realizable from funded research and development contracts, largely from U.S. government agencies and government contractors, primarily conducted by our historical operations in Costa Mesa, California. Contract research and development revenues for fiscal 2007 were modestly improved compared to fiscal 2006 as shown in the following table:

	Contract Research
	and Development	Percentage of
	Revenue	Total Revenue

Fiscal 2006	$16,503,700	53%
Dollar increase in fiscal 2007	634,000

Fiscal 2007	$17,137,700	48%
Percentage increase for fiscal 2007	4%

Contract research and development revenue for fiscal 2007 improved only modestly in terms of absolute dollars from that realized in fiscal 2006 primarily because a number of procurements were initiated in fiscal 2007 somewhat later than expected primarily due to delays in the fiscal 2007 U.S. defense budget. The combination of modestly increased contract research and development revenue and materially increased product sales was the primary reason why contract research and development revenue as a percentage of total revenue declined in fiscal 2007 over the comparable percentage in fiscal 2006. Absent the contribution of Optex to our total revenues, contract research and development would have represented 84% and 91%, respectively, of our total revenues in fiscal 2007 and fiscal 2006.

Contract research and development revenue was recognized in the fiscal quarters of fiscal 2006 and fiscal 2007 as follows:

	First 13 Weeks	Second 13 Weeks	Third 13 Weeks	Fourth 13 Weeks	Total

Fiscal 2006	$4,256,700	$3,316,900	$4,095,000	$4,835,100	$16,503,700
Fiscal 2007	$4,004,200	$3,942,300	$4,410,000	$4,781,200	$17,137,700

The variances in contract research and development revenue both within the fiscal quarters of fiscal 2006 and fiscal 2007 and between the comparable fiscal quarters of each fiscal year were largely related to the specific programmatic milestones of the research and development contracts being performed in the respective periods, rather than any long-term trend related to contractual bookings. However, since research and development contracts are typically funded by government agencies on a fiscal year basis, both fiscal years reflected a relatively common annual pattern in which research and development contract revenue was less in the first half of each fiscal year than in the second half, as a result of the procurement processing time and associated delays at the start of each fiscal year to effectuate new contracts and funding increments.

Cost of Contract Research and Development Revenue.  Cost of contract research and development revenue consists of wages and related benefits, as well as subcontractor, independent consultant and vendor expenses directly incurred in support of research and development contracts, plus associated indirect expenses permitted to be charged pursuant to the relevant contracts. Our cost of contract research and development revenue for fiscal 2007, in terms of absolute dollars, decreased modestly, compared to fiscal 2006, resulting in an improvement in the realized gross margin percentage of our contract research and development revenue, as shown in the following table:

		Percentage of
	Cost of Contract	Contract Research
	Research and	and Development
	Development Revenue	Revenue

Fiscal 2006	$13,588,500	82%
Dollar decrease in fiscal 2007	(38,400)

Fiscal 2007	$13,550,100	79%
Percentage decrease for fiscal 2007	(0%)

A substantial portion of our contract research and development revenue is derived from cost reimbursable contracts, and we recognize revenue as we incur costs. Accordingly, under our research and development contracts, costs and revenues frequently tend to increase or decrease in a relatively related manner, absent significant cost overruns. The decrease in absolute dollars of cost of contract research and development revenue and improvement in cost of contract research and development revenue as a percentage of cost of contract research and development revenue in fiscal 2007 reflected both unusually higher cost composition in fiscal 2006 and a different contract mix and performance in fiscal 2007. In fiscal 2006, delays in receipt of new contracts caused us to increase our reserves against pre-contract work-in-process inventory by $562,100, a factor that was not present in our fiscal 2007 costs of contract research and development revenue. In addition, because of the uncertainty in timing of new contracts, adjustments in recovery of indirect costs through the billing rates of our cost reimbursable contracts produced less recovery of our allowable overhead expenses in fiscal 2006 than in fiscal 2007. We believe that these variances reflect the timing fluctuations that are generally inherent in our contract research and development business, rather than any fundamental trends. However, in fiscal 2007, we did realize increased gross margins on our research and development contracts that were not of a cost reimbursable nature over the comparable gross margins of such contracts in fiscal 2006. This fiscal 2007 outcome was partly the result of modestly better cost realization on fixed price contracts and partly the result of larger revenue contribution from time and material contracts that were not adversely impacted by indirect rate variances. We will seek to sustain both these effects in future periods, but cannot guarantee that we will be successful in this endeavor.

Cost of contract research and development revenue in the fiscal quarters of fiscal 2006 and fiscal 2007 is shown in the following table:

	First 13 Weeks	Second 13 Weeks	Third 13 Weeks	Fourth 13 Weeks	Total

Fiscal 2006	$3,371,000	$3,042,200	$3,071,700	$4,103,600	$13,588,500
Fiscal 2007	$3,358,000	$3,434,600	$3,445,600	$3,311,900	$13,550,100

As noted above, the contractual linkage between cost of contract research and development revenue and contract research and development revenue for cost reimbursable contracts results in period to period variances in the cost of contract research and development revenue that generally follow the variances in recognized contract research and development revenue. That pattern was largely followed in the first three fiscal quarters of fiscal 2007 and in all quarters of fiscal 2006, even after giving effect to the increase in reserves in the fiscal 2006 periods and the difference in recovery of indirect costs through rates noted above. However, the modestly better cost realization on fixed price contracts and revenue contribution from time and material contracts discussed above had the greatest effect in the fourth fiscal quarter of fiscal 2007, resulting in that period having the lowest cost of contract research and development revenue as a percentage of contract research and development revenue (69%) of any of the fiscal 2006 and fiscal 2007 quarterly periods.

Product Sales.  Subsequent to the Initial Acquisition of Optex at the end of our first quarter of fiscal 2006, our product sales have been principally comprised of sales of Optex’s optical equipment and systems, largely intended for use on military land vehicles. We also derived some product sales from sales of chips, modules, stacked chip products and chip stacking services, and sales of miniaturized camera products. Product sales for fiscal 2007 and fiscal 2006 are shown in the following table:

		Percentage of
	Product Sales	Total Revenue

Fiscal 2006	$14,263,200	46%
Dollar increase in fiscal 2007	4,353,900

Fiscal 2007	$18,617,100	52%
Percentage increase for fiscal 2007	31%

As discussed above, product sales in fiscal 2007 are not strictly comparable to product sales in fiscal 2006, since Optex product sales were not consolidated with ours in the first 13 weeks of fiscal 2006. As a result, an increase of approximately $2.7 million in Optex’s product sales for fiscal 2007 as compared to fiscal 2006 is largely due to the inclusion of four quarters of Optex product sales in fiscal 2007, but only three quarters of Optex product sales in fiscal 2006. Sales of products of our Costa Mesa operation in fiscal 2007 as compared to fiscal 2006, increased by approximately $1.7 million, reflecting increased sales of both thermal imaging and stacked chip products. The combination of these factors resulted in the increase on both an absolute dollar basis and as a percent of total revenue for fiscal 2007, as compared to fiscal 2006. Based on our current backlog of orders and our belief that we can increase production levels, we anticipate that sales of Optex’s products will increase in absolute dollars in fiscal 2008 compared to fiscal 2007, although our working capital limitations may affect our ability to realize the product sales potential in Optex’s funded backlog.

Product sales in the fiscal quarters of fiscal 2006 and fiscal 2007 are shown in the following table:

	First 13 Weeks	Second 13 Weeks	Third 13 Weeks	Fourth 13 Weeks	Total

Fiscal 2006	$508,700	$4,518,900	$4,599,100	$4,636,500	$14,263,200
Fiscal 2007	$4,111,400	$4,061,000	$5,221,900	$5,222,800	$18,617,100

The variance in product sales between the first fiscal quarters of fiscal 2006 and fiscal 2007 is derived from the timing of the Optex acquisition, as noted above. Optex product sales in the second fiscal quarter of fiscal 2007 were lower than the Optex product sales in the second fiscal quarter of fiscal 2006, largely due to working capital limitations. This decrease was only partially offset by the increase in sales of products of our Costa Mesa operation discussed above in the second fiscal quarter of fiscal 2007, resulting in product sales for that fiscal quarter being the lowest of the seven fiscal quarters in which we consolidated Optex during fiscal 2006 and fiscal 2007. In the third and fourth fiscal quarters of fiscal 2007, Optex’s product sales increased over the comparable periods of fiscal 2006 and the increase in sales of products of our Costa Mesa operation continued in those periods, as compared to such product sales in the second half of fiscal 2006, resulting in product sales in the third and fourth fiscal quarters of fiscal 2007 being materially improved over the prior quarterly periods.

Cost of Product Sales.  Cost of product sales consists of wages and related benefits of our personnel, as well as subcontractor, independent consultant and vendor expenses directly incurred in the manufacture of products sold, plus related overhead expenses. Our cost of product sales for fiscal 2007 and fiscal 2006 is shown in the following table:

	Cost of Product Sales	Percentage of Product Sales

Fiscal 2006	$12,830,800	90%
Dollar increase in fiscal 2007	7,020,900

Fiscal 2007	$19,851,700	107%
Percentage increase for fiscal 2007	55%

The increase in absolute dollars of cost of product sales in fiscal 2007, as compared to fiscal 2006, partially reflected the corresponding increase in product sales discussed above. However, approximately $2 million of the increase in cost of product sales in fiscal 2007 was derived from accounting reserves established in the fiscal year in connection with the build-up of inventory at Optex and anticipated loss contracts associated with new Optex products for which pricing estimates proved to be understated. Additionally, the fiscal 2007 increase in absolute dollars of cost of product sales was another reflection of the consolidation of Optex only in the second, third and fourth quarters of fiscal 2006, as opposed to the full four quarters of fiscal 2007. The increase in cost of product sales as a percent of product sales in the current fiscal year resulting from the accounting adjustments discussed above was partially offset by an increased contribution to product sales in fiscal 2007 from products from our Costa Mesa operations with higher gross margins. Furthermore, the absolute dollar increase in our cost of product sales in fiscal 2007 as compared to fiscal 2006 was partially offset by the fact that the costs of product sales in fiscal 2006 also included $442,600 of the purchase price allocation of the Initial Acquisition of Optex to Optex’s finished goods inventory at the time of the Initial Acquisition, which was fully amortized into increased cost of product sales in fiscal 2006 and did not impact cost of product sales in fiscal 2007.

Cost of product sales in the fiscal quarters of fiscal 2006 and fiscal 2007 is shown in the following table:

	First 13 Weeks	Second 13 Weeks	Third 13 Weeks	Fourth 13 Weeks	Total

Fiscal 2006	$382,200	$3,736,300	$4,112,900	$4,599,400	$12,830,800
Fiscal 2007	$3,296,600	$3,216,400	$5,676,100	$7,662,600	$19,851,700

The variance in cost of product sales between the first fiscal quarters of fiscal 2006 and fiscal 2007 is also derived from the timing of the Optex acquisition, as noted above. The Optex fiscal 2007 accounting reserves discussed above were largely recorded in the third and fourth fiscal quarters of fiscal 2007, which is a major contributor to the large increases in cost of product sales and the primary contributor to the resulting negative gross margins for product sales in those two fiscal quarters.

General and Administrative Expense.  General and administrative expense largely consists of wages and related benefits for our executive, financial, administrative and marketing team, as well as professional fees, primarily legal and accounting fees and costs, plus various fixed costs such as rent, utilities and telephone. The comparison of general and administrative expense for fiscal 2007 and fiscal 2006 is shown in the following table:

	General and
	Administrative
	Expense	Percentage of
	As Restated(1)	Total Revenue

Fiscal 2006	$9,605,700	31%
Dollar increase in fiscal 2007	2,475,100

Fiscal 2007	$12,080,800	34%
Percentage increase for fiscal 2007	26%

(1)	See the “Explanatory Note” immediately preceding Part I, Item 1 and Note 3, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-K.

The largest contributor to the increase in general and administrative expense in fiscal 2007, as compared to fiscal 2006, was the increase in general and administrative wages and related employee benefits, both due to additional headcount as a result of the consolidation of Optex’s general and administrative personnel in the current fiscal year as compared to the prior year in which these expenses were not consolidated for the first 13 weeks of the fiscal year, and also due to increased labor expenses in the current year incurred to expand our finance staff. The combination of these factors increased our general and administrative wages and related employee benefits by approximately $1.1 million, or 45% of the dollar increase in general and administrative expense, in fiscal 2007, compared to fiscal 2006. The next largest contributor to the increase in general and administrative expense in fiscal 2007, as compared to fiscal 2006, was the increase in selling and marketing labor and expenses and bid and proposal expenses in the current year. These factors accounted for an aggregate increase of $711,600 in fiscal 2007, as measured against fiscal 2006. General and administrative service expense also increased in the current year, largely due to accounting and legal expenses related to the refinancing of our debt, by approximately $380,400, as compared to fiscal 2006. Approximately $268,200, or 11% of the dollar increase in general and administrative expense in fiscal 2007 was due to the consolidation of Optex’s fixed general and administrative expense, primarily related to Optex’s facility in Richardson, Texas for the full fiscal year, as opposed to only the second, third and fourth quarters of fiscal 2006. Similarly, general and administrative expense in the four quarters of fiscal 2007 also included approximately $223,800 of intangible asset amortization expense as a result of the Optex acquisition, a factor that was only present in the second, third and fourth quarter of fiscal 2006. In absolute dollars, we expect that some of our general and administrative service expense of fiscal 2007 may prove to be nonrecurring, but other general and administrative expenses are likely to increase in future periods because of preparation for compliance with Section 404 of the Sarbanes-Oxley Act and our acquisition of Optex, both because of the effects of that acquisition on our corporate operations and increased expenses at Optex related to the implementation of internal controls and disclosure requirements associated with being part of a publicly reporting company.

General and administrative expense, as restated, in the fiscal quarters of fiscal 2006 and fiscal 2007 is shown in the following table:

	First 13 Weeks	Second 13 Weeks	Third 13 Weeks	Fourth 13 Weeks	Total

Fiscal 2006	$2,038,200	$2,639,200	$2,390,000	$2,538,300	$9,605,700
Fiscal 2007	$2,496,700	$3,748,200	$3,157,900	$2,678,000	$12,080,800

The variance in general and administrative expense between the first fiscal quarters of fiscal 2006 and fiscal 2007 is also a reflection of the fact that Optex was not consolidated with our results in the first quarter of fiscal 2006, as discussed above. The largest contributors to the subsequent increases in general and administrative expense thereafter were related to the consolidation of Optex general and administrative expense, as discussed above. The substantial increase in general and administrative expense in the second and third fiscal quarters of fiscal 2007 reflected a concentration of the increase in fiscal 2007 selling and marketing labor and expenses, bid and proposal expenses and service expense discussed above in those two quarters. These were timing effects, rather than indications of trends.

Research and Development Expense.  Research and development expense consists of wages and related benefits for our research and development team, independent contractor consulting fees and subcontractor and vendor expenses directly incurred in support of internally funded research and development projects, plus associated overhead expenses. Research and development expense for fiscal 2007 as compared to fiscal 2006 increased as shown in the following table:

	Research and	Percentage of
	Development Expense	Total Revenue

Fiscal 2006	$353,700	1%
Dollar increase in fiscal 2007	766,100

Fiscal 2007	$1,119,800	3%
Percentage increase for fiscal 2007	217%

In our Costa Mesa operation, we use the same technical staff for both internally funded research and development expense, customer funded research and development contracts that produce revenue and bid and proposal activities that are a part of our general and administrative expense. Historically, fiscal 2006 involved an unusually low allocation of discretionary technical labor in Costa Mesa to internally funded research and development expense. In fiscal 2007, we placed a greater priority on the allocation of discretionary technical labor to research and development expense to try to support some of our new contract awards and strategic interactions, with a particular emphasis on building, testing and qualifying new forms of stacked chip products that we hope to be able to bring to market in fiscal 2008. This prioritization largely accounted for the substantial percentage increase in research and development expense in fiscal 2007 as compared to fiscal 2006. Optex did not incur significant research and development expense in either fiscal 2007 or fiscal 2006 since its products are generally built to customer-supplied designs.

Research and development expense in the fiscal quarters of fiscal 2006 and fiscal 2007 is shown in the following table:

	First 13 Weeks	Second 13 Weeks	Third 13 Weeks	Fourth 13 Weeks	Total

Fiscal 2006	$69,400	$78,400	$174,300	$31,600	$353,700
Fiscal 2007	$131,400	$441,900	$233,100	$313,400	$1,119,800

As noted above, we allocated a greater amount of discretionary labor to internal funded research and development in fiscal 2007 than in fiscal 2006. The timing of that allocation between the fiscal quarters of fiscal 2007 reflected both the availability of technical labor and the schedule of the qualification activities necessary to address potential marketing of the planned new stacked chip products.

Interest Expense.  As anticipated, the amortization of debt discounts derived from our December 2006 debt refinancing substantially increased our interest expense for fiscal 2007, compared to that of fiscal 2006, as shown in the following table:

Interest Expense

Fiscal 2006	$1,226,000
Dollar increase in fiscal 2007	5,936,900

Fiscal 2007	$7,162,900
Percentage increase in fiscal 2007	484%

Because of the imputed nature of the debt discount amortization, approximately $5.0 million of the fiscal 2007 interest expense is of a non-cash nature. Debt discount amortization will continue to contribute substantial amounts of imputed non-cash interest expense in future periods until the debt is fully retired. See Note 5 to the Notes to Consolidated Financial Statements for further discussion of these effects.

Interest expense in the fiscal quarters of fiscal 2006 and fiscal 2007 is shown in the following table:

	First 13 Weeks	Second 13 Weeks	Third 13 Weeks	Fourth 13 Weeks	Total

Fiscal 2006	$8,300	$443,100	$349,800	$424,800	$1,226,000
Fiscal 2007	$910,200	$2,261,800	$1,803,800	$2,187,100	$7,162,900

Our interest expense increased substantially after the first fiscal quarter of fiscal 2006 as a result of the debt we incurred for the acquisition of Optex. The further increase in our interest expense in the fiscal quarters of fiscal 2007 was largely the result of the amortization of the non-cash debt discounts derived from our December 2006 debt refinancing, as discussed above. The amount of this amortization varied from quarter to quarter reflecting the conversion of debt in the various quarters, which conversion accelerated amortization of debt discounts related to the converted debt.

Debt Extinguishment Expense.  In fiscal 2007, we recorded a non-recurring loss on extinguishment of debt of approximately $4.4 million as a result of our refinancing of our senior and subordinated debt in December 2006. No comparable expense was recorded in fiscal 2006. See Note 5 to the Notes to Consolidated Financial Statements for further discussion of this effect.

Debt extinguishment expense in the fiscal quarters of fiscal 2006 and fiscal 2007 is shown in the following table:

	First 13 Weeks	Second 13 Weeks	Third 13 Weeks	Fourth 13 Weeks	Total

Fiscal 2006	$—	$—	$—	$—	$—
Fiscal 2007	$4,398,000	$—	$—	$—	$4,398,000

Our debt extinguishment expense in the last two fiscal years was a non-recurring, extraordinary expense that only affected the fist fiscal quarter of fiscal 2007.

Net Loss.  Our net loss for fiscal 2007, compared to that of fiscal 2006, increased as shown in the following table:

Net Loss

Fiscal 2006 As restated(1)	$(8,350,700)
Dollar increase in fiscal 2007	(13,780,400)

Fiscal 2007	$(22,131,100)
Percentage increase in fiscal 2007	165%

(1)	See the “Explanatory Note” immediately preceding Part I, Item 1 and Note 3, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-K.

Our contract research and development revenue for both fiscal 2006 and 2007 was insufficient to fully support our technical staff and related infrastructure. Furthermore, our product sales in fiscal 2006 did not generate adequate margins to fully defray the remainder of our indirect expenses, and in fiscal 2007, our product sales gross margins were negative. However, the most significant contributor to the increase in net loss in fiscal 2007 was the interest expense increase and the debt extinguishment loss discussed above, which accounted for approximately $10.3 million, or 75%, of the increase in our net loss in fiscal 2007. The imputed expenses associated with the refinancing of our debt were substantial and are expected to continue to adversely impact our results in fiscal 2008. Included in the fiscal 2006 loss was a non-recurring settlement fee of $1.25 million related to debt defaults, which decreases the net year-to-year dollar increase in fiscal 2007 net loss as compared to fiscal 2006 net loss.

Our net loss, as restated, in the fiscal quarters of fiscal 2006 and fiscal 2007 is shown in the following table:

	First 13 Weeks	Second 13 Weeks	Third 13 Weeks	Fourth 13 Weeks	Total

Fiscal 2006	$(1,092,300)	$(2,425,500)	$(1,539,800)	$(3,293,100)	$(8,350,700)
Fiscal 2007	$(6,394,200)	$(5,002,600)	$(4,681,200)	$(6,053,100)	$(22,131,100)

COMPARISON OF FISCAL YEARS ENDED OCTOBER 1, 2006 AND OCTOBER 2, 2005

Total Revenues.  The acquisition of Optex in fiscal 2006, the revenues of which consist solely of product sales, and the resulting inclusion of approximately $12.8 million of product sales in fiscal 2006 was the primary cause for the fiscal 2006 increase in product sales revenues and the decrease in contract research and development revenue as a percent of total revenue in the current fiscal year. The Optex acquisition occurred at the end of the first fiscal quarter of 2006 so its operating results were only included in our fiscal 2006 consolidated financial statements for the second, third, and fourth quarters.

Contract Research and Development Revenue.  Contract research and development revenues for fiscal 2006 decreased compared to fiscal 2005, but continued to be the majority source of our total revenue as shown in the following table:

	Contract Research
	and Development	Percentage of
	Revenue	Total Revenue

Fiscal 2005	$20,664,300	90%
Dollar decrease in fiscal 2006	(4,160,600)

Fiscal 2006	$16,503,700	53%
Percentage decrease for fiscal 2006	(20)%

We believe that the dollar decrease in contract research and development revenue for fiscal 2006 was largely the result of delays in receipt of new contracts associated with the timing of the 2006 federal budget and related procurement activities. Contract research and development revenue is projected to represent a declining percentage of our future total revenues because of the acquisition of Optex. After eliminating the impact of Optex on our total revenues, contract research and development would have represented 91% of our total revenues in fiscal 2006.

Cost of Contract Research and Development Revenue.  Our cost of contract research and development revenue for fiscal 2006 as compared to fiscal 2005 and its percentage of such revenue is shown in the following table:

		Percentage of
		Contract Research
	Cost of Contract Research and	and Development
	Development Revenue	Revenue

Fiscal 2005	$15,310,100	74%
Dollar decrease in fiscal 2006	(1,721,600)

Fiscal 2006	$13,588,500	82%
Percentage decrease for fiscal 2006	(11)%

Most of the dollar decrease in cost of contract research and development revenue in fiscal 2006 was derived from the fact that our revenues of this nature are generally recognized as we incur costs. As a result, a decrease in contract research and development revenue has an associated decrease in cost of such revenue. The increase in cost of contract research and development revenue as a percent of contract research and development revenue in fiscal 2006 was partially attributable to allocation of $219,000 of stock-based compensation expense, related to stock options held by employees that charged direct labor to cost of contract research and development revenue in the current fiscal year, due to the new requirements established by SFAS 123(R), which first became effective for us at the beginning of fiscal 2006. In addition, the unusual delay in receipt of our expected new contracts caused us to increase our reserves against pre-contract work-in-process inventory by $562,100 in fiscal 2006, a factor that was not present in fiscal 2005. The contract delays also resulted in lower than projected total revenues for fiscal 2006, which in turn produced higher effective overhead rates for the current fiscal year than originally projected due to the relatively fixed nature of our labor base. Our historical practice has been to adjust our indirect billing rates for cost reimbursable contracts only once or twice a year in order to provide a reasonably stable forecasting metric for both our customers and us. In a period when our actual incurred overhead costs exceed those that we recover through our standard overhead billing rate, such as fiscal 2006, the contribution of actual overhead expense disproportionately increases our cost of contract research and development revenue. Effective April 2006, we adjusted our indirect billing rates for cost reimbursable contracts, and this adjustment had a beneficial effect to our recovery of costs in the balance of fiscal 2006. However, it did not fully recover all of our experienced overhead costs due to the prior conclusion or funding limits of some of our cost reimbursable contracts, which precluded additional cost recovery under such contracts. In fiscal 2006, increases to cost of contract research and development revenue resulting from indirect billing rates and stock-based compensation expense were partially offset by a smaller percentage contribution to costs of contract research and development revenue from external vendors, independent contractors and subcontractors. When the percentage contribution of external sources to our costs of contract research and development decreases and the percentage contribution of our internal labor to our costs of contract research and development correspondingly increases, our gross margin on our contract research and development revenue typically improves because of the greater cost reimbursement permitted for internal expenses under government cost-reimbursement contracts than for external costs of vendors, independent contractors and subcontractors. However, in fiscal 2006, this improvement was not sufficient to offset the opposite effects of stock-based compensation expense and higher overhead expense discussed above.

Product Sales.  As discussed above, subsequent to the Initial Acquisition of Optex at the end of our first quarter of fiscal 2006, our product sales were principally comprised of sales of Optex’s optical equipment and systems, largely intended for use on military land vehicles. We also derived some product sales from sales of chips, modules, stacked chip products and chip stacking services and, to a limited degree, sales of miniaturized camera products. Product sales for fiscal 2006 and fiscal 2005 are shown in the following table:

		Percentage of
	Product Sales	Total Revenue

Fiscal 2005	$2,287,700	10%
Dollar increase in fiscal 2006	11,975,500

Fiscal 2006	$14,263,200	46%
Percentage increase for fiscal 2006	524%

Both the absolute dollar increase and percentage increase as a percentage of total revenue for fiscal 2006 were the direct result of the Initial Acquisition of Optex on December 30, 2005, which contributed approximately $12.8 million in product sales to fiscal 2006. The aggregate increase in our product sales resulting from the consolidation of nine months of Optex’s revenues more than offset an approximate $1.0 million decline in sales of our stacked chip products and stacking services in fiscal 2006 as compared to fiscal 2005. We attribute some of the fiscal 2006 decline in sales of stacked chip products to our current emphasis on such products that include the value of the stacked memory chips themselves, as opposed to sales of stacking services, which involve the stacking of customer consigned memory chips, the value of which are not reflected in the resulting sales. We believe that some of our customers in fiscal 2006 have elected to take the risk of purchasing memory chips for stacking and consigning them to our competitors for stacking in order to reduce costs, thus negatively impacting our sales. Furthermore, we believe that demand for stacked chips in TSOPs, which has been the industry standard for chip packages for over a decade, is mature, at best, and possibly is currently in decline. In fiscal 2006, we announced qualification of a process for converting TSOPs into stacks with BGA attachments, which we believe can address emerging demand for stacked chip assemblies using more space-efficient attachment technology.

The aggregate increase in product sales in fiscal 2006 resulting from the consolidation of nine months of Optex’s revenues also offset a decline in thermal viewer product sales in fiscal 2006 resulting from the procurement mechanisms used by customers. In fiscal 2005, approximately 5% of our product sales were derived from a single initial product shipment of our first generation thermal viewer product. This product was substantially improved later in fiscal 2005, and we starting shipping limited quantities of our improved thermal viewer late in fiscal 2005, continuing into fiscal 2006. However, in contrast to the sales in fiscal 2005, sales of the second generation thermal viewer product have largely been procured through our research and development contracts as a convenience requested by the procuring agencies. As a result, such sales are reflected in our contract research and development revenue in fiscal 2006, rather than in product sales.

Cost of Product Sales.  Our cost of product sales for fiscal 2006 and fiscal 2005 is shown in the following table:

	Cost of	Percentage of
	Product Sales	Product Sales

Fiscal 2005	$1,944,100	85%
Dollar increase in fiscal 2006	10,886,700

Fiscal 2006	$12,830,800	90%
Percentage increase for fiscal 2006	560%

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

General and Administrative Expense.  The comparison of general and administrative expense for fiscal 2005 and fiscal 2006 is shown in the following table:

	General and
	Administrative
	Expense	Percentage of
	As Restated(1)	Total Revenue

Fiscal 2005	$6,434,100	28%
Dollar increase in fiscal 2006	3,171,600

Fiscal 2006	$9,605,700	31%
Percentage increase for fiscal 2006	49%

(1)	See the “Explanatory Note” immediately preceding Part I, Item 1 and Note 3, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-K.

The largest contribution to the dollar increase in general and administrative expense in fiscal 2006 was the increase in general and administrative service expenses, largely legal and accounting expenses, most of which were primarily related to the Initial Acquisition of Optex, but also included increased consulting expenses payable to a director related to business development. These factors accounted for approximately $1.2 million, or 36%, of the increase in general and administrative expenses for fiscal 2006. We anticipate that legal, accounting and consulting fees will continue to increase in absolute dollars in fiscal 2007, both due to the activities related to the exercise of our Optex Buyer Option, the negotiations regarding our debt refinancing and our preparation for compliance with Section 404 of the Sarbanes-Oxley Act. Increased general and administrative labor expense also accounted for approximately $685,300, or 22%, of the increase in general and administrative expense for fiscal 2006 as compared to fiscal 2005, largely due to the inclusion of Optex’s management labor expense, but also due to increased labor expenses incurred to enhance our financial staff, both in our corporate offices and at Optex. Approximately $599,200, or 19%, of the dollar increase in general and administrative expense in fiscal 2006 as compared to fiscal 2005 was the result of the shift in the deployment of certain of our technical staff to focus on our bid and proposal activities during the current year. During fiscal 2006, we had to adjust scheduled labor deployment to reflect the program scheduling impact of the delays in receipt of research and development contracts previously discussed. Because of identified material contract opportunities related to the fiscal 2006 Defense budget, direct labor made available as a result of these delays was substantially deployed to bid and proposal activities in fiscal 2006, rather than internal research and development expense, which has historically been the other typical deployment alternative for non-revenue generating direct labor. In fiscal 2005, we did not deploy any resources to bid and proposal activities because of the notices of contract awards that we had already received relating to significant pending procurements. In addition to the bid and proposal impact, general and administrative expense in fiscal 2006 was also increased by the requirement to expense stock-based compensation costs associated with stock options pursuant to SFAS 123(R), a requirement that did not exist in fiscal 2005. This factor accounted for approximately $180,800, or 6%, of the increase in general and administrative expense in fiscal 2006 as compared to fiscal 2005. General and administrative expense in fiscal 2006 also included approximately $100,400 of intangible asset amortization expense as a result of the Optex acquisition, a factor that was not present in fiscal 2005 and which contributed to approximately 3% of the increase in general and administrative expenses for fiscal 2006 as compared to fiscal 2005. Additionally, we increased our reserve for doubtful accounts receivable by $61,000 in fiscal 2006, and no comparable expense was incurred in fiscal 2005. We believe this increase was related to isolated circumstances related to particular customers and contracts and do not believe this increase is indicative of a trend.

Research and Development Expense.  Research and development expense for fiscal 2006 as compared to fiscal 2005 changed as shown in the following table:

	Research and	Percentage of
	Development Expense	Total Revenue

Fiscal 2005	$829,500	4%
Dollar decrease in fiscal 2006	(475,800)

Fiscal 2006	$353,700	1%
Percentage decrease for fiscal 2006	(57)%

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

We anticipated that interest expense would increase substantially in future periods as a result of amortization of discounts derived from our debt refinancing in December 2006, and such was the case as was discussed above. See Note 5 to the Notes to Consolidated Financial Statements for further discussion of these effects.

Net Loss.  Our net loss for fiscal 2006, compared to that of fiscal 2005, increased as shown in the following table:

Net Loss
As Restated(1)

Fiscal 2005	$(1,783,600)
Dollar increase in fiscal 2006	(6,567,100)

Fiscal 2006	$(8,350,700)
Percentage increase in fiscal 2006	368%

(1)	See the “Explanatory Note” immediately preceding Part I, Item 1 and Note 3, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-K.

Our contract research and development revenue for both years was insufficient to fully support our technical staff and related infrastructure. Furthermore, our product sales in those periods did not generate adequate margins to fully defray the remainder of our indirect expenses. The increase in net loss in fiscal 2006 was substantially derived from the recurring and non-recurring costs and expenses related to the Initial Acquisition of Optex, including approximately $1.2 million of cash and imputed interest on the debt we incurred to consummate and manage that acquisition, as noted above. We believe that the non-recurring acquisition-related expenses, such as the legal and accounting expenses associated with the various regulatory filings and the unusual expenses associated with the 2006 Annual Meeting of Stockholders to approve certain aspects of the acquisition of Optex and related transactions, were substantially diminished by the fourth quarter of fiscal 2006. However, we were required to record a $1.25 million default settlement fee at October 1, 2006, which was paid to Pequot in connection with the subsequent refinancing of our debt in December 2006. In addition, we incurred a $317,800 expense in fiscal 2006 expense as a result of the change in fair value of the derivative instrument resulting from our amendment of the securities purchase agreement with Pequot in March 2006, which agreement was originally entered into in connection with the Initial Acquisition of Optex. Furthermore, the delay in start of several government research and development contracts in fiscal 2006 resulted in portions of those contracts being retained in backlog for fiscal 2007.

Liquidity and Capital Resources

Our independent auditor has expressed substantial doubt about our ability to continue as a going concern due to our liquidity limitations. Over the course of fiscal 2007, our consolidated cash and cash equivalents increased 147%, but our liquidity as measured by our working capital declined 46% as shown in the following table:

	Cash and Cash	Working Capital
	Equivalents	As Restated(1)

October 1, 2006	$582,800	$3,326,200
Dollar change in fiscal 2007	859,500	(1,527,100)

September 30, 2007	$1,442,300	$1,799,100
Percentage change in fiscal 2007	147%	(46)%

(1)	See the “Explanatory Note” immediately preceding Part I, Item 1 and Note 3, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-K.

The increase in cash in fiscal 2007 was primarily due to approximately $7.5 million of net cash provided by financing activities, including net proceeds of approximately $2.2 million related to the refinancing of our senior and subordinated debt in December 2006, a $2.0 million subordinated note from an entity owned by Timothy Looney, a $2.0 million promissory note from one of our senior lenders and approximately $2.0 million from exercise of options and warrants, less $593,000 of debt issuance costs and principal payments on capital leases. This increase in cash from financing activities was offset in part by the $1.25 million settlement payment that was paid to Pequot in December 2006, approximately $2.1 million of capital facilities and equipment expenditures and approximately $3.8 million to fund the cash portion of our net loss in fiscal 2007. Approximately $14.2 million of our net loss was derived from non-cash expenses, including approximately $5.0 million of non-cash interest expense, approximately $4.1 million of non-cash extinguishment of debt expense, approximately $3.1 million of depreciation and amortization expense ($950,000 of which was intangible amortization expense resulting from the acquisition of Optex), approximately $1.4 million of common stock contributions to employee retirement plans, $809,700 non-cash provision for allowance for inventory valuation and $461,300 of non-cash stock-based compensation.

The impact of various working capital element changes in the year and the $1.25 million settlement payment to Pequot, when combined with the effect of our net loss resulted in a net use of cash in operating activities of approximately $4.4 million, approximately $3.6 million of which was incurred in the first half of the fiscal year. The most significant timing effect contributing to fiscal 2007 operating use of cash was a $1,172,600 increase in inventory, largely at Optex, which built up substantial inventory during the first half of the fiscal year in response to its growing backlog, but started to reduce that build up in the second half of the fiscal year as a result of product shipments. Offsetting the cash impact of the inventory growth was an approximately $2.4 million increase in accounts payable and accrued expenses, a $1,509,100 increase in accrued estimated loss on contracts, largely related to Optex contracts for new products, a $619,200 decrease in unbilled revenues on contracts and a $487,500 decrease in accounts receivable. Management believes that these effects represent timing or isolated issues, rather than indications of trends.

We believe, but cannot guarantee, that our government-funded research and development contract business will improve in fiscal 2008, and will therefore generate increased liquidity through both improved gross operating margins and the recovery of indirect costs as permitted under our government contracts. We also believe that our revenues from product sales will be greater in fiscal 2008, as compared to fiscal 2007, largely due to the size of our backlog for Optex’s products entering the new fiscal year. At September 30, 2007, our funded backlog was approximately $52.7 million, approximately $46.3 million of which related to Optex’s business. We expect, but cannot guarantee, that a substantial portion of our funded backlog at September 30, 2007 will result in revenue recognized in fiscal 2008. In addition, our government research and development contracts typically include unfunded backlog, which is funded when the previously funded amounts have been expended. As of September 30, 2007, our total backlog, including unfunded portions, was approximately $57.0 million.

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

We currently believe that our working capital and liquidity at September 30, 2007, reflecting the restructuring of our debt in November 2007 and in concert with anticipated proceeds from financing activities, should be adequate to support our existing operations for our foreseeable plans for at least the next twelve months. However, ramping up the Optex supply chain to fulfill its funded backlog may require additional working capital and there may be product sales growth opportunities in this interval that could place demands on our working capital that would require substantial additional external infusion of working capital through equity or debt financings. We cannot guarantee that financings would be available on a timely basis, or on acceptable terms, or at all.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of conventional operating leases. As of October 1, 2006 and September 30, 2007, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commitments

Debt.  At September 30, 2007, we had approximately $21.2 million of debt, exclusive of debt discounts, which consisted of (i) subordinated convertible notes (collectively, the “Notes”) initially issued in two series to Pequot in the original aggregate principal amount of $10.0 million and subsequently purchased by our new senior lenders in December 2006 and reduced to an aggregate principal amount of approximately $8.4 million through partial conversion of such debt into common stock, (ii) the principal balance outstanding of our $8.25 million Term Note with our new senior lenders, (iii) a $2.0 million secured subordinated term loan from an entity owned by Timothy Looney to our Optex subsidiary, described more fully below, (iv) a one-year $400,000 subordinated promissory note to Timothy Looney, described more fully below, and (v) a $2.1 million Secured Promissory Note from one of our new senior lenders, described more fully below.

The Term Note bears interest at 11% per annum. Initially, quarterly interest, but no principal, was payable on the Term Note during its term until its original maturity date of December 29, 2008. However, pursuant to our November 2007 debt restructuring (see Note 20 to the Notes to Consolidated Financial Statements), the maturity date of the Term Note was extended to December 30, 2009 and all interest due was also deferred until December 30, 2009. The Term Note is subject to acceleration at the option of the senior lenders upon the occurrence of certain events of default. Our senior lenders have waived our requirement to comply with financial debt service covenants for the term of the Term Note, provided that we remain in compliance with certain other requirements of the Term Note. We cannot assure you that we will be able to avoid default conditions under the Term Note in the future.

The Notes initially bore interest at the rate of 3.5% per annum, and the principal and interest under the Notes are convertible into shares of our common stock at a conversion price per share that was initially set at $2.60, which conversion price is subject to adjustment under certain conditions. Due to the issuance of warrants to our new senior lenders in connection with the refinancing of our senior debt in December 2006, the conversion price per share of the Notes was automatically adjusted to $1.30 in accordance with the existing anti-dilution provisions in the Notes. We issued the first series of Notes (the “Series 1 Notes”) in the original principal amount of approximately $7.4 million. Initially, the Series 1 Notes were repayable in quarterly interest only payments commencing March 31, 2006 through December 30, 2007. Thereafter, the Series 1 Notes were payable in 24 equal monthly principal installments plus interest maturing on December 30, 2009. As a result of our November 2007 restructuring of our debt (see Note 20 to the Notes to Consolidated Financial Statements), both the principal and accrued interest under the Series 1 Notes became payable on December 30, 2009 and the stated interest rate increased to 10% per annum, compounding monthly. The second series of Notes (the “Series 2 Notes”) are in the original principal amount of approximately $2.6 million and interest on such Notes was initially repayable in quarterly interest only payments commencing March 31, 2006, with the remaining principal amount initially due and payable on December 30, 2007. Upon assignment of the Notes to our new senior lenders in December 2006, the maturity date of the Series 2 Notes was extended to December 30, 2009. As a result of our November 2007 restructuring of our debt (see Note 20 to the Notes to Consolidated Financial Statements), the principal and accrued interest under the Series 2 Notes also became payable on December 30, 2009. We may be required to repurchase the Notes under certain circumstances, including upon election of the note holders following an event of default as defined in the Notes, upon the incurrence of debt other than permitted indebtedness under the Notes, and upon certain issuances of our capital stock, at a repurchase price equal to the greater of (1) the outstanding principal amount of the Notes purchased, plus all accrued but unpaid interest thereon through the day of payment, and (2) 125% of the average of the closing prices of our common stock for the five days preceding the repurchase date. In September 2006, Pequot notified us that events of default had occurred under the Notes as a result of our non-compliance with the covenant of our senior bank debt, as well as other facts and circumstances that we disputed, and invoked its repurchase right under the Notes. However, shortly after issuance of Pequot’s notice, our then senior lender issued a payment blockage notice to Pequot regarding the Note repurchase that suspended the effectiveness of the Pequot event notice. In December 2006, the Notes were assigned through purchase from Pequot to our new senior lenders and any existing or asserted defaults thereunder were waived by our new senior lenders.

As a result of the restructuring of the Notes and Term Notes in November 2007, (see Note 20 to Notes to Consolidated Financial Statements), the effective interest rate of these debt instruments, in the aggregate, has been reduced from 53% to 31%.

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

See Notes 4, 5, 6 and 20 to the Notes to Consolidated Financial Statements for a detailed discussion of the Optex Initial Acquisition and the related financings and debt.

On December 29, 2006, we amended certain of the agreements with Timothy Looney regarding our Buyer Option to purchase the remaining 30% interest in Optex. In consideration for such amendments, we issued a one-year unsecured subordinated promissory note to Mr. Looney in the principal amount of $400,000, bearing interest at a rate of 11% per annum. In January 2007, we negotiated an amendment to our earnout agreement with Mr. Looney that extended his earnout period to December 2009 and reduced the aggregate maximum earnout to $3.9 million in consideration for a subordinated secured term loan from an entity owned by Mr. Looney providing for advances up to $2.0 million, bearing 10% interest per annum, provided to Optex, which term loan matures on the earlier of February 2009 or sixty days after retirement of our senior debt. At September 30, 2007, there was $2.0 million of debt outstanding under this subordinated secured term loan.

We recently received notices from Mr. Looney claiming that we are in default under our $400,000 one-year unsecured subordinated promissory note with Mr. Looney for the alleged nonpayment of principal and interest and that Optex is in default under its $2 million secured subordinated note with TWL Group, LP, an entity owned by Mr. Looney, for the alleged nonpayment of principal and interest. While we believe Mr. Looney currently is prohibited under a subordination agreement from demanding payment or taking any other action under the $400,000 note due to the existence of a technical default under our senior debt, such circumstances could change, requiring us to pay the scheduled principal and interest that would otherwise be due under the $400,000 note. In addition, TWL Group alleges that the maturity date of Optex’s $2 million note was November 29, 2007 and that principal and interest was due on that date. While we do not agree with TWL Group’s allegations and believe that the maturity date of the $2 million note currently is February 27, 2009, there can be no assurance that TWL Group’s allegations will not be successful. While we believe TWL Group currently would be prohibited under a subordination agreement from demanding payment or taking any other action under the $2 million note due to the existence of a technical default under our senior debt, such circumstances could change, requiring Optex to pay the scheduled principal and interest that would otherwise be due under the $2 million note if TWL Group’s allegations were successful. If circumstances change, requiring us and Optex to repay the scheduled principal and interest under the $400,000 note and the $2 million note, it would place a significant strain on our financial resources, may require us to raise additional funds and may make it difficult to obtain additional financing. If we are unable at such time to repay the scheduled principal and interest under the notes, it could expose us to a variety of remedies available to our senior lenders, including acceleration of the senior debt or foreclosure on our assets and the assets of Optex, and, subject to the subordination agreements, may expose us to any remedies that may be available to Mr. Looney and TWL Group, including acceleration of their notes or TWL Group’s foreclosure on the assets of Optex.

On July 19, 2007, we entered into a Loan Agreement, a Secured Promissory Note (the “Promissory Note”) and an Omnibus Security Interest Acknowledgement with Longview Fund, L.P., one of our existing senior lenders that is an accredited institutional investor (the “Lender”), pursuant to which we closed a short-term non-convertible loan in the present principal amount of $2.1 million (the “Loan”), the proceeds of which were intended principally for general working capital purposes. The Promissory Note bears interest at a rate of 12% per annum, due together with the unpaid principal amount when the Promissory Note matures, which was originally on January 19, 2008, but was extended to December 30, 2009 pursuant to our November 2007 debt restructuring (see Note 20 to the Notes to Consolidated Financial Statements). If we fail to pay the principal and accrued interest within ten days after the maturity date, we will incur a late fee equal to 5% of such amounts.

We did not exercise a right to prepay all of the outstanding principal under the Promissory Note on or prior to August 15, 2007 by paying to the Lender an amount equal to 120% of the principal amount of the Promissory Note, together with accrued but unpaid interest. As a result, the principal amount of the Promissory Note was automatically increased by $100,000 to $2.1 million and we issued the Lender 300,000 shares of the Company’s common stock, in lieu of a $400,000 cash continuation fee for continuing the term of the Promissory Note beyond August 15, 2007, and a five-year Class B Common Stock Purchase Warrant to purchase up to an aggregate of 500,000 shares of the Company’s common stock at an exercise price of $1.46 per share. The exercise price, but not the number of shares issuable, under the Class B Warrant is subject to adjustment in the event of certain dilutive issuances and we will grant the Lender, at the Lender’s election, registration rights, if any, granted in connection with such other dilutive issuance. The Class B Warrant also contains a blocker that would prevent the Lender’s stock ownership at any given time from exceeding 4.99% of our outstanding common stock (which percentage may increase but never above 9.99%).

Deferred Interest.  Pursuant to our November 2007 debt restructuring (see Note 20 to the Notes to Consolidated Financial Statements), all accrued interest on the Term Note, the Notes and the Promissory Note at September 30, 2007 was deferred to a due date of December 30, 2009.

Capital Lease Obligations.  Our outstanding principal balance on our capital lease obligations of $85,300 at September 30, 2007 relate primarily to manufacturing and test equipment at our Costa Mesa, California operations and are included as part of current and non-current liabilities within our consolidated balance sheet.

Operating Lease Obligations.  We have various operating leases covering equipment and facilities located in Costa Mesa, California and Richardson, Texas.

Deferred Compensation.  The Company has a deferred compensation plan, the Executive Salary Continuation Plan (“ESCP”), for select key employees of the Company. Benefits payable under the ESCP are established on the basis of years of service with the Company, age at retirement and base salary, subject to a maximum benefits limitation of $137,000 per year for any individual. The ESCP is an unfunded plan. The recorded liability for future expense under the ESCP is determined based on expected lifetime of participants using Social Security mortality tables and discount rates comparable to that of rates of return on high quality investments providing yields in amount and timing equivalent to expected benefit payments. At the end of each fiscal year, the Company determines the assumed discount rate to be used to discount ESCP liability. The Company considered various sources in making this determination for fiscal 2007, including the Citigroup Pension Liability Index, which at September 30, 2007 was 6.29%. Based on this review, the Company used a 6% discount rate for determining the ESCP liability at September 30, 2007. There are presently two retired executives of the Company who are receiving benefits aggregating $184,700 per annum under the ESCP. Two current executives of the Company are eligible for benefits aggregating $274,000 per annum upon their retirement. As of September 30, 2007, $3,985,200 has been accrued in the accompanying Consolidated Balance Sheet for the ESCP, of which amount $184,700 is a current liability expected to be paid during fiscal 2008. The Company’s financial statements for periods prior to fiscal 2007 have been restated to reflect ESCP liability. See Note 3, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

Other Commitments.  Pursuant to a consulting agreement, at September 30, 2007 we were obligated to pay a success fee of $500,000 to a consulting company, of which one of our directors is the sole owner, in connection with the Initial Acquisition of Optex, which fee is a portion of the total purchase price for the Optex acquisition. See Notes 4 and 12 to our Notes to Consolidated Financial Statements for detailed discussions of the Optex acquisition and the consulting agreement. See Note 20 to the Notes to Consolidated Financial Statements for a discussion of the payment of this obligation in December 2007 as part of a termination and settlement of our obligations under this consulting agreement.

The following table summarizes the Company’s contractual obligations as of September 30, 2007.

	Payments Due By Period
Contractual Obligations	Total	1 Year or Less	2-3 Years	4-5 Years

Long-term debt	$20,795,000	$—	$20,795,000	$—
Short-term note	400,000	400,000	—	—
Deferred interest	1,241,200	—	1,241,200	—
Capital leases	85,300	45,000	40,300	—
Operating leases	1,632,000	1,127,000	504,000	1,000
Executive Salary Continuation Plan liability(1)	1,108,200	184,700	554,100	369,400

(1)	Executive Salary Continuation Plan obligations could increase in periods shown through additional retirements or decrease through death of existing retirees. Amounts shown only include payments to existing retirees.

We believe, but cannot guarantee, that our government-funded research and development contract business will improve in fiscal 2008, and will therefore generate increased liquidity through both improved gross operating margins and the recovery of indirect costs as permitted under our government contracts. This belief stems from our visibility into budgetary decisions of various government agencies and our present backlog. We also believe that our revenues from product sales will be greater in fiscal 2008, as compared to fiscal 2007, largely due to the size of our backlog for Optex’s products entering the new fiscal year. We further believe that these increased product sales are likely to contribute positively to our cash provided by operations. At September 30, 2007, our funded backlog was approximately $52.7 million, approximately $46.3 million of which related to Optex’s business. We expect that a substantial portion of our funded backlog at September 30, 2007 will result in revenue recognized in fiscal 2008. In addition, our government research and development contracts typically include unfunded backlog, which is funded when the previously funded amounts have been expended. As of September 30, 2007, our total backlog, including unfunded portions, was approximately $57.0 million.

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

We currently believe that our working capital and liquidity at September 30, 2007, reflecting the restructuring of our debt in November 2007 and in concert with anticipated proceeds from modest financing activities, will be adequate to support our existing operations for our foreseeable plans for at least the next twelve months. However, ramping up the Optex supply chain to fulfill its funded backlog may require additional working capital and there may be product sales growth opportunities in this interval that could place demands on our working capital that would require substantial additional external infusion of working capital through equity or debt financings. We cannot guarantee that either modest or substantial financings would be available on a timely basis, or on acceptable terms, or at all.

Stock Based Compensation

As discussed in Note 1 to our Notes to Consolidated Financial Statements included in this report, effective October 3, 2005, we adopted SFAS 123(R), which resulted in our recognition of stock option-based compensation for fiscal 2007 and fiscal 2006 as an element of our aggregate stock based compensation. Our aggregate stock based compensation for fiscal 2007 and fiscal 2006 was attributable to the following:

	Fiscal 2007	Fiscal 2006

Cost of contract research and development revenue	$108,000	$220,000
General and administrative expense	354,600	188,800

	$462,600	$408,800

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

We adopted SFAS 123(R) using the modified prospective method. Under this transition method, compensation costs recognized in fiscal 2006 and fiscal 2007 includes: (i) compensation cost for all share-based payments granted prior to, but not yet earned as of October 3, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (ii) compensation cost for all share-based payments granted subsequent to October 2, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). In accordance with the modified prospective method, results for the corresponding periods of fiscal 2005 have not been restated, and we will continue to disclose the pro forma effect of option grants on net earnings and net earnings per share in our financial statement footnote disclosures.

We also will continue to account for equity instruments issued to persons other than our employees and directors (“non-employees”) in accordance with the provisions of SFAS 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. All transactions in which goods or services are the consideration received for equity instruments issued to non-employees are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of any such equity instrument is the earliest to occur of (i) the date on which the third-party performance is complete, (ii) the date on which it is probable that performance will occur, or (iii) if different, the date on which the compensation has been earned by the non-employee. During fiscal 2007, we issued 50,000 shares of our common stock, valued at $102,500, to non-employees to pay legal expenses incurred in connection with our December 2006 debt refinancing, and a warrant to purchase 200,000 unregistered shares of our common stock, valued at $96,000, to a non-employee as partial consideration for investor relations services.

We have historically issued stock options to employees and outside directors whose only condition for vesting were continued employment or service during the related vesting period. Typically, the vesting period has been up to four years for employee awards and immediate vesting for director awards, although awards have sometimes been granted with two year vesting periods. We have recently begun issuing nonvested stock grants to new employees and outside directors. The typical restriction period for such grants is three years. We may impose other performance criteria for the vesting of options or nonvested stock granted in the future.

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

For fiscal 2007, stock-based compensation included compensation costs attributable to such period for those options that were not fully vested upon adoption of SFAS 123(R), compensation costs for options and non-vested stock grants that were awarded during the period, prorated from the date of award to September 30, 2007, adjusted for estimated forfeitures in accordance with SFAS 123(R) and compensation costs for vested stock grants made during the respective periods. An option to purchase 50,000 shares of our common stock was granted to an officer during fiscal 2007. During fiscal 2007, there were awards of 220,200 shares of nonvested stock, net of 1,000 shares forfeited, granted to employees and directors. During fiscal 2007, there were awards of 189,600 shares of vested stock granted to employees and directors.

The method we employ to calculate stock-based compensation is consistent with the method used to compute stock-based compensation under SFAS 123, except that under SFAS 123(R), we are required to estimate expected forfeitures, rather than adjusting for forfeitures when they occur as required under SFAS 123. We have estimated forfeitures to be 7%, which reduced stock-based compensation cost by $9,500 in fiscal 2007.

At September 30, 2007, the total compensation costs related to nonvested option awards not yet recognized was $26,400. The weighted-average remaining vesting period of nonvested options at September 30, 2007 was 0.9 years.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

The financial statements, together with the report thereon of Grant Thornton LLP dated January 14, 2008, as listed under Item 15, appear in a separate section of this report beginning on page F-1.

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

(b) Changes to Internal Control over Financial Reporting.  Our fiscal 2005 audit identified an error in our SFAS 123 stock option disclosures that had not been detected in our initial fiscal 2005 financial statement close process, resulting in an adjustment to both the fiscal 2005 and fiscal 2004 footnote disclosures. As we have continued to grow, the volume of routine transactions, including option and stock grants to employees and service providers, has grown significantly. Additionally, we have recently entered into complex transactions including, but not limited to: the Optex acquisition, other long-term contracts and financing transactions. Such transactions, as well as others, and the increasing volume of routine transactions, have created increased burdens upon our financial and accounting staff, particularly when they occur in schedule proximity to our financial statement close process as was the case with the Optex acquisition and the refinancing of our debt in December 2006. As a result, during the financial statement close process for fiscal 2005 and both the quarterly and annual financial close processes of fiscal 2006, we did not have sufficient internal resources to monitor financial accounting standards and to maintain controls to appropriately interpret, implement and review the application of new financial accounting standards, reporting requirements, and the completeness and correctness of disclosures in accordance with GAAP and the SEC’s rules and regulations. The absence of such controls over financial reporting constituted a material weakness in internal control that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As part of our remediation plan with respect to this material weakness, we hired a new Corporate Controller in the third quarter of fiscal 2006 and a new Assistant Controller in the fourth quarter of fiscal 2006. We also changed our internal controls to take advantage of these new resources. However, these steps did not fully remediate the above identified material weakness in our fiscal 2006 and fiscal 2007 financial close process. We believe that we have begun to remediate these material weaknesses through the additions to our financial staff discussed above and the implementation of additional controls in our fiscal 2007 financial close process, but have not yet fully remediated the material weaknesses as of September 30, 2007, as evidenced by significant post closing adjustments recorded by us, including those related to our restatement associated with initial recording of our ESCP liability. We believe that we will have to further strengthen our financial resources if we undertake the additional growth that we have stated that we seek or if we consummate further complex transactions. We cannot guarantee that our actions in the future will be sufficient to accommodate possible future growth or complex transactions that could create other material weaknesses.

In addition to the material weakness discussed above, during the second, third and fourth quarters of fiscal 2006 and in fiscal 2007, the accounting and financial reporting and control structure of Optex was still in a transitional state from that of a family-owned business, with related party management and limited segregation of duties, to that required for a publicly reporting entity. The lack of segregation of duties often resulted in the same individual (or family member) performing two or more of the following functions: Initiation and authorization of transactions; recording of transactions; and custody of financial assets. The lack of segregation of duties at Optex also prevented us from satisfying important control objectives, such as authorization, completeness and accuracy, and reconciliation of accounting transactions and information. In itself, this status can be deemed to constitute a material weakness that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result, during the second, third and fourth quarters of fiscal 2006 and in fiscal 2007, the combination of the transitional status of Optex with the limited internal resources of our corporate operation to separately monitor and control Optex’s operations constituted a material weakness in our internal controls that resulted in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The enhancement of our corporate accounting and financial management in the third and fourth quarters of fiscal 2006, and the retention of additional financial and management personnel for our Optex subsidiary did not fully remediate this latter material weakness by the financial close process of fiscal 2006 or fiscal 2007. During the fourth quarter of fiscal 2006, we began to employ various procedures to segregate certain financial operations at Optex and implemented a plan to integrate and formalize the accounting and close process of Optex with that of our corporate accounting and close processes at our Costa Mesa facility. However, these actions have not yet fully remediated the related material weaknesses at Optex. We cannot guarantee that future measures we may take will be sufficient to remediate the identified material weaknesses related to Optex or others that may be subsequently identified.

In addition to the period-end close, segregation of duties and monitoring control material weaknesses discussed above, we had material weaknesses in fiscal 2006 related to the lack of: (1) reconciliations of significant accounts on a monthly or even quarterly basis; (2) sufficient activity-level controls, including proper approval and authorization, related to the existence and valuation assertions in the Optex inventory purchasing cycle; (3) sufficient activity-level controls related to the recognition and cut-off of revenues at the Optex subsidiary; (4) sufficient activity-level and monitoring controls over the construction and transfer of capital assets to satisfy the existence and valuation assertions, and; (5) sufficient activity-level and monitoring controls to satisfy the completeness, valuation and presentation and disclosure assertions within the income tax cycle. We believe that we have remediated these material weaknesses, except for item (2), through the additions to our financial staff discussed above and the implementation of additional controls in our fiscal 2007 financial close process.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

(a) Identification of Directors.

The information under the captions “Proposal One:  Election of Directors” and “Corporate Governance, Board Composition and Board Committees,” appearing in our proxy statement for our 2008 annual meeting of stockholders, is hereby incorporated by reference.

(b) Identification of Executive Officers and Certain Significant Employees.

The information under the caption “Executive Officers,” appearing in our proxy statement for our 2008 annual meeting of stockholders, is hereby incorporated by reference.

(c) Compliance with Section 16(a) of the Exchange Act.

The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” appearing in our proxy statement for our 2008 annual meeting of stockholders, is hereby incorporated by reference.

(d) Code of Ethics.

The Company has adopted a code of ethics and conduct that applies to all of its employees including its principal executive officer, its principal financial and accounting officer, and all members of its finance department performing similar functions. The full text of the Company’s code of ethics and conduct is posted on the Company’s website at http://www.irvine-sensors.com under the Investors section. The Company intends to disclose future amendments to certain provisions of the Company’s code of ethics and conduct, or waivers of such provisions, applicable to the Company’s directors and executive officers, at the same location on the Company’s website identified above. The inclusion of the Company’s website address in this report does not include or incorporate by reference the information on the Company’s website into this report.

Upon request, the Company will provide without charge to any person who so requests, a copy of its code of ethics and conduct. Requests for such copies should be submitted to the Corporate Secretary, at Irvine Sensors Corporation, 3001 Red Hill Avenue, Bldg. 4-108, Costa Mesa, California or by telephone at (714) 549-8211.

(e) Corporate Governance.

The information under the caption “Corporate Governance, Board Composition and Board Committees”, appearing in our proxy statement for our 2008 annual meeting of stockholders, is hereby incorporated by reference.

Item 11.	Executive Compensation

The information under the captions “Compensation Disclosure and Analysis,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report,” appearing in our proxy statement for our 2008 annual meeting of stockholders, is hereby incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the captions “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Securities Authorized for Issuance Under Equity Compensation Plans,” appearing in our proxy statement for our 2008 annual meeting of stockholders, is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

(a) Certain Relationships and Related Transactions

The information under the caption “Certain Relationships and Related Person Transactions” appearing in our proxy statement for our 2008 annual meeting of stockholders, is hereby incorporated by reference.

(b) Director Independence

The information under the captions “Proposal One:  Election of Directors” and “Corporate Governance, Board Composition and Board Committees,” appearing in our proxy statement for our 2008 annual meeting of stockholders, is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services

The information under the caption “Principal Accountant Fees and Services,” and “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors,” appearing in our proxy statement for our 2008 annual meeting of stockholders, is hereby incorporated by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	(1) Financial Statements

See Index to Consolidated Financial Statements on page F-1

(2)	Financial Statement Schedules:

Schedule II, Valuation and Qualifying Accounts, is filed as part of this Form 10-K on page F-45. All other schedules have been omitted because they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits

The following is a list of the exhibits encompassed in this Annual Report on Form 10-K:

Exhibit
Number		Exhibit Description

2.1		Stock Purchase Agreement dated December 30, 2005 by and among the Company, Timothy Looney and Optex Systems, Inc.(1)
2.2		Amendment to Stock Purchase Agreement dated December 29, 2006 by and among the Company, Timothy Looney and the Company’s subsidiary Optex Systems, Inc.(2)
2.3		Amendment to Buyer Option Agreement dated December 29, 2006 by and between the Company and Timothy Looney.(3)
2.4		Second Amendment to Stock Purchase Agreement dated January 17, 2007 by and among the Company, Timothy Looney and the Company’s subsidiary Optex Systems, Inc.(4)
3.1		Certificate of Incorporation of the Registrant, as amended and currently in effect(5)
3.2		By-laws, as amended and currently in effect(6)
10	.1*	2000 Non-Qualified Stock Option Plan(7)
10	.2*	2001 Stock Option Plan(8)
10	.3*	2001 Non-Qualified Stock Option Plan(9)
10	.4*	2001 Compensation Plan, as amended December 13, 2001(10)
10	.5*	2003 Stock Incentive Plan as amended March 1, 2005(11)
10	.6*	Deferred Compensation Plan(12)
10	.7*	2006 Omnibus Incentive Plan(13)
10	.8*	Executive Salary Continuation Plan, as amended and restated December 26, 2007(14)
10.9		Consulting Agreement by and among the Company, CTC Aero, LLC and Chris Toffales, as amended and restated December 30, 2005(15)
10.10		Employment Agreement dated December 30, 2005 between the Company and Timothy Looney(16)
10.11		Non-Competition Agreement dated December 30, 2005 between the Company and Timothy Looney(17)
10.12		Registration Rights Agreement dated December 30, 2005 between the Company and Timothy Looney(18)
10.13		Securities Purchase Agreement dated December 30, 2005 by and among the Company and the Purchasers listed on the signature pages thereto(19)
10.14		Amendment to Securities Purchase Agreement dated March 31, 2006 by and between the Company and Pequot Private Equity Fund III, L.P. and Pequot Offshore Private Equity Partners III, L.P.(20)
10.15		Form of Series 1 Senior Subordinated Secured Convertible Note and schedule of omitted material details thereto(21)
10.16		Form of Series 2 Senior Subordinated Secured Convertible Note and schedule of omitted material details thereto(22)
10.17		Form of Series 1 Warrant to Purchase Common Stock and schedule of omitted material details thereto(23)
10.18		Form of Series 2 Warrant to Purchase Common Stock and schedule of omitted material details thereto(24)

Exhibit
Number	Exhibit Description

10.19	Security Agreement dated December 30, 2005 between the Company and the Purchasers listed on the signature pages thereto(25)
10.20	Subsidiary Security Agreement dated December 30, 2005 between the Company’s subsidiary Optex Systems, Inc. and the Purchasers listed on the signature pages thereto(26)
10.21	Subsidiary Guaranty dated December 30, 2005 between the Company’s subsidiary Optex Systems, Inc. and the Purchasers listed on the signature pages thereto(27)
10.22	Form of Indemnification Agreement between the Registrant and its directors and officers(28)
10.23	Lease Agreement for premises at 3001 Red Hill Avenue, Bldg. 3, Costa Mesa, California, effective October 1, 2003(29)
10.24	Lease Agreement for premises at 3001 Red Hill Avenue, Bldg. 4, Suite 200, Costa Mesa, California, effective October 1, 2003(30)
10.25	Lease Agreement for premises at 3001 Red Hill Avenue, Bldg. 4, Suite 109, Costa Mesa, California, effective October 1, 2003(31)
10.26	Government Contract FA8650-06-C-7626, dated May 9, 2006(32)
10.27	Amendment to Escrow Agreement dated December 29, 2006 by and among the Company, Optex and Wells Fargo Bank, N.A.(33)
10.28	Term Loan and Security Agreement dated December 29, 2006 by and between the Company and the Investors listed on the signature pages thereto.(34)
10.29	Term Note dated December 29, 2006 issued by the Company to Longview Fund, LP.(35)
10.30	Term Note dated December 29, 2006 issued by the Company to Alpha Capital Anstalt.(36)
10.31	Intellectual Property Security Agreement dated December 29, 2006 between the Company and the Investors.(37)
10.32	Intellectual Property Security Agreement dated December 29, 2006 between the Company’s subsidiary Optex Systems, Inc. and the Investors.(38)
10.33	Unconditional Guaranty dated December 29, 2006 between the Company’s subsidiary Optex Systems, Inc. and the Investors.(39)
10.34	Third Party Security Agreement dated December 29, 2006 between the Company’s subsidiary Optex Systems, Inc. and the Investors.(40)
10.35	Subscription Agreement dated December 29, 2006 by and among the Company and the Investors listed on the signature pages thereto.(41)
10.36	Registration Rights Agreement dated December 29, 2006 by and among the Company and the Investors listed on the signature pages thereto.(42)
10.37	Class A Warrant to Purchase Common Stock dated December 29, 2006 issued by the Company to Longview Fund, LP.(43)
10.38	Class A Warrant to Purchase Common Stock dated December 29, 2006 issued by the Company to Alpha Capital Anstalt.(44)
10.39	Unsecured Subordinated Promissory Note dated December 29, 2006 issued by the Company to Timothy Looney.(45)
10.40	Assignment, dated December 29, 2006, of Series 1 and Series 2 Senior Subordinated Secured Convertible Notes dated December 30, 2005 between the Company and the Investors (the “Assignment Agreement”).(46)
10.41	Addendum to Assignment Agreement, dated December 29, 2006, between Pequot and the Investors.(47)
10.42	Settlement Agreement and Mutual Release dated December 29, 2006 between the Company and Pequot.(48)
10.43	Letter Agreement dated December 28, 2006 between the Company and Pequot.(49)
10.44	Secured Subordinated Revolving Promissory Note dated January 17, 2007 issued by the Company’s subsidiary Optex Systems, Inc. to TWL Group, LP.(50)

Exhibit
Number		Exhibit Description

10.45		Subordinated Security Agreement dated January 17, 2007 between TWL Group, LP and the Company’s subsidiary Optex Systems, Inc.(51)
10	.46*	Form of Stock Appreciation Rights Agreement (Stock Settled) under the Company’s 2006 Omnibus Incentive Plan.(52)
10	.47*	Form of Non-Incentive Stock Option Agreement under the Company’s 2006 Omnibus Incentive Plan(53)
10	.48*	Form of Incentive Stock Option Agreement under the Company’s 2006 Omnibus Incentive Plan.(54)
10	.49*	Form of Restricted Stock Unit Agreement under the Company’s 2006 Omnibus Incentive Plan(55)
10	.50*	Form of Restricted Stock Award Agreement under the Company’s 2006 Omnibus Incentive Plan(56)
10.51		Letter Agreement dated March 30, 2007 from Longview Fund, L.P. and Alpha Capital Anstalt.(57)
10.52		Loan Agreement dated July 19, 2007 by and between the Company and Longview Fund, L.P.(58)
10.53		Secured Promissory Note dated July 19, 2007 issued by the Company and Longview Fund, L.P.(59)
10.54		Omnibus Security Interest Acknowledgement dated July 19, 2007 by and among the Company, its subsidiary Optex Systems, Inc., and Longview Fund, L.P.(60)
10.55		Unconditional Guaranty dated July 19, 2007 by and between the Company’s subsidiary Optex Systems, Inc. and Longview Fund, L.P.(61)
10.56		Consent and Waiver of Alpha Capital Anstalt dated July 19, 2007.(62)
10.57		Collateral Agent Agreement dated July 19, 2007 by and among, the Company, the Company’s subsidiary Optex Systems, Inc., Longview Fund, L.P., Alpha Capital Anstalt and S. Michael Rudolph.(63)
10.58		Alpha Capital and Longview Term Loan Interest Waiver Letter dated July 19, 2007.(64)
10.59		Alpha Capital and Longview Convertible Note Interest Waiver Letter dated July 19, 2007.(65)
10.60		Class B Warrant dated August 15, 2007 issued by the Company to Longview Fund, L.P.(66)
10.61		Registration Rights Purchase Agreement dated November 28, 2007 among the Company, Longview, Alpha Capital Anstalt, Jolie G. Kahn and Barbara Mittman.(67)
10.62		September 2007 Amendment of July 2007 Secured Promissory Note effective September 30, 2007 between the Company and Longview.(68)
10.63		September 2007 Amendment of Series 2 Notes effective September 30, 2007 between the Company and Longview.(69)
10.64		September 2007 Amendment of December 2006 Term Notes effective September 30, 2007 among the Company, Longview and Alpha.(70)
10.65		Amendment of Series 1 Notes issued by the Company and held by Longview Fund, L.P. and Alpha Capital Anstalt, effective September 30, 2007.(71)
10.66		Secured Promissory Note (Restructuring) dated November 28, 2007 issuable to Longview, together with restructuring letter agreement dated November 28, 2007.(72)
10.67		Secured Promissory Note (Restructuring) dated November 28, 2007 issuable to Alpha, together with restructuring letter agreement dated November 28, 2007.(73)
10.68		Contingent Secured Promissory Note (Buyout) dated November 28, 2007 issuable to Longview Fund, L.P.(74)
10.69		Contingent Secured Promissory Note (Buyout) dated November 28, 2007 issuable to Alpha Capital Anstalt.(75)
10.70		Consulting Termination Agreement and Release dated December 28, 2007 between the Company and Christos Michael Toffales and CTC Aero, LLC.
21.1		Subsidiaries of the Registrant
23.1		Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm
31.1		Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Exhibit Description

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(1)	Incorporated by reference to Exhibit 2.1 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(2)	Incorporated by reference to Exhibit 2.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(3)	Incorporated by reference to Exhibit 2.2 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(4)	Incorporated by reference to Exhibit 2.5 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2006.

(5)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003.

(6)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on September 21, 2007.

(7)	Incorporated by reference to Exhibit 10.5 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2002.

(8)	Incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement for the March 7, 2001 Annual Meeting of Stockholders, filed February 9, 2001.

(9)	Incorporated by reference to Exhibit 99 filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-102284), filed December 31, 2002.

(10)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-76756), filed January 15, 2002.

(11)	Incorporated by reference to Exhibit 99 filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-124868), filed May 12, 2005.

(12)	Incorporated by reference to Exhibit 10.9 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 2004.

(13)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed July 5, 2006.

(14)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Current Report on Form 8-K filed December 31, 2007.

(15)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(16)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(17)	Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(18)	Incorporated by reference to Exhibit 10.5 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(19)	Incorporated by reference to Exhibit 10.6 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(20)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on April 4, 2006.

(21)	Incorporated by reference to Exhibit 10.7 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(22)	Incorporated by reference to Exhibit 10.8 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(23)	Incorporated by reference to Exhibit 10.9 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(24)	Incorporated by reference to Exhibit 10.10 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(25)	Incorporated by reference to Exhibit 10.14 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2006.

(26)	Incorporated by reference to Exhibit 10.15 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2006.

(27)	Incorporated by reference to Exhibit 10.16 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2006.

(28)	Incorporated by reference to Exhibit 10.9 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2000.

(29)	Incorporated by reference to Exhibit 10.18 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003.

(30)	Incorporated by reference to Exhibit 10.19 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003.

(31)	Incorporated by reference to Exhibit 10.20 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003.

(32)	Incorporated by reference to Exhibit 10.39 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2006.

(33)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(34)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(35)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(36)	Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(37)	Incorporated by reference to Exhibit 10.5 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(38)	Incorporated by reference to Exhibit 10.6 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(39)	Incorporated by reference to Exhibit 10.7 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(40)	Incorporated by reference to Exhibit 10.8 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(41)	Incorporated by reference to Exhibit 10.9 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(42)	Incorporated by reference to Exhibit 10.10 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(43)	Incorporated by reference to Exhibit 10.11 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(44)	Incorporated by reference to Exhibit 10.12 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(45)	Incorporated by reference to Exhibit 10.13 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(46)	Incorporated by reference to Exhibit 10.14 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(47)	Incorporated by reference to Exhibit 10.15 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(48)	Incorporated by reference to Exhibit 10.16 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(49)	Incorporated by reference to Exhibit 10.17 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(50)	Incorporated by reference to Exhibit 10.57 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2006.

(51)	Incorporated by reference to Exhibit 10.58 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2006.

(52)	Incorporated by reference to Exhibit 10.59 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2007.

(53)	Incorporated by reference to Exhibit 10.60 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2007.

(54)	Incorporated by reference to Exhibit 10.61 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2007.

(55)	Incorporated by reference to Exhibit 10.62 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2007.

(56)	Incorporated by reference to Exhibit 10.63 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2007.

(57)	Incorporated by reference to Exhibit 10.64 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2007.

(58)	Incorporated by reference to Exhibit 10.65 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on July 25, 2007.

(59)	Incorporated by reference to Exhibit 10.66 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on July 25, 2007.

(60)	Incorporated by reference to Exhibit 10.67 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on July 25, 2007.

(61)	Incorporated by reference to Exhibit 10.68 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on July 25, 2007.

(62)	Incorporated by reference to Exhibit 10.69 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on July 25, 2007.

(63)	Incorporated by reference to Exhibit 10.70 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on July 25, 2007.

(64)	Incorporated by reference to Exhibit 10.71 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on July 25, 2007.

(65)	Incorporated by reference to Exhibit 10.72 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on July 25, 2007.

(66)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on August 17, 2007.

(67)	Incorporated by reference to Exhibit 10.74 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on November 30, 2007.

(68)	Incorporated by reference to Exhibit 10.75 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on November 30, 2007.

(69)	Incorporated by reference to Exhibit 10.76 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on November 30, 2007.

(70)	Incorporated by reference to Exhibit 10.77 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on November 30, 2007.

(71)	Incorporated by reference to Exhibit 10.78 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on November 30, 2007.

(72)	Incorporated by reference to Exhibit 10.79 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on November 30, 2007.

(73)	Incorporated by reference to Exhibit 10.80 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on November 30, 2007.

(74)	Incorporated by reference to Exhibit 10.81 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on November 30, 2007.

(75)	Incorporated by reference to Exhibit 10.82 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on November 30, 2007.

* Denotes management contract or compensatory plan or arrangement

(b)	Exhibits

The exhibits filed as part of this report are listed in Item 15(a)(3) of this Form 10-K.

(c)	Financial Statement Schedules

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
Dated: January 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ John C. Carson	/s/ John J. Stuart, Jr.
John C. Carson Chief Executive Officer, President and Director (Principal Executive Officer) Dated: January 14, 2008	John J. Stuart, Jr. Chief Financial Officer and Secretary (Principal Financial and Chief Accounting Officer) Dated: January 14, 2008

/s/ Mel R. Brashears	/s/ Marc Dumont
Mel R. Brashears, Chairman of the Board Dated: January 14, 2008	Marc Dumont, Director Dated: January 14, 2008

/s/ Thomas M. Kelly	/s/ Clifford Pike
Thomas M. Kelly, Director Dated: January 14, 2008	Clifford Pike, Director Dated: January 14, 2008

/s/ Frank Ragano	/s/ Robert G. Richards
Frank Ragano, Director Dated: January 14, 2008	Robert G. Richards, Director Dated: January 14, 2008

IRVINE SENSORS CORPORATION

Irvine Sensors Corporation

Consolidated Balance Sheets

		October 1, 2006
	September 30, 2007	As Restated(1)

Assets
Current assets:
Cash and cash equivalents	$1,442,300	$582,800
Restricted cash	39,600	42,800
Accounts receivable, net of allowance for doubtful accounts of $15,000 and $131,000, respectively	3,614,600	4,102,100
Unbilled revenues on uncompleted contracts	1,289,300	1,908,500
Inventory, net	7,011,500	6,735,100
Prepaid expenses and other current assets	74,100	120,900

Total current assets	13,471,400	13,492,200
Property and equipment, net	5,771,400	5,537,900
Intangible assets, net	2,880,400	2,948,800
Goodwill	11,633,500	9,103,600
Deferred costs	587,200	295,500
Deposits	86,500	117,800

Total assets	$34,430,400	$31,495,800

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,949,900	$5,269,700
Accrued expenses	2,638,700	1,990,700
Success fee payable to related party	500,000	500,000
Accrued estimated loss on contracts	1,577,400	68,300
Advance billings on uncompleted contracts	378,100	181,600
Deferred revenue	156,500	144,100
Settlement fee payable	—	1,250,000
Income taxes payable	31,400	205,800
Net deferred tax liabilities	—	485,800
Promissory note payable — related party	400,000	—
Capital lease obligations — current portion	40,300	70,000

Total current liabilities	11,672,300	10,166,000
Note payable — senior term, net of discounts	7,223,000	6,031,600
Notes payable — convertible, net of discounts	2,111,300	8,998,800
Promissory note payable — other, net of discounts	1,535,000	—
Subordinated term loan — related party	2,000,000	—
Deferred interest	1,241,200	—
Executive Salary Continuation Plan liability (Note 3)	3,800,500	3,933,600
Capital lease obligations, less current portion	45,000	49,100
Minority interest in consolidated subsidiaries	324,800	2,105,100

Total liabilities	29,953,100	31,284,200

Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.01 par value, 80,000,000 shares authorized; 26,842,900 and 19,965,900 shares issued and outstanding, respectively	268,400	199,700
Common stock warrants; 6,144,900 and 2,227,100 warrants outstanding, respectively	—	—
Deferred stock-based compensation	(299,700)	—
Common stock held by Rabbi Trust	(1,115,100)	(939,000)
Deferred compensation liability	1,115,100	939,000
Paid-in capital	151,163,600	124,535,800
Accumulated deficit	(146,655,000)	(124,523,900)

Total stockholders’ equity	4,477,300	211,600

	$34,430,400	$31,495,800

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements

See Accompanying Notes to Consolidated Financial Statements

Irvine Sensors Corporation

Consolidated Statements of Operations

	Fiscal Year Ended
		October 1,	October 2,
	September 30,	2006	2005
	2007	As Restated(1)	As Restated(1)

Revenues:
Contract research and development revenue	$17,137,700	$16,503,700	$20,664,300
Product sales	18,617,100	14,263,200	2,287,700
Other revenue	29,800	58,800	97,000

Total revenues	35,784,600	30,825,700	23,049,000

Cost and expenses:
Cost of contract research and development revenue	13,550,100	13,588,500	15,310,100
Cost of product sales	19,851,700	12,830,800	1,944,100
General and administrative expense	12,080,800	9,605,700	6,434,100
Research and development expense	1,119,800	353,700	829,500

Total costs and expenses	46,602,400	36,378,700	24,517,800

Loss from operations	(10,817,800)	(5,553,000)	(1,468,800)
Interest expense	(7,162,900)	(1,226,000)	(43,000)
Loss on extinguishment of debt	(4,398,000)	—	—
Settlement fee on debt default	—	(1,250,000)	—
Other expense	—	(317,800)	(94,800)
Gain (loss) on disposal and impairment of assets	4,700	1,100	(5,800)
Interest and other income	6,300	26,400	13,100

Loss from continuing operations before minority interest and provision for income taxes	(22,367,700)	(8,319,300)	(1,599,300)
Minority interest in loss of subsidiaries	85,100	2,700	9,100
Benefit (provision) for income taxes	151,500	(34,100)	(16,100)

Loss from continuing operations	(22,131,100)	(8,350,700)	(1,606,300)
Discontinued operations:
Loss from operations of discontinued subsidiary	—	—	(55,400)
Loss on abandonment of assets	—	—	(121,900)

Loss from discontinued operations	—	—	(177,300)

Net loss	$(22,131,100)	$(8,350,700)	$(1,783,600)

Basic and diluted net loss per share information:
From continuing operations	$(0.91)	$(0.43)	$(0.09)
From discontinued operations	(0.00)	(0.00)	(0.01)

Basic and diluted net loss per common share	$(0.91)	$(0.43)	$(0.10)

Weighted average number of shares outstanding	24,363,700	19,595,800	18,392,500

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements

See Accompanying Notes to Consolidated Financial Statements

Irvine Sensors Corporation

Consolidated Statement of Stockholders’ Equity

	Common Stock		Common Stock	Deferred			Total
	Shares Issued		Warrants Issued	Stock-based	Paid-in	Accumulated	Stockholders’
	Number	Amount	Number	Compensation	Capital	Deficit	Equity

Balance at October 3, 2004 (as previously reported)	17,806,300	$178,100	1,508,100	$—	$118,285,100	$(110,127,100)	$8,336,100

Adjustments to opening stockholders’ equity	—	—	—	—	—	(4,262,500)	(4,262,500)

Balance at October 3, 2004, as restated(1)	17,806,300	178,100	1,508,100	—	118,285,100	(114,389,600)	4,073,600
Common stock issued to employee retirement plans	513,700	5,100	—	—	1,141,800	—	1,146,900
Common stock issued to pay operating expenses	1,400	—	—	—	2,900	—	2,900
Common stock options exercised	128,900	1,300	—	—	184,100	—	185,400
Common stock warrants exercised	219,400	2,200	(219,400)	—	217,200	—	219,400
Common stock warrants expired	—	—	(54,800)	—	—	—	—
Net loss, as restated(1)	—	—	—	—	—	(1,783,600)	(1,783,600)

Balance at October 2, 2005, as restated(1)	18,669,700	186,700	1,233,900	—	119,831,100	(116,173,200)	3,844,600
Common stock issued to employee retirement plans	605,600	6,100	—	(1,437,000)	1,430,900	—	—
Common stock issued to pay operating expenses	41,300	400	—	—	97,300	—	97,700
Common stock issued to pay interest	77,000	800	—	—	174,200	—	175,000
Common stock options exercised	328,900	3,300	—	—	626,200	—	629,500
Common stock warrants exercised	213,900	2,100	(213,900)	—	329,500	—	331,600
Common stock warrants issued	—	—	1,346,100	—	1,638,100	—	1,638,100
Common stock warrants expired	—	—	(139,000)	—	—	—	—
Nonvested stock issued as compensation	29,500	300	—	—	(300)	—	—
Amortization of deferred stock-based compensation	—	—	—	1,437,000	9,000	—	1,446,000
Stock-based compensation expense	—	—	—	—	399,800	—	399,800
Net loss, as restated(1)	—	—	—	—	—	(8,350,700)	(8,350,700)

Balance at October 1, 2006, as restated(1)	19,965,900	199,700	2,227,100	—	124,535,800	(124,523,900)	211,600
Common stock issued to employee retirement plans	700,000	7,000	—	(1,435,000)	1,428,000	—	—
Common stock and warrants issued to pay operating expenses	50,000	500	200,000	—	198,000	—	198,500
Stock-based compensation expense — vested stock	189,600	1,900	—	—	272,400	—	274,300
Common stock options exercised	182,600	1,700	—	—	253,600	—	255,300
Common stock warrants exercised	1,346,100	13,500	(1,346,100)	—	1,736,500	—	1,750,000
Common stock warrants issued	—	—	3,500,000	—	4,635,000	—	4,635,000
Additional common stock warrants issued under anti-dilution provisions	—	—	1,863,900	—	2,950,000	—	2,950,000
Common stock warrants expired	—	—	(300,000)	—	—	—	—
Common stock issued to pay cash continuation fee	300,000	3,000	—	—	397,000	—	400,000
Common stock issued to purchase 30% of Optex	2,692,300	26,900	—	—	5,438,500	—	5,465,400
Common stock issued to convert debt	1,196,200	12,000	—	—	1,543,000	—	1,555,000
Stock-based compensation expense — options	—	—	—	—	125,800	—	125,800
Amortization of deferred stock-based compensation	—	—	—	62,500	—	—	62,500
Beneficial conversion feature in convertible notes	—	—	—	—	7,290,000	—	7,290,000
Issuance of nonvested stock	220,200	2,200	—	(362,200)	360,000	—
Amortization of employee retirement plan contributions	—	—	—	1,435,000	—	—	1,435,000
Net loss	—	—	—	—	—	(22,131,100)	(22,131,100)

Balance at September 30, 2007	26,842,900	$268,400	6,144,900	$(299,700)	$151,163,600	$(146,655,000)	$4,477,300

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements

See Accompanying Notes to Consolidated Financial Statements

Irvine Sensors Corporation

Consolidated Statements of Cash Flows

	Fiscal Year Ended
			October 1, 2006		October 2, 2005
	September 30, 2007		As Restated (1)		As Restated(1)

Cash flows from operating activities:
Net loss		$(22,131,100)		$(8,350,700)		$(1,783,600)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Depreciation and amortization	$3,083,700		$2,863,600		$1,735,000
Provision for allowance for inventory valuation	1,086,000		809,200		—
Non-cash interest expense	4,971,000		409,600		—
Deferred income taxes	—		(208,000)		—
Change in fair value of derivative instrument	—		317,800		—
Non-cash extinguishment of debt expense	4,062,700		—		—
Non-cash employee retirement plan contributions	1,435,000		1,437,000		1,120,000
(Gain) loss on disposal and impairment of assets	(4,700)		(1,100)		5,800
Minority interest in net loss of subsidiaries	(85,100)		(2,700)		(9,100)
Common stock and warrants issued to pay operating expenses	198,500		97,700		2,900
Non-cash stock-based compensation	462,600		408,800		—
Non-cash transfer of fixed assets to contract expense	—		—		108,500
Decrease (increase) in accounts receivable	487,500		(720,100)		84,900
Decrease (increase) in unbilled revenues on uncompleted contracts	619,200		60,300		(1,038,200)
Increase in inventory	(1,172,600)		(1,254,100)		(239,900)
Decrease in prepaid expenses and other current assets	46,800		36,000		51,000
Increase (decrease) in other assets	31,300		(6,500)		(1,700)
Increase in accounts payable and accrued expenses	2,359,000		2,627,000		685,100
(Payment) accrual of settlement fee for debt refinancing	(1,250,000)		1,250,000		—
Increase (decrease) in accrued estimated loss on contracts	1,509,100		42,100		(8,400)
(Decrease) increase in income taxes payable	(183,400)		205,800		—
Decrease in Executive Salary Continuation Plan liability	(133,100)		(131,300)		(12,900)
Increase in advance billings on uncompleted contracts	196,500		83,900		63,900
Increase in deferred revenue	12,400		144,100		—
Decrease in net assets of discontinued operations	—		—		60,000

Total adjustments		17,732,400		8,469,100		2,606,900

Net cash (used in) provided by operating activities		(4,398,700)		118,400		823,300
Cash flows from investing activities:
Acquisition of 70% of Optex Systems, Inc.	—		(15,040,000)		—
Property and equipment expenditures	(2,097,800)		(2,218,800)		(1,848,600)
Proceeds from sale of fixed assets	17,900		6,700		1,000
Acquisition and costs related to patents	(164,700)		(183,200)		(119,400)
Decrease (increase) in restricted cash	3,200		(1,600)		2,300
Loss from disposal of discontinued operations	—		—		121,900

Net cash used in investing activities		(2,241,400)		(17,436,900)		(1,842,800)
Cash flows from financing activities:
Proceeds from issuance of convertible debt	—		10,000,000		—
Proceeds from senior bank term loan and line of credit	—		6,900,000		—
Proceeds from senior term loan	8,250,000		—		—
Proceeds from term loan	2,000,000		—		—
Principal payments on bank term loan and line of credit	(6,083,400)		(816,700)		—
Note proceeds from related party	2,000,000		—		—
Debt issuance costs paid	(593,000)		(321,700)		—
Proceeds from options and warrants exercised	2,005,300		961,100		404,800
Principal payments of capital leases	(79,300)		(131,000)		(139,800)

Net cash provided by financing activities		7,499,600		16,591,700		265,000

Net increase (decrease) in cash and cash equivalents		859,500		(726,800)		(754,500)
Cash and cash equivalents at beginning of period		582,800		1,309,600		2,064,100

Cash and cash equivalents at end of period		$1,442,300		$582,800		$1,309,600

Non-cash investing and financing activities:
Stock and promissory note issued for acquisition of 30% of Optex		$5,865,400		$—		$—
Success fee payable to related party in connection with the Optex Acquisition		$—		$500,000		$—
Noncash debt conversion to common stock		$1,555,000		$—		$—
Equipment financed with capital leases		$45,500		$45,400		$94,300
Supplemental cash flow information:
Cash paid for interest		$441,500		$447,900		$43,000
Cash paid for income taxes		$34,000		$16,800		$16,500

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements

See Accompanying Notes to Consolidated Financial Statements

Irvine Sensors Corporation

Notes to Consolidated Financial Statements

Note 1 —	Description of Business and Summary of Significant Accounting Policies

Description of Business.  Irvine Sensors Corporation (“ISC”) and its subsidiaries (collectively the “Company”) is a vision systems company enabled by proprietary technology for three-dimensional packaging of electronics and manufacturing of electro-optical products. The Company designs, develops, manufactures and sells vision systems and miniaturized electronic products for defense, security and commercial applications. The Company also performs customer-funded contract research and development related to these products, mostly for U.S. government customers or prime contractors. Most of the Company’s historical business relates to application of proprietary technologies for stacking either packaged or unpackaged semiconductors into more compact three-dimensional forms, which the Company believes offer volume, power, weight and operational advantages over competing packaging approaches, and which the Company believes allows it to offer proprietary higher level products with unique operational features.

The products of Optex Systems, Inc. (“Optex”), the Company’s wholly-owned subsidiary, range from simple subassemblies to complex systems comprised of opto-mechanical and electro-optical products, which are typically built pursuant to customer-supplied designs. Many of Optex’s products are sold pursuant to multi-year, fixed-price contracts, with pre-negotiated cost-inflation features, that are procured competitively by the military services or by prime contractors to the military services Optex accounted for approximately 42% of total revenues in fiscal 2006, even though it contributed to our total revenues for only three fiscal quarters post acquisition (see Note 4), and accounted for approximately 43% of total revenues in fiscal 2007. Optex is expected to continue to account for a substantial portion of our total revenues in subsequent reporting periods.

None of the Company’s subsidiaries except Optex accounted for more than 10% of its total assets at September 30, 2007 or have separate employees or facilities.

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

Fiscal Year.  The Company’s fiscal year ends on the Sunday nearest September 30. Fiscal 2007 ended on September 30, 2007 and included 52 weeks. Fiscal 2006 ended on October 1, 2006 and included 52 weeks. Fiscal 2005 ended on October 2, 2005 and included 52 weeks. Fiscal 2008 will include 52 weeks and will end on September 28, 2008.

Use of Estimates.  The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The Company believes its estimates of inventory reserves and estimated costs to complete contracts, as further discussed below, to be the most sensitive estimates impacting financial position and results of operations in the near term. In addition, given that the Company’s independent auditor has expressed substantial doubt about the Company’s ability to continue as a going concern, the Company’s estimates made in testing the carrying value of goodwill related to the Optex acquisition for impairment could also materially impact its financial position and results of operations. If the Company is not able to satisfy its working capital needs for execution of Optex’s backlog, the carrying value of goodwill related to Optex could become impaired and the Company’s financial position and results of operation could be materially adversely affected.

Inventory Reserves.  Each quarter, the Company evaluates its inventories for excess quantities and obsolescence. Inventories that are considered obsolete are written off. Remaining inventory balances are adjusted to approximate the lower of cost or market value. The valuation of inventories at the lower of cost or market requires

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

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

Estimated Costs to Complete and Accrued Loss on Contracts.  The Company reviews and reports on the performance of its contracts and product orders against the respective resource plans for such contracts and orders. These reviews are summarized in the form of estimates of costs to complete (“ETCs”). ETCs include management’s current estimates of remaining amounts for direct labor, material, subcontract support and indirect costs based on each contract’s or product order’s completion status and either the current or re-planned future requirements under the contract or product order. If an ETC indicates a potential overrun against budgeted resources for a cost reimbursable contract or a fixed price level of effort contract, management generally seeks to revise the program plan in a manner consistent with customer objectives to eliminate such overrun and to secure necessary customer agreement to such revision. To mitigate the financial risk of such re-planning, the Company attempts to negotiate the deliverable requirements of its research and development contracts to allow as much flexibility as possible in technical outcomes.

If an ETC indicates a potential overrun against budgeted resources for a fixed price contract or a product order, either at the Company’s Costa Mesa operations or at Optex, management first seeks to evaluate lower cost solutions to achieve requirements of the fixed price contract or product order, and if such solutions do not appear practicable, makes a determination whether to seek renegotiation of contract or order requirements from the customer. If neither re-planning within budgets nor renegotiation appear probable, an accrual for contract overrun is recorded based on the most recent ETC of the particular program or product order.

During fiscal 2007, the Company’s accrued estimated loss on contracts increased $1,509,100, from $68,300 to $1,577,400, largely related to new Optex contracts. This increase reflects a change in the Company’s aggregate estimate (excluding contingencies), which management believes reflects ETCs for contracts in progress based on their completion status at September 30, 2007 and current and future technical requirements under the program contracts.

Revenues.  Revenues derived from contracts to develop prototypes and provide research, development, design, testing and evaluation of complex detection and control defense systems contributed substantially to total revenues during fiscal 2007 and fiscal 2006 and were the principal contributor to total revenues in fiscal 2005. The Company’s research and development contracts are usually cost reimbursement plus fixed fee, fixed price level of effort or occasionally firm fixed price. The Company’s cost reimbursement plus fixed fee research and development contracts require the Company’s good faith performance of a statement of work within overall budgetary constraints, but with latitude as to resources utilized. The Company’s fixed price level of effort research and development contracts require the Company to deliver a specified number of labor hours in the performance of a statement of work. The Company’s firm fixed price research and development contracts require the Company to deliver specified items of work independent of resources utilized to achieve the required deliverables. Revenues for all types of research and development contracts are recognized as costs are incurred and include applicable fees or profits primarily in the proportion that costs incurred bear to estimated final costs. Costs and estimated earnings in excess of billings under government research and development contracts are accounted for as unbilled revenues on uncompleted contracts, stated at estimated realizable value and expected to be realized in cash within one year.

United States government research and development contract costs, including indirect costs, are subject to audit and adjustment from time to time by negotiations between the Company and government representatives. The

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

government has approved the Company’s indirect contract costs through fiscal 2004 but has not yet scheduled audit of the Company’s indirect contract costs for fiscal 2005, fiscal 2006 and fiscal 2007. Research and development contract revenues have been recorded in amounts that are expected to be realized upon final determination of allowable direct and indirect costs for the affected contracts. (See also Note 15).

Revenues derived from product sales in fiscal 2005 were primarily the result of shipments of stacked chip products, largely memory stacks, but also included, on a limited basis, initial sales of the Company’s miniaturized camera products, including both infrared viewers and visible spectrum cameras. Although stacked chip and camera product sales contributed to total revenues in fiscal 2006 and fiscal 2007 as well, the Company’s revenues derived from product sales in both fiscal 2006 and fiscal 2007 were primarily derived from sales of optical equipment by Optex. Production orders for the Company’s products that are not sold by Optex are generally priced in accordance with established price lists. Optex prices its products pursuant to negotiated contracts. Optex’s products are largely shipped both to U.S. military agencies and to prime contractors to those agencies. Memory stack products and visible spectrum cameras are primarily shipped to original equipment manufacturers (“OEMs”). Infrared viewers are system level products that are primarily intended to be shipped to end user customers, which the Company anticipates will initially be for military applications. Revenues are recorded when products are shipped provided that the following conditions are met:

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

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

Research and Development Costs.  A major portion of the Company’s operations is comprised of customer-funded research and prototype development or related activities that are recorded as cost of contract revenues. The Company also incurs costs for internal research and development of new concepts in proprietary products. Such non-customer sponsored research and development costs are charged to research and development expense as incurred.

Inventory.  Product inventory is valued at the lower of cost or market. Cost of the Company’s product inventory includes direct material and labor costs as well as manufacturing overhead costs allocated based on direct labor dollars. Inventory cost is determined using the average cost method, which reflects a change in accounting principle adopted in August 2005 and which has been applied to product inventory valuations commencing in the fourth quarter of fiscal 2005. Prior to that time, the Company utilized the first-in, first-out method for valuation of such product inventory. The effect of this changed accounting principle was not material. Pursuant to contract provisions, agencies of the U.S. Government and certain other customers have title to, or a security interest in, inventories related to certain contracts as a result of advances and progress payments. We reflect those advances and payments as an offset against the related inventory balances. Inventories are reviewed quarterly to determine salability and obsolescence. A reserve is established for slow moving and obsolete product inventory items. In addition, the Company believes that its marketing of probable new research and development contracts under specific government budgets and programs is facilitated by the capitalization of material, labor and overhead costs that are eventually recoverable under such contracts. Due to the uncertain timing of such contract awards, the Company maintains significant reserves for this inventory to avoid overstating its value. (See Note 14).

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

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

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

During fiscal 2007, the Company granted a vested option to purchase 50,000 shares of its common stock to a newly promoted officer in recognition of increased responsibilities and as incentive compensation. This grant was made at an exercise price equal to the closing sales price of the Company’s common stock as reported by the Nasdaq Capital Market at the date of grant. Previously granted options to purchase 436,200 shares of the Company’s common stock were not fully vested as of the implementation date of SFAS 123(R) on October 3, 2005, resulting in compensation expense in fiscal 2006 and fiscal 2007. As of September 30, 2007, previously granted options to purchase 14,300 shares of the Company’s common stock with a weighted average exercise price of $2.94 per share and a weighted average fair value of $1.47 per share were nonvested. Total stock-based compensation expense associated with both option and stock grants during fiscal 2007 was $461,300, of which $107,100 was charged to cost of contract research and development, and $354,200 was charged to general and administrative expense. Total stock-based compensation expense during fiscal 2006 resulting from amortization of the newly granted options expected to vest, all previously issued options expected to vest and stock grants was calculated to be $408,800, of which $220,000 was charged to cost of contract research and development and $188,800 was charged to general and administrative expense.

Prior to the adoption of SFAS 123(R), tax benefits of deductions resulting from the exercise of stock options, if any, were presented as operating cash flows in the statement of cash flows. SFAS 123 (R) requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. There are no tax benefits resulting from the exercise of stock options for fiscal 2007, fiscal 2006 and fiscal 2005.

Expected life of options granted is computed using the mid-point between the vesting period and contractual life of the options granted (the “simplified method”) as permitted by Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment. Expected volatilities are based on the historical volatility of the Company’s stock and other factors.

The Company’s subsidiaries did not grant any options during fiscal 2007, fiscal 2006 and fiscal 2005.

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

The Company granted 220,200 shares, net of 1,000 shares forfeited, and 29,500 shares of nonvested stock in fiscal 2007 and fiscal 2006, respectively. There were no grants of nonvested stock in fiscal 2005. Of the nonvested shares issued in fiscal 2006, 9,800 shares vested in fiscal 2007. The Company granted 239,600 shares of vested stock in fiscal 2007, 50,000 shares of which were granted to service providers to pay operating expenses. The Company granted 1,300 and 1,400 shares of vested stock in fiscal 2006 and fiscal 2005, respectively, to employees.

The Company recognizes compensation expense on a straight-line basis over the vesting period of the option after consideration of the estimated forfeiture rate, which was 7% during the year ended September 30, 2007. At September 30, 2007, the total compensation costs related to nonvested option awards not yet recognized was $26,400 and the weighted-average remaining vesting period of nonvested options at September 30, 2007 was 0.9 years. Such amounts do not include the cost of new options that may be granted in future periods nor any changes in the Company’s forfeiture rate.

As a result of adopting SFAS No. 123(R) on October 3, 2005, the Company’s loss from continuing operations before minority interest and provision for income taxes and net loss for fiscal 2006 and fiscal 2007 is $399,800 and $125,800 greater, respectively than if it had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted net loss per share for fiscal 2006 and fiscal 2007 would have been $0.41 and $0.90, respectively, if the Company had not adopted SFAS No. 123(R), compared to reported basic and diluted net loss per share of $0.43 and $0.91, respectively.

SFAS No. 123(R) requires the Company to continue to provide the pro forma disclosure required by SFAS No. 123 for all periods presented in which share-based payments to employees are accounted for under APB Opinion No. 25. The following table illustrates the effect on net loss and loss per share for fiscal 2005, and as if the Company’s stock-based compensation had been determined based on the fair value at the grant dates for awards made prior to fiscal 2006, under those plans and consistent with SFAS No. 123(R).

Fiscal Year Ended
October 2,
2005
As Restated(1)

Net loss, as reported	$(1,783,600)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,306,600)

Pro forma net loss	$(4,090,200)

Net loss per share:
Basic and diluted, as reported	$(0.10)

Basic and diluted, pro forma	$(0.22)

(1)	See Note 3.

Accounting for Stock and Warrant-Based Operating Expense.  Under the fair value based method, expense is recorded based on the value of common stock and warrants issued to service providers at the date of such issuance and is recognized over the vesting period. The Company issued a vested warrant to purchase 200,000 unregistered shares of its common stock, valued at $96,000, to a non-employee as partial consideration for investor relations services during fiscal 2007. The Company issued 50,000 vested, unregistered shares of its common stock, valued at $102,500, to two non-employees as partial consideration for legal services during fiscal 2007. The Company issued 40,000 vested, unregistered shares of its common stock, valued at $94,800, in fiscal 2006, to a non-employee pursuant to settlement of a legal dispute. No common stock or warrants were issued to non-employee service providers in fiscal 2005.

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

Software Development and Purchased Software.  At September 30, 2007, the Company had capitalized software of approximately $347,100, net of accumulated amortization of $2,044,200. The Company capitalizes software in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). SOP 98-1 requires that certain costs incurred, either from internal or external sources, be capitalized as part of intangible assets and amortized on a straight-line basis over the useful life of the software. Planning, training, support and maintenance costs incurred either prior to or following the implementation phase are recognized as expense in the period in which they occur. The Company evaluates the carrying values of capitalized software to determine if the carrying values are impaired, and, if necessary, the Company would recognize an impairment loss in the period in which the impairment occurred.

Goodwill and Other Intangible Assets.  Goodwill represents the cost of acquired businesses in excess of fair value of the related net assets at acquisition. (See also Note 4). The Company does not amortize goodwill, but tests it annually, as of the first day of its fourth fiscal quarter and between annual testing periods if circumstances warrant, for impairment using a fair value approach. Given that the Company’s independent auditor has expressed substantial doubt about the Company’s ability to continue as a going concern, the Company updated its impairment review of goodwill related to the Optex acquisition at the unit level prior to the filing of this Annual Report on Form 10-K. The Company concluded from this update that the increase in Optex’s funded backlog had essentially compensated for lower realized revenues and gross margins in terms of expected future cash flows, such that no impairment was required to be recorded at September 30, 2007. However, if the Company is not able to satisfy its working capital needs for execution of Optex’s backlog, the valuation of goodwill related to Optex could become impaired and the Company’s financial condition and results of operation could be materially adversely affected. Accordingly, the Company expects to monitor these circumstances and update its impairment analysis of the Optex goodwill as required, rather than just on an annual basis.

The Company amortizes the cost of other intangibles over their estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. The identified amortizable intangible assets at September 30, 2007 and October 1, 2006 derived from the acquisition of Optex consisted of non-competition agreements and customer backlog, with initial useful lives ranging from two to eight years. (See Note 4). Intangible assets with indefinite lives are tested annually for impairment, as of the first day of the Company’s fourth fiscal quarter and between annual periods if impairment indicators exist, and are written down to fair value as required. The Company’s other intangible assets with definite lives at September 30, 2007 and October 1, 2006 consist principally of patents and trademarks related to the Company’s various technologies. Capitalized costs include amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of patent and trademark applications. These assets are amortized on a straight-line method over the shorter of their useful or legal life, generally ten years.

Warrant Valuation and Beneficial Conversion Feature.  The Company calculates the fair value of warrants issued with debt using the Black Scholes valuation method. The total proceeds received in the sale of debt and related warrants is allocated among these financial instruments based on their relative fair values. The debt discount arising from assigning a portion of the total proceeds to the warrants issued is recognized as interest expense from the date of issuance to the earlier of the maturity date of the debt or the conversion dates using the effective yield method. Additionally, when issuing convertible debt, including convertible debt issued with detachable warrants, the Company tests for the existence of a beneficial conversion feature in accordance with Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force Issue (“EITF”) No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and FASB EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. The Company records the amount of any beneficial conversion feature (“BCF”), calculated in accordance with these accounting standards, whenever it issues convertible debt that has conversion features at fixed rates that are in the money using the effective per share conversion price when issued. The calculated amount of the BCF is accounted for as a contribution to additional paid-in capital and as a debt discount that is recognized as interest expense from the date of issuance to the earlier of

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

the maturity date of the debt or the conversion dates using the effective yield method. The maximum amount of BCF which can be recognized is limited to the amount which will reduce the net carrying amount of the debt to zero.

Tangible Long-Lived Assets.  The Company frequently monitors events or changes in circumstances that could indicate that the carrying amount of tangible long-lived assets to be held and used may not be recoverable. The determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. When impairment is indicated for a tangible long-lived asset, the amount of impairment loss is the excess of net book value of the asset over its fair value. Tangible long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. At September 30, 2007, management believed no indications of impairment existed.

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

Basic and Diluted Net Loss per Share.  Basic net loss per share is based upon the weighted average number of shares of common stock outstanding. Diluted net loss per share is based on the assumption that options and warrants are included in the calculation of diluted net loss per share, except when their effect would be anti-dilutive. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of actual issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. (See Note 10).

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

As discussed further in Note 5, in December 2006, the Company repaid the borrowings from its then senior bank lender with funds from a new $8.25 million term loan, bearing interest at 11% per annum, from two new lenders. Concurrent with these refinancing transactions, the new lenders also purchased through assignment the Company’s $10 million subordinated convertible notes from the original two holders of these notes. These debt refinancing transactions occurred on December 29, 2006, when the closing price of the Company’s common stock was $2.05 per share, and included the issuance to the new lenders, for no separate consideration, of five-year warrants to purchase an aggregate of 3.0 million shares of the Company’s common stock at an exercise price of $1.30 per share, which resulted in the notes becoming convertible into 7,692,308 shares of the Company’s common stock. This warrant issuance, in turn, triggered an anti-dilution provision in the $10 million subordinated convertible notes that reduced the per share price at which said notes are convertible into shares of the Company’s common stock from $2.60 per share to $1.30 per share. After giving accounting recognition to the portion of the warrant’s value assigned to the transferred $10 million subordinated convertible notes and the intrinsic value of the beneficial conversion feature arising from the notes new per share conversion price, the carrying amount of the $10 million subordinated convertible notes at December 31, 2006 was reduced to zero. Additionally, assigning a portion of the new five-year warrant’s value to the $8.25 million term loan reduced the term loan’s carrying value by approximately $1.5 million. In July 2007, the Company borrowed $2 million under a 6-month promissory note from one of its senior lenders. (See Note 5). The Company had the option of prepaying this note in August 2007, which it elected not to do. As a result, the principal of this note was increased by $100,000, the Company issued 300,000 shares of its common stock valued at $400,000 and a warrant to purchase 500,000 shares of its common stock valued at $405,000

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

to the lender, resulting in an aggregate of $905,000 of debt discounts. Because of the substantial debt discounts involved in these transactions, management believes that it is not practicable to estimate the fair value of the $8.25 million term loan, the $10 million subordinated convertible notes and the $2.1 million promissory note at September 30, 2007 without incurring unreasonable costs. Furthermore, because of the scale of the discounts already recorded, management does not believe that an estimation of the fair value of the debt instruments would result in a materially different result than what the Company has already recorded.

Concentration of Credit Risk.  Most of the Company’s accounts receivable are derived from sales to U.S. government agencies or prime government contractors. The Company does not believe that this concentration increases credit risks because of the financial strength of the payees. The Company has cash deposits at U.S. banks and financial institutions, which exceed federally insured limits at September 30, 2007. The Company is exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institution; however, the Company does not anticipate non-performance.

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

Reclassifications.  Certain reclassifications have been made to the fiscal 2006 financial statements to conform to the current year presentation.

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

Recently Issued and Adopted Accounting Pronouncements.  In November 2006, the FASB issued FASB Staff Position No. EITF 06-06, which modifies EITF 96-19 to require any change in the value of an embedded conversion feature of a modified debt to be tested in a separate calculation. Early adoption of EITF 06-06 is permitted, and the Company elected early adoption and applied the provisions of EITF 06-06 to record the results of the December 2006 refinancing of its subordinated convertible notes. (See also Note 5).

In December 2006, the FASB issued FASB Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements (“EITF 00-19-2”), which establishes the standard that contingent obligations to make future payments under a registration rights arrangement shall be recognized and measured separately in accordance with

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

Statement 5 and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss. Early adoption of EITF 00-19-2 is permitted, and the Company has elected such early adoption. (See also Note 5).

In July 2006, the FASB issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes: An interpretation of FASB Statement No. 109. Interpretation 48 (“FIN 48”), which clarifies Statement 109, Accounting for Income Taxes, establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in the Company’s financial statements. On initial application, Interpretation 48 will be applied to all tax positions for which the statute of limitations remains open. Only tax positions that meet the more-likely-than-not recognition threshold at the adoption date will be recognized or continue to be recognized. The cumulative effect of applying Interpretation 48 will be reported as an adjustment to retained earnings at the beginning of the period in which it is adopted. Interpretation 48 is effective for fiscal years beginning after December 15, 2006, and was adopted by the Company on October 1, 2007. The Company is currently assessing the impact FIN 48 will have, if any, on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission staff issued SAB No. 108 (“SAB 108”) to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that registrants quantify the impact on the current year’s financial statements of correcting all misstatements, including the carryover and reversing effects of prior years’ misstatements, as well as the effects of errors arising in the current year. SAB 108 is effective as of the first fiscal year ending after November 15, 2006, which for the Company is fiscal 2007, and allows for a one-time transitional cumulative effect adjustment to retained earnings as of October 2, 2006 (the first day of fiscal 2007 for the Company), for errors that were not previously deemed material, but are material under the guidance in SAB 108. There was no impact on the Company’s consolidated financial statements with respect to the adoption of SAB 108.

Note 2 —	Going Concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company generated net losses in the 52 weeks ended October 2, 2005 (“fiscal 2005”), the 52 weeks ended October 1, 2006 (“fiscal 2006”) and the 52 weeks ended September 30, 2007 (“fiscal 2007”), of approximately $1.8 million (restated), approximately $8.4 million (restated) and approximately $22.1 million, respectively. Approximately $9.0 million of the net loss in fiscal 2007 was derived from the recognition of non-cash expenses related to the refinancing of the Company’s debt in December 2006, as discussed below. If the Company is unable to generate additional financing to meet its working capital needs within the first half of fiscal 2008, there will be a further material and adverse effect on the financial condition of the Company. These net losses and the resulting requirement to obtain additional financing raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Management believes that the Company’s historical operating losses have resulted to a significant degree from a combination of insufficient contract research and development revenue to support the Company’s skilled and diverse technical staff believed to be necessary to support exploitation of the Company’s technologies, amplified by the effects of discretionary investments to productize certain of those technologies. To some degree, this factor has continued to contribute to the Company’s operating losses through the date of this report. The Company has not yet been successful in many of its internal productization activities, nor has it been able to raise sufficient capital to fund the future development of many of its technologies. Accordingly, in recent years, the Company has sharply curtailed the breadth of its internal product investments, and instead has focused on the potential growth of its chip stacking and miniaturized camera products and an acquisition strategy. The Company followed this strategy through the fiscal 2006 Initial Acquisition of Optex, a manufacturing company that builds products according to customer supplied specifications, largely for government use, and the fiscal 2007 subsequent acquisition of the remaining

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

30% of Optex. Management believes that the funding of Optex’s business is inherently more stable than the Company’s historical business and that Optex can contribute to improvements in the Company’s consolidated results, although such an outcome cannot be guaranteed, particularly since Optex is subject to different risks than the Company’s historical business due to its substantial reliance on its supply chain. However, to date, the acquisition of Optex has contributed to the Company’s operating losses, rather than reducing them, due to costs related to the acquisition and the limited or negative gross margins achieved on Optex’s product sales with its current product mix and level of sales. In fiscal 2007, Optex accounted for more than a majority of the Company’s operating loss.

As of October 1, 2006, the Company had received notices from the Company’s original senior bank lender and from the original holders of its $10 million subordinated convertible notes regarding non-compliance with the Company’s senior debt covenants and other asserted events of default related to such notes. In December 2006, the Company secured approximately $8.25 million of alternative senior financing to repay the previously existing senior debt, cure the covenant non-compliance thereunder and retire the Company’s previously existing $2 million bank revolving line of credit. (See also Note 5).

Furthermore, contemporaneous with the consummation of this alternative senior financing, the Company’s new senior lenders purchased the Company’s $10 million subordinated convertible notes from the original note holders, and the new senior lenders agreed to waive the existing or asserted defaults by the former lenders. This debt refinancing also extended the maturity date of a portion of the Company’s subordinated debt to December 2009 and permitted interest only payments on the Company’s senior term loan until maturity so long as the Company was not in default on its obligations.

The acquisition of Optex brought a substantial backlog for future sales of products that is expected to contribute cash flow from operations to the Company future periods, although that outcome cannot be guaranteed. The Company’s funded backlog at November 25, 2007 was approximately $51.5 million, an amount well in excess of the Company’s total revenues for fiscal 2007. A substantial majority of this funded backlog is anticipated to be fulfilled in the fiscal year ending September 28, 2008 (“fiscal 2008”).

In July 2007, the Company borrowed an additional $2.0 million from one of its existing senior lenders pursuant to a six-month secured term note to provide greater liquidity to service the Company’s released backlog. See also Note 5.

In November 2007, all of the Company’s obligations to its senior lenders were restructured such that all principal and interest thereon was deferred until December 2009. See also Note 20.

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

Management has prepared an operating plan to help to manage costs in line with estimated total revenues for the next twelve months, including contingencies for cost reductions if projected revenue growth is not fully realized. The greatest variability in the operating and contingency plans relates to the ability to execute against Optex backlog. There can be no assurance that projected revenue growth will occur or that the Company will successfully implement its plans. Management believes, but cannot assure, that the Company will be able to raise additional working capital through equity or debt financings, if required, and subject to third party consents, to additionally fund its operations. This belief is derived from the Company’s historical access to capital markets, but this access may be limited in the future because the Company is currently not eligible to use Form S-3 and the discount costs of recent debt financings have been significant. Additionally, in December 2007, Nasdaq notified the Company that its common stock had failed to trade above $1.00 per share for 30 consecutive trading days and, as a result, the Company was informed that it had 180 calendar days to regain compliance with the minimum $1.00 per share

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

trading rule. Delisting from the Nasdaq Capital Market for the Company’s inability to cure this listing violation, or for any future violation of Nasdaq rules, could further significantly limit the Company’s ability to raise capital. If the Company requires additional equity financing to meet its working capital needs, there can be no assurance that suitable financing will be available on acceptable terms, on a timely basis, or at all.

Note 3 —	Restatement of Consolidated Financial Statements

In February 1996, the Company established a deferred compensation plan, the Executive Salary Continuation Plan (“ESCP”), for select key employees of the Company. The ESCP is an unfunded deferred compensation plan under which there are presently two retired executives of the Company who are receiving lifetime benefits aggregating $184,700 per annum under the ESCP, and two current executives of the Company are eligible for lifetime benefits aggregating $274,000 per annum upon their retirement. Since the ESCP’s inception, the Company has recorded benefits paid under the ESCP as current expense, with no expense accrued for future benefits due to a management interpretation that the risks of payment did not require such accrual. Upon management review of the current financial accounting requirements for the ESCP in light of plan changes made to comply with recently released regulations regarding tax treatment of deferred compensation plans, it was determined that such interpretation was in error.

The Company has determined that the ESCP should have been accounted for in accordance with Accounting Principles Board #12, Omnibus Opinion — 1967, Deferred Compensation Contracts. Accordingly, the Company has restated herein its Consolidated Balance Sheet as of October 1, 2006 and its Consolidated Statements of Operations, Stockholders’ Equity and Cash Flows for each of the fiscal years ended October 1, 2006 and October 2, 2005, its unaudited quarterly financial statements for the first three fiscal quarters in fiscal 2007 and fiscal 2006 and the notes to the consolidated annual and interim financial statements. See also Note 18.

The summary of the impact of the deferred compensation issue, based on the findings of the review, for the fiscal years ended 1996 through 2006 is as follows:

Fiscal	Net Loss Increase
Year	(Decrease)

1996	$1,198,800
1997	691,200
1998	(49,900)
1999	(51,200)
2000	(51,900)
2001	1,021,300
2002	1,028,100
2003	232,700
2004	243,400

Cumulative adjustment at October 3, 2004	4,262,500
2005	(12,900)
2006	(131,300)

Total	$4,118,300

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

Effects of Restatement Adjustments

The following table presents the effects of the restatement adjustments upon the Company’s previously reported consolidated statements of operations:

	Fiscal Year Ended			Fiscal Year Ended
	October 1,		October 1,	October 2,		October 2,
	2006		2006	2005		2005
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated

Revenues:
Contract research and development revenue	$16,503,700		$16,503,700	$20,664,300		$20,664,300
Product sales	14,263,200		14,263,200	2,287,700		2,287,700
Other revenue	58,800		58,800	97,000		97,000

Total revenues	30,825,700		30,825,700	23,049,000		23,049,000

Cost and expenses:
Cost of contract research and development revenue	13,588,500		13,588,500	15,310,100		15,310,100
Cost of product sales	12,830,800		12,830,800	1,944,100		1,944,100
General and administrative expense	9,737,000	(131,300)	9,605,700	6,447,000	(12,900)	6,434,100
Research and development expense	353,700		353,700	829,500		829,500

Total costs and expenses	36,510,000	(131,300)	36,378,700	24,530,700	(12,900)	24,517,800

Loss from operations	(5,684,300)	131,300	(5,553,000)	(1,481,700)	12,900	(1,468,800)
Interest expense	(1,226,000)		(1,226,000)	(43,000)		(43,000)
Loss on extinguishment of debt	—		—	—		—
Settlement fee on debt default	(1,250,000)		(1,250,000)	—		—
Other expense	(317,800)		(317,800)	(94,800)		(94,800)
Gain (loss) on disposal and impairment of assets	1,100		1,100	(5,800)		(5,800)
Interest and other income	26,400		26,400	13,100		13,100

Loss from continuing operations before minority interest and provision for income taxes	(8,450,600)	131,300	(8,319,300)	(1,612,200)	12,900	(1,599,300)
Minority interest in loss of subsidiaries	2,700		2,700	9,100		9,100
Benefit (provision) for income taxes	(34,100)		(34,100)	(16,100)		(16,100)

Loss from continuing operations	(8,482,000)	131,300	(8,350,700)	(1,619,200)	12,900	(1,606,300)
Discontinued operations:
Loss from operations of discontinued subsidiary	—		—	(55,400)		(55,400)
Loss on abandonment of assets	—		—	(121,900)		(121,900)

Loss from discontinued operations	—		—	(177,300)		(177,300)

Net loss	$(8,482,000)	131,300	$(8,350,700)	$(1,796,500)	12,900	$(1,783,600)

Basic and diluted net loss per share information:
From continuing operations	$(0.43)		$(0.43)	$(0.09)		$(0.09)
From discontinued operations	(0.00)		(0.00)	(0.01)		(0.01)

Basic and diluted net loss per common share	$(0.43)		$(0.43)	$(0.10)		$(0.10)

Weighted average number of shares outstanding	19,595,800		19,595,800	18,392,500		18,392,500

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

The following tables present the effect of the restatement adjustments upon the Company’s previously reported consolidated balance sheet:

			October 1,
	October 1, 2006		2006
	As Reported	Adjustments	As Restated

Assets
Current assets:
Cash and cash equivalents	$582,800		$582,800
Restricted cash	42,800		42,800
Accounts receivable, net of allowance for doubtful accounts of $131,000	4,102,100		4,102,100
Unbilled revenues on uncompleted contracts	1,908.500		1,908,500
Inventory, net	6,735,100		6,735,100
Prepaid expenses and other current assets	120,900		120,900

Total current assets	13,492,200		13,492,200
Property and equipment, net	5,537,900		5,537,900
Intangible assets, net	2,948,800		2,948,800
Goodwill	9,103,600		9,103,600
Deferred costs	295,500		295,500
Deposits	117,800		117,800

Total assets	$31,495,800		$31,495,800

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,269,700		$5,269,700
Accrued expenses	1,806,000	184,700	1,990,700
Success fee payable to related party	500,000		500,000
Accrued estimated loss on contracts	68,300		68,300
Advance billings on uncompleted contracts	181,600		181,600
Deferred revenue	144,100		144,100
Settlement fee payable	1,250,000		1,250,000
Income taxes payable	205,800		205,800
Net deferred tax liabilities	485,800		485,800
Capital lease obligations — current portion	70,000		70,000

Total current liabilities	9,981,300	184,700	10,166,000
Note payable — senior term, net of discounts	6,031,600		6,031,600
Notes payable — convertible, net of discounts	8,998,800		8,998,800
Executive Salary Continuation Plan liability	—	3,933,600	3,933,600
Capital lease obligations, less current portion	49,100		49,100
Minority interest in consolidated subsidiaries	2,105,100		2,105,100

Total liabilities	27,165,900	4,118,300	31,284,200

Stockholders’ equity:
Common stock, $0.01 par value, 80,000,000 shares authorized; 19,965,900 shares issued and outstanding	199,700		199,700
Common stock warrants; 2,227,100 warrants outstanding	—		—
Common stock held by Rabbi Trust	(939,000)		(939,000)
Deferred compensation liability	939,000		939,000
Paid-in capital	124,535,800		124,535,800
Accumulated deficit	(120,405,600)	(4,118,300)	(124,523,900)

Total stockholders’ equity	4,329,900	(4,118,300)	211,600

	$31,495,800		$31,495,800

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

The following tables present the effect of the restatement adjustments upon the Company’s previously reported consolidated statements of cash flows:

	Fiscal Year Ended
	October 1,			October 2,
	2006			2005
	As Previously		As	As Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Cash flows from operating activities:
Net loss	$(8,482,000)	$131,300	$(8,350,700)	$(1,796,500)	$12,900	$(1,783,600)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,863,600		$2,863,600	$1,735,000		$1,735,000
Provision for allowance for inventory valuation	809,200		809,200	—		—
Non-cash interest expense	409,600		409,600	—		—
Deferred income taxes	(208,000)		(208,000)	—		—
Change in fair value of derivative instrument	317,800		317,800	—		—
Non-cash employee retirement plan contributions	1,437,000		1,437,000	1,120,000		1,120,000
(Gain) loss on disposal and impairment of assets	(1,100)		(1,100)	5,800		5,800
Minority interest in net loss of subsidiaries	(2,700)		(2,700)	(9,100)		(9,100)
Common stock and warrants issued to pay operating expenses	97,700		97,700	2,900		2,900
Non-cash stock-based compensation	408,800		408,800	—		—
Non-cash transfer of fixed assets to contract expense	—		—	108,500		108,500
Decrease (increase) in accounts receivable	(720,100)		(720,100)	84,900		84,900
Decrease (increase) in unbilled revenues on uncompleted contracts	60,300		60,300	(1,038,200)		(1,038,200)
Increase in inventory	(1,254,100)		(1,254,100)	(239,900)		(239,900)
Decrease in prepaid expenses and other current assets	36,000		36,000	51,000		51,000
Increase in other assets	(6,500)		(6,500)	(1,700)		(1,700)
Increase in accounts payable and accrued expenses	2,627,000		2,627,000	685,100		685,100
Accrual of settlement fee for debt refinancing	1,250,000		1,250,000	—		—
Increase (decrease) in accrued estimated loss on contracts	42,100		42,100	(8,400)		(8,400)
Increase in income taxes payable	205,800		205,800	—		—
Increase in advance billings on uncompleted contracts	83,900		83,900	63,900		63,900
Increase in deferred revenue	144,100		144,100	—		—
Decrease in Executive Salary Continuation Plan liability	—	(131,300)	(131,600)	—	(12,900)	(12,900)
Decrease in net assets of discontinued operations	—		—	60,000		60,000

Total adjustments	8,600,400	(131,300)	8,469,100	2,619,800	(12,900)	2,606,900
Net cash provided by operating activities	118,400		118,400	823,300		823,300
Cash flows from investing activities:
Acquisition of 70% of Optex Systems, Inc.	(15,040,000)		(15,040,000)	—		—
Property and equipment expenditures	(2,218,800)		(2,218,800)	(1,848,600)		(1,848,600)
Proceeds from sale of fixed assets	6,700		6,700	1,000		1,000
Acquisition and costs related to patents	(183,200)		(183,200)	(119,400)		(119,400)
Decrease (increase) in restricted cash	(1,600)		(1,600)	2,300		2,300
Loss from disposal of discontinued operations	—		—	121,900		121,900

Net cash used in investing activities	(17,436,900)		(17,436,900)	(1,842,800)		(1,842,800)
Cash flows from financing activities:
Proceeds from issuance of convertible debt	10,000,000		10,000,000	—		—
Proceeds from senior bank term loan and line of credit	6,900,000		6,900,000	—		—
Principal payments on bank term loan and line of credit	(816,700)		(816,700)	—		—
Debt issuance costs paid	(321,700)		(321,700)	—		—
Proceeds from options and warrants exercised	961,100		961,100	404,800		404,800
Principal payments of capital leases	(131,000)		(131,000)	(139,800)		(139,800)

Net cash provided by financing activities	16,591,700		16,591,700	265,000		265,000

Net decrease in cash and cash equivalents	(726,800)		(726,800)	(754,500)		(754,500)
Cash and cash equivalents at beginning of period	1,309,600		1,309,600	2,064,100		2,064,100

Cash and cash equivalents at end of period	$582,800		$582,800	$1,309,600		$1,309,600

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

Note 4 —	Acquisition of Optex Systems, Inc.

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

Since the Initial Acquisition closed at the end of the last business day of the first quarter of fiscal 2006, revenue and expenses of Optex are only included in the Company’s fiscal 2006 Consolidated Statements of Operations for 39 weeks of the 52-week period ended October 1, 2006. In consideration for the Initial Acquisition, the Company made an initial cash payment to Mr. Looney of $14.0 million. An additional cash payment of $64,200 in consideration of the excess book value acquired over the target net book value specified in the stock purchase agreement was accrued in March 2006 and paid to Mr. Looney in July 2006 after completion of the audit of the financial statements of Optex for its fiscal year ended December 31, 2005. In January 2007, the Company amended an agreement entered into in connection with the Initial Acquisition that had originally provided Mr. Looney with the potential to receive up to an aggregate of $4.0 million in a cash earnout based upon the percentage of net cash flow generated from Optex’s business for fiscal 2006 and for each of the subsequent two fiscal years. The amended agreement extended the earnout period to December 2009 and reduced the maximum earnout potential to $3.9 million. Mr. Looney was not entitled to an earnout, as defined, for fiscal 2006 and fiscal 2007. The amended agreement was entered into with Mr. Looney in consideration for a secured subordinated term loan between Optex and Mr. Looney, which provided for advances to Optex of up to $2.0 million, maturing on the earlier of February 2009 or 60 days after the senior debt is repaid. As of September 30, 2007, this secured subordinated term loan was fully advanced to Optex.

Concurrent with the Initial Acquisition, the Company and Mr. Looney also entered into an agreement whereby the Company would issue shares of its common stock to purchase the remaining 30% of the issued and outstanding common stock of Optex if such issuance was approved by the Company’s stockholders (the “Buyer Option”). Such approval was obtained on June 28, 2006. On December 29, 2006, the Company exercised the Buyer Option and acquired the remaining 30% ownership interest in Optex for the issuance of 2,692,307 shares of the Company’s common stock, valued for purchase accounting purposes at $2.03 per share, the average closing price of the Company’s common stock for a five-day period that included December 29, 2006 and the two trading days before and after that date. As part of this portion of the acquisition, the Company also entered into an amendment to the December 2005 Buyer Option Agreement with Mr. Looney to (i) eliminate a guarantee by the Company that Mr. Looney receive at least a minimum per share price when he sells a portion of the Company shares issued in the acquisition in any subsequent market transaction and (ii) shorten by six months the period of the escrow securing Mr. Looney’s indemnification obligations to the Company for losses the Company might incur with respect to matters covered by certain representations in the Stock Purchase Agreement. In consideration for the amendment, the Company issued an unsecured subordinated promissory note to Mr. Looney in the amount of $400,000, resulting in a total acquisition cost of approximately $5,865,400. This 30% purchase price was assigned to the acquired interest in the assets and liabilities of Optex as follows:

Reduction of minority interest liability	$1,610,800
Intangible assets	954,000
Inventory	189,700
Adjustment to previously existing goodwill	3,110,900

Total consideration for 30% minority interest acquisition	$5,865,400

Because this transaction occurred at the end of the first quarter of the Company’s fiscal 2007, the 30% interest in Optex’s income (loss) for the first quarter of fiscal 2007 was attributed to the minority interest in the subsidiary, rather than being included in the Company’s net income (loss). In the second, third and fourth quarters of fiscal 2007, the Company recognized 100% of Optex’s net loss in its consolidated financial statements.

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

The Company has allocated the purchase consideration for its purchase of the remaining 30% of Optex in December 2006 among tangible and intangible assets acquired and liabilities assumed based on the valuation determinations made in connection with the Initial Acquisition of Optex in December 2005 as shown in the following table, which sets forth the estimated amounts related to the full Optex acquisition. Management believes there has been no material change in the values assigned to net tangible assets from the December 2005 purchase of 70% of Optex to December 2006 when the remaining 30% equity interest in Optex was acquired. The excess of the purchase price over such values is presented as goodwill in the accompanying consolidated balance sheet at September 30, 2007.

Assets:
Current assets, consisting primarily of inventory of $5,734,500 and accounts receivable of $2,191,800		$8,070,300
Identifiable intangible assets		3,180,000
Other non-current assets, principally property and equipment		455,100

Total assets		11,705,400

Liabilities:
Current liabilities, consisting of accounts payable of $1,638,600, tax liabilities of $112,800 and accrued liabilities of $682,100		2,433,500

Acquired net assets		9,271,900

Purchase price
Total consideration to seller	$19,865,400
Direct acquisition costs	1,040,000

		20,905,400

Excess purchase price reported as goodwill		$11,633,500

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

The amortization of identifiable intangible assets associated with the Optex acquisition in fiscal 2007 and fiscal 2006 was $950,000 and $535,500, respectively. The identifiable intangible assets and recorded goodwill are not deductible for income tax purposes.

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

The following table compares actual financial information for fiscal 2007 and unaudited pro forma financial information fiscal 2006 based on the assumption that the 100% acquisition of Optex had occurred on the first day of fiscal 2006, rather than the 70% Initial Acquisition occurring on December 30, 2005 and the subsequent 30% acquisition occurring on December 29, 2006. The pro forma financial information is presented for information purposes only. Such information is based upon the standalone historical results of each company and does not reflect the actual results that would have been reported had the acquisition been completed when assumed, nor is it indicative of the future results of operations for the combined enterprise.

	52-Week Period Ended	52-Week Period Ended
	September 30,	October 1,
	2007	2006
	(Actual, Audited)	(Pro Forma, As Restated)(1)

Total revenues	$35,784,600	$36,148,900
Costs and expenses	46,602,400	44,166,800

Loss from operations	(10,817,800)	(8,017,900)
Minority interest	85,100	228,300

Net loss	$(22,131,100)	$(7,789,600)

Basic income/(loss) per share	$(0.91)	$(0.40)

Diluted income/(loss) per share	$(0.91)	$(0.40)

(1)	See Note 3, “Restatement of Consolidated Financial Statements.”

Included in Optex’s pro-forma results of operations for fiscal 2006 are acquisition related costs of approximately $1,040,000 of which approximately $733,000 relate to bonuses and fees to settle former partnerships, and approximately $307,000 paid for acquisition related legal services. Had Optex not incurred such costs, the pro forma combined loss from operations for fiscal 2006 would be $6,749,600, resulting in a basic and diluted loss per share of $0.34.

Note 5 — Senior and Subordinated Term and Subordinated Convertible Notes Payable

$10 Million Subordinated Convertible Debt

To finance the Initial Acquisition of Optex, on December 30, 2005 the Company entered into a securities purchase agreement with two private equity funds (collectively “Pequot”) and borrowed $10 million by issuing Pequot $10.0 million of Series 1 and Series 2 senior subordinated secured convertible notes (collectively the “Notes”). The Company issued the Notes in two series, both of which initially bore interest at 3.5% per annum, which rate was initially subject to potential reduction over time. The first series of Notes (the “Series 1 Notes”), with an initial principal amount of $7,445,500, was repayable in quarterly interest-only payments beginning March 31, 2006 and continuing through December 30, 2007, followed by equal monthly principal payments plus interest through December 30, 2009. The second series of Notes (the “Series 2 Notes”), with an initial principal amount of $2,554,500, was initially repayable in quarterly interest-only payments beginning March 31, 2006 and continuing through December 30, 2007 with the principal amount due on December 30, 2007. Subject to certain conditions and limitations, the Note holders may convert principal and interest payments under the Notes into shares of unregistered common stock at a conversion price per share that was initially set at $2.60. This conversion price is subject to adjustment for stock splits, stock dividends, recapitalizations and the like and for certain price dilutive issuances.

Certain of the Company’s majority-owned subsidiaries have guaranteed the Notes and provided a senior subordinated security interest in all or substantially all of their assets as collateral to secure such guarantees. The Company also has provided a senior subordinated security interest in all or substantially all of its assets to secure its

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

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

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

In the period January 2007 through September 2007, an aggregate of $230,000 and $1,325,000 of the principal balance of the Series 1 and Series 2 Notes, respectively, was retired through conversion to common stock. As a result, an extra $1,555,000 of debt discount was accreted to interest expense in fiscal 2007 due to these debt retirements.

In November 2007, the Notes were restructured such that all principal and interest payments due thereunder are payable in a lump sum on December 30, 2009. (See Note 20). Set forth below are the components of the Notes at September 30, 2007, reflecting the November 2007 debt restructuring maturity dates:

September 30, 2007

Series 1 Notes payable — principal plus interest at an initial stated rate of 10.0% per annum payable on December 30, 2009. (Since all payments on these notes will be accounted for as interest expense the effective interest rate of the notes is not calculable)(1)	$7,445,500
Less: Cumulative principal amount of Series 1 Notes payable converted to common stock	(230,000)
Series 2 Notes payable — principal plus interest at an initial stated rate of 3.5% per annum payable on December 30, 2009. (Since all payments on these notes will be accounted for as interest expense the effective interest rate of the notes is not calculable)(1)	2,554,500
Less: Cumulative principal amount of Series 2 Notes payable converted to common stock	(1,325,000)
Less: Unamortized debt discounts related to Warrants and beneficial conversion feature	(6,333,700)

$2,111,300

(1)	For the period January 19, 2007 through January 30, 2007, the stated interest rate on borrowings under the Notes increased to 18% due to the Company’s delayed filing of its Form 10-K for the 52 weeks ended October 1, 2006.

Senior Debt

As an additional source of financing for the Initial Acquisition of Optex, on December 30, 2005, the Company entered into a senior loan and security agreement (the “Loan Agreement”) with Square 1 Bank, pursuant to which the Company closed a four-year $4.9 million term loan (the “Term Loan”) and established a $2.0 million revolving credit facility (the “Credit Facility”). The Loan Agreement with this bank provided that the aggregate amount borrowed under both the Term Loan and the Credit Facility could not exceed $7.0 million. The Company’s obligations under the Loan Agreement were secured by a lien on all or substantially all of the Company’s assets, the assets of Optex and the capital stock of Optex acquired by the Company. The Term Loan had to be repaid in 48 equal monthly installments commencing January 31, 2006, and was subject to acceleration upon the occurrence of certain events of default. On the earlier of the end of the Loan Agreement term or repayment in full of the Term Loan, the Company was required to pay Square 1 Bank a loan payoff fee equal to the greater of 50 basis points on the amount of the Term Loan funded and an amount calculated based on the spread in the trailing 90-day average closing market price of 84,860 shares of the Company’s common stock between the date of the Term Loan funding and the date of the loan payoff (the “Loan Payoff Fee”).

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

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

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

The Term Note bears interest at 11% per annum and required only quarterly interest payments until its initial maturity in December 2008. Interest payments could initially be made in cash or at the Company’s election, and subject to certain conditions, in shares of the Company’s common stock valued at 80% of specified closing prices, as measured by the average of the three lowest closing prices in the twenty-day trading period prior to the payment of interest. If there is an uncured event of default in the Company’s compliance with the conditions of the Term Note, the new senior lenders can require immediate repayment of all outstanding amounts and the Term Note’s interest rate can increase to 18%, which must be paid in cash. Principal payments in any amount may be made without premium or penalty at any date prior to maturity with 15 days notice to the new senior lenders; however, any principal balance outstanding at the Term Note’s maturity must then be repaid at 110% of the outstanding principal balance. The Term Note is secured by a lien on all assets of the Company and of Optex as well as all Company owned shares of the capital stock of Optex.

In November 2007, the Term Note was restructured such that all principal and interest payments due thereunder are payable in a lump sum on December 30, 2009. (See Note 20).

Set forth below are the components of the Term Note at September 30, 2007, reflecting the November 2007 debt restructuring maturity dates:

September 30, 2007

Term Note payable — aggregate principal amount of $8,250,000, at an initial stated interest rate of 11% per annum, with 100% principal and interest due on or before December 30, 2009 (initial effective interest rate of 19.4%).(1)	$8,250,000
Less: Unamortized discount related to warrants issued in December 2006 debt refinancing	(1,027,000)

$7,223,000

(1)	For the period January 19, 2007 through January 30, 2007, the stated interest rate on borrowings under the Term Note increased to 18%due to the Company’s delayed filing of its Form 10-K for the 52 weeks ended October 1, 2006.

$2.1 Million Secured Promissory Note

In July 2007, the Company entered into an agreement with Longview Fund, L.P. (“Longview”), one of its existing senior lenders, pursuant to which the Company closed a $2.0 million non-convertible loan, initially with a six-month term, under a Secured Promissory Note (the “Promissory Note”). Interest under the Promissory Note is 12% per annum and was initially due together with the unpaid principal amount when the Promissory Note matured on January 19, 2008. If the Company fails to pay the principal and accrued interest within ten days after the maturity date, it shall incur a late fee equal to 5% of such amounts. The Company had the right to prepay on or prior to August 15, 2007, all of the outstanding principal under the Promissory Note by paying to Longview an amount equal to 120% of the principal amount of the Promissory Note, together with accrued but unpaid interest. To effectuate this right, the Company was required to provide written notice of such prepayment election on or prior to August 8, 2007. The Company declined to give such notice and to prepay the Promissory Note, and pursuant to its terms, the principal amount of the Promissory Note was automatically increased by $100,000 on August 15, 2007 and the Company issued to Longview 300,000 unregistered shares of the Company’s common stock in lieu of a $400,000 cash continuation fee for continuing the term of the Promissory Note beyond August 15, 2007 and a five-year warrant to purchase 500,000 unregistered shares of the Company’s common stock at a price equal to $1.46 per

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

share, subject to adjustment for stock splits, stock dividends, recapitalizations and the like. The fair value of the cash payment of $100,000, the 300,000 shares of common stock and the warrant to purchase 500,000 shares of common stock was recorded as a discount on the debt and is being amortized to interest expense over the term of the Promissory Note. The original discount on the debt associated with the cash payment and the issuance of common stock and warrants totaled $905,000.

In November 2007, the Promissory Note was restructured such that all principal and interest payments due thereunder are payable in a lump sum on December 30, 2009. (See Note 20). Set forth below are the components of the Promissory Note at September 30, 2007, reflecting the November 2007 debt restructuring maturity dates:

September 30, 2007

Promissory Note payable — aggregate principal amount of $2,100,000 with 100% principal due on or before December 30, 2009, along with interest accrued at a stated rate of 12% per annum (effective interest rate of 41.3)%	$2,100,000
Less: Unamortized discount related to principal increase, stock issued in lieu of continuation fee and warrant issued	(565,000)

$1,535,000

The Company’s obligations under the Promissory Note are secured by a lien on all or substantially all of the Company’s assets, the assets of the Company’s subsidiaries, and the capital stock of the Company’s subsidiaries held by the Company, pursuant to already existing security agreements and guarantees dated December 30, 2005 and December 29, 2006 between the Company and its subsidiaries on the one hand and Longview and/or Alpha Capital Anstalt (“Alpha”), the Company’s other senior lender, on the other, and additionally pursuant to an Unconditional Guaranty between Optex and Longview. Such security interests and guarantees are granted on a pari passu basis with the already existing senior security interests and guarantee rights held by Longview and Alpha.

In connection with the Promissory Note, Longview and Alpha waived various rights, including the right, pursuant to certain technical defaults, among other things to accelerate or demand repurchase of the obligations under any agreement or instrument between the Company and/or its subsidiaries and Longview and/or Alpha and exercising remedies with respect to collateral. In connection with its November 2007 restructuring of its obligations to Longview and Alpha, the Company bought out certain waiver restrictions of the Promissory Notes related to various registration obligations to Longview and Alpha. (See Note 20.)

In connection with the Promissory Note, the Company also has agreed that, for so long as the Notes remain outstanding and held by Longview except for certain specified issuances, the Company will not, without the prior written consent of Longview, enter into an agreement to issue any individual equity security, convertible debt security or other individual security convertible into the Company’s common stock or equity of the Company at a price that would trigger the anti-dilution provisions set forth in Section 10(d) of the Notes; provided however, that no consent of Longview shall be required for the issuance of any convertible security that has an exercise price or conversion price above the conversion price as defined in the Notes.

Schedule of Principal Payments

The schedule of principal payments required under the Notes, the Term Note and the Promissory Note at September 30, 2007, reflecting the extension in the maturity dates provided by the November 2007 debt restructuring, is set forth below.

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

Fiscal Year	Notes	Term Note	Promissory Note	Total

2008	$—	$—	$—	$—
2009	—	—	—	—
2010	8,445,000	8,250,000	2,100,000	18,795,000

Future principal payments(1)	$8,445,000	$8,250,000	$2,100,000	$18,795,000

(1)	In addition to principal payments required under these obligations, the Company’s Optex subsidiary has a $2.0 million debt outstanding pursuant to a subordinated secured term loan maturing on the earlier of February 2009 or sixty days after retirement of the Company’s senior debt. (See Note 6).

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

In addition, although the Company’s failure to obtain consent of its lenders to its May 2007 issuance of a warrant to purchase up to 200,000 shares of common stock (the “Consent Default”) and the Company’s failure to register shares of the Company’s common stock issued or issuable to its lenders constitute technical defaults under certain agreements the Company entered into with its lenders in December 2006, the Company has received waivers of such failures solely for purposes of accelerating or requiring repurchase of the obligations under any agreement or instrument between the Company and/or its subsidiaries and such lenders, triggering default interest under any such agreement or instrument (but only with respect to the Consent Default), exercising remedies with respect to collateral (including without limitation account collections, settlements, adjustments or compromises, returned inventory, and inspection, audit and appraisal) securing the obligations under any such agreement or instrument, claiming a cross-default under any such agreement or instrument, tolling any restriction periods in any such agreement or instrument, preventing the payment of interest in shares of the Company’s common stock under any such agreement or instrument (but only with respect to a Consent Default), or preventing the Company’s ability to repurchase stock from former employees or directors of the Company under any such agreement or instrument. In connection with its November 2007 restructuring of its obligations to Longview and Alpha, the Company bought out certain waiver restrictions related to various registration obligations to Longview and Alpha. (See Note 20.)

Debt Issuance Costs

In connection with the issuance of the Term Loan and the Notes in December 2005, the Company recorded debt issuance costs of $321,700, consisting primarily of legal fees and expenses. These initial debt issuance costs are presented as deferred costs within the accompanying consolidated balance sheet as of October 1, 2006 and September 30, 2007, net of accumulated amortization of $72,800 and $0, respectively. The Company accrued $46,600 of deferred debt issuance costs at October 1, 2006 and incurred an additional $933,300 in fiscal 2007 in connection with the debt refinancing that occurred on December 29, 2006, consisting principally of a $425,000 investment banking fee, legal fees, and expenses. The unamortized balance of deferred debt issuance costs at September 30, 2007 is $587,200. As a result of the December 2006 debt refinancing, unamortized debt issuance costs of $224,600 arising from the original issuance of the Notes and Term Loan were written off and became a portion of the loss on extinguishment of debt recognized at December 29, 2006.

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

Extinguishment of Debt

The aggregate composition of the loss on extinguishment of debt, derived from the refinancing of both the Company’s senior debt and its convertible debt that has been recognized in fiscal 2007 is set forth below:

Increase in value of Pequot warrants treated as payment to creditor	$2,950,000
Write-off of debt discount on the Notes	904,100
Transaction costs, principally legal fees	319,300
Write-off of unamortized debt issuance costs for the Notes and the Term	224,600

Loan	$4,398,000

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

The amounts assigned to value the warrants issued to the new senior lenders and the Pequot warrants were estimated using the Black-Scholes option pricing model, which is generally used to determine the fair values of option and option-like financial instruments. However, both the warrants issued to the new senior lenders and the Pequot warrants contain anti-dilution features that are not given any value by the Black-Scholes model. Nonetheless, due to the amount of the debt discount already recorded, management does not believe that the valuation of such warrants is materially impacted by the anti-dilution features of the Pequot warrants.

The debt refinancing transactions resulted in the recognition of $14,470,000 of additional stockholders’ equity from the issuance of warrants to purchase up to 4,863,900 shares of the Company’s common stock ($7,180,000) and recognition of a beneficial conversion feature in the Notes ($7,290,000). Of this total non-cash increase in stockholders’ equity, $2,950,000 has been recognized as a part of the loss on extinguishment of debt expense reported in fiscal 2007 and the remaining $11,520,000 will be recognized as interest expense over the period the Notes and the Term Note are outstanding using the effective interest method for the Term Note and the straight line interest method for the Notes. Therefore, these transactions will not result in a permanent increase in the equity of the Company, but rather represent differences in the timing of the recognition of values assigned to issued equity securities and the recognition of such values as expenses of the Company. At September 30, 2007, $7,360,700 of this $11,520,000 of non-cash interest expense remained unamortized.

Note 6 —	Notes Payable — Related Party

In December 2006, in consideration for amendments to its Stock Purchase Agreement, the Buyer Option Agreement and the Escrow Agreement with Timothy Looney initially entered into on December 30, 2005, the Company issued an unsecured subordinated promissory note to Mr. Looney in the original principal amount of $400,000, bearing interest at a rate of 11% per annum. The principal and accrued interest under this note are due and payable in full to Mr. Looney on the earlier of December 29, 2007 or the date the debt owed to the Company’s new senior lenders is indefeasibly paid in full, unless earlier accelerated at Mr. Looney’s election upon certain events of default. (See Note 15).

In January 2007, the Company amended its earnout agreement with Timothy Looney, which was entered into in connection with the Initial Acquisition of Optex, to extend the earnout period through December 2009, with a

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

reduction to $3.9 million in the maximum potential payment, in consideration for Mr. Looney providing the Company’s Optex subsidiary with a secured subordinated term note providing for advances of up to $2 million, bearing interest at 10% per annum and maturing on the earlier of February 2009 or sixty days after retirement of the Company’s senior debt. Aggregate advances of $2 million were provided to Optex in January 2007 pursuant to the secured subordinated term note, and said advances were outstanding at September 30, 2007.

Mr. Looney has asserted that the Company is in default of registration rights pursuant to his Stock Purchase Agreement, effective April 2007, resulting in a liquidated damages claim of $10,000 per month until the registration default is cured or until he becomes eligible to resell his shares of common stock pursuant to Rule 144-K, whichever comes first. Although the Company believes that it may have either rights of offset or defenses against this claim, a liability of $60,000 has been recorded in the Consolidated Balance Sheet at September 30, 2007 to reflect Mr. Looney’s assertion.

The Company recently received notices from Mr. Looney claiming that it is in default under the $400,000 one-year unsecured subordinated promissory note for the alleged nonpayment of principal and interest and that Optex is in default under its $2 million secured subordinated note with TWL Group, LP, an entity owned by Mr. Looney, for the alleged nonpayment of principal and interest. While the Company believes Mr. Looney currently is prohibited under a subordination agreement from demanding payment or taking any other action under the $400,000 note due to the existence of a technical default under the Company’s senior debt, such circumstances could change, requiring the Company to pay the scheduled principal and interest that would otherwise be due under the $400,000 note. In addition, TWL Group alleges that the maturity date of Optex’s $2 million note was November 29, 2007 and that principal and interest was due on that date. While the Company does not agree with TWL Group’s allegations and believes that the maturity date of the $2 million note currently is February 27, 2009, there can be no assurance that TWL Group’s allegations will not be successful. While the Company believes TWL Group currently would be prohibited under a subordination agreement from demanding payment or taking any other action under the $2 million note due to the existence of a technical default under our senior debt, such circumstances could change, requiring Optex to pay the scheduled principal and interest that would otherwise be due under the $2 million note if TWL Group’s allegations were successful. If circumstances change, requiring the Company and Optex to repay the scheduled principal and interest under the $400,000 note and the $2 million note, it would place a significant strain on the Company’s financial resources, may require the Company to raise additional funds and may make it difficult to obtain additional financing. If the Company is unable at such time to repay the scheduled principal and interest under the notes, it could expose the Company to a variety of remedies available to its senior lenders, including acceleration of the senior debt or foreclosure on the Company’s assets and the assets of Optex, and, subject to the subordination agreements, may expose the Company to any remedies that may be available to Mr. Looney and TWL Group, including acceleration of their notes or TWL Group’s foreclosure on the assets of Optex.

Note 7 —	Issuance of Common Stock

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

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

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

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

Fiscal 2007 Issuances

During fiscal 2007, the Company issued a total of 6,877,000 shares of common stock in various transactions. Of this amount, 1,528,700 shares were issued for cash, realizing aggregate net proceeds of $2,005,300 and 5,348,300 shares were issued in non-cash transactions aggregating $9,550,900. These transactions are separately discussed below.

2007 Cash Transactions

Of the 1,528,700 shares of common stock issued for cash during fiscal 2007, 182,600 shares were issued as a result of the exercise of options by employees, realizing net proceeds to the Company of $255,300. Additionally, 1,346,100 shares were issued for net proceeds of $1,750,000 pursuant to the exercise of warrants.

2007 Non-Cash Transactions

The 5,348,300 shares of common stock issued during fiscal 2007 in non-cash transactions were issued in the following amounts:

(1) 600,000 shares were issued to effectuate an aggregate of $1,230,000 of non-cash contribution by the Company to the Company’s employee retirement plan, the Cash or Deferred & Stock Bonus Plan (“ESBP”), for fiscal 2007.

(2) 100,000 shares were issued to make a $205,000 non-cash contribution by the Company to the Company’s Non-Qualified Deferred Compensation Plan for fiscal 2007.

(3) 189,600 shares were issued as bonus stock to certain directors and employees in consideration for past services rendered, valued in the aggregate at $274,900.

(4) 220,200 nonvested shares were issued to certain directors and employees as retention incentives, valued in the aggregate at $318,100.

(5) 50,000 shares, valued at $102,500, were issued to non-employee service providers for legal expenses.

(6) 300,000 shares, valued at $400,000, were issued as a debt continuation fee.

(7) 1,196,200 shares, valued at $1,555,000, were issued pursuant to conversions under the Notes.

(8) 2,692,300 shares, valued at $5,465,400, were issued to exercise the Company’s Buyer Option to purchase the final 30% interest in Optex.

The value of all of the foregoing non-cash issuances of common stock was based on the closing sales price of the Company’s common stock as then reported by the NASDAQ Capital Market (previously known as the Nasdaq SmallCap Market) on the dates that the various transactions were consummated or authorized by the Company’s Board of Directors or as contractually agreed.

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

The following is a summary by category of aggregate equity transactions in fiscal 2005, fiscal 2006 and fiscal 2007 that involved the issuance of the Company’s common stock.

	No. of Shares of		Increase in
	Common Stock Issued		Stockholders’ Equity

Balance at October 3, 2004		17,806,300

Common stock options exercised for cash	128,900		185,400
Common stock warrants exercised for cash	219,400		219,400

Sale of common stock for cash		348,300		$404,800
Issuance for non-officer bonus	1,400		2,900
Issuance to employee retirement plans	513,700		1,146,900

Non-cash issuance of common stock		515,100		$1,149,800

Total for fiscal 2005		863,400		$1,554,600

Balance at October 2, 2005		18,669,700

Common stock options exercised for cash	328,900		629,500
Common stock warrants exercised for cash	213,900		331,600

Sale of common stock for cash		542,800		$961,100
Issuance for non-officer bonus	1,300		2,900
Issuance for new employees hiring incentive	29,500		56,100
Issuance for legal settlement	40,000		94,800
Issuance to pay interest	77,000		175,000
Issuance to employee retirement plans	605,600		1,437,000

Non-cash issuance of common stock		753,400		$1,765,800

Total for fiscal 2006		1,296,200		$2,726,900

Balance at October 1, 2006		19,965,900

Common stock options exercised for cash	182,600		255,300
Common stock warrants exercised for cash	1,346,100		1,750,000

Sale of common stock for cash		1,528,700		$2,005,300
Issuance to acquire 30% of Optex	2,692,300		5,465,400
Issuance to convert debt	1,196,200		1,555,000
Issuance to continue debt	300,000		400,000
Issuance to directors and employees for services	189,600		274,900
Issuance of nonvested shares for retention incentives	220,200		318,100
Issuance to pay legal expense	50,000		102,500
Issuance to employee retirement plans	700,000		1,435,000

Non-cash issuance of common stock		5,348,300		$9,550,900

Total for fiscal 2007		6,877,000		$11,556,200
Balance at September 30, 2007		26,842,900

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

Note 8 —	Common Stock Warrants

Warrants to purchase 219,400 shares of the Company’s common stock were exercised during fiscal 2005, and generated net proceeds of $219,400. Warrants to purchase 54,800 shares of the Company’s common stock expired during fiscal 2005.

Warrants to purchase 213,900 shares of the Company’s common stock were exercised during fiscal 2006, and generated net proceeds of $331,600. Warrants to purchase 139,000 shares of the Company’s common stock expired during fiscal 2006. Warrants to purchase 1,346,200 shares of the Company’s common stock were issued in fiscal 2006 pursuant to the Initial Acquisition of Optex. (See Notes 4 and 5).

In fiscal 2007, as a result of the issuance of new warrants in the refinancing of the Company’s senior debt in December 2006, warrants to purchase 1,346,154 shares at $3.10 per share were automatically adjusted to purchase 3,210,060 shares at $1.30 per share. After this adjustment, these adjusted warrants were exercised by the holders to purchase 1,346,154 shares in December 2006, generating net proceeds of $1,750,000. In addition, new warrants to purchase 3,000,000 shares at $1.30 per share were issued to the new senior lenders in consideration of the terms of the new senior and convertible debt. In May 2007, warrants to purchase 200,000 shares at $1.50 per share were issued to a non-employee service provider as partial consideration for investor relations services. Warrants to purchase 500,000 shares at $1.46 per share were issued to one of the Company’s senior lenders in August 2007 in partial consideration for continuation of the Company’s $2.1 million Loan. Warrants to purchase 300,000 shares of the Company’s common stock expired during fiscal 2007. (See Notes 4 and 5).

Outstanding Warrants

As of September 30, 2007, warrants to purchase a total of 6,144,900 shares of the Company’s common stock were outstanding, with a weighted average exercise price of $1.42 per share and exercise prices ranging from $1.00 per share to $2.99 per share, of which 182,700 warrants expire in fiscal 2008, 598,300 warrants expire in fiscal 2009, 1,863,900 warrants expire in fiscal 2010 and 3,500,000 warrants expire in fiscal 2012.

Note 9 —	Stock Incentive Plans, Employee Retirement Plan and Deferred Compensation Plans

Stock Incentive Plans.  In October 2000, the Board of Directors approved the 2000 Non-Qualified Option Plan (the “2000 Plan”). Under the 2000 Plan, options to purchase an aggregate of 75,000 shares of the Company’s common stock could have been granted to both key management employees and non-employee directors. Options granted under the 2000 Plan could have only been non-statutory stock options. Requirements for participation, exercise price and other terms of the 2000 Plan were similar to the Company’s prior stock option plans except for the limitation to non-statutory options. As of September 30, 2007, options to purchase 40,000 shares of the Company’s common stock at an exercise price of $26.56 per share were outstanding and exercisable under the 2000 Plan.

In December 2000, the Board of Directors approved the 2001 Stock Option Plan (the “2001 Plan”). Under the 2001 Plan, options to purchase an aggregate of 75,000 shares of the Company’s common stock could have been granted to both key management employees and non-employee directors. The 2001 Plan was ratified by stockholders at the Company’s Annual Stockholders Meeting in March 2001. Options granted under the 2001 Plan could have been either incentive stock options or non-statutory stock options. As of September 30, 2007, options to purchase 25,000 shares of the Company’s common stock at an exercise price of $1.15 per share were outstanding and exercisable under the 2001 Plan.

In October 2001, the Board of Directors adopted the 2001 Non-Qualified Option Plan, pursuant to which options to purchase an aggregate of 1,500,000 shares of the Company’s common stock could have been granted to attract and retain employees and directors. Only non-statutory options could have been issued under the 2001 Non-Qualified Option Plan. As of September 30, 2007, options to purchase 815,600 shares of the Company’s common stock were outstanding and exercisable under the 2001 Non-Qualified Option Plan, at exercise prices ranging from $0.77 to $1.35 per share.

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

In December 2002, the Board of Directors adopted the 2003 Stock Incentive Plan (the “2003 Plan”), pursuant to which options to purchase an aggregate of 1,500,000 shares of the Company’s common stock could have been granted to employees, directors and bona fide consultants of the Company and its subsidiaries. Incentive stock options, non-statutory stock options and nonvested stock grants could have been issued under the 2003 Plan. The 2003 Plan was approved and ratified by stockholders at the Company’s 2003 Annual Stockholders Meeting in March 2003. At the Company’s Annual Stockholders Meeting in March 2004, the Company’s stockholders approved an amendment to the 2003 Plan increasing the number of shares of common stock issuable pursuant to options or nonvested stock grants under the 2003 Plan from an aggregate of 1,500,000 shares to an aggregate of 2,400,000 shares. At the Company’s Annual Stockholders Meeting in March 2005, the Company’s stockholders approved an additional amendment to the 2003 Plan increasing the number of shares of common stock issuable pursuant to options or nonvested stock grants under the 2003 Plan from an aggregate of 2,400,000 shares to an aggregate of 4,900,000 shares. As of September 30, 2007, options to purchase 3,488,500 shares of the Company’s common stock were outstanding under the 2003 Plan at exercise prices ranging from $1.04 to $3.62 per share, of which options to purchase 3,340,600 shares were exercisable at September 30, 2007. In addition, 17,500 shares of nonvested stock were issued pursuant to the 2003 Plan prior to the 2003 Plan’s termination, all in fiscal 2006.

At the Company’s Annual Meeting of Stockholders in June 2006, the Company’s stockholders approved the Company’s 2006 Omnibus Incentive Plan (the “2006 Plan”), which is designed to serve as a comprehensive equity incentive program to attract and retain the services of individuals essential to the Company’s long-term growth and financial success. The 2006 Plan permits the granting of stock options (including both incentive and non-qualified stock options), stock-only stock appreciation rights, nonvested stock and nonvested stock units, performance awards of cash, stock or property, dividend equivalents and other stock grants. Upon approval of the 2006 Plan in June 2006, the Company’s 2003 Stock Incentive Plan, 2001 Compensation Plan, 2001 Non-Qualified Stock Option Plan, 2001 Stock Option Plan, 2000 Non-Qualified Stock Option Plan and 1999 Stock Option Plan (the “Prior Plans”) were terminated, but existing options issued pursuant to the Prior Plans remain outstanding in accordance with the terms of their original grants. The number of shares of common stock reserved under the 2006 Plan will automatically be increased on the first day of each fiscal year, beginning on October 2, 2006, in an amount equal to the lesser of (a) 1,000,000 shares or (b) such lesser number as determined by the Board. At September 30, 2007, the aggregate number of shares of common stock issuable under all stock-based awards that may be made under the 2006 Plan is 2,472,400 shares. Under the 2006 Plan, options and nonvested and vested stock may be granted to the Company’s employees, directors and bona fide consultants. As of September 30, 2007, there were options to purchase 16,000 shares of the Company’s common stock outstanding under the 2006 Plan, 228,200 shares of nonvested stock were issued and outstanding pursuant to the 2006 Plan and 199,400 shares of vested stock were issued and outstanding pursuant to the 2006 Plan.

There were options to purchase 50,000, 157,500 and 2,367,300 shares of the Company’s common stock granted by the Company during fiscal 2007, fiscal 2006 and fiscal 2005, respectively. There were no options granted by any of the Company’s subsidiaries during fiscal 2007, fiscal 2006 and fiscal 2005.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants issued during fiscal 2007, fiscal 2006 and fiscal 2005.

	Fiscal Year Ended
	September 30,	October 1,	October 2,
	2007	2006	2005

Risk free interest rate	4.44%-4.73%	4.33-5.09%	3.09-4.07%
Expected life	3-5 years	3-5 years	1-4 years
Expected volatility	60.2%	67.8%	48%-77%
Expected dividend yield	None	None	None

Expected life of the options granted during fiscal 2007, fiscal 2006 and fiscal 2005 was computed using the mid-point between the vesting period and contractual life of the options granted (the “simplified method”) as

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

permitted by Staff Accounting Bulletin No. 107. Expected volatilities were based on the historical volatility of the Company’s stock and other factors.

The exercise prices of stock options granted during the three fiscal years ended September 30, 2007 were equal to the closing price of the Company’s common stock at the date of grant. The following table summarizes stock options outstanding as of September 30, 2007 as well as activity during the three-fiscal year period then ended:

		Weighted Average
	No. of Shares	Exercise Price

Options outstanding at October 3, 2004	3,165,300	$2.58
Granted	2,367,600	2.35
Exercised	(128,900)	1.44
Forfeited	(115,300)	2.43
Expired	(15,700)	33.93

Options outstanding at October 2, 2005	5,273,000	$2.42
Granted	157,500	2.53
Exercised	(328,850)	1.91
Forfeited	(416,350)	2.44
Expired	(1,300)	36.88

Options outstanding at October 1, 2006	4,684,000	$2.44
Granted	50,000	1.41
Exercised	(182,700)	1.40
Forfeited	(191,200)	3.20

Options outstanding at September 30, 2007	4,360,100	$2.44

Options exercisable at September 30, 2007	4,212,200	$2.45

For fiscal years 2007, 2006 and 2005, the weighted-average grant-date fair value of options granted was $1.41, $1.47 and $0.95, respectively. At September 30, 2007, the aggregate intrinsic value of nonvested options outstanding and options exercisable was $0 and $70,100, respectively. For fiscal year 2007, the total intrinsic value of options exercised was $37,300. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option, determined as of the date of the option exercise. At September 30, 2007 the weighted-average remaining contractual life of options outstanding and exercisable was 6.5 years and 6.5 years, respectively.

A summary of outstanding options and exercisable options under the Company’s 2000, 2001, 2003 and 2006 Qualified and Non-Qualified Plans at September 30, 2007 is shown below.

	Outstanding Options
		Weighted Average			Exercisable Options
		Remaining	Weighted	Aggregate		Weighted
Range of		Contractual Life	Average	Intrinsic		Average	Aggregate
Exercise Prices	Number	(Years)	Exercise Price	Value	Number	Exercise Price	Intrinsic Value

$0.77 - $ 1.16	889,600	4.5	$1.06	$70,100	889,600	$1.06	$70,100
1.17 - 1.70	680,000	6.0	1.54	—	642,800	1.53	—
1.71 - 2.51	983,500	7.5	2.21	—	887,000	2.21	—
2.52 - 3.62	1,767,000	7.2	3.06	—	1,752,800	3.06	—
26.56	40,000	3.2	26.56	—	40,000	26.56	—

	4,360,100				4,212,200

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

The aggregate intrinsic values set forth in the above table represent the total pre-tax intrinsic values, based on our closing stock price of $1.10 as of September 28, 2007, the last trading date prior to September 30, 2007, and assuming all the optionees had exercised their options as of that date. Also, at September 30, 2007, approximately 309,300 of the 4,212,200 exercisable options were “in-the-money-options”, with a weighted-average exercise price of $0.87 per share based on the closing price as of September 28, 2007. By comparison, at October 1, 2006, “in-the-money-options” exercisable to purchase a total of 972,400 shares were outstanding at a weighted-average exercise price of $1.06 per share; and at October 2, 2005, “in-the-money-options” exercisable to purchase a total of 3,104,900 shares were outstanding at a weighted-average exercise price of $1.37 per share.

The Boards of Directors of the Company’s subsidiaries, except for Optex, have adopted, and the Company has approved, stock option plans. Under the subsidiary option plans, options may be granted to employees, non-employee directors and other individual service providers of the subsidiary or the Company. Options granted under the subsidiary option plans may be either incentive stock options or non-statutory stock options. As of September 30, 2007, the Company’s subsidiaries have granted outstanding options to purchase an aggregate of 10,644,300 shares of their respective common stock, all of which options were exercisable at September 30, 2007. (See Note 11). The total amount of compensation expense related to nonvested option awards not yet recognized at September 30, 2007 was $26,400. Assuming the optionees continue to be employed by the Company, the amount of compensation expense that will be recognized is as follows:

FY 2008	21,100
FY 2009	5,100
FY 2010	200

Total	$26,400

However, such amounts do not include the cost of new options that may be granted in future periods nor any changes in the Company’s forfeiture percentage.

The following table summarizes nonvested stock grants outstanding as of September 30, 2007 as well as activity during fiscal 2006 and fiscal 2007:

		Weighted
		Average Grant
		Date FairValue
	Nonvested Shares	per Share

Outstanding at October 2, 2005	—	$—
Granted	29,500	1.90
Forfeited	—	—

Outstanding at October 1, 2006	29,500	$1.90
Granted	221,200	1.44
Vested	(9,800)	1.90
Forfeited	(1,000)	1.34

Outstanding at September 30, 2007	239,900	$1.48

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

The total amount of compensation expense related to nonvested stock grants not yet recognized at September 30, 2007 was $277,100 and, assuming the grantees continue to be employed by or remain as directors of the Company, that amount will be recognized as compensation expense as follows:

FY 2008	121,100
FY 2009	111,900
FY 2010	44,100

Total	$277,100

However, such amounts do not include the cost of new nonvested stock grants that may be granted in future periods nor any changes in the Company’s forfeiture percentage.

Employee Stock Benefit Plan.  In fiscal 1982, the Company established an employee retirement plan, its Employee Stock Bonus Plan (“ESBP”) which is effective for fiscal year 1982 and thereafter. This plan provides for annual contributions to the Company’s Employee Stock Bonus Trust (“SBT”) to be determined by the Board of Directors and which will not exceed 15% of total payroll. At the discretion of the Trustee, the SBT will purchase common stock at fair market value or other interest-bearing securities or investments for the accounts of individual employees who, as of September 30, 2007, will gain a vested interest of 20% in their accounts after their first year of service, and 20% each year of service thereafter, until fully vested after five years of service. Effective in fiscal 2008, the schedule for 100% vesting will be reduced to three years of service. Pursuant to the ESBP provision, vesting requirements are met as services are performed and fulfilled at each fiscal year end. That portion of cash or stock held in an employee’s account and not vested at termination of employment will be redistributed in accordance with a prearranged formula. Management believes that the contributions made by the Company to the SBT, to the extent they relate to government cost-plus-fixed-fee contracts, will be reimbursable by the U.S. government. In fiscal years 2007, 2006 and 2005, the Company’s contributions to the SBT were 600,000, 505,600 and 401,500 shares of common stock, respectively, which had estimated market values of $1,230,000, $1,200,000 and $900,000, respectively. In November 2004, the Company issued 12,200 shares of its common stock to the SBT to effectuate an accrued fiscal 2004 contribution of $26,900. In November 2004, the Company also issued 363,600 shares to the SBT with an estimated market value of $800,000 to effectuate a contribution for fiscal 2005. In September 2005, the Company issued 37,900 shares of its common stock with a market value of $100,000 to the SBT as a additional contribution for fiscal 2005. In October 2005, the Company issued 421,900 shares to the SBT with an estimated market value of $1,000,000 to effectuate a contribution for fiscal 2006. In December 2005, the Company issued 83,700 shares to the SBT with an estimated market value of $200,000 to effectuate an additional contribution for fiscal 2006. In December 2006, the Company issued 600,000 shares to the SBT with an estimated market value of $1,230,000 to effectuate a contribution for fiscal 2007. In October 2007, the Company issued 114,000 shares of its common stock to the SBT to effectuate an accrued fiscal 2007 contribution of $112,900.

Deferred Compensation Plan.  In September 2002, the Company established a deferred compensation plan, the Non-Qualified Deferred Compensation Plan, for certain key employees with long-term service with the Company. Annual contributions of common stock of the Company are made to a Rabbi Trust under such plan to be held for the benefit of the deferred compensation plan participants. In December 2006, the Board of Directors authorized the fiscal 2007 contribution to the deferred compensation plan in the amount of 100,000 shares of common stock valued at $205,000. Participants’ potential distributions from the Rabbi Trust represent unsecured claims against the Company. The Rabbi Trust was established by the Company and is subject to creditors’ claims. Shares in this plan may be distributed to each plan beneficiary when they retire from service with the Company. In each of fiscal 2007, fiscal 2006 and fiscal 2005, the Company contributed 100,000 shares of common stock valued at $205,000, $237,000 and $220,000, respectively, to the Rabbi Trust for the Non-Qualified Deferred Compensation Plan. In fiscal 2007, 15,400 shares of the Company’s common stock, valued at $28,900 were distributed to a beneficiary under the Non-Qualified Deferred Compensation Plan, resulting in a balance of 584,600 shares in the Rabbi Trust at September 30, 2007.

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

Executive Salary Continuation Plan.  In February 1996, the Company established a deferred compensation plan, the ESCP, for select key employees of the Company. Benefits payable under the ESCP are established on the basis of years of service with the Company, age at retirement and base salary, subject to a maximum benefits limitation of $137,000 per year for any individual. The ESCP is an unfunded plan. The recorded liability for future expense under the ESCP is determined based on expected lifetime of participants using Social Security mortality tables and discount rates comparable to that of rates of return on high quality investments providing yields in amount and timing equivalent to expected benefit payments. At the end of each fiscal year, the Company determines the assumed discount rate to be used to discount the ESCP liability. The Company considered various sources in making this determination for fiscal 2007, including the Citigroup Pension Liability Index, which at September 30, 2007 was 6.29%. Based on this review, the Company used a 6% discount rate for determining the ESCP liability at September 30, 2007 and as of October 3, 2004 (the date the Company recorded its initial adjustment to accumulated deficit resulting from restatement of the Company’s financial statements). There are presently two retired executives of the Company who are receiving lifetime benefits aggregating $184,700 per annum under the ESCP. Two current executives of the Company are eligible for lifetime benefits of $137,000 each upon their retirement. The current and long-term portions of the ESCP liability at September 30, 2007 are $184,700 and $3,800,500, respectively. (See Note 3.)

Note 10 —	Loss per Share

The Company has excluded from the computation of diluted loss per common share the maximum number of shares issuable pursuant to outstanding, in-the-money stock options, warrants and convertible notes totaling 5,855,800 shares, 10,597,300 shares and 6,361,900 shares of common stock as September 30, 2007, October 1, 2006 and October 5, 2005, respectively, because the Company had a net loss for the periods presented, and to include the representative share increments would be anti-dilutive. Accordingly, for the periods presented basic and diluted net loss per common share are the same as are computed based solely on the weighted average number of shares of common stock outstanding for the respective periods

Note 11 —	Minority Interest in Subsidiaries

MSI did not grant any options to purchase common shares of MSI stock in fiscal 2007, fiscal 2006 and fiscal 2005. As of September 30, 2007, there were no options to purchase shares of common stock of MSI outstanding. At September 30, 2007, the Company owned 98% of MSI’s common stock. The Company has granted a perpetual license to proprietary technology developed by MSI, with exclusivity subject to future minimum royalty obligations. This license has not generated any material royalties to date.

Novalog did not grant any options to purchase shares of common stock of Novalog in fiscal 2007, fiscal 2006 and fiscal 2005. As of September 30, 2007, there were no options to purchase shares of common stock of Novalog outstanding. At September 30, 2007, the Company owned 96% of Novalog’s common stock. (See also Note 12).

RedHawk did not grant any options to purchase shares of RedHawk’s common stock in fiscal 2007, fiscal 2006 and fiscal 2005. As of September 30, 2007, there were no options to purchase shares of common stock of RedHawk outstanding. At September 30, 2007, the Company owned 81% of RedHawk’s common stock.

iNetWorks did not grant any options to purchase shares of its common stock in fiscal 2007, fiscal 2006 and fiscal 2005. As of September 30, 2007, there were options to purchase 10,644,300 shares of iNetWorks common stock outstanding with a weighted average exercise price of $0.04 per share and a weighted average remaining life of 3.47 years. At September 30, 2007, the Company owned 95% of iNetWorks’ common stock.

Optex became a subsidiary of the Company in fiscal 2006 pursuant to the Initial Acquisition. Optex issued no options to purchase shares of its common stock in fiscal 2006 and fiscal 2007. Timothy Looney, the previous owner of Optex, issued a Buyer Option to the Company to purchase 30% of its capital stock subject to approval of the

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

Company’s stockholders. This approval was received in June 2006 and exercised in December 2006, resulting in Optex becoming a wholly owned subsidiary of the Company.

Note 12 —	Discontinued Operations

In September 2005, the Company made the decision to no longer sell the products of its Novalog subsidiary. Consequently, the accompanying consolidated financial statements reflect Novalog as discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, and the results of operations and cash flows of Novalog’s business have been classified as discontinued for all periods presented. Novalog had total revenues of $0, $0 and $97,800 in fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

Note 13 —	Related Party Transactions

In December 2005, the Company amended and restated its consulting agreement entered into in May 2005 and amended in August 2005, with one of the Company’s directors, Chris Toffales, and his consulting firm, CTC Aero, LLC, of which he is sole owner. The December 2005 amendment extended the term of the agreement from one year to three years, increased the monthly consulting fee for business development services from $15,000 to $21,000 per month and changed the terms for payment of any success fee that may be earned by CTC Aero and Mr. Toffales in connection with potential acquisition activities of the Company. Pursuant to the December 2005 amendment, future acquisition success fees, if any, will be payable in unregistered shares of the Company’s common stock in an amount equal to between 5% and 1% of the total purchase price paid by the Company for such acquisition, which percentage decreases are based upon the total acquisition purchase price, and valued at the same per share purchase price as agreed upon in the applicable acquisition. The minimum success fee, if any, remains unchanged by the December 2005 amendment at $150,000. The Company also will pay an additional amount in cash equal to 35% of the success fee. Pursuant to this consulting agreement, CTC Aero and Mr. Toffales earned a success fee of $500,000 in connection with the acquisition of Optex, which fee is a portion of the total purchase price of the Optex transaction. (See Note 4.) This fee and other amounts due to Mr. Toffales under the consulting agreement were retired in December 2007 pursuant to an agreement entered into between the Company and Mr. Toffales to terminate his consulting agreement. (See Note 20). CTC Aero also earned a fee of $127,500 in connection with the private placement of the convertible debt entered into by the Company to partially finance the Initial Acquisition of Optex, which was paid by the debt holders. (See Note 5). In fiscal 2007, 2006 and 2005, Mr. Toffales earned $252,000, $234,000 and $100,900, respectively, for the provision of strategic planning and business development services. In fiscal 2006, Mr. Toffales also earned $15,000 for due diligence services provided in connection with the Initial Acquisition of Optex.

In December 2005, the Company entered into the Initial Acquisition of Optex and purchased 70% of the issued and outstanding capital stock of Optex from Timothy Looney for the following consideration: (a) an initial cash payment of $14.0 million; (b) an additional $64,200 which was paid in July 2006 after completion of Optex’s 2005 audit; and (c) a potential payment of up to an additional $4.0 million in a cash earnout based upon the percentage of net cash flow generated from the Optex business for fiscal 2006 and each of the subsequent two fiscal years. The Company also entered into the Buyer Option agreement with Mr. Looney, whereby the Company agreed to purchase the remaining 30% of the issued and outstanding capital stock of Optex from Mr. Looney if certain conditions were met, including the approval by the Company’s stockholders of the issuance to Mr. Looney of 2,692,300 shares of the Company’s common stock as consideration for the exercise of the Buyer Option. In connection with the transaction in December 2005, Mr. Looney became an officer of the Company and remained an officer and director of Optex until his resignation from these positions in September 2007. The Company exercised the Buyer Option on December 29, 2006 and issued Mr. Looney 2,692,300 shares of the Company’s common stock and a one year $400,000 unsecured, subordinated promissory note payable pursuant thereto on December 29, 2007 in consideration for certain amendments relating to the Buyer Option agreement. (See Note 4). The Company is required to file and has filed a registration statement covering the potential resale of those shares by Mr. Looney, but such registration statement had not been declared effective as of September 30, 2007. As a result of this issuance,

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

Mr. Looney became a greater than 10% stockholder of the Company. In January 2007, the Company amended its earnout agreement with Mr. Looney to extend it for an additional year, with a reduction to $3.9 million in the maximum potential payment, in consideration for Mr. Looney providing the Company’s Optex subsidiary with a secured subordinated term loan providing for advances of up to $2 million, maturing on the earlier of February 2009 or sixty days after retirement of the Company’s senior debt. In June 2007, Mr. Looney was elected a director of the Company at the Company’s Annual Meeting of Stockholders, but subsequently resigned from this position in September 2007 when he resigned from his other positions with the Company and Optex.

As described more fully in Note 5, in order to finance the Initial Acquisition of Optex, in December 2005, the Company closed a private placement with Pequot consisting of senior subordinated secured convertible Notes in the original aggregate principal amount of $10.0 million and issued to Pequot four-year Warrants to purchase an aggregate of 1,346,154 shares of the Company’s common stock at an exercise price of $3.10 per share. The Notes were issued in two series, both of which bear interest at 3.5% per annum, which rate is subject to potential reduction over time. One series of Notes, with an aggregate principal amount of $7,445,500, matures on December 30, 2009, and the other series of Notes, with an aggregate principal amount of $2,554,500, initially matured on December 30, 2007, but in connection with the assignment of the Notes to the Company’s new senior lenders in December 2006, the new senior lenders elected to extend the maturity date of the second series of Notes to December 30, 2009. The principal and interest under the Notes was initially convertible into shares of common stock at a conversion price per share of $2.60 and the Warrants were initially exercisable for shares of common stock at an exercise price per share of $3.10, subject to adjustment for stock splits, stock dividends, recapitalizations and the like and for certain price dilutive issuances. As a result of the issuance of new warrants to the new senior lenders in the December 2006 refinancing of the Company’s senior debt, the Notes automatically became convertible at a conversion price of $1.30 per share and the Warrants automatically became exercisable at an exercise price of $1.30 per share and the number of shares purchasable under such Warrants automatically increased from 1,346,154 to 3,210,060, in accordance with the terms of the anti-dilution provisions of such Notes and Warrants. Subject to certain conditions and limitations, the principal and interest under the Notes also may be repaid with shares of common stock. The conversion and exercise of the Notes and Warrants into an aggregate number of shares of common stock exceeding 19.99% of the Company’s outstanding common stock prior to the closing of the private placement has been approved by the Company’s stockholders.

Note 14 —	Composition of Certain Financial Statement Captions

Accounts receivable and unbilled revenues on uncompleted contracts are largely derived from the Company’s contracts with various U.S. government agencies and contractors, as shown below.

	September 30,	October 1,
	2007	2006

Accounts receivable and unbilled revenues on uncompleted contracts:
U.S. government	$4,249,800	$5,816,100
Other customers	669,100	325,500

	4,918,900	6,141,600
Less allowance for doubtful accounts	(15,000)	(131,000)

	$4,903,900	$6,010,600

Unbilled amounts of $1,289,300 and $1,908,500 at September 30, 2007 and October 1, 2006, respectively, represent contract revenues for which billings have not been presented to customers at year-end. These amounts are billed in accordance with applicable contract terms, usually within 30 days. Included in these amounts are unbilled retentions of $216,900 and $181,700 at September 30, 2007 and October 1, 2006, respectively. The unbilled retentions are normally collected upon final audit of costs by the U.S. government.

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

	September 30,	October 1,
	2007	2006

Inventory:
Work in process	$11,071,900	$5,889,000
Raw materials	6,860,300	7,283,200
Finished goods	310,200	541,000

	18,242,400	13,713,200
Less progress payments	(6,505,200)	(3,412,900)
Less reserve for obsolete inventory	(4,725,700)	(3,565,200)

	$7,011,500	$6,735,100

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

Title to all inventories remains with the Company except to the extent that Optex’s product inventory is recorded net of customer deposits received that are considered advanced payments for purchase of inventory, which advanced payments totaled $6,505,200 and $3,413,000 at September 30, 2007 and October 1, 2006, respectively. Inventoried materials and costs relate to: work orders from customers; the Company’s generic module parts and memory stacks; and capitalized material, labor and overhead costs expected to be recovered from probable new research and development contracts. Work in process includes amounts that may be sold as products or under contracts. Such inventoried costs are stated generally at the total of the direct production costs including overhead. Inventory valuations do not include general and administrative expenses. Inventories are reviewed quarterly to determine salability and obsolescence. The net book value of capitalized pre-contract costs, which gross costs are included in the caption “Work in process”, at September 30, 2007 and October 1, 2006 was $160,800 and $403,100, respectively.

The Company’s property and equipment at September 30, 2007 and October 1, 2006 is shown below.

	September 30,	October 1,
	2007	2006

Property and equipment:
Engineering and production equipment	$17,406,900	$16,539,200
Furniture and fixtures	570,100	529,300
Construction in progress	1,179,400	111,600
Leasehold improvements	1,996,100	1,975,600

	21,152,500	19,155,700
Less accumulated depreciation and amortization	(15,381,100)	(13,617,800)

	$5,771,400	$5,537,900

The net book value of assets under capital leases at September 30, 2007 and October 1, 2006 was approximately $80,800 and $99,700, respectively, which amounts are net of accumulated depreciation of approximately $43,600 and $123,500, respectively.

The Company’s intangible assets are reported at cost less accumulated amortization and consist of patents and trademarks related to the Company’s various technologies, capitalized software and identified intangible assets

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

obtained in the purchase of Optex. (See Note 4). Net intangible assets at September 30, 2007 and October 1, 2006 are set forth below.

	September 30,	October 1,
	2007	2006

Intangible assets, net:
Patents and trademarks	$1,493,600	$1,328,900
Software	2,391,300	2,258,300
Purchased intangibles	3,180,000	2,226,000

	7,064,900	5,813,200
Less accumulated amortization	(4,184,500)	(2,864,400)

	$2,880,400	$2,948,800

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

The patent and trademark amortization expense for the fiscal years ended September 30, 2007 and October 1, 2006 was $141,400 and $122,700, respectively. The amortization of purchased identifiable intangible assets in fiscal 2007 and fiscal 2006 was $949,900 and $533,500, respectively. The unamortized balance of intangible assets is estimated to be amortized as follows:

	Estimated Amortization Expense
For the Fiscal Year	Patents and Trademarks	Software	Purchased Intangibles

2008	$148,700	$216,900	$658,200
2009	$148,700	130,200	$204,500
2010	$136,300	—	$204,500
2011	$114,700	—	$204,500
2012	$87,600	—	$204,500

The Company reviews its intangible assets for impairment when and if impairment indicators occur as required by SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). At September 30, 2007, management believed no indications of impairment existed.

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

Accrued expenses as of September 30, 2007 and October 1, 2006 consisted of the following:

		October 1,
	September 30,	2006
	2007	As Restated(1)

Accrued expenses:
Salaries and wages	$379,500	$425,400
Vacation	624,500	631,000
Payroll taxes	41,800	42,600
Interest	660,400	191,000
Deferred rent, Optex	119,100	127,700
Deferred compensation (ESCP liability)	184,700	184,700
Professional fees	252,300	85,000
Other accrued expenses	376,400	303,300

	$2,638,700	$1,990,700

(1)	See Note 3, “Restatement of Consolidated Financial Statements.”

Note 15 —	Commitments and Contingencies

The Company leases certain facilities and equipment under cancelable and non-cancelable operating and capital leases. Future minimum payments under capital lease obligations and operating lease commitments for the next five years as of September 30, 2007 are as follows:

Fiscal Year	Capital Leases	Operating Leases

2008	$52,700	$1,127,000
2009	32,200	369,000
2010	11,700	135,000
2011	—	—
2012	—	—

Future minimum lease payments	$96,600	$1,631,000

Less amount representing interest	11,300

Present value of net minimum lease payments	$85,300

Total rent expense for operating leases amounted to $1,107,000, $951,900 and $658,900 for the fiscal years ended September 30, 2007, October 1, 2006 and October 2, 2005, respectively. In accordance with SFAS No. 13, rent expense is recognized on a straight-line basis over the lease period. At September 30, 2007, deferred rent (representing the cumulative difference between rent paid and the rent expense recognized) was $119,100 for the Optex facility leases.

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

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

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

Note 16 —	Income Taxes

The income tax provision is based upon management’s review of the Company’s estimated annual income tax rate, including state taxes. Prior to its tax consolidation with the Company on December 29, 2006, Optex was a calendar year taxpayer. Subsequent to its tax consolidation with the Company on December 29, 2006, Optex’s tax obligations are determined using the Company’s fiscal year period. In the 13-week period ended April 1, 2007, an adjustment was made to reconcile the Company’s tax obligations resulting from this transition, which produced an income tax benefit of $85,200 for fiscal 2007.

The (provision) benefit for income taxes is comprised of:

	Fiscal Year Ended
	September 30, 2007	October 1, 2006	October 2, 2005

Current federal	$194,500	$(205,800)	$—
Current state	(43,000)	(36,300)	(16,100)
Deferred federal	—	208,000	—
Deferred state	—	—	—

Benefit (provision) for income tax expense	$151,500	$(34,100)	$(16,100)

The (provision) benefit for income taxes differs from the amount computed by applying the statutory federal income tax rate to loss before (provision) benefit for income taxes. The sources and tax effects of the differences are as follows:

	Fiscal Year Ended
		October 1, 2006	October 2, 2005
	September 30, 2007	As Restated(1)	As Restated(1)

Income tax (provision) benefit at the federal statutory rate of 34%	$7,576,100	$2,827,600	$540,700
State income provision, net of federal benefit	(28,400)	(36,300)	(16,100)
Expiration of operating loss carryforwards	(1,692,700)	(188,400)	—
Purchase accounting	—	(1,067,000)	—
Other	398,900	(3,400)	—
Valuation allowance changes affecting the provision for income taxes	(6,102,400)	(1,566,600)	(540,700)

	$151,500	$(34,100)	$(16,100)

(1)	See Note 3, “Restatement of Consolidated Financial Statements.”

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

The tax effect of significant temporary items comprising the Company’s deferred taxes as of September 30, 2007 and October 1, 2006, are as follows:

	September 30,	October 1,
	2007	2006

Current deferred tax assets:
Reserves not currently deductible	$4,166,800	$518,000
Current deferred tax liabilities:
Contract accounting	(130,300)	(485,800)
Valuation allowance	(4,036,500)	(518,000)

Net current deferred tax assets (liabilities)	$—	$(485,800)

Non-current deferred tax assets:
Operating loss carryforwards	$42,311,000	$39,680,000
Tax credit carryforwards	1,324,000	2,159,000
Reserves not currently deductible	38,600
Non-current deferred tax liabilities:
Intangible assets from Optex acquisition	(675,800)	(677,000)
Contract accounting	(390,800)	—
Valuation allowance	(42,607,000)	(41,162,000)

Net non-current deferred tax asset (liability)	$—	$—

At September 30, 2007, the Company had net operating loss carryforwards of approximately $117,000,000 for financial reporting and federal income tax purposes expiring in varying amounts from fiscal year 2008 through fiscal year 2027, and $44,000,000 for California tax purposes expiring in varying amounts from fiscal year 2008 through fiscal year 2017, available to offset future federal and California taxable income. In addition, as of September 30, 2007, the Company had qualified research credits of $1,324,000, expiring in varying amounts through fiscal year 2027, which are available to offset future income taxes. The ability of the Company to utilize the net operating loss and credit carryforwards is likely to be restricted by certain provisions of the Internal Revenue Code due to changes in ownership of the Company’s common stock.

Optex was formed in 1987 as a Texas S Corporation. From inception through December 30, 2005, Optex’s taxable income or loss was reflected on its sole shareholder’s personal tax return, and Optex was not required to pay federal income taxes as a result of the election of S Corporation status. On December 30, 2005, its former sole shareholder sold 70% of the outstanding common stock to the Company, and income tax regulations required Optex to become subject to corporate income taxation as a Texas C Corporation effective December 30, 2005. Upon conversion to a C Corporation, Optex recorded deferred tax liabilities of $693,800 to provide for income taxes that were not then currently payable related to pre-acquisition operations. During Optex’s nine month period ended October 1, 2006 approximately $206,000 of this amount became payable. Optex was ineligible to become a member of ISC’s consolidated tax group until December 29, 2006 because it was not at least 80% owned by ISC. Therefore, for fiscal 2006 and the first quarter of fiscal 2007 Optex was a separate entity for income tax reporting purposes, and its taxable income could not be combined with that of ISC and sheltered by ISC’s consolidated tax group’s current taxable loss or its operating loss carryforwards. On December 29, 2006, the Company acquired the remaining 30% of the Optex common stock. Effective at that acquisition date, Optex became a wholly owned subsidiary of the Company and became a member of the Company’s consolidated tax group.

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

Note 17 —	Concentration of Revenues and Sources of Supply

In fiscal 2007, direct contracts with the U.S. government accounted for 47% of the Company’s total revenues, and second-tier government contracts with government contractors accounted for 45% of total revenues. The remaining 8% of the Company’s total revenues in fiscal 2007 were derived from non-government sources. Of the revenues derived directly or indirectly from U.S. government agencies, the U.S. Army, the U.S. Air Force and General Dynamics, a government contractor, accounted for 25%, 21% and 10%, respectively, of total revenues in fiscal 2007. Loss of any of these customers would have a material adverse impact on the Company’s business, financial condition and results of operations. No single non-governmental customer accounted for more than 10% of the total consolidated revenues in fiscal 2007.

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

Optex manufactures its own products in its leased facilities in Richardson, Texas, largely through assembly of parts, many of which are available from a variety of sources. Optex’s largest suppliers are Litton Electro-Optical Systems, Hoya Optics, Qioptiq Imaging Solutions and Spartech Corporation. However, some of Optex’s products currently incorporate components purchased from single sources of supply. The Company’s financial position has limited its Company’s ability to supplement Optex’s working capital used to fund the purchase of parts and materials from its suppliers. If supply from single supply sources is materially disrupted, requiring Optex to obtain and qualify alternate sources of supply for such components, the Company’s revenues could decline, its reputation with customers could be harmed, and its business and results of operations could be adversely affected.

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

Note 18 —	Summarized Quarterly Financial Information (Unaudited)

The following table presents the Company’s operating results for each of the eight fiscal quarters in the period ended September 30, 2007. The information for each of these quarters is unaudited and has been prepared on the same basis as the Company’s audited consolidated financial statements. In the opinion of management, all necessary adjustments have been included to fairly present the unaudited quarterly results. This data should be read together with the consolidated financial statements and the notes thereto included herein.

	Quarter Ended
	December 31,	April 1,	July 1,
	2006	2007	2007	September 30,
	As Restated(1)	As Restated(1)	As Restated(1)	2007

Fiscal 2007
Total revenues	$8,119,500	$8,009,500	$9,636,800	$10,018,800
Loss from operations	(1,163,200)	(2,831,600)	(2,875,900)	(3,947,100)
Loss from continuing operations	(6,394,200)	(5,002,600)	(4,681,200)	(6,053,100)
Gain (loss) from discontinued operations	—	—	—	—
Net loss	(6,394,200)	(5,002,600)	(4,681,200)	(6,053,100)

Net loss per share:
From continuing operations	(0.32)	(0.20)	(0.18)	(0.23)
From discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)

Basic and diluted net loss per share	$(0.32)	$(0.20)	$(0.18)	$(0.23)
Weighted average shares outstanding	20,123,500	25,169,000	25,808,200	26,354,100

	Quarter Ended
	January 1,	April 2,	July 2,	October 1,
	2006	2006	2006	2006

Fiscal 2006, as restated(1)
Total revenues	$4,781,000	$7,857,500	$8,697,000	$9,490,200
Loss from operations	(1,079,800)	(1,638,600)	(1,051,900)	(1,782,700)
Loss from continuing operations	(1,092,300)	(2,425,500)	(1,539,800)	(3,293,100)
Gain (loss) from discontinued operations	—	—	—	—
Net loss	(1,092,300)	(2,425,500)	(1,539,800)	(3,293,100)

Basic and diluted net loss per share:
From continuing operations	(0.06)	(0.13)	(0.08)	(0.17)
From discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)

Basic and diluted net loss per share	$(0.06)	$(0.13)	$(0.08)	$(0.17)
Weighted average shares outstanding	19,194,300	19,474,700	19,695,500	19,713,200

(1)	See Note 3, “Restatement of Consolidated Financial Statements”.

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

The following tables present the effects of adjustments made to our previously reported selected quarterly financial information for the first three fiscal quarters of fiscal 2007.

	13 Weeks Ended December 31, 2006
	As Reported	Adjustments	As Restated

Revenues:
Contract research and development revenue	4,004,200		4,004,200
Product sales	4,111,400		4,111,400
Other revenue	3,900		3,900

Total revenues	8,119,500		8,119,500
Cost and expenses:
Cost of contract research and development revenue	3,358,000		3,358,000
Cost of product sales	3,296,600		3,296,600
General and administrative expense	2,530,000	(33,300)	2,496,700
Research and development expense	131,400		131,400

Total costs and expenses	9,316,000	(33,300)	9,282,700

Loss from operations	(1,196,500)	33,300	(1,163,200)
Interest expense	(910,200)		(910,200)
Loss on extinguishment of debt	(4,398,000)		(4,398,000)
Interest and other income	400		400

Loss from continuing operations before minority interest and provision for income taxes	(6,504,300)	33,300	(6,471,000)
Minority interest in loss of subsidiaries	84,700		84,700
Benefit for income taxes	(7,900)		(7,900)

Net loss	(6,427,500)	33,300	(6,394,200)

Basic and diluted net loss per common share	(0.32)		(0.32)

Weighted average number of shares outstanding	20,123,500		20,123,500

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

	13 Weeks April 1, 2007
	As Reported	Adjustments	As Restated

Revenues:
Contract research and development revenue	3,942,300		3,942,300
Product sales	4,061,000		4,061,000
Other revenue	6,200		6,200

Total revenues	8,009,500		8,009,500
Cost and expenses:
Cost of contract research and development revenue	3,434,600		3,434,600
Cost of product sales	3,216,400		3,216,400
General and administrative expense	3,781,500	(33,300)	3,748,200
Research and development expense	441,900		441,900

Total costs and expenses	10,874,400	(33,300)	10,841,100

Loss from operations	(2,864,900)	33,300	(2,831,600)
Interest expense	(2,261,800)		(2,261,800)
Interest and other income	1,000		1,000

Loss from continuing operations before minority interest and provision for income taxes	(5,125,700)	33,300	(5,092,400)
Minority interest in loss of subsidiaries	300		300
Provision for income taxes	89,500		89,500

Net loss	(5,035,900)	33,300	(5,002,600)

Basic and diluted net loss per common share	(0.20)		(0.20)

Weighted average number of shares outstanding	25,169,000		25,169,000

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

	13 Weeks July 1, 2007
	As Reported	Adjustments	As Restated

Revenues:
Contract research and development revenue	4,410,000		4,410,000
Product sales	5,221,900		5,221,900
Other revenue	4,900		4,900

Total revenues	9,636,800		9,636,800
Cost and expenses:
Cost of contract research and development revenue	3,445,600		3,445,600
Cost of product sales	5,676,100		5,676,100
General and administrative expense	3,191,200	(33,300)	3,157,900
Research and development expense	233,100		233,100

Total costs and expenses	12,546,000	(33,300)	12,512,700

Loss from operations	(2,909,200)	33,300	(2,875,900)
Interest expense	(1,803,800)		(1,803,800)
Loss on disposal of assets	(200)		(200)
Interest and other income	2,200		2,200

Loss from continuing operations before minority interest and provision for income taxes	(4,711,000)	33,300	(4,677,700)
Minority interest in loss of subsidiaries	100		100
Benefit for income taxes	(3,600)		(3,600)

Net loss	(4,714,500)	33,300	(4,681,200)

Basic and diluted net loss per common share	(0.18)		(0.18)

Weighted average number of shares outstanding	25,808,200		25,808,200

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

Consolidated balance sheets for the restated interim periods of fiscal 2007:

	December 31,	April 1,	July 1,
	2006	2007	2007
	As Restated(1)	As Restated(1)	As Restated(1)

Assets
Current assets:
Cash and cash equivalents	$1,278,000	$1,358,100	$1,006,900
Restricted cash	39,500	41,800	39,300
Accounts receivable, net	3,545,700	2,878,900	3,153,400
Unbilled revenues on uncompleted contracts	1,106,100	1,018,600	897,900
Inventory, net	8,686,100	9,562,100	9,263,400
Prepaid expenses and other current assets	318,000	437,200	201,100

Total current assets	14,973,400	15,296,700	14,562,000
Property and equipment, net	5,320,700	5,572,400	5,514,000
Intangible assets, net	3,672,800	3,368,700	3,074,500
Goodwill	12,119,200	12,119,200	12,119,200
Deferred costs	930,800	806,700	701,200
Deposits	117,800	119,000	120,800

Total assets	$37,134,700	$37,282,700	$36,091,700

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,338,100	$5,499,500	$5,664,000
Accrued expenses	2,809,100	3,674,300	3,514,000
Success fee payable to related party	500,000	500,000	500,000
Accrued estimated loss on contracts	98,600	60,500	769,700
Advance billings on uncompleted contracts	200,400	87,600	197,100
Deferred revenue	55,800	230,900	650,000
Income taxes payable	124,600	105,700	99,800
Net deferred tax liabilities	501,400	501,400	501,300
Notes payable — convertible and bank, net of discounts	—	—	1,202,600
Promissory note payable — related party	—	400,000	400,000
Capital lease obligations — current portion	65,400	70,700	60,400

Total current liabilities	9,693,400	11,130,600	13,558,900
Note payable — senior term, net of discounts	6,730,000	6,885,400	7,049,500
Notes payable — convertible, net of discounts	—	768,700	259,100
Promissory note — related party	400,000	—	—
Subordinated term loan — related party		2,000,000	2,000,000
Executive Salary Continuation Plan liability	3,900,300	3,867,000	3,833,700
Capital lease obligations, less current portion	35,100	54,700	43,200
Minority interest in consolidated subsidiaries	409,600	324,900	324,900

Total liabilities	21,168,400	25,031,300	27,069,300

Commitments and contingencies
Stockholders’ equity:
Common stock	247,300	253,700	262,100
Common stock warrants	—	—	—
Deferred stock-based compensation	(1,067,100)	(685,200)	(550,500)
Common stock held by Rabbi Trust	(1,144,000)	(1,115,100)	(1,115,100)
Deferred compensation liability	1,144,000	1,115,100	1,115,100
Paid-in capital	147,704,200	148,603,600	149,912,700
Accumulated deficit	(130,918,100)	(135,920,700)	(140,601,900)

Total stockholders’ equity	15,966,300	12,251,400	9,022,400

	$37,134,700	$37,282,700	$36,091,700

(1)	See Note 3, “Restatement of Consolidated Financial Statements”.

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

	As of December 31, 2006
	As Previously
	Reported	Adjustments	As Restated(1)

Assets
Current assets:
Cash and cash equivalents	$1,278,000		$1,278,000
Restricted cash	39,500		39,500
Accounts receivable, net	3,545,700		3,545,700
Unbilled revenues on uncompleted contracts	1,106,100		1,106,100
Inventory, net	8,686,100		8,686,100
Prepaid expenses and other current assets	318,000		318,000

Total current assets	14,973,400		14,973,400
Property and equipment, net	5,320,700		5,320,700
Intangible assets, net	3,672,800		3,672,800
Goodwill	12,119,200		12,119,200
Deferred costs	930,800		930,800
Deposits	117,800		117,800

Total assets	$37,134,700	$—	$37,134,700

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,338,100	$—	$5,338,100
Accrued expenses	2,624,400	184,700	2,809,100
Success fee payable to related party	500,000		500,000
Accrued estimated loss on contracts	98,600		98,600
Advance billings on uncompleted contracts	200,400		200,400
Deferred revenue	55,800		55,800
Income taxes payable	124,600		124,600
Net deferred tax liabilities	501,400		501,400
Capital lease obligations — current portion	65,400		65,400

Total current liabilities	9,508,700	184,700	9,693,400
Note payable — senior term, net of discounts	6,730,000		6,730,000
Promissory note — related party	400,000		400,000
Executive Salary Continuation Plan liability	—	3,900,300	3,900,300
Capital lease obligations, less current portion	35,100		35,100
Minority interest in consolidated subsidiaries	409,600		409,600

Total liabilities	17,083,400	4,085,000	21,168,400

Commitments and contingencies
Stockholders’ equity:
Common stock	247,300		247,300
Common stock warrants	—		—
Deferred stock-based compensation	(1,067,100)		(1,067,100)
Common stock held by Rabbi Trust	(1,144,000)		(1,144,000)
Deferred compensation liability	1,144,000		1,144,000
Paid-in capital	147,704,200		147,704,200
Accumulated deficit	(126,833,100)	(4,085,000)	(130,918,100)

Total stockholders’ equity	20,051,300	(4,085,000)	15,966,300

	$37,134,700	$—	$37,134,700

(1)	See Note 3, “Restatement of Consolidated Financial Statements”.

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

	As of April 1, 2007
	As Previously
	Reported	Adjustments	As Restated(1)

Assets
Current assets:
Cash and cash equivalents	$1,358,100		$1,358,100
Restricted cash	41,800		41,800
Accounts receivable, net	2,878,900		2,878,900
Unbilled revenues on uncompleted contracts	1,018,600		1,018,600
Inventory, net	9,562,100		9,562,100
Prepaid expenses and other current assets	437,200		437,200

Total current assets	15,296,700		15,296,700
Property and equipment, net	5,572,400		5,572,400
Intangible assets, net	3,368,700		3,368,700
Goodwill	12,119,200		12,119,200
Deferred costs	806,700		806,700
Deposits	119,000		119,000

Total assets	$37,282,700	$—	$37,282,700

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,499,500	$—	$5,499,500
Accrued expenses	3,489,600	184,700	3,674,300
Success fee payable to related party	500,000		500,000
Accrued estimated loss on contracts	60,500		60,500
Advance billings on uncompleted contracts	87,600		87,600
Deferred revenue	230,900		230,900
Income taxes payable	105,700		105,700
Net deferred tax liabilities	501,400		501,400
Promissory note payable — related party	400,000		400,000
Capital lease obligations — current portion	70,700		70,700

Total current liabilities	10,945,900	184,700	11,130,600
Note payable — senior term, net of discounts	6,885,400		6,885,400
Notes payable — convertible, net of discounts	768,700		768,700
Subordinated term loan — related party	2,000,000		2,000,000
Executive Salary Continuation Plan liability	—	3,867,000	3,867,000
Capital lease obligations, less current portion	54,700		54,700
Minority interest in consolidated subsidiaries	324,900		324,900

Total liabilities	20,979,600	4,051,700	25,031,300

Commitments and contingencies
Stockholders’ equity:
Common stock	253,700		253,700
Common stock warrants	—		—
Deferred stock-based compensation	(685,200)		(685,200)
Common stock held by Rabbi Trust	(1,115,100)		(1,115,100)
Deferred compensation liability	1,115,100		1,115,100
Paid-in capital	148,603,600		148,603,600
Accumulated deficit	(131,869,000)	(4,051,700)	(135,920,700)

Total stockholders’ equity	16,303,100	(4,051,700)	12,251,400

	$37,282,700	$—	$37,282,700

(1)	See Note 3, “Restatement of Consolidated Financial Statements”.

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

	As of July 1, 2007
	As Previously
	Reported	Adjustments	As Restated(1)

Assets
Current assets:
Cash and cash equivalents	$1,006,900		$1,006,900
Restricted cash	39,300		39,300
Accounts receivable, net	3,153,400		3,153,400
Unbilled revenues on uncompleted contracts	897,900		897,900
Inventory, net	9,263,400		9,263,400
Prepaid expenses and other current assets	201,100		201,100

Total current assets	14,562,000		14,562,000
Property and equipment, net	5,514,000		5,514,000
Intangible assets, net	3,074,500		3,074,500
Goodwill	12,119,200		12,119,200
Deferred costs	701,200		701,200
Deposits	120,800		120,800

Total assets	$36,091,700	$—	$36,091,700

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,664,000	$—	$5,664,000
Accrued expenses	3,329,300	184,700	3,514,000
Success fee payable to related party	500,000		500,000
Accrued estimated loss on contracts	769,700		769,700
Advance billings on uncompleted contracts	197,100		197,100
Deferred revenue	650,000		650,000
Income taxes payable	99,800		99,800
Net deferred tax liabilities	501,300		501,300
Notes payable — convertible and bank, net of discounts	1,202,600		1,202,600
Promissory note payable — related party	400,000		400,000
Capital lease obligations — current portion	60,400		60,400

Total current liabilities	13,374,200	184,700	13,558,900
Note payable — senior term, net of discounts	7,049,500		7,049,500
Notes payable — convertible, net of discounts	259,100		259,100
Subordinated term loan — related party	2,000,000		2,000,000
Executive Salary Continuation Plan liability	—	3,833,700	3,833,700
Capital lease obligations, less current portion	43,200		43,200
Minority interest in consolidated subsidiaries	324,900		324,900

Total liabilities	23,050,900	4,018,400	27,069,300

Commitments and contingencies
Stockholders’ equity:
Common stock	262,100		262,100
Common stock warrants	—		—
Deferred stock-based compensation	(550,500)		(550,500)
Common stock held by Rabbi Trust	(1,115,100)		(1,115,100)
Deferred compensation liability	1,115,100		1,115,100
Paid-in capital	149,912,700		149,912,700
Accumulated deficit	(136,583,500)	(4,018,400)	(140,601,900)

Total stockholders’ equity	13,040,800	(4,018,400)	9,022,400

	$36,091,700	$—	$36,091,700

(1)	See Note 3, “Restatement of Consolidated Financial Statements”.

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

The following tables present the effects of adjustments made to our previously reported selected quarterly financial information for the first three quarters of fiscal 2006.

	13 Weeks Ended January 1, 2006
	As Reported	Adjustments	As Restated

Revenues:
Contract research and development revenue	4,256,700		4,256,700
Product sales	508,700		508,700
Other revenue	15,600		15,600

Total revenues	4,781,000		4,781,000
Cost and expenses:
Cost of contract research and development revenue	3,371,000		3,371,000
Cost of product sales	382,200		382,200
General and administrative expense	2,071,000	(32,800)	2,038,200
Research and development expense	69,400		69,400

Total costs and expenses	5,893,600	(32,800)	5,860,800

Loss from operations	(1,112,600)	32,800	(1,079,800)
Interest expense	(8,300)		(8,300)
Interest and other income	1,600		1,600

Loss from continuing operations before minority interest and provision for income taxes	(1,119,300)	32,800	(1,086,500)
Minority interest in loss of subsidiaries	300		300
Benefit (provision) for income taxes	(6,100)		(6,100)

Net loss	(1,125,100)	32,800	(1,092,300)

Basic and diluted net loss per common share	(0.06)		(0.06)

Weighted average number of shares outstanding	19,194,300		19,194,300

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

	13 Weeks Ended April 2, 2006
	As Reported	Adjustments	As Restated

Revenues:
Contract research and development revenue	3,316,900		3,316,900
Product sales	4,518,900		4,518,900
Other revenue	21,700		21,700

Total revenues	7,857,500		7,857,500
Cost and expenses:
Cost of contract research and development revenue	3,042,200		3,042,200
Cost of product sales	3,736,300		3,736,300
General and administrative expense	2,672,000	(32,800)	2,639,200
Research and development expense	78,400		78,400

Total costs and expenses	9,528,900	(32,800)	9,496,100

Loss from operations	(1,671,400)	32,800	(1,638,600)
Interest expense	(443,100)		(443,100)
Change in fair value of derivative instrument	(317,800)		(317,800)
Interest and other income	200		200

Loss from continuing operations before minority interest and provision for income taxes	(2,432,100)	32,800	(2,399,300)
Minority interest in loss of subsidiaries	(14,800)		(14,800)
Benefit (provision) for income taxes	(11,400)		(11,400)

Net loss	(2,458,300)	32,800	(2,425,500)

Basic and diluted net loss per common share	(0.13)		(0.12)

Weighted average number of shares outstanding	19,474,700		19,474,700

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

	13 Weeks Ended July 2, 2006
	As Reported	Adjustments	As Restated

Revenues:
Contract research and development revenue	4,095,000		4,095,000
Product sales	4,599,100		4,599,100
Other revenue	2,900		2,900

Total revenues	8,697,000		8,697,000
Cost and expenses:
Cost of contract research and development revenue	3,071,700		3,071,700
Cost of product sales	4,112,900		4,112,900
General and administrative expense	2,422,800	(32,800)	2,390,000
Research and development expense	174,300		174,300

Total costs and expenses	9,781,700	(32,800)	9,748,900

Loss from operations	(1,084,700)	32,800	(1,051,900)
Interest expense	(349,800)		(349,800)
Gain on disposal of assets	1,100		1,100
Interest and other income	500		500

Loss from continuing operations before minority interest and provision for income taxes	(1,432,900)	32,800	(1,400,100)
Minority interest in loss of subsidiaries	(130,000)		(130,000)
Benefit (provision) for income taxes	(9,700)		(9,700)

Net loss	(1,572,600)	32,800	(1,539,800)

Basic and diluted net loss per common share	(0.08)		(0.08)

Weighted average number of shares outstanding	19,695,500		19,695,500

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

Consolidated balance sheets for the restated interim periods of fiscal 2006:

	January 1,	April 2,	July 2,
	2006	2006	2006
	As Restated(1)	As Restated(1)	As Restated(1)

Assets
Current assets:
Cash and cash equivalents	$2,768,800	$2,035,600	$743,300
Restricted cash	48,100	48,300	39,900
Accounts receivable, net	4,063,000	3,505,300	3,797,500
Unbilled revenues on uncompleted contracts	1,283,300	1,108,200	1,651,600
Inventory, net	6,625,300	6,955,000	7,749,800
Prepaid expenses and other current assets	166,800	155,400	134,100

Total current assets	14,955,300	13,807,800	14,116,200
Property and equipment, net	5,428,200	5,030,500	4,805,200
Intangible assets, net	797,200	3,352,000	3,687,500
Goodwill	10,751,700	8,843,200	8,427,300
Deferred costs	304,600	297,400	273,100
Deposits	101,900	117,800	117,800

Total assets	$32,338,900	$31,448,700	$31,427,100

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,054,800	$3,360,000	$4,139,600
Accrued expenses	2,231,000	2,434,500	2,415,500
Accrued estimated loss on contracts	55,900	44,800	101,500
Advance billings on uncompleted contracts	258,900	132,200	189,000
Deferred revenue	2,100	16,500	—
Line of credit	2,000,000	2,000,000	2,000,000
Notes payable — convertible and bank, net of discounts	1,225,000	1,225,000	13,235,200
Capital lease obligations — current portion	123,700	115,200	95,600

Total current liabilities	8,951,400	9,328,200	22,176,400
Note payable — convertible and bank	13,675,000	12,593,600	—
Executive Salary Continuation Plan liability	4,032,100	3,999,300	3,966,500
Capital lease obligations, less current portion	67,100	82,600	64,900
Minority interest in consolidated subsidiaries	2,184,400	2,122,300	2,252,300

Total liabilities	28,910,000	28,126,000	28,460,100

Commitments and contingencies
Stockholders’ equity:
Common stock	194,300	196,800	199,500
Common stock warrants	—	—	—
Unamortized stock bonus plan contribution	(953,600)	(679,400)	(426,900)
Deferred stock-based compensation	(177,700)	(118,500)	(94,100)
Common stock held by Rabbi Trust	(939,000)	(939,000)	(939,000)
Deferred compensation liability	939,000	939,000	939,000
Paid-in capital	121,631,400	123,614,800	124,519,300
Accumulated deficit	(117,265,500)	(119,691,000)	(121,230,800)

Total stockholders’ equity	3,428,900	3,322,700	2,967,000

	$32,338,900	$31,448,700	$31,427,100

(1)	See Note 3, “Restatement of Consolidated Financial Statements”.

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

	As of January 1, 2006
	As Previously
	Reported	Adjustments	As Restated(1)

Assets
Current assets:
Cash and cash equivalents	$2,768,800		$2,768,800
Restricted cash	48,100		48,100
Accounts receivable, net	4,063,000		4,063,000
Unbilled revenues on uncompleted contracts	1,283,300		1,283,300
Inventory, net	6,625,300		6,625,300
Prepaid expenses and other current assets	166,800		166,800

Total current assets	14,955,300		14,955,300
Property and equipment, net	5,428,200		5,428,200
Intangible assets, net	797,200		797,200
Goodwill	10,751,700		10,751,700
Deferred costs	304,600		304,600
Deposits	101,900		101,900

Total assets	$32,338,900	$—	$32,338,900

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,054,800	$—	$3,054,800
Accrued expenses	2,046,300	184,700	2,231,000
Accrued estimated loss on contracts	55,900		55,900
Advance billings on uncompleted contracts	258,900		258,900
Deferred revenue	2,100		2,100
Line of credit	2,000,000		2,000,000
Notes payable — convertible and bank, net of discounts	1,225,000		1,225,000
Capital lease obligations — current portion	123,700		123,700

Total current liabilities	8,766,700	184,700	8,951,400
Note payable — convertible and bank	13,675,000		13,675,000
Executive Salary Continuation Plan liability	—	4,032,100	4,032,100
Capital lease obligations, less current portion	67,100		67,100
Minority interest in consolidated subsidiaries	2,184,400		2,184,400

Total liabilities	24,693,200	4,216,800	28,910,000

Commitments and contingencies
Stockholders’ equity:
Common stock	194,300		194,300
Common stock warrants	—		—
Unamortized stock bonus plan contribution	(953,600)		(953,600)
Deferred stock-based compensation	(177,700)		(177,700)
Common stock held by Rabbi Trust	(939,000)		(939,000)
Deferred compensation liability	939,000		939,000
Paid-in capital	121,631,400		121,631,400
Accumulated deficit	(113,048,700)	(4,216,800)	(117,265,500)

Total stockholders’ equity	7,645,700	(4,216,800)	3,428,900

	$32,338,900	$—	$32,338,900

(1)	See Note 3, “Restatement of Consolidated Financial Statements”.

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

	As of April 2, 2006
	As Previously
	Reported	Adjustments	As Restated(1)

Assets
Current assets:
Cash and cash equivalents	$2,035,600		$2,035,600
Restricted cash	48,300		48,300
Accounts receivable, net	3,505,300		3,505,300
Unbilled revenues on uncompleted contracts	1,108,200		1,108,200
Inventory, net	6,955,000		6,955,000
Prepaid expenses and other current assets	155,400		155,400

Total current assets	13,807,800		13,807,800
Property and equipment, net	5,030,500		5,030,500
Intangible assets, net	3,352,000		3,352,000
Goodwill	8,843,200		8,843,200
Deferred costs	297,400		297,400
Deposits	117,800		117,800

Total assets	$31,448,700	$—	$31,448,700

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,360,000	$—	$3,360,000
Accrued expenses	2,249,800	184,700	2,434,500
Accrued estimated loss on contracts	44,800		44,800
Advance billings on uncompleted contracts	132,200		132,200
Deferred revenue	16,500		16,500
Line of credit	2,000,000		2,000,000
Notes payable — convertible and bank, net of discounts	1,225,000		1,225,000
Capital lease obligations — current portion	115,200		115,200

Total current liabilities	9,143,500	184,700	9,328,200
Note payable — convertible and bank	12,593,600		12,593,600
Executive Salary Continuation Plan liability	—	3,999,300	3,999,300
Capital lease obligations, less current portion	82,600		82,600
Minority interest in consolidated subsidiaries	2,122,300		2,122,300

Total liabilities	23,942,000	4,184,000	28,126,000

Commitments and contingencies
Stockholders’ equity:
Common stock	196,800		196,800
Common stock warrants	—		—
Unamortized stock bonus plan contribution	(679,400)		(679,400)
Deferred stock-based compensation	(118,500)		(118,500)
Common stock held by Rabbi Trust	(939,000)		(939,000)
Deferred compensation liability	939,000		939,000
Paid-in capital	123,614,800		123,614,800
Accumulated deficit	(115,507,000)	(4,184,000)	(119,691,000)

Total stockholders’ equity	7,506,700	(4,184,000)	3,322,700

	$31,448,700	$—	$31,448,700

(1)	See Note 3, “Restatement of Consolidated Financial Statements”.

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

	As of July 2, 2006
	As Previously
	Reported	Adjustments	As Restated(1)

Assets
Current assets:
Cash and cash equivalents	$743,300		$743,300
Restricted cash	39,900		39,900
Accounts receivable, net	3,797,500		3,797,500
Unbilled revenues on uncompleted contracts	1,651,600		1,651,600
Inventory, net	7,749,800		7,749,800
Prepaid expenses and other current assets	134,100		134,100

Total current assets	14,116,200		14,116,200
Property and equipment, net	4,805,200		4,805,200
Intangible assets, net	3,687,500		3,687,500
Goodwill	8,427,300		8,427,300
Deferred costs	273,100		273,100
Deposits	117,800		117,800

Total assets	$31,427,100	$—	$31,427,100

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,139,600	$—	$4,139,600
Accrued expenses	2,230,800	184,700	2,415,500
Accrued estimated loss on contracts	101,500		101,500
Advance billings on uncompleted contracts	189,000		189,000
Deferred revenue	—		—
Line of credit	2,000,000		2,000,000
Notes payable — convertible and bank, net of discounts	13,235,200		13,235,200
Capital lease obligations — current portion	95,600		95,600

Total current liabilities	21,991,700	184,700	22,176,400
Note payable — convertible and bank	—		—
Executive Salary Continuation Plan liability	—	3,966,500	3,966,500
Capital lease obligations, less current portion	64,900		64,900
Minority interest in consolidated subsidiaries	2,252,300		2,252,300

Total liabilities	24,308,900	4,151,200	28,460,100

Commitments and contingencies
Stockholders’ equity:
Common stock	199,500		199,500
Common stock warrants	—		—
Unamortized stock bonus plan contribution	(426,900)		(426,900)
Deferred stock-based compensation	(94,100)		(94,100)
Common stock held by Rabbi Trust	(939,000)		(939,000)
Deferred compensation liability	939,000		939,000
Paid-in capital	124,519,300		124,519,300
Accumulated deficit	(117,079,600)	(4,151,200)	(121,230,800)

Total stockholders’ equity	7,118,200	(4,151,200)	2,967,000

	$31,427,100	$—	$31,427,100

(1)	See Note 3, “Restatement of Consolidated Financial Statements”.

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

Note 19 — Reportable Segments

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

Currently, the Company’s product segment primarily consists of the sale of various optical and optical-mechanical assemblies sold through its Optex subsidiary and stacked semiconductor chip assemblies and miniaturized cameras sold through its Costa Mesa operations. The Company’s Costa Mesa products typically contain substantial intellectual property of the Company relating to miniaturized electronics and sensors. Optex’s products are typically built to prints supplied by its customers. In fiscal 2006 and fiscal 2007, Costa Mesa products contributed approximately 5% and 9% of total revenues, respectively, and approximately 11% and 17% of product sales, respectively. The operations of the Company’s Optex subsidiary represented a substantial majority of the operations of the Company’s product segment in fiscal 2006 and fiscal 2007. The Company is evaluating whether to separate the Company’s product segment in future reporting periods as the integration of Optex’s operations with those of the rest of the Company becomes more mature. The information presented below shows the separate contribution of the Costa Mesa and Optex operations to the product segment sales and gross profit.

The Company’s management evaluates financial information to review the performance of the Company’s research and development contract business separately from the Company’s product business, but only to the extent of the revenues and the cost of revenues of the two segments. Because the various indirect expense operations of the Company, as well as its assets, now support all of its revenue-generating operations in a matrix manner, frequently in circumstances in which a distinction between research and development contract support and product support is difficult to identify, segregation of these indirect costs and assets is impracticable. The revenues and gross profit or loss of the Company’s two reportable segments for fiscal 2007, fiscal 2006 and fiscal 2005 are shown in the following table. Since the Initial Acquisition of Optex did not occur until December 30, 2005, Optex’s results were not consolidated with those of the Company during the 13-week period ended January 1, 2006. The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies.

	Fiscal Years Ended
	September 30,	October 1,	October 2,
	2007	2006	2005

Contract research and development revenue	$17,137,700	$16,503,700	$20,664,300
Cost of contract research and development revenue	13,550,100	13,588,500	15,310,100

Contract research and development segment gross profit gross profit	$3,587,600	$2,915,200	$5,354,200
Product sales	$18,617,100	$14,263,200	$2,287,700
Cost of product sales	19,851,700	12,830,800	1,944,100

Product segment gross profit (loss)	$(1,234,600)	$1,432,400	$343,600

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

Reconciliations of segment product sales to product sales are as follows:

	Fiscal Years Ended
	September 30,	October 1,	October 2,
	2007	2006	2005

Optex product sales	$15,406,100	$12,752,900	$—
Costa Mesa product sales	3,211,000	1,510,300	2,287,700

Product sales	$18,617,100	$14,263,200	$2,287,700

Reconciliations of segment revenues to total revenues are as follows:

	Fiscal Years Ended
	September 30,	October 1,	October 2,
	2007	2006	2005

Contract research and development revenue	$17,137,700	$16,503,700	$20,664,300
Product Sales	18,617,100	14,263,200	2,287,700

Other revenue	29,800	58,800	97,000

Total revenues	$35,784,600	$30,825,700	$23,049,000

Reconciliations of segment gross profit (loss) to loss from continuing operations before minority interest and provision for income taxes are as follows:

	Fiscal Years Ended
	September 30,	October 1,	October 2,
	2007	2006	2005

Contract research and development segment gross profit	$3,587,600	$2,915,200	$5,354,200
Product segment gross profit (loss)	(1,234,600)	1,432,400	343,600

Net segment gross profit	2,353,000	4,347,600	5,697,800
Add (deduct)
Other revenue	29,800	58,800	97,000
General and administrative expense(1)	(12,080,800)	(9,605,700)	(6,434,100)
Research and development expense	(1,119,800)	(353,700)	(829,500)
Interest expense	(7,162,900)	(1,226,000)	(43,000)
Settlement fee on debt default	—	(1,250,000)	—
Other expense	—	(317,800)	(94,800)
Gain (loss) on disposal of assets	4,700	1,100	(5,800)
Loss on extinguishment of debt	(4,398,000)	—	—
Interest and other income	6,300	26,400	13,100

Loss from continuing operations before minority interest and provision for income taxes(1)	$(22,367,700)	$(8,319,300)	$(1,599,300)

(1)	See Note 3, “Restatement of Consolidated Financial Statements”.

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

Note 20 — Subsequent Events

Fiscal 2008 Contributions to Employee Benefit Plans

In October 2007, 1,010,100 shares of the Company’s common stock were issued to effectuate a $1,000,000 non-cash contribution to the Company’s employee retirement plan, the ESBP, for fiscal 2008. In October 2007, 100,000 shares of the Company’s common stock were issued to make a $99,000 non-cash contribution to the Company’s Non-Qualified Deferred Compensation Plan for fiscal 2008.

Debt Restructuring

In November 2007, the Company restructured all of its debt obligations to Longview and Alpha, its senior lenders. Pursuant to this restructuring, all principal and interest payment obligations under the Notes, with the then principal balance of $8,445,000, the Term Note, with the then principal balance of $8,250,000 and the Promissory Note, with the then principal balance of $2,100,000, was extended to December 30, 2009. The stated interest rate payable on the Series 1 Notes has been increased to 10% per annum, compounding monthly. The interest rate on all of the other obligations to Longview and Alpha remains unchanged, except that interest now compounds on a monthly basis. As a result of the restructuring, the effective interest rate of these debt instruments, in the aggregate, has been reduced from 53% to 31%.

In consideration for the restructuring, the Company issued promissory notes (the “Restructuring Notes”) to Longview and Alpha in the aggregate principal amount of $1.0 million and $115,000, respectively, which Restructuring Notes do not accrue interest, and in general, are not due and payable until December 30, 2009. The Restructuring Notes contain cross-default provisions in the event the Company is in default under any other indebtedness for borrowed money in excess of $100,000 in the aggregate (other than trade payables or professional fees), or upon any event which gives any holder or trustee of such indebtedness for borrowed money the right to accelerate its maturity (subject to certain exceptions). The Restructuring Notes also provide for an event of default in the event the Company is in default under one or more obligations in an aggregate monetary amount in excess of $1.0 million (or $2.0 million with respect to accounts payable), but excluding professional fees or obligations owed to Timothy Looney and TWL Group, L.P. The Restructuring Notes are secured by substantially all of the assets of the Company and its subsidiary, Optex Systems, Inc. (“Optex”).

As part of this restructuring, the Company also issued promissory notes (the “Contingent Notes”) to Longview and Alpha in the aggregate principal amount of $1.0 million and $115,000, respectively. In consideration for the Contingent Notes, the Company has been relieved of its obligation to register with the SEC and any state regulatory body or agency, any of the Company’s securities held by Alpha, Longview, Jolie Kahn and Barbara Mittman (collectively, the “Investors”). The Investors waived (i) any event of default arising from the Company’s failure to register such securities, and (ii) any liquidated damages for such failure that have accrued or may accrue (as well as any default interest that may have accrued or could accrue on such damages.) The Investors also consented to the Company raising up to $2.0 million through the issuance of common stock and warrants, provided that the purchase price per share of common stock may not be less than $1.30 per share and the exercise price for any warrants issues in connection therewith may not be below $1.30 per share. The Company also agreed that it would not file any registration statement with the SEC or any state regulatory authorities (other than an S-8 for certain benefit plan shares) until the later of (i) June 30, 2008 or (ii) 180 days after the date when all of the securities held by the Investors may be sold without restriction under Rule 144(k) (or any successor rule) promulgated under the Securities Act of 1933, as amended.

The Contingent Notes are in substantially the same form as the Restructuring Notes; however, the Contingent Notes to Alpha and Longview will be discharged (and cancelled) in pro rata proportion to the amount the total indebtedness owed to each is repaid in full by December 30, 2009. If the total principal and accrued interest payable to Alpha and Longview on its existing obligations (excluding the Restructuring Notes) is repaid in full, then the Contingent Notes will be cancelled in their entirety. The Contingent Notes, to the extent not cancelled, will be due

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

and payable on December 30, 2009, and do not accrue interest. The Contingent Notes are also secured by substantially all of the assets of the Company and Optex.

This debt restructuring transaction will be accounted for in accordance with SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings, as follows: (1) amounts of the debt restructured originally due within one year are reflected as long-term as of September 30, 2007 in the accompanying Consolidated Balance Sheet; (2) there will be no change to the net carrying amount of the debt on the Company’s financial statements; (3) the Restructuring Notes will be reflected as a discount on the restructured debt and will be amortized as additional interest expense from the date of the restructuring to the new maturity date (December 30, 2009); and (4) the Contingent Notes will not be reflected as a liability on the Company’s financial statements until such time, if ever, that said notes are considered probable of payment.

Payment of Expenses Through Issuance of Common Stock

In December 2007, the Company entered into an agreement with one of its directors, Chris Toffales, to retire the $500,000 success fee related to the Optex acquisition, approximately $300,000 of accrued consulting and board fees and expenses and release of future obligations under Mr. Toffales’ consulting contract in consideration for the issuance of 1,000,000 shares of the Company’s common stock, which has a fair value approximately equal to the amounts the Company has accrued for such services through December 2007 (See also Note 13). At September 30, 2007, an aggregate of $733,700 of obligations to Mr. Toffales or CTC Aero, his consulting company, was recorded on the Company’s Consolidated Balance Sheets. In fulfillment of the obligation, the Company issued 500,000 shares of its common stock in December 2007 and 500,000 shares of its common stock in January 2008.

Mr. Toffales also resigned his position as a director of the Company in December 2007 and as a consultant in January 2008.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to
	Beginning	Costs and		Balance at
	of Year	Expenses	Deductions	End of Year

Fiscal year ended September 30, 2007:
Allowance for doubtful accounts	$131,000	$—	$116,000	$15,000
Inventory reserves	$3,565,200	$1,224,200	$63,700	$4,725,700
Fiscal year ended October 1, 2006:
Allowance for doubtful accounts	$70,000	$61,000	$—	$131,000
Inventory reserves	$3,275,000	$809,200	$519,000	$3,565,200
Fiscal year ended October 2, 2005:
Allowance for doubtful accounts	$85,000	$60,000	$75,000	$70,000
Inventory reserves	$3,318,000	$—	$43,000	$3,275,000

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Irvine Sensors Corporation
Costa Mesa, California

We have audited the accompanying consolidated balance sheets of Irvine Sensors Corporation as of September 30, 2007 and October 1, 2006 (as restated), and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years ended September 30, 2007, October 1, 2006 (as restated) and October 2, 2005 (as restated). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included considerations of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Irvine Sensors Corporation as of September 30, 2007 and October 1, 2006 (as restated), and the results of its operations and its cash flows for the years ended September 30, 2007, October 1, 2006 (as restated) and October 2, 2005 (as restated), in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company incurred net losses of $22.1 million, $8.4 million (restated) and $1.8 million (restated) for the years ended September 30, 2007, October 1, 2006 and October 2, 2005, respectively, and the Company has working capital of only $1,799,100 at September 30, 2007. These factors, among others, as discussed in Note 2 to the consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2 to the consolidated financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3 to the consolidated financial statements, the Company has restated previously issued consolidated financial statements as of October 1, 2006 and October 2, 2005 and for each of the two years ended October 1, 2006 and October 2, 2005.

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

/s/  Grant Thornton LLP

Irvine, California
January 14, 2008

EXHIBIT INDEX

Exhibit
Number		Exhibit Description

2.1		Stock Purchase Agreement dated December 30, 2005 by and among the Company, Timothy Looney and Optex Systems, Inc.(1)
2.2		Amendment to Stock Purchase Agreement dated December 29, 2006 by and among the Company, Timothy Looney and the Company’s subsidiary Optex Systems, Inc.(2)
2.3		Amendment to Buyer Option Agreement dated December 29, 2006 by and between the Company and Timothy Looney.(3)
2.4		Second Amendment to Stock Purchase Agreement dated January 17, 2007 by and among the Company, Timothy Looney and the Company’s subsidiary Optex Systems, Inc.(4)
3.1		Certificate of Incorporation of the Registrant, as amended and currently in effect (5)
3.2		By-laws, as amended and currently in effect(6)
10	.1*	2000 Non-Qualified Stock Option Plan(7)
10	.2*	2001 Stock Option Plan(8)
10	.3*	2001 Non-Qualified Stock Option Plan(9)
10	.4*	2001 Compensation Plan, as amended December 13, 2001(10)
10	.5*	2003 Stock Incentive Plan as amended March 1, 2005(11)
10	.6*	Deferred Compensation Plan(12)
10	.7*	2006 Omnibus Incentive Plan(13)
10	.8*	Executive Salary Continuation Plan, as amended and restated December 26, 2007(14)
10.9		Consulting Agreement by and among the Company, CTC Aero, LLC and Chris Toffales, as amended and restated December 30, 2005(15)
10.10		Employment Agreement dated December 30, 2005 between the Company and Timothy Looney(16)
10.11		Non-Competition Agreement dated December 30, 2005 between the Company and Timothy Looney(17)
10.12		Registration Rights Agreement dated December 30, 2005 between the Company and Timothy Looney(18)
10.13		Securities Purchase Agreement dated December 30, 2005 by and among the Company and the Purchasers listed on the signature pages thereto(19)
10.14		Amendment to Securities Purchase Agreement dated March 31, 2006 by and between the Company and Pequot Private Equity Fund III, L.P. and Pequot Offshore Private Equity Partners III, L.P. (20)
10.15		Form of Series 1 Senior Subordinated Secured Convertible Note and schedule of omitted material details thereto(21)
10.16		Form of Series 2 Senior Subordinated Secured Convertible Note and schedule of omitted material details thereto(22)
10.17		Form of Series 1 Warrant to Purchase Common Stock and schedule of omitted material details thereto(23)
10.18		Form of Series 2 Warrant to Purchase Common Stock and schedule of omitted material details thereto(24)
10.19		Security Agreement dated December 30, 2005 between the Company and the Purchasers listed on the signature pages thereto(25)
10.20		Subsidiary Security Agreement dated December 30, 2005 between the Company’s subsidiary Optex Systems, Inc. and the Purchasers listed on the signature pages thereto(26)
10.21		Subsidiary Guaranty dated December 30, 2005 between the Company’s subsidiary Optex Systems, Inc. and the Purchasers listed on the signature pages thereto(27)
10.22		Form of Indemnification Agreement between the Registrant and its directors and officers(28)
10.23		Lease Agreement for premises at 3001 Red Hill Avenue, Bldg. 3, Costa Mesa, California, effective October 1, 2003(29)
10.24		Lease Agreement for premises at 3001 Red Hill Avenue, Bldg. 4, Suite 200, Costa Mesa, California, effective October 1, 2003(30)

Exhibit
Number		Exhibit Description

10.25		Lease Agreement for premises at 3001 Red Hill Avenue, Bldg. 4, Suite 109, Costa Mesa, California, effective October 1, 2003(31)
10.26		Government Contract FA8650-06-C-7626, dated May 9, 2006(32)
10.27		Amendment to Escrow Agreement dated December 29, 2006 by and among the Company, Optex and Wells Fargo Bank, N.A.(33)
10.28		Term Loan and Security Agreement dated December 29, 2006 by and between the Company and the Investors listed on the signature pages thereto.(34)
10.29		Term Note dated December 29, 2006 issued by the Company to Longview Fund, LP.(35)
10.30		Term Note dated December 29, 2006 issued by the Company to Alpha Capital Anstalt.(36)
10.31		Intellectual Property Security Agreement dated December 29, 2006 between the Company and the Investors.(37)
10.32		Intellectual Property Security Agreement dated December 29, 2006 between the Company’s subsidiary Optex Systems, Inc. and the Investors.(38)
10.33		Unconditional Guaranty dated December 29, 2006 between the Company’s subsidiary Optex Systems, Inc. and the Investors.(39)
10.34		Third Party Security Agreement dated December 29, 2006 between the Company’s subsidiary Optex Systems, Inc. and the Investors.(40)
10.35		Subscription Agreement dated December 29, 2006 by and among the Company and the Investors listed on the signature pages thereto.(41)
10.36		Registration Rights Agreement dated December 29, 2006 by and among the Company and the Investors listed on the signature pages thereto.(42)
10.37		Class A Warrant to Purchase Common Stock dated December 29, 2006 issued by the Company to Longview Fund, LP.(43)
10.38		Class A Warrant to Purchase Common Stock dated December 29, 2006 issued by the Company to Alpha Capital Anstalt.(44)
10.39		Unsecured Subordinated Promissory Note dated December 29, 2006 issued by the Company to Timothy Looney.(45)
10.40		Assignment, dated December 29, 2006, of Series 1 and Series 2 Senior Subordinated Secured Convertible Notes dated December 30, 2005 between the Company and the Investors (the “Assignment Agreement”).(46)
10.41		Addendum to Assignment Agreement, dated December 29, 2006, between Pequot and the Investors.(47)
10.42		Settlement Agreement and Mutual Release dated December 29, 2006 between the Company and Pequot.(48)
10.43		Letter Agreement dated December 28, 2006 between the Company and Pequot.(49)
10.44		Secured Subordinated Revolving Promissory Note dated January 17, 2007 issued by the Company’s subsidiary Optex Systems, Inc. to TWL Group, LP.(50)
10.45		Subordinated Security Agreement dated January 17, 2007 between TWL Group, LP and the Company’s subsidiary Optex Systems, Inc.(51)
10	.46*	Form of Stock Appreciation Rights Agreement (Stock Settled) under the Company’s 2006 Omnibus Incentive Plan.(52)
10	.47*	Form of Non-Incentive Stock Option Agreement under the Company’s 2006 Omnibus Incentive Plan(53)
10	.48*	Form of Incentive Stock Option Agreement under the Company’s 2006 Omnibus Incentive Plan.(54)
10	.49*	Form of Restricted Stock Unit Agreement under the Company’s 2006 Omnibus Incentive Plan(55)
10	.50*	Form of Restricted Stock Award Agreement under the Company’s 2006 Omnibus Incentive Plan(56)
10.51		Letter Agreement dated March 30, 2007 from Longview Fund, L.P. and Alpha Capital Anstalt.(57)
10.52		Loan Agreement dated July 19, 2007 by and between the Company and Longview Fund, L.P.(58)
10.53		Secured Promissory Note dated July 19, 2007 issued by the Company and Longview Fund, L.P.(59)
10.54		Omnibus Security Interest Acknowledgement dated July 19, 2007 by and among the Company, its subsidiary Optex Systems, Inc., and Longview Fund, L.P.(60)

Exhibit
Number	Exhibit Description

10.55	Unconditional Guaranty dated July 19, 2007 by and between the Company’s subsidiary Optex Systems, Inc. and Longview Fund, L.P.(61)
10.56	Consent and Waiver of Alpha Capital Anstalt dated July 19, 2007.(62)
10.57	Collateral Agent Agreement dated July 19, 2007 by and among, the Company, the Company’s subsidiary Optex Systems, Inc., Longview Fund, L.P., Alpha Capital Anstalt and S. Michael Rudolph.(63)
10.58	Alpha Capital and Longview Term Loan Interest Waiver Letter dated July 19, 2007.(64)
10.59	Alpha Capital and Longview Convertible Note Interest Waiver Letter dated July19, 2007.(65)
10.60	Class B Warrant dated August 15, 2007 issued by the Company to Longview Fund, L.P.(66)
10.61	Registration Rights Purchase Agreement dated November 28, 2007 among the Company, Longview, Alpha Capital Anstalt, Jolie G. Kahn and Barbara Mittman.(67)
10.62	September 2007 Amendment of July 2007 Secured Promissory Note effective September 30, 2007 between the Company and Longview.(68)
10.63	September 2007 Amendment of Series 2 Notes effective September 30, 2007 between the Company and Longview.(69)
10.64	September 2007 Amendment of December 2006 Term Notes effective September 30, 2007 among the Company, Longview and Alpha.(70)
10.65	Amendment of Series 1 Notes issued by the Company and held by Longview Fund, L.P. and Alpha Capital Anstalt, effective September 30, 2007.(71)
10.66	Secured Promissory Note (Restructuring) dated November 28, 2007 issuable to Longview, together with restructuring letter agreement dated November 28, 2007.(72)
10.67	Secured Promissory Note (Restructuring) dated November 28, 2007 issuable to Alpha, together with restructuring letter agreement dated November 28, 2007.(73)
10.68	Contingent Secured Promissory Note (Buyout) dated November 28, 2007 issuable to Longview Fund, L.P.(74)
10.69	Contingent Secured Promissory Note (Buyout) dated November 28, 2007 issuable to Alpha Capital Anstalt.(75)
10.70	Consulting Termination Agreement and Release dated December 28, 2007 between the Company and Christos Michael Toffales and CTC Aero, LLC.
21.1	Subsidiaries of the Registrant
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(1)	Incorporated by reference to Exhibit 2.1 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(2)	Incorporated by reference to Exhibit 2.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(3)	Incorporated by reference to Exhibit 2.2 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(4)	Incorporated by reference to Exhibit 2.5 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2006.

(5)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003.

(6)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on September 21, 2007.

(7)	Incorporated by reference to Exhibit 10.5 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2002.

(8)	Incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement for the March 7, 2001 Annual Meeting of Stockholders, filed February 9, 2001.

(9)	Incorporated by reference to Exhibit 99 filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-102284), filed December 31, 2002.

(10)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-76756), filed January 15, 2002.

(11)	Incorporated by reference to Exhibit 99 filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-124868), filed May 12, 2005.

(12)	Incorporated by reference to Exhibit 10.9 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 2004.

(13)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed July 5, 2006.

(14)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Current Report on Form 8-K filed December 31, 2007.

(15)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(16)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(17)	Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(18)	Incorporated by reference to Exhibit 10.5 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(19)	Incorporated by reference to Exhibit 10.6 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(20)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on April 4, 2006.

(21)	Incorporated by reference to Exhibit 10.7 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(22)	Incorporated by reference to Exhibit 10.8 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(23)	Incorporated by reference to Exhibit 10.9 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(24)	Incorporated by reference to Exhibit 10.10 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(25)	Incorporated by reference to Exhibit 10.14 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2006.

(26)	Incorporated by reference to Exhibit 10.15 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2006.

(27)	Incorporated by reference to Exhibit 10.16 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2006.

(28)	Incorporated by reference to Exhibit 10.9 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2000.

(29)	Incorporated by reference to Exhibit 10.18 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003.

(30)	Incorporated by reference to Exhibit 10.19 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003.

(31)	Incorporated by reference to Exhibit 10.20 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003.

(32)	Incorporated by reference to Exhibit 10.39 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2006.

(33)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(34)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(35)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(36)	Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(37)	Incorporated by reference to Exhibit 10.5 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(38)	Incorporated by reference to Exhibit 10.6 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(39)	Incorporated by reference to Exhibit 10.7 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(40)	Incorporated by reference to Exhibit 10.8 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(41)	Incorporated by reference to Exhibit 10.9 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(42)	Incorporated by reference to Exhibit 10.10 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(43)	Incorporated by reference to Exhibit 10.11 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(44)	Incorporated by reference to Exhibit 10.12 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(45)	Incorporated by reference to Exhibit 10.13 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(46)	Incorporated by reference to Exhibit 10.14 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(47)	Incorporated by reference to Exhibit 10.15 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(48)	Incorporated by reference to Exhibit 10.16 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(49)	Incorporated by reference to Exhibit 10.17 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(50)	Incorporated by reference to Exhibit 10.57 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2006.

(51)	Incorporated by reference to Exhibit 10.58 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2006.

(52)	Incorporated by reference to Exhibit 10.59 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2007.

(53)	Incorporated by reference to Exhibit 10.60 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2007.

(54)	Incorporated by reference to Exhibit 10.61 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2007.

(55)	Incorporated by reference to Exhibit 10.62 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2007.

(56)	Incorporated by reference to Exhibit 10.63 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2007.

(57)	Incorporated by reference to Exhibit 10.64 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2007.

(58)	Incorporated by reference to Exhibit 10.65 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on July 25, 2007.

(59)	Incorporated by reference to Exhibit 10.66 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on July 25, 2007.

(60)	Incorporated by reference to Exhibit 10.67 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on July 25, 2007.

(61)	Incorporated by reference to Exhibit 10.68 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on July 25, 2007.

(62)	Incorporated by reference to Exhibit 10.69 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on July 25, 2007.

(63)	Incorporated by reference to Exhibit 10.70 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on July 25, 2007.

(64)	Incorporated by reference to Exhibit 10.71 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on July 25, 2007.

(65)	Incorporated by reference to Exhibit 10.72 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on July 25, 2007.

(66)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on August 17, 2007.

(67)	Incorporated by reference to Exhibit 10.74 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on November 30, 2007.

(68)	Incorporated by reference to Exhibit 10.75 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on November 30, 2007.

(69)	Incorporated by reference to Exhibit 10.76 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on November 30, 2007.

(70)	Incorporated by reference to Exhibit 10.77 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on November 30, 2007.

(71)	Incorporated by reference to Exhibit 10.78 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on November 30, 2007.

(72)	Incorporated by reference to Exhibit 10.79 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on November 30, 2007.

(73)	Incorporated by reference to Exhibit 10.80 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on November 30, 2007.

(74)	Incorporated by reference to Exhibit 10.81 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on November 30, 2007.

(75)	Incorporated by reference to Exhibit 10.82 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on November 30, 2007.

*	Denotes management contract or compensatory plan or arrangement