Form 10-K/A
period 2007-09-30
IRVINE SENSORS CORP/DE/
filed 2008-01-28
CIK 357108

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-8402
IRVINE SENSORS CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0280334
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
3001 Red Hill Avenue, Costa Mesa, California	92626 (Zip Code)
(Address of Principal Executive Offices)

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

As of January 22, 2008, there were 30,084,366 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

IRVINE SENSORS CORPORATION

ANNUAL REPORT ON FORM 10-K/A (AMENDMENT NO. 1)
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2007

EXPLANATORY NOTE

On January 15, 2008, Irvine Sensors Corporation filed with the Securities and Exchange Commission, which we refer to hereafter as the SEC, our Annual Report on Form 10-K for our fiscal year ended September 30, 2007, referred to below as our Initial Form 10-K. In accordance with SEC rules, we incorporated by reference Part III of our Initial Form 10-K from the definitive Proxy Statement to be filed by us in connection with our 2008 Annual Stockholders’ Meeting, which we anticipated filing on or before January 28, 2008. Since filing our Initial Form 10-K, we have determined that we will be unable to file our definitive Proxy Statement prior to January 28, 2008 and, in accordance with SEC rules, must file an amendment to our Initial Form 10-K to include the disclosures required by Part III of Form 10-K.

This Amendment No. 1 on Form 10-K/A amends Part III of our Initial Form 10-K in order to include those disclosures required by Part III of Form 10-K. This Amendment No. 1 also deletes the incorporation by reference of our definitive Proxy Statement from the cover page and updates the signature page, Item 9B of Part II, Item 15 of Part IV, and Exhibits 31.1, 31.2 and 32.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the complete text of Item 9B of Part II, each of Items 10, 11, 12, 13 and 14 of Part III and Item 15 of Part IV, as amended, is set forth below. This Amendment No. 1 speaks as of the original filing date of our Initial Form 10-K and reflects only the changes discussed above. No other information included in our Initial Form 10-K, including the information set forth in Part I, Part II, the financial statements and the footnotes thereto, has been modified or updated in any way.

PART II

Item 9B.	Other Information

On January 25, 2008, Clifford Pike expressed the desire to retire from our Board of Directors, Audit Committee and Compensation Committee to devote more time to his business activities and plans not to stand for re-election as director at our 2008 Annual Meeting of Stockholders.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our executive officers and directors, and their ages, positions and biographical information, as of January 22, 2008, are as follows:

Name	Age	Position

Mel R. Brashears(3)	62	Chairman of the Board
John C. Carson	69	Chief Executive Officer, President and Director
Peter Kenefick	48	Vice President
Volkan Ozguz	52	Senior Vice President and Chief Technical Officer
Daryl L. Smetana	56	Vice President
John J. Stuart, Jr.	68	Senior Vice President, Chief Financial Officer and Secretary
Marc Dumont(1)(2)(3)	64	Director
Thomas M. Kelly(1)(2)	66	Director
Clifford Pike(1)(2)	65	Director
Frank Ragano(3)	79	Director
Robert G. Richards	79	Director

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

(3)	Member of the Nominating and Corporate Governance Committee

Dr. Brashears has been one of our directors since December 2000 and has served as the Chairman of the Board since March 2001. From October 2000 through December 2000, he was also our Senior Vice President, a position he resigned after becoming a director. He has also been Chairman of the Board of our subsidiary, iNetWorks Corporation, a development stage company organized to develop products for Internet and telecommunications networks, since October 2000. Since October 2000, he has also held the title of Chief Executive Officer of iNetWorks Corporation, although he has not been employed by us or any of our subsidiaries since March 2001. From January 1999 to September 2000, he was self-employed as a consultant. From January 1996 through December 1998, he was President and Chief Operating Officer of Lockheed Martin’s Space & Strategic Missiles Sector, an aerospace company. Prior to 1996, Dr. Brashears held numerous positions in a 27-year career of increasing management responsibility with Lockheed and its successors. Dr. Brashears is a graduate of the University of Missouri with B.S., M.S. and Ph.D. degrees in engineering.

Mr. Carson is one of our co-founders and has been one of our directors from April 1982 through May 2002 and again from March 2003 to date. Mr. Carson has served as our Chief Executive Officer since April 2005, our President since May 2002, our Chief Operating Officer since October 2001 and, prior to that time, as a Senior Vice President from April 1982 through May 2002. He became Chief Technical Officer in February 1997. Mr. Carson also serves as a director of Optex (since December 30, 2005), MSI, a licensor of technology related to micromachined products (since October 1997), iNetWorks, a developer of technology related to Internet routing (since November 2000), Novalog, a provider of wireless infrared chip products (since May 2002), and RedHawk Vision, a provider of software products (since May 2002). He has also been Chief Executive Officer of MSI since May 2002 and Novalog and RedHawk since April 2005. Mr. Carson has been awarded 15 patents for smart sensors, 3D packaging and single processing architectures, including neural networks. Mr. Carson holds a B.S. in Physics from the Massachusetts Institute of Technology.

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

Dr. Kelly has been one of our directors since October 2000. Dr. Kelly was also a director of our former subsidiary, Silicon Film, from its organization in August 1998 until October 2001. From 1968 until his retirement in early 1998, Dr. Kelly held positions of increasing responsibility with Eastman Kodak Company, a photographic products and services company. Most recently, he served as a Director of Kodak’s Digital Products Center, and General Manager of Digital Camera Products. Dr. Kelly holds a Ph.D. in Physics from Wayne State University and a B.S. in Physics from LeMoyne College.

Mr. Kenefick has been one of our Vice Presidents since October 2006 and Vice President and General Manager of our Optex subsidiary since September 2007. He also acted as Optex’s General Manager from September 2007 until January 2008, when we employed a permanent General Manager for Optex. He joined us in April 2005 as Director of Advanced Systems. Prior to that time, from January 2001 until he joined us, Mr. Kenefick was Program Manager at Hamilton Sundstrand Sensor Systems, where he was responsible for development and low rate production of a highly complex military sensor system. From August 1994 to January 2001, Mr. Kenefick had program management assignments with BF Goodrich Aerospace, Space Flight Systems, culminating with his appointment as Director of Space Programs for that company. Prior to his affiliation with BF Goodrich, Mr. Kenefick had approximately 13 years of program management and engineering experience with aerospace and defense contractors. Mr. Kenefick holds a B.S. in Mechanical Engineering from Rensselaer Polytechnic Institute.

Dr. Ozguz has been one of our Senior Vice Presidents since March 2005 and Chief Technical Officer since March 2004. He has been with us since December 1995 in positions of increasing managerial responsibility for research and development activities. Prior to joining us, Dr. Ozguz was a research scientist and lecturer at the University of California, San Diego. He is the author of numerous technical publications and is the inventor on several patents assigned to us. Dr. Ozguz holds a B.S. and M.S. in Electrical Engineering from Istanbul Technical University and a Ph.D. in Electrical Engineering from North Carolina State University.

Mr. Pike has been one of our directors since March 2003. From 1979 until his retirement in 2002, Mr. Pike was an assurance and business advisory services partner in the Orange County, California office of Ernst & Young LLP, a public accounting firm. His primary responsibilities at Ernst & Young were to provide advice to that firm’s professionals and to its clients concerning financial accounting, auditing and SEC reporting issues. In 2002, he established and became principal of a consulting firm, presently known as Clifford Pike CPA that primarily offers advisory services to publicly-traded corporations in the area of compliance with financial accounting and reporting requirements and oversight of compliance with Sarbanes-Oxley requirements, and to audit committees in the course of meeting their responsibilities. Mr. Pike also provides expert witness services in litigation where compliance with financial accounting and reporting standards or generally accepted accounting standards are at issue. Mr. Pike holds a B.S. in Business Administration and an MBA from the University of California, Los Angeles.

General (Ret.) Ragano has been one of our directors since November 2005. General Ragano formerly served as one of our directors from June 1985 until March 2000. He presently is a defense advisory consultant through his wholly-owned consulting firm, F.P. Ragano Associates. Gen. Ragano retired from the U.S. Army to serve as Vice-President of the American Defense Preparedness Association and Chairman and CEO of BEI Defense Systems Company. Subsequently, he became Chairman and CEO of CMS, Inc., a wholly owned subsidiary of Daimler-Benz GmbH, and then Chairman of Skylynx Communications, Inc., a wireless communications company. Gen. Ragano holds a B.S. degree from Duquesne University and an MBA from Syracuse University.

Mr. Richards was our Chief Executive Officer from June 2000 through March 2005 and has served as a director since January 2001. Mr. Richards also was a director of iNetWorks from October 2000 through March 2005 and Chairman of the Boards of our consolidated subsidiaries Novalog, MSI and RedHawk Vision, from May 2002 through March 2005. He was also Chief Executive Officer of Novalog from October 2002 through March 2005. Since April 1999, Mr. Richards has also served as a member of our Scientific Advisory Board. Mr. Richards retired as President of Aerojet Electronic Systems Division, an aerospace company, in 1993. He is co-author of the book, Infrared Physics and Engineering, published by McGraw-Hill, and has a M.A. degree in Mathematical Statistics from the University of California at Berkeley.

Mr. Smetana joined us in 1984 as a detector and cryogenics technologist. He has also served as a Project Engineer, Program Manager. In 1993, Mr. Smetana was promoted to Director of Programs. In 1994, he also served as Director of Business Management and, in 1996, as Deputy General Manager for our Advanced Technology Division. In 2003, Mr. Smetana became our Deputy Chief Operations Officer and served in that capacity until January 2006 when he became our Vice President of Operations, his current position. Mr. Smetana holds a B.S. in Physics from the California Polytechnic State University, Pomona and a degree in Audio Engineering from the College for Recording Arts in San Francisco.

Mr. Stuart joined us in January 1983 as our Manager of Special Projects and Communications, became our Chief Financial Officer and Treasurer in July 1985, a Vice President in June 1995, a Senior Vice President in November 1998 and Secretary in March 2001. He relinquished the position of Treasurer in February 1995. Effective October 1998, Mr. Stuart re-assumed the position of Treasurer in addition to his other responsibilities. Mr. Stuart is also a member of the Board of Directors of Optex (since December 30, 2005), Novalog (since October 1995), MSI (since October 1997), RedHawk Vision (since March 2000) and iNetWorks (since October 2000). During these periods Mr. Stuart has also served, and continues to serve, as Chief Financial Officer and Secretary of Optex, and as Chief Financial Officer of MSI, RedHawk Vision and iNetWorks. He was also Chief Financial Officer of Novalog from October 1995 to June 2001. In May 2002, he became Secretary of Novalog, and in October 2002, resumed the position of Chief Financial Officer of Novalog. Mr. Stuart holds a B.S. in Industrial Management from the Massachusetts Institute of Technology.

Directors and officers are elected on an annual basis. The term of each director’s service expires at our next annual meeting of stockholders or at such time as his or her successor is duly elected and qualified or upon his or her earlier death, resignation or removal. Officers serve at the discretion of the Board.

There are no family relationships between any of our directors, executive officers or other key personnel and any other of our directors, executive officers or key personnel.

Our Board has implemented a process by which stockholders may send written communications to the attention of the Board, any committee of the Board or any individual Board member, care of our Secretary at 3001 Red Hill Avenue, Bldg. 4-108, Costa Mesa, California 92626. This centralized process will assist the Board in reviewing and responding to stockholder communications in an appropriate manner. The name of any specific intended Board recipient should be noted in the communication. Our Secretary, with the assistance of our Assistant Secretary, will be primarily responsible for collecting, organizing and monitoring communications from stockholders and, where appropriate depending on the facts and circumstances outlined in the communication, providing copies of such communications to the intended recipients. Communications will be forwarded to directors if they relate to appropriate and important substantive corporate or Board matters. Communications that are of a commercial or frivolous nature or otherwise inappropriate for the Board’s consideration will not be forwarded to the Board. Any communications not forwarded to the Board will be made available to any of our independent directors upon their request.

Corporate Governance, Board Composition and Board Committees

Board Committees and Meetings

Our Board is composed of a majority of independent directors (as independence is defined under Nasdaq listing standards). Mr. Richards and Mr. Carson are not considered independent due to their employment with us during the past three fiscal years. Except for Mr. Richards and Mr. Carson, all of the other directors are considered independent under Nasdaq listing standards. During the fiscal year ended September 30, 2007, which we refer to as fiscal 2007, the Board held twelve meetings. The Board has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Each director attended or participated in 75% or more of (i) the total number of meetings of the Board during his term of service and (ii) the total number of meetings held during his term of service by all committees of the Board on which such director served during fiscal 2007. All current directors attended our annual meeting in 2007.

Audit Committee

The Audit Committee currently consists of three directors, Mr. Pike, who serves as its Chairman, Mr. Dumont and Dr. Kelly, each of whom also served on the Audit Committee during fiscal 2007. Mr. Pike has expressed the desire to retire from the Board and the Audit Committee to devote more time to his business activities and plans not to stand for re-election as director in our 2008 Annual Meeting. The Audit Committee reviews, acts on and reports to the Board with respect to various auditing and accounting matters, including the selection of our independent auditors, the scope of the annual audits, pre-approval of any non-audit services to be performed by and all fees to be paid to our independent auditors, the performance of our accountants, our accounting practices and internal accounting controls. The Audit Committee is responsible for establishing, and has established, procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters, and for the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters. In addition, all related person transactions are reviewed and approved by the Audit Committee. See “Certain Relationships and Related Person Transactions” below. The Audit Committee held ten meetings during fiscal 2007. The Board has determined that all members of the Audit Committee are “independent” as that term is defined under the Nasdaq listing standards and under special standards established by the SEC. Each member of the Audit Committee can read and has an understanding of fundamental financial statements. Mr. Pike, the Audit Committee’s Chairman, has been designated by the Board as the Audit Committee’s financial expert as that term is described in Item 407(d) of Regulation S-K. Stockholders should understand that this designation is a disclosure requirement of the SEC related to Mr. Pike’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose on Mr. Pike any duties, obligations or liability that are greater than are generally imposed on him as a member of the Audit Committee and the Board, and his designation as an Audit Committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or Board. The Board has adopted and approved a written charter for the Audit

Committee, and a copy of this charter is posted on our web site at http://www.irvine-sensors.com under the Investors section. The inclusion of our web site address in this report does not include or incorporate by reference the information on our web site into this report.

Compensation Committee

The Compensation Committee currently consists of three directors, Mr. Dumont, who serves as its Chairman, Dr. Kelly and Mr. Pike. Mr. Pike has expressed the desire to retire from the Board and the Compensation Committee to devote more time to his business activities and plans not to stand for re-election as director in our 2008 annual meeting. This Committee reviews and approves our general compensation policies, makes recommendations to the Board as to the salaries of our officers and executive bonuses and makes or recommends to the Board the award of stock options and restricted stock grants to employees, officers and directors and the compensation for outside directors. The Compensation Committee held six meetings during fiscal 2007. The Board has determined that all members of the Compensation Committee are “independent” as defined under the Nasdaq listing standards. The Board has adopted and approved a written charter for the Compensation Committee. A copy of this charter is posted on our web site at http://www.irvine-sensors.com under the Investors section. The inclusion of our web site address in this report does not include or incorporate by reference the information on our web site into this report.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee currently consists of three directors, Dr. Brashears, Mr. Dumont, and Gen. Ragano, each of whom is “independent” as defined under the Nasdaq listing standards. The Nominating and Corporate Governance Committee identifies, screens and reviews potential directors and makes recommendations to the Board for management nominees for election to the Board at each annual meeting of stockholders and candidates to fill any vacancies on the Board. All director nominees are either selected or recommended for the Board’s selection, either by a majority of the independent directors of the Board or this committee comprised solely of independent directors. This Committee also reviews and recommends our policies and procedures regarding corporate ethics and other corporate governance matters. The Nominating and Corporate Governance Committee held one meeting during fiscal 2007. The Board has adopted and approved a written charter for the Nominating and Corporate Governance Committee, and a copy of this charter is posted on our web site at http://www.irvine-sensors.com under the Investors section. The inclusion of our web site address in this report does not include or incorporate by reference the information on our web site into this report.

When considering a potential candidate for membership on our Board, the Nominating and Corporate Governance Committee considers relevant business and industry experience and demonstrated character and judgment. There are no differences in the manner in which the Nominating and Corporate Governance Committee evaluates a candidate that is recommended for nomination for membership on our Board by a stockholder.

Although the Nominating and Corporate Governance Committee does not have a formal policy on stockholder nominations, it will consider stockholder nominations for directors submitted in accordance with the procedure set forth in Article II, Section 4 of our By-Laws. The procedure provides that a notice relating to the nomination must be timely given in writing to our Corporate Secretary prior to the meeting. To be timely, the notice must be delivered within the time permitted for submission of a stockholder proposal as described above under “Deadline for Receipt of Stockholder Proposals.” Such notice shall set forth (a) as to each person whom the stockholder proposes to nominate for election or reelection as a director, (i) the name, age, business address and residence address of each such person, (ii) the principal occupation or employment of such person, (iii) the class and number of our shares that are beneficially owned by such person and (iv) any other information relating to such person that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Exchange Act, including, without limitation, such person’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected; and (b) as to the stockholder giving the notice (i) the name and address of such stockholder as they appear on our books and (ii) the class and number of our shares that are beneficially owned by such stockholder.

Code of Ethics

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, which we refer to hereafter as the Exchange Act, requires our officers and directors and persons who own more than ten percent of a class of our equity securities registered under the Exchange Act, to file with the SEC reports of ownership and changes in ownership of our Common Stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on review of these forms, we believe that during the fiscal year ended September 30, 2007, one required filing under Section 16(a) was delinquent. Timothy Looney, our former director and officer, was delinquent in filing a Form 4 with the Commission for a transaction completed on December 29, 2006. Except for Mr. Looney’s delinquent filing, we believe that each of our executive officers, directors and holders of ten percent or more of our Common Stock timely filed all reports required to be filed pursuant to Section 16(a) of the Exchange Act during fiscal 2007.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

The following discussion and analysis of our compensation practices and related compensation information should be read in conjunction with the Summary Compensation table and other tables included in this report, as well as our financial statements and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007. The following discussion includes statements of judgment and forward-looking statements that involve risks and uncertainties. These forward-looking statements are based on our current expectations, estimates and projections about our industry, our business, compensation, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words and include, but are not limited to, statements regarding projected performance and compensation. Actual results could differ significantly from those projected in the forward-looking statements as a result of certain factors, including, but not limited to, the risk factors discussed in the our Annual Report on Form 10-K for the fiscal year ended September 30, 2007. We assume no obligation to update the forward-looking statements or such risk factors.

Introduction

It is the responsibility of the Compensation Committee of our Board of Directors to oversee our general compensation policies; to determine the base salary and bonus to be paid to our Chief Executive Officer; and to make recommendations to the Board of Directors with respect to the base salary and bonuses to be paid each year to our executive officers other than the Chief Executive Officer, as well as compensation of our directors. In addition, the Compensation Committee administers our 2006 Omnibus Incentive Plan with respect to stock option grants and stock issuances made to the executive officers and directors. The two broad components of our executive officer compensation are base salary and incentive awards, either cash or equity-based. The Compensation Committee periodically reviews total compensation levels and the allocation of compensation among these components for each of the executive officers in the context of our overall compensation policy. Additionally, the Compensation Committee reviews the relationship of executive compensation to corporate performance and relative stockholder return. After approving the overall compensation packages, including equity-based awards, provided to each of our executive officers, the Compensation Committee makes a recommendation to the Board of Directors to accept such approval. The Compensation Committee believes that our current compensation plans are competitive and reasonable. Below is a description of the general policies and processes that govern the compensation paid to our executive officers, as reflected in the accompanying compensation tables.

General Compensation Philosophy

We operate in a highly competitive and rapidly changing segment within the technology industry. The Compensation Committee believes that our compensation programs for executive officers should: a) be designed to attract, motivate and retain talented executives, b) be determined to be competitive, c) reward individuals based on the achievement of designated financial targets and individual contribution. Within this philosophy, the Compensation Committee’s objectives are to:

•	Offer a total compensation program that takes into consideration the compensation practices of other technology companies of similar size with which we compete for executive talent;

•	Provide annual executive officer incentive awards that take into account our overall financial performance in terms of designated corporate objectives; and

•	Strengthen the alignment of the interests of executive officers with those of stockholders by paying some or all of earned incentive awards as equity-based compensation.

Compensation Components and Process

The Compensation Committee’s conclusions on the compensation levels for the executive officers are based in part on executive compensation data including cash compensation and long-term incentive compensation drawn from information available in the public domain and from third-party proprietary sources such as the American Electronics Association, the AEA, and the National Association of Corporate Directors, the NACD, and also the recommendations of our Chief Executive Officer. When evaluating publicly available market data for compensation comparison purposes, the Compensation Committee seeks to obtain data regarding organizations considered to be comparable from a variety of perspectives, in order to ensure comparisons include both the relevant labor market for talent as well as business competitors. In that context, we typically refer to the executive survey information available from the AEA and the NACD for data on comparable technology-based enterprises. The Compensation Committee believes that external market pay practices help inform the organization on the competitiveness of its pay programs.

The Compensation Committee recommended base salary and performance metrics for executive officer incentive awards for fiscal 2007 to the Board of Directors on December 19, 2006, and the recommendation was adopted by the Board of Directors on that date.

Summary of Fiscal 2007 Executive Compensation

A summary of executive compensation for fiscal 2007 is presented in the following table. A discussion of each of the principal elements comprising this executive compensation follows this table.

Summary Compensation Table for Fiscal 2007

							Change in
							Pension Value
							and
							Nonqualified
						Non-Equity	Deferred
	Fiscal			Stock	Option	Incentive Plan	Compensation	All Other
Name and Principal Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
(a)	(b)	($)(c)	($)(1)(2)(d)	($)(2)(e)	($)(f)	($)(g)	($)(3)(h)	($)(4)(i)	($)(j)

John C. Carson	2007	257,504	—	—	—	—	(37,535)	86,044	306,013
Chief Executive Officer and President
John J. Stuart, Jr.	2007	245,007	—	—	—	—	(38,172)	76,122	282,957
Chief Financial Officer, Senior Vice President, Secretary and Treasurer
Volkan Ozguz	2007	232,534	56,400	36,660	—		—	33,702	322,636
Senior Vice President, Chief Technical Officer
Daryl L. Smetana	2007	189,774	11,000	7,150	—		—	66,719	267,493
Vice President
Peter Kenefick	2007	172,120	43,400	28,210	30,690		—	24,029	270,239
Vice President of Irvine Sensors Corporation and Vice President and General Manager of Optex Systems, Inc.
Timothy Looney	2007	202,352	—	—	—	—	—	—	202,352
Former Vice President of Irvine Sensors Corporation and Former President of Optex Systems, Inc.

(1)	Bonus awards were declared for the named individuals in January 2008 based on performance against fiscal 2007 individual incentive targets established in December 2006, as measured upon filing of our Initial 10-K in January 2008 and a discretionary grant to Mr. Kenefick. Such awards are payable 35% in cash and 65% in common stock under the 2006 Omnibus Incentive Plan.

(2)	Reflects stock portion of the bonus awards for fiscal 2007 referred to in footnote (1) above.

(3)	Pension values declined in the fiscal year because the named individuals remained employed with us, and the present value of projected future payment streams declined correspondingly. Nonqualified deferred compensation in our plan is derived from a market-based security, our Common Stock, and as such, does not contribute above-market earnings to the accounts of the named individuals.

(4)	Amounts in this column include the value of shares contributed to the named individual’s account in the Employee Stock Bonus Plan. See “Employee Stock Bonus Plan.” Amounts in this column also include the value of shares contributed to a Rabbi Trust to be held for the benefit of the named individuals pursuant to a non-qualified deferred compensation retirement plan. See “Non-Qualified Deferred Compensation Plan.”

Principal Elements of Executive Compensation

Base Salary.  In determining executive compensation, we take into account overall expense control. Our Board of Directors approves initial annual base salary for newly hired executive officers based on comparable data for similar positions at peer companies, such as that available from the AEA and the NACD, and based on the recommendations of our Chief Executive Officer. Our Compensation Committee reviews all executive officer base salaries annually, taking into account both updated peer group data in the public domain and from third-party proprietary sources such as the AEA and the NACD and individual performance during the previous year. We believe that adjustments should be made to base salary both to reflect market changes and to reward high performance within the confines of overall expense control. Each of our executive officers undergoes an annual performance review with our Chief Executive Officer, and during that review develops an individual performance plan for the upcoming year. In reviewing past performance, the Chief Executive Officer and the executive officer will compare actual performance during the review year to the objectives set at the beginning of the year, taking into account other factors that may not have been anticipated when the objectives were first set. In setting objectives for the upcoming year, the Chief Executive Officer and the executive officer will typically consider not only corporate objectives, but also the executive officer’s short and long-term career objectives.

To assist our Compensation Committee in reviewing executive officer performance in fiscal 2006 for fiscal 2007 compensation purposes, our Chief Executive Officer provided the Compensation Committee with his analysis of the performance and potential of each executive officer, and made recommendations based on how well each executive officer executed on his individual performance plan while also taking into account compensation paid by our market peer companies, as identified by the AEA and the NACD. In the case of the Chief Executive Officer, the Compensation Committee ranked his fiscal 2006 performance against goals set by the Compensation Committee early in fiscal 2006, which resulted in a recommendation for a 4% increase in base salary commencing in January 2007. Recommendations to adjust base salaries of the Chief Executive Officer and other executive officers during fiscal 2007 were made by the Compensation Committee on December 19, 2006, ratified by the Board of Directors on that same date and such adjustments took effect on January 1, 2007. Our compensation policies with respect to new hires or promotions are different as compared to annual adjustments because recruitment and promotion requires different consideration than retention. In that context, Mr. Kenefick, our Vice President of Electronic and Electro Optical Product Operations, received a 20% increase in his base salary in fiscal 2007 in recognition of his promotion to his current position. All other executive officers’ base salaries were increased by a range of 2% to 4% in fiscal 2007.

Discretionary Bonus.  The Compensation Committee also has the discretion under extraordinary circumstances to award bonuses to executive officers at the recommendation of the Chief Executive Officer. The Chief Executive Officer recommended a discretionary bonus of $25,000 for Mr. Kenefick in recognition of his performance in his new position as Vice-President and for additional responsibilities at Optex during fiscal 2007. The Compensation Committee accepted this recommendation in January 2008.

Annual Incentive Awards Plan.  We have an annual incentive awards plan for executives to more closely align executive compensation with our annual operating plan as measured by financial results. Incentive targets for each executive officer are determined by the Compensation Committee after considering the recommendation of our Chief Executive Officer. Annual incentive plan awards are designed to reward personal contributions to our success and are earned under a structured formula. The threshold for earning incentive awards for fiscal 2007 was set at attaining 90% of our total target revenues or the revenues of the respective business unit for which the executive was responsible and at attaining 70% for other metrics described below. Achievement of the threshold award level was to result in 50% of the target bonus associated with each metric for each executive, with bonus awards increasing linearly as achievement exceeded threshold levels up to 100% of the target bonus being earned at full achievement of performance targets. For achievement above target, awards were to increase proportionately to the percentage increase in the metric above target up to a maximum of 200%.

For fiscal 2007, annual incentive award targets for executive officers were established for payments to be made with a combination of stock awards vesting over time and cash. Both stock and cash awards for fiscal 2007 were based on performance measurements within a twelve month period, so they are not considered long-term incentive awards as discussed below, even though a portion of such stock awards do not become fully vested upon grant. Three named executive officers, Dr. Ozguz, Mr. Smetana and Mr. Kenefick, partially met incentive award targets as determined by final results for fiscal 2007. Dr. Ozguz’s incentive award resulted from a combination of nearly full achievement of the fiscal 2007 approximate $10.8 million revenue target and partial achievement of the 25% gross profit percentage target of the business unit for which he is responsible. Mr. Smetana’s incentive award resulted from the percentage of his aggregate target award potential being based upon the revenue achievement of Dr. Ozguz’s business unit to which Mr. Smetana provides oversight and support. Mr. Kenefick’s incentive award also partially resulted from the revenue achievement of Dr. Ozguz’s business unit, with which a portion of Mr. Kenefick’s operations shares staff and equipment. The balance of Mr. Kenefick’s incentive award was derived from partial achievement of the 25% gross profit percentage target of the business unit for which he is responsible. Incentive awards to Dr. Ozguz, Mr. Smetana and Mr. Kenefick, based on performance metrics for fiscal 2007, have been approved by the Compensation Committee and the Board, and the stock components have been paid with shares of common stock issued on January 22, 2008, one-third of which shares are immediately vested and the remaining two-thirds of the shares will vest upon each anniversary over a two-year period, so long as the recipients remain in our service. The cash components of these awards, representing 35% of the value of the aggregate awards, have not yet been paid.

Fiscal 2008 annual incentive award targets for executive officers were established in January 2008, based on performance targets for the various business units, as well as those of our total business. Threshold criteria for award of fiscal 2008 incentive awards remained at 90% for revenue targets and 70% for other performance metrics, the same as those for fiscal 2007. The two named executive officers that are operationally responsible for specific business units, Dr. Ozguz and Mr. Kenefick, have fiscal 2008 incentive award targets related to the revenue and gross profit percentage of their respective business units. Dr. Ozguz also has 10% of his target bonus potential related to the revenue of Mr. Kenefick’s Costa Mesa business unit with which he shares staff and equipment. Dr. Ozguz and Mr. Kenefick both also have 20% of their fiscal 2008 target bonus potential related to aggregate cash flow of the total company, making this element more subject to variances over which they do not have direct control. Mr. Kenefick is also the executive officer responsible for operations at Optex, and as such, has 20% of his fiscal 2008 target bonus potential related to Optex’s fiscal 2008 revenue. The fiscal 2008 incentive award targets for Mr. Carson, the CEO, Mr. Stuart, the CFO, and Mr. Smetana, the Vice President of Operations, are all related to total revenue, cash flow and earnings before interest, taxes, depreciation and amortization, or EBITDA, of the consolidated business. Accordingly, incentive awards for these individuals will be substantially more difficult to achieve because of the requirement for the consolidated business to achieve at least 90% of the total revenue target and 70% of cash flow and EBITDA targets in fiscal 2008, regardless of whether any of the business units exceed their threshold targets.

Long-Term Equity-Based Incentive Awards.  The goal of our long-term, equity-based incentive awards is to serve as a long term staff retention vehicle by aligning the interests of executive officers with stockholders and providing each executive officer with a significant incentive to manage our business from the perspective of an owner with an equity stake. The Compensation Committee administers our equity-based incentive plans for executive officers and determines the size of long-term, equity-based incentives according to each executive’s corporate position, and sets a level it considers appropriate to create a meaningful opportunity for stock ownership. In addition, the Compensation Committee takes into account an individual’s recent performance and his or her potential for future responsibility and promotion. Our Chief Executive Officer historically has made recommendations to our Board of Directors and Compensation Committee regarding the amount of stock and stock options and other compensation to grant to our other named executive officers based upon his assessment of their performance, and may continue to do so in the future. Our executive officers, however, do not make any determinations as to when grants are made of stock or stock options. We do not require a minimum stock ownership by our executive officers.

Under our 2006 Omnibus Incentive Plan, the development of which took into account certain advice of a compensation consultant, we have the ability to grant different forms of equity compensation, including stock options, stock appreciation rights, restricted stock and restricted stock units, performance awards and other stock grants. Prior to fiscal 2007, we chose largely to use stock options for purposes of providing long-term incentives since we believed they could provide incentives that are commensurate with total stockholder return and employee retention. While we may continue to utilize the grant of stock options to executives in the event of new hires or in recognition of special circumstances, in fiscal 2007 we changed our executive compensation practice to emphasize an “earned bonus” concept, with the amount of the bonus based on attainment of pre-specified internal measures related to the executive’s areas of responsibility and to de-emphasize the use of stock options as the primary element of our incentive compensation. We made this change to more closely align the value of incentive payments with the current performance of each executive, rather than primarily relying on the incentives derived from stock options, whose value is based partially on the performance of the corporation as a whole and partially by market forces outside of the control of the executive. We plan to pay any such earned bonuses generally by awarding 65% of said bonuses in stock valued at the closing price of our common stock four trading days after our Form 10-K is filed for the fiscal year in which the bonuses are earned and the 35% remainder in cash. The stock component of such an award typically is to vest in three equal annual increments with the first one-third vesting immediately upon grant. We believe that this approach will offer a more immediate incentive to achievement of pre-specified performance goals while still providing an incentive to work towards achieving increases in the value of our common stock. In contrast, stock options only provide actual economic value to the executive officer if the market price of our shares appreciates over the option term. We continue to believe that vesting over time incentive awards, whether of nonvested stock or stock option grants, offers an incentive for executive retention. Lastly, changes in the financial accounting standards for share-based compensation that become effective in our fiscal 2006 eliminated the accounting benefit from the issuance of stock options that previously existed, and we believe our current incentive compensation program should provide greater incentives for our executives at the same or lesser cost than continuing our previous primary reliance on stock options.

In fiscal 2007, we made only one stock option grant. The compensation amounts shown for stock options in the Summary Compensation Table are calculated in accordance with Statement of Financial Accounting Standards No. 123(R) and represent the amount of compensation earned during fiscal 2007 that is reflected in our financial statements. Actual compensation earned from stock options can be higher or lower than the compensation expense recognized for purposes of SFAS 123(R).

The stock option we granted in fiscal 2007 was to Peter Kenefick and amounted to an option to purchase 50,000 shares, or less than 1% of our outstanding common stock. This option was granted to Mr. Kenefick on June 6, 2007, pursuant to unanimous written consent of our Compensation Committee. The material terms of the sole stock option granted to this named executive officer in fiscal 2007 included: (a) exercise price of $1.41 per share; (b) immediate vesting; and (c) five year term. The grant to Mr. Kenefick was in recognition of increased responsibilities associated with his appointment as a Vice President in fiscal 2007.

Grants of stock or stock options provided to executive officers are typically granted pursuant to action by the Compensation Committee either by unanimous written consent or at a duly constituted meeting of the Compensation Committee in person on the same day as a regularly scheduled meeting of the Board of Directors, in conjunction with ongoing review of each executive officer’s individual performance, unless the executive officer is a new hire or other individual performance considerations are brought to the attention of our Compensation Committee during the course of the year. Such a Compensation Committee meeting is usually scheduled well in advance, without regard to earnings or other major announcements by us. We intend to continue this practice of approving stock-based awards concurrently with regularly scheduled meetings, unless earlier approval is required for new hires, new performance considerations or retention purposes, regardless of whether or not our Board of Directors or Compensation Committee knows material non-public information on such date. We have not timed, nor do we intend to time, our release of material non-public information for the purpose of affecting the value of executive compensation. The date of our stock or stock option grants is the date our Board of Directors or Compensation Committee meets to approve such grants or the date our Compensation Committee executes its action by unanimous written consent regarding such approval. In accordance with our 2006 Omnibus Incentive Plan, the exercise price of all stock options is set using the closing price of our common stock as reported by the Nasdaq Capital Market on the date of the stock option grants. Option grants to non-executive employees typically have historically occurred in conjunction with their ongoing performance review, or shortly after hire, either upon the next scheduled meeting of the Board and Compensation Committee or pursuant to unanimous written consent of the Compensation Committee.

If the Board of Directors determined that an executive officer has engaged in fraudulent or intentional misconduct, and if the misconduct resulted in a significant restatement of our financial results, we expect that we would, among other disciplinary action, seek reimbursement of any portion of performance-based or incentive compensation paid or awarded to the executive that is greater than would have been paid or awarded if calculated based on the restated financial results. This remedy would be in addition to, and not in lieu of, other disciplinary actions and any actions imposed by law enforcement agencies, regulators or other authorities.

A summary of both long-term incentive plan awards and 2006 Omnibus Plan awards for fiscal 2007 is presented in the following table:

Grants of Plan-Based Awards for Fiscal 2007

All Other
								Stock	All Other
								Awards:	Option Awards:
		Estimated Future Payouts			Estimated Future			Number of	Number of	Exercise or
		Under Non-Equity Incentive			Payouts Under Equity Incentive Plan			Shares of	Securities	Base Price of
		Plan Awards (1)			Awards (1)			Stock or	Underlying	Option
	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum	Units	Options	Awards
Name (a)	(b)	($)(c)	($)(d)	($)(e)	(#)(f)	(#)(g)	(#)(h)	(#)(i)	(#)(j)	($/Sh)(k)

John C. Carson	—	—	—	—	—	—	—	—	—	—
Chief Executive Officer and President
John J. Stuart, Jr.	—	—	—	—	—	—	—	—	—	—
Chief Financial Officer, Senior Vice President, Secretary and Treasurer
Volkan Ozguz	—	—	—	—	—	—	—	—	—	—
Senior Vice President, Chief Technical Officer
Daryl L. Smetana	—	—	—	—	—	—	—	—	—	—
Vice President
Peter Kenefick	6/06/07	—	—	—	—	—	—	—	50,000	1.41
Vice President of Irvine Sensors Corporation and Vice President and General Manager of Optex Systems, Inc.
Timothy Looney	—	—	—	—	—	—	—	—	—	—
Former Vice President of Irvine Sensors Corporation and Former President of Optex Systems, Inc.

(1)	All incentive plan awards to date, both non-equity and equity, have performance periods equal to the fiscal year. Therefore, no multiple year estimates are provided.

Outstanding equity awards at fiscal 2007 year-end, September 30, 2007, are shown in the following table:

	Option Awards							Stock Awards
									Equity
								Equity	Incentive Plan
			Equity					Incentive Plan	Awards:
			Incentive Plan					Awards:	Market or
			Awards:				Market	Number of	Payout Value
	Number of	Number of	Number of			Number of	Value of	Unearned	of Unearned
	Securities	Securities	Securities			Shares or	Shares or	Shares, Units	Shares, Units
	Underlying	Underlying	Underlying			Units of	Units of	or Other	or Other
	Unexercised	Unexercised	Unexercised		Option	Stock That	Stock That	Rights That	Rights That
	Options	Options	Unearned	Option	Expiration	Have Not	Have Not	Have Not	Have Not
Name	Exercisable	Unexercisable	Options	Exercise Price	Date	Vested	Vested	Vested	Vested
(a)	(#)(b)	(#)(c)	(#)(d)	($)(e)	(f)	(#)(g)	($)(h)	(#)(i)	($)(j)

John C. Carson	150,000	—	—	2.19	3/01/15	—	—	—	—
Chief Executive	100,000			2.64	9/20/15
Officer and	150,000			3.62	3/02/14
President
John J. Stuart, Jr.	37,500	—	—	1.15	12/03/11	—	—	—	—
Chief Financial	24,000			1.16	4/16/12
Officer, Senior Vice	75,000			2.64	9/20/15
President, Secretary	150,000			3.62	3/02/14
and Treasurer
Volkan Ozguz	15,000	—	—	1.04	3/25/13	—	—	—	—
Senior Vice	15,000			1.15	12/03/11
President, Chief	14,500			1.16	4/16/12
Technical Officer	15,000			2.15	3/16/15
	50,000			2.64	9/20/15
	13,937			2.85	3/29/14
Daryl L. Smetana	25,000	—	—	1.15	12/03/11	—	—	—	—
Vice President	15,000			2.15	3/16/15
	12,000			2.64	9/20/15
	13,937			2.85	3/29/14
Peter Kenefick	16,000		—	1.41	6/06/12	—	—	—	—
Vice President of	15,000	7,500		1.70	5/10/15	7,500	—	—	—
Irvine Sensors	7,200			2.64	9/20/15
Corporation and
Vice President
and General Manager of Optex Systems, Inc.
Timothy Looney	—	—	—	—	—	—	—	—	—
Former Vice President of Irvine Sensors Corporation and Former President of Optex Systems, Inc.

Option exercises and stock that vested during fiscal 2007 are shown in the following table:

Option Exercises and Stock Vested

	Option Awards		Stock Awards
	Number of		Number of
	Shares		Shares
	Acquired	Value Realized	Acquired	Value Realized
	on Exercise	on Exercise	on Vesting	on Vesting
Name (a)	(#)(b)	($)(c)	(#)(d)	($)(e)

John C. Carson	86,500	8,790	—	—
Chief Executive Officer and President
John J. Stuart, Jr.	31,250	937	—	—
Chief Financial Officer, Senior Vice President, Secretary and Treasurer
Volkan Ozguz	—	—	—	—
Senior Vice President, Chief Technical Officer
Daryl L. Smetana	—	—	—	—
Vice President
Peter Kenefick	34,000	1,360	—	—
Vice President of Irvine Sensors Corporation and Vice President and General Manager of Optex Systems, Inc.
Timothy Looney	—	—	—	—
Former Vice President of Irvine Sensors Corporation and Former President of Optex Systems, Inc.

Non-Qualified Deferred Compensation Plan.  We maintain a deferred compensation plan, the Non-Qualified Deferred Compensation Plan, for certain key employees with long-term service with us, including three executive officers and other non-executive employees. This plan was established to recognize long term service and motivate such employees to continue their employment with us. Annual contributions are made at the discretion of our Board of Directors. All contributions are of our common stock and are made to a Rabbi Trust under such plan to be held for the benefit of the deferred compensation plan participants. In December 2006, the Board of Directors authorized a fiscal 2007 contribution to the deferred compensation plan in the amount of 100,000 shares of common stock valued at $205,000. Participants’ potential distributions from the Rabbi Trust represent unsecured claims against us. The Rabbi Trust was established by us and is subject to creditors’ claims. Shares in this plan are fully vested and may be distributed to each plan beneficiary when they retire or terminate from service with us. In fiscal 2007, 15,400 shares of our common stock, valued at $28,900, were distributed to a non-executive beneficiary under the Non-Qualified Deferred Compensation Plan. We anticipate amending the Non-Qualified Deferred Compensation Plan in fiscal 2008 to comply with technical requirements of Section 409A of the Internal Revenue Code.

Non-Qualified deferred compensation for fiscal 2007 is shown in the following table:

Nonqualifed Deferred Compensation for Fiscal 2007

Aggregate
	Executive	Registrant	Aggregate	Aggregate	Balance
	Contributions in	Contributions in	Earnings in	Withdrawals/	at Last
	Last FY	Last FY	Last FY	Distributions	FYE
Name (a)	($)(b)	($)(c)	($)(d)	($)(e)	($)(f)

John C. Carson	—	51,722	(53,324)	—	162,296
Chief Executive Officer and President
John J. Stuart, Jr.	—	41,800	(43,075)	—	131,075
Chief Financial Officer, Senior Vice President, Secretary and Treasurer
Volkan Ozguz	—	—	—	—	—
Senior Vice President, Chief Technical Officer
Daryl L. Smetana	—	39,094	(40,276)	—	122,540
Vice President
Peter Kenefick	—	—	—	—	—
Vice President of Irvine Sensors Corporation and Vice President and General Manager of Optex Systems, Inc.
Timothy Looney	—	—	—	—	—
Former Vice President of Irvine Sensors Corporation and Former President of Optex Systems, Inc.

Employee Stock Bonus Plan.  All of the Company’s employees participate in the Employee Stock Bonus Plan, which we refer to as the ESBP, which is a tax-qualified retirement plan established by us in fiscal 1982 and funded annually with stock contributions thereafter to encourage employee retention and align employee interests with those of outside stockholders. Employees are enrolled in the ESBP as of the day following the date on which the employee completes at least one hour of work. In order to share in our contribution to the ESBP in any fiscal year of the ESBP, which we refer to as the Plan Year, an employee must have worked a minimum of 1,000 hours during the Plan Year, and be employed by us at the end of the Plan Year. To date, the ESBP has been funded only with previously unissued shares of our common and preferred stock; thus, we have not contributed any cash to the ESBP. The ESBP’s assets are allocated annually to the participating employees’ accounts in the respective ratios that each participating employee’s compensation for that year bears to the total compensation of participating employees. An employee’s participation in the ESBP terminates on his retirement, disability or death, at which time the employee will receive that portion of his or her account that has vested. In fiscal 2007, an employee’s account vested at a rate of 20% per year and was 100% vested after five years of employment. Effective in fiscal 2008, the schedule for 100% vesting will be reduced to three years of service. There are no special vesting rates for executives. All executive officers named in the Summary Compensation Table participate in the ESBP. In the fiscal year ended September 30, 2007, we contributed 600,000 shares of common stock to the ESBP valued at $1,230,000 as of the date of contribution. The value of contributions to the accounts of the named executive officers for fiscal 2007 have been included in “All Other Compensation” in the Summary Compensation Table based on valuation at the date of our contribution, not September 30, 2007 when allocations were made to participant accounts.

Perquisites.  Our executives are entitled to the same perquisites as all employees and do not receive additional perquisites because they hold executive positions, except as described below. Our executive officers all participate in our Employee Stock Bonus Plan, a tax-qualified retirement plan made available to all full-time employees. In addition, three of the executive officers are long term employees who participate in the Non-Qualified Deferred Compensation Plan, under which the Board authorized the contribution of 100,000 shares of common stock valued at $205,000 for fiscal 2007. For further details regarding the Employee Stock Bonus Plan and the Non-Qualified Deferred Compensation Plan, see “Compensation Discussion and Analysis — Principal Elements of Executive Compensation.” Mr. Carson and Mr. Stuart our Chief Executive Officer and our Chief Financial Officer, respectively, are eligible for retirement benefits pursuant to our Executive Salary Continuation Program. For further details regarding our Executive Salary Continuation Program, see “Post Employment Compensation — Executive Salary Continuation Plan.” Our health and life insurance plans are the same for all employees, with the exception of additional life insurance with a $1 million death benefit payable to the estates of Mr. Carson and Mr. Stuart. The premiums paid by Messrs. Carson and Stuart for the additional life insurance are reimbursed by the Company. We typically offer reimbursement to newly hired executive officers for relocation costs.

Post-Employment Compensation

We do not provide post-retirement health coverage for our executives or employees. However, we have previously provided post-employment compensation payments to two retired executives and have the obligation to do so for two current executives upon their retirement. In addition, three of our executives participate in a non-qualified deferred compensation plan, as described above. Further, all full time employees, including our executives, are eligible to participate in our tax-qualified retirement plan.

Executive Salary Continuation Program.  We adopted an Executive Salary Continuation Program, which we refer to as the ESCP, in 1996 to provide retirement benefits to certain executive officers, two of which, Mr. Carson and Mr. Stuart, are still employed by us and eligible for benefits pursuant to the ESCP upon retirement. On December 26, 2007, the ESCP was amended and restated to comply with technical final implementation regulations of Section 409A of the Internal Revenue Code. The ESCP is intended to be a “top-hat” plan (i.e., an unfunded deferred compensation plan maintained for a select group of management or highly compensated employees) under Section 201(2), 301(a)(3), and 401(a)(1) of the Employee Retirement Income Security Act of 1974. The ESCP pays out benefits upon retirement based upon a combination of the executive’s age and years of service with us. Upon retirement, ESCP participants are entitled to receive benefits for the remainder of their lifetime, however, neither a surviving spouse nor any other beneficiary of the participant is entitled to receive benefits upon the participant’s death, whether or not such occurs prior to commencing benefits or after benefits have been paid. The ESCP currently provides lifetime post-retirement deferred compensation to two of our retired executives aggregating $184,700 per annum. Based upon their respective ages and years of service, our present Chief Executive Officer and President, John C. Carson, and our present Senior Vice President and Chief Financial Officer, John J. Stuart, Jr., are also eligible for lifetime post-retirement deferred compensation upon their separation from service with us. Both Mr. Carson’s and Mr. Stuart’s benefits under the ESCP are fixed at $137,000 per annum, an amount that was unchanged by the amendment and restatement of the ESCP in December 2007. Pursuant to Section 409A, the amendment and restatement of the ESCP requires any benefits paid to Mr. Carson or Mr. Stuart under the ESCP to be delayed for six months following their respective separations from service. The amendment and restatement of the ESCP in December 2007 also eliminated the requirement that participants under the ESCP enter into post-retirement consulting contracts with us. The ESCP was originally adopted in recognition of the extensive prior contributions to us of the participants who were nearing retirement age and as an incentive for retention of the participants who were not yet near retirement age.

The benefits associated with the ESCP as of September 30, 2007 are shown in the following table:

Pension Benefits for Fiscal 2007

Number of
		Years	Present
		Credited	Value of	Payments
		Service	Accumulated	During Last
	Plan Name	(#)	Benefit	Fiscal Year
Name (a)	(b)	(c)	($)(d)	($)(e)

John C. Carson	Executive Salary Continuation Program	37	1,299,276	—
Chief Executive Officer and President
John J. Stuart, Jr.	Executive Salary Continuation Program	31	1,336,811	—
Chief Financial Officer, Senior Vice President, Secretary and Treasurer
Volkan Ozguz	—	—	—	—
Senior Vice President, Chief Technical Officer
Daryl L. Smetana	—	—	—	—
Vice President
Peter Kenefick	—	—	—	—
Vice President of Irvine Sensors Corporation and Vice President and General Manager of Optex Systems, Inc.
Timothy Looney	—	—	—	—
Former Vice President of Irvine Sensors Corporation and Former President of Optex Systems, Inc.

Non-Qualified Deferred Compensation Plan.  We maintain the Non-Qualified Deferred Compensation Plan for certain key employees with long-term service with us. Annual contributions are made at the discretion of our Board of Directors. All contributions are of our common stock and are made to a Rabbi Trust under such plan to be held for the benefit of the deferred compensation plan participants. Shares in this plan may be distributed to each plan beneficiary when they terminate or retire from service. For a further discussion of the Non-Qualified Deferred Compensation Plan, see “Compensation Discussion and Analysis — Principal Elements of Executive Compensation.”

Employee Stock Bonus Plan.  All of our full-time employees are eligible to participate in the ESBP, which is a tax-qualified retirement plan. To date, the ESBP has been funded only with previously unissued shares of our common and preferred stock; thus we have not contributed any cash to the ESBP. All executive officers named in the Summary Compensation Table participate in the ESBP. For a further discussion of the ESBP, see “Compensation Discussion and Analysis — Principal Elements of Executive Compensation.”

Employment Contracts, Termination of Employment and Change-In-Control Agreements

Employment Contracts.  We do not have employment contracts with any of our named executive officers who are currently executive officers. Accordingly, the employment of any of our named executive officers who are currently executive officers may be terminated at any time at our discretion. We had an employment contract, scheduled to expire in December 2007, with one of our fiscal 2007 named executive officers, Timothy Looney, who voluntarily resigned in September 2007 and is no longer an executive officer.

Termination of Employment, Change-in-Control.  We do not have any existing arrangements providing for payments or benefits in connection with the resignation, severance, retirement or other termination of any of our named executive officers, changes in their compensation or a change in control except as set forth below.

Nonvested grants of stock options, restricted stock or other equity-related securities under our 2006 Omnibus Incentive Plan and our prior option plans generally provide for accelerated vesting of such grants immediately prior to the effective date of a change in control, unless the obligations of the nonvested securities are assumed by the successor corporation or its parent, or the value of such nonvested securities are replaced by a cash incentive program of the successor corporation or its parent that provides for the realization of said value no later than the original vesting date of the replaced nonvested securities. Nonvested grants of stock options, restricted stock or other equity-related securities under our 2006 Omnibus Incentive Plan also become fully vested in the event of Ordinary Retirement, which is defined to be retirement on or after the date at which the sum of the retiree’s age and number of years of employment with us exceeds eighty-five (85) years for employees or, if the holder of the nonvested security is a non-employee director, when the number of years of service to us exceeds five (5) years. Of our existing named executive officers, only Mr. Carson and Mr. Stuart presently meet the criteria for Ordinary Retirement. The 2006 Omnibus Plan also permits the Compensation Committee or the Board to make future nonvested grants of options or restricted stock to executive officers and directors that vest upon said executive officers and directors termination from service with us under other conditions.

As discussed above, all of our full-time employees, including all of our named executive officers, participate in the ESBP and are eligible for distribution of benefits thereunder upon their retirement. Mr. Carson, Mr. Stuart and Mr. Smetana are the only named executive officers who are participants in the Non-Qualified Deferred Compensation Plan and are thus eligible for distribution of benefits thereunder. Mr. Carson and Mr. Stuart are the only named executive officers who are eligible for retirement benefits under our Executive Salary Continuation Program. See “Compensation Discussion and Analysis — Principal Elements of Executive Compensation” for a further discussion of the ESBP, the Non-Qualified Deferred Compensation Plan and the Executive Salary Continuation Program.

Principal Elements of Director Compensation

Compensation of Directors

Directors who are our employees are not separately compensated for their services as directors or as members of committees of the Board. Directors who were not our employees received a quarterly retainer of $2,500, $1,500 for each board meeting attended, $750 for each Audit Committee meeting attended and $500 for each Compensation Committee or Nominating and Corporate Governance Committee meeting attended in fiscal 2007. These amounts were unchanged from director compensation for fiscal 2006 as recommended by the Compensation Committee in its meeting of December 19, 2006 and ratified and approved by the Board on that same date. In the future, any adjustments to director compensation will be approved by the Compensation Committee. Before its termination in June 2006, our 2003 Stock Incentive Plan provided for certain automatic grants of stock options to non-employee directors. The 2003 Stock Incentive Plan and all other of our prior stock option plans then in effect were terminated in June 2006 upon the adoption of our 2006 Omnibus Incentive Plan in June 2006 by our stockholders. Under the 2006 Omnibus Incentive Plan, the Compensation Committee may elect to make discretionary grants of non-qualified stock options or restricted stock to directors. All outstanding options held by directors, whether pursuant to the automatic or discretionary provisions of our option plans, have a term of ten years and an exercise price equal to the then-current market price of our Common Stock.

In February 2007, under our 2006 Omnibus Incentive Plan, we issued to each of Messrs. Dumont, Toffales (former director), Richards, Kelly, Pike, Brashears and Gen. Ragano, restricted stock awards of 41,380 shares, 55,173 shares, 20,690 shares, 34,483 shares, 68,966 shares, 68,966 shares and 20,690 shares, respectively. Of the restricted shares granted, 20,690 shares, 20,690 shares, 13,793 shares, 13,793 shares, 34,483 shares, 34,483 shares and 13,793 shares granted to Messrs. Dumont, Toffales (former director), Richards, Kelly, Pike, Brashears and Gen. Ragano, respectively, are presently nonvested with vesting occurring in three successive annual installments following the date of the grant. As a result of his resignation from the Board in January 2008 discussed below, the 20,690 shares of nonvested stock granted to Mr. Toffales discussed immediately above were cancelled as of that date.

On December 28, 2007, we entered into a Consulting Termination Agreement and Release with Chris Toffales, our former director and consultant, and CTC Aero, LLC, a limited liability company wholly-owned by Mr. Toffales.

Pursuant to this agreement, the consulting agreement by and among us, CTC and Mr. Toffales, which was amended and restated as of December 30, 2005, was terminated. In consideration for prior consulting services rendered to us, we issued to Mr. Toffales (i) 500,000 shares of restricted stock under our 2006 Omnibus Incentive Plan, which shares vested in full on January 6, 2008, and (ii) an additional 500,000 shares under the 2006 Omnibus Incentive Plan on January 7, 2008, which shares were fully vested upon issuance. Pursuant to the agreement, we also made a cash payment to each of Mr. Toffales and CTC in the amount of $500 and the parties to the agreement released all claims against the other parties and certain of their affiliates. Mr. Toffales, CTC, we and our subsidiaries have no further obligations under the consulting agreement or any prior consulting agreement among us. In addition, the agreement provided that Mr. Toffales resign from our Board of Directors, which resignation became effective on December 28, 2007. The value assigned to the shares issued under the agreement, based on the $0.80 per share closing price of our common stock on December 28, 2007, is approximately equal to unpaid amounts previously accrued under the consulting agreement as services were performed.

Compensation of directors in fiscal 2007 is presented in the following table:

Director Compensation for Fiscal 2007

					Change in
					Pension
					Value and
					Nonqualified
	Fees Earned or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name(a)	($)(b)	($)(c)	($)(d)	($)(e)	(f)	($)(g)	($)(h)

Mel R. Brashears	21,000	100,000					121,000
John C. Carson	—	—	—	—	—	—	—
Marc Dumont	30,750	60,000					90,750
Thomas M. Kelly	29,250	50,000					79,250
Timothy Looney (former director)	—	—	—	—	—	—	—
Clifford Pike	30,750	100,000					130,750
Frank Ragano	21,000	30,000					51,000
Robert G. Richards	21,000	30,000					51,000
Chris Toffales (former director)	21,000	80,000					101,000

Impact of Accounting and Tax Treatment of Compensation

Section 162(m) of the Internal Revenue Code disallows a tax deduction to publicly held companies for compensation paid to the principal executive officer and to each of the three other most highly compensated officers (other than the principal financial officer) to the extent that such compensation exceeds $1.0 million per covered officer in any fiscal year. The limitation applies only to compensation that is not considered to be performance-based. Non-performance-based compensation paid to our executive officers during fiscal 2007 did not exceed the $1.0 million limit per officer, and we do not expect the non-performance-based compensation to be paid to our executive officers during fiscal 2008 to exceed that limit. Because it is unlikely that the cash compensation payable to any of our executive officers in the foreseeable future will approach the $1.0 million limit, we do not expect to take any action to limit or restructure the elements of cash compensation payable to our executive officers so as to qualify that compensation as performance-based compensation under Section 162(m). We will reconsider this decision should the individual cash compensation of any executive officer ever approach the $1.0 million level.

Compensation Committee Interlocks and Insider Participation

During fiscal 2007, Mr. Dumont, Dr. Kelly, and Mr. Pike served on the Compensation Committee. None of the members of the Compensation Committee was at any time during fiscal 2007 or at any other time our officer or employee. None of our executive officers has, during fiscal 2007, served on the board or the Compensation Committee of any other entity, any of whose officers served either on our Board or our Compensation Committee.

Compensation Committee Report

The compensation committee of the board of directors has reviewed and discussed Irvine Sensors Corporation’s compensation discussion and analysis with management. Based on this review and discussion, the compensation committee recommended to the board of directors that the compensation discussion and analysis be included in the Irvine Sensors Corporation annual report on Form 10-K for the fiscal year ended September 30, 2007.

The foregoing report was submitted by the compensation committee of the board of directors and shall not be deemed soliciting material or to be filed with the Securities and Exchange Commission or subject to Regulation 14A or 14C promulgated by the Securities and Exchange Commission or to the liabilities of Section 18 of the Securities Exchange Act of 1934. The foregoing report shall be deemed furnished in the Annual Report on Form 10-K and shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 as a result of such furnishing.

Submitted by the fiscal 2007 Compensation Committee of the Irvine Sensors Corporation’s Board of Directors:

Marc Dumont (Chairman)
Thomas M. Kelly
Clifford Pike

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Ownership Of Securities

The following table provides information concerning beneficial ownership of our common stock as of January 22, 2008, by:

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

The percentages shown in the table are based on 30,084,366 shares of common stock outstanding on January 22, 2008. Shares of common stock subject to options, warrants or other convertible securities which are exercisable within 60 days of January 22, 2008, are deemed to be beneficially owned by the person holding such options, warrants or other convertible securities for the purpose of computing the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage of any other person. Except as described in the preceding sentence, shares issuable upon exercise of outstanding options, warrants and other convertible securities are not deemed to be outstanding.

Unless otherwise indicated, the principal address of each of the stockholders below is c/o Irvine Sensors Corporation, 3001 Red Hill Avenue, Costa Mesa, California 92626.

Amount of Common Stock Beneficially Owned and Nature of Beneficial Ownership

					Aggregate	Percent of
	Sole Voting or		Shared Voting or		Beneficial	Beneficial
Name	Investment Power		Investment Power		Ownership	Ownership(1)

Mel R. Brashears	859,483	(2)	—		859,483	2.8%
John C. Carson	1,770,871	(3)(4)	4,278,923	(15)(16)(17)	6,049,794	20.0%
Marc Dumont	209,522	(5)	—		209,522	*
Thomas M. Kelly	198,483	(6)	—		198,483	*
Peter Kenefick	109,666	(7)	—		109,666	*
Volkan Ozguz	226,094	(8)	—		226,094	*
Clifford Pike	278,966	(9)	—		278,966	*
Frank Ragano	86,833	(10)	—		86,833	*
Robert G. Richards	552,713	(11)			552,713	1.8%
Daryl L. Smetana	277,717	(12)	—		277,717	*
John J. Stuart, Jr.	751,360	(4)(13)	4,278,923	(15)(16)(17)	5,030,283	16.6%
All current directors and executive officers as a group (11 persons)	5,336,592	(14)	4,278,923	(15)(16)(17)	9,615,515	30.0%
5% Stockholders Not Listed Above:
Wilmington Trust Company TTEE Irvine Sensors Corporation Cash or Deferred & Stock Bonus Plan Ret. Plan	—		3,594,306	(16)	3,594,306	11.9%
Pequot Private Equity Fund III, L.P.(22)	2,398,949	(18)	—		2,398,948	7.6%
Pequot Offshore Private Equity Partners III, L.P.(20)	337,614	(19)	—		338,120	1.1%
Timothy Looney	2,699,461	(21)	—		2,699,461	9.0%

*	Represents beneficial ownership of less than 1% of the outstanding shares of Common Stock.

(1)	Shares owned and percentages for Mr. Carson, Mr. Stuart and all current directors and executive officers as a group are partially duplicative, since the voting or investment power over shares of common stock held by our Employee Stock Bonus Plan and our Non-Qualified Deferred Compensation Plan are held by the respective administrative committees of those Plans of which Mr. Carson and Mr. Stuart are members, and by extension the group of all current directors and executive officers which includes Mr. Carson and Mr. Stuart, and are thereby deemed to each hold the voting or investment power of the shares of common stock held by those plans. (See footnotes 15, 16 and 17).

(2)	Includes 615,000 shares issuable upon exercise of Common Stock options exercisable within 60 days of January 22, 2008.

(3)	Includes 185,000 shares issuable upon exercise of Common Stock options exercisable within 60 days of January 22, 2008. Also includes amounts and percentages for the holdings of his wife, including amounts held as separate property.

(4)	Reflects shares of common stock held by our Employee Stock Bonus Plan; the named individual has limited ability to direct the liquidation of assets in his subaccount in contemplation of retirement, subject to restrictions imposed by the Administrative Committee (See footnote 16). Also reflects shares held by our Non-Qualified Deferred Compensation Plan; the named individual has ownership interests in these shares upon retirement, for which he is presently eligible, but no ability to direct disposition or voting of the shares prior to retirement (See footnote 17).

(5)	Includes 104,000 shares issuable upon exercise of common stock options exercisable within 60 days of January 22, 2008.

(6)	Includes 69,000 shares issuable upon exercise of common stock options exercisable within 60 days of January 22, 2008.

(7)	Includes 30,700 shares issuable upon exercise of common stock options exercisable within 60 days of January 22, 2008. Also reflects shares of common stock held by our Employee Stock Bonus Plan; the named individual has limited ability to direct the liquidation of assets in his subaccount, subject to restrictions imposed by the administrative committee (See footnote 16).

(8)	Includes 123,437 shares issuable upon exercise of common stock options exercisable within 60 days of January 22, 2008. Also reflects shares of common stock held by our Employee Stock Bonus Plan; the named individual has limited ability to direct the liquidation of assets in his subaccount, subject to restrictions imposed by the administrative committee (See footnote 16).

(9)	Includes 160,000 shares issuable upon exercise of common stock options exercisable within 60 days of January 22, 2008.

(10)	Includes 25,000 shares issuable upon exercise of common stock options exercisable within 60 days of January 22, 2008.

(11)	Includes 334,000 shares issuable upon exercise of common stock options exercisable within 60 days of January 22, 2008. Also reflects shares of common stock held by our Employee Stock Bonus Plan; the named individual has limited ability to direct the liquidation of assets in his subaccount, subject to restrictions imposed by the administrative committee (See footnote 16).

(12)	Includes 59,937 shares issuable upon exercise of common stock options exercisable within 60 days of January 22, 2008. Also reflects shares of common stock held by our Employee Stock Bonus Plan; the named individual has limited ability to direct the liquidation of assets in his subaccount, subject to restrictions imposed by the administrative committee (See footnote 16). Also reflects shares held by our Non-Qualified Deferred Compensation Plan; the named individual has ownership interests in these shares upon retirement, for which he is presently eligible, but no ability to direct disposition or voting of the shares prior to retirement (See footnote 17).

(13)	Includes 264,040 shares held by the Stuart Family Trust, of which Mr. Stuart is a trustee, and 249,000 shares issuable upon exercise of common stock options exercisable within 60 days of January 22, 2008. Also reflects shares of Common Stock held by our Employee Stock Bonus Plan; the named individual has limited ability to direct the liquidation of assets in his subaccount, subject to restrictions imposed by the administrative committee (See footnote 16). Also reflects shares held by our Non-Qualified Deferred Compensation Plan; the named individual has ownership interests in these shares upon retirement, for which he is presently eligible, but no ability to direct disposition or voting of the shares prior to retirement (See footnote 17).

(14)	Includes 1,955,074 shares issuable upon exercise of common stock options exercisable within 60 days of January 22, 2008, which represents the sum of all such shares issuable upon exercise of options held by all executive officers and directors as a group.

(15)	The named individual is a member of the Administrative Committee (see footnote 16) and the Deferred Plan Administrative Committee (see footnote 17), and has shared voting and investment power over the shares held by our Employee Stock Bonus Plan and Non-Qualified Deferred Compensation Plan.

(16)	An administrative committee, which we refer to as the Administrative Committee, currently comprised of John C. Carson, John J. Stuart, Jr. and Carolyn Hoffman, has the right to receive and the power to direct the receipt of dividends from or the proceeds from the sale of the securities held by the Irvine Sensors Corporation Cash or Deferred & Stock Bonus Plan Ret. Plan, the Employee Stock Bonus Plan, for the benefit of our employees. The Administrative Committee has voting and investment power over all securities held under such plan.

(17)	The Deferred Plan Administrative Committee, currently comprised of John C. Carson, John J. Stuart, Jr. and Carolyn Hoffman, has the right to receive and the power to direct the receipt of dividends from or the proceeds from the sale of the securities held by the Irvine Sensors Non-Qualified Deferred Compensation Plan, for the

benefit of our key employees who are participants in such plan. The Deferred Plan Administrative Committee has voting and investment power over all securities held under such plan.

(18)	Includes (i) 765,329 shares of our common stock. Also includes 1,633,620 shares of common stock issuable upon exercise of Series 1 and Series 2 warrants, which shares are subject to a blocker that would prevent such stockholder’s and its affiliates’ aggregate ownership at any given time from exceeding 9.9% of our then outstanding common stock.

(19)	Includes 107,329 shares of our common stock. Also includes 230,285 shares of common stock issuable upon exercise of Series 1 and Series 2 warrants, which shares are subject to a blocker that would prevent such stockholder’s and its affiliates’ aggregate ownership at any given time from exceeding 9.9% of our then outstanding common stock.

(20)	Pequot Capital Management, Inc. is the investment manager/advisor of, and exercises sole investment discretion over, Pequot Private Equity Fund III, L.P. and Pequot Offshore Private Equity Partners III, L.P., and as such, has voting and dispositive power over these shares. The address of Pequot Capital Management, Inc. is 500 Nyala Farm Road, Westport, CT 06880. Arthur J. Samberg is the executive officer, director and controlling shareholder of Pequot Capital Management, Inc.

(21)	The address for Timothy Looney is c/o Haynes and Boone, LLP, 201 Main Street, Suite 2200, Fort Worth, Texas 76109. Also reflects shares of common stock held by our Employee Stock Bonus Plan; the named individual has limited ability to direct the liquidation of assets in his subaccount, subject to restrictions imposed by the administrative committee (See footnote 16). Mr. Looney resigned as an officer and director on September 17, 2007.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of September 30, 2007 with respect to the shares of our Common Stock that may be issued under the our 2006 Omnibus Incentive Plan, which is our only currently existing equity compensation plan, and our prior equity compensation plans that were terminated in June 2006, except for obligations to issue shares pursuant to options previously granted.

	A	B	C
Number of
Securities
	Number of		Remaining Available
	Securities to be		for Future Issuance
	Issued Upon	Weighted Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding	(Excluding
	Options, Warrants	Options, Warrants	Securities Reflected
Plan Category	and Rights	and Rights ($)	in Column A)

Equity Compensation Plans Approved by Stockholders(1)	3,504,459	2.48	2,472,369
Equity Compensation Plans Not Approved by Stockholders(2)(3)	855,623	2.26	—
Total	4,360,082	2.44	2,472,369

(1)	Consists of the 2006 Omnibus Incentive Plan, the 2003 Stock Incentive Plan, and the 2001 Irvine Sensors Corporation Stock Option Plan.

(2)	Consists of the 2001 Non-Qualified Stock Option Plan, which we refer as the 2001 Supplemental Plan, and the 2000 Non-Qualified Option Plan, which we refer to as the 2000 Supplemental Plan. Some of our directors and officers hold options issued under these plans.

(3)	Six hundred thousand shares have also been contributed by us to a Rabbi Trust to be held for the benefit of certain key employees pursuant to a non-qualified deferred compensation retirement plan. Contributions are determined by our Board annually. Accordingly, such shares are not included in the number of securities issuable in column (a) or the weighted average price calculation in column (b), nor are potential future contributions included in column (c).

Non-Stockholder Approved Plans

As of January 22, 2008, we had options outstanding under two non-stockholder approved equity incentive plans, the 2000 Supplemental Plan and the 2001 Supplemental Plan, which were terminated upon the approval of the Company’s 2006 Omnibus Incentive Plan in June 2006, subject to the obligation to issue shares pursuant to options previously issued.

Under the 2001 Supplemental Plan, option grants were made to our employees (or employees of any parent or subsidiary corporation) who were neither officers nor Board members at the time of the option grant. Under the 2000 Supplemental Plan, option grants were made to our employees, directors or consultants (or employees, directors or consultants of any parent or subsidiary corporation). Options under the 2000 Supplemental Plan and the 2001 Supplemental Plan, which together we refer to as the Supplemental Option Plans, typically vest and become exercisable in a series of installments over the optionee’s period of service with us. Each outstanding option under the 2000 Supplemental Plan will vest in full on an accelerated basis in the event our business is acquired. Each outstanding option under the 2001 Supplemental Plan will vest in full on an accelerated basis in the event our business is acquired and that option is not assumed or replaced by the acquiring entity. Each option granted under either of the Supplemental Option Plans has a maximum term set by the plan administrator (either the Board or a Board committee) at the time of grant, subject to earlier termination following the optionee’s cessation of employment or service. All options granted under the Supplemental Option Plans are non-statutory options under the Federal tax law.

As of September 30, 2007, options covering 40,000 shares of Common Stock were outstanding, no shares had been issued and there were no outstanding share right awards under the 2000 Supplemental Plan. The 2000 Supplemental Plan was terminated in June 2006. As of September 30, 2007, options covering 815,623 shares of Common Stock were outstanding, 708,875 shares had been issued and there were no outstanding share right awards under the 2001 Supplemental Plan. The 2001 Supplemental Plan was terminated in June 2006.

In September 2002, we authorized the Non-Qualified Deferred Compensation Plan for key employees with service then in excess of twelve years. Contributions to this plan are determined by our Board annually and made to a Rabbi Trust to be held for the benefit of certain key employees. 600,000 shares of our Common Stock have been contributed to the Rabbi Trust over the period June 2003 through September 30, 2007. The plan is unfunded, and participants’ accounts represent unsecured claims against us. The Rabbi Trust was established by us and is subject to creditor claims. Shares in the plan may be distributed to each plan beneficiary when they retire from service with us.

Item 13.	Certain Relationships and Related Transactions

Related Party Transactions

Since the beginning of fiscal 2007, there has not been, nor has there been proposed, any transaction, arrangement or relationship or series of similar transactions, arrangements or relationships, including those involving indebtedness not in the ordinary course of business, to which we or our subsidiaries were or are a party, or in which we or our subsidiaries were or are a participant, in which the amount involved exceeded or exceeds $120,000 and in which any of our directors, nominees for director, executive officers, beneficial owners of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest, other than as described above under the heading “Compensation Discussion and Analysis” and other than the transactions described below. Each of the transactions described below was reviewed and approved or ratified by our Audit Committee. It is anticipated that any future transactions between us and our officers, directors, principal stockholders and affiliates will be on terms no less favorable to us than could be obtained from unaffiliated third parties and that such transaction will be reviewed and approved by our Audit Committee and a majority of the independent and disinterested members of the Board.

In May 2005, we entered into a one-year consulting agreement with one of our directors, Chris Toffales, and CTC Aero, LLC, of which Mr. Toffales is sole owner, pursuant to which Mr. Toffales and CTC Aero would provide strategic planning and business development consulting services to us. Mr. Toffales earned $100,900 during fiscal 2005, and has earned $234,000 since the beginning of fiscal 2006, for the provision of such services pursuant to this agreement. In August 2005, we amended and restated the agreement, pursuant to which amendment Mr. Toffales would provide services in connection with our potential acquisition activities and we would pay a success fee in the event of the closure of such an acquisition. Mr. Toffales did not earn such a success fee during fiscal 2005; however, he earned a success fee of $500,000 in connection with the acquisition of Optex. Although this fee was payable in cash, we received stockholder approval to pay the fee with 192,308 shares of Common Stock in lieu of cash. Mr. Toffales also earned $15,000 for due diligence services in connection with the acquisition of Optex.

On December 30, 2005, we entered into an amendment to the consulting agreement with Mr. Toffales and CTC Aero to extend its term for three years to December 30, 2008, to increase the monthly consulting fee from $15,000 to $21,000 per month and to make all future acquisition success fees, if any, payable in unregistered shares of Common Stock in an amount equal to between 5% and 1% of the total purchase price paid by us for the acquisition, which percentage decreased based upon the total acquisition purchase price, and valued at the same per share purchase price as agreed upon in the applicable acquisition. The success fee was not to be less than $150,000. We were also to pay an additional amount in cash equal to 35% of the success fee.

On December 28, 2007, we entered into a Consulting Termination Agreement and Release with Chris Toffales, our former director and consultant, and CTC Aero, LLC, a limited liability company wholly-owned by Mr. Toffales. Pursuant to this agreement, the consulting agreement by and among us, CTC and Mr. Toffales, which was amended and restated as of December 30, 2005, was terminated. In consideration for prior consulting services rendered to us, we issued to Mr. Toffales (i) 500,000 shares of restricted stock under our 2006 Omnibus Incentive Plan, which shares vested in full on January 6, 2008, and (ii) an additional 500,000 shares under the 2006 Omnibus Incentive Plan on January 7, 2008, which shares were fully vested upon issuance. Pursuant to the agreement, we also made a cash payment to each of Mr. Toffales and CTC in the amount of $500 and the parties to the agreement released all claims against the other parties and certain of their affiliates. Mr. Toffales, CTC, we and our subsidiaries have no further obligations under the consulting agreement or any prior consulting agreement among us. In addition, the agreement provided that Mr. Toffales resign from our Board of Directors, which resignation became effective on December 28, 2007. The value assigned to the shares issued under the agreement, based on the $0.80 per share closing price of our common stock on December 28, 2007, is approximately equal to unpaid amounts previously accrued under the consulting agreement as services were performed.

On December 30, 2005, pursuant to that certain stock purchase agreement dated December 30, 2005 between us and Mr. Looney, we purchased 70% of the outstanding capital stock of Optex from Mr. Looney in consideration for an initial cash payment of $14.0 million and an additional $64,200 which was paid in July 2006 after completion of Optex’s 2005 audit. Mr. Looney also has the potential to receive up to an additional $4.0 million in a cash earnout based upon the percentage of net cash flow generated from the Optex business for fiscal 2006 and each of the subsequent two fiscal years. We also entered into the buyer option agreement with Mr. Looney, whereby we agreed to purchase the remaining 30% of the issued and outstanding capital stock of Optex from Mr. Looney if certain conditions were met, including the approval by our stockholders of the issuance to Mr. Looney of 2,692,307 shares of our common stock as consideration for the exercise of the buyer option. The issuance of these shares was approved by our stockholders at the Annual Meeting of Stockholders in June 2006. In connection with the transaction in December 2005, Mr. Looney became an officer of the Company and remained an officer and director of Optex. Mr. Looney’s spouse was an officer and director of Optex until the consummation of the Initial Acquisition in December 2005, and remained employed by Optex until September 2007. Mr. Looney’s son was an employee of Optex until September 2007. In June 2007, Mr. Looney was elected to our Board and in September 2007, Mr. Looney voluntarily resigned all positions with us and Optex, including his officer and director positions.

In December 2005, we entered into a two-year employment agreement with Mr. Looney pursuant to which he became one of our vice presidents. Under this employment agreement, Mr. Looney received an annual base salary of $180,000 and was eligible to participate in our incentive stock option programs made available to our executive officers. In the event of Mr. Looney’s termination of employment (i) by us without cause, (ii) by Mr. Looney for good reason or (iii) without cause within six months in conjunction with or within six months following a change in control, we will continue to pay Mr. Looney his base salary through January 3, 2008. Mr. Looney voluntarily resigned from all positions with the Company and Optex in September 2007.

On December 29, 2006, we entered into amendments with Mr. Looney to the stock purchase agreement, the buyer option agreement and the escrow agreement between us and Mr. Looney dated December 30, 2005, in connection with our exercise of the buyer option and purchase of the remaining 30% of the issued and outstanding common stock of Optex Systems, Inc. from Mr. Looney. The amendments eliminated a block trade guarantee contained in the original buyer option agreement and shortened the indemnification escrow period relating to the acquisition of Optex by six months. Simultaneously with the execution of the amendments, we issued 2,692,307 shares of common stock to Mr. Looney in consideration for the remaining 30% of the issued and outstanding common stock of Optex, and Optex is now our wholly-owned subsidiary.

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

On January 17, 2007, we and Timothy Looney entered into a second amendment, which we refer to below as the Amendment, to the Stock Purchase Agreement between us dated December 30, 2005 and previously amended on December 29, 2006. The original Stock Purchase Agreement was entered into in connection with the Company’s acquisition of the issued and outstanding common stock of Optex Systems, Inc., which we refer to as Optex, from Mr. Looney. The Amendment amends the earnout provisions of the Stock Purchase Agreement by extending the earnout period from December 2008 to December 2009 and reducing the aggregate maximum earnout from $4.0 million to $3.9 million. The Amendment was entered into in consideration for a secured subordinated revolving promissory note, which we refer to below as the Note, issued on January 17, 2007 by Optex to TWL Group, LP, a limited partnership owned by Mr. Looney, pursuant to which TWL Group may make advances from time to time to Optex of up to $2 million. The Note bears interest at 10% per annum and matures on the earlier of (i) February 27, 2009 and (ii) 60 days after the date our senior debt is paid in full or refinanced, unless earlier accelerated at TWL Group’s election upon certain events of default. So long as any indebtedness is outstanding under the Note, Optex generally will not be able to make any loan or advance, transfer any assets or otherwise make any payment to us, other than dividends, distributions, loans, advances, transfers or other payments in an aggregate amount not to exceed $2,250,000 per annum. Optex’s obligations under the Note are secured by a subordinated lien on all or substantially all of Optex’s assets, pursuant to a subordinated security agreement in favor of TWL Group, which is subordinated to the Company’s senior lenders. Mr. Looney is a former Vice President of Irvine Sensors Corporation, former President and former director of Optex, and currently a greater than 5% stockholder of Irvine Sensors Corporation.

On December 30, 2005, we issued subordinated secured convertible notes in the original aggregate principal amount of $10.0 million and four-year warrants to purchase up to an aggregate of 1,346,154 shares of our common stock to Pequot in a private placement pursuant to that certain securities purchase agreement dated as of December 30, 2005 between us and Pequot in order to finance the acquisition of the outstanding capital stock of Optex. The notes were issued in two series, both of which bear interest at 3.5% per annum. The Series 1 notes, with an aggregate face amount of $7,445,493, mature on December 30, 2009, and the Series 2 notes, with an aggregate face amount of $2,554,507, initially were set to mature on December 30, 2007, which maturity date has been extended to December 30, 2009 as described below. The Pequot warrants also were issued in two series, both of which are fully exercisable on or prior to December 30, 2009. The principal and interest under the notes initially was convertible into shares of common stock at an initial conversion price per share of $2.60 and the warrants initially were exercisable for shares of common stock at an initial exercise price per share of $3.10, in each case, subject to adjustment for stock splits, stock dividends, recapitalizations and the like and for certain price dilutive issuances. Subject to certain conditions and limitations, the principal and interest under the notes also may be repaid with shares of common stock. Interest payments are determined by dividing the aggregate amount of interest payable by a price, as of the applicable interest payment date, determined by multiplying 93% by the arithmetic average of the volume weighted average price of our common stock for each of the 20 consecutive trading days prior to the applicable payment date. We received net proceeds of approximately $9.8 million from the original sale of the convertible notes to Pequot in December 2005, after payment of approximately $223,000 in reimbursement of attorneys’ fees and expenses for counsel to Pequot incurred by them in connection with due diligence and the preparation and negotiation of the transaction documents relating to the sale of the notes. We did not receive any proceeds from the assignment of the notes by Pequot to Longview Fund and Alpha Capital in December 2006. We made total payments of approximately $200,000 to Pequot during 2006. As a result of our debt restructuring effective September 2007, we have the right to defer any principal and interest payments due to Longview and Alpha until December 2009.

CTC Aero, LCC, of which one of our former directors, Chris Toffales, is sole owner, earned a cash fee of approximately $127,500 in connection with the closing of the December 2005 private placement with Pequot described above, which was paid by Pequot.

On December 29, 2006, we entered into a Term Loan and Security Agreement with Longview Fund, LP and Alpha Capital Anstalt, pursuant to which we borrowed $8.25 million pursuant to a non-convertible term loan, of which approximately $5.9 million was used to pay in full our obligations to our senior lender, Square 1 Bank. The Loan Agreement, as amended in September 2007, provides that we shall pay interest on the term loan at its maturity on December 31, 2009, which interest shall accrue at a rate of 11% per annum. At our election, in certain circumstances, we may pay interest under the term loan in shares of our common stock valued at 80% of the average of the three lower closing bid prices of the common stock for the twenty trading days ending on the trading day preceding the relevant interest payment date, provided that we have obtained approval of our stockholders, if necessary to do so, and there is no event of default.

In connection with the term loan, and pursuant to a Subscription Agreement and a Registration Rights Agreement entered into on December 29, 2006 among us, Longview and Alpha Capital, we issued five-year warrants to Longview and Alpha Capital to purchase up to an aggregate of 3,000,000 shares of common stock at an exercise price of $1.30 per share, subject to adjustment for stock splits, stock dividends, recapitalizations and the like. The exercise price, but not the number of shares issuable, under these warrants also is subject to adjustment in the event of a dilutive issuance. At our election, we may pay certain applicable liquidated damages under these warrants or the Registration Rights Agreement in shares of common stock to the extent that issuance of common stock does not exceed, absent stockholder approval, 145,507 shares when aggregated with any interest payments made in shares of common stock under the Loan Agreement. We have granted registration rights with respect to the shares of common stock issuable to Longview and Alpha Capital. We also have granted Longview and Alpha Capital a right of first offer on certain future issuances of securities by us.

Concurrently with the closing of the term loan, pursuant to an Assignment Agreement and Addendum entered into on December 29, 2006, Longview and Alpha Capital also purchased from Pequot all of their Series 1 and Series 2 notes in the original principal amount of $10 million, which had originally been issued by us in a private placement in December 2005.

As a result of the issuance of the warrants to Longview and Alpha Capital, the conversion price of the Series 1 and Series 2 notes was automatically reduced to $1.30 per share pursuant to the anti-dilution provisions in the notes. At such conversion price, the principal amount of the notes is presently convertible into 7,692,308 shares of common stock. The notes bear interest at 3.5% per annum and currently mature on December 30, 2009. Principal and interest under the notes is convertible into shares of common stock at a conversion price per share of $1.30, subject to adjustment for stock splits, stock dividends, recapitalizations and the like and for certain price dilutive issuances. Subject to certain conditions and limitations, the principal and interest under the notes also may be repaid with shares of common stock. In June 2006, our stockholders approved the conversion of the notes into an aggregate number of shares of common stock exceeding 19.99% of our outstanding common stock. We have granted registration rights with respect to the shares of common stock issuable upon repayment, conversion or exercise of the notes.

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

In connection with the assignment, on December 29, 2006, we entered into a Settlement Agreement and Mutual Release with Pequot to resolve all disputes regarding alleged events of default and certain other matters under the notes when they were held by Pequot, and to mutually release each other and related persons for claims and losses arising from actions taken prior to the assignment, including claims relating to the notes, any issuance of securities and any agreements or transactions between us and Pequot. The settlement also includes a mutual covenant not to sue for events prior to the assignment, and certain indemnification for events prior to the assignment. In consideration of the settlement, we agreed to pay Pequot a settlement payment of $1.25 million, accrued and unpaid interest of $539,446 on the notes from September 30, 2006 through December 29, 2006, and $230,000 as reimbursement for attorneys fees and expenses.

As previously disclosed, in a private placement in December 2005, we had issued to Pequot four-year warrants to purchase an aggregate of 1,346,154 shares of our common stock at an initial exercise price of $3.10 per share. As a result of the issuance of the warrants to the Longview and Alpha Capital, the exercise price of the Pequot warrants was automatically reduced to $1.30 per share and the number of shares issuable upon exercise of the Pequot warrants was automatically increased to an aggregate of 3,210,059 shares, pursuant to the anti-dilution provisions of the Pequot warrants. In connection with the settlement, Pequot exercised a portion of the Pequot warrants and purchased 1,346,154 shares of our common stock from us on December 29, 2006. In connection with the settlement, Pequot also agreed to a mandatory exercise of the Pequot warrants for an additional 902,267 shares for cash no later than March 14, 2007, provided that certain conditions are met, including that the shares can be resold under an effective registration statement and that the average daily volume-weighted average price of our common stock has, for any seven consecutive trading days following and during the effective resale registration of such shares exceeded 110% of the exercise price. Because certain of the specified conditions were not met by March 14, 2007, Pequot is not required to complete the mandatory exercise, but may exercise the remaining Pequot warrants in accordance with their terms, including on a “cashless exercise” basis.

The interest described above will be payable on the earliest of (i) the exercise after March 14, 2007 by Pequot of the Pequot warrants to purchase an aggregate of 902,267 shares as an offset to the aggregate exercise price therefor, (ii) such earlier date in cash at our election, or (iii) May 31, 2007 in cash. If such Pequot warrants are exercised on a cashless basis, we may pay a proportional amount of the interest in shares in the manner provided in the notes, subject to certain conditions. As provided in the notes, the number of shares issuable as payment for interest is determined by dividing the amount of the interest by 93% of the arithmetic average of the volume-weighted average price of our common stock for each of the 20 consecutive trading days prior to the payment date. We must pay Pequot interest at a rate of 18% per annum on the amount of unpaid interest for the period from March 14, 2007 until paid in full.

The attorneys fees reimbursement described above was payable on March 14, 2007. We must pay Pequot interest at a rate of 18% per annum on the amount of unpaid attorneys fees reimbursement for the period from March 14, 2007 until paid in full.

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

We believe Longview and Alpha Capital are not related persons, but the transactions with them are described above for the sole purpose of providing context for the transactions with Pequot.

In July 2007, we entered into a Loan Agreement, a secured non-convertible Promissory Note and an Omnibus Security Interest Acknowledgement with Longview, pursuant to which we borrowed $2.0 million from Longview. Interest under the Promissory Note accrues at a rate of 12% per annum and, as a result of an amendment we entered into in September 2007, is payable together with the unpaid principal amount when the Promissory Note matures on December 31, 2009. We had the right to prepay on or prior to August 15, 2007, all of the outstanding principal under the Promissory Note by paying to Longview an amount equal to 120% of the principal amount of the Promissory Note, together with accrued but unpaid interest. We declined prepay the Promissory Note, and pursuant to its terms, the principal amount of the Promissory Note was automatically increased by $100,000 on August 15, 2007 and on August 15, 2007, we issued to Longview 300,000 unregistered shares of our common stock (which shares were in lieu of a $400,000 cash continuation fee for continuing the term of the Promissory Note beyond August 15, 2007) and a five-year warrant to purchase 500,000 unregistered shares of our common stock at an exercise price of $1.46, subject to adjustment for stock splits, stock dividends, recapitalizations and the like. The fair value of the 300,000 shares of common stock, the warrant to purchase 500,000 shares of common stock and the cash payment of $100,000 will be recorded as a discount on the debt and amortized to interest expense over the term of the Promissory Note.

Our obligations under this Loan, including obligations under the Promissory Note and Loan Agreement, are secured by a lien on all or substantially all of our assets, the assets of our subsidiaries, and the capital stock of our subsidiaries held by us, pursuant to already existing security agreements and guarantees dated December 30, 2005 and December 29, 2006 between us and our subsidiaries on the one hand and Longview and/or Alpha Capital on the other, and additionally pursuant to an Unconditional Guaranty between Optex and Longview. Such security interests and guarantees are granted on a pari passu basis with the already existing senior security interests and guarantee rights held Longview and Alpha Capital.

In connection with the Loan, Longview and Alpha Capital have waived various rights, including the right, pursuant to certain technical defaults, among other things to accelerate or demand repurchase of the obligations under any agreement or instrument between us and/or our subsidiaries and Longview and/or Alpha Capital and exercising remedies with respect to collateral. Notwithstanding the foregoing, Longview, Alpha Capital and we have agreed that (i) waiver of a failure to register the shares of our common stock issued or issuable to Longview and Alpha Capital pursuant to various instruments shall not constitute a waiver of any default interest or liquidated damages that may have accrued or will accrue with respect to such default; (ii) such waiver shall continue only so long as Tim Looney, TWL Group, L.P. or their affiliates do not attempt to accelerate or collect any obligations owed to them by us or Optex; and (iii) subject to the foregoing, the deadline to register any such shares issued or issuable to Longview and Alpha Capital was extended until October 19, 2007.

In connection with the Loan, we also agreed that, for so long as the Series 1 and Series 2 notes remain outstanding and held by Longview, except for certain excepted issuances, we will not, without the prior written consent of Longview, enter into an agreement to issue any individual equity security, convertible debt security or other individual security convertible into our common stock or equity at a price that would trigger the anti-dilution provisions set forth in the Series 1 and Series 2 notes; provided however, that no consent of Longview is required for the issuance of any convertible security that has an exercise price or conversion price above the conversion price as defined in the Series 1 and Series 2 notes.

In November 2007, we entered into amendments effective September 2007 of our various debt obligations to Longview and Alpha Capital pursuant to which (i) the principal and interest under our December 2006 and July 2007 term loans shall be due and payable on December 31, 2009; (ii) interest on the Series 1 and Series 2 notes shall be due and payable on December 30, 2009; (iii) the interest rate under the Series 1 and Series 2 notes shall not be subject to reduction; and (iv) we may defer any monthly principal installment under the Series 1 notes until December 30, 2007 and such deferred principal amounts shall bear interest at an increased rate of 10% per annum. The increase in interest rate shall not be convertible into common stock.

Policies and Procedures for Related Person Transactions

Under Item 404 of SEC Regulation S-K , a related person transaction is any actual or proposed transaction, arrangement or relationship or series of similar transactions, arrangements or relationships, including those involving indebtedness not in the ordinary course of business, since the beginning of our last fiscal year, to which we or our subsidiaries were or are a party, or in which we or our subsidiaries were or are a participant, in which the amount involved exceeded or exceeds $120,000 and in which any of our directors, nominees for director, executive officers, beneficial owners of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest.

Pursuant to its written charter, our Audit Committee is responsible for reviewing and approving all related person transactions and potential conflict of interest situations involving any of our directors, nominees for director, executive officers, beneficial owners of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons.

Our Audit Committee also has adopted written policies and procedures for related person transactions that require the Audit Committee to review any proposed transaction with related persons to determine if it rises to the level of a related person transaction covered by Item 404 of Regulation S-K and, if it does, then such related person transaction must be approved or ratified by the disinterested members of the Audit Committee. Our management must disclose to the Audit Committee all material information regarding actual and proposed related person transactions known to them that involve our directors, nominees for director, executive officers, persons known to be five percent or greater beneficial owners of our stock, and any member of the immediate family of any of the foregoing persons. A related person will not be deemed to have a material interest in a transaction if the interest arises only: (a) from the person’s position as a director of another corporation or organization that is a party to the transaction; or (b) from the direct or indirect ownership by such person and all other related persons, in the aggregate, of less than a ten percent equity interest in another person or entity (other than a partnership) which is a party to the transaction; or (c) from a combination of both (a) and (b); or (d) from the person’s position as a limited partner in a partnership in which the person and all other related persons, have an interest of less than ten percent, and the person is not a general partner of and does not hold another position in the partnership.

Our Audit Committee has determined that the following categories of transactions shall be deemed preapproved by the Audit Committee, notwithstanding the fact that they are related person transactions:

•	compensation to executive officers determined by our Compensation Committee;

•	compensation to directors determined by our Compensation Committee or our Board; and

•	transactions in which all security holders receive proportional benefits.

Indemnification of Directors and Executive Officers

In addition to the indemnification provisions contained in the Irvine Sensors Corporation certificate of incorporation and bylaws, we have entered into separate indemnification agreements with each of our directors and executive officers. These agreements require that we, among other things, indemnify the person against expenses (including attorneys’ fees), judgments, fines and settlements paid by such individual in connection with any action, suit or proceeding arising out of such individual’s status or service as our director or officer (other than liabilities arising from willful misconduct or conduct that is knowingly fraudulent or deliberately dishonest) and to advance expenses incurred by such individual in connection with any proceeding against such individual with respect to which such individual may be entitled to indemnification by us.

Item 14.	Principal Accountant Fees and Services

Audit and Other Fees

Audit Fees:  Grant Thornton LLP billed us an aggregate of $934,600 for professional services rendered for the audit of our financial statements for fiscal 2007, for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q for the quarterly periods in fiscal 2007 and for consents issued in connection with our registration statements on Form S-1, Form S-3 and Form S-8 in fiscal 2007. Grant Thornton LLP billed us an aggregate of $1,135,500 for such comparable professional services rendered for the fiscal year ended October 1, 2006, which we refer to as fiscal 2006.

Audit-Related Fees:  In fiscal 2007, Grant Thornton LLP did not bill us for any audit-related fees. In fiscal 2006, Grant Thornton LLP billed us an aggregate of $53,400 for due diligence services related to the Optex acquisition.

Tax Fees:  We did not engage Grant Thornton LLP to provide advice or assistance in tax compliance/preparation and other tax services for either fiscal 2007 or fiscal 2006.

All Other Fees:  We did not engage Grant Thornton LLP to provide any other services for either fiscal 2007 or fiscal 2006.

Except for the fees for services described under “Audit Fees” and “Audit-Related Fees” above, we did not pay Grant Thornton LLP any other fees or engage Grant Thornton LLP for any other services during fiscal 2007 and fiscal 2006.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

See Index to Consolidated Financial Statements on page F-1 of the Initial Form 10-K.

(2)	Financial Statement Schedules:

Schedule II, Valuation and Qualifying Accounts, is filed as part of the Initial Form 10-K on page F-45. All other schedules have been omitted because they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits

The following is a list of the exhibits encompassed in this Amendment No. 1 on Form 10-K/A:

Exhibit
Number	Exhibit Description

2.1	Stock Purchase Agreement dated December 30, 2005 by and among the Company, Timothy Looney and Optex Systems, Inc.(1)
2.2	Amendment to Stock Purchase Agreement dated December 29, 2006 by and among the Company, Timothy Looney and the Company’s subsidiary Optex Systems, Inc.(2)
2.3	Amendment to Buyer Option Agreement dated December 29, 2006 by and between the Company and Timothy Looney.(3)
2.4	Second Amendment to Stock Purchase Agreement dated January 17, 2007 by and among the Company, Timothy Looney and the Company’s subsidiary Optex Systems, Inc.(4)
3.1	Certificate of Incorporation of the Registrant, as amended and currently in effect(5)
3.2	By-laws, as amended and currently in effect(6)

Exhibit
Number		Exhibit Description

10	.1*	2000 Non-Qualified Stock Option Plan(7)
10	.2*	2001 Stock Option Plan(8)
10	.3*	2001 Non-Qualified Stock Option Plan(9)
10	.4*	2001 Compensation Plan, as amended December 13, 2001(10)
10	.5*	2003 Stock Incentive Plan as amended March 1, 2005(11)
10	.6*	Deferred Compensation Plan(12)
10	.7*	2006 Omnibus Incentive Plan(13)
10	.8*	Executive Salary Continuation Plan, as amended and restated December 26, 2007(14)
10.9		Consulting Agreement by and among the Company, CTC Aero, LLC and Chris Toffales, as amended and restated December 30, 2005(15)
10.10		Employment Agreement dated December 30, 2005 between the Company and Timothy Looney(16)
10.11		Non-Competition Agreement dated December 30, 2005 between the Company and Timothy Looney(17)
10.12		Registration Rights Agreement dated December 30, 2005 between the Company and Timothy Looney(18)
10.13		Securities Purchase Agreement dated December 30, 2005 by and among the Company and the Purchasers listed on the signature pages thereto(19)
10.14		Amendment to Securities Purchase Agreement dated March 31, 2006 by and between the Company and Pequot Private Equity Fund III, L.P. and Pequot Offshore Private Equity Partners III, L.P.(20)
10.15		Form of Series 1 Senior Subordinated Secured Convertible Note and schedule of omitted material details thereto(21)
10.16		Form of Series 2 Senior Subordinated Secured Convertible Note and schedule of omitted material details thereto(22)
10.17		Form of Series 1 Warrant to Purchase Common Stock and schedule of omitted material details thereto(23)
10.18		Form of Series 2 Warrant to Purchase Common Stock and schedule of omitted material details thereto(24)
10.19		Security Agreement dated December 30, 2005 between the Company and the Purchasers listed on the signature pages thereto(25)
10.20		Subsidiary Security Agreement dated December 30, 2005 between the Company’s subsidiary Optex Systems, Inc. and the Purchasers listed on the signature pages thereto(26)
10.21		Subsidiary Guaranty dated December 30, 2005 between the Company’s subsidiary Optex Systems, Inc. and the Purchasers listed on the signature pages thereto(27)
10.22		Form of Indemnification Agreement between the Registrant and its directors and officers(28)
10.23		Lease Agreement for premises at 3001 Red Hill Avenue, Bldg. 3, Costa Mesa, California, effective October 1, 2003(29)
10.24		Lease Agreement for premises at 3001 Red Hill Avenue, Bldg. 4, Suite 200, Costa Mesa, California, effective October 1, 2003(30)
10.25		Lease Agreement for premises at 3001 Red Hill Avenue, Bldg. 4, Suite 109, Costa Mesa, California, effective October 1, 2003(31)
10.26		Government Contract FA8650-06-C-7626, dated May 9, 2006(32)
10.27		Amendment to Escrow Agreement dated December 29, 2006 by and among the Company, Optex and Wells Fargo Bank, N.A.(33)
10.28		Term Loan and Security Agreement dated December 29, 2006 by and between the Company and the Investors listed on the signature pages thereto.(34)
10.29		Term Note dated December 29, 2006 issued by the Company to Longview Fund, LP. (35)
10.30		Term Note dated December 29, 2006 issued by the Company to Alpha Capital Anstalt.(36)
10.31		Intellectual Property Security Agreement dated December 29, 2006 between the Company and the Investors.(37)
10.32		Intellectual Property Security Agreement dated December 29, 2006 between the Company’s subsidiary Optex Systems, Inc. and the Investors.(38)
10.33		Unconditional Guaranty dated December 29, 2006 between the Company’s subsidiary Optex Systems, Inc. and the Investors.(39)
10.34		Third Party Security Agreement dated December 29, 2006 between the Company’s subsidiary Optex Systems, Inc. and the Investors.(40)

Exhibit
Number		Exhibit Description

10.35		Subscription Agreement dated December 29, 2006 by and among the Company and the Investors listed on the signature pages thereto.(41)
10.36		Registration Rights Agreement dated December 29, 2006 by and among the Company and the Investors listed on the signature pages thereto.(42)
10.37		Class A Warrant to Purchase Common Stock dated December 29, 2006 issued by the Company to Longview Fund, LP.(43)
10.38		Class A Warrant to Purchase Common Stock dated December 29, 2006 issued by the Company to Alpha Capital Anstalt.(44)
10.39		Unsecured Subordinated Promissory Note dated December 29, 2006 issued by the Company to Timothy Looney.(45)
10.40		Assignment, dated December 29, 2006, of Series 1 and Series 2 Senior Subordinated Secured Convertible Notes dated December 30, 2005 between the Company and the Investors, which we refer to below as the Assignment Agreement.(46)
10.41		Addendum to Assignment Agreement, dated December 29, 2006, between Pequot and the Investors.(47)
10.42		Settlement Agreement and Mutual Release dated December 29, 2006 between the Company and Pequot.(48)
10.43		Letter Agreement dated December 28, 2006 between the Company and Pequot.(49)
10.44		Secured Subordinated Revolving Promissory Note dated January 17, 2007 issued by the Company’s subsidiary Optex Systems, Inc. to TWL Group, LP.(50)
10.45		Subordinated Security Agreement dated January 17, 2007 between TWL Group, LP and the Company’s subsidiary Optex Systems, Inc.(51)
10	.46*	Form of Stock Appreciation Rights Agreement (Stock Settled) under the Company’s 2006 Omnibus Incentive Plan.(52)
10	.47*	Form of Non-Incentive Stock Option Agreement under the Company’s 2006 Omnibus Incentive Plan(53)
10	.48*	Form of Incentive Stock Option Agreement under the Company’s 2006 Omnibus Incentive Plan.(54)
10	.49*	Form of Restricted Stock Unit Agreement under the Company’s 2006 Omnibus Incentive Plan(55)
10	.50*	Form of Restricted Stock Award Agreement under the Company’s 2006 Omnibus Incentive Plan(56)
10.51		Letter Agreement dated March 30, 2007 from Longview Fund, L.P. and Alpha Capital Anstalt.(57)
10.52		Loan Agreement dated July 19, 2007 by and between the Company and Longview Fund, L.P.(58)
10.53		Secured Promissory Note dated July 19, 2007 issued by the Company and Longview Fund, L.P.(59)
10.54		Omnibus Security Interest Acknowledgement dated July 19, 2007 by and among the Company, its subsidiary Optex Systems, Inc., and Longview Fund, L.P.(60)
10.55		Unconditional Guaranty dated July 19, 2007 by and between the Company’s subsidiary Optex Systems, Inc. and Longview Fund, L.P.(61)
10.56		Consent and Waiver of Alpha Capital Anstalt dated July 19, 2007.(62)
10.57		Collateral Agent Agreement dated July 19, 2007 by and among, the Company, the Company’s subsidiary Optex Systems, Inc., Longview Fund, L.P., Alpha Capital Anstalt and S. Michael Rudolph.(63)
10.58		Alpha Capital and Longview Term Loan Interest Waiver Letter dated July 19, 2007.(64)
10.59		Alpha Capital and Longview Convertible Note Interest Waiver Letter dated July 19, 2007.(65)
10.60		Class B Warrant dated August 15, 2007 issued by the Company to Longview Fund, L.P.(66)
10.61		Registration Rights Purchase Agreement dated November 28, 2007 among the Company, Longview, Alpha Capital Anstalt, Jolie G. Kahn and Barbara Mittman.(67)
10.62		September 2007 Amendment of July 2007 Secured Promissory Note effective September 30, 2007 between the Company and Longview.(68)
10.63		September 2007 Amendment of Series 2 Notes effective September 30, 2007 between the Company and Longview.(69)
10.64		September 2007 Amendment of December 2006 Term Notes effective September 30, 2007 among the Company, Longview and Alpha.(70)
10.65		Amendment of Series 1 Notes issued by the Company and held by Longview Fund, L.P. and Alpha Capital Anstalt, effective September 30, 2007.(71)
10.66		Secured Promissory Note (Restructuring) dated November 28, 2007 issuable to Longview, together with restructuring letter agreement dated November 28, 2007.(72)

Exhibit
Number		Exhibit Description

10.67		Secured Promissory Note (Restructuring) dated November 28, 2007 issuable to Alpha, together with restructuring letter agreement dated November 28, 2007.(73)
10.68		Contingent Secured Promissory Note (Buyout) dated November 28, 2007 issuable to Longview Fund, L.P.(74)
10.69		Contingent Secured Promissory Note (Buyout) dated November 28, 2007 issuable to Alpha Capital Anstalt.(75)
10	.70†	Consulting Termination Agreement and Release dated December 28, 2007 between the Company and Christos Michael Toffales and CTC Aero, LLC.
21	.1†	Subsidiaries of the Registrant
23	.1†	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm
31.1		Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(1)	Incorporated by reference to Exhibit 2.1 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(2)	Incorporated by reference to Exhibit 2.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(3)	Incorporated by reference to Exhibit 2.2 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(4)	Incorporated by reference to Exhibit 2.5 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2006.

(5)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003.

(6)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on September 21, 2007.

(7)	Incorporated by reference to Exhibit 10.5 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2002.

(8)	Incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement for the March 7, 2001 Annual Meeting of Stockholders, filed February 9, 2001.

(9)	Incorporated by reference to Exhibit 99 filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-102284), filed December 31, 2002.

(10)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-76756), filed January 15, 2002.

(11)	Incorporated by reference to Exhibit 99 filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-124868), filed May 12, 2005.

(12)	Incorporated by reference to Exhibit 10.9 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 2004.

(13)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed July 5, 2006.

(14)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Current Report on Form 8-K filed December 31, 2007.

(15)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(16)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(17)	Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(18)	Incorporated by reference to Exhibit 10.5 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(19)	Incorporated by reference to Exhibit 10.6 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(20)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on April 4, 2006.

(21)	Incorporated by reference to Exhibit 10.7 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(22)	Incorporated by reference to Exhibit 10.8 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(23)	Incorporated by reference to Exhibit 10.9 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(24)	Incorporated by reference to Exhibit 10.10 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(25)	Incorporated by reference to Exhibit 10.14 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2006.

(26)	Incorporated by reference to Exhibit 10.15 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2006.

(27)	Incorporated by reference to Exhibit 10.16 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2006.

(28)	Incorporated by reference to Exhibit 10.9 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2000.

(29)	Incorporated by reference to Exhibit 10.18 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003.

(30)	Incorporated by reference to Exhibit 10.19 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003.

(31)	Incorporated by reference to Exhibit 10.20 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003.

(32)	Incorporated by reference to Exhibit 10.39 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2006.

(33)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(34)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(35)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(36)	Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(37)	Incorporated by reference to Exhibit 10.5 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(38)	Incorporated by reference to Exhibit 10.6 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(39)	Incorporated by reference to Exhibit 10.7 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(40)	Incorporated by reference to Exhibit 10.8 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(41)	Incorporated by reference to Exhibit 10.9 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(42)	Incorporated by reference to Exhibit 10.10 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(43)	Incorporated by reference to Exhibit 10.11 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(44)	Incorporated by reference to Exhibit 10.12 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(45)	Incorporated by reference to Exhibit 10.13 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(46)	Incorporated by reference to Exhibit 10.14 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(47)	Incorporated by reference to Exhibit 10.15 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(48)	Incorporated by reference to Exhibit 10.16 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(49)	Incorporated by reference to Exhibit 10.17 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(50)	Incorporated by reference to Exhibit 10.57 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2006.

(51)	Incorporated by reference to Exhibit 10.58 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2006.

(52)	Incorporated by reference to Exhibit 10.59 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2007.

(53)	Incorporated by reference to Exhibit 10.60 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2007.

(54)	Incorporated by reference to Exhibit 10.61 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2007.

(55)	Incorporated by reference to Exhibit 10.62 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2007.

(56)	Incorporated by reference to Exhibit 10.63 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2007.

(57)	Incorporated by reference to Exhibit 10.64 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2007.

(58)	Incorporated by reference to Exhibit 10.65 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on July 25, 2007.

(59)	Incorporated by reference to Exhibit 10.66 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on July 25, 2007.

(60)	Incorporated by reference to Exhibit 10.67 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on July 25, 2007.

(61)	Incorporated by reference to Exhibit 10.68 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on July 25, 2007.

(62)	Incorporated by reference to Exhibit 10.69 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on July 25, 2007.

(63)	Incorporated by reference to Exhibit 10.70 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on July 25, 2007.

(64)	Incorporated by reference to Exhibit 10.71 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on July 25, 2007.

(65)	Incorporated by reference to Exhibit 10.72 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on July 25, 2007.

(66)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on August 17, 2007.

(67)	Incorporated by reference to Exhibit 10.74 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on November 30, 2007.

(68)	Incorporated by reference to Exhibit 10.75 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on November 30, 2007.

(69)	Incorporated by reference to Exhibit 10.76 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on November 30, 2007.

(70)	Incorporated by reference to Exhibit 10.77 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on November 30, 2007.

(71)	Incorporated by reference to Exhibit 10.78 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on November 30, 2007.

(72)	Incorporated by reference to Exhibit 10.79 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on November 30, 2007.

(73)	Incorporated by reference to Exhibit 10.80 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on November 30, 2007.

(74)	Incorporated by reference to Exhibit 10.81 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on November 30, 2007.

(75)	Incorporated by reference to Exhibit 10.82 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on November 30, 2007.

*	Denotes management contract or compensatory plan or arrangement

†	Previously filed

(b)	Exhibits

The exhibits filed as part of this Amendment No. 1 on Form 10-K/A are listed in Item 15(a)(3) of this Form 10-K/A.

(c)	Financial Statement Schedules

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

Dated: January 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K/A (Amendment No. 1) has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ John C. Carson John C. Carson	Chief Executive Officer, President and Director (Principal Executive Officer)	Dated: January 28, 2008

/s/ Mel R. Brashears Mel R. Brashears	Chairman of the Board	Dated: January 28, 2008

/s/ Thomas M. Kelly Thomas M. Kelly	Director	Dated: January 28, 2008

/s/ Frank Ragano Frank Ragano	Director	Dated: January 28, 2008

/s/ John J. Stuart, Jr. John J. Stuart, Jr.	Chief Financial Officer and Secretary (Principal Financial and Chief Accounting Officer)	Dated: January 28, 2008

/s/ Marc Dumont Marc Dumont	Director	Dated: January 28, 2008

/s/ Clifford Pike Clifford Pike	Director	Dated: January 28, 2008

/s/ Robert G. Richards Robert G. Richards	Director	Dated: January 28, 2008

EXHIBIT INDEX

Exhibit Number		Exhibit Description

2.1		Stock Purchase Agreement dated December 30, 2005 by and among the Company, Timothy Looney and Optex Systems, Inc.(1)
2.2		Amendment to Stock Purchase Agreement dated December 29, 2006 by and among the Company, Timothy Looney and the Company’s subsidiary Optex Systems, Inc.(2)
2.3		Amendment to Buyer Option Agreement dated December 29, 2006 by and between the Company and Timothy Looney.(3)
2.4		Second Amendment to Stock Purchase Agreement dated January 17, 2007 by and among the Company, Timothy Looney and the Company’s subsidiary Optex Systems, Inc.(4)
3.1		Certificate of Incorporation of the Registrant, as amended and currently in effect(5)
3.2		By-laws, as amended and currently in effect(6)
10	.1*	2000 Non-Qualified Stock Option Plan(7)
10	.2*	2001 Stock Option Plan(8)
10	.3*	2001 Non-Qualified Stock Option Plan(9)
10	.4*	2001 Compensation Plan, as amended December 13, 2001(10)
10	.5*	2003 Stock Incentive Plan as amended March 1, 2005(11)
10	.6*	Deferred Compensation Plan(12)
10	.7*	2006 Omnibus Incentive Plan(13)
10	.8*	Executive Salary Continuation Plan, as amended and restated December 26, 2007(14)
10.9		Consulting Agreement by and among the Company, CTC Aero, LLC and Chris Toffales, as amended and restated December 30, 2005(15)
10.10		Employment Agreement dated December 30, 2005 between the Company and Timothy Looney(16)
10.11		Non-Competition Agreement dated December 30, 2005 between the Company and Timothy Looney(17)
10.12		Registration Rights Agreement dated December 30, 2005 between the Company and Timothy Looney(18)
10.13		Securities Purchase Agreement dated December 30, 2005 by and among the Company and the Purchasers listed on the signature pages thereto(19)
10.14		Amendment to Securities Purchase Agreement dated March 31, 2006 by and between the Company and Pequot Private Equity Fund III, L.P. and Pequot Offshore Private Equity Partners III, L.P.(20)
10.15		Form of Series 1 Senior Subordinated Secured Convertible Note and schedule of omitted material details thereto(21)
10.16		Form of Series 2 Senior Subordinated Secured Convertible Note and schedule of omitted material details thereto(22)
10.17		Form of Series 1 Warrant to Purchase Common Stock and schedule of omitted material details thereto(23)
10.18		Form of Series 2 Warrant to Purchase Common Stock and schedule of omitted material details thereto(24)
10.19		Security Agreement dated December 30, 2005 between the Company and the Purchasers listed on the signature pages thereto(25)
10.20		Subsidiary Security Agreement dated December 30, 2005 between the Company’s subsidiary Optex Systems, Inc. and the Purchasers listed on the signature pages thereto(26)
10.21		Subsidiary Guaranty dated December 30, 2005 between the Company’s subsidiary Optex Systems, Inc. and the Purchasers listed on the signature pages thereto(27)
10.22		Form of Indemnification Agreement between the Registrant and its directors and officers(28)

Exhibit Number		Exhibit Description

10.23		Lease Agreement for premises at 3001 Red Hill Avenue, Bldg. 3, Costa Mesa, California, effective October 1, 2003(29)
10.24		Lease Agreement for premises at 3001 Red Hill Avenue, Bldg. 4, Suite 200, Costa Mesa, California, effective October 1, 2003(30)
10.25		Lease Agreement for premises at 3001 Red Hill Avenue, Bldg. 4, Suite 109, Costa Mesa, California, effective October 1, 2003(31)
10.26		Government Contract FA8650-06-C-7626, dated May 9, 2006(32)
10.27		Amendment to Escrow Agreement dated December 29, 2006 by and among the Company, Optex and Wells Fargo Bank, N.A.(33)
10.28		Term Loan and Security Agreement dated December 29, 2006 by and between the Company and the Investors listed on the signature pages thereto.(34)
10.29		Term Note dated December 29, 2006 issued by the Company to Longview Fund, LP.(35)
10.30		Term Note dated December 29, 2006 issued by the Company to Alpha Capital Anstalt.(36)
10.31		Intellectual Property Security Agreement dated December 29, 2006 between the Company and the Investors.(37)
10.32		Intellectual Property Security Agreement dated December 29, 2006 between the Company’s subsidiary Optex Systems, Inc. and the Investors.(38)
10.33		Unconditional Guaranty dated December 29, 2006 between the Company’s subsidiary Optex Systems, Inc. and the Investors.(39)
10.34		Third Party Security Agreement dated December 29, 2006 between the Company’s subsidiary Optex Systems, Inc. and the Investors.(40)
10.35		Subscription Agreement dated December 29, 2006 by and among the Company and the Investors listed on the signature pages thereto.(41)
10.36		Registration Rights Agreement dated December 29, 2006 by and among the Company and the Investors listed on the signature pages thereto.(42)
10.37		Class A Warrant to Purchase Common Stock dated December 29, 2006 issued by the Company to Longview Fund, LP.(43)
10.38		Class A Warrant to Purchase Common Stock dated December 29, 2006 issued by the Company to Alpha Capital Anstalt.(44)
10.39		Unsecured Subordinated Promissory Note dated December 29, 2006 issued by the Company to Timothy Looney.(45)
10.40		Assignment, dated December 29, 2006, of Series 1 and Series 2 Senior Subordinated Secured Convertible Notes dated December 30, 2005 between the Company and the Investors, which we refer to below as the Assignment Agreement.(46)
10.41		Addendum to Assignment Agreement, dated December 29, 2006, between Pequot and the Investors.(47)
10.42		Settlement Agreement and Mutual Release dated December 29, 2006 between the Company and Pequot.(48)
10.43		Letter Agreement dated December 28, 2006 between the Company and Pequot.(49)
10.44		Secured Subordinated Revolving Promissory Note dated January 17, 2007 issued by the Company’s subsidiary Optex Systems, Inc. to TWL Group, LP.(50)
10.45		Subordinated Security Agreement dated January 17, 2007 between TWL Group, LP and the Company’s subsidiary Optex Systems, Inc.(51)
10	.46*	Form of Stock Appreciation Rights Agreement (Stock Settled) under the Company’s 2006 Omnibus Incentive Plan.(52)
10	.47*	Form of Non-Incentive Stock Option Agreement under the Company’s 2006 Omnibus Incentive Plan(53)
10	.48*	Form of Incentive Stock Option Agreement under the Company’s 2006 Omnibus Incentive Plan.(54)

Exhibit Number		Exhibit Description

10	.49*	Form of Restricted Stock Unit Agreement under the Company’s 2006 Omnibus Incentive Plan(55)
10	.50*	Form of Restricted Stock Award Agreement under the Company’s 2006 Omnibus Incentive Plan(56)
10.51		Letter Agreement dated March 30, 2007 from Longview Fund, L.P. and Alpha Capital Anstalt.(57)
10.52		Loan Agreement dated July 19, 2007 by and between the Company and Longview Fund, L.P.(58)
10.53		Secured Promissory Note dated July 19, 2007 issued by the Company and Longview Fund, L.P.(59)
10.54		Omnibus Security Interest Acknowledgement dated July 19, 2007 by and among the Company, its subsidiary Optex Systems, Inc., and Longview Fund, L.P.(60)
10.55		Unconditional Guaranty dated July 19, 2007 by and between the Company’s subsidiary Optex Systems, Inc. and Longview Fund, L.P.(61)
10.56		Consent and Waiver of Alpha Capital Anstalt dated July 19, 2007.(62)
10.57		Collateral Agent Agreement dated July 19, 2007 by and among, the Company, the Company’s subsidiary Optex Systems, Inc., Longview Fund, L.P., Alpha Capital Anstalt and S. Michael Rudolph.(63)
10.58		Alpha Capital and Longview Term Loan Interest Waiver Letter dated July 19, 2007.(64)
10.59		Alpha Capital and Longview Convertible Note Interest Waiver Letter dated July19, 2007.(65)
10.60		Class B Warrant dated August 15, 2007 issued by the Company to Longview Fund, L.P.(66)
10.61		Registration Rights Purchase Agreement dated November 28, 2007 among the Company, Longview, Alpha Capital Anstalt, Jolie G. Kahn and Barbara Mittman.(67)
10.62		September 2007 Amendment of July 2007 Secured Promissory Note effective September 30, 2007 between the Company and Longview.(68)
10.63		September 2007 Amendment of Series 2 Notes effective September 30, 2007 between the Company and Longview.(69)
10.64		September 2007 Amendment of December 2006 Term Notes effective September 30, 2007 among the Company, Longview and Alpha.(70)
10.65		Amendment of Series 1 Notes issued by the Company and held by Longview Fund, L.P. and Alpha Capital Anstalt, effective September 30, 2007.(71)
10.66		Secured Promissory Note (Restructuring) dated November 28, 2007 issuable to Longview, together with restructuring letter agreement dated November 28, 2007.(72)
10.67		Secured Promissory Note (Restructuring) dated November 28, 2007 issuable to Alpha, together with restructuring letter agreement dated November 28, 2007.(73)
10.68		Contingent Secured Promissory Note (Buyout) dated November 28, 2007 issuable to Longview Fund, L.P.(74)
10.69		Contingent Secured Promissory Note (Buyout) dated November 28, 2007 issuable to Alpha Capital Anstalt.(75)
10	.70†	Consulting Termination Agreement and Release dated December 28, 2007 between the Company and Christos Michael Toffales and CTC Aero, LLC.
21	.1†	Subsidiaries of the Registrant
23	.1†	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm
31.1		Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(1)	Incorporated by reference to Exhibit 2.1 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(2)	Incorporated by reference to Exhibit 2.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(3)	Incorporated by reference to Exhibit 2.2 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(4)	Incorporated by reference to Exhibit 2.5 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2006.

(5)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003.

(6)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on September 21, 2007.

(7)	Incorporated by reference to Exhibit 10.5 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2002.

(8)	Incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement for the March 7, 2001 Annual Meeting of Stockholders, filed February 9, 2001.

(9)	Incorporated by reference to Exhibit 99 filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-102284), filed December 31, 2002.

(10)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-76756), filed January 15, 2002.

(11)	Incorporated by reference to Exhibit 99 filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-124868), filed May 12, 2005.

(12)	Incorporated by reference to Exhibit 10.9 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 2004.

(13)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed July 5, 2006.

(14)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Current Report on Form 8-K filed December 31, 2007.

(15)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(16)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(17)	Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(18)	Incorporated by reference to Exhibit 10.5 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(19)	Incorporated by reference to Exhibit 10.6 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(20)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on April 4, 2006.

(21)	Incorporated by reference to Exhibit 10.7 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(22)	Incorporated by reference to Exhibit 10.8 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(23)	Incorporated by reference to Exhibit 10.9 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(24)	Incorporated by reference to Exhibit 10.10 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(25)	Incorporated by reference to Exhibit 10.14 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2006.

(26)	Incorporated by reference to Exhibit 10.15 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2006.

(27)	Incorporated by reference to Exhibit 10.16 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2006.

(28)	Incorporated by reference to Exhibit 10.9 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2000.

(29)	Incorporated by reference to Exhibit 10.18 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003.

(30)	Incorporated by reference to Exhibit 10.19 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003.

(31)	Incorporated by reference to Exhibit 10.20 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003.

(32)	Incorporated by reference to Exhibit 10.39 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2006.

(33)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(34)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(35)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(36)	Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(37)	Incorporated by reference to Exhibit 10.5 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(38)	Incorporated by reference to Exhibit 10.6 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(39)	Incorporated by reference to Exhibit 10.7 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(40)	Incorporated by reference to Exhibit 10.8 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(41)	Incorporated by reference to Exhibit 10.9 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(42)	Incorporated by reference to Exhibit 10.10 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(43)	Incorporated by reference to Exhibit 10.11 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(44)	Incorporated by reference to Exhibit 10.12 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(45)	Incorporated by reference to Exhibit 10.13 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(46)	Incorporated by reference to Exhibit 10.14 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(47)	Incorporated by reference to Exhibit 10.15 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(48)	Incorporated by reference to Exhibit 10.16 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(49)	Incorporated by reference to Exhibit 10.17 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(50)	Incorporated by reference to Exhibit 10.57 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2006.

(51)	Incorporated by reference to Exhibit 10.58 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2006.

(52)	Incorporated by reference to Exhibit 10.59 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2007.

(53)	Incorporated by reference to Exhibit 10.60 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2007.

(54)	Incorporated by reference to Exhibit 10.61 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2007.

(55)	Incorporated by reference to Exhibit 10.62 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2007.

(56)	Incorporated by reference to Exhibit 10.63 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2007.

(57)	Incorporated by reference to Exhibit 10.64 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2007.

(58)	Incorporated by reference to Exhibit 10.65 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on July 25, 2007.

(59)	Incorporated by reference to Exhibit 10.66 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on July 25, 2007.

(60)	Incorporated by reference to Exhibit 10.67 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on July 25, 2007.

(61)	Incorporated by reference to Exhibit 10.68 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on July 25, 2007.

(62)	Incorporated by reference to Exhibit 10.69 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on July 25, 2007.

(63)	Incorporated by reference to Exhibit 10.70 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on July 25, 2007.

(64)	Incorporated by reference to Exhibit 10.71 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on July 25, 2007.

(65)	Incorporated by reference to Exhibit 10.72 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on July 25, 2007.

(66)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on August 17, 2007.

(67)	Incorporated by reference to Exhibit 10.74 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on November 30, 2007.

(68)	Incorporated by reference to Exhibit 10.75 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on November 30, 2007.

(69)	Incorporated by reference to Exhibit 10.76 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on November 30, 2007.

(70)	Incorporated by reference to Exhibit 10.77 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on November 30, 2007.

(71)	Incorporated by reference to Exhibit 10.78 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on November 30, 2007.

(72)	Incorporated by reference to Exhibit 10.79 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on November 30, 2007.

(73)	Incorporated by reference to Exhibit 10.80 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on November 30, 2007.

(74)	Incorporated by reference to Exhibit 10.81 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on November 30, 2007.

(75)	Incorporated by reference to Exhibit 10.82 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on November 30, 2007.

*	Denotes management contract or compensatory plan or arrangement

†	Previously filed