Form 10-Q
period 2007-12-30
IRVINE SENSORS CORP/DE/
filed 2008-02-13
CIK 357108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2007
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
          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑ No ☐
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☑
          As of February 12, 2008, there were 30,587,241 shares of common stock outstanding.

IRVINE SENSORS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL PERIOD ENDED DECEMBER 30, 2007
Irvine Sensors™, Neo-Chip™, Neo-Stack™, Novalog™, Personal Miniature Thermal Viewer™, PMTV™, RedHawk™ and Silicon MicroRing Gyro™ are among the Company’s trademarks. Any other trademarks or trade names mentioned in this report are the property of their respective owners.

Explanatory Note
          Restatement of Financial Information. Irvine Sensors Corporation (the “Company”, “we” or “us”) restated our Consolidated Balance Sheet as of October 1, 2006 and our Consolidated Statements of Operations, Stockholders’ Equity and Cash Flows for each of the fiscal years ended October 1, 2006 (“fiscal 2006”) and October 2, 2005 (“fiscal 2005”) and our unaudited quarterly financial information and financial statements for interim periods of fiscal 2006 and the fiscal year ended September 30, 2007 (“fiscal 2007”) in our Annual Report on Form 10-K for fiscal 2007 (the “2007 Form 10-K”) as a result of an error identified by management in connection with our review of the accounting for deferred compensation for certain employees under our Executive Salary Continuation Plan (“ESCP”). This restatement is more fully described in the 2007 Form 10-K.
          Financial information included in the reports on Form 10-K, Form 10-Q and Form 8-K filed by us subsequent to fiscal 1995 and prior to December 31, 2007, and the related opinions of our independent registered public accounting firm, and all earnings press releases and similar communications issued by us during this period should not be relied upon and are superseded in their entirety by the 2007 Form 10-K.
          Unless otherwise stated, the information in the remainder of this Form 10-Q reflects this restatement of our financial results.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
IRVINE SENSORS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 30,	September 30,
	2007	2007
Assets
Current assets:
Cash and cash equivalents	$453,300	$1,442,300
Restricted cash	38,900	39,600
Accounts receivable, net of allowance for doubtful accounts of $15,000 and $15,000, respectively	3,386,000	3,614,600
Unbilled revenues on uncompleted contracts	1,006,100	1,289,300
Inventory, net	8,371,600	7,011,500
Prepaid expenses and other current assets	249,000	74,100

Total current assets	13,504,900	13,471,400
Property and equipment, net	5,649,300	5,771,400
Intangible assets, net	2,568,800	2,880,400
Goodwill	11,633,500	11,633,500
Deferred costs	522,100	587,200
Deposits	122,300	86,500

Total assets	$34,000,900	$34,430,400

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,317,200	$5,949,900
Accrued expenses	2,534,800	2,638,700
Success fee payable to related party	100,000	500,000
Accrued estimated loss on contracts	1,275,600	1,577,400
Advance billings on uncompleted contracts	179,500	378,100
Deferred revenue	70,500	156,500
Income taxes payable	32,600	31,400
Promissory note payable — related party	400,000	400,000
Capital lease obligations — current portion	39,300	40,300

Total current liabilities	11,949,500	11,672,300
Restructured debt, net of discounts	11,856,500	10,869,300
Subordinated term loan — related party	2,000,000	2,000,000
Deferred interest	1,757,500	1,241,200
Executive Salary Continuation Plan liability	3,766,800	3,800,500
Capital lease obligations, less current portion	30,600	45,000
Minority interest in consolidated subsidiaries	324,700	324,800

Total liabilities	31,685,600	29,953,100

Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.01 par value, 80,000,000 shares authorized; 28,935,000 and 26,842,900 shares issued and outstanding, respectively	289,400	268,400
Common stock warrants; 6,144,900 and 6,144,900 warrants outstanding, respectively	—	—
Deferred stock-based compensation	(1,008,500)	(299,700)
Common stock held by Rabbi Trust	(1,214,100)	(1,115,100)
Deferred compensation liability	1,214,100	1,115,100
Paid-in capital	153,402,900	151,163,600
Accumulated deficit	(150,368,500)	(146,655,000)

Total stockholders’ equity	2,315,300	4,477,300

	$34,000,900	$34,430,400

See Accompanying Condensed Notes to Consolidated Financial Statements.

IRVINE SENSORS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended
		December 31,
	December 30,	2006
	2007	As Restated (1)
Revenues:
Contract research and development revenue	$2,711,700	$4,004,200
Product sales	5,253,200	4,111,400
Other revenue	9,500	3,900

Total revenues	7,974,400	8,119,500

Cost and expenses:
Cost of contract research and development revenue	2,323,300	3,358,000
Cost of product sales	4,516,100	3,296,600
General and administrative expense	2,841,300	2,496,700
Research and development expense	344,600	131,400

Total costs and expenses	10,025,300	9,282,700

Loss from operations	(2,050,900)	(1,163,200)

Interest expense	(1,659,600)	(910,200)
Loss on extinguishment of debt	—	(4,398,000)
Gain on disposal of assets	2,400	—
Interest and other income	400	400

Loss before minority interest and provision for income taxes	(3,707,700)	(6,471,000)
Minority interest in loss of subsidiaries	100	84,700
Provision for income taxes	(5,900)	(7,900)

Net loss	$(3,713,500)	$(6,394,200)

Basic and diluted net loss per common share	$(0.14)	$(0.32)

Weighted average number of common shares outstanding	27,476,600	20,123,500

(1)	See Note 1, “General — Summary of Significant Accounting Policies — Restatement and Reclassifications”
See Accompanying Condensed Notes to Consolidated Financial Statements.

IRVINE SENSORS CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

			Common Stock	Deferred			Total
	Common Stock		Warrants	Stock-based	Paid-in	Accumulated	Stockholders’
	Shares Issued		Issued	Compensation	Capital	Deficit	Equity
	Number	Amount	Number
Balance at October 1, 2006, as restated (1)	19,965,900	$199,700	2,227,100	$—	$124,535,800	$(124,523,900)	$211,600

Common stock issued to employee retirement plans	700,000	7,000	—	(1,435,000)	1,428,000	—	—
Common stock and warrants issued to pay operating expenses	50,000	500	200,000	—	198,000	—	198,500
Stock-based compensation expense — vested stock	189,600	1,900	—	—	272,400	—	274,300
Common stock options exercised	182,600	1,700	—	—	253,600	—	255,300
Common stock warrants exercised	1,346,100	13,500	(1,346,100)	—	1,736,500	—	1,750,000
Common stock warrants issued	—	—	3,500,000	—	4,635,000	—	4,635,000
Additional common stock warrants issued under anti-dilution provisions	—	—	1,863,900	—	2,950,000	—	2,950,000
Common stock warrants expired	—	—	(300,000)	—	—	—	—
Common stock issued to pay cash continuation fee	300,000	3,000	—	—	397,000	—	400,000
Common stock issued to purchase 30% of Optex	2,692,300	26,900	—	—	5,438,500	—	5,465,400
Common stock issued to convert debt	1,196,200	12,000	—	—	1,543,000	—	1,555,000
Stock-based compensation expense — options	—	—	—	—	125,800	—	125,800
Amortization of deferred stock-based compensation	—	—	—	62,500	—	—	62,500
Beneficial conversion feature in convertible notes	—	—	—	—	7,290,000	—	7,290,000
Issuance of nonvested stock	220,200	2,200	—	(362,200)	360,000	—
Amortization of employee retirement plan contributions	—	—	—	1,435,000	—	—	1,435,000
Net loss	—	—	—	—	—	(22,131,100)	(22,131,100)

Balance at September 30, 2007	26,842,900	$268,400	6,144,900	(299,700)	151,163,600	(146,655,000)	4,477,300

Common stock issued to employee retirement plans	1,224,200	12,200	—	(1,099,000)	1,199,700	—	112,900
Common stock issued to pay operating expenses	500,000	5,000	—	—	395,000	—	400,000
Stock-based compensation expense — vested stock	200	—	—	—	200	—	200
Common stock options exercised	337,500	3,500	—	—	609,100	—	612,600
Stock-based compensation expense — options	—	—	—	—	5,200	—	5,200
Amortization of deferred stock-based compensation	—	—	—	33,900	—	—	33,900
Issuance of nonvested stock	30,200	300	—	(30,400)	30,100	—	—
Amortization of employee retirement plan contributions	—	—	—	386,700	—	—	386,700
Net loss	—	—	—	—	—	(3,713,500)	(3,713,500)

Balance at December 30, 2007 (Unaudited)	28,935,000	$289,400	6,144,900	$(1,008,500)	$153,402,900	$(150,368,500)	$2,315,300

(1)	See Note 1, “General — Summary of Significant Accounting Policies — Restatement and Reclassifications”
See Accompanying Condensed Notes to Consolidated Financial Statements.

IRVINE SENSORS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 Weeks Ended
		December 31,
	December 30,	2006
	2007	As Restated (1)
Cash flows from operating activities:
Net loss	$(3,713,500)	$(6,394,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	807,300	728,300
Provision for allowance for inventory valuation	—	15,000
Non-cash interest expense	1,052,300	125,600
Non-cash extinguishment of debt expense	—	4,062,700
Gain on disposal of assets	(2,400)	—
Non-cash employee retirement plan contributions	386,700	367,900
Minority interest in net loss of subsidiaries	(100)	(100)
Common stock issued to pay operating expenses	400,000	—
Non-cash stock based compensation	39,300	50,000
Decrease in accounts receivable	228,600	556,400
Decrease in unbilled revenues on uncompleted contracts	283,200	802,400
Increase in inventory	(1,360,100)	(1,776,200)
Increase in prepaid expenses and other current assets	(174,900)	(197,100)
Increase in other assets	(35,800)	—
Increase in accounts payable, accrued expenses and deferred interest	1,492,600	685,400
Payment of settlement fee for debt default	—	(1,250,000)
(Decrease) increase in accrued estimated loss on contracts	(301,800)	30,300
Decrease in Executive Salary Continuation Plan liability	(33,700)	(33,300)
Increase (decrease) in income taxes payable	1,200	(81,200)
(Decrease) increase in advance billings on uncompleted contracts	(198,600)	18,800
Decrease in deferred revenue	(86,000)	(88,300)

Total adjustments	2,497,800	4,016,600

Net cash used in operating activities	(1,215,700)	(2,377,600)

Cash flows from investing activities:
Property and equipment expenditures	(340,600)	(233,700)
Acquisition of patents	(37,300)	(47,400)
Proceeds from sale of fixed assets	6,700	—
Decrease in restricted cash	700	3,300

Net cash used in investing activities	(370,500)	(277,800)

Cash flows from financing activities:
Proceeds from senior term loan	—	8,250,000
Principal payments on bank term loan and line of credit	—	(6,083,400)
Debt issuance costs paid	—	(593,000)
Proceeds from options and warrants exercised	612,600	1,795,600
Principal payments of capital leases	(15,400)	(18,600)

Net cash provided by financing activities	597,200	3,350,600

Net (decrease) increase in cash and cash equivalents	(989,000)	695,200
Cash and cash equivalents at beginning of period	1,442,300	582,800

Cash and cash equivalents at end of period	$453,300	$1,278,000

Non-cash investing and financing activities:
Stock and promissory note issued for acquisition of 30% of Optex	$—	$5,865,400
Supplemental cash flow information:
Cash paid for interest	$3,100	$429,300
Cash paid for income taxes	$4,700	$2,700

(1)	See Note 1, “General — Summary of Significant Accounting Policies — Restatement and Reclassifications”
See Accompanying Condensed Notes to Consolidated Financial Statements.

IRVINE SENSORS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — General
          The information contained in the following Condensed Notes to Consolidated Financial Statements is condensed from that which would appear in the audited consolidated financial statements for Irvine Sensors Corporation (“ISC”) and its subsidiaries (together with ISC, the “Company”), and the accompanying unaudited condensed consolidated financial statements do not include certain financial presentations normally required under accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, the unaudited consolidated financial statements included herein should be read with the audited consolidated financial statements and related notes thereto contained in the Annual Report on Form 10-K of the Company for fiscal 2007. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.
          The consolidated financial information for the 13-week periods ended December 30, 2007 and December 31, 2006 included herein is unaudited but includes all normal recurring adjustments which, in the opinion of management of the Company, are necessary to present fairly the consolidated financial position of the Company at December 30, 2007, the results of its operations and its cash flows for the 13-week periods ended December 30, 2007 and December 31, 2006. As discussed in Note 3, the Company purchased a 70% ownership interest in Optex Systems, Inc. (“Optex”) on December 30, 2005 (the “Initial Acquisition”) and purchased the remaining 30% interest in Optex on December 29, 2006. The assets and liabilities of Optex included in the accompanying consolidated balance sheet at December 30, 2007 reflect the determination of the estimated fair value of the net assets acquired, with the excess of the purchase price reported as goodwill. The consolidated financial information as of September 30, 2007 included herein has been derived from the Company’s audited consolidated financial statements as of, and for the year ended, September 30, 2007.
Description of Business
          Irvine Sensors Corporation (“ISC”) and its subsidiaries (collectively the “Company”) is a vision systems company enabled by proprietary technology for three-dimensional packaging of electronics and manufacturing of electro-optical products. The Company designs, develops, manufactures and sells vision systems and miniaturized electronic products for defense, security and commercial applications. The Company also performs customer-funded contract research and development related to these products, mostly for U.S. government customers or prime contractors. Most of the Company’s historical business relates to application of proprietary technologies for stacking either packaged or unpackaged semiconductors into more compact three-dimensional forms, which the Company believes offer volume, power, weight and operational advantages over competing packaging approaches, and which the Company believes allows it to offer proprietary system products with unique operational features.
          The products of Optex Systems, Inc. (“Optex”), the Company’s wholly-owned subsidiary, range from simple subassemblies to complex systems comprised of opto-mechanical and electro-optical products, which are typically built pursuant to customer-supplied designs. Many of Optex’s products are sold pursuant to multi-year, fixed-price contracts, with pre-negotiated cost-inflation features, that are procured competitively by the military services or by prime contractors to the military services. Optex accounted for approximately 42% of total revenues in fiscal 2006, even though it contributed to our total revenues for only three fiscal quarters post acquisition (see Note 3), and accounted for approximately 38% and 55% of total revenues in the first 13 weeks of fiscal 2007 and fiscal 2008, respectively.
          None of the Company’s subsidiaries except Optex accounted for more than 10% of its total assets at December 30, 2007 or have separate employees or facilities.
Summary of Significant Accounting Policies
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
          Fiscal Periods. The Company’s fiscal year ends on the Sunday nearest September 30. Fiscal 2007 ended on September 30, 2007 and included 52 weeks. The fiscal year ending September 28, 2008 (“fiscal 2008”) will also include 52 weeks. The Company’s first quarter of fiscal 2008 was the 13 weeks ended December 30, 2007.
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
     During the 13 weeks ended December 30, 2007, the Company’s accrued estimated loss on contracts decreased $301,800, from $1,577,400 to $1,275,600. This decrease reflects a change in the Company’s aggregate estimate (excluding contingencies), which management believes reflects ETCs for contracts in progress based on their completion status at December 30, 2007 and current and future technical requirements under the program contracts.
          Revenues. Revenues derived from contracts to develop prototypes and provide research, development, design, testing and evaluation of complex detection and control defense systems contributed materially to total revenues during the first 13 weeks of fiscal 2008 and fiscal 2007. The Company’s research and development contracts are usually cost reimbursement plus fixed fee, fixed price level of effort or occasionally firm fixed price. The Company’s cost reimbursement plus fixed fee research and development contracts require the Company’s good faith performance of a statement of work within overall budgetary constraints, but with latitude as to resources utilized. The Company’s fixed price level of effort research and development contracts require the Company to deliver a specified number of labor hours in the performance of a statement of work. The Company’s firm fixed price research and development contracts require the Company to deliver specified items of work independent of resources utilized to achieve the required deliverables. Revenues for all types of research and development contracts are recognized as costs are incurred and include applicable fees or profits primarily in the proportion that costs incurred bear to estimated final costs. Costs and estimated earnings in excess of billings under government research and development contracts are accounted for as unbilled revenues on uncompleted contracts, stated at estimated realizable value and expected to be realized in cash within one year.
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

          The Company’s revenues derived from product sales in the 13 weeks ended December 30, 2007 and December 31, 2006 were primarily derived from sales of optical equipment by Optex and, to a lesser degree, shipments of the Company’s stacked chip products and miniaturized camera products, including both infrared viewers and visible spectrum cameras. Production orders for the Company’s products that are not sold by Optex are generally priced in accordance with established price lists. Optex prices its products pursuant to negotiated contracts. Optex’s products are largely shipped both to U.S. military agencies and to prime contractors to those agencies. Memory stack products and visible spectrum cameras are primarily shipped to original equipment manufacturers (“OEMs”). Infrared viewers are system level products that are primarily intended to be shipped to end user customers, which the Company anticipates will initially be for military applications. Revenues are recorded when products are shipped provided that the following conditions are met:
•	there are no unfulfilled contingencies associated with the sale;

•	the Company has a sales contract or purchase order with the customer; and

•	the Company is reasonably assured that the sales price can be collected.
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
          Allowance for Doubtful Accounts. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company’s allowance for doubtful accounts is management’s best estimate of losses resulting from the inability of the Company’s customers to make their required payments. The Company maintains an allowance for doubtful accounts based on a variety of factors, including historical experience, length of time receivables are past due, current economic trends and changes in customer payment behavior. Also, the Company records specific provisions for individual accounts when management becomes aware of a customer’s inability to meet its financial obligations to the Company, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to a customer change, the Company’s estimates of the recoverability of the receivables would be further adjusted, either upward or downward.

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
          Inventory. Product inventory is valued at the lower of cost or market. Cost of the Company’s product inventory includes direct material and labor costs as well as manufacturing overhead costs allocated based on direct labor dollars. Inventory cost is determined using the average cost method. Pursuant to contract provisions, agencies of the U.S. Government and certain other customers have title to, or a security interest in, inventories related to certain contracts as a result of advances and progress payments. We reflect those advances and payments as an offset against the related inventory balances. Inventories are reviewed quarterly to determine salability and obsolescence. A reserve is established for slow moving and obsolete product inventory items. In addition, the Company believes that its marketing of probable new research and development contracts under specific government budgets and programs is facilitated by the capitalization of material, labor and overhead costs that are eventually recoverable under such contracts. Due to the uncertain timing of such contract awards, the Company maintains significant reserves for this inventory to avoid overstating its value. (See Note 8).
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
          Share-Based Payments. The Company accounts for stock-based compensation under SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the fair value of all option grants or stock issuances made to employees or directors on or after its implementation date (the beginning of fiscal 2006) as well as a portion of the fair value of each option and stock grant made to employees or directors prior to the implementation date that represents the nonvested portion of these share-based awards as of such implementation date to be recognized as an expense. These amounts are expensed after the implementation date over the respective vesting periods of each award using the straight-line attribution method. The Company calculates stock option-based compensation by estimating the fair value of each option as of its date of grant using the Black-Scholes option pricing model. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options (e.g., they contain vesting and hedging restrictions and are not fully transferable), the Black-Scholes model may not provide an accurate measure of fair value of the Company’s employee stock options.

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
          During the 13-week periods ended December 30, 2007 and December 31, 2006, the Company did not grant any options to purchase shares of its common stock. Previously granted options to purchase 14,250 shares of the Company’s common stock with a weighted average exercise price of $2.94 per share and a weighted average fair value of $1.47 per share were unvested as of December 30, 2007. Total stock-based compensation expense during the 13-week period ended December 30, 2007 was $39,300, of which $6,900 was charged to cost of contract research and development, and $32,400 was charged to general and administrative expense. Total stock-based compensation expense during the 13-week period ended December 31, 2006 was $50,000, of which $31,400 was charged to cost of contract research and development, and $18,600 was charged to general and administrative expense.
          SFAS 123(R) requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. There are no tax benefits resulting from the exercise of stock options for the 13-week periods ended December 30, 2007 and December 31, 2006.
          Expected life of options granted is computed using the mid-point between the vesting period and contractual life of the options granted (the “simplified method”) as permitted by Staff Accounting Bulletin (“SAB”) No. 107 and 110. Expected volatilities are based on the historical volatility of the Company’s stock and other factors.
          The Company’s subsidiaries did not grant any options during the13-week periods ended December 30, 2007 and December 31, 2006.
          The Company granted 30,200 shares of nonvested stock, net of 2,000 shares forfeited, and 0 shares of nonvested stock in the 13-week periods ended December 30, 2007 and December 31, 2006, respectively. The Company granted 500,200 shares of vested stock, valued at $400,200, and 0 shares of vested stock in the 13-week periods ended December 30, 2007 and December 31, 2006, respectively.
     The Company recognizes compensation expense on a straight-line basis over the vesting period of the option after consideration of the estimated forfeiture rate, which was 7% during the year ended September 30, 2007. At December 30, 2007, the total compensation costs related to non-vested option awards not yet recognized was $21,100 and the weighted-average remaining vesting period of unvested options at December 30, 2007 was 0.7 years. Such amounts do not include the cost of new options that may be granted in future periods nor any changes in the Company’s forfeiture rate
          Accounting for Stock and Warrant-Based Operating Expense. Under the fair value based method, expense is recorded based on the fair value of common stock and warrants issued to service providers at the date of such issuance and is recognized over the vesting period. In the 13-week period ended December 30, 2007, 500,000 shares of common stock, valued at $400,000, were issued to a non-employee director as partial payment for services rendered under a consulting contract. (See Note 14). In the 13-week period ended December 31, 2006, no common stock or warrants were issued to non-employee service providers.

          Software Development and Purchased Software. At December 30, 2007, the Company had capitalized software of approximately $293,000, net of accumulated amortization of $2,101,400. The Company capitalizes software in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). SOP 98-1 requires that certain costs incurred, either from internal or external sources, be capitalized as part of intangible assets and amortized on a straight-line basis over the useful life of the software. Planning, training, support and maintenance costs incurred either prior to or following the implementation phase are recognized as expense in the period in which they occur. The Company evaluates the carrying values of capitalized software to determine if the carrying values are impaired, and, if necessary, the Company would recognize an impairment loss in the period in which the impairment occurred.
          Goodwill and Other Intangible Assets. Goodwill represents the cost of acquired businesses in excess of fair value of the related net assets at acquisition. (See also Note 3). The Company does not amortize goodwill, but tests it annually, as of the first day of its fourth fiscal quarter and between annual testing periods if circumstances warrant, for impairment using a fair value approach. Given that the Company’s independent auditor has expressed substantial doubt about the Company’s ability to continue as a going concern (see Note 2), the Company updated its impairment review of goodwill related to the Optex acquisition at the unit level prior to the filing of its Annual Report on Form 10-K for fiscal 2007 and again prior to the filing of this report on Form 10-Q. The Company concluded from these updates that increases in Optex’s funded backlog and prospective margin improvements on at least one contract had essentially compensated for lower realized revenues and related impact to aggregate gross margins in terms of expected future cash flows, such that no impairment was required to be recorded at December 30, 2007. However, if the Company is not able to satisfy its working capital needs for execution of Optex’s backlog, the valuation of goodwill related to Optex could become impaired and the Company’s financial condition and results of operation could be materially adversely affected. Accordingly, the Company expects to continue to monitor these circumstances and update its impairment analysis of the Optex goodwill as required, rather than just on an annual basis.
          The Company amortizes the cost of other intangibles over their estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. The identified amortizable intangible assets at December 30, 2007 and September 30, 2007 derived from the acquisition of Optex consisted of non-competition agreements and customer backlog, with initial useful lives ranging from two to eight years. (See Note 3). The Company’s other intangible assets with definite lives at December 30, 2007 and September 30, 2007 consist principally of patents and trademarks related to the Company’s various technologies. Capitalized costs include amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of patent and trademark applications. These assets are amortized on a straight-line method over the shorter of their useful or legal life, generally ten years.
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
          Tangible Long-Lived Assets. The Company frequently monitors events or changes in circumstances that could indicate that the carrying amount of tangible long-lived assets to be held and used may not be recoverable. The determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. When impairment is indicated for a tangible long-lived asset, the amount of impairment loss is the excess of net book value of the asset over its fair value. Tangible long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. At December 30, 2007, management believed no indications of impairment existed.
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
          As discussed further in Note 4, in December 2006, the Company repaid the borrowings from its then senior bank lender with funds from a new $8.25 million term loan, bearing interest at 11% per annum, from two new lenders. Concurrent with these refinancing transactions, the new lenders also purchased through assignment the Company’s $10 million subordinated convertible notes from the original two holders of these notes. These debt refinancing transactions occurred on December 29, 2006, when the closing price of the Company’s common stock was $2.05 per share, and included the issuance to the new lenders, for no separate consideration, of five-year warrants to purchase an aggregate of 3.0 million shares of the Company’s common stock at an exercise price of $1.30 per share, which resulted in the notes becoming convertible into 7,692,308 shares of the Company’s common stock. This warrant issuance, in turn, triggered an anti-dilution provision in the $10 million subordinated convertible notes that reduced the per share price at which said notes are convertible into shares of the Company’s common stock from $2.60 per share to $1.30 per share. After giving accounting recognition to the portion of the warrant’s value assigned to the transferred $10 million subordinated convertible notes and the intrinsic value of the beneficial conversion feature arising from the notes new per share conversion price, the carrying amount of the $10 million subordinated convertible notes at December 31, 2006 was reduced to zero. Additionally, assigning a portion of the new five-year warrant’s value to the $8.25 million term loan reduced the term loan’s carrying value by approximately $1.5 million. In July 2007, the Company borrowed $2 million under a 6-month promissory note from one of its senior lenders. (See Note 4). The Company had the option of prepaying this note in August 2007, which it elected not to do. As a result, the principal of this note was increased by $100,000, the Company issued 300,000 shares of its common stock valued at $400,000 and a warrant to purchase 500,000 shares of its common stock valued at $405,000 to the lender, resulting in an aggregate of $905,000 of debt discounts. In November 2007, the Company restructured all of its debt obligations to its senior lenders effective September 30, 2007, resulting in the due date of the principal and interest under these obligations being extended to December 30, 2009. In consideration for the restructuring, the Company issued restructuring promissory notes in the aggregate principal amount of $1,115,000, due December 30, 2009, to its senior lenders. Because of the substantial debt discounts involved in these transactions, management believes that it is not practicable to estimate the fair value of the $8.25 million term loan, the $10 million subordinated convertible notes, the $2.1 million promissory note and the $1.1 million restructuring notes at December 30, 2007 without incurring unreasonable costs. Furthermore, because of the scale of the discounts already recorded, management does not believe that an estimation of the fair value of the debt instruments would result in a materially different result than what the Company has already recorded.
          Concentration of Credit Risk. Most of the Company’s accounts receivable are derived from sales to U.S. government agencies or prime government contractors. The Company does not believe that this concentration increases credit risks because of the financial strength of the payees. The Company has cash deposits at U.S. banks and financial institutions, which exceed federally insured limits at December 30, 2007. The Company is exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institution; however, the Company does not anticipate non-performance.
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
          Restatement and Reclassifications. In February 1996, the Company established a deferred compensation plan, the ESCP, for select key employees of the Company. The ESCP is an unfunded deferred compensation plan under which there are presently two retired executives of the Company who are receiving lifetime benefits aggregating $184,700 per annum under the ESCP, and under which two current executives of the Company are eligible for lifetime benefits aggregating $274,000 per annum upon their retirement. Since the ESCP’s inception and prior to fiscal 2007, the Company recorded benefits paid under the ESCP as current expense, with no expense accrued for future benefits due to a management interpretation that the risks of payment did not require such accrual. Upon management review of the current financial accounting requirements for the ESCP in light of plan changes made to comply with recently released regulations regarding tax treatment of deferred compensation plans, it was determined that such interpretation was in error.
     In fiscal 2007, the Company determined that the ESCP should have been accounted for in accordance with Accounting Principles Board No. 12, Omnibus Opinion — 1967, Deferred Compensation Contracts. Accordingly, the Company restated its Consolidated Balance Sheet as of October 1, 2006 and its Consolidated Statements of Operations, Stockholders’ Equity and Cash Flows for each of the fiscal years ended October 1, 2006 and October 2, 2005, its unaudited quarterly financial statements for the first three fiscal quarters in fiscal 2007 and fiscal 2006 and the notes to the consolidated annual and interim financial statements in its Form 10-K for fiscal 2007. Financial information included in the reports on Form 10-K, Form 10-Q and Form 8-K filed by the Company subsequent to fiscal 1995 and prior to December 31, 2007, and the related opinions of its independent registered public accounting firm, and all earnings press releases and similar communications issued by the Company during this period should not be relied upon and are superseded in their entirety by the 2007 Form 10-K.
          Certain reclassifications have been made to the September 30, 2007 Consolidated Balance Sheet to reflect the restructuring of the Company’s debt in November 2007, effective September 30, 2007, to conform to the current year presentation. (See Note 4).
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
          Recently Issued and Adopted Accounting Pronouncements. In July 2006, the FASB issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes: An interpretation of FASB Statement No. 109. Interpretation 48 (“FIN 48”), which clarifies Statement 109, Accounting for Income Taxes, establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in the Company’s financial statements. On initial application, Interpretation 48 will be applied to all tax positions for which the statute of limitations remains open. Only tax positions that meet the more-likely-than-not recognition threshold at the adoption date will be recognized or continue to be recognized. The cumulative effect of applying Interpretation 48 will be reported as an adjustment to retained earnings at the beginning of the period in which it is adopted. Interpretation 48 is effective for fiscal years beginning after December 15, 2006, and was adopted by the Company on October 1, 2007. There was no impact on the Company’s consolidated financial statements with respect to the adoption of FIN 48. (See Note 13).

          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except for Statement No. 123(R) and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial statements.
          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS 159 are elective; however, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not expect the adoption of SFAS 159 to have a material impact on its consolidated financial statements.
Note 2 — Going Concern
          These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company generated net losses in fiscal 2005, fiscal 2006 and fiscal 2007 and the 13 weeks ended December 30, 2007 of approximately $1.8 million (restated), approximately $8.4 million (restated), approximately $22.1 million and approximately $3.7 million, respectively. Approximately $9.0 million of the net loss in fiscal 2007 was derived from the recognition of non-cash expenses related to the refinancing of the Company’s debt in December 2006, as discussed below. If the Company is unable to generate additional financing to meet its working capital needs within the first half of fiscal 2008, there will be a further material and adverse effect on the financial condition of the Company. These net losses and the resulting requirement to obtain additional financing raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.
          Management believes that the Company’s historical operating losses have resulted to a significant degree from a combination of insufficient contract research and development revenue to support the Company’s skilled and diverse technical staff believed to be necessary to support exploitation of the Company’s technologies, amplified by the effects of discretionary investments to productize certain of those technologies. To some degree, this factor has continued to contribute to the Company’s operating losses through the date of this report. The Company has not yet been successful in many of its internal productization activities, nor has it been able to raise sufficient capital to fund the future development of many of its technologies. Accordingly, in recent years, the Company has sharply curtailed the breadth of its internal product investments, and instead has focused on the potential growth of its chip stacking and miniaturized camera products and an acquisition strategy. The Company followed this strategy through the fiscal 2006 Initial Acquisition of Optex, a manufacturing company that builds products according to customer supplied specifications, largely for government use, and the fiscal 2007 subsequent acquisition of the remaining 30% of Optex. Management believes that the funding of Optex’s business is inherently more stable than the Company’s historical business and that Optex can contribute to improvements in the Company’s consolidated results, although such an outcome cannot be guaranteed, particularly since Optex is subject to different risks than the Company’s historical business due to its substantial reliance on its supply chain. However, to date, the acquisition of Optex has contributed to the Company’s operating losses, rather than reducing them, due to costs related to the acquisition and the limited or negative gross margins achieved on Optex’s product sales with its current product mix and level of sales. In the first 13 weeks of fiscal 2007 and fiscal 2008, Optex accounted for 38% and 31%, respectively, of the Company’s operating loss.
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
          In July 2007, the Company borrowed an additional $2.0 million from one of its existing senior lenders pursuant to a secured term note with an initial maturity of six months to provide greater liquidity to service the Company’s released backlog. The Company did not elect to prepay this obligation in August 2007, resulting in the principal of this debt being increased to $2.1 million. See also Note 4.
          In November 2007, all of the Company’s obligations to its senior lenders were restructured, effective September 30, 2007, such that all principal and interest thereon was deferred until December 2009. The aggregate principal of these obligations was increased by $1.1 million pursuant to this restructuring, and an additional $1.1 million contingent obligation was created dependent upon the amount of the aggregate debt to the senior lenders, if any, that remains unretired in December 2009. (See Note 4).
          The acquisition of Optex brought a substantial backlog for future sales of products that is expected to contribute cash flow from operations to the Company in future periods, although that outcome cannot be guaranteed. The Company’s funded backlog at December 30, 2007 was approximately $50.0 million, an amount well in excess of the Company’s total revenues for fiscal 2007. A substantial majority of this funded backlog is anticipated to be fulfilled in the fiscal year ending September 28, 2008 (“fiscal 2008”).

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
          Management has prepared an operating plan to help to manage costs in line with estimated total revenues for the next twelve months, including contingencies for cost reductions if projected revenue growth is not fully realized. The greatest variability in the operating and contingency plans relates to the ability to execute against Optex backlog. There can be no assurance that projected revenue growth will occur or that the Company will successfully implement its plans. Management believes, but cannot assure, that the Company will be able to raise additional working capital through equity or debt financings, if required, and subject to third party consents, to additionally fund its operations. This belief is derived from the Company’s historical access to capital markets, but this access may be limited since the discount costs of recent debt financings have been significant. Furthermore, consents of the Company’s senior lenders would be required for financings involving the issuance of certain equity securities and for certain registration statements, and there can be no assurance that such consents could be obtained. (See Note 4). Additionally, in December 2007, Nasdaq notified the Company that its common stock had failed to trade above $1.00 per share for 30 consecutive trading days and, as a result, the Company was informed that it had 180 calendar days to regain compliance with the minimum $1.00 per share trading rule. As of December 30, 2007, the Company also did not meet either the $2.5 million minimum stockholders equity Nasdaq listing standard or the $35 million minimum market capitalization Nasdaq listing standard. Delisting from the Nasdaq Capital Market for the Company’s inability to cure these listing violations, or for any future violation of Nasdaq rules, could further significantly limit the Company’s ability to raise capital and could result in an event of default on the Company’s debt per the terms of the debt agreements. If the Company requires additional equity financing to meet its working capital needs, there can be no assurance that suitable financing will be available on acceptable terms, on a timely basis, or at all.
Note 3 — Acquisition of Optex Systems, Inc.
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
          In consideration for the Initial Acquisition, the Company made an initial cash payment to Mr. Looney of $14.0 million. An additional cash payment of $64,200 in consideration of the excess book value acquired over the target net book value specified in the stock purchase agreement was accrued in March 2006 and paid to Mr. Looney in July 2006 after completion of the audit of the financial statements of Optex for its fiscal year ended December 31, 2005. In January 2007, the Company amended an agreement entered into in connection with the Initial Acquisition that had originally provided Mr. Looney with the potential to receive up to an aggregate of $4.0 million in a cash earnout based upon the percentage of net cash flow generated from Optex’s business for fiscal 2006 and for each of the subsequent two fiscal years. The amended agreement extended the earnout period to December 2009 and reduced the maximum earnout potential to $3.9 million. Mr. Looney was not entitled to an earnout, as defined, for fiscal 2006 and fiscal 2007. The amended agreement was entered into with Mr. Looney in consideration for a secured subordinated term loan between Optex and Mr. Looney, which provided for advances to Optex of up to $2.0 million, maturing on the earlier of February 2009 or 60 days after the senior debt is repaid. As of September 30, 2007 and December 30, 2007, this secured subordinated term loan was fully advanced to Optex.

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

          Because this transaction occurred at the end of the first quarter of the Company’s fiscal 2007, the 30% interest in Optex’s income (loss) for the first quarter of fiscal 2007 was attributed to the minority interest in the subsidiary, rather than being included in the Company’s net income (loss). In subsequent periods, the Company is the beneficial owner and recognizes 100% of Optex’s net income or loss in its consolidated financial statements.
          The amortization of identifiable intangible assets associated with the Optex acquisition in the 13-week periods ended December 30, 2007 and December 31, 2006 was $257,400 and $177,800, respectively. Identifiable intangible assets include non-competition agreements and customer backlog, and will be amortized over respective estimated useful lives as follows:

	Useful Life	Acquired Fair
	in Years	Value
Non-competition agreement	2	$80,000
Contractual backlog	2	$1,570,000
Program backlog	8	$1,530,000
          The identifiable intangible assets and recorded goodwill are not deductible for income tax purposes.

Note 4 — Restructured Debt
          Debt Restructuring
          In November 2007, the Company restructured all of its debt obligations to Longview and Alpha, its senior lenders, effective September 30, 2007. Pursuant to this restructuring, all principal and interest payment obligations under the Company’s Series 1 and Series 2 senior subordinated secured convertible notes (collectively the “Notes”), with the then principal balance of $8,445,000, the Company’s senior term note (the “Term Note”), with the then principal balance of $8,250,000 and the Company’s non-convertible promissory note initially due in January 2008 (the “Promissory Note”), with the then principal balance of $2,100,000, was extended to December 30, 2009. The stated interest rate payable on the Series 1 Notes has been increased to 10% per annum, compounding monthly. The interest rate on all of the other obligations to Longview and Alpha remains unchanged, except that interest now compounds on a monthly basis.
          In consideration for the restructuring, the Company issued promissory notes to Longview and Alpha in the aggregate principal amount of $1.0 million and $115,000, respectively (the “Restructuring Notes”), which Restructuring Notes do not accrue interest, and in general, are not due and payable until December 30, 2009. The Restructuring Notes contain cross-default provisions in the event the Company is in default under any other indebtedness for borrowed money in excess of $100,000 in the aggregate (other than trade payables or professional fees), or upon any event which gives any holder or trustee of such indebtedness for borrowed money the right to accelerate its maturity (subject to certain exceptions). The Restructuring Notes also provide for an event of default in the event the Company is in default under one or more obligations in an aggregate monetary amount in excess of $1.0 million (or $2.0 million with respect to accounts payable), but excluding professional fees or obligations owed to Timothy Looney and TWL Group, L.P. The Restructuring Notes are secured by substantially all of the assets of the Company and its subsidiary, Optex.
          As part of this restructuring, the Company also issued promissory notes to Longview and Alpha in the aggregate principal amount of $1.0 million and $115,000, respectively (the “Contingent Notes”). In consideration for the Contingent Notes, the Company has been relieved of its obligation to register with the SEC and any state regulatory body or agency, the resale of any of the Company’s securities held by Alpha, Longview, Jolie Kahn and Barbara Mittman (collectively, the “Investors”). The Investors waived (i) any event of default arising from the Company’s failure to register such securities for resale, and (ii) any liquidated damages for such failure that may have accrued or could accrue (as well as any default interest that may have accrued or could accrue on such damages.) The Investors also consented to the Company raising up to $2.0 million through the issuance of common stock and warrants, provided that the purchase price per share of common stock may not be less than $1.30 per share and the exercise price for any warrants issued in connection therewith may not be below $1.30 per share. The Company also agreed that it would not file any registration statement with the SEC or any state regulatory authorities (other than an S-8 for certain benefit plan shares) until the later of (i) June 30, 2008 or (ii) 180 days after the date when all of the securities held by the Investors may be sold without restriction under Rule 144(k) (or any successor rule) promulgated under the Securities Act of 1933, as amended.
          The Contingent Notes are in substantially the same form as the Restructuring Notes; however, the Contingent Notes to Alpha and Longview will be discharged (and cancelled) in pro rata proportion to the amount the total indebtedness owed to each is repaid in full by December 30, 2009. If the total principal and accrued interest payable to Alpha and Longview on its existing obligations (excluding the Restructuring Notes) is repaid in full, then the Contingent Notes will be cancelled in their entirety. The Contingent Notes, to the extent not cancelled, will be due and payable on December 30, 2009, and do not accrue interest. The Contingent Notes are also secured by substantially all of the assets of the Company and Optex.

          This debt restructuring transaction has been accounted for in accordance with SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings, as follows: (1) amounts of the debt restructured originally due within one year are reflected as long-term as of September 30, 2007 and December 30, 2007 in the accompanying Consolidated Balance Sheets; (2) there has been no change to the net carrying amount of the debt on the Company’s financial statements; (3) the Restructuring Notes have been reflected as a discount on the restructured debt and will be amortized as additional interest expense from the date of the restructuring to the new maturity date (December 30, 2009); and (4) the Contingent Notes will not be reflected as a liability on the Company’s financial statements until such time, if ever, that said notes are considered probable of payment. As a result of the restructuring, the effective interest rate of these debt instruments, in the aggregate, has been reduced from 53% to 31%.

          The Notes, the Term Note, the Promissory Note and the Restructuring Notes are collectively referred to as the “Restructured Debt.” Set forth below are the components of the Restructured Debt at December 30, 2007 and September 30, 2007:

	December 30,	September 30,
	2007	2007
Series 1 Notes payable — principal plus interest at an initial stated rate of 10.0% per annum payable on December 30, 2009. (Since all payments on these notes will be accounted for as interest expense the effective interest rate of the notes is not calculable) (1)	$7,445,500	$7,445,500

Less: Cumulative principal amount of Series 1 Notes payable converted to common stock	(230,000)	(230,000)

Series 2 Notes payable — principal plus interest at an initial stated rate of 3.5% per annum payable on December 30, 2009. (Since all payments on these notes will be accounted for as interest expense the effective interest rate of the notes is not calculable) (1)	2,554,500	2,554,500

Less: Cumulative principal amount of Series 2 Notes payable converted to common stock	(1,325,000)	(1,325,000)

Term Note payable — aggregate principal amount of $8,250,000, at an initial stated interest rate of 11% per annum, with 100% principal and interest due on or before December 30, 2009 (initial effective interest rate of 19.4%) (1)	8,250,000	8,250,000

Promissory Note payable — aggregate principal amount of $2,100,000 with 100% principal due on or before December 30, 2009, along with interest accrued at a stated rate of 12% per annum (initial effective interest rate of 41.3%).	2,100,000	2,100,000

Restructuring Notes payable — aggregate principal amount of $1,115,000 with 100% principal due on or before December 30, 2009, non-interest bearing.	1,115,000	—

Less: Unamortized debt discounts related to warrants, beneficial conversion feature, principal increase in Promissory Note, stock issued in lieu of continuation fee and Restructuring Notes	(8,053,500)	(7,925,700)

	$11,856,500	$10,869,300

(1)	For the period January 19, 2007 through January 30, 2007, the stated interest rate on borrowings under the Notes and the Term Note increased to 18% due to the Company’s delayed filing of its Form 10-K for the 52 weeks ended October 1, 2006.

          The Notes, the Term Note and the Promissory Note are discussed more fully below.
          $10 Million Subordinated Convertible Debt
          To finance the Initial Acquisition of Optex, on December 30, 2005, the Company entered into a securities purchase agreement with two private equity funds (collectively “Pequot”) and borrowed $10 million by issuing Pequot $10.0 million of Series 1 and Series 2 senior subordinated secured convertible notes, collectively the Notes. The Company issued the Notes in two series, both of which initially bore interest at 3.5% per annum, which rate was initially subject to potential reduction over time. The first series of Notes (the “Series 1 Notes”), with an initial principal amount of $7,445,500, was repayable in quarterly interest-only payments beginning March 31, 2006 and continuing through December 30, 2007, followed by equal monthly principal payments plus interest through December 30, 2009. The second series of Notes (the “Series 2 Notes”), with an initial principal amount of $2,554,500, was initially repayable in quarterly interest-only payments beginning March 31, 2006 and continuing through December 30, 2007 with the principal amount due on December 30, 2007. Subject to certain conditions and limitations, the Note holders may convert principal and interest payments under the Notes into shares of unregistered common stock at a conversion price per share that was initially set at $2.60. This conversion price is subject to adjustment for stock splits, stock dividends, recapitalizations and the like and for certain price dilutive issuances.
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
          The Note holders may require the Company to redeem or repurchase the Notes, generally at a value of 125% of the amounts outstanding thereunder, upon either of the following: (i) an event of default occurs under the Notes; or (ii) a change of control occurs. The Note holders may also require the Company to redeem or repurchase the Notes upon the incurrence of debt other than permitted indebtedness under the Notes, and upon certain issuances of our capital stock, at a repurchase price equal to the greater of (1) the outstanding principal amount of the Notes purchased, plus all accrued but unpaid interest thereon through the day of payment, and (2) 125% of the average of the closing prices of our common stock for the five days preceding the repurchase date. The Notes also include default provisions and negative covenants that prohibit a variety of actions without the approval of the holders of a majority of the outstanding principal amount of the Notes. Also, all amounts payable under the Notes become immediately due upon the occurrence of certain bankruptcy-related events.
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
          In the period January 2007 through December 2007, an aggregate of $230,000 and $1,325,000 of the principal balance of the Series 1 Notes and Series 2 Notes, respectively, was retired through conversion to common stock. As a result, an extra $1,555,000 of debt discount was accreted to interest expense in fiscal 2007 due to these debt retirements. No conversion on the Notes occurred during the 13— week period ended December 30, 2007.
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
          To cure the default condition created by this non-compliance, on December 29, 2006, the Company completed the debt refinancing discussed above which included borrowing $8.25 million from two new senior lenders under a two-year senior term note, the Term Note, and using a portion of the proceeds from this borrowing to repay the Company’s borrowings from, and satisfy all obligations to, Square 1 Bank of approximately $5.9 million.
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
          $2.1 Million Secured Promissory Note
          In July 2007, the Company entered into an agreement with Longview Fund, L.P. (“Longview”), one of its existing senior lenders, pursuant to which the Company closed a $2.0 million non-convertible loan, initially with a six-month term, under a secured promissory note, the Promissory Note. Interest under the Promissory Note accrues at the rate of 12% per annum and was initially due together with the unpaid principal amount when the Promissory Note was originally scheduled to mature on January 19, 2008 (see debt restructuring discussion above). If the Company fails to pay the principal and accrued interest within ten days after the maturity date, as extended, it will incur a late fee equal to 5% of such amounts. The Company had the right to prepay on or prior to August 15, 2007, all of the outstanding principal under the Promissory Note by paying to Longview an amount equal to 120% of the principal amount of the Promissory Note, together with accrued but unpaid interest. To effectuate this right, the Company was required to provide written notice of such prepayment election on or prior to August 8, 2007. The Company declined to give such notice and to prepay the Promissory Note, and pursuant to its terms, the principal amount of the Promissory Note was automatically increased by $100,000 on August 15, 2007 and the Company issued to Longview 300,000 unregistered shares of the Company’s common stock in lieu of a $400,000 cash continuation fee for continuing the term of the Promissory Note beyond August 15, 2007 and a five-year warrant to purchase 500,000 unregistered shares of the Company’s common stock at a price equal to $1.46 per share, subject to adjustment for stock splits, stock dividends, recapitalizations and the like. The fair value of the cash payment of $100,000, the 300,000 shares of common stock and the warrant to purchase 500,000 shares of common stock was recorded as a discount on the debt and is being amortized to interest expense over the term of the Promissory Note. The original discount on the debt associated with the cash payment and the issuance of common stock and warrants totaled $905,000.

          The Company’s obligations under the Promissory Note are secured by all or substantially all of the Company’s assets, the assets of the Company’s subsidiaries, and the capital stock of the Company’s subsidiaries held by the Company, pursuant to already existing security agreements and guarantees dated December 30, 2005 and December 29, 2006 between the Company and its subsidiaries on the one hand and Longview and/or Alpha Capital Anstalt (“Alpha”), the Company’s other senior lender, on the other, and additionally pursuant to an Unconditional Guaranty between Optex and Longview. Such security interests and guarantees are granted on a pari passu basis with the already existing senior security interests and guarantee rights held by Longview and Alpha.
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
          Schedule of Principal Payments
          The schedule of principal payments required under the Notes, the Term Note, the Promissory Note and the Restructuring Notes at December 30, 2007.

			Promissory	Restructuring
Fiscal Year	Notes	Term Note	Note	Notes	Total
2008	$—	$—	$—	$—	$—
2009	—	—	—	—	—
2010	8,445,000	8,250,000	2,100,000	1,115,000	19,910,000

Future principal payments (1)	$8,445,000	$8,250,000	$2,100,000	$1,115,000	$19,910,000

(1)	In addition to principal payments required under these obligations, the Company’s Optex subsidiary has a $2.0 million debt outstanding pursuant to a subordinated secured term loan maturing on the earlier of February 2009 or sixty days after retirement of the Company’s senior debt. (See Note 5).
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
          Debt Issuance Costs
          In connection with the issuance of the Term Loan and the Notes in December 2005, the Company recorded debt issuance costs of $321,700, consisting primarily of legal fees and expenses. $224,600 of these initial debt issuance costs are included in the loss on extinguishment of debt discussed below. The Company accrued $46,600 of deferred debt issuance costs at October 1, 2006 and incurred an additional $884,200 in the first quarter of fiscal 2007 in connection with the debt refinancing that occurred on December 29, 2006, consisting principally of a $425,000 investment banking fee, legal fees, and expenses. The unamortized balance of deferred debt issuance costs at December 30, 2007 is $522,100. As a result of the December 2006 debt refinancing, unamortized debt issuance costs of $224,600 arising from the original issuance of the Notes and Term Loan were written off and became a portion of the loss on extinguishment of debt recognized at December 29, 2006.
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
          The December 2006 debt refinancing transactions resulted in the recognition of $14,470,000 of additional stockholders’ equity from the issuance of warrants to purchase up to 4,863,900 shares of the Company’s common stock ($7,180,000) and recognition of a beneficial conversion feature in the Notes ($7,290,000). Of this total non-cash increase in stockholders’ equity, $2,950,000 has been recognized as a part of the loss on extinguishment of debt expense reported in the 13-week period ended December 31, 2006 and the remaining $11,520,000 will be recognized as interest expense over the period the Notes and the Term Note are outstanding using the effective interest method for the Term Note and the straight line interest method for the Notes. Therefore, these transactions will not result in a permanent increase in the equity of the Company, but rather represent differences in the timing of the recognition of values assigned to issued equity securities and the recognition of such values as expenses of the Company. At December 30, 2007, $6,473,600 of this $11,520,000 of non-cash interest expense remained unamortized.
Note 5 — Notes Payable — Related Party
          In December 2006, in consideration for amendments to its Stock Purchase Agreement, the Buyer Option Agreement and the Escrow Agreement with Timothy Looney initially entered into on December 30, 2005, the Company issued an unsecured subordinated promissory note to Mr. Looney in the original principal amount of $400,000, bearing interest at a rate of 11% per annum. The principal and accrued interest under this note was due and payable in full to Mr. Looney on December 29, 2007. However, as discussed below, the Company believes that payment to Mr. Looney currently is prohibited under a subordination agreement. The Company has recorded this obligation as a current liability.
          In January 2007, the Company amended its earnout agreement with Timothy Looney, which was entered into in connection with the Initial Acquisition of Optex, to extend the earnout period through December 2009, with a reduction to $3.9 million in the maximum potential payment, in consideration for Mr. Looney providing the Company’s Optex subsidiary with a secured subordinated term note providing for advances of up to $2 million, bearing interest at 10% per annum and maturing on the earlier of February 2009 or sixty days after retirement of the Company’s senior debt. Aggregate advances of $2 million were provided to Optex in January 2007 pursuant to the secured subordinated term note, and said advances were outstanding at December 30, 2007.

          In January 2008, Mr. Looney filed a lawsuit against the Company and its senior lenders, Longview and Alpha, in the Superior Court of California, County of Orange, alleging that the Company breached its obligations to register the shares of the Company’s common stock issued to him to purchase the final 30% of Optex. His Stock Purchase Agreement provides for liquidated damages under certain circumstances at the rate of $10,000 per month upon an event of default. Mr. Looney also alleges that the Company’s senior lenders have tortiously and negligently interfered with his contractual rights with the Company by requiring the Company to refrain from registering his securities. Mr. Looney is seeking partial liquidated damages, unspecified compensatory damages, and declaratory and injunctive relief compelling the Company to register such shares. Although the Company believes that it has meritorious defenses against these claims and intends to pursue these defenses vigorously, the Company has recorded a liability of $90,000 within accrued expenses in the Consolidated Balance Sheet at December 30, 2007 for this matter. The senior lenders have also notified the Company that they believe they are entitled to indemnification for this claim from the Company under their loan agreements with the Company. It is our understanding that Mr. Looney has also filed an action in New York for declaratory relief seeking permission to bring the foregoing California lawsuit despite the existence of a subordination agreement between Mr. Looney and the senior lenders. The Company has not yet been provided with a copy of that filing.
          The Company has received notices from Mr. Looney claiming that it is in default under the $400,000 one-year unsecured subordinated promissory note for the alleged nonpayment of principal and interest and that Optex is in default under its $2 million secured subordinated note with TWL Group, LP, an entity owned by Mr. Looney, for the alleged nonpayment of principal and interest. While the Company believes Mr. Looney currently is prohibited under a subordination agreement from demanding payment or taking any other action under the $400,000 note due to the existence of a technical default under the Company’s senior debt, such circumstances could change, requiring the Company to pay the scheduled principal and interest that would otherwise be due under the $400,000 note. In addition, TWL Group alleges that the maturity date of Optex’s $2 million note was November 29, 2007 and that principal and interest was due on that date. While the Company does not agree with TWL Group’s allegations and believes that the maturity date of the $2 million note currently is February 27, 2009, there can be no assurance that TWL Group’s allegations will not be successful. While the Company believes TWL Group currently would be prohibited under a subordination agreement from demanding payment or taking any other action under the $2 million note due to the existence of a technical default under our senior debt, such circumstances could change, requiring Optex to pay the scheduled principal and interest that would otherwise be due under the $2 million note if TWL Group’s allegations were successful. If circumstances change, requiring the Company and Optex to repay the scheduled principal and interest under the $400,000 note and the $2 million note, it would place a significant strain on the Company’s financial resources, may require the Company to raise additional funds and may make it difficult to obtain additional financing. If the Company is unable at such time to repay the scheduled principal and interest under the notes, it could expose the Company to a variety of remedies available to its senior lenders, including acceleration of the senior debt or foreclosure on the Company’s assets and the assets of Optex, and, subject to the subordination agreements, may expose the Company to any remedies that may be available to Mr. Looney and TWL Group, including acceleration of their notes or TWL Group’s foreclosure on the assets of Optex.
Note 6 — Common Stock, Stock Incentive Plans, Employee Retirement Plan and Deferred Compensation Plans
          During the 13-week period ended December 30, 2007, the Company issued an aggregate of 2,092,079 shares of common stock, net of the forfeiture of 2,000 shares of nonvested stock, in various transactions. Of this amount, 337,500 shares of common stock were issued for cash, realizing aggregate gross proceeds of $612,600, and 1,754,579 shares were issued in non-cash transactions to effectuate contributions to certain of the Company’s benefit plans in the aggregate amount of $1,211,900 and in compensation for services rendered in the aggregate amount of $430,600. These transactions are separately discussed below.
          Cash Common Stock Transactions. All of the 337,500 shares of common stock issued for cash in the 13 weeks ended December 30, 2007 were issued as a result of the exercise of stock options during the period.
          Non-Cash Common Stock Transactions. The 1,754,579 shares of common stock issued during the 13-week period ended December 30, 2007 in non-cash transactions were issued in the following amounts: (1) 114,040 shares were issued to effectuate $112,900 of non-cash contributions by the Company to the Company’s employee retirement plan, the Cash or Deferred & Stock Bonus Plan (“ESBP”), for fiscal 2007 that had been accrued, but not previously paid; (2) 1,010,101 shares were issued to effectuate $1,000,000 of non-cash contributions by the Company to the ESBP for fiscal 2008; (3) 100,000 shares were issued to make a $99,000 non-cash contribution by the Company to the Company’s Non-Qualified Deferred Compensation Plan for fiscal 2008; (4) 30,400 shares, net of the forfeiture of 2,000 shares of nonvested stock, valued at $30,600 were issued to employees as compensation for services rendered; and (5) 500,000 shares, valued at $400,000, were issued to Chris Toffales, one of the Company’s then non-employee directors, for services rendered. The value of all of the non-cash issuances of common stock was based on the closing sales price of the Company’s common stock as reported by the Nasdaq Capital Market on the respective dates of the various issuances with the exception of the shares issued to Mr. Toffales, which were valued based on the closing sales price of the Company’s common stock as reported by the Nasdaq Capital Market on the date that Mr. Toffales and the Company executed a Consulting Termination Agreement and Release that established the terms of the payment to Mr. Toffales through the issuance of the Company’s common stock.
          Stock Incentive Plans. At the Company’s Annual Meeting of Stockholders in June 2006, the Company’s stockholders approved the Company’s 2006 Omnibus Incentive Plan (the “2006 Plan”), which is designed to serve as a comprehensive equity incentive program to attract and retain the services of individuals essential to the Company’s long-term growth and financial success. The 2006 Plan permits the granting of stock options (including both incentive and non-qualified stock options), stock-only stock appreciation rights, nonvested stock and nonvested stock units, performance awards of cash, stock or property, dividend equivalents and other stock grants. Upon approval of the 2006 Plan in June 2006, the Company’s 2003 Stock Incentive Plan, 2001 Compensation Plan, 2001 Non-Qualified Stock Option Plan, 2001 Stock Option Plan, 2000 Non-Qualified Stock Option Plan and 1999 Stock Option Plan (the “Prior Plans”) were terminated, but existing options issued pursuant to the Prior Plans remain outstanding in accordance with the terms of their original grants. The number of shares of common stock reserved under the 2006 Plan will automatically be increased on the first day of each fiscal year, beginning on October 2, 2006, in an amount equal to the lesser of (a) 1,000,000 shares or (b) such lesser number as determined by the Board. At December 30, 2007, the aggregate number of shares of common stock issuable under all stock-based awards that may be made under the 2006 Plan is 2,937,900 shares. Under the 2006 Plan, options and nonvested and vested stock may be granted to the Company’s employees, directors and bona fide consultants. As of December 30, 2007, there were options to purchase 16,000 shares of the Company’s common stock outstanding under the 2006 Plan, 270,100 shares of nonvested stock were issued and outstanding pursuant to the 2006 Plan and 699,600 shares of vested stock were issued and outstanding pursuant to the 2006 Plan.
          There were no option grants by the Company or any of its subsidiaries during the 13-week periods ended December 30, 2007 and December 31, 2006.
          The following table summarizes stock options outstanding as of December 30, 2007 as well as activity during the 13-week period then ended:

		Weighted Average
	Shares	Exercise Price

Outstanding at September 30, 2007	4,360,100	$2.44
Granted	—	—
Exercised	(337,500)	$1.81
Forfeited	(59,600)	$2.07

Outstanding at December 30, 2007	3,963,000	$2.50

Exercisable at December 30, 2007	3,856,600	$2.51

          At December 30, 2007 the weighted-average remaining contractual life of options outstanding and exercisable was 6.3 years and 6.2 years, respectively.
          At December 30, 2007, the aggregate intrinsic value of unvested options outstanding and options exercisable was $0 and $3,300, respectively. (The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.) The intrinsic value of stock options exercised during the 13-week period ended December 30, 2007 was $6,000.
          The following table summarizes nonvested stock grants outstanding as of December 30, 2007 as well as activity during the 13-week period then ended:

		Weighted Average
		Grant Date Fair
	Nonvested Shares	Value per Share

Outstanding at September 30, 2007	239,900	$1.48
Granted	32,200	0.97
Vested	—	—
Forfeited	(2,000)	1.41

Outstanding at December 30, 2007	270,100	$1.44

          The amount of compensation expense related to nonvested stock grants not yet recognized at December 30, 2007 was $296,200 and, assuming the grantees continue to be employed by or remain as directors of the Company, that amount will be recognized as compensation expense as follows:

FY 2008	106,700
FY 2009	127,200
FY 2010	62,300

Total	$296,200

However, such amounts do not include the cost of new options that may be granted in future periods nor any changes in the Company’s forfeiture percentage.
          Employee Stock Benefit Plan. In October 2007, the Board of Directors authorized the Company to make a contribution to the Company’s ESBP in the amount of $112,900, which represented the amount of potential ESBP expense that had been accrued in fiscal 2007, but not yet contributed. In October 2007, the Board of Directors also authorized the Company to make a contribution to the Company’s ESBP in the amount of $1,000,000, which represented a contribution for fiscal 2008 equal to approximately 6.5% of the Company’s expected gross salary and wages of its employees for fiscal 2008. Historically, the Company has made contributions to the ESBP of approximately 10% or more of gross salary and wages in each fiscal year. Accordingly, management anticipates that the Board of Directors may make an additional contribution to the ESBP later in fiscal 2008 to achieve at least this historical level once expected gross salary and wages for fiscal 2008 are known more precisely. As has been the Company’s prior practice, both the $112,900 contribution for fiscal 2007 and the $1,000,000 contribution for fiscal 2008 were made in shares of the Company’s common stock valued at the closing sales price of the

Company’s common stock on the date of the authorization of the contribution by the Board of Directors. Of the fiscal 2008 contribution, $362,000 was amortized in the 13-week period ended December 30, 2007. The $638,000 portion of the fiscal 2008 contribution that had not been amortized at December 30, 2007 has been recorded as a prepaid ESBP contribution in equity and will be amortized over the remaining three quarters of fiscal 2008. Pursuant to the ESBP provision, vesting requirements are met as services are performed and fulfilled at each fiscal year end.
          Deferred Compensation Plan. In September 2002, the Company established a deferred compensation plan, the Non-Qualified Deferred Compensation Plan, for certain key employees with long-term service with the Company. Annual contributions of common stock of the Company are made to a Rabbi Trust under such plan to be held for the benefit of the deferred compensation plan participants. In October 2007, the Board of Directors authorized the fiscal 2008 contribution to the deferred compensation plan in the amount of 100,000 shares of common stock valued at $99,000. Of this contribution, $24,700 was amortized in the 13-week period ended December 30, 2007. The $74,300 portion of the fiscal 2008 contribution that had not been amortized at December 30, 2007 has been recorded as a prepaid contribution in equity and will be amortized over the remaining three quarters of fiscal 2008. Participants’ potential distributions from the Rabbi Trust represent unsecured claims against the Company. The Rabbi Trust was established by the Company and is subject to creditors’ claims. Shares in this plan may be distributed to each plan beneficiary when they retire from service with the Company. At December 30, 2007, 684,600 shares of the Company’s common stock were in the Rabbi Trust.
          Executive Salary Continuation Plan. In February 1996, the Company established a deferred compensation plan, the ESCP, for select key employees of the Company. Benefits payable under the ESCP are established on the basis of years of service with the Company, age at retirement and base salary, subject to a maximum benefits limitation of $137,000 per year for any individual. The ESCP is an unfunded plan. The recorded liability for future expense under the ESCP is determined based on expected lifetime of participants using Social Security mortality tables and discount rates comparable to that of rates of return on high quality investments providing yields in amount and timing equivalent to expected benefit payments. At the end of each fiscal year, the Company determines the assumed discount rate to be used to discount the ESCP liability, which at September 30, 2007 was 6%. There are presently two retired executives of the Company who are receiving lifetime benefits aggregating $184,700 per annum under the ESCP. Two current executives of the Company are eligible for lifetime benefits of $137,000 each upon their retirement. The current and long-term portions of the ESCP liability at December 30, 2007 are $184,700 and $3,766,800, respectively.
Note 7 — Loss per Share
          The Company has excluded from the computation of diluted loss per common share the maximum number of shares issuable pursuant to outstanding, in-the-money stock options, warrants and convertible notes totaling 110,000 and 14,339,500 shares of common stock as of December 30, 2007 and December 31, 2006, respectively, because the Company had a loss from continuing operations for the periods presented and to include the representative share increments would be anti-dilutive. Accordingly, for the periods presented, basic and diluted net loss per common share are computed based solely on the weighted average number of shares of common stock outstanding for the respective periods and are the same.

Note 8 — Inventories, Net
          Net inventories at December 30, 2007 and September 30, 2007 are set forth below.

	December 30,	September 30,
	2007	2007
Inventory:
Work in process	$10,679,700	$11,071,900
Raw materials	8,240,600	6,860,300
Finished goods	219,300	310,200

	19,139,600	18,242,400

Less progress payments	(6,042,300)	(6,505,200)
Less reserve for obsolete inventory	(4,725,700)	(4,725,700)

	$8,371,600	$7,011,500

          Title to all inventories remains with the Company except to the extent that Optex’s product inventory is recorded net of customer deposits received that are considered advanced payments for purchase of inventory, which advanced payments totaled $6,042,300 and $6,505,200 at December 30, 2007 and September 30, 2007, respectively. Inventoried materials and costs relate to: work orders from customers; the Company’s generic module parts and memory stacks; and capitalized material, labor and overhead costs expected to be recovered from probable new research and development contracts. Work in process includes amounts that may be sold as products or under contracts. Such inventoried costs are stated generally at the total of the direct production costs including overhead. Inventory valuations do not include general and administrative expenses. Inventories are reviewed quarterly to determine salability and obsolescence. The net book value of capitalized pre-contract costs, which gross costs are included in the caption “Work in process”, at December 30, 2007 and September 30, 2007 was $432,200 and $160,800, respectively.
Note 9 — Intangible Assets, Net
          The Company’s intangible assets consist of patents and trademarks related to the Company’s various technologies, largely patents, capitalized software and certain identified intangible assets purchased pursuant to the acquisition of Optex. (See Note 3). Net intangible assets at December 30, 2007 and September 30, 2007 are set forth below.

	December 30,	September 30,
	2007	2007
Intangible assets, net:
Patents and trademarks	$1,530,900	$1,493,600
Software	2,394,400	2,391,300
Purchased intangibles	3,180,000	3,180,000

	7,105,300	7,064,900

Less accumulated amortization	(4,536,500)	(4,184,500)

	$2,568,800	$2,880,400

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
          The patent and trademark amortization expense for the 13-week period ended December 30, 2007 was $37,400. The patent and trademark amortization expense for fiscal 2007 was $141,400, of which $35,100 was incurred in the 13-week period ended December 31, 2006. The aggregate amortization of identifiable intangible assets for the 13-week periods ended December 30, 2007 and December 31, 2006 was $352,100 and $277,700, respectively. The unamortized balance of intangible assets at December 30, 2007 is estimated to be amortized over the balance of this fiscal year and the next five fiscal years thereafter as follows:

For the Fiscal Year	Estimated Amortization Expense
2008 (remainder of year)	$625,800
2009	540,000
2010	344,500
2011	323,000
2012	295,900
2013	276,300
          The Company reviews its intangible assets for impairment when and if impairment indicators occur as required by SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). At December 30, 2007 and September 30, 2007, management believed no indications of impairment existed.
Note 10 — Reportable Segments
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
          Currently, the Company’s product segment primarily consists of the sale of various optical and optical-mechanical assemblies sold through its Optex subsidiary and stacked semiconductor chip assemblies and miniaturized cameras sold through its Costa Mesa operations. The Company’s Costa Mesa products typically contain substantial intellectual property of the Company relating to miniaturized electronics and sensors. Optex’s products are typically built to prints supplied by its customers. Costa

Mesa products only contributed approximately 11% and 13% of total revenues and approximately 16% and 25% of product sales for the 13 weeks ended December 30, 2007 and December 31, 2006, respectively. Therefore, the operations of the Company’s Optex subsidiary represented a substantial majority of the operations of the Company’s product segment in the first quarters of fiscal 2008 and fiscal 2007. The Company is evaluating whether to separate the Company’s product segment in future reporting periods as the integration of Optex’s operations with those of the rest of the Company becomes more mature. The information presented below shows the separate contribution of the Costa Mesa and Optex operations to the product segment sales and gross profit.
          The Company’s management evaluates financial information to review the performance of the Company’s research and development contract business separately from the Company’s product business, but only to the extent of the revenues and the cost of revenues of the two segments. Because the various indirect expense operations of the Company, as well as its assets, now support all of its revenue-generating operations in a matrix manner, frequently in circumstances in which a distinction between research and development contract support and product support is difficult to identify, segregation of these indirect costs and assets is impracticable. The revenues and gross profit or loss of the Company’s two reportable segments for the 13-week periods ended December 30, 2007 and December 31, 2006 are shown in the following table. The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies.

	13 Weeks Ended
	December 30,	December 31,
	2007	2006
Contract research and development revenue	$2,711,700	$4,004,200
Cost of contract research and development revenue	2,323,300	3,358,000

Contract research and development segment gross profit	$388,400	$646,200

Product sales	$5,253,200	$4,111,400
Cost of product sales	4,516,100	3,296,600

Product segment gross profit	$737,100	$814,800

          Reconciliations of segment product sales to product sales are as follows:

	13 Weeks Ended
	December 30,	December 31,
	2007	2006
Optex product sales	$4,415,900	$3,091,200
Costa Mesa product sales	837,300	1,020,200

Product sales	$5,253,200	$4,111,400

          Reconciliations of segment revenues to total revenues are as follows:

	13 Weeks Ended
	December 30,	December 31,
	2007	2006
Contract research and development revenue	$2,711,700	$4,004,200
Product sales	5,253,200	4,111,400
Other revenue	9,500	3,900

Total revenues	$7,974,400	$8,119,500

          Reconciliations of segment gross profit to loss before minority interest and provision for income taxes are as follows:

	13 Weeks Ended
		December 31,
	December 30,	2006
	2007	As restated (1)
Contract research and development segment gross profit	$388,400	$646,200
Product segment gross profit	737,100	814,800

Net segment gross profit	1,125,500	1,461,000
Add (deduct):
Other revenue	9,500	3,900
General and administrative expense (1)	(2,841,300)	(2,496,700)
Research and development expense	(344,600)	(131,400)
Interest expense	(1,659,600)	(910,200)
Gain on disposal of assets	2,400	—
Loss on extinguishment of debt	—	(4,398,000)
Interest and other income	400	400

Loss from operations before minority interest and provision for income taxes (1)	$(3,707,700)	$(6,471,000)

(1)	See Note 1, “General — Summary of Significant Accounting Policies — Restatement and Reclassifications”
Note 11 — Concentration of Revenues and Sources of Supply
          In the 13-week period ended December 30, 2007, direct contracts with the U.S. government accounted for 30% of the Company’s total revenues, and second-tier government contracts with prime government contractors accounted for 64% of total revenues. The remaining 6% of the Company’s total revenues were derived from non-government sources. Of the revenues derived directly or indirectly from U.S. government agencies, General Dynamics, a government contractor, and the U.S. Army accounted for 21% and 13%, respectively, of total revenues. Loss of either of these customers would have a material adverse impact on our business, financial condition and results of operations. No single non-governmental customer accounted for more than 10% of the total consolidated revenues in the 13-week period ended December 30, 2007.

          In the 13-week period ended December 31, 2006, direct contracts with the U.S. government accounted for 54% of the Company’s total revenues, and second-tier government contracts with prime government contractors accounted for 39% of total revenues. The remaining 7% of the Company’s total revenues were derived from non-government sources. Of the revenues derived directly or indirectly from U.S. government agencies, the U.S. Army, the U.S. Air Force, SAIC, a government contractor, and General Dynamics, a government contractor, accounted for 29%, 23%, 11% and 10%, respectively, of total revenues. Loss of any of these customers would have a material adverse impact on our business, financial condition and results of operations. No single non-governmental customer accounted for more than 10% of the total consolidated revenues in the 13-week period ended December 31, 2006.
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
          Optex manufactures its own products in its leased facilities in Richardson, Texas, largely through assembly of parts, many of which are available from a variety of sources. Optex’s largest suppliers are Litton Electro-Optical Systems, Hoya Optics, Qioptiq Imaging Solutions and Spartech Corporation. However, some of Optex’s products currently incorporate components purchased from single sources of supply. The Company’s financial position has limited its ability to supplement Optex’s working capital used to fund the purchase of parts and materials from its suppliers. If supply from single supply sources is materially disrupted, requiring Optex to obtain and qualify alternate sources of supply for such components, the Company’s revenues could decline, its reputation with customers could be harmed, and its business and results of operations could be adversely affected.
Note 12 — Commitments and Contingencies
          Litigation. The Company has been, and may from time to time become, a party to various legal proceedings arising in the ordinary course of its business. Management does not presently know of any such matters, the disposition of which would be likely to incur a material effect on the Company’s consolidated financial position, results of operations or liquidity.
Note 13 — Income Taxes
          The income tax provision is based upon management’s review of the Company’s estimated annual income tax rate, including state taxes. Prior to its tax consolidation with the Company on December 29, 2006, Optex was a calendar year taxpayer. Subsequent to its tax consolidation with the Company on December 29, 2006, Optex’s tax obligations are determined using the Company’s fiscal year period. In the second quarter of fiscal 2007, an adjustment was made to reconcile the Company’s tax obligations resulting from this transition, which produced an income tax benefit of $85,200 for fiscal 2007. However, in the first quarter of fiscal 2007, the 13-week period ended December 31, 2006, the income tax provision was based solely on an allocable portion of state minimum taxes. The Company expects to record only minimum state taxes for fiscal 2008. Accordingly, the income tax provision for the current quarter ended December 30, 2007 also is based solely on an allocable portion of state minimum taxes.

          FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 became effective for the Company beginning October 1, 2007. The Company has evaluated the application of FIN 48 for the quarter ended December 30, 2007 and has concluded that under its provisions no additional accrual for taxes, penalty or interest is required. Interest and penalties related to uncertain tax positions will be reflected in income tax expense.
          At September 30, 2007, the Company had net operating loss carryforwards of approximately $117,000,000 for financial reporting and federal income tax purposes expiring in varying amounts from fiscal year 2008 through fiscal year 2027, and $44,000,000 for California tax purposes expiring in varying amounts from fiscal year 2008 through fiscal year 2017, available to offset future federal and California taxable income. In addition, as of December 30, 2007, the Company had qualified research credits of $1,324,000, expiring in varying amounts through fiscal year 2027, which are available to offset future income taxes. The ability of the Company to utilize the net operating loss and credit carryforwards is likely to be restricted by certain provisions of the Internal Revenue Code due to changes in ownership of the Company’s common stock. Because realization of such tax benefits is uncertain, the Company has provided a 100% valuation allowance as of December 30, 2007 and September 30, 2007. In general, an ownership change results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on numerous occasions which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control or could result in a change of control in the future upon subsequent disposition. The Company has not currently completed a study to assess whether a change in control has occurred or whether there have been multiple changes of control since the Company’s formation due to the significant complexity and cost associated with such study and that there could be additional changes in the future. If the Company has experienced a change of control at any time since Company formation, utilization of our NOL or R&D credit carryforwards would be subject to an annual limitation under Sections 382 and 383 of the Internal Revenue Code, determined by first multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization.
Note 14 — Related Party Transactions
          In December 2005, the Company amended and restated its consulting agreement entered into in May 2005 and amended in August 2005, with one of the Company’s then directors, Chris Toffales, and his consulting firm, CTC Aero, LLC, of which he is sole owner. The December 2005 amendment extended the term of the agreement from one year to three years, increased the monthly consulting fee for business development services from $15,000 to $21,000 per month and changed the terms for payment of any success fee that could have been earned by CTC Aero and Mr. Toffales in connection with potential acquisition activities of the Company. In accordance with this agreement Mr. Toffales earned a success fee of $500,000 as a result of the acquisition of Optex plus due diligence fees and expenses of $20,300. Pursuant to the December 2005 amendment, the Company also was to pay an additional amount in cash equal to 35% of the success fee and future acquisition success fees, if any, were to be payable in unregistered shares of the Company’s common stock in an amount equal to between 5% and 1% of the total purchase price paid by the Company for such acquisition, which percentage was to decrease based upon the total acquisition purchase price, and valued at the same per share purchase price as agreed upon in the applicable acquisition. The minimum success fee, if any, remained unchanged by the December 2005 amendment at $150,000. In the 13 weeks ended December 30, 2007 and December 31, 2006, Mr. Toffales earned $47,400 and $63,000, respectively, for the provision of strategic planning and business development services. The success fee and other amounts due to Mr. Toffales under the consulting agreement were retired in December 2007 pursuant to a Consulting Termination Agreement and Release (the “Release”). Pursuant to the Release, the consulting agreement by and among the Company, CTC and Mr. Toffales, as amended and restated in December 2005, was terminated. In consideration for prior services rendered to the Company, (i) the Company issued to Mr. Toffales 500,000 shares of restricted common stock of the Company under the Company’s 2006 Omnibus Incentive Plan, which shares vested in full on January 6, 2008, and (ii) the Company issued to Mr. Toffales an additional 500,000 shares of unrestricted common stock of the Company under the Company’s 2006 Omnibus Incentive Plan on January 7, 2008. In addition, the Company also made a cash payment to each of Mr. Toffales and CTC in the amount of $500, and the parties to the Release released all claims against the other parties and certain of their affiliates. The Release further provided that Mr. Toffales resign from the Company’s Board of Directors, which resignation became effective on December 28, 2007, and as a consultant to the Company, which resignation became effective in January 2008. The value assigned to the shares issued under the Release, $800,000, based on the $0.80 per share closing price of the Company’s common stock on December 28, 2007, was approximately equal to unpaid amounts previously accrued under the terminated consulting agreement as services were performed thereunder. CTC Aero also earned a fee of $127,500 paid by Pequot, the Company’s then lender, in connection with the private placement of the convertible debt entered into by the Company to partially finance the Initial Acquisition of Optex.
          In connection with the Initial Acquisition of Optex in December 2005, Mr. Looney became an officer of the Company and remained an officer and director of Optex. In June 2007, Mr. Looney was elected a director of the Company at the Company’s Annual Meeting of Stockholders. In September 2007, he resigned from these positions. The Company exercised the Buyer Option on December 29, 2006 and issued Mr. Looney 2,692,300 shares of the Company’s common stock and a one year $400,000 unsecured, subordinated promissory note payable pursuant thereto due on December 29, 2007 in consideration for certain amendments relating to the Buyer Option agreement. (See Notes 3 and 5). As a result of this issuance, Mr. Looney temporarily became a greater than 10% stockholder of the Company, but subsequent issuances of common stock by the Company have reduced Mr. Looney’s holdings to less than 10%. In January 2007, the Company amended its earnout agreement with Mr. Looney to extend it for an additional year, with a reduction to $3.9 million in the maximum potential payment, in consideration for Mr. Looney providing the Company’s Optex subsidiary with a secured subordinated term loan providing for advances of up to $2 million, maturing on the earlier of February 2009 or sixty days after retirement of the Company’s senior debt.
          As described more fully in Note 4, in order to finance the Initial Acquisition of Optex, in December 2005, the Company closed a private placement with Pequot consisting of senior subordinated secured convertible Notes in the original aggregate principal amount of $10.0 million and issued to Pequot four-year Warrants to purchase an aggregate of 1,346,154 shares of the Company’s common stock at an exercise price of $3.10 per share. The Notes were issued in two series, both of which bear interest at 3.5% per annum, which rate is subject to potential reduction over time. One series of Notes, with an aggregate principal amount of $7,445,500, matures on December 30, 2009, and the other series of Notes, with an aggregate principal amount of $2,554,500, initially matured on December 30, 2007, but in connection with the assignment of the Notes to the Company’s new senior lenders in December 2006, the new senior lenders elected to extend the maturity date of the second series of Notes to December 30,

2009. The principal and interest under the Notes was initially convertible into shares of common stock at a conversion price per share of $2.60 and the Warrants were initially exercisable for shares of common stock at an exercise price per share of $3.10, subject to adjustment for stock splits, stock dividends, recapitalizations and the like and for certain price dilutive issuances. As a result of the issuance of new warrants to the new senior lenders in the December 2006 refinancing of the Company’s senior debt, the Notes automatically became convertible at a conversion price of $1.30 per share and the Warrants automatically became exercisable at an exercise price of $1.30 per share and the number of shares purchasable under such Warrants automatically increased from 1,346,154 to 3,210,060, in accordance with the terms of the anti-dilution provisions of such Notes and Warrants. Subject to certain conditions and limitations, the principal and interest under the Notes also may be repaid with shares of common stock. The conversion and exercise of the Notes and Warrants into an aggregate number of shares of common stock exceeding 19.99% of the Company’s outstanding common stock prior to the closing of the private placement has been approved by the Company’s stockholders.
Note 15 — Subsequent Events
          Payment of Expenses Through Issuance of Common Stock and Warrants
          In January 2008, the Company issued 500,000 unrestricted shares of its common stock under the Company’s 2006 Omnibus Incentive Plan as payment for $400,000 of accrued expenses associated with a December 2007 Consulting Termination Agreement and Release by and between the Company and Chris Toffales, a former director. (See Note 14).
          In January 2008, the Company issued 274,700 unrestricted shares of its common stock and 221,800 restricted shares of its common stock under the Company’s 2006 Omnibus Incentive Plan to employees and directors as compensation for services.
          In February 2008, the Company issued a five-year warrant to purchase up to 500,000 shares of the Company’s common stock at the exercise price of $1.30 per share to a financial advisory and investment banking firm that the Company engaged to assist it to raise additional capital and to provide financial advisory services.
          In February 2008, the Company issued 471,400 unrestricted shares of its common stock under the Company’s 2006 Omnibus Incentive Plan as payment for $377,100 of accrued expenses under an ongoing technical consulting contract.

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
          In December 2005, we completed the initial acquisition (the “Initial Acquisition”) of 70% of the outstanding capital stock of Optex Systems, Inc., a privately held manufacturer of telescopes, periscopes, lenses and other optical systems and instruments whose customers are primarily agencies of and prime contractors to the U.S. Government. In consideration for the Initial Acquisition, we made an initial cash payment to the sole shareholder of Optex, Timothy Looney, in the amount of $14.0 million and made an additional cash payment of $64,200 to Mr. Looney in July 2006 upon completion of the audit of Optex’s financial statements for the year ended December 31, 2005. As additional consideration, we were initially required to pay to Mr. Looney cash earnout payments in the aggregate amount up to $4.0 million based upon the net cash generated from the Optex business, after debt service, for the fiscal year ended October 1, 2006 (“fiscal 2006”) and the next two subsequent fiscal years. Mr. Looney was not entitled to any earnout payments for fiscal 2006 or for the fiscal year ended September 30, 2007 (“fiscal 2007”). In January 2007, we negotiated an amendment to our earnout agreement with Mr. Looney that extended his earnout period to December 2009 and reduced the aggregate maximum earnout by $100,000 to $3.9 million in consideration for a secured subordinated term loan providing for advances of up to $2 million from an entity owned by Mr. Looney to Optex. This term loan bears interest at 10% per annum and matures on the earlier of February 2009 or 60 days after repayment or refinancing of our senior debt. As of December 30, 2007, this term loan was fully advanced to Optex.
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
          Optex manufactures opto-mechanical and electro-optical products, which range from simple subassemblies to complex systems and are typically built pursuant to customer-supplied designs. Many of its products are sold pursuant to multi-year, fixed-price contracts, with pre-negotiated cost-inflation features, that are procured competitively by the military services or by prime contractors to the military services.
          Optex had product sales of approximately $18.9 million in calendar year 2005. For the three quarters of fiscal 2006 subsequent to the Initial Acquisition, Optex had approximately $12.8 million in product sales. In fiscal 2007, Optex had approximately $15.4 million of product sales. In the first quarter of fiscal 2008, Optex had approximately $4.4 million in product sales. In recent years, Optex’s product sales from sales to prime contractors has increased. The decline in Optex’s annualized sales in fiscal 2007 reflects working capital limitations and related adverse supply chain effects; however, backlog at Optex currently remains strong. As of December 30, 2007, Optex’s funded backlog was approximately $44.2 million, more than a majority of which is anticipated to be filled during fiscal 2008 if we are able to improve our working capital.
          We financed the Initial Acquisition of Optex by a combination of $4.9 million of senior secured debt from Square 1 Bank under a term loan and $10.0 million of senior subordinated secured convertible notes from two private equity funds, which are sometimes referred to in this report collectively as “Pequot.” In December 2006, both of these obligations were refinanced with two new senior lenders. These transactions resulted in approximately $4.4 million of non-recurring debt extinguishment expenses, which were largely non-cash, and approximately $12.4 million of future additional interest expense resulting from debt discounts and issuance costs. In November 2007, we restructured these obligations, as well as a short-term $2.1 million debt obligation to our senior lenders, effective September 30, 2007, to extend the maturity date of all of such obligations, including the related interest, to December 30, 2009 in consideration for restructuring fees of approximately $1.1 million, which were payable pursuant to two promissory notes issuable to our senior lenders. These restructuring promissory notes do not accrue interest and in general, are not due and payable until December 30, 2009. As a part of this restructuring, we also issued contingent promissory notes to our senior lenders in the aggregate original principal amount of approximately $1.1 million, which contingent promissory notes do not accrue interest and are also due and payable on December 30, 2009. The contingent promissory notes were issued in consideration for the waiver by our senior lenders and two other investors of certain defaults in registering the securities held by such investors and of any potential liquidated damages related thereto. The contingent promissory notes will be cancelled in pro rata proportion to the amount the total indebtedness to each of our senior lenders is repaid in full by December 30, 2009. The restructuring promissory notes and the contingent promissory notes are secured by substantially all of our assets
          Except for fiscal years 1999 through 2001 when we generated significant commercial product sales of wireless infrared transceivers through a subsidiary, and prior to our acquisition of Optex, we historically derived a substantial majority of our total revenues from government-funded research and development rather than from product sales. Optex has also historically derived most of its revenues from product sales to government agencies or prime contractors. Accordingly, we anticipate that a substantial majority of our total revenues will continue to be derived from government-funded sources in the immediately foreseeable future. Prior to the fiscal year ended October 2, 2005 (“fiscal 2005”), with a few exceptions, our government-funded research and development contracts were largely early-stage in nature and relatively modest in size. As a result, our revenues from this source were not significantly affected by changes in the U.S. defense budget. In fiscal 2005, we received several contract awards that we believe may have the potential eventually to lead to government production contracts, which we believe could be both larger and more profitable than government funded research and development contracts. As a result, our contract research and development revenues improved to a substantial degree in fiscal 2005. Our contract research and development revenues for fiscal 2006 and fiscal 2007 were adversely impacted primarily due to procurement delays in contracts that were eventually received later than expected. However, the contribution to our contract research and development revenue from contract awards that we believe have the potential to lead to government production contracts continued at an increased level in fiscal 2006 and fiscal 2007 from that achieved in years prior to fiscal 2005. Our current marketing efforts are focused on government programs that we believe have the potential to substantially sustain this focus on opportunities with the possibility of transition to government production contracts. Because of this focus and our acquisition of Optex, our future revenues may become more dependent upon U.S. defense budgets, funding approvals and political agendas for the foreseeable future. We are also attempting to increase our revenues from product sales by introducing new products with commercial applications, in particular, miniaturized cameras and stacked computer memory chips. We are currently transitioning to a new generation of such products, with a view to increasing our product sales, but we cannot assure you that we will be able to complete development, successfully launch or profitably manufacture and sell any such products on a timely basis, if at all. We generally use contract manufacturers to produce these products, and all of our other current operations, except those of Optex, occur at a single, leased facility in Costa Mesa, California. Optex manufactures its products at its leased facility in Richardson, Texas.
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
          To offset the adverse working capital effect of our net losses, we have historically financed our operations through issuance of various equity instruments. To finance the acquisition of Optex, we also incurred material long-term debt, a substantial portion of which is convertible into our common stock. In the last five fiscal years, we issued approximately 19.8 million shares of our common stock, an increase of approximately 282% over the approximately 7.0 million shares of our common stock outstanding at the beginning of that period, and a substantial dilution of stockholder interests has resulted. Of these issuances, approximately 1.2 million shares were issued as a result of partial conversion of our debt incurred for the acquisition of the initial 70% of Optex and approximately 2.7 million shares were issued to acquire the remaining 30% of Optex. At December 30, 2007, assuming full conversion of all of our convertible debt and equity securities, our fully diluted common stock was approximately 46.0 million shares. At December 30, 2007, we had approximately $22.3 million of debt outstanding, exclusive of debt discounts.
          In the past, we maintained separate operating business units, including our subsidiaries that were separately managed, with independent product development, marketing and distribution capabilities. However, during the fiscal year ended September 28, 2003 (“fiscal 2003”), we reorganized our operations to consolidate our administrative, marketing and engineering resources and to reduce expenses. In the fiscal year ended October 3, 2004 (“fiscal 2004”), fiscal 2005 and fiscal 2006, none of our previous historical subsidiaries accounted for more than 10% of our total revenues. However, Optex accounted for approximately 42% of our total revenues in fiscal 2006, even though it contributed to our total revenues for only the last three fiscal quarters of fiscal 2006, and accounted for approximately 43% of our total revenues in fiscal 2007. In the first 13 weeks of fiscal 2008, Optex accounted for approximately 55% of our total revenues. Optex is expected to continue to account for a substantial portion of our total revenues in subsequent reporting periods. None of our subsidiaries except Optex accounted for more than 10% of our total assets at December 30, 2007 or have separate employees or facilities. We currently report our operating results and financial condition in two operating segments, our research and development business and our product business.
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
          Revenue Recognition. Our consolidated total revenues during the 13 weeks ended December 30, 2007 included a material contribution from contracts to develop prototypes and provide research, development, design, testing and evaluation of complex detection and control defense systems. Our research and development contracts are usually cost reimbursement plus a fixed fee or fixed price with billing entitlements based on the level of effort we expended. For such research and development contracts, we recognize revenues as we incur costs and include applicable fees or profits primarily in the proportion that costs incurred bear to estimated final costs. Upon the initiation of each such contract, a detailed cost budget is established for direct labor, material, subcontract support and allowable indirect costs based on our proposal and the required scope of the contract as may have been modified by negotiation with the customer, usually a U.S. government agency or prime contractor. A program manager is assigned to secure the needed labor, material and subcontract in the program budget to achieve the stated goals of the contract and to manage the deployment of those resources against the program plan. Our accounting department collects the direct labor, material and subcontract charges for each contract on a weekly basis and provides such information to the respective program managers and senior management.
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
          The provisions of SFAS 142 require us to test goodwill for impairment at least annually. We have elected to evaluate the carrying value of goodwill as of the first day of our fourth fiscal quarter and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: (1) decreases in forecasted future profitability or cash flows or (2) additional business risk arising from causes such as (a) a significant adverse change in legal factors or in business climate, (b) unanticipated competition, or (c) an adverse action or assessment by a regulator. In performing the impairment review, we determine the carrying amount of each reporting unit by assigning assets and liabilities, including the existing goodwill, to those reporting units. See Note 3 to the Condensed Notes to Consolidated Financial Statements. A reporting unit is defined as an operating segment or one level below an operating segment (referred to as a “component”). A component of an operating segment is deemed a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. Our Optex subsidiary is a reporting unit within our Product operating segment.
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
          For our initial annual impairment review of Optex, we placed reliance on our analysis conducted during our fiscal quarter ended April 2, 2006 in connection with the Initial Acquisition. We updated our impairment review of Optex as of October 1, 2006. Based on the analysis performed, we determined that the Optex reporting unit’s fair value exceeded its carrying amount at October 1, 2006, and therefore concluded that there was no indication of an impairment loss. We performed a subsequent impairment review effective the fourth quarter of fiscal 2007 based on updated future cash flow projections that reflected both Optex’s increase in backlog and decrease in realized gross margins for fiscal 2007 compared to our initial goodwill valuation, and based on this analysis, concluded that there was no indicated impairment loss at September 30, 2007. Given that our independent auditor has expressed substantial doubt about our ability to continue as a going concern, we updated our impairment review of Optex at the unit level shortly before filing of our Annual Report on Form 10-K for fiscal 2007 and again before filing this report on Form 10-Q. We concluded from these updates that the increase in Optex’s funded backlog and preliminary customer acceptance of improved pricing and associated gross profit on at least one substantial Optex product family had essentially compensated for lower realized aggregate revenues and related gross margins in terms of expected future cash flows, such that no impairment loss was required to be recorded at December 30, 2007. However, if we are not able to satisfy our working capital needs for execution of Optex’s backlog, the valuation of goodwill related to Optex could become impaired and our financial condition and results of operation could be materially adversely affected. Accordingly, we expect to continue to monitor these circumstances and update our impairment analysis of the Optex goodwill as required by developments in fiscal 2008, rather than just on an annual basis.
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

          Executive Salary Continuation Plan Liability. We have estimated the ESCP liability based on the expected lifetime of participants using Social Security mortality tables and discount rates comparable to that of rates of return on high quality investments providing yields in amount and timing equivalent to expected benefit payments. At the end of each fiscal year, we determine the assumed discount rate to be used to discount the ESCP liability. We considered various sources in making this determination, including the Citigroup Pension Liability Index, which at September 30, 2007 was 6.29%. Based on this review, we used a 6% discount rate for determining ESCP liability at September 30, 2007 and December 30, 2007. (See the “Explanatory Note” immediately preceding Part I, Item 1 and Note 1, “General — Summary of Significant Accounting Policies — Restatement and Reclassifications,” in Condensed Notes to Consolidated Financial Statements of this Form 10-Q.)
          Derivatives. SFAS 133requires us to record and carry all derivatives on the balance sheet as either liabilities or assets at fair value. Derivatives are measured at fair value with changes in fair value recognized through earnings as they occur.
Results of Operations
          Contract Research and Development Revenue. Contract research and development revenue consists of amounts realized or realizable from funded research and development contracts, largely from U.S. government agencies and government contractors, primarily conducted by our historical operations in Costa Mesa, California. Contract research and development revenues for the 13-week period ended December 30, 2007 declined substantially from contract research and development revenues of the 13-week period ended December 31, 2006, but still continued to contribute a substantial percentage of our total revenues as shown in the following table:

	Contract Research
	and Development	Percentage of
13-Week Comparisons	Revenue	Total Revenue
13 weeks ended December 31, 2006	$4,004,200	49%
Dollar decrease in current comparable 13 weeks	(1,292,500)

13 weeks ended December 30, 2007	$2,711,700	34%
Percent decrease in current 13 weeks	(32%)

          The decline in our contract research and development revenue in the 13-week period ended December 30, 2007 as compared to the 13-week period ended December 31, 2006 was largely related to our inability to fully deploy our internal research and development staff due to technical milestones of the contracts underway in the current period. Those current period milestones required a substantially higher percentage of subcontractor and vendor support than the technical milestones of research and development contracts underway in the prior year’s first quarter. Deployment of our internal direct labor to research and development contracts frequently requires prior accomplishment of milestones or delivery of work products from subcontractors and vendors for our staff to perform their assigned tasks on such contracts. In the first quarter of fiscal 2008, the timing of subcontractor and vendor deliverables was such that the amount of our internal direct labor deployed to research and development contracts was substantially less than in the first quarter of fiscal 2007. Additionally, since most of our research and development contracts are of a cost reimbursement nature, our reimbursement is less for costs of subcontractor and vendor support than for costs of our internal direct labor because under government contracting regulations we are unable to assign any of our overhead expense to work performed by subcontractors thus lessening the amounts we were able to bill customers in this quarter. Accordingly, the lower deployment of direct labor resulted in substantially lower recognized contract research and development revenue in the current year period. We presently anticipate that this significant subcontractor and vendor support will continue to some extent in the second quarter of fiscal 2008, but should decline in the second half of the fiscal year.

          Cost of Contract Research and Development Revenue. Cost of contract research and development revenue consists of wages and related benefits, as well as subcontractor, independent consultant and vendor expenses directly incurred in support of research and development contracts, plus associated indirect expenses permitted to be charged pursuant to the relevant contracts. Our cost of contract research and development revenue for the first 13 weeks of fiscal 2008 declined substantially in absolute dollars as compared to the first 13 weeks of fiscal 2007, but the percent of contract research and development revenue represented by the cost of contract research and development revenue increased modestly in the 13 weeks ended December 30, 2007 from the 13 weeks ended December 31, 2006 as shown in the following table:

		Percentage of
	Cost of Contract	Contract Research
	Research and	and Development
13-Week Comparisons	Development Revenue	Revenue
13 weeks ended December 31, 2006	$3,358,000	84%
Dollar decrease in current comparable 13 weeks	(1,034,700)

13 weeks ended December 30, 2007	$2,323,300	86%
Percentage decrease in current 13 weeks	(31%)
          The current period decrease in absolute dollar cost of contract research and development revenue as compared to the prior year’s first quarter was a direct reflection of the decrease in contract research and development revenue discussed above. Given the cost reimbursement nature of most of our research and development contracts, a decrease in contract research and development revenue has an associated decrease in the costs of such revenue. The modest increase in cost of contract research and development revenue as a percent of contract research and development revenue in the current year period was largely due to the higher percentage contribution to costs of contract research and development revenue in the current year period from external vendors, independent contractors and subcontractors, as also discussed above. Such external support does not recover as much indirect expense through the cost reimbursement features of many of our contracts as does our own internal labor. Accordingly, when the percentage contribution of external sources to our costs of contract research and development increases and the percentage contribution of our internal labor to our costs of contract research and development correspondingly decreases, our gross margin on our contract research and development revenue typically declines. The gross margin decline in the current first quarter, however, did not represent a fundamental shift in the composition of the cost of contract research and development revenue, but rather, resulted from specified technical milestones of the research and development contracts underway in the current year period that required an increase in vendor and subcontractor support to meet those milestones. As discussed above, this timing effect is presently expected to continue during the second quarter of fiscal 2008 and diminish in the second half of the fiscal year.
          Product Sales. Subsequent to the Initial Acquisition of Optex at the end of our first quarter of fiscal 2006, our product sales have been principally comprised of sales of Optex’s optical equipment and systems, largely intended for use on military land vehicles. We also derived some product sales from sales of chips, modules, stacked chip products and chip stacking services, and sales of miniaturized camera products. Product sales for the 13-week period ended December 30, 2007 increased both in terms of absolute dollars and as a percent of total revenue as compared to the 13-week period ended December 31, 2007 as shown in the following table:

	Product	Percentage of
13-Week Comparisons	Sales	Total Revenue
13 weeks ended December 31, 2006	$4,111,400	51%
Dollar increase in current comparable 13 weeks	1,141,800

13 weeks ended December 30, 2007	$5,253,200	66%
Percentage increase in current 13 weeks	28%
          The increase in product sales in the current year period is the net result of an approximate $1.3 million increase in sales of Optex’s products, offset by a modest decline in aggregate sales of products sold by our Costa Mesa operation. The decline in sales of our Costa Mesa products was largely the result of fulfilling requested customer delivery schedules for stacked chip products during the current period rather than a reflection of a bookings trend. Based on our present funded backlog of orders for Optex parts, we believe we may experience an increase in our product sales in the balance of fiscal 2008. However, execution against our funded backlog for product sales to achieve such growth is dependent on our working capital, which presently is limited.
          Cost of Product Sales. Cost of product sales consists of wages and related benefits of our personnel, as well as subcontractor, independent consultant and vendor expenses directly incurred in the manufacture of products sold, plus related overhead expenses. Our cost of product sales for the 13-week periods ended December 30, 2007 and December 31, 2006 is shown in the following table:

	Cost of	Percentage of
13-Week Comparisons	Product Sales	Product Sales
13 weeks ended December 31, 2006	$3,296,600	80%
Dollar increase in current comparable 13 weeks	1,219,500

13 weeks ended December 30, 2007	$4,516,100	86%
Percentage increase in current 13 weeks	37%
          The increase in absolute dollars of cost of product sales in the current year period was largely related to the increase in Optex sales discussed above. The increase in cost of product sales as a percentage of cost of product sales was primarily related to increased product support costs associated with products sold from our Costa Mesa operation in the 13-week period ended December 30, 2007 as compared to the 13-week period ended December 31, 2006. Those increased product support costs included the expense of training new employees to manufacture our stacked chip products and customer support related to initial shipments of new versions of our miniaturized camera products. We believe that such expenses are non-recurring and not indicative of a trend.
          General and Administrative Expense. General and administrative expense largely consists of wages and related benefits for our executive, financial, administrative and marketing team, as well as professional fees, primarily legal and accounting fees and costs, plus various fixed costs such as rent and utilities. The comparison of general and administrative expense for the 13-week periods ended December 30, 2007 and December 31, 2006 is shown in the following table:

	General and
	Administrative
	Expense	Percentage of
13-Week Comparisons	As restated (1)	Total Revenue
13 weeks ended December 31, 2006 (1)	$2,496,700	31%
Dollar increase in current comparable 13 weeks	344,600

13 weeks ended December 31, 2006	$2,841,300	36%
Percentage increase for current 13 weeks	14%

(1)	See the “Explanatory Note” immediately preceding Part I, Item 1 and Note 1, “General — Summary of Significant Accounting Policies — Restatement and Reclassifications,” in Condensed Notes to Consolidated Financial Statements of this Form 10-Q.
          Approximately $262,100, or 76%, of the dollar increase in general and administrative expense in the 13-week period ended December 31, 2007 as compared to the 13-week period ended December 31, 2006, was the result of increased selling, marketing, bid and proposal expenses plus the addition of two new senior employees charged with responsibility for business development. This increased emphasis is largely focused on growing the revenues of our Costa Mesa business, particularly our product sales. We presently plan to continue this emphasis in the balance of fiscal 2008. Our general and administrative service expense also increased $101,000, or 29%, of the dollar increase in general and administrative expense in the 13-week period ended December 31, 2007 as compared to the 13-week period ended December 31, 2006, largely due to an increase in contracted general and administrative service expense at Optex. Other changes in general and administrative expenses between the first quarters of fiscal 2007 and fiscal 2008 were relatively modest, with aggregate increases being offset by reduced legal expense in the current year first quarter as opposed to the prior year first quarter in which we incurred higher legal fees associated with our debt refinancing and restructuring.
          Research and Development Expense. Research and development expense consists of wages and related benefits for our research and development team, independent contractor consulting fees and subcontractor and vendor expenses directly incurred in support of internally funded research and development projects, plus associated overhead expenses. Research and development expense for the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007 increased as shown in the following table:

	Research and
	Development	Percentage of
13-Week Comparisons	Expense	Total Revenue
13 weeks ended December 31, 2006	$131,400	2%
Dollar increase in current comparable 13 weeks	213,200

13 weeks ended December 30, 2007	$344,600	4%
Percentage increase for current 13 weeks	162%
          The increase in research and development expense in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 was related to the deployment of our Costa Mesa technical staff for contract research and development revenue as discussed above. We use the same technical staff for both internal and customer funded research and development projects, so when staff deployment to customer funded research and development contracts is reduced due to the timing of deliveries from subcontractors and vendors, as was the case in the first quarter of fiscal 2008, staff deployment to internal research and development projects and to bid and proposal activities is increased. Optex generally has historically conducted very minimal internal research and development activities, did not incur any research and development expense in either the first quarter of fiscal 2008 or the first quarter of fiscal 2007 and we do not anticipate significant Optex research and development in the balance of fiscal 2008.
          Interest Expense. Our interest expense for the first 13 weeks of fiscal 2008, compared to the first 13 weeks of fiscal 2007, increased substantially, as a result of the increase in our debt subsequent to December 31, 2006, as shown in the following table:

Interest Expense
13 weeks ended December 31, 2006	$910,200
Dollar increase in current comparable 13 weeks	749,400

13 weeks ended December 30, 2007	$1,659,600
Percentage increase for current 13 weeks	82%
          We anticipate that interest expense will continue to be substantial in future periods as a result of amortization of debt discounts and issuance costs derived from our debt refinancing in December 2006 and our debt restructuring in November 2007. Because of the imputed nature of the debt discount amortization, approximately $1.1 million of the current period interest expense is of a non-cash nature. See Note 4 to the Condensed Notes to Consolidated Financial Statements for further discussion of these effects.
          Debt Extinguishment Expense. In the 13-week period ended December 31, 2006, we recorded a non-recurring loss on extinguishment of debt of $4,398,000 as a result of our restructuring of our debt. No comparable expense was recorded in the 13-week period ended December 30, 2007. See Note 4 to the Condensed Notes to Consolidated Financial Statements for further discussion of this effect.
          Net Loss. Our net loss decreased substantially in the 13-week period ended December 30, 2007, compared to the 13-week period ended December 31, 2006, as shown in the following table:

Net Loss
13-Week Comparisons	As restated (1)
13 weeks ended December 31, 2006 (1)	$(6,394,200)
Dollar change in current comparable 13 weeks	2,680,700

13 weeks ended December 31, 2006	$(3,713,500)
Percentage decrease for current 13 weeks	(42%)

(1)	See the “Explanatory Note” immediately preceding Part I, Item 1 and Note 1, “General — Summary of Significant Accounting Policies — Restatement and Reclassifications,” in Condensed Notes to Consolidated Financial Statements of this Form 10-Q.
          The decrease in net loss in the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007 was largely attributable to the absence of a debt extinguishment expense in the 13-week period ended December 30, 2007, as compared to the approximate $4.4 million debt extinguishment expense discussed above, which was incurred in the 13-week period ended December 31, 2006.

Liquidity and Capital Resources
          Our liquidity decreased in the first 13 weeks of fiscal 2008 as measured by both our consolidated cash and cash equivalents and our working capital as shown in the following table:

	Cash and	Working
	Cash Equivalents	Capital
September 30, 2007	$1,442,300	$1,799,100
Dollar decrease in the 13 weeks ended December 30, 2007	(989,000)	(243,700)

December 30, 2007	$453,300	$1,555,400
Percentage decrease in the 13 weeks ended December 30, 2007	(69%)	(14%)
          The aggregate of our non-cash depreciation and amortization expense, non-cash interest expense, non-cash retirement plan contributions, common stock issued to pay operating expenses and non-cash deferred stock based compensation was $2,685,600 in the 13 weeks ended December 30, 2007. These non-cash expenses substantially reduced the operational use of cash derived from our net loss and other timing effects in the quarter to $1,215,700. We additionally used $377,900 of cash in the quarter for property and equipment expenditures and acquisition of patents. These and other uses of cash were offset by $612,600 of proceeds from the exercise of options, resulting in the net $989,000 decrease of cash in the 13-week period ended December 30, 2007.
          The working capital decline in the 13-week period ended December 30, 2007 was less pronounced than the cash use, largely because of approximate $1.4 million increase in inventory was offset by the approximate $1.5 million of cash provided by an increase in accounts payable and accrued expenses.
          We believe, but cannot guarantee, that our government-funded research and development contract business will improve in subsequent periods of fiscal 2008, and will therefore generate increased liquidity through both improved gross operating margins and the recovery of indirect costs as permitted under our government contracts. We also believe that our revenues from product sales will be greater in subsequent periods of fiscal 2008, largely due to the size of our backlog for Optex’s products, provided that we are able to improve our working capital in the near future. At December 30, 2007, our funded backlog was approximately $50.0 million, approximately $44.2 million of which related to Optex’s business. We expect, but cannot guarantee, that a substantial portion of our funded backlog at December 30, 2007 will result in revenue recognized in fiscal 2008.
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
          We are currently in the process of raising additional capital, but cannot assure yo that we will be able to do so in the near future, on acceptable terms, or at all. We currently believe that our working capital and liquidity at December 30, 2007, in concert with anticipated proceeds from our concurrent financing activities, should be adequate to support our operations for at least the next twelve months. However, ramping up the Optex supply chain to fulfill its funded backlog is likely to require additional working capital and there may be product sales growth opportunities in this interval that could place demands on our working capital that would require substantial additional external infusion of working capital through equity or debt financings.
Off-Balance Sheet Arrangements
          Our off-balance sheet arrangements consist primarily of conventional operating leases. As of September 30, 2007 and December 30, 2007, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations and Commitments
          Debt. At December 30, 2007, we had approximately $22.3 million of debt, exclusive of debt discounts, which consisted of (i) subordinated convertible notes (collectively, the “Notes”) initially issued in two series to Pequot in the original aggregate principal amount of $10.0 million and subsequently purchased by our new senior lenders in December 2006 and reduced to an aggregate principal amount of approximately $8.4 million through partial conversion of such debt into common stock, (ii) the principal balance outstanding of our $8.25 million Term Note with our new senior lenders, (iii) a $2.0 million secured subordinated term loan from an entity owned by Timothy Looney to our Optex subsidiary, described more fully below, (iv) a one-year $400,000 subordinated promissory note to Timothy Looney, described more fully below, (v) a $2.1 million Secured Promissory Note from one of our new senior lenders, described more fully below and (vi) an aggregate of $1,115,000 of secured subordinated promissory notes issued in connection with our November 2007 debt restructuring (the “Restructuring Notes”), described more fully below.
          The Term Note bears interest at 11% per annum. Initially, quarterly interest, but no principal, was payable on the Term Note during its term until its original maturity date of December 29, 2008. However, pursuant to our November 2007 debt restructuring (see Note 4 to the Condensed Notes to Consolidated Financial Statements), the maturity date of the Term Note was extended to December 30, 2009 and all interest due was also deferred until December 30, 2009. The Term Note is subject to acceleration at the option of the senior lenders upon the occurrence of certain events of default. Our senior lenders have waived our requirement to comply with financial debt service covenants for the term of the Term Note, provided that we remain in compliance with certain other requirements of the Term Note. We cannot assure you that we will be able to avoid default conditions under the Term Note in the future.
          The Notes initially bore interest at the rate of 3.5% per annum, and the principal and interest under the Notes are convertible into shares of our common stock at a conversion price per share that was initially set at $2.60, which conversion price is subject to adjustment under certain conditions. Due to the issuance of warrants to our new senior lenders in connection with the refinancing of our senior debt in December 2006, the conversion price per share of the Notes was automatically adjusted to $1.30 in accordance with the existing anti-dilution provisions in the Notes. We issued the first series of Notes (the “Series 1 Notes”) in the original principal amount of approximately $7.4 million. Initially, the Series 1 Notes were repayable in quarterly interest only payments commencing March 31, 2006 through December 30, 2007. Thereafter, the Series 1 Notes were payable in 24 equal monthly principal installments plus interest maturing on December 30, 2009. As a result of our November 2007 restructuring of our debt (see Note 4 to the Condensed Notes to Consolidated Financial Statements), both the principal and accrued interest under the Series 1 Notes became payable on December 30, 2009 and the stated interest rate increased to 10% per annum, compounding monthly. The second series of Notes (the “Series 2 Notes”) are in the original principal amount of approximately $2.6 million and interest on such Notes was initially repayable in quarterly interest only payments commencing March 31, 2006, with the remaining principal amount initially due and payable on December 30, 2007. Upon assignment of the Notes to our new senior lenders in December 2006, the maturity date of the Series 2 Notes was extended to December 30, 2009. As a result of our November 2007 restructuring of our debt (see Note 4 to the Condensed Notes to Consolidated Financial Statements), the principal and accrued interest under the Series 2 Notes also became payable on December 30, 2009. We may be required to repurchase the Notes under certain circumstances, including upon election of the note holders following an event of default as defined in the Notes, upon the incurrence of debt other than permitted indebtedness under the Notes, and upon certain issuances of our capital stock, at a repurchase price equal to the greater of (1) the outstanding principal amount of the Notes purchased, plus all accrued but unpaid interest thereon through the day of payment, and (2) 125% of the average of the closing prices of our common stock for the five days preceding the repurchase date. In September 2006, Pequot notified us that events of default had occurred under the Notes as a result of our non-compliance with the covenant of our senior bank debt, as well as other facts and circumstances that we disputed, and invoked its repurchase right under the Notes. However, shortly after issuance of Pequot’s notice, our then senior lender issued a payment blockage notice to Pequot regarding the Note repurchase that suspended the effectiveness of the Pequot event notice. In December 2006, the Notes were assigned through purchase from Pequot to our new senior lenders and any existing or asserted defaults thereunder were waived by our new senior lenders.
          As a result of the restructuring of the Notes and Term Notes in November 2007, (see Note 4 to Condensed Notes to Consolidated Financial Statements), the effective interest rate of these debt instruments, in the aggregate, has been reduced from 53% to 31%.
          In connection with the original December 2005 financing, we also issued warrants to Pequot (the “Pequot Warrants”) in two series to purchase shares of our common stock at an initial exercise price of $3.10 per share, subject to adjustment in certain circumstances, which Pequot Warrants expire on December 30, 2009. The Series 1 Warrants were initially exercisable for the purchase of up to 1,002,278 shares of our common stock, and the Series 2 Warrants were initially exercisable for the purchase of up to 343,876 shares of our common stock. Due to the issuance of warrants to our new senior lenders, in December 2006, pursuant to the anti-dilution provisions contained in such warrants, the Series 1 Warrants were automatically adjusted to become exercisable for the purchase of up to 2,390,047 shares at $1.30 per share, and the Series 2 Warrants were automatically adjusted to become exercisable for the purchase of up to 820,012 shares at $1.30 per share. Subsequent to this adjustment, upon the exercise of any Warrants after the issuance of an aggregate of 2,390,047 shares of our common stock (as adjusted for any stock splits, stock combinations or similar events), we may either (i) deliver the applicable shares of common stock, or (ii) pay to Pequot an amount equal to the Black Scholes value of the Pequot Warrants with respect to the portion exercised in excess of 2,390,047 shares (subject to adjustments mentioned above). The portion of the Warrants with respect to which the cash amount has been paid will be cancelled and retired. As a result of stockholder approval, both the Series 1 Warrants and Series 2 Warrants are currently fully exercisable, subject to a blocker that would prevent Pequot’s stock ownership at any given time from exceeding 9.9% of our outstanding common stock. See Notes 3, 4 and 5 to the Condensed Notes to Consolidated Financial Statements for a detailed discussion of the Optex Initial Acquisition and the related financings and debt.
          On December 29, 2006, we amended certain of the agreements with Timothy Looney regarding our Buyer Option to purchase the remaining 30% interest in Optex. In consideration for such amendments, we issued a one-year unsecured subordinated promissory note to Mr. Looney in the principal amount of $400,000, bearing interest at a rate of 11% per annum. In January 2007, we negotiated an amendment to our earnout agreement with Mr. Looney that extended his earnout period to December 2009 and reduced the aggregate maximum earnout to $3.9 million in consideration for a subordinated secured term loan from an entity owned by Mr. Looney providing for advances up to $2.0 million, bearing 10% interest per annum, provided to Optex, which term loan matures on the earlier of February 2009 or sixty days after retirement of our senior debt. At December 30, 2007, there was $2.0 million of debt outstanding under this subordinated secured term loan.
          We have received notices from Mr. Looney claiming that we are in default under our $400,000 one-year unsecured subordinated promissory note with Mr. Looney for the alleged nonpayment of principal and interest and that Optex is in default under its $2 million secured subordinated note with TWL Group, LP, an entity owned by Mr. Looney, for the alleged nonpayment of principal and interest. While we believe Mr. Looney currently is prohibited under a subordination agreement from demanding payment or taking any other action under the $400,000 note due to the existence of a technical default under our senior debt, such circumstances could change, requiring us to pay the scheduled principal and interest that would otherwise be due under the $400,000 note. In addition, TWL Group alleges that the maturity date of Optex’s $2 million note was November 29, 2007 and that principal and interest was due on that date. While we do not agree with TWL Group’s allegations and believe that the maturity date of the $2 million note currently is February 27, 2009, there can be no assurance that TWL Group’s allegations will not be successful. While we believe TWL Group currently would be prohibited under a subordination agreement from demanding payment or taking any other action under the $2 million note due to the existence of a technical default under our senior debt, such circumstances could change, requiring Optex to pay the scheduled principal and interest that would otherwise be due under the $2 million note if TWL Group’s allegations were successful. If circumstances change, requiring us and Optex to repay the scheduled principal and interest under the $400,000 note and the $2 million note, it would place a significant strain on our financial resources, may require us to raise additional funds and may make it difficult to obtain additional financing. If we are unable at such time to repay the scheduled principal and interest under the notes, it could expose us to a variety of remedies available to our senior lenders, including acceleration of the senior debt or foreclosure on our assets and the assets of Optex, and, subject to the subordination agreements, may expose us to any remedies that may be available to Mr. Looney and TWL Group, including acceleration of their notes or TWL Group’s foreclosure on the assets of Optex.
          On July 19, 2007, we entered into a Loan Agreement, a Secured Promissory Note (the “Promissory Note”) and an Omnibus Security Interest Acknowledgement with Longview Fund, L.P., one of our existing senior lenders that is an accredited institutional investor (the “Lender”), pursuant to which we closed a short-term non-convertible loan in the present principal amount of $2.1 million (the “Loan”), the proceeds of which were intended principally for general working capital purposes. The Promissory Note bears interest at a rate of 12% per annum, due together with the unpaid principal amount when the Promissory Note matures, which was originally on January 19, 2008, but was extended to December 30, 2009 pursuant to our November 2007 debt restructuring (see Note 4 to the Condensed Notes to Consolidated Financial Statements). If we fail to pay the principal and accrued interest within ten days after the maturity date, we will incur a late fee equal to 5% of such amounts.
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
          In consideration for our November 2007 debt restructuring, we issued the Restructuring Notes to Longview and Alpha in the aggregate principal amount of $1.0 million and $115,000, respectively, which Restructuring Notes do not accrue interest, and in general, are not due and payable until December 30, 2009. The Restructuring Notes contain cross-default provisions in the event the Company is in default under any other indebtedness for borrowed money in excess of $100,000 in the aggregate (other than trade payables or professional fees), or upon any event which gives any holder or trustee of such indebtedness for borrowed money the right to accelerate its maturity (subject to certain exceptions). The Restructuring Notes also provide for an event of default in the event the Company is in default under one or more obligations in an aggregate monetary amount in excess of $1.0 million (or $2.0 million with respect to accounts payable), but excluding professional fees or obligations owed to Timothy Looney and TWL Group, L.P. The Restructuring Notes are secured by substantially all of our assets, including those of Optex.
          Capital Lease Obligations. Our outstanding principal balance on our capital lease obligations of $69,900 at December 30, 2007 relate primarily to manufacturing and test equipment at our Costa Mesa, California operations and are included as part of current and non-current liabilities within our consolidated balance sheet.
          Operating Lease Obligations. We have various operating leases covering equipment and facilities located in Costa Mesa, California, and Richardson, Texas.
          Deferred Compensation. We have a deferred compensation plan, the ESCP, for select key employees of the Company. Benefits payable under the ESCP are established on the basis of years of service with the Company, age at retirement and base salary, subject to a maximum benefits limitation of $137,000 per year for any individual. The ESCP is an unfunded plan. The recorded liability for future expense under the ESCP is determined based on expected lifetime of participants using Social Security mortality tables and discount rates comparable to that of rates of return on high quality investments providing yields in amount and timing equivalent to expected benefit payments. At the end of each fiscal year, we determine the assumed discount rate to be used to discount ESCP liability. We considered various sources in making this determination for fiscal 2007, including the Citigroup Pension Liability Index, which at September 30, 2007 was 6.29%. Based on this review, we used a 6% discount rate for determining the ESCP liability at September 30, 2007 and will continue to use this discount rate for interim periods of fiscal 2008. There are presently two of our retired executives who are receiving benefits aggregating $184,700 per annum under the ESCP. Two of our current executives are eligible for benefits aggregating $274,000 per annum upon their retirement. As of December 30, 2007, $3,951,500 has been accrued in the accompanying Consolidated Balance Sheet for the ESCP, of which amount $184,700 is a current liability expected to be paid during the subsequent twelve months. Our financial statements for periods prior to fiscal 2007 have been restated to reflect ESCP liability. See the “Explanatory Note” immediately preceding Part I, Item 1 and Note 1, “General — Summary of Significant Accounting Policies — Restatement and Reclassifications,” in Condensed Notes to Consolidated Financial Statements.
          Other Commitments. Pursuant to a Consulting Termination Agreement and Release, at December 30, 2007, we were obligated to issued 500,000 shares of our common stock, valued at $400,000, as the second and final payment to settle all obligations owed to a consulting company, of which one of our former directors is the sole owner. See Note 14 to our Condensed Notes to Consolidated Financial Statements. This

payment in common stock was made in January 2008. See Note 15 to our Condensed Notes to Consolidated Financial Statements.
          The following table summarizes the Company’s contractual obligations as of December 30, 2007.

	Payments Due by Period
		1 year or
Contractual Obligations	Total	less	2-3 years	4-5 years
Long-term debt	$21,900,000	$—	$21,900,000	$—
Short-term note	400,000	400,000	—	—
Deferred interest	1,757,500	—	1,757,500	—
Capital leases	69,900	39,300	30,600	—
Operating leases	1,419,000	862,000	538,000	19,000
Executive Salary Continuation Plan liability (1)	1,108,200	184,700	554,100	369,400

(1)	Executive Salary Continuation Plan obligations could increase in periods shown through additional retirements or decrease through death of existing retirees. Amounts shown only include payments to existing retirees.
          Stock-Based Compensation
          As discussed in Note 1 to our Condensed Notes to Consolidated Financial Statements included in this report, effective October 3, 2005, we adopted SFAS 123(R), which resulted in our recognition of stock-based compensation of $39,300 and $50,000 for the 13-week periods ended December 30, 2007 and December 31, 2006, respectively. This stock-based compensation was attributable to the following:

	13 Weeks Ended	13 Weeks Ended
	December 30, 2007	December 31, 2006
Cost of contract research and development revenue	$6,900	$31,400
General and administrative expense	32,400	18,600

	$39,300	$50,000

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
          We adopted SFAS 123(R) using the modified prospective method. Under this transition method, compensation costs recognized in the 13-week periods ended December 30, 2007 and December 31, 2006 includes: (i) compensation cost for all share-based payments granted prior to, but not yet earned as of October 3, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (ii) compensation cost for all share-based payments granted subsequent to October 2, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

          We also will continue to account for equity instruments issued to persons other than our employees and directors (“non-employees”) in accordance with the provisions of SFAS 123 and EITF 96-18. All transactions in which goods or services are the consideration received for equity instruments issued to non-employees are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of any such equity instrument is the earliest to occur of (i) the date on which the third-party performance is complete, (ii) the date on which it is probable that performance will occur, or (iii) if different, the date on which the compensation has been earned by the non-employee. In the 13-week period ended December 30, 2007, we issued 500,000 shares of our common stock, valued at $400,000, to a non-employee director as partial payment for services rendered under a consulting contract.
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
          For purposes of SFAS 123(R), we calculate stock option-based compensation by estimating the fair value of each option granted using the Black-Scholes option valuation model and various assumptions that are described in Note 1 to our Condensed Consolidated Financial Statements. Once the compensation cost of an option is determined, we recognize that cost on a straight-line basis over the requisite service period of the option, which is typically the vesting period for options granted by us. We calculate compensation expense of non-vested stock grants by determining the fair value of each such grant as of their respective dates of grant using our stock price at such dates with no discount. We recognize compensation expense on a straight-line basis over the requisite service period of a non-vested stock award.
          For the 13-week period ended December 30, 2007, stock-based compensation comprised compensation costs attributable to such period for those options that were not fully vested upon adoption of SFAS 123(R) and compensation costs for options and non-vested stock grants that were awarded during the period, prorated from the date of award to December 30, 2007, adjusted for estimated forfeitures in accordance with SFAS 123(R) and compensation costs for vested stock grants made during the period. There were no options to purchase shares of our common stock granted during the 13-week period ended December 30, 2007. During that period, there were awards of 200 shares of vested stock made to employees and awards of 530,200 shares of non-vested stock made to employees and directors.
          The method we employ to calculate stock-based compensation is consistent with the method used to compute stock-based compensation under SFAS 123, except that under SFAS 123(R), we are required to estimate expected forfeitures, rather than adjusting for forfeitures when they occur as required under SFAS 123. We have estimated forfeitures to be 7%, which reduced stock-based compensation cost by $2,000 in the 13-week period ended December 30, 2007.
          At December 30, 2007, the total compensation costs related to non-vested awards not yet recognized was $296,200. The weighted-average remaining vesting period of unvested options at December 30, 2007 was 0.7 years.

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
          (b) Changes to Internal Control over Financial Reporting. Our fiscal 2005 audit identified an error in our SFAS 123 stock option disclosures that had not been detected in our initial fiscal 2005 financial statement close process, resulting in an adjustment to both the fiscal 2005 and fiscal 2004 footnote disclosures. As we have continued to grow, the volume of routine transactions, including option and stock grants to employees and service providers, has grown significantly. Additionally, we have recently entered into complex transactions including, but not limited to: the Optex acquisition, other long-term contracts and financing transactions. Such transactions, as well as others, and the increasing volume of routine transactions, have created increased burdens upon our financial and accounting staff, particularly when they occur in schedule proximity to our financial statement close process as was the case with the Optex acquisition and the refinancing of our debt in December 2006. As a result, during the financial statement close process for fiscal 2005 and both the quarterly and annual financial close processes of fiscal 2006, we did not have sufficient internal resources to monitor financial accounting standards and to maintain controls to appropriately interpret, implement and review the application of new financial accounting standards, reporting requirements, and the completeness and correctness of disclosures in accordance with GAAP and the SEC’s rules and regulations. The absence of such controls over financial reporting constituted a material weakness in internal control that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As part of our remediation plan with respect to this material weakness, we hired a new Corporate Controller in the third quarter of fiscal 2006 and a new Assistant Controller in the fourth quarter of fiscal 2006. We also changed our internal controls to take advantage of these new resources. However, these steps did not fully remediate the above identified material weakness in our fiscal 2006 and fiscal 2007 financial close process. We believe that we have begun to remediate these material weaknesses through the additions to our financial staff discussed above and the implementation of additional controls in our fiscal 2007 financial close process, but had not yet fully remediated the material weaknesses as of September 30, 2007, as evidenced by significant post closing adjustments recorded by us, including those related to our restatement associated with initial recording of our ESCP liability. We believe that we will have to further strengthen our financial resources if we undertake the additional growth that we have stated that we seek or if we consummate further complex transactions. We cannot guarantee that our actions in the future will be sufficient to accommodate possible future growth or complex transactions that could create other material weaknesses.
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

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
          In January 2008, Timothy Looney, the former shareholder of Optex, filed a lawsuit in the Superior Court of California, County of Orange, against the Company and its senior lenders alleging that the Company had breached its contract to register the shares of the Company’s common stock issued to Mr. Looney to purchase the final 30% of Optex. Mr. Looney also alleges that the Company’s senior lenders have tortiously and negligently interfered with his contractual rights with the Company by requiring the Company to refrain from registering his securities. Pursuant to this lawsuit, Mr. Looney is seeking partial liquidated damages, declarative and injunctive relief compelling the Company to register his shares and unspecified compensatory damages. The Company believes that it has meritorious defenses against these claims and intends to pursue these defenses vigorously. (See Note 5 of the Condensed Notes to the Consolidated Financial Statements).
          We have been, and may from time to time, become a party to various other legal proceedings arising in the ordinary course of our business. We do not presently know of any such matters, the disposition of which would be likely to have a material effect on our consolidated financial position, results of operations or liquidity.
Item 1A. Risk Factors
          A restated description of the risk factors associated with our business is set forth below. This description includes any changes (whether or not material) to, and supersedes, the description of the risk factors associated with our business previously discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.
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
          We expect that we will need to raise additional capital in the future; additional funds may not be available on terms that are acceptable to us, or at all. In addition to our significant net losses in recent periods, we have also historically experienced negative cash flows, from operations or other uses of cash. Due largely to our capital expenditures, we experienced a net reduction of our cash during fiscal 2005 of approximately $754,500. In fiscal 2006, due largely to debt service related to the Initial Acquisition of Optex, we experienced a net reduction in cash of $726,800. In fiscal 2007, we had a modest increase in cash, largely due to financing activities, but used approximately $4.4 million of cash in operating activities. In the first quarter of fiscal 2008, we experienced a net reduction in cash of $989,000. To offset the effect of negative net cash flows, we have historically funded a portion of our operations through multiple equity financings, and to a lesser extent through receivable financing. In December 2005, in order to finance the Initial Acquisition of Optex, we obtained a $4.9 million senior secured term loan and borrowed $10.0 million of subordinated secured convertible notes. We had to raise $8.25 million in December 2006 to refinance the senior secured term loan and our $2 million revolving line of credit and to enhance our working capital. We entered into a short-term promissory note, with a present principal value of $2.1 million, with one of our senior lenders in July 2007 to further enhance our liquidity and were subsequently able to extend it to long-term status in November 2007, along with restructuring our other debt, but at a cost of an increase of an additional $1.1 million in our aggregate debt. We anticipate we will have to raise additional capital in the future to service or retire our debt, remedy debt defaults, replace lenders and to finance our future working capital needs. We cannot assure you that any additional capital will be available on a timely basis, on acceptable terms, or at all. Future financings may require stockholder approval, which may not be obtainable. Future equity financings may be difficult to obtain while the ability to register resales of our equity securities is subject to consent of our senior lenders. If we are not able to obtain additional capital as may be required, our business, financial condition and results of operations could be materially and adversely affected.
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
          In January 2007, we received a Nasdaq Staff Determination notifying us that we failed to comply with Nasdaq Marketplace Rule 4310(c)(14) as a result of our failure to timely file our Form 10-K for the fiscal year ended October 1, 2006. As a result of such late filing and the receipt of such Nasdaq Staff Determination, our Series 1 and Series 2 Notes, our term loan with our new senior lenders, our $400,000 unsecured subordinated promissory note with Mr. Looney and Optex’s $2 million secured subordinated note with Mr. Looney became in default. We received waivers that cured these defaults, and we filed our Form 10-K on January 31, 2007. If we are untimely in filing our Exchange Act reports in the future and receive additional Nasdaq Staff Determinations, we may experience additional defaults in the future under our outstanding debt instruments. After we filed our Form 10-K on January 31, 2007, Nasdaq notified us that we had regained compliance with Nasdaq Marketplace Rule 4310(c)(14), but we were notified by Nasdaq in December 2007 that we no longer comply with Nasdaq Marketplace Rule 4310(c)(4), and we cannot assure you that we will be able to regain or maintain our compliance with Nasdaq’s requirements in the future. The effect of the restatement of our fiscal 2006 balance sheet retrospectively caused our stockholders’ equity to be below the Nasdaq listing requirement of stockholders’ equity of $2.5 million or greater at October 1, 2006 when our market capitalization was also less than $35 million. (See Note 1, “Restatement and Reclassifications” of Condensed Notes to Consolidated Financial Statements). This condition was cured by our December 2006 debt refinancing prior to the filing of our fiscal 2006 Form 10-K in January 2007. Nonetheless, the cumulative effect of our restatement has substantially narrowed our margin for compliance with Nasdaq stockholders’ equity listing requirements in the future. At December 30, 2007, our stockholders’ equity was approximately $2.3 million, which is below the Nasdaq listing standard. Although we are investigating potential financing to address this deficiency, we cannot guarantee that we will be successful in such an endeavor. Nor can we assure you that we will be able to meet the alternative $35 million market capitalization standard, which we did not meet at December 30, 2007. If we fail to meet Nasdaq listing requirements, our common stock could be delisted, which would eliminate the primary market for your shares of common stock and would result in additional defaults under our outstanding debt instruments. As a result, you may not be able to sell your shares at an acceptable price, if at all. In addition, such delisting may make it more difficult or expensive for us to raise additional capital in the future.
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
          Our stock price could decline because of the potentially dilutive effect of future financings, conversions of notes, effect of anti-dilution provisions or exercises of warrants and common stock options. During the past three fiscal years, we issued approximately 9.0 million shares of our common stock, largely to fund our operations and to acquire the remaining 30% interest in Optex, resulting in significant dilution to our existing stockholders. At October 1, 2006, there were approximately 10.6 million shares of our common stock issuable upon the exercise of warrants and options and upon the conversion of our subordinated secured convertible notes. At December 30, 2007, largely due to the refinancing of our debt, our aggregate dilutive potential was approximately 17.1 million shares. Any additional equity or convertible debt financings in the future could result in further dilution to our stockholders. Existing stockholders also will suffer significant dilution in ownership interests and voting rights, and our stock price could decline, as a result of potential future application of price anti-dilution features of our subordinated convertible notes and the Pequot warrants, if not waived by the note holders and warrant holders.

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
          Significant sales of our common stock in the public market will cause our stock price to fall. As of December 30, 2007, we had approximately 28.9 million shares of common stock outstanding, all but approximately 2.7 million of which were freely tradable, other than restrictions imposed upon our affiliates. In addition, approximately 17.1 million shares of our common stock were issuable pursuant to outstanding options, warrants, convertible notes and other obligations. The average trading volume of our shares in December 2007, however, was only approximately 53,900 shares per day. Accordingly, the freely tradable shares and those shares that are potentially issuable are significantly greater in number than the daily average trading volume of our shares. If the holders of the freely tradable shares were to sell a significant amount of our common stock in the public market, the market price of our common stock would likely decline. If we raise additional capital in the future through the sale of shares of our common stock to private investors, we may, subject to existing restrictions lapsing or being waived, agree to register these shares for resale on a registration statement as we have done in the past. Upon registration, these additional shares would become freely tradable once sold in the public market, assuming the prospectus delivery and other requirements were met by the sellers, and, if significant in amount, such sales could further adversely affect the market price of our common stock. The sale of a large number of shares of our common stock also might make it more difficult for us to sell equity or equity-related securities in the future at a time and at the prices that we deem appropriate.
          The consolidation of our debt may have increased the likelihood that our debt could be accelerated. The unanticipated delays that we experienced in receipts of new research and development contracts in fiscal 2006 resulted in our failure to comply with our bank debt covenants several times since the inception of our credit facility with our previous senior lender, Square 1 Bank, and resulted in cross-defaults under our subordinated secured convertible notes. We renegotiated the covenants of our senior bank debt on the first of these occurrences but, as a result of subsequent occurrences, were required to refinance our senior bank debt, including the incorporation of our revolving line-of-credit into our senior term loan, to new senior lenders in December 2006. Although the new senior lenders have waived the prior defaults and cross-defaults associated with our original senior and subordinated debt, have waived the new financial condition default covenants associated with our new senior debt and have deferred our obligation to pay principal and interest until December 2009, we cannot assure you that the variability in our contract business and the margins in our product business will allow us to retire our debt obligations in a timely manner. Failure to comply with the requirements of our senior debt exposes us to a variety of remedies available to our senior lenders, including acceleration of the debt, which would place a significant strain on our financial resources or foreclosure on our assets and the assets of Optex. Our senior debt is secured by substantially all of our assets and the assets of Optex. As of December 30, 2007, we had term senior debt of approximately $8.25 million outstanding.

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
          We have received notices from Mr. Looney claiming that we are in default under our $400,000 one-year unsecured subordinated promissory note with Mr. Looney for the alleged nonpayment of principal and interest and that Optex is in default under its $2 million secured subordinated note with TWL Group, LP, an entity owned by Mr. Looney, for the alleged nonpayment of principal and interest. While we believe Mr. Looney currently is prohibited under a subordination agreement from demanding payment or taking any other action under the $400,000 note due to the existence of a technical default under our senior debt, such circumstances could change, requiring us to pay the scheduled principal and interest that would otherwise be due under the $400,000 note. In addition, TWL Group alleges that the maturity date of Optex’s $2 million note was November 29, 2007 and that principal and interest was due on that date. While we do not agree with TWL Group’s allegations and believe that the maturity date of the $2 million note currently is February 27, 2009, there can be no assurance that TWL Group’s allegations will not be successful. While we believe TWL Group currently would be prohibited under a subordination agreement from demanding payment or taking any other action under the $2 million note due to the existence of a technical default under our senior debt, such circumstances could change, requiring Optex to pay the scheduled principal and interest that would otherwise be due under the $2 million note if Mr. Looney’s allegations were successful. If circumstances change, requiring us and Optex to repay the scheduled principal and interest under the $400,000 note and the $2 million note, it would place a significant strain on our financial resources, may require us to raise additional funds and may make it difficult to obtain additional financing. If we are unable at such time to repay the scheduled principal and interest under the notes, it could expose us to a variety of remedies available to our senior lenders, including acceleration of the senior debt or foreclosure on our assets and the assets of Optex, and, subject to the subordination agreements, may expose us to any remedies that may be available to Mr. Looney and TWL Group, including acceleration of their notes or TWL Group’s foreclosure on the assets of Optex.
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
          We have historically generated substantial losses, which, if continued, could make it difficult to fund our operations or successfully execute our business plan, and could adversely affect our stock price. Since our inception, we have generated net losses in most of our fiscal periods. We experienced a net loss of approximately $3.7 million in the first quarter of fiscal 2008. We experienced a net loss of approximately $22.1 million for fiscal 2007, including the effect of approximately $4.4 million of debt extinguishment expenses resulting from the December 2006 refinancing of our debt and approximately $5.0 million of imputed non-cash interest expense resulting from debt discounts recorded in the fiscal year due to that refinancing and our July 2007 promissory note financing. We experienced net losses of approximately $8.4 million for fiscal 2006, including the effect recorded in that fiscal year of our December 2006 debt refinancing, and $1.8 million for fiscal 2005. We anticipate that we will incur approximately $6.2 million of additional debt discount expenses in subsequent reporting periods while our refinanced debt is outstanding. We cannot assure you that we will be able to achieve or sustain profitability on a quarterly or annual basis in the future. In addition, because we have significant expenses that are fixed or difficult to change rapidly, we generally are unable to reduce expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. For example, we experienced some significant contract delays in fiscal 2005 and fiscal 2006 that resulted in unanticipated additional operating expenses to keep personnel on staff while the contracts were pending with no corresponding revenues. In addition, our present level of contract research and development revenue makes us dependent on support from subcontractors to meet our operating plans and susceptible to losses when such support is delayed. Such factors could cause us to continue to experience net losses in future periods, which will make it difficult to fund our operations and achieve our business plan, and could cause the market price of our common stock to decline.
          Our government-funded research and development business depends on a limited number of customers, and if any of these customers terminate or reduce their contracts with us, or if we cannot obtain additional government contracts in the future, our revenues will decline and our results of operations will be adversely affected. For fiscal 2007, approximately 21% of our total revenues were generated from research and development contracts with the U.S. Air Force, approximately 9% of our total revenues were generated from research and development contracts with SAIC, a government contractor, and approximately 9% of our total revenues were generated from research and development contracts with the U.S. Army. For the first 13 weeks of fiscal 2008, approximately 10% of our total revenues were generated from research and development contracts with the U.S. Air Force, and approximately 9% of our total revenues were generated from research and development contracts with SAIC. Although we ultimately plan to shift our focus to include the commercialization of our technology, we expect to continue to be dependent upon research and development contracts with federal agencies and their contractors for a substantial portion of our revenues for the foreseeable future. Our dependency on a few contract sources increases the risks of disruption in this area of our business or significant fluctuations in quarterly revenue, either of which could adversely affect our consolidated revenues and results of operations.
          Because both our historical operations and those of Optex currently depend on government contracts and subcontracts, we face additional risks related to contracting with the federal government, including federal budget issues and fixed price contracts. General political and economic conditions, which cannot be accurately predicted, directly and indirectly may affect the quantity and allocation of expenditures by federal agencies. Even the timing of incremental funding commitments to existing, but partially funded, contracts can be affected by these factors. Therefore, cutbacks or re-allocations in the federal budget could have a material adverse impact on our results of operations as long as research and development contracts remain an important element of our business. Obtaining government contracts may also involve long purchase and payment cycles, competitive bidding, qualification requirements, delays or changes in funding, budgetary constraints, political agendas, extensive specification development and price negotiations and milestone requirements. Each government agency also maintains its own rules and regulations with which we must comply and which can vary significantly among agencies. Governmental agencies also often retain some portion of fees payable upon completion of a project and collection of these fees may be delayed for several months or even years, in some instances. In addition, an increasing number of our government contracts are fixed price contracts, which may prevent us from recovering costs incurred in excess of its budgeted costs. Fixed price contracts require us to estimate the total project cost based on preliminary projections of the project’s requirements. The financial viability of any given project depends in large part on our ability to estimate such costs accurately and complete the project on a timely basis. While we have historically not experienced material aggregate cost overruns on our fixed price contracts in our research and development business, we recorded approximately $1.3 million of provision for contract losses in fiscal 2007 for Optex’s production contracts, and our exposure to the risks of such overruns have increased in our products business due to the fact that Optex’s contracts are solely of a fixed-price nature. Some of those contracts are for products that are new to Optex and are thus subject to more potential for unanticipated impacts to manufacturing costs. In the event our actual costs exceed the fixed contractual cost of either our research and development contracts or our product contracts, we will not be able to recover the excess costs.
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
          If we fail to scale our operations appropriately in response to recent growth, the acquisition of Optex and changes in demand, we may be unable to meet competitive challenges or exploit potential market opportunities, and our business could be materially and adversely affected. We experienced a period of rapid growth in fiscal 2005 resulting in a 68% increase in our total revenues to $23.0 million in fiscal 2005 as compared to $13.7 million in fiscal 2004. Our total revenues in fiscal 2006 were $30.9 million, 34% higher than fiscal 2005, largely due to the acquisition of Optex. Our total revenues in the fiscal 2007 were $35.8 million, approximately 16% higher than fiscal 2006, again largely due to the acquisition of Optex. Our total revenues in the first 13 weeks of fiscal 2008 were approximately $8.0 million, approximately 2% less than the first quarter of fiscal 2007, but we are seeking to increase our total revenues in subsequent periods of fiscal 2008. Our past growth has placed, and any future growth in our historical business is expected to continue to place, a significant strain on our management personnel, infrastructure and resources. These strains are likely to become more pronounced as a result of our acquisition of Optex. To implement our current business and product plans, we will need to continue to expand, train, manage and motivate our workforce, and expand our operational and financial systems, as well as our manufacturing and service capabilities. All of these endeavors will require substantial management effort and additional capital. If we are unable to effectively manage the integration of Optex and our expanding operations, we may be unable to scale our business quickly enough to meet competitive challenges or exploit potential market opportunities, and our current or future business could be materially and adversely affected.
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
          Our stock price has been subject to significant volatility. You may not be able to sell your shares of common stock at or above the price you paid for them. The trading price of our common stock has been subject to wide fluctuations in the past. Since January 2000, our common stock has traded at prices as low as $0.64 per share and as high as $375.00 per share (after giving effect to the 1-for-20 reverse stock split effected in September 2001). The current market price of our common stock may not increase in the future. As such, you may not be able to resell your shares of common stock at or above the price you paid for them. The market price of the common stock could continue to fluctuate or decline in the future in response to various factors, including, but not limited to:
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
          If we are not able to adequately protect or enforce our patent or other intellectual property rights, our ability to compete in our target markets could be materially and adversely affected. We believe that our success will depend, in part, on the strength of our existing patent protection and the additional patent protection that we may acquire in the future. As of December 30, 2007, we held 56 U.S. patents and 16 foreign patents and had other U.S. patent applications pending as well as various foreign patent applications. Three of these patents, covering early versions of our stacking technology, expire in less than two years, which may narrow our ability to pose barriers to entry from competitors if these early technologies become commercially significant. It is possible that any existing patents or future patents, if any, could be challenged, invalidated or circumvented, and any right granted under these patents may not provide us with meaningful protection from competition. Despite our precautions, it may be possible for a third party to copy or otherwise obtain and use our products, services or technology without authorization, to develop similar technology independently or to design around our patents. In addition, we treat technical data as confidential and generally rely on internal nondisclosure safeguards, including confidentiality agreements with employees, and on laws protecting trade secrets, to protect proprietary information. We cannot assure you that these measures will adequately protect the confidentiality of our proprietary information or that others will not independently develop products or technology that are equivalent or superior to ours.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          As previously disclosed in our Form 8-K filed on February 5, 2008, in February 2008, we issued a warrant to purchase up to 500,000 shares of common stock at an exercise price of $1.30 per share that expires on February 4, 2013, to an accredited investor, a financial advisory and investment banking firm that the Company engaged to assist it to raise additional capital and to provide financial advisory services. The warrant may be exercised in cash or pursuant to a net exercise provision and the shares of common stock underlying the warrant are subject to piggyback registration rights.
          The sale and issuance of the securities described above were determined to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering, where the purchaser was either accredited or sophisticated and represented its intention to acquire securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof, and where the purchaser received or had access to adequate information about us; or in reliance on Regulation S promulgated thereunder, as transactions that occurred outside the United States. Except as otherwise described above, there were no underwriters, brokers or finders employed in connection with the issuances described above.

Item 3. Defaults Upon Senior Securities
          None.

Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits
10.1	Registration Rights Purchase Agreement dated November 28, 2007 among the Company, Longview, Alpha Capital Anstalt, Jolie G. Kahn and Barbara Mittman. (1)

10.2	September 2007 Amendment of July 2007 Secured Promissory Note effective September 30, 2007 between the Company and Longview. (2)

10.3	September 2007 Amendment of Series 2 Notes effective September 30, 2007 between the Company and Longview. (3)

10.4	September 2007 Amendment of December 2006 Term Notes effective September 30, 2007 among the Company, Longview and Alpha. (4)

10.5	Amendment of Series 1 Notes issued by the Company and held by Longview Fund, L.P. and Alpha Capital Anstalt, effective September 30, 2007. (5)

10.6	Secured Promissory Note (Restructuring) dated November 28, 2007 issuable to Longview, together with restructuring letter agreement dated November 28, 2007. (6)

10.7	Secured Promissory Note (Restructuring) dated November 28, 2007 issuable to Alpha, together with restructuring letter agreement dated November 28, 2007. (7)

10.8	Contingent Secured Promissory Note (Buyout) dated November 28, 2007 issuable to Longview Fund, L.P. (8)

10.9	Contingent Secured Promissory Note (Buyout) dated November 28, 2007 issuable to Alpha Capital Anstalt. (9)

10.10	Executive Salary Continuation Plan, as amended and restated December 26, 2007 (10)

10.11	Consulting Termination Agreement and Release dated December 28, 2007 between the Company and Christos Michael Toffales and CTC Aero, LLC. (11)

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(1)	Incorporated by reference to Exhibit 10.74 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on November 30, 2007.

(2)	Incorporated by reference to Exhibit 10.75 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on November 30, 2007.

(3)	Incorporated by reference to Exhibit 10.76 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on November 30, 2007.

(4)	Incorporated by reference to Exhibit 10.77 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on November 30, 2007.

(5)	Incorporated by reference to Exhibit 10.78 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on November 30, 2007.

(6)	Incorporated by reference to Exhibit 10.79 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on November 30, 2007.

(7)	Incorporated by reference to Exhibit 10.80 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on November 30, 2007.

(8)	Incorporated by reference to Exhibit 10.81 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on November 30, 2007.

(9)	Incorporated by reference to Exhibit 10.82 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on November 30, 2007.

(10)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Current Report on Form 8-K filed December 31, 2007.

(11)	Incorporated by reference to Exhibit 10.70 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Irvine Sensors Corporation (Registrant)
Date: February 13, 2008	By:	/s/ John J. Stuart, Jr.
John J. Stuart, Jr.
Chief Financial Officer (Principal Financial and Chief Accounting Officer)

Exhibit Index
10.1	Registration Rights Purchase Agreement dated November 28, 2007 among the Company, Longview, Alpha Capital Anstalt, Jolie G. Kahn and Barbara Mittman. (1)

10.2	September 2007 Amendment of July 2007 Secured Promissory Note effective September 30, 2007 between the Company and Longview. (2)

10.3	September 2007 Amendment of Series 2 Notes effective September 30, 2007 between the Company and Longview. (3)

10.4	September 2007 Amendment of December 2006 Term Notes effective September 30, 2007 among the Company, Longview and Alpha. (4)

10.5	Amendment of Series 1 Notes issued by the Company and held by Longview Fund, L.P. and Alpha Capital Anstalt, effective September 30, 2007. (5)

10.6	Secured Promissory Note (Restructuring) dated November 28, 2007 issuable to Longview, together with restructuring letter agreement dated November 28, 2007. (6)

10.7	Secured Promissory Note (Restructuring) dated November 28, 2007 issuable to Alpha, together with restructuring letter agreement dated November 28, 2007. (7)

10.8	Contingent Secured Promissory Note (Buyout) dated November 28, 2007 issuable to Longview Fund, L.P. (8)

10.9	Contingent Secured Promissory Note (Buyout) dated November 28, 2007 issuable to Alpha Capital Anstalt. (9)

10.10	Executive Salary Continuation Plan, as amended and restated December 26, 2007 (10)

10.11	Consulting Termination Agreement and Release dated December 28, 2007 between the Company and Christos Michael Toffales and CTC Aero, LLC. (11)

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(1)	Incorporated by reference to Exhibit 10.74 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on November 30, 2007.

(2)	Incorporated by reference to Exhibit 10.75 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on November 30, 2007.

(3)	Incorporated by reference to Exhibit 10.76 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on November 30, 2007.

(4)	Incorporated by reference to Exhibit 10.77 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on November 30, 2007.

(5)	Incorporated by reference to Exhibit 10.78 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on November 30, 2007.

(6)	Incorporated by reference to Exhibit 10.79 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on November 30, 2007.

(7)	Incorporated by reference to Exhibit 10.80 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on November 30, 2007.

(8)	Incorporated by reference to Exhibit 10.81 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on November 30, 2007.

(9)	Incorporated by reference to Exhibit 10.82 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on November 30, 2007.

(10)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Current Report on Form 8-K filed December 31, 2007.

(11)	Incorporated by reference to Exhibit 10.70 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.