Form 10-Q
period 2008-03-30
IRVINE SENSORS CORP/DE/
filed 2008-05-15
CIK 357108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2008
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 9, 2008, there were 31,020,574 shares of common stock outstanding.

IRVINE SENSORS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE THIRTEEN WEEKS ENDED MARCH 30, 2008
Irvine Sensors™, iNetworks™, Novalog™, Optex Systems™ and RedHawk™ and are among the Company’s trademarks. Any other trademarks or trade names mentioned in this report are the property of their respective owners.

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
     Unless otherwise stated, the information contained in this Form 10-Q reflects this restatement of our financial results.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
IRVINE SENSORS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 30, 2008
	Pro Forma
	(See Note 15)	March 30, 2008	September 30, 2007
Assets
Current assets:
Cash and cash equivalents	$	$1,233,100	$1,442,300
Restricted cash		39,600	39,600
Accounts receivable, net of allowance for doubtful accounts of $15,000 and $15,000, respectively		4,079,500	3,614,600
Unbilled revenues on uncompleted contracts, net of allowance of $150,000 and $0, respectively		1,585,000	1,289,300
Inventory, net		6,020,200	7,011,500
Prepaid expenses and other current assets		369,700	74,100

Total current assets	13,327,100	13,327,100	13,471,400
Property and equipment, net		5,589,000	5,771,400
Intangible assets, net		2,379,400	2,880,400
Goodwill		11,633,500	11,633,500
Deferred costs		437,200	587,200
Deposits		122,300	86,500

Total assets	$33,488,500	$33,488,500	$34,430,400

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$	$6,084,200	$5,949,900
Accrued expenses		4,102,700	2,638,700
Success fee payable to related party		—	500,000
Accrued estimated loss on contracts		1,002,600	1,577,400
Advance billings on uncompleted contracts		14,900	378,100
Deferred revenue		132,000	156,500
Income taxes payable		37,200	31,400
Promissory note payable — related party		400,000	400,000
Subordinated term loan — related party		2,000,000	—
Capital lease obligations — current portion		36,800	40,300

Total current liabilities	13,810,400	13,810,400	11,672,300
Restructured debt, net of discounts	10,115,400	12,926,900	10,869,300
Subordinated term loan — related party	—	—	2,000,000
Deferred interest	823,300	2,011,800	1,241,200
Executive Salary Continuation Plan liability		3,733,800	3,800,500
Capital lease obligations, less current portion		22,600	45,000
Minority interest in consolidated subsidiaries		324,700	324,800

Total liabilities	28,830,200	32,830,200	29,953,100

Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.01 par value, 80,000,000 shares authorized; 30,587,200 and 26,842,900 shares issued and outstanding, respectively		305,900	268,400
Common stock warrants; 6,644,900 and 6,144,900 warrants outstanding, respectively		—	—
Preferred stock, $0.01 par value, 500,000 shares authorized; 0 and 0 shares issued and outstanding, respectively (pro forma 133,300)	1,300	—	—
Deferred stock-based compensation		(774,100)	(299,700)
Common stock held by Rabbi Trust		(1,214,100)	(1,115,100)
Deferred compensation liability		1,214,100	1,115,100
Paid-in capital	158,960,600	154,961,900	151,163,600
Accumulated deficit		(153,835,400)	(146,655,000)

Total stockholders’ equity	4,658,300	658,300	4,477,300

	$33,488,500	$33,488,500	$34,430,400

See Accompanying Condensed Notes to Consolidated Financial Statements.

IRVINE SENSORS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
		April 1,		April 1,
	March 30,	2007	March 30,	2007
	2008	As Restated (1)	2008	As Restated (1)
Revenues:
Contract research and development revenue	$4,364,500	$3,942,300	$7,076,200	$7,946,500
Product sales	6,694,700	4,061,000	11,947,900	8,172,400
Other revenue	3,000	6,200	12,500	10,100

Total revenues	11,062,200	8,009,500	19,036,600	16,129,000

Cost and expenses:
Cost of contract research and development revenue	3,368,300	3,434,600	5,691,600	6,792,600
Cost of product sales	5,792,300	3,216,400	10,308,400	6,513,000
General and administrative expense	3,240,200	3,748,200	6,081,500	6,244,900
Research and development expense	295,500	441,900	640,100	573,300

Total costs and expenses	12,696,300	10,841,100	22,721,600	20,123,800

Loss from operations	(1,634,100)	(2,831,600)	(3,685,000)	(3,994,800)
Interest expense	(1,822,700)	(2,261,800)	(3,482,300)	(3,172,000)
Loss on extinguishment of debt	—	—	—	(4,398,000)
Gain (loss) on disposal of assets	(1,600)	—	800	—
Interest and other income	600	1,000	1,000	1,400

Loss before minority interest and provision for income taxes	(3,457,800)	(5,092,400)	(7,165,500)	(11,563,400)
Minority interest in loss of subsidiaries	—	300	100	85,000
Benefit (provision) for income taxes	(9,100)	89,500	(15,000)	81,600

Net loss	$(3,466,900)	$(5,002,600)	$(7,180,400)	$(11,396,800)

Basic and diluted net loss per common share	$(0.12)	$(0.20)	$(0.25)	$(0.50)

Weighted average number of common shares outstanding	29,767,900	25,169,000	28,622,300	22,646,200

(1)	See Note 1, “General — Summary of Significant Accounting Policies — Restatement and Reclassifications”
See Accompanying Condensed Notes to Consolidated Financial Statements.

IRVINE SENSORS CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

			Common
			Stock
	Common Stock		Warrants	Deferred			Total
	Shares Issued		Issued	Stock-Based	Paid-in	Accumulated	Stockholders’
	Number	Amount	Number	Compensation	Capital	Deficit	Equity
Balance at October 1, 2006, as restated (1)	19,965,900	$199,700	2,227,100	$—	$124,535,800	$(124,523,900)	$211,600
Common stock issued to employee retirement plans	700,000	7,000	—	(1,435,000)	1,428,000	—	—
Common stock and warrants issued to pay operating expenses	50,000	500	200,000	—	198,000	—	198,500
Stock-based compensation expense — vested stock	189,600	1,900	—	—	272,400	—	274,300
Common stock options exercised	182,600	1,700	—	—	253,600	—	255,300
Common stock warrants exercised	1,346,100	13,500	(1,346,100)	—	1,736,500	—	1,750,000
Common stock warrants issued	—	—	3,500,000	—	4,635,000	—	4,635,000
Additional common stock warrants issued under anti-dilution provisions	—	—	1,863,900	—	2,950,000	—	2,950,000
Common stock warrants expired	—	—	(300,000)	—	—	—	—
Common stock issued to pay cash continuation fee	300,000	3,000	—	—	397,000	—	400,000
Common stock issued to purchase 30% of Optex	2,692,300	26,900	—	—	5,438,500	—	5,465,400
Common stock issued to convert debt	1,196,200	12,000	—	—	1,543,000	—	1,555,000
Stock-based compensation expense — options	—	—	—	—	125,800	—	125,800
Amortization of deferred stock-based compensation	—	—	—	62,500	—	—	62,500
Beneficial conversion feature in convertible notes	—	—	—	—	7,290,000	—	7,290,000
Issuance of nonvested stock	220,200	2,200	—	(362,200)	360,000	—
Amortization of employee retirement plan contributions	—	—	—	1,435,000	—	—	1,435,000
Net loss	—	—	—	—	—	(22,131,100)	(22,131,100)

Balance at September 30, 2007	26,842,900	268,400	6,144,900	(299,700)	151,163,600	(146,655,000)	4,477,300
Common stock issued to employee retirement plans	1,224,100	12,200	—	(1,099,000)	1,199,700	—	112,900
Common stock issued to pay operating expenses	1,471,400	14,700	—	—	1,162,400	—	1,177,100
Stock-based compensation expense — vested stock	284,900	2,900	—	—	207,800	—	210,700
Common stock options exercised	532,500	5,400	—	—	825,700	—	831,100
Common stock warrants issued	—	—	500,000	—	—	—	—
Stock-based compensation expense — options	—	—	—	—	240,300	—	240,300
Amortization of deferred stock-based compensation	—	—	—	72,400	—	—	72,400
Issuance of nonvested stock	231,400	2,300	—	(164,700)	162,400	—	—
Amortization of employee retirement plan contributions	—	—	—	716,900	—	—	716,900
Net loss	—	—	—	—	—	(7,180,400)	(7,180,400)

Balance at March 30, 2008 (Unaudited)	30,587,200	$305,900	6,644,900	$(774,100)	$154,961,900	$(153,835,400)	$658,300

(1)	See Note 1, “General — Summary of Significant Accounting Policies — Restatement and Reclassifications”
See Accompanying Condensed Notes to Consolidated Financial Statements.

IRVINE SENSORS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 Weeks Ended
		April 1,
	March 30,	2007
	2008	As Restated (1)
Cash flows from operating activities:
Net loss	$(7,180,400)	$(11,396,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,464,300	1,522,700
Provision for allowance for inventory valuation	—	446,400
Non-cash interest expense	2,207,600	1,951,300
Non-cash extinguishment of debt expense	—	4,062,700
Gain on disposal of assets	(800)	—
Non-cash employee retirement plan contributions	716,900	749,800
Minority interest in net loss of subsidiaries	(100)	(85,000)
Common stock issued to pay operating expenses	1,177,100	103,800
Non-cash stock based compensation	523,400	320,300
(Increase) decrease in accounts receivable	(464,900)	1,223,200
(Increase) decrease in unbilled revenues on uncompleted contracts	(295,700)	889,900
Decrease (increase) in inventory	991,300	(3,083,600)
Increase in prepaid expenses and other current assets	(295,600)	(316,300)
Increase in other assets	(35,800)	(1,200)
Increase in accounts payable, accrued expenses and deferred interest	1,981,800	1,466,400
Payment of settlement fee for debt default	—	(1,250,000)
Decrease in accrued estimated loss on contracts	(574,800)	(7,800)
Decrease in Executive Salary Continuation Plan liability	(66,700)	(66,600)
Increase (decrease) in income taxes payable	5,800	(100,100)
Decrease in advance billings on uncompleted contracts	(363,200)	(94,000)
(Decrease) increase in deferred revenue	(24,500)	86,800

Total adjustments	6,946,100	7,818,700

Net cash used in operating activities	(234,300)	(3,578,100)

Cash flows from investing activities:
Property and equipment expenditures	(732,600)	(888,100)
Acquisition of patents	(54,300)	(91,000)
Proceeds from sale of fixed assets	6,800	—
Decrease in restricted cash	—	1,000

Net cash used in investing activities	(780,100)	(978,100)

Cash flows from financing activities:
Proceeds from senior term loan	—	8,250,000
Principal payments on bank term loan and line of credit	—	(6,083,400)
Note proceeds from related party	—	2,000,000
Debt issuance costs paid	—	(593,000)
Proceeds from options and warrants exercised	831,100	1,795,600
Principal payments of capital leases	(25,900)	(37,700)

Net cash provided by financing activities	805,200	5,331,500

Net (decrease) increase in cash and cash equivalents	(209,200)	775,300
Cash and cash equivalents at beginning of period	1,442,300	582,800

Cash and cash equivalents at end of period	$1,233,100	$1,358,100

Non-cash investing and financing activities:
Stock and promissory note issued for acquisition of 30% of Optex	$—	$5,865,400
Non-cash debt conversion to common stock	$—	$775,000
Supplemental cash flow information:
Cash paid for interest	$6,200	$433,600
Cash paid for income taxes	$9,100	$19,900

(1)	See Note 1, “General — Summary of Significant Accounting Policies — Restatement and Reclassifications”
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
     The consolidated financial information for the 13-week and 26-week periods ended March 30, 2008 and April 1, 2007 included herein is unaudited but includes all normal recurring adjustments which, in the opinion of management of the Company, are necessary to present fairly the consolidated financial position of the Company at March 30, 2008, the results of its operations for the 13-week and 26-week periods ended March 30, 2008 and April 1, 2007 and its cash flows for the 26-week periods ended March 30, 2008 and April 1, 2007. As discussed in Note 3, ISC purchased a 70% ownership interest in Optex Systems, Inc. (“Optex”) on December 30, 2005 (the “Initial Acquisition”) and purchased the remaining 30% interest in Optex on December 29, 2006. The assets and liabilities of Optex included in the accompanying consolidated balance sheet at March 30, 2008 reflect the determination of the estimated fair value of the net assets acquired, with the excess of the purchase price reported as goodwill. The consolidated financial information as of September 30, 2007 included herein has been derived from the Company’s audited consolidated financial statements as of, and for the year ended, September 30, 2007.
Description of Business
     The Company operates in the vision systems industry, enabled by proprietary technology for three-dimensional packaging of electronics and manufacturing of electro-optical products. The Company designs, develops, manufactures and sells vision systems and miniaturized electronic products for defense, security and commercial applications. The Company also performs customer-funded contract research and development related to these products, mostly for U.S. government customers or prime contractors. Most of the Company’s historical business relates to application of proprietary technologies for stacking either packaged or unpackaged semiconductors into more compact three-dimensional forms, which the Company believes offer volume, power, weight and operational advantages over competing packaging approaches, and which the Company believes allows it to offer proprietary system products with unique operational features.
     The products of Optex, the Company’s wholly-owned subsidiary, range from simple subassemblies to complex systems comprised of opto-mechanical and electro-optical products, which are typically built pursuant to customer-supplied designs. Many of Optex’s products are sold pursuant to multi-year, fixed-price contracts, with pre-negotiated cost-inflation features, that are procured competitively by the military services or by prime contractors to the military services. Optex accounted for approximately 38% and 53% of total revenues in the first 26 weeks of fiscal 2007 and fiscal 2008, respectively.

     None of the Company’s subsidiaries except Optex accounted for more than 10% of its total assets at March 30, 2008 or have separate employees or facilities.
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
     Fiscal Periods. The Company’s fiscal year ends on the Sunday nearest September 30. Fiscal 2007 ended on September 30, 2007 and included 52 weeks. The current fiscal year ending September 28, 2008 (“fiscal 2008”) will also include 52 weeks. The Company’s first half of fiscal 2008 was the 26-week period ended March 30, 2008.
     Use of Estimates. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The Company believes its estimates of inventory reserves and estimated costs to complete contracts, as further discussed below, to be the most sensitive estimates impacting financial position and results of operations in the near term. In addition, the Company’s estimates made in testing the carrying value of goodwill related to the Optex acquisition for impairment could also materially impact its financial position and results of operations. If the Company is not able to satisfy its working capital needs for execution of Optex’s backlog, the carrying value of goodwill related to Optex could become impaired and the Company’s financial position and results of operations could be materially adversely affected.
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
     During the 26 weeks ended March 30, 2008, the Company’s accrued estimated loss on contracts decreased $574,800, from $1,577,400 to $1,002,600. This decrease reflects a change in the Company’s aggregate estimate (excluding contingencies), which management believes reflects ETCs for contracts in progress based on their completion status at March 30, 2008 and current and future technical requirements under the program contracts. A majority of the decrease in the 26 weeks ended March 30, 2008 was related to Optex contracts and consisted of the net of decreases of reserves on various contracts, largely as a result of re-negotiations producing an aggregate reduction of $946,900 in accrued estimated loss on contracts, offset by $572,100 of new reserves established for orders under Optex contracts with uneconomic pricing.
     Revenues. The Company derives revenue from contract research and development, as well as from product sales. Revenues derived from contracts to develop prototypes and provide research, development, design, testing and evaluation of complex detection and control defense systems contributed materially to total revenues during the first 26 weeks of fiscal 2008 and fiscal 2007. The Company’s research and development contracts are usually cost reimbursement plus fixed fee, fixed price level of effort or occasionally firm fixed price. The Company’s cost reimbursement plus fixed fee research and development contracts require the Company’s good faith performance of a statement of work within overall budgetary constraints, but with latitude as to resources utilized. The Company’s fixed price level of effort research and development contracts require the Company to deliver a specified number of labor hours in the performance of a statement of work. The Company’s firm fixed price research and development contracts require the Company to deliver specified items of work independent of resources utilized to achieve the required deliverables. Revenues for all types of research and development contracts are recognized as costs are incurred and include applicable fees or profits primarily in the proportion that costs incurred bear to estimated final costs. Costs and estimated earnings in excess of billings under government research and development contracts are accounted for as unbilled revenues on uncompleted contracts, stated at estimated realizable value and are expected to be realized in cash within one year.

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
     The Company’s revenues derived from product sales in the 26 weeks ended March 30, 2008 and April 1, 2007 were primarily derived from sales of optical equipment by Optex and, to a lesser degree, from shipments of the Company’s stacked chip products and miniaturized camera products, including both infrared viewers and visible spectrum cameras. Production orders for the Company’s products that are not sold by Optex are generally priced in accordance with established price lists. Optex prices its products pursuant to negotiated contracts. Optex’s products are largely shipped both to U.S. military agencies and to prime contractors to those agencies. Memory stack products and visible spectrum cameras are primarily shipped to original equipment manufacturers (“OEMs”). Infrared viewers are both subsystem and system level products for shipment to either OEMs or to end user customers, initially for military applications. Revenues are recorded when products are shipped provided that the following conditions are met:
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
     The Company does not utilize distributors for the sale of its products nor does it enter into revenue transactions in which the customer has the right to return product, other than pursuant to warranty. Accordingly, no provisions are made for sales returns, contractual price protection or adjustments in the recognition of revenue.
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
     Inventory. Product inventory is valued at the lower of cost or market. Cost of the Company’s product inventory includes direct material and labor costs as well as manufacturing overhead costs allocated based on direct labor dollars. Inventory cost is determined using the average cost method. Pursuant to contract provisions, agencies of the U.S. Government and certain other customers have title to, or a security interest in, inventories related to certain contracts as a result of advances and progress payments. The Company reflects those advances and payments as an offset against the related inventory balances. Inventories are reviewed quarterly to determine salability and obsolescence. A reserve is established for slow moving and obsolete product inventory items. In addition, the Company believes that its marketing of probable new research and development contracts under specific government budgets and programs is facilitated by the capitalization of material, labor and overhead costs that are eventually recoverable under such contracts. Due to the uncertain timing of such contract awards, the Company maintains significant reserves for this inventory to avoid overstating its value. (See Note 8).
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
     Share-Based Payments. The Company accounts for stock-based compensation under Statement of Financial Accounting Standards (“ SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the fair value of all option grants or stock issuances made to employees or directors on or after its implementation date (the beginning of fiscal 2006), as well as a portion of the fair value of each option and stock grant made to employees or directors prior to the implementation date that represents the nonvested portion of these share-based awards as of such implementation date to be recognized as an expense. These amounts are expensed after the implementation date over the respective vesting periods of each award using the straight-line attribution method. The Company calculates stock option-based compensation by estimating the fair value of each option as of its date of grant using the Black-Scholes option pricing model. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options (e.g., they contain vesting and hedging restrictions and are not fully transferable), the Black-Scholes model may not provide an accurate measure of fair value of the Company’s employee stock options.
     The Company has historically issued stock options and vested and nonvested stock grants to employees and outside directors whose only condition for vesting has been continued employment or service during the related vesting or restriction period. Typically, the vesting period for such stock option grants has been four years for non-officer employee awards, and immediate vesting for officers and directors, although options have sometimes been granted with other vesting periods. The Company has only recently begun to issue nonvested stock grants, typically with vesting periods of three years.
     During the 13-week and 26-week periods ended March 30, 2008, the Company granted options to purchase 1,210,000 shares of its common stock. There were no option grants by the Company during the 13-week and 26-week periods ended April 1, 2007. The following assumptions were used for the valuation of the grants in fiscal 2008.

Risk free interest rate	4.04%
Expected life	5.63 years
Expected volatility	80.1%
Expected dividend yield	None
     Expected life of options granted is computed using the mid-point between the vesting period and contractual life of the options granted (the “simplified method”) as permitted by Staff Accounting Bulletin (“SAB”) No. 107 and 110. Expected volatilities are based on the historical volatility of the Company’s stock and other factors.
     Previously granted options to purchase 1,217,750 shares of the Company’s common stock with a weighted average exercise price of $1.31 per share and a weighted average fair value of $0.20 per share were unvested as of March 30, 2008. Total stock-based compensation expense during the 13-week and 26-week periods ended March 30, 2008 was $484,100 and $523,400, respectively, of which $59,700 and $66,700, respectively, was charged to cost of contract research and development, and $424,400 and $456,700, respectively, was charged to general and administrative expense during such periods. Total stock-based compensation expense during the 13-week and 26-week periods ended April 1, 2007 was $263,600 and $320,300, respectively, of which $21,000 and $52,400, respectively, was charged to cost of contract research and development, and $242,600 and $267,900, respectively, was charged to general and administrative expense during such periods.
     SFAS 123(R) requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. There are no tax benefits resulting from the exercise of stock options for the 13-week and 26-week periods ended March 30, 2008 and April 1, 2007.
     The Company’s subsidiaries did not grant any options during the 13-week and 26-week periods ended March 30, 2008 and April 1, 2007.
     The Company granted 201,100 shares of nonvested stock, net of 20,700 shares forfeited, and 162,700 shares of nonvested stock in the 13-week periods ended March 30, 2008 and April 1, 2007, respectively. During the 13-week periods ended March 30, 2008 and April 1, 2007, 55,600 and 0 previously issued nonvested shares, respectively, were vested. The Company granted 231,400 shares of nonvested stock, net of 22,700 shares forfeited, and 162,700 shares of nonvested stock in the 26-week periods ended March 30, 2008 and April 1, 2007, respectively. During the 26-week periods ended March

30, 2008 and April 1, 2007, 55,600 and 0 previously issued nonvested shares, respectively, were vested. The Company granted 1,311,700 shares of vested stock including vesting of 55,600 previously nonvested shares, valued at $1,065,700, and 164,600 shares of vested stock, valued at $231,300, in the 13-week periods ended March 30, 2008 and April 1, 2007, respectively. The Company granted 1,811,900 shares of vested stock including vesting of 55,600 previously nonvested shares, valued at $1,465,900, and 164,600 shares of vested stock, valued at $231,300, in the 26-week periods ended March 30, 2008 and April 1, 2007, respectively.
     The Company recognizes compensation expense on a straight-line basis over the vesting period of the option after consideration of the estimated forfeiture rate, which was 7% during fiscal 2007 and the 26-week period ended March 30, 2008. At March 30, 2008, the total compensation costs related to non-vested option awards not yet recognized was $15,900 and the weighted-average remaining vesting period of unvested options at March 30, 2008 was 1.2 years. Such amounts do not include the cost of new options that may be granted in future periods nor any changes in the Company’s forfeiture rate.
     Accounting for Stock and Warrant-Based Operating Expense. Under the fair value based method, expense is recorded based on the fair value of common stock and warrants issued to service providers at the date of such issuance and is recognized over the vesting period. In the 13-week and 26-week periods ended March 30, 2008, 971,400 shares and 1,471,400 shares of common stock, respectively, valued at $777,100 and $1,177,100, respectively, were issued to non-employee service providers. (See Note 14). In the 13-week and 26-week periods ended March 30, 2008, the Company issued a single five-year warrant to purchase up to 500,000 shares of the Company’s common stock to a non-employee service provider. (See Note 6). In the 13-week and 26-week periods ended April 1, 2007, no shares of common stock or warrants were issued to non-employee service providers.
     Software Development and Purchased Software. At March 30, 2008, the Company had capitalized software of approximately $237,600, which is net of accumulated amortization of $2,156,800. The Company capitalizes software in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). SOP 98-1 requires that certain costs incurred, either from internal or external sources, be capitalized as part of intangible assets and amortized on a straight-line basis over the useful life of the software. Planning, training, support and maintenance costs incurred either prior to or following the implementation phase are recognized as expense in the period in which they occur. The Company evaluates the carrying values of capitalized software to determine if the carrying values are impaired, and, if necessary, the Company would recognize an impairment loss in the period in which the impairment occurred.
     Goodwill and Other Intangible Assets. Goodwill represents the cost of acquired businesses in excess of fair value of the related net assets at acquisition. (See also Note 3). The Company does not amortize goodwill, but tests it annually, as of the first day of its fourth fiscal quarter and between annual testing periods if circumstances warrant, for impairment using a fair value approach. Given that the Company’s independent auditor has expressed substantial doubt about the Company’s ability to continue as a going concern (see Note 2), the Company updated its impairment review of goodwill related to the Optex acquisition at the unit level prior to the filing of its Annual Report on Form 10-K for fiscal 2007 and again prior to the filing of both this report on Form 10-Q and the preceding report on Form 10-Q for the 13-week period ended December 30, 2007. The Company concluded from these updates that increases in Optex’s funded backlog and negotiated economic improvement on certain Optex products had essentially compensated for lower realized and expected fiscal 2008 revenues and related impact to aggregate gross margins in terms of expected future cash flows, such that no impairment was required to be recorded at March 30, 2008. However, if the Company is not able to satisfy its working capital needs for execution of Optex’s backlog, the valuation of goodwill related to Optex could become impaired, and the Company’s financial condition and results of operation could be materially adversely affected, including non-compliance with Nasdaq’s listing maintenance requirement of at least $2.5 million of stockholders’ equity. (See also Note 2). Accordingly, the Company expects to continue to monitor these circumstances and update its impairment analysis of the Optex goodwill as required, rather than just on an annual basis.
     The Company amortizes the cost of other intangibles over their estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. The identified amortizable intangible assets at March 30, 2008 and September 30, 2007 derived from the acquisition of Optex consisted of non-competition agreements and customer backlog, with initial useful lives ranging from two to eight years. (See Note 3). The Company’s other intangible assets with definite lives at March 30, 2008 and September 30, 2007 consist principally of patents and trademarks related to the Company’s various technologies. Capitalized costs include amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of patent and trademark applications. These assets are amortized on a straight-line method over the shorter of their useful or legal life, generally ten years.
     Warrant Valuation and Beneficial Conversion Feature. The Company calculates the fair value of warrants issued with debt using the Black Scholes valuation method. The total proceeds received in the sale of debt and related warrants is allocated among these financial instruments based on their relative fair values. The debt discount arising from assigning a portion of the total proceeds to the warrants issued is recognized as interest expense from the date of issuance to the earlier of the maturity date of the debt or the conversion dates using the effective yield method. Additionally, when issuing convertible debt, including convertible debt issued with detachable warrants, the Company tests for the existence of a beneficial conversion feature in accordance with Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force Issue (“EITF”) No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and FASB EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. The Company records the amount of any beneficial conversion feature (“BCF”), calculated in accordance with these accounting standards, whenever it issues convertible debt that has conversion features at fixed rates that are in the money using the effective per share conversion price when issued. The calculated amount of the BCF is accounted for as a contribution to additional paid-in capital and as a debt discount that is recognized as interest expense from the date of issuance to the earlier of the maturity date of the debt or the conversion dates using the effective yield method. The maximum amount of BCF that can be recognized is limited to the amount which will reduce the net carrying amount of the debt to zero.
     Tangible Long-Lived Assets. The Company frequently monitors events or changes in circumstances that could indicate that the carrying amount of tangible long-lived assets to be held and used may not be recoverable. The determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. When impairment is indicated for a tangible long-lived asset, the amount of impairment loss is the excess of net book value of the asset over its fair value. Tangible long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. At March 30, 2008, management believed no indications of impairment existed.
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
     As discussed further in Note 4, in December 2006, the Company repaid the borrowings from its then senior bank lender with funds from a new $8.25 million term loan, bearing interest at 11% per annum, from two new lenders. Concurrent with these refinancing transactions, the new lenders also purchased through assignment the Company’s $10 million subordinated convertible notes from the original two holders of these notes. These debt refinancing transactions occurred on December 29, 2006, when the closing price of the Company’s common stock was $2.05 per share, and included the issuance to the new lenders, for no separate consideration, of five-year warrants to purchase an aggregate of 3.0 million shares of the Company’s common stock at an exercise price of $1.30 per share, which resulted in the subordinated convertible notes becoming convertible into 7,692,308 shares of the Company’s common stock. This warrant issuance, in turn, triggered an anti-dilution provision in the $10 million subordinated convertible notes that reduced the per share price at which said notes are convertible into shares of the Company’s common stock from $2.60 per share to $1.30 per share. After giving accounting recognition to the portion of the warrant’s value assigned to the transferred $10 million subordinated convertible notes and the intrinsic value of the beneficial conversion feature arising from the subordinated convertible notes new per share conversion price, the carrying amount of the $10 million subordinated convertible notes at December 31, 2006 was reduced to zero. Additionally, assigning a portion of the new five-year warrant’s value to the $8.25 million term loan reduced the term loan’s carrying value by approximately $1.5 million. In July 2007, the Company borrowed $2 million under a 6-month promissory note from one of its senior lenders. (See Note 4). The Company had the option of prepaying this note in August 2007, which it elected not to do. As a result, the principal of this note was increased by $100,000, the Company issued 300,000 shares of its common stock valued at $400,000 and a warrant to purchase 500,000 shares of its common stock valued at $405,000 to the lender, resulting in an aggregate of $905,000 of debt discounts. In November 2007, the Company restructured all of its debt obligations with its senior lenders effective September 30, 2007, resulting in the due date of the principal and interest under these obligations being extended to December 30, 2009. In consideration for the restructuring, the Company issued restructuring promissory notes in the aggregate principal amount of $1,115,000, due December 30, 2009, to its senior lenders. Because of the substantial debt discounts involved in these transactions, management believes that it is not practicable to estimate the fair value of the $8.25 million term loan, the $10 million subordinated convertible notes, the $2.1 million promissory note and the $1.1 million restructuring notes at March 30, 2008 without incurring unreasonable costs. Furthermore, because of the scale of the discounts already recorded, management does not believe that an estimation of the fair value of the debt instruments would result in a materially different result than what the Company has already recorded.

     Concentration of Credit Risk. Most of the Company’s accounts receivable are derived from sales to U.S. government agencies or prime government contractors. The Company does not believe that this concentration increases credit risks because of the financial strength of the payees. The Company has cash deposits at U.S. banks and financial institutions, which exceed federally insured limits at March 30, 2008. The Company is exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institution; however, the Company does not anticipate non-performance.
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
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides a single definition of fair value (“SFAS 157”), a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except for Statement No. 123(R) and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position for SFAS 157 (“FSP FAS 157-1”) to amend SFAS 157 to exclude SFAS 13, “Accounting for Leases”, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS 141, “Business Combinations”, or SFAS 141R, “Business Combinations”, regardless of whether those assets and liabilities are related to leases. Additionally, in February 2008, the FASB issued FASB Staff Position for SFAS 157 (“FSP FAS 157-2”), which delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. The Company does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial statements.

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
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which replaces FASB Statement No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date. SFAS 141R also requires shares issued in consideration for a business combination to be measured at fair value on the acquisition date, acquisition-related transaction costs to be expensed as incurred and establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS 141R to have a material impact on its consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statement—amendments of ARB No. 51 (“SFAS 160”).” SFAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS 160 to have a material impact on its consolidated financial statements.
Note 2 — Going Concern
     These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company generated net losses in fiscal 2005, fiscal 2006 and fiscal 2007 and the 26 weeks ended March 30, 2008 of approximately $1.8 million (restated), approximately $8.4 million (restated), approximately $22.1 million and approximately $7.2 million, respectively. Approximately $9.0 million of the net loss in fiscal 2007 was derived from the recognition of non-cash expenses related to the refinancing of the Company’s debt in December 2006, as discussed below. The Company engaged an investment banking firm in February 2008 to assist it to raise additional capital. However, there can be no guarantee as to the success of such an endeavor and absent such success, there will be a material and adverse effect on the financial condition of the Company. Accordingly, substantial doubt remains about the Company’s ability to continue as a going concern as of the date of this Report on Form 10-Q for the 13-week and 26-week periods ended March 30, 2008. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.
     Management believes that the Company’s historical operating losses have resulted to a significant degree from a combination of insufficient contract research and development revenue to support the Company’s skilled and diverse technical staff believed to be necessary to support exploitation of the Company’s technologies, amplified by the effects of discretionary investments to productize certain of those technologies. To some degree, this factor has continued to contribute to the Company’s operating losses through the date of this report. The Company has not yet been successful in many of its internal productization activities, nor has it been able to raise sufficient capital to fund the future development of many of its technologies. Accordingly, in recent years, the Company has sharply curtailed the breadth of its internal product investments, and instead has focused on the potential growth of its chip stacking and miniaturized camera products and an acquisition strategy. The Company followed this strategy through the fiscal 2006 Initial Acquisition of Optex, a manufacturing company that builds products according to customer supplied specifications, largely for government use, and the fiscal 2007 subsequent acquisition of the remaining 30% of Optex. Management believes that government funding for the types of products manufactured by Optex is inherently more stable than for the Company’s historical business and that Optex can contribute to improvements in the Company’s consolidated results, although such an outcome cannot be guaranteed, partially due to Optex’s substantial reliance on its supply chain. However, to date, the acquisition of Optex has contributed to the Company’s operating losses, rather than reducing them, due to costs related to the acquisition and the limited or negative gross margins achieved on Optex’s product sales with its current product mix and level of sales. In the first 26 weeks of fiscal 2007 and fiscal 2008, Optex accounted for 27% and 35%, respectively, of the Company’s operating loss.
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
     In November 2007, the Company amended it’s obligations with its senior lenders, effective September 30, 2007, such that all principal and interest thereon was deferred until December 2009. The aggregate principal of these obligations was increased by $1.1 million pursuant to this restructuring, and an additional $1.1 million contingent obligation was created dependent upon the amount of the aggregate debt to the senior lenders, if any, that remains unretired in December 2009. (See Note 4).

     The acquisition of Optex brought a substantial backlog for future sales of products that is expected to contribute cash flow from operations to the Company in future periods, although that outcome cannot be guaranteed. The Company’s funded backlog at March 30, 2008 was approximately $43.1 million, an amount well in excess of the Company’s total revenues for fiscal 2007. A substantial majority of this funded backlog is anticipated to be fulfilled in the next twelve months.
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
     The greatest variability in the Company’s operating and contingency plans relates to the ability to execute against Optex’s backlog. There can be no assurance that projected revenue growth will occur or that the Company will successfully implement its plans. Management believes, but cannot assure, that the Company will be able to raise additional working capital through equity or debt financings, subject to third party consents, to additionally fund its operations. The Company has engaged an investment banker to assist it to raise additional working capital, but the success of that endeavor cannot be guaranteed. The Company’s historical access to capital markets may be limited since the discount costs of recent debt financings have been significant, and the Company’s presently authorized capital structure limits the scope of potential additional equity financings. Even if this limitation is changed by stockholder action, consents of the Company’s senior lenders would be required for financings involving the issuance of certain equity securities and for certain registration statements, and there can be no assurance that such consents could be obtained. (See Note 4). In December 2007, Nasdaq notified the Company that its common stock had failed to trade above $1.00 per share for 30 consecutive trading days and, as a result, the Company was informed that it had 180 calendar days to regain compliance with the minimum $1.00 per share trading rule. Additionally, as of December 30, 2007, the Company also did not meet either the $2.5 million minimum stockholders equity Nasdaq listing standard or the $35 million minimum market capitalization Nasdaq listing standard. In February 2008, the Company was notified by Nasdaq that it had 15 days to submit a plan to cure these listing deficiencies, which it did. On April 1, 2008, the Company entered into a binding letter of intent with its senior lenders to sell and issue 133,332 shares of a newly created cumulative convertible preferred stock to those senior lenders in exchange for a portion of the Company’s Term Notes dated December 29, 2006 in the amount of $4 million of principal and interest. As a result of this debt exchange, the Company’s stockholders’ equity was increased by approximately $4.0 million. (See Note 15). Subsequent to the filing of the Company’s 8-K/A on April 24, 2008 disclosing this debt exchange transaction and its effect on stockholders’ equity, the Company was notified by the Nasdaq Staff that it had regained compliance with Nasdaq’s stockholders’ equity listing maintenance standard, subject to providing evidence of the equity effect of the debt exchange in this report on Form 10-Q. There can be no assurance that the Company will be able to sustain compliance against this or other Nasdaq listing criteria in subsequent reporting periods. Delisting from the Nasdaq Capital Market for the Company’s inability to cure violation of Nasdaq listing criteria could further significantly limit the Company’s ability to raise capital and could result in an event of default on the Company’s debt per the terms of the debt agreements. If the Company requires additional financing to meet its working capital needs, there can be no assurance that suitable financing will be available on acceptable terms, on a timely basis, or at all.

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
     In consideration for the Initial Acquisition, the Company made an initial cash payment to Mr. Looney of $14.0 million. An additional cash payment of $64,200 in consideration of the excess book value acquired over the target net book value specified in the stock purchase agreement was accrued in March 2006 and paid to Mr. Looney in July 2006 after completion of the audit of the financial statements of Optex for its fiscal year ended December 31, 2005. In January 2007, the Company amended an agreement entered into in connection with the Initial Acquisition that had originally provided Mr. Looney with the potential to receive up to an aggregate of $4.0 million in a cash earnout based upon the percentage of net cash flow generated from Optex’s business for fiscal 2006 and for each of the subsequent two fiscal years. The amended agreement extended the earnout period to December 2009 and reduced the maximum earnout potential to $3.9 million. Mr. Looney was not entitled to an earnout, as defined, for fiscal 2006 and fiscal 2007. The amended agreement was entered into with Mr. Looney in consideration for a secured subordinated term loan between Optex and Mr. Looney, which provided for advances to Optex of up to $2.0 million, maturing on the earlier of February 2009 or 60 days after the senior debt is repaid. As of September 30, 2007 and March 30, 2008, this secured subordinated term loan was fully advanced to Optex.
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
     The amortization of identifiable intangible assets associated with the Optex acquisition in the 13-week periods ended March 30, 2008 and April 1, 2007 was $113,000 and $257,400, respectively. The amortization of identifiable intangible assets associated with the Optex acquisition in the 26-week periods ended March 30, 2008 and April 1, 2007 was $370,300 and $435,200, respectively. Identifiable intangible assets include non-competition agreements and customer backlog, and will be amortized over respective estimated useful lives as follows, pro-rata to the 70% Optex ownership by the Company prior to December 29, 2006 and the 100% ownership thereafter:

	Useful Life	Acquired Fair	Unamortized Fair Value at
	in Years	Value	March 30, 2008

Non-competition agreement	2	$80,000	$9,000
Contractual backlog	2	$1,570,000	$176,600
Program backlog	8	$1,530,000	$1,140,500
     The identifiable intangible assets and recorded goodwill are not deductible for income tax purposes.
Note 4 — Restructured Debt
     Debt Restructuring
     In November 2007, the Company restructured all of its debt obligations with Longview and Alpha, its senior lenders, effective September 30, 2007. Pursuant to this restructuring, the maturity date of all principal and interest payment obligations under the Company’s Series 1 and Series 2 senior subordinated secured convertible notes (collectively the “Notes”), with the then aggregate principal balance of $8,445,000, the Company’s senior term notes (the “Term Notes”), with the then aggregate principal balance of $8,250,000 and the Company’s non-convertible promissory note initially due in January 2008 (the “Promissory Note”), with the then principal balance of $2,100,000, was extended to December 30, 2009. The stated interest rate payable on the Series 1 Notes has been increased to 10% per annum, compounding monthly. The interest rate on all of the other obligations to Longview and Alpha remains unchanged, except that interest now compounds on a monthly basis.
     In consideration for the restructuring, the Company issued promissory notes to Longview and Alpha in the aggregate principal amount of $1.0 million and $115,000, respectively (the “Restructuring Notes”), which Restructuring Notes do not accrue interest, and in general, are not due and payable until December 30, 2009. The Restructuring Notes contain cross-default provisions in the event the Company is in default under any other indebtedness for borrowed money in excess of $100,000 in the aggregate (other than trade payables or professional fees), or upon any event which gives any holder or trustee of such indebtedness for borrowed money the right to accelerate its maturity (subject to certain exceptions). The Restructuring Notes also provide for an event of default in the event the Company is in default under one or more obligations in an aggregate monetary amount in excess of $1.0 million (or $2.0 million with respect to accounts payable), but excluding professional fees or obligations owed to Timothy Looney and TWL Group, L.P. The Restructuring Notes are secured by substantially all of the assets of the Company and Optex.

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
     This debt restructuring transaction has been accounted for in accordance with SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings, as follows: (1) amounts of the debt restructured originally due within one year are reflected as long-term as of September 30, 2007 and March 30, 2008 in the accompanying Consolidated Balance Sheets; (2) there has been no change to the net carrying amount of the debt on the Company’s financial statements; (3) the Restructuring Notes have been reflected as a discount on the restructured debt and will be amortized as additional interest expense from the date of the restructuring to the new maturity date (December 30, 2009); and (4) the Contingent Notes will not be reflected as a liability on the Company’s financial statements until such time, if ever, that said notes are considered probable of payment. As a result of the restructuring, the effective interest rate of these debt instruments, in the aggregate, has been reduced from 53% to 46%.

     The Notes, the Term Notes, the Promissory Note and the Restructuring Notes are collectively referred to as the “Restructured Debt.” Set forth below are the components of the Restructured Debt at March 30, 2008 and September 30, 2007:

	March 30,	September 30,
	2008	2007
Series 1 Notes payable — principal plus interest at an initial stated rate of 10.0% per annum payable on December 30, 2009. (Since all payments on these notes will be accounted for as interest expense the effective interest rate of the notes is not calculable) (1)	$7,445,500	$7,445,500

Less: Cumulative principal amount of Series 1 Notes payable converted to common stock	(230,000)	(230,000)

Series 2 Notes payable — principal plus interest at an initial stated rate of 3.5% per annum payable on December 30, 2009. (Since all payments on these notes will be accounted for as interest expense the effective interest rate of the notes is not calculable) (1)	2,554,500	2,554,500

Less: Cumulative principal amount of Series 2 Notes payable converted to common stock	(1,325,000)	(1,325,000)

Term Notes payable — aggregate principal amount of $8,250,000, at an initial stated interest rate of 11% per annum, with 100% principal and interest due on or before December 30, 2009 (initial effective interest rate of 19.4%) (1) (2)	8,250,000	8,250,000

Promissory Note payable — aggregate principal amount of $2,100,000 with 100% principal due on or before December 30, 2009, along with interest accrued at a stated rate of 12% per annum (initial effective interest rate of 41.3%)	2,100,000	2,100,000

Restructuring Notes payable — aggregate principal amount of $1,115,000 with 100% principal due on or before December 30, 2009, non-interest bearing	1,115,000	—

Less: Unamortized debt discounts related to warrants, beneficial conversion feature, principal increase in Promissory Note, stock issued in lieu of continuation fee and Restructuring Notes	(6,983,100)	(7,925,700)

	$12,926,900	$10,869,300

(1)	For the period January 19, 2007 through January 30, 2007, the stated interest rate on borrowings under the Notes and the Term Notes increased to 18% due to the Company’s delayed filing of its Form 10-K for the 52 weeks ended October 1, 2006.
(2)	Approximately $2.8 million of the Term Notes’ principal and approximately $1.2 million of related deferred interest was retired in April 2008 in connection with the exchange of a portion of the Term Notes for the issuance of preferred stock. See Note 15.
     The Notes, the Term Notes and the Promissory Note are discussed more fully below.

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
     In the period January 2007 through March 2008, an aggregate of $230,000 and $1,325,000 of the principal balance of the Series 1 Notes and Series 2 Notes, respectively, was retired through conversion to common stock. As a result, an extra $1,555,000 of debt discount was accreted to interest expense in fiscal 2007 due to these debt retirements. No conversion on the Notes occurred during the 13- week and 26-week periods ended March 30, 2008.
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
     To cure the default condition created by this non-compliance, on December 29, 2006, the Company completed the debt refinancing discussed above which included borrowing $8.25 million from two new senior lenders under two-year senior term notes, the Term Notes, and using a portion of the proceeds from this borrowing to repay the Company’s borrowings from, and satisfy all obligations to, Square 1 Bank of approximately $5.9 million.
     The Term Notes bear interest at 11% per annum and required only quarterly interest payments until their initial maturity in December 2008, which was extended to December 30, 2009 as part of the November 2007 debt restructuring. Interest payments could initially be made in cash or at the Company’s election, and subject to certain conditions, in shares of the Company’s common stock valued at 80% of specified closing prices, as measured by the average of the three lowest closing prices in the twenty-day trading period prior to the payment of interest. If there is an uncured event of default in the Company’s compliance with the conditions of the Term Notes, the new senior lenders can require immediate repayment of all outstanding amounts and the Term Notes’ interest rate can increase to 18%, which must be paid in cash. Principal payments in any amount may be made without premium or penalty at any date prior to maturity with 15 days notice to the new senior lenders; however, any principal balance outstanding at the Term Notes’ maturity must then be repaid at 110% of the outstanding principal balance. The Term Notes are secured by a lien on all assets of the Company and of Optex as well as all Company owned shares of the capital stock of Optex.
     In April 2008, approximately $2.8 million of the Term Notes’ principal and approximately $1.2 million of related deferred interest was retired in connection with the exchange of a portion of the Term Notes for the issuance of non-voting, convertible prefered stock bearing a cumulative 10% annual dividend rate. See Note 15.
     $2.1 Million Secured Promissory Note
     In July 2007, the Company entered into an agreement with Longview Fund, L.P. (“Longview”), one of its existing senior lenders, pursuant to which the Company closed a $2.0 million non-convertible loan, initially with a six-month term, under a secured promissory note, the Promissory Note. Interest under the Promissory Note accrues at the rate of 12% per annum and was initially due together with the unpaid principal amount when the Promissory Note was originally scheduled to mature on January 19, 2008 (see debt restructuring discussion above). If the Company fails to pay the principal and accrued interest within ten days after the maturity date, as extended, it will incur a late fee equal to 5% of such amounts. The Company had the right to prepay on or prior to August 15, 2007, all of the outstanding principal under the Promissory Note by paying to Longview an amount equal to 120% of the principal amount of the Promissory Note, together with accrued but unpaid interest. To effectuate this right, the Company was required to provide written notice of such prepayment election on or prior to August 8, 2007. The Company declined to give such notice and to prepay the Promissory Note, and pursuant to its terms, the principal amount of the Promissory Note was automatically increased by $100,000 on August 15, 2007 and the Company issued to Longview 300,000 unregistered shares of the Company’s common stock in lieu of a $400,000 cash continuation fee for continuing the term of the Promissory Note beyond August 15, 2007 and a five-year warrant to purchase 500,000 unregistered shares of the Company’s common stock at a price equal to $1.46 per share, subject to adjustment for stock splits, stock dividends, recapitalizations and the like. The fair value of the principal increase of $100,000, the 300,000 shares of common stock and the warrant to purchase 500,000 shares of common stock was recorded as a discount on the debt and is being amortized to interest expense over the term of the Promissory Note. The original discount on the debt associated with the cash payment and the issuance of common stock and warrants totaled $905,000.
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
     Schedule of Principal Payments
     The schedule of principal payments required under the Notes, the Term Notes, the Promissory Note and the Restructuring Notes at March 30, 2008 is shown below.

		Term Notes	Promissory	Restructuring
Fiscal Year	Notes	(2)	Note	Notes	Total

2008	$—	$—	$—	$—	$—
2009	—	—	—	—	—
2010	8,445,000	8,250,000	2,100,000	1,115,000	19,910,000

Future principal payments (1)	$8,445,000	$8,250,000	$2,100,000	$1,115,000	$19,910,000

(1)	In addition to principal payments required under these obligations, the Company’s Optex subsidiary has a $2.0 million debt outstanding pursuant to a subordinated secured term loan maturing on the earlier of February 2009 or sixty days after retirement of the Company’s senior debt. (See Note 5).

(2)	Approximately $2.8 million of the Term Notes’ principal and approximately $1.2 million of related deferred interest was retired in April 2008 in connection with the exchange of a portion of the Term Notes for the issuance of preferred stock. See Note 15.

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
     Debt Issuance Costs
     In connection with the issuance of the Term Loan and the Notes in December 2005, the Company recorded debt issuance costs of $321,700, consisting primarily of legal fees and expenses. $224,600 of these initial debt issuance costs are included in the loss on extinguishment of debt discussed below. The Company accrued $46,600 of deferred debt issuance costs at October 1, 2006 and incurred an additional $884,200 in the first quarter of fiscal 2007 in connection with the debt refinancing that occurred on December 29, 2006, consisting principally of a $425,000 investment banking fee, legal fees, and expenses. The unamortized balance of deferred debt issuance costs at March 30, 2008 is $437,200. As a result of the December 2006 debt refinancing, unamortized debt issuance costs of $224,600 arising from the original issuance of the Notes and Term Loan were written off and became a portion of the loss on extinguishment of debt recognized at December 29, 2006.

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
     The December 2006 debt refinancing transactions resulted in the recognition of $14,470,000 of additional stockholders’ equity from the issuance of warrants to purchase up to 4,863,900 shares of the Company’s common stock ($7,180,000) and recognition of a beneficial conversion feature in the Notes ($7,290,000). Of this total non-cash increase in stockholders’ equity, $2,950,000 has been recognized as a part of the loss on extinguishment of debt expense reported in the 13-week period ended December 31, 2006 and the remaining $11,520,000 will be recognized as interest expense over the period the Notes and the Term Notes are outstanding using the effective interest method for the Term Notes and the straight line interest method for the Notes. Therefore, these transactions will not result in a permanent increase in the equity of the Company, but rather represent differences in the timing of the recognition of values assigned to issued equity securities and the recognition of such values as expenses of the Company. At March 30, 2008, $5,576,100 of this $11,520,000 of non-cash interest expense remained unamortized.

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
     In January 2007, the Company amended its earnout agreement with Timothy Looney, which was entered into in connection with the Initial Acquisition of Optex, to extend the earnout period through December 2009, with a reduction to $3.9 million in the maximum potential payment, in consideration for Mr. Looney providing the Company’s Optex subsidiary with a secured subordinated term note providing for advances of up to $2 million, bearing interest at 10% per annum and maturing on the earlier of February 2009 or sixty days after retirement of the Company’s senior debt. Aggregate advances of $2 million were provided to Optex in January 2007 pursuant to the secured subordinated term note, and said advances were outstanding at March 30,2008.
     In January 2008, Mr. Looney filed a lawsuit against the Company and its senior lenders, Longview and Alpha, in the Superior Court of California, County of Orange, alleging that the Company breached its obligations to register the shares of the Company’s common stock issued to him to purchase the final 30% of Optex. His Stock Purchase Agreement provides for liquidated damages under certain circumstances at the rate of $10,000 per month upon an event of default. Mr. Looney also alleges that the Company’s senior lenders have tortiously and negligently interfered with his contractual rights with the Company by requiring the Company to refrain from registering his securities. Mr. Looney is seeking partial liquidated damages, unspecified compensatory damages, and declaratory and injunctive relief compelling the Company to register such shares. Although the Company believes that it has meritorious defenses against this claim and intends to pursue these defenses vigorously, the Company has recorded a liability of $105,000 within accrued expenses in the Consolidated Balance Sheet at March 30, 2008 for this matter. The senior lenders have also notified the Company that they believe they are entitled to indemnification for this claim from the Company under their loan agreements with the Company. Mr. Looney has also filed an action in New York for declaratory relief seeking permission to bring the foregoing California lawsuit despite the existence of a subordination agreement between Mr. Looney and the senior lenders. The Company has been advised that the New York action has been stayed by the New York court. Partly because of this circumstance, the Company does not presently believe that a material indemnification liability to the senior lenders is probable and has not recorded a liability for such a possible expense at March 30, 2008.
     The Company has received notices from Mr. Looney claiming that it is in default under the $400,000 one-year unsecured subordinated promissory note for the alleged nonpayment of principal and interest and that Optex is in default under its $2 million secured subordinated note with TWL Group, LP, an entity owned by Mr. Looney, for the alleged nonpayment of principal and interest. While the Company believes Mr. Looney currently is prohibited under a subordination agreement from demanding payment or taking any other action under the $400,000 note due to the existence of a technical default under the Company’s senior debt, such circumstances could change, requiring the Company to pay the scheduled principal and interest that would otherwise be due under the $400,000 note. In addition, TWL Group alleges that the maturity date of Optex’s $2 million note was November 29, 2007 and that principal and interest was due on that date. While the Company does not agree with TWL Group’s allegations and believes that the maturity date of the $2 million note currently is February 27, 2009, there can be no assurance that TWL Group’s allegations will not be successful. While the Company believes TWL Group currently would be prohibited under a subordination agreement from demanding payment or taking any other action under the $2 million note due to the existence of a technical default under our senior debt, such circumstances could change, requiring Optex to pay the scheduled principal and interest that would otherwise be due under the $2 million note if TWL Group’s allegations were successful. Accordingly, the Company has recorded this obligation as a current liability in the Consolidated Balance Sheet of March 30, 2008. If circumstances change, requiring the Company and Optex to repay the scheduled principal and interest under the $400,000 note and the $2 million note, it would place a significant strain on the Company’s financial resources, may require the Company to raise additional funds and may make it difficult to obtain additional financing. If the Company is unable at such time to repay the scheduled principal and interest under the notes, it could expose the Company to a variety of remedies available to its senior lenders, including acceleration of the senior debt or foreclosure on the Company’s assets and the assets of Optex, and, subject to the subordination agreements, may expose the Company to any remedies that may be available to Mr. Looney and TWL Group, including acceleration of their notes or TWL Group’s foreclosure on the assets of Optex.
Note 6 — Common Stock and Warrants, Stock Incentive Plans, Employee Retirement Plan and Deferred Compensation Plans
     During the 26-week period ended March 30, 2008, the Company issued an aggregate of 3,744,300 shares of common stock, net of the forfeiture of 22,690 shares of nonvested stock, in various transactions. Of this amount, 532,500 shares of common stock were issued for cash, realizing aggregate gross proceeds of $831,100, and 3,211,800 shares were issued in non-cash transactions to effectuate contributions to certain of the Company’s benefit plans in the aggregate amount of $1,211,900 and in compensation for services in the aggregate amount of $1,549,200. These transactions are separately discussed below.
     Cash Common Stock Transactions. All of the 532,500 shares of common stock issued for cash in the 26 weeks ended March 30, 2008 were issued as a result of the exercise of stock options during the period.
     Non-Cash Common Stock Transactions. The 3,211,800 shares of common stock issued during the 26-week period ended March 30, 2008 in non-cash transactions were issued in the following amounts: (1) 114,040 shares were issued to effectuate $112,900 of non-cash contributions by the Company to the Company’s employee retirement plan, the Cash or Deferred & Stock Bonus Plan (“ESBP”), for fiscal 2007 that had been accrued, but not previously paid; (2) 1,010,101 shares were issued to effectuate $1,000,000 of non-cash contributions by the Company to the ESBP for fiscal 2008; (3) 100,000 shares were issued to make a $99,000 non-cash contribution by the Company to the Company’s Non-Qualified Deferred Compensation Plan for fiscal 2008; (4) 987,659 shares, net of the forfeiture of 22,690 shares of nonvested stock, valued at $749,225 were issued to employees, directors and service providers as compensation for services; and (5) 1,000,000 shares, valued at $800,000, were issued to Chris Toffales, one of the Company’s then non-employee directors, for services rendered. The value of all of the non-cash issuances of common stock was based on the closing sales price of the Company’s common stock as reported by the Nasdaq Capital Market on the respective dates of the various issuances with the exception of the shares issued to Mr. Toffales, which were valued based on the closing sales price of the Company’s common stock as reported by the Nasdaq Capital Market on the date that Mr. Toffales and the Company executed a Consulting Termination Agreement and Release that established the terms of the payment to Mr. Toffales through the issuance of the Company’s common stock.
     Stock Incentive Plans. At the Company’s Annual Meeting of Stockholders in June 2006, the Company’s stockholders approved the Company’s 2006 Omnibus Incentive Plan (the “2006 Plan”), which is designed to serve as a comprehensive equity incentive program to attract and retain the services of individuals essential to the Company’s long-term growth and financial success. The 2006 Plan permits the granting of stock options (including both incentive and non-qualified stock options), stock-only stock appreciation rights, nonvested stock and nonvested stock units, performance awards of cash, stock or property, dividend equivalents and other stock grants. Upon approval of the 2006 Plan in June 2006, the Company’s 2003 Stock Incentive Plan, 2001 Compensation Plan, 2001 Non-Qualified Stock Option Plan, 2001 Stock Option Plan, 2000 Non-Qualified Stock Option Plan and 1999 Stock Option Plan (the “Prior Plans”) were terminated, but existing options issued pursuant to the Prior Plans remain outstanding in accordance with the terms of their original grants. The number of shares of common stock reserved under the 2006 Plan will automatically be increased on the first day of each fiscal year, beginning on October 2, 2006, in an amount equal to the lesser of (a) 1,000,000 shares or (b) such lesser number as determined by the Board. At March 30, 2008, the aggregate number of shares of common stock issuable under all stock-based awards that may be made under the 2006 Plan is 276,500 shares. Under the 2006 Plan, options and nonvested and vested stock may be granted to the Company’s employees, directors and bona fide consultants. As of March 30, 2008, there were options to purchase 1,226,000 shares of the Company’s common stock outstanding under the 2006 Plan, 399,000 shares of nonvested stock were issued and outstanding pursuant to the 2006 Plan and 2,005,400 shares of vested stock were issued and outstanding pursuant to the 2006 Plan.
     There were options to purchase 1,210,000 shares of the Company’s common stock granted by the Company during the 13-week and 26-week periods ended March 30, 2008. There were no option grants by the Company or any of the Company’s subsidiaries during the 13-week and 26-week periods ended April 1, 2007.
     The following table summarizes stock options outstanding as of March 30, 2008 as well as activity during the 26-week period then ended:

		Weighted Average
	Shares	Exercise Price

Outstanding at September 30, 2007	4,360,100	$2.44
Granted	1,210,000	$1.30
Exercised	(532,500)	$1.56
Forfeited	(63,500)	$2.10

Outstanding at March 30, 2008	4,974,100	$2.26

Exercisable at March 30, 2008	3,673,800	$2.58

     At March 30, 2008 the weighted-average remaining contractual life of options outstanding and exercisable was 7.0 years and 6.1 years, respectively.
     At March 30, 2008, the aggregate intrinsic value of unvested options outstanding and options exercisable was $0 and $0, respectively. (The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.) The intrinsic value of stock options exercised during the 26-week period ended March 30, 2008 was $9,300.

     The following table summarizes nonvested stock grants outstanding as of March 30, 2008 as well as activity during the 26-week period then ended:

		Weighted Average
		Grant Date Fair
	Nonvested Shares	Value per Share
Outstanding at September 30, 2007	239,900	$1.48
Granted	254,100	0.85
Vested	(55,600)	1.44
Forfeited	(22,700)	1.45

Outstanding at March 30, 2008	415,700	$1.10

     The amount of compensation expense related to nonvested stock grants not yet recognized at March 30, 2008 was $392,000 and, assuming the grantees continue to be employed by or remain as directors of the Company, that amount will be recognized as compensation expense as follows:

FY 2008	89,700
FY 2009	192,000
FY 2010	100,800
FY 2011	9,500

Total	$392,000

     However, such amounts do not include the cost of new options or stock awards that may be granted in future periods nor any changes in the Company’s forfeiture percentage.
     Employee Stock Benefit Plan. In October 2007, the Board of Directors authorized the Company to make a contribution to the Company’s ESBP in the amount of $112,900, which represented the amount of potential ESBP expense that had been accrued in fiscal 2007, but not yet contributed. In October 2007, the Board of Directors also authorized the Company to make a contribution to the Company’s ESBP in the amount of $1,000,000, which represented a contribution for fiscal 2008 equal to approximately 6.5% of the Company’s expected gross salary and wages of its employees for fiscal 2008. Historically, the Company has made contributions to the ESBP of approximately 10% or more of gross salary and wages in each fiscal year. Accordingly, management anticipates that the Board of Directors may make an additional contribution to the ESBP later in fiscal 2008 to achieve at least this historical level once expected gross salary and wages for fiscal 2008 are known more precisely. As has been the Company’s prior practice, both the $112,900 contribution for fiscal 2007 and the $1,000,000 contribution for fiscal 2008 were made in shares of the Company’s common stock valued at the closing sales price of the Company’s common stock on the date of the authorization of the contribution by the Board of Directors. Of the fiscal 2008 contribution, $667,400 was amortized in the 26-week period ended March 30, 2008. The $332,600 portion of the fiscal 2008 contribution that had not been amortized at March 30, 2008 has been recorded as a prepaid ESBP contribution in equity and will be amortized over the remaining two quarters of fiscal 2008. Pursuant to the ESBP provision, vesting requirements are met as services are performed and fulfilled at each fiscal year end.

     Deferred Compensation Plan. In September 2002, the Company established a deferred compensation plan, the Non-Qualified Deferred Compensation Plan, for certain key employees with long-term service with the Company. Annual contributions of common stock of the Company are made to a Rabbi Trust under such plan to be held for the benefit of the deferred compensation plan participants. In October 2007, the Board of Directors authorized the fiscal 2008 contribution to the deferred compensation plan in the amount of 100,000 shares of common stock valued at $99,000. Of this contribution, $49,500 was amortized in the 26-week period ended March 30, 2008. The $49,500 portion of the fiscal 2008 contribution that had not been amortized at March 30, 2008 has been recorded as a prepaid contribution in equity and will be amortized over the remaining two quarters of fiscal 2008. Participants’ potential distributions from the Rabbi Trust represent unsecured claims against the Company. The Rabbi Trust was established by the Company and is subject to creditors’ claims. Shares in this plan may be distributed to each plan beneficiary when they retire from service with the Company. At March 30, 2008, 684,600 shares of the Company’s common stock were in the Rabbi Trust.
     Executive Salary Continuation Plan. In February 1996, the Company established a deferred compensation plan, the ESCP, for select key employees of the Company. Benefits payable under the ESCP are established on the basis of years of service with the Company, age at retirement and base salary, subject to a maximum benefits limitation of $137,000 per year for any individual. The ESCP is an unfunded plan. The recorded liability for future expense under the ESCP is determined based on expected lifetime of participants using Social Security mortality tables and discount rates comparable to that of rates of return on high quality investments providing yields in amount and timing equivalent to expected benefit payments. At the end of each fiscal year, the Company determines the assumed discount rate to be used to discount the ESCP liability, which at September 30, 2007 was 6%. There are presently two retired executives of the Company who are receiving lifetime benefits aggregating $184,700 per annum under the ESCP. Two current executives of the Company are eligible for lifetime benefits of $137,000 each upon their retirement. The current and long-term portions of the ESCP liability at March 30, 2008 are $184,700 and $3,733,800, respectively.
     Warrants. In February 2008, the Company issued a warrant to purchase up to 500,000 shares of the Company’s common stock at an exercise price of $1.30 per share that expires on February 4, 2013, to a financial advisory and investment banking firm that the Company engaged to assist it to raise additional capital and to provide financial advisory services. The warrant may be exercised in cash or pursuant to a net exercise provision and the shares of common stock underlying the warrant are subject to piggyback registration rights. At September 30, 2007 and March 30, 2008, there were warrants outstanding to purchase 6,144,900 and 6,644,900 shares of the Company’s common stock, respectively.
Note 7 — Loss per Share
     The Company has excluded from the computation of diluted loss per common share the maximum number of shares issuable pursuant to outstanding, in-the-money stock options, warrants and convertible notes totaling 0 and 13,574,600 shares of common stock as of March 30, 2008 and April 1, 2007, respectively, because the Company had a loss from continuing operations for the periods presented and to include the representative share increments would be anti-dilutive. Accordingly, for the periods presented, basic and diluted net loss per common share are computed based solely on the weighted average number of shares of common stock outstanding for the respective periods and are the same.

Note 8 — Inventories, Net
     Net inventories at March 30, 2008 and September 30, 2007 are set forth below.

	March 30,	September 30,
	2008	2007

Inventory:
Work in process	$10,310,800	$11,071,900
Raw materials	6,705,700	6,860,300
Finished goods	387,900	310,200

	17,404,400	18,242,400
Less progress payments	(6,308,500)	(6,505,200)
Less reserve for obsolete inventory	(5,075,700)	(4,725,700)

	$6,020,200	$7,011,500

     Title to all inventories remains with the Company except to the extent that Optex’s product inventory is recorded net of customer deposits received in the form of advanced payments for purchase of inventory, which advanced payments totaled $6,308,500 and $6,505,200 at March 30, 2008 and September 30, 2007, respectively. Inventoried materials and costs relate to: work orders from customers; the Company’s generic module parts and memory stacks; and capitalized material, labor and overhead costs expected to be recovered from probable new research and development contracts. Work in process includes amounts that may be sold as products or under contracts. Such inventoried costs are stated generally at the total of the direct production costs including overhead. Inventory valuations do not include general and administrative expenses. Inventories are reviewed quarterly to determine salability and obsolescence. The net book value of capitalized pre-contract costs, which gross costs are included in the caption “Work in process”, at March 30, 2008 and September 30, 2007 was $737,100 and $160,800, respectively.
Note 9 — Intangible Assets, Net
     The Company’s intangible assets consist of patents and trademarks related to the Company’s various technologies, largely patents, capitalized software and certain identified intangible assets purchased pursuant to the acquisition of Optex. (See Note 3). Net intangible assets at March 30, 2008 and September 30, 2007 are set forth below.

	March 30,	September 30,
	2008	2007
Intangible assets, net:
Patents and trademarks	$1,547,900	$1,493,600
Software	2,394,400	2,391,300
Purchased intangibles	3,180,000	3,180,000

	7,122,300	7,064,900

Less accumulated amortization	(4,742,900)	(4,184,500)

	$2,379,400	$2,880,400

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
     The patent and trademark amortization expense for the 13-week and 26-week periods ended March 30, 2008 was $38,000 and $75,400, respectively. The patent and trademark amortization expense for fiscal 2007 was $141,400, of which $34,600 and $69,700, respectively, was incurred in the 13-week and 26-week periods ended April 1, 2007. The aggregate amortization of identifiable intangible assets for the 26-week periods ended March 30, 2008 and April 1, 2007 was $558,300 and $625,200, respectively. The unamortized balance of intangible assets at March 30, 2008 is estimated to be amortized over the balance of this fiscal year and the next five fiscal years thereafter as follows:

For the Fiscal Year	Estimated Amortization Expense

2008 (remainder of year)	$413,700
2009	547,300
2010	346,200
2011	324,700
2012	297,600
2013	278,000
     The Company reviews its intangible assets for impairment when and if impairment indicators occur as required by SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). At March 30, 2008 and September 30, 2007, management believed no indications of impairment existed.
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
     Currently, the Company’s product segment primarily consists of the sale of various optical and optical-mechanical assemblies sold through its Optex subsidiary and stacked semiconductor chip assemblies and miniaturized cameras sold through its Costa Mesa operations. The Company’s Costa Mesa products typically contain substantial intellectual property of the Company relating to miniaturized electronics and sensors. Optex’s products are typically built to prints supplied by its customers. For the

13-week periods ended March 30, 2008 and April 1, 2007, Costa Mesa products only contributed approximately 10% and 12% of total revenues, respectively, and approximately 16% and 24% of product sales, respectively. For the 26-week periods ended March 30, 2008 and April 1, 2007, Costa Mesa products only contributed approximately 10% and 12% of total revenues, respectively, and approximately 16% and 24% of product sales, respectively. Therefore, the operations of the Company’s Optex subsidiary represented a substantial majority of the operations of the Company’s product segment in the first half of both fiscal 2008 and fiscal 2007. The Company is evaluating whether to continue to separate the Company’s product segment in future reporting periods as the integration of Optex’s operations with those of the rest of the Company becomes more mature. The information presented below shows the separate contribution of the Costa Mesa and Optex operations to the product segment sales and gross profit.
     The Company’s management evaluates financial information to review the performance of the Company’s research and development contract business separately from the Company’s product business, but only to the extent of the revenues and the cost of revenues of the two segments. Because the various indirect expense operations of the Company, as well as its assets, now support all of its revenue-generating operations in a matrix manner, frequently in circumstances in which a distinction between research and development contract support and product support is difficult to identify, segregation of these indirect costs and assets is impracticable. The revenues and gross profit or loss of the Company’s two reportable segments for the 13-week and 26-week periods ended March 30, 2008 and April 1, 2007 are shown in the following table. The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies.

	13 Weeks Ended		26 Weeks Ended
	March 30, 2008	April 1, 2007	March 30, 2008	April 1, 2007
Contract research and development revenue	$4,364,500	$3,942,300	$7,076,200	$7,946,500
Cost of contract research and development revenue	3,368,300	3,434,600	5,691,600	6,792,600

Contract research and development segment gross profit	$996,200	$507,700	$1,384,600	$1,153,900

Product sales	$6,694,700	$4,061,000	$11,947,900	$8,172,400
Cost of product sales	5,792,300	3,216,400	10,308,400	6,513,000

Product segment gross profit	$902,400	$844,600	$1,639,500	$1,659,400

     Reconciliations of segment product sales to product sales are as follows:

	13 Weeks Ended		26 Weeks Ended
	March 30, 2008	April 1, 2007	March 30, 2008	April 1, 2007
Optex product sales	$5,628,100	$3,081,000	$10,044,000	$6,172,200
Costa Mesa product sales	1,066,600	980,000	1,903,900	2,000,200

Product sales	$6,694,700	$4,061,000	$11,947,900	$8,172,400

     Reconciliations of segment revenues to total revenues are as follows:

	13 Weeks Ended		26 Weeks Ended
	March 30, 2008	April 1, 2007	March 30, 2008	April 1, 2007
Contract research and development revenue	$4,364,500	$3,942,300	$7,076,200	$7,946,500
Product sales	6,694,700	4,061,000	11,947,900	8,172,400
Other revenue	3,000	6,200	12,500	10,100

Total revenues	$11,062,200	$8,009,500	$19,036,600	$16,129,000

     Reconciliations of segment gross profit to loss before minority interest and provision for income taxes are as follows:

	13 Weeks Ended		26 Weeks Ended
	March 30, 2008	April 1, 2007 As restated (1)	March 30, 2008	April 1, 2007 As restated (1)
Contract research and development segment gross profit	$996,200	$507,700	$1,384,600	$1,153,900
Product segment gross profit	902,400	844,600	1,639,500	1,659,400

Net segment gross profit	1,898,600	1,352,300	3,024,100	2,813,300
Add (deduct)
Other revenue	3,000	6,200	12,500	10,100
General and administrative expense (1)	(3,240,200)	(3,748,200)	(6,081,500)	(6,244,900)
Research and development expense	(295,500)	(441,900)	(640,100)	(573,300)
Interest expense	(1,822,700)	(2,261,800)	(3,482,300)	(3,172,000)
Loss on extinguishment of debt	—	—	—	(4,398,000)
Gain (loss) on disposal of assets	(1,600)	—	800	—
Interest and other income	600	1,000	1,000	1,400

Loss from operations before minority interest and provision for income taxes	$(3,457,800)	$(5,092,400)	$(7,165,500)	$(11,563,400)

(1)	See Note 1, “General — Summary of Significant Accounting Policies — Restatement and Reclassifications”
Note 11 — Concentration of Revenues and Sources of Supply
     In the 13-week and 26-week periods ended March 30, 2008, direct contracts with the U.S. government accounted for 23% and 37%, respectively, of the Company’s total revenues, and second-tier government contracts with prime government contractors accounted for 76% and 62% of total revenues, respectively. The remaining 1% and 1% of the Company’s total revenues in the 13-week and 26-week periods ended March 30, 2008, respectively, were derived from non-government sources. Of the revenues derived directly or indirectly from U.S. government agencies, General Dynamics, a government contractor, and the U.S. Army accounted for 22% and 22%, respectively, of total revenues in the 13-week period ended March 30, 2008 and 22% and 20%, respectively, of total revenues in the 26-week period ended March 30, 2008. Loss of either of these customers would have a material adverse impact on our business, financial condition and results of operations. No single non-governmental customer accounted for more than 10% of the total revenues in the 13-week and 26-week periods ended March 30, 2008.

     In the 13-week and 26-week periods ended April 1, 2007, direct contracts with the U.S. government accounted for 51% and 52%, respectively, of the Company’s total revenues, and second-tier government contracts with government contractors accounted for 36% and 40% of total revenues, respectively. The remaining 13% and 8% of the Company’s total revenues in the 13-week and 26-week periods ended April 1, 2007, respectively, were derived from non-government sources. Of the revenues derived directly or indirectly from U.S. government agencies, the U.S. Army, the U.S. Air Force, DARPA, SAIC, a government contractor, and General Dynamics, a government contractor, accounted for 27%, 23%, 14% and 9%, respectively, of total revenues in the 13-week period ended April 1, 2007 and 28%, 23%, 12% and 10%, respectively, of total revenues in the 26-week period ended April 1, 2007. Loss of any of these customers would have a material adverse impact on our business, financial condition and results of operations. No single non-governmental customer accounted for more than 10% of the total revenues in the 13-week period and 26-week periods ended April 1, 2007.
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
Note 12 — Commitments and Contingencies
     Litigation. In January 2008, Timothy Looney, the former shareholder of Optex, filed a lawsuit in the Superior Court of California, County of Orange, against the Company and its senior lenders alleging that the Company had breached its contract to register the shares of the Company’s common stock issued to Mr. Looney to purchase the final 30% of Optex. Mr. Looney also alleges that the Company’s senior lenders have tortiously and negligently interfered with his contractual rights with the Company by requiring the Company to refrain from registering his securities. Pursuant to this lawsuit, Mr. Looney is seeking partial liquidated damages, declarative and injunctive relief compelling the Company to register his shares and unspecified compensatory damages. The Company believes that it has meritorious defenses against these claims and intends to pursue these defenses vigorously. (See Note 5).
     The Company has been, and may from time to time become, a party to various legal proceedings arising in the ordinary course of its business. Management does not presently know of any such matters, the disposition of which would be likely to incur a material effect on the Company’s consolidated financial position, results of operations or liquidity.

Note 13 — Income Taxes
     The income tax provision is based upon management’s review of the Company’s estimated annual income tax rate, including state taxes. Prior to its tax consolidation with the Company on December 29, 2006, Optex was a calendar year taxpayer. Subsequent to its tax consolidation with the Company on December 29, 2006, Optex’s tax obligations are determined using the Company’s fiscal year period. In the second quarter of fiscal 2007, an adjustment was made to reconcile the Company’s tax obligations resulting from this transition, which produced an income tax benefit of $85,200 for fiscal 2007. The Company expects to record only minimum state taxes for fiscal 2008, and the income tax provisions for the 13-week and 26-week periods ended March 30, 2008 are based solely on an allocable portion of such state minimum taxes.
     FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 became effective for the Company beginning October 1, 2007. The Company evaluated the application of FIN 48 for the quarter ended December 30, 2007 and concluded that under its provisions no additional accrual for taxes, penalty or interest was required. Interest and penalties related to uncertain tax positions will be reflected in income tax expense.
     At September 30, 2007, the Company had net operating loss carryforwards of approximately $117,000,000 for financial reporting and federal income tax purposes expiring in varying amounts from fiscal year 2008 through fiscal year 2027, and $44,000,000 for California tax purposes expiring in varying amounts from fiscal year 2008 through fiscal year 2017, available to offset future federal and California taxable income. In addition, as of September 30, 2007, the Company had qualified research credits of $1,324,000, expiring in varying amounts through fiscal year 2027, which are available to offset future income taxes. The ability of the Company to utilize the net operating loss and credit carryforwards is likely to be restricted by certain provisions of the Internal Revenue Code due to changes in ownership of the Company’s common stock. Because realization of such tax benefits is uncertain, the Company has provided a 100% valuation allowance as of March 30, 2008 and September 30, 2007. In general, an ownership change results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on numerous occasions which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control or could result in a change of control in the future upon subsequent disposition. The Company has not currently completed a study to assess whether a change in control has occurred or whether there have been multiple changes of control since the Company’s formation due to the significant complexity and cost associated with such study and that there could be additional changes in the future. If the Company has experienced a change of control at any time since Company formation, utilization of the Company’s NOL or R&D credit carryforwards would be subject to an annual limitation under Sections 382 and 383 of the Internal Revenue Code, determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization.

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
     In connection with the Initial Acquisition of Optex in December 2005, Mr. Looney became an officer of the Company and remained an officer and director of Optex. In June 2007, Mr. Looney was elected a director of the Company at the Company’s Annual Meeting of Stockholders. In September 2007, he resigned from these positions. The Company exercised the Buyer Option on December 29, 2006 and issued Mr. Looney 2,692,300 shares of the Company’s common stock and a one year $400,000 unsecured, subordinated promissory note payable pursuant thereto due on December 29, 2007 in consideration for certain amendments relating to the Buyer Option agreement. (See Notes 3 and 5). As a result of this issuance, Mr. Looney temporarily became a greater than 10% stockholder of the Company, but subsequent issuances of common stock by the Company have reduced Mr. Looney’s holdings to less than 10%. In January 2007, the Company amended its earnout agreement with Mr. Looney to extend it for an additional year, with a reduction to $3.9 million in the maximum potential payment, in consideration for Mr. Looney providing the Company’s Optex subsidiary with a secured subordinated term loan providing for advances of up to $2 million, maturing on the earlier of February 2009 or sixty days after retirement of the Company’s senior debt. See also Notes 5 and 12.

     As described more fully in Note 4, in order to finance the Initial Acquisition of Optex, in December 2005, the Company closed a private placement with Pequot consisting of senior subordinated secured convertible Notes in the original aggregate principal amount of $10.0 million and issued to Pequot four-year Warrants to purchase an aggregate of 1,346,154 shares of the Company’s common stock at an initial exercise price of $3.10 per share. The Notes were issued in two series, both of which bear interest at 3.5% per annum, which rate is subject to potential reduction over time. One series of Notes, with an aggregate principal amount of $7,445,500, matures on December 30, 2009, and the other series of Notes, with an aggregate principal amount of $2,554,500, initially matured on December 30, 2007, but in connection with the assignment of the Notes to the Company’s new senior lenders in December 2006, the new senior lenders elected to extend the maturity date of the second series of Notes to December 30, 2009. The principal and interest under the Notes was initially convertible into shares of common stock at a conversion price per share of $2.60 and the Warrants were initially exercisable for shares of common stock at an exercise price per share of $3.10, subject to adjustment for stock splits, stock dividends, recapitalizations and the like and for certain price dilutive issuances. As a result of the issuance of new warrants to the new senior lenders in the December 2006 refinancing of the Company’s senior debt, the Notes automatically became convertible at a conversion price of $1.30 per share and the Warrants automatically became exercisable at an exercise price of $1.30 per share and the number of shares purchasable under such Warrants automatically increased from 1,346,154 to 3,210,060, in accordance with the terms of the anti-dilution provisions of such Notes and Warrants, of which amount Warrants to purchase 1,346,154 shares were exercised in connection with the December 2006 refinancing. As a result of the exchange of a portion of the Company’s Term Notes in April 2008, the Warrants automatically became exercisable at an exercise price of $1.00 per share and the number of shares remaining purchasable under such Warrants automatically increased from 1,863,906 to 2,423,077. (See Note 15). Subject to certain conditions and limitations, the principal and interest under the Notes also may be repaid with shares of common stock. The conversion and exercise of the Notes and Warrants into an aggregate number of shares of common stock exceeding 19.99% of the Company’s outstanding common stock prior to the closing of the private placement has been approved by the Company’s stockholders.

Note 15 — Subsequent Event
Cancellation of Debt in Connection with the Exchange of a Portion of the Term Notes for Issuance of Preferred Stock
     In April 2008, the Company sold and issued approximately 133,332 shares of its newly-created Series A-1 10% Cumulative Convertible Preferred Stock, a non-voting convertible preferred stock bearing 10% cumulative dividends per annum (the “Series A-1 Stock”) to its senior lenders, Longview and Alpha (the “Investors”), at a purchase price of $30 per share. The approximate $4,000,000 aggregate purchase price for the Series A-1 Stock was paid solely by the Investors’ exchange of a portion of the Company’s Term Notes dated December 29, 2006 (the “Debt Exchange”). As a result of the Debt Exchange, approximately $1,188,500 of accrued and unpaid interest and approximately $2,811,500 of principal balance under the Term Notes have been cancelled.
     Each share of Series A-1 Stock is convertible at any time at the holder’s option into 100 shares of common stock at an initial conversion price of $0.30 per share of common stock, which was above the closing price of the Company’s common stock on March 31, 2008, the day before a binding letter of intent for the Debt Exchange was executed. The conversion price of the Series A-1 Stock is subject to ratchet price dilution protection in the event the Company issues securities (other than certain excepted issuances) at a price below the then current conversion price, but initially can only adjust down to $0.26 (the closing bid price on March 31, 2008) per converted share of common stock, unless stockholder approval is obtained for any dilution adjustment below that amount, subject to the limitation of the authorized capital of the Company. The conversion price of the Series A-1 Stock also is subject to adjustment for stock splits, stock dividends, recapitalizations and the like. The Series A-1 Stock is non-voting (except to the extent required by law), but ranks senior to the common stock with respect to dividends and with respect to distributions upon a deemed dissolution, liquidation or winding-up of the Company. The Series A-1 Stock is entitled to 10% cumulative dividends per annum, payable in arrears starting December 30, 2009, which may increase to 20% during the existence of certain events of default. The Series A-1 Stock is not redeemable by the holder thereof, but is callable at the election of the Company (provided an event of default has not occurred and is continuing) upon 30 days prior notice at a redemption price equal to the initial purchase price plus any accrued but unpaid interest.
     The net effect of the Series A-1 Stock transaction was to substantially improve the Company’s stockholders’ equity as reflected in the pro-forma presentation included with the Consolidated Balance Sheets, which gives effect to this transaction as though it had closed on or before March 30, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     In this report, the terms “Irvine Sensors,” “Company,” “we,” “us” and “our” refer to Irvine Sensors Corporation (“ISC”) and its subsidiaries.
     This report contains forward-looking statements regarding Irvine Sensors which include, but are not limited to, statements concerning our projected revenues, expenses, gross profit and income, mix of revenue, demand for our products, the success of our acquisition and integration of Optex Systems, Inc. and its relative contribution to our results of operations, the need for additional capital, our ability to obtain and successfully perform additional new contract awards and the related funding and profitability of such awards, market acceptance of our products and technologies, the competitive nature of our business and markets, the success and timing of new product introductions and commercialization of our technologies, product qualification requirements of our customers, our significant accounting policies and estimates, and the outcome of expense audits. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “hopes”, “estimates,” “should,” “may,” “will,” “with a view to” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Such factors include, but are not limited to the following:
•	our ability to satisfy our debt instruments without default;

•	the availability of additional financing on acceptable terms in a timely manner;

•	our ability to successfully execute our business plan and control costs and expenses;

•	our ability to increase the revenues and profitability of Optex, successfully integrate its operations and fulfill its funded backlog;

•	our ability to obtain expected and timely procurements resulting from existing contracts;

•	our ability to secure and successfully perform additional research and development contracts;

•	governmental agendas, budget issues and constraints and funding delays;

•	our ability to maintain adequate internal controls and disclosure procedures, and achieve compliance with Section 404 of the Sarbanes-Oxley Act;

•	our ability to introduce new products, gain broad market acceptance for such products and ramp up manufacturing in a timely manner;

•	new products or technologies introduced by our competitors, many of whom are bigger and better financed than us;

•	the pace at which new markets develop;

•	our ability to establish strategic partnerships to develop our business;

•	our limited market capitalization;

•	general economic and political instability; and

•	those additional factors which are listed under the section “Risk Factors” in Item 1A of this report.
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
     In December 2005, we completed the initial acquisition (the “Initial Acquisition”) of 70% of the outstanding capital stock of Optex Systems, Inc., a privately held manufacturer of telescopes, periscopes, lenses and other optical systems and instruments whose customers are primarily agencies of and prime contractors to the U.S. Government. In consideration for the Initial Acquisition, we made an initial cash payment to the sole shareholder of Optex, Timothy Looney, in the amount of $14.0 million and made an additional cash payment of $64,200 to Mr. Looney in July 2006 upon completion of the audit of Optex’s financial statements for the year ended December 31, 2005. As additional consideration, we were initially required to pay to Mr. Looney cash earnout payments in the aggregate amount up to $4.0 million based upon the net cash generated from the Optex business, after debt service, for the fiscal year ended October 1, 2006 (“fiscal 2006”) and the next two subsequent fiscal years. Mr. Looney was not entitled to any earnout payments for fiscal 2006 or for fiscal 2007. In January 2007, we negotiated an amendment to our earnout agreement with Mr. Looney that extended his earnout period to December 2009 and reduced the aggregate maximum earnout by $100,000 to $3.9 million in consideration for a secured subordinated term loan providing for advances of up to $2 million from an entity owned by Mr. Looney to Optex. This term loan bears interest at 10% per annum and matures on the earlier of February 2009 or 60 days after repayment or refinancing of our senior debt. As of March 30, 2008, this term loan was fully advanced to Optex.
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

     Optex had product sales of approximately $18.9 million in calendar year 2005. For the three quarters of fiscal 2006 subsequent to the Initial Acquisition, Optex had approximately $12.8 million in product sales. In fiscal 2007, Optex had approximately $15.4 million of product sales. In the first half of fiscal 2008, Optex had approximately $10.0 million in product sales. In recent years, Optex’s product sales from sales to prime contractors have increased. As of March 30, 2008, Optex’s funded backlog was approximately $36.8 million, a substantial portion of which is anticipated to be filled during the next twelve months if we are able to improve our working capital.
     We financed the Initial Acquisition of Optex by a combination of $4.9 million of senior secured debt from Square 1 Bank under a term loan and $10.0 million of senior subordinated secured convertible notes from two private equity funds, which are sometimes referred to in this report collectively as “Pequot.” In December 2006, both of these obligations were refinanced with two new senior lenders. These transactions resulted in approximately $4.4 million of non-recurring debt extinguishment expenses, which were largely non-cash, and approximately $12.4 million of future additional interest expense resulting from debt discounts and issuance costs. In November 2007, we amended these obligations, as well as a short-term $2.1 million debt obligation to our senior lenders, effective September 30, 2007, to extend the maturity date of all of such obligations, including the related interest, to December 30, 2009 in consideration for restructuring fees of approximately $1.1 million, which were payable pursuant to two promissory notes issuable to our senior lenders. These restructuring promissory notes do not accrue interest and in general, are not due and payable until December 30, 2009. As a part of this restructuring, we also issued contingent promissory notes to our senior lenders in the aggregate original principal amount of approximately $1.1 million, which contingent promissory notes do not accrue interest and are also due and payable on December 30, 2009. The contingent promissory notes were issued in consideration for the waiver by our senior lenders and two other investors of certain defaults in registering the securities held by such investors and of any potential liquidated damages related thereto. The contingent promissory notes will be cancelled in pro rata proportion to the amount the total indebtedness to each of our senior lenders is repaid by December 30, 2009. The restructuring promissory notes and the contingent promissory notes are secured by substantially all of our assets.
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
     To offset the adverse working capital effect of our net losses, we have historically financed our operations through issuance of various equity instruments. To finance the acquisition of Optex, we also incurred material long-term debt, a substantial portion of which is convertible into our common stock. In the last five fiscal years, we issued approximately 19.8 million shares of our common stock, an increase of approximately 282% over the approximately 7.0 million shares of our common stock outstanding at the beginning of that period, and a substantial dilution of stockholder interests has resulted. Of these issuances, approximately 1.2 million shares were issued as a result of partial conversion of our debt incurred for the acquisition of the initial 70% of Optex and approximately 2.7 million shares were issued to acquire the remaining 30% of Optex. At March 30, 2008, assuming full conversion of all of our convertible debt and equity securities, our fully diluted common stock was approximately 48.7 million shares. At March 30, 2008, we had approximately $22.3 million of debt outstanding, exclusive of debt discounts. The debt exchange that we effectuated in April 2008 resulted in further dilution of stockholder interests. (See Note 15, “Subsequent Events,” in Condensed Notes to Consolidated Financial Statements of this Form 10-Q.)
     In the past, we maintained separate operating business units, including our subsidiaries that were separately managed, with independent product development, marketing and distribution capabilities. However, during the fiscal year ended September 28, 2003 (“fiscal 2003”), we reorganized our operations to consolidate our administrative, marketing and engineering resources and to reduce expenses. In the fiscal year ended October 3, 2004 (“fiscal 2004”), fiscal 2005 and fiscal 2006, none of our previous historical subsidiaries accounted for more than 10% of our total revenues. However, Optex accounted for approximately 42% of our total revenues in fiscal 2006, even though it contributed to our total revenues for only the last three fiscal quarters of fiscal 2006, and accounted for approximately 43% of our total revenues in fiscal 2007. In the first 26 weeks of fiscal 2008, Optex accounted for approximately 53% of our total revenues. Optex is expected to continue to account for a substantial portion of our total revenues in subsequent reporting periods. None of our subsidiaries except Optex accounted for more than 10% of our total assets at March 30, 2008 or have separate employees or facilities. We currently report our operating results and financial condition in two operating segments, our research and development business and our product business.
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
     Revenue Recognition. Our consolidated total revenues during the 26 weeks ended March 30, 2008 included a material contribution from contracts to develop prototypes and provide research, development, design, testing and evaluation of complex detection and control defense systems. Our research and development contracts are usually cost reimbursement plus a fixed fee or fixed price with billing entitlements based on the level of effort we expended. For such research and development contracts, we recognize revenues as we incur costs and include applicable fees or profits primarily in the proportion that costs incurred bear to estimated final costs. Upon the initiation of each such contract, a detailed cost budget is established for direct labor, material, subcontract support and allowable indirect costs based on our proposal and the required scope of the contract as may have been modified by negotiation with the customer, usually a U.S. government agency or prime contractor. A program manager is assigned to secure the needed labor, material and subcontract in the program budget to achieve the stated goals of the contract and to manage the deployment of those resources against the program plan. Our accounting department collects the direct labor, material and subcontract charges for each contract on a weekly basis and provides such information to the respective program managers and senior management.
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
     Costs on long-term contracts and programs in progress generally represent recoverable costs incurred. The marketing of our research and development contracts involves the identification and pursuit of contracts under specific government budgets and programs. We are frequently involved in the pursuit of a specific anticipated contract that is a follow-on or related to an existing contract. We often determine that it is probable that a subsequent award will be successfully received, particularly if continued progress can be demonstrated against anticipated technical goals of the projected new program while the government goes through its lengthy approval process required to allocate funds and award contracts. When such a determination occurs, we capitalize as inventory material, labor and overhead costs that we expect to recover from a follow-on or new contract. Due to the uncertainties associated with new or follow-on research and development contracts, we maintain significant reserves for this inventory to avoid overstating its value. We have adopted this practice because we believe that we are typically able to more fully recover such costs under the provisions of government contracts by direct billing of inventory rather than by seeking recovery of such costs through permitted indirect rates, which may be more vulnerable to competitive market pressures.
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

     For our initial annual impairment review of Optex, we placed reliance on our analysis conducted during our fiscal quarter ended April 2, 2006 in connection with the Initial Acquisition. We updated our impairment review of Optex as of October 1, 2006. Based on the analysis performed, we determined that the Optex reporting unit’s fair value exceeded its carrying amount at October 1, 2006, and therefore concluded that there was no indication of an impairment loss. We performed a subsequent impairment review effective the fourth quarter of fiscal 2007 based on updated future cash flow projections that reflected both Optex’s increase in backlog and decrease in realized gross margins for fiscal 2007 compared to our initial goodwill valuation, and based on this analysis, concluded that there was no indicated impairment loss at September 30, 2007. Given that our independent auditor has expressed substantial doubt about our ability to continue as a going concern, we updated our impairment review of Optex at the unit level shortly before filing of our Annual Report on Form 10-K for fiscal 2007 and again before filing our reports on Form 10-Q for the periods ended December 30, 2007 and March 30, 2008. We concluded from these updates that customer acceptance of improved pricing and associated gross profit on certain Optex products has essentially compensated for lower realized and expected fiscal 2008 aggregate revenues and related gross margins in terms of expected future cash flows, such that no impairment loss was required to be recorded at either December 30, 2007 or March 30, 2008. However, if we are not able to satisfy our working capital needs for execution of Optex’s backlog, the valuation of goodwill related to Optex could become impaired and our financial condition and results of operation could be materially adversely affected. Accordingly, we expect to continue to monitor these circumstances and update our impairment analysis of the Optex goodwill as required by developments in fiscal 2008, rather than just on an annual basis.
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
     Executive Salary Continuation Plan Liability. We have estimated the ESCP liability based on the expected lifetime of participants using Social Security mortality tables and discount rates comparable to that of rates of return on high quality investments providing yields in amount and timing equivalent to expected benefit payments. At the end of each fiscal year, we determine the assumed discount rate to be used to discount the ESCP liability. We considered various sources in making this determination, including the Citigroup Pension Liability Index, which at September 30, 2007 was 6.29%. Based on this review, we used a 6% discount rate for determining ESCP liability at September 30, 2007 and March 30, 2008. (See the “Explanatory Note” immediately preceding Part I, Item 1 and Note 1, “General — Summary of Significant Accounting Policies — Restatement and Reclassifications,” in Condensed Notes to Consolidated Financial Statements of this Form 10-Q.)
     Derivatives. SFAS 133 requires us to record and carry all derivatives on the balance sheet as either liabilities or assets at fair value. Derivatives are measured at fair value with changes in fair value recognized through earnings as they occur.
Results of Operations
     Contract Research and Development Revenue. Contract research and development revenue consists of amounts realized or realizable from funded research and development contracts, largely from U.S. government agencies and government contractors, primarily conducted by our historical operations in Costa Mesa, California. Contract research and development revenues for the 13-week and 26-week periods ended March 30, 2008 compared to the 13-week and 26-week periods ended April 1, 2007 are shown in the following tables:

	Contract Research
	and Development	Percentage of
13-Week Comparisons	Revenue	Total Revenue
13 weeks ended April 1, 2007	$3,942,300	49%
Dollar increase in current comparable 13 weeks	422,200

13 weeks ended March 30, 2008	$4,364,500	39%
Percent increase in current 13 weeks	11%

	Contract Research
	and Development	Percentage of
26-Week Comparisons	Revenue	Total Revenue
26 weeks ended April 1, 2007	$7,946,500	49%
Dollar decrease in current comparable 26 weeks	(870,300)

26 weeks ended March 30, 2008	$7,076,200	37%
Percent decrease in current 26 weeks	(11%)

     Both the improvement in our contract research and development revenue in the 13-weeks ended March 30, 2008 and the decline in our contract research and development revenue in the 26 weeks ended March 30, 2008, as compared to the 13-week and 26-week periods ended April 1, 2007, were largely related to technical milestones of the contracts underway in the respective periods, rather than trends related to bookings or funding. In the 13-week period ended March 30, 2008, various subcontractor and vendor milestones were completed, allowing for increased deployment of our internal direct labor to research and development contract tasks that were dependent upon prior completion of such subcontractor and vendor milestones. This increased labor deployment resulted in greater revenue under our cost-reimbursement contracts both because of the additional direct labor costs incurred and because of the ability to include overhead recovery on our direct labor as part of our recognized revenue.
     Cost of Contract Research and Development Revenue. Cost of contract research and development revenue consists of wages and related benefits, as well as subcontractor, independent consultant and vendor expenses directly incurred in support of research and development contracts, plus associated indirect expenses permitted to be charged pursuant to the relevant contracts. Our cost of contract research and development revenue for the 13-week and 26-week periods ended March 30, 2008 declined both in terms of absolute value as well as percentage of contract research and development revenue compared to the 13-week and 26-week periods ended April 1, 2007 as shown in the following tables:

		Percentage of
	Cost of Contract	Contract Research
	Research and	and Development
13-Week Comparisons	Development Revenue	Revenue
13 weeks ended April 1, 2007	$3,434,600	87%
Dollar decrease in current comparable 13 weeks	(66,300)

13 weeks ended March 30, 2008	$3,368,300	77%
Percentage decrease in current 13 weeks	(2%)

		Percentage of
	Cost of Contract	Contract Research
	Research and	and Development
26-Week Comparisons	Development Revenue	Revenue
26 weeks ended April 1, 2007	$6,792,600	85%
Dollar decrease in current comparable 26 weeks	(1,101,000)

26 weeks ended March 30, 2008	$5,691,600	80%
Percentage decrease in current 26 weeks	(16%)
     The decline in absolute value of our cost of contract research and development revenue for the 26-week period ended March 30, 2008 as compared to the 26-week period ended April 1, 2007 was partly due to the cost-reimbursement nature of most of our research and development contracts. For such contracts, revenue is recognized as costs are incurred, up to levels permissible by contract. Accordingly, whenever contract research and development revenue has declined, as was the case in the first half of fiscal 2008 compared to the first half of fiscal 2007, a corresponding decline in the absolute value of the cost of contract research and development revenue is typical. However, the decline in cost of contract research and development revenue as a percentage of contract research and development revenue in both the 13-week and 26-week periods ended March 30, 2008 as compared to the 13-week and 26-week periods ended April 1, 2007, as well as the decline in absolute value of cost of contract research and development revenue during the current second quarter as opposed to the second quarter of last year, despite an increase in contract research and development revenue in the current year period, reflect gross margin improvements largely derived from cost composition in the current year periods and reversal of a $200,100 reserve for loss on a contract in the current year periods, with no comparable reversal in the prior year periods. These gross margin improvements were partially offset by $500,000 of reserves that we established in the 13-week period ended March 30, 2008 to reflect uncertainties related to a contract dispute.
     Product Sales. Subsequent to the Initial Acquisition of Optex at the end of our first quarter of fiscal 2006, our product sales have been principally comprised of sales of Optex’s optical equipment and systems, largely intended for use on military land vehicles. We also derived some product sales from sales of chips, modules, stacked chip products and chip stacking services, and sales of miniaturized camera products. Product sales for the 13-week and 26-week periods ended March 30, 2008 increased both in terms of absolute dollars and as a percent of total revenue as compared to the 13-week and 26-week periods ended April 1, 2007 as shown in the following tables:

	Product	Percentage of
13-Week Comparisons	Sales	Total Revenue
13 weeks ended April 1, 2007	$4,061,000	51%
Dollar increase in current comparable 13 weeks	2,633,700

13 weeks ended March 30, 2008	$6,694,700	61%
Percentage increase in current 13 weeks	65%

	Product	Percentage of
26-Week Comparisons	Sales	Total Revenue
26 weeks ended April 1, 2007	$8,172,400	51%
Dollar increase in current comparable 26 weeks	3,775,500

26 weeks ended March 30, 2008	$11,947,900	63%
Percentage increase in current 26 weeks	46%
     The increase in product sales in the current year periods is the net result of substantial increases in the sales of Optex’s products, as well as modest increases in sales of products from our Costa Mesa operation, largely miniaturized camera products. Based on our present funded backlog of orders for Optex products, we believe we may experience an increase in our product sales in the balance of fiscal 2008. However, we anticipate that execution against our funded backlog for product sales to achieve such growth will be dependent on our working capital, which has been and presently is limited.
     Cost of Product Sales. Cost of product sales consists of wages and related benefits of our personnel, as well as subcontractor, independent consultant and vendor expenses directly incurred in the manufacture of products sold, plus related overhead expenses. Our cost of product sales for the 13-week and 26-week periods ended March 30, 2008 and the 13-week and 26-week periods ended April 1, 2007 are shown in the following tables:

	Cost of	Percentage of
13-Week Comparisons	Product Sales	Product Sales
13 weeks ended April 1, 2007	$3,216,400	79%
Dollar increase in current comparable 13 weeks	2,575,900

13 weeks ended March 30, 2008	$5,792,300	87%
Percentage increase in current 13 weeks	80%

	Cost of	Percentage of
26-Week Comparisons	Product Sales	Product Sales
26 weeks ended April 1, 2007	$6,513,000	80%
Dollar increase in current comparable 26 weeks	3,795,400

26 weeks ended March 30, 2008	$10,308,400	86%
Percentage increase in current 26 weeks	58%
     The increase in absolute dollars of cost of product sales in the current year period was largely related to the increase in product sales discussed above. The magnitude of the increase in the cost of product sales in the current year period was significantly mitigated by a reduction of $374,800 in the accrual for anticipated losses on contracts for Optex products in the 26 weeks ended March 30, 2008, which was the net result of successful renegotiations of Optex contracts offset by accruals for new orders for Optex products that are presently uneconomically priced. A comparable reduction in the accrual for anticipated losses on contracts for Optex products was not experienced in the 26-week period ended April 1, 2007. The increase in cost of product sales as a percentage of cost of product sales was primarily related to increased product support costs associated with products sold from our Costa Mesa operation in the 13-week and 26-week periods ended March 30, 2008 as compared to the 13-week period and 26-week periods ended April 1, 2007. Those increased product support costs included the expense of training new employees to manufacture our stacked chip products and customer support related to initial shipments of new versions of our miniaturized camera products. We believe that such expenses are generally non-recurring with respect to specific products and not indicative of an overall trend. However, we anticipate that a temporary increase in product support costs would be likely whenever new products are introduced, the timing of which would typically be intermittent.
     General and Administrative Expense. General and administrative expense largely consists of wages and related benefits for our executive, financial, administrative and marketing team, as well as professional fees, primarily legal and accounting fees and costs, plus various fixed costs such as rent and utilities. Comparisons of general and administrative expense for the 13-week and 26-week periods ended March 30, 2008 and the 13-week and 26-week periods ended April 1, 2007 are shown in the following tables:

	General and
	Administrative
	Expense	Percentage of
13-Week Comparisons	As restated (1)	Total Revenue
13 weeks ended April 1, 2007 (1)	$3,748,200	47%
Dollar decrease in current comparable 13 weeks	(508,000)

13 weeks ended March 30, 2008	$3,240,200	29%
Percentage decrease for current 13 weeks	(14%)

	General and
	Administrative
	Expense	Percentage of
26-Week Comparisons	As restated (1)	Total Revenue
26 weeks ended April 1, 2007 (1)	$6,244,900	39%
Dollar decrease in current comparable 26 weeks	(163,400)

26 weeks ended March 30, 2008	$6,081,500	32%
Percentage decrease for current 26 weeks	(3%)

(1)	See the “Explanatory Note” immediately preceding Part I, Item 1 and Note 1, “General — Summary of Significant Accounting Policies — Restatement and Reclassifications,” in Condensed Notes to Consolidated Financial Statements of this Form 10-Q.
     Most categories of general and administrative expense exhibited declines in the current year periods as compared to the 13-week and 26-week periods ended April 1, 2007. The largest such comparative decrease in the 13-week period ended March 30, 2008 as compared to the 13-week period ended April 1, 2007 was an approximate $245,700 decrease in general and administrative service expense, largely lower legal and accounting expense in the current year period as opposed to the prior year’s second quarter in which we incurred higher such expenses derived from our debt refinancing and restructuring. The decline in general and administrative service expense accounted for $144,700 of the year-to-year decrease between the 26-week periods of fiscal 2008 and fiscal 2007. Partially offsetting the declines in most categories of general and administrative expense in both the 13-week and 26-week periods ended March 30, 2008 as compared to the 13-week and 26-week periods ended April 1, 2007 were increases in general and administrative labor expense and associated employee benefits, as well as an additional $188,800 of stock-based compensation expense. These increases reflected both the addition of two new senior employees charged with responsibility for business development in Costa Mesa and the addition of new management infrastructure and personnel at Optex in the current year periods.
     Research and Development Expense. Research and development expense consists of wages and related benefits for our research and development team, independent contractor consulting fees and subcontractor and vendor expenses directly incurred in support of internally funded research and development projects, plus associated overhead expenses. Research and development expense for the 13-week and 26-week periods ended March 30, 2008 and the 13-week and 26-week periods ended April 1, 2007 is shown in the following tables:

	Research and
	Development	Percentage of
13-Week Comparisons	Expense	Total Revenue
13 weeks ended April 1, 2007	$441,900	6%
Dollar decrease in current comparable 13 weeks	(146,400)

13 weeks ended March 30, 2008	$295,500	3%
Percentage decrease for current 13 weeks	(33%)

	Research and
	Development	Percentage of
26-Week Comparisons	Expense	Total Revenue
26 weeks ended April 1, 2007	$573,300	4%
Dollar increase in current comparable 26 weeks	66,800

26 weeks ended March 30, 2008	$640,100	3%
Percentage increase for current 26 weeks	12%
     Both the decrease in research and development expense in the 13 weeks ended March 30, 2008 as compared to the 13 weeks ended April 1, 2007 and the increase in research and development expense in the 26 weeks ended March 30, 2008 as compared to the 26 weeks ended April 1, 2007 are related to the labor deployment issues discussed above with respect to contract research and development revenue. We use the same technical staff for both internal and customer funded research and development projects, as well as the preparation of technical proposals, so the availability of direct labor in terms of man hours and skill mix has a direct bearing on the amount of internally funded research and development expense we undertake in any given period. Generally, this availability does not reflect trends, but rather is tied to specific milestones of both funded and internal research projects. As can be seen from the above tables, the resulting variances between the 13-week and 26-week periods of fiscal 2008 as compared to the 13-week and 26-week periods of fiscal 2007 are relatively modest in terms of absolute value. Accordingly, the decline in research and development expense as a percentage of total revenue in the current year periods substantially reflects the current year increases in total revenues, rather than a change in priorities related to internally funded research and development. Optex generally has historically conducted very minimal internal research and development activities, did not incur any research and development expense in either the current or prior year 13-week and 26-week periods, and we do not anticipate significant Optex research and development in the balance of fiscal 2008.
     Interest Expense. Our interest expense for the 13 weeks and 26 weeks ended March 30, 2008 as compared to the interest expense for the 13 weeks and 26 weeks ended April 1, 2007 is shown in the following tables:

13-Week Comparisons	Interest Expense
13 weeks ended April 1, 2007	$2,261,800
Dollar decrease in current comparable 13 weeks	(439,100)

13 weeks ended March 30, 2008	$1,822,700
Percentage decrease for current 13 weeks	(19%)

26-Week Comparisons	Interest Expense
26 weeks ended April 1, 2007	$3,172,000
Dollar increase in current comparable 26 weeks	310,300

26 weeks ended March 30, 2008	$3,482,300
Percentage increase for current 26 weeks	10%
     The decrease in interest expense in the 13-week period ended March 30, 2008 as compared to the 13-week period April 1, 2007 was largely the result of debt conversions in the fiscal 2007 second quarter that resulted in accelerated amortization of non-cash debt discounts accounted for as interest, a factor that was not present in the second quarter of fiscal 2008. This comparative effect was more than offset in the

26-week period ended March 30, 2008 by the additional financing costs accounted for as interest and the change to compounding of interest in fiscal 2008 as a result of our debt restructuring in November 2007. Accordingly, interest expense increased in the 26 weeks ended March 30, 2008 as compared to the 26 weeks ended April 1, 2007. We anticipate that interest expense will continue to be substantial in future periods as a result of amortization of debt discounts and issuance costs derived from our debt refinancing in December 2006 and our debt restructuring in November 2007. Because of the imputed nature of the debt discount amortization, approximately $1.1 million and $2.2 million of the interest expense in the 13-week and 26-week periods ended March 30, 2008, respectively, was of a non-cash nature. See Note 4 to the Condensed Notes to Consolidated Financial Statements for further discussion of these effects.
     Debt Extinguishment Expense. In the 13-week and 26-week periods ended April 1, 2007, we recorded a non-recurring loss on extinguishment of debt of $0 and $4,398,000, respectively, which reflects the refinancing of our debt in December 2006. No comparable expense was recorded in the 13-week and 26-week periods ended March 30, 2008. See Note 4 to the Condensed Notes to Consolidated Financial Statements for further discussion of this effect.
     Net Loss. Our net loss decreased substantially in the 13-week and 26-week periods ended March 30, 2008, compared to the 13-week and 26-week periods ended April 1, 2007, as shown in the following tables:

Net Loss
13-Week Comparisons	As restated (1)
13 weeks ended April 1, 2007 (1)	$(5,002,600)
Dollar change in current comparable 13 weeks	1,535,700

13 weeks ended March 30, 2008	$(3,466,900)
Percentage decrease for current 13 weeks	(31%)

Net Loss
26-Week Comparisons	As restated (1)
26 weeks ended April 1, 2007 (1)	$(11,396,800)
Dollar change in current comparable 26 weeks	4,216,400

26 weeks ended March 30, 2008	$(7,180,400)
Percentage decrease for current 26 weeks	(37%)

(1)	See the “Explanatory Note” immediately preceding Part I, Item 1 and Note 1, “General — Summary of Significant Accounting Policies — Restatement and Reclassifications,” in Condensed Notes to Consolidated Financial Statements of this Form 10-Q.
     The decrease in net loss in the first 26 weeks of fiscal 2008 as compared to the first 26 weeks of fiscal 2007 was largely attributable to the absence of a debt extinguishment expense in the fiscal 2008 period, as compared to the approximate $4.4 million debt extinguishment expense discussed above, which was incurred in the 26-week period ended April 1, 2007. The decrease in net loss in the 13 weeks ended March 30, 2008 as compared to the 13 weeks ended April 1, 2007 was largely derived from increased gross margins on the higher total revenues in the fiscal 2008 second quarter, combined with the reduced indirect and interest expenses in the current year period discussed above.

Liquidity and Capital Resources
     Our liquidity decreased in the first half of fiscal 2008 as measured by both our consolidated cash and cash equivalents and our working capital as shown in the following table:

	Cash and
	Cash Equivalents	Working Capital
September 30, 2007	$1,442,300	$1,799,100
Dollar decrease in the 26 weeks ended March 30, 2008	(209,200)	(2,282,400)

March 30, 2008	$1,233,100	$(483,300)
Percentage decrease in the 26 weeks ended March 30, 2008	(15%)	(127%)
     The aggregate of our non-cash depreciation and amortization expense, non-cash interest expense, non-cash retirement plan contributions, common stock issued to pay operating expenses and non-cash deferred stock based compensation was $6,089,300 in the 26 weeks ended March 30, 2008. These non-cash expenses substantially reduced the operational use of cash derived from our net loss and other timing effects in the 26-week period to $234,300. Since our operational use of cash in the first 13 weeks of fiscal 2008 was $1,215,700, this means that we generated nearly $1 million in cash from operations in the second quarter of fiscal 2008. We additionally used $780,100 of cash in the 26 weeks ended March 30, 2008 for property and equipment expenditures and acquisition of patents. These and other uses of cash were offset by $831,100 of proceeds from the exercise of options, resulting in the net $209,200 decrease of cash in the 26-week period ended March 30, 2008.
     The working capital decline in the 26-week period ended March 30, 2008 was largely due to the reclassification of the $2.0 million debt owed by Optex to TWL Group, LP, an entity owned by Timothy Looney, that is due upon the earlier of February 27, 2009 or sixty days after all debt to our senior lenders is refinanced or retired in full. (See Note 5, “Notes Payable — Related Party,” in Condensed Notes to Consolidated Financial Statements of this Form 10-Q). We believe that TWL Group currently is prohibited under a subordination agreement from demanding payment or taking any other action under the $2.0 million note as the result of a technical default under our senior debt and may still be blocked from such action within the next twelve months. However, such circumstances could change, and we have accordingly reclassified this debt as current in our Consolidated Balance Sheets presented in this Form 10-Q since the nominal due date of the $2.0 million note is now within twelve months of March 30, 2008.
     We believe, but cannot guarantee, that our government-funded research and development contract business will continue to provide liquidity through both gross operating margins and the recovery of indirect costs as permitted under our government contracts over the next twelve months. We also believe that our revenues and aggregate gross margins from product sales can improve further over the next twelve months, largely due to the size of the backlog for Optex’s products, provided that we are able to improve our working capital in the near future. At March 30, 2008, our funded backlog was approximately $43.1 million, approximately $36.8 million of which related to Optex’s business. We expect, but cannot guarantee, that a substantial portion of our funded backlog at March 30, 2008 will result in revenue recognized in the next twelve months, provided that we are able to raise additional funds or otherwise improve our working capital position.

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
     We are currently in the process of trying to raise additional capital, but cannot assure you that we will be able to do so in the near future, on acceptable terms, or at all. We believe that our working capital and liquidity at March 30, 2008, in concert with anticipated proceeds from our proposed concurrent financing activities, should be adequate to support our operations for at least the next twelve months, however, we cannot guarantee that such financing will be completed in a timely manner, on acceptable terms, or at all. In addition, ramping up the Optex supply chain to fulfill its funded backlog is likely to require even further working capital and there may be product sales growth opportunities in this interval that could place demands on our working capital that would require substantial additional external infusion of working capital through equity or debt financings, the success of which cannot be guaranteed.

Off-Balance Sheet Arrangements
     Our off-balance sheet arrangements consist primarily of conventional operating leases. As of September 30, 2007 and March 30, 2008, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations and Commitments
     Debt. At March 30, 2008, we had approximately $22.3 million of debt, exclusive of debt discounts, which consisted of (i) subordinated convertible notes (collectively, the “Notes”) initially issued in two series to Pequot in the original aggregate principal amount of $10.0 million and subsequently purchased by our current senior lenders in December 2006 and reduced to an aggregate principal amount of approximately $8.4 million through partial conversion of such debt into common stock, (ii) the principal balance outstanding of our aggregate $8.25 million Term Notes with our current senior lenders, (iii) a $2.0 million secured subordinated term loan from an entity owned by Timothy Looney to our Optex subsidiary, described more fully below, (iv) a one-year $400,000 subordinated promissory note to Timothy Looney, described more fully below, (v) a $2.1 million Secured Promissory Note from one of our current senior lenders, described more fully below and (vi) an aggregate of $1,115,000 of secured subordinated promissory notes (the “Restructuring Notes”) and an aggregate of $1,115,000 of contingent secured subordinated notes (the “Contingent Notes”) issued in connection with our November 2007 debt restructuring, described more fully below.
     The Term Notes bear interest at 11% per annum. Initially, quarterly interest, but no principal, was payable on the Term Notes during their term until their original maturity date of December 29, 2008. However, pursuant to our November 2007 debt restructuring (see Note 4 to the Condensed Notes to Consolidated Financial Statements), the maturity date of the Term Notes was extended to December 30, 2009 and all interest due was also deferred until December 30, 2009. The Term Notes are subject to acceleration at the option of the senior lenders upon the occurrence of certain events of default. Our senior lenders have waived our requirement to comply with financial debt service covenants for the term of the Term Notes, provided that we remain in compliance with certain other requirements of the Term Notes. We cannot assure you that we will be able to avoid default conditions under the Term Notes in the future. We retired approximately $2.8 million of the principal balance of the Term Notes and approximately $1.2 million of related deferred interest under the Term Notes in April 2008 in connection with the exchange of a portion of the Term Notes for the issuance of approximately $4 million of convertible preferred stock bearing a cumulative annual dividend of 10%. (See Note 15 to the Condensed Notes to Consolidated Financial Statements of this Form 10-Q).
     The Notes initially bore interest at the rate of 3.5% per annum, and the principal and interest under the Notes are convertible into shares of our common stock at a conversion price per share that was initially set at $2.60, which conversion price is subject to adjustment under certain conditions. Due to the issuance of warrants to our new senior lenders in connection with the refinancing of our senior debt in December 2006, the conversion price per share of the Notes was automatically adjusted to $1.30 in accordance with the existing anti-dilution provisions in the Notes. We issued the first series of Notes (the “Series 1 Notes”) in the original principal amount of approximately $7.4 million. Initially, the Series 1 Notes were repayable in quarterly interest only payments commencing March 31, 2006 through December 30, 2007. Thereafter, the Series 1 Notes were payable in 24 equal monthly principal installments plus interest maturing on December 30, 2009. As a result of our November 2007 restructuring of our debt (see Note 4 to the Condensed Notes to Consolidated Financial Statements), both the principal and accrued interest under the Series 1 Notes became payable on December 30, 2009 and the stated interest rate increased to 10% per annum, compounding monthly. The second series of Notes (the “Series 2 Notes”) are in the original principal amount of approximately $2.6 million and interest on such Notes was initially repayable in quarterly interest only payments commencing March 31, 2006, with the remaining principal amount initially due and payable on December 30, 2007. Upon assignment of the Notes to our new senior lenders in December 2006, the maturity date of the Series 2 Notes was extended to December 30, 2009. As a result of our November 2007 restructuring of our debt (see Note 4 to the Condensed Notes to Consolidated Financial Statements), the principal and accrued interest under the Series 2 Notes also became payable on December 30, 2009. We may be required to repurchase the Notes under certain circumstances, including upon election of the note holders following an event of default as defined in the Notes, upon the incurrence of debt other than permitted indebtedness under the Notes, and upon certain issuances of our capital stock, at a repurchase price equal to the greater of (1) the outstanding principal amount of the Notes purchased, plus all accrued but unpaid interest thereon through the day of payment, and (2) 125% of the average of the closing prices of our common stock for the five days preceding the repurchase date. In December 2006, the Notes were assigned through purchase from Pequot to our current senior lenders and any existing or asserted defaults thereunder were waived by such senior lenders.
     As a result of the restructuring of the Notes and Term Notes in November 2007, (see Note 4 to Condensed Notes to Consolidated Financial Statements), the effective interest rate of these debt instruments, in the aggregate, has been reduced from 53% to 46%.
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
     On December 29, 2006, we amended certain of the agreements with Timothy Looney regarding our Buyer Option to purchase the remaining 30% interest in Optex. In consideration for such amendments, we issued a one-year unsecured subordinated promissory note to Mr. Looney in the principal amount of $400,000, bearing interest at a rate of 11% per annum. In January 2007, we negotiated an amendment to our earnout agreement with Mr. Looney that extended his earnout period to December 2009 and reduced the aggregate maximum earnout to $3.9 million in consideration for a subordinated secured term loan from an entity owned by Mr. Looney providing for advances up to $2.0 million, bearing 10% interest per annum, provided to Optex, which term loan matures on the earlier of February 2009 or sixty days after retirement of our senior debt. At March 30, 2008, there was $2.0 million of debt outstanding under this subordinated secured term loan.

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
     On July 19, 2007, we entered into a Loan Agreement, a Secured Promissory Note (the “Promissory Note”) and an Omnibus Security Interest Acknowledgement with Longview Fund, L.P., one of our existing senior lenders that is an accredited institutional investor (the “Lender”), pursuant to which we closed a short-term non-convertible loan in the original principal amount of $2.0 million (the “Loan”), the proceeds of which were intended principally for general working capital purposes. The Promissory Note bears interest at a rate of 12% per annum, due together with the unpaid principal amount when the Promissory Note matures, which was originally on January 19, 2008, but was extended to December 30, 2009 pursuant to our November 2007 debt restructuring (see Note 4 to the Condensed Notes to Consolidated Financial Statements). If we fail to pay the principal and accrued interest within ten days after the maturity date, we will incur a late fee equal to 5% of such amounts.
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
     Also in consideration for our November 2007 debt restructuring, we issued the Contingent Notes to Longview and Alpha in the aggregate principal amount of $1.0 million and $115,000, respectively. The Contingent Notes are in substantially the same form as the Restructuring Notes; however, the Contingent Notes will be discharged (and cancelled) in pro rata proportion to the amount the total indebtedness owed to Longview and Alpha is repaid in full by December 30, 2009. If the total principal and accrued interest payable to Longview and Alpha on existing obligations (excluding the Restructuring Notes) is repaid in full, then the Contingent Notes will be cancelled in their entirety. The Contingent Notes, to the extent not cancelled, will be due and payable on December 30, 2009, and do not accrue interest. The Contingent Notes are also secured by substantially all of the assets of the Company and Optex.
     Capital Lease Obligations. Our outstanding principal balance on our capital lease obligations of $59,400 at March 30, 2008 relates primarily to manufacturing and test equipment at our Costa Mesa, California operations and is included as part of current and non-current liabilities within our consolidated balance sheet.
     Operating Lease Obligations. We have various operating leases covering equipment and facilities located in Costa Mesa, California, and Richardson, Texas.
     Deferred Compensation. We have a deferred compensation plan, the ESCP, for select key employees of the Company. Benefits payable under the ESCP are established on the basis of years of service with the Company, age at retirement and base salary, subject to a maximum benefits limitation of $137,000 per year for any individual. The ESCP is an unfunded plan. The recorded liability for future expense under the ESCP is determined based on expected lifetime of participants using Social Security mortality tables and discount rates comparable to that of rates of return on high quality investments providing yields in amount and timing equivalent to expected benefit payments. At the end of each fiscal year, we determine the assumed discount rate to be used to discount ESCP liability. We considered various sources in making this determination for fiscal 2007, including the Citigroup Pension Liability Index, which at September 30, 2007 was 6.29%. Based on this review, we used a 6% discount rate for determining the ESCP liability at September 30, 2007 and plan to continue to use this discount rate for interim periods of fiscal 2008. There are presently two of our retired executives who are receiving benefits aggregating $184,700 per annum under the ESCP. Two of our current executives are eligible for benefits aggregating $274,000 per annum upon their retirement. As of March 30, 2008, $3,918,500 has been accrued in the accompanying Consolidated Balance Sheet for the ESCP, including a $184,700 current liability expected to be paid during the subsequent twelve months. Our financial statements for periods prior to fiscal 2007 have been restated to reflect this ESCP liability. See the “Explanatory Note” immediately preceding Part I, Item 1 and Note 1, “General — Summary of Significant Accounting Policies — Restatement and Reclassifications,” in Condensed Notes to Consolidated Financial Statements.

Other Commitments.
The following table summarizes the Company’s contractual obligations as of March 30, 2008.

	Payments Due by Period
Contractual Obligations	Total	12 Months or less	13-36 Months	37-60 Months
Long-term debt	$19,900,000	$—	$19,900,000	$—
Short-term notes	2,400,000	2,400,000	—	—
Deferred interest	2,011,800	—	2,011,800	—
Capital leases	59,400	36,800	22,600	—
Operating leases	1,134,000	577,000	538,000	19,000
ESCP liability (1)	1,108,200	184,700	554,100	369,400

(1)	ESCP obligations could increase in periods shown through additional retirements or decrease through death of existing retirees. Amounts shown only include payments to existing retirees.
      Stock-Based Compensation
     As discussed in Note 1 to our Condensed Notes to Consolidated Financial Statements included in this report, we apply the provisions of SFAS 123(R), which resulted in our recognition of stock-based compensation of $523,400 and $320,300 for the 26-week periods ended March 30, 2008 and April 1, 2007, respectively. This stock-based compensation was attributable to the following:

	26 Weeks Ended	26 Weeks Ended
	March 30, 2008	April 1, 2007
Cost of contract research and development revenue	$66,700	$52,400
General and administrative expense	456,700	267,900

	$523,400	$320,300

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
     We adopted SFAS 123(R) using the modified prospective method. Under this transition method, compensation costs recognized in the 26-week periods ended March 30, 2008 and April 1, 2007 includes: (i) compensation cost for all share-based payments granted prior to, but not yet earned as of October 3, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (ii) compensation cost for all share-based payments granted subsequent to October 2, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

     We also will continue to account for equity instruments issued to persons other than our employees and directors (“non-employees”) in accordance with the provisions of SFAS 123 and EITF 96-18. All transactions in which goods or services are the consideration received for equity instruments issued to non-employees are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of any such equity instrument is the earliest to occur of (i) the date on which the third-party performance is complete, (ii) the date on which it is probable that performance will occur, or (iii) if different, the date on which the compensation has been earned by the non-employee. In the 26-week period ended March 30, 2008, we issued 1,000,000 shares of our common stock, valued at $800,000, to a non-employee director and 471,400 shares of our common stock, valued at $377,100, to a non-employee consultant as partial payments for services rendered under separate consulting contracts.
     We have historically issued stock options to employees and outside directors whose only condition for vesting were continued employment or service during the related vesting period. Historically, the vesting period has been up to four years for employee awards and immediate vesting for director awards, although awards have been granted with two year or other vesting periods, including awards made in fiscal 2008. Starting in fiscal 2006 we began issuing nonvested stock grants to new employees and outside directors. The typical restriction period for such grants is three years. We may impose other performance criteria for the vesting of options or nonvested stock granted in the future.
     For purposes of SFAS 123(R), we calculate stock option-based compensation by estimating the fair value of each option granted using the Black-Scholes option valuation model and various assumptions that are described in Note 1 to our Condensed Consolidated Financial Statements. Once the compensation cost of an option is determined, we recognize that cost on a straight-line basis over the requisite service period of the option, which is typically the vesting period for options granted by us. We calculate compensation expense of nonvested stock grants by determining the fair value of each such grant as of their respective dates of grant using our stock price at such dates with no discount. We recognize compensation expense on a straight-line basis over the requisite service period of a nonvested stock award.
     For the 13-week and 26-week periods ended March 30, 2008, stock-based compensation comprised compensation costs attributable to such period for those options that were not fully vested upon adoption of SFAS 123(R) and compensation costs for options and nonvested stock grants that were awarded during the period, prorated from the date of award to March 30, 2008, adjusted for estimated forfeitures in accordance with SFAS 123(R) and compensation costs for vested stock grants made during the period. During the 13-week and 26-week periods ended March 30, 2008, there were options granted to purchase 1,210,000 shares of our common stock. During the 13-week and 26-week periods ended March 30, 2008, there were awards of 1,256,100 shares and 1,756,300 shares of vested stock, respectively, and awards of 221,800 shares and 254,100 shares of nonvested stock, respectively, made to employees and directors, exclusive of the effect of forfeitures and vesting of previously issued shares during these periods.
     The method we employ to calculate stock-based compensation is consistent with the method used to compute stock-based compensation under SFAS 123, except that under SFAS 123(R), we are required to estimate expected forfeitures, rather than adjusting for forfeitures when they occur as required under SFAS 123. We have estimated forfeitures to be 7%, which reduced stock-based compensation cost by $400 in the 26-week period ended March 30, 2008.

     At March 30, 2008, the total compensation expense related to nonvested awards then outstanding that were not yet recognized was $392,000. The weighted-average remaining vesting period of nonvested options at March 30, 2008 was 1.2 years.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Not applicable.
Item 4T. Controls and Procedures
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
     (b) Changes to Internal Control over Financial Reporting. Our fiscal 2005 audit identified an error in our SFAS 123 stock option disclosures that had not been detected in our initial fiscal 2005 financial statement close process, resulting in an adjustment to both the fiscal 2005 and fiscal 2004 footnote disclosures. As we have continued to grow, the volume of routine transactions, including option and stock grants to employees and service providers, has grown significantly. Additionally, we have recently entered into complex transactions including, but not limited to the Optex acquisition and other long-term contracts and financing transactions. Such transactions, as well as others, and the increasing volume of routine transactions, have created increased burdens upon our financial and accounting staff, particularly when they occur in schedule proximity to our financial statement close process as was the case with the Optex acquisition and the refinancing of our debt in December 2006. As a result, during the financial statement close process for fiscal 2005 and both the quarterly and annual financial close processes of fiscal 2006, we did not have sufficient internal resources to monitor financial accounting standards and to maintain controls to appropriately interpret, implement and review the application of new financial accounting standards, reporting requirements, and the completeness and correctness of disclosures in accordance with GAAP and the SEC’s rules and regulations. The absence of such controls over financial reporting constituted a material weakness in internal control that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As part of our remediation plan with respect to this material weakness, we hired a new Corporate Controller in the third quarter of fiscal 2006 and a new Assistant Controller in the fourth quarter of fiscal 2006. We also changed our internal controls to take advantage of these new resources. However, these steps did not fully remediate the above identified material weakness in our fiscal 2006 and fiscal 2007 financial close process. We believe that we had begun to remediate these material weaknesses through the additions to our financial staff discussed above and the implementation of additional controls in our fiscal 2007 financial close process, but had not yet fully remediated the material weaknesses as of September 30, 2007, as evidenced by significant post closing adjustments recorded by us, including those related to our restatement associated with initial recording of our ESCP liability. We believe that we will have to further strengthen our financial resources if we undertake the additional growth that we have stated that we seek or if we consummate further complex transactions. We cannot guarantee that our actions in the future will be sufficient to accommodate possible future growth or complex transactions that could create other material weaknesses.

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
     In April 2008, the Company filed a lawsuit in the Superior Court of California, County of Orange, against Elizabeth Cooper, LLC doing business as iPIG Dev., Elizabeth Cooper, an individual, Eveready Industrial Services Inc., and Steve Morrison, an individual, in his capacity as Eveready’s agent. The lawsuit alleges various causes of action relating to breach of contract, interference with contract, business torts and indemnity claims arising out of a March 2007 development agreement between the Company and iPIG with respect to prototype development of electronic hardware. Because of iPIG’s alleged breaches, the Company had discontinued work under the development agreement in February 2008, which in turn, generated a demand for arbitration by iPIG in March 2008 under an arbitration clause in the agreement. The arbitration demand requested that the Company continue work on the project without compensation and that it deliver the prototype designs developed at the Company’s expense to iPIG. The Company is contesting the demand for arbitration as well as the demand that the Company continue work on the project without compensation and deliver the prototype designs developed at the Company’s expense to iPIG.
     We have been, and may from time to time, become a party to various other legal proceedings arising in the ordinary course of our business. We do not presently know of any such matters, the disposition of which would be likely to have a material effect on our consolidated financial position, results of operations or liquidity.
Item 1A. Risk Factors
     A restated description of the risk factors associated with our business is set forth below. This description includes any changes (whether or not material) to, and supersedes, the description of the risk factors associated with our business previously discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2007 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2007.
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
     We expect that we will need to raise additional capital in the future; additional funds may not be available on terms that are acceptable to us, or at all. In addition to our significant net losses in recent periods, we have also historically experienced negative cash flows, from operations or other uses of cash. Due largely to our capital expenditures, we experienced a net reduction of our cash during fiscal 2005 of approximately $754,500. In fiscal 2006, due largely to debt service related to the Initial Acquisition of Optex, we experienced a net reduction in cash of $726,800. In fiscal 2007, we had a modest increase in cash, largely due to financing activities, but used approximately $4.4 million of cash in operating activities. In the first half of fiscal 2008, we experienced a net reduction in cash of $209,200. To offset the effect of negative net cash flows, we have historically funded a portion of our operations through multiple equity financings, and to a lesser extent through receivable financing. As of March 30, 2008, we had significant long-term debt payable to our senior lenders of approximately $19.9 million, and deferred interest of approximately $2.0 million on such obligations, all of which is due and payable in December 2009 or such earlier date upon an event of default under our loan documents with such senior lenders. In addition, we had approximately $2.4 million of short-term debt as of March 30, 2008. We anticipate we will have to raise additional capital in the future to service or retire our debt, remedy debt defaults, replace lenders and to finance our future working capital needs. We cannot assure you that any additional capital will be available on a timely basis, on acceptable terms, or at all. Future equity financings may also require stockholder approval and may require the consent of our senior lenders, either or both of which may not be obtainable. Future equity financings may be difficult to obtain while the ability to raise additional capital or register resales of our equity securities is subject to consent of our senior lenders. If we are not able to obtain additional capital as may be required, our business, financial condition and results of operations could be materially and adversely affected.
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
     Even if available, financings can involve significant costs and expenses, such as legal and accounting fees, diversion of management’s time and efforts, or substantial transaction costs or break-up fees in certain instances. Financings may also involve substantial dilution to existing stockholders, and may cause additional dilution through adjustments to certain of our existing securities under the terms of their antidilution provisions. If adequate funds are not available on acceptable terms, or at all, we may be unable to finance our operations, develop or enhance our products, expand our sales and marketing programs, take advantage of future opportunities or respond to competitive pressures.
     Our common stock may be delisted by the Nasdaq Capital Market if we cannot maintain Nasdaq’s listing requirements. In such case, the market for your shares may be limited, and it may be difficult for you to sell your shares at an acceptable price, if at all. Our common stock is currently listed on the Nasdaq Capital Market. Among other requirements, to maintain this listing, our common stock must continue to trade above $1.00 per share. In December 2007, our stock had failed to meet this criterion for over 30 consecutive trading days. As a result, in accordance with Marketplace Rule 4310(c)(8)(B), we were notified by Nasdaq that we had 180 calendar days or until June 3, 2008 to regain compliance with this Rule by reestablishing a sales price of $1.00 per share or greater for ten consecutive trading days. In July 2001, our stock had also failed to meet this criterion for over 30 consecutive trading days. Our common stock has, at various times, traded close to or below the $1.00 per share minimum standard, and we cannot assure you that we will be able to regain compliance again or that the sales price of our common stock will continue to meet Nasdaq’s minimum listing standards.
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
     At December 30, 2007 and March 30, 2008, our stockholders’ equity was approximately $2.3 million and $0.7 million, respectively, both of which were below the Nasdaq continued listing requirements. In February 2008, we were notified by Nasdaq that we had 15 days to submit a plan to cure these listing deficiencies, which we did. Upon review of this plan and our subsequent filing of a Form 8-K/A stating that we believed that the April 2008 exchange of $4 million of our Term Notes and related interest for convertible preferred stock had brought us back into compliance with the $2.5 million stockholders’ equity listing maintenance standard, Nasdaq gave us a notice of re-compliance subject to our providing evidence of the April 2008 equity infusion in this report on Form 10-Q. We have provided that evidence by inclusion of a pro-forma balance sheet reflecting the effects of the April 2008 debt exchange. (See Note 15, “Subsequent Event,” in Condensed Notes to Consolidated Financial Statements). However, we cannot guarantee you that we will be able to meet this or other Nasdaq listing standards in the future. If we fail to meet Nasdaq listing requirements, our common stock could be delisted, which would eliminate the primary market for your shares of common stock and would result in additional defaults under our outstanding debt instruments. As a result, you may not be able to sell your shares at an acceptable price, if at all. In addition, such delisting may make it more difficult or expensive for us to raise additional capital in the future.
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
     The December 2006 refinancings and November 2007 restructuring of our senior and subordinated debt increased our aggregate debt and increased the dilutive effect of our convertible subordinated notes and related warrants, thereby increasing risks associated with the retirement of these obligations. The December 2006 refinancing of our senior debt increased the amount of that obligation from approximately $5.9 million to $8.25 million at a slightly higher interest rate, all of which is due and payable in December 2009, pursuant to a November 2007 restructuring of this debt. The November 2007 restructuring of our debt also increased our total debt by approximately $1.1 million for a restructuring fee and contingently increased our debt by an additional approximate $1.1 million if we fail to retire our obligations to our senior lenders by December 2009. Furthermore, the conversion price of our convertible subordinated notes and the exercise price of related warrants was reduced in the December 2006 refinancing, pursuant to the notes’ and warrants’ price anti-dilution features, from $2.60 per share to $1.30 per share, which may impede our ability to raise additional capital to facilitate the retirement of our debt. Our retirement of approximately $4 million of principal and interest on our debt in April 2008 through the exchange of Term Notes for the issuance of convertible preferred stock has also resulted in further adjustment of the conversion price and exercise prices of existing convertible debt and warrants, which may act as an additional impediment to raising capital to retire our debt in the future. Failure to satisfy our debt obligations would expose us to a variety of remedies available to our lenders, up to and including foreclosure on our assets.
     Our stock price could decline because of the potentially dilutive effect of future financings, conversions of notes, effect of anti-dilution provisions or exercises of warrants and common stock options. During the past three fiscal years, we issued approximately 9.0 million shares of our common stock, largely to fund our operations and to acquire the remaining 30% interest in Optex, resulting in significant dilution to our existing stockholders. At October 1, 2006, there were approximately 10.6 million shares of our common stock issuable upon the exercise of warrants and options and upon the conversion of our subordinated secured convertible notes. At March 30, 2008, largely due to the refinancing of our debt, our aggregate dilutive potential was approximately 18.1 million shares. Additional dilution of up to 13.3 million shares initially is possible through conversion of convertible preferred stock issued in April 2008. Any additional equity or convertible debt financings in the future could result in further dilution to our stockholders. Existing stockholders also will suffer significant dilution in ownership interests and voting rights, and our stock price could decline, as a result of potential future application of price anti-dilution features of our subordinated convertible notes and the Pequot warrants, if not waived by the note holders and warrant holders.
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
     Significant sales of our common stock in the public market will cause our stock price to fall. As of March 30, 2008, we had approximately 30.6 million shares of common stock outstanding, all of which were freely tradable, other than restrictions imposed upon our affiliates. In addition, approximately 17.1 million shares of our common stock were issuable pursuant to outstanding options, warrants, convertible notes and other obligations outstanding as of March 30, 2008. Up to an additional 13.3 million shares of our common stock is initially issuable through conversion of convertible preferred stock issued in April 2008. The average trading volume of our shares in March 2008, however, was only approximately 211,900 shares per day. Accordingly, the freely tradable shares and those shares that are potentially issuable are significantly greater in number than the daily average trading volume of our shares. If the holders of the freely tradable shares were to sell a significant amount of our common stock in the public market, the market price of our common stock would likely decline. If we raise additional capital in the future through the sale of shares of our common stock to private investors, we may, subject to existing restrictions lapsing or being waived, agree to register these shares for resale on a registration statement as we have done in the past. Upon registration, these additional shares would become freely tradable once sold in the public market, assuming the prospectus delivery and other requirements were met by the sellers, and, if significant in amount, such sales could further adversely affect the market price of our common stock. The sale of a large number of shares of our common stock also might make it more difficult for us to sell equity or equity-related securities in the future at a time and at the prices that we deem appropriate.
     The consolidation of our debt may have increased the likelihood that our debt could be accelerated. The unanticipated delays that we experienced in receipts of new research and development contracts in fiscal 2006 resulted in our failure to comply with our bank debt covenants several times since the inception of our credit facility with our previous senior lender and resulted in cross-defaults under our subordinated secured convertible notes. As a result, we refinanced our senior bank debt, including the incorporation of our revolving line-of-credit into our senior term loan, to new senior lenders in December 2006. Although the new senior lenders have waived the prior defaults and cross-defaults associated with our original senior and subordinated debt, have waived the new financial condition default covenants associated with our new senior debt and have deferred our obligation to pay principal and interest until December 2009, we cannot assure you that the variability in our contract business and the margins in our product business will allow us to retire our debt obligations in a timely manner. Failure to comply with the requirements of our senior debt exposes us to a variety of remedies available to our senior lenders, including acceleration of the debt, which would place a significant strain on our financial resources or foreclosure on our assets and the assets of Optex. Our senior debt is secured by substantially all of our assets and the assets of Optex. As of March 30, 2008, we had term senior debt of approximately $8.25 million outstanding, although approximately $2.8 million of the principal on that senior debt was retired in April 2008 in connection with the exchange of a portion of the Term Notes for the issuance of convertible preferred stock.
     As a result of the default under our prior senior bank debt and a resulting cross-default with Pequot, our subordinated convertible notes, initially in the aggregate amount of $10 million that has been subsequently reduced to approximately $8.4 million through conversions, also were refinanced when our senior lenders purchased such notes from Pequot. In addition, we entered into a short-term promissory note, with a present principal value of $2.1 million, with one of our senior lenders in July 2007, which was subsequently extended to a maturity date of December 2009 through the issuance of $1.1 million of Restructuring Notes and $1.1 million of Contingent Notes to our senior lenders in November 2007. The consolidation of our senior and subordinated debt, July 2007 promissory note and Restructuring Notes and Contingent Notes with common lenders and the cross default provision in such loan documents increase the risks that all obligations could be accelerated concurrently, resulting in a demand that we could not satisfy. Our subordinated convertible notes, $2.1 million and $1.1 million promissory notes are also secured by substantially all of our assets and the assets of Optex.
     We have received notices from Mr. Looney claiming that we are in default under our $400,000 one-year unsecured subordinated promissory note with Mr. Looney for the alleged nonpayment of principal and interest and that Optex is in default under its $2 million secured subordinated note with TWL Group, LP, an entity owned by Mr. Looney, for the alleged nonpayment of principal and interest. While we believe Mr. Looney currently is prohibited under a subordination agreement from demanding payment or taking any other action under the $400,000 note due to the existence of a technical default under our senior debt, such circumstances could change, requiring us to pay the scheduled principal and interest that would otherwise be due under the $400,000 note. In addition, TWL Group alleges that the maturity date of Optex’s $2 million note was November 29, 2007 and that principal and interest was due on that date. While we do not agree with TWL Group’s allegations and believe that the maturity date of the $2 million note currently is February 27, 2009, there can be no assurance that TWL Group’s allegations will not be successful. While we believe TWL Group currently would be prohibited under a subordination agreement from demanding payment or taking any other action under the $2 million note due to the existence of a technical default under our senior debt, such circumstances could change, requiring Optex to pay the scheduled principal and interest that would otherwise be due under the $2 million note if Mr. Looney’s allegations were successful. If circumstances change, requiring us and Optex to repay the scheduled principal and interest under the $400,000 note and the $2 million note, it would place a significant strain on our financial resources, may require us to raise additional funds and may make it difficult to obtain additional financing. If we are unable at such time to repay the scheduled principal and interest under the $400,000 note and the $2 million note, it could expose us to a variety of remedies available to our senior lenders, including acceleration of the senior debt or foreclosure on our assets and the assets of Optex, and, subject to the subordination agreements, may expose us to any remedies that may be available to Mr. Looney and TWL Group, including acceleration of their notes or TWL Group’s foreclosure on the assets of Optex.
     Our acquisition of Optex is subject to significant operational and financial risks and challenges that could adversely affect our financial condition and results of operations. Our acquisition of Optex has required us to incur a significant amount of debt that has placed considerable restrictions on us and our operations. In December 2006, this debt had to be refinanced to cure defaults thereunder. Because Optex represents our first significant acquisition, we have no prior history of integrating acquired companies or businesses into our operations and we have not yet fully completed our integration of Optex, we cannot fully predict the ultimate impact of the acquisition of Optex on our business operations, financial condition and results of operations. Our acquisition of Optex is subject to many inherent risks, including:
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
     We have historically generated substantial losses, which, if continued, could make it difficult to fund our operations or successfully execute our business plan, and could adversely affect our stock price. Since our inception, we have generated net losses in most of our fiscal periods. We experienced a net loss of approximately $7.2 million in the first half of fiscal 2008. We experienced a net loss of approximately $22.1 million for fiscal 2007, including the effect of approximately $4.4 million of debt extinguishment expenses resulting from the December 2006 refinancing of our debt and approximately $5.0 million of imputed non-cash interest expense resulting from debt discounts recorded in the fiscal year due to that refinancing and our July 2007 promissory note financing. We experienced net losses of approximately $8.4 million for fiscal 2006, including the effect recorded in that fiscal year of our December 2006 debt refinancing, and $1.8 million for fiscal 2005. We anticipate that we will incur approximately $7.0 million of additional debt discount expenses in subsequent reporting periods while our refinanced debt is outstanding. We cannot assure you that we will be able to achieve or sustain profitability on a quarterly or annual basis in the future. In addition, because we have significant expenses that are fixed or difficult to change rapidly, we generally are unable to reduce expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. For example, we experienced some significant contract delays in fiscal 2005 and fiscal 2006 that resulted in unanticipated additional operating expenses to keep personnel on staff while the contracts were pending with no corresponding revenues. In addition, our present level of contract research and development revenue makes us dependent on support from subcontractors to meet our operating plans and susceptible to losses when such support is delayed. Such factors could cause us to continue to experience net losses in future periods, which will make it difficult to fund our operations and achieve our business plan, and could cause the market price of our common stock to decline.
     Our government-funded research and development business depends on a limited number of customers, and if any of these customers terminate or reduce their contracts with us, or if we cannot obtain additional government contracts in the future, our revenues will decline and our results of operations will be adversely affected. For fiscal 2007, approximately 21% of our total revenues were generated from research and development contracts with the U.S. Air Force, approximately 9% of our total revenues were generated from research and development contracts with SAIC, a government contractor, and approximately 9% of our total revenues were generated from research and development contracts with the U.S. Army. For the first half of fiscal 2008, approximately 13% of our total revenues were generated from research and development contracts with the U.S. Air Force, and approximately 8% of our total revenues were generated from research and development contracts with SAIC. Although we ultimately plan to shift our focus to include the commercialization of our technology, we expect to continue to be dependent upon research and development contracts with federal agencies and their contractors for a substantial portion of our revenues for the foreseeable future. Our dependency on a few contract sources increases the risks of disruption in this area of our business or significant fluctuations in quarterly revenue, either of which could adversely affect our consolidated revenues and results of operations.

     Because both our historical operations and those of Optex currently depend on government contracts and subcontracts, we face additional risks related to contracting with the federal government, including federal budget issues and fixed price contracts. General political and economic conditions, which cannot be accurately predicted, directly and indirectly may affect the quantity and allocation of expenditures by federal agencies. Even the timing of incremental funding commitments to existing, but partially funded, contracts can be affected by these factors. Therefore, cutbacks or re-allocations in the federal budget could have a material adverse impact on our results of operations as long as research and development contracts remain an important element of our business. Obtaining government contracts may also involve long purchase and payment cycles, competitive bidding, qualification requirements, delays or changes in funding, budgetary constraints, political agendas, extensive specification development and price negotiations and milestone requirements. Each government agency also maintains its own rules and regulations with which we must comply and which can vary significantly among agencies. Governmental agencies also often retain some portion of fees payable upon completion of a project and collection of these fees may be delayed for several months or even years, in some instances. In addition, an increasing number of our government contracts are fixed price contracts, which may prevent us from recovering costs incurred in excess of its budgeted costs. Fixed price contracts require us to estimate the total project cost based on preliminary projections of the project’s requirements. The financial viability of any given project depends in large part on our ability to estimate such costs accurately and complete the project on a timely basis. While we have historically not experienced material aggregate cost overruns on our fixed price contracts in our research and development business, we recorded approximately $1.4 million of provision for contract losses in fiscal 2007 for Optex’s production contracts, and our exposure to the risks of such overruns have increased in our products business due to the fact that Optex’s contracts are solely of a fixed-price nature. Some of those contracts are for products that are new to Optex and are thus subject to more potential for unanticipated impacts to manufacturing costs. In the event our actual costs exceed the fixed contractual cost of either our research and development contracts or our product contracts, we will not be able to recover the excess costs.
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
     If we fail to scale our operations appropriately in response to recent growth, the acquisition of Optex and changes in demand, we may be unable to meet competitive challenges or exploit potential market opportunities, and our business could be materially and adversely affected. We experienced a period of rapid growth in fiscal 2005 resulting in a 68% increase in our total revenues to $23.0 million in fiscal 2005 as compared to $13.7 million in fiscal 2004. Our total revenues in fiscal 2006 were $30.9 million, 34% higher than fiscal 2005, largely due to the acquisition of Optex. Our total revenues in the fiscal 2007 were $35.8 million, approximately 16% higher than fiscal 2006, again largely due to the acquisition of Optex. Our total revenues in the first half of fiscal 2008 were approximately $19.0 million, approximately 18% higher than the first half of fiscal 2007. We are also seeking to increase our total revenues in subsequent periods of fiscal 2008. Our past growth has placed, and any future growth in our historical business is expected to continue to place, a significant strain on our management personnel, infrastructure and resources. These strains are likely to become more pronounced as a result of our acquisition of Optex. To implement our current business and product plans, we will need to continue to expand, train, manage and motivate our workforce, and expand our operational and financial systems, as well as our manufacturing and service capabilities. All of these endeavors will require substantial management effort and additional capital. If we are unable to effectively manage the integration of Optex and our expanding operations, we may be unable to scale our business quickly enough to meet competitive challenges or exploit potential market opportunities, and our current or future business could be materially and adversely affected.

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

     Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price. Our fiscal 2005, fiscal 2006 and fiscal 2007 audits revealed material weaknesses in our internal controls over financial reporting, including the failure of such controls to identify the need to record a post employment obligation for our ESCP, which resulted in a restatement of our financial statements. We believe these types of material weaknesses relate primarily to the size and depth of our accounting staff. We have attempted to address these material weaknesses by expanding our staff and reassigning responsibilities during fiscal 2006 and fiscal 2007, but have not yet fully remediated this condition. The acquisition of Optex also created material weaknesses in our internal controls, both in terms of the infrastructure and control processes at Optex and in our corporate controls for oversight and management of Optex. We have begun changing that infrastructure and internal control processes at Optex to address those material weaknesses, but have also not yet fully remediated these conditions. Our size and limited discretionary capital leave us subject to other potential material weaknesses in the future. We are in the process of documenting and testing our internal control processes in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments and a written report on the effectiveness of our internal controls over financial reporting and, commencing in our fiscal 2010, a report by our independent auditors on the effectiveness of our internal controls. During the course of our testing, we may identify other significant deficiencies or material weaknesses, in addition to the ones previously identified, which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we will not be able to conclude that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could cause investors to lose confidence in our reported financial information, which could result in a decline in the market price of our common stock, and cause us to fail to meet our reporting obligations in the future.
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
     Our stock price has been subject to significant volatility. You may not be able to sell your shares of common stock at or above the price you paid for them. The trading price of our common stock has been subject to wide fluctuations in the past. Since January 2000, our common stock has traded at prices as low as $0.19 per share and as high as $375.00 per share (after giving effect to the 1-for-20 reverse stock split effected in September 2001). The current market price of our common stock may not increase in the future. As such, you may not be able to resell your shares of common stock at or above the price you paid for them. The market price of the common stock could continue to fluctuate or decline in the future in response to various factors, including, but not limited to:
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
     If we are not able to adequately protect or enforce our patent or other intellectual property rights, our ability to compete in our target markets could be materially and adversely affected. We believe that our success will depend, in part, on the strength of our existing patent protection and the additional patent protection that we may acquire in the future. As of December 30, 2007, we held 58 U.S. patents and 16 foreign patents and had other U.S. patent applications pending as well as various foreign patent applications. Three of these patents, covering early versions of our stacking technology, expire in less than two years, which may narrow our ability to pose barriers to entry from competitors if these early technologies become commercially significant. It is possible that any existing patents or future patents, if any, could be challenged, invalidated or circumvented, and any right granted under these patents may not provide us with meaningful protection from competition. Despite our precautions, it may be possible for a third party to copy or otherwise obtain and use our products, services or technology without authorization, to develop similar technology independently or to design around our patents. In addition, we treat technical data as confidential and generally rely on internal nondisclosure safeguards, including confidentiality agreements with employees, and on laws protecting trade secrets, to protect proprietary information. We cannot assure you that these measures will adequately protect the confidentiality of our proprietary information or that others will not independently develop products or technology that are equivalent or superior to ours.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     As previously disclosed in our Form 8-K filed on February 5, 2008, in February 2008, we issued a warrant to purchase up to 500,000 shares of common stock at an exercise price of $1.30 per share that expires in February 2013, to an accredited investor, a financial advisory and investment banking firm that we engaged to assist us to raise additional capital and to provide financial advisory services. The warrant may be exercised in cash or pursuant to a net exercise provision and the shares of common stock underlying the warrant are subject to piggyback registration rights.
     As previously disclosed in our Form 8-K filed on April 18, 2008, in April 2008, we issued 133,332 shares of our newly created Series A-1 10% Cumulative Convertible Preferred Stock, a non-voting preferred stock bearing 10% cumulative dividends per annum (the “Series A-1 Preferred Stock”) to two accredited investors, our senior lenders, Longview and Alpha, at a purchase price of $30 per share. The $3,999,960 aggregate purchase price for the Series A-1 Stock was paid solely by the Investors’ exchange of a portion of the Company’s Term Notes dated December 29, 2006 (the “Term Notes”) held by the Investors (the “Debt Exchange”). As a result of this Debt Exchange, accrued and unpaid interest and a portion of the principal balance in the aggregate amount of $3,999,960 under the Term Notes that would have been due and payable on December 30, 2009 had the exchange of securities not occurred, has been cancelled Each share of Series A-1 Stock is convertible at any time at the holder’s option into 100 shares of common stock at an initial conversion price of $0.30 per share of common stock, which is subject to ratchet price dilution protection in the event the Company issues securities (other than certain excepted issuances) at a price below the then current conversion price, but initially can only adjust down to $0.26 per converted share of common stock, unless stockholder approval is obtained for any dilution adjustment below that amount. The Series A-1 Stock is non-voting (except to the extent required by law), but ranks senior to the common stock with respect to dividends and with respect to distributions upon a our deemed dissolution, liquidation or winding-up. The Series A-1 Stock is entitled to 10% cumulative dividends per annum, payable in arrears starting December 30, 2009, which may increase to 20% during the existence of certain events of default. The Series A-1 Stock is not redeemable by the holders, but may be redeemed by us, at our sole discretion (provided an event of default has not occurred and is continuing) at a redemption price equal to the initial purchase price plus any accrued but unpaid dividends. The Series A-1 Stock also contains a blocker that would prevent the holder’s common stock ownership at any given time from exceeding 4.99% of our outstanding common stock (which percentage may increase but never above 9.99%).
     As previously disclosed in our Form 8-K filed on May 9, 2008, in April and May 2008, we issued (i) 100,000 shares of common stock to an accredited institutional investor upon such investor’s conversion in April 2008 of $30,000 of the stated value of the Series A-1 Stock and (ii) 333,333 shares of common stock to the same accredited institutional investor upon such investor’s conversion in May 2008 of $100,000 of the stated value of the Series A-1 Stock.
     The sale and issuance of the securities described above were determined to be exempt from registration under the Securities Act in reliance on Sections 3(a)(9) and 4(2) of the Securities Act or Regulation D promulgated thereunder, as transactions (i) involving securities exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange; (ii) by an issuer not involving a public offering, where the purchaser was either accredited or sophisticated and represented its intention to acquire securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof, and where the purchaser received or had access to adequate information about us; or (iii) in reliance on Regulation S promulgated thereunder, as transactions that occurred outside the United States. Except as otherwise described above, there were no underwriters, brokers or finders employed in connection with the issuances described above.

Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     Date of Annual Meeting of Stockholders
     Because of the preparation time required for the proxy materials relating to the proposals we agreed to submit for stockholder approval in connection with our Series A-1 Stock transaction in April 2008, the date for our 2008 annual meeting of stockholders (the “2008 Annual Meeting”) and the record date for determining stockholders entitled to notice of and to vote at this meeting have been tentatively set for July 30, 2008 and June 6, 2008, respectively. The date of the 2008 Annual Meeting will be more than thirty days after the anniversary date of the 2007 annual meeting of stockholders. Therefore, in accordance with Rule 14a-5(f) under the Securities Exchange Act of 1934 and other applicable rules of the Securities and Exchange Commission, we are hereby notifying our stockholders that June 11, 2008 will be the deadline for submitting stockholder proposals for inclusion in our proxy statement for the 2008 Annual Meeting, which we believe is a reasonable time before we will begin the printing and mailing of our proxy materials for the 2008 Annual Meeting. All stockholder proposals must be in compliance with applicable laws and regulations and our By-Laws in order to be considered for inclusion in the proxy statement and form of proxy for the 2008 Annual Meeting. Stockholders are advised to review our By-Laws, which contain additional procedural and substantive requirements. In addition, if we are not notified by such deadline of an intent to present a proposal at our 2008 Annual Meeting, management will have the right conferred by the proxies to exercise its discretionary voting authority with respect to such proposal, if presented at the meeting.
     Stockholder proposals should be addressed to the Secretary of Irvine Sensors Corporation at our principal executive offices located at 3001 Red Hill Avenue, Costa Mesa, California 92626. Stockholder proposals received by us after June 11, 2008 will be considered untimely and will not be included in our proxy statement for the 2008 Annual Meeting. It is recommended that stockholders submitting proposals use certified mail, return receipt requested in order to provide proof of timely receipt. We reserve the right to reject, rule out of order, or take other appropriate action with respect to any proposal that does not comply with these and other applicable requirements, including conditions set forth in our By-Laws and conditions established by the Securities and Exchange Commission.

Item 6. Exhibits

3.1	Certificate of Incorporation of the Company, as amended (1)

3.2	By-laws, as amended and currently in effect (2)

3.3	Certificate of Elimination of the Series B Convertible Cumulative Preferred Stock, Series C Convertible Cumulative Preferred Stock, Series D Convertible Preferred Stock and Series E Convertible Preferred Stock. (3)

3.4	Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series A-1 10% Cumulative Convertible Preferred Stock. (4)

10.10	Executive Salary Continuation Plan, as amended and restated December 26, 2007 (10)

10.12	Subscription Agreement dated April 14, 2008 by and among the Company, Longview Fund, LP and Alpha Capital Anstalt. (5)

10.13	Voting Agreement dated April 14, 2008 by and among the Company and its officers and directors Voting Agreement dated April 14, 2008 by and among the Company and its officers and directors. (6)

10.14	Binding Debt Exchange Letter of Intent by and among the Company, Longview Fund, LP and Alpha Capital Anstalt. (7)

10.15	Warrant to Purchase Common Stock dated February 4, 2008 issued by the Company to Maxim Partners LLC.

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003

(2)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on September 21, 2007.

(3)	Incorporated by reference to Exhibit 3.3 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on April 18, 2008.

(4)	Incorporated by reference to Exhibit 3.4 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on April 18, 2008.

(5)	Incorporated by reference to Exhibit 10.71 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on April 18, 2008.

(6)	Incorporated by reference to Exhibit 10.72 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on April 18, 2008.

(7)	Incorporated by reference to Exhibit 10.73 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on April 18, 2008.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Irvine Sensors Corporation (Registrant)
Date: May 14, 2008	By:	/s/ John J. Stuart, Jr.
John J. Stuart, Jr.
Chief Financial Officer (Principal Financial and Chief Accounting Officer)

Exhibit Index

3.1	Certificate of Incorporation of the Company, as amended (1)

3.2	By-laws, as amended and currently in effect (2)

3.3	Certificate of Elimination of the Series B Convertible Cumulative Preferred Stock, Series C Convertible Cumulative Preferred Stock, Series D Convertible Preferred Stock and Series E Convertible Preferred Stock. (3)

3.4	Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series A-1 10% Cumulative Convertible Preferred Stock. (4)

10.10	Executive Salary Continuation Plan, as amended and restated December 26, 2007 (10)

10.12	Subscription Agreement dated April 14, 2008 by and among the Company, Longview Fund, LP and Alpha Capital Anstalt. (5)

10.13	Voting Agreement dated April 14, 2008 by and among the Company and its officers and directors Voting Agreement dated April 14, 2008 by and among the Company and its officers and directors. (6)

10.14	Binding Debt Exchange Letter of Intent by and among the Company, Longview Fund, LP and Alpha Capital Anstalt. (7)

10.15	Warrant to Purchase Common Stock dated February 4, 2008 issued by the Company to Maxim Partners LLC.

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003

(2)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on September 21, 2007.

(3)	Incorporated by reference to Exhibit 3.3 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on April 18, 2008.

(4)	Incorporated by reference to Exhibit 3.4 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on April 18, 2008.

(5)	Incorporated by reference to Exhibit 10.71 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on April 18, 2008.

(6)	Incorporated by reference to Exhibit 10.72 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on April 18, 2008.

(7)	Incorporated by reference to Exhibit 10.73 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on April 18, 2008.