Form 10-K
period 2008-09-28
IRVINE SENSORS CORP/DE/
filed 2009-01-12
CIK 357108

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 28, 2008
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

The aggregate market value of the registrant’s common stock held beneficially by non-affiliates of the registrant on March 28, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $6.6 million, based on the closing sales price of the registrant’s common stock as reported by the Nasdaq Capital Market on that date. For the purposes of the foregoing calculation only, all of the registrant’s directors, executive officers and holders of ten percent or greater of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

As of January 9, 2009, there were 5,641,792 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Information required by Items 10 through 14 of Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference to portions of the registrant’s definitive proxy statement for the registrant’s 2009 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended September 28, 2008. Except with respect to the information specifically incorporated by reference in this Form 10-K, the registrant’s definitive proxy statement is not deemed to be filed as a part of this Form 10-K.

IRVINE SENSORS CORPORATION

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED SEPTEMBER 28, 2008

Irvine Sensors®, Neo-Chiptm, Neo-Stack®, TOWHAWKtm, Novalogtm, Personal Miniature Thermal Viewertm, PMTV®, Cam-Noir®, Eagle Boardstm, RedHawktm and Silicon MicroRing Gyrotm are among the Company’s trademarks. Any other trademarks or trade names mentioned in this report are the property of their respective owners.

Explanatory Note

Reverse Split.  On August 26, 2008, the Company effected a 1-for-10 reverse split of the Company’s common stock, which was previously approved by the Company’s stockholders (the “2008 Reverse Stock Split”). All references in this Form 10-K to the number of shares of common stock of the Company and the related per share price have been restated to give effect to the 2008 Reverse Stock Split.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this report, the terms “Irvine Sensors,” “Company,” “we,” “us” and “our” refer to Irvine Sensors Corporation (“ISC”) and its subsidiaries.

This report contains forward-looking statements regarding Irvine Sensors which include, but are not limited to, statements concerning our projected revenues, expenses, gross profit and income, mix of revenue, demand for our products, the benefits and potential applications for our products and technologies, the effect of the sale of the assets of Optex Systems, Inc., the need for additional capital, our ability to obtain and successfully perform additional new contract awards and the related funding and profitability of such awards, market acceptance of our products and technologies, the competitive nature of our business and markets, the success and timing of new product introductions and commercialization of our technologies, product qualification requirements of our customers, our significant accounting policies and estimates, and the outcome of expense audits. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “hopes,” “estimates,” “should,” “may,” “will,” “with a view to” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Such factors include, but are not limited to the following:

•	our ability to obtain additional financing for working capital on acceptable terms in a timely manner;

•	our ability to maintain compliance with Nasdaq’s listing requirements;

•	our ability to consummate the pending sale and license of our patents on favorable terms, on a timely basis, or at all;

•	our ability to continue as a going concern;

•	our ability to obtain critical and timely product and service deliveries from key vendors due to our working capital limitations, competitive pressures or other factors;

•	our ability to satisfy our debt instruments;

•	our ability to successfully execute our business plan and control costs and expenses;

•	our ability to obtain expected and timely bookings and orders resulting from existing contracts;

•	our ability to secure and successfully perform additional research and development contracts;

•	governmental agendas, budget issues and constraints and funding delays;

•	our ability to maintain adequate internal controls and disclosure procedures, and achieve compliance with Section 404 of the Sarbanes-Oxley Act;

•	our ability to introduce new products, gain broad market acceptance for such products and ramp up manufacturing in a timely manner;

•	new products or technologies introduced by our competitors, many of whom are bigger and better financed than us;

•	the pace at which new markets develop;

•	our ability to establish strategic partnerships to develop our business;

•	our limited market capitalization;

•	general economic and political instability; and

•	those additional factors which are listed under the section “Risk Factors” in Item 1A of this report.

We do not undertake any obligation to revise or update publicly any forward-looking statements for any reason, except as required by law. Additional information on the various risks and uncertainties potentially affecting our operating results are discussed below and are contained in our publicly filed documents available through the SEC’s website (www.sec.gov) or upon written request to our Investor Relations Department at 3001 Red Hill Avenue, Costa Mesa, California 92626.

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

In December 2005, we completed the initial acquisition (the “Initial Acquisition”) of 70% of the outstanding capital stock of Optex Systems, Inc. (“Optex”), a privately held manufacturer of telescopes, periscopes, lenses and other optical systems and instruments whose customers are primarily agencies of and prime contractors to the U.S. Government. In consideration for the Initial Acquisition, we made an initial cash payment to the sole shareholder of Optex, Timothy Looney, in the amount of $14.0 million and made an additional cash payment of $64,200 to Mr. Looney in July 2006 upon completion of the audit of Optex’s financial statements for the year ended December 31, 2005. As additional consideration, we were initially required to pay to Mr. Looney cash earnout payments in the aggregate amount up to $4.0 million based upon the net cash generated from the Optex business, after debt service, for the fiscal year ended October 1, 2006 (“fiscal 2006”) and the next two subsequent fiscal years. Mr. Looney was not entitled to any earnout payments for fiscal 2006, for the fiscal year ended September 30, 2007 (“fiscal 2007”) or for the fiscal year ended September 28, 2008 (“fiscal 2008”). In January 2007, we negotiated an amendment to our earnout agreement with Mr. Looney that extended his earnout period to December 2009 and reduced the aggregate maximum earnout by $100,000 to $3.9 million in consideration for a secured subordinated term loan providing for advances from an entity owned by Mr. Looney to Optex of up to $2 million. This term loan bears interest at 10% per annum and matures on the earlier of February 2009 or 60 days after repayment of our senior debt. As of September 28, 2008, this term loan was fully advanced to Optex.

In connection with the Initial Acquisition, we entered into an agreement with Mr. Looney, pursuant to which we agreed to purchase the remaining 30% of the capital stock of Optex held by Mr. Looney (the “Buyer Option”), subject to stockholder approval, which approval was received in June 2006. On December 29, 2006, we amended certain of our agreements with Mr. Looney regarding the Buyer Option. In consideration for such amendments, we issued a one-year unsecured subordinated promissory note to Mr. Looney in the principal amount of $400,000, bearing interest at a rate of 11% per annum. We exercised the Buyer Option on December 29, 2006 and issued Mr. Looney approximately 269,231 shares of our common stock, after giving effect to our 2008 Reverse Stock Split, as consideration for our purchase of the remaining 30% of the outstanding common stock of Optex held by him. As a result of the Initial Acquisition and exercise of the Buyer Option, Optex became our wholly owned subsidiary.

We financed the Initial Acquisition of Optex by a combination of $4.9 million of senior secured debt from Square 1 Bank under a term loan and $10.0 million of senior subordinated secured convertible notes from two private equity funds, which are sometimes referred to in this report collectively as “Pequot.” In December 2006, both of these obligations were refinanced with two new senior lenders, Longview Fund, LP (“Longview) and Alpha Capital Anstalt (“Alpha”) (collectively, the “Lenders”). These transactions resulted in approximately $4.4 million of non-recurring debt extinguishment expenses, which were largely non-cash, and approximately $12.4 million of future additional interest expense resulting from debt discounts and issuance costs. In November 2007, we restructured these obligations, as well as a short-term $2.1 million debt obligation to Longview, to extend the maturity date of all of such obligations, including the related interest, to December 30, 2009 in consideration for a restructuring fee of approximately $1.1 million, which fee is also payable December 30, 2009.

In September 2008, we entered into a binding Memorandum of Understanding for Settlement and Debt Conversion Agreement (the “MOU”) with the Lenders with the intent to effect a global settlement and restructuring of our aggregate outstanding indebtedness payable to the Lenders, which was then approximately $18.4 million. In

October 2008, pursuant to the MOU, an entity controlled by the Lenders delivered a notice to us and to Optex of the occurrence of an event of default and acceleration of the obligations due to the Lenders and their assignee and conducted a public UCC foreclosure sale of the assets of Optex (the “Optex Asset Sale”). The entity controlled by the Lenders credit bid $15 million in the Optex Asset Sale, which was the winning bid. As a result, $15 million of our aggregate indebtedness to the Lenders was extinguished. All financial statements and schedules of the Company give effect to this event and report Optex as a discontinued operation for both the current and prior fiscal years. We recorded a loss on disposal of the Optex discontinued operations of approximately $7.6 million.

Subject to satisfying certain conditions, including our consummation of specified debt and equity financings, the Lenders have agreed to exchange certain indebtedness payable to them after the Optex Asset Sale (the “Residual Obligations”) for a new class of non-voting convertible preferred stock of the Company. In particular, the Lenders have agreed to exchange $1.0 million of the Residual Obligations for shares of the new preferred stock upon the completion of a $1.0 million bridge debt financing. The Lenders have also agreed to exchange the balance of the Residual Obligations for shares of the new preferred stock in the event we also consummate either of the following: (i) securing a new debt facility with net proceeds of at least $2.0 million; or (ii) completing an equity offering with net proceeds of at least $2.0 million. Pursuant to the MOU, the Lenders have provided their consent to the foregoing debt or equity offerings. The new preferred stock will not be issued until the closing of the offerings described above, or if no such closing occurs, then at a mutually agreed upon time. The conversion of the new preferred stock into shares of our common stock is expected to be subject to the same conversion blocker as contained in our existing Series A-1 Preferred Stock.

In December 2008, we entered into an agreement to sell most of our patent portfolio to a patent acquisition company. for up to a $9.5 million cash payment and it is anticipated that we will be granted a perpetual, worldwide, royalty-free, non-exclusive license to use the sold patents in our business (the “2008 Patent Sale and License”). The exact list of patents to be sold has not yet been finalized. We and the purchaser of these patent assets have agreed to try to close the 2008 Patent Sale and License in January 2009, but we cannot guarantee that the transaction will close on this schedule, or at all. See Note 19 to the Consolidated Financial Statements included at the end of this report.

Since 2002, and prior to our acquisition of Optex, we historically derived a substantial majority of our total revenues from government-funded research and development rather than from product sales. Optex also historically derived most of its revenues from product sales to government agencies or prime contractors. We anticipate that a substantial majority of our total revenues will continue to be derived from government-funded sources in the immediately foreseeable future. Prior to the fiscal year ended October 2, 2005 (“fiscal 2005”), with a few exceptions, our government-funded research and development contracts were largely early-stage in nature and relatively modest in size. As a result, our revenues from this source were not significantly affected by changes in the U.S. defense budget. In fiscal 2005, we received several contract awards that were larger and that we believe may have the potential to eventually lead to government production contracts, which we believe could be both larger and more profitable than government funded research and development contracts. As a result, our contract research and development revenues improved to a substantial degree in fiscal 2005. Our contract research and development revenues for fiscal 2006 and fiscal 2007 did not reach the levels achieved in fiscal 2005 primarily due to procurement delays in contracts that were eventually received later than expected. Our contract research and development revenues for fiscal 2008 did not reach the levels achieved in fiscal 2005 partly due to similar procurement delays, but also due to diversion of management and financial resources to address supply chain and margin issues at Optex. Our current marketing efforts are focused on government programs that we believe have the potential to transition to government production contracts. If we are successful in this transition, our future revenues may become more dependent upon U.S. defense budgets, funding approvals and political agendas. We are also attempting to increase our revenues from product sales by introducing new products with commercial applications, in particular, miniaturized cameras and stacked computer memory chips. We cannot assure you that we will be able to complete development, successfully launch or profitably manufacture and sell any such products on a timely basis, if at all. We generally use contract manufacturers to produce these products, and all of our other current operations occur at a single, leased facility in Costa Mesa, California. Optex manufactured its products at its leased facility in Richardson, Texas.

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

To offset the adverse working capital effect of our net losses, we have historically financed our operations through issuance of various equity instruments. To finance the acquisition of Optex, we also incurred material long-term debt, and we have exchanged a significant portion of that debt into preferred stock that is convertible into our common stock. In the last five fiscal years, we issued approximately 2.3 million shares of our common stock, an increase of approximately 175% over the approximately 1.3 million shares of our common stock outstanding at the beginning of that period, and a substantial dilution of stockholder interests. At September 28, 2008, our fully diluted common stock position was approximately 6.9 million shares. At September 28, 2008, we had approximately $19.5 million of debt, exclusive of debt discounts, prior to the extinguishment of approximately $13.5 million of that debt and approximately $1.5 million of related deferred interest on said debt in October 2008 pursuant to the Optex Asset Sale.

In the past, we maintained separate operating business units, including our subsidiaries that were separately managed, with independent product development, marketing and distribution capabilities. However, during the fiscal year ended September 28, 2003 (“fiscal 2003”), we reorganized our operations to consolidate our administrative, marketing and engineering resources and to reduce expenses. In the fiscal year ended October 3, 2004 (“fiscal 2004”), fiscal 2005, fiscal 2006, fiscal 2007 and fiscal 2008 none of our previous historical subsidiaries accounted for more than 10% of our total revenues. None of our subsidiaries except Optex accounted for more than 10% of our total assets at September 28, 2008 or have separate employees or facilities. We currently report our operating results and financial condition in two operating segments, our research and development business and our product business. In fiscal 2005, we discontinued the operations of our Novalog, Inc. (“Novalog”) subsidiary.

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

ISC Subsidiaries

We historically sought to commercialize some of our technologies by creating independently managed subsidiaries that could pursue their own financing strategies separately from ISC, including Novalog, which developed and sold serial infrared communication chips and modules, MicroSensors, Inc. (“MSI”), which developed miniaturized inertial sensors and an application specific integrated circuit (“ASIC”) for readout of sensors; RedHawk Vision, Inc. (“RedHawk”), which developed and sold proprietary software for extracting still photographs from video sources; and iNetWorks Corporation (“iNetWorks”), which developed proprietary technology related to internet routing. All of these historical subsidiaries still exist as separate legal entities, but none of them presently have separate operations due to a reorganization in fiscal 2003. We manage and are still seeking licensing relationships and third-party strategic partners to further the potential commercial exploitation of some of the technologies developed by our historical subsidiaries. However, because of the difficulty of securing economic sources of supply for our wireless infrared products, we discontinued operations of our Novalog subsidiary in the latter part of fiscal 2005. We have restated all financial statements and schedules of the Company to give effect to this discontinuation and report Novalog as a discontinued operation. As a result of the Optex Asset Sale, our Optex subsidiary, which is a separate legal entity, is also reflected as discontinued operations in the accompanying consolidated financial statements and schedules.

As of September 28, 2008, our ownership of the issued and outstanding capital stock of Novalog, MSI, RedHawk, iNetWorks and Optex was approximately 96%, 98%, 81%, 95% and 100%, respectively. John C. Carson, our Chief Executive Officer and Chairman of the Board, also serves as Chief Executive Officer or President of all of our subsidiaries. John Stuart, our Chief Financial Officer, serves as the Chief Financial Officer of each of our subsidiaries. Mr. Carson and Mr. Stuart serve as Directors of each of our subsidiaries.

Optex, Novalog, MSI, RedHawk and iNetWorks all have substantial intercompany debts payable to ISC. At September 28, 2008, the amount of these intercompany obligations were approximately $4.3 million, $3.3 million, $11.0 million, $1.6 million and $2.4 million for Optex, Novalog, MSI, RedHawk and iNetWorks, respectively. The obligations are not interest bearing and contain no conversion rights. ISC could elect to cancel some of the indebtedness from Novalog as consideration to exercise outstanding warrants to purchase up to 3.0 million shares of Novalog’s common stock at the exercise price of $1.00 per share and to cancel some of the indebtedness from MSI as consideration to exercise outstanding warrants to purchase up to 4.0 million shares of MSI’s common stock at the exercise price of $1.00 per share. Given the discontinuation of Novalog’s operations and the licensing-only nature of MSI’s current operations, we do not presently consider either of these permissible warrant exercises to be likely in the foreseeable future.

Products and Technologies

As a result both of our externally funded contracts and our internally funded research and development, we have developed a wide variety of technologies derived from or related to the field of three-dimensional chip stacking and electronic miniaturization. In turn, we have developed a number of products based on these technologies for use at various levels of system integration as discussed more fully below. Prior to the Optex Asset Sale, our Optex subsidiary manufactured a variety of optical products for military agencies and prime contractors, largely for installation on vehicles, based on designs owned by and provided by those customers.

We are currently offering products in the following areas:

Miniaturized Infrared Cameras.  We have a number of products that incorporate imaging devices using infrared detectors that create images by sensing the heat emitted by objects being viewed. We believe such technology is directly applicable to applications requiring vision at night or in smoke-filled environments. We have initially focused on low-power, rugged infrared cameras for military, security and surveillance applications. The combination of our miniaturization capabilities with advanced electronic packaging has led to the development of virtually “instant-on” infrared cameras and thermal imagers and a related Personal Miniature Thermal Viewertm or PMTVtm that we believe has overcome limitations of competitive approaches. We have shipped such products to several customers for use in military applications. We also intend to market products utilizing this core technology in potential commercial applications such as thermal viewers for firefighters.

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

Unattended Aerial Sensor Systems.  In conjunction with a strategic partner, Applied Research Associates, Inc., we offer a unattended aerial sensor system consisting of a small unmanned airplane with integrated sensor systems for tactical military applications. We call this product TOWHAWKtm when it is intended for use by ground combat vehicles. We have achieved successful demonstrations of TOWHAWK that have elicited expressions of interest from potential military customers, but have not yet realized sales of this product.

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

Microchips and Sensors.  Through our MSI subsidiary, we introduced ASIC readout chips for manufacturers of micromachined products who require low noise electronic readout circuitry. We have shipped engineering samples, qualification volumes and small production volumes of such chips to various customers through ISC. MSI also developed a proprietary inertial sensor, the Silicon MicroRing Gyrotm, which is intended to provide an inexpensive means to measure rotational motion for a wide variety of potential applications. We expect that the commercial exploitation, if any, of the Silicon MicroRing Gyro will be paced by product design-in lead times of customers, principally OEMs. Similarly, MSI has also developed a proprietary 3-axis silicon accelerometer that is also dependent on OEM schedule considerations. We have granted a perpetual license to MSI’s gyro and accelerometer technology to a third party, with exclusivity subject to minimum royalty obligations, for further development targeted for automotive and certain aerospace applications. If the 2008 Patent Sales and License is consummated, we anticipate that this exclusivity will be terminated. MSI is not actively pursuing further development of this technology on its own. Accordingly, we are currently unable to project when, or if, we might receive material revenues from our gyro and accelerometer technologies.

Optex’s Products.  Prior to the Optex Asset Sale, Optex manufactured and sold high-quality sighting systems and optical assemblies for military applications. Optex’s assembly efforts ranged from simple subassemblies to complex systems composed of opto-mechanical and electro-optical components. Optex’s products included optically improved tank periscopes, muzzle reference sensors, back-up sights, rifle sights, ship binoculars, and a range of sighting systems and assembly components. Optex’s products are used on major U.S. and allied armored vehicle programs and in several U.S. and foreign programs involving night vision rifle sights.

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

High Speed Processing Boards and Subsystems.  We have received a series of government contracts to develop processing boards and subsystems that utilize our proprietary packaging technology to achieve very high processing speeds. Such boards have a number of potential government and commercial applications, including network and electronic security. We refer to the family of potential products that we are developing under these contracts as Eagle Boards. Early generation versions of Eagle Boards are currently being delivered in low volume under government development contracts.

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

Cognitive Systems.  We have received a number of contracts from government agencies regarding the development of cognitive systems employing artificial neural networks and applications thereof. Neural networks contain large numbers of processing nodes that continuously interact with each other, similar to the way that the neurons of a human brain interact to process sensory stimuli. Neural networks are the subject of scientific inquiry because pattern recognition and learning tasks, which humans perform well, and computers perform poorly, appear to be dependent on such processing. Neither conventional computers nor advanced parallel processors currently have the interconnectivity needed to emulate neural network processing techniques. We received an aggregate of approximately $20.2 million of government research and development contracts in fiscal 2006, fiscal 2007 and fiscal 2008 intended to advance the maturity of the technologies required for cognitive sensors employing neural networks. We are presently pursuing additional government research and development contracts to provide demonstration products to various branches of the Department of Defense incorporating this technology. We believe our chip stacking technologies could provide a way to achieve the very high levels of interconnectivity necessary to construct an efficient artificial neural network. While the full embodiment of our neural network technology is expected to be years away, if at all, we intend to continue to pursue research and development in this area in order to broaden the potential product application of the technology.

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

Prior to the Optex Asset Sale, Optex manufactured its own products in its leased facilities in Richardson, Texas, largely through assembly of parts that are available from a variety of sources. Optex’s largest suppliers during fiscal 2008 were Litton Electro-Optical Systems, Hoya Optics, Qioptiq Imaging Solutions and Spartech Corporation.

Backlog

Funded backlog includes amounts under contracts that have been awarded to us and for which we have authority to bill for work under such contracts. Reflecting the discontinuance of operations at Optex in October 2008 as a result of the Optex Asset Sale, at November 26, 2008, our consolidated funded backlog was approximately $6.6 million compared to approximately $5.8 million at November 25, 2007. We expect that more than a majority of our funded backlog at November 26, 2008 will result in revenue recognized in the fiscal year ending September 27, 2009 (“fiscal 2009”). In addition, we have unfunded backlog on contracts that we have won, but that have not yet been fully funded, in which funding increments are expected to be received when the previously funded amounts have been expended. We are also continuing to negotiate for additional research contracts and commercial product sales. Many of these proposals for additional research contracts are submitted under the Small Business Innovation Research (“SBIR”) provisions of all government agencies that conduct funded research and development. We have often submitted approximately 50 or more Phase 1 SBIR proposals in a given fiscal year, and between approximately five and ten of those proposals have historically led to initial contract awards generally valued between $50,000 to $100,000 each. Of those Phase 1 contracts, approximately half of them have historically resulted in follow-on Phase 2 awards, usually valued between $500,000 to $1.0 million each. In fiscal 2006, fiscal 2007 and fiscal 2008, we generated approximately $3.9 million, $4.1 million and $2.8 million, respectively, of funded contract revenue from these proposals. Although our reliance on SBIR contracts as a revenue source has declined somewhat as our contracts procured through other channels have increased, we continue to view SBIR contracts as an important source of both revenues and technology improvement. However, we cannot guarantee you that future SBIR contracts will be awarded, or if awarded, will match or exceed our historical experience or that such contract awards will be profitable or lead to other projects. We may not be successful in securing any additional SBIR contract awards in the future. Failure to continue to obtain these SBIR awards and other funded research and development contracts in a timely manner, or at all, could materially and adversely affect our business, financial condition and results of operations.

Customers and Marketing

Historically, we have primarily focused our marketing of research and development contracts directly on U.S. government agencies or contractors to those agencies. We intend to continue to seek and prepare proposals for additional contracts from such sources. We are also developing potential non-military uses of our technology. We believe that there will continue to be funds directed to advanced technology systems and research programs for which we are qualified to compete. We believe that we are well positioned to compete for some potential programs of this nature, although we cannot guarantee our success.

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

We believe that our technology for miniaturized infrared cameras and related thermal viewers may offer us prospects for penetration of new product markets in the future. We have completed development of such products under government contract in our last several fiscal years. We increased our marketing of such products in fiscal 2006, resulting in initial production orders received late in that fiscal year and additional orders in fiscal 2007 and fiscal 2008. We expect to continue this increased marketing emphasis on such products in fiscal 2009.

Our microchip products are generally marketed directly to OEMs with which we have established vendor relationships. Our related inertial sensors, namely gyros and accelerometers, are marketed through our licensee of such products, with an initial emphasis on automotive applications. The ability of this licensee to successfully market these products may be reduced if the 2008 Patent Sale and License is consummated.

Prior to the Optex Asset Sale, Optex marketed its products through direct contact with U.S. military agencies and their prime contractors and responds to requests for bids from the same.

In fiscal 2008, prime contracts with various military services and branches of the U.S. government accounted for approximately 40% of our total revenues and second-tier government contracts with prime government contractors accounted for approximately 26% of our total revenues. The remaining approximately 34% of our total revenues in fiscal 2008 was derived from non-government sources. During fiscal 2008, revenues derived from the U.S. Air Force, SAIC, Inc., a government contractor, and Pixel Optics accounted for approximately 32%, 19% and 16% of our total revenues, respectively. Loss of any of these customers would have a material adverse impact on our future business, financial condition and results of operations. No other customer accounted for more than 10% of our total revenues for fiscal 2008.

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

Our consolidated research and development expenses for fiscal 2006, fiscal 2007 and fiscal 2008 were approximately $353,700, $1.1 million and $1.5 million, respectively. These expenditures were in addition to the cost of revenues associated with our customer-sponsored research and development activities. The greater spending level of our own funds on research and development in fiscal 2007 and fiscal 2008, as opposed to fiscal 2006, was partly due to our deployment of under-utilized direct personnel to such activities during periods when government contracts were delayed.

We have historically funded our research and development activities primarily through contracts with the federal government and with funds from our equity and debt financings.

Patents, Trademarks and Licenses

We primarily protect our proprietary technology by seeking to obtain, where practical, patents on the inventions made by our employees. As of September 28, 2008, 77 currently effective U.S. and foreign patents had been assigned to us, and we had other U.S. patent applications pending. Foreign patent applications corresponding to several of the U.S. patents and patent applications were also pending as of that date. As discussed above, in December 2008, we agreed to sell most of these patents for up to $9.5 million of cash consideration and anticipate that we will be granted a world-wide, royalty-free, non-exclusive license to continue to use the patented technology in our business, although we cannot guarantee that this transaction will close. The exact list of patents to be sold has not been finalized. Five of the U.S. patents that we expect to sell, covering early versions of our stacking technology, expire in less than one year. We do not believe that these expirations or the sale of these patent assets will have a material effect on our current business and results of operations, other than the substantial improvement in our liquidity that we expect to result from the 2008 Patent Sale and License. The balance of the stacking patents that we expect to sell, including those covering the stacking technologies that are the basis of our current products and product development, have durations ranging from over one to over 17 years. We also plan to sell patents on a variety of collateral technologies that we developed to support, facilitate or utilize our stacking technologies. Those patents have durations ranging from less than one year to over 16 years. The patent that we plan to sell covering certain circuit technology embodied in our wireless infrared products has a remaining duration of slightly less than six years. We cannot assure you that any additional patents will be issued in the U.S. or elsewhere and assigned to us or that the 2008 Patent Sale and License will be consummated. Moreover, the issuance of a patent does not carry any assurance of successful application, commercial success or adequate protection. We cannot assure you that any patents that may issue and be assigned to us in the future will be upheld if we seek enforcement of our patent rights against an infringer or that we will have sufficient resources to prosecute our rights. We also cannot assure you that any future patents will provide meaningful protection from competition. Furthermore, we expect that the purchaser of the patents to be sold pursuant to the 2008 Patent Sale and License will be able to use those patents for any purpose, including possible competition with us. In addition, if others were to assert that we are using technology covered by patents held by them, we would evaluate the necessity and desirability of seeking a license from the patent holder. We cannot assure you that we are not infringing on other patents or that we could obtain a license if we were so infringing.

The products and improvements that we develop under government contracts are generally subject to royalty-free use by the government for government applications. However, we have negotiated certain “non-space” exclusions in government contracts and have the right to file for patent protection on commercial products that may result from government-funded research and development activities.

In February 1998, we entered into an assignment of patent and intellectual rights agreement with F.K. Eide, a retired employee who was formerly our Vice President. As part of an agreement, Mr. Eide assigned to us all rights and interests to five U.S. Provisional Patent Applications owned by him. Those applications subsequently resulted in three issued U.S. Patents assigned to us covering various chip package stacking techniques. In consideration for this assignment, Mr. Eide receives a 1% royalty on the gross sales revenues, if any, of any products incorporating the technology of these patent assignments for the lifetime of these patents.

We have granted a perpetual license to MSI’s gyro and accelerometer technology to a third party, initially with exclusivity subject to minimum royalty obligations, for further development of this technology targeted for automotive and certain aerospace applications. To date, this license has not generated any material royalties, and we cannot assure you that it will generate any material royalties in the future.

Certification Standard

In October 2004, our business and quality management systems were certified to be compliant with the International Organization for Standardization ISO 9001:2000 Standard. In November 2006, May 2007 and October 2008, our certification to this standard was reaffirmed.

Employees

As of January 9, 2009, we had 75 full time employees and nine consultants. Of the full time employees, 52 were engaged in engineering, production and technical support and 23 were engaged in sales, marketing and administration. None of our employees are represented by a labor union, and we have experienced no work stoppages due to labor problems. We consider our employee relations to be good.

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

We will need to raise additional capital in the near future; additional funds may not be available on terms that are acceptable to us, or at all.  In addition to our significant net losses in recent periods, we have also historically experienced significant negative cash flows from operations or other uses of cash. As of September 30, 2007 and September 28, 2008, our cash and cash equivalents were $937,600 and $638,600, respectively. To offset the effect of negative net cash flows, we have historically funded a portion of our operations through multiple equity and debt financings, and to a lesser extent through receivable financing. As of September 28, 2008, we had significant debt payable to Longview and Alpha of approximately $17.1 million, and deferred interest of approximately $1.4 million on such obligations, all of which was then due and payable in December 2009 or such earlier date upon an event of default under our loan documents. In addition, we had approximately $2.4 million of short-term debt as of September 28, 2008. Although the closure of the Optex Asset Sale has substantially reduced our principal and interest obligations to Longview and Alpha, we will require additional capital in the near future to repay the balance of such obligations and meet our working capital needs. We cannot assure you that any additional capital from financings or other sources will be available on a timely basis, on acceptable terms, or at all, or that the proceeds from any financings will be sufficient to allow the Company to fully execute its business plans. Future equity financings may also require stockholder approval, which may not be obtainable. If we are not able to obtain additional capital in the near future, our business, financial condition and results of operations could be materially and adversely affected, defaults could be created under our preferred stock instruments and our viability will be threatened.

We anticipate that our capital requirements will depend on many factors, including:

•	our ability to meet our current obligations, including trade payables, payroll and fixed costs;

•	our ability to procure additional production contracts and government research and development contracts;

•	our ability to control costs;

•	our ability to commercialize our technologies and achieve broad market acceptance for such technologies;

•	the timing of payments and reimbursements from government and other contracts;

•	research and development funding requirements;

•	increased sales and marketing expenses;

•	technological advancements and competitors’ responses to our products;

•	capital improvements to new and existing facilities;

•	our relationships with customers and suppliers; and

•	general economic conditions including the effects of future economic slowdowns, a slump in the semiconductor market, acts of war or terrorism and the current international conflicts.

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

The 2008 Patent Sale and License might not close.  Completion of the 2008 Patent Sale and License requires satisfaction of a number of factors, including release of liens held by our secured lenders and the outcome of due diligence by the potential purchaser of our patents. Such factors are not under our control. Failure to close the 2008 Patent Sale and License would potentially jeopardize our viability.

Our Common Stock may be delisted by the Nasdaq Capital Market if we cannot maintain Nasdaq’s listing requirements.  We are not currently in compliance with Nasdaq’s minimum bid price requirements or other listing requirements and have historically failed to meet those requirements from time to time. In such case, the market for your shares may be limited, and it may be difficult for you to sell your shares at an acceptable price, or at all. Our Common Stock is currently listed on the Nasdaq Capital Market. Among other requirements, to maintain this listing, our Common Stock must continue to trade above $1.00 per share. In December 2007, our stock had failed to meet this criterion for over 30 consecutive trading days. As a result, in accordance with Marketplace Rule 4310(c)(8)(B), we were notified by Nasdaq that we had 180 calendar days or until June 3, 2008 to regain compliance with this Rule by reestablishing a minimum bid price of $1.00 per share or greater for ten consecutive trading days. We did not satisfy this requirement and consequently, received a notice of pending delisting from Nasdaq on June 5, 2008. Pursuant to Nasdaq’s rules, we appealed this determination and requested a hearing to present a plan to regain compliance with the $1.00 per share minimum bid price listing maintenance standard, largely based on a pending proposal submitted to stockholders for the approval of authority to effect a reverse stock split. Nasdaq granted us this hearing and, on July 31, 2008, we presented a Nasdaq Listing Qualifications Hearings Panel with the results of our 2008 Annual Meeting of Stockholders at which the authority to effect a reverse stock split was approved. On August 25, 2008, Nasdaq granted us an extension until September 17, 2008 to regain compliance with the $1.00 per share minimum bid price listing standard. Effective as of 5:00 p.m. Pacific time on August 26, 2008, we implemented the 2008 Reverse Stock Split, which resulted in our Common Stock trading on the Nasdaq Capital Market on a post-split basis effective August 27, 2008. Subsequent to that action, Nasdaq gave us a notice that we had regained compliance with the $1.00 per share minimum bid price listing standard. However, the longer-term effect of this reverse stock split on the price of our Common Stock is unknown. Since the 2008 Reverse Stock Split, our Common Stock has traded below the $1.00 per share minimum bid price listing standard and has traded as low as $0.27 per share since December 1, 2008. We cannot assure you that the bid price of our Common Stock will continue to meet Nasdaq’s minimum listing standard.

In addition to the minimum bid price requirement, we must also meet at least one of the three following additional standards to maintain our Nasdaq listing: (1) maintenance of stockholders’ equity at $2.5 million or greater, (2) maintenance of our market capitalization in excess of $35 million as measured by market prices for trades executed on Nasdaq, or (3) net income from continuing operations of $500,000 in the latest fiscal year or two of the last three fiscal years. As of September 28, 2008, we had a stockholders’ deficit of approximately $8.5 million, much of which was derived from goodwill impairment of $7.2 million related to the Optex Asset Sale, and we had a net loss of $21.6 million in fiscal 2008.

In January 2007, we received a Nasdaq Staff Determination notifying us that we failed to comply with Nasdaq Marketplace Rule 4310(c)(14) as a result of our failure to timely file our Form 10-K for the fiscal year ended October 1, 2006. As a result of such late filing and the receipt of such Nasdaq Staff Determination, our Series 1 and Series 2 Notes, our term loans with Longview and Alpha, our $400,000 unsecured subordinated promissory note with Timothy Looney, the former shareholder of Optex, and Optex’s $2 million secured subordinated note with an entity owned by Mr. Looney became in default. We received waivers that cured these defaults, and we filed our Annual Report on Form 10-K for the fiscal year ended October 1, 2006 on January 31, 2007. In July 2001, we also received deficiency notices from Nasdaq in this regard, but were able to reestablish compliance by effecting a 1-for-20 reverse stock split on our Common Stock. If we are untimely in filing our Exchange Act reports in the future and receive additional Nasdaq Staff Determinations, we may experience additional defaults in the future under our outstanding debt instruments. After we filed our Annual Report on Form 10-K on January 31, 2007, Nasdaq notified us that we had regained compliance with Nasdaq Marketplace Rule 4310(c)(14). In addition, the effect of the restatement of our fiscal 2006 balance sheet retrospectively caused our stockholders’ equity to be below the Nasdaq listing requirement of stockholders’ equity of $2.5 million or greater at October 1, 2006 when our market capitalization was also less than $35 million. This condition was cured by our December 2006 debt refinancing prior to the filing of our fiscal 2006 Form 10-K in January 2007. Nonetheless, the cumulative effect of our restatement substantially narrowed our margin for compliance with Nasdaq stockholders’ equity listing requirements in the future.

At December 30, 2007, our stockholders’ equity was approximately $2.3 million, which was below the Nasdaq continued listing standard requiring maintenance of stockholders’ equity at $2.5 million or greater. In February 2008, Nasdaq notified us that we had 15 days to submit a plan to cure this listing deficiency, which we did. Upon review of this plan and our subsequent filing of a Current Report on Form 8-K/A stating that we believed that the April 2008 exchange of $4 million of our Term Notes and related interest for convertible preferred stock had brought us back into compliance with the $2.5 million stockholders’ equity listing maintenance standard, Nasdaq gave us a notice of re-compliance. However, we cannot guarantee you that we will be able to meet this or other Nasdaq listing standards in the future, particularly if we are unable to raise substantial equity capital in the near term to offset the net accounting effects of the Optex Asset Sale, which on a pro-forma basis reduced our stockholders’ equity well below the Nasdaq listing continued listing standard. If we fail to meet Nasdaq listing requirements, our Common Stock could be delisted, which would eliminate the primary market for your shares of Common Stock and would result in additional defaults under our outstanding debt instruments and under the terms of our Series A-1 Stock. As a result, you may not be able to sell your shares at an acceptable price, if at all. In addition, such delisting may make it more difficult or expensive for us to raise additional capital in the future.

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

Our 2008 Reverse Stock Split has had and may continue to have a material adverse effect on our market capitalization.  While our 2008 Reverse Stock Split temporarily addressed Nasdaq’s minimum bid price standard, our market capitalization as of December 28, 2008 dropped to only approximately $1.8 million and our market float decreased considerably. Adverse market reaction to the split may have contributed to the decline in our market capitalization that we have we recently experienced. Such reaction and reduced market float and sales volume may result in further material adverse impact to our market capitalization and the market price of our Common Stock.

The December 2006 refinancings and November 2007 restructuring of our senior and subordinated debt have significantly increased the dilutive effect of our convertible securities.  The December 2006 refinancing of our senior debt increased the amount of that obligation from approximately $5.9 million to $8.25 million at a slightly higher interest rate, all of which became due and payable in December 2009, pursuant to a November 2007 restructuring of this debt. The November 2007 restructuring of our debt also increased our total debt by approximately $1.1 million for a restructuring fee and contingently increased our debt by an additional approximate $1.1 million if we failed to retire our obligations to our senior lenders by December 2009. Furthermore, the conversion price of our convertible subordinated notes and the exercise price of related warrants was reduced in the December 2006 refinancing, pursuant to the notes’ and warrants’ price anti-dilution features, from $26.00 per share to $13.00 per share. If there is a lender debt exchange pursuant to the MOU, additional convertible preferred shares would be issued that would further dilute interests of existing stockholders. Our retirement of approximately

$4 million of principal and interest on our debt in April 2008 through the exchange of Term Notes for the issuance of convertible preferred stock also resulted in further adjustment of the exercise price of certain warrants related to the our senior debt to $10.00 per share. Subsequent application of price anti-dilution features of warrants and convertible preferred stock have resulted in exercise or conversion prices ranging from $0.40 per share to $15.00 per share under existing securities and an increase in number of new shares issuable pursuant to warrants and convertible preferred stock in excess of 10 million shares, which may act as an impediment to raising the necessary capital to meet our operating needs and maintain our listing on the Nasdaq Capital Market.

Our stock price could decline because of the potentially dilutive effect of future financings, Series A-1 Stock, and new preferred stock anti-dilution provisions or exercises of warrants and Common Stock options.  After giving affect to the 2008 Reserve Stock Split and assuming conversion of all of our existing convertible securities and exercise in full of all options and warrants outstanding as of September 28, 2008, an additional approximate 3.4 million shares of our Common Stock would be outstanding, as compared to the approximately 3.6 million shares of our Common Stock that were issued and outstanding at that date. During the past three fiscal years, we issued approximately 1.7 million shares of our Common Stock, largely to fund our operations and to acquire the remaining 30% interest in Optex, resulting in significant dilution to our existing stockholders. On August 26, 2008, pursuant to approval of our stockholders, we amended our Certificate of Incorporation to increase our authorized Common Stock issuable for any purpose from 80,000,000 shares to 150,000,000 shares, which further increases the potential for significant dilution to our existing stockholders. Our November 2008 and December 2008 secured bridge note financing resulted in the automatic application of price anti-dilution features in our existing securities, which in conjunction with other issuances, substantially increased the potential fully diluted number of shares of our Common Stock to a number in excess of 17 million. If there is a lender debt exchange pursuant to the MOU, additional convertible preferred shares would be issued that would further dilute interests of existing stockholders. Any additional equity or convertible debt financings in the future could result in further dilution to our stockholders. Existing stockholders also will suffer significant dilution in ownership interests and voting rights and our stock price could decline as a result of potential future application of price anti-dilution features of our Series A-1 Stock, new preferred stock and certain warrants, if not waived.

Significant sales of our Common Stock in the public market will cause our stock price to fall.  After giving effect to the 2008 Reverse Stock Split, the average trading volume of our shares in September 2008 was only approximately 3,600 shares per day, compared to the approximately 3.6 million shares outstanding and the additional approximate 3.3 million shares outstanding on a fully diluted basis at September 28, 2008. Other than volume limitations imposed on our affiliates, most of the issued shares of our Common Stock are freely tradable. Pursuant to the MOU, we may satisfy financing requirements to exchange indebtedness for new convertible preferred stock, which if converted would result in a significant number of new shares of our Common Stock becoming freely tradable six months after such conversion, If the holders of the freely tradable shares were to sell a significant amount of our Common Stock in the public market, the market price of our Common Stock would likely decline. If we raise additional capital in the future through the sale of shares of our Common Stock to private investors, we may, subject to existing restrictions lapsing or being waived, agree to register these shares for resale on a registration statement as we have done in the past. Upon registration, these additional shares would become freely tradable once sold in the public market, assuming the prospectus delivery and other requirements were met by the sellers, and, if significant in amount, such sales could further adversely affect the market price of our Common Stock. The sale of a large number of shares of our Common Stock also might make it more difficult for us to sell equity or equity-related securities in the future at a time and at the prices that we deem appropriate.

The December 2006 refinancings and November 2007 restructuring of our senior and subordinated debt have resulted in substantial cash and non-cash expenses, which may adversely affect the price of our Common Stock.  In fiscal 2006, we failed to comply with our bank debt covenants several times with our previous senior lender, which resulted in cross-defaults under our subordinated secured convertible notes. As a result, we refinanced our senior bank debt, including the incorporation of our revolving line-of-credit into our senior term loan, to Longview and Alpha in December 2006. This refinancing of our senior debt and convertible subordinated notes involved cash expenses in excess of $2.5 million, including a $1.25 million settlement fee paid to one of our prior lenders, and very substantial non-cash expenses because of the expense of new warrants and the redetermination of imputed interest associated with the subordinated convertible notes primarily resulting from those notes now containing a beneficial conversion feature. Significant cash expenses of the refinancing, including the $1.25 million settlement fee, were recorded as expenses in fiscal 2006, and the balance of the cash and non-cash expenses were recorded as expenses in fiscal 2007 and fiscal 2008. These financial reporting impacts may have contributed to the decline in the market price of our Common Stock and may continue to adversely affect the future price of our Common Stock.

We are engaged in litigation with Timothy Looney, the former owner of Optex, the outcome of which could affect us adversely.  In January 2008, Mr. Looney filed a lawsuit in the Superior Court of California, County of Orange, against the Company and its senior lenders alleging that the Company had breached its contract to register the shares of our Common Stock issued to Mr. Looney to purchase the final 30% of Optex. Pursuant to this lawsuit, Mr. Looney is seeking partial liquidated damages, declarative and injunctive relief compelling the Company to register his shares and unspecified compensatory damages. In September 2008, Mr. Looney filed a lawsuit in the United States District Court, Central District of California, against John Carson, the Company’s CEO, and John Stuart, the Company’s CFO, alleging that Messrs. Carson and Stuart negligently misrepresented financial information of the Company when the Company was negotiating with Mr. Looney regarding the acquisition of Optex. Pursuant to this lawsuit, Mr. Looney is seeking recovery of damages, interest and costs. Because the alleged actions of Messrs. Carson and Stuart were arguably in their capacity as officers of the Company, we have agreed to defend Mr. Carson and Mr. Stuart in this lawsuit, subject to waivers of any conflict of interests that may arise, and we may be required to indemnify Messrs. Carson and Stuart in this matter. We may also be required to indemnify the senior lenders in connection with the foregoing lawsuits. In December 2008, Mr. Looney filed another lawsuit in the Superior Court of California, County of Orange alleging breach of contract. Mr. Looney alleges that the UCC foreclosure sale of the assets of Optex constituted a “change-in-control” and claims that the Company is required to pay him an earn-out payment of $3.9 million. The Company believes that it has meritorious defenses to this claim, but this litigation is still at an early stage. The outcome of litigation is inherently uncertain, and an unfavorable outcome to any or all of this litigation could have a material adverse effect on our financial condition and threaten our viability.

The existing subordinated lenders claim to be entitled to payment and could take actions to attempt to collect such payment.  We have received notices from Mr. Looney claiming that we are in default under our $400,000 one-year unsecured subordinated promissory note with Mr. Looney for the alleged nonpayment of principal and interest and that Optex is in default under its $2 million secured subordinated note with TWL Group, LP, an entity owned by Mr. Looney, for the alleged nonpayment of principal and interest. In addition, TWL Group alleges that the maturity date of Optex’s $2 million note was November 29, 2007 and that principal and interest was due on that date. While we do not agree with TWL Group’s allegations, there can be no assurance that TWL Group’s allegations will not be successful. If we are required to repay any material obligations to subordinated lenders prior to improvement in our liquidity, it could place a significant strain on the our financial resources, may require us to raise additional funds and may make it difficult to obtain additional financing. we are unable at such time to repay such obligation, it could expose the Company to a variety of remedies available to Longview and Alpha that may still be in effect, including foreclosure on the Company’s assets, and, subject to the subordination agreements, may expose the Company to any remedies that may be available to Mr. Looney and TWL Group, including acceleration of their notes.

We have historically generated substantial losses, which, if continued, could make it difficult to fund our operations or successfully execute our business plan, and could adversely affect our stock price.  Since our inception, we have generated net losses in most of our fiscal periods. We experienced a net loss of approximately $21.6 million in fiscal 2008, including the non-recurring charges associated with the Optex Asset Sale. We experienced a net loss of approximately $22.1 million in fiscal 2007, including the effect of approximately $4.4 million of debt extinguishment expenses resulting from the December 2006 refinancing of our debt and approximately $5.0 million of imputed non-cash interest expense resulting from debt discounts recorded in the fiscal year due to that refinancing and our July 2007 promissory note financing. We experienced net losses of approximately $8.4 million in fiscal 2006, including the effect recorded in that fiscal year of our December 2006 debt refinancing. We cannot assure you that we will be able to achieve or sustain profitability on a quarterly or annual basis in the future. In addition, because we have significant expenses that are fixed or difficult to change rapidly, we generally are unable to reduce expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. In addition, our present level of contract research and development revenue makes us dependent on support from subcontractors to meet our operating plans and susceptible to losses when such support is delayed. Such factors could cause us to continue to experience net losses in future periods, which will make it difficult to fund our operations and achieve our business plan, and could cause the market price of our Common Stock to decline.

Our government-funded research and development business depends on a limited number of customers, and if any of these customers terminate or reduce their contracts with us, or if we cannot obtain additional government contracts in the future, our revenues will decline and our results of operations will be adversely affected.  For fiscal 2007, approximately 36% of our total revenues were generated from research and development contracts with the U.S. Air Force, approximately 17% of our total revenues were generated from research and development contracts with SAIC, Inc., a government contractor, and approximately 16% of our total revenues were generated from research and development contracts with the U.S. Army. For fiscal 2008, approximately 32% of our total revenues were generated from research and development contracts with the U.S. Air Force and approximately 19% of our total revenues were generated from research and development contracts with SAIC. Although we ultimately plan to shift our focus to include the commercialization of our technology, we expect to continue to be dependent upon research and development contracts with federal agencies and their contractors for a substantial portion of our revenues for the foreseeable future. Our dependency on a few contract sources increases the risks of disruption in this area of our business or significant fluctuations in quarterly revenue, either of which could adversely affect our consolidated revenues and results of operations.

Because our operations currently depend on government contracts and subcontracts, we face additional risks related to contracting with the federal government, including federal budget issues and fixed price contracts.  General political and economic conditions, which cannot be accurately predicted, directly and indirectly may affect the quantity and allocation of expenditures by federal agencies. Even the timing of incremental funding commitments to existing, but partially funded, contracts can be affected by these factors. Therefore, cutbacks or re-allocations in the federal budget could have a material adverse impact on our results of operations as long as research and development contracts remain an important element of our business. Obtaining government contracts may also involve long purchase and payment cycles, competitive bidding, qualification requirements, delays or changes in funding, budgetary constraints, political agendas, extensive specification development and price negotiations and milestone requirements. Each government agency also maintains its own rules and regulations with which we must comply and which can vary significantly among agencies. Governmental agencies also often retain some portion of fees payable upon completion of a project and collection of these fees may be delayed for several months or even years, in some instances. In addition, an increasing number of our government contracts are fixed price contracts, which may prevent us from recovering costs incurred in excess of budgeted costs. Fixed price contracts require us to estimate the total project cost based on preliminary projections of the project’s requirements. The financial viability of any given project depends in large part on our ability to estimate such costs accurately and complete the project on a timely basis. While we have historically not experienced material aggregate cost overruns on our fixed price contracts in our research and development business, we recorded approximately $1.4 million of provision for contract losses in fiscal 2007 for Optex’s production contracts. In the event our actual costs exceed fixed contractual costs of either our research and development contracts or our production orders, we will not be able to recover the excess costs.

Our government contracts are also subject to termination or renegotiation at the convenience of the government, which could result in a large decline in revenue in any given quarter. Although government contracts have provisions providing for the reimbursement of costs associated with termination, the termination of a material contract at a time when our funded backlog does not permit redeployment of our staff could result in reductions of employees. In 1999, we experienced the termination of one of our contracts, but this termination did not result in the non-recovery of costs or lay-off of employees. We have in the past chosen to incur excess overhead in order to retain trained employees during delays in contract funding. We also have had to reduce our staff from time-to-time because of fluctuations in our funded government contract base. In addition, the timing of payments from government contracts is also subject to significant fluctuation and potential delay, depending on the government agency involved. Any such delay could result in a temporary adverse effect to our liquidity. Since a substantial majority of our total revenues in the last three fiscal years were derived directly or indirectly from government customers, these risks can significantly affect our business, results of operations and financial condition.

If we are not able to commercialize our technology, we may not be able to increase our revenues or achieve or sustain profitability.  Since commencing operations, we have developed technology, principally under government research contracts, for various defense-based applications. However, since our margins on government contracts are generally limited, and our revenues from such contracts are tied to government budget cycles and influenced by numerous political and economic factors beyond our control, and are subject to our ability to win additional contracts, our long-term prospects of realizing significant returns from our technology or achieving and maintaining profitability will likely also require penetration of commercial markets. In prior years, we have made significant investments to commercialize our technologies without significant success. These efforts included the purchase and later shut down of a manufacturing line co-located at an IBM facility, the formation of the Novalog, MSI, Silicon Film, RedHawk and iNetWorks subsidiaries and the development of various stacked-memory products intended for commercial markets in addition to military and aerospace applications. While these investments developed new revenue sources, they have not resulted in consolidated profitability to date, and a majority of our total revenues for fiscal 2006, fiscal 2007 and fiscal 2008 were still generated from governmental customers. The Optex Asset Sale has eliminated a substantial future contributor to our consolidated revenues.

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

If we fail to scale our operations appropriately in response to revenue changes, the Optex Asset Sale and changes in demand, we may be unable to meet competitive challenges or exploit potential market opportunities, and our business could be materially and adversely affected.  After giving effect to Optex as a discontinued operation, our consolidated total revenues in fiscal 2006, fiscal 2007 and fiscal 2008 were $18.1 million, $20.4 million and $16.7 million, respectively. In order to absorb the recurring expenses of a publicly reporting company, we will need to materially grow our consolidated total revenues or substantially reduce our operations. Such changes are expected to place a significant strain on our management personnel, infrastructure and resources. To implement our current business and product plans, we will need to expand, train, manage and motivate our workforce, and expand our operational and financial systems, as well as our manufacturing and service capabilities. All of these endeavors will require substantial management effort and additional capital. If we are unable to effectively manage changes in our operations, we may be unable to scale our business quickly enough to meet competitive challenges or exploit potential market opportunities, and our current or future business could be materially and adversely affected.

Historically, we have primarily depended on third party contract manufacturers for the manufacture of a majority of our products and any failure to secure and maintain sufficient manufacturing capacity or quality products could materially and adversely affect our business.  For our existing products, we primarily have used contract manufacturers to fabricate and assemble our stacked chip, microchip and sensor products. Our internal manufacturing capabilities currently consist primarily of assembly, calibration and test functions for our thermal camera products. Subsequent to the Optex Asset Sale, we may utilize Optex’s successor for some of our future manufacturing needs, but we cannot guarantee our success in such a relationship. We have typically used single contract manufacturing sources for our historical products and do not have long-term, guaranteed contracts with such sources. As a result, we face several significant risks, including:

•	a lack of guaranteed supply of products and higher prices;

•	limited control over delivery schedules, quality assurance, manufacturing yields and production costs; and

•	the unavailability of, or potential delays in obtaining access to, key process technologies.

In addition, the manufacture of our products is a highly complex and technologically demanding process and we are dependent upon our contract manufacturers to minimize the likelihood of reduced manufacturing yields or quality issues. We currently do not have any long-term supply contracts with any of our manufacturers and do not have the capability or capacity to manufacture our products in-house in large quantities. If we are unable to secure sufficient capacity with our existing manufacturers, implement manufacturing of some of our new products at other contract manufacturers or scale our internal capabilities, our revenues, cost of revenues and results of operations would be negatively impacted.

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

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.  Our fiscal 2005, fiscal 2006 and fiscal 2007 audits revealed material weaknesses in our internal controls over financial reporting, including the failure of such controls to identify the need to record a post employment obligation for our Executive Salary Continuation Plan, which resulted in a restatement of our financial statements. We believe these types of material weaknesses relate primarily to the size and depth of our accounting staff. We have attempted to address these material weaknesses by expanding our staff and reassigning responsibilities and, based on information available to us as of the date of this report, we believe that we have remediated this condition as of September 28, 2008. Third party testing of our belief, however, will not be conducted pursuant to Section 404 of the Sarbanes-Oxley Act until subsequent fiscal years. Such third party testing may ultimately reveal that previously identified material weaknesses have not been remediated or that new material weaknesses have developed. Furthermore, we do not presently have the financial resources and infrastructure to address our future plans, which puts us at risk of future material weaknesses. The acquisition of Optex also created material weaknesses in our internal controls, both in terms of the infrastructure and control processes at Optex and in our corporate controls for oversight and management of Optex. We changed the management, infrastructure and internal control processes at Optex to address those material weaknesses and the Optex Asset Sale has eliminated Optex as a source of such concerns in the future. We are in the process of documenting and testing our internal control processes in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments and a written report on the effectiveness of our internal controls over financial reporting and, commencing in our fiscal year 2010, a report by our independent auditors on the effectiveness of our internal controls. During the course of our testing, we may identify other significant deficiencies or material weaknesses, in addition to the ones previously identified, which we may not be able to remediate in time to meet future deadlines imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we will not be able to conclude that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could cause investors to lose confidence in our reported financial information, which could result in a decline in the market price of our Common Stock, and cause us to fail to meet our reporting obligations in the future.

Our stock price has been subject to significant volatility.  You may not be able to sell your shares of Common Stock at or above the price you paid for them. The trading price of our Common Stock has been subject to wide fluctuations in the past. Since January 2000, (after giving effect to the 2008 Reverse Stock Split) our Common Stock has traded at prices as low as $0.18 per share in October 2008 and as high as $3,750.00 per share in January 2000. The current market price of our Common Stock may not increase in the future. As such, you may not be able to resell your shares of Common Stock at or above the price you paid for them. The market price of the Common Stock could continue to fluctuate or decline in the future in response to various factors, including, but not limited to:

•	the impact of the 2008 Reverse Stock Split;

•	quarterly variations in operating results;

•	government budget reallocations or delays in or lack of funding for specific projects;

•	our ability to control costs and improve cash flow;

•	our ability to introduce and commercialize new products and achieve broad market acceptance for our products;

•	announcements of technological innovations or new products by us or our competitors;

•	our ability to win additional research and development contracts;

•	our cash resources and ability to raise additional funding and repay indebtedness;

•	changes in investor perceptions;

•	economic and political instability, including acts of war, terrorism and continuing international conflicts; and

•	changes in earnings estimates or investment recommendations by securities analysts.

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

If we are not able to adequately protect or enforce our patent or other intellectual property rights, our ability to compete in our target markets could be materially and adversely affected.  We believe that our success will depend, in part, on the strength of our existing patent protection and the additional patent protection that we may acquire in the future. As of September 28, 2008, we held 61 U.S. patents and 16 foreign patents and had other U.S. patent applications pending as well as various foreign patent applications. We agreed to sell most of these patents pursuant to the 2008 Patent Sale and License, and anticipate that we will retain a worldwide, royalty-free, non-exclusive license to use the patented technology in our business. We cannot assure you that the 2008 Patent Sale and License will be consummated or that the anticipated license will be on acceptable terms. It is possible that any existing patents or future patents, if any, could be challenged, invalidated or circumvented, and any right granted under these patents may not provide us with meaningful protection from competition. Despite our precautions, it may be possible for a third party to copy or otherwise obtain and use our products, services or technology without authorization, to develop similar technology independently or to design around our patents. Furthermore, we expect the purchaser of the patents to be sold in the 2008 Patent Sale and License will be entitled to use those patents for any purpose, including possible competition with us. In addition, we treat technical data as confidential and generally rely on internal nondisclosure safeguards, including confidentiality agreements with employees, and on laws protecting trade secrets, to protect proprietary information. We cannot assure you that these measures will adequately protect the confidentiality of our proprietary information or that others will not independently develop products or technology that are equivalent or superior to ours.

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

Enforcing and protecting our patents and other proprietary information can be costly. If we are not able to adequately protect or enforce our proprietary information or if we become subject to infringement claims by others, our business, results of operations and financial condition may be materially adversely affected.  We expect that the 2008 Patent Sale and License, if it closes, will eliminate our exclusive rights to much of our existing patented intellectual property. However, we may need to engage in future litigation to enforce our future intellectual property rights or the rights of our customers, to protect our trade secrets or to determine the validity and scope of proprietary rights of others, including our customers. The purchaser of out patents may choose to be more aggressive in pursuing its rights with respect to these patents, which could lead to significant litigation and possible attempts by others to invalidate such patents. If such attempts are successful, we might not be able to use this technology in the future. We also may need to engage in litigation in the future to enforce patent rights with respect to future patents. In addition, we may receive in the future communications from third parties asserting that our products infringe the proprietary rights of third parties. We cannot assure you that any such claims would not result in protracted and costly litigation. Any such litigation could result in substantial costs and diversion of our resources and could materially and adversely affect our business, financial condition and results of operations. Furthermore, we cannot assure you that we will have the financial resources to vigorously defend or enforce our patents or other proprietary technology.

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

If we effectuate additional acquisitions, it may further strain our capital resources, result in additional integration and assimilation challenges, be further dilutive to existing stockholders, result in unanticipated accounting charges and expenses, or otherwise adversely affect our results of operations.  A possible element of our future business strategy involves expansion through the acquisitions of businesses, assets or technologies that allow us to expand our capabilities and market coverage and to complement our existing product offerings. Optex, our first acquisition under this strategy, initially facilitated our market access, but did not achieve financial objectives. Acquisitions may require significant upfront capital as well as capital infusions, and typically entail many risks, including unanticipated costs and expenditures, changing relationships with customers, suppliers and strategic partners, or contractual, intellectual property or employment issues. We had not engaged in an acquisition strategy prior to our acquisition of Optex; we experienced difficulties in assimilating and integrating the operations, personnel, technologies, products and information systems of Optex, and the Optex acquisition was also costly and resulted in material adverse impacts to our overall financial condition. We may experience similar difficulties in assimilating any other companies or businesses we may acquire in the future. In addition, key personnel of an acquired company may decide not to work for us. The acquisition of another company or its products and technologies may also require us to enter into a geographic or business market in which we have little or no prior experience. These challenges could disrupt our ongoing business, distract our management and employees, harm our reputation and increase our expenses. These challenges are magnified as the size of the acquisition increases.

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

We cannot assure you that we will be able to locate or consummate any pending or future acquisitions, or that we will realize any anticipated benefits from these acquisitions. Even if we do find suitable acquisition opportunities, we may not be able to consummate the acquisition on commercially acceptable terms, and any decline in the price of our Common Stock may make it significantly more difficult and expensive to initiate or consummate an acquisition.

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

We currently occupy leased facilities in Costa Mesa, California for our operations and those of our subsidiaries, except for Optex. The Costa Mesa facilities include approximately 42,500 square feet in two separate, but adjacent buildings for which we hold leases that terminate in September 2013. Our average monthly rent for this space over this term is approximately $68,650 per month. At September 28, 2008, Optex occupied approximately 48,800 square feet of leased facilities in Richardson, Texas in two separate, but adjacent buildings. The monthly rent for the Optex space was approximately $28,500 per month under leases that terminate in November 2009 and February 2010. These leases have been assumed by the entity that purchased Optex’s assets pursuant to the Optex Asset Sale.

Our Costa Mesa facilities include laboratories containing clean rooms for operations requiring a working environment with reduced atmospheric particles. We believe that our facilities are adequate for our operations for fiscal 2009.

Item 3.	Legal Proceedings

In January 2008, Timothy Looney, the former shareholder of Optex, filed a lawsuit in the Superior Court of California, County of Orange, against the Company and its senior lenders alleging that the Company had breached its contract to register the shares of the Company’s common stock issued to Mr. Looney to purchase the final 30% of Optex. Mr. Looney also alleges that the Company’s senior lenders have tortiously and negligently interfered with his contractual rights with the Company by requiring the Company to refrain from registering his securities. The senior lenders have notified the Company that they believe they are entitled to indemnification by the Company for this claim under their loan agreements with the Company. Pursuant to this lawsuit, Mr. Looney is seeking partial liquidated damages, declarative and injunctive relief compelling the Company to register his shares and unspecified compensatory damages. The Company believes that it has meritorious defenses against these claims and intends to pursue these defenses vigorously. (See Note 14 of the Notes to the Consolidated Financial Statements).

In June 2008, the Company filed a cross-complaint against Mr. Looney in the Superior Court of California, County of Orange, in response to the January 2008 action discussed above, alleging that Mr. Looney fraudulently and negligently misrepresented the financial condition of Optex prior to its sale to the Company and breached his contractual obligations to the Company subsequent to that sale. Pursuant to this cross-complaint, the Company is seeking compensatory and punitive damages and attorney’s fees.

In December 2008, Mr. Looney filed another lawsuit in the Superior Court of California, County of Orange alleging breach of contract. Mr. Looney alleges that the UCC foreclosure sale of the assets of Optex constituted a “change-in-control” and claims that the Company is required to pay him an earn-out payment of $3.9 million. The Company believes that it has meritorious defenses to this claim, but this litigation is still at an early stage.

In September 2008, Mr. Looney filed a lawsuit in the United States District Court, Central District of California, against John Carson, the Company’s CEO, and John Stuart, the Company’s CFO, alleging that Messrs. Carson and Stuart negligently misrepresented financial information of the Company when the Company was negotiating with Mr. Looney regarding the acquisition of Optex. Mr. Carson and Mr. Stuart strongly deny these allegations. Pursuant to this lawsuit, Mr. Looney is seeking recovery of damages, interest and costs. Because the alleged actions of Mr. Carson and Mr. Stuart were arguably in their capacity as officers of the Company, the Company has agreed to defend Messrs. Carson and Stuart in this lawsuit, subject to waivers of any conflict of interests that may arise, and may be required to indemnify Messrs. Carson and Stuart in this matter.

In April 2008, the Company filed a lawsuit in the Superior Court of California, County of Orange, against Elizabeth Cooper, LLC doing business as iPIG Dev., Elizabeth Cooper, an individual, Eveready Industrial Services Inc., and Steve Morrison, an individual, in his capacity as Eveready’s agent. The lawsuit alleged various causes of action relating to breach of contract, interference with contract, business torts and indemnity claims arising out of a March 2007 development agreement between the Company and iPIG with respect to prototype development of electronic hardware. Because of iPIG’s alleged breaches, the Company had discontinued work under the development agreement in February 2008, which in turn, generated a demand for arbitration by iPIG in March 2008 under an arbitration clause in the agreement. The arbitration demand requested that the Company continue work on the project without compensation and that it deliver the prototype designs developed at the Company’s expense to iPIG. In November 2008, this litigation was settled in consideration of a cash payment to the Company and the return of certain materials to the defendants related to the development agreement.

We have been, and may from time to time, become a party to various other legal proceedings arising in the ordinary course of our business. We do not presently know of any such matters, the disposition of which would be likely to have a material effect on our consolidated financial position, results of operations or liquidity.

Item 4.	Submission of Matters to a Vote of Security Holders

(a) Our 2008 Annual Meeting of Stockholders was held on July 30, 2008.

(b) At the 2008 Annual Meeting of Stockholders, the stockholders elected each of the following seven nominees as directors, to serve on our Board of Directors until the next Annual Meeting of Stockholders or until their successors are duly elected and qualified. The vote for each director was as follows:

	Affirmative	Votes
Nominee	Votes	Withheld

Mel R. Brashears(1)	25,230,039	1,837,802
John C. Carson	25,156,381	1,911,460
Marc Dumont	25,224,093	1,843,748
Jack Johnson	25,273,774	1,794,067
Thomas M. Kelly	25,230,896	1,836,945
Frank Ragano	25,270,966	1,796,875
Robert G. Richards	25,272,594	1,795,247

(1)	Resigned from the Board effective August 6, 2008

(c) Our stockholders were asked to approve and ratify the terms and issuance of our Series A-1 10% Cumulative Convertible Preferred Stock (“Series A-1 Stock”). This proposal was approved in accordance with the following vote of stockholders:

			Broker
Votes For	Votes Against	Abstentions	Non-Votes

17,086,919	984,832	129,772	13,119,802

(d) Our stockholders were asked to approve the issuance of such number of shares of Common Stock issuable upon conversion of the Series A-1 Stock as may be required by the antidilution provisions of such Preferred Stock, which could be issued by the Company to allow for full-ratchet anti-dilution. This proposal was approved in accordance with the following vote of stockholders:

			Broker
Votes For	Votes Against	Abstentions	Non-Votes

17,001,936	1,094,646	104,941	13,119,802

(e) Our stockholders were asked to approve an amendment to our Certificate of Incorporation to increase the number of authorized shares of Common Stock to 150,000,000 and to increase the number of authorized shares of Preferred Stock to 1,000,000. This proposal was approved in accordance with the following vote of stockholders:

			Broker
Votes For	Votes Against	Abstentions	Non-Votes

16,880,060	1,196,489	124,974	13,119,802

(f) Our stockholders were asked to grant the Board of Directors the authority to exercise its discretion to amend our Certificate of Incorporation to effect a reverse stock split of our outstanding shares of Common Stock, if necessary to regain compliance with the Nasdaq Capital Market’s minimum bid requirement, at any of the following exchange ratios at any time within one year after stockholder approval is obtained, and once approved by the stockholders, the timing of the amendment, if at all, and the specific reverse split ratio to be effected shall be determined in the sole discretion of our Board of Directors.

A. A one-for-two reverse stock split;

B. A one-for-three reverse stock split;

C. A one-for-four reverse stock split;

D. A one-for-five reverse stock split;

E. A one-for-six reverse stock split;

F. A one-for-seven reverse stock split;

G. A one-for-eight reverse stock split;

H. A one-for-nine reverse stock split; or

I. A one-for-ten reverse stock split

This proposal was approved in accordance with the following vote of stockholders:

			Broker
Votes For	Votes Against	Abstentions	Non-Votes

24,745,657	2,184,576	137,608	4,253,484

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth the range of high and low sales prices of our common stock for the periods indicated, as reported by Nasdaq Capital Market (previously known as the Nasdaq SmallCap Market) under the trading symbol IRSN, giving effect to the 2008 Reverse Stock Split. These prices represent prices among dealers, do not include retail markups, markdowns or commissions, and may not represent actual transactions:

	High	Low

Fiscal Year Ending September 27, 2009:
First Quarter	$1.00	$0.22
Second Quarter (through January 8, 2009)	0.41	0.32
Fiscal Year Ended September 28, 2008:
First Quarter	$11.70	$6.70
Second Quarter	8.50	1.90
Third Quarter	6.20	1.70
Fourth Quarter	2.60	1.00
Fiscal Year Ended September 30, 2007:
First Quarter	$33.00	$10.60
Second Quarter	21.30	12.60
Third Quarter	18.40	12.80
Fourth Quarter	16.80	10.40

Stock Performance Graph

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG IRVINE SENSORS CORP.,
NASDAQ MARKET INDEX AND SIC CODE INDEX

ASSUMES $100 INVESTED ON SEPT. 30, 2003
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDED SEPT. 28, 2008

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

On January 8, 2009, the last sales price for our common stock as reported by the Nasdaq Capital Market was $0.41.

On January 8, 2009, there were approximately 617 stockholders of record based on information provided by our transfer agent.

We have never declared or paid cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this report. The consolidated statement of operations data for the fiscal years ended September 28, 2008, September 30, 2007 and October 1, 2006, and the consolidated balance sheet data at September 28, 2008 and September 30, 2007 have been derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statement of operations data for the fiscal years ended October 2, 2005 and October 3, 2004, and the consolidated balance sheet data at October 1, 2006, October 2, 2005 and October 3, 2004 have been derived from our restated audited consolidated financial statements not included in this report. The historical results are not necessarily indicative of results to be expected in any future period. The amounts for fiscal 2007 and fiscal 2006 have been adjusted from that previously reported to reflect the operations of Optex as a discontinued operation.

	Fiscal Year Ended
	September 28,	September 30,	October 1,	October 2,	October 3,
	2008	2007	2006	2005	2004

Consolidated Statement of Operations Data:
Total revenues	$16,677,000	$20,378,400	$18,072,800	$23,049,000	$13,686,700
Loss from operations	(6,992,500)	(5,990,600)	(5,507,500)	(1,468,800)	(4,145,500)
Loss from continuing operations	(12,800,000)	(17,442,400)	(8,334,100)	(1,606,300)	(4,260,700)
Loss from discontinued operations	(8,758,900)	(4,688,700)	(16,600)	(177,300)	(149,600)
Net loss	(21,558,900)	(22,131,100)	(8,350,700)	(1,783,600)	(4,410,300)
Basic and diluted net loss per common share	$(7.29)*	$(9.08)	$(4.26)	$(0.97)	$(2.79)
Weighted average number of common shares outstanding	2,980,100	2,436,400	1,959,600	1,839,300	1,579,900
Shares used in computing basic and diluted net loss per common share	2,980,100	2,436,400	1,959,600	1,839,300	1,579,900

*	Includes impact of undeclared, cumulative Series A-1 convertible preferred stock dividend of $176,800.

	As of
	September 28,	September 30,	October 1,	October 2,	October 3,
	2008	2007	2006	2005	2004

Consolidated Balance Sheet Data:
Current assets	$11,308,800	$13,471,400	$13,492,200	$5,756,400	$5,478,800
Current liabilities	27,522,700	11,672,300	10,166,000	3,252,800	2,515,900
Working capital (deficit)	(16,126,800)	1,799,100	3,326,200	2,503,600	2,962,900
Total assets	22,884,000	34,430,400	31,495,800	11,653,200	11,243,000
Long-term debt	11,200	14,155,500	15,079,500	81,000	156,700
Stockholders’ equity (deficit)	(8,491,200)	4,477,300	211,600	3,844,600	4,073,700

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In December 2005, we completed the Initial Acquisition of 70% of the outstanding capital stock of Optex, a privately held manufacturer of telescopes, periscopes, lenses and other optical systems and instruments whose customers are primarily agencies of and prime contractors to the U.S. Government. In consideration for the Initial Acquisition, we made an initial cash payment to the sole shareholder of Optex, Timothy Looney, in the amount of $14.0 million and made an additional cash payment of $64,200 to Mr. Looney in July 2006 upon completion of the audit of Optex’s financial statements for the year ended December 31, 2005. As additional consideration, we were initially required to pay to Mr. Looney cash earnout payments in the aggregate amount up to $4.0 million based upon the net cash generated from the Optex business, after debt service, for fiscal 2006 and the next two subsequent fiscal years. Mr. Looney was not entitled to any earnout payments for fiscal 2006, for fiscal 2007 or for fiscal 2008. In January 2007, we negotiated an amendment to our earnout agreement with Mr. Looney that extended his earnout period to December 2009 and reduced the aggregate maximum earnout by $100,000 to $3.9 million in consideration for a secured subordinated term loan providing for advances from an entity owned by Mr. Looney to Optex of up to $2 million. This term loan bears interest at 10% per annum and matures on the earlier of February 2009 or 60 days after repayment of our senior debt. As of September 28, 2008, this term loan was fully advanced to Optex.

In connection with the Initial Acquisition, we entered into the Buyer Option with Mr. Looney, pursuant to which we agreed to purchase the remaining 30% of the capital stock of Optex held by Mr. Looney, subject to stockholder approval, which approval was received in June 2006. On December 29, 2006, we amended certain of our agreements with Mr. Looney regarding the Buyer Option. In consideration for such amendments, we issued a one-year unsecured subordinated promissory note to Mr. Looney in the principal amount of $400,000, bearing interest at a rate of 11% per annum. We exercised the Buyer Option on December 29, 2006 and issued Mr. Looney approximately 269,231 shares of our common stock, after giving effect to our 2008 Reverse Stock Split, as consideration for our purchase of the remaining 30% of the outstanding common stock of Optex held by him. As a result of the Initial Acquisition and exercise of the Buyer Option, Optex became our wholly owned subsidiary.

Optex manufactured opto-mechanical and electro-optical products, which ranged from simple subassemblies to complex systems and were typically built pursuant to customer-supplied designs. Many of its products were sold pursuant to multi-year, fixed-price contracts, with pre-negotiated cost-inflation features, that were procured competitively by the military services or by prime contractors to the military services.

We financed the Initial Acquisition of Optex by a combination of $4.9 million of senior secured debt from Square 1 Bank under a term loan and $10.0 million of senior subordinated secured convertible notes from Pequot. In December 2006, both of these obligations were refinanced with two new senior lenders, Longview and Alpha (collectively, the “Lenders”). These transactions resulted in approximately $4.4 million of non-recurring debt extinguishment expenses, which were largely non-cash, and approximately $12.4 million of future additional interest expense resulting from debt discounts and issuance costs. In November 2007, we restructured these obligations, as well as a short-term $2.1 million debt obligation to Longview, to extend the maturity date of all of such obligations, including the related interest, to December 30, 2009 in consideration for a restructuring fee of approximately $1.1 million, which fee is also payable December 30, 2009.

In September 2008, we entered into a binding MOU with the Lenders with the intent to effect a global settlement and restructuring of our aggregate outstanding indebtedness payable to the Lenders, which was then approximately $18.4 million. In October 2008, pursuant to the MOU, an entity controlled by the Lenders delivered a notice to us and to Optex of the occurrence of an event of default and acceleration of the obligations due to the Lenders and their assignee and conducted a public UCC foreclosure Optex Asset Sale. The entity controlled by the Lenders credit bid $15 million in the Optex Asset Sale, which was the winning bid. As a result, $15 million of our aggregate indebtedness to the Lenders was extinguished. As a result of the Optex Asset Sale, the financial statements included in this report reflect the reclassification of Optex as a discontinued operation for both the current and prior fiscal years. See Note 11 to the Consolidated Financial Statements included at the end of this report.

Subject to satisfying certain conditions, including our consummation of specified debt and equity financings, the Lenders have agreed to exchange their Residual Obligations after the Optex Asset Sale for a new class of non-voting convertible preferred stock of the Company. In particular, the Lenders have agreed to exchange $1.0 million of the Residual Obligations for shares of the new preferred stock upon the completion of a $1.0 million bridge debt financing. The Lenders have also agreed to exchange the balance of the Residual Obligations for shares of the new preferred stock in the event we also consummate either of the following: (i) securing a new debt facility with net proceeds of at least $2.0 million; or (ii) completing an equity offering with net proceeds of at least $2.0 million. Pursuant to the MOU, the Lenders have provided their consent to the foregoing debt or equity offerings. The new preferred stock will not be issued until the closing of the equity offering described above, or if no such closing occurs, then at a mutually agreed upon time. The conversion of the new preferred stock into shares of our common stock is expected to be subject to the same conversion blocker as contained in our existing Series A-1 Preferred Stock.

Since 2002, and prior to our acquisition of Optex, we historically derived a substantial majority of our total revenues from government-funded research and development rather than from product sales. Optex also historically derived most of its revenues from product sales to government agencies or prime contractors. We anticipate that a substantial majority of our total revenues will continue to be derived from government-funded sources in the immediately foreseeable future. Prior to fiscal 2005, with a few exceptions, our government-funded research and development contracts were largely early-stage in nature and relatively modest in size. As a result, our revenues from this source were not significantly affected by changes in the U.S. defense budget. In fiscal 2005, we received several contract awards that were larger and that we believe may have the potential to eventually lead to government production contracts, which we believe could be both larger and more profitable than government funded research and development contracts. As a result, our contract research and development revenues improved to a substantial degree in fiscal 2005. Our contract research and development revenues for fiscal 2006 and fiscal 2007 did not reach the levels achieved in fiscal 2005 primarily due to procurement delays in contracts that were eventually received later than expected. Our contract research and development revenues for fiscal 2008 did not reach the levels achieved in fiscal 2005 partly due to similar procurement delays, but also due to diversion of management and financial resources to address supply chain and margin issues at Optex. Our current marketing efforts are focused on government programs that we believe have the potential to transition to government production contracts. If we are successful in this transition, our future revenues may become more dependent upon U.S. defense budgets, funding approvals and political agendas. We are also attempting to increase our revenues from product sales by introducing new products with commercial applications, in particular, miniaturized cameras and stacked computer memory chips. We cannot assure you that we will be able to complete development, successfully launch or profitably manufacture and sell any such products on a timely basis, if at all. We generally use contract manufacturers to produce these products, and all of our other current operations occur at a single, leased facility in Costa Mesa, California. Optex manufactured its products at its leased facility in Richardson, Texas.

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

To offset the adverse working capital effect of our net losses, we have historically financed our operations through issuance of various equity instruments. To finance the acquisition of Optex, we also incurred material long-term debt, and we have exchanged a portion of that debt into preferred stock that is convertible into our common stock. In the last five fiscal years, we issued approximately 2.3 million shares of our common stock, an increase of approximately 175% over the approximately 1.3 million shares of our common stock outstanding at the beginning of that period, and a substantial dilution of stockholder interests. At September 28, 2008, our fully diluted common stock position was approximately 6.9 million shares. At September 28, 2008, we had approximately $19.5 million of debt, exclusive of debt discounts, prior to the extinguishment of approximately $13.5 million of that debt and approximately $1.5 million of related deferred interest in October 2008 pursuant to the Optex Asset Sale.

In the past, we maintained separate operating business units, including our subsidiaries that were separately managed, with independent product development, marketing and distribution capabilities. However, during fiscal 2003, we reorganized our operations to consolidate our administrative, marketing and engineering resources and to reduce expenses. In fiscal 2004, fiscal 2005 and fiscal 2006, none of our historical subsidiaries accounted for more than 10% of our total revenues. None of our subsidiaries except Optex accounted for more than 10% of our total assets at September 28, 2008 or have separate employees or facilities. We currently report our operating results and financial condition in two operating segments, our research and development business and our product business. In fiscal 2005, we discontinued the operations of Novalog. In prior reports, we restated all financial statements and schedules of the Company to give effect to this discontinuation and reflect Novalog as a discontinued operation in the Selected Financial Data included in this report.

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

Revenue Recognition.  Our consolidated total revenues during fiscal 2008 were primarily derived from contracts to develop prototypes and provide research, development, design, testing and evaluation of complex detection and control defense systems. Our research and development contracts are usually cost reimbursement plus a fixed fee, fixed price with billing entitlements based on the level of effort we expended or occasionally firm fixed price. Our cost reimbursement plus fixed fee research and development contracts require our good faith performance of a statement of work within overall budgetary constraints, but with latitude as to resources utilized. Our fixed price level of effort research and development contracts require us to deliver a specified number of labor hours in the performance of a statement of work. Our firm fixed price research and development contracts require us to deliver specified items of work independent of resources utilized to achieve the required deliverables. For all types of research and development contracts, we recognize revenues as we incur costs and include applicable fees or profits primarily in the proportion that costs incurred bear to estimated final costs. Costs and estimated earnings in excess of billings under government research and development contracts are accounted for as unbilled revenues on uncompleted contracts, stated at estimated realizable value and are expected to be realized in cash within one year.

Upon the initiation of each research and development contract, a detailed cost budget is established for direct labor, material, subcontract support and allowable indirect costs based on our proposal and the required scope of the contract as may have been modified by negotiation with the customer, usually a U.S. government agency or prime contractor. A program manager is assigned to secure the needed labor, material and subcontract in the program budget to achieve the stated goals of the contract and to manage the deployment of those resources against the program plan. Our accounting department collects the direct labor, material and subcontract charges for each contract on a weekly basis and provides such information to the respective program managers and senior management.

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

We analyze each of the relevant factors to determine its impact, individually and collectively with other factors, on the revenue to be recognized for any particular contract with a customer. Our management is required to make judgments regarding the significance of each factor in applying the revenue recognition standards, as well as whether or not each factor complies with such standards. Any misjudgment or error by our management in evaluation of the factors and the application of the standards could have a material adverse affect on our future operating results.

We recognize revenue from product sales upon shipment, provided that the following conditions are met:

•	There are no unfulfilled contingencies associated with the sale;

•	We have a sales contract or purchase order with the customer; and

•	We are reasonably assured that the sales price can be collected.

The absence of any of these conditions, including the lack of shipment, would cause revenue recognition to be deferred. Our terms are FOB shipping point.

Historically, our products have not been sold under formal warranty terms. We do not offer contractual price protection on any of our products. Accordingly, we do not presently maintain any reserves for returns under warranty or post-shipment price adjustments although we do record product support expenses incurred and accrue such expenses expected to be incurred in relation to shipped products.

We do not utilize distributors for the sale of our products nor do we enter into revenue transactions in which the customer has the right to return product, other than pursuant to warranty. Accordingly, we do not make any provisions for sales returns, contractual price protection or adjustments in the recognition of revenue.

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

Costs on long-term contracts and programs in progress generally represent recoverable costs incurred. The marketing of our research and development contracts involves the identification and pursuit of contracts under specific government budgets and programs. We are frequently involved in the pursuit of a specific anticipated contract that is a follow-on or related to an existing contract. We often determine that it is probable that a subsequent award will be successfully received, particularly if continued progress can be demonstrated against anticipated technical goals of the projected new program while the government goes through its lengthy approval process required to allocate funds and award contracts. When such a determination occurs, we capitalize material, labor and overhead costs that we expect to recover from a follow-on or new contract. Due to the uncertainties associated with new or follow-on research and development contracts, we maintain significant reserves for this inventory to avoid overstating its value. We have adopted this practice because we believe that we are typically able to more fully recover such costs under the provisions of government contracts by direct billing of inventory rather than by seeking recovery of such costs through permitted indirect rates, which may be more vulnerable to competitive market pressures. (See Note 13 of the Notes to the Consolidated Financial Statements).

Cost of our product inventory includes direct material and labor costs, as well as manufacturing overhead costs allocated based on direct labor dollars. Inventory cost is determined using the average cost method. Pursuant to contract provisions, agencies of the U.S. Government and certain other customers may have title to, or a security interest in, inventories related to certain contracts as a result of advances and progress payments. In such instances, we reflect those advances and payments as an offset against the related inventory balances. Inventories are reviewed quarterly to determine salability and obsolescence. A reserve is established for slow moving and obsolete product inventory items.

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

Goodwill and Other Intangible Assets.  Goodwill represents the cost of acquired businesses in excess of fair value of the related net assets at acquisition. (See also Note 1 to the Consolidated Financial Statements). Valuation of intangible assets such as goodwill requires us to make significant estimates and assumptions including, but not limited to, estimating future cash flows from product sales, developing appropriate discount rates, continuation of customer relationships and renewal of customer contracts, and approximating the useful lives of the intangible assets acquired. To the extent actual results differ from these estimates, our future results of operations may be affected.

We do not amortize goodwill, but test it annually, as of the first day of our fourth fiscal quarter and between annual testing periods if circumstances warrant, for impairment using a fair value approach. We updated our impairment review of goodwill related to the Optex acquisition at the unit level prior to the filing of our Annual Report on Form 10-K for fiscal 2007 and again prior to the filing of our quarterly reports on Form 10-Q during fiscal 2008. Partly as a result of these reviews, we concluded that the original financial information provided to us regarding Optex’s financial condition had been misrepresented. Accordingly, in July 2008, we filed a cross-complaint against the former owner of Optex seeking recovery of damages. However, since the Optex acquisition, we had invested significant resources to improve the infrastructure and management processes at Optex. In addition, Optex’s funded backlog at September 28, 2008 was significantly greater than at the time of its initial acquisition, and we had successfully renegotiated a number of significant Optex contracts to improve gross margins. As a result, we concluded that these and other potential improvements had essentially compensated for lower realized and expected fiscal 2008 revenues and related impact to aggregate gross margins in terms of expected future cash flows, such that no impairment of Optex goodwill was required to be recorded at the interim reporting periods of fiscal 2008. However, the action of our Lenders to accelerate our debt and conduct the Optex Asset Sale in October 2008 for a purchase price of $15 million required us to record an impairment of goodwill of approximately $7.2 million at September 28, 2008, resulting in a corresponding material adverse effect to the Company’s financial condition, including non-compliance with Nasdaq’s listing maintenance requirement of at least $2.5 million of stockholders’ equity. The combination of goodwill impairment and reclassification of remaining goodwill to non-current assets of discontinued operations pending the consummation of the Optex Asset Sale resulted in reducing the carrying value of goodwill associated with our continuing operations to zero at September 28, 2008.

We amortize the cost of other intangibles over their estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Intangible assets with definite lives at September 28, 2008 and September 30, 2007 consist principally of patents and trademarks related to the Company’s various technologies. Capitalized costs include amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of patent and trademark applications. These assets are amortized on a straight-line method over the shorter of their useful or legal life, generally ten years.

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

Executive Salary Continuation Plan (“ESCP”) Liability.  We have estimated the ESCP liability based on the expected lifetime of participants using Social Security mortality tables and discount rates comparable to that of rates of return on high quality investments providing yields in amount and timing equivalent to expected benefit payments. At the end of each fiscal year, we determine the assumed discount rate to be used to discount the ESCP liability. We considered various sources in making this determination, including the Citigroup Pension Liability Index, which at September 30, 2008 was 7.5%. Based on this review, we used a 7% discount rate for determining ESCP liability at September 28, 2008.

Derivatives.  SFAS 133 requires us to record and carry all derivatives on the balance sheet as either liabilities or assets at fair value. Derivatives are measured at fair value with changes in fair value recognized through earnings as they occur.

COMPARISON OF FISCAL YEARS ENDED SEPTEMBER 28, 2008 AND SEPTEMBER 30, 2007

Results of Operations

Total Revenues.  After giving effect to the exclusion of revenues from Optex due to the discontinuance of its operations resulting from the Optex Asset Sale, our total revenues decreased by approximately $3.7 million in fiscal 2008 as compared to total revenues in fiscal 2007, reflecting declines in both contract research and development revenue and product sales as discussed more fully below.

Contract Research and Development Revenue.  Contract research and development revenue consists of amounts realized or realizable from funded research and development contracts, largely from U.S. government agencies and government contractors. Contract research and development revenues for fiscal 2008 declined compared to fiscal 2007 as shown in the following table:

	Contract Research
	and Development	Percentage of
	Revenue	Total Revenue

Fiscal 2007	$17,137,700	84%
Dollar decrease in fiscal 2008	(2,979,800)

Fiscal 2008	$14,157,900	85%
Percentage decrease for fiscal 2008	(17%)

The decline in contract research and development revenue for fiscal 2008 was due in part to delays in the procurement of new government contracts. In addition, we also allocated significant staff resources from our Costa Mesa operations in fiscal 2008 to address issues at Optex, thereby reducing the availability of labor that could be applied to generation of revenue pursuant to research and development contracts. Due to the Optex Asset Sale in October 2008, this factor is not expected to continue to materially impact contract research and development revenue in fiscal 2009.

Cost of Contract Research and Development Revenue.  Cost of contract research and development revenue consists of wages and related benefits, as well as subcontractor, independent consultant and vendor expenses directly incurred in support of research and development contracts, plus associated indirect expenses permitted to be charged pursuant to the relevant contracts. Our cost of contract research and development revenue for fiscal 2008, in terms of absolute dollars, decreased compared to fiscal 2007, as shown in the following table:

		Percentage of
	Cost of Contract	Contract Research
	Research and	and Development
	Development Revenue	Revenue

Fiscal 2007	$13,550,100	79%
Dollar decrease in fiscal 2008	(2,211,100)

Fiscal 2008	$11,339,000	80%
Percentage decrease for fiscal 2008	(16%)

A substantial portion of our contract research and development revenue is derived from cost reimbursable contracts, and we recognize revenue as we incur costs. Accordingly, under our research and development contracts, costs and revenues frequently tend to increase or decrease in a relatively related manner, absent significant cost overruns. The decrease in absolute dollars of cost of contract research and development revenue in fiscal 2008 reflected this relationship, exhibiting a percentage decline of 16% from fiscal 2007, approximately the same as the 17% decline in absolute dollars of contract research and development revenue from fiscal 2007 to fiscal 2008. The 1% increase in cost of contract research and development revenue as a percentage of contract research and development revenue in fiscal 2008 over the comparable percentage in fiscal 2007 was largely due to the changed composition of costs associated with the research and development contracts in the respective fiscal years. In fiscal 2008, the percentage of our costs incurred to conduct our funded research and development contracts derived from subcontractor, independent consultant and vendor support was higher than the comparable percentage of such support from subcontractors, independent consultants and vendors in fiscal 2007. Under our cost reimbursable contracts, we are only allowed to recover an allocation for general and administrative expenses associated with costs derived from subcontractor, independent consultant and vendor support. In contrast, for our internal direct labor costs we are allowed to recover an allocation for both allocated overhead costs and allocated general and administrative expenses. Accordingly, our related gross margins generally decrease when we proportionately incur greater subcontractor, independent consultant and vendor expenses and correspondingly less direct labor expenses to realize contract research and development revenue. This was the circumstance in fiscal 2008 as compared to fiscal 2007.

Product Sales.  Our product sales are derived from sales of miniaturized camera products, specialized chips, modules, stacked chip products and chip stacking services. Product sales for fiscal 2008 and fiscal 2007 are shown in the following table:

		Percentage of
	Product Sales	Total Revenue

Fiscal 2007	$3,210,900	16%
Dollar decrease in fiscal 2008	(721,800)

Fiscal 2008	$2,489,100	15%
Percentage decrease for fiscal 2008	(22%)

The decrease in aggregate absolute dollars of product sales in fiscal 2008 as compared to fiscal 2007 reflected a decline in sales of chips, modules and chip stacking services, partially offset by an increase in sales of miniaturized cameras. A portion of the decline in sales of chips and stacked chip products was derived from delays in requested delivery schedules from customers, which may be related to general economic conditions. Because of this market sensitivity and the emergence of more government procurements for thermal camera products, we are increasingly allocating our marketing resources to potential camera sales. Accordingly, the percentage of our product sales derived from sales of miniaturized cameras may increase further in the future.

Cost of Product Sales.  Cost of product sales consists of wages and related benefits of our personnel, as well as subcontractor, independent consultant and vendor expenses directly incurred in the manufacture of products sold, plus related overhead expenses. Our cost of product sales for fiscal 2008 and fiscal 2007 is shown in the following table:

	Cost of Product Sales	Percentage of Product Sales

Fiscal 2007	$2,490,300	78%
Dollar decrease in fiscal 2008	(604,700)

Fiscal 2008	$1,885,600	76%
Percentage decrease for fiscal 2008	(24%)

The decrease in absolute dollars of cost of product sales in fiscal 2008, as compared to fiscal 2007, largely was a reflection of the corresponding decrease in product sales discussed above. The decrease in cost of product sales as a percent of product sales in the current fiscal year was primarily due the greater margins on sales of miniaturized cameras that constituted a higher percentage of product sales in fiscal 2008 as compared to fiscal 2007, partially offset by increased product support costs incurred in fiscal 2008 in anticipation of possible increases in product sales in future periods, which we cannot guarantee.

General and Administrative Expense.  General and administrative expense largely consists of wages and related benefits for our executive, financial, administrative and marketing team, as well as professional fees, primarily legal and accounting fees and costs, plus various fixed costs such as rent, utilities and telephone. The comparison of general and administrative expense for fiscal 2008 and fiscal 2007 is shown in the following table:

	General and
	Administrative	Percentage of
	Expense	Total Revenue

Fiscal 2007	$9,208,800	45%
Dollar decrease in fiscal 2008	(276,400)

Fiscal 2008	$8,932,400	54%
Percentage decrease for fiscal 2008	(3%)

The modest decrease in absolute dollars of general and administrative expense in fiscal 2008 as compared to fiscal 2007 is the aggregate effect of more substantive increases and decreases in various categories of general and administrative expense during the current fiscal year. Fiscal 2008 variances included an increase of approximately $383,800 in unallowable expenses, largely reflecting increased costs for investment banking services and legal expenses related to our financing initiatives in the current year period. Travel expenses and director fees also increased in fiscal 2008 over comparable expenses of fiscal 2007 reflecting both increased marketing activities at customer locations and the level of director review of our fiscal 2008 operations and transactions. Offsetting these and other increases, our fiscal 2008 general and administrative services expense, largely allowable legal and accounting costs, declined $695,700 in fiscal 2008 from the levels of such expense in fiscal 2007. The aggregate of our sales and marketing general and administrative expense and our bid and proposal general and administrative expense was substantially unchanged in fiscal 2008 from the comparable expenses of fiscal 2007. Since, in fiscal 2008, our total revenue declined more substantially than the decline in the aggregate amount of absolute dollars of general and administrative expense, general and administrative expense as a percentage of total revenue increased in the current fiscal year as compared to fiscal 2007.

Research and Development Expense.  Research and development expense consists of wages and related benefits for our research and development team, independent contractor consulting fees and subcontractor and vendor expenses directly incurred in support of internally funded research and development projects, plus associated overhead expenses. Research and development expense for fiscal 2008 as compared to fiscal 2007 increased as shown in the following table:

	Research and	Percentage of
	Development Expense	Total Revenue

Fiscal 2007	$1,119,800	5%
Dollar increase in fiscal 2008	392,700

Fiscal 2008	$1,512,500	9%
Percentage increase for fiscal 2008	35%

The increase in absolute dollars of our research and development expense in fiscal 2008 was substantially the result of development activity that we undertook to support the potential sale of an advanced resolution version of our miniaturized thermal cameras and certain advanced electronics. Absent these activities, the absolute dollar amount of our research and development expense in fiscal 2008 was largely unchanged from the level of such expense in fiscal 2007. Due to the decline in our total revenue in fiscal 2008 as compared to fiscal 2007, the increase in absolute dollars of our research and development expense in fiscal 2008 resulted in an increase in research and development expense as a percentage of total revenue in the current fiscal year.

Interest Expense.  Our interest expense for fiscal 2008, compared to that of fiscal 2007, is shown in the following table:

Interest Expense

Fiscal 2007	$7,026,800
Dollar decrease in fiscal 2008	(926,600)

Fiscal 2008	$6,100,200
Percentage decrease in fiscal 2008	(13%)

The decrease in interest expense in fiscal 2008 as compared to fiscal 2007 was partly the result of our April 2008 debt exchange with Longview and Alpha, our senior lenders, in which $2,811,500 of the principal of our term notes was cancelled as a result of the issuance of a new series of convertible preferred stock in exchange for part of the term notes, thereby reducing our interest-bearing debt during the balance of fiscal 2008. In addition, there were debt conversions in fiscal 2007 aggregating $1,555,000 that resulted in accelerated amortization of non-cash debt discounts accounted for as interest, a factor that was not present in fiscal 2008. These effects were partially offset in fiscal 2008 by the additional financing costs accounted for as interest and the change to compounding of interest in the current year period as a result of our debt restructuring in November 2007. Because of the imputed nature of debt discount amortization, approximately $5.0 million of the fiscal 2007 interest expense and approximately $4.1 million of the fiscal 2008 interest expense was of a non-cash nature. Since the extinguishment of approximately $13.5 million of principal of our debt in October 2008 as a result of the Optex Asset Sale, our on-going interest expense has declined.

Debt Extinguishment Expense.  In fiscal 2007, we recorded a non-recurring loss on extinguishment of debt of approximately $4.4 million as a result of our refinancing of our senior and subordinated debt in December 2006. No comparable expense was recorded in fiscal 2008. See Note 3 to the Notes to Consolidated Financial Statements for further discussion of this effect.

Loss From Discontinued Operations.  Effective September 28, 2008, we recorded a loss from discontinued operations for fiscal 2008 of $8,758,900 as a result of the Optex Asset Sale. The largest component of this charge was a $7,242,300 expense recorded for impairment of goodwill. We also reclassified our results of operations from fiscal 2007 to reflect the Optex Asset Sale and recorded a loss from discontinued operations in that fiscal year of $4,688,700. See Note 19 to the Notes to Consolidated Financial Statements for further discussion of the Optex Asset Sale and related accounting effects.

Net Loss.  Our net loss for fiscal 2008, compared to that of fiscal 2007, decreased modestly as shown in the following table:

Net Loss

Fiscal 2007	$(22,131,100)
Dollar change in fiscal 2008	572,200

Fiscal 2008	$(21,558,900)
Percentage change in fiscal 2007	(3%)

Our net loss for both fiscal 2008 and fiscal 2007 reflected substantial non-recurring expenses, as discussed above. Approximately $7.2 million of our net loss in fiscal 2008 was derived from impairment of goodwill and approximately $4.4 million of our net loss in fiscal 2007 was derived from debt extinguishment expense. Additionally, our net loss for both fiscal years reflected substantial interest expenses, of which approximately $4.1 million in fiscal 2008 and $5.0 million in fiscal 2007 were of an imputed, non-cash nature. We also realized a gain on disposal of assets of $315,600 in fiscal 2008 that was unrelated to the Optex Asset Sale, as compared to a $4,700 gain on disposal of assets in fiscal 2007. The balance of the variance in net loss between the two fiscal years was largely derived from operating results, which in both fiscal years reflected insufficient margins on revenues to fully absorb indirect operating expenses.

COMPARISON OF FISCAL YEARS ENDED SEPTEMBER 30, 2007 AND OCTOBER 1, 2006

Results of Operations

Total Revenues.  Our total revenues increased approximately $2.3 million in fiscal 2007 as compared to total revenues in fiscal 2006, reflecting increases in both contract research and development revenue and product sales, as discussed more fully below.

Contract Research and Development Revenue.  Contract research and development revenue for fiscal 2007 was modestly improved compared to fiscal 2006 as shown in the following table:

	Contract Research
	and Development	Percentage of
	Revenue	Total Revenue

Fiscal 2006	$16,503,700	91%
Dollar increase in fiscal 2007	634,000

Fiscal 2007	$17,137,700	84%
Percentage increase for fiscal 2007	4%

Contract research and development revenue for fiscal 2007 improved only modestly in terms of absolute dollars from that realized in fiscal 2006 primarily because a number of procurements were initiated in fiscal 2007 somewhat later than expected primarily due to delays in the fiscal 2007 U.S. defense budget. The combination of modestly increased contract research and development revenue and more substantively increased product sales was the primary reason why contract research and development revenue as a percentage of total revenue declined in fiscal 2007 over the comparable percentage in fiscal 2006.

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

The decrease in absolute dollars of cost of contract research and development revenue and improvement in cost of contract research and development revenue as a percentage of cost of contract research and development revenue in fiscal 2007 reflected both non-recurring costs in fiscal 2006 and a different contract mix and performance in fiscal 2007. In fiscal 2006, delays in receipt of new contracts caused us to increase our reserves against pre-contract work-in-process inventory by $562,100, a factor that was not present in our fiscal 2007 costs of contract research and development revenue. In addition, because of the uncertainty in timing of new contracts, adjustments in recovery of indirect costs through the billing rates of our cost reimbursable contracts produced less recovery of our allowable overhead expenses in fiscal 2006 than in fiscal 2007. We believe that these variances reflect the timing fluctuations that are generally inherent in our contract research and development business, rather than any fundamental trends. However, in fiscal 2007, we did realize increased gross margins on our research and development contracts that were not of a cost reimbursable nature over the comparable gross margins of such contracts in fiscal 2006. This fiscal 2007 outcome was partly the result of modestly improved realized margins on fixed price contracts and partly the result of larger revenue contribution from time and material contracts that were not adversely impacted by indirect rate variances.

Product Sales.  Product sales for fiscal 2007 and fiscal 2006 are shown in the following table:

		Percentage of
	Product Sales	Total Revenue

Fiscal 2006	$1,510,300	8%
Dollar increase in fiscal 2007	1,700,600

Fiscal 2007	$3,210,900	16%
Percentage increase for fiscal 2007	113%

The substantial percentage increase in our product sales in fiscal 2007 as compared to fiscal 2006 reflected increases in absolute dollars of sales of most of our product types. The largest absolute dollar increase in fiscal 2007 product sales was realized from sales of miniaturized camera products, particularly thermal imagers. The largest contributor to absolute dollars of our product sales in fiscal 2007 continued to be our stacked chip products, but by a narrow margin due to the increase in sales of our miniaturized camera products. Since the percentage increase of our product sales in fiscal 2007 over product sales in fiscal 2006 was substantially greater than the fiscal 2007 increase in contract research and development revenue over that of fiscal 2006, the percentage of our total revenue realized from product sales also increased substantially in fiscal 2007 as compared to fiscal 2006.

Cost of Product Sales.  Our cost of product sales for fiscal 2007 and fiscal 2006 is shown in the following table:

	Cost of	Percentage of
	Product Sales	Product Sales

Fiscal 2006	$1,468,900	97%
Dollar increase in fiscal 2007	1,021,400

Fiscal 2007	$2,490,300	78%
Percentage increase for fiscal 2007	70%

The increase in absolute dollars of cost of product sales in fiscal 2007, as compared to fiscal 2006, largely reflected the corresponding increase in product sales discussed above. The decrease in cost of product sales as a percent of product sales in fiscal 2007 as compared to fiscal 2006 was primarily due to an increased absolute dollar and percentage contribution to product sales in fiscal 2007 from miniaturized camera products with higher gross margins.

General and Administrative Expense.  The comparison of general and administrative expense for fiscal 2007 and fiscal 2006 is shown in the following table:

	General and
	Administrative	Percentage of
	Expense	Total Revenue

Fiscal 2006	$8,169,100	45%
Dollar increase in fiscal 2007	1,039,700

Fiscal 2007	$9,208,800	45%
Percentage increase for fiscal 2007	13%

The largest contributor to the increase in general and administrative expense in fiscal 2007, as compared to fiscal 2006, was the increase in selling, marketing and proposal expenses intended to generate future revenues. The combination of these factors increased our general and administrative expenses by approximately $711,600, or 68% of the dollar increase in general and administrative expense, in fiscal 2007, compared to fiscal 2006. The balance of the increase in general and administrative expense in fiscal 2007, as compared to fiscal 2006, was the net result of various increases and decreases of significantly lesser magnitude, the largest of such variances being an approximate $237,400 increase in employee benefit expenses, partly the result of increase in our finance staff and partly the result of increased group insurance premiums.

Research and Development Expense.  Research and development expense for fiscal 2007 as compared to fiscal 2006 increased as shown in the following table:

	Research and	Percentage of
	Development Expense	Total Revenue

Fiscal 2006	$353,700	2%
Dollar increase in fiscal 2007	766,100

Fiscal 2007	$1,119,800	5%
Percentage increase for fiscal 2007	217%

We use the same technical staff for both internally funded research and development expense, customer funded research and development contracts that produce revenue and bid and proposal activities that are a part of our general and administrative expense. Historically, fiscal 2006 involved an unusually low allocation of discretionary technical labor to internally funded research and development expense. In fiscal 2007, we placed a greater priority on the allocation of discretionary technical labor to research and development expense to try to support some of our new contract awards and strategic interactions, with a particular emphasis on building, testing and qualifying new forms of stacked chip products that we hope to be able to bring to market in the future. This prioritization largely accounted for the substantial percentage increase in research and development expense in fiscal 2007 as compared to fiscal 2006.

Interest Expense.  The amortization of debt discounts derived from our December 2006 debt refinancing substantially increased our interest expense for fiscal 2007, compared to that of fiscal 2006, as shown in the following table:

Interest Expense

Fiscal 2006	$1,227,600
Dollar increase in fiscal 2007	5,799,200

Fiscal 2007	$7,026,800
Percentage increase in fiscal 2007	472%

Because of the imputed nature of the debt discount amortization, approximately $5.0 million of the fiscal 2007 interest expense is of a non-cash nature, as compared to $409,600 of non-cash interest expense in fiscal 2006.

Debt Extinguishment Expense.  In fiscal 2007, we recorded a non-recurring loss on extinguishment of debt of approximately $4.4 million as a result of our refinancing of our senior and subordinated debt in December 2006. No comparable expense was recorded in fiscal 2006. See Note 3 to the Notes to Consolidated Financial Statements for further discussion of this effect.

Loss From Discontinued Operations.  As a result of the Optex Asset Sale in October 2008, we reclassified our results of operations for fiscal 2007 and fiscal 2006 and recorded a loss from discontinued operations in those fiscal years of $4,688,700 and $16,600, respectively. See Note 19 to the Notes to Consolidated Financial Statements for further discussion of the Optex Asset Sale and related accounting effects.

Net Loss.  Our net loss for fiscal 2007, compared to that of fiscal 2006, increased as shown in the following table:

Net Loss

Fiscal 2006	$(8,350,700)
Dollar increase in fiscal 2007	(13,780,400)

Fiscal 2007	$(22,131,100)
Percentage increase in fiscal 2007	165%

Our contract research and development revenue for both fiscal 2006 and 2007 was insufficient to fully support our technical staff and related infrastructure. Furthermore, our product sales in fiscal 2006 and fiscal 2007 did not generate adequate margins to fully defray the remainder of our indirect expenses. However, the most significant contributor to the increase in net loss in fiscal 2007 was the interest expense increase and the debt extinguishment loss discussed above, which accounted for approximately $10.2 million, or 74%, of the increase in our net loss in fiscal 2007. Included in the fiscal 2006 net loss was a non-recurring settlement fee of $1.25 million related to debt defaults, which decreased the net year-to-year dollar increase in fiscal 2007 net loss as compared to fiscal 2006 net loss.

Liquidity and Capital Resources

Over the course of fiscal 2008, our consolidated cash and cash equivalents and working capital decreased as shown in the following table:

	Cash and
	Cash Equivalents	Working Capital

September 30, 2007	$937,600	$1,886,200
Dollar change in fiscal 2008	(299,000)	(18,013,000)

September 28, 2008	$638,600	$(16,126,800)
Percentage change in fiscal 2008	(32)%	(955%)

The aggregate of our non-cash depreciation and amortization expense, non-cash interest expense, non-cash retirement plan contributions, common stock and warrants issued to pay operating expenses and non-cash deferred stock-based compensation was $9,849,600 in fiscal 2008. These substantial non-cash expenses offset the operational use of cash derived from our net loss and other timing effects such that the operating activities of our continuing operations generated a net increase of $265,500 in cash in fiscal 2008. Cash flow from our discontinued operations, however, was negative in the amount of $772,300. We generated net cash of $786,100 from financing activities in fiscal 2008, largely from exercise of options. We used a net $578,300 of cash in fiscal 2008 for investing activities, consisting primarily of property and equipment expenditures and acquisition of patents, offset by a transfer of previously capitalized assets to contract expenses. The aggregate of all the above factors resulted in the $299,000 decline in our cash in fiscal 2008.

The largest single contributor to our working capital decline in fiscal 2008 was the reclassification of our senior debt and deferred interest owed to Longview and Alpha as a result of the acceleration notice received in October 2008 in connection with the Optex Asset Sale. Although $15 million of these obligations were extinguished in October 2008 pursuant to the Optex Asset Sale and the balance is subject to a binding agreement to convert to a new class of preferred stock in the event that we close certain subsequent financings, we classified these obligations as current at September 28, 2008. The next largest contributor to our decline in working capital in fiscal 2008 was the reclassification during the fiscal year of the $2.0 million debt owed by Optex to TWL Group, LP, an entity owned by Timothy Looney, that is due upon the earlier of February 27, 2009 or sixty days after all debt to our senior lenders is refinanced or retired in full. (See Note 4 in Notes to Consolidated Financial Statements). We believe that TWL Group currently is prohibited under a subordination agreement from demanding payment or taking any other action under the $2.0 million note as the result of a default under our senior debt and may still be blocked from such action within the next twelve months. However, such circumstances could change, and we have accordingly classified this debt as current in our Consolidated Balance Sheets since the nominal due date of the $2.0 million note is February 2009, which is within twelve months of September 28, 2008. Other substantial contributors to our working capital decline in fiscal 2008 included an increase of $1,532,900 in our accounts payable, a decrease of $908,600 in our accounts receivable and an increase of $2,273,700 in accrued expenses. The effect of the Optex Asset Sale on our working capital subsequent to September 28, 2008 will be favorable largely due to the elimination from our Consolidated Balance Sheet of $15 million of obligations classified as current liabilities at September 28, 2008.

At September 28, 2008, our funded backlog was approximately $6.6 million. We expect, but cannot guarantee, that a substantial portion of our funded backlog at September 28, 2008 will result in revenue recognized in fiscal 2009. In addition, our government research and development contracts typically include unfunded backlog, which is funded when the previously funded amounts have been expended. As of September 28, 2008, our total backlog, including unfunded portions, was approximately $6.7 million.

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

Subsequent to September 28, 2008, we received approximately $631,700 of net proceeds from a secured bridge note financing and expect to receive up to $9.5 million from the 2008 Patent Sale and License, if it closes. With these liquidity infusions, we currently believe that our working capital and cash should be adequate to support our existing operations for our foreseeable plans for at least the next twelve months.

Off-Balance Sheet Arrangements

Our conventional operating leases are either immaterial to our financial statements or do not contain the types of guarantees, retained interests or contingent obligations that would require their disclosures as an “off-balance sheet arrangement” pursuant to Regulation S-K Item 303(a)(4). As of September 28, 2008 and September 30, 2007, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commitments

Debt.  At September 28, 2008, we had approximately $19.5 million of debt, exclusive of debt discounts, which consisted of (i) subordinated convertible notes (collectively, the “Notes”) initially issued in two series to Pequot in the original aggregate principal amount of $10.0 million and subsequently purchased by Longview and Alpha in December 2006 and reduced to an aggregate principal amount of approximately $8.4 million through partial conversion of such debt into common stock, (ii) the principal balance outstanding of our Term Notes, reduced from an initial amount of $8.25 million to $5,438,500 as a result of the April 2008 Debt Exchange with Longview and Alpha, (iii) a $2.0 million secured subordinated term loan from an entity owned by Timothy Looney to our Optex subsidiary, described more fully below, (iv) a one-year $400,000 subordinated promissory note to Timothy Looney, described more fully below, (v) a $2.1 million Secured Promissory Note from Longview, described more fully below and (vi) an aggregate of $1,115,000 of secured subordinated promissory notes (the “Restructuring Notes”), described more fully below. We also had an aggregate of $1,115,000 of contingent secured subordinated notes (the “Contingent Notes”) issued in connection with our November 2007 debt restructuring, described more fully below.

The Term Notes bore interest at 11% per annum. Initially, quarterly interest, but no principal, was payable on the Term Notes during their term until their original maturity date of December 29, 2008. However, pursuant to our November 2007 debt restructuring (see Note 3 to the Notes to Consolidated Financial Statements), the maturity date of the Term Notes was extended to December 30, 2009 and all interest due was also deferred until December 30, 2009. The Term Notes were subject to acceleration at the option of the senior lenders upon the occurrence of certain events of default and were so accelerated in October 2008 immediately prior to the Optex Asset Sale. We retired approximately $2.8 million of the principal balance of the Term Notes and approximately $1.2 million of related deferred interest under the Term Notes in April 2008 in connection with the exchange of part of the Term Notes for the issuance of shares of our newly-issued Series A-1 convertible preferred stock bearing a cumulative annual dividend of 10%, valued at approximately $4 million. The remaining principal balance of the Term Notes was retired in October 2008 pursuant to the Optex Asset Sale.

The Notes initially bore interest at the rate of 3.5% per annum, and the principal and interest under the Notes are convertible into shares of our common stock at a conversion price per share that was initially set at $26.00, which conversion price was subject to adjustment under certain conditions. Due to the issuance of warrants to Longview and Alpha in connection with the refinancing of our senior debt in December 2006, the conversion price per share of the Notes was automatically adjusted to $13.00 in accordance with the existing anti-dilution provisions in the Notes. As a result of our Debt Exchange in April 2008, the conversion price per share of the Notes was further automatically adjusted to $10.00 in accordance with these anti-dilution provisions. As a result of our financings in November 2008 and December 2008, the conversion price per share of the Notes was further automatically adjusted to $5.56 in accordance with these anti-dilution provisions. We issued the first series of Notes (the “Series 1 Notes”) in the original principal amount of approximately $7.4 million. Initially, the Series 1 Notes were repayable in quarterly interest only payments commencing March 31, 2006 through December 30, 2007. Thereafter, the Series 1 Notes were payable in 24 equal monthly principal installments plus interest maturing on December 30, 2009. As a result of the November 2007 restructuring of our debt (see Note 3 to the Notes to Consolidated Financial Statements), both the principal and accrued interest under the Series 1 Notes became payable on December 30, 2009 and the stated interest rate increased to 10% per annum, compounding monthly. The second series of Notes (the “Series 2 Notes”) are in the original principal amount of approximately $2.6 million and interest on such Notes was initially repayable in quarterly interest only payments commencing March 31, 2006, with the remaining principal amount initially due and payable on December 30, 2007. Upon assignment of the Notes by the original holders to Longview and Alpha in December 2006, the maturity date of the Series 2 Notes was extended to December 30, 2009. As a result of the November 2007 restructuring of our debt (see Note 3 to the Notes to Consolidated Financial Statements), the principal and accrued interest under the Series 2 Notes also became payable on December 30, 2009. We may be required to repurchase the Notes under certain circumstances, including upon election of the note holders following an event of default as defined in the Notes, upon the incurrence of debt other than permitted indebtedness under the Notes, and upon certain issuances of our capital stock, at a repurchase price equal to the greater of (1) the outstanding principal amount of the Notes purchased, plus all accrued but unpaid interest thereon through the day of payment, and (2) 125% of the average of the closing prices of our common stock for the five days preceding the repurchase date. In December 2006, the Notes were assigned through purchase from Pequot to Longview and Alpha and any existing or asserted defaults thereunder were waived by Longview and Alpha. In October 2008, the Notes were declared in default by Longview and Alpha and accelerated for the purposes of submitting a credit bid in the Optex Asset Sale. Pursuant to the Optex Asset Sale, all of the principal and accrued interest on the Series 2 Notes was paid and all of the accrued interest and all but approximately $3.1 million of the principal of the Series 1 Notes was paid.

As a result of the restructuring of the Notes and Term Notes in November 2007, (see Note 3 to Notes to Consolidated Financial Statements), the effective interest rate of these debt instruments, in the aggregate, was reduced from 53% to 46%.

In connection with the original December 2005 financing, we also issued warrants to Pequot (the “Pequot Warrants”) in two series to purchase shares of our common stock at an initial exercise price of $31.00 per share, subject to adjustment in certain circumstances, which Pequot Warrants expire on December 30, 2009. The Series 1 Warrants were initially exercisable for the purchase of up to 100,228 shares of our common stock, and the Series 2 Warrants were initially exercisable for the purchase of up to 34,388 shares of our common stock. Due to the issuance of warrants to our new senior lenders, in December 2006, pursuant to the anti-dilution provisions contained in such warrants, the Series 1 Warrants were automatically adjusted to become exercisable for the purchase of up to 239,005 shares at $13.00 per share, and the Series 2 Warrants were automatically adjusted to become exercisable for the purchase of up to 82,002 shares at $13.00 per share. Subsequent to this adjustment, upon the exercise of any Warrants after the issuance of an aggregate of 239,005 shares of our common stock (as adjusted for any stock splits, stock combinations or similar events), we may either (i) deliver the applicable shares of common stock, or (ii) pay to Pequot an amount equal to the Black Scholes value of the Pequot Warrants with respect to the portion exercised in excess of 239,005 shares (subject to adjustments mentioned above). The portion of the Warrants with respect to which the cash amount has been paid will be cancelled and retired. As a result of stockholder approval, both the Series 1 Warrants and Series 2 Warrants are currently fully exercisable, subject to a blocker that would prevent Pequot’s stock ownership at any given time from exceeding 9.9% of our outstanding common stock. As a result of the debt exchange in April 2008, the then unexercised portion of the Pequot warrants automatically became exercisable for an aggregate of up to 242,308 shares of common stock at $10.00 per share pursuant to their terms. As a result of issuances of stock in September 2008 to our employee retirement plan and in November 2008 and December 2008 pursuant to a financing and to an investment banker for services related to the Optex Asset Sale, the then unexercised portion of the Pequot warrants automatically became exercisable for an aggregate of up to 435,816 shares of common stock at $5.56 per share pursuant to their terms. See Notes 3 and 4 to the Notes to Consolidated Financial Statements for a detailed discussion of the financings and debt related to the Optex acquisition.

On December 29, 2006, we amended certain of the agreements with Timothy Looney regarding our Buyer Option to purchase the remaining 30% interest in Optex. In consideration for such amendments, we issued a one-year unsecured subordinated promissory note to Mr. Looney in the principal amount of $400,000, bearing interest at a rate of 11% per annum. In January 2007, we negotiated an amendment to our earnout agreement with Mr. Looney that extended his earnout period to December 2009 and reduced the aggregate maximum earnout to $3.9 million in consideration for a subordinated secured term loan from an entity owned by Mr. Looney providing for advances up to $2.0 million, bearing 10% interest per annum, provided to Optex, which term loan matures on the earlier of February 2009 or sixty days after repayment or refinancing of our senior debt. At September 28, 2008, there was $2.0 million of debt outstanding under this subordinated secured term loan.

We have received notices from Mr. Looney claiming that we are in default under our $400,000 one-year unsecured subordinated promissory note with Mr. Looney for the alleged nonpayment of principal and interest and that Optex is in default under its $2 million secured subordinated note with TWL Group, LP, an entity owned by Mr. Looney, for the alleged nonpayment of principal and interest. While we believe Mr. Looney currently is prohibited under a subordination agreement from demanding payment or taking any other action under the $400,000 note due to the existence of defaults under our senior debt, such circumstances could change, requiring us to pay the scheduled principal and interest that would otherwise be due under the $400,000 note. If we are unable at such time to repay the scheduled principal and interest under the $400,000 note, it could expose us to a variety of remedies available to our senior lenders, including acceleration of the senior debt or foreclosure on our assets, and, subject to the subordination agreements, may expose us to any remedies that may be available to Mr. Looney, including acceleration of his note. In addition, TWL Group alleges that the maturity date of Optex’s $2 million note was November 29, 2007 and that principal and interest was due on that date. While we do not agree with TWL Group’s allegations and believe that the maturity date of the $2 million note currently is February 27, 2009, there can be no assurance that TWL Group’s allegations will not be successful. While we believe TWL Group currently would be prohibited under a subordination agreement from demanding payment or taking any other action under the $2 million note due to the existence of defaults under our senior debt, such circumstances could change, removing a barrier to TWL Group seeking to require Optex to pay the scheduled principal and interest due under the $2 million note. However, the $2 million note is only an obligation of Optex, not Irvine Sensors Corporation, and Optex has discontinued operations effective October 2008.

On July 19, 2007, we entered into a Loan Agreement, a Secured Promissory Note (the “Promissory Note”) and an Omnibus Security Interest Acknowledgement with Longview, one of our senior lenders and an accredited institutional investor, pursuant to which we closed a short-term non-convertible loan in the original principal amount of $2.0 million (the “Loan”), the proceeds of which were intended principally for general working capital purposes. The Promissory Note bore interest at a rate of 12% per annum, due together with the unpaid principal amount when the Promissory Note matures, which was originally on January 19, 2008, but was extended to December 30, 2009 pursuant to our November 2007 debt restructuring (see Note 3 to the Notes to Consolidated Financial Statements). If we were to fail to pay the principal and accrued interest within ten days after the maturity date, we would incur a late fee equal to 5% of such amounts.

We did not exercise a right to prepay the entire outstanding principal under the Promissory Note on or prior to August 15, 2007 by paying to Longview an amount equal to 120% of the principal amount of the Promissory Note, together with accrued but unpaid interest. As a result, the principal amount of the Promissory Note was automatically increased by $100,000 to $2.1 million and we issued Longview 30,000 shares of the Company’s common stock, in lieu of a $400,000 cash continuation fee for continuing the term of the Promissory Note beyond August 15, 2007, and a five-year warrant to purchase up to an aggregate of 50,000 shares of the Company’s common stock at an exercise price of $14.60 per share. As a result of the April 2008 debt exchange, the exercise price of this warrant was reduced to $3.00 per share. As a result of our November 2008 financing, the exercise price of this warrant was reduced to $0.47 per share. The exercise price, but not the number of shares issuable, under this warrant is subject to further adjustment in the event of certain dilutive issuances and we will grant Longview, at Longview’s election, registration rights, if any, granted in connection with such other dilutive issuance. This warrant also contains a blocker that would prevent Longview’s stock ownership at any given time from exceeding 4.99% of our outstanding common stock (which percentage may increase but never above 9.99%). In October 2008, approximately $1,651,100 of the principal due under the Promissory Note was retired pursuant to the Optex Asset Sale.

Also in consideration for our November 2007 debt restructuring, we issued the Contingent Notes to Longview and Alpha in the aggregate principal amount of $1.0 million and $115,000, respectively. The Contingent Notes are in substantially the same form as the Restructuring Notes; however, the Contingent Notes will be discharged (and cancelled) in pro rata proportion to the amount that the total indebtedness owed to Longview and Alpha is repaid in full by December 30, 2009. If the total principal and accrued interest payable to Longview and Alpha on existing obligations (excluding the Restructuring Notes) is repaid in full, then the Contingent Notes will be cancelled in their entirety. The Contingent Notes, to the extent not cancelled, will be due and payable on December 30, 2009, and do not accrue interest. The Contingent Notes are also secured by substantially all of the assets of the Company. The reduction of our obligations to Longview and Alpha pursuant to the Optex Asset Sale has correspondingly reduced our potential obligations under the Contingent Notes.

On November 5, 2008, we entered into a Subscription Agreement (the “Subscription Agreement”) with 8 accredited individual investors (each, an “Investor” and collectively, the “Investors”), pursuant to which we closed a private placement (the “Private Placement”) of secured promissory notes in the original aggregate principal amount of $502,000 (the “1st Closing Notes”) and, as consideration for making the advances under the 1st Closing Notes, agreed to issue to the Investors an aggregate of 267,021 shares of the Company’s Common Stock (the “1st Closing Shares”). The number of 1st Closing Shares being issued equals 25% of the principal amount of the 1st Closing Notes divided by $0.47, which was at the last closing sales price of our Common Stock immediately preceding our entering into the binding Subscription Agreement to issue the 1st Closing Notes. On December 10, 2008, we expanded the Private Placement by entering into a Subscription Agreement with 6 accredited individual investors pursuant to which we issued secured promissory notes in the original aggregate principal amount of $138,000 (the “2nd Closing Notes”) and, as consideration for making the advances under the 2nd Closing Notes, agreed to issue to the Investors an aggregate of 86,250 shares of our Common Stock (the “2nd Closing Shares”). The number of 2nd Closing Shares being issued equals 25% of the principal amount of the Notes divided by $0.40, which was at the last closing sales price of our Common Stock immediately preceding our entering into the binding Subscription Agreement to issue the 2nd Closing Notes. On January 7, 2008, we expanded the Private Placement further by entering into a Subscription Agreement with 5 accredited individual investors pursuant to which we issued secured promissory notes in the original aggregate principal amount of $178,000 (the “3rd Closing Notes”) and, as consideration for making the advances under the 3rd Closing Notes, agreed to issue to the Investors an aggregate of

108,536 shares of the Company’s Common Stock (the “3rd Closing Shares”). The number of 3rd Closing Shares being issued equals 25% of the principal amount of the Notes divided by $0.41, which was the last closing sales price of the Company’s Common Stock immediately preceding the Company entering into the binding Subscription Agreement to issue the 3rd Closing Notes. The 1st, 2nd and 3rd Closing Shares have not been registered under the Securities Act of 1933 and may not be offered or sold absent registration or an applicable exemption from registration.

The 1st, 2nd and 3rd Closing Notes (collectively, the “Notes”) bear interest at 12.0% per annum and will mature and become payable 18 months following their respective issuance. All amounts payable under the Notes are accelerated upon the occurrence of certain bankruptcy-related events. The Notes are secured by a security agreement in substantially all of our assets and such security interest is senior to certain obligations of the Company to Longview and Alpha.

In accordance with the terms of the Notes, we are required to issue an additional number of shares of our Common Stock with a value equal to 12.5% of the principal amount of each Note in the event that such Note has not been paid in full on or before the six month anniversary of the issuance date of such Note (the “Six Month Date”), based on the greater of (x) the fair market value of our Common Stock as of the Six Month Date or (y) the fair market value of our Common Stock as of the date of issuance of the Note (the “Six Month Shares”); and an additional number of shares of our Common Stock with a value equal to 12.5% of the principal amount of each Note in the event that such Note has not been paid in full on or before the twelve month anniversary of the issuance date of such Note (the “Twelve Month Date”), based on the greater of (x) the fair market value of our Common Stock as of the Twelve Month Date or (y) the fair market value of our Common Stock as of the date of issuance of the Note (the “Twelve Month Shares”). We may expand this Private Placement at our option.

Deferred Interest.  Pursuant to our November 2007 debt restructuring (see Note 3 to the Notes to Consolidated Financial Statements), all accrued interest on the Term Note, the Notes and the Promissory Note at September 28, 2008 was deferred to a due date of December 30, 2009. Deferred interest of approximately $1.5 million was satisfied as part of the Optex Asset Sale in October 2008.

Capital Lease Obligations.  Our outstanding principal balance on our capital lease obligations of $40,300 at September 28, 2008 relate primarily to manufacturing and test equipment at our Costa Mesa, California operations and are included as part of current and non-current liabilities within our consolidated balance sheet.

Operating Lease Obligations.  We have various operating leases covering equipment and facilities located at our facility in Costa Mesa, California.

Deferred Compensation.  We have a deferred compensation plan, the Executive Salary Continuation Plan (“ESCP”), for select key employees of the Company. Benefits payable under the ESCP are established on the basis of years of service with the Company, age at retirement and base salary, subject to a maximum benefits limitation of $137,000 per year for any individual. The ESCP is an unfunded plan. The recorded liability for future expense under the ESCP is determined based on expected lifetime of participants using Social Security mortality tables and discount rates comparable to that of rates of return on high quality investments providing yields in amount and timing equivalent to expected benefit payments. At the end of each fiscal year, we determine the assumed discount rate to be used to discount ESCP liability. We considered various sources in making this determination for fiscal 2008, including the Citigroup Pension Liability Index, which at September 28, 2008 was 7.5%. Based on this review, we used a 7% discount rate for determining the ESCP liability at September 28, 2008. There are presently two retired executives of the Company who are receiving benefits aggregating $184,700 per annum under the ESCP. Two current executives of the Company are eligible for benefits aggregating $274,000 per annum upon their retirement. As of September 28, 2008, $3,669,500 has been accrued in the accompanying Consolidated Balance Sheet for the ESCP, of which amount $184,700 is a current liability expected to be paid during fiscal 2009.

Other Commitments.  The following table summarizes the Company’s contractual obligations as of September 28, 2008. Material changes in these obligations subsequent to September 28, 2008 include the retirement of approximately $13.5 million of long term debt and approximately $1.5 million of associated deferred interest pursuant to the Optex Asset Sale in October 2008, the addition of $818,000 of long-term debt pursuant to a multiple tranche bridge note financing in November 2008, December 2008 and January 2009.

	Payments Due by Period
Contractual Obligations	Total	1 Year or Less	2-3 Years	4-5 Years

Restructured debt	$17,098,500	$17,098,500	$—	$—
Short-term note	400,000	400,000	—	—
Deferred interest	1,411,900	1,411,900	—	—
Capital leases	40,300	29,100	11,200	—
Operating leases	4,224,000	779,000	1,687,000	1,758,000
Executive Salary Continuation Plan liability(1)	923,500	184,700	369,400	369,400

(1)	Executive Salary Continuation Plan obligations could increase in periods shown through additional retirements or decrease through death of existing retirees. Amounts shown only include payments to existing retirees.

We believe, but cannot guarantee, that our revenues will improve in fiscal 2009, and will therefore generate increased liquidity through both improved gross operating margins and the recovery of indirect costs as permitted under our government contracts. This belief stems from our visibility into budgetary decisions of various government agencies and our present backlog. At September 28, 2008, our funded backlog was approximately $6.6 million. We expect that a substantial portion of our funded backlog at September 28, 2008 will result in revenue recognized in fiscal 2009. In addition, our government research and development contracts typically include unfunded backlog, which is funded when the previously funded amounts have been expended. As of September 28, 2008, our total backlog, including unfunded portions, was approximately $6.7 million.

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

Stock-Based Compensation

As discussed in Note 1 to our Notes to Consolidated Financial Statements included in this report, effective October 3, 2005, we adopted SFAS 123(R), which resulted in our recognition of stock option-based compensation for fiscal 2008, fiscal 2007 and fiscal 2006 as an element of our aggregate stock-based compensation. Our aggregate stock-based compensation for fiscal 2008, fiscal 2007 and fiscal 2006 was attributable to the following:

	Fiscal 2008	Fiscal 2007	Fiscal 2006

Cost of contract research and development revenue	$108,800	$108,000	$220,000
General and administrative expense	624,400	354,600	188,800

	$733,200	$462,600	$408,800

We adopted SFAS 123(R) using the modified prospective method. Under this transition method, compensation costs recognized in fiscal 2006, fiscal 2007 and fiscal 2008 includes: (i) compensation cost for all share-based payments granted prior to, but not yet earned as of October 3, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (ii) compensation cost for all share-based payments granted subsequent to October 2, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

We also will continue to account for equity instruments issued to persons other than our employees and directors (“non-employees”) in accordance with the provisions of SFAS 123 and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. All transactions in which goods or services are the consideration received for equity instruments issued to non-employees are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of any such equity instrument is the earliest to occur of (i) the date on which the third-party performance is complete, (ii) the date on which it is probable that performance will occur, or (iii) if different, the date on which the compensation has been earned by the non-employee. During fiscal 2008, we issued 162,137 shares of our common stock, valued at $1,216,100, to non-employees to pay a prior cash obligation related to the Optex acquisition, consulting expenses and investment banking services, and a warrant to purchase 50,000 unregistered shares of our common stock, valued at $230,000, to a non-employee for investment banking services.

We have historically issued stock options to employees and outside directors whose only condition for vesting were continued employment or service during the related vesting period. Typically, the vesting period has been up to four years for employee awards and immediate vesting for director awards, although awards have sometimes been granted with two year vesting periods. Starting in fiscal 2007, we began issuing nonvested stock grants to new employees and outside directors. The typical restriction period for such grants is three years. We may impose other performance criteria for the vesting of options or nonvested stock granted in the future.

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

For fiscal 2008, stock-based compensation included compensation costs attributable to such period for those options that were not fully vested upon adoption of SFAS 123(R), compensation costs for options and non-vested stock grants that were awarded during the period, prorated from the date of award to September 28, 2008, adjusted for estimated forfeitures in accordance with SFAS 123(R) and compensation costs for vested stock grants made during the respective periods. Options to purchase 126,000 shares of our common stock were granted to officers and directors during fiscal 2008. During fiscal 2008, there were awards of 20,200 shares of nonvested stock, net of 5,400 shares forfeited, granted to employees and directors. During fiscal 2008, there were awards of 41,900 shares of vested stock granted to employees and directors.

The method we employ to calculate stock-based compensation is consistent with the method used to compute stock-based compensation under SFAS 123, except that under SFAS 123(R), we are required to estimate expected forfeitures, rather than adjusting for forfeitures when they occur as required under SFAS 123. We have estimated forfeitures to be 7%, which reduced stock-based compensation cost by $17,600 in fiscal 2008.

At September 28, 2008, the total compensation costs related to nonvested option awards not yet recognized was $9,800. The weighted-average remaining vesting period of nonvested options at September 28, 2008 was 0.8 years.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

The financial statements, together with the report thereon of Grant Thornton LLP dated January 9, 2009, as listed under Item 15, appear in a separate section of this report beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes to Internal Control over Financial Reporting.  As we have continued to grow, the volume of routine transactions, including option and stock grants to employees and service providers, has grown significantly. Additionally, we have recently entered into complex transactions including, but not limited to the Optex acquisition and other long-term contracts and financing transactions. Such transactions, as well as others, and the increasing volume of routine transactions, have created increased burdens upon our financial and accounting staff, particularly when they occur in schedule proximity to our financial statement close process as was the case with the Optex acquisition and the refinancing of our debt in December 2006. As a result, during the financial statement close process for fiscal 2005 and both the quarterly and annual financial close processes of fiscal 2006, we did not have sufficient internal resources to monitor financial accounting standards and to maintain controls to appropriately interpret, implement and review the application of new financial accounting standards, reporting requirements, and the completeness and correctness of disclosures in accordance with GAAP and the SEC’s rules and regulations. The absence of such controls over financial reporting constituted a material weakness in internal control that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As part of our remediation plan with respect to this material weakness, we hired a new Corporate Controller in the third quarter of fiscal 2006 and a new Assistant Controller in the fourth quarter of fiscal 2006. We also changed our internal controls to take advantage of these new resources. However, these steps did not fully remediate the above identified material weakness in our fiscal 2006 and fiscal 2007 financial close process. Although we believed that we had begun to remediate these material weaknesses through the additions to our financial staff discussed above and the implementation of additional controls in our fiscal 2007 financial close process, we had not yet fully remediated the material weaknesses as of September 30, 2007, as evidenced by significant post closing adjustments recorded by us. However, based on information available to us as of the date hereof, we believe that the additional experience of our financial staff in working with our new Corporate Controller and the implementation of additional controls during fiscal 2008 led to the remediation of these material weaknesses in our fiscal 2008 financial close process. Notwithstanding such remediation to date, we believe that we will have to further strengthen our financial resources if we undertake the additional growth that we have stated that we seek or if we consummate further complex transactions. We cannot guarantee that our actions in the future will be sufficient to accommodate possible future growth or complex transactions that could create other material weaknesses.

In addition to the material weakness discussed above, during the second, third and fourth quarters of fiscal 2006 and in fiscal 2007, the accounting and financial reporting and control structure of Optex was still in a transitional state from that of a family-owned business, with related party management and limited segregation of duties, to that required for a publicly reporting entity. The lack of segregation of duties often resulted in the same individual (or family member) performing two or more of the following functions: Initiation and authorization of transactions; recording of transactions; and custody of financial assets. The lack of segregation of duties at Optex also prevented us from satisfying important control objectives, such as authorization, completeness and accuracy, and reconciliation of accounting transactions and information. In itself, this status can be deemed to constitute a material weakness that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result, during the second, third and fourth quarters of fiscal 2006 and in fiscal 2007, the combination of the transitional status of Optex with the limited internal resources of our corporate operation to separately monitor and control Optex’s operations constituted a material weakness in our internal controls that resulted in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The enhancement of our corporate accounting and financial management in the third and fourth quarters of fiscal 2006, and the retention of additional financial and management personnel for our Optex subsidiary did not fully remediate this latter material weakness by the financial close process of fiscal 2006 or fiscal 2007, but we believe we did fully remediate this material weakness by the financial close process of fiscal 2008. With the discontinuation of Optex’s operations as a result of the Optex Asset Sale in October 2008, we do not expect Optex to be a source of potential material weaknesses in future reporting periods.

We have undertaken, and will continue to undertake, an effort for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. This effort, under the direction of senior management, includes the documentation, testing and review of our internal controls. During the course of these activities, we have identified other potential improvements to our internal controls over financial reporting, including some that we implemented in fiscal 2008 and some that we are currently evaluating for possible future implementation. We expect to continue documentation, testing and review of our internal controls on an on-going basis and may identify other control deficiencies, possibly including additional material weaknesses, and other potential improvements to our internal controls in the future. We cannot guarantee that we will remedy any existing or potential material weaknesses that may be identified in the future, or that we will continue to be able to comply with Section 404 of the Sarbanes-Oxley Act.

Other than as described above, there have not been any other changes that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Report of Management on Internal Control over Financial Reporting

The following report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, unless we specifically state that the report is to be considered “filed” under the Exchange Act or incorporate it by reference into a filing under the Securities Act or the Exchange Act.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined under Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with U.S. GAAP; providing reasonable assurance that our receipts and expenditures are made in accordance with authorizations of our management and directors; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Furthermore, management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of September 28, 2008 to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external reporting purposes in accordance with U.S. GAAP.

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Item 9B.	Other Information

Effective October 1, 2008, the Company renewed its leases on its Costa Mesa, California facility for an additional five year period through September 2013. The Costa Mesa facility includes approximately 42,465 square feet in two adjacent buildings. Other than term, the only material change pursuant to this renewal was rent. The average monthly rent for this space over this renewed five-year term is approximately $68,650 per month, as compared to the approximately $63,400 per month rent upon the expiration of the prior term of the lease at the end of September 2008.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

(a) Identification of Directors.

The information under the captions “Proposal One:  Election of Directors” and “Corporate Governance, Board Composition and Board Committees,” appearing in our proxy statement for our 2009 annual meeting of stockholders, is hereby incorporated by reference.

(b) Identification of Executive Officers and Certain Significant Employees.

The information under the caption “Executive Officers,” appearing in our proxy statement for our 2009 annual meeting of stockholders, is hereby incorporated by reference.

(c) Compliance with Section 16(a) of the Exchange Act.

The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” appearing in our proxy statement for our 2009 annual meeting of stockholders, is hereby incorporated by reference.

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

(e) Corporate Governance.

The information under the caption “Corporate Governance, Board Composition and Board Committees”, appearing in our proxy statement for our 2009 annual meeting of stockholders, is hereby incorporated by reference.

Item 11.	Executive Compensation

The information under the captions “Compensation Disclosure and Analysis,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report,” appearing in our proxy statement for our 2009 annual meeting of stockholders, is hereby incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the captions “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Securities Authorized for Issuance Under Equity Compensation Plans,” appearing in our proxy statement for our 2009 annual meeting of stockholders, is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

(a) Certain Relationships and Related Transactions

The information under the caption “Certain Relationships and Related Person Transactions” appearing in our proxy statement for our 2009 annual meeting of stockholders, is hereby incorporated by reference.

(b) Director Independence

The information under the captions “Proposal One:  Election of Directors” and “Corporate Governance, Board Composition and Board Committees,” appearing in our proxy statement for our 2009 annual meeting of stockholders, is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services

The information under the caption “Principal Accountant Fees and Services,” and “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors,” appearing in our proxy statement for our 2009 annual meeting of stockholders, is hereby incorporated by reference.

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

(3)	Exhibits

The following is a list of the exhibits encompassed in this Annual Report on Form 10-K:

Exhibit
Number	Exhibit Description

2.1	Stock Purchase Agreement dated December 30, 2005 by and among the Company, Timothy Looney and Optex Systems, Inc.(1)
2.2	Amendment to Stock Purchase Agreement dated December 29, 2006 by and among the Company, Timothy Looney and the Company’s subsidiary Optex Systems, Inc.(2)
2.3	Amendment to Buyer Option Agreement dated December 29, 2006 by and between the Company and Timothy Looney(3)
2.4	Second Amendment to Stock Purchase Agreement dated January 17, 2007 by and among the Company, Timothy Looney and the Company’s subsidiary Optex Systems, Inc.(4)
3.1	Certificate of Incorporation of the Registrant, as amended and currently in effect(5)
3.2	By-laws, as amended and currently in effect(6)

Exhibit
Number		Exhibit Description

3.3		Certificate of Elimination of the Series B Convertible Cumulative Preferred Stock, Series C Convertible Cumulative Preferred Stock, Series D Convertible Preferred Stock and Series E Convertible Preferred Stock(7)
3.4		Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series A-1 10% Cumulative Convertible Preferred Stock(8)
3.5		Certificate of Amendment of Certificate of Incorporation to increase the authorized shares of the Corporation’s Common Stock and the authorized shares of the Corporation’s Preferred Stock(9)
3.6		Certificate of Amendment of Certificate of Incorporation to reclassify, change, and convert each ten (10) outstanding shares of the Corporation’s Common Stock into one(1) share of Common Stock(10)
10	.1*	2000 Non-Qualified Stock Option Plan(11)
10	.2*	2001 Stock Option Plan(12)
10	.3*	2001 Non-Qualified Stock Option Plan(13)
10	.4*	2001 Compensation Plan, as amended December 13, 2001(14)
10	.5*	2003 Stock Incentive Plan as amended March 1, 2005(15)
10	.6*	Deferred Compensation Plan(16)
10	.7*	2006 Omnibus Incentive Plan(17)
10	.8*	Executive Salary Continuation Plan, as amended and restated December 26, 2007(18)
10.9		Consulting Agreement by and among the Company, CTC Aero, LLC and Chris Toffales, as amended and restated December 30, 2005(19)
10.10		Employment Agreement dated December 30, 2005 between the Company and Timothy Looney(20)
10.11		Non-Competition Agreement dated December 30, 2005 between the Company and Timothy Looney(21)
10.12		Registration Rights Agreement dated December 30, 2005 between the Company and Timothy Looney(22)
10.13		Securities Purchase Agreement dated December 30, 2005 by and among the Company and the Purchasers listed on the signature pages thereto(23)
10.14		Amendment to Securities Purchase Agreement dated March 31, 2006 by and between the Company and Pequot Private Equity Fund III, L.P. and Pequot Offshore Private Equity Partners III, L.P.(24)
10.15		Form of Series 1 Senior Subordinated Secured Convertible Note and schedule of omitted material details thereto(25)
10.16		Form of Series 2 Senior Subordinated Secured Convertible Note and schedule of omitted material details thereto(26)
10.17		Form of Series 1 Warrant to Purchase Common Stock and schedule of omitted material details thereto(27)
10.18		Form of Series 2 Warrant to Purchase Common Stock and schedule of omitted material details thereto(28)
10.19		Security Agreement dated December 30, 2005 between the Company and the Purchasers listed on the signature pages thereto(29)
10.20		Subsidiary Security Agreement dated December 30, 2005 between the Company’s subsidiary Optex Systems, Inc. and the Purchasers listed on the signature pages thereto(30)
10.21		Subsidiary Guaranty dated December 30, 2005 between the Company’s subsidiary Optex Systems, Inc. and the Purchasers listed on the signature pages thereto(31)
10.22		Form of Indemnification Agreement between the Registrant and its directors and officers(32)
10.23		Lease Agreement for premises at 3001 Red Hill Avenue, Bldg. 3, Costa Mesa, California, renewal effective October 1, 2008(94)
10.24		Lease Agreement for premises at 3001 Red Hill Avenue, Bldg. 4, Costa Mesa, California, renewal effective October 1, 2008(95)
10.25		Government Contract FA8650-06-C-7626, dated May 9, 2006(33)
10.27		Amendment to Escrow Agreement dated December 29, 2006 by and among the Company, Optex and Wells Fargo Bank, N.A.(34)

Exhibit
Number		Exhibit Description

10.27		Term Loan and Security Agreement dated December 29, 2006 by and between the Company and the Investors listed on the signature pages thereto(35)
10.28		Term Note dated December 29, 2006 issued by the Company to Longview Fund, LP(36)
10.29		Term Note dated December 29, 2006 issued by the Company to Alpha Capital Anstalt(37)
10.30		Intellectual Property Security Agreement dated December 29, 2006 between the Company and the Investors(38)
10.31		Intellectual Property Security Agreement dated December 29, 2006 between the Company’s subsidiary Optex Systems, Inc. and the Investors(39)
10.32		Unconditional Guaranty dated December 29, 2006 between the Company’s subsidiary Optex Systems, Inc. and the Investors(40)
10.33		Third Party Security Agreement dated December 29, 2006 between the Company’s subsidiary Optex Systems, Inc. and the Investors(41)
10.34		Subscription Agreement dated December 29, 2006 by and among the Company and the Investors listed on the signature pages thereto(42)
10.35		Registration Rights Agreement dated December 29, 2006 by and among the Company and the Investors listed on the signature pages thereto(43)
10.36		Class A Warrant to Purchase Common Stock dated December 29, 2006 issued by the Company to Longview Fund, LP(44)
10.37		Class A Warrant to Purchase Common Stock dated December 29, 2006 issued by the Company to Alpha Capital Anstalt(45)
10.38		Unsecured Subordinated Promissory Note dated December 29, 2006 issued by the Company to Timothy Looney(46)
10.39		Assignment, dated December 29, 2006, of Series 1 and Series 2 Senior Subordinated Secured Convertible Notes dated December 30, 2005 between the Company and the Investors (the “Assignment Agreement”)(47)
10.40		Addendum to Assignment Agreement dated December 29, 2006, between Pequot and the Investors(48)
10.41		Settlement Agreement and Mutual Release dated December 29, 2006 between the Company and Pequot(49)
10.42		Letter Agreement dated December 28, 2006 between the Company and Pequot(50)
10.43		Secured Subordinated Revolving Promissory Note dated January 17, 2007 issued by the Company’s subsidiary Optex Systems, Inc. to TWL Group, LP(51)
10.44		Subordinated Security Agreement dated January 17, 2007 between TWL Group, LP and the Company’s subsidiary Optex Systems, Inc.(52)
10	.45*	Form of Stock Appreciation Rights Agreement (Stock Settled) under the Company’s 2006 Omnibus Incentive Plan(53)
10	.46*	Form of Non-Incentive Stock Option Agreement under the Company’s 2006 Omnibus Incentive Plan(54)
10	.47*	Form of Incentive Stock Option Agreement under the Company’s 2006 Omnibus Incentive Plan(55)
10	.48*	Form of Restricted Stock Unit Agreement under the Company’s 2006 Omnibus Incentive Plan(56)
10	.49*	Form of Restricted Stock Award Agreement under the Company’s 2006 Omnibus Incentive Plan(57)
10.50		Letter Agreement dated March 30, 2007 from Longview Fund, L.P. and Alpha Capital Anstalt(58)
10.51		Loan Agreement dated July 19, 2007 by and between the Company and Longview Fund, L.P.(59)
10.52		Secured Promissory Note dated July 19, 2007 issued by the Company and Longview Fund, L.P.(60)
10.53		Omnibus Security Interest Acknowledgement dated July 19, 2007 by and among the Company, its subsidiary Optex Systems, Inc., and Longview Fund, L.P.(61)
10.54		Unconditional Guaranty dated July 19, 2007 by and between the Company’s subsidiary Optex Systems, Inc. and Longview Fund, L.P.(62)
10.55		Consent and Waiver of Alpha Capital Anstalt dated July 19, 2007(63)

Exhibit
Number		Exhibit Description

10.56		Collateral Agent Agreement dated July 19, 2007 by and among, the Company, the Company’s subsidiary Optex Systems, Inc., Longview Fund, L.P., Alpha Capital Anstalt and S. Michael Rudolph(64)
10.57		Alpha Capital and Longview Term Loan Interest Waiver Letter dated July 19, 2007(65)
10.58		Alpha Capital and Longview Convertible Note Interest Waiver Letter dated July19, 2007(66)
10.59		Class B Warrant dated August 15, 2007 issued by the Company to Longview Fund, L.P.(67)
10.60		Registration Rights Purchase Agreement dated November 28, 2007 among the Company, Longview, Alpha Capital Anstalt, Jolie G. Kahn and Barbara Mittman(68)
10.61		September 2007 Amendment of July 2007 Secured Promissory Note effective September 30, 2007 between the Company and Longview(69)
10.62		September 2007 Amendment of Series 2 Notes effective September 30, 2007 between the Company and Longview(70)
10.63		September 2007 Amendment of December 2006 Term Notes effective September 30, 2007 among the Company, Longview and Alpha(71)
10.64		Amendment of Series 1 Notes issued by the Company and held by Longview Fund, L.P. and Alpha Capital Anstalt, effective September 30, 2007(72)
10.65		Secured Promissory Note (Restructuring) dated November 28, 2007 issuable to Longview, together with restructuring letter agreement dated November 28, 2007(73)
10.66		Secured Promissory Note (Restructuring) dated November 28, 2007 issuable to Alpha, together with restructuring letter agreement dated November 28, 2007(74)
10.67		Contingent Secured Promissory Note (Buyout) dated November 28, 2007 issuable to Longview Fund, L.P.(75)
10.68		Contingent Secured Promissory Note (Buyout) dated November 28, 2007 issuable to Alpha Capital Anstalt(76)
10.69		Consulting Termination Agreement and Release dated December 28, 2007 between the Company and Christos Michael Toffales and CTC Aero, LLC(77)
10.70		Subscription Agreement dated April 14, 2008 by and among the Company, Longview Fund, LP and Alpha Capital Anstalt(78)
10.71		Voting Agreement dated April 14, 2008 by and among the Company and its officers and directors(79)
10.72		Binding Debt Exchange Letter of Intent by and among the Company, Longview Fund, LP and Alpha Capital Anstalt(80)
10	.73*	Form of Incentive Stock Option Agreement under the Company’s 2006 Omnibus Incentive Plan(81)
10	.74*	Form of Non-Incentive Stock Option Agreement under the Company’s 2006 Omnibus Incentive Plan(82)
10	.75*	Form of Stock Appreciation Rights Agreement (Stock Settled) under the Company’s 2006 Omnibus Incentive Plan(83)
10	.76*	Irvine Sensors Corporation Deferred Compensation Plan, as amended and restated June 6, 2008, effective January 1, 2005(84)
10.77		Memorandum of Understanding for Settlement and Debt Conversion Agreement among the Company, Optex and the Lenders dated September 19, 2008(85)
10.78		Form of Subscription Agreement for Secured Promissory Notes for Private Placement(86)
10.79		Form of Secured Promissory Note for Private Placement(87)
10.80		Security Agreement for Private Placement(88)
10.81		Collateral Agent Agreement for Private Placement(89)
10.82		Intercreditor Agreement for Private Placement(90)
10.83		Warrant to Purchase Common Stock dated February 4, 2008 issued to Maxim Partners LLC(91)
10.84		Form of Warrant to Purchase Common Stock issued to J.P. Turner & Company, LLC pursuant to Private Placement(96)
21.1		Subsidiaries of the Registrant

Exhibit
Number	Exhibit Description

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
99.1	Amended Notice of the Occurrence of an Event of Default and Acceleration from Optex-Delaware dated October 13, 2008(92)
99.2	Notice from Timothy Looney dated October 17, 2008(93)

(1)	Incorporated by reference to Exhibit 2.1 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(2)	Incorporated by reference to Exhibit 2.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(3)	Incorporated by reference to Exhibit 2.2 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(4)	Incorporated by reference to Exhibit 2.5 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2006.

(5)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003.

(6)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on September 21, 2007.

(7)	Incorporated by reference to Exhibit 3.3 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on April 18, 2008.

(8)	Incorporated by reference to Exhibit 3.4 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on April 18, 2008.

(9)	Incorporated by reference to Exhibit 3.5 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on August 27, 2008.

(10)	Incorporated by reference to Exhibit 3.6 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on August 27, 2008.

(11)	Incorporated by reference to Exhibit 10.5 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2002.

(12)	Incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement for the March 7, 2001 Annual Meeting of Stockholders, filed February 9, 2001.

(13)	Incorporated by reference to Exhibit 99 filed with the Registrant’s Registration Statement on Form S-8 (File No. 333- 102284), filed December 31, 2002.

(14)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-76756), filed January 15, 2002.

(15)	Incorporated by reference to Exhibit 99 filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-124868), filed May 12, 2005.

(16)	Incorporated by reference to Exhibit 10.9 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 2004.

(17)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed July 5, 2006.

(18)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Current Report on Form 8-K filed December 31, 2007.

(19)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(20)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(21)	Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(22)	Incorporated by reference to Exhibit 10.5 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(23)	Incorporated by reference to Exhibit 10.6 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(24)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on April 4, 2006.

(25)	Incorporated by reference to Exhibit 10.7 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(26)	Incorporated by reference to Exhibit 10.8 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(27)	Incorporated by reference to Exhibit 10.9 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(28)	Incorporated by reference to Exhibit 10.10 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(29)	Incorporated by reference to Exhibit 10.14 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2006.

(30)	Incorporated by reference to Exhibit 10.15 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2006.

(31)	Incorporated by reference to Exhibit 10.16 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2006.

(32)	Incorporated by reference to Exhibit 10.9 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2000.

(33)	Incorporated by reference to Exhibit 10.39 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2006.

(34)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(35)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(36)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(37)	Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(38)	Incorporated by reference to Exhibit 10.5 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(39)	Incorporated by reference to Exhibit 10.6 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(40)	Incorporated by reference to Exhibit 10.7 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(41)	Incorporated by reference to Exhibit 10.8 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(42)	Incorporated by reference to Exhibit 10.9 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(43)	Incorporated by reference to Exhibit 10.10 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(44)	Incorporated by reference to Exhibit 10.11 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(45)	Incorporated by reference to Exhibit 10.12 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(46)	Incorporated by reference to Exhibit 10.13 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(47)	Incorporated by reference to Exhibit 10.14 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(48)	Incorporated by reference to Exhibit 10.15 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(49)	Incorporated by reference to Exhibit 10.16 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(50)	Incorporated by reference to Exhibit 10.17 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(51)	Incorporated by reference to Exhibit 10.57 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2006.

(52)	Incorporated by reference to Exhibit 10.58 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2006.

(53)	Incorporated by reference to Exhibit 10.59 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2007.

(54)	Incorporated by reference to Exhibit 10.60 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2007.

(55)	Incorporated by reference to Exhibit 10.61 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2007.

(56)	Incorporated by reference to Exhibit 10.62 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2007.

(57)	Incorporated by reference to Exhibit 10.63 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2007.

(58)	Incorporated by reference to Exhibit 10.64 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2007.

(59)	Incorporated by reference to Exhibit 10.65 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on July 25, 2007.

(60)	Incorporated by reference to Exhibit 10.66 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on July 25, 2007.

(61)	Incorporated by reference to Exhibit 10.67 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on July 25, 2007.

(62)	Incorporated by reference to Exhibit 10.68 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on July 25, 2007.

(63)	Incorporated by reference to Exhibit 10.69 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on July 25, 2007.

(64)	Incorporated by reference to Exhibit 10.70 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on July 25, 2007.

(65)	Incorporated by reference to Exhibit 10.71 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on July 25, 2007.

(66)	Incorporated by reference to Exhibit 10.72 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on July 25, 2007.

(67)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on August 17, 2007.

(68)	Incorporated by reference to Exhibit 10.74 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on November 30, 2007.

(69)	Incorporated by reference to Exhibit 10.75 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on November 30, 2007.

(70)	Incorporated by reference to Exhibit 10.76 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on November 30, 2007.

(71)	Incorporated by reference to Exhibit 10.77 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on November 30, 2007.

(72)	Incorporated by reference to Exhibit 10.78 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on November 30, 2007.

(73)	Incorporated by reference to Exhibit 10.79 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on November 30, 2007.

(74)	Incorporated by reference to Exhibit 10.80 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on November 30, 2007.

(75)	Incorporated by reference to Exhibit 10.81 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on November 30, 2007.

(76)	Incorporated by reference to Exhibit 10.82 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on November 30, 2007.

(77)	Incorporated by reference to Exhibit 10.70 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

(78)	Incorporated by reference to Exhibit 10.71 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on April 18, 2008.

(79)	Incorporated by reference to Exhibit 10.72 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on April 18, 2008.

(80)	Incorporated by reference to Exhibit 10.73 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on April 18, 2008.

(81)	Incorporated by reference to Exhibit 10.15 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2008.

(82)	Incorporated by reference to Exhibit 10.16 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2008.

(83)	Incorporated by reference to Exhibit 10.17 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2008.

(84)	Incorporated by reference to Exhibit 10.18 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2008.

(85)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 8-K as filed with the SEC on September 22, 2008.

(86)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 16, 2008.

(87)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 16, 2008.

(88)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 16, 2008.

(89)	Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 16, 2008.

(90)	Incorporated by reference to Exhibit 10.5 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 16, 2008.

(91)	Incorporated by reference to Exhibit 10.15 filed with the Registrant’s Quarterly Report on Form 10-Q as filed with the SEC on May 15, 2008.

(92)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on October 17, 2008.

(93)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on October 23, 2008.

(94)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 24, 2008.

(95)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 24, 2008.

(96)	Incorporated by reference to Exhibit 10.6 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 9, 2009.

* Denotes management contract or compensatory plan or arrangement

(b)	Exhibits

The exhibits filed as part of this report are listed in Item 15(a)(3) of this Form 10-K.

(c)	Financial Statement Schedules

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
John C. Carson
Chief Executive Officer, President and Chairman of the Board
(Principal Executive Officer)
Dated: January 12, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ John C. Carson	/s/ John J. Stuart, Jr.
John C. Carson Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer) Dated: January 12, 2009	John J. Stuart, Jr. Chief Financial Officer and Secretary (Principal Financial and Chief Accounting Officer) Dated: January 12, 2009

/s/ Marc Dumont	/s/ Thomas M. Kelly
Marc Dumont, Director Dated: January 12, 2009	Thomas M. Kelly, Director Dated: January 12, 2009

/s/ Jack Johnson	/s/ Frank Ragano
Jack Johnson, Director Dated: January 12, 2009	Frank Ragano, Director Dated: January 12, 2009

/s/ Robert G. Richards
Robert G. Richards, Director Dated: January 12, 2009

IRVINE SENSORS CORPORATION

Irvine Sensors Corporation

Consolidated Balance Sheets

	September 28, 2008	September 30, 2007

Assets
Current assets:
Cash and cash equivalents	$638,600	$937,600
Restricted cash	41,700	39,600
Accounts receivable, net of allowance for doubtful accounts of $15,000 and $15,000, respectively	662,400	1,571,000
Unbilled revenues on uncompleted contracts, net of allowance of $18,400 and $0, respectively	1,279,700	1,289,300
Inventory, net	1,126,900	898,900
Prepaid expenses and other current assets	64,800	57,000
Current assets of discontinued operations	7,494,700	8,678,000

Total current assets	11,308,800	13,471,400
Property and equipment, net	4,328,300	5,405,000
Intangible assets, net	1,005,500	1,183,900
Deferred costs	260,100	587,200
Deposits	101,000	65,800
Non-current assets of discontinued operations	5,880,300	13,717,100

Total assets	$22,884,000	$34,430,400

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$4,047,100	$2,514,200
Accrued expenses	4,595,200	2,321,500
Success fee payable to related party	—	500,000
Accrued estimated loss on contracts	144,500	200,100
Advance billings on uncompleted contracts	21,900	378,100
Deferred revenue	385,000	156,500
Income taxes payable	14,400	31,400
Restructured debt, net of discounts	11,788,800	—
Promissory note payable — related party	400,000	400,000
Subordinated term loan — related party	2,000,000	—
Capital lease obligations — current portion	29,100	40,300
Current liabilities of discontinued operations	4,009,600	5,043,100

Total current liabilities	27,435,600	11,585,200
Restructured debt, net of discounts	—	10,869,300
Subordinated term loan — related party	—	2,000,000
Deferred interest	—	1,241,200
Executive Salary Continuation Plan liability	3,484,800	3,800,500
Capital lease obligations, less current portion	11,200	45,000
Minority interest in consolidated subsidiaries	411,600	411,900

Total liabilities	31,343,200	29,953,100

Commitments and contingencies (Note 14)
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value, 1,000,000 and 500,000 shares authorized, respectively; 126,000 and 0 shares issued and outstanding, respectively	1,300	—
Common stock, $0.01 par value, 150,000,000 and 80,000,000 shares authorized, respectively; 3,557,200 and 2,684,300 shares issued and outstanding, respectively	35,600	26,800
Common stock warrants; 717,900 and 614,500 warrants outstanding, respectively	—	—
Deferred stock-based compensation	(183,200)	(299,700)
Common stock held by Rabbi Trust	(1,214,100)	(1,115,100)
Deferred compensation liability	1,214,100	1,115,100
Paid-in capital	159,901,000	151,405,200
Accumulated deficit	(168,213,900)	(146,655,000)

Total stockholders’ (deficit) equity	(8,459,200)	4,477,300

	$22,884,000	$34,430,400

See Accompanying Notes to Consolidated Financial Statements

Irvine Sensors Corporation

Consolidated Statements of Operations

	Fiscal Year Ended
	September 28,	September 30,	October 1,
	2008	2007	2006

Revenues:
Contract research and development revenue	$14,157,900	$17,137,700	$16,503,700
Product sales	2,489,100	3,210,900	1,510,300
Other revenue	30,000	29,800	58,800

Total revenues	16,677,000	20,378,400	18,072,800

Cost and expenses:
Cost of contract research and development revenue	11,339,000	13,550,100	13,588,500
Cost of product sales	1,885,600	2,490,300	1,468,900
General and administrative expense	8,932,400	9,208,800	8,169,200
Research and development expense	1,512,500	1,119,800	353,700

Total costs and expenses	23,669,500	26,369,000	23,580,300

Loss from operations	(6,992,500)	(5,990,600)	(5,507,500)
Interest expense	(6,100,200)	(7,026,800)	(1,227,700)
Loss on extinguishment of debt	—	(4,398,000)	—
Settlement fee on debt default	—	—	(1,250,000)
Change in fair value of derivative instrument	—	—	(317,800)
Gain on disposal of assets	315,600	4,700	1,100
Interest and other income	2,400	6,300	3,800

Loss from continuing operations before minority
interest and provision for income taxes	(12,774,700)	(17,404,400)	(8,298,100)
Minority interest in loss of subsidiaries	200	500	300
Provision for income taxes	(25,500)	(38,500)	(36,300)

Loss from continuing operations	(12,800,000)	(17,442,400)	(8,334,100)
Discontinued operations:
Loss from operations of discontinued operations	(1,158,900)	(4,688,700)	(16,600)
Loss on disposal of discontinued operations	(7,600,000)	—	—

Loss from discontinued operations	(8,758,900)	(4,688,700)	(16,600)

Net loss	$(21,558,900)	$(22,131,100)	$(8,350,700)

Basic and diluted net loss per common share information:
From continuing operations	$(4.35)	$(7.16)	$(4.25)
From discontinued operations	(2.94)	(1.92)	(0.01)

Basic and diluted net loss per common share	$(7.29)	$(9.08)	$(4.26)

Weighted average number of common shares outstanding	2,980,100	2,436,400	1,959,600

See Accompanying Notes to Consolidated Financial Statements

Irvine Sensors Corporation

Consolidated Statement of Stockholders’ Equity (Deficit)

									Total
	Preferred Stock		Common Stock		Common Stock	Deferred			Stockholders’
	Shares Issued		Shares Issued		Warrants Issued	Stock-Based	Paid-in	Accumulated	Equity
	Number	Amount	Number	Amount	Number	Compensation	Capital	Deficit	(Deficit)

Balance at October 2, 2005	—	$—	1,867,000	$18,700	123,400	$—	$119,999,100	$(116,173,200)	$3,844,600
Common stock issued to employee retirement plans	—	—	60,600	600	—	(1,437,000)	1,436,400	—	—
Common stock issued to pay operating expenses	—	—	4,100	—	—	—	97,700	—	97,700
Common stock issued to pay interest	—	—	7,700	100	—	—	174,900	—	175,000
Common stock options exercised	—	—	32,900	300	—	—	629,200	—	629,500
Common stock warrants exercised	—	—	21,400	200	(21,400)	—	331,400	—	331,600
Common stock warrants issued	—	—	—	—	134,600	—	1,638,100	—	1,638,100
Common stock warrants expired	—	—	—	—	(13,900)	—	—	—	—
Nonvested stock issued as compensation	—	—	2,900	—	—	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	1,437,000	9,000	—	1,446,000
Stock-based compensation expense	—	—	—	—	—	—	399,800	—	399,800
Net loss	—	—	—	—	—	—	—	(8,350,700)	(8,350,700)

Balance at October 1, 2006	—	—	1,996,600	19,900	222,700	—	124,715,600	(124,523,900)	211,600
Common stock issued to employee retirement plans	—	—	70,000	700	—	(1,435,000)	1,434,300	—	—
Common stock and warrants issued to pay operating expenses	—	—	5,000	100	20,000	—	198,400	—	198,500
Stock-based compensation expense — vested stock	—	—	19,000	200	—	—	274,100	—	274,300
Common stock options exercised	—	—	18,300	200	—	—	255,100	—	255,300
Common stock warrants exercised	—	—	134,600	1,300	(134,600)	—	1,748,700	—	1,750,000
Common stock warrants issued	—	—	—	—	350,000	—	4,635,000	—	4,635,000
Additional common stock warrants issued under anti-dilution provisions	—	—	—	—	186,400	—	2,950,000	—	2,950,000
Common stock warrants expired	—	—	—	—	(30,000)	—	—	—	—
Common stock issued to pay cash continuation fee	—	—	30,000	300	—	—	399,700	—	400,000
Common stock issued to purchase 30% of Optex	—	—	269,200	2,700	—	—	5,462,700	—	5,465,400
Common stock issued to convert debt	—	—	119,600	1,200	—	—	1,553,800	—	1,555,000
Stock-based compensation expense — options	—	—	—	—	—	—	125,800	—	125,800
Amortization of deferred stock-based compensation	—	—	—	—	—	62,500	—	—	62,500
Beneficial conversion feature in convertible notes	—	—	—	—	—	—	7,290,000	—	7,290,000
Issuance of nonvested stock	—	—	22,000	200	—	(362,200)	362,000	—
Amortization of employee retirement plan contributions	—	—	—	—	—	1,435,000	—	—	1,435,000
Net loss	—	—	—	—	—	—	—	(22,131,100)	(22,131,100)

Balance at September 30, 2007	—	—	2,684,300	26,800	614,500	(299,700)	151,405,200	(146,655,000)	4,477,300
Common stock issued to employee retirement plans	—	—	522,300	5,300	—	(1,499,000)	1,606,600	—	112,900
Common stock and warrants issued to pay operating expenses	—	—	162,100	1,600	50,000	—	1,444,500	—	1,446,100
Stock-based compensation expense — vested stock	—	—	41,800	400	—	—	234,500	—	234,900
Common stock options exercised	—	—	53,200	500	—	—	830,500	—	831,000
Additional common stock warrants issued under anti-dilution provisions	—	—	—	—	71,700	—	—	—	—
Common stock warrants expired	—	—	—	—	(18,300)	—	—	—	—
Preferred stock issued to pay interest	39,600	400	—	—	—	—	1,188,100	—	1,188,500
Preferred stock issued to retire debt	93,700	900	—	—	—	—	2,810,600	—	2,811,500
Common stock issued upon conversion of preferred stock	(7,300)	—	73,300	800	—	—	(800)	—	—
Stock-based compensation expense — options	—	—	—	—	—	—	251,200	—	251,200
Amortization of deferred stock-based compensation	—	—	—	—	—	247,300	—	—	247,300
Issuance of nonvested stock	—	—	20,200	200	—	(130,800)	130,600	—	—
Amortization of employee retirement plan contributions	—	—	—	—	—	1,499,000	—	—	1,499,000
Net loss	—	—	—	—	—	—	—	(21,558,900)	(21,558,900)

Balance at September 28, 2008	126,000	$1,300	3,557,200	$35,600	717,900	$(183,200)	$159,901,000	$(168,213,900)	$(8,459,200)

See Accompanying Notes to Consolidated Financial Statements

Irvine Sensors Corporation

Consolidated Statements of Cash Flows

	Fiscal Year Ended
	September 28, 2008		September 30, 2007		October 1, 2006

Cash flows from operating activities:
Net loss		$(21,558,900)		$(22,131,100)		$(8,350,700)
Add back loss from discontinued operations		8,758,900		4,688,700		16,600

Loss from continuing operations		(12,800,000)		(17,442,400)		(8,334,100)
Adjustments to reconcile loss from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	$2,113,000		$2,004,600		$1,788,500
Provision for allowance for inventory valuation	—		384,700		—
Non-cash interest expense	4,058,100		4,971,000		409,600
Change in fair value of derivative instrument	—		—		317,800
Non-cash extinguishment of debt expense	—		4,062,700		—
Non-cash employee retirement plan contributions	1,499,000		1,435,000		1,437,000
Gain on disposal of assets	(315,600)		(4,700)		(1,100)
Minority interest in net loss of subsidiaries	(200)		(500)		(200)
Common stock and warrants issued to pay operating expenses	1,446,200		198,500		97,700
Non-cash stock-based compensation	733,200		462,600		408,800
Decrease (increase) in accounts receivable	908,600		(200,600)		(180,400)
Decrease in unbilled revenues on uncompleted contracts	9,600		619,200		60,300
(Increase) decrease in inventory	(228,000)		(237,800)		118,500
(Increase) decrease in prepaid expenses and other current assets	(7,800)		47,600		(22,100)
(Decrease) increase in other assets	(35,200)		31,800		(6,500)
Increase in accounts payable and accrued expenses	3,400,600		2,286,300		1,148,100
(Payment) accrual of settlement fee for debt refinancing	—		(1,250,000)		1,250,000
(Decrease) increase in accrued estimated loss on contracts	(55,600)		131,800		42,100
Increase (decrease) in income taxes payable	(17,000)		(183,400)		205,800
Decrease in Executive Salary Continuation Plan liability	(315,700)		(133,100)		(131,300)
(Decrease) increase in advance billings on uncompleted contracts	(356,200)		196,500		83,900
Increase in deferred revenue	228,500		12,400		144,100

Total adjustments		13,065,500		14,834,600		7,170,600

Net cash provided by (used in) operating activities of continuing operations		265,500		(2,607,800)		(1,163,500)
Cash flows from investing activities:
Acquisition of 70% of Optex Systems, Inc.	—		—		(15,040,100)
Property and equipment expenditures	(881,200)		(2,036,300)		(2,144,900)
Proceeds from sale of fixed assets	—		17,900		6,700
Transfer of fixed asset to contract expense	429,000		—		—
Acquisition and costs related to patents	(124,000)		(164,700)		(183,200)
(Increase) decrease in restricted cash	(2,100)		3,200		(1,600)

Net cash used in investing activities		(578,300)		(2,179,900)		(17,363,100)
Cash flows from financing activities:
Proceeds from issuance of convertible debt	—		—		10,000,000
Proceeds from senior bank term loan and line of credit	—		—		6,900,000
Proceeds from senior term loan	—		8,250,000		—
Proceeds from term loan	—		2,000,000		—
Principal payments on bank term loan and line of credit	—		(6,083,400)		(816,700)
Note proceeds from related party	—		2,000,000		—
Debt issuance costs paid	—		(593,000)		(321,700)
Proceeds from options and warrants exercised	831,000		2,005,300		961,100
Principal payments of capital leases	(44,900)		(79,300)		(131,000)

Net cash provided by financing activities		786,100		7,499,600		16,591,700
Cash flows from discontinued operations:
Operating cash flows	(772,300)		(2,303,800)		1,154,800
Investing cash flows	—		—		—

Net cash (used in) provided by discontinued operations		(772,300)		(2,303,800)		1,154,800

Net increase (decrease) in cash and cash equivalents		(299,000)		408,100		(780,100)
Cash and cash equivalents at beginning of period		937,600		529,500		1,309,600

Cash and cash equivalents at end of period		$638,600		$937,600		$529,500

Non-cash investing and financing activities:
Stock and promissory note issued for acquisition of 30% of Optex		$—		$5,865,400		$—
Success fee payable to related party in connection with the Optex Acquisition		$—		$—		$500,000
Noncash debt conversion to common stock		$—		$1,555,000		$—
Equipment financed with capital leases		$—		$45,500		$45,400
Noncash debt conversion to preferred stock		$2,811,500		$—		$—
Noncash interest conversion to preferred stock		$1,188,500		$—		$—
Supplemental cash flow information:
Cash paid for interest		$10,400		$441,500		$447,900
Cash paid for income taxes		$21,000		$34,000		$16,800

See Accompanying Notes to Consolidated Financial Statements

Irvine Sensors Corporation

Notes to Consolidated Financial Statements

Note 1 —	Description of Business and Summary of Significant Accounting Policies

Description of Business.  Irvine Sensors Corporation (“ISC”) and its subsidiaries (collectively the “Company”) is a vision systems company enabled by proprietary technology for three-dimensional packaging of electronics and manufacturing of electro-optical products. The Company designs, develops, manufactures and sells vision systems and miniaturized electronic products for defense, security and commercial applications. The Company also performs customer-funded contract research and development related to these products, mostly for U.S. government customers or prime contractors. Most of the Company’s historical business relates to application of its proprietary technologies for stacking either packaged or unpackaged semiconductors into more compact three-dimensional forms, which the Company believes offer volume, power, weight and operational advantages over competing packaging approaches, and which the Company believes allows it to offer proprietary higher level products with unique operational features.

None of the Company’s subsidiaries except Optex Systems, Inc. (“Optex”), which discontinued operations in October 2008 subsequent to a public UCC sale of its assets (the “Optex Asset Sale”), accounted for more than 10% of the Company’s total assets at September 28, 2008 and September 30, 2007 or had separate employees or facilities at such dates.

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

Reverse Stock Split.  On August 26, 2008, a 1-for-10 reverse split of the Company’s common stock approved by stockholders on July 30, 2008 became effective (the “2008 Reverse Stock Split”). All references in these financial statements and schedules to the number of shares of common stock of the Company and related per share price have been restated to give effect to this reverse split. Correspondingly, the Company’s historical financial statements have been restated to reflect a ten times increase in basic and diluted loss per share.

Fiscal Year.  The Company’s fiscal year ends on the Sunday nearest September 30. Fiscal 2008 ended on September 28, 2008 and included 52 weeks. Fiscal 2007 ended on September 30, 2007 and included 52 weeks. Fiscal 2006 ended on October 1, 2006 and included 52 weeks. Fiscal 2009 will include 52 weeks and will end on September 27, 2009.

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

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

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

If an ETC indicates a potential overrun against budgeted resources for a fixed price contract or a product order, management first seeks to evaluate lower cost solutions to achieve requirements of the fixed price contract or product order, and if such solutions do not appear practicable, makes a determination whether to seek renegotiation of contract or order requirements from the customer. If neither re-planning within budgets nor renegotiation appear probable, an accrual for contract overrun is recorded based on the most recent ETC of the particular program or product order.

During fiscal 2008, the Company’s accrued estimated loss on contracts decreased $55,600, from $200,100 to $144,500. This decrease reflects a change in the Company’s aggregate estimate (excluding contingencies), which management believes reflects ETCs for contracts in progress based on their completion status at September 28, 2008 and current and future technical requirements under the program contracts.

Revenues.  The Company derives revenue from contract research and development, as well as from product sales. Revenues derived from contracts to develop prototypes and provide research, development, design, testing and evaluation of complex detection and control defense systems were the principal contributor to total revenues in fiscal 2008, fiscal 2007 and fiscal 2006. The Company’s research and development contracts are usually cost reimbursement plus fixed fee, fixed price level of effort or occasionally firm fixed price. The Company’s cost reimbursement plus fixed fee research and development contracts require the Company’s good faith performance of a statement of work within overall budgetary constraints, but with latitude as to resources utilized. The Company’s fixed price level of effort research and development contracts require the Company to deliver a specified number of labor hours in the performance of a statement of work. The Company’s firm fixed price research and development contracts require the Company to deliver specified items of work independent of resources utilized to achieve the required deliverables. Revenues for all types of research and development contracts are recognized as costs are incurred and include applicable fees or profits primarily in the proportion that costs incurred bear to estimated final costs. Costs and estimated earnings in excess of billings under government research and development contracts are accounted for as unbilled revenues on uncompleted contracts, stated at estimated realizable value and are expected to be realized in cash within one year.

United States government research and development contract costs, including indirect costs, are subject to audit and adjustment from time to time by negotiations between the Company and government representatives. The government has approved the Company’s indirect contract costs through fiscal 2004 but has not yet scheduled audits of the Company’s indirect contract costs for fiscal 2005, fiscal 2006, fiscal 2007 and fiscal 2008. Research and development contract revenues have been recorded in amounts that are expected to be realized upon final determination of allowable direct and indirect costs for the affected contracts.

Revenues derived from product sales in fiscal 2008, fiscal 2007 and fiscal 2006 were primarily the result of shipments of stacked chip products, largely memory stacks, and sales of the Company’s miniaturized camera

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

products, including both infrared viewers and visible spectrum cameras. Production orders for the Company’s products are generally priced in accordance with established price lists. Memory stack products and visible spectrum cameras are primarily shipped to original equipment manufacturers (“OEMs”). Infrared viewers are both subsystem and system level products for shipment to either OEMs or to end user customers, initially for military applications. Revenues are recorded when products are shipped, provided that the following conditions are met:

•	there are no unfulfilled contingencies associated with the sale;

•	the Company has a sales contract or purchase order with the customer; and

•	the Company is reasonably assured that the sales price can be collected.

The absence of any of these conditions, including the lack of shipment, would cause revenue recognition to be deferred. Terms are FOB shipping point.

The Company’s products have been shipped for developmental and qualification use or have not been sold under formal warranty terms. The Company does not offer contractual price protection on any of its products. Accordingly, the Company does not presently maintain any reserves for returns under warranty or post-shipment price adjustments.

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

Inventory.  Product inventory is valued at the lower of cost or market. Cost of the Company’s product inventory includes direct material and labor costs as well as manufacturing overhead costs allocated based on direct labor dollars. Inventory cost is determined using the average cost method. Inventories are reviewed quarterly to determine salability and obsolescence. A reserve is established for slow moving and obsolete product inventory items. In addition, the Company believes that its marketing of probable new research and development contracts under specific government budgets and programs is facilitated by the capitalization of material, labor and overhead costs that are eventually recoverable under such contracts. Due to the uncertain timing of such contract awards, the Company maintains significant reserves for this inventory to avoid overstating its value. (See Note 13).

Property and Equipment.  The Company capitalizes costs of additions to property and equipment, together with major renewals and betterments. The Company takes several years to complete some in-house projects, which

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

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

The Company has historically issued stock options and vested and nonvested stock grants to employees and outside directors whose only condition for vesting has been continued employment or service during the related vesting or restriction period. Typically, the vesting period for such stock option grants has been four years for non-officer employee awards, and either two-year or immediate vesting for officers and directors, although options have sometimes been granted with other vesting periods. Starting in fiscal 2007, the Company began to issue nonvested stock grants, typically with vesting periods of three years.

During fiscal 2008, fiscal 2007 and fiscal 2006, the Company granted options to purchase 126,000, 5,000 and 15,700 shares of its common stock, respectively. These grants were made at an exercise price equal to or greater than the closing sales price of the Company’s common stock as reported by the Nasdaq Capital Market at the date of grant. Previously granted options to purchase 43,600 shares of the Company’s common stock were not fully vested as of the implementation date of SFAS 123(R) on October 3, 2005, resulting in compensation expense in fiscal 2006, fiscal 2007 and fiscal 2008. As of September 28, 2008, previously granted options to purchase 120,300 shares of the Company’s common stock with a weighted average exercise price of $12.84 per share and a weighted average fair value of $2.17 per share were nonvested. Total stock-based compensation expense associated with both option and stock grants during fiscal 2008 was $733,200, of which $624,400 was charged to cost of contract research and development, and $108,800 was charged to general and administrative expense. Total stock-based compensation expense associated with both option and stock grants during fiscal 2007 was $462,600, of which $107,100 was charged to cost of contract research and development and $355,500 was charged to general and administrative expense. Total stock-based compensation expense associated with both option and stock grants during fiscal 2006 was $408,800, of which $220,000 was charged to cost of contract research and development and $188,800 was charged to general and administrative expense.

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

SFAS 123(R) requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. There are no tax benefits resulting from the exercise of stock options for fiscal 2008, fiscal 2007 and fiscal 2006.

The Company’s subsidiaries did not grant any options during fiscal 2008, fiscal 2007 and fiscal 2006.

The Company granted 20,200 shares, net of 5,400 shares forfeited, 22,000 shares, net of 100 shares forfeited, and 3,000 shares of nonvested stock in fiscal 2008, fiscal 2007 and fiscal 2006 respectively. Of previously nonvested shares, 1,000 shares vested in fiscal 2007 and 8,400 shares vested in fiscal 2008. The Company granted 197,400 shares of vested stock, including the vesting of 8,400 previously unvested shares, valued at $1,740,100, in fiscal 2008, 162,100 shares of which, valued at $1,216,100, were granted to service providers to pay operating expenses. The Company granted 24,000 shares of vested stock in fiscal 2007, valued at $297,400, 5,000 shares of which, valued at $102,500, were granted to service providers to pay operating expenses. The Company granted 100 shares of vested stock, valued at $2,800, in fiscal 2006 to employees.

The Company recognizes compensation expense on a straight-line basis over the vesting period of the option after consideration of the estimated forfeiture rate, which was 7% during the year ended September 28, 2008. At September 28, 2008, the total compensation costs related to nonvested option awards not yet recognized was $9,800 and the weighted-average remaining vesting period of nonvested options at September 28, 2008 was 0.8 years. Such amounts do not include the cost of new options that may be granted in future periods nor any changes in the Company’s forfeiture rate.

Accounting for Stock and Warrant-Based Operating Expense.  Under the fair value based method, expense is recorded based on the fair value of common stock and warrants issued to service providers at the date of such issuance and is recognized over the vesting period. The Company issued a vested warrant to purchase 50,000 unregistered shares of its common stock, valued at $230,000, to an investment banking firm as partial consideration for services during fiscal 2008. The Company issued a vested warrant to purchase 20,000 unregistered shares of its common stock, valued at $96,000, to a non-employee service provider as partial consideration for investor relations services during fiscal 2007. The Company issued 5,000 vested, unregistered shares of its common stock, valued at $102,500, to two non-employee service providers as partial consideration for legal services during fiscal 2007. The Company issued 4,000 vested, unregistered shares of its common stock, valued at $94,800, in fiscal 2006, to a non-employee pursuant to settlement of a legal dispute.

Software Development and Purchased Software.  At September 28, 2008, the Company had capitalized software of approximately $141,500, net of accumulated amortization of $2,253,100. The Company capitalizes software in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). SOP 98-1 requires that certain costs incurred, either from internal or external sources, be capitalized as part of intangible assets and amortized on a straight-line basis over the useful life of the software. Planning, training, support and maintenance costs incurred either prior to or following the implementation phase are recognized as expense in the period in which they occur. The Company evaluates the carrying values of capitalized software to determine if the carrying values are impaired, and, if necessary, the Company would recognize an impairment loss in the period in which the impairment occurred.

Goodwill and Other Intangible Assets.  Goodwill represents the cost of acquired businesses in excess of fair value of the related net assets at acquisition. The Company does not amortize goodwill, but tests it annually, as of the first day of its fourth fiscal quarter and between annual testing periods if circumstances warrant, for impairment using a fair value approach. As a result of the Optex Asset Sale and the discontinuance of Optex’s operations, the Company determined that goodwill related to the Optex reporting unit had been impaired by approximately $7.2 million. Such impairment was recorded at September 28, 2008, and the impairment charge has been presented in the loss on disposal of discontinued operations on the Consolidated Statements of Operations for fiscal 2008. The remaining goodwill was reclassified into the non-current assets of discontinued operations pending disposition pursuant to the Optex Asset Sale. (See also Notes 11 and 19).

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

The Company amortizes the cost of other intangibles over their estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows, appraised values or other market-based information. As a result of the Optex Asset Sale and the discontinuance of Optex’s operations, the Company reclassified identified amortizable intangible assets related to the Optex reporting unit, principally non-competition agreements and customer backlog, into the non-current assets of discontinued operations pending disposition pursuant to the Optex Asset Sale. Intangible assets with indefinite lives are tested annually for impairment, as of the first day of the Company’s fourth fiscal quarter and between annual periods if impairment indicators exist, and are written down to fair value as required. The Company’s intangible assets with definite lives at September 28, 2008 and September 30, 2007 consist principally of patents and trademarks related to the Company’s various technologies. Capitalized costs include amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of patent and trademark applications. These assets are amortized on a straight-line method over the shorter of their useful or legal life, generally ten years.

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

Tangible Long-Lived Assets.  The Company frequently monitors events or changes in circumstances that could indicate that the carrying amount of tangible long-lived assets to be held and used may not be recoverable. The determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. When impairment is indicated for a tangible long-lived asset, the amount of impairment loss is the excess of net book value of the asset over its fair value. Tangible long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. At September 28, 2008, management believed no indications of impairment existed.

Income Taxes.  The Company provides for income taxes under the liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities as measured by the enacted tax rates which are expected to be in effect when these differences reverse. To the extent net deferred tax assets are not realizable on a more likely than not basis, a valuation allowance is provided against such net deferred tax assets. In fiscal 2008, the Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes: An interpretation of FASB Statement No. 109, Interpretation 48 (“FIN 48”), which clarifies Statement 109, Accounting for Income Taxes, and establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in the Company’s financial statements. There was no impact on the Company’s consolidated financial statements with respect to the adoption of FIN 48. (See Note 15).

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

Basic and Diluted Net Loss per Share.  Basic net loss per share is based upon the weighted average number of shares of common stock outstanding. Diluted net loss per share is based on the assumption that options and warrants are included in the calculation of diluted net loss per share, except when their effect would be anti-dilutive. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of actual issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. (See Note 9).

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

As discussed further in Note 2, in December 2006, the Company repaid the borrowings from its then senior bank lender with funds from a new $8.25 million term loan, bearing interest at 11% per annum, from two new lenders. Concurrent with these refinancing transactions, the new lenders also purchased through assignment the Company’s $10 million subordinated convertible notes from the original two holders of these notes. These debt refinancing transactions occurred on December 29, 2006, when the closing price of the Company’s common stock was $20.50 per share, and included the issuance to the new lenders, for no separate consideration, of five-year warrants to purchase an aggregate of 300,000 shares of the Company’s common stock at an exercise price of $13.00 per share, which resulted in the subordinated convertible notes becoming convertible into 769,231 shares of the Company’s common stock. This warrant issuance, in turn, triggered an anti-dilution provision in the $10 million subordinated convertible notes that reduced the per share price at which said notes are convertible into shares of the Company’s common stock from $26.00 per share to $13.00 per share. After giving accounting recognition to the portion of the warrant’s value assigned to the transferred $10 million subordinated convertible notes and the intrinsic value of the beneficial conversion feature arising from the subordinated convertible notes new per share conversion price, the carrying amount of the $10 million subordinated convertible notes at December 31, 2006 was reduced to zero. Additionally, assigning a portion of the new five-year warrant’s value to the $8.25 million term loan reduced the term loan’s carrying value by approximately $1.5 million. In July 2007, the Company borrowed $2 million under a 6-month promissory note from one of its senior lenders. (See Note 3). The Company had the option of prepaying this note in August 2007, which it elected not to do. As a result, the principal of this note was increased by $100,000, the Company issued 30,000 shares of its common stock valued at $400,000 and a warrant to purchase 50,000 shares of its common stock valued at $405,000 to the lender, resulting in an aggregate of $905,000 of debt discounts. In November 2007, the Company restructured all of its debt obligations with its senior lenders effective September 30, 2007, resulting in the due date of the principal and interest under these obligations being extended to December 30, 2009. In consideration for the restructuring, the Company issued restructuring promissory notes in the aggregate principal amount of $1,115,000, due December 30, 2009, to its senior lenders. Because of the substantial debt discounts involved in these transactions, management believes that it is not practicable to estimate the fair value of the $8.25 million term loan, the $10 million subordinated convertible notes, the $2.1 million promissory note and the $1.1 million restructuring notes at September 28, 2008 without incurring unreasonable costs. Furthermore, because of the scale of the discounts already recorded, management does not believe that an estimation of the fair value of the debt instruments would result in a materially different result than what the Company has already recorded.

Concentration of Credit Risk.  Most of the Company’s accounts receivable are derived from sales to U.S. government agencies or prime government contractors. The Company does not believe that this concentration increases credit risks because of the financial strength of the payees. The Company has cash deposits at U.S. banks and financial institutions, which exceed federally insured limits at September 28, 2008. The Company is exposed to

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

credit loss for amounts in excess of insured limits in the event of non-performance by the institution; however, the Company does not anticipate non-performance.

Reclassifications.  Certain reclassifications have been made to the fiscal 2007 and fiscal 2006 financial statements to conform to the current year presentation, largely to reflect the discontinuance of Optex’s operations. (See also Notes 11 and 19).

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

Recently Issued Accounting Pronouncements.  In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except for SFAS 123(R) and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position for SFAS 157 (“FSP FAS 157-1”) to amend SFAS 157 to exclude SFAS 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS 141, Business Combinations, or SFAS 141R, Business Combinations (as discussed in more detail below), regardless of whether those assets and liabilities are related to leases. Additionally, in February 2008, the FASB issued FASB Staff Position for SFAS 157 (“FSP FAS 157-2”), which delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. Also, in October 2008, the FASB issued FASB Staff Position for SFAS 157 (“FSP FAS 157-3”), which clarifies the application of SFAS 157 in a market that is not active. The Company does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial statements.

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

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statement — amendments of ARB No. 51 (“SFAS 160”).” SFAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS 160 to have a material impact on its consolidated financial statements.

In May 2008, the FASB issued the final version of Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement (“APB 14-1”) that requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. APB 14-1 is effective for fiscal years beginning after December 15, 2008, which for the Company will be fiscal 2010, and interim periods within those fiscal years and must be applied retrospectively to all periods presented, which for the Company would include the comparative quarterly presentations for fiscal 2009. Accordingly, commencing in fiscal 2010, the Company will present prior period comparative results reflecting the impact of APB 14-1 if determined to apply to the Company at that time. The Company is currently evaluating the impact APB 14-1 will have on its consolidated financial statements, if any.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement 133 (“SFAS No. 161”). SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements, if any.

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

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

Note 2 —	Going Concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company generated net losses in the 52 weeks ended October 1, 2006 (“fiscal 2006”), the 52 weeks ended September 30, 2007 (“fiscal 2007”), and the 52 weeks ended September 28, 2008 (“fiscal 2008”) of approximately $8.4 million, approximately $22.1 million and approximately $21.6 million, respectively. Approximately $4.1 million, $13.1 million and $9.8 million of the net loss in fiscal 2006, fiscal 2007 and fiscal 2008, respectively, was derived from the recognition of non-cash expenses. As of September 28, 2008, the Company also has a working capital and stockholders’ deficit of $16.1 million and $8.5 million, respectively, both of which were reduced by the Optex Asset Sale. (See also Notes 11 and 19). If the Company is unable to generate additional liquidity to meet its working capital needs within the first half of fiscal 2009, there will be a further material and adverse effect on the financial condition of the Company. The Company has entered into an agreement in December 2008 to sell patent assets that is expected to generate cash proceeds of up to $9.5 million (the “2008 Patent Sale and License”), but there can be no guarantee that this transaction will close in a timely manner, or at all. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Management believes that the Company’s losses in recent years have resulted from a combination of insufficient contract research and development revenue to support the Company’s skilled and diverse technical staff believed to be necessary to support exploitation of the Company’s technologies, amplified by the effects of discretionary investments to productize a wide variety of those technologies. The Company has not yet been successful in most of these product activities, nor has it been able to raise sufficient capital to fund the future development of many of these technologies. Accordingly, the Company has sharply curtailed the breadth of its product investments, and instead has focused on the potential growth of its chip stacking business and various miniaturized camera products. In addition, the initial acquisition of Optex in December 2005 and the ultimate discontinuation of its operations in October 2008 pursuant to the Optex Asset Sale contributed to increases in the Company’s consolidated net losses, rather than expected loss reductions, largely due to inadequate gross margins on Optex’s products and related consequential impacts. (See also Note 11).

Management has developed an operating plan to manage costs in line with estimated total revenues for the 52 weeks ending September 27, 2009 (“fiscal 2009”), including contingencies for cost reductions if projected revenues are not fully realized. Accordingly, management believes that the Company’s operations, in conjunction with the infusion of liquidity expected to be realized by the 2008 Patent Sale and License, if it is consummated, will generate sufficient cash to meet the Company’s continuing obligations for the foreseeable future. However, the ultimate outcome of the 2008 Patent Sale and License is presently unknown and there can be no assurance that projected cash proceeds from this sale or anticipated revenues will be realized or that the Company will successfully implement its plans.

Additionally, largely as a result of the Optex Asset Sale, the Company’s stockholders’ deficit at September 28, 2008 was approximately ($8.5 million), substantially below $2.5 million of stockholders’ equity, one of Nasdaq’s minimum continued listing criteria. At September 28, 2008, the Company also did not meet either of the other Nasdaq minimum listing criteria related to market capitalization or historical results. It is possible that the effect of the 2008 Patent Sale and License, if it occurs, and other subsequent events could bring the Company into compliance with Nasdaq’s stockholders’ equity criterion, but such an outcome cannot be assured at the date of this report. Accordingly, it is likely that the Company will receive a notice of delisting from Nasdaq, and the outcome of any appeal of such a notice based on subsequent events cannot be guaranteed. Furthermore, the Company’s common stock has traded below the $1.00 per share minimum Nasdaq continued listing criterion for substantial periods recently. Although Nasdaq has suspended application of this rule and the public float market value rule for all Nasdaq traded securities until April 20, 2009, there can be no assurance that the Company will be able to comply with the minimum $1.00 per share trading rule or the public float market value rule once these requirements are

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

reinstituted. Delisting from the Nasdaq Capital Market for any present or future violation of Nasdaq rules, could significantly limit the Company’s ability to raise capital. If the Company requires additional financing to meet its working capital needs, there can be no assurance that suitable financing will be available on acceptable terms, on a timely basis, or at all. Delisting from Nasdaq would result in an event of default on both the Company’s existing debt and Series A-1 Stock, creating additional financial hardship on the Company. (See also Notes 3 and 5).

Note 3 —	Restructured Debt

The Company’s restructured debt is largely derived from its acquisition of Optex and related transactions. On December 30, 2005, the Company entered into an agreement with Optex and Timothy Looney, the then sole shareholder of Optex, pursuant to which the Company purchased 70% of the issued and outstanding common stock of Optex (the “Initial Acquisition”), thereby becoming its majority shareholder. On December 29, 2006, the Company exercised its Buyer Option obtained as an element of the Initial Acquisition and acquired the remaining 30% ownership interest in Optex for the issuance of 269,230 shares of the Company’s common stock, valued for purchase accounting purposes at $20.30 per share, the average closing price of the Company’s common stock for a five-day period that included December 29, 2006 and the two trading days before and after that date. The Company incurred significant debt to effectuate the Initial Acquisition, the aggregate of which was refinanced and increased with new senior lenders, Longview Fund, L.P. (“Longview”) and Alpha Capital Anstalt (“Alpha”), at the time of exercise of the Buyer Option.

In November 2007, the Company restructured all of its debt obligations with Longview and Alpha, effective September 30, 2007. Pursuant to this restructuring, the maturity date of all principal and interest payment obligations under the Company’s Series 1 and Series 2 senior subordinated secured convertible notes (collectively the “Notes”), with the then aggregate principal balance of $8,445,000, the Company’s senior term notes (the “Term Notes”), with the then aggregate principal balance of $8,250,000 and the Company’s non-convertible promissory note initially due in January 2008 (the “Promissory Note”), with the then principal balance of $2,100,000, was extended to December 30, 2009. The stated interest rate payable on the Series 1 notes was increased to 10% per annum, compounding monthly. The interest rate on all of the other obligations to Longview and Alpha remained unchanged, except that interest now compounds on a monthly basis.

In consideration for the restructuring, the Company issued promissory notes to Longview and Alpha in the aggregate principal amount of $1.0 million and $115,000, respectively (the “Restructuring Notes”), which Restructuring Notes do not accrue interest and, in general, are not due and payable until December 30, 2009. The Restructuring Notes contain cross-default provisions in the event the Company is in default under any other indebtedness for borrowed money in excess of $100,000 in the aggregate (other than trade payables or professional fees), or upon any event which gives any holder or trustee of such indebtedness for borrowed money the right to accelerate its maturity (subject to certain exceptions). The Restructuring Notes also provide for an event of default in the event the Company is in default under one or more obligations in an aggregate monetary amount in excess of $1.0 million (or $2.0 million with respect to accounts payable), but excluding professional fees or obligations owed to Timothy Looney and TWL Group, L.P, an entity owned by Mr. Looney. The Restructuring Notes are secured by substantially all of the assets of the Company and Optex.

As part of this restructuring, the Company also issued promissory notes to Longview and Alpha in the aggregate principal amount of $1.0 million and $115,000, respectively (the “Contingent Notes”). In consideration for the Contingent Notes, the Company was relieved of its obligation to register with the SEC and any state regulatory body or agency, the resale of any of the Company’s securities held by Alpha, Longview, Jolie Kahn and Barbara Mittman (collectively, the “Investors”). The Investors waived (i) any event of default arising from the Company’s failure to register such securities for resale, and (ii) any liquidated damages for such failure that may have accrued or could accrue (as well as any default interest that may have accrued or could accrue on such damages.) The Investors also consented to the Company raising up to $2.0 million through the issuance of common stock and warrants, provided that the purchase price per share of common stock may not be less than $13.00 per share and the exercise price for any

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

warrants issued in connection therewith may not be below $13.00 per share. The Company also agreed that it would not file any registration statement with the SEC or any state regulatory authorities (other than an S-8 for certain benefit plan shares) until the later of (i) June 30, 2008 or (ii) 180 days after the date when all of the securities held by the Investors may be sold without restriction under Rule 144(k) (or any successor rule) promulgated under the Securities Act of 1933, as amended.

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

This debt restructuring transaction has been accounted for in accordance with SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings, as follows: (1) amounts of the debt restructured originally due within one year are reflected as long-term as of September 30, 2007 in the accompanying Consolidated Balance Sheets; (2) there was no change to the net carrying amount of the debt on the Company’s financial statements as a result of the debt restructuring transaction; (3) the Restructuring Notes have been reflected as a discount on the restructured debt and will be amortized as additional interest expense from the date of the restructuring to the new maturity date (December 30, 2009); and (4) the Contingent Notes will not be reflected as a liability on the Company’s financial statements until such time, if ever, that said notes are considered probable of payment. As a result of the restructuring, the effective interest rate of these debt instruments, in the aggregate, has been reduced from 53% to 46%.

Debt Exchange/Cancellation of Debt

In April 2008, the Company sold and issued 133,332 shares of its newly-created Series A-1 10% Cumulative Convertible Preferred Stock, a non-voting convertible preferred stock bearing 10% cumulative dividends per annum (the “Series A-1 Stock”) to its senior lenders, Longview and Alpha (the “Investors”), at a purchase price of $30 per share. (See Note 5). The approximate $4,000,000 aggregate purchase price for the Series A-1 Stock was paid solely by the Investors’ exchange of a portion of the Term Notes held by them. As a result, approximately $1,188,500 of accrued and unpaid interest and approximately $2,811,500 of principal balance under the Term Notes was cancelled.

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

The Series 1 and Series 2 Notes, the Term Notes, the Promissory Note and the Restructuring Notes are collectively referred to as the “Restructured Debt.” Set forth below are the components of the Restructured Debt at September 28, 2008 and September 30, 2007:

	September 28, 2008	September 30, 2007

Series 1 Notes payable — principal plus interest at an initial stated rate of 10.0% per annum payable on December 30, 2009. (Since all payments on these notes will be accounted for as interest expense the effective interest rate of the notes is not calculable)(1)	$7,445,500	$7,445,500
Less: Cumulative principal amount of Series 1 Notes payable converted to common stock	(230,000)	(230,000)
Series 2 Notes payable — principal plus interest at an initial stated rate of 3.5% per annum payable on December 30, 2009. (Since all payments on these notes will be accounted for as interest expense the effective interest rate of the notes is not calculable)(1)	2,554,500	2,554,500
Less: Cumulative principal amount of Series 2 Notes payable converted to common stock	(1,325,000)	(1,325,000)
Term Notes payable — principal plus interest at an initial stated interest rate of 11% per annum, with 100% principal and interest due on or before December 30, 2009 (initial effective interest rate of 19.4%)(1)	8,250,000	8,250,000
Less: Principal amount of Term Notes exchanged for Series A-1 Stock	(2,811,500)	—
Promissory Note payable — aggregate principal amount of $2,100,000 with 100% principal due on or before December 30, 2009, along with interest accrued at a stated rate of 12% per annum (initial effective interest rate of 41.3%)	2,100,000	2,100,000
Restructuring Notes payable — aggregate principal amount of $1,115,000 with 100% principal due on or before December 30, 2009, non-interest bearing	1,115,000	—
Less: Unamortized debt discounts related to warrants, beneficial conversion feature, principal increase in Promissory Note, stock issued in lieu of continuation fee and Restructuring Notes	(5,309,700)	(7,925,700)

	$11,788,800	$10,869,300

(1)	For the period January 19, 2007 through January 30, 2007, the stated interest rate on borrowings under the Notes and the Term Notes increased to 18% due to the Company’s delayed filing of its Form 10-K for the 52 weeks ended October 1, 2006.

The components of the Restructured Debt are discussed more fully below.

Subordinated Convertible Debt

To partially finance the Initial Acquisition of Optex, on December 30, 2005, the Company entered into a securities purchase agreement with two private equity funds (collectively “Pequot”) and borrowed $10 million by issuing Pequot $10.0 million of Series 1 and Series 2 senior subordinated secured convertible notes, collectively the Notes. The Company issued the Notes in two series, both of which initially bore interest at 3.5% per annum, which

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

rate was initially subject to potential reduction over time. The first series of Notes (the “Series 1 Notes”), with an initial principal amount of $7,445,500, was repayable in quarterly interest-only payments beginning March 31, 2006 and continuing through December 30, 2007, followed by equal monthly principal payments plus interest through December 30, 2009. The second series of Notes (the “Series 2 Notes”), with an initial principal amount of $2,554,500, was initially repayable in quarterly interest-only payments beginning March 31, 2006 and continuing through December 30, 2007 with the principal amount due on December 30, 2007. Subject to certain conditions and limitations, the Note holders may convert principal and interest payments under the Notes into shares of unregistered common stock at a conversion price per share that was initially set at $26.00. This conversion price is subject to adjustment for stock splits, stock dividends, recapitalizations and the like and for certain price dilutive issuances.

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

In September 2006, the Company received an event notice from Pequot asserting various events of default under the Notes and demanding their redemption. However, the effect of that event notice was suspended pursuant to a payment blockage notice issued in September 2006 by Square 1 Bank, the Company’s then senior lender. In December 2006, the Notes were purchased by new senior lenders and any existing or asserted defaults under the Notes were waived and the maturity date of the Series 2 Notes was extended to December 30, 2009. Concurrent with this transaction, the Company obtained a two-year $8.25 million term note from Longview and Alpha, its new senior lenders, to refinance its debt owed to Square 1 Bank. In addition, the Company issued warrants to Longview and Alpha to purchase 300,000 shares of the Company’s common stock at the exercise price of $13.00 per share for no additional consideration. In connection with the April 2008 debt exchange, the exercise price of these warrants was reset to $3.00 per share pursuant to their terms.

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

The Company preliminarily determined the fair value of the 300,000 warrants issued in the refinancing for no additional consideration to be $4,230,000. To account for this warrant fair value as an equity issuance in stockholders’ equity and as additional interest expense over the lives of the Notes and the Term Note discussed below, $2,710,000 of the warrant fair value was recorded as a debt discount to the Notes, $1,520,000 of the warrant fair value was recorded as a debt discount to the Term Loan and the aggregate $4,230,000 warrant fair value was

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

recognized in stockholders’ equity. Additionally, as a result of the issuance of these warrants, the anti-dilution provisions in the Notes caused the conversion price of the Notes to automatically adjust to $13.00 per share. Because this conversion price is less than the price at which the Company’s common stock was trading at December 29, 2006, accounting principles require a portion of the principal balance of the Notes to be assigned to the built-in equity value of the conversion feature (i.e., a beneficial conversion feature) and recognized in stockholders’ equity as if the Company had issued equity. This resulted in a debt discount arising from the beneficial conversion feature allocation of $7,290,000. In connection with the April 2008 debt exchange, the conversion price of the Notes was further reset to $10.00 per share pursuant to their terms, but such adjustment did not result in an additional debt discount because the $10.00 per share adjusted conversion price is greater than the price at which the Company’s common stock was trading at the time of the adjustment. As a result of the issuance of shares to the Company’s Cash or Deferred & Stock Bonus Plan (“ESBP”) in September 2008, the conversion price of the Notes was automatically further reset to $9.39 per share pursuant to their terms, but such adjustment did not result in an additional debt discount because the $9.39 per share adjusted conversion price is greater than the price at which the Company’s common stock was trading at the time of the adjustment.

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

In the period January 2007 through August 2007, an aggregate of $230,000 and $1,325,000 of the principal balance of the Series 1 Notes and Series 2 Notes, respectively, was retired through conversion to common stock. As a result, an extra $1,555,000 of debt discount was accreted to interest expense in fiscal 2007 due to these debt retirements. No conversion on the Notes occurred during fiscal 2008. Subsequent to September 28, 2008, $5,311,850 of the outstanding principal balance of the Notes was retired in October 2008 pursuant to the Optex Asset Sale. (See Note 19).

Senior Debt

As an additional source of financing for the Initial Acquisition of Optex, on December 30, 2005, the Company entered into a senior loan and security agreement (the “Loan Agreement”) with Square 1 Bank, pursuant to which the Company closed a four-year $4.9 million term loan (the “Term Loan”) and established a $2.0 million revolving credit facility (the “Credit Facility”). The Loan Agreement with this bank provided that the aggregate amount borrowed under both the Term Loan and the Credit Facility could not exceed $7.0 million. The Company’s obligations under the Loan Agreement were secured by a lien on all or substantially all of the Company’s assets, the assets of Optex and the capital stock of Optex acquired by the Company. The Term Loan had to be repaid in 48 equal monthly installments commencing January 31, 2006, and was subject to acceleration upon the occurrence of certain events of default. On the earlier of the end of the Loan Agreement term or repayment in full of the Term Loan, the Company was required to pay Square 1 Bank a loan payoff fee equal to the greater of 50 basis points on the amount of the Term Loan funded and an amount calculated based on the spread in the trailing 90-day average closing market price of 8,486 shares of the Company’s common stock between the date of the Term Loan funding and the date of the loan payoff (the “Loan Payoff Fee”).

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

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

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

The Term Notes bore interest at 11% per annum and required only quarterly interest payments until their initial maturity in December 2008, which was extended to December 30, 2009 as part of the November 2007 debt restructuring. Interest payments could initially be made in cash or at the Company’s election, and subject to certain conditions, in shares of the Company’s common stock valued at 80% of specified closing prices, as measured by the average of the three lowest closing prices in the twenty-day trading period prior to the payment of interest. If there were to have been an uncured event of default in the Company’s compliance with the conditions of the Term Notes, Longview and Alpha could have required immediate repayment of all outstanding amounts and the Term Notes’ interest rate could have increased to 18%, which must be paid in cash. Principal payments in any amount could have been made without premium or penalty at any date prior to maturity with 15 days notice to the new senior lenders; however, any principal balance outstanding at the Term Notes’ maturity must then have been repaid at 110% of the outstanding principal balance. The Term Notes were secured by a lien on all assets of the Company and of Optex, as well as all Company owned shares of the capital stock of Optex.

In April 2008, approximately $2.8 million of the Term Notes’ principal and approximately $1.2 million of related deferred interest was retired in connection with the exchange of a portion of the Term Notes for the issuance of Series A-1 Stock. (See also Note 5). In October 2008, the balance of the Term Notes’ principal was retired pursuant to the Optex Asset Sale. (See also Note 19).

$2.1 Million Secured Promissory Note

In July 2007, the Company entered into an agreement with Longview, one of its existing senior lenders, pursuant to which the Company closed a $2.0 million non-convertible loan, initially with a six-month term, under a secured promissory note, the Promissory Note. Interest under the Promissory Note accrues at the rate of 12% per annum and was initially due together with the unpaid principal amount when the Promissory Note was originally scheduled to mature on January 19, 2008 (which maturity date was extended; see debt restructuring discussion above). If the Company failed to pay the principal and accrued interest within ten days after the maturity date, as extended, it would incur a late fee equal to 5% of such amounts. The Company had the right to prepay on or prior to August 15, 2007, all of the outstanding principal under the Promissory Note by paying to Longview an amount equal to 120% of the principal amount of the Promissory Note, together with accrued but unpaid interest. To effectuate this right, the Company was required to provide written notice of such prepayment election on or prior to August 8, 2007. The Company declined to give such notice and to prepay the Promissory Note, and pursuant to its terms, the principal amount of the Promissory Note was automatically increased by $100,000 on August 15, 2007 and the Company issued to Longview 30,000 unregistered shares of the Company’s common stock in lieu of a $400,000 cash continuation fee for continuing the term of the Promissory Note beyond August 15, 2007 and a five-year warrant to purchase 50,000 unregistered shares of the Company’s common stock at a price equal to $14.60 per share, subject to adjustment for stock splits, stock dividends, recapitalizations and the like. As a result of the April 2008 debt exchange, the exercise price of this warrant was reset to $3.00 per share, The fair value of the principal increase of $100,000, the 30,000 shares of common stock and the warrant to purchase 50,000 shares of common stock was recorded as a discount on the debt and is being amortized to interest expense over the term of the Promissory Note. The original discount on the debt associated with the cash payment and the issuance of common stock and warrants totaled $905,000.

The Company’s obligations under the Promissory Note are secured by all or substantially all of the Company’s assets, the assets of the Company’s subsidiaries, and the capital stock of the Company’s subsidiaries held by the Company, pursuant to already existing security agreements and guarantees dated December 30, 2005 and

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

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

In connection with the Optex Asset Sale in October 2008, approximately $1,651,100 of the principal balance of the Promissory Note was retired. (See also Note 19).

Schedule of Principal Payments

The schedule of principal payments required under the Restructured Debt at September 28, 2008, before giving effect to the extinguishment of approximately $13.5 million of such principal in October 2008 pursuant to the Optex Asset Sale, is shown below.

			Promissory	Restructuring
Fiscal Year	Notes	Term Notes	Note	Notes	Total

2009	$8,445,000	$5,438,500	$2,100,000	$1,115,000	$17,098,500

Future principal payments(1)	$8,445,000	$5,438,500	$2,100,000	$1,115,000	$17,098,500

(1)	In addition to principal payments required under the Restructured Debt, the Company has a $400,000 debt outstanding pursuant to an unsecured promissory note that became due in December 2007, and the Company’s Optex subsidiary has a $2.0 million debt outstanding pursuant to a subordinated secured term loan maturing on the earlier of February 2009 or sixty days after repayment or refinancing of the Company’s senior debt. However, payment of both of these obligations is presently blocked pursuant to a subordination agreement between the debt holders and the Company’s senior lenders. (See Note 4).

In connection with the Optex Asset Sale in October 2008, aggregate principal of approximately $13,516,400 of the Restructured Debt as described above was retired, leaving an aggregate principal balance of approximately $3,582,100. (See also Note 19).

Debt Default Waivers and Forbearance Agreement

Although the Company’s failure to obtain consent of its lenders to its May 2007 issuance of a warrant to purchase up to 20,000 shares of common stock (the “Consent Default”) and the Company’s failure to register shares of the Company’s common stock issued or issuable to its lenders constitute technical defaults under certain agreements the Company entered into with its lenders in December 2006, the Company has received waivers of such failures solely for purposes of accelerating or requiring repurchase of the obligations under any agreement or

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

instrument between the Company and/or its subsidiaries and such lenders, triggering default interest under any such agreement or instrument (but only with respect to the Consent Default), exercising remedies with respect to collateral (including without limitation account collections, settlements, adjustments or compromises, returned inventory, and inspection, audit and appraisal) securing the obligations under any such agreement or instrument, claiming a cross-default under any such agreement or instrument, tolling any restriction periods in any such agreement or instrument, preventing the payment of interest in shares of the Company’s common stock under any such agreement or instrument (but only with respect to a Consent Default), or preventing the Company’s ability to repurchase stock from former employees or directors of the Company under any such agreement or instrument. In connection with its November 2007 restructuring of its obligations to Longview and Alpha, the Company bought out certain waiver restrictions related to various registration obligations to Longview and Alpha.

In October 2008, the Company received a notice of default and an acceleration of amounts due under the Restructured Debt in conjunction with the Optex Asset Sale. Pursuant to this acceleration, an aggregate of approximately $13.5 million of the principal due under the Restructured Debt and approximately $1.5 million of related deferred interest was extinguished in October 2008 in connection with the Optex Asset Sale. Although the balance due under the Restructured Debt following the Optex Asset Sale is subject to a binding agreement to be exchanged for new convertible preferred stock of the Company in the event that the Company completes certain financings and Longview and Alpha have agreed to forbear exercise of any other remedies under the Restructured Debt until March 2009, while such financings are potentially pending, the Company has reclassified the Restructured Debt and related deferred interest as current liabilities as of September 28, 2008 to reflect the presently unknown final outcome and timing of this planned series of events. (See also Note 19). There can be no assurance that such financings will be completed or that the Restructured Debt will be exchanged for new convertible preferred stock.

Debt Issuance Costs

In connection with the issuance of the Term Loan and the Notes in December 2005, the Company recorded debt issuance costs of $321,700, consisting primarily of legal fees and expenses. Approximately $224,600 of these initial debt issuance costs are included in the loss on extinguishment of debt discussed below. The Company accrued $46,600 of deferred debt issuance costs at October 1, 2006 and incurred an additional $884,200 in the first quarter of fiscal 2007 in connection with the debt refinancing that occurred on December 29, 2006, consisting principally of a $425,000 investment banking fee, legal fees, and expenses. The unamortized balance of deferred debt issuance costs at September 28, 2008 is $260,100. This balance was expensed in October 2008 as a result of the Optex Asset Sale. As a result of the December 2006 debt refinancing, unamortized debt issuance costs of $224,600 arising from the original issuance of the Notes and Term Loan were written off and became a portion of the loss on extinguishment of debt recognized at December 29, 2006.

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

$4,398,000

In connection with the original issuance of the Series 1 and Series 2 Notes in December 2005, the Company issued Pequot four-year warrants to purchase 100,228 and 34,388 shares, respectively, of the Company’s common stock at an initial exercise price of $31.00 per share. In December 2006, as a result of the issuance of warrants to the

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

new senior lenders to purchase up to 300,000 shares of the Company’s common stock at $13.00 per share, pursuant to their anti-dilution terms the Pequot warrants automatically became exercisable for an aggregate of up to 321,006 shares of common stock at $13.00 per share. The increase in the value of the Pequot warrants arising from this change in conversion price has been accounted for as a payment to a creditor in connection with a debt extinguishment and included in the loss on extinguishment of debt table above. In connection with a Settlement Agreement and Mutual Release with Pequot, Pequot exercised a portion of their warrants to purchase 134,615 shares of stock at $13.00 per share on December 29, 2006, resulting in proceeds to the Company of $1.75 million. As a result of the debt exchange in April 2008, the then unexercised portion of the Pequot warrants automatically became exercisable for an aggregate of up to 242,308 shares of common stock at $10.00 per share pursuant to their terms. As a result of the issuance of shares to the Company’s ESBP in September 2008, the then unexercised portion of the Pequot warrants automatically became exercisable for an aggregate of up to 258,100 shares of common stock at $9.39 per share pursuant to their terms. Since the Pequot debt had previously been extinguished, there was no further debt extinguishment expense associated with these adjustments.

The amounts assigned to value the warrants issued to Longview and Alpha and the Pequot warrants were estimated using the Black-Scholes option pricing model, which is generally used to determine the fair values of option and option-like financial instruments. However, both the warrants issued to Longview and Alpha and the Pequot warrants contain anti-dilution features that are not given any value by the Black-Scholes model. Nonetheless, due to the amount of the debt discount already recorded, management does not believe that the valuation of such warrants is materially impacted by the anti-dilution features of the Pequot warrants.

The December 2006 debt refinancing transactions resulted in the recognition of $14,470,000 of additional stockholders’ equity from the issuance of warrants to purchase up to 486,390 shares of the Company’s common stock ($7,180,000) and recognition of a beneficial conversion feature in the Notes ($7,290,000). Of this total non-cash increase in stockholders’ equity, $2,950,000 was recognized as a part of the loss on extinguishment of debt expense reported in the 13-week period ended December 31, 2006 and the remaining $11,520,000 will be recognized as interest expense over the period the Notes and the Term Notes are outstanding. In addition, the issuance of the Promissory Note in July 2007 resulted in the recognition of $805,000 of additional stockholders’ equity from the related issuance of common stock and warrants that will be recognized as non-cash interest expense over the term of the Promissory Note. Therefore, these non-cash transactions, aggregating $12,325,000 in value, will not result in a permanent increase in the equity of the Company, but rather represent differences in the timing of the recognition of values assigned to issued equity securities and the recognition of such values as expenses of the Company. In addition to the recognition of these equity-related debt discounts, the $100,000 of principal increase of the Promissory Note in August 2007 and the full $1,115,000 principal value of the Restructuring Notes will also be recognized as interest over the term of the Restructured Debt. The aggregate of these debt discounts and interest effects is $13,540,000, all of which is being recognized as interest over the term of the Restructured Debt using the effective interest method. At September 28, 2008, $5,309,700 of this $13,540,000 aggregate expense remained unamortized.

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

In January 2007, the Company amended its earnout agreement with Timothy Looney, which was entered into in connection with the Initial Acquisition of Optex, to extend the earnout period through December 2009, with a

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

reduction to $3.9 million in the maximum potential payment, in consideration for TWL Group, L.P., an entity owned by Mr. Looney providing the Company’s Optex subsidiary with a secured subordinated term note providing for advances of up to $2 million, bearing interest at 10% per annum and maturing on the earlier of February 2009 or sixty days after repayment or refinancing of the Company’s senior debt. Aggregate advances of $2 million were provided to Optex in January 2007 pursuant to the secured subordinated term note, and said advances were outstanding at September 28, 2008.

In January 2008, Mr. Looney filed a lawsuit in the Superior Court of California, County of Orange against the Company and its senior lenders, Longview and Alpha, in the Superior Court of California, County of Orange, alleging that the Company breached its obligations to register the shares of the Company’s common stock issued to him to purchase the final 30% of Optex. His Stock Purchase Agreement provides for liquidated damages under certain circumstances at the rate of $10,000 per month upon an event of default. Mr. Looney also alleges that the Company’s senior lenders have tortiously and negligently interfered with his contractual rights with the Company by requiring the Company to refrain from registering his securities. Mr. Looney is seeking partial liquidated damages, unspecified compensatory damages, and declaratory and injunctive relief compelling the Company to register such shares. Although the Company believes that it has meritorious defenses against this claim and intends to pursue these defenses vigorously, the Company has recorded a liability of $105,000 within accrued expenses in the Consolidated Balance Sheet at September 28, 2008 for this matter. The senior lenders have also notified the Company that they believe they are entitled to indemnification for this claim from the Company under their loan agreements with the Company. Mr. Looney has also filed an action in New York for declaratory relief seeking permission to bring the foregoing California lawsuit despite the existence of a subordination agreement between Mr. Looney and the senior lenders. The Company has been advised that the New York action has been stayed by the New York court. Partly because of this circumstance, the Company does not presently believe that a material indemnification liability to the senior lenders is probable and has not recorded a liability for such a possible expense at September 28, 2008.

In June 2008, the Company filed a cross-complaint against Mr. Looney in the Superior Court of California, County of Orange, in response to the January 2008 action discussed above, alleging that Mr. Looney fraudulently and negligently misrepresented the financial condition of Optex prior to its sale to the Company and breached his contractual obligations to the Company subsequent to that sale. Pursuant to this cross-complaint, the Company is seeking compensatory and punitive damages and attorney fees.

The Company has received notices from Mr. Looney claiming that it is in default under the $400,000 one-year unsecured subordinated promissory note for the alleged nonpayment of principal and interest and that Optex is in default under its $2 million secured subordinated note with TWL Group, LP, an entity owned by Mr. Looney, for the alleged nonpayment of principal and interest. While the Company believes Mr. Looney currently is prohibited under a subordination agreement from demanding payment or taking any other action under the $400,000 note due to the existence of defaults under the Company’s debt to Longview and Alpha, such circumstances could change, requiring the Company to pay the scheduled principal and interest that would otherwise be due under the $400,000 note. In addition, TWL Group alleges that the maturity date of Optex’s $2 million note was November 29, 2007 and that principal and interest was due on that date. While the Company does not agree with TWL Group’s allegations and believes that the maturity date of the $2 million note currently is February 27, 2009, there can be no assurance that TWL Group’s allegations will not be successful. The Company believes TWL Group currently would be prohibited under a subordination agreement from demanding payment or taking any other action under the $2 million note due to the existence of default under our debt to Longview and Alpha. Furthermore, the $2 million note is only an obligation of Optex, not Irvine Sensors Corporation, and Optex has discontinued operations effective October 2008. If circumstances change, requiring the Company to repay the $400,000 note prior to improvement in the Company’s liquidity, it could place a significant strain on the Company’s financial resources, may require the Company to raise additional funds and may make it difficult to obtain additional financing. If the Company is unable at such time to repay such obligation, it could expose the Company to a variety of remedies available to

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

Longview and Alpha, including foreclosure on the Company’s assets, and, subject to the subordination agreements, may expose the Company to any remedies that may be available to Mr. Looney, including acceleration of his note.

Note 5 —	Issuance of Preferred Stock

On July 30, 2008, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation increasing the number of authorized shares of preferred stock from 500,000 to 1,000,000. This increase did not have an effect on the Company’s historical financial statements.

During fiscal 2008, the Company sold and issued 133,332 shares of its newly created Series A-1 Stock to its senior lenders, Longview and Alpha, at a purchase price of $30 per share. The approximate $4,000,000 aggregate purchase price for the Series A-1 Stock was paid solely by the Investors’ exchange of a portion of the Company’s Term Notes dated December 29, 2006 (the “Debt Exchange”). As a result of the Debt Exchange, approximately $1,188,500 of accrued and unpaid interest and approximately $2,811,500 of principal balance under the Term Notes have been cancelled.

Each share of Series A-1 Stock is convertible at any time at the holder’s option into 10 shares of common stock at an initial conversion price of $3.00 per share of common stock, which was above the closing price of the Company’s common stock on March 31, 2008, the day before a binding letter of intent for the Debt Exchange was executed. The conversion price of the Series A-1 Stock is subject to ratchet price dilution protection in the event the Company issues securities (other than certain excepted issuances) at a price below the then current conversion price, subject to the limitation of the authorized capital of the Company. As a result of various issuances of common stock subsequent to the issuance of the Series A-1 Stock, at September 28, 2008, the conversion price of the Series A-1 Stock had been adjusted pursuant to its terms to $1.00 per share. The conversion price of the Series A-1 Stock also is subject to adjustment for stock splits, stock dividends, recapitalizations and the like. The Series A-1 Stock is non-voting (except to the extent required by law), but ranks senior to the common stock with respect to dividends and with respect to distributions upon a deemed dissolution, liquidation or winding-up of the Company. In the event the Company declares dividends in the future, the Series A-1 Stock is preferentially entitled to receive 10% cumulative dividends per annum, payable in arrears starting December 30, 2009, which may increase to 20% during the existence of certain events of default. Absent the declaration of dividends, this cumulative feature of the Series A-1 Stock does not result in an accrual of a liability, but does effect the composition of loss per share. (See Note 9). The Series A-1 Stock is not redeemable by the holder thereof, but is callable at the election of the Company (provided an event of default has not occurred and is continuing) upon 30 days prior notice at a redemption price equal to the initial purchase price plus any accrued but unpaid interest.

During fiscal 2008, 7,333 shares of Series A-1 Stock were converted, pursuant to their terms, into 73,333 shares of the Company’s common stock, valued at $220,000.

Note 6 —	Issuance of Common Stock

On July 30, 2008, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation increasing the number of authorized shares of Common Stock from 80,000,000 to 150,000,000. This increase did not have an effect on the Company’s historical financial statements.

Fiscal 2006 Issuances

During fiscal 2006, the Company issued a total of 129,600 shares of common stock in various transactions. Of this amount, 54,300 shares were issued for cash, realizing aggregate net proceeds of $961,100 and 75,300 shares were issued in non-cash transactions aggregating $1,765,800. These transactions are separately discussed below.

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

2006 Cash Transactions

Of the 54,300 shares of common stock issued for cash during fiscal 2006, 32,900 shares were issued as a result of the exercise of options by employees, realizing net proceeds to the Company of $629,500. Additionally, 21,400 shares were issued for net proceeds of $331,600 pursuant to the exercise of warrants.

2006 Non-Cash Transactions

The 75,300 shares of common stock issued during fiscal 2006 in non-cash transactions were issued in the following amounts:

(1) 50,600 shares were issued to effectuate an aggregate of $1,200,000 of non-cash contribution by the Company to the Company’s employee retirement plan, the Cash or Deferred & Stock Bonus Plan (“ESBP”), for fiscal 2006, 42,200 shares of which were issued in October 2005 and 8,400 shares of which were issued in December 2005.

(2) 10,000 shares were issued in October 2005 to make a $237,000 non-cash contribution by the Company to the Company’s Non-Qualified Deferred Compensation Plan for fiscal 2006.

(3) 100 shares were issued as bonus stock to certain non-officer employees in consideration for past services rendered, valued in the aggregate at $2,900.

(4) 4,000 shares, valued at $94,800, were issued pursuant to settlement of a legal dispute.

(5) 7,700 shares, valued at $175,000, were issued to pay interest accrued under the Notes.

(6) 2,900 shares, valued at $56,100, were issued as bonuses for services rendered by new employees.

Fiscal 2007 Issuances

During fiscal 2007, the Company issued a total of 687,700 shares of common stock in various transactions. Of this amount, 152,900 shares were issued for cash, realizing aggregate net proceeds of $2,005,300 and 534,800 shares were issued in non-cash transactions aggregating $9,550,900. These transactions are separately discussed below.

2007 Cash Transactions

Of the 152,900 shares of common stock issued for cash during fiscal 2007, 18,300 shares were issued as a result of the exercise of options by employees, realizing net proceeds to the Company of $255,300. Additionally, 134,600 shares were issued for net proceeds of $1,750,000 pursuant to the exercise of warrants.

2007 Non-Cash Transactions

The 534,800 shares of common stock issued during fiscal 2007 in non-cash transactions were issued in the following amounts:

(1) 60,000 shares were issued to effectuate an aggregate of $1,230,000 of non-cash contribution by the Company to the Company’s employee retirement plan, the Cash or Deferred & Stock Bonus Plan (“ESBP”), for fiscal 2007.

(2) 10,000 shares were issued to make a $205,000 non-cash contribution by the Company to the Company’s Non-Qualified Deferred Compensation Plan for fiscal 2007.

(3) 19,000 shares were issued as bonus stock to certain directors and employees in consideration for past services rendered, valued in the aggregate at $274,900.

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

(4) 22,000 nonvested shares were issued to certain directors and employees as retention incentives, valued in the aggregate at $318,100. (5) 5,000 shares, valued at $102,500, were issued to non-employee service providers for legal expenses.

(6) 30,000 shares, valued at $400,000, were issued as a debt continuation fee.

(7) 119,600 shares, valued at $1,555,000, were issued pursuant to conversions under the Notes.

(8) 269,200 shares, valued at $5,465,400, were issued to exercise the Company’s Buyer Option to purchase the final 30% interest in Optex.

Fiscal 2008 Issuances

During fiscal 2008, the Company issued a total of 872,900 shares of common stock in various transactions. Of this amount, 53,200 shares were issued for cash, realizing aggregate net proceeds of $831,000 and 819,900 shares were issued in non-cash transactions aggregating $3,413,900. 200 shares of common stock were retired for cash payments aggregating approximately $300 in lieu of fractional shares resulting from the 2008 Reverse Stock Split. The cash and non-cash transactions are separately discussed below.

2008 Cash Transactions

All of the 53,200 shares of common stock issued for cash in fiscal 2008 were issued as a result of the exercise of stock options.

2008 Non-Cash Transactions

The 819,900 shares of common stock issued during fiscal 2008 in non-cash transactions were issued in the following amounts:

(1) 11,400 shares were issued to effectuate $112,900 of non-cash contributions by the Company to the Company’s employee retirement plan, the Cash or Deferred & Stock Bonus Plan (“ESBP”), for fiscal 2008 that had been accrued, but not previously paid.

(2) 501,000 shares were issued to effectuate $1,400,000 of non-cash contributions by the Company to the ESBP for fiscal 2008.

(3) 10,000 shares were issued to make a $99,000 non-cash contribution by the Company to the Company’s Non-Qualified Deferred Compensation Plan for fiscal 2008.

(4) 41,900 shares, net of the forfeiture of 5,400 shares of nonvested stock, valued at $234,800 were issued to employees and directors as compensation for services.

(5) 20,200 nonvested shares were issued to certain directors and employees as retention incentives, valued in the aggregate at $131,100.

(6) 100,000 shares, valued at $800,000, were issued to Chris Toffales, one of the Company’s then non-employee directors, for services rendered.

(7) 62,100 shares, valued at $416,100 were issued to non-employees as compensation for services.

(8) 73,300 shares, valued at $220,000 were issued pursuant to conversion of Series A-1 Stock.

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

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

The following is a summary by category of aggregate equity transactions in fiscal 2006, fiscal 2007 and fiscal 2008 that involved the issuance of the Company’s common stock.

	No. of Shares of		Increase in
	Common Stock Issued		Stockholders’ Equity

Balance at October 2, 2005		1,867,000
Common stock options exercised for cash	32,900		629,500
Common stock warrants exercised for cash	21,400		331,600

Sale of common stock for cash		54,300		$961,100
Issuance for non-officer bonus	100		2,900
Issuance for new employees hiring incentive	2,900		56,100
Issuance for legal settlement	4,000		94,800
Issuance to pay interest	7,700		175,000
Issuance to employee retirement plans	60,600		1,437,000

Non-cash issuance of common stock		75,300		$1,765,800

Total for fiscal 2006		129,600		$2,726,900
Balance at October 1, 2006		1,996,600
Common stock options exercised for cash	18,300		255,300
Common stock warrants exercised for cash	134,600		1,750,000

Sale of common stock for cash		152,900		$2,005,300

Issuance to acquire 30% of Optex	269,200		5,465,400
Issuance to convert debt	119,600		1,555,000
Issuance to continue debt	30,000		400,000
Issuance to directors and employees for services	19,000		274,900
Issuance of nonvested shares for retention incentives	22,000		318,100
Issuance to pay legal expense	5,000		102,500
Issuance to employee retirement plans	70,000		1,435,000

Non-cash issuance of common stock		534,800		$9,550,900

Total for fiscal 2007		687,700		$11,556,200
Balance at September 30, 2007		2,684,300
Common stock options exercised for cash	53,200		831,000
Less common stock cancelled in lieu of fractional shares	(200)		—

Net sale of common stock for cash		53,000		$831,000
Issuance to convert Series A-1 Stock	73,300		220,000
Issuance to directors and employees for services	41,900		234,800
Issuance of nonvested shares for retention incentives	20,200		131,100
Issuance to former director for services	100,000		800,000
Issuance to non-employee service providers for services	62,100		416,100
Issuance to employee retirement plans	522,400		1,611,900

Non-cash issuance of common stock		819,900		$3,413,900

Total for fiscal 2008		872,900		$4,244,900
Balance at September 28, 2008		3,557,200

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

Note 7 —	Common Stock Warrants

Warrants to purchase 21,400 shares of the Company’s common stock were exercised during fiscal 2006, and generated net proceeds of $331,600. Warrants to purchase 13,900 shares of the Company’s common stock expired during fiscal 2006. Warrants to purchase 134,600 shares of the Company’s common stock were issued in fiscal 2006 pursuant to the Initial Acquisition of Optex.

In fiscal 2007, as a result of the issuance of new warrants in the refinancing of the Company’s senior debt in December 2006, warrants to purchase 134,600 shares at $31.00 per share were automatically adjusted to purchase 321,000 shares at $13.00 per share. After this adjustment, these adjusted warrants were exercised by the holders to purchase 134,600 shares in December 2006, generating net proceeds of $1,750,000. In addition, new warrants to purchase 300,000 shares at $13.00 per share were issued to Longview and Alpha in consideration of the terms of the new senior and convertible debt. In May 2007, warrants to purchase 20,000 shares at $15.00 per share were issued to a non-employee service provider as partial consideration for investor relations services. Warrants to purchase 50,000 shares at $14.60 per share were issued to Longview in August 2007 in partial consideration for continuation of the Company’s $2.1 million Loan. Warrants to purchase 30,000 shares of the Company’s common stock expired during fiscal 2007.

In fiscal 2008, the Company issued a warrant to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $13.00 per share that expires on February 4, 2013, to a financial advisory and investment banking firm that the Company engaged to assist it to raise additional capital and to provide financial advisory services. The warrant may be exercised in cash or pursuant to a net exercise provision and the shares of common stock underlying the warrant are subject to piggyback registration rights. In fiscal 2008, as a result of the Company’s Debt Exchange in April 2008 and the issuance of common shares to the ESBP in September 2008, warrants to purchase 186,400 shares at $13.00 per share were automatically adjusted to purchase 258,100 shares at $9.39 per share. Warrants to purchase 18,300 shares of the Company’s common stock expired during fiscal 2008.

Outstanding Warrants

As of September 28, 2008, warrants to purchase a total of 717,900 shares of the Company’s common stock were outstanding, with a weighted average exercise price of $6.06 per share and exercise prices ranging from $1.00 per share to $22.00 per share, of which 59,800 warrants expire in fiscal 2009, 258,100 warrants expire in fiscal 2010, 350,000 warrants expire in fiscal 2012 and 50,000 warrants expire in fiscal 2013.

Note 8 —	Stock Incentive Plans, Employee Retirement Plan and Deferred Compensation Plans

Stock Incentive Plans.  In October 2000, the Board of Directors approved the 2000 Non-Qualified Option Plan (the “2000 Plan”). Under the 2000 Plan, options to purchase an aggregate of 7,500 shares of the Company’s common stock could have been granted to both key management employees and non-employee directors. Options granted under the 2000 Plan could have only been non-statutory stock options. Requirements for participation, exercise price and other terms of the 2000 Plan were similar to the Company’s prior stock option plans except for the limitation to non-statutory options. As of September 28, 2008, options to purchase 4,000 shares of the Company’s common stock at an exercise price of $265.62 per share were outstanding and exercisable under the 2000 Plan.

In December 2000, the Board of Directors approved the 2001 Stock Option Plan (the “2001 Plan”). Under the 2001 Plan, options to purchase an aggregate of 7,500 shares of the Company’s common stock could have been granted to both key management employees and non-employee directors. The 2001 Plan was ratified by stockholders at the Company’s Annual Stockholders Meeting in March 2001. Options granted under the 2001 Plan could have been either incentive stock options or non-statutory stock options. As of September 28, 2008, options to purchase 2,500 shares of the Company’s common stock at an exercise price of $11.50 per share were outstanding and exercisable under the 2001 Plan.

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

In October 2001, the Board of Directors adopted the 2001 Non-Qualified Option Plan, pursuant to which options to purchase an aggregate of 150,000 shares of the Company’s common stock could have been granted to attract and retain employees and directors. Only non-statutory options could have been issued under the 2001 Non-Qualified Option Plan. As of September 28, 2008, options to purchase 53,000 shares of the Company’s common stock were outstanding and exercisable under the 2001 Non-Qualified Option Plan, at exercise prices ranging from $7.70 to $13.50 per share.

In December 2002, the Board of Directors adopted the 2003 Stock Incentive Plan (the “2003 Plan”), pursuant to which options to purchase an aggregate of 150,000 shares of the Company’s common stock could have been granted to employees, directors and bona fide consultants of the Company and its subsidiaries. Incentive stock options, non-statutory stock options and nonvested stock grants could have been issued under the 2003 Plan. The 2003 Plan was approved and ratified by stockholders at the Company’s 2003 Annual Stockholders Meeting in March 2003. At the Company’s Annual Stockholders Meeting in March 2004, the Company’s stockholders approved an amendment to the 2003 Plan increasing the number of shares of common stock issuable pursuant to options or nonvested stock grants under the 2003 Plan from an aggregate of 150,000 shares to an aggregate of 240,000 shares. At the Company’s Annual Stockholders Meeting in March 2005, the Company’s stockholders approved an additional amendment to the 2003 Plan increasing the number of shares of common stock issuable pursuant to options or nonvested stock grants under the 2003 Plan from an aggregate of 240,000 shares to an aggregate of 490,000 shares. As of September 28, 2008, options to purchase 295,900 shares of the Company’s common stock were outstanding under the 2003 Plan at exercise prices ranging from $10.40 to $36.20 per share, of which options to purchase 291,600 shares were exercisable at September 28, 2008. In addition, 1,800 shares of nonvested stock were issued pursuant to the 2003 Plan prior to the 2003 Plan’s termination, all in fiscal 2006.

At the Company’s Annual Meeting of Stockholders in June 2006, the Company’s stockholders approved the Company’s 2006 Omnibus Incentive Plan (the “2006 Plan”), which is designed to serve as a comprehensive equity incentive program to attract and retain the services of individuals essential to the Company’s long-term growth and financial success. The 2006 Plan permits the granting of stock options (including both incentive and non-qualified stock options), stock-only stock appreciation rights, nonvested stock and nonvested stock units, performance awards of cash, stock or property, dividend equivalents and other stock grants. Upon approval of the 2006 Plan in June 2006, the Company’s 2003 Stock Incentive Plan, 2001 Compensation Plan, 2001 Non-Qualified Stock Option Plan, 2001 Stock Option Plan, 2000 Non-Qualified Stock Option Plan and 1999 Stock Option Plan (the “Prior Plans”) were terminated, but existing options issued pursuant to the Prior Plans remain outstanding in accordance with the terms of their original grants. The number of shares of common stock reserved under the 2006 Plan will automatically be increased on the first day of each fiscal year, beginning on October 2, 2006, in an amount equal to the lesser of (a) 100,000 shares or (b) such lesser number as determined by the Board. At September 28, 2008, the aggregate number of shares of common stock issuable under all stock-based awards that may be made under the 2006 Plan is 17,700 shares. Under the 2006 Plan, options and nonvested and vested stock may be granted to the Company’s employees, directors and bona fide consultants. As of September 28, 2008, there were options to purchase 122,600 shares of the Company’s common stock outstanding under the 2006 Plan, 35,200 shares of nonvested stock were issued and outstanding pursuant to the 2006 Plan and 216,100 shares of vested stock were issued and outstanding pursuant to the 2006 Plan.

There were options to purchase 126,000, 5,000 and 15,700 shares of the Company’s common stock granted by the Company during fiscal 2008, fiscal 2007 and fiscal 2006, respectively. There were no options granted by any of the Company’s subsidiaries during fiscal 2008, fiscal 2007 and fiscal 2006.

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants issued during fiscal 2008, fiscal 2007 and fiscal 2006.

	Fiscal Year Ended
	September 28,	September 30,	October 1,
	2008	2007	2006

Risk free interest rate	4.04%-4.37%	3.95%	4.33-5.09%
Expected life	5.6-6 years	5.0 years	3-5 years
Expected volatility	80.1%-80.7%	65.3%	67.8%
Expected dividend yield	None	None	None

Expected life of the options granted during fiscal 2008, fiscal 2007 and fiscal 2006 was computed using the mid-point between the vesting period and contractual life of the options granted (the “simplified method”) as permitted by Staff Accounting Bulletin No. 107. Expected volatilities were based on the historical volatility of the Company’s stock and other factors.

The exercise prices of stock options granted during the three fiscal years ended September 28, 2008 were equal to the closing price of the Company’s common stock at the date of grant. The following table summarizes stock options outstanding as of September 28, 2008 as well as activity during the three-fiscal year period then ended:

		Weighted Average
	No. of Shares	Exercise Price

Options outstanding at October 2, 2005	527,300	$24.20
Granted	15,700	25.30
Exercised	(32,900)	19.10
Forfeited	(41,600)	24.40
Expired	(100)	368.80

Options outstanding at October 1, 2006	468,400	$24.40
Granted	5,000	14.10
Exercised	(18,300)	14.00
Forfeited	(19,100)	32.00

Options outstanding at September 30, 2007	436,000	$24.40
Granted	126,000	12.55
Exercised	(53,200)	15.61
Forfeited	(30,900)	20.78

Options outstanding at September 28, 2008	477,900	$22.49

Options exercisable at September 28, 2008	357,700	$25.73

For fiscal years 2008, 2007 and 2006, the weighted-average grant-date fair value of options granted was $1.72, $14.10 and $14.70, respectively. At September 28, 2008, the aggregate intrinsic value of nonvested options outstanding and options exercisable was $0 and $0, respectively. For fiscal year 2008, the total intrinsic value of options exercised was $9,300. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option, determined as of the date of the option exercise. At September 28, 2008, the weighted-average remaining contractual life of options outstanding and exercisable was 6.5 years and 5.6 years, respectively.

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

A summary of outstanding options and exercisable options under the Company’s 2000, 2001, 2003 and 2006 Qualified and Non-Qualified Plans at September 28, 2008 is shown below.

	Outstanding Options
		Weighted Average			Exercisable Options
		Remaining	Weighted	Aggregate		Weighted
Range of		Contractual Life	Average	Intrinsic		Average	Aggregate
Exercise Prices	Number	(Years)	Exercise Price	Value	Number	Exercise Price	Intrinsic Value

$ 1.70 - 8.60	5,900	8.8	$2.75	$—	900	$8.60	$—
10.40 - 14.10	216,900	7.0	12.63	—	105,900	12.23	—
15.60 - 22.50	80,300	6.4	21.05	—	76,900	21.10	—
23.50 - 36.20	170,800	6.0	30.67	—	170,000	30.67	—
265.62	4,000	2.2	265.62	—	4,000	265.62	—

	477,900				357,700

The aggregate intrinsic values set forth in the above table, which represent the total pre-tax intrinsic values, are all zero based on our closing stock price of $1.05 as of September 26, 2008, the last trading date prior to September 28, 2008, and assuming all the optionees had exercised their options as of that date, since all options had exercise prices higher than $1.05. Accordingly, at September 28, 2008, none of the 357,700 exercisable options were “in-the-money-options”. By comparison, at September 30, 2007, “in-the-money-options” exercisable to purchase a total of 30,900 shares were outstanding at a weighted-average exercise price of $8.70 per share; and at October 1, 2006, “in-the-money-options” exercisable to purchase a total of 97,200 shares were outstanding at a weighted-average exercise price of $10.60 per share.

The Boards of Directors of the Company’s subsidiaries, except for Optex, have adopted, and the Company has approved, stock option plans. Under the subsidiary option plans, options may be granted to employees, non-employee directors and other individual service providers of the subsidiary or the Company. Options granted under the subsidiary option plans may be either incentive stock options or non-statutory stock options. As of September 28, 2008, the Company’s subsidiaries have granted outstanding options to purchase an aggregate of 10,636,300 shares of their respective common stock, all of which options were exercisable at September 28, 2008. (See Note 10).

The total amount of compensation expense related to nonvested option awards not yet recognized at September 28, 2008 was $9,800. Assuming the optionees continue to be employed by the Company, the amount of compensation expense that will be recognized is as follows:

FY 2009	7,600
FY 2010	2,200

Total	$9,800

However, such amounts do not include the cost of new options that may be granted in future periods nor any changes in the Company’s forfeiture percentage.

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes nonvested stock grants outstanding as of September 28, 2008 as well as activity during fiscal 2006, fiscal 2007 and fiscal 2008:

		Weighted
		Average Grant
		Date Fair Value
	Nonvested Shares	per Share

Outstanding at October 2, 2005	—	$—
Granted	3,000	19.01
Forfeited	—	—

Outstanding at October 1, 2006	3,000	$19.01
Granted	22,100	14.44
Vested	(1,000)	19.02
Forfeited	(100)	13.40

Outstanding at September 30, 2007	24,000	$14.82
Granted	25,600	7.73
Vested	(8,400)	14.97
Forfeited	(5,400)	12.31

Outstanding at September 28, 2008	35,800	$10.09

The total amount of compensation expense related to nonvested stock grants not yet recognized at September 28, 2008 was $183,200 and, assuming the grantees continue to be employed by or remain as directors of the Company, that amount will be recognized as compensation expense as follows:

FY 2009	116,900
FY 2010	60,900
FY 2011	5,400

Total	$183,200

However, such amounts do not include the cost of new nonvested stock grants that may be granted in future periods nor any changes in the Company’s forfeiture percentage.

Employee Stock Benefit Plan.  In fiscal 1982, the Company established an employee retirement plan, its Employee Stock Bonus Plan (“ESBP”) which is effective for fiscal year 1982 and thereafter. This plan provides for annual contributions to the Company’s Employee Stock Bonus Trust (“SBT”) to be determined by the Board of Directors and which will not exceed 15% of total payroll. At the discretion of the Trustee, the SBT will purchase common stock at fair market value or other interest-bearing securities or investments for the accounts of individual employees who, as of September 28, 2008, will gain a vested interest of 20% in their accounts after their first year of service, and 20% each year of service thereafter, until fully vested after five years of service. Employees who attain age 65 will be fully vested in contributions to their account regardless of years of service. Pursuant to the ESBP provision, vesting requirements are met as services are performed and fulfilled at each fiscal year end. That portion of cash or stock held in an employee’s account and not vested at termination of employment will be redistributed in accordance with a prearranged formula. Management believes that the contributions made by the Company to the SBT, to the extent they relate to government cost-plus-fixed-fee contracts, will be reimbursable by the U.S. government. In fiscal years 2008, 2007, 2006, the Company’s aggregate contributions to the SBT were 512,400, 60,000 and 50,600 shares of common stock, respectively, which had estimated market values of $1,512,900, $1,230,000 and $1,200,000, respectively. In October 2005, the Company issued 42,200 shares to the SBT with an estimated market value of $1,000,000 to effectuate a contribution for fiscal 2006. In December 2005, the Company issued 8,400 shares to the SBT with an estimated market value of $200,000 to effectuate an additional contribution for fiscal 2006. In December 2006, the Company issued 60,000 shares

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

to the SBT with an estimated market value of $1,230,000 to effectuate a contribution for fiscal 2007. In October 2007, the Company issued 11,400 shares of its common stock to the SBT to effectuate an accrued fiscal 2007 contribution of $112,900. In October 2007, the Company issued 101,000 shares of its common stock with an estimated market value of $1,000,000 to the SBT to effectuate a contribution for fiscal 2008. In September 2008, the Company issued 400,000 shares of its common stock with a market value of $400,000 to the SBT as a additional contribution for fiscal 2008.

Deferred Compensation Plan.  In September 2002, the Company established a deferred compensation plan, the Non-Qualified Deferred Compensation Plan, for certain key employees with long-term service with the Company. Annual contributions of common stock of the Company are made to a Rabbi Trust under such plan to be held for the benefit of the deferred compensation plan participants. In October 2007, the Board of Directors authorized the fiscal 2008 contribution to the deferred compensation plan in the amount of 10,000 shares of common stock valued at $99,000. Participants’ potential distributions from the Rabbi Trust represent unsecured claims against the Company. The Rabbi Trust was established by the Company and is subject to creditors’ claims. Shares in this plan may be distributed to each plan beneficiary when they retire from service with the Company. In each of fiscal 2008, fiscal 2007 and fiscal 2006, the Company contributed 10,000 shares of common stock valued at $99,000, $205,000 and $237,000, respectively, to the Rabbi Trust for the Non-Qualified Deferred Compensation Plan. In fiscal 2007, 1,500 shares of the Company’s common stock, valued at $28,900 were distributed to a beneficiary under the Non-Qualified Deferred Compensation Plan, resulting in a balance of 68,500 shares in the Rabbi Trust at September 28, 2008.

Executive Salary Continuation Plan.  In February 1996, the Company established a deferred compensation plan, the ESCP, for select key employees of the Company. Benefits payable under the ESCP are established on the basis of years of service with the Company, age at retirement and base salary, subject to a maximum benefits limitation of $137,000 per year for any individual. The ESCP is an unfunded plan. The recorded liability for future expense under the ESCP is determined based on expected lifetime of participants using Social Security mortality tables and discount rates comparable to that of rates of return on high quality investments providing yields in amount and timing equivalent to expected benefit payments. At the end of each fiscal year, the Company determines the assumed discount rate to be used to discount the ESCP liability. The Company considered various sources in making this determination for fiscal 2008, including the Citigroup Pension Liability Index, which at September 30, 2008 was 7.5%. Based on this review, the Company used a 7% discount rate for determining the ESCP liability at September 28, 2008. There are presently two retired executives of the Company who are receiving lifetime benefits aggregating $184,700 per annum under the ESCP. Two current executives of the Company are eligible for lifetime benefits of $137,000 each upon their retirement. The current and long-term portions of the ESCP liability at September 28, 2008 are $184,700 and $3,484,800, respectively, for an aggregate liability of $3,669,500. The current and long-term portions of the ESCP liability at September 30, 2007 are $184,700 and $3,800,500, respectively, for an aggregate liability of $3,985,200. The $315,700 reduction in the ESCP liability during fiscal 2008 reflects the $184,700 of payments made in fiscal 2008 and the aggregate effect of the annual updating adjustments at September 28, 2008 for the expected lifetime of participants and discount rates, as discussed above.

Note 9 —	Loss per Share

The Company has excluded from the computation of diluted loss per common share the maximum number of common shares issuable pursuant to outstanding, in-the-money stock options, warrants and convertible notes totaling 2,161,300 shares, 585,600 shares and 1,059,700 shares of common stock as September 28, 2008, September 30, 2007 and October 1, 2006, respectively, because the Company had a net loss for the periods presented, and to include the representative common share increments would be anti-dilutive. Accordingly, for the periods presented basic and diluted net loss per common share are the same as are computed based solely on the weighted average number of shares of common stock outstanding for the respective periods. Cumulative dividends on the Series A-1 Stock, although not declared, constitute a preferential claim against future dividends, if any, and

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

are treated as an incremental increase in net loss from continuing operations for purposes of determining basic and diluted net loss from continuing operations per common share.

The following table sets forth the computation of basic and diluted loss per common share:

	Fiscal Year Ended
	September 28,	September 30,	October 1,
	2008	2007	2006

Continuing Operations Numerator:
Loss from continuing operations	$(12,800,000)	$(17,442,400)	$(8,334,100)
Undeclared cumulative dividends on Series A-1 preferred stock	(176,800)	—	—

Adjusted basic and diluted net loss applicable to common stockholders	$(12,976,800)	$(17,442,400)	$(8,334,100)

Discontinued Operations Numerator:
Loss from discontinued operations	$(8,758,900)	$(4,688,700)	$(16,600)

Continuing and Discontinued Operations Denominator:
Weighted average number of common shares outstanding	2,980,100	2,436,400	1,959,600

Basic and diluted net loss per share information:
From continuing operations	$(4.35)	$(7.16)	$(4.25)
From discontinued operations	(2.94)	(1.92)	(0.01)

Basic and diluted net loss per common share	$(7.29)	$(9.08)	$(4.26)

Note 10 —	Minority Interest in Subsidiaries

MSI did not grant any options to purchase common shares of MSI stock in fiscal 2008, fiscal 2007 and fiscal 2006. As of September 28, 2008, there were no options to purchase shares of common stock of MSI outstanding. At September 28, 2008, the Company owned 98% of MSI’s common stock. The Company has granted a perpetual license to proprietary technology developed by MSI, with exclusivity subject to future minimum royalty obligations. This license has not generated any material royalties to date.

RedHawk did not grant any options to purchase shares of RedHawk’s common stock in fiscal 2008, fiscal 2007 and fiscal 2006. As of September 28, 2008, there were no options to purchase shares of common stock of RedHawk outstanding. At September 28, 2008, the Company owned 81% of RedHawk’s common stock.

iNetWorks did not grant any options to purchase shares of its common stock in fiscal 2008, fiscal 2007 and fiscal 2006. As of September 28, 2008, there were options to purchase 10,636,300 shares of iNetWorks common stock outstanding with a weighted average exercise price of $0.04 per share and a weighted average remaining life of 3.41 years. At September 28, 2008, the Company owned 95% of iNetWorks’ common stock.

Optex became a subsidiary of the Company in fiscal 2006 pursuant to the Initial Acquisition. Optex issued no options to purchase shares of its common stock in fiscal 2006, fiscal 2007 and fiscal 2008. Timothy Looney, the previous owner of Optex, issued a Buyer Option to the Company to purchase 30% of its capital stock subject to approval of the Company’s stockholders. This approval was received in June 2006 and exercised in December 2006, resulting in Optex becoming a wholly owned subsidiary of the Company.

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

Note 11 —	Discontinued Operations

In September 2008, the Company entered into a binding agreement with its senior lenders regarding the Optex Asset Sale, which was subsequently consummated in October 2008. Consequently, the accompanying consolidated financial statements reflect Optex as discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, and the results of operations and cash flows of Optex’s business have been classified as discontinued for all periods presented. Details of those classifications are shown below.

	As of
	September 28,	September 30,
	2008	2007

Cash and cash equivalents	$170,200	$504,800
Accounts receivable	2,454,200	2,043,600
Inventory, net	4,562,800	6,112,600
Prepaid expenses and other current assets	307,500	17,000

Total assets reclassified to current assets of discontinued operations	$7,494,700	$8,678,000

Property and equipment, net	$368,300	$366,400
Intangible assets, including goodwill, net	5,491,300	13,330,000
Deposits	20,700	20,700

Total assets reclassified to non-current assets of discontinued operations	$5,880,300	$13,717,100

Accounts payable	$2,151,700	$3,435,700
Accrued expenses	749,400	317,200
Accrued estimated loss on contracts	821,900	1,377,300
Note payable	146,700	—
Warranty reserve	227,000	—
Minority interest in consolidated subsidiaries	(87,100)	(87,100)

Total liabilities reclassified to current liabilities of discontinued operations	$4,009,600	$5,043,100

	Fiscal Year Ended
	September 28,	September 30,	October 1,
	2008	2007	2006

Product sales, net	$20,017,200	$15,406,100	$12,798,400

Loss from operations	(959,200)	(4,827,200)	(45,500)
Interest and other income (expense)	(199,700)	(51,500)	26,700
Income tax benefit	—	190,000	2,200

Loss from operations of discontinued subsidiary	(1,158,900)	(4,688,700)	(16,600)
Loss on disposal of discontinued operations	(7,600,000)	—	—

Loss from discontinued operations	$(8,758,900)	$(4,688,700)	$(16,600)

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

Note 12 —	Related Party Transactions

In December 2005, the Company amended and restated its consulting agreement entered into in May 2005 and amended in August 2005, with one of the Company’s then directors, Chris Toffales, and his consulting firm, CTC Aero, LLC, of which he is sole owner. The December 2005 amendment extended the term of the agreement from one year to three years, increased the monthly consulting fee for business development services from $15,000 to $21,000 per month and changed the terms for payment of any fee that could have been earned by CTC Aero and Mr. Toffales in connection with potential acquisition activities of the Company. In accordance with this agreement Mr. Toffales earned a fee of $500,000 as a result of the acquisition of Optex plus due diligence fees and expenses of $20,300. Pursuant to the December 2005 amendment, the Company also was to pay an additional amount in cash equal to 35% of the acquisition related fee and future acquisition fees, if any, were to be payable in unregistered shares of the Company’s common stock in an amount equal to between 5% and 1% of the total purchase price paid by the Company for such acquisition, which percentage was to decrease based upon the total acquisition purchase price, and valued at the same per share purchase price as agreed upon in the applicable acquisition. The minimum acquisition related fee, if any, remained unchanged by the December 2005 amendment at $150,000. The acquisition related fee and other amounts due to Mr. Toffales under the consulting agreement were retired in December 2007 pursuant to a Consulting Termination Agreement and Release (the “Release”). Pursuant to the Release, the consulting agreement by and among the Company, CTC and Mr. Toffales, as amended and restated in December 2005, was terminated. In consideration for prior services rendered to the Company, (i) the Company issued to Mr. Toffales 50,000 shares of restricted common stock of the Company under the Company’s 2006 Omnibus Incentive Plan, which shares vested in full on January 6, 2008, and (ii) the Company issued to Mr. Toffales an additional 50,000 shares of unrestricted common stock of the Company under the Company’s 2006 Omnibus Incentive Plan on January 7, 2008. In addition, the Company also made a cash payment to each of Mr. Toffales and CTC in the amount of $500, and the parties to the Release released all claims against the other parties and certain of their affiliates. The Release further provided that Mr. Toffales resign from the Company’s Board of Directors, which resignation became effective on December 28, 2007, and as a consultant to the Company, which resignation became effective in January 2008. The value assigned to the shares issued under the Release, $800,000, based on the $8.00 per share closing price of the Company’s common stock on December 28, 2007, was approximately equal to unpaid amounts previously accrued under the terminated consulting agreement as services were performed thereunder. CTC Aero also earned a fee of $127,500 paid by Pequot, the Company’s then lender, in connection with the private placement of the convertible debt entered into by the Company to partially finance the Initial Acquisition of Optex.

In December 2005, the Company entered into the Initial Acquisition of Optex and purchased 70% of the issued and outstanding capital stock of Optex from Timothy Looney for the following consideration: (a) an initial cash payment of $14.0 million; (b) an additional $64,200 which was paid in July 2006 after completion of Optex’s 2005 audit; and (c) a potential payment of up to an additional $4.0 million in a cash earnout based upon the percentage of net cash flow generated from the Optex business for fiscal 2006 and each of the subsequent two fiscal years. The Company also entered into the Buyer Option agreement with Mr. Looney, whereby the Company agreed to purchase the remaining 30% of the issued and outstanding capital stock of Optex from Mr. Looney if certain conditions were met, including the approval by the Company’s stockholders of the issuance to Mr. Looney of 269,200 shares of the Company’s common stock as consideration for the exercise of the Buyer Option. In connection with the Initial Acquisition of Optex in December 2005, Mr. Looney became an officer of the Company and remained an officer and director of Optex. In June 2007, Mr. Looney was elected a director of the Company at the Company’s Annual Meeting of Stockholders. In September 2007, he resigned from these positions. The Company exercised the Buyer Option on December 29, 2006 and issued Mr. Looney 269,200 shares of the Company’s common stock and a one year $400,000 unsecured, subordinated promissory note payable pursuant thereto on December 29, 2007 in consideration for certain amendments relating to the Buyer Option agreement. (See Notes 4 and 6). The Company was required to file and did file a registration statement covering the potential resale of those shares by Mr. Looney, but such registration statement was not been declared effective prior to the shares becoming eligible for resale

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

pursuant to Rule 144. As a result of this issuance, Mr. Looney temporarily became a greater than 10% stockholder of the Company, but subsequent issuances of common stock by the Company reduced Mr. Looney’s holdings to less than 10%. In January 2007, the Company amended its earnout agreement with Mr. Looney to extend it for an additional year, with a reduction to $3.9 million in the maximum potential payment, in consideration for TWL Group, L.P., an entity owned by Mr. Looney, providing the Company’s Optex subsidiary with a secured subordinated term loan providing for advances of up to $2 million, maturing on the earlier of February 2009 or sixty days after retirement of the Company’s senior debt. (See Note 4).

As described more fully in Note 2, in order to finance the Initial Acquisition of Optex, in December 2005, the Company closed a private placement with Pequot consisting of senior subordinated secured convertible Notes in the original aggregate principal amount of $10.0 million and issued to Pequot four-year Warrants to purchase an aggregate of 134,600 shares of the Company’s common stock at an initial exercise price of $31.00 per share. The Notes were issued in two series, with an initial interest rate of 3.5% per annum. One series of Notes, with an original aggregate principal amount of $7,445,500, matures on December 30, 2009, and the other series of Notes, with an aggregate principal amount of $2,554,500, initially matured on December 30, 2007, but in connection with the assignment of the Notes to Longview and Alpha, the Company’s new senior lenders, in December 2006, Longview and Alpha elected to extend the maturity date of the second series of Notes to December 30, 2009. The principal and interest under the Notes was initially convertible into shares of common stock at a conversion price per share of $26.00 and the Warrants were initially exercisable for shares of common stock at an exercise price per share of $31.00, subject to adjustment for stock splits, stock dividends, recapitalizations and the like and for certain price dilutive issuances. As a result of the issuance of new warrants to the new senior lenders in the December 2006 refinancing of the Company’s senior debt, the Notes automatically became convertible at a conversion price of $13.00 per share and the Warrants automatically became exercisable at an exercise price of $13.00 per share and the number of shares purchasable under such Warrants automatically increased from 134,600 to 321,000, in accordance with the terms of the anti-dilution provisions of such Notes and Warrants, of which amount Warrants to purchase 134,600 shares were exercised in connection with the December 2006 refinancing. As a result of the Debt Exchange in April 2008, the Warrants automatically became exercisable at an exercise price of $10.00 per share and the number of shares remaining purchasable under such Warrants automatically increased from 186,400 to 242,300 and the conversion price at which the principal and interest under Notes may be convertible into common stock was also reduced to $10.00 per share. As a result of the issuance of shares to the Company’s ESBP in September 2008, the Warrants automatically became exercisable at an exercise price of $9.39 per share and the number of shares remaining purchasable under such Warrants automatically increased from 242,300 to 258,100 and the conversion price at the which the principal and interest under Notes may be convertible into common stock was also reduced to $9.39 per share. (See Note 3). Subject to certain conditions and limitations, the principal and interest under the Notes also may be repaid with shares of common stock. The conversion and exercise of the Notes and Warrants into an aggregate number of shares of common stock exceeding 19.99% of the Company’s outstanding common stock prior to the closing of the private placement has been approved by the Company’s stockholders.

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

Note 13 —	Composition of Certain Financial Statement Captions

Accounts receivable and unbilled revenues on uncompleted contracts are largely derived from the Company’s contracts with various U.S. government agencies and contractors, as shown below.

	September 28,	September 30,
	2008	2007

Accounts receivable and unbilled revenues on uncompleted contracts:
U.S. government	$1,311,100	$2,206,200
Other customers	646,000	669,100

	1,957,100	2,875,300
Less allowance for doubtful accounts	(15,000)	(15,000)

	$1,942,100	$2,860,300

Unbilled amounts of $1,279,700 and $1,289,300 at September 28, 2008 and September 30, 2007, respectively, represent contract revenues for which billings have not been presented to customers at year-end. These amounts are billed in accordance with applicable contract terms, usually within 30 days. Included in these amounts are unbilled retentions of $228,400 and $216,900 at September 28, 2008 and September 30, 2007, respectively. The unbilled retentions are normally collected upon final audit of costs by the U.S. government.

	September 28,	September 30,
	2008	2007

Inventory:
Work in process	$1,827,700	$4,217,700
Raw materials	494,600	477,700
Finished goods	70,800	152,900

	2,393,100	4,848,300
Less reserve for obsolete inventory	(1,266,200)	(3,949,400)

	$1,126,900	$898,900

The Company uses the average cost method for valuation of its product inventory.

Title to all inventories remains with the Company. Inventoried materials and costs relate to: work orders from customers; the Company’s generic module parts and memory stacks; and capitalized material, labor and overhead costs expected to be recovered from probable new research and development contracts. Work in process includes amounts that may be sold as products or under contracts. Such inventoried costs are stated generally at the total of the direct production costs including overhead. Inventory valuations do not include general and administrative expenses. Inventories are reviewed quarterly to determine salability and obsolescence. The net book value of capitalized pre-contract costs, which gross costs are included in the caption “Work in process”, at September 28, 2008 and September 30, 2007 was $676,000 and $160,800, respectively.

The Company’s property and equipment at September 28, 2008 and September 30, 2007 is shown below.

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

	September 28,	September 30,
	2008	2007

Property and equipment:
Engineering and production equipment	$17,819,400	$16,268,800
Furniture and fixtures	442,700	511,700
Construction in progress	100,300	1,179,400
Leasehold improvements	2,096,700	1,996,100

	20,459,100	19,956,000
Less accumulated depreciation and amortization	(16,130,800)	(14,551,000)

	$4,328,300	$5,405,000

The net book value of assets under capital leases at September 28, 2008 and September 30, 2007 was approximately $38,200 and $80,800, respectively, which amounts are net of accumulated depreciation of approximately $69,900 and $43,600, respectively.

The Company’s intangible assets are reported at cost less accumulated amortization and consist of patents and trademarks related to the Company’s various technologies and capitalized software. Net intangible assets at September 28, 2008 and September 30, 2007 are set forth below.

	September 28,	September 30,
	2008	2007

Intangible assets, net:
Patents and trademarks	$1,617,500	$1,493,600
Software	2,456,600	2,391,300

	4,074,100	3,884,900
Less accumulated amortization	(3,068,600)	(2,701,000)

	$1,005,500	$1,183,900

Capitalized software is being amortized on a straight-line basis over its useful life of two to eight years. Capitalized costs of patents and trademarks include amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of patent and trademark applications. These assets are amortized on a straight-line method over the shorter of their estimated useful or legal life, generally ten years. (See also Note 19 under “2008 Patent Sale and License”).

The patent and trademark amortization expense for the fiscal years ended September 28, 2008 and September 30, 2007 was $154,200 and $145,300, respectively. The unamortized balance of intangible assets is estimated to be amortized as follows:

	Estimated Amortization Expense
For the Fiscal Year	Patents and Trademarks	Software

2009	$164,500	$170,300
2010	152,200	33,200
2011	130,600	—
2012	103,500	—
2013	83,900	—

The Company reviews its intangible assets for impairment when and if impairment indicators occur as required by SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), in accordance with SFAS No. 144,

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). At September 28 2008, management believed no indications of impairment existed relative to the above listed intangible assets.

Accrued expenses as of September 28, 2008 and September 30, 2007 consisted of the following:

	September 28,	September 30,
	2008	2007

Accrued expenses:
Salaries and wages	$367,900	$379,500
Vacation	639,200	624,500
Payroll taxes	22,200	41,800
Interest	2,582,900	660,400
Deferred compensation (ESCP liability)	184,700	184,700
Professional fees	597,700	252,300
Other accrued expenses	200,600	178,300

	$4,595,200	$2,321,500

Note 14 —	Commitments and Contingencies

The Company leases certain facilities and equipment under cancelable and non-cancelable operating and capital leases, with escalating rent provisions for facility leases. Future minimum payments under capital lease obligations and operating lease commitments for the next five years as of September 28, 2008 are as follows:

Fiscal Year	Capital Leases	Operating Leases

2009	$32,200	$779,000
2010	11,700	839,000
2011	—	848,000
2012	—	869,000
2013	—	889,000

Future minimum lease payments	$43,900	$4,224,000

Less amount representing interest	(3,600)

Present value of net minimum lease payments	$40,300

Total rent expense for operating leases amounted to $797,000, $769,000 and $747,300 for the fiscal years ended September 28, 2008, September 30, 2007 and October 1, 2006, respectively. In accordance with SFAS No. 13, rent expense is recognized on a straight-line basis over the lease period.

Litigation

In January 2008, Timothy Looney, the former shareholder of Optex, filed a lawsuit in the Superior Court of California, County of Orange, against the Company and its senior lenders alleging that the Company had breached its contract to register the shares of the Company’s common stock issued to Mr. Looney to purchase the final 30% of Optex. Mr. Looney also alleges that the Company’s senior lenders have tortiously and negligently interfered with his contractual rights with the Company by requiring the Company to refrain from registering his securities. The senior lenders have notified the Company that they believe they are entitled to indemnification by the Company for this claim under their loan agreements with the Company. Pursuant to this lawsuit, Mr. Looney is seeking partial liquidated damages, declarative and injunctive relief compelling the Company to register his shares and unspecified

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

compensatory damages. The Company believes that it has meritorious defenses against these claims and intends to pursue these defenses vigorously.

In June 2008, the Company filed a cross-complaint against Mr. Looney in the Superior Court of California, County of Orange, in response to the January 2008 action discussed above, alleging that Mr. Looney fraudulently and negligently misrepresented the financial condition of Optex prior to its sale to the Company and breached his contractual obligations to the Company subsequent to that sale. Pursuant to this cross-complaint, the Company is seeking compensatory and punitive damages and attorney’s fees.

In December 2008, Mr. Looney filed another lawsuit in the Superior Court of California, County of Orange alleging breach of contract. Mr. Looney alleges that the UCC foreclosure sale of the assets of Optex constituted a “change-in-control” and claims that the Company is required to pay him an earn-out payment of $3.9 million. The Company believes that it has meritorious defenses to this claim. This litigation is still at an early stage.

In September 2008, Mr. Looney filed a lawsuit in the United States District Court, Central District of California, against John Carson, the Company’s CEO, and John Stuart, the Company’s CFO, alleging that Messrs. Carson and Stuart negligently misrepresented financial information of the Company when the Company was negotiating with Mr. Looney regarding the acquisition of Optex. Mr. Carson and Mr. Stuart strongly deny these allegations. Pursuant to this lawsuit, Mr. Looney is seeking recovery of damages, interest and costs. Because the alleged actions of Mr. Carson and Mr. Stuart were arguably in their capacity as officers of the Company, the Company has agreed to defend Messrs. Carson and Stuart in this lawsuit, subject to waivers of any conflict of interests that may arise, and may be required to indemnify Messrs. Carson and Stuart in this matter.

In April 2008, the Company filed a lawsuit in the Superior Court of California, County of Orange, against Elizabeth Cooper, LLC doing business as iPIG Dev., Elizabeth Cooper, an individual, Eveready Industrial Services Inc., and Steve Morrison, an individual, in his capacity as Eveready’s agent. The lawsuit alleged various causes of action relating to breach of contract, interference with contract, business torts and indemnity claims arising out of a March 2007 development agreement between the Company and iPIG with respect to prototype development of electronic hardware. Because of iPIG’s alleged breaches, the Company had discontinued work under the development agreement in February 2008, which in turn, generated a demand for arbitration by iPIG in March 2008 under an arbitration clause in the agreement. The arbitration demand requested that the Company continue work on the project without compensation and that it deliver the prototype designs developed at the Company’s expense to iPIG. In November 2008, this litigation was settled in consideration of a cash payment to the Company and the return of certain materials to the defendants related to the development agreement.

The Company has been, and may from time to time, become a party to various other legal proceedings arising in the ordinary course of its business. Management does not presently know of any such matters, the disposition of which it believes would be likely to have a material effect on the Company’s consolidated financial position, results of operations or liquidity.

Note 15 —	Income Taxes

The income tax provision is based upon management’s review of the Company’s estimated annual income tax rate, including state taxes. The income tax provisions for fiscal 2008 and fiscal 2007 are based solely on an allocable portion of state minimum taxes.

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

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

The provision for income taxes from continuing operations is comprised of:

	Fiscal Year Ended
	September 28, 2008	September 30, 2007	October 1, 2006

Current federal	$—	$—	$(12,000)
Current state	(25,500)	(38,500)	(36,300)
Deferred federal	—	—	12,000
Deferred state	—	—	—

Provision for income tax expense	$(25,500)	$(38,500)	$(36,300)

The (provision) benefit for income taxes from continuing operations differs from the amount computed by applying the statutory federal income tax rate to loss before (provision) benefit for income taxes, excluding the effect of allocation charges to Optex. (See Note 11). The sources and tax effects of the differences are as follows:

	Fiscal Year Ended
	September 28, 2008	September 30, 2007	October 1, 2006

Income tax (provision) benefit at the
federal statutory rate of 34%	$3,771,300	$5,205,100	$2,824,800
State income tax provision, net of federal benefit	(16,800)	(25,400)	(36,300)
Expiration of operating loss carryforwards	(974,600)	(1,692,700)	(188,400)
Purchase accounting	—	—	(1,067,000)
Other	165,800	(5,000)	(2,800)
Valuation allowance changes affecting the provision for income taxes	(2,971,200)	(3,520,500)	(1,566,600)

	$(25,500)	$(38,500)	$(36,300)

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

The tax effect of significant temporary items comprising the Company’s deferred taxes as of September 28, 2008 and September 30, 2007, are as follows:

	September 28,	September 30,
	2008	2007

Current deferred tax assets:
Book/tax differences related to discontinued operations	$22,700	$—
Reserves not currently deductible	$1,767,100	$4,166,800
Current deferred tax liabilities:
Contract accounting	—	(130,300)
Valuation allowance	(1,789,800)	(4,036,500)

Net current deferred tax assets (liabilities)	$—	$—

Non-current deferred tax assets:
Operating loss carryforwards	$48,002,800	$42,311,000
Tax credit carryforwards	1,669,400	1,324,000
Reserves not currently deductible	—	38,600
Non-current deferred tax liabilities:
Intangible assets from Optex acquisition	—	(675,800)
Contract accounting	—	(390,800)
Valuation allowance	(49,672,200)	(42,607,000)

Net non-current deferred tax asset (liability)	$—	$—

At September 28, 2008, the Company had net operating loss carryforwards of approximately $131,342,000 for financial reporting and federal income tax purposes expiring in varying amounts from fiscal year 2009 through fiscal year 2028, and $58,242,000 for California tax purposes expiring in varying amounts from fiscal year 2009 through fiscal year 2018, available to offset future federal and California taxable income. In addition, as of September 28, 2008, the Company had qualified research credits of $2,127,000, expiring in varying amounts through fiscal year 2028, which are available to offset future income taxes. The ability of the Company to utilize the net operating loss and credit carryforwards is likely to be restricted by certain provisions of the Internal Revenue Code due to changes in ownership of the Company’s common stock. Because realization of such tax benefits is uncertain, the Company has provided a 100% valuation allowance as of September 28, 2008 and September 30, 2007. In general, an ownership change results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on numerous occasions which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control for tax purposes or could result in a change of control for tax purposes in the future upon subsequent disposition. The Company has not currently completed a study to assess whether a change in control for tax purposes has occurred or whether there have been multiple changes of control for tax purposes since the Company’s formation due to the significant complexity and cost associated with such study and that there could be additional changes in the future. If the Company has experienced a change of control for tax purposes at any time since Company formation, utilization of the Company’s NOL or R&D credit carryforwards would be subject to an annual limitation under Sections 382 and 383 of the Internal Revenue Code, determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization.

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

Note 16 —	Concentration of Revenues and Sources of Supply

In fiscal 2008, direct contracts with the U.S. government accounted for 40% of the Company’s total revenues, and second-tier government contracts with government contractors accounted for 26% of total revenues. The remaining 34% of the Company’s total revenues in fiscal 2008 were derived from non-government sources. Of the revenues derived directly or indirectly from U.S. government agencies, the U.S. Air Force and SAIC, a government contractor, accounted for 32%, and 19%, respectively, of total revenues in fiscal 2008. Loss of either of these customers would have a material adverse impact on the Company’s business, financial condition and results of operations. One non-governmental customer accounted for 16% of total revenues in fiscal 2008 and no other non-governmental customer accounted for more than 10% of total revenues in fiscal 2008.

In fiscal 2007, direct contracts with the U.S. government accounted for 54% of the Company’s total revenues, and second-tier government contracts with government contractors accounted for 31% of total revenues. The remaining 15% of the Company’s total revenues in fiscal 2007 were derived from non-government sources. Of the revenues derived directly or indirectly from U.S. government agencies, the U.S. Air Force, SAIC and the U.S. Army accounted for 36%, 17% and 16%, respectively, of total revenues in fiscal 2007. Loss of any of these customers would have a material adverse impact on the Company’s business, financial condition and results of operations. No single non-governmental customer accounted for more than 10% of the total consolidated revenues in fiscal 2007.

In fiscal 2006, direct contracts with the U.S. government accounted for 69% of the Company’s total revenues, and second-tier government contracts with prime government contractors accounted for 20% of total revenues. The remaining 11% of the Company’s total revenues were derived from non-government sources. Of the revenues derived directly or indirectly from U.S. government agencies, DARPA, U.S. Air Force and the U.S. Army accounted for 24%, 20% and 18%, respectively, of total revenues. Loss of any of these customers would have a material adverse impact on our business, financial condition and results of operations. No single non-governmental customer accounted for more than 10% of the total consolidated revenues.

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

Note 17 —	Summarized Quarterly Financial Information (Unaudited)

The following table presents the Company’s operating results for each of the eight fiscal quarters in the period ended September 28, 2008. The information for each of these quarters is unaudited and has been prepared on the same basis as the Company’s audited consolidated financial statements. In the opinion of management, all

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

necessary adjustments have been included to fairly present the unaudited quarterly results. This data should be read together with the consolidated financial statements and the notes thereto included herein.

	Quarter Ended
	December 30,	March 30,	June 29,	September 28,
	2007	2008	2008	2008

Fiscal 2008
Total revenues	$3,558,500	$5,434,100	$4,679,900	$3,004,500
Loss from operations	(1,840,800)	(1,514,300)	(1,723,300)	(1,914,100)
Loss from continuing operations	(3,453,800)	(3,297,200)	(2,876,400)	(3,172,600)
(Loss) income from discontinued operations	(259,700)	(169,700)	267,100	(8,596,600)
Net loss	(3,713,500)	(3,466,900)	(2,609,300)	(11,769,200)

Basic and diluted net (loss) income per share:
From continuing operations*	(1.26)	(1.11)	(0.97)	(1.04)
From discontinued operations	(0.09)	(0.05)	0.09	(2.74)

Basic and diluted net loss per share	$(1.35)	$(1.16)	$(0.88)	$(3.78)
Weighted average shares outstanding	2,747,700	2,976,800	3,059,000	3,136,900

*	Includes impact of undeclared, cumulative Series A-1 convertible preferred stock dividend of $78,400 and $98,400 for the fiscal quarters ended June 29, 2008 and September 28, 2008, respectively.

	Quarter Ended
	December 31,	April 1,	July 1,	September 30,
	2006	2007	2007	2007

Fiscal 2007
Total revenues	$5,028,300	$4,928,500	$5,046,300	$5,375,300
Loss from operations	(1,025,000)	(2,516,100)	(1,550,700)	(898,800)
Loss from continuing operations	(6,340,600)	(4,735,900)	(3,306,100)	(3,059,800)
Loss from discontinued operations	(86,900)	(300,000)	(1,408,400)	(2,893,400)
Net loss	(6,427,500)	(5,035,900)	(4,714,500)	(5,953,200)

Basic and diluted net loss per share:
From continuing operations	(3.15)	(1.88)	(1.28)	(1.16)
From discontinued operations	(0.04)	(0.12)	(0.55)	(1.10)

Basic and diluted net loss per share	$(3.19)	$(2.00)	$(1.83)	$(2.26)
Weighted average shares outstanding	2,012,400	2,516,900	2,580,800	2,635,400

Note 18 —	Reportable Segments

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

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

performance of a statement of work. Occasionally, the Company’s research and development contracts are firm fixed price, which require the delivery of specified work products independent of the resources or means employed to satisfy the required deliveries.

Currently, the Company’s product segment primarily consists of stacked semiconductor chip assemblies, electronic chips and miniaturized cameras, largely all of which are based on proprietary designs of the Company.

The Company’s management evaluates financial information to review the performance of the Company’s research and development contract business separately from the Company’s product business, but only to the extent of the revenues and the cost of revenues of the two segments. Because the various indirect expense operations of the Company, as well as its assets, now support all of its revenue-generating operations in a matrix manner, frequently in circumstances in which a distinction between research and development contract support and product support is difficult to identify, segregation of these indirect costs and assets is impracticable. The revenues and gross profit or loss of the Company’s two reportable segments for fiscal 2008, fiscal 2007 and fiscal 2006 are shown in the following table. The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies.

	Fiscal Years Ended
	September 28,	September 30,	October 1,
	2008	2007	2006

Contract research and development revenue	$14,157,900	$17,137,700	$16,503,700
Cost of contract research and development revenue	11,339,000	13,550,100	13,588,500

Contract research and development segment gross profit	$2,818,900	$3,587,600	$2,915,200
Product sales	$2,489,100	$3,210,900	$1,510,300
Cost of product sales	1,885,600	2,490,300	1,468,900

Product segment gross profit	$603,500	$720,600	$41,400

Reconciliations of segment revenues to total revenues are as follows:

	Fiscal Years Ended
	September 28,	September 30,	October 1,
	2008	2007	2006

Contract research and development revenue	$14,157,900	$17,137,700	$16,503,700
Product Sales	2,489,100	3,210,900	1,510,300
Other revenue	30,000	29,800	58,800

Total revenues	$16,677,000	$20,378,400	$18,072,800

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

Reconciliations of segment gross profit (loss) to loss from continuing operations before minority interest and provision for income taxes are as follows:

	Fiscal Years Ended
	September 28,	September 30,	October 1,
	2008	2007	2006

Contract research and development segment gross profit	$2,818,900	$3,587,600	$2,915,200
Product segment gross profit	603,500	720,600	41,400

Net segment gross profit	3,422,400	4,308,200	2,956,600
Add (deduct) Other revenue	30,000	29,800	58,800
General and administrative expense	(8,932,400)	(9,208,800)	(8,169,200)
Research and development expense	(1,512,500)	(1,119,800)	(353,700)
Interest expense	(6,100,200)	(7,026,800)	(1,227,700)
Settlement fee on debt default	—	—	(1,250,000)
Change in fair value of derivative instrument	—	—	(317,800)
Gain on disposal of assets	315,600	4,700	1,100
Loss on extinguishment of debt	—	(4,398,000)	—
Interest and other income	2,400	6,300	3,800

Loss from continuing operations before minority interest and provision for income taxes	$(12,774,700)	$(17,404,400)	$(8,298,100)

Note 19 —	Subsequent Events

Optex Asset Sale

On October 14, 2008, the Optex Asset Sale was completed as contemplated by a binding Memorandum of Understanding for Settlement and Debt Conversion Agreement dated September 19, 2008 (the “MOU”) between the Company and its senior lenders, Longview and Alpha (collectively, the “Lenders”). As agreed to in the MOU, Optex Systems, Inc., a Delaware corporation (“Optex-Delaware”), an entity controlled by the Lenders, credit bid $15 million in this UCC public sale, and its offer was the winning bid.

Prior to this sale, on October 12, 2008, the Company received a Notice of the Occurrence of an Event of Default and Acceleration from Optex-Delaware, which notice was amended on October 13, 2008 to make certain clarifications (as amended, the “Notice”). Optex-Delaware is the assignee of a portion of the outstanding indebtedness held by the Lenders under (i) a Term Loan and Security Agreement in the original principal amount of $8,250,000, dated December 29, 2006, executed by the Company in favor of the Lenders, (ii) Series 1 Senior Subordinated Secured Convertible Notes dated December 30, 2005 and Series 2 Subordinated Secured Convertible Notes dated December 30, 2005 in the original aggregate principal amount of $10,000,000 held by the Lenders, (iii) a Secured Promissory Note issued to Longview Fund L.P. on July 19, 2007, (iv) Secured Promissory Notes (Restructuring) issued to the Lenders on November 28, 2007, (v) an Unconditional Guaranty, dated as of December 29, 2006, executed by Optex-Texas in favor of the Lenders (vi) a Third Party Security Agreement, dated as of December 29, 2006, executed by Optex-Texas in favor of the Lenders, (vii) an Intellectual Property Security Agreement, dated as of December 29, 2006, executed by Optex-Texas in favor of the Lenders, and (viii) an Omnibus Security Interest Acknowledgement, dated as of July 19, 2007, executed by the Company and Optex-Texas in favor of the Lenders (collectively, the “Loan Documents”). As of August 24, 2008, the last interim accounting period prior to execution of the MOU, the total amount due under the Loan Documents (including principal, interest and other fees and charges) was approximately $18,357,844 (the “Obligations”). Optex-Delaware is the assignee of $15 million of the Obligations, which amount Optex-Delaware used in its credit bid for the assets

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

of Optex-Texas. The balance of the amount due under the Loan Documents, after extinguishment of $15 million of the Obligations in connection with the Optex Asset Sale, remains in default, but is subject to the forbearance agreement of the MOU, pursuant to which the Lenders agreed not to exercise remedies available under the Loan Documents pending a contemplated exchange of these remaining Obligations for new preferred stock of the Company upon the completion of certain subsequent financing events, one of which is discussed below under “Debt Financing.”

The Obligations do not include the contingent secured promissory notes payable to the Lenders in the original principal amount of $1.15 million, which notes will be cancelled in accordance with their terms in the event the Obligations are discharged as set forth in the MOU prior to December 30, 2009. The Obligations also do not include (i) any amounts currently owed to the Lenders arising for indemnification obligations under the Company’s loan documents with the Lenders; or (ii) any amounts for expenses, including attorneys fees, incurred or to be incurred by the Lenders in connection with this MOU or the restructuring transactions or enforcement transactions contemplated by the MOU. As a result of the credit bid, Optex-Delaware has acquired title to all the assets of Optex-Texas and $15 million of the debt owed by the Company to the Lenders has been extinguished. Immediately following completion of this transaction, the Company’s obligations for principal and deferred interest owed to the Lenders aggregated approximately $3.6 million, which the Lenders have agreed in the MOU to exchange for a new class of non-voting convertible preferred stock of the Company upon the Company’s closing of anticipated debt or equity financings. The MOU also contemplates an orderly transition of Optex-Texas’ operations to maintain its on-going business and obligates the Lenders to negotiate in good faith with the Company regarding a possible future contract manufacturing and consulting relationship following the public sale described above.

Debt Financing

On November 5, 2008, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with 8 accredited individual investors (each, an “Investor” and collectively, the “Investors”), pursuant to which the Company closed a private placement (the “Private Placement”) of secured promissory notes in the original aggregate principal amount of $502,000 (the “1st Closing Notes”) and, as consideration for making the advances under the 1st Closing Notes, agreed to issue to the Investors an aggregate of 267,021 shares of the Company’s Common Stock (the “1st Closing Shares”). Such 1st Closing Shares have not been registered under the Securities Act of 1933 and may not be offered or sold absent registration or an applicable exemption from registration. The number of 1st Closing Shares being issued equals 25% of the principal amount of the 1st Closing Notes divided by $0.47, which was the last closing sales price of the Company’s Common Stock immediately preceding the Company entering into the binding Subscription Agreement to issue the 1st Closing Notes (the “1st Market Value”).

On December 10, 2008, the Company expanded the Private Placement by entering into a Subscription Agreement with 6 accredited individual investors pursuant to which the Company issued secured promissory notes in the original aggregate principal amount of $138,000 (the “2nd Closing Notes”) and, as consideration for making the advances under the 2nd Closing Notes, agreed to issue to the Investors an aggregate of 86,250 shares of the Company’s Common Stock (the “2nd Closing Shares”). Such 2nd Closing Shares have not been registered under the Securities Act of 1933 and may not be offered or sold absent registration or an applicable exemption from registration. The number of 2nd Closing Shares being issued equals 25% of the principal amount of the Notes divided by $0.40, which was the last closing sales price of the Company’s Common Stock immediately preceding the Company entering into the binding Subscription Agreement to issue the 2nd Closing Notes (the “2nd Market Value”).

On January 7, 2008, the Company expanded the Private Placement further by entering into a Subscription Agreement with 5 accredited individual investors pursuant to which the Company issued secured promissory notes in the original aggregate principal amount of $178,000 (the “3rd Closing Notes”) and, as consideration for making the advances under the 3rd Closing Notes, agreed to issue to the Investors an aggregate of 108,536 shares of the Company’s Common Stock (the “3rd Closing Shares”). Such 3rd Closing Shares have not been registered under the

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

Securities Act of 1933 and may not be offered or sold absent registration or an applicable exemption from registration. The number of 3rd Closing Shares being issued equals 25% of the principal amount of the Notes divided by $0.41, which was the last closing sales price of the Company’s Common Stock immediately preceding the Company entering into the binding Subscription Agreement to issue the 3rd Closing Notes (the “3rd Market Value”).

The 1st, 2nd and 3rd Closing Notes (collectively, the “Notes”) bear interest at 12.0% per annum and will mature and become payable 18 months following their respective issuance. All amounts payable under the Notes are accelerated upon the occurrence of certain bankruptcy-related events. The Notes are secured by a security agreement in substantially all of the Company’s assets and such security interest is senior to certain obligations of the Company to Longview and Alpha pursuant to an intercreditor agreement and collateral agent agreement.

In accordance with the terms of the Notes, the Company would be required to issue an additional number of shares of the Company’s Common Stock with a value equal to 12.5% of the principal amount of each Note in the event that such Note has not been paid in full on or before the six month anniversary of the issuance date of such Note (the “Six Month Date”), based on the greater of (x) the fair market value of the Company’s Common Stock as of the Six Month Date or (y) the fair market value of the Company’s Common Stock as of the date of issuance of the Note (the “Six Month Shares”); and an additional number of shares of the Company’s Common Stock with a value equal to 12.5% of the principal amount of each Note in the event that such Note has not been paid in full on or before the twelve month anniversary of the issuance date of such Note (the “Twelve Month Date”), based on the greater of (x) the fair market value of the Company’s Common Stock as of the Twelve Month Date or (y) the fair market value of the Company’s Common Stock as of the date of issuance of the Note (the “Twelve Month Shares”). The Company may at its option expand this Private Placement.

In consideration for services rendered as the lead placement agent in the Private Placement, the Company issued to J.P. Turner & Company, LLC (“JP Turner”) five-year warrants to purchase 138,851, 44,850 and 56,439 shares of the Company’s Common Stock at an exercise price of $0.47 per share, $0.40 per share and $0.41 per share, respectively, (the “JP Warrants”), for the 1st, 2nd and 3rd closings of the Private Placement, which represents 13% of the gross proceeds of each closing divided by the respective Market Value of such closing. JP Turner also will receive, in consideration for services rendered as lead placement agent, (i) cash commissions aggregating $65,440, which represents 8% of the aggregate gross proceeds of all three closings, (ii) a management fee of $16,360, which represents 2% of the aggregate gross proceeds of all three closings and (iii) an expense allowance fee of $24,540, which represents 3% of the aggregate gross proceeds of all three closings.

On November 5, 2008, the Company also entered into a letter agreement with JP Turner pursuant to which the Company agreed to pay JP Turner $200,000 as consideration for services rendered in connection with the Company’s prior workout with Longview Fund, LP and Alpha Capital Anstalt regarding the Optex Asset Sale and related matters, which was payable in shares of the Company’s Common Stock valued at the Market Value, provided that the maximum number of shares would not exceed 300,000 shares. The closing of the Private Placement triggered this obligation, and the Company issued 300,000 shares (the “JP Shares”) of its Common Stock to JP Turner.

The Company has not granted registration rights with respect to the Shares, the JP Warrants or the JP Shares. The proceeds from the Private Placement will be used to finance the working capital needs of the Company. The Company had 5,341,958 shares of Common Stock outstanding immediately prior to the 1st closing of the Private Placement.

Fiscal 2009 Contributions to Employee Benefit Plan

In October 2008, 1,785,700 shares of the Company’s common stock were issued to effectuate a $750,000 non-cash contribution to the Company’s employee retirement plan, the ESBP, for fiscal 2009.

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

2008 Patent Sale and License

In December 2008, the Company entered into an agreement to sell most of its patents in consideration for a cash payment of up to $9.5 million and it is anticipated that the Company will be granted a royalty-free, worldwide, non- exclusive license back to the Company under the patents, with the closing of the transaction subject to the fulfillment of certain conditions, including the consent and release of liens by the Company’s secured lenders. As of the date of this report, fulfillment of these conditions had not yet been completed and the transaction was still pending, with no guarantee of closure. The exact list of patents to be sold has not yet been finalized.

Pro-forma Effects (Unaudited)

The net effect of the subsequent events discussed above was to substantially reduce the Company’s working capital deficit as reflected in the unaudited pro-forma consolidated balance sheet presentation that follows, which gives effect to these events as though they had closed or settled on or before September 28, 2008.

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

Irvine Sensors Corporation

Consolidated Balance Sheets

			September 28,
	September 28,		2008
	2008	Pro Forma	Pro Forma
	As Reported	Adjustments	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$638,600	$631,700	$1,270,300
Restricted cash	41,700		41,700
Accounts receivable, net of allowance for doubtful accounts of $15,000 and $15,000, respectively	662,400		662,400
Unbilled revenues on uncompleted contracts, net of allowance of $18,400 and $0, respectively	1,279,700		1,279,700
Inventory, net	1,126,900		1,126,900
Prepaid expenses and other current assets	64,800		64,800
Current assets of discontinued operations	7,494,700	(7,494,700)	—

Total current assets	11,308,800	(6,863,000)	4,445,800
Property and equipment, net	4,328,300		4,328,300
Intangible assets, net	1,005,500		1,005,500
Deferred costs	260,100	1,800	261,900
Deposits	101,000		101,000
Non-current assets of discontinued operations	5,880,300	(5,880,300)	—

Total assets	$22,884,000	$(12,741,500)	$10,142,500

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$4,047,100	$	$4,047,100
Accrued expenses	4,595,200	(1,411,900)	3,183,300
Accrued estimated loss on contracts	144,500		144,500
Advance billings on uncompleted contracts	21,900		21,900
Deferred revenue	385,000		385,000
Income taxes payable	14,400		14,400
Restructured debt, net of discounts — current portion	11,788,800	(8,213,600)	3,575,200
Promissory note payable — related party	400,000		400,000
Subordinated term loan — related party	2,000,000		2,000,000
Capital lease obligations — current portion	29,100		29,100
Current liabilities of discontinued operations	4,009,600	(4,009,600)	—

Total current liabilities	27,435,600	(13,635,100)	13,800,500
Senior promissory notes, net of discounts	—	613,500	613,500
Executive Salary Continuation Plan liability	3,484,800		3,484,800
Capital lease obligations, less current portion	11,200		11,200
Minority interest in consolidated subsidiaries	411,600		411,600

Total liabilities	31,343,200	(13,021,600)	18,321,600

Commitments and contingencies (Note 13)
Stockholders’ deficit:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; 126,000 shares issued and outstanding	1,300		1,300
Common stock, $0.01 par value, 150,000,000 shares authorized; 3,557,200 and 5,803,700 shares issued and outstanding, respectively	35,600	22,500	58,100
Common stock warrants; 717,900 warrants outstanding	—		—
Deferred stock-based compensation	(183,200)	(750,000)	(933,200)
Common stock held by Rabbi Trust	(1,214,100)		(1,214,100)
Deferred compensation liability	1,214,100		1,214,100
Paid-in capital	159,901,000	1,007,600	160,908,600
Accumulated deficit	(168,213,900)		(168,213,900)

Total stockholders’ deficit	(8,459,200)	280,100	(8,179,100)

	$22,884,000	$(12,741,500)	$10,142,500

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to
	Beginning	Costs and		Balance at
	of Year	Expenses	Deductions	End of Year

Fiscal year ended September 28, 2008:
Allowance for doubtful accounts	$15,000	$—	$—	$15,000
Inventory reserves	$3,949,400	$366,500	$3,049,700	$1,266,200
Fiscal year ended September 30, 2007:
Allowance for doubtful accounts	$131,000	$—	$116,000	$15,000
Inventory reserves	$3,490,200	$500,500	$41,300	$3,949,400
Fiscal year ended October 1, 2006:
Allowance for doubtful accounts	$70,000	$61,000	$—	$131,000
Inventory reserves	$3,275,000	$734,100	$518,900	$3,490,200

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Irvine Sensors Corporation
Costa Mesa, California

We have audited the accompanying consolidated balance sheets of Irvine Sensors Corporation as of September 28, 2008 and September 30, 2007, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years ended September 28, 2008, September 30, 2007 and October 1, 2006. Our audits of the basic financial statements included the financial statement Schedule II listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Irvine Sensors Corporation as of September 28, 2008 and September 30, 2007, and the results of its operations and its cash flows for the years ended September 28, 2008, September 30, 2007 and October 1, 2006, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement Schedule II, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company incurred net losses of $21.6 million, $22.1 million, and $8.4 million for the years ended September 28, 2008, September 30, 2007 and October 1, 2006, respectively, and the Company has a working capital deficit of $16.1 million at September 28, 2008. These factors, among others, as discussed in Note 2 to the consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2 to the consolidated financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Grant Thornton LLP

Irvine, California
January 9, 2009