Form 10-K/A
period 2008-09-28
IRVINE SENSORS CORP/DE/
filed 2009-01-26
CIK 357108

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 28, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-8402

IRVINE SENSORS CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0280334
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3001 Red Hill Avenue, Costa Mesa, California (Address of Principal Executive Offices)	92626 (Zip Code)

Registrant’s telephone number, including area code:
(714) 549-8211

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock	The NASDAQ Stock Market LLC

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

As of January 22, 2009, there were 5,641,792 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
None.

IRVINE SENSORS CORPORATION

ANNUAL REPORT ON FORM 10-K/A (AMENDMENT NO. 1)
FOR THE FISCAL YEAR ENDED SEPTEMBER 28, 2008

		PAGE

Explanatory Note		3

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	3
Item 11.	Executive Compensation	8
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	22
Item 13.	Certain Relationships and Related Transactions, and Director Independence	26
Item 14.	Principal Accountant Fees and Services	33

PART IV
Item 15.	Exhibits and Financial Statement Schedules	34
Signatures		43
EX-31.1
EX-31.2
EX-32

EXPLANATORY NOTE

On January 12, 2009, Irvine Sensors Corporation filed with the Securities and Exchange Commission, which we refer to hereafter as the SEC, our Annual Report on Form 10-K for our fiscal year ended September 28, 2008, referred to below as our Initial Form 10-K. In accordance with SEC rules, we incorporated by reference Part III of our Initial Form 10-K from the definitive Proxy Statement to be filed by us in connection with our 2009 Annual Stockholders’ Meeting, which we had anticipated filing on or before January 26, 2009. Since filing our Initial Form 10-K, we have decided to delay the filing of our definitive Proxy Statement until after January 26, 2009. Accordingly, and, in accordance with SEC rules, we are filing this amendment to our Initial Form 10-K to include the disclosures required by Part III of Form 10-K.

This Amendment No. 1 on Form 10-K/A amends Part III of our Initial Form 10-K in order to include those disclosures required by Part III of Form 10-K. This Amendment No. 1 also deletes the incorporation by reference of our definitive Proxy Statement from the cover page and updates the signature page, Item 15 of Part IV, and Exhibits 31.1, 31.2 and 32.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the complete text of each of Items 10, 11, 12, 13 and 14 of Part III and Item 15 of Part IV, as amended, is set forth below. This Amendment No. 1 speaks as of the original filing date of our Initial Form 10-K and reflects only the changes discussed above. No other information included in our Initial Form 10-K, including the information set forth in Part I, Part II or the financial statements and the footnotes thereto, has been modified or updated in any way.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our executive officers and directors, and their ages, positions and biographical information, as of January 22, 2009, are as follows:

Name	Age	Position

John C. Carson	70	Chairman of the Board, Chief Executive Officer and President
Peter Kenefick	49	Vice President
Volkan Ozguz	53	Senior Vice President and Chief Technical Officer
Daryl L. Smetana	57	Vice President
John J. Stuart, Jr.	69	Senior Vice President, Chief Financial Officer, Secretary and Treasurer
Marc Dumont(1)(2)(3)	65	Director
Jack Johnson(1)	61	Director
Thomas M. Kelly(1)(2)	67	Director
Frank Ragano(3)	80	Director
Robert G. Richards(2)	80	Director

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

(3)	Member of the Nominating and Corporate Governance Committee

Mr. Carson is one of our co-founders and has been one of our directors from April 1982 through May 2002 and again from March 2003 to date. He became Chairman of the Board in August 2008. Mr. Carson has served as our Chief Executive Officer since April 2005, our President since May 2002, our Chief Operating Officer since October 2001 and, prior to that time, as a Senior Vice President from April 1982 through May 2002. He became Chief Technical Officer in February 1997. Mr. Carson also serves as a director of Optex, a discontinued subsidiary, (since December 30, 2005), MSI, a licensor of technology related to micromachined products (since October 1997), iNetWorks, a developer of technology related to Internet routing (since November 2000), Novalog, a provider of wireless infrared chip products (since May 2002), and RedHawk Vision, a provider of software products (since May 2002). He has also been Chief Executive Officer of MSI since May 2002 and Novalog and RedHawk since April 2005 and President of Optex since October 2007. Mr. Carson has been awarded 15 patents for smart sensors, 3D packaging and single processing architectures, including neural networks. Mr. Carson holds a B. S. in Physics from the Massachusetts Institute of Technology.

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

Mr. Johnson has been one of our directors since July 2008. He has been an independent management consultant since March 2007. Prior to that time, Mr. Johnson served in various executive and managerial capacities with Iteris, Inc., a designer and manufacturer of intelligent vision systems, and its former parent, Odetics, Inc. Mr. Johnson was President, Chief Executive Officer and a director of Iteris from October 2004, when Iteris merged with Odetics, until March 2007. From December 1999 to October 2004, Mr. Johnson served as President, Chief Executive Officer and a director of Iteris, when it was a majority-owned subsidiary of Odetics. Previous positions included General Manager of the ITS division of Odetics, Vice President and General Manager of Odetics’ Omutec division, Director of Contracts for the Space division of Odetics, the Controller of Infodetics, a former subsidiary of Odetics, and Controller of Odetics. Prior to joining Odetics, Mr. Johnson served as a certified public accountant with Peat Marwick Mitchell. Mr. Johnson has a Bachelors degree in Accounting from Northern Illinois University.

Dr. Kelly has been one of our directors since October 2000. Dr. Kelly was also a director of our former subsidiary, Silicon Film, from its organization in August 1998 until October 2001. From 1968 until his retirement in early 1998, Dr. Kelly held various positions with Eastman Kodak Company, a photographic products and services company. Immediately prior to his retirement, he served as a Director of Kodak’s Digital Products Center, and General Manager of Digital Camera Products. Dr. Kelly holds a Ph.D. in Physics from Wayne State University and a B.S. in Physics from LeMoyne College.

Mr. Kenefick has been one of our Vice Presidents since October 2006 and Vice President of Optex since September 2007. He also acted as Optex’s General Manager from September 2007 until January 2008, when we employed a permanent General Manager for Optex. He joined us in April 2005 as Director of Advanced Systems. Prior to that time, from January 2001 until he joined us, Mr. Kenefick was Program Manager at Hamilton Sundstrand Sensor Systems, where he was responsible for development and low rate production of a highly complex military sensor system. From August 1994 to January 2001, Mr. Kenefick had program management assignments with BF Goodrich Aerospace, Space Flight Systems, culminating with his appointment as Director of Space Programs for that company. Prior to his affiliation with BF Goodrich, Mr. Kenefick had approximately 13 years of program management and engineering experience with aerospace and defense contractors. Mr. Kenefick holds a B.S. in Mechanical Engineering from Rensselaer Polytechnic Institute.

Dr. Ozguz has been one of our Senior Vice Presidents since March 2005 and Chief Technical Officer since March 2004. He has been with us since December 1995 in various management positions in research and development. Prior to joining us, Dr. Ozguz was a research scientist and lecturer at the University of California, San Diego. He is the author of numerous technical publications and is the inventor on several patents assigned to us. Dr. Ozguz holds a B.S. and M.S. in Electrical Engineering from Istanbul Technical University and a Ph.D. in Electrical Engineering from North Carolina State University.

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

Our Board has implemented a process by which stockholders may send written communications to the attention of the Board, any committee of the Board or any individual Board member, care of our Secretary at 3001 Red Hill Avenue, Bldg. 4-108, Costa Mesa, California 92626. This centralized process will assist the Board in reviewing and responding to stockholder communications in an appropriate manner. The name of any specific intended Board recipient should be noted in the communication. Our Secretary, with the assistance of our Assistant Secretary, will be primarily responsible for collecting, organizing and monitoring communications from stockholders and, where appropriate depending on the facts and circumstances outlined in the communication, providing copies of such communications to the intended recipients. Communications will be forwarded to directors if they relate to appropriate and important substantive corporate or Board matters. Communications that are of a commercial or frivolous nature or otherwise inappropriate for the Board’s consideration will not be forwarded to the Board. Any communications not forwarded to the Board will be made available to any of our independent directors upon their request. There have been no material changes to these procedures during the last fiscal year.

Corporate Governance, Board Composition and Board Committees

Board Committees and Meetings

Our Board is composed of a majority of independent directors (as independence is defined under Nasdaq listing standards). Mr. Carson is not considered independent due to his employment with us during the past three fiscal years. Except for Mr. Carson, all of the other directors are considered independent under Nasdaq listing standards. During the fiscal year ended September 28, 2008, which we refer to as fiscal 2008, the Board held fifteen meetings and acted by unanimous written consent on nine occasions. The Board has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Each director attended or participated in 75% or more of (i) the total number of meetings of the Board during his term of service and (ii) the total number of meetings held during his term of service by all committees of the Board on which such director served during fiscal 2008. We also encourage all members of the Board to attend our annual meeting of stockholders each year. All current directors attended our annual meeting in 2008.

Audit Committee

The Audit Committee currently consists of three directors, Mr. Johnson, who has served as its Chairman since his election to the Board in July 2008, Mr. Dumont and Dr. Kelly, each of whom also served on the Audit Committee during fiscal 2008. The Audit Committee reviews, acts on and reports to the Board with respect to various auditing and accounting matters, including the selection of our independent auditors, the scope of the annual audits, pre-approval of any non-audit services to be performed by and all fees to be paid to our independent auditors, the performance of our accountants, our accounting practices and internal accounting controls. The Audit Committee is responsible for establishing, and has established, procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters, and for the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters. In addition, all related person transactions are reviewed and approved by the Audit Committee. See “Certain Relationships and Related Person Transactions” below. The Audit Committee held thirteen meetings during fiscal 2008. The Board has determined that all members of the Audit Committee are “independent” as that term is defined under the Nasdaq listing standards and under special standards established by the SEC. Each member of the Audit Committee can read and has an understanding of fundamental financial statements. Mr. Johnson, the Audit Committee’s Chairman, has been designated by the Board as the Audit Committee’s financial expert as that term is described in Item 407(d)(5) of Regulation S-K. Stockholders should understand that this designation is a disclosure requirement of the SEC related to Mr. Johnson’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose on Mr. Johnson any duties, obligations or liability that are greater than are generally imposed on him as a member of the Audit Committee and the Board, and his designation as an Audit Committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or Board. The Board has adopted and approved a written charter for the Audit Committee, and a copy of this charter is posted on our web site at http://www.irvine-sensors.com under the Investors section. The inclusion of our web site address in this report does not include or incorporate by reference the information on our web site into this report.

Compensation Committee

The Compensation Committee currently consists of three directors, Mr. Dumont, who serves as its Chairman, Dr. Kelly and Mr. Richards. This Committee reviews and approves our general compensation policies, makes recommendations to the Board as to the salaries of our officers and executive bonuses and makes or recommends to the Board the award of stock options and restricted stock grants to employees, officers and directors. The Compensation Committee held ten meetings during fiscal 2008 and acted by unanimous consent on three occasions. The Board has determined that all members of the Compensation Committee are “independent” as defined under the Nasdaq listing standards. The Board has adopted and approved a written charter for the Compensation Committee. A copy of this charter is posted on our web site at http://www.irvine-sensors.com under the Investors section. The inclusion of our web site address in this report does not include or incorporate by reference the information on our web site into this report.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee currently consists of two directors, Mr. Dumont, and Gen. Ragano, each of whom the Board has determined is “independent” as defined under the Nasdaq listing standards. The Nominating and Corporate Governance Committee identifies, screens and reviews potential directors and makes recommendations to the Board for management nominees for election to the Board at each annual meeting of stockholders and candidates to fill any vacancies on the Board. All director nominees are either selected or recommended for the Board’s selection, either by a majority of the independent directors of the Board or this committee comprised solely of independent directors. This Committee also reviews and recommends our policies and procedures regarding corporate ethics and other corporate governance matters. The Nominating and Corporate Governance Committee held one meeting during fiscal 2008. The Board has adopted and approved a written charter for the Nominating and Corporate Governance Committee, and a copy of this charter is posted on our web site at http://www.irvine-sensors.com under the Investors section. The inclusion of our web site address in this report does not include or incorporate by reference the information on our web site into this report.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, which we refer to hereafter as the Exchange Act, requires our officers and directors and persons who own more than ten percent of a class of our equity securities registered under the Exchange Act, to file with the SEC reports of ownership and changes in ownership of our Common Stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of these forms, we believe that each of our executive officers, directors and holders of ten percent or more of our Common Stock timely filed all reports required to be filed pursuant to Section 16(a) of the Exchange Act during fiscal 2008.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

The following discussion and analysis of our compensation practices and related compensation information should be read in conjunction with the Summary Compensation Table and other tables included in this report, as well as our financial statements and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended September 28, 2008. The following discussion includes statements of judgment and forward-looking statements that involve risks and uncertainties. These forward-looking statements are based on our current expectations, estimates and projections about our industry, our business, compensation, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words and include, but are not limited to, statements regarding projected performance and compensation. Actual results could differ significantly from those projected in the forward-looking statements as a result of certain factors, including, but not limited to, the risk factors discussed in the our Annual Report on Form 10-K for the fiscal year ended September 28, 2008. We assume no obligation to update the forward-looking statements or such risk factors.

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

Compensation Components and Process

The Compensation Committee’s conclusions on the compensation levels for the executive officers are based in part on executive compensation data including cash compensation and long-term incentive compensation drawn from information available in the public domain and from third-party proprietary sources such as the American Electronics Association, the AEA, and the National Association of Corporate Directors, the NACD, and also the recommendations of our Chief Executive Officer. For compensation comparison purposes, the Compensation Committee seeks to obtain data regarding organizations considered to be comparable from a variety of perspectives, in order to ensure that comparisons include both the relevant labor market for talent as well as business competitors. In that context, we typically refer to the executive survey information available from the AEA and the NACD for data on comparable technology-based enterprises to obtain a general understanding of current compensation practices. The Compensation Committee believes that external market pay practices help inform the organization on the competitiveness of its pay programs.

The Compensation Committee recommended base salary and performance metrics for executive officer incentive awards for fiscal 2008 to the Board of Directors on January 14, 2008, and the recommendation was adopted by the Board of Directors on January 15, 2008.

Summary of Fiscal 2007 and Fiscal 2008 Executive Compensation

A summary of executive compensation for fiscal 2007 and fiscal 2008 is presented in the following table. A discussion of each of the principal elements comprising this executive compensation follows this table.

Summary Compensation Table

							Change in
							Pension Value
							and
							Nonqualified
							Deferred
				Stock		Non-Equity	Compensation	All Other
			Bonus	Awards	Option	Incentive Plan	Earnings	Compensation
	Fiscal	Salary	($)	($)	Awards	Compensation	($)	($)	Total
Name and Principal Position	Year	($)	(1)	(2)	($)	($)	(3)	(4)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

John C. Carson	2008	280,779	—	—	—	—	(95,470)	53,854	239,163
Chief Executive Officer and President	2007	257,504	—	—	—	—	(37,535)	71,904	291,873
John J. Stuart, Jr.	2008	251,231	—	—	—	—	(97,710)	33,822	188,343
Chief Financial Officer, Senior Vice President, Secretary and Treasurer	2007	245,007	—	—	—	—	(38,172)	61,982	268,817
Volkan Ozguz	2008	248,352	11,956	43,605	—		—	10,516	314,429
Senior Vice President, Chief Technical Officer	2007	232,534	56,400	36,660	—		—	19,562	308,496
Daryl L. Smetana	2008	196,659	—	4,183	—		—	28,910	229,752
Vice President	2007	189,774	11,000	7,150	—		—	54,463	255,237
Peter Kenefick	2008	206,016	—	6,984	—		—	10,226	223,226
Vice President of Irvine Sensors Corporation and Vice President and former General Manager of Optex Systems, Inc.	2007	172,120	43,400	28,210	30,690		—	13,035	259,245

(1)	Fiscal 2007 bonus awards were declared for the named individuals in January 2008 based on performance against fiscal 2007 individual incentive targets established in December 2006, as measured upon filing of our Form 10-K in January 2008 and a discretionary grant for Mr. Kenefick. The sole fiscal 2008 bonus award was declared for Dr. Ozguz in January 2009 based on performance against fiscal 2008 individual incentive targets established in January 2008, as measured upon filing of our Form 10-K in January 2009. All bonus awards for fiscal 2007 and fiscal 2008 are payable 35% in cash and 65% in common stock under the 2006 Omnibus Incentive Plan.

(2)	Reflects stock portion of the bonus awards for fiscal 2007 and fiscal 2008 referred to in footnote (1) above.

(3)	Pension values declined in fiscal 2007 and fiscal 2008 because the named individuals remained employed with us, and the present value of projected future payment streams declined correspondingly. Nonqualified deferred compensation in our plan is derived from a market-based security, our Common Stock, and as such, does not contribute above-market earnings to the accounts of the named individuals.

(4)	Amounts in this column include the value of shares contributed to the named individual’s account in the Employee Stock Bonus Plan. See “Employee Stock Bonus Plan.” Amounts in this column also include the value of shares contributed to a Rabbi Trust to be held for the benefit of the named individuals pursuant to a non-qualified deferred compensation retirement plan. See “Non-Qualified Deferred Compensation Plan.”

Principal Elements of Executive Compensation

Base Salary.  In determining executive compensation, we take into account overall expense control. Our Board of Directors approves initial annual base salary for newly hired executive officers based on comparable data for similar positions at peer companies, such as that available from the AEA and the NACD, and based on the recommendations of our Chief Executive Officer. Our Compensation Committee reviews all executive officer base salaries annually, taking into account both updated peer group data in the public domain and from third-party proprietary survey sources such as the AEA and the NACD and individual performance during the previous year. We believe that adjustments should be made to base salary both to reflect market changes and to reward high performance within the confines of overall expense control. Each of our executive officers undergoes an annual performance review with our Chief Executive Officer, and during that review develops an individual performance plan for the upcoming year. In reviewing past performance, the Chief Executive Officer and the executive officer will compare actual performance during the review year to the objectives set at the beginning of the year, taking into account other factors that may not have been anticipated when the objectives were first set. In setting objectives for the upcoming year, the Chief Executive Officer and the executive officer will typically consider not only corporate objectives, but also the executive officer’s short and long-term career objectives.

To assist our Compensation Committee in reviewing executive officer performance in fiscal 2007 for fiscal 2008 compensation purposes and in fiscal 2006 for fiscal 2007 compensation purposes, our Chief Executive Officer provided the Compensation Committee with his analysis of the performance and potential of each executive officer, and made recommendations based on how well each executive officer executed on his individual performance plan while also taking into account compensation paid in comparable industries, as identified by the AEA and the NACD. In the case of the Chief Executive Officer, the Compensation Committee ranked his fiscal 2007 performance against goals set by the Compensation Committee early in fiscal 2007 and his fiscal 2006 performance against goals set by the Compensation Committee early in fiscal 2006. These considerations resulted in a recommendation for a 11.5% increase in the Chief Executive Officer’s base salary commencing in January 2008 and a 4% increase in his base salary commencing in January 2007. Recommendations to adjust base salaries of the Chief Executive Officer and other executive officers during fiscal 2008 were made by the Compensation Committee on January 14, 2008, ratified by the Board of Directors on January 15, 2008 and such adjustments took effect on January 2, 2008. Recommendations to adjust base salaries of the Chief Executive Officer and other executive officers during fiscal 2007 were made by the Compensation Committee on December 19, 2006, ratified by the Board of Directors on that same date and such adjustments took effect on January 1, 2007. Our compensation policies with respect to new hires or promotions are different as compared to annual adjustments because recruitment and promotion requires different consideration than retention. In that context, Mr. Kenefick, our Vice President of Electronic and Electro Optical Product Operations, received a 24% increase in his base salary in fiscal 2007 in recognition of his promotion to that position. In fiscal 2008, Mr. Kenefick received a 20% increase in his base salary in recognition of further increased responsibilities related to his acting as General Manager of the Company’s Optex Systems, Inc. subsidiary. All other executive officers’ base salaries, other than the CEO’s and Mr. Kenefick’s, were increased by a range of 2% to 4% in fiscal 2007 and fiscal 2008.

Discretionary Bonus.  The Compensation Committee also has the discretion under extraordinary circumstances to award bonuses to executive officers at the recommendation of the Chief Executive Officer. The Chief Executive Officer did not recommended any discretionary bonuses to executive officers for fiscal 2008, but did recommend a discretionary bonus to Mr. Kenefick in fiscal 2007.

Annual Incentive Awards Plan.  We have an annual incentive awards plan for executives to more closely align executive compensation with our annual operating plan as measured by financial results. Incentive targets for each executive officer are determined by the Compensation Committee after considering the recommendation of our Chief Executive Officer. Annual incentive plan awards are designed to reward personal contributions to our success and are earned under a structured formula. The threshold for earning incentive awards for fiscal 2008 was set at attaining 90% of our total target revenues or the revenues of the respective business unit for which the executive was responsible and at attaining 70% for other metrics. Achievement of the threshold award level was to result in 50% of the target bonus associated with each metric for each executive, with bonus awards increasing linearly as achievement exceeded threshold levels up to 100% of the target bonus being earned at full achievement of performance targets. For achievement above target, awards were to increase proportionately to the percentage increase in the metric above target up to a maximum of 200%.

For fiscal 2008 and fiscal 2007, annual incentive award targets for executive officers were established for payments to be made with a combination of stock awards vesting over time and cash. Both stock and cash awards for fiscal 2008 and fiscal 2007 were based on performance measurements within a twelve month period, so they are not considered long-term incentive awards as discussed below, even though a portion of such stock awards do not become fully vested upon grant. One named executive officer, Dr. Ozguz, partially met incentive bonus award targets as determined by final results for fiscal 2008. Dr. Ozguz’s incentive award resulted from achievement of his fiscal 2008 threshold business unit revenue target of $9.1 million. The incentive award to Dr. Ozguz, based on performance metrics for fiscal 2008, has been approved by the Compensation Committee and the Board, effective with the filing of our Initial Form 10-K for fiscal 2008, but has not yet been paid. The stock component will be paid with shares of common stock, one-third of which shares will be immediately vested and the remaining two-thirds of which will vest upon each anniversary of the filing of the fiscal 2008 Form 10-K over a two-year period, so long as Dr. Ozguz remains in our service.

Three named executive officers, Dr. Ozguz, Mr. Smetana and Mr. Kenefick, partially met incentive award targets as determined by final results for fiscal 2007. Dr. Ozguz’s incentive award resulted from a combination of nearly full achievement of the fiscal 2007 approximate $10.8 million revenue target and partial achievement of the 25% gross profit percentage target of the business unit for which he is responsible. Mr. Smetana’s incentive award resulted from the percentage of his aggregate target award potential being based upon the revenue achievement of Dr. Ozguz’s business unit to which Mr. Smetana provides oversight and support. Mr. Kenefick’s incentive award also partially resulted from the revenue achievement of Dr. Ozguz’s business unit, with which a portion of Mr. Kenefick’s operations shares staff and equipment. The balance of Mr. Kenefick’s incentive award was derived from partial achievement of the 25% gross profit percentage target of the business unit for which he is responsible. The stock components of the incentive awards to Dr. Ozguz, Mr. Smetana and Mr. Kenefick, based on performance metrics for fiscal 2007, were paid with shares of common stock issued on January 22, 2008, one-third of which shares were immediately vested and the remaining two-thirds of the shares will vest upon each anniversary over a two-year period, so long as the recipients remain in our service.

Fiscal 2009 annual incentive award targets for executive officers were established in January 2009, based on performance targets for the various business units, as well as those of our total business. Threshold criteria for award of fiscal 2009 incentive awards remained at 90% for revenue targets and 70% for other performance metrics, the same as those for fiscal 2008. The two named executive officers that are operationally responsible for specific business units, Dr. Ozguz and Mr. Kenefick, have fiscal 2009 incentive award targets related to the revenue, gross profit percentage and earnings before interest and taxes (“EBIT”) of their respective business units. Dr. Ozguz and Mr. Kenefick also have 10% of their respective target bonus potential related to the revenue of each other’s business unit with which they share staff and equipment. The fiscal 2009 incentive award targets for Mr. Carson, the CEO, Mr. Stuart, the CFO, and Mr. Smetana, the Vice President of Operations, contain elements related to total revenue, EBIT and earnings before interest, taxes, depreciation and amortization, or EBITDA, of the consolidated business. Accordingly, incentive awards for these individuals will be substantially more difficult to achieve because of the requirement for the consolidated business to achieve at least 90% of the total revenue target, 50% of the EBIT target and 70% of the EBITDA target in fiscal 2009, regardless of whether any of the business units exceed their threshold targets. The fiscal 2009 incentive award targets for Mr. Carson, the CEO, and Mr. Stuart, the CFO, also contain an element that will be paid if a pending sale of patents closes for an aggregate sales price of $7 million or greater.

Long-Term Equity-Based Incentive Awards.  The goal of our long- term, equity-based incentive awards is to serve as a long term staff retention vehicle by aligning the interests of executive officers with stockholders and providing each executive officer with a significant incentive to manage our business from the perspective of an owner with an equity stake. The Compensation Committee administers our equity-based incentive plans for executive officers and determines the size of long-term, equity-based incentives according to each executive’s corporate position, and sets a level it considers appropriate to create a meaningful opportunity for stock ownership. In addition, the Compensation Committee takes into account an individual’s recent performance and his or her potential for future responsibility and promotion. Our Chief Executive Officer historically has made recommendations to our Board of Directors and Compensation Committee regarding the amount of stock and stock options and other compensation to grant to our other named executive officers based upon his assessment of their performance, and may continue to do so in the future. Our executive officers, however, do not make any determinations as to when grants are made of stock or stock options. We do not require a minimum stock ownership by our executive officers.

Under our 2006 Omnibus Incentive Plan, the development of which took into account certain advice of a compensation consultant, we have the ability to grant different forms of equity compensation, including stock options, stock appreciation rights, non-vested stock and non-vested stock units, performance awards and other stock grants. Prior to fiscal 2007, we chose largely to use stock options for purposes of providing long-term incentives since we believed they could provide incentives that are commensurate with total stockholder return and employee retention. While we have continued to utilize the grant of stock options to officers and directors in recognition of special circumstances, starting in fiscal 2007 we changed our standard executive compensation practice to emphasize an “earned bonus” concept, with the amount of the bonus based on attainment of pre-specified internal measures related to the executive’s areas of responsibility and to de-emphasize the use of stock options as the primary element of our incentive compensation. We made this change to more closely align the value of incentive payments with the current performance of each executive, rather than primarily relying on the incentives derived from stock options, whose value is based partially on the performance of the corporation as a whole and partially by market forces outside of the control of the executive. We plan to pay any such earned bonuses generally by awarding 65% of said bonuses in stock valued at the closing price of our common stock four trading days after our Form 10-K is filed for the fiscal year in which the bonuses are earned and the 35% remainder in cash. The stock component of such an award typically vests in three equal annual increments with the first one-third vesting immediately upon grant. We believe that this approach will offer a more immediate incentive to achievement of pre-specified performance goals while still providing an incentive to work towards achieving increases in the value of our common stock. In contrast, stock options only provide actual economic value to the executive officer if the market price of our shares appreciates over the option term. We continue to believe that time-vesting incentive awards, whether of nonvested stock or stock option grants, offers an incentive for executive retention. Lastly, changes in the financial accounting standards for share based compensation that became effective in our fiscal 2006 eliminated the accounting benefit from the issuance of stock options that previously existed, and we believe our current incentive compensation program should provide greater incentives for our executives at the same or lesser cost than continuing our previous primary reliance on stock options.

In fiscal 2008, we made stock option grants to executive officers in recognition of extraordinary demands placed upon such individuals by the Company’s financial circumstances. The compensation amounts shown for stock options in the Summary Compensation Table are calculated in accordance with Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”) and represent the amount of compensation earned during fiscal 2007 and fiscal 2008 that is reflected in our financial statements. Actual compensation earned from stock options can be higher or lower than the compensation expense recognized for purposes of SFAS 123(R).

The stock options we granted in fiscal 2008 to named executive officers were to John Carson and John Stuart and amounted to options to purchase 60,000 shares and 30,000 shares, respectively, or approximately an aggregate of 1.0% of our presently outstanding common stock. These options were granted to Mr. Carson and Mr. Stuart on March 5, 2008, pursuant to action taken at a meeting of our Compensation Committee on that date. The material terms of the stock options granted to these named executive officers in fiscal 2008 included: (a) exercise price of $13.00 per share, which was greater than the fair market value of our Common Stock on the grant date; (b) 25% of grant vesting at September 30, 2008, March 31, 2009, September 30, 2009 and March 31, 2010; and (c) ten year term.

Grants of stock or stock options provided to executive officers are typically granted pursuant to action by the Compensation Committee either by unanimous written consent or at a duly constituted meeting of the Compensation Committee in person on the same day as a regularly scheduled meeting of the Board of Directors, in conjunction with ongoing review of each executive officer’s individual performance, unless the executive officer is a new hire or other individual performance considerations are brought to the attention of our Compensation Committee during the course of the year. Such a Compensation Committee meeting is usually scheduled well in advance, without regard to earnings or other major announcements by us. We intend to continue this practice of approving stock-based awards concurrently with regularly scheduled meetings, unless earlier approval is required for new hires, new performance considerations or retention purposes, regardless of whether or not our Board of Directors or Compensation Committee knows material non-public information on such date. We have not timed, nor do we intend to time, our release of material non-public information for the purpose of affecting the value of executive compensation. The date of our stock or stock option grants is the date our Board of Directors or Compensation Committee meets to approve such grants or the date our Compensation Committee executes its action by unanimous written consent regarding such approval. In accordance with our 2006 Omnibus Incentive Plan, the exercise price of all stock options is set to be equal or greater than the closing price of our common stock as reported by the Nasdaq Capital Market on the date of the stock option grants. Option grants to non-executive employees typically have historically occurred in conjunction with their ongoing performance review, or shortly after hire, either upon the next scheduled meeting of the Board and Compensation Committee or pursuant to unanimous written consent of the Compensation Committee.

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

A summary of both long-term incentive plan awards and 2006 Omnibus Plan awards to named executive officers for fiscal 2008 is presented in the following table:

Grants of Plan-Based Awards for Fiscal 2008

All Other
								Stock	All Other
								Awards:	Option Awards:
					Estimated Future Payouts Under Equity Incentive			Number of	Number of	Exercise or
		Estimated Future Payouts			Plan			Shares of	Securities	Base Price of
		Under Non-Equity Incentive Plan Awards (1)			Awards (1)			Stock or	Underlying	Option
		Threshold	Target	Maximum	Threshold	Target	Maximum	Units	Options	Awards
Name	Grant Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)

John C. Carson	3/05/08	—	—	—	—	—	—	—	60,000	13.00
Chief Executive Officer and President
John J. Stuart, Jr.	3/05/08	—	—	—	—	—	—	—	30,000	13.00
Chief Financial Officer, Senior Vice President, Secretary and Treasurer
Volkan Ozguz	—	—	—	—	—	—	—	—	—	—
Senior Vice President, Chief Technical Officer
Daryl L. Smetana	—	—	—	—	—	—	—	—	—	—
Vice President
Peter Kenefick	—	—	—	—	—	—	—	—	—	—
Vice President of Irvine Sensors Corporation and Vice President and formerly General Manager of Optex Systems, Inc.

(1)	All incentive plan awards to date, both non-equity and equity, have performance periods equal to the fiscal year. Therefore, no multiple year estimates are provided.

Outstanding equity awards held by named executive officers at fiscal 2008 year-end, September 28, 2008, are shown in the following table:

	Option Awards							Stock Awards
									Equity
								Equity	Incentive Plan
			Equity					Incentive Plan	Awards:
			Incentive Plan					Awards:	Market or
			Awards:				Market	Number of	Payout Value
	Number of	Number of	Number of			Number of	Value of	Unearned	of Unearned
	Securities	Securities	Securities			Shares or	Shares or	Shares, Units	Shares, Units
	Underlying	Underlying	Underlying			Units of	Units of	or Other	or Other
	Unexercised	Unexercised	Unexercised	Option		Stock That	Stock That	Rights That	Rights That
	Options	Options	Unearned	Exercise	Option	Have Not	Have Not	Have Not	Have Not
	(#)	(#)	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

John C. Carson	15,000	—	—	21.90	3/01/15	—	—	—	—
Chief Executive	10,000			26.40	9/20/15	—	—
Officer and	15,000			36.20	3/02/14	—	—
President	60,000			13.00	3/05/18	60,000	—
John J. Stuart, Jr.	2,400	—	—	11.60	4/16/12	—	—	—	—
Chief Financial	7,500			26.40	9/20/15	—	—
Officer, Senior Vice	15,000			36.20	3/02/14	—	—
President, Secretary and Treasurer	30,000			13.00	3/05/18	30,000	—
Volkan Ozguz	1,500	—	—	10.40	3/25/13	—	—	—	—
Senior Vice	1,500			11.50	12/03/11
President, Chief	1,448			11.60	4/16/12
Technical Officer	1,500			21.50	3/16/15
	5,000			26.40	9/20/15
	1,393			28.50	3/29/14
Daryl L. Smetana	2,500	—	—	11.50	12/03/11	—	—	—	—
Vice President	1,200			21.50	3/16/15
	900			26.40	9/20/15
	1,393			28.50	3/29/14
Peter Kenefick	1,600		—	14.10	6/06/12		—	—	—
Vice President of	1,500	1,125		17.00	5/10/15	375	—
Irvine Sensors	720			26.40	9/20/15
Corporation and Vice President and formerly General Manager of Optex Systems, Inc.

Option exercises by named executive officers and stock held by named executive officers that vested during fiscal 2008 are shown in the following table;

Option Exercises and Stock Vested for Fiscal 2008

	Option Awards		Stock Awards
	Number of		Number of
	Shares		Shares
	Acquired	Value Realized	Acquired	Value Realized
	on Exercise	on Exercise	on Vesting	on Vesting
Name	(#)	($)	(#)	($)
(a)	(b)	(c)	(d)	(e)

John C. Carson	21,500	—	—	—
Chief Executive Officer and President
John J. Stuart, Jr.	3,750	—	—	—
Chief Financial Officer, Senior Vice President, Secretary and Treasurer
Volkan Ozguz	—	—	—	—
Senior Vice President, Chief Technical Officer
Daryl L. Smetana	—	—	—	—
Vice President
Peter Kenefick	—	—	—	—
Vice President of Irvine Sensors Corporation and Vice President and formerly General Manager of Optex Systems, Inc.

Non-Qualified Deferred Compensation Plan.  We maintain a deferred compensation plan, the Non-Qualified Deferred Compensation Plan, for certain key employees with long-term service with us, including three executive officers and other non-executive employees. This plan was established to recognize long term service and motivate such employees to continue their employment with us. Annual contributions are made at the discretion of our Board of Directors. All contributions are of our common stock and are made to a Rabbi Trust under such plan to be held for the benefit of the deferred compensation plan participants. In October 2007, the Board of Directors authorized a fiscal 2008 contribution to the deferred compensation plan in the amount of 10,000 shares of common stock valued at $99,000. In December 2006, the Board of Directors authorized a fiscal 2007 contribution to the deferred compensation plan in the amount of 100,000 shares of common stock valued at $205,000. The Board of Directors has historically contributed 100,000 shares of common stock to the deferred compensation plan each fiscal year so long as such contribution does not exceed approximately $262,000 in value, but there is no assurance that this practice will be continued in the future. Participants’ potential distributions from the Rabbi Trust represent unsecured claims against us. The Rabbi Trust was established by us and is subject to creditors’ claims. Shares in this plan are fully vested and may be distributed to each plan beneficiary when they retire or terminate from service with us. We amended the Non-Qualified Deferred Compensation Plan in fiscal 2008 to comply with technical requirements of Section 409A of the Internal Revenue Code.

Non-Qualified deferred compensation of named executive officers for fiscal 2008 is shown in the following table:

Nonqualifed Deferred Compensation for Fiscal 2008

Aggregate
	Executive	Registrant	Aggregate	Aggregate	Balance
	Contributions in	Contributions in	Earnings in	Withdrawals/	at Last
	Last FY	Last FY	Last FY	Distributions	FYE
Name	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)

John C. Carson	—	24,978	(169,133)	—	18,141
Chief Executive Officer and President
John J. Stuart, Jr.	—	20,186	(136,609)	—	14,652
Chief Financial Officer, Senior Vice President, Secretary and Treasurer
Volkan Ozguz	—	—	—	—	—
Senior Vice President, Chief Technical Officer
Daryl L. Smetana	—	18,879	(127,719)	—	13,700
Vice President
Peter Kenefick	—	—	—	—	—
Vice President of Irvine Sensors Corporation and Vice President and formerly General Manager of Optex Systems, Inc.

Employee Stock Bonus Plan.  All of the Company’s employees participate in the Employee Stock Bonus Plan, which we refer to as the ESBP, which is a tax-qualified retirement plan established by us in fiscal 1982 and funded annually with stock contributions thereafter to encourage employee retention and align employee interests with those of outside stockholders. Employees are enrolled in the ESBP as of the day following the date on which the employee completes at least one hour of work. In order to share in our contribution to the ESBP in any fiscal year of the ESBP, which we refer to as the Plan Year, an employee must have worked a minimum of 1,000 hours during the Plan Year, and be employed by us at the end of the Plan Year. To date, the ESBP has been funded only with previously unissued shares of our common and preferred stock; thus, we have not contributed any cash to the ESBP. The ESBP’s assets are allocated annually to the participating employees’ accounts in the respective ratios that each participating employee’s compensation for that year bears to the total compensation of participating employees. An employee’s participation in the ESBP terminates on his retirement, disability or death, at which time the employee will receive that portion of his or her account that has vested. In fiscal 2008, an employee’s account vested at a rate of 20% per year and was 100% vested after five years of employment or upon attaining age 65, whichever comes first. Participants are allowed to diversify contributions made in shares of the Company’s stock into other investment options after having attained three years of service. There are no special vesting rates for executives. All executive officers named in the Summary Compensation Table participate in the ESBP. In the fiscal year ended September 30, 2007, we contributed 60,000 shares of common stock to the ESBP valued at $1,230,000 as of the date of contribution. In the fiscal year ended September 28, 2008, we contributed 501,010 shares of common stock to the ESBP valued at $1,400,000 as of the date of contribution. Historically, we have contributed approximately 10% of gross annual payroll to the ESBP, but there is no assurance that we will continue this practice in the future. The value of contributions to the accounts of the named executive officers for fiscal 2007 and fiscal 2008 have been included in “All Other Compensation” in the Summary Compensation Table based on valuation at September 30, 2007 and September 28, 2008, the last dates of the respective fiscal years, when allocations were made to participant accounts.

Perquisites.  Our executives are entitled to the same perquisites as all employees and do not receive additional perquisites because they hold executive positions, except as described below. Our executive officers all participate in our Employee Stock Bonus Plan, a tax-qualified retirement plan made available to all full-time employees. In addition, three of the executive officers are long term employees who participate in the Non-Qualified Deferred Compensation Plan, under which the Board authorized the contribution of 10,000 shares of common stock valued at $99,000 for fiscal 2008. For further details regarding the Employee Stock Bonus Plan and the Non-Qualified Deferred Compensation Plan, see “Compensation Discussion and Analysis — Principal Elements of Executive Compensation.” Mr. Carson and Mr. Stuart our Chief Executive Officer and our Chief Financial Officer, respectively, are eligible for retirement benefits pursuant to our Executive Salary Continuation Program. For further details regarding our Executive Salary Continuation Program, see “Post Employment Compensation — Executive Salary Continuation Plan.” Our health and life insurance plans are the same for all employees. We typically offer reimbursement to newly hired executive officers for relocation costs.

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

Executive Salary Continuation Program.  We adopted an Executive Salary Continuation Program, which we refer to as the ESCP, in 1996 to provide retirement benefits to certain executive officers, two of which, Mr. Carson and Mr. Stuart, are still employed by us and eligible for benefits pursuant to the ESCP upon retirement. On December 26, 2007, the ESCP was amended and restated to comply with technical final implementation regulations of Section 409A of the Internal Revenue Code. The ESCP is intended to be a “top-hat” plan (i.e., an unfunded deferred compensation plan maintained for a select group of management or highly compensated employees) under Section 201(2), 301(a)(3), and 401(a)(1) of the Employee Retirement Income Security Act of 1974. The ESCP pays out benefits upon retirement based upon a combination of the executive’s age and years of service with us. Upon retirement, ESCP participants are entitled to receive benefits for the remainder of their lifetime, however, neither a surviving spouse nor any other beneficiary of the participant is entitled to receive benefits upon the participant’s death, whether or not such occurs prior to commencing benefits or after benefits have been paid. The ESCP currently provides lifetime post-retirement deferred compensation to two of our retired executives aggregating $184,700 per annum. Based upon their respective ages and years of service, our present Chief Executive Officer and President, John C. Carson, and our present Senior Vice-President and Chief Financial Officer, John J. Stuart, Jr., are also eligible for lifetime post-retirement deferred compensation upon their separation from service with us. Both Mr. Carson’s and Mr. Stuart’s benefits under the ESCP are fixed at $137,000 per annum, an amount that was unchanged by the amendment and restatement of the ESCP in December 2007. Pursuant to Section 409A, the amendment and restatement of the ESCP requires any benefits paid to Mr. Carson or Mr. Stuart under the ESCP to be delayed for six months following their respective separations from service. The amendment and restatement of the ESCP in December 2007 also eliminated the requirement that participants under the ESCP enter into post-retirement consulting contracts with us. The ESCP was originally adopted in recognition of the extensive prior contributions to us of the participants who were nearing retirement age and as an incentive for retention of the participants who were not yet near retirement age.

The benefits associated with the ESCP as of September 28, 2008 are shown in the following table:

Pension Benefits for Fiscal 2008

		Number of	Present
		Years	Value of	Payments
		Credited	Accumulated	During Last
		Service	Benefit	Fiscal Year
Name	Plan Name	(#)	($)	($)
(a)	(b)	(c)	(d)	(e)

John C. Carson	Executive Salary Continuation Program	38	1,203,806	—
Chief Executive Officer and President
John J. Stuart, Jr.	Executive Salary Continuation Program	32	1,239,101	—
Chief Financial Officer, Senior Vice President, Secretary and Treasurer
Volkan Ozguz	—	—	—	—
Senior Vice President, Chief Technical Officer
Daryl L. Smetana	—	—	—	—
Vice President
Peter Kenefick	—	—	—	—
Vice President of Irvine Sensors Corporation and Vice President and formerly General Manager of Optex Systems, Inc.

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

Employment Contracts, Termination of Employment and Change-In-Control Agreements

Employment Contracts.  We do not have employment contracts with any of our current named executive officers. Accordingly, the employment of any of our current named executive officers may be terminated at any time at our discretion.

Termination of Employment, Change-in-Control.  We do not have any existing arrangements providing for payments or benefits in connection with the resignation, severance, retirement or other termination of any of our named executive officers, changes in their compensation or a change in control except as set forth below.

Nonvested grants of stock options, restricted stock or other equity-related securities under our 2006 Omnibus Incentive Plan and our prior option plans generally provide for accelerated vesting of such grants immediately prior to the effective date of a change in control, unless the obligations of the nonvested securities are assumed by the successor corporation or its parent, or the value of such nonvested securities are replaced by a cash incentive program of the successor corporation or its parent that provides for the realization of said value no later than the original vesting date of the replaced nonvested securities. Nonvested grants of stock options, restricted stock or other equity-related securities under our 2006 Omnibus Incentive Plan also become fully vested in the event of

Ordinary Retirement, which is defined to be retirement on or after the date at which the sum of the retiree’s age and number of years of employment with us exceeds eighty-five (85) years for employees or, if the holder of the nonvested security is a non-employee director, when the number of years of service to us exceeds five (5) years. Of our existing named executive officers, only Mr. Carson and Mr. Stuart presently meet the criteria for Ordinary Retirement. All of our current non-employee directors, except Mr. Johnson, presently meet the criteria for Ordinary Retirement. The 2006 Omnibus Plan also permits the Compensation Committee or the Board to make future nonvested grants of options or restricted stock to executive officers and directors that vest upon said executive officers and directors termination from service with us under other conditions.

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

Principal Elements of Director Compensation

Compensation of Directors

Directors who are our employees are not separately compensated for their services as directors or as members of committees of the Board. Directors who were not our employees received a quarterly retainer of $2,500, $1,500 for each board meeting attended, $750 for each Audit Committee meeting attended and $500 for each Compensation Committee or Nominating and Corporate Governance Committee meeting attended in fiscal 2008. These amounts were unchanged from director compensation for fiscal 2007 as recommended by the Compensation Committee in its meeting of January 14, 2008 and ratified and approved by the Board on January 15, 2008. In the future, any adjustments to director compensation will be approved by the Compensation Committee. Before its termination in June 2006, our 2003 Stock Incentive Plan provided for certain automatic grants of stock options to non-employee directors. The 2003 Stock Incentive Plan and all other of our prior stock option plans then in effect were terminated in June 2006 upon the adoption of our 2006 Omnibus Incentive Plan in June 2006 by our stockholders. Under the 2006 Omnibus Incentive Plan, the Compensation Committee may elect to make discretionary grants of non-qualified stock options or restricted stock to directors. All outstanding options held by directors, whether pursuant to the automatic or discretionary provisions of our option plans, have a term of ten years and an exercise price equal to the then-current market price of our Common Stock.

In March 2008, under our 2006 Omnibus Incentive Plan, we issued to each of Dr. Mel Brashears (a former director) and Messrs. Carson, Dumont, Kelly, Richards and Gen. Ragano, options to purchase 10,000, 60,000, 8,000, 5,000, 5000 and 3,000 shares of our common stock, respectively. Since Mr. Carson also serves as our Chief Executive Officer, the option grant to him was previously discussed above under Long-Term Equity-Based Incentive Awards for named executive officers. The material terms of the stock options granted to these directors in March 2008 included: (a) exercise price of $13.00 per share, which was greater than the fair market value of our Common Stock on the grant date; (b) 25% of grant vesting at September 30, 2008, March 31, 2009, September 30, 2009 and March 31, 2010; and (c) ten year term. In July 2008, under our 2006 Omnibus Incentive Plan, we issued to Mr. Johnson, in recognition of his election to the Board, an option to purchase 5,000 shares of our common stock. The material terms of this stock option included: (a) exercise price of $1.70 per share, which was equal to the fair market value of our Common Stock on the grant date; (b) 25% of grant vesting at January 30, 2009, July 30, 2009, January 30, 2010 and July 30, 2010; and (c) ten year term.

In January 2008, under our 2006 Omnibus Incentive Plan, we issued to each of Dr. Brashears (a former director) and Messrs. Dumont, Kelly, Clifford Pike (a former director), Richards and Gen. Ragano, restricted stock awards of 10,000 shares, 6,000 shares, 6,000 shares, 5,000 shares, 4,000 shares and 4,000 shares, respectively. Of the restricted shares granted, 3,000 shares, 3,000 shares, 2,000 shares and 2,000 shares granted to Messrs. Dumont, Kelly, Richards and Gen. Ragano, respectively, are presently nonvested with vesting occurring in three successive annual installments following the date of the grant. Mr. Pike’s award was fully vested on the date of grant. As a result of Mr. Pike’s retirement in July 2008 and Dr. Brashears’ resignation from the Board in August 2008, all of the nonvested stock previously granted to them became vested pursuant to the Ordinary Retirement provisions of the 2006 Omnibus Incentive Plan.

On December 28, 2007, we entered into a Consulting Termination Agreement and Release with Chris Toffales, our former director and consultant, and CTC Aero, LLC, a limited liability company wholly-owned by Mr. Toffales. Pursuant to this agreement, the consulting agreement by and among us, CTC and Mr. Toffales, which was amended and restated as of December 30, 2005, was terminated. In consideration for prior consulting services rendered to us, we issued to Mr. Toffales (i) 50,000 shares of restricted stock under our 2006 Omnibus Incentive Plan, which shares vested in full on January 6, 2008, and (ii) an additional 50,000 shares under the 2006 Omnibus Incentive Plan on January 7, 2008, which shares were fully vested upon issuance. Pursuant to the agreement, we also made a cash payment to each of Mr. Toffales and CTC in the amount of $500 and the parties to the agreement released all claims against the other parties and certain of their affiliates. Mr. Toffales, CTC, we and our subsidiaries have no further obligations under the consulting agreement or any prior consulting agreement among us. In addition, the agreement provided that Mr. Toffales resign from our Board of Directors, which resignation became effective on December 28, 2007. The value assigned to the shares issued under the agreement, based on the $8.00 per share closing price of our common stock on December 28, 2007, is approximately equal to unpaid amounts previously accrued under the consulting agreement as services were performed.

Compensation of directors in fiscal 2008 is presented in the following table. Some of the fees earned in fiscal 2008 have not yet been paid in cash. The value of stock awards is the expense recorded by us pursuant to SFAS 123(R). We do not include a provision for forfeiture related to future service and vesting in that expense. The actual compensation realized from stock awards can be higher or lower than the compensation expense recognized for purposes of SFAS 123(R). Mr. Carson, who is our Chief Executive Officer, does not also receive compensation for his service as a director.

Director Compensation for Fiscal 2008

					Change in
					Pension
					Value and
	Fees Earned or			Non-Equity	Nonqualified
	Paid in	Stock	Option	Incentive Plan	Deferred	All Other
	Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($)	($)	($)	($)	Earnings	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Mel R. Brashears (former director)	31,000	107,500	—	—	—	—	138,500
John C. Carson	—	—	—	—	—	—	—
Marc Dumont	48,250	36,000	—	—	—	—	84,250
Jack Johnson	6,900	—	500	—	—	—	7,400
Thomas M. Kelly	48,250	33,000	—	—	—	—	81,250
Clifford Pike (former director)	40,850	73,100	—	—	—	—	113,950
Frank Ragano	34,000	24,000	—	—	—	—	58,000
Robert G. Richards	33,000	24,000	—	—	—	—	57,000
Chris Toffales (former director)	8,500	—	—	—	—	—	8,500

Impact of Accounting and Tax Treatment of Compensation

Section 162(m) of the Internal Revenue Code disallows a tax deduction to publicly held companies for compensation paid to the principal executive officer and to each of the three other most highly compensated officers (other than the principal financial officer) to the extent that such compensation exceeds $1.0 million per covered officer in any fiscal year. The limitation applies only to compensation that is not considered to be performance-based. Non-performance-based compensation paid to our executive officers during fiscal 2008 did not exceed the $1.0 million limit per officer, and we do not expect the non-performance-based compensation to be paid to our executive officers during fiscal 2009 to exceed that limit. Because it is unlikely that the cash compensation payable to any of our executive officers in the foreseeable future will approach the $1.0 million limit, we do not expect to take any action to limit or restructure the elements of cash compensation payable to our executive officers so as to qualify that compensation as performance-based compensation under Section 162(m). We will reconsider this decision should the individual cash compensation of any executive officer ever approach the $1.0 million level.

Compensation Committee Interlocks and Insider Participation

During all of fiscal 2008, Mr. Dumont, and Dr. Kelly served on the Compensation Committee. Until his retirement in July 2008, Mr. Pike also served on the Compensation Committee. Mr. Richards became a member of the Compensation Committee in July 2008 to fill the vacancy created by Mr. Pike’s retirement. None of the members of the Compensation Committee was at any time during fiscal 2008 or at any other time our officer or employee. None of our executive officers has, during fiscal 2008, served on the board or the Compensation Committee of any other entity, any of whose officers served either on our Board or our Compensation Committee.

Compensation Committee Report

The compensation committee of the board of directors has reviewed and discussed Irvine Sensors Corporation’s compensation discussion and analysis with management. Based on this review and discussion, the compensation committee recommended to the board of directors that the compensation discussion and analysis be included in the Irvine Sensors Corporation definitive proxy statement on Schedule 14A for its 2009 annual meeting of stockholders, and in its annual report on Form 10-K/A for the fiscal year ended September 28, 2008.

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

Submitted by the fiscal 2008 Compensation Committee of the Irvine Sensors Corporation’s Board of Directors:

Marc Dumont (Chairman)
Thomas M. Kelly
Robert G. Richards

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Ownership Of Securities

The following table provides information concerning beneficial ownership of our common stock as of January 19, 2009, by:

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

The percentages shown in the table are based on 5,641,792 shares of common stock outstanding on January 19, 2009. Shares of common stock subject to options, warrants or other convertible securities which are exercisable within 60 days of January 19, 2009, are deemed to be beneficially owned by the person holding such options, warrants or other convertible securities for the purpose of computing the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage of any other person. Except as described in the preceding sentence, shares issuable upon exercise of outstanding options, warrants and other convertible securities are not deemed to be outstanding.

Unless otherwise indicated, the principal address of each of the stockholders below is c/o Irvine Sensors Corporation, 3001 Red Hill Avenue, Costa Mesa, California 92626.

Amount of Common Stock Beneficially Owned and Nature of Beneficial Ownership

					Aggregate	Percent of
	Sole Voting or		Shared Voting or		Beneficial	Beneficial
Name	Investment Power		Investment Power		Ownership	Ownership(1)

John C. Carson	201,444	(2)(3)	2,566,161	(14)(15)(16)	2,767,605	48.8%
Marc Dumont	22,952	(4)	—		22,952	*
Jack Johnson	1,250	(5)	—		1,250	*
Thomas M. Kelly	21,098	(6)	—		21,098	*
Peter Kenefick	16,889	(7)	—		16,889	*
Volkan Ozguz	33.455	(8)	—		33.455	*
Frank Ragano	9,433	(9)	—		9,433	*
Robert G. Richards	56,521	(10)			56,521	1.0%
Daryl L. Smetana	36,153	(11)	—		36,153	*
John J. Stuart, Jr.	91,993	(3)(12)	2,566,161	(14)(15)(16)	2,289,267	40.3%
All current directors and executive officers as a group (10 persons)	491,188	(13)	2,566,161	(14)(15)(16)	3,057,349	52.9%
5% Stockholders Not Listed Above:
Wilmington Trust Company TTEE Irvine Sensors Corporation Cash or Deferred & Stock Bonus Plan Ret. Plan	—		2,497,700	(15)	2,497,700	44.3%
FirstMark Capital, L.L.C.(19)	548,414	(17)(18)	—		548,414	9.0%

*	Represents beneficial ownership of less than 1% of the outstanding shares of Common Stock.

(1)	Shares owned and percentages for Mr. Carson, Mr. Stuart and all current directors and executive officers as a group are partially duplicative, since the voting or investment power over shares of common stock held by our Employee Stock Bonus Plan and our Deferred Compensation Plan are held by the respective administrative committees of those Plans of which Mr. Carson and Mr. Stuart are members, and by extension the group of all current directors and executive officers which includes Mr. Carson and Mr. Stuart, and are thereby deemed to each hold the voting or investment power of the shares of common stock held by those Plans. (See footnotes 14, 15 and 16).

(2)	Includes 33,500 shares issuable upon exercise of Common Stock options exercisable within 60 days of January 19, 2009. Also includes amounts and percentages for the holdings of his wife, including amounts held as separate property.

(3)	Reflects shares of common stock held by our Employee Stock Bonus Plan; the named individual has limited ability to direct the liquidation of assets in his subaccount in contemplation of retirement, subject to restrictions imposed by the Administrative Committee (See footnote 15). Also reflects shares held by our Deferred Compensation Plan; the named individual has ownership interests in these shares upon retirement, for which he is presently eligible, but no ability to direct disposition or voting of the shares prior to retirement (See footnote 16).

(4)	Includes 6,400 shares issuable upon exercise of common stock options exercisable within 60 days of January 19, 2009.

(5)	Includes 1,250 shares issuable upon exercise of common stock options exercisable within 60 days of January 19, 2009.

(6)	Includes 8,150 shares issuable upon exercise of common stock options exercisable within 60 days of January 19, 2009.

(7)	Includes 3,445 shares issuable upon exercise of common stock options exercisable within 60 days of January 19, 2009. Also reflects shares of common stock held by our Employee Stock Bonus Plan; the named individual has limited ability to direct the liquidation of assets in his subaccount, subject to restrictions imposed by the administrative committee (See footnote 15).

(8)	Includes 12,343 shares issuable upon exercise of common stock options exercisable within 60 days of January 19, 2009. Also reflects shares of common stock held by our Employee Stock Bonus Plan; the named individual has limited ability to direct the liquidation of assets in his subaccount, subject to restrictions imposed by the administrative committee (See footnote 15).

(9)	Includes 3,250 shares issuable upon exercise of common stock options exercisable within 60 days of January 19, 2009.

(10)	Includes 34,650 shares issuable upon exercise of common stock options exercisable within 60 days January 19, 2009. Also reflects shares of common stock held by our Employee Stock Bonus Plan; the named individual has limited ability to direct the liquidation of assets in his subaccount, subject to restrictions imposed by the administrative committee (See footnote 15).

(11)	Includes 5,993 shares issuable upon exercise of common stock options exercisable within 60 days of January 19, 2009. Also reflects shares of common stock held by our Employee Stock Bonus Plan; the named individual has limited ability to direct the liquidation of assets in his subaccount, subject to restrictions imposed by the administrative committee (See footnote 15). Also reflects shares held by our Deferred Compensation Plan; the named individual has ownership interests in these shares upon retirement, for which he is presently eligible, but no ability to direct disposition or voting of the shares prior to retirement (See footnote 16).

(12)	Includes 26,404 shares held by the Stuart Family Trust, of which Mr. Stuart is a trustee, and 32,400 shares issuable upon exercise of common stock options exercisable within 60 days of January 19, 2009. Also reflects shares of Common Stock held by our Employee Stock Bonus Plan; the named individual has limited ability to direct the liquidation of assets in his subaccount, subject to restrictions imposed by the administrative committee (See footnote 15). Also reflects shares held by our Deferred Compensation Plan; the named individual has ownership interests in these shares upon retirement, for which he is presently eligible, but no ability to direct disposition or voting of the shares prior to retirement (See footnote 16).

(13)	Includes 141,381 shares issuable upon exercise of common stock options exercisable within 60 days of January 19, 2009, which represents the sum of all such shares issuable upon exercise of options held by all executive officers and directors as a group.

(14)	The named individual is a member of the Administrative Committee (see footnote 15) and the Deferred Plan Administrative Committee (see footnote 16), and has shared voting and investment power over the shares held by our Employee Stock Bonus Plan and Deferred Compensation Plan.

(15)	An administrative committee, which we refer to as the Administrative Committee, currently comprised of John C. Carson, John J. Stuart, Jr. and Carolyn Hoffman, has the right to receive and the power to direct the receipt of dividends from or the proceeds from the sale of the securities held by the Irvine Sensors Corporation

Cash or Deferred & Stock Bonus Plan Ret. Plan, the Employee Stock Bonus Plan, for the benefit of our employees. The Administrative Committee has voting and investment power over all securities held under such plan.

(16)	An administrative committee, which we refer to as the Deferred Plan Administrative Committee, currently comprised of John C. Carson, John J. Stuart, Jr. and Carolyn Hoffman, has the right to receive and the power to direct the receipt of dividends from or the proceeds from the sale of the securities held by the Irvine Sensors Deferred Compensation Plan, for the benefit of our key employees who are participants in such plan. The Deferred Plan Administrative Committee has voting and investment power over all securities held under such plan.

(17)	Includes (i) 7,701 shares issued upon conversion of accrued interest under Series 1 and Series 2 notes, (ii) 92,812 shares issued upon exercise of Series 1 and Series 2 warrants and (iii) an additional 447,901 shares issuable upon exercise of Series 1 and Series 2 warrants, all subject to a blocker that would prevent such stockholder’s and its affiliates’ aggregate ownership at any given time from exceeding 9.9% of our outstanding common stock. The number of shares and percentage shown reflect the 9.9% limitation applied.

(18)	Does not include an additional approximately 32,706 shares that may be issuable upon conversion of accrued and unpaid interest under the Series 1 and Series 2 notes.

(19)	Based on a Schedule 13D filed on August 25, 2008 with the SEC, First Mark Capital, L.L.C. is the investment manager/advisor of, and exercises sole investment discretion over, FirstMark III, L.P., a Delaware limited partnership, formerly known as Pequot Private Equity Fund III, L.P., and FirstMark III Offshore Partners, L.P., a Cayman Islands limited partnership, formerly known as Pequot Offshore Private Equity Partners III, L.P., and as such, has voting and dispositive power over these shares. The address of FirstMark Capital, L.L.C. is 1221 Avenue of the Americas, New York, NY 10020. The executive officers of FirstMark Capital, L.L.C. are Messrs. Gerald Poch, Lawrence D. Lenihan, Jr., Amish Jani, Richard Heitzmann and Brian Kempner and the controlling shareholders are Messrs. Poch and Lenihan.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of September 28 2008 with respect to the shares of our Common Stock that may be issued under our 2006 Omnibus Incentive Plan, which is our only currently existing equity compensation plan, and our prior equity compensation plans that were terminated in June 2006, except for obligations to issue shares pursuant to options previously granted.

	A	B	C
Number of
Securities
	Number of		Remaining Available
	Securities to be		for Future Issuance
	Issued Upon	Weighted Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding	(Excluding
	Options, Warrants	Options, Warrants	Securities Reflected
Plan Category	and Rights	and Rights ($)	in Column A)

Equity Compensation Plans Approved by Stockholders(1)	431,598	20.96	103,570
Equity Compensation Plans Not Approved by Stockholders(2)(3)	53,736	29.69	—
Total	485,334	21.93	103,570

(1)	Consists of the 2006 Omnibus Incentive Plan, the 2003 Stock Incentive Plan, and the 2001 Irvine Sensors Corporation Stock Option Plan.

(2)	Consists of the 2001 Non-Qualified Stock Option Plan, which we refer to as the 2001 Supplemental Plan, and the 2000 Non-Qualified Option Plan, which we refer to as the 2000 Supplemental Plan. Some of our directors and officers hold options issued under these plans.

(3)	60,000 shares have also been contributed by us to a Rabbi Trust to be held for the benefit of certain key employees pursuant to a non-qualified deferred compensation retirement plan. Contributions are determined at the discretion of our Board annually. Accordingly, such shares are not included in the number of securities issuable in column (a) or the weighted average price calculation in column (b), nor are potential future contributions included in column (c).

Non-Stockholder Approved Plans

As of January 19, 2009, we had options outstanding under two non-stockholder approved equity incentive plans, the 2000 Supplemental Plan and the 2001 Supplemental Plan, which were terminated upon the approval of the Company’s 2006 Omnibus Incentive Plan in June 2006, subject to the obligation to issue shares pursuant to options previously issued.

Under the 2001 Supplemental Plan, option grants were made to our employees (or employees of any parent or subsidiary corporation) who were neither officers nor Board members at the time of the option grant. Under the 2000 Supplemental Plan, option grants were made to our employees, directors or consultants (or employees, directors or consultants of any parent or subsidiary corporation). Options under the 2000 Supplemental Plan and the 2001 Supplemental Plan, which together we refer to as the Supplemental Option Plans, typically vest and become exercisable in a series of installments over the optionee’s period of service with us. Each outstanding option under the 2000 Supplemental Plan will vest in full on an accelerated basis in the event our business is acquired. Each outstanding option under the 2001 Supplemental Plan will vest in full on an accelerated basis in the event our business is acquired and that option is not assumed or replaced by the acquiring entity. Each option granted under either of the Supplemental Option Plans has a maximum term set by the plan administrator (either the Board or a Board committee) at the time of grant, subject to earlier termination following the optionee’s cessation of employment or service. All options granted under the Supplemental Option Plans are non-statutory options under Federal tax law.

As of September 28, 2008, options covering 4,000 shares of Common Stock were outstanding, no shares had been issued and there were no outstanding share right awards under the 2000 Supplemental Plan. The 2000 Supplemental Plan was terminated in June 2006. As of September 28, 2008, options covering 52,957 shares of Common Stock were outstanding, 70,888 shares had been issued and there were no outstanding share right awards under the 2001 Supplemental Plan. The 2001 Supplemental Plan was terminated in June 2006.

In September 2002, we authorized a non-qualified deferred compensation retirement plan for key employees with service then in excess of twelve years. Contributions to this plan are determined at the discretion of our Board annually and made to a Rabbi Trust to be held for the benefit of certain key employees. 60,000 shares of our Common Stock have been contributed to the Rabbi Trust over the period June 2003 through September 28, 2008. The plan is unfunded, and participants’ accounts represent unsecured claims against us. The Rabbi Trust was established by us and is subject to creditor claims. Shares in the plan may be distributed to each plan beneficiary when they retire from service with us.

Item 13.	Certain Relationships and Related Transactions

Related Party Transactions

Since the beginning of fiscal 2008, there has not been, nor has there been proposed, any transaction, arrangement or relationship or series of similar transactions, arrangements or relationships, including those involving indebtedness not in the ordinary course of business, to which we or our subsidiaries were or are a party, or in which we or our subsidiaries were or are a participant, in which the amount involved exceeded or exceeds $120,000 and in which any of our directors, nominees for director, executive officers, beneficial owners of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest, other than as described above under the heading “Compensation Discussion and Analysis” and other than the transactions described below. Each of the transactions described below was reviewed and approved or ratified by our Audit Committee. It is anticipated that any future transactions between us and our officers, directors, principal stockholders and affiliates will be on terms no less favorable to us than could be obtained from unaffiliated third parties and that such transactions will be reviewed and approved by our Audit Committee and a majority of the independent and disinterested members of the Board.

In December 2005, we amended and restated our consulting agreement entered into in May 2005 and amended in August 2005, with one of our then directors, Chris Toffales, and his consulting firm, CTC Aero, LLC, of which he is sole owner. The December 2005 amendment extended the term of the agreement from one year to three years, increased the monthly consulting fee for business development services from $15,000 to $21,000 per month and changed the terms for payment of any fee that could have been earned by CTC Aero and Mr. Toffales in connection with potential acquisition activities of the Company. In accordance with this agreement Mr. Toffales earned a fee of $500,000 as a result of the acquisition of Optex plus due diligence fees and expenses of $20,300. Pursuant to the December 2005 amendment, we also were to pay an additional amount in cash equal to 35% of the acquisition related fee and future acquisition fees, if any, were to be payable in unregistered shares of our common stock in an amount equal to between 5% and 1% of the total purchase price paid by us for such acquisition, which percentage was to decrease based upon the total acquisition purchase price, and valued at the same per share purchase price as agreed upon in the applicable acquisition. The minimum acquisition related fee, if any, remained unchanged by the December 2005 amendment at $150,000. The acquisition related fee and other amounts due to Mr. Toffales under the consulting agreement were retired in December 2007 pursuant to a Consulting Termination Agreement and Release (the “Release”). Pursuant to the Release, the consulting agreement by and among the Company, CTC and Mr. Toffales, as amended and restated in December 2005, was terminated. In consideration for prior services rendered to the Company, (i) we issued to Mr. Toffales 50,000 shares of restricted common stock of the Company under the Company’s 2006 Omnibus Incentive Plan, which shares vested in full on January 6, 2008, and (ii) we issued to Mr. Toffales an additional 50,000 shares of unrestricted common stock of the Company under the Company’s 2006 Omnibus Incentive Plan on January 7, 2008. In addition, we also made a cash payment to each of Mr. Toffales and CTC in the amount of $500, and the parties to the Release released all claims against the other parties and certain of their affiliates. The Release further provided that Mr. Toffales resign from our Board of Directors, which resignation became effective on December 28, 2007, and as a consultant to the Company, which resignation became effective in January 2008. The value assigned to the shares issued under the Release, $800,000, based on the $8.00 per share closing price of the Company’s common stock on December 28, 2007, was approximately equal to unpaid amounts previously accrued under the terminated consulting agreement as services were performed thereunder. CTC Aero also earned a fee of $127,500 paid by Pequot, our then lender, in connection with the private placement of the convertible debt entered into by us to partially finance the initial acquisition of Optex.

On December 30, 2005, pursuant to that certain stock purchase agreement dated December 30, 2005 between us and Timothy Looney, we purchased 70% of the outstanding capital stock of Optex from Mr. Looney for the following consideration: (a) an initial cash payment of $14.0 million; (b) an additional $64,200 which was paid in July 2006 after completion of Optex’s 2005 audit; and (c) a potential payment of up to an additional $4.0 million in a cash earnout based upon the percentage of net cash flow generated from the Optex business for fiscal 2006 and each of the subsequent two fiscal years. We also entered into a buyer option agreement with Mr. Looney, whereby we agreed to purchase the remaining 30% of the issued and outstanding capital stock of Optex from Mr. Looney if certain conditions were met, including the approval by our stockholders of the issuance to Mr. Looney of 269,231 shares of our common stock as consideration for the exercise of the buyer option. The issuance of these shares was approved by our stockholders at the Annual Meeting of Stockholders in June 2006. In connection with the transaction in December 2005, Mr. Looney became an officer of the Company and remained an officer and director of Optex. Mr. Looney’s spouse was an officer and director of Optex until the consummation of the Initial Acquisition in December 2005, and remained employed by Optex until September 2007. Mr. Looney’s son was an employee of Optex until September 2007. In June 2007, Mr. Looney was elected to our Board and in September 2007, Mr. Looney voluntarily resigned all positions with us and Optex, including his officer and director positions.

In December 2005, we entered into a two-year employment agreement with Mr. Looney pursuant to which he became one of our vice presidents. Under this employment agreement, Mr. Looney received an annual base salary of $180,000 and was eligible to participate in our incentive stock option programs made available to our executive officers. In the event of Mr. Looney’s termination of employment (i) by us without cause, (ii) by Mr. Looney for good reason or (iii) without cause within six months in conjunction with or within six months following a change in control, we would have been required to continue to pay Mr. Looney his base salary through January 3, 2008. Mr. Looney voluntarily resigned from all positions with the Company and Optex in September 2007.

We exercised our buyer option to purchase the remaining 30% of the issued and outstanding common stock of Optex on December 29, 2006, causing it to become our wholly owned subsidiary, and concurrently issued Mr. Looney 269,231 shares of the Company’s common stock and a one year $400,000 unsecured, subordinated promissory note, payable on December 29, 2007 and bearing interest at a rate of 11% per annum, in consideration for certain amendments relating to the buyer option agreement. We were required to file and did file a registration statement covering the potential resale of the 269,231 shares by Mr. Looney, but such registration statement was not declared effective prior to the shares becoming eligible for resale pursuant to Rule 144. As a result of this issuance, Mr. Looney temporarily became a greater than 10% stockholder of the Company, but subsequent issuances of common stock by us reduced Mr. Looney’s holdings known to us to less than 5%.

In January 2007, we amended our earnout agreement with Mr. Looney to extend it for an additional year, with a reduction to $3.9 million in the maximum potential payment, in consideration for TWL Group, L.P., an entity owned by Mr. Looney, providing Optex with a subordinated term loan providing for advances of up to $2 million, maturing on the earlier of February 2009 or sixty days after retirement of the Company’s senior debt. Optex’s obligations under this term loan are secured by a subordinated lien on all or substantially all of Optex’s assets, pursuant to a subordinated security agreement in favor of TWL Group, which is subordinated to our senior lenders. However, Optex’s assets have been sold pursuant to a UCC foreclosure sale by our senior lenders in October 2008.

In order to finance our acquisition of the initial 70% of the issued and outstanding common stock of Optex, in December 2005, we issued subordinated secured convertible notes in the original aggregate principal amount of $10.0 million (the “Notes”) and four-year warrants to purchase up to an aggregate of 134,600 shares of our common stock (the “Warrants”) to Pequot Private Equity Fund III, L.P. and Pequot Offshore Private Equity Partners III, L.P. (collectively, “Pequot”) in a private placement. The Notes were issued in two series, both of which initially bore interest at 3.5% per annum. One series of Notes, with an original aggregate principal amount of $7,445,500, matures on December 30, 2009, and the other series of Notes, with an aggregate principal amount of $2,554,500, initially matured on December 30, 2007, but in connection with the assignment of the Notes to new senior lenders, Longview Fund, LP (“Longview”) and Alpha Capital Anstalt (“Alpha”), in December 2006, Longview and Alpha elected to extend the maturity date of the second series of Notes to December 30, 2009. The principal and interest under the Notes was initially convertible into shares of common stock at a conversion price per share of $26.00 and the Warrants were initially exercisable for shares of common stock at an exercise price per share of $31.00, subject to adjustment for stock splits, stock dividends, recapitalizations and the like and for certain price dilutive issuances. Subject to certain conditions and limitations, the principal and interest under the notes also may be repaid with shares of common stock.

As a result of our issuance of new warrants to the Longview and Alpha in the December 2006 refinancing of our senior debt, the Notes automatically became convertible at a conversion price of $13.00 per share and the Warrants automatically became exercisable at an exercise price of $13.00 per share and the number of shares purchasable under such Warrants automatically increased from 134,600 to 321,000, in accordance with the terms of the anti-dilution provisions of such Notes and Warrants, of which amount Warrants to purchase 134,600 shares were exercised in connection with the December 2006 refinancing. As a result of the our exchange of obligations owed to Longview and Alpha in April 2008 for Series A-1 Stock, the Warrants automatically became exercisable at an exercise price of $10.00 per share and the number of shares remaining purchasable under such Warrants automatically increased from 186,400 to 242,308 and the conversion price at which the principal and interest under the Notes may be convertible into common stock was also reduced to $10.00 per share. As a result of our subsequent issuance of shares to our ESBP in September 2008 and October 2008 and our bridge debt financing in November 2008, December 2008 and January 2009, the Warrants automatically became exercisable at an exercise price of $5.41 per share and the number of shares remaining purchasable under such Warrants automatically increased to 447,901 and the conversion price at the which the principal and interest under Notes may be convertible into common stock was also reduced to $5.41 per share. Subject to certain conditions and limitations, the principal and interest under the Notes also may be repaid with shares of common stock. The conversion and exercise of the Notes and Warrants into an aggregate number of shares of common stock exceeding 19.99% of the Company’s outstanding common stock as a result of these automatic adjustments has been approved by the Company’s stockholders. The Warrants are now held by First Mark Capital, LLC.

We received net proceeds of approximately $9.8 million from the original sale of the convertible notes to Pequot in December 2005, after payment of approximately $223,000 in reimbursement of attorneys’ fees and expenses for counsel to Pequot incurred by them in connection with due diligence and the preparation and negotiation of the transaction documents relating to the sale of the notes. We did not receive any proceeds from the assignment of the notes by Pequot to Longview and Alpha in December 2006. We made total payments of approximately $200,000 to Pequot during 2006. As a result of our debt restructuring effective September 2007, we have the right to defer any principal and interest payments due to Longview and Alpha until December 2009.

On December 29, 2006, we entered into a Term Loan and Security Agreement with Longview and Alpha, pursuant to which we borrowed $8.25 million pursuant to non-convertible term loans, of which approximately $5.9 million was used to pay in full our obligations to our then senior lender, Square 1 Bank. The Loan Agreement governing these term loans, as amended in September 2007, provided for us to pay the interest on the term loan at its maturity on December 31, 2009, which interest was to accrue at a rate of 11% per annum. In April 2008, approximately $2.8 million of the principal of these term loans and approximately $1.2 million of related deferred interest was retired in connection with the exchange of a portion of these obligations for the issuance of Series A-1 Stock. In October 2008, the balance of our obligations under these term loans was retired pursuant to the Optex Asset Sale.

In connection with the term loans described above, and pursuant to a Subscription Agreement entered into on December 29, 2006 among us, Longview and Alpha, we issued five-year warrants to Longview and Alpha to purchase up to an aggregate of 300,000 shares of common stock at an exercise price of $13.00 per share, subject to adjustment for stock splits, stock dividends, recapitalizations and the like. The exercise price, but not the number of shares issuable, under these warrants also is subject to adjustment in the event of a dilutive issuance. Application of this feature has automatically adjusted the exercise price of these warrants to $0.40 per share. At our election, we may pay certain applicable liquidated damages under these warrants in shares of common stock to the extent that issuance of common stock does not exceed, absent stockholder approval, 14,550 shares when aggregated with any interest payments made in shares of common stock under the Loan Agreement. We also have granted Longview and Alpha a right of first offer on certain future issuances of securities by us.

Concurrently with the closing of the term loans described above, pursuant to an Assignment Agreement and Addendum entered into on December 29, 2006, Longview and Alpha also purchased from Pequot all of their Series 1 and Series 2 notes in the original principal amount of $10 million, which had originally been issued by us in a private placement in December 2005.

As a result of the issuance of the warrants to Longview and Alpha in December 2006, the conversion price of the Series 1 and Series 2 notes was automatically reduced to $13.00 per share pursuant to the anti-dilution provisions in the notes. Subsequent issuances of Common Stock have automatically reduced that conversion price to $5.41 per share. All obligations under the Series 2 notes have been fully retired through note conversion, the April 2008 debt exchange for Series A-1 Stock and the Optex Asset Sale. The principal due under the Series 1 notes has been reduced to $3,133,150 through note conversion, the April 2008 debt exchange for Series A-1 Stock and the Optex Asset Sale. At the currently effective conversion price, the remaining principal amount of the Series 1 notes is presently convertible into 579,141 shares of common stock. The Series 1 notes bear interest at 10% per annum and currently mature on December 30, 2009.

In connection with the assignment of the Series 1 and Series 1 notes, Longview and Alpha agreed to waive prior events of default previously alleged by Pequot under the notes and agreed to be subject to a blocker that would prevent each of Longview’s and Alpha’s stock ownership at any given time from exceeding 4.99% of our outstanding common stock (which percentage may increase but never above 9.99%).

On December 28, 2006, prior to the assignment of the Series 1 and Series 1 notes, we entered into a Letter Agreement with Pequot whereby Pequot Private Equity Fund III, L.P. waived its rights under that certain Side Letter dated December 30, 2005 to designate a director to serve on our Board of Directors. In addition, Pequot agreed to be subject to a blocker that would prevent their stock ownership at any given time from exceeding 9.9% of our outstanding common stock. In consideration for the Letter Agreement, we paid Pequot $25,000.

In connection with the assignment of the Series 1 and Series 1 notes, on December 29, 2006, we entered into a Settlement Agreement and Mutual Release with Pequot to resolve all disputes regarding alleged events of default and certain other matters under the notes when they were held by Pequot, and to mutually release each other and related persons for claims and losses arising from actions taken prior to the assignment, including claims relating to the notes, any issuance of securities and any agreements or transactions between us and Pequot. The settlement also includes a mutual covenant not to sue for events prior to the assignment, and certain indemnification for events prior to the assignment. In consideration of the settlement, we agreed to pay Pequot a settlement payment of $1.25 million, accrued and unpaid interest of $539,446 on the notes from September 30, 2006 through December 29, 2006, and $230,000 as reimbursement for attorneys fees and expenses.

As discussed above, in a private placement in December 2005, we had issued to Pequot four-year warrants to purchase an aggregate of 134,600 shares of our common stock at an initial exercise price of $31.00 per share. As a result of the issuance of the warrants to the Longview and Alpha Capital, the exercise price of the Pequot warrants was automatically reduced to $13.00 per share and the number of shares issuable upon exercise of the Pequot warrants was automatically increased to an aggregate of 321,000 shares, pursuant to the anti-dilution provisions of the Pequot warrants. In connection with the settlement, Pequot exercised a portion of the Pequot warrants and purchased 134,600 shares of our common stock from us on December 29, 2006. In connection with the settlement, Pequot also agreed to a mandatory exercise of the Pequot warrants for an additional 90,227 shares for cash no later than March 14, 2007, provided that certain conditions were met, including that the shares could be resold under an effective registration statement and that the average daily volume-weighted average price of our common stock was, for any seven consecutive trading days following and during the effective resale registration of such shares exceeded 110% of the exercise price. Because certain of the specified conditions were not met by March 14, 2007, Pequot is not required to complete the mandatory exercise, but may exercise the remaining Pequot warrants in accordance with their terms, including on a “cashless exercise” basis.

The interest described above will be payable on the earliest of (i) the exercise after March 14, 2007 by Pequot of the Pequot warrants to purchase an aggregate of 90,227 shares as an offset to the aggregate exercise price therefor, (ii) such earlier date in cash at our election, or (iii) May 31, 2007 in cash. If such Pequot warrants are exercised on a cashless basis, we may pay a proportional amount of the interest in shares in the manner provided in the notes, subject to certain conditions. As provided in the notes, the number of shares issuable as payment for interest is determined by dividing the amount of the interest by 93% of the arithmetic average of the volume-weighted average price of our common stock for each of the 20 consecutive trading days prior to the payment date. We must pay Pequot interest at a rate of 18% per annum on the amount of unpaid interest for the period from March 14, 2007 until paid in full. As of the date hereof, this interest remains unpaid.

The attorneys fees reimbursement described above was payable on March 14, 2007. We must pay Pequot interest at a rate of 18% per annum on the amount of unpaid attorneys fees reimbursement for the period from March 14, 2007 until paid in full. As of the date hereof, this reimbursement remains unpaid.

The Settlement Agreement provides that, upon the assignment, we and Pequot will not have any further rights, obligations or liabilities to each other under the notes, the security agreements or the guaranty that were assigned to Longview and Alpha and, upon the full exercise of the Pequot warrants, we and Pequot will not have any further rights, obligations or liabilities to each other under the Securities Purchase Agreement dated December 30, 2005, as amended, except for certain indemnification rights, registration rights and certain other covenants applicable to the Pequot warrants. Upon completion of the assignment, the Securities Purchase Agreement (other than the surviving provisions described above) and the Side Letter were terminated. In addition, we and Pequot waived any existing defaults, breaches or noncompliance of each other under any of the original agreements and other instruments entered into in connection with the December 2005 private placement.

We believe Longview and Alpha are not related persons, but the transactions with them are described above for the sole purpose of providing context for the transactions with Pequot.

In July 2007, we entered into a Loan Agreement, a secured non-convertible Promissory Note and an Omnibus Security Interest Acknowledgement with Longview, pursuant to which we borrowed $2.0 million from Longview. Interest under the Promissory Note accrues at a rate of 12% per annum and, as a result of an amendment we entered into in September 2007, is payable together with the unpaid principal amount when the Promissory Note matures on

December 31, 2009. We had the right to prepay on or prior to August 15, 2007, all of the outstanding principal under the Promissory Note by paying to Longview an amount equal to 120% of the principal amount of the Promissory Note, together with accrued but unpaid interest. We declined prepay the Promissory Note, and pursuant to its terms, the principal amount of the Promissory Note was automatically increased by $100,000 on August 15, 2007 and on August 15, 2007, we issued to Longview 30,000 unregistered shares of our common stock (which shares were in lieu of a $400,000 cash continuation fee for continuing the term of the Promissory Note beyond August 15, 2007) and a five-year warrant to purchase 50,000 unregistered shares of our common stock at an exercise price of $14.60, subject to adjustment for stock splits, stock dividends, recapitalizations and the like and subject to ratchet price anti-dilution adjustment. As a result of such adjustment, the exercise price of this warrant is currently $0.40 per share.

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

In connection with the Loan, Longview and Alpha have waived various rights, including the right, pursuant to certain technical defaults, among other things to accelerate or demand repurchase of the obligations under any agreement or instrument between us and/or our subsidiaries and Longview and/or Alpha and exercising remedies with respect to collateral. Notwithstanding the foregoing, Longview, Alpha and we have agreed that (i) waiver of a failure to register the shares of our common stock issued or issuable to Longview and Alpha pursuant to various instruments shall not constitute a waiver of any default interest or liquidated damages that may have accrued or will accrue with respect to such default; (ii) such waiver shall continue only so long as Timothy Looney, TWL Group, L.P. or their affiliates do not attempt to accelerate or collect any obligations owed to them by us or Optex; and (iii) subject to the foregoing, the deadline to register any such shares issued or issuable to Longview and Alpha was extended until October 19, 2007.

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

In November 2007, we entered into amendments effective September 2007 of our various debt obligations to Longview and Alpha pursuant to which (i) the principal and interest under our December 2006 and July 2007 term loans shall be due and payable on December 31, 2009; (ii) interest on the Series 1 and Series 2 notes shall be due and payable on December 30, 2009; (iii) the interest rate under the Series 1 and Series 2 notes shall not be subject to reduction; and (iv) we may defer any monthly principal installment under the Series 1 notes until December 30, 2007 and such deferred principal amounts shall bear interest at an increased rate of 10% per annum. The increase in interest rate shall not be convertible into common stock.

In April 2008, we entered into a Subscription Agreement (the “Agreement”) with Longview and Alpha Capital, pursuant to which we sold and issued 133,332 shares of our newly created Series A-1 Stock to Longview and Alpha Capital at a purchase price of $30 per share. The $3,999,960 aggregate purchase price for the Series A-1 Stock was paid solely by Longview’s and Alpha Capital’s exchange of a portion of our Term Notes dated December 29, 2006 (the “Term Notes”) held by Longview and Alpha Capital (the “Debt Exchange”). As a result of this Debt Exchange, accrued and unpaid interest and a portion of the principal balance in the aggregate amount of $3,999,960 under the Term Notes that would have been due and payable on December 30, 2009 had the exchange of securities not occurred, has been cancelled.

On October 14, 2008, the Optex Asset Sale was completed as contemplated by a binding Memorandum of Understanding for Settlement and Debt Conversion Agreement dated September 19, 2008 (the “MOU”) between us and Longview and Alpha (collectively, the “Lenders”). As agreed to in the MOU, Optex Systems, Inc., a Delaware corporation (“Optex-Delaware”), an entity controlled by the Lenders, credit bid $15 million in this UCC public sale, and its offer was the winning bid.

Prior to this sale, on October 12, 2008, we received a Notice of the Occurrence of an Event of Default and Acceleration from Optex-Delaware, which notice was amended on October 13, 2008 to make certain clarifications (as amended, the “Notice”). Optex-Delaware is the assignee of a portion of our then outstanding indebtedness held by the Lenders under (i) a Term Loan and Security Agreement in the original principal amount of $8,250,000, dated December 29, 2006, executed by the Company in favor of the Lenders, (ii) Series 1 Senior Subordinated Secured Convertible Notes dated December 30, 2005 and Series 2 Subordinated Secured Convertible Notes dated December 30, 2005 in the original aggregate principal amount of $10,000,000 held by the Lenders, (iii) a Secured Promissory Note issued to Longview Fund L.P. on July 19, 2007, (iv) Secured Promissory Notes (Restructuring) issued to the Lenders on November 28, 2007, (v) an Unconditional Guaranty, dated as of December 29, 2006, executed by Optex-Texas in favor of the Lenders (vi) a Third Party Security Agreement, dated as of December 29, 2006, executed by Optex-Texas in favor of the Lenders, (vii) an Intellectual Property Security Agreement, dated as of December 29, 2006, executed by Optex-Texas in favor of the Lenders, and (viii) an Omnibus Security Interest Acknowledgement, dated as of July 19, 2007, executed by the Company and Optex-Texas in favor of the Lenders (collectively, the “Loan Documents”). As of August 24, 2008, our last interim accounting period prior to execution of the MOU, the total amount due under the Loan Documents (including principal, interest and other fees and charges) was approximately $18,357,844 (the “Obligations”). Optex-Delaware is the assignee of $15 million of the Obligations, which amount Optex-Delaware used in its credit bid for the assets of Optex-Texas. The balance of the amount due under the Loan Documents, after extinguishment of $15 million of the Obligations in connection with the Optex Asset Sale, remains in default, but is subject to the forbearance agreement of the MOU, pursuant to which the Lenders agreed not to exercise remedies available under the Loan Documents pending a contemplated exchange of these remaining Obligations for new preferred stock of the Company upon the completion of certain subsequent financing events.

The Obligations do not include contingent secured promissory notes payable to the Lenders in the original principal amount of $1.15 million, which notes will be cancelled in accordance with their terms in the event the Obligations are discharged as set forth in the MOU prior to December 30, 2009. The Obligations also do not include (i) any amounts currently owed to the Lenders arising for indemnification obligations under the Company’s loan documents with the Lenders; or (ii) any amounts for expenses, including attorneys fees, incurred or to be incurred by the Lenders in connection with the MOU or the restructuring transactions or enforcement transactions contemplated by the MOU. As a result of the credit bid, Optex-Delaware has acquired title to all the assets of Optex-Texas and $15 million of the debt owed by the Company to the Lenders has been extinguished. Immediately following completion of this transaction, the Company’s obligations for principal and deferred interest owed to the Lenders aggregated approximately $3.6 million, which the Lenders have agreed in the MOU to exchange for a new class of non-voting convertible preferred stock of the Company upon the Company’s closing of anticipated debt or equity financings. The MOU also contemplates an orderly transition of Optex-Texas’ operations to maintain its on-going business and obligates the Lenders to negotiate in good faith with the Company regarding a possible future contract manufacturing and consulting relationship following the public sale described above.

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

Indemnification of Directors and Executive Officers

In addition to the indemnification provisions contained in our certificate of incorporation and bylaws, we have entered into separate indemnification agreements with each of our directors and executive officers. These agreements require that we, among other things, indemnify the person against expenses (including attorneys’ fees), judgments, fines and settlements paid by such individual in connection with any action, suit or proceeding arising out of such individual’s status or service as our director or officer (other than liabilities arising from willful misconduct or conduct that is knowingly fraudulent or deliberately dishonest) and to advance expenses incurred by such individual in connection with any proceeding against such individual with respect to which such individual may be entitled to indemnification by us.

Item 14.	Principal Accountant Fees and Services

Audit and Other Fees

Audit Fees:  Grant Thornton LLP billed us an aggregate of $564,000 for professional services rendered for the audit of our financial statements for fiscal 2008, for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q for the quarterly periods in fiscal 2008 and for consents issued in connection with our registration statements on Form S-1 and Form S-8 in fiscal 2008. Grant Thornton LLP billed us an aggregate of $934,600 for such comparable professional services rendered for the fiscal year ended September 30, 2007, which we refer to as fiscal 2007.

Audit-Related Fees:  In fiscal 2008 and fiscal 2007, Grant Thornton did not bill us for any audit-related fees.

Tax Fees:  We did not engage Grant Thornton LLP to provide advice or assistance in tax compliance/preparation and other tax services for either fiscal 2008 or fiscal 2007.

All Other Fees:  We did not engage Grant Thornton LLP to provide any other services for either fiscal 2008 or fiscal 2007.

Except for the fees for services described under “Audit Fees” above, we did not pay Grant Thornton LLP any other fees or engage Grant Thornton LLP for any other services during fiscal 2008 or fiscal 2007.

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

Schedule II, Valuation and Qualifying Accounts, is filed as part of the Initial Form 10-K on page F-54. All other schedules have been omitted because they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits

The following is a list of the exhibits encompassed in this Amendment No. 1 on Form 10-K/A:

Exhibit
Number		Exhibit Description

2.1		Stock Purchase Agreement dated December 30, 2005 by and among the Company, Timothy Looney and Optex Systems, Inc.(1)
2.2		Amendment to Stock Purchase Agreement dated December 29, 2006 by and among the Company, Timothy Looney and the Company’s subsidiary Optex Systems, Inc.(2)
2.3		Amendment to Buyer Option Agreement dated December 29, 2006 by and between the Company and Timothy Looney(3)
2.4		Second Amendment to Stock Purchase Agreement dated January 17, 2007 by and among the Company, Timothy Looney and the Company’s subsidiary Optex Systems, Inc.(4)
3.1		Certificate of Incorporation of the Registrant, as amended and currently in effect(5)
3.2		By-laws, as amended and currently in effect(6)
3.3		Certificate of Elimination of the Series B Convertible Cumulative Preferred Stock, Series C Convertible Cumulative Preferred Stock, Series D Convertible Preferred Stock and Series E Convertible Preferred Stock(7)
3.4		Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series A-1 10% Cumulative Convertible Preferred Stock(8)
3.5		Certificate of Amendment of Certificate of Incorporation to increase the authorized shares of the Corporation’s Common Stock and the authorized shares of the Corporation’s Preferred Stock(9)
3.6		Certificate of Amendment of Certificate of Incorporation to reclassify, change, and convert each ten (10) outstanding shares of the Corporation’s Common Stock into one(1) share of Common Stock(10)
10	.1*	2000 Non-Qualified Stock Option Plan(11)

Exhibit
Number		Exhibit Description

10	.2*	2001 Stock Option Plan(12)
10	.3*	2001 Non-Qualified Stock Option Plan(13)
10	.4*	2001 Compensation Plan, as amended December 13, 2001(14)
10	.5*	2003 Stock Incentive Plan as amended March 1, 2005(15)
10	.6*	Deferred Compensation Plan(16)
10	.7*	2006 Omnibus Incentive Plan(17)
10	.8*	Executive Salary Continuation Plan, as amended and restated December 26, 2007(18)
10.9		Consulting Agreement by and among the Company, CTC Aero, LLC and Chris Toffales, as amended and restated December 30, 2005(19)
10.10		Employment Agreement dated December 30, 2005 between the Company and Timothy Looney(20)
10.11		Non-Competition Agreement dated December 30, 2005 between the Company and Timothy Looney(21)
10.12		Registration Rights Agreement dated December 30, 2005 between the Company and Timothy Looney(22)
10.13		Securities Purchase Agreement dated December 30, 2005 by and among the Company and the Purchasers listed on the signature pages thereto(23)
10.14		Amendment to Securities Purchase Agreement dated March 31, 2006 by and between the Company and Pequot Private Equity Fund III, L.P. and Pequot Offshore Private Equity Partners III, L.P.(24)
10.15		Form of Series 1 Senior Subordinated Secured Convertible Note and schedule of omitted material details thereto(25)
10.16		Form of Series 2 Senior Subordinated Secured Convertible Note and schedule of omitted material details thereto(26)
10.17		Form of Series 1 Warrant to Purchase Common Stock and schedule of omitted material details thereto(27)
10.18		Form of Series 2 Warrant to Purchase Common Stock and schedule of omitted material details thereto(28)
10.19		Security Agreement dated December 30, 2005 between the Company and the Purchasers listed on the signature pages thereto(29)
10.20		Subsidiary Security Agreement dated December 30, 2005 between the Company’s subsidiary Optex Systems, Inc. and the Purchasers listed on the signature pages thereto(30)
10.21		Subsidiary Guaranty dated December 30, 2005 between the Company’s subsidiary Optex Systems, Inc. and the Purchasers listed on the signature pages thereto(31)
10.22		Form of Indemnification Agreement between the Registrant and its directors and officers(32)
10.23		Lease Agreement for premises at 3001 Red Hill Avenue, Bldg. 3, Costa Mesa, California, renewal effective October 1, 2008(94)
10.24		Lease Agreement for premises at 3001 Red Hill Avenue, Bldg. 4, Costa Mesa, California, renewal effective October 1, 2008(95)
10.25		Government Contract FA8650-06-C-7626, dated May 9, 2006(33)
10.27		Amendment to Escrow Agreement dated December 29, 2006 by and among the Company, Optex and Wells Fargo Bank, N.A.(34)
10.27		Term Loan and Security Agreement dated December 29, 2006 by and between the Company and the Investors listed on the signature pages thereto(35)
10.28		Term Note dated December 29, 2006 issued by the Company to Longview Fund, LP(36)
10.29		Term Note dated December 29, 2006 issued by the Company to Alpha Capital Anstalt(37)
10.30		Intellectual Property Security Agreement dated December 29, 2006 between the Company and the Investors(38)
10.31		Intellectual Property Security Agreement dated December 29, 2006 between the Company’s subsidiary Optex Systems, Inc. and the Investors(39)
10.32		Unconditional Guaranty dated December 29, 2006 between the Company’s subsidiary Optex Systems, Inc. and the Investors(40)

Exhibit
Number		Exhibit Description

10.33		Third Party Security Agreement dated December 29, 2006 between the Company’s subsidiary Optex Systems, Inc. and the Investors(41)
10.34		Subscription Agreement dated December 29, 2006 by and among the Company and the Investors listed on the signature pages thereto(42)
10.35		Registration Rights Agreement dated December 29, 2006 by and among the Company and the Investors listed on the signature pages thereto(43)
10.36		Class A Warrant to Purchase Common Stock dated December 29, 2006 issued by the Company to Longview Fund, LP(44)
10.37		Class A Warrant to Purchase Common Stock dated December 29, 2006 issued by the Company to Alpha Capital Anstalt(45)
10.38		Unsecured Subordinated Promissory Note dated December 29, 2006 issued by the Company to Timothy Looney(46)
10.39		Assignment, dated December 29, 2006, of Series 1 and Series 2 Senior Subordinated Secured Convertible Notes dated December 30, 2005 between the Company and the Investors (the “Assignment Agreement”)(47)
10.40		Addendum to Assignment Agreement dated December 29, 2006, between Pequot and the Investors(48)
10.41		Settlement Agreement and Mutual Release dated December 29, 2006 between the Company and Pequot(49)
10.42		Letter Agreement dated December 28, 2006 between the Company and Pequot(50)
10.43		Secured Subordinated Revolving Promissory Note dated January 17, 2007 issued by the Company’s subsidiary Optex Systems, Inc. to TWL Group, LP(51)
10.44		Subordinated Security Agreement dated January 17, 2007 between TWL Group, LP and the Company’s subsidiary Optex Systems, Inc.(52)
10	.45*	Form of Stock Appreciation Rights Agreement (Stock Settled) under the Company’s 2006 Omnibus Incentive Plan(53)
10	.46*	Form of Non-Incentive Stock Option Agreement under the Company’s 2006 Omnibus Incentive Plan(54)
10	.47*	Form of Incentive Stock Option Agreement under the Company’s 2006 Omnibus Incentive Plan(55)
10	.48*	Form of Restricted Stock Unit Agreement under the Company’s 2006 Omnibus Incentive Plan(56)
10	.49*	Form of Restricted Stock Award Agreement under the Company’s 2006 Omnibus Incentive Plan(57)
10.50		Letter Agreement dated March 30, 2007 from Longview Fund, L.P. and Alpha Capital Anstalt(58)
10.51		Loan Agreement dated July 19, 2007 by and between the Company and Longview Fund, L.P.(59)
10.52		Secured Promissory Note dated July 19, 2007 issued by the Company and Longview Fund, L.P.(60)
10.53		Omnibus Security Interest Acknowledgement dated July 19, 2007 by and among the Company, its subsidiary Optex Systems, Inc., and Longview Fund, L.P.(61)
10.54		Unconditional Guaranty dated July 19, 2007 by and between the Company’s subsidiary Optex Systems, Inc. and Longview Fund, L.P.(62)
10.55		Consent and Waiver of Alpha Capital Anstalt dated July 19, 2007(63)
10.56		Collateral Agent Agreement dated July 19, 2007 by and among, the Company, the Company’s subsidiary Optex Systems, Inc., Longview Fund, L.P., Alpha Capital Anstalt and S. Michael Rudolph(64)
10.57		Alpha Capital and Longview Term Loan Interest Waiver Letter dated July 19, 2007(65)
10.58		Alpha Capital and Longview Convertible Note Interest Waiver Letter dated July19, 2007(66)
10.59		Class B Warrant dated August 15, 2007 issued by the Company to Longview Fund, L.P.(67)
10.60		Registration Rights Purchase Agreement dated November 28, 2007 among the Company, Longview, Alpha Capital Anstalt, Jolie G. Kahn and Barbara Mittman(68)
10.61		September 2007 Amendment of July 2007 Secured Promissory Note effective September 30, 2007 between the Company and Longview(69)

Exhibit
Number		Exhibit Description

10.62		September 2007 Amendment of Series 2 Notes effective September 30, 2007 between the Company and Longview(70)
10.63		September 2007 Amendment of December 2006 Term Notes effective September 30, 2007 among the Company, Longview and Alpha(71)
10.64		Amendment of Series 1 Notes issued by the Company and held by Longview Fund, L.P. and Alpha Capital Anstalt, effective September 30, 2007(72)
10.65		Secured Promissory Note (Restructuring) dated November 28, 2007 issuable to Longview, together with restructuring letter agreement dated November 28, 2007(73)
10.66		Secured Promissory Note (Restructuring) dated November 28, 2007 issuable to Alpha, together with restructuring letter agreement dated November 28, 2007(74)
10.67		Contingent Secured Promissory Note (Buyout) dated November 28, 2007 issuable to Longview Fund, L.P.(75)
10.68		Contingent Secured Promissory Note (Buyout) dated November 28, 2007 issuable to Alpha Capital Anstalt(76)
10.69		Consulting Termination Agreement and Release dated December 28, 2007 between the Company and Christos Michael Toffales and CTC Aero, LLC(77)
10.70		Subscription Agreement dated April 14, 2008 by and among the Company, Longview Fund, LP and Alpha Capital Anstalt(78)
10.71		Voting Agreement dated April 14, 2008 by and among the Company and its officers and directors(79)
10.72		Binding Debt Exchange Letter of Intent by and among the Company, Longview Fund, LP and Alpha Capital Anstalt(80)
10	.73*	Form of Incentive Stock Option Agreement under the Company’s 2006 Omnibus Incentive Plan(81)
10	.74*	Form of Non-Incentive Stock Option Agreement under the Company’s 2006 Omnibus Incentive Plan(82)
10	.75*	Form of Stock Appreciation Rights Agreement (Stock Settled) under the Company’s 2006 Omnibus Incentive Plan(83)
10	.76*	Irvine Sensors Corporation Deferred Compensation Plan, as amended and restated June 6, 2008, effective January 1, 2005(84)
10.77		Memorandum of Understanding for Settlement and Debt Conversion Agreement among the Company, Optex and the Lenders dated September 19, 2008(85)
10.78		Form of Subscription Agreement for Secured Promissory Notes for Private Placement(86)
10.79		Form of Secured Promissory Note for Private Placement(87)
10.80		Security Agreement for Private Placement(88)
10.81		Collateral Agent Agreement for Private Placement(89)
10.82		Intercreditor Agreement for Private Placement(90)
10.83		Warrant to Purchase Common Stock dated February 4, 2008 issued to Maxim Partners LLC(91)
10.84		Form of Warrant to Purchase Common Stock issued to J.P. Turner & Company, LLC pursuant to Private Placement(96)
21	.1†	Subsidiaries of the Registrant
23	.1†	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm
31.1		Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit
Number	Exhibit Description

99.1	Amended Notice of the Occurrence of an Event of Default and Acceleration from Optex-Delaware dated October 13, 2008(92)
99.2	Notice from Timothy Looney dated October 17, 2008(93)

(1)	Incorporated by reference to Exhibit 2.1 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(2)	Incorporated by reference to Exhibit 2.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(3)	Incorporated by reference to Exhibit 2.2 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(4)	Incorporated by reference to Exhibit 2.5 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2006.

(5)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003.

(6)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on September 21, 2007.

(7)	Incorporated by reference to Exhibit 3.3 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on April 18, 2008.

(8)	Incorporated by reference to Exhibit 3.4 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on April 18, 2008.

(9)	Incorporated by reference to Exhibit 3.5 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on August 27, 2008.

(10)	Incorporated by reference to Exhibit 3.6 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on August 27, 2008.

(11)	Incorporated by reference to Exhibit 10.5 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2002.

(12)	Incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement for the March 7, 2001 Annual Meeting of Stockholders, filed February 9, 2001.

(13)	Incorporated by reference to Exhibit 99 filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-102284), filed December 31, 2002.

(14)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-76756), filed January 15, 2002.

(15)	Incorporated by reference to Exhibit 99 filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-124868), filed May 12, 2005.

(16)	Incorporated by reference to Exhibit 10.9 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 2004.

(17)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed July 5, 2006.

(18)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Current Report on Form 8-K filed December 31, 2007.

(19)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(20)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(21)	Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(22)	Incorporated by reference to Exhibit 10.5 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(23)	Incorporated by reference to Exhibit 10.6 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(24)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on April 4, 2006.

(25)	Incorporated by reference to Exhibit 10.7 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(26)	Incorporated by reference to Exhibit 10.8 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(27)	Incorporated by reference to Exhibit 10.9 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(28)	Incorporated by reference to Exhibit 10.10 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(29)	Incorporated by reference to Exhibit 10.14 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2006.

(30)	Incorporated by reference to Exhibit 10.15 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2006.

(31)	Incorporated by reference to Exhibit 10.16 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2006.

(32)	Incorporated by reference to Exhibit 10.9 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2000.

(33)	Incorporated by reference to Exhibit 10.39 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2006.

(34)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(35)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(36)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(37)	Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(38)	Incorporated by reference to Exhibit 10.5 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(39)	Incorporated by reference to Exhibit 10.6 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(40)	Incorporated by reference to Exhibit 10.7 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(41)	Incorporated by reference to Exhibit 10.8 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(42)	Incorporated by reference to Exhibit 10.9 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(43)	Incorporated by reference to Exhibit 10.10 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(44)	Incorporated by reference to Exhibit 10.11 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(45)	Incorporated by reference to Exhibit 10.12 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(46)	Incorporated by reference to Exhibit 10.13 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(47)	Incorporated by reference to Exhibit 10.14 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(48)	Incorporated by reference to Exhibit 10.15 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(49)	Incorporated by reference to Exhibit 10.16 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(50)	Incorporated by reference to Exhibit 10.17 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(51)	Incorporated by reference to Exhibit 10.57 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2006.

(52)	Incorporated by reference to Exhibit 10.58 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2006.

(53)	Incorporated by reference to Exhibit 10.59 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2007.

(54)	Incorporated by reference to Exhibit 10.60 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2007.

(55)	Incorporated by reference to Exhibit 10.61 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2007.

(56)	Incorporated by reference to Exhibit 10.62 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2007.

(57)	Incorporated by reference to Exhibit 10.63 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2007.

(58)	Incorporated by reference to Exhibit 10.64 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2007.

(59)	Incorporated by reference to Exhibit 10.65 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on July 25, 2007.

(60)	Incorporated by reference to Exhibit 10.66 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on July 25, 2007.

(61)	Incorporated by reference to Exhibit 10.67 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on July 25, 2007.

(62)	Incorporated by reference to Exhibit 10.68 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on July 25, 2007.

(63)	Incorporated by reference to Exhibit 10.69 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on July 25, 2007.

(64)	Incorporated by reference to Exhibit 10.70 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on July 25, 2007.

(65)	Incorporated by reference to Exhibit 10.71 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on July 25, 2007.

(66)	Incorporated by reference to Exhibit 10.72 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on July 25, 2007.

(67)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on August 17, 2007.

(68)	Incorporated by reference to Exhibit 10.74 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on November 30, 2007.

(69)	Incorporated by reference to Exhibit 10.75 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on November 30, 2007.

(70)	Incorporated by reference to Exhibit 10.76 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on November 30, 2007.

(71)	Incorporated by reference to Exhibit 10.77 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on November 30, 2007.

(72)	Incorporated by reference to Exhibit 10.78 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on November 30, 2007.

(73)	Incorporated by reference to Exhibit 10.79 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on November 30, 2007.

(74)	Incorporated by reference to Exhibit 10.80 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on November 30, 2007.

(75)	Incorporated by reference to Exhibit 10.81 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on November 30, 2007.

(76)	Incorporated by reference to Exhibit 10.82 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on November 30, 2007.

(77)	Incorporated by reference to Exhibit 10.70 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

(78)	Incorporated by reference to Exhibit 10.71 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on April 18, 2008.

(79)	Incorporated by reference to Exhibit 10.72 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on April 18, 2008.

(80)	Incorporated by reference to Exhibit 10.73 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on April 18, 2008.

(81)	Incorporated by reference to Exhibit 10.15 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2008.

(82)	Incorporated by reference to Exhibit 10.16 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2008.

(83)	Incorporated by reference to Exhibit 10.17 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2008.

(84)	Incorporated by reference to Exhibit 10.18 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2008.

(85)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 8-K as filed with the SEC on September 22, 2008.

(86)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 16, 2008.

(87)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 16, 2008.

(88)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 16, 2008.

(89)	Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 16, 2008.

(90)	Incorporated by reference to Exhibit 10.5 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 16, 2008.

(91)	Incorporated by reference to Exhibit 10.15 filed with the Registrant’s Quarterly Report on Form 10-Q as filed with the SEC on May 15, 2008.

(92)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on October 17, 2008.

(93)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on October 23, 2008.

(94)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 24, 2008.

(95)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 24, 2008.

(96)	Incorporated by reference to Exhibit 10.6 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 9, 2009.

*	Denotes management contract or compensatory plan or arrangement

†	Previously filed

(b)	Exhibits

The exhibits filed as part of this Amendment No. 1 on Form 10-K/A are listed in Item 15(a)(3) of this Form 10-K/A.

(c)	Financial Statement Schedules

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

Dated: January 26, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K/A (Amendment No. 1) has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ John C. Carson John C. Carson	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)	Dated: January 26, 2009

/s/ Marc Dumont Marc Dumont	Director	Dated: January 26, 2009

/s/ Thomas M. Kelly Thomas M. Kelly	Director	Dated: January 26, 2009

/s/ Robert G. Richards Robert G. Richards	Director	Dated: January 26, 2009

/s/ John J. Stuart, Jr. John J. Stuart, Jr.	Chief Financial Officer and Secretary (Principal Financial and Chief Accounting Officer)	Dated: January 26, 2009

/s/ Jack Johnson Jack Johnson	Director	Dated: January 26, 2009

/s/ Frank Ragano Frank Ragano	Director	Dated: January 26, 2009