Form 10-Q
period 2008-12-28
IRVINE SENSORS CORP/DE/
filed 2009-02-17
CIK 357108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of February 13, 2009, there were 5,481,630 shares of common stock outstanding.

IRVINE SENSORS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL PERIOD ENDED DECEMBER 28, 2008
Irvine Sensors®, Neo-Chip™, Neo-Stack®, TOWHAWK™, Novalog™, Personal Miniature Thermal Viewer™, PMTV®, Cam-Noir™, Eagle Boards™, RedHawk™ and Silicon MicroRing Gyro™ are among the Company’s trademarks. Any other trademarks or trade names mentioned in this report are the property of their respective owners.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
IRVINE SENSORS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 28, 2008	September 28, 2008
Assets
Current assets:
Cash and cash equivalents	$210,300	$638,600
Restricted cash	43,800	41,700
Accounts receivable, net of allowance for doubtful accounts of $15,000 and $15,000, respectively	753,000	662,400
Unbilled revenues on uncompleted contracts, net of allowance of $0 and $18,400, respectively	683,900	1,279,700
Inventory, net	1,171,100	1,126,900
Prepaid expenses and other current assets	157,100	64,800
Current assets of discontinued operations	—	7,494,700

Total current assets	3,019,200	11,308,800
Property and equipment, net	3,944,100	4,328,300
Intangible assets, net	893,800	1,005,500
Deferred costs	206,400	260,100
Deposits	37,500	101,000
Non-current assets of discontinued operations	—	5,880,300

Total assets	$8,101,000	$22,884,000

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$4,021,900	$4,047,100
Accrued expenses	3,430,100	4,595,200
Accrued estimated loss on contracts	—	144,500
Advance billings on uncompleted contracts	70,600	21,900
Deferred revenue	395,300	385,000
Income taxes payable	22,800	14,400
Restructured debt, net of discounts	3,582,100	11,788,800
Promissory note payable	400,000	400,000
Subordinated term loan	2,000,000	2,000,000
Capital lease obligations — current portion	25,300	29,100
Current liabilities of discontinued operations	—	4,009,600

Total current liabilities	13,948,100	27,435,600
Senior promissory notes, net of discounts	480,000	—
Deferred interest	9,700	—
Executive Salary Continuation Plan liability	3,453,700	3,484,800
Capital lease obligations, less current portion	5,300	11,200
Minority interest in consolidated subsidiaries	324,400	411,600

Total liabilities	18,221,200	31,343,200

Commitments and contingencies (Note 12)
Stockholders’ deficit:
Preferred stock, $0.01 par value, 1,000,000 and 500,000 shares authorized, respectively; 126,000 and 126,000 shares issued and outstanding, respectively	1,300	1,300
Common stock, $0.01 par value, 150,000,000 and 80,000,000 shares authorized, respectively; 5,641,900 and 3,557,200 shares issued and outstanding, respectively	56,400	35,600
Common stock warrants; 1,076,800 and 717,900 warrants outstanding, respectively	—	—
Prepaid stock-based compensation	(502,000)	—
Deferred stock-based compensation	(142,900)	(183,200)
Common stock held by Rabbi Trust	(1,169,600)	(1,214,100)
Deferred compensation liability	1,169,600	1,214,100
Paid-in capital	160,795,000	159,901,000
Accumulated deficit	(170,328,000)	(168,213,900)

Total stockholders’ deficit	(10,120,200)	(8,459,200)

	$8,101,000	$22,884,000

See Accompanying Condensed Notes to Consolidated Financial Statements.

IRVINE SENSORS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended
	December 28,	December 30,
	2008	2007
Revenues:
Contract research and development revenue	$2,443,200	$2,711,700
Product sales	290,800	837,300
Other revenue	9,500	9,500

Total revenues	2,743,500	3,558,500

Cost and expenses:
Cost of contract research and development revenue	1,937,400	2,323,300
Cost of product sales	378,000	676,600
General and administrative expense	1,860,800	2,054,800
Research and development expense	350,400	344,600

Total costs and expenses	4,526,600	5,399,300

Loss from operations	(1,783,100)	(1,840,800)

Interest expense	(409,100)	(1,610,000)
Gain on disposal of assets	—	2,400
Interest and other income	31,600	400

Loss from continuing operations before minority interest and provision for income taxes	(2,160,600)	(3,448,000)
Minority interest in loss of subsidiaries	100	100
Provision for income taxes	(18,900)	(5,900)

Loss from continuing operations	(2,179,400)	(3,453,800)

Discontinued operations:
Income (loss) from operations of discontinued operations	65,300	(259,700)

Net loss	$(2,114,100)	$(3,713,500)

Basic and diluted net income (loss) per common share information
From continuing operations	$(0.43)	$(1.26)
From discontinued operations	0.01	(0.09)

Basic and diluted net loss per common share	$(0.42)	$(1.35)

Weighted average number of common shares outstanding	5,298,900	2,747,700

See Accompanying Condensed Notes to Consolidated Financial Statements.

IRVINE SENSORS CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Common
	Preferred				Stock				Total
	Stock		Common Stock		Warrants	Deferred			Stockholders’
	Shares Issued		Shares Issued		Issued	Stock-Based	Paid-in	Accumulated	Equity
	Number	Amount	Number	Amount	Number	Compensation	Capital	Deficit	(Deficit)
Balance at September 30, 2007	—	$—	2,684,300	$26,800	614,500	$(299,700)	$151,405,200	$(146,655,000)	$4,477,300

Common stock issued to employee retirement plans	—	—	522,300	5,300	—	(1,499,000)	1,606,600	—	112,900
Common stock and warrants issued to pay operating expenses	—	—	162,100	1,600	50,000	—	1,444,500	—	1,446,100
Stock-based compensation expense — vested stock	—	—	41,800	400	—	—	234,500	—	234,900
Common stock options exercised	—	—	53,200	500	—	—	830,500	—	831,000
Additional common stock warrants issued under anti-dilution provisions	—	—	—	—	71,700	—	—	—	—
Common stock warrants expired	—	—	—	—	(18,300)	—	—	—	—
Preferred stock issued to pay interest	39,600	400	—	—	—	—	1,188,100	—	1,188,500
Preferred stock issued to retire debt	93,700	900	—	—	—	—	2,810,600	—	2,811,500
Common stock issued upon conversion of preferred stock	(7,300)	—	73,300	800	—	—	(800)	—	—
Stock-based compensation expense — options	—	—	—	—	—	—	251,200	—	251,200
Amortization of deferred stock-based compensation	—	—	—	—	—	247,300	—	—	247,300
Issuance of nonvested stock	—	—	20,200	200	—	(130,800)	130,600	—	—
Amortization of employee retirement plan contributions	—	—	—	—	—	1,499,000	—	—	1,499,000
Net loss	—	—	—	—	—	—	—	(21,558,900)	(21,558,900)

Balance at September 28, 2008	126,000	1,300	3,557,200	35,600	717,900	(183,200)	159,901,000	(168,213,900)	(8,459,200)

Common stock issued to employee retirement plans	—	—	1,785,700	17,900	—	(750,000)	732,100	—	—
Common stock issued to pay operating expenses	—	—	300,000	3,000	—	—	117,000	—	120,000
Stock-based compensation expense — vested stock	—	—	1,000	—	—	—	500	—	500
Common stock warrants issued	—	—	—	—	183,700	—	59,800	—	59,800
Additional common stock warrants issued under anti-dilution provisions	—	—	—	—	177,700	—	—	—	—
Common stock warrants expired	—	—	—	—	(2,500)	—	—	—	—
Stock-based compensation expense — options	—	—	—	—	—	—	2,400	—	2,400
Amortization of deferred stock-based compensation	—	—	—	—	—	22,400	—	—	22,400
Forfeiture of nonvested stock	—	—	(2,000)	(100)	—	17,900	(17,800)	—	—
Amortization of employee retirement plan contributions	—	—	—	—	—	248,000	—	—	248,000
Net loss	—	—	—	—	—	—	—	(2,114,100)	(2,114,100)

Balance at December 28, 2008 (Unaudited)	126,000	$1,300	5,641,900	$56,400	1,076,800	$(644,900)	$160,795,000	$(170,328,000)	$(10,120,200)

See Accompanying Condensed Notes to Consolidated Financial Statements.

IRVINE SENSORS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 Weeks Ended
	December 28,	December 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(2,114,100)	$(3,713,500)
Add back (income) loss from discontinued operations	(65,300)	259,700

Loss from continuing operations	(2,179,400)	(3,453,800)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	519,300	517,800
Provision for (use of) allowance for inventory valuation	(10,000)	—
Non-cash interest expense	276,700	1,052,300
Non-cash employee retirement plan contributions	248,000	386,700
Gain on disposal and impairment of assets	—	(2,400)
Minority interest in net loss of subsidiaries	(100)	(100)
Common stock issued to pay operating expenses	120,000	400,000
Non-cash stock based compensation	25,300	39,300
Decrease (increase) in accounts receivable	(90,600)	306,900
Decrease in unbilled revenues on uncompleted contracts	595,800	283,200
Increase in inventory	(34,200)	(400,100)
Increase in prepaid expenses and other current assets	(92,300)	(190,600)
Decrease (increase) in other assets	63,500	(35,800)
Increase in accounts payable and accrued expenses	71,300	517,200
(Decrease) increase in accrued estimated loss on contracts	(144,500)	10,700
Increase in income taxes payable	8,400	1,200
Decrease in Executive Salary Continuation Plan liability	(31,100)	(33,700)
(Decrease) increase in advance billings on uncompleted contracts	48,700	(198,600)
Increase (decrease) in deferred revenue	10,300	(86,000)

Total adjustments	1,584,500	2,568,000

Net cash used in operating activities	(594,900)	(885,800)

Cash flows from investing activities:
Property and equipment expenditures	(6,900)	(302,300)
Proceeds from sale of fixed assets	—	6,700
Transfer of fixed asset to contract expense	19,000	—
Acquisition and costs related to patents	(35,500)	(37,300)
(Increase) decrease in restricted cash	(2,100)	700

Net cash used in investing activities	(25,500)	(332,200)

Cash flows from financing activities:
Proceeds from senior promissory notes	640,000	—
Debt issuance costs paid	(163,200)	—
Proceeds from options and warrants exercised	—	612,600
Principal payments of capital leases	(9,700)	(15,400)

Net cash provided by financing activities	467,100	597,200

Cash flows from discontinued operations:
Net cash used in operating activities	(275,000)	(2,000)

Net decrease in cash and cash equivalents	(428,300)	(622,800)
Cash and cash equivalents at beginning of period	638,600	937,600

Cash and cash equivalents at end of period	$210,300	$314,800

Supplemental cash flow information:
Cash paid for interest	$8,800	$3,100
Cash paid for income taxes	$3,900	$4,700
See Accompanying Condensed Notes to Consolidated Financial Statements.

IRVINE SENSORS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — General
The information contained in the following Condensed Notes to Consolidated Financial Statements is condensed from that which would appear in the audited consolidated financial statements for Irvine Sensors Corporation (“ISC”) and its subsidiaries (together with ISC, the “Company”), and the accompanying unaudited condensed consolidated financial statements do not include certain financial presentations normally required under accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, the unaudited consolidated financial statements included herein should be read with the audited consolidated financial statements and related notes thereto contained in the Annual Report on Form 10-K of the Company for fiscal 2008. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.
The consolidated financial information for the 13-week periods ended December 28, 2008 and December 30, 2007 included herein is unaudited but includes all normal recurring adjustments which, in the opinion of management of the Company, are necessary to present fairly the consolidated financial position of the Company at December 28, 2008, the results of its operations and its cash flows for the 13-week periods ended December 28, 2008 and December 30, 2007.
On October 14, 2008, the assets of Optex Systems, Inc. (“Optex”), the Company’s wholly-owned subsidiary, were sold pursuant to a UCC public foreclosure sale (the “Optex Asset Sale”). The Optex Asset Sale was completed as contemplated by a binding Memorandum of Understanding for Settlement and Debt Conversion Agreement dated September 19, 2008 (the “MOU”) between the Company and its senior lenders, Longview Fund, L.P. (“Longview”) and Alpha Capital Anstalt (“Alpha”). Longview and Alpha are sometimes collectively referred to as the “Lenders”. As agreed to in the MOU, Optex Systems, Inc., a Delaware corporation controlled by the Lenders (“Optex-Delaware”), credit bid $15 million in this UCC public sale, and its offer was the winning bid. As a result, $15 million of the Company’s aggregate indebtedness to the Lenders was extinguished. All the Company’s financial statements and notes and schedules thereto of the Company give effect to this event and report Optex as a discontinued operation for both the current and prior fiscal periods.
The consolidated financial information as of September 28, 2008 included herein has been derived from the Company’s audited consolidated financial statements as of, and for the year ended, September 28, 2008.
Description of Business
The Company is a vision systems company enabled by proprietary technology for three-dimensional packaging of electronics and manufacturing of electro-optical products. The Company designs, develops, manufactures and sells vision systems and miniaturized electronic products for defense, security and commercial applications. The Company also performs customer-funded contract research and development related to these products, mostly for U.S. government customers or prime contractors. Most of the Company’s historical business relates to the application of its proprietary technologies for stacking either packaged or unpackaged semiconductors into more compact three-dimensional forms, which the Company believes offer volume, power, weight and operational advantages over competing packaging approaches, and which the Company believes allows it to offer proprietary higher level products with unique operational features.

None of the Company’s subsidiaries accounted for more than 10% of the Company’s total assets at December 28, 2008 or had separate employees or facilities at such date.
Summary of Significant Accounting Policies
Consolidation. The consolidated financial statements include the accounts of ISC and its subsidiaries, Optex, MicroSensors, Inc. (“MSI”), RedHawk Vision Systems, Inc. and iNetWorks Corporation. All significant intercompany transactions and balances have been eliminated in the consolidation.
Reverse Stock Split. On August 26, 2008, the Company effected a 1-for-10 reverse split of the Company’s common stock (the “2008 Reverse Stock Split”). All references in these financial statements and schedules to the number of shares of common stock of the Company and related per share price have been restated to give effect to this reverse split. Correspondingly, the Company’s historical financial statements have been restated to reflect a ten times increase in basic and diluted loss per share.
Fiscal Periods. The Company’s fiscal year ends on the Sunday nearest September 30. Fiscal 2008 ended on September 28, 2008 and included 52 weeks. The fiscal year ending September 27, 2009 (“fiscal 2009”) will also include 52 weeks. The Company’s first quarter of fiscal 2009 was the 13 weeks ended December 28, 2008.
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
During the 13 weeks ended December 28, 2008, the Company’s accrued estimated loss on contracts decreased $144,500, from $144,500 to $0. This decrease reflects a change in the Company’s aggregate estimate (excluding contingencies), which management believes reflects ETCs for contracts in progress based on their completion status at December 28, 2008 and current and future technical requirements under the program contracts.
Revenues. The Company derives revenue from contract research and development, as well as from product sales. Revenues derived from contracts to develop prototypes and provide research, development, design, testing and evaluation of complex detection and control defense systems were the principal contributor to total revenues in the first 13 weeks of fiscal 2009 and fiscal 2008. The Company’s research and development contracts are usually cost reimbursement plus fixed fee, fixed price level of effort or occasionally firm fixed price. The Company’s cost reimbursement plus fixed fee research and development contracts require the Company’s good faith performance of a statement of work within overall budgetary constraints, but with latitude as to resources utilized. The Company’s fixed price level of effort research and development contracts require the Company to deliver a specified number of labor hours in the performance of a statement of work. The Company’s firm fixed price research and development contracts require the Company to deliver specified items of work independent of resources utilized to achieve the required deliverables. Revenues for all types of research and development contracts are recognized as costs are incurred and include applicable fees or profits primarily in the proportion that costs incurred bear to estimated final costs. Costs and estimated earnings in excess of billings under government research and development contracts are accounted for as unbilled revenues on uncompleted contracts, stated at estimated realizable value and are expected to be realized in cash within one year.
United States government research and development contract costs, including indirect costs, are subject to audit and adjustment from time to time by negotiations between the Company and government representatives. The government has approved the Company’s indirect contract costs through the 53 weeks ended October 3, 2004 (“fiscal 2004”) but has not yet scheduled audits of the Company’s indirect contract costs for the 52 weeks ended October 2, 2005 (“fiscal 2005”), the 52 weeks ended October 1, 2006 (“fiscal 2006”), the 52 weeks ended September 30, 2007 (“fiscal 2007”) and fiscal 2008. Research and development contract revenues have been recorded in amounts that are expected to be realized upon final determination of allowable direct and indirect costs for the affected contracts.

Revenues derived from product sales in the 13 weeks ended December 28, 2008 and December 30, 2007 were primarily the result of shipments of stacked chip products, largely memory stacks, and sales of the Company’s miniaturized camera products, including both infrared viewers and visible spectrum cameras. Production orders for the Company’s products are generally priced in accordance with established price lists. Memory stack products and visible spectrum cameras are primarily shipped to original equipment manufacturers (“OEMs”). Infrared viewers are both subsystem and system level products for shipment to either OEMs or to end user customers, initially for military applications. Revenues are recorded when products are shipped, provided that the following conditions are met:
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
The Company does not utilize distributors for the sale of its products nor does it enter into revenue transactions in which the customer has the right to return product. Accordingly, no provisions are made for sales returns, contractual price protection or adjustments in the recognition of revenue.
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

Property and Equipment. The Company capitalizes costs of additions to property and equipment, together with major renewals and betterments. The Company takes several years to complete some in-house projects, which are classified as construction in progress and are not subject to depreciation until placed into service. Such in-house projects include expansion of the Company’s clean room facilities and related equipment. The Company capitalizes overhead costs, including interest costs, for all in-house capital projects. Maintenance, repairs, and minor renewals and betterments are charged to expense. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation for such assets are removed from the accounts and any resulting gain or loss is recognized. Depreciation of property and equipment is provided over the estimated useful lives of the assets, primarily using the straight-line method. The useful lives of such assets are typically three to five years. Leasehold improvements are amortized over their useful lives or, if shorter, the terms of the leases.
Deferred Costs. The Company has incurred debt issuance costs in connection with various financings, which are amortized over the term of the related debt instruments using the effective interest method.
Accounting for Stock-Based Compensation. The Company accounts for stock-based compensation under Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the fair value of all option grants or stock issuances made to employees or directors on or after its implementation date (the beginning of fiscal 2006), as well as a portion of the fair value of each option and stock grant made to employees or directors prior to the implementation date that represents the nonvested portion of these share-based awards as of such implementation date, to be recognized as an expense. These amounts are expensed over the respective vesting periods of each award using the straight-line attribution method. The Company calculates stock option-based compensation by estimating the fair value of each option as of its date of grant using the Black-Scholes option pricing model.
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
During the 13-week periods ended December 28, 2008 and December 30, 2007, the Company granted an option to purchase 12,000 and 0 shares of its common stock, respectively. The following assumptions were used for the valuation of the grant in the 13-week period ended December 28, 2008.

13 Weeks Ended
December 28, 2008
Risk free interest rate	4.0%
Expected life	4.0 years
Expected volatility	89.4%
Expected dividend yield	None

Expected life of options granted is computed using the mid-point between the vesting period and contractual life of the options granted (the “simplified method”) due to the Company’s inability to estimate expected life based on the limited history of option exercises over the last several years. Expected volatilities are based on the historical volatility of the Company’s stock price and other factors.
Previously granted options to purchase 103,275 shares of the Company’s common stock with a weighted average exercise price of $11.27 per share and a weighted average fair value of $0.52 per share were unvested as of December 28, 2008. Total stock-based compensation expense during the 13-week period ended December 28, 2008 was $25,300, of which $7,300 was charged to cost of contract research and development, and $18,000 was charged to general and administrative expense. Total stock-based compensation expense during the 13-week period ended December 30, 2007 was $39,300, of which $6,900 was charged to cost of contract research and development, and $32,400 was charged to general and administrative expense.
SFAS 123(R) requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. There were no tax benefits resulting from the exercise of stock options during the 13-week periods ended December 28, 2008 and December 30, 2007.
The Company’s subsidiaries did not grant any options during the 13-week periods ended December 28, 2008 and December 30, 2007.
The Company did not grant any shares of nonvested stock and cancelled 2,000 shares of nonvested stock due to forfeitures in the 13 week period ended December 28, 2008. The Company granted 3,000 shares of nonvested stock, net of 200 shares forfeited, in the 13-week period ended December 30, 2007. During the 13-week periods ended December 28, 2008 and December 30, 2007, 300 and 0 previously issued nonvested shares, respectively, were vested. The Company did not grant any shares of vested stock in the 13 weeks ended December 28, 2008 and granted 50,000 shares of vested stock, valued at $400,000, in the 13-week period ended December 30, 2007.
The Company recognizes compensation expense on a straight-line basis over the vesting period of the option after consideration of the estimated forfeiture rate, which was 7% during fiscal 2008 and the 13-week period ended December 28, 2008. At December 28, 2008, the total compensation costs related to nonvested options not yet recognized was $10,600 and the weighted-average remaining vesting period of unvested options at December 28, 2008 was 0.9 years. Such amounts do not include the cost of new options that may be granted in future periods or any future changes in the Company’s forfeiture rate.
Accounting for Stock and Warrant-Based Operating Expense. Under the fair value based method, expense is recorded based on the fair value of common stock and warrants issued to service providers at the date of such issuance and is recognized over the vesting period. In the 13-week period ended December 28, 2008, no common stock or warrants were issued to non-employee service providers as operating expense, although warrants were issued to an investment banker in connection with a financing. (See Notes 4 and 6 and “Warrant Valuation and Beneficial Conversion Feature” below). In the 13-week period ended December 30, 2007, 50,000 shares of common stock, valued at $400,000, were issued to a non-employee, former director as partial payment for services rendered under a consulting contract. (See Note 14).

Software Development and Purchased Software. At December 28, 2008, the Company had capitalized software of approximately $114,100, net of accumulated amortization of $2,280,500. The Company capitalizes software in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). SOP 98-1 requires that certain costs incurred, either from internal or external sources, be capitalized as part of intangible assets and amortized on a straight-line basis over the useful life of the software. Planning, training, support and maintenance costs incurred either prior to or following the implementation phase are recognized as expense in the period in which they occur. The Company evaluates the carrying values of capitalized software to determine if the carrying values are impaired, and, if necessary, the Company would recognize an impairment loss in the period in which the impairment occurred.
Goodwill and Other Intangible Assets. Goodwill represents the cost of acquired businesses in excess of fair value of the related net assets at acquisition. The Company does not amortize goodwill, but tests it annually, as of the first day of its fourth fiscal quarter and between annual testing periods if circumstances warrant, for impairment using a fair value approach. As a result of the Optex Asset Sale and the discontinuation of Optex’s operations, the Company determined that goodwill related to the Optex reporting unit had been impaired by approximately $7.2 million. Such impairment was recorded at September 28, 2008, and the impairment charge was presented in the loss on disposal of discontinued operations in the consolidated statements of operations for fiscal 2008. The remaining goodwill was reclassified into the non-current assets of discontinued operations at September 28, 2008 pending disposition pursuant to the Optex Asset Sale, which disposition occurred on October 14, 2008 pursuant to such sale. Therefore, as of December 28, 2008, there is not any goodwill remaining on the books of the Company.
The Company amortizes the cost of other intangibles over their estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows, appraised values or other market-based information. As a result of the Optex Asset Sale and the discontinuation of Optex’s operations, the Company reclassified identified amortizable intangible assets related to Optex, principally non-competition agreements and customer backlog, into the non-current assets of discontinued operations at September 28, 2008 pending disposition pursuant to the Optex Asset Sale, which disposition occurred on October 14, 2008 pursuant to such sale. Therefore, as of December 28, 2008, there are not any amortizable intangible assets related to the Optex reporting unit remaining on the books of the Company. Intangible assets with indefinite lives are tested annually for impairment as of the first day of the Company’s fourth fiscal quarter and between annual periods if impairment indicators exist, and are written down to fair value as required. The Company’s other intangible assets with definite lives at December 28, 2008 and September 28, 2008 consisted principally of patents and trademarks related to the Company’s various technologies. Capitalized costs include amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of patent and trademark applications. These assets are amortized on a straight-line method over the shorter of their useful or legal life, generally ten years.
Warrant Valuation and Beneficial Conversion Feature. The Company calculates the fair value of warrants issued with debt using the Black Scholes valuation method. The total proceeds received in the sale of debt and related warrants is allocated among these financial instruments based on their relative fair values. The debt discount arising from assigning a portion of the total proceeds to the warrants issued is recognized as interest expense from the date of issuance to the earlier of the maturity date of the debt or the conversion dates using the effective yield method. Additionally, when issuing convertible debt, including convertible debt issued with detachable warrants, the Company tests for the existence of a beneficial conversion feature in accordance with Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force Issue (“EITF”) No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and FASB EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. The Company records the amount of any beneficial conversion feature (“BCF”), calculated in accordance with these accounting standards, whenever it issues convertible debt that has conversion features at fixed rates that are in the money using the effective per share conversion price when issued. The calculated amount of the BCF is accounted for as a contribution to additional paid-in capital and as a debt discount that is recognized as interest expense from the date of issuance to the earlier of the maturity date of the debt or the conversion dates using the effective yield method. The maximum amount of BCF that can be recognized is limited to the amount that will reduce the net carrying amount of the debt to zero.

Tangible Long-Lived Assets. The Company frequently monitors events or changes in circumstances that could indicate that the carrying amount of tangible long-lived assets to be held and used may not be recoverable. The determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. When impairment is indicated for a tangible long-lived asset, the amount of impairment loss is the excess of net book value of the asset over its fair value. Tangible long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. At December 28, 2008, management believed no indications of impairment existed.
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
Basic and Diluted Net Loss per Share. Basic net loss per share is based upon the weighted average number of shares of common stock outstanding. Diluted net loss per share is based on the assumption that options and warrants are included in the calculation of diluted net loss per share, except when their effect would be anti-dilutive. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of actual issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Cumulative dividends on the Series A-1 Preferred Stock, although not declared, constitute a preferential claim against future dividends, if any, and are treated as an incremental increase in net loss from continuing operations for purposes of determining basic and diluted net loss from continuing operations per common share (See Note 7).
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

As discussed further in Note 3, in December 2006, the Company repaid the borrowings from its then senior bank lender with funds from a new $8.25 million term loan, bearing interest at 11% per annum, from the Lenders. Concurrent with these refinancing transactions, the Lenders also purchased through assignment the Company’s $10 million subordinated convertible notes from the original two holders of these notes. These debt refinancing transactions occurred on December 29, 2006, when the closing price of the Company’s common stock was $20.50 per share, and included the issuance to the Lenders, for no separate consideration, of five-year warrants to purchase an aggregate of 300,000 shares of the Company’s common stock at an exercise price of $13.00 per share, which resulted in the subordinated convertible notes becoming convertible into 769,231 shares of the Company’s common stock. This warrant issuance, in turn, triggered an anti-dilution provision in the $10 million subordinated convertible notes that reduced the per share price at which said notes are convertible into shares of the Company’s common stock from $26.00 per share to $13.00 per share. After accounting for the portion of the warrant’s value assigned to the transferred $10 million subordinated convertible notes and the intrinsic value of the beneficial conversion feature arising from the subordinated convertible notes new per share conversion price, the carrying amount of the $10 million subordinated convertible notes at December 31, 2006 was reduced to zero. Additionally, assigning a portion of the new five-year warrant’s value to the $8.25 million term loan reduced the term loan’s carrying value by approximately $1.5 million. In July 2007, the Company borrowed $2 million under a 6-month promissory note from one of its Lenders. (See Note 3). The Company had the option of prepaying this note in August 2007, which it elected not to do. As a result, the principal of this note was increased by $100,000, the Company issued 30,000 shares of its common stock valued at $400,000 and a warrant to purchase 50,000 shares of its common stock valued at $405,000 to the Lender, resulting in an aggregate of $905,000 of debt discounts. In November 2007, the Company restructured all of its debt obligations with its senior lenders effective September 30, 2007, extending the due date of the principal and interest under these obligations to December 30, 2009. In consideration for the restructuring, the Company issued restructuring promissory notes in the aggregate principal amount of $1,115,000, due December 30, 2009, to the Lenders. In October 2008, the remaining balance due under $8.25 million term loan and the $1.1 million restructuring notes and a substantial portion of the amounts due under the $10 million subordinated convertible notes and the $2.1 million promissory note were extinguished pursuant to the Optex Asset Sale. Because of the substantial initial debt discounts involved in these debt transactions, management believes that it is not practicable to estimate the fair value of the remaining balances of the $10 million subordinated convertible notes and the $2.1 million promissory note at December 28, 2008 without incurring unreasonable costs. Furthermore, because of the scale of the discounts already recorded, management does not believe that an estimation of the fair value of the debt instruments would result in a materially different result than what the Company has already recorded.
Concentration of Credit Risk. Most of the Company’s accounts receivable are derived from sales to U.S. government agencies or prime government contractors. The Company does not believe that this concentration increases credit risks because of the financial strength of the payees. The Company has cash deposits at U.S. banks and financial institutions, which exceed federally insured limits at December 28, 2008. The Company is exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institution; however, the Company does not anticipate such loss.
Reclassifications. Certain reclassifications have been made to the financial statements for the 13-week period ended December 30, 2007 to conform to the current period presentation, largely to reflect the discontinuation of Optex’s operations.

Derivatives. A derivative is an instrument whose value is “derived” from an underlying instrument or index such as a future, forward, swap, or option contract, or other financial instrument with similar characteristics, including certain derivative instruments embedded in other contracts (“embedded derivatives”) and for hedging activities. As a matter of policy, the Company does not invest in separable financial derivatives or engage in hedging transactions. However, complex transactions that the Company entered into in order to originally finance the initial acquisition of Optex, and the subsequent refinancing of such debt transactions, involved financial instruments containing certain features that have resulted in the instruments being deemed derivatives or containing embedded derivatives. The Company may engage in other similar complex debt transactions in the future, but not with the intention to enter into derivative instruments. Derivatives and embedded derivatives, if applicable, are measured at fair value and marked to market through earnings, as required by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”). However, such new and/or complex instruments may have immature or limited markets. As a result, the pricing models used for valuation often incorporate significant estimates and assumptions, which may impact the level of precision in the financial statements.
Recently Issued Accounting Pronouncements. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except for SFAS 123(R) and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position for SFAS 157 (“FSP FAS 157-1”) to amend SFAS 157 to exclude SFAS 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS 141, Business Combinations, (“SFAS 141R,”) (as discussed in more detail below), regardless of whether those assets and liabilities are related to leases. Additionally, in February 2008, the FASB issued FASB Staff Position for SFAS 157 (“FSP FAS 157-2”), which delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. Also, in October 2008, the FASB issued FASB Staff Position for SFAS 157 (“FSP FAS 157-3”), which clarifies the application of SFAS 157 in a market that is not active. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS 159 are elective; however, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of SFAS 159 did not have a material impact on the Company’s consolidated financial statements.

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
In May 2008, the FASB issued the final version of Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“APB 14-1”), which requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. APB 14-1 is effective for fiscal years beginning after December 15, 2008, which for the Company will be fiscal 2010, and interim periods within those fiscal years and must be applied retrospectively to all periods presented, which for the Company would include the comparative quarterly presentations for fiscal 2009. Accordingly, commencing in fiscal 2010, the Company will present prior period comparative results reflecting the impact of APB 14-1 if determined to apply to the Company at that time. The Company is currently evaluating the impact APB 14-1 will have on its consolidated financial statements, if any.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement 133 (“SFAS 161”). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements, if any.
In April 2008, the FASB issued Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FAS 142-3”) that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141 and other U.S. generally accepted accounting principles. FAS 142-3 is effective for fiscal years and interim periods beginning after December 15, 2008. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements, if any.

Note 2 — Going Concern
These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company generated net losses in fiscal 2006, fiscal 2007, fiscal 2008 and the first 13 weeks of fiscal 2009 of approximately $8.4 million, $22.1 million, $21.6 million and $2.1 million, respectively. Approximately $4.1 million, $13.1 million, $9.8 million and $1.2 million of the net loss in fiscal 2006, fiscal 2007, fiscal 2008 and the first 13 weeks of fiscal 2009, respectively, was derived from the recognition of non-cash expenses. As of December 28, 2008, the Company also has a working capital and stockholders’ deficit of $10.9 million and $10.1 million, respectively. If the Company is unable to generate additional liquidity to meet its working capital needs within the second 13 weeks of fiscal 2009, there will be a further material and adverse effect on the financial condition of the Company. The Company has entered into an agreement in December 2008 to sell patent assets that is expected to generate cash proceeds of up to $9.5 million (the “2008 Patent Sale and License”), but there can be no guarantee that this transaction will close in a timely manner, or at all. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.
Management believes that the Company’s losses in recent years have resulted from a combination of insufficient contract research and development revenue to support the Company’s skilled and diverse technical staff believed to be necessary to support exploitation of the Company’s technologies, amplified by the effects of discretionary investments to productize a wide variety of those technologies. The Company has not yet been successful in most of these product activities, nor has it been able to raise sufficient capital to fund the future development of many of these technologies. Accordingly, the Company has sharply curtailed the breadth of its product investments, and instead has focused on the potential growth of its chip stacking business and various miniaturized camera products. In addition, the initial acquisition of Optex in December 2005 and the ultimate discontinuation of Optex’s operations in October 2008 pursuant to the Optex Asset Sale contributed to increases in the Company’s consolidated net losses, rather than expected loss reductions, largely due to inadequate gross margins on Optex’s products and related consequential impacts.
Management has developed an operating plan to manage costs in line with estimated total revenues for fiscal 2009, including contingencies for cost reductions if projected revenues are not fully realized. Accordingly, management believes that the Company’s operations, in conjunction with the infusion of liquidity expected to be realized by the 2008 Patent Sale and License, if it is consummated, will generate sufficient cash to meet the Company’s continuing obligations for at least the next 12 months. However, the ultimate outcome of the 2008 Patent Sale and License is presently unknown and there can be no assurance that projected cash proceeds from this sale or anticipated revenues will be realized or that the Company will successfully implement its plans.
Additionally, largely as a result of the Optex Asset Sale, the Company’s stockholders’ deficit at December 28, 2008 was approximately $10.1 million, substantially below $2.5 million of stockholders’ equity, one of Nasdaq’s minimum continued listing criteria. At December 28, 2008, the Company also did not meet either of the other Nasdaq minimum listing criteria related to market capitalization or historical results. On January 14, 2009, the Company received written notice from Nasdaq of this lack of compliance with the continued listing criteria and further stated that the Company had until January 29, 2009 to provide Nasdaq with a specific plan to achieve and sustain compliance with the Nasdaq Capital Market listing requirements, including the time frame for completion of such plan. The Company provided such a plan to Nasdaq by this deadline, which, among other elements, included the potential effect of the 2008 Patent Sale and License, if it occurs, and other subsequent events.

However, such events cannot be assured at the date of this report, and it is unknown whether Nasdaq will accept the Company’s plan to regain compliance with Nasdaq’s continued listing criteria, or if the Company can successfully implement its plan. Furthermore, the Company’s common stock has traded below the $1.00 per share minimum Nasdaq continued listing criterion for substantial periods recently. Although Nasdaq has suspended application of this rule and the public float market value rule for all Nasdaq traded securities until April 20, 2009, there can be no assurance that the Company will be able to comply with the minimum $1.00 per share trading rule or the public float market value rule once these requirements are reinstituted or maintain its listing the Nasdaq Capital Market. Delisting from the Nasdaq Capital Market for any present or future violation of Nasdaq rules could significantly limit the Company’s ability to raise capital. If the Company requires additional financing to meet its working capital needs, there can be no assurance that suitable financing will be available on acceptable terms, on a timely basis, or at all. Delisting from Nasdaq would result in an event of default on both the Company’s existing debt and Series A-1 Preferred Stock, creating additional financial hardship on the Company.
Note 3 — Restructured Debt
The Company’s restructured debt is largely derived from its acquisition of Optex and related transactions, beginning in December 2005. In November 2007, the Company restructured all of its debt obligations with Longview and Alpha, its senior lenders, effective September 30, 2007. Pursuant to this restructuring, the maturity date of all principal and interest payment obligations under the Company’s Series 1 and Series 2 senior subordinated secured convertible notes (collectively the “Notes”), with the then aggregate principal balance of $8,445,000, the Company’s senior term notes (the “Term Notes”), with the then aggregate principal balance of $8,250,000 and the Company’s non-convertible promissory note initially due in January 2008 (the “Promissory Note”), with the then principal balance of $2,100,000, were extended to December 30, 2009. The stated interest rate payable on the Series 1 notes increased to 10% per annum, compounding monthly. The interest rate on all of the other obligations to Longview and Alpha remained unchanged, except that interest now compounds on a monthly basis.
In consideration for the restructuring, the Company issued promissory notes to Longview and Alpha in the aggregate principal amount of $1.0 million and $115,000, respectively (the “Restructuring Notes”), which Restructuring Notes do not accrue interest and, in general, are not due and payable until December 30, 2009. The Restructuring Notes contained cross-default provisions in the event the Company is in default under any other indebtedness for borrowed money in excess of $100,000 in the aggregate (other than trade payables or professional fees), or upon any event which gives any holder or trustee of such indebtedness for borrowed money the right to accelerate its maturity (subject to certain exceptions). The Restructuring Notes also provided for an event of default in the event the Company is in default under one or more obligations in an aggregate monetary amount in excess of $1.0 million (or $2.0 million with respect to accounts payable), but excluding professional fees or obligations owed to Timothy Looney, the former owner of Optex, and TWL Group, L.P, an entity owned by Mr. Looney. The Restructuring Notes were secured by substantially all of the assets of the Company and Optex. The Restructuring Notes were extinguished as a result of the Optex Asset Sale.
As part of this restructuring, the Company also issued promissory notes to Longview and Alpha in the aggregate principal amount of $1.0 million and $115,000, respectively (the “Contingent Notes”). In consideration for the Contingent Notes, the Company was relieved of its obligation to register with the SEC and any state regulatory body or agency, the resale of any of the Company’s securities held by Alpha, Longview, Jolie Kahn and Barbara Mittman (collectively, the “Investors”). The Investors waived (i) any event of default arising from the Company’s failure to register such securities for resale, and (ii) any liquidated damages for such failure that may have accrued or could accrue (as well as any default interest that may have accrued or could accrue on such damages.) The Investors also consented to the Company raising up to $2.0 million through the issuance of common stock and warrants, provided that the purchase price per share of common stock may not be less than $13.00 per share and the exercise price for any warrants issued in connection therewith may not be below $13.00 per share.

The Contingent Notes are in substantially the same form as the Restructuring Notes; however, the Contingent Notes to Longview and Alpha will be discharged (and cancelled) in pro rata proportion to the amount the total indebtedness owed to each that is repaid in full by December 30, 2009. If the total principal and accrued interest payable to Longview and Alpha on its existing obligations (excluding the Restructuring Notes) is repaid in full by such time, then the Contingent Notes will be cancelled in their entirety. The Contingent Notes, to the extent not cancelled, will be due and payable on December 30, 2009, and do not accrue interest. The Contingent Notes are also secured by substantially all of the assets of the Company and Optex. A substantial portion of the Contingent Notes have been discharged as a result of debt extinguishment pursuant to the Optex Asset Sale.
Debt Exchange/Cancellation of Debt
In April 2008, the Company sold and issued 133,332 shares of its newly-created Series A-1 10% Cumulative Convertible Preferred Stock, a non-voting convertible preferred stock bearing 10% cumulative dividends per annum (the “Series A-1 Stock”) to its senior lenders, Longview and Alpha, at a purchase price of $30 per share. (See Note 5). The approximate $4,000,000 aggregate purchase price for the Series A-1 Stock was paid solely by the Lenders’ exchange of a portion of the Term Notes held by them. As a result, approximately $1,188,500 of accrued and unpaid interest and approximately $2,811,500 of principal balance under the Term Notes was cancelled.
Extinguishment of Debt Pursuant to Optex Asset Sale
On October 14, 2008, Irvine Sensors Corporation transferred to an entity controlled by the Senior Lenders all of the assets and specified liabilities of Optex in exchange for the extinguishment of certain of the Company’s debt due with a principal balance of approximately $13.5 million and approximately $1.5 million of accrued but unpaid interest, for an aggregate amount of $15 million, to effectuate the Optex Asset Sale. The Optex Asset Sale took the form of a foreclosure on the transferred Optex net assets by the Lenders that was effected through a credit bid. As a result of the credit bid, all of the obligations under the Term Notes, the Series 2 Notes and the Restructuring Notes were cancelled. In addition, all but approximately $3,133,200 of the principal obligations under the Series 1 Notes and approximately $448,900 of the principal obligations under the Promissory Note were also cancelled pursuant to the credit bid.

The Series 1 and Series 2 Notes, the Term Notes, the Promissory Note and the Restructuring Notes are collectively referred to as the “Restructured Debt.” Set forth below are the components of the Restructured Debt at December 28, 2008 and September 28, 2008:

	December 28,	September 28,
	2008	2008
Series 1 Notes payable — principal plus interest at an initial stated rate of 10.0% per annum payable on December 30, 2009. (Since all payments on these notes will be accounted for as interest expense the effective interest rate of the notes is not calculable) (1)	$7,445,500	$7,445,500

Less: Cumulative principal amount of Series 1 Notes payable converted to common stock	(230,000)	(230,000)

Less: Principal amount of Series 1 Notes payable cancelled pursuant to credit bid	(4,082,300)	—

Series 2 Notes payable — principal plus interest at an initial stated rate of 3.5% per annum payable on December 30, 2009. (Since all payments on these notes will be accounted for as interest expense the effective interest rate of the notes is not calculable) (1)	2,554,500	2,554,500

Less: Cumulative principal amount of Series 2 Notes payable converted to common stock	(1,325,000)	(1,325,000)

Less: Principal amount of Series 2 Notes payable cancelled pursuant to credit bid	(1,229,500)	—

Term Notes payable — principal plus interest at an initial stated interest rate of 11% per annum, with 100% principal and interest due on or before December 30, 2009 (initial effective interest rate of 19.4%) (1)	8,250,000	8,250,000

Less: Principal amount of Term Notes exchanged for Series A-1 Stock	(2,811,500)	(2,811,500)

Less: Principal amount of Term Notes cancelled pursuant to credit bid	(5,438,500)	—

Promissory Note payable — aggregate principal amount of $2,100,000 with 100% principal due on or before December 30, 2009, along with interest accrued at a stated rate of 12% per annum (initial effective interest rate of 41.3%)	2,100,000	2,100,000

Less: Principal amount of Promissory Note cancelled pursuant to credit bid	(1,651,100)	—

Restructuring Notes payable — aggregate principal amount of $1,115,000 with 100% principal due on or before December 30, 2009, non-interest bearing	1,115,000	1,115,000

Less: Principal amount of Restructuring Notes cancelled pursuant to credit bid	(1,115,000)	—

Less: Unamortized debt discounts related to warrants, beneficial conversion feature, principal increase in Promissory Note, stock issued in lieu of continuation fee and Restructuring Notes	—	(5,309,700)

	$3,582,100	$11,788,800

(1)	For the period January 19, 2007 through January 30, 2007, the stated interest rate on borrowings under the Notes and the Term Notes increased to 18% due to the Company’s delayed filing of its Form 10-K for fiscal 2006.

The components of the Restructured Debt are discussed more fully below.
Subordinated Convertible Debt
To partially finance the initial acquisition of 70% of the outstanding capital stock of Optex (the “Initial Acquisition”), on December 30, 2005, the Company borrowed $10 million by issuing $10.0 million of senior subordinated secured convertible notes in two series, collectively the Notes. The first series of Notes (the “Series 1 Notes”) had an initial principal amount of $7,445,500, and the second series of Notes (the “Series 2 Notes”) had an initial principal amount of $2,554,500.
In the period January 2007 through August 2007, an aggregate of $230,000 and $1,325,000 of the principal balance of the Series 1 Notes and Series 2 Notes, respectively, was retired through conversion to common stock. As a result, an extra $1,555,000 of debt discount was accreted to interest expense in fiscal 2007 due to these debt retirements. No conversion on the Notes occurred during fiscal 2008. Pursuant to the Optex Asset Sale in October 2008, $4,082,300 of the outstanding principal balance of the Series 1 Notes was retired and all $1,229,500 of the then outstanding principal balance of the Series 2 Notes was retired, resulting in the cancellation of the balance of the Series 2 Notes.
Senior Debt
On December 29, 2006, the Company borrowed $8.25 million from Longview and Alpha under two-year senior term notes, the Term Notes, and used a portion of the proceeds from this borrowing to repay the Company’s borrowings from, and satisfy all obligations to, Square 1 Bank, the Company’s prior senior lender, of approximately $5.9 million.
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
In April 2008, approximately $2.8 million of the Term Notes’ principal and approximately $1.2 million of related deferred interest was retired in connection with the exchange of a portion of the Term Notes for the issuance of Series A-1 Stock. In October 2008, the balance of the Term Notes’ principal and related deferred interest was retired pursuant to the Optex Asset Sale.

$2.1 Million Secured Promissory Note
In July 2007, the Company entered into an agreement with Longview, one of the Lenders, pursuant to which the Company closed a $2.0 million non-convertible loan, initially with a six-month term, under a secured promissory note (the “Promissory Note”). Interest under the Promissory Note accrues at the rate of 12% per annum and was initially due together with the unpaid principal amount when the Promissory Note was originally scheduled to mature on January 19, 2008 (which maturity date was extended; see debt restructuring discussion above). If the Company failed to pay the principal and accrued interest within ten days after the maturity date, as extended, it would incur a late fee equal to 5% of such amounts. The Company had the right to prepay on or prior to August 15, 2007, all of the outstanding principal under the Promissory Note by paying to Longview an amount equal to 120% of the principal amount of the Promissory Note, together with accrued but unpaid interest. To effectuate this right, the Company was required to provide written notice of such prepayment election on or prior to August 8, 2007. The Company declined to give such notice and to prepay the Promissory Note, and pursuant to its terms, the principal amount of the Promissory Note was automatically increased by $100,000 on August 15, 2007 and the Company issued to Longview 30,000 unregistered shares of the Company’s common stock in lieu of a $400,000 cash continuation fee for continuing the term of the Promissory Note beyond August 15, 2007 and a five-year warrant to purchase 50,000 unregistered shares of the Company’s common stock at a price equal to $14.60 per share, subject to adjustment for stock splits, stock dividends, recapitalizations and the like. As a result of the April 2008 debt exchange, the exercise price of this warrant was reset to $3.00 per share. As a result of November 2008 and December 2008 closings of a bridge financing, the exercise price of this warrant was reset to $0.40 per share. The fair value of the principal increase of $100,000, the 30,000 shares of common stock and the warrant to purchase 50,000 shares of common stock was recorded as a discount on the debt and is being amortized to interest expense over the term of the Promissory Note. The original discount on the debt associated with the cash payment and the issuance of common stock and warrants totaled $905,000.
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
In connection with the Promissory Note, the Company also has agreed that, for so long as the Notes remained outstanding and held by Longview except for certain specified issuances, the Company will not, without the prior written consent of Longview, enter into an agreement to issue any individual equity security, convertible debt security or other individual security convertible into the Company’s common stock or equity of the Company at a price that would trigger the anti-dilution provisions set forth in Section 10(d) of the Notes; provided however, that no consent of Longview shall be required for the issuance of any convertible security that has an exercise price or conversion price above the conversion price as defined in the Notes.
In connection with the Optex Asset Sale in October 2008, approximately $1,651,100 of the principal balance of the Promissory Note was retired.

Schedule of Principal Payments
The schedule of principal payments required under the Restructured Debt at December 28, 2008 is shown below.

		Promissory
Fiscal Year	Notes	Note	Total
2009	$3,133,200	$448,900	$3,582,100

Future principal payments (1)	$3,133,200	$448,900	$3,582,100

(1)	In addition to principal payments required under the Restructured Debt, the Company has a $400,000 debt outstanding pursuant to an unsecured promissory note that became due in December 2007, and the Company’s Optex subsidiary has a $2.0 million debt outstanding pursuant to a subordinated secured term loan maturing on the earlier of February 2009 or sixty days after repayment or refinancing of the Company’s debt to Longview and Alpha. However, payment of both of these obligations is presently blocked pursuant to a subordination agreement between the debt holders and Longview and Alpha. Furthermore, Optex has discontinued operations.
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
In October 2008, the Company received a notice of default and an acceleration of amounts due under the Restructured Debt in conjunction with the Optex Asset Sale. Pursuant to this acceleration, an aggregate of approximately $13.5 million of the principal due under the Restructured Debt and approximately $1.5 million of related deferred interest was extinguished in October 2008 in connection with the Optex Asset Sale. In February 2009, the Company completed the bridge financing that requires Longview and Alpha to exchange $1.0 million of the obligations under the Restructured Debt for new convertible preferred stock, subject to certain conditions. (See also Note 15). Among such conditions, issuance of such convertible preferred stock requires stockholder approval and there can be no assurance that such approval will be obtained that would result in the exchange of $1.0 million of obligations under the Restructured Debt for new convertible preferred stock.

The December 2006 debt refinancing transactions resulted in the recognition of $14,470,000 of additional stockholders’ equity from the issuance of warrants to purchase up to 486,390 shares of the Company’s common stock ($7,180,000) and recognition of a beneficial conversion feature in the Notes ($7,290,000). Of this total non-cash increase in stockholders’ equity, $2,950,000 was recognized as a part of the loss on extinguishment of debt expense reported in the 13-week period ended December 31, 2006 and the remaining $11,520,000 will be recognized as interest expense over the period the Notes and the Term Notes are outstanding. In addition, the issuance of the Promissory Note in July 2007 resulted in the recognition of $805,000 of additional stockholders’ equity from the related issuance of common stock and warrants that will be recognized as non-cash interest expense over the term of the Promissory Note. Therefore, these non-cash transactions, aggregating $12,325,000 in value, will not result in a permanent increase in the equity of the Company, but rather represent differences in the timing of the recognition of values assigned to issued equity securities and the recognition of such values as expenses of the Company. In addition to the recognition of these equity-related debt discounts, the $100,000 of principal increase of the Promissory Note in August 2007 and the full $1,115,000 principal value of the Restructuring Notes will also be recognized as interest over the term of the Restructured Debt. The aggregate of these debt discounts and interest effects is $13,540,000, all of which is being recognized as interest over the term of the Restructured Debt using the effective interest method. At December 28, 2008 and September 28, 2008, $0 and $5,309,700, respectively, of this $13,540,000 aggregate expense remained unamortized.
Note 4 — Senior Promissory Notes
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
On December 10, 2008, the Company expanded the Private Placement by entering into a Subscription Agreement with 6 accredited individual investors pursuant to which the Company issued secured promissory notes in the original aggregate principal amount of $138,000 (the “2nd Closing Notes”) and, as consideration for making the advances under the 2nd Closing Notes, agreed to issue to the Investors an aggregate of 86,250 shares of the Company’s Common Stock (the “2nd Closing Shares”). Such 2nd Closing Shares have not been registered under the Securities Act of 1933 and may not be offered or sold absent registration or an applicable exemption from registration. The number of 2nd Closing Shares being issued equals 25% of the principal amount of the Notes divided by $0.40, which was the last closing sales price of the Company’s Common Stock immediately preceding the Company entering into the binding Subscription Agreement to issue the 2nd Closing Notes (the “2nd Market Value”). At December 28, 2008, the 1st and 2nd Closing Shares had not yet been issued, pending final closing of the Private Placement.
The 1st and 2nd Closing Notes (collectively, the “Senior Notes”) bear interest at 12.0% per annum and will mature and become payable 18 months following their respective issuance. All amounts payable under the Senior Notes are accelerated upon the occurrence of certain bankruptcy-related events. The Senior Notes are secured by a security agreement in substantially all of the Company’s assets and such security interest is senior to certain obligations of the Company to Longview and Alpha pursuant to an intercreditor agreement and collateral agent agreement.

In accordance with the terms of the Senior Notes, the Company would be required to issue an additional number of shares of the Company’s Common Stock with a value equal to 12.5% of the principal amount of each Senior Note in the event that such Senior Note has not been paid in full on or before the six month anniversary of the issuance date of such Senior Note (the “Six Month Date”), based on the greater of (x) the fair market value of the Company’s Common Stock as of the Six Month Date or (y) the fair market value of the Company’s Common Stock as of the date of issuance of the Senior Note (the “Six Month Shares”); and an additional number of shares of the Company’s Common Stock with a value equal to 12.5% of the principal amount of each Senior Note in the event that such Senior Note has not been paid in full on or before the twelve month anniversary of the issuance date of such Senior Note (the “Twelve Month Date”), based on the greater of (x) the fair market value of the Company’s Common Stock as of the Twelve Month Date or (y) the fair market value of the Company’s Common Stock as of the date of issuance of the Senior Note (the “Twelve Month Shares”). The Company had the option to expand this Private Placement and did so in January 2009 and February 2009. (See also Note 15).
In consideration for services rendered as the lead placement agent in the Private Placement, the Company issued to J.P. Turner & Company, LLC (“JP Turner”) five-year warrants to purchase 138,851, and 44,850 of the Company’s Common Stock at an exercise price of $0.47 per share and $0.40 per share, respectively, (the “JP Warrants”), for the 1st and 2nd closings of the Private Placement, which represents 13% of the gross proceeds of each closing divided by the respective Market Value of such closing. JP Turner also received, in consideration for services rendered as lead placement agent, (i) cash commissions aggregating $51,200, which represents 8% of the aggregate gross proceeds of the 1st and 2nd Closing, (ii) a management fee of $12,800, which represents 2% of the aggregate gross proceeds of the 1st and 2nd Closing and (iii) an expense allowance fee of $19,200, which represents 3% of the aggregate gross proceeds of the 1st and 2nd Closing.
The aggregate value of the 1st and 2nd Closing Shares, $160,000, which is 25% of the aggregate principal amount of the 1st and 2nd Closing Notes has been recorded as a debt discount that will be amortized over the 18-month terms of the 1st Closing Notes and the 2nd Closing Notes. The fair value of the JP Turner Warrants, $59,800, the aggregate cash commission and expense reimbursements of $83,200 paid to JP Turner and an additional $80,000 of debt issuance costs, largely legal expenses, have been capitalized as debt issuance costs that will also be amortized over the 18-month terms of the 1st Closing Notes and the 2nd Closing Notes. Approximately $16,600 of debt discount and debt issuance cost amortization expense was recorded in the 13-week period ended December 28, 2008.
Note 5 — Notes Payable
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
In January 2008, Mr. Looney filed a lawsuit in the Superior Court of California, County of Orange against the Company and its senior lenders, Longview and Alpha, in the Superior Court of California, County of Orange, alleging that the Company breached its obligations to register the shares of the Company’s common stock issued to him to purchase the final 30% of Optex. His Stock Purchase Agreement provides for liquidated damages under certain circumstances at the rate of $10,000 per month upon an event of default. Mr. Looney also alleges that the Company’s senior lenders have tortiously and negligently interfered with his contractual rights with the Company by requiring the Company to refrain from registering his securities. Mr. Looney is seeking partial liquidated damages, unspecified compensatory damages, and declaratory and injunctive relief compelling the Company to register such shares. Although the Company believes that it has meritorious defenses against this claim and intends to pursue these defenses vigorously, the Company has recorded a liability of $105,000 within accrued expenses in the Consolidated Balance Sheet at December 28, 2008 for this matter. The senior lenders have also notified the Company that they believe they are entitled to indemnification for this claim from the Company under their loan agreements with the Company. Mr. Looney has also filed an action in New York for declaratory relief seeking permission to bring the foregoing California lawsuit despite the existence of a subordination agreement between Mr. Looney and the senior lenders. The Company has been advised that the New York action has been stayed by the New York court. Based on estimates provided by the senior lenders of their expenses incurred in connection with the Optex Asset Sale and defense of Mr. Looney’s lawsuits, the Company has recorded approximately $290,900 of expenses for the Company’s indemnification liability at December 28, 2008.
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
The Company has received notices from Mr. Looney claiming that it is in default under the $400,000 one-year unsecured subordinated promissory note for the alleged nonpayment of principal and interest and that Optex is in default under its $2 million secured subordinated note with TWL Group, LP, an entity owned by Mr. Looney, for the alleged nonpayment of principal and interest. While the Company believes Mr. Looney currently is prohibited under a subordination agreement from demanding payment or taking any other action under the $400,000 note due to the existence of defaults under the Company’s debt to Longview and Alpha, such circumstances could change, requiring the Company to pay the scheduled principal and interest that would otherwise be due under the $400,000 note. In addition, TWL Group alleges that the maturity date of Optex’s $2 million note was November 29, 2007 and that principal and interest was due on that date. While the Company does not agree with TWL Group’s allegations and believes that the maturity date of the $2 million note currently is February 27, 2009, there can be no assurance that TWL Group’s allegations will not be successful. The Company believes TWL Group currently would be prohibited under a subordination agreement from demanding payment or taking any other action under the $2 million note due to the existence of default under our debt to Longview and Alpha. Furthermore, the $2 million note is only an obligation of Optex, not Irvine Sensors Corporation, and Optex has discontinued operations effective October 2008. If circumstances change, requiring the Company to repay the $400,000 note prior to improvement in the Company’s liquidity, it could place a significant strain on the Company’s financial resources, may require the Company to raise additional funds and may make it difficult to obtain additional financing. If the Company is unable at such time to repay such obligation, it could expose the Company to a variety of remedies available to Longview and Alpha, including foreclosure on the Company’s assets, and, subject to the subordination agreements, may expose the Company to any remedies that may be available to Mr. Looney.

Note 6 — Common Stock and Common Stock Warrants, Preferred Stock, Stock Incentive Plans, Employee Retirement Plan and Deferred Compensation Plans
During the 13-week period ended December 28, 2008, the Company issued an aggregate of 2,084,700 shares of common stock, net of the forfeiture of 2,000 shares of nonvested stock, in various transactions. All of the 2,084,700 shares were issued in non-cash transactions to effectuate various transactions with a net aggregate valuation of $853,500. These transactions are separately discussed below.
Non-Cash Common Stock Transactions. The 2,084,700 shares of common stock issued during the 13-week period ended December 28, 2008 in non-cash transactions were issued in the following amounts: (1) 1,785,700 shares were issued to effectuate $750,000 of non-cash contributions by the Company to the Company’s ESBP for fiscal 2009; (2) after giving effect to the forfeiture of 2,000 shares of nonvested stock, there was a net decrease of 1,000 shares, resulting in an expense decrease of $16,500, issued to employees as compensation for services rendered; and (5) 300,000 shares, valued at $120,000, were issued to an investment banking firm for services rendered in connection with the Optex Asset Sale and the Company’s debt workout with Longview and Alpha. The value of all of the non-cash issuances of common stock was based on the last closing sales price of the Company’s common stock as reported by the Nasdaq Capital Market prior to the various issuances.
Common Stock Warrants. In the 13-week period ended December 28, 2008, warrants to purchase 183,700 shares of common stock were issued to an investment banker as partial consideration for the private placement of a debt financing. The estimated fair value of these warrants, $59,800, is a portion of the deferred debt issuance costs that will be amortized over the 18-month term of the debt instruments. (See also Note 4). In the 13-week period ended December 30, 2007, no warrants to purchase shares of common stock were issued. In the 13-week period ended December 28, 2008, as a result of the Company’s issuance of common shares to the ESBP in October 2008 and closings of a financing in November 2008 and December 2008, warrants to purchase 258,100 shares at $9.39 per share were automatically adjusted to purchase 435,800 shares at $5.56 per share. No comparable automatic adjustments occurred in the 13-week period ended December 30, 2007. Warrants to purchase 2,500 and 0 shares of the Company’s common stock expired during the 13-week periods ended December 28, 2008 and December 30, 2007, respectively. At December 28, 2008 and September 28, 2008, there were warrants outstanding to purchase 1,076,800 and 717,900 shares of the Company’s common stock, respectively
Preferred Stock. In fiscal 2008, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation increasing the number of authorized shares of preferred stock from 500,000 to 1,000,000. This increase did not have an effect on the Company’s historical financial statements.

During fiscal 2008, the Company sold and issued 133,332 shares of its newly created Series A-1 Stock to its senior lenders, Longview and Alpha, at a purchase price of $30 per share. The approximate $4,000,000 aggregate purchase price for the Series A-1 Stock was paid solely by the Investors’ exchange of a portion of the Company’s Term Notes dated December 29, 2006 (the “Debt Exchange”). As a result of the Debt Exchange, approximately $1,188,500 of accrued and unpaid interest and approximately $2,811,500 of principal balance under the Term Notes were cancelled. During fiscal 2008, 7,333 shares of Series A-1 Stock were converted, pursuant to their terms, into 73,333 shares of the Company’s common stock, valued at $220,000.
Each share of Series A-1 Stock is convertible at any time at the holder’s option into 10 shares of common stock at an initial conversion price of $3.00 per share of common stock, which was above the closing price of the Company’s common stock on March 31, 2008, the day before a binding letter of intent for the Debt Exchange was executed. The conversion price of the Series A-1 Stock is subject to ratchet price dilution protection in the event the Company issues securities (other than certain excepted issuances) at a price below the then current conversion price, subject to the limitation of the authorized capital of the Company. As a result of various issuances of common stock subsequent to the issuance of the Series A-1 Stock, at December 28, 2008, the conversion price of the Series A-1 Stock had been adjusted pursuant to its terms to $0.40 per share. The conversion price of the Series A-1 Stock also is subject to adjustment for stock splits, stock dividends, recapitalizations and the like. The Series A-1 Stock is non-voting (except to the extent required by law), but ranks senior to the common stock with respect to dividends and with respect to distributions upon a deemed dissolution, liquidation or winding-up of the Company. In the event the Company declares dividends in the future, the Series A-1 Stock is preferentially entitled to receive 10% cumulative dividends per annum, payable in arrears starting December 30, 2009, which may increase to 20% during the existence of certain events of default. Absent the declaration of dividends, this cumulative feature of the Series A-1 Stock does not result in an accrual of a liability, but does effect the composition of loss per share. (See Note 7). The Series A-1 Stock is not redeemable by the holder thereof, but is callable at the election of the Company (provided an event of default has not occurred and is continuing) upon 30 days prior notice at a redemption price equal to the initial purchase price plus any accrued but unpaid interest.
There were no preferred stock transactions in the 13-week periods ended December 28, 2008 and December 30, 2007.
Stock Incentive Plans. At the Company’s Annual Meeting of Stockholders in June 2006, the Company’s stockholders approved the Company’s 2006 Omnibus Incentive Plan (the “2006 Plan”), which is designed to serve as a comprehensive equity incentive program to attract and retain the services of individuals essential to the Company’s long-term growth and financial success. The 2006 Plan permits the granting of stock options (including both incentive and non-qualified stock options), stock-only stock appreciation rights, nonvested stock and nonvested stock units, performance awards of cash, stock or property, dividend equivalents and other stock grants. Upon approval of the 2006 Plan in June 2006, the Company’s 2003 Stock Incentive Plan, 2001 Compensation Plan, 2001 Non-Qualified Stock Option Plan, 2001 Stock Option Plan, 2000 Non-Qualified Stock Option Plan and 1999 Stock Option Plan (the “Prior Plans”) were terminated, but existing options issued pursuant to the Prior Plans remain outstanding in accordance with the terms of their original grants. The number of shares of common stock reserved under the 2006 Plan will automatically be increased on the first day of each fiscal year, beginning on October 2, 2006, in an amount equal to the lesser of (a) 100,000 shares or (b) such lesser number as determined by the Board. At December 28, 2008, the aggregate number of shares of common stock issuable under all stock-based awards that may be made under the 2006 Plan is 107,700 shares. Under the 2006 Plan, options and nonvested and vested stock may be granted to the Company’s employees, directors and bona fide consultants. As of December 28, 2008, there were options to purchase 139,600 shares of the Company’s common stock outstanding under the 2006 Plan, 33,400 shares of nonvested stock were issued and outstanding pursuant to the 2006 Plan and 216,400 shares of vested stock were issued and outstanding pursuant to the 2006 Plan.

The following table summarizes stock options outstanding as of December 28, 2008 as well as activity during the 13-week period then ended:

		Weighted Average
	Shares	Exercise Price

Outstanding at September 28, 2008	477,900	$22.49
Granted	12,000	0.56
Exercised	—	—
Forfeited	(5,100)	16.18

Outstanding at December 28, 2008	484,800	$21.92

Exercisable at December 28, 2008	381,400	$24.81

At December 28, 2008 the weighted-average remaining contractual life of options outstanding and exercisable was 6.3 years and 5.6 years, respectively.
At December 28, 2008, the aggregate intrinsic value of unvested options outstanding and options exercisable was $0 and $0, respectively. (The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.) There were no options exercised during the 13 weeks ended December 28, 2008.
The following table summarizes nonvested stock grants outstanding as of December 28, 2008 as well as activity during the 13-week period then ended:

		Weighted
		Average Grant
		Date Fair Value
	Nonvested Shares	per Share

Outstanding at September 28, 2008	35,800	$10.09
Granted	—	—
Vested	(300)	10.30
Forfeited	(2,000)	8.18

Outstanding at December 28, 2008	33,500	$10.21

The amount of compensation expense related to nonvested stock grants not yet recognized at December 30, 2008 was $142,900 and, assuming the grantees continue to be employed by or remain as directors of the Company, that amount will be recognized as compensation expense as follows:

FY 2009	$79,300
FY 2010	58,200
FY 2011	5,400

Total	$142,900

Employee Stock Benefit Plan. In October 2008, the Board of Directors authorized the Company to make a contribution to the Company’s ESBP in the amount of $750,000, which represented a contribution for fiscal 2009 equal to approximately 9% of the Company’s expected gross salary and wages of its employees for fiscal 2009. Historically, the Company has made contributions to the ESBP of approximately 10% or more of gross salary and wages in each fiscal year. Accordingly, management anticipates that the Board of Directors may make an additional contribution to the ESBP later in fiscal 2009 to achieve at least this historical level once expected gross salary and wages for fiscal 2009 are known more precisely. As has been the Company’s prior practice, the $750,000 contribution for fiscal 2009 was made in shares of the Company’s common stock valued at the closing sales price of the Company’s common stock on the date of the authorization of the contribution by the Board of Directors. Of the fiscal 2009 contribution, $248,000 was amortized in the 13-week period ended December 28, 2008. The $502,000 portion of the fiscal 2009 contribution that had not been amortized at December 28, 2008 has been recorded as a prepaid ESBP contribution in equity and will be amortized over the remaining three quarters of fiscal 2009. Pursuant to the ESBP provision, vesting requirements are met as services are performed and fulfilled at each fiscal year end.
Deferred Compensation Plan. In September 2002, the Company established a deferred compensation plan, the Non-Qualified Deferred Compensation Plan, for certain key employees with long-term service with the Company. At the discretion of the Board of Directors, annual contributions of common stock of the Company are made to a Rabbi Trust under such plan to be held for the benefit of the deferred compensation plan participants. In October 2007, the Board of Directors authorized a fiscal 2008 contribution to the deferred compensation plan in the amount of 10,000 shares of common stock valued at $99,000. Of this contribution, $24,700 was amortized in the 13-week period ended December 30, 2007. The $74,300 portion of the fiscal 2008 contribution that had not been amortized at December 30, 2007 was recorded as a prepaid contribution in equity to be amortized over the remaining three quarters of fiscal 2008. As of December 28, 2008, the Board of Directors had not authorized a fiscal 2009 contribution to the deferred compensation plan and no accrual for such expense has been recorded in the Company’s financial statements. Participants’ potential distributions from the Rabbi Trust represent unsecured claims against the Company. The Rabbi Trust was established by the Company and is subject to creditors’ claims. Shares in this plan may be distributed to each plan beneficiary when they retire from service with the Company. At December 28, 2008, 65,000 shares of the Company’s common stock were in the Rabbi Trust.
Executive Salary Continuation Plan. In February 1996, the Company established a deferred compensation plan, the ESCP, for select key employees of the Company. Benefits payable under the ESCP are established on the basis of years of service with the Company, age at retirement and base salary, subject to a maximum benefits limitation of $137,000 per year for any individual. The ESCP is an unfunded plan. The recorded liability for future expense under the ESCP is determined based on expected lifetime of participants using Social Security mortality tables and discount rates comparable to that of rates of return on high quality investments providing yields in amount and timing equivalent to expected benefit payments. At the end of each fiscal year, the Company determines the assumed discount rate to be used to discount the ESCP liability. The Company considered various sources in making this determination for fiscal 2008, including the Citigroup Pension Liability Index, which at September 30, 2008 was 7.5%. Based on this review, the Company used a 7% discount rate for determining the ESCP liability at September 28, 2008. There are presently two retired executives of the Company who are receiving lifetime benefits aggregating $184,700 per annum under the ESCP. Two current executives of the Company are eligible for lifetime benefits of $137,000 each upon their retirement. The current and long-term portions of the ESCP liability at December 28, 2008 are $184,700 and $3,453,700, respectively, for an aggregate liability of $3,638,400. The current and long-term portions of the ESCP liability at September 28, 2008 are $184,700 and $3,484,800, respectively, for an aggregate liability of $3,669,500.

Note 7 — Loss per Share
The Company has excluded from the computation of diluted loss per common share the maximum number of shares issuable pursuant to outstanding, in-the-money stock options, warrants and convertible notes totaling 0 and 110,000 shares of common stock as of December 28, 2008 and December 30, 2007, respectively, because the Company had a loss from continuing operations for the periods presented and to include the representative share increments would be anti-dilutive. Accordingly, for the periods presented basic and diluted net loss per common share are the same as are computed based solely on the weighted average number of shares of common stock outstanding for the respective periods. Cumulative dividends on the Series A-1 Stock, although not declared, constitute a preferential claim against future dividends, if any, and are treated as an incremental increase in net loss from continuing operations for purposes of determining basic and diluted net loss from continuing operations per common share.
The following table sets forth the computation of basic and diluted loss per common share:

	13 Weeks Ended
	December 28,	December 30,
	2008	2007
Continuing Operations Numerator:
Loss from continuing operations	$(2,179,400)	$(3,453,800)
Undeclared cumulative dividends on Series A-1 preferred stock	(100,900)	—

Adjusted basic and diluted net loss applicable to common stockholders	$(2,280,300)	$(3,453,800)

Discontinued Operations Numerator:
Gain (loss) from discontinued operations	$65,000	$(259,700)

Continuing and Discontinued Operations Denominator:
Weighted average number of common shares outstanding	5,298,900	2,747,700

Basic and diluted net loss per share information:
From continuing operations	$(0.43)	$(1.26)
From discontinued operations	0.01	(0.09)

Basic and diluted net loss per common share	$(0.42)	$(1.35)

Note 8 — Inventories, Net
Net inventories at December 28, 2008 and September 28, 2008 are set forth below.

	December 28,	September 28,
	2008	2008
Inventory:
Work in process	$2,087,600	$1,827,700
Raw materials	228,800	494,600
Finished goods	111,000	70,800

	2,427,400	2,393,100

Less reserve for obsolete inventory	(1,256,300)	(1,266,200)

	$1,171,100	$1,126,900

Title to all inventories remains with the Company. Inventoried materials and costs relate to: work orders from customers; the Company’s generic module parts and memory stacks; and capitalized material, labor and overhead costs expected to be recovered from probable new research and development contracts. Work in process includes amounts that may be sold as products or under contracts. Such inventoried costs are stated generally at the total of the direct production costs including overhead. Inventory valuations do not include general and administrative expenses. Inventories are reviewed quarterly to determine salability and obsolescence. The net book value of capitalized pre-contract costs, which gross costs are included in the caption “Work in process”, at December 28, 2008 and September 28, 2008 was $717,700 and $676,000, respectively.
Note 9 — Intangible Assets, Net
The Company’s intangible assets are reported at cost less accumulated amortization and consist of patents and trademarks related to the Company’s various technologies and capitalized software. Net intangible assets at December 28, 2008 and September 28, 2008 are set forth below.

	December 28,	September 28,
	2008	2008
Intangible assets, net:
Patents and trademarks	$1,653,200	$1,617,500
Software	2,394,600	2,456,600

	4,047,800	4,074,100

Less accumulated amortization	(3,154,000)	(3,068,600)

	$893,800	$1,005,500

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
In December 2008, the Company entered into an agreement to sell most of its patents in consideration for a cash payment of up to $9.5 million and it is anticipated that the Company will be granted a royalty-free, worldwide, non-exclusive license back to the Company under the patents, with the closing of the transaction subject to the fulfillment of certain conditions, including the consent and release of liens by the Company’s secured lenders. As of the date of this report, fulfillment of these conditions had not yet been completed and the transaction was still pending, with no guarantee of closure. The exact list of patents to be sold has not yet been finalized. The aggregate amount of patent assets on the Company’s consolidated balance sheet at December 28, 2008 was $779,700. Accordingly, sale of all of these patent assets for an aggregate purchase price of $9.5 million would result in a gain in excess of $8.7 million if the 2008 Patent Sale and License closes on the anticipated terms, which is not assured.

The patent and trademark amortization expense for the 13-week period ended December 28, 2008 was $58,000. The patent and trademark amortization expense for fiscal 2008 was $154,200, of which $37,400 was incurred in the 13-week period ended December 30, 2007. The aggregate amortization of identifiable intangible assets for the 13-week periods ended December 28, 2008 and December 30, 2007 was $85,400 and $94,700, respectively. The unamortized balance of intangible assets at December 28, 2008 is estimated to be amortized over the balance of this fiscal year and the next five fiscal years thereafter as follows:

For the Fiscal Year	Estimated Amortization Expense

2009 (remainder of year)	$194,400
2010	187,800
2011	134,200
2012	107,100
2013	87,500
2014	76,400
The Company reviews its intangible assets for impairment when and if impairment indicators occur as required by SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). At December 28, 2008 and September 28, 2008, management believed no indications of impairment existed.
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

The Company’s management evaluates financial information to review the performance of the Company’s research and development contract business separately from the Company’s product business, but only to the extent of the revenues and the cost of revenues of the two segments. Because the various indirect expense operations of the Company, as well as its assets, now support all of its revenue-generating operations in a matrix manner, frequently in circumstances in which a distinction between research and development contract support and product support is difficult to identify, segregation of these indirect costs and assets is impracticable. The revenues and gross profit or loss of the Company’s two reportable segments for the 13-week periods ended December 28, 2008 and December 30, 2007 are shown in the following table. The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies.

	13 Weeks Ended
	December 28,	December 30,
	2008	2007

Contract research and development revenue	$2,443,200	$2,711,700
Cost of contract research and development revenue	1,937,400	2,323,300

Contract research and development segment gross profit	$505,800	$388,400

Product sales	$290,800	$837,300
Cost of product sales	378,000	676,600

Product segment gross (loss) profit	$(87,200)	$160,700

Reconciliations of segment revenues to total revenues are as follows:

	13 Weeks Ended
	December 28,	December 30,
	2008	2007

Contract research and development revenue	$2,443,200	$2,711,700
Product sales	290,800	837,300
Other revenue	9,500	9,500

Total revenues	$2,743,500	$3,558,500

Reconciliations of segment gross profit (loss) to loss before minority interest and provision for income taxes are as follows:

	13 Weeks Ended
	December 28,	December 30,
	2008	2007

Contract research and development segment gross profit	$505,800	$388,400
Product segment gross (loss) profit	(87,200)	160,700

Net segment gross profit	418,600	549,100
Add (deduct):
Other revenue	9,500	9,500
General and administrative expense	(1,860,800)	(2,054,800)
Research and development expense	(350,400)	(344,600)
Interest expense	(409,100)	(1,610,000)
Gain on disposal of assets	—	2,400
Interest and other income	31,600	400

Loss from continuing operations before minority interest and provision for income taxes	$(2,160,600)	$(3,448,000)

Note 11 — Concentration of Revenues and Sources of Supply
In the 13-week period ended December 28, 2008, direct contracts with the U.S. government accounted for 60% of the Company’s total revenues, and second-tier government contracts with prime government contractors accounted for 14% of total revenues. The remaining 26% of the Company’s total revenues were derived from non-government sources. Of the revenues derived directly or indirectly from U.S. government agencies, the U.S. Air Force accounted for 40% of total revenues. Loss of this customer would have a material adverse impact on our business, financial condition and results of operations. No other single governmental or non-governmental customer accounted for more than 10% of the total consolidated revenues in the 13-week period ended December 28, 2008.
In the 13-week period ended December 30, 2007, direct contracts with the U.S. government accounted for 30% of the Company’s total revenues, and second-tier government contracts with prime government contractors accounted for 67% of total revenues. The remaining 3% of the Company’s total revenues were derived from non-government sources. Of the revenues derived directly or indirectly from U.S. government agencies, the U.S. Air Force, SAIC, a government contractor, and OASYS Technology, a government contractor, accounted for 22%, 21% and 17%, respectively, of total revenues. Loss of any of these customers would have a material adverse impact on our business, financial condition and results of operations. One non-governmental customer accounted for 14% of total revenues in the 13-week period ended December 30, 2007 and no other non-governmental customer accounted for more than 10% of total revenues in the 13-week period ended December 30, 2007.
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
Note 12 — Commitments and Contingencies
Litigation. In January 2008, Timothy Looney, the former shareholder of Optex, filed a lawsuit in the Superior Court of California, County of Orange, against the Company and its senior lenders alleging that the Company had breached its contract to register the shares of the Company’s common stock issued to Mr. Looney to purchase the final 30% of Optex. Mr. Looney also alleges that the Company’s senior lenders have tortiously and negligently interfered with his contractual rights with the Company by requiring the Company to refrain from registering his securities. The senior lenders have notified the Company that they believe they are entitled to indemnification by the Company for this claim under their loan arrangements with the Company. (See also Note 5). Pursuant to this lawsuit, Mr. Looney is seeking partial liquidated damages, declarative and injunctive relief compelling the Company to register his shares and unspecified compensatory damages. The Company believes that it has meritorious defenses against these claims and intends to pursue these defenses vigorously.
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
The Company has been, and may from time to time become, a party to various other legal proceedings arising in the ordinary course of its business. Management does not presently know of any such matters, the disposition of which would be likely to incur a material effect on the Company’s consolidated financial position, results of operations or liquidity.
Note 13 — Income Taxes
The income tax provision is based upon management’s review of the Company’s estimated annual income tax rate, including state taxes. The income tax provisions for fiscal 2009 and fiscal 2008 are based solely on an allocable portion of state minimum taxes.
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

At September 28, 2008, the Company had net operating loss carryforwards of approximately $131,342,000 for financial reporting and federal income tax purposes expiring in varying amounts from fiscal year 2009 through fiscal year 2028, and $58,242,000 for California tax purposes expiring in varying amounts from fiscal year 2009 through fiscal year 2018, available to offset future federal and California taxable income. In addition, as of September 28, 2008, the Company had qualified research credits of $2,127,000, expiring in varying amounts through fiscal year 2028, which are available to offset future income taxes. The ability of the Company to utilize the net operating loss and credit carryforwards is likely to be restricted by certain provisions of the Internal Revenue Code due to changes in ownership of the Company’s common stock. Because realization of such tax benefits is uncertain, the Company has provided a 100% valuation allowance as of December 28, 2008 and September 28, 2008. In general, an ownership change results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on numerous occasions which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control for tax purposes or could result in a change of control for tax purposes in the future upon subsequent disposition. The Company has not currently completed a study to assess whether a change in control for tax purposes has occurred or whether there have been multiple changes of control for tax purposes since the Company’s formation due to the significant complexity and cost associated with such study and that there could be additional changes in the future. If the Company has experienced a change of control for tax purposes at any time since Company formation, utilization of the Company’s NOL or R&D credit carryforwards would be subject to an annual limitation under Sections 382 and 383 of the Internal Revenue Code, determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization.
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

Note 15 — Subsequent Events
Private Placement of Debt Financing
In January 2009 and February 2009, the Company expanded and completed the Private Placement initiated in the 13-week period ended December 28, 2008. (See Note 4). This expansion increased the aggregate gross proceeds to the Company from the Private Placement to $1 million, thereby satisfying the requirement of the MOU that binds Longview and Alpha to exchange $1.0 million of the obligations under the Restructured Debt for new convertible preferred stock. However, the issuance of such new convertible preferred stock requires stockholder approval, and there can be no assurance that such approval will be obtained or that the $1.0 million of obligations due to Longview and Alpha will be exchanged for the new convertible preferred stock.
The Company completed the third closing of the Private Placement on January 7, 2009 and issued to five accredited individual investors secured promissory notes in the original aggregate principal amount of $178,000 (the “3rd Closing Notes”) and, as consideration for making the advances under the 3rd Closing Notes, agreed to issue to the Investors an aggregate of 108,536 shares of the Company’s Common Stock (the “3rd Closing Shares”). Such 3rd Closing Shares have not been registered under the Securities Act of 1933 and may not be offered or sold absent registration or an applicable exemption from registration. The number of 3rd Closing Shares being issued equals 25% of the principal amount of the Notes divided by $0.41, which was the last closing sales price of the Company’s Common Stock as reported by Nasdaq immediately preceding the Company entering into the binding Subscription Agreement to issue the 3rd Closing Notes (the “3rd Market Value”).
The 3rd Closing Notes bear interest at 12.0% per annum and will mature and become payable 18 months following their issuance. All amounts payable under the 3rd Closing Notes are accelerated upon the occurrence of certain bankruptcy-related events. The 3rd Closing Notes are secured by a security agreement in substantially all of the Company’s assets and such security interest is senior to certain obligations of the Company to Longview and Alpha pursuant to an intercreditor agreement and collateral agent agreement.
In accordance with the terms of the 3rd Closing Notes, the Company would be required to issue an additional number of shares of the Company’s Common Stock with a value equal to 12.5% of the principal amount of each 3rd Closing Note in the event that such 3rd Closing Note has not been paid in full on or before the six month anniversary of the issuance date of such 3rd Closing Note (the “Six Month Date”), based on the last closing sales price of the Company’s Common Stock as reported by Nasdaq immediately preceding theissuance of the 3rd Closing Note (the “Six Month Shares”); and an additional number of shares of the Company’s Common Stock with a value equal to 12.5% of the principal amount of each 3rd Closing Note in the event that such 3rd Closing Note has not been paid in full on or before the twelve month anniversary of the issuance date of such 3rd Closing Note (the “Twelve Month Date”), based on the last closing sales price of the Company’s Common Stock as reported by Nasdaq immediately preceding the issuance of the 3rd Closing Note (the “Twelve Month Shares”).

On February 3, 2009, the Company completed the fourth and final closing of the Private Placement and issued to five accredited individual investors secured promissory notes in the original aggregate principal amount of $182,000 (the “4th Closing Notes”) and, as consideration for making the advances under the 4th Closing Notes, agreed to issue to the Investors an aggregate of 113,750 shares of the Company’s Common Stock (the “4th Closing Shares”). Such 4th Closing Shares have not been registered under the Securities Act of 1933 and may not be offered or sold absent registration or an applicable exemption from registration. The number of 4th Closing Shares being issued equals 25% of the principal amount of the Notes divided by $0.40 (the “4th Market Value”), which was higher than the last closing sales price of the Company’s Common Stock as reported by Nasdaq immediately preceding the Company entering into the binding Subscription Agreement to issue the 4th Closing Notes.
The 4th Closing Notes bear interest at 12.0% per annum and will mature and become payable 6 months following their issuance. All amounts payable under the 4th Closing Notes are accelerated upon the occurrence of certain bankruptcy-related events. The 4th Closing Notes are secured by a security agreement in substantially all of the Company’s assets and such security interest is senior to certain obligations of the Company to Longview and Alpha pursuant to an intercreditor agreement and collateral agent agreement.
In consideration for services rendered as the lead placement agent in the Private Placement, the Company issued to J.P. Turner & Company, LLC (“JP Turner”) five-year warrants to purchase 56,439 and 59,150 shares of the Company’s Common Stock at an exercise price of $0.41 per share and $0.40 per share, respectively, (the “3rd & 4th JP Warrants”), for the 3rd and 4th closings of the Private Placement, which represents 13% of the gross proceeds to the Company from each closing divided by the respective Market Value of such closing. JP Turner also will receive, in consideration for services rendered as lead placement agent, (i) cash commissions aggregating $28,800, which represents 8% of the aggregate gross proceeds of the 3rd & 4th Closings; (ii) a management fee of $7,200, which represents 2% of the aggregate gross proceeds of the 3rd & 4th Closings; and (iii) an expense allowance fee of $10,800, which represents 3% of the aggregate gross proceeds of the 3rd & 4th Closings.
The fair value of the 3rd and 4th Closing Shares, $90,000 as determined by the Market Values at their respective closings, will be recorded as debt discounts, which will be amortized over the anticipated 18-month and 6-month terms of the 3rd Closing Notes and the 4th Closing Notes, respectively. The fair value of the 3rd and 4th JP Warrants and the aggregate cash commission of $46,800 paid to JP Turner will be capitalized as deferred debt issuance costs and will also be amortized over the anticipated 18-month and 6-month terms of the 3rd Closing Notes and the 4th Closing Notes, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
In this report, the terms “Irvine Sensors,” “Company,” “we,” “us” and “our” refer to Irvine Sensors Corporation (“ISC”) and its subsidiaries.
This report contains forward-looking statements regarding Irvine Sensors which include, but are not limited to, statements concerning our projected revenues, expenses, gross profit and income, mix of revenue, demand for our products, the benefits and potential applications for our products and technologies, the proposed 2008 Patent Sale and License, the effect of the sale of the assets of Optex Systems, Inc., the need for additional capital, our ability to obtain and successfully perform additional new contract awards and the related funding and profitability of such awards, market acceptance of our products and technologies, the competitive nature of our business and markets, the success and timing of new product introductions and commercialization of our technologies, product qualification requirements of our customers, our significant accounting policies and estimates, and the outcome of expense audits. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “hopes,” “estimates,” “should,” “may,” “will,” “with a view to” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Such factors include, but are not limited to the following:
•	our ability to obtain additional financing for working capital on acceptable terms in a timely manner;

•	our ability to maintain compliance with Nasdaq’s listing requirements;

•	our ability to satisfy the closing conditions and consummate the 2008 Patent Sale and License on favorable terms, on a timely basis, or at all;

•	our ability to continue as a going concern;

•	our ability to obtain critical and timely product and service deliveries from key vendors due to our working capital limitations, competitive pressures or other factors;

•	our ability to satisfy our debt instruments;

•	our ability to successfully execute our business plan and control costs and expenses;

•	our ability to obtain expected and timely bookings and orders resulting from existing contracts;

•	our ability to secure and successfully perform additional research and development contracts;

•	governmental agendas, budget issues and constraints and funding delays;

•	our ability to maintain adequate internal controls and disclosure procedures, and achieve compliance with Section 404 of the Sarbanes-Oxley Act;

•	our ability to introduce new products, gain broad market acceptance for such products and ramp up manufacturing in a timely manner;

•	new products or technologies introduced by our competitors, many of whom are bigger and better financed than us;

•	the pace at which new markets develop;

•	our ability to establish strategic partnerships to develop our business;

•	our limited market capitalization;

•	general economic and political instability; and

•	those additional factors which are listed under the section “Risk Factors” in Part II, 1A of this report.
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
In December 2005, we completed the Initial Acquisition of Optex, a privately held manufacturer of telescopes, periscopes, lenses and other optical systems and instruments whose customers are primarily agencies of and prime contractors to the U.S. Government. In consideration for the Initial Acquisition, we made an initial cash payment to the sole shareholder of Optex, Timothy Looney, in the amount of $14.0 million and made an additional cash payment of $64,200 to Mr. Looney in July 2006 upon completion of the audit of Optex’s financial statements for the year ended December 31, 2005. As additional consideration, we were initially required to pay to Mr. Looney cash earnout payments in the aggregate amount up to $4.0 million based upon the net cash generated from the Optex business, after debt service, for fiscal 2006 and the next two subsequent fiscal years. Mr. Looney was not entitled to any earnout payments for fiscal 2006, for fiscal 2007 or for fiscal 2008. In January 2007, we negotiated an amendment to our earnout agreement with Mr. Looney that extended his earnout period to December 2009 and reduced the aggregate maximum earnout by $100,000 to $3.9 million in consideration for a secured subordinated term loan providing for advances from an entity owned by Mr. Looney to Optex of up to $2 million. This term loan bears interest at 10% per annum and matures on the earlier of February 2009 or 60 days after repayment of our senior debt. As of December 28, 2008, this term loan was fully advanced to Optex. Mr. Looney has brought a lawsuit against the Company alleging that the Company is obligated to pay him the full earnout as a result of the Optex Asset Sale. (See Part II, Item I, Legal Proceedings).

In connection with the Initial Acquisition, we entered into the Buyer Option with Mr. Looney, pursuant to which we agreed to purchase the remaining 30% of the capital stock of Optex held by Mr. Looney. On December 29, 2006, we amended certain of our agreements with Mr. Looney regarding the Buyer Option. In consideration for such amendments, we issued a one-year unsecured subordinated promissory note to Mr. Looney in the principal amount of $400,000, bearing interest at a rate of 11% per annum. We exercised the Buyer Option on December 29, 2006 and issued Mr. Looney approximately 269,231 shares of our common stock, after giving effect to our 2008 Reverse Stock Split, as consideration for our purchase of the remaining 30% of the outstanding common stock of Optex held by him. As a result of the Initial Acquisition and exercise of the Buyer Option, Optex became our wholly-owned subsidiary.
We financed the Initial Acquisition of Optex by a combination of $4.9 million of senior secured debt from Square 1 Bank under a term loan and $10.0 million of senior subordinated secured convertible notes from two private equity funds, which are sometimes referred to in this report collectively as “Pequot.” In December 2006, both of these obligations were refinanced with two new senior Lenders, Longview and Alpha. These transactions resulted in approximately $4.4 million of non-recurring debt extinguishment expenses, which were largely non-cash, and approximately $12.4 million of future additional interest expense resulting from debt discounts and issuance costs. In November 2007, we restructured these obligations, as well as a short-term $2.1 million debt obligation to Longview, to extend the maturity date of all of such obligations, including the related interest, to December 30, 2009 in consideration for a restructuring fee of approximately $1.1 million, which fee is also payable December 30, 2009.
In September 2008, we entered into a binding Memorandum of Understanding for Settlement and Debt Conversion Agreement (the “MOU”) with the Lenders with the intent to effect a global settlement and restructuring of our aggregate outstanding indebtedness payable to the Lenders, which was then approximately $18.4 million. In October 2008, pursuant to the MOU, an entity controlled by the Lenders delivered a notice to us and to Optex of the occurrence of an event of default and acceleration of the obligations due to the Lenders and their assignee and conducted the Optex Asset Sale, which was a public UCC foreclosure sale of the assets of Optex. The entity controlled by the Lenders credit bid $15 million in the Optex Asset Sale, which was the winning bid. As a result, $15 million of our aggregate indebtedness to the Lenders was extinguished. All financial statements and schedules of the Company give effect to this event and report Optex as a discontinued operation for both the current and prior fiscal periods. We recorded a loss on disposal of the Optex discontinued operations of approximately $7.6 million during the fiscal year ended September 28, 2008.
Subject to satisfying certain conditions, including our consummation of specified debt and equity financings, the Lenders have agreed to exchange certain indebtedness payable to them after the Optex Asset Sale (the “Residual Obligations”) for a new class of non-voting convertible preferred stock of the Company. In particular, the Lenders have agreed to exchange $1.0 million of the Residual Obligations for shares of the new preferred stock upon the completion of a $1.0 million bridge debt financing. We completed such a financing in February 2009. The Lenders have also agreed to exchange the balance of the Residual Obligations for shares of the new preferred stock in the event we also consummate either of the following: (i) securing a new debt facility with net proceeds of at least $2.0 million; or (ii) completing an equity offering with net proceeds of at least $2.0 million. Pursuant to the MOU, the Lenders have provided their consent to the foregoing debt or equity offerings. The new preferred stock will not be issued until the closing of offerings described above, or if no such closing occurs, then at a mutually agreed upon time. The issuance of the new preferred stock is also subject to stockholder approval, which has not yet been obtained and cannot be assured. The conversion of the new preferred stock into shares of our common stock is expected to be subject to the same conversion blocker as contained in our existing Series A-1 Preferred Stock.

In December 2008, we entered into an agreement to sell most of our patent portfolio to a patent acquisition company for up to a $9.5 million cash payment and it is anticipated that we will be granted a perpetual, worldwide, royalty-free, non-exclusive license to use the sold patents in our business (the “2008 Patent Sale and License”). The exact list of patents to be sold has not yet been finalized. At the date of this report, this transaction was pending, and we cannot guarantee that it will close. See Note 9 to the Condensed Consolidated Financial Statements included with this report.
Since 2002, and prior to our acquisition of Optex, we historically derived a substantial majority of our total revenues from government-funded research and development rather than from product sales. Optex also historically derived most of its revenues from product sales to government agencies or prime contractors. We anticipate that a substantial majority of our total revenues will continue to be derived from government-funded sources in the immediately foreseeable future. Prior to fiscal 2005, with a few exceptions, our government-funded research and development contracts were largely early-stage in nature and relatively modest in size. As a result, our revenues from this source during that period were not significantly affected by changes in the U.S. defense budget. In fiscal 2008, our contract research and development revenues were adversely affected by procurement delays, as well as diversion of management and financial resources to address supply chain and margin issues at Optex. Our current marketing efforts are focused on government programs that we believe have the potential to transition to government production contracts. If we are successful in this transition, our future revenues may become more dependent upon U.S. defense budgets, funding approvals and political agendas. We are also attempting to increase our revenues from product sales by introducing new products with commercial applications, in particular, miniaturized cameras and stacked computer memory chips. We cannot assure you that we will be able to complete development, successfully launch or profitably manufacture and sell any such products on a timely basis, if at all. We generally use contract manufacturers to produce these products, and all of our other current operations occur at a single, leased facility in Costa Mesa, California. Prior to the Optex Asset Sale, Optex manufactured its products at its leased facility in Richardson, Texas.
We have a history of unprofitable operations due in part to our investment in Optex and due to discretionary investments that we have made to commercialize our technologies and to maintain our technical staff and corporate infrastructure at levels that we believed were required for future growth. These investments have yet to produce profitable operating results. With respect to our investments in staff and infrastructure, the advanced technical and multi-disciplinary content of our proprietary technologies places a premium on a stable and well-trained work force. As a result, we generally maintain the size of our work force even when anticipated government contracts are delayed, a circumstance that has occurred with some frequency in the past and that has resulted in under-utilization of our labor force for revenue generation from time to time. Delays in receipt of research and development contracts are unpredictable, but we believe such delays represent a recurring characteristic of our research and development contract business. We anticipate that the impact on our business of future delays can be mitigated by the achievement of greater contract backlog and are seeking growth in our research and development contract revenue to that end. We are also seeking to expand the contribution to our total revenues from product sales, which have not historically experienced the same types of delays that can occur in research and development contracts. We have not yet demonstrated the level of sustained research and development contract revenue or product sales that we believe is required to achieve profitable operations. Our ability to recover our investments through the cost-reimbursement features of our government contracts is constrained due to both regulatory and competitive pricing considerations.

To offset the adverse working capital effect of our net losses, we have historically financed our operations through issuance of various equity instruments. To finance the acquisition of Optex, we also incurred material long-term debt, and we have exchanged a significant portion of that debt into preferred stock that is convertible into our common stock. Since the beginning of fiscal 2006, we have issued approximately 3.8 million shares of our common stock, an increase of approximately 202% over the approximately 1.9 million shares of our common stock outstanding at the beginning of that period, and a substantial dilution of stockholder interests. At December 28, 2008, our fully diluted common stock position was approximately 17.6 million shares. At December 28, 2008, we had approximately $4.6 million of debt, exclusive of debt discounts and exclusive of the $2.0 million of debt owed by Optex.
None of our subsidiaries accounted for more than 10% of our total assets at December 28, 2008 or have separate employees or facilities. We currently report our operating results and financial condition in two operating segments, our research and development business and our product business.
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
Revenue Recognition. Our consolidated total revenues during the 13 weeks ended December 28, 2008 were primarily derived from contracts to develop prototypes and provide research, development, design, testing and evaluation of complex detection and control defense systems. Our research and development contracts are usually cost reimbursement plus a fixed fee, fixed price with billing entitlements based on the level of effort we expended or occasionally firm fixed price. Our cost reimbursement plus fixed fee research and development contracts require our good faith performance of a statement of work within overall budgetary constraints, but with latitude as to resources utilized. Our fixed price level of effort research and development contracts require us to deliver a specified number of labor hours in the performance of a statement of work. Our firm fixed price research and development contracts require us to deliver specified items of work independent of resources utilized to achieve the required deliverables. For all types of research and development contracts, we recognize revenues as we incur costs and include applicable fees or profits primarily in the proportion that costs incurred bear to estimated final costs. Costs and estimated earnings in excess of billings under government research and development contracts are accounted for as unbilled revenues on uncompleted contracts, stated at estimated realizable value and are expected to be realized in cash within one year.
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
Goodwill and Other Intangible Assets. Goodwill represents the cost of acquired businesses in excess of fair value of the related net assets at acquisition. (See also Note 1 to the Condensed Consolidated Financial Statements). Valuation of intangible assets such as goodwill requires us to make significant estimates and assumptions including, but not limited to, estimating future cash flows from product sales, developing appropriate discount rates, continuation of customer relationships and renewal of customer contracts, and approximating the useful lives of the intangible assets acquired. To the extent actual results differ from these estimates, our future results of operations may be affected.

We do not amortize goodwill, but test it annually, as of the first day of our fourth fiscal quarter and between annual testing periods if circumstances warrant, for impairment using a fair value approach. We updated our impairment review of goodwill related to the Optex acquisition at the unit level prior to the filing of our Annual Report on Form 10-K for fiscal 2007 and again prior to the filing of our quarterly reports on Form 10-Q during fiscal 2008. Partly as a result of these reviews, we concluded that the original financial information provided to us regarding Optex’s financial condition had been misrepresented. Accordingly, in July 2008, we filed a cross-complaint against the former owner of Optex seeking recovery of damages. However, since the Optex acquisition, we had invested significant resources to improve the infrastructure and management processes at Optex. In addition, Optex’s funded backlog at September 28, 2008 was significantly greater than at the time of its initial acquisition, and we had successfully renegotiated a number of significant Optex contracts to improve gross margins. As a result, we concluded that these and other potential improvements had essentially compensated for lower realized and expected fiscal 2008 revenues and related impact to aggregate gross margins in terms of expected future cash flows, such that no impairment of Optex goodwill was required to be recorded at the interim reporting periods of fiscal 2008. However, the action of our Lenders to accelerate our debt and conduct the Optex Asset Sale in October 2008 for a purchase price of $15 million required us to record an impairment of goodwill of approximately $7.2 million at September 28, 2008, resulting in a corresponding material adverse effect to the Company’s financial condition, including non-compliance with Nasdaq’s listing maintenance requirement of at least $2.5 million of stockholders’ equity. The combination of goodwill impairment and reclassification of remaining goodwill to non-current assets of the discontinued operations of Optex pending the consummation of the Optex Asset Sale resulted in reducing the carrying value of goodwill associated with our continuing operations to zero at September 28, 2008.
We amortize the cost of other intangibles over their estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Intangible assets with definite lives at December 28, 2008 and September 28, 2008 consist principally of patents and trademarks related to the Company’s various technologies. Capitalized costs include amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of patent and trademark applications. These assets are amortized on a straight-line method over the shorter of their useful or legal life, generally ten years.
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
Executive Salary Continuation Plan Liability. We have estimated the ESCP liability based on the expected lifetime of participants using Social Security mortality tables and discount rates comparable to that of rates of return on high quality investments providing yields in amount and timing equivalent to expected benefit payments. At the end of each fiscal year, we determine the assumed discount rate to be used to discount the ESCP liability. We considered various sources in making this determination, including the Citigroup Pension Liability Index, which at September 30, 2008 was 7.5%. Based on this review, we used a 7% discount rate for determining ESCP liability at December 28, 2008 and September 28, 2008.
Derivatives. SFAS 133 requires us to record and carry all derivatives on the balance sheet as either liabilities or assets at fair value. Derivatives are measured at fair value with changes in fair value recognized through earnings as they occur.
Results of Operations
Contract Research and Development Revenue. Contract research and development revenue consists of amounts realized or realizable from funded research and development contracts, largely from U.S. government agencies and government contractors. Contract research and development revenues for the 13-week period ended December 28, 2008 declined from contract research and development revenues of the 13-week period ended December 30, 2007 as shown in the following table:

	Contract Research and	Percentage of
13-Week Comparisons	Development Revenue	Total Revenue
13 weeks ended December 30, 2007	$2,711,700	76%
Dollar decrease in current comparable 13 weeks	(268,500)

13 weeks ended December 28, 2008	$2,443,200	89%
Percentage decrease in current 13 weeks	(10%)

The decline in our contract research and development revenue in the 13-week period ended December 28, 2008 as compared to the 13-week period ended December 30, 2007 was largely related to our inability to timely receive subcontractor and vendor support required to fulfill the technical milestones of research and development contracts underway in the current year’s first quarter due to our current liquidity limitations. We recorded approximately $845,000 less such support in the 13-week period ended December 28, 2008 as compared to the 13-week period ended December 30, 2007. Since most of our research and development contracts are of a cost reimbursement nature, this reduction in expense incurred in the performance of such contracts directly impacted our corresponding recognition of revenue derived from such expense. There was an additional indirect effect during the fiscal 2009 first quarter related to the deployment of our internal direct labor to research and development contracts that required prior accomplishment of milestones or delivery of work products from subcontractors and vendors for our staff to perform their assigned tasks on such contracts. We partially offset these adverse effects by a higher deployment of our indirect labor to research and development contracts in the first quarter of fiscal 2009 than the first quarter of fiscal 2008 to technical contract milestones that did not require subcontractor or vendor support, with the resultant approximate 10% net decline in contract research and development revenue in the 13 weeks ended December 28, 2008 as compared to the 13-weeks ended December 30, 2007. Until our liquidity limitations are relieved, we are likely to continue to experience corresponding limitations on our ability to recognize contract research and development revenue derived from subcontractor and vendor support.
Cost of Contract Research and Development Revenue. Cost of contract research and development revenue consists of wages and related benefits, as well as subcontractor, independent consultant and vendor expenses directly incurred in support of research and development contracts, plus associated indirect expenses permitted to be charged pursuant to the relevant contracts. Our cost of contract research and development revenue for the first 13 weeks of fiscal 2009 declined as compared to the first 13 weeks of fiscal 2008, both in terms of absolute dollars and as a percentage of contract research and development revenue as shown in the following table:

		Percentage of
	Cost of Contract	Contract Research
	Research and	and Development
13-Week Comparisons	Development Revenue	Revenue
13 weeks ended December 30, 2007	$2,323,300	86%
Dollar decrease in current comparable 13 weeks	(385,900)

13 weeks ended December 28, 2008	$1,937,400	79%
Percentage decrease in current 13 weeks	(17%)
The current period decrease in absolute dollar cost of contract research and development revenue as compared to the prior year’s first quarter was a direct reflection of the decrease in contract research and development revenue discussed above. Given the cost reimbursement nature of most of our research and development contracts, a decrease in contract research and development revenue has an associated decrease in the costs of such revenue. The improvement in cost of contract research and development revenue as a percent of contract research and development revenue in the current year period was largely due to the higher absolute dollar and corresponding percentage contribution to costs of contract research and development revenue in the current year period generated by our internal direct labor, as discussed above. External support, such as that derived from external vendors and subcontractors, does not recover as much indirect expense through the cost reimbursement features of many of our contracts as does our own internal labor. Accordingly, when the percentage contribution of external sources to our costs of contract research and development decreases and the percentage contribution of our internal labor to our costs of contract research and development correspondingly increases, our gross margin on our contract research and development revenue typically increases.

Product Sales. Our product sales are derived from sales of miniaturized camera products, specialized chips, modules, stacked chip products and chip stacking services. Product sales for the 13-week period ended December 28, 2008 decreased both in terms of absolute dollars and as a percentage of total revenue as compared to the 13-week period ended December 30, 2007 as shown in the following table:

	Product	Percentage of
13-Week Comparisons	Sales	Total Revenue
13 weeks ended December 30, 2007	$837,300	24%
Dollar decrease in current comparable 13 weeks	(546,500)

13 weeks ended December 28, 2008	$290,800	11%
Percentage decrease in current 13 weeks	(65%)
The decrease in product sales in the current year period is largely the result of the completion of an order from our largest customer for thermal imaging products that contributed substantially to product sales in the 13-week period ended December 30, 2007, but which was completed late in fiscal 2008, and therefore did not contribute product sales to the 13-week period ended December 28, 2008. Although this customer has advised us to expect subsequent orders, no such orders were booked in the first fiscal quarter of 2009 and the receipt of such additional orders is not assured. Our commercial product sales, largely electronic chips, increased in the current year period, as compared to the first quarter of fiscal 2008, but not in an amount that offset the decline in thermal imaging sales resulting from the above discussed order completion. Our ability to increase sales of our other products in the current year period, largely stacked chips, was also limited by our liquidity constraints discussed above. Since we use contract manufacturers for the production of our stacked chip products, this liquidity factor is likely to continue to limit our ability to grow this element of our product sales until it is relieved.
Cost of Product Sales. Cost of product sales consists of wages and related benefits of our personnel, as well as subcontractor, independent consultant and vendor expenses directly incurred in the manufacture of products sold, plus related overhead expense. Our cost of product sales for the 13-week periods ended December 28, 2008 and December 30, 2007 is shown in the following table:

	Cost of	Percentage of
13-Week Comparisons	Product Sales	Product Sales
13 weeks ended December 30, 2007	$676,600	81%
Dollar decrease in current comparable 13 weeks	(298,600)

13 weeks ended December 28, 2008	$378,000	130%
Percentage decrease in current 13 weeks	(44%)

The decrease in absolute dollars of cost of product sales in the current year period was related to the decrease in product sales discussed above. The increase in cost of product sales as a percentage of cost of product sales in the current year period was primarily related to increased product support costs associated with thermal imaging products, including both those delivered in a prior period and those to be shipped in future periods under an existing order for which revenues have not yet been recognized. Accordingly, the negative margin on products in the current year period is substantially a timing effect that was not present in the 13-week period ended December 30, 2007. The impact of such timing effects on product margins may continue to be visible in future periods unless and until our sales of thermal imaging products increase substantially, thereby reducing the percentage impact of product support costs, which typically are less elastic than associated revenues.
General and Administrative Expense. General and administrative expense largely consists of wages and related benefits for our executive, financial, administrative and marketing team, as well as professional fees, primarily legal and accounting fees and costs, plus various fixed costs such as rent, utilities and telephone. The comparison of general and administrative expense for the 13-week periods ended December 28, 2008 and December 30, 2007 is shown in the following table:

	General and
	Administrative	Percentage of
13-Week Comparisons	Expense	Total Revenue
13 weeks ended December 30, 2007	$2,054,800	58%
Dollar decrease in current comparable 13 weeks	(194,000)

13 weeks ended December 28, 2008	$1,860,800	68%
Percentage decrease for current 13 weeks	(9%)
Approximately $146,500, or 75%, of the dollar decrease in general and administrative expense in the 13-week period ended December 28, 2008 as compared to the 13-week period ended December 30, 2007, was the result of decreased general and administrative service expense, largely legal and accounting costs, in the current year period. We also decreased our general and administrative labor expense and related employee benefits by $82,200 in the current year first quarter as compared to the first quarter of fiscal 2008. Other changes in general and administrative expenses between the first quarters of fiscal 2009 and fiscal 2008 were relatively modest, resulting in the net 9% reduction in absolute dollars of general and administrative expense in the 13 weeks ended December 28, 2008 as compared to the 13 weeks ended December 30, 2007. Since our total revenues declined by nearly 23% in the current year first quarter as compared to the first quarter of fiscal 2008, general and administrative expense as a percentage of total revenue increased in the current year period, despite the decrease in absolute dollars of general and administrative expense.
Research and Development Expense. Research and development expense consists of wages and related benefits for our research and development team, independent contractor consulting fees and subcontractor and vendor expenses directly incurred in support of internally funded research and development projects, plus associated overhead expenses. Research and development expense for the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008 is shown in the following table:

	Research and
	Development	Percentage of
13-Week Comparisons	Expense	Total Revenue
13 weeks ended December 30, 2007	$344,600	10%
Dollar increase in current comparable 13 weeks	5,800

13 weeks ended December 28, 2008	$350,400	13%
Percentage increase for current 13 weeks	2%

Research and development expense, in terms of absolute dollars, in the first quarter of fiscal 2009 was relatively unchanged from that incurred in the first quarter of fiscal 2008. Due to our liquidity limitations discussed above, we do not anticipate a substantial increase in the absolute dollars of research and development expense in subsequent periods of fiscal 2009. Accordingly, research and development expense as a percentage of total revenue is likely to continue to vary with changes in total revenues.
Interest Expense. Our interest expense for the first 13 weeks of fiscal 2009, compared to the first 13 weeks of fiscal 2008, decreased substantially, as shown in the following table:

Interest Expense
13 weeks ended December 30, 2007	$1,610,000
Dollar decrease in current comparable 13 weeks	(1,200,900)

13 weeks ended December 28, 2008	$409,100
Percentage decrease for current 13 weeks	(75%)
The decline in interest expense in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008 reflected the approximate $13.5 million reduction in our debt that resulted from the Optex Asset Sale. If the 2008 Patent Sale and License closes, which we cannot guarantee, we expect to utilize a portion of the proceeds of that transaction to reduce our debt further, with a corresponding decrease in future interest costs. Because of the imputed nature of the debt discount and deferred financing cost amortization, approximately $276,700 of the current period interest expense is of a non-cash nature, as opposed to approximately $1.1 million of such non-cash expense in the prior year first quarter.
Loss From Discontinued Operations. As a result of the Optex Asset Sale and the discontinuation of operations at Optex, we reclassified our results of operations for the 13-week period ended December 30, 2007 to reflect the loss attributable in that period to Optex’s discontinued operations, which was $259,700. In the current year period ended December 28, 2008, we realized a gain on Optex’s discontinued operations of $65,300 for the interval from September 29, 2008 through October 14, 2008, the date of the Optex Asset Sale.
Net Loss. Our net loss decreased substantially in the 13-week period ended December 28, 2008, compared to the 13-week period ended December 30, 2007, as shown in the following table:

13-Week Comparisons	Net Loss
13 weeks ended December 30, 2007	$(3,713,500)
Dollar change in current comparable 13 weeks	1,599,400

13 weeks ended December 28, 2008	$(2,114,100)
Percentage decrease for current 13 weeks	(43%)
The decrease in net loss in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008 was largely attributable to the decrease in interest expense in the current year period as discussed above.

Liquidity and Capital Resources
Our liquidity decreased in the first 13 weeks of fiscal 2009 in terms of our consolidated cash and cash equivalents, but our working capital deficit was substantially reduced in the period as shown in the following table:

	Cash and
	Cash Equivalents	Working Capital
September 28, 2008	$638,600	$(16,126,800)
Dollar change in the 13 weeks ended December 28, 2008	(428,300)	5,197,900

December 28, 2008	$210,300	$(10,928,900)
Percentage change in the 13 weeks ended December 28, 2008	(67%)	32%
The aggregate of our non-cash depreciation and amortization expense, non-cash interest expense, non-cash retirement plan contributions, common stock issued to pay operating expenses and non-cash deferred stock-based compensation was $1,189,300 in the 13 weeks ended December 28, 2008. These non-cash expenses substantially reduced the operational use of cash derived from our net loss and other timing effects in the quarter to $594,900. We additionally used $25,500 of cash in the quarter for property and equipment expenditures and acquisition of patents. These and other uses of cash were offset by $476,800 of net proceeds from a bridge debt financing in the period, resulting in the net $428,300 decrease of cash in the 13-week period ended December 28, 2008.
The reduction in the working capital deficit in the 13-week period ended December 28, 2008 was largely the net result of the completion of the Optex Asset Sale. Our Restructured Debt had been accelerated to current status at September 28, 2008 because of the pending status of that transaction. By December 28, 2008, approximately $8.2 million of that obligation, net of discounts, had been extinguished. This working capital improvement was partially offset by the elimination of approximately $7.5 million of current assets of Optex and approximately $4.0 million of current liabilities of Optex, upon completion of the Optex Asset Sale.
At December 28, 2008, our funded backlog was approximately $6.4 million. Provided that the 2008 Patent Sale and License is consummated on a timely basis, we expect, but cannot guarantee, that a substantial portion of our funded backlog at December 28, 2008 will result in revenue recognized in fiscal 2009. In addition, our government research and development contracts typically include unfunded backlog, which is funded when the previously funded amounts have been expended. As of December 28, 2008, our total backlog, including unfunded portions, was approximately $6.6 million.
Contracts with government agencies may be suspended or terminated by the government at any time, subject to certain conditions. Similar termination provisions are typically included in agreements with prime contractors. While we have only experienced a small number of contract terminations, none of which were recent, we cannot assure you that we will not experience suspensions or terminations in the future. Any such termination, if material, could cause a disruption of our revenue stream, adversely affect our liquidity and results of operations and could result in employee layoffs.
Subsequent to December 28, 2008, we received approximately $296,200 of net proceeds from a secured bridge note financing and expect to receive up to $9.5 million from the 2008 Patent Sale and License, if it closes. With these liquidity infusions, we currently believe that our working capital and cash should be adequate to support our existing operations for our foreseeable plans for at least the next twelve months.

Off-Balance Sheet Arrangements
Our conventional operating leases are either immaterial to our financial statements or do not contain the types of guarantees, retained interests or contingent obligations that would require their disclosures as an “off-balance sheet arrangement” pursuant to Regulation S-K Item 303(a)(4). As of December 28, 2008 and September 28, 2008, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations and Commitments
Debt. At December 28, 2008, we had approximately $6.6 million of debt, exclusive of debt discounts, which consisted of (i) subordinated convertible notes (collectively, the “Notes”) initially issued in two series to Pequot in the original aggregate principal amount of $10.0 million and subsequently purchased by Longview and Alpha in December 2006 and reduced to an aggregate principal amount of approximately $3.1 million through partial conversion of such debt into common stock and partial exchange of such debt pursuant to the credit bid that effectuated the Optex Asset Sale, (ii) a $2.1 million Secured Promissory Note from Longview, described more fully below, that was reduced to a principal amount of approximately $449,000 through partial exchange of such debt pursuant to the credit bid that effectuated the Optex Asset Sale, (iii) a $2.0 million secured subordinated term loan from an entity owned by Timothy Looney to our Optex subsidiary, described more fully below, (iv) a one-year $400,000 subordinated promissory note to Timothy Looney, described more fully below, and (v) an aggregate of $640,000 of secured senior promissory notes (the “Senior Notes”), described more fully below. We also had an initial aggregate of $1,115,000 of contingent secured subordinated notes (the “Contingent Notes”) issued in connection with our November 2007 debt restructuring, described more fully below.
The principal and interest under the Notes are convertible into shares of our common stock at a conversion price per share that was initially set at $26.00, which conversion price was subject to adjustment under certain conditions. Due to the issuance of warrants to Longview and Alpha in connection with the refinancing of our senior debt in December 2006, our Debt Exchange in April 2008, issuances of common stock to our ESBP in September 2008 and October 2008 and our financings in November 2008 and December 2008, the conversion price per share of the Notes was automatically adjusted to $5.56 in accordance with the existing anti-dilution provisions in the Notes. We issued the first series of Notes (the “Series 1 Notes”) in the original principal amount of approximately $7.4 million. Initially, the Series 1 Notes were repayable in quarterly interest only payments commencing March 31, 2006 through December 30, 2007. Thereafter, the Series 1 Notes were payable in 24 equal monthly principal installments plus interest maturing on December 30, 2009. As a result of the November 2007 restructuring of our debt (see Note 3 to the Notes to Condensed Consolidated Financial Statements), both the principal and accrued interest under the Series 1 Notes became payable on December 30, 2009 and the stated interest rate increased from 3.5% to 10% per annum, compounding monthly. The second series of Notes (the “Series 2 Notes”) were in the original principal amount of approximately $2.6 million. In December 2006, the Notes were assigned through purchase from Pequot to Longview and Alpha and any existing or asserted defaults thereunder were waived by Longview and Alpha. In October 2008, the Notes were declared in default by Longview and Alpha and accelerated for the purposes of submitting a credit bid in the Optex Asset Sale. Pursuant to the Optex Asset Sale, all of the principal and accrued interest on the Series 2 Notes was paid and all of the accrued interest and all but approximately $3.1 million of the principal of the Series 1 Notes was paid.

On December 29, 2006, we amended certain of the agreements with Timothy Looney regarding our Buyer Option to purchase the remaining 30% interest in Optex. In consideration for such amendments, we issued a one-year unsecured subordinated promissory note to Mr. Looney in the principal amount of $400,000, bearing interest at a rate of 11% per annum. In January 2007, we negotiated an amendment to our earnout agreement with Mr. Looney that extended his earnout period to December 2009 and reduced the aggregate maximum earnout to $3.9 million in consideration for a subordinated secured term loan from an entity owned by Mr. Looney providing for advances up to $2.0 million, bearing 10% interest per annum, provided to Optex, which term loan matures on the earlier of February 2009 or sixty days after repayment or refinancing of our senior debt. At December 28, 2008, there was $2.0 million of debt outstanding under this subordinated secured term loan.
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
On July 19, 2007, we entered into a Loan Agreement, a Secured Promissory Note (the “Promissory Note”) and an Omnibus Security Interest Acknowledgement with Longview, one of our senior lenders and an accredited institutional investor, pursuant to which we closed a short-term non-convertible loan in the original principal amount of $2.0 million (the “Loan”), the proceeds of which were intended principally for general working capital purposes. The Promissory Note bore interest at a rate of 12% per annum, due together with the unpaid principal amount when the Promissory Note matures, which was originally on January 19, 2008, but was extended to December 30, 2009 pursuant to our November 2007 debt restructuring (see Note 3 to the Condensed Notes to Consolidated Financial Statements). If we fail to pay the principal and accrued interest within ten days after the maturity date, we will incur a late fee equal to 5% of such amounts.

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
In consideration for our November 2007 debt restructuring, we issued the Contingent Notes to Longview and Alpha in the aggregate principal amount of $1.0 million and $115,000, respectively, which Contingent Notes do not accrue interest, and in general, are not due and payable until December 30, 2009.. The Contingent Notes will be discharged (and cancelled) in pro rata proportion to the amount that the total indebtedness owed to Longview and Alpha is repaid in full by December 30, 2009. If the total principal and accrued interest payable to Longview and Alpha on existing obligations is repaid in full, then the Contingent Notes will be cancelled in their entirety. The Contingent Notes are secured by substantially all of the assets of the Company. The reduction of our obligations to Longview and Alpha pursuant to the Optex Asset Sale has correspondingly reduced our potential obligations under the Contingent Notes to approximately $200,300 at December 28, 2008.
On November 5, 2008, we entered into a Subscription Agreement (the “Subscription Agreement”) with 8 accredited individual investors (each, an “Investor” and collectively, the “Investors”), pursuant to which we closed a private placement (the “Private Placement”) of secured promissory notes in the original aggregate principal amount of $502,000 (the “1st Closing Notes”) and, as consideration for making the advances under the 1st Closing Notes, agreed to issue to the Investors an aggregate of 267,021 shares of the Company’s Common Stock (the “1st Closing Shares”). The number of 1st Closing Shares being issued equals 25% of the principal amount of the 1st Closing Notes divided by $0.47, which was at the last closing sales price of our Common Stock immediately preceding our entering into the binding Subscription Agreement to issue the 1st Closing Notes. On December 10, 2008, we expanded the Private Placement by entering into a Subscription Agreement with 6 accredited individual investors pursuant to which we issued secured promissory notes in the original aggregate principal amount of $138,000 (the “2nd Closing Notes”) and, as consideration for making the advances under the 2nd Closing Notes, agreed to issue to the Investors an aggregate of 86,250 shares of our Common Stock (the “2nd Closing Shares”). The number of 2nd Closing Shares being issued equals 25% of the principal amount of the Notes divided by $0.40, which was at the last closing sales price of our Common Stock immediately preceding our entering into the binding Subscription Agreement to issue the 2nd Closing Notes. On January 7, 2009, we expanded the Private Placement further by entering into a Subscription Agreement with 5 accredited individual investors pursuant to which we issued secured promissory notes in the original aggregate principal amount of $178,000 (the “3rd Closing Notes”) and, as consideration for making the advances under the 3rd Closing Notes, agreed to issue to the Investors an aggregate of 108,537 shares of the Company’s Common Stock (the “3rd Closing Shares”). The number of 3rd Closing Shares being issued equals 25% of the principal amount of the Notes divided by $0.41, which was the last closing sales price of the Company’s Common Stock immediately preceding the Company entering into the binding Subscription Agreement to issue the 3rd Closing Notes. On February 3, 2009, the 4th and final closing of the Private Placement was effectuated by the Company entering into a Subscription Agreement with 5 accredited individual investors pursuant to which the Company issued secured promissory notes in the original aggregate principal amount of $182,000 (the “4th Closing Notes”) and, as consideration for making the advances under the 4th Closing Notes, agreed to issue to the Investors an aggregate of 113,750 shares of the Company’s Common Stock (the “4th Closing Shares”). The 1st, 2nd, 3rd and 4th Closing Shares have not been registered under the Securities Act of 1933 and may not be offered or sold absent registration or an applicable exemption from registration.

The 1st, 2nd and 3rd Closing Notes bear interest at 12.0% per annum and will mature and become payable 18 months following their respective issuance. The 4th Closing Notes bear interest at 12.0% per annum and will mature and become payable 6 months following their issuance. All amounts payable under the 1st, 2nd, 3rd and 4th Closing Notes (collectively, the “Senior Notes”) are accelerated upon the occurrence of certain bankruptcy-related events. The Senior Notes are secured by a security agreement in substantially all of our assets and such security interest is senior to certain obligations of the Company to Longview and Alpha.
In accordance with the terms of the 1st, 2nd and 3rd Closing Notes, we are required to issue an additional number of shares of our Common Stock with a value equal to 12.5% of the principal amount of each such Note in the event that such Note has not been paid in full on or before the six month anniversary of the issuance date of such Note (the “Six Month Date”), based on the greater of (x) the fair market value of our Common Stock as of the Six Month Date or (y) the fair market value of our Common Stock as of the date of issuance of such Note (the “Six Month Shares”); and an additional number of shares of our Common Stock with a value equal to 12.5% of the principal amount of each such Note in the event that such Note has not been paid in full on or before the twelve month anniversary of the issuance date of such Note (the “Twelve Month Date”), based on the greater of (x) the fair market value of our Common Stock as of the Twelve Month Date or (y) the fair market value of our Common Stock as of the date of issuance of such Note (the “Twelve Month Shares”).
Deferred Interest. Pursuant to our November 2007 debt restructuring (see Note 3 to the Notes to Condensed Consolidated Financial Statements), all accrued interest on the Term Note, the Notes and the Promissory Note was deferred to a due date of December 30, 2009. Deferred interest of approximately $1.5 million was extinguished as a result of the Optex Asset Sale.
Capital Lease Obligations. Our outstanding principal balance on our capital lease obligations of $30,600 at December 28, 2008 relate primarily to manufacturing and test equipment and are included as part of current and non-current liabilities within our consolidated balance sheet.
Operating Lease Obligations. We have various operating leases covering equipment and facilities located in Costa Mesa, California.
Deferred Compensation. We have a deferred compensation plan, the Executive Salary Continuation Plan (“ESCP”), for select key employees of the Company. Benefits payable under the ESCP are established on the basis of years of service with the Company, age at retirement and base salary, subject to a maximum benefits limitation of $137,000 per year for any individual. The ESCP is an unfunded plan. The recorded liability for future expense under the ESCP is determined based on expected lifetime of participants using Social Security mortality tables and discount rates comparable to that of rates of return on high quality investments providing yields in amount and timing equivalent to expected benefit payments. At the end of each fiscal year, we determine the assumed discount rate to be used to discount ESCP liability. We considered various sources in making this determination for fiscal 2008, including the Citigroup Pension Liability Index, which at September 28, 2008 was 7.5%. Based on this review, we used a 7% discount rate for determining the ESCP liability at September 28, 2008. There are presently two retired executives of the Company who are receiving benefits aggregating $184,700 per annum under the ESCP. Two current executives of the Company are eligible for benefits aggregating $274,000 per annum upon their retirement. As of December 28, 2008, $3,638,400 has been accrued in the accompanying Consolidated Balance Sheet for the ESCP, of which amount $184,700 is a current liability expected to be paid during the subsequent twelve months.

Other Commitments. The following table summarizes our contractual obligations as of December 28, 2008, exclusive of the $2 million secured subordinated term note obligation of Optex, which we believe is presently blocked from payment under a subordination agreement. Furthermore, Optex has discontinued operations. Absent these circumstances, this obligation would be due in the “1 year or less” period. Material changes in these obligations subsequent to December 28, 2008 include the addition of $178,000 of long-term debt and $182,000 of short-term debt pursuant to closings of a bridge note financing in January 2009 and February 2009, respectively.

	Payments Due by Period
Contractual Obligations	Total	1 year or less	2-3 years	4-5 years
Long-term debt	$640,000	$—	$640,000	$—
Short-term notes	3,982,100	3,982,100	—	—
Deferred interest	9,700	—	9,700	—
Capital leases	30,600	25,300	5,300	—
Operating leases	4,038,000	803,000	1,696,000	1,539,000
Executive Salary Continuation Plan liability (1)	923,500	184,700	369,400	369,400

(1)	Executive Salary Continuation Plan obligations could increase in periods shown through additional retirements or decrease through death of existing retirees. Amounts shown only include payments to existing retirees.
Stock-Based Compensation
As discussed in Note 1 to our Condensed Notes to Consolidated Financial Statements included in this report, effective October 3, 2005, we apply the provisions of SFAS 123(R), which result in our recognition of stock option-based compensation. Aggregate stock-based compensation for the 13-week periods ended December 28, 2008 and December 30, 2007 was $25,300 and $39,300, respectively, and was attributable to the following:

	13 Weeks Ended	13 Weeks Ended
	December 28, 2008	December 30, 2007
Cost of contract research and development revenue	$7,300	$6,900
General and administrative expense	18,000	32,400

	$25,300	$39,300

We also will continue to account for equity instruments issued to persons other than our employees and directors (“non-employees”) in accordance with the provisions of SFAS 123 and Emerging Issues Task Force EITF 96-18. All transactions in which goods or services are the consideration received for equity instruments issued to non-employees are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of any such equity instrument is the earliest to occur of (i) the date on which the third-party performance is complete, (ii) the date on which it is probable that performance will occur, or (iii) if different, the date on which the compensation has been earned by the non-employee. In the 13-week period ended December 28, 2008, we issued 300,000 shares of our common stock, valued at $120,000, to an investment banking firm for services rendered in connection with the Optex Asset Sale and our debt workout with Longview and Alpha.

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
For the 13-week period ended December 28, 2008, stock-based compensation included compensation costs attributable to such period for those options that were not fully vested upon adoption of SFAS 123(R), compensation costs for options and non-vested stock grants that were awarded during the period, prorated from the date of award to December 28, 2008, adjusted for estimated forfeitures in accordance with SFAS 123(R) and compensation costs for vested stock grants made during the respective periods. One option to purchase 12,000 shares of our common stock was granted during the 13-week period ended December 28, 2008. During that period, there was also one award of 1,000 shares of vested stock made to an employee. We have estimated forfeitures to be 7%, which reduced stock-based compensation cost by $200 in the 13-week period ended December 28, 2008.
At December 28, 2008, the total compensation costs related to non-vested awards not yet recognized was $153,500. The weighted-average remaining vesting period of unvested options at December 28, 2008 was 0.9 years.
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
(b) Changes to Internal Control over Financial Reporting. In fiscal 2006, we hired a new Corporate Controller and a new Assistant Controller. We believe that the increasing experience of our staff in working with these enhanced resources and implementation of new procedures enabled by these resources have continually produced improvements to our internal controls over financial reporting subsequent to fiscal 2006, including the 13-week period ended December 28, 2008. However, the extent of improvement in the most recent quarterly period has been relatively modest, reflecting the significant improvements in prior periods. Notwithstanding such improvement to date, we believe that we will have to further strengthen our financial resources if we undertake the additional growth that we have stated that we seek or if we consummate further complex transactions. We cannot guarantee that our actions in the future will be sufficient to accommodate possible future growth or complex transactions that could create material weaknesses in our internal controls over financial reporting.
We have undertaken, and will continue to undertake, an effort for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. This effort, under the direction of senior management, includes the documentation, testing and review of our internal controls. During the course of these activities, we have identified other potential improvements to our internal controls over financial reporting, including some that we implemented in fiscal 2008 and some that we are currently evaluating for possible future implementation. We expect to continue documentation, testing and review of our internal controls on an on-going basis and may identify other control deficiencies, possibly including additional material weaknesses, and other potential improvements to our internal controls in the future. We cannot guarantee that we will remedy any potential material weaknesses that may be identified in the future, or that we will continue to be able to comply with Section 404 of the Sarbanes-Oxley Act.
Other than as described above, there have not been any other changes that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
In January 2008, Timothy Looney, the former shareholder of Optex, filed a lawsuit in the Superior Court of California, County of Orange, against the Company and its senior lenders alleging that the Company had breached its contract to register the shares of the Company’s common stock issued to Mr. Looney to purchase the final 30% of Optex. Mr. Looney also alleges that the Company’s senior lenders have tortiously and negligently interfered with his contractual rights with the Company by requiring the Company to refrain from registering his securities. The senior lenders have notified the Company that they believe they are entitled to indemnification by the Company for this claim under their loan arrangements with the Company. Pursuant to this lawsuit, Mr. Looney is seeking partial liquidated damages, declarative and injunctive relief compelling the Company to register his shares and unspecified compensatory damages. The Company believes that it has meritorious defenses against these claims and intends to pursue these defenses vigorously. (See Note 12 of the Notes to the Condensed Consolidated Financial Statements).
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
We will need to raise additional capital in the near future; additional funds may not be available on terms that are acceptable to us, or at all. In addition to our significant net losses in recent periods, we have also historically experienced significant negative cash flows from operations or other uses of cash. As of December 28, 2008 and September 28, 2008, our cash and cash equivalents were $210,300 and $638,600, respectively. To offset the effect of negative net cash flows, we have historically funded a portion of our operations through multiple equity and debt financings, and to a lesser extent through receivable financing. As of December 28, 2008, we had debt payable to Longview and Alpha of approximately $3.6 million, which was then due and payable in December 2009 or such earlier date upon an event of default under our loan documents. In addition, we had approximately $2.4 million of short-term debt as of December 28, 2008. We will require additional capital in the near future to repay the balance of such obligations and meet our working capital needs. We cannot assure you that any additional capital from financings or other sources will be available on a timely basis, on acceptable terms, or at all, or that the proceeds from any financings will be sufficient to allow the Company to fully execute its business plans. Future equity financings may also require stockholder approval, which may not be obtainable. If we are not able to obtain additional capital in the near future, our business, financial condition and results of operations could be materially and adversely affected, defaults could be created under our preferred stock instruments and our viability will be threatened.
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

Additionally, largely as a result of the Optex Asset Sale, the Company’s stockholders’ deficit at December 28, 2008 was approximately ($10.1 million), substantially below $2.5 million of stockholders’ equity, one of Nasdaq’s minimum continued listing criteria. At December 28, 2008, the Company also did not meet either of the other Nasdaq minimum listing criteria related to market capitalization or historical results. On January 14, 2009, the Company received written notice from Nasdaq of this lack of compliance with the continued listing criteria and further stated that the Company had until January 29, 2009 to provide Nasdaq with a specific plan to achieve and sustain compliance with the Nasdaq Capital Market listing requirements, including the time frame for completion of such plan. The Company provided such a plan to Nasdaq by this deadline, which, among other elements, included the potential effect of the 2008 Patent Sale and License, if it occurs, and other subsequent events. However, such events cannot be assured at the date of this report, and it is unknown whether Nasdaq will accept the Company’s plan to regain compliance with Nasdaq’s continued listing criteria, or if the Company can successfully implement its plan. As a result, you may not be able to sell your shares at an acceptable price, if at all. In addition, such delisting may make it more difficult or expensive for us to raise additional capital in the future.
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

The December 2006 refinancings and November 2007 restructuring of our senior and subordinated debt have significantly increased the dilutive effect of our convertible securities. The December 2006 refinancing of our senior debt increased the amount of that obligation from approximately $5.9 million to $8.25 million at a slightly higher interest rate, all of which became due and payable in December 2009, pursuant to a November 2007 restructuring of this debt. The November 2007 restructuring of our debt also increased our total debt by approximately $1.1 million for a restructuring fee and contingently increased our debt by an additional approximate $1.1 million if we failed to retire our obligations to our senior lenders by December 2009. Furthermore, the conversion price of our convertible subordinated notes and the exercise price of related warrants was reduced in the December 2006 refinancing, pursuant to the notes’ and warrants’ price anti-dilution features, from $26.00 per share to $13.00 per share. If there is a lender debt exchange pursuant to the MOU, additional convertible preferred shares would be issued that would further dilute interests of existing stockholders. Our retirement of approximately $4 million of principal and interest on our debt in April 2008 through the exchange of Term Notes for the issuance of convertible preferred stock also resulted in further adjustment of the exercise price of certain warrants related to the our senior debt to $10.00 per share. Subsequent application of price anti-dilution features of warrants and convertible preferred stock have resulted in exercise or conversion prices ranging from $0.40 per share to $5.56 per share under existing securities and the number of new shares issuable pursuant to options, warrants, convertible notes and convertible preferred stock increasing to approximately 11.6 million shares, which may act as an impediment to raising the necessary capital to meet our operating needs and maintain our listing on the Nasdaq Capital Market.
Our stock price could decline because of the potentially dilutive effect of future financings, Series A-1 Stock, and new preferred stock anti-dilution provisions or exercises of warrants and Common Stock options. Assuming conversion of all of our existing convertible securities and exercise in full of all options and warrants outstanding as of December 28, 2008, an additional approximate 11.6 million shares of our Common Stock would be outstanding, as compared to the approximately 5.6 million shares of our Common Stock that were issued and outstanding at that date. Since the start of fiscal 2006, we have issued approximately 3.8 million shares of our Common Stock, largely to fund our operations and to acquire the remaining 30% interest in Optex, resulting in significant dilution to our existing stockholders. On August 26, 2008, pursuant to approval of our stockholders, we amended our Certificate of Incorporation to increase our authorized Common Stock issuable for any purpose from 80,000,000 shares to 150,000,000 shares, which further increases the potential for significant dilution to our existing stockholders. Our secured bridge note financing in November 2008 through February 2009 resulted in the automatic application of price anti-dilution features in our existing securities, which in conjunction with other issuances, substantially increased the potential fully diluted number of shares of our Common Stock to a number in excess of 17 million. If there is a lender debt exchange pursuant to the MOU, additional convertible preferred shares would be issued that would further dilute interests of existing stockholders. Any additional equity or convertible debt financings in the future could result in further dilution to our stockholders. Existing stockholders also will suffer significant dilution in ownership interests and voting rights and our stock price could decline as a result of potential future application of price anti-dilution features of our Series A-1 Stock, new preferred stock and certain warrants, if not waived.
Significant sales of our Common Stock in the public market will cause our stock price to fall. After giving effect to the 2008 Reverse Stock Split, the average trading volume of our shares in December 2008 was only approximately 11,400 shares per day, compared to the approximately 5.6 million shares outstanding and the additional approximate 11.6 million shares outstanding on a fully diluted basis at December 28, 2008. Other than volume limitations imposed on our affiliates, most of the issued shares of our Common Stock are freely tradable. Pursuant to the MOU, we may satisfy financing requirements to exchange indebtedness for new convertible preferred stock, which if converted would result in a significant number of new shares of our Common Stock becoming freely tradable six months after such conversion, If the holders of the freely tradable shares were to sell a significant amount of our Common Stock in the public market, the market price of our Common Stock would likely decline. If we raise additional capital in the future through the sale of shares of our Common Stock to private investors, we may, subject to existing restrictions lapsing or being waived, agree to register these shares for resale on a registration statement as we have done in the past. Upon registration, these additional shares would become freely tradable once sold in the public market, assuming the prospectus delivery and other requirements were met by the sellers, and, if significant in amount, such sales could further adversely affect the market price of our Common Stock. The sale of a large number of shares of our Common Stock also might make it more difficult for us to sell equity or equity-related securities in the future at a time and at the prices that we deem appropriate.

We are engaged in litigation with Timothy Looney, the former owner of Optex, the outcome of which could affect us adversely. In January 2008, Mr. Looney filed a lawsuit in the Superior Court of California, County of Orange, against the Company and its senior lenders alleging that the Company had breached its contract to register the shares of our Common Stock issued to Mr. Looney to purchase the final 30% of Optex. Pursuant to this lawsuit, Mr. Looney is seeking partial liquidated damages, declarative and injunctive relief compelling the Company to register his shares and unspecified compensatory damages. In September 2008, Mr. Looney filed a lawsuit in the United States District Court, Central District of California, against John Carson, the Company’s CEO, and John Stuart, the Company’s CFO, alleging that Messrs. Carson and Stuart negligently misrepresented financial information of the Company when the Company was negotiating with Mr. Looney regarding the acquisition of Optex. Pursuant to this lawsuit, Mr. Looney is seeking recovery of damages, interest and costs. Because the alleged actions of Messrs. Carson and Stuart were arguably in their capacity as officers of the Company, we have agreed to defend Mr. Carson and Mr. Stuart in this lawsuit, subject to waivers of any conflict of interests that may arise, and we may be required to indemnify Messrs. Carson and Stuart in this matter. We will also be required to indemnify the senior lenders in connection with foregoing lawsuits. In December 2008, Mr. Looney filed another lawsuit in the Superior Court of California, County of Orange alleging breach of contract. Mr. Looney alleges that the UCC foreclosure sale of the assets of Optex constituted a “change-in-control” and claims that the Company is required to pay him an earn-out payment of $3.9 million. The Company believes that it has meritorious defenses to this claim, but this litigation is still at an early stage. The outcome of litigation is inherently uncertain, and an unfavorable outcome to any or all of this litigation could have a material adverse effect on our financial condition and threaten our viability.
The existing subordinated lenders claim to be entitled to payment and could take actions to attempt to collect such payment. We have received notices from Mr. Looney claiming that we are in default under our $400,000 one-year unsecured subordinated promissory note with Mr. Looney for the alleged nonpayment of principal and interest and that Optex is in default under its $2 million secured subordinated note with TWL Group, LP, an entity owned by Mr. Looney, for the alleged nonpayment of principal and interest. In addition, TWL Group alleges that the maturity date of Optex’s $2 million note was November 29, 2007 and that principal and interest was due on that date. While we do not agree with TWL Group’s allegations, there can be no assurance that TWL Group’s allegations will not be successful. If we are required to repay any material obligations to subordinated lenders prior to improvement in our liquidity, it could place a significant strain on the our financial resources, may require us to raise additional funds and may make it difficult to obtain additional financing. we are unable at such time to repay such obligation, it could expose the Company to a variety of remedies available to Longview and Alpha that may still be in effect, including foreclosure on the Company’s assets, and, subject to the subordination agreements, may expose the Company to any remedies that may be available to Mr. Looney and TWL Group.

We have historically generated substantial losses, which, if continued, could make it difficult to fund our operations or successfully execute our business plan, and could adversely affect our stock price. Since our inception, we have generated net losses in most of our fiscal periods. We experienced a net loss of approximately $21.6 million in fiscal 2008, including the non-recurring charges associated with the Optex Asset Sale, and a net loss of approximately $2.1 million in the first quarter of fiscal 2009. We experienced a net loss of approximately $22.1 million in fiscal 2007, including the effect of approximately $4.4 million of debt extinguishment expenses resulting from the December 2006 refinancing of our debt and approximately $5.0 million of imputed non-cash interest expense resulting from debt discounts recorded in the fiscal year due to that refinancing and our July 2007 promissory note financing. We experienced net losses of approximately $8.4 million in fiscal 2006, including the effect recorded in that fiscal year of our December 2006 debt refinancing. We cannot assure you that we will be able to achieve or sustain profitability on a quarterly or annual basis in the future. In addition, because we have significant expenses that are fixed or difficult to change rapidly, we generally are unable to reduce expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. In addition, our present level of contract research and development revenue makes us dependent on support from subcontractors to meet our operating plans and susceptible to losses when such support is delayed. Such factors could cause us to continue to experience net losses in future periods, which will make it difficult to fund our operations and achieve our business plan, and could cause the market price of our Common Stock to decline.
Our government-funded research and development business depends on a limited number of customers, and if any of these customers terminate or reduce their contracts with us, or if we cannot obtain additional government contracts in the future, our revenues will decline and our results of operations will be adversely affected. For fiscal 2007, approximately 36% of our total revenues were generated from research and development contracts with the U.S. Air Force, approximately 17% of our total revenues were generated from research and development contracts with SAIC, Inc., a government contractor, and approximately 16% of our total revenues were generated from research and development contracts with the U.S. Army. For fiscal 2008, approximately 32% of our total revenues were generated from research and development contracts with the U.S. Air Force and approximately 19% of our total revenues were generated from research and development contracts with SAIC. For the first quarter of fiscal 2009, approximately 40% of our total revenues were generated from research and development contracts with the U.S. Air Force. Although we ultimately plan to shift our focus to include the commercialization of our technology, we expect to continue to be dependent upon research and development contracts with federal agencies and their contractors for a substantial portion of our revenues for the foreseeable future. Our dependency on a few contract sources increases the risks of disruption in this area of our business or significant fluctuations in quarterly revenue, either of which could adversely affect our consolidated revenues and results of operations.
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
If we are not able to commercialize our technology, we may not be able to increase our revenues or achieve or sustain profitability. Since commencing operations, we have developed technology, principally under government research contracts, for various defense-based applications. However, since our margins on government contracts are generally limited, and our revenues from such contracts are tied to government budget cycles and influenced by numerous political and economic factors beyond our control, and are subject to our ability to win additional contracts, our long-term prospects of realizing significant returns from our technology or achieving and maintaining profitability will likely also require penetration of commercial markets. In prior years, we have made significant investments to commercialize our technologies without significant success. These efforts included the purchase and later shut down of a manufacturing line co-located at an IBM facility, the formation of the Novalog, MSI, Silicon Film, RedHawk and iNetWorks subsidiaries and the development of various stacked-memory products intended for commercial markets in addition to military and aerospace applications. While these investments developed new revenue sources, they have not resulted in consolidated profitability to date, and a majority of our total revenues for fiscal 2006, fiscal 2007, fiscal 2008 and the first quarter of fiscal 2009 were still generated from governmental customers. The Optex Asset Sale has eliminated a substantial future contributor to our consolidated revenues.
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

If we fail to scale our operations appropriately in response to revenue changes, the Optex Asset Sale and changes in demand, we may be unable to meet competitive challenges or exploit potential market opportunities, and our business could be materially and adversely affected. After giving effect to Optex as a discontinued operation, our consolidated total revenues in fiscal 2006, fiscal 2007 and fiscal 2008 and the first quarter of fiscal 2009 were $18.1 million, $20.4 million, $16.7 million and $2.7 million, respectively. In order to absorb the recurring expenses of a publicly reporting company, we will need to materially grow our consolidated total revenues and/or substantially reduce our operating expenses. Such changes are expected to place a significant strain on our management personnel, infrastructure and resources. To implement our current business and product plans, we will need to expand, train, manage and motivate our workforce, and expand our operational and financial systems, as well as our manufacturing and service capabilities. All of these endeavors will require substantial management effort and additional capital. If we are unable to effectively manage changes in our operations, we may be unable to scale our business quickly enough to meet competitive challenges or exploit potential market opportunities, and our current or future business could be materially and adversely affected.
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
If we are not able to adequately protect or enforce our patent or other intellectual property rights, our ability to compete in our target markets could be materially and adversely affected. We believe that our success will depend, in part, on the strength of our existing patent protection and the additional patent protection that we may acquire in the future. As of December 28, 2008, we held 62 U.S. patents and 16 foreign patents and had other U.S. patent applications pending as well as various foreign patent applications. We agreed to sell most of these patents pursuant to the 2008 Patent Sale and License, and anticipate that we will retain a worldwide, royalty-free, non-exclusive license to use the patented technology in our business. We cannot assure you that the 2008 Patent Sale and License will be consummated or that the anticipated license will be on acceptable terms. It is possible that any existing patents or future patents, if any, could be challenged, invalidated or circumvented, and any right granted under these patents may not provide us with meaningful protection from competition. Despite our precautions, it may be possible for a third party to copy or otherwise obtain and use our products, services or technology without authorization, to develop similar technology independently or to design around our patents. Furthermore, we expect the purchaser of the patents to be sold in the 2008 Patent Sale and License will be entitled to use those patents for any purpose, including possible competition with us. In addition, we treat technical data as confidential and generally rely on internal nondisclosure safeguards, including confidentiality agreements with employees, and on laws protecting trade secrets, to protect proprietary information. We cannot assure you that these measures will adequately protect the confidentiality of our proprietary information or that others will not independently develop products or technology that are equivalent or superior to ours.
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
None.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits

3.1	Certificate of Incorporation of the Company, as amended and currently in effect (1)
3.2	By-laws, as amended and currently in effect (2)
3.3
Certificate of Elimination of the Series B Convertible Cumulative Preferred Stock, Series C Convertible Cumulative Preferred Stock, Series D Convertible Preferred Stock and Series E Convertible Preferred Stock. (3)

3.4	Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series A-1 10% Cumulative Convertible Preferred Stock. (4)
10.1	Memorandum of Understanding for Settlement and Debt Conversion Agreement among the Company, Optex and the Lenders dated September 19, 2008. (5)
10.2	Form of Subscription Agreement for Secured Promissory Notes for Private Placement. (6)
10.3	Form of Secured Promissory Note for Private Placement. (7)
10.4	Security Agreement for Private Placement. (8)
10.5	Collateral Agent Agreement for Private Placement. (9)
10.6	Intercreditor Agreement for Private Placement. (10)
10.7	Form of Warrant to Purchase Common Stock issued to J.P. Turner & Company, LLC pursuant to Private Placement. (11)
10.8	Lease Agreement for premises at 3001 Red Hill Avenue, Bldg. 3, Costa Mesa, California, renewal effective October 1, 2008(14)
10.9	Lease Agreement for premises at 3001 Red Hill Avenue, Bldg. 4, Costa Mesa, California, renewal effective October 1, 2008(15)
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
99.1	Amended Notice of the Occurrence of an Event of Default and Acceleration from Optex-Delaware dated October 13, 2008. (12)
99.2	Notice from Timothy Looney dated October 17, 2008. (13)

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003

(2)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on September 21, 2007.

(3)	Incorporated by reference to Exhibit 3.3 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on April 18, 2008.

(4)	Incorporated by reference to Exhibit 3.4 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on April 18, 2008.

(5)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 8-K as filed with the SEC on September 22, 2008.

(6)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 16, 2008.

(7)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 16, 2008.

(8)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 16, 2008.

(9)	Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 16, 2008.

(10)	Incorporated by reference to Exhibit 10.5 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 16, 2008.

(11)	Incorporated by reference to Exhibit 10.6 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 9, 2009.

(12)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on October 17, 2008.

(13)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on October 23, 2008.

(14)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 24, 2008.

(15)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 24, 2008.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Irvine Sensors Corporation (Registrant)
Date: February 17, 2009	By:	/s/ John J. Stuart, Jr.
John J. Stuart, Jr.
Chief Financial Officer (Principal Financial and Chief Accounting Officer)

Exhibit Index

3.1	Certificate of Incorporation of the Company, as amended and currently in effect (1)
3.2	By-laws, as amended and currently in effect (2)
3.3
Certificate of Elimination of the Series B Convertible Cumulative Preferred Stock, Series C Convertible Cumulative Preferred Stock, Series D Convertible Preferred Stock and Series E Convertible Preferred Stock. (3)

3.4	Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series A-1 10% Cumulative Convertible Preferred Stock. (4)
10.1	Memorandum of Understanding for Settlement and Debt Conversion Agreement among the Company, Optex and the Lenders dated September 19, 2008. (5)
10.2	Form of Subscription Agreement for Secured Promissory Notes for Private Placement. (6)
10.3	Form of Secured Promissory Note for Private Placement. (7)
10.4	Security Agreement for Private Placement. (8)
10.5	Collateral Agent Agreement for Private Placement. (9)
10.6	Intercreditor Agreement for Private Placement. (10)
10.7	Form of Warrant to Purchase Common Stock issued to J.P. Turner & Company, LLC pursuant to Private Placement. (11)
10.8	Lease Agreement for premises at 3001 Red Hill Avenue, Bldg. 3, Costa Mesa, California, renewal effective October 1, 2008(14)
10.9	Lease Agreement for premises at 3001 Red Hill Avenue, Bldg. 4, Costa Mesa, California, renewal effective October 1, 2008(15)
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
99.1	Amended Notice of the Occurrence of an Event of Default and Acceleration from Optex-Delaware dated October 13, 2008. (12)
99.2	Notice from Timothy Looney dated October 17, 2008. (13)

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003

(2)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on September 21, 2007.

(3)	Incorporated by reference to Exhibit 3.3 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on April 18, 2008.

(4)	Incorporated by reference to Exhibit 3.4 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on April 18, 2008.

(5)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 8-K as filed with the SEC on September 22, 2008.

(6)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 16, 2008.

(7)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 16, 2008.

(8)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 16, 2008.

(9)	Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 16, 2008.

(10)	Incorporated by reference to Exhibit 10.5 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 16, 2008.

(11)	Incorporated by reference to Exhibit 10.6 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 9, 2009.

(12)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on October 17, 2008.

(13)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on October 23, 2008.

(14)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 24, 2008.

(15)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 24, 2008.