Form 10-Q
period 2009-03-29
IRVINE SENSORS CORP/DE/
filed 2009-05-13
CIK 357108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2009
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 8, 2009, there were 7,990,728 shares of common stock outstanding.

IRVINE SENSORS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL PERIOD ENDED MARCH 29, 2009
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
IRVINE SENSORS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 29,	September 28,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$803,500	$638,600
Restricted cash	47,400	41,700
Accounts receivable, net of allowance for doubtful accounts of $15,000 and $15,000, respectively	907,700	662,400
Receivable, patent sale	1,330,000	—
Unbilled revenues on uncompleted contracts, net of allowance of $0 and $18,400, respectively	811,500	1,279,700
Inventory, net	1,244,200	1,126,900
Prepaid expenses and other current assets	252,600	64,800
Current assets of discontinued operations	—	7,494,700

Total current assets	5,396,900	11,308,800
Property and equipment, net	3,592,100	4,328,300
Intangible assets, net	103,000	1,005,500
Deferred costs	—	260,100
Deposits	37,500	101,000
Non-current assets of discontinued operations	—	5,880,300

Total assets	$9,129,500	$22,884,000

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,628,800	$4,047,100
Accrued expenses	3,708,800	4,595,200
Accrued estimated loss on contracts	—	144,500
Advance billings on uncompleted contracts	28,100	21,900
Deferred revenue	290,000	385,000
Income taxes payable	384,900	14,400
Senior promissory notes	330,000	—
Restructured debt, net of discounts	—	11,788,800
Promissory note payable	400,000	400,000
Subordinated term loan	2,000,000	2,000,000
Capital lease obligations — current portion	19,300	29,100
Current liabilities of discontinued operations	—	4,009,600

Total current liabilities	8,789,900	27,435,600
Restructured debt, net of discounts	1,188,400	—
Deferred interest	3,700	—
Executive Salary Continuation Plan liability	3,422,600	3,484,800
Capital lease obligations, less current portion	2,000	11,200
Minority interest in consolidated subsidiaries	324,400	411,600

Total liabilities	13,731,000	31,343,200

Commitments and contingencies (Note 12)
Stockholders’ deficit:
Preferred stock, $0.01 par value, 1,000,000 and 500,000 shares authorized, respectively; 126,000 and 126,000 shares issued and outstanding, respectively	1,300	1,300
Common stock, $0.01 par value, 150,000,000 and 80,000,000 shares authorized, respectively; 5,981,400 and 3,557,200 shares issued and outstanding, respectively	59,800	35,600
Common stock warrants, 1,243,200 and 717,900 warrants outstanding, respectively	—	—
Prepaid stock-based compensation	(306,000)	—
Common stock held by Rabbi Trust	(1,169,600)	(1,214,100)
Deferred compensation liability	1,169,600	1,214,100
Paid-in capital	160,843,400	159,717,800
Accumulated deficit	(165,200,000)	(168,213,900)

Total stockholders’ deficit	(4,601,500)	(8,459,200)

	$9,129,500	$22,884,000

See Accompanying Condensed Notes to Consolidated Financial Statements.

IRVINE SENSORS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	March 29,	March 30,	March 29,	March 30,
	2009	2008	2009	2008
Revenues:
Contract research and development revenue	$2,295,300	$4,364,500	$4,738,500	$7,076,200
Product sales	545,900	1,066,600	836,700	1,903,900
Other revenue	—	3,000	9,500	12,500

Total revenues	2,841,200	5,434,100	5,584,700	8,992,600

Cost and expenses:
Cost of contract research and development revenue	2,008,500	3,368,200	3,945,900	5,691,500
Cost of product sales	409,800	766,300	787,800	1,442,900
General and administrative expense	2,258,900	2,518,400	4,119,700	4,573,200
Research and development expense	436,300	295,500	786,700	640,100

Total costs and expenses	5,113,500	6,948,400	9,640,100	12,347,700
Gain (loss) on sale or disposal of assets	8,632,800	(1,600)	8,632,800	800

Income (loss) from operations	6,360,500	(1,515,900)	4,577,400	(3,354,300)
Interest expense	(830,600)	(1,772,800)	(1,239,700)	(3,382,800)
Other income	15,100	600	46,700	1,000

Income (loss) from continuing operations before minority interest and provision for income taxes	5,545,000	(3,288,100)	3,384,400	(6,736,100)
Minority interest in income of subsidiaries	—	—	100	100
Provision for income taxes	(410,100)	(9,100)	(429,000)	(15,000)

Income (loss) from continuing operations	5,134,900	(3,297,200)	2,955,500	(6,751,000)

Discontinued operations:
Income (loss) from operations of discontinued operations	(6,900)	(169,700)	58,400	(429,400)

Net income (loss)	$5,128,000	$(3,466,900)	$3,013,900	$(7,180,400)

Basic and diluted net income (loss) per common share information
From continuing operations	$0.87	$(1.11)	$0.50	$(2.36)
From discontinued operations	—	(0.06)	0.01	(0.15)

Basic and diluted net income (loss) per common share	$0.87	$(1.17)	$0.51	$(2.51)

Weighted average number of common shares outstanding	5,790,500	2,976,800	5,544,700	2,861,300

See Accompanying Condensed Notes to Consolidated Financial Statements.

IRVINE SENSORS CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Common
					Stock				Total
	Preferred Stock		Common Stock		Warrants	Prepaid			Stockholders’
	Shares Issued		Shares Issued		Issued	Stock-Based	Paid-in	Accumulated	Equity
	Number	Amount	Number	Amount	Number	Compensation	Capital	Deficit	(Deficit)
Balance at September 30, 2007	—	$—	2,684,300	$26,800	614,500	$—	$151,105,500	$(146,655,000)	$4,477,300

Common stock issued to employee retirement plans	—	—	522,300	5,300	—	(1,499,000)	1,606,600	—	112,900
Common stock and warrants issued to pay operating expenses	—	—	162,100	1,600	50,000	—	1,444,500	—	1,446,100
Stock-based compensation expense — vested stock	—	—	41,800	400	—	—	234,500	—	234,900
Common stock options exercised	—	—	53,200	500	—	—	830,500	—	831,000
Additional common stock warrants issued under anti-dilution provisions	—	—	—	—	71,700	—	—	—	—
Common stock warrants expired	—	—	—	—	(18,300)	—	—	—	—
Preferred stock issued to pay interest	39,600	400	—	—	—	—	1,188,100	—	1,188,500
Preferred stock issued to retire debt	93,700	900	—	—	—	—	2,810,600	—	2,811,500
Common stock issued upon conversion of preferred stock	(7,300)	—	73,300	800	—	—	(800)	—	—
Stock-based compensation expense — options	—	—	—	—	—	—	251,200	—	251,200
Amortization of deferred stock-based compensation	—	—	—	—	—		247,300	—	247,300
Issuance of nonvested stock	—	—	20,200	200	—	—	(200)	—	—
Amortization of employee retirement plan contributions	—	—	—	—	—	1,499,000	—	—	1,499,000
Net loss	—	—	—	—	—	—	—	(21,558,900)	(21,558,900)

Balance at September 28, 2008	126,000	$1,300	3,557,200	$35,600	717,900	$—	$159,717,800	$(168,213,900)	$(8,459,200)

Common stock issued to employee retirement plans	—	—	1,785,700	17,900	—	(750,000)	732,100	—	—
Common stock issued to pay operating expenses	—	—	639,800	6,300	—	—	246,700	—	253,000
Stock-based compensation expense — vested stock	—	—	1,000	—	—	—	500	—	500
Common stock warrants issued	—	—	—	—	299,300	—	92,100	—	92,100
Additional common stock warrants issued under anti-dilution provisions	—	—	—	—	228,500	—	—	—	—
Common stock warrants expired	—	—	—	—	(2,500)	—	—	—	—
Stock-based compensation expense — options	—	—	—	—	—	—	4,800	—	4,800
Amortization of deferred stock-based compensation	—	—	—	—	—		49,400	—	49,400
Forfeiture of nonvested stock	—	—	(2,300)	—	—			—	—
Amortization of employee retirement plan contributions	—	—	—	—	—	444,000	—	—	444,000
Net income	—	—	—	—	—	—	—	3,013,900	3,013,900

Balance at March 29, 2009 (Unaudited)	126,000	$1,300	5,981,400	$59,800	1,243,200	$(306,000)	$160,843,400	$(165,200,000)	$(4,601,500)

See Accompanying Condensed Notes to Consolidated Financial Statements.

IRVINE SENSORS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 Weeks Ended
	March 29,	March 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$3,013,900	$(7,180,400)
Add back (income) loss from discontinued operations	(58,400)	429,400

Income (loss) from continuing operations	2,955,500	(6,751,000)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	975,800	1,034,600
Provision for allowance for inventory valuation	166,600	—
Non-cash interest expense	829,200	2,207,600
Non-cash employee retirement plan contributions	444,000	716,900
Gain on sale or disposal of assets	(8,632,800)	(800)
Minority interest in net loss of subsidiaries	(100)	(100)
Common stock issued to pay operating expenses	253,000	1,177,100
Non-cash stock based compensation	54,700	523,400
Decrease (increase) in accounts receivable	(575,300)	49,900
Decrease (increase) in unbilled revenues on uncompleted contracts	468,200	(295,700)
Increase in inventory	(283,900)	(453,400)
Increase in prepaid expenses and other current assets	(187,800)	(262,400)
Decrease (increase) in other assets	63,500	(35,800)
(Decrease) increase in accounts payable and accrued expenses	(2,139,100)	2,889,400
Decrease in accrued estimated loss on contracts	(144,500)	(200,100)
Increase in income taxes payable	363,600	5,800
Decrease in Executive Salary Continuation Plan liability	(62,200)	(66,700)
Increase (decrease) in advance billings on uncompleted contracts	6,200	(363,200)
Decrease in deferred revenue	(95,000)	(24,500)

Total adjustments	(8,495,900)	6,902,000

Net cash provided by (used in) operating activities	(5,540,400)	151,000

Cash flows from investing activities:
Property and equipment expenditures	(40,500)	(635,400)
Gross proceeds from sale of fixed assets and intangibles	9,500,000	6,800
Receivable from patent sale	(1,000,000)	—
Transfer of fixed asset from contract expense	(12,800)	—
Acquisition and costs related to patents	(151,000)	(54,300)
Increase in restricted cash	(5,700)	—

Net cash provided by (used in) investing activities	8,290,000	(682,900)

Cash flows from financing activities:
Principal payments of notes payable	(3,063,700)	—
Proceeds from senior promissory notes	1,000,000	—
Debt issuance costs paid	(227,000)	—
Proceeds from options and warrants exercised	—	831,100
Principal payments of capital leases	(19,000)	(25,900)

Net cash (used in) provided by financing activities	(2,309,700)	805,200

Cash flows from discontinued operations:
Net cash used in operating activities	(275,000)	(713,900)

Net increase (decrease) in cash and cash equivalents	164,900	(440,600)
Cash and cash equivalents at beginning of period	638,600	937,600

Cash and cash equivalents at end of period	$803,500	$497,000

Supplemental cash flow information:
Cash paid for interest	$186,700	$3,100
Cash paid for income taxes	$63,600	$4,700
See Accompanying Condensed Notes to Consolidated Financial Statements.

IRVINE SENSORS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — General
The information contained in the following Condensed Notes to Consolidated Financial Statements is condensed from that which would appear in the audited consolidated financial statements for Irvine Sensors Corporation (“ISC”) and its subsidiaries (together with ISC, the “Company”), and the accompanying unaudited condensed consolidated financial statements do not include certain financial presentations normally required under accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, the unaudited consolidated financial statements included herein should be read with the audited consolidated financial statements and related notes thereto contained in the Annual Report on Form 10-K of the Company for the fiscal year ended September 28, 2008 (“fiscal 2008”). It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.
The consolidated financial information for the 13-week and 26-week periods ended March 29, 2009 and March 30, 2008 included herein is unaudited but includes all normal recurring adjustments which, in the opinion of management of the Company, are necessary to present fairly the consolidated financial position of the Company at March 29, 2009 and the results of its operations and its cash flows for the 13-week and 26-week periods ended March 29, 2009 and March 30, 2008.
On October 14, 2008, substantially all of the assets of Optex Systems, Inc. (“Optex”), a wholly-owned subsidiary of ISC, were sold pursuant to a UCC public foreclosure sale (the “Optex Asset Sale”). The Optex Asset Sale was completed as contemplated by a binding Memorandum of Understanding for Settlement and Debt Conversion Agreement dated September 19, 2008 (the “MOU”) between the Company and its senior lenders, Longview Fund, L.P. (“Longview”) and Alpha Capital Anstalt (“Alpha”). Longview and Alpha are sometimes collectively referred to as the “Lenders”. As agreed to in the MOU, Optex Systems, Inc., a Delaware corporation controlled by the Lenders (“Optex-Delaware”), credit bid $15 million in this UCC public foreclosure sale, and its offer was the winning bid. As a result, $15 million of the Company’s aggregate indebtedness to the Lenders was extinguished. All the Company’s financial statements and notes and schedules thereto give effect to this event and report Optex as a discontinued operation for both the current and prior fiscal periods.
The consolidated financial information as of September 28, 2008 included herein has been derived from the Company’s audited consolidated financial statements as of, and for the fiscal year ended, September 28, 2008.
Description of Business
The Company is a vision systems company enabled by technology for three-dimensional packaging of electronics and manufacturing of electro-optical products. The Company designs, develops, manufactures and sells vision systems and miniaturized electronic products for defense, security and commercial applications. The Company also performs customer-funded contract research and development related to these products, mostly for U.S. government customers or prime contractors. Most of the Company’s historical business relates to the application of its technologies for stacking either packaged or unpackaged semiconductors into more compact three-dimensional forms, which the Company believes offer volume, power, weight and operational advantages over competing packaging approaches, and which the Company believes allows it to offer higher level products with unique operational features.

None of the Company’s subsidiaries accounted for more than 10% of the Company’s total assets at March 29, 2009 or had separate employees or facilities at such date.
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
Fiscal Periods. The Company’s fiscal year ends on the Sunday nearest September 30. Fiscal 2008 ended on September 28, 2008 and included 52 weeks. The fiscal year ending September 27, 2009 (“fiscal 2009”) will also include 52 weeks. The Company’s first two quarters of fiscal 2009 was the 26 week period ended March 29, 2009.
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
During the 26 weeks ended March 29, 2009, the Company’s accrued estimated loss on contracts decreased $144,500, from $144,500 to $0. This decrease reflects a change in the Company’s aggregate estimate (excluding contingencies), which management believes reflects ETCs for contracts in progress based on their completion status at March 29, 2009 and current and future technical requirements under the program contracts.
Revenues. The Company derives revenue from contract research and development, as well as from product sales. Revenues derived from contracts to develop prototypes and provide research, development, design, testing and evaluation of complex detection and control defense systems were the principal contributor to total revenues in the first 26 weeks of fiscal 2009 and fiscal 2008. The Company’s research and development contracts are usually cost reimbursement plus fixed fee, fixed price level of effort or occasionally firm fixed price. The Company’s cost reimbursement plus fixed fee research and development contracts require the Company’s good faith performance of a statement of work within overall budgetary constraints, but with latitude as to resources utilized. The Company’s fixed price level of effort research and development contracts require the Company to deliver a specified number of labor hours in the performance of a statement of work. The Company’s firm fixed price research and development contracts require the Company to deliver specified items of work independent of resources utilized to achieve the required deliverables. Revenues for all types of research and development contracts are recognized as costs are incurred and include applicable fees or profits primarily in the proportion that costs incurred bear to estimated final costs. Costs and estimated earnings in excess of billings under government research and development contracts are accounted for as unbilled revenues on uncompleted contracts, stated at estimated realizable value and are expected to be realized in cash within one year.
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

Revenues derived from product sales in the 26 weeks ended March 29, 2009 and March 30, 2008 were primarily the result of shipments of stacked chip products, largely memory stacks, and sales of the Company’s miniaturized camera products, including both infrared viewers and visible spectrum cameras. Production orders for the Company’s products are generally priced in accordance with established price lists. Memory stack products and visible spectrum cameras are primarily shipped to original equipment manufacturers (“OEMs”). Infrared viewers are both subsystem and system level products for shipment to either OEMs or to end user customers, initially for military applications. Revenues are recorded when products are shipped, provided that the following conditions are met:
•	there are no unfulfilled contingencies associated with the sale;
•	the Company has a sales contract or purchase order with the customer; and
•	the Company is reasonably assured that the sales price can be collected.
The absence of any of these conditions, including the lack of shipment, would cause revenue recognition to be deferred. Terms are FOB shipping point.
The Company’s products have been shipped for developmental and qualification use or have not been sold under formal warranty terms. The Company does not offer contractual price protection on any of its products. Accordingly, the Company does not presently maintain any reserves for returns under warranty or post-shipment price adjustments. However, the Company anticipates future shipments of products that may include formal warranty terms and may therefore include reserves for returns under warranty in future periods.
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
Research and Development Costs. A major portion of the Company’s operations is comprised of customer-funded research and prototype development or related activities that are recorded as cost of contract revenues. The Company also incurs costs for internal research and development of new concepts in products. Such non-customer sponsored research and development costs are charged to research and development expense as incurred.
Inventory. Product inventory is valued at the lower of cost or market. Cost of the Company’s product inventory includes direct material and labor costs, as well as manufacturing overhead costs allocated based on direct labor dollars. Inventory cost is determined using the average cost method. Inventories are reviewed quarterly to determine salability and obsolescence. A reserve is established for slow moving and obsolete product inventory items. In addition, the Company believes that its marketing of probable new research and development contracts under specific government budgets and programs is facilitated by the capitalization of material, labor and overhead costs that are eventually recoverable under such contracts. Due to the uncertain timing of such contract awards, the Company maintains significant reserves for this inventory to avoid overstating its value. (See Note 8).

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
During the 13-week and 26-week periods ended March 29, 2009, the Company granted options to purchase 0 and 12,000 shares of its common stock, respectively. During the 13-week and 26-week periods ended March 30, 2008, the Company granted options to purchase 121,000 shares of its common stock. The following assumptions were used for the valuation of the grants in the 13-week and 26-week periods ended March 29, 2009 and March 30, 2008.

	13 Weeks Ended	26 Weeks Ended	13 Weeks Ended	26 Weeks Ended
	March 29, 2009	March 29, 2009	March 30, 2008	March 30, 2008
Risk free interest rate	—	4.0%	4.04%	4.04%
Expected life	—	4.0 years	5.63 years	5.63 years
Expected volatility	—	89.4%	80.1%	80.1%
Expected dividend yield	—	None	None	None

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
Previously granted options to purchase 101,100 shares of the Company’s common stock with a weighted average exercise price of $11.23 per share and a weighted average fair value of $0.39 per share were unvested as of March 29, 2009. Total stock-based compensation expense during the 13-week and 26-week periods ended March 29, 2009 was $29,400 and $54,700, respectively, of which $6,600 and $13,900, respectively, was charged to cost of contract research and development, and $22,800 and $40,800, respectively, was charged to general and administrative expense. Total stock-based compensation expense during the 13-week and 26-week periods ended March 30, 2008 was $484,100 and $523,400, respectively, of which $59,700 and $66,700, respectively, was charged to cost of contract research and development, and $424,400 and $456,700, respectively, was charged to general and administrative expense during such periods.
SFAS 123(R) requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. There were no tax benefits resulting from the exercise of stock options during the 13-week and 26-week periods ended March 29, 2009 and March 30, 2008.
The Company’s subsidiaries did not grant any options during the 13-week and 26-week periods ended March 29, 2009 and March 30, 2008.
The Company did not grant any shares of nonvested stock during the 13-week and 26-week periods ended March 29, 2009. The Company cancelled 300 shares and 2,300 shares of nonvested stock due to forfeitures in the 13-week and 26-week periods ended March 29, 2009, respectively. During the 13-week periods ended March 29, 2009 and March 30, 2008, 2,500 and 5,600 previously issued nonvested shares, respectively, were vested. The Company granted 20,100 shares and 23,100 shares of nonvested stock, respectively, net of 2,100 shares and 2,300 shares forfeited, respectively, in the 13-week and 26-week periods ended March 30, 2008. During the 26-week periods ended March 29, 2009 and March 30, 2008, 2,800 and 5,600 previously issued nonvested shares, respectively, were vested. The Company did not grant any shares of vested stock in the 13-week and 26-week periods ended March 29, 2009. The Company granted 131,200 and 181,200 shares of vested stock, including vesting of 5,600 previously nonvested shares, valued at $1,065,700 and $1,465,900, in the 13-week and 26-week periods ended March 30, 2008, respectively.
The Company recognizes compensation expense on a straight-line basis over the vesting period of the option after consideration of the estimated forfeiture rate, which was 7% during fiscal 2008 and the 26-week period ended March 29, 2009. At March 29, 2009, the total compensation costs related to nonvested options not yet recognized was $8,200 and the weighted-average remaining vesting period of unvested options at March 29, 2009 was 0.6 years. Such amounts do not include the cost of new options that may be granted in future periods or any future changes in the Company’s forfeiture rate.

Accounting for Stock and Warrant-Based Operating Expense. Under the fair value based method, expense is recorded based on the fair value of common stock and warrants issued to service providers at the date of such issuance and is recognized over the vesting period. In the 13-week and 26-week periods ended March 29, 2009, 339,800 shares of common stock, valued at $112,100 were issued to a non-employee service provider as operating expense. In the 13-week and 26-week periods ended March 29, 2009, the Company issued no warrants to non-employee service providers as operating expense, although warrants were issued to an investment banker in connection with a financing. (See Notes 4 and 6 and “Warrant Valuation and Beneficial Conversion Feature” below). In the 13-week and 26-week periods ended March 30, 2008, 0 and 50,000 shares of common stock, valued at $400,000, were issued to a non-employee, former director as partial payment for services rendered under a consulting contract. (See Note 14). In the 13-week and 26-week periods ended March 30, 2008, 97,100 shares and 147,100 shares of common stock, respectively, valued at $777,100 and $1,177,100, respectively, were issued to non-employee service providers. (See Note 14). In the 13-week and 26-week periods ended March 30, 2008, the Company issued a single five-year warrant to purchase up to 50,000 shares of the Company’s common stock to a non-employee service provider. (See Note 6).
Software Development and Purchased Software. At March 29, 2009, the Company had capitalized software of approximately $88,300, net of accumulated amortization of $2,306,300. The Company capitalizes software in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). SOP 98-1 requires that certain costs incurred, either from internal or external sources, be capitalized as part of intangible assets and amortized on a straight-line basis over the useful life of the software. Planning, training, support and maintenance costs incurred either prior to or following the implementation phase are recognized as expense in the period in which they occur. The Company evaluates the carrying values of capitalized software to determine if the carrying values are impaired, and, if necessary, the Company would recognize an impairment loss in the period in which the impairment occurred.
Goodwill and Other Intangible Assets. Goodwill represents the cost of acquired businesses in excess of fair value of the related net assets at acquisition. The Company does not amortize goodwill, but tests it annually, as of the first day of its fourth fiscal quarter and between annual testing periods if circumstances warrant, for impairment using a fair value approach. As a result of the Optex Asset Sale and the discontinuation of Optex’s operations, the Company determined that goodwill related to the Optex reporting unit had been impaired by approximately $7.2 million. Such impairment was recorded at September 28, 2008, and the impairment charge was presented in the loss on disposal of discontinued operations in the consolidated statements of operations for fiscal 2008. The remaining goodwill was reclassified into the non-current assets of discontinued operations at September 28, 2008 pending disposition pursuant to the Optex Asset Sale, which disposition occurred on October 14, 2008 pursuant to such sale. Therefore, as of March 29, 2009, there is not any goodwill remaining on the books of the Company.
The Company amortizes the cost of other intangibles over their estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows, appraised values or other market-based information. As a result of the Optex Asset Sale and the discontinuation of Optex’s operations, the Company reclassified identified amortizable intangible assets related to Optex, principally non-competition agreements and customer backlog, into the non-current assets of discontinued operations at September 28, 2008 pending disposition pursuant to the Optex Asset Sale, which disposition occurred on October 14, 2008 pursuant to such sale. Therefore, as of March 29, 2009, there are not any amortizable intangible assets related to the Optex reporting unit remaining on the books of the Company. Intangible assets with indefinite lives are tested annually for impairment as of the first day of the Company’s fourth fiscal quarter and between annual periods if impairment indicators exist, and are written down to fair value as required. The Company’s other intangible assets with definite lives at March 29, 2009 and September 28, 2008 consisted principally of patents and trademarks related to the Company’s various technologies. In March 2009, the Company sold most of its patent assets for cash proceeds of $9.5 million and a worldwide, royalty-free license to use the sold patent assets (the “Patent Sale and License”). Capitalized costs include amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of patent and trademark applications. These assets are amortized on a straight-line method over the shorter of their useful or legal life, generally ten years.

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
Tangible Long-Lived Assets. The Company frequently monitors events or changes in circumstances that could indicate that the carrying amount of tangible long-lived assets to be held and used may not be recoverable. The determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. When impairment is indicated for a tangible long-lived asset, the amount of impairment loss is the excess of net book value of the asset over its fair value. Tangible long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. At March 29, 2009, management believed no indications of impairment existed.
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

Basic and Diluted Net Income (Loss) per Share. Basic net income (loss) per share is based upon the weighted average number of shares of common stock outstanding. Diluted net income (loss) per share is based on the assumption that options and warrants are included in the calculation of diluted net income (loss) per share, except when their effect would be anti-dilutive. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of actual issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Cumulative dividends on the Series A-1 Preferred Stock, although not declared, constitute a preferential claim against future dividends, if any, and are treated as an incremental decrease in net income from continuing operations or increase in net loss from continuing operations for purposes of determining basic and diluted net income (loss) from continuing operations per common share (See Note 7).
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
As discussed further in Note 3, in December 2006, the Company repaid the borrowings from its then senior bank lender with funds from a new $8.25 million term loan, bearing interest at 11% per annum, from the Lenders. Concurrent with these refinancing transactions, the Lenders also purchased through assignment the Company’s $10 million subordinated convertible notes from the original two holders of these notes. These debt refinancing transactions occurred on December 29, 2006, when the closing price of the Company’s common stock was $20.50 per share, and included the issuance to the Lenders, for no separate consideration, of five-year warrants to purchase an aggregate of 300,000 shares of the Company’s common stock at an exercise price of $13.00 per share, which resulted in the subordinated convertible notes becoming convertible into 769,231 shares of the Company’s common stock. This warrant issuance, in turn, triggered an anti-dilution provision in the $10 million subordinated convertible notes that reduced the per share price at which said notes are convertible into shares of the Company’s common stock from $26.00 per share to $13.00 per share. After accounting for the portion of the warrant’s value assigned to the transferred $10 million subordinated convertible notes and the intrinsic value of the beneficial conversion feature arising from the subordinated convertible notes new per share conversion price, the carrying amount of the $10 million subordinated convertible notes at December 31, 2006 was reduced to zero. Additionally, assigning a portion of the new five-year warrant’s value to the $8.25 million term loan reduced the term loan’s carrying value by approximately $1.5 million. In July 2007, the Company borrowed $2 million under a 6-month promissory note from one of its Lenders. (See Note 3). The Company had the option of prepaying this note in August 2007, which it elected not to do. As a result, the principal of this note was increased by $100,000, the Company issued 30,000 shares of its common stock valued at $400,000 and a warrant to purchase 50,000 shares of its common stock valued at $405,000 to the Lender, resulting in an aggregate of $905,000 of debt discounts. In November 2007, the Company restructured all of its debt obligations with its senior lenders effective September 30, 2007, extending the due date of the principal and interest under these obligations to December 30, 2009. In consideration for the restructuring, the Company issued restructuring promissory notes in the aggregate principal amount of $1,115,000, due December 30, 2009, to the Lenders. In October 2008, the remaining balance due under $8.25 million term loan and the $1.1 million restructuring notes and a substantial portion of the amounts due under the $10 million subordinated convertible notes and the $2.1 million promissory note were extinguished pursuant to the Optex Asset Sale. In March 2009, all but approximately $0.2 million of the remaining amounts due under the $2.1 million promissory note and all but approximately $1.0 million of the principal due under the $10 million subordinated convertible notes were retired with proceeds from the Patent Sale and License. Because of the substantial initial debt discounts involved in these debt transactions, management believes that it is not practicable to estimate the fair value of the remaining approximate $1.2 million subordinated convertible notes at March 29, 2009 without incurring unreasonable costs. Furthermore, because of the scale of the discounts already recorded, management does not believe that an estimation of the fair value of the debt instruments would result in a materially different result than what the Company has already recorded.

Concentration of Credit Risk. Most of the Company’s accounts receivable are derived from sales to U.S. government agencies or prime government contractors. The Company does not believe that this concentration increases credit risks because of the financial strength of the payees. The Company has cash deposits at U.S. banks and financial institutions, which exceed federally insured limits at March 29, 2009. The Company is exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institution; however, the Company does not anticipate such loss.
Reclassifications. Certain reclassifications have been made to the financial statements for the 13-week and 26-week periods ended March 30, 2008 to conform to the current period presentation, largely to reflect the discontinuation of Optex’s operations.
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
Recently Issued Accounting Pronouncements. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except for SFAS 123(R) and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position for SFAS 157 (“FSP FAS 157-1”) to amend SFAS 157 to exclude SFAS 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS 141, Business Combinations, (“SFAS 141R,”) (as discussed in more detail below), regardless of whether those assets and liabilities are related to leases. Additionally, in February 2008, the FASB issued FASB Staff Position for SFAS 157 (“FSP FAS 157-2”), which delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. Also, in October 2008, the FASB issued FASB Staff Position for SFAS 157 (“FSP FAS 157-3”), which clarifies the application of SFAS 157 in a market that is not active. In addition, in April 2009, the FASB issued FASB Staff Position for SFAS 157 (“FSP FAS 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume or level of activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicates a transaction is not orderly. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements.

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
In May 2008, the FASB issued the final version of Accounting Principles Bulletin (“APB”) No. 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“APB 14-1”), which requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. APB 14-1 is effective for fiscal years beginning after December 15, 2008, which for the Company will be fiscal 2010, and interim periods within those fiscal years and must be applied retrospectively to all periods presented, which for the Company would include the comparative quarterly presentations for fiscal 2009. Accordingly, commencing in fiscal 2010, the Company will present prior period comparative results reflecting the impact of APB 14-1 if determined to apply to the Company at that time. The Company is currently evaluating the impact APB 14-1 will have on its consolidated financial statements, if any.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement 133 (“SFAS 161”). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements, if any.
In April 2008, the FASB issued Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FAS 142-3”) that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141 and other U.S. generally accepted accounting principles. FAS 142-3 is effective for fiscal years and interim periods beginning after December 15, 2008. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements, if any.
Note 2 — Going Concern
These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company generated net losses in fiscal 2006, fiscal 2007 and fiscal 2008 of approximately $8.4 million, $22.1 million and $21.6 million, respectively. In the first half of fiscal 2009, the Company generated net income of approximately $3.1 million, but this was largely due to the approximately $8.6 million gain realized by the Patent Sale and License. Approximately $4.1 million, $13.1 million and $9.8 million of the net loss in fiscal 2006, fiscal 2007 and fiscal 2008, respectively, was derived from the recognition of non-cash expenses.
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

As of March 29, 2009, the Company also has a working capital and stockholders’ deficit of approximately $3.4 million and $4.6 million, respectively. The Company realized an infusion of stockholders’ equity in April 2009 as a result of payments and conversions of debt through the issuance of common stock, but such infusion was insufficient to offset the Company’s stockholders’ deficit at March 29, 2009. (See Note 15). Approximately $2.9 million of the current obligations recorded on the Company’s consolidated balance sheet at March 29, 2009 relate to principal and accrued interest on promissory notes of the Company and Optex, its subsidiary that has discontinued operations, which are related to on-going litigation. (See Note 12). The outcome of litigation is inherently uncertain and the amount of such obligations, if any, that the Company may ultimately be required to satisfy could vary substantially depending on such outcome. If the Company receives an unfavorable outcome in the ongoing litigation, there could be a material and adverse effect on the financial condition of the Company. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.
Management has developed an operating plan to manage costs in line with estimated total revenues for fiscal 2009, including contingencies for cost reductions if projected revenues are not fully realized. Accordingly, management believes that the Company’s operations, in conjunction with the infusion of liquidity realized by the Patent Sale and License, will generate sufficient cash to meet the Company’s continuing obligations for at least the next 12 months. However, there can be no assurance that anticipated revenues will be realized or that the Company will successfully implement its plans.
As noted above, largely as a result of the Optex Asset Sale, the Company’s stockholders’ deficit at March 29, 2009 was approximately $4.6 million, substantially below $2.5 million of stockholders’ equity, one of Nasdaq’s minimum continued listing criteria. At March 29, 2009, the Company also did not meet either of the other Nasdaq minimum listing criteria related to market capitalization or historical results. On January 14, 2009, the Company received written notice from Nasdaq of this lack of compliance with the continued listing criteria and further stated that the Company had until January 29, 2009 to provide Nasdaq with a specific plan to achieve and sustain compliance with the Nasdaq Capital Market listing requirements, including the time frame for completion of such plan. The Company provided such a plan to Nasdaq by this deadline, which, among other elements, included the pending effect of the Patent Sale and License and other potential events. The Nasdaq staff accepted the Company’s plan and extended the Company’s deadline for regaining compliance with the stockholders’ equity continued listing maintenance standard until April 29, 2009, which was the maximum permissible extension that could be granted by the Nasdaq staff at that time. The Company was able to complete some elements of its plan by April 29, 2009, including the Patent Sale and License, but other elements were still pending at that date and their successful completion cannot be assured at the date of this report. As a result of not regaining compliance by April 29, 2009, the Company received a delisting notice from the Nasdaq staff on April 30, 2009 The Company requested a hearing with a Nasdaq Hearing Panel, as permitted by Nasdaq regulations, to appeal the delisting determination and to submit updates on the remaining elements of its plan to seek to regain compliance with Nasdaq’s continued listing maintenance requirements. The Company also expects to request a further extension of the deadline for regaining such compliance. The date for hearing of the Company’s appeal has been set for June 11, 2009, but it is unknown whether the Nasdaq Hearing Panel will grant the Company’s request for an extension or accept the Company’s plan to regain compliance with Nasdaq’s continued listing requirements, and whether the Company can successfully implement its plan. There also can be no assurance that the Company will be able to raise additional capital on a timely basis, or at all, or to improve its operating results in the near future in order to regain compliance with Nasdaq’s continued listing requirements. Furthermore, the Company’s common stock has traded below the $1.00 per share minimum Nasdaq continued listing criterion for substantial periods of time recently. Although Nasdaq has suspended application of this rule and the public float market value rule for all Nasdaq traded securities until July 20, 2009, there can be no assurance that the Company will be able to comply with the minimum $1.00 per share trading rule or the public float market value rule once these requirements are reinstituted, or be able to maintain its listing on the Nasdaq Capital Market. Delisting from the Nasdaq Capital Market for any present or future violation of Nasdaq rules could significantly limit the Company’s ability to raise capital. If the Company requires additional financing to meet its working capital needs, there can be no assurance that suitable financing will be available on acceptable terms, on a timely basis, or at all.

Note 3 — Restructured Debt
The Company’s restructured debt was largely derived from its acquisition of Optex and related transactions, beginning in December 2005. In November 2007, the Company restructured all of its debt obligations with Longview and Alpha, its senior lenders, effective September 30, 2007. Pursuant to this restructuring, the maturity date of all principal and interest payment obligations under the Company’s Series 1 and Series 2 senior subordinated secured convertible notes (collectively the “Notes”) with the then aggregate principal balance of $8,445,000, the Company’s senior term notes (the “Term Notes”) with the then aggregate principal balance of $8,250,000, and the Company’s non-convertible promissory note initially due in January 2008 (the “Promissory Note”), with the then principal balance of $2,100,000, were extended to December 30, 2009. The stated interest rate payable on the Series 1 notes increased to 10% per annum, compounding monthly. The interest rate on all of the other obligations to Longview and Alpha remained unchanged, except that interest compounds on a monthly basis. In March 2009, the maturity date of the remaining balance of the Series 1 Note and the Promissory Note was further extended to September 30, 2010 pursuant to partial repayment terms related to the Patent Sale and License.
In consideration for the restructuring, the Company issued promissory notes to Longview and Alpha in the aggregate principal amount of $1.0 million and $115,000, respectively (the “Restructuring Notes”), which Restructuring Notes do not accrue interest and, in general, were not due and payable until December 30, 2009. The Restructuring Notes contained cross-default provisions in the event the Company is in default under any other indebtedness for borrowed money in excess of $100,000 in the aggregate (other than trade payables or professional fees), or upon any event which gives any holder or trustee of such indebtedness for borrowed money the right to accelerate its maturity (subject to certain exceptions). The Restructuring Notes also provided for an event of default in the event the Company is in default under one or more obligations in an aggregate monetary amount in excess of $1.0 million (or $2.0 million with respect to accounts payable), but excluding professional fees or obligations owed to Timothy Looney, the former owner of Optex, and TWL Group, L.P, an entity owned by Mr. Looney. The Restructuring Notes were secured by substantially all of the assets of the Company and Optex. The Restructuring Notes were extinguished as a result of the Optex Asset Sale.
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

The Contingent Notes are in substantially the same form as the Restructuring Notes; however, the Contingent Notes to Longview and Alpha will be discharged (and cancelled) in pro rata proportion to the amount the total indebtedness owed to each that is repaid in full by September 30, 2010. If the total principal and accrued interest payable to Longview and Alpha on existing obligations (excluding the Restructuring Notes) is repaid in full by such time, then the Contingent Notes will be cancelled in their entirety. The Contingent Notes, to the extent not cancelled, will be due and payable on September 30, 2010, and do not accrue interest. The Contingent Notes are also secured by substantially all of the assets of the Company and Optex. At March 29, 2009, all but $66,200 of the Contingent Notes have been discharged as a result of debt extinguishment pursuant to the Optex Asset Sale and repayment of debt from proceeds of the Patent Sale and License.
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
In April 2009, the Company sold and issued 24,999 shares of its newly-created Series A-2 10% Cumulative Convertible Preferred Stock, a non-voting convertible preferred stock bearing 10% cumulative dividends per annum (the “Series A-2 Stock”) to Longview at a purchase price of $40 per share. (See Note 15). The aggregate purchase price for the Series A-2 Stock was paid solely by the exchange of a portion of the Series 1 Note held by Longview and all of the remaining obligations under the Series 1 Note held by Alpha.
Extinguishment of Debt Pursuant to Optex Asset Sale
On October 14, 2008, Irvine Sensors Corporation transferred to an entity controlled by the Senior Lenders all of the assets and specified liabilities of Optex in exchange for the extinguishment of certain of the Company’s debt due with a principal balance of approximately $13.5 million and approximately $1.5 million of accrued but unpaid interest, for an aggregate amount of $15 million, to effectuate the Optex Asset Sale. The Optex Asset Sale took the form of a public UCC foreclosure on the transferred Optex net assets by the Lenders that was effected through a credit bid. As a result of the credit bid, all of the obligations under the Term Notes, the Series 2 Notes and the Restructuring Notes were cancelled. In addition, all but approximately $3,133,200 of the principal obligations under the Series 1 Notes and approximately $448,900 of the principal obligations under the Promissory Note were also cancelled pursuant to the credit bid.
Repayment of Debt From Proceeds of Patent Sale and License
In March 2009, approximately $79,700 of accrued and unpaid interest and approximately $2.1 million of principal balance under the Notes was paid by the Company from proceeds of the Patent Sale and License. In addition, in March 2009, approximately $23,700 of accrued and unpaid interest and approximately $260,500 of principal balance under the Promissory Note was paid by the Company from proceeds of the Patent Sale and License.

The Series 1 and Series 2 Notes, the Term Notes, the Promissory Note and the Restructuring Notes are collectively referred to as the “Restructured Debt.” Set forth below are the components of the Restructured Debt at March 29, 2009 and September 28, 2008:

	March 29,	September 28,
	2009	2008
Series 1 Notes payable — principal plus interest at an initial stated rate of 10.0% per annum payable on September 30, 2010. (Since all payments on these notes will be accounted for as interest expense the effective interest rate of the notes is not calculable) (1)	$7,445,500	$7,445,500

Less: Cumulative principal amount of Series 1 Notes payable converted to common stock	(230,000)	(230,000)

Less: Principal amount of Series 1 Notes payable cancelled pursuant to credit bid	(4,082,300)	—

Less: Principal amount of Series 1 Notes payable repaid from proceeds of Patent Sale and License	(2,133,200)	—

Series 2 Notes payable — principal plus interest at an initial stated rate of 3.5% per annum payable on December 30, 2009. (Since all payments on these notes will be accounted for as interest expense the effective interest rate of the notes is not calculable) (1)	2,554,500	2,554,500

Less: Cumulative principal amount of Series 2 Notes payable converted to common stock	(1,325,000)	(1,325,000)

Less: Principal amount of Series 2 Notes payable cancelled pursuant to credit bid	(1,229,500)	—

Term Notes payable — principal plus interest at an initial stated interest rate of 11% per annum, with 100% principal and interest due on or before December 30, 2009 (initial effective interest rate of 19.4%) (1)	8,250,000	8,250,000

Less: Principal amount of Term Notes exchanged for Series A-1 Stock	(2,811,500)	(2,811,500)

Less: Principal amount of Term Notes cancelled pursuant to credit bid	(5,438,500)	—

Promissory Note payable — aggregate principal amount of $2,100,000 with 100% principal due on or before September 30, 2010, along with interest accrued at a stated rate of 12% per annum (initial effective interest rate of 41.3%)	2,100,000	2,100,000

Less: Principal amount of Promissory Note cancelled pursuant to credit bid	(1,651,100)	—

Less: Principal amount of Promissory Note repaid from proceeds of Patent Sale and License	(260,500)	—

Restructuring Notes payable — aggregate principal amount of $1,115,000 with 100% principal due on or before December 30, 2009, non-interest bearing	1,115,000	1,115,000

Less: Principal amount of Restructuring Notes cancelled pursuant to credit bid	(1,115,000)	—

Less: Unamortized debt discounts related to warrants, beneficial conversion feature, principal increase in Promissory Note, stock issued in lieu of continuation fee and Restructuring Notes	—	(5,309,700)

	$1,188,400	$11,788,800

(1)	For the period January 19, 2007 through January 30, 2007, the stated interest rate on borrowings under the Notes and the Term Notes increased to 18% due to the Company’s delayed filing of its Form 10-K for fiscal 2006.

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
In the period January 2007 through August 2007, an aggregate of $230,000 and $1,325,000 of the principal balance of the Series 1 Notes and Series 2 Notes, respectively, was retired through conversion to common stock. As a result, an extra $1,555,000 of debt discount was accreted to interest expense in fiscal 2007 due to these debt retirements. No conversion on the Notes occurred during fiscal 2008. Pursuant to the Optex Asset Sale in October 2008, $4,082,300 of the outstanding principal balance of the Series 1 Notes was retired and all $1,229,500 of the then outstanding principal balance of the Series 2 Notes was retired, resulting in the cancellation of the balance of the Series 2 Notes. In March 2009, $2,133,200 of the then outstanding principal balance of the Series 1 Notes was repaid from proceeds of the Patent Sale and License, resulting in an outstanding principal balance of the Series 1 Notes of $1,000,000 at March 29, 2009.
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
The Company’s obligations under the Promissory Note are secured by all or substantially all of the Company’s assets, the assets of the Company’s subsidiaries, and the capital stock of the Company’s subsidiaries held by the Company, pursuant to already existing security agreements and guarantees dated December 30, 2005 and December 29, 2006 between the Company and its subsidiaries on the one hand and Longview and/or Alpha, on the other, and additionally pursuant to an Unconditional Guaranty between Optex and Longview. Such security interests and guarantees are granted on a pari passu basis with the already existing senior security interests and guarantee rights held by Longview and Alpha.
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
In connection with the Promissory Note, the Company also has agreed that, for so long as the Notes remained outstanding and held by Longview, except for certain specified issuances, the Company will not, without the prior written consent of Longview, enter into an agreement to issue any individual equity security, convertible debt security or other individual security convertible into the Company’s common stock or equity of the Company at a price that would trigger the anti-dilution provisions set forth in Section 10(d) of the Notes; provided however, that no consent of Longview shall be required for the issuance of any convertible security that has an exercise price or conversion price above the conversion price as defined in the Notes.
In connection with the Optex Asset Sale in October 2008, approximately $1,651,100 of the principal balance of the Promissory Note was retired. In March 2009, $260,500 of the then outstanding principal balance of the Promissory Note was repaid from proceeds of the Patent Sale and License, resulting in an outstanding principal balance of the Promissory Note of $188,400 at March 29, 2009.

Schedule of Principal Payments
The schedule of principal payments required under the Restructured Debt at March 29, 2009 is shown below.

		Promissory
Fiscal Year	Notes	Note	Total
2011	$1,000,000	$188,400	$1,188,400

Future principal payments (1)	$1,000,000	$188,400	$1,188,400

(1)	In addition to principal payments required under the Restructured Debt, the Company has a $400,000 debt outstanding pursuant to an unsecured promissory note that became due in December 2007, and the Company’s Optex subsidiary has a $2.0 million debt outstanding pursuant to a subordinated secured term loan maturing on the earlier of February 2009 or sixty days after repayment or refinancing of the Company’s debt to Longview and Alpha. Optex has discontinued operations.
Debt Default Waivers and Forbearance Agreement
Although the Company’s failure to obtain consent of its lenders to its May 2007 issuance of a warrant to purchase up to 20,000 shares of common stock (the “Consent Default”) and the Company’s failure to register shares of the Company’s common stock issued or issuable to its lenders constituted technical defaults under certain agreements the Company entered into with its lenders in December 2006, the Company received waivers of such failures solely for purposes of accelerating or requiring repurchase of the obligations under any agreement or instrument between the Company and/or its subsidiaries and such lenders, triggering default interest under any such agreement or instrument (but only with respect to the Consent Default), exercising remedies with respect to collateral (including without limitation account collections, settlements, adjustments or compromises, returned inventory, and inspection, audit and appraisal) securing the obligations under any such agreement or instrument, claiming a cross-default under any such agreement or instrument, tolling any restriction periods in any such agreement or instrument, preventing the payment of interest in shares of the Company’s common stock under any such agreement or instrument (but only with respect to a Consent Default), or preventing the Company’s ability to repurchase stock from former employees or directors of the Company under any such agreement or instrument. In connection with its November 2007 restructuring of its obligations to Longview and Alpha, the Company bought out certain waiver restrictions related to various registration obligations to Longview and Alpha.
In October 2008, the Company received a notice of default and an acceleration of amounts due under the Restructured Debt in conjunction with the Optex Asset Sale. Pursuant to this acceleration, an aggregate of approximately $13.5 million of the principal due under the Restructured Debt and approximately $1.5 million of related deferred interest was extinguished in October 2008 in connection with the Optex Asset Sale. In February 2009, the Company completed a bridge financing that required Longview and Alpha to exchange $1.0 million of the obligations under the Restructured Debt for new convertible preferred stock, subject to certain conditions. In April 2009, these conditions were satisfied and $1.0 million of the obligations under the Restructured Debt was exchanged for the new convertible preferred stock. (See also Note 15).

The December 2006 debt refinancing transactions resulted in the recognition of $14,470,000 of additional stockholders’ equity from the issuance of warrants to purchase up to 486,390 shares of the Company’s common stock ($7,180,000) and recognition of a beneficial conversion feature in the Notes ($7,290,000). Of this total non-cash increase in stockholders’ equity, $2,950,000 was recognized as a part of the loss on extinguishment of debt expense reported in the 13-week period ended December 31, 2006 and the remaining $11,520,000 will be recognized as interest expense over the period the Notes and the Term Notes are outstanding. In addition, the issuance of the Promissory Note in July 2007 resulted in the recognition of $805,000 of additional stockholders’ equity from the related issuance of common stock and warrants that will be recognized as non-cash interest expense over the term of the Promissory Note. Therefore, these non-cash transactions, aggregating $12,325,000 in value, will not result in a permanent increase in the equity of the Company, but rather represent differences in the timing of the recognition of values assigned to issued equity securities and the recognition of such values as expenses of the Company. In addition to the recognition of these equity-related debt discounts, the $100,000 of principal increase of the Promissory Note in August 2007 and the full $1,115,000 principal value of the Restructuring Notes will also be recognized as interest over the term of the Restructured Debt. The aggregate of these debt discounts and interest effects is $13,540,000, all of which is being recognized as interest over the term of the Restructured Debt using the effective interest method. At March 29, 2009 and September 28, 2008, $0 and $5,309,700, respectively, of this $13,540,000 aggregate expense remained unamortized.
Note 4 — Senior Promissory Notes
On November 5, 2008, December 10, 2008, January 7, 2009 and February 3, 2009, the Company entered into subscription agreements (the “Subscription Agreements”) with accredited individual investors (each, an “Investor” and collectively, the “Investors”), pursuant to which the Company closed a private placement (the “Private Placement”) of secured promissory notes.
On November 5, 2008, the Company entered into a Subscription Agreement with eight accredited individual investors (the “1st Closing Investors”) in a 1st Closing of the Private Placement and issued secured promissory notes in the original aggregate principal amount of $502,000 (the “1st Closing Notes”) and, as consideration for making the advances under the 1st Closing Notes, agreed to issue to the 1st Closing Investors an aggregate of 267,021 shares of the Company’s Common Stock (the “1st Closing Shares”). The number of 1st Closing Shares to be issued equaled 25% of the principal amount of the 1st Closing Notes divided by $0.47, which was the last reported closing sales price of the Company’s Common Stock immediately preceding the Company entering into the binding Subscription Agreement to issue the 1st Closing Notes (the “1st Market Value”).
On December 10, 2008, the Company expanded the Private Placement by entering into a Subscription Agreement with six accredited individual investors (the “2nd Closing Investors”) pursuant to which the Company issued secured promissory notes in the original aggregate principal amount of $138,000 (the “2nd Closing Notes”) and, as consideration for making the advances under the 2nd Closing Notes, agreed to issue to the 2nd Closing Investors an aggregate of 86,250 shares of the Company’s Common Stock (the “2nd Closing Shares”). The number of 2nd Closing Shares to be issued equaled 25% of the principal amount of the Notes divided by $0.40, which was the last reported closing sales price of the Company’s Common Stock immediately preceding the Company entering into the binding Subscription Agreement to issue the 2nd Closing Notes (the “2nd Market Value”).
On January 7, 2009, the Company expanded the Private Placement by entering into a Subscription Agreement with five accredited individual investors (the “3rd Closing Investors”) pursuant to which the Company issued secured promissory notes in the original aggregate principal amount of $178,000 (the “3rd Closing Notes”) and, as consideration for making the advances under the 3rd Closing Notes, agreed to issue to the 3rd Closing Investors an aggregate of 108,536 shares of the Company’s Common Stock (the “3rd Closing Shares”). The number of 3rd Closing Shares to be issued equaled 25% of the principal amount of the Notes divided by $0.41, which was the last reported closing sales price of the Company’s Common Stock as reported by Nasdaq immediately preceding the Company entering into the binding Subscription Agreement to issue the 3rd Closing Notes (the “3rd Market Value”).

On February 3, 2009, the Company completed the fourth and final closing of the Private Placement and issued to five accredited individual investors (the “4th Closing Investors”) secured promissory notes in the original aggregate principal amount of $182,000 (the “4th Closing Notes”) and, as consideration for making the advances under the 4th Closing Notes, agreed to issue to the 4th Closing Investors an aggregate of 113,750 shares of the Company’s Common Stock (the “4th Closing Shares”). The number of 4th Closing Shares to be issued equaled 25% of the principal amount of the Notes divided by $0.40 (the “4th Market Value”), which was higher than the last reported closing sales price of the Company’s Common Stock as reported by Nasdaq immediately preceding the Company entering into the binding Subscription Agreement to issue the 4th Closing Notes.
At March 29, 2009, the 1st, 2nd, 3rd and 4th Closing Shares had not yet been issued. The 1st, 2nd, 3rd and 4th Closing Shares were issued in April 2009. (See Note 15).
The 1st, 2nd and 3rd Closing Notes bore interest at 12.0% per annum and were to mature and become payable 18 months following their respective issuance. The 4th Closing Notes bore interest at 12.0% per annum and were to mature and become payable 6 months following their issuance. All amounts payable under the 1st, 2nd, 3rd and 4th Closing Notes (collectively, the “Bridge Notes”) would be accelerated upon the occurrence of certain bankruptcy-related events. The Bridge Notes were secured by a security agreement in substantially all of the Company’s assets and such security interest was senior to certain obligations of the Company to Longview and Alpha pursuant to an intercreditor agreement and collateral agent agreement.
The 1st, 2nd and 3rd Closing Notes also required the Company to issue an additional number of shares of the Company’s Common Stock with a value equal to 12.5% of the principal amount of each 1st, 2nd and 3rd Closing Notes in the event that such Closing Notes had not been paid in full on or before the six month anniversary of the issuance date of such Closing Notes (the “Six Month Date”), based on the greater of (x) the fair market value of the Company’s Common Stock as of the Six Month Date or (y) the fair market value of the Company’s Common Stock as of the date of issuance of said Closing Notes; and an additional number of shares of the Company’s Common Stock with a value equal to 12.5% of the principal amount of each such Closing Note in the event that such Closing Note had not been paid in full on or before the twelve month anniversary of the issuance date of such Closing Note (the “Twelve Month Date”), based on the greater of (x) the fair market value of the Company’s Common Stock as of the Twelve Month Date or (y) the fair market value of the Company’s Common Stock as of the date of issuance of such Closing Note.
In consideration for services rendered as the lead placement agent in the Private Placement, the Company issued to J.P. Turner & Company, LLC (“JP Turner”) five-year warrants to purchase 138,851, 44,850, 56,439 and 59,150 shares of the Company’s Common Stock at an exercise price of $0.47 per share, $0.40 per share, $0.41 per share and $0.40 per share, respectively (the “JP Warrants”), for the 1st, 2nd, 3rd and 4th Closings of the Private Placement, which represents 13% of the gross proceeds of each closing divided by the respective Market Value of such closing. JP Turner also received, in consideration for services rendered as lead placement agent, (i) cash commissions aggregating $80,000, which represents 8% of the aggregate gross proceeds of the 1st, 2nd, 3rd and 4th Closing, (ii) a management fee of $20,000, which represents 2% of the aggregate gross proceeds of the 1st, 2nd, 3rd and 4th Closings and (iii) an expense allowance fee of $30,000, which represents 3% of the aggregate gross proceeds of the 1st, 2nd, 3rd and 4th Closings.

The aggregate fair value of the 1st, 2nd, 3rd and 4th Closing Shares, $250,000, as determined by the Market Values at their respective closings and which is 25% of the aggregate principal amount of the 1st, 2nd, 3rd and 4th Closing Notes has been recorded as a debt discount, $90,000 and $250,000 of which, respectively, has been expensed in the 13-week and 26-week periods ended March 29, 2009. The fair value of the JP Turner Warrants, $92,100, the aggregate cash commission and expense reimbursements of $130,000 paid to JP Turner and an additional $97,000 of costs, largely legal expenses, were capitalized as debt issuance costs to be amortized over the respective terms of the Bridge Notes. In order to release the security interests of the Bridge Notes to effectuate the Patent Sale and License, the Company entered into an agreement for early payment of the Bridge Notes in March 2009, resulting in the corresponding acceleration of amortization of the debt issuance costs of the Bridge Notes. Accordingly, approximately $302,500 and $319,100 of debt issuance cost amortization expense was recorded in the 13-week and 26-week periods ended March 29, 2009, respectively.
The completion of the Private Placement to realize aggregate gross proceeds to the Company of $1.0 million satisfied the requirement of the MOU that bound Longview and Alpha to exchange $1.0 million of the obligations under the Restructured Debt for new convertible preferred stock. This exchange occurred in April 2009. (See Note 15). In March 2009, pursuant to the terms of a release of security interests of the Bridge Notes in order to consummate the Patent Sale and License, the Company repaid $670,000 of the principal balance of the Senior Notes in cash and, in April 2009, the Company satisfied the remaining $330,000 of the principal balance of the Senior Notes in exchange for the issuance of common stock of the Company. (See Note 15). Accordingly, the $330,000 principal balance of the Bridge Notes at March 29, 2009 was classified as a current obligation.
The 1st, 2nd, 3rd and 4th Closing Investors are sometimes referred to herein as the “Bridge Investors”.
Note 5 — Notes Payable
In December 2006, in consideration for amendments to its Stock Purchase Agreement, the Buyer Option Agreement and the Escrow Agreement with Timothy Looney initially entered into on December 30, 2005, the Company issued an unsecured subordinated promissory note to Mr. Looney in the original principal amount of $400,000, bearing interest at a rate of 11% per annum. The principal and accrued interest under this note was due and payable in full to Mr. Looney on December 29, 2007. As discussed below, payment to Mr. Looney was prohibited under a subordination agreement, but the Company has been advised that this subordination agreement is no longer in effect and Mr. Looney has submitted a demand for payment. The Company has recorded this obligation as a current liability.
In January 2007, the Company amended its earnout agreement with Timothy Looney, which was entered into in connection with the Initial Acquisition of Optex, to extend the earnout period through December 2009, with a reduction to $3.9 million in the maximum potential payment, in consideration for TWL Group, L.P., an entity owned by Mr. Looney providing the Company’s Optex subsidiary with a secured subordinated term note providing for advances of up to $2 million, bearing interest at 10% per annum and maturing on the earlier of February 2009 or sixty days after repayment or refinancing of the Company’s senior debt. Aggregate advances of $2 million were provided to Optex in January 2007 pursuant to the secured subordinated term note, and said advances were outstanding at March 29, 2009 and September 28, 2008.

In January 2008, Mr. Looney filed a lawsuit in the Superior Court of California, County of Orange against the Company and its senior lenders, Longview and Alpha, in the Superior Court of California, County of Orange, alleging that the Company breached its obligations to register the shares of the Company’s common stock issued to him to purchase the final 30% of Optex. His Stock Purchase Agreement provides for liquidated damages under certain circumstances at the rate of $10,000 per month upon an event of default. Mr. Looney also alleged that the Company’s senior lenders tortiously and negligently interfered with his contractual rights with the Company by requiring the Company to refrain from registering his securities, although the Company has been advised that this dispute between Mr. Looney and the Company’s senior lenders has been settled. Mr. Looney is seeking partial liquidated damages, unspecified compensatory damages, and declaratory and injunctive relief compelling the Company to register such shares. Although the Company believes that it has meritorious defenses against this claim and intends to pursue these defenses vigorously, the Company has recorded a liability of $105,000 within accrued expenses in the Consolidated Balance Sheet at March 29, 2009 for this matter. The senior lenders have also notified the Company that they believe they are entitled to indemnification for this claim from the Company under their loan agreements with the Company. Based on information provided by the senior lenders of their expenses incurred in connection with the Optex Asset Sale and defense of Mr. Looney’s lawsuits, the Company has incurred approximately $302,000 of expense associated with the Company’s indemnification agreement and has recorded a liability of approximately $88,000 at March 29, 2009. The Company has been advised by the senior lenders that their litigation with Mr. Looney has been settled.
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
The Company has received notices from Mr. Looney claiming that it is in default under the $400,000 one-year unsecured subordinated promissory note for the alleged nonpayment of principal and interest and that Optex is in default under its $2 million secured subordinated note with TWL Group, LP, an entity owned by Mr. Looney, for the alleged nonpayment of principal and interest. The Company has received a demand from Mr. Looney for payment pursuant to the $400,000 one-year unsecured subordinated promissory note, and Optex has received a demand from TWL Group, LP for payment pursuant to the $2 million secured subordinated note. These notes are in dispute as they relate to the on-going litigation between the Company and Mr. Looney, and Mr. Looney and TWL Group, LP, have initiated litigation in Texas seeking their enforcement, the outcome of which is presently not determinable. (See Note 12). Accordingly, the ultimate amount, if any, that may be required to be paid by the Company or by Optex pursuant to these notes is presently unknown, although the Company has recorded the principal and accrued interest amount of these notes in its Consolidated Balance Sheets at March 29, 2009 and September 28, 2008. The $2 million note is an obligation of Optex, not Irvine Sensors Corporation, and Optex has discontinued operations effective October 2008.

Note 6 — Common Stock and Common Stock Warrants, Preferred Stock, Stock Incentive Plans, Employee Retirement Plan and Deferred Compensation Plans
During the 26-week period ended March 29, 2009, the Company issued an aggregate of 2,424,200 shares of common stock, net of the forfeiture of 2,300 shares of nonvested stock, in various transactions. All of the 2,424,200 shares were issued in non-cash transactions to effectuate various transactions with an aggregate valuation of $982,100, net of forfeitures. These transactions are separately discussed below.
Non-Cash Common Stock Transactions. The 2,424,200 shares of common stock issued during the 26-week period ended March 29, 2009 in non-cash transactions were issued in the following amounts: (1) 1,785,700 shares were issued to effectuate $750,000 of non-cash contributions by the Company to the Company’s ESBP for fiscal 2009; (2) after giving effect to the forfeiture of 2,300 shares of nonvested stock, there was a net decrease of 1,300 shares, resulting in an net expense decrease of $21,400, issued to employees as compensation for services rendered; (3) 300,000 shares, valued at $141,000, were issued to an investment banking firm for services rendered in connection with the Optex Asset Sale and the Company’s debt workout with Longview and Alpha; and (4) 339,800 shares, valued at $112,000, were issued to a service provider as compensation for services. The value of all of the non-cash issuances of common stock was based on the last closing sales price of the Company’s common stock as reported by the Nasdaq Capital Market prior to the various issuances.
Common Stock Warrants. In the 26-week period ended March 29, 2009, five-year warrants to purchase an aggregate of 299,300 shares of common stock, at exercise prices ranging from $0.40 per share to $0.47 per share, were issued to an investment banker as partial consideration for the private placement of a debt financing. The estimated fair value of these warrants, $92,100, is a portion of the deferred debt issuance costs that was amortized over the term of the debt instruments. (See also Note 4). In the 26-week period ended March 30, 2008, the Company issued a five-year warrant to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $13.00 per share, to a financial advisory and investment banking firm that the Company engaged to assist it to raise additional capital and to provide financial advisory services. In the 26-week period ended March 29, 2009, as a result of the Company’s issuance of common shares to the ESBP in October 2008, issuance of common shares to a service provider in February 2009 and closings of a financing in November 2008, December 2008, January 2009 and February 2009, warrants to purchase 258,100 shares at $9.39 per share were automatically adjusted to purchase 486,600 shares at $4.98 per share. No comparable automatic adjustments occurred in the 26-week period ended March 30, 2008. Warrants to purchase 2,500 and 0 shares of the Company’s common stock expired during the 26-week periods ended March 29, 2009 and March 30, 2008, respectively. At March 29, 2009 and September 28, 2008, there were warrants outstanding to purchase 1,243,200 and 717,900 shares of the Company’s common stock, respectively
Preferred Stock. In fiscal 2008, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation increasing the number of authorized shares of preferred stock from 500,000 to 1,000,000. This increase did not have an effect on the Company’s historical financial statements.
During fiscal 2008, the Company sold and issued 133,332 shares of its newly created Series A-1 Stock to its senior lenders, Longview and Alpha, at a purchase price of $30 per share. The approximate $4,000,000 aggregate purchase price for the Series A-1 Stock was paid solely by the Investors’ exchange of a portion of the Company’s Term Notes dated December 29, 2006 (the “Debt Exchange”). As a result of the Debt Exchange, approximately $1,188,500 of accrued and unpaid interest and approximately $2,811,500 of principal balance under the Term Notes were cancelled. During fiscal 2008, 7,333 shares of Series A-1 Stock were converted into 73,333 shares of the Company’s common stock, valued at $220,000.

Each share of Series A-1 Stock was initially convertible at any time at the holder’s option into 10 shares of common stock at an initial conversion price of $3.00 per share of common stock, which was above the closing price of the Company’s common stock on March 31, 2008, the day before a binding letter of intent for the Debt Exchange was executed. The conversion price of the Series A-1 Stock is subject to ratchet price dilution protection in the event the Company issues securities (other than certain excepted issuances) at a price below the then current conversion price, subject to the limitation of the authorized capital of the Company. As a result of various issuances of common stock subsequent to the issuance of the Series A-1 Stock, at March 29, 2009, the conversion price of the Series A-1 Stock had been adjusted pursuant to its terms to $0.40 per share and each share of Series A-1 Stock is now convertible at any time at the holder’s option into 75 shares at such conversion price. The conversion price of the Series A-1 Stock also is subject to adjustment for stock splits, stock dividends, recapitalizations and the like. The Series A-1 Stock is non-voting (except to the extent required by law), but ranks senior to the common stock with respect to dividends and with respect to distributions upon a deemed dissolution, liquidation or winding-up of the Company. In the event the Company declares dividends in the future, the Series A-1 Stock is preferentially entitled to receive 10% cumulative dividends per annum, payable in arrears starting December 30, 2009, which may increase to 20% during the existence of certain events of default. Absent the declaration of dividends, this cumulative feature of the Series A-1 Stock does not result in an accrual of a liability, but does affect the composition of loss per share. (See Note 7). The Series A-1 Stock is not redeemable by the holder thereof, but is callable at the election of the Company (provided an event of default has not occurred and is continuing) upon 30 days prior notice at a redemption price equal to the initial purchase price plus any accrued but unpaid dividends. The Series A-1 Stock is subject to a blocker (the “Blocker”) that would prevent each holder’s common stock ownership at any given time from exceeding 4.99% of the Company’s outstanding common stock (which percentage may increase but never above 9.99%).
There were no preferred stock transactions in the 13-week and 26-week periods ended March 29, 2009 and March 30, 2008.
Stock Incentive Plans. At the Company’s Annual Meeting of Stockholders in June 2006, the Company’s stockholders approved the Company’s 2006 Omnibus Incentive Plan (the “2006 Plan”), which is designed to serve as a comprehensive equity incentive program to attract and retain the services of individuals essential to the Company’s long-term growth and financial success. The 2006 Plan permits the granting of stock options (including both incentive and non-qualified stock options), stock-only stock appreciation rights, nonvested stock and nonvested stock units, performance awards of cash, stock or property, dividend equivalents and other stock grants. Upon approval of the 2006 Plan in June 2006, the Company’s 2003 Stock Incentive Plan, 2001 Compensation Plan, 2001 Non-Qualified Stock Option Plan, 2001 Stock Option Plan, 2000 Non-Qualified Stock Option Plan and 1999 Stock Option Plan (the “Prior Plans”) were terminated, but existing options issued pursuant to the Prior Plans remain outstanding in accordance with the terms of their original grants. The number of shares of common stock reserved under the 2006 Plan initially was set to be increased on the first day of each fiscal year, beginning on October 2, 2006, in an amount equal to the lesser of (a) 100,000 shares or (b) such lesser number as determined by the Board. Pursuant to those terms, at March 29, 2009, the aggregate number of shares of common stock remaining available for issuance under future stock-based awards that may be made under the 2006 Plan was 96,400 shares. On March 31, 2009, stockholders approved an amendment to the 2006 Plan to increase the number of shares of common stock reserved for issuance thereunder by 500,000 shares, which share reservation shall automatically increase at the beginning of each subsequent fiscal year by the lesser of 1,250,000 shares and 5% of the common stock of the Company then outstanding. Under the 2006 Plan, options and nonvested and vested stock may be granted to the Company’s employees, directors and bona fide consultants. As of March 29, 2009, there were options to purchase 139,600 shares of the Company’s common stock outstanding under the 2006 Plan, 30,700 shares of nonvested stock were issued and outstanding pursuant to the 2006 Plan and 219,900 shares of vested stock were issued and outstanding pursuant to the 2006 Plan.

The following table summarizes stock options outstanding as of March 29, 2009 as well as activity during the 26-week period then ended:

		Weighted Average
	Shares	Exercise Price

Outstanding at September 28, 2008	477,900	$22.49
Granted	12,000	0.56
Exercised	—	—
Forfeited	(14,900)	21.00

Outstanding at March 29, 2009	475,000	$21.89

Exercisable at March 29, 2009	373,400	$24.87

At March 29, 2009, the weighted-average remaining contractual life of options outstanding and exercisable was 6.1 years and 5.4 years, respectively.
At March 29, 2009, the aggregate intrinsic value of unvested options outstanding and options exercisable was $0 and $0, respectively. (The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.) There were no options exercised during the 26 weeks ended March 29, 2009.
The following table summarizes nonvested stock grants outstanding as of March 29, 2009 as well as activity during the 26-week period then ended:

		Weighted
		Average Grant
		Date Fair Value
	Nonvested Shares	per Share

Outstanding at September 28, 2008	35,800	$10.09
Granted	—	—
Vested	(2,800)	7.68
Forfeited	(2,300)	8.83

Outstanding at March 29, 2009	30,700	$10.41

The amount of compensation expense related to nonvested stock grants not yet recognized at March 29, 2009 was $112,400 and, assuming the grantees continue to be employed by or remain as directors of the Company, that amount will be recognized as compensation expense as follows:

FY 2009	$49,800
FY 2010	57,200
FY 2011	5,400

Total	$112,400

Employee Stock Benefit Plan. In October 2008, the Board of Directors authorized the Company to make a contribution to the Company’s ESBP in the amount of $750,000, which represented a contribution for fiscal 2009 equal to approximately 9% of the Company’s expected gross salary and wages of its employees for fiscal 2009. Historically, the Company has made contributions to the ESBP of approximately 10% or more of gross salary and wages in each fiscal year. Accordingly, management anticipates that the Board of Directors may make an additional contribution to the ESBP later in fiscal 2009 to achieve at least this historical level once expected gross salary and wages for fiscal 2009 are known more precisely. As has been the Company’s prior practice, the $750,000 contribution for fiscal 2009 was made in shares of the Company’s common stock valued at the closing sales price of the Company’s common stock on the date of the authorization of the contribution by the Board of Directors. Of the fiscal 2009 contribution, $444,000 was amortized in the 26-week period ended March 29, 2009. The $306,000 portion of the fiscal 2009 contribution that had not been amortized at March 29, 2009 has been recorded as a prepaid ESBP contribution in equity and will be amortized over the remaining two quarters of fiscal 2009. Pursuant to the ESBP provision, vesting requirements are met as services are performed and fulfilled at each fiscal year end.
Deferred Compensation Plan. In September 2002, the Company established a deferred compensation plan, the Non-Qualified Deferred Compensation Plan, for certain key employees with long-term service with the Company. At the discretion of the Board of Directors, annual contributions of common stock of the Company are made to a Rabbi Trust under such plan to be held for the benefit of the deferred compensation plan participants. In October 2007, the Board of Directors authorized a fiscal 2008 contribution to the deferred compensation plan in the amount of 10,000 shares of common stock valued at $99,000. Of this contribution, $49,500 was amortized in the 26-week period ended March 30, 2008. The $49,500 portion of the fiscal 2008 contribution that had not been amortized at March 30, 2008 was recorded as a prepaid contribution in equity to be amortized over the remaining two quarters of fiscal 2008. As of March 29, 2009, the Board of Directors had not authorized a fiscal 2009 contribution to the deferred compensation plan and no accrual for such expense has been recorded in the Company’s financial statements. Participants’ potential distributions from the Rabbi Trust represent unsecured claims against the Company. The Rabbi Trust was established by the Company and is subject to creditors’ claims. Shares in this plan may be distributed to each plan beneficiary when they retire from service with the Company. At March 29, 2009, 65,000 shares of the Company’s common stock were in the Rabbi Trust.
Executive Salary Continuation Plan (the “ESCP”). In February 1996, the Company established a deferred compensation plan, the ESCP, for select key employees of the Company. Benefits payable under the ESCP are established on the basis of years of service with the Company, age at retirement and base salary, subject to a maximum benefits limitation of $137,000 per year for any individual. The ESCP is an unfunded plan. The recorded liability for future expense under the ESCP is determined based on expected lifetime of participants using Social Security mortality tables and discount rates comparable to that of rates of return on high quality investments providing yields in amount and timing equivalent to expected benefit payments. At the end of each fiscal year, the Company determines the assumed discount rate to be used to discount the ESCP liability. The Company considered various sources in making this determination for fiscal 2008, including the Citigroup Pension Liability Index, which at September 30, 2008 was 7.5%. Based on this review, the Company used a 7% discount rate for determining the ESCP liability at September 28, 2008. There are presently two retired executives of the Company who are receiving lifetime benefits aggregating $184,700 per annum under the ESCP. Two current executives of the Company are eligible for lifetime benefits of $137,000 each upon their retirement. The current and long-term portions of the ESCP liability at March 29, 2009 are $184,700 and $3,422,600, respectively, for an aggregate liability of $3,607,300. The current and long-term portions of the ESCP liability at September 28, 2008 are $184,700 and $3,484,800, respectively, for an aggregate liability of $3,669,500.

Note 7 — Income (Loss) per Share
Since the Company had no outstanding, in-the-money stock options, warrants and convertible notes as of March 29, 2009 and March 30, 2008, for the periods presented basic and diluted net loss per common share are the same as are computed based solely on the weighted average number of shares of common stock outstanding for the respective periods. Cumulative dividends on the Series A-1 Stock, although not declared, constitute a preferential claim against future dividends, if any, and are treated as an incremental expense of continuing operations for purposes of determining basic and diluted net income (loss) from continuing operations per common share.
The following table sets forth the computation of basic and diluted income (loss) per common share:

	13 Weeks Ended		26 Weeks Ended
	March 29,	March 30,	March 29,	March 30,
	2009	2008	2009	2008
Continuing Operations Numerator:
Income (loss) from continuing operations	$5,134,900	$(3,297,200)	$2,955,500	$(6,751,000)
Undeclared cumulative dividends on Series A-1 preferred stock	(103,400)	—	(204,300)	—

Adjusted basic and diluted net income (loss) applicable to common stockholders	$5,031,500	$(3,297,200)	$2,751,200	$(6,751,000)

Discontinued Operations Numerator:
Income (loss) from discontinued operations	$(6,900)	$(169,700)	$58,400	$(429,400)

Continuing and Discontinued Operations Numerator:
Weighted average number of common shares outstanding	5,790,500	2,976,800	5,544,700	2,861,300

Basic and diluted net income (loss) per share information:
From continuing operations	$0.87	$(1.11)	$0.50	$(2.36)
From discontinued operations	(0.00)	(0.06)	0.01	(0.15)

Basic and diluted net income (loss) per common share	$0.87	$(1.17)	$0.51	$(2.51)

Note 8 — Inventories, Net
Net inventories at March 29, 2009 and September 28, 2008 are set forth below.

	March 29,	September 28,
	2009	2008
Inventory:
Work in process	$2,131,300	$1,827,700
Raw materials	417,600	494,600
Finished goods	118,200	70,800

	2,667,100	2,393,100

Less reserve for obsolete inventory	(1,422,900)	(1,266,200)

	$1,244,200	$1,126,900

Title to all inventories remains with the Company. Inventoried materials and costs relate to: work orders from customers; the Company’s generic module parts and memory stacks; and capitalized material, labor and overhead costs expected to be recovered from probable new research and development contracts. Work in process includes amounts that may be sold as products or under contracts. Such inventoried costs are stated generally at the total of the direct production costs including overhead. Inventory valuations do not include general and administrative expenses. Inventories are reviewed quarterly to determine salability and obsolescence. The net book value of capitalized pre-contract costs, which gross costs are included in the caption “Work in process”, at March 29, 2009 and September 28, 2008 was $676,000 and $676,000, respectively.
Note 9 — Intangible Assets, Net
The Company’s intangible assets are reported at cost less accumulated amortization and consist of patents and trademarks related to the Company’s various technologies and capitalized software. Net intangible assets at March 29, 2009 and September 28, 2008 are set forth below.

	March 29,	September 28,
	2009	2008
Intangible assets, net:
Patents and trademarks	$18,900	$1,617,500
Software	2,394,600	2,456,600

	2,413,500	4,074,100

Less accumulated amortization	(2,310,500)	(3,068,600)

	$103,000	$1,005,500

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

Pursuant to the Patent Sale and License in March 2009, the Company sold most of its patents in consideration for a cash payment of $9.5 million, $8.5 million of which was paid in March 2009 and $1.0 million of which was paid in April 2009. Since the Patent Sale and License was with an unrelated party, the purchase price was nonrefundable, control over the purchased assets was fully transferred to the purchaser at the time of sale and there were no obligations precluding full recognition of the transaction, the Company recorded the full amount of the gain from the Patent Sale and License in the 13-week period ended March 29, 2009. The carrying value of the patents sold at the transaction date was approximately $867,200 and was removed from the Company’s books, accordingly. The purchaser granted the Company, for no charge, a royalty-free, worldwide, non-exclusive license under the patents sold pursuant to the Patent Sale and License. The Company realized a gain of $8,632,800 from the sale of these patent assets, all of which was recorded in the 13-week and 26-week periods ended March 29, 2009.
The patent and trademark amortization expense for the 13-week and 26-week periods ended March 29, 2009 was $13,700 and $71,200, respectively. The patent and trademark amortization expense for fiscal 2008 was $154,200, of which $38,000 and $75,400 was incurred in the 13-week and 26-week periods ended March 30, 2008. The aggregate amortization of identifiable intangible assets for the 26-week periods ended March 29, 2009 and March 30, 2008 was $124,400 and $188,000, respectively. The unamortized balance of intangible assets at March 29, 2009 is estimated to be amortized over the balance of this fiscal year and the next five fiscal years thereafter as follows:

For the Fiscal Year	Estimated Amortization Expense

2009 (remainder of year)	$51,900
2010	36,800
2011	200
2012	200
2013	200
2014	200
The Company reviews its intangible assets for impairment when and if impairment indicators occur as required by SFAS 142, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. At March 29, 2009 and September 28, 2008, management believed no indications of impairment existed.
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
The Company’s management evaluates financial information to review the performance of the Company’s research and development contract business separately from the Company’s product business, but only to the extent of the revenues and the cost of revenues of the two segments. Because the various indirect expense operations of the Company, as well as its assets, now support all of its revenue-generating operations in a matrix manner, frequently in circumstances in which a distinction between research and development contract support and product support is difficult to identify, segregation of these indirect costs and assets is impracticable. The revenues and gross profit or loss of the Company’s two reportable segments for the 13-week and 26-week periods ended March 29, 2009 and March 30, 2008 are shown in the following table. The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies.

	13 Weeks Ended		26 Weeks Ended
	March 29,	March 30,	March 29,	March 30,
	2009	2008	2009	2008
Contract research and development revenue	$2,295,300	$4,364,500	$4,738,500	$7,076,200
Cost of contract research and development revenue	2,008,500	3,368,200	3,945,900	5,691,500

Contract research and development segment gross profit	$286,800	$996,300	$792,600	$1,384,700

Product sales	$545,900	$1,066,600	$836,700	$1,903,900
Cost of product sales	409,800	766,300	787,800	1,442,900

Product segment gross profit	$136,100	$300,300	$48,900	$461,000

Reconciliations of segment revenues to total revenues are as follows:

	13 Weeks Ended		26 Weeks Ended
	March 29,	March 30,	March 29,	March 30,
	2009	2008	2009	2008
Contract research and development revenue	$2,295,300	$4,364,500	$4,738,500	$7,076,200
Product sales	545,900	1,066,600	836,700	1,903,900
Other revenue	—	3,000	9,500	12,500

Total revenues	$2,841,200	$5,434,100	$5,584,700	$8,992,600

Reconciliations of segment gross profit to income (loss) from continuing operations before minority interest and provision for income taxes are as follows:

	13 Weeks Ended		26 Weeks Ended
	March 29,	March 30,	March 29,	March 30,
	2009	2008	2009	2008
Contract research and development segment gross profit	$286,800	$996,300	$792,600	$1,384,700
Product segment gross profit	136,100	300,300	48,900	461,000

Net segment gross profit	422,900	1,296,600	841,500	1,845,700
Add (deduct)
Other revenue	—	3,000	9,500	12,500
General and administrative expense	(2,258,900)	(2,518,400)	(4,119,700)	(4,573,200)
Research and development expense	(436,300)	(295,500)	(786,700)	(640,100)
Interest expense	(830,600)	(1,772,800)	(1,239,700)	(3,382,800)
Gain (loss) on sale or disposal of assets	8,632,800	(1,600)	8,632,800	800
Interest and other income	15,100	600	46,700	1,000

Income (loss) from continuing operations before minority interest and provision for income taxes	$5,545,000	$(3,288,100)	$3,384,400	$(6,736,100)

Note 11 — Concentration of Revenues and Sources of Supply
In the 13-week and 26-week periods ended March 29, 2009, direct contracts with the U.S. government accounted for 54% and 57%, respectively, of the Company’s total revenues, and second-tier government contracts with prime government contractors accounted for 27% and 20% of total revenues, respectively. The remaining 19% and 23% of the Company’s total revenues in the 13-week and 26-week periods ended March 29, 2009, respectively, were derived from non-government sources, of which 6% and 12%, respectively, of the Company’s total revenues in the 13-week and 26-week periods ended March 29, 2009 were derived from one customer, Pixel Optics. Of the revenues derived directly or indirectly from U.S. government agencies, the U. S. Air Force and the U.S. Army accounted for 17% and 19%, respectively, of total revenues in the 13-week period ended March 29, 2009 and 28% and 14%, respectively, of total revenues in the 26-week period ended March 29, 2009. Loss of any of these customers would have a material adverse impact on our business, financial condition and results of operations. No other single governmental or non-governmental customer accounted for more than 10% of the total consolidated revenues in the 13-week and 26-week periods ended March 29, 2009.
In the 13-week and 26-week periods ended March 30, 2008, direct contracts with the U.S. government accounted for 38% and 35%, respectively, of the Company’s total revenues, and second-tier government contracts with government contractors accounted for 43% and 47% of total revenues, respectively. The remaining 19% and 18% of the Company’s total revenues in the 13-week and 26-week periods ended March 30, 2008, respectively, were derived from non-government sources, of which 16% and 15%, respectively, of the Company’s total revenues in the 13-week and 26-week periods ended March 30, 2008 were derived from Pixel Optics. Of the revenues derived directly or indirectly from U.S. government agencies, the U.S. Air Force, SAIC, a government contractor, and OASYS Technology, a government contractor, accounted for 31%, 15% and 16%, respectively, of total revenues in the 13-week period ended March 30, 2008 and 28%, 18% and 13%, respectively, of total revenues in the 26-week period ended March 30, 2008.

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
Note 12 — Commitments and Contingencies
Litigation. In January 2008, Timothy Looney, the former shareholder of Optex, filed a lawsuit in the Superior Court of California, County of Orange, against the Company and its senior lenders alleging that the Company had breached its contract to register the shares of the Company’s common stock issued to Mr. Looney to purchase the final 30% of Optex. Mr. Looney also alleged that the Company’s senior lenders had tortiously and negligently interfered with his contractual rights with the Company by requiring the Company to refrain from registering his securities. In March of 2009, the Company received notice that the senior lenders had reached a settlement with Mr. Looney, the terms of which are unknown. Trial of this matter is currently set for June 22, 2009. The senior lenders have notified the Company that they believe they are entitled to indemnification by the Company for this claim under their loan arrangements with the Company. (See also Note 5). Pursuant to this lawsuit, Mr. Looney is seeking partial liquidated damages, declarative and injunctive relief compelling the Company to register his shares and unspecified compensatory damages. The Company believes that it has meritorious defenses against these claims and intends to pursue these defenses vigorously.
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
In December 2008, Mr. Looney filed another lawsuit in the Superior Court of California, County of Orange alleging breach of contract. Mr. Looney alleges that the UCC foreclosure sale of the assets of Optex constituted a “change-in-control” and claims that the Company is required to pay him an earn-out payment of $3.9 million. The Company believes that it has meritorious defenses to this claim. The Company has also filed a cross-complaint against Mr. Looney in this proceeding, repeating the allegations of the earlier suit that Mr. Looney fraudulently and negligently misrepresented the financial condition of Optex prior to its sale to the Company and breached his contractual obligations to the Company subsequent to that sale. Pursuant to this cross-complaint, the Company is seeking compensatory and punitive damages and attorney’s fees. This litigation is still at an early stage.
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

The outcome of litigation is inherently uncertain, and it is currently not possible to estimate the range of possible loss that the Company might realize in the event of an adverse outcome from the various litigations with Mr. Looney. In the event of one or more unfavorable outcomes, there could be a material and adverse effect on the financial condition of the Company.
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
In March 2009, FirstMark III, LP, formerly known as Pequot Private Equity Fund III, LP, filed a lawsuit in the state Supreme Court of New York County, New York, against the Company. The litigation alleges breach of a December 29, 2006, settlement agreement between FirstMark III, LP, and the Company that was intended to resolve certain disputes surrounding notes owed by the Company. The Company is currently in negotiations with FirstMark III, LP, to resolve the matter without further litigation.
The Company has been, and may from time to time become, a party to various other legal proceedings arising in the ordinary course of its business. Management does not presently know of any such matters, the disposition of which would be likely to incur a material effect on the Company’s consolidated financial position, results of operations or liquidity.

Note 13 — Income Taxes
The income tax provision is based upon management’s review of the Company’s estimated annual income tax rate, including state taxes. The income tax provisions for fiscal 2008 are based solely on an allocable portion of state minimum taxes. The income tax provisions for fiscal 2009 are based on an allocable portion of federal alternative minimum taxes and state taxes resulting from the expiration of state carryforward loss provisions.
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
At September 28, 2008, the Company had net operating loss carryforwards of approximately $131,342,000 for financial reporting and federal income tax purposes expiring in varying amounts from fiscal year 2009 through fiscal year 2028, and $58,242,000 for California tax purposes expiring in varying amounts from fiscal year 2009 through fiscal year 2018, available to offset future federal and California taxable income. In addition, as of September 28, 2008, the Company had qualified research credits of $2,127,000, expiring in varying amounts through fiscal year 2028, which are available to offset future income taxes. The ability of the Company to utilize the net operating loss and credit carryforwards is likely to be restricted by certain provisions of the Internal Revenue Code due to changes in ownership of the Company’s common stock. Because realization of such tax benefits is uncertain, the Company has provided a 100% valuation allowance as of March 29 2009 and September 28, 2008. In general, an ownership change results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on numerous occasions which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control for tax purposes or could result in a change of control for tax purposes in the future upon subsequent disposition. The Company has not currently completed a study to assess whether a change in control for tax purposes has occurred or whether there have been multiple changes of control for tax purposes since the Company’s formation due to the significant complexity and cost associated with such study and that there could be additional changes in the future. If the Company has experienced a change of control for tax purposes at any time since Company formation, utilization of the Company’s NOL or R&D credit carryforwards would be subject to an annual limitation under Sections 382 and 383 of the Internal Revenue Code, determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization.

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
Note 15 — Subsequent Events
Issuance of Shares of Common Stock to Bridge Investors
As disclosed in Note 4, the Company agreed to issue to 19 accredited Bridge Investors in its 12% secured Bridge Notes, as consideration for making the advances under the Bridge Notes, that number of shares of the Company’s Common Stock (the “Shares”) equal to 25% of the principal amount of the Bridge Notes divided by the last reported closing sale price of the Company’s Common Stock immediately preceding the Company entering into the binding subscription agreements to issue the Bridge Notes. In April 2009, the Company issued the Shares to the Bridge Investors in the aggregate amount of 575,550 shares of Common Stock.
As also disclosed in Note 4, the Company agreed to issue, subject to approval of the Company’s stockholders, to 11 accredited investors (the “Bridge Exchange Investors”) in its Bridge Notes, as consideration for lien releases relating to the Patent Sale and License, and in exchange for the Bridge Notes (the “Exchanged Notes”) held by such Bridge Exchange Investors, that number of shares of the Company’s Common Stock (the “Exchange Shares”) equal to 125% of the value of the outstanding principal and accrued interest under the Exchanged Notes, based on the greater of (i) $0.40, (ii) the last reported closing sale price of the Company’s Common Stock on the Nasdaq Capital Market immediately prior to the closing of the Patent Sale and (iii) the consolidated closing bid price of the Company’s Common Stock on the Nasdaq Capital Market immediately prior to the closing of the Patent Sale and License. Stockholder approval was obtained on March 31, 2009, and in April 2009, the Company issued the Exchange Shares to the Bridge Exchange Investors in the aggregate amount of 1,089,059 shares of Common Stock.

Cancellation of Debt for Issuance of Preferred Stock
On March 31, 2009, the Company’s stockholders approved the creation and issuance of the Company’s Series A-2 Stock, a 10% cumulative convertible non-voting preferred stock bearing 10% cumulative dividends. The February 2009 completion of the Company’s Private Placement raising $1.0 million of gross proceeds, satisfied the requirements of the Company’s binding Memorandum of Understanding with Longview and Alpha for the exchange of $1.0 million of obligations under the Restructured Debt for new convertible preferred stock, and the Company entered into a Subscription Agreement in March 2009 for such exchange. The approval of the Company’s stockholders and the occurrence of certain other events satisfied the conditions in the Subscription Agreement and, accordingly, on April 30, 2009, the Company sold and issued 24,999 shares of the Series A-2 Stock to Longview and Alpha at a purchase price of $40 per share. The approximate $1,000,000 aggregate purchase price for the Series A-2 Stock was satisfied solely by Longview’s exchange of a portion of the Series 1 Notes and Alpha’s exchange of all its remaining portion of the Series 1 Notes.
Each share of Series A-2 Stock is convertible at any time at the holder’s option into 100 shares of common stock at an initial conversion price of $0.40 per share of common stock, the conversion price approved by stockholders, which was above the last reported closing sales price of the Company’s common stock on March 31, 2009, the date stockholder approval was received. The conversion price of the Series A-2 Stock is subject to ratchet price dilution protection in the event the Company issues securities (other than certain excepted issuances) at a price below the then current conversion price, subject to the limitation of the authorized capital of the Company. The conversion price of the Series A-2 Stock also is subject to adjustment for stock splits, stock dividends, recapitalizations and the like. The Series A-2 Stock is non-voting (except to the extent required by law), but ranks senior to the common stock, and pari passu with the Company’s Series A-1Stock, with respect to dividends and with respect to distributions upon a deemed dissolution, liquidation or winding-up of the Company. The Series A-2 Stock is entitled to 10% cumulative dividends per annum, payable in arrears starting December 30, 2010, which may increase to 20% during the existence of certain events of default. The Series A-2 Stock is not redeemable by the holder thereof, but is callable at the election of the Company (provided an event of default has not occurred and is continuing) upon 30 days prior notice at a redemption price equal to the initial purchase price plus any accrued but unpaid dividends. The Series A-2 Stock is subject to a blocker (the “Blocker”) that would prevent each holder’s common stock ownership at any given time from exceeding 4.99% of the Company’s outstanding common stock (which percentage may increase but never above 9.99%).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In this report, the terms “Irvine Sensors,” “Company,” “we,” “us” and “our” refer to Irvine Sensors Corporation (“ISC”) and its subsidiaries.
This report contains forward-looking statements regarding Irvine Sensors which include, but are not limited to, statements concerning our projected revenues, expenses, gross profit and income, mix of revenue, the need for additional capital, our ability to regain and maintain compliance with Nasdaq listing requirements, demand for our products, the benefits and potential applications for our products and technologies, the effect of the Patent Sale and License and our ability to develop and sell new patents in the future, the effect of the sale of the assets of Optex Systems, Inc., our ability to obtain and successfully perform additional new contract awards and the related funding and profitability of such awards, market acceptance of our products and technologies, the competitive nature of our business and markets, the success and timing of new product introductions and commercialization of our technologies, product qualification requirements of our customers, our significant accounting policies and estimates, and the outcome of expense audits. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “hopes,” “estimates,” “should,” “may,” “will,” “with a view to” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Such factors include, but are not limited to the following:
•	our ability to obtain additional financing for working capital on acceptable terms in a timely manner;
•	our ability to regain and maintain compliance with Nasdaq’s listing requirements;

•	the outcome of existing litigation;

•	our ability to continue as a going concern;
•	our ability to obtain critical and timely product and service deliveries from key vendors due to our working capital limitations, competitive pressures or other factors;
•	our ability to successfully execute our business plan and control costs and expenses;
•	our ability to obtain expected and timely bookings and orders resulting from existing contracts;
•	our ability to secure and successfully perform additional research and development contracts;

•	governmental agendas, budget issues and constraints and funding delays;
•	our ability to maintain adequate internal controls and disclosure procedures, and achieve compliance with Section 404 of the Sarbanes-Oxley Act;
•	our ability to introduce new products, gain broad market acceptance for such products and ramp up manufacturing in a timely manner;
•	new products or technologies introduced by our competitors, many of whom are bigger and better financed than us;
•	the pace at which new markets develop;

•	our ability to establish strategic partnerships to develop our business;

•	our limited market capitalization;

•	general economic and political instability; and
•	those additional factors which are listed under the section “Risk Factors” in Part II, Item 1A of this report.

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
Overview
We are a vision systems company enabled by technology for three-dimensional packaging of electronics and manufacturing of electro-optical products. We design, develop, manufacture and sell vision systems and miniaturized electronic products for defense, security and commercial applications. We also perform customer-funded contract research and development related to these products, mostly for U.S. government customers or prime contractors. Most of our historical business relates to application of our technologies for stacking either packaged or unpackaged semiconductors into more compact three-dimensional forms, which we believe offer volume, power, weight and operational advantages over competing packaging approaches, and which we believe allows us to offer higher level products with unique operational features.
In December 2005, we completed the Initial Acquisition of Optex, a privately held manufacturer of telescopes, periscopes, lenses and other optical systems and instruments whose customers are primarily agencies of and prime contractors to the U.S. Government. In consideration for the Initial Acquisition, we made an initial cash payment to the sole shareholder of Optex, Timothy Looney, in the amount of $14.0 million and made an additional cash payment of $64,200 to Mr. Looney in July 2006 upon completion of the audit of Optex’s financial statements for the year ended December 31, 2005. As additional consideration, we were initially required to pay to Mr. Looney cash earnout payments in the aggregate amount up to $4.0 million based upon the net cash generated from the Optex business, after debt service, for fiscal 2006 and the next two subsequent fiscal years. Mr. Looney was not entitled to any earnout payments for fiscal 2006, for fiscal 2007 or for fiscal 2008. In January 2007, we negotiated an amendment to our earnout agreement with Mr. Looney that extended his earnout period to December 2009 and reduced the aggregate maximum potential earnout by $100,000 to $3.9 million in consideration for a secured subordinated term loan providing for advances from an entity owned by Mr. Looney to Optex of up to $2 million. This term loan bears interest at 10% per annum and matures on the earlier of February 2009 or 60 days after repayment of our senior debt. As of March 29, 2009, this term loan was fully advanced to Optex. Mr. Looney has brought a lawsuit against the Company alleging that the Company is obligated to pay him the full earnout as a result of the Optex Asset Sale. (See Part II, Item 1, Legal Proceedings).
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

We financed the Initial Acquisition of Optex by a combination of $4.9 million of senior secured debt from Square 1 Bank under a term loan and $10.0 million of senior subordinated secured convertible notes from two private equity funds, which are sometimes referred to in this report collectively as “Pequot.” In December 2006, both of these obligations were refinanced with two new senior Lenders, Longview and Alpha. These transactions resulted in approximately $4.4 million of non-recurring debt extinguishment expenses, which were largely non-cash, and approximately $12.4 million of future additional interest expense resulting from debt discounts and issuance costs. In November 2007, we restructured these obligations, as well as a short-term $2.1 million debt obligation to Longview, to extend the maturity date of all of such obligations, including the related interest, to December 30, 2009 in consideration for a restructuring fee of approximately $1.1 million, which fee was also initially payable December 30, 2009.
In September 2008, we entered into a binding Memorandum of Understanding for Settlement and Debt Conversion Agreement (the “MOU”) with the Lenders with the intent to effect a global settlement and restructuring of our aggregate outstanding indebtedness payable to the Lenders, which was then approximately $18.4 million. In October 2008, pursuant to the MOU, an entity controlled by the Lenders delivered a notice to us and to Optex of the occurrence of an event of default and acceleration of the obligations due to the Lenders and their assignee and conducted the Optex Asset Sale, which was a public UCC foreclosure sale of the assets of Optex. The entity controlled by the Lenders credit bid $15 million in the Optex Asset Sale, which was the winning bid. As a result, $15 million of our aggregate indebtedness to the Lenders was extinguished. All financial statements and notes and schedules thereto give effect to this event and report Optex as a discontinued operation for both the current and prior fiscal periods. We recorded a loss on disposal of the Optex discontinued operations of approximately $7.6 million during the fiscal year ended September 28, 2008.
In March 2009, we sold most of our patent portfolio to a patent acquisition company for $9.5 million in cash, $8.5 million of which was paid in March 2009 and $1.0 million of which was paid in April 2009. The patent acquisition company granted us a perpetual, worldwide, royalty-free, non-exclusive license to use the sold patents in our business (the “Patent Sale and License”). In order to secure the release of security interests to effectuate the Patent Sale and License, we agreed to pay $2.8 million of the aggregate principal and accrued interest owed to the Lenders from the proceeds of the Patent Sale and License. After such payment, our aggregate principal and accrued interest owed to the Lenders was approximately $1.2 million. Subject to satisfying certain conditions, including our consummation of a $1.0 million bridge debt financing, the Lenders had agreed to exchange $1.0 million of such residual principal for a new class of non-voting convertible preferred stock of the Company. We completed such a bridge financing in February 2009 and satisfied other conditions for such exchange in April 2009, and $1.0 million of principal under our obligations was cancelled in exchange for the issuance of 24,999 shares of our newly-created Series A-2 Stock on April 30, 2009. The conversion of the Series A-2 Stock into shares of our common stock is subject to the same conversion blocker as contained in our Series A-1 Preferred Stock.
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

We have a history of unprofitable operations due in part to our investment in Optex and due to discretionary investments that we have made to commercialize our technologies and to maintain our technical staff and corporate infrastructure at levels that we believed were required for future growth. These investments have yet to produce profitable operating results, except for the result of the Patent Sale and License in our most recently completed fiscal quarter. With respect to our investments in staff and infrastructure, the advanced technical and multi-disciplinary content of our technologies places a premium on a stable and well-trained work force. As a result, we generally maintain the size of our work force even when anticipated government contracts are delayed, a circumstance that has occurred with some frequency in the past and that has resulted in under-utilization of our labor force for revenue generation from time to time. Delays in receipt of research and development contracts are unpredictable, but we believe such delays represent a recurring characteristic of our research and development contract business. We anticipate that the impact on our business of future delays can be mitigated by the achievement of greater contract backlog and are seeking growth in our research and development contract revenue to that end. We are also seeking to expand the contribution to our total revenues from product sales, which have not historically experienced the same types of delays that can occur in research and development contracts. We have not yet demonstrated the level of sustained research and development contract revenue or product sales that we believe is required to achieve profitable operations. Our ability to recover our investments through the cost-reimbursement features of our government contracts is constrained due to both regulatory and competitive pricing considerations.
To offset the adverse working capital effect of our net losses, we have historically financed our operations through issuance of various equity and debt instruments. To finance the acquisition of Optex, we also incurred material long-term debt, and we have exchanged a significant portion of that debt into preferred stock that is convertible into our common stock. Since the beginning of fiscal 2006 through March 29, 2009, we have issued approximately 4.1 million shares of our common stock, an increase of approximately 220% over the approximately 1.9 million shares of our common stock outstanding at the beginning of that period, and a substantial dilution of stockholder interests. At March 29, 2009, our fully diluted common stock position was approximately 17.4 million shares. At March 29, 2009, we had approximately $1.9 million of debt, exclusive of debt discounts and exclusive of the $2.0 million of debt owed by Optex.
None of our subsidiaries accounted for more than 10% of our total assets at March 29, 2009 or have separate employees or facilities. We currently report our operating results and financial condition in two operating segments, our research and development business and our product business.

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
Revenue Recognition. Our consolidated total revenues during the 26 weeks ended March 29, 2009 were primarily derived from contracts to develop prototypes and provide research, development, design, testing and evaluation of complex detection and control defense systems. Our research and development contracts are usually cost reimbursement plus a fixed fee, fixed price with billing entitlements based on the level of effort we expended or occasionally firm fixed price. Our cost reimbursement plus fixed fee research and development contracts require our good faith performance of a statement of work within overall budgetary constraints, but with latitude as to resources utilized. Our fixed price level of effort research and development contracts require us to deliver a specified number of labor hours in the performance of a statement of work. Our firm fixed price research and development contracts require us to deliver specified items of work independent of resources utilized to achieve the required deliverables. For all types of research and development contracts, we recognize revenues as we incur costs and include applicable fees or profits primarily in the proportion that costs incurred bear to estimated final costs. Costs and estimated earnings in excess of billings under government research and development contracts are accounted for as unbilled revenues on uncompleted contracts, stated at estimated realizable value and are expected to be realized in cash within one year.
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
Historically, our products have not been sold under formal warranty terms. We do not offer contractual price protection on any of our products. Accordingly, we do not presently maintain any reserves for returns under warranty or post-shipment price adjustments although we do record product support expenses incurred and accrue such expenses expected to be incurred in relation to shipped products. However, we anticipate future shipments of products that may include formal warranty terms and may therefore include reserves for returns under warranty in future periods.
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
Goodwill and Other Intangible Assets. Goodwill represents the cost of acquired businesses in excess of fair value of the related net assets at acquisition. (See also Note 1 to the Condensed Notes to Consolidated Financial Statements). Valuation of intangible assets such as goodwill requires us to make significant estimates and assumptions including, but not limited to, estimating future cash flows from product sales, developing appropriate discount rates, continuation of customer relationships and renewal of customer contracts, and approximating the useful lives of the intangible assets acquired. To the extent actual results differ from these estimates, our future results of operations may be affected.
We do not amortize goodwill, but test it annually, as of the first day of our fourth fiscal quarter and between annual testing periods if circumstances warrant, for impairment using a fair value approach. We updated our impairment review of goodwill related to the Optex acquisition at the unit level prior to the filing of our Annual Report on Form 10-K for fiscal 2007 and again prior to the filing of our quarterly reports on Form 10-Q during fiscal 2008. Partly as a result of these reviews, we concluded that the original financial information provided to us regarding Optex’s financial condition had been misrepresented. Accordingly, in July 2008, we filed a cross-complaint against the former owner of Optex seeking recovery of damages. However, since the Optex acquisition, we had invested significant resources to improve the infrastructure and management processes at Optex. In addition, Optex’s funded backlog at September 28, 2008 was significantly greater than at the time of its initial acquisition, and we had successfully renegotiated a number of significant Optex contracts to improve gross margins. As a result, we concluded that these and other potential improvements had essentially compensated for lower realized and expected fiscal 2008 revenues and related impact to aggregate gross margins in terms of expected future cash flows, such that no impairment of Optex goodwill was required to be recorded at the interim reporting periods of fiscal 2008. However, the action of our Lenders to accelerate our debt and conduct the Optex Asset Sale in October 2008 for a purchase price of $15 million required us to record an impairment of goodwill of approximately $7.2 million at September 28, 2008, resulting in a corresponding material adverse effect to the Company’s financial condition, including non-compliance with Nasdaq’s listing maintenance requirement of at least $2.5 million of stockholders’ equity. The combination of goodwill impairment and reclassification of remaining goodwill to non-current assets of the discontinued operations of Optex pending the consummation of the Optex Asset Sale resulted in reducing the carrying value of goodwill associated with our continuing operations to zero at September 28, 2008 and March 29, 2009.

We amortize the cost of other intangibles over their estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Intangible assets with definite lives at March 29, 2009 and September 28, 2008 consist principally of patents and trademarks related to the Company’s various technologies. Capitalized costs include amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of patent and trademark applications. These assets are amortized on a straight-line method over the shorter of their useful or legal life, generally ten years.
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
Executive Salary Continuation Plan Liability. We have estimated the ESCP liability based on the expected lifetime of participants using Social Security mortality tables and discount rates comparable to that of rates of return on high quality investments providing yields in amount and timing equivalent to expected benefit payments. At the end of each fiscal year, we determine the assumed discount rate to be used to discount the ESCP liability. We considered various sources in making this determination, including the Citigroup Pension Liability Index, which at September 30, 2008 was 7.5%. Based on this review, we used a 7% discount rate for determining ESCP liability at March 29, 2009 and September 28, 2008.
Derivatives. SFAS 133 requires us to record and carry all derivatives on the balance sheet as either liabilities or assets at fair value. Derivatives are measured at fair value with changes in fair value recognized through earnings as they occur.

Results of Operations
Contract Research and Development Revenue. Contract research and development revenue consists of amounts realized or realizable from funded research and development contracts, largely from U.S. government agencies and government contractors. Contract research and development revenues for the 13-week and 26-week periods ended March 29, 2009 declined from contract research and development revenues of the 13-week and 26-week periods ended March 30, 2008 as shown in the following tables:

	Contract Research and	Percentage of
13-Week Comparisons	Development Revenue	Total Revenue
13 weeks ended March 30, 2008	$4,364,500	80%
Dollar decrease in current comparable 13 weeks	(2,069,200)

13 weeks ended March 29, 2009	$2,295,300	81%
Percentage decrease in current 13 weeks	(47%)

	Contract Research and	Percentage of
26-Week Comparisons	Development Revenue	Total Revenue
26 weeks ended March 30, 2008	$7,076,200	79%
Dollar decrease in current comparable 26 weeks	(2,337,700)

26 weeks ended March 29, 2009	$4,738,500	85%
Percentage decrease in current 26 weeks	(33%)
The decline in our contract research and development revenue in the 13-week and 26-week periods ended March 29, 2009 as compared to the 13-week and 26-week periods ended March 30, 2008 was largely related to our inability to timely receive subcontractor and vendor support required to fulfill the technical milestones of research and development contracts underway in the current year periods due to our liquidity limitations. We recorded approximately $1,203,700 and $2,048,800 less such support in the 13-week and 26-week periods ended March 29, 2009 as compared to the 13-week and 26-week periods ended March 30, 2008. Since most of our research and development contracts are of a cost reimbursement nature, this reduction in expense incurred in the performance of such contracts directly impacted our corresponding recognition of revenue derived from such expense. We expect that our improvement in liquidity from the Patent Sale and License late in the 13-week period ended March 29, 2009 will improve our ability to timely receive subcontractor and vendor support in the second half of fiscal 2009, although we anticipate that such improvement will likely manifest itself gradually.

Cost of Contract Research and Development Revenue. Cost of contract research and development revenue consists of wages and related benefits, as well as subcontractor, independent consultant and vendor expenses directly incurred in support of research and development contracts, plus associated indirect expenses permitted to be charged pursuant to the relevant contracts. Our cost of contract research and development revenue for the 13-week and 26-week periods ended March 29, 2009 declined as compared to the 13-week and 26-week periods ended March 30, 2008 in terms of absolute dollars, while cost of contract research and development revenue as a percentage of contract research and development revenue increased in the current year periods as compared to the prior year periods as shown in the following tables:

		Percentage of
	Cost of Contract	Contract Research
	Research and	and Development
13-Week Comparisons	Development Revenue	Revenue
13 weeks ended March 30, 2008	$3,368,200	77%
Dollar decrease in current comparable 13 weeks	(1,359,700)

13 weeks ended March 29, 2009	$2,008,500	88%
Percentage decrease in current 13 weeks	(40%)

		Percentage of
	Cost of Contract	Contract Research
	Research and	and Development
26-Week Comparisons	Development Revenue	Revenue
26 weeks ended March 30, 2008	$5,691,500	80%
Dollar decrease in current comparable 26 weeks	(1,745,600)

26 weeks ended March 29, 2009	$3,945,900	83%
Percentage decrease in current 26 weeks	(31%)
The decrease in the 13-week and 26-week periods ended March 29, 2009 in absolute dollar cost of contract research and development revenue as compared to the prior year’s periods was a direct reflection of the decrease in contract research and development revenue discussed above. Given the cost reimbursement nature of most of our research and development contracts, a decrease in contract research and development revenue has an associated decrease in the costs of such revenue. The change in cost of contract research and development revenue as a percent of contract research and development revenue in the 13-week and 26-week periods ended March 29, 2009 was largely due to a different mix of technical milestones of research and development contracts in the current year periods as opposed to the comparable periods of the prior year, which required proportionately greater expenditure of resources to accomplish. We do not expect that this change is representative of a trend.
Product Sales. Our product sales are derived from sales of miniaturized camera products, specialized chips, modules, stacked chip products and chip stacking services. Product sales for the 13-week and 26-week periods ended March 29, 2009 decreased both in terms of absolute dollars and as a percentage of total revenue as compared to the 13-week and 26-week periods ended March 30, 2008 as shown in the following table:

	Product	Percentage of
13-Week Comparisons	Sales	Total Revenue
13 weeks ended March 30, 2008	$1,066,600	20%
Dollar decrease in current comparable 13 weeks	(520,700)

13 weeks ended March 29, 2009	$545,900	19%
Percentage decrease in current 13 weeks	(49%)

	Product	Percentage of
26-Week Comparisons	Sales	Total Revenue
26 weeks ended March 30, 2008	$1,903,900	21%
Dollar decrease in current comparable 26 weeks	(1,067,200)

26 weeks ended March 29, 2009	$836,700	15%
Percentage decrease in current 26 weeks	(56%)
The decrease in product sales in the current year periods is largely the result of the completion of an order from our largest customer for thermal imaging products that contributed substantially to product sales in the 13-week and 26-week periods ended March 30, 2008, but which was completed late in fiscal 2008, and therefore did not contribute product sales to the 13-week and 26-week periods ended March 29, 2009. Although this customer has advised us to expect subsequent orders, no such orders were booked in the first half of 2009 and the receipt of such additional orders is not assured. Our commercial product sales, largely electronic chips, increased in the current year periods, as compared to the 13-week and 26-week periods ended March 30, 2008, but not in an amount that offset the decline in thermal imaging sales resulting from the above discussed order completion. Our ability to increase sales of our other products in the current year period, largely stacked chips, was also limited by our liquidity constraints discussed above.
Cost of Product Sales. Cost of product sales consists of wages and related benefits of our personnel, as well as subcontractor, independent consultant and vendor expenses directly incurred in the manufacture of products sold, plus related overhead expense. Our cost of product sales for the 13-week and 26-week periods ended March 29, 2009 decreased compared to the 13-week and 26-week periods ended March 30, 2008 as shown in the following tables:

	Cost of	Percentage of
13-Week Comparisons	Product Sales	Product Sales
13 weeks ended March 30, 2008	$766,300	72%
Dollar decrease in current comparable 13 weeks	(356,500)

13 weeks ended March 29, 2009	$409,800	75%
Percentage decrease in current 13 weeks	(47%)

	Cost of	Percentage of
26-Week Comparisons	Product Sales	Product Sales
26 weeks ended March 30, 2008	$1,442,900	76%
Dollar decrease in current comparable 26 weeks	(655,100)

26 weeks ended March 29, 2009	$787,800	94%
Percentage decrease in current 26 weeks	(45%)

The decrease in absolute dollars of cost of product sales in the current year periods was related to the decrease in product sales discussed above. Independent of the volume of products shipped in a given period, we incur a relatively fixed level of product support costs, such as material control, diagnostics and calibration, in order to maintain a normal manufacturing capacity. These product support costs are an element of our cost of product sales. When our absolute dollars of product sales decline, as was the case in the 13-week and 26-week periods ended March 29, 2009 compared to the 13-week and 26-week periods ended March 30, 2008, our product support costs do not decline correspondingly. Accordingly, our product support costs generally contribute to an increase in cost of product sales as a percentage of product sales in such circumstances. The increase in cost of product sales as a percentage of product sales in the current year periods relative to the comparable prior year periods was principally due to this factor. The impact of such product support costs on product margins may continue to be relatively volatile in future periods unless and until our product sales increase substantially, thereby reducing the percentage impact of product support costs.
General and Administrative Expense. General and administrative expense largely consists of wages and related benefits for our executive, financial, administrative and marketing team, as well as professional fees, primarily legal and accounting fees and costs, plus various fixed costs such as rent, utilities and telephone. The comparison of general and administrative expense for the 13-week and 26-week periods ended March 29, 2009 and the 13-week and 26-week periods ended March 30, 2008 is shown in the following tables:

	General and
	Administrative	Percentage of
13-Week Comparisons	Expense	Total Revenue
13 weeks ended March 30, 2008	$2,518,400	46%
Dollar decrease in current comparable 13 weeks	(259,500)

13 weeks ended March 29, 2009	$2,258,900	80%
Percentage decrease for current 13 weeks	(10%)

	General and
	Administrative	Percentage of
26-Week Comparisons	Expense	Total Revenue
26 weeks ended March 30, 2008	$4,573,200	51%
Dollar decrease in current comparable 26 weeks	(453,500)

26 weeks ended March 29, 2009	$4,119,700	74%
Percentage decrease for current 26 weeks	(10%)
The largest contributors to the decline in general and administrative expense in the current year periods as compared to the 13-week and 26-week periods ended March 30, 2008 were general and administrative service expenses and various general and administrative labor and labor-related expenses. General and administrative service expense declined $190,800 and $337,300 in the 13-week and 26-week periods ended March 29, 2009, respectively, as compared to the 13-week and 26-week periods ended March 30, 2008, largely due to reduced outside accounting fees. We believe that this reduction was partially due to the improvement of our internal controls that facilitated accounting review. Aggregate general and administrative labor and labor-related expense declined $407,200 and $488,800 in the 13-week and 26-week periods ended March 29, 2009, respectively, as compared to the 13-week and 26-week periods ended March 30, 2008, due to reductions in our staffing in the current year periods. These reductions in general and administrative expense were partially offset by substantial increases in legal expenses related to ongoing litigation and financings in the current year periods, resulting in the overall approximate 10% decline in absolute dollars of general and administrative expense in both the 13-week and 26-week periods ended March 29, 2009 relative to the comparable periods of last year. Inasmuch as we expect litigation expenses to continue to be substantial as we prepare for and enter into trial on the ongoing matters, this effect may continue to adversely impact general and administrative expense in subsequent periods. Since our total revenues declined by approximately 48% and 38% in the 13-week and 26-week periods ended March 29, 2009, respectively, as compared to the 13-week and 26-week periods ended March 30, 2008, general and administrative expense as a percentage of total revenue increased in the current year periods, despite the decrease in absolute dollars of general and administrative expense.

Research and Development Expense. Research and development expense consists of wages and related benefits for our research and development team, independent contractor consulting fees and subcontractor and vendor expenses directly incurred in support of internally funded research and development projects, plus associated overhead expenses. Research and development expense for the 13-week and 26-week periods ended March 29, 2009 and the 13-week and 26-week periods ended March 30, 2008 is shown in the following tables:

	Research and
	Development	Percentage of
13-Week Comparisons	Expense	Total Revenue
13 weeks ended March 30, 2008	$295,500	5%
Dollar increase in current comparable 13 weeks	140,800

13 weeks ended March 29, 2009	$436,300	15%
Percentage increase for current 13 weeks	48%

	Research and
	Development	Percentage of
26-Week Comparisons	Expense	Total Revenue
26 weeks ended March 30, 2008	$640,100	7%
Dollar increase in current comparable 26 weeks	146,600

26 weeks ended March 29, 2009	$786,700	14%
Percentage increase for current 26 weeks	23%
The increases in research and development expense in the 13 weeks and 26 weeks ended March 29, 2009 as compared to the 13 weeks and 26 weeks ended March 30, 2008 are largely related to labor deployment issues in the respective fiscal year periods. We use the same technical staff for both internal and customer funded research and development projects, as well as the preparation of technical proposals, so the availability of direct labor in terms of man hours and skill mix has a direct bearing on the amount of internally funded research and development expense we undertake in any given period. Generally, this availability does not reflect trends, but rather is tied to specific milestones of both funded and internal research projects. Accordingly, both the absolute dollar and percentage increases in research and development expense in the current fiscal year periods as compared to the prior fiscal year periods reflect these milestones, rather than a change in priorities related to internally funded research and development.
Gain (Loss) On Sale or Disposal of Assets. We recorded a gain from the Patent Sale and License of $8,632,800 in the 13-week and 26-week periods ended March 29, 2009. No comparable gain occurred in the 13-week and 26-week periods ended March 30, 2008.

Interest Expense. Our interest expense for the 13 weeks and 26 weeks ended March 29, 2009, compared to the 13 weeks and 26 weeks ended March 30, 2008, decreased substantially, as shown in the following tables:

13-Week Comparisons	Interest Expense
13 weeks ended March 30, 2008	$1,772,800
Dollar decrease in current comparable 13 weeks	(942,200)

13 weeks ended March 29, 2009	$830,600
Percentage decrease for current 13 weeks	(53%)

26-Week Comparisons	Interest Expense
26 weeks ended March 30, 2008	$3,382,800
Dollar decrease in current comparable 26 weeks	(2,143,100)

26 weeks ended March 29, 2009	$1,239,700
Percentage decrease for current 26 weeks	(63%)
The decline in interest expense in the current year periods relative to the prior year periods reflected the approximate $13.5 million reduction in our debt that resulted from the Optex Asset Sale. In March 2009, we used proceeds from the Patent Sale and License to reduce our debt further, and accordingly, expect a corresponding decrease in future interest costs. Because of the imputed nature of the debt discount and deferred financing cost amortization, approximately $829,200 of the interest expense in the 26-week period ended March 29, 2009 is of a non-cash nature, as opposed to approximately $2.2 million of such non-cash expense in the first half of last year.
Loss From Discontinued Operations. As a result of the Optex Asset Sale and the discontinuation of operations at Optex, we reclassified our results of operations for the 13-week and 26-week periods ended March 30, 2008 to reflect the loss attributable in those periods to Optex’s discontinued operations, which was $169,700 and $429,400, respectively. In the 13-week period ended March 29, 2009, we recorded a loss from discontinued operations of $6,900, largely as a result of taxes, and in the 26-week period ended March 29, 2009 realized a gain on Optex’s discontinued operations of $58,400, reflecting results for the interval from September 29, 2008 through October 14, 2008, the date of the Optex Asset Sale.
Net Income (Loss). Our net results improved substantially in the 13-week and 26-week periods ended March 29, 2009, relative to the comparable periods of last year, as shown in the following tables:

13-Week Comparisons	Net Income (Loss)
13 weeks ended March 30, 2008	$(3,466,900)
Dollar change in current comparable 13 weeks	8,594,900

13 weeks ended March 29, 2009	$5,128,000
Percentage change for current 13 weeks	248%

26-Week Comparisons	Net Loss
26 weeks ended March 30, 2008	$(7,180,400)
Dollar change in current comparable 26 weeks	10,194,300

26 weeks ended March 29, 2009	$3,013,900
Percentage change for current 26 weeks	142%
Our improvement in net results in the current year periods, relative to the comparable periods of fiscal 2008, was largely attributable to our gain realized from the Patent Sale and License and the decrease in interest expense in the current year periods as discussed above.

Liquidity and Capital Resources
Our liquidity increased substantially in the first 26 weeks of fiscal 2009 as shown in the following table:

	Cash and	Working Capital
	Cash Equivalents	(Deficit)
September 28, 2008	$638,600	$(16,126,800)
Dollar change in the 26 weeks ended March 29, 2009	164,900	12,733,800

March 29, 2009	$803,500	$(3,393,000)
Percentage change in the 26 weeks ended March 29, 2009	26%	79%
The principal source for our cash improvement in the 26-week period ended March 29, 2009 was the Patent Sale and License. We received $8.5 million in cash from that transaction in March 2009, as well as a $1.0 million receivable that was subsequently paid in April 2009. Although nearly $3.5 million of these proceeds were used in March 2009 to retire various obligations to secured lenders in order to release the security interests required to close the Patent Sale and License, the remaining proceeds allowed us to substantially reduce our accounts payable and address other short-term cash needs. In addition, the aggregate of our non-cash depreciation and amortization expense, non-cash interest expense, non-cash retirement plan contributions, common stock issued to pay operating expenses and non-cash deferred stock-based compensation was $2,556,700 in the 26 weeks ended March 29, 2009. The aggregate effect of these major factors, when combined with other sources and use of cash, resulted in the $164,900 increase of cash in the 26-week period ended March 29, 2009.
During the 13-week period ended March 29, 2009, we incurred fees and expenses of approximately $250,000 in the lawsuits related to the ongoing disputes with Mr. Looney and his affiliate. We anticipate we will continue to incur substantial expenses in subsequent periods as we prepare for and enter into trial on these matters.
The reduction in our working capital deficit in the 26-week period ended March 29, 2009 was largely the result of both the completion of the Optex Asset Sale in October 2008 and the Patent Sale and License in March 2009. Our Restructured Debt had been accelerated to current status at September 28, 2008 because of the pending status of the Optex Asset Sale. By March 29, 2009, approximately $8.2 million of the Restructured Debt obligation, net of discounts, had been extinguished due to the consummation of the Optex Asset Sale in October 2008. Furthermore, by March 29, 2009, an additional approximate $2.4 million of the Restructured Debt obligation, net of discounts, had been paid from proceeds of the Patent Sale and License and the approximate $1.2 million balance had been reclassified as a long term obligation in connection with the Patent Sale and License. These working capital improvements were partially offset by the elimination of approximately $7.5 million of current assets of Optex and approximately $4.0 million of current liabilities of Optex, upon completion of the Optex Asset Sale.

At March 29, 2009, our funded backlog was approximately $4.1 million. We expect, but cannot guarantee, that a substantial portion of our funded backlog at March 29, 2009 will result in revenue recognized in fiscal 2009. In addition, our government research and development contracts typically include unfunded backlog, which is funded when the previously funded amounts have been expended. As of March 29, 2009, our total backlog, including unfunded portions, was approximately $4.3 million.
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
We have developed an operating plan to manage costs in line with estimated total revenues for fiscal 2009, including contingencies for cost reductions if projected revenues are not fully realized. Accordingly, we believe that our operations, in conjunction with the infusion of liquidity realized by the Patent Sale and License, will generate sufficient cash to meet our continuing obligations for at least the next 12 months. However, there can be no assurance that anticipated revenues will be realized or that we will successfully implement our plans.
Off-Balance Sheet Arrangements
Our conventional operating leases are either immaterial to our financial statements or do not contain the types of guarantees, retained interests or contingent obligations that would require their disclosures as an “off-balance sheet arrangement” pursuant to Regulation S-K Item 303(a)(4). As of March 29, 2009 and September 28, 2008, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations and Commitments
Debt. At March 29, 2009, we had approximately $3.9 million of debt, exclusive of debt discounts, which consisted of (i) subordinated convertible notes (collectively, the “Notes”) initially issued in two series to Pequot in the original aggregate principal amount of $10.0 million and subsequently purchased by Longview and Alpha in December 2006 and reduced to an aggregate principal amount of $1.0 million through partial conversion of such debt into common stock, partial exchange of such debt pursuant to the credit bid that effectuated the Optex Asset Sale and partial repayment from proceeds of the Patent Sale and License, (ii) a $2.1 million Secured Promissory Note from Longview, described more fully below, that was reduced to a principal amount of approximately $188,400 through partial exchange of such debt pursuant to the credit bid that effectuated the Optex Asset Sale and partial repayment from proceeds of the Patent Sale and License, (iii) a $2.0 million subordinated term loan from an entity owned by Timothy Looney to our Optex subsidiary, secured by the assets of Optex, described more fully below, (iv) a one-year $400,000 unsecured subordinated promissory note to Timothy Looney, described more fully below, and (v) an aggregate of $330,000 of secured senior promissory notes (the “Senior Notes”), described more fully below. We also had an initial aggregate of $1,115,000 of contingent secured subordinated notes (the “Contingent Notes”) issued in connection with our November 2007 debt restructuring, described more fully below.

The principal and interest under the Notes are convertible into shares of our common stock at a conversion price per share that was initially set at $26.00, which conversion price was subject to adjustment under certain conditions. Due to the issuance of warrants to Longview and Alpha in connection with the refinancing of our senior debt in December 2006, our Debt Exchange in April 2008, issuances of common stock to our ESBP in September 2008 and October 2008, and our bridge financings in November 2008, December 2008, January 2009 and February 2009, the conversion price per share of the Notes was automatically adjusted to $5.26 in accordance with the existing anti-dilution provisions in the Notes. We issued the first series of Notes (the “Series 1 Notes”) in the original principal amount of approximately $7.4 million. Initially, the Series 1 Notes were repayable in quarterly interest only payments commencing March 31, 2006 through December 30, 2007. Thereafter, the Series 1 Notes were payable in 24 equal monthly principal installments plus interest maturing on December 30, 2009. As a result of the November 2007 restructuring of our debt (see Note 3 to the Notes to Condensed Consolidated Financial Statements), both the principal and accrued interest under the Series 1 Notes became payable on December 30, 2009 and the stated interest rate increased from 3.5% to 10% per annum, compounding monthly. The second series of Notes (the “Series 2 Notes”) were in the original principal amount of approximately $2.6 million. In December 2006, the Notes were assigned through purchase from Pequot to Longview and Alpha and any existing or asserted defaults thereunder were waived by Longview and Alpha. In October 2008, a portion of the Notes were declared in default by Longview and Alpha and accelerated for the purposes of submitting a credit bid in the Optex Asset Sale. Pursuant to the Optex Asset Sale, all of the principal and accrued interest on the Series 2 Notes was paid and all of the accrued interest and all but approximately $3.1 million of the principal of the Series 1 Notes was paid. In connection with Patent Sale and License, in March 2009, the outstanding principal of the Series 1 Notes was further reduced to $1.0 million, and the Series 1 Notes became payable on September 30, 2010.
On December 29, 2006, we amended certain of the agreements with Timothy Looney regarding our Buyer Option to purchase the remaining 30% interest in Optex. In consideration for such amendments, we issued a one-year unsecured subordinated promissory note to Mr. Looney in the principal amount of $400,000, bearing interest at a rate of 11% per annum. In January 2007, we negotiated an amendment to our earnout agreement with Mr. Looney that extended his earnout period to December 2009 and reduced the aggregate maximum potential earnout to $3.9 million in consideration for a subordinated secured term loan from an entity owned by Mr. Looney providing for advances up to $2.0 million to Optex, bearing 10% interest per annum, which term loan matures on the earlier of February 2009 or sixty days after repayment or refinancing of our senior debt. At March 29, 2009, there was $2.0 million of debt outstanding under this subordinated secured term loan.
We have received notices from Mr. Looney claiming that we are in default under our $400,000 one-year unsecured subordinated promissory note with Mr. Looney for the alleged nonpayment of principal and interest and that Optex is in default under its $2 million secured subordinated note with TWL Group, LP, an entity owned by Mr. Looney, for the alleged nonpayment of principal and interest. We have received a demand from Mr. Looney for payment pursuant to the $400,000 one-year unsecured subordinated promissory note, and Optex has received a demand from TWL Group, LP for payment pursuant to the $2 million secured subordinated note. These notes are in dispute and are related to the on-going litigation between us and Mr. Looney, the outcome of which is presently not determinable. (See Note 12 to the Condensed Notes to Consolidated Financial Statements). Accordingly, the ultimate amount, if any, that Irvine Sensors or Optex may be required to pay pursuant to these notes is presently unknown, although we have recorded the full principal and accrued interest amount of these notes in our Consolidated Balance Sheets at March 29, 2009 and September 28, 2008. The $2 million note is an obligation of Optex, not Irvine Sensors Corporation, and Optex has discontinued operations effective October 2008.
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

We did not exercise a right to prepay the entire outstanding principal under the Promissory Note on or prior to August 15, 2007 by paying to Longview an amount equal to 120% of the principal amount of the Promissory Note, together with accrued but unpaid interest. As a result, the principal amount of the Promissory Note was automatically increased by $100,000 to $2.1 million and we issued Longview 30,000 shares of the Company’s common stock, in lieu of a $400,000 cash continuation fee for continuing the term of the Promissory Note beyond August 15, 2007, and a five-year warrant to purchase up to an aggregate of 50,000 shares of the Company’s common stock at an exercise price of $14.60 per share. As a result of the April 2008 debt exchange, the exercise price of this warrant was automatically reduced to $3.00 per share. As a result of our November 2008, December 2008, January 2009 and February 2009 bridge financings, the exercise price of this warrant was automatically reduced to $0.40 per share. The exercise price, but not the number of shares issuable, under this warrant is subject to further adjustment in the event of certain dilutive issuances and we will grant Longview, at Longview’s election, registration rights, if any, granted in connection with such other dilutive issuance. This warrant also contains a blocker that would prevent Longview’s stock ownership at any given time from exceeding 4.99% of our outstanding common stock (which percentage may increase but never above 9.99%). In October 2008, approximately $1,651,100 of the principal due under the Promissory Note was retired pursuant to the Optex Asset Sale. In March 2009, in connection with the Patent Sale and License, the outstanding principal of the Promissory Note was further reduced to $188,400, and the Promissory Note became payable on September 30, 2010.
In consideration for our November 2007 debt restructuring, we issued the Contingent Notes to Longview and Alpha in the aggregate principal amount of $1.0 million and $115,000, respectively, which Contingent Notes do not accrue interest, and in general, are not due and payable until September 30, 2010. The Contingent Notes will be discharged (and cancelled) in pro rata proportion to the amount that the total indebtedness owed to Longview and Alpha is repaid in full by September 30, 2010. If the total principal and accrued interest payable to Longview and Alpha on existing obligations is repaid in full, then the Contingent Notes will be cancelled in their entirety. The Contingent Notes are secured by substantially all of the assets of the Company. The reduction of our obligations to Longview and Alpha pursuant to the Optex Asset Sale and the Patent Sale and License has correspondingly reduced our potential obligations under the Contingent Notes to approximately $66,200 at March 29, 2009.
On November 5, 2008, December 10, 2008, January 17, 2009 and February 3, 2009, we entered into subscription agreements (the “Subscription Agreements”) with accredited individual investors (each, an “Investor” and collectively, the “Investors”), pursuant to which we closed a private placement (the “Private Placement”) of secured promissory notes, as described more fully below.
On November 5, 2008, we entered into a Subscription Agreement with eight accredited individual investors (the “1st Closing Investors”) in a 1st Closing of the Private Placement and issued secured promissory notes in the original aggregate principal amount of $502,000 (the “1st Closing Notes”) and, as consideration for making the advances under the 1st Closing Notes, agreed to issue to the 1st Closing Investors an aggregate of 267,021 shares of our Common Stock (the “1st Closing Shares”). The number of 1st Closing Shares to be issued equaled 25% of the principal amount of the 1st Closing Notes divided by $0.47, which was the last reported closing sales price of the our Common Stock immediately preceding our entering into the binding Subscription Agreement to issue the 1st Closing Notes (the “1st Market Value”).

On December 10, 2008, we expanded the Private Placement by entering into a Subscription Agreement with six accredited individual investors (the “2nd Closing Investors”) pursuant to which we issued secured promissory notes in the original aggregate principal amount of $138,000 (the “2nd Closing Notes”) and, as consideration for making the advances under the 2nd Closing Notes, agreed to issue to the 2nd Closing Investors an aggregate of 86,250 shares of the our Common Stock (the “2nd Closing Shares”). The number of 2nd Closing Shares to be issued equaled 25% of the principal amount of the Notes divided by $0.40, which was the last reported closing sales price of the our Common Stock immediately preceding our entering into the binding Subscription Agreement to issue the 2nd Closing Notes (the “2nd Market Value”).
On January 7, 2009, we expanded the Private Placement by entering into a Subscription Agreement with five accredited individual investors (the “3rd Closing Investors”) pursuant to which we issued secured promissory notes in the original aggregate principal amount of $178,000 (the “3rd Closing Notes”) and, as consideration for making the advances under the 3rd Closing Notes, agreed to issue to the 3rd Closing Investors an aggregate of 108,536 shares of the our Common Stock (the “3rd Closing Shares”). The number of 3rd Closing Shares to be issued equaled 25% of the principal amount of the Notes divided by $0.41, which was the last reported closing sales price of our Common Stock as reported by Nasdaq immediately preceding our entering into the binding Subscription Agreement to issue the 3rd Closing Notes (the “3rd Market Value”).
On February 3, 2009, we completed the fourth and final closing of the Private Placement and issued to five accredited individual investors (the “4th Closing Investors”) secured promissory notes in the original aggregate principal amount of $182,000 (the “4th Closing Notes”) and, as consideration for making the advances under the 4th Closing Notes, agreed to issue to the 4th Closing Investors an aggregate of 113,750 shares of our Common Stock (the “4th Closing Shares”). The number of 4th Closing Shares to be issued equaled 25% of the principal amount of the Notes divided by $0.40 (the “4th Market Value”), which was higher than the last reported closing sales price of our Common Stock as reported by Nasdaq immediately preceding our entering into the binding Subscription Agreement to issue the 4th Closing Notes.
At March 29, 2009, the 1st, 2nd, 3rd and 4th Closing Shares had not yet been issued. The 1st, 2nd, 3rd and 4th Closing Shares were issued in April 2009. (See Note 15 to the Condensed Notes to Consolidated Financial Statements).
The 1st, 2nd and 3rd Closing Notes bore interest at 12.0% per annum and were to mature and become payable 18 months following their respective issuance. The 4th Closing Notes bore interest at 12.0% per annum and were to mature and become payable 6 months following their issuance. All amounts payable under the 1st, 2nd, 3rd and 4th Closing Notes (collectively, the “Bridge Notes”) would be accelerated upon the occurrence of certain bankruptcy-related events. The Bridge Notes were secured by a security agreement in substantially all of the Company’s assets and such security interest was senior to certain obligations of the Company to Longview and Alpha pursuant to an intercreditor agreement and collateral agent agreement.
The 1st, 2nd and 3rd Closing Notes also required the Company to issue an additional number of shares of the Company’s Common Stock with a value equal to 12.5% of the principal amount of each 1st, 2nd and 3rd Closing Notes in the event that such Closing Notes had not been paid in full on or before the six month anniversary of the issuance date of such Closing Notes (the “Six Month Date”), based on the greater of (x) the fair market value of the Company’s Common Stock as of the Six Month Date or (y) the fair market value of the Company’s Common Stock as of the date of issuance of said Closing Notes; and an additional number of shares of the Company’s Common Stock with a value equal to 12.5% of the principal amount of each such Closing Note in the event that such Closing Note had not been paid in full on or before the twelve month anniversary of the issuance date of such Closing Note (the “Twelve Month Date”), based on the greater of (x) the fair market value of the Company’s Common Stock as of the Twelve Month Date or (y) the fair market value of the Company’s Common Stock as of the date of issuance of such Closing Note.

Deferred Interest. Pursuant to our November 2007 debt restructuring (see Note 3 to the Condensed Notes to Consolidated Financial Statements), all accrued interest on the Term Note, the Notes and the Promissory Note was deferred to a due date of December 30, 2009. In connection with the Patent Sale and License in March 2009, all accrued interest on the residual balance of the Notes and the Promissory Note was deferred to a due date of September 30, 2010. Deferred interest of approximately $1.8 million was extinguished as a result of the Optex Asset Sale and the Patent Sale and License.
Capital Lease Obligations. Our outstanding principal balance on our capital lease obligations of $21,300 at March 29, 2009 relate primarily to manufacturing and test equipment and are included as part of current and non-current liabilities within our consolidated balance sheet.
Operating Lease Obligations. We have various operating leases covering equipment and facilities located in Costa Mesa, California.
Deferred Compensation. We have a deferred compensation plan, the Executive Salary Continuation Plan, for select key employees of the Company. Benefits payable under the ESCP are established on the basis of years of service with the Company, age at retirement and base salary, subject to a maximum benefits limitation of $137,000 per year for any individual. The ESCP is an unfunded plan. The recorded liability for future expense under the ESCP is determined based on expected lifetime of participants using Social Security mortality tables and discount rates comparable to that of rates of return on high quality investments providing yields in amount and timing equivalent to expected benefit payments. At the end of each fiscal year, we determine the assumed discount rate to be used to discount ESCP liability. We considered various sources in making this determination for fiscal 2008, including the Citigroup Pension Liability Index, which at September 28, 2008 was 7.5%. Based on this review, we used a 7% discount rate for determining the ESCP liability at September 28, 2008. There are presently two retired executives of the Company who are receiving benefits aggregating $184,700 per annum under the ESCP. Two current executives of the Company are eligible for benefits aggregating $274,000 per annum upon their retirement. As of March 29, 2009, $3,607,300 has been accrued in the accompanying Consolidated Balance Sheet for the ESCP, of which amount $184,700 is a current liability expected to be paid during the subsequent twelve months.
Other Commitments. The following table summarizes our contractual obligations as of March 29, 2009, exclusive of the $2.0 million secured subordinated term note obligation of Optex, which is not a contractual obligation of Irvine Sensors. Furthermore, Optex has discontinued operations effective October 2008. Absent these circumstances, this obligation would be included in the “1 year or less” period in the following table. Material changes in these obligations subsequent to March 29, 2009 include the exchange of long-term debt and deferred interest in an aggregate amount of $1 million for convertible preferred stock and the exchange of $330,000 of short-term notes in exchange for shares of our Common Stock, both of which occurred in April 2009.

	Payments Due by Period
		1 year or	In years	In years
Contractual Obligations	Total	less	2-3	4-5
Long-term debt	$1,188,400	$—	$1,188,400	$—
Short-term notes	730,000	730,000	—	—
Deferred interest	3,700	—	3,700	—
Capital leases	21,300	19,300	2,000	—
Operating leases	3,858,000	828,000	1,708,000	1,322,000
Executive Salary Continuation Plan liability (1)	923,500	184,700	369,400	369,400

(1)	Executive Salary Continuation Plan obligations could increase in periods shown through additional retirements or decrease through death of existing retirees. Amounts shown only include payments to existing retirees.
Stock-Based Compensation
As discussed in Note 1 to our Condensed Notes to Consolidated Financial Statements included in this report, effective October 3, 2005, we apply the provisions of SFAS 123(R), which result in our recognition of stock option-based compensation. Aggregate stock-based compensation for the 26-week periods ended March 29, 2009 and March 30, 2008 was $54,700 and $523,400, respectively, and consisted of the following:

	26 Weeks Ended	26 Weeks Ended
	March 29, 2009	March 30, 2008
Cost of contract research and development revenue	$13,900	$66,700
General and administrative expense	40,800	456,700

	$54,700	$523,400

We also will continue to account for equity instruments issued to persons other than our employees and directors (“non-employees”) in accordance with the provisions of SFAS 123 and Emerging Issues Task Force EITF 96-18, Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, Or In Conjunction With Selling, Goods Or Services. All transactions in which goods or services are the consideration received for equity instruments issued to non-employees are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of any such equity instrument is the earliest to occur of (i) the date on which the third-party performance is complete, (ii) the date on which it is probable that performance will occur, or (iii) if different, the date on which the compensation has been earned by the non-employee. In the 26-week period ended March 29, 2009, we issued 300,000 shares of our common stock, valued at $120,000, to an investment banking firm for services rendered in connection with the Optex Asset Sale and our debt workout with Longview and Alpha and 339,800 shares of our common stock, valued at $112,100, to a non-employee service provider.
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
For the 13-week and 26-week periods ended March 29, 2009, stock-based compensation included compensation costs attributable to such period for those options that were not fully vested upon adoption of SFAS 123(R), compensation costs for options and non-vested stock grants that were awarded during the period, prorated from the date of award to March 29, 2009, adjusted for estimated forfeitures in accordance with SFAS 123(R) and compensation costs for vested stock grants made during the respective periods. During the 26-week period ended March 29, 2009, one option to purchase 12,000 shares of our common stock was granted and one award of 1,000 shares of vested stock was made to an employee. During the 13-week period ended March 29, 2009, no options or vested stock awards were granted. We have estimated forfeitures to be 7%, which reduced stock-based compensation cost by $400 in the 26-week period ended March 29, 2009.
At March 29, 2009, the total compensation costs related to non-vested awards not yet recognized was $119,300. The weighted-average remaining vesting period of unvested options at March 29, 2009 was 0.6 years.
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

(b) Changes to Internal Control over Financial Reporting. In fiscal 2006, we hired a new Corporate Controller and a new Assistant Controller. We believe that the increasing experience of our staff in working with these enhanced resources and implementation of new procedures enabled by these resources have continually produced improvements to our internal controls over financial reporting subsequent to fiscal 2006, including the 13-week and 26-week periods ended March 29, 2009. However, the extent of improvement in the most recent quarterly periods has been relatively modest, reflecting the significant improvements in prior periods. Notwithstanding such improvement to date, we believe that we will have to further strengthen our financial resources if we undertake the additional growth that we have stated that we seek or if we consummate further complex transactions. We cannot guarantee that our actions in the future will be sufficient to accommodate possible future growth or complex transactions that could create material weaknesses in our internal controls over financial reporting. Furthermore, we do not presently have the financial resources and infrastructure to address our future plans, which puts us at risk of future material weaknesses.
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

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
In January 2008, Timothy Looney, the former shareholder of Optex, filed a lawsuit in the Superior Court of California, County of Orange, against the Company and its senior lenders alleging that the Company had breached its contract to register the shares of the Company’s common stock issued to Mr. Looney to purchase the final 30% of Optex. Mr. Looney also alleged that the Company’s senior lenders had tortiously and negligently interfered with his contractual rights with the Company by requiring the Company to refrain from registering his securities, although the Company has been advised that this dispute between Mr. Looney and the Company’s senior lenders has been settled. The senior lenders have notified the Company that they believe they are entitled to indemnification by the Company for this claim under their loan arrangements with the Company. Pursuant to this lawsuit, Mr. Looney is seeking partial liquidated damages, declarative and injunctive relief compelling the Company to register his shares and unspecified compensatory damages. The Company believes that it has meritorious defenses against these claims and intends to pursue these defenses vigorously. (See Note 12 of the Condensed Notes to Consolidated Financial Statements).
In June 2008, the Company filed a cross-complaint against Mr. Looney in the Superior Court of California, County of Orange, in response to the January 2008 action discussed above, alleging that Mr. Looney fraudulently and negligently misrepresented the financial condition of Optex prior to its sale to the Company and breached his contractual obligations to the Company subsequent to that sale. Pursuant to this cross-complaint, the Company is seeking compensatory and punitive damages and attorney’s fees. In March of 2009, the Company received notice that the senior lenders had reached a settlement with Mr. Looney, the terms of which are unknown. Trial of this matter is currently set for June 22, 2009.
In December 2008, Mr. Looney filed another lawsuit in the Superior Court of California, County of Orange alleging breach of contract. Mr. Looney alleges that the UCC foreclosure sale of the assets of Optex constituted a “change-in-control” and claims that the Company is required to pay him an earn-out payment of $3.9 million. The Company believes that it has meritorious defenses to this claim. The Company has also filed a cross-complaint against Mr. Looney in this proceeding, repeating the allegations of the earlier suit that Mr. Looney fraudulently and negligently misrepresented the financial condition of Optex prior to its sale to the Company and breached his contractual obligations to the Company subsequent to that sale. Pursuant to this cross-complaint, the Company is seeking compensatory and punitive damages and attorney’s fees. This litigation is still at an early stage.
In September 2008, Mr. Looney filed a lawsuit in the United States District Court, Central District of California, against John Carson, the Company’s CEO, and John Stuart, the Company’s CFO, alleging that Messrs. Carson and Stuart negligently misrepresented financial information of the Company when the Company was negotiating with Mr. Looney regarding the acquisition of Optex. Mr. Carson and Mr. Stuart strongly deny these allegations. Pursuant to this lawsuit, Mr. Looney is seeking recovery of damages, interest and costs. Because the alleged actions of Mr. Carson and Mr. Stuart were arguably in their capacity as officers of the Company, the Company has agreed to defend Messrs. Carson and Stuart in this lawsuit, subject to waivers of any conflict of interests that may arise, and may be required to indemnify Messrs. Carson and Stuart in this matter. Trial of this matter is currently set for October 20, 2009.

In April of 2009, Mr. Looney initiated litigation against the Company for breach of contract for alleged default under the $400,000 one-year unsecured subordinated promissory note in the State District Court of Dallas County, Texas. Also in April of 2009, TWL Group, LP, an entity owned by Mr. Looney, initiated litigation against Optex for breach of contract for alleged default under the $2 million secured subordinated note. The Company has sought to remove the litigation on the $400,000 note to the Federal District Court of Northern Texas. The Company’s defenses against each of these matters are directly tied to its defenses and cross-claims in the California courts, defenses the Company intends to pursue vigorously in each venue. The notes at issue are also subject to a subordination agreement between Mr. Looney and the Company’s senior lenders which, if it is still in effect, would contractually bar the litigation. To date, the Company has not received confirmation from the senior lenders that the subordination agreement is still in effect.
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
In March 2009, FirstMark III, LP, formerly known as Pequot Private Equity Fund III, LP, filed a lawsuit in the state Supreme Court of New York County, New York, against the Company. The litigation alleges breach of a December 29, 2006, settlement agreement between FirstMark III, LP, and the Company that was intended to resolve certain disputes surrounding notes owed by the Company. The Company is currently in negotiations with FirstMark III, LP, to resolve the matter without further litigation.
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
Our Common Stock may be delisted by the Nasdaq Capital Market if we cannot maintain Nasdaq’s listing requirements. We are not currently in compliance with Nasdaq’s minimum bid price requirements or other listing requirements and have historically failed to meet those requirements from time to time. If our Common Stock is delisted from the Nasdaq Capital Market, the market for your shares may be limited, and it may be difficult for you to sell your shares at an acceptable price, or at all. Our stockholders’ deficit at March 29, 2009 was approximately ($4.6 million), substantially below $2.5 million of stockholders’ equity, one of Nasdaq’s minimum continued listing criteria. At March 29, 2009, we also did not meet either of the other Nasdaq minimum listing criteria related to market capitalization or historical results. On January 14, 2009, we received written notice from Nasdaq of this lack of compliance with the continued listing criteria and were given a deadline of January 29, 2009 to provide Nasdaq with a specific plan to achieve and sustain compliance with the Nasdaq Capital Market listing requirements. We provided such a plan to Nasdaq by this deadline, which, among other elements, included the pending effect of the Patent Sale and License and other potential events. The Nasdaq staff accepted our plan and extended our deadline for regaining compliance with the stockholders’ equity continued listing maintenance standard until April 29, 2009, which was the maximum permissible extension that could be granted by the Nasdaq staff at that time. We were able to complete some elements of our plan by April 29, 2009, including the Patent Sale and License, but other elements were still pending at that date and their successful completion cannot be assured at the date of this report. As a result of not regaining compliance by April 29, 2009, we received a delisting notice from the Nasdaq staff on April 30, 2009. We have requested a hearing with a Nasdaq Hearing Panel, as permitted by Nasdaq regulations, to appeal the delisting determination and to submit updates on the remaining elements of our plan to seek to regain compliance with Nasdaq’s continued listing maintenance requirements. We also expect to request a further extension of the deadline for regaining such compliance. The date for hearing of our appeal has been set for June 11, 2009, but it is unknown whether the Nasdaq Hearing Panel will grant our request for an extension or accept our plan to regain compliance with Nasdaq’s continued listing requirements, and whether we can successfully implement our plan. There also can be no assurance that we will be able to raise additional capital on a timely basis, or at all, or to improve our operating results in the near future in order to regain compliance with Nasdaq’s continued listing requirements. As a result, you may not be able to sell your shares at an acceptable price, if at all. In addition, a delisting may make it more difficult or expensive for us to raise additional capital in the future.

In addition to the foregoing requirements, in order to maintain a listing on the Nasdaq Capital Market, our Common Stock must continue to trade above $1.00 per share. In December 2007, our stock had failed to meet this criterion for over 30 consecutive trading days. As a result, in accordance with Marketplace Rule 4310(c)(8)(B), we were notified by Nasdaq that we had 180 calendar days or until June 3, 2008 to regain compliance with this Rule by reestablishing a minimum bid price of $1.00 per share or greater for ten consecutive trading days. We did not satisfy this requirement and consequently, received a notice of pending delisting from Nasdaq on June 5, 2008. Pursuant to Nasdaq’s rules, we appealed this determination and requested a hearing to present a plan to regain compliance with the $1.00 per share minimum bid price listing maintenance standard, largely based on a then pending proposal submitted to stockholders for the approval of authority to effect a reverse stock split. Nasdaq granted us this hearing and, on July 31, 2008, we presented a Nasdaq Listing Qualifications Hearings Panel with the results of our 2008 Annual Meeting of Stockholders at which the authority to effect a reverse stock split was approved. On August 25, 2008, Nasdaq granted us an extension until September 17, 2008 to regain compliance with the $1.00 per share minimum bid price listing standard. Effective as of 5:00 p.m. Pacific time on August 26, 2008, we implemented the 2008 Reverse Stock Split, which resulted in our Common Stock trading on the Nasdaq Capital Market on a post-split basis effective August 27, 2008. Subsequent to that action, Nasdaq gave us a notice that we had regained compliance with the $1.00 per share minimum bid price listing standard. However, the longer-term effect of this reverse stock split on the price of our Common Stock is unknown. Since the 2008 Reverse Stock Split, our Common Stock has traded below the $1.00 per share minimum bid price listing standard and has traded as low as $0.11 per share as recently as March 2009. As of the date of this report, we are not in compliance with this standard. Although Nasdaq has suspended application of the $1.00 per share minimum bid price listing standard and the public float market value rule for all Nasdaq traded securities until July 20, 2009, there can be no assurance that we will be able to comply with the minimum $1.00 per share trading rule once this requirements is reinstituted.
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
We may need to raise additional capital in the near future; additional funds may not be available on terms that are acceptable to us, or at all. Except for our most recent fiscal quarter in which we realized significant net income from the Patent Sale and License, we have historically experienced significant net losses and significant negative cash flows from operations or other uses of cash. As of March 29, 2009 and September 28, 2008, our cash and cash equivalents were $803,500 and $638,600, respectively. To offset the effect of negative net cash flows, we have historically funded a portion of our operations through multiple equity and debt financings, and to a lesser extent through receivable financing. Our revenues were reduced in the first half of fiscal 2009, partially due to our liquidity limitations, and we had to deploy a considerable portion of the proceeds realized from the Patent Sale and License, to satisfy to satisfy $2.8 million of obligations to Longview and Alpha, to satisfy approximately $686,600 of obligations to our Bridge Investors and to reduce our payables and improve our access to support from suppliers and subcontractors. To increase our revenues, we may require additional capital in the near future to meet our working capital needs. We cannot assure you that any additional capital from financings or other sources will be available on a timely basis, on acceptable terms, or at all, or that the proceeds from any financings will be sufficient to allow the Company to fully execute its business plans. If we are not able to obtain additional capital in the near future, our business, financial condition and results of operations could be materially and adversely affected.

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

We are engaged in litigation with Timothy Looney, the former owner of Optex, the outcome of which could affect us adversely. In January 2008, Mr. Looney filed a lawsuit in the Superior Court of California, County of Orange, against the Company and its senior lenders alleging that the Company had breached its contract to register the shares of our Common Stock issued to Mr. Looney to purchase the final 30% of Optex. Pursuant to this lawsuit, Mr. Looney is seeking partial liquidated damages, declarative and injunctive relief compelling the Company to register his shares and unspecified compensatory damages. In September 2008, Mr. Looney filed a lawsuit in the United States District Court, Central District of California, against John Carson, the Company’s CEO, and John Stuart, the Company’s CFO, alleging that Messrs. Carson and Stuart negligently misrepresented financial information of the Company when the Company was negotiating with Mr. Looney regarding the acquisition of Optex. Pursuant to this lawsuit, Mr. Looney is seeking recovery of damages, interest and costs. Because the alleged actions of Messrs. Carson and Stuart were arguably in their capacity as officers of the Company, we have agreed to defend Mr. Carson and Mr. Stuart in this lawsuit, subject to waivers of any conflict of interests that may arise, and we may be required to indemnify Messrs. Carson and Stuart in this matter. We will also be required to indemnify the senior lenders in connection with foregoing lawsuits. In December 2008, Mr. Looney filed another lawsuit in the Superior Court of California, County of Orange alleging breach of contract. Mr. Looney alleges that the UCC foreclosure sale of the assets of Optex constituted a “change-in-control” and claims that the Company is required to pay him an earn-out payment of $3.9 million. The Company believes that it has meritorious defenses to this claim, but this litigation is still at an early stage. In April of 2009, Mr. Looney filed a lawsuit against the Company in the State District Court of Dallas County, Texas, alleging breach of a $400,000 promissory note. This litigation and the Company’s defenses are inherently intertwined with the California litigation. The outcome of litigation is inherently uncertain, and an unfavorable outcome to any or all of this litigation could have a material adverse effect on our financial condition and threaten our viability. Additionally, the costs of this litigation have been substantial, and we expect that such costs will continue to be substantial so long as these matters are pending.
The existing subordinated lenders claim to be entitled to payment and could take actions to attempt to collect such payment. We have received notices from Mr. Looney claiming that we are in default under our $400,000 one-year unsecured subordinated promissory note with Mr. Looney for the alleged nonpayment of principal and interest and that Optex is in default under its $2 million secured subordinated note with TWL Group, LP, an entity owned by Mr. Looney, for the alleged nonpayment of principal and interest. In addition, TWL Group alleges that the maturity date of Optex’s $2 million note was November 29, 2007 and that principal and interest was due on that date. While we do not agree with TWL Group’s allegations, there can be no assurance that TWL Group’s allegations will not be successful. If we are required to repay any material obligations to subordinated lenders prior to further improvement in our liquidity, it could place a significant strain on the our financial resources, may require us to raise additional funds and may make it difficult to obtain additional financing. If we are unable at such time to repay such obligation, it could expose us to a variety of remedies available to Longview and Alpha that may still be in effect, including foreclosure on the Company’s assets, and may expose the Company to any remedies that may be available to Mr. Looney and TWL Group.
The December 2006 refinancings, November 2007 restructuring of our senior and subordinated debt and the senior bridge financings in November 2008 through February 2009 have significantly increased the dilutive effect of our convertible securities. The December 2006 refinancing of our senior debt increased the amount of that obligation from approximately $5.9 million to $8.25 million at a slightly higher interest rate, all of which became due and payable in December 2009, pursuant to a November 2007 restructuring of this debt. The November 2007 restructuring of our debt also increased our total debt by approximately $1.1 million for a restructuring fee and contingently increased our debt by an additional approximate $1.1 million if we failed to retire our obligations to our senior lenders by December 2009. Furthermore, the conversion price of our convertible subordinated notes and the exercise price of related warrants was reduced in the December 2006 refinancing, pursuant to the notes’ and warrants’ price anti-dilution features, from $26.00 per share to $13.00 per share. Our retirement of approximately $4 million of principal and interest on our debt in April 2008 through the exchange of Term Notes for the issuance of convertible preferred stock also resulted in further adjustment of the exercise price of certain warrants related to our senior debt to $10.00 per share. Subsequent application of price anti-dilution features of warrants and convertible preferred stock have resulted in exercise or conversion prices ranging from $0.40 per share to $4.98 per share under existing securities. In April 2009, we issued additional convertible preferred shares that further diluted interests of existing stockholders. The number of new shares issuable pursuant to options, warrants, convertible notes and convertible preferred stock has increased to approximately 11.4 million shares as of March 29, 2009, which may act as an impediment to raising the necessary capital to meet our operating needs and maintain our listing on the Nasdaq Capital Market.

Our stock price could decline because of the potentially dilutive effect of future financings, preferred stock anti-dilution provisions or exercises of warrants and Common Stock options. Assuming conversion of all of our existing convertible securities and exercise in full of all options and warrants outstanding as of March 29, 2009, an additional approximate 11.4 million shares of our Common Stock would be outstanding, as compared to the approximately 6.0 million shares of our Common Stock that were issued and outstanding at that date. Since the start of fiscal 2006 through March 29, 2009, we have issued approximately 4.1 million shares of our Common Stock, largely to fund our operations and to acquire the remaining 30% interest in Optex, resulting in significant dilution to our existing stockholders. On August 26, 2008, pursuant to approval of our stockholders, we amended our Certificate of Incorporation to increase our authorized Common Stock issuable for any purpose from 80,000,000 shares to 150,000,000 shares, which further increases the potential for significant dilution to our existing stockholders. Our secured bridge note financing in November 2008 through February 2009 resulted in the automatic application of price anti-dilution features in our existing securities, which in conjunction with other issuances, substantially increased the potential fully diluted number of shares of our Common Stock to a number in excess of 17 million. The Series A-2 convertible preferred shares that we issued in April 2009 in exchange for cancellation of $1 million of debt as well as the shares of Common Stock issued to Bridge Investors and Bridge Exchange Investors in April 2009 further diluted interests of existing stockholders, such that our potential fully diluted number of shares of our Common Stock after the Series A-2 issuance is nearly 22 million. Any additional equity or convertible debt financings in the future could result in further dilution to our stockholders. Existing stockholders also will suffer significant dilution in ownership interests and voting rights and our stock price could decline as a result of potential future application of price anti-dilution features of our Series A-1 and Series A-2 Stock and certain warrants, if not waived.
Significant sales of our Common Stock in the public market will cause our stock price to fall. After giving effect to the 2008 Reverse Stock Split, the average trading volume of our shares in December 2008 was only approximately 7,100 shares per day, compared to the approximately 6.0 million shares outstanding and the additional approximate 11.4 million shares outstanding on a fully diluted basis at March 29, 2009. Other than volume limitations imposed on our affiliates, most of the issued shares of our Common Stock are freely tradable. If the holders of the freely tradable shares were to sell a significant amount of our Common Stock in the public market, the market price of our Common Stock would likely decline. If we raise additional capital in the future through the sale of shares of our Common Stock to private investors, we may, subject to existing restrictions lapsing or being waived, agree to register these shares for resale on a registration statement as we have done in the past. Upon registration, these additional shares would become freely tradable once sold in the public market, assuming the prospectus delivery and other requirements were met by the sellers, and, if significant in amount, such sales could further adversely affect the market price of our Common Stock. The sale of a large number of shares of our Common Stock also might make it more difficult for us to sell equity or equity-related securities in the future at a time and at the prices that we deem appropriate.
Our 2008 Reverse Stock Split has had and may continue to have a material adverse effect on our market capitalization. While our 2008 Reverse Stock Split temporarily addressed Nasdaq’s minimum bid price standard, our market capitalization as of March 29, 2009 dropped to only approximately $1.8 million and our market float decreased considerably. Adverse market reaction to the split may have contributed to the decline in our market capitalization that we have recently experienced. Such reaction and reduced market float and sales volume may result in further material adverse impact to our market capitalization and the market price of our Common Stock.

We have historically generated substantial losses, which, if continued, could make it difficult to fund our operations or successfully execute our business plan, and could adversely affect our stock price. Since our inception, we have generated net losses in most of our fiscal periods. We experienced a net loss of approximately $21.6 million in fiscal 2008, including the non-recurring charges associated with the Optex Asset Sale. Had it not been for the non-recurring gain from the Patent Sale and License, we would have experienced a substantial net loss in the first half of fiscal 2009. We experienced a net loss of approximately $22.1 million in fiscal 2007, including the effect of approximately $4.4 million of debt extinguishment expenses resulting from the December 2006 refinancing of our debt and approximately $5.0 million of imputed non-cash interest expense resulting from debt discounts recorded in the fiscal year due to that refinancing and our July 2007 promissory note financing. We experienced net losses of approximately $8.4 million in fiscal 2006, including the effect recorded in that fiscal year of our December 2006 debt refinancing. We cannot assure you that we will be able to achieve or sustain profitability on a quarterly or annual basis in the future. In addition, because we have significant expenses that are fixed or difficult to change rapidly, we generally are unable to reduce expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. In addition, our present level of contract research and development revenue makes us dependent on support from subcontractors to meet our operating plans and susceptible to losses when such support is delayed. Such factors could cause us to continue to experience net losses in future periods, which will make it difficult to fund our operations and achieve our business plan, and could cause the market price of our Common Stock to decline.
Our government-funded research and development business depends on a limited number of customers, and if any of these customers terminate or reduce their contracts with us, or if we cannot obtain additional government contracts in the future, our revenues will decline and our results of operations will be adversely affected. For fiscal 2007, approximately 36% of our total revenues were generated from research and development contracts with the U.S. Air Force, approximately 17% of our total revenues were generated from research and development contracts with SAIC, Inc., a government contractor, and approximately 16% of our total revenues were generated from research and development contracts with the U.S. Army. For fiscal 2008, approximately 32% of our total revenues were generated from research and development contracts with the U.S. Air Force and approximately 19% of our total revenues were generated from research and development contracts with SAIC. For the first half of fiscal 2009, approximately 28% of our total revenues were generated from research and development contracts with the U.S. Air Force and approximately 14% of our total revenues were generated from research and development contracts with the U.S. Army. Although we ultimately plan to shift our focus to include the commercialization of our technology, we expect to continue to be dependent upon research and development contracts with federal agencies and their contractors for a substantial portion of our revenues for the foreseeable future. Our dependency on a few contract sources increases the risks of disruption in this area of our business or significant fluctuations in quarterly revenue, either of which could adversely affect our consolidated revenues and results of operations.
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
If we are not able to commercialize our technology, we may not be able to increase our revenues or achieve or sustain profitability. Since commencing operations, we have developed technology, principally under government research contracts, for various defense-based applications. However, since our margins on government contracts are generally limited, and our revenues from such contracts are tied to government budget cycles and influenced by numerous political and economic factors beyond our control, and are subject to our ability to win additional contracts, our long-term prospects of realizing significant returns from our technology or achieving and maintaining profitability will likely also require penetration of commercial markets. In prior years, we have made significant investments to commercialize our technologies without significant success. These efforts included the purchase and later shut down of a manufacturing line co-located at an IBM facility, the formation of the Novalog, MSI, Silicon Film, RedHawk and iNetWorks subsidiaries and the development of various stacked-memory products intended for commercial markets in addition to military and aerospace applications. While these investments developed new revenue sources, they have not resulted in consolidated profitability to date, other than the profit realized from the Patent Sale and License, and a majority of our total revenues for fiscal 2006, fiscal 2007, fiscal 2008 and the first half of fiscal 2009 were still generated from governmental customers. The Optex Asset Sale has eliminated a substantial future contributor to our consolidated revenues.
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

If we fail to scale our operations appropriately in response to revenue changes, the Optex Asset Sale and changes in demand, we may be unable to meet competitive challenges or exploit potential market opportunities, and our business could be materially and adversely affected. After giving effect to Optex as a discontinued operation, our consolidated total revenues in fiscal 2006, fiscal 2007 and fiscal 2008 and the first half of fiscal 2009 were $18.1 million, $20.4 million, $16.7 million and $5.6 million, respectively. In order to absorb the recurring expenses of a publicly reporting company, we will need to materially grow our consolidated total revenues and/or substantially reduce our operating expenses. Such changes are expected to place a significant strain on our management personnel, infrastructure and resources. To implement our current business and product plans, we will need to expand, train, manage and motivate our workforce, and expand our operational and financial systems, as well as our manufacturing and service capabilities. All of these endeavors will require substantial management effort and additional capital. If we are unable to effectively manage changes in our operations, we may be unable to scale our business quickly enough to meet competitive challenges or exploit potential market opportunities, and our current or future business could be materially and adversely affected.
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
Our stock price has been subject to significant volatility. You may not be able to sell your shares of Common Stock at or above the price you paid for them. The trading price of our Common Stock has been subject to wide fluctuations in the past. Since January 2000, our Common Stock has traded at prices as low as $0.11 per share in March 2009 and as high as $3,750.00 per share in January 2000 (after giving effect to two reverse stock splits). The current market price of our Common Stock may not increase in the future. As such, you may not be able to resell your shares of Common Stock at or above the price you paid for them. The market price of the Common Stock could continue to fluctuate or decline in the future in response to various factors, including, but not limited to:
•	the outcome of our hearing before the Nasdaq Hearing Panel regarding Nasdaq’s delisting determination;

•	quarterly variations in operating results;

•	government budget reallocations or delays in or lack of funding for specific projects;
•	our ability to control costs and improve cash flow;
•	our ability to introduce and commercialize new products and achieve broad market acceptance for our products;
•	announcements of technological innovations or new products by us or our competitors;
•	our ability to win additional research and development contracts;
•	our cash resources and ability to raise additional funding and repay indebtedness;
•	changes in investor perceptions;
•	economic and political instability, including acts of war, terrorism and continuing international conflicts; and
•	changes in earnings estimates or investment recommendations by securities analysts.
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
Our Patent Sale and License has removed barriers to competition. We sold most of our patents pursuant to the Patent Sale and License. Although we retain a worldwide, royalty-free, non-exclusive license to use the patented technology that we sold in our business, the purchaser of our patent assets is entitled to use those patents for any purpose, including possible competition with us. We treat technical data as confidential and generally rely on internal nondisclosure safeguards, including confidentiality agreements with employees, and on laws protecting trade secrets, to protect our proprietary information and maintain barriers to competition. However, we cannot assure you that these measures will adequately protect the confidentiality of our proprietary information or that others will not independently develop products or technology that are equivalent or superior to ours.
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

Enforcing and protecting patents and other proprietary information can be costly. If we are not able to adequately protect or enforce our proprietary information or if we become subject to infringement claims by others, our business, results of operations and financial condition may be materially adversely affected. We may need to engage in future litigation to enforce our future intellectual property rights or the rights of our customers, to protect our trade secrets or to determine the validity and scope of proprietary rights of others, including our customers. The purchaser of out patents may choose to be more aggressive in pursuing its rights with respect to these patents, which could lead to significant litigation and possible attempts by others to invalidate such patents. If such attempts are successful, we might not be able to use this technology in the future. We also may need to engage in litigation in the future to enforce patent rights with respect to future patents. In addition, we may receive in the future communications from third parties asserting that our products infringe the proprietary rights of third parties. We cannot assure you that any such claims would not result in protracted and costly litigation. Any such litigation could result in substantial costs and diversion of our resources and could materially and adversely affect our business, financial condition and results of operations. Furthermore, we cannot assure you that we will have the financial resources to vigorously defend our proprietary information.
Our proprietary information and other intellectual property rights are subject to government use which, in some instances, limits our ability to capitalize on them. Whatever degree of protection, if any, is afforded to us through patents, proprietary information and other intellectual property generally will not extend to government markets that utilize certain segments of our technology. The government has the right to royalty-free use of technologies that we have developed under government contracts, including portions of our stacked circuitry technology. While we are generally free to commercially exploit these government-funded technologies, and we may assert our intellectual property rights to seek to block other non-government users of the same, we cannot assure you that we will be successful in our attempts to do so.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
As previously disclosed, on February 13, 2009, we issued 339,800 shares of our common stock to an accredited investor, one of our service providers, in consideration of $112,100 owed by us to such service provider for past services rendered. We determined that the above-described sale of shares of common stock is exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering. The service provider represented that it is an accredited investor, as that term is defined in Regulation D, and that it has acquired the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof.
On April 17 and April 27, 2009, we issued an aggregate of 200,000 shares of common stock to an accredited institutional investor upon such investor’s conversion of $80,000 of the stated value of Series A-1 Stock, and on April 29, April 30, May 4 and May 8, 2009, we issued an aggregate of 81,250 shares of common stock to another accredited institutional investor upon such investor’s conversion of $32,500 of the stated value of Series A-1 Stock. These issuances represent less than 5% of the Company’s outstanding shares of common stock in the aggregate. The above-described sales of shares of common stock were determined to be exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering. Each investor represented that it is an accredited investor, as that term is defined in Regulation D, and that it has acquired the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
As previously disclosed, the Irvine Sensors Corporation 2006 Omnibus Incentive Plan was amended and restated, upon stockholder approval which was obtained on March 31, 2009, to increase the number of shares of Common Stock reserved for issuance thereunder by 500,000 shares, which share reservation shall automatically increase at the beginning of each fiscal year by the lesser of 1,250,000 shares and 5% of the outstanding Common Stock, and to make certain other technical changes.
Item 6. Exhibits

3.1	Certificate of Incorporation of the Company, as amended. (1)

3.2	By-laws, as amended and currently in effect. (2)

3.3
Certificate of Elimination of the Series B Convertible Cumulative Preferred Stock, Series C Convertible Cumulative Preferred Stock, Series D Convertible Preferred Stock and Series E Convertible Preferred Stock. (3)

3.4		Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series A-1 10% Cumulative Convertible Preferred Stock. (4)

3.5		Certificate of Amendment of Certificate of Incorporation to increase the authorized shares of the Corporation’s Common Stock and the authorized shares of the Corporation’s Preferred Stock. (16)

3.6		Certificate of Amendment of Certificate of Incorporation to reclassify, change, and convert each ten (10) outstanding shares of the Corporation’s Common Stock into one (1) share of Common Stock. (17)

3.7		Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series A-2 10% Cumulative Convertible Preferred Stock. (18)

10.1		Memorandum of Understanding for Settlement and Debt Conversion Agreement among the Company, Optex and the Lenders dated September 19, 2008. (5)

10.2		Form of Subscription Agreement for Secured Promissory Notes for Private Placement. (6)

10.3		Forms of Secured Promissory Notes for Private Placement. (7)

10.4		Security Agreement for Private Placement. (8)

10.5		Collateral Agent Agreement for Private Placement. (9)

10.6		Intercreditor Agreement for Private Placement. (10)

10.7		Form of Warrant to Purchase Common Stock issued to J.P. Turner & Company, LLC pursuant to Private Placement. (11)

10.8	†	Patent Purchase Agreement as amended March 18, 2009 by and between the Company and Aprolase Development Co., LLC. (12)

10.9		Lien Release Agreement dated March 18, 2009 and Release of Security Interest by and among the Company, Longview Fund, LP and Alpha Capital Anstalt. (13)

10.10		Form of Lien Release Agreement dated March 18, 2009 and Release of Security Interest by and among the Company and the Bridge Investors. (14)

10.11		Subscription Agreement dated March 18, 2009 by and among the Company, Longview Fund, LP and Alpha Capital Anstalt. (15)

10.12	†	Patent License Agreement dated as of March 18, 2009 by and between the Company and Aprolase Development Co., LLC.

10.13		Irvine Sensors Corporation Amended and Restated 2006 Omnibus Incentive Plan.

31.1		Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32		Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003.

(2)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on September 21, 2007.

(3)	Incorporated by reference to Exhibit 3.3 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on April 18, 2008.

(4)	Incorporated by reference to Exhibit 3.4 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on April 18, 2008.

(5)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 8-K as filed with the SEC on September 22, 2008.

(6)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 16, 2008 and Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on February 9, 2009.

(7)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 16, 2008 and Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on February 9, 2009.

(8)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 16, 2008.

(9)	Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 16, 2008.

(10)	Incorporated by reference to Exhibit 10.5 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 16, 2008.

(11)	Incorporated by reference to Exhibit 10.6 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 9, 2009.

(12)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on March 24, 2009.

(13)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on March 24, 2009.

(14)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on March 24, 2009.

(15)	Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on March 24, 2009.

(16)	Incorporated by reference to Exhibit 3.5 to the Registrant’s Current Report on Form 8-K filed on August 27, 2008.

(17)	Incorporated by reference to Exhibit 3.6 to the Registrant’s Current Report on Form 8-K filed on August 27, 2008.

(18)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on March 24, 2009.

†	Confidential treatment was requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions were omitted from this exhibit and filed separately with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Irvine Sensors Corporation (Registrant)
Date: May 13, 2009	By:	/s/ John J. Stuart, Jr.
John J. Stuart, Jr.
Chief Financial Officer (Principal Financial and Chief Accounting Officer)

Exhibit Index

3.1		Certificate of Incorporation of the Company, as amended. (1)

3.2		By-laws, as amended and currently in effect. (2)

3.3
Certificate of Elimination of the Series B Convertible Cumulative Preferred Stock, Series C Convertible Cumulative Preferred Stock, Series D Convertible Preferred Stock and Series E Convertible Preferred Stock. (3)

3.4		Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series A-1 10% Cumulative Convertible Preferred Stock. (4)

3.5		Certificate of Amendment of Certificate of Incorporation to increase the authorized shares of the Corporation’s Common Stock and the authorized shares of the Corporation’s Preferred Stock. (16)

3.6		Certificate of Amendment of Certificate of Incorporation to reclassify, change, and convert each ten (10) outstanding shares of the Corporation’s Common Stock into one (1) share of Common Stock. (17)

3.7		Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series A-2 10% Cumulative Convertible Preferred Stock. (18)

10.1		Memorandum of Understanding for Settlement and Debt Conversion Agreement among the Company, Optex and the Lenders dated September 19, 2008. (5)

10.2		Form of Subscription Agreement for Secured Promissory Notes for Private Placement. (6)

10.3		Forms of Secured Promissory Notes for Private Placement. (7)

10.4		Security Agreement for Private Placement. (8)

10.5		Collateral Agent Agreement for Private Placement. (9)

10.6		Intercreditor Agreement for Private Placement. (10)

10.7		Form of Warrant to Purchase Common Stock issued to J.P. Turner & Company, LLC pursuant to Private Placement. (11)

10.8	†	Patent Purchase Agreement as amended March 18, 2009 by and between the Company and Aprolase Development Co., LLC. (12)

10.9		Lien Release Agreement dated March 18, 2009 and Release of Security Interest by and among the Company, Longview Fund, LP and Alpha Capital Anstalt. (13)

10.10		Form of Lien Release Agreement dated March 18, 2009 and Release of Security Interest by and among the Company and the Bridge Investors. (14)

10.11		Subscription Agreement dated March 18, 2009 by and among the Company, Longview Fund, LP and Alpha Capital Anstalt. (15)

10.12	†	Patent License Agreement dated as of March 18, 2009 by and between the Company and Aprolase Development Co., LLC.

10.13		Irvine Sensors Corporation Amended and Restated 2006 Omnibus Incentive Plan.

31.1		Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32		Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003.

(2)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on September 21, 2007.

(3)	Incorporated by reference to Exhibit 3.3 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on April 18, 2008.

(4)	Incorporated by reference to Exhibit 3.4 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on April 18, 2008.

(5)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 8-K as filed with the SEC on September 22, 2008.

(6)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 16, 2008 and Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on February 9, 2009.

(7)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 16, 2008 and Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on February 9, 2009.

(8)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 16, 2008.

(9)	Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 16, 2008.

(10)	Incorporated by reference to Exhibit 10.5 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 16, 2008.

(11)	Incorporated by reference to Exhibit 10.6 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 9, 2009.

(12)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on March 24, 2009.

(13)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on March 24, 2009.

(14)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on March 24, 2009.

(15)	Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on March 24, 2009.

(16)	Incorporated by reference to Exhibit 3.5 to the Registrant’s Current Report on Form 8-K filed on August 27, 2008.

(17)	Incorporated by reference to Exhibit 3.6 to the Registrant’s Current Report on Form 8-K filed on August 27, 2008.

(18)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on March 24, 2009.

†	Confidential treatment was requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions were omitted from this exhibit and filed separately with the Securities and Exchange Commission.