Form 10-Q
period 2009-06-28
IRVINE SENSORS CORP/DE/
filed 2009-08-05
CIK 357108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 3, 2009, there were 8,025,458 shares of common stock outstanding.

IRVINE SENSORS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL PERIOD ENDED JUNE 28, 2009
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
IRVINE SENSORS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 28, 2009	September 28, 2008
Assets
Current assets:
Cash and cash equivalents	$79,700	$638,600
Restricted cash	46,300	41,700
Accounts receivable, net of allowance for doubtful accounts of $15,000 and $15,000, respectively	1,011,700	662,400
Unbilled revenues on uncompleted contracts, net of allowance of $0 and $18,400, respectively	599,300	1,279,700
Inventory, net	1,355,600	1,126,900
Prepaid expenses and other current assets	170,700	64,800
Current assets of discontinued operations	—	7,494,700

Total current assets	3,263,300	11,308,800
Property and equipment, net	3,241,400	4,328,300
Intangible assets, net	85,600	1,005,500
Deferred costs	—	260,100
Deposits	37,500	101,000
Non-current assets of discontinued operations	—	5,880,300

Total assets	$6,627,800	$22,884,000

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,328,200	$4,047,100
Accrued expenses	3,449,600	4,595,200
Accrued estimated loss on contracts	—	144,500
Advance billings on uncompleted contracts	155,000	21,900
Advances against accounts receivable	448,200	—
Deferred revenue	270,000	385,000
Income taxes payable	8,200	14,400
Restructured debt, net of discounts	—	11,788,800
Promissory note payable	400,000	400,000
Subordinated term loan	2,000,000	2,000,000
Capital lease obligations — current portion	17,000	29,100
Current liabilities of discontinued operations	—	4,009,600

Total current liabilities	8,076,200	27,435,600
Restructured debt, net of discounts	188,400	—
Deferred interest	18,400	—
Executive Salary Continuation Plan liability	3,391,600	3,484,800
Capital lease obligations, less current portion	—	11,200
Minority interest in consolidated subsidiaries	324,400	411,600

Total liabilities	11,999,000	31,343,200

Commitments and contingencies (Note 12)
Stockholders’ deficit:
Preferred stock, $0.01 par value, 1,000,000 and 500,000 shares authorized, respectively; 146,900 and 126,000 shares issued and outstanding, respectively (1)	1,500	1,300
Common stock, $0.01 par value, 150,000,000 and 80,000,000 shares authorized, respectively; 8,023,300 and 3,557,200 shares issued and outstanding, respectively (1)	80,200	35,600
Common stock warrants, 1,187,800 and 717,900 warrants outstanding, respectively (1)	—	—
Prepaid stock-based compensation	(187,500)	—
Common stock held by Rabbi Trust	(1,169,600)	(1,214,100)
Deferred compensation liability	1,169,600	1,214,100
Paid-in capital	162,479,500	159,717,800
Accumulated deficit	(167,744,900)	(168,213,900)

Total stockholders’ deficit	(5,371,200)	(8,459,200)

	$6,627,800	$22,884,000

(1)	Amounts of preferred stock, common stock and warrants issued and outstanding have been rounded to nearest one hundred (100).
See Accompanying Condensed Notes to Consolidated Financial Statements.

IRVINE SENSORS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
Revenues:
Contract research and development revenue	$2,508,500	$4,189,900	$7,247,000	$11,266,100
Product sales	262,700	482,000	1,099,400	2,385,900
Other revenue	3,300	8,000	12,800	20,500

Total revenues	2,774,500	4,679,900	8,359,200	13,672,500

Cost and expenses:
Cost of contract research and development revenue	1,705,200	3,176,800	5,651,100	8,868,300
Cost of product sales	323,000	332,400	1,110,800	1,775,300
General and administrative expense	2,862,500	2,439,400	6,982,200	7,012,600
Research and development expense	531,300	454,600	1,318,000	1,094,700

Total costs and expenses	5,422,000	6,403,200	15,062,100	18,750,900
Gain on sale or disposal of assets	8,000	314,800	8,640,800	315,600

Income (loss) from operations	(2,639,500)	(1,408,500)	1,937,900	(4,762,800)
Interest expense	(218,400)	(1,464,600)	(1,458,100)	(4,847,400)
Other income	5,000	900	51,700	1,900

Income (loss) from continuing operations before minority interest and provision for income taxes	(2,852,900)	(2,872,200)	531,500	(9,608,300)
Minority interest in income of subsidiaries	—	100	100	200
Credit (provision) for income taxes	308,000	(4,300)	(121,000)	(19,300)

Income (loss) from continuing operations	(2,544,900)	(2,876,400)	410,600	(9,627,400)

Discontinued operations:
Income (loss) from operations of discontinued operations	—	267,100	58,400	(162,300)

Net income (loss)	$(2,544,900)	$(2,609,300)	$469,000	$(9,789,700)

Basic net income (loss) per common share information
From continuing operations	$(0.35)	$(0.97)	$0.01	$(3.33)
From discontinued operations	—	0.09	0.01	(0.06)

Basic net income (loss) per common share	$(0.35)	$(0.88)	$0.02	$(3.39)

Diluted net income (loss) per common share information
From continuing operations	$(0.35)	$(0.97)	$0.01	$(3.33)
From discontinued operations	—	0.09	0.01	(0.06)

Diluted net income (loss) per common share	$(0.35)	$(0.88)	$0.02	$(3.39)

Weighted average number of common shares outstanding	7,708,400	3,059,000	6,257,000	2,917,100

See Accompanying Condensed Notes to Consolidated Financial Statements.

IRVINE SENSORS CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Common
					Stock				Total
	Preferred Stock		Common Stock		Warrants	Prepaid			Stockholders’
	Shares Issued (11)		Shares Issued (1)		Issued (1)	Stock-Based	Paid-in	Accumulated	Equity
	Number	Amount	Number	Amount	Number	Compensation	Capital	Deficit	(Deficit)
Balance at September 30, 2007	—	$—	2,684,300	$26,800	614,500	$—	$151,105,500	$(146,655,000)	$4,477,300
Common stock issued to employee retirement plans	—	—	522,300	5,300	—	(1,499,000)	1,606,600	—	112,900
Common stock and warrants issued to pay operating expenses	—	—	162,100	1,600	50,000	—	1,444,500	—	1,446,100
Stock-based compensation expense — vested stock	—	—	41,800	400	—	—	234,500	—	234,900
Common stock options exercised	—	—	53,200	500	—	—	830,500	—	831,000
Additional common stock warrants issued under anti-dilution provisions	—	—	—	—	71,700	—	—	—	—
Common stock warrants expired	—	—	—	—	(18,300)	—	—	—	—
Preferred stock issued to pay interest	39,600	400	—	—	—	—	1,188,100	—	1,188,500
Preferred stock issued to retire debt	93,700	900	—	—	—	—	2,810,600	—	2,811,500
Common stock issued upon conversion of preferred stock	(7,300)	—	73,300	800	—	—	(800)	—	—
Stock-based compensation expense — options	—	—	—	—	—	—	251,200	—	251,200
Amortization of deferred stock-based compensation	—	—	—	—	—	—	247,300	—	247,300
Issuance of nonvested stock	—	—	20,200	200	—	—	(200)	—	—
Amortization of employee retirement plan contributions	—	—	—	—	—	1,499,000	—	—	1,499,000
Net loss	—	—	—	—	—	—	—	(21,558,900)	(21,558,900)

Balance at September 28, 2008	126,000	1,300	3,557,200	35,600	717,900	—	159,717,800	(168,213,900)	(8,459,200)
Common stock issued to employee retirement plans	—	—	1,785,700	17,900	—	(750,000)	732,100	—	—
Common stock issued to pay operating expenses	—	—	1,215,400	12,100	—	—	490,900	—	503,000
Stock-based compensation expense — vested stock	—	—	1,600	—	—	—	600	—	600
Common stock warrants issued	—	—	—	—	299,300	—	92,100	—	92,100
Additional common stock warrants issued under anti-dilution provisions	—	—	—	—	230,500	—	—	—	—
Common stock warrants expired	—	—	—	—	(59,900)	—	—	—	—
Stock-based compensation expense — options	—	—	—	—	—	—	25,600	—	25,600
Preferred stock issued to retire debt	25,000	300	—	—	—	—	999,700	—	1,000,000
Common stock issued upon conversion of preferred stock	(4,100)	(100)	306,300	3,100	—	—	(3,000)	—	—
Common stock issued to convert debt	—	—	1,089,000	10,800	—	—	337,600	—	348,400
Amortization of deferred stock-based compensation	—	—	—	—	—	—	86,800	—	86,800
Issuance of nonvested stock	—	—	70,400	700	—	—	(700)	—	—
Forfeiture of nonvested stock	—	—	(2,300)	—	—	—	—	—	—
Amortization of employee retirement plan contributions	—	—	—	—	—	562,500	—	—	562,500
Net income	—	—	—	—	—	—	—	469,000	469,000

Balance at June 28, 2009 (Unaudited)	146,900	$1,500	8,023,300	$80,200	1,187,800	$(187,500)	$162,479,500	$(167,744,900)	$(5,371,200)

(1)	Amounts of preferred stock, common stock and warrants issued have been rounded to nearest one hundred (100).
See Accompanying Condensed Notes to Consolidated Financial Statements.

IRVINE SENSORS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 Weeks Ended
	June 28, 2009	June 29, 2008
Cash flows from operating activities:
Net income (loss)	$469,000	$(9,789,700)
Add back (income) loss from discontinued operations	(58,400)	162,300

Income (loss) from continuing operations	410,600	(9,627,400)
Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities:
Depreciation and amortization	1,398,600	1,590,100
Provision for allowance for inventory valuation	121,000	—
Non-cash interest expense	829,200	2,990,000
Non-cash employee retirement plan contributions	562,500	1,124,400
Gain on sale or disposal of assets	(8,640,800)	(315,600)
Minority interest in net loss of subsidiaries	(100)	(200)
Common stock issued to pay operating expenses	503,000	1,446,100
Non-cash stock based compensation	112,900	573,600
Decrease (increase) in accounts receivable	(349,300)	502,700
Decrease (increase) in unbilled revenues on uncompleted contracts	680,400	(90,900)
Increase in inventory	(349,700)	(300,700)
Increase in prepaid expenses and other current assets	(105,900)	(89,200)
Decrease (increase) in other assets	63,500	(35,200)
(Decrease) increase in accounts payable and accrued expenses	(2,665,700)	2,188,200
Decrease in accrued estimated loss on contracts	(144,500)	(200,100)
(Decrease) increase in income taxes payable	(13,100)	2,200
Decrease in Executive Salary Continuation Plan liability	(93,200)	(99,800)
Increase (decrease) in advance billings on uncompleted contracts	133,100	(334,100)
Decrease in deferred revenue	(115,000)	(86,000)

Total adjustments	(8,073,100)	8,865,500

Net cash used in operating activities	(7,662,500)	(761,900)

Cash flows from investing activities:
Property and equipment expenditures	(62,500)	(785,800)
Gross proceeds from sale of fixed assets and intangibles	9,500,000	—
Transfer of fixed asset from contract expense	(43,000)	438,100
Acquisition and costs related to patents	(145,500)	(85,500)
Increase in restricted cash	(4,600)	(1,200)

Net cash provided by (used in) investing activities	9,244,400	(434,400)

Cash flows from financing activities:
Principal payments of notes payable	(3,063,700)	—
Proceeds from senior promissory notes	1,000,000	—
Debt issuance costs paid	(227,000)	—
Proceeds from options and warrants exercised	—	831,100
Proceeds from advances against accounts receivable	448,200	—
Principal payments of capital leases	(23,300)	(35,600)

Net cash (used in) provided by financing activities	(1,865,800)	795,500

Cash flows from discontinued operations:
Net cash used in operating activities	(275,000)	(9,000)

Net decrease in cash and cash equivalents	(558,900)	(409,800)
Cash and cash equivalents at beginning of period	638,600	937,600

Cash and cash equivalents at end of period	$79,700	$527,800

Non-cash investing and financing activities:
Non-cash debt conversion to common stock	$330,000	$—
Non-cash interest conversion to common stock	$18,500	$—
Non-cash debt conversion to preferred stock	$1,000,000	$2,811,500
Non-cash interest conversion to preferred stock	$—	$1,188,500
Supplemental cash flow information:
Cash paid for interest	$283,600	$8,200
Cash paid for income taxes	$91,700	$17,000
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
The consolidated financial information for the 13-week and 39-week periods ended June 28, 2009 and June 29, 2008 included herein is unaudited but includes all normal recurring adjustments which, in the opinion of management of the Company, are necessary to present fairly the consolidated financial position of the Company at June 28, 2009 and the results of its operations and its cash flows for the 13-week and 39-week periods ended June 28, 2009 and June 29, 2008.
On October 14, 2008, substantially all of the assets of Optex Systems, Inc. (“Optex”), a Texas corporation and a wholly-owned subsidiary of ISC, were sold pursuant to a UCC public foreclosure sale (the “Optex Asset Sale”). The Optex Asset Sale was completed as contemplated by a binding Memorandum of Understanding for Settlement and Debt Conversion Agreement dated September 19, 2008 (the “MOU”) between the Company and its senior lenders, Longview Fund, L.P. (“Longview”) and Alpha Capital Anstalt (“Alpha”). Longview and Alpha are sometimes collectively referred to as the “Lenders.” As agreed to in the MOU, Optex Systems, Inc., a Delaware corporation controlled by the Lenders (“Optex-Delaware”), credit bid $15 million in this UCC public foreclosure sale, and its offer was the winning bid. As a result, $15 million of the Company’s aggregate indebtedness to the Lenders was extinguished. All the Company’s financial statements and notes and schedules thereto give effect to this event and report Optex as a discontinued operation for both the current and prior fiscal periods.
The consolidated financial information as of September 28, 2008 included herein has been derived from the Company’s audited consolidated financial statements as of, and for the fiscal year ended, September 28, 2008.
Description of Business
The Company is a vision systems company enabled by technology for three-dimensional packaging of electronics and manufacturing of electro-optical products. The Company designs, develops, manufactures and sells vision systems, miniaturized electronic products and higher level systems incorporating such products for defense, security and commercial applications. The Company also performs customer-funded contract research and development related to these systems and products, mostly for U.S. government customers or prime contractors. Most of the Company’s historical business relates to the application of its technologies for stacking either packaged or unpackaged semiconductors into more compact three-dimensional forms, which the Company believes offer volume, power, weight and operational advantages over competing packaging approaches, and which the Company believes allows it to offer higher level products with unique operational features.

None of the Company’s subsidiaries accounted for more than 10% of the Company’s total assets at June 28, 2009 or had separate employees or facilities at such date.
Summary of Significant Accounting Policies
Consolidation. The consolidated financial statements include the accounts of ISC and its subsidiaries, Optex, MicroSensors, Inc. (“MSI”), RedHawk Vision Systems, Inc. and iNetWorks Corporation. All significant intercompany transactions and balances have been eliminated in the consolidation.
Reverse Stock Split. On August 26, 2008, the Company effected a 1-for-10 reverse split of the Company’s common stock (the “2008 Reverse Stock Split”). All references in these financial statements and schedules to the number of shares of common stock of the Company and related per share references have been restated to give effect to this reverse split.
Fiscal Periods. The Company’s fiscal year ends on the Sunday nearest September 30. Fiscal 2008 ended on September 28, 2008 and included 52 weeks. The fiscal year ending September 27, 2009 (“fiscal 2009”) will also include 52 weeks. The Company’s first three quarters of fiscal 2009 was the 39-week period ended June 28, 2009.
Subsequent Events. The Company evaluates events that occur subsequent to the balance sheet date of periodic reports, but before financial statements are issued for periods ending on such balance sheet dates, for possible adjustment to such financial statements or other disclosure. This evaluation generally occurs through the date at which the Company’s financial statements are electronically prepared for filing with the SEC. For the financial statements as of and for the periods ending June 28, 2009, this date was August 5, 2009.
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
During the 39 weeks ended June 28, 2009, the Company’s accrued estimated loss on contracts decreased $144,500, from $144,500 to $0. This decrease reflects a change in the Company’s aggregate estimate (excluding contingencies), which management believes reflects ETCs for contracts in progress based on their completion status at June 28, 2009 and current and future technical requirements under the program contracts.
Revenues. The Company derives revenue from contract research and development, as well as from product sales. Revenues derived from contracts to develop prototypes and provide research, development, design, testing and evaluation of complex detection and control defense systems were the principal contributor to total revenues in the first 39 weeks of fiscal 2009 and fiscal 2008. The Company’s research and development contracts are usually cost reimbursement plus fixed fee, fixed price level of effort or occasionally firm fixed price. The Company’s cost reimbursement plus fixed fee research and development contracts require the Company’s good faith performance of a statement of work within overall budgetary constraints, but with latitude as to resources utilized. The Company’s fixed price level of effort research and development contracts require the Company to deliver a specified number of labor hours in the performance of a statement of work. The Company’s firm fixed price research and development contracts require the Company to deliver specified items of work independent of resources utilized to achieve the required deliverables. Revenues for all types of research and development contracts are recognized as costs are incurred and include applicable fees or profits primarily in the proportion that costs incurred bear to estimated final costs. Costs and estimated earnings in excess of billings under government research and development contracts are accounted for as unbilled revenues on uncompleted contracts, stated at estimated realizable value and are expected to be realized in cash within one year.
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

Revenues derived from product sales in the 39 weeks ended June 28, 2009 and June 29, 2008 were primarily the result of shipments of stacked chip products, largely memory stacks, and sales of the Company’s miniaturized camera products, including both infrared viewers and visible spectrum cameras. Production orders for the Company’s products are generally priced in accordance with established price lists. Memory stack products and visible spectrum cameras are primarily shipped to original equipment manufacturers (“OEMs”). Infrared viewers are both subsystem and system level products for shipment to either OEMs or to end user customers, initially for military applications. Revenues are recorded when products are shipped, provided that the following conditions are met:
•	there are no unfulfilled contingencies associated with the sale;

•	the Company has a sales contract or purchase order with the customer; and

•	the Company is reasonably assured that the sales price can be collected.
The absence of any of these conditions, including the lack of shipment, would cause revenue recognition to be deferred. Terms are Freight on Board (“FOB”) shipping point.
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
Advances Against Accounts Receivable. From time-to-time, the Company engages in accounts receivables financing or factoring. When such arrangements involve full-recourse agreements with lenders, the advances received by the Company are recorded as current liabilities and the gross amount of the financed or factored receivables are included in current accounts receivables.
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
During the 13-week and 39-week periods ended June 28, 2009, the Company granted options to purchase 110,000 and 122,000 shares of its common stock, respectively. During the 13-week and 39-week periods ended June 29, 2008, the Company granted options to purchase 0 and 121,000 shares of its common stock, respectively. The following assumptions were used for the valuation of the grants in the 13-week and 39-week periods ended June 28, 2009 and June 29, 2008.

	13 Weeks Ended	39 Weeks Ended	13 Weeks Ended	39 Weeks Ended
	June 28, 2009	June 28, 2009	June 29, 2008	June 29, 2008
Risk free interest rate	1.93%	1.93%	—	4.04%
Expected life	2.5 years	2.5 years	—	5.63 years
Expected volatility	84.6%	84.6%	—	80.1%
Expected dividend yield	None	None	—	None
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
Previously granted options to purchase 71,900 shares of the Company’s common stock with a weighted average exercise price of $10.41 per share and a weighted average fair value of $0.32 per share were unvested as of June 28, 2009. Total stock-based compensation expense during the 13-week and 39-week periods ended June 28, 2009 was $58,300 and $113,000, respectively, of which $17,000 and $30,900, respectively, was charged to cost of contract research and development, and $41,300 and $82,100, respectively, was charged to general and administrative expense. Total stock-based compensation expense during the 13-week and 39-week periods ended June 29, 2008 was $50,100 and $573,500, respectively, of which $11,300 and $78,000 respectively, was charged to cost of contract research and development, and $38,800 and $495,500, respectively, was charged to general and administrative expense during such periods.
SFAS 123(R) requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. There were no tax benefits resulting from the exercise of stock options during the 13-week and 39-week periods ended June 28, 2009 and June 29, 2008.
The Company’s subsidiaries did not grant any options during the 13-week and 39-week periods ended June 28, 2009 and June 29, 2008.
The Company granted 70,400 shares and 68,100 shares of nonvested stock, respectively, net of 0 shares and 2,300 shares forfeited, respectively, in the 13-week and 39-week periods ended June 28, 2009. The Company cancelled 0 shares and 2,300 shares of nonvested stock due to forfeitures in the 13-week and 39-week periods ended June 28, 2009, respectively. During the 13-week periods ended June 28, 2009 and June 29, 2008, 2,600 and 10,800 previously issued nonvested shares, respectively, were vested. The Company did not grant any shares of nonvested stock in the 13-week period ended June 29, 2008. The Company granted 204,300 shares of nonvested stock, net of 49,800 shares forfeited, in the 39-week period ended June 29, 2008. During the 39-week periods ended June 28, 2009 and June 29, 2008, 5,400 and 5,700 previously issued nonvested shares, respectively, were vested. The Company granted 3,100 and 12,300 shares of vested stock, including vesting of 2,600 and 10,800 previously nonvested shares, respectively, valued at $41,500 and $63,400, in the 13-week and 39-week periods ended June 28, 2009, respectively. The Company granted 800 and 182,000 shares of vested stock, including vesting of 800 and 6,300 previously nonvested shares, valued at $16,000 and $1,483,800, in the 13-week and 39-week periods ended June 29, 2008, respectively.
The Company recognizes compensation expense on a straight-line basis over the vesting period of the option after consideration of the estimated forfeiture rate, which was 7% during fiscal 2008 and the 39-week period ended June 28, 2009. At June 28, 2009, the total compensation costs related to nonvested options not yet recognized was $6,000 and the weighted-average remaining vesting period of unvested options at June 28, 2009 was 0.7 years. Such amounts do not include the cost of new options that may be granted in future periods or any future changes in the Company’s forfeiture rate.

Accounting for Stock and Warrant-Based Operating Expense. Under the fair value based method, expense is recorded based on the fair value of common stock and warrants issued to service providers at the date of such issuance and is recognized over the vesting period. In the 13-week period ended June 28, 2009, the Company issued no shares of common stock to service providers. In the 39-week period ended June 28, 2009, 339,800 shares of common stock, valued at $112,100 were issued to a non-employee service provider as operating expense. In the 13-week and 39-week periods ended June 28, 2009, the Company issued no warrants to non-employee service providers as operating expense, although warrants were issued to an investment banker in connection with a financing. (See Notes 4 and 6 and “Warrant Valuation and Beneficial Conversion Feature” below). In the 13-week and 39-week periods ended June 29, 2008, 15,000 shares and 162,100 shares of common stock, respectively, valued at $39,000 and $1,216,100, respectively, were issued to non-employee service providers. (See Note 14). In the 13-week period ended June 29, 2008, the Company did not issue warrants to purchase shares of the Company’s common stock to non-employee service providers. In the 39-week period ended June 29, 2008, the Company issued a single five-year warrant to purchase up to 50,000 shares of the Company’s common stock to a non-employee service provider. (See Note 6).
Software Development and Purchased Software. At June 28, 2009, the Company had capitalized software of approximately $68,800, net of accumulated amortization of $2,325,800. The Company capitalizes software in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). SOP 98-1 requires that certain costs incurred, either from internal or external sources, be capitalized as part of intangible assets and amortized on a straight-line basis over the useful life of the software. Planning, training, support and maintenance costs incurred either prior to or following the implementation phase are recognized as expense in the period in which they occur. The Company evaluates the carrying values of capitalized software to determine if the carrying values are impaired, and, if necessary, the Company would recognize an impairment loss in the period in which the impairment occurred.
Goodwill and Other Intangible Assets. Goodwill represents the cost of acquired businesses in excess of fair value of the related net assets at acquisition. The Company does not amortize goodwill, but tests it annually, as of the first day of its fourth fiscal quarter and between annual testing periods if circumstances warrant, for impairment using a fair value approach. As a result of the Optex Asset Sale and the discontinuation of Optex’s operations, the Company determined that goodwill related to the Optex reporting unit had been impaired by approximately $7.2 million. Such impairment was recorded at September 28, 2008, and the impairment charge was presented in the loss on disposal of discontinued operations in the consolidated statements of operations for fiscal 2008. The remaining goodwill was reclassified into the non-current assets of discontinued operations at September 28, 2008 pending disposition pursuant to the Optex Asset Sale, which disposition occurred on October 14, 2008 pursuant to such sale. Therefore, as of June 28, 2009, there was no goodwill remaining on the books of the Company.

The Company amortizes the cost of other intangibles over their estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows, appraised values or other market-based information. As a result of the Optex Asset Sale and the discontinuation of Optex’s operations, the Company reclassified identified amortizable intangible assets related to Optex, principally non-competition agreements and customer backlog, into the non-current assets of discontinued operations at September 28, 2008 pending disposition pursuant to the Optex Asset Sale, which disposition occurred on October 14, 2008 pursuant to such sale. Therefore, as of June 28, 2009, there were no amortizable intangible assets related to the Optex reporting unit remaining on the books of the Company. Intangible assets with indefinite lives are tested annually for impairment as of the first day of the Company’s fourth fiscal quarter and between annual periods if impairment indicators exist, and are written down to fair value as required. The Company’s other intangible assets with definite lives at June 28, 2009 and September 28, 2008 consisted principally of patents and trademarks related to the Company’s various technologies. In March 2009, the Company sold most of its patent assets for cash proceeds of $9.5 million and a worldwide, royalty-free license to use the sold patent assets (the “Patent Sale and License”). Capitalized costs include amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of patent and trademark applications. These assets are amortized on a straight-line method over the shorter of their useful or legal life, generally ten years.
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
Tangible Long-Lived Assets. The Company frequently monitors events or changes in circumstances that could indicate that the carrying amount of tangible long-lived assets to be held and used may not be recoverable. The determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. When impairment is indicated for a tangible long-lived asset, the amount of impairment loss is the excess of net book value of the asset over its fair value. Tangible long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. At June 28, 2009, management believed no indications of impairment existed.
Income Taxes. The Company provides for income taxes under the liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities as measured by the enacted tax rates which are expected to be in effect when these differences reverse. To the extent net deferred tax assets are not realizable on a more likely than not basis, a valuation allowance is provided against such net deferred tax assets. In fiscal 2008, the Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes: An interpretation of FASB Statement No. 109, Interpretation 48 (“FIN 48”), which clarifies Statement 109, Accounting for Income Taxes, and establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in the Company’s financial statements. There was no impact on the Company’s consolidated financial statements with respect to the Company’s adoption of FIN 48.

Basic and Diluted Net Income (Loss) per Share. Basic net income (loss) per share is based upon the weighted average number of shares of common stock outstanding. Diluted net income (loss) per share is based on the assumption that options, warrants and other instruments convertible into common stock are included in the calculation of diluted net income (loss) per share, except when their effect would be anti-dilutive. For instruments in which consideration is to be received for exercise, such as options or warrants, dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of actual issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Cumulative dividends on the Company’s cumulative convertible preferred stock, although not declared, constitute a preferential claim against future dividends, if any, and are treated as an incremental decrease in net income from continuing operations or increase in net loss from continuing operations for purposes of determining basic and diluted net income (loss) from continuing operations per common share (See Note 7).
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
As discussed further in Note 3, in December 2006, the Company repaid the borrowings from its then senior bank lender with funds from a new $8.25 million term loan, bearing interest at 11% per annum, from the Lenders. Concurrent with these refinancing transactions, the Lenders also purchased through assignment the Company’s $10 million subordinated convertible notes from the original two holders of these notes. These debt refinancing transactions occurred on December 29, 2006, when the closing price of the Company’s common stock was $20.50 per share, and included the issuance to the Lenders, for no separate consideration, of five-year warrants to purchase an aggregate of 300,000 shares of the Company’s common stock at an exercise price of $13.00 per share, which resulted in the subordinated convertible notes becoming convertible into 769,231 shares of the Company’s common stock. This warrant issuance, in turn, triggered an anti-dilution provision in the $10 million subordinated convertible notes that reduced the per share price at which said notes are convertible into shares of the Company’s common stock from $26.00 per share to $13.00 per share. After accounting for the portion of the warrant’s value assigned to the transferred $10 million subordinated convertible notes and the intrinsic value of the beneficial conversion feature arising from the subordinated convertible notes new per share conversion price, the carrying amount of the $10 million subordinated convertible notes at December 31, 2006 was reduced to zero. Additionally, assigning a portion of the new five-year warrant’s value to the $8.25 million term loan reduced the term loan’s carrying value by approximately $1.5 million. In July 2007, the Company borrowed $2 million under a 6-month promissory note from one of its Lenders. (See Note 3). The Company had the option of prepaying this note in August 2007, which it elected not to do. As a result, the principal of this note was increased by $100,000, the Company issued 30,000 shares of its common stock valued at $400,000 and a warrant to purchase 50,000 shares of its common stock valued at $405,000 to the Lender, resulting in an aggregate of $905,000 of debt discounts. In November 2007, the Company restructured all of its debt obligations with its senior lenders effective September 30, 2007, extending the due date of the principal and interest under these obligations to December 30, 2009. In consideration for the restructuring, the Company issued restructuring promissory notes in the aggregate principal amount of $1,115,000, due December 30, 2009, to the Lenders (the “Restructuring Notes”). In October 2008, the remaining balance due under $8.25 million term loan and the Restructuring Notes and a substantial portion of the amounts due under the $10 million subordinated convertible notes and the $2.1 million promissory note were extinguished pursuant to the Optex Asset Sale. In March 2009, all but approximately $0.2 million of the remaining amounts due under the $2.1 million promissory note and all but approximately $1.0 million of the principal due under the $10 million subordinated convertible notes were retired with proceeds from the Patent Sale and License. In April 2009, the Company issued 24,999 shares of its Series A-2 cumulative convertible preferred stock in exchange for cancellation of the approximate $1.0 million principal balance remaining under the $10 million subordinated convertible notes. Because of the substantial initial debt discounts involved in these debt transactions, management believes that it is not practicable to estimate the fair value of the remaining approximate $0.2 million due under the $2.1 million promissory note at June 28, 2009 without incurring unreasonable costs. Furthermore, because of the scale of the discounts already recorded, management does not believe that an estimation of the fair value of the debt instruments would result in a materially different result than what the Company has already recorded.
Concentration of Credit Risk. Most of the Company’s accounts receivable are derived from sales to U.S. government agencies or prime government contractors. The Company does not believe that this concentration increases credit risks because of the financial strength of the payees. At times, the Company has cash deposits at U.S. banks and financial institutions, which exceed federally insured limits. The Company is exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institution; however, the Company does not anticipate such loss.
Reclassifications. Certain reclassifications have been made to the Company’s financial statements for the 13-week and 39-week periods ended June 29, 2008 to conform to the current period presentation, largely to reflect the discontinuation of Optex’s operations.
Derivatives. A derivative is an instrument whose value is “derived” from an underlying instrument or index such as a future, forward, swap, option contract, or other financial instrument with similar characteristics, including certain derivative instruments embedded in other contracts (“embedded derivatives”) and for hedging activities. As a matter of policy, the Company does not invest in separable financial derivatives or engage in hedging transactions. However, complex transactions that the Company entered into in order to originally finance the Initial Acquisition of Optex, and the subsequent restructuring of such debt transactions, involved financial instruments containing certain features that have resulted in the instruments being deemed derivatives or containing embedded derivatives. The Company may engage in other similar complex debt transactions in the future, but not with the intention to enter into derivative instruments. Derivatives and embedded derivatives, if applicable, are measured at fair value and marked to market through earnings, as required by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”). However, such new and/or complex instruments may have immature or limited markets. As a result, the pricing models used for valuation often incorporate significant estimates and assumptions, which may impact the level of precision in the financial statements.

Recently Issued Accounting Pronouncements. In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which replaces FASB Statement No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date. SFAS 141R also requires shares issued in consideration for a business combination to be measured at fair value on the acquisition date, acquisition-related transaction costs to be expensed as incurred and establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS 141R will have a material impact on its consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statement—Amendments of ARB No. 51 (“SFAS 160”). SFAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS 160 to have a material impact on its consolidated financial statements.
In May 2008, the FASB issued the final version of Accounting Principles Bulletin (“APB”) No. 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“APB 14-1”), which requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. APB 14-1 is effective for fiscal years beginning after December 15, 2008, which for the Company will be fiscal 2010, and interim periods within those fiscal years and must be applied retrospectively to all periods presented, which for the Company would include the comparative quarterly presentations for fiscal 2009. Accordingly, commencing in fiscal 2010, the Company will present prior period comparative results reflecting the impact of APB 14-1 if determined to apply to the Company at that time. The Company does not expect the adoption of APB 14-1 to have a material impact on its consolidated financial statements.
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

In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-05, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-05”). EITF 07-05 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF 07-05 applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative under paragraphs 6-9 of SFAS 133, for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception under paragraph 11(a) of SFAS 133 and for purposes of determining whether that instrument is within the scope of EITF No. 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (EITF 00-19), which provides accounting guidance for instruments that are indexed to, and potentially settled in, the issuer’s own stock. EITF 07-05 is effective for fiscal years beginning after December 15, 2008, which for the Company is fiscal 2010, and early adoption is not permitted. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (a replacement of FASB Statement No. 162) (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative GAAP. The Codification does not create any new GAAP standards but incorporates existing accounting and reporting standards into a new topical structure. The Codification will be effective for the Company July 1, 2009, and beginning with the year end report, a new referencing system will be used to identify authoritative accounting standards, replacing the existing references to SFAS, EITF, FSP, etc. Existing standards will be designated by their Accounting Standards Codification (ASC) topical reference and new standards will be designated as Accounting Standards Updates, with a year and assigned sequence number.
Note 2 — Going Concern
These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company generated significant net losses in the prior three fiscal years. In the first three quarters of fiscal 2009, the Company generated net income of approximately $469,000, but this was largely due to the approximately $8.6 million gain realized by the Patent Sale and License.
Management believes that the Company’s losses in recent years have primarily resulted from a combination of insufficient contract research and development revenue to support the Company’s skilled and diverse technical staff believed to be necessary to support exploitation of the Company’s technologies, amplified by the effects of discretionary investments to productize a variety of those technologies. The Company has not yet been successful in most of these product activities, nor has it been able to raise sufficient capital to fund the future development of many of these technologies. Accordingly, the Company has sharply curtailed the breadth of its product investments, and instead has focused on the potential growth of its chip stacking business, various miniaturized camera products and a system application incorporating such camera products. In addition, the initial acquisition of Optex in December 2005 and the ultimate discontinuation of Optex’s operations in October 2008 pursuant to the Optex Asset Sale contributed to increases in the Company’s consolidated net losses, rather than expected loss reductions, largely due to inadequate gross margins on Optex’s products and related consequential impacts.
As of June 28, 2009, the Company also had negative working capital and stockholders’ deficit of approximately $4.8 million and $5.4 million, respectively. Approximately $3.0 million of the current obligations recorded on the Company’s consolidated balance sheet at June 28, 2009 relate to principal and accrued interest on promissory notes of the Company and Optex, its subsidiary that has discontinued operations, which are related to on-going litigation. (See Note 12). The outcome of litigation is inherently uncertain and the amount of such obligations, if any, that the Company may ultimately be required to satisfy could vary substantially depending on such outcome. If the Company receives an unfavorable outcome in the ongoing litigation, there could be a material and adverse effect on the financial condition of the Company. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Management is focused on managing costs in line with estimated total revenues for the balance of fiscal 2009 and beyond, including contingencies for cost reductions if projected revenues are not fully realized. However, there can be no assurance that anticipated revenues will be realized or that the Company will successfully implement its plans. Accordingly, it is likely that the Company will need to raise additional funds in the near future to meet its continuing obligations.
As noted above, largely as the net result of the Optex Asset Sale, partially offset by the Patent Sale and License, the Company’s stockholders’ deficit at June 28, 2009 was approximately $5.4 million, substantially below $2.5 million of stockholders’ equity, one of Nasdaq’s minimum continued listing criteria. At June 28, 2009, the Company also did not meet either of the other Nasdaq minimum listing criteria related to market capitalization or historical results. The Company received a delisting notice from the Nasdaq staff on April 30, 2009. The Company made an appeal before a Nasdaq Hearing Panel, as permitted by Nasdaq regulations, on June 11, 2009 and, on June 30, 2009, the Nasdaq Hearing Panel granted the Company’s request for continued listing, subject to the Company publicly disclosing on or before October 27, 2009 an income statement (which may be unaudited) that evidences that the Company has generated net income from continuing operations of greater than $500,000 for fiscal 2009, or demonstrating compliance with one of Nasdaq’s alternative listing maintenance criteria. There can be no assurance that the Company will be able to regain compliance with Nasdaq’s continued listing requirements. Furthermore, the Company’s common stock has traded below the $1.00 per share minimum Nasdaq continued listing criterion for substantial periods of time recently. Although Nasdaq suspended application of this rule and the public float market value rule for all Nasdaq traded securities until July 31, 2009, these requirements have been reinstated, and there can be no assurance that the Company will be able to comply with the minimum $1.00 per share trading rule or the public float market value rule, or be able to maintain its listing on the Nasdaq Capital Market. Delisting from the Nasdaq Capital Market for any present or future noncompliance with Nasdaq’s listing requirements could significantly limit the Company’s ability to raise capital and adversely impact the price of the Company’s common stock. If the Company requires additional financing to meet its working capital needs, there can be no assurance that suitable financing will be available on acceptable terms, on a timely basis, or at all.
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

In consideration for the restructuring, the Company issued the Restructuring Notes to Longview and Alpha in the aggregate principal amount of $1.0 million and $115,000, respectively, which Restructuring Notes did not accrue interest and, in general, were not due and payable until December 30, 2009. The Restructuring Notes were secured by substantially all of the assets of the Company and Optex but the Restructuring Notes were extinguished in connection with the Optex Asset Sale.
As part of this restructuring, the Company also issued promissory notes to Longview and Alpha in the aggregate principal amount of $1.0 million and $115,000, respectively (the “Contingent Notes”). In consideration for the Contingent Notes, the Company was relieved of its obligation to register with the SEC and any state regulatory body or agency, the resale of any of the Company’s securities held by Alpha, Longview, Jolie Kahn and Barbara Mittman (collectively, the “Investors”). The Investors waived (i) any event of default arising from the Company’s failure to register such securities for resale, and (ii) any liquidated damages for such failure that may have accrued or could accrue (as well as any default interest that may have accrued or could accrue on such damages).
The Contingent Notes are in substantially the same form as the Restructuring Notes; however, the Contingent Notes to Longview and Alpha will be discharged (and cancelled) in pro rata proportion to the amount the total indebtedness owed to each that is repaid in full by September 30, 2010. If the total principal and accrued interest payable to Longview and Alpha on existing obligations (excluding the Restructuring Notes) is repaid in full by September 30, 2010, then the Contingent Notes will be cancelled in their entirety. The Contingent Notes, to the extent not cancelled, will be due and payable on September 30, 2010, and do not accrue interest. The Contingent Notes are also secured by substantially all of the assets of the Company and Optex. At June 28, 2009, all but $16,900 of the Contingent Notes have been discharged as a result of debt extinguishment pursuant to the Optex Asset Sale, repayment of debt from proceeds of the Patent Sale and License and exchange of debt through the issuance of preferred stock.
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
In April 2009, the Company sold and issued 24,999 shares of its newly-created Series A-2 10% Cumulative Convertible Preferred Stock, a non-voting convertible preferred stock bearing 10% cumulative dividends per annum (the “Series A-2 Stock”) to Longview and Alpha at a purchase price of $40 per share. The aggregate purchase price for the Series A-2 Stock was paid solely by the exchange of all of the remaining obligations under the Series 1 Notes held by Longview and Alpha.

Extinguishment of Debt Pursuant to Optex Asset Sale
In September 2008, the Lenders and the Company entered into the MOU at the Lenders’ direction, which required the sale of the assets of Optex in a UCC public foreclosure sale. On October 14, 2008, the UCC foreclosure sale took place, and the $15 million credit bid of Optex-Delaware (an entity controlled by the Lenders) was the winning bid in said UCC foreclosure sale. As a result, Irvine Sensors Corporation transferred to Optex-Delaware substantially all of the assets and certain liabilities of Optex in the Optex Asset Sale in exchange for the extinguishment of (i) certain of the Company’s indebtedness to the Lenders in the aggregate principal balance of approximately $13.5 million, and (ii) approximately $1.5 million of accrued but unpaid interest. As a result of the Optex Asset Sale, all of the Company’s obligations under the Term Notes, the Series 2 Notes and the Restructuring Notes were cancelled. In addition, all but approximately $3,133,200 of the principal obligations under the Series 1 Notes and approximately $448,900 of the principal obligations under the Promissory Note were also cancelled in the Optex Asset Sale.
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

The Series 1 and Series 2 Notes, the Term Notes, the Promissory Note and the Restructuring Notes are collectively referred to as the “Restructured Debt.” Set forth below are the components of the Restructured Debt at June 28, 2009 and September 28, 2008:

	June 28,	September 28,
	2009	2008
Series 1 Notes payable — principal plus interest at an initial stated rate of 10.0% per annum payable on September 30, 2010. (Since all payments on these notes will be accounted for as interest expense the effective interest rate of the notes is not calculable) (1)	$7,445,500	$7,445,500

Less: Cumulative principal amount of Series 1 Notes payable converted to common stock	(230,000)	(230,000)

Less: Principal amount of Series 1 Notes payable cancelled pursuant to credit bid	(4,082,300)	—

Less: Principal amount of Series 1 Notes payable repaid from proceeds of Patent Sale and License	(2,133,200)	—

Less: Principal amount of Series 1 Notes exchanged for issuance of Series A-2 Stock	(1,000,000)	—

Series 2 Notes payable — principal plus interest at an initial stated rate of 3.5% per annum payable on September 30, 2010. (Since all payments on these notes will be accounted for as interest expense the effective interest rate of the notes is not calculable) (1)	2,554,500	2,554,500

Less: Cumulative principal amount of Series 2 Notes payable converted to common stock	(1,325,000)	(1,325,000)

Less: Principal amount of Series 2 Notes payable cancelled pursuant to credit bid	(1,229,500)	—

Term Notes payable — principal plus interest at an initial stated interest rate of 11% per annum, with 100% principal and interest due on or before September 30, 2010 (initial effective interest rate of 19.4%) (1)	8,250,000	8,250,000

Less: Principal amount of Term Notes exchanged for Series A-1 Stock	(2,811,500)	(2,811,500)

Less: Principal amount of Term Notes cancelled pursuant to credit bid	(5,438,500)	—

Promissory Note payable — aggregate principal amount of $2,100,000 with 100% principal due on or before September 30, 2010, along with interest accrued at a stated rate of 12% per annum (initial effective interest rate of 41.3%)	2,100,000	2,100,000

Less: Principal amount of Promissory Note cancelled pursuant to credit bid	(1,651,100)	—

Less: Principal amount of Promissory Note repaid from proceeds of Patent Sale and License	(260,500)	—

Restructuring Notes payable — aggregate principal amount of $1,115,000 with 100% principal due on or before September 30, 20010, non-interest bearing	1,115,000	1,115,000

Less: Principal amount of Restructuring Notes cancelled pursuant to credit bid	(1,115,000)	—

Less: Unamortized debt discounts related to warrants, beneficial conversion feature, principal increase in Promissory Note, stock issued in lieu of continuation fee and Restructuring Notes	—	(5,309,700)

	$188,400	$11,788,800

(1)	For the period January 19, 2007 through January 30, 2007, the stated interest rate on borrowings under the Notes and the Term Notes increased to 18% due to the Company’s delayed filing of its Form 10-K for fiscal 2006.

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
In the period January 2007 through August 2007, an aggregate of $230,000 and $1,325,000 of the principal balance of the Series 1 Notes and Series 2 Notes, respectively, was retired through conversion to common stock. As a result, an extra $1,555,000 of debt discount was accreted to interest expense in fiscal 2007 due to these debt retirements. No conversion on the Notes occurred during fiscal 2008. Pursuant to the Optex Asset Sale in October 2008, $4,082,300 of the outstanding principal balance of the Series 1 Notes was retired and all $1,229,500 of the then outstanding principal balance of the Series 2 Notes was retired, resulting in the cancellation of the balance of the Series 2 Notes. In March 2009, $2,133,200 of the then outstanding principal balance of the Series 1 Notes was repaid from proceeds of the Patent Sale and License, resulting in an outstanding principal balance of the Series 1 Notes of $1,000,000 at June 28, 2009. In April 2009, the $1 million outstanding principal balance of the Series 1 Notes was cancelled through the exchange of such Series 1 Notes for the issuance of 24,999 shares of Series A-2 Stock and cash in lieu of fractional shares of said Series A-2 Stock to Longview and Alpha.
Senior Debt
On December 29, 2006, the Company borrowed $8.25 million from Longview and Alpha under the Term Notes and used a portion of the proceeds from this borrowing to repay the Company’s borrowings from, and satisfy all obligations to, Square 1 Bank, the Company’s prior senior lender, of approximately $5.9 million.
The Term Notes bore interest at 11% per annum and required only quarterly interest payments until their initial maturity in December 2008, which was extended to December 30, 2009 as part of the November 2007 debt restructuring and subsequently to December 30, 2010 in connection with repayment in connection with the Patent Sale and License. Interest payments could initially be made in cash or at the Company’s election, and subject to certain conditions, in shares of the Company’s common stock valued at 80% of specified closing prices, as measured by the average of the three lowest closing prices in the twenty-day trading period prior to the payment of interest. If there was to have been an uncured event of default in the Company’s compliance with the conditions of the Term Notes, Longview and Alpha could have required immediate repayment of all outstanding amounts and the Term Notes’ interest rate could have increased to 18%, which would have to be paid in cash. Principal payments in any amount could have been made without premium or penalty at any date prior to maturity with 15 days notice to the Lenders; however, any principal balance outstanding at the Term Notes’ maturity would have had to been repaid at 110% of the outstanding principal balance. The Term Notes were secured by a lien on all assets of the Company and of Optex, as well as all Company owned shares of the capital stock of Optex.
In April 2008, approximately $2.8 million of the Term Notes’ principal and approximately $1.2 million of related deferred interest was retired in connection with the exchange of a portion of the Term Notes for the issuance of Series A-1 Stock. In October 2008, the balance of the Term Notes’ principal and related deferred interest was retired pursuant to the Optex Asset Sale.

$2.1 Million Secured Promissory Note
In July 2007, the Company entered into an agreement with Longview, one of the Lenders, pursuant to which the Company closed a $2.0 million non-convertible loan, initially with a six-month term, under a secured promissory note (the “Promissory Note”). Interest under the Promissory Note accrues at the rate of 12% per annum and was initially due together with the unpaid principal amount when the Promissory Note was originally scheduled to mature on January 19, 2008 (which maturity date was extended; see debt restructuring discussion above). If the Company failed to pay the principal and accrued interest within ten days after the maturity date, as extended, it would incur a late fee equal to 5% of such amounts. The Company had the right to prepay on or prior to August 15, 2007, all of the outstanding principal under the Promissory Note by paying to Longview an amount equal to 120% of the principal amount of the Promissory Note, together with accrued but unpaid interest. To effectuate this right, the Company was required to provide written notice of such prepayment election on or prior to August 8, 2007. The Company declined to give such notice and to prepay the Promissory Note, and pursuant to its terms, the principal amount of the Promissory Note was automatically increased by $100,000 on August 15, 2007, and the Company issued to Longview 30,000 unregistered shares of the Company’s common stock in lieu of a $400,000 cash continuation fee for continuing the term of the Promissory Note beyond August 15, 2007 and a five-year warrant to purchase 50,000 unregistered shares of the Company’s common stock at a price equal to $14.60 per share, subject to adjustment for stock splits, stock dividends, recapitalizations and the like. As a result of the April 2008 debt exchange, the exercise price of this warrant was reset to $3.00 per share. As a result of November 2008 and December 2008 closings of a bridge financing, the exercise price of this warrant was reset to $0.40 per share. The fair value of the principal increase of $100,000, the 30,000 shares of common stock and the warrant to purchase 50,000 shares of common stock was recorded as a discount on the debt and is being amortized to interest expense over the term of the Promissory Note. The original discount on the debt associated with the cash payment and the issuance of common stock and warrants totaled $905,000.
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
In connection with the Promissory Note, Longview and Alpha waived various rights, including the right, pursuant to certain technical defaults, among other things, to accelerate or demand repurchase of the obligations under any agreement or instrument between the Company and/or its subsidiaries and Longview and/or Alpha and exercising remedies with respect to collateral. In connection with its November 2007 restructuring of its obligations to Longview and Alpha, the Company bought out certain waiver restrictions of the Promissory Notes related to various registration obligations to Longview and Alpha.
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

In connection with the Optex Asset Sale in October 2008, approximately $1,651,100 of the principal balance of the Promissory Note was retired. In March 2009, $260,500 of the then outstanding principal balance of the Promissory Note was repaid from proceeds of the Patent Sale and License, resulting in an outstanding principal balance of the Promissory Note of $188,400 at June 28, 2009.
Schedule of Principal Payments
The schedule of principal payments required under the outstanding Restructured Debt at June 28, 2009 is shown below.

	Promissory
Fiscal Year	Note	Total
2010	$188,400	$188,400

Future principal payments (1)	$188,400	$188,400

(1)	In addition to principal payments required under the Restructured Debt, the Company has a $400,000 debt outstanding pursuant to an unsecured promissory note that became due in December 2007, and the Company’s Optex subsidiary has a $2.0 million debt outstanding pursuant to a subordinated secured term loan maturing on the earlier of February 2009 or sixty days after repayment or refinancing of the Company’s debt to Longview and Alpha. Optex has discontinued operations.
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
In October 2008, the Company received from the Lenders a notice of default and an acceleration of amounts due under the Restructured Debt, resulting in the Optex Asset Sale. An aggregate of approximately $13.5 million of the principal due under the Restructured Debt and approximately $1.5 million of related deferred interest was extinguished in October 2008 in connection with the Optex Asset Sale. In February 2009, the Company completed a bridge financing that triggered an obligation of Longview and Alpha to exchange $1.0 million of the obligations under the Restructured Debt for new convertible preferred stock, subject to certain conditions. In April 2009, these conditions were satisfied and $1.0 million of the obligations under the Restructured Debt was exchanged for the new Series A-2 Stock.

The December 2006 debt refinancing transactions resulted in the recognition of $14,470,000 of additional stockholders’ equity from the issuance of warrants to purchase up to 486,390 shares of the Company’s common stock ($7,180,000) and recognition of a beneficial conversion feature in the Notes ($7,290,000). Of this total non-cash increase in stockholders’ equity, $2,950,000 was recognized as a part of the loss on extinguishment of debt expense reported in the 13-week period ended December 31, 2006 and the remaining $11,520,000 was recognized as interest expense over the period the Notes and the Term Notes were outstanding through March 29, 2009. In addition, the issuance of the Promissory Note in July 2007 resulted in the recognition of $805,000 of additional stockholders’ equity from the related issuance of common stock and warrants that was recognized as non-cash interest expense over the term of the Promissory Note through March 29, 2009. Therefore, these non-cash transactions, aggregating $12,325,000 in value, did not result in a permanent increase in the equity of the Company, but rather represented differences in the timing of the recognition of values assigned to issued equity securities and the recognition of such values as expenses of the Company. In addition to the recognition of these equity-related debt discounts, the $100,000 of principal increase of the Promissory Note in August 2007 and the full $1,115,000 principal value of the Restructuring Notes was recognized as interest over the term of the Restructured Debt through March 29, 2009. The aggregate of these debt discounts and interest effects is $13,540,000, all of which was recognized as interest over the term of the Restructured Debt through March 29, 2009 using the effective interest method. Accordingly, at June 28, 2009, none of this $13,540,000 aggregate expense remained unamortized. At September 28, 2008, $5,309,700 of this $13,540,000 aggregate expense was yet to be amortized.
Note 4 — Private Placement of Secured Promissory Notes
On November 5, 2008, December 10, 2008, January 7, 2009 and February 3, 2009, the Company entered into subscription agreements (the “Subscription Agreements”) with accredited individual investors (each, an “Investor” and collectively, the “Investors”), pursuant to which the Company closed a private placement (the “Private Placement”) of secured promissory notes.
On November 5, 2008, the Company entered into a Subscription Agreement with eight accredited individual investors (the “1st Closing Investors”) in a first closing of the Private Placement and issued secured promissory notes in the original aggregate principal amount of $502,000 (the “1st Closing Notes”) and, as consideration for making the advances under the 1st Closing Notes, agreed to issue to the 1st Closing Investors an aggregate of 267,021 shares of the Company’s Common Stock (the “1st Closing Shares”). The number of 1st Closing Shares to be issued equaled 25% of the principal amount of the 1st Closing Notes divided by $0.47, which was the last reported closing sales price of the Company’s Common Stock immediately preceding the Company entering into the binding Subscription Agreement to issue the 1st Closing Notes (the “1st Market Value”).
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
The aggregate fair value of the 1st, 2nd, 3rd and 4th Closing Shares, $250,000, as determined by the Market Values at their respective closings and which is 25% of the aggregate principal amount of the 1st, 2nd, 3rd and 4th Closing Notes has been recorded as a debt discount, $0 and $250,000 of which, respectively, has been expensed in the 13-week and 39-week periods ended June 28, 2009. The fair value of the JP Turner Warrants, $92,100, the aggregate cash commission and expense reimbursements of $130,000 paid to JP Turner and an additional $97,000 of costs, largely legal expenses, were capitalized as debt issuance costs to be amortized over the respective terms of the Bridge Notes. In order to release the security interests of the Bridge Notes to effectuate the Patent Sale and License, the Company entered into an agreement for early payment of the Bridge Notes in March 2009, resulting in the corresponding acceleration of amortization of the debt issuance costs of the Bridge Notes. Accordingly, approximately $0 and $319,100 of debt issuance cost amortization expense was recorded in the 13-week and 39-week periods ended June 28, 2009, respectively.
The completion of the Private Placement to realize aggregate gross proceeds to the Company of $1.0 million satisfied the requirement of the MOU that bound Longview and Alpha to exchange $1.0 million of the obligations under the Restructured Debt for new convertible preferred stock. This exchange occurred in April 2009. In March 2009, pursuant to the terms of a release of security interests of the Bridge Notes in order to consummate the Patent Sale and License, the Company repaid $670,000 of the principal balance of the Bridge Notes in cash and, in April 2009, the Company satisfied the remaining $330,000 of the principal balance of the Bridge Notes in exchange for the issuance of common stock of the Company. (See Note 6).
The 1st, 2nd, 3rd and 4th Closing Investors are sometimes referred to herein as the “Bridge Investors.”
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
In January 2007, the Company amended its earnout agreement with Timothy Looney, which was entered into in connection with the Initial Acquisition of Optex, to extend the earnout period through December 2009, with a reduction to $3.9 million in the maximum potential payment, in consideration for TWL Group, L.P., an entity owned by Mr. Looney providing the Company’s Optex subsidiary with a secured subordinated term note providing for advances of up to $2 million, bearing interest at 10% per annum and maturing on the earlier of February 2009 or sixty days after repayment or refinancing of the Company’s senior debt. Aggregate advances of $2 million were provided to Optex in January 2007 pursuant to the secured subordinated term note, and said advances were outstanding at June 28, 2009 and September 28, 2008.

In January 2008, Mr. Looney filed a lawsuit against the Company and its senior lenders, Longview and Alpha, in the Superior Court of California, County of Orange, alleging that the Company breached its obligations to register the shares of the Company’s common stock issued to him to purchase the final 30% of Optex. Mr. Looney’s registration rights agreement provides for liquidated damages under certain circumstances at the rate of $10,000 per month upon an event of default. Mr. Looney also alleged that the Company’s senior lenders tortiously and negligently interfered with his contractual rights with the Company by requiring the Company to refrain from registering his securities. Mr. Looney was seeking partial liquidated damages, unspecified compensatory damages, and declaratory and injunctive relief compelling the Company to register such shares. Although the Company believed that it had meritorious defenses against this claim, the Company has recorded a liability of $105,000 within accrued expenses in the Consolidated Balance Sheet at June 28, 2009 for this matter. The Company has paid approximately $543,000 to the Lenders pursuant to the Company’s indemnification obligations related to the Looney litigation and Optex Asset Sale pursuant to the Company’s loan agreements with the Lenders. No additional liability for such expense has been recorded at June 28, 2009. The Company has been advised by the Lenders that their litigation with Mr. Looney has been settled.
In June 2008, the Company filed a cross-complaint against Mr. Looney in the Superior Court of California, County of Orange, in response to the January 2008 action discussed above, alleging that Mr. Looney fraudulently and negligently misrepresented the financial condition of Optex prior to its sale to the Company and breached his contractual obligations to the Company subsequent to that sale. Pursuant to this cross-complaint, the Company was seeking compensatory and punitive damages and attorneys’ fees.
Trial of Mr. Looney’s January 2008 lawsuit against the Company and the Company’s June 2008 cross-complaint against Mr. Looney was completed in July 2009. A jury verdict was reached awarding Mr. Looney liquidated damages of $105,000, with the court rejecting Mr. Looney’s claim for additional compensatory damages based on the Company’s motion, and the Company’s cross-complaint against Mr. Looney with respect to allegations of fraud was denied. The results of the trial are potentially subject to post trial motions and appeal by either or both parties. Depending on the disposition of pending matters or appeals, the Company may also be subject to judgment for some portion of Mr. Looney’s legal expenses, but such an outcome is presently indeterminable. (See Note 12).
The Company has received notices from Mr. Looney claiming that it is in default under the $400,000 one-year unsecured subordinated promissory note for the alleged nonpayment of principal and interest and that Optex is in default under its $2 million secured subordinated note with TWL Group, LP, an entity owned by Mr. Looney, for the alleged nonpayment of principal and interest. The Company has received a demand from Mr. Looney for payment pursuant to the $400,000 one-year unsecured subordinated promissory note, and Optex has received a demand from TWL Group, LP for payment pursuant to the $2 million secured subordinated note. These notes are in dispute as they relate to the litigation between the Company and Mr. Looney, and Mr. Looney and TWL Group, LP, have initiated litigation in Texas seeking their enforcement, the outcome of which is presently not determinable. (See Note 12). Accordingly, the ultimate amount, if any, that may be required to be paid by the Company or by Optex pursuant to these notes is presently unknown, although the Company has recorded the principal and accrued interest amount of these notes in its Consolidated Balance Sheets at June 28, 2009 and September 28, 2008. The $2 million note is an obligation of Optex, not Irvine Sensors Corporation, and Optex has discontinued operations effective October 2008.

Note 6 — Common Stock and Common Stock Warrants, Preferred Stock, Stock Incentive Plans, Employee Retirement Plan and Deferred Compensation Plans
During the 39-week period ended June 28, 2009, the Company issued an aggregate of 4,466,000 shares of common stock, net of the forfeiture of 2,300 shares of nonvested stock, in various transactions. All of the 4,466,000 shares were issued in non-cash transactions to effectuate various transactions with an aggregate valuation of $1,728,900, net of forfeitures. These transactions are separately discussed below.
Non-Cash Common Stock Transactions. The 4,466,000 shares of common stock issued during the 39-week period ended June 28, 2009 in non-cash transactions were issued in the following amounts: (1) 1,785,700 shares were issued to effectuate $750,000 of non-cash contributions by the Company to the Company’s ESBP for fiscal 2009; (2) after giving effect to the forfeiture of 2,300 shares of nonvested stock, there was a net increase of 69,700 shares, resulting in an net expense increase of $5,000, issued to employees as compensation for services rendered; (3) 300,000 shares, valued at $141,000, were issued to an investment banking firm for services rendered in connection with the Optex Asset Sale and the Company’s debt workout with Longview and Alpha; (4) 339,800 shares, valued at $112,000, were issued to a non-employee service provider as compensation for services; (5) in accordance with terms of the Company’s aggregate $1 million of secured promissory notes purchased by investors in November 2008, December 2008, January 2009 and February 2009, 575,600 shares, valued at $250,000, were issued to investors that purchased said secured promissory notes; and (6) 1,089,000 shares, valued at $348,400, were issued in exchange for the cancellation of $348,400 of principal and interest obligations owed pursuant to said secured promissory notes and (7) 306,200 shares, valued at $122,500, were issued pursuant to conversion of shares of Series A-1 Stock. (See Note 4.) The value of all of the non-cash issuances of common stock was based on the last reported closing sales price of the Company’s common stock as reported by the Nasdaq Capital Market prior to the various issuances or entering into the contractual obligations for such issuances.
Common Stock Warrants. In the 39-week period ended June 28, 2009, five-year warrants to purchase an aggregate of 299,300 shares of common stock, at exercise prices ranging from $0.40 per share to $0.47 per share, were issued to an investment banker as partial consideration for the private placement of a debt financing. The estimated fair value of these warrants, $92,100, is a portion of the deferred debt issuance costs that was amortized over the term of the debt instruments. (See also Note 4). In the 39-week period ended June 29, 2008, the Company issued a five-year warrant to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $13.00 per share, to a financial advisory and investment banking firm that the Company engaged to assist it to raise additional capital and to provide financial advisory services. In the 39-week period ended June 28, 2009, as a result of the Company’s issuance of common shares to the ESBP in October 2008, issuance of common shares and options to employees in October 2008, issuance of common shares to a service provider in February 2009 and closings of financings in November 2008, December 2008, January 2009 and February 2009, warrants to purchase 258,100 shares at $9.39 per share were automatically adjusted to purchase 488,600 shares at $4.96 per share. In the 39-week period ended June 29, 2008, as a result of issuance of preferred stock in April 2008 and issuance of common shares to an investment banker in June 2008, warrants to purchase 186,400 shares at $13.00 per share were automatically adjusted to purchase 242,300 shares at $10.00 per share. Warrants to purchase 59,900 and 0 shares of the Company’s common stock expired during the 39-week periods ended June 28, 2009 and June 29, 2008, respectively. At June 28, 2009 and September 28, 2008, there were warrants outstanding to purchase 1,187,800 and 717,900 shares of the Company’s common stock, respectively
Preferred Stock. In fiscal 2008, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation increasing the number of authorized shares of preferred stock from 500,000 to 1,000,000. This increase did not have an effect on the Company’s historical financial statements.

During fiscal 2008, the Company sold and issued 133,332 shares of its newly created Series A-1 Stock to its senior lenders, Longview and Alpha, at a purchase price of $30 per share. The approximate $4,000,000 aggregate purchase price for the Series A-1 Stock was paid solely by the Investors’ exchange of a portion of the Company’s Term Notes dated December 29, 2006 (the “Debt Exchange”). As a result of the Debt Exchange, approximately $1,188,500 of accrued and unpaid interest and approximately $2,811,500 of principal balance under the Term Notes were cancelled. During fiscal 2008, 7,333 shares of Series A-1 Stock were converted into 73,333 shares of the Company’s common stock.
Each share of Series A-1 Stock was initially convertible at any time at the holder’s option into 10 shares of common stock at an initial conversion price of $3.00 per share of common stock, which was above the closing price of the Company’s common stock on March 31, 2008, the day before a binding letter of intent for the Debt Exchange was executed. The conversion price of the Series A-1 Stock is subject to ratchet price dilution protection in the event the Company issues securities (other than certain excepted issuances) at a price below the then current conversion price, subject to the limitation of the authorized capital of the Company. As a result of various issuances of common stock subsequent to the issuance of the Series A-1 Stock, at June 28, 2009, the conversion price of the Series A-1 Stock had been adjusted pursuant to its terms to $0.40 per share and each share of Series A-1 Stock is now convertible at any time at the holder’s option into 75 shares at such conversion price. The conversion price of the Series A-1 Stock also is subject to adjustment for stock splits, stock dividends, recapitalizations and the like. The Series A-1 Stock is non-voting (except to the extent required by law), but ranks senior to the common stock and pari passu with the Company’s Series A-2 Stock, with respect to dividends and with respect to distributions upon a deemed dissolution, liquidation or winding-up of the Company. In the event the Company declares dividends in the future, the Series A-1 Stock is preferentially entitled to receive 10% cumulative dividends per annum, payable in arrears starting December 30, 2009, which may increase to 20% during the existence of certain events of default. Absent the declaration of dividends, this cumulative feature of the Series A-1 Stock does not result in an accrual of a liability, but does affect the composition of loss per share. (See Note 7). The Series A-1 Stock is not redeemable by the holder thereof, but is callable at the election of the Company (provided an event of default has not occurred and is continuing) upon 30 days prior notice at a redemption price equal to the initial purchase price plus any accrued but unpaid dividends. The Series A-1 Stock is subject to a blocker (the “Blocker”) that would prevent each holder’s common stock ownership at any given time from exceeding 4.99% of the Company’s outstanding common stock (which percentage may increase but never above 9.99%).
On March 31, 2009, the Company’s stockholders approved the creation and issuance of the Company’s Series A-2 Stock, a 10% cumulative convertible non-voting preferred stock. The February 2009 completion of the Company’s Private Placement raising $1.0 million of gross proceeds, satisfied the requirements of the Company’s binding Memorandum of Understanding with Longview and Alpha for the exchange of $1.0 million of obligations under the Restructured Debt for new convertible preferred stock, and the Company entered into a Subscription Agreement in March 2009 for such exchange. The approval of the Company’s stockholders and the occurrence of certain other events satisfied the conditions in the Subscription Agreement and, accordingly, on April 30, 2009, the Company sold and issued 24,999 shares of the Series A-2 Stock to Longview and Alpha at a purchase price of $40 per share. The approximate $1,000,000 aggregate purchase price for the Series A-2 Stock was satisfied solely by Longview’s and Alpha’s exchange of all the remaining portion of the Series 1 Notes.

Each share of Series A-2 Stock is convertible at any time at the holder’s option into 100 shares of common stock at an initial conversion price of $0.40 per share of common stock, the conversion price approved by stockholders, which was the last reported closing sales price of the Company’s common stock on the date the Company entered into the Subscription Agreement for such issuance and was above the last reported closing sales price of the Company’s common stock on March 31, 2009, the date stockholder approval was received. The conversion price of the Series A-2 Stock is subject to ratchet price dilution protection in the event the Company issues securities (other than certain excepted issuances) at a price below the then current conversion price, subject to the limitation of the authorized capital of the Company. The conversion price of the Series A-2 Stock also is subject to adjustment for stock splits, stock dividends, recapitalizations and the like. The Series A-2 Stock is non-voting (except to the extent required by law), but ranks senior to the common stock, and pari passu with the Company’s Series A-1 Stock, with respect to dividends and with respect to distributions upon a deemed dissolution, liquidation or winding-up of the Company. The Series A-2 Stock is entitled to 10% cumulative dividends per annum, payable in arrears starting December 30, 2010, which may increase to 20% during the existence of certain events of default. The Series A-2 Stock is not redeemable by the holder thereof, but is callable at the election of the Company (provided an event of default has not occurred and is continuing) upon 30 days prior notice at a redemption price equal to the initial purchase price plus any accrued but unpaid dividends. The Series A-2 Stock is subject to a blocker (the “Blocker”) that would prevent each holder’s common stock ownership at any given time from exceeding 4.99% of the Company’s outstanding common stock (which percentage may increase but never above 9.99%).
In the 13-week and 39-week periods ended June 28, 2009, 4,083 shares of the Series A-1 Stock was converted by Longview and Alpha into 306,250 shares of the Company’s common stock. In the 13-week and 39-week periods ended June 29, 2008, 7,333 shares of the Series A-1 Stock was converted by Alpha into 73,300 shares of the Company’s common stock.
Stock Incentive Plans. In June 2006, the Company’s stockholders approved the Company’s 2006 Omnibus Incentive Plan (the “2006 Plan”), which is designed to serve as a comprehensive equity incentive program to attract and retain the services of individuals essential to the Company’s long-term growth and financial success. The 2006 Plan permits the granting of stock options (including both incentive and non-qualified stock options), stock-only stock appreciation rights, nonvested stock and nonvested stock units, performance awards of cash, stock or property, dividend equivalents and other stock grants. Upon approval of the 2006 Plan in June 2006, the Company’s 2003 Stock Incentive Plan, 2001 Compensation Plan, 2001 Non-Qualified Stock Option Plan, 2001 Stock Option Plan, 2000 Non-Qualified Stock Option Plan and 1999 Stock Option Plan (the “Prior Plans”) were terminated, but existing options issued pursuant to the Prior Plans remain outstanding in accordance with the terms of their original grants. The number of shares of common stock reserved under the 2006 Plan initially was set to be increased on the first day of each fiscal year, beginning on October 2, 2006, in an amount equal to the lesser of (a) 100,000 shares or (b) such lesser number as determined by the Board. Pursuant to those terms, at June 28, 2009, the aggregate number of shares of common stock remaining available for issuance under future stock-based awards that may be made under the 2006 Plan was 415,900 shares. On March 31, 2009, stockholders approved an amendment to the 2006 Plan to increase the number of shares of common stock reserved for issuance thereunder by 500,000 shares, which share reservation shall automatically increase at the beginning of each subsequent fiscal year by the lesser of 1,250,000 shares or 5% of the common stock of the Company then outstanding. Under the 2006 Plan, options and nonvested and vested stock may be granted to the Company’s employees, directors and bona fide consultants. As of June 28, 2009, there were options to purchase 249,600 shares of the Company’s common stock outstanding under the 2006 Plan, 84,200 shares of nonvested stock were issued and outstanding pursuant to the 2006 Plan and 236,900 shares of vested stock were issued and outstanding pursuant to the 2006 Plan.

The following table summarizes stock options outstanding as of June 28, 2009 as well as activity during the 39-week period then ended:

		Weighted Average
	Shares (1)	Exercise Price
Outstanding at September 28, 2008	477,900	$22.49
Granted	122,000	0.37
Exercised	—	—
Forfeited	(31,000)	21.87

Outstanding at June 28, 2009	568,900	$17.70

Exercisable at June 28, 2009	497,100	$18.76

(1)	Rounded to nearest one hundred (100).
At June 28, 2009, the weighted-average remaining contractual life of options outstanding and exercisable was 5.6 years and 5.2 years, respectively.
At June 28, 2009, the aggregate intrinsic value of unvested options outstanding and options exercisable was $0 and $5,500, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. There were no options exercised during the 39 weeks ended June 28, 2009.
The weighted average grant date fair value of options granted during fiscal 2006, fiscal 2007 and fiscal 2008 was $14.70, $14.10 and $1.72, respectively. The total intrinsic value of options exercised during fiscal 2006, fiscal 2007 and fiscal 2008 was $170,300, $37,300 and $9,300, respectively.
The amount of compensation expense related to outstanding stock options not yet recognized at June 28, 2009 was $6,000 and, assuming the grantees continue to be employed by or remain as directors of the Company, that amount will be recognized as compensation expense as follows:

FY 2009 (remainder of year)	$1,000
FY 2010	3,600
FY 2011	1,400

Total	$6,000

The following table summarizes nonvested stock grants outstanding as of June 28, 2009 as well as activity during the 39-week period then ended:

		Weighted
		Average Grant
	Nonvested Shares	Date Fair Value
	(1)	per Share
Outstanding at September 28, 2008	26,900	$11.30
Granted	70,400	0.36
Vested	(10,800)	10.90
Forfeited	(2,300)	8.83

Outstanding at June 28, 2009	84,200	$2.27

(1)	Rounded to nearest one hundred (100).

The amount of compensation expense related to nonvested stock grants not yet recognized at June 28, 2009 was $100,800 and, assuming the grantees continue to be employed by or remain as directors of the Company, that amount will be recognized as compensation expense as follows:

FY 2009 (remainder of year)	$26,700
FY 2010	65,200
FY 2011	8,200
FY 2012	700

Total	$100,800

Employee Stock Benefit Plan. In October 2008, the Board of Directors authorized the Company to make a contribution to the Company’s ESBP in the amount of $750,000, which represented a contribution for fiscal 2009 equal to approximately 9% of the Company’s expected gross salary and wages of its employees for fiscal 2009. As has been the Company’s prior practice, the $750,000 contribution for fiscal 2009 was made in shares of the Company’s common stock valued at the closing sales price of the Company’s common stock on the date of the authorization of the contribution by the Board of Directors. Of the fiscal 2009 contribution, $562,500 was amortized in the 39-week period ended June 28, 2009. The $187,500 portion of the fiscal 2009 contribution that had not been amortized at June 28, 2009 has been recorded as a prepaid ESBP contribution in equity and will be amortized over the remaining quarter of fiscal 2009. Pursuant to the ESBP provision, vesting requirements are met as services are performed and fulfilled at each fiscal year end.
Deferred Compensation Plan. In September 2002, the Company established a deferred compensation plan, the Non-Qualified Deferred Compensation Plan, for certain key employees with long-term service with the Company. At the discretion of the Board of Directors, annual contributions of common stock of the Company are made to a Rabbi Trust under such plan to be held for the benefit of the deferred compensation plan participants. In October 2007, the Board of Directors authorized a fiscal 2008 contribution to the deferred compensation plan in the amount of 10,000 shares of common stock valued at $99,000. Of this contribution, $74,200 was amortized in the 39-week period ended June 29, 2008. The $24,800 portion of the fiscal 2008 contribution that had not been amortized at June 29, 2008 was recorded as a prepaid contribution in equity to be amortized over the remaining quarter of fiscal 2008. As of June 28, 2009, the Board of Directors had not authorized a fiscal 2009 contribution to the deferred compensation plan and no accrual for such expense has been recorded in the Company’s financial statements. Participants’ potential distributions from the Rabbi Trust represent unsecured claims against the Company. The Rabbi Trust was established by the Company and is subject to creditors’ claims. Shares in this plan may be distributed to each plan beneficiary when they retire from service with the Company. At June 28, 2009, 65,000 shares of the Company’s common stock were in the Rabbi Trust.
Executive Salary Continuation Plan (the “ESCP”). In February 1996, the Company established a deferred compensation plan, the ESCP, for select key employees of the Company. Benefits payable under the ESCP are established on the basis of years of service with the Company, age at retirement and base salary, subject to a maximum benefits limitation of $137,000 per year for any individual. The ESCP is an unfunded plan. The recorded liability for future expense under the ESCP is determined based on expected lifetime of participants using Social Security mortality tables and discount rates comparable to that of rates of return on high quality investments providing yields in amount and timing equivalent to expected benefit payments. At the end of each fiscal year, the Company determines the assumed discount rate to be used to discount the ESCP liability. The Company considered various sources in making this determination for fiscal 2008, including the Citigroup Pension Liability Index, which at September 30, 2008 was 7.5%. Based on this review, the Company used a 7% discount rate for determining the ESCP liability at September 28, 2008. There are presently two retired executives of the Company who are receiving lifetime benefits aggregating $184,700 per annum under the ESCP. Two current executives of the Company are eligible for lifetime benefits of $137,000 per annum each upon their retirement. The current and long-term portions of the ESCP liability at June 28, 2009 are $184,700 and $3,391,600, respectively, for an aggregate liability of $3,576,300. The current and long-term portions of the ESCP liability at September 28, 2008 are $184,700 and $3,484,800, respectively, for an aggregate liability of $3,669,500.

Note 7 — Income (Loss) per Share
The Company had a net loss for all current and prior periods presented except for the 39-week period ended June 28, 2009. Accordingly, for the 13-week period ended June 28, 2009, the 13-week period June 29, 2008 and the 39-week period ended June 29, 2008, there was no difference between basic and diluted loss per share in each period. In the 39-week period ended June 28, 2009, application of the “as-if-converted” method to the Company’s convertible preferred stock resulted in said instruments being anti-dilutive and therefore not impacting calculation of income per share. However, as of June 28, 2009, the Company had outstanding stock options and nonvested stock with exercise or valuation prices less than the average closing market price of the Company’s common stock over the 39-week period ended June 28, 2009. Such “in-the money” instruments are assumed to have been exercised or vested at the beginning of a period (or at time of issuance, if later) for purposes of calculating diluted income per share if the Company has recorded a year-to-date income through said period, which was the case in the 39-week period ended June 28, 2009. As a result, basic and diluted net income per common share are different for the 39-week period ended June 28, 2009. Cumulative dividends on the Series A-1 Stock and Series A-2 Stock, although not declared, constitute a preferential claim against future dividends, if any, and are treated as an incremental expense of continuing operations for purposes of determining basic and diluted net income (loss) from continuing operations per common share.
The following table sets forth the computation of basic and diluted net income (loss) per common share:

	13 Weeks Ended		39 Weeks Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Continuing Operations Numerator:
Income (loss) from continuing operations	$(2,544,900)	$(2,876,400)	$410,600	$(9,627,400)
Undeclared cumulative dividends on Series A-1 and Series A-2 preferred stock	(121,700)	(78,400)	(325,900)	(78,400)

Adjusted basic and diluted net income (loss) applicable to common stockholders	$(2,666,600)	$(2,954,800)	$84,700	$(9,705,800)

Discontinued Operations Numerator:
Income (loss) from discontinued operations	$—	$267,100	$58,400	$(162,300)

Basic Net Income (Loss) Continuing and Discontinued Operations Denominator:
Weighted average number of common shares outstanding	7,708,400	3,059,000	6,257,000	2,917,100

Basic net income (loss) per share information:
From continuing operations	$(0.35)	$(0.97)	$0.01	$(3.33)
From discontinued operations	(0.00)	0.09	0.01	(0.06)

Basic net income (loss) per common share	$(0.35)	$(0.88)	$0.02	$(3.39)

Diluted Net Income (Loss) Continuing and Discontinued Operations Denominator:
Assumed net exercise and vesting of options and nonvested stock	—	—	2,500	—
Weighted average number of common shares outstanding	7,708,400	3,059,000	6,257,000	2,917,100

Assumed weighted common shares outstanding	7,708,400	3,059,000	6,259,500	2,917,100

Diluted net income (loss) per share information:
From continuing operations	$(0.35)	$(0.97)	$0.01	$(3.36)
From discontinued operations	(0.00)	0.09	0.01	(0.06)

Diluted net income (loss) per common share	$(0.35)	$(0.88)	$0.02	$(3.39)

Note 8 — Inventories, Net
Net inventories at June 28, 2009 and September 28, 2008 are set forth below.

	June 28,	September 28,
	2009	2008
Inventory:
Work in process	$1,100,500	$1,827,700
Raw materials	471,500	494,600
Finished goods	160,900	70,800

	1,732,900	2,393,100

Less reserve for obsolete inventory	(377,300)	(1,266,200)

	$1,355,600	$1,126,900

Title to all inventories remains with the Company. Inventoried materials and costs relate to: work orders from customers; the Company’s generic module parts and memory stacks; and capitalized material, labor and overhead costs expected to be recovered from probable new research and development contracts. Work in process includes amounts that may be sold as products or under contracts. Such inventoried costs are stated generally at the total of the direct production costs including overhead. Inventory valuations do not include general and administrative expenses. Inventories are reviewed quarterly to determine salability and obsolescence. The net book value of capitalized pre-contract costs, which gross costs are included in the caption “Work in process,” at June 28, 2009 and September 28, 2008 was $567,400 and $676,000, respectively.

Note 9 — Intangible Assets, Net
The Company’s intangible assets are reported at cost less accumulated amortization and consist of patents and trademarks related to the Company’s various technologies and capitalized software. Net intangible assets at June 28, 2009 and September 28, 2008 are set forth below.

	June 28,	September 28,
	2009	2008
Intangible assets, net:
Patents and trademarks	$21,500	$1,617,500
Software	2,394,600	2,456,600
	2,416,100	4,074,100

Less accumulated amortization	(2,330,500)	(3,068,600)

	$85,600	$1,005,500

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
Pursuant to the Patent Sale and License in March 2009, the Company sold most of its patents in consideration for a cash payment of $9.5 million, $8.5 million of which was paid to the Company in March 2009 and the remaining $1.0 million was paid in April 2009. The Patent Sale and License was with an unrelated party, the purchase price was nonrefundable, control over the purchased assets was fully transferred to the purchaser at the time of sale and there were no obligations precluding full recognition of the transaction. The carrying value of the patents sold at the transaction date was approximately $867,200 and accordingly was removed from the Company’s books. The purchaser granted the Company, for no charge, a royalty-free, worldwide, non-exclusive license to use in the Company’s business the patents sold pursuant to the Patent Sale and License. The Company realized a gain of $0 and $8,632,800 from the sale of these patent assets in the 13-week and 39-week periods ended June 28, 2009, respectively.
The patent and trademark amortization expense for the 13-week and 39-week periods ended June 28, 2009 was $2,100 and $92,300, respectively. The patent and trademark amortization expense for fiscal 2008 was $154,200, of which $38,000 and $114,200 was incurred in the 13-week and 39-week periods ended June 29, 2008. The aggregate amortization of identifiable intangible assets for the 39-week periods ended June 28, 2009 and June 29, 2008 was $165,000 and $280,600, respectively. The unamortized balance of intangible assets at June 28, 2009 is estimated to be amortized over the balance of this fiscal year and the next five fiscal years thereafter as follows:

For the Fiscal Year	Estimated Amortization Expense

2009 (remainder of year)	$20,200
2010	51,500
2011	2,200
2012	2,200
2013	2,200
2014	1,900

The Company reviews its intangible assets for impairment when and if impairment indicators occur as required by SFAS 142, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. At June 28, 2009 and September 28, 2008, management believed no indications of impairment existed.
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
The Company’s management evaluates financial information to review the performance of the Company’s research and development contract business separately from the Company’s product business, but only to the extent of the revenues and the cost of revenues of the two segments. Because the various indirect expense operations of the Company, as well as its assets, now support all of its revenue-generating operations in a matrix manner, frequently in circumstances in which a distinction between research and development contract support and product support is difficult to identify, segregation of these indirect costs and assets is impracticable. The revenues and gross profit or loss of the Company’s two reportable segments for the 13-week and 39-week periods ended June 28, 2009 and June 29, 2008 are shown in the following table. The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies.

	13 Weeks Ended		39 Weeks Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
Contract research and development revenue	$2,508,500	$4,189,900	$7,247,000	$11,266,100
Cost of contract research and development revenue	1,705,200	3,176,800	5,651,100	8,868,300

Contract research and development segment gross profit	$803,300	$1,013,100	$1,595,900	$2,397,800

Product sales	$262,700	$482,000	$1,099,400	$2,385,900
Cost of product sales	323,000	332,400	1,110,800	1,775,300

Product segment gross profit (loss)	$(60,300)	$149,600	$(11,400)	$610,600

Reconciliations of segment revenues to total revenues are as follows:

	13 Weeks Ended		39 Weeks Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
Contract research and development revenue	$2,508,500	$4,189,900	$7,247,000	$11,266,100
Product sales	262,700	482,000	1,099,400	2,385,900
Other revenue	3,300	8,000	12,800	20,500

Total revenues	$2,774,500	$4,679,900	$8,359,200	$13,672,500

Reconciliations of segment gross profit to income (loss) from continuing operations before minority interest and provision for income taxes are as follows:

	13 Weeks Ended		39 Weeks Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
Contract research and development segment gross profit	$803,300	$1,013,100	$1,595,900	$2,397,800
Product segment gross profit (loss)	(60,300)	149,600	(11,400)	610,600
Net segment gross profit	743,000	1,162,700	1,584,500	3,008,400
Add (deduct)
Other revenue	3,300	8,000	12,800	20,500
General and administrative expense	(2,862,500)	(2,439,400)	(6,982,200)	(7,012,600)
Research and development expense	(531,300)	(454,600)	(1,318,000)	(1,094,700)
Interest expense	(218,400)	(1,464,600)	(1,458,100)	(4,847,400)
Gain on sale or disposal of assets	8,000	314,800	8,640,800	315,600
Other income	5,000	900	51,700	1,900

Income (loss) from continuing operations before minority interest and provision for income taxes	$(2,852,900)	$(2,872,200)	$531,500	$(9,608,300)

Note 11 — Concentration of Revenues and Sources of Supply
In the 13-week and 39-week periods ended June 28, 2009, direct contracts with the U.S. government accounted for 57% and 57%, respectively, of the Company’s total revenues, and second-tier government contracts with prime government contractors accounted for 39% and 26% of total revenues, respectively. The remaining 4% and 17% of the Company’s total revenues in the 13-week and 39-week periods ended June 28, 2009, respectively, were derived from non-government sources. Of the revenues derived directly or indirectly from U.S. government agencies, the U. S. Air Force and the U.S. Army accounted for 41% and 12%, respectively, of total revenues in the 13-week period ended June 28, 2009 and 33% and 13%, respectively, of total revenues in the 39-week period ended June 28, 2009. Loss of any of these customers would have a material adverse impact on our business, financial condition and results of operations. No other single governmental or non-governmental customer accounted for more than 10% of the total consolidated revenues in the 13-week and 39-week periods ended June 28, 2009.

In the 13-week and 39-week periods ended June 29, 2008, direct contracts with the U.S. government accounted for 44% and 38%, respectively, of the Company’s total revenues, and second-tier government contracts with government contractors accounted for 40% and 44% of total revenues, respectively. The remaining 16% and 18% of the Company’s total revenues in the 13-week and 39-week periods ended June 29, 2008, respectively, were derived from non-government sources, of which 16% and 13%, respectively, of the Company’s total revenues in the 13-week and 39-week periods ended June 29, 2008 were derived from Pixel Optics. Of the revenues derived directly or indirectly from U.S. government agencies, the U.S. Air Force, SAIC, a government contractor, and OASYS Technology, a government contractor, accounted for 37%, 21% and 7%, respectively, of total revenues in the 13-week period ended June 29, 2008 and 31%, 19% and 11%, respectively, of total revenues in the 39-week period ended June 29, 2008.
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
Note 12 — Commitments and Contingencies
Litigation. In January 2008, Timothy Looney, the former shareholder of Optex, filed a lawsuit in the Superior Court of California, County of Orange, against the Company and its senior lenders alleging that the Company had breached its contract to register the shares of the Company’s common stock issued to Mr. Looney to purchase the final 30% of Optex. Mr. Looney also alleged that the Company’s senior lenders had tortiously and negligently interfered with his contractual rights with the Company by requiring the Company to refrain from registering his securities. In March of 2009, the Company received notice that the senior lenders had reached a settlement with Mr. Looney, the terms of which are unknown. The senior lenders have notified the Company that they believe they are entitled to indemnification by the Company for this claim under their loan arrangements with the Company, and the Company has paid such indemnification expense. (See also Note 5). Pursuant to this lawsuit, Mr. Looney is seeking partial liquidated damages, declarative and injunctive relief compelling the Company to register his shares and unspecified compensatory damages.
In June 2008, the Company filed a cross-complaint against Mr. Looney in the Superior Court of California, County of Orange, in response to the January 2008 action discussed above, alleging that Mr. Looney fraudulently and negligently misrepresented the financial condition of Optex prior to its sale to the Company and breached his contractual obligations to the Company subsequent to that sale. Pursuant to this cross-complaint, the Company sought compensatory and punitive damages and attorney’s fees.
Trial of Mr. Looney’s January 2008 lawsuit against the Company and the Company’s June 2008 cross-complaint against Mr. Looney was completed in July 2009. A jury verdict was reached awarding Mr. Looney liquidated damages of $105,000, with the court rejecting Mr. Looney’s claim for additional compensatory damages based on the Company’s motion, and the Company’s cross-complaint against Mr. Looney with respect to allegations of fraud was denied. The results of the trial are potentially subject to post trial motions and appeal by either or both parties. Depending on the disposition of pending matters or appeals, the Company may also be subject to judgment for Mr. Looney’s legal expenses, but such an outcome is presently indeterminable.

In December 2008, Mr. Looney filed another lawsuit in the Superior Court of California, County of Orange alleging breach of contract. Mr. Looney alleges that the UCC foreclosure sale of the assets of Optex constituted a “change-in-control” and claims that the Company is required to pay him an earn-out payment of $3.9 million. The Company believes that it has meritorious defenses to this claim. The Company has also filed a cross-complaint against Mr. Looney in this proceeding, repeating the allegations of the earlier suit that Mr. Looney fraudulently and negligently misrepresented the financial condition of Optex prior to its sale to the Company and breached his contractual obligations to the Company subsequent to that sale. Pursuant to this cross-complaint, the Company is seeking compensatory and punitive damages and attorney’s fees. On July 30, 2009, the court denied Mr. Looney’s motion for summary adjudication of his claim. This litigation is set for trial on January 25, 2010.
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
In April 2009, Mr. Looney initiated litigation against the Company for breach of contract for alleged default under the $400,000 one-year unsecured subordinated promissory note in the State District Court of Dallas County, Texas. Also in April 2009, TWL Group, LP, an entity owned by Mr. Looney, initiated litigation against Optex for breach of contract for alleged default under a $2 million secured subordinated note. As a result of the Company’s filings, the litigation on the $400,000 note has been removed to the Federal District Court of Northern Texas. The Company’s defenses against each of these matters are related to its defenses and cross-claims in the California courts, defenses the Company intends to pursue vigorously in each venue.
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

In March 2009, FirstMark III, LP, formerly known as Pequot Private Equity Fund III, LP, filed a lawsuit in the state Supreme Court of New York County, New York, against the Company. The litigation alleges breach of a December 29, 2006, settlement agreement between FirstMark III, LP’s predecessor, and the Company that was intended to resolve certain disputes relating to convertible notes owed by the Company. The Company is currently in negotiations with FirstMark III, LP, to resolve the matter without further litigation, but such an outcome cannot be assured.
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
At September 28, 2008, the Company had net operating loss (“NOL”) carryforwards of approximately $131,342,000 for financial reporting and federal income tax purposes expiring in varying amounts from fiscal 2009 through fiscal year 2028, and $58,242,000 for California tax purposes expiring in varying amounts from fiscal 2009 through fiscal year 2018, available to offset future federal and California taxable income. In addition, as of September 28, 2008, the Company had qualified research credits of $2,127,000, expiring in varying amounts through fiscal year 2028, which are available to offset future income taxes. The ability of the Company to utilize the net operating loss and credit carryforwards is likely to be restricted by certain provisions of the Internal Revenue Code due to changes in ownership of the Company’s common stock. Because realization of such tax benefits is uncertain, the Company has provided a 100% valuation allowance as of June 28, 2009 and September 28, 2008. In general, an ownership change results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on numerous occasions which, combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in a change of control for tax purposes or could result in a change of control for tax purposes in the future upon subsequent disposition. The Company has not currently completed a study to assess whether a change in control for tax purposes has occurred or whether there have been multiple changes of control for tax purposes since the Company’s formation due to the significant complexity and cost associated with such study and that there could be additional changes in the future. If the Company has experienced a change of control for tax purposes at any time since Company formation, utilization of the Company’s NOL or R&D credit carryforwards would be subject to an annual limitation under Sections 382 and 383 of the Internal Revenue Code, determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization.

Note 14 — Related Party Transactions
In December 2005, the Company amended and restated its consulting agreement entered into in May 2005 and amended in August 2005, with one of the Company’s then directors, Chris Toffales, and his consulting firm, CTC Aero, LLC, of which he is sole owner. The December 2005 amendment extended the term of the agreement from one year to three years, increased the monthly consulting fee for business development services from $15,000 to $21,000 per month and changed the terms for payment of any fee that could have been earned by CTC Aero and Mr. Toffales in connection with potential acquisition activities of the Company. In accordance with this agreement, Mr. Toffales earned a fee of $500,000 as a result of the acquisition of Optex plus due diligence fees and expenses of $20,300. Pursuant to the December 2005 amendment, the Company also was to pay an additional amount in cash equal to 35% of the acquisition related fee and future acquisition fees, if any, were to be payable in unregistered shares of the Company’s common stock in an amount equal to between 5% and 1% of the total purchase price paid by the Company for such acquisition, which percentage was to decrease based upon the total acquisition purchase price, and valued at the same per share purchase price as agreed upon in the applicable acquisition. The minimum acquisition related fee, if any, remained unchanged by the December 2005 amendment at $150,000. The acquisition related fee and other amounts due to Mr. Toffales under the consulting agreement were retired in December 2007 pursuant to a Consulting Termination Agreement and Release (the “Release”). Pursuant to the Release, the consulting agreement by and among the Company, CTC and Mr. Toffales, as amended and restated in December 2005, was terminated. In consideration for prior services rendered to the Company, (i) the Company issued to Mr. Toffales 50,000 shares of restricted common stock of the Company under the Company’s 2006 Omnibus Incentive Plan, which shares vested in full on January 6, 2008, and (ii) the Company issued to Mr. Toffales an additional 50,000 shares of unrestricted common stock of the Company under the Company’s 2006 Omnibus Incentive Plan on January 7, 2008. In addition, the Company also made a cash payment to each of Mr. Toffales and CTC in the amount of $500, and the parties to the Release released all claims against the other parties and certain of their affiliates. The Release further provided that Mr. Toffales resign from the Company’s Board of Directors, which resignation became effective on December 28, 2007, and as a consultant to the Company, which resignation became effective in January 2008. The value assigned to the shares issued under the Release, $800,000, based on the $8.00 per share closing price of the Company’s common stock on December 28, 2007, was approximately equal to unpaid amounts previously accrued under the terminated consulting agreement as services were performed thereunder. CTC Aero also earned a fee of $127,500 paid by Pequot, the Company’s then lender, in connection with the private placement of the convertible debt entered into by the Company to partially finance the Initial Acquisition of Optex.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operatis.
This report contains forward-looking statements regarding Irvine Sensors which include, but are not limited to, statements concerning our projected revenues, expenses, gross profit and income, mix of revenue, the need for additional capital, our ability to regain and maintain compliance with Nasdaq listing requirements, demand for our products, the benefits and potential applications for our products and technologies, the effect of the Patent Sale and License and our ability to develop and sell new patents in the future, the effect of the sale of the assets of Optex Systems, Inc., our ability to obtain and successfully perform additional new contract awards and the related funding and profitability of such awards, market acceptance of our products and technologies, the competitive nature of our business and markets, the success and timing of new product introductions and commercialization of our technologies, product qualification requirements of our customers, our significant accounting policies and estimates, and the outcome of expense audits. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “hopes,” “estimates,” “should,” “may,” “will,” “with a view to” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Such factors include, but are not limited to the following:
•	our ability to obtain additional financing for working capital on acceptable terms in a timely manner;
•	our ability to regain and maintain compliance with Nasdaq’s listing requirements, including our ability to increase our net income from continuing operations;
•	the outcome of existing litigation;
•	our ability to continue as a going concern;
•	our ability to obtain critical and timely product and service deliveries from key vendors due to our working capital limitations, competitive pressures or other factors;
•	our ability to successfully execute our business plan and control costs and expenses;
•	our ability to obtain expected and timely bookings and orders resulting from existing contracts;
•	our ability to secure and successfully perform additional research and development contracts, and achieve greater contracts backlog;
•	governmental agendas, budget issues and constraints and funding or approval delays;
•	our ability to maintain adequate internal controls and disclosure procedures, and achieve compliance with Section 404 of the Sarbanes-Oxley Act;
•	our ability to introduce new products, gain broad market acceptance for such products and ramp up manufacturing in a timely manner;
•	new products or technologies introduced by our competitors, many of whom are bigger and better financed than us;
•	the pace at which new markets develop;
•	our ability to establish strategic partnerships to develop our business;
•	our limited market capitalization;
•	general economic and political instability; and
•	those additional factors which are listed under the section “Risk Factors” in Part II, Item 1A of this report.

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
In December 2005, we completed the Initial Acquisition of Optex, a privately held manufacturer of telescopes, periscopes, lenses and other optical systems and instruments whose customers were primarily agencies of and prime contractors to the U.S. Government. In consideration for the Initial Acquisition, we made an initial cash payment to the sole shareholder of Optex, Timothy Looney, in the amount of $14.0 million and made an additional cash payment of $64,200 to Mr. Looney in July 2006 upon completion of the audit of Optex’s financial statements for the year ended December 31, 2005. As additional consideration, we were initially required to pay to Mr. Looney cash earnout payments in the aggregate amount up to $4.0 million based upon the net cash generated from the Optex business, after debt service, for fiscal 2006 and the next two subsequent fiscal years. Mr. Looney was not entitled to any earnout payments for fiscal 2006, for fiscal 2007 or for fiscal 2008. In January 2007, we negotiated an amendment to our earnout agreement with Mr. Looney that extended his earnout period to December 2009 and reduced the aggregate maximum potential earnout by $100,000 to $3.9 million in consideration for a secured subordinated term loan providing for advances from an entity owned by Mr. Looney to Optex of up to $2 million. This term loan bears interest at 10% per annum and matures on the earlier of February 2009 or 60 days after repayment of our senior debt. As of June 28, 2009, this term loan was fully advanced to Optex. Mr. Looney has brought a lawsuit against the Company alleging that the Company is obligated to pay him the full earnout as a result of the Optex Asset Sale. (See Part II, Item 1, Legal Proceedings).
In connection with the Initial Acquisition, we entered into the Buyer Option with Mr. Looney, pursuant to which we agreed to purchase the remaining 30% of the capital stock of Optex held by Mr. Looney. On December 29, 2006, we amended certain of our agreements with Mr. Looney regarding the Buyer Option. In consideration for such amendments, we issued a one-year unsecured subordinated promissory note to Mr. Looney in the principal amount of $400,000, bearing interest at a rate of 11% per annum. We exercised the Buyer Option on December 29, 2006 and issued Mr. Looney approximately 269,231 shares of our common stock as consideration for our purchase of the remaining 30% of the outstanding common stock of Optex held by him. As a result of the Initial Acquisition and exercise of the Buyer Option, Optex became our wholly-owned subsidiary.

We financed the Initial Acquisition of Optex by a combination of $4.9 million of senior secured debt from Square 1 Bank under a term loan and $10.0 million of senior subordinated secured convertible notes from two private equity funds, which are sometimes referred to in this report collectively as “Pequot.” In December 2006, both of these obligations were refinanced with two new senior Lenders, Longview and Alpha. These transactions resulted in approximately $4.4 million of non-recurring debt extinguishment expenses, which were largely non-cash, and approximately $12.4 million of future additional interest expense resulting from debt discounts and issuance costs. In November 2007, we restructured these obligations, as well as a short-term $2.1 million debt obligation to Longview, to extend the maturity date of all of such obligations, including the related interest, to December 30, 2009 in consideration for a restructuring fee of approximately $1.1 million, which fee was also initially payable December 30, 2009, but which was extended to September 30, 2010 in connection with partial repayment related to the Patent Sale and License.
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
In March 2009, we sold most of our patent portfolio to a patent acquisition company for $9.5 million in cash, $8.5 million of which was paid in March 2009 and $1.0 million of which was paid in April 2009, and the patent acquisition company granted us a perpetual, worldwide, royalty-free, non-exclusive license to use the sold patents in our business (the “Patent Sale and License”). In order to secure the release of security interests to effectuate the Patent Sale and License, we agreed to pay $2.8 million of the aggregate principal and accrued interest owed to the Lenders from the proceeds of the Patent Sale and License. After such payment, our aggregate principal and accrued interest owed to the Lenders was approximately $1.2 million. Subject to satisfying certain conditions, including our consummation of a $1.0 million bridge debt financing, the Lenders had agreed to exchange Notes in the amount of $1.0 million of such residual principal for a new class of non-voting convertible preferred stock of the Company. We completed such a bridge financing in February 2009 and satisfied other conditions for such exchange in April 2009, and $1.0 million of principal under our obligations was cancelled in through the exchange of Notes for the issuance of 24,999 shares of our newly-created Series A-2 Stock on April 30, 2009. The conversion of the Series A-2 Stock into shares of our common stock is subject to the same conversion blocker as contained in our Series A-1 Preferred Stock.
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
We have a history of unprofitable operations due in part to our investment in Optex and due to discretionary investments that we have made to commercialize our technologies and to maintain our technical staff and corporate infrastructure at levels that we believed were required for future growth. These investments have yet to produce profitable operating results, except for the current 39-week period ended June 28, 2009 as a result of the Patent Sale and License. With respect to our investments in staff and infrastructure, the advanced technical and multi-disciplinary content of our technologies places a premium on a stable and well-trained work force. As a result, we generally maintain the size of our work force even when anticipated government contracts are delayed, a circumstance that has occurred with some frequency in the past and that has resulted in under-utilization of our labor force for revenue generation from time to time. Delays in receipt of research and development contracts are unpredictable, but we believe such delays represent a recurring characteristic of our research and development contract business. We anticipate that the impact on our business of future delays can be mitigated by the achievement of greater contract backlog and are seeking growth in our research and development contract revenue to that end. We are also seeking to expand the contribution to our total revenues from product sales, which have not historically experienced the same types of delays that can occur in research and development contracts. We have not yet demonstrated the level of sustained research and development contract revenue or product sales that we believe is required to achieve profitable operations. Our ability to recover our investments through the cost-reimbursement features of our government contracts is constrained due to both regulatory and competitive pricing considerations.
To offset the adverse working capital effect of our net losses, we have historically financed our operations through issuance of various equity and debt instruments. To finance the acquisition of Optex, we also incurred material long-term debt, and we have exchanged a significant portion of that debt into preferred stock that is convertible into our common stock. Since the beginning of fiscal 2006 through June 28, 2009, we have issued approximately 6.2 million shares of our common stock, an increase of approximately 330% over the approximately 1.9 million shares of our common stock outstanding at the beginning of that period, and a substantial dilution of stockholder interests. At June 28, 2009, our fully diluted common stock position was approximately 21.4 million shares, which assumes the conversion into common stock of all preferred stock outstanding as of June 28, 2009 and the exercise for cash of all outstanding warrants and options to purchase the Company’s securities. At June 28, 2009, we had approximately $588,400 of debt, exclusive of debt discounts and exclusive of the $2.0 million of debt owed by Optex.
None of our subsidiaries accounted for more than 10% of our total assets at June 28, 2009 or have separate employees or facilities. We currently report our operating results and financial condition in two operating segments, our research and development business and our product business.

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
Revenue Recognition. Our consolidated total revenues during the 39 weeks ended June 28, 2009 were primarily derived from contracts to develop prototypes and provide research, development, design, testing and evaluation of complex detection and control defense systems. Our research and development contracts are usually cost reimbursement plus a fixed fee, fixed price with billing entitlements based on the level of effort we expended or occasionally firm fixed price. Our cost reimbursement plus fixed fee research and development contracts require our good faith performance of a statement of work within overall budgetary constraints, but with latitude as to resources utilized. Our fixed price level of effort research and development contracts require us to deliver a specified number of labor hours in the performance of a statement of work. Our firm fixed price research and development contracts require us to deliver specified items of work independent of resources utilized to achieve the required deliverables. For all types of research and development contracts, we recognize revenues as we incur costs and include applicable fees or profits primarily in the proportion that costs incurred bear to estimated final costs. Costs and estimated earnings in excess of billings under government research and development contracts are accounted for as unbilled revenues on uncompleted contracts, stated at estimated realizable value and are expected to be realized in cash within one year.
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
We analyze each of the relevant factors to determine its impact, individually and collectively with other factors, on the revenue to be recognized for any particular contract with a customer. Our management is required to make judgments regarding the significance of each factor in applying the revenue recognition standards, as well as whether or not each factor complies with such standards. Any misjudgment or error by our management in evaluation of the factors and the application of the standards could have a material adverse effect on our future operating results.
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
We do not utilize distributors for the sale of our products nor do we enter into revenue transactions in which the customer has the right to return product, other than pursuant to a warranty. Accordingly, we do not make any provisions for sales returns, contractual price protection or adjustments in the recognition of revenue.
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

We do not amortize goodwill, but test it annually, as of the first day of our fourth fiscal quarter and between annual testing periods if circumstances warrant, for impairment using a fair value approach. We updated our impairment review of goodwill related to the Optex acquisition at the unit level prior to the filing of our Annual Report on Form 10-K for fiscal 2007 and again prior to the filing of our quarterly reports on Form 10-Q during fiscal 2008. Partly as a result of these reviews, we concluded that the original financial information provided to us regarding Optex’s financial condition had been misrepresented. Accordingly, in July 2008, we filed a cross-complaint against the former owner of Optex seeking recovery of damages. However, since the Optex acquisition, we had invested significant resources to improve the infrastructure and management processes at Optex. In addition, Optex’s funded backlog at September 28, 2008 was significantly greater than at the time of the Initial Acquisition, and we had successfully renegotiated a number of significant Optex contracts to improve gross margins. As a result, we concluded that these and other potential improvements had essentially compensated for lower realized and then-expected fiscal 2008 revenues and related impact to aggregate gross margins in terms of expected future cash flows, such that no impairment of Optex goodwill was required to be recorded at the interim reporting periods of fiscal 2008. However, the action of our Lenders to accelerate our debt and conduct the Optex Asset Sale in October 2008 for a purchase price of $15 million required us to record an impairment of goodwill of approximately $7.2 million at September 28, 2008, resulting in a corresponding material adverse effect to the Company’s financial condition, including non-compliance with Nasdaq’s listing maintenance requirement of at least $2.5 million of stockholders’ equity. The combination of goodwill impairment and reclassification of remaining goodwill to non-current assets of the discontinued operations of Optex pending the consummation of the Optex Asset Sale resulted in reducing the carrying value of goodwill associated with our continuing operations to zero at September 28, 2008 and June 28, 2009.
We amortize the cost of other intangibles over their estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Intangible assets with definite lives at June 28, 2009 and September 28, 2008 consist principally of patents and trademarks related to the Company’s various technologies. Capitalized costs include amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of patent and trademark applications. These assets are amortized on a straight-line method over the shorter of their useful or legal life, generally ten years.
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
Executive Salary Continuation Plan Liability. We have estimated the ESCP liability based on the expected lifetime of participants using Social Security mortality tables and discount rates comparable to that of rates of return on high quality investments providing yields in amount and timing equivalent to expected benefit payments. At the end of each fiscal year, we determine the assumed discount rate to be used to discount the ESCP liability. We considered various sources in making this determination, including the Citigroup Pension Liability Index, which at September 30, 2008 was 7.5%. Based on this review, we used a 7% discount rate for determining ESCP liability at June 28, 2009 and September 28, 2008.
Derivatives. SFAS 133 requires us to record and carry all derivatives on the balance sheet as either liabilities or assets at fair value. Derivatives are measured at fair value with changes in fair value recognized through earnings as they occur.

Results of Operations
Contract Research and Development Revenue. Contract research and development revenue consists of amounts realized or realizable from funded research and development contracts, largely from U.S. government agencies and government contractors. Contract research and development revenues for the 13-week and 39-week periods ended June 28, 2009 declined from contract research and development revenues of the 13-week and 39-week periods ended June 29, 2008 as shown in the following tables:

	Contract Research and	Percentage of
13-Week Comparisons	Development Revenue	Total Revenue
13 weeks ended June 29, 2008	$4,189,900	90%
Dollar decrease in current comparable 13 weeks	(1,681,400)

13 weeks ended June 28, 2009	$2,508,500	90%
Percentage decrease in current 13 weeks	(40%)

	Contract Research and	Percentage of
39-Week Comparisons	Development Revenue	Total Revenue
39 weeks ended June 29, 2008	$11,266,100	82%
Dollar decrease in current comparable 39 weeks	(4,019,100)

39 weeks ended June 28, 2009	$7,247,000	87%
Percentage decrease in current 39 weeks	(36%)
The decline in our contract research and development revenue in the 39-week period ended June 28, 2009 as compared to the 39-week period ended June 29, 2008 was largely due to our liquidity limitations during the first two quarters of fiscal 2009 that impacted our ability to timely pay for and receive subcontractor and vendor support required to fulfill the technical milestones of research and development contracts underway in the current year. We received nearly $2 million less of such support in the 39-week period ended June 28, 2009 as compared to the 39-week period ended June 29, 2008. Since most of our research and development contracts are of a cost reimbursement nature, this reduction in expense incurred in the performance of such contracts directly impacted our corresponding recognition of revenue derived from such expense. In the 13-week period ended June 28, 2009, our subcontractor and vendor support had recovered to a level slightly higher than the 13-week period ended June 29, 2008, but our contract research and development revenue was still less than the prior year 13-week period, largely due to delays in expected government procurements. We believe that these delays are substantially related to reduced government administrative staffing that may continue to impact the pace of government procurements for the foreseeable future.

Cost of Contract Research and Development Revenue. Cost of contract research and development revenue consists of wages and related benefits, as well as subcontractor, independent consultant and vendor expenses directly incurred in support of research and development contracts, plus associated indirect expenses permitted to be charged pursuant to the relevant contracts. Our cost of contract research and development revenue for the 13-week and 39-week periods ended June 28, 2009 declined as compared to the 13-week and 39-week periods ended June 29, 2008 both in terms of absolute dollars and as a percentage of contract research and development revenue compared to the prior year periods as shown in the following tables:

		Percentage of
	Cost of Contract	Contract Research
	Research and	and Development
13-Week Comparisons	Development Revenue	Revenue
13 weeks ended June 29, 2008	$3,176,800	76%
Dollar decrease in current comparable 13 weeks	(1,471,600)

13 weeks ended June 28, 2009	$1,705,200	68%
Percentage decrease in current 13 weeks	(46%)

		Percentage of
	Cost of Contract	Contract Research
	Research and	and Development
39-Week Comparisons	Development Revenue	Revenue
39 weeks ended June 29, 2008	$8,868,300	79%
Dollar decrease in current comparable 39 weeks	(3,217,200)

39 weeks ended June 28, 2009	$5,651,100	78%
Percentage decrease in current 39 weeks	(36%)
The decrease in the 13-week and 39-week periods ended June 28, 2009 in absolute dollar cost of contract research and development revenue as compared to the prior year’s periods was a direct reflection of the decrease in contract research and development revenue discussed above. Given the cost reimbursement nature of most of our research and development contracts, a decrease in contract research and development revenue has an associated decrease in the costs of such revenue. The decrease in cost of contract research and development revenue as a percent of contract research and development revenue in the 13-week and 39-week periods ended June 28, 2009 was largely due to a different mix of technical milestones of research and development contracts in the current year periods as opposed to the comparable periods of the prior year, which required proportionately less expenditure of resources in the prior year to accomplish. These types of fluctuations occur frequently from period-to-period, and we do not expect that this change is representative of a trend.
Product Sales. Our product sales are derived from sales of miniaturized camera products, specialized chips, modules, stacked chip products and chip stacking services. Product sales for the 13-week and 39-week periods ended June 28, 2009 decreased both in terms of absolute dollars and as a percentage of total revenue as compared to the 13-week and 39-week periods ended June 29, 2008 as shown in the following table:

	Product	Percentage of
13-Week Comparisons	Sales	Total Revenue
13 weeks ended June 29, 2008	$482,000	10%
Dollar decrease in current comparable 13 weeks	(219,300)

13 weeks ended June 28, 2009	$262,700	9%
Percentage decrease in current 13 weeks	(46%)

	Product	Percentage of
39-Week Comparisons	Sales	Total Revenue
39 weeks ended June 29, 2008	$2,385,900	17%
Dollar decrease in current comparable 39 weeks	(1,286,500)

39 weeks ended June 28, 2009	$1,099,400	13%
Percentage decrease in current 39 weeks	(54%)
The decrease in product sales in the current year periods was largely the result of the completion of an order from our largest customer for thermal imaging products that contributed substantially to product sales in the 13-week and 39-week periods ended June 29, 2008, but which was completed late in fiscal 2008, and therefore did not contribute product sales to the 13-week and 39-week periods ended June 28, 2009. Our ability to increase sales of our other products in the current year period, largely stacked chips, was also limited by our liquidity constraints discussed above.
Cost of Product Sales. Cost of product sales consists of wages and related benefits of our personnel, as well as subcontractor, independent consultant and vendor expenses directly incurred in the manufacture of products sold, plus related overhead expense. Our cost of product sales for the 13-week and 39-week periods ended June 28, 2009 decreased compared to the 13-week and 39-week periods ended June 29, 2008 as shown in the following tables:

	Cost of	Percentage of
13-Week Comparisons	Product Sales	Product Sales
13 weeks ended June 29, 2008	$332,400	69%
Dollar decrease in current comparable 13 weeks	(9,400)

13 weeks ended June 28, 2009	$323,000	123%
Percentage decrease in current 13 weeks	(3%)

	Cost of	Percentage of
39-Week Comparisons	Product Sales	Product Sales
39 weeks ended June 29, 2008	$1,775,300	74%
Dollar decrease in current comparable 39 weeks	(664,500)

39 weeks ended June 28, 2009	$1,110,800	101%
Percentage decrease in current 39 weeks	(37%)
The decrease in absolute dollars of cost of product sales in the current year periods was primarily related to the decrease in product sales discussed above. Independent of the volume of products shipped in a given period, we incur a relatively fixed level of product support costs, such as material control, diagnostics and calibration, in order to maintain a normal manufacturing capacity. These product support costs are an element of our cost of product sales. When our absolute dollars of product sales decline, as was the case in the 13-week and 39-week periods ended June 28, 2009 compared to the 13-week and 39-week periods ended June 29, 2008, our product support costs do not decline correspondingly. Accordingly, our product support costs generally contribute to an increase in cost of product sales as a percentage of product sales in such circumstances. The increase in cost of product sales as a percentage of product sales in the current year periods relative to the comparable prior year periods was principally due to this factor. The impact of such product support costs on product margins may continue to be relatively volatile in future periods unless and until our product sales increase substantially, thereby reducing the percentage impact of product support costs.

General and Administrative Expense. General and administrative expense largely consists of wages and related benefits for our executive, financial, administrative and marketing staff, as well as professional fees, primarily legal and accounting fees and costs, plus various fixed costs such as rent, utilities and telephone. The comparison of general and administrative expense for the 13-week and 39-week periods ended June 28, 2009 and the 13-week and 39-week periods ended June 29, 2008 is shown in the following tables:

	General and
	Administrative	Percentage of
13-Week Comparisons	Expense	Total Revenue
13 weeks ended June 29, 2008	$2,439,400	52%
Dollar increase in current comparable 13 weeks	423,100

13 weeks ended June 28, 2009	$2,862,500	103%
Percentage increase for current 13 weeks	17%

	General and
	Administrative	Percentage of
39-Week Comparisons	Expense	Total Revenue
39 weeks ended June 29, 2008	$7,012,600	51%
Dollar decrease in current comparable 39 weeks	(30,400)

39 weeks ended June 28, 2009	$6,982,200	84%
Percentage decrease for current 39 weeks	(0%)
In our third quarter of fiscal 2009, our general and administrative expense increased $423,100 as compared to the third quarter of fiscal 2008, as shown above. This third quarter increase essentially offset decreases realized earlier in fiscal 2009 such that our general and administrative expense for the 39-week period ended June 28, 2009 was only $30,400 less than our general and administrative expense for the 39-week period ended June 29, 2008. Legal expenses increased substantially in both the 13-week and 39-week periods ended June 28, 2009 compared to the 13-week and 39-week periods ended June 29, 2008 due largely to ongoing litigation, and to a lesser extent due to short-term financings in the current fiscal year periods. We expect litigation expenses to continue to be substantial and anticipate such litigation will continue to adversely impact general and administrative expense in subsequent periods. Our aggregate selling, marketing and bid and proposal expenses increased $263,500 and $90,400 in the 13-week and 39-week periods ended June 28, 2009 compared to the 13-week and 39-week periods ended June 29, 2008, respectively, reflecting our focus on introducing new products in the current fiscal year, including TOWHAWK. Partially offsetting these increases were declines in aggregate general and administrative labor and labor-related expense of $44,500 and $418,900 in the 13-week and 39-week periods ended June 28, 2009, respectively, as compared to the 13-week and 39-week periods ended June 29, 2008, due to reductions in our staffing in the current year periods. Since our total revenues declined by approximately 41% and 39% in the 13-week and 39-week periods ended June 28, 2009, respectively, as compared to the 13-week and 39-week periods ended June 29, 2008, general and administrative expense as a percentage of total revenue increased substantially in the current year periods.

Research and Development Expense. Research and development expense consists of wages and related benefits for our research and development team, independent contractor consulting fees and subcontractor and vendor expenses directly incurred in support of internally funded research and development projects, plus associated overhead expenses. Research and development expense for the 13-week and 39-week periods ended June 28, 2009 and the 13-week and 39-week periods ended June 29, 2008 is shown in the following tables:

	Research and
	Development	Percentage of
13-Week Comparisons	Expense	Total Revenue
13 weeks ended June 29, 2008	$454,600	10%
Dollar increase in current comparable 13 weeks	76,700

13 weeks ended June 28, 2009	$531,300	19%
Percentage increase for current 13 weeks	17%

	Research and
	Development	Percentage of
39-Week Comparisons	Expense	Total Revenue
39 weeks ended June 29, 2008	$1,094,700	8%
Dollar increase in current comparable 39 weeks	223,300

39 weeks ended June 28, 2009	$1,318,000	16%
Percentage increase for current 39 weeks	20%
The increases in research and development expense in the 13 weeks and 39 weeks ended June 28, 2009 as compared to the 13 weeks and 39 weeks ended June 29, 2008 are largely related to labor deployment issues in the respective fiscal year periods. We use the same technical staff for both internal and customer funded research and development projects, as well as the preparation of technical proposals, so the availability of direct labor in terms of man hours and skill mix has a direct bearing on the amount of internally funded research and development expense we undertake in any given period. Generally, this availability does not reflect trends, but rather is tied to specific milestones of both funded and internal research projects. Accordingly, both the absolute dollar and percentage increases in research and development expense in the current fiscal year periods as compared to the prior fiscal year periods reflect these milestones, rather than a change in priorities related to internally funded research and development.
Gain (Loss) On Sale or Disposal of Assets. We recorded a gain of $8,640,800 in the 39-week period ended June 28, 2009, largely due to the Patent Sale and License, which closed in March 2009. No comparable large gain occurred in the 39-week period ended June 29, 2008, although we did record a smaller gain of $315,600 on disposal of assets in the 39-week period ended June 29, 2008 related to an insurance settlement for damaged equipment.

Interest Expense. Our interest expense for the 13 weeks and 39 weeks ended June 28, 2009, compared to the 13 weeks and 39 weeks ended June 29, 2008, decreased substantially, as shown in the following tables:

13-Week Comparisons	Interest Expense
13 weeks ended June 29, 2008	$1,464,600
Dollar decrease in current comparable 13 weeks	(1,246,200)

13 weeks ended June 28, 2009	$218,400
Percentage decrease for current 13 weeks	(85%)

39-Week Comparisons	Interest Expense
39 weeks ended June 29, 2008	$4,847,400
Dollar decrease in current comparable 39 weeks	(3,389,300)

39 weeks ended June 28, 2009	$1,458,100
Percentage decrease for current 39 weeks	(70%)
The decline in interest expense in the current fiscal year periods relative to the prior fiscal year periods was primarily due to the substantial reduction in our debt that resulted from the Optex Asset Sale and application of proceeds from the Patent Sale and License. Because of the imputed nature of the debt discount and deferred financing cost amortization, approximately $829,200 of the interest expense in the 39-week period ended June 28, 2009 is of a non-cash nature, as opposed to approximately $3.0 million of such non-cash expense in the first three quarters of last year.
Income (Loss) From Discontinued Operations. As a result of the Optex Asset Sale and the discontinuation of operations at Optex, we reclassified our results of operations for the 13-week and 39-week periods ended June 29, 2008 to reflect the income (loss) attributable in those periods to Optex’s discontinued operations, which was $267,100 and $(162,300), respectively. In the 39-week period ended June 28, 2009, we realized a gain on Optex’s discontinued operations of $58,400, reflecting results for the interval from September 29, 2008 through October 14, 2008, the date of the Optex Asset Sale.
Net Income (Loss). Our net results improved in the 13-week and 39-week periods ended June 28, 2009, relative to the comparable periods of last year, as shown in the following tables:

13-Week Comparisons	Net Income (Loss)
13 weeks ended June 29, 2008	$(2,609,300)
Dollar change in current comparable 13 weeks	64,400

13 weeks ended June 28, 2009	$(2,544,900)
Percentage change for current 13 weeks	2%

39-Week Comparisons	Net Loss
39 weeks ended June 29, 2008	$(9,789,700)
Dollar change in current comparable 39 weeks	10,258,700

39 weeks ended June 28, 2009	$469,000
Percentage change for current 39 weeks	105%

Our substantial improvement in net results in the current year 39-week period, relative to the comparable period of fiscal 2008, was largely attributable to our gain realized from the Patent Sale and License and the decrease in interest expense in the current year period as discussed above.
Liquidity and Capital Resources
Our liquidity changed substantially in the first 39 weeks of fiscal 2009 as shown in the following table:

	Cash and	Working Capital
	Cash Equivalents	(Deficit)
September 28, 2008	$638,600	$(16,126,800)
Dollar change in the 39 weeks ended June 28, 2009	(558,900)	11,313,900

June 28, 2009	$79,700	$(4,812,900)
Percentage change in the 39 weeks ended June 28, 2009	(88%)	70%
Our cash declined in the 39 weeks ended June 28, 2009, despite the $9.5 million cash proceeds that we received from the Patent Sale and License. Nearly $3.5 million of these proceeds were used in March 2009 to retire various obligations to secured lenders in order to release the security interests required to close the Patent Sale and License. Of the balance of the proceeds, the largest use was a reduction in our accounts payable and accrued expenses, which aggregated to an approximate $2.7 million reduction in the 39-week period ended June 28, 2009. The remaining proceeds allowed us to address other short-term cash needs. Our requirements for cash derived from operations were reduced by our non-cash depreciation and amortization expense, non-cash interest expense, non-cash retirement plan contributions, common stock issued to pay operating expenses and non-cash deferred stock-based compensation, which in the aggregate was $3,406,200 in the 39 weeks ended June 28, 2009.
During the 39-week period ended June 28, 2009, we incurred fees and expenses of over $700,000 in the lawsuits related to the ongoing disputes with Mr. Looney and his affiliate. We anticipate we will continue to incur substantial expenses in subsequent periods as trial and preparation for trial on these matters proceeds.
The reduction in our working capital deficit in the 39-week period ended June 28, 2009 was largely the result of both the completion of the Optex Asset Sale in October 2008 and the Patent Sale and License in March 2009. Our Restructured Debt had been reclassified to current status at September 28, 2008 because of the pending status of the Optex Asset Sale. By June 28, 2009, approximately $11.6 million of the Restructured Debt obligation, net of discounts, had been extinguished due to the consummation of the Optex Asset Sale in October 2008 and the application of proceeds from the Patent Sale and License, and the approximate $0.2 million balance had been reclassified as a long term obligation. These working capital improvements were partially offset by the elimination of approximately $7.5 million of current assets of Optex and approximately $4.0 million of current liabilities of Optex, upon completion of the Optex Asset Sale.
In June 2009, we entered into a factoring agreement for accounts receivable financing, pursuant to which we may borrow up to $2 million based on available accounts receivable and under which we pledged as collateral and granted a security interest in, among other things, all of our inventory, accounts, equipment, general intangibles (other than intellectual property), investment property, leases, chattel paper and notes payable to us. The initial term of the agreement is one year, which will automatically renew for successive one year periods unless notice of non-renewal is provided by us at least 60 days prior to the expiration of a term. Interest will accrue on the amounts advanced by our factoring lender, until collected from the account debtors, at a rate equal to the prime rate plus 2%, which could increase to a rate equal to the prime rate plus 12% upon the occurrence of certain events of default.

At June 28, 2009, our funded backlog was approximately $4.5 million. We expect, but cannot guarantee, that a substantial portion of our funded backlog at June 28, 2009 will result in revenue recognized by early fiscal 2010.
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
We have developed an operating plan to manage costs in line with estimated total revenues for the balance of fiscal 2009 and preliminary estimated total revenues for fiscal 2010, including contingencies for cost reductions if projected revenues are not fully realized. However, there can be no assurance that anticipated revenues will be realized or that we will successfully implement our plans. Accordingly, it is likely that the Company will need to raise additional funds in the near future to meet its continuing obligations.
Off-Balance Sheet Arrangements
Our conventional operating leases are either immaterial to our financial statements or do not contain the types of guarantees, retained interests or contingent obligations that would require their disclosures as an “off-balance sheet arrangement” pursuant to Regulation S-K Item 303(a)(4). As of June 28, 2009 and September 28, 2008, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations and Commitments
Debt. At June 28, 2009, we had approximately $2.6 million of debt, which consisted of (i) a Secured Promissory Note from Longview, described more fully below, the principal amount of which was reduced from $2.1 million to approximately $188,400 through partial exchange of such debt pursuant to the credit bid that effectuated the Optex Asset Sale and partial repayment from proceeds of the Patent Sale and License, (ii) a $2.0 million subordinated term loan from an entity owned by Timothy Looney to our Optex subsidiary, secured by the assets of Optex, described more fully below and (iii) a one-year $400,000 unsecured subordinated promissory note to Timothy Looney, described more fully below. We also had contingent secured subordinated notes originally issued in the aggregate principal amount of $1,115,000 (the “Contingent Notes”), which were issued in connection with our November 2007 debt restructuring, described more fully below. Of the principal amount of the Contingent Notes, $16,900 remained outstanding as of June 28, 2009.

On December 29, 2006, we amended certain of the agreements with Timothy Looney regarding our Buyer Option to purchase the remaining 30% interest in Optex. In consideration for such amendments, we issued a one-year unsecured subordinated promissory note to Mr. Looney in the principal amount of $400,000, bearing interest at a rate of 11% per annum. In January 2007, we negotiated an amendment to our earnout agreement with Mr. Looney that extended his earnout period to December 2009 and reduced the aggregate maximum potential earnout to $3.9 million in consideration for a subordinated secured term loan from an entity owned by Mr. Looney providing for advances up to $2.0 million to Optex, bearing 10% interest per annum, which term loan matures on the earlier of February 2009 or sixty days after repayment or refinancing of our senior debt. At June 28, 2009, there was $2.0 million of debt outstanding under this subordinated secured term loan.
We have received notices from Mr. Looney claiming that (i) we are in default under our $400,000 one-year unsecured subordinated promissory note with Mr. Looney for the alleged nonpayment of principal and interest and (ii) that Optex is in default under its $2 million secured subordinated note with TWL Group, LP, an entity owned by Mr. Looney, for the alleged nonpayment of principal and interest. We have received a demand from Mr. Looney for payment pursuant to the $400,000 one-year unsecured subordinated promissory note, and Optex has received a demand from TWL Group, LP for payment pursuant to the $2 million secured subordinated note. These notes are in dispute and are related to the on-going litigation between us and Mr. Looney, the outcome of which is presently not determinable. (See Note 12 to the Condensed Notes to Consolidated Financial Statements). Accordingly, the ultimate amount, if any, that Irvine Sensors or Optex may be required to pay pursuant to these notes is presently unknown, although we have recorded the full principal and accrued interest amount of these notes in our Consolidated Balance Sheets at June 28, 2009 and September 28, 2008. The $2 million note is an obligation of Optex, not Irvine Sensors Corporation, and Optex has discontinued operations effective October 2008.
On July 19, 2007, we entered into a Loan Agreement, a Secured Promissory Note (the “Promissory Note”) and an Omnibus Security Interest Acknowledgement with Longview, one of our senior lenders and an accredited institutional investor, pursuant to which we closed a short-term non-convertible loan in the original principal amount of $2.0 million (the “Loan”), the proceeds of which were intended principally for general working capital purposes. The Promissory Note bore interest at a rate of 12% per annum, due together with the unpaid principal amount when the Promissory Note matures, which was originally on January 19, 2008, but was extended to December 30, 2009 pursuant to our November 2007 debt restructuring (see Note 3 to the Condensed Notes to Consolidated Financial Statements) and further extended to December 30, 2010 pursuant to partial repayment terms related to the Patent Sale and License. If we fail to pay the principal and accrued interest within ten days after the maturity date, we will incur a late fee equal to 5% of such amounts.
We did not exercise a right to prepay the entire outstanding principal under the Promissory Note on or prior to August 15, 2007 by paying to Longview an amount equal to 120% of the principal amount of the Promissory Note, together with accrued but unpaid interest. As a result, the principal amount of the Promissory Note was automatically increased by $100,000 to $2.1 million and we issued Longview 30,000 shares of the Company’s common stock, in lieu of a $400,000 cash continuation fee for continuing the term of the Promissory Note beyond August 15, 2007, and a five-year warrant to purchase up to an aggregate of 50,000 shares of the Company’s common stock at an exercise price of $14.60 per share. As a result of the April 2008 debt exchange, the exercise price of this warrant was automatically reduced to $3.00 per share. As a result of our November 2008, December 2008, January 2009 and February 2009 closings of our bridge financing, the exercise price of this warrant was automatically reduced to $0.40 per share. The exercise price, but not the number of shares issuable, under this warrant is subject to further adjustment in the event of certain dilutive issuances and we will grant Longview, at Longview’s election, registration rights, if any, granted in connection with such other dilutive issuance. This warrant also contains a blocker that would prevent Longview’s stock ownership at any given time from exceeding 4.99% of our outstanding common stock (which percentage may increase but never above 9.99%). In October 2008, approximately $1,651,100 of the principal due under the Promissory Note was retired pursuant to the Optex Asset Sale. In March 2009, in connection with the Patent Sale and License, the outstanding principal of the Promissory Note was further reduced to $188,400, and the Promissory Note became payable on September 30, 2010.

In consideration for our November 2007 debt restructuring, we issued the Contingent Notes to Longview and Alpha in the aggregate principal amount of $1.0 million and $115,000, respectively, which Contingent Notes do not accrue interest, and in general, are not due and payable until September 30, 2010. The Contingent Notes will be discharged (and cancelled) in pro rata proportion to the amount that the total indebtedness owed to Longview and Alpha is repaid in full by September 30, 2010. If the total principal and accrued interest payable to Longview and Alpha on existing obligations is repaid in full, then the Contingent Notes will be cancelled in their entirety. The Contingent Notes are secured by substantially all of the assets of the Company. The reduction of our obligations to Longview and Alpha pursuant to the Optex Asset Sale, the Patent Sale and License and the cancellation of debt for the issuance of Series A-2 Stock has correspondingly reduced our potential obligations under the Contingent Notes to approximately $16,900 at June 28, 2009.
Deferred Interest. Pursuant to our November 2007 debt restructuring (see Note 3 to the Condensed Notes to Consolidated Financial Statements), all accrued interest on the Term Note, the Notes and the Promissory Note was deferred to a due date of December 30, 2009. In connection with the Patent Sale and License in March 2009, all accrued interest on the residual balance of the Notes and the Promissory Note was deferred to a due date of September 30, 2010. Deferred interest of approximately $1.8 million was extinguished as a result of the Optex Asset Sale and the Patent Sale and License. As a result, deferred interest at June 28, 2009 was reduced to $18,400.
Capital Lease Obligations. Our outstanding principal balance on our capital lease obligations of $17,000 at June 28, 2009 relate primarily to manufacturing and test equipment and are included as part of current liabilities within our consolidated balance sheet.
Operating Lease Obligations. We have various operating leases covering equipment and facilities located in Costa Mesa, California.
Deferred Compensation. We have a deferred compensation plan, the Executive Salary Continuation Plan, for select key employees of the Company. Benefits payable under the ESCP are established on the basis of years of service with the Company, age at retirement and base salary, subject to a maximum benefits limitation of $137,000 per year for any individual. The ESCP is an unfunded plan. The recorded liability for future expense under the ESCP is determined based on expected lifetime of participants using Social Security mortality tables and discount rates comparable to that of rates of return on high quality investments providing yields in amount and timing equivalent to expected benefit payments. At the end of each fiscal year, we determine the assumed discount rate to be used to discount ESCP liability. We considered various sources in making this determination for fiscal 2008, including the Citigroup Pension Liability Index, which at September 28, 2008 was 7.5%. Based on this review, we used a 7% discount rate for determining the ESCP liability at September 28, 2008. There are presently two retired executives of the Company who are receiving benefits aggregating $184,700 per annum under the ESCP. Two current executives of the Company are eligible for benefits aggregating $274,000 per annum upon their retirement. As of June 28, 2009, $3,576,300 has been accrued in the accompanying Consolidated Balance Sheet for the ESCP, of which amount $184,700 is a current liability expected to be paid during the subsequent twelve months.

Other Commitments. The following table summarizes our contractual obligations as of June 28, 2009, exclusive of the $2.0 million secured subordinated term note obligation of Optex, which is not a contractual obligation of Irvine Sensors. Furthermore, Optex has discontinued operations effective October 2008. Absent these circumstances, this obligation would be included in the “1 year or less” period in the following table.

	Payments Due by Period
		1 year or	In years	In years
Contractual Obligations	Total	less	2-3	4-5

Long-term debt	$188,400	$—	$188,400	$—
Deferred interest	18,400	—	18,400	—
Capital leases	17,000	17,000	—	—
Operating leases	3,654,000	835,000	1,714,000	1,105,000
Executive Salary Continuation Plan liability (1)	923,500	184,700	369,400	369,400

(1)	Executive Salary Continuation Plan obligations could increase in periods shown through additional retirements or decrease through death of existing retirees. Amounts shown only include payments to existing retirees.
Stock-Based Compensation
As discussed in Note 1 to our Condensed Notes to Consolidated Financial Statements included in this report, effective October 3, 2005, we apply the provisions of SFAS 123(R), which result in our recognition of stock option-based compensation. Aggregate stock-based compensation for the 39-week periods ended June 28, 2009 and June 29, 2008 was $113,000 and $573,500, respectively, and consisted of the following:

	39 Weeks Ended	39 Weeks Ended
	June 28, 2009	June 29, 2008
Cost of contract research and development revenue	$30,900	$78,000
General and administrative expense	82,100	495,500

	$113,000	$573,500

We also will continue to account for equity instruments issued to persons other than our employees and directors (“non-employees”) in accordance with the provisions of SFAS 123 and Emerging Issues Task Force EITF 96-18, Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, Or In Conjunction With Selling, Goods Or Services. All transactions in which goods or services are the consideration received for equity instruments issued to non-employees are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of any such equity instrument is the earliest to occur of (i) the date on which the third-party performance is complete, (ii) the date on which it is probable that performance will occur, or (iii) if different, the date on which the compensation has been earned by the non-employee. In the 39-week period ended June 28, 2009, we issued 300,000 shares of our common stock, valued at $120,000, to an investment banking firm for services rendered in connection with the Optex Asset Sale and our debt workout with Longview and Alpha, and 339,800 shares of our common stock, valued at $112,100, to a non-employee service provider.
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
For the 13-week and 39-week periods ended June 28, 2009, stock-based compensation expense included compensation costs attributable to such period for those options that were not fully vested upon adoption of SFAS 123(R), compensation costs for options and non-vested stock grants that were awarded during the period, prorated from the date of award to June 28, 2009, adjusted for estimated forfeitures in accordance with SFAS 123(R) and compensation costs for vested stock grants made during the respective periods. During the 13-week and 39-week periods ended June 28, 2009, options to purchase 110,000 and 122,000 shares of our common stock were granted, respectively, and awards of 0 and 1,600 shares of vested stock were made to employees, respectively. We have estimated forfeitures to be 7%, which reduced stock-based compensation cost by $1,600 in the 39-week period ended June 28, 2009.
At June 28, 2009, the total stock-based compensation expense related to non-vested awards not yet recognized was $106,800. The weighted-average remaining vesting period of unvested options at June 28, 2009 was 0.7 years.

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

(b) Changes to Internal Control over Financial Reporting. In fiscal 2006, we hired a new Corporate Controller and a new Assistant Controller. We believe that the increasing experience of our staff in working with these enhanced resources and implementation of new procedures enabled by these resources have produced improvements to our internal controls over financial reporting subsequent to fiscal 2006, including the 13-week and 39-week periods ended June 28, 2009. However, the extent of improvement in the most recent quarterly periods has been relatively modest, reflecting what we believe were significant improvements in prior periods. Notwithstanding such improvement to date, we believe that we will have to further strengthen our financial resources if we undertake the additional growth that we have stated that we seek or if we consummate further complex transactions. We cannot guarantee that our actions in the future will be sufficient to accommodate possible future growth or complex transactions, or that such actions will not prevent material weaknesses in our internal controls over financial reporting. Furthermore, we do not presently have the financial resources and infrastructure to address our future plans, which puts us at risk of future material weaknesses.
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
The information set forth under “Litigation” in Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see “Risk Factors” immediately below.

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
We will need to raise additional capital in the near future; additional funds may not be available on terms that are acceptable to us, or at all. Except for the 39-week period ended June 28, 2009 in which we realized net income from the Patent Sale and License, we have historically experienced significant net losses and significant negative cash flows from operations or other uses of cash. As of June 28, 2009 and September 28, 2008, our cash and cash equivalents were $79,700 and $638,600, respectively. To offset the effect of negative net cash flows, we have historically funded a portion of our operations through multiple equity and debt financings, and to a lesser extent through receivable financing. Our revenues were reduced in the first three quarters of fiscal 2009 partially due to our liquidity limitations, and we had to deploy a considerable portion of the proceeds realized from the Patent Sale and License (i) to satisfy $2.8 million of obligations to Longview and Alpha, (ii) to satisfy approximately $686,600 of obligations to our Bridge Investors, and (iii) to reduce our payables and improve our access to support from suppliers and subcontractors. We anticipate that we will require additional capital in the near future to meet our working capital needs. We cannot assure you that any additional capital from financings or other sources will be available on a timely basis, on acceptable terms, or at all, or that the proceeds from any financings will be sufficient to address our near term liquidity requirements. If we are not able to obtain additional capital in the near future, we anticipate that our business, financial condition and results of operations will be materially and adversely affected.
We anticipate that our future capital requirements will depend on many factors, including:
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
Even if available, financings can involve significant costs and expenses, such as legal and accounting fees, diversion of management’s time and efforts, or substantial transaction costs or break-up fees in certain instances. Financings may also involve substantial dilution to existing stockholders, and may cause additional dilution through adjustments to certain of our existing securities under the terms of their antidilution provisions. If adequate funds are not available on acceptable terms, or at all, our business will be adversely affected and we may be unable to finance our operations, develop or enhance our products, expand our sales and marketing programs, take advantage of future opportunities or respond to competitive pressures.
We are engaged in litigation with Timothy Looney, the former owner of Optex, the outcome of which could affect us adversely. In January 2008, Mr. Looney filed a lawsuit in the Superior Court of California, County of Orange against the Company and its senior lenders alleging that the Company had breached its contract to register the shares of our Common Stock issued to Mr. Looney to purchase the final 30% of Optex. In July 2009, a jury verdict was rendered in this lawsuit requiring the Company to pay $105,000 in partial liquidated damages, and the Company’s cross complaint against Mr. Looney with respect to allegations of fraud was denied. The Company may also be required to compensate Mr. Looney for a portion of his legal expenses with respect to this litigation, which could be significant and could have a material adverse effect on the Company’s business and financial condition. If and when judgment for the $105,000 of partial liquidated damages is entered and remains unpaid, unvacated, unbonded or unstayed for a period of sixty days, it will constitute a default under the Promissory Note and cross-defaults under the Series A-1 Stock and Series A-2 Stock. In September 2008, Mr. Looney also filed a lawsuit in the United States District Court, Central District of California, against John Carson, the Company’s CEO, and John Stuart, the Company’s CFO, alleging that Messrs. Carson and Stuart negligently misrepresented financial information of the Company when the Company was negotiating with Mr. Looney regarding the acquisition of Optex. Pursuant to this lawsuit, Mr. Looney is seeking recovery of damages, interest and costs. Because the alleged actions of Messrs. Carson and Stuart were arguably in their capacity as officers of the Company, we have agreed to defend Mr. Carson and Mr. Stuart in this lawsuit, subject to waivers of any conflict of interests that may arise, and we may be required to indemnify Messrs. Carson and Stuart in this matter. In December 2008, Mr. Looney filed another lawsuit in the Superior Court of California, County of Orange alleging breach of contract. Mr. Looney alleges that the UCC public foreclosure sale of the assets of Optex constituted a “change-in-control” and claims that the Company is required to pay him an earn-out payment of $3.9 million. While the Company believes it has meritorious defenses to this claim, trial in this matter is set to commence on January 25, 2010 and the outcome of such litigation is uncertain. In April 2009, Mr. Looney also filed a lawsuit against the Company in the State District Court of Dallas County, Texas, alleging breach of a $400,000 promissory note. As a result of the Company’s filings, the litigation on the $400,000 note has been removed to the Federal District Court of Northern Texas. This litigation and the Company’s defenses are related to the claims and defenses raised in the California litigation. The outcome of litigation is inherently uncertain, and an unfavorable outcome to any or all of these actions could have a material adverse effect on our financial condition and threaten our viability. Additionally, the costs of this litigation have been substantial, and we expect that such costs will continue to be substantial so long as these matters are pending.

Our Common Stock may be delisted by the Nasdaq Capital Market if we cannot maintain Nasdaq’s listing requirements. We are not currently in compliance with Nasdaq’s minimum bid price requirements or other listing requirements and have historically failed to meet those requirements from time to time. If our Common Stock is delisted from the Nasdaq Capital Market, the market for your shares may be limited, and it may be difficult for you to sell your shares at an acceptable price, or at all. Our stockholders’ deficit at June 28, 2009 was approximately ($5.4 million), substantially below $2.5 million of stockholders’ equity, one of Nasdaq’s minimum continued listing criteria. At June 28, 2009, we also did not meet either of the other Nasdaq minimum listing criteria related to market capitalization or historical results. On January 14, 2009, we received written notice from Nasdaq of this lack of compliance with the continued listing criteria. While we were able to obtain an extension for regaining compliance with the stockholders’ equity continued listing maintenance standard until April 29, 2009, we received a delisting notice from the Nasdaq staff on April 30, 2009. We appealed the delisting determination at a Nasdaq Hearing Panel on June 11, 2009 and, on June 30, 2009, the Nasdaq Hearing Panel granted our request for continued listing, subject to our publicly disclosing on or before October 27, 2009 an income statement (which may be unaudited) that evidences net income from continuing operations of greater than $500,000 for fiscal 2009, or demonstrating compliance with one of Nasdaq’s alternative listing maintenance criteria. We cannot assure you that we will be able to satisfy any of these conditions in order to regain compliance with Nasdaq’s continued listing requirements, particularly if we are ultimately required to pay some or all of Mr. Looney’s legal expenses in the initial lawsuit, which may materially reduce the likelihood that the Company can achieve compliance with Nasdaq’s $500,000 income from continuing operations criterion for fiscal 2009. Furthermore, our common stock has traded below the $1.00 per share minimum Nasdaq continued listing criterion for substantial periods of time recently. Although Nasdaq suspended application of this rule and the public float market value rule for all Nasdaq traded securities until July 31, 2009, these requirements have now been reinstituted, and we cannot assure you that we will be able to comply with the minimum $1.00 per share trading rule or the public float market value rule, or be able to maintain our listing on the Nasdaq Capital Market. As a result, you may not be able to sell your shares at an acceptable price, if at all. In addition, a delisting may make it more difficult or expensive for us to raise additional capital in the future.
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

The existing subordinated lenders claim to be entitled to payment and could take actions to attempt to collect such payment. We have received notices from Mr. Looney claiming that we are in default under our $400,000 one-year unsecured subordinated promissory note with Mr. Looney for the alleged nonpayment of principal and interest and that Optex is in default under its $2 million secured subordinated note with TWL Group, LP, an entity owned by Mr. Looney, for the alleged nonpayment of principal and interest. In addition, TWL Group alleges that the maturity date of Optex’s $2 million note was November 29, 2007 and that principal and interest was due on that date. While we do not agree with TWL Group’s allegations, there can be no assurance that TWL Group’s allegations will not be successful. If we are required to repay any material obligations to subordinated lenders prior to further improvement in our liquidity, it could cause the delisting of our Common Stock on the Nasdaq Capital Market, could place a significant strain on our financial resources, may require us to raise additional funds and may make it difficult to obtain additional financing. If we are unable at such time to repay such obligation, it could expose us to a variety of remedies available to Longview and Alpha that may still be in effect, including foreclosure on the Company’s assets and an increase in the dividend rate on the Series A-1 Stock and Series A-2 Stock, and may expose the Company to any remedies that may be available to Mr. Looney and TWL Group.
The December 2006 refinancings, November 2007 restructuring of our senior and subordinated debt and the senior bridge financing closings in November 2008 through February 2009 have significantly increased the dilutive effect of our convertible securities. The December 2006 refinancing of our senior debt increased the amount of that obligation from approximately $5.9 million to $8.25 million at a slightly higher interest rate, all of which became due and payable in December 2009, pursuant to a November 2007 restructuring of this debt. Furthermore, the conversion price of our convertible subordinated notes and the exercise price of related warrants was reduced in the December 2006 refinancing, pursuant to the notes’ and warrants’ price anti-dilution features, from $26.00 per share to $13.00 per share. Our retirement of approximately $4 million of principal and interest on our debt in April 2008 through the exchange of Term Notes for the issuance of convertible preferred stock also resulted in further adjustment of the exercise price of certain warrants related to our senior debt to $10.00 per share. Subsequent application of price anti-dilution features of warrants and convertible preferred stock have resulted in exercise or conversion prices ranging from $0.40 per share to $4.96 per share under existing securities. In April 2009, we issued additional convertible preferred shares that, when converted, will further diluted interests of existing stockholders. The number of new shares issuable pursuant to options, warrants and convertible preferred stock has increased to approximately 13.4 million shares as of June 28, 2009, which may act as an impediment to raising the necessary capital to meet our operating needs and maintain our listing on the Nasdaq Capital Market.
Our stock price could decline because of the potentially dilutive effect of future financings, preferred stock anti-dilution provisions or exercises of warrants and Common Stock options. Assuming conversion of all of our existing convertible securities and exercise in full of all options and warrants outstanding as of June 28, 2009, an additional approximate 13.4 million shares of our Common Stock would be outstanding, as compared to the approximately 8.0 million shares of our Common Stock that were issued and outstanding at that date. Since the start of fiscal 2006 through June 28, 2009, we have issued approximately 6.2 million shares of our Common Stock, largely to fund our operations and to acquire the remaining 30% interest in Optex, resulting in significant dilution to our existing stockholders. On August 26, 2008, pursuant to approval of our stockholders, we amended our Certificate of Incorporation to increase our authorized Common Stock issuable for any purpose from 80,000,000 shares to 150,000,000 shares, which further increases the potential for significant dilution to our existing stockholders. Our secured bridge note financing in November 2008 through February 2009 resulted in the automatic application of price anti-dilution features in our existing securities, which in conjunction with other issuances, substantially increased the potential fully diluted number of shares of our Common Stock to a number in excess of 17 million. The Series A-2 Stock that we issued in April 2009 in exchange for Notes, resulting in the cancellation of $1 million of debt, as well as the shares of Common Stock that we issued to the Bridge Investors and Bridge Exchange Investors in April 2009 further diluted interests of existing stockholders, such that our potential fully diluted number of shares of our Common Stock after the Series A-2 Stock issuance is approximately 21.4 million. Any additional equity or convertible debt financings in the future could result in further dilution to our stockholders. Existing stockholders also will suffer significant dilution in ownership interests and voting rights and our stock price could decline as a result of potential future application of price anti-dilution features of our Series A-1 Stock and Series A-2 Stock and certain warrants, if not waived.

Significant sales of our Common Stock in the public market will cause our stock price to fall. After giving effect to the 2008 Reverse Stock Split, the average trading volume of our shares in June 2009 was only approximately 3,100 shares per day, compared to the approximately 8.0 million shares outstanding and the additional approximate 13.4 million shares outstanding on a fully diluted basis at June 28, 2009. Other than volume limitations imposed on our affiliates, most of the issued shares of our Common Stock are freely tradable. If the holders of the freely tradable shares were to sell a significant amount of our Common Stock in the public market, the market price of our Common Stock would likely decline. If we raise additional capital in the future through the sale of shares of our Common Stock to private investors, we may, subject to existing restrictions lapsing or being waived, agree to register these shares for resale on a registration statement as we have done in the past. Upon registration, these additional shares would become freely tradable once sold in the public market, assuming the prospectus delivery and other requirements were met by the sellers, and, if significant in amount, such sales could further adversely affect the market price of our Common Stock. The sale of a large number of shares of our Common Stock also might make it more difficult for us to sell equity or equity-related securities in the future at a time and at the prices that we deem appropriate.
Our 2008 Reverse Stock Split has had and may continue to have a material adverse effect on our market capitalization. While our 2008 Reverse Stock Split temporarily addressed Nasdaq’s minimum bid price standard, our market capitalization as of June 28, 2009 dropped to only approximately $3.2 million and our market float decreased considerably. Adverse market reaction to the split may have contributed to the decline in our market capitalization that we have recently experienced. Such reaction and reduced market float and sales volume may result in further material adverse impact to our market capitalization and the market price of our Common Stock.
We have historically generated substantial losses, which, if continued, could make it difficult to fund our operations or successfully execute our business plan, and could adversely affect our stock price. Since our inception, we have generated net losses in most of our fiscal periods. We experienced a net loss of approximately $21.6 million in fiscal 2008, including the non-recurring charges associated with the Optex Asset Sale. Had it not been for the non-recurring gain from the Patent Sale and License, we would have experienced a substantial net loss in the first three quarters of fiscal 2009. We experienced a net loss of approximately $22.1 million in fiscal 2007, including the effect of approximately $4.4 million of debt extinguishment expenses resulting from the December 2006 refinancing of our debt and approximately $5.0 million of imputed non-cash interest expense resulting from debt discounts recorded in the fiscal year due to that refinancing and our July 2007 promissory note financing. We experienced net losses of approximately $8.4 million in fiscal 2006, including the effect recorded in that fiscal year of our December 2006 debt refinancing. We cannot assure you that we will be able to achieve or sustain profitability on a quarterly or annual basis in the future. In addition, because we have significant expenses that are fixed or difficult to change rapidly, we generally are unable to reduce expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. In addition, our present level of contract research and development revenue makes us dependent on support from subcontractors to meet our operating plans and susceptible to losses when such support is delayed. Such factors could cause us to continue to experience net losses in future periods, which will make it difficult to fund our operations and achieve our business plan, and could cause the market price of our Common Stock to decline.

Our government-funded research and development business depends on a limited number of customers, and if any of these customers terminate or reduce their contracts with us, or if we cannot obtain additional government contracts in the future, our revenues will decline and our results of operations will be adversely affected. For fiscal 2007, approximately 36% of our total revenues were generated from research and development contracts with the U.S. Air Force, approximately 17% of our total revenues were generated from research and development contracts with SAIC, Inc., a government contractor, and approximately 16% of our total revenues were generated from research and development contracts with the U.S. Army. For fiscal 2008, approximately 32% of our total revenues were generated from research and development contracts with the U.S. Air Force and approximately 19% of our total revenues were generated from research and development contracts with SAIC. For the first three quarters of fiscal 2009, approximately 41% of our total revenues were generated from research and development contracts with the U.S. Air Force and approximately 12% of our total revenues were generated from research and development contracts with the U.S. Army. Although we ultimately plan to shift our focus to include the commercialization of our technology, we expect to continue to be dependent upon research and development contracts with federal agencies and their contractors for a substantial portion of our revenues for the foreseeable future. Our dependency on a few contract sources increases the risks of disruption in this area of our business or significant fluctuations in quarterly revenue, either of which could adversely affect our consolidated revenues and results of operations.
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

If we are not able to commercialize our technology, we may not be able to increase our revenues or achieve or sustain profitability. Since commencing operations, we have developed technology, principally under government research contracts, for various defense-based applications. However, since our margins on government contracts are generally limited, and our revenues from such contracts are tied to government budget cycles and influenced by numerous political and economic factors beyond our control, and are subject to our ability to win additional contracts, our long-term prospects of realizing significant returns from our technology or achieving and maintaining profitability will likely also require penetration of commercial markets. In prior years, we have made significant investments to commercialize our technologies without significant success. These efforts included the purchase and later shut down of a manufacturing line co-located at an IBM facility, the formation of the Novalog, MSI, Silicon Film, RedHawk and iNetWorks subsidiaries and the development of various stacked-memory products intended for commercial markets in addition to military and aerospace applications. While these investments developed new revenue sources, they have not resulted in consolidated profitability to date, other than the profit realized from the Patent Sale and License, and a majority of our total revenues for fiscal 2006, fiscal 2007, fiscal 2008 and the first three quarters of fiscal 2009 were still generated from governmental customers. The Optex Asset Sale has eliminated a substantial future contributor to our consolidated revenues.
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
If we fail to scale our operations appropriately in response to revenue changes, the Optex Asset Sale and changes in demand, we may be unable to meet competitive challenges or exploit potential market opportunities, and our business could be materially and adversely affected. After giving effect to Optex as a discontinued operation, our consolidated total revenues in fiscal 2006, fiscal 2007 and fiscal 2008 and the first three quarters of fiscal 2009 were $18.1 million, $20.4 million, $16.7 million and $8.4 million, respectively. In order to absorb the recurring expenses of a publicly reporting company, we will need to materially grow our consolidated total revenues and/or substantially reduce our operating expenses. Such changes are expected to place a significant strain on our management personnel, infrastructure and resources. To implement our current business and product plans, we will need to expand, train, manage and motivate our workforce, and expand our operational and financial systems, as well as our manufacturing and service capabilities. All of these endeavors will require substantial management effort and additional capital. If we are unable to effectively manage changes in our operations, we may be unable to scale our business quickly enough to meet competitive challenges or exploit potential market opportunities, and our current or future business could be materially and adversely affected.

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
Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price. Our fiscal 2005, fiscal 2006 and fiscal 2007 audits revealed material weaknesses in our internal controls over financial reporting, including the failure of such controls to identify the need to record a post employment obligation for our Executive Salary Continuation Plan, which resulted in a restatement of our financial statements. We believe these types of material weaknesses relate primarily to the size and depth of our accounting staff. We have attempted to address these material weaknesses by expanding our staff and reassigning responsibilities and, based on information available to us as of the date of this report, we believe that we have remediated this condition as of September 28, 2008 and June 28, 2009. Third party testing of our belief, however, will not be conducted pursuant to Section 404 of the

Sarbanes-Oxley Act until subsequent fiscal years. Such third party testing may ultimately reveal that previously identified material weaknesses have not been remediated or that new material weaknesses have developed. Furthermore, we do not presently have the financial resources and infrastructure to address our future plans, which puts us at risk of future material weaknesses. We are in the process of documenting and testing our internal control processes in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments and a written report on the effectiveness of our internal controls over financial reporting and, commencing in our fiscal year 2010, a report by our independent auditors on the effectiveness of our internal controls. During the course of our testing, we may identify other significant deficiencies or material weaknesses, in addition to the ones previously identified, which we may not be able to remediate in time to meet future deadlines imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we will not be able to conclude that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could cause investors to lose confidence in our reported financial information, which could result in a decline in the market price of our Common Stock, and cause us to fail to meet our reporting obligations in the future.
Our stock price has been subject to significant volatility. You may not be able to sell your shares of Common Stock at or above the price you paid for them. The trading price of our Common Stock has been subject to wide fluctuations in the past. Since January 2000, our Common Stock has traded at prices as low as $0.11 per share in March 2009 and as high as $3,750.00 per share in January 2000 (after giving effect to two reverse stock splits). The current market price of our Common Stock may not increase in the future. As such, you may not be able to resell your shares of Common Stock at or above the price you paid for them. The market price of the Common Stock could continue to fluctuate or decline in the future in response to various factors, including, but not limited to:
•	our ability to demonstrate compliance with Nasdaq’s listing maintenance requirements;
•	quarterly variations in operating results;
•	government budget reallocations or delays in or lack of funding for specific projects;
•	our ability to control costs and improve cash flow;
•	our ability to introduce and commercialize new products and achieve broad market acceptance for our products;
•	announcements of technological innovations or new products by us or our competitors;
•	our ability to win additional research and development contracts;
•	our cash resources and ability to raise additional funding and repay indebtedness;
•	changes in investor perceptions;
•	economic and political instability, including acts of war, terrorism and continuing international conflicts; and
•	changes in earnings estimates or investment recommendations by securities analysts.

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
Enforcing and protecting patents and other proprietary information can be costly. If we are not able to adequately protect or enforce our proprietary information or if we become subject to infringement claims by others, our business, results of operations and financial condition may be materially adversely affected. We may need to engage in future litigation to enforce our future intellectual property rights or the rights of our customers, to protect our trade secrets or to determine the validity and scope of proprietary rights of others, including our customers. The purchaser of our patents may choose to be more aggressive in pursuing its rights with respect to these patents, which could lead to significant litigation and possible attempts by others to invalidate such patents. If such attempts are successful, we might not be able to use this technology in the future. We also may need to engage in litigation in the future to enforce patent rights with respect to future patents. In addition, we may receive in the future communications from third parties asserting that our products infringe the proprietary rights of third parties. We cannot assure you that any such claims would not result in protracted and costly litigation. Any such litigation could result in substantial costs and diversion of our resources and could materially and adversely affect our business, financial condition and results of operations. Furthermore, we cannot assure you that we will have the financial resources to vigorously defend our proprietary information.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
As previously disclosed, on April 17 and April 27, 2009, we issued an aggregate of 200,000 shares of common stock to an accredited institutional investor upon such investor’s conversion of $80,000 of the stated value of Series A-1 Stock, and on April 29, April 30, May 4 and May 8, 2009, we issued an aggregate of 81,250 shares of common stock to another accredited institutional investor upon such investor’s conversion of $32,500 of the stated value of Series A-1 Stock. These issuances represent less than 5% of the Company’s outstanding shares of common stock in the aggregate. The above-described sales of shares of common stock were determined to be exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering. Each investor represented that it is an accredited investor, as that term is defined in Regulation D, and that it has acquired the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	Our 2009 Annual Meeting of Stockholders was held on March 31, 2009.
(b)	At the 2009 Annual Meeting of Stockholders, the stockholders elected each of the following six nominees as directors, to serve on our Board of Directors until the next Annual Meeting of Stockholders or until their successors are duly elected and qualified. The vote for each director was as follows:

	Affirmative	Votes
Nominee	Votes	Withheld
John C. Carson	3,328,941	30,562
Marc Dumont	3,324,867	34,636
Jack Johnson	3,325,334	34,169
Thomas M. Kelly	3,328,739	30,764
Frank Ragano	3,329,293	30,210
Robert G. Richards	3,258,626	100,877
(c)	Our stockholders were asked to approve the amendment and restatement of the Irvine Sensors Corporation 2006 Omnibus Incentive Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 500,000 shares, which share reservation shall automatically increase at the beginning of each fiscal year by the lesser of 1,250,000 shares and 5% of the outstanding Common Stock, and to make certain other technical changes. This proposal was approved in accordance with the following vote of stockholders:

			Broker
Votes For	Votes Against	Abstentions	Non-Votes
3,229,609	29,460	—	2,282,372

(d)	Our stockholders were asked to approve the issuance of up to 1,200,000 million shares of our Common Stock in exchange for certain of our 12% secured promissory notes. This proposal was approved in accordance with the following vote of stockholders:

			Broker
Votes For	Votes Against	Abstentions	Non-Votes
3,329,387	29,306	810	2,282,372
(e)	Our stockholders were asked to approve and ratify the creation of a new Series A-2 10% Cumulative Convertible Preferred Stock (“Series A-2 Stock”) and the authority to issue up to 40,000 shares of such series A-2 Stock, and up to 4,000,000 shares of Common Stock issuable upon conversion of such Series A-2 stock and additional shares of Common Stock exceeding 4,000,000 shares to allow for full-ratchet anti-dilution adjustment. This proposal was approved in accordance with the following vote of stockholders:

			Broker
Votes For	Votes Against	Abstentions	Non-Votes
3,312,017	46,224	1,262	2,282,372
(f)	Our stockholders were asked to approve the issuance of up to $30,000,000 worth of shares of our Common Stock and/or securities convertible into or exercisable for Common Stock, not to exceed 10,000,000 shares, in one or more related private placement transactions occurring on or prior to the date six months after our 2009 Annual Meeting, which shares would be issued at a maximum discount to the then fair market value of 35%. This proposal was approved in accordance with the following vote of stockholders:

			Broker
Votes For	Votes Against	Abstentions	Non-Votes
3,292,617	65,306	1,580	2,282,372
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

3.4		Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series A-1 10% Cumulative Convertible Preferred Stock. (4)

3.5		Certificate of Amendment of Certificate of Incorporation to increase the authorized shares of the Corporation’s Common Stock and the authorized shares of the Corporation’s Preferred Stock (16)

3.6		Certificate of Amendment of Certificate of Incorporation to reclassify, change, and convert each ten (10) outstanding shares of the Corporation’s Common Stock into one (1) share of Common Stock (17)

3.7		Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series A-2 10% Cumulative Convertible Preferred Stock (18)

10.1		Memorandum of Understanding for Settlement and Debt Conversion Agreement among the Company, Optex and the Lenders dated September 19, 2008. (5)

10.2		Form of Subscription Agreement for Secured Promissory Notes for Private Placement. (6)

10.3		Forms of Secured Promissory Notes for Private Placement. (7)

10.4		Security Agreement for Private Placement. (8)

10.5		Collateral Agent Agreement for Private Placement. (9)

10.6		Intercreditor Agreement for Private Placement. (10)

10.7		Form of Warrant to Purchase Common Stock issued to J.P. Turner & Company, LLC pursuant to Private Placement. (11)

10.8	†	Patent Purchase Agreement as amended March 18, 2009 by and between the Company and Aprolase Development Co., LLC (12)

10.9		Lien Release Agreement dated March 18, 2009 and Release of Security Interest by and among the Company, Longview Fund, LP and Alpha Capital Anstalt (13)

10.10		Form of Lien Release Agreement dated March 18, 2009 and Release of Security Interest by and among the Company and the Bridge Investors (14)

10.11		Subscription Agreement dated March 18, 2009 by and among the Company, Longview Fund, LP and Alpha Capital Anstalt (15)

10.12	†	Patent License Agreement dated as of March 18, 2009 by and between the Company and Aprolase Development Co., LLC (19)

10.13		Irvine Sensors Corporation Amended and Restated 2006 Omnibus Incentive Plan (20)

10.14		Financing Agreement dated June 16, 2009 between the Company and Summit Financial Resources, L.P. (21)

10.15	Intercreditor Agreement dated June 16, 2009 by and among Summit Financial Resources, L.P., Longview Fund, L.P., Alpha Capital Anstalt, Michael S. Rudolph as collateral agent and the Company. (22)

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003.

(2)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on September 21, 2007.

(3)	Incorporated by reference to Exhibit 3.3 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on April 18, 2008.

(4)	Incorporated by reference to Exhibit 3.4 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on April 18, 2008.

(5)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Currenr Report on Form 8-K as filed with the SEC on September 22, 2008.

(6)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 16, 2008 and Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on February 9, 2009.

(7)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 16, 2008 and Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on February 9, 2009.

(8)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 16, 2008.

(9)	Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 16, 2008.

(10)	Incorporated by reference to Exhibit 10.5 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 16, 2008.

(11)	Incorporated by reference to Exhibit 10.6 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 9, 2009.

(12)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on March 24, 2009.

(13)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on March 24, 2009.

(14)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on March 24, 2009.

(15)	Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on March 24, 2009.

(16)	Incorporated by reference to Exhibit 3.5 to the Registrant’s Current Report on Form 8-K filed on August 27, 2008.

(17)	Incorporated by reference to Exhibit 3.6 to the Registrant’s Current Report on Form 8-K filed on August 27, 2008.

(18)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on March 24, 2009.

(19)	Incorporated by reference to Exhibit 10.12 filed with the Registrant’s Quarterly Report on Form 10-Q as filed with the SEC on May 13, 2009.

(20)	Incorporated by reference to Exhibit 10.13 filed with the Registrant’s Quarterly Report on Form 10-Q as filed with the SEC on May 13, 2009.

(21)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 22, 2009.

(22)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 22, 2009.

†	Confidential treatment was requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions were omitted from this exhibit and filed separately with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Irvine Sensors Corporation (Registrant)
Date: August 5, 2009	By:	/s/ John J. Stuart, Jr.
John J. Stuart, Jr.
Chief financial Officer (Principal Financial and Chief Accounting Officer)

Exhibit Index

3.1		Certificate of Incorporation of the Company, as amended (1)

3.2		By-laws, as amended and currently in effect (2)

3.3
Certificate of Elimination of the Series B Convertible Cumulative Preferred Stock, Series C Convertible Cumulative Preferred Stock, Series D Convertible Preferred Stock and Series E Convertible Preferred Stock. (3)

3.4		Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series A-1 10% Cumulative Convertible Preferred Stock. (4)

3.5		Certificate of Amendment of Certificate of Incorporation to increase the authorized shares of the Corporation’s Common Stock and the authorized shares of the Corporation’s Preferred Stock (16)

3.6		Certificate of Amendment of Certificate of Incorporation to reclassify, change, and convert each ten (10) outstanding shares of the Corporation’s Common Stock into one (1) share of Common Stock (17)

3.7		Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series A-2 10% Cumulative Convertible Preferred Stock (18)

10.1		Memorandum of Understanding for Settlement and Debt Conversion Agreement among the Company, Optex and the Lenders dated September 19, 2008. (5)

10.2		Form of Subscription Agreement for Secured Promissory Notes for Private Placement. (6)

10.3		Forms of Secured Promissory Notes for Private Placement. (7)

10.4		Security Agreement for Private Placement. (8)

10.5		Collateral Agent Agreement for Private Placement. (9)

10.6		Intercreditor Agreement for Private Placement. (10)

10.7		Form of Warrant to Purchase Common Stock issued to J.P. Turner & Company, LLC pursuant to Private Placement. (11)

10.8	†	Patent Purchase Agreement as amended March 18, 2009 by and between the Company and Aprolase Development Co., LLC (12)

10.9		Lien Release Agreement dated March 18, 2009 and Release of Security Interest by and among the Company, Longview Fund, LP and Alpha Capital Anstalt (13)

10.10		Form of Lien Release Agreement dated March 18, 2009 and Release of Security Interest by and among the Company and the Bridge Investors (14)

10.11		Subscription Agreement dated March 18, 2009 by and among the Company, Longview Fund, LP and Alpha Capital Anstalt (15)

10.12	†	Patent License Agreement dated as of March 18, 2009 by and between the Company and Aprolase Development Co., LLC (19)

10.13		Irvine Sensors Corporation Amended and Restated 2006 Omnibus Incentive Plan (20)

10.14		Financing Agreement dated June 16, 2009 between the Company and Summit Financial Resources, L.P. (21)

10.15		Intercreditor Agreement dated June 16, 2009 by and among Summit Financial Resources, L.P., Longview Fund, L.P., Alpha Capital Anstalt, Michael S. Rudolph as collateral agent and the Company. (22)

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003.

(2)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on September 21, 2007.

(3)	Incorporated by reference to Exhibit 3.3 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on April 18, 2008.

(4)	Incorporated by reference to Exhibit 3.4 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on April 18, 2008.

(5)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on September 22, 2008.

(6)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 16, 2008 and Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on February 9, 2009.

(7)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 16, 2008 and Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on February 9, 2009.

(8)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 16, 2008.

(9)	Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 16, 2008.

(10)	Incorporated by reference to Exhibit 10.5 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 16, 2008.

(11)	Incorporated by reference to Exhibit 10.6 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 9, 2009.

(12)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on March 24, 2009.

(13)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on March 24, 2009.

(14)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on March 24, 2009.

(15)	Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on March 24, 2009.

(16)	Incorporated by reference to Exhibit 3.5 to the Registrant’s Current Report on Form 8-K filed on August 27, 2008.

(17)	Incorporated by reference to Exhibit 3.6 to the Registrant’s Current Report on Form 8-K filed on August 27, 2008.

(18)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on March 24, 2009.

(19)	Incorporated by reference to Exhibit 10.12 filed with the Registrant’s Quarterly Report on Form 10-Q as filed with the SEC on May 13, 2009.

(20)	Incorporated by reference to Exhibit 10.13 filed with the Registrant’s Quarterly Report on Form 10-Q as filed with the SEC on May 13, 2009.

(21)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 22, 2009.

(22)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 22, 2009.

†	Confidential treatment was requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions were omitted from this exhibit and filed separately with the Securities and Exchange Commission.