Form 10-K
period 2009-09-27
IRVINE SENSORS CORP/DE/
filed 2009-12-23
CIK 357108

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 27, 2009
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held beneficially by non-affiliates of the registrant on March 29, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $0.9 million, based on the closing sales price of the registrant’s common stock as reported by the Nasdaq Capital Market on that date. For the purposes of the foregoing calculation only, all of the registrant’s directors, executive officers and holders of ten percent or greater of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

As of December 10, 2009, there were 10,945,716 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Information required by Items 10 through 14 of Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference to portions of the registrant’s definitive proxy statement for the registrant’s 2010 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended September 27, 2009. Except with respect to the information specifically incorporated by reference in this Form 10-K, the registrant’s definitive proxy statement is not deemed to be filed as a part of this Form 10-K.

IRVINE SENSORS CORPORATION

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED SEPTEMBER 27, 2009

Irvine Sensors®, Neo-Chiptm, Neo-Stack®, TOWHAWKtm, Novalogtm, Personal Miniature Thermal Viewertm, PMTV®, Cam-Noir®, Eagle Boardstm, RedHawktm and Silicon MicroRing Gyrotm are among the Company’s trademarks. Any other trademarks or trade names mentioned in this report are the property of their respective owners.

Explanatory Note

Reverse Split.  On August 26, 2008, the Company effected a 1-for-10 reverse split of the Company’s common stock, which was previously approved by the Company’s stockholders (the “2008 Reverse Stock Split”). All references in this Form 10-K to the number of shares of common stock of the Company and the related per share price give effect to the 2008 Reverse Stock Split.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this report, the terms “Irvine Sensors,” “Company,” “we,” “us” and “our” refer to Irvine Sensors Corporation (“ISC”) and its subsidiaries.

This report contains forward-looking statements regarding Irvine Sensors which include, but are not limited to, statements concerning our projected revenues, expenses, gross profit and income, mix of revenue, demand for our products, the need for additional capital, the outcome of existing litigation, our ability to obtain and successfully perform additional new contract awards and the related funding of such awards, market acceptance of our products and technologies, the competitive nature of our business and markets, the success and timing of new product introductions and commercialization of our technologies, product qualification requirements of our customers, our significant accounting policies and estimates, and the outcome of expense audits. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “estimates,” “should,” “may,” “will”, “with a view to” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Such factors include, but are not limited to the following:

•	our ability to obtain additional financing for working capital on acceptable terms in a timely manner;

•	our ability to regain and maintain compliance with Nasdaq’s listing requirements;

•	the outcome of existing litigation, including our ability to effectuate any possible settlement of said litigation;

•	our ability to continue as a going concern;

•	our ability to obtain critical and timely product and service deliveries from key vendors due to our working capital limitations, competitive pressures or other factors;

•	our ability to successfully execute our business plan and control costs and expenses;

•	our ability to obtain expected and timely bookings and orders resulting from existing contracts;

•	our ability to secure and successfully perform additional research and development contracts, and achieve greater contracts backlog;

•	governmental agendas, budget issues and constraints and funding or approval delays;

•	our ability to maintain adequate internal controls and disclosure procedures, and achieve compliance with Section 404 of the Sarbanes-Oxley Act;

•	our ability to introduce new products, gain broad market acceptance for such products and ramp up manufacturing in a timely manner;

•	new products or technologies introduced by our competitors, many of whom are bigger and better financed than us;

•	the pace at which new markets develop;

•	our ability to establish strategic partnerships to develop our business;

•	our limited market capitalization;

•	general economic and political instability; and

•	those additional factors which are listed under the section “Risk Factors” in Item 1A of this report.

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

General

We are a vision systems company enabled by technology for three-dimensional packaging of electronics and manufacturing of electro-optical products. We design, develop, manufacture and sell vision systems, miniaturized electronic products and higher level systems incorporating such products for defense, security and commercial applications. We also perform customer-funded contract research and development related to these products, mostly for U.S. government customers or prime contractors. Most of our historical business relates to application of our technologies for stacking either packaged or unpackaged semiconductors into more compact three-dimensional forms, which we believe offer volume, power, weight and operational advantages over competing packaging approaches, and which we believe allows us to offer proprietary higher level products with unique operational features.

In December 2005, we completed the initial acquisition (the “Initial Acquisition”) of 70% of the outstanding capital stock of Optex Systems, Inc. (“Optex”), a privately held manufacturer of telescopes, periscopes, lenses and other optical systems and instruments whose customers were primarily agencies of and prime contractors to the U.S. Government. In consideration for the Initial Acquisition, we made an initial cash payment to the sole shareholder of Optex, Timothy Looney, in the amount of $14.0 million and made an additional cash payment of $64,200 to Mr. Looney in July 2006 upon completion of the audit of Optex’s financial statements for the year ended December 31, 2005. As additional consideration, we were initially required to pay to Mr. Looney cash earnout payments in the aggregate amount up to $4.0 million based upon the net cash generated from the Optex business, after debt service, for the fiscal year ended October 1, 2006 (“fiscal 2006”) and the next two subsequent fiscal years. Mr. Looney was not entitled to any earnout payments for fiscal 2006, for the fiscal year ended September 30, 2007 (“fiscal 2007”) or for the fiscal year ended September 28, 2008 (“fiscal 2008”). In January 2007, we negotiated an amendment to our earnout agreement with Mr. Looney that extended his earnout period to December 2009 and reduced the aggregate maximum potential earnout by $100,000 to $3.9 million in consideration for a secured subordinated term loan providing for advances from an entity owned by Mr. Looney to Optex of up to $2 million. This term loan bore interest at 10% per annum and matured on the earlier of February 2009 or 60 days after repayment of our senior debt. As of September 27, 2009, this term loan was fully advanced to Optex. Optex ceased operations in October 2008 as a result of a UCC foreclosure sale (the “Optex Asset Sale”) as described more fully below. In September 2009, Optex filed a voluntary petition for relief under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of California. As a result of this filing, the accounts of Optex have been deconsolidated from the consolidated balance sheet of the Company at September 27, 2009, including the obligations of Optex to the entity owned by Mr. Looney described above. The Company believes that Mr. Looney was not entitled to any earnout for fiscal 2009. However, Mr. Looney has brought a lawsuit against the Company alleging that the Company is obligated to pay him the full potential earnout as a result of the Optex Asset Sale. (See Part I, Item 3, Legal Proceedings). In December 2009, we and Mr. Looney engaged in voluntary mediation in an attempt to resolve this dispute. The outcome of this process was a tentative agreement between the parties regarding a possible settlement. However, the detailed terms of such a settlement have not yet been agreed upon, and we cannot assure you that such agreement will be reached. Furthermore elements of this proposal would require certain third party consents, which we cannot guarantee can be obtained. (See Note 19 of the Notes to the Consolidated Financial Statements).

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

We financed the Initial Acquisition of Optex by a combination of $4.9 million of senior secured debt from Square 1 Bank under a term loan and $10.0 million of senior subordinated secured convertible notes from two private equity funds, which are sometimes referred to in this report collectively as “Pequot.” In December 2006, both of these obligations were refinanced with two new senior lenders, Longview Fund, LP (“Longview) and Alpha Capital Anstalt (“Alpha”) (collectively, the “Lenders”). These transactions resulted in approximately $4.4 million of non-recurring debt extinguishment expenses, which were largely non-cash, and approximately $12.4 million of future additional interest expense resulting from debt discounts and issuance costs. In November 2007, we restructured these obligations, as well as a short-term $2.1 million debt obligation to Longview, to extend the maturity date of all of such obligations, including the related interest, to December 30, 2009 in consideration for a restructuring fee of approximately $1.1 million, which fee was also initially payable December 30, 2009, but which was extended to September 30, 2010 in connection with partial repayment of the original obligations.

In September 2008, we entered into a binding Memorandum of Understanding for Settlement and Debt Conversion Agreement (the “MOU”) with the Lenders with the intent to effect a global settlement and restructuring of our aggregate outstanding indebtedness payable to the Lenders, which was then approximately $18.4 million. In October 2008, pursuant to the MOU, an entity controlled by the Lenders delivered a notice to us and to Optex of the occurrence of an event of default and acceleration of the obligations due to the Lenders and their assignee and conducted the aforementioned Optex Asset Sale, a public UCC foreclosure sale of the assets of Optex. The entity controlled by the Lenders credit bid $15 million in the Optex Asset Sale, which was the winning bid. As a result, $15 million of our aggregate indebtedness to the Lenders was extinguished. All financial statements and schedules of the Company give effect to this event and report Optex as a discontinued operation for both the current and prior fiscal year. We recorded a loss on disposal of the Optex discontinued operations of approximately $7.6 million during fiscal 2008.

In March 2009, we sold most of our patent portfolio to a patent acquisition company for $9.5 million in cash, $8.5 million of which was paid in March 2009 and $1.0 million of which was paid in April 2009, and the patent acquisition company granted us a perpetual, worldwide, royalty-free, non-exclusive license to use the sold patents in our business (the “Patent Sale and License”). In order to secure the release of security interests to effectuate the Patent Sale and License, we agreed to pay $2.8 million of the aggregate principal and accrued interest owed to the Lenders from the proceeds of the Patent Sale and License. After such payment, our aggregate principal and accrued interest owed to the Lenders was approximately $1.2 million. As a result of our satisfying certain conditions, including our consummation of a $1.0 million bridge debt financing, in April 2009, the Lenders exchanged $1.0 million of our residual principal obligations for the issuance of 24,999 shares of our newly-created Series A-2 Preferred Stock, a non-voting convertible preferred stock of the Company. The conversion of the Series A-2 Preferred Stock into shares of our common stock is subject to the same conversion blocker as contained in our Series A-1 Preferred Stock, which would prevent each Lender’s common stock ownership at any given time from exceeding 4.99% of our outstanding common stock (which percentage may increase but never above 9.99%).

Since 2002, we historically derived a substantial majority of our total revenues from government-funded research and development rather than from product sales. We anticipate that a substantial majority of our total revenues will continue to be derived from government-funded sources in the immediately foreseeable future. In fiscal 2008 and fiscal 2009, our contract research and development revenues were adversely affected by procurement delays and capital constraints, as well as diversion of management and financial resources to address issues related to operations at Optex, the Optex Asset Sale and the after-effects of that foreclosure sale. Our current marketing efforts are focused on government programs that we believe have the potential to transition to government production contracts. If we are successful in this transition, our future revenues may become more dependent upon production elements of U.S. defense budgets, funding approvals and political agendas. We are also attempting to increase our revenues from product sales by introducing new products with commercial applications, in particular, miniaturized cameras and stacked computer memory chips. We cannot assure you that we will be able to complete development, successfully launch or profitably manufacture and sell any such products on a timely basis, if at all. We generally use contract manufacturers to produce these products, and all of our other current operations occur at a single, leased facility in Costa Mesa, California.

Prior to the fiscal year ended September 27, 2009 (“fiscal 2009”), we had a history of unprofitable operations due in part to our investment in Optex and in part to discretionary investments that we made to commercialize our technologies and to maintain our technical staff and corporate infrastructure at levels that we believed were required for future growth. In fiscal 2009, we did achieve profitable operating results, largely due to certain nonrecurring events such as the Patent Sale and License and elimination of certain obligations. With respect to our investments in staff and infrastructure, the advanced technical and multi-disciplinary content of our technologies places a premium on a stable and well-trained work force. As a result, we generally maintain the size of our work force even when anticipated government contracts are delayed, a circumstance that has occurred with some frequency in the past and that has resulted in under-utilization of our labor force for revenue generation from time to time. Delays in receipt of research and development contracts are unpredictable, but we believe such delays represent a recurring characteristic of our research and development contract business. We anticipate that the impact on our business of future delays can be mitigated by the achievement of greater contract backlog and are seeking growth in our research and development contract revenue to that end. We are also seeking to expand the contribution to our total revenues from product sales, which have not historically experienced the same types of delays that can occur in research and development contracts. We have not yet demonstrated the level of sustained research and development contract revenue or product sales that we believe, by itself, is required to sustain profitable operations. Our ability to recover our investments through the cost-reimbursement features of our government contracts is constrained due to both regulatory and competitive pricing considerations.

To offset the adverse working capital effect of our net losses, we have historically financed our operations through issuance of various equity and debt instruments. To finance the acquisition of Optex, we also incurred material long-term debt, and we have exchanged a significant portion of that debt into preferred stock that is convertible into our common stock. In our last four fiscal years, we have issued approximately 7.8 million shares of our common stock, an increase of over 400% from the approximately 1.9 million shares of our common stock outstanding at the beginning of that period, which resulted in a substantial dilution of stockholder interests. At September 27, 2009, our fully diluted common stock position was approximately 21.7 million shares, which assumes the conversion into common stock of all preferred stock outstanding as of September 27, 2009 and the exercise for cash of all outstanding warrants and options to purchase the Company’s securities. As of September 30, 2009, this fully diluted common stock position increased by approximately 10 million shares as a result of the closing of a financing that involved issuance of shares of a new Series B Convertible Preferred Stock of the Company and related warrants to purchase common stock of the Company. At September 27, 2009, we had approximately $588,400 of debt, exclusive of debt discounts.

None of our subsidiaries accounted for more than 10% of our total assets at September 27, 2009 or have separate employees or facilities. We currently report our operating results and financial condition in two operating segments, our research and development business and our product business.

ISC was incorporated in California in December 1974 and was reincorporated in Delaware in January 1988. Our principal executive offices are located at 3001 Red Hill Avenue, Building 4, Costa Mesa, California 92626. Our telephone number is (714) 549-8211, and our website is www.irvine-sensors.com. The inclusion of our website address in this report does not include or incorporate by reference the information on our website into this report.

Products and Technologies

As a result of both our externally funded contracts and our internally funded research and development, we have developed a wide variety of technologies derived from or related to the field of three-dimensional chip stacking and electronic miniaturization. In turn, we have developed a number of products based on these technologies for use at various levels of system integration as discussed more fully below. Prior to the Optex Asset Sale, our Optex subsidiary manufactured a variety of optical products for military agencies and prime contractors, largely for installation on vehicles, based on designs owned by and provided by those customers.

We are currently offering products in the following areas:

Miniaturized Infrared Cameras.  We have a number of products that incorporate imaging devices using infrared detectors that create images by sensing the heat emitted by objects being viewed. We believe such technology is directly applicable to applications requiring vision at night or in smoke-filled environments. We have initially focused on low-power, rugged infrared cameras for military, security and surveillance applications. The combination of our miniaturization capabilities with advanced electronic packaging has led to the development of virtually “instant-on” infrared cameras and thermal imagers, a related Personal Miniature Thermal Viewertm or PMTVtm and a product that can be “clipped on” to existing night vision goggles to add thermal viewing capabilities that we believe has overcome limitations of competitive approaches. We have shipped such products to several customers for use in military applications. We also intend to market products utilizing this core technology in potential commercial applications such as thermal viewers for firefighters.

Miniaturized Visible Spectrum Cameras.  As a result of our miniaturized infrared camera activities, we have also established relationships with suppliers and potential customers for miniaturized cameras that are designed to operate in illumination visible to the human eye. Such cameras are in development by various suppliers to meet new driver and passenger seat monitoring requirements for automobiles, among other uses. Although we are not currently providing products for the automotive markets, we have developed and are currently selling visible spectrum cameras to a variety of Original Equipment Manufacturers (“OEMs”) for potential use in other applications. Our sales of these cameras to date have largely been for evaluation and qualification purposes, although we have shipped limited production quantities of our miniaturized visible spectrum camera to one OEM.

Unattended Aerial Sensor Systems.  We offer an unattended aerial sensor system consisting of a small unmanned airplane with integrated sensor systems for tactical military applications. We call this product TOWHAWKtm when it is intended for use by ground combat vehicles. We have achieved successful demonstrations of TOWHAWK that have elicited expressions of interest from potential military customers, but have not yet realized sales of this product.

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

Customer demand for enhanced performance of electronic systems has produced a wide variety of competitors and competitive systems offering higher density microelectronics ranging from various three-dimensional designs to highly dense two-dimensional designs. Although some of our competitors are better financed, more experienced and organizationally stronger than us, we are not aware of any system in existence or under development that can stack chips more densely than our three-dimensional approach. See “Business — Competition.”

Microchips and Sensors.  Through our MSI subsidiary, we introduced ASIC readout chips for manufacturers of micromachined products that require low noise electronic readout circuitry. We have historically shipped engineering samples, qualification volumes and small production volumes of such chips to various customers through ISC. MSI also developed a inertial sensor, the Silicon MicroRing Gyrotm, which is intended to provide an inexpensive means to measure rotational motion for a wide variety of potential applications. We expect that the commercial exploitation, if any, of the Silicon MicroRing Gyro will be paced by product design-in lead times of customers, principally OEMs. Similarly, MSI has also developed a 3-axis silicon accelerometer that is also dependent on OEM schedule considerations. We have granted a non-exclusive perpetual license to MSI’s gyro and accelerometer technology to a third party for further development targeted for automotive and certain aerospace applications. MSI is not actively pursuing further development of this technology on its own. Furthermore, the purchaser of our patent assets in the Patent Sale and License has rights to certain royalties we might receive under this license for MSI’s gyro and accelerometer technology. Accordingly, we are currently unable to project when, or if, we might receive material revenues from our gyro and accelerometer technologies.

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

High Speed Processing Boards and Subsystems.  We have received a series of government contracts to develop processing boards and subsystems that utilize our proprietary packaging technology to achieve very high processing speeds. Such boards have a number of potential government and commercial applications, including network and electronic security. We refer to the family of potential products that we are developing under these contracts as Eagle Boards. Early generation versions of Eagle Boards are currently being delivered in low volumes under government development contracts.

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

Cognitive Systems.  We have received a number of contracts in recent years from government agencies regarding the development of cognitive systems employing artificial neural networks and applications thereof. Neural networks contain large numbers of processing nodes that continuously interact with each other, similar to the way that the neurons of a human brain interact to process sensory stimuli. Neural networks are the subject of scientific inquiry because pattern recognition and learning tasks, which humans perform well, and computers perform poorly, appear to be dependent on such processing. Neither conventional computers nor advanced parallel processors currently have the interconnectivity needed to emulate neural network processing techniques. We received an aggregate of approximately $23.1 million of government research and development contracts in fiscal 2006, fiscal 2007, fiscal 2008 and fiscal 2009 intended to advance the maturity of the technologies required for cognitive sensors employing neural networks. We are presently pursuing additional government research and development contracts to provide demonstration products to various branches of the Department of Defense incorporating this technology. We believe our chip stacking technologies could provide a way to achieve the very high levels of interconnectivity necessary to construct an efficient artificial neural network. While the full embodiment of our neural network technology is expected to be years away, if at all, we intend to continue to pursue research and development in this area in order to broaden the potential product application of the technology.

Infrared Sensors.  The focus of our original government funded research and development and some of our subsequent follow-on contract awards in recent years has been in the field of government applications of infrared sensors. We intend to continue to pursue such contracts with the goal of developing and selling infrared sensors for surveillance, acquisition, tracking and interception applications for a variety of Department of Defense applications and NASA missions.

Manufacturing

We primarily use contract manufacturers to fabricate and assemble our stacked chip, microchip and sensor products. At our current limited levels of sales of these products, we typically use single contract manufacturing sources for such products and, as a result, we are vulnerable to disruptions in supply. However, for these single sourced products, we use semiconductor fabrication and related manufacturing sources that we believe are generally widely available. We currently manufacture our thermal camera products ourselves, given their relatively low volumes. We have started to expand our manufacturing capacity for such products. Our manufacturing activities for thermal camera products primarily consist of assembly, calibration and test. We use contract manufacturers for production of our visible camera products, except for final testing, which we perform ourselves. Our various thermal and visible camera products presently rely on a limited number of suppliers of imaging chips that are adequate for the quality and performance requirements of our products, which makes us vulnerable to potential disruptions in supply.

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

The primary components of our camera products are integrated circuits and detectors. We typically design the integrated circuits for manufacture by third parties from silicon wafers and other materials readily available from multiple sources. While we do not have any long-term arrangements with suppliers for the purchase of these materials, we believe we should have sufficient capacity to address our near term manufacturing needs.

We obtain the small unmanned airplane element of TOWHAWK from a supplier that offers such units for other applications. We assemble the sensor elements of the TOWHAWK system and integrate such sensors elements with the TOWHAWK airframe in our own facility.

Because of the nature of the sophisticated work performed under our research and development contracts, we design and assemble equipment for testing and prototype development. We also use this equipment to seek, qualify for and perform additional contract research and development for our customers.

Backlog

Funded backlog includes amounts under contracts that have been awarded to us and for which we have authority to bill for work under such contracts. At November 22, 2009, our consolidated funded backlog was approximately $4.7 million compared to approximately $6.6 million at November 26, 2008. We expect that more than a majority of our funded backlog at November 22, 2009 will result in revenue recognized in the fiscal year ending October 3, 2010 (“fiscal 2010”). In addition, we have unfunded backlog on contracts that we have won, but that have not yet been fully funded, in which funding increments are expected to be received when the previously funded amounts have been expended. We are also continuing to negotiate for additional research contracts and commercial product sales. Many of these proposals for additional research contracts are submitted under the Small Business Innovation Research (“SBIR”) provisions of all government agencies that conduct funded research and development. In fiscal 2008 and fiscal 2009, we generated approximately $2.8 million and $2.3 million, respectively, of funded contract revenue from SBIR proposals. Although our reliance on SBIR contracts as a revenue source has declined as our contracts procured through other channels have increased, we continue to view SBIR contracts as an important source of both revenues and technology improvement. However, we cannot guarantee you that future SBIR contracts will be awarded, or if awarded, will match or exceed our historical experience or that such contract awards will be profitable or lead to other projects. We may not be successful in securing any additional SBIR contract awards in the future. Failure to continue to obtain these SBIR awards and other funded research and development contracts in a timely manner, or at all, could materially and adversely affect our business, financial condition and results of operations.

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

We believe that our technology for miniaturized infrared cameras and related thermal viewers may offer us prospects for penetration of new product markets in the future. We have completed development of such products under government contracts in our last several fiscal years. We increased our marketing of such products during this period. We expect to continue this increased marketing emphasis on such products in fiscal 2010.

Our microchip products are generally marketed directly to OEMs. Our related inertial sensors, namely gyros and accelerometers, are marketed through our licensee of such products, with an initial emphasis on automotive applications. The ability of this licensee to successfully market these products may be reduced as a result of the Patent Sale and License.

In fiscal 2009, prime contracts with various military services and branches of the U.S. government accounted for approximately 61% of our total revenues and subcontracts with prime government contractors accounted for approximately 26% of our total revenues. The remaining approximately 13% of our total revenues in fiscal 2009 was derived from non-government sources. During fiscal 2009, revenues derived from the U.S. Air Force and the U.S. Army accounted for approximately 33% and 16% of our total revenues, respectively. Loss of either of these customers would have a material adverse impact on our future business, financial condition and results of operations. No other customer accounted for more than 10% of our total revenues for fiscal 2009.

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

We believe that our major competitors for miniaturized infrared camera products are FLIR Systems, Inc., Indigo Operations and Insight Technology, Inc. We believe that our current miniaturized infrared camera product has some size, weight and power advantages over comparable products of these competitors, but these competitors have greater financial, labor and capital resources than us, and accordingly, we may not be able to compete successfully in this market.

We are unaware of any current competitors for our TOWHAWK and Eagle Board products.

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

Our consolidated research and development expenses for fiscal 2009 and fiscal 2008 were approximately $2.3 million and $1.5 million, respectively. These expenditures were in addition to the cost of revenues associated with our customer-sponsored research and development activities. The greater spending level of our own funds on research and development in fiscal 2009, as opposed to fiscal 2008, was partly due to our deployment of under-utilized direct personnel to such activities during periods when government contracts were delayed.

We have historically funded our research and development activities primarily through contracts with the federal government and with funds from our equity and debt financings.

Patents, Trademarks and Licenses

We primarily protect our proprietary technology by seeking to obtain, where practical, patents on the inventions made by our employees. As of September 27, 2009, we had 21 U.S. patent applications pending. We also have a perpetual, world-wide, royalty-free, non-exclusive license to 77 currently effective U.S. and foreign patents and 22 U.S. patent applications pending that had been assigned to us, and that we sold pursuant to the Patent Sale and License. Foreign patent applications corresponding to several of the U.S. patents and patent applications sold in the Patent Sale and License were also pending as of September 27, 2009. As discussed above, in March 2009, we sold most of our then-existing patent and patent applications in the Patent Sale and License for $9.5 million of cash consideration and a world-wide, royalty-free, non-exclusive license to continue to use the patented technology in our business. We cannot assure you that any additional patents will be issued in the U.S. or elsewhere and assigned to us. Moreover, the issuance of a patent does not carry any assurance of successful application, commercial success or adequate protection. We cannot assure you that any patents that may issue and be assigned to us in the future will be upheld if we seek enforcement of our patent rights against an infringer or that we will have sufficient resources to prosecute our rights. We also cannot assure you that any future patents will provide meaningful protection from competition. Furthermore, the purchaser of the patents and patent applications sold pursuant to the 2008 Patent Sale and License is able to use those patents for any purpose, including possible competition with us, or to pursue potential infringers of these patents, which could result in defensive challenges to the validity of such patents. If others were to claim that we are using technology covered by patents held by them, we would evaluate the necessity and desirability of seeking a license from the patent holder. Such claims of infringement could adversely affect out sales and prospects. We cannot assure you that we are not infringing on other patents or that we could obtain a license if we were so infringing.

The products and improvements that we develop under government contracts are generally subject to royalty-free use by the government for government applications. However, we have negotiated certain “non-space” exclusions in government contracts and have the right to file for patent protection on commercial products that may result from government-funded research and development activities.

In February 1998, we entered into an assignment of patent and intellectual rights agreement with F.K. Eide, a retired employee who was formerly our Vice President. As part of an agreement, Mr. Eide assigned to us all rights and interests to five U.S. Provisional Patent Applications owned by him. Those applications subsequently resulted in three issued U.S. Patents assigned to us covering various chip package stacking techniques. In consideration for this assignment, Mr. Eide receives a 1% royalty on the gross sales revenues, if any, of any products incorporating the technology of these patent assignments for the lifetime of these patents. To date, royalty payments to Mr. Eide under this agreement have not been material.

We have granted a perpetual non-exclusive license to our MicroSensors, Inc. (“MSI”) subsidiary’s gyro and accelerometer technology to a third party for further development of this technology targeted for automotive and certain aerospace applications. To date, this license has not generated any material royalties, and we cannot assure you that it will generate any material royalties in the future. Furthermore, to the extent that any future royalties are based on use of the technology sold in the Patent Sale and License, the purchaser of those patent assets would be entitled to such royalties.

Certification Standard

In October 2004, our business and quality management systems were certified to be compliant with the International Organization for Standardization ISO 9001:2000 Standard. In November 2006, May 2007, October 2008 and October 2009, our certification to this standard was reaffirmed.

Employees

As of November 25, 2009, we had 74 full time employees, two part time employees and nine consultants. Of the full time employees, 51 were engaged in engineering, production and technical support and 23 were engaged in sales, marketing and administration. None of our employees are represented by a labor union, and we have experienced no work stoppages due to labor problems. We consider our employee relations to be good.

ISC Subsidiaries

We historically sought to commercialize some of our technologies by creating independently managed subsidiaries that could pursue their own financing strategies separately from ISC, including Novalog, Inc. (“Novalog”), which developed and sold serial infrared communication chips and modules, MSI, which developed miniaturized inertial sensors and an application specific integrated circuit (“ASIC”) for readout of sensors; RedHawk Vision, Inc. (“RedHawk”), which developed and sold proprietary software for extracting still photographs from video sources; and iNetWorks Corporation (“iNetWorks”), which developed proprietary technology related to internet routing. All of these historical subsidiaries still exist as separate legal entities, but none of them presently have separate operations due to a reorganization in fiscal 2003. We manage and are still seeking licensing relationships and third-party strategic partners to further the potential commercial exploitation of some of the technologies developed by our historical subsidiaries. As a result of the Optex Asset Sale, Optex, which was a separate legal entity, is reflected as discontinued operations in the accompanying consolidated financial statements and schedules. Also, as a result of the September 2009 Chapter 7 bankruptcy filing by Optex, the accounts of Optex are not included in the consolidated balance sheet of the Company at September 27, 2009.

As of September 27, 2009, our ownership of the issued and outstanding capital stock of Novalog, MSI, RedHawk, iNetWorks and Optex was approximately 96%, 98%, 81%, 95% and 100%, respectively. With the exception of Optex, which is in bankruptcy, John C. Carson, our Chief Executive Officer and Chairman of the Board, also serves as Chief Executive Officer or President of all of our subsidiaries and John Stuart, our Chief Financial Officer, serves as the Chief Financial Officer of each of our subsidiaries. Mr. Carson and Mr. Stuart serve as Directors of each of our subsidiaries.

Novalog, MSI, RedHawk and iNetWorks all have substantial intercompany debts payable to ISC. At September 27, 2009, the amount of these intercompany obligations were approximately $3.3 million, $11.0 million, $1.6 million and $2.4 million for Novalog, MSI, RedHawk and iNetWorks, respectively. These obligations are not interest bearing and contain no conversion rights. ISC could elect to cancel some of the indebtedness from Novalog as consideration to exercise outstanding warrants to purchase up to 3.0 million shares of Novalog’s common stock at the exercise price of $1.00 per share and to cancel some of the indebtedness from MSI as consideration to exercise outstanding warrants to purchase up to 4.0 million shares of MSI’s common stock at the exercise price of $1.00 per share. Given the discontinuation of Novalog’s operations and the licensing-only nature of MSI’s current operations, we do not presently consider either of these permissible warrant exercises to be likely in the foreseeable future.

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

We will need to raise additional capital in the near future; additional funds may not be available on terms that are acceptable to us, on a timely basis or at all.  Except for fiscal 2009, in which we realized substantial income from the Patent Sale and License, the deconsolidation of Optex’s balance sheet due to its bankruptcy and a significant reduction of potential future pension expenses, we have historically experienced significant net losses and significant negative cash flows from operations or other uses of cash. As of September 27, 2009 and September 28, 2008, our cash and cash equivalents were $125,700 and $638,600, respectively. To offset the effect of negative net cash flows, we have historically funded a portion of our operations through multiple equity and debt financings, and to a lesser extent through receivable financing. Our revenues were reduced in fiscal 2009 partially due to our liquidity limitations, and we had to deploy a considerable portion of the proceeds realized from the Patent Sale and License to (i) satisfy $2.8 million of obligations to Longview and Alpha, (ii) satisfy approximately $686,600 of obligations to certain holders of our promissory notes, and (iii) reduce our payables and improve our access to support from suppliers and subcontractors. We anticipate that we will require additional capital to meet our working capital needs. We cannot assure you that any additional capital from financings or other sources will be available on a timely basis, on acceptable terms, or at all, or that the proceeds from any financings will be sufficient to address our near term liquidity requirements. If we are not able to obtain additional capital in the near future, we anticipate that our business, financial condition and results of operations will be materially and adversely affected.

We anticipate that our future capital requirements will depend on many factors, including:

•	our ability to meet our current obligations, including trade payables, payroll and fixed costs;

•	our ability to procure additional production contracts and government research and development contracts;

•	the timing of payments and reimbursements from government and other contracts;

•	the expenses and outcome of litigation;

•	our ability to control costs;

•	our ability to commercialize our technologies and achieve broad market acceptance for such technologies;

•	research and development funding requirements;

•	increased sales and marketing expenses;

•	technological advancements and competitors’ responses to our products;

•	capital improvements to new and existing facilities;

•	our relationships with customers and suppliers; and

•	general economic conditions including the effects of future economic slowdowns, a slump in the semiconductor market, acts of war or terrorism and the current international conflicts.

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

We are engaged in litigation with Timothy Looney, the former owner of Optex Systems, Inc., the outcome of which could affect us adversely.  In January 2008, Mr. Looney filed a lawsuit in the Superior Court of California, County of Orange against the Company and its senior lenders alleging that the Company had breached its contract to register the shares of our common stock issued to Mr. Looney to purchase the final 30% of Optex. In July 2009, a jury verdict was rendered in this lawsuit requiring the Company to pay $105,000 in partial liquidated damages, and the Company’s cross complaint against Mr. Looney with respect to allegations of fraud was denied. On September 15, 2009, a court order was issued awarding Mr. Looney approximately $834,300 in attorneys’ fees related to this lawsuit. The Company currently plans to file post trial motions and/or an appeal to overturn the jury’s verdict and the related attorneys’ fees award, but the outcome of such actions is uncertain. Payment of Mr. Looney’s legal expenses would have a material adverse effect on the Company’s business and financial condition. If and when judgment for the $105,000 of partial liquidated damages and approximately $834,300 in attorneys’ fees is entered and remains unpaid, unvacated, unbonded or unstayed for a period of sixty days, it will constitute a default under a promissory note and cross-defaults under our Series A-1 and Series A-2 Preferred Stock. The entry of a judgment also may cause a default under our accounts receivable factoring agreement with Summit Financial Resources, L.P. In September 2008, Mr. Looney also filed a lawsuit in the United States District Court, Central District of California, against John Carson, the Company’s CEO, and John Stuart, the Company’s CFO, alleging that Messrs. Carson and Stuart negligently misrepresented financial information of the Company when the Company was negotiating with Mr. Looney regarding the acquisition of Optex. Pursuant to this lawsuit, Mr. Looney is seeking recovery of damages, interest and costs. Because the alleged actions of Messrs. Carson and Stuart were arguably in their capacity as officers of the Company, we have agreed to defend Messrs. Carson Stuart in this lawsuit, subject to waivers of any conflict of interests that may arise, and we may be required to indemnify Messrs. Carson and Stuart in this matter. In December 2008, Mr. Looney filed another lawsuit in the Superior Court of California, County of Orange alleging breach of contract. Mr. Looney alleges that the UCC public foreclosure sale of the assets of Optex constituted a “change-in-control” and claims that the Company is required to pay him an earn-out payment of $3.9 million. Trial in this matter is set to commence on January 25, 2010, and the outcome of such litigation is uncertain. In April 2009, Mr. Looney also filed a lawsuit against the Company in the State District Court of Dallas County, Texas, alleging breach of a $400,000 promissory note. As a result of the Company’s filings, the litigation on the $400,000 note has been removed to the Federal District Court of Northern Texas. This litigation and the Company’s defenses are related to the claims and defenses raised in the California litigation. The outcome of litigation is inherently uncertain, and an unfavorable outcome to any or all of these actions could have a material adverse effect on our financial condition and threaten our viability. Additionally, the attorneys’ fees and costs of these lawsuits have been substantial, and we expect that such attorneys’ fees and costs will continue to be substantial so long as these matters are pending. In December 2009, we and Mr. Looney engaged in voluntary mediation in an attempt to resolve this dispute. The outcome of this process was a tentative agreement between the parties regarding a possible settlement. However, the detailed terms of such a settlement have not yet been agreed upon, and we cannot assure you that such agreement will be reached. Furthermore elements of this proposal would require certain third party consents, which we cannot guarantee can be obtained. (See Note 19 of the Notes to the Consolidated Financial Statements).

Our common stock may be delisted by the Nasdaq Capital Market if we cannot maintain Nasdaq’s listing requirements.  We are not currently in compliance with Nasdaq’s $1.00 minimum bid price requirement and have historically failed to meet that requirement from time to time. On September 15, 2009, we received a written notice from Nasdaq of our present lack of compliance with this criterion and were given until March 15, 2010 to regain compliance. On January 14, 2009, we also received written notice from Nasdaq of our lack of compliance with a Nasdaq Marketplace Rule that requires us to have a minimum of $2,500,000 in stockholders’ equity or $35,000,000 market value of listed securities or $500,000 of net income from continuing operations for our most recently completed fiscal year or two of our three most recently completed fiscal years. We ultimately regained compliance with this requirement in October 2009. We cannot assure you that we will be able to satisfy Nasdaq’s listing maintenance requirements in the future, or be able to maintain our listing on the Nasdaq Capital Market. If our common stock is delisted from the Nasdaq Capital Market, the market for your shares may be limited, and as a result, you may not be able to sell your shares at an acceptable price, or at all. In addition, a delisting may make it more difficult or expensive for us to raise additional capital in the future.

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

Since 2006, we have engaged in multiple financings, which have significantly diluted existing stockholders and will likely result in substantial additional dilution in the future.  Assuming conversion of all of our existing convertible securities and exercise in full of all options and warrants outstanding as of September 30, 2009, an additional approximate 21.7 million shares of our common stock would be outstanding, as compared to the approximately 10.0 million shares of our common stock that were issued and outstanding at that date. Since the start of fiscal 2006 through September 30, 2009, we have issued approximately 8.1 million shares of our common stock, largely to fund our operations and to acquire the remaining 30% interest in Optex, resulting in significant dilution to our existing stockholders. On August 26, 2008, pursuant to approval of our stockholders, we amended our Certificate of Incorporation to increase our authorized common stock issuable for any purpose from 80,000,000 shares to 150,000,000 shares, which further increased the potential for significant dilution to our existing stockholders. Our secured bridge note financing in November 2008 through February 2009 resulted in the automatic application of price anti-dilution features in our existing securities, which in conjunction with other issuances, substantially increased the potential fully diluted number of shares of our common stock. The Series A-2 Preferred Stock that we issued in April 2009 in exchange for convertible notes, resulting in the cancellation of

$1 million of debt, as well as the shares of common stock that we issued to the bridge financing investors in April 2009 and the Series B Preferred Stock and common stock warrants that we issued in September 2009 further diluted interests of existing stockholders, such that our potential fully diluted number of shares of our common stock after the Series B Preferred Stock issuance is approximately 31.7 million as of November 25, 2009. We anticipate we will pursue additional financings in the future. Any additional equity or convertible debt financings in the future could result in further dilution to our stockholders. Existing stockholders also will suffer significant dilution in ownership interests and voting rights and our stock price could decline as a result of potential future application of price anti-dilution features of our Series A-1 and Series A-2 Preferred Stock and certain warrants, if not waived.

Significant sales of our common stock in the public market will cause our stock price to fall.  The average trading volume of our shares in September 2009 was approximately 277,300 shares per day, compared to the approximately 10.0 million shares outstanding and the additional approximate 21.7 million shares outstanding on a fully diluted basis at September 30, 2009. Other than volume limitations imposed on our affiliates, most of the issued shares of our common stock are freely tradable. If the holders of the freely tradable shares were to sell a significant amount of our common stock in the public market, the market price of our common stock would likely decline. If we raise additional capital in the future through the sale of shares of our common stock to private investors, we may, subject to existing restrictions lapsing or being waived, agree to register these shares for resale on a registration statement as we have done in the past. Upon registration, these additional shares would become freely tradable once sold in the public market, assuming the prospectus delivery and other requirements were met by the sellers, and, if significant in amount, such sales could further adversely affect the market price of our common stock. The sale of a large number of shares of our common stock also might make it more difficult for us to sell equity or equity-related securities in the future at a time and at the prices that we deem appropriate.

Our 2008 Reverse Stock Split has had and may continue to have a material adverse effect on our market capitalization.  While our 2008 Reverse Stock Split temporarily addressed Nasdaq’s minimum bid price standard, our market capitalization as of September 27, 2009 dropped to only approximately $4.7 million and our market float decreased considerably. Adverse market reaction to the split may have contributed to the decline in our market capitalization that we have recently experienced. Such reaction and reduced market float and sales volume may result in further material adverse impact to our market capitalization and the market price of our common stock. We may be required to conduct an additional reverse stock split in fiscal 2010 to maintain our Nasdaq listing.

We have historically generated substantial losses, which, if continued, could make it difficult to fund our operations or successfully execute our business plan, and could adversely affect our stock price.  Since our inception, we have generated net losses in most of our fiscal periods. We experienced a net loss of approximately $21.6 million for fiscal 2008, including the non-recurring charges associated with the retirement of $15 million of debt owed to Longview and Alpha as a result of the Optex Asset Sale. Had it not been for the gains from the Patent Sale and License, the deconsolidation of Optex due to its bankruptcy and a significant reduction of potential future pension expenses, we would have experienced a substantial net loss in fiscal 2009 as well. We cannot assure you that we will be able to achieve or sustain profitability in the future. In addition, because we have significant expenses that are fixed or difficult to change rapidly, we generally are unable to reduce expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. Our present level of contract research and development revenue also makes us dependent on support from subcontractors to meet our operating plans and susceptible to losses when such support is delayed. Such factors could cause us to continue to experience net losses in future periods, which will make it difficult to fund our operations and achieve our business plan, and could cause the market price of our common stock to decline.

Our government-funded research and development business depends on a limited number of customers, and if any of these customers terminate or reduce their contracts with us, or if we cannot obtain additional government contracts in the future, our revenues will decline and our results of operations will be adversely affected.  For fiscal 2008, approximately 32% of our total revenues were generated from research and development contracts with the U.S. Air Force and approximately 19% of our total revenues were generated from research and development contracts with SAIC, a government contractor. For fiscal 2009, approximately 33% of our total revenues were generated from research and development contracts with the U.S. Air Force and approximately 16% of our total revenues were generated from research and development contracts with the U.S. Army. Although we ultimately plan to shift our focus to include the commercialization of our technology, we expect to continue to be dependent upon research and development contracts with federal agencies and their contractors for a substantial portion of our revenues for the foreseeable future. Our dependency on a few contract sources increases the risks of disruption in this area of our business or significant fluctuations in quarterly revenue, either of which could adversely affect our consolidated revenues and results of operations.

Because our operations currently depend on government contracts and subcontracts, we face additional risks related to contracting with the federal government, including federal budget issues and fixed price contracts, that could materially and adversely affect our business.   General political and economic conditions, which cannot be accurately predicted, directly and indirectly may affect the quantity and allocation of expenditures by federal agencies. Even the timing of incremental funding commitments to existing, but partially funded, contracts can be affected by these factors. Therefore, cutbacks or re-allocations in the federal budget could have a material adverse impact on our results of operations as long as research and development contracts remain an important element of our business. Obtaining government contracts may also involve long purchase and payment cycles, competitive bidding, qualification requirements, delays or changes in funding, budgetary constraints, political agendas, extensive specification development and price negotiations and milestone requirements. Each government agency also maintains its own rules and regulations with which we must comply and which can vary significantly among agencies. Governmental agencies also often retain some portion of fees payable upon completion of a project and collection of these fees may be delayed for several months or even years, in some instances. In addition, an increasing number of our government contracts are fixed price contracts, which may prevent us from recovering costs incurred in excess of budgeted costs. Fixed price contracts require us to estimate the total project cost based on preliminary projections of the project’s requirements. The financial viability of any given project depends in large part on our ability to estimate such costs accurately and complete the project on a timely basis. In the event our actual costs exceed fixed contractual costs of either our research and development contracts or our production orders, we will not be able to recover the excess costs.

Our government contracts are also subject to termination or renegotiation at the convenience of the government, which could result in a large decline in revenue in any given quarter. Although government contracts have provisions providing for the reimbursement of costs associated with termination, the termination of a material contract at a time when our funded backlog does not permit redeployment of our staff could result in reductions of employees. We have in the past chosen to incur excess overhead in order to retain trained employees during delays in contract funding. We also have had to reduce our staff from time-to-time because of fluctuations in our funded government contract base. In addition, the timing of payments from government contracts is also subject to significant fluctuation and potential delay, depending on the government agency involved. Any such delay could result in a temporary adverse effect to our liquidity. Since a substantial majority of our total revenues in the last two fiscal years were derived directly or indirectly from government customers, these risks can significantly affect our business, results of operations and financial condition.

If we are not able to commercialize our technology, we may not be able to increase our revenues or achieve or sustain profitability.  Since commencing operations, we have developed technology, principally under government research contracts, for various defense-based applications. However, since our margins on government contracts are generally limited, and our revenues from such contracts are tied to government budget cycles and influenced by numerous political and economic factors beyond our control, and are subject to our ability to win additional contracts, our long-term prospects of realizing significant returns from our technology or achieving and maintaining profitability will likely also require penetration of commercial markets. In prior years, we have made significant investments to commercialize our technologies without significant success. These efforts included the purchase and later shut down of a manufacturing line co-located at an IBM facility, the formation of the Novalog, MSI, Silicon Film, RedHawk and iNetWorks subsidiaries and the development of various stacked-memory products intended for commercial markets in addition to military and aerospace applications. These investments have not resulted in consolidated profitability to date, other than the profit realized in fiscal 2009 largely from the significant gains described above, and a majority of our total revenues for fiscal 2008 and fiscal 2009 were still generated from governmental customers. The Optex Asset Sale has eliminated a substantial future contributor to our consolidated revenues.

The significant military operations in the Middle East or elsewhere may require diversions of government research and development funding, thereby causing disruptions to our contracts or otherwise adversely impact our revenues.  In the near term, the funding of significant U.S. military operations may cause disruptions in funding of government contracts. Since military operations of substantial magnitude are not routinely included in U.S. defense budgets, supplemental legislative funding actions are required to finance such operations. Even when such legislation is enacted, it may not be adequate for ongoing operations, causing other defense funding sources to be temporarily or permanently diverted. Such diversion could produce interruptions in funding or delays in receipt of our research and development contracts, causing disruptions and adverse effects to our operations. In addition, concerns about international conflicts and the effects of terrorist and other military activity have resulted in unsettled worldwide economic conditions. These conditions make it difficult for our customers to accurately forecast and plan future business opportunities, in turn making it difficult for us to plan our current and future allocation of resources and increasing the risks that our results of operations could be adversely affected.

If we fail to scale our operations adequately, we may be unable to meet competitive challenges or exploit potential market opportunities, and our business could be materially and adversely affected.  After giving effect to Optex as a discontinued operation, our consolidated total revenues in fiscal 2008 and fiscal 2009 were $16.7 million and $11.5 million, respectively. In order to absorb the recurring expenses of a publicly reporting company and remain profitable, we will need to materially grow our consolidated total revenues and/or substantially reduce our operating expenses. Such changes are expected to place a significant strain on our management personnel, infrastructure and resources. To implement our current business and product plans, we will need to expand, train, manage and motivate our workforce, and expand our operational and financial systems, as well as our manufacturing and service capabilities. All of these endeavors will require substantial management effort and additional capital. If we are unable to effectively manage changes in our operations, we may be unable to scale our business quickly enough to meet competitive challenges or exploit potential market opportunities, and our current or future business could be materially and adversely affected.

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

If we are not able to obtain broad market acceptance of our new and existing products, our revenues and results of operations will be adversely affected.  We generally focus on markets that are emerging in nature. Market reaction to new products in these circumstances can be difficult to predict. Many of our planned products incorporate our chip stacking technologies that have not yet achieved broad market acceptance. We cannot assure you that our present or future products will achieve market acceptance on a sustained basis. In addition, due to our historical focus on research and development, we have a limited history of competing in the intensely competitive commercial electronics industry. As such, we cannot assure you that we will be able to successfully develop, manufacture and market additional commercial product lines or that such product lines will be accepted in the commercial marketplace. If we are not successful in commercializing our new products, our ability to generate revenues and our business, financial condition and results of operations will be adversely affected.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.  Our fiscal 2005, fiscal 2006 and fiscal 2007 audits revealed material weaknesses in our internal controls over financial reporting, including the failure of such controls to identify the need to record a post employment obligation for our Executive Salary Continuation Plan, which resulted in a restatement of our financial statements. We believe these types of material weaknesses relate primarily to the size and depth of our accounting staff. We have attempted to address these material weaknesses by expanding our staff and reassigning responsibilities and, based on information available to us as of the date of this report, we believe that we have remediated this condition as of September 28, 2008 and September 27, 2009. Third party testing of our belief, however, will not be conducted pursuant to Section 404 of the Sarbanes-Oxley Act until subsequent fiscal years. Such third party testing may ultimately reveal that previously identified material weaknesses have not been remediated or that new material weaknesses have developed. Furthermore, we do not presently have the financial resources and infrastructure to address our future plans, which puts us at risk of future material weaknesses. We are in the process of documenting and testing our internal control processes in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments and a written report on the effectiveness of our internal controls over financial reporting and, commencing in our fiscal year 2010, a report by our independent auditors on the effectiveness of our internal controls. During the course of our testing, we may identify other significant deficiencies or material weaknesses, in addition to the ones previously identified, which we may not be able to remediate in time to meet future deadlines imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we will not be able to conclude that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could cause investors to lose confidence in our reported financial information, which could result in a decline in the market price of our common stock, and cause us to fail to meet our reporting obligations in the future.

Our stock price has been subject to significant volatility.  The trading price of our common stock has been subject to wide fluctuations in the past. Since January 2000, our common stock has traded at prices as low as $0.11 per share in March 2009 and as high as $3,750.00 per share in January 2000 (after giving effect to two reverse stock splits subsequent to January 2000). The current market price of our common stock may not increase in the future. As such, you may not be able to resell your shares of common stock at or above the price you paid for them. The market price of the common stock could continue to fluctuate or decline in the future in response to various factors, including, but not limited to:

•	the impact and outcome of pending litigation;

•	our cash resources and ability to raise additional funding and repay indebtedness;

•	our ability to demonstrate compliance with Nasdaq’s listing maintenance requirements;

•	quarterly variations in operating results;

•	government budget reallocations or delays in or lack of funding for specific projects;

•	our ability to control costs and improve cash flow;

•	our ability to introduce and commercialize new products and achieve broad market acceptance for our products;

•	announcements of technological innovations or new products by us or our competitors;

•	our cash resources and ability to raise additional funding and repay indebtedness;

•	changes in investor perceptions;

•	economic and political instability, including acts of war, terrorism and continuing international conflicts; and

•	changes in earnings estimates or investment recommendations by securities analysts.

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

If we effectuate additional acquisitions, it may further strain our capital resources, result in additional integration and assimilation challenges, be further dilutive to existing stockholders, result in unanticipated accounting charges and expenses, or otherwise adversely affect our results of operations.  Our future business strategy may involve expansion through the acquisitions of businesses, assets or technologies that allow us to expand our capabilities and market coverage and to complement our existing product offerings. Optex, our first acquisition under this strategy, initially facilitated our market access, but did not achieve financial objectives. Acquisitions may require significant upfront capital as well as capital infusions, and typically entail many risks, including unanticipated costs and expenditures, changing relationships with customers, suppliers and strategic partners, or contractual, intellectual property or employment issues. We had not engaged in an acquisition strategy prior to our acquisition of Optex; we experienced difficulties in assimilating and integrating the operations, personnel, technologies, products and information systems of Optex, and the Optex acquisition was also costly and resulted in material adverse impacts to our overall financial condition. We may experience similar difficulties in assimilating any other companies or businesses we may acquire in the future. In addition, key personnel of an acquired company may decide not to work for us. The acquisition of another company or its products and technologies may also require us to enter into a geographic or business market in which we have little or no prior experience. These challenges could disrupt our ongoing business, distract our management and employees, harm our reputation and increase our expenses. These challenges are magnified as the size of the acquisition increases.

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

We currently occupy leased facilities in Costa Mesa, California for our operations and those of our subsidiaries. The Costa Mesa facilities include approximately 42,500 square feet in two separate, but adjacent buildings for which we hold leases that terminate in September 2013. Our average monthly rent for this space over this term is approximately $68,750 per month.

Our Costa Mesa facilities include laboratories containing clean rooms for operations requiring a working environment with reduced atmospheric particles. We believe that our facilities are adequate for our operations for fiscal 2010.

Item 3.	Legal Proceedings

The information set forth under Note 11 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see “Risk Factors” in Item 1A of this Report.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth the range of high and low sales prices of our common stock for the periods indicated, as reported by Nasdaq Capital Market under the trading symbol IRSN, giving effect to the 2008 Reverse Stock Split.

	High	Low

Fiscal Year Ending October 3, 2010:
First Quarter (through December 8, 2009)	$0.57	$0.35
Fiscal Year Ended September 27, 2009:
First Quarter	$1.00	$0.22
Second Quarter	0.43	0.11
Third Quarter	0.62	0.29
Fourth Quarter	0.95	0.27
Fiscal Year Ended September 28, 2008:
First Quarter	$11.70	$6.70
Second Quarter	8.50	1.90
Third Quarter	6.20	1.70
Fourth Quarter	2.60	1.00

On December 8, 2009, the last sales price for our common stock as reported by the Nasdaq Capital Market was $0.41. On December 8, 2009, there were approximately 644 stockholders of record based on information provided by our transfer agent.

We have never declared or paid cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

As previously disclosed, on September 30, 2009, we sold and issued to 66 accredited investors (the “Investors”) an aggregate of 3,490 preferred stock units (the “Units”) at a purchase price of $700 per Unit (the “Private Placement”). The $2,443,000 aggregate purchase price for the Units was paid in cash to us.

Each Unit is comprised of one share our newly created Series B Convertible Preferred Stock (the “Series B Stock”), plus a five-year warrant to purchase the number of shares of the Company’s Common Stock equal to thirty percent (30%) of the number of shares of Common Stock issuable from conversion of one share of Series B Stock at the initial conversion price (the “Investor Warrants”). The initial exercise price of each Investor Warrant is $0.55, which was 110% of the last consolidated closing bid price of our Common Stock as determined in accordance with Nasdaq rules immediately preceding our entering into the binding agreement to sell the Units. The total number of shares of Common Stock issuable upon exercise of the Investor Warrants at the initial exercise price is 2,094,000 in the aggregate.

Each share of Series B Stock is convertible at any time at the holder’s option into 2,000 shares of Common Stock at an initial conversion price per converted share of Common Stock equal to $0.50, which was the last consolidated closing bid price of our Common Stock as determined in accordance with Nasdaq rules immediately preceding our entering into the binding Subscription Agreement. The conversion price of the Series B Stock is subject to adjustment for stock splits, stock dividends, recapitalizations and the like. The total number of shares of Common Stock issuable upon conversion of the Series B Stock at the initial conversion price is 6,980,000 in the aggregate.

The Investor Warrants and the Agent Warrant may be exercised in cash or pursuant to a net exercise provision if the we do not register the shares of Common Stock issuable upon exercise of the Investor Warrants or Agent Warrant on or prior to March 30, 2010. The exercise price of the Investor Warrants and the Agent Warrant is subject to adjustment for stock splits, stock dividends, recapitalizations and the like. The Investor Warrants and Agent Warrant also are subject to a blocker that would prevent each holder’s Common Stock ownership at any given time from exceeding 4.99% of our outstanding Common Stock (which percentage may increase but never above 9.99%).

None of the Series B Stock, Investor Warrants, Agent Warrant or the Common Stock issuable upon conversion or exercise thereof has been registered under the Securities Act of 1933 and none may be offered or sold in the United States absent registration or an applicable exemption from registration requirements. We do not plan to register the Series B Stock, Investor Warrants or Agent Warrant (or the Common Stock issuable upon exercise of the Investor Warrants or Agent Warrant), but we have agreed to file a registration statement on Form S-3 covering the resale of such number of shares of Common Stock issuable upon conversion of the Series B Stock as is permitted to be registered for resale under the rules of the Securities and Exchange Commission.

The above described sale and issuance of the Units, Series B Stock, Investor Warrants and Agent Warrant (and the issuance of shares of Common Stock upon exercise or conversion thereof) have been determined to be exempt from registration under the Securities Act of 1933, in reliance on Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering, in which the investors are accredited and have acquired the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

Item 6.	Selected Financial Data

Not required for smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a vision systems company enabled by proprietary technology for three-dimensional packaging of electronics and manufacturing of electro-optical products. We design, develop, manufacture and sell vision systems, miniaturized electronic products and higher level systems incorporating such products for defense, security and commercial applications. We also perform customer-funded contract research and development related to these systems and products, mostly for U.S. government customers or prime contractors. Most of our historical business relates to application of our technologies for stacking either packaged or unpackaged semiconductors into more compact three-dimensional forms, which we believe offer volume, power, weight and operational advantages over competing packaging approaches, and which we believe allows us to offer higher level products with unique operational features.

Our acquisition of Optex, the financing and refinancing of the related acquisition indebtedness and subsequent financings have put a significant strain on our capital resources and have required us to engage in multiple debt and equity financings since December 2005. As of September 27, 2009, we had approximately $588,400 of debt, exclusive of debt discounts, and approximately $7.2 million of accounts payable and accrued expenses. In October 2008, our Lenders conducted the Optex Asset Sale, which was a public UCC foreclosure. The entity controlled by the Lenders credit bid $15 million in the Optex Asset Sale, which was the winning bid. In September 2009, Optex filed for relief under Chapter 7 of the Bankruptcy Code. As a result of such filing, the accounts of Optex have been removed from our accounts at September 27, 2009.

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

Revenue Recognition.  Our consolidated total revenues during fiscal 2009 were primarily derived from contracts to develop prototypes and provide research, development, design, testing and evaluation of complex detection and control defense systems. Our research and development contracts are usually cost reimbursement plus a fixed fee, fixed price with billing entitlements based on the level of effort we expended or occasionally firm fixed price. Our cost reimbursement plus fixed fee research and development contracts require our good faith performance of a statement of work within overall budgetary constraints, but with latitude as to resources utilized. Our fixed price level of effort research and development contracts require us to deliver a specified number of labor hours in the performance of a statement of work. Our firm fixed price research and development contracts require us to deliver specified items of work independent of resources utilized to achieve the required deliverables. For all types of research and development contracts, we recognize revenues as we incur costs and include applicable fees or profits primarily in the proportion that costs incurred bear to estimated final costs. Costs and estimated earnings in excess of billings under government research and development contracts are accounted for as unbilled revenues on uncompleted contracts, stated at estimated realizable value and are expected to be realized in cash within one year.

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

The absence of any of these conditions, including the lack of shipment, would cause revenue recognition to be deferred. Our terms are Freight on Board (“FOB”) shipping point.

Historically, our products have not generally been sold under formal warranty terms. We do not offer contractual price protection on any of our products. Accordingly, we do not presently maintain any reserves for returns under warranty or post-shipment price adjustments although we do record product support expenses incurred and accrue such expenses expected to be incurred in relation to shipped products.

We do not utilize distributors for the sale of our products nor do we enter into revenue transactions in which the customer has the right to return product. Accordingly, we do not make any provisions for sales returns, contractual price protection or adjustments in the recognition of revenue.

Inventory.  Each quarter, we evaluate our inventories for excess quantities and obsolescence. We write-off inventories that are considered obsolete and adjust remaining inventory balances to approximate the lower of cost or market value. The valuation of inventories at the lower of cost or market requires us to estimate the amounts of current inventories that will be sold. These estimates are dependent on our assessment of current and expected orders from our customers.

Costs on long-term contracts and programs in progress generally represent recoverable costs incurred. The marketing of our research and development contracts involves the identification and pursuit of contracts under specific government budgets and programs. We are frequently involved in the pursuit of a specific anticipated contract that is a follow-on or related to an existing contract. We sometimes determine that it is probable that a subsequent award will be successfully received, particularly if continued progress can be demonstrated against anticipated technical goals of the projected new program while the government goes through its lengthy approval process required to allocate funds and award contracts. When such a determination occurs, we capitalize material, labor and overhead costs that we expect to recover from a follow-on or new contract. Due to the uncertainties associated with new or follow-on research and development contracts, we maintain significant reserves for this inventory to avoid overstating its value. We have adopted this practice because we believe that we are typically able to more fully recover such costs under the provisions of government contracts by direct billing of inventory rather than by seeking recovery of such costs through permitted indirect rates, which may be more vulnerable to competitive market pressures. (See Note 14 of the Notes to the Consolidated Financial Statements).

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

We do not amortize goodwill, but test it annually, as of the first day of our fourth fiscal quarter and between annual testing periods if circumstances warrant, for impairment using a fair value approach. We updated our impairment review of goodwill related to the Optex acquisition at the unit level prior to the filing of our Annual Report on Form 10-K for fiscal 2007 and again prior to the filing of our quarterly reports on Form 10-Q during fiscal 2008. Partly as a result of these reviews, we concluded that the original financial information provided to us regarding Optex’s financial condition had been misrepresented. Accordingly, in July 2008, we filed a cross-

complaint against the former owner of Optex seeking recovery of damages. However, since the Optex acquisition, we had invested significant resources to improve the infrastructure and management processes at Optex. In addition, Optex’s funded backlog at September 28, 2008 was significantly greater than at the time of the Initial Acquisition, and we had successfully renegotiated a number of significant Optex contracts to improve gross margins. As a result, we concluded that these and other potential improvements had essentially compensated for lower realized and then-expected fiscal 2008 revenues and related impact to aggregate gross margins in terms of expected future cash flows, such that no impairment of Optex goodwill was required to be recorded at the interim reporting periods of fiscal 2008. However, the action of our Lenders to accelerate our debt and conduct the Optex Asset Sale in October 2008 for a purchase price of $15 million required us to record an impairment of goodwill of approximately $7.2 million at September 28, 2008, resulting in a corresponding material adverse effect to the Company’s financial condition, including non-compliance with Nasdaq’s listing maintenance requirement of at least $2.5 million of stockholders’ equity. The combination of goodwill impairment and reclassification of remaining goodwill to non-current assets of the discontinued operations of Optex pending the consummation of the Optex Asset Sale resulted in reducing the carrying value of goodwill associated with our continuing operations to zero at September 28, 2008 and September 27, 2009.

We amortize the cost of other intangibles over their estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Intangible assets with definite lives at September 27, 2009 and September 28, 2008 consist principally of patents and trademarks related to the Company’s various technologies. Capitalized costs include amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of patent and trademark applications. These assets are amortized on a straight-line method over the shorter of their useful or legal life, generally ten years.

Stock-Based Compensation.  We calculate stock option-based compensation by estimating the fair value of each option using the Black-Scholes option-pricing model. Our determination of fair value of stock option-based payment awards is made as of their respective dates of grant using the option-pricing model and is affected by our stock price, as well as assumptions regarding a number of other variables, including the expected stock price volatility over the term of the awards, the portion of stock options granted that will ultimately vest, and the periods from the grant date until the options vest and expire. The Black-Scholes option-pricing model was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, the existing valuation models may not provide an accurate measure of the fair value of our outstanding employee stock options. We recognize compensation expense on a straight-line basis over the vesting period of the option after consideration of the estimated forfeiture rate.

We calculate compensation expense for both vested and nonvested stock awards by determining the fair value of each such grant as of their respective dates of grant using the closing sales price of our common stock on the Nasdaq Capital Market at such dates without any discount. We recognize compensation expense for nonvested stock awards on a straight-line basis over the vesting period.

Executive Salary Continuation Plan (“ESCP”) Liability.  We have estimated the ESCP liability based on the expected lifetime of participants using Social Security mortality tables and discount rates comparable to that of rates of return on high quality investments providing yields in amount and timing equivalent to expected benefit payments. At the end of each fiscal year, we determine the assumed discount rate to be used to discount the ESCP liability. We considered various sources in making this determination, including the Citigroup Pension Liability Index, which at September 30, 2009 was 5.54%. Based on this review, we used a 5.5% discount rate for determining ESCP liability at September 27, 2009. In September 2009, our Chief Executive Officer, John Carson, and our Chief Financial Officer, John Stuart, voluntarily permanently waived entitlement to all potential benefits under the ESCP, resulting in a reduction of approximately $2.4 million in our ESCP liability at September 27, 2009.

Derivatives.  GAAP requires us to record and carry all derivatives on the balance sheet as either liabilities or assets at fair value. Derivatives are measured at fair value with changes in fair value recognized through earnings as they occur.

COMPARISON OF FISCAL YEARS ENDED SEPTEMBER 27, 2009 AND SEPTEMBER 28, 2008

Results of Operations

Total Revenues.  Our total revenues decreased by approximately $5.1 million in fiscal 2009 as compared to total revenues in fiscal 2008, reflecting declines in both contract research and development revenue and product sales as discussed more fully below.

Contract Research and Development Revenue.  Contract research and development revenue consists of amounts realized or realizable from funded research and development contracts, largely from U.S. government agencies and government contractors. Contract research and development revenues for fiscal 2009 declined compared to fiscal 2008 as shown in the following table:

	Contract Research
	and Development	Percentage of
	Revenue	Total Revenue

Fiscal 2008	$14,157,900	85%
Dollar decrease in fiscal 2009	(4,154,400)

Fiscal 2009	$10,003,500	87%
Percentage decrease for fiscal 2009	(29%)

The decline in our contract research and development revenue in fiscal 2009 as compared to fiscal 2008 was due to both our liquidity limitations during fiscal 2009 and delays in receipt of contracts throughout the current fiscal year. Our liquidity limitations impacted our ability to timely pay for and receive subcontractor and vendor support required to fulfill many of the technical milestones of research and development contracts underway in the current fiscal year. We received approximately $697,800 less of such support in fiscal 2009 as compared to fiscal 2008. Since most of our research and development contracts are of a cost reimbursement nature, this reduction in expense incurred in the performance of such contracts directly impacted our corresponding recognition of revenue derived from such expense. The delays in receipt of some contracts in fiscal 2009 also limited our ability to recognize revenue from such contracts in the current period.

Cost of Contract Research and Development Revenue.  Cost of contract research and development revenue consists of wages and related benefits, as well as subcontractor, independent consultant and vendor expenses directly incurred in support of research and development contracts, plus associated indirect expenses permitted to be charged pursuant to the relevant contracts. Our cost of contract research and development revenue for fiscal 2009, both in terms of absolute dollars and as a percentage of contract research and development revenue, compared to fiscal 2008 is shown in the following table:

		Percentage of
		Contract Research
	Cost of Contract Research and	and Development
	Development Revenue	Revenue

Fiscal 2008	$11,339,000	80%
Dollar decrease in fiscal 2009	(2,871,200)

Fiscal 2009	$8,467,800	85%
Percentage decrease for fiscal 2009	(25%)

A substantial portion of our contract research and development revenue is derived from cost reimbursable contracts, and we recognize revenue as we incur costs. Accordingly, under our research and development contracts, costs and revenues frequently tend to increase or decrease in a relatively related manner, absent significant cost overruns. The decrease in fiscal 2009 in absolute dollar cost of contract research and development revenue as compared to fiscal 2008 exhibited this relationship by reflecting the decrease in contract research and development revenue discussed above. The 5% increase in cost of contract research and development revenue as a percentage of contract research and development revenue in fiscal 2009 over the comparable percentage in fiscal 2008 was largely due to the changed composition of costs associated with the research and development contracts in the respective fiscal years. In fiscal 2009, the percentage of our costs incurred to conduct our funded research and development contracts derived from subcontractor, independent consultant and vendor support was higher than the comparable percentage of such support from subcontractors, independent consultants and vendors in fiscal 2008. Under our cost reimbursable contracts, we are only allowed to recover an allocation for general and administrative expenses associated with costs derived from subcontractor, independent consultant and vendor support. In contrast, for our internal direct labor costs we are allowed to recover an allocation for both allocated overhead costs and allocated general and administrative expenses. Accordingly, our related gross margins generally decrease when we proportionately incur greater subcontractor, independent consultant and vendor expenses to realize contract research and development revenue, as was the case in fiscal 2009 as compared to fiscal 2008.

Product Sales.  Our product sales are derived from sales of miniaturized camera products, specialized chips, modules, stacked chip products and chip stacking services. Product sales for fiscal 2009 decreased both in terms of absolute dollars and as a percentage of total revenue as compared to fiscal 2008 as shown in the following table:

		Percentage of
	Product Sales	Total Revenue

Fiscal 2008	$2,489,100	15%
Dollar decrease in fiscal 2009	(973,200)

Fiscal 2009	$1,515,900	13%
Percentage decrease for fiscal 2009	(39%)

The decrease in product sales in fiscal 2009 as compared to fiscal 2008 was largely the result of the completion of an order from our largest customer for thermal imaging products that contributed substantially to product sales in fiscal 2008, but which was completed late that fiscal year, and therefore did not contribute to product sales in fiscal 2009. Our ability to increase sales of our other products in fiscal 2009 was also limited by our liquidity constraints discussed above.

Cost of Product Sales.  Cost of product sales consists of wages and related benefits of our personnel, as well as subcontractor, independent consultant and vendor expenses directly incurred in the manufacture of products sold, plus related overhead expenses. Our cost of product sales for fiscal 2009 as compared to fiscal 2008 is shown in the following table:

	Cost of Product Sales	Percentage of Product Sales

Fiscal 2008	$1,885,600	76%
Dollar decrease in fiscal 2009	(391,200)

Fiscal 2009	$1,494,400	99%
Percentage decrease for fiscal 2009	(21%)

The decrease in absolute dollars of cost of product sales in the current fiscal year was primarily related to the decrease in product sales discussed above. Independent of the volume of products shipped in a given period, we incur a relatively fixed level of product support costs, such as material control, diagnostics and calibration, in order to maintain a normal manufacturing capacity. These product support costs are an element of our cost of product sales. When our absolute dollars of product sales decline, as was the case in fiscal 2009 compared to fiscal 2008, our product support costs do not decline correspondingly. Accordingly, our product support costs generally contribute to an increase in cost of product sales as a percentage of product sales in such circumstances. The increase in cost of product sales as a percentage of product sales in fiscal 2009 relative to fiscal 2008 was principally due to this factor. The impact of such product support costs on product margins may continue to be relatively volatile in future periods unless and until our product sales increase substantially, thereby reducing the percentage impact of product support costs.

General and Administrative Expense.  General and administrative expense largely consists of wages and related benefits for our executive, financial, administrative and marketing staff, as well as professional fees, primarily legal and accounting fees and costs, plus various fixed costs such as rent, utilities and telephone. The comparison of general and administrative expense for fiscal 2009 and fiscal 2008 is shown in the following table:

	General and
	Administrative	Percentage of
	Expense	Total Revenue

Fiscal 2008	$8,932,400	54%
Dollar increase in fiscal 2009	629,300

Fiscal 2009	$9,561,700	83%
Percentage increase for fiscal 2009	7%

The increase in absolute dollars of general and administrative expense in fiscal 2009 as compared to fiscal 2008 is the aggregate effect of increases and decreases in various categories of general and administrative expense during the current fiscal year. The largest fiscal 2009 variance was an increase of approximately $1.2 million in expenses that were unallowable for recovery under our cost reimbursement contracts, largely reflecting higher litigation costs. The aggregate of our sales and marketing general and administrative expense and our bid and proposal general and administrative expense in fiscal 2009 also modestly increased by $90,700 from the comparable expenses of fiscal 2008. Offsetting these and other increases, our indirect labor categories and related employee benefits expense for fiscal 2009 declined $226,100 as compared to fiscal 2008. Also, our fiscal 2009 general and administrative services expense, largely allowable legal and accounting costs, declined $277,500 in fiscal 2009 from the levels of such expense in fiscal 2008. Since our total revenue in fiscal 2009 declined while the aggregate amount of absolute dollars of general and administrative expense increased, general and administrative expense as a percentage of total revenue increased in fiscal 2009 as compared to fiscal 2008.

Research and Development Expense.  Research and development expense consists of wages and related benefits for our research and development staff, independent contractor consulting fees and subcontractor and vendor expenses directly incurred in support of internally funded research and development projects, plus associated overhead expenses. Research and development expense for fiscal 2009 as compared to fiscal 2008 increased as shown in the following table:

	Research and	Percentage of
	Development Expense	Total Revenue

Fiscal 2008	$1,512,500	9%
Dollar increase in fiscal 2009	754,200

Fiscal 2009	$2,266,700	20%
Percentage increase for fiscal 2009	50%

The increase in research and development expense in fiscal 2009 as compared to fiscal 2008 is largely related to labor deployment issues in the respective fiscal years. We use the same technical staff for both internal and customer funded research and development projects, as well as the preparation of technical proposals, so the availability of direct labor in terms of man hours and skill mix has a direct bearing on the amount of internally funded research and development expense we undertake in any given period. Generally, this availability does not reflect trends, but rather is tied to specific milestones of both funded and internal research projects. Accordingly, both the absolute dollar and percentage increases in research and development expense in fiscal 2009 as compared to fiscal 2008 reflect these milestones, rather than a change in priorities related to internally funded research and development.

Gain (Loss) on Sale or Disposal of Assets.  We recorded a gain of $8,640,800 in fiscal 2009, largely due to the Patent Sale and License, which closed in March 2009. No comparable gain occurred in fiscal 2008, although we did record a smaller gain of $315,600 on disposal of assets in fiscal 2008, largely due to an insurance settlement for damaged equipment.

Gain On Elimination of Consolidated Debt.  We recorded a gain of $2,539,200 in fiscal 2009 due to the September 2009 bankruptcy of Optex and the corresponding elimination of Optex from our consolidated balance sheet at September 27, 2009. No comparable gain occurred in fiscal 2008.

Gain from Reduction in Pension Liability.  We recorded a gain of $2,442,900 in fiscal 2009 due to the voluntary waiver of entitlements under our ESCP by our CEO and CFO. No comparable gain occurred in fiscal 2008.

Interest Expense.  Our interest expense for fiscal 2009, compared to that of fiscal 2008, decreased substantially as shown in the following table:

Interest Expense

Fiscal 2008	$6,100,200
Dollar decrease in fiscal 2009	(4,464,700)

Fiscal 2009	$1,635,500
Percentage decrease in fiscal 2009	(73%)

The decline in interest expense in fiscal 2009 relative to fiscal 2008 was primarily due to the substantial reduction in our debt that resulted from the Optex Asset Sale and application of proceeds from the Patent Sale and License. Because of the imputed nature of the debt discount and deferred financing cost amortization, approximately $829,200 of the interest expense in fiscal 2009 is of a non-cash nature, as opposed to approximately $4.1 million of such non-cash expense in fiscal 2008.

Provision for Litigation Judgment.  In September 2009, a court order was issued potentially obligating us to $834,300 in attorneys’ fees related to a jury trial. We may file post trial motions and/or an appeal to overturn the jury’s verdict and the related attorneys’ fees award, but the outcome of such actions are uncertain. In December 2009, we and the plaintiff in this lawsuit engaged in voluntary mediation in an attempt to resolve this dispute. The outcome of this process was a tentative agreement between the parties regarding a possible settlement. However, the detailed terms of such a settlement have not yet been agreed upon, and we cannot assure you that such agreement will be reached. Furthermore, certain elements of the settlement proposal would require certain third-party consents, which we cannot guarantee can be obtained. (See Note 19 of the Notes to the Consolidated Financial Statements). We recorded a provision of $834,400 for this pending judgment at September 27, 2009. No comparable obligation was recorded in fiscal 2008.

Income (Loss) From Discontinued Operations.  As a result of the Optex Asset Sale and the discontinuation of operations at Optex, we reclassified our results of operations for fiscal 2008 to reflect an $8,758,900 loss attributable in that fiscal year to Optex’s discontinued operations. The largest component of this charge was a $7,242,300 expense recorded for impairment of goodwill. In fiscal 2009, we realized a gain on Optex’s discontinued operations of $58,400, reflecting results for the interval from September 29, 2008 through October 14, 2008, the date of the Optex Asset Sale. See Notes 3 and 12 to the Notes to Consolidated Financial Statements for further discussion of the Optex Asset Sale and related accounting effects.

Net Income (Loss).  Our net results for fiscal 2009, compared to that of fiscal 2008, improved substantially as shown in the following table:

Net Income (Loss)

Fiscal 2008	$(21,558,900)
Dollar change in fiscal 2009	22,473,700

Fiscal 2009	$914,800
Percentage change in fiscal 2009	104%

Our substantial improvement in net results in fiscal 2009, relative to fiscal 2008, was largely attributable to our gains realized from the Patent Sale and License, elimination of consolidated debt and reduction in pension liability under the ESCP and the decrease in interest expense in the current fiscal year as discussed above.

Liquidity and Capital Resources

Our liquidity changed substantially in fiscal 2009 as shown in the following table:

	Cash and
	Cash Equivalents	Working Capital (Deficit)

September 28, 2008	$638,600	$(16,126,800)
Dollar change in fiscal 2009	(512,900)	9,855,500

September 27, 2009	$125,700	$(6,271,300)
Percentage change in fiscal 2009	(80)%	61%

Our cash declined in fiscal 2009, despite the $9.5 million cash proceeds that we received from the Patent Sale and License. Nearly $3.5 million of these proceeds were used in March 2009 to retire various obligations to secured lenders in order to release the security interests required to close the Patent Sale and License. Of the balance of the proceeds, the largest use was a reduction in our accounts payable and accrued expenses, which aggregated to an approximate $1.5 million decrease in fiscal 2009. The remaining proceeds allowed us to address other short-term cash needs. Our requirements for cash derived from operations were reduced by our non-cash depreciation and amortization expense, non-cash interest expense, non-cash retirement plan contributions, common stock issued to pay operating expenses and non-cash deferred stock-based compensation, which in the aggregate was $3,992,600 in fiscal 2009.

During fiscal 2009, we incurred fees and expenses of approximately $1.4 million in the lawsuits related to the ongoing disputes with Mr. Looney and his affiliate. In December 2009, we and Mr. Looney engaged in voluntary mediation in an attempt to resolve this dispute. The outcome of this process was a tentative agreement between the parties regarding a possible settlement. However, the detailed terms of such a settlement have not yet been agreed upon, and we cannot assure you that such agreement will be reached. Furthermore, elements of this proposal would require certain third party consents, which we cannot guarantee can be obtained. (See Note 19 of the Notes to the Consolidated Financial Statements). If this proposed settlement is not effectuated, we anticipate we will continue to incur substantial expenses in subsequent periods as trial and preparation for trial on these matters proceed.

The reduction in our working capital deficit in fiscal 2009 was largely the result of the completion of the Optex Asset Sale in October 2008, the Patent Sale and License in March 2009 and the Optex bankruptcy and corresponding extinguishment of consolidated debt in September 2009. Our Restructured Debt had been reclassified to current status at September 28, 2008 because of the pending status of the Optex Asset Sale. By September 27, 2009, approximately $11.6 million of the Restructured Debt obligation, net of discounts, had been extinguished due to the consummation of the Optex Asset Sale in October 2008 and the application of proceeds from the Patent Sale and License. These working capital improvements were partially offset by the elimination of approximately $7.5 million of current assets of Optex and approximately $4.0 million of current liabilities of Optex, upon completion of the Optex Asset Sale. Another substantial contributor to our reduced working capital deficit in fiscal 2009 was the elimination of approximately $2.5 million of consolidated debt as a result of the Optex bankruptcy.

In June 2009, we entered into a factoring agreement for accounts receivable financing, pursuant to which we may borrow up to $2 million based on available accounts receivable and under which we pledged as collateral and granted a security interest in, among other things, all of our inventory, accounts, equipment, general intangibles (other than intellectual property), investment property, leases, chattel paper and notes payable to us. The initial term of the agreement is one year, which will automatically renew for successive one-year periods unless notice of non-renewal is provided by us at least 60 days prior to the expiration of a term. The factoring lender may purchase acceptable accounts receivable on a recourse basis at a discounted purchase price plus fees. Interest will accrue on the amounts advanced by our factoring lender, until collected from the account debtors, at a rate equal to the prime rate plus 2%, which could increase to a rate equal to the prime rate plus 12% upon the occurrence of certain events of default. If a purchased account becomes 90 days past due or is determined to no longer be an acceptable account, we are obligated to repurchase such account from the factoring lender for the amount of the outstanding advance against such account plus accrued interest and fees. At September 27, 2009, the factoring lender has advanced approximately $985,800 to us. (See Note 1 of the Notes to the Consolidated Financial Statements.)

At September 27, 2009, our funded backlog was approximately $6.3 million. We expect, but cannot guarantee, that a substantial portion of our funded backlog at September 27, 2009 will result in revenue recognized in fiscal 2010. In addition, our government research and development contracts typically include unfunded backlog, which is funded when the previously funded amounts have been expended. As of September 27, 2009, our total backlog, including unfunded portions, was approximately $7.7 million.

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

Subsequent to September 27, 2009, we received approximately $2.0 million of net proceeds from a private placement of our newly created Series B convertible preferred stock and warrants to purchase shares of our common stock. (See Note 19 of the Notes to the Consolidated Financial Statements). Taking this liquidity infusion into account, we have developed an operating plan to manage costs in line with estimated total revenues for fiscal 2010, including contingencies for cost reductions if projected revenues are not fully realized. However, there can be no assurance that anticipated revenues will be realized or that we will successfully implement our plans. Accordingly, it is likely that the Company will need to raise additional funds in fiscal 2010 to meet its continuing obligations.

Off-Balance Sheet Arrangements

Our conventional operating leases are either immaterial to our financial statements or do not contain the types of guarantees, retained interests or contingent obligations that would require their disclosures as an “off-balance sheet arrangement” pursuant to Regulation S-K Item 303(a)(4). As of September 27, 2009 and September 28, 2008, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commitments

Debt.  At September 27, 2009, we had approximately $588,400 of debt, which consisted of (i) a Secured Promissory Note payable to Longview, described more fully below, the principal amount of which was reduced from $2.1 million to approximately $188,400 through partial exchange of such debt pursuant to the credit bid that effectuated the Optex Asset Sale and partial repayment from proceeds of the Patent Sale and License and (ii) a one-year $400,000 unsecured subordinated promissory note payable to Timothy Looney, described more fully below. We also had contingent secured subordinated notes originally issued in the aggregate principal amount of $1,115,000 (the “Contingent Notes”), which were issued in connection with our November 2007 debt restructuring, described more fully below. Of the principal amount of the Contingent Notes, only $17,300 remained potentially outstanding as of September 27, 2009.

On December 29, 2006, we amended certain of the agreements with Timothy Looney regarding our Buyer Option to purchase the remaining 30% interest in Optex. In consideration for such amendments, we issued a one-year unsecured subordinated promissory note to Mr. Looney in the principal amount of $400,000, bearing interest at a rate of 11% per annum. In January 2007, we negotiated an amendment to our earnout agreement with Mr. Looney that extended his earnout period to December 2009 and reduced the aggregate maximum potential earnout to $3.9 million in consideration for a subordinated secured term loan from TWL Group, LP, an entity owned by Mr. Looney, providing for advances up to $2.0 million to Optex, bearing 10% interest per annum, which term loan matures on the earlier of February 2009 or sixty days after repayment or refinancing of our senior debt. At September 27, 2009, the $2.0 million of debt owed by Optex outstanding under the subordinated secured term loan was removed from the Company’s accounts, as Optex entered bankruptcy in September 2009.

We have received notices from Mr. Looney claiming that we are in default under our $400,000 one-year unsecured subordinated promissory note with Mr. Looney for the alleged nonpayment of principal and interest. We have received a demand from Mr. Looney for payment pursuant to the $400,000 one-year unsecured subordinated promissory note. This note is in dispute and is related to on-going litigation between us and Mr. Looney, the outcome of which is presently not determinable. (See Note 15 to the Notes to Consolidated Financial Statements). Accordingly, the ultimate amount, if any, that we may be required to pay pursuant to this note is presently unknown, although we have recorded the full principal and accrued interest amount of this note in our Consolidated Balance Sheets at September 27, 2009 and September 28, 2008. In December 2009, we and Mr. Looney engaged in voluntary mediation in an attempt to resolve this dispute. The outcome of this process was a tentative agreement between the parties regarding a possible settlement. However, the detailed terms of such a settlement have not yet been agreed upon, and we cannot assure you that such agreement will be reached. Furthermore, elements of this proposal would require certain third party consents, which we cannot guarantee will be obtained. (See Note 19 of the Notes to the Consolidated Financial Statements).

On July 19, 2007, we entered into a Loan Agreement, a Secured Promissory Note (the “Promissory Note”) and an Omnibus Security Interest Acknowledgement with Longview, one of our senior lenders and an accredited institutional investor, pursuant to which we closed a short-term non-convertible loan in the original principal amount of $2.0 million (the “Loan”), the proceeds of which were intended principally for general working capital purposes. The Promissory Note bore interest at a rate of 12% per annum, due together with the unpaid principal amount when the Promissory Note matures, which was originally on January 19, 2008, but was extended to December 30, 2009 pursuant to our November 2007 debt restructuring (see Note 3 to the Notes to Consolidated Financial Statements) and further extended to September 30, 2010 pursuant to partial repayment terms related to the Patent Sale and License. If we fail to pay the principal and accrued interest within ten days after the maturity date, we will incur a late fee equal to 5% of such amounts.

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

In consideration for our November 2007 debt restructuring, we issued the Contingent Notes to Longview and Alpha in the aggregate principal amount of $1.0 million and $115,000, respectively, which Contingent Notes do not accrue interest, and in general, are not due and payable until September 30, 2010. The Contingent Notes will be discharged (and cancelled) in pro rata proportion to the amount that the total indebtedness owed to Longview and Alpha is repaid in full by September 30, 2010. If the total principal and accrued interest payable to Longview and Alpha on existing obligations is repaid in full, then the Contingent Notes will be cancelled in their entirety. The Contingent Notes are secured by substantially all of the assets of the Company. The reduction of our obligations to Longview and Alpha pursuant to the Optex Asset Sale, the Patent Sale and License and the exchange and cancellation of debt for the issuance of Series A-2 Preferred Stock has correspondingly reduced our potential obligations under the Contingent Notes to approximately $17,300 at September 27, 2009, which has not been recorded in our accounts due to its contingent nature.

Deferred Interest.  Pursuant to our November 2007 debt restructuring (see Note 3 to the Notes to Consolidated Financial Statements), all accrued interest on the Term Note, the Convertible Notes and the Promissory Note was deferred to a due date of December 30, 2009. In connection with the Patent Sale and License in March 2009, all accrued interest on the residual balance of the Convertible Notes and the Promissory Note was deferred to a due date of September 30, 2010. Deferred interest of approximately $1.8 million was extinguished as a result of the Optex Asset Sale and the Patent Sale and License. As a result of retirement of the principal balance and all accrued interest of the Notes in March 2009 and the reclassification of the $12,400 of accrued interest on the Promissory Note to a current obligation at September 27, 2009, deferred interest at September 27, 2009 was reduced to $0.

Capital Lease Obligations.  Our outstanding principal balance on our capital lease obligations of $11,200 at September 27, 2009 relate primarily to manufacturing and test equipment and are included as part of current liabilities within our consolidated balance sheet.

Operating Lease Obligations.  We have various operating leases covering equipment and facilities located at our facility in Costa Mesa, California.

Deferred Compensation.  We have a deferred compensation plan, the ESCP, for select key employees of the Company. Benefits payable under the ESCP are established on the basis of years of service with the Company, age at retirement and base salary, subject to a maximum benefits limitation of $137,000 per year for any individual. The ESCP is an unfunded plan. The recorded liability for future expense under the ESCP is determined based on expected lifetime of participants using Social Security mortality tables and discount rates comparable to that of rates of return on high quality investments providing yields in amount and timing equivalent to expected benefit payments. At the end of each fiscal year, we determine the assumed discount rate to be used to discount ESCP liability. We considered various sources in making this determination for fiscal 2009, including the Citigroup Pension Liability Index, which at September 30, 2009 was 5.54%. Based on this review, we used a 5.5% discount rate for determining the ESCP liability at September 27, 2009. There are presently two retired executives of the Company who are receiving benefits aggregating $184,700 per annum under the ESCP. Until September 2009, two current executives of the Company, John Carson, our Chief Executive Officer, and John Stuart, our Chief Financial Officer, were eligible for potential benefits aggregating $274,000 per annum upon their retirement. In September 2009, Messrs. Carson and Stuart voluntarily waived entitlement to potential benefits under the ESCP, resulting in a reduction of approximately $2.2 million in our ESCP liability at September 27, 2009. As of September 27, 2009, $1,242,300 has been accrued in the accompanying Consolidated Balance Sheet for the ESCP, of which amount $184,700 is a current liability we expect to pay during fiscal 2010.

Stock-Based Compensation

Aggregate stock-based compensation for fiscal 2009 and fiscal 2008 was $142,000 and $733,200, respectively, and was included in:

	Fiscal 2009	Fiscal 2008

Cost of contract research and development revenue	$40,800	$108,800
General and administrative expense	101,200	624,400

	$142,000	$733,200

All transactions in which goods or services are the consideration received for equity instruments issued to non-employees are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of any such equity instrument is the earliest to occur of (i) the date on which the third-party performance is complete, (ii) the date on which it is probable that performance will occur, or (iii) if different, the date on which the compensation has been earned by the non-employee. In fiscal 2009, we issued 300,000 shares of our common stock, valued at $120,000, to an investment banking firm for services rendered in connection with the Optex Asset Sale and our debt workout with Longview and Alpha, 15,000 shares of our common stock, valued at $5,500 to an investment banking firm for advisory services and 339,800 shares of our common stock, valued at $133,100, to a non-employee service provider.

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

For fiscal 2009, stock-based compensation included compensation costs attributable to such period for those options that were not fully vested upon adoption of ASC 718, Compensation — Stock Compensation, compensation costs for options and non-vested stock grants that were awarded during the period, prorated from the date of award to September 27, 2009, adjusted for estimated forfeitures and compensation costs for vested stock grants made during fiscal 2009. During fiscal 2009, options to purchase 122,000 shares of our common stock were granted and awards of 74,300 shares of nonvested stock, net of 2,300 shares forfeited, were made. During fiscal 2009, there were awards of 1,600 shares of vested stock granted to employees. We have estimated forfeitures to be 7%, which reduced stock-based compensation cost by $2,200 in fiscal 2009.

At September 27, 2009, the total compensation costs related to nonvested option awards not yet recognized was $3,600. The weighted-average remaining vesting period of nonvested options at September 27, 2009 was 0.4 years.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not required for a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data

The financial statements, together with the report thereon of Squar, Milner, Peterson, Miranda & Williamson, LLP dated December 22, 2009, as listed under Item 15, appear in a separate section of this report beginning on page F-1.

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

Changes to Internal Control over Financial Reporting.  In fiscal 2006, we hired a new Corporate Controller and a new Assistant Controller. We believe that the increasing experience of our staff in working with these enhanced resources and implementation of new procedures enabled by these resources have produced improvements to our internal controls over financial reporting subsequent to fiscal 2006. However, the extent of improvement in fiscal 2009 has been relatively modest, reflecting what we believe were significant improvements in prior periods. Notwithstanding such improvement to date, we believe that we will have to further strengthen our financial resources if we undertake the additional growth that we have stated that we seek or if we consummate further complex transactions. We cannot guarantee that our actions in the future will be sufficient to accommodate possible future growth or complex transactions, or that such actions will not prevent material weaknesses in our internal controls over financial reporting. Furthermore, we do not presently have the financial resources and infrastructure to address our future plans, which puts us at risk of future material weaknesses.

We have undertaken, and will continue to undertake, an effort for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. This effort, under the direction of senior management, includes the documentation, testing and review of our internal controls. During the course of these activities, we have identified other potential improvements to our internal controls over financial reporting, including some that we implemented in fiscal 2009 and some that we are currently evaluating for possible future implementation. We expect to continue documentation, testing and review of our internal controls on an on-going basis and may identify other control deficiencies, possibly including material weaknesses, and other potential improvements to our internal controls in the future. We cannot guarantee that we will remedy any potential material weaknesses that may be identified in the future, or that we will continue to be able to comply with Section 404 of the Sarbanes-Oxley Act.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined under Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with U.S. GAAP; providing reasonable assurance that our receipts and expenditures are made in accordance with authorizations of our management and directors; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Furthermore, management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, not matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of September 27, 2009 to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external reporting purposes in accordance with U.S. GAAP.

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

Our current Chief Executive Officer, John C. Carson, and our current Senior Vice President and Chief Financial Officer, John J. Stuart, Jr., were previously eligible for lifetime benefits of $137,000 per annum each upon their retirement under our Executive Salary Continuation Plan. However, Messrs. Carson and Stuart voluntarily permanently waived their entitlement to such benefits in September 2009. As a result of this action, we recorded a gain for reduction in pension liability of $2,442,900 in fiscal 2009.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

(a) Identification of Directors.

The information under the captions “Proposal One:  Election of Directors” and “Corporate Governance, Board Composition and Board Committees,” appearing in our proxy statement for our 2010 annual meeting of stockholders, is hereby incorporated by reference.

(b) Identification of Executive Officers and Certain Significant Employees.

The information under the caption “Executive Officers,” appearing in our proxy statement for our 2010 annual meeting of stockholders, is hereby incorporated by reference.

(c) Compliance with Section 16(a) of the Exchange Act.

The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” appearing in our proxy statement for our 2010 annual meeting of stockholders, is hereby incorporated by reference.

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

(e) Corporate Governance.

The information under the caption “Corporate Governance, Board Composition and Board Committees”, appearing in our proxy statement for our 2010 annual meeting of stockholders, is hereby incorporated by reference.

Item 11.	Executive Compensation

The information under the caption “Compensation Disclosure and Analysis,” appearing in our proxy statement for our 2010 annual meeting of stockholders, is hereby incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the captions “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Securities Authorized for Issuance Under Equity Compensation Plans,” appearing in our proxy statement for our 2010 annual meeting of stockholders, is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

(a) Certain Relationships and Related Transactions

The information under the caption “Certain Relationships and Related Person Transactions” appearing in our proxy statement for our 2010 annual meeting of stockholders, is hereby incorporated by reference.

(b) Director Independence

The information under the captions “Proposal One:  Election of Directors” and “Corporate Governance, Board Composition and Board Committees,” appearing in our proxy statement for our 2010 annual meeting of stockholders, is hereby incorporated by reference.

Item 14.	Principal Accounting Fees and Services

The information under the caption “Principal Accountant Fees and Services,” and “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors,” appearing in our proxy statement for our 2010 annual meeting of stockholders, is hereby incorporated by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	(1) Financial Statements

See Index to Consolidated Financial Statements on page F-1

(2)	Financial Statement Schedules:

All schedules have been omitted because they are not applicable, not required for a smaller reporting company, or the information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits

The following is a list of the exhibits encompassed in this Annual Report on Form 10-K:

Exhibit
Number	Exhibit Description

2.1	Stock Purchase Agreement dated December 30, 2005 by and among the Company, Timothy Looney and Optex Systems, Inc.(1)
2.2	Amendment to Stock Purchase Agreement dated December 29, 2006 by and among the Company, Timothy Looney and Optex Systems, Inc.(2)
2.3	Amendment to Buyer Option Agreement dated December 29, 2006 by and between the Company and Timothy Looney(3)
2.4	Second Amendment to Stock Purchase Agreement dated January 17, 2007 by and among the Company, Timothy Looney and Optex Systems, Inc.(4)
3.1	Certificate of Incorporation of the Registrant, as amended and currently in effect(5)
3.2	By-laws, as amended and currently in effect(6)
3.3	Certificate of Elimination of the Series B Convertible Cumulative Preferred Stock, Series C Convertible Cumulative Preferred Stock, Series D Convertible Preferred Stock and Series E Convertible Preferred Stock(7)

Exhibit
Number		Exhibit Description

3.4		Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series A-1 10% Cumulative Convertible Preferred Stock(8)
3.5		Certificate of Amendment of Certificate of Incorporation to increase the authorized shares of the Corporation’s Common Stock and the authorized shares of the Corporation’s Preferred Stock(9)
3.6		Certificate of Amendment of Certificate of Incorporation to reclassify, change, and convert each ten (10) outstanding shares of the Corporation’s Common Stock into one(1) share of Common Stock(10)
3.7		Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series A-2 10% Cumulative Convertible Preferred Stock(11)
3.8		Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series B Convertible Preferred Stock(79)
10	.1*	2000 Non-Qualified Stock Option Plan(12)
10	.2*	2001 Stock Option Plan(13)
10	.3*	2001 Non-Qualified Stock Option Plan(14)
10	.4*	2001 Compensation Plan, as amended December 13, 2001(15)
10	.5*	2003 Stock Incentive Plan as amended March 1, 2005(16)
10	.6*	Deferred Compensation Plan(17)
10	.7*	Amended and Restated 2006 Omnibus Incentive Plan(18)
10	.8*	Executive Salary Continuation Plan, as amended and restated December 26, 2007(19)
10.9		Consulting Agreement by and among the Company, CTC Aero, LLC and Chris Toffales, as amended and restated December 30, 2005(20)
10.10		Form of Series 1 Warrant to Purchase Common Stock and schedule of omitted material details thereto(20)
10.11		Form of Series 2 Warrant to Purchase Common Stock and schedule of omitted material details thereto(21)
10.12		Security Agreement dated December 30, 2005 between the Company and the Purchasers listed on the signature pages thereto(22)
10.13		Form of Indemnification Agreement between the Registrant and its directors and officers(23)
10.14		Lease Agreement for premises at 3001 Red Hill Avenue, Bldg. 3, Costa Mesa, California, renewal effective October 1, 2008(24)
10.15		Lease Agreement for premises at 3001 Red Hill Avenue, Bldg. 4, Costa Mesa, California, renewal effective October 1, 2008(25)
10.16		Amendment to Escrow Agreement dated December 29, 2006 by and among the Company, Optex and Wells Fargo Bank, N.A.(26)
10.17		Term Loan and Security Agreement dated December 29, 2006 by and between the Company and the Investors listed on the signature pages thereto(27)
10.18		Intellectual Property Security Agreement dated December 29, 2006 between the Company and the Investors(28)
10.19		Subscription Agreement dated December 29, 2006 by and among the Company and the Investors listed on the signature pages thereto(29)
10.20		Registration Rights Agreement dated December 29, 2006 by and among the Company and the Investors listed on the signature pages thereto(30)
10.21		Class A Warrant to Purchase Common Stock dated December 29, 2006 issued by the Company to Longview Fund, LP(31)
10.22		Class A Warrant to Purchase Common Stock dated December 29, 2006 issued by the Company to Alpha Capital Anstalt(32)
10.23		Unsecured Subordinated Promissory Note dated December 29, 2006 issued by the Company to Timothy Looney(33)
10.24		Assignment, dated December 29, 2006, of Series 1 and Series 2 Senior Subordinated Secured Convertible Notes dated December 30, 2005 between the Company and the Investors (the “Assignment Agreement”)(34)

Exhibit
Number		Exhibit Description

10.25		Addendum to Assignment Agreement dated December 29, 2006, between Pequot and the Investors(35)
10.26		Settlement Agreement and Mutual Release dated December 29, 2006 between the Company and Pequot(36)
10.27		Letter Agreement dated December 28, 2006 between the Company and Pequot(37)
10	.28*	Form of Stock Appreciation Rights Agreement (Stock Settled) under the Company’s 2006 Omnibus Incentive Plan(38)
10	.29*	Form of Non-Incentive Stock Option Agreement under the Company’s 2006 Omnibus Incentive Plan(39)
10	.30*	Form of Incentive Stock Option Agreement under the Company’s 2006 Omnibus Incentive Plan(40)
10	.31*	Form of Restricted Stock Unit Agreement under the Company’s 2006 Omnibus Incentive Plan(41)
10	.32*	Form of Restricted Stock Award Agreement under the Company’s 2006 Omnibus Incentive Plan(42)
10.33		Loan Agreement dated July 19, 2007 by and between the Company and Longview Fund, L.P.(43)
10.34		Secured Promissory Note dated July 19, 2007 issued by the Company and Longview Fund, L.P.(44)
10.35		Omnibus Security Interest Acknowledgement dated July 19, 2007 by and among the Company, Optex Systems, Inc., and Longview Fund, L.P.(45)
10.36		Collateral Agent Agreement dated July 19, 2007 by and among, the Company, Optex Systems, Inc., Longview Fund, L.P., Alpha Capital Anstalt and S. Michael Rudolph(46)
10.37		Class B Warrant dated August 15, 2007 issued by the Company to Longview Fund, L.P.(47)
10.38		Registration Rights Purchase Agreement dated November 28, 2007 among the Company, Longview, Alpha Capital Anstalt, Jolie G. Kahn and Barbara Mittman(48)
10.39		September 2007 Amendment of July 2007 Secured Promissory Note effective September 30, 2007 between the Company and Longview(49)
10.40		Secured Promissory Note (Restructuring) dated November 28, 2007 issuable to Longview, together with restructuring letter agreement dated November 28, 2007(50)
10.41		Secured Promissory Note (Restructuring) dated November 28, 2007 issuable to Alpha, together with restructuring letter agreement dated November 28, 2007(51)
10.42		Contingent Secured Promissory Note (Buyout) dated November 28, 2007 issuable to Longview Fund, L.P.(52)
10.43		Contingent Secured Promissory Note (Buyout) dated November 28, 2007 issuable to Alpha Capital Anstalt(53)
10.44		Consulting Termination Agreement and Release dated December 28, 2007 between the Company and Christos Michael Toffales and CTC Aero, LLC(54)
10.45		Subscription Agreement dated April 14, 2008 by and among the Company, Longview Fund, LP and Alpha Capital Anstalt(55)
10.46		Voting Agreement dated April 14, 2008 by and among the Company and its officers and directors(56)
10.47		Binding Debt Exchange Letter of Intent by and among the Company, Longview Fund, LP and Alpha Capital Anstalt(57)
10	.48*	Form of Incentive Stock Option Agreement under the Company’s 2006 Omnibus Incentive Plan(58)
10	.49*	Form of Non-Incentive Stock Option Agreement under the Company’s 2006 Omnibus Incentive Plan(59)
10	.50*	Form of Stock Appreciation Rights Agreement (Stock Settled) under the Company’s 2006 Omnibus Incentive Plan(60)
10	.51*	Irvine Sensors Corporation Deferred Compensation Plan, as amended and restated June 6, 2008, effective January 1, 2005(61)
10.52		Memorandum of Understanding for Settlement and Debt Conversion Agreement among the Company, Optex and the Lenders dated September 19, 2008(62)
10.53		Form of Subscription Agreement for Secured Promissory Notes for Private Placement(63)
10.54		Form of Secured Promissory Note for Private Placement(64)
10.55		Security Agreement for Private Placement(65)

Exhibit
Number		Exhibit Description

10.56		Collateral Agent Agreement for Private Placement(66)
10.575		Intercreditor Agreement for Private Placement(67)
10.58		Warrant to Purchase Common Stock dated February 4, 2008 issued to Maxim Partners LLC(68)
10.59		Form of Subscription Agreement for Secured Promissory Notes for Private Placement(69)
10.60		Form of Secured Promissory Note for Private Placement(70)
10.61		Form of Warrant to Purchase Common Stock issued to J.P. Turner & Company, LLC pursuant to Private Placement(71)
10	.62†	Patent Purchase Agreement as amended March 18, 2009 by and between the Company and Aprolase Development Co., LLC(72)
10.63		Lien Release Agreement dated March 18, 2009 and Release of Security Interest by and among the Company, Longview Fund, LP and Alpha Capital Anstalt(73)
10.64		Form of Lien Release Agreement dated March 18, 2009 and Release of Security Interest by and among the Company and the Bridge Investors(74)
10.65		Subscription Agreement dated March 18, 2009 by and among the Company, Longview Fund, LP and Alpha Capital Anstalt(75)
10	.66†	Patent License Agreement dated as of March 18, 2009 by and between the Company and Aprolase Development Co., LLC(76)
10.67		Financing Agreement dated June 16, 2009 between the Company and Summit Financial Resources, L.P.(77)
10.68		Intercreditor Agreement dated June 16, 2009 by and among Summit Financial Resources, L.P., Longview Fund, L.P., Alpha Capital Anstalt, Michael S. Rudolph as collateral agent and the Company.(78)
10.69		Form of Subscription Agreement dated September 30, 2009 for Private Placement of Preferred Stock Units and schedule of omitted material details thereto.
10.70		Form of Warrant dated September 30, 2009 for Private Placement of Preferred Stock Units and schedule of omitted material details thereto.
10.71		Warrant to Purchase Common Stock dated October 14, 2009 issued to a financial advisory and investment banking firm
10.72		Waiver by John C. Carson and John J. Stuart, Jr. of entitlement to benefits under Executive Salary Continuation Plan
21.1		Subsidiaries of the Registrant
23.1		Consent of Squar, Milner, Peterson, Miranda & Williamson, LLP, Independent Registered Public Accounting Firm
23.2		Consent of Grant Thornton, LLP, Independent Registered Public Accounting Firm
31.1		Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
99.1		Amended Notice of the Occurrence of an Event of Default and Acceleration from Optex-Delaware dated October 13, 2008(93)
99.2		Notice from Timothy Looney dated October 17, 2008(94)

(1)	Incorporated by reference to Exhibit 2.1 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(2)	Incorporated by reference to Exhibit 2.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(3)	Incorporated by reference to Exhibit 2.2 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(4)	Incorporated by reference to Exhibit 2.5 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2006.

(5)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003.

(6)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on September 21, 2007.

(7)	Incorporated by reference to Exhibit 3.3 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on April 18, 2008.

(8)	Incorporated by reference to Exhibit 3.4 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on April 18, 2008.

(9)	Incorporated by reference to Exhibit 3.5 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on August 27, 2008.

(10)	Incorporated by reference to Exhibit 3.6 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on August 27, 2008.

(11)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on March 24, 2009.

(12)	Incorporated by reference to Exhibit 10.5 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2002.

(13)	Incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement for the March 7, 2001 Annual Meeting of Stockholders, filed February 9, 2001.

(14)	Incorporated by reference to Exhibit 99 filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-102284), filed December 31, 2002.

(15)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-76756), filed January 15, 2002.

(16)	Incorporated by reference to Exhibit 99 filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-124868), filed May 12, 2005.

(17)	Incorporated by reference to Exhibit 10.9 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 2004.

(18)	Incorporated by reference to Exhibit 10.13 filed with the Registrant’s Quarterly Report on Form 10-Q as filed with the SEC on May 13, 2009.

(19)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Current Report on Form 8-K filed December 31, 2007.

(20)	Incorporated by reference to Exhibit 10.9 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(21)	Incorporated by reference to Exhibit 10.10 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(22)	Incorporated by reference to Exhibit 10.14 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2006.

(23)	Incorporated by reference to Exhibit 10.9 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2000.

(24)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 24, 2008.

(25)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 24, 2008.

(26)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(27)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(28)	Incorporated by reference to Exhibit 10.5 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(29)	Incorporated by reference to Exhibit 10.9 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(30)	Incorporated by reference to Exhibit 10.10 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(31)	Incorporated by reference to Exhibit 10.11 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(32)	Incorporated by reference to Exhibit 10.12 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(33)	Incorporated by reference to Exhibit 10.13 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(34)	Incorporated by reference to Exhibit 10.14 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(35)	Incorporated by reference to Exhibit 10.15 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(36)	Incorporated by reference to Exhibit 10.16 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(37)	Incorporated by reference to Exhibit 10.17 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(38)	Incorporated by reference to Exhibit 10.59 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2007.

(39)	Incorporated by reference to Exhibit 10.60 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2007.

(40)	Incorporated by reference to Exhibit 10.61 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2007.

(41)	Incorporated by reference to Exhibit 10.62 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2007.

(42)	Incorporated by reference to Exhibit 10.63 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2007.

(43)	Incorporated by reference to Exhibit 10.65 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on July 25, 2007.

(44)	Incorporated by reference to Exhibit 10.66 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on July 25, 2007.

(45)	Incorporated by reference to Exhibit 10.67 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on July 25, 2007.

(46)	Incorporated by reference to Exhibit 10.70 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on July 25, 2007.

(47)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on August 17, 2007.

(48)	Incorporated by reference to Exhibit 10.74 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on November 30, 2007.

(49)	Incorporated by reference to Exhibit 10.75 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on November 30, 2007.

(50)	Incorporated by reference to Exhibit 10.79 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on November 30, 2007.

(51)	Incorporated by reference to Exhibit 10.80 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on November 30, 2007.

(52)	Incorporated by reference to Exhibit 10.81 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on November 30, 2007.

(53)	Incorporated by reference to Exhibit 10.82 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on November 30, 2007.

(54)	Incorporated by reference to Exhibit 10.70 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

(55)	Incorporated by reference to Exhibit 10.71 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on April 18, 2008.

(56)	Incorporated by reference to Exhibit 10.72 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on April 18, 2008.

(57)	Incorporated by reference to Exhibit 10.73 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on April 18, 2008.

(58)	Incorporated by reference to Exhibit 10.15 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2008.

(59)	Incorporated by reference to Exhibit 10.16 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2008.

(60)	Incorporated by reference to Exhibit 10.17 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2008.

(61)	Incorporated by reference to Exhibit 10.18 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2008.

(62)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 8-K as filed with the SEC on September 22, 2008.

(63)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 16, 2008.

(64)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 16, 2008.

(65)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 16, 2008.

(66)	Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 16, 2008.

(67)	Incorporated by reference to Exhibit 10.5 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 16, 2008.

(68)	Incorporated by reference to Exhibit 10.15 filed with the Registrant’s Quarterly Report on Form 10-Q as filed with the SEC on May 15, 2008.

(69)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 16, 2008 and Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on February 9, 2009.

(70)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 16, 2008 and Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on February 9, 2009.

(71)	Incorporated by reference to Exhibit 10.6 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 9, 2009.

(72)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on March 24, 2009.

(73)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on March 24, 2009.

(74)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on March 24, 2009.

(75)	Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on March 24, 2009.

(76)	Incorporated by reference to Exhibit 10.12 filed with the Registrant’s Quarterly Report on Form 10-Q as filed with the SEC on May 13, 2009.

(77)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 22, 2009.

(78)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 22, 2009.

(79)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 1, 2009.

(80)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on October 17, 2008.

(81)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on October 23, 2008.

*	Denotes management contract or compensatory plan or arrangement

†	Confidential treatment was previously requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions were omitted from this exhibit and filed separately with the Securities and Exchange Commission

(b)	Exhibits

The exhibits filed as part of this report are listed in Item 15(a)(3) of this Form 10-K.

(c)	Financial Statement Schedules

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
Dated: December 22, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ John C. Carson	/s/ John J. Stuart, Jr.
John C. Carson Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer) Dated: December 22, 2009	John J. Stuart, Jr. Chief Financial Officer and Secretary (Principal Financial and Chief Accounting Officer) Dated: December 22, 2009

/s/ Marc Dumont	/s/ Thomas M. Kelly
Marc Dumont, Director Dated: December 22, 2009	Thomas M. Kelly, Director Dated: December 22, 2009

/s/ Jack Johnson	/s/ Frank Ragano
Jack Johnson, Director Dated: December 22, 2009	Frank Ragano, Director Dated: December 22, 2009

/s/ Robert G. Richards
Robert G. Richards, Director Dated December 22, 2009

IRVINE SENSORS CORPORATION

Irvine Sensors Corporation

Consolidated Balance Sheets

	September 27, 2009	September 28, 2008

Assets
Current assets:
Cash and cash equivalents	$125,700	$638,600
Restricted cash	—	41,700
Accounts receivable, net of allowance for doubtful accounts of $15,000 and $15,000, respectively	1,396,300	662,400
Unbilled revenues on uncompleted contracts, net of allowance of $0 and $18,400, respectively	885,300	1,279,700
Inventory, net	441,100	1,126,900
Prepaid expenses and other current assets	53,200	64,800
Current assets of discontinued operations	—	7,494,700

Total current assets	2,901,600	11,308,800
Property and equipment, net	2,845,200	4,328,300
Intangible assets, net	67,300	1,005,500
Deferred costs	—	260,100
Deposits	37,500	101,000
Non-current assets of discontinued operations	—	5,880,300

Total assets	$5,851,600	$22,884,000

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,427,100	$4,047,100
Accrued expenses	3,730,800	4,595,200
Accrued estimated loss on contracts	—	144,500
Advance billings on uncompleted contracts	249,600	21,900
Advances against accounts receivable	985,800	—
Deferred revenue	180,000	385,000
Income taxes payable	—	14,400
Restructured debt, net of discounts	188,400	11,788,800
Promissory note payable — related party	400,000	400,000
Subordinated term loan — related party	—	2,000,000
Capital lease obligations — current portion	11,200	29,100
Current liabilities of discontinued operations	—	4,009,600

Total current liabilities	9,172,900	27,435,600
Executive Salary Continuation Plan liability	1,057,600	3,484,800
Capital lease obligations, less current portion	—	11,200
Minority interest in consolidated subsidiaries	324,400	411,600

Total liabilities	10,554,900	31,343,200

Commitments and contingencies (Note 14)
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value, 1,000,000 and 500,000 shares authorized, respectively; 124,900 and 126,000 shares issued and outstanding, respectively(1); liquidation preference of $4,629,700 and $3,956,800 respectively	1,200	1,300
Common stock, $0.01 par value, 150,000,000 and 80,000,000 shares authorized, respectively; 9,694,500 and 3,557,200 shares issued and outstanding, respectively(1)	96,900	35,600
Deferred stock-based compensation	—	(183,200)
Common stock held by Rabbi Trust	(1,169,600)	(1,214,100)
Deferred compensation liability	1,169,600	1,214,100
Paid-in capital	162,497,700	159,901,000
Accumulated deficit	(167,299,100)	(168,213,900)

Total stockholders’ (deficit) equity	(4,703,300)	(8,459,200)

	$5,851,600	$22,884,000

(1)	The number of shares of preferred stock and common stock issued and outstanding have been rounded to nearest one hundred (100).

See Accompanying Notes to Consolidated Financial Statements

Irvine Sensors Corporation

Consolidated Statements of Operations

	Fiscal Years Ended
	September 27, 2009	September 28, 2008

Revenues:
Contract research and development revenue	$10,003,500	$14,157,900
Product sales	1,515,900	2,489,100
Other revenue	16,800	30,000

Total revenues	11,536,200	16,677,000

Cost and expenses:
Cost of contract research and development revenue	8,467,800	11,339,000
Cost of product sales	1,494,400	1,885,600
General and administrative expense	9,561,700	8,932,400
Research and development expense	2,266,700	1,512,500

Total costs and expenses	21,790,600	23,669,500
Gain on sale or disposal of assets	8,640,800	315,600

Loss from operations	(1,613,600)	(6,676,900)
Interest expense	(1,635,500)	(6,100,200)
Provision for litigation judgment	(834,300)	—
Gain on elimination of consolidated debt	2,539,200	—
Gain from reduction in pension liability	2,442,900	—
Interest and other income	31,200	2,400

Income (loss) from continuing operations before minority interest and provision for income taxes	929,900	(12,774,700)
Minority interest in loss of subsidiaries	100	200
Provision for income taxes	(73,600)	(25,500)

Income (loss) from continuing operations	856,400	(12,800,000)
Discontinued operations:
Income (loss) from operations of discontinued operations, net of tax	58,400	(1,158,900)
Loss on disposal of discontinued operations	—	(7,600,000)

Income (loss) from discontinued operations	58,400	(8,758,900)

Net income (loss)	$914,800	$(21,558,900)

Basic net income (loss) per common share information:
From continuing operations	$0.06	$(4.35)
From discontinued operations	0.01	(2.94)

Basic net income (loss) per common share	$0.07	$(7.29)

Diluted net income (loss) per common share information
From continuing operations	$0.05	$(4.35)
From discontinued operations	0.00	(2.94)

Diluted net income (loss) per common share	$0.05	$(7.29)

Basic weighted average number of common shares outstanding	6,730,500	2,980,100

Diluted weighted average number of common shares outstanding	16,735,900	2,980,100

See Accompanying Notes to Consolidated Financial Statements

Irvine Sensors Corporation

Consolidated Statement of Stockholders’ Equity (Deficit)

									Total
	Preferred Stock		Common Stock		Common Stock	Prepaid			Stockholders’
	Shares Issued(1)		Shares Issued(1)		Warrants Issued(1)	Stock-Based	Paid-in	Accumulated	Equity
	Number	Amount	Number	Amount	Number	Compensation	Capital	Deficit	(Deficit)

Balance at October 1, 2007	—	$—	2,684,300	$26,800	614,500	$—	$151,105,500	$(146,655,000)	$4,477,300
Common stock issued to employee retirement plans	—	—	522,300	5,300	—	(1,499,000)	1,606,600	—	112,900
Common stock and warrants issued to pay operating expenses	—	—	162,100	1,600	50,000	—	1,444,500	—	1,446,100
Stock-based compensation expense — vested stock	—	—	41,800	400	—	—	234,500	—	234,900
Common stock options exercised	—	—	53,200	500	—	—	830,500	—	831,000
Additional common stock warrants issued under anti-dilution provisions	—	—	—	—	71,700	—	—	—	—
Common stock warrants expired	—	—	—	—	(18,300)	—	—	—	—
Preferred stock issued to pay interest	39,600	400	—	—	—	—	1,188,100	—	1,188,500
Preferred stock issued to retire debt	93,700	900	—	—	—	—	2,810,600	—	2,811,500
Common stock issued upon conversion of preferred stock	(7,300)	—	73,300	800	—	—	(800)	—	—
Stock-based compensation expense — options	—	—	—	—	—	—	251,200	—	251,200
Amortization of deferred stock-based compensation	—	—	—	—	—	—	247,300	—	247,300
Issuance of nonvested stock, net	—	—	20,200	200	—	—	(200)	—	—
Amortization of employee retirement plan contributions	—	—	—	—	—	1,499,000	—	—	1,499,000
Net loss	—	—	—	—	—	—	—	(21,558,900)	(21,558,900)

Balance at September 28, 2008	126,000	1,300	3,557,200	35,600	717,900	—	159,717,800	(168,213,900)	(8,459,200)
Common stock issued to employee retirement plans	—	—	1,785,700	17,900	—	(750,000)	732,100	—	—
Common stock issued to pay operating expenses	—	—	339,800	3,400	—	—	129,700	—	133,100
Common stock issued to investment banking firm	—	—	315,000	3,100	—	—	122,400	—	125,500
Common stock issued to purchasers of debt	—	—	575,600	5,800	—	—	244,200	—	250,000
Stock-based compensation expense — vested stock	—	—	1,600	—	—	—	600	—	600
Common stock warrants issued to investment banking firm	—	—	—	—	299,300	—	92,100	—	92,100
Additional common stock warrants issued under anti-dilution provisions	—	—	—	—	504,000	—	—	—	—
Common stock warrants expired	—	—	—	—	(59,900)	—	—	—	—
Stock-based compensation expense — options	—	—	—	—	—	—	27,900	—	27,900
Preferred stock issued to retire debt	25,000	300	—	—	—	—	999,700	—	1,000,000
Common stock issued upon conversion of preferred stock	(26,100)	(400)	1,956,300	19,600	—	—	(19,200)	—	—
Common stock issued to convert debt	—	—	1,089,000	10,800	—	—	337,600	—	348,400
Amortization of deferred stock-based compensation	—	—	—	—	—	—	113,500	—	113,500
Issuance of nonvested stock, net	—	—	74,300	700	—	—	(700)	—	—
Amortization of employee retirement plan contributions	—	—	—	—	—	750,000	—	—	750,000
Net income	—	—	—	—	—	—	—	914,800	914,800

Balance at September 27, 2009	124,900	$1,200	9,694,500	$96,900	1,461,300	$—	$162,497,700	$(167,299,100)	$(4,703,300)

(1)	Amounts of preferred stock, common stock and warrants issued have been rounded to nearest one hundred (100).

See Accompanying Notes to Consolidated Financial Statements

Irvine Sensors Corporation

Consolidated Statements of Cash Flows

	Fiscal Years Ended
	September 27, 2009		September 28, 2008

Cash flows from operating activities:
Net income (loss)		$914,800		$(21,558,900)
Add back loss (income) from discontinued operations		(58,400)		8,758,900

Income (loss) from continuing operations		856,400		(12,800,000)
Adjustments to reconcile income (loss) from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	$1,762,900		$2,113,000
Provision for allowance for inventory valuation	402,100		—
Non-cash interest expense	829,200		4,058,100
Non-cash gain on elimination of consolidated debt	(2,539,200)		—
Non-cash employee retirement plan contributions	750,000		1,499,000
Gain on sale or disposal of assets	(8,640,800)		(315,600)
Minority interest in net loss of subsidiaries	(100)		(200)
Common stock and warrants issued to pay operating expenses	508,600		1,446,200
Stock-based compensation	141,900		733,200
Decrease (increase) in accounts receivable	(733,900)		908,600
Decrease in unbilled revenues on uncompleted contracts	394,400		9,600
(Increase) decrease in inventory	283,700		(228,000)
(Increase) decrease in prepaid expenses and other current assets	11,600		(7,800)
(Decrease) increase in other assets	63,500		(35,200)
Increase in accounts payable and accrued expenses	265,500		3,400,600
Decrease in accrued estimated loss on contracts	(144,500)		(55,600)
Decrease in income taxes payable	(51,600)		(17,000)
Decrease in Executive Salary Continuation Plan liability	(2,427,200)		(315,700)
Increase (decrease) in advance billings on uncompleted contracts	227,700		(356,200)
(Decrease) increase in deferred revenue	(205,000)		228,500

Total adjustments		(9,101,200)		13,065,500

Net cash (used in) provided by operating activities of continuing operations		(8,244,800)		265,500
Cash flows from investing activities:
Property and equipment expenditures	(90,400)		(881,200)
Gross proceeds from sale of fixed assets and intangibles	9,500,000		—
Transfer of fixed asset to contract expense	33,300		429,000
Acquisition and costs related to patents	(143,700)		(124,000)
Decrease (increase) in restricted cash	41,700		(2,100)

Net cash provided by (used in) investing activities		9,340,900		(578,300)
Cash flows from financing activities:
Principal payments of notes payable	(3,063,700)		—
Proceeds from secured promissory notes	1,000,000		—
Debt issuance costs paid	(227,000)		—
Proceeds from options and warrants exercised	—		831,000
Proceeds from advances against accounts receivable	985,800		—
Principal payments of capital leases	(29,100)		(44,900)

Net cash (used in) provided by financing activities		(1,334,000)		786,100
Cash flows from discontinued operations:
Operating cash flows	(275,000)		(772,300)

Net cash used in discontinued operations		(275,000)		(772,300)

Net decrease in cash and cash equivalents		(512,900)		(299,000)
Cash and cash equivalents at beginning of period		638,600		937,600

Cash and cash equivalents at end of period		$125,700		$638,600

Non-cash investing and financing activities:
Noncash debt extinguishment resulting from Optex Asset Sale		$15,000,000		$—
Noncash debt conversion to common stock		$330,000		$—
Noncash interest conversion to common stock		$18,500		$—
Noncash debt conversion to preferred stock		$1,000,000		$2,811,500
Noncash interest conversion to preferred stock		$—		$1,188,500
Supplemental cash flow information:
Cash paid for interest		$340,000		$10,400
Cash paid for income taxes		$34,900		$3,200

See Accompanying Notes to Consolidated Financial Statements

Irvine Sensors Corporation

Notes to Consolidated Financial Statements

Note 1 —	Description of Business and Summary of Significant Accounting Policies

Description of Business

Irvine Sensors Corporation (“ISC”) and its subsidiaries (collectively, the “Company”) is a vision systems company enabled by technology for three-dimensional packaging of electronics and manufacturing of electro-optical products. The Company designs, develops, manufactures and sells vision systems, miniaturized electronic products and higher level systems incorporating such products for defense, security and commercial applications. The Company also performs customer-funded contract research and development related to these systems and products, mostly for U.S. government customers or prime contractors. Most of the Company’s historical business relates to application of its technologies for stacking either packaged or unpackaged semiconductors into more compact three-dimensional forms, which the Company believes offer volume, power, weight and operational advantages over competing packaging approaches, and which the Company believes allows it to offer higher level products with unique operational features.

On October 14, 2008, substantially all of the assets of Optex Systems, Inc. (“Optex”), a Texas corporation and a wholly-owned subsidiary of ISC, were sold pursuant to a UCC public foreclosure sale (the “Optex Asset Sale”). The Optex Asset Sale was completed as contemplated by a binding Memorandum of Understanding for Settlement and Debt Conversion Agreement dated September 19, 2008 (the “MOU”) between the Company and its senior lenders, Longview Fund, L.P. (“Longview”) and Alpha Capital Anstalt (“Alpha”). Longview and Alpha are sometimes collectively referred to as the “Lenders.” As agreed to in the MOU, Optex Systems, Inc., a Delaware corporation controlled by the Lenders (“Optex-Delaware”), credit bid $15 million in this UCC public foreclosure sale, and its offer was the winning bid. As a result, $15 million of the Company’s aggregate indebtedness to the Lenders was extinguished. All the Company’s financial statements and notes and schedules thereto give effect to this event and report Optex as a discontinued operation for both the current and prior fiscal periods. Optex filed a voluntary petition for relief under chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of California in September 2009 (the “Optex bankruptcy”). None of the Company’s subsidiaries accounted for more than 10% of the Company’s total assets at September 27, 2009 or had separate employees or facilities at such date. None of the Company’s subsidiaries accounted for more than 10% of the Company’s total assets at September 28, 2008 or had separate employees or facilities at such date except Optex.

Summary of Significant Accounting Policies

Consolidation.  The consolidated financial statements, except the balance sheet at September 27, 2009 (“fiscal 2009”), include the accounts of ISC and its subsidiaries, Optex, Novalog, Inc. (“Novalog’), MicroSensors, Inc. (“MSI”), RedHawk Vision Systems, Inc. (“RedHawk”), iNetWorks Corporation (“iNetWorks”). All significant intercompany transactions and balances have been eliminated in the consolidation. The accounts for Optex have been eliminated from the balance sheet at September 27, 2009 due to the bankruptcy of Optex in September 2009.

Reverse Stock Split.  On August 26, 2008, a 1-for-10 reverse split of the Company’s common stock approved by stockholders on July 30, 2008 became effective (the “2008 Reverse Stock Split”). All references in these financial statements and schedules to the number of shares of common stock of the Company, the related per share price and the basic and diluted loss per share give effect to this reverse split.

Fiscal Year.  The Company’s fiscal year ends on the Sunday nearest September 30. Fiscal 2009 ended on September 27, 2009 and included 52 weeks. Fiscal 2008 ended on September 28, 2008 and included 52 weeks. Fiscal 2010 will include 53 weeks and will end on October 3, 2010.

Subsequent Events.  The Company evaluates events that occur subsequent to the balance sheet date of periodic reports, but before financial statements are issued for periods ending on such balance sheet dates, for possible adjustment to such financial statements or other disclosure. This evaluation generally occurs through the date at which the Company’s financial statements are electronically prepared for filing with the SEC. For the financial statements as of and for the periods ended September 27, 2009, this date was December 22, 2009.

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

Use of Estimates.  The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Management prepares estimates for a number of factors, including stock-based compensation, deferred tax assets, inventory reserves and estimated costs to complete contracts. The Company believes its estimates of inventory reserves and estimated costs to complete contracts, as further discussed below, to be the most sensitive estimates impacting financial position and results of operations in the near term.

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

During fiscal 2009, the Company’s accrued estimated loss on contracts decreased $144,500, from $144,500 to $0. This decrease reflects a change in the Company’s estimate (excluding contingencies), which management believes reflects ETCs for contracts in progress based on their completion status at September 27, 2009 and current and future technical requirements under the program contracts.

Revenues.  The Company derives revenue from contract research and development, as well as from product sales. Revenues derived from contracts to develop prototypes and provide research, development, design, testing and evaluation of complex detection and control defense systems were the principal contributor to total revenues in fiscal 2009 and fiscal 2008. The Company’s research and development contracts are usually cost reimbursement plus fixed fee, fixed price level of effort or occasionally firm fixed price. The Company’s cost reimbursement plus fixed fee research and development contracts require the Company’s good faith performance of a statement of work within overall budgetary constraints, but with latitude as to resources utilized. The Company’s fixed price level of

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

effort research and development contracts require the Company to deliver a specified number of labor hours in the performance of a statement of work. The Company’s firm fixed price research and development contracts require the Company to deliver specified items of work independent of resources utilized to achieve the required deliverables. Revenues for all types of research and development contracts are recognized as costs are incurred and include applicable fees or profits primarily in the proportion that costs incurred bear to estimated final costs. Costs and estimated earnings in excess of billings under government research and development contracts are accounted for as unbilled revenues on uncompleted contracts, stated at estimated realizable value and are expected to be realized in cash within one year.

United States government research and development contract costs, including indirect costs, are subject to audit and adjustment from time to time by negotiations between the Company and government representatives. The government has approved the Company’s indirect contract costs through the 53 weeks ended October 3, 2004 (“fiscal 2004”) but has not yet scheduled audits of the Company’s indirect contract costs for the 52 weeks ended October 2, 2005 (“fiscal 2005”), the 52 weeks ended October 1, 2006 (“fiscal 2006”), the 52 weeks ended September 30, 2007 (“fiscal 2007”), fiscal 2008 and fiscal 2009. Research and development contract revenues have been recorded in amounts that are expected to be realized upon final determination of allowable direct and indirect costs for the affected contracts.

Revenues derived from product sales in fiscal 2009 and fiscal 2008 were primarily the result of shipments of stacked chip products, largely memory stacks, and sales of the Company’s miniaturized camera products, including both infrared viewers and visible spectrum cameras. Production orders for the Company’s products are generally priced in accordance with established price lists. Memory stack products and visible spectrum cameras are primarily shipped to original equipment manufacturers (“OEMs”). Infrared viewers are both subsystem and system level products for shipment to either OEMs or to end user customers, initially for military applications. Revenues are recorded when products are shipped, provided that the following conditions are met:

•	there are no unfulfilled contingencies associated with the sale;

•	the Company has a sales contract or purchase order with the customer; and

•	the Company is reasonably assured that the sales price can be collected.

The absence of any of these conditions, including the lack of shipment, would cause revenue recognition to be deferred. Terms are Freight on Board (“FOB”) shipping point.

The Company’s products have largely been shipped for developmental and qualification use or have not been sold under formal warranty terms. The Company does not offer contractual price protection on any of its products. Accordingly, the Company does not presently maintain any reserves for returns under warranty or post-shipment price adjustments.

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

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

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

Accounting for Stock-Based Compensation.  The Company accounts for stock-based compensation under Accounting Standards Codification (“ASC”) 718, Compensation — Stock Compensation, which requires the fair value of all option grants or stock issuances made to employees or directors on or after the beginning of fiscal 2006, as well as a portion of the fair value of each option and stock grant made to employees or directors prior to that date which represents the nonvested portion of these share-based awards as of such implementation date, to be recognized as an expense. These amounts are expensed over the respective vesting periods of each award using the straight-line attribution method. The Company calculates stock option-based compensation by estimating the fair value of each option as of its date of grant using the Black-Scholes option pricing model.

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

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

During fiscal 2009 and fiscal 2008, the Company granted options to purchase 122,000 and 126,000 shares of its common stock, respectively. The following assumptions were used for the valuation of the grants in fiscal 2009 and fiscal 2008.

	Fiscal 2009	Fiscal 2008

Risk free interest rate	1.93% - 4.00%	4.04% - 4.37%
Expected life	2.5 - 4.0 years	5.6 - 6.0 years
Expected volatility	84.6% - 89.4%	80.1% - 80.7%
Expected dividend yield	None	None

Expected life of options granted is computed using the mid-point between the vesting period and contractual life of the options granted (the “simplified method”). Expected volatilities are based on the historical volatility of the Company’s stock price and other factors.

Cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as financing cash flows. There are no tax benefits resulting from the exercise of stock options for fiscal 2009 and fiscal 2008.

The Company’s subsidiaries did not grant any options during fiscal 2009 or fiscal 2008.

The Company recognizes compensation expense on a straight-line basis over the vesting period of the option after consideration of the estimated forfeiture rate, which was 7% during fiscal 2009 and fiscal 2008. At September 27, 2009, the total compensation costs related to nonvested option awards not yet recognized was $3,600 and the weighted-average remaining vesting period of nonvested options at September 27, 2009 was 0.4 years. Such amounts do not include the cost of new options that may be granted in future periods or any changes in the Company’s forfeiture rate.

Accounting for Stock and Warrant-Based Operating Expense.  For stock and warrants issued to non-employees in exchange for services, the Company records expense based on the fair value of common stock and warrants issued to service providers at the date of such issuance or the fair value of the services received, whichever is more reliably measurable, and is recognized over the vesting period. In fiscal 2009, the Company issued 339,800 shares of common stock, valued at $133,100 to a non-employee service provider as operating expense. In fiscal 2009, the Company issued no warrants to non-employee service providers as operating expense, although warrants were issued to an investment banker in connection with a financing. (See Notes 4 and 7 and “Warrant Valuation and Beneficial Conversion Feature” below). The Company issued a vested warrant to purchase 50,000 unregistered shares of its common stock, valued at $230,000, to an investment banking firm as partial consideration for services during fiscal 2008. In fiscal 2008, the Company issued 162,100 shares of common stock, valued at $1,216,100, to non-employee service providers. (See Note 7).

Software Development and Purchased Software.  The Company capitalizes certain software costs incurred, either from internal or external sources, as part of intangible assets and amortizes these costs on a straight-line basis over the useful life of the software. Planning, training, support and maintenance costs incurred either prior to or following the implementation phase are recognized as expense in the period in which they occur. The Company evaluates the carrying values of capitalized software to determine if the carrying values are impaired, and, if necessary, the Company would recognize an impairment loss in the period in which the impairment occurred. At September 27, 2009, the Company had capitalized software of approximately $52,900, net of accumulated amortization of $2,341,700.

Goodwill and Other Intangible Assets.  Goodwill represents the cost of acquired businesses in excess of fair value of the related net assets at acquisition. The Company does not amortize goodwill, but tests it annually, as of the first day of its fourth fiscal quarter and between annual testing periods if circumstances warrant, for impairment using a fair value approach. As a result of the Optex Asset Sale and the discontinuation of Optex’s operations, the

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

Company determined that goodwill related to the Optex reporting unit had been impaired by approximately $7.2 million. Such impairment was recorded at September 28, 2008, and the impairment charge was presented in the loss on disposal of discontinued operations in the consolidated statements of operations for fiscal 2008. The remaining goodwill was reclassified into the non-current assets of discontinued operations at September 28, 2008 pending disposition pursuant to the Optex Asset Sale, which disposition occurred on October 14, 2008 pursuant to such sale. Therefore, as of September 27, 2009, there was no goodwill remaining on the books of the Company.

The Company amortizes the cost of other intangibles over their estimated useful lives unless such lives are deemed indefinite. When certain impairment indicators are present, amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows, appraised values or other market-based information. As a result of the Optex Asset Sale and the discontinuation of Optex’s operations, the Company reclassified identified amortizable intangible assets related to Optex, principally non-competition agreements and customer backlog, into the non-current assets of discontinued operations at September 28, 2008 pending disposition pursuant to the Optex Asset Sale, which disposition occurred on October 14, 2008 pursuant to such sale. Therefore, as of September 27, 2009, there were no amortizable intangible assets related to the Optex reporting unit remaining on the books of the Company. Intangible assets with indefinite lives are tested annually for impairment as of the first day of the Company’s fourth fiscal quarter and between annual periods if impairment indicators exist, and are written down to fair value as required. The Company’s other intangible assets with definite lives at September 27, 2009 and September 28, 2008 consisted principally of patents and trademarks related to the Company’s various technologies. In March 2009, the Company sold most of its patent assets for cash proceeds of $9.5 million and a worldwide, royalty-free license to use the sold patent assets (the “Patent Sale and License”). Capitalized costs include amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of patent and trademark applications. These assets are amortized on a straight-line method over the shorter of their useful or legal life, generally ten years.

Warrant Valuation and Beneficial Conversion Feature.  The Company calculates the fair value of warrants issued with debt using the Black Scholes valuation method. The total proceeds received in the sale of debt and related warrants is allocated among these financial instruments based on their relative fair values. The debt discount arising from assigning a portion of the total proceeds to the warrants issued is recognized as interest expense from the date of issuance to the earlier of the maturity date of the debt or the conversion dates using the effective yield method. Additionally, when issuing convertible debt, including convertible debt issued with detachable warrants, the Company tests for the existence of a beneficial conversion feature. The Company records the amount of any beneficial conversion feature (“BCF”), calculated in accordance with the accounting standards, whenever it issues convertible debt that has conversion features at fixed rates that are in the money using the effective per share conversion price when issued. The calculated amount of the BCF is accounted for as a contribution to additional paid-in capital and as a debt discount that is recognized as interest expense from the date of issuance to the earlier of the maturity date of the debt or the conversion dates using the effective yield method. The maximum amount of BCF that can be recognized is limited to the amount that will reduce the net carrying amount of the debt to zero.

Tangible Long-Lived Assets.  The Company frequently monitors events or changes in circumstances that could indicate that the carrying amount of tangible long-lived assets to be held and used may not be recoverable. The determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. When impairment is indicated for a tangible long-lived asset, the amount of impairment loss is the excess of net book value of the asset over its fair value. Tangible long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. At September 27, 2009, management believed no indications of impairment existed.

Income Taxes.  The Company provides for income taxes under the liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities as measured by the enacted tax rates which are expected to be in effect when these differences reverse. To the extent net deferred tax assets are not realizable on a more likely than not basis, a valuation allowance is provided against

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

such net deferred tax assets. In fiscal 2008, the Company adopted the accounting guidance as codified in ASC 740-10, Income Taxes — Uncertainty in Income Taxes (previously FASB Interpretation 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109, Interpretation 48), which establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in the Company’s financial statements. There was no impact on the Company’s consolidated financial statements with respect to the Company’s adoption of ASC 740-10. (See Note 16).

Basic and Diluted Net Income (Loss) per Share.  Basic net income (loss) per share is based upon the weighted average number of shares of common stock outstanding. Diluted net income (loss) per share is based on the assumption that options, warrants and other instruments convertible into common stock are included in the calculation of diluted net income (loss) per share, except when their effect would be anti-dilutive. For instruments in which consideration is to be received for exercise, such as options or warrants, dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of actual issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Cumulative dividends on the Company’s cumulative convertible preferred stock, although not declared, constitute a preferential claim against future dividends, if any, and are treated as an incremental decrease in net income from continuing operations or increase in net loss from continuing operations for purposes of determining basic net income (loss) from continuing operations per common share. Such preferred dividends, if dilutive, are added back to the net income or loss from continuing operations as it is assumed that the preferred shares were converted to common shares as of the beginning of the period for purposes of determining diluted net income (loss) from continuing operations per common share. (See Note 10).

Cash and Cash Equivalents.  For purposes of the Consolidated Financial Statements, the Company considers all demand deposits and certificates of deposit with original maturities of 90 days or less to be cash equivalents.

Fair Value of Financial Instruments.  Financial instruments include cash and cash equivalents, accounts receivable and payable, other current liabilities and long-term debt. The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable and payable and other current liabilities approximate fair value due to the short-term nature of these items. Because of the substantial initial debt discounts involved in the debt transactions discussed further in Note 3, management believes that it is not practicable to estimate the fair value of the remaining principal balance due under the Promissory Note at September 27, 2009 without incurring unreasonable costs. Furthermore, because of the scale of the discounts already recorded, management does not believe that an estimation of the fair value of the debt instruments would result in a materially different result than what the Company has already recorded. The fair value due of notes payable to related party are not determinable without unreasonable cost due to their related party nature.

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

Reclassifications.  Certain reclassifications have been made to the Company’s financial statements for fiscal 2008 to conform to the fiscal 2009 presentation.

Derivatives.  A derivative is an instrument whose value is “derived” from an underlying instrument or index such as a future, forward, swap, option contract, or other financial instrument with similar characteristics, including certain derivative instruments embedded in other contracts (“embedded derivatives”) and for hedging activities. As a matter of policy, the Company does not invest in separable financial derivatives or engage in hedging transactions. However, complex transactions that the Company entered into in order to originally finance the Initial Acquisition of Optex, and the subsequent restructuring of such debt transactions, involved financial instruments containing

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

certain features that have resulted in the instruments being deemed derivatives or containing embedded derivatives. The Company may engage in other similar complex debt transactions in the future, but not with the intention to enter into derivative instruments. Derivatives and embedded derivatives, if applicable, are measured at fair value and marked to market through earnings. However, such new and/or complex instruments may have immature or limited markets. As a result, the pricing models used for valuation often incorporate significant estimates and assumptions, which may impact the level of precision in the financial statements.

Recently Issued Accounting Pronouncements.  In June 2009, the FASB issued ASC SFAS No. 168, The FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles (a replacement of FASB Statement No. 162) (“SFAS 168”). ASC SFAS 168 establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative GAAP. The Codification does not create any new GAAP standards but incorporates existing accounting and reporting standards into a new topical structure. The Codification was effective for the Company July 1, 2009, and beginning with this report, a new referencing system will be used to identify authoritative accounting standards, replacing the existing references to SFAS, EITF, FSP, etc. Existing standards will be designated by their Accounting Standards Codification (“ASC”) topical reference and new standards will be designated as Accounting Standards Updates, with a year and assigned sequence number.

In December 2007, the FASB issued guidance as codified in ASC 805, Business Combinations (previously SFAS No. 141 (revised 2007), Business Combinations). ASC 805 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date. ASC 805 also requires shares issued in consideration for a business combination to be measured at fair value on the acquisition date, acquisition-related transaction costs to be expensed as incurred and establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. ASC SFAS 141R is effective for fiscal years beginning after December 15, 2008, which for the Company is fiscal 2010. The Company does not expect the adoption of ASC 805 will have a material impact on its consolidated financial statements.

In December 2007, the FASB issued guidance as codified in ASC 810-10, Consolidation — Noncontrolling Interests (previously SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statement — Amendments of ARB No. 51. ASC 810-10 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. ASC 810-10 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008, which for the Company is fiscal 2010. The adoption of ASC 810-10 will primarily result in the reclassification on the balance sheet of minority interests from liabilities to stockholders’ equity, and a reclassification on the statement of operations from income (loss) from operations to a separate deduction from net income attributable to the Company.

In May 2008, the FASB issued the final guidance as codified in ASC 470-20, Debt — Debt with Conversion and Other Options (previously Accounting Principles Bulletin (“APB”) No. 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement)), which requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. ASC 470-20 is effective for fiscal years beginning after December 15, 2008, which for the Company is fiscal 2010, and interim periods within those fiscal years and must be applied retrospectively to all periods presented, which for the Company would include the comparative quarterly presentations for fiscal 2009. Accordingly, commencing in fiscal 2010, the Company will present prior period comparative results reflecting the impact of ASC 470-20 if determined to apply to the Company at that time. The Company does not expect the adoption of ASC 470-20 to have a material impact on its consolidated financial statements.

In March 2008, the FASB issued guidance as codified in ASC 815-10, Derivatives and Hedging (previously SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

Statement 133). ASC 815-10 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under ASC 815-10 and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash. ASC 815-10 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of ASC 815-10 to have a material impact on its consolidated financial statements.

In June 2008, the FASB ratified guidance issued by the EITF as codified in ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity (previously EITF Issue No. 07-05, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock). ASC 815-10 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. ASC 815-40 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the ASC 815-10 scope exception. ASC 815-40 is effective for fiscal years beginning after December 15, 2008, which for the Company is fiscal 2010, and early adoption is not permitted. The Company has evaluated the impact of this pronouncement on its consolidated financial statements and has preliminarily determined that the Company will be required to reclassify certain warrants from equity to liabilities, which will result in a cumulative effect adjustment of approximately $99,500 effective September 28, 2009, the first day of fiscal 2010.

Note 2 —	Going Concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company generated significant net losses in fiscal years prior to fiscal 2009. In fiscal 2009, the Company generated net income of $914,800, but this was primarily attributable to the approximately $8.6 million of aggregate non-recurring gains realized by the Patent Sale and License and the substantial gains on the elimination of consolidated debt and reduction in pension liability.

Management believes that the Company’s losses in recent years have primarily resulted from a combination of insufficient contract research and development revenue to support the Company’s skilled and diverse technical staff believed to be necessary to support monetization of the Company’s technologies, amplified by the effects of discretionary investments to productize a variety of those technologies. The Company has not yet been successful in most of these product activities, nor has it been able to raise sufficient capital to fund the future development of many of these technologies. Accordingly, the Company has sharply curtailed the breadth of its product investments, and instead has focused on the potential growth of its chip stacking business, various miniaturized camera products and a system application incorporating such camera products. In addition, the initial acquisition of Optex in December 2005 and the ultimate discontinuation of Optex’s operations in October 2008 pursuant to the Optex Asset Sale contributed to increases in the Company’s consolidated net losses, rather than expected loss reductions, largely due to inadequate gross margins on Optex’s products and related consequential impacts.

As of September 27, 2009, the Company also had negative working capital and stockholders’ deficit of approximately $6.3 million and $4.7 million, respectively. The Company is also involved in on-going litigation related to Optex. (See Note 15). The outcome of litigation is inherently uncertain and the amount of obligations, if any, that the Company may ultimately be required to satisfy as a result of this ongoing litigation could vary substantially depending on such outcome. At September 27, 2009, the Company has recorded a provision of $834,300 for the initial jury trial verdict in the ongoing litigation. If the Company receives additional unfavorable outcomes in the ongoing litigation, there could be a material and adverse effect on the financial condition of the Company. In December 2009, the Company and Mr. Looney agreed engaged in voluntary mediation in an attempt to resolve this dispute. The outcome of this process was a tentative agreement between the parties regarding a possible settlement. However, the detailed terms of such a settlement have not yet been agreed upon, and there can be no

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

assurance that such agreement will be reached. Furthermore, elements of the proposed settlement would require certain third party consents, which the Company cannot guarantee can be obtained. (See Note 19). The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Management is focused on managing costs in line with estimated total revenues for fiscal 2010 and beyond, including contingencies for cost reductions if projected revenues are not fully realized. However, there can be no assurance that anticipated revenues will be realized or that the Company will successfully implement its plans. Accordingly, it is likely that the Company will need to raise additional funds to meet its continuing obligations.

The Company’s common stock has traded below the $1.00 per share minimum Nasdaq continued listing criterion for substantial periods of time recently. On September 15, 2009, the Company received a written notice from Nasdaq of its lack of compliance with this criterion and was given until March 15, 2010 to regain compliance. There can be no assurance that the Company will be able to comply with the minimum $1.00 per share trading rule and be able to maintain its listing on the Nasdaq Capital Market. Delisting from the Nasdaq Capital Market for any present or future noncompliance with Nasdaq’s listing requirements could significantly limit the Company’s ability to raise capital and adversely impact the price of the Company’s common stock. If the Company requires additional financing to meet its working capital needs, there can be no assurance that suitable financing will be available on acceptable terms, on a timely basis, or at all.

Note 3 —	Restructured Debt

The Company’s restructured debt was largely derived from its acquisition of Optex and related transactions, beginning in December 2005. In November 2007, the Company restructured all of its debt obligations with Longview and Alpha, its senior lenders, effective September 30, 2007. Pursuant to this restructuring, the maturity date of all principal and interest payment obligations under the Company’s Series 1 and Series 2 senior subordinated secured convertible notes (collectively the “Notes”) with the then aggregate principal balance of $8,445,000, the Company’s senior term notes (the “Term Notes”) with the then aggregate principal balance of $8,250,000, and the Company’s non-convertible promissory note initially due in January 2008 (the “Promissory Note”), with the then principal balance of $2,100,000, were extended to December 30, 2009. The stated interest rate payable on the Series 1 Notes increased to 10% per annum, compounding monthly. The interest rate on all of the other obligations to Longview and Alpha remained unchanged, except that interest compounds on a monthly basis. In March 2009, the maturity date of the remaining balance of the Series 1 Notes and the Promissory Note was further extended to September 30, 2010 pursuant to partial repayment terms related to the Patent Sale and License.

In consideration for the restructuring, the Company issued restructuring promissory notes (the “Restructuring Notes”) to Longview and Alpha in the aggregate principal amount of $1.0 million and $115,000, respectively, which Restructuring Notes did not accrue interest and, in general, were not due and payable until December 30, 2009. The Restructuring Notes were secured by substantially all of the assets of the Company and Optex, but the Restructuring Notes were extinguished in connection with the Optex Asset Sale.

As part of this restructuring, the Company also issued contingent promissory notes to Longview and Alpha in the aggregate principal amount of $1.0 million and $115,000, respectively (the “Contingent Notes”). In consideration for the Contingent Notes, the Company was relieved of its obligation to register with the SEC and any state regulatory body or agency, the resale of any of the Company’s securities held by Alpha, Longview, Jolie Kahn and Barbara Mittman (collectively, the “Investors”). The Investors waived (i) any event of default arising from the Company’s failure to register such securities for resale, and (ii) any liquidated damages for such failure that may have accrued or could accrue (as well as any default interest that may have accrued or could accrue on such damages).

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

The Contingent Notes are in substantially the same form as the Restructuring Notes; however, the Contingent Notes to Longview and Alpha will be discharged (and cancelled) in pro rata proportion to the amount the total indebtedness owed to each that is repaid in full by September 30, 2010. If the total principal and accrued interest payable to Longview and Alpha on existing obligations (excluding the Restructuring Notes) is repaid in full by September 30, 2010, then the Contingent Notes will be cancelled in their entirety. The Contingent Notes, to the extent not cancelled, will be due and payable on September 30, 2010, and do not accrue interest. The Contingent Notes are also secured by substantially all of the assets of the Company and Optex. The Company has not recorded the liability for the Contingent Notes as management expects to repay its obligations to Longview and Alpha. At September 27, 2009, all but $17,300 of the Contingent Notes have been discharged as a result of debt extinguishment pursuant to the Optex Asset Sale, repayment of debt from proceeds of the Patent Sale and License and exchange and cancellation of debt for the issuance of preferred stock.

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

Repayment of Debt From Proceeds of Patent Sale and License

In March 2009, approximately $79,700 of accrued and unpaid interest and approximately $2.1 million of principal balance under the Notes were paid by the Company from proceeds of the Patent Sale and License. In addition, in March 2009, approximately $23,700 of accrued and unpaid interest and approximately $260,500 of principal balance under the Promissory Note were paid by the Company from proceeds of the Patent Sale and License.

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

The Series 1 and Series 2 Notes, the Term Notes, the Promissory Note and the Restructuring Notes are collectively referred to as the “Restructured Debt.” Set forth below are the components of the Restructured Debt at September 27, 2009 and September 28, 2008:

	September 27, 2009	September 28, 2008

Series 1 Notes payable — principal plus interest at an initial stated rate of 10.0% per annum payable on September 30, 2010. (Since all payments on these notes will be accounted for as interest expense the effective interest rate of the notes is not calculable)	$7,445,500	$7,445,500
Less: Cumulative principal amount of Series 1 Notes payable converted to common stock	(230,000)	(230,000)
Less: Principal amount of Series 1 Notes payable cancelled pursuant to credit bid	(4,082,300)	—
Less: Principal amount of Series 1 Notes payable repaid from proceeds of Patent Sale and License	(2,133,200)	—
Less: Principal amount of Series 1 Notes exchanged for issuance of Series A-2 Stock	(1,000,000)	—
Series 2 Notes payable — principal plus interest at an initial stated rate of 3.5% per annum payable on September 30, 2010. (Since all payments on these notes will be accounted for as interest expense the effective interest rate of the notes is not calculable)	2,554,500	2,554,500
Less: Cumulative principal amount of Series 2 Notes payable converted to common stock	(1,325,000)	(1,325,000)
Less: Principal amount of Series 2 Notes payable cancelled pursuant to credit bid	(1,229,500)	—
Term Notes payable — principal plus interest at an initial stated interest rate of 11% per annum, with 100% principal and interest due on or before September 30, 2010 (initial effective interest rate of 19.4%)	8,250,000	8,250,000
Less: Principal amount of Term Notes exchanged for Series A-1 Stock	(2,811,500)	(2,811,500)
Less: Principal amount of Term Notes cancelled pursuant to credit bid	(5,438,500)	—
Promissory Note payable — aggregate principal amount of $2,100,000 with 100% principal due on or before September 30, 2010, along with interest accrued at a stated rate of 12% per annum (initial effective interest rate of 41.3%)	2,100,000	2,100,000
Less: Principal amount of Promissory Note cancelled pursuant to credit bid	(1,651,100)	—
Less: Principal amount of Promissory Note repaid from proceeds of Patent Sale and License	(260,500)	—
Restructuring Notes payable — aggregate principal amount of $1,115,000 with 100% principal due on or before September 30, 2010, non-interest bearing	1,115,000	1,115,000
Less: Principal amount of Restructuring Notes cancelled pursuant to credit bid	(1,115,000)	—

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

	September 27, 2009	September 28, 2008

Less: Unamortized debt discounts related to warrants, beneficial conversion feature, principal increase in Promissory Note, stock issued in lieu of continuation fee and Restructuring Notes	—	(5,309,700)

	$188,400	$11,788,800

The components of the Restructured Debt are discussed more fully below.

Subordinated Convertible Debt

To partially finance the initial acquisition of 70% of the outstanding capital stock of Optex (the “Initial Acquisition”), on December 30, 2005, the Company borrowed $10 million by issuing $10.0 million of senior subordinated secured convertible notes in two series (collectively, the “Notes”). The first series of Notes (the “Series 1 Notes”) had an initial principal amount of $7,445,500, and the second series of Notes (the “Series 2 Notes”) had an initial principal amount of $2,554,500.

In the period January 2007 through August 2007, an aggregate of $230,000 and $1,325,000 of the principal balance of the Series 1 Notes and Series 2 Notes, respectively, was retired through conversion to common stock. As a result, an extra $1,555,000 of debt discount was accreted to interest expense in fiscal 2007 due to these debt retirements. No conversion on the Notes occurred during fiscal 2008. Pursuant to the Optex Asset Sale in October 2008, $4,082,300 of the outstanding principal balance of the Series 1 Notes was retired and all $1,229,500 of the then outstanding principal balance of the Series 2 Notes was retired, resulting in the cancellation of the balance of the Series 2 Notes. Effective March 2009, $2,133,200 of the then outstanding principal balance of the Series 1 Notes was repaid from proceeds of the Patent Sale and License, resulting in an outstanding principal balance of the Series 1 Notes of $1,000,000. In conjunction with this transaction, the $1 million outstanding principal balance of the Series 1 Notes was cancelled through the exchange of such Series 1 Notes for the issuance of 24,999 shares of Series A-2 Stock and cash in lieu of fractional shares of said Series A-2 Stock to Longview and Alpha.

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

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

of Series A-1 Stock. In October 2008, the balance of the Term Notes’ principal and related deferred interest was retired pursuant to the Optex Asset Sale.

$2.1 Million Secured Promissory Note

In July 2007, the Company entered into an agreement with Longview, one of the Lenders, pursuant to which the Company closed a $2.0 million non-convertible loan, initially with a six-month term, under a secured promissory note (the “Promissory Note”). Interest under the Promissory Note accrues at the rate of 12% per annum and was initially due together with the unpaid principal amount when the Promissory Note was originally scheduled to mature on January 19, 2008 (which maturity date was extended; see debt restructuring discussion above). If the Company failed to pay the principal and accrued interest within ten days after the maturity date, as extended, it would incur a late fee equal to 5% of such amounts. The Company had the right to prepay on or prior to August 15, 2007, all of the outstanding principal under the Promissory Note by paying to Longview an amount equal to 120% of the principal amount of the Promissory Note, together with accrued but unpaid interest. To effectuate this right, the Company was required to provide written notice of such prepayment election on or prior to August 8, 2007. The Company declined to give such notice and to prepay the Promissory Note, and pursuant to its terms, the principal amount of the Promissory Note was automatically increased by $100,000 on August 15, 2007, and the Company issued to Longview 30,000 unregistered shares of the Company’s common stock in lieu of a $400,000 cash continuation fee for continuing the term of the Promissory Note beyond August 15, 2007 and a five-year warrant to purchase 50,000 unregistered shares of the Company’s common stock at a price equal to $14.60 per share, subject to adjustment for stock splits, stock dividends, recapitalizations and the like. The exercise price of this warrant is adjustable under certain circumstances, but not the number of shares issuable pursuant thereto. As a result of the April 2008 debt exchange, the exercise price of this warrant was reset to $3.00 per share. As a result of November 2008 and December 2008 closings of a bridge financing, the exercise price of this warrant was reset to $0.40 per share. The fair value of the principal increase of $100,000, the 30,000 shares of common stock and the warrant to purchase 50,000 shares of common stock was recorded as a discount on the debt and is being amortized to interest expense over the term of the Promissory Note. The original discount on the debt associated with the cash payment and the issuance of common stock and warrants totaled $905,000.

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

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

In connection with the Optex Asset Sale in October 2008, approximately $1,651,100 of the principal balance of the Promissory Note was retired. In March 2009, $260,500 of the then outstanding principal balance of the Promissory Note was repaid from proceeds of the Patent Sale and License, resulting in an outstanding principal balance of the Promissory Note of $188,400 at September 27, 2009.

Schedule of Principal Payments

The schedule of principal payments required under the outstanding Restructured Debt at September 27, 2009 is shown below.

	Promissory
Fiscal Year	Note	Total

2010	$188,400	$188,400

Future principal payments(1)	$188,400	$188,400

(1)	In addition to principal payments required under the Restructured Debt, the Company has a $400,000 debt outstanding pursuant to an unsecured promissory note that became due in December 2007.

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

The December 2006 debt refinancing transactions resulted in the recognition of $14,470,000 of additional stockholders’ equity from the issuance of warrants to purchase up to 486,390 shares of the Company’s common stock ($7,180,000) and recognition of a beneficial conversion feature in the Notes ($7,290,000). Of this total non-cash increase in stockholders’ equity, $2,950,000 was recognized as a part of the loss on extinguishment of debt expense reported in the 13-week period ended December 31, 2006 and the remaining $11,520,000 was recognized as interest expense over the period the Notes and the Term Notes were outstanding through March 29, 2009. In

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

addition, the issuance of the Promissory Note in July 2007 resulted in the recognition of $805,000 of additional stockholders’ equity from the related issuance of common stock and warrants that was recognized as non-cash interest expense over the term of the Promissory Note through March 29, 2009. Therefore, these non-cash transactions, aggregating $12,325,000 in value, did not result in a permanent increase in the equity of the Company, but rather represented differences in the timing of the recognition of values assigned to issued equity securities and the recognition of such values as expenses of the Company. In addition to the recognition of these equity-related debt discounts, the $100,000 of principal increase of the Promissory Note in August 2007 and the full $1,115,000 principal value of the Restructuring Notes was recognized as interest over the term of the Restructured Debt through March 29, 2009. The aggregate of these debt discounts and interest effects is $13,540,000, all of which was recognized as interest over the term of the Restructured Debt through March 29, 2009 using the effective interest method. Accordingly, at September 27, 2009, none of this $13,540,000 aggregate expense remained unamortized. At September 28, 2008, $5,309,700 of this $13,540,000 aggregate expense was yet to be amortized.

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

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

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

In consideration for services rendered by J.P Turner & Company, LLC (the “Placement Agent”) as the lead placement agent in the Private Placement, the Company issued to J.P. Turner Partners, LP (“JP Turner”) five-year warrants to purchase 138,851, 44,850, 56,439 and 59,150 shares of the Company’s Common Stock at an exercise price of $0.47 per share, $0.40 per share, $0.41 per share and $0.40 per share, respectively (the “JP Turner Warrants”), for the 1st, 2nd, 3rd and 4th Closings of the Private Placement, which represents 13% of the gross proceeds of each closing divided by the respective Market Value of such closing with an aggregate value of $92,100. The Placement Agent also received, in consideration for services rendered as lead placement agent, (i) cash commissions aggregating $80,000, which represents 8% of the aggregate gross proceeds of the 1st, 2nd, 3rd and 4th Closing, (ii) a management fee of $20,000, which represents 2% of the aggregate gross proceeds of the 1st, 2nd, 3rd and 4th Closings and (iii) an expense allowance fee of $30,000, which represents 3% of the aggregate gross proceeds of the 1st, 2nd, 3rd and 4th Closings.

The aggregate fair value of the 1st, 2nd, 3rd and 4th Closing Shares, $250,000, as determined by the Market Values at their respective closings and which is 25% of the aggregate principal amount of the 1st, 2nd, 3rd and 4th Closing Notes has been recorded as a debt discount and has been expensed in the 52-week period ended September 27, 2009. The fair value of the JP Turner Warrants, $92,100, the aggregate cash commission and expense reimbursements of $130,000 paid to the Placement Agent and an additional $97,000 of costs, largely legal expenses, were capitalized as debt issuance costs to be amortized over the respective terms of the Bridge Notes. In order to release the security interests of the Bridge Notes to effectuate the Patent Sale and License, the Company entered into an agreement for early payment of the Bridge Notes in March 2009, resulting in the corresponding acceleration of amortization of the debt issuance costs of the Bridge Notes. Accordingly, approximately $319,100 of debt issuance cost amortization expense was recorded in the 52-week period ended September 27, 2009.

The completion of the Private Placement to realize aggregate gross proceeds to the Company of $1.0 million satisfied the requirement of the MOU that bound Longview and Alpha to exchange $1.0 million of the obligations under the Restructured Debt for new convertible preferred stock. This exchange occurred in April 2009. In March 2009, pursuant to the terms of a release of security interests of the Bridge Notes in order to consummate the Patent Sale and License, the Company repaid $670,000 of the principal balance of the Bridge Notes in cash and, in April 2009, the Company satisfied the remaining $330,000 of the principal balance of the Bridge Notes in exchange for the issuance of common stock of the Company. (See Note 7).

The 1st, 2nd, 3rd and 4th Closing Investors are sometimes referred to herein as the “Bridge Investors.”

Note 5 —	Note Payable — Related Party

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

In January 2007, the Company amended its earnout agreement with Timothy Looney, which was entered into in connection with the Initial Acquisition of Optex, to extend the earnout period through December 2009, with a reduction to $3.9 million in the maximum potential payment, in consideration for TWL Group, L.P., an entity owned by Mr. Looney providing the Company’s Optex subsidiary with a secured subordinated term note providing for advances of up to $2 million, bearing interest at 10% per annum and maturing on the earlier of February 2009 or sixty days after repayment or refinancing of the Company’s senior debt. Aggregate advances of $2 million were provided to Optex in January 2007 pursuant to the secured subordinated term note, and said advances were outstanding at September 28, 2008. As a result of the Optex bankruptcy in September 2009, the accounts of Optex have been removed from the Company’s accounts at September 27, 2009, including the obligations of Optex to the entity owned by Mr. Looney described above.

In January 2008, Mr. Looney filed a lawsuit against the Company and its senior lenders, Longview and Alpha, in the Superior Court of California, County of Orange, alleging that the Company breached its obligations to register the shares of the Company’s common stock issued to him to purchase the final 30% of Optex. Mr. Looney’s registration rights agreement provides for liquidated damages under certain circumstances at the rate of $10,000 per month upon an event of default. Mr. Looney also alleged that the Company’s senior lenders tortiously and negligently interfered with his contractual rights with the Company by requiring the Company to refrain from registering his securities. Mr. Looney was seeking partial liquidated damages, unspecified compensatory damages, and declaratory and injunctive relief compelling the Company to register such shares. The Company has paid approximately $543,000 to the Lenders pursuant to the Company’s indemnification obligations related to the Looney litigation and Optex Asset Sale pursuant to the Company’s loan agreements with the Lenders. No additional liability for such indemnification expense has been recorded at September 27, 2009. The Company has been advised by the Lenders that their litigation with Mr. Looney has been settled.

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

Trial of Mr. Looney’s January 2008 lawsuit against the Company and the Company’s June 2008 cross-complaint against Mr. Looney was completed in July 2009. A jury verdict was reached awarding Mr. Looney liquidated damages of $105,000, with the court rejecting Mr. Looney’s claim for additional compensatory damages based on the Company’s motion, and the Company’s cross-complaint against Mr. Looney with respect to allegations of fraud was denied. The Court also issued an order in favor of Mr. Looney for recovery of his legal fees in this trial. The Company had previously recorded a liability of $105,000 within accrued expenses in its Consolidated Balance Sheet at September 28, 2008 and, as of September 27, 2009, the Company also recorded an additional provision of $834,300 for this jury verdict. The results of the trial are potentially subject to post trial motions and appeal by either or both parties. (See Note 15). In December 2009, the Company and Mr. Looney engaged in voluntary mediation in an attempt to resolve this dispute. The outcome of this process was a tentative agreement between the parties regarding a possible settlement. However, the detailed terms of such a settlement have not yet been agreed upon, and there can be no assurance that such agreement will be reached. Furthermore, elements of the proposed settlement would require certain third party consents, which the Company cannot guarantee can be obtained. (See Note 19).

The Company has received notices from Mr. Looney claiming that it is in default under the $400,000 one-year unsecured subordinated promissory note for the alleged nonpayment of principal and interest. The Company has received a demand from Mr. Looney for payment pursuant to the $400,000 one-year unsecured subordinated

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

promissory note. This note is in dispute as it relates to the litigation between the Company and Mr. Looney. (See Note 15). Accordingly, the ultimate amount, if any, that may be required to be paid by the Company pursuant to this notes is presently unknown, although the Company has recorded the principal and accrued interest amount of this note in its Consolidated Balance Sheets at September 27, 2009 and September 28, 2008. The retirement of this note is included in the potential settlement of the litigation between the Company and Mr. Looney discussed above. (See Note 19).

Note 6 —	Issuance of Preferred Stock

In fiscal 2008, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation increasing the number of authorized shares of preferred stock from 500,000 to 1,000,000. This increase did not have an effect on the Company’s historical financial statements.

During fiscal 2008, the Company issued 133,332 shares of its newly created Series A-1 Stock to its senior lenders, Longview and Alpha, at a purchase price of $30 per share. The approximate $4,000,000 aggregate purchase price for the Series A-1 Stock was paid solely by the Investors’ exchange of a portion of the Company’s Term Notes dated December 29, 2006 (the “Debt Exchange”). As a result of the Debt Exchange, approximately $1,188,500 of accrued and unpaid interest and approximately $2,811,500 of principal balance under the Term Notes were cancelled.

Each share of Series A-1 Stock was initially convertible at any time at the holder’s option into 10 shares of common stock at an initial conversion price of $3.00 per share of common stock, which was above the closing price of the Company’s common stock on March 31, 2008, the day before a binding letter of intent for the Debt Exchange was executed. The conversion price of the Series A-1 Stock is subject to ratchet price dilution protection in the event the Company issues securities (other than certain excepted issuances) at a price below the then current conversion price, subject to the limitation of the authorized capital of the Company. As a result of the 2008 Reverse Stock Split and various issuances of common stock subsequent to the issuance of the Series A-1 Stock, at June 28, 2009, the conversion price of the Series A-1 Stock had been adjusted pursuant to its terms to $0.40 per share and each share of Series A-1 Stock is now convertible at any time at the holder’s option into 75 shares at such conversion price. The conversion price of the Series A-1 Stock also is subject to adjustment for stock splits, stock dividends, recapitalizations and the like. The Series A-1 Stock is non-voting (except to the extent required by law), but ranks senior to the common stock and pari passu with the Company’s Series A-2 Stock, with respect to dividends and with respect to distributions upon a deemed dissolution, liquidation or winding-up of the Company. In the event the Company declares dividends in the future, the Series A-1 Stock is preferentially entitled to receive 10% cumulative dividends per annum compounding monthly, payable in arrears starting December 30, 2009, which may increase to 20% during the existence of certain events of default.

On March 31, 2009, the Company’s stockholders approved the creation and issuance of the Company’s Series A-2 Stock, a 10% cumulative convertible non-voting preferred stock. The February 2009 completion of the Company’s Private Placement, raising $1.0 million of gross proceeds, satisfied the requirements of the Company’s binding Memorandum of Understanding with Longview and Alpha for the exchange of $1.0 million of obligations under the Restructured Debt for new convertible preferred stock, and the Company entered into a Subscription Agreement in March 2009 for such exchange. The approval of the Company’s stockholders and the occurrence of certain other events satisfied the conditions in the Subscription Agreement and, accordingly, on April 30, 2009, the Company issued an aggregate of 24,999 shares of the Series A-2 Stock to Longview and Alpha at a purchase price of $40 per share. The approximate $1,000,000 aggregate purchase price for the Series A-2 Stock was paid solely by Longview’s and Alpha’s exchange of all the remaining portion of the Series 1 Notes.

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

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

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

Absent the declaration of dividends, the cumulative feature of the Series A-1 Stock and the Series A-2 Stock does not result in an accrual of a liability, but does affect the composition of income (loss) per share. (See Note 10). The Company has not recorded a liability for these dividends, since the Company is not legally able to declare or pay dividends on any classes of its stock until it meets certain financial conditions under Delaware law, which conditions it does not currently meet nor is able to estimate when, or if, it may meet in the future. The Series A-1 Stock and the Series A-2 Stock are not redeemable by the holder thereof, but are each callable at the election of the Company (provided an event of default has not occurred and is continuing) upon 30 days prior notice at a redemption price equal to their respective initial purchase price plus any accumulated but unpaid dividends. Both the Series A-1 Stock and the Series A-2 Stock are subject to a blocker (the “Blocker”) that would prevent each holder’s common stock ownership at any given time from exceeding 4.99% of the Company’s outstanding common stock (which percentage may increase but never above 9.99%). The liquidation preference of both the Series A-1 Stock and the Series A-2 Stock consists of their respective initial purchase price plus any accumulated, but unpaid dividends. At September 27, 2009, the liquidation preference for the Series A-1 Stock and the Series A-2 Stock was $3,586,200 and $1,043,500 respectively. At September 28, 2008, the Series A-2 Stock had not yet been issued, and the liquidation preference for the Series A-1 Stock was $3,956,800.

During fiscal 2009, 26,083 shares of the Series A-1 Stock were converted by Longview and Alpha into 1,956,250 shares of the Company’s common stock. During fiscal 2008, 7,333 shares of the Series A-1 Stock were converted by Alpha into 73,300 shares of the Company’s common stock.

Note 7 —	Issuance of Common Stock

In fiscal 2008, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation increasing the number of authorized shares of Common Stock from 80,000,000 to 150,000,000. This increase did not have an effect on the Company’s historical financial statements.

Fiscal 2008 Issuances

During fiscal 2008, the Company issued a total of 872,900 shares of common stock in various transactions. Of this amount, 53,200 shares were issued for cash, realizing aggregate net proceeds of $831,000, and 819,700 shares were issued in non-cash transactions aggregating $3,413,900. The cash and non-cash transactions are separately discussed below.

2008 Cash Transactions

All of the 53,200 shares of common stock issued for cash in fiscal 2008 were issued as a result of the exercise of stock options.

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

2008 Non-Cash Transactions

The 819,700 shares of common stock issued during fiscal 2008 in non-cash transactions were issued in the following amounts:

(1) 11,300 shares were issued to effectuate $112,900 of non-cash contributions by the Company to the Company’s employee retirement plan, the Cash or Deferred & Stock Bonus Plan (“ESBP”), for fiscal 2008 that had been accrued, but not previously paid.

(2) 501,000 shares were issued to effectuate $1,400,000 of non-cash contributions by the Company to the ESBP for fiscal 2008.

(3) 10,000 shares were issued to make a $99,000 non-cash contribution by the Company to the Company’s Non-Qualified Deferred Compensation Plan for fiscal 2008.

(4) 41,800 shares, net of the forfeiture of 5,400 shares of nonvested stock, valued at $234,900 were issued to employees and directors as compensation for services.

(5) 20,200 nonvested shares were issued to certain directors and employees as retention incentives, valued in the aggregate at $131,100.

(6) 100,000 shares, valued at $800,000, were issued to Chris Toffales, one of the Company’s then non-employee directors, for services rendered to the Company.

(7) 62,100 shares, valued at $416,100, were issued to non-employees as compensation for services.

(8) 73,300 shares, valued at $220,000, were issued pursuant to conversion of Series A-1 Stock.

The value of all of the foregoing non-cash issuances of common stock was based on the closing sales price of the Company’s common stock as then reported by the NASDAQ Capital Market (previously known as the Nasdaq SmallCap Market) on the dates that the various transactions were consummated or authorized by the Company’s Board of Directors or as contractually agreed.

Fiscal 2009 Issuances

During fiscal 2009, the Company issued an aggregate of 6,137,300 shares of its common stock, net of the forfeiture of 2,300 shares of nonvested stock, in various transactions. All of the 6,137,300 shares were issued in non-cash transactions to effectuate various transactions with an aggregate valuation of $2,397,000, net of forfeitures. These transactions are separately discussed below.

The 6,137,300 shares of common stock issued during fiscal 2009 in non-cash transactions were issued in the following amounts:

(1) 1,785,700 shares were issued to effectuate $750,000 of non-cash contributions by the Company to the Company’s ESBP for fiscal 2009.

(2) 1,600 shares, valued at $600, were issued to employees as compensation for services.

(3) After giving effect to the forfeiture of 2,300 shares of nonvested stock, there was a net increase of 74,300 nonvested shares issued to certain employees as retention incentives, valued in the aggregate at $7,600.

(4) 315,000 shares, valued at $146,600, were issued to an investment banking firm for services rendered in connection with the Optex Asset Sale, the Company’s debt workout with Longview and Alpha and the Bridge Financing.

(5) 339,800 shares, valued at $133,100, were issued to a non-employee service provider as compensation for services.

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

(6) In accordance with terms of the Company’s aggregate $1 million of secured promissory notes purchased by investors in November 2008, December 2008, January 2009 and February 2009, 575,600 shares, valued at $250,000, were issued to investors that purchased said secured promissory notes.

(7) 1,089,000 shares, valued at $348,500, were issued in exchange for the cancellation of $348,500 of principal and interest obligations owed pursuant to said secured promissory notes.

(8) 1,956,300 shares were issued pursuant to conversion of shares of Series A-1 Stock. (See Note 6.)

The value of all of the non-cash issuances of common stock was based on the last reported closing sales price of the Company’s common stock as reported by the Nasdaq Capital Market prior to the various issuances or entering into the contractual obligations for such issuances.

Note 8 —	Common Stock Warrants

In fiscal 2008, the Company issued a warrant to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $13.00 per share that expires on February 4, 2013, valued at $230,000, to a financial advisory and investment banking firm that the Company engaged to assist it to raise additional capital and to provide financial advisory services. The warrant may be exercised in cash or pursuant to a net exercise provision and the shares of common stock underlying the warrant are subject to piggyback registration rights. In fiscal 2008, as a result of the Company’s Debt Exchange in April 2008 and the issuance of common shares to the ESBP in September 2008, warrants to purchase 186,400 shares at $13.00 per share were automatically adjusted to purchase 258,100 shares at $9.39 per share. Warrants to purchase 18,300 shares of the Company’s common stock expired during fiscal 2008.

In fiscal 2009, five-year warrants to purchase an aggregate of 299,300 shares of common stock, at exercise prices ranging from $0.40 per share to $0.47 per share, were issued to an investment banker as partial consideration for services rendered in the private placement of a debt financing. The estimated fair value of these warrants, $92,100, is a portion of the deferred debt issuance costs that was amortized over the term of the debt instruments. (See also Note 4). In fiscal 2009, as a result of the Company’s issuance of common shares to the ESBP in October 2008, issuance of common shares and options to employees in October 2008, issuance of common shares to a service provider in February 2009, closings of a bridge financing in November 2008, December 2008, January 2009 and February 2009, issuance of the Series A-2 stock in April 2009, exchange of a portion of the Bridge Notes for common stock in April 2009 and issuance of shares to an investment banker in August 2009, warrants to purchase 258,100 shares at $9.39 per share were automatically adjusted to purchase 762,000 shares at $3.18 per share. Warrants to purchase 59,900 shares of the Company’s common stock expired during fiscal 2009.

Outstanding Warrants

As of September 27, 2009, warrants to purchase a total of 1,461,300 shares of the Company’s common stock were outstanding, with a weighted average exercise price of $2.23 per share and exercise prices ranging from $0.40 per share to $13.00 per share, of which 762,000 warrants expire in fiscal 2010, 350,000 warrants expire in fiscal 2012, 50,000 warrants expire in fiscal 2013 and 299,300 warrants expire in fiscal 2014.

Note 9 —	Stock Incentive Plans, Employee Retirement Plan and Deferred Compensation Plans

Stock Incentive Plans.  In June 2006, the Company’s stockholders approved the Company’s 2006 Omnibus Incentive Plan (the “2006 Plan”), which is designed to serve as a comprehensive equity incentive program to attract and retain the services of individuals essential to the Company’s long-term growth and financial success. The 2006 Plan permits the granting of stock options (including both incentive and non-qualified stock options), stock-only stock appreciation rights, nonvested stock and nonvested stock units, performance awards of cash, stock or property, dividend equivalents and other stock grants. Upon approval of the 2006 Plan in June 2006, the Company’s 2003 Stock Incentive Plan (the “2003 Plan”), 2001 Non-Qualified Stock Option Plan (the “2001 Non-Qualified Plan”),

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

2001 Stock Option Plan (the “2001 Plan”) and 2000 Non-Qualified Stock Option Plan (the “2000 Plan”) (collectively, the “Prior Plans”) were terminated, but existing options issued pursuant to the Prior Plans remain outstanding in accordance with the terms of their original grants. As of September 27, 2009, options to purchase 4,000 shares of the Company’s common stock at an exercise price of $265.62 per share were outstanding and exercisable under the 2000 Plan, options to purchase 2,500 shares of the Company’s common stock at an exercise price of $11.50 per share were outstanding and exercisable under the 2001 Plan, options to purchase 44,900 shares of the Company’s common stock were outstanding and exercisable under the 2001 Non-Qualified Option Plan, at exercise prices ranging from $8.60 to $13.50 per share, and options to purchase 267,900 shares of the Company’s common stock were outstanding under the 2003 Plan at exercise prices ranging from $10.40 to $36.20 per share, of which options to purchase 267,300 shares were exercisable at September 27, 2009.

The number of shares of common stock reserved under the 2006 Plan initially was set to be increased on the first day of each fiscal year, beginning on October 2, 2006, in an amount equal to the lesser of (a) 100,000 shares or (b) such lesser number as determined by the Board. Pursuant to those terms, at June 28, 2009, the aggregate number of shares of common stock remaining available for issuance under future stock-based awards that may be made under the 2006 Plan was 415,900 shares. On March 31, 2009, stockholders approved an amendment to the 2006 Plan to increase the number of shares of common stock reserved for issuance thereunder by 500,000 shares, which share reservation shall automatically increase at the beginning of each subsequent fiscal year by the lesser of 1,250,000 shares or 5% of the common stock of the Company then outstanding. Under the 2006 Plan, options and nonvested and vested stock may be granted to the Company’s employees, directors and bona fide consultants. At September 27, 2009, the aggregate number of shares of common stock issuable under all stock-based awards that may be made under the 2006 Plan is 414,900 shares. As of September 27, 2009, there were options to purchase 249,600 shares of the Company’s common stock outstanding under the 2006 Plan, at exercise prices ranging from $0.35 to $14.10 per share, of which options to purchase 179,600 shares were exercisable at September 27, 2009. In addition, as of September 27, 2009, 89,800 shares of nonvested stock were issued and outstanding pursuant to the 2006 Plan and 236,900 shares of vested stock were issued and outstanding pursuant to the 2006 Plan.

There were options to purchase 122,000 and 126,000 shares of the Company’s common stock granted by the Company during fiscal 2009 and fiscal 2008, respectively. There were no options granted by any of the Company’s subsidiaries during fiscal 2009 and fiscal 2008.

The exercise prices of stock options granted during the two fiscal years ended September 27, 2009 were equal to the closing price of the Company’s common stock at the date of grant. The following table summarizes stock options outstanding as of September 27, 2009 as well as activity during the two-fiscal year period then ended:

		Weighted Average
	No. of Shares(1)	Exercise Price

Options outstanding at October 1, 2007	436,000	$24.40
Granted	126,000	12.55
Exercised	(53,200)	15.61
Forfeited	(30,900)	20.78

Options outstanding at September 28, 2008	477,900	$22.49
Granted	122,000	0.37
Exercised	—	—
Forfeited	(31,000)	21.87

Options outstanding at September 27, 2009	568,900	$17.78

Options exercisable at September 27, 2009	498,300	$18.80

(1)	Rounded to nearest one hundred (100).

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

For fiscal years 2009 and 2008, the weighted-average grant-date fair value of options granted was $0.20 and $1.72, respectively. At September 27, 2009, the aggregate intrinsic value of nonvested options outstanding and options exercisable was $0 and $15,400, respectively. For fiscal year 2009, there were no options exercised and therefore, the total intrinsic value of options exercised was $0. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option, determined as of the date of the option exercise. At September 27, 2009, the weighted-average remaining contractual life of options outstanding and exercisable was 5.3 years and 5.0 years, respectively.

A summary of outstanding options and exercisable options under the Company’s 2000, 2001, 2003 and 2006 Qualified and Non-Qualified Plans at September 27, 2009 is shown below.

	Outstanding Options
		Weighted Average			Exercisable Options
		Remaining	Weighted	Aggregate		Weighted
Range of		Contractual Life	Average	Intrinsic		Average	Aggregate
Exercise Prices	Number(1)	(Years)	Exercise Price	Value	Number(1)	Exercise Price	Intrinsic Value

$ 0.35 - 1.70	127,000	4.7	$0.42	$5,500	112,500	$0.38	$5,500
8.60 - 14.10	211,300	6.1	12.65	—	155,800	12.52	—
15.60 - 22.50	72,600	5.4	21.11	—	72,000	21.10	—
23.50 - 36.20	154,000	5.1	31.12	—	154,000	31.12	—
265.62	4,000	1.2	265.62	—	4,000	265.62	—

	568,900				498,300

(1)	Rounded to nearest one hundred (100).

The aggregate intrinsic values set forth in the above table, which represent the total pre-tax intrinsic values, are based on the closing stock price of the Company’s common stock of $0.49 as of September 25, 2009, the last trading date prior to September 27, 2009, and assuming all the optionees had exercised their options as of that date. At September 27, 2009, options to purchase a total of 110,000 shares were outstanding at a weighted-average exercise price of $0.35 per share and were accordingly “in-the-money-options”. By comparison, at September 28, 2008, none of the 357,700 then exercisable options were “in-the-money-options”.

The Boards of Directors of most of the Company’s subsidiaries have adopted, and the Company has approved, stock option plans. Under the subsidiary option plans, options may be granted to employees, non-employee directors and other individual service providers of the subsidiary or the Company. Options granted under the subsidiary option plans may be either incentive stock options or non-statutory stock options. As of September 27, 2009, the Company’s subsidiaries have granted outstanding options to purchase an aggregate of 10,598,300 shares of their respective common stock, net of cancellations from terminations, all of which options were exercisable at September 27, 2009. (See Note 11).

Previously granted options to purchase 70,600 shares of the Company’s common stock with a weighted average exercise price of $10.56 per share and a weighted average fair value of $0.32 per share were nonvested as of September 27, 2009. Total stock-based compensation expense during fiscal 2009 was approximately $142,000, of which $40,800 was charged to cost of contract research and development and $101,200 was charged to general and administrative expense. Total stock-based compensation expense during fiscal 2008 was $733,200, of which $624,400 was charged to cost of contract research and development and $108,800 was charged to general and administrative expense.

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

The total amount of compensation expense related to option awards not yet recognized at September 27, 2009 was $5,000. Assuming the optionees continue to be employed by the Company, the amount of compensation expense related to such existing option awards that will be recognized is as follows:

FY 2010	3,600
FY 2011	1,400

Total	$5,000

However, such amounts do not include the cost of new options that may be granted in future periods nor any changes in the Company’s forfeiture percentage.

In fiscal 2009, the Company granted 1,600 shares of vested stock and 10,800 previously nonvested shares vested, for an aggregate value of $63,400. In fiscal 2008, the Company granted 189,000 shares of vested stock and 17,300 previously nonvested shares vested, for an aggregate value of $1,630,800.

The following table summarizes nonvested stock grants outstanding as of September 27, 2009 as well as activity during fiscal 2008 and fiscal 2009:

		Weighted
		Average Grant
		Date Fair Value
	Nonvested Shares	per Share

Outstanding at September 30, 2007	24,000	$14.82
Granted	25,600	7.73
Vested	(17,300)	12.67
Forfeited	(5,400)	12.31

Outstanding at September 28, 2008	26,900	$11.30
Granted	76,600	0.37
Vested	(10,800)	10.84
Forfeited	(2,300)	8.83

Outstanding at September 27, 2009	90,400	$2.15

The total amount of compensation expense related to nonvested stock grants not yet recognized at September 27, 2009 was $76,500 and, assuming the grantees continue to be employed by or remain as directors of the Company, that amount will be recognized as compensation expense as follows:

FY 2010	66,000
FY 2011	9,000
FY 2012	1,500

Total	$76,500

However, such amounts do not include the cost of new nonvested stock grants that may be granted in future periods nor any changes in the Company’s forfeiture percentage.

Employee Stock Benefit Plan.  In fiscal 1982, the Company established an employee retirement plan, the ESBP, which is effective for fiscal year 1982 and thereafter. This plan provides for annual contributions to the Company’s Employee Stock Bonus Trust (“SBT”) to be determined by the Board of Directors and which will not exceed 15% of total payroll. At the discretion of the Trustee, the SBT will purchase common stock at fair market value or other interest-bearing securities or investments for the accounts of individual employees who, as of September 27, 2009, will gain a vested interest of 20% in their accounts after their first year of service, and 20% each year of service thereafter, until fully vested after five years of service. Employees who attain age 65 will be fully vested in contributions to their account

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

regardless of years of service. Pursuant to the ESBP provision, vesting requirements are met as services are performed and fulfilled at each fiscal year end. That portion of cash or stock held in an employee’s account and not vested at termination of employment will be redistributed in accordance with a prearranged formula. Management believes that the contributions made by the Company to the SBT, to the extent they relate to government cost-plus-fixed-fee contracts, will be reimbursable by the U.S. government. In fiscal years 2009 and 2008, the Company’s aggregate contributions to the SBT were 1,785,700 and 512,400 shares of common stock, respectively, which had estimated market values of $750,000 and $1,512,900, respectively. In October 2007, the Company issued 11,400 shares of its common stock to the SBT to effectuate an accrued fiscal 2007 contribution of $112,900. In October 2007, the Company issued 101,000 shares of its common stock with an estimated market value of $1,000,000 to the SBT to effectuate a contribution for fiscal 2008. In September 2008, the Company issued 400,000 shares of its common stock with a market value of $400,000 to the SBT as a additional contribution for fiscal 2008. In October 2008, the Company issued 1,785,700 shares of its common stock with an estimated market value of $750,000 to the SBT to effectuate a contribution for fiscal 2009.

Deferred Compensation Plan.  In September 2002, the Company established a deferred compensation plan, the Non-Qualified Deferred Compensation Plan, for certain key employees with long-term service with the Company. Annual contributions of common stock of the Company are made to a Rabbi Trust under such plan to be held for the benefit of the deferred compensation plan participants. In October 2007, the Board of Directors authorized a fiscal 2008 contribution to the Non-Qualified Deferred Compensation Plan in the amount of 10,000 shares of common stock valued at $99,000. The Board of Directors did not authorize a contribution to the Non-Qualified Deferred Compensation Plan for fiscal 2009. Participants’ potential distributions from the Rabbi Trust represent unsecured claims against the Company. The Rabbi Trust was established by the Company and is subject to creditors’ claims. Shares in this plan may be distributed to each plan beneficiary when they retire from service with the Company. At September 27, 2009, 65,000 shares of the Company’s common stock were in the Rabbi Trust.

Executive Salary Continuation Plan.  In February 1996, the Company established a deferred compensation plan (the “ESCP”) for select key employees of the Company. Benefits payable under the ESCP are established on the basis of years of service with the Company, age at retirement and base salary, subject to a maximum benefits limitation of $137,000 per year for any individual. The ESCP is an unfunded plan. The recorded liability for future expense under the ESCP is determined based on expected lifetime of participants using Social Security mortality tables and discount rates comparable to that of rates of return on high quality investments providing yields in amount and timing equivalent to expected benefit payments. At the end of each fiscal year, the Company determines the assumed discount rate to be used to discount the ESCP liability. The Company considered various sources in making this determination for fiscal 2009, including the Citigroup Pension Liability Index, which at September 30, 2009 was 5.54%. Based on this review, the Company used a 5.5% discount rate for determining the ESCP liability at September 27, 2009. There are presently two retired executives of the Company who are receiving lifetime benefits aggregating $184,700 per annum under the ESCP. Two current executives of the Company, the Company’s CEO and the Company’s CFO, were eligible for lifetime benefits of $137,000 per annum each upon their retirement. However, these executives voluntarily permanently waived their entitlement to such benefits in September 2009. As a result of this action, the Company recorded a gain for reduction in pension liability of $2,442,900 in fiscal 2009. The current and long-term portions of the ESCP liability at September 27, 2009 are $184,700 and $1,057,600, respectively, for an aggregate liability of $1,242,300. The current and long-term portions of the ESCP liability at September 28, 2008 are $184,700 and $3,484,800, respectively, for an aggregate liability of $3,669,500.

Note 10 —	Income (Loss) per Share

The Company had a net loss for fiscal 2008, so there was no difference between basic and diluted loss per share in that fiscal year. As of September 27, 2009, the Company had outstanding stock options and nonvested stock with exercise or valuation prices less than the average closing market price of the Company’s common stock over fiscal 2009. Such “in-the money” instruments are assumed to have been exercised or vested at the beginning of a period (or at time of issuance, if later) for purposes of calculating diluted income per share if the Company has recorded a

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

year-to-date income through said period, which was the case in fiscal 2009. In addition, the Company’s convertible preferred stock were deemed to be dilutive when the effects of the cumulative, but undeclared dividends of such securities were included. Cumulative dividends on the Series A-1 Stock and Series A-2 Stock, although not declared, constitute a preferential claim against future dividends, if any, and are treated as an incremental expense of continuing operations for purposes of determining basic net income (loss) from continuing operations per common share. Under the “as-if-converted” method, cumulative dividends on the Series A-1 Stock and Series A-2 Stock are added back to the net income or loss from continuing operations as it is assumed that the preferred shares were converted at the beginning of the period or date of issuance, if later. This calculation results in the Series A-1 Stock and the Series A-2 stock being deemed dilutive. As a result, basic and diluted net income per common share must be separately calculated for fiscal 2009.

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the computation of basic and diluted loss per common share:

	Fiscal Years Ended
	September 27,	September 28,
	2009	2008

Basic Net Income (Loss) from Continuing Operations Numerator:
Income (loss) from continuing operations	$856,400	$(12,800,000)
Undeclared cumulative dividends on Series A-1 and Series A-2 preferred stock	(455,500)	(176,800)

Adjusted basic net income (loss) applicable to common stockholders	$400,900	$(12,976,800)

Basic Net Income (Loss) from Discontinued Operations Numerator:
Income (loss) from discontinued operations	$58,400	$(8,758,900)

Basic Net Income (Loss) from Continuing and Discontinued Operations Denominator:
Weighted average number of common shares outstanding	6,730,500	2,980,100

Basic net income (loss) per share information:
From continuing operations	$0.06	$(4.35)
From discontinued operations	0.01	(2.94)

Basic net income (loss) per common share	$0.07	$(7.29)

Diluted Net Income (Loss) from Continuing Operations Numerator:
Income (loss) from continuing operations	$856,400	$(12,800,000)

Diluted Net Income (Loss) from Continuing and Discontinued Operations Denominator:
Assumed net exercise and vesting of options and nonvested stock and conversion of preferred stock	10,005,400	—
Weighted average number of common shares outstanding	6,730,500	2,980,100

Assumed weighted average number of common shares outstanding	16,735,900	2,980,100

Diluted net income (loss) per share information:
From continuing operations	$0.05	$(4.35)
From discontinued operations	0.00	(2.94)

Diluted net income (loss) per common share	$0.05	$(7.29)

Note 11 —	Minority Interest in Subsidiaries

Novalog did not grant any options to purchase shares of Novalog’s common stock in fiscal 2009 and fiscal 2008. As of September 27, 2009, there were no options to purchase shares of common stock of Novalog outstanding. At September 27, 2009, the Company owned 96% of Novalog’s common stock.

MSI did not grant any options to purchase common shares of MSI stock in fiscal 2009 and fiscal 2008. As of September 27, 2009, there were no options to purchase shares of common stock of MSI outstanding. At September 27, 2009, the Company owned 98% of MSI’s common stock. The Company has granted a perpetual

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

non-exclusive license to a third party for technology developed by MSI. This license has not generated any material royalties to date.

RedHawk did not grant any options to purchase shares of RedHawk’s common stock in fiscal 2009 and fiscal 2008. As of September 27, 2009, there were no options to purchase shares of common stock of RedHawk outstanding. At September 27, 2009, the Company owned 81% of RedHawk’s common stock.

iNetWorks did not grant any options to purchase shares of its common stock in fiscal 2009 and fiscal 2008. As of September 27, 2009, there were options to purchase 10,598,300 shares of iNetWorks common stock outstanding with a weighted average exercise price of $0.04 per share and a weighted average remaining life of 2.42 years. There is no public market for shares of iNetWorks common stock. At September 27, 2009, the Company owned 95% of iNetWorks’ common stock.

Optex issued no options to purchase shares of its common stock in fiscal 2008 and fiscal 2009. At September 27, 2009, the Company owned 100% of Optex’s common stock, although such stock was under the control of Optex’s bankruptcy trustee.

Note 12 —	Discontinued Operations

In September 2008, the Company entered into a binding agreement with its senior lenders regarding the Optex Asset Sale, which was subsequently consummated in October 2008. Consequently, the accompanying consolidated financial statements reflect Optex as discontinued operations, and the results of operations and cash flows of Optex’s business have been classified as discontinued for all periods presented. Details of those classifications are shown below.

	As of
	September 27,	September 28,
	2009	2008

Cash and cash equivalents	$—	$170,200
Accounts receivable	—	2,454,200
Inventory, net	—	4,562,800
Prepaid expenses and other current assets	—	307,500

Total assets reclassified to current assets of discontinued operations	$—	$7,494,700

Property and equipment, net	$—	$368,300
Intangible assets, including goodwill, net	—	5,491,300
Deposits	—	20,700

Total assets reclassified to non-current assets of discontinued operations	$—	$5,880,300

Accounts payable	$—	$2,151,700
Accrued expenses	—	749,400
Accrued estimated loss on contracts	—	821,900
Note payable	—	146,700
Warranty reserve	—	227,000
Minority interest in consolidated subsidiaries	—	(87,100)

Total liabilities reclassified to current liabilities of discontinued operations	$—	$4,009,600

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

	Fiscal Year Ended
	September 27,	September 28,
	2009	2008

Product sales, net	$871,900	$20,017,200

Income (loss) from operations	74,800	(959,200)
Interest and other expense	(9,500)	(199,700)
Provision for income tax	(6,900)	—

Income (loss) from operations of discontinued subsidiary	58,400	(1,158,900)
Loss on disposal of discontinued operations	—	(7,600,000)

Income (loss) from discontinued operations	$58,400	$(8,758,900)

Note 13 —	Related Party Transactions

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

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

Note 14 —	Composition of Certain Financial Statement Captions

Accounts receivable and unbilled revenues on uncompleted contracts are largely derived from the Company’s contracts with various U.S. government agencies and contractors, as shown below.

	September 27,	September 28,
	2009	2008

Accounts receivable and unbilled revenues on uncompleted contracts:
U.S. government	$2,180,700	$1,311,100
Other customers	115,900	646,000

	2,296,600	1,957,100
Less allowance for doubtful accounts	(15,000)	(15,000)

	$2,281,600	$1,942,100

Unbilled amounts of $885,300 and $1,279,700 at September 27, 2009 and September 28, 2008, respectively, represent contract revenues for which billings have not been presented to customers at year-end. These amounts are billed in accordance with applicable contract terms, usually within 30 days. Included in these amounts are unbilled retentions of $278,500 and $228,400 at September 27, 2009 and September 28, 2008, respectively. The unbilled retentions are normally collected upon final audit of costs by the U.S. government.

	September 27,	September 28,
	2009	2008

Inventory:
Work in process	$1,128,000	$1,827,700
Raw materials	326,800	494,600
Finished goods	161,000	70,800

	1,615,800	2,393,100
Less reserve for obsolete inventory	(1,174,700)	(1,266,200)

	$441,100	$1,126,900

The Company uses the average cost method for valuation of its product inventory.

Title to all inventories remains with the Company. Inventoried materials and costs relate to: work orders from customers; the Company’s generic module parts and memory stacks; and capitalized material, labor and overhead costs expected to be recovered from probable new research and development contracts. Work in process includes amounts that may be sold as products or under contracts. Such inventoried costs are stated generally at the total of the direct production costs including overhead. Inventory valuations do not include general and administrative expenses. Inventories are reviewed quarterly to determine salability and obsolescence. The net book value of capitalized pre-contract costs, which gross costs are included in the caption “Work in process,” at September 27, 2009 and September 28, 2008 was $774,700 and $676,000, respectively.

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

The Company’s property and equipment at September 27, 2009 and September 28, 2008 is shown below.

	September 27,	September 28,
	2009	2008

Property and equipment:
Engineering and production equipment	$18,003,800	$17,819,400
Furniture and fixtures	442,700	442,700
Construction in progress	35,100	100,300
Leasehold improvements	2,096,700	2,096,700

	20,578,300	20,459,100
Less accumulated depreciation and amortization	(17,733,100)	(16,130,800)

	$2,845,200	$4,328,300

The net book value of assets under capital leases at September 27, 2009 and September 28, 2008 was approximately $11,200 and $38,200, respectively, which amounts are net of accumulated depreciation of approximately $51,500 and $69,900, respectively.

The Company’s intangible assets are reported at cost less accumulated amortization and consist of patents and trademarks related to the Company’s various technologies and capitalized software. Net intangible assets at September 27, 2009 and September 28, 2008 are set forth below.

	September 27,	September 28,
	2009	2008

Intangible assets, net:
Patents and trademarks	$19,600	$1,617,500
Software	2,394,600	2,456,600

	2,414,200	4,074,100
Less accumulated amortization	(2,346,900)	(3,068,600)

	$67,300	$1,005,500

Capitalized software is being amortized on a straight-line basis over its useful life of two to eight years. Capitalized costs of patents and trademarks include amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of patent and trademark applications. These assets are amortized on a straight-line method over the shorter of their estimated useful or legal life, generally ten years. (See also Note 1).

The patent and trademark amortization expense for the fiscal years ended September 27, 2009 and September 28, 2008 was $101,400 and $154,200, respectively. The unamortized balance of intangible assets is estimated to be amortized as follows:

	Estimated Amortization Expense
For the Fiscal Year	Patents and Trademarks	Software

2010	$2,000	$52,900
2011	2,000	—
2012	2,000	—
2013	2,000	—
2014	2,000	—

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

The Company reviews its intangible assets for impairment when and if impairment indicators occur. At September 27 2009, management believed no indications of impairment existed relative to the above listed intangible assets.

Accrued expenses as of September 27, 2009 and September 28, 2008 consisted of the following:

	September 27,	September 28,
	2009	2008

Accrued expenses:
Salaries and wages	$405,500	$367,900
Vacation	637,100	639,200
Payroll taxes	35,700	22,200
Interest	1,060,700	2,582,900
Deferred compensation (current ESCP liability)	184,700	184,700
Provision for litigation judgment	834,300	—
Professional fees	370,000	597,700
Other accrued expenses	233,100	200,600

	$3,761,100	$4,595,200

Note 15 —	Commitments and Contingencies

The Company leases certain facilities and equipment under cancelable and non-cancelable operating and capital leases, with escalating rent provisions for facility leases. Future minimum payments under capital lease obligations and operating lease commitments for the next five years as of September 27, 2009 are as follows:

	Capital	Operating
Fiscal Year	Leases	Leases

2010	$11,700	$911,000
2011	—	852,000
2012	—	871,000
2013	—	816,000
2014	—	—

Future minimum lease payments	$11,700	$3,450,000

Less amount representing interest	(500)

Present value of net minimum lease payments	$11,200

Total rent expense for operating leases amounted to $781,000 and $797,000 for the fiscal years ended September 27, 2009 and September 28, 2008, respectively. Rent expense is recognized on a straight-line basis over the lease period. Deferred rent amounts are immaterial.

Litigation

In January 2008, Timothy Looney, the former shareholder of Optex, filed a lawsuit in the Superior Court of California, County of Orange (the “Court”), against the Company and its senior lenders alleging that the Company had breached its contract to register the shares of its common stock issued to Mr. Looney to purchase the final 30% of Optex. Mr. Looney also alleged that the Company’s senior lenders had tortiously and negligently interfered with his contractual rights with the Company by requiring the Company to refrain from registering his securities. In March 2009, the Company received notice that the senior lenders had reached a settlement with Mr. Looney, the

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

terms of which are unknown to the Company. The senior lenders have notified the Company that they believe they are entitled to indemnification by the Company for this claim under their loan arrangements with the Company, and the Company has paid such indemnification expense. Pursuant to this lawsuit, Mr. Looney was seeking partial liquidated damages, declarative and injunctive relief compelling the Company to register his shares and unspecified compensatory damages.

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

Trial of Mr. Looney’s January 2008 lawsuit against the Company and the Company’s June 2008 cross-complaint against Mr. Looney was completed in July 2009. A jury verdict was reached awarding Mr. Looney liquidated damages of $105,000, with the court rejecting Mr. Looney’s claim for additional compensatory damages based on the Company’s motion, and the Company’s cross-complaint against Mr. Looney with respect to allegations of fraud was denied. The results of the trial are potentially subject to post trial motions and appeal by either or both parties. In September 2009, a court order was issued fixing the attorneys’ fees payable to Mr. Looney in this lawsuit at $834,300 pending entry of the judgment. The Company has recorded the $105,000 and $834,000 liabilities in its Consolidated Financial Statements. The judgment in this matter was entered by the Court in December 2009 in an amount approximating the amounts accrued by the Company in the Company’s Consolidated Financial Statements at September 27, 2009. In December 2009, the Company and Mr. Looney entered into voluntary mediation in an attempt to resolve all litigation by and between the parties, including this matter. The outcome of this process was a tentative agreement between the parties regarding a possible settlement. However, the detailed terms of such a settlement have not yet been agreed upon, and there can be no assurance that such agreement will be reached. Furthermore, elements of the proposed settlement would require certain third-party consents, which the Company cannot guarantee can be obtained. (See Note 19). If this settlement is not effectuated, the Company may file post trial motions and/or an appeal to overturn the jury’s verdict and the related attorneys’ fees award, but the outcome of such actions are uncertain.

In December 2008, Mr. Looney filed another lawsuit in the Superior Court of California, County of Orange alleging breach of contract. Mr. Looney alleges in this lawsuit that the UCC foreclosure sale of the assets of Optex constituted a “change-in-control” and claims that the Company is required to pay him an earn-out payment of $3.9 million. The Company believes that it has meritorious defenses to this claim, but there is no assurance that such defenses will prevail. The Company has also filed a cross-complaint against Mr. Looney in this proceeding, alleging that Mr. Looney fraudulently and negligently misrepresented the financial condition of Optex prior to its sale to the Company and breached his contractual obligations to the Company subsequent to that sale. Pursuant to this cross-complaint, the Company is seeking compensatory and punitive damages and attorneys’ fees. On July 30, 2009, the court denied Mr. Looney’s motion for summary adjudication of his claim. This litigation is currently set for trial on January 25, 2010. Management believes that the range of possible outcomes under this lawsuit could range from up to the $3.9 million sought by Mr. Looney to recovery of substantial damages to the Company if the Company’s allegations are upheld. Given this wide range of outcomes, management believes that the probability of loss is not estimable and, therefore, no accrual for loss has been recorded.

In September 2008, Mr. Looney filed a lawsuit in the United States District Court, Central District of California, against John Carson, the Company’s CEO, and John Stuart, the Company’s CFO, alleging that Messrs. Carson and Stuart negligently misrepresented the Company’s financial information when the Company was negotiating with Mr. Looney regarding the acquisition of Optex. Messrs. Carson Stuart strongly deny these allegations. Pursuant to this lawsuit, Mr. Looney is seeking recovery of damages, interest and costs. Because the alleged actions of Mr. Carson and Mr. Stuart were arguably in their capacity as officers of the Company, the Company has agreed to defend Messrs. Carson and Stuart in this lawsuit, subject to waivers of any conflict of

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

interests that may arise, and may be required to indemnify Messrs. Carson and Stuart in this matter. Messrs. Carson and Stuart filed a motion for summary judgment in this matter in September 2009. In November 2009, the Court granted alternate relief in response to the motion for summary judgment, allowing Messrs. Carson and Stuart to conduct further discovery into Mr. Looney’s alleged damages, and ordered Mr. Looney to pay the related attorneys’ fees. This lawsuit is not currently set for trial. Management believes that the probability of loss under this lawsuit is remote and, therefore, no accrual for loss has been recorded.

In April 2009, Mr. Looney initiated litigation against the Company for breach of contract for alleged default under the $400,000 one-year unsecured subordinated promissory note in the State District Court of Dallas County, Texas. Also in April 2009, TWL Group, LP (“TWL”), an entity owned by Mr. Looney, initiated litigation against Optex for breach of contract for alleged default under a $2 million secured subordinated note. Although a motion for summary judgment brought by TWL in this latter mater was granted, the action has been stayed as a result of Optex’s bankruptcy. As a result of the Company’s filings, the litigation on the $400,000 note has been removed to the Federal District Court of Northern Texas. The Company’s defenses against this matter are related to the Company’s defenses and cross-claims in the California courts, defenses that the Company intends to pursue vigorously, but the outcome of which cannot be assured. That matter is set for trial on March 1, 2010. Mr. Looney has filed a motion for summary judgment in this matter, but a hearing date has not been set for this motion.

With the exception of the Looney January 2008 litigation, the outcome of the above litigation is inherently uncertain, and it is currently not possible to estimate the range of possible loss that the Company might realize in the event of an adverse outcome from the various litigations with Mr. Looney. In the event of one or more unfavorable outcomes, there could be a material and adverse effect on the Company’s financial condition. In December 2009, the Company and Mr. Looney entered into voluntary mediation in an attempt to settle all litigation by and between the parties. The outcome of this process was a tentative agreement between the parties regarding a possible settlement. However, the detailed terms of such a settlement have not yet been agreed upon, and there can be no assurance that such agreement will be reached. Furthermore, elements of the proposed settlement would require certain third-party consents, the obtaining of which cannot be guaranteed. (See Note 19).

In April 2008, the Company filed a lawsuit in the Superior Court of California, County of Orange, against Elizabeth Cooper, LLC doing business as iPIG Dev., Elizabeth Cooper, an individual, Eveready Industrial Services Inc., and Steve Morrison, an individual, in his capacity as Eveready’s agent. The lawsuit alleged various causes of action relating to breach of contract, interference with contract, business torts and indemnity claims arising out of a March 2007 development agreement between the Company and iPIG with respect to prototype development of electronic hardware. Because of iPIG’s alleged breaches, the Company had discontinued work under the development agreement in February 2008, which in turn, generated a demand for arbitration by iPIG in March 2008 under an arbitration clause in the agreement. The arbitration demand requested that the Company continue work on the project without compensation and that the Company deliver the prototype designs developed at our expense to iPIG. In November 2008, this litigation was settled in consideration of a cash payment to the Company and the return of certain materials to the defendants related to the development agreement.

In March 2009, FirstMark III, LP, formerly known as Pequot Private Equity Fund III, LP, and FirstMark III Offshore Partners, LP, formerly known as Pequot Offshore Private Equity Partners III, LP, filed a lawsuit in the state Supreme Court, State of New York, County of New York, against the Company. The plaintiffs allege the Company breached a settlement agreement dated December 29, 2006 between them that allegedly required the Company to make certain payments to the plaintiffs that were not made, in the principal amounts of approximately $539,400 and $230,000 plus interest thereon allegedly accruing at 18% from March 14, 2007 and May 31, 2007, respectively. At September 29, 2007, the Company has approximately $1,126,900 of expense accrued reflecting these alleged obligations. The plaintiffs have filed a motion for summary judgment in this matter, which the Company has opposed. The motion has not yet been scheduled for oral argument. The Company is currently in negotiations with the plaintiffs to resolve the matter without further litigation, but such an outcome cannot be assured.

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

The Company has been, and may from time to time, become a party to various other legal proceedings arising in the ordinary course of its business. The Company does not presently know of any such matters, the disposition of which would be likely to have a material effect on the Company’s consolidated financial position, results of operations or liquidity.

Note 16 —	Income Taxes

The income tax provision is based upon management’s review of the Company’s estimated annual income tax rate, including state taxes. The income tax provision for 2009 consists of state minimum taxes currently payable. The income tax provision for fiscal 2008 is based solely on an allocable portion of state minimum taxes.

The provision for income taxes from continuing operations is comprised of:

	Fiscal Year Ended
	September 27, 2009	September 28, 2008

Current federal	$—	$—
Current state	73,600	25,500
Deferred federal	—	—
Deferred state	—	—

Provision for income tax expense	$73,600	$25,500

The provision (benefit) for income taxes from continuing operations differs from the amount computed by applying the statutory federal income tax rate to loss before (provision) benefit for income taxes, excluding the effect of allocation charges to Optex. (See Note 12). The sources and tax effects of the differences are as follows:

	Fiscal Year Ended
	September 27, 2009	September 28, 2008

Income tax provision (benefit) at the federal statutory rate of 34%	$316,500	$(3,771,300)
State income tax provision, net of federal benefit	72,300	16,800
Expiration of operating loss carryforwards	44,801,600	974,600
Other	11,400	(165,800)
Valuation allowance changes affecting the provision for income taxes	(45,128,200)	2,971,200

	$73,600	$25,500

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

The tax effect of significant temporary items comprising the Company’s deferred taxes as of September 27, 2009 and September 28, 2008, are as follows:

	September 27,	September 28,
	2009	2008

Current deferred tax assets:
Book/tax differences related to discontinued operations	$—	$22,700
Reserves not currently deductible	$1,210,600	$1,767,100
Current deferred tax liabilities:
Valuation allowance	(1,210,600)	(1,789,800)

Net current deferred tax assets (liabilities)	$—	$—

Non-current deferred tax assets:
Operating loss carryforwards	$908,200	$48,002,800
Tax credit carryforwards	—	1,669,400
Non-current deferred tax liabilities:
Valuation allowance	(908,200)	(49,672,200)

Net non-current deferred tax asset (liability)	$—	$—

As a result of the ownership change that occurred during the year ended September 27, 2009, the Company has determined that the net operating loss limitation for September 27, 2009 is approximately $73,000 and is approximately $105,000 annually in subsequent years. Therefore, at September 27, 2009, the Company had remaining available net operating loss (“NOL”) carryforwards of approximately $2,300,000 for federal income tax purposes expiring in fiscal year 2029, and $1,700,000 for California tax purposes expiring in fiscal year 2029.

Because realization of the tax benefit of deferred tax assets is uncertain, the Company has provided a 100% valuation allowance against such assets as of September 27, 2009 and September 28, 2008.

FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 became effective for the Company beginning October 1, 2007. The Company has evaluated the application of FIN 48 for the quarter ended December 30, 2007 and subsequent periods and has concluded that under its provisions no additional accrual for taxes, penalty or interest is required. Interest and penalties related to uncertain tax positions will be reflected in income tax expense.

Note 17 —	Concentration of Revenues and Sources of Supply

In fiscal 2009, direct contracts with the U.S. government accounted for 61% of the Company’s total revenues, and second-tier government contracts with prime government contractors accounted for 26% of total revenues. The remaining 13% of the Company’s total revenues fiscal 2009 were derived from non-government sources. Of the revenues derived directly or indirectly from U.S. government agencies, the U.S. Air Force and the U.S. Army accounted for 33% and 16%, respectively, of total revenues in fiscal 2009. Loss of either of these customers would have a material adverse impact on our business, financial condition and results of operations. No other single governmental or non-governmental customer accounted for more than 10% of the total consolidated revenues in fiscal 2009.

In fiscal 2008, direct contracts with the U.S. government accounted for 40% of the Company’s total revenues, and second-tier government contracts with government contractors accounted for 26% of total revenues. The remaining 34% of the Company’s total revenues in fiscal 2008 were derived from non-government sources. Of the

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

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

The Company’s management evaluates financial information to review the performance of the Company’s research and development contract business separately from the Company’s product business, but only to the extent of the revenues and the cost of revenues of the two segments. Because the various indirect expense operations of the Company, as well as its assets, now support all of its revenue-generating operations in a matrix manner, frequently in circumstances in which a distinction between research and development contract support and product support is difficult to identify, segregation of these indirect costs and assets is impracticable. The revenues and gross profit or loss of the Company’s two reportable segments for fiscal 2009 and fiscal 2008 are shown in the following table. The

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies.

	Fiscal Years Ended
	September 27,	September 28,
	2009	2008

Contract research and development revenue	$10,003,500	$14,157,900
Cost of contract research and development revenue	8,467,800	11,339,000

Contract research and development segment gross profit	$1,535,700	$2,818,900
Product sales	$1,515,900	$2,489,100
Cost of product sales	1,494,400	1,885,600

Product segment gross profit	$21,500	$603,500

Reconciliations of segment revenues to total revenues are as follows:

	Fiscal Years Ended
	September 27,	September 28,
	2009	2008

Contract research and development revenue	$10,003,500	$14,157,900
Product Sales	1,515,900	2,489,100
Other revenue	16,800	30,000

Total revenues	$11,536,200	$16,677,000

Reconciliations of segment gross profit (loss) to income (loss) from continuing operations before minority interest and provision for income taxes are as follows:

	Fiscal Years Ended
	September 27,	September 28,
	2009	2008

Contract research and development segment gross profit	$1,535,700	$2,818,900
Product segment gross profit	21,500	603,500

Net segment gross profit	1,557,200	3,422,400
Add (deduct) Other revenue	16,800	30,000
General and administrative expense	(9,561,700)	(8,932,400)
Research and development expense	(2,266,700)	(1,512,500)
Interest expense	(1,635,500)	(6,100,200)
Provision for litigation judgment	(834,300)	—
Gain on elimination of consolidated debt	2,539,200	—
Gain on sale or disposal of assets	8,640,800	315,600
Gain from reduction in pension liability	2,442,900	—
Interest and other income	31,200	2,400

Income (loss) from continuing operations before minority interest and provision for income taxes	$929,900	$(12,774,700)

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

Note 19 —	Subsequent Events

Private Placement of Convertible Preferred Stock and Common Stock Warrants

On September 30, 2009, the Company sold and issued to 66 accredited investors (the “Investors”) an aggregate of 3,490 preferred stock units (the “Units”) at a purchase price of $700 per Unit (the “Private Placement”). The $2,443,000 aggregate purchase price for the Units was paid in cash to the Company.

Each Unit is comprised of one share of the Company’s newly created Series B Convertible Preferred Stock (the “Series B Stock”), plus a five-year warrant to purchase the number of shares of the Company’s Common Stock equal to thirty percent (30%) of the number of shares of Common Stock issuable from conversion of one share of Series B Stock at the initial conversion price (the “Investor Warrants”). The initial exercise price of each Investor Warrant is $0.55, which was 110% of the last consolidated closing bid price of the Company’s Common Stock as determined in accordance with Nasdaq rules immediately preceding the Company entering into the binding agreement to sell the Units. The total number of shares of Common Stock issuable upon exercise of the Investor Warrants at the initial exercise price is 2,094,000 in the aggregate.

Each share of Series B Stock is convertible at any time at the holder’s option into 2,000 shares of Common Stock at an initial conversion price per converted share of Common Stock equal to $0.50, which was the last consolidated closing bid price of the Company’s Common Stock as determined in accordance with Nasdaq rules immediately preceding the Company entering into the binding Subscription Agreement. The conversion price of the Series B Stock is subject to adjustment for stock splits, stock dividends, recapitalizations and the like. The total number of shares of Common Stock issuable upon conversion of the Series B Stock at the initial conversion price is 6,980,000 in the aggregate. A complete description of the terms of the Series B Stock was previously disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2009.

In consideration for services rendered as the lead placement agent in the Private Placement, on September 30, 2009, the Company paid J.P. Turner & Company, LLC (i) cash commissions aggregating $195,440, which represents 8% of the gross proceeds of the Private Placement, (ii) a management fee of $48,860, which represents 2% of the gross proceeds of the Private Placement and (iii) an expense allowance fee of $73,290, which represents 3% of the gross proceeds of the Private Placement, and issued to J.P. Turner Partners, L.P. a five-year warrant to purchase 907,400 shares of the Company’s Common Stock at an exercise price of $0.55 per share (the “Agent Warrant”), which was 110% of the last consolidated closing bid price of the Company’s Common Stock as determined in accordance with Nasdaq rules immediately preceding the Company entering into the Agent Warrant.

The Investor Warrants and the Agent Warrant may be exercised in cash or pursuant to a net exercise provision if the Company does not register the shares of Common Stock issuable upon exercise of the Investor Warrants or Agent Warrant on or prior to March 30, 2010. The exercise price of the Investor Warrants and the Agent Warrant is subject to adjustment for stock splits, stock dividends, recapitalizations and the like. The Investor Warrants and Agent Warrant also are subject to a blocker that would prevent each holder’s Common Stock ownership at any given time from exceeding 4.99% of the Company’s outstanding Common Stock (which percentage may increase but never above 9.99%).

None of the Series B Stock, Investor Warrants, Agent Warrant or the Common Stock issuable upon conversion or exercise thereof has been registered under the Securities Act of 1933 and none may be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company does not plan to register the Series B Stock, Investor Warrants or Agent Warrant (or the Common Stock issuable upon exercise of the Investor Warrants or Agent Warrant), but has agreed to file a registration statement on Form S-3 covering the resale of such number of shares of Common Stock issuable upon conversion of the Series B Stock as is permitted to be registered for resale under the rules of the Securities and Exchange Commission.

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

Mediation for Potential Settlement of Litigation

In December 2009, the Company and Timothy Looney entered into voluntary mediation in an attempt to settle the litigation between Mr. Looney and TWL, on one hand, and the Company, Optex, Mr. Carson, the Company’s Chief Executive Officer and Mr. Stuart, the Company’s Chief Financial Officer, on the other hand. As a result of this mediation, the parties tentatively agreed in concept to a potential settlement of all disputes, which settlement is expected to involve consideration to be paid by the Company to Mr. Looney with an aggregate value of approximately $2.5 million. This consideration is contemplated to consist of $50,000 in cash and a combination of convertible preferred stock of the Company and a one-year promissory note, with the terms of such preferred stock and note instruments to be negotiated. This is no guarantee that the parties will be able to agree on such terms. Furthermore, issuance of a new convertible preferred stock of the Company would require the consent of holders of the Company’s existing preferred stock, and there is no guarantee that such consents can be obtained. The proposed settlement would also be subject to the execution of a definitive settlement agreement, and there can be no assurance that such a definitive settlement agreement will be agreed to and executed.

Of the aggregate $2.5 million amount of the proposed settlement, approximately $1.5 million has already been recorded in the Company’s financial statements as of September 27, 2009. If the proposed settlement is fully negotiated, agreed to and ultimately effectuated, it is anticipated that the approximate $1.0 million additional amount will be recorded as an expense by the Company in fiscal 2010.

Entrance of Judgment for Lawsuit

In December 2009, the Superior Court of California, County of Orange, entered a judgment in the jury trial of the January 2008 Looney lawsuit in favor of Mr. Looney. The aggregate amount of the judgment was $959,446, an amount approximating the amount recorded in the Company’s Consolidated Financial Statements at September 27, 2009. This matter is included in the potential settlement discussed above.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Irvine Sensors Corporation
Costa Mesa, California

We have audited the accompanying consolidated balance sheet of Irvine Sensors Corporation as of September 27, 2009, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Irvine Sensors Corporation as of September 27, 2009, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, as of September 27, 2009 the Company has negative working capital of $6.3 million and the Company would have incurred a substantial net loss for the fiscal year ended September 27, 2009 were it not for substantial gains realized upon the sale of certain patent assets, the bankruptcy of its Optex subsidiary and a reduction in pension liability. These factors, among others, as discussed in Note 2 to the consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Squar, Milner, Peterson, Miranda & Williamson, LLP

Irvine, California
December 22, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Irvine Sensors Corporation
Costa Mesa, California

We have audited the accompanying consolidated balance sheet of Irvine Sensors Corporation as of September 28, 2008 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. Our audit of the basic financial statements included the financial statement Schedule II listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Irvine Sensors Corporation as of September 28, 2008 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement Schedule II, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company incurred a net loss of $21.6 million for the year ended September 28, 2008, and the Company had a working capital deficit of $16.1 million at September 28, 2008. These factors, among others, as discussed in Note 2 to the consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2 to the consolidated financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Grant Thornton LLP

Irvine, California
January 9, 2009