Form 10-K/A
period 2009-09-27
IRVINE SENSORS CORP/DE/
filed 2010-01-25
CIK 357108

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

As of January 19, 2010, there were 13,985,316 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
None.

IRVINE SENSORS CORPORATION

ANNUAL REPORT ON FORM 10-K/A (AMENDMENT NO. 1)
FOR THE FISCAL YEAR ENDED SEPTEMBER 27, 2009

TABLE OF CONTENTS

EXPLANATORY NOTE

On December 23, 2009, we filed with the Securities and Exchange Commission, which we refer to hereafter as the SEC, our Annual Report on Form 10-K for our fiscal year ended September 27, 2009, referred to below as our Initial Form 10-K. In accordance with SEC rules, we incorporated by reference Part III of our Initial Form 10-K from the definitive Proxy Statement to be filed by us in connection with our 2010 Annual Stockholders’ Meeting, which we had anticipated filing on or before January 25, 2010. Since filing our Initial Form 10-K, we have decided to delay the filing of our definitive Proxy Statement until after January 25, 2010. Accordingly, in accordance with SEC rules, we are filing this amendment to our Initial Form 10-K to include the disclosures required by Part III of Form 10-K.

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

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our executive officers and directors, and their ages, positions and biographical information, as of January 15, 2010, are as follows:

Name	Age	Position

John C. Carson	71	Chairman of the Board, Chief Executive Officer and President
Peter Kenefick	50	Vice President
Volkan Ozguz	54	Senior Vice President and Chief Technical Officer
Daryl L. Smetana	58	Vice President
John J. Stuart, Jr.	70	Senior Vice President, Chief Financial Officer, Secretary and Treasurer
Marc Dumont(1)(2)(3)	66	Director
Jack Johnson(1)(3)	62	Director
Thomas M. Kelly(1)(2)	68	Director
Frank Ragano(3)	81	Director
Robert G. Richards(2)	81	Director

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

(3)	Member of the Nominating and Corporate Governance Committee

Mr. Carson is one of our co-founders and has been one of our directors from April 1982 through May 2002 and again from March 2003 to date. He became Chairman of the Board in August 2008. Mr. Carson has served as our Chief Executive Officer since April 2005, our President since May 2002, our Chief Operating Officer since October 2001 and, prior to that time, as a Senior Vice President from April 1982 through May 2002. He became Chief Technical Officer in February 1997. Since December 30, 2005, Mr. Carson has served as a director of Optex, our subsidiary that entered bankruptcy in September 2009. Mr. Carson has also served as a director of our subsidiary MSI, a licensor of technology related to micromachined products (since October 1997), our subsidiary iNetWorks, a developer of technology related to Internet routing (since November 2000), our subsidiary Novalog, a provider of wireless infrared chip products (since May 2002), and our subsidiary RedHawk Vision, a provider of software products (since May 2002). He has also been Chief Executive Officer of MSI since May 2002 and Novalog and RedHawk since April 2005 and President of Optex since October 2007. Mr. Carson has been awarded 15 patents for smart sensors, 3D packaging and single processing architectures, including neural networks. Mr. Carson holds a B. S. in Physics from the Massachusetts Institute of Technology.

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

Mr. Kenefick has been one of our Vice Presidents since October 2006. He was also Vice President of Optex from September 2007. He joined us in April 2005 as Director of Advanced Systems. Prior to that time, from January 2001 until he joined us, Mr. Kenefick was Program Manager at Hamilton Sundstrand Sensor Systems, where he was responsible for development and low rate production of a highly complex military sensor system. From August 1994 to January 2001, Mr. Kenefick had program management assignments with BF Goodrich Aerospace, Space Flight Systems, culminating with his appointment as Director of Space Programs for that company. Prior to his affiliation with BF Goodrich, Mr. Kenefick had approximately 13 years of program management and engineering experience with aerospace and defense contractors. Mr. Kenefick holds a B.S. in Mechanical Engineering from Rensselaer Polytechnic Institute.

Dr. Ozguz has been one of our Senior Vice Presidents since March 2005 and Chief Technical Officer since March 2004. He has been with us since December 1995 in various management positions in research and development. Effective December 2009, Dr. Ozguz took an extended personal leave of absence, but still retains his positions with us and is available for consulting services while on leave. Prior to joining us, Dr. Ozguz was a research scientist and lecturer at the University of California, San Diego. He is the author of numerous technical publications and is the inventor on several patents assigned to us. Dr. Ozguz holds a B.S. and M.S. in Electrical Engineering from Istanbul Technical University and a Ph.D. in Electrical Engineering from North Carolina State University.

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

Mr. Stuart joined us in January 1983 as our Manager of Special Projects and Communications, became our Chief Financial Officer and Treasurer in July 1985, a Vice President in June 1995, a Senior Vice President in November 1998 and Secretary in March 2001. He relinquished the position of Treasurer in February 1995. Effective October 1998, Mr. Stuart re-assumed the position of Treasurer in addition to his other responsibilities. Mr. Stuart has been a member of the Board of Directors of Optex (from December 30, 2005), of Novalog (since October 1995), of MSI (since October 1997), of RedHawk Vision (since March 2000) and of iNetWorks (since October 2000). During these periods Mr. Stuart has also served as Chief Financial Officer and Secretary of Optex, and has served and continues to serve as Chief Financial Officer of MSI, RedHawk Vision and iNetWorks. He was also Chief Financial Officer of Novalog from October 1995 to June 2001. In May 2002, he became Secretary of Novalog, and in October 2002, resumed the position of Chief Financial Officer of Novalog. Mr. Stuart holds a B.S. in Industrial Management from the Massachusetts Institute of Technology.

Directors and officers are elected on an annual basis. The term of each director’s service expires at our next annual meeting of stockholders or at such time as his or her successor is duly elected and qualified or upon his or her earlier death, resignation or removal. Officers serve at the discretion of the Board.

There are no family relationships between any of our director nominees, executive officers or other key personnel and any other of our director nominees, executive officers or other key personnel.

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

Corporate Governance, Board Composition and Board Committees

Board Committees and Meetings

Our Board is composed of a majority of independent directors (as independence is defined under Nasdaq listing standards). Mr. Carson is not considered independent due to his employment with us during the past three fiscal years. Except for Mr. Carson, all of the other directors are considered independent under Nasdaq listing standards. During the fiscal year ended September 27, 2009, which we refer to as fiscal 2009, the Board held eight meetings and acted by unanimous written consent on four occasions. The Board has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Each director attended or participated in 75% or more of (i) the total number of meetings of the Board during his term of service and (ii) the total number of meetings held during his term of service by all committees of the Board on which such director served during fiscal 2009. We also encourage all members of the Board to attend our annual meeting of stockholders each year. All current directors except General Ragano attended our annual meeting in 2009.

Audit Committee

The Audit Committee currently consists of three directors, Mr. Johnson, who has served as its Chairman since his election to the Board in July 2008, Mr. Dumont and Dr. Kelly, each of whom also served on the Audit Committee during fiscal 2009. The Audit Committee reviews, acts on and reports to the Board with respect to various auditing and accounting matters, including the selection of our independent auditors, the scope of the annual audits, pre-approval of any non-audit services to be performed by and all fees to be paid to our independent auditors, the performance of our accountants, our accounting practices and internal accounting controls. The Audit Committee is responsible for establishing, and has established, procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters, and for the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters. In addition, all related person transactions are reviewed and approved by the Audit Committee. See “Certain Relationships and Related Person Transactions” below. The Audit Committee held ten meetings during fiscal 2009. The Board has determined that all members of the Audit Committee are “independent” as that term is defined under the Nasdaq listing standards and under special standards established by the SEC. Each member of the Audit Committee can read and has an understanding of fundamental financial statements. Mr. Johnson, the Audit Committee’s Chairman, has been designated by the Board as the Audit Committee’s financial expert as that term is described in Item 407(d)(5) of Regulation S-K. Stockholders should understand that this designation is a disclosure requirement of the SEC related to Mr. Johnson’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose on Mr. Johnson any duties, obligations or liability that are greater than are generally imposed on him as a member of the Audit Committee and the Board, and his designation as an Audit Committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or Board. The Board has adopted and approved a written charter for the Audit Committee, and a copy of this charter is posted on our web site at http://www.irvine-sensors.com under the Investors section. The inclusion of our web site address in this report does not include or incorporate by reference the information on our web site into this report.

Compensation Committee

The Compensation Committee currently consists of three directors, Mr. Dumont, who serves as its Chairman, Dr. Kelly and Mr. Richards. This Committee reviews and approves our general compensation policies, makes recommendations to the Board as to the salaries of our officers and executive bonuses and makes or recommends to the Board the award of stock options and restricted stock grants to employees, officers and directors. The Compensation Committee held six meetings during fiscal 2009 and acted by unanimous consent on three occasions. The Board has determined that all members of the Compensation Committee are “independent” as defined under the Nasdaq listing standards. The Board has adopted and approved a written charter for the Compensation Committee. A copy of this charter is posted on our web site at http://www.irvine-sensors.com under the Investors section. The inclusion of our web site address in this report does not include or incorporate by reference the information on our web site into this report.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee currently consists of three directors, Mr. Dumont, who serves as its Chairman, Mr. Johnson and Gen. Ragano, each of whom the Board has determined is “independent” as defined under the Nasdaq listing standards. The Nominating and Corporate Governance Committee identifies, screens and reviews potential directors and makes recommendations to the Board for management nominees for election to the Board at each annual meeting of stockholders and candidates to fill any vacancies on the Board. All director nominees are either selected or recommended for the Board’s selection, either by a majority of the independent directors of the Board or this committee comprised solely of independent directors. This Committee also reviews and recommends our policies and procedures regarding corporate ethics and other corporate governance matters. The Nominating and Corporate Governance Committee held one meeting during fiscal 2009. The Board has adopted and approved a written charter for the Nominating and Corporate Governance Committee, and a copy of this charter is posted on our web site at http://www.irvine-sensors.com under the Investors section. The inclusion of our web site address in this report does not include or incorporate by reference the information on our web site into this report.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, which we refer to hereafter as the Exchange Act, requires our officers and directors and persons who own more than ten percent of a class of our equity securities registered under the Exchange Act, to file with the SEC reports of ownership and changes in ownership of our Common Stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of these forms, we believe that each of our executive officers, directors and holders of ten percent or more of our Common Stock timely filed all reports required to be filed pursuant to Section 16(a) of the Exchange Act during fiscal 2009.

Item 11.	Executive Compensation

The following discussion and analysis of our compensation practices and related compensation information should be read in conjunction with the Summary Compensation Table and other tables included in this report, as well as our financial statements and management’s discussion and analysis of financial condition and results of operations included in our Initial Form 10-K for the fiscal year ended September 27, 2009. The following discussion includes statements of judgment and forward-looking statements that involve risks and uncertainties. These forward-looking statements are based on our current expectations, estimates and projections about our industry, our business, compensation, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words and include, but are not limited to, statements regarding projected performance and compensation. Actual results could differ significantly from those projected in the forward-looking statements as a result of certain factors, including, but not limited to, the risk factors discussed in our Initial Form 10-K for the fiscal year ended September 27, 2009. We assume no obligation to update the forward-looking statements or such risk factors.

Summary of Fiscal 2008 and Fiscal 2009 Executive Compensation

A summary of executive compensation for fiscal 2008 and fiscal 2009 for our named principal executive officer and our two other highest paid named executive officers is presented in the following table. A narrative description of the material factors pertinent to the information contained in this summary compensation table follows this table.

Summary Compensation Table

							Change in
							Pension Value
							and
							Nonqualified
							Deferred
				Stock		Non-Equity	Compensation	All Other
			Bonus	Awards	Option	Incentive Plan	Earnings	Compensation
	Fiscal	Salary	($)	($)	Awards	Compensation	($)	($)	Total
Name and Principal Position	Year	($)	(1)	(2)	($)	($)	(3)	(4)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

John C. Carson	2009	290,014	29,000	—	—	—	—	31,953	350,967
Chief Executive Officer and President	2008	280,779	—	—	—	—	(95,470)	53,854	239,163
John J. Stuart, Jr.	2009	258,350	25,000	—	—	—	—	29,583	312,993
Chief Financial Officer, Senior Vice President, Secretary and Treasurer	2008	251,231	—	—	—	—	(97,710)	33,822	188,343
Volkan Ozguz	2009	244,442	10,564	—	—		—	26,463	281,469
Senior Vice President,	2008	248,352	11,956	43,605	—		—	10,516	314,429
Chief Technical Officer

(1)	The sole fiscal 2008 bonus award was declared for Dr. Ozguz in January 2009 based on performance against fiscal 2008 individual incentive targets established in January 2008, as measured upon filing of our Initial Form 10-K in January 2009. The fiscal 2009 bonus awards were declared for Mr. Carson and Mr. Stuart in December 2009 based on performance against fiscal 2009 individual incentive targets established in March 2009, but have not yet been paid. All bonus awards for fiscal 2008 and fiscal 2009 are payable 35% in cash and 65% in common stock under the 2006 Omnibus Incentive Plan.

(2)	Reflects stock portion of the bonus award for fiscal 2008 referred to in footnote (1) above.

(3)	Pension values declined in fiscal 2008 because the named individuals remained employed with us, and the present value of projected future payment streams declined correspondingly. In fiscal 2009, the named individuals voluntarily waived their future pension entitlements, which would have otherwise been an aggregate of $2,442,858 at September 27, 2009. This reduction is not reflected in the table. Nonqualified deferred compensation in our plan is derived from a market-based security, our Common Stock, and as such, does not contribute above-market earnings to the accounts of the named individuals.

(4)	Amounts in this column include the value of shares contributed to the named individual’s account in the Employee Stock Bonus Plan. See “Employee Stock Bonus Plan.” Amounts in this column also include the value of shares contributed to a Rabbi Trust to be held for the benefit of the named individuals pursuant to a non-qualified deferred compensation retirement plan. See “Non-Qualified Deferred Compensation Plan.”

Base Salary.  Our Compensation Committee reviews all named executive officer base salaries annually, taking into account both updated peer group data in the public domain and from third-party proprietary survey sources such as the AEA and the NACD and individual performance during the previous year. We believe that adjustments should be made to base salary both to reflect market changes and to reward high performance within the confines of overall expense control. Each of our named executive officers undergoes an annual performance review with our Chief Executive Officer, and during that review develops an individual performance plan for the upcoming year. In reviewing past performance, the Chief Executive Officer and the named executive officer will compare actual performance during the review year to the objectives set at the beginning of the year, taking into account other factors that may not have been anticipated when the objectives were first set. In setting objectives for the upcoming year, the Chief Executive Officer and the named executive officer will typically consider not only corporate objectives, but also the named executive officer’s short and long-term career objectives.

To assist our Compensation Committee in reviewing named executive officer performance in fiscal 2008 for fiscal 2009 compensation purposes and in fiscal 2007 for fiscal 2008 compensation purposes, our Chief Executive Officer provided the Compensation Committee with his analysis of the performance and potential of each named executive officer, and made recommendations based on how well each named executive officer executed on his individual performance plan while also taking into account compensation paid in comparable industries, as identified by the AEA and the NACD. In the case of the Chief Executive Officer, the Compensation Committee ranked his fiscal 2007 performance against goals set by the Compensation Committee early in fiscal 2007. These considerations resulted in a recommendation for a 11.5% increase in the Chief Executive Officer’s base salary commencing in January 2008. Recommendations to adjust base salaries of other named executive officers during fiscal 2008 were made by the Compensation Committee on January 14, 2008, ratified by the Board of Directors on January 15, 2008 and such adjustments took effect on January 2, 2008, resulting in the base salaries of our other named executive officers being increased by 4% for the last three quarters of fiscal 2008. There were no adjustments to the base salaries of the Chief Executive Officer and other named executive officers’ base salaries in fiscal 2009, although the base salaries of these individuals were in effect for the whole of fiscal 2009 as compared to only three quarters of fiscal 2008.

Discretionary Bonus.  The Compensation Committee also has the discretion under extraordinary circumstances to award bonuses to named executive officers at the recommendation of the Chief Executive Officer. The Chief Executive Officer did not recommended any discretionary bonuses to named executive officers for fiscal 2008 and fiscal 2009.

Annual Incentive Awards Plan.  We have an annual incentive awards plan for executives to more closely align executive compensation with our annual operating plan as measured by financial results. Incentive targets for each named executive officer are determined by the Compensation Committee after considering the recommendation of our Chief Executive Officer. Annual incentive plan awards are designed to reward personal contributions to our success and are earned under a structured formula. The threshold for earning incentive awards for fiscal 2009 was set at attaining 90% of our total target revenues or the revenues of the respective business unit for which the named executive officer was responsible and at attaining 50% to 70% for other metrics. Achievement of the threshold award level was to result in 50% of the target bonus associated with each metric for each named executive officer, with bonus awards increasing linearly as achievement exceeded threshold levels up to 100% of the target bonus being earned at full achievement of performance targets. For achievement above target, awards were to increase proportionately to the percentage increase in the metric above target up to a maximum of 200%.

For fiscal 2009 and fiscal 2008, annual incentive award targets for named executive officers were established for payments to be made with a combination of stock awards vesting over time and cash. Both stock and cash awards for fiscal 2009 and fiscal 2008 were based on performance measurements within a twelve month period, so they are not considered long-term incentive awards as discussed below, even though a portion of such stock awards do not become fully vested upon grant.

Two named executive officers, Mr. Carson and Mr. Stuart, partially met incentive bonus award targets for fiscal 2009. Mr. Carson’s and Mr. Stuart’s incentive awards resulted from consummation of a sale of patent assets by the Company for an aggregate sales price of $9.5 million in fiscal 2009. These fiscal 2009 incentive awards to Mr. Carson and Mr. Stuart have been approved by the Compensation Committee and the Board, effective with the filing of our Initial Form 10-K for fiscal 2009, but have not yet been paid. The stock component will be paid with shares of common stock, one-third of which shares will be immediately vested and the remaining two-thirds of which will vest upon each anniversary of the filing of the fiscal 2009 Initial Form 10-K over a two-year period, so long as the recipients remain in our service.

One named executive officer, Dr. Ozguz, partially met incentive bonus award targets as determined by final results for fiscal 2008. Dr. Ozguz’s incentive award resulted from achievement of his fiscal 2008 threshold business unit revenue target of $9.1 million. The incentive award to Dr. Ozguz, based on performance metrics for fiscal 2008, was approved by the Compensation Committee and the Board, effective with the filing of our Form 10-K for fiscal 2008. The stock component of Dr. Ozguz’s award was paid with shares of common stock issued on April 1, 2009, one-third of which shares were immediately vested and the remaining two-thirds of which will vest upon each anniversary of the filing of the fiscal 2008 Form 10-K over a two-year period, so long as Dr. Ozguz remains in our service.

Fiscal 2010 annual incentive award targets for named executive officers were established in January 2010, based on performance targets for the various business units, as well as those of our total business. Threshold criteria for award of fiscal 2010 incentive awards remained at 90% for revenue targets and 70% to 80% for other performance metrics. Fiscal 2010 incentive award targets have not been set for Dr. Ozguz, pending completion of his personal leave of absence. The fiscal 2010 incentive award targets for Mr. Carson, the CEO and Mr. Stuart, the CFO, contain elements related to total revenue, EBIT and earnings before interest, taxes, depreciation and amortization, or EBITDA, of the consolidated business. Accordingly, incentive awards for these individuals will be substantially more difficult to achieve because of the requirement for the consolidated business to achieve at least 90% of the total revenue target, 70% of the EBIT target and 70% of the EBITDA target in fiscal 2010, regardless of whether any of the business units exceed their threshold targets.

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

Under our 2006 Omnibus Incentive Plan, the development of which took into account certain advice of a compensation consultant, we have the ability to grant different forms of equity compensation, including stock options, stock appreciation rights, non-vested stock and non-vested stock units, performance awards and other stock grants. Prior to fiscal 2007, we chose largely to use stock options for purposes of providing long-term incentives since we believed they could provide incentives that are commensurate with total stockholder return and employee retention. While we have continued to utilize the grant of stock options to officers and directors in recognition of special circumstances, starting in fiscal 2007 we changed our standard executive compensation practice to emphasize an “earned bonus” concept, with the amount of the bonus based on attainment of pre-specified internal measures related to the executive’s areas of responsibility and to de-emphasize the use of stock options as the primary element of our incentive compensation. We made this change to more closely align the value of incentive payments with the current performance of each executive, rather than primarily relying on the incentives derived from stock options, whose value is based partially on the performance of the corporation as a whole and partially by market forces outside of the control of the executive. We plan to pay any such incentive bonuses generally by awarding 65% of said bonuses in stock valued at the closing price of our common stock not earlier than four trading days after our Form 10-K is filed for the fiscal year in which the bonuses are earned, or such later date when the amount of the incentive bonus is both determinable and has been ratified by the Compensation Committee or the Board of Directors, and the 35% remainder in cash. The stock component of such an award typically vests in three equal annual increments with the first one-third vesting immediately upon grant. We believe that this approach will offer a more immediate incentive to achievement of pre-specified performance goals while still providing an incentive to work towards achieving increases in the value of our common stock. In contrast, stock options only provide actual economic value to the executive officer if the market price of our shares appreciates over the option term. We continue to believe that time-vesting incentive awards, whether of nonvested stock or stock option grants, offers an incentive for executive retention. Lastly, changes in the financial accounting standards for share based compensation that became effective in our fiscal 2006 eliminated the accounting benefit from the issuance of stock options that previously existed, and we believe our current incentive compensation program should provide greater incentives for our executives at the same or lesser cost than continuing our previous primary reliance on stock options.

In fiscal 2008, we made stock option grants to named executive officers in recognition of extraordinary demands placed upon such individuals by the Company’s financial circumstances. In fiscal 2009, we made no stock option grants to named executive officers. The compensation amounts shown for stock options in the Summary Compensation Table are calculated in accordance with Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”) and represent the amount of compensation earned during fiscal 2008 and fiscal 2009 that is reflected in our financial statements. Actual compensation earned from stock options can be higher or lower than the compensation expense recognized for purposes of SFAS 123(R).

The stock options we granted in fiscal 2008 to named executive officers were to Mr. Carson and Mr. Stuart and amounted to options to purchase 60,000 shares and 30,000 shares, respectively, or an aggregate of less than 1.0% of our presently outstanding common stock. These options were granted to Mr. Carson and Mr. Stuart on March 5, 2008, pursuant to action taken at a meeting of our Compensation Committee on that date. The material terms of the stock options granted to these named executive officers in fiscal 2008 included: (a) exercise price of $13.00 per share, which was greater than the fair market value of our Common Stock on the grant date; (b) 25% of grant vesting at September 30, 2008, March 31, 2009, September 30, 2009 and March 31, 2010; and (c) ten year term.

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

Outstanding equity awards held by named executive officers at fiscal 2009 year-end, September 27, 2009, are shown in the following table:

Outstanding Equity Awards at Fiscal Year-End

	Option Awards							Stock Awards
									Equity
								Equity	Incentive Plan
			Equity					Incentive Plan	Awards:
			Incentive Plan					Awards:	Market or
			Awards:				Market	Number of	Payout Value
	Number of	Number of	Number of			Number of	Value of	Unearned	of Unearned
	Securities	Securities	Securities			Shares or	Shares or	Shares, Units	Shares, Units
	Underlying	Underlying	Underlying			Units of	Units of	or Other	or Other
	Unexercised	Unexercised	Unexercised	Option		Stock That	Stock That	Rights That	Rights That
	Options	Options	Unearned	Exercise	Option	Have Not	Have Not	Have Not	Have Not
	(#)	(#)	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

John C. Carson	3,500	—	—	26.40	9/20/15	—	—	—	—
Chief Executive	15,000			36.20	3/02/14	—	—
Officer and President	60,000			13.00	3/05/18	30,000	—
John J. Stuart, Jr.	2,400	—	—	11.60	4/16/12	—	—	—	—
Chief Financial	7,500			26.40	9/20/15	—	—
Officer, Senior Vice	15,000			36.20	3/02/14	—	—
President, Secretary and Treasurer	30,000			13.00	3/05/18	15,000	—
Volkan Ozguz	1,500	—	—	10.40	3/25/13	—	—	—	—
Senior Vice	1,500			11.50	12/03/11
President, Chief	1,448			11.60	4/16/12
Technical Officer	1,500			21.50	3/16/15
	5,000			26.40	9/20/15
	1,393			28.50	3/29/14

Non-Qualified Deferred Compensation Plan.  We maintain a deferred compensation plan, the Non-Qualified Deferred Compensation Plan, for certain key employees with long-term service with us, including three executive officers and other non-executive employees. This plan was established to recognize long term service and motivate such employees to continue their employment with us. Annual contributions are made at the discretion of our Board of Directors. All contributions are of our common stock and are made to a Rabbi Trust under such plan to be held for the benefit of the deferred compensation plan participants. In October 2007, the Board of Directors authorized a fiscal 2008 contribution to the deferred compensation plan in the amount of 10,000 shares of common stock valued at $99,000. The Board of Directors has historically contributed 10,000 shares of common stock to the deferred compensation plan each fiscal year so long as such contribution does not exceed approximately $262,000 in value, but the Board of Directors did not make such a contribution for fiscal 2009 and there is no assurance that this practice will be continued in the future. Participants’ potential distributions from the Rabbi Trust represent unsecured claims against us. The Rabbi Trust was established by us and is subject to creditors’ claims. Shares in this plan are fully vested and may be distributed to each plan beneficiary when they retire or terminate from service with us. We amended the Non-Qualified Deferred Compensation Plan in fiscal 2008 to comply with technical requirements of Section 409A of the Internal Revenue Code. The valuation of the shares of common stock held by the Rabbi Trust for the benefit of two named executive officers, Mr. Carson and Mr. Stuart, declined $9,675 and $7,815, respectively, in fiscal 2009.

Employee Stock Bonus Plan.  All of the Company’s employees participate in the Employee Stock Bonus Plan, which we refer to as the ESBP, which is a tax-qualified retirement plan established by us in fiscal 1982 and funded annually with stock contributions thereafter to encourage employee retention and align employee interests with those of outside stockholders. Employees are enrolled in the ESBP as of the day following the date on which the employee completes at least one hour of work. In order to share in our contribution to the ESBP in any fiscal year of the ESBP, which we refer to as the Plan Year, an employee must have worked a minimum of 1,000 hours during the Plan Year, and be employed by us at the end of the Plan Year. To date, the ESBP has been funded only with previously unissued shares of our common and preferred stock; thus, we have not contributed any cash to the ESBP. The ESBP’s assets are allocated annually to the participating employees’ accounts in the respective ratios that each participating employee’s compensation for that year bears to the total compensation of participating employees. An employee’s participation in the ESBP terminates on his retirement, disability or death, at which time the employee will receive that portion of his or her account that has vested. In fiscal 2009, an employee’s account vested at a rate of 20% per year and was 100% vested after five years of employment or upon attaining age 65, whichever comes first. Participants are allowed to diversify contributions made in shares of the Company’s stock into other investment options after having attained three years of service. There are no special vesting rates for executives. All executive officers named in the Summary Compensation Table participate in the ESBP. In the fiscal year ended September 28, 2008, we contributed 501,010 shares of common stock to the ESBP valued at $1,400,000 as of the date of contribution. In the fiscal year ended September 27, 2009, we contributed 1,785,714 shares of common stock to the ESBP valued at $750,000 as of the date of contribution. Historically, we have contributed approximately 10% of gross annual payroll to the ESBP, but there is no assurance that we will continue this practice in the future. The value of contributions to the accounts of the named executive officers for fiscal 2008 and fiscal 2009 have been included in “All Other Compensation” in the Summary Compensation Table based on valuation at September 28, 2008 and September 27, 2009, the last dates of the respective fiscal years, the effective dates when allocations were made to participant accounts.

Perquisites.  Our executives are entitled to the same perquisites as all employees and do not receive additional perquisites because they hold executive positions, except as described below. Our executive officers all participate in our Employee Stock Bonus Plan, a tax-qualified retirement plan made available to all full-time employees. In addition, three of the executive officers are long term employees who participate in the Non-Qualified Deferred Compensation Plan, under which the Board authorized the contribution of 10,000 shares of common stock valued at $99,000 for fiscal 2008. Mr. Carson and Mr. Stuart our Chief Executive Officer and our Chief Financial Officer, respectively, were eligible for retirement benefits pursuant to our Executive Salary Continuation Program prior to September 2009, when they voluntarily waived their entitlements to future benefits under this Program. For further details regarding our Executive Salary Continuation Program, see “Post Employment Compensation — Executive Salary Continuation Plan.” Our health and life insurance plans are the same for all employees. We typically offer reimbursement to newly hired executive officers for relocation costs.

Post-Employment Compensation

We do not provide post-retirement health coverage for our executives or employees. However, we have previously provided post-employment compensation payments to two retired executives and had the obligation to do so for two current executives upon their retirement until said executives voluntarily waived their entitlements to such future payments in September 2009. In addition, three of our executives participate in a non-qualified deferred compensation plan, as described above. Further, all full time employees, including our executives, are eligible to participate in our tax-qualified retirement plan.

Executive Salary Continuation Program.  We adopted an Executive Salary Continuation Program, which we refer to as the ESCP, in 1996 to provide retirement benefits to certain executive officers, two of which, Mr. Carson and Mr. Stuart, are still employed by us and were eligible for benefits pursuant to the ESCP upon retirement until Mr. Carson and Mr. Stuart voluntarily waived their entitlements for all benefits pursuant to the ESCP in September 2009. On December 26, 2007, the ESCP was amended and restated to comply with technical final implementation regulations of Section 409A of the Internal Revenue Code. The ESCP is intended to be a “top-hat” plan (i.e., an unfunded deferred compensation plan maintained for a select group of management or highly compensated employees) under Section 201(2), 301(a)(3), and 401(a)(1) of the Employee Retirement Income Security Act of 1974. The ESCP pays out benefits upon retirement based upon a combination of the executive’s age and years of service with us. Upon retirement, ESCP participants are entitled to receive benefits for the remainder of their lifetime, however, neither a surviving spouse nor any other beneficiary of the participant is entitled to receive benefits upon the participant’s death, whether or not such occurs prior to commencing benefits or after benefits have been paid. The ESCP currently provides lifetime post-retirement deferred compensation to two of our retired executives aggregating $184,700 per annum. Based upon their respective ages and years of service, our present Chief Executive Officer and President, John C. Carson, and our present Senior Vice-President and Chief Financial Officer, John J. Stuart, Jr., were also eligible for lifetime post-retirement deferred compensation upon their separation from service with us prior to their voluntary waiver of such entitlements in September 2009. Prior to this waiver, both Mr. Carson’s and Mr. Stuart’s benefits under the ESCP were fixed at $137,000 per annum, an amount that was unchanged by the amendment and restatement of the ESCP in December 2007. The amendment and restatement of the ESCP in December 2007 eliminated the requirement that participants under the ESCP enter into post-retirement consulting contracts with us. The ESCP was originally adopted in recognition of the extensive prior contributions to us of the participants who were nearing retirement age and as an incentive for retention of the participants who were not yet near retirement age.

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

Employee Stock Bonus Plan.  All of our full-time employees are eligible to participate in the ESBP, which is a tax-qualified retirement plan. To date, the ESBP has been funded only with previously unissued shares of our common and preferred stock; thus we have not contributed any cash to the ESBP. All our named executive officers participate in the ESBP.

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

Nonvested grants of stock options, restricted stock or other equity-related securities under our 2006 Omnibus Incentive Plan and our prior option plans generally provide for accelerated vesting of such grants immediately prior to the effective date of a change in control, unless the obligations of the nonvested securities are assumed by the successor corporation or its parent, or the value of such nonvested securities are replaced by a cash incentive program of the successor corporation or its parent that provides for the realization of said value no later than the original vesting date of the replaced nonvested securities. Nonvested grants of stock options, restricted stock or other equity-related securities under our 2006 Omnibus Incentive Plan also become fully vested in the event of Ordinary Retirement, which is defined to be retirement on or after the date at which the sum of the retiree’s age and number of years of employment with us exceeds eighty-five (85) years for employees or, if the holder of the nonvested security is a non-employee director, when the number of years of service to us exceeds five (5) years. Of our existing named executive officers, only Mr. Carson and Mr. Stuart presently meet the criteria for Ordinary Retirement. All of our current non-employee directors, except Mr. Johnson, meet the criteria for Ordinary Retirement. The 2006 Omnibus Plan also permits the Compensation Committee or the Board to make future nonvested grants of options or restricted stock to executive officers and directors that vest upon said executive officers and directors termination from service with us under other conditions.

As discussed above, all of our full-time employees, including all of our named executive officers, participate in the ESBP and are eligible for distribution of benefits thereunder upon their retirement. Mr. Carson and Mr. Stuart are the only named executive officers who are participants in the Non-Qualified Deferred Compensation Plan and are thus eligible for distribution of benefits thereunder.

Principal Elements of Director Compensation

Compensation of Directors

Directors who are our employees are not separately compensated for their services as directors or as members of committees of the Board. Directors who were not our employees received a quarterly retainer of $2,500, $1,500 for each board meeting attended, $750 for each Audit Committee meeting attended and $500 for each Compensation Committee or Nominating and Corporate Governance Committee meeting attended in fiscal 2009. These amounts were unchanged from director compensation for fiscal 2008 as recommended by the Compensation Committee in its meeting of March 31, 2009 and ratified and approved by the Board on April 1, 2009. In the future, any adjustments to director compensation will be approved by the Compensation Committee. Before its termination in June 2006, our 2003 Stock Incentive Plan provided for certain automatic grants of stock options to non-employee directors. The 2003 Stock Incentive Plan and all other of our prior stock option plans then in effect were terminated in June 2006 upon the adoption of our 2006 Omnibus Incentive Plan in June 2006 by our stockholders. Under the 2006 Omnibus Incentive Plan, the Compensation Committee may elect to make discretionary grants of non-qualified stock options or restricted stock to directors. All outstanding options held by directors, whether pursuant to the automatic or discretionary provisions of our option plans, have a term of ten years and an exercise price equal to the then-current market price of our Common Stock.

In April 2009, under our 2006 Omnibus Incentive Plan, we issued to each of Messrs. Dumont, Johnson, Kelly, Richards and Gen. Ragano, options to purchase 25,000, 35,000, 20,000, 15,000, and 15,000 shares of our common stock, respectively. The material terms of the stock options granted to these directors in April 2009 included: (a) exercise price of $0.35 per share, which was the fair market value of our Common Stock on the grant date; (b) vesting as of the date of grant; and (c) five year term.

Compensation of directors in fiscal 2009 is presented in the following table. Some of the fees earned in fiscal 2009 have not yet been paid in cash. The value of stock and option awards is the expense recorded by us pursuant to SFAS 123(R). We do not include a provision for forfeiture related to future service and vesting in that expense. The actual compensation realized from stock awards can be higher or lower than the compensation expense recognized for purposes of SFAS 123(R). Mr. Carson, who is our Chief Executive Officer, does not also receive compensation for his service as a director.

Director Compensation for Fiscal 2009

					Change in
					Pension
					Value and
	Fees Earned or			Non-Equity	Nonqualified
	Paid in	Stock	Option	Incentive Plan	Deferred	All Other
	Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($)	($)	($)	($)	Earnings	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

John C. Carson	—	—	—	—	—	—	—
Marc Dumont	25,480	—	4,185	—	—	—	29,665
Jack Johnson	22,680	—	5,859	—	—	—	28,539
Thomas M. Kelly	25,480	—	3,348	—	—	—	28,828
Frank Ragano	15,900	—	2,511	—	—	—	18,411
Robert G. Richards	18,700	—	2,511	—	—	—	21,211

Impact of Accounting and Tax Treatment of Compensation

Section 162(m) of the Internal Revenue Code disallows a tax deduction to publicly held companies for compensation paid to the principal executive officer and to each of the three other most highly compensated officers (other than the principal financial officer) to the extent that such compensation exceeds $1.0 million per covered officer in any fiscal year. The limitation applies only to compensation that is not considered to be performance-based. Non-performance-based compensation paid to our executive officers during fiscal 2008 did not exceed the $1.0 million limit per officer, and we do not expect the non-performance-based compensation to be paid to our executive officers during fiscal 2010 to exceed that limit. Because it is unlikely that the cash compensation payable to any of our executive officers in the foreseeable future will approach the $1.0 million limit, we do not expect to take any action to limit or restructure the elements of cash compensation payable to our executive officers so as to qualify that compensation as performance-based compensation under Section 162(m). We will reconsider this decision should the individual cash compensation of any executive officer ever approach the $1.0 million level.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Ownership Of Securities

The following table provides information concerning beneficial ownership of our Common Stock as of January 15, 2010, by:

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

The percentages shown in the table are based on 13,985,316 shares of common stock outstanding on January 15, 2010. Shares of common stock subject to options, warrants or other convertible securities which are exercisable within 60 days of January 15, 2010, are deemed to be beneficially owned by the person holding such options, warrants or other convertible securities for the purpose of computing the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage of any other person. Except as described in the preceding sentence, shares issuable upon exercise of outstanding options, warrants and other convertible securities are not deemed to be outstanding.

Unless otherwise indicated, the principal address of each of the stockholders below is c/o Irvine Sensors Corporation, 3001 Red Hill Avenue, Costa Mesa, California 92626.

Amount of Common Stock Beneficially Owned and Nature of Beneficial Ownership

					Aggregate	Percent of
	Sole Voting or		Shared Voting or		Beneficial	Beneficial
Name	Investment Power		Investment Power		Ownership	Ownership(1)

John C. Carson	231,444	(2)(3)	2,555,409	(14)(15)(16)	2,786,853	19.8%
Marc Dumont	51,952	(4)	—		51,952	*
Jack Johnson	38,750	(5)	—		38,750	*
Thomas M. Kelly	43,598	(6)	—		43,598	*
Peter Kenefick	17,264	(7)	—		17,264	*
Volkan Ozguz	96,893	(8)	—		96,893	*
Frank Ragano	25,933	(9)	—		25,933	*
Robert G. Richards	74,021	(10)			74,021	*
Daryl L. Smetana	36,153	(11)	—		36,153	*
John J. Stuart, Jr.	106,993	(3)(12)	2,555,409	(14)(15)(16)	2,662,402	19.0%
All current directors and executive officers as a group (10 persons)	723,001	(13)	2,555,409	(14)(15)(16)	3,278,410	22.9%
5% Stockholders Not Listed Above:
Wilmington Trust Company TTEE Irvine Sensors Corporation Cash or Deferred & Stock Bonus Plan Ret. Plan	—		2,486,948	(15)	2,486,948	17.8%

*	Represents beneficial ownership of less than 1% of the outstanding shares of Common Stock.

(1)	Shares owned and percentages for Mr. Carson, Mr. Stuart and all current directors and executive officers as a group are partially duplicative, since the voting or investment power over shares of common stock held by our Employee Stock Bonus Plan and our Deferred Compensation Plan are held by the respective administrative committees of those Plans of which Mr. Carson and Mr. Stuart are members, and by extension the group of all current directors and executive officers which includes Mr. Carson and Mr. Stuart, and are thereby deemed to each hold the voting or investment power of the shares of common stock held by those Plans. (See footnotes 14, 15 and 16).

(2)	Includes 63,500 shares issuable upon exercise of Common Stock options exercisable within 60 days of January 15, 2010. Also includes amounts and percentages for the holdings of his wife, including amounts held as separate property.

(3)	Reflects shares of common stock held by our Employee Stock Bonus Plan; the named individual has limited ability to direct the liquidation of assets in his subaccount in contemplation of retirement, subject to restrictions imposed by the Administrative Committee (See footnote 15). Also reflects shares held by our Deferred Compensation Plan; the named individual has ownership interests in these shares upon retirement, for which he is presently eligible, but no ability to direct disposition or voting of the shares prior to retirement (See footnote 16).

(4)	Includes 35,400 shares issuable upon exercise of common stock options exercisable within 60 days of January 15, 2010.

(5)	Includes 38,750 shares issuable upon exercise of common stock options exercisable within 60 days of January 15, 2010.

(6)	Includes 30,650 shares issuable upon exercise of common stock options exercisable within 60 days of January 15, 2010.

(7)	Includes 3,820 shares issuable upon exercise of common stock options exercisable within 60 days of January 15, 2010. Also reflects shares of common stock held by our Employee Stock Bonus Plan; the named individual has limited ability to direct the liquidation of assets in his subaccount, subject to restrictions imposed by the administrative committee (See footnote 15).

(8)	Includes 12,341 shares issuable upon exercise of common stock options exercisable within 60 days of January 15, 2010. Also reflects shares of common stock held by our Employee Stock Bonus Plan; the named individual has limited ability to direct the liquidation of assets in his subaccount, subject to restrictions imposed by the administrative committee (See footnote 15).

(9)	Includes 19,750 shares issuable upon exercise of common stock options exercisable within 60 days of January 15, 2010.

(10)	Includes 52,150 shares issuable upon exercise of common stock options exercisable within 60 days January 15, 2010. Also reflects shares of common stock held by our Employee Stock Bonus Plan; the named individual has limited ability to direct the liquidation of assets in his subaccount, subject to restrictions imposed by the administrative committee (See footnote 15).

(11)	Includes 5,993 shares issuable upon exercise of common stock options exercisable within 60 days of January 15, 2010. Also reflects shares of common stock held by our Employee Stock Bonus Plan; the named individual has limited ability to direct the liquidation of assets in his subaccount, subject to restrictions imposed by the administrative committee (See footnote 15). Also reflects shares held by our Deferred Compensation Plan; the named individual has ownership interests in these shares upon retirement, for which he is presently eligible, but no ability to direct disposition or voting of the shares prior to retirement (See footnote 16).

(12)	Includes 26,404 shares held by the Stuart Family Trust, of which Mr. Stuart is a trustee, and 47,400 shares issuable upon exercise of common stock options exercisable within 60 days January 15, 2010. Also reflects shares of Common Stock held by our Employee Stock Bonus Plan; the named individual has limited ability to direct the liquidation of assets in his subaccount, subject to restrictions imposed by the administrative committee (See footnote 15). Also reflects shares held by our Deferred Compensation Plan; the named individual has ownership interests in these shares upon retirement, for which he is presently eligible, but no ability to direct disposition or voting of the shares prior to retirement (See footnote 16).

(13)	Includes 309,754 shares issuable upon exercise of common stock options exercisable within 60 days of January 15, 2010, which represents the sum of all such shares issuable upon exercise of options held by all executive officers and directors as a group.

(14)	The named individual is a member of the Administrative Committee (see footnote 15) and the Deferred Plan Administrative Committee (see footnote 16), and has shared voting and investment power over the shares held by our Employee Stock Bonus Plan and Deferred Compensation Plan.

(15)	An administrative committee, which we refer to as the Administrative Committee, currently comprised of John C. Carson, John J. Stuart, Jr. and Carolyn Hoffman, has the right to receive and the power to direct the receipt of dividends from or the proceeds from the sale of the securities held by the Irvine Sensors Corporation Cash or Deferred & Stock Bonus Plan Ret. Plan, the Employee Stock Bonus Plan, for the benefit of our employees. The Administrative Committee has voting and investment power over all securities held under such plan.

(16)	An administrative committee, which we refer to as the Deferred Plan Administrative Committee, currently comprised of John C. Carson, John J. Stuart, Jr. and Carolyn Hoffman, has the right to receive and the power to direct the receipt of dividends from or the proceeds from the sale of the securities held by the Irvine Sensors Deferred Compensation Plan, for the benefit of our key employees who are participants in such plan. The Deferred Plan Administrative Committee has voting and investment power over all securities held under such plan.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of September 27, 2009 with respect to the shares of our Common Stock that may be issued under our 2006 Omnibus Incentive Plan, which is our only currently existing equity compensation plan, and our prior equity compensation plans that were terminated in June 2006, except for obligations to issue shares pursuant to options previously granted. Effective September 28, 2009, an additional 484,785 shares of our Common Stock automatically became issuable under our 2006 Omnibus Incentive Plan pursuant to its terms.

	A	B	C
Number of
Securities
	Number of		Remaining Available
	Securities to be		for Future Issuance
	Issued Upon	Weighted Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding	(Excluding
	Options, Warrants	Options, Warrants	Securities Reflected
Plan Category	and Rights	and Rights ($)	in Column A)

Equity Compensation Plans Approved by Stockholders(1)	520,049	16.41	414,929 (4)
Equity Compensation Plans Not Approved by Stockholders(2)(3)	44,858	32.36	—
Total	568,907	17.78	414,929

(1)	Consists of the 2006 Omnibus Incentive Plan, the 2003 Stock Incentive Plan, and the 2001 Irvine Sensors Corporation Stock Option Plan.

(2)	Consists of the 2001 Non-Qualified Stock Option Plan, which we refer to as the 2001 Supplemental Plan, and the 2000 Non-Qualified Option Plan, which we refer to as the 2000 Supplemental Plan. Some of our directors and officers hold options issued under these plans.

(3)	70,000 shares have also been contributed by us to a Rabbi Trust to be held for the benefit of certain key employees pursuant to a non-qualified deferred compensation retirement plan. Contributions are determined at the discretion of our Board annually. Accordingly, such shares are not included in the number of securities issuable in column (a) or the weighted average price calculation in column (b), nor are potential future contributions included in column (c).

(4)	The number of shares of common stock reserved under our 2006 Omnibus Incentive Plan will automatically be increased on the first day of each of our fiscal years beginning on September 28, 2009, in an amount equal to the lesser of (i) 1,250,000 shares or (ii) a number of shares equal to five percent (5%) of the number of shares outstanding on the last day of the preceding fiscal year.

Non-Stockholder Approved Plans

As of January 15, 2010, we had options outstanding under two non-stockholder approved equity incentive plans, the 2000 Supplemental Plan and the 2001 Supplemental Plan, which were terminated upon the approval of the Company’s 2006 Omnibus Incentive Plan in June 2006, subject to the obligation to issue shares pursuant to options previously issued.

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

As of September 27, 2009, options covering 4,000 shares of Common Stock were outstanding, no shares had been issued and there were no outstanding share right awards under the 2000 Supplemental Plan. The 2000 Supplemental Plan was terminated in June 2006. As of September 27, 2009, options covering 44,858 shares of Common Stock were outstanding, 70,888 shares had been issued and there were no outstanding share right awards under the 2001 Supplemental Plan. The 2001 Supplemental Plan was terminated in June 2006.

In September 2002, we authorized a non-qualified deferred compensation retirement plan for key employees with service then in excess of twelve years. Contributions to this plan are determined at the discretion of our Board annually and made to a Rabbi Trust to be held for the benefit of certain key employees. 780,000 shares of our Common Stock have been contributed to the Rabbi Trust over the period June 2003 through September 27, 2009. The plan is unfunded, and participants’ accounts represent unsecured claims against us. The Rabbi Trust was established by us and is subject to creditor claims. Shares in the plan may be distributed to each plan beneficiary when they retire from service with us.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Since the beginning of fiscal 2009, there has not been, nor has there been proposed, any transaction, arrangement or relationship or series of similar transactions, arrangements or relationships, including those involving indebtedness not in the ordinary course of business, to which we or our subsidiaries were or are a party, or in which we or our subsidiaries were or are a participant, in which the amount involved exceeded or exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which any of our directors, nominees for director, executive officers, beneficial owners of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest, other than as described above under the heading “Executive Compensation” and other than the transactions described below. Each of the transactions described below was reviewed and approved or ratified by our Audit Committee. It is anticipated that any future transactions between us and our officers, directors, principal stockholders and affiliates will be on terms no less favorable to us than could be obtained from unaffiliated third parties and that such transactions will be reviewed and approved by our Audit Committee and a majority of the independent and disinterested members of the Board.

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

We exercised our buyer option to purchase the remaining 30% of the issued and outstanding common stock of Optex on December 29, 2006, causing it to become our wholly owned subsidiary, and concurrently issued Mr. Looney 269,231 shares of the Company’s common stock and a one year $400,000 unsecured, subordinated promissory note, payable on December 29, 2007 and bearing interest at a rate of 11% per annum, in consideration for certain amendments relating to the buyer option agreement. Payment to Mr. Looney of the principal and interest due under this promissory note was initially prohibited under a subordination agreement, but we have been advised by that this subordination agreement is no longer in effect. We have received notice from Mr. Looney claiming that we are in default under this unsecured promissory note for the alleged nonpayment of principal and interest. Mr. Looney has submitted a demand for payment under this promissory note. This note is in dispute as it relates to litigation between us and Mr. Looney. The retirement of this note is included in a potential settlement of this litigation discussed below.

We were required to file and did file a registration statement covering the potential resale of the 269,231 shares by Mr. Looney, but such registration statement was not declared effective prior to the shares becoming eligible for resale pursuant to Rule 144. As a result of this issuance, Mr. Looney temporarily became a greater than 10% stockholder of the Company, but subsequent issuances of common stock by us reduced Mr. Looney’s holdings known to us to less than 5%, and Mr. Looney ultimately sold the 269,231 shares in the public market.

In January 2007, we amended our earnout agreement with Mr. Looney to extend it for an additional year, with a reduction to $3.9 million in the maximum potential payment, in consideration for TWL Group, L.P., an entity owned by Mr. Looney, providing Optex with a subordinated term loan providing for advances of up to $2 million, maturing on the earlier of February 2009 or sixty days after retirement of the Company’s senior debt. Optex’s obligations under this term loan are secured by a subordinated lien on all or substantially all of Optex’s assets, pursuant to a subordinated security agreement in favor of TWL Group, which is subordinated to our senior lenders. However, Optex’s assets have been sold pursuant to a UCC foreclosure sale by our senior lenders in October, and Optex entered bankruptcy in September 2009.

In January 2008, Mr. Looney filed a lawsuit against us and our senior lenders, Longview and Alpha, in the Superior Court of California, County of Orange, alleging that we breached our obligations to register the shares of the Company’s common stock issued to him to purchase the final 30% of Optex. Mr. Looney’s registration rights agreement provides for liquidated damages under certain circumstances at the rate of $10,000 per month upon an event of default. Mr. Looney also alleged that our senior lenders tortiously and negligently interfered with his contractual rights with us by requiring us to refrain from registering his securities. Mr. Looney was seeking partial liquidated damages, unspecified compensatory damages, and declaratory and injunctive relief compelling us to register such shares. We have paid approximately $543,000 to the Lenders pursuant to our indemnification obligations related to the Looney litigation and Optex Asset Sale pursuant to our loan agreements with the Lenders. We have been advised by the Lenders that their litigation with Mr. Looney has been settled.

In June 2008, we filed a cross-complaint against Mr. Looney in the Superior Court of California, County of Orange, in response to the January 2008 action discussed above, alleging that Mr. Looney fraudulently and negligently misrepresented the financial condition of Optex prior to its sale to us and breached his contractual obligations to us subsequent to that sale. Pursuant to this cross-complaint, we were seeking compensatory and punitive damages and attorneys’ fees.

Trial of Mr. Looney’s January 2008 lawsuit against us and our June 2008 cross-complaint against Mr. Looney was completed in July 2009. A jury verdict was reached awarding Mr. Looney liquidated damages of $105,000, with the court rejecting Mr. Looney’s claim for additional compensatory damages based on our motion, and our cross-complaint against Mr. Looney with respect to allegations of fraud was denied. The Court also issued a judgment in the amount of $959,466 in favor of Mr. Looney for recovery of his legal fees in this trial. The results of the trial are potentially subject to post trial motions and appeal by either or both parties. In December 2009, we and Mr. Looney agreed upon the terms of a potential settlement of this and related litigation, subject to certain third party consents, which we cannot guarantee will be obtained.

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

Director Independence

Please see the discussion above under the heading “Corporate Governance, Board Composition and Board Committees.”

Item 14.	Principal Accountant Fees and Services

Audit and Other Fees

Audit Fees:  Squar, Milner, Peterson, Miranda & Williamson, LLP (“Squar Milner”), our principal independent registered public accounting firm for fiscal 2009, billed us an aggregate of $139,200 for professional services rendered for the audit of our financial statements for fiscal 2009, for the review of the financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2009 and for consents issued in connection with our registration statements on Form S-3 and Form S-8 filed on December 24, 2009 in connection with the filing of our Form 10-K for fiscal 2009. Grant Thornton LLP (“Grant Thornton”), our principal independent registered public accounting firm for the fiscal year ended September 28, 2008, which we refer to as fiscal 2008, billed us an aggregate of $140,000 for professional services rendered for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q for the quarterly periods ended December 28, 2008 and March 29, 2009, for review of our fiscal 2009 audit conducted by Squar Milner and for consents issued in connection with our registration statements on Form S-3 and Form S-8 filed in fiscal 2009 and on December 24, 2009 in connection with the filing of our Form 10-K for fiscal 2009. Grant Thornton billed us an aggregate of $564,700 for such comparable professional services for fiscal 2008.

Audit-Related Fees:  In fiscal 2009 and fiscal 2008, Squar Milner and Grant Thornton did not bill us for any audit-related fees.

Tax Fees:  We did not engage Squar Milner or Grant Thornton to provide advice or assistance in tax compliance/preparation and other tax services for either fiscal 2009 or fiscal 2008.

All Other Fees:  We did not engage Squar Milner or Grant Thornton to provide any other services for either fiscal 2009 or fiscal 2008.

Except for the fees for services described under “Audit Fees” above, we did not pay Squar Milner or Grant Thornton any other fees or engage Squar Milner or Grant Thornton for any other services during fiscal 2009 or fiscal 2008.

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

(3)	Exhibits

The following is a list of the exhibits encompassed in this Amendment No. 1 on Form 10-K/A:

Exhibit
Number		Exhibit Description

2.1		Stock Purchase Agreement dated December 30, 2005 by and among the Company, Timothy Looney and Optex Systems, Inc.(1)
2.2		Amendment to Stock Purchase Agreement dated December 29, 2006 by and among the Company, Timothy Looney and Optex Systems, Inc.(2)
2.3		Amendment to Buyer Option Agreement dated December 29, 2006 by and between the Company and Timothy Looney(3)
2.4		Second Amendment to Stock Purchase Agreement dated January 17, 2007 by and among the Company, Timothy Looney and Optex Systems, Inc.(4)
3.1		Certificate of Incorporation of the Registrant, as amended and currently in effect(5)
3.2		By-laws, as amended and currently in effect(6)
3.3		Certificate of Elimination of the Series B Convertible Cumulative Preferred Stock, Series C Convertible Cumulative Preferred Stock, Series D Convertible Preferred Stock and Series E Convertible Preferred Stock(7)
3.4		Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series A-1 10% Cumulative Convertible Preferred Stock(8)
3.5		Certificate of Amendment of Certificate of Incorporation to increase the authorized shares of the Corporation’s Common Stock and the authorized shares of the Corporation’s Preferred Stock(9)
3.6		Certificate of Amendment of Certificate of Incorporation to reclassify, change, and convert each ten (10) outstanding shares of the Corporation’s Common Stock into one(1) share of Common Stock(10)
3.7		Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series A-2 10% Cumulative Convertible Preferred Stock(11)
3.8		Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series B Convertible Preferred Stock(79)
10	.1*	2000 Non-Qualified Stock Option Plan(12)
10	.2*	2001 Stock Option Plan(13)
10	.3*	2001 Non-Qualified Stock Option Plan(14)
10	.4*	2001 Compensation Plan, as amended December 13, 2001(15)
10	.5*	2003 Stock Incentive Plan as amended March 1, 2005(16)
10	.6*	Deferred Compensation Plan(17)
10	.7*	Amended and Restated 2006 Omnibus Incentive Plan(18)
10	.8*	Executive Salary Continuation Plan, as amended and restated December 26, 2007(19)
10.9		Consulting Agreement by and among the Company, CTC Aero, LLC and Chris Toffales, as amended and restated December 30, 2005(20)
10.10		Form of Series 1 Warrant to Purchase Common Stock and schedule of omitted material details thereto(20)

Exhibit
Number		Exhibit Description

10.11		Form of Series 2 Warrant to Purchase Common Stock and schedule of omitted material details thereto(21)
10.12		Security Agreement dated December 30, 2005 between the Company and the Purchasers listed on the signature pages thereto(22)
10.13		Form of Indemnification Agreement between the Registrant and its directors and officers(23)
10.14		Lease Agreement for premises at 3001 Red Hill Avenue, Bldg. 3, Costa Mesa, California, renewal effective October 1, 2008(24)
10.15		Lease Agreement for premises at 3001 Red Hill Avenue, Bldg. 4, Costa Mesa, California, renewal effective October 1, 2008(25)
10.16		Amendment to Escrow Agreement dated December 29, 2006 by and among the Company, Optex and Wells Fargo Bank, N.A.(26)
10.17		Term Loan and Security Agreement dated December 29, 2006 by and between the Company and the Investors listed on the signature pages thereto(27)
10.18		Intellectual Property Security Agreement dated December 29, 2006 between the Company and the Investors(28)
10.19		Subscription Agreement dated December 29, 2006 by and among the Company and the Investors listed on the signature pages thereto(29)
10.20		Registration Rights Agreement dated December 29, 2006 by and among the Company and the Investors listed on the signature pages thereto(30)
10.21		Class A Warrant to Purchase Common Stock dated December 29, 2006 issued by the Company to Longview Fund, LP(31)
10.22		Class A Warrant to Purchase Common Stock dated December 29, 2006 issued by the Company to Alpha Capital Anstalt(32)
10.23		Unsecured Subordinated Promissory Note dated December 29, 2006 issued by the Company to Timothy Looney(33)
10.24		Assignment, dated December 29, 2006, of Series 1 and Series 2 Senior Subordinated Secured Convertible Notes dated December 30, 2005 between the Company and the Investors (the “Assignment Agreement”)(34)
10.25		Addendum to Assignment Agreement dated December 29, 2006, between Pequot and the Investors(35)
10.26		Settlement Agreement and Mutual Release dated December 29, 2006 between the Company and Pequot(36)
10.27		Letter Agreement dated December 28, 2006 between the Company and Pequot(37)
10	.28*	Form of Stock Appreciation Rights Agreement (Stock Settled) under the Company’s 2006 Omnibus Incentive Plan(38)
10	.29*	Form of Non-Incentive Stock Option Agreement under the Company’s 2006 Omnibus Incentive Plan(39)
10	.30*	Form of Incentive Stock Option Agreement under the Company’s 2006 Omnibus Incentive Plan(40)
10	.31*	Form of Restricted Stock Unit Agreement under the Company’s 2006 Omnibus Incentive Plan(41)
10	.32*	Form of Restricted Stock Award Agreement under the Company’s 2006 Omnibus Incentive Plan(42)
10.33		Loan Agreement dated July 19, 2007 by and between the Company and Longview Fund, L.P.(43)
10.34		Secured Promissory Note dated July 19, 2007 issued by the Company and Longview Fund, L.P.(44)
10.35		Omnibus Security Interest Acknowledgement dated July 19, 2007 by and among the Company, Optex Systems, Inc., and Longview Fund, L.P.(45)
10.36		Collateral Agent Agreement dated July 19, 2007 by and among, the Company, Optex Systems, Inc., Longview Fund, L.P., Alpha Capital Anstalt and S. Michael Rudolph(46)
10.37		Class B Warrant dated August 15, 2007 issued by the Company to Longview Fund, L.P.(47)
10.38		Registration Rights Purchase Agreement dated November 28, 2007 among the Company, Longview, Alpha Capital Anstalt, Jolie G. Kahn and Barbara Mittman(48)
10.39		September 2007 Amendment of July 2007 Secured Promissory Note effective September 30, 2007 between the Company and Longview(49)

Exhibit
Number		Exhibit Description

10.40		Secured Promissory Note (Restructuring) dated November 28, 2007 issuable to Longview, together with restructuring letter agreement dated November 28, 2007(50)
10.41		Secured Promissory Note (Restructuring) dated November 28, 2007 issuable to Alpha, together with restructuring letter agreement dated November 28, 2007(51)
10.42		Contingent Secured Promissory Note (Buyout) dated November 28, 2007 issuable to Longview Fund, L.P.(52)
10.43		Contingent Secured Promissory Note (Buyout) dated November 28, 2007 issuable to Alpha Capital Anstalt(53)
10.44		Consulting Termination Agreement and Release dated December 28, 2007 between the Company and Christos Michael Toffales and CTC Aero, LLC(54)
10.45		Subscription Agreement dated April 14, 2008 by and among the Company, Longview Fund, LP and Alpha Capital Anstalt(55)
10.46		Voting Agreement dated April 14, 2008 by and among the Company and its officers and directors(56)
10.47		Binding Debt Exchange Letter of Intent by and among the Company, Longview Fund, LP and Alpha Capital Anstalt(57)
10	.48*	Form of Incentive Stock Option Agreement under the Company’s 2006 Omnibus Incentive Plan(58)
10	.49*	Form of Non-Incentive Stock Option Agreement under the Company’s 2006 Omnibus Incentive Plan(59)
10	.50*	Form of Stock Appreciation Rights Agreement (Stock Settled) under the Company’s 2006 Omnibus Incentive Plan(60)
10	.51*	Irvine Sensors Corporation Deferred Compensation Plan, as amended and restated June 6, 2008, effective January 1, 2005(61)
10.52		Memorandum of Understanding for Settlement and Debt Conversion Agreement among the Company, Optex and the Lenders dated September 19, 2008(62)
10.53		Form of Subscription Agreement for Secured Promissory Notes for Private Placement(63)
10.54		Form of Secured Promissory Note for Private Placement(64)
10.55		Security Agreement for Private Placement(65)
10.56		Collateral Agent Agreement for Private Placement(66)
10.575		Intercreditor Agreement for Private Placement(67)
10.58		Warrant to Purchase Common Stock dated February 4, 2008 issued to Maxim Partners LLC(68)
10.59		Form of Subscription Agreement for Secured Promissory Notes for Private Placement(69)
10.60		Form of Secured Promissory Note for Private Placement(70)
10.61		Form of Warrant to Purchase Common Stock issued to J.P. Turner & Company, LLC pursuant to Private Placement(71)
10	.62†	Patent Purchase Agreement as amended March 18, 2009 by and between the Company and Aprolase Development Co., LLC(72)
10.63		Lien Release Agreement dated March 18, 2009 and Release of Security Interest by and among the Company, Longview Fund, LP and Alpha Capital Anstalt(73)
10.64		Form of Lien Release Agreement dated March 18, 2009 and Release of Security Interest by and among the Company and the Bridge Investors(74)
10.65		Subscription Agreement dated March 18, 2009 by and among the Company, Longview Fund, LP and Alpha Capital Anstalt(75)
10	.66†	Patent License Agreement dated as of March 18, 2009 by and between the Company and Aprolase Development Co., LLC(76)
10.67		Financing Agreement dated June 16, 2009 between the Company and Summit Financial Resources, L.P.(77)
10.68		Intercreditor Agreement dated June 16, 2009 by and among Summit Financial Resources, L.P., Longview Fund, L.P., Alpha Capital Anstalt, Michael S. Rudolph as collateral agent and the Company.(78)

Exhibit
Number		Exhibit Description

10.69		Form of Subscription Agreement dated September 30, 2009 for Private Placement of Preferred Stock Units and schedule of omitted material details thereto.(82)
10.70		Form of Warrant dated September 30, 2009 for Private Placement of Preferred Stock Units and schedule of omitted material details thereto.(83)
10.71		Warrant to Purchase Common Stock dated October 14, 2009 issued to a financial advisory and investment banking firm(84)
10.72		Waiver by John C. Carson and John J. Stuart, Jr. of entitlement to benefits under Executive Salary Continuation Plan(85)
21	.1†	Subsidiaries of the Registrant
23	.1†	Consent of Squar, Milner, Peterson, Miranda & Williamson, LLP, Independent Registered Public Accounting Firm
23	.2†	Consent of Grant Thornton, LLP, Independent Registered Public Accounting Firm
31.1		Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
99.1		Amended Notice of the Occurrence of an Event of Default and Acceleration from Optex-Delaware dated October 13, 2008(93)
99.2		Notice from Timothy Looney dated October 17, 2008(94)

(1)	Incorporated by reference to Exhibit 2.1 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(2)	Incorporated by reference to Exhibit 2.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(3)	Incorporated by reference to Exhibit 2.2 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(4)	Incorporated by reference to Exhibit 2.5 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2006.

(5)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003.

(6)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on September 21, 2007.

(7)	Incorporated by reference to Exhibit 3.3 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on April 18, 2008.

(8)	Incorporated by reference to Exhibit 3.4 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on April 18, 2008.

(9)	Incorporated by reference to Exhibit 3.5 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on August 27, 2008.

(10)	Incorporated by reference to Exhibit 3.6 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on August 27, 2008.

(11)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on March 24, 2009.

(12)	Incorporated by reference to Exhibit 10.5 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2002.

(13)	Incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement for the March 7, 2001 Annual Meeting of Stockholders, filed February 9, 2001.

(14)	Incorporated by reference to Exhibit 99 filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-102284), filed December 31, 2002.

(15)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-76756), filed January 15, 2002.

(16)	Incorporated by reference to Exhibit 99 filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-124868), filed May 12, 2005.

(17)	Incorporated by reference to Exhibit 10.9 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 2004.

(18)	Incorporated by reference to Exhibit 10.13 filed with the Registrant’s Quarterly Report on Form 10-Q as filed with the SEC on May 13, 2009.

(19)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Current Report on Form 8-K filed December 31, 2007.

(20)	Incorporated by reference to Exhibit 10.9 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(21)	Incorporated by reference to Exhibit 10.10 filed with the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(22)	Incorporated by reference to Exhibit 10.14 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2006.

(23)	Incorporated by reference to Exhibit 10.9 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2000.

(24)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 24, 2008.

(25)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 24, 2008.

(26)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(27)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(28)	Incorporated by reference to Exhibit 10.5 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(29)	Incorporated by reference to Exhibit 10.9 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(30)	Incorporated by reference to Exhibit 10.10 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(31)	Incorporated by reference to Exhibit 10.11 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(32)	Incorporated by reference to Exhibit 10.12 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(33)	Incorporated by reference to Exhibit 10.13 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(34)	Incorporated by reference to Exhibit 10.14 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(35)	Incorporated by reference to Exhibit 10.15 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(36)	Incorporated by reference to Exhibit 10.16 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(37)	Incorporated by reference to Exhibit 10.17 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(38)	Incorporated by reference to Exhibit 10.59 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2007.

(39)	Incorporated by reference to Exhibit 10.60 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2007.

(40)	Incorporated by reference to Exhibit 10.61 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2007.

(41)	Incorporated by reference to Exhibit 10.62 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2007.

(42)	Incorporated by reference to Exhibit 10.63 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2007.

(43)	Incorporated by reference to Exhibit 10.65 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on July 25, 2007.

(44)	Incorporated by reference to Exhibit 10.66 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on July 25, 2007.

(45)	Incorporated by reference to Exhibit 10.67 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on July 25, 2007.

(46)	Incorporated by reference to Exhibit 10.70 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on July 25, 2007.

(47)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on August 17, 2007.

(48)	Incorporated by reference to Exhibit 10.74 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on November 30, 2007.

(49)	Incorporated by reference to Exhibit 10.75 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on November 30, 2007.

(50)	Incorporated by reference to Exhibit 10.79 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on November 30, 2007.

(51)	Incorporated by reference to Exhibit 10.80 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on November 30, 2007.

(52)	Incorporated by reference to Exhibit 10.81 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on November 30, 2007.

(53)	Incorporated by reference to Exhibit 10.82 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on November 30, 2007.

(54)	Incorporated by reference to Exhibit 10.70 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

(55)	Incorporated by reference to Exhibit 10.71 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on April 18, 2008.

(56)	Incorporated by reference to Exhibit 10.72 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on April 18, 2008.

(57)	Incorporated by reference to Exhibit 10.73 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on April 18, 2008.

(58)	Incorporated by reference to Exhibit 10.15 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2008.

(59)	Incorporated by reference to Exhibit 10.16 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2008.

(60)	Incorporated by reference to Exhibit 10.17 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2008.

(61)	Incorporated by reference to Exhibit 10.18 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2008.

(62)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 8-K as filed with the SEC on September 22, 2008.

(63)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 16, 2008.

(64)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 16, 2008.

(65)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 16, 2008.

(66)	Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 16, 2008.

(67)	Incorporated by reference to Exhibit 10.5 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 16, 2008.

(68)	Incorporated by reference to Exhibit 10.15 filed with the Registrant’s Quarterly Report on Form 10-Q as filed with the SEC on May 15, 2008.

(69)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 16, 2008 and Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on February 9, 2009.

(70)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 16, 2008 and Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on February 9, 2009.

(71)	Incorporated by reference to Exhibit 10.6 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 9, 2009.

(72)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on March 24, 2009.

(73)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on March 24, 2009.

(74)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on March 24, 2009.

(75)	Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on March 24, 2009.

(76)	Incorporated by reference to Exhibit 10.12 filed with the Registrant’s Quarterly Report on Form 10-Q as filed with the SEC on May 13, 2009.

(77)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 22, 2009.

(78)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 22, 2009.

(79)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 1, 2009.

(80)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on October 17, 2008.

(81)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on October 23, 2008.

(82)	Incorporated by reference to Exhibit 10.69 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2009.

(83)	Incorporated by reference to Exhibit 10.70 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2009.

(84)	Incorporated by reference to Exhibit 10.71 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2009

(85)	Incorporated by reference to Exhibit 10.72 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2009

*	Denotes management contract or compensatory plan or arrangement

†	Previously filed

(b)	Exhibits

The exhibits filed as part of this Amendment No. 1 on Form 10-K/A are listed in Item 15(a)(3) of this Form 10-K/A.

(c)	Financial Statement Schedules

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
Dated: January 25, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K/A (Amendment No. 1) has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ John C. Carson	/s/ John J. Stuart, Jr.
John C. Carson Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer) Dated: January 25, 2010	John J. Stuart, Jr. Chief Financial Officer and Secretary (Principal Financial and Chief Accounting Officer) Dated: January 25, 2010

/s/ Marc Dumont	/s/ Jack Johnson
Marc Dumont, Director Dated: January 25, 2010	Jack Johnson, Director Dated: January 25, 2010

/s/ Thomas M. Kelly	/s/ Frank Ragano
Thomas M. Kelly, Director Dated: January 25, 2010	Frank Ragano, Director Dated: January 25, 2010

/s/ Robert G. Richards
Robert G. Richards, Director Dated: January 25, 2010