Form 10-Q
period 2009-12-27
IRVINE SENSORS CORP/DE/
filed 2010-02-11
CIK 357108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 27, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of February 5, 2010, there were 13,985,316 shares of common stock outstanding.

IRVINE SENSORS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL PERIOD ENDED DECEMBER 27, 2009
In this report, the terms “Irvine Sensors,” “Company,” “we,” “us” and “our” refer to Irvine Sensors Corporation (“ISC”) and its subsidiaries.
Irvine Sensors®, TOWHAWK™, iNetworks™, Novalog™, Personal Miniature Thermal Viewer™, PMTV®, Cam-Noir™, Eagle Boards™ and RedHawk™ are among the Company’s trademarks. Any other trademarks or trade names mentioned in this report are the property of their respective owners.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
IRVINE SENSORS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 27, 2009
	(Unaudited)	September 27, 2009
Assets
Current assets:
Cash and cash equivalents	$122,500	$125,700
Accounts receivable, net of allowance for doubtful accounts of $15,000 and $15,000, respectively	1,106,900	1,396,300
Unbilled revenues on uncompleted contracts	675,400	885,300
Inventory, net	387,800	441,100
Prepaid expenses and other current assets	321,000	53,200

Total current assets	2,613,600	2,901,600
Property and equipment, net	2,530,900	2,845,200
Intangible assets, net	56,400	67,300
Deposits	37,400	37,500

Total assets	$5,238,300	$5,851,600

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,895,600	$3,427,100
Accrued expenses	3,811,200	3,730,800
Accrued estimated loss on contracts	2,800	—
Advance billings on uncompleted contracts	424,100	249,600
Advances against accounts receivable	492,300	985,800
Deferred revenue	18,900	180,000
Income taxes payable	3,200	—
Restructured debt, net of discounts	188,400	188,400
Promissory note payable — related party	400,000	400,000
Capital lease obligations	5,300	11,200

Total current liabilities	8,241,800	9,172,900
Executive Salary Continuation Plan liability	996,800	1,057,600

Total liabilities	9,238,600	10,230,500

Commitments and contingencies (Note 9)
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value, 1,000,000 and 1,000,000 shares authorized, respectively;	1,100	1,200
Series A-1 — 83,200 (unaudited) and 99,900 shares issued and outstanding, respectively (1); liquidation preference of $3,172,500 (unaudited) and $3,586,200 respectively;
Series A-2 — 25,000 (unaudited) and 25,000 shares issued and outstanding, respectively (1); liquidation preference of $1,070,100 (unaudited) and $1,043,500 respectively;
Series B-3,500 (unaudited) and 0 shares issued and outstanding, respectively (1); liquidation preference of $3,490,000 (unaudited) and $0 respectively
Common stock, $0.01 par value, 150,000,000 and 150,000,000 shares authorized, respectively; 10,944,500 and 9,694,500 shares issued and outstanding, respectively (1)	109,400	96,900
Common stock held by Rabbi Trust	(1,169,600)	(1,169,600)
Deferred compensation liability	1,169,600	1,169,600
Paid-in capital	161,921,100	162,497,700
Accumulated deficit	(166,356,300)	(167,299,100)

Irvine Sensors Corporation stockholders’ (deficit) equity	(4,324,700)	(4,703,300)
Noncontrolling interest	324,400	324,400

Total stockholders’ (deficit) equity	(4,000,300)	(4,378,900)

Total liabilities and stockholders’ deficit	$5,238,300	$5,851,600

(1)	The number of shares of preferred stock and common stock issued and outstanding have been rounded to nearest one hundred (100).
See Accompanying Condensed Notes to Consolidated Financial Statements.

IRVINE SENSORS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended
	December 27,	December 28,
	2009	2008
Revenues:
Contract research and development revenue	$2,759,400	$2,443,200
Product sales	447,000	290,800
Other revenue	3,800	9,500

Total revenues	3,210,200	2,743,500

Cost and expenses:
Cost of contract research and development revenue	2,036,200	1,937,400
Cost of product sales	402,800	378,000
General and administrative expense	1,651,400	1,860,800
Research and development expense	755,200	350,400

Total costs and expenses	4,845,600	4,526,600
Gain on sale or disposal of assets	12,500	—

Loss from operations	(1,622,900)	(1,783,100)

Interest expense	(114,900)	(409,100)
Provision for litigation judgment	(20,200)	—
Change in fair value of derivative instrument	45,500	—
Interest and other income (expense)	(1,000)	31,600

Loss from continuing operations before provision for income taxes	(1,713,500)	(2,160,600)
Provision for income taxes	(3,200)	(18,900)

Loss from continuing operations	(1,716,700)	(2,179,500)
Discontinued operations:
Income from discontinued operations	—	65,300

Net loss	$(1,716,700)	$(2,114,200)
Less net loss attributable to noncontrolling interests in subsidiary	—	100

Net loss attributable to Company	$(1,716,700)	$(2,114,100)

Basic and diluted net income (loss) per common share information
From continuing operations attributable to Company	$(0.33)	$(0.43)
From discontinued operations attributable to Company	—	0.01

Basic and diluted net loss attributable to Company per common share	$(0.33)	$(0.42)

Weighted average number of common shares outstanding, basic and diluted	10,141,400	5,298,900

See Accompanying Condensed Notes to Consolidated Financial Statements.

IRVINE SENSORS CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Irvine Sensors Corporation Stockholders’ Equity (Deficit)
							Common
	Series A-1 and A-2		Series B				Stock
	Preferred Stock		Preferred Stock		Common Stock		Warrants	Prepaid				Total
	Shares Issued (1)		Shares Issued (1)		Shares Issued (1)		Issued (1)	Stock-Based		Accumulated	Noncontrolling	Stockholders’
	Number	Amount	Number	Amount	Number	Amount	Number	Compensation	Paid-in Capital	Deficit	Interest	Equity (Deficit)
Balance at September 28, 2008	126,000	$1,300	—	$—	3,557,200	$35,600	717,900	$—	$159,717,800	$(168,213,900)	$411,600	$(8,047,600)
Common stock issued to employee retirement plans	—	—	—	—	1,785,700	17,900	—	(750,000)	732,100	—	—	—
Common stock issued to pay operating expenses	—	—	—	—	339,800	3,400	—	—	129,700	—	—	133,100
Common stock issued to investment banking firm	—	—	—	—	315,000	3,100	—	—	122,400	—	—	125,500
Common stock issued to purchasers of debt	—	—	—	—	575,600	5,800	—	—	244,200	—	—	250,000
Stock-based compensation expense — vested stock	—	—	—	—	1,600	—	—	—	600	—	—	600
Common stock warrants issued to investment banking firm	—	—	—	—	—	—	299,300	—	92,100	—	—	92,100
Additional common stock warrants issued under anti-dilution provisions	—	—	—	—	—	—	504,000	—	—	—	—	—
Common stock warrants expired	—	—	—	—	—	—	(59,900)	—	—	—	—	—
Stock-based compensation expense — options	—	—	—	—	—	—	—	—	27,900	—	—	27,900
Preferred stock issued to retire debt	25,000	300	—	—	—	—	—	—	999,700	—	—	1,000,000
Common stock issued upon conversion of preferred stock	(26,100)	(400)	—	—	1,956,300	19,600	—	—	(19,200)	—	—	—
Common stock issued to convert debt	—	—	—	—	1,089,000	10,800	—	—	337,600	—	—	348,400
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	—	113,500	—	—	113,500
Issuance of nonvested stock, net	—	—	—	—	74,300	700	—	—	(700)	—	—	—
Amortization of employee retirement plan contributions	—	—	—	—	—	—	—	750,000	—	—	—	750,000
Optex minority interest										—	(87,100)	(87,100)
Net income	—	—	—	—	—	—	—	—	—	914,800	(100)	914,700

Balance at September 27, 2009	124,900	1,200	—	—	9,694,500	96,900	1,461,300	—	162,497,700	(167,299,100)	$324,400	(4,378,900)

Cumulative-effect adjustment of adopting ASC 815-40	—	—	—	—	—	—	—	—	(4,230,000)	4,130,500	—	(99,500)
Sale of preferred stock, net of financing costs and value assigned to warrants issued to investors	—	—	3,500	—	—	—	—	—	1,307,900	—		1,307,900
Common stock warrants issued to preferred stock investors	—	—	—	—	—	—	2,094,000	—	424,000	—	—	424,000
Deemed dividend of beneficial conversion feature of preferred stock issuance to preferred stock investors	—	—	—	—	—	—	—	—	1,471,000	(1,471,000)	—	—
Common stock issued upon conversion of preferred stock	(16,700)	(100)	—	—	1,250,000	12,500	—	—	(12,400)	—	—	—
Common stock warrants issued to investment banking firm	—	—	—	—	—	—	1,257,400	—	436,600	—	—	436,600
Additional common stock warrants issued under anti-dilution provisions	—	—	—	—	—	—	715,500	—	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	—	25,200	—	—	25,200
Stock-based compensation expense — options	—	—	—	—	—	—	—	—	1,100	—	—	1,100
Net loss	—	—	—	—	—	—	—	—	—	(1,716,700)	—	(1,716,700)

Balance at December 27, 2009 (Unaudited)	108,200	$1,100	3,500	$—	10,944,500	$109,400	5,528,200	$—	$161,921,100	$(166,356,300)	$324,400	$(4,000,300)

(1)	Amounts of preferred stock, common stock and warrants issued have been rounded to nearest one hundred (100).
See Accompanying Condensed Notes to Consolidated Financial Statements.

IRVINE SENSORS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 Weeks Ended
	December 27,	December 28,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,716,700)	$(2,114,100)
Add back income from discontinued operations	—	(65,300)

Loss from continuing operations	(1,716,700)	(2,179,400)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	348,200	519,300
Provision for (reduction in) allowance for inventory valuation	17,500	(10,000)
Non-cash interest expense	—	276,700
Non-cash employee retirement plan contributions	—	248,000
Gain on sales or disposal of assets	(12,500)	—
Change in fair value of derivative instrument	(45,500)	—
Net loss attributable to noncontrolling interests	—	(100)
Common stock issued to pay operating expenses	—	120,000
Non-cash stock-based compensation	26,300	25,300
Decrease (increase) in accounts receivable	289,400	(90,600)
Decrease in unbilled revenues on uncompleted contracts	209,900	595,800
Decrease (increase) in inventory	35,800	(34,200)
Increase in prepaid expenses and other current assets	(148,800)	(92,300)
Increase in other assets	100	63,500
(Decrease) increase in accounts payable and accrued expenses	(499,100)	(64,800)
Decrease in Executive Salary Continuation Plan liability	(60,800)	(31,100)
Increase in advance billings on uncompleted contracts	174,500	48,700
(Decrease) increase in deferred revenue	(161,100)	10,300

Total adjustments	173,900	1,584,500

Net cash used in operating activities	(1,542,800)	(594,900)

Cash flows from investing activities:
Property and equipment expenditures	(3,700)	(6,900)
Proceeds from sales of fixed assets	12,500	—
Transfer of fixed asset to (from) contract expense	(19,300)	19,000
Acquisition and costs related to patents	—	(35,500)
Increase in restricted cash	—	(2,100)

Net cash used in investing activities	(10,500)	(25,500)

Cash flows from financing activities:
Proceeds from sale of preferred stock	2,049,500	—
Proceeds from senior promissory notes	—	640,000
Debt issuance costs paid	—	(163,200)
Decrease in advances against accounts receivable	(493,500)	—
Principal payments of capital leases	(5,900)	(9,700)

Net cash provided by financing activities	1,550,100	467,100

Cash flows from discontinued operations:
Net cash used in operating activities	—	(275,000)

Net decrease in cash and cash equivalents	(3,200)	(428,300)
Cash and cash equivalents at beginning of period	125,700	638,600

Cash and cash equivalents at end of period	$122,500	$210,300

Non-cash investing and financing activities:
Conversion of preferred stock to common stock	$500,000	$—
Issuance of warrants recorded as deferred financing costs	$119,000	$—

Supplemental cash flow information:
Cash paid for interest	$73,700	$8,800
Cash paid for income taxes	$—	$3,900
See Accompanying Condensed Notes to Consolidated Financial Statements.

IRVINE SENSORS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — General
     The information contained in the following Condensed Notes to Consolidated Financial Statements is condensed from that which appear in the audited consolidated financial statements for Irvine Sensors Corporation (“ISC”) and its subsidiaries (together with ISC, the “Company”), and the accompanying unaudited consolidated financial statements do not include certain financial presentations normally required under accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, the unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes thereto contained in the Annual Report on Form 10-K of the Company for the fiscal year ended September 27, 2009 (“fiscal 2009”). It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.
     The consolidated financial information for the 13-week periods ended December 27, 2009 and December 28, 2008 included herein is unaudited but includes all normal recurring adjustments which, in the opinion of management of the Company, are necessary to present fairly the consolidated financial position of the Company at December 27, 2009, the results of its operations and its cash flows for the 13-week periods ended December 27, 2009 and December 28, 2008.
     On October 14, 2008, substantially all of the assets of Optex Systems, Inc., a Texas corporation (“Optex”) and a wholly-owned subsidiary of ISC, were sold pursuant to a UCC public foreclosure sale (the “Optex Asset Sale”). The Optex Asset Sale was completed as contemplated by a binding Memorandum of Understanding for Settlement and Debt Conversion Agreement dated September 19, 2008 (the “MOU”) between the Company and its senior lenders, Longview Fund, L.P. (“Longview”) and Alpha Capital Anstalt (“Alpha”). Longview and Alpha are sometimes collectively referred to as the “Lenders.” As agreed to in the MOU, Optex Systems, Inc., a Delaware corporation controlled by the Lenders (“Optex-Delaware”), credit bid $15 million in this UCC public foreclosure sale, and its offer was the winning bid. As a result, $15 million of the Company’s aggregate indebtedness to the Lenders was extinguished. All of the Company’s financial statements and notes and schedules thereto give effect to this event and report Optex as a discontinued operation for both the current and prior fiscal periods. Optex filed a voluntary petition for relief under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of California in September 2009 (the “Optex bankruptcy”). None of the Company’s subsidiaries accounted for more than 10% of the Company’s total assets at December 27, 2009 or had separate employees or facilities at such date.
     The consolidated financial information as of September 27, 2009 included herein has been derived from the Company’s audited consolidated financial statements as of, and for the year ended, September 27, 2009.
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
Summary of Significant Accounting Policies
     Consolidation. The consolidated financial statements include the accounts of ISC and its subsidiaries, Optex, Novalog, Inc. (“Novalog”), MicroSensors, Inc. (“MSI”), RedHawk Vision Systems, Inc. (“RedHawk”) and iNetWorks Corporation (“iNetWorks”). All significant intercompany transactions and balances have been eliminated in the consolidation. The accounts for Optex have been eliminated from the balance sheets from September 27, 2009 forward due to the Optex bankruptcy in September 2009.
     Fiscal Periods. The Company’s fiscal year ends on the Sunday nearest September 30. Fiscal 2009 ended on September 27, 2009 and included 52 weeks. The fiscal year ending October 3, 2010 (“fiscal 2010”) will include 53 weeks. The Company’s first quarter of fiscal 2010 was the 13 weeks ended December 27, 2009.
     Subsequent Events. The Company evaluates events that occur subsequent to the balance sheet date of periodic reports, but before financial statements are issued for periods ending on such balance sheet dates, for possible adjustment to such financial statements or other disclosure. This evaluation generally occurs through the date at which the Company’s financial statements are electronically prepared for filing with the Securities and Exchange Commission (“SEC”). For the financial statements as of and for the periods ended December 27, 2009, this date was February 10, 2010.
     Warrant Valuation and Beneficial Conversion Feature. The Company calculates the fair value of warrants issued with debt or preferred stock using the Black-Scholes valuation method. The total proceeds received in the sale of debt or preferred stock and related warrants is allocated among these financial instruments based on their relative fair values. The discount arising from assigning a portion of the total proceeds to the warrants issued is recognized as interest expense for debt from the date of issuance to the earlier of the maturity date of the debt or the conversion dates using the effective yield method. Additionally, when issuing convertible instruments (debt or preferred stock), including convertible instruments issued with detachable warrants, the Company tests for the existence of a beneficial conversion feature. The Company records the amount of any beneficial conversion feature (“BCF”), calculated in accordance with the accounting standards, whenever it issues convertible instruments that have conversion features at fixed rates that are in-the-money using the effective per share conversion price when issued. The calculated amount of the BCF is accounted for as a contribution to additional paid-in capital and as a discount to the convertible instrument. A BCF resulting from issuance of convertible debt is recognized as interest expense from the date of issuance to the earlier of the maturity date of the debt or the conversion dates using the effective yield method. A BCF resulting from the issuance of convertible preferred stock is recognized as a deemed dividend and amortized over the period of the security’s earliest conversion or redemption date. The maximum amount of BCF that can be recognized is limited to the amount that will reduce the net carrying amount of the debt or preferred stock to zero.

     Reclassifications. Certain reclassifications have been made to the consolidated balance sheet for September 27, 2009 to conform to the current period presentation to reflect the adoption of new accounting guidance regarding the presentation of minority interests in subsidiaries, as discussed below.
     Recently Issued Accounting Pronouncements. In December 2007, the Financial Accounting Standards Board (“FASB”) issued guidance as codified in Accounting Standards Codification (“ASC”) 810-10, Consolidation — Noncontrolling Interests (previously SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—Amendments of ARB No. 51. ASC 810-10 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. ASC 810-10 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. ASC 810-10 is effective for fiscal years beginning after December 15, 2008, which for the Company is fiscal 2010. The adoption of ASC 810-10 has resulted in the reclassification on the balance sheet of minority interests from liabilities to stockholders’ equity for the periods presented herein.
     In June 2008, the FASB ratified guidance issued by the Emerging Issue Task Force (“EITF”) as codified in ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity (previously EITF Issue No. 07-05, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock). ASC 815-10 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. ASC 815-40 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the ASC 815-10 scope exception. ASC 815-40 is effective for fiscal years beginning after December 15, 2008, which for the Company is fiscal 2010, and early adoption was not permitted. Pursuant to ASC 815-40, the Company was required to reclassify certain warrants from equity to liabilities, which resulted in a cumulative effect adjustment of approximately $4,230,000 to reduce paid in capital for the original allocated value recorded for these affected warrants, a corresponding reduction in accumulated deficit of $4,230,000 and recording of the fair market value of the warrant derivative liability of $99,500 effective September 28, 2009, the first day of fiscal 2010. The fair market value of the warrant derivative liability was remeasured at December 27, 2009 and adjusted by $45,500 to report the change in fair value. The warrant derivative liability is included in accrued expenses on the consolidated balance sheet.
Note 2 — Going Concern
     These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company generated significant net losses in fiscal years prior to fiscal 2009. In fiscal 2009, the Company generated net income of $914,800, but this was primarily attributable to the approximately $8.6 million of aggregate non-recurring gains realized by a sale of patent assets and substantial gains on the elimination of consolidated debt and reduction in pension liability. In the first quarter of fiscal 2010, the 13-week period ended December 27, 2009, the Company had a net loss of $1,716,700.
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

Accordingly, the Company has sharply curtailed the breadth of its product investments, and instead has focused on the potential growth of its chip stacking business, various miniaturized camera products and a system application incorporating such camera products. In addition, the initial acquisition of Optex in December 2005 and the ultimate discontinuation of Optex’s operations in October 2008 pursuant to the Optex Asset Sale contributed to increases in the Company’s consolidated net losses, largely due to inadequate gross margins on Optex’s products and related consequential impacts.
     As of December 27, 2009, the Company also had negative working capital and stockholders’ deficit of approximately $5.6 million and $4.0 million, respectively. The Company is also involved in on-going litigation related to Optex. (See Note 9). The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.
     Management is focused on managing costs in line with estimated total revenues for fiscal 2010 and beyond, including contingencies for cost reductions if projected revenues are not fully realized. However, there can be no assurance that anticipated revenues will be realized or that the Company will successfully implement its plans. Accordingly, it is likely that the Company will need to raise additional funds to meet its continuing obligations and may incur additional losses.
     The Company’s common stock has traded below the $1.00 per share minimum Nasdaq continued listing criterion for substantial periods of time recently. On September 15, 2009, the Company received a written notice from Nasdaq of its lack of compliance with this criterion and was given until March 15, 2010 to regain compliance. There can be no assurance that the Company will be able to comply with the minimum $1.00 per share trading rule and be able to maintain its listing on the Nasdaq Capital Market. Delisting from the Nasdaq Capital Market for any present or future noncompliance with Nasdaq’s listing requirements could significantly limit the Company’s ability to raise capital and adversely impact the price of and market for the Company’s common stock. If the Company requires additional financing to meet its working capital needs, there can be no assurance that suitable financing will be available on acceptable terms, on a timely basis, or at all.
Note 3 — Note Payable — Related Party
     In December 2006, in consideration for amendments to the Stock Purchase Agreement, the Buyer Option Agreement and the Escrow Agreement with Timothy Looney initially entered into on December 30, 2005 for the acquisition of Optex, the Company issued an unsecured subordinated promissory note to Mr. Looney in the original principal amount of $400,000, bearing interest at a rate of 11% per annum. The principal and accrued interest under this note was due and payable in full to Mr. Looney on December 29, 2007. The Company has recorded the principal and accrued interest amount of this note in its Consolidated Balance Sheets at December 27, 2009 and September 27, 2009 as a current liability.
     The Company has received notices from Mr. Looney claiming that it is in default under the $400,000 one-year unsecured subordinated promissory note for the alleged nonpayment of principal and interest and demanding payment thereof. This note is in dispute as it relates to litigation between the Company and Mr. Looney. (See Note 9).

Note 4 — Common Stock and Common Stock Warrants, Preferred Stock, Stock Incentive Plans, Employee Retirement Plan and Deferred Compensation Plans
     Non-Cash Common Stock Transactions. During the 13-week period ended December 27, 2009, the Company exchanged $500,000 of the Company’s Series A-1 10% Cumulative Convertible Preferred Stock (the “Series A-1 Stock”) for an aggregate of 1,250,000 shares of common stock of the Company in various transactions.
     Common Stock Warrants. In the 13-week period ended December 27, 2009, a five-year warrant to purchase 907,400 shares of common stock at an exercise price of $0.55 per share was issued to its investment banking firm as partial consideration for services rendered in the private placement of a preferred stock unit financing, as discussed below. As an element of that financing, the Company issued five-year warrants to the investors to purchase an aggregate of 2,094,000 shares of common stock at an exercise price of $0.55 per share. In the 13-week period ended December 27, 2009, the Company also issued a five-year warrant to purchase 350,000 shares of the Company’s common stock at an exercise price of $0.44 per share to its investment banking firm for a one-year extension of an agreement with said firm to assist the Company to raise additional capital and to provide financial advisory services. The estimated fair value of this warrant, $119,000, will be amortized over the 12-month term of the extension.
     In the 13-week period ended December 27, 2009, as a result of the closing of the preferred stock financing and the warrant issued to the investment banking firm in connection with the agreement extension discussed above, warrants to purchase 762,000 shares of common stock at $3.18 per share were automatically adjusted to purchase 1,477,500 shares at $1.64 per share, which warrants expired on December 30, 2009. No warrants to purchase shares of the Company’s common stock expired during the 13-week period ended December 27, 2009.
     At December 27, 2009 and September 27, 2009, there were warrants outstanding to purchase 5,528,200 and 1,461,300 shares of the Company’s common stock, respectively. As noted above, subsequent to December 27, 2009, on December 30, 2009, warrants to purchase 1,477,500 shares of common stock expired.
     Preferred Stock. On September 30, 2009, the Company sold and issued an aggregate of 3,490 preferred stock units (the “Units”) at a purchase price of $700 per Unit. The $2,443,000 aggregate purchase price for the Units was paid in cash to the Company. Each Unit was comprised of one share of the Company’s newly created Series B Convertible Preferred Stock (the “Series B Stock”), plus a five-year warrant to purchase 600 shares of the Company’s common stock at $0.55 per share, as discussed above. Each share of Series B Stock is convertible at any time at the holder’s option into 2,000 shares of common stock at an initial conversion price per converted share of common stock equal to $0.50. As of December 27, 2009, an aggregate of 6,980,000 shares of the Company’s common stock were issuable upon conversion of the Series B Stock at the initial conversion price.
     The Series B Stock is non-voting, except to the extent required by law. With respect to distributions upon a deemed dissolution, liquidation or winding-up of the Company, the Series B Stock ranks senior to the Common Stock and junior to both the Company’s Series A-1 Stock and Series A-2 10% Cumulative Convertible Preferred Stock (the “Series A-2 Stock”). The liquidation preference per share of Series B Stock equals its stated value, $1,000 per share. The Series B Stock is not entitled to any preferential cash dividends; however, the Series B Stock is entitled to receive, pari passu with the Company’s Common Stock, such dividends on the Common Stock as may be declared from time to time by the Company’s Board of Directors.

     The Company’s aggregate gross proceeds received of $2,443,000 from the sale of the Series B Stock was allocated to the individual components comprising the stock units on a relative fair value basis, resulting in approximately $424,000 of the proceeds allocated to the five-year warrant and approximately $2,019,000 allocated to the Series B Stock. In addition, because the effective conversion price of the Series B Stock was below the current trading price of the Company’s shares at the date of issuance, the Company recorded a beneficial conversion feature (“BCF”) of approximately $1,471,000. Since the preferred shares contain no set redemption date and they are convertible from inception by the holder, the entire BCF amount was accreted as a preferred dividend as of the issuance date.
     The Company used the Black-Scholes model to value the warrants issued to the investment banking firm and those issued to the Series B Stock investors discussed above using the following assumptions; volatility of 93.2%, stock price $0.50 per share, exercise price $0.55 per share, risk-free interest rate of 2.3% and an expected term of five years.
     In the 13-week period ended December 27, 2009, 16,700 shares of the Series A-1 Stock were converted by Longview into 1,250,000 shares of common stock, as discussed above.
     Stock Incentive Plans. In June 2006, the Company’s stockholders approved the Company’s 2006 Omnibus Incentive Plan (the “2006 Plan”), which is designed to serve as a comprehensive equity incentive program to attract and retain the services of individuals essential to the Company’s long-term growth and financial success. The 2006 Plan permits the granting of stock options (including both incentive and non-qualified stock options), stock-only stock appreciation rights, nonvested stock and nonvested stock units, performance awards of cash, stock or property, dividend equivalents and other stock grants. Upon approval of the 2006 Plan in June 2006, the Company’s 2003 Stock Incentive Plan (the “2003 Plan”), 2001 Non-Qualified Stock Option Plan (the “2001 Non-Qualified Plan”), 2001 Stock Option Plan (the “2001 Plan”) and 2000 Non-Qualified Stock Option Plan (the “2000 Plan”) (collectively, the “Prior Plans”) were terminated, but existing options issued pursuant to the Prior Plans remain outstanding in accordance with the terms of their original grants. As of December 27, 2009, options to purchase 4,000 shares of the Company’s common stock at an exercise price of $265.62 per share were outstanding and exercisable under the 2000 Plan, options to purchase 2,500 shares of the Company’s common stock at an exercise price of $11.50 per share were outstanding and exercisable under the 2001 Plan, options to purchase 44,900 shares of the Company’s common stock were outstanding and exercisable under the 2001 Non-Qualified Option Plan, at exercise prices ranging from $8.60 to $13.50 per share, and options to purchase 267,900 shares of the Company’s common stock were outstanding under the 2003 Plan at exercise prices ranging from $10.40 to $36.20 per share, of which options to purchase 267,600 shares were exercisable at December 27, 2009.
     Pursuant to an amendment of the 2006 Plan by stockholders in March 2009, the number of shares of common stock reserved for issuance under the 2006 Plan shall automatically increase at the beginning of each subsequent fiscal year by the lesser of 1,250,000 shares or 5% of the common stock of the Company outstanding on the last day of the preceding fiscal year. As a result of that provision, the number of shares issuable under the 2006 Plan increased by 484,800 shares in the 13-week period ended December 27, 2009. The aggregate number of shares of common stock issuable under all stock-based awards that may be made under the 2006 Plan at December 27, 2009 is 899,700 shares. As of December 27, 2009, there were options to purchase 249,600 shares of the Company’s common stock outstanding under the 2006 Plan, at exercise prices ranging from $0.35 to $14.10 per share, of which options to purchase 211,400 shares were exercisable at December 27, 2009. In addition, as of December 27, 2009, 89,600 shares of nonvested stock were issued and outstanding pursuant to the 2006 Plan and 237,200 shares of vested stock were issued and outstanding pursuant to the 2006 Plan.

     The following table summarizes stock options outstanding as of December 27, 2009 as well as activity during the 13-week period then ended:

		Weighted Average
	Shares (1)	Exercise Price

Outstanding at September 27, 2009	568,900	$17.78
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at December 27, 2009	568,900	$17.78

Exercisable at December 27, 2009	530,400	$18.36

(1)	Rounded to nearest one hundred (100).
     Through the first 13 weeks of fiscal 2010, there have been no options granted. At December 27, 2009, the aggregate intrinsic value of unvested options outstanding and options exercisable was $0 and $0, respectively. There were no options exercised during the 13 weeks ended December 27, 2009 and therefore, the total intrinsic value of options exercised during that period was $0. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. At December 27, 2009, the weighted-average remaining contractual life of options outstanding and exercisable was 5.1 years and 5.0 years, respectively.
     The amount of compensation expense related to outstanding stock options not yet recognized at December 27, 2009 was $4,600 and, assuming the grantees continue to be employed by or remain as directors of the Company, that amount will be recognized as compensation expense as follows:

FY 2010 (remainder of year)	$2,800
FY 2011	$1,600
FY 2012	200

Total	$4,600

     The following table summarizes nonvested stock grants outstanding as of December 27, 2009 as well as activity during the 13-week period then ended:

		Weighted
		Average Grant
		Date Fair Value
	Nonvested Shares	per Share

Outstanding at September 27, 2009	90,400	$2.15
Granted	—	—
Vested	(300)	10.30
Forfeited	—	—

Outstanding at December 27, 2009	90,100	$3.34

     The amount of compensation expense related to nonvested stock grants not yet recognized at December 27, 2009 was $51,200 and, assuming the grantees continue to be employed by or remain as directors of the Company, that amount will be recognized as compensation expense as follows:

FY 2010 (remainder of year)	$40,400
FY 2011	9,400
FY 2012	1,400

Total	$51,200

Note 5 — Loss per Share
     Since the Company had losses for the 13-week periods ended December 27, 2009 and December 28, 2008, basic and diluted net loss per common share are the same and are computed based solely on the weighted average number of shares of common stock outstanding for the respective periods. Cumulative dividends on the Series A-1 Stock and the Series A-2 Stock for the 13-week period ended December 27, 2009 and on the Series A-1 Stock for the 13-week period ended December 28, 2008, although not declared, constitute a preferential claim against future dividends, if any, and are treated as an incremental expense of continuing operations for purposes of determining basic and diluted net loss from continuing operations per common share. In like manner, the beneficial conversion feature associated with the issuance of the Company’s Series B Stock in the 13-week period ended December 27, 2009, although not recorded as an expense, is treated as a deemed dividend and, therefore, an incremental expense of continuing operations for purposes of determining basic and diluted net loss from continuing operations per common share.
     The following table sets forth the computation of basic and diluted loss per common share:

	13 Weeks Ended
	December 27,	December 28,
	2009	2008
Continuing Operations Numerator:
Loss from continuing operations attributable to Company	$(1,716,700)	$(2,179,400)
Undeclared cumulative dividends on Series A-1 and Series A-2 preferred stock	(112,900)	(100,900)
Deemed dividend for beneficial conversion feature related to Series B preferred stock	(1,471,000)	—

Adjusted basic and diluted net loss attributable to Company common stockholders	$(3,300,600)	$(2,280,300)

Discontinued Operations Numerator:
Gain from discontinued operations	$—	$65,300

Continuing and Discontinued Operations Denominator:
Weighted average number of common shares outstanding	10,141,400	5,298,900

Basic and diluted net loss per share information:
From continuing operations attributable to Company	$(0.33)	$(0.43)
From discontinued operations attributable to Company	—	0.01

Basic and diluted net loss attributable to Company per common share	$(0.33)	$(0.42)

Note 6 — Inventories, Net
     Net inventories at December 27, 2009 and September 27, 2009 are set forth below.

	December 27,	September 27,
	2009	2009
Inventory:
Work in process	$1,091,900	$1,128,000
Raw materials	356,700	326,800
Finished goods	131,400	161,000

	1,580,000	1,615,800
Less reserve for obsolete inventory	(1,192,200)	(1,174,700)

	$387,800	$441,100

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
Note 7 — Reportable Segments
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

     The Company’s management evaluates financial information to review the performance of the Company’s research and development contract business separately from the Company’s product business, but only to the extent of the revenues and the cost of revenues of the two segments. Because the various indirect expense operations of the Company, as well as its assets, now support all of its revenue-generating operations, frequently in circumstances in which a distinction between research and development contract support and product support is difficult to identify, segregation of these indirect costs and assets is impracticable. The revenues and gross profit or loss of the Company’s two reportable segments for the 13-week periods ended December 27, 2009 and December 28, 2008 are shown in the following table.

	13 Weeks Ended
	December 27,	December 28,
	2009	2008
Contract research and development revenue	$2,759,400	$2,443,200
Cost of contract research and development revenue	2,036,200	1,937,400

Contract research and development segment gross profit	$723,200	$505,800

Product sales	$447,000	$290,800
Cost of product sales	402,800	378,000

Product segment gross profit (loss)	$44,200	$(87,200)

     Reconciliations of segment revenues to total revenues are as follows:

	13 Weeks Ended
	December 27,	December 28,
	2009	2008
Contract research and development revenue	$2,759,400	$2,443,200
Product sales	447,000	290,800
Other revenue	3,800	9,500

Total revenues	$3,210,200	$2,743,500

     Reconciliations of segment gross profit (loss) to loss from continuing operations before provision for income taxes are as follows:

	13 Weeks Ended
	December 27,	December 28,
	2009	2008
Contract research and development segment gross profit	$723,200	$505,800
Product segment gross profit (loss)	44,200	(87,200)

Net segment gross profit	767,400	418,600
Add (deduct):
Other revenue	3,800	9,500
General and administrative expense	(1,651,400)	(1,860,800)
Research and development expense	(755,200)	(350,400)
Interest expense	(114,900)	(409,100)
Provision for litigation judgment	(20,200)	—
Change in fair value of derivative instrument	45,500	—
Gain on disposal of assets	12,500	—
Interest and other (expense) income	(1,000)	31,600

Loss from continuing operations before provision for income taxes	$(1,713,500)	$(2,160,600)

Note 8 — Concentration of Revenues and Sources of Supply
     In the 13-week period ended December 27, 2009, direct contracts with the U.S. government accounted for 70% of the Company’s total revenues, and second-tier government contracts with prime government contractors accounted for 27% of total revenues. The remaining 3% of the Company’s total revenues were derived from non-government sources. Of the revenues derived directly or indirectly from U.S. government agencies, the U. S. Army, classified agencies, Alion Science and Technology Corporation, a defense contractor, and the U.S. Air Force accounted for 30%, 26%, 13% and 12%, respectively, of total revenues in the 13-week period ended December 27, 2009. Loss of any of these customers would have a material adverse impact on our business, financial condition and results of operations. No other single governmental or non-governmental customer accounted for more than 10% of the Company’s total revenues in the 13-week period ended December 27, 2009.
     In the 13-week period ended December 28, 2008, direct contracts with the U.S. government accounted for 60% of the Company’s total revenues, and second-tier government contracts with prime government contractors accounted for 14% of total revenues. The remaining 26% of the Company’s total revenues were derived from non-government sources. Of the revenues derived directly or indirectly from U.S. government agencies, the U.S. Air Force accounted for 40% of total revenues. No other single governmental or non-governmental customer accounted for more than 10% of the Company’s total revenues in the 13-week period ended December 28, 2008.
     The Company primarily uses contract manufacturers to fabricate and assemble its stacked chip, microchip and sensor products. At current limited levels of sales, the Company typically uses a single contract manufacturer for such products and, as a result, is vulnerable to disruptions in supply. The Company also uses contract manufacturers for production of its visible camera products, except for final testing, which the Company performs itself. The Company currently assembles, calibrates and tests its thermal camera and software products itself, given the relatively low volumes of these products. The Company presently relies on a limited number of suppliers of imaging chips that meet the quality and performance requirements of the Company’s thermal imaging products, which makes the Company vulnerable to potential disruptions in supply of such imaging chips.
Note 9 — Commitments and Contingencies
     Litigation. In January 2008, Timothy Looney, the former shareholder of Optex, filed a lawsuit in the Superior Court of California, County of Orange (the “Court”), against the Company and the Lenders alleging that the Company had breached its contract to register the shares of its common stock issued to Mr. Looney to purchase the final 30% of the shares of Optex. Mr. Looney also alleged that the Company’s senior lenders had tortiously and negligently interfered with his contractual rights with the Company by allegedly requiring the Company to refrain from registering his securities. In March 2009, the Company received notice that the Lenders had reached a settlement with Mr. Looney, the terms of which are unknown to the Company. The Lenders have notified the Company that they believe they are entitled to indemnification by the Company for this claim under their loan arrangements with the Company, and the Company has paid such indemnification expense. Pursuant to this lawsuit, Mr. Looney was seeking partial liquidated damages, declarative and injunctive relief compelling the Company to register his shares and unspecified compensatory damages.
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
     Trial of Mr. Looney’s January 2008 lawsuit against the Company and the Company’s June 2008 cross-complaint against Mr. Looney was completed in July 2009. A jury verdict was reached awarding Mr. Looney liquidated damages of $105,000, with the court rejecting Mr. Looney’s claim for additional compensatory damages based on the Company’s motion, and the Company’s cross-complaint against Mr. Looney with respect to allegations of fraud was denied. The results of the trial are potentially subject to appeal by either or both parties, the outcome of which action is uncertain. In December 2009, the Superior Court of California, County of Orange, entered a judgment in such jury trial in favor of Mr. Looney. The aggregate amount of the judgment was $959,400, which included the $105,000 liquidated damages and Mr. Looney’s attorneys’ fees. The Company has recorded the liability for this judgment in its Consolidated Financial Statements at December 27, 2009.
     In December 2008, Mr. Looney filed another lawsuit in the Superior Court of California, County of Orange alleging breach of contract. Mr. Looney alleges in this lawsuit that the UCC foreclosure sale of the assets of Optex constituted a “change-in-control” and claims that the Company is required to pay him an earnout payment of $3.9 million. The Company believes that it has meritorious defenses to these claims, but there is no assurance that such defenses will prevail. The Company has also filed a cross-complaint against Mr. Looney in this proceeding, alleging that Mr. Looney fraudulently and negligently misrepresented the financial condition of Optex prior to its sale to the Company and breached his contractual obligations to the Company subsequent to that sale. Pursuant to this cross-complaint, the Company is seeking compensatory and punitive damages and its attorneys’ fees. On July 30, 2009, the Court denied Mr. Looney’s motion for summary adjudication of his claim. This litigation is currently set for trial on April 26, 2010. Management believes that the range of possible outcomes under this lawsuit could range from up to the $3.9 million sought by Mr. Looney, plus costs and attorneys’ fees, to recovery of damages by the Company if the Company’s allegations are upheld. Therefore, no accrual for loss has been recorded.
     In September 2008, Mr. Looney filed a lawsuit in the United States District Court, Central District of California, against John C. Carson, the Company’s CEO, and John J. Stuart, Jr., the Company’s CFO, alleging that Messrs. Carson and Stuart negligently misrepresented the Company’s financial information when the Company was negotiating with Mr. Looney regarding the acquisition of Optex. Messrs. Carson and Stuart strongly deny these allegations. Pursuant to this lawsuit, Mr. Looney is seeking recovery of damages, interest and costs. Because the alleged actions of Messrs. Carson and Stuart were arguably in their capacity as officers of the Company, the Company has agreed to defend Messrs. Carson and Stuart in this lawsuit, subject to waivers of any conflict of interests that may arise, and the Company may be required to indemnify Messrs. Carson and Stuart in this matter. Messrs. Carson and Stuart filed a motion for summary judgment in this matter in September 2009. In November 2009, the Court granted alternate relief in response to the motion for summary judgment, allowing Messrs. Carson and Stuart to conduct further discovery into Mr. Looney’s alleged damages, and ordered Mr. Looney to pay the related attorneys’ fees. This lawsuit is not currently set for trial. Management believes that the probability of loss under this lawsuit is remote and, therefore, no accrual for loss has been recorded.
     In April 2009, Mr. Looney initiated litigation against the Company for breach of contract for alleged default under the $400,000 one-year unsecured subordinated promissory note in the State District Court of Dallas County, Texas. Also in April 2009, TWL Group, LP (“TWL”), an entity owned by Mr. Looney, initiated litigation against Optex for breach of contract for alleged default under a $2 million secured subordinated note. Although a motion for summary judgment brought by TWL in this latter matter was granted, the action has been stayed as a result of the Optex bankruptcy. As a result of the Company’s filings, the litigation on the $400,000 note has been removed to the Federal District Court of Northern Texas. The Company’s defenses in this matter are related to the Company’s defenses and cross-claims in the California litigation discussed above, defenses that the Company intends to pursue vigorously, but the outcome of which cannot be assured. That matter is set for trial on March 1, 2010. Mr. Looney has filed a motion for summary judgment in this matter, but a hearing date has not been set for this motion.
     With the exception of the Looney January 2008 litigation, the outcome of the above litigation is inherently uncertain, and it is currently not possible to estimate the range of possible loss that the Company might realize in the event of an adverse outcome from the various litigations with Mr. Looney. In the event of one or more unfavorable outcomes, there could be a material and adverse effect on the Company’s financial condition. The Company and Mr. Looney preliminarily agreed in December 2009 to the outline of a potential settlement of all litigation by and between the parties, including the judgment entered in Mr. Looney’s favor. The Company believes an agreement was subsequently reached between the parties on the essential settlement terms. However, Mr. Looney has been unwilling to enter into a definitive settlement agreement and has terminated negotiations with respect thereto as of the date of this report. The Company cannot assure that it will be able to enter into an definitive settlement agreement with Mr. Looney on acceptable terms, on a timely basis or at all. Failure to settle this litigation in the near future or an adverse ruling in such litigation could have a material adverse effect on the Company’s financial position and business.
     In March 2009, FirstMark III, LP, formerly known as Pequot Private Equity Fund III, LP, and FirstMark III Offshore Partners, LP, formerly known as Pequot Offshore Private Equity Partners III, LP, filed a lawsuit in the state Supreme Court, State of New York, County of New York, against the Company. The plaintiffs allege the Company breached a settlement agreement dated December 29, 2006 between them that allegedly required the Company to make certain payments to the plaintiffs that were not made, in the principal amounts of approximately $539,400 and $230,000 plus interest thereon allegedly accruing at 18% from March 14, 2007 and May 31, 2007, respectively. At December 27, 2009, the Company has approximately $1,161,900 of expense accrued reflecting these alleged obligations. The plaintiffs filed a motion for summary judgment in this matter, which was granted in January 2010, although judgment has not yet been entered as of the date of this Report. The Company is currently in negotiations with the plaintiffs to settle this matter, but such an outcome cannot be assured.
     The Company has been, and may from time to time, become a party to various other legal proceedings arising in the ordinary course of its business. The Company does not presently know of any such other matters, the disposition of which would be likely to have a material effect on the Company’s consolidated financial position, results of operations or liquidity.
Note 10 — Subsequent Events
     Conversion of Series A-1 Stock and Series A-2 Stock into Common Stock
     The Company issued 2,700,000 shares of common stock to an accredited institutional investor upon such investor’s conversion on December 31, 2009 of an aggregate of $1,080,000 of the stated value of the Series A-1 Stock. The Company also issued 93,700 shares of common stock to another accredited investor upon such investor’s conversion on December 31, 2009 of $37,480 of the stated value of the Series A-1 Stock. The Company also issued 245,900 shares of common stock to the latter investor upon such investor’s conversion on December 31, 2009 of $98,360 of the stated value of the Series A-2 Stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     In this report, the terms “Irvine Sensors,” “Company,” “we,” “us” and “our” refer to Irvine Sensors Corporation (“ISC”) and its subsidiaries.
     This report contains forward-looking statements regarding Irvine Sensors which include, but are not limited to, statements concerning our projected revenues, expenses, gross profit and income, mix of revenue, demand for our products, the need for additional capital, the outcome of existing litigation and potential settlements of such litigation, our ability to obtain and successfully perform additional new contract awards and the related funding of such awards, market acceptance of our products and technologies, the competitive nature of our business and markets, the success and timing of new product introductions and commercialization of our technologies, product qualification requirements of our customers, our significant accounting policies and estimates, and the outcome of expense audits. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “estimates,” “should,” “may,” “will”, “with a view to” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Such factors include, but are not limited to the following:
•	our ability to obtain additional financing for working capital on acceptable terms in a timely manner or at all;

•	our ability to regain and maintain compliance with Nasdaq’s listing requirements;

•	the outcome of existing litigation and our ability to settle such litigation on acceptable terms;

•	our ability to continue as a going concern;

•	our ability to obtain critical and timely product and service deliveries from key vendors due to our working capital limitations, competitive pressures or other factors;

•	our ability to successfully execute our business plan and control costs and expenses;

•	our ability to obtain expected and timely bookings and orders resulting from existing contracts;

•	our ability to secure and successfully perform additional research and development contracts, and achieve greater contracts backlog;

•	governmental agendas, budget issues and constraints and funding or approval delays;

•	our ability to maintain adequate internal controls and disclosure procedures, and achieve compliance with Section 404 of the Sarbanes-Oxley Act;

•	our ability to introduce new products, gain broad market acceptance for such products and ramp up manufacturing in a timely manner;

•	new products or technologies introduced by our competitors, many of whom are bigger and better financed than us;

•	the pace at which new markets develop;

•	our ability to establish strategic partnerships to develop our business;

•	our limited market capitalization;

•	general economic and political instability; and

•	those additional factors which are listed under the section “Risk Factors” in Part II, Item 1A of this report.

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
     In December 2005, we completed the initial acquisition (the “Initial Acquisition”) of 70% of the outstanding capital stock of Optex Systems, Inc. (“Optex”), a privately held manufacturer of telescopes, periscopes, lenses and other optical systems and instruments whose customers were primarily agencies of and prime contractors to the U.S. Government. In consideration for the Initial Acquisition, we made an initial cash payment to the sole shareholder of Optex, Timothy Looney, in the amount of $14.0 million and made an additional cash payment of $64,200 to Mr. Looney in July 2006 upon completion of the audit of Optex’s financial statements for the year ended December 31, 2005. As additional consideration, we were initially required to pay to Mr. Looney cash earnout payments in the aggregate amount up to $4.0 million based upon the net cash generated from the Optex business, after debt service, for the fiscal year ended October 1, 2006 (“fiscal 2006”) and the next two subsequent fiscal years. Mr. Looney was not entitled to any earnout payments for fiscal 2006, for the fiscal year ended September 30, 2007 (“fiscal 2007”) or for the fiscal year ended September 28, 2008 (“fiscal 2008”). In January 2007, we negotiated an amendment to our earnout agreement with Mr. Looney that extended his earnout period to December 2009 and reduced the aggregate maximum potential earnout by $100,000 to $3.9 million in consideration for a secured subordinated term loan providing for advances from an entity owned by Mr. Looney to Optex of up to $2 million. This term loan bore interest at 10% per annum and matured on the earlier of February 2009 or 60 days after repayment of our senior debt. As of September 27, 2009, this term loan was fully advanced to Optex. Optex ceased operations in October 2008 as a result of a UCC foreclosure sale (the “Optex Asset Sale”) as described more fully below. In September 2009, Optex filed a voluntary petition for relief under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of California. As a result of this filing, the accounts of Optex have been deconsolidated from the consolidated balance sheet of the Company at September 27, 2009, including the obligations of Optex to the entity owned by Mr. Looney described above. The Company believes that Mr. Looney was not entitled to any earnout for fiscal 2009. However, Mr. Looney has brought a lawsuit against the Company alleging that the Company is obligated to pay him the full potential earnout as a result of the Optex Asset Sale. (See Note 9 of the Condensed Notes to the Consolidated Financial Statements).
     In connection with the Initial Acquisition, we entered into an agreement with Mr. Looney, pursuant to which we agreed to purchase the remaining 30% of the capital stock of Optex held by Mr.

Looney (the “Buyer Option”), subject to stockholder approval, which approval was received in June 2006. On December 29, 2006, we amended certain of our agreements with Mr. Looney regarding the Buyer Option. In consideration for such amendments, we issued a one-year unsecured subordinated promissory note to Mr. Looney in the principal amount of $400,000, bearing interest at a rate of 11% per annum. We exercised the Buyer Option on December 29, 2006 and issued Mr. Looney approximately 269,231 shares of our common stock, after giving effect to our one-for-ten reverse stock split effectuated in August 2008 (the “2008 Reverse Split”), as consideration for our purchase of the remaining 30% of the outstanding common stock of Optex held by him. As a result of the Initial Acquisition and exercise of the Buyer Option, Optex became our wholly-owned subsidiary.
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
     In March 2009, we sold most of our patent portfolio to a patent acquisition company for $9.5 million in cash, $8.5 million of which was paid in March 2009 and $1.0 million of which was paid in April 2009, and the patent acquisition company granted us a perpetual, worldwide, royalty-free, non-exclusive license to use the sold patents in our business (the “Patent Sale and License”). In order to secure the release of security interests to effectuate the Patent Sale and License, we agreed to pay $2.8 million of the aggregate principal and accrued interest owed to the Lenders from the proceeds of the Patent Sale and License. After such payment, our aggregate principal and accrued interest owed to the Lenders was approximately $1.2 million. As a result of our satisfying certain conditions, including our consummation of a $1.0 million bridge debt financing, in April 2009, the Lenders exchanged $1.0 million of our residual principal obligations for the issuance of 24,999 shares of our newly-created Series A-2 10% Cumulative Convertible Preferred Stock (the “Series A-2 Stock”), a non-voting convertible preferred stock of the Company. The conversion of the Series A-2 Stock into shares of our common stock is subject to the same conversion blocker as contained in our Series A-1 10% Cumulative Convertible Preferred Stock (the “Series A-1 Stock”), which would prevent each Lender’s common stock ownership at any given time from exceeding 4.99% of our outstanding common stock (which percentage may increase but not above 9.99%).

     Since 2002, we historically derived a substantial majority of our total revenues from government-funded research and development rather than from product sales. We anticipate that a substantial majority of our total revenues will continue to be derived from government-funded sources in the immediately foreseeable future. In fiscal 2008 and fiscal 2009, our contract research and development revenues were adversely affected by procurement delays and capital constraints, as well as diversion of management and financial resources to address issues related to operations at Optex, the Optex Asset Sale and the various lawsuits with Mr. Looney. Our current marketing efforts are focused on government programs that we believe have the potential to transition to government production contracts. If we are successful in this transition, our future revenues may become more dependent upon production elements of U.S. defense budgets, funding approvals and political agendas. We are also attempting to increase our revenues from product sales by introducing new products with commercial applications, in particular, miniaturized cameras and stacked computer memory chips. We cannot assure you that we will be able to complete development, successfully launch or profitably manufacture and sell any such products on a timely basis, if at all. We generally use contract manufacturers to produce these products or their subassemblies, and all of our other current operations occur at a single, leased facility in Costa Mesa, California.
     Prior to the fiscal year ended September 27, 2009 (“fiscal 2009”), we had a history of unprofitable operations due in part to our investment in Optex and in part to discretionary investments that we made to commercialize our technologies and to maintain our technical staff and corporate infrastructure at levels that we believed were required for future growth. In fiscal 2009, we did achieve profitable operating results, largely due to certain nonrecurring events such as the Patent Sale and License and elimination of certain obligations. In the 13-week period ended December 27, 2009, we again experienced unprofitable operations. With respect to our investments in staff and infrastructure, the advanced technical and multi-disciplinary content of our technologies places a premium on a stable and well-trained work force. As a result, we generally maintain the size of our work force even when anticipated government contracts are delayed, a circumstance that has occurred with some frequency in the past and that has resulted in under-utilization of our labor force for revenue generation from time to time. Delays in receipt of research and development contracts are unpredictable, but we believe such delays represent a recurring characteristic of our research and development contract business. We anticipate that the impact on our business of future delays can be mitigated by the achievement of greater contract backlog and are seeking growth in our research and development contract revenue to that end. We are also seeking to expand the contribution to our total revenues from product sales, which have not historically experienced the same types of delays that can occur in research and development contracts. We have not yet demonstrated the level of sustained research and development contract revenue or product sales that we believe, by itself, is required to sustain profitable operations. Our ability to recover our investments through the cost-reimbursement features of our government contracts is constrained due to both regulatory and competitive pricing considerations.
     To offset the adverse working capital effect of our net losses, we have historically financed our operations through issuance of various equity and debt instruments. To finance the acquisition of Optex, we also incurred material long-term debt, and we have exchanged a significant portion of that debt into preferred stock that is convertible into our common stock. In our last four fiscal years, we have issued approximately 7.8 million shares of our common stock, an increase of over 400% from the approximately 1.9 million shares of our common stock outstanding at the beginning of that period, which resulted in a substantial dilution of stockholder interests. At December 27, 2009, our fully diluted common stock position was approximately 32.8 million shares, which assumes the conversion into common stock of all preferred stock outstanding as of December 27, 2009 and the exercise for cash of all outstanding warrants and options to purchase the Company’s securities. As of December 30, 2009, this fully diluted common stock position decreased by approximately 1.5 million shares as a result of the expiration of certain warrants to purchase common stock of the Company. At December 27, 2009, we had approximately

$588,400 of debt.
     None of our subsidiaries accounted for more than 10% of our total assets at December 27, 2009 or have separate employees or facilities. We currently report our operating results and financial condition in two operating segments, our research and development business and our product business.
Critical Accounting Estimates
     Our consolidated financial statements have been prepared in conformity with GAAP. As such, management is required to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The significant accounting policies that are most critical to aid in fully understanding and evaluating reported financial results are the same as those disclosed in our Form 10-K for the 52-week period ended September 27, 2009.
Results of Operations
     Total Revenues. Our total revenues increased approximately 17% in the 13-week period ended December 27, 2009 as compared to the 13-week period ended December 28, 2008, reflecting increases in both contract research and development revenue and product sales as discussed more fully below.
     Contract Research and Development Revenue. Contract research and development revenue consists of amounts realized or realizable from funded research and development contracts, largely from U.S. government agencies and government contractors. Contract research and development revenues for the 13-week period ended December 27, 2009 increased from contract research and development revenues of the 13-week period ended December 28, 2008 as shown in the following table:

	Contract Research
	and Development	Percentage of
13-Week Comparisons	Revenue	Total Revenue
13 weeks ended December 28, 2008	$2,443,200	89%
Dollar increase in current comparable 13 weeks	316,200

13 weeks ended December 27, 2009	$2,759,400	86%
Percentage increase in current 13 weeks	13%

     The increase in our contract research and development revenue in the 13-week period ended December 27, 2009 as compared to the 13-week period ended December 28, 2008 was largely related to substantially greater subcontractor and vendor support received to fulfill the technical milestones of research and development contracts underway in the current fiscal year’s first quarter than in the prior fiscal year period. We recorded approximately $853,400 more of such support in the 13-week period ended December 27, 2009 as compared to the 13-week period ended December 28, 2008. Since most of our research and development contracts are of a cost reimbursement nature, this increase in expense incurred in the performance of such contracts resulted in our corresponding recognition of greater revenue derived from such expense. We believe that this increase in subcontractor and vendor support in the current period was primarily a reflection of an increase in our ability during such period to procure such support due to our September 2009 financing, coupled with the timing of technical milestones required for the performance of the current research and development contracts, rather than being indicative of a trend. An increase in subcontractor and vendor support, and a corresponding increase in our contract research and development revenue, in future fiscal quarters will likely be dependent on our ability to raise additional capital, which we cannot guarantee.

     Cost of Contract Research and Development Revenue. Cost of contract research and development revenue consists of wages and related benefits, as well as subcontractor, independent consultant and vendor expenses directly incurred in support of research and development contracts, plus associated indirect expenses permitted to be charged pursuant to the relevant contracts. Our cost of contract research and development revenue for the first 13 weeks of fiscal 2010 increased as compared to the first 13 weeks of fiscal 2009 in terms of absolute dollars, but decreased as a percentage of contract research and development revenue as shown in the following table:

		Percentage of
	Cost of Contract	Contract Research
	Research and	and Development
13-Week Comparisons	Development Revenue	Revenue
13 weeks ended December 28, 2008	$1,937,400	79%
Dollar increase in current comparable 13 weeks	98,800

13 weeks ended December 27, 2009	$2,036,200	74%
Percentage increase in current 13 weeks	5%
     The current period increase in absolute dollar cost of contract research and development revenue as compared to the prior fiscal year’s first quarter was largely the result of the increase in costs of external subcontractor and vendor support in the current period discussed above. This increase was partially offset by a reduction in direct costs of our labor required to support our research and development contracts in the fiscal 2010 first quarter as compared to the fiscal 2009 first quarter. This combination of increased external support and decreased internal direct labor can result in reduced margins, rather than the improvement realized in the current period, since our costs of contract research and development revenue generated by support from our external vendors and subcontractors do not recover as much indirect expense through the cost reimbursement features of many of our contracts as do our own internal direct labor costs. However, in the 13-week period ended December 27, 2009, this structural limitation was overcome by a substantial reduction in our indirect expenses and the corresponding overhead costs of contract research and development revenue as compared to such costs in the 13-week period ended December 28, 2008. This overhead reduction, largely derived from greater revenue generation from our existing staff, resulted in a disproportionate decrease in our costs of contract research and development revenue in the current fiscal year period, with the corresponding improvement in costs of contract research and development revenue as a percentage of such revenue.
     Product Sales. Our product sales are generally derived from sales of miniaturized camera products, specialized chips, modules, stacked chip products and chip stacking services. Product sales for the 13-week period ended December 27, 2009 increased both in terms of absolute dollars and as a percentage of total revenue as compared to the 13-week period ended December 28, 2008 as shown in the following table:

	Product	Percentage of
13-Week Comparisons	Sales	Total Revenue
13 weeks ended December 28, 2008	$290,800	11%
Dollar increase in current comparable 13 weeks	156,200

13 weeks ended December 27, 2009	$447,000	14%
Percentage increase in current 13 weeks	54%

     The increase in product sales in the current fiscal year period is largely the result of substantially increased sales of our thermal imaging products in the 13-week period ended December 27, 2009 as compared to the 13-week period ended December 28, 2008. This increase in thermal imaging product sales was partially offset by a small decrease in sales of stacked chip products, resulting in our aggregate 54% increase in product sales in the fiscal 2010 first quarter compared to the fiscal 2009 first quarter. Based on the composition of our backlog at the date of this report, we expect that sales of thermal imaging products will continue to represent a larger percentage of our product sales throughout fiscal 2010 as compared to fiscal 2009.
     Cost of Product Sales. Cost of product sales consists of wages and related benefits of our personnel, as well as subcontractor, independent consultant and vendor expenses directly incurred in the manufacture of products sold, plus related overhead expenses. Our cost of product sales for the 13-week periods ended December 27, 2009 and December 28, 2008 is shown in the following table:

	Cost of	Percentage of
13-Week Comparisons	Product Sales	Product Sales
13 weeks ended December 28, 2008	$378,000	130%
Dollar increase in current comparable 13 weeks	24,800

13 weeks ended December 27, 2009	$402,800	90%
Percentage increase in current 13 weeks	7%
     The increase in absolute dollars of cost of product sales in the current fiscal year period was related to the increase in product sales discussed above. However, the absolute dollar increase in cost of product sales in the 13-week period ended December 27, 2009 as compared to the 13-week period ended December 28, 2008 was disproportionately less than the increase in product sales for the fiscal 2009 first quarter. Accordingly, the cost of product sales as a percentage of product sales in the current fiscal year period was reduced compared to the prior fiscal year period, resulting in positive gross margins on product sales in the 13-week period ended December 27, 2009, as opposed to the negative gross margins on product sales in the 13-week period ended December 28, 2008. However, the negative gross margins in the 13-week period ended December 28, 2008 were primarily related to increased product support costs associated with thermal imaging products, including both those delivered in a prior period and those to be shipped in future periods under an existing order for which revenues had not yet been recognized during the fiscal 2009 first quarter. Product support costs in the 13-week period ended December 27, 2009 reflected different contractual provisions than in the prior year period and were substantially lower than in the 13-week period ended December 28, 2008. The impact of such timing and contractual effects may continue to produce fluctuations in product margins unless and until our sales of thermal imaging products increase substantially, thereby reducing the percentage impact of product support costs, which typically are less elastic than the associated revenues.
     General and Administrative Expense. General and administrative expense largely consists of wages and related benefits for our executive, financial, administrative and marketing staff, as well as professional fees, primarily legal and accounting fees and costs, plus various fixed costs such as rent, utilities and telephone. The comparison of general and administrative expense for the 13-week periods ended December 27, 2009 and December 28, 2008 is shown in the following table:

	General and
	Administrative	Percentage of
13-Week Comparisons	Expense	Total Revenue
13 weeks ended December 28, 2008	$1,860,800	68%
Dollar decrease in current comparable 13 weeks	(209,400)

13 weeks ended December 27, 2009	$1,651,400	51%
Percentage decrease for current 13 weeks	(11%)
     Approximately $137,800, or 66%, of the dollar decrease in general and administrative expense in the 13-week period ended December 27, 2009 as compared to the 13-week period ended December 28, 2008, was the result of decreased general and administrative labor expense and related employee benefits in the current fiscal year period. Our overall reduction in our labor-related overhead costs also contributed to a $153,100 reduction in bid and proposal and related general and administrative expenses in the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009. Our general and administrative service expense in the 13-week period ended December 27, 2009, largely accounting expenses, also decreased $60,500 compared to the 13-week period ended December 28, 2008. These current period reductions were partially offset by a $99,700 increase in our unallowable general and administrative expense for which we cannot seek reimbursement under most of our government contracts, largely litigation expenses, compared to the prior fiscal year period. Since our total revenues increased in the fiscal 2010 first quarter as compared to the first quarter of fiscal 2009, our overall decrease in absolute dollars of general and administrative expense also resulted in general and administrative expense as a percentage of total revenue being decreased in the current fiscal year period.
     Research and Development Expense. Research and development expense consists of wages and related benefits for our research and development staff, independent contractor consulting fees and subcontractor and vendor expenses directly incurred in support of internally funded research and development projects, plus associated overhead expenses. Research and development expense for the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009 is shown in the following table:

	Research and
	Development	Percentage of
13-Week Comparisons	Expense	Total Revenue
13 weeks ended December 28, 2008	$350,400	13%
Dollar increase in current comparable 13 weeks	404,800

13 weeks ended December 27, 2009	$755,200	24%
Percentage increase for current 13 weeks	116%
     The increase in research and development expense in the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009 is largely related to labor deployment issues in the respective fiscal quarters. We use the same technical staff for both internal and customer funded research and development projects, as well as the preparation of technical proposals, so the availability of direct labor in terms of man hours and skill mix has a direct bearing on the amount of internally funded research and development expense we undertake in any given period. As noted in the discussion of cost of contract research and development revenue above, we used less of our direct labor on funded contracts in the current fiscal year period than the prior fiscal year period. Generally, this difference in labor deployment does not reflect any trends, but rather is tied to specific milestones of both funded and internal research projects. Accordingly, both the absolute dollar and percentage increases in research and development expense in fiscal 2010 as compared to fiscal 2009 reflect these milestones, rather than a change in priorities related to internally funded research and development.
     Interest Expense. Our interest expense for the first 13 weeks of fiscal 2010, compared to the first 13 weeks of fiscal 2009, decreased substantially, as shown in the following table:

Interest Expense
13 weeks ended December 28, 2008	$409,100
Dollar decrease in current comparable 13 weeks	(294,200)

13 weeks ended December 27, 2009	$114,900
Percentage decrease for current 13 weeks	(72%)
     The decline in interest expense in the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009 was primarily due to the reduction in our debt, and corresponding interest, that resulted from application of proceeds from the Patent Sale and License and the exchange of a portion of our debt for our Series A-2 Stock.
     Income From Discontinued Operations. In the period ended December 28, 2008, we realized a gain on Optex’s discontinued operations of $65,300 for the interval from September 29, 2008 through October 14, 2008, the date of the Optex Asset Sale. Since Optex had no operations subsequent to the Optex Asset Sale, no comparable result from discontinued operations was recognized in the 13-week period ended December 27, 2009.
     Net Loss. Our net loss decreased in the 13-week period ended December 27, 2009, compared to the 13-week period ended December 28, 2008, as shown in the following table:

13-Week Comparisons	Net Loss
13 weeks ended December 28, 2008	$(2,114,100)
Dollar change in current comparable 13 weeks	397,400

13 weeks ended December 27, 2009	$(1,716,700)
Percentage decrease for current 13 weeks	(19%)
     The decrease in net loss in the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009 was substantially attributable to the decrease in interest expense, the improved margins on both our research and development revenue and our product sales and the reduction in general and administrative expense in the current fiscal year period as discussed above, which more than offset the increase in research and development expense in the same period.

Liquidity and Capital Resources
     Our liquidity was largely unchanged in the first 13 weeks of fiscal 2010 in terms of our consolidated cash and cash equivalents, but our working capital deficit was reduced in the current 13-week period as shown in the following table:

	Cash and	Working Capital
	Cash Equivalents	(Deficit)
September 27, 2009	$125,700	$(6,271,300)
Dollar change in the 13 weeks ended December 27, 2009	(3,200)	643,100

December 27, 2009	$122,500	$(5,628,200)
Percentage change in the 13 weeks ended December 27, 2009	(3%)	10%
     The aggregate of our non-cash depreciation and amortization expense and non-cash deferred stock-based compensation was $365,600 in the 13 weeks ended December 27, 2009. These non-cash expenses partially offset the use of cash derived from our net loss and various timing effects and resulted in an operational use of cash in the amount of $1,548,100 in the current quarter. These and other uses of cash, including a reduction of $493,500 in factoring advances against receivables, were offset by $2,049,500 of net proceeds from our preferred stock financing in the current period, resulting in the net $3,200 decrease of cash in the 13-week period ended December 27, 2009.
     During the 13 weeks ended December 27, 2009, we continued to incur fees and expenses in the lawsuits related to the ongoing disputes with Mr. Looney and his affiliate. In that period, these fees and expenses aggregated to $173,700. In December 2009, we and Mr. Looney preliminarily agreed upon the outline of a potential settlement of these lawsuits, subject to certain third party consents, which we cannot guarantee will be obtained. (See Note 9 of the Condensed Notes to the Consolidated Financial Statements). We believe an agreement was subsequently reached between the parties on the essential settlement terms. However, Mr. Looney has been unwilling to enter into a definitive settlement agreement and has terminated negotiations with respect thereto, as of the date of this report. We cannot assure you that we will be able to enter into a satisfactory definitive settlement agreement with Mr. Looney on a timely basis or at all. If this settlement is not effectuated, we anticipate we will continue to incur substantial expenses in subsequent periods as trial and preparation for trial on these matters proceed and that such expenses will continue to impair our liquidity. Any adverse outcome of this litigation could have a material and adverse effect on our business, financial condition and results of operations.
     Under litigation related to obligations allegedly owed to FirstMark III, LP, formerly known as Pequot Private Equity Fund III, LP, and FirstMark III Offshore Partners, LP, formerly known as Pequot Offshore Private Equity Partners III, LP (collectively, “FirstMark”), FirstMark filed a motion for summary judgment, which was granted in January 2010, although to our knowledge, judgment has not yet been entered as of the date of this report. (See Note 9 of the Condensed Notes to the Consolidated Financial Statements). We are seeking to settle this matter, but such an outcome cannot be assured. If we are unable to settle this matter in a satisfactory manner, execution of this summary judgment could have a material adverse effect on us and our financial condition, including our liquidity,
     The reduction in the working capital deficit in the 13-week period ended December 27, 2009 was also largely the result of our preferred stock financing in the current period. Deployment of the net proceeds from that financing allowed us to reduce our accounts payable and accrued expenses by $451,100 and to reduce our factoring advances against receivables by $493,500 in the quarter. At December 27, 2009, our factoring lender had advances of approximately $492,300 to us.

     At December 27, 2009, our funded backlog was approximately $12.5 million. We expect, but cannot guarantee, that a substantial portion of our funded backlog at December 27, 2009 will result in revenue recognized in fiscal 2010. In addition, our government research and development contracts typically include unfunded backlog, which is funded when the previously funded amounts have been expended. As of December 27, 2009, our total backlog, including unfunded portions, was approximately $14.4 million.
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
     We have developed an operating plan to manage costs in line with estimated total revenues for the balance of fiscal 2010 and beyond, including contingencies for cost reductions if projected revenues are not fully realized. However, there can be no assurance that anticipated revenues will be realized or that we will successfully implement our plans. Accordingly, it is likely that the Company will need to raise additional funds in fiscal 2010 to meet its continuing obligations.
Off-Balance Sheet Arrangements
     Our conventional operating leases are either immaterial to our financial statements or do not contain the types of guarantees, retained interests or contingent obligations that would require their disclosures as an “off-balance sheet arrangement” pursuant to Regulation S-K Item 303(a)(4). As of December 27, 2009 and September 27, 2009, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations and Commitments
     Debt. At December 27, 2009, we had approximately $588,400 of debt, which consisted of (i) a Secured Promissory Note payable to Longview, described more fully below, the principal amount of which was reduced from $2.1 million to approximately $188,400 through partial exchange of such debt pursuant to the credit bid that effectuated the Optex Asset Sale and partial repayment from proceeds of the Patent Sale and License and (ii) a $400,000 unsecured subordinated promissory note payable to Timothy Looney, described more fully below. We also had contingent secured subordinated notes originally issued in the aggregate principal amount of $1,115,000 (the “Contingent Notes”), which were issued in connection with our November 2007 debt restructuring, described more fully below. Of the principal amount of the Contingent Notes, only $17,700 remained potentially outstanding as of December 27, 2009.
     On December 29, 2006, we amended certain of the agreements with Timothy Looney regarding our Buyer Option to purchase the remaining 30% interest in Optex. In consideration for such amendments, we issued an unsecured subordinated promissory note to Mr. Looney in the principal amount of $400,000, bearing interest at a rate of 11% per annum. In January 2007, we negotiated an amendment to our earnout agreement with Mr. Looney that extended his earnout period to December 2009 and reduced the aggregate maximum potential earnout to $3.9 million in consideration for a subordinated secured term loan from TWL Group, LP, an entity owned by Mr. Looney, providing for advances up to $2.0 million to Optex, bearing 10% interest per annum, which term loan matured on the earlier of February 2009 or sixty days after repayment or refinancing of our senior debt. At December 27, 2009 and September 27, 2009, the $2.0 million of debt owed by Optex outstanding under the subordinated secured term loan was no longer consolidated in the Company’s accounts, as a result of the Optex bankruptcy filing in September 2009.
     We have received notices from Mr. Looney claiming that we are in default under our $400,000 unsecured subordinated promissory note with Mr. Looney for the alleged nonpayment of principal and interest. We have received a demand from Mr. Looney for payment pursuant to the $400,000 unsecured subordinated promissory note. This note is in dispute and is related to on-going litigation between us and Mr. Looney, the outcome of which is presently not determinable. (See Note 9 to Condensed Notes to Consolidated Financial Statements). Accordingly, the ultimate amount, if any, that we may be required to pay pursuant to this note is presently unknown, although we have recorded the full principal and accrued interest amount of this note in our Consolidated Balance Sheets at December 27, 2009 and September 27, 2009. (See Note 9 of Condensed Notes to Consolidated Financial Statements).
     On July 19, 2007, we entered into a Loan Agreement, a Secured Promissory Note (the “Promissory Note”) and an Omnibus Security Interest Acknowledgement with Longview, pursuant to which we closed a short-term non-convertible loan in the original principal amount of $2.0 million (the “Loan”), the proceeds of which were intended principally for general working capital purposes. The Promissory Note bore interest at a rate of 12% per annum, due together with the unpaid principal amount when the Promissory Note matures, which was originally on January 19, 2008, but was extended to December 30, 2009 pursuant to our November 2007 debt restructuring and further extended to September 30, 2010 pursuant to partial repayment terms related to the Patent Sale and License. If we fail to pay the principal and accrued interest within ten days after the maturity date, we will incur a late fee equal to 5% of such amounts.
     We did not exercise a right to prepay the entire outstanding principal under the Promissory Note on or prior to August 15, 2007 by paying to Longview an amount equal to 120% of the principal amount of the Promissory Note, together with accrued but unpaid interest. As a result, the principal amount of the Promissory Note was automatically increased by $100,000 to $2.1 million and we issued Longview 30,000 shares of the Company’s common stock, in lieu of a $400,000 cash continuation fee for continuing the term of the Promissory Note beyond August 15, 2007, and a five-year warrant to purchase up to an aggregate of 50,000 shares of the Company’s common stock. Subsequent to its issuance, as a result of various financings and transactions that triggered the anti-dilution provisions in such warrant, the exercise price of this warrant has been automatically adjusted from $14.60 per share to $0.40 per share. The exercise price, but not the number of shares issuable, under this warrant is subject to further adjustment in the event of certain dilutive issuances and we may be required to grant Longview, at Longview’s election, registration rights, if any, granted in connection with such other dilutive issuance. This warrant also contains a blocker that would prevent Longview’s stock ownership at any given time from exceeding 4.99% of our outstanding common stock (which percentage may increase but never above 9.99%). In October 2008, approximately $1,651,100 of the principal due under the Promissory Note was retired pursuant to the Optex Asset Sale. In March 2009, in connection with the Patent Sale and License, the outstanding principal of the Promissory Note was further reduced to $188,400, and the maturity date of the Promissory Note was extended to September 30, 2010.
     In consideration for our November 2007 debt restructuring, we issued the Contingent Notes to Longview and Alpha in the aggregate principal amount of $1.0 million and $115,000, respectively, which Contingent Notes do not accrue interest, and in general, are not due and payable until September 30, 2010. The Contingent Notes will be discharged (and cancelled) in pro rata proportion to the amount that the total indebtedness owed to Longview and Alpha is repaid in full by September 30, 2010. If the total principal and accrued interest payable to Longview and Alpha on existing obligations is repaid in full, then the Contingent Notes will be cancelled in their entirety. The Contingent Notes are secured by substantially all of the assets of the Company. The reduction of our obligations to Longview and Alpha pursuant to the Optex Asset Sale, the Patent Sale and License and the exchange and cancellation of debt for the issuance of Series A-2 Preferred Stock has correspondingly reduced our potential obligations under the Contingent Notes to approximately $17,700 at December 27, 2009, which has not been recorded in our accounts due to its contingent nature. This residual balance under the Contingent Notes only relates to obligations due to Longview, inasmuch as the debt obligations to Alpha have been fully paid.
     Capital Lease Obligations. Our outstanding principal balance on our capital lease obligations of $5,300 at December 27, 2009 relate primarily to manufacturing and test equipment and are included as part of current liabilities within our consolidated balance sheet.
     Operating Lease Obligations. We have various operating leases covering equipment and facilities located in Costa Mesa, California.
     Deferred Compensation. We have a deferred compensation plan, the Executive Salary Continuation Plan (the “ESCP”), for select key employees of the Company. Benefits payable under the ESCP are established on the basis of years of service with the Company, age at retirement and base salary, subject to a maximum benefits limitation of $137,000 per year for any individual. The ESCP is an unfunded plan. The recorded liability for future expense under the ESCP is determined based on expected lifetime of participants using Social Security mortality tables and discount rates comparable to that of rates of return on high quality investments providing yields in amount and timing equivalent to expected benefit payments. At the end of each fiscal year, we determine the assumed discount rate to be used to discount the ESCP liability. We considered various sources in making this determination for fiscal 2009, including the Citigroup Pension Liability Index, which at September 30, 2009 was 5.54%. Based on this review, we used a 5.5% discount rate for determining the ESCP liability at September 27, 2009. There are presently two retired executives of the Company who are receiving benefits aggregating $184,700 per annum under the ESCP. As of December 27, 2009, $1,181,500 has been accrued in the accompanying Consolidated Balance Sheet for the ESCP, of which amount $184,700 is a current liability we expect to pay during fiscal 2010.
Stock-Based Compensation
     Aggregate stock-based compensation for the 13-week periods ended December 27, 2009 and December 28, 2008 was $26,300 and $25,300, respectively, and was attributable to the following:

	13 Weeks Ended	13 Weeks Ended
	December 27, 2009	December 28, 2008
Cost of contract research and development revenue	$7,600	$7,300
General and administrative expense	18,700	18,000

	$26,300	$25,300

     All transactions in which goods or services are the consideration received for equity instruments issued to non-employees are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of any such equity instrument is the earliest to occur of (i) the date on which the third-party performance is complete, (ii) the date on which it is probable that performance will occur, or (iii) if different, the date on which the compensation has been earned by the non-employee. In the 13-week period ended December 27, 2009, we issued a warrant to purchase 350,000 shares of our common stock, valued at $119,000, to an investment banking firm for a one-year extension of an agreement for said firm to assist us in raising additional capital and to provide financial advisory services.
     We calculate stock option-based compensation by estimating the fair value of each option granted using the Black-Scholes option valuation model and various assumptions that are described in Note 1 of Condensed Notes to Consolidated Financial Statements included in this report. Once the compensation cost of an option is determined, we recognize that cost on a straight-line basis over the requisite service period of the option, which is typically the vesting period for options granted by us. We calculate compensation expense of both vested and nonvested stock grants by determining the fair value of each such grant as of their respective dates of grant using our stock price at such dates with no discount. We recognize compensation expense on a straight-line basis over the requisite service period of a nonvested stock award.
     For the 13-week period ended December 27, 2009, stock-based compensation included compensation costs attributable to such period for those options that were not fully vested upon adoption of ASC 718, Compensation — Stock Compensation, adjusted for estimated forfeitures. We have estimated forfeitures to be 7%, which reduced stock-based compensation cost by $100 in the 13-week period ended December 27, 2009. There were no grants of options or vested stock made in the 13-week period ended December 27, 2009.
     At December 27, 2009, the total compensation costs related to nonvested option awards not yet recognized was $2,300. The weighted-average remaining vesting period of nonvested options at December 27, 2009 was 0.5 years.
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
     (b) Changes to Internal Control over Financial Reporting. We believe that the increasing experience of our staff in working with enhanced resources and new procedures have produced improvements to our internal controls over financial reporting over the last several fiscal years. However, the extent of improvement in the first quarter of fiscal 2010 has been relatively modest, reflecting what we believe were significant improvements in prior periods. Notwithstanding such improvement to date, we believe that we will have to further strengthen our financial resources if we undertake the additional growth that we have stated that we seek or if we consummate further complex transactions. We cannot guarantee that our actions in the future will be sufficient to accommodate possible future growth or complex transactions, or that such actions will not prevent material weaknesses in our internal controls over financial reporting. Furthermore, we do not presently have the financial resources and infrastructure to address our future plans, which puts us at risk of future material weaknesses.
     We have undertaken, and will continue to undertake, an effort for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. This effort, under the direction of senior management, includes the documentation, testing and review of our internal controls. During the course of these activities, we have identified other potential improvements to our internal controls over financial reporting, including some that we have implemented in the first quarter of fiscal 2010 and some that we are currently evaluating for possible future implementation. We expect to continue documentation, testing and review of our internal controls on an on-going basis and may identify other control deficiencies, possibly including material weaknesses, and other potential improvements to our internal controls in the future. We cannot guarantee that we will remedy any potential material weaknesses that may be identified in the future, or that we will continue to be able to comply with Section 404 of the Sarbanes-Oxley Act.
     Other than as described above, there have not been any other changes that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
     The information set forth under “Litigation” in Note 9 of Condensed Notes to Unaudited Consolidated Financial Statements, included in Part I, Item 1 of this report, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see “Risk Factors” immediately below.
Item 1A. Risk Factors
     A restated description of the risk factors associated with our business is set forth below. This description includes any changes (whether or not material) to, and supersedes, the description of the risk factors associated with our business previously discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 27, 2009.
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
     We will need to raise additional capital in the near future; additional funds may not be available on terms that are acceptable to us, on a timely basis or at all. Except for fiscal 2009, in which we realized substantial income from the Patent Sale and License, the deconsolidation of the balance sheet of Optex due to its bankruptcy and a significant reduction of potential future pension expenses, we have historically experienced significant net losses and significant negative cash flows from operations or other uses of cash. As of December 27, 2009 and September 27, 2009, our cash and cash equivalents were $122,500 and $125,700, respectively, and our working capital deficit during such periods was $5.6 million and $6.3 million, respectively. To offset the effect of negative net cash flows, we have historically funded a portion of our operations through multiple equity and debt financings, and to a lesser extent through receivable financing. Our revenues were reduced in fiscal 2009 partially due to our liquidity limitations, which may continue to adversely affect our revenues in the future. We anticipate that we will require additional capital to meet our working capital needs. We cannot assure you that any additional capital from financings or other sources will be available on a timely basis, on acceptable terms, or at all, or that the proceeds from any financings will be sufficient to address our near term liquidity requirements. If we are not able to obtain additional capital in the near future, we anticipate that our business, financial condition and results of operations will be materially and adversely affected.
We anticipate that our future capital requirements will depend on many factors, including:
•	our ability to meet our current obligations, including trade payables, payroll and fixed costs;

•	our ability to procure additional production contracts and government research and development contracts, and the timing of our deliverables under our contracts;

•	the timing of payments and reimbursements from government and other contracts;

•	the expenses and outcome of litigation;

•	our ability to control costs;

•	our ability to commercialize our technologies and achieve broad market acceptance for such technologies;

•	research and development funding requirements;

•	increased sales and marketing expenses;

•	technological advancements and competitors’ responses to our products;

•	capital improvements to new and existing facilities;

•	our relationships with customers and suppliers; and

•	general economic conditions including the effects of future economic slowdowns, a slump in the semiconductor market, acts of war or terrorism and the current international conflicts.
     Even if available, financings can involve significant costs and expenses, such as legal and accounting fees, diversion of management’s time and efforts, or substantial transaction costs or break-up fees in certain instances. Financings may also involve substantial dilution to existing stockholders, and may cause additional dilution through adjustments to certain of our existing securities under the terms of their antidilution provisions. If adequate funds are not available on acceptable terms, or at all, our business and revenues will be adversely affected and we may be unable to finance our operations, develop or enhance our products, expand our sales and marketing programs, take advantage of future opportunities or respond to competitive pressures.
     We are engaged in litigation with Timothy Looney, the former owner of Optex, the outcome of which could affect us adversely, and we may need to issue securities to Mr. Looney that have rights, preferences and privileges that are senior to our Common Stock. In January 2008, Mr. Looney filed a lawsuit in the Superior Court of California, County of Orange against the Company and its senior lenders alleging that the Company had breached its contract to register the shares of our common stock issued to Mr. Looney to purchase the final 30% of Optex. In July 2009, a jury verdict was rendered in this lawsuit requiring the Company to pay $105,000 in partial liquidated damages, and the Company’s cross complaint against Mr. Looney with respect to allegations of fraud was denied. In December 2009, the Superior Court of California, County of Orange, entered a judgment in the jury trial of the January 2008 Looney lawsuit in favor of Mr. Looney, including Mr. Looney’s attorneys’ fees and expenses. The aggregate amount of the judgment was $959,446, inclusive of the $105,000 in partial liquidated damages discussed above. The Company may file an appeal to overturn the jury’s verdict and the related attorneys’ fees award, but the outcome of such an action is uncertain. If the judgment remains unpaid, unvacated, unbonded or unstayed for a period of sixty days, it will constitute a default under a promissory note and cross-defaults under our Series A-1 Stock and Series A-2 Stock and our accounts receivable factoring agreement with Summit Financial Resources, L.P. In September 2008, Mr. Looney also filed a lawsuit in the United States District Court, Central District of California, against John Carson, the Company’s CEO, and John Stuart, the Company’s CFO, alleging that Messrs. Carson and Stuart negligently misrepresented financial information of the Company when the Company was negotiating with Mr. Looney regarding the acquisition of Optex. Pursuant to this lawsuit, Mr. Looney is seeking recovery of damages, interest and costs. Because the alleged actions of Messrs. Carson and Stuart were arguably in their capacity as officers of the Company, we have agreed to defend Messrs. Carson and Stuart in this lawsuit, subject to waivers of any conflict of interests that may arise, and we may be required to indemnify Messrs. Carson and Stuart in this matter. In December 2008, Mr. Looney filed another lawsuit against the Company in the Superior Court of California, County of Orange alleging breach of contract. Mr. Looney alleges that the UCC public foreclosure sale of the assets of Optex constituted a “change-in-control” and claims that the Company is required to pay him an earn-out payment of $3.9 million. Trial in this matter is set to commence on April 26, 2010, and the outcome of such litigation is uncertain. In April 2009, Mr. Looney also filed a lawsuit against the Company in the State District Court of Dallas County, Texas, alleging breach of a $400,000 promissory note. As a result of the Company’s filings, the litigation on the $400,000 note has been removed to the Federal District Court of Northern Texas. This litigation and the Company’s defenses are related to the claims and defenses raised in the California litigation. The outcome of litigation is inherently uncertain, and an unfavorable outcome to any or all of these actions could have a material adverse effect on our financial condition and threaten our viability. Additionally, the attorneys’ fees and costs of these lawsuits have been substantial, and we expect that such attorneys’ fees and costs will continue to be substantial so long as these matters are pending. In December 2009, we and Mr. Looney agreed in principle upon the outline of a potential settlement of all of these lawsuits, including the judgment in the January 2008 Looney lawsuit, subject to certain third party consents, which we cannot guarantee will be obtained. While we believe that we reached an agreement on the essential terms of this settlement with Mr. Looney, as of the date of this report, Mr. Looney has been unwilling to execute a definitive settlement agreement in this regard and has terminated further discussions thereto. We cannot assure you that we will be able to enter into an acceptable settlement agreement in this regard. If this settlement is not effectuated on an acceptable basis, we anticipate we will continue to incur substantial expenses in subsequent periods as trial and preparation for trial on these matters proceed and that such expenses will continue to impair our liquidity. These additional expenses and any adverse result in the Looney litigation could have a material adverse effect on the Company or its financial position.
     Our common stock may be delisted by the Nasdaq Capital Market if we cannot maintain Nasdaq’s listing requirements, which could limit your ability to sell shares of common stock and could limit our ability to raise additional capital. We are not currently in compliance with Nasdaq’s $1.00 minimum bid price requirement and have historically failed to meet that requirement from time to time. On September 15, 2009, we received a written notice from Nasdaq of our present lack of compliance with this criterion and were given until March 15, 2010 to regain compliance. If we are not able to meet the minimum bid requirements by such date, we may have to appeal to Nasdaq to allow us to effect another reverse stock split to avoid being delisted from Nasdaq. In such an event, we cannot assure you that Nasdaq will allow us to effectuate a reverse stock split to avoid being delisted that we will propose another reverse split to our stockholders, that our stockholders will approve such a reverse split if proposed or that a reverse split will be sufficient to maintain our Nasdaq listing if effectuated. On January 14, 2009, we also received written notice from Nasdaq of our lack of compliance with a Nasdaq Marketplace Rule that requires us to have a minimum of $2,500,000 in stockholders’ equity or $35,000,000 market value of listed securities or $500,000 of net income from continuing operations for our most recently completed fiscal year or two of our three most recently completed fiscal years. We ultimately regained compliance with this requirement in October 2009. We cannot assure you that we will be able to satisfy Nasdaq’s listing maintenance requirements in the future, or be able to maintain our listing on the Nasdaq Capital Market. If our common stock is delisted from the Nasdaq Capital Market, the market for your shares may be limited, and as a result, you may not be able to sell your shares at an acceptable price, or at all. In addition, a delisting may make it more difficult or expensive for us to raise additional capital in the future. A delisting would also constitute a default under our Longview agreements.
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
     Since 2006, we have engaged in multiple financings, which have significantly diluted existing stockholders and will likely result in substantial additional dilution in the future. Assuming conversion of all of our existing convertible securities and exercise in full of all options and warrants outstanding as of December 27, 2009, an additional approximate 21.8 million shares of our common stock would be outstanding, as compared to the approximately 10.9 million shares of our common stock that were issued and outstanding at that date. Since the start of fiscal 2006 through December 27, 2009, we have issued approximately 9.1 million shares of our common stock, largely to fund our operations and to acquire the remaining 30% interest in Optex, resulting in significant dilution to our existing stockholders. Further, subsequent to December 27, 2009, we issued an additional 3.0 million shares of common stock for the conversion of preferred stock. On August 26, 2008, pursuant to approval of our stockholders, we amended our Certificate of Incorporation to increase our authorized common stock issuable for any purpose from 80,000,000 shares to 150,000,000 shares, which further increased the potential for significant dilution to our existing stockholders. Our secured bridge note financing in November 2008 through February 2009 resulted in the automatic application of price anti-dilution features in our existing securities, which in conjunction with other issuances, substantially increased the potential fully diluted number of shares of our common stock. The Series A-2 Stock that we issued in April 2009 in exchange for convertible notes, resulting in the cancellation of $1 million of debt, as well as the shares of common stock that we issued to the bridge financing investors in April 2009 and the Series B Stock and common stock warrants that we issued in September 2009 further diluted interests of existing stockholders, such that our potential fully diluted number of shares of our common stock is approximately 31.3 million as of December 30, 2009, after giving effect to the expiration of warrants to purchase approximately 1.5 million shares on that date. We anticipate we will pursue additional financings in the future. Any additional equity or convertible debt financings in the future could result in further dilution to our stockholders. Existing stockholders also will suffer significant dilution in ownership interests and voting rights and our stock price could decline as a result of potential future application of price anti-dilution features of our Series A-1 Stock and Series A-2 Stock and certain warrants, if not waived.
     Significant sales of our common stock in the public market will cause our stock price to fall. The average trading volume of our shares in December 2009 was approximately 635,300 shares per day, compared to the approximately 14.0 million shares outstanding and the additional approximate 17.3 million shares outstanding on a fully diluted basis at December 30, 2009. Other than volume limitations imposed on our affiliates, most of the issued shares of our common stock are freely tradable. If the holders of the freely tradable shares were to sell a significant amount of our common stock in the public market, the market price of our common stock would likely decline. If we raise additional capital in the future through the sale of shares of our common stock to private investors, we may, subject to existing restrictions lapsing or being waived, agree to register these shares for resale on a registration statement as we have done in the past. Upon registration, these additional shares would become freely tradable once sold in the public market, assuming the prospectus delivery and other requirements were met by the sellers, and, if significant in amount, such sales could further adversely affect the market price of our common stock. We have filed a registration statement covering the resale of approximately 2.5 million shares of our common stock in connection with potential conversion of Series B Stock. The sale of a large number of shares of our common stock also might make it more difficult for us to sell equity or equity-related securities in the future at a time and at the prices that we deem appropriate.

     Our 2008 Reverse Split has had and may continue to have a material adverse effect on our market capitalization. While our 2008 Reverse Split temporarily addressed Nasdaq’s minimum bid price standard at that time, our market capitalization as of December 31, 2009 dropped to only approximately $5.8 million and our market float decreased considerably. Adverse market reaction to the split may have contributed to the decline in our market capitalization that we have recently experienced. Such reaction and reduced market float and sales volume may result in further material adverse impact to our market capitalization and the market price of our common stock. We may be required to conduct an additional reverse stock split in fiscal 2010 to maintain our Nasdaq listing and cannot assure you of the impact such reverse stock split will have on our market capitalization and market price of our common stock, if it were to occur.
     We have historically generated substantial losses, which, if continued, could make it difficult to fund our operations or successfully execute our business plan, and could adversely affect our stock price. Since our inception, we have generated net losses in most of our fiscal periods. We experienced a net loss of approximately $21.6 million for fiscal 2008, including the non-recurring charges associated with the retirement of $15 million of debt owed to Longview and Alpha as a result of the Optex Asset Sale. Had it not been for the gains from the Patent Sale and License, the deconsolidation of Optex due to its bankruptcy and a significant reduction of potential future pension expenses, we would have experienced a substantial net loss in fiscal 2009 as well. We experienced a net loss of approximately $1.7 million in our first quarter of fiscal 2010. We cannot assure you that we will be able to achieve or sustain profitability in the future. In addition, because we have significant expenses that are fixed or difficult to change rapidly, we generally are unable to reduce expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. Our present level of contract research and development revenue also makes us dependent on support from subcontractors to meet our operating plans and susceptible to losses when such support is delayed. Such factors could cause us to continue to experience net losses in future periods, which will make it difficult to fund our operations and achieve our business plan, and could cause the market price of our common stock to decline.
     Our government-funded research and development business depends on a limited number of customers, and if any of these customers terminate or reduce their contracts with us, or if we cannot obtain additional government contracts in the future, our revenues will decline and our results of operations will be adversely affected. For fiscal 2009, approximately 33% of our total revenues were generated from research and development contracts with the U.S. Air Force and approximately 16% of our total revenues were generated from research and development contracts with the U.S. Army. For the first quarter of fiscal 2010, approximately 30%, 26%, 13% and 12% of our total revenues were generated from research and development contracts with the U. S. Army, classified agencies, Alion Science and Technology Corporation, a defense contractor, and the U.S. Air Force, respectively. Although we ultimately plan to shift our focus to include the commercialization of our technology, we expect to continue to be dependent upon research and development contracts with federal agencies and their contractors for a substantial portion of our revenues for the foreseeable future. Our dependency on a few contract sources increases the risks of disruption in this area of our business or significant fluctuations in quarterly revenue, either of which could adversely affect our consolidated revenues and results of operations.
     Because our operations currently depend on government contracts and subcontracts, we face additional risks related to contracting with the federal government, including federal budget issues and fixed price contracts, that could materially and adversely affect our business. Future political and economic conditions are uncertain and may directly and indirectly affect the quantity and allocation of expenditures by federal agencies. Even the timing of incremental funding commitments to existing, but partially funded, contracts can be affected by these factors. Therefore, cutbacks or re-allocations in the federal budget could have a material adverse impact on our results of operations as long as research and development contracts remain an important element of our business. Obtaining government contracts may also involve long purchase and payment cycles, competitive bidding, qualification requirements, delays or changes in funding, budgetary constraints, political agendas, extensive specification development and price negotiations and milestone requirements. Each government agency also maintains its own rules and regulations with which we must comply and which can vary significantly among agencies. Governmental agencies also often retain some portion of fees payable upon completion of a project and collection of these fees may be delayed for several months or even years, in some instances. In addition, a number of our government contracts are fixed price contracts, which may prevent us from recovering costs incurred in excess of budgeted costs for such contracts. Fixed price contracts require us to estimate the total project cost based on preliminary projections of the project’s requirements. The financial viability of any given project depends in large part on our ability to estimate such costs accurately and complete the project on a timely basis. In the event our actual costs exceed fixed contractual costs of either our research and development contracts or our production orders, we will not be able to recover the excess costs.
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
     If we are not able to commercialize our technology, we may not be able to increase our revenues or achieve or sustain profitability. Since commencing operations, we have developed technology, principally under government research contracts, for various defense-based applications. However, since our margins on government contracts are generally limited, and our revenues from such contracts are tied to government budget cycles and influenced by numerous political and economic factors beyond our control, and are subject to our ability to win additional contracts, our long-term prospects of realizing significant returns from our technology or achieving and maintaining profitability will likely also require penetration of commercial markets. In prior years, we have made significant investments to commercialize our technologies without significant success. These efforts included the purchase and later shut down of a manufacturing line co-located at an IBM facility, the formation of the Novalog, MSI, Silicon Film, RedHawk and iNetWorks subsidiaries and the development of various stacked-memory products intended for commercial markets in addition to military and aerospace applications. These investments have not resulted in consolidated profitability to date, other than the profit realized in fiscal 2009 largely from the significant gains described above, and a majority of our total revenues for fiscal 2008, fiscal 2009 and the first quarter of fiscal 2010 were still generated from governmental customers. Furthermore, the Optex Asset Sale has eliminated a substantial future contributor to our consolidated revenues.
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
     If we fail to scale our operations adequately, we may be unable to meet competitive challenges or exploit potential market opportunities, and our business could be materially and adversely affected. After giving effect to Optex as a discontinued operation, our consolidated total revenues in fiscal 2008, fiscal 2009 and the first quarter of fiscal 2010 were $16.7 million, $11.5 million and $3.2 million, respectively. In order to absorb the recurring expenses of a publicly reporting company and remain profitable, we will need to materially grow our consolidated total revenues and/or substantially reduce our operating expenses. Such challenges are expected to place a significant strain on our management personnel, infrastructure and resources. To implement our current business and product plans, we will need to expand, train, manage and motivate our workforce, and expand our operational and financial systems, as well as our manufacturing and service capabilities. All of these endeavors will require additional capital and substantial effort by our management. If we are unable to effectively manage changes in our operations, we may be unable to scale our business quickly enough to meet competitive challenges or exploit potential market opportunities, and our current or future business could be materially and adversely affected.
     Historically, we have primarily depended on third party contract manufacturers for the manufacture of a majority of our products and any failure to secure and maintain sufficient manufacturing capacity or quality products could materially and adversely affect our business. For our existing products, we primarily have used contract manufacturers to fabricate and assemble our stacked chip, microchip and sensor products. Our internal manufacturing capabilities consist primarily of assembly, calibration and test functions for our thermal camera products. We have typically used single contract manufacturing sources for our historical products and do not have long-term, guaranteed contracts with such sources. As a result, we face several significant risks, including:
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

     If we are not able to obtain broad market acceptance of our new and existing products, our revenues and results of operations will be adversely affected. We generally focus on emerging markets. Market reaction to new products in these circumstances can be difficult to predict. Many of our planned products incorporate our chip stacking technologies that have not yet achieved broad market acceptance. We cannot assure you that our present or future products will achieve market acceptance on a sustained basis. In addition, due to our historical focus on research and development, we have a limited history of competing in the intensely competitive commercial electronics industry. As such, we cannot assure you that we will be able to successfully develop, manufacture and market additional commercial product lines or that such product lines will be accepted in the commercial marketplace. If we are not successful in commercializing our new products, our ability to generate revenues and our business, financial condition and results of operations will be adversely affected.
     Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price. Our fiscal 2005, fiscal 2006 and fiscal 2007 audits revealed material weaknesses in our internal controls over financial reporting, including the failure of such controls to identify the need to record a post-employment obligation for our Executive Salary Continuation Plan, which resulted in a restatement of our financial statements. We believe these types of material weaknesses relate primarily to the size and depth of our accounting staff. We have attempted to address these material weaknesses by expanding our staff and reassigning responsibilities and, based on information available to us as of the date of this report, we believe that we have remediated this condition as of September 28, 2008 and September 27, 2009. Third party testing of our belief will be conducted pursuant to Section 404 of the Sarbanes-Oxley Act beginning fiscal 2010. Such third party testing may ultimately reveal that previously identified material weaknesses have not been remediated or that new material weaknesses have developed. Furthermore, we do not presently have the financial resources and infrastructure to address our future plans, which puts us at risk of future material weaknesses. We are in the process of documenting and testing our internal control processes in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments and a written report on the effectiveness of our internal controls over financial reporting and, commencing in our fiscal year 2010, a report by our independent auditors on the effectiveness of our internal controls. During the course of our testing, we may identify other significant deficiencies or material weaknesses, in addition to the ones previously identified, which we may not be able to remediate in time to meet future deadlines imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we will not be able to conclude that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could cause investors to lose confidence in our reported financial information, which could result in a decline in the market price of our common stock, and cause us to fail to meet our reporting obligations in the future.
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
     We cannot assure you that we will be able to locate or consummate any future acquisitions, or that we will realize any anticipated benefits from these acquisitions. Even if we do find suitable acquisition opportunities, we may not be able to consummate the acquisition on commercially acceptable terms, and any decline in the price of our common stock may make it significantly more difficult and expensive to initiate or consummate an acquisition.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     As previously disclosed, on September 28, 2009, we issued 300,000 shares of common stock to an accredited institutional investor upon such investor’s conversion of $120,000 of the stated value of Series A-1 Stock. As also previously disclosed, on October 14, 2009, we issued a five-year warrant to purchase 350,000 shares of common stock at an exercise price of $0.44 per share to an accredited investor, a financial advisory and investment banking firm that we engaged to assist us to raise additional capital and to provide financial advisory services. As a result of the issuance on October 14, 2009, we had issued more than 5% of our outstanding shares of common stock in unregistered transactions in the aggregate since the last report that we had filed prior to October 14, 2009 with the SEC.
     As previously disclosed, on December 2 and December 4, 2009, we issued an aggregate of 550,000 shares of common stock to an accredited institutional investor upon such investor’s conversion of $220,000 of the stated value of Series A-1 Stock. As a result of the issuance on December 4, 2009, we had issued more than 5% of our outstanding shares of common stock in unregistered transactions in the aggregate since the last report that we had filed prior to December 4, 2009 with the SEC.
     The above-described sales were determined to be exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering. Each investor represented that it is an accredited investor, as that term is defined in Regulation D, and that it has acquired the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	A duly noticed Special Meeting of Stockholders (the “Special Meeting”) was held on December 10, 2009.

(b)	Our stockholders were asked to approve the issuance of up to $30,000,000 worth of shares of our common stock and/or securities convertible into or exercisable for common stock, not to exceed 15,000,000 shares, in one or more related private placement transactions occurring on or prior to the date six months after the Special Meeting, which shares would be issued at a maximum discount to the then fair market value of 35%. This proposal was approved in accordance with the following vote of stockholders:

			Broker
Votes For	Votes Against	Abstentions	Non-Votes
5,315,200	286,275	26,617	4,367,624
Item 5. Other Information
     On February 8, 2010, Longview consented to extend by an additional 30 days the default grace period relating to the judgment entered by the Court in the Looney lawsuit, set forth in that certain Term Loan and Security Agreement dated as of December 29, 2006, that certain Secured Promissory Note dated as of July 19, 2007 and that certain Contingent Secured Promissory Note (Buyout) dated as of November 28, 2007.
Item 6. Exhibits

3.1	Certificate of Incorporation of the Company, as amended (1)

3.2	By-laws, as amended and currently in effect (2)

3.3	Certificate of Elimination of the Series B Convertible Cumulative Preferred Stock, Series C Convertible Cumulative Preferred Stock, Series D Convertible Preferred Stock and Series E Convertible Preferred Stock. (3)

3.4	Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series A-1 10% Cumulative Convertible Preferred Stock. (4)

3.5	Certificate of Amendment of Certificate of Incorporation to increase the authorized shares of the Corporation’s common stock and the authorized shares of the Corporation’s Preferred Stock (5)

3.6	Certificate of Amendment of Certificate of Incorporation to reclassify, change, and convert each ten (10) outstanding shares of the Corporation’s common stock into one (1) share of common stock (6)

3.7	Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series A-2 10% Cumulative Convertible Preferred Stock (7)

3.8	Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series B Convertible Preferred Stock (8)

10.1	Form of Subscription Agreement dated September 30, 2009 for Private Placement of Preferred Stock Units and schedule of omitted material details thereto. (9)

10.2	Form of Warrant dated September 30, 2009 for Private Placement of Preferred Stock Units and schedule of omitted material details thereto. (10)

10.3	Warrant to Purchase Common Stock dated October 14, 2009 issued to a financial advisory and investment banking firm. (11)

10.4	Longview consent and waiver extending default grace period relating to the judgment entered by the Court in the Looney lawsuit.

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003

(2)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on September 21, 2007.

(3)	Incorporated by reference to Exhibit 3.3 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on April 18, 2008.

(4)	Incorporated by reference to Exhibit 3.4 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on April 18, 2008.

(5)	Incorporated by reference to Exhibit 3.5 to the Registrant’s Current Report on Form 8-K filed on August 27, 2008.

(6)	Incorporated by reference to Exhibit 3.6 to the Registrant’s Current Report on Form 8-K filed on August 27, 2008.

(7)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on March 24, 2009009.

(8)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 1, 2009.

(9)	Incorporated by reference to Exhibit 10.69 filed with the Registrant’s Annual Report on Form 10-K as filed with the SEC on December 23, 2009.

(10)	Incorporated by reference to Exhibit 10.70 filed with the Registrant’s Annual Report on Form 10-K as filed with the SEC on December 23, 2009.

(11)	Incorporated by reference to Exhibit 10.71 filed with the Registrant’s Annual Report on Form 10-K as filed with the SEC on December 23, 2009.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Irvine Sensors Corporation (Registrant)
Date: February 10, 2010	By:	/s/ John J. Stuart, Jr.
John J. Stuart, Jr.
Chief Financial Officer (Principal Financial and Chief Accounting Officer)

Exhibit Index

3.1	Certificate of Incorporation of the Company, as amended (1)

3.2	By-laws, as amended and currently in effect (2)

3.3	Certificate of Elimination of the Series B Convertible Cumulative Preferred Stock, Series C Convertible Cumulative Preferred Stock, Series D Convertible Preferred Stock and Series E Convertible Preferred Stock. (3)

3.4	Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series A-1 10% Cumulative Convertible Preferred Stock. (4)

3.5	Certificate of Amendment of Certificate of Incorporation to increase the authorized shares of the Corporation’s common stock and the authorized shares of the Corporation’s Preferred Stock (5)

3.6	Certificate of Amendment of Certificate of Incorporation to reclassify, change, and convert each ten (10) outstanding shares of the Corporation’s common stock into one (1) share of common stock (6)

3.7	Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series A-2 10% Cumulative Convertible Preferred Stock (7)

3.8	Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series B Convertible Preferred Stock (8)

10.1	Form of Subscription Agreement dated September 30, 2009 for Private Placement of Preferred Stock Units and schedule of omitted material details thereto. (9)

10.2	Form of Warrant dated September 30, 2009 for Private Placement of Preferred Stock Units and schedule of omitted material details thereto. (10)

10.3	Warrant to Purchase Common Stock dated October 14, 2009 issued to a financial advisory and investment banking firm. (11)

10.4	Longview consent and waiver extending default grace period relating to the judgment entered by the Court in the Looney lawsuit.

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003

(2)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on September 21, 2007.

(3)	Incorporated by reference to Exhibit 3.3 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on April 18, 2008.

(4)	Incorporated by reference to Exhibit 3.4 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on April 18, 2008.

(5)	Incorporated by reference to Exhibit 3.5 to the Registrant’s Current Report on Form 8-K filed on August 27, 2008.

(6)	Incorporated by reference to Exhibit 3.6 to the Registrant’s Current Report on Form 8-K filed on August 27, 2008.

(7)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on March 24, 2009009.

(8)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 1, 2009.

(9)	Incorporated by reference to Exhibit 10.69 filed with the Registrant’s Annual Report on Form 10-K as filed with the SEC on December 23, 2009.

(10)	Incorporated by reference to Exhibit 10.70 filed with the Registrant’s Annual Report on Form 10-K as filed with the SEC on December 23, 2009.

(11)	Incorporated by reference to Exhibit 10.71 filed with the Registrant’s Annual Report on Form 10-K as filed with the SEC on December 23, 2009.