Form 10-Q
period 2010-03-28
IRVINE SENSORS CORP/DE/
filed 2010-05-12
CIK 357108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 7, 2010, there were 16,526,966 shares of common stock outstanding.

IRVINE SENSORS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL PERIOD ENDED MARCH 28, 2010

PAGE
PART I FINANCIAL INFORMATION
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3. Quantitative and Qualitative Disclosures About Market Risk	40
Item 4T. Controls and Procedures	40

PART II OTHER INFORMATION
Item 1. Legal Proceedings	42
Item 1A. Risk Factors	42
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	54
Item 3. Defaults Upon Senior Securities	54
Item 4. (Removed and Reserved)	54
Item 5. Other Information	54
Item 6. Exhibits	54

Signatures.	56
EX-10.2
EX-10.6
EX-10.7
EX-10.8
EX-10.9
EX-10.10
EX-10.11
EX-10.12
EX-10.13
EX-31.1
EX-31.2
EX-32
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
IRVINE SENSORS CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 28, 2010
	(Unaudited)	September 27, 2009
Assets
Current assets:
Cash and cash equivalents	$110,600	$125,700
Accounts receivable, net of allowance for doubtful accounts of $15,000 and $15,000, respectively	1,059,400	1,396,300
Unbilled revenues on uncompleted contracts	765,900	885,300
Inventory, net	928,500	441,100
Prepaid expenses and other current assets	365,700	53,200

Total current assets	3,230,100	2,901,600
Property and equipment, net	2,364,800	2,845,200
Intangible assets, net	50,500	67,300
Deferred financing costs	501,900	—
Deposits	37,400	37,500

Total assets	$6,184,700	$5,851,600

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$3,723,900	$3,427,100
Accrued expenses	3,707,800	3,730,800
Accrued estimated loss on contracts	15,000	—
Advance billings on uncompleted contracts	323,700	249,600
Advances against accounts receivable	329,100	985,800
Deferred revenue	12,400	180,000
Restructured debt, net of debt discounts	163,100	188,400
Promissory note payable – related party	—	400,000
Debentures, net of debt discounts	1,398,500	—
Capital lease obligations	2,000	11,200

Total current liabilities	9,675,500	9,172,900
Secured promissory note	2,500,000	—
Executive Salary Continuation Plan liability	935,900	1,057,600

Total liabilities	13,111,400	10,230,500

Commitments and contingencies (Note 10)
Stockholders’ deficit:
Preferred stock, $0.01 par value, 1,000,000 and 1,000,000 shares authorized, respectively;	500	1,200
Series A-1 – 20,800 (unaudited) and 99,900 shares issued and outstanding, respectively (1); liquidation preference of $670,800 (unaudited) and $3,586,200, respectively;
Series A-2 – 22,500 (unaudited) and 25,000 shares issued and outstanding, respectively (1); liquidation preference of $908,700 (unaudited) and $1,043,500, respectively;
Series B -3,500 (unaudited) and 0 shares issued and outstanding, respectively (1); liquidation preference of $3,490,000 (unaudited) and $0, respectively
Common stock, $0.01 par value, 150,000,000 and 150,000,000 shares authorized, respectively; 15,874,100 and 9,694,500 shares issued and outstanding, respectively (1)	158,700	96,900
Common stock held by Rabbi Trust	(1,169,600)	(1,169,600)
Deferred compensation liability	1,169,600	1,169,600
Paid-in capital	162,365,600	162,497,700
Accumulated deficit	(169,775,900)	(167,299,100)

Irvine Sensors Corporation stockholders’ deficit	(7,251,100)	(4,703,300)
Noncontrolling interest	324,400	324,400

Total stockholders’ deficit	(6,926,700)	(4,378,900)

Total liabilities and stockholders’ deficit	$6,184,700	$5,851,600

(1)	The number of shares of preferred stock and common stock issued and outstanding have been rounded to nearest one hundred (100).
See Accompanying Condensed Notes to Consolidated Financial Statements.

IRVINE SENSORS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	March 28,	March 29,	March 28,	March 29,
	2010	2009	2010	2009
Revenues:
Contract research and development revenue	$2,014,300	$2,295,300	$4,773,700	$4,738,500
Product sales	700,400	545,900	1,147,400	836,700
Other revenue	6,700	—	10,500	9,500

Total revenues	2,721,400	2,841,200	5,931,600	5,584,700

Cost and expenses:
Cost of contract research and development revenue	1,468,700	2,008,500	3,504,900	3,945,900
Cost of product sales	704,500	409,800	1,107,300	787,800
General and administrative expense	1,476,600	2,258,900	3,128,000	4,119,700
Research and development expense	601,000	436,300	1,356,200	786,700

Total costs and expenses	4,250,800	5,113,500	9,096,400	9,640,100
Gain on sale or disposal of assets	—	8,632,800	12,500	8,632,800

Income (loss) from operations	(1,529,400)	6,360,500	(3,152,300)	4,577,400
Interest expense	(131,200)	(830,600)	(246,100)	(1,239,700)
Provision for litigation judgment	—	—	(20,200)	—
Litigation settlement expense	(1,820,700)	—	(1,820,700)	—
Change in fair value of derivative instrument	14,500	—	60,000	—
Interest and other income (expense)	700	15,100	(300)	46,700

Income (loss) from continuing operations before provision for income taxes	(3,466,100)	5,545,000	(5,179,600)	3,384,400
Benefit (provision) for income taxes	46,500	(410,100)	43,300	(429,000)

Income (loss) from continuing operations	(3,419,600)	5,134,900	(5,136,300)	2,955,400
Discontinued operations:
Income (loss) from discontinued operations	—	(6,900)	—	58,400

Net income (loss)	(3,419,600)	5,128,000	(5,136,300)	3,013,800
Add net income attributable to noncontrolling interests in subsidiary	—	—	—	100

Net income (loss) attributable to Company	$(3,419,600)	$5,128,000	$(5,136,300)	$3,013,900

Basic and diluted net income (loss) per common share information:
From continuing operations attributable to Company	$(0.24)	$0.87	$(0.54)	$0.50
From discontinued operations attributable to Company	—	—	—	0.01

Basic and diluted net income (loss) attributable to Company per common share	$(0.24)	$0.87	$(0.54)	$0.51

Weighted average number of common shares outstanding, basic and diluted	14,351,900	5,790,500	12,246,700	5,544,700

See Accompanying Condensed Notes to Consolidated Financial Statements.

IRVINE SENSORS CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

							Common
	Series A-1 and A-2		Series B				Stock
	Preferred Stock		Preferred Stock		Common Stock		Warrants	Prepaid				Total
	Shares Issued (1)		Shares Issued (1)		Shares Issued (1)		Issued (1)	Stock-Based		Accumulated	Noncontrolling	Stockholders’
	Number	Amount	Number	Amount	Number	Amount	Number	Compensation	Paid-in Capital	Deficit	Interest	Equity (Deficit)
Balance at September 28, 2008	126,000	$1,300	—	$—	3,557,200	$35,600	717,900	$—	$159,717,800	$(168,213,900)	$411,600	$(8,047,600)
Common stock issued to employee retirement plans	—	—	—	—	1,785,700	17,900	—	(750,000)	732,100	—	—	—
Common stock issued to pay operating expenses	—	—	—	—	339,800	3,400	—	—	129,700	—	—	133,100
Common stock issued to investment banking firm	—	—	—	—	315,000	3,100	—	—	122,400	—	—	125,500
Common stock issued to purchasers of debt	—	—	—	—	575,600	5,800	—	—	244,200	—	—	250,000
Stock-based compensation expense – vested stock	—	—	—	—	1,600	—	—	—	600	—	—	600
Common stock warrants issued to investment banking firm	—	—	—	—	—	—	299,300	—	92,100	—	—	92,100
Additional common stock warrants issued under anti-dilution provisions	—	—	—	—	—	—	504,000	—	—	—	—	—
Common stock warrants expired	—	—	—	—	—	—	(59,900)	—	—	—	—	—
Stock-based compensation expense – options	—	—	—	—	—	—	—	—	27,900	—	—	27,900
Preferred stock issued to retire debt	25,000	300	—	—	—	—	—	—	999,700	—	—	1,000,000
Common stock issued upon conversion of preferred stock	(26,100)	(400)	—	—	1,956,300	19,600	—	—	(19,200)	—	—	—
Common stock issued to convert debt	—	—	—	—	1,089,000	10,800	—	—	337,600	—	—	348,400
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	—	113,500	—	—	113,500
Issuance of nonvested stock, net	—	—	—	—	74,300	700	—	—	(700)	—	—	—
Amortization of employee retirement plan contributions	—	—	—	—	—	—	—	750,000	—	—	—	750,000
Optex minority interest										—	(87,100)	(87,100)
Net income	—	—	—	—	—	—	—	—	—	914,800	(100)	914,700

Balance at September 27, 2009	124,900	1,200	—	—	9,694,500	96,900	1,461,300	—	162,497,700	(167,299,100)	$324,400	(4,378,900)
Cumulative-effect adjustment of adopting ASC 815-40	—	—	—	—	—	—	—	—	(4,230,000)	4,130,500	—	(99,500)
Sale of preferred stock, net of financing costs and value assigned to warrants issued to investors	—	—	3,500	—	—	—	—	—	1,307,900	—		1,307,900
Common stock warrants issued to preferred stock investors	—	—	—	—	—	—	2,094,000	—	424,000	—	—	424,000
Deemed dividend of beneficial conversion feature of preferred stock issuance to preferred stock investors	—	—	—	—	—	—	—	—	1,471,000	(1,471,000)	—	—
Common stock issued upon conversion of preferred stock	(81,500)	(700)	—	—	6,176,600	61,800	—	—	(61,100)	—	—	—
Stock-based compensation expense – vested stock	—	—	—	—	1,800	—	—	—	700	—	—	700
Beneficial conversion feature of debentures	—	—	—	—	—	—	—	—	102,200	—	—	102,200
Common stock warrants issued to debenture investors	—	—	—	—	—	—	860,000	—	163,500	—	—	163,500
Common stock warrants issued to investment banking firm	—	—	—	—	—	—	2,244,100	—	643,800	—	—	643,800
Common stock warrants expired	—	—	—	—	—	—	(1,477,500)	—	—	—	—	—
Additional common stock warrants issued under anti-dilution provisions	—	—	—	—	—	—	715,500	—	—	—	—	—
Issuance of nonvested stock, net	—	—	—	—	1,200	—	—	—	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	—	43,700	—	—	43,700
Stock-based compensation expense – options	—	—	—	—	—	—	—	—	2,200	—	—	2,200
Net loss	—	—	—	—	—	—	—	—	—	(5,136,300)	—	(5,136,300)

Balance at March 28, 2010 (Unaudited)	43,400	$500	3,500	$—	15,874,100	$158,700	5,897,400	$—	$162,365,600	$(169,775,900)	$324,400	$(6,926,700)

(1)	Amounts of preferred stock, common stock and warrants issued have been rounded to nearest one hundred (100).
See Accompanying Condensed Notes to Consolidated Financial Statements.

IRVINE SENSORS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 Weeks Ended
	March 28, 2010	March 29, 2009
Cash flows from operating activities:
Net income (loss)	$(5,136,300)	$3,013,900
Add back (income) loss from discontinued operations	—	(58,400)

Income (loss) from continuing operations	(5,136,300)	2,955,500
Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities:
Depreciation and amortization	688,500	975,800
Provision for allowance for inventory valuation	148,900	166,600
Non-cash interest expense	15,800	829,200
Non-cash employee retirement plan contributions	—	444,000
Non-cash litigation settlement	1,820,700	—
Gain on sales or disposal of assets	(12,500)	(8,632,800)
Change in fair value of derivative instrument	(60,000)	—
Net loss attributable to noncontrolling interests	—	(100)
Common stock issued to pay operating expenses	—	253,000
Non-cash stock-based compensation	46,600	54,700
Decrease (increase) in accounts receivable	336,900	(575,300)
Decrease in unbilled revenues on uncompleted contracts	119,400	468,200
Increase in inventory	(636,300)	(283,900)
Increase in prepaid expenses and other current assets	(193,500)	(187,800)
Decrease in other assets	100	63,500
Increase (decrease) in accounts payable and accrued expenses	513,600	(1,775,500)
Increase (decrease) in accrued estimated loss on contracts	15,000	(144,500)
Decrease in Executive Salary Continuation Plan liability	(121,700)	(62,200)
Increase in advance billings on uncompleted contracts	74,100	6,200
Decrease in deferred revenue	(167,600)	(95,000)

Total adjustments	2,588,000	(8,495,900)

Net cash used in operating activities	(2,548,300)	(5,540,400)

Cash flows from investing activities:
Property and equipment expenditures	(171,900)	(40,500)
Gross proceeds from sales of fixed assets and intangibles	12,500	9,500,000
Receivable from patent sale	—	(1,000,000)
Transfer of fixed asset from contract expense	(19,300)	(12,800)
Acquisition and costs related to patents	—	(151,000)
Increase in restricted cash	—	(5,700)

Net cash used in investing activities	(178,700)	8,290,000

Cash flows from financing activities:
Proceeds from sale of preferred stock	2,049,500	—
Principal payments of notes payable	(25,300)	(3,063,700)
Proceeds from senior promissory notes	—	1,000,000
Proceeds from sale of debenture units	1,651,300	—
Debt issuance costs paid	(297,700)	(227,000)
Decrease in advances against accounts receivable	(656,700)	—
Principal payments of capital leases	(9,200)	(19,000)

Net cash provided by (used in) financing activities	2,711,900	(2,309,700)

Cash flows from discontinued operations:
Net cash used in operating activities	—	(275,000)

Net increase (decrease) in cash and cash equivalents	(15,100)	164,900
Cash and cash equivalents at beginning of period	125,700	638,600

Cash and cash equivalents at end of period	$110,600	$803,500

Non-cash investing and financing activities:
Conversion of preferred stock to common stock	$2,470,600	$—
Issuance of warrants	$643,800	$—
Supplemental cash flow information:
Cash paid for interest	$155,700	$186,700
Cash paid for income taxes	$3,200	$63,600
See Accompanying Condensed Notes to Consolidated Financial Statements.

IRVINE SENSORS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — General
     The information contained in the following Condensed Notes to Consolidated Financial Statements is condensed from that which appear in the audited consolidated financial statements for Irvine Sensors Corporation (“ISC”) and its subsidiaries (together with ISC, the “Company”), and the accompanying unaudited consolidated financial statements do not include certain financial presentations normally required under accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, the unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes thereto contained in the Annual Report on Form 10-K of the Company for the fiscal year ended September 27, 2009 (“fiscal 2009”). It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at fiscal year-end. The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire fiscal year.
     The consolidated financial information for the 13-week and 26-week periods ended March 28, 2010 and March 29, 2009 included herein is unaudited but includes all normal recurring adjustments which, in the opinion of management of the Company, are necessary to present fairly the consolidated financial position of the Company at March 28, 2010, and the results of its operations and its cash flows for the 13-week and 26-week periods ended March 28, 2010 and March 29, 2009.
     On October 14, 2008, substantially all of the assets of Optex Systems, Inc., a Texas corporation (“Optex”) and a wholly-owned subsidiary of ISC, were sold pursuant to a UCC public foreclosure sale (the “Optex Asset Sale”). The Optex Asset Sale was completed as contemplated by a binding Memorandum of Understanding for Settlement and Debt Conversion Agreement dated September 19, 2008 (the “MOU”) between the Company and its senior lenders, Longview Fund, L.P. (“Longview”) and Alpha Capital Anstalt (“Alpha”). Longview and Alpha are sometimes collectively referred to as the “Lenders.” As agreed to in the MOU, Optex Systems, Inc., a Delaware corporation controlled by the Lenders (“Optex-Delaware”), credit bid $15 million in this UCC public foreclosure sale, and its offer was the winning bid. As a result, $15 million of the Company’s aggregate indebtedness to the Lenders was extinguished. All of the Company’s financial statements and notes and schedules thereto give effect to this event and report Optex as a discontinued operation for both the current and prior fiscal periods. Optex filed a voluntary petition for relief under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of California in September 2009 (the “Optex bankruptcy”). None of the Company’s subsidiaries accounted for more than 10% of the Company’s total assets at March 28, 2010 or had separate employees or facilities at such date.
     The consolidated financial information as of September 27, 2009 included herein has been derived from the Company’s audited consolidated financial statements as of, and for the fiscal year ended, September 27, 2009.
Description of Business
     The Company is a vision systems company enabled by technology for three-dimensional packaging of electronics and manufacturing of electro-optical products. The Company designs, develops, manufactures and sells vision systems, miniaturized electronic products and higher level systems incorporating such products for defense, security and commercial applications. The Company also performs customer-funded contract research and development related to these systems and products, mostly for U.S. government customers or prime contractors. Most of the Company’s historical business relates to application of its technologies for stacking either packaged or unpackaged semiconductors into more compact three-dimensional forms, which the Company believes offer volume, power, weight and operational advantages over competing packaging approaches, and which the Company believes allows it to offer higher level products with unique operational features. The Company has recently introduced certain higher level products in the fields of thermal imaging, unmanned surveillance aircraft and high speed processing that take advantage of the Company’s packaging technologies.
Summary of Significant Accounting Policies
     Consolidation. The consolidated financial statements include the accounts of ISC and its subsidiaries, Optex, Novalog, Inc. (“Novalog”), MicroSensors, Inc. (“MSI”), RedHawk Vision Systems, Inc. (“RedHawk”) and iNetWorks Corporation (“iNetWorks”). The Company’s subsidiaries do not presently have material operations or assets. All significant intercompany transactions and balances have been eliminated in the consolidation. The accounts for Optex have been eliminated from the balance sheets from September 27, 2009 forward due to the Optex bankruptcy in September 2009.
     Fiscal Periods. The Company’s fiscal year ends on the Sunday nearest September 30. Fiscal 2009 ended on September 27, 2009 and included 52 weeks. The fiscal year ending October 3, 2010 (“fiscal 2010”) will include 53 weeks. The Company’s first two quarters of fiscal 2010 was the 26-week period ended March 28, 2010.
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
     Reclassifications. Certain reclassifications have been made to the consolidated balance sheet as of September 27, 2009 to conform to the current period presentation to reflect the adoption of new accounting guidance regarding the presentation of minority interests in subsidiaries, as discussed below.
     Recently Issued Accounting Pronouncements. In December 2007, the Financial Accounting Standards Board (“FASB”) issued guidance as codified in Accounting Standards Codification (“ASC”)

810-10, Consolidation — Noncontrolling Interests (previously SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—Amendments of ARB No. 51). ASC 810-10 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. ASC 810-10 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. ASC 810-10 is effective for fiscal years beginning after December 15, 2008, which for the Company is fiscal 2010. The adoption of ASC 810-10 has resulted in the reclassification on the balance sheet of minority interests from liabilities to stockholders’ equity for the periods presented herein.
     In June 2008, the FASB ratified guidance issued by the Emerging Issue Task Force (“EITF”) as codified in ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity (previously EITF Issue No. 07-05, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock). ASC 815-40 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. ASC 815-40 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the ASC 815-10 scope exception. ASC 815-40 is effective for fiscal years beginning after December 15, 2008, which for the Company is fiscal 2010, and early adoption was not permitted. Pursuant to ASC 815-40, the Company was required to reclassify certain warrants from equity to liabilities, which resulted in a cumulative effect adjustment of approximately $4,230,000 to reduce paid-in capital for the original allocated value recorded for these affected warrants, a corresponding reduction in accumulated deficit of $4,230,000 and recording of the fair market value of the warrant derivative liability of $99,500 effective September 28, 2009, the first day of fiscal 2010. The fair market value of the warrant derivative liability was re-measured at March 28, 2010 and adjusted to report the change in fair value, which was $14,500 and $60,000 for the 13 weeks and 26 weeks ended March 28, 2010, respectively. The warrant derivative liability is included in accrued expenses on the consolidated balance sheet.
     In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements amending ASC 820, Fair Value Measurements and Disclosures requiring additional disclosure and clarifying existing disclosure requirements about fair value measurements. ASU 2010-06 requires entities to provide fair value disclosures by each class of assets and liabilities, which may be a subset of assets and liabilities within a line item in the statement of financial position. The additional requirements also include disclosure regarding the amounts and reasons for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and separate presentation of purchases, sales, issuances and settlements of items within Level 3 of the fair value hierarchy. The guidance clarifies existing disclosure requirements regarding the inputs and valuation techniques used to measure fair value for measurements that fall in either Level 2 or Level 3 of the hierarchy. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. There was no impact of the Company’s adoption of this guidance.
     In February 2010, the FASB issued ASU 2010-09, Subsequent Events — Amendments to Certain Recognition and Disclosure Requirements, which no longer requires entities that file or furnish financial statements with the SEC to disclose the date through which subsequent events have been evaluated in originally issued and reissued financial statements. Other entities would continue to be required to disclose the date through which subsequent events have been evaluated; however, disclosures about the date through which subsequent events have been evaluated in reissued financial statements would be required only in financial statements revised because of an error correction or retrospective application of

U.S. GAAP. This consensus is effective upon issuance. The Company’s adoption of ASU 2010-09 had no financial statement impact.
     In April 2010, the FASB issued ASU 2010-17, Milestone Method of Revenue Recognition, which provides guidance related to Revenue Recognition that applies to arrangements with milestones relating to research or development deliverables. This guidance provides criteria that must be met to recognize consideration that is contingent upon achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. This guidance is effective for us starting fiscal year 2011. The Company is currently assessing the impact of the guidance, if any, on its financial statements.
Note 2 — Going Concern
     These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company generated significant net losses in fiscal years prior to fiscal 2009. In fiscal 2009, the Company generated net income of $914,800, but this was primarily attributable to the approximately $8.6 million of aggregate non-recurring gains realized by the Company’s sale of patent assets and substantial gains on the elimination of consolidated debt and reduction in pension liability. In the first half of fiscal 2010, the 26-week period ended March 28, 2010, the Company had a net loss of $5,136,300.
     Management believes that the Company’s losses in recent years have primarily resulted from a combination of insufficient contract research and development revenue to support the Company’s skilled and diverse technical staff believed to be necessary to support monetization of the Company’s technologies, amplified by the effects of discretionary investments to productize a variety of those technologies. The Company has not yet been successful in most of these product activities, nor has it been able to raise sufficient capital to fund the future development of many of these technologies. Accordingly, the Company has sharply curtailed the breadth of its product investments, and instead has focused on the potential growth of its chip stacking business, various miniaturized camera products and a system application incorporating such camera products. In addition, the initial acquisition of Optex in December 2005 and the ultimate discontinuation of Optex’s operations in October 2008 pursuant to the Optex Asset Sale contributed to increases in the Company’s consolidated accumulated deficit, largely due to inadequate gross margins on Optex’s products and the related litigation, as well as insufficient capital resources.
     As of March 28, 2010, the Company also had negative working capital and stockholders’ deficit of approximately $6.4 million and $6.9 million, respectively. As of March 28, 2010, the Company also had a litigation judgment pending, for which the Company has recorded expected expenses of $1.2 million. (See Note 10).
     Management is focused on managing costs in line with estimated total revenues for fiscal 2010 and beyond, including contingencies for cost reductions if projected revenues are not fully realized. However, there can be no assurance that anticipated revenues will be realized or that the Company will be able to successfully implement its plans. Accordingly, the Company anticipates that it will need to raise additional funds to meet its continuing obligations and may incur additional losses in the future.
     The Company’s common stock has traded below the $1.00 per share minimum continued listing criterion of the Nasdaq Capital Market for substantial periods of time recently. On September 15, 2009,the Company received a written notice from Nasdaq of its lack of compliance with this requirement and was given until March 15, 2010 to regain compliance. On March 19, 2010, the Company received a notice from Nasdaq that it had not regained compliance with respect to this listing criterion and that the Company’s common stock was subject to delisting. The Company appealed this notice and requested a hearing from a Nasdaq Hearings Panel (the “Panel”) to present a revised plan of compliance and to seek an extension of time to implement said plan. This hearing was held on May 6, 2010, but as of the date of this report, the Company has not received a determination from the Panel regarding the Company’s appeal. Even if the Company’s appeal is granted, there can be no assurance that the Company will be able to comply with the minimum $1.00 per share trading rule or other Nasdaq requirements for listing maintenance and be able to maintain its listing on the Nasdaq Capital Market. Delisting from the Nasdaq Capital Market for any present or future noncompliance with Nasdaq’s listing requirements could significantly limit the Company’s ability to raise capital and adversely impact the price of and market for the Company’s common stock. If the Company requires additional financing to meet its working capital needs, there can be no assurance that suitable financing will be available on acceptable terms, on a timely basis, or at all.
     The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.
Note 3 — Settlement of Litigation
     Timothy Looney, Barbara Looney and TWL Group, L.P. (collectively, “Looney”), on the one hand, and the Company and its Chief Executive Officer, John C. Carson and its Chief Financial Officer, John J. Stuart, Jr., on the other hand, have been engaged in litigation since January 2008 regarding the acquisition of Optex and related matters. In March 2010, the Company and Messrs. Carson and Stuart entered into a Settlement and Release Agreement with Looney pursuant to which the Company and Messrs. Carson and Stuart, on the one hand, and Looney, on the other hand, settled and released all claims and agreed to dismiss all litigation against each other relating to the Company’s acquisition of Optex in December 2005 and various transactions related thereto (the “Looney Settlement Agreement”).
     Pursuant to the terms of the Looney Settlement Agreement, the Company agreed to pay Mr. Looney $50,000 and to issue to Mr. Looney a secured promissory note in the principal amount of $2,500,000 (the “Secured Promissory Note”). (See Note 4). In connection with issuing the Secured Promissory Note, the Company also entered into a Security Agreement and an Intellectual Property Security Agreement with Mr. Looney (collectively, the “Security Agreements”), which collectively provide a security interest in all the Company’s assets subject to and subordinate to the existing perfected security interests and liens of the Company’s senior creditors, Summit Financial Resources, L.P. (“Summit”) and Longview.
     The effectiveness of the Looney Settlement Agreement was conditioned upon the Company’s receipt of consents from Summit and Longview. The Company obtained said consents, and the Looney Settlement Agreement was effective as of March 26, 2010. As one of the conditions of obtaining the Longview consent, the Company agreed to issue Longview equity securities with a value of $825,000 (the “Waiver Securities”) in consideration for Longview’s waiver of potential future entitlement to all accumulated, but undeclared and unpaid, dividends on the Company’s Series A-1 10% Cumulative Convertible Preferred Stock (the “Series A-1 Stock”) and the Company’s Series A-2 10% Cumulative Convertible Preferred Stock (the “Series A-2 Stock”) held by Longview from the respective dates of issuance of the Series A-1 Stock and the Series A-2 Stock through July 15, 2010. The amount of said accumulated, but undeclared and unpaid dividends through July 15, 2010 was estimated to be approximately equal to the value of the Waiver Securities. (See Note 5). The Waiver Securities were issued to Longview on April 30, 2010 in the form of 27,500 shares of a newly created Series C Convertible Preferred Stock. (See Note 11).
     The Company recorded the $2.5 million Secured Promissory Note in its consolidated financial statements for the 13-week period and 26-week periods ended March 28, 2010 and extinguished $1,504,300 of previously recorded accrued expenses for litigation judgments related to these matters. The Company also recorded an expense of $825,000 to reflect its obligation to issue the Waiver Securities in the periods ended March 28, 2010. The net effect was an additional accrued expense of $1,820,700 litigation settlement expense recorded in the 13-week and 26-week periods ended March 28, 2010.
Note 4 — Debt Instruments
Restructured Debt, Net of Debt Discounts
     The restructured debt, net of debt discounts, consists of the remainder of a secured promissory note payable to Longview originally entered into by the Company in July 2007, initially with a six-month term, under a secured promissory note (the “Longview Note”) with a $2.0 million principal due. The principal amount of the Longview Note was automatically increased by $100,000 on August 15, 2007, when the Company elected not to exercise an early payment feature of the Longview Note. In connection with the Optex Asset Sale in October 2008, approximately $1,651,100 of the principal balance of the Longview Note was retired. In March 2009, $260,500 of the then outstanding principal balance of the Longview Note was repaid from proceeds of the Company’s sale of patents, resulting in an outstanding principal balance of the Longview Note of $188,400 at September 27, 2009. In March 2010, $25,300 of the then outstanding principal balance of the Longview Note was repaid from proceeds of the Debenture Private Placement (described more fully below), resulting in an outstanding principal balance of the Longview Note of $163,100 at March 28, 2010. (See Note 11).
Note Payable — Related Party
     In December 2006, in consideration for amendments to the Stock Purchase Agreement, the Buyer Option Agreement and the Escrow Agreement with Timothy Looney initially entered into on December 30, 2005 for the acquisition of Optex, the Company issued an unsecured subordinated promissory note to Mr. Looney in the original principal amount of $400,000, bearing interest at a rate of 11% per annum. The principal and accrued interest under this note was due and payable in full to Mr. Looney on December 29, 2007. The Company had recorded the principal and accrued interest amount of this note in its consolidated balance sheets at September 27, 2009 as a current liability. At March 28, 2010, this note had been extinguished as a result of the Looney Settlement Agreement.
Debentures
     In March 2010, the Company sold and issued to 55 accredited investors (the “Investors”) an aggregate of 275.22 convertible debenture units (the “Units”) at a purchase price of $6,000 per Unit (the “Unit Price”) in two closings of a private placement (the “Debenture Private Placement”). The $1,651,300 aggregate purchase price for these Units was paid in cash to the Company.
     Each Unit was comprised of (i) one one-year, unsecured convertible debenture with a principal repayment obligation of $5,000 (the “Convertible Debenture”) that is convertible at the election of the holder into shares of the Company’s common stock at a conversion price of $0.40 per share (the

“Principal Conversion Shares”); (ii) one one-year, unsecured non-convertible debenture with a principal repayment obligation of $5,000 that is not convertible into common stock (the “Non-Convertible Debenture” and, together with the Convertible Debenture, the “Debentures”); and (iii) a five-year warrant to purchase 3,125 shares of the Company’s common stock (the “Debenture Investor Warrant”). The conversion price applicable to the Debentures and the exercise price applicable to the Debenture Investor Warrants is $0.40 per share.
     The Debentures bear simple interest at a rate of 20% per annum. Interest on the Debentures accrues and is payable quarterly in arrears and is convertible at the election of the Company into shares of common stock at a conversion price of $0.40 per share. The conversion price of the Debentures is subject to adjustment for stock splits, stock dividends, recapitalizations and the like. Any unpaid and unconverted principal amount of the Debentures may be repaid in cash prior to maturity at 110% of such principal amount. The amounts owing under the Debentures may be accelerated upon the occurrence of certain events of default as set forth in the Debentures.
     If all interest on the Debentures is converted into shares of common stock and the Convertible Debentures are held to maturity and then converted, the total number of shares of Common Stock issuable upon conversion of the principal and interest under the Debentures at the conversion price is 4,816,300 in the aggregate. The total number of shares of common stock issuable upon exercise of the Investor Warrants at the exercise price of $0.40 per share is 860,000 in the aggregate.
     In consideration for services rendered as the lead placement agent in the Debenture Private Placement, the Company paid the placement agent cash commissions, a management fee and an expense allowance fee aggregating $214,700, which represents 13% of the gross proceeds of the closings of the Debenture Private Placement, and issued to the placement agent five-year warrants to purchase an aggregate of 536,700 shares of the Company’s common stock at an exercise price of $0.40 per share and, as a retainer, a five-year warrant to purchase an aggregate of 450,000 shares of the Company’s Common Stock at an exercise price of $0.40 per share. (See Note 5).
     The $1,651,000 of aggregate gross proceeds received by the Company in the Debenture Private Placement, comprised of the aggregate principal value of $2,752,200 of the Debentures, net of a corresponding original issue discount of $1,101,000, was allocated to the individual components comprising the Unit on a relative fair value basis. This resulted in approximately $163,000 allocated to the five year investor warrants and approximately $1,488,000 allocated to the Debentures. In addition, because the effective conversion price of the Convertible Debentures was below the current trading price of the Company’s common shares at the date of issuance, the Company recorded a BCF of approximately $102,000. The value of the warrants and the BCF have been recorded as additional paid in capital in the accompanying consolidated financial statements.
Secured Promissory Note
     The Secured Promissory Note issued by the Company as a result of the Looney Settlement Agreement bears simple interest at a rate per annum of 10% of the outstanding principal balance and is secured by substantially all of the assets of the Company (the “Collateral”) pursuant to the terms and conditions of the Security Agreements, but such security interests are subject to and subordinate to the existing perfected security interests and liens of the Company’s senior creditors, Summit and Longview. The Secured Promissory Note requires the Company to remit graduated monthly installment payments over a 27-month period to Mr. Looney beginning with a payment of $8,000 in May 2010 and ending with a payment of $300,000 in June 2012. All such payments are applied first to unpaid interest and then to outstanding principal. Scheduled payments in the next twelve months apply only to interest. A final payment of the remaining unpaid principal and interest under the Secured Promissory Note is due and payable in July 2012. Past due payments will bear simple interest at a rate per annum of 18%. In the event the Company prepays all amounts owing under the Secured Promissory Note within eighteen months after April 9, 2010, the $50,000 cash payment made to Mr. Looney pursuant to the Looney Settlement Agreement will either be returned to the Company or deducted from the final payment due on the Secured Promissory Note. The $50,000 cash payment is recorded as a prepaid charge on the consolidated balance sheets as of March 28, 2010.
Note 5 — Common Stock and Common Stock Warrants, Preferred Stock, Stock Incentive Plans, Employee Retirement Plan and Deferred Compensation Plans
     Non-Cash Common Stock Transactions. During the 26-week period ended March 28, 2010, the Company issued an aggregate of 6,179,600 shares of common stock, net of the forfeiture of 8,500 shares of nonvested stock, with an aggregate valuation of $2,470,500, net of forfeitures, in the following non-cash transactions: (i) an aggregate of 5,930,700 shares of common stock of the Company were issued in various transactions in exchange for conversion and cancellation of $2,372,300 of the Company’s Series A-1 Stock; (ii) 245,900 shares of common stock of the Company were issued in exchange for conversion and cancellation of $98,400 of the Company’s Series A-2 Stock; and (iii) after giving effect to the forfeiture of 8,500 shares of nonvested stock, there was a net increase of 3,000 shares and a net expense decrease of $200 associated with issuance of common stock to employees as compensation for services rendered.
     Common Stock Warrants. In the 26-week period ended March 28, 2010, the Company issued a five-year warrant to purchase 907,400 shares of common stock at an exercise price of $0.55 per share to its investment banking firm as partial consideration for services rendered in the private placement of a preferred stock unit financing, as discussed below. As an element of that financing, the Company issued five-year warrants to the investors to purchase an aggregate of 2,094,000 shares of common stock at an exercise price of $0.55 per share. In the 26-week period ended March 28, 2010, the Company also issued a five-year warrant to purchase 350,000 shares of the Company’s common stock at an exercise price of $0.44 per share to its investment banking firm for a one-year extension of an agreement with said firm to assist the Company to raise additional capital and to provide financial advisory services. The estimated fair value of this warrant, $119,000, will be amortized over the 12-month term of the extension.
     As a result of the closing of the preferred stock financing and the warrant issued to the investment banking firm in connection with the agreement extension discussed above, warrants to purchase 762,000 shares of common stock at $3.18 per share were automatically adjusted to purchase 1,477,500 shares at $1.64 per share effective December 27, 2009, which warrants subsequently expired on December 30, 2009.
     In the 26-week period ended March 28, 2010, the Company issued five-year warrants to purchase 986,700 shares of common stock at an exercise price of $0.40 per share to its investment banking firm as partial consideration for services rendered in the private placement of the Debenture Private Placement. As an element of that financing, the Company issued five-year warrants to the investors to purchase an aggregate of 860,000 shares of common stock at an exercise price of $0.40 per share. (See Note 4). The Company used the Black-Scholes model to value the warrants issued to the investment banking firm and investors pursuant to the Debenture Private Placement using the following assumptions; volatility of 95.9%, stock price $0.30 per share, exercise price $0.40 per share, risk-free interest rate of 2.7%, and an expected term of five years.

     At March 28, 2010 and September 27, 2009, there were warrants outstanding to purchase 5,897,400 and 1,461,300 shares of the Company’s common stock, respectively.
     Preferred Stock. In the 26-week period ended March 28, 2010, the Company sold and issued an aggregate of 3,490 preferred stock units (the “Units”) at a purchase price of $700 per Unit. The $2,443,000 aggregate purchase price for the Units was paid in cash to the Company, from which fees and expenses of $393,500 were disbursed to the placement agent and its counsel, resulting in net proceeds of $2,049,500 to the Company. Each Unit was comprised of one share of the Company’s newly created Series B Convertible Preferred Stock (the “Series B Stock”), plus a five-year warrant to purchase 600 shares of the Company’s common stock at an exercise price of $0.55 per share. Each share of Series B Stock is convertible at any time at the holder’s option into 2,000 shares of common stock at a conversion price per share of common stock equal to $0.50. As of March 28, 2010, an aggregate of 6,980,000 shares of the Company’s common stock were issuable upon conversion of the Series B Stock.
     The Series B Stock is non-voting, except to the extent required by law. With respect to distributions upon a deemed dissolution, liquidation or winding-up of the Company, the Series B Stock ranks senior to the common stock and the Company’s new Series C Convertible Preferred Stock and junior to both the Company’s Series A-1 Stock and Series A-2 Stock. The liquidation preference per share of Series B Stock equals its stated value, $1,000 per share. The Series B Stock is not entitled to any preferential cash dividends; however, the Series B Stock is entitled to receive, pari passu with the Company’s common stock, such dividends on the common stock as may be declared from time to time by the Company’s Board of Directors.
     The Company’s aggregate gross proceeds of $2,443,000 received from the sale of the Series B Stock was allocated to the individual components comprising the stock units on a relative fair value basis, resulting in approximately $424,000 of the proceeds allocated to the five-year warrant and approximately $2,019,000 allocated to the Series B Stock. In addition, because the effective conversion price of the Series B Stock was below the current trading price of the Company’s shares at the date of issuance, the Company recorded a BCF of approximately $1,471,000. Since the preferred shares contain no set redemption date and they are convertible from inception by the holder, the entire BCF amount was accreted as a preferred dividend as of the issuance date.
     The Company used the Black-Scholes model to value the warrants issued to the placement agent and those issued to the Series B Stock investors discussed above using the following assumptions; volatility of 93.2%, stock price $0.50 per share, exercise price $0.55 per share, risk-free interest rate of 2.3% and an expected term of five years.
     In the 26-week period ended March 28, 2010, 79,076 shares of the Series A-1 Stock were converted by Longview and Alpha into 5,930,700 shares of common stock and 2,500 shares of the Series A-2 Stock were converted by Alpha into 245,900 shares of common stock.
     Stock Incentive Plans. In June 2006, the Company’s stockholders approved the Company’s 2006 Omnibus Incentive Plan (the “2006 Plan”), which is designed to serve as a comprehensive equity incentive program to attract and retain the services of individuals essential to the Company’s long-term growth and financial success. The 2006 Plan permits the granting of stock options (including both incentive and non-qualified stock options), stock-only stock appreciation rights, nonvested stock and nonvested stock units, performance awards of cash, stock or property, dividend equivalents and other stock grants. Upon approval of the 2006 Plan in June 2006, the Company’s 2003 Stock Incentive Plan (the “2003 Plan”), 2001 Non-Qualified Stock Option Plan (the “2001 Non-Qualified Plan”), 2001 Stock Option Plan (the “2001 Plan”) and 2000 Non-Qualified Stock Option Plan (the “2000 Plan”)

(collectively, the “Prior Plans”) were terminated, but existing options issued pursuant to the Prior Plans remain outstanding in accordance with the terms of their original grants. As of March 28, 2010, options to purchase 4,000 shares of the Company’s common stock at an exercise price of $265.62 per share were outstanding and exercisable under the 2000 Plan, options to purchase 2,500 shares of the Company’s common stock at an exercise price of $11.50 per share were outstanding and exercisable under the 2001 Plan, options to purchase 44,900 shares of the Company’s common stock were outstanding and exercisable under the 2001 Non-Qualified Option Plan, at exercise prices ranging from $8.60 to $13.50 per share, and options to purchase 267,900 shares of the Company’s common stock were outstanding under the 2003 Plan at exercise prices ranging from $10.40 to $36.20 per share, of which options to purchase 267,600 shares were exercisable at March 28, 2010.
     Pursuant to an amendment of the 2006 Plan by stockholders in March 2009, the number of shares of common stock reserved for issuance under the 2006 Plan shall automatically increase at the beginning of each subsequent fiscal year by the lesser of 1,250,000 shares or 5% of the common stock of the Company outstanding on the last day of the preceding fiscal year. As a result of that provision, the number of shares issuable under the 2006 Plan increased by 484,800 shares in the 26-week period ended March 28, 2010. The aggregate number of shares of common stock issuable under all stock-based awards that may be made under the 2006 Plan at March 28, 2010 is 899,700 shares. As of March 28, 2010, there were options to purchase 249,600 shares of the Company’s common stock outstanding under the 2006 Plan, at exercise prices ranging from $0.35 to $14.10 per share, of which options to purchase 212,600 shares were exercisable at March 28, 2010. In addition, as of March 28, 2010, 43,100 shares of nonvested stock were issued and outstanding pursuant to the 2006 Plan and 286,700 shares of vested stock were issued and outstanding pursuant to the 2006 Plan.
     The following table summarizes stock options outstanding as of March 28, 2010 as well as activity during the 26-week period then ended:

		Weighted Average
	Shares (1)	Exercise Price
Outstanding at September 27, 2009	568,900	$17.78
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at March 28, 2010	568,900	$17.78

Exercisable at March 28, 2010	531,600	$18.32

(1)	Rounded to nearest one hundred (100).
     The Company did not grant any options during the first 26 weeks of fiscal 2010. At March 28, 2010, the aggregate intrinsic value of unvested options outstanding and options exercisable was $0. There were no options exercised during the 26 weeks ended March 28, 2010 and therefore, the total intrinsic value of options exercised during that period was $0. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. At March 28, 2010, the weighted-average remaining contractual life of options outstanding and exercisable was 4.9 years and 4.7 years, respectively.
     The amount of compensation expense related to outstanding stock options not yet recognized at March 28, 2010 was $2,700 and, assuming the grantees continue to be employed by or remain as directors of the Company, that amount will be recognized as compensation expense as follows:

FY 2010 (remainder of year)	$1,400
FY 2011	1,300

Total	$2,700

     The following table summarizes nonvested stock grants outstanding as of March 28, 2010 as well as activity during the 26-week period then ended:

		Weighted
		Average Grant
		Date Fair Value
	Nonvested Shares	per Share
Outstanding at September 27, 2009	90,400	$2.15
Granted	9,700	$0.32
Vested	(48,000)	$1.31
Forfeited	(8,500)	$0.46

Outstanding at March 28, 2010	43,600	$5.20

     The amount of compensation expense related to nonvested stock grants not yet recognized at March 28, 2010 was $31,900 and, assuming the grantees continue to be employed by or remain as directors of the Company, that amount will be recognized as compensation expense as follows:

FY 2010 (remainder of year)	$22,000
FY 2011	8,600
FY 2012	1,200
FY 2012	100

Total	$31,900

Note 6 — Income (Loss) per Share
     Since the Company had losses for the 13-week and 26-week periods ended March 28, 2010, basic and diluted net loss per common share for those periods are the same and are computed based solely on the weighted average number of shares of common stock outstanding for the respective periods. In the 13-week and 26-week periods ended March 29, 2009, application of the “if-converted” method to the Company’s convertible preferred stock and convertible debt resulted in said instruments being anti-dilutive and therefore not impacting the calculation of income per share. Furthermore, the Company had no outstanding, in-the-money stock options and warrants as of March 29, 2009. Accordingly, the basic and diluted net income per common share for the 13-week and 26-week periods ended March 29, 2009 are the same and are also computed based solely on the weighted average number of shares of common stock outstanding for the respective periods. Cumulative dividends on the Series A-1 Stock and Series A-2 Stock for the 13-week and 26-week periods ended March 28, 2010 and the Series A-1 Stock for the 13-week and 26-week periods ended March 29, 2009, although not declared, constitute a preferential claim against future dividends, if any, and are treated as an incremental expense of continuing operations for purposes of determining basic and diluted net loss from continuing operations per common share. As of March 28, 2010, cumulative dividends on the Series A-1 Stock and Series A-2 Stock held by Longview, including those accumulated in the 13-week and 26-week periods ended March 28, 2010, had been waived pursuant to the Looney Settlement Agreement. (See Note 3). In like manner, the BCF associated with the issuance of the Company’s Series B Stock in the 26-week period ended March 28, 2010, although not recorded as an expense, is treated as a deemed dividend and, therefore, an incremental expense of continuing operations for purposes of determining basic and diluted net loss from continuing operations per common share.
     The following table sets forth the computation of basic and diluted loss per common share:

	13 Weeks Ended		26 Weeks Ended
	March 28,	March 29,	March 28,	March 29,
	2010	2009	2010	2009
Continuing Operations Numerator:
Income (loss) from continuing operations attributable to Company	$(3,419,600)	$5,134,900	$(5,136,300)	$2,955,500
Undeclared cumulative dividends on Series A-1 and Series A-2 preferred stock	(600)	(103,400)	(5,200)	(204,300)
Deemed dividend for beneficial conversion feature related to Series B preferred stock	—	—	(1,471,000)	—

Adjusted basic and diluted net income (loss) attributable to Company common stockholders	$(3,420,200)	$5,031,500	$(6,612,500)	$2,751,200

Discontinued Operations Numerator:
Income (loss) from discontinued operations	$—	$(6,900)	$—	$58,400

Continuing and Discontinued Operations Numerator:
Weighted average number of common shares outstanding	14,351,900	5,790,500	12,246,700	5,544,700

Basic and diluted net income (loss) per share information:
From continuing operations attributable to Company	$(0.24)	$0.87	$(0.54)	$0.50
From discontinued operations attributable to Company	—	(0.00)	—	0.01

Basic and diluted net income (loss) attributable to Company per common share	$(0.24)	$0.87	$(0.54)	$0.51

Note 7 — Inventories, Net
     Net inventories at March 28, 2010 and September 27, 2009 are set forth below.

	March 28,	September 27,
	2010	2009
Inventory:
Work in process	$1,410,500	$1,128,000
Raw materials	678,200	326,800
Finished goods	163,400	161,000

	2,252,100	1,615,800
Less reserve for obsolete inventory	(1,323,600)	(1,174,700)

	$928,500	$441,100

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
Note 8 — Reportable Segments
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
     Currently, the Company’s product segment primarily consists of stacked semiconductor chip assemblies, electronic chips, miniaturized cameras and thermal imaging cores, largely all of which are based on proprietary designs of the Company.
     The Company’s management evaluates financial information to review the performance of the Company’s research and development contract business separately from the Company’s product business, but only to the extent of the revenues and the cost of revenues of the two segments. Because the various indirect expense operations of the Company, as well as its assets, now support all of its revenue-generating operations, frequently in circumstances in which a distinction between research and development contract support and product support is difficult to identify, segregation of these indirect costs and assets is impracticable. The revenues and gross profit or loss of the Company’s two reportable segments for the 13-week and 26-week periods ended March 28, 2010 and March 29, 2009 are shown in the following table.

	13 Weeks Ended		26 Weeks Ended
	March 28, 2010	March 29, 2009	March 28, 2010	March 29, 2009
Contract research and development revenue	$2,014,300	$2,295,300	$4,773,700	$4,738,500
Cost of contract research and development revenue	1,468,700	2,008,500	3,504,900	3,945,900

Contract research and development segment gross profit	$545,600	$286,800	$1,268,800	$792,600

Product sales	$700,400	$545,900	$1,147,400	$836,700
Cost of product sales	704,500	409,800	1,107,300	787,800

Product segment gross profit (loss)	$(4,100)	$136,100	$40,100	$48,900

     Reconciliations of segment revenues to total revenues are as follows:

	13 Weeks Ended		26 Weeks Ended
	March 28, 2010	March 29, 2009	March 28, 2010	March 29, 2009
Contract research and development revenue	$2,014,300	$2,295,300	$4,773,700	$4,738,500
Product sales	700,400	545,900	1,147,400	836,700
Other revenue	6,700	—	10,500	9,500

Total revenues	$2,721,400	$2,841,200	$5,931,600	$5,584,700

     Reconciliations of segment gross profit (loss) to loss from continuing operations before provision for income taxes are as follows:

	13 Weeks Ended		26 Weeks Ended
	March 28, 2010	March 29, 2009	March 28, 2010	March 29, 2009
Contract research and development segment gross profit	$545,600	$286,800	$1,268,800	$792,600
Product segment gross profit (loss)	(4,100)	136,100	40,100	48,900

Net segment gross profit	541,500	422,900	1,308,900	841,500
Add (deduct)
Other revenue	6,700	—	10,500	9,500
General and administrative expense	(1,476,600)	(2,258,900)	(3,128,000)	(4,119,700)
Research and development expense	(601,000)	(436,300)	(1,356,200)	(786,700)
Interest expense	(131,200)	(830,600)	(246,100)	(1,239,700)
Provision for litigation judgment	—	—	(20,200)	—
Litigation settlement expense	(1,820,700)	—	(1,820,700)	—
Change in fair value of derivative instrument	14,500	—	60,000	—
Gain on sale or disposal of assets	—	8,632,800	12,500	8,632,800
Interest and other income (expense)	700	15,100	(300)	46,700

Income (loss) from continuing operations before provision for income taxes	$(3,466,100)	$5,545,000	$(5,179,600)	$3,384,400

Note 9 — Concentration of Revenues and Sources of Supply
     In the 13-week and 26-week periods ended March 28, 2010, direct contracts with the U.S. government accounted for 68% and 69%, respectively, of the Company’s total revenues, and second-tier government contracts with prime government contractors accounted for 27% and 27% of total revenues, respectively. The remaining 5% and 4% of the Company’s total revenues in the 13-week and 26-week periods ended March 28, 2010, respectively, were derived from non-government sources. Of the revenues derived directly or indirectly from U.S. government customers, classified agencies, the U. S. Army, the U.S. Air Force and Oasys Technology, a defense contractor accounted for 40%, 16%, 12% and 11% respectively, of the Company’s total revenues in the 13-week period ended March 28, 2010, and classified agencies, the U. S. Army and the U.S. Air Force accounted for 32%, 24%, and 12%, respectively, of the Company’s total revenues in the 26-week period ended March 28, 2010. Loss of any of these customers would have a material adverse impact on our business, financial condition and results of operations. No other single governmental or non-governmental customer accounted for more than 10% of the Company’s total revenues in the 13-week and 26-week periods ended March 28, 2010.
     In the 13-week and 26-week periods ended March 29, 2009, direct contracts with the U.S. government accounted for 54% and 57%, respectively, of the Company’s total revenues, and second-tier government contracts with prime government contractors accounted for 27% and 20% of total revenues, respectively. The remaining 19% and 23% of the Company’s total revenues in the 13-week and 26-week periods ended March 29, 2009, respectively, were derived from non-government sources, of which 6% and 12% of the Company’s total revenues in the 13-week and 26-week periods ended March 29, 2009, respectively, were derived from one customer, Pixel Optics. Of the revenues derived directly or indirectly from U.S. government agencies, the U. S. Air Force and the U.S. Army accounted for 17% and 19%, respectively, of the Company’s total revenues in the 13-week period ended March 29, 2009 and 28% and 14%, respectively, of the Company’s total revenues in the 26-week period ended March 29, 2009. No other single governmental or non-governmental customer accounted for more than 10% of the Company’s total revenues in the 13-week and 26-week periods ended March 29, 2009.
     The Company primarily uses contract manufacturers to fabricate and assemble its stacked chip, microchip and sensor products. At current limited levels of sales, the Company typically uses a single contract manufacturer for such products and, as a result, is vulnerable to disruptions in supply. The Company also uses contract manufacturers for production of its visible camera products, except for final testing, which the Company performs itself. The Company currently assembles, calibrates and tests its thermal camera and software products itself, given the relatively low volumes of these products. The Company presently relies on a limited number of suppliers of imaging devices that meet the quality and performance requirements of the Company’s thermal imaging products, which makes the Company vulnerable to potential disruptions in supply of such imaging devices.
Note 10 — Commitments and Contingencies
     Litigation. In March 2009, FirstMark III, LP, formerly known as Pequot Private Equity Fund III, LP, and FirstMark III Offshore Partners, LP, formerly known as Pequot Offshore Private Equity Partners III, LP, filed a lawsuit in the state Supreme Court, State of New York, County of New York, against the Company. The plaintiffs allege the Company breached a settlement agreement dated December 29, 2006 with them that allegedly required the Company to make certain payments to the plaintiffs that were not made, in the principal amounts of approximately $539,400 and $230,000 plus interest thereon allegedly accruing at 18% from March 14, 2007 and May 31, 2007, respectively. At March 28, 2010, the Company has approximately $1,196,900 of expense accrued reflecting these alleged obligations. The plaintiffs filed a motion for summary judgment in this matter, which was granted in January 2010, although judgment has not yet been entered as of the date of this report. The Company is currently in negotiations with the plaintiffs to settle this matter, but such an outcome cannot be assured.
     The Company has been, and may from time to time, become a party to various other legal proceedings arising in the ordinary course of its business. The Company does not presently know of any such other matters, the disposition of which would be likely to have a material effect on the Company’s consolidated financial position, results of operations or liquidity.
     Longview Agreement, Consent and Waiver. In connection with Longview’s consent for the Looney Settlement Agreement, the Company and Longview entered into an Agreement, Consent and Waiver (the “Longview Agreement”) pursuant to which the Company and Longview made certain agreements related to such consent. In addition to the issuance of the Waiver Securities (see Note 3), the Longview Agreement also provided (i) that the Company will repay to Longview all principal and interest due under the Longview Note dated July 13, 2007 upon the closing of an equity or debt financing (or a series of equity or debt financings) which results in gross proceeds to the Company in the aggregate in excess of $1,500,000; (ii) if the Company arranges for a third-party investor to purchase the Company’s Series A-1 Stock and Series A-2 Stock beneficially owned by Longview (collectively, the “Preferred Stock”) at its Stated Value (as defined in the respective Certificates of Designations) pursuant to a binding letter of intent delivered to Longview no later than June 1, 2010 (the “LOI”), Longview will sell the Preferred Stock to such investor on such terms and also sell all the Waiver Securities to such investor at a price per share of $0.30 (the “Buyout”), provided that the closing of such sale occurs no later than July 15, 2010; and (iii) in the event the LOI is not delivered on or prior to June 1, 2010, the Buyout has not closed on or prior to July 15, 2010 or Longview still owns Preferred Stock on July 15, 2010 (each, a “Contingency Date”), the Company shall issue to Longview (x) non-voting equity securities, with terms junior to the Company’s Series B Convertible Preferred Stock, convertible into 1,000,000 shares of the Company’s common stock (the “Contingent Securities”) and (y) a two-year warrant to purchase 1,000,000 shares of the Company’s common stock at an exercise price per share of $0.30 (the “Contingent Warrant”). The terms of the Contingent Securities and the Contingent Warrant will be negotiated in good faith and mutually agreed upon by the parties if such issuances are required, except that the Contingent Securities are expected to consist of 10,000 shares of Series C Convertible Preferred Stock, Both the Contingent Securities and the Contingent Warrant must include a blocker which would preclude conversion into Common Stock resulting in beneficial ownership by the holder and its affiliates of more than 4.99% of the Company’s outstanding common ctock, the Contingent Warrant will include a cashless exercise provision, and neither the Contingent Securities nor the Contingent Warrant will be convertible or exercisable within six months of issuance. Management believes there is a reasonable possibility a third-party investor will purchase the Preferred Stock beneficially owned by Longview no later than July 15, 2010, therefore management has not recorded a liability for the Contingent Securities and the Contingent Warrants as of March 28, 2010.
Note 11 — Subsequent Events
     Issuance of Series C Preferred Stock
     The effectiveness of the Looney Settlement Agreement was conditioned upon the Company’s receipt of consents from its senior creditors, one of which, Longview, required the Company to agree to issue the Waiver Securities in consideration for Longview’s waiver of potential future entitlement to all accumulated, but undeclared and unpaid, dividends on the Company’s Series A-1 Stock and the Company’s Series A-2 Stock held by Longview from the respective dates of issuance of the Series A-1

Stock and Series A-2 Stock through July 15, 2010. The Company effectuated this requirement in April 2010 through the issuance of 27,500 shares of the Company’s newly created Series C Convertible Preferred Stock (the “Series C Stock”) to Longview. Each share of Series C Stock is convertible at any time at the holder’s option into 100 shares of common stock at an initial conversion price per share of common stock equal to $0.30. The Series C Stock is non-voting, except to the extent required by law. With respect to distributions upon a deemed dissolution, liquidation or winding-up of the Company, the Series C Stock ranks senior to the common stock and junior to the Company’s Series A-1 Stock, Series A-2 Stock and Series B Stock. The liquidation preference per share of Series C Stock equals its stated value, $30 per share. The Series C Stock is not entitled to any preferential cash dividends; however, the Series C Stock is entitled to receive on an as-converted basis, pari passu with the Company’s common stock, but after payment of dividends to the Series A-1 Stock, Series A-2 Stock and Series B Stock at the time outstanding, such dividends on the common stock as may be declared from time to time by the Company’s Board of Directors. The Series C Stock is not redeemable by the holder thereof, but the Company will have the right, upon 30 calendar days’ prior written notice, to redeem the Series C Stock at its stated value, $30 per share. The Series C Stock is also subject to a blocker that would prevent each holder’s common stock ownership at any given time from exceeding 4.99% of the Company’s outstanding common stock (which percentage may increase but never above 9.99%).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     In this report, the terms “Irvine Sensors,” “Company,” “we,” “us” and “our” refer to Irvine Sensors Corporation (“ISC”) and its subsidiaries.
     This report contains forward-looking statements regarding Irvine Sensors which include, but are not limited to, statements concerning our projected revenues, expenses, gross profit and income, mix of revenue, demand for our products, the need for additional capital, the outcome of existing litigation and potential settlements of such litigation, our ability to obtain and successfully perform additional new contract awards and the related funding of such awards, market acceptance of our products and technologies, the competitive nature of our business and markets, the success and timing of new product introductions and commercialization of our technologies, product qualification requirements of our customers, our significant accounting policies and estimates, and the outcome of expense audits. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “estimates,” “should,” “may,” “will”, “with a view to” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Such factors include, but are not limited to the following:
•	our ability to obtain additional financing for working capital on acceptable terms in a timely manner or at all;

•	our ability to regain and maintain compliance with Nasdaq’s listing requirements;

•	our ability to settle a pending judgment on existing litigation with FirstMark on acceptable terms;

•	our ability to continue as a going concern;

•	our ability to obtain critical and timely product and service deliveries from key vendors due to our working capital limitations, competitive pressures or other factors;

•	our ability to successfully execute our business plan and control costs and expenses;

•	our ability to obtain expected and timely bookings and orders resulting from existing contracts;

•	our ability to secure and successfully perform additional research and development contracts, and achieve greater contracts backlog;

•	governmental agendas, budget issues and constraints and funding or approval delays;

•	our ability to maintain adequate internal controls and disclosure procedures, and achieve compliance with Section 404 of the Sarbanes-Oxley Act;

•	our ability to introduce new products, gain broad market acceptance for such products and ramp up manufacturing in a timely manner;

•	new products or technologies introduced by our competitors, many of whom are bigger and better financed than us;

•	the pace at which new markets develop;

•	our ability to establish strategic partnerships to develop our business;

•	our limited market capitalization;

•	general economic and political instability; and

•	those additional factors which are listed under the section “Risk Factors” in Part II, Item 1A of this report.
     We do not undertake any obligation to revise or update publicly any forward-looking statements for any reason, except as required by law. Additional information on the various risks and uncertainties potentially affecting our operating results are discussed below and are contained in our publicly filed documents available through the SEC’s website (www.sec.gov) or upon written request to our Investor Relations Department at 3001 Red Hill Avenue, Costa Mesa, California 92626. The information contained in, or that can be accessed through, such website does not constitute a part of this report.
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
     In December 2005, we completed the initial acquisition (the “Initial Acquisition”) of 70% of the outstanding capital stock of Optex Systems, Inc. (“Optex”), a privately held manufacturer of telescopes, periscopes, lenses and other optical systems and instruments whose customers were primarily agencies of and prime contractors to the U.S. Government. In consideration for the Initial Acquisition, we paid the sole shareholder of Optex, Timothy Looney, cash in the amount of approximately $14.1 million. As additional consideration, we were initially required to pay to Mr. Looney cash earnout payments in the aggregate amount up to $4.0 million based upon the net cash generated from the Optex business, after debt service, for the fiscal year ended October 1, 2006 (“fiscal 2006”) and the next two subsequent fiscal years. Mr. Looney was not entitled to any earnout payments for fiscal 2006, for the fiscal year ended September 30, 2007 (“fiscal 2007”) or for the fiscal year ended September 28, 2008 (“fiscal 2008”). In January 2007, we negotiated an amendment to our earnout agreement with Mr. Looney that extended his earnout period to December 2009 and reduced the aggregate maximum potential earnout by $100,000 to $3.9 million in consideration for a secured subordinated term loan providing for advances from an entity owned by Mr. Looney to Optex of up to $2 million. This term loan bore interest at 10% per annum and matured on the earlier of February 2009 or 60 days after repayment of our senior debt. As of September 27, 2009, this term loan was fully advanced to Optex. Optex ceased operations in October 2008 as a result of a UCC foreclosure sale (the “Optex Asset Sale”) as described more fully below. In September 2009, Optex filed a voluntary petition for relief under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of California. As a result of this filing, the accounts of Optex have been deconsolidated from the consolidated balance sheet of the Company at September 27, 2009, including the obligations of Optex to the entity owned by Mr. Looney described above. We believe that Mr. Looney was not entitled to any earnout for fiscal 2009. However, Mr. Looney brought a lawsuit against us alleging that we were obligated to pay him the full potential earnout as a result of the Optex Asset Sale. To mitigate the risks of this and other related lawsuits brought by Mr. Looney and his affiliated entity, we entered into a settlement of various legal disputes with Mr. Looney, including the earnout matter, in March 2010 (the “Looney Settlement Agreement”) pursuant to which we issued Mr. Looney a $2.5 million secured promissory note (the “Secured Promissory Note”). (See Note 3 of the Condensed Notes to the Consolidated Financial Statements).

     In connection with the Initial Acquisition, we entered into an agreement with Mr. Looney, pursuant to which we agreed to purchase the remaining 30% of the capital stock of Optex held by Mr. Looney (the “Buyer Option”), subject to stockholder approval, which approval was received in June 2006. On December 29, 2006, we amended certain of our agreements with Mr. Looney regarding the Buyer Option. In consideration for such amendments, we issued a one-year unsecured subordinated promissory note to Mr. Looney in the principal amount of $400,000, bearing interest at a rate of 11% per annum. This obligation was extinguished in March 2010 upon issuance of the Secured Promissory Note. We exercised the Buyer Option on December 29, 2006 and issued Mr. Looney approximately 269,231 shares of our common stock, after giving effect to our one-for-ten reverse stock split effectuated in August 2008 (the “2008 Reverse Split”), as consideration for our purchase of the remaining 30% of the outstanding common stock of Optex held by him. As a result of the Initial Acquisition and exercise of the Buyer Option, Optex became our wholly-owned subsidiary.
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
     Prior to the fiscal year ended September 27, 2009 (“fiscal 2009”), we had a history of unprofitable operations due in part to our investment in Optex and in part to discretionary investments that we made to commercialize our technologies and to maintain our technical staff and corporate infrastructure at levels that we believed were required for future growth. In fiscal 2009, we did achieve profitable operating results, largely due to certain nonrecurring events such as the Patent Sale and License and elimination of certain obligations. In the 13-week and 26-week periods ended March 28, 2010, we again experienced unprofitable operations. With respect to our investments in staff and infrastructure, the advanced technical and multi-disciplinary content of our technologies places a premium on a stable and well-trained work force. As a result, we generally maintain the size of our work force even when anticipated government contracts are delayed, a circumstance that has occurred with some frequency in the past and that has resulted in under-utilization of our labor force for revenue generation from time to time. Delays in receipt of research and development contracts are unpredictable, but we believe such delays represent a recurring characteristic of our research and development contract business. We anticipate that the impact on our business of future delays can be mitigated by the achievement of greater contract backlog and are seeking growth in our research and development contract revenue to that end. We are also seeking to expand the contribution to our total revenues from product sales, which have not historically experienced the same types of delays that can occur in research and development contracts. We have not yet demonstrated the level of sustained research and development contract revenue or product sales that we believe, by itself, is required to sustain profitable operations. Our ability to recover our investments through the cost-reimbursement features of our government contracts is constrained due to both regulatory and competitive pricing considerations.
     To offset the adverse working capital effect of our net losses, we have historically financed our operations through various equity and debt financings. To finance the acquisition of Optex, we also incurred material long-term debt, and we have exchanged a significant portion of that debt into preferred stock that is convertible into our common stock. In our last four fiscal years, we have issued approximately 7.8 million shares of our common stock, an increase of over 400% from the approximately 1.9 million shares of our common stock outstanding at the beginning of that period, which resulted in a substantial dilution of stockholder interests. At March 28, 2010, our fully diluted common stock position was approximately 39.3 million shares, which assumes the conversion into common stock of all of the Company’s preferred stock and convertible debentures outstanding or obligated for issuance as of March

28, 2010 and the exercise for cash of all warrants and options to purchase the Company’s securities outstanding as of March 28, 2010. At March 28, 2010, we had approximately $5.4 million of debt.
     None of our subsidiaries accounted for more than 10% of our total assets at March 28, 2010 or have separate employees or facilities. We currently report our operating results and financial condition in two operating segments, our research and development business and our product business.
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
Results of Operations
     Total Revenues. Our total revenues decreased approximately 4% in the 13-week period ended March 28, 2010 as compared to the 13-week period ended March 29, 2009, but increased approximately 6% in the 26-week period ended March 28, 2010 as compared to the 26-week period ended March 29, 2009. The elements of the total revenues that produced these opposite outcomes are discussed more fully below.

13-Week Comparisons	Total Revenues
13 weeks ended March 29, 2009	$2,841,200
Dollar decrease in current comparable 13 weeks	(119,800)

13 weeks ended March 28, 2010	$2,721,400
Percentage decrease in current 13 weeks	(4)%

26-Week Comparisons	Total Revenues
26 weeks ended March 29, 2009	$5,584,700
Dollar increase in current comparable 26 weeks	346,900

26 weeks ended March 28, 2010	$5,931,600
Percentage increase in current 26 weeks	6%
     Contract Research and Development Revenue. Contract research and development revenue consists of amounts realized or realizable from funded research and development contracts, largely from U.S. government agencies and government contractors. Contract research and development revenue for the 13-week period ended March 28, 2010 declined 12% from contract research and development revenue of the 13-week period ended March 29, 2009, but increased 1% for the 26-week period ended March 28, 2010 from contract research and development revenue of the 26-week period ended March 29, 2009, as shown in the following tables:

	Contract Research and	Percentage of
13-Week Comparisons	Development Revenue	Total Revenue
13 weeks ended March 29, 2009	$2,295,300	81%
Dollar decrease in current comparable 13 weeks	(281,000)

13 weeks ended March 28, 2010	$2,014,300	74%
Percentage decrease in current 13 weeks	(12)%

	Contract Research and	Percentage of
26-Week Comparisons	Development Revenue	Total Revenue
26 weeks ended March 29, 2009	$4,738,500	85%
Dollar increase in current comparable 26 weeks	35,200

26 weeks ended March 28, 2010	$4,773,700	80%
Percentage increase in current 26 weeks	1%
     The decrease in our contract research and development revenue in the 13-week period ended March 28, 2010 as compared to the 13-week period ended March 29, 2009 was partially related to the timing of the start of new contract awards that experienced procurement delays. In addition, completion of some of the technical milestones of existing contracts was delayed during the current 13-week period by our working capital limitations that impacted the schedule at which we could receive necessary vendor and subcontractor support, which would have generated revenue under the cost reimbursement features of many of our contract research and development contracts. Over the full 26-week period ended March 28, 2010, the various timing issues related to performance of research and development contracts, particularly those derived from vendor and subcontractor support, largely evened out, resulting in nearly equal contract research and development revenue for the current year 26-week period compared to the first 26 weeks of fiscal 2009. We believe that these variances are related to the specific procurement and technical milestones of our present research and development contracts, rather than being indicative of a trend. However, if we require substantially increased subcontractor and vendor support to increase our contract research and development revenue in future fiscal quarters, such an outcome will likely be dependent on our ability to raise additional capital, which we cannot guarantee.
     Cost of Contract Research and Development Revenue. Cost of contract research and development revenue consists of wages and related benefits, as well as subcontractor, independent consultant and vendor expenses directly incurred in support of research and development contracts, plus associated indirect expenses permitted to be charged pursuant to the relevant contracts. Our cost of contract research and development revenue for the first 13 weeks and 26 weeks of fiscal 2010 decreased as compared to the first 13 weeks and 26 weeks of fiscal 2009, both in terms of absolute dollars and as a percentage of contract research and development revenue as shown in the following tables:

		Percentage of
	Cost of Contract	Contract Research
	Research and	and Development
13-Week Comparisons	Development Revenue	Revenue
13 weeks ended March 29, 2009	$2,008,500	88%
Dollar decrease in current comparable 13 weeks	(539,800)

13 weeks ended March 28, 2010	$1,468,700	73%
Percentage decrease in current 13 weeks	(27)%

		Percentage of
	Cost of Contract	Contract Research
	Research and	and Development
26-Week Comparisons	Development Revenue	Revenue
26 weeks ended March 29, 2009	$3,945,900	83%
Dollar decrease in current comparable 26 weeks	(441,000)

26 weeks ended March 28, 2010	$3,504,900	73%
Percentage decrease in current 26 weeks	(11)%
     The improved margins on our contract research and development revenue in the 13-week and 26-week periods ended March 28, 2010, as compared to the respective 13-week and 26-week periods ended March 29, 2010, were largely the result of a substantial reduction in our indirect expenses and the corresponding overhead costs of contract research and development revenue in the current year periods as compared to such costs in the 13-week and 26-week periods ended March 29, 2009. This overhead reduction, largely derived from reduced labor and labor-related expenses, resulted in a disproportionate decrease in our costs of contract research and development revenue in the current fiscal year periods, with the corresponding improvements in costs of contract research and development revenue as a percentage of such revenue.
     Product Sales. Our product sales are generally derived from sales of miniaturized camera products, specialized chips, modules, stacked chip products and chip stacking services. Product sales for the 13-week and 26-week periods ended March 28, 2010 increased both in terms of absolute dollars and as a percentage of total revenue as compared to the 13-week and 26-week periods ended March 29, 2009 as shown in the following tables:

	Product	Percentage of
13-Week Comparisons	Sales	Total Revenue
13 weeks ended March 29, 2009	$545,900	19%
Dollar increase in current comparable 13 weeks	154,500

13 weeks ended March 28, 2010	$700,400	26%
Percentage increase in current 13 weeks	28%

	Product	Percentage of
26-Week Comparisons	Sales	Total Revenue
26 weeks ended March 29, 2009	$836,700	15%
Dollar increase in current comparable 26 weeks	310,700

26 weeks ended March 28, 2010	$1,147,400	19%
Percentage increase in current 26 weeks	37%
     The increase in product sales in the current fiscal year periods compared to the prior fiscal year periods is largely the result of substantially increased sales of our thermal imaging products. This increase in thermal imaging product sales offset a decrease in sales of stacked chip products, resulting in our aggregate 28% and 37% increase in product sales in the 13-week and 26-week periods ended March 28, 2010, respectively, as compared to the 13-week and 26-week periods ended March 29, 2009. Based on the composition of our backlog at the date of this report, we expect that sales of thermal imaging products will continue to represent a larger percentage of our product sales throughout fiscal 2010 as compared to fiscal 2009.
     Cost of Product Sales. Cost of product sales consists of wages and related benefits of our personnel, as well as subcontractor, independent consultant and vendor expenses directly incurred in the manufacture of products sold, plus related overhead expenses. Our cost of product sales for the 13-week and 26-week periods ended March 28, 2010 and March 29, 2009 is shown in the following tables:

	Cost of	Percentage of
13-Week Comparisons	Product Sales	Product Sales
13 weeks ended March 29, 2009	$409,800	75%
Dollar increase in current comparable 13 weeks	294,700

13 weeks ended March 28, 2010	$704,500	101%
Percentage increase in current 13 weeks	72%

	Cost of	Percentage of
26-Week Comparisons	Product Sales	Product Sales
26 weeks ended March 29, 2009	$787,800	94%
Dollar increase in current comparable 26 weeks	319,500

26 weeks ended March 28, 2010	$1,107,300	97%
Percentage increase in current 26 weeks	41%
     A substantial portion of the increase in absolute dollars of cost of product sales in the current fiscal year periods was related to the increase in product sales in those periods as discussed above. However, the absolute dollar increase in cost of product sales in the 13-week and 26-week periods ended March 28, 2010 as compared to the 13-week and 26-week periods ended March 29, 2009 was disproportionately greater than the increase in product sales for the respective periods. This disproportionate increase was substantially derived from increased product support and startup costs associated with the Company’ new clip-on thermal imaging products in the current year periods. The impact of product support costs may continue to produce fluctuations in product margins unless and until our sales of thermal imaging products increase substantially, thereby reducing the percentage impact of such costs, which typically are less elastic than the associated revenues.
     General and Administrative Expense. General and administrative expense largely consists of wages and related benefits for our executive, financial, administrative and marketing staff, as well as professional fees, primarily legal and accounting fees and costs, plus various fixed costs such as rent, utilities and telephone. General and administrative expense for the 13-week and 26-week periods ended March 28, 2010 declined substantially compared to the 13-week and 26-week periods ended March 29, 2009 as shown in the following tables:

	General and
	Administrative	Percentage of
13-Week Comparisons	Expense	Total Revenue
13 weeks ended March 29, 2009	$2,258,900	80%
Dollar decrease in current comparable 13 weeks	(782,300)

13 weeks ended March 28, 2010	$1,476,600	54%
Percentage decrease in current 13 weeks	(35)%

	General and
	Administrative	Percentage of
26-Week Comparisons	Expense	Total Revenue
26 weeks ended March 29, 2009	$4,119,700	74%
Dollar decrease in current comparable 26 weeks	(991,700)

26 weeks ended March 28, 2010	$3,128,000	53%
Percentage decrease in current 26 weeks	(24)%
     Approximately $257,800, or 33%, of the dollar decrease in general and administrative expense in the 13-week period ended March 28, 2010 as compared to the 13-week period ended March 29, 2009, was the result of decreased labor expense and related employee benefits in the current fiscal year period. Similarly, approximately $401,600, or 41%, of the dollar decrease in general and administrative expense in the 26-week period ended March 28, 2010 as compared to the 26-week period ended March 29, 2009, was also the result of decreased labor expense and related employee benefits in the current period. Our overall reduction in our labor-related overhead costs also contributed to $130,200 and $231,100 reductions in bid and proposal general and administrative expenses in the 13-week and 26-week periods ended March 28, 2010, respectively, as compared to the 13-week and 26-week periods ended March 29, 2009. Our general and administrative service expense in the 13-week and 26-week periods ended March 2010, largely accounting expenses, also decreased $73,800 and $134,300, respectively, compared to the 13-week and 26-week periods ended March 29, 2009. These current period reductions were partially offset by $240,600 and $140,800 increases in the 13-week and 26-week periods ended March 28, 2010, respectively, in our unallowable general and administrative expense for which we cannot seek reimbursement under most of our government contracts, largely litigation expenses, compared to the prior fiscal year periods. Since we settled our litigation in March 2010 with Timothy Looney, the original owner of Optex, our discontinued subsidiary, we expect that the dollar magnitude of our unallowable general and administrative expense is likely to decline in subsequent periods. Since our total revenues for the fiscal 2010 periods were relatively similar to those of the fiscal 2009 periods, the magnitude of our decrease in absolute dollars of general and administrative expense in the 13-week and 26-week periods ended March 28, 2010 as compared to the absolute dollars of general and administrative expense in the 13-

week and 26-week periods ended March 29, 2009 also resulted in general and administrative expense as a percentage of total revenue being substantially decreased in the current fiscal year periods.
     Research and Development Expense. Research and development expense consists of wages and related benefits for our research and development staff, independent contractor consulting fees and subcontractor and vendor expenses directly incurred in support of internally funded research and development projects, plus associated overhead expenses. Research and development expense for the 13-week and 26-week periods ended March 28, 2010, as compared to the 13-week and 26-week periods ended March 29, 2009, is shown in the following tables:

	Research and
	Development	Percentage of
13-Week Comparisons	Expense	Total Revenue
13 weeks ended March 29, 2009	$436,300	15%
Dollar increase in current comparable 13 weeks	164,700

13 weeks ended March 28, 2010	$601,000	22%
Percentage increase in current 13 weeks	38%

	Research and
	Development	Percentage of
26-Week Comparisons	Expense	Total Revenue
26 weeks ended March 29, 2009	$786,700	14%
Dollar increase in current comparable 26 weeks	569,500

26 weeks ended March 28, 2010	$1,356,200	23%
Percentage increase in current 26 weeks	72%
     The increase in research and development expense in the fiscal 2010 periods as compared to the fiscal 2009 periods is largely related to labor deployment issues in the respective fiscal periods. We use the same technical staff for both internal and customer funded research and development projects, as well as the preparation of technical proposals, so the availability of direct labor in terms of man hours and skill mix has a strong bearing on the amount of internally funded research and development expense we undertake in any given period. We used less of our direct labor on funded contracts in the current fiscal year periods than the prior fiscal year periods. Generally, this difference in labor deployment does not reflect any trends, but rather is tied to specific milestones of both funded and internal research projects. Accordingly, both the absolute dollar and percentage increases in research and development expense in the fiscal 2010 periods as compared to the fiscal 2009 periods reflect these milestones, rather than a change in priorities related to internally funded research and development.
     Gain On Sale or Disposal of Assets. We recorded a gain on sale or disposal of assets from our Patent Sale and License of $8,632,800 in the 13-week and 26-week periods ended March 29, 2009. In the 13-week and 26-week periods ended March 28, 2010, our gain on sale or disposal of assets was only $0 and $12,500, respectively.
     Interest Expense. Our interest expense for the 13-week and 26-week periods ended March 28, 2010, as compared to the 13-week and 26-week periods ended March 29, 2009, decreased substantially, as shown in the following tables:

13-Week Comparisons	Interest Expense
13 weeks ended March 29, 2009	$830,600
Dollar decrease in current comparable 13 weeks	(699,400)

13 weeks ended March 28, 2010	$131,200
Percentage decrease in current 13 weeks	(84)%

26-Week Comparisons	Interest Expense
26 weeks ended March 29, 2009	$1,239,700
Dollar decrease in current comparable 26 weeks	(993,600)

25 weeks ended March 28, 2010	$246,100
Percentage decrease in current 26 weeks	(80)%
     The decline in interest expense in the fiscal 2010 periods as compared to the fiscal 2009 periods was primarily due to the reduction in our debt, and corresponding interest, that resulted from application of proceeds from the Patent Sale and License, the exchange of a portion of our debt for our Series A-2 Stock and the partial repayment of debt from proceeds of the Debenture Private Placement.
     Litigation Settlement Expense. In March 2010, we entered into the Looney Settlement Agreement, pursuant to which we agreed to pay Timothy Looney $50,000 and to issue to Mr. Looney a secured promissory note in the principal amount of $2,500,000 in settlement of litigation with Mr. Looney. We recorded the Secured Promissory Note in our consolidated financial statements for the 13-week and 26-week periods ended March 28, 2010 and extinguished the previously recorded expenses for litigation judgments related to these matters in the same period. The effectiveness of the Looney Settlement Agreement was conditioned upon our receipt of consents from our senior creditors, Summit and Longview. As one of the conditions of obtaining Longview’s Consent, we agreed to issue to Longview equity securities with a value of $825,000 (the “Waiver Securities”) in consideration for Longview’s waiver of potential future entitlement to all accumulated, but undeclared and unpaid, dividends on our Series A-1 Stock and our Series A-2 Stock held by Longview from the respective dates of issuance of the Series A-1 Stock and Series A-2 Stock through July 15, 2010. The Waiver Securities were issued to Longview on April 30, 2010 in the form of 27,500 shares of a newly created Series C Convertible Preferred Stock. We recorded the expense of the obligation to issue the Waiver Securities in the 13-week and 26-week periods ended March 28, 2010. The net effect was an aggregate recording of $1,820,700 as a litigation settlement expense in the 13-week and 26-week periods ended March 28, 2010. No comparable expense was incurred in the comparable prior fiscal year periods. (See Note 3 of the Condensed Notes to the Consolidated Financial Statements).
     Income From Discontinued Operations. As a result of the Optex Asset Sale, in the 13-week period ended March 29, 2009, we recorded a loss from discontinued operations of $6,900, largely as a result of taxes, and in the 26-week period ended March 29, 2009 realized a gain on Optex’s discontinued operations of $58,400, reflecting results for the interval from September 29, 2008 through October 14, 2008, the date of the Optex Asset Sale. Since Optex had no operations subsequent to the Optex Asset Sale, no comparable result from discontinued operations was recognized in the 13-week and 26-week periods ended March 28, 2010.

     Net Income (Loss). Our net income (loss) for the 13-week and 26-week periods ended March 28, 2010, as compared to the 13-week and 26-week periods ended March 29, 2009, is shown in the following tables:

13-Week Comparisons	Net Income (Loss)
13 weeks ended March 29, 2009	$5,128,000
Dollar change in current comparable 13 weeks	(8,547,600)

13 weeks ended March 28, 2010	$(3,419,600)
Percentage decrease for current 13 weeks	(167)%

26-Week Comparisons	Net Income (Loss)
26 weeks ended March 29, 2009	$3,013,900
Dollar change in current comparable 26 weeks	(8,150,200)

26 weeks ended March 28, 2010	$(5,136,300)
Percentage decrease for current 26 weeks	(270)%
     Our net income in the 13-week and 26-week periods ended March 29, 2009 was substantially the result of our gain on sale or disposal of assets resulting from our non-recurring Patent Sale and License in March 2009. The absence of a comparable-sized gain in the 13-week and 26-week periods ended March 28, 2010 was the principal cause for the change in our results for the current fiscal year periods compared to the 13-week and 26-week periods ended March 29, 2009. The net loss in the current fiscal year periods was partially reduced by the decrease in interest expense and the reduction in general and administrative expense in the 13-week and 26-week periods ended March 28, 2010 as discussed above.
Liquidity and Capital Resources
     Our liquidity did not change substantially in the first 26 weeks of fiscal 2010 in terms of our consolidated cash and cash equivalents and our working capital deficit as shown in the following table:

	Cash and	Working Capital
	Cash Equivalents	(Deficit)
September 27, 2009	$125,700	$(6,271,300)
Dollar change in the 26 weeks ended March 28, 2010	(15,100)	174,100

March 28, 2010	$110,600	$(6,445,400)
Percentage change in the 26 weeks ended March 28, 2010	(12)%	3%
     The aggregate of our non-cash expenses in the 26 weeks ended March 28, 2010 was $2,511,600, largely consisting of non-cash litigation settlement expense and depreciation and amortization expense, and to a much lesser extent, non-cash interest expense, change in fair value of derivative instruments and non-cash stock-based compensation. These non-cash expenses partially offset the use of cash derived from our net loss and various timing effects and resulted in an operational use of cash in the amount of $2,548,300 in the 26-week period ended March 28, 2010. These and other uses of cash, including a reduction of $656,700 in factoring advances against receivables, were offset by $2,049,500 of net proceeds from our preferred stock financing and $1,651,300 from our debenture unit financing in the current fiscal year period, resulting in the net $15,100 decrease of cash in the 26-week period ended March 28, 2010.
     During the 26 weeks ended March 28, 2010, we continued to incur fees and expenses in the lawsuits related to the ongoing disputes with Mr. Looney and his affiliated entity. In that period, these fees and expenses amounted to an aggregate of $290,100. In March 2010, we settled these lawsuits with Mr. Looney and his affiliated entity in consideration of our payment of $50,000 in cash and issuance of a $2.5 million 27-month secured promissory note to Mr. Looney. (See Note 3 of the Condensed Notes to the Consolidated Financial Statements). Debt service on this note will have a material adverse effect on our future liquidity so long as the note remains outstanding.
     Under litigation related to obligations allegedly owed to FirstMark III, LP, formerly known as Pequot Private Equity Fund III, LP, and FirstMark III Offshore Partners, LP, formerly known as Pequot Offshore Private Equity Partners III, LP (collectively, “FirstMark”), FirstMark filed a motion for summary judgment, which was granted in January 2010, although to our knowledge, judgment has not yet been entered as of the date of this report. (See Note 10 of the Condensed Notes to the Consolidated Financial Statements). We are in negotiations to settle this matter, but such an outcome cannot be assured. If we are unable to settle this matter in a satisfactory manner, execution on the anticipated final judgment could have a material adverse effect on us and our financial condition, including our liquidity.
     The small increase in the working capital deficit in the 26-week period ended March 28, 2010 was largely the result of the proceeds from our preferred stock and debenture unit financings in the current period offseting the impact of our net loss and other factors. Deployment of the net proceeds from those financings allowed us to reduce our factoring advances against receivables by $656,700 in the 26-week period ended March 28, 2010. At March 28, 2010, our factoring lender had advances of approximately $329,100 to us.
     At March 28, 2010, our funded backlog was approximately $7.0 million. We expect, but cannot guarantee, that a substantial portion of our funded backlog at March 28, 2010 will result in revenue recognized in fiscal 2010. In addition, our government research and development contracts and product purchase orders typically include unfunded backlog, which is funded when the previously funded amounts have been expended or product delivery schedules are released. As of March 28, 2010, our total backlog, including unfunded portions, was approximately $13.6 million. Subsequent to March 28, 2010, we disclosed that we had received and accepted product delivery schedules related to our thermal imaging products that have substantially increased our funded backlog.
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
     We have developed an operating plan to manage costs in line with estimated total revenues for the balance of fiscal 2010 and beyond, including contingencies for cost reductions if projected revenues are not fully realized. However, there can be no assurance that anticipated revenues will be realized or that we will be able to successfully implement our plans. Accordingly, we anticipate that we will need to raise additional funds in fiscal 2010 to meet our continuing obligations.

Off-Balance Sheet Arrangements
          Our conventional operating leases are either immaterial to our financial statements or do not contain the types of guarantees, retained interests or contingent obligations that would require their disclosures as an “off-balance sheet arrangement” pursuant to Regulation S-K Item 303(a)(4). As of March 28, 2010 and September 27, 2009, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations and Commitments
          Debt. At March 28, 2010, we had approximately $5,415,300 of debt, which consisted of (i) a secured promissory note payable to Longview, described more fully below, the principal amount of which was reduced from $2.1 million to approximately $163,100 through partial exchange of such debt pursuant to the credit bid that effectuated the Optex Asset Sale and partial repayment from proceeds of the Patent Sale and License and the Debenture Private Placement; (ii) unsecured convertible and non-convertible debentures issued in the Debenture Private Placement with an aggregate principal balance of $2,752,200; and (iii) a $2,500,000 secured subordinated promissory note payable to Timothy Looney pursuant to settlement of litigation, described more fully below. We also had contingent secured subordinated notes originally issued in the aggregate principal amount of $1,115,000 (the “Contingent Notes”), which were issued in connection with our November 2007 debt restructuring, described more fully below. Of the principal amount of the Contingent Notes, only $9,100 remained potentially outstanding as of March 28, 2010.
          On July 19, 2007, we entered into a Loan Agreement, a secured promissory note (the “Longview Note”) and an Omnibus Security Interest Acknowledgement with Longview, pursuant to which we closed a short-term non-convertible loan in the original principal amount of $2.0 million (the “Loan”), which was subsequently increased by $100,000 to $2.1 million pursuant to the terms of the Longview Note s. The Longview Note bore interest at a rate of 12% per annum, due together with the unpaid principal amount when the Longview Note matures, which was originally on January 19, 2008, but was extended to December 30, 2009 pursuant to our November 2007 debt restructuring and further extended to September 30, 2010 pursuant to partial repayment terms related to the Patent Sale and License. If we fail to pay the principal and accrued interest within ten days after the maturity date, we will incur a late fee equal to 5% of the amount remaining unpaid at that time.
          In October 2008, approximately $1,651,100 of the principal due under the Longview Note was retired pursuant to the Optex Asset Sale. In March 2009, in connection with the Patent Sale and License, the outstanding principal of the Longview Note was further reduced to $188,400, and the maturity date of the Longview Note was extended to September 30, 2010. In March 2010, in connection with the Debenture Private Placement, the outstanding principal of the Longview Note was further reduced to $163,100.
          In November 2007, we restructured all of our debt obligations with Longview and Alpha. In consideration for this debt restructuring, we issued the Contingent Notes to Longview and Alpha in the aggregate principal amount of $1.0 million and $115,000, respectively, which Contingent Notes do not accrue interest, and in general, are not due and payable until September 30, 2010. The Contingent Notes will be discharged (and cancelled) in pro rata proportion to the amount that the total indebtedness owed to Longview and Alpha is repaid in full by September 30, 2010. If the total principal and accrued interest payable to Longview and Alpha on existing obligations is repaid in full, then the Contingent Notes will be cancelled in their entirety. The Contingent Notes are secured by substantially all of our assets. The reduction of our obligations to Longview and Alpha pursuant to the Optex Asset Sale, the Patent Sale and License, the exchange and cancellation of debt for the issuance of Series A-2 Preferred Stock and repayments in connection with the Debenture Private Placement has correspondingly reduced our potential obligations under the Contingent Notes to approximately $9,100 at March 28, 2010, which has not been recorded in our accounts due to its contingent nature. This residual balance under the Contingent Notes only relates to obligations due to Longview, inasmuch as the debt obligations to Alpha have been fully paid.
          In March 2010, we sold and issued convertible debenture units (the “Units”) with an aggregate principal balance of $2,752,200 in two closings of a private placement (the “Debenture Private Placement”). Each Unit is comprised of (i) one one-year, unsecured convertible debenture with a principal repayment obligation of $5,000 (the “Convertible Debenture”) that is convertible at the election of the holder into shares of our common stock at a conversion price of $0.40 per share (the “Principal Conversion Shares”); (ii) one one-year, unsecured non-convertible debenture with a principal repayment obligation of $5,000 that is not convertible into common stock (the “Non-Convertible Debenture” and, together with the Convertible Debenture, the “Debentures”); and (iii) a five-year warrant to purchase 3,125 shares of our common stock (the “Debenture Investor Warrant”). The conversion price applicable to the Debentures and the exercise price applicable to the Debenture Investor Warrants is $0.40 per share. The Debentures bear simple interest at a rate per annum of 20% of their original principal value. Interest on the Debentures accrues and is payable quarterly in arrears and is convertible at our election into shares of our common stock at a conversion price of $0.40 per share. The conversion price of the Debentures is subject to adjustment for stock splits, stock dividends, recapitalizations and the like. We may repay any unpaid and unconverted principal amount of the Debentures in cash prior to maturity at 110% of such principal amount.
          The Secured Promissory Note issued by the Company in connection with the Looney Settlement Agreement bears simple interest at a rate per annum of 10% of the outstanding principal balance and is secured by substantially all of our assets (the “Collateral”) pursuant to the terms and conditions of a Security Agreements and Intellectual Property Security Agreement with Mr. Looney (the “Security Agreements”), but such security interests are subject to and subordinate to the existing perfected security interests and liens of our senior creditors, Summit and Longview. The Secured Promissory Note requires the Company to remit graduated monthly installment payments over a 27-month period to Mr. Looney beginning with a payment of $8,000 in May 2010 and ending with a payment of $300,000 in June 2012. All such payments are applied first to unpaid interest and then to outstanding principal. A final payment of the remaining unpaid principal and interest under the Secured Promissory Note is due and payable in July 2012. Past due payments will bear simple interest at a rate per annum of 18%. In the event we prepay all amounts owing under the Secured Promissory Note by October 9, 2011, the $50,000 cash payment made to Mr. Looney pursuant to the Looney Settlement Agreement will either be returned to us or will be deducted from our final payment due on the Secured Promissory Note.
          Capital Lease Obligations. Our outstanding principal balance on our capital lease obligations of $2,000 at March 28, 2010 relate primarily to manufacturing and test equipment and are included as part of current liabilities within our consolidated balance sheet.
          Operating Lease Obligations. We have various operating leases covering equipment and facilities located in Costa Mesa, California.
          Deferred Compensation. We have a deferred compensation plan, the Executive Salary Continuation Plan (the “ESCP”), for select key employees. Benefits payable under the ESCP are established on the basis of years of service with the Company, age at retirement and base salary, subject to a maximum benefits limitation of $137,000 per year for any individual. The ESCP is an unfunded plan. The recorded liability for future expense under the ESCP is determined based on expected lifetime of participants using Social Security mortality tables and discount rates comparable to that of rates of return on high quality investments providing yields in amount and timing equivalent to expected benefit payments. At the end of each fiscal year, we determine the assumed discount rate to be used to discount the ESCP liability. We considered various sources in making this determination for fiscal 2009, including the Citigroup Pension Liability Index, which at September 30, 2009 was 5.54%. Based on this review, we used a 5.5% discount rate for determining the ESCP liability at September 27, 2009. There are presently two of our retired executives who are receiving benefits aggregating $184,700 per annum under the ESCP. As of March 28, 2010, $1,120,600 has been accrued in the accompanying consolidated balance sheet for the ESCP, of which amount $184,700 is a current liability we expect to pay during the remainder of fiscal 2010 and the first half of fiscal 2011.
Stock-Based Compensation
          Aggregate stock-based compensation for the 26-week periods ended March 28, 2010 and March 29, 2009 was $46,600 and $54,700, respectively, and was attributable to the following:

	26 Weeks Ended	26 Weeks Ended
	March 28, 2010	March 29, 2009
Cost of contract research and development revenue	$10,700	$13,900
General and administrative expense	35,900	40,800

	$46,600	$54,700

          All transactions in which goods or services are the consideration received for equity instruments issued to non-employees are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of any such equity instrument is the earliest to occur of (i) the date on which the third-party performance is complete, (ii) the date on which it is probable that performance will occur, or (iii) if different, the date on which the compensation has been earned by the non-employee. In the 26-week period ended March 28, 2010, we issued warrants to purchase an aggregate of 350,000 shares of our common stock, valued at $119,000, to an investment banking firm for a one-year extension of an agreement for said firm to assist us in raising additional capital and to provide financial advisory services.
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
          For the 13-week and 26-week periods ended March 28, 2010, stock-based compensation included compensation costs attributable to such periods for those options that were not fully vested upon adoption of ASC 718, Compensation – Stock Compensation, adjusted for estimated forfeitures. We have estimated forfeitures to be 7%, which reduced stock-based compensation cost by $200 in the 26-week period ended March 28, 2010. There were no grants of options made in the 13-week and 26-week periods ended March 28, 2010. Aggregate awards of 1,800 shares of vested stock were made in the 13-week and 26-week periods ended March 28, 2010. During the 26-week period ended March 29, 2009, one option to purchase 12,000 shares of our common stock was granted and one award of 1,000 shares of vested stock was made to an employee. During the 13-week period ended March 29, 2009, we did not grant any options or vested stock awards.
          At March 28, 2010, the total compensation costs related to nonvested option awards not yet recognized was $2,100. The weighted-average remaining vesting period of nonvested options at March 28, 2010 was 0.2 years.
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
          (b) Changes to Internal Control over Financial Reporting. We believe that the increasing experience of our staff in working with enhanced resources and new procedures have produced improvements to our internal controls over financial reporting over the last several fiscal years. However, the extent of improvement in the first 26 weeks of fiscal 2010 has been relatively modest, largely modification or expansion of internal process documentation, reflecting what we believe were significant improvements in prior periods. Notwithstanding such improvement to date, we believe that we will have to further strengthen our financial resources if we undertake the additional growth that we have stated that we seek or if we consummate further complex transactions. We cannot guarantee that our actions in the future will be sufficient to accommodate possible future growth or complex transactions, or that such actions will not prevent material weaknesses in our internal controls over financial reporting. Furthermore, we do not presently have the financial resources and infrastructure to address our future plans, which puts us at risk of future material weaknesses.
          We have undertaken, and will continue to undertake, an effort for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. This effort, under the direction of senior management, includes the documentation, testing and review of our internal controls. During the course of these activities, we have identified other potential improvements to our internal controls over financial reporting, including some that we have implemented in the first half of fiscal 2010, largely the modification or expansion of internal process documentation noted above, and some that we are currently evaluating for possible future implementation. We expect to continue documentation, testing and review of our internal controls on an on-going basis and may identify other control deficiencies, possibly including material weaknesses, and other potential improvements to our internal controls in the future. We cannot guarantee that we will remedy any potential material weaknesses that may be identified in the future, or that we will continue to be able to comply with Section 404 of the Sarbanes-Oxley Act.
          Other than as described above, there have not been any other changes that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
          The information set forth under “Litigation” in Note 10 of Condensed Notes to Unaudited Consolidated Financial Statements, included in Part I, Item 1 of this report, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see “Risk Factors” immediately below.
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
          We will need to raise additional capital in the near future to fund our operations, and if such capital is not be available to us on terms that are acceptable to us, on a timely basis or at all, our viability will be threatened and we may be forced to discontinue our operations. Except for fiscal 2009, in which we realized substantial income from the Patent Sale and License, the deconsolidation of the balance sheet of Optex due to its bankruptcy and a significant reduction of potential future pension expenses, we have historically experienced significant net losses and significant negative cash flows from operations or other uses of cash. As of March 28, 2010 and September 27, 2009, our cash and cash equivalents were $110,600 and $125,700, respectively, and our working capital deficit during such periods was $6.4 million and $6.3 million, respectively. To offset the effect of negative net cash flows, we have historically funded a portion of our operations through multiple equity and debt financings, and to a lesser extent through receivable financing. Our revenues were reduced in fiscal 2009 partially due to our liquidity limitations, which may continue to adversely affect our revenues in the future. We anticipate that we will require additional capital to meet our working capital needs and fund our operations. We cannot assure you that any additional capital from financings or other sources will be available on a timely basis, on acceptable terms, or at all, or that the proceeds from any financings will be sufficient to address our near term liquidity requirements. If we are not able to obtain additional capital in the near future, we anticipate that our business, financial condition and results of operations will be materially and adversely affected and we may be forced to discontinue our operations.
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
          Even if available, financings can involve significant costs and expenses, such as legal and accounting fees, diversion of management’s time and efforts, or substantial transaction costs or break-up fees in certain instances. Financings may also involve substantial dilution to existing stockholders, and may cause additional dilution through adjustments to certain of our existing securities under the terms of their antidilution provisions. If adequate funds are not available on acceptable terms, or at all, our business and revenues will be adversely affected and we may be unable to continue our operations, develop or enhance our products, expand our sales and marketing programs, take advantage of future opportunities or respond to competitive pressures.
          Our common stock may be delisted by the Nasdaq Capital Market if we cannot maintain Nasdaq’s listing requirements, which could limit your ability to sell shares of common stock and could limit our ability to raise additional capital. We are not currently in compliance with the $1.00 minimum bid price requirement of the Nasdaq Capital Market and have historically failed to meet that requirement from time to time. On September 15, 2009, we received a written notice from Nasdaq of our present lack of compliance with this requirement and were given until March 15, 2010 to regain compliance. We did not meet the minimum bid requirements by such date, and we received a delisting notice from Nasdaq that we then appealed pursuant to Nasdaq’s rules. A hearing on our appeal was held on May 6, 2010 before a Nasdaq Hearing Panel, the outcome of which is not known at the date of this Report. To obtain an extension to the delisting notice, the Nasdaq Hearing Panel may require us to seek stockholder authority to effect another reverse stock split to meet the $1.00 minimum bid price requirement. In such an event, we cannot assure you that our stockholders will approve such a reverse split or that a reverse split will be sufficient to maintain our Nasdaq listing if effectuated. On January 14, 2009, we also received written notice from Nasdaq of our lack of compliance with a Nasdaq Marketplace Rule that requires us to have a minimum of $2,500,000 in stockholders’ equity or $35,000,000 market value of listed securities or $500,000 of net income from continuing operations for our most recently completed fiscal year or two of our three most recently completed fiscal years. We ultimately regained compliance with this requirement in October 2009. We cannot assure you that we will be able to satisfy Nasdaq’s listing maintenance requirements in the future, or be able to maintain our listing on the Nasdaq Capital Market. If our common stock is delisted from the Nasdaq Capital Market, the market for your shares may be limited, and as a result, you may not be able to sell your shares at an acceptable price, or at all. In addition, a delisting may make it more difficult or expensive for us to raise additional capital in the future. A delisting would also constitute a default under our Longview agreements.

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
          Since 2006, we have engaged in multiple financings, which have significantly diluted existing stockholders and will likely result in substantial additional dilution in the future. Assuming conversion of all of our existing convertible securities and exercise in full of all options and warrants outstanding as of March 28, 2010, an additional approximate 23.4 million shares of our common stock would be outstanding, as compared to the approximately 15.9 million shares of our common stock that were issued and outstanding at that date. Since the start of fiscal 2006 through March 28, 2010, we have issued approximately 14.0 million shares of our common stock, largely to fund our operations and to acquire the remaining 30% interest in Optex, resulting in significant dilution to our existing stockholders. On August 26, 2008, pursuant to approval of our stockholders, we amended our Certificate of Incorporation to increase our authorized common stock issuable for any purpose from 80,000,000 shares to 150,000,000 shares, which further increased the potential for significant dilution to our existing stockholders. Our secured bridge note financing in November 2008 through February 2009 resulted in the automatic application of price anti-dilution features in our existing securities, which in conjunction with other issuances, substantially increased the potential fully diluted number of shares of our common stock. The Series A-2 Stock that we issued in April 2009 in exchange for convertible notes, resulting in the cancellation of $1 million of debt, as well as the shares of common stock that we issued to the bridge financing investors in April 2009, the Series B Stock and common stock warrants that we issued in September 2009, the convertible debentures and warrants that we issued in our debenture financing in March 2010 and the Series C Stock that we issued in April 2010 further diluted interests of existing stockholders, such that our potential fully diluted number of shares of our common stock is approximately 39.3 million as of March 28, 2010. We anticipate we will pursue additional financings in the future. Any additional equity or convertible debt financings in the future could result in further dilution to our stockholders. Existing stockholders also will suffer significant dilution in ownership interests and voting rights and our stock price could decline as a result of potential future application of price anti-dilution features of our Series A-1 Stock and Series A-2 Stock and certain warrants, if not waived.
          The contingencies associated with our agreement to obtain Longview’s consent to the settlement of litigation with Timothy Looney may result in material additional dilution to stockholders. If we are not able to arrange for a third-party investor to purchase the Series A-1 Stock, Series A-2 Stock and Series C Stock beneficially owned by Longview at a pre-specified price pursuant to a binding letter of intent delivered to Longview no later than June 1, 2010 or if the closing of such sale does not occur on or before July 15, 2010, we will be required to issue an additional 10,000 shares of Series C Stock to Longview convertible into 1,000,000 shares of our common stock and a two-year warrant to purchase 1,000,000 shares of the our common stock at an exercise price per share of $0.30. In addition to the direct dilution resulting from these issuances, the issuance of the warrant will cause the conversion price of the Series A-1 Stock and Series A-2 Stock to automatically be reset to $0.30, if it has not already been reset to this price or lower due to other financing transactions, thereby posing the potential for additional dilution to existing stockholders.
          Significant sales of our common stock in the public market will cause our stock price to fall. The average trading volume of our shares in March 2010 was approximately 646,400 shares per day, compared to the approximately 15.9 million shares outstanding and the additional approximate 23.4 million shares potentially outstanding on a fully diluted basis at March 28, 2010. Other than volume limitations imposed on our affiliates, most of the issued shares of our common stock are freely tradable. If the holders of the freely tradable shares were to sell a significant amount of our common stock in the public market, the market price of our common stock would likely decline. If we raise additional capital in the future through the sale of shares of our common stock to private investors, we may, subject to existing restrictions lapsing or being waived, agree to register these shares for resale on a registration statement as we have done in the past. Upon registration, these additional shares would become freely tradable once sold in the public market, assuming the prospectus delivery and other requirements were met by the sellers, and, if significant in amount, such sales could further adversely affect the market price of our common stock. We have filed a registration statement covering the resale of approximately 2.5 million shares of our common stock in connection with potential conversion of Series B Stock. The sale of a large number of shares of our common stock also might make it more difficult for us to sell equity or equity-related securities in the future at a time and at the prices that we deem appropriate.
          The recent settlement of our various lawsuits with Timothy Looney, the former owner of Optex, resulted in us issuing $2.5 million of secured debt to Mr. Looney, the service of which will pose a significant strain on our liquidity. In April 2010, we issued a 27-month promissory note to Mr. Looney secured by liens and security interests against all of our assets (to the extent permitted by contract, the UCC or other applicable laws), subject to and subordinate to the existing perfected security interests and liens of our senior creditors, Summit and Longview. This note requires us to remit graduated monthly installment payments over a 27-month period to Mr. Looney beginning with a payment of $8,000 in May 2010 and ending with a payment of $300,000 in June 2012. All such payments are applied first to unpaid interest and then to outstanding principal. A final payment of all remaining unpaid principal and interest is due and payable in July 2012. These loan payments may be difficult for us to make from our cash flow from operations and will likely necessitate future financing, the success of which cannot be assured.
          Enforcement of an anticipated final judgment could threaten our financial viability. Investors that originally financed our acquisition of Optex filed a motion for summary judgment against us regarding alleged unpaid obligations under a December 2006 settlement agreement between us and them and, although the motion was granted in January 2010, the judgment has not yet been entered as of the date of this report. We have recorded $1.2 million of expense in our financial statements related to these obligations at March 28, 2010, which we expect to be the approximate amount of this judgment when it is entered. We have attempted to settle this dispute with the plaintiffs, but with no success to date. If the plaintiffs attempt to enforce collection of the expected final judgment, rather than entering into some kind of manageable settlement agreement, our financial condition could be materially and adversely impacted and our ability to continue our operations could be threatened.
          Our 2008 Reverse Split has had, and may continue to have, a material adverse effect on our market capitalization. While our 2008 Reverse Split temporarily addressed Nasdaq’s minimum bid price standard at that time, our market capitalization as of March 28, 2010 dropped to only approximately $4.4 million and our market float decreased considerably. Adverse market reaction to the split may have contributed to the decline in our market capitalization that we have recently experienced. Such reaction and reduced market float and sales volume may result in further material adverse impact to our market capitalization and the market price of our common stock. We may be required to conduct an additional reverse stock split in fiscal 2010 to maintain our Nasdaq listing and cannot assure you of the impact such reverse stock split will have on our market capitalization and market price of our common stock, if it were to occur.
          We have historically generated substantial losses, which, if continued, could make it difficult to fund our operations or successfully execute our business plan, and could adversely affect our stock price. Since our inception, we have generated net losses in most of our fiscal periods. We experienced a net loss of approximately $21.6 million for fiscal 2008, including the non-recurring charges associated with the retirement of $15 million of debt owed to Longview and Alpha as a result of the Optex Asset Sale. Had it not been for the gains from the Patent Sale and License, the deconsolidation of Optex due to its bankruptcy and a significant reduction of potential future pension expenses, we would have experienced a substantial net loss in fiscal 2009 as well. We experienced a net loss of approximately $5.1 million in our first half of fiscal 2010. We cannot assure you that we will be able to achieve or sustain profitability in the future. In addition, because we have significant expenses that are fixed or difficult to change rapidly, we generally are unable to reduce expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. We are dependent on support from subcontractors to meet our operating plans and susceptible to losses when such support is delayed. Such factors could cause us to continue to experience net losses in future periods, which will make it difficult to fund our operations and achieve our business plan, and could cause the market price of our common stock to decline.
          Our government-funded research and development business depends on a limited number of customers, and if any of these customers terminate or reduce their contracts with us, or if we cannot obtain additional government contracts in the future, our revenues will decline and our results of operations will be adversely affected. For fiscal 2009, approximately 33% of our total revenues were generated from research and development contracts with the U.S. Air Force and approximately 16% of our total revenues were generated from research and development contracts with the U.S. Army. For the first half of fiscal 2010, approximately 32%, 24% and 12% of our total revenues were generated from research and development contracts with classified U. S. government agencies, the U. S. Army and the U.S. Air Force, respectively. Although we ultimately plan to shift our focus to include the commercialization of our technology, we expect to continue to be dependent upon research and development contracts with federal agencies and their contractors for a substantial portion of our revenues for the foreseeable future. Our dependency on a few contract sources increases the risks of disruption in this area of our business or significant fluctuations in quarterly revenue, either of which could adversely affect our consolidated revenues and results of operations.
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
          If we are not able to commercialize our technology, we may not be able to increase our revenues or achieve or sustain profitability. Since commencing operations, we have developed technology, principally under government research contracts, for various defense-based applications. However, since our margins on government contracts are generally limited, and our revenues from such contracts are tied to government budget cycles and influenced by numerous political and economic factors beyond our control, and are subject to our ability to win additional contracts, our long-term prospects of realizing significant returns from our technology or achieving and maintaining profitability will likely also require penetration of commercial markets. In prior years, we have made significant investments to commercialize our technologies without significant success. These efforts included the purchase and later shut down of a manufacturing line co-located at an IBM facility, the formation of the Novalog, MSI, Silicon Film, RedHawk and iNetWorks subsidiaries and the development of various stacked-memory products intended for commercial markets in addition to military and aerospace applications. These investments have not resulted in consolidated profitability to date, other than the profit realized in fiscal 2009 largely from the significant gains described above, and a majority of our total revenues for fiscal 2008, fiscal 2009 and the first half of fiscal 2010 were still generated from governmental customers. Furthermore, the Optex Asset Sale has eliminated a substantial future contributor to our consolidated revenues.
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
          If we fail to scale our operations adequately, we may be unable to meet competitive challenges or exploit potential market opportunities, and our business could be materially and adversely affected. After giving effect to Optex as a discontinued operation, our consolidated total revenues in fiscal 2008, fiscal 2009 and the first half of fiscal 2010 were $16.7 million, $11.5 million and $5.9 million, respectively. In order to absorb the recurring expenses of a publicly reporting company and remain profitable, we will need to materially grow our consolidated total revenues and/or substantially reduce our operating expenses. Such challenges are expected to place a significant strain on our management personnel, infrastructure and resources. To implement our current business and product plans, we will need to expand, train, manage and motivate our workforce, and expand our operational and financial systems, as well as our manufacturing and service capabilities. All of these endeavors will require additional capital and substantial effort by our management. If we are unable to effectively manage changes in our operations, we may be unable to scale our business quickly enough to meet competitive challenges or exploit potential market opportunities, and our current or future business could be materially and adversely affected.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          None.
Item 3. Defaults Upon Senior Securities
          None.
Item 4. (Removed and Reserved)
Item 5. Other Information
          None.
Item 6. Exhibits
3.1	Certificate of Incorporation of the Company, as amended (1)

3.2	By-laws, as amended and currently in effect (2)

3.3	Certificate of Elimination of the Series B Convertible Cumulative Preferred Stock, Series C Convertible Cumulative Preferred Stock, Series D Convertible Preferred Stock and Series E Convertible Preferred Stock. (3)

3.4	Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series A-1 10% Cumulative Convertible Preferred Stock. (4)

3.5	Certificate of Amendment of Certificate of Incorporation to increase the authorized shares of the Corporation’s common stock and the authorized shares of the Corporation’s Preferred Stock (5)

3.6	Certificate of Amendment of Certificate of Incorporation to reclassify, change, and convert each ten (10) outstanding shares of the Corporation’s common stock into one (1) share of common stock (6)

3.7	Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series A-2 10% Cumulative Convertible Preferred Stock (7)

3.8	Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series B Convertible Preferred Stock (8)

3.9	Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series C Convertible Preferred Stock (13)

10.1	Longview consent and waiver extending default grace period relating to the judgment entered by the Court in the Looney lawsuit. (9)

10.2†	Teaming Agreement between Irvine Sensors Corporation and Optics 1, Inc.

10.3	Settlement and Release Agreement dated March 26, 2010 by and between Timothy Looney, Barbara Looney and TWL Group, L.P., on the one hand, and Irvine Sensors Corporation, John C. Carson and John J. Stuart, Jr., on the other hand. (10)

10.4	Agreement, Consent and Waiver dated April 9, 2010 by and between Irvine Sensors Corporation and Longview. (11)

10.5	Secured Promissory Note to Timothy Looney dated April 14, 2010. (12)

10.6†	Security Agreement to Timothy Looney dated April 14, 2010

10.7†	Intellectual Property Security Agreement to Timothy Looney dated April 14, 2010

10.8	Form of Subscription Agreement for Debenture Financing

10.9	Form of Unsecured Convertible Debenture

10.10	Form of Unsecured Non-Convertible Debenture

10.11	Form of Investor Common Stock Warrant for Debenture Financing

10.12	Form of Placement Agent Common Stock Warrant for Debenture Financing

10.13	Clarification dated April 27, 2010 between Irvine Sensors Corporation and Longview

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003

(2)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on September 21, 2007.

(3)	Incorporated by reference to Exhibit 3.3 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on April 18, 2008.

(4)	Incorporated by reference to Exhibit 3.4 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on April 18, 2008.

(5)	Incorporated by reference to Exhibit 3.5 to the Registrant’s Current Report on Form 8-K filed on August 27, 2008.

(6)	Incorporated by reference to Exhibit 3.6 to the Registrant’s Current Report on Form 8-K filed on August 27, 2008.

(7)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on March 24, 2009.

(8)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 1, 2009.

(9)	Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Quarterly Report on Form 10-Q as filed with the SEC on April 1, 2010.

(10)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 1, 2010.

(11)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 15, 2010.

(12)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 15, 2010.

(13)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 4, 2010

†	Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions were omitted from this exhibit and filed separately with the Securities and Exchange Commission.

     SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Irvine Sensors Corporation (Registrant)
Date: May 12, 2010	By:	/s/ John J. Stuart, Jr.
John J. Stuart, Jr.
Chief Financial Officer
(Principal Financial and Chief Accounting Officer)

Exhibit Index

3.1	Certificate of Incorporation of the Company, as amended (1)

3.2	By-laws, as amended and currently in effect (2)

3.3	Certificate of Elimination of the Series B Convertible Cumulative Preferred Stock, Series C Convertible Cumulative Preferred Stock, Series D Convertible Preferred Stock and Series E Convertible Preferred Stock. (3)

3.4	Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series A-1 10% Cumulative Convertible Preferred Stock. (4)

3.5	Certificate of Amendment of Certificate of Incorporation to increase the authorized shares of the Corporation’s common stock and the authorized shares of the Corporation’s Preferred Stock (5)

3.6	Certificate of Amendment of Certificate of Incorporation to reclassify, change, and convert each ten (10) outstanding shares of the Corporation’s common stock into one (1) share of common stock (6)

3.7	Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series A-2 10% Cumulative Convertible Preferred Stock (7)

3.8	Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series B Convertible Preferred Stock (8)

3.9	Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series C Convertible Preferred Stock (13)

10.1	Longview consent and waiver extending default grace period relating to the judgment entered by the Court in the Looney lawsuit. (9)

10.2†	Teaming Agreement between Irvine Sensors Corporation and Optics 1, Inc.

10.3	Settlement and Release Agreement dated March 26, 2010 by and between Timothy Looney, Barbara Looney and TWL Group, L.P., on the one hand, and Irvine Sensors Corporation, John C. Carson and John J. Stuart, Jr., on the other hand. (10)

10.4	Agreement, Consent and Waiver dated April 9, 2010 by and between Irvine Sensors Corporation and Longview. (11)

10.5	Secured Promissory Note to Timothy Looney dated April 14, 2010. (12)

10.6†	Security Agreement to Timothy Looney dated April 14, 2010

10.7†	Intellectual Property Security Agreement to Timothy Looney dated April 14, 2010

10.8	Form of Subscription Agreement for Debenture Financing

10.9	Form of Unsecured Convertible Debenture

10.10	Form of Unsecured Non-Convertible Debenture

10.11	Form of Investor Common Stock Warrant for Debenture Financing

10.11	Form of Placement Agent Common Stock Warrant for Debenture Financing

10.13	Clarification dated April 27, 2010 between Irvine Sensors Corporation and Longview

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003

(2)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on September 21, 2007.

(3)	Incorporated by reference to Exhibit 3.3 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on April 18, 2008.

(4)	Incorporated by reference to Exhibit 3.4 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on April 18, 2008.

(5)	Incorporated by reference to Exhibit 3.5 to the Registrant’s Current Report on Form 8-K filed on August 27, 2008.

(6)	Incorporated by reference to Exhibit 3.6 to the Registrant’s Current Report on Form 8-K filed on August 27, 2008.

(7)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on March 24, 2009.

(8)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 1, 2009.

(9)	Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Quarterly Report on Form 10-Q as filed with the SEC on April 1, 2010.

(10)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 1, 2010.

(11)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 15, 2010.

(12)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 15, 2010.

(13)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 4, 2010

†	Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions were omitted from this exhibit and filed separately with the Securities and Exchange Commission.