Form 10-Q
period 2010-06-27
IRVINE SENSORS CORP/DE/
filed 2010-08-11
CIK 357108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 6, 2010, there were 28,744,644 shares of common stock outstanding.

IRVINE SENSORS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL PERIOD ENDED JUNE 27, 2010
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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
IRVINE SENSORS CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 27, 2010
	(Unaudited)	September 27, 2009
Assets
Current assets:
Cash and cash equivalents	$154,900	$125,700
Accounts receivable, net of allowance for doubtful accounts of $15,000 and $15,000, respectively	1,730,100	1,396,300
Unbilled revenues on uncompleted contracts	710,900	885,300
Inventory, net	824,900	441,100
Prepaid expenses and other current assets	225,200	53,200

Total current assets	3,646,000	2,901,600
Property and equipment, net (including construction in process of $806,000 and $35,000, respectively)	2,684,000	2,845,200
Intangible assets, net	35,500	67,300
Deferred financing costs	414,000	—
Deposits	87,400	37,500

Total assets	$6,866,900	$5,851,600

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$4,243,500	$3,427,100
Accrued expenses	4,238,100	3,730,800
Accrued estimated loss on contracts	15,000	—
Advance billings on uncompleted contracts	301,000	249,600
Advances against accounts receivable	604,800	985,800
Deferred revenue	155,400	180,000
Restructured debt, net of debt discounts	163,100	188,400
Promissory note payable — related party	—	400,000
Secured promissory note, current portion	159,000	—
Debentures, net of debt discounts	1,638,700	—
Capital lease obligations	—	11,200

Total current liabilities	11,518,600	9,172,900
Secured promissory note	2,341,000	—
Executive Salary Continuation Plan liability	875,000	1,057,600

Total liabilities	14,734,600	10,230,500

Commitments and contingencies (Note 10)
Stockholders’ deficit:
Convertible Preferred stock, $0.01 par value, 1,000,000 and 1,000,000 shares authorized, respectively;	600	1,200
Series A-1 — 12,200 (unaudited) and 99,900 shares issued and outstanding, respectively (1); liquidation preference of $410,800 (unaudited) and $3,586,200, respectively;
Series A-2 — 22,500 (unaudited) and 25,000 shares issued and outstanding, respectively (1); liquidation preference of $908,700 (unaudited) and $1,043,500, respectively;
Series B — 1,900 (unaudited) and 0 shares issued and outstanding, respectively (1); liquidation preference of $1,561,600 (unaudited) and $0, respectively
Series C — 27,500 (unaudited) and 0 shares issued and outstanding, respectively (1); liquidation preference of $825,000 (unaudited) and $0, respectively
Common stock, $0.01 par value, 150,000,000 and 150,000,000 shares authorized, respectively; 24,570,500 and 9,694,500 shares issued and outstanding, respectively (1)	245,700	96,900
Prepaid stock-based compensation	(347,000)	—
Common stock held by Rabbi Trust	(1,169,600)	(1,169,600)
Deferred compensation liability	1,169,600	1,169,600
Paid-in capital	164,309,900	162,497,700
Accumulated deficit	(172,401,300)	(167,299,100)

Irvine Sensors Corporation stockholders’ deficit	(8,192,100)	(4,703,300)
Noncontrolling interest	324,400	324,400

Total stockholders’ deficit	(7,867,700)	(4,378,900)

Total liabilities and stockholders’ deficit	$6,866,900	$5,851,600

(1)	The number of shares of preferred stock and common stock issued and outstanding have been rounded to the nearest one hundred (100).
See Accompanying Condensed Notes to Consolidated Financial Statements.

IRVINE SENSORS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Revenues:
Contract research and development revenue	$2,171,000	$2,508,500	$6,944,700	$7,247,000
Product sales	1,402,800	262,700	2,550,200	1,099,400
Other revenue	2,300	3,300	12,800	12,800

Total revenues	3,576,100	2,774,500	9,507,700	8,359,200

Cost and expenses:
Cost of contract research and development revenue	1,565,300	1,705,200	5,070,200	5,651,100
Cost of product sales	1,335,500	323,000	2,442,800	1,110,800
General and administrative expense	1,565,100	2,862,500	4,693,100	6,982,200
Research and development expense	655,200	531,300	2,011,400	1,318,000

Total costs and expenses	5,121,100	5,422,000	14,217,500	15,062,100
Gain on sale or disposal of assets	100	8,000	12,600	8,640,800

Income (loss) from operations	(1,544,900)	(2,639,500)	(4,697,200)	1,937,900
Interest expense	(636,500)	(218,400)	(882,600)	(1,458,100)
Provision for litigation judgment	—	—	(20,200)	—
Litigation settlement expense	(450,000)	—	(2,270,700)	—
Change in fair value of derivative instrument	7,000	—	67,000	—
Interest and other income (expense)	(1,000)	5,000	(1,300)	51,700

Income (loss) from continuing operations before benefit (provision) for income taxes	(2,625,400)	(2,852,900)	(7,805,000)	531,500
Benefit (provision) for income taxes	—	308,000	43,300	(121,000)

Income (loss) from continuing operations	(2,625,400)	(2,544,900)	(7,761,700)	410,500
Discontinued operations:
Income from discontinued operations	—	—	—	58,400

Net income (loss)	(2,625,400)	(2,544,900)	(7,761,700)	468,900
Add net income attributable to noncontrolling interests in subsidiary	—	—	—	100

Net income (loss) attributable to Company	$(2,625,400)	$(2,544,900)	$(7,761,700)	$469,000

Basic net income (loss) per common share information:
From continuing operations attributable to Company	$(0.15)	$(0.35)	$(0.66)	$0.01
From discontinued operations attributable to Company	—	—	—	0.01

Basic net income (loss) attributable to Company per common share	$(0.15)	$(0.35)	$(0.66)	$0.02

Diluted net income (loss) per common share information:
From continuing operations attributable to Company	$(0.15)	$(0.35)	$(0.66)	$0.01
From discontinued operations attributable to Company	—	—	—	0.01

Diluted net income (loss) attributable to Company per common share	$(0.15)	$(0.35)	$(0.66)	$0.02

Weighted average number of common shares outstanding — basic	17,302,800	7,708,400	13,932,100	6,257,000

Weighted average number of common shares outstanding — diluted	17,302,800	7,708,400	13,932,100	6,259,500

See Accompanying Condensed Notes to Consolidated Financial Statements.

IRVINE SENSORS CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

									Common
	Series A-1 and A-2		Series B		Series C				Stock
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Warrants	Prepaid				Total
	Shares Issued (1)		Shares Issued (1)		Shares Issued (1)		Shares Issued (1)		Issued (1)	Stock-Based	Paid-in	Accumulated	Noncontrolling	Stockholders’
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Compensation	Capital	Deficit	Interest	Equity (Deficit)
Balance at September 28, 2008	126,000	$1,300	—	$—	—	$—	3,557,200	$35,600	717,900	$—	$159,717,800	$(168,213,900)	$411,600	$(8,047,600)
Common stock issued to employee retirement plan	—	—	—	—	—	—	1,785,700	17,900	—	(750,000)	732,100	—	—	—
Common stock issued to pay operating expenses	—	—	—	—	—	—	339,800	3,400	—	—	129,700	—	—	133,100
Common stock issued to investment banking firm	—	—	—	—	—	—	315,000	3,100	—	—	122,400	—	—	125,500
Common stock issued to purchasers of debt	—	—	—	—	—	—	575,600	5,800	—	—	244,200	—	—	250,000
Stock-based compensation expense — vested stock	—	—	—	—	—	—	1,600	—	—	—	600	—	—	600
Common stock warrants issued to investment banking firm	—	—	—	—	—	—	—	—	299,300	—	92,100	—	—	92,100
Additional common stock warrants issued under anti-dilution provisions	—	—	—	—	—	—	—	—	504,000	—	—	—	—	—
Common stock warrants expired	—	—	—	—	—	—	—	—	(59,900)	—	—	—	—	—
Stock-based compensation expense — options	—	—	—	—	—	—	—	—	—	—	27,900	—	—	27,900
Preferred stock issued to retire debt	25,000	300	—	—	—	—	—	—	—	—	999,700	—	—	1,000,000
Common stock issued upon conversion of preferred stock	(26,100)	(400)	—	—	—	—	1,956,300	19,600	—	—	(19,200)	—	—	—
Common stock issued to convert debt	—	—	—	—	—	—	1,089,000	10,800	—	—	337,600	—	—	348,400
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	—	—	—	113,500	—	—	113,500
Issuance of nonvested stock, net	—	—	—	—	—	—	74,300	700	—	—	(700)	—	—	—
Amortization of employee retirement plan contributions	—	—	—	—	—	—	—	—	—	750,000	—	—	—	750,000
Optex minority interest												—	(87,100)	(87,100)
Net income	—	—	—	—	—	—	—	—	—	—	—	914,800	(100)	914,700

Balance at September 27, 2009	124,900	1,200	—	—	—	—	9,694,500	96,900	1,461,300	—	162,497,700	(167,299,100)	324,400	(4,378,900)
Cumulative-effect adjustment of adopting ASC 815-40	—	—	—	—	—	—	—	—	—	—	(4,230,000)	4,130,500	—	(99,500)
Common stock issued to employee retirement plan	—	—	—	—	—	—	2,673,800	26,700	—	(750,000)	723,300	—	—	—
Sale of preferred stock, net of financing costs and value assigned to warrants issued to investors	—	—	3,500	—	—	—	—	—	—	—	1,307,900	—		1,307,900
Issuance of preferred stock as litigation settlement expense	—	—	—	—	27,500	300	—	—	—	—	824,700	—		825,000
Common stock warrants issued to preferred stock investors	—	—	—	—	—	—	—	—	2,094,000	—	424,000	—	—	424,000
Sale of common stock units	—	—	—	—	—	—	1,902,200	19,000	627,700	—	284,300	—	—	303,300
Common stock issued to pay interest	—	—	—	—	—	—	346,800	3,500	—	—	135,300	—	—	138,800
Deemed dividend of beneficial conversion feature of preferred stock issuance	—	—	—	—	—	—	—	—	—	—	1,471,000	(1,471,000)	—	—
Common stock issued upon conversion of preferred stock	(90,200)	(900)	(1,600)	—	—	—	9,949,800	99,500	—	—	(98,600)	—	—	—
Stock-based compensation expense — vested stock	—	—	—	—	—	—	1,800	100	—	—	500	—	—	600
Beneficial conversion feature of debentures	—	—	—	—	—	—	—	—	—	—	102,200	—	—	102,200
Common stock warrants issued to debenture investors	—	—	—	—	—	—	—	—	860,000	—	163,500	—	—	163,500
Common stock warrants issued to investment banking firm	—	—	—	—	—	—	—	—	2,244,100	—	643,800	—	—	643,800
Common stock warrants expired	—	—	—	—	—	—	—	—	(1,477,500)	—	—	—	—	—
Additional common stock warrants issued under anti-dilution provisions	—	—	—	—	—	—	—	—	715,500	—	—	—	—	—
Issuance of nonvested stock, net	—	—	—	—	—	—	1,600	—	—	—	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	—	—	—	57,200	—	—	57,200
Amortization of employee retirement plan contributions	—	—	—	—	—	—	—	—	—	403,000	—	—	—	403,000
Stock-based compensation expense — options	—	—	—	—	—	—	—	—	—	—	3,100	—	—	3,100
Net loss	—	—	—	—	—	—	—	—	—	—	—	(7,761,700)	—	(7,761,700)

Balance at June 27, 2010 (Unaudited)	34,700	$300	1,900	$—	27,500	$300	24,570,500	$245,700	6,525,100	$(347,000)	$164,309,900	$(172,401,300)	$324,400	$(7,867,700)

(1)	Amounts of preferred stock, common stock and warrants issued have been rounded to nearest one hundred (100).
See Accompanying Condensed Notes to Consolidated Financial Statements.

IRVINE SENSORS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 Weeks Ended
	June 27, 2010	June 28, 2009
Cash flows from operating activities:
Net income (loss)	$(7,761,700)	$469,000
Add back income from discontinued operations	—	(58,400)

Income (loss) from continuing operations	(7,761,700)	410,600
Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities:
Depreciation and amortization	1,002,900	1,398,600
Provision for allowance for inventory valuation	148,900	121,000
Non-cash interest expense	343,900	829,200
Non-cash employee retirement plan contributions	403,000	562,500
Non-cash litigation settlement	2,270,700	—
Gain on sales or disposal of assets	(12,600)	(8,640,800)
Change in fair value of derivative instrument	(67,000)	—
Net loss attributable to noncontrolling interests	—	(100)
Common stock issued to pay operating expenses	—	503,000
Non-cash stock-based compensation	60,900	112,900
Increase in accounts receivable	(333,800)	(349,300)
Decrease in unbilled revenues on uncompleted contracts	174,400	680,400
Increase in inventory	(532,700)	(349,700)
Increase in prepaid expenses and other current assets	(53,000)	(105,900)
Increase (decrease) in other assets	(49,900)	63,500
Increase (decrease) in accounts payable and accrued expenses	2,084,400	(2,678,800)
Increase (decrease) in accrued estimated loss on contracts	15,000	(144,500)
Decrease in Executive Salary Continuation Plan liability	(182,600)	(93,200)
Increase in advance billings on uncompleted contracts	51,400	133,100
Decrease in deferred revenue	(24,600)	(115,000)

Net cash used in operating activities	(2,462,400)	(7,662,500)

Cash flows from investing activities:
Property and equipment expenditures	(781,800)	(62,500)
Gross proceeds from sales of fixed assets and intangibles	12,500	9,500,000
Transfer of fixed asset from contract expense	(28,000)	(43,000)
Acquisition and costs related to patents	—	(145,500)
Increase in restricted cash	—	(4,600)

Net cash provided by (used in) investing activities	(797,300)	9,244,400

Cash flows from financing activities:
Proceeds from sale of preferred stock	2,049,500	—
Principal payments of notes payable	(25,300)	(3,063,700)
Proceeds from senior promissory notes	—	1,000,000
Proceeds from sale of debenture units	1,651,300	—
Proceeds from sale of common stock units	303,300	—
Debt issuance costs paid	(297,700)	(227,000)
Proceeds from (decrease in) advances against accounts receivable	(381,000)	448,200
Principal payments of capital leases	(11,200)	(23,300)

Net cash provided by (used in) financing activities	3,288,900	(1,865,800)

Cash flows from discontinued operations:
Net cash used in operating activities	—	(275,000)

Net increase (decrease) in cash and cash equivalents	29,200	(558,900)
Cash and cash equivalents at beginning of period	125,700	638,600

Cash and cash equivalents at end of period	$154,900	$79,700

Non-cash investing and financing activities:
Conversion of preferred stock to common stock	$4,292,200	$—
Issuance of warrants to investment banking firm	$643,800	$—
Debt conversion to common stock	—	$330,000
Interest conversion to common stock	$138,800	$18,500
Debt conversion to preferred stock	—	$1,000,000
Supplemental cash flow information:
Cash paid for interest	$305,800	$283,600
Cash paid for income taxes	$7,700	$91,700
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
The consolidated financial information for the 13-week and 39-week periods ended June 27, 2010 and June 28, 2009 included herein is unaudited but includes all normal recurring adjustments which, in the opinion of management of the Company, are necessary to present fairly the consolidated financial position of the Company at June 27, 2010, and the results of its operations and its cash flows for the 13-week and 39-week periods ended June 27, 2010 and June 28, 2009.
On October 14, 2008, substantially all of the assets of Optex Systems, Inc., a Texas corporation (“Optex”) and a wholly-owned subsidiary of ISC, were sold pursuant to a UCC public foreclosure sale (the “Optex Asset Sale”). The Optex Asset Sale was completed as contemplated by a binding Memorandum of Understanding for Settlement and Debt Conversion Agreement dated September 19, 2008 (the “MOU”) between the Company and its senior lenders, Longview Fund, L.P. (“Longview”) and Alpha Capital Anstalt (“Alpha”). Longview and Alpha are sometimes collectively referred to as the “Lenders.” As agreed to in the MOU, Optex Systems, Inc., a Delaware corporation controlled by the Lenders (“Optex-Delaware”), credit bid $15 million in this UCC public foreclosure sale, and its offer was the winning bid. As a result, $15 million of the Company’s aggregate indebtedness to the Lenders was extinguished. All of the Company’s financial statements and notes and schedules thereto give effect to this event and report Optex as a discontinued operation for both the current and prior fiscal periods. Optex filed a voluntary petition for relief under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of California in September 2009 (the “Optex bankruptcy”). None of the Company’s subsidiaries accounted for more than 10% of the Company’s total assets at June 27, 2010 or had separate employees or facilities at such date.
The consolidated financial information as of September 27, 2009 included herein has been derived from the Company’s audited consolidated financial statements as of, and for the fiscal year ended, September 27, 2009.

Description of Business
The Company is a vision systems company enabled by technology for three-dimensional packaging of electronics and manufacturing of electro-optical products. The Company designs, develops, manufactures and sells vision systems, miniaturized electronic products and higher level systems incorporating such products for defense, security and commercial applications. The Company also performs customer-funded contract research and development related to these systems and products, mostly for U.S. government customers or prime contractors. Most of the Company’s historical business relates to application of its technologies for stacking either packaged or unpackaged semiconductors into more compact three-dimensional forms, which the Company believes offer volume, power, weight and operational advantages over competing packaging approaches, and which the Company believes allows it to offer higher level products with unique operational features. The Company has recently introduced certain higher level products in the fields of thermal imaging cores, unmanned surveillance aircraft and high speed processing that take advantage of the Company’s packaging technologies.
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
Fiscal Periods. The Company’s fiscal year ends on the Sunday nearest September 30. Fiscal 2009 ended on September 27, 2009 and included 52 weeks. The fiscal year ending October 3, 2010 (“fiscal 2010”) will include 53 weeks. The Company’s first three quarters of fiscal 2010 was the 39-week period ended June 27, 2010.
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
In June 2008, the FASB ratified guidance issued by the Emerging Issue Task Force (“EITF”) as codified in ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity (previously EITF Issue No. 07-05, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock). ASC 815-40 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. ASC 815-40 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the ASC 815-10 scope exception. ASC 815-40 is effective for fiscal years beginning after December 15, 2008, which for the Company is fiscal 2010, and early adoption was not permitted. Pursuant to ASC 815-40, the Company was required to reclassify certain warrants from equity to liabilities, which resulted in a cumulative effect adjustment of approximately $4,230,000 to reduce paid-in capital for the original allocated value recorded for these affected warrants, a corresponding reduction in accumulated deficit of $4,230,000 and recording of the fair market value of the warrant derivative liability of $99,500 effective September 28, 2009, the first day of fiscal 2010. The fair market value of the warrant derivative liability was re-measured at June 27, 2010 and adjusted to report the change in fair value, which was $7,000 and $67,000 for the 13 weeks and 39 weeks ended June 27, 2010, respectively. The warrant derivative liability is included in accrued expenses on the consolidated balance sheet.
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
In February 2010, the FASB issued ASU 2010-09, Subsequent Events — Amendments to Certain Recognition and Disclosure Requirements, which no longer requires entities that file or furnish financial statements with the SEC to disclose the date through which subsequent events have been evaluated in originally issued and reissued financial statements. Other entities would continue to be required to disclose the date through which subsequent events have been evaluated; however, disclosures about the date through which subsequent events have been evaluated in reissued financial statements would be required only in financial statements revised because of an error correction or retrospective application of GAAP. This consensus is effective upon issuance. The Company’s adoption of ASU 2010-09 had no financial statement impact.

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
Note 2 — Going Concern
These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company generated significant net losses in fiscal years prior to fiscal 2009. In fiscal 2009, the Company generated net income of $914,800, but this was primarily attributable to the approximately $8.6 million of aggregate non-recurring gains realized by the Company’s sale of patent assets and substantial gains on the elimination of consolidated debt and reduction in pension liability. In the first three quarters of fiscal 2010, the 39-week period ended June 27, 2010, the Company had a net loss of $7,761,700.
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
As of June 27, 2010, the Company also had negative working capital and stockholders’ deficit of approximately $7.9 million and $7.9 million, respectively. As of June 27, 2010, the Company also had a litigation judgment pending, for which the Company has recorded expected expenses of approximately $1.2 million. (See Note 10).
Management is focused on managing costs in line with estimated total revenues for the balance of fiscal 2010 and beyond, including contingencies for cost reductions if projected revenues are not fully realized. However, there can be no assurance that anticipated revenues will be realized or that the Company will be able to successfully implement its plans. Accordingly, the Company anticipates that it will need to raise additional funds to meet its continuing obligations in the near future and may incur additional future losses.

The Company’s common stock has traded below the $1.00 per share minimum continued listing criterion of the Nasdaq Capital Market for substantial periods of time recently. On September 15, 2009, the Company received a written notice from Nasdaq of its lack of compliance with this requirement and was given until March 15, 2010 to regain compliance. On March 19, 2010, the Company received a notice from Nasdaq that it had not regained compliance with respect to this listing criterion and that the Company’s common stock was subject to delisting. The Company appealed this notice and requested a hearing from a Nasdaq Hearings Panel (the “Panel”) to present a revised plan of compliance and to seek an extension of time to implement said plan. This hearing was held on May 6, 2010, and on June 8, 2010, the Company received a notice from Nasdaq that it had been granted an extension to evidence a closing bid price for its common stock of $1.00 per share or more for a minimum of ten consecutive trading days on or before September 13, 2010. To this end, the Company sought and obtained stockholder approval on July 28, 2010 to effectuate a reverse stock split in a ratio that the Company believes is sufficient to meet the $1.00 bid price requirement for continued listing. However, there can be no assurance that the Company will implement such authority, or if implemented, that the Company will be able to comply with the minimum $1.00 per share trading rule or other Nasdaq requirements for listing maintenance and be able to maintain its listing on the Nasdaq Capital Market. Delisting from the Nasdaq Capital Market for any present or future noncompliance with Nasdaq’s listing requirements could significantly limit the Company’s ability to raise capital and adversely impact the price of and market for the Company’s common stock. If the Company requires additional financing to meet its working capital needs, there can be no assurance that suitable financing will be available on acceptable terms, on a timely basis, or at all.
The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.
Note 3 — Settlement of Litigation
Timothy Looney, Barbara Looney and TWL Group, L.P. (collectively, “Looney”), on the one hand, and the Company and its Chief Executive Officer, John C. Carson and its Chief Financial Officer, John J. Stuart, Jr., on the other hand, had been engaged in litigation since January 2008 regarding the acquisition of Optex and related matters. In March 2010, the Company and Messrs. Carson and Stuart entered into a Settlement and Release Agreement with Looney pursuant to which the Company and Messrs. Carson and Stuart, on the one hand, and Looney, on the other hand, settled and released all claims and agreed to dismiss all litigation against each other relating to the Company’s acquisition of Optex in December 2005 and various transactions related thereto (the “Looney Settlement Agreement”).
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

The effectiveness of the Looney Settlement Agreement was conditioned upon the Company’s receipt of consents from Summit and Longview. The Company obtained said consents, and the Looney Settlement Agreement was effective as of March 26, 2010. As one of the conditions of obtaining the Longview consent, the Company agreed to issue Longview equity securities with a value of $825,000 (the “Waiver Securities”) in consideration for Longview’s waiver of potential future entitlement to all accumulated, but undeclared and unpaid, dividends on the Company’s Series A-1 10% Cumulative Convertible Preferred Stock (the “Series A-1 Stock”) and the Company’s Series A-2 10% Cumulative Convertible Preferred Stock (the “Series A-2 Stock”) held by Longview from the respective dates of issuance of the Series A-1 Stock and the Series A-2 Stock through July 15, 2010. The amount of said accumulated, but undeclared and unpaid dividends through July 15, 2010 was estimated to be approximately equal to the value of the Waiver Securities. The Waiver Securities were issued to Longview on April 30, 2010 in the form of 27,500 shares of the Company’s newly created Series C Convertible Preferred Stock (the “Series C Stock”). (See Note 5).
As another condition for Longview’s consent for the Looney Settlement Agreement, the Company and Longview agreed that if the Company did not arrange for a third-party investor to purchase Longview’s holdings of the Company’s Series A-1 Stock and Series A-2 Stock on or before July 15, 2010 (the “Buyout”), the Company would be obligated to issue to Longview (a) non-voting equity securities, with terms junior to the Company’s Series B Convertible Preferred Stock (the “Series B Stock”), convertible into 1,000,000 shares of the Company’s common stock (the “Contingent Securities”) and (b) a two-year warrant to purchase 1,000,000 shares of the Company’s common stock at an exercise price per share of $0.30 (the “Contingent Warrant”). The terms of the Contingent Securities and the Contingent Warrant were mutually agreed upon by the parties such that the Contingent Securities were to consist of 10,000 shares of the Company’s Series C Stock convertible into 1,000,000 shares of the Company’s common stock, subject to receipt of stockholder approval for such issuance if required by Nasdaq. The Buyout did not occur on or before July 15, 2010, and stockholder approval for the issuance of the Contingent Securities in the form of Series C Stock was obtained on July 28, 2010. Accordingly, the Contingent Securities and Contingent Warrant were issued to Longview in August 2010. (See Note 11.)
The Company recorded the $2.5 million Secured Promissory Note in its consolidated financial statements for the 39-week period ended June 27, 2010 and extinguished $1,504,300 of previously recorded accrued expenses for litigation judgments related to these matters. The Company also recorded an expense of $825,000 for the issuance of the Waiver Securities in the 39-week period ended June 27, 2010. The Company also recorded a $450,000 expense for the obligation to issue the Contingent Securities and the Contingent Warrant in the 13-week and 39-week periods ended June 27, 2010. The net effect was a litigation settlement expense of $450,000 and $2,270,700 recorded in the 13-week and 39-week periods ended June 27, 2010, respectively.
Note 4 — Debt Instruments
Restructured Debt, Net of Debt Discounts
The restructured debt, net of debt discounts, consists of the remainder of a secured promissory note payable to Longview originally entered into by the Company in July 2007, initially with a six-month term, under a secured promissory note (the “Longview Note”) with a $2.0 million principal due initially. The principal amount of the Longview Note was automatically increased by $100,000 on August 15, 2007, when the Company elected not to exercise an early payment feature of the Longview Note. In connection with the Optex Asset Sale in October 2008, approximately $1,651,100 of the principal balance of the Longview Note was retired. In March 2009, $260,500 of the then outstanding principal balance of the Longview Note was repaid from proceeds of the Company’s sale of patents, resulting in an outstanding principal balance of the Longview Note of $188,400 at September 27, 2009. In March 2010, $25,300 of the then outstanding principal balance of the Longview Note was repaid from proceeds of the Debenture Private Placement (described more fully below), resulting in an outstanding principal balance of the Longview Note of $163,100 at June 27, 2010.

Note Payable — Related Party
In December 2006, in consideration for amendments to the Stock Purchase Agreement, the Buyer Option Agreement and the Escrow Agreement with Timothy Looney initially entered into on December 30, 2005 for the acquisition of Optex, the Company issued an unsecured subordinated promissory note to Mr. Looney in the original principal amount of $400,000, bearing interest at a rate of 11% per annum. The principal and accrued interest under this note was due and payable in full to Mr. Looney on December 29, 2007. The Company had recorded the principal and accrued interest amount of this note in its consolidated balance sheets at September 27, 2009 as a current liability. At June 27, 2010, this note had been extinguished as a result of the Looney Settlement Agreement.
Debentures
In March 2010, the Company sold and issued to 55 accredited investors (the “Debenture Investors”) an aggregate of 275.22 convertible debenture units (the “Debenture Units”) at a purchase price of $6,000 per Unit (the “Debenture Unit Price”) in two closings of a private placement (the “Debenture Private Placement”). The $1,651,300 aggregate purchase price for these Debenture Units was paid in cash to the Company.
Each Debenture Unit was comprised of (i) one one-year, unsecured convertible debenture with a principal repayment obligation of $5,000 (the “Convertible Debenture”) that is convertible at the election of the holder into shares of the Company’s common stock at a conversion price of $0.40 per share (the “Principal Conversion Shares”); (ii) one one-year, unsecured non-convertible debenture with a principal repayment obligation of $5,000 that is not convertible into common stock (the “Non-Convertible Debenture” and, together with the Convertible Debenture, the “Debentures”); and (iii) a five-year warrant to purchase 3,125 shares of the Company’s common stock (the “Debenture Investor Warrant”). The conversion price applicable to the Debentures and the exercise price applicable to the Debenture Investor Warrants is $0.40 per share.
The Debentures bear simple interest at a rate of 20% per annum. Interest on the Debentures accrues and is payable quarterly in arrears and is convertible at the election of the Company into shares of common stock at a conversion price of $0.40 per share. In the 13-week and 39-week periods ended June 27, 2010, interest in the amount of $138,800 was converted into 346,800 shares of common stock. (See Note 5). The conversion price of the Debentures is subject to adjustment for stock splits, stock dividends, recapitalizations and the like. Any unpaid and unconverted principal amount of the Debentures may be repaid in cash prior to maturity at 110% of such principal amount. The amounts owing under the Debentures may be accelerated upon the occurrence of certain events of default as set forth in the Debentures.
If all interest on the Debentures is converted into shares of common stock and the Convertible Debentures are held to maturity and then converted, the total number of shares of Common Stock issuable upon conversion of the principal and interest under the Debentures at the conversion price is 4,816,300 in the aggregate. The total number of shares of common stock issuable upon exercise of the Debenture Investor Warrants at the exercise price of $0.40 per share is 860,000 in the aggregate.
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

The $1,651,000 of aggregate gross proceeds received by the Company in the Debenture Private Placement, comprised of the aggregate principal value of $2,752,200 of the Debentures, net of a corresponding original issue discount of $1,101,000, was allocated to the individual components comprising the Debenture Unit on a relative fair value basis. This resulted in approximately $163,000 allocated to the five year investor warrants and approximately $1,488,000 allocated to the Debentures. In addition, because the effective conversion price of the Convertible Debentures was below the current trading price of the Company’s common shares at the date of issuance, the Company recorded a BCF of approximately $102,200. The value of the warrants and the BCF have been recorded as additional paid in capital in the accompanying consolidated financial statements.
Secured Promissory Note
The Secured Promissory Note issued by the Company as a result of the Looney Settlement Agreement bears simple interest at a rate per annum of 10% of the outstanding principal balance and is secured by substantially all of the assets of the Company (the “Collateral”) pursuant to the terms and conditions of the Security Agreements, but such security interests are subject to and subordinate to the existing perfected security interests and liens of the Company’s senior creditors, Summit and Longview. The Secured Promissory Note requires the Company to remit graduated monthly installment payments over a 27-month period to Mr. Looney beginning with a payment of $8,000 in May 2010 and ending with a payment of $300,000 in June 2012. All such payments are applied first to unpaid interest and then to outstanding principal. Scheduled payments through April 2011 apply only to interest. A final payment of the remaining unpaid principal and interest under the Secured Promissory Note is due and payable in July 2012. Past due payments will bear simple interest at a rate per annum of 18%. In the event the Company prepays all amounts owing under the Secured Promissory Note within eighteen months after April 9, 2010, the $50,000 cash payment made to Mr. Looney pursuant to the Looney Settlement Agreement will either be returned to the Company or deducted from the final payment due on the Secured Promissory Note. The $50,000 cash payment is recorded as a prepaid charge on the consolidated balance sheet as of June 27, 2010.
Note 5 — Common Stock and Common Stock Warrants, Preferred Stock, Stock Incentive Plans, Employee Retirement Plan and Deferred Compensation Plans
During the 39-week period ended June 27, 2010, the Company issued an aggregate of 14,876,000 shares of common stock, net of the forfeiture of 9,700 shares of nonvested stock, with an aggregate valuation of $5,561,700, in both cash and non-cash transactions.
Cash Common Stock Transactions. In June 2010, the Company sold and issued to 18 accredited investors (the “Common Stock Investors”) an aggregate of 19,022.47 common stock units (the “Common Stock Units”) at a purchase price of $20.025 per Common Stock Unit (the “Common Stock Unit Price”) in an initial closing of a private placement (the “Common Stock Private Placement”). The Common Stock Unit Price was equal to 100 shares of the Company’s Common Stock multiplied by 75% of the last consolidated closing bid price of the Company’s Common Stock as determined in accordance with Nasdaq rules immediately preceding the Company entering into binding subscription agreements with the Common Stock Investors. The approximate $380,900 aggregate purchase price for these Common Stock Units was paid in cash to the Company. There was a second closing of the Common Stock Private Placement subsequent to June 27, 2010. (See Note 11.)

Each Common Stock Unit is comprised of (i) 100 shares of the Company’s Common Stock (the “Shares”) and (ii) a five-year warrant to purchase 20 shares of the Company’s Common Stock (the “Common Stock Investor Warrants”). The exercise price applicable to the Common Stock Investor Warrants is $0.32 per share, which was greater than the last consolidated closing bid price of the Company’s Common Stock as determined in accordance with Nasdaq rules immediately preceding the Company entering into the binding subscription agreements with the Investors.
A total of approximately 1,902,200 Shares were issued in the Common Stock Private Placement, and the total number of shares of Common Stock issuable upon exercise of the Common Stock Investor Warrants at the exercise price is approximately 380,400 in the aggregate.
In consideration for services rendered as the lead placement agent in the Common Stock Private Placement, the Company paid the placement agent cash commissions, a management fee and an expense allowance fee aggregating approximately $49,500, which represents 13% of the gross proceeds of the initial closing of the Common Stock Private Placement, the Company paid the placement agent an expense reimbursement of $5,000, and the Company issued to the placement agent a five-year warrant to purchase an aggregate of approximately 247,300 shares of the Company’s Common Stock at an exercise price of $0.32 per share (the “Common Stock Agent Warrant”), which was greater than the last consolidated closing bid price of the Company’s Common Stock as determined in accordance with Nasdaq rules immediately preceding the Company entering into such warrant.
Non-Cash Common Stock Transactions. During the 39-week period ended June 27, 2010, the Company issued an aggregate of 12,973,700 shares of common stock, net of the forfeiture of 9,700 shares of nonvested stock, with an aggregate valuation of $5,180,800, net of forfeitures, in the following non-cash transactions: (i) an aggregate of 6,580,700 shares of common stock of the Company were issued in various transactions in exchange for conversion and cancellation of $2,632,300 of the stated value of the Company’s Series A-1 Stock; (ii) 245,900 shares of common stock of the Company were issued in exchange for conversion and cancellation of $98,400 of the stated value of the Company’s Series A-2 Stock; (iii) an aggregate of 3,123,100 shares of common stock of the Company were issued in various transactions in exchange for conversion and cancellation of $1,561,600 of the stated value of the Company’s Series B Stock; (iv) after giving effect to the forfeiture of 9,700 shares of nonvested stock, there was a net increase of 3,400 shares and a net expense decrease of $300 associated with issuance of common stock to employees as compensation for services rendered; (v) 2,673,800 shares of common stock of the Company were issued to effectuate $750,000 of non-cash contributions by the Company to the Company’s employee retirement plan, the Cash or Deferred & Stock Bonus Plan (“ESBP”), for fiscal 2010, $403,000 of which has been recognized as expense in the 39-week period ended June 27, 2010 and the balance of which is reflected as a deferred expense expected to be realized in the fourth quarter of fiscal 2010; and (vi) 346,800 shares of common stock of the Company were issued to pay interest in the amount of $138,800 on the Company’s Debentures pursuant their terms. (See Note 4).
Common Stock Warrants. In the 39-week period ended June 27, 2010, the Company issued a five-year warrant to purchase 907,400 shares of common stock at an exercise price of $0.55 per share to its investment banking firm as partial consideration for services rendered in the private placement of a preferred stock unit financing, as discussed below. As an element of that financing, the Company issued five-year warrants to the investors, valued at $424,000 pursuant to the Black-Scholes model, to purchase an aggregate of 2,094,000 shares of common stock at an exercise price of $0.55 per share. In the 39-week period ended June 27, 2010, the Company also issued a five-year warrant to purchase 350,000 shares of the Company’s common stock at an exercise price of $0.44 per share to its investment banking firm for a one-year extension of an agreement with said firm to assist the Company to raise additional capital and to provide financial advisory services. The estimated fair value of this warrant, $119,000, will be amortized over the 12-month term of the extension.

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
In the 39-week period ended June 27, 2010, the Company issued five-year warrants to purchase 986,700 shares of common stock at an exercise price of $0.40 per share to its investment banking firm as partial consideration for services rendered in the private placement of the Debenture Private Placement. As an element of that financing, the Company issued five-year warrants to the investors to purchase an aggregate of 860,000 shares of common stock at an exercise price of $0.40 per share. (See Note 4). The Company used the Black-Scholes model to value the warrants issued to the investment banking firm and investors pursuant to the Debenture Private Placement using the following assumptions; volatility of 95.9%, stock price $0.30 per share, exercise price $0.40 per share, risk-free interest rate of 2.7%, and an expected term of five years.
In the 39-week period ended June 27, 2010, the Company issued five-year warrants to purchase 247,300 shares of common stock at an exercise price of $0.32 per share to its investment banking firm as partial consideration for services rendered in the Common Stock Private Placement described above. As an element of that financing, the Company issued five-year warrants to the Common Stock Investors to purchase an aggregate of 380,400 shares of common stock at an exercise price of $0.32 per share.
At June 27, 2010 and September 27, 2009, there were warrants outstanding to purchase 6,525,100 and 1,461,300 shares of the Company’s common stock, respectively.
Preferred Stock. In the 39-week period ended June 27, 2010, the Company sold and issued an aggregate of 3,490 preferred stock units (the “Preferred Stock Units”) at a purchase price of $700 per Preferred Stock Unit. The $2,443,000 aggregate purchase price for the Preferred Stock Units was paid in cash to the Company, from which fees and expenses of $393,500 were disbursed to the placement agent and its counsel, resulting in net proceeds of $2,049,500 to the Company. Each Preferred Stock Unit was comprised of one share of the Company’s Series B Stock, plus a five-year warrant to purchase 600 shares of the Company’s common stock at an exercise price of $0.55 per share. Each share of Series B Stock is convertible at any time at the holder’s option into 2,000 shares of common stock at a conversion price per share of common stock equal to $0.50. During the 13-week and 39-week periods ended June 27, 2010, approximately 1,562 shares of the Series B Stock were converted into approximately 3,123,100 shares of the Company’s common stock. As of June 27, 2010, an aggregate of approximately 3,856,900 shares of the Company’s common stock were issuable upon conversion of the remaining shares of Series B Stock.
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
In the 13-week and 39-week periods ended June 27, 2010, the Company issued 27,500 shares of the Company’s newly created Series C Stock to Longview to effectuate the requirement to issue Waiver Securities related to the Looney Settlement Agreement. (See Note 3.) Each share of Series C Stock is convertible at any time at the holder’s option into 100 shares of common stock at an initial conversion price per share of common stock equal to $0.30. The Series C Stock is non-voting, except to the extent required by law. With respect to distributions upon a deemed dissolution, liquidation or winding-up of the Company, the Series C Stock ranks senior to the common stock and junior to the Company’s Series A-1 Stock, Series A-2 Stock and Series B Stock. The liquidation preference per share of Series C Stock equals its stated value, $30 per share. The Series C Stock is not entitled to any preferential cash dividends; however, the Series C Stock is entitled to receive on an as-converted basis, pari passu with the Company’s common stock, but after payment of dividends to the Series A-1 Stock, Series A-2 Stock and Series B Stock at the time outstanding, such dividends on the common stock as may be declared from time to time by the Company’s Board of Directors. The Series C Stock is not redeemable by the holder thereof, but the Company will have the right, upon 30 calendar days’ prior written notice, to redeem the Series C Stock at its stated value, $30 per share. The Series C Stock is also subject to a blocker that would prevent each holder’s common stock ownership at any given time from exceeding 4.99% of the Company’s outstanding common stock (which percentage may increase but never above 9.99%).
At June 27, 2010, the Company also had an obligation to issue an additional 10,000 shares of the Series C Stock, convertible into 1,000,000 shares of the Company’s common stock, to Longview (the “Contingent Securities”), if Longview’s holdings of Series A-1 Stock, Series A-2 Stock and Series C Stock had not been purchased at their aggregate Stated Value by a third party on or before July 15, 2010 (See Note 10). Such purchase did not occur, and the Company issued the Contingent Securities, pursuant to stockholder authorization, in August 2010. (See Note 11.)
In the 39-week period ended June 27, 2010, 87,743 shares of the Series A-1 Stock were converted by Longview and Alpha into 6,580,700 shares of common stock and 2,500 shares of the Series A-2 Stock were converted by Alpha into 245,900 shares of common stock. At June 27, 2010, as a result of the Common Stock Private Placement in June 2010, the conversion price of the Series A-1 Stock and Series A-2 Stock had been automatically reset to $0.20025 per share. In July 2010, the conversion price of the Series A-1 Stock and Series A-2 Stock was automatically reset to $0.12825 per share as a result of of a subsequent close of the Common Stock Private Placement. (See Note 11.)

Stock Incentive Plans. In June 2006, the Company’s stockholders approved the Company’s 2006 Omnibus Incentive Plan (the “2006 Plan”), which is designed to serve as a comprehensive equity incentive program to attract and retain the services of individuals essential to the Company’s long-term growth and financial success. The 2006 Plan permits the granting of stock options (including both incentive and non-qualified stock options), stock-only stock appreciation rights, nonvested stock and nonvested stock units, performance awards of cash, stock or property, dividend equivalents and other stock grants. Upon approval of the 2006 Plan in June 2006, the Company’s 2003 Stock Incentive Plan (the “2003 Plan”), 2001 Non-Qualified Stock Option Plan (the “2001 Non-Qualified Plan”), 2001 Stock Option Plan (the “2001 Plan”) and 2000 Non-Qualified Stock Option Plan (the “2000 Plan”) (collectively, the “Prior Plans”) were terminated, but existing options issued pursuant to the Prior Plans remain outstanding in accordance with the terms of their original grants. As of June 27, 2010, options to purchase 4,000 shares of the Company’s common stock at an exercise price of $265.62 per share were outstanding and exercisable under the 2000 Plan, options to purchase 2,500 shares of the Company’s common stock at an exercise price of $11.50 per share were outstanding and exercisable under the 2001 Plan, options to purchase 44,900 shares of the Company’s common stock were outstanding and exercisable under the 2001 Non-Qualified Option Plan, at exercise prices ranging from $8.60 to $13.50 per share, and options to purchase 267,900 shares of the Company’s common stock were outstanding under the 2003 Plan at exercise prices ranging from $10.40 to $36.20 per share, of which options all were exercisable at June 27, 2010.
Pursuant to an amendment of the 2006 Plan by stockholders in March 2009, the number of shares of common stock reserved for issuance under the 2006 Plan shall automatically increase at the beginning of each subsequent fiscal year by the lesser of 1,250,000 shares or 5% of the common stock of the Company outstanding on the last day of the preceding fiscal year. As a result of that provision, the number of shares issuable under the 2006 Plan increased by 484,800 shares in the 39-week period ended June 27, 2010. The aggregate number of shares of common stock issuable under all stock-based awards that may be made under the 2006 Plan at June 27, 2010 is 896,300 shares. As of June 27, 2010, there were options to purchase 249,600 shares of the Company’s common stock outstanding under the 2006 Plan, at exercise prices ranging from $0.35 to $14.10 per share, of which options to purchase 240,400 shares were exercisable at June 27, 2010. As of June 27, 2010, 42,800 shares of nonvested stock were issued and outstanding pursuant to the 2006 Plan and 287,300 shares of vested stock were issued and outstanding pursuant to the 2006 Plan. In addition, as of June 27, 2010, 500 shares of nonvested stock were issued and outstanding pursuant to the 2003 Plan.
The following table summarizes stock options outstanding as of June 27, 2010 as well as activity during the 39-week period then ended:

		Weighted Average
	Shares (1)	Exercise Price

Outstanding at September 27, 2009	568,900	$17.78
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at June 27, 2010	568,900	$17.78

Exercisable at June 27, 2010	559,700	$18.06

(1)	Rounded to nearest one hundred (100).
The Company did not grant any options during the first 39 weeks of fiscal 2010. At June 27, 2010, the aggregate intrinsic value of unvested options outstanding and options exercisable was $0. There were no options exercised during the 39 weeks ended June 27, 2010 and therefore, the total intrinsic value of options exercised during that period was $0. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. At June 27, 2010, the weighted-average remaining contractual life of options outstanding and exercisable was 4.6 years and 4.6 years, respectively.

The amount of compensation expense related to outstanding stock options not yet recognized at June 27, 2010 was $1,900 and, assuming the grantees continue to be employed by or remain as directors of the Company, that amount will be recognized as compensation expense as follows:

FY 2010 (remainder of year)	$600
FY 2011	1,300

Total	$1,900

The following table summarizes nonvested stock grants outstanding as of June 27, 2010 as well as activity during the 39-week period then ended:

		Weighted
		Average Grant
		Date Fair Value
	Nonvested Shares	per Share

Outstanding at September 27, 2009	90,300	$2.15
Granted	11,300	$0.32
Vested	(48,600)	$1.39
Forfeited	(9,700)	$0.48

Outstanding at June 27, 2010	43,300	$2.89

The amount of compensation expense related to nonvested stock grants not yet recognized at June 27, 2010 was $18,300 and, assuming the grantees continue to be employed by or remain as directors of the Company, that amount will be recognized as compensation expense as follows:

FY 2010 (remainder of year)	$8,200
FY 2011	8,600
FY 2012	1,300
FY 2012	200

Total	$18,300

Note 6 — Income (Loss) per Share
Since the Company had losses for the 13-week and 39-week periods ended June 27, 2010, basic and diluted net loss per common share for those periods are the same and are computed based solely on the weighted average number of shares of common stock outstanding for the respective periods. In the 13-week and 39-week periods ended June 27, 2010, application of the “if-converted” method to the Company’s convertible preferred stock and convertible debt resulted in said instruments being anti-dilutive and therefore not impacting the calculation of income per share. However, as of June 28, 2009, the Company had outstanding stock options and nonvested stock with exercise or valuation prices less than the average closing market price of the Company’s common stock over the 39-week period ended June 28, 2009. Such “in-the money” instruments are assumed to have been exercised or vested at the beginning of a period (or at time of issuance, if later) for purposes of calculating diluted income per share if the Company has recorded a year-to-date income through said period, which was the case in the 39-week period ended June 28, 2009. As a result, basic and diluted net income per common share are different for the 39-week period ended June 28, 2009. Cumulative dividends on the Series A-1 Stock and Series A-2 Stock for the 13-week and 39-week periods ended June 27, 2010 and the Series A-1 Stock for the 13-week and 39-week periods ended June 28, 2009, although not declared, constitute a preferential claim against future dividends, if any, and are treated as an incremental expense of continuing operations for purposes of determining basic and diluted net loss from continuing operations per common share. As of June 27, 2010, cumulative dividends on the Series A-1 Stock and Series A-2 Stock held by Longview through July 15, 2010, including those accumulated in the 13-week and 39-week periods ended June 27, 2010, had been waived pursuant to the Looney Settlement Agreement. (See Note 3). In like manner, the BCF associated with the issuance of the Company’s Series B Stock in the 39-week period ended June 27, 2010, although not recorded as an expense, is treated as a deemed dividend and, therefore, an incremental expense of continuing operations for purposes of determining basic and diluted net loss from continuing operations per common share.

The following table sets forth the computation of basic and diluted loss per common share:

	13 Weeks Ended		39 Weeks Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Continuing Operations Numerator:
Income (loss) from continuing operations attributable to Company	$(2,625,400)	$(2,544,900)	$(7,761,700)	$410,600
Undeclared cumulative dividends on Series
A-1 and Series A-2 preferred stock*	—	(121,700)	—	(325,900)
Deemed dividend for beneficial conversion feature related to Series B preferred stock	—	—	(1,471,000)	—

Adjusted basic and diluted net income (loss) attributable to Company common stockholders	$(2,625,400)	$(2,666,600)	$(9,232,700)	$84,700

Discontinued Operations Numerator:
Income (loss) from discontinued operations	$—	$—	$—	$58,400

Basic Net Income (Loss) Continuing and Discontinued Operations Denominator:
Weighted average number of common shares outstanding — basic	17,302,800	7,708,400	13,932,100	6,257,000

Basic net income (loss) per share information:
From continuing operations attributable to Company	$(0.15)	$(0.35)	$(0.66)	$0.01
From discontinued operations attributable to Company	—	—	—	0.01

Basic net income (loss) per common share	$(0.15)	$(0.35)	$(0.66)	$0.02

Diluted Net Income (Loss) Continuing and Discontinued Operations Denominator:
Assumed net exercise and vesting of options and nonvested stock	—	—	—	2,500
Weighted average number of common shares outstanding — diluted	17,302,800	7,708,400	13,932,100	6,257,000

Assumed weighted common shares outstanding	17,302,800	7,708,400	13,932,100	6,259,500

Diluted net income (loss) per share information:
From continuing operations attributable to Company	$(0.15)	$(0.35)	$(0.66)	$0.01
From discontinued operations attributable to Company	—	—	—	0.01

Basic and diluted net income (loss) attributable to Company per common share	$(0.15)	$(0.35)	$(0.66)	$0.02

*	Potential undeclared dividends accumulated prior to July 15, 2010 were waived in April 2010. (See Note 3).

Note 7 — Inventories, Net
Net inventories at June 27, 2010 and September 27, 2009 are set forth below.

	June 27,	September 27,
	2010	2009
Inventory:
Work in process	$1,581,900	$1,128,000
Raw materials	307,600	326,800
Finished goods	244,900	161,000

	2,134,400	1,615,800
Less reserve for obsolete inventory	(1,309,500)	(1,174,700)

	$824,900	$441,100

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
Currently, the Company’s product segment primarily consists of stacked semiconductor chip assemblies, electronic chips, high-speed processing boards, miniaturized cameras and thermal imaging cores, particularly clip-on thermal imagers (“COTIs”), largely all of which are based on proprietary designs of the Company.

The Company’s management evaluates financial information to review the performance of the Company’s research and development contract business separately from the Company’s product business, but only to the extent of the revenues and the cost of revenues of the two segments. Because the various indirect expense operations of the Company, as well as its assets, now support all of its revenue-generating operations, frequently in circumstances in which a distinction between research and development contract support and product support is difficult to identify, segregation of these indirect costs and assets is impracticable. The revenues and gross profit or loss of the Company’s two reportable segments for the 13-week and 39-week periods ended June 27, 2010 and June 28, 2009 are shown in the following table.

	13 Weeks Ended		39 Weeks Ended
	June 27,	June 28,	June 27,	June 28,
	2010	2009	2010	2009
Contract research and development revenue	$2,171,000	$2,508,500	$6,944,700	$7,247,000
Cost of contract research and development revenue	1,565,300	1,705,200	5,070,200	5,651,100

Contract research and development segment gross profit	$605,700	$803,300	$1,874,500	$1,595,900

Product sales	$1,402,800	$262,700	$2,550,200	$1,099,400
Cost of product sales	1,335,500	323,000	2,442,800	1,110,800

Product segment gross profit (loss)	$67,300	$(60,300)	$107,400	$(11,400)

Reconciliations of segment revenues to total revenues are as follows:

	13 Weeks Ended		39 Weeks Ended
	June 27,	June 28,	June 27,	June 28,
	2010	2009	2010	2009
Contract research and development revenue	$2,171,000	$2,508,500	$6,944,700	$7,247,000
Product sales	1,402,800	262,700	2,550,200	1,099,400
Other revenue	2,300	3,300	12,800	12,800

Total revenues	$3,576,100	$2,774,500	$9,507,700	$8,359,200

Reconciliations of segment gross profit (loss) to loss from continuing operations before provision for income taxes are as follows:

	13 Weeks Ended		26 Weeks Ended
	June 27,	June 28,	June 27,	June 28,
	2010	2009	2010	2009
Contract research and development segment gross profit	$605,700	$803,300	$1,874,500	$1,595,900
Product segment gross profit (loss)	67,300	(60,300)	107,400	(11,400)

Net segment gross profit	673,000	743,000	1,981,900	1,584,500
Add (deduct)
Other revenue	2,300	3,300	12,800	12,800
General and administrative expense	(1,565,100)	(2,862,500)	(4,693,100)	(6,982,200)
Research and development expense	(655,200)	(531,300)	(2,011,400)	(1,318,000)
Interest expense	(636,500)	(218,400)	(882,600)	(1,458,100)
Provision for litigation judgment	—	—	(20,200)	—
Litigation settlement expense	(450,000)	—	(2,270,700)	—
Change in fair value of derivative instrument	7,000	—	67,000	—
Gain on sale or disposal of assets	100	8,000	12,600	8,640,800
Interest and other income (expense)	(1,000)	5,000	(1,300)	51,700

Income (loss) from continuing operations before provision for income taxes	$(2,625,400)	$(2,852,900)	$(7,805,000)	$531,500

Note 9 — Concentration of Revenues and Sources of Supply
In the 13-week and 39-week periods ended June 28, 2010, direct contracts with the U.S. government accounted for 40% and 58%, respectively, of the Company’s total revenues, and second-tier government contracts with prime government contractors accounted for 59% and 40% of total revenues, respectively. The remaining 1% and 2% of the Company’s total revenues in the 13-week and 39-week periods ended June 27, 2010, respectively, were derived from non-government sources. Of the revenues derived directly or indirectly from U.S. government customers, Optics 1, Inc., a defense contractor, certain classified agencies and the U. S. Army accounted for 42%, 21% and 13% respectively, of the Company’s total revenues in the 13-week period ended June 28, 2010, and certain classified agencies, the U. S. Army and Optics 1, Inc. accounted for 28%, 20%, and 19%, respectively, of the Company’s total revenues in the 39-week period ended June 27, 2010. Loss of any of these customers would have a material adverse impact on the Company’s business, financial condition and results of operations. No other single governmental or non-governmental customer accounted for more than 10% of the Company’s total revenues in the 13-week and 39-week periods ended June 28, 2010.
In the 13-week and 39-week periods ended June 28, 2009, direct contracts with the U.S. government accounted for 57% and 57%, respectively, of the Company’s total revenues, and second-tier government contracts with prime government contractors accounted for 39% and 26% of total revenues, respectively. The remaining 4% and 17% of the Company’s total revenues in the 13-week and 39-week periods ended June 28, 2009, respectively, were derived from non-government sources, of which 6% and 12% of the Company’s total revenues in the 13-week and 39-week periods ended June 28, 2009, respectively, were derived from one customer, Pixel Optics. Of the revenues derived directly or indirectly from U.S. government agencies, the U. S. Air Force and the U.S. Army accounted for 41% and 12%, respectively, of the Company’s total revenues in the 13-week period ended June 28, 2009 and 33% and 13%, respectively, of the Company’s total revenues in the 39-week period ended June 28, 2009. No other single governmental or non-governmental customer accounted for more than 10% of the Company’s total revenues in the 13-week and 39-week periods ended June 28, 2009.

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
Note 10 — Commitments and Contingencies
Litigation. In March 2009, FirstMark III, LP, formerly known as Pequot Private Equity Fund III, LP, and FirstMark III Offshore Partners, LP, formerly known as Pequot Offshore Private Equity Partners III, LP, filed a lawsuit in the state Supreme Court, State of New York, County of New York, against the Company. The plaintiffs allege the Company breached a settlement agreement dated December 29, 2006 with them that allegedly required the Company to make certain payments to the plaintiffs that were not made, in the principal amounts of approximately $539,400 and $230,000 plus interest thereon allegedly accruing at 18% from March 14, 2007 and May 31, 2007, respectively. At June 27, 2010, the Company has approximately $1,231,900 of expense accrued reflecting these alleged obligations. The plaintiffs filed a motion for summary judgment in this matter, which was granted in January 2010, although judgment has not yet been entered as of the date of this report. The Company is currently in negotiations with the plaintiffs to settle this matter, but such an outcome cannot be assured.
The Company has been, and may from time to time, become a party to various other legal proceedings arising in the ordinary course of its business. The Company does not presently know of any such other matters, the disposition of which would be likely to have a material effect on the Company’s consolidated financial position, results of operations or liquidity.
Longview Agreement, Consent and Waiver. In connection with Longview’s consent for the Looney Settlement Agreement, the Company and Longview entered into an Agreement, Consent and Waiver (the “Longview Agreement”) pursuant to which the Company and Longview made certain agreements related to such consent. In addition to the issuance of the Waiver Securities (see Note 3), the Longview Agreement also provided (i) that the Company will repay to Longview all principal and interest due under the Longview Note dated July 13, 2007 upon the closing of an equity or debt financing (or a series of equity or debt financings) which results in gross proceeds to the Company in the aggregate in excess of $1,500,000; (ii) if the Company arranges for a third-party investor to purchase the Company’s Series A-1 Stock and Series A-2 Stock beneficially owned by Longview (collectively, the “Preferred Stock”) at its Stated Value (as defined in the respective Certificates of Designations), Longview agreed to sell the Preferred Stock to such investor on such terms and also sell all the Waiver Securities to such investor at a price per share of $0.30 (the “Buyout”), provided that the closing of such sale occurred no later than July 15, 2010; and (iii) in the event the Buyout had not closed on or prior to July 15, 2010 or Longview still owned Preferred Stock on July 15, 2010 (each, a “Contingency Date”), the Company was obligated to issue to Longview (x) non-voting equity securities, with terms junior to the Company’s Series B Convertible Preferred Stock, convertible into 1,000,000 shares of the Company’s common stock (the “Contingent Securities”) and (y) a two-year warrant to purchase 1,000,000 shares of the Company’s common stock at an exercise price per share of $0.30 (the “Contingent Warrant”). The terms of the Contingent Securities and the Contingent Warrant were mutually agreed upon by the parties such that the Contingent Securities were to consist of 10,000 shares of Series C Convertible Preferred Stock convertible into 1,000,000 shares of common stock, subject to receipt of stockholder approval for such issuance if required by Nasdaq. The Buyout did not occur on or before July 15, 2010, and stockholder approval for the issuance of the Contingent Securities in the form of Series C Stock was obtained on July 28, 2010. Accordingly, the Contingent Securities and Contingent Warrant were issued to Longview in August 2010. (See Note 11.) Although the Buyout contingency was not fully resolved until July 15, 2010, the Company recorded a charge of $450,000 for the value of the Contingent Securities and Contingent Warrant to litigation settlement expense in the 13-week period ended June 27, 2010 to reflect management’s estimate at June 27, 2010 that it was probable that the Company would be unable to arrange for a successful Buyout of Longview’s holdings by the July 15, 2010 deadline. Both the Contingent Securities and the Contingent Warrant include a blocker which would preclude conversion into Common Stock resulting in beneficial ownership by the holder and its affiliates of more than 4.99% of the Company’s outstanding common stock, the Contingent Warrant includes a cashless exercise provision, but is not exercisable within six months of issuance.
Note 11 — Subsequent Events
Second Close of Private Placement of Common Stock Units
On July 15, 2010, the Company sold and issued to 12 accredited investors (the “2nd Close Investors”) an aggregate of 15,672.51 Common Stock Units at a purchase price of $12.825 per Common Stock Unit (the “2nd Close Unit Price”) in a second closing of the Common Stock Private Placement (the “Second Close”). (See Note 5.) The Common Stock Unit Price was equal to 100 shares of the Company’s Common Stock multiplied by 75% of the last consolidated closing bid price of the Company’s Common Stock as determined in accordance with Nasdaq rules immediately preceding the Company entering into binding subscription agreements with the 2nd Close Investors. The $201,000 aggregate purchase price for these Common Stock Units was paid in cash to the Company.
Each Common Stock Unit is comprised of (i) 100 shares of the Company’s Common Stock (the “Shares”) and (ii) a five-year warrant to purchase 20 shares of the Company’s Common Stock (the “2nd Close Investor Warrants”). The exercise price applicable to the 2nd Close Investor Warrants is $0.21 per share, which was greater than the last consolidated closing bid price of the Company’s Common Stock as determined in accordance with Nasdaq rules immediately preceding the Company entering into the binding subscription agreements with the 2nd Close Investors.
A total of approximately 1,567,200 Shares were issued in the Second Close, and the total number of shares of Common Stock issuable upon exercise of the 2nd Close Investor Warrants at the exercise price is approximately 313,400 in the aggregate.
In consideration for services rendered as the lead placement agent in the Second Close, on July 15, 2010, the Company paid the placement agent cash commissions, a management fee and an expense allowance fee aggregating approximately $26,100, which represents 13% of the gross proceeds of the Second Close, and the Company issued to the placement agent a five-year warrant to purchase an aggregate of approximately 203,700 shares of the Company’s Common Stock at an exercise price of $0.21 per share (the “2nd Close Agent Warrant”), which was greater than the last consolidated closing bid price of the Company’s Common Stock as determined in accordance with Nasdaq rules immediately preceding the Company entering into such warrant.
Issuance of Contingent Securities and Contingent Warrant
Because the Company was unable to arrange for a third-party Buyout of the Company’s Preferred Stock beneficially owned by Longview by July 15, 2010, and because stockholder approval for issuance of the Contingent Securities in the form of an additional 10,000 shares of the Company’s Series C Stock was obtained on July 28, 2010, the Company issued the Contingent Warrant and 10,000 shares of Series C Stock to Longview on August 2, 2010, pursuant to the terms of the Longview Agreement. (See Note 3).

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
In September 2008, we entered into a binding Memorandum of Understanding for Settlement and Debt Conversion Agreement (the “MOU”) with the Lenders with the intent to effect a global settlement and restructuring of our aggregate outstanding indebtedness payable to the Lenders, which was then approximately $18.4 million. In October 2008, pursuant to the MOU, an entity controlled by the Lenders delivered a notice to us and to Optex of the occurrence of an event of default and acceleration of the obligations due to the Lenders and their assignee and conducted the aforementioned Optex Asset Sale, a public UCC foreclosure sale of the assets of Optex. The entity controlled by the Lenders credit bid $15 million in the Optex Asset Sale, which was the winning bid. As a result, $15 million of our aggregate indebtedness to the Lenders was extinguished. All financial statements and schedules of the Company give effect to this event and report Optex as a discontinued operation.
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
Prior to the fiscal year ended September 27, 2009 (“fiscal 2009”), we had a history of unprofitable operations due in part to our investment in Optex and in part to discretionary investments that we made to commercialize our technologies and to maintain our technical staff and corporate infrastructure at levels that we believed were required for future growth. In fiscal 2009, we did achieve profitable operating results, largely due to certain nonrecurring events such as the Patent Sale and License and elimination of certain obligations. In the 13-week and 39-week periods ended June 27, 2010, we again experienced unprofitable operations. With respect to our investments in staff and infrastructure, the advanced technical and multi-disciplinary content of our technologies places a premium on a stable and well-trained work force. As a result, we generally maintain the size of our work force even when anticipated government contracts are delayed, a circumstance that has occurred with some frequency in the past and that has resulted in under-utilization of our labor force for revenue generation from time to time. Delays in receipt of research and development contracts are unpredictable, but we believe such delays represent a recurring characteristic of our research and development contract business. We anticipate that the impact on our business of future delays can be mitigated by the achievement of greater contract backlog and are seeking growth in our research and development contract revenue to that end. We are also seeking to expand the contribution to our total revenues from product sales, which have not historically experienced the same types of delays that can occur in research and development contracts. We have not yet demonstrated the level of sustained research and development contract revenue or product sales that we believe, by itself, is required to sustain profitable operations. Our ability to recover our investments through the cost-reimbursement features of our government contracts is constrained due to both regulatory and competitive pricing considerations.
In February 2010, one of our existing purchase orders with Optics 1, Inc., of Manchester, New Hampshire, an optical systems designer and manufacturer and our strategic partner for certain thermal imaging products, was modified to include initial units of Clip-On Thermal Imager (“COTI”) systems to be built under a $37.8 million contract awarded to Optics 1 by the Naval Surface Warfare Center of Crane, Indiana. We are acting as the subcontractor supplying thermal imaging cores to Optics 1 for integration into COTIs. Prior to this award, we and Optics 1 had been jointly developing the COTI over the last several years under government sponsorship, based on technology originally conceived by us. The COTI has been designed to clip onto existing military night vision goggles and provide users with thermal images to complement the amplified low-light images that such goggles can currently provide. Such dual capability is intended to both enhance imagery obtainable from the existing night vision goggles as well as providing images in circumstances where physical barriers, atmospheric conditions or lack of light limit the effectiveness of the existing goggles. We have subsequently received additional releases of COTI imager orders from Optics 1 that have contributed to a substantial increase in our backlog and our realized product sales in fiscal 2010. We believe that further substantial increases in our backlog and product sales, and the related shift in emphasis in our overall business, could result from future COTI sales if we are able to improve our liquidity to support such growth, which is an outcome we cannot assure.

To offset the adverse working capital effect of our net losses, we have historically financed our operations through various equity and debt financings. To finance the acquisition of Optex, we also incurred material long-term debt, and we have exchanged a significant portion of that debt into preferred stock that is convertible into our common stock. Since September 30, 2007 through the date of this report, we have issued approximately 26.0 million shares of our common stock, an increase of approximately 970% from the approximately 2.7 million shares of our common stock outstanding at that date, which resulted in a substantial dilution of stockholder interests. At June 27, 2010, our fully diluted common stock position was approximately 48.0 million shares, which assumes the conversion into common stock of all of the Company’s preferred stock and convertible debentures outstanding or obligated for issuance as of June 27, 2010 and the exercise for cash of all warrants and options to purchase the Company’s securities outstanding as of June 27, 2010. Subsequent to June 27, 2010, our fully diluted common stock position increased further pursuant to the issuance of the Contingent Securities and Contingent Warrant and the price adjustment of the Series A-1 Stock and Series A-2 Stock resulting from the 2nd Close of the Common Stock Private Placement in July 2010. At June 27, 2010, we had approximately $5.4 million of debt.
None of our subsidiaries accounted for more than 10% of our total assets at June 27, 2010 or have separate employees or facilities. We currently report our operating results and financial condition in two operating segments, our research and development business and our product business.
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
Results of Operations
Total Revenues. Our total revenues increased approximately 29% in the 13-week period ended June 27, 2010 as compared to the 13-week period ended June 28, 2009 and approximately 14% in the 39-week period ended June 27, 2010 as compared to the 39-week period ended June 28, 2009. The elements of the total revenues that produced these outcomes are discussed more fully below.

13-Week Comparisons	Total Revenues
13 weeks ended June 28, 2009	$2,774,500
Dollar increase in current comparable 13 weeks	801,600

13 weeks ended June 27, 2010	$3,576,100
Percentage increase in current 13 weeks	29%

39-Week Comparisons	Total Revenues
39 weeks ended June 28, 2009	$8,359,200
Dollar increase in current comparable 39 weeks	1,148,500

39 weeks ended June 27, 2010	$9,507,700
Percentage increase in current 39 weeks	14%

Contract Research and Development Revenue. Contract research and development revenue consists of amounts realized or realizable from funded research and development contracts, largely from U.S. government agencies and government contractors. Contract research and development revenue for the 13-week period ended June 27, 2010 declined 13% from contract research and development revenue of the 13-week period ended June 28, 2009 and 4% for the 39-week period ended June 27, 2010 from contract research and development revenue of the 39-week period ended June 28, 2009, as shown in the following tables:

	Contract Research and	Percentage of
13-Week Comparisons	Development Revenue	Total Revenue
13 weeks ended June 28, 2009	$2,508,500	90%
Dollar decrease in current comparable 13 weeks	(337,500)

13 weeks ended June 27, 2010	$2,171,000	61%
Percentage decrease in current 13 weeks	(13%)

	Contract Research and	Percentage of
39-Week Comparisons	Development Revenue	Total Revenue
39 weeks ended June 28, 2009	$7,247,000	87%
Dollar decrease in current comparable 39 weeks	(302,300)

39 weeks ended June 27, 2010	$6,944,700	73%
Percentage decrease in current 39 weeks	(4%)

The decrease in our contract research and development revenue in the 13-week period and 39-week periods ended June 27, 2010 as compared to the 13-week and 39-week periods ended June 28, 2009 was partially related to the timing of the start of new contract awards that experienced procurement delays. In addition, completion of some of the technical milestones of existing contracts was delayed during the current periods by our working capital limitations that impacted the schedule at which we could receive necessary vendor and subcontractor support, which would have generated revenue under the cost reimbursement features of many of our contract research and development contracts. We believe that these variances are related to the specific procurement and technical milestones of our present research and development contracts, rather than being indicative of a trend. However, if we require substantially increased subcontractor and vendor support to increase our contract research and development revenue in future fiscal quarters, such an outcome will likely be dependent on our ability to raise additional capital, which we cannot guarantee.
Cost of Contract Research and Development Revenue. Cost of contract research and development revenue consists of wages and related benefits, as well as subcontractor, independent consultant and vendor expenses directly incurred in support of research and development contracts, plus associated indirect expenses permitted to be charged pursuant to the relevant contracts. Our cost of contract research and development revenue for the first 13 weeks and 39 weeks of fiscal 2010 decreased in terms of absolute dollars as compared to the first 13 weeks and 39 weeks of fiscal 2009. Our cost of contract research and development revenue for the first 13 weeks of fiscal 2010 increased as a percentage of contract research and development revenue as compared to the first 13 weeks of fiscal 2009, but decreased as a percentage of contract research and development revenue for the first 39 weeks of fiscal 2010 as compared to the first 39 weeks of fiscal 2009 as shown in the following tables:

		Percentage of
	Cost of Contract	Contract Research
	Research and	and Development
13-Week Comparisons	Development Revenue	Revenue
13 weeks ended June 28, 2009	$1,705,200	68%
Dollar decrease in current comparable 13 weeks	(139,900)

13 weeks ended June 27, 2010	$1,565,300	72%
Percentage decrease in current 13 weeks	(8%)

		Percentage of
	Cost of Contract	Contract Research
	Research and	and Development
39-Week Comparisons	Development Revenue	Revenue
39 weeks ended June 28, 2009	$5,651,100	78%
Dollar decrease in current comparable 39 weeks	(580,900)

39 weeks ended June 27, 2010	$5,070,200	73%
Percentage decrease in current 39 weeks	(10%)

The improved margin on our contract research and development revenue in the 39-week period ended June 27, 2010, as compared to the 39-week period ended June 28, 2009, was largely the result of a substantial reduction in our indirect expenses and the corresponding overhead costs of contract research and development revenue in the current year period as compared to such costs in the 39-week period ended June 28, 2009. This overhead reduction, substantially derived from reduced labor and labor-related expenses and reduced depreciation and amortization expense, resulted in a disproportionate decrease in our costs of contract research and development revenue in the current fiscal year period, with the corresponding improvement in costs of contract research and development revenue as a percentage of such revenue. The decreased margin on our contract research and development revenue in the 13-week period ended June 27, 2010, as compared to the 13-week period ended June 28, 2009, was largely due to a timing effect related to the discretionary contribution and related recording of overhead expenses related to the Company’s ESBP that had occurred early in the 39-week period ended June 28, 2009. In fiscal 2010, this discretionary contribution did not occur until the 13-week period ended June 27, 2010.
Product Sales. Our product sales are generally derived from sales of miniaturized camera products, specialized chips, modules, stacked chip products and chip stacking services. Product sales for the 13-week and 39-week periods ended June 27, 2010 increased both in terms of absolute dollars and as a percentage of total revenue as compared to the 13-week and 39-week periods ended June 28, 2009 as shown in the following tables:

	Product	Percentage of
13-Week Comparisons	Sales	Total Revenue
13 weeks ended June 28, 2009	$262,700	9%
Dollar increase in current comparable 13 weeks	1,140,100

13 weeks ended June 27, 2010	$1,402,800	39%
Percentage increase in current 13 weeks	434%

	Product	Percentage of
39-Week Comparisons	Sales	Total Revenue
39 weeks ended June 28, 2009	$1,099,400	13%
Dollar increase in current comparable 39 weeks	1,450,800

39 weeks ended June 27, 2010	$2,550,200	27%
Percentage increase in current 39 weeks	132%
The increase in product sales in the current fiscal year periods compared to the prior fiscal year periods is largely the result of substantially increased sales of our thermal imaging products, particularly our COTIs. Based on the composition of our backlog at the date of this report, we expect that sales of thermal imaging products will continue to represent a larger percentage of our product sales in the balance of fiscal 2010 as compared to the balance of fiscal 2009.

Cost of Product Sales. Cost of product sales consists of wages and related benefits of our personnel, as well as subcontractor, independent consultant and vendor expenses directly incurred in the manufacture of products sold, plus related overhead expenses. Our cost of product sales for the 13-week and 39-week periods ended June 27, 2010 and June 28, 2009 is shown in the following tables:

	Cost of	Percentage of
13-Week Comparisons	Product Sales	Product Sales
13 weeks ended June 28, 2009	$323,000	123%
Dollar increase in current comparable 13 weeks	1,012,500

13 weeks ended June 27, 2010	$1,335,500	95%
Percentage increase in current 13 weeks	313%

	Cost of	Percentage of
39-Week Comparisons	Product Sales	Product Sales
39 weeks ended June 28, 2009	$1,110,800	101%
Dollar increase in current comparable 39 weeks	1,332,000

39 weeks ended June 27, 2010	$2,442,800	96%
Percentage increase in current 39 weeks	120%
A substantial portion of the increase in absolute dollars of cost of product sales in the current fiscal year periods was related to the increase in product sales in those periods as discussed above. However, the absolute dollar increase in cost of product sales in the 13-week and 39-week periods ended June 27, 2010 as compared to the 13-week and 39-week periods ended June 28, 2009 was disproportionately less than the increase in product sales for the respective periods. This disproportionate decrease was substantially related to product support associated with the Company’s new COTI products in the current year periods, which although increasing with sales, did not increase proportionately to such sales once the start-up costs of the new product introduction were largely absorbed. However, the impact of product support costs may continue to produce fluctuations in product margins unless and until our sales of thermal imaging products increase further, thereby reducing the percentage impact of such costs, which typically are less elastic than the associated revenues.
General and Administrative Expense. General and administrative expense largely consists of wages and related benefits for our executive, financial, administrative and marketing staff, as well as professional fees, primarily legal and accounting fees and costs, plus various fixed costs such as rent, utilities and telephone. General and administrative expense for the 13-week and 39-week periods ended June 27, 2010 declined substantially compared to the 13-week and 39-week periods ended June 28, 2009 as shown in the following tables:

	General and
	Administrative	Percentage of
13-Week Comparisons	Expense	Total Revenue
13 weeks ended June 28, 2009	$2,862,500	103%
Dollar decrease in current comparable 13 weeks	(1,297,400)

13 weeks ended June 27, 2010	$1,565,100	44%
Percentage decrease in current 13 weeks	(45%)

	General and
	Administrative	Percentage of
39-Week Comparisons	Expense	Total Revenue
39 weeks ended June 28, 2009	$6,982,200	84%
Dollar decrease in current comparable 39 weeks	(2,289,100)

39 weeks ended June 27, 2010	$4,693,100	49%
Percentage decrease in current 39 weeks	(33%)

Approximately $292,500, or 23%, of the dollar decrease in general and administrative expense in the 13-week period ended June 27, 2010 as compared to the 13-week period ended June 28, 2009, was the result of decreased labor expense and related employee benefits in the current fiscal year period. Similarly, approximately $693,900, or 30%, of the dollar decrease in general and administrative expense in the 39-week period ended June 27, 2010 as compared to the 39-week period ended June 28, 2009, was also the result of decreased labor expense and related employee benefits in the current period. Since a significant element of bid and proposal expenses are the labor costs incurred for such activities, our overall reduction in our labor-related overhead costs also contributed to $293,500 and $524,600 reductions in bid and proposal general and administrative expenses in the 13-week and 39-week periods ended June 27, 2010, respectively, as compared to the 13-week and 39-week periods ended June 28, 2009. Our unallowable general and administrative expense for which we cannot seek reimbursement under most of our government contracts, largely litigation expenses, decreased by $535,100 and $676,000 in the 13-week and 39-week periods ended June 27, 2010, respectively, as compared to the 13-week and 39-week periods ended June 28, 2009. This was largely the result of settling our litigation in March 2010 with Timothy Looney, the original owner of Optex, our discontinued subsidiary. Given this settlement, we expect that the dollar magnitude of our unallowable general and administrative expense is likely to continue to decline in subsequent periods, as compared to prior year periods. Our general and administrative service expense in the 13-week and 39-week periods ended June 27, 2010, largely accounting expenses, also decreased $82,500 and $218,800, respectively, compared to the 13-week and 39-week periods ended June 28, 2009. Since our total revenues for the fiscal 2010 periods increased compared to those of the fiscal 2009 periods, the magnitude of our decrease in absolute dollars of general and administrative expense in the 13-week and 39-week periods ended June 27, 2010 as compared to the absolute dollars of general and administrative expense in the 13-week and 39-week periods ended June 28, 2009 also resulted in general and administrative expense as a percentage of total revenue being substantially decreased in the current fiscal year periods.
Research and Development Expense. Research and development expense consists of wages and related benefits for our research and development staff, independent contractor consulting fees and subcontractor and vendor expenses directly incurred in support of internally funded research and development projects, plus associated overhead expenses. Research and development expense for the 13-week and 39-week periods ended June 27, 2010, as compared to the 13-week and 39-week periods ended June 28, 2009, is shown in the following tables:

	Research and
	Development	Percentage of
13-Week Comparisons	Expense	Total Revenue
13 weeks ended June 28, 2009	$531,300	19%
Dollar increase in current comparable 13 weeks	123,900

13 weeks ended June 27, 2010	$655,200	18%
Percentage increase in current 13 weeks	23%

	Research and
	Development	Percentage of
39-Week Comparisons	Expense	Total Revenue
39 weeks ended June 28, 2009	$1,318,000	16%
Dollar increase in current comparable 39 weeks	693,400

39 weeks ended June 27, 2010	$2,011,400	21%
Percentage increase in current 39 weeks	53%

The increase in research and development expense in the fiscal 2010 periods as compared to the fiscal 2009 periods is largely related to labor deployment issues in the respective fiscal periods. We use the same technical staff for both internal and customer funded research and development projects, as well as the preparation of technical proposals, so the availability of direct labor in terms of man hours and skill mix has a strong bearing on the amount of internally funded research and development expense we undertake in any given period. We used less of our direct labor on funded contracts in the current fiscal year periods than the prior fiscal year periods, contributing to greater labor deployment and associated expense to research and development expense in the fiscal 2010 periods. This increase may have been greater had it not been for the deployment of $336, 600 of labor and associated overhead to capital projects related to our COTI product. Generally, this difference in labor deployment does not reflect any trends, but rather is tied to specific milestones of both funded and internal research projects. Accordingly, the absolute dollar increases in research and development expense in the fiscal 2010 periods as compared to the fiscal 2009 periods reflect these milestones, rather than a change in priorities related to internally funded research and development.
Gain On Sale or Disposal of Assets. We recorded a gain on sale or disposal of assets of $8,640,800 in the 39-week period ended June 28, 2009, largely as a result of our Patent Sale and License. In the 39-week period ended June 27, 2010, our gain on sale or disposal of assets was only $12,600.
Interest Expense. Our interest expense for the 13-week and 39-week periods ended June 27, 2010, as compared to the 13-week and 39-week periods ended June 28, 2009 is shown in the following tables:

13-Week Comparisons	Interest Expense
13 weeks ended June 28, 2009	$218,400
Dollar increase in current comparable 13 weeks	418,100

13 weeks ended June 27, 2010	$636,500
Percentage increase in current 13 weeks	191%

39-Week Comparisons	Interest Expense
39 weeks ended June 28, 2009	$1,458,100
Dollar decrease in current comparable 39 weeks	(575,500)

39 weeks ended June 27, 2010	$882,600
Percentage decrease in current 39 weeks	(39%)

The increase in interest expense in the 13-week period ended June 27, 2010 as compared to the 13-week period ended June 28, 2009 was primarily due to the issuance of our Debentures in that current period, for which no comparable debt existed in the prior period. The decline in interest expense in the 39-week period ended June 27, 2010 as compared to the 39-week period ended June 28, 2009 was primarily due to the reduction in our debt, and corresponding interest, that resulted from application of proceeds from the Patent Sale and License, the exchange of a portion of our debt for our Series A-2 Stock and the partial repayment of debt from proceeds of the Debenture Private Placement, partially offset by interest derived from the Debentures issued in the current year period.
Litigation Settlement Expense. In March 2010, we entered into the Looney Settlement Agreement, pursuant to which we agreed to pay Timothy Looney $50,000 and to issue to Mr. Looney a secured promissory note in the principal amount of $2,500,000 in settlement of litigation with Mr. Looney. We recorded the Secured Promissory Note in our consolidated financial statements for the 39-week period ended June 27, 2010 and extinguished the previously recorded expenses for litigation judgments related to these matters in the same period. The effectiveness of the Looney Settlement Agreement was conditioned upon our receipt of consents from our senior creditors, Summit and Longview. As one of the conditions of obtaining Longview’s Consent, we agreed to issue to Longview equity securities with a value of $825,000 (the “Waiver Securities”) in consideration for Longview’s waiver of potential future entitlement to all accumulated, but undeclared and unpaid, dividends on our Series A-1 Stock and our Series A-2 Stock held by Longview from the respective dates of issuance of the Series A-1 Stock and Series A-2 Stock through July 15, 2010. The Waiver Securities were issued to Longview on April 30, 2010 in the form of 27,500 shares of a newly created Series C Convertible Preferred Stock. We recorded the expense of the Waiver Securities in the 39-week period ended June 27, 2010. In connection with Longview’s consent for the Looney Settlement Agreement, the Company and Longview entered into an Agreement, Consent and Waiver (the “Longview Agreement”) pursuant to which the Company and Longview made certain agreements related to such consent. One of those agreements was that if the Company did not arrange for a third-party investor to purchase Longview’s holdings of the Company/s preferred stock on or before July 15, 2010, the Company was obligated to issue to Longview (a) non-voting equity securities, with terms junior to the Company’s Series B Convertible Preferred Stock, convertible into 1,000,000 shares of the Company’s common stock (the “Contingent Securities”) and (b) a two-year warrant to purchase 1,000,000 shares of the Company’s common stock at an exercise price per share of $0.30 (the “Contingent Warrant”). The terms of the Contingent Securities and the Contingent Warrant were mutually agreed upon by the parties such that the Contingent Securities were to consist of 10,000 shares of Series C Convertible Preferred Stock convertible into 1,000,000 shares of common stock, subject to receipt of stockholder approval for such issuance if required by Nasdaq. The Buyout did not occur on or before July 15, 2010, and stockholder approval for the issuance of the Contingent Securities in the form of Series C Stock was obtained on July 28, 2010. Accordingly, the Contingent Securities and Contingent Warrant were issued to Longview in August 2010. The Company recorded a $450,000 expense for the obligation to issue the Contingent Securities and the Contingent Warrant in the 13-week and 39-week periods ended June 27, 2010. The net effect of these various expenses was an aggregate recording of $450,000 and $2,270,700 as a litigation settlement expense in the 13-week and 39-week periods ended June 27, 2010, respectively. No comparable expense was incurred in the 13-week and 39-week periods ended June 28, 2009. (See Note 3 of the Condensed Notes to the Consolidated Financial Statements).
Income From Discontinued Operations. As a result of the Optex Asset Sale, in the 39-week period ended June 28, 2009, we realized a gain on Optex’s discontinued operations of $58,400, reflecting results for the interval from September 29, 2008 through October 14, 2008, the date of the Optex Asset Sale. Since Optex had no operations subsequent to the Optex Asset Sale, no comparable result from discontinued operations was recognized in the 13-week and 39-week periods ended June 27, 2010.

Net Income (Loss). Our net income (loss) for the 13-week and 39-week periods ended June 27, 2010, as compared to the 13-week and 26-week periods ended June 28, 2009, is shown in the following tables:

13-Week Comparisons	Net Income (Loss)
13 weeks ended June 28, 2009	$(2,544,900)
Dollar change in current comparable 13 weeks	(80,500)

13 weeks ended June 27, 2010	$(2,625,400)
Percentage increase for current 13 weeks	3%

39-Week Comparisons	Net Income (Loss)
39 weeks ended June 28, 2009	$469,000
Dollar change in current comparable 39 weeks	(8,230,700)

39 weeks ended June 27, 2010	$(7,761,700)
Percentage increase for current 39 weeks	(1,755%)
Our net income in the 39-week period ended June 28, 2009 was substantially the result of our gain on sale or disposal of assets resulting from our non-recurring Patent Sale and License in March 2009. The absence of a comparable-sized gain in the 39-week period ended June 27, 2010 was the principal cause for the change in our results for the current fiscal year period compared to the 39-week period ended June 28, 2009. The net loss in the 13-week period ended June 27, 2010 increased because of the increase in interest expense discussed above and the litigation settlement expense of $450,000. Also, the net loss in the 13-week and 39-week periods ended June 27, 2010 were partially reduced by the decline in general and administrative expense in the 13-week and 39-week periods ended June 27, 2010 discussed above.
Liquidity and Capital Resources
Our liquidity did not change substantially in the first 39 weeks of fiscal 2010 in terms of absolute dollars of our consolidated cash and cash equivalents, but did exhibit a more substantial change in terms of absolute dollars of our working capital deficit as shown in the following table:

	Cash and	Working
	Cash Equivalents	Capital (Deficit)
September 27, 2009	$125,700	$(6,271,300)
Dollar change in the 39 weeks ended June 27, 2010	29,200	(1,601,300)

June 27, 2010	$154,900	$(7,872,600)
Percentage change in the 39 weeks ended June 27, 2010	23%	(26%)
The aggregate of our non-cash expenses in the 39 weeks ended June 27, 2010 was $4,163,300, largely consisting of non-cash litigation settlement expense and depreciation and amortization expense, and to a lesser extent, non-cash employee retirement plan contributions, non-cash provision for allowance for inventory valuation, non-cash interest expense, change in fair value of derivative instruments and non-cash stock-based compensation. These non-cash expenses partially offset the use of cash derived from our net loss and various timing effects and resulted in an operational use of cash in the amount of $2,462,400 in the 39-week period ended June 27, 2010. These and other uses of cash, including property and equipment expenditures of $781,800 and a reduction of $381,000 in factoring advances against receivables, were offset by $2,049,500 of net proceeds from our preferred stock financing, $1,651,300 from our debenture unit financing and $303,300 of net proceeds from our common stock unit financing in the current fiscal year period, resulting in the net $29,200 increase of cash in the 39-week period ended June 27, 2010.

During a portion of the 39 weeks ended June 27, 2010, we continued to incur fees and expenses in the lawsuits related to the ongoing disputes with Mr. Looney and his affiliated entity. In that period, these fees and expenses amounted to an aggregate of $336,300. In March 2010, we settled these lawsuits with Mr. Looney and his affiliated entity in consideration of our payment of $50,000 in cash and issuance of a $2.5 million 27-month secured promissory note to Mr. Looney. (See Note 3 of the Condensed Notes to the Consolidated Financial Statements). Debt service on this note will have a material adverse effect on our future liquidity so long as the note remains outstanding.
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
The increase in the working capital deficit in the 39-week period ended June 27, 2010 was largely the result of the impact of our net loss partially offset by the net proceeds from our preferred stock, debenture unit and common stock unit financings in the current period. Deployment of the net proceeds from those financings allowed us to reduce our factoring advances against receivables by $381,000 in the 39-week period ended June 27, 2010. At June 27, 2010, our factoring lender had advances of approximately $604,800 to us.
At June 27, 2010, our funded backlog was approximately $10.6 million. We expect, but cannot guarantee, that a substantial portion of our funded backlog at June 27, 2010 will result in revenue recognized in the next twelve months, provided that we are able to enhance our liquidity to meet our working capital requirements. In addition, our government research and development contracts and product purchase orders typically include unfunded backlog, which is funded when the previously funded amounts have been expended or product delivery schedules are released. As of June 27, 2010, our total backlog, including unfunded portions, was approximately $31.4 million.
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
We anticipate that we will need to raise additional funds in the near future to meet our continuing obligations.

Off-Balance Sheet Arrangements
Our conventional operating leases are either immaterial to our financial statements or do not contain the types of guarantees, retained interests or contingent obligations that would require their disclosure as an “off-balance sheet arrangement” pursuant to Regulation S-K Item 303(a)(4). As of June 27, 2010 and September 27, 2009, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations and Commitments
Debt. At June 27, 2010, we had approximately $5,415,300 of debt, which consisted of (i) a secured promissory note payable to Longview, described more fully below, the principal amount of which was reduced from $2.1 million to approximately $163,100 through partial exchange of such debt pursuant to the credit bid that effectuated the Optex Asset Sale and partial repayment from proceeds of the Patent Sale and License and the Debenture Private Placement; (ii) unsecured convertible and non-convertible debentures issued in the Debenture Private Placement with an aggregate principal balance of $2,752,200; and (iii) a $2,500,000 secured subordinated promissory note payable to Timothy Looney pursuant to settlement of litigation, described more fully below. We also had contingent secured subordinated notes originally issued in the aggregate principal amount of $1,115,000 (the “Contingent Notes”), which were issued in connection with our November 2007 debt restructuring, described more fully below. Of the principal amount of the Contingent Notes, only $9,400 remained potentially outstanding as of June 27, 2010.
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
In November 2007, we restructured all of our debt obligations with Longview and Alpha. In consideration for this debt restructuring, we issued the Contingent Notes to Longview and Alpha in the aggregate principal amount of $1.0 million and $115,000, respectively, which Contingent Notes do not accrue interest, and in general, are not due and payable until September 30, 2010. The Contingent Notes will be discharged (and cancelled) in pro rata proportion to the amount that the total indebtedness owed to Longview and Alpha is repaid in full by September 30, 2010. If the total principal and accrued interest payable to Longview and Alpha on existing obligations is repaid in full, then the Contingent Notes will be cancelled in their entirety. The Contingent Notes are secured by substantially all of our assets. The reduction of our obligations to Longview and Alpha pursuant to the Optex Asset Sale, the Patent Sale and License, the exchange and cancellation of debt for the issuance of Series A-2 Preferred Stock and repayments in connection with the Debenture Private Placement has correspondingly reduced our potential obligations under the Contingent Notes to approximately $9,400 at June 27, 2010, which has not been recorded in our accounts due to its contingent nature. This residual balance under the Contingent Notes only relates to obligations due to Longview, inasmuch as the debt obligations to Alpha have been fully paid.

In March 2010, we sold and issued convertible debenture units (the “Units”) with an aggregate principal balance of $2,752,200 in two closings of a private placement (the “Debenture Private Placement”). Each Unit is comprised of (i) one one-year, unsecured convertible debenture with a principal repayment obligation of $5,000 (the “Convertible Debenture”) that is convertible at the election of the holder into shares of our common stock at a conversion price of $0.40 per share (the “Principal Conversion Shares”); (ii) one one-year, unsecured non-convertible debenture with a principal repayment obligation of $5,000 that is not convertible into common stock (the “Non-Convertible Debenture” and, together with the Convertible Debenture, the “Debentures”); and (iii) a five-year warrant to purchase 3,125 shares of our common stock (the “Debenture Investor Warrant”). The conversion price applicable to the Debentures and the exercise price applicable to the Debenture Investor Warrants is $0.40 per share. The Debentures bear simple interest at a rate per annum of 20% of their original principal value. Interest on the Debentures accrues and is payable quarterly in arrears and is convertible at our election into shares of our common stock at a conversion price of $0.40 per share. We elected to pay the first quarterly interest due in June 2010 on the Debentures in the amount of $138,800 through conversion into 346,800 shares of our common stock. The conversion price of the Debentures is subject to adjustment for stock splits, stock dividends, recapitalizations and the like. We may repay any unpaid and unconverted principal amount of the Debentures in cash prior to maturity at 110% of such principal amount.
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
Capital Lease Obligations. We had no outstanding principal balance on capital lease obligations at June 27, 2010.
Operating Lease Obligations. We have various operating leases covering equipment and facilities located in Costa Mesa, California.

Deferred Compensation. We have a deferred compensation plan, the Executive Salary Continuation Plan (the “ESCP”), for select key employees. Benefits payable under the ESCP are established on the basis of years of service with the Company, age at retirement and base salary, subject to a maximum benefits limitation of $137,000 per year for any individual. The ESCP is an unfunded plan. The recorded liability for future expense under the ESCP is determined based on expected lifetime of participants using Social Security mortality tables and discount rates comparable to that of rates of return on high quality investments providing yields in amount and timing equivalent to expected benefit payments. At the end of each fiscal year, we determine the assumed discount rate to be used to discount the ESCP liability. We considered various sources in making this determination for fiscal 2009, including the Citigroup Pension Liability Index, which at September 30, 2009 was 5.54%. Based on this review, we used a 5.5% discount rate for determining the ESCP liability at September 27, 2009. There are presently two of our retired executives who are receiving benefits aggregating $184,700 per annum under the ESCP. As of June 27, 2010, $1,059,700 has been accrued in the accompanying consolidated balance sheet for the ESCP, of which amount $184,700 is a current liability we expect to pay during the remainder of fiscal 2010 and the first three quarters of fiscal 2011.
Stock-Based Compensation
Aggregate stock-based compensation for the 39-week periods ended June 27, 2010 and June 28, 2009 was $60,900 and $113,000, respectively, and was attributable to the following:

	39 Weeks Ended	39 Weeks Ended
	June 27, 2010	June 28, 2009
Cost of contract research and development revenue	$13,900	$30,900
General and administrative expense	47,000	82,100

	$60,900	$113,000

All transactions in which goods or services are the consideration received for equity instruments issued to non-employees are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of any such equity instrument is the earliest to occur of (i) the date on which the third-party performance is complete, (ii) the date on which it is probable that performance will occur, or (iii) if different, the date on which the compensation has been earned by the non-employee. In the 39-week period ended June 27, 2010, we issued warrants to purchase an aggregate of 350,000 shares of our common stock, valued at $119,000, to an investment banking firm for a one-year extension of an agreement for said firm to assist us in raising additional capital and to provide financial advisory services.
We calculate stock option-based compensation by estimating the fair value of each option granted using the Black-Scholes option valuation model and various assumptions that are described in Note 1 of the Condensed Notes to Consolidated Financial Statements included in this report. Once the compensation cost of an option is determined, we recognize that cost on a straight-line basis over the requisite service period of the option, which is typically the vesting period for options granted by us. We calculate compensation expense of both vested and nonvested stock grants by determining the fair value of each such grant as of their respective dates of grant using our stock price at such dates with no discount. We recognize compensation expense on a straight-line basis over the requisite service period of a nonvested stock award.

For the 13-week and 39-week periods ended June 27, 2010, stock-based compensation included compensation costs attributable to such periods for those options that were not fully vested upon adoption of ASC 718, Compensation — Stock Compensation, adjusted for estimated forfeitures. We have estimated forfeitures to be 7%, which reduced stock-based compensation cost by $300 in the 39-week period ended June 27, 2010. There were no grants of options made in the 13-week and 39-week periods ended June 27, 2010. Aggregate awards of 0 and 1,800 shares of vested stock were made to employees in the 13-week and 39-week periods ended June 27, 2010, respectively. During the 13-week and 39-week periods ended June 28, 2009, options to purchase 110,000 and 122,000 shares of our common stock were granted, respectively, and awards of 0 and 1,600 shares of vested stock were made to employees, respectively.
At June 27, 2010, the total compensation costs related to nonvested option awards not yet recognized was $1,900. The weighted-average remaining vesting period of nonvested options at June 27, 2010 was 0.7 years.

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
(b) Changes to Internal Control over Financial Reporting. We believe that the increasing experience of our staff in working with enhanced resources and new procedures have produced improvements to our internal controls over financial reporting over the last several fiscal years. However, the extent of improvement in the first 39 weeks of fiscal 2010 has been relatively modest, largely modification or expansion of internal process documentation, reflecting what we believe were significant improvements in prior periods. We have also increased our testing of our internal controls during the first 39 weeks of fiscal 2010. Notwithstanding such improvement to date, we believe that we will have to further strengthen our financial resources if we undertake the additional growth that we have stated that we seek or if we consummate further complex transactions. We cannot guarantee that our actions in the future will be sufficient to accommodate possible future growth or complex transactions, or that such actions will not prevent material weaknesses in our internal controls over financial reporting. Furthermore, we do not presently have the financial resources and infrastructure to address our future plans, which puts us at risk of future material weaknesses.
We have undertaken, and will continue to undertake, an effort for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. This effort, under the direction of senior management, includes the documentation, testing and review of our internal controls. During the course of these activities, we have identified other potential improvements to our internal controls over financial reporting, including some that we have implemented in the first three quarters of fiscal 2010, largely the modification or expansion of internal process documentation noted above, and some that we are currently evaluating for possible future implementation. We expect to continue documentation, testing and review of our internal controls on an on-going basis and may identify other control deficiencies, possibly including material weaknesses, and other potential improvements to our internal controls in the future. We cannot guarantee that we will remedy any potential material weaknesses that may be identified in the future, or that we will continue to be able to comply with Section 404 of the Sarbanes-Oxley Act.
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
We will need to raise additional capital in the near future to fund our operations, and if such capital is not be available to us on terms that are acceptable to us, on a timely basis or at all, our viability will be threatened and we may be forced to discontinue our operations. Except for fiscal 2009, in which we realized substantial income from the Patent Sale and License, the deconsolidation of the balance sheet of Optex due to its bankruptcy and a significant reduction of potential future pension expenses, we have historically experienced significant net losses and significant negative cash flows from operations or other uses of cash. As of June 27, 2010 and September 27, 2009, our cash and cash equivalents were $154,900 and $125,700, respectively, and our working capital deficit during such periods was $7.9 million and $6.3 million, respectively. To offset the effect of negative net cash flows, we have historically funded a portion of our operations through multiple equity and debt financings, and to a lesser extent through receivable financing. Our revenues were reduced in fiscal 2009 partially due to our liquidity limitations, which may continue to adversely affect our revenues in the future. We anticipate that we will require additional capital to meet our working capital needs and fund our operations. We cannot assure you that any additional capital from financings or other sources will be available on a timely basis, on acceptable terms, or at all, or that the proceeds from any financings will be sufficient to address our near term liquidity requirements. If we are not able to obtain additional capital in the near future, we anticipate that our business, financial condition and results of operations will be materially and adversely affected and we may be forced to discontinue our operations.

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
Our common stock may be delisted by the Nasdaq Capital Market if we cannot maintain Nasdaq’s listing requirements, which could limit your ability to sell shares of common stock and could limit our ability to raise additional capital. We are not currently in compliance with the $1.00 minimum bid price requirement of the Nasdaq Capital Market and have historically failed to meet that requirement from time to time. On September 15, 2009, we received a written notice from Nasdaq of our present lack of compliance with this requirement and were given until March 15, 2010 to regain compliance. We did not meet the minimum bid requirements by such date, and we received a delisting notice from Nasdaq that we then appealed pursuant to Nasdaq’s rules. A hearing on our appeal was held on May 6, 2010 before a Nasdaq Hearing Panel, and on June 8, 2010, we received a notice from Nasdaq that we had been granted an extension to evidence a closing bid price for our common stock of $1.00 per share or more for a minimum of ten consecutive trading days on or before September 13, 2010. To this end, we sought and obtained stockholder approval on July 28, 2010 to effectuate a reverse stock split in a ratio sufficient to meet the $1.00 bid price requirement for continued listing, but we cannot assure you that we will implement such authority, or if implemented, that we will regain compliance with Nasdaq’s minimum $1.00 per share trading rule. On January 14, 2009, we also received written notice from Nasdaq of our lack of compliance with a Nasdaq Marketplace Rule that requires us to have a minimum of $2,500,000 in stockholders’ equity or $35,000,000 market value of listed securities or $500,000 of net income from continuing operations for our most recently completed fiscal year or two of our three most recently completed fiscal years. We ultimately regained compliance with this requirement in October 2009. We cannot assure you that we will be able to satisfy Nasdaq’s listing maintenance requirements in the future, or be able to maintain our listing on the Nasdaq Capital Market. If our common stock is delisted from the Nasdaq Capital Market, the market for your shares may be limited, and as a result, you may not be able to sell your shares at an acceptable price, or at all. In addition, a delisting may make it more difficult or expensive for us to raise additional capital in the future. A delisting would also constitute a default under our Longview agreements.

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
Since 2006, we have engaged in multiple financings, which have significantly diluted existing stockholders and will likely result in substantial additional dilution in the future. Assuming conversion of all of our existing convertible securities and exercise in full of all options and warrants outstanding as of June 27, 2010, an additional approximate 23.4 million shares of our common stock would be outstanding, as compared to the approximately 24.6 million shares of our common stock that were issued and outstanding at that date. Since the start of fiscal 2008 through June 27, 2010, we have issued approximately 21.9 million shares of our common stock, largely to fund our operations, resulting in significant dilution to our existing stockholders. On August 26, 2008, pursuant to approval of our stockholders, we amended our Certificate of Incorporation to increase our authorized common stock issuable for any purpose from 80,000,000 shares to 150,000,000 shares, which further increased the potential for significant dilution to our existing stockholders. Our secured bridge note financing in November 2008 through February 2009 resulted in the automatic application of price anti-dilution features in our existing securities, which in conjunction with other issuances, substantially increased the potential fully diluted number of shares of our common stock. The Series A-2 Stock that we issued in April 2009 in exchange for convertible notes, resulting in the cancellation of $1 million of debt, as well as the shares of common stock that we issued to the bridge financing investors in April 2009, the Series B Stock and common stock warrants that we issued in September 2009, the convertible debentures and warrants that we issued in our debenture financing in March 2010, the Series C Stock that we issued in April 2010 and the common stock and common stock warrants that we issued in June 2010 further diluted interests of existing stockholders, such that our potential fully diluted number of shares of our common stock is approximately 48.0 million as of June 27, 2010. Subsequent to June 27, 2010, our fully diluted common stock position increased further pursuant to the issuance of the Contingent Securities and Contingent Warrant to Longview in August 2010 and the price adjustment of the Series A-1 Stock and Series A-2 Stock resulting from the 2nd Close of the Common Stock Private Placement in July 2010. We anticipate we will pursue additional financings in the future. Any additional equity or convertible debt financings in the future could result in further dilution to our stockholders. Existing stockholders also will suffer significant dilution in ownership interests and voting rights and our stock price could decline as a result of potential future application of price anti-dilution features of our Series A-1 Stock and Series A-2 Stock and certain warrants, if not waived.

Significant sales of our common stock in the public market will cause our stock price to fall. The average trading volume of our shares in June 2010 was approximately 82,700 shares per day, compared to the approximately 24.6 million shares outstanding and the additional approximate 23.4 million shares potentially outstanding on a fully diluted basis at June 27, 2010. Other than volume limitations imposed on our affiliates, most of the issued shares of our common stock are freely tradable. If the holders of the freely tradable shares were to sell a significant amount of our common stock in the public market, the market price of our common stock would likely decline. If we raise additional capital in the future through the sale of shares of our common stock to private investors, we may, subject to existing restrictions lapsing or being waived, agree to register these shares for resale on a registration statement as we have done in the past. Upon registration, these additional shares would become freely tradable once sold in the public market, assuming the prospectus delivery and other requirements were met by the sellers, and, if significant in amount, such sales could further adversely affect the market price of our common stock. We have filed a registration statement covering the resale of approximately 2.5 million shares of our common stock issued or issuable upon conversion of Series B Stock. The sale of a large number of shares of our common stock also might make it more difficult for us to sell equity or equity-related securities in the future at a time and at the prices that we deem appropriate.
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
Enforcement of an anticipated final judgment could threaten our financial viability. Investors that originally financed our acquisition of Optex filed a motion for summary judgment against us regarding alleged unpaid obligations under a December 2006 settlement agreement between us and them and, although the motion was granted in January 2010, the judgment has not yet been entered as of the date of this report. We have recorded approximately $1.2 million of expense in our financial statements related to these obligations at June 27, 2010, which we expect to be the approximate amount of this judgment when it is entered. We have attempted to settle this dispute with the plaintiffs, but with no success to date. If the plaintiffs attempt to enforce collection of the expected final judgment, rather than entering into some kind of manageable settlement agreement, our financial condition could be materially and adversely impacted and our ability to continue our operations could be threatened.
Our 2008 Reverse Split has had, and may continue to have, a material adverse effect on our market capitalization. While our 2008 Reverse Split temporarily addressed Nasdaq’s minimum bid price standard at that time, our market capitalization as of June 27, 2010 dropped to only approximately $6.4 million and our market float decreased considerably. Adverse market reaction to the split may have contributed to the decline in our market capitalization that we have recently experienced. Such reaction and reduced market float and sales volume may result in further material adverse impact to our market capitalization and the market price of our common stock.
We have stockholder authority for an additional reverse stock split in ratios ranging from one-for-two to one-for-ten. As required by Nasdaq, in July 2010, we received stockholder authority to effectuate a reverse stock split to maintain our Nasdaq listing. If our Board elects to implement this authority, we cannot assure you of the impact such reverse stock split will have on our market capitalization and market price of our common stock. In order to meet the Nasdaq deadline of September 13, 2010 for regaining compliance with the $1.00 per share minimum bid price through effectuation of a reverse split, such action would have to be implemented in August 2010.

We have historically generated substantial losses, which, if continued, could make it difficult to fund our operations or successfully execute our business plan, and could adversely affect our stock price. Since our inception, we have generated net losses in most of our fiscal periods. We experienced a net loss of approximately $21.6 million for fiscal 2008, including the non-recurring charges associated with the retirement of $15 million of debt owed to Longview and Alpha as a result of the Optex Asset Sale. Had it not been for the gains from the Patent Sale and License, the deconsolidation of Optex due to its bankruptcy and a significant reduction of potential future pension expenses, we would have experienced a substantial net loss in fiscal 2009 as well. We experienced a net loss of approximately $7.8 million in our first three quarters of fiscal 2010. We cannot assure you that we will be able to achieve or sustain profitability in the future. In addition, because we have significant expenses that are fixed or difficult to change rapidly, we generally are unable to reduce expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. We are dependent on support from subcontractors to meet our operating plans and susceptible to losses when such support is delayed. Such factors could cause us to continue to experience net losses in future periods, which will make it difficult to fund our operations and achieve our business plan, and could cause the market price of our common stock to decline.
Our government-funded research and development business depends on a limited number of customers, and if any of these customers terminate or reduce their contracts with us, or if we cannot obtain additional government contracts in the future, our revenues will decline and our results of operations will be adversely affected. For fiscal 2009, approximately 33% of our total revenues were generated from research and development contracts with the U.S. Air Force and approximately 16% of our total revenues were generated from research and development contracts with the U.S. Army. For the first three quarters of fiscal 2010, approximately 28%, 20% and 19% of our total revenues were generated from research and development contracts with certain classified U. S. government agencies, the U. S. Army and Optics 1, Inc., a defense contractor, respectively. Although we ultimately plan to shift our focus to include the commercialization of our technology, we expect to continue to be dependent upon research and development contracts with federal agencies and their contractors for a substantial portion of our revenues for the foreseeable future. Our dependency on a few contract sources increases the risks of disruption in this area of our business or significant fluctuations in quarterly revenue, either of which could adversely affect our consolidated revenues and results of operations.
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
If we are not able to commercialize our technology, we may not be able to increase our revenues or achieve or sustain profitability. Since commencing operations, we have developed technology, principally under government research contracts, for various defense-based applications. However, since our margins on government contracts are generally limited, and our revenues from such contracts are tied to government budget cycles and influenced by numerous political and economic factors beyond our control, and are subject to our ability to win additional contracts, our long-term prospects of realizing significant returns from our technology or achieving and maintaining profitability will likely also require penetration of commercial markets. In prior years, we have made significant investments to commercialize our technologies without significant success. These efforts included the purchase and later shut down of a manufacturing line co-located at an IBM facility, the formation of the Novalog, MSI, Silicon Film, RedHawk and iNetWorks subsidiaries and the development of various stacked-memory products intended for commercial markets in addition to military and aerospace applications. These investments have not resulted in consolidated profitability to date, other than the profit realized in fiscal 2009 largely from the significant gains described above, and a majority of our total revenues for fiscal 2008, fiscal 2009 and the first three quarters of fiscal 2010 were still generated from governmental customers. Furthermore, the Optex Asset Sale has eliminated a substantial future contributor to our consolidated revenues.
The significant overseas military operations may require diversions of government research and development funding, thereby causing disruptions to our contracts or otherwise adversely impact our revenues. In the near term, the funding of significant U.S. military operations may cause disruptions in funding of government contracts. Since military operations of substantial magnitude are not routinely included in U.S. defense budgets, supplemental legislative funding actions are required to finance such operations. Even when such legislation is enacted, it may not be adequate for ongoing operations, causing other defense funding sources to be temporarily or permanently diverted. Such diversion could produce interruptions in funding or delays in receipt of our research and development contracts, causing disruptions and adverse effects to our operations. In addition, concerns about international conflicts and the effects of terrorist and other military activity have resulted in unsettled worldwide economic conditions. These conditions make it difficult for our customers to accurately forecast and plan future business opportunities, in turn making it difficult for us to plan our current and future allocation of resources and increasing the risks that our results of operations could be adversely affected.

If we fail to scale our operations adequately, we may be unable to meet competitive challenges or exploit potential market opportunities, and our business could be materially and adversely affected. After giving effect to Optex as a discontinued operation, our consolidated total revenues in fiscal 2008, fiscal 2009 and the first three quarters of fiscal 2010 were $16.7 million, $11.5 million and $9.5 million, respectively. In order to absorb the recurring expenses of a publicly reporting company and remain profitable, we will need to materially grow our consolidated total revenues and/or substantially reduce our operating expenses. Such challenges are expected to place a significant strain on our management personnel, infrastructure and resources. To implement our current business and product plans, we will need to expand, train, manage and motivate our workforce, and expand our operational and financial systems, as well as our manufacturing and service capabilities. All of these endeavors will require additional capital and substantial effort by our management. If we are unable to effectively manage changes in our operations, we may be unable to scale our business quickly enough to meet competitive challenges or exploit potential market opportunities, and our current or future business could be materially and adversely affected.
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

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price. Our fiscal 2005, fiscal 2006 and fiscal 2007 audits revealed material weaknesses in our internal controls over financial reporting, including the failure of such controls to identify the need to record a post-employment obligation for our Executive Salary Continuation Plan, which resulted in a restatement of our financial statements. We believe these types of material weaknesses relate primarily to the size and depth of our accounting staff. We have attempted to address these material weaknesses by expanding our staff and reassigning responsibilities and, based on information available to us as of the date of this report, we believe that we have remediated this condition as of September 28, 2008 and September 27, 2009. Our testing of our belief will be conducted pursuant to Section 404(a) of the Sarbanes-Oxley Act in fiscal 2010 and beyond. Such testing may ultimately reveal that previously identified material weaknesses have not been remediated or that new material weaknesses have developed. Furthermore, we do not presently have the financial resources and infrastructure to address our future plans, which puts us at risk of future material weaknesses. We are in the process of documenting and testing our internal control processes in order to satisfy the requirements of Section 404(a) of the Sarbanes-Oxley Act, which requires annual management assessments and a written report on the effectiveness of our internal controls over financial reporting. During the course of our testing, we may identify other significant deficiencies or material weaknesses, in addition to the ones previously identified, which we may not be able to remediate in time to meet future deadlines imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404(a). In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we will not be able to conclude that we have effective internal controls over financial reporting in accordance with Section 404(a) of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could cause investors to lose confidence in our reported financial information, which could result in a decline in the market price of our common stock, and cause us to fail to meet our reporting obligations in the future.
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
Our Patent Sale and License has removed barriers to competition. We sold most of our then-issued and pending patents pursuant to the Patent Sale and License. Although we retain a worldwide, royalty-free, non-exclusive license to use the patented technology that we sold in our business, the purchaser of our patent assets is entitled to use those patents for any purpose, including possible competition with us. We treat technical data as confidential and generally rely on internal nondisclosure safeguards, including confidentiality agreements with employees, and on laws protecting trade secrets, to protect our proprietary information and maintain barriers to competition. However, we cannot assure you that these measures will adequately protect the confidentiality of our proprietary information or that others will not independently develop products or technology that are equivalent or superior to ours.
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

3.3
Certificate of Elimination of the Series B Convertible Cumulative Preferred Stock, Series C Convertible Cumulative Preferred Stock, Series D Convertible Preferred Stock and Series E Convertible Preferred Stock (3)

3.4		Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series A-1 10% Cumulative Convertible Preferred Stock (4)

3.5		Certificate of Amendment of Certificate of Incorporation to increase the authorized shares of the Corporation’s common stock and the authorized shares of the Corporation’s Preferred Stock (5)

3.6		Certificate of Amendment of Certificate of Incorporation to reclassify, change, and convert each ten (10) outstanding shares of the Corporation’s common stock into one (1) share of common stock (6)

3.7		Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series A-2 10% Cumulative Convertible Preferred Stock (7)

3.8		Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series B Convertible Preferred Stock (8)

3.9		Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series C Convertible Preferred Stock (9)

10.1		Agreement, Consent and Waiver dated April 9, 2010 by and between Irvine Sensors Corporation and Longview (10)

10.2		Secured Promissory Note to Timothy Looney dated April 14, 2010 (11)

10.3	†	Security Agreement to Timothy Looney dated April 14, 2010 (12)

10.4	†	Intellectual Property Security Agreement to Timothy Looney dated April 14, 2010 (13)

10.5		Clarification dated April 27, 2010 between Irvine Sensors Corporation and Longview (14)

10.6	June 8, 2010 Waiver of Letter of Intent requirement of Agreement, Consent and Waiver dated April 9, 2010 by and between Irvine Sensors Corporation and Longview

10.7	Form of Subscription Agreement for Common Stock Unit Financing

10.8	Form of Investor Common Stock Warrant for Common Stock Unit Financing

10.9	Form of Placement Agent Common Stock Warrant for Common Stock Unit Financing

10.10	Form of Common Stock Warrant issued to Longview on August 2, 2010

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003

(2)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on September 21, 2007.

(3)	Incorporated by reference to Exhibit 3.3 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on April 18, 2008.

(4)	Incorporated by reference to Exhibit 3.4 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on April 18, 2008.

(5)	Incorporated by reference to Exhibit 3.5 to the Registrant’s Current Report on Form 8-K filed on August 27, 2008.

(6)	Incorporated by reference to Exhibit 3.6 to the Registrant’s Current Report on Form 8-K filed on August 27, 2008.

(7)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on March 24, 2009.

(8)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 1, 2009.

(9)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 4, 2010.

(10)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 15, 2010.

(11)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 15, 2010.

(12)	Incorporated by reference to Exhibit 10.6 filed with the Registrant’s Quarterly Report on Form 10-Q as filed with the SEC on May 12, 2010.

(13)	Incorporated by reference to Exhibit 10.7 filed with the Registrant’s Quarterly Report on Form 10-Q as filed with the SEC on May 12, 2010.

(14)	Incorporated by reference to Exhibit 10.13 filed with the Registrant’s Quarterly Report on Form 10-Q as filed with the SEC on May 12, 2010.

†	Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions were omitted from this exhibit and filed separately with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Irvine Sensors Corporation (Registrant)
Date: August 11, 2010	By:	/s/ John J. Stuart, Jr.
John J. Stuart, Jr.
Chief Financial Officer (Principal Financial and Chief Accounting Officer)

Exhibit Index

3.1		Certificate of Incorporation of the Company, as amended (1)

3.2		By-laws, as amended and currently in effect (2)

3.3
Certificate of Elimination of the Series B Convertible Cumulative Preferred Stock, Series C Convertible Cumulative Preferred Stock, Series D Convertible Preferred Stock and Series E Convertible Preferred Stock (3)

3.4		Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series A-1 10% Cumulative Convertible Preferred Stock (4)

3.5		Certificate of Amendment of Certificate of Incorporation to increase the authorized shares of the Corporation’s common stock and the authorized shares of the Corporation’s Preferred Stock (5)

3.6		Certificate of Amendment of Certificate of Incorporation to reclassify, change, and convert each ten (10) outstanding shares of the Corporation’s common stock into one (1) share of common stock (6)

3.7		Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series A-2 10% Cumulative Convertible Preferred Stock (7)

3.8		Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series B Convertible Preferred Stock (8)

3.9		Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series C Convertible Preferred Stock (9)

10.1		Agreement, Consent and Waiver dated April 9, 2010 by and between Irvine Sensors Corporation and Longview (10)

10.2		Secured Promissory Note to Timothy Looney dated April 14, 2010 (11)

10.3	†	Security Agreement to Timothy Looney dated April 14, 2010 (12)

10.4	†	Intellectual Property Security Agreement to Timothy Looney dated April 14, 2010 (13)

10.5		Clarification dated April 27, 2010 between Irvine Sensors Corporation and Longview (14)

10.6		June 8, 2010 Waiver of Letter of Intent requirement of Agreement, Consent and Waiver dated April 9, 2010 by and between Irvine Sensors Corporation and Longview

10.7		Form of Subscription Agreement for Common Stock Unit Financing

10.8		Form of Investor Common Stock Warrant for Common Stock Unit Financing

10.9		Form of Placement Agent Common Stock Warrant for Common Stock Unit Financing

10.10		Form of Common Stock Warrant issued to Longview on August 2, 2010

31.1		Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32		Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003

(2)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on September 21, 2007.

(3)	Incorporated by reference to Exhibit 3.3 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on April 18, 2008.

(4)	Incorporated by reference to Exhibit 3.4 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on April 18, 2008.

(5)	Incorporated by reference to Exhibit 3.5 to the Registrant’s Current Report on Form 8-K filed on August 27, 2008.

(6)	Incorporated by reference to Exhibit 3.6 to the Registrant’s Current Report on Form 8-K filed on August 27, 2008.

(7)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on March 24, 2009.

(8)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 1, 2009.

(9)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 4, 2010.

(10)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 15, 2010.

(11)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 15, 2010.

(12)	Incorporated by reference to Exhibit 10.6 filed with the Registrant’s Quarterly Report on Form 10-Q as filed with the SEC on May 12, 2010.

(13)	Incorporated by reference to Exhibit 10.7 filed with the Registrant’s Quarterly Report on Form 10-Q as filed with the SEC on May 12, 2010.

(14)	Incorporated by reference to Exhibit 10.13 filed with the Registrant’s Quarterly Report on Form 10-Q as filed with the SEC on May 12, 2010.

†	Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions were omitted from this exhibit and filed separately with the Securities and Exchange Commission.