Form 10-K
period 2010-10-03
IRVINE SENSORS CORP/DE/
filed 2010-12-17
CIK 357108

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 3, 2010
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
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held beneficially by non-affiliates of the registrant on March 26, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3.6 million, based on the closing sales price of the registrant’s common stock as reported by the Nasdaq Capital Market on that date (which was the market on which the common stock was traded at such time). For the purposes of the foregoing calculation only, all of the registrant’s directors, executive officers and holders of ten percent or greater of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

As of December 15, 2010, there were 35,135,301 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Information required by Items 10 through 14 of Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference to portions of the registrant’s definitive proxy statement for the registrant’s 2011 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended October 3, 2010. Except with respect to the information specifically incorporated by reference in this Form 10-K, the registrant’s definitive proxy statement is not deemed to be filed as a part of this Form 10-K.

IRVINE SENSORS CORPORATION

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED OCTOBER 3, 2010

Irvine Sensors®, Neo-Chiptm, Neo-Stack®, TOWHAWKtm, Novalogtm, Personal Miniature Thermal Viewertm, PMTV®, Cam-Noir®, Eagle Boardstm, Vaulttm, RedHawktm and Silicon MicroRing Gyrotm are among the Company’s trademarks. Any other trademarks or trade names mentioned in this report are the property of their respective owners.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this report, the terms “Irvine Sensors,” “Company,” “we,” “us” and “our” refer to Irvine Sensors Corporation (“ISC”) and its subsidiaries.

This report contains forward-looking statements regarding Irvine Sensors which include, but are not limited to, statements concerning our projected revenues, expenses, gross profit and income, mix of revenue, demand for our products, the need for additional capital, the outcome of existing litigation and any potential settlement of such litigation, our ability to obtain and successfully perform additional new contract awards and the related funding of such awards, market acceptance of our products and technologies, the competitive nature of our business and markets, the success and timing of new product introductions and commercialization of our technologies, product qualification requirements of our customers, our significant accounting policies and estimates, and the outcome of expense audits. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “estimates,” “should,” “may,” “will”, “with a view to” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Such factors include, but are not limited to the following:

•	our ability to obtain additional financing for working capital on acceptable terms in a timely manner or at all;

•	our ability to settle a pending judgment on existing litigation with FirstMark on acceptable terms;

•	our ability to continue as a going concern;

•	our ability to obtain critical and timely product and service deliveries from key vendors due to our working capital limitations, competitive pressures or other factors;

•	our ability to successfully execute our business plan and control costs and expenses;

•	our ability to obtain expected and timely bookings and orders resulting from existing contracts;

•	our ability to secure and successfully perform additional research and development contracts, and achieve greater contracts backlog;

•	our ability to fulfill our backlog;

•	governmental agendas, budget issues and constraints and funding or approval delays;

•	our ability to maintain adequate internal controls and disclosure procedures, and achieve compliance with Section 404(a) of the Sarbanes-Oxley Act;

•	our ability to introduce new products, gain broad market acceptance for such products and ramp up manufacturing in a timely manner;

•	new products or technologies introduced by our competitors, many of whom are bigger and better financed than us;

•	the pace at which new markets develop;

•	our ability to establish and maintain strategic partnerships to develop our business;

•	our limited market capitalization;

•	general economic and political instability; and

•	those additional factors which are listed under the section “Risk Factors” in Item 1A of this report.

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

General

We are a vision systems company enabled by technology for three-dimensional packaging of electronics and manufacturing of electro-optical products. We design, develop, manufacture and sell vision systems, miniaturized electronic products and higher level systems incorporating such products for defense, security and commercial applications. We also perform customer-funded contract research and development related to these products, mostly for U.S. government customers or prime contractors. Most of our historical business relates to application of our technologies for stacking either packaged or unpackaged semiconductors into more compact three-dimensional forms, which we believe offer volume, power, weight and operational advantages over competing packaging approaches, and which we believe allows us to offer proprietary higher level products with unique operational features. We have recently introduced certain higher level products in the fields of thermal imaging cores, unmanned surveillance aircraft and high speed processing that take advantage of the Company’s packaging technologies.

In December 2005, we completed the initial acquisition (the “Initial Acquisition”) of 70% of the outstanding capital stock of Optex Systems, Inc. (“Optex”), a privately held manufacturer of telescopes, periscopes, lenses and other optical systems and instruments whose customers were primarily agencies of and prime contractors to the U.S. Government. In consideration for the Initial Acquisition, we paid the sole shareholder of Optex, Timothy Looney, cash in the amount of approximately $14.1 million. As additional consideration, we were initially required to pay to Mr. Looney cash earnout payments in the aggregate amount up to $4.0 million based upon the net cash generated from the Optex business, after debt service, during the three fiscal years following the closing of the Initial Acquisition. In January 2007, we negotiated and amended the earnout agreement with Mr. Looney to extend his earnout period to December 2009 and reduce the aggregate maximum potential earnout by $100,000 to $3.9 million in consideration for a secured subordinated term loan providing for advances from an entity owned by Mr. Looney to Optex of up to $2 million. As of September 27, 2009, this term loan was fully advanced to Optex. Optex ceased operations in October 2008 as a result of a UCC foreclosure sale (the “Optex Asset Sale”) as described more fully below. In September 2009, Optex filed a voluntary petition for relief under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of California. As a result of this filing, the accounts of Optex have been deconsolidated from the consolidated balance sheet of the Company at September 27, 2009 and October 3, 2010, including the obligations of Optex to the entity owned by Mr. Looney described above. While we believe that Mr. Looney was not entitled to any earnout payments, Mr. Looney brought a lawsuit against us alleging that we were obligated to pay him the full potential earnout as a result of the Optex Asset Sale. To mitigate the risks of this and other related lawsuits brought by Mr. Looney and his affiliated entity, we entered into a settlement of various legal disputes with Mr. Looney, including the earnout matter, in March 2010 (the “Looney Settlement Agreement”) pursuant to which we issued Mr. Looney a $2.5 million secured promissory note (the “Looney Note”). (See Note 3 of the Notes to the Consolidated Financial Statements).

In connection with the Initial Acquisition, we entered into an agreement with Mr. Looney, pursuant to which we agreed to purchase the remaining 30% of the capital stock of Optex held by Mr. Looney (the “Buyer Option”), subject to stockholder approval, which approval was received in June 2006. On December 29, 2006, we amended certain of our agreements with Mr. Looney regarding the Buyer Option. In consideration for such amendments, we issued a one-year unsecured subordinated promissory note to Mr. Looney in the principal amount of $400,000, bearing interest at a rate of 11% per annum. This obligation was extinguished in March 2010 upon issuance of the Looney Note. We exercised the Buyer Option on December 29, 2006 and issued Mr. Looney approximately 269,231 shares of our common stock, after giving effect to our one-for-ten reverse stock split effectuated in August 2008 (the “2008 Reverse Split”), as consideration for our purchase of the remaining 30% of the outstanding common stock of Optex held by him. As a result of the Initial Acquisition and exercise of the Buyer Option, Optex became our wholly-owned subsidiary.

We financed the Initial Acquisition of Optex by a combination of $4.9 million of senior secured debt from Square 1 Bank under a term loan and $10.0 million of senior subordinated secured convertible notes from two private equity funds, which are sometimes referred to in this report collectively as “Pequot.” In December 2006, both of these obligations were refinanced with two new senior lenders, Longview Fund, LP (“Longview) and Alpha Capital Anstalt (“Alpha”) (collectively, the “Lenders”). In November 2007, we restructured these obligations, as well as a short-term $2.1 million debt obligation to Longview, to extend the maturity date of all of such obligations, including the related interest, to December 30, 2009 in consideration for a restructuring fee of approximately $1.1 million, which fee was also initially payable December 30, 2009, but which was extended to September 30, 2010 in connection with partial repayment of the original obligations. The maturity of the remaining unpaid principal and accrued interest under these obligations was subsequently extended to the earlier of December 31, 2010 or our raising of gross proceeds of $1.5 million or more in financings after September 30, 2010.

In September 2008, we entered into a binding Memorandum of Understanding for Settlement and Debt Conversion Agreement (the “MOU”) with the Lenders with the intent to effect a global settlement and restructuring of our aggregate outstanding indebtedness payable to the Lenders, which was then approximately $18.4 million. In October 2008, pursuant to the MOU, an entity controlled by the Lenders delivered a notice to us and to Optex of the occurrence of an event of default and acceleration of the obligations due to the Lenders and their assignee and conducted the aforementioned Optex Asset Sale, a public UCC foreclosure sale of the assets of Optex. The entity controlled by the Lenders credit bid $15 million in the Optex Asset Sale, which was the winning bid. As a result, $15 million of our aggregate indebtedness to the Lenders was extinguished. In December 2010, we repaid all of the remaining obligations to the Lenders. All financial statements and schedules of the Company give effect to this event and report Optex as a discontinued operation.

In March 2009, we sold most of our patent portfolio to a patent acquisition company for $9.5 million in cash, $8.5 million of which was paid in March 2009 and $1.0 million of which was paid in April 2009, and the patent acquisition company granted us a perpetual, worldwide, royalty-free, non-exclusive license to use the sold patents in our business (the “Patent Sale and License”). In order to secure the release of security interests to effectuate the Patent Sale and License, we agreed to pay $2.8 million of the aggregate principal and accrued interest owed to the Lenders from the proceeds of the Patent Sale and License. After such payment, our aggregate principal and accrued interest owed to the Lenders was approximately $1.2 million. As a result of our satisfying certain conditions, including our consummation of a $1.0 million bridge debt financing, in April 2009, the Lenders exchanged $1.0 million of our residual principal obligations for the issuance of 24,999 shares of our newly-created Series A-2 10% Cumulative Convertible Preferred Stock (the “Series A-2 Stock”), a non-voting convertible preferred stock of the Company. The conversion of the Series A-2 Stock into shares of our common stock is subject to the same conversion blocker as was contained in our Series A-1 10% Cumulative Convertible Preferred Stock (the “Series A-1 Stock”), which would prevent each Lender’s common stock ownership at any given time from exceeding 4.99% of our outstanding common stock (which percentage may increase but not above 9.99%).

Since 2002, we historically derived a substantial majority of our total revenues from government-funded research and development rather than from product sales. We anticipate that the percentage of our revenues derived from product sales will increase, but that a substantial majority of our total revenues will continue to be derived from government-funded sources in the immediately foreseeable future. In the fiscal year ended September 27, 2009 (“fiscal 2009”) and the fiscal year ended October 3, 2010 (“fiscal 2010”), our contract research and development revenues were adversely affected by procurement delays and capital constraints, as well as diversion of management and financial resources to address issues related to the Optex Asset Sale and the various lawsuits with Mr. Looney. Our current marketing efforts are focused on government programs that we believe have the potential to transition to government production contracts. Based upon the present composition of our backlog, we believe that an increasing percentage of our total revenues will be derived from government-related product sales in our next fiscal year, and that our future revenues may become more dependent upon production elements of U.S. defense budgets, funding approvals and political agendas. We are also attempting to increase our revenues from product sales by introducing new products with commercial applications, in particular, miniaturized cameras and stacked computer memory chips. We cannot assure you that we will be able to complete development, successfully launch or profitably manufacture and sell any such products on a timely basis, if at all. We generally use contract manufacturers to produce these products or their subassemblies, and all of our other current operations occur at a single, leased facility in Costa Mesa, California.

Prior to fiscal 2009, we had a history of unprofitable operations due in part to our investment in Optex and in part to discretionary investments that we made to commercialize our technologies and to maintain our technical staff and corporate infrastructure at levels that we believed were required for future growth. In fiscal 2009, we did achieve profitable operating results, largely due to certain nonrecurring events such as the Patent Sale and License and elimination of certain obligations. In fiscal 2010, we again experienced unprofitable operations. With respect to our investments in staff and infrastructure, the advanced technical and multi-disciplinary content of our technologies places a premium on a stable and well-trained work force. As a result, we generally maintain the size of our work force even when anticipated government contracts are delayed, a circumstance that has occurred with some frequency in the past and that has resulted in under-utilization of our labor force for revenue generation from time to time. Delays in receipt of research and development contracts are unpredictable, but we believe such delays will continue to represent a recurring characteristic of our research and development contract business. We anticipate that the impact on our business of future delays can be mitigated by the achievement of greater contract backlog and are seeking growth in our research and development contract revenue to that end. We are also seeking to expand the contribution to our total revenues from product sales, which have not historically experienced the same types of delays that can occur in research and development contracts. We have not yet demonstrated the level of sustained research and development contract revenue or product sales that we believe are required to sustain profitable operations. Our ability to recover our investments through the cost-reimbursement features of our government contracts is also constrained due to both regulatory and competitive pricing considerations.

In February 2010, one of our existing purchase orders with Optics 1, Inc., of Manchester, New Hampshire, an optical systems designer and manufacturer and our strategic partner for certain thermal imaging products, was modified to include initial units of Clip-On Thermal Imager (“COTI”) systems to be built under a $37.8 million contract awarded to Optics 1 by the Naval Surface Warfare Center of Crane, Indiana. We are acting as the subcontractor for this contract and are supplying thermal imaging cores to Optics 1 for integration into COTIs. Prior to this award, we and Optics 1 had been jointly developing the COTI over the last several years under government sponsorship, based on technology originally conceived by us. The COTI system has been designed to clip onto existing military night vision goggles and provide users with thermal images to complement the amplified low-light images that such goggles currently provide. Such dual capability is intended to both enhance imagery obtainable from the existing night vision goggles as well as provide images in circumstances where physical barriers, atmospheric conditions or lack of light limit the effectiveness of the existing goggles. We have subsequently received additional releases of COTI imager orders from Optics 1 that have contributed to a substantial increase in our backlog and our realized product sales in fiscal 2010. We believe that further substantial increases in our backlog and product sales, and the related shift in emphasis in our overall business, could result from future COTI sales if we are able to improve our liquidity to support such growth, which is an outcome we cannot assure.

To offset the adverse working capital effect of our net losses, we have historically financed our operations through various equity and debt financings. To finance the acquisition of Optex, we also incurred material long-term debt, and we have exchanged a significant portion of that debt into preferred stock that is convertible into our common stock. Since September 30, 2007 through the date of this report, we have issued approximately 32.5 million shares of our common stock, an increase of approximately 1,209% from the approximately 2.7 million shares of our common stock outstanding at that date, which has resulted in a substantial dilution of stockholder interests. At October 3, 2010, our fully diluted common stock position was approximately 56.5 million shares, which assumes the conversion into common stock of all of the Company’s preferred stock and convertible debentures outstanding or obligated for issuance as of October 3, 2010 and the exercise for cash of all warrants and options to purchase the Company’s securities outstanding as of October 3, 2010. At October 3, 2010, we had approximately $5.4 million of debt.

None of our subsidiaries accounted for more than 10% of our total assets at October 3, 2010 or have separate employees or facilities. We currently report our operating results and financial condition in two operating segments, our research and development business and our product business.

ISC was incorporated in California in December 1974 and was reincorporated in Delaware in January 1988. Our principal executive offices are located at 3001 Red Hill Avenue, Building 4, Costa Mesa, California 92626. Our telephone number is (714) 549-8211, and our website is www.irvine-sensors.com. The inclusion of our website address in this report does not include or incorporate by reference into this report any information contained in, or that can be accessed through, our website.

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

We are currently offering products in the following areas:

Miniaturized Infrared Cameras.  We have a number of products that incorporate imaging devices using infrared detectors that create images by sensing the heat emitted by objects being viewed. We believe such technology is directly applicable to applications requiring vision at night or in smoke-filled environments. We have initially focused on low-power, rugged infrared cameras for military, security and surveillance applications. The combination of our miniaturization capabilities with advanced electronic packaging has led to the development of virtually “instant-on” infrared cameras and thermal imagers, a related Personal Miniature Thermal Viewertm or PMTVtm and our COTI system electronic cores. We have shipped such products to several customers for use in military applications. We also intend to market products utilizing this core technology in potential commercial applications such as thermal viewers for firefighters.

High Speed Processing Boards and Subsystems.  Under government sponsorship, we have developed processing boards and related subsystems and electronic chassis that utilize our proprietary packaging technology to achieve very high processing speeds. We refer to board products in this family of products as EAGLEtm boards. We believe such boards have a number of potential government and commercial applications, including network and electronic security. Under government development contracts, we have delivered low volumes of EAGLE-10 boards, capable of continuous deep packet inspection of network data streams at 10 gigabits per second.

Flash Memory Products.  We offer a line of flash drives that are designed to achieve high storage density and speed and to embed advanced technologies developed by us and U.S. Government agencies to protect stored data from improper access or tampering. We refer to this line of products as VAULTtm drives. Under government contract, we have delivered initial units of a 128 GigaByte (GB) VAULT flash drive.

Unattended Aerial Sensor Systems.  We offer an unattended aerial sensor system, TOWHAWKtm, which consists of a small unmanned airplane with integrated sensor systems initially designed for tactical military applications that can be launched from ground combat vehicles without exposing the crews of such vehicles to hostile fire. We are also exploring applications of this system to other possible markets such as border security. We have achieved successful demonstrations of TOWHAWK that have elicited expressions of interest from potential military customers, but have not yet generated any material sales of this product.

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

Microchips and Sensors.  Through our majority-owned subsidiary, MicroSensors, Inc. (“MSI”), we introduced ASIC readout chips for manufacturers of micromachined products that require low noise electronic readout circuitry. We have historically shipped engineering samples, qualification volumes and small production volumes of such chips to various customers through ISC. MSI also developed an inertial sensor, the Silicon MicroRing Gyrotm, which is intended to provide an inexpensive means to measure rotational motion for a wide variety of potential applications. We expect that the commercial sales, if any, of the Silicon MicroRing Gyro will be paced by product design-in lead times of customers, principally OEMs. Similarly, MSI has also developed a 3-axis silicon accelerometer that is also dependent on OEM schedule considerations. We have granted a non-exclusive perpetual license to MSI’s gyro and accelerometer technology to a third party for further development targeted for automotive and certain aerospace applications. MSI is not actively pursuing further development of this technology on its own. Furthermore, the purchaser of our patent assets in the Patent Sale and License has rights to certain royalties we might receive under this license for MSI’s gyro and accelerometer technology. Accordingly, we are currently unable to project when, or if, we might receive material revenues from our gyro and accelerometer technologies.

Potential Product Applications

Active Imaging Systems.  Many of the potential government applications for which we have received developmental funding over the years have involved advanced techniques for acquiring and interpreting images. In the fiscal year ended October 1, 2006 (“fiscal 2006”), we successfully developed and delivered a space-based active imaging system that has been deployed and, in the fiscal year ended September 30, 2007, (“fiscal 2007”), we received a contract to develop another such system. We have received additional contract awards for related projects that may help us to further explore active imaging product applications.

Embedded Systems.  In the fiscal year ended September 27, 1998, we commenced exploration of a technology to stack chips of different functionality and dimensions within the same chip stack, in effect creating a complete, miniaturized electronic system that can be embedded in a higher-level product. We refer to this technology as NeoStacktm. In the fiscal year ended October 3, 1999, a U.S. patent was granted on our NeoStack technology. We initially demonstrated our NeoStack technology to support a government program to develop a wearable computer. We are presently developing potential commercial applications of this technology under other government contracts. We believe, but cannot assure, that our NeoStack approach will offer advantages in terms of compactness and power consumption to developers of a wide variety of embedded computer and control systems.

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

Cognitive Systems.  We have received a number of contracts in recent years from government agencies regarding the development of cognitive systems employing artificial neural networks and applications thereof. Neural networks contain large numbers of processing nodes that continuously interact with each other, similar to the way that the neurons of a human brain interact to process sensory stimuli. Neural networks are the subject of scientific inquiry because pattern recognition and learning tasks, which humans perform well, and computers perform poorly, appear to be dependent on such processing. Neither conventional computers nor advanced parallel processors currently have the interconnectivity needed to emulate neural network processing techniques. We have received substantial funding of government research and development contracts in recent fiscal years intended to advance the maturity of the technologies required for cognitive sensors employing neural networks. We are presently pursuing additional government research and development contracts to provide demonstration products to various branches of the Department of Defense incorporating this technology. We believe our chip stacking technologies could provide a way to achieve the very high levels of interconnectivity necessary to construct an efficient artificial neural network. While the full embodiment of our neural network technology is expected to be years away, if at all, we intend to continue to pursue research and development in this area in order to broaden the potential product application of the technology.

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

Manufacturing

We primarily use contract manufacturers to fabricate and assemble our stacked chip, microchip and sensor products. At our current limited levels of sales of these products, we typically use single contract manufacturing sources for such products and, as a result, we are vulnerable to disruptions in supply. However, for these single sourced products, we use semiconductor fabrication and related manufacturing sources that we believe are generally widely available. We currently assemble and test our thermal camera products ourselves, given their relatively low volumes, although we rely on contract manufacturers for the sub-assemblies involved in the manufacture of such products. We have started to expand our manufacturing capacity for such products. Our manufacturing activities for thermal camera products primarily consist of assembly, calibration and test. We use contract manufacturers for production of our visible camera products, except for final testing, which we perform ourselves. Our various thermal and visible camera products presently rely on a limited number of suppliers of imaging chips that are adequate for the quality and performance requirements of our products, which makes us vulnerable to potential disruptions in supply.

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

In the last several years, we have introduced what we believe are more cost-competitive stacked packaged chip products that are manufactured with current state-of-the-art manufacturing technologies. Some of our newer products use manufacturing processes that are designed to also be compatible with stacking of Neo-Chip products in the future. We use independent third party qualified source vendors for the manufacturing of these products. We currently do not have any long-term manufacturing contracts for any of our products.

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

Backlog

Funded backlog includes amounts under contracts that have been awarded to us and for which we have authority to bill for work under such contracts. At November 28, 2010, our consolidated funded backlog was approximately $7.4 million compared to approximately $4.7 million at November 22, 2009. We expect that more than a majority of our funded backlog at November 28, 2010 will result in revenue recognized in the fiscal year ending October 2, 2011 (“fiscal 2011”). In addition, we have unfunded backlog on contracts that we have won, but that have not yet been fully funded, in which funding increments are expected to be received when the previously funded amounts have been expended. We are also continuing to negotiate for additional research contracts and commercial product sales. Many of these proposals for additional research contracts are submitted under the Small Business Innovation Research (“SBIR”) provisions of all government agencies that conduct funded research and development. In fiscal 2009 and fiscal 2010, we generated approximately $3.0 million and $1.8 million, respectively, of funded contract revenue from SBIR proposals. Although our reliance on SBIR contracts as a revenue source has declined as our contracts procured through other channels have increased, we continue to view SBIR contracts as an important source of both revenues and technology improvement. However, we cannot guarantee you that future SBIR contracts will be awarded, or if awarded, will match or exceed our historical experience or that such contract awards will be profitable or lead to other projects. We may not be successful in securing any additional SBIR contract awards in the future. Failure to continue to obtain these SBIR awards and other funded research and development contracts in a timely manner, or at all, could materially and adversely affect our business, financial condition and results of operations.

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

We believe that our technology for miniaturized infrared cameras and related thermal viewers may offer us prospects for penetration of new product markets in the future. We have completed development of such products under government contracts in our last several fiscal years. We increased our marketing of such products during this period. We expect to continue this increased marketing emphasis on such products in fiscal 2011.

Our microchip products are generally marketed directly to OEMs. Our related inertial sensors, namely gyros and accelerometers, are marketed through our licensee of such products, with an initial emphasis on automotive applications. The ability of this licensee to successfully market these products may be reduced as a result of the Patent Sale and License.

In fiscal 2010, direct contracts with various military services and branches of the U.S. government accounted for approximately 58% of our total revenues and subcontracts with prime government contractors accounted for approximately 41% of our total revenues. The remaining approximately 1% of our total revenues in fiscal 2010 was derived from non-government sources. During fiscal 2010, revenues derived directly or indirectly from certain classified U.S. agencies, the U.S. Army and Optics 1, Inc., a defense contractor, accounted for approximately 28%, 20% and 19% respectively, of the Company’s total revenues in fiscal 2010. The loss of any of these customers would have a material adverse impact on the Company’s business, financial condition and results of operations. No other single governmental or non-governmental customer accounted for more than 10% of the Company’s total revenues in fiscal 2010.

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

Our consolidated research and development expenses for fiscal 2010 and fiscal 2009 were approximately $2.6 million and $2.3 million, respectively. These expenditures were in addition to the cost of revenues associated with our customer-sponsored research and development activities. The greater spending level of our own funds on research and development in fiscal 2010, as opposed to fiscal 2009, was partly due to our deployment of under-utilized direct personnel to such activities during periods when government contracts were delayed or not obtained.

We have historically funded our research and development activities primarily through contracts with the federal government and with funds from our equity and debt financings.

Patents, Trademarks and Licenses

We primarily protect our proprietary technology by seeking to obtain, where practical, patents on the inventions made by our employees. As of October 3, 2010, we had 49 U.S. patent applications pending. We also have a perpetual, world-wide, royalty-free, non-exclusive license to 85 currently effective U.S. and foreign patents and 14 U.S. patent applications pending that had been assigned to us, and that we sold pursuant to the Patent Sale and License. Foreign patent applications corresponding to several of the U.S. patents and patent applications sold in the Patent Sale and License were also pending as of October 3, 2010. As discussed above, in March 2009, we sold most of our then-existing patent and patent applications in the Patent Sale and License for $9.5 million of cash consideration and a world-wide, royalty-free, non-exclusive license to continue to use the patented technology in our business. We cannot assure you that any additional patents will be issued in the U.S. or elsewhere and assigned to us. Moreover, the issuance of a patent does not carry any assurance of successful application, commercial success or adequate protection. We cannot assure you that any patents that may issue and be assigned to us in the future will be upheld if we seek enforcement of our patent rights against an infringer or that we will have sufficient resources to prosecute our rights. We also cannot assure you that any future patents will provide meaningful protection from competition. Furthermore, the purchaser of the patents and patent applications sold pursuant to the Patent Sale and License is able to use those patents for any purpose, including possible competition with us, or to pursue potential infringers of these patents, which could result in defensive challenges to the validity of such patents. If others were to claim that we are using technology covered by patents held by them, we would evaluate the necessity and desirability of seeking a license from the patent holder. Such claims of infringement could adversely affect out sales and prospects. We cannot assure you that we are not infringing on other patents or that we could obtain a license if we were so infringing.

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

We have granted a perpetual non-exclusive license to our MSI subsidiary’s gyro and accelerometer technology to a third party for further development of this technology targeted for automotive and certain aerospace applications. To date, this license has not generated any material royalties, and we cannot assure you that it will generate any material royalties in the future. Furthermore, to the extent that any future royalties are based on use of the technology sold in the Patent Sale and License, the purchaser of those patent assets would be entitled to such royalties.

Certification Standard

In October 2004, our business and quality management systems were certified to be compliant with the International Organization for Standardization ISO 9001:2000 Standard. In November 2006, May 2007, October 2008 and October 2009, our certification to this standard was reaffirmed. In October 2010, our business and quality management systems were certified to be compliant with the International Organization for Standardization ISO 9001:2008 Standard.

Employees

As of December 3, 2010, we had 67 full time employees, four part time employees and ten consultants. Of the full time employees, 50 were engaged in engineering, production and technical support and 17 were engaged in sales, marketing and administration. None of our employees are represented by a labor union, and we have experienced no work stoppages due to labor problems. We consider our employee relations to be good.

ISC Subsidiaries

We historically sought to commercialize some of our technologies by creating independently managed subsidiaries that could pursue their own financing strategies separately from ISC, including Novalog, Inc. (“Novalog”), which developed and sold serial infrared communication chips and modules, MSI, which developed miniaturized inertial sensors and an application specific integrated circuit (“ASIC”) for readout of sensors; RedHawk Vision, Inc. (“RedHawk”), which developed and sold proprietary software for extracting still photographs from video sources; and iNetWorks Corporation (“iNetWorks”), which developed proprietary technology related to internet routing. All of these historical subsidiaries still exist as separate legal entities, but none of them presently have separate operations due to a reorganization in fiscal 2003. We manage and are still seeking licensing relationships and third-party strategic partners to further the potential commercial exploitation of some of the technologies developed by our historical subsidiaries. As a result of the Optex Asset Sale, Optex, which was a separate legal entity, is reflected as discontinued operations in the accompanying consolidated financial statements and schedules. Also, as a result of the September 2009 Chapter 7 bankruptcy filing in September 2009 by Optex, the accounts of Optex are not included in the consolidated balance sheets of the Company at September 27, 2009 and October 3, 2010.

As of October 3, 2010, our ownership of the issued and outstanding capital stock of Novalog, MSI, RedHawk, iNetWorks and Optex was approximately 96%, 98%, 81%, 95% and 100%, respectively. With the exception of Optex, which is inactive because of its bankruptcy, John C. Carson, our Chief Executive Officer and Chairman of the Board, also serves as Chief Executive Officer or President of all of our subsidiaries and John Stuart, our Chief Financial Officer, serves as the Chief Financial Officer of each of our subsidiaries. Mr. Carson and Mr. Stuart serve as Directors of each of our subsidiaries.

Novalog, MSI, RedHawk and iNetWorks all have substantial intercompany debts payable to ISC. At October 3, 2010, the amount of these intercompany obligations were approximately $3.3 million, $11.0 million, $1.6 million and $2.4 million for Novalog, MSI, RedHawk and iNetWorks, respectively. These obligations are not interest bearing and contain no conversion rights. ISC could elect to cancel some of the indebtedness from Novalog as consideration to exercise outstanding warrants to purchase up to 3.0 million shares of Novalog’s common stock at the exercise price of $1.00 per share and to cancel some of the indebtedness from MSI as consideration to exercise outstanding warrants to purchase up to 4.0 million shares of MSI’s common stock at the exercise price of $1.00 per share. Given the discontinuation of Novalog’s operations and the licensing-only nature of MSI’s current operations, we do not presently consider either of these permissible warrant exercises to be likely in the foreseeable future.

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

We will need to raise additional capital in the near future to fund our operations, and if such capital is not available to us on terms that are acceptable to us, on a timely basis or at all, our viability will be threatened and we may be forced to discontinue our operations.  Except for fiscal 2009, in which we realized substantial income from the Patent Sale and License, the deconsolidation of the balance sheet of Optex due to its bankruptcy and a significant reduction of potential future pension expenses, we have historically experienced significant net losses and significant negative cash flows from operations or other uses of cash. As of October 3, 2010 and September 27, 2009, our cash and cash equivalents were $281,600 and $125,700, respectively, and our working capital deficit at said dates was $10.1 million and $6.3 million, respectively. To offset the effect of negative net cash flows, we have historically funded a portion of our operations through multiple equity and debt financings, and to a lesser extent through receivable financing. Our revenues were reduced in fiscal 2009 partially due to our liquidity limitations, which may continue to adversely affect our revenues in the future. We anticipate that we will require additional capital to meet our working capital needs and fund our operations. We cannot assure you that any additional capital from financings or other sources will be available on a timely basis, on acceptable terms, or at all, or that the proceeds from any financings will be sufficient to address our near term liquidity requirements. If we are not able to obtain additional capital in the near future, we anticipate that our business, financial condition and results of operations will be materially and adversely affected and we may be forced to discontinue our operations.

We anticipate that our future capital requirements will depend on many factors, including:

•	our ability to meet our current obligations, including trade payables, payroll and fixed costs;

•	our ability to procure additional production contracts and government research and development contracts, and the timing of our deliverables under our contracts;

•	the timing of payments and reimbursements from government and other contracts;

•	the expenses and outcome of litigation or the enforcement of the FirstMark judgment;

•	our ability to control costs;

•	our ability to commercialize our technologies and achieve broad market acceptance for such technologies;

•	research and development funding requirements;

•	increased sales and marketing expenses;

•	technological advancements and competitors’ responses to our products;

•	capital improvements to new and existing facilities;

•	our relationships with customers and suppliers; and

•	general economic conditions including the effects of future economic slowdowns, a slump in the semiconductor market, acts of war or terrorism and the current international conflicts.

Our ability to raise additional capital may be limited because, as a company that is quoted on the OTCBB, we are no longer eligible to use Form S-3 to register the resale of securities issued in private financings. Even if available, financings can involve significant costs and expenses, such as legal and accounting fees, diversion of management’s time and efforts, or substantial transaction costs or break-up fees in certain instances. Financings may also involve substantial dilution to existing stockholders, and may cause additional dilution through adjustments to certain of our existing securities under the terms of their antidilution provisions. If adequate funds are not available on acceptable terms, or at all, our business and revenues will be adversely affected and we may be unable to continue our operations, develop or enhance our products, expand our sales and marketing programs, take advantage of future opportunities or respond to competitive pressures.

In September 2010, our common stock was delisted from the Nasdaq Capital Market for non-compliance with Nasdaq’s $1.00 per share minimum bid price continued listing requirement and commenced trading on the Over-the-Counter Bulletin Board (the “OTCBB”), thereby causing your ability to sell your shares of our common stock to be limited by “penny stock” restrictions and our ability to raise additional capital to potentially be compromised.  With the delisting of our common stock, it comes within the definition of “penny stock” as defined in the Securities Exchange Act of 1934 and is covered by Rule 15g-9 of the Securities Exchange Act of 1934. That Rule imposes additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors. For transactions covered by Rule 15g-9, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, Rule 15g-9 potentially affects the ability or willingness of broker-dealers to sell our securities, and accordingly would also affect the ability of stockholders to sell their securities in the public market. These additional procedures could also limit our ability to raise additional capital in the future.

Since 2006, we have engaged in multiple financings, which have significantly diluted existing stockholders and will likely result in substantial additional dilution in the future.  Assuming conversion of all of our existing convertible securities and exercise in full of all options and warrants outstanding as of October 3, 2010, an additional approximate 23.0 million shares of our common stock would be outstanding, as compared to the approximately 33.5 million shares of our common stock that were issued and outstanding at that date. Since the start of fiscal 2008 through the date of this report, we have issued approximately 32.5 million shares of our common stock, largely to fund our operations, resulting in significant dilution to our existing stockholders. On August 26, 2008, pursuant to approval of our stockholders, we amended our Certificate of Incorporation to increase our authorized common stock issuable for any purpose from 80,000,000 shares to 150,000,000 shares, which further increased the potential for significant dilution to our existing stockholders. Our secured bridge note financing in November 2008 through February 2009 resulted in the automatic application of price anti-dilution features in our existing securities, which in conjunction with other issuances, substantially increased the potential fully diluted number of shares of our common stock. The Series A-2 Stock that we issued in April 2009 in exchange for convertible notes, resulting in the cancellation of $1 million of debt, as well as the shares of common stock that we issued to the bridge financing investors in April 2009, the Series B Stock and common stock warrants that we issued in September 2009, the convertible debentures and warrants that we issued in our debenture financing in March 2010, the Series C Convertible Preferred Stock (“Series C Stock”) that we issued in April 2010, the common stock and common stock warrants that we issued in June 2010, the automatic application of price anti-dilution features in our existing securities resulting from the second close of our common stock private placement in July 2010 and the issuance of the Series C Stock and common stock Warrant to Longview in August 2010 further diluted interests of existing stockholders, such that our potential fully diluted number of shares of our common stock is approximately 56.5 million as of October 3, 2010. In November and December 2010, in conjunction with the private placement of unsecured promissory notes, we incurred the obligation to issue an additional approximate 5.7 million shares of common stock. We anticipate we will pursue additional financings in the future. Any additional equity or convertible debt financings in the future will likely result in further dilution to our stockholders. Existing stockholders also will suffer significant dilution in ownership interests and voting rights and our stock price could decline as a result of potential future application of price anti-dilution features of our Series A-2 Stock and certain warrants, if not waived.

We may consider divesting assets to improve our liquidity.  We sold a large portion of our patent portfolio in 2009 to address our financial needs and may enter into agreements to sell other assets in the future. In order to fund our operations and repay our existing obligations, we may need to sell certain other significant assets and have engaged in preliminary discussions in this regard. We may not be able to complete such sales on acceptable terms, on a timely basis or at all, and such sales could adversely affect our future revenues. Furthermore, we have lenders with security positions in such assets, and such sales would therefore not be likely to generate any direct benefits to stockholders and could materially impair our ability to maintain our current operations.

Significant sales of our common stock in the public market will cause our stock price to fall.  The average trading volume of our shares in September 2010 was approximately 239,100 shares per day, compared to the approximately 33.5 million shares outstanding and the additional approximate 23.0 million shares potentially outstanding on a fully diluted basis at October 3, 2010. Other than volume limitations imposed on our affiliates, most of the issued shares of our common stock are freely tradable. If the holders of the freely tradable shares were to sell a significant amount of our common stock in the public market, the market price of our common stock would likely decline. If we raise additional capital in the future through the sale of shares of our common stock to private investors, we may, subject to existing restrictions lapsing or being waived, agree to register these shares for resale on a registration statement as we have done in the past. Upon registration, these additional shares would become freely tradable once sold in the public market, assuming the prospectus delivery and other requirements were met by the sellers, and, if significant in amount, such sales could further adversely affect the market price of our common stock. The sale of a large number of shares of our common stock also might make it more difficult for us to sell equity or equity-related securities in the future at a time and at the prices that we deem appropriate.

The settlement of our various lawsuits with Timothy Looney, the former owner of Optex, resulted in us issuing $2.5 million of secured debt to Mr. Looney, the service of which will pose a significant strain on our liquidity.  In April 2010, we issued a 27-month promissory note to Mr. Looney secured by liens and security interests against all of our assets (to the extent permitted by contract, the UCC or other applicable laws), subject to and subordinate to the existing perfected security interests and liens of our senior creditors, Summit Financial Resources, L.P. (“Summit”) and Longview. This note requires us to remit graduated monthly installment payments over a 27-month period to Mr. Looney beginning with a payment of $8,000 in May 2010 and ending with a payment of $300,000 in June 2012. All such payments are applied first to unpaid interest and then to outstanding principal. A final payment of all remaining unpaid principal and interest is due and payable in July 2012. These loan payments may be difficult for us to make from our cash flow from operations and will likely necessitate future financing, the success of which cannot be assured.

Enforcement of an anticipated final judgment could threaten our financial viability. Investors that originally financed our acquisition of Optex filed a motion for summary judgment against us regarding alleged unpaid obligations under a December 2006 settlement agreement between us and them and, although the motion was granted in January 2010, the judgment has not yet been entered as of the date of this report. We have recorded approximately $1.3 million of expense in our financial statements related to these obligations at October 3, 2010, which we expect to be the approximate amount of this judgment when it is entered. We have attempted to settle this dispute with the plaintiffs, but with no success to date. If the plaintiffs attempt to enforce collection of the expected final judgment, rather than entering into some kind of manageable settlement agreement, our financial condition could be materially and adversely impacted and our ability to continue our operations could be threatened.

We have historically generated substantial losses, which, if continued, could make it difficult to fund our operations or successfully execute our business plan, and could adversely affect our stock price.  Since our inception, we have generated net losses in most of our fiscal periods. Had it not been for the gains from the Patent Sale and License, the deconsolidation of Optex due to its bankruptcy and a significant reduction of potential future pension expenses, we would have experienced a substantial net loss in fiscal 2009. We experienced a net loss of approximately $11.2 million in fiscal 2010. We cannot assure you that we will be able to achieve or sustain profitability in the future. In addition, because we have significant expenses that are fixed or difficult to change rapidly, we generally are unable to reduce expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. We are dependent on support from subcontractors to meet our operating plans and susceptible to losses when such support is delayed. Such factors could cause us to continue to experience net losses in future periods, which will make it difficult to fund our operations and achieve our business plan, and could cause the market price of our common stock to decline.

Our government-funded research and development business depends on a limited number of customers, and if any of these customers terminate or reduce their contracts with us, or if we cannot obtain additional government contracts in the future, our revenues will decline and our results of operations will be adversely affected.  For fiscal

2009, approximately 33% of our total revenues were generated from research and development contracts with the U.S. Air Force and approximately 16% of our total revenues were generated from research and development contracts with the U.S. Army. For fiscal 2010, approximately 28%, 20% and 19% of our total revenues were generated from research and development contracts with certain classified U.S. government agencies, the U.S. Army and Optics 1, Inc., a defense contractor, respectively. Although we ultimately plan to shift our focus to include the commercialization of our technology, we expect to continue to be dependent upon research and development contracts with federal agencies and their contractors for a substantial portion of our revenues for the foreseeable future. Our dependency on a few contract sources increases the risks of disruption in this area of our business or significant fluctuations in quarterly revenue, either of which could adversely affect our consolidated revenues and results of operations.

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

Our government contracts are also subject to termination or renegotiation at the convenience of the government, which could result in a large decline in revenue in any given quarter. Although government contracts have provisions providing for the reimbursement of costs associated with termination, the termination of a material contract at a time when our funded backlog does not permit redeployment of our staff could result in reductions of employees. We have in the past chosen to incur excess overhead in order to retain trained employees during delays in contract funding. We also have had to reduce our staff from time-to-time because of fluctuations in our funded government contract base. In addition, the timing of payments from government contracts is also subject to significant fluctuation and potential delay, depending on the government agency involved. Any such delay could result in a material adverse effect on our liquidity. Since a substantial majority of our total revenues in the last two fiscal years were derived directly or indirectly from government customers, these risks can materially adversely affect our business, results of operations and financial condition.

If we are not able to commercialize our technology, we may not be able to increase our revenues or achieve or sustain profitability.  Since commencing operations, we have developed technology, principally under government research contracts, for various defense-based applications. However, since our margins on government contracts are generally limited, and our revenues from such contracts are tied to government budget cycles and influenced by numerous political and economic factors beyond our control, and are subject to our ability to win additional contracts, our long-term prospects of realizing significant returns from our technology or achieving and maintaining profitability will likely also require penetration of commercial markets. In prior years, we have made significant investments to commercialize our technologies without significant success. These efforts included the purchase and later shut down of a manufacturing line co-located at an IBM facility, the formation of the Novalog, MSI, Silicon Film, RedHawk and iNetWorks subsidiaries and the development of various stacked-memory products intended for commercial markets in addition to military and aerospace applications. These investments have not resulted in consolidated profitability to date, other than the profit realized in fiscal 2009 largely from the significant gains described above, and a majority of our total revenues for fiscal 2009 and fiscal 2010 were still generated from governmental customers. Furthermore, the Optex Asset Sale has eliminated a substantial future contributor to our consolidated revenues.

The significant overseas military operations may require diversions of government research and development funding, thereby causing disruptions to our contracts or otherwise adversely impact our revenues.  In the near term, the funding of significant U.S. military operations may cause disruptions in funding of government contracts. Since military operations of substantial magnitude are not routinely included in U.S. defense budgets, supplemental legislative funding actions are required to finance such operations. Even when such legislation is enacted, it may not be adequate for ongoing operations, causing other defense funding sources to be temporarily or permanently diverted. Such diversion could produce interruptions in funding or delays in receipt of our research and development contracts, causing disruptions to and material adverse effects on our operations. In addition, concerns about international conflicts and the effects of terrorist and other military activity have resulted in unsettled worldwide economic conditions. These conditions make it difficult for our customers to accurately forecast and plan future business opportunities, in turn making it difficult for us to plan our current and future allocation of resources and increasing the risks that our results of operations could be materially adversely affected.

If we fail to scale our operations adequately, we may be unable to meet competitive challenges or exploit potential market opportunities, and our business could be materially and adversely affected.  Our consolidated total revenues in fiscal 2009 and fiscal 2010 were $11.5 million and $11.7 million, respectively. To become and remain profitable, we will need to materially grow our consolidated total revenues or substantially reduce our operating expenses. Such challenges are expected to place a significant strain on our management personnel, infrastructure and resources. To implement our current business and product plans, we will need to expand, train, manage and motivate our workforce, and expand our operational and financial systems, as well as our manufacturing and service capabilities. All of these endeavors will require substantial additional capital and substantial effort by our management. If we are unable to effectively manage changes in our operations, we may be unable to scale our business quickly enough to meet competitive challenges or exploit potential market opportunities, and our current or future business could be materially and adversely affected.

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

In addition, the manufacture of our products is a highly complex and technologically demanding process and we are dependent upon our contract manufacturers to minimize the likelihood of reduced manufacturing yields or quality issues. We currently do not have any long-term supply contracts with any of our manufacturers and do not have the capability or capacity to manufacture our products in-house in large quantities. If we are unable to secure sufficient capacity with our existing manufacturers, implement manufacturing of some of our new products at other contract manufacturers or scale our internal capabilities, our revenues, cost of revenues and results of operations would be materially adversely impacted.

If we are not able to obtain broad market acceptance of our new and existing products, our revenues and results of operations will be materially adversely affected.  We generally focus on emerging markets. Market reaction to new products in these circumstances can be difficult to predict. Many of our planned products incorporate our chip stacking technologies that have not yet achieved broad market acceptance. We cannot assure you that our present or future products will achieve market acceptance on a sustained basis. In addition, due to our historical focus on research and development, we have a limited history of competing in the intensely competitive commercial electronics industry. As such, we cannot assure you that we will be able to successfully develop, manufacture and market additional commercial product lines or that such product lines will be accepted in the commercial marketplace. If we are not successful in commercializing our new products, our ability to generate revenues and our business, financial condition and results of operations will be adversely affected.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.  Our fiscal 2005, fiscal 2006 and fiscal 2007 audits revealed material weaknesses in our internal controls over financial reporting, including the failure of such controls to identify the need to record a post-employment obligation for our Executive Salary Continuation Plan, which resulted in a restatement of our financial statements. Future testing could reveal that previously identified material weaknesses have not been remediated or that new material weaknesses have developed. Furthermore, we do not presently have the financial resources and infrastructure to address our future plans, which puts us at risk of future material weaknesses. During the course of future testing, we may identify other significant deficiencies or material weaknesses, in addition to the ones previously identified, which we may not be able to remediate in time to meet future deadlines imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404(a). In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we will not be able to conclude that we have effective internal controls over financial reporting in accordance with Section 404(a) of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could cause investors to lose confidence in our reported financial information, which could result in a decline in the market price of our common stock, and cause us to fail to meet our reporting obligations in the future.

Our stock price has been subject to significant volatility.  The trading price of our common stock has been subject to wide fluctuations in the past. Since January 2000, our common stock has traded at prices as low as $0.08 per share in September 2010 and as high as $3,750.00 per share in January 2000 (after giving effect to two reverse stock splits subsequent to January 2000). The current market price of our common stock may not increase in the future. As such, you may not be able to resell your shares of common stock at or above the price you paid for them. The market price of the common stock could continue to fluctuate or decline in the future in response to various factors, including, but not limited to:

•	the impact and outcome of pending litigation;

•	our cash resources and ability to raise additional funding and repay indebtedness;

•	reduced trading volume on the OTCBB;

•	quarterly variations in operating results;

•	government budget reallocations or delays in or lack of funding for specific projects;

•	our ability to control costs and improve cash flow;

•	our ability to introduce and commercialize new products and achieve broad market acceptance for our products;

•	announcements of technological innovations or new products by us or our competitors;

•	changes in investor perceptions;

•	economic and political instability, including acts of war, terrorism and continuing international conflicts; and

•	changes in earnings estimates or investment recommendations by securities analysts.

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

We are subject to technological risk from the developments of competitors, and our Patent Sale and License has removed barriers to competition.  We sold most of our then-issued and pending patents pursuant to the Patent Sale and License. Although we retain a worldwide, royalty-free, non-exclusive license to use the patented technology that we sold in our business, the purchaser of our patent assets is entitled to use those patents for any purpose, including possible competition with us. We treat technical data as confidential and generally rely on internal nondisclosure safeguards, including confidentiality agreements with employees, and on laws protecting trade secrets, to protect our proprietary information and maintain barriers to competition. However, we cannot assure you that these measures will adequately protect the confidentiality of our proprietary information or that others will not independently develop products or technology that are equivalent or superior to ours.

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

Enforcing and protecting patents and other proprietary information can be costly. If we are not able to adequately protect or enforce our proprietary information or if we become subject to infringement claims by others, our business, results of operations and financial condition may be materially adversely affected.  We may need to engage in future litigation to enforce our intellectual property rights or the rights of our customers, to protect our trade secrets or to determine the validity and scope of proprietary rights of others, including our customers. The purchaser of our patents may choose to be more aggressive in pursuing its rights with respect to the patents it purchased from us, which could lead to significant litigation and possible attempts by others to invalidate such patents. If such attempts are successful, we might not be able to use this technology in the future. We also may need to engage in litigation in the future to enforce patent rights with respect to future patents, if any. In addition, we may receive in the future communications from third parties asserting that our products infringe the proprietary rights of third parties. We cannot assure you that any such claims would not result in protracted and costly litigation. Any such litigation could result in substantial costs and diversion of our resources and could materially and adversely affect our business, financial condition and results of operations. Furthermore, we cannot assure you that we will have the financial resources to vigorously defend our proprietary information.

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

We may be subject to additional risks.  The risks and uncertainties described above are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially adversely affect our business operations.

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

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth the range of high and low sales prices of our common stock for the periods indicated, as reported by Nasdaq Capital Market under the trading symbol IRSN until September 10, 2010 and as quoted on the OTCBB under the trading symbol IRSN.OB after September 10, 2010.

	High	Low

Fiscal Year Ending October 2, 2011:
First Quarter (through December 15, 2010)	$0.15	$0.08
Fiscal Year Ended October 3, 2010:
First Quarter	$0.57	$0.30
Second Quarter	0.56	0.23
Third Quarter	0.44	0.24
Fourth Quarter	0.27	0.08
Fiscal Year Ended September 27, 2009:
First Quarter	$1.00	$0.22
Second Quarter	0.43	0.11
Third Quarter	0.62	0.29
Fourth Quarter	0.95	0.27

On December 15, 2010, the last sales price for our common stock as reported by the OTCBB was $0.115. On December 15, 2010, there were approximately 740 stockholders of record based on information provided by our transfer agent.

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

Our acquisition of Optex, the financing and refinancing of the related acquisition indebtedness and subsequent financings, and the litigation with Mr. Looney have put a significant strain on our capital resources and required us to engage in multiple debt and equity financings since December 2005. As of October 3, 2010, we had approximately $5.4 million of debt, exclusive of debt discounts, and approximately $8.8 million of accounts payable and accrued expenses. In October 2008, our Lenders conducted the Optex Asset Sale, which was a public UCC foreclosure. The entity controlled by the Lenders credit bid $15 million in the Optex Asset Sale, which was the winning bid. In September 2009, Optex filed for relief under Chapter 7 of the Bankruptcy Code. As a result of such filing, the accounts of Optex have been removed from our accounts at September 27, 2009 and October 3, 2010.

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

Revenue Recognition.  Our consolidated total revenues during fiscal 2010 were primarily derived from two sources, (i) contracts to develop prototypes and provide research, development, design, testing and evaluation of complex detection and control defense systems and (ii) product sales.

Contract Research and Development Revenue.  Our research and development contracts are usually cost reimbursement plus a fixed fee, fixed price with billing entitlements based on the level of effort we expended or occasionally firm fixed price. Our cost reimbursement plus fixed fee research and development contracts require our good faith performance of a statement of work within overall budgetary constraints, but with latitude as to resources utilized. Our fixed price level of effort research and development contracts require us to deliver a specified number of labor hours in the performance of a statement of work. Our firm fixed price research and development contracts require us to deliver specified items of work independent of resources utilized to achieve the required deliverables. For all types of research and development contracts, we recognize revenues as we incur costs and include applicable fees or profits primarily in the proportion that costs incurred bear to estimated final costs. Costs and estimated earnings in excess of billings under government research and development contracts are accounted for as unbilled revenues on uncompleted contracts, stated at estimated realizable value and are expected to be realized in cash within one year.

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

Product Sales.  Our revenues derived from product sales in fiscal 2010 and fiscal 2009 were primarily the result of shipments of sales of our miniaturized infrared imaging cameras, and sales of stacked chip products, largely memory stacks. Production orders for our products are generally priced in accordance with established price lists. We primarily ship memory stack products and visible spectrum cameras to original equipment manufacturers (“OEMs”). Infrared imaging cameras are both subsystem and system level products for shipment to either OEMs or to end user customers, initially for military applications.

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

Historically, our products have not generally been sold under formal warranty terms. However, effective fiscal 2010, we have commenced sale of clip-on thermal imaging products with a one-year warranty and have correspondingly commenced to record reserves for returns under warranty for such products. In addition, we record product support expenses incurred and accrue such expenses expected to be incurred in relation to shipped products. We do not offer contractual price protection on any of our products. Accordingly, we do not maintain any reserves for post-shipment price adjustments.

We do not utilize distributors for the sale of our products nor do we enter into revenue transactions in which the customer has the right to return product. Accordingly, we do not make any provisions for sales returns or adjustments in the recognition of revenue.

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

Costs on long-term contracts and programs in progress generally represent recoverable costs incurred. The marketing of our research and development contracts involves the identification and pursuit of contracts under specific government budgets and programs. We are frequently involved in the pursuit of a specific anticipated contract that is a follow-on or related to an existing contract. We sometimes determine that it is probable that a subsequent award will be successfully received, particularly if continued progress can be demonstrated against anticipated technical goals of the projected new program while the government goes through its lengthy approval process required to allocate funds and award contracts. When such a determination occurs, we capitalize material, labor and overhead costs that we expect to recover from a follow-on or new contract. Due to the uncertainties associated with new or follow-on research and development contracts, we maintain significant reserves for this inventory to avoid overstating its value. We have adopted this practice because we believe that we are typically able to more fully recover such costs under the provisions of government contracts by direct billing of inventory rather than by seeking recovery of such costs through permitted indirect rates, which may be more vulnerable to competitive market pressures. (See Note 12 of the Notes to the Consolidated Financial Statements).

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

Intangible Assets.  We amortize the cost of other intangibles over their estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Intangible assets with definite lives at October 3, 2010 and September 27, 2009 consist principally of patents and trademarks related to the Company’s various technologies. Capitalized costs include amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of patent and trademark applications. These assets are amortized on a straight-line method over the shorter of their useful or legal life, generally ten years.

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

We calculate compensation expense for both vested and nonvested stock awards by determining the fair value of each such grant as of their respective dates of grant using the closing sales price of our common stock on the Nasdaq Capital Market and the OTCBB, as applicable, at such dates without any discount. We recognize compensation expense for nonvested stock awards on a straight-line basis over the vesting period.

Executive Salary Continuation Plan (“ESCP”) Liability.  We have estimated the ESCP liability based on the expected lifetime of participants using Social Security mortality tables and discount rates comparable to that of rates of return on high quality investments providing yields in amount and timing equivalent to expected benefit payments. At the end of each fiscal year, we determine the assumed discount rate to be used to discount the ESCP liability. We considered various sources in making this determination, including the Citigroup Pension Liability Index, which at September 30, 2010 was 5.158%. Based on this review, we used a 5.2% discount rate for determining ESCP liability at October 3, 2010. In September 2009, our Chief Executive Officer, John Carson, and our Chief Financial Officer, John Stuart, voluntarily permanently waived entitlement to all potential benefits under the ESCP, resulting in a reduction of approximately $2.4 million in our ESCP liability at September 27, 2009.

Derivatives.  GAAP requires us to record and carry all derivatives on the balance sheet as either liabilities or assets at fair value. Derivatives are measured at fair value with changes in fair value recognized through earnings as they occur.

COMPARISON OF FISCAL YEARS ENDED OCTOBER 3, 2010 AND SEPTEMBER 27, 2009

Results of Operations

Total Revenues.  Our total revenues increased by approximately $180,600 in fiscal 2010 as compared to total revenues in fiscal 2009, reflecting an increase in our product sales in fiscal 2010 that more than offset a decline in our contract research and development revenue in the current fiscal year, as discussed more fully below.

Contract Research and Development Revenue.  Contract research and development revenue consists of amounts realized or realizable from funded research and development contracts, largely from U.S. government agencies and government contractors. Contract research and development revenues for fiscal 2010 declined compared to fiscal 2009 as shown in the following table:

	Contract Research
	and Development	Percentage of
	Revenue	Total Revenue

Fiscal 2009	$10,003,500	87%
Dollar decrease in fiscal 2010	(1,477,300)

Fiscal 2010	$8,526,200	73%
Percentage decrease for fiscal 2010	(15%)

The decline in our contract research and development revenue in fiscal 2010 as compared to fiscal 2009 was primarily due to both our liquidity limitations during fiscal 2010 and delays in receipt of contracts throughout the current fiscal year. Our liquidity limitations impacted our ability to timely pay for and receive subcontractor and vendor support required to fulfill some of the technical milestones of research and development contracts underway in the current fiscal year. We received approximately $562,000 less of such support in fiscal 2010 as compared to fiscal 2009. Since most of our research and development contracts are of a cost reimbursement nature, this reduction in expense incurred in the performance of such contracts directly impacted our corresponding recognition of revenue derived from such expense. The delays in receipt of some contracts in fiscal 2010 also limited our ability to recognize revenue from such contracts in the current period.

Cost of Contract Research and Development Revenue.  Cost of contract research and development revenue consists of wages and related benefits, as well as subcontractor, independent consultant and vendor expenses directly incurred in support of research and development contracts, plus associated indirect expenses permitted to be charged pursuant to the relevant contracts. Our cost of contract research and development revenue for fiscal 2010, both in terms of absolute dollars and as a percentage of contract research and development revenue, compared to fiscal 2009 is shown in the following table:

		Percentage of
		Contract Research
	Cost of Contract Research and	and Development
	Development Revenue	Revenue

Fiscal 2009	$8,467,800	85%
Dollar decrease in fiscal 2010	(1,808,800)

Fiscal 2010	$6,659,000	78%
Percentage decrease for fiscal 2010	(21%)

A substantial portion of our contract research and development revenue is derived from cost reimbursable contracts, and we recognize revenue as we incur costs. Accordingly, under our research and development contracts, costs and revenues frequently tend to increase or decrease proportionately, absent significant cost overruns. The decrease in fiscal 2010 in absolute dollar cost of contract research and development revenue as compared to fiscal 2009 exhibited this relationship by reflecting the decrease in contract research and development revenue discussed above. The improved margin reflected by the 7% decrease in cost of contract research and development revenue as a percentage of contract research and development revenue in fiscal 2010 over the comparable percentage in fiscal 2009 was largely the result of a substantial reduction in our indirect expenses and the corresponding overhead costs of contract research and development revenue in the current fiscal year as compared to fiscal 2009. This overhead reduction, substantially derived from reduced labor and labor-related expenses and reduced depreciation and amortization expense, resulted in a disproportionate decrease in our costs of contract research and development revenue in fiscal 2010, with the corresponding improvement in costs of contract research and development revenue as a percentage of such revenue.

Product Sales.  Our product sales are derived from sales of miniaturized camera products, specialized chips, modules, stacked chip products and chip stacking services. Product sales for fiscal 2010 increased both in terms of absolute dollars and as a percentage of total revenue as compared to fiscal 2009 as shown in the following table:

		Percentage of
	Product Sales	Total Revenue

Fiscal 2009	$1,515,900	13%
Dollar increase in fiscal 2010	1,661,900

Fiscal 2010	$3,177,800	27%
Percentage increase for fiscal 2010	110%

The increase in product sales in fiscal 2010 as compared to fiscal 2009 was largely the result of substantially increased sales of our thermal imaging products, particularly our COTI systems, both in terms of absolute dollars and as a percentage of total revenue. Based on the composition of our backlog at the date of this report, we believe that the percentage of our product sales derived from sales of thermal imaging products, particularly COTI systems, will continue to increase in fiscal 2011 as compared to fiscal 2010 due to our expectation of higher unit sales of such products.

Cost of Product Sales.  Cost of product sales consists of wages and related benefits of our personnel, as well as subcontractor, independent consultant and vendor expenses directly incurred in the manufacture of products sold, plus related overhead expenses. Our cost of product sales for fiscal 2010 as compared to fiscal 2009 is shown in the following table:

	Cost of Product Sales	Percentage of Product Sales

Fiscal 2009	$1,494,400	99%
Dollar increase in fiscal 2010	1,656,500

Fiscal 2010	$3,150,900	99%
Percentage increase for fiscal 2010	111%

The percentage increase in absolute dollar cost of product sales in fiscal 2010 as compared to fiscal 2009 reflected the substantially similar percentage increase in product sales in fiscal 2010 as compared to fiscal 2009. Margins on product sales in fiscal 2010 compared to fiscal 2009, as measured by the cost of products sales as a percentage of product sales, were unchanged, reflecting both the component costs of our thermal imaging products at our production volumes in the two fiscal years and the effect of product support costs. Product support costs include costs of material control, diagnostics and calibration, that are necessary to maintain a normal manufacturing capacity. A certain level of such product support costs are required, particularly for new products such as our COTI system, independent of the production volume and product sales realized from such products. In fiscal 2010 and fiscal 2009, the dollar value of product support costs accounted for a substantial portion of our cost of product sales. The impact of product support costs on product margins may continue to be a major component of our cost of product sales in future periods unless and until our product sales increase substantially, thereby reducing the percentage impact of the relatively inelastic product support costs.

General and Administrative Expense.  General and administrative expense largely consists of wages and related benefits for our executive, financial, administrative and marketing staff, as well as professional fees, primarily legal and accounting fees and costs, plus various fixed costs such as rent, utilities and telephone. General and administrative expense for fiscal 2010 declined substantially from general and administrative expense in fiscal 2009 as shown in the following table:

	General and
	Administrative	Percentage of
	Expense	Total Revenue

Fiscal 2009	$9,561,700	83%
Dollar decrease in fiscal 2010	(2,971,800)

Fiscal 2010	$6,589,900	56%
Percentage decrease for fiscal 2010	(31%)

The largest factor in the dollar decrease in general and administrative expense in fiscal 2010 as compared to fiscal 2009 was a $1,441,100 reduction in the current fiscal year in unallowable general and administrative expense for which we cannot seek reimbursement under most of our government contracts, primarily litigation expenses. This was largely the result of reduced legal expenses due to settling our litigation in March 2010 with Timothy Looney, the original owner of Optex, our discontinued subsidiary. Approximately $743,300, or 25%, of the dollar decrease in general and administrative expense in fiscal 2010 as compared to fiscal 2009 was the result of decreased labor expense and related employee benefits in the current fiscal year. Since a significant element of bid and proposal expenses are the labor costs incurred for such activities, our overall reduction in our labor-related overhead costs also contributed to a $478,600 reduction in bid and proposal general and administrative expenses in fiscal 2010, as compared to fiscal 2009. Our general and administrative service expense in fiscal 2010, largely accounting expenses, also decreased $188,000 compared to fiscal 2009. Since our total revenues for fiscal 2010 were not substantially greater than total revenues for fiscal 2009, the magnitude of our decrease in absolute dollars of general and administrative expense in fiscal 2010 as compared to the absolute dollars of general and administrative expense in fiscal 2009 also resulted in general and administrative expense as a percentage of total revenue being substantially decreased in the current fiscal year.

Research and Development Expense.  Research and development expense consists of wages and related benefits for our research and development staff, independent contractor consulting fees and subcontractor and vendor expenses directly incurred in support of internally funded research and development projects, plus associated overhead expenses. Research and development expense for fiscal 2010 as compared to fiscal 2009 increased as shown in the following table:

	Research and	Percentage of
	Development Expense	Total Revenue

Fiscal 2009	$2,266,700	20%
Dollar increase in fiscal 2010	372,300

Fiscal 2010	$2,639,000	23%
Percentage increase for fiscal 2010	16%

The increase in research and development expense in fiscal 2010 as compared to fiscal 2009 is largely related to labor deployment issues in the respective fiscal years. We use the same technical staff for both internal and customer funded research and development projects, as well as the preparation of technical proposals, so the availability of direct labor in terms of man hours and skill mix has a strong bearing on the amount of internally funded research and development expense we undertake in any given period. We used less of our direct labor on funded contracts in fiscal 2010 than fiscal 2009, contributing to greater labor deployment and associated expense to research and development expense for the current fiscal year. This increase may have been greater had it not been for the deployment of $516,900 of labor and associated overhead to capital projects related to our COTI product. Generally, this difference in labor deployment does not reflect any trends, but rather is tied to specific milestones of both funded and internal research projects. Accordingly, the absolute dollar increase in research and development expense in fiscal 2010 as compared to fiscal 2009 reflect these milestones, rather than a change in priorities related to internally funded research and development.

Gain (Loss) on Sale or Disposal of Assets.  We recorded a gain of $8,640,800 in fiscal 2009, largely as a result of our Patent Sale and License, which closed in March 2009. No transaction of comparable size occurred in fiscal 2010, although we did record a gain of $12,600 on disposal of assets in fiscal 2010.

Gain On Elimination of Consolidated Debt.  We recorded a gain of $2,539,200 in fiscal 2009 due to the September 2009 bankruptcy of Optex and the corresponding elimination of Optex from our consolidated balance sheet at September 27, 2009. No comparable gain occurred in fiscal 2010.

Gain from Reduction in Pension Liability.  We recorded a gain of $2,442,900 in fiscal 2009 due to the voluntary waiver of entitlements under our ESCP by our CEO and CFO. No comparable gain occurred in fiscal 2010.

Interest Expense.  Our interest expense for fiscal 2010, compared to that of fiscal 2009, increased slightly as shown in the following table:

Interest Expense

Fiscal 2009	$1,635,500
Dollar increase in fiscal 2010	57,100

Fiscal 2010	$1,692,600
Percentage increase in fiscal 2010	3%

The increase in interest expense in fiscal 2010 as compared to fiscal 2009 was primarily due to interest on our Debentures issued in the current fiscal year, which was offset in part by the reduction in our debt, and corresponding interest, that resulted from application of proceeds from the Patent Sale and License, the exchange of a portion of our debt for our Series A-2 Stock and the partial repayment of debt from proceeds of the Debenture Private Placement.

Litigation Settlement Expense.  In September 2009, a court order was issued potentially obligating us to $834,300 in attorneys’ fees related to a jury trial. We recorded a provision of $834,300 for this pending judgment in fiscal 2009. In March 2010, we entered into the Looney Settlement Agreement, pursuant to which we agreed to pay

Timothy Looney $50,000 and to issue to Mr. Looney the Looney Note in the principal amount of $2,500,000 in settlement of this and other litigation with Mr. Looney. We recorded the Looney Note in our consolidated financial statements for fiscal 2010 and extinguished the previously recorded expenses for litigation judgments related to these matters in fiscal 2010. The effectiveness of the Looney Settlement Agreement was conditioned upon our receipt of consents from our senior creditors, Summit and Longview. As one of the conditions of obtaining Longview’s Consent, we agreed to issue to Longview equity securities with a value of $825,000 (the “Waiver Securities”) in consideration for Longview’s waiver of potential future entitlement to all accumulated, but undeclared and unpaid, dividends on our Series A-1 Stock and our Series A-2 Stock held by Longview from the respective dates of issuance of the Series A-1 Stock and Series A-2 Stock through July 15, 2010. We issued the Waiver Securities to Longview on April 30, 2010 in the form of 27,500 shares of the newly created Series C Convertible Preferred Stock (the “Series C Stock”). We recorded the expense of the Waiver Securities in fiscal 2010. In connection with Longview’s consent for the Looney Settlement Agreement, we and Longview entered into an Agreement, Consent and Waiver (the “Longview Agreement”) pursuant to which we and Longview made certain agreements related to such consent. One of those agreements was that if we did not arrange for a third-party investor to purchase Longview’s holdings of the Company’s preferred stock on or before July 15, 2010 (the “Buyout”), we were obligated to issue to Longview (a) non-voting equity securities, with terms junior to our Series B Convertible Preferred Stock, convertible into 1,000,000 shares of our common stock (the “Contingent Securities”) and (b) a two-year warrant to purchase 1,000,000 shares of our common stock at an exercise price per share of $0.30 (the “Contingent Warrant”). The terms of the Contingent Securities and the Contingent Warrant were mutually agreed upon by the parties such that the Contingent Securities were to consist of 10,000 shares of Series C Stock convertible into 1,000,000 shares of common stock, subject to receipt of stockholder approval for such issuance if required by Nasdaq. The Buyout did not occur on or before July 15, 2010, and stockholder approval for the issuance of the Contingent Securities in the form of Series C Stock was obtained on July 28, 2010. Accordingly, we issued the Contingent Securities and Contingent Warrant to Longview in August 2010. We recorded a $450,000 expense for the obligation to issue the Contingent Securities and the Contingent Warrant in fiscal 2010. The net effect of these various expenses was an aggregate recording of $2,270,700 as a litigation settlement expense in fiscal 2010, respectively. (See Note 3 of the Notes to the Consolidated Financial Statements).

Income From Discontinued Operations.  As a result of the Optex Asset Sale, in fiscal 2009, we realized a gain on Optex’s discontinued operations of $58,400, reflecting results for the interval from September 29, 2008 through October 14, 2008, the date of the Optex Asset Sale. Since Optex had no operations subsequent to the Optex Asset Sale, no comparable result from discontinued operations was recognized in fiscal 2010.

Net Income (Loss) Attributable to Company.  Our net income (loss) attributable to the Company for fiscal 2010, as compared to fiscal 2009, is shown in the following table:

Net Income (Loss)

Fiscal 2009	$914,800
Dollar change in fiscal 2010	(12,070,600)

Fiscal 2010	$(11,155,800)
Percentage change in fiscal 2010	(1,319%)

Our net income attributable to the Company in fiscal 2009 was substantially the result of our gain on sale or disposal of assets resulting from our non-recurring Patent Sale and License in March 2009. The absence of a comparable-sized gain in fiscal 2010 was the principal cause for the change in our results for the current fiscal year compared to fiscal 2009. The net loss attributable to the Company in fiscal 2010 was reduced by the reduction in general and administrative expense offset by the increase of litigation settlement expense in the current fiscal year discussed above.

Liquidity and Capital Resources

Our liquidity changed in fiscal 2010 as shown in the following table:

	Cash and
	Cash Equivalents	Working Capital (Deficit)

September 27, 2009	$125,700	$(6,271,300)
Dollar change in fiscal 2010	155,900	(3,829,100)

October 3, 2010	$281,600	$(10,100,400)
Percentage change in fiscal 2010	124%	(61%)

The aggregate of our non-cash expenses in fiscal 2010 was $6,099,400, largely consisting of non-cash litigation settlement expense related to the Looney litigation discussed above and depreciation and amortization expense, and to a lesser extent, non-cash employee retirement plan contributions, non-cash interest expense, change in fair value of derivative instruments and non-cash stock-based compensation. These non-cash expenses partially offset the use of cash derived from our net loss and various timing effects and resulted in an operational use of cash in the amount of $1,767,000 in fiscal 2010. These and other uses of cash, including property and equipment expenditures of $1,042,200 and a reduction of $886,100 in factoring advances from Summit to us against receivables, were offset by $2,049,500 of net proceeds from our Series B preferred stock financing, $1,651,300 from our debenture unit financing and $489,700 of net proceeds from our common stock unit financing in fiscal 2010, contributing to the net $155,900 increase of cash in fiscal 2010.

During a portion of fiscal 2010, we continued to incur fees and expenses in the lawsuits related to the ongoing disputes with Mr. Looney and his affiliated entity. In fiscal 2010, these fees and expenses amounted to an aggregate of approximately $329,400. In March 2010, we settled these lawsuits with Mr. Looney and his affiliated entity in consideration of our payment of $50,000 in cash and issuance of the Looney Note, which consisted of a $2.5 million 27-month promissory note to Mr. Looney that is secured by substantially all of the Company’s assets. (See Note 3 of the Notes to the Consolidated Financial Statements). Debt service on this note will have a material adverse effect on our future liquidity so long as the note remains outstanding.

Under litigation related to obligations allegedly owed to FirstMark III, LP, formerly known as Pequot Private Equity Fund III, LP, and FirstMark III Offshore Partners, LP, formerly known as Pequot Offshore Private Equity Partners III, LP (collectively, “FirstMark”), FirstMark filed a motion for summary judgment, which was granted in January 2010, although to our knowledge, judgment has not yet been entered as of the date of this report. We have recorded approximately $1,269,00 of expense related to this pending judgment at October 3, 2010. (See Note 13 of the Notes to the Consolidated Financial Statements). We have attempted to settle this matter, but such an outcome cannot be assured. If we are unable to settle this matter in a satisfactory manner, execution on the anticipated final judgment could have a material adverse effect on our liquidity.

The increase in the working capital deficit in fiscal 2010 was largely the result of the impact of our net loss partially offset by the net proceeds from our sale of Series B preferred stock, debenture unit and common stock unit financings in the current fiscal year. Deployment of the net proceeds from those financings allowed us to reduce our factoring advances against receivables by $886,100 in fiscal 2010. At October 3, 2010, our factoring lender had advances to us of approximately $99,700.

At October 3, 2010, our funded backlog was approximately $9.4 million. We expect, but cannot guarantee, that a substantial portion of our funded backlog at October 3, 2010 will result in revenue recognized in the next twelve months, provided that we are able to enhance our liquidity to meet our working capital requirements. In addition, our government research and development contracts and product purchase orders typically include unfunded backlog, which is funded when the previously funded amounts have been expended or product delivery schedules are released. As of October 3, 2010, our total backlog, including unfunded portions, was approximately $30.1 million.

Contracts with government agencies may be suspended or terminated by the government at any time, subject to certain conditions. Similar termination provisions are typically included in agreements with prime contractors. While we have only experienced a small number of contract terminations, none of which were recent, we cannot assure you that we will not experience suspensions or terminations in the future. Any such termination, if material, could cause a disruption of our revenue stream, materially adversely affect our liquidity and results of operations and could result in employee layoffs.

We will need to raise additional funds in the near future to meet our continuing obligations. We raised $3.0 million of gross proceeds in a financing of unsecured promissory notes due May 31, 2011 and have been exploring possible additional financing. However, there can be no assurance that we will be able to secure such additional financing in a timely manner, on acceptable terms or at all. (See Note 17 of the Notes to the Consolidated Financial Statements).

Off-Balance Sheet Arrangements

Our conventional operating leases are either immaterial to our financial statements or do not contain the types of guarantees, retained interests or contingent obligations that would require their disclosures as an “off-balance sheet arrangement” pursuant to Regulation S-K Item 303(a)(4). As of October 3, 2010 and September 27, 2009, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commitments

Debt.  At October 3, 2010, we had approximately $5,415,300 of debt, which consisted of (i) a secured promissory note payable to Longview, described more fully below, the principal amount of which was reduced from $2.1 million to approximately $163,100 through partial exchange of such debt pursuant to the credit bid that effectuated the Optex Asset Sale and partial repayment from proceeds of the Patent Sale and License and the Debenture Private Placement; (ii) unsecured convertible and non-convertible debentures issued in the Debenture Private Placement with an aggregate principal balance of $2,752,200; and (iii) the Looney Note, a $2,500,000 secured subordinated promissory note payable to Timothy Looney pursuant to settlement of litigation, described more fully below.

On July 19, 2007, we entered into a Loan Agreement, a secured promissory note (the “Longview Note”) and an Omnibus Security Interest Acknowledgement with Longview, pursuant to which we closed a short-term non-convertible loan in the original principal amount of $2.0 million (the “Loan”), which was subsequently increased by $100,000 to $2.1 million pursuant to the terms of the Longview Note. The Longview Note bore interest at a rate of 12% per annum, due together with the unpaid principal amount when the Longview Note matures, which was originally on January 19, 2008, but was extended to December 30, 2009 pursuant to our November 2007 debt restructuring, further extended to September 30, 2010 pursuant to partial repayment terms related to the Patent Sale and License and further extended to the earlier of December 31, 2010 or our raising of gross proceeds of $1.5 million or more in financings after September 30, 2010.

In October 2008, approximately $1,651,100 of the principal due under the Longview Note was retired pursuant to the Optex Asset Sale. In March 2009, in connection with the Patent Sale and License, the outstanding principal of the Longview Note was further reduced to $188,400, and the maturity date of the Longview Note was extended to September 30, 2010. In March 2010, in connection with the Debenture Private Placement, the outstanding principal of the Longview Note was further reduced to $163,100. In December 2010, we repaid the outstanding balance on the Longview Note in full. (See Note 17 of the Notes to Consolidated Financial Statements).

In March 2010, we sold and issued convertible debenture units (the “Units”) with an aggregate principal balance of $2,752,200 in two closings of a private placement (the “Debenture Private Placement”). Each Unit is comprised of (i) one one-year, unsecured convertible debenture with a principal repayment obligation of $5,000 (the “Convertible Debenture”) that is convertible at the election of the holder into shares of our common stock at a conversion price of $0.40 per share (the “Principal Conversion Shares”); (ii) one one-year, unsecured non-convertible debenture with a principal repayment obligation of $5,000 that is not convertible into common stock (the “Non-Convertible Debenture” and, together with the Convertible Debenture, the “Debentures”); and (iii) a five-year warrant to purchase 3,125 shares of our common stock (the “Debenture Investor Warrant”). The conversion price applicable to the Debentures and the exercise price applicable to the Debenture Investor Warrants is $0.40 per share. The Debentures bear simple interest at a rate per annum of 20% of their principal value. Interest on the

Debentures accrues and is payable quarterly in arrears and is convertible at our election into shares of our common stock at a conversion price of $0.40 per share. We elected to pay the first and second quarterly interest payments due in June 2010 and September 2010, respectively, on the Debentures in the aggregate amount of $277,500 through conversion into 693,600 shares of our common stock. The conversion price of the Debentures is subject to adjustment for stock splits, stock dividends, recapitalizations and the like. We may repay any unpaid and unconverted principal amount of the Debentures in cash prior to maturity at 110% of such principal amount.

The Looney Note issued by the Company in connection with the Looney Settlement Agreement bears simple interest at a rate per annum of 10% of the outstanding principal balance and is secured by substantially all of our assets (the “Collateral”) pursuant to the terms and conditions of a Security Agreements and Intellectual Property Security Agreement with Mr. Looney (the “Security Agreements”), but such security interests are subject to and subordinate to the existing perfected security interests and liens of our senior creditors, Summit and Longview. The Looney Note requires the Company to remit graduated monthly installment payments over a 27-month period to Mr. Looney beginning with a payment of $8,000 in May 2010 and ending with a payment of $300,000 in June 2012. All such payments are applied first to unpaid interest and then to outstanding principal. A final payment of the remaining unpaid principal and interest under the Looney Note is due and payable in July 2012. Past due payments will bear simple interest at a rate per annum of 18%. In the event we prepay all amounts owing under the Looney Note by October 9, 2011, the $50,000 cash payment made to Mr. Looney pursuant to the Looney Settlement Agreement will either be returned to us or will be deducted from our final payment due on the Looney Note.

Capital Lease Obligations.  We had no outstanding principal balance on capital lease obligations at October 3, 2010.

Operating Lease Obligations.  We have various operating leases covering equipment and facilities located at our facility in Costa Mesa, California.

Deferred Compensation.  We have a deferred compensation plan, the Executive Salary Continuation Plan (the “ESCP”), for select key employees. Benefits payable under the ESCP are established on the basis of years of service with the Company, age at retirement and base salary, subject to a maximum benefits limitation of $137,000  per year for any individual. The ESCP is an unfunded plan. The recorded liability for future expense under the ESCP is determined based on expected lifetime of participants using Social Security mortality tables and discount rates comparable to that of rates of return on high quality investments providing yields in amount and timing equivalent to expected benefit payments. At the end of each fiscal year, we determine the assumed discount rate to be used to discount the ESCP liability. We considered various sources in making this determination for fiscal 2010, including the Citigroup Pension Liability Index, which at September 30, 2010 was 5.158%. Based on this review, we used a 5.2% discount rate for determining the ESCP liability at October 3, 2010. There are presently two of our retired executives who are receiving benefits aggregating $184,700 per annum under the ESCP. As of October 3, 2010, $1,215,400 has been accrued in the accompanying consolidated balance sheet for the ESCP, of which amount $184,700 is a current liability we expect to pay during fiscal 2011.

Stock-Based Compensation

Aggregate stock-based compensation for fiscal 2010 and fiscal 2009 was $103,200 and $142,000, respectively, and was included in:

	Fiscal 2010	Fiscal 2009

Cost of contract research and development revenue	$37,400	$40,800
General and administrative expense	65,800	101,200

	$103,200	$142,000

All transactions in which goods or services are the consideration received for equity instruments issued to non-employees are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of any such equity instrument is the earliest to occur of (i) the date on which the third-party performance is complete, (ii) the date on which it is probable that performance will occur, or (iii) if different, the date on which the compensation has been earned by the non-employee. In fiscal 2010, we issued warrants to purchase an aggregate of 350,000 shares of our common stock, valued at $119,000, to an investment banking firm for a one-year extension of an agreement for said firm to assist us in raising additional capital and to provide financial advisory services. In fiscal 2010, we also issued 27,500 shares of the Company’s newly created Series C Stock, valued at $825,000, to Longview in consideration for Longview’s consent to the issuance of the Looney Note and waiver of potential future entitlement to all accumulated, but undeclared and unpaid, dividends on the Company’s Series A-1 Stock and the Company’s Series A-2 Stock held by Longview from the respective dates of issuance of the Series A-1 Stock and the Series A-2 Stock through July 15, 2010. We issued an additional 10,000 shares of the Company’s Series C Stock, valued at $300,000, and a two-year warrant to purchase 1,000,000 shares of the Company’s common stock, valued at $150,000, to Longview in satisfaction of one of the conditions of Longview’s consent to the Looney Settlement Agreement.

We have historically issued stock options to employees and outside directors whose only condition for vesting were continued employment or service during the related vesting period. Typically, the vesting period has been up to four years for employee awards and immediate vesting for director awards, although awards have sometimes been granted with two year vesting periods. In some fiscal years, we have also issued nonvested stock grants to new employees and outside directors. The typical restriction period for such grants is three years. We may impose other performance criteria for the vesting of options or nonvested stock granted in the future.

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

For fiscal 2010, stock-based compensation included compensation costs attributable to such period for those options that were not fully vested upon adoption of ASC 718, Compensation — Stock Compensation, compensation costs for options and non-vested stock grants that were awarded during the period, prorated from the date of award to October 3, 2010, adjusted for estimated forfeitures and compensation costs for vested stock grants made during fiscal 2010. During fiscal 2010, options to purchase 833,000 shares of our common stock were granted, awards of 11,300 shares of nonvested stock were made and previously made awards of 15,300 shares of nonvested stock were forfeited. During fiscal 2010, there were awards of 1,800 shares of vested stock granted to employees. We have estimated forfeitures to be 7%, which reduced stock-based compensation cost by $2,600 in fiscal 2010.

At October 3, 2010, the total compensation costs related to nonvested option awards not yet recognized was $28,800. The weighted-average remaining vesting period of nonvested options at October 3, 2010 was 1.3 years.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not required for a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data

The financial statements, together with the report thereon of Squar, Milner, Peterson, Miranda & Williamson, LLP dated December 17, 2010, as listed under Item 15, appear in a separate section of this report beginning on page F-1.

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

Changes to Internal Control over Financial Reporting.  We have undertaken, and will continue to undertake, an effort for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. This effort, under the direction of senior management, includes the documentation, testing and review of our internal controls. During the course of these activities, we have identified potential improvements to our internal controls over financial reporting, including some that we have implemented in fiscal 2010, largely the modification or expansion of internal process documentation, and some that we are currently evaluating for possible future implementation. We expect to continue documentation, testing and review of our internal controls on an on-going basis and may identify other control deficiencies, possibly including material weaknesses, and other potential improvements to our internal controls in the future. We cannot guarantee that we will remedy any potential material weaknesses that may be identified in the future, or that we will continue to be able to comply with Section 404 of the Sarbanes-Oxley Act.

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

Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of October 3, 2010 to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external reporting purposes in accordance with U.S. GAAP.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

(a) Identification of Directors.

The information under the captions “Proposal One:  Election of Directors” and “Corporate Governance, Board Composition and Board Committees,” appearing in our proxy statement for our 2011 annual meeting of stockholders, is hereby incorporated by reference.

(b) Identification of Executive Officers and Certain Significant Employees.

The information under the caption “Executive Officers,” appearing in our proxy statement for our 2011 annual meeting of stockholders, is hereby incorporated by reference.

(c) Compliance with Section 16(a) of the Exchange Act.

The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” appearing in our proxy statement for our 2011 annual meeting of stockholders, is hereby incorporated by reference.

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

(e) Corporate Governance.

The information under the caption “Corporate Governance, Board Composition and Board Committees”, appearing in our proxy statement for our 2011 annual meeting of stockholders, is hereby incorporated by reference.

Item 11.	Executive Compensation

The information under the caption “Executive Compensation,” appearing in our proxy statement for our 2011 annual meeting of stockholders, is hereby incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the captions “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Securities Authorized for Issuance Under Equity Compensation Plans,” appearing in our proxy statement for our 2011 annual meeting of stockholders, is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

(a) Certain Relationships and Related Transactions

The information under the caption “Certain Relationships and Related Person Transactions” appearing in our proxy statement for our 2011 annual meeting of stockholders, is hereby incorporated by reference.

(b) Director Independence

The information under the captions “Proposal One:  Election of Directors” and “Corporate Governance, Board Composition and Board Committees,” appearing in our proxy statement for our 2011 annual meeting of stockholders, is hereby incorporated by reference.

Item 14.	Principal Accounting Fees and Services

The information under the caption “Principal Accountant Fees and Services,” and “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors,” appearing in our proxy statement for our 2011 annual meeting of stockholders, is hereby incorporated by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	(1) Financial Statements

See Index to Consolidated Financial Statements on page F-1

(2)	Financial Statement Schedules:

All schedules have been omitted because they are not applicable, not required for a smaller reporting company, or the information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits

The following is a list of the exhibits encompassed in this Annual Report on Form 10-K:

Exhibit
Number		Exhibit Description

3.1		Certificate of Incorporation of the Registrant, as amended and currently in effect(1)
3.2		By-laws, as amended and currently in effect(2)
3.3		Certificate of Elimination of the Series B Convertible Cumulative Preferred Stock, Series C Convertible Cumulative Preferred Stock, Series D Convertible Preferred Stock and Series E Convertible Preferred Stock(3)
3.4		Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series A-1 10% Cumulative Convertible Preferred Stock(4)
3.5		Certificate of Amendment of Certificate of Incorporation to increase the authorized shares of the Corporation’s Common Stock and the authorized shares of the Corporation’s Preferred Stock(5)
3.6		Certificate of Amendment of Certificate of Incorporation to reclassify, change, and convert each ten (10) outstanding shares of the Corporation’s Common Stock into one(1) share of Common Stock(6)
3.7		Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series A-2 10% Cumulative Convertible Preferred Stock(7)
3.8		Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series B Convertible Preferred Stock(8)
3.9		Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series C Convertible Preferred Stock(9)
10	.1*	2000 Non-Qualified Stock Option Plan(10)
10	.2*	2001 Stock Option Plan(11)
10	.3*	2001 Non-Qualified Stock Option Plan(12)
10	.4*	2001 Compensation Plan, as amended December 13, 2001(13)
10	.5*	2003 Stock Incentive Plan as amended March 1, 2005(14)
10	.6*	Deferred Compensation Plan(15)
10	.7*	Amended and Restated 2006 Omnibus Incentive Plan(16)
10	.8*	Executive Salary Continuation Plan, as amended and restated December 26, 2007(17)

Exhibit
Number		Exhibit Description

10.9		Form of Indemnification Agreement between the Registrant and its directors and officers(18)
10.10		Lease Agreement for premises at 3001 Red Hill Avenue, Bldg. 3, Costa Mesa, California, renewal effective October 1, 2008(19)
10.11		Lease Agreement for premises at 3001 Red Hill Avenue, Bldg. 4, Costa Mesa, California, renewal effective October 1, 2008(20)
10.12		Class A Warrant to Purchase Common Stock dated December 29, 2006 issued by the Company to Longview Fund, LP(21)
10.13		Class A Warrant to Purchase Common Stock dated December 29, 2006 issued by the Company to Alpha Capital Anstalt(22)
10.14		Settlement Agreement and Mutual Release dated December 29, 2006 between the Company and Pequot(23)
10	.15*	Form of Stock Appreciation Rights Agreement (Stock Settled) under the Company’s 2006 Omnibus Incentive Plan(24)
10	.16*	Form of Non-Incentive Stock Option Agreement under the Company’s 2006 Omnibus Incentive Plan(25)
10	.17*	Form of Incentive Stock Option Agreement under the Company’s 2006 Omnibus Incentive Plan(26)
10	.18*	Form of Restricted Stock Unit Agreement under the Company’s 2006 Omnibus Incentive Plan(27)
10	.19*	Form of Restricted Stock Award Agreement under the Company’s 2006 Omnibus Incentive Plan(28)
10.20		Class B Warrant dated August 15, 2007 issued by the Company to Longview Fund, L.P.(29)
10	.21*	Form of Incentive Stock Option Agreement under the Company’s 2006 Omnibus Incentive Plan(30)
10	.22*	Form of Non-Incentive Stock Option Agreement under the Company’s 2006 Omnibus Incentive Plan(31)
10	.23*	Form of Stock Appreciation Rights Agreement (Stock Settled) under the Company’s 2006 Omnibus Incentive Plan(32)
10	.24*	Irvine Sensors Corporation Deferred Compensation Plan, as amended and restated June 6, 2008, effective January 1, 2005(33)
10.25		Form of Subscription Agreement for Secured Promissory Notes for 2008 Private Placement(34)
10.26		Form of Secured Promissory Note for 2008 Private Placement(35)
10.27		Security Agreement for 2008 Private Placement(36)
10.28		Collateral Agent Agreement for 2008 Private Placement(37)
10.29		Intercreditor Agreement for 2008 Private Placement(38)
10.30		Warrant to Purchase Common Stock dated February 4, 2008 issued to Maxim Partners LLC(39)
10.31		Form of Subscription Agreement for Secured Promissory Notes for 2009 Private Placement(40)
10.32		Form of Secured Promissory Note for 2009 Private Placement(41)
10.33		Form of Warrant to Purchase Common Stock issued to J.P. Turner & Company, LLC pursuant to 2009 Private Placement(42)
10	.34†	Patent Purchase Agreement as amended March 18, 2009 by and between the Company and Aprolase Development Co., LLC(43)
10.35		Lien Release Agreement dated March 18, 2009 and Release of Security Interest by and among the Company, Longview Fund, LP and Alpha Capital Anstalt(44)
10.36		Form of Lien Release Agreement dated March 18, 2009 and Release of Security Interest by and among the Company and the Bridge Investors(45)
10.37		Subscription Agreement dated March 18, 2009 by and among the Company, Longview Fund, LP and Alpha Capital Anstalt(46)
10	.38†	Patent License Agreement dated as of March 18, 2009 by and between the Company and Aprolase Development Co., LLC(47)
10.39		Financing Agreement dated June 16, 2009 between the Company and Summit Financial Resources, L.P.(48)

Exhibit
Number		Exhibit Description

10.40		Intercreditor Agreement dated June 16, 2009 by and among Summit Financial Resources, L.P., Longview Fund, L.P., Alpha Capital Anstalt, Michael S. Rudolph as collateral agent and the Company.(49)
10.41		Form of Subscription Agreement dated September 30, 2009 for Private Placement of Preferred Stock Units and schedule of omitted material details thereto.(50)
10.42		Form of Warrant dated September 30, 2009 for Private Placement of Preferred Stock Units and schedule of omitted material details thereto.(51)
10.43		Warrant to Purchase Common Stock dated October 14, 2009 issued to a financial advisory and investment banking firm(52)
10.44		Waiver by John C. Carson and John J. Stuart, Jr. of entitlement to benefits under Executive Salary Continuation Plan(53)
10.45		Agreement, Consent and Waiver dated April 9, 2010 by and between Irvine Sensors Corporation and Longview(54)
10.46		Longview consent and waiver extending default grace period relating to the judgment entered by the Court in the Looney lawsuit.(55)
10	.47†	Teaming Agreement between Irvine Sensors Corporation and Optics 1, Inc.(56)
10.48		Settlement and Release Agreement dated March 26, 2010 by and between Timothy Looney, Barbara Looney and TWL Group, L.P., on the one hand, and Irvine Sensors Corporation, John C. Carson and John J. Stuart, Jr., on the other hand.(57)
10.49		Agreement, Consent and Waiver dated April 9, 2010 by and between Irvine Sensors Corporation and Longview.(58)
10.50		Secured Promissory Note to Timothy Looney dated April 14, 2010(59)
10	.51†	Security Agreement to Timothy Looney dated April 14, 2010(60)
10	.52†	Intellectual Property Security Agreement to Timothy Looney dated April 14, 2010(61)
10.53		Form of Subscription Agreement for Debenture Financing(62)
10.54		Form of Unsecured Convertible Debenture(63)
10.55		Form of Unsecured Non-Convertible Debenture(64)
10.56		Form of Investor Common Stock Warrant for Debenture Financing(65)
10.57		Form of Placement Agent Common Stock Warrant for Debenture Financing(66)
10.58		Clarification dated April 27, 2010 between Irvine Sensors Corporation and Longview(67)
10.59		June 8, 2010 Waiver of Letter of Intent requirement of Agreement, Consent and Waiver dated April 9, 2010 by and between Irvine Sensors Corporation and Longview(68)
10.60		Form of Subscription Agreement for Common Stock Unit Financing(69)
10.61		Form of Investor Common Stock Warrant for Common Stock Unit Financing(70)
10.62		Form of Placement Agent Common Stock Warrant for Common Stock Unit Financing(71)
10.63		Form of Common Stock Warrant issued to Longview on August 2, 2010(72)
10.64		Waiver and Consent of Longview Fund, L.P. and Alpha Capital Anstalt(73)
10.65		Agreement Amending July 2007 Promissory Note and Cancelling Contingent Secured Promissory Note(74)
10.66		Summary of Accredited Investor Stock Purchase Agreement
21.1		Subsidiaries of the Registrant
23.1		Consent of Squar, Milner, Peterson, Miranda & Williamson, LLP, Independent Registered Public Accounting Firm
31.1		Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Exhibit Description

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003.

(2)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on September 21, 2007.

(3)	Incorporated by reference to Exhibit 3.3 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on April 18, 2008.

(4)	Incorporated by reference to Exhibit 3.4 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on April 18, 2008.

(5)	Incorporated by reference to Exhibit 3.5 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on August 27, 2008.

(6)	Incorporated by reference to Exhibit 3.6 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on August 27, 2008.

(7)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on March 24, 2009.

(8)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on October 1, 2009.

(9)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on May 4, 2010.

(10)	Incorporated by reference to Exhibit 10.5 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2002.

(11)	Incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement for the March 7, 2001 Annual Meeting of Stockholders, filed February 9, 2001.

(12)	Incorporated by reference to Exhibit 99 filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-102284), filed December 31, 2002.

(13)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-76756), filed January 15, 2002.

(14)	Incorporated by reference to Exhibit 99 filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-124868), filed May 12, 2005.

(15)	Incorporated by reference to Exhibit 10.9 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 2004.

(16)	Incorporated by reference to Exhibit 10.13 filed with the Registrant’s Quarterly Report on Form 10-Q as filed with the SEC on May 13, 2009.

(17)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Current Report on Form 8-K filed December 31, 2007.

(18)	Incorporated by reference to Exhibit 10.9 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2000.

(19)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 24, 2008.

(20)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 24, 2008.

(21)	Incorporated by reference to Exhibit 10.11 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(22)	Incorporated by reference to Exhibit 10.12 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(23)	Incorporated by reference to Exhibit 10.16 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(24)	Incorporated by reference to Exhibit 10.59 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2007.

(25)	Incorporated by reference to Exhibit 10.60 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2007.

(26)	Incorporated by reference to Exhibit 10.61 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2007.

(27)	Incorporated by reference to Exhibit 10.62 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2007.

(28)	Incorporated by reference to Exhibit 10.63 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2007.

(29)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on August 17, 2007.

(30)	Incorporated by reference to Exhibit 10.15 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2008.

(31)	Incorporated by reference to Exhibit 10.16 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2008.

(32)	Incorporated by reference to Exhibit 10.17 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2008.

(33)	Incorporated by reference to Exhibit 10.18 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2008.

(34)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 16, 2008.

(35)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 16, 2008.

(36)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 16, 2008.

(37)	Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 16, 2008.

(38)	Incorporated by reference to Exhibit 10.5 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 16, 2008.

(39)	Incorporated by reference to Exhibit 10.15 filed with the Registrant’s Quarterly Report on Form 10-Q as filed with the SEC on May 15, 2008.

(40)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 16, 2008 and Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on February 9, 2009.

(41)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 16, 2008 and Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on February 9, 2009.

(42)	Incorporated by reference to Exhibit 10.6 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 9, 2009.

(43)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on March 24, 2009.

(44)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on March 24, 2009.

(45)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on March 24, 2009.

(46)	Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on March 24, 2009.

(47)	Incorporated by reference to Exhibit 10.12 filed with the Registrant’s Quarterly Report on Form 10-Q as filed with the SEC on May 13, 2009.

(48)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 22, 2009.

(49)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 22, 2009.

(50)	Incorporated by reference to Exhibit 10.69 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2009.

(51)	Incorporated by reference to Exhibit 10.70 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2009.

(52)	Incorporated by reference to Exhibit 10.71 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2009.

(53)	Incorporated by reference to Exhibit 10.72 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2009.

(54)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 15, 2010.

(55)	Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 2009.

(56)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2010.

(57)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2010.

(58)	Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2010.

(59)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 15, 2010.

(60)	Incorporated by reference to Exhibit 10.6 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2010.

(61)	Incorporated by reference to Exhibit 10.7 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2010.

(62)	Incorporated by reference to Exhibit 10.8 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2010.

(63)	Incorporated by reference to Exhibit 10.9 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2010.

(64)	Incorporated by reference to Exhibit 10.10 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2010.

(65)	Incorporated by reference to Exhibit 10.11 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2010.

(66)	Incorporated by reference to Exhibit 10.12 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2010.

(67)	Incorporated by reference to Exhibit 10.13 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2010.

(68)	Incorporated by reference to Exhibit 10.6 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2010.

(69)	Incorporated by reference to Exhibit 10.7 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2010.

(70)	Incorporated by reference to Exhibit 10.8 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2010.

(71)	Incorporated by reference to Exhibit 10.9 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2010.

(72)	Incorporated by reference to Exhibit 10.10 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2010.

(73)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on August 24, 2010.

(74)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on October 5, 2010.

*	Denotes management contract or compensatory plan or arrangement

†	Confidential treatment was previously requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions were omitted from this exhibit and filed separately with the Securities and Exchange Commission

(b)	Exhibits

The exhibits filed as part of this report are listed in Item 15(a)(3) of this Form 10-K.

(c)	Financial Statement Schedules

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
Dated: December 17, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ John C. Carson	/s/ John J. Stuart, Jr.
John C. Carson Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer) Dated: December 17, 2010	John J. Stuart, Jr. Chief Financial Officer and Secretary (Principal Financial and Chief Accounting Officer) Dated: December 17, 2010

/s/ Marc Dumont	/s/ Thomas M. Kelly
Marc Dumont, Director Dated: December 17, 2010	Thomas M. Kelly, Director Dated: December 17, 2010

/s/ Jack Johnson	/s/ Frank Ragano
Jack Johnson, Director Dated: December 17, 2010	Frank Ragano, Director Dated: December 17, 2010

/s/ Robert G. Richards
Robert G. Richards, Director Dated December 17, 2010

IRVINE SENSORS CORPORATION

Irvine Sensors Corporation

Consolidated Balance Sheets

	October 3, 2010	September 27, 2009

Assets
Current assets:
Cash and cash equivalents	$281,600	$125,700
Accounts receivable, net of allowance for doubtful accounts of $13,600 and $15,000, respectively	382,100	1,396,300
Unbilled revenues on uncompleted contracts	630,300	885,300
Inventory, net	1,715,800	441,100
Prepaid expenses and other current assets	182,300	53,200

Total current assets	3,192,100	2,901,600
Property and equipment, net (including construction in process of $204,000 and $35,000, respectively)	2,730,000	2,898,100
Intangible assets, net	12,400	14,400
Deferred financing costs	302,900	—
Deposits	87,400	37,500

Total assets	$6,324,800	$5,851,600

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$4,724,100	$3,427,100
Accrued expenses	4,101,700	3,730,800
Accrued estimated loss on contracts	29,000	—
Advance billings on uncompleted contracts	321,800	249,600
Advances against accounts receivable	99,700	985,800
Deferred revenue	1,515,400	180,000
Restructured debt, net of debt discounts	163,100	188,400
Promissory note payable — related party	—	400,000
Secured promissory note, current portion	402,500	—
Debentures, net of debt discounts	1,935,200	—
Capital lease obligations	—	11,200

Total current liabilities	13,292,500	9,172,900
Secured promissory note	2,097,500	—
Executive Salary Continuation Plan liability	1,030,700	1,057,600

Total liabilities	16,420,700	10,230,500

Commitments and contingencies (Note 13)
Stockholders’ deficit:
Convertible Preferred stock, $0.01 par value, 1,000,000 and 1,000,000 shares authorized, respectively;	500	1,200
Series A-1 — 0 and 99,900 shares issued and outstanding, respectively(1); liquidation preference of 0 and $3,586,200, respectively;
Series A-2 — 8,300 and 25,000 shares issued and outstanding, respectively(1); liquidation preference of $333,300 and $1,043,500, respectively;
Series B — 1,900 and 0 shares issued and outstanding, respectively(1); liquidation preference of $1,892,700 and $0, respectively
Series C — 37,500 and 0 shares issued and outstanding, respectively(1); liquidation preference of $1,125,000 and $0, respectively
Common stock, $0.01 par value, 150,000,000 and 150,000,000 shares authorized, respectively; 33,535,400 and 9,694,500 shares issued and outstanding, respectively(1)	335,400	96,900
Common stock held by Rabbi Trust	(1,169,600)	(1,169,600)
Deferred compensation liability	1,169,600	1,169,600
Paid-in capital	165,039,200	162,497,700
Accumulated deficit	(175,795,400)	(167,299,100)

Irvine Sensors Corporation stockholders’ deficit	(10,420,300)	(4,703,300)
Noncontrolling interest	324,400	324,400

Total stockholders’ deficit	(10,095,900)	(4,378,900)

Total liabilities and stockholders’ deficit	$6,324,800	$5,851,600

(1)	The number of shares of preferred stock and common stock issued and outstanding have been rounded to the nearest one hundred (100).

See Accompanying Notes to Consolidated Financial Statements

Irvine Sensors Corporation

Consolidated Statements of Operations

	Fiscal Years Ended
	October 3, 2010	September 27, 2009

Revenues:
Contract research and development revenue	$8,526,200	$10,003,500
Product sales	3,177,800	1,515,900
Other revenue	12,800	16,800

Total revenues	11,716,800	11,536,200

Costs and expenses:
Cost of contract research and development revenue	6,659,000	8,467,800
Cost of product sales	3,150,900	1,494,400
General and administrative expense	6,589,900	9,561,700
Research and development expense	2,639,000	2,266,700

Total costs and expenses	19,038,800	21,790,600
Gain on sale or disposal of assets	12,600	8,640,800

Loss from operations	(7,309,400)	(1,613,600)
Interest expense	(1,692,600)	(1,635,500)
Provision for litigation judgment	(20,200)	(834,300)
Litigation settlement expense	(2,270,700)	—
Gain on elimination of consolidated debt	—	2,539,200
Gain from reduction in pension liability	—	2,442,900
Change in fair value of derivative instrument	95,500	—
Interest and other income	48,900	31,200

Income (loss) from continuing operations before minority interest and benefit (provision) for income taxes	(11,148,500)	929,900
Provision for income taxes	(7,300)	(73,600)

Income (loss) from continuing operations	(11,155,800)	856,300
Discontinued operations:
Income from discontinued operations	—	58,400

Net income (loss)	$(11,155,800)	$914,700
Add net income attributable to noncontrolling interests in subsidiary	—	100

Net income (loss) attributable to Company	$(11,155,800)	$914,800

Basic net income (loss) per common share information:
From continuing operations attributable to Company	$(0.70)	$0.06
From discontinued operations attributable to Company	—	0.01

Basic net income (loss) attributable to Company per common share	$(0.70)	$0.07

Diluted net income (loss) per common share information
From continuing operations attributable to Company	$(0.70)	$0.05
From discontinued operations attributable to Company	—	0.00

Diluted net income (loss) attributable to Company per common share	$(0.70)	$0.05

Basic weighted average number of common shares outstanding	18,116,700	6,730,500

Diluted weighted average number of common shares outstanding	18,116,700	16,735,900

See Accompanying Notes to Consolidated Financial Statements

Irvine Sensors Corporation

Consolidated Statement of Stockholders’ Deficit

	Series A-1 and A-2		Series B		Series C
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Common Stock	Prepaid				Total
	Shares Issued(1)		Shares Issued(1)		Shares Issued(1)		Shares Issued(1)		Warrants Issued (1)	Stock-Based		Accumulated	Noncontrolling	Stockholders’
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Compensation	Paid-in Capital	Deficit	Interest	Deficit

Balance at September 28, 2008	126,000	$1,300	—	$—	—	$—	3,557,200	$35,600	717,900	$—	$159,717,800	$(168,213,900)	$411,600	$(8,047,600)
Common stock issued to employee retirement plan	—	—	—	—	—	—	1,785,700	17,900	—	(750,000)	732,100	—	—	—
Common stock issued to pay operating expenses	—	—	—	—	—	—	339,800	3,400	—	—	129,700	—	—	133,100
Common stock issued to investment banking firm	—	—	—	—	—	—	315,000	3,100	—	—	122,400	—	—	125,500
Common stock issued to purchasers of debt	—	—	—	—	—	—	575,600	5,800	—	—	244,200	—	—	250,000
Stock-based compensation expense — vested stock	—	—	—	—	—	—	1,600	—	—	—	600	—	—	600
Common stock warrants issued to investment banking firm	—	—	—	—	—	—	—	—	299,300	—	92,100	—	—	92,100
Additional common stock warrants issued under anti-dilution provisions	—	—	—	—	—	—	—	—	504,000	—	—	—	—	—
Common stock warrants expired	—	—	—	—	—	—	—	—	(59,900)	—	—	—	—	—
Stock-based compensation expense — options	—	—	—	—	—	—	—	—	—	—	27,900	—	—	27,900
Preferred stock issued to retire debt	25,000	300	—	—	—	—	—	—	—	—	999,700	—	—	1,000,000
Common stock issued upon conversion of preferred stock	(26,100)	(400)	—	—	—	—	1,956,300	19,600	—	—	(19,200)	—	—	—
Common stock issued to convert debt	—	—	—	—	—	—	1,089,000	10,800	—	—	337,600	—	—	348,400
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	—	—	—	113,500	—	—	113,500
Issuance of nonvested stock, net	—	—	—	—	—	—	74,300	700	—	—	(700)	—	—	—
Amortization of employee retirement plan contributions	—	—	—	—	—	—	—	—	—	750,000	—	—	—	750,000
Optex minority interest												—	(87,100)	(87,100)
Net income	—	—	—	—	—	—	—	—	—	—	—	914,800	(100)	914,700

Balance at September 27, 2009	124,900	1,200	—	—	—	—	9,694,500	96,900	1,461,300	—	162,497,700	(167,299,100)	324,400	(4,378,900)
Cumulative-effect adjustment of adopting ASC 815-40	—	—	—	—	—	—	—	—	—	—	(4,230,000)	4,130,500	—	(99,500)
Common stock issued to employee retirement plan	—	—	—	—	—	—	2,673,800	26,700	—	(750,000)	723,300	—	—	—
Sale of preferred stock, net of financing costs and value assigned to warrants issued to investors	—	—	3,500	—	—	—	—	—	—	—	1,307,900	—		1,307,900
Issuance of preferred stock as litigation settlement expense	—	—	—	—	37,500	400	—	—	—	—	1,124,600	—		1,125,000
Issuance of warrants as litigation settlement expense	—	—	—	—	—	—	—	—	1,000,000	—	150,000	—		150,000
Common stock warrants issued to preferred stock investors	—	—	—	—	—	—	—	—	2,094,000	—	424,000	—	—	424,000
Sale of common stock units, net of issuance costs	—	—	—	—	—	—	3,469,500	34,700	693,900	—	437,000	—	—	471,700
Sale of common stock	—	—	—	—	—	—	138,500	1,400	—	—	16,600	—	—	18,000
Common stock issued to pay interest	—	—	—	—	—	—	693,600	6,900	—	—	270,500	—	—	277,400
Common stock options exercised	—	—	—	—	—	—	10,000	100	—	—	1,500	—	—	1,600
Deemed dividend of beneficial conversion feature of preferred stock issuance	—	—	—	—	—	—	—	—	—	—	1,471,000	(1,471,000)	—	—
Common stock issued upon conversion of preferred stock	(116,600)	(1,100)	(1,600)	—	—	—	16,851,000	168,500	—	—	(167,400)	—	—	—
Stock-based compensation expense — vested stock	—	—	—	—	—	—	1,800	200	—	—	600	—	—	800
Beneficial conversion feature of debentures	—	—	—	—	—	—	—	—	—	—	102,200	—	—	102,200
Common stock warrants issued to debenture investors	—	—	—	—	—	—	—	—	860,000	—	163,500	—	—	163,500
Common stock warrants issued to investment banking firm	—	—	—	—	—	—	—	—	2,695,100	—	643,800	—	—	643,800
Common stock warrants expired	—	—	—	—	—	—	—	—	(1,477,500)	—	—	—	—	—
Additional common stock warrants issued under anti-dilution provisions	—	—	—	—	—	—	—	—	715,500	—	—	—	—	—
Issuance of nonvested stock, net	—	—	—	—	—	—	2,700	—	—	—	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	—	—	—	65,100	—	—	65,100
Amortization of employee retirement plan contributions	—	—	—	—	—	—	—	—	—	750,000	—	—	—	750,000
Stock-based compensation expense — options	—	—	—	—	—	—	—	—	—	—	37,300	—	—	37,300
Net loss	—	—	—	—	—	—	—	—	—	—	—	(11,155,800)	—	(11,155,800)

Balance at October 3, 2010	8,300	$100	1,900	$—	37,500	$400	33,535,400	$335,400	8,042,300	$—	$165,039,200	$(175,795,400)	$324,400	$(10,095,900)

(1)	Amounts of preferred stock, common stock and warrants issued have been rounded to nearest one hundred (100).

See Accompanying Notes to Consolidated Financial Statements

Irvine Sensors Corporation

Consolidated Statements of Cash Flows

	Fiscal Years Ended
	October 3, 2010		September 27, 2009

Cash flows from operating activities:
Net income (loss)		$(11,155,800)		$914,800
Add back (income) from discontinued operations		—		(58,400)

Income (loss) from continuing operations		(11,155,800)		856,400
Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities:
Depreciation and amortization	$1,280,300		$1,762,900
(Use of) provision for allowance for inventory valuation	(3,800)		402,100
Non-cash interest expense	751,500		829,200
Non-cash gain on elimination of consolidated debt	—		(2,539,200)
Non-cash litigation settlement	2,270,700		—
Non-cash employee retirement plan contributions	750,000		750,000
Gain on sale or disposal of assets	(12,600)		(8,640,800)
Change in fair value of derivative instrument	(95,500)		—
Net loss attributable to noncontrolling interests	—		(100)
Common stock and warrants issued to pay operating expenses	—		508,600
Non-cash stock-based compensation	103,200		141,900
Decrease (increase) in accounts receivable	1,014,200		(733,900)
Decrease in unbilled revenues on uncompleted contracts	255,000		394,400
(Increase) decrease in inventory	(1,319,600)		283,700
(Increase) decrease in prepaid expenses and other current assets	(10,100)		11,600
(Increase) decrease in deposits	(49,900)		63,500
Increase in accounts payable and accrued expenses	3,045,700		265,500
Increase (decrease) in accrued estimated loss on contracts	29,000		(144,500)
Decrease in income taxes payable	—		(51,600)
Decrease in Executive Salary Continuation Plan liability	(26,900)		(2,427,200)
Increase in advance billings on uncompleted contracts	72,200		227,700
Increase (decrease) in deferred revenue	1,335,400		(205,000)

Total adjustments		(9,388,800)		(9,101,200)

Net cash used in operating activities of continuing operations		(1,767,000)		(8,244,800)
Cash flows from investing activities:
Property and equipment expenditures	(1,042,200)		(90,400)
Gross proceeds from sale of fixed assets and intangibles	12,600		9,500,000
Transfer of fixed asset (from) to contract expense	(19,300)		33,300
Acquisition and costs related to patents	—		(143,700)
Decrease in restricted cash	—		41,700

Net cash provided by (used in) investing activities		(1,048,900)		9,340,900
Cash flows from financing activities:
Proceeds from sale of preferred stock, net of issuance costs	2,049,500		—
Principal payments of notes payable	(25,300)		(3,063,700)
Proceeds from secured promissory notes	—		1,000,000
Proceeds from sale of debenture units	1,651,300		—
Proceeds from sale of common stock and units, net of issuance costs	489,700		—
Debt issuance costs paid	(297,700)		(227,000)
Proceeds from options exercised	1,600		—
Proceeds from (decrease in) advances against accounts receivable	(886,100)		985,800
Principal payments of capital leases	(11,200)		(29,100)

Net cash (used in) provided by financing activities		2,971,800		(1,334,000)
Cash flows from discontinued operations:
Operating cash flows	—		(275,000)

Net cash used in discontinued operations		—		(275,000)

Net increase (decrease) in cash and cash equivalents		155,900		(512,900)
Cash and cash equivalents at beginning of period		125,700		638,600

Cash and cash equivalents at end of period		$281,600		$125,700

Non-cash investing and financing activities:
Noncash debt extinguishment resulting from Optex Asset Sale		$—		$15,000,000
Noncash conversion of preferred stock to common stock		$4,292,200		$—
Noncash debt conversion to common stock		$—		$330,000
Issuance of warrants to investment banking firm		$643,800		$—
Noncash interest conversion to common stock		$277,600		$18,500
Noncash debt conversion to preferred stock		$—		$1,000,000
Noncash litigation settlement expense		$2,270,700		—
Supplemental cash flow information:
Cash paid for interest		$356,100		$340,000
Cash paid for income taxes		$7,700		$34,900

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

On October 14, 2008, substantially all of the assets of Optex Systems, Inc. (“Optex”), a Texas corporation and a wholly-owned subsidiary of ISC, were sold pursuant to a UCC public foreclosure sale (the “Optex Asset Sale”). The Optex Asset Sale was completed as contemplated by a binding Memorandum of Understanding for Settlement and Debt Conversion Agreement dated September 19, 2008 (the “MOU”) between the Company and its senior lenders, Longview Fund, L.P. (“Longview”) and Alpha Capital Anstalt (“Alpha”). Longview and Alpha are sometimes collectively referred to as the “Lenders.” As agreed to in the MOU, Optex Systems, Inc., a Delaware corporation controlled by the Lenders (“Optex-Delaware”), credit bid $15 million in this UCC public foreclosure sale, and its offer was the winning bid. As a result, $15 million of the Company’s aggregate indebtedness to the Lenders was extinguished. All the Company’s financial statements and notes and schedules thereto give effect to this event and report Optex as a discontinued operation for both the current and prior fiscal periods. Optex filed a voluntary petition for relief under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of California in September 2009 (the “Optex bankruptcy”). None of the Company’s subsidiaries accounted for more than 10% of the Company’s total assets at October 3, 2010 or had separate employees or facilities at such date. None of the Company’s subsidiaries accounted for more than 10% of the Company’s total assets at September 27, 2009.

Summary of Significant Accounting Policies

Consolidation.  The consolidated financial statements include the accounts of ISC and its subsidiaries, Novalog, Inc. (“Novalog”), MicroSensors, Inc. (“MSI”), RedHawk Vision Systems, Inc. (“RedHawk”) and iNetWorks Corporation (“iNetWorks”). The Company’s subsidiaries do not presently have material operations or assets. All significant intercompany transactions and balances have been eliminated in the consolidation. The accounts for Optex have been eliminated from the balance sheets from September 27, 2009 forward due to the Optex bankruptcy in September 2009.

Fiscal Year.  The Company’s fiscal year ends on the Sunday nearest September 30. “Fiscal 2010” ended October 3, 2010 and included 53 weeks. “Fiscal 2009” ended on September 27, 2009 and included 52 weeks. The fiscal year ending October 2, 2011 (“fiscal 2011”) will include 52 weeks.

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

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

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

Estimated Costs to Complete and Accrued Estimated Loss on Contracts.  The Company reviews and reports on the performance of its contracts and product orders against the respective resource plans for such contracts and orders. These reviews are summarized in the form of estimates of costs to complete (“ETCs”). ETCs include management’s current estimates of remaining amounts for direct labor, material, subcontract support and indirect costs based on each contract’s or product order’s completion status and either the current or re-planned future requirements under the contract or product order. If an ETC indicates a potential overrun against budgeted resources for a cost reimbursable contract or a fixed price level of effort contract, management generally seeks to revise the program plan in a manner consistent with customer objectives to eliminate such overrun and to secure necessary customer agreement to such revision. To mitigate the financial risk of such re-planning, the Company attempts to negotiate the deliverable requirements of its research and development contracts to allow as much flexibility as possible in technical outcomes.

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

During fiscal 2010, the Company’s accrued estimated loss on contracts increased $29,000, from $0 to $29,000. This increase reflects a change in the Company’s estimate (excluding contingencies), which management believes reflects ETCs for contracts in progress based on their completion status at October 3, 2010 and current and future technical requirements under the program contracts.

Revenues.  The Company derives revenue from contract research and development, as well as from product sales. Revenues derived from contracts to develop prototypes and provide research, development, design, testing and evaluation of complex detection and control defense systems were a substantial contributor to total revenues in fiscal 2010 and fiscal 2009. The Company’s research and development contracts are usually cost reimbursement plus fixed fee, fixed price level of effort or occasionally firm fixed price. The Company’s cost reimbursement plus fixed fee research and development contracts require the Company’s good faith performance of a statement of work within overall budgetary constraints, but with latitude as to resources utilized. The Company’s fixed price level of effort research and development contracts require the Company to deliver a specified number of labor hours in the performance of a statement of work. The Company’s firm fixed price research and development contracts require the Company to deliver specified items of work independent of resources utilized to achieve the required deliverables. Revenues for all types of research and development contracts are recognized as costs are incurred and include applicable fees or profits primarily in the proportion that costs incurred bear to estimated final costs.

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

Costs and estimated earnings in excess of billings under government research and development contracts are accounted for as unbilled revenues on uncompleted contracts, stated at estimated realizable value and are expected to be realized in cash within one year. Billings in excess of costs and estimated earnings under government research and development contracts are accounted for as advanced billings on uncompleted contracts.

United States government research and development contract costs, including indirect costs, are subject to audit and adjustment from time to time by negotiations between the Company and government representatives. The government has approved the Company’s indirect contract costs through the 53 weeks ended October 3, 2004 (“fiscal 2004”) and has started but has not yet completed audit of the Company’s indirect contract costs for the 52 weeks ended October 2, 2005 (“fiscal 2005”). The government has not yet scheduled audit of the Company’s indirect contract costs for the 52 weeks ended October 1, 2006 (“fiscal 2006”), the 52 weeks ended September 30, 2007 (“fiscal 2007”), the 52 weeks ended September 28, 2008 (“fiscal 2008”) and fiscal 2009. Research and development contract revenues have been recorded in amounts that are expected to be realized upon final determination of allowable direct and indirect costs for the affected contracts.

Revenues derived from product sales in fiscal 2010 and fiscal 2009 were primarily the result of shipments of sales of the Company’s miniaturized infrared imaging cameras, and sales of stacked chip products, largely memory stacks. Production orders for the Company’s products are generally priced in accordance with established price lists. Memory stack products and visible spectrum cameras are primarily shipped to original equipment manufacturers (“OEMs”). Infrared imaging cameras are both subsystem and system level products for shipment to either OEMs or to end user customers, initially for military applications. Revenues are recorded when products are shipped, provided that the following conditions are met:

•	there are no unfulfilled contingencies associated with the sale;

•	the Company has a sales contract or purchase order with the customer; and

•	the Company is reasonably assured that the sales price can be collected.

The absence of any of these conditions, including the lack of shipment, would cause revenue recognition to be deferred. Terms are Freight on Board (“FOB”) shipping point.

Prior to fiscal 2010, the Company’s products were primarily shipped for developmental and qualification use or were not been sold under formal warranty terms. Effective fiscal 2010, the Company commenced sale of clip-on thermal imaging products with a one-year warranty and has correspondingly commenced to record reserves for returns under warranty for such products. The Company does not offer contractual price protection on any of its products. Accordingly, the Company does not presently maintain any reserves for returns for post-shipment price adjustments.

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

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

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

Inventory.  Product inventory is valued at the lower of cost or market. Cost of the Company’s product inventory includes direct material and labor costs, as well as manufacturing overhead costs allocated based on direct labor dollars. Inventory cost is determined using the average cost method. Inventories are reviewed quarterly to determine salability and obsolescence. A reserve is established for slow moving and obsolete product inventory items. In addition, the Company believes that its marketing of probable new research and development contracts under specific government budgets and programs is facilitated by the capitalization of material, labor and overhead costs that are eventually recoverable under such contracts. Due to the uncertain timing of such contract awards, the Company maintains significant reserves for this inventory to avoid overstating its value. (See Note 12).

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

The Company has historically issued stock options and vested and nonvested stock grants to employees and outside directors whose only condition for vesting has been continued employment or service during the related vesting or restriction period. Typically, the vesting period for such stock option grants has been four years for non-officer employee awards, and either two-year or immediate vesting for officers and directors, although options have sometimes been granted with other vesting periods. In some fiscal years, the Company has also issued nonvested stock grants to new employees and outside directors, typically with vesting periods of three years.

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

During fiscal 2010 and fiscal 2009, the Company granted options to purchase 833,000 and 122,000 shares of its common stock, respectively. The following assumptions were used for the valuation of the grants in fiscal 2010 and fiscal 2009.

	Fiscal 2010	Fiscal 2009

Risk free interest rate	0.44%	1.93% - 4.00%
Expected life	4.0 years	2.5 - 4.0 years
Expected volatility	97.0%	84.6% - 89.4%
Expected dividend yield	None	None

Expected life of options granted is computed using the mid-point between the vesting period and contractual life of the options granted (the “simplified method”). Expected volatilities are based on the historical volatility of the Company’s stock price and other factors.

Cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as financing cash flows. There are no tax benefits resulting from the exercise of stock options for fiscal 2010 and fiscal 2009.

The Company’s subsidiaries did not grant any options during fiscal 2010 or fiscal 2009.

The Company recognizes compensation expense on a straight-line basis over the vesting period of the option after consideration of the estimated forfeiture rate, which was 7% during fiscal 2010 and fiscal 2009. At October 3, 2010, the total compensation costs related to nonvested option awards not yet recognized was $28,800 and the weighted-average remaining vesting period of nonvested options at October 3, 2010 was 1.3 years. Such amounts do not include the cost of new options that may be granted in future periods or any changes in the Company’s forfeiture rate.

Accounting for Stock and Warrant-Based Operating Expense.  For stock and warrants issued to non-employees in exchange for services, the Company records expense based on the fair value of common stock and warrants issued to service providers at the date of such issuance or the fair value of the services received, whichever is more reliably measurable, and is recognized over the vesting period. In fiscal 2010, the Company issued warrants to purchase an aggregate of 350,000 shares of its common stock, valued at $119,000, to an investment banking firm for a one-year extension of an agreement for said firm to assist the Company in raising additional capital and to provide financial advisory services. In fiscal 2010, the Company also issued 27,500 shares of the Company’s newly created Series C Convertible Preferred Stock (the “Series C Stock”), valued at $825,000, to its senior lender, Longview Fund, L.P. (“Longview”) in consideration for Longview’s consent to the issuance of the Looney Note and waiver of potential future entitlement to all accumulated, but undeclared and unpaid, dividends on the Series A-1 10% Cumulative Convertible Preferred Stock (the “Series A-1 Stock”) and the Company’s Series A-2 10% Cumulative Convertible Preferred Stock (the “Series A-2 Stock”) held by Longview from the respective dates of issuance of the Series A-1 Stock and the Series A-2 Stock through July 15, 2010. In fiscal 2010, the Company issued an additional 10,000 shares of the Company’s Series C Stock, valued at $300,000, and a two-year warrant to purchase 1,000,000 shares of the Company’s common stock, valued at $150,000, to Longview in satisfaction of one of the conditions of Longview’s consent to the settlement of litigation with Timothy Looney, the former owner of the Company’s discontinued Optex subsidiary. (See Notes 3 and 5). In fiscal 2009, the Company issued 339,800 shares of common stock, valued at $133,100 to a non-employee service provider as operating expense. In fiscal 2009, the Company issued no warrants to non-employee service providers as operating expense, although warrants were issued to an investment banker in connection with a financing. (See Note 7 and “Warrant Valuation and Beneficial Conversion Feature” below).

Software Development and Purchased Software.  The Company capitalizes certain software costs incurred, either from internal or external sources, as part of intangible assets and amortizes these costs on a straight-line basis over the useful life of the software. Planning, training, support and maintenance costs incurred either prior to or

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

following the implementation phase are recognized as expense in the period in which they occur. The Company evaluates the carrying values of capitalized software to determine if the carrying values are impaired, and, if necessary, the Company would recognize an impairment loss in the period in which the impairment occurred. At October 3, 2010, the Company had capitalized software of approximately $11,600, net of accumulated amortization of $2,398,100.

Intangible Assets.  The Company amortizes the cost of intangibles over their estimated useful lives unless such lives are deemed indefinite. When certain impairment indicators are present, amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows, appraised values or other market-based information. Intangible assets with indefinite lives are tested annually for impairment as of the first day of the Company’s fourth fiscal quarter and between annual periods if impairment indicators exist, and are written down to fair value as required. The Company’s intangible assets with definite lives at October 3, 2010 and September 27, 2009 consisted principally of patents, patent applications and trademarks related to the Company’s various technologies. In March 2009, the Company sold most of its patent assets for cash proceeds of $9.5 million and a worldwide, royalty-free license to use the sold patent assets (the “Patent Sale and License”). Capitalized costs include amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of patent and trademark applications. These assets are amortized on a straight-line method over the shorter of their useful or legal life, generally ten years.

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

Tangible Long-Lived Assets.  The Company frequently monitors events or changes in circumstances that could indicate that the carrying amount of tangible long-lived assets to be held and used may not be recoverable. The determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. When impairment is indicated for a tangible long-lived asset, the amount of impairment loss is the excess of net book value of the asset over its fair value. Tangible long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. At October 3, 2010, management believed no indications of impairment existed.

Income Taxes.  The Company provides for income taxes under the liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities as measured by the enacted tax rates which are expected to be in effect when these differences reverse. To the extent net deferred tax assets are not realizable on a more likely than not basis, a valuation allowance is provided against such net deferred tax assets. An individual tax position has to meet for some or all of the benefits of that position to be recognized in the Company’s financial statements. (See Note 14).

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

Basic and Diluted Net Income (Loss) per Share.  Basic net income (loss) per share is based upon the weighted average number of shares of common stock outstanding. Diluted net income (loss) per share is based on the assumption that options, warrants and other instruments convertible into common stock are included in the calculation of diluted net income (loss) per share, except when their effect would be anti-dilutive. For instruments in which consideration is to be received for exercise, such as options or warrants, dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of actual issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Cumulative dividends on the Company’s cumulative convertible preferred stock, although not declared, constitute a preferential claim against future dividends, if any, and are treated as an incremental decrease in net income from continuing operations or increase in net loss from continuing operations for purposes of determining basic net income (loss) from continuing operations per common share. Such preferred dividends, if dilutive, are added back to the net income or loss from continuing operations as it is assumed that the preferred shares were converted to common shares as of the beginning of the period for purposes of determining diluted net income (loss) from continuing operations per common share. (See Note 9).

Cash and Cash Equivalents.  For purposes of the Consolidated Financial Statements, the Company considers all demand deposits and certificates of deposit with original maturities of 90 days or less to be cash equivalents.

Fair Value of Financial Instruments.  Financial instruments include cash and cash equivalents, accounts receivable and payable, other current liabilities and long-term debt. The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable and payable and other current liabilities approximate fair value due to the short-term nature of these items. Because of the substantial initial debt discounts involved in the debt transactions discussed further in Note 3, management believes that it is not practicable to estimate the fair value of the remaining principal balance due under the Promissory Note at October 3, 2010 without incurring unreasonable costs. Furthermore, because of the scale of the discounts already recorded, management does not believe that an estimation of the fair value of the debt instruments would result in a materially different result than what the Company has already recorded. The fair value due of notes payable to related party are not determinable without unreasonable cost due to their related party nature.

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

Reclassifications.  Certain reclassifications have been made to the consolidated balance sheet as of September 27, 2009 to conform to the current year presentation to reflect the adoption of new accounting guidance regarding the presentation of minority interests in subsidiaries, as discussed below.

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

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

Recently Issued Accounting Pronouncements.  In June 2008, the FASB ratified guidance issued by the Emerging Issue Task Force (“EITF”) as codified in ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity (previously EITF Issue No. 07-05, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock). ASC 815-40 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. ASC 815-40 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the ASC 815-10 scope exception. ASC 815-40 is effective for fiscal years beginning after December 15, 2008, which for the Company is fiscal 2010, and early adoption was not permitted. Pursuant to ASC 815-40, the Company was required to reclassify certain warrants from equity to liabilities, which resulted in a cumulative effect adjustment of approximately $4,230,000 to reduce paid-in capital for the original allocated value recorded for these affected warrants, a corresponding reduction in accumulated deficit of $4,230,000 and recording of the fair market value of the warrant derivative liability of $99,500 effective September 28, 2009, the first day of fiscal 2010. The fair market value of the warrant derivative liability was re-measured at October 3, 2010 and adjusted to report the change in fair value, which was $95,500 for fiscal 2010. The warrant derivative liability is included in accrued expenses on the consolidated balance sheet.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements amending ASC 820, Fair Value Measurements and Disclosures requiring additional disclosure and clarifying existing disclosure requirements about fair value measurements. ASU 2010-06 requires entities to provide fair value disclosures by each class of assets and liabilities, which may be a subset of assets and liabilities within a line item in the statement of financial position. The additional requirements also include disclosure regarding the amounts and reasons for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and separate presentation of purchases, sales, issuances and settlements of items within Level 3 of the fair value hierarchy. The guidance clarifies existing disclosure requirements regarding the inputs and valuation techniques used to measure fair value for measurements that fall in either Level 2 or Level 3 of the hierarchy. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. There was no impact from the Company’s adoption of this guidance.

In April 2010, the FASB issued ASU 2010-17, Milestone Method of Revenue Recognition, which provides guidance related to Revenue Recognition that applies to arrangements with milestones relating to research or development deliverables. This guidance provides criteria that must be met to recognize consideration that is contingent upon achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. This guidance is effective for the Company starting fiscal year 2011. The Company is currently assessing the impact of the guidance, if any, on its financial statements.

Note 2 — Going Concern

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company generated significant net losses in fiscal years prior to fiscal 2009. In fiscal 2009, the Company generated net income of $914,800, but this was primarily attributable to the approximately $8.6 million of aggregate non-recurring gains realized by the Company’s sale of patent assets and substantial gains on the elimination of consolidated debt and reduction in pension liability. In fiscal 2010, the Company had a net loss of $11,155,800.

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

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

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

As of October 3, 2010, the Company also had negative working capital and stockholders’ deficit of approximately $10.1 million and $10.1 million, respectively. As of October 3, 2010, the Company also had a litigation judgment pending, for which the Company has recorded expected liability of approximately $1.3 million. (See Note 13).

Management is focused on managing costs in line with estimated total revenues, including contingencies for cost reductions if projected revenues are not fully realized. However, there can be no assurance that anticipated revenues will be realized or that the Company will be able to successfully implement its plans. Accordingly, the Company will need to raise additional funds to meet its continuing obligations in the near future and may incur additional future losses.

In September 2010, the Company’s common stock was delisted from the Nasdaq Capital Market for non-compliance with Nasdaq’s $1.00 per share minimum bid price continued listing requirement and commenced trading on the Over-the-Counter Bulletin Board. Delisting from the Nasdaq Capital Market could significantly limit the Company’s ability to raise capital and adversely impact the price of and market for the Company’s common stock. If the Company requires additional financing to meet its working capital needs, there can be no assurance that suitable financing will be available on acceptable terms, on a timely basis, or at all.

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

Pursuant to the terms of the Looney Settlement Agreement, the Company agreed to pay Mr. Looney $50,000 and to issue to Mr. Looney a secured promissory note in the principal amount of $2,500,000 (the “Looney Note”). (See Note 4). In connection with issuing the Looney Note, the Company also entered into a Security Agreement and an Intellectual Property Security Agreement with Mr. Looney (collectively, the “Security Agreements”), which collectively provide a security interest in all the Company’s assets subject to and subordinate to the existing perfected security interests and liens of the Company’s senior creditors, Summit Financial Resources, L.P. (“Summit”) and Longview.

The effectiveness of the Looney Settlement Agreement was conditioned upon the Company’s receipt of consents from Summit and Longview. The Company obtained said consents, and the Looney Settlement Agreement was effective as of March 26, 2010. As one of the conditions of obtaining the Longview consent, the Company agreed to issue Longview equity securities with a value of $825,000 (the “Waiver Securities”) in consideration for

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

Longview’s waiver of potential future entitlement to all accumulated, but undeclared and unpaid, dividends on the Company’s Series A-1 Stock and the Company’s Series A-2 Stock held by Longview from the respective dates of issuance of the Series A-1 Stock and the Series A-2 Stock through July 15, 2010. The amount of said accumulated, but undeclared and unpaid dividends through July 15, 2010 was estimated to be approximately equal to the value of the Waiver Securities. The Waiver Securities were issued to Longview on April 30, 2010 in the form of 27,500 shares of the Company’s newly created Series C Stock. (See Note 5).

As another condition for Longview’s consent for the Looney Settlement Agreement, the Company and Longview agreed that if the Company did not arrange for a third-party investor to purchase Longview’s holdings of the Company’s Series A-1 Stock and Series A-2 Stock on or before July 15, 2010 (the “Buyout”), the Company would be obligated to issue to Longview (a) non-voting equity securities, with terms junior to the Company’s Series B Convertible Preferred Stock (the “Series B Stock”), convertible into 1,000,000 shares of the Company’s common stock (the “Contingent Securities”) and (b) a two-year warrant to purchase 1,000,000 shares of the Company’s common stock at an exercise price per share of $0.30 (the “Contingent Warrant”). The terms of the Contingent Securities and the Contingent Warrant were mutually agreed upon by the parties such that the Contingent Securities were to consist of 10,000 shares of the Company’s Series C Stock convertible into 1,000,000 shares of the Company’s common stock, subject to receipt of stockholder approval for such issuance if required by Nasdaq. The Buyout did not occur on or before July 15, 2010, and stockholder approval for the issuance of the Contingent Securities in the form of Series C Stock was obtained on July 28, 2010. Accordingly, the Contingent Securities and Contingent Warrant were issued to Longview in August 2010. (See Notes 5 and 7.)

The Company recorded the $2.5 million Looney Note in its consolidated financial statements for fiscal 2010 and extinguished $1,504,300 of previously recorded accrued expenses for litigation judgments related to these matters. The Company also recorded an expense of $825,000 for the issuance of the Waiver Securities in fiscal 2010. The Company also recorded a $450,000 expense for the obligation to issue the Contingent Securities and the Contingent Warrant in fiscal 2010. The net effect was a litigation settlement expense of $2,270,700 recorded in fiscal 2010.

Note 4 — Debt Instruments

Restructured Debt, Net of Debt Discounts

The restructured debt, net of debt discounts, consists of the remainder of a 12% secured promissory note payable to Longview originally entered into by the Company in July 2007, initially with a six-month term, under a secured promissory note (the “Longview Note”) with a $2.0 million principal due initially. The principal amount of the Longview Note was automatically increased by $100,000 on August 15, 2007, when the Company elected not to exercise an early payment feature of the Longview Note. In connection with the Optex Asset Sale in October 2008, approximately $1,651,100 of the principal balance of the Longview Note was retired. In March 2009, $260,500 of the then outstanding principal balance of the Longview Note was repaid from proceeds of the Company’s sale of patents, resulting in an outstanding principal balance of the Longview Note of $188,400 at September 27, 2009. In March 2010, $25,300 of the then outstanding principal balance of the Longview Note was repaid from proceeds of the Debenture Private Placement (described more fully below), resulting in an outstanding principal balance of the Longview Note of $163,100 at October 3, 2010. As of October 3, 2010, the maturity date of the Longview Note was the earlier of December 31, 2010 or the Company’s raising of gross proceeds of $1.5 million or more in financings after September 30, 2010. In December 2010, the Company paid all remaining obligations of the Longview Note in full. (See Note 17).

Note Payable — Related Party

In December 2006, in consideration for amendments to the Stock Purchase Agreement, the Buyer Option Agreement and the Escrow Agreement with Timothy Looney initially entered into on December 30, 2005 for the acquisition of Optex, the Company issued an unsecured subordinated promissory note to Mr. Looney in the original

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

principal amount of $400,000, bearing interest at a rate of 11% per annum. The principal and accrued interest under this note was due and payable in full to Mr. Looney on December 29, 2007. The Company had recorded the principal and accrued interest amount of this note in its consolidated balance sheets at September 27, 2009 as a current liability. At October 3, 2010, this note had been extinguished as a result of the Looney Settlement Agreement.

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

The Debentures bear simple interest at a rate of 20% per annum. Interest on the Debentures accrues and is payable quarterly in arrears and is convertible at the election of the Company into shares of common stock at a conversion price of $0.40 per share. In fiscal 2010, interest in the amount of $277,400 was converted into 693,600 shares of common stock. (See Note 6). The conversion price of the Debentures is subject to adjustment for stock splits, stock dividends, recapitalizations and the like. Any unpaid and unconverted principal amount of the Debentures may be repaid in cash prior to maturity at 110% of such principal amount. The amounts owing under the Debentures may be accelerated upon the occurrence of certain events of default as set forth in the Debentures.

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

Aggregate gross proceeds of $1,651,300 received by the Company in connection with the Debenture Private Placement is comprised of the aggregate principal value of $2,752,200 of the Debentures, net of a corresponding original issue discount of $1,101,000 and was allocated to the individual components comprising the Debenture Unit on a relative fair value basis. This resulted in approximately $163,000 allocated to the five year investor warrants and approximately $1,488,000 allocated to the Debentures. In addition, because the effective conversion price of the Convertible Debentures was below the current trading price of the Company’s common shares at the date of issuance, the Company recorded a BCF of approximately $102,200. The value of the warrants and the BCF have been recorded as additional paid in capital in the accompanying consolidated financial statements.

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

Secured Promissory Note

The Looney Note issued by the Company as a result of the Looney Settlement Agreement bears simple interest at a rate per annum of 10% of the outstanding principal balance and is secured by substantially all of the assets of the Company (the “Collateral”) pursuant to the terms and conditions of the Security Agreements, but such security interests are subject to and subordinate to the existing perfected security interests and liens of the Company’s senior creditors, Summit and Longview. The Looney Note requires the Company to remit graduated monthly installment payments over a 27-month period to Mr. Looney beginning with a payment of $8,000 in May 2010 and ending with a payment of $300,000 in June 2012. All such payments are applied first to unpaid interest and then to outstanding principal. Scheduled payments through April 2011 apply only to interest. A final payment of the remaining unpaid principal and interest under the Looney Note is due and payable in July 2012. Past due payments will bear simple interest at a rate per annum of 18%. In the event the Company prepays all amounts owing under the Looney Note within eighteen months after April 9, 2010, the $50,000 cash payment made to Mr. Looney pursuant to the Looney Settlement Agreement will either be returned to the Company or deducted from the final payment due on the Looney Note. The $50,000 cash payment is recorded as a prepaid charge on the consolidated balance sheet as of October 3, 2010.

Note 5 — Issuance of Preferred Stock

The Company’s Series A-1 Stock was issued to its senior lenders, Longview and Alpha Capital Anstalt (“Alpha”) (collectively, the “Lenders”) during fiscal 2008 in exchange for cancellation of approximately $1,188,500 of accrued and unpaid interest and approximately $2,811,500 of principal balance of debt owed by the Company to the Lenders.

Each share of Series A-1 Stock was initially convertible at any time at the holder’s option into 10 shares of common stock at an initial conversion price of $3.00 per share of common stock. The conversion price of the Series A-1 Stock was subject to ratchet price dilution protection in the event the Company issued securities (other than certain excepted issuances) at a price below the then current conversion price, subject to the limitation of the authorized capital of the Company. As a result of a reverse stock split and various issuances of common stock subsequent to the issuance of the Series A-1 Stock, by July 2010, the conversion price of the Series A-1 Stock had been adjusted pursuant to its terms to $0.12825 per share. In the event the Company declares dividends in the future, the Series A-1 Stock was preferentially entitled to receive 10% cumulative dividends per annum compounding monthly, payable in arrears starting December 30, 2009, which could have increased to 20% during the existence of certain events of default. In April 2010, Longview waived entitlement to all accumulated, but undeclared and unpaid, dividends on the Series A-1 Stock held by Longview from the date of issuance of the Series A-1 Stock through July 15, 2010 in consideration for the issuance of the Waiver Securities. (See Note 3). In fiscal 2010, Longview and Alpha converted all of their holdings of Series A-1 Stock into shares of common stock. Accordingly, at October 3, 2010, there were no shares of Series A-1 Stock outstanding.

On March 31, 2009, the Company’s stockholders approved the creation and issuance of the Company’s Series A-2 Stock, a 10% cumulative convertible non-voting preferred stock. The February 2009 completion of the Company’s Private Placement, raising $1.0 million of gross proceeds, satisfied the requirements of the Company’s binding Memorandum of Understanding with Longview and Alpha for the exchange of $1.0 million of obligations under the Restructured Debt for new convertible preferred stock, and the Company entered into a Subscription Agreement in March 2009 for such exchange. The approval of the Company’s stockholders and the occurrence of certain other events satisfied the conditions in the Subscription Agreement and, accordingly, on April 30, 2009, the Company issued an aggregate of 24,999 shares of the Series A-2 Stock to Longview and Alpha at a purchase price of $40 per share. The approximate $1,000,000 aggregate purchase price for the Series A-2 Stock was paid solely by Longview’s and Alpha’s exchange of all the remaining portion of certain debt of the Company held by them.

Each share of Series A-2 Stock was initially convertible at any time at the holder’s option into 100 shares of common stock at an initial conversion price of $0.40 per share of common stock. The conversion price of the

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

Series A-2 Stock is subject to ratchet price dilution protection in the event the Company issues securities (other than certain excepted issuances) at a price below the then current conversion price, subject to the limitation of the authorized capital of the Company. The conversion price of the Series A-2 Stock also is subject to adjustment for stock splits, stock dividends, recapitalizations and the like. As a result of various issuances of common stock subsequent to the issuance of the Series A-2 Stock, by July 2010, the conversion price of the Series A-2 Stock had been adjusted pursuant to its terms to $0.12825 per share. The Series A-2 Stock is non-voting (except to the extent required by law), but ranks senior to the common stock, with respect to dividends and with respect to distributions upon a deemed dissolution, liquidation or winding-up of the Company. The Series A-2 Stock is entitled to 10% cumulative dividends per annum, payable in arrears starting December 30, 2010, which may increase to 20% during the existence of certain events of default. In April 2010, Longview waived entitlement to all accumulated, but undeclared and unpaid, dividends on the Series A-2 Stock held by Longview from the date of issuance of the Series A-2 Stock through July 15, 2010 in consideration for the issuance of the Waiver Securities. (See Note 3).

Absent the declaration of dividends, the cumulative feature of the Series A-1 Stock and the Series A-2 Stock does not result in an accrual of a liability, but does affect the net income (loss) applicable to common stockholders. (See Note 9). The Company has not recorded a liability for these dividends that have not been waived, since the Company is not legally able to declare or pay dividends on any classes of its stock until it meets certain financial conditions under Delaware law, which conditions it does not currently meet nor is able to estimate when, or if, it may meet in the future. The Series A-2 Stock is not redeemable by the holder thereof, but is callable at the election of the Company (provided an event of default has not occurred and is continuing) upon 30 days prior notice at a redemption price equal to their respective initial purchase price plus any accumulated but unpaid dividends. The Series A-2 Stock is subject to a blocker (the “Blocker”) that would prevent Longview’s common stock ownership at any given time from exceeding 4.99% of the Company’s outstanding common stock (which percentage may increase but never above 9.99%). The liquidation preference of the Series A-2 Stock consists of its respective initial purchase price plus any accumulated, but unpaid dividends. At October 3, 2010, the liquidation preference for the Series A-2 Stock was $333,300. At September 27, 2009, the liquidation preference for the Series A-1 Stock and the Series A-2 Stock was $3,586,200 and $1,043,500 respectively.

During fiscal 2010, 99,915 shares of the Series A-1 Stock were converted by Longview and Alpha into 8,978,985 shares of the Company’s common stock. During fiscal 2010, 16,668 shares of the Series A-2 Stock were converted by Longview and Alpha into 4,677,459 shares of the Company’s common stock. During fiscal 2009, 26,083 shares of the Series A-1 Stock were converted by Longview and Alpha into 1,956,250 shares of the Company’s common stock.

In fiscal 2010, the Company sold and issued an aggregate of 3,490 preferred stock units (the “Preferred Stock Units”) at a purchase price of $700 per Preferred Stock Unit. The $2,443,000 aggregate purchase price for the Preferred Stock Units was paid in cash to the Company, from which fees and expenses of $393,500 were disbursed to the placement agent and its counsel, resulting in net proceeds of $2,049,500 to the Company. Each Preferred Stock Unit was comprised of one share of the Company’s newly-created Series B Convertible Preferred Stock (the “Series B Stock”), plus a five-year warrant to purchase 600 shares of the Company’s common stock at an exercise price of $0.55 per share. Each share of Series B Stock is convertible at any time at the holder’s option into 2,000 shares of common stock at a conversion price per share of common stock equal to $0.50. During fiscal 2010, approximately 1,597 shares of the Series B Stock were converted into approximately 3,194,566 shares of the Company’s common stock. As of October 3, 2010, an aggregate of approximately 3,785,400 shares of the Company’s common stock were issuable upon conversion of the remaining shares of Series B Stock.

The Series B Stock is non-voting, except to the extent required by law. With respect to distributions upon a deemed dissolution, liquidation or winding-up of the Company, the Series B Stock ranks senior to the common stock and the Company’s new Series C Stock and junior to the Company’s Series A-2 Stock. The liquidation preference per share of Series B Stock equals its stated value, $1,000 per share. The Series B Stock is not entitled to any preferential cash dividends; however, the Series B Stock is entitled to receive, pari passu with the Company’s

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

common stock, such dividends on the common stock as may be declared from time to time by the Company’s Board of Directors.

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

In fiscal 2010, the Company issued 27,500 shares of the Company’s newly created Series C Stock to Longview to effectuate the requirement to issue Waiver Securities related to the Looney Settlement Agreement. (See Note 3.) Each share of Series C Stock is convertible at any time at the holder’s option into 100 shares of common stock at an initial conversion price per share of common stock equal to $0.30. The Series C Stock is non-voting, except to the extent required by law. With respect to distributions upon a deemed dissolution, liquidation or winding-up of the Company, the Series C Stock ranks senior to the common stock and junior to the Company’s Series A-2 Stock and Series B Stock. The liquidation preference per share of Series C Stock equals its stated value, $30 per share. The Series C Stock is not entitled to any preferential cash dividends; however, the Series C Stock is entitled to receive on an as-converted basis, pari passu with the Company’s common stock, but after payment of dividends to the Series A-1 Stock, Series A-2 Stock and Series B Stock at the time outstanding, such dividends on the common stock as may be declared from time to time by the Company’s Board of Directors. The Series C Stock is not redeemable by the holder thereof, but the Company will have the right, upon 30 calendar days’ prior written notice, to redeem the Series C Stock at its stated value, $30 per share. The Series C Stock is also subject to a blocker that would prevent each holder’s common stock ownership at any given time from exceeding 4.99% of the Company’s outstanding common stock (which percentage may increase but never above 9.99%).

During fiscal 2010, the Company also had an obligation to issue the Contingent Securities to Longview, including an additional 10,000 shares of the Series C Stock, convertible into 1,000,000 shares of the Company’s common stock, if Longview’s holdings of Series A-1 Stock, Series A-2 Stock and Series C Stock had not been purchased at their aggregate Stated Value by a third party on or before July 15, 2010. Such purchase did not occur, and the Company issued the Contingent Securities, pursuant to stockholder authorization, in August 2010. (See Note 3).

Note 6 — Issuance of Common Stock

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

Fiscal 2010 Issuances

During fiscal 2010, the Company issued an aggregate of 23,840,900 shares of its common stock, net of the forfeiture of 14,000 shares of nonvested stock, in various transactions. Of these issuances, 3,618,000 shares were issued in cash transactions with an aggregate valuation of $601,500. The remaining 20,222,900 shares were issued in non-cash transactions with an aggregate valuation of $6,287,900, net of forfeitures. These transactions are separately discussed below.

Fiscal 2010 Cash Transactions

The 3,618,000 shares of common stock issued during fiscal 2010 in cash transactions were issued in the following amounts:

(1) 3,469,500 shares were issued as a result of a private placement in which the Company sold and issued to 30 accredited investors (the “Common Stock Investors”) common stock units (the “Common Stock Units”) (the “Common Stock Private Placement”). The approximate $581,900 aggregate purchase price for these Common Stock Units was paid in cash to the Company. Each Common Stock Unit was comprised of (i) 100 shares of the Company’s Common Stock (the “Shares”) and (ii) a five-year warrant to purchase 20 shares of the Company’s Common Stock (the “Common Stock Investor Warrants”).

(2) 138,500 shares were issued to an accredited investor in a private transaction. The $18,000 aggregate purchase price for these shares was paid in cash to the Company.

(3) 10,000 shares were issued as a result of the exercise of options for a purchase price of $1,600.

Fiscal 2010 Non-Cash Transactions

The 20,222,900 shares of common stock issued during fiscal 2010 in non-cash transactions were issued in the following amounts:

(1) an aggregate of 8,979,000 shares of common stock of the Company were issued in various transactions in exchange for conversion and cancellation of $2,997,500 of the stated value of the Company’s Series A-1 Stock.

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

(2) an aggregate of 4,677,400 shares of common stock of the Company were issued in various transactions in exchange for conversion and cancellation of $666,700 of the stated value of the Company’s Series A-2 Stock.

(3) an aggregate of 3,194,600 shares of common stock of the Company were issued in various transactions in exchange for conversion and cancellation of $1,597,300 of the stated value of the Company’s Series B Stock.

(4) 2,673,800 shares of common stock of the Company were issued to effectuate $750,000 of non-cash contributions by the Company to the Company’s employee retirement plan, the Cash or Deferred & Stock Bonus Plan (“ESBP”), for fiscal 2010, all of which has been recognized as expense in fiscal 2010.

(5) 693,600 shares of common stock of the Company were issued to pay interest in the amount of $277,400 on the Company’s Debentures pursuant their terms. (See Note 4).

(6) after giving effect to the forfeiture of 14,000 shares of nonvested stock, there was a net increase of 4,500 shares and a net expense decrease of $1,000 associated with issuance of common stock to employees as compensation for services rendered.

The value of all of the non-cash issuances of common stock was based on the last reported closing sales price of the Company’s common stock as reported by the Nasdaq Capital Market prior to the various issuances or entering into the contractual obligations for such issuances.

Note 7 — Common Stock Warrants

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

In fiscal 2010, the Company issued a five-year warrant to purchase 907,400 shares of common stock at an exercise price of $0.55 per share to its investment banking firm as partial consideration for services rendered in the private placement of the Series B preferred stock unit financing. (See Note 5). As an element of that financing, the Company issued five-year warrants to the investors, valued at $424,000 pursuant to the Black-Scholes model, to purchase an aggregate of 2,094,000 shares of common stock at an exercise price of $0.55 per share. In fiscal 2010, the Company also issued a five-year warrant to purchase 350,000 shares of the Company’s common stock at an exercise price of $0.44 per share to its investment banking firm for a one-year extension of an agreement with said firm to assist the Company to raise additional capital and to provide financial advisory services. The estimated fair value of this warrant, $119,000, is being amortized over the 12-month term of the extension.

As a result of the closing of the Series B preferred stock financing and the warrant issued to the investment banking firm in connection with the agreement extension discussed above, warrants to purchase 762,000 shares of common stock at $3.18 per share were automatically adjusted to purchase 1,477,500 shares at $1.64 per share effective December 27, 2009, which warrants subsequently expired on December 30, 2009.

In fiscal 2010, the Company issued five-year warrants to purchase 986,700 shares of common stock at an exercise price of $0.40 per share to its investment banking firm as partial consideration for services rendered in the

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

Debenture Private Placement. As an element of that financing, the Company issued five-year warrants to the investors to purchase an aggregate of 860,000 shares of common stock at an exercise price of $0.40 per share. (See Note 4). The Company used the Black-Scholes model to value the warrants issued to the investment banking firm and investors pursuant to the Debenture Private Placement using the following assumptions; volatility of 95.9%, stock price $0.30 per share, exercise price $0.40 per share, risk-free interest rate of 2.7%, and an expected term of five years.

In fiscal 2010, the Company issued five-year warrants to purchase approximately 247,300 shares of common stock and 203,700 shares of common stock at exercise prices of $0.32 per share and $0.21 per share, respectively, to its investment banking firm as partial consideration for services rendered in the Common Stock Private Placement. (See Note 6). As an element of that financing, the Company issued five-year warrants to the Common Stock Investors to purchase an aggregate of approximately 380,400 shares of common stock and approximately 313,500 shares of common stock at exercise prices of $0.32 per share and $0.21 per share, respectively.

In fiscal 2010, in satisfaction of certain requirements related to Longview’s consent to the Looney Settlement Agreement, the Company issued a two-year warrant to Longview to purchase 1,000,000 shares of the Company’s common stock at an exercise price per share of $0.30. (See Note 3). The Company used the Black-Scholes model to value the warrant issued to Longview using the following assumptions; volatility of 97.2%, stock price $0.30 per share, exercise price $0.30 per share, risk-free interest rate of 0.36%, and an expected term of two years. The Company recorded the resulting $150,000 expense for the issuance of this warrant in fiscal 2010.

Outstanding Warrants

As of October 3, 2010, warrants to purchase a total of 8,042,300 shares of the Company’s common stock were outstanding, with a weighted average exercise price of $0.49 per share and exercise prices ranging from $0.12825 per share to $13.00 per share, of which 1,350,000 warrants expire in fiscal 2012, 50,000 warrants expire in fiscal 2013, 3,300,690 warrants expire in fiscal 2014 and 3,341,600 warrants expire in fiscal 2015.

Note 8 — Stock Incentive Plans, Employee Retirement Plan and Deferred Compensation Plans

Stock Incentive Plans.  In June 2006, the Company’s stockholders approved the Company’s 2006 Omnibus Incentive Plan (the “2006 Plan”), which is designed to serve as a comprehensive equity incentive program to attract and retain the services of individuals essential to the Company’s long-term growth and financial success. The 2006 Plan permits the granting of stock options (including both incentive and non-qualified stock options), stock-only stock appreciation rights, nonvested stock and nonvested stock units, performance awards of cash, stock or property, dividend equivalents and other stock grants. Upon approval of the 2006 Plan in June 2006, the Company’s 2003 Stock Incentive Plan (the “2003 Plan”), 2001 Non-Qualified Stock Option Plan (the “2001 Non-Qualified Plan”), 2001 Stock Option Plan (the “2001 Plan”) and 2000 Non-Qualified Stock Option Plan (the “2000 Plan”) (collectively, the “Prior Plans”) were terminated, but existing options issued pursuant to the Prior Plans remain outstanding in accordance with the terms of their original grants. As of October 3, 2010, options to purchase 4,000 shares of the Company’s common stock at an exercise price of $265.62 per share were outstanding and exercisable under the 2000 Plan, options to purchase 2,500 shares of the Company’s common stock at an exercise price of $11.50 per share were outstanding and exercisable under the 2001 Plan, options to purchase 43,300 shares of the Company’s common stock were outstanding and exercisable under the 2001 Non-Qualified Option Plan, at exercise prices ranging from $8.60 to $13.50 per share, and options to purchase 268,000 shares of the Company’s common stock were outstanding and exercisable under the 2003 Plan at exercise prices ranging from $10.40 to $36.20 per share.

Pursuant to an amendment of the 2006 Plan by stockholders in March 2009, the number of shares of common stock reserved for issuance under the 2006 Plan shall automatically increase at the beginning of each subsequent fiscal year by the lesser of 1,250,000 shares or 5% of the common stock of the Company outstanding on the last day of the preceding fiscal year. As a result of that provision, the number of shares issuable under the 2006 Plan

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

increased by 484,800 shares in fiscal 2010. The aggregate number of shares of common stock issuable under all stock-based awards that may be made under the 2006 Plan at October 3, 2010 is 85,400 shares. As of October 3, 2010, there were options to purchase 1,056,100 shares of the Company’s common stock outstanding under the 2006 Plan, at exercise prices ranging from $0.16 to $14.10 per share, of which options to purchase 648,100 shares were exercisable at October 3, 2010. As of October 3, 2010, 39,100 shares of nonvested stock were issued and outstanding pursuant to the 2006 Plan and 291,100 shares of vested stock were issued and outstanding pursuant to the 2006 Plan.

There were no options granted by any of the Company’s subsidiaries during fiscal 2010 and fiscal 2009.

The exercise prices of stock options granted during the two fiscal years ended October 3, 2010 were equal to the closing price of the Company’s common stock at the date of grant. The following table summarizes stock options outstanding as of October 3, 2010 as well as activity during the two-fiscal year period then ended:

		Weighted Average
	No. of Shares(1)	Exercise Price

Options outstanding at September 28, 2008	477,900	$22.49
Granted	122,000	0.37
Exercised	—	—
Forfeited	(31,000)	21.87

Options outstanding at September 27, 2009	568,900	$17.78
Granted	833,000	0.16
Exercised	(10,000)	0.16
Forfeited	(18,000)	1.09

Options outstanding at October 3, 2010	1,373,900	$7.44

Options exercisable at October 3, 2010	965,900	$10.52

(1)	Rounded to nearest one hundred (100).

For fiscal years 2010 and 2009, the weighted-average grant-date fair value of options granted was $0.08 and $0.20, respectively. At October 3, 2010, the aggregate intrinsic value of nonvested options outstanding and options exercisable was $0 and $0, respectively. For fiscal year 2010, there was one option exercised, but that option had an option exercise price greater than the market price, resulting in the total intrinsic value of options exercised being $0. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option, determined as of the date of the option exercise. At October 3, 2010, the weighted-average remaining contractual life of options outstanding and exercisable was 7.6 years and 6.7 years, respectively.

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

A summary of outstanding options and exercisable options under the Company’s 2000, 2001, 2003 and 2006 Qualified and Non-Qualified Plans at October 3, 2010 is shown below.

	Outstanding Options
		Weighted Average			Exercisable Options
		Remaining	Weighted	Aggregate		Weighted
Range of		Contractual Life	Average	Intrinsic		Average	Aggregate
Exercise Prices	Number(1)	(Years)	Exercise Price	Value	Number(1)	Exercise Price	Intrinsic Value

$ 0.16 - 1.70	933,500	9.0	$0.20	$—	525,500	$0.22	$—
8.60 - 14.10	209,800	5.1	12.66	—	209,800	12.66	—
15.60 - 22.50	72,600	4.4	21.11	—	72,600	21.11	—
23.50 - 36.20	154,000	4.0	31.12	—	154,000	31.12	—
265.62	4,000	0.2	265.62	—	4,000	265.62	—

	1,373,900				965,900

(1)	Rounded to nearest one hundred (100).

The aggregate intrinsic values set forth in the above table, which represent the total pre-tax intrinsic values, are based on the closing stock price of the Company’s common stock of $0.124 as of October 1, 2010, the last trading date prior to October 3, 2010, and assuming all the optionees had exercised their options as of that date. At October 3, 2010, there were no “in-the-money-options”. By comparison, as of September 25, 2009, the last trading date prior to September 27, 2009, the closing stock price of the Company’s common stock was $0.49, and there were options to purchase a total of 110,000 shares outstanding at September 27, 2009 at a weighted-average exercise price of $0.35 per share, which made those options “in-the-money”.

The Boards of Directors of most of the Company’s subsidiaries have adopted, and the Company has approved, stock option plans. Under the subsidiary option plans, options may be granted to employees, non-employee directors and other individual service providers of the subsidiary or the Company. Options granted under the subsidiary option plans may be either incentive stock options or non-statutory stock options. As of October 3, 2010, the Company’s subsidiaries have granted outstanding options to purchase an aggregate of 10,594,100 shares of their respective common stock, net of cancellations from terminations, all of which options were exercisable at October 3, 2010.

Previously granted options to purchase 408,000 shares of the Company’s common stock with a weighted average exercise price of $0.17 per share and a weighted average fair value of $0.37 per share were nonvested as of October 3, 2010. Total stock-based compensation expense during fiscal 2010 was approximately $103,200, of which $37,400 was charged to cost of contract research and development and $65,800 was charged to general and administrative expense. Total stock-based compensation expense during fiscal 2009 was approximately $142,000, of which $40,800 was charged to cost of contract research and development and $101,200 was charged to general and administrative expense.

The total amount of compensation expense related to option awards not yet recognized at October 3, 2010 was $28,800. The amount of compensation expense related to such existing option awards expected to be recognized is as follows:

FY 2011	$16,300
FY 2012	12,500

Total	$28,800

However, such amounts do not include the cost of new options that may be granted in future periods nor any changes in the Company’s forfeiture percentage.

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

In fiscal 2010, the Company granted 1,800 shares of vested stock and 52,400 previously nonvested shares vested, for an aggregate value of $93,600. In fiscal 2009, the Company granted 1,600 shares of vested stock and 10,800 previously nonvested shares vested, for an aggregate value of $63,400.

The following table summarizes nonvested stock grants outstanding as of October 3, 2010 as well as activity during fiscal 2009 and fiscal 2010:

		Weighted
		Average Grant
		Date Fair Value
	Nonvested Shares	per Share

Outstanding at September 28, 2008	26,900	$11.30
Granted	76,600	0.37
Vested	(10,800)	10.84
Forfeited	(2,300)	8.83

Outstanding at September 27, 2009	90,400	2.15
Granted	11,300	0.32
Vested	(52,400)	1.77
Forfeited	(15,300)	0.43

Outstanding at October 3, 2010	34,000	$2.88

The total amount of compensation expense related to nonvested stock grants not yet recognized at October 3, 2010 was $9,700 and the amount expected to be recognized as compensation expense is as follows:

FY 2011	$8,400
FY 2012	1,000
FY 2013	300

Total	$9,700

However, such amounts do not include the cost of new nonvested stock grants that may be granted in future periods nor any changes in the Company’s forfeiture percentage.

Employee Stock Benefit Plan.  In fiscal 1982, the Company established an employee retirement plan, the ESBP, which is effective for fiscal year 1982 and thereafter. This plan provides for annual contributions to the Company’s Employee Stock Bonus Trust (“SBT”) to be determined by the Board of Directors and which will not exceed 15% of total payroll. At the discretion of the Trustee, the SBT will purchase common stock at fair market value or other interest-bearing securities or investments for the accounts of individual employees who, as of October 3, 2010, will gain a vested interest of 20% in their accounts after their first year of service, and 20% each year of service thereafter, until fully vested after five years of service. Employees who attain age 65 will be fully vested in contributions to their account regardless of years of service. Pursuant to the ESBP provision, vesting requirements are met as services are performed and fulfilled at each fiscal year end. That portion of cash or stock held in an employee’s account and not vested at termination of employment will be redistributed in accordance with a prearranged formula. Management believes that the contributions made by the Company to the SBT, to the extent they relate to government cost-plus-fixed-fee contracts, will be reimbursable by the U.S. government. In fiscal years 2010 and 2009, the Company’s aggregate contributions to the SBT were 2,673,800 and 1,785,700 shares of common stock, respectively, which had estimated market values of $750,000 and $750,000, respectively.

Deferred Compensation Plan.  In September 2002, the Company established a deferred compensation plan, the Non-Qualified Deferred Compensation Plan, for certain key employees with long-term service with the Company. Annual contributions of common stock of the Company are made to a Rabbi Trust under such plan to be

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

held for the benefit of the deferred compensation plan participants. The Board of Directors did not authorize a contribution to the Non-Qualified Deferred Compensation Plan for fiscal 2009 or fiscal 2010. Participants’ potential distributions from the Rabbi Trust represent unsecured claims against the Company. The Rabbi Trust was established by the Company and is subject to creditors’ claims. Shares in this plan may be distributed to each plan beneficiary when they retire from service with the Company. At October 3, 2010, 66,000 shares of the Company’s common stock were in the Rabbi Trust.

Executive Salary Continuation Plan.  In February 1996, the Company established a deferred compensation plan (the “ESCP”) for select key employees of the Company. Benefits payable under the ESCP are established on the basis of years of service with the Company, age at retirement and base salary, subject to a maximum benefits limitation of $137,000 per year for any individual. The ESCP is an unfunded plan. The recorded liability for future expense under the ESCP is determined based on expected lifetime of participants using Social Security mortality tables and discount rates comparable to that of rates of return on high quality investments providing yields in amount and timing equivalent to expected benefit payments. At the end of each fiscal year, the Company determines the assumed discount rate to be used to discount the ESCP liability. The Company considered various sources in making this determination for fiscal 2010, including the Citigroup Pension Liability Index, which at September 30, 2010 was 5.158%. Based on this review, the Company used a 5.2% discount rate for determining the ESCP liability at October 3, 2010. There are presently two retired executives of the Company who are receiving lifetime benefits aggregating $184,700 per annum under the ESCP. Two current executives of the Company, the Company’s CEO and the Company’s CFO, were eligible for lifetime benefits of $137,000 per annum each upon their retirement. However, these executives voluntarily permanently waived their entitlement to such benefits in September 2009. As a result of this action, the Company recorded a gain for reduction in pension liability of $2,442,900 in fiscal 2009. The current and long-term portions of the ESCP liability at October 3, 2010 are $184,700 and $1,030,700, respectively, for an aggregate liability of $1,215,400. The current and long-term portions of the ESCP liability at September 27, 2009 were $184,700 and $1,057,600, respectively, for an aggregate liability of $1,242,300.

Note 9 — Income (Loss) per Share

Since the Company had a net loss for fiscal 2010, basic and diluted net loss per common share for fiscal 2010 is the same and is computed based solely on the weighted average number of shares of common stock outstanding for the fiscal year. In fiscal 2010, application of the “if-converted” method to the Company’s convertible preferred stock and convertible debt resulted in said instruments being anti-dilutive and therefore not impacting the calculation of income per share. However, as of September 27, 2009, the Company had outstanding stock options, nonvested stock and convertible preferred stock with exercise or valuation prices less than the average closing market price of the Company’s common stock over fiscal 2009. Such “in-the money” instruments are assumed to have been exercised or vested at the beginning of a period (or at time of issuance, if later) for purposes of calculating diluted income per share if the Company has recorded a year-to-date income through said period, which was the case in fiscal 2009. As a result, basic and diluted net income per common share must be separately calculated for fiscal 2009.

Cumulative dividends on the Series A-1 Stock and Series A-2 Stock for fiscal 2010 and fiscal 2009, although not declared, constitute a preferential claim against future dividends, if any, and are treated as an incremental expense of continuing operations for purposes of determining basic and diluted net loss from continuing operations per common share. As of October 3, 2010, cumulative dividends on the Series A-1 Stock and Series A-2 Stock held by Longview through July 15, 2010 had been waived pursuant to the Looney Settlement Agreement. (See Note 3). In like manner, the BCF associated with the issuance of the Company’s Series B Stock in fiscal 2010, although not recorded as an expense, is treated as a deemed dividend and, therefore, an incremental expense of continuing operations for purposes of determining basic and diluted net loss from continuing operations per common share.

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the computation of basic and diluted loss per common share:

	Fiscal Years Ended
	October 3,	September 27,
	2010	2009

Continuing Operations Numerator:
Income (loss) from continuing operations attributable to Company	$(11,155,800)	$856,400
Undeclared cumulative dividends on Series A-1 and Series A-2 preferred stock*	(19,700)	(455,500)
Deemed dividend for beneficial conversion feature related to Series B preferred stock	(1,471,000)	—

Adjusted basic and diluted net income (loss) applicable to Company common stockholders	$(12,646,500)	$400,900

Discontinued Operations Numerator:
Income from discontinued operations	$—	$58,400

Basic Net Income (Loss) from Continuing and Discontinued Operations Denominator:
Weighted average number of common shares outstanding	18,116,700	6,730,500

Basic net income (loss) per share information:
From continuing operations attributable to Company	$(0.70)	$0.06
From discontinued operations attributable to Company	—	0.01

Basic net income (loss) per common share	$(0.70)	$0.07

Diluted Net Income (Loss) from Continuing and Discontinued Operations Denominator:
Assumed net exercise and vesting of options and nonvested stock and conversion of preferred stock	—	10,005,400
Weighted average number of common shares outstanding — diluted	18,116,700	6,730,500

Assumed weighted average number of common shares outstanding	18,116,700	16,735,900

Diluted net income (loss) per share information:
From continuing operations attributable to Company	$(0.70)	$0.05
From discontinued operations attributable to Company	—	0.00

Basic and diluted net income (loss) attributable to Company per common share	$(0.70)	$0.05

*	Potential undeclared dividends accumulated prior to July 15, 2010 were waived in April 2010. (See Note 3).

Options, warrants and convertible instruments outstanding at October 3, 2010 and September 27, 2009 to purchase approximately 22,990,300 and 1,409,800 shares of the Company’s common stock, respectively, were not included in the above computation because they were anti-dilutive.

Note 10 — Minority Interest in Subsidiaries

Novalog did not grant any options to purchase shares of Novalog’s common stock in fiscal 2010 and fiscal 2009. As of October 3, 2010, there were no options to purchase shares of common stock of Novalog outstanding. At October 3, 2010, the Company owned 96% of Novalog’s common stock.

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

MSI did not grant any options to purchase common shares of MSI stock in fiscal 2010 and fiscal 2009. As of October 3, 2010, there were no options to purchase shares of common stock of MSI outstanding. At October 3, 2010, the Company owned 98% of MSI’s common stock. The Company has granted a perpetual non-exclusive license to a third party for technology developed by MSI. This license has not generated any material royalties to date.

RedHawk did not grant any options to purchase shares of RedHawk’s common stock in fiscal 2010 and fiscal 2009. As of October 3, 2010, there were no options to purchase shares of common stock of RedHawk outstanding. At October 3, 2010, the Company owned 81% of RedHawk’s common stock.

iNetWorks did not grant any options to purchase shares of its common stock in fiscal 2010 and fiscal 2009. As of October 3, 2010, there were options to purchase 10,594,100 shares of iNetWorks common stock outstanding with a weighted average exercise price of $0.04 per share and a weighted average remaining life of 0.18 years. There is no public market for shares of iNetWorks common stock. At October 3, 2010, the Company owned 95% of iNetWorks’ common stock.

Note 11 — Discontinued Operations

In September 2008, the Company entered into a binding agreement with its senior lenders regarding the Optex Asset Sale, which was subsequently consummated in October 2008. Consequently, the accompanying consolidated financial statements reflect Optex as discontinued operations, and the results of operations and cash flows of Optex’s business have been classified as discontinued for all periods presented. As of October 3, 2010 and September 27, 2009, there were no assets or liabilities of discontinued operations. Operations of the discontinued operations were as follows:

	Fiscal Year Ended
	October 3,	September 27,
	2010	2009

Product sales, net	$—	$871,900

Income from operations	—	74,800
Interest and other expense	—	(9,500)
Provision for income tax	—	(6,900)

Income from operations of discontinued subsidiary	—	58,400
Loss on disposal of discontinued operations	—	—

Income from discontinued operations	$—	$58,400

Note 12 — Composition of Certain Financial Statement Captions

Accounts receivable and unbilled revenues on uncompleted contracts are largely derived from the Company’s contracts with various U.S. government agencies and contractors, as shown below.

	October 3,	September 27,
	2010	2009

Accounts receivable and unbilled revenues on uncompleted contracts:
U.S. government	$997,800	$2,180,700
Other customers	28,200	115,900

	1,026,000	2,296,600
Less allowance for doubtful accounts	(13,600)	(15,000)

	$1,012,400	$2,281,600

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

Unbilled amounts of $630,300 and $885,300 at October 3, 2010 and September 27, 2009, respectively, represent contract revenues for which billings have not been presented to customers at year-end. These amounts are billed in accordance with applicable contract terms, usually within 30 days. Included in these amounts are unbilled retentions of $392,700 and $278,500 at October 3, 2010 and September 27, 2009, respectively. The unbilled retentions are normally collected upon final audit of costs by the U.S. government.

	October 3,	September 27,
	2010	2009

Inventory:
Work in process	$360,800	$1,128,000
Raw materials	781,500	326,800
Finished goods	823,500	161,000

	1,965,800	1,615,800
Less reserve for obsolete inventory	(250,000)	(1,174,700)

	$1,715,800	$441,100

The Company uses the average cost method for valuation of its product inventory.

Title to all inventories remains with the Company. Inventoried materials and costs relate to: work orders from customers; the Company’s generic module parts and memory stacks; and capitalized material, labor and overhead costs expected to be recovered from probable new research and development contracts. Work in process includes amounts that may be sold as products or under contracts. Such inventoried costs are stated generally at the total of the direct production costs including overhead. Inventory valuations do not include general and administrative expenses. Inventories are reviewed quarterly to determine salability and obsolescence. The net book value of capitalized pre-contract costs, which gross costs are included in the caption “Work in process,” at October 3, 2010 and September 27, 2009 was $360,800 and $774,700, respectively.

The Company’s property and equipment at October 3, 2010 and September 27, 2009 is shown below.

	October 3,	September 27,
	2010	2009

Property and equipment:
Engineering and production equipment	$18,853,800	$18,003,800
Furniture and fixtures	442,700	442,700
Construction in progress	203,700	35,100
Leasehold improvements	2,101,200	2,096,700
Software	2,409,700	2,394,600

	24,011,100	22,972,900
Less accumulated depreciation and amortization	(21,281,100)	(20,074,800)

	$2,730,000	$2,898,100

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

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

The net book value of assets under capital leases at October 3, 2010 and September 27, 2009 was approximately $0 and $11,200, respectively, which amounts are net of accumulated depreciation of approximately $0 and $51,500, respectively.

The Company’s intangible assets are reported at cost less accumulated amortization and consist of patents and trademarks related to the Company’s various technologies. Net intangible assets at October 3, 2010 and September 27, 2009 are set forth below.

	October 3,	September 27,
	2010	2009

Intangible assets, net:
Patents and trademarks	$19,600	$19,600
Less accumulated amortization	(7,200)	(5,200)

	$12,400	$14,400

The patent and trademark amortization expense for the fiscal years ended October 3, 2010 and September 27, 2009 was $2,000 and $72,100, respectively. A substantial portion of the fiscal 2009 patent sale and license amortization expense relates to patents no longer owned by the Company at September 27, 2009 as a result of the Patent Sale and License in March 2009. The unamortized balance of intangible assets is estimated to be amortized as follows:

Estimated Amortization Expense
For the Fiscal Year	Patents and Trademarks

2011	$700
2012	700
2013	700
2014	700
2015	700
2016	700
Thereafter	8,200

The Company reviews its intangible assets for impairment when and if impairment indicators occur. At October 3, 2010, management believed no indications of impairment existed relative to the above listed intangible assets.

Accrued expenses as of October 3, 2010 and September 27, 2009 consisted of the following:

	October 3,	September 27,
	2010	2009

Accrued expenses:
Salaries and wages	$1,662,700	$405,500
Vacation	550,000	637,100
Payroll taxes	98,300	35,700
Interest	1,131,400	1,060,700
Deferred compensation (current ESCP liability)	184,700	184,700
Provision for litigation judgment	—	834,300
Professional fees	250,500	370,000
Other accrued expenses	224,100	202,800

	$4,101,700	$3,730,800

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

Note 13 — Commitments and Contingencies

The Company leases certain facilities and equipment under cancelable and non-cancelable operating leases, with escalating rent provisions for facility leases. Future minimum payments under capital lease obligations and operating lease commitments for the next five years as of October 3, 2010 are as follows:

Operating
Fiscal Year	Leases

2011	$870,000
2012	892,000
2013	911,000
2014	21,000
2015	18,000

Future minimum lease payments	$2,712,000

Total rent expense for operating leases amounted to $842,000 and $781,000 for the fiscal years ended October 3, 2010 and September 27, 2009, respectively. Rent expense is recognized on a straight-line basis over the lease period. Deferred rent amounts are immaterial.

Litigation

In March 2009, FirstMark III, LP, formerly known as Pequot Private Equity Fund III, LP, and FirstMark III Offshore Partners, LP, formerly known as Pequot Offshore Private Equity Partners III, LP, filed a lawsuit in the state Supreme Court, State of New York, County of New York, against the Company. The plaintiffs allege the Company breached a settlement agreement dated December 29, 2006 with them that allegedly required the Company to make certain payments to the plaintiffs that were not made, in the principal amounts of approximately $539,400 and $230,000 plus interest thereon allegedly accruing at 18% from March 14, 2007 and May 31, 2007, respectively. At October 3, 2010, the Company has approximately $1,269,600 of expense accrued reflecting these alleged obligations. The plaintiffs filed a motion for summary judgment in this matter, which was granted in January 2010, although judgment has not yet been entered as of the date of this report. The Company has sought to settle this matter, but such an outcome cannot be assured.

The Company has been, and may from time to time, become a party to various other legal proceedings arising in the ordinary course of its business. The Company does not presently know of any such other matters, the disposition of which would be likely to have a material effect on the Company’s consolidated financial position, results of operations or liquidity.

Note 14 — Income Taxes

The income tax provision is based upon management’s review of the Company’s estimated annual income tax rate, including state taxes. The income tax provision for fiscal 2010 and fiscal 2009 consists of state minimum taxes currently payable.

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

The provision for income taxes from continuing operations is comprised of:

	Fiscal Year Ended
	October 3, 2010	September 27, 2009

Current federal	$—	$—
Current state	7,300	73,600
Deferred federal	—	—
Deferred state	—	—

Provision for income tax expense	$7,300	$73,600

The provision (benefit) for income taxes from continuing operations differs from the amount computed by applying the statutory federal income tax rate to income (loss) before (provision) benefit for income taxes. The sources and tax effects of the differences are as follows:

	Fiscal Year Ended
	October 3, 2010	September 27, 2009

Income tax provision (benefit) at the federal statutory rate of 34%	$(3,807,700)	$316,500
State income tax provision, net of federal benefit	4,800	72,300
Expiration of operating loss carryforwards	—	44,801,600
Other	(50,000)	11,400
Valuation allowance changes affecting the provision for income taxes	3,860,200	(45,128,200)

	$7,300	$73,600

The tax effect of significant temporary items comprising the Company’s deferred taxes as of October 3, 2010 and September 27, 2009, are as follows:

	October 3,	September 27,
	2010	2009

Current deferred tax assets:
Reserves not currently deductible	$934,700	$1,210,600
Current deferred tax liabilities:
Valuation allowance	(934,700)	(1,210,600)

Net current deferred tax assets (liabilities)	$—	$—

Non-current deferred tax assets:
Operating loss carryforwards	$5,715,000	$908,200
Non-current deferred tax liabilities:
Valuation allowance	(5,715,000)	(908,200)

Net non-current deferred tax asset (liability)	$—	$—

As of October 3, 2010 the Company has federal and California net operating loss (“NOL”) carryover of $13,700,000 and $13,100,000 respectfully. As a result of the ownership change that occurred during the year ended September 27, 2009, the Company’s pre-September 27,2009 NOLs are subject to annual IRC section 382 limitation of approximately $105,000 per annum. At September 27, 2009, the Company had NOL carryforwards of approximately $2,300,000 for federal income tax purposes expiring in fiscal year 2029, and $1,700,000 for California tax purposes expiring in fiscal year 2029.

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

Because realization of the tax benefit of deferred tax assets is uncertain, the Company has provided a 100% valuation allowance against such assets as of October 3, 2010 and September 27, 2009.

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

Note 15 — Concentration of Revenues and Sources of Supply

In fiscal 2010, direct contracts with various military services and branches of the U.S. government accounted for approximately 58% of the Company’s total revenues and subcontracts with prime government contractors accounted for approximately 41% of the Company’s total revenues. The remaining approximately 1% of total revenues in fiscal 2010 was derived from non-government sources. During fiscal 2010, of the revenues derived directly or indirectly from U.S. government customers, certain classified agencies, the U.S. Army and Optics 1, Inc., a defense contractor, accounted for 28%, 20% and 19% respectively, of the Company’s total revenues in fiscal 2010. Loss of any of these customers would have a material adverse impact on the Company’s business, financial condition and results of operations. No other single governmental or non-governmental customer accounted for more than 10% of the Company’s total revenues in fiscal 2010.

In fiscal 2009, prime contracts with the U.S. government accounted for 61% of the Company’s total revenues, and subcontracts with prime government contractors accounted for 26% of total revenues. The remaining 13% of the Company’s total revenues fiscal 2009 were derived from non-government sources. Of the revenues derived directly or indirectly from U.S. government agencies, the U.S. Air Force and the U.S. Army accounted for 33% and 16%, respectively, of total revenues in fiscal 2009. Loss of either of these customers would have a material adverse impact on our business, financial condition and results of operations. No other single governmental or non-governmental customer accounted for more than 10% of the total consolidated revenues in fiscal 2009.

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

Note 16 — Reportable Segments

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

The Company’s management evaluates financial information to review the performance of the Company’s research and development contract business separately from the Company’s product business, but only to the extent of the revenues and the cost of revenues of the two segments. Because the various indirect expense operations of the Company, as well as its assets, now support all of its revenue-generating operations in a matrix manner, frequently in circumstances in which a distinction between research and development contract support and product support is difficult to identify, segregation of these indirect costs and assets is impracticable. The revenues and gross profit or loss of the Company’s two reportable segments for fiscal 2010 and fiscal 2009 are shown in the following table. The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies.

	Fiscal Years Ended
	October 3,	September 27,
	2010	2009

Contract research and development revenue	$8,526,200	$10,003,500
Cost of contract research and development revenue	6,659,000	8,467,800

Contract research and development segment gross profit	$1,867,200	$1,535,700
Product sales	$3,177,800	$1,515,900
Cost of product sales	3,150,900	1,494,400

Product segment gross profit	$26,900	$21,500

Reconciliations of segment revenues to total revenues are as follows:

	Fiscal Years Ended
	October 3,	September 27,
	2010	2009

Contract research and development revenue	$8,526,200	$10,003,500
Product Sales	3,177,800	1,515,900
Other revenue	12,800	16,800

Total revenues	$11,716,800	$11,536,200

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

Reconciliations of segment gross profit (loss) to income (loss) from continuing operations before minority interest and provision for income taxes are as follows:

	Fiscal Years Ended
	October 3,	September 27,
	2010	2009

Contract research and development segment gross profit	$1,867,200	$1,535,700
Product segment gross profit	26,900	21,500

Net segment gross profit	1,894,100	1,557,200
Add (deduct)
Other revenue	12,800	16,800
General and administrative expense	(6,589,900)	(9,561,700)
Research and development expense	(2,639,000)	(2,266,700)
Interest expense	(1,692,600)	(1,635,500)
Provision for litigation judgment	(20,200)	(834,300)
Litigation settlement expense	(2,270,700)	—
Gain on elimination of consolidated debt	—	2,539,200
Gain on sale or disposal of assets	12,600	8,640,800
Gain from reduction in pension liability	—	2,442,900
Change in fair value of derivative instrument	95,500	—
Interest and other income	48,900	31,200

Income (loss) from continuing operations before minority interest and provision for income taxes	$(11,148,500)	$929,900

Note 17 — Subsequent Events

Private Placement of Unsecured Promissory Notes

In November and December 2010, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with forty-seven accredited investors, pursuant to which the Company sold and issued to the investors unsecured convertible promissory notes of the Company (the “Notes”) in multiple closings of a private placement (the “Private Placement”). The $3,000,000 aggregate principal value of the Notes in said closings was paid in cash to the Company.

The Notes bear simple interest at a rate per annum of 10% and have a maturity date of May 31, 2011. Interest on the Notes accrues and is payable in arrears at maturity. At the discretion of an investor holding a Note, any outstanding principal and accrued interest remaining under the Note at maturity may be converted into shares of the Company’s common stock at a conversion price equal to $0.13 per share (the “Conversion Price”), provided, however, that the Company has a sufficient number of authorized shares of common stock to allow such conversion at such time, and that the investor is an accredited investor at the time of such conversion as such term is defined in Rule 501 under the Securities Act of 1933, as amended. There is no assurance that a sufficient number of authorized shares of the Company’s common stock will be available for conversion of any outstanding principal and accrued interest under the Notes. Also at the discretion of an investor holding a Note, any outstanding principal and accrued interest under said Note may be converted at the closing of a subsequent private placement of the Company with gross proceeds of at least $8.0 million (a “Subsequent Financing”) into the securities issued in a Subsequent Financing on the same terms and conditions as the other investors in said Subsequent Financing, provided, however, that the investor is an “accredited investor” at the time of such conversion as such term is defined in Rule 501 under the Securities Act of 1933, as amended; and provided, further, that such investor enters into and executes the same

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

documents, satisfies the same conditions and agrees to be bound by the same terms as all other investors in said Subsequent Financing. There is no assurance that the Company will consummate any Subsequent Financing. Unpaid and unconverted principal value and accrued interest of the Notes may be repaid in cash prior to maturity in whole or in part at any time without premium or penalty. The amounts owing under the Notes may be accelerated upon the occurrence of certain events of default.

As additional consideration for the Notes, the Company shall issue shares of its common stock to each investor with a value equal to 25% of the principal amount of the Notes purchased by such investor, based on a valuation per share (the “Initial Valuation”) which was the greater of (i) the fair market value of the Company’s common stock (as determined by the last closing sales price of the Company’s common stock prior to the date of issuance of the Notes) (the “Market Value”), and (ii) $0.13 per share, but not greater than $0.14 per share (the “Shares”). For the various closings of the Private Placement, the Initial Valuation ranged between $0.13 per share and $0.135 per share. The Company will issue the Shares to the investors upon the earlier of (i) the closing of a Subsequent Financing, and (ii) seven months following the issuance date of the Notes or as soon as practicable thereafter as permitted by law or regulation. Pending such issuance, the Company will reserve the appropriate number of shares of its common stock to permit the issuance of the Shares.

The total number of Shares issuable and shares of common stock of the Company potentially issuable upon conversion of the principal and accrued interest under the Notes at maturity is 29,954,836 in the aggregate, assuming that the Company does not repay the Notes before maturity and investors holding Notes convert all outstanding principal and accrued interest at maturity into common stock of the Company.

In consideration for services rendered as the lead placement agent in the Private Placement, the Company paid the placement agent cash commissions, a management fee and an expense allowance fee aggregating $309,712, which represents 10.3% of the gross proceeds of the Private Placement, and agreed to issue to the placement agent five-year warrants to purchase an aggregate of 2,382,397 shares of the Company’s common stock at exercise prices ranging from $0.13 per share to $0.135 per share, which prices were equal to the Initial Valuations of the Company’s common stock immediately preceding the Company entering into the agreements to issue such warrants. The warrants issued to the placement agent are referred to in this report as the “Agent Warrants.”

The Agent Warrants shall be issued on the same date as the Shares are issued to the investors in the Private Placement. The Agent Warrants shall not be exercisable until stockholder authority has been obtained to increase the Company’s authorized shares of common stock to a number adequate to reserve for both any shares of common stock to be issued in a Subsequent Financing, if any, and the Agent Warrants, as well as any other known issuances of common stock for which the Company must reserve shares for issuance. The Agent Warrants shall have a net “cashless” exercise feature.

None of the Notes, Shares or Agent Warrants, or the shares of the Company’s common stock issuable upon conversion or exercise thereof, has been registered under the Securities Act of 1933 and none may be offered or sold absent registration or an applicable exemption from registration. The Company does not plan to register the Notes, Shares or Agent Warrants, or the shares of the Company’s common stock issuable upon conversion or exercise thereof.

Repayment of Longview Note

In December 2010, after consummation of the Private Placement of unsecured promissory notes discussed immediately above, the Company paid the principal balance and accrued interest of the Longview Note in the aggregate amount of approximately $177,700, pursuant to its terms. (See Note 4).

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Irvine Sensors Corporation
Costa Mesa, California

We have audited the accompanying consolidated balance sheets of Irvine Sensors Corporation as of October 3, 2010 and September 27, 2009, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Irvine Sensors Corporation as of October 3, 2010 and September 27, 2009, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, as of October 3, 2010 the Company has negative working capital of $10.1 million and a stockholders deficit of $10.1 million. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Squar, Milner, Peterson, Miranda & Williamson, LLP

Irvine, California
December 17, 2010