Form 10-Q
period 2011-01-02
IRVINE SENSORS CORP/DE/
filed 2011-02-16
CIK 357108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 2, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of February 9, 2011, there were 99,869,909 shares of common stock outstanding.

IRVINE SENSORS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL PERIOD ENDED JANUARY 2, 2011
In this report, the terms “Irvine Sensors,” the “Company,” “we,” “us” and “our” refer to Irvine Sensors Corporation (“ISC”) and its subsidiaries.
Irvine Sensors®, Neo-Chip™, Neo-Stack®, TOWHAWK™, Novalog™, Personal Miniature Thermal Viewer™, PMTV®, Cam-Noir®, Eagle Boards™, Vault™, RedHawk™ and Silicon MicroRing Gyro™ are among the Company’s trademarks. Any other trademarks or trade names mentioned in this report are the property of their respective owners.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
IRVINE SENSORS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 2, 2011
	(Unaudited)	October 3, 2010

Assets
Current assets:
Cash and cash equivalents	$6,746,900	$281,600
Accounts receivable, net of allowance for doubtful accounts of $13,600 and $15,000, respectively	1,701,400	382,100
Unbilled revenues on uncompleted contracts	492,600	630,300
Inventory, net	1,507,700	1,715,800
Prepaid expenses and other current assets	226,100	182,300

Total current assets	10,674,700	3,192,100
Property and equipment, net (including construction in process of $204,000 and $35,000, respectively)	2,698,400	2,730,000
Intangible assets, net	11,900	12,400
Deferred financing costs	1,540,700	302,900
Deposits	169,000	87,400

Total assets	$15,094,700	$6,324,800

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,672,700	$4,724,100
Accrued expenses	3,132,300	4,097,700
Accrued estimated loss on contracts	29,000	29,000
Advance billings on uncompleted contracts	352,500	321,800
Advances against accounts receivable	53,100	99,700
Deferred revenue	1,402,200	1,515,400
Restructured debt, net of debt discounts	—	163,100
Secured promissory note, current portion	752,500	402,500
Debentures, net of debt discounts	2,300,900	1,935,200
Unsecured convertible promissory notes, net of discounts	1,492,900	—
Settlement agreements obligations, current portion	832,200	—

Total current liabilities	12,020,300	13,288,500
Secured promissory note	1,747,500	2,097,500
Subordinated secured convertible promissory notes, net of discounts	2,335,000	—
Settlement agreements obligations	451,600	—
Derivative liability	13,349,800	4,000
Executive Salary Continuation Plan liability	1,015,400	1,030,700

Total liabilities	30,919,600	16,420,700

Commitments and contingencies (Note 7)
Stockholders’ deficit:
Convertible preferred stock, $0.01 par value, 1,000,000 and 1,000,000 shares authorized, respectively;	500	500
Series A-2 — 3,700 and 8,300 shares issued and outstanding, respectively (1); liquidation preference of $154,700 and $333,300, respectively;
Series B — 1,800 and 1,900 shares issued and outstanding, respectively (1); liquidation preference of $1,821,300 and $1,892,700, respectively
Series C — 37,500 and 37,500 shares issued and outstanding, respectively (1); liquidation preference of $1,125,000 and $1,125,000, respectively
Common stock, $0.01 par value, 150,000,000 and 150,000,000 shares authorized, respectively; 98,505,500 and 33,535,400 shares issued and outstanding, respectively (1)	985,100	335,400
Common stock held by Rabbi Trust	(1,169,600)	(1,169,600)
Deferred compensation liability	1,169,600	1,169,600
Paid-in capital	169,492,700	165,039,200
Accumulated deficit	(186,627,600)	(175,795,400)

Irvine Sensors Corporation stockholders’ deficit	(16,149,300)	(10,420,300)
Noncontrolling interest	324,400	324,400

Total stockholders’ deficit	(15,824,900)	(10,095,900)

Total liabilities and stockholders’ deficit	$15,094,700	$6,324,800

(1)	The number of shares of preferred stock and common stock issued and outstanding have been rounded to the nearest one hundred (100).
See Accompanying Notes to Condensed Consolidated Financial Statements.

IRVINE SENSORS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended
	January 2,	December 27,
	2011	2009
Total revenues	$4,300,900	$3,210,200

Cost and expenses
Cost of revenues	4,039,200	2,439,000
General and administrative expense	1,914,400	1,651,400
Research and development expense	533,900	755,200

Total costs and expenses	6,487,500	4,845,600

Gain on sale or disposal of assets	—	12,500

Loss from operations	(2,186,600)	(1,622,900)

Interest expense	(2,156,300)	(114,900)
Provision for litigation judgment	—	(20,200)
Change in fair value of derivative liability	(6,482,700)	45,500
Other expense	(6,600)	(1,000)

Loss before provision for income taxes	(10,832,200)	(1,713,500)
Provision for income taxes	—	(3,200)

Net loss	$(10,832,200)	$(1,716,700)
Less net loss attributable to noncontrolling interests in subsidiary	—	—

Net loss attributable to Irvine Sensors Corporation	$(10,832,200)	$(1,716,700)

Basic and diluted net loss attributable to Irvine Sensors Corporation per common share	$(0.26)	$(0.33)

Weighted average number of common shares outstanding, basic and diluted	41,612,200	10,141,400

See Accompanying Notes to Condensed Consolidated Financial Statements.

IRVINE SENSORS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

									Common
	Series A-1 and A-2		Series B		Series C				Stock
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Warrants	Prepaid				Total
	Shares Issued (1)		Shares Issued (1)		Shares Issued (1)		Shares Issued (1)		Issued (1)	Stock-Based		Accumulated	Noncontrolling	Stockholders’
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Compensation	Paid-in Capital	Deficit	Interest	Deficit
Balance at September 27, 2009	124,900	$1,200	—	$—	—	$—	9,694,500	$96,900	1,461,300	$—	$162,497,700	$(167,299,100)	$324,400	$(4,378,900)
Cumulative-effect adjustment of adopting ASC 815-40	—	—	—	—	—	—	—	—	—	—	(4,230,000)	4,130,500	—	(99,500)
Common stock issued to employee retirement plan	—	—	—	—	—	—	2,673,800	26,700	—	(750,000)	723,300	—	—	—
Sale of preferred stock, net of financing costs and value assigned to warrants issued to investors	—	—	3,500	—	—	—	—	—	—	—	1,307,900	—		1,307,900
Issuance of preferred stock as litigation settlement expense	—	—	—	—	37,500	400	—	—	—	—	1,124,600	—		1,125,000
Issuance of warrants as litigation settlement expense	—	—	—	—	—	—	—	—	1,000,000	—	150,000	—		150,000
Common stock warrants issued to preferred stock investors	—	—	—	—	—	—	—	—	2,094,000	—	424,000	—	—	424,000
Sale of common stock units, net of issuance costs	—	—	—	—	—	—	3,469,500	34,700	693,900	—	437,000	—	—	471,700
Sale of common stock	—	—	—	—	—	—	138,500	1,400	—	—	16,600	—	—	18,000
Common stock issued to pay interest	—	—	—	—	—	—	693,600	6,900	—	—	270,500	—	—	277,400
Common stock options exercised	—	—	—	—	—	—	10,000	100	—	—	1,500	—	—	1,600
Deemed dividend of beneficial conversion feature of preferred stock issuance	—	—	—	—	—	—	—	—	—	—	1,471,000	(1,471,000)	—	—
Common stock issued upon conversion of preferred stock	(116,600)	(1,100)	(1,600)	—	—	—	16,851,000	168,500	—	—	(167,400)	—	—	—
Stock-based compensation expense — vested stock	—	—	—	—	—	—	1,800	200	—	—	600	—	—	800
Beneficial conversion feature of debentures	—	—	—	—	—	—	—	—	—	—	102,200	—	—	102,200
Common stock warrants issued to debenture investors	—	—	—	—	—	—	—	—	860,000	—	163,500	—	—	163,500
Common stock warrants issued to investment banking firm	—	—	—	—	—	—	—	—	2,695,100	—	643,800	—	—	643,800
Common stock warrants expired	—	—	—	—	—	—	—	—	(1,477,500)	—	—	—	—	—
Additional common stock warrants issued under anti-dilution provisions	—	—	—	—	—	—	—	—	715,500	—	—	—	—	—
Issuance of nonvested stock, net	—	—	—	—	—	—	2,700	—	—	—	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	—	—	—	65,100	—	—	65,100
Amortization of employee retirement plan contributions	—	—	—	—	—	—	—	—	—	750,000	—	—	—	750,000
Stock-based compensation expense — options	—	—	—	—	—	—	—	—	—	—	37,300	—	—	37,300
Net loss	—	—	—	—	—	—	—	—	—	—	—	(11,155,800)	—	(11,155,800)

Balance at October 3, 2010	8,300	100	1,900	—	37,500	400	33,535,400	335,400	8,042,300	—	165,039,200	(175,795,400)	324,400	(10,095,900)
Common stock issued upon conversion of preferred stock	(4,600)	—	(100)	—	—	—	1,592,800	15,900	—	—	(15,900)	—	—	—
Issuance of common stock as debt discount	—	—	—	—	—	—	5,758,100	57,600	—	—	692,400	—	—	750,000
Sale of common stock, net of issuance costs	—	—	—	—	—	—	51,788,600	517,900	—	—	2,789,300	—	—	3,307,200
Forfeiture of nonvested stock	—	—	—	—	—	—	(1,200)	—	—	—	—	—	—	—
Common stock warrants issued to investment banking firm	—	—	—	—	—	—	—	—	2,382,400	—	190,600	—	—	190,600
Common stock issued to pay interest	—	—	—	—	—	—	343,000	3,400	—	—	133,700	—	—	137,100
Common stock issued upon conversion of debt	—	—	—	—	—	—	5,488,800	54,900	—	—	329,300	—	—	384,200
Stock-based compensation expense — options	—	—	—	—	—	—	—	—	—	—	326,700	—	—	326,700
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	—	—	—	7,400	—	—	7,400
Net loss	—	—	—	—	—	—	—	—	—	—	—	(10,832,200)	—	(10,832,200)

Balance at January 2, 2011 (Unaudited)	3,700	$100	1,800	$—	37,500	$400	98,505,500	$985,100	10,424,700	$—	$169,492,700	$(186,627,600)	$324,400	$(15,824,900)

(1)	Amounts of preferred stock, common stock and warrants issued have been rounded to nearest one hundred (100).
See Accompanying Notes to Condensed Consolidated Financial Statements.

IRVINE SENSORS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 Weeks Ended
	January 2, 2011	December 27, 2009
Cash flows from operating activities:
Net loss	$(10,832,200)	$(1,716,700)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	273,600	348,200
Provision for allowance for inventory valuation	—	17,500
Non-cash interest expense	1,039,800	—
Gain on sales of assets	—	(12,500)
Change in fair value of derivative liability	6,482,700	(45,500)
Non-cash stock-based compensation	334,100	26,300
Decrease (increase) in accounts receivable	(1,319,300)	289,400
Decrease in unbilled revenues on uncompleted contracts	137,700	209,900
Decrease in inventory	208,100	35,800
Increase in prepaid expenses and other current assets	(43,800)	(148,800)
(Decrease) increase in deposits	(81,600)	100
Decrease in accounts payable and accrued expenses	(1,889,100)	(499,100)
Decrease in Executive Salary Continuation Plan liability	(15,300)	(60,800)
Increase in advance billings on uncompleted contracts	30,700	174,500
Decrease in deferred revenue	(113,200)	(161,100)

Total adjustments	5,044,400	173,900

Net cash used in operating activities	(5,787,800)	(1,542,800)

Cash flows from investing activities:
Property and equipment expenditures	(185,300)	(3,700)
Gross proceeds from sales of fixed assets	—	12,500
Transfer of fixed asset from contract expense	—	(19,300)

Net cash used in investing activities	(185,300)	(10,500)

Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	3,307,200	—
Proceeds from sale of preferred stock	—	2,049,500
Proceeds from subordinated secured convertible promissory notes	7,774,800	—
Proceeds from unsecured convertible promissory notes	3,000,000	—
Debt issuance costs paid	(1,426,500)	—
Decrease in advances against accounts receivable	(46,600)	(493,500)
Principal payments of notes payable and settlement agreements	(170,500)
Principal payments of capital leases	—	(5,900)

Net cash provided by financing activities	12,438,400	1,550,100

Net increase (decrease) in cash and cash equivalents	6,465,300	(3,200)
Cash and cash equivalents at beginning of period	281,600	125,700

Cash and cash equivalents at end of period	$6,746,900	$122,500

Non-cash investing and financing activities:
Non-cash conversion of preferred stock to common stock	$257,400	$500,000
Issuance of warrants recorded as deferred financing costs	$—	$119,000
Property and equipment secured for note payable	$56,200	$—
Conversion of Bridge Notes and accrued interest to common stock	$199,400	$—
Common Stock issued to pay accrued interest	$137,100	$—
Accrued expenses settled with settlement agreement obligations	$1,235,000	$—
Supplemental cash flow information:
Cash paid for interest	$116,900	$73,700
Cash paid for income taxes	$—	$—
See Accompanying Notes to Condensed Consolidated Financial Statements.

IRVINE SENSORS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — General
The information contained in the following Notes to Condensed Consolidated Financial Statements is condensed from that which appear in the audited consolidated financial statements for Irvine Sensors Corporation (“ISC”) and its subsidiaries (together with ISC, the “Company”), and the accompanying unaudited condensed consolidated financial statements do not include certain financial presentations normally required under accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, the unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes thereto contained in the Annual Report on Form 10-K of the Company for the fiscal year ended October 3, 2010 (“fiscal 2010”). It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.
The consolidated financial information for the 13-week periods ended January 2, 2011 and December 27, 2009 included herein is unaudited but includes all normal recurring adjustments which, in the opinion of management of the Company, are necessary to present fairly the consolidated financial position of the Company at January 2, 2011, and the results of its operations and its cash flows for the 13-week periods ended January 2, 2011 and December 27, 2009.
None of the Company’s subsidiaries accounted for more than 10% of the Company’s total assets at January 2, 2011 and October 3, 2010 or had separate employees or facilities at such dates.
The condensed consolidated financial information as of January 2, 2011 included herein has been derived from the Company’s audited consolidated financial statements as of, and for the year ended, October 3, 2010.
Description of Business
The Company is a vision systems and information security company enabled by technology for three-dimensional packaging of electronics and manufacturing of electro-optical products. The Company designs, develops, manufactures and sells vision systems, miniaturized electronic products and higher level systems incorporating such products for defense, security and commercial applications. The Company also performs customer-funded contract research and development related to these systems and products, mostly for U.S. government customers or prime contractors. Most of the Company’s historical business relates to application of its technologies for stacking either packaged or unpackaged semiconductors into more compact three-dimensional forms, which the Company believes offer volume, power, weight and operational advantages over competing packaging approaches, and which the Company believes allows it to offer higher-level products with unique operational features. The Company has introduced certain higher-level products in the fields of thermal imaging cores and high speed processing for information security that take advantage of the Company’s packaging technologies.

Summary of Significant Accounting Policies
Consolidation. The consolidated financial statements include the accounts of ISC and its subsidiaries, Novalog, Inc. (“Novalog”), MicroSensors, Inc. (“MSI”), RedHawk Vision Systems, Inc. (“RedHawk”) and iNetWorks Corporation (“iNetWorks”). The Company’s subsidiaries do not presently have material operations or assets. All significant intercompany transactions and balances have been eliminated in the consolidation. The accounts for another of the Company’s subsidiaries, Optex Systems, Inc. (“Optex”), have been eliminated from the balance sheets from September 27, 2009 forward due to the Optex bankruptcy in September 2009.
Fiscal Periods. The Company’s fiscal year ends on the Sunday nearest September 30. Fiscal 2010 ended on October 3, 2010 and included 53 weeks. The fiscal year ending October 2, 2011 (“fiscal 2011”) will include 52 weeks. The Company’s first quarter of fiscal 2011 was the 13 weeks ended January 2, 2011.
Reportable Segments and Reclassifications. In the 13-week period ended January 2, 2011, the Company reorganized, in conjunction with a financing, to focus its operations on development and sale of products derived from its technology. As a result, the Company is managing its operations as a single business segment in fiscal 2011 and has presented its consolidated statement of operations for the 13-week period ended January 2, 2011 accordingly. The consolidated statement of operations for the 13-week period ended December 27, 2009 has been reclassified to conform to the current period presentation. Comparable reclassification of prior year periods is anticipated as future periods of fiscal 2011 are presented. In addition, to facilitate comparison to the significant derivative liability recorded in the 13-week period ended January 2, 2011, the derivative liability at October 3, 2010 has been reclassified and presented separately in the Consolidated Balance Sheets included in this report, as opposed to being included in accrued expenses as previously presented.
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

Derivatives. A derivative is an instrument whose value is “derived” from an underlying instrument or index such as a future, forward, swap, option contract, or other financial instrument with similar characteristics, including certain derivative instruments embedded in other contracts (“embedded derivatives”) and for hedging activities. As a matter of policy, the Company does not invest in separable financial derivatives or engage in hedging transactions. However, the Company has entered into complex financing transactions, including the convertible debt transactions entered into in the 13-week period ended January 2, 2011, that involve financial instruments containing certain features that have resulted in the instruments being deemed derivatives or containing embedded derivatives. The Company may engage in other similar complex debt transactions in the future, but not with the intention to enter into derivative instruments. Derivatives and embedded derivatives, if applicable, are measured at fair value using the binomial lattice pricing model and marked to market through earnings. However, such new and/or complex instruments may have immature or limited markets. As a result, the pricing models used for valuation of derivatives often incorporate significant estimates and assumptions, which may impact the level of precision in the financial statements. Furthermore, depending on the terms of a derivative or embedded derivative, the valuation of derivatives may be removed from the financial statements upon conversion of the underlying instrument into some other security.
Recently Issued Accounting Pronouncements. In June 2008, the FASB ratified guidance issued by the Emerging Issue Task Force (“EITF”) as codified in ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity (previously EITF Issue No. 07-05, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock). ASC 815-40 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. ASC 815-40 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the ASC 815-10 scope exception. ASC 815-40 is effective for fiscal years beginning after December 15, 2008, which for the Company was fiscal 2010, and early adoption was not permitted. On the first day of fiscal 2010, pursuant to ASC 815-40, the Company was required to reclassify certain warrants from equity to liabilities, resulting in a cumulative effect adjustment to reduce paid-in capital for the original allocated value recorded for the these affected warrants and a corresponding reduction in accumulated deficit and recording of the fair market value of the associated warrant derivative liability, which was then subsequently re-measured and adjusted to report the change in fair value at the end of each subsequent fiscal quarter, including the 13-week period ended January 2, 2011. In addition, as noted above, the Company entered into a transaction on December 23, 2010 that, pursuant to ASC 815-40, required the Company to estimate the fair market value of features deemed to be embedded derivatives in convertible debt instruments issued in or related to this transaction and to again re-measure this derivative liability at January 2, 2011. As a result of this issuance and the pre-existing warrant derivative, the Company’s aggregate derivative liability was valued at $13,349,800 at January 2, 2011, of which $6,482,700 was a change in derivative liability, largely as a result of an increase in the market value of the Company’s common stock between December 23, 2010 and January 2, 2011.
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

In April 2010, the FASB issued ASU 2010-17, Milestone Method of Revenue Recognition, which provides guidance related to Revenue Recognition that applies to arrangements with milestones relating to research or development deliverables. This guidance provides criteria that must be met to recognize consideration that is contingent upon achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. This guidance is effective for the Company starting fiscal year 2011. There was no impact from the Company’s adoption of this guidance.
Note 2 — Debt Instruments
Restructured Debt, Net of Debt Discounts
The restructured debt, net of debt discounts, consisted of the remainder of a 12% secured promissory note payable to Longview Fund, L.P. (“Longview”) originally entered into by the Company in July 2007 (the “Longview Note”) with a $2.0 million principal due initially, which had been reduced to an outstanding principal balance of $163,100 at October 3, 2010 as a result of various payments. In December 2010, the Company paid all remaining obligations of the Longview Note in full.
Debentures, Net of Debt Discounts
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
The Debentures bear simple interest at a rate of 20% per annum. Interest on the Debentures accrues and is payable quarterly in arrears and is convertible at the election of the Company into shares of common stock at a conversion price of $0.40 per share. In the first 13 weeks of fiscal 2011, interest in the amount of $137,200 was converted into 343,000 shares of common stock. (See Note 3). The conversion price of the Debentures is subject to adjustment for stock splits, stock dividends, recapitalizations and the like. Any unpaid and unconverted principal amount of the Debentures may be repaid in cash prior to maturity at 110% of such principal amount. The amounts owing under the Debentures may be accelerated upon the occurrence of certain events of default as set forth in the Debentures.

If all remaining interest on the Debentures is converted into shares of common stock and the Convertible Debentures are held to maturity and then converted, the total number of shares of common stock issuable upon conversion of the principal and interest under the Debentures at the conversion price is 3,779,500 in the aggregate. The total number of shares of common stock issuable upon exercise of the Debenture Investor Warrants at the exercise price of $0.40 per share is 860,000 in the aggregate.
In consideration for services rendered as the lead placement agent in the Debenture Private Placement, the Company paid the placement agent cash commissions, a management fee and an expense allowance fee aggregating $214,700, which represents 13% of the gross proceeds of the closings of the Debenture Private Placement, and issued to the placement agent five-year warrants to purchase an aggregate of 536,700 shares of the Company’s common stock at an exercise price of $0.40 per share and, as a retainer, a five-year warrant to purchase an aggregate of 450,000 shares of the Company’s common stock at an exercise price of $0.40 per share. (See Note 3).
Aggregate gross proceeds of $1,651,300 received by the Company in connection with the Debenture Private Placement is comprised of the aggregate principal balance of $2,752,200 of the Debentures, net of a corresponding original issue discount of $1,101,000 and was allocated to the individual components comprising the Debenture Unit on a relative fair value basis. This resulted in approximately $163,000 allocated to the five-year investor warrants and approximately $1,488,000 allocated to the Debentures. In addition, because the effective conversion price of the Convertible Debentures was below the current trading price of the Company’s common shares at the date of issuance, the Company recorded a BCF of approximately $102,200. The value of the warrants and the BCF have been recorded as additional paid in capital in the accompanying consolidated financial statements.
Secured Promissory Note
The Secured Promissory Note issued to Timothy Looney by the Company in the principal amount of $2,500,000 (the “Looney Note”) as a result of the Settlement Agreement with Mr. Looney (the “Looney Settlement Agreement”) bears simple interest at a rate per annum of 10% of the outstanding principal balance and is secured by substantially all of the assets of the Company (the “Collateral”) pursuant to the terms and conditions of the Security Agreement and Intellectual Property Security Agreement related thereto (the “Security Agreements”), but such security interests are subject to and subordinate to the existing perfected security interests and liens of the Company’s senior creditor, Summit Financial Resources, L.P. (“Summit”). The Looney Note requires the Company to remit graduated monthly installment payments over a 27-month period to Mr. Looney beginning with a payment of $8,000 in May 2010 and ending with a payment of $300,000 in June 2012. All such payments are applied first to unpaid interest and then to outstanding principal. Scheduled payments through April 2011 apply only to interest. A final payment of the remaining unpaid principal and interest under the Looney Note is due and payable in July 2012. Past due payments will bear simple interest at a rate per annum of 18%. In the event the Company prepays all amounts owing under the Looney Note within eighteen months after April 9, 2010, the $50,000 cash payment made to Mr. Looney pursuant to the Looney Settlement Agreement will either be returned to the Company or deducted from the final payment due on the Looney Note. The $50,000 cash payment is recorded as a prepaid charge on the consolidated balance sheet as of October 3, 2010 and January 2, 2011.
During November and December 2010, the Company issued the following debt instruments:

Principal balance at issuance date

Unsecured Convertible Promissory Notes	$3,000,000
Subordinated Secured Convertible Promissory Notes	$7,774,800

The terms of the foregoing notes are as follows:
Unsecured Convertible Promissory Notes, Net of Discounts
In November and December 2010, the Company sold and issued to 47 accredited investors unsecured convertible promissory notes of the Company (the “Bridge Notes”) in multiple closings of a private placement (the “Bridge Private Placement”). The $3,000,000 aggregate principal balance of the Bridge Notes in said closings was paid in cash to the Company.
The Bridge Notes bear simple interest at a rate per annum of 10% and have a maturity date of May 31, 2011. Interest on the Notes accrues and is payable in arrears at maturity. At the discretion of an investor holding a Bridge Note (a “Bridge Note Holder”), any outstanding principal and accrued interest remaining under the Bridge Note at maturity may be converted into shares of the Company’s common stock at a conversion price equal to $0.13 per share (the “Conversion Price”), provided, however, that the Company has a sufficient number of authorized shares of common stock to allow such conversion at such time, and that the investor is an accredited investor at the time of such conversion as such term is defined in Rule 501 under the Securities Act of 1933, as amended (the “Securities Act”). There is no assurance that a sufficient number of authorized shares of the Company’s common stock will be available for conversion of any outstanding principal and accrued interest under the Bridge Notes. Unpaid and unconverted principal balance and accrued interest of the Bridge Notes may be repaid in cash prior to maturity in whole or in part at any time without premium or penalty.
Also at the discretion of each Bridge Note Holder, any outstanding principal and accrued interest under a Bridge Note held by said Bridge Note Holder may be converted as a result of the closing of a subsequent private placement of the Company’s securities with gross proceeds of at least $8.0 million (a “Subsequent Financing”) into the securities issued in a Subsequent Financing on the same terms and conditions as the other investors in said Subsequent Financing, provided, however, that the Bridge Note Holder is an “accredited investor” at the time of such conversion as such term is defined in Rule 501 under the Securities Act; and provided, further, that such Bridge Note Holder enters into and executes the same documents, satisfies the same conditions and agrees to be bound by the same terms as all other investors in said Subsequent Financing. The Company consummated such a Subsequent Financing in December 2010, and as described below, certain of the Bridge Note Holders elected to convert their Bridge Notes into the securities issued in the Subsequent Financing.
As additional consideration for the Bridge Notes, in December 2010, the Company issued an aggregate of 5,758,100 shares of its common stock to the Bridge Note Holders with a value equal to 25% of the principal amount of the Bridge Notes purchased by the Bridge Note Holders, based on a valuation per share (the “Initial Valuation”) which was the greater of (i) the fair market value of the Company’s common stock (as determined by the last closing sales price of the Company’s common stock prior to the date of issuance of the Notes) (the “Market Value”), and (ii) $0.13 per share, but not greater than $0.14 per share.
In consideration for services rendered as the lead placement agent in the Bridge Private Placement, the Company paid the placement agent cash commissions, a management fee and an expense allowance fee aggregating $309,700, which represents 10.3% of the gross proceeds of the Bridge Private Placement, and agreed to issue to the placement agent a five-year warrant to purchase an aggregate of 2,227,400 shares of the Company’s common stock at an exercise price of $0.13 per share and a five-year warrant to purchase an aggregate of 155,000 shares of the Company’s common stock at an exercise price of $0.135 per share, which prices were equal to the Market Value (collectively, the “Bridge Agent Warrants”).

The Company’s obligation to issue the Bridge Agent Warrants was established in December 2010, but the Bridge Agent Warrants shall not be exercisable unless and until stockholder authority has been obtained to increase the Company’s authorized shares of common stock to a number adequate to reserve for both any shares of common stock to be issued in connection with the Subsequent Financing and the Bridge Agent Warrants, as well as any other known issuances of common stock for which the Company must reserve shares for issuance. The Bridge Agent Warrants have a net “cashless” exercise feature.
Subordinated Secured Convertible Promissory Notes
In December 2010, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with two accredited investors, Costa Brava Partnership III L.P. (“Costa Brava”) and The Griffin Fund LP (“Griffin”), pursuant to which the Company issued and sold to Costa Brava and Griffin 12% Subordinated Secured Convertible Notes due December 23, 2015 (the “Subordinated Notes”) in the aggregate principal amount of $7,774,800 and an aggregate of 51,788,571 shares of common stock of the Company for $3,625,200, or $0.07 per share, and agreed to issue and sell in a subsequent closing not later than April 30, 2011 (subject to the amendment of the Company’s Certificate of Incorporation to increase the Company’s authorized common stock and provided that there has not been a material adverse change in the Company’s relationship with Optics 1, Inc.) additional 12% Subordinated Secured Convertible Notes (the “Milestone Notes”) to Costa Brava and Griffin for an aggregate purchase price of $1.2 million (collectively, the “Institutional Financing”).
The Subordinated Notes bear interest at a rate of 12% per annum, due and payable quarterly within 10 business days of the end of each calendar quarter, calculated on the simple interest basis of a 365-day year for the actual number of days elapsed. For the first two years of the term of the Subordinated Notes, the Company has the option, subject to the satisfaction of certain customary equity conditions, to pay all or a portion of the interest due on each interest payment date in shares of common stock, with the price per share calculated based on the weighted average price of the Company’s common stock over the last 20 trading days ending on the second trading day prior to the interest payment date. The foregoing notwithstanding, until the Looney Note is repaid in full, cash interest on the Subordinated Notes must instead be paid by adding the amount of such interest to the outstanding principal amount of the Subordinated Notes as “PIK” interest. The principal and accrued but unpaid interest under the Subordinated Notes is convertible at the option of the holder, any time after amendment of the Company’s Certificate of Incorporation to increase the Company’s authorized common stock, into shares of the Company’s common stock at an initial conversion price of $0.07 per share. The conversion price is subject to full ratchet adjustment for certain price dilutive issuances of securities by the Company and proportional adjustment for events such as stock splits, dividends, combinations and the like. Beginning after the first two years of the term of the Subordinated Notes, the Company can force the Subordinated Notes to convert to common stock if certain customary equity conditions have been satisfied and the volume weighted average price of the common stock is $0.25 or greater for 30 consecutive trading days.
The Subordinated Notes and the Milestone Notes are and will be secured by substantially all of the assets of the Company pursuant to a Security Agreement dated December 23, 2010 between the Company and Costa Brava as representative of the Subordinated Note holders, but the liens securing the Subordinated Notes and Milestone Notes are and will be subordinate to the liens securing the indebtedness of the Company to Summit Financial Resources, L.P. under that certain Financing Agreement dated as of June 16, 2009, and subordinate in right of payment to the Looney Note.

The Subordinated Notes restrict the Company from (A) directly or indirectly, incurring or guaranteeing, assuming or suffering to exist any indebtedness, other than (i) the Notes, (ii) certain permitted indebtedness and (iii) the Looney Note; (B) allowing or suffering to exist any mortgage, lien, pledge, charge, security interest or other similar encumbrance upon or in any property or assets (including accounts and contract rights) owned by the Company or any of its subsidiaries other than (i) existing liens securing the Looney Note and (ii) certain permitted liens; and (C) during an event of default, directly or indirectly, redeeming, defeasing, repurchasing, repaying or making any payments in respect of, by the payment of cash or cash equivalents (in whole or in part, whether by way of open market purchases, tender offers, private transactions or otherwise), all or any portion of any indebtedness expressly subordinate to the Subordinated Notes.
The book value of the Subordinated Notes, net of discounts, at January 2, 2011 is $2,335,000. The debt discounts will be amortized over the 5-year term of the Subordinated Notes, unless such amortization is accelerated due to earlier conversion of the Subordinated Notes pursuant to their terms.
Conversion of Bridge Notes into Subordinated Notes
As discussed above, the Company had previously sold Bridge Notes to investors in an aggregate principal amount of $3,000,000, the terms of which permit the Bridge Note Holders to convert up to and including the aggregate outstanding principal amount of such Bridge Notes and any accrued interest thereon (the amount converted, the “Conversion Amount”) into the same securities issued in, and upon the same terms and conditions of, the Institutional Financing (the “Bridge Note Conversion”). Pursuant to the terms of the Bridge Private Placement, in December 2010, holders of Bridge Notes with a principal balance of $1,208,200 (including accrued interest of $9,600) converted their Bridge Notes into securities issued in the Institutional Financing. Of the converted Bridge Notes, Costa Brava and Griffin were holders of notes with an aggregate principal balance of $581,300 (including accrued interest of $2,700). Under the terms of the Purchase Agreement, these Bridge Notes were converted into 5,488,800 shares valued at $384,200 and Subordinated Notes with a principal balance of $824,000.
Conversion Features of the Bridge Notes and the Subordinated Notes.
The conversion features of the Bridge Notes and the Subordinated Notes contain provisions that adjust the conversion price in the event of certain dilutive issuances of securities. Accordingly, the Company considered such conversion features to be derivatives and recorded their fair value of $6,867,100 at the date of issuance as a liability and as a discount to the underlying notes. In addition, the Company re-measured the fair value of such liability to be $13,349,800 as of January 2, 2011.
The following outlines the significant weighted average assumptions the Company used to estimate the fair value information presented, with respect to derivative liabilities utilizing the Binomial Lattice pricing model at the date of issuance and January 2, 2011:

Risk free interest rate	2.01%-2.09%
Expected volatility	74.8%-75.4%
Expected dividends	None

Note 3 — Common Stock and Common Stock Warrants, Preferred Stock, Stock Incentive Plans, Employee Retirement Plan and Deferred Compensation Plans
During the 13-week period ended January 2, 2011, the Company issued an aggregate of 64,970,100 shares of common stock, with an aggregate valuation of $5,153,600, in both cash and non-cash transactions.
Cash Common Stock Transactions. In December 2010, the Company issued an aggregate of approximately 51,788,600 shares of common stock of the Company for approximately $3,625,200, or $0.07 per share in the Institutional Financing. (See Note 2.)
Non-Cash Common Stock Transactions. During the 13-week period ended January 2, 2011, the Company issued an aggregate of 13,181,500 shares of common stock, net of forfeitures, with an aggregate valuation of $1,528,400, in the following non-cash transactions: (i) an aggregate of 5,758,100 shares of common stock of the Company, valued at $750,000, were issued to the Bridge Note Holders pursuant to the Bridge Private Placement (see Note 2); (ii) an aggregate of 5,488,800 shares of common stock of the Company, valued at $384,200, were issued to certain Bridge Note Holders for conversion of the aggregate outstanding principal amount of the Bridge Notes and any accrued interest thereon held by said Bridge Note Holders into the same securities issued in, and upon the same terms and conditions of, the Institutional Financing (see Note 2); (iii) an aggregate of 1,450,000 shares of common stock of the Company were issued in various transactions in exchange for conversion and cancellation of $186,000 of the stated value of the Company’s Series A-2 10% Cumulative Convertible Preferred Stock (the “Series A-2 Stock”); (iv) an aggregate of 142,800 shares of common stock of the Company was issued in a transaction in exchange for conversion and cancellation of $71,400 of the stated value of the Company’s Series B Convertible Preferred Stock (the “Series B Stock”); (v) 343,000 shares of common stock of the Company were issued to pay interest in the amount of $137,100 on the Company’s Debentures pursuant their terms (see Note 2); and (vi) 1,200 shares of nonvested shares of common stock of the Company were forfeited.
Common Stock Warrants. In the 13-week period ended January 2, 2011, as a result of the Institutional Financing, and pursuant to existing price anti-dilution provisions, the exercise prices of the Class A Common Stock Purchase Warrants (the “Class A Warrants”) and the Class B Common Stock Purchase Warrant (the “Class B Warrant”) issued by the Company, were automatically adjusted to $0.07 per share. The number of shares of common stock of the Company issuable upon exercise of the Class A Warrants and Class B Warrant did not change. (See Note 2).
In the 13-week period ended January 2, 2011, the Bridge Private Placement established an obligation for the Company to issue Bridge Agent Warrants, consisting of a warrant to purchase approximately 2,227,400 shares of common stock of the Company at an exercise price of $0.13 per share and a warrant to purchase approximately 155,000 shares of common stock of the Company at an exercise price of $0.135 per share, subject to the requirement that said warrants shall not be exercisable unless and until stockholder authority has been obtained to increase the Company’s authorized shares of common stock to a number adequate to reserve for both any shares of common stock to be issued in connection with the Institutional Financing and the Bridge Agent Warrants, as well as any other known issuances of common stock for which the Company must reserve shares for issuance. The Company has scheduled a stockholder vote for such authority to be taken at its Annual Meeting of Stockholders to be held in March 2011. In the 13-week period ended January 2, 2011, the Company has recorded the $190,600 expense of this obligation as a debt discount to be amortized over the term of the Bridge Notes. The Company used the Black-Scholes model to value the Bridge Agent Warrants using the following assumptions; volatility of 74.82%, common stock price $0.13 per share, exercise price of $0.13, risk-free interest rate of 1.89% and an expected term of five years. (See Note 2).

At January 2, 2011 and October 3, 2010, there were warrants outstanding to purchase 10,424,700 and 8,042,300 shares of the Company’s common stock, respectively, although as noted above, issuance of approximately 2,382,400 shares of the Company’s common stock pursuant to the Bridge Agent Warrants as of January 2, 2011 will require stockholder approval of an amendment to the Company’s Certificate of Incorporation to increase the Company’s authorized capital stock.
Preferred Stock. In the 13-week period ended January 2, 2011, as a result of the Institutional Financing, and pursuant to existing price anti-dilution provisions of the Company’s Certificate of Incorporation, as amended, the conversion price of the Series A-2 Stock was automatically adjusted to $0.07 per share, such that the Series A-2 Stock is now convertible at such conversion price into an aggregate of 2,104,143 shares of common stock of the Company. (See Note 2).
In the 13-week period ended January 2, 2011, approximately 4,650 shares of the Series A-2 Stock were converted by Longview into 1,450,000 shares of common stock, and approximately 71 shares of the Series B Stock were converted into approximately 142,800 shares of common stock, as discussed above.
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
As of January 2, 2011, there were no options to purchase shares of the Company’s common stock outstanding and exercisable under the 2000 Plan, options to purchase 2,500 shares of the Company’s common stock at an exercise price of $11.50 per share were outstanding and exercisable under the 2001 Plan, options to purchase 43,300 shares of the Company’s common stock were outstanding and exercisable under the 2001 Plan, at exercise prices ranging from $8.60 to $13.50 per share, and options to purchase 266,800 shares of the Company’s common stock were outstanding under the 2003 Plan at exercise prices ranging from $10.40 to $36.20 per share, of which all were exercisable at January 2, 2011.
Pursuant to an amendment of the 2006 Plan by stockholders in March 2009, the number of shares of common stock reserved for issuance under the 2006 Plan shall automatically increase at the beginning of each subsequent fiscal year by the lesser of 1,250,000 shares or 5% of the common stock of the Company outstanding on the last day of the preceding fiscal year. As a result of that provision, the number of shares issuable under the 2006 Plan increased by 1,250,000 shares in the 13-week period ended January 2, 2011. As of January 2, 2011, there were options to purchase 2,034,600 shares of the Company’s common stock outstanding under the 2006 Plan, at exercise prices ranging from $0.09 to $14.10 per share, of which options to purchase 643,100 shares were exercisable at January 2, 2011. In addition, as of January 2, 2011, 29,000 shares of nonvested stock were issued and outstanding pursuant to the 2006 Plan and 291,100 shares of vested stock were issued and outstanding pursuant to the 2006 Plan. The aggregate number of shares of common stock issuable under all stock-based awards that may be made under the 2006 Plan at January 2, 2011 is approximately 335,400 shares.

In December 2010, in connection with the Institutional Financing, the Company’s Board adopted the Company’s 2010 Non-Qualified Stock Option Plan (the “2010 Plan”) under which the Company’s eligible officers, directors and employees, consultants and advisors who qualify as “accredited investors” within the meaning of Rule 501 under the Securities Act, may be granted non-incentive stock options. 18,500,000 shares of the Company’s common stock were reserved for issuance under the 2010 Plan, and options to purchase 18,500,000 shares of the Company’s Common Stock at an exercise price of $0.09 per share were issued to certain of the Company’s officers and directors in December 2010 pursuant to the 2010 Plan. No further grants may presently be made under the 2010 Plan.
The following table summarizes stock options outstanding as of January 2, 2011 as well as activity during the 13-week period then ended:

		Weighted Average
	Shares (1)	Exercise Price

Outstanding at October 3, 2010	1,373,900	$7.44
Granted	19,500,000	0.09
Exercised	—	—
Expired	(4,000)	265.62
Forfeited	(22,700)	1.16

Outstanding at January 2, 2011	20,847,200	$0.52

Exercisable at January 2, 2011	5,455,700	$1.74

(1)	Rounded to nearest one hundred (100).
At January 2, 2011, the aggregate intrinsic value of unvested options outstanding and options exercisable was $975,000 and $225,000, respectively. There were no options exercised during the 13 weeks ended January 2, 2011 and therefore, the total intrinsic value of options exercised during that period was $0. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. At January 2, 2011, the weighted-average remaining contractual life of options outstanding and exercisable was 9.8 years and 9.3 years, respectively. The weighted average grant date fair value of options granted during the 13 weeks ended January 2, 2011 was $0.06 per share.
The amount of compensation expense related to outstanding stock options not yet recognized at January 2, 2011 was $877,800 and, assuming the grantees continue to be employed by or remain as directors of the Company, that amount will be recognized as compensation expense as follows:

FY 2011 (remainder of year)	$212,600
FY 2012	272,100
FY 2013	237,200
FY 2014	155,900

Total	$877,800

The following table summarizes nonvested stock grants outstanding as of January 2, 2011 as well as activity during the 13-week period then ended:

		Weighted
		Average Grant
		Date Fair Value
	Nonvested Shares	per Share

Outstanding at October 3, 2010	35,200	$2.88
Granted	—	—
Vested	(5,000)	9.73
Forfeited	(1,200)	0.27

Outstanding at January 2, 2011	29,000	$1.37

The amount of compensation expense related to nonvested stock grants not yet recognized at January 2, 2011 was $2,100 and, assuming the grantees continue to be employed by or remain as directors of the Company, that amount will be recognized as compensation expense as follows:

FY 2011 (remainder of year)	$800
FY 2012	900
FY 2013	400

Total	$2,100

Note 4 — Loss per Share
Since the Company had losses for the 13-week periods ended January 2, 2011 and December 27, 2009, basic and diluted net loss per common share are the same and are computed based solely on the weighted average number of shares of common stock outstanding for the respective periods. Cumulative dividends on the Series A-2 Stock for the 13-week period ended January 2, 2011 and on the Company’s Series A-1 10% Cumulative Convertible Preferred Stock (the “Series A-1 Stock”) and the Series A-2 Stock for the 13-week period ended December 27, 2009, although not declared, constitute a preferential claim against future dividends, if any, and are treated as an incremental expense of continuing operations for purposes of determining basic and diluted net loss from continuing operations per common share. In like manner, the beneficial conversion feature associated with the issuance of the Company’s Series B Stock in the 13-week period ended December 27, 2009, although not recorded as an expense, is treated as a deemed dividend and, therefore, an incremental expense of continuing operations for purposes of determining basic and diluted net loss from continuing operations per common share.

The following table sets forth the computation of basic and diluted loss per common share:

	13 Weeks Ended
	January 2,	December 27,
	2011	2009
Net Loss Numerator:
Net loss attributable to Irvine Sensors Corporation	$(10,832,200)	$(1,716,700)
Undeclared cumulative dividends on Series A-1 Stock and Series A-2 Stock*	(7,400)	(112,900)
Deemed dividend for beneficial conversion feature related to Series B preferred stock	—	(1,471,000)

Adjusted net loss attributable to Irvine Sensors Corporation common stockholders	$(10,839,600)	$(3,300,600)

Net Loss Denominator:
Weighted average number of common shares outstanding	41,612,200	10,141,400

Basic and diluted net loss attributable to Irvine Sensors Corporation per common share	$(0.26)	$(0.33)

*	Potential undeclared dividends accumulated prior to July 15, 2010 were waived in April 2010.
Options, warrants and convertible instruments outstanding at January 2, 2011 and December 27, 2009 to purchase approximately 50,010,000 and 5,528,200 shares of the Company’s common stock, respectively, were not included in the above computation because they were anti-dilutive.
Note 5 — Inventories, Net
Net inventories at January 2, 2011 and October 3, 2010 are set forth below.

	January 2,	October 3,
	2011	2010
Inventory:
Work in process	$750,000	$360,800
Raw materials	653,700	781,500
Finished goods	354,000	823,500

	1,757,700	1,965,800
Less reserve for obsolete inventory	(250,000)	(250,000)

	$1,507,700	$1,715,800

The Company uses the average cost method for valuation of its product inventory.
Title to all inventories remains with the Company. Inventoried materials and costs relate to: work orders from customers; the Company’s generic module parts and memory stacks; and capitalized material, labor and overhead costs expected to be recovered from probable new research and development contracts. Work in process includes amounts that may be sold as products or under contracts. Such inventoried costs are stated generally at the total of the direct production costs including overhead. Inventory valuations do not include general and administrative expenses. Inventories are reviewed quarterly to determine salability and obsolescence. The net book value of capitalized pre-contract costs, which gross costs are included in the caption “Work in process,” at January 2, 2011 and October 3, 2010 was $82,900 and $360,800, respectively.

Note 6 — Concentration of Revenues and Sources of Supply
In the 13-week period ended January 2, 2011, direct contracts with the U.S. government accounted for 13% of the Company’s total revenues, and second-tier government contracts with prime government contractors accounted for 84% of total revenues. The remaining 3% of the Company’s total revenues were derived from non-government sources. Of the revenues derived directly or indirectly from U.S. government agencies, Optics 1, a defense contractor, accounted for 76% of total revenues in the 13-week period ended January 2, 2011. Loss of this customer would have a material adverse impact on our business, financial condition and results of operations. No other single governmental or non-governmental customer accounted for more than 10% of the Company’s total revenues in the 13-week period ended January 2, 2011.
In the 13-week period ended December 27, 2009, direct contracts with the U.S. government accounted for 70% of the Company’s total revenues, and second-tier government contracts with prime government contractors accounted for 27% of total revenues. The remaining 3% of the Company’s total revenues were derived from non-government sources. Of the revenues derived directly or indirectly from U.S. government agencies, the U. S. Army, certain classified government agencies, Alion Science and Technology Corporation, a defense contractor, and the U.S. Air Force accounted for 30%, 26%, 13% and 12%, respectively, of total revenues in the 13-week period ended December 27, 2009. No other single governmental or non-governmental customer accounted for more than 10% of the Company’s total revenues in the 13-week period ended December 27, 2009.
The Company primarily uses contract manufacturers to fabricate and assemble its stacked chip, microchip, information security and sensor products. At its current limited levels of sales, the Company typically uses a single contract manufacturer for such products and, as a result, is vulnerable to disruptions in supply. The Company also uses contract manufacturers for production of its visible camera products, except for final testing, which the Company performs itself. The Company currently assembles, calibrates and tests its thermal camera and software products itself. The Company’s various thermal and visible camera products presently rely on a limited number of suppliers of imaging chips that meet the quality and performance requirements of the Company’s products, which makes the Company vulnerable to potential disruptions in supply of such imaging chips.
Note 7 — Commitments and Contingencies
Litigation. In March 2009, FirstMark III, LP, formerly known as Pequot Private Equity Fund III, LP, and FirstMark III Offshore Partners, LP, formerly known as Pequot Offshore Private Equity Partners III, LP (collectively, “FirstMark”), filed a lawsuit in the state Supreme Court, State of New York, County of New York, against the Company. The plaintiffs alleged that the Company breached a settlement agreement dated December 29, 2006 with them that allegedly required the Company to make certain payments to the plaintiffs that were not made, in the principal amounts of approximately $539,400 and $230,000 plus interest thereon allegedly accruing at 18% from March 14, 2007 and May 31, 2007, respectively. At October 3, 2010, the Company had approximately $1,269,600 of expense accrued reflecting these alleged obligations.

In December 2010, the Company entered into a Settlement Agreement and Release with FirstMark, pursuant to which the Company settled all claims between the Company and FirstMark, including those relating to the lawsuit discussed above. Pursuant to the Settlement Agreement and Release, the Company will pay FirstMark a total sum of $1,235,000 in eighteen monthly payments commencing January 15, 2011. In the event that a monthly installment payment is not paid by the Company within 30 days of the date it is due, FirstMark may enter a Confession of Judgment in the amount of the total settlement less any payment made by the Company prior to such default. This lawsuit was dismissed with prejudice in December 2010.
The Company has been, and may from time to time, become a party to various other legal proceedings arising in the ordinary course of its business. The Company does not presently know of any such other matters, the disposition of which would be likely to have a material effect on the Company’s consolidated financial position, results of operations or liquidity.
Note 8 — Fair Value Measurements
The Company measures the fair value of applicable financial and non-financial assets and liabilities based on the following levels of inputs.
•	Level 1 inputs: Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that are accessible at the measurement date.
•	Level 2 inputs: Level 2 inputs are from other than quoted market prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.
•	Level 3 inputs: Level 3 inputs are unobservable and should be used to measure fair value to the extent that observable inputs are not available.
The hierarchy noted above requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. There were no transfers between Level 1, Level 2 and/or Level 3 during the 13 weeks ended January 2, 1011. Financial liabilities carried at fair value as of January 2, 1011 are classified below:

	Level 1	Level 2	Level 3	Total

Derivative liabilities	$—	$13,349,800	$—	$13,349,800

Total	$—	$13,349,800	$—	$13,349,800

Note 9 — Subsequent Events
Conversion of Bridge Notes
In January 2011, Bridge Note Holders of $246,400 of principal balance of the Bridge Notes elected to convert the principal outstanding under such said Bridge Notes, plus accrued interest of approximately $1,100, into the securities issued in the Institutional Financing, resulting in an aggregate outstanding unpaid principal balance of the Bridge Notes of $1,555,000 after said conversion. (See Note 2). As a result of this conversion, the Company issued an aggregate of approximately 1,138,400 shares of its common stock and approximately $170,900 of principal balance of Subordinated Notes to the converting Bridge Note Holders.
Exercise of Warrants
In February 2011, Longview exercised their Class A Warrant and Class B Warrant on a cashless basis. As a result of this exercise, the Company issued an aggregate of approximately 221,000 shares of its common stock to Longview.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
In this report, the terms “Irvine Sensors,” “Company,” “we,” “us” and “our” refer to Irvine Sensors Corporation (“ISC”) and its subsidiaries.
This report contains forward-looking statements regarding Irvine Sensors which include, but are not limited to, statements concerning our projected revenues, expenses, gross profit and income, mix of revenue, demand for our products, the need for additional capital, our ability to obtain and successfully perform additional new contract awards and the related funding of such awards, market acceptance of our products and technologies, the competitive nature of our business and markets, the success and timing of new product introductions and commercialization of our technologies, product qualification requirements of our customers, our significant accounting policies and estimates, and the outcome of expense audits. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “estimates,” “should,” “may,” “will”, “with a view to” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Such factors include, but are not limited to the following:
•	our ability to obtain additional financing for working capital, if required, on acceptable terms, in a timely manner or at all;
•	changes in the fair value of derivative instruments expense;
•	our ability to obtain critical and timely product and service deliveries from key vendors;
•	our ability to successfully execute our business and operating plans and control costs and expenses;
•	our ability to obtain expected and timely bookings and orders resulting from existing contracts;
•	our ability to secure and successfully execute additional product orders and contracts, and achieve greater backlog;
•	our ability to fulfill our backlog;
•	governmental agendas, budget issues and constraints and funding or approval delays;
•	our ability to maintain adequate internal controls and disclosure procedures, and maintain compliance with Section 404 of the Sarbanes-Oxley Act;
•	our ability to introduce new products, gain broad market acceptance for such products and ramp up manufacturing in a timely manner;
•	new products or technologies introduced by our competitors, many of whom are bigger and better financed than us;
•	the pace at which new markets develop;
•	our ability to establish and maintain strategic partnerships to develop our business;
•	our market capitalization;
•	general economic and political instability; and
•	those additional factors which are listed under the section “Risk Factors” in Part II, Item 1A of this report.

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
Overview
We are a vision systems and information security company enabled by technology for three-dimensional packaging of electronics and manufacturing of electro-optical products. We design, develop, manufacture and sell vision systems, miniaturized electronic products and higher-level systems incorporating such products for defense, security and commercial applications. We also perform customer-funded contract research and development related to these products, mostly for U.S. government customers or prime contractors. Most of our historical business relates to application of our technologies for stacking either packaged or unpackaged semiconductors into more compact three-dimensional forms, which we believe offer volume, power, weight and operational advantages over competing packaging approaches, and which we believe allows us to offer proprietary higher level products with unique operational features. We have introduced certain higher-level products in the fields of thermal imaging cores and high speed processing for information security that take advantage of the our packaging technologies.
We have historically derived a substantial majority of our total revenues from government-funded sources and anticipate that a substantial majority of our total revenues will continue to be derived from government-funded sources in the immediately foreseeable future. We have introduced thermal imaging and information security products incorporating our technologies that are initially intended for government applications. We have achieved initial market penetration for some of these products and are focusing our marketing efforts on achieving growth in revenues derived from sale of these products. If we are successful in achieving such growth, our future revenues may become more dependent upon production elements of U.S. defense budgets, funding approvals and political agendas. We are also attempting to increase our revenues from product sales by introducing new products with commercial applications, in particular, products with information security applications. We cannot assure you that we will be able to complete development, successfully launch or profitably manufacture and sell any such products on a timely basis, if at all. We generally use contract manufacturers to produce these products or their subassemblies, and all of our other current operations occur at a leased facility in Costa Mesa, California.
Other than the fiscal year ended September 27, 2009 (“fiscal 2009”), we have a history of unprofitable operations due in part to our investment in an unprofitable subsidiary and in part to discretionary investments that we made to commercialize our technologies and to maintain our technical staff and corporate infrastructure at levels that we believed were required for future growth. In fiscal 2010 and the first 13 weeks of fiscal 2011, we continued to experience unprofitable operations, due to insufficient total revenues to fully absorb our costs and expenses. With respect to our investments in staff and infrastructure, the advanced technical and multi-disciplinary content of our technologies places a premium on a stable and well-trained work force. As a result, we have historically maintained our work force as much as possible even when anticipated revenues were delayed, a circumstance that has occurred with some frequency in the past and that has resulted in under-utilization of our labor force for revenue generation from time to time. Our current increased emphasis on securing sales of our products is, in part, motivated by the desire to achieve more predictable revenues that should mitigate this effect, but we anticipate we may continue to experience underutilization of our workforce in the near future. We have recently implemented a reduction-in-force to decrease this anticipated effect. We have not yet demonstrated the level of sustained revenue that we believe, by itself, is required to sustain profitable operations. Our ability to recover our investments through the cost-reimbursement features of certain of our government contracts is constrained due to both regulatory and competitive pricing considerations.

To offset the adverse working capital effect of our net losses, we have historically financed our operations through multiple debt and equity financings. To finance the December 2005 acquisition of a subsidiary, now discontinued, we had incurred material long-term debt at that time, and we exchanged a significant portion of that debt into preferred stock that is convertible into our common stock. Since September 30, 2007 through the date of this report, we have issued approximately 95.8 million shares of our common stock, an increase of approximately 3,570% from the approximately 2.7 million shares of our common stock outstanding at that date, which has resulted in a substantial dilution of stockholder interests. At January 2, 2011, our fully diluted common stock position as presently authorized was approximately 148.5 million shares, which assumes the conversion into common stock of all of the Company’s preferred stock and convertible debentures and notes outstanding as of January 2, 2011 and the exercise for cash of all warrants and options to purchase the Company’s securities outstanding as of January 2, 2011. If our stockholders approved an increase in our authorized shares of common stock from 150,000,000 shares to 500,000,000 shares at our annual meeting of stockholders in March 2011, over 140 million additional shares of our common stock will become issuable pursuant to the conversion of our Subordinated Notes, conversion of our Bridge Notes and exercise of the Agent Warrants issued in the Bridge Private Placement. At January 2, 2011, we had approximately $15.7 million of debt, of which a substantial majority was incurred in November and December 2010.
None of our subsidiaries accounted for more than 10% of our total assets at January 2, 2011 or have separate employees or facilities. As a result of the Institutional Financing and the related management and organizational changes that occurred in the 13-week period ended January 2, 2011, we currently report our operating results and financial condition in a single segment.
Critical Accounting Estimates
Our consolidated financial statements have been prepared in conformity with GAAP. As such, management is required to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The significant accounting policies that are most critical to aid in fully understanding and evaluating reported financial results are the same as those disclosed in our Form 10-K for the 53-week period ended October 3, 2010.
Results of Operations
Total Revenues. Our total revenues are generally derived from sales of miniaturized camera products, specialized chips, modules, stacked chip products and amounts realized or realizable from funded research and development contracts, largely from U.S. government agencies and government contractors. Our total revenues increased in the 13-week period ended January 2, 2011 as compared to the 13-week period ended December 27, 2009 and changed markedly in composition as shown in the following table and discussed more fully below.

13-Week Comparisons	Total Revenue
13 weeks ended December 27, 2009	$3,210,200
Dollar increase in current comparable 13 weeks	1,090,700

13 weeks ended January 2, 2011	$4,300,900
Percentage increase in current 13 weeks	34%
The increase in our total revenues in the 13-week period ended January 2, 2011 as compared to the 13-week period ended December 27, 2009 was largely the result of increased sales of our thermal imaging products in the current period, particularly our cores for clip-on thermal imager (“COTI”) products intended to add thermal imaging capability to existing night vision goggles. Sales of our COTI products are substantially derived from a government contract awarded to our strategic partner Optics 1, Inc., with whom we have a teaming agreement, in the first half of fiscal 2010, but not released for significant shipments by the government customer until the current 13-week period ended January 2, 2011, thereby accounting for the increase in total revenue derived from these products in the current period as compared to the 13-week period ended December 27, 2009. This increase in sales of COTI cores more than offset a decrease in our revenues derived from funded research and development contracts in the 13-week period ended January 2, 2011 as compared to the 13-week period ended December 27, 2009. We believe the decrease in revenues derived from funded research and development contracts in the current year period as compared to the first quarter of fiscal 2010 was substantially related to the delay in approval of the U.S. defense budget, which at the date of this report is still unresolved. This delay has introduced uncertainty into the timing of funding or shipment releases under existing contracts and the possible award of new contracts. Until the defense budget is finalized, we are unable to ascertain what future effects this delay may have on our total revenues in the future. We are seeking sales of our other recently introduced products, in particular our Vault information storage devices, which if achieved could become a material contributor to our total revenues in subsequent reporting periods of fiscal 2011.
Cost of Revenues. Cost of revenues includes wages and related benefits of our personnel, as well as subcontractor, independent consultant and vendor expenses directly incurred in the manufacture of products sold or in the performance of funded research and development contracts, plus related overhead expenses and, in the case of funded research and development contracts, such other indirect expenses as are permitted to be charged pursuant to the relevant contracts. Our cost of revenues for the first 13 weeks of fiscal 2011 increased as compared to the first 13 weeks of fiscal 2010 in terms of both absolute dollars and as a percentage of total revenues, as shown in the following table:

		Percentage of
13-Week Comparisons	Cost of Revenues	Total Revenues
13 weeks ended December 27, 2009	$2,439,000	76%
Dollar increase in current comparable 13 weeks	1,600,200

13 weeks ended January 2, 2011	$4,039,200	94%
Percentage increase in current 13 weeks	66%

The current period increase in absolute dollar cost of revenues as compared to the prior fiscal year’s first quarter was partially the result of the corresponding increase in total revenues in the 13-week period ended January 2, 2011 as compared to the 13-week period ended December 27, 2009. However, the increase in cost of revenues in the current period was proportionately greater than the related increase in total revenues, resulting in the large increase in cost of revenues as a percentage of total revenues in the 13-week period ended January 2, 2011 as compared to the 13-week period ended December 27, 2009. This disproportionate increase in cost of revenues for the current fiscal year first quarter compared to the first quarter of fiscal 2010 was largely the result of the timing and amount of overhead expenses recorded in the current period, which did not occur in the prior fiscal year’s first fiscal quarter. In the first half of fiscal 2010, we had not yet decided whether we were going to continue our practice of annual stock contributions to our Employee Stock Bonus Plan (“ESBP”). In the third quarter of fiscal 2010, we made the decision to continue our practice of such contributions and began accruing for the expense, including a catch-up accrual for the first half of fiscal 2010, of which approximately $136,400 applicable to costs of revenues would have been recorded in the 13-week period ended December 27, 2009 had the contribution decision been made in that period. In fiscal 2011, we have accrued for this expense from the beginning of the fiscal year. In addition, in December 2010, we accrued and paid non-recurring compensation to our staff in consideration of the salary reductions and deferrals they had experienced in fiscal 2010 and the first quarter of fiscal 2011, of which $200,300 was allocated to overhead applied to cost of revenues. No comparable expense was incurred in the first quarter of fiscal 2010. Because of these timing variances and non-recurring expenses, we do not believe that the increase in cost of revenues as a percentage of total revenues in the 13-week period ended January 2, 2011 as compared to the 13-week period ended December 27, 2009 is indicative of a continuing trend.
General and Administrative Expense. General and administrative expense largely consists of wages and related benefits for our executive, financial, administrative and marketing staff, as well as professional fees, primarily legal and accounting fees and costs, plus various fixed costs such as rent, utilities and telephone. The comparison of general and administrative expense for the 13-week periods ended January 2, 2011 and December 27, 2009 is shown in the following table:

	General and
	Administrative	Percentage of
13-Week Comparisons	Expense	Total Revenues
13 weeks ended December 27, 2009	$1,651,400	51%
Dollar increase in current comparable 13 weeks	263,000

13 weeks ended January 2, 2011	$1,914,400	45%
Percentage increase for current 13 weeks	16%
A portion of the increase in absolute dollars of general and administrative expense in the 13-week period ended January 2, 2011 as compared to the 13-week period ended December 27, 2009 was derived from the same timing variance and non-recurring expense discussed above that affected the cost of revenues, namely the timing of the accrued expenses for the ESBP and the non-recurring staff compensation in December 2010. Approximately $50,200 of general and administrative expense would have been recorded in the first quarter of fiscal 2010 had the ESBP contribution decision been made in that period. In addition, approximately $56,400 of general and administrative expense was recorded for non-recurring staff compensation in the first quarter of fiscal 2011, and no comparable expense was incurred in the prior fiscal year period. The increases in general and administrative expenses from these sources in the 13-week period ended January 2, 2011 were offset by reductions in other categories of general and administrative expense, the largest such reduction being an approximate $219,000 decrease compared to the prior fiscal year period in our unallowable general and administrative expense for which we cannot seek reimbursement under most of our government contracts, largely litigation expenses. During the first quarter of fiscal 2010, we were still involved in litigation related to our discontinued Optex subsidiary, but that litigation was subsequently settled and did not produce comparable legal expenses in the first quarter of fiscal 2011. However, in connection with our Institutional Financing in December 2010 and the related management and organizational changes, we incurred $306,500 more stock-based compensation expense in the first quarter of fiscal 2011 than we did in the first quarter of fiscal 2010, which was the largest contributor to the increase in general and administrative expense in the current fiscal year period. Since our total revenues increased in the fiscal 2011 first quarter as compared to the first quarter of fiscal 2010, our general and administrative expense as a percentage of total revenues decreased in the current fiscal period, despite the increase in absolute dollars of general and administrative expense during the same period.

Research and Development Expense. Research and development expense primarily consists of wages and related benefits for our research and development staff, independent contractor consulting fees and subcontractor and vendor expenses directly incurred in support of internally funded research and development projects, plus associated overhead expenses. Research and development expense for the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010 is shown in the following table:

	Research and
	Development	Percentage of
13-Week Comparisons	Expense	Total Revenues
13 weeks ended December 27, 2009	$755,200	24%
Dollar decrease in current comparable 13 weeks	(221,300)

13 weeks ended January 2, 2011	$533,900	12%
Percentage decrease for current 13 weeks	(29%)
The decrease in research and development expense in the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010 is largely related to labor deployment issues in the respective fiscal quarters. We typically use the same technical staff for both internal and customer funded research and development projects, as well as the preparation of technical proposals, so the availability of direct labor in terms of man hours and skill mix has a direct bearing on the amount of internally funded research and development expense we undertake in any given period. Generally, this difference in labor deployment does not reflect any trends, but rather is tied to specific milestones of both funded and internal research projects. Accordingly, both the absolute dollar and percentage decreases in research and development expense in the 13-week period ended January 2, 2011 as compared to the 13-week period ended December 27, 2009 reflect these milestones, rather than a change in priorities related to internally funded research and development.
Interest Expense. Our interest expense for the first 13 weeks of fiscal 2011, compared to the first 13 weeks of fiscal 2010, increased substantially, as shown in the following table:

Interest Expense
13 weeks ended December 27, 2009	$114,900
Dollar increase in current comparable 13 weeks	2,041,400

13 weeks ended January 2, 2011	$2,156,300
Percentage increase for current 13 weeks	1,777%
The increase in interest expense in the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010 was primarily due to the increase in our debt at January 2, 2011 as compared to December 27, 2009, and the corresponding interest and amortization of debt discounts recorded as interest, that resulted from the issuance of our debentures in March 2010, the Looney Note in April 2010, our Bridge Notes in November and December 2010 and our Subordinated Notes in December 2010, all of which debt issuances occurred subsequent to the first quarter of fiscal 2010.

Change in Fair Value of Derivative Liability. We recorded a substantial increase in our change in fair value of derivative liability for the first 13 weeks of fiscal 2011, compared to the first 13 weeks of fiscal 2010, as shown in the following table:

Change in Fair Value of
Derivative Liability
13 weeks ended December 27, 2009	$45,500
Dollar change in current comparable 13 weeks	(6,528,200)

13 weeks ended January 2, 2011	$(6,482,700)
Percentage change for current 13 weeks	14,348%
In the first quarter of fiscal 2010, our only outstanding instruments deemed to be derivatives were certain warrants, and the estimation of the value of those warrants at December 27, 2009 resulted in the recording of a $45,500 reduction in the value of those warrants in the 13 week period ended December 27, 2009. At January 2, 2011, in addition to those warrants, we also had Bridge Notes and Subordinated Notes outstanding, both of which were deemed to contain embedded derivatives. The derivative liabilities of these instruments were required to be valued both at December 23, 2010, when they were deemed to have been established, and again at January 2, 2011. Largely because of the increase in market value of our common stock between these dates, this re-measurement of value resulted in the recording of a $6,482,700 increase in fair value of derivative liability for the 13-week period ended January 2, 2011. Given the price volatility of our common stock, we anticipate that there could be additional substantial change in fair value of derivative liability expense that we will be required to record in future reporting periods, unless and until the Bridge Notes and Subordinated Notes are converted into our common stock pursuant to their terms. In the event of such conversion, which we cannot guarantee, the derivative liability associated with these instruments would be eliminated.
Net Loss Attributable to Irvine Sensors Corporation. Our net loss attributable to Irvine Sensors Corporation increased in the 13-week period ended January 2, 2011, compared to the 13-week period ended December 27, 2009, as shown in the following table:

Net Loss Attributable
13-Week Comparisons	to Company
13 weeks ended December 27, 2009	$(1,716,700)
Dollar change in current comparable 13 weeks	(9,115,500)

13 weeks ended January 2, 2011	$(10,832,200)
Percentage increase for current 13 weeks	531%
The increase in net loss attributable to the Irvine Sensors Corporation in the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010 was substantially attributable to expenses derived from our debt financings subsequent to December 27, 2009, in particular the increased interest expense related to such financings, of which $1,039,800 was non-cash, and the $6,482,700 non-cash change in fair value of derivative liability as a result of derivatives deemed to be embedded in our Bridge Notes and Subordinate Notes, as discussed above. In addition, the expenses in the current period related to the timing of ESBP accruals and non-recurring compensation also contributed to the increase in net loss in the 13-week period ended January 2, 2011 as compared to the 13-weeek period ended December 27, 2009. Since these factors either represent timing or non-recurring factors or do not relate to our basic operations, we do not believe that the increase in net loss in the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010 is indicative of an underlying continuing operational trend.

Liquidity and Capital Resources
Our liquidity in terms of both cash and cash equivalents and reduction of working capital deficit was substantially improved in the first 13 weeks of fiscal 2011, largely as a result of the proceeds realized from our private placements of debt and equity in the current fiscal quarter, as shown in the following table:

	Cash and	Working Capital
	Cash Equivalents	(Deficit)
October 3, 2010	$281,600	$(10,096,400)
Dollar change in the 13 weeks ended January 2, 2011	6,465,300	8,750,800

January 2, 2011	$6,746,900	$(1,345,600)
Percentage change in the 13 weeks ended January 2, 2011	2,296%	87%
The aggregate of our non-cash depreciation and amortization expense, non-cash interest expense, non-cash change in fair value of derivative instruments and non-cash deferred stock-based compensation was $8,130,200 in the 13 weeks ended January 2, 2011. These non-cash operational expenses partially offset the use of cash derived from our net loss and various timing and cash deployment effects, the largest of which were a $1,319,300 increase in accounts receivable and a $1,889,100 decrease in our accounts payable and accrued expenses, resulting in an operational use of cash in the amount of $5,787,800 in the current quarter. These and other uses of cash were offset by $12,655,500 of net proceeds from our Bridge Financing and Institutional Financing in the current period, resulting in the net $6,465,300 increase of cash in the 13-week period ended January 2, 2011. These financing proceeds were also the primary source of improvement in our working capital deficit in the current period.
At January 2, 2011, our funded backlog was approximately $5.5 million. We expect, but cannot guarantee, that a substantial portion of our funded backlog at January 2, 2011 will result in revenue recognized in the next twelve months In addition, our government research and development contracts and product purchase orders typically include unfunded backlog, which is funded when the previously funded amounts have been expended or product delivery schedules are released. As of January 2, 2011, our total backlog, including unfunded portions, was approximately $26.8 million.
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

We have developed an operating plan to manage costs in line with estimated total revenues for the balance of fiscal 2011 and beyond, including contingencies for cost reductions if projected revenues are not fully realized. However, there can be no assurance that anticipated revenues will be realized or that we will successfully implement our plans.
Off-Balance Sheet Arrangements
Our conventional operating leases are either immaterial to our financial statements or do not contain the types of guarantees, retained interests or contingent obligations that would require their disclosures as an “off-balance sheet arrangement” pursuant to Regulation S-K Item 303(a)(4). As of January 2, 2011 and October 3, 2010, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations and Commitments
Debt. At January 2, 2011, we had approximately $15,652,400 of debt, which consisted of (i) unsecured convertible and non-convertible debentures issued in the Debenture Private Placement with an aggregate principal balance of $2,752,200; (ii) the Looney Note, with a principal balance of $2,500,000; (iii) Bridge Notes with an aggregate principal balance of $1,801,400 and (iv) Subordinated Notes with an aggregate principal balance of $8,598,800. Each of these instruments is described more fully below. (See Note 2 of Condensed Notes to Consolidated Financial Statements).
In March 2010, we sold and issued convertible debenture units (the “Units”) with an aggregate principal balance of $2,752,200 in two closings of a private placement (the “Debenture Private Placement”). Each Unit is comprised of (i) one one-year, unsecured convertible debenture with a principal repayment obligation of $5,000 (the “Convertible Debenture”) that is convertible at the election of the holder into shares of our common stock at a conversion price of $0.40 per share (the “Principal Conversion Shares”); (ii) one one-year, unsecured non-convertible debenture with a principal repayment obligation of $5,000 that is not convertible into common stock (the “Non-Convertible Debenture” and, together with the Convertible Debenture, the “Debentures”); and (iii) a five-year warrant to purchase 3,125 shares of our common stock (the “Debenture Investor Warrant”). The conversion price applicable to the Debentures and the exercise price applicable to the Debenture Investor Warrants is $0.40 per share. The Debentures bear simple interest at a rate per annum of 20% of their principal balance. Interest on the Debentures accrues and is payable quarterly in arrears and is convertible at our election into shares of our common stock at a conversion price of $0.40 per share. We elected to pay the first, second and third quarterly interest payments due in June 2010, September 2010 and December 2010, respectively, on the Debentures in the aggregate amount of $414,700 through conversion into 693,600 shares of our common stock. The conversion price of the Debentures is subject to adjustment for stock splits, stock dividends, recapitalizations and the like. We may repay any unpaid and unconverted principal amount of the Debentures in cash prior to maturity at 110% of such principal amount.
The Looney Note issued by the Company in connection with the Looney Settlement Agreement bears simple interest at a rate per annum of 10% of the outstanding principal balance and is secured by substantially all of our assets (the “Collateral”) pursuant to the terms and conditions of a Security Agreement and Intellectual Property Security Agreement with Mr. Looney (the “Security Agreements”), but such security interests are subject to and subordinate to the existing perfected security interests and liens of our senior creditor, Summit. The Looney Note requires the Company to remit graduated monthly installment payments over a 27-month period to Mr. Looney beginning with a payment of $8,000 in May 2010 and ending with a payment of $300,000 in June 2012. All such payments are applied first to unpaid interest and then to outstanding principal. A final payment of the remaining unpaid principal and interest under the Looney Note is due and payable in July 2012. Past due payments will bear simple interest at a rate per annum of 18%. In the event we prepay all amounts owing under the Looney Note by October 9, 2011, the $50,000 cash payment made to Mr. Looney pursuant to the Looney Settlement Agreement will either be returned to us or will be deducted from our final payment due on the Looney Note.

In November and December 2010, we sold $3,000,000 aggregate principal balance of our Bridge Notes, which are unsecured convertible promissory notes, in multiple closings of a private placement. The Bridge Notes bear simple interest at a rate per annum of 10% and have a maturity date of May 31, 2011. Interest on the Bridge Notes accrues and is payable in arrears at maturity. At the discretion of an investor holding a Bridge Note (a “Bridge Note Holder”), any outstanding principal and accrued interest remaining under the Bridge Note at maturity may be converted into shares of our common stock at a conversion price equal to $0.13 per share (the “Conversion Price”), provided, however, that we have a sufficient number of authorized shares of common stock to allow such conversion at such time, and that the investor is an accredited investor at the time of such conversion as such term is defined in Rule 501 under the Securities Act. There is no assurance that a sufficient number of authorized shares of our common stock will be available for conversion of any outstanding principal and accrued interest under the Bridge Notes. We may repay unconverted principal balance and accrued interest of the Bridge Notes in cash prior to maturity in whole or in part at any time without premium or penalty.
Also at the discretion of each Bridge Note Holder, any outstanding principal and accrued interest under a Bridge Note held by said Bridge Note Holder may be converted as a result of the closing of a subsequent private placement of the Company’s securities with gross proceeds of at least $8.0 million (a “Subsequent Financing”) into the securities issued in a Subsequent Financing on the same terms and conditions as the other investors in said Subsequent Financing, provided, however, that the Bridge Note Holder is an “accredited investor” at the time of such conversion as such term is defined in Rule 501 under the Securities Act; and provided, further, that such Bridge Note Holder enters into and executes the same documents, satisfies the same conditions and agrees to be bound by the same terms as all other investors in said Subsequent Financing. We consummated such a Subsequent Financing in December 2010, as described below. In December 2010, Bridge Note Holders of $1,198,600 of principal balance of the Bridge Notes elected to convert said Bridge Notes into the securities issued in the Subsequent Financing, resulting in an aggregate outstanding unpaid principal balance of the Bridge Notes of $1,801,400 at January 2, 2011.
In December 2010, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with two accredited investors, Costa Brava Partnership III L.P. (“Costa Brava”) and The Griffin Fund LP (“Griffin”), pursuant to which we issued and sold to Costa Brava and Griffin 12% Subordinated Secured Convertible Notes due December 23, 2015 (the “Subordinated Notes”) in the aggregate principal amount of $7,774,800, and agreed to issue and sell in a subsequent closing not later than April 30, 2011 (subject to the amendment of our Certificate of Incorporation to increase the our authorized common stock and provided that there has not been a material adverse change in our relationship with Optics 1, Inc.) additional 12% Subordinated Secured Convertible Notes (the “Milestone Notes”) to Costa Brava and Griffin for an aggregate purchase price of $1.2 million (collectively, the “Institutional Financing”). The aggregate principal balance of the Subordinated Notes at January 2, 2011 of $8,598,800 resulted from the elections of certain Bridge Holders to convert their Bridge Notes, pursuant to their terms, into the securities issued in the Institutional Financing.

The Subordinated Notes bear interest at a rate of 12% per annum, due and payable quarterly within 10 business days of the end of each calendar quarter, calculated on the simple interest basis of a 365-day year for the actual number of days elapsed. For the first two years of the term of the Subordinated Notes, we have the option, subject to the satisfaction of certain customary equity conditions, to pay all or a portion of the interest due on each interest payment date in shares of common stock, with the price per share calculated based on the weighted average price of our common stock over the last 20 trading days ending on the second trading day prior to the interest payment date. The foregoing notwithstanding, until (the Looney Note is repaid in full, cash interest on the Subordinated Notes must instead be paid by adding the amount of such interest to the outstanding principal amount of the Subordinated Notes as “PIK” interest. The principal and accrued but unpaid interest under the Subordinated Notes is convertible at the option of the holder, any time after amendment of our Certificate of Incorporation to increase the our authorized common stock, into shares of our common stock at an initial conversion price of $0.07 per share. The conversion price is subject to full ratchet adjustment for certain price dilutive issuances of securities by us and proportional adjustment for events such as stock splits, dividends, combinations and the like. Beginning after the first two years of the term of the Subordinated Notes, we can force the Subordinated Notes to convert to common stock if certain customary equity conditions have been satisfied and the volume weighted average price of our common stock is $0.25 or greater for 30 consecutive trading days.
The Subordinated Notes and the Milestone Notes are and will be secured by substantially all of our assets pursuant to a Security Agreement dated December 23, 2010 between us and Costa Brava as representative of the Subordinated Note holders, but the liens securing the Subordinated Notes and Milestone Notes are and will be subordinate to the liens securing our indebtedness to Summit Financial Resources, L.P. under that certain Financing Agreement dated as of June 16, 2009, and subordinate in right of payment to the Looney Note.
Capital Lease Obligations. We had no outstanding capital lease obligations at January 2, 2011.
Operating Lease Obligations. We have various operating leases covering equipment and facilities located in Costa Mesa, California.
Deferred Compensation. We have a deferred compensation plan, the Executive Salary Continuation Plan (the “ESCP”), for select key employees. Benefits payable under the ESCP are established on the basis of years of service with the Company, age at retirement and base salary, subject to a maximum benefits limitation of $137,000 per year for any individual. The ESCP is an unfunded plan. The recorded liability for future expense under the ESCP is determined based on expected lifetime of participants using Social Security mortality tables and discount rates comparable to that of rates of return on high quality investments providing yields in amount and timing equivalent to expected benefit payments. At the end of each fiscal year, we determine the assumed discount rate to be used to discount the ESCP liability. We considered various sources in making this determination for fiscal 2010, including the Citigroup Pension Liability Index, which at September 30, 2010 was 5.158%. Based on this review, we used a 5.2% discount rate for determining the ESCP liability at October 3, 2010. There are presently two of our retired executives who are receiving benefits aggregating $184,700 per annum under the ESCP. As of January 2, 2011, $1,200,100 has been accrued in the accompanying consolidated balance sheet for the ESCP, of which amount $184,700 is a current liability we expect to pay during the remainder of fiscal 2011 and the first quarter of fiscal 2012.

Stock-Based Compensation
Aggregate stock-based compensation for the 13-week periods ended January 2, 2011 and December 27, 2009 was $334,100 and $26,300, respectively, and was attributable to the following:

	13 Weeks Ended	13 Weeks Ended
	January 2, 2011	December 27, 2009
Cost of revenues	$8,900	$7,600
General and administrative expense	325,200	18,700

	$334,100	$26,300

All transactions in which goods or services are the consideration received for equity instruments issued to non-employees are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of any such equity instrument is the earliest to occur of (i) the date on which the third-party performance is complete, (ii) the date on which it is probable that performance will occur, or (iii) if different, the date on which the compensation has been earned by the non-employee. In the 13-week period ended January 2, 2011, we issued warrants to purchase 2,382,400 shares of our common stock, valued at $190,600, to an investment banking firm for services rendered in our Bridge Private Placement. We have recorded this expense as a debt discount, which is being amortized over the term of the Bridge Notes.
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
For the 13-week period ended January 2, 2011, stock-based compensation included compensation costs attributable to such period for those options that were not fully vested upon adoption of ASC 718, Compensation — Stock Compensation, adjusted for estimated forfeitures. We have estimated forfeitures to be 7%, which reduced stock-based compensation cost by $24,600 in the 13-week period ended January 2, 2011. There were grants of options to purchase 19,500,000 shares of common stock made in the 13-week period ended January 2, 2011.
At January 2, 2011, the total compensation costs related to nonvested option awards not yet recognized was $877,800. The weighted-average remaining vesting period of nonvested options at January 2, 2011 was 1.9 years.

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
(b) Changes to Internal Control over Financial Reporting. We have undertaken, and will continue to undertake, an effort for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. This effort, under the direction of senior management, includes the documentation, testing and review of our internal controls. During the course of these activities, we have identified potential improvements to our internal controls over financial reporting, including some that we have implemented in the first quarter of fiscal 2011, largely the modification or expansion of internal process documentation, and some that we are currently evaluating for possible future implementation. We expect to continue documentation, testing and review of our internal controls on an on-going basis and may identify other control deficiencies, possibly including material weaknesses, and other potential improvements to our internal controls in the future. We cannot guarantee that we will remedy any potential material weaknesses that may be identified in the future, or that we will continue to be able to comply with Section 404 of the Sarbanes-Oxley Act.
Other than as described above, there have not been any other changes that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth under “Litigation” in Note 7 of Condensed Notes to Unaudited Consolidated Financial Statements, included in Part I, Item 1 of this report, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see “Risk Factors” immediately below.

Item 1A.	Risk Factors
A restated description of the risk factors associated with our business is set forth below. This description includes any changes (whether or not material) to, and supersedes, the description of the risk factors associated with our business previously discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 3, 2010.
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
We have significant debt that matures in the near term and the next fiscal year. In this interval, these obligations will place priority demands on our liquidity and additional risks if the repayment and covenant obligations of this debt are not fulfilled. As of the date of this report, we have debentures with an aggregate principal balance of $2,752,200 that mature in March 2011, Bridge Notes with an aggregate principal balance of $1,555,000 that mature May 31, 2011 and a $2,500,000 secured subordinated promissory note payable to Timothy Looney pursuant to settlement of litigation, which has existing and increasing monthly debt service obligations through July 2012. Some of this debt is potentially convertible into common stock, but such conversion is not assured. If we choose to allocate some of the proceeds from our December 2010 Institutional Financing to the retirement or service of this debt, such action will substantially decrease our discretionary liquidity and potentially restrict our prospects to increase our total revenues to levels necessary to achieve self-sustaining cash flow from operations. In such an instance, we may have to seek additional financing, and there can be no guarantee that such financing would be available on a timely basis, on terms that are acceptable or at all. Failure to meet the repayment or other obligations of these debt instruments could result in acceleration of debt maturity, which could materially adversely affect our business, results of operations and financial condition and threaten our financial viability.

Since 2006, we have engaged in multiple financings, which have significantly diluted existing stockholders and will likely result in substantial additional dilution in the future. Assuming conversion of all of our existing convertible securities as presently authorized and exercise in full of all options and warrants outstanding as of January 2, 2011, an additional approximate 50.0 million shares of our common stock would be outstanding, as compared to the approximately 98.5 million shares of our common stock that were issued and outstanding at that date. If our stockholders approved an increase in our authorized shares of common stock from 150,000,000 shares to 500,000,000 shares at our annual meeting of stockholders in March 2011, over 140 million additional shares of our common stock will become issuable pursuant to the conversion of our Subordinated Notes, the conversion of our Bridge Notes and the exercise of the Agent Warrants issued in the Bridge Private Placement. Since the start of fiscal 2008 through the date of this report, we have issued approximately 95.8 million shares of our common stock, largely to fund our operations and retire debt, resulting in significant dilution to our existing stockholders. Any additional equity or convertible debt financings in the future will likely result in further dilution to our stockholders. Existing stockholders also will suffer significant dilution in ownership interests and voting rights and our stock price could decline as a result of potential future application of price anti-dilution features of our Series A-2 Stock and Subordinated Notes, if not waived.
We may need to raise additional capital to fund our operations and service our debt, and if such capital is not available to us on terms that are acceptable to us, on a timely basis or at all, our operations could be seriously curtailed. Largely as a result of the Institutional Financing in December 2010, at January 2, 2011, our working capital deficit had been reduced to $1,345,600, an improvement from our working capital deficit of $10,096,400 at October 3, 2010, but still a deficit, nonetheless. We experienced an operational use of cash in the amount of $5,787,800 in the 13-week period ended January 2, 2011. If we are not able to substantially grow our revenues in the near future, we anticipate that we may require additional capital to meet our working capital needs, fund our operations and meet our debt service obligations. We cannot assure you that any additional capital from financings or other sources will be available on a timely basis, on acceptable terms, or at all, or that the proceeds from any financings will be sufficient to address our near term liquidity requirements. If we are not able to obtain needed additional capital, our business, financial condition and results of operations could be materially and adversely affected, and we may be forced to curtail our operations.
We anticipate that our future capital requirements will depend on many factors, including:
•	our ability to meet our current obligations, including trade payables, payroll and fixed costs;
•	our required service on our debt and settlement obligations, particularly the near-term obligations derived from our Debentures and Bridge Notes;
•	our ability to procure additional contracts, and the timing of our deliverables under our contracts;
•	the timing of payments and reimbursements from government and other contracts;
•	our ability to control costs;
•	our ability to commercialize our technologies and achieve broad market acceptance for such technologies;
•	increased sales and marketing expenses;
•	technological advancements and competitors’ responses to our products;
•	capital improvements to new and existing facilities;
•	our relationships with customers and suppliers; and
•	general economic conditions including the effects of future economic slowdowns, a slump in the semiconductor market, acts of war or terrorism and the current international conflicts.

Our ability to raise additional capital may be limited because, as a company that is quoted on the OTCBB, we are no longer eligible to use Form S-3 to register the resale of securities issued in private financings. Even if available, financings can involve significant costs and expenses, such as legal and accounting fees, diversion of management’s time and efforts, or substantial transaction costs or break-up fees in certain instances. Financings may also involve substantial dilution to existing stockholders, and may cause additional dilution through adjustments to certain of our existing securities under the terms of their antidilution provisions. If adequate funds are not available on acceptable terms, or at all, our business and revenues will be adversely affected and we may be unable to continue our operations at current levels, develop or enhance our products, expand our sales and marketing programs, take advantage of future opportunities or respond to competitive pressures.
Our recent Institutional Financing has created substantial and continuing non-cash accounting charges that will make it difficult for us to achieve net profit and positive net worth while our new debt instruments are outstanding. The Subordinated Notes we issued in the Institutional Financing in December 2010 contain features that are deemed to create a derivative liability under accounting literature. The Bridge Notes, because of their convertibility into the Subordinated Notes, also have an associated derivative liability. At January 2, 2011, our aggregate derivative liability was valued at $13,349,800, largely as a result of these instruments. Because of the price volatility of our common stock, this derivative liability could increase substantially in future reporting periods if the market value of our common stock were to increase beyond the $0.14 per share value of January 2, 2011. Such change in the value of derivative liability would be recorded as an expense in our consolidated statement of operations, making it difficult to achieve net profit. In addition, the aggregate recorded derivative liability has already adversely affected our stockholders’ deficit and any future increases in derivative liability would further adversely affect such stockholders’ deficit, making it more difficult for us to meet criteria for re-listing our common stock on Nasdaq or some other national securities exchange. The effect of these derivative liabilities would ultimately be eliminated if the associated debt instruments were converted to equity pursuant to their terms, but we cannot guarantee such an outcome.
Our recent Institutional Financing has also established substantial control by our new investors over the outcome of stockholder voting and Board decisions. Costa Brava and Griffin, our new institutional investors, collectively control more than 50% of our presently issued and outstanding common stock and have the ability to convert their Subordinated Notes into additional shares of common stock. In addition, they have nominated five of the ten directors that serve on our Board of Directors. Accordingly, Costa Brava and Griffin have significant influence over the outcome of matters that require stockholder votes or actions by our Board of Directors, and the ability of other stockholders to influence such outcomes have been correspondingly diminished.
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

Significant sales of our common stock in the public market will likely cause our stock price to fall. The average trading volume of our shares in December 2010 was approximately 156,900 shares per day, compared to the approximately 98.5 million shares outstanding and the additional approximate 50.0 million shares potentially outstanding on a fully diluted basis at January 2, 2011. Other than volume limitations imposed on our affiliates, many of the issued and issuable shares of our common stock are freely tradable. If the holders of freely tradable shares were to sell a significant amount of our common stock in the public market, the market price of our common stock would likely decline. We have obligations to holders of our Subordinated Notes that could require us to register shares of common stock held by them and shares issuable upon conversion of those instruments for resale on a registration statement. If we raise additional capital in the future through the sale of shares of our common stock or instruments convertible into shares of our common stock to private investors, we may, subject to existing restrictions lapsing or being waived, agree to register these shares for resale on a registration statement as we have done in the past. Upon registration, these additional shares would become freely tradable once sold in the public market, assuming the prospectus delivery and other requirements were met by the sellers, and, if significant in amount, such sales could further adversely affect the market price of our common stock. The sale of a large number of shares of our common stock also might make it more difficult for us to sell equity or equity-related securities in the future at a time and at the prices that we deem appropriate.
Because our operations currently depend on government sales, contracts and subcontracts, we face additional risks related to contracting with the federal government, including federal budget issues and fixed price contracts, that could materially and adversely affect our business. Future political and economic conditions are uncertain and may directly and indirectly affect the quantity and allocation of expenditures by federal agencies. Even the timing of incremental funding commitments to existing, but partially funded, contracts or purchase orders can be affected by these factors. As of the date of this report, the U.S. defense budget for fiscal 2011 has still not been finalized, and the full impact of this delay to our sales is not ascertainable. Cutbacks or re-allocations in the federal budget could have a material adverse impact on our results of operations as long as we sell our products and perform our funded research and development largely for government customers. Obtaining government contracts may also involve long purchase and payment cycles, competitive bidding, qualification requirements, delays or changes in funding, budgetary constraints, political agendas, extensive specification development and price negotiations and milestone requirements. Each government agency also maintains its own rules and regulations with which we must comply and which can vary significantly among agencies. Governmental agencies also often retain some portion of fees payable upon completion of a project and collection of these fees may be delayed for several months or even years, in some instances. In addition, a number of our government contracts are fixed price contracts, which may prevent us from recovering costs incurred in excess of budgeted costs for such contracts. Fixed price contracts require us to estimate the total project cost based on preliminary projections of the project’s requirements. The financial viability of any given project depends in large part on our ability to estimate such costs accurately and complete the project on a timely basis. In the event our actual costs exceed fixed contractual costs of either our research and development contracts or our production orders, we will not be able to recover the excess costs.
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
We have cash payment obligations pursuant to a settlement agreement that, if not satisfied, could put a significant strain on our liquidity. In December 2010, we entered into a Settlement Agreement and Release with FirstMark, pursuant to which we settled a lawsuit between us and FirstMark. Pursuant to this Settlement Agreement and Release, we are obligated to pay FirstMark a total sum of $1,235,000 in eighteen monthly payments commencing January 15, 2011. In the event that we do not make a monthly installment payment within 30 days of the date it is due, FirstMark may enter a Confession of Judgment in the amount of the total settlement less any payment made by us prior to such default. If FirstMark were to enter and seek to enforce such a judgment, our liquidity and financial condition could be adversely affected and it would cause a default under our other debt obligations, possibly threatening our financial viability.
We have historically generated substantial losses, which, if continued, could make it difficult to fund our operations or successfully execute our business plan, and could adversely affect our stock price. Since our inception, we have generated net losses in most of our fiscal periods. Had it not been for the gains from a sale of patent assets, the deconsolidation of Optex due to its bankruptcy and a significant reduction of potential future pension expenses, we would have experienced a substantial net loss in fiscal 2009. We experienced a net loss of approximately $11.2 million in fiscal 2010 and approximately $10.8 million in the first quarter of fiscal 2011. We cannot assure you that we will be able to achieve or sustain profitability in the future. In addition, because we have significant expenses that are fixed or difficult to change rapidly, we generally are unable to reduce expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. We are dependent on support from subcontractors to meet our operating plans and susceptible to losses when such support is delayed. Such factors could cause us to continue to experience net losses in future periods, which will make it difficult to fund our operations and achieve our business plan, and could cause the market price of our common stock to decline.
Our current business depends on a limited number of customers, and if any of these customers terminate or reduce their contracts with us, or if we cannot obtain additional government business in the future, our revenues will decline and our results of operations will be adversely affected. For fiscal 2010, approximately 28%, 20% and 19% of our total revenues were generated from sales and contracts with certain classified U. S. government agencies, the U. S. Army and Optics 1, Inc., a defense contractor, respectively. For the first quarter of fiscal 2011, sales to Optics 1 accounted for 76% of our total revenues. Although we plan to shift our focus to include the commercialization of our technology, we expect to continue to be dependent upon business with federal agencies and their contractors for a substantial portion of our revenues for the foreseeable future. Our dependency on a few customers increases the risks of disruption in our business or significant fluctuations in quarterly revenue, either of which could adversely affect our total revenues and results of operations.

If we are not able to commercialize our technology, we may not be able to increase our revenues or achieve or sustain profitability. Since commencing operations, we have developed technology, principally under government research contracts, for various defense-based applications. However, since our margins on government contracts are generally limited, and our revenues from such contracts are tied to government budget cycles and influenced by numerous political and economic factors beyond our control, and are subject to our ability to win additional contracts, our long-term prospects of realizing significant returns from our technology or achieving and maintaining profitability will likely also require penetration of commercial markets. In prior years, we have made significant investments to commercialize our technologies without significant success. These efforts included the purchase and later shut down of a manufacturing line co-located at an IBM facility, the formation of the Novalog, MSI, Silicon Film, RedHawk and iNetWorks subsidiaries and the development of various stacked-memory products intended for commercial markets in addition to military and aerospace applications. These investments have not resulted in consolidated profitability to date, other than the profit realized in fiscal 2009 largely from the significant gains described above. Furthermore, a majority of our historical total revenues, including the first quarter of fiscal 2011, have been generated from governmental customers.
If we fail to scale our operations adequately, we may be unable to meet competitive challenges or exploit potential market opportunities, and our business could be materially and adversely affected. Our consolidated total revenues in fiscal 2009, fiscal 2010 and the first quarter of fiscal 2011 were $11.5 million, $11.7 million and $4.3 million, respectively. To become and remain profitable, we will need to materially grow our consolidated total revenues or substantially reduce our operating expenses. Such challenges are expected to place a significant strain on our management personnel, infrastructure and resources. To implement our current business and product plans, we will need to expand, train, manage and motivate our workforce, and expand our operational and financial systems, as well as our manufacturing and service capabilities. All of these endeavors will require substantial additional capital and substantial effort by our management. If we are unable to effectively manage changes in our operations, we may be unable to scale our business quickly enough to meet competitive challenges or exploit potential market opportunities, and our current or future business could be materially and adversely affected.
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
Our stock price has been subject to significant volatility. The trading price of our common stock has been subject to wide fluctuations in the past. Since January 2000, our common stock has traded at prices as low as $0.08 per share in September 2010 and December 2010 and as high as $3,750.00 per share in January 2000 (after giving effect to two reverse stock splits subsequent to January 2000). The current market price of our common stock may not increase in the future. As such, you may not be able to resell your shares of common stock at or above the price you paid for them. The market price of the common stock could continue to fluctuate or decline in the future in response to various factors, including, but not limited to:
•	our cash resources and ability to raise additional funding and repay indebtedness;
•	changes in the fair value of derivative instruments expense;
•	reduced trading volume on the OTCBB;
•	quarterly variations in operating results;
•	government budget reallocations or delays in or lack of funding for specific projects;
•	our ability to control costs and improve cash flow;
•	our ability to introduce and commercialize new products and achieve broad market acceptance for our products;
•	announcements of technological innovations or new products by us or our competitors;
•	changes in investor perceptions;
•	economic and political instability, including acts of war, terrorism and continuing international conflicts; and
•	changes in earnings estimates or investment recommendations by securities analysts.
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

We are subject to technological risk from the developments of competitors, and our fiscal 2009 sale of patent assets has removed barriers to competition. We sold most of our then-issued and pending patents in fiscal 2009. Although we retained a worldwide, royalty-free, non-exclusive license to use the patented technology that we sold in our business, the purchaser of our patent assets is entitled to use those patents for any purpose, including possible competition with us. We treat technical data as confidential and generally rely on internal nondisclosure safeguards, including confidentiality agreements with employees, and on laws protecting trade secrets, to protect our proprietary information and maintain barriers to competition. However, we cannot assure you that these measures will adequately protect the confidentiality of our proprietary information or that others will not independently develop products or technology that are equivalent or superior to ours.
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
On February 1, 2011, we issued 221,001 shares of common stock to an accredited institutional investor upon such investor’s cashless exercise in full of warrants to purchase 308,900 shares of common stock at $0.07 per share, based on a value of $0.246 per share.
The above-described sale was determined to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering. The investor represented that it is an accredited investor, as that term is defined in Regulation D, and that it has acquired the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

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

3.4		Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series A-1 10% Cumulative Convertible Preferred Stock (4)

3.5		Certificate of Amendment of Certificate of Incorporation to increase the authorized shares of the Corporation’s common stock and the authorized shares of the Corporation’s Preferred Stock (5)

3.6		Certificate of Amendment of Certificate of Incorporation to reclassify, change, and convert each ten (10) outstanding shares of the Corporation’s common stock into one (1) share of common stock (6)

3.7		Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series A-2 10% Cumulative Convertible Preferred Stock (7)

3.8		Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series B Convertible Preferred Stock (8)

3.9		Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series C Convertible Preferred Stock (9)

10.1		Securities Purchase Agreement dated December 23, 2010 between the Company and Costa Brava and Griffin (10)

10.2		Form of 12% Subordinated Secured Convertible Note issued by the Company to Costa Brava and Griffin on December 23, 2010 (11)

10.3		Security Agreement dated December 23, 2010 between the Company and Costa Brava as representative of the Note holders (12)

10.4		Stockholders Agreement dated December 23, 2010 between the Company and Costa Brava and Griffin (13)

10.5		Voting Agreement dated December 23, 2010 among the Company, the Irvine Sensors Corporation Cash or Deferred & Stock Bonus Plan, Costa Brava and Griffin (14)

10.6		Form of Indemnification Agreement for directors designated by Costa Brava and Griffin (15)

10.7		Settlement Agreement and Release between the Company and FirstMark

10.8	*	Employment Agreement dated December 23, 2010 between the Company and Bill Joll (16)

10.9	*	Non-Incentive Stock Option Agreement between the Company and Bill Joll

10.10	*	Employment Agreement dated December 23, 2010 between the Company and John Carson (17)

10.11	*	Form of Non-Incentive Stock Option Agreement between the Company and John Carson and John Stuart

10.12	*	Employment Agreement dated December 23, 2010 between the Company and John Stuart (18)

10.13	*	2010 Non-Qualified Stock Option Plan (19)

10.14	*	Form of Stock Option Agreement for 2010 Non-Qualified Stock Option Plan

10.15		Form of Subscription Agreement for Bridge Notes (20)

10.16		Form of Bridge Note (21)

10.17		Form of Agent Common Stock Warrant for Bridge Note Financing

10.18		Form of Joinder Agreement (22)

31.1		Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32		Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003.

(2)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on September 21, 2007 and by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 29, 2010.

(3)	Incorporated by reference to Exhibit 3.3 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on April 18, 2008.

(4)	Incorporated by reference to Exhibit 3.4 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on April 18, 2008.

(5)	Incorporated by reference to Exhibit 3.5 to the Registrant’s Current Report on Form 8-K filed on August 27, 2008.

(6)	Incorporated by reference to Exhibit 3.6 to the Registrant’s Current Report on Form 8-K filed on August 27, 2008.

(7)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on March 24, 2009.

(8)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 1, 2009.

(9)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 4, 2010.

(10)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 29, 2010.

(11)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 29, 2010.

(12)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 29, 2010.

(13)	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on December 29, 2010.

(14)	Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on December 29, 2010.

(15)	Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on December 29, 2010.

(16)	Incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on December 29, 2010.

(17)	Incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on December 29, 2010.

(18)	Incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed on December 29, 2010.

(19)	Incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed on December 29, 2010.

(20)	Incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed on December 29, 2010.

(21)	Incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed on December 29, 2010.

(22)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 6, 2011.

*	Denotes management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Irvine Sensors Corporation (Registrant)
Date: February 16, 2011	By:	/s/ John J. Stuart, Jr.
John J. Stuart, Jr.
Chief Financial Officer (Principal Financial and Chief Accounting Officer)

Exhibit Index

3.1		Certificate of Incorporation of the Company, as amended (1)

3.2		By-laws, as amended and currently in effect (2)

3.3
Certificate of Elimination of the Series B Convertible Cumulative Preferred Stock, Series C Convertible Cumulative Preferred Stock, Series D Convertible Preferred Stock and Series E Convertible Preferred Stock (3)

3.4		Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series A-1 10% Cumulative Convertible Preferred Stock (4)

3.5		Certificate of Amendment of Certificate of Incorporation to increase the authorized shares of the Corporation’s common stock and the authorized shares of the Corporation’s Preferred Stock (5)

3.6		Certificate of Amendment of Certificate of Incorporation to reclassify, change, and convert each ten (10) outstanding shares of the Corporation’s common stock into one (1) share of common stock (6)

3.7		Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series A-2 10% Cumulative Convertible Preferred Stock (7)

3.8		Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series B Convertible Preferred Stock (8)

3.9		Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series C Convertible Preferred Stock (9)

10.1		Securities Purchase Agreement dated December 23, 2010 between the Company and Costa Brava and Griffin (10)

10.2		Form of 12% Subordinated Secured Convertible Note issued by the Company to Costa Brava and Griffin on December 23, 2010 (11)

10.3		Security Agreement dated December 23, 2010 between the Company and Costa Brava as representative of the Note holders (12)

10.4		Stockholders Agreement dated December 23, 2010 between the Company and Costa Brava and Griffin (13)

10.5		Voting Agreement dated December 23, 2010 among the Company, the Irvine Sensors Corporation Cash or Deferred & Stock Bonus Plan, Costa Brava and Griffin (14)

10.6		Form of Indemnification Agreement for directors designated by Costa Brava and Griffin (15)

10.7		Settlement Agreement and Release between the Company and FirstMark

10.8	*	Employment Agreement dated December 23, 2010 between the Company and Bill Joll (16)

10.9	*	Non-Incentive Stock Option Agreement between the Company and Bill Joll

10.10	*	Employment Agreement dated December 23, 2010 between the Company and John Carson (17)

10.11	*	Form of Non-Incentive Stock Option Agreement between the Company and John Carson and John Stuart

10.12	*	Employment Agreement dated December 23, 2010 between the Company and John Stuart (18)

10.13	*	2010 Non-Qualified Stock Option Plan (19)

10.14	*	Form of Stock Option Agreement for 2010 Non-Qualified Stock Option Plan

10.15		Form of Subscription Agreement for Bridge Notes (20)

10.16		Form of Bridge Note (21)

10.17		Form of Agent Common Stock Warrant for Bridge Note Financing.

10.18		Form of Joinder Agreement (22)

31.1		Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32		Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003.

(2)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on September 21, 2007 and by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 29, 2010.

(3)	Incorporated by reference to Exhibit 3.3 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on April 18, 2008.

(4)	Incorporated by reference to Exhibit 3.4 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on April 18, 2008.

(5)	Incorporated by reference to Exhibit 3.5 to the Registrant’s Current Report on Form 8-K filed on August 27, 2008.

(6)	Incorporated by reference to Exhibit 3.6 to the Registrant’s Current Report on Form 8-K filed on August 27, 2008.

(7)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on March 24, 2009.

(8)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 1, 2009.

(9)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 4, 2010.

(10)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 29, 2010.

(11)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 29, 2010.

(12)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 29, 2010.

(13)	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on December 29, 2010.

(14)	Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on December 29, 2010.

(15)	Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on December 29, 2010.

(16)	Incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on December 29, 2010.

(17)	Incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on December 29, 2010.

(18)	Incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed on December 29, 2010.

(19)	Incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed on December 29, 2010.

(20)	Incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed on December 29, 2010.

(21)	Incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed on December 29, 2010.

(22)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 6, 2011.

*	Denotes management contract or compensatory plan or arrangement