Form 10-Q
period 2011-07-03
IRVINE SENSORS CORP/DE/
filed 2011-08-18
CIK 357108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 11, 2011, there were 113,542,472 shares of common stock outstanding.

IRVINE SENSORS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL PERIOD ENDED JULY 3, 2011

PAGE

PART I FINANCIAL INFORMATION

Item 1. Financial Statements	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3. Quantitative and Qualitative Disclosures About Market Risk	40

Item 4. Controls and Procedures	40

PART II OTHER INFORMATION

Item 1. Legal Proceedings	41

Item 1A. Risk Factors	41

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 3. Defaults Upon Senior Securities	50

Item 4. (Removed and Reserved)	50

Item 5. Other Information	50

Item 6. Exhibits	50

Signatures	53

Exhibit 31.1
Exhibit 31.2
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
IRVINE SENSORS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 3, 2011
	(Unaudited)	October 3, 2010
Assets
Current assets:
Cash and cash equivalents	$2,983,900	$281,600
Accounts receivable, net of allowance for doubtful accounts of $13,600 and $15,000, respectively	1,170,800	382,100
Proceeds receivable, subordinated secured convertible promissory notes financing	2,000,000	—
Unbilled revenues on uncompleted contracts	609,800	630,300
Inventory, net	1,179,400	1,715,800
Prepaid expenses and other current assets	192,100	182,300

Total current assets	8,136,000	3,192,100
Property and equipment, net (including construction in process of $716,100 and $35,000, respectively)	2,735,700	2,730,000
Intangible assets, net	10,900	12,400
Deferred financing costs	1,101,100	302,900
Deposits	184,000	87,400

Total assets	$12,167,700	$6,324,800

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$891,700	$4,724,100
Accrued expenses	1,406,400	4,097,700
Accrued estimated loss on contracts	—	29,000
Advance billings on uncompleted contracts	387,800	321,800
Advances against accounts receivable	—	99,700
Deferred revenue	690,300	1,515,400
Restructured debt, net of debt discounts	—	163,100
Secured promissory note, current portion	1,878,300	402,500
Debentures, net of debt discounts	—	1,935,200
Settlement agreements obligations, current portion	827,200	—
Capital lease obligations, current portion	13,400	—

Total current liabilities	6,095,100	13,288,500
Secured promissory note, less current portion	460,800	2,097,500
Senior subordinated secured promissory notes	4,133,900	—
Subordinated secured convertible promissory notes, net of discounts	3,986,500	—
Settlement agreement obligations, less current portion	21,500	—
Derivative liability	13,745,000	4,000
Executive Salary Continuation Plan liability	968,000	1,030,700
Capital lease obligations, less current portion	83,700	—

Total liabilities	29,494,500	16,420,700

Commitments and contingencies (Note 7)
Stockholders’ deficit:
Convertible preferred stock, $0.01 par value, 1,000,000 and 1,000,000 shares authorized, respectively;	—	500
Series A-2 — 0 and 8,300 shares issued and outstanding, respectively (1); liquidation preference of $0 and $333,300, respectively;
Series B — 1,800 and 1,900 shares issued and outstanding, respectively (1); liquidation preference of $1,785,600 and $1,892,700, respectively
Series C — 0 and 37,500 shares issued and outstanding, respectively (1); liquidation preference of $0 and $1,125,000, respectively
Common stock, $0.01 par value, 500,000,000 and 150,000,000 shares authorized, respectively; 113,542,500 and 33,535,400 shares issued and outstanding, respectively (1)	1,135,400	335,400
Prepaid stock-based compensation	(114,200)	—
Common stock held by Rabbi Trust	(1,020,700)	(1,169,600)
Deferred compensation liability	1,020,700	1,169,600
Paid-in capital	171,006,200	165,039,200
Accumulated deficit	(189,678,600)	(175,795,400)

Irvine Sensors Corporation stockholders’ deficit	(17,651,200)	(10,420,300)
Noncontrolling interest	324,400	324,400

Total stockholders’ deficit	(17,326,800)	(10,095,900)

Total liabilities and stockholders’ deficit	$12,167,700	$6,324,800

(1)	The numbers of shares of preferred stock and common stock issued and outstanding have been rounded to the nearest one hundred (100).
See Accompanying Notes to Condensed Consolidated Financial Statements.

IRVINE SENSORS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	July 3,	June 27,	July 3,	June 27,
	2011	2010	2011	2010
Total revenues	$2,974,200	$3,576,100	$10,645,500	$9,507,700
Cost and expenses
Cost of revenues	2,360,100	2,900,800	9,484,500	7,513,000
General and administrative expense	1,951,800	1,565,100	6,009,700	4,693,100
Research and development expense	809,200	655,200	2,047,300	2,011,400

Total costs and expenses	5,121,100	5,121,100	17,541,500	14,217,500
Gain on sale or disposal of assets	—	100	—	12,600

Loss from operations	(2,146,900)	(1,544,900)	(6,896,000)	(4,697,200)
Interest expense	(1,054,200)	(636,500)	(6,236,800)	(882,600)
Provision for litigation judgment	—	—	—	(20,200)
Litigation settlement expense	—	(450,000)	—	(2,270,700)
Change in fair value of derivative liability	7,697,800	7,000	(742,700)	67,000
Other income (expense)	6,200	(1,000)	(4,400)	(1,300)

Income (loss) from operations before provision for income taxes	4,502,900	(2,625,400)	(13,879,900)	(7,805,000)
Benefit (provision) for income taxes	(3,300)	—	(3,300)	43,300

Net income (loss)	4,499,600	(2,625,400)	(13,883,200)	(7,761,700)
Less net income (loss) attributable to noncontrolling interests in subsidiary	—	—	—	—

Net income (loss) attributable to Irvine Sensors Corporation	$4,499,600	$(2,625,400)	$(13,883,200)	$(7,761,700)

Basic net income (loss) attributable to Irvine Sensors Corporation per common share	$0.04	$(0.15)	$(0.17)	$(0.66)

Weighted average number of common shares outstanding, basic	107,504,800	17,302,800	83,105,800	13,932,100

Diluted net income (loss) attributable to Irvine Sensors Corporation per common share	$0.02	$(0.15)	$(0.17)	$(0.66)

Weighted average number of common shares and common share equivalents outstanding, diluted	260,723,100	17,302,800	83,105,800	13,932,100

See Accompanying Notes to Condensed Consolidated Financial Statements.

IRVINE SENSORS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

									Common
	Series A-1 and A-2		Series B		Series C				Stock
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Warrants	Prepaid				Total
	Shares Issued (1)		Shares Issued (1)		Shares Issued (1)		Shares Issued (1)		Issued (1)	Stock-Based		Accumulated	Noncontrolling	Stockholders’
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Compensation	Paid-in Capital	Deficit	Interest	Deficit
Balance at September 27, 2009	124,900	$1,200	—	$—	—	$—	9,694,500	$96,900	1,461,300	$—	$162,497,700	$(167,299,100)	$324,400	$(4,378,900)
Cumulative-effect adjustment of adopting ASC 815-40	—	—	—	—	—	—	—	—	—	—	(4,230,000)	4,130,500	—	(99,500)
Common stock issued to employee retirement plan	—	—	—	—	—	—	2,673,800	26,700	—	(750,000)	723,300	—	—	—
Sale of preferred stock, net of financing costs and value assigned to warrants issued to investors	—	—	3,500	—	—	—	—	—	—	—	1,307,900	—	—	1,307,900
Issuance of preferred stock as litigation settlement expense	—	—	—	—	37,500	400	—	—	—	—	1,124,600	—	—	1,125,000
Issuance of warrants as litigation settlement expense	—	—	—	—	—	—	—	—	1,000,000	—	150,000	—	—	150,000
Common stock warrants issued to preferred stock investors	—	—	—	—	—	—	—	—	2,094,000	—	424,000	—	—	424,000
Sale of common stock units, net of issuance costs	—	—	—	—	—	—	3,469,500	34,700	693,900	—	437,000	—	—	471,700
Sale of common stock	—	—	—	—	—	—	138,500	1,400	—	—	16,600	—	—	18,000
Common stock issued to pay interest	—	—	—	—	—	—	693,600	6,900	—	—	270,500	—	—	277,400
Common stock options exercised	—	—	—	—	—	—	10,000	100	—	—	1,500	—	—	1,600
Deemed dividend of beneficial conversion feature of preferred stock issuance	—	—	—	—	—	—	—	—	—	—	1,471,000	(1,471,000)	—	—
Common stock issued upon conversion of preferred stock	(116,600)	(1,100)	(1,600)	—	—	—	16,851,000	168,500	—	—	(167,400)	—	—	—
Stock-based compensation expense — vested stock	—	—	—	—	—	—	1,800	200	—	—	600	—	—	800
Beneficial conversion feature of debentures	—	—	—	—	—	—	—	—	—	—	102,200	—	—	102,200
Common stock warrants issued to debenture investors	—	—	—	—	—	—	—	—	860,000	—	163,500	—	—	163,500
Common stock warrants issued to investment banking firm	—	—	—	—	—	—	—	—	2,695,100	—	643,800	—	—	643,800
Additional shares of common stock issuable pursuant to application of warrant anti-dilution provisions	—	—	—	—	—	—	—	—	715,500	—	—	—	—	—
Common stock warrants expired	—	—	—	—	—	—	—	—	(1,477,500)	—	—	—	—	—
Issuance of nonvested stock, net	—	—	—	—	—	—	2,700	—	—	—	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	—	—	—	65,100	—	—	65,100
Amortization of employee retirement plan contributions	—	—	—	—	—	—	—	—	—	750,000	—	—	—	750,000
Stock-based compensation expense — options	—	—	—	—	—	—	—	—	—	—	37,300	—	—	37,300
Net loss	—	—	—	—	—	—	—	—	—	—	—	(11,155,800)	—	(11,155,800)

Balance at October 3, 2010	8,300	100	1,900	—	37,500	400	33,535,400	335,400	8,042,300	—	165,039,200	(175,795,400)	324,400	(10,095,900)
Common stock issued to employee retirement plan	—	—	—	—	—	—	6,666,700	66,700	—	(800,000)	733,300	—	—	—
Common stock issued upon conversion of preferred stock	(8,300)	(100)	(100)	—	(37,500)	(400)	7,518,400	75,200	—	—	(74,700)	—	—	—
Issuance of common stock as debt discount	—	—	—	—	—	—	5,758,100	57,600	—	—	692,400	—	—	750,000
Sale of common stock, net of issuance costs	—	—	—	—	—	—	51,788,600	517,900	—	—	2,789,300	—	—	3,307,200
Issuance of nonvested stock, net	—	—	—	—	—	—	4,600	—	—	—	—	—	—	—
Common stock warrants issued to investment banking firm	—	—	—	—	—	—	—	—	2,382,400	—	190,600	—	—	190,600
Common stock issued pursuant to cashless warrant exercise	—	—	—	—	—	—	221,000	2,200	(308,900)	—	30,900	—	—	33,100
Stock-based compensation expense — vested stock	—	—	—	—	—	—	177,300	1,800	—	—	20,700	—	—	22,500
Common stock issued to pay interest	—	—	—	—	—	—	682,300	6,700	—	—	266,100	—	—	272,800
Common stock options exercised	—	—	—	—	—	—	20,000	200	—	—	3,000	—	—	3,200
Common stock issued upon conversion of debt	—	—	—	—	—	—	7,170,100	71,700	—	—	430,200	—	—	501,900
Elimination of derivative liability from conversion of debt to common stock	—	—	—	—	—	—	—	—	—	—	69,100	—	—	69,100
Stock-based compensation expense — options	—	—	—	—	—	—	—	—	—	—	809,100	—	—	809,100
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	—	—	—	7,000	—	—	7,000
Amortization of employee retirement plan contributions	—	—	—	—	—	—	—	—	—	685,800	—	—	—	685,800
Net loss	—	—	—	—	—	—	—	—	—	—	—	(13,883,200)	—	(13,883,200)

Balance at July 3, 2011 (Unaudited)	—	$—	1,800	$—	—	$—	113,542,500	$1,135,400	10,115,800	$(114,200)	$171,006,200	$(189,678,600)	$324,400	$(17,326,800)

(1)	Amounts of preferred stock, common stock and warrants issued have been rounded to nearest one hundred (100). Warrant amounts are number of shares of common stock issuable pursuant thereto.
See Accompanying Notes to Condensed Consolidated Financial Statements.

IRVINE SENSORS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 Weeks Ended
	July 3, 2011	June 27, 2010
Cash flows from operating activities:
Net loss	$(13,883,200)	$(7,761,700)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	822,600	1,002,900
Provision for allowance for inventory valuation	212,100	148,900
Non-cash interest expense	3,937,400	343,900
Non-cash employee retirement plan contributions	685,800	403,000
Gain on sales of assets	—	(12,600)
Non-cash litigation settlement	—	2,270,700
Change in fair value of derivative liability	742,800	(67,000)
Non-cash stock-based compensation	838,600	60,900
Increase in accounts receivable	(788,700)	(333,800)
Decrease in unbilled revenues on uncompleted contracts	20,500	174,400
(Increase) decrease in inventory	324,300	(532,700)
Increase in prepaid expenses and other current assets	(9,800)	(53,000)
Increase in deposits	(96,600)	(49,900)
Increase (decrease) in accounts payable and accrued expenses	(3,507,700)	2,084,400
Increase (decrease) in accrued estimated loss on contracts	(29,000)	15,000
Decrease in Executive Salary Continuation Plan liability	(62,700)	(182,600)
Increase in advance billings on uncompleted contracts	66,000	51,400
Decrease in deferred revenue	(825,100)	(24,600)

Total adjustments	2,330,500	5,299,300

Net cash used in operating activities	(11,552,700)	(2,462,400)

Cash flows from investing activities:
Property and equipment expenditures	(673,200)	(781,800)
Gross proceeds from sales of fixed assets	—	12,500
Transfer of fixed asset from contract expense	—	(28,000)

Net cash used in investing activities	(673,200)	(797,300)

Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	3,307,200	303,300
Proceeds from sale of preferred stock	—	2,049,500
Proceeds from sale of debenture units	—	1,651,300
Proceeds from senior subordinated secured promissory notes	4,000,000	—
Proceeds from subordinated secured convertible promissory notes	11,224,800	—
Proceeds from unsecured convertible promissory notes	3,000,000	—
Proceeds from options exercised	3,200	—
Debt issuance costs paid	(1,548,200)	(297,700)
Decrease in advances against accounts receivable	(99,700)	(381,000)
Principal payments of notes payable and settlement agreements	(4,958,800)	(25,300)
Principal payments of capital leases	(300)	(11,200)

Net cash provided by financing activities	14,928,200	3,288,900

Net increase in cash and cash equivalents	2,702,300	29,200
Cash and cash equivalents at beginning of period	281,600	125,700

Cash and cash equivalents at end of period	$2,983,900	$154,900

Non-cash investing and financing activities:
Non-cash conversion of preferred stock to common stock	$1,565,400	$4,292,200
Issuance of warrants recorded as deferred financing costs	$—	$643,800
Property and equipment acquired for note payable	$56,200	—
Equipment financed with capital leases	$97,400	—
Conversion of notes and accrued interest to common stock	$463,900	$138,800
Common stock issued to pay accrued interest	$272,800	—
Accrued expenses settled with settlement agreement obligations	$1,235,000	—
Issuance of common stock as deferred financing	$750,000	—
Warrants issued to investment banking firm	$190,600	—
Note payable collected subsequent to July 3, 2011	$2,000,000	—
Cashless warrant exercise	$33,100	—

Supplemental cash flow information:
Cash paid for interest	$408,600	$305,800
Cash paid for income taxes	$3,200	$7,700
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
The consolidated financial information for the 13-week and 39-week periods ended July 3, 2011 and June 27, 2010 included herein is unaudited but includes all normal recurring adjustments which, in the opinion of management of the Company, are necessary to present fairly the consolidated financial position of the Company at July 3, 2011, and the results of its operations and its cash flows for the 13-week and 39-week periods ended July 3, 2011 and June 27, 2010.
None of the Company’s subsidiaries accounted for more than 10% of the Company’s total assets at July 3, 2011 and October 3, 2010 or had separate employees or facilities at such dates.
The condensed consolidated financial information as of October 3, 2010 included herein has been derived from the Company’s audited consolidated financial statements as of, and for the year ended, October 3, 2010.
Description of Business
The Company is a technology company engaged in the design, development, manufacture and sale of security products, software, vision systems and miniaturized electronic products and higher level systems incorporating such products for defense, information technology and physical security for government and commercial applications. The Company also performs customer-funded contract research and development related to these systems and products, mostly for U.S. government customers or prime contractors. Most of the Company’s historical business relates to application of its technologies for stacking either packaged or unpackaged semiconductors into more compact three-dimensional forms, which the Company believes offer volume, power, weight and operational advantages over competing packaging approaches, and which the Company believes allows it to offer higher-level products with unique operational features. The Company has introduced certain higher-level products in the fields of thermal imaging cores and high speed processing for information security that take advantage of the Company’s packaging technologies. The Company is currently placing particular emphasis on the development of cyber-security products, such as high-speed processing boards and subsystems, intended for commercial and governmental applications and, in April 2011, opened and commenced staffing a new office in Texas for such activity.

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
Fiscal Periods. The Company’s fiscal year ends on the Sunday nearest September 30. Fiscal 2010 ended on October 3, 2010 and included 53 weeks. The fiscal year ending October 2, 2011 (“fiscal 2011”) will include 52 weeks. The Company’s first three quarters of fiscal 2011 was the 39-week period ended July 3, 2011.
Reportable Segments and Reclassifications. In the 39-week period ended July 3, 2011, the Company restructured, in conjunction with a financing, to focus its operations on development and sale of products derived from its technology. As a result, the Company is presently managing its operations as a single business segment and has presented its consolidated statements of operations for the 13-week and 39-week periods ended July 3, 2011 accordingly. The consolidated statements of operations for the 13-week and 39-week periods ended June 27, 2010 have been reclassified to conform to the current period presentation. Comparable reclassification of the remaining fiscal 2010 periods may occur as future periods of fiscal 2011 are presented. The Company is continuing to evaluate the current and potential business derived from sales of its products and, in the future, may present its consolidated statement of operations in more than one segment if the Company segregates the management of various product lines in response to business and market conditions. In addition, to facilitate comparison to the significant derivative liability recorded in the 13-week and 39-week periods ended July 3, 2011, the derivative liability at October 3, 2010 has been reclassified and presented separately in the Consolidated Balance Sheets included in this report, as opposed to being included in accrued expenses as presented in the Company’s Form 10-K for fiscal 2010.
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

Derivatives. A derivative is an instrument whose value is “derived” from an underlying instrument or index such as a future, forward, swap, option contract, or other financial instrument with similar characteristics, including certain derivative instruments embedded in other contracts (“embedded derivatives”) and for hedging activities. As a matter of policy, the Company does not invest in separable financial derivatives or engage in hedging transactions. However, the Company has entered into complex financing transactions, including the convertible debt transactions entered into in the 39-week period ended July 3, 2011, that involve financial instruments containing certain features that have resulted in the instruments being deemed derivatives or containing embedded derivatives. The Company may engage in other similar complex debt transactions in the future, but not with the intention to enter into derivative instruments. Derivatives and embedded derivatives, if applicable, are measured at fair value using the binomial lattice pricing model and marked to market through earnings. However, such new and/or complex instruments may have immature or limited markets. As a result, the pricing models used for valuation of derivatives often incorporate significant estimates and assumptions, which may impact the level of precision in the financial statements. Furthermore, depending on the terms of a derivative or embedded derivative, the valuation of derivatives may be removed from the financial statements upon conversion of the underlying instrument into some other security.
Recently Issued Accounting Pronouncements. In June 2008, the Financial Accounting Standards Board (“FASB”) ratified guidance issued by the Emerging Issue Task Force (“EITF”) as codified in Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity (previously EITF Issue No. 07-05, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock). ASC 815-40 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. ASC 815-40 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the ASC 815-10 scope exception. ASC 815-40 is effective for fiscal years beginning after December 15, 2008, which for the Company was fiscal 2010, and early adoption was not permitted. On the first day of fiscal 2010, pursuant to ASC 815-40, the Company was required to reclassify certain warrants from equity to liabilities, resulting in a cumulative effect adjustment to reduce paid-in capital for the original allocated value recorded for the these affected warrants and a corresponding reduction in accumulated deficit and recording of the fair market value of the associated warrant derivative liability, which was then subsequently re-measured and adjusted to report the change in fair value at the end of each subsequent fiscal quarter, including the 13-week period ended July 3, 2011. In addition, as noted above, the Company entered into a transaction on December 23, 2010 that, pursuant to ASC 815-40, required the Company to estimate the fair market value of features deemed to be embedded derivatives in convertible debt instruments issued in or related to this transaction and to again re-measure this derivative liability at July 3, 2011. As a result of this issuance and the pre-existing warrant derivative, the Company’s aggregate derivative liability was valued at $13,745,000 at July 3, 2011, of which $(742,700) was a change in derivative liability, largely as a result of a change in the market value of the Company’s common stock between December 23, 2010 and July 3, 2011.
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
Subsequent Events. Management has evaluated events subsequent to July 3, 2011 through the date the accompanying condensed consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events that may require adjustment of and/or disclosure in such financial statements.
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
Debentures, Net of Debt Discounts
In March 2010, the Company sold and issued to 55 accredited investors (the “Debenture Investors”) an aggregate of 275.22 convertible debenture units (the “Debenture Units”) at a purchase price of $6,000 per Debenture Unit (the “Debenture Unit Price”) in two closings of a private placement (the “Debenture Private Placement”). The $1,651,300 aggregate purchase price for these Debenture Units was paid in cash to the Company.
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
The Debentures bore simple interest at a rate of 20% per annum. Interest on the Debentures accrued and was payable quarterly in arrears and was convertible at the election of the Company into shares of common stock at a conversion price of $0.40 per share. In the 13-week and 39-week periods ended July 3, 2011, interest on the Debentures in the amount of $0 and $272,800, respectively, was converted into 0 and 682,300 shares of common stock, respectively. (See Note 3). In March 2011, the Company paid the principal balance of the Debentures in full.

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
Aggregate gross proceeds of $1,651,300 received by the Company in connection with the Debenture Private Placement was comprised of the aggregate principal balance of $2,752,200 of the Debentures, net of a corresponding original issue discount of $1,100,900 and was allocated to the individual components comprising the Debenture Unit on a relative fair value basis. This resulted in approximately $163,500 allocated to the five-year investor warrants and approximately $1,487,800 allocated to the Debentures. In addition, because the effective conversion price of the Convertible Debentures was below the current trading price of the Company’s common shares at the date of issuance, the Company recorded a BCF of approximately $102,200. The values of the warrants and the BCF have been recorded as additional paid in capital in the accompanying consolidated financial statements.
Secured Promissory Note
The Secured Promissory Note issued to Timothy Looney in April 2010 by the Company in the principal amount of $2,500,000 (the “Looney Note”) as a result of the Settlement Agreement with Mr. Looney (the “Looney Settlement Agreement”) bears simple interest at a rate per annum of 10% of the outstanding principal balance and is secured by substantially all of the assets of the Company (the “Collateral”) pursuant to the terms and conditions of a Security Agreement and Intellectual Property Security Agreement related thereto (the “Security Agreements”), but such security interests are subject to and subordinate to the existing perfected security interests and liens of the Company’s senior creditor, Summit Financial Resources, L.P. (“Summit”). The Looney Note requires the Company to remit graduated monthly installment payments over a 27-month period to Mr. Looney beginning with a payment of $8,000 in May 2010 and ending with a payment of $300,000 in June 2012. All graduated payments are applied first to unpaid interest and then to outstanding principal. Scheduled payments through April 2011 applied only to interest. A final payment of the remaining unpaid principal and interest under the Looney Note is due and payable in July 2012. Past due payments will bear simple interest at a rate per annum of 18%. As of July 3, 2011, the principal balance due under the Looney Note was $2,339,100. In the event the Company prepays all amounts owing under the Looney Note within eighteen months after April 9, 2010, the $50,000 cash payment made to Mr. Looney pursuant to the Looney Settlement Agreement will either be returned to the Company or deducted from the final payment due on the Looney Note. The $50,000 cash payment is recorded as a prepaid charge on the consolidated balance sheets as of October 3, 2010 and July 3, 2011.
Debt Issued in Fiscal 2011
During the 39-week period ended July 3, 2011, the Company issued the following debt instruments:

Principal balance at issuance date

Unsecured Convertible Promissory Notes	$3,000,000
Senior Subordinated Secured Promissory Notes	$4,000,000
Subordinated Secured Convertible Promissory Notes, exclusive of conversions of Unsecured Convertible Promissory Notes	$13,224,800

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
The Bridge Notes bore simple interest at a rate per annum of 10% and had a maturity date of May 31, 2011. Interest on the Notes accrued and was payable in arrears at maturity. Pursuant to the terms of the Bridge Notes, at the discretion of an investor holding a Bridge Note (a “Bridge Note Holder”), any outstanding principal and accrued interest remaining under the Bridge Note at maturity was convertible into shares of the Company’s common stock at a conversion price equal to $0.13 per share (the “Conversion Price”), provided, however, that the Company had a sufficient number of authorized shares of common stock to allow such conversion at such time, and that the investor was an accredited investor at the time of such conversion as such term is defined in Rule 501 under the Securities Act of 1933, as amended (the “Securities Act”). Unpaid and unconverted principal balance and accrued interest of the Bridge Notes was repayable in cash prior to maturity in whole or in part at any time without premium or penalty.
Also pursuant to the terms of the Bridge Notes, at the discretion of each Bridge Note Holder, any outstanding principal and accrued interest under a Bridge Note held by said Bridge Note Holder was convertible as a result of the closing of a subsequent private placement of the Company’s securities with gross proceeds of at least $8.0 million (a “Subsequent Financing”) into the securities issued in a Subsequent Financing on the same terms and conditions as the other investors in said Subsequent Financing, provided, however, that the Bridge Note Holder was an “accredited investor” at the time of such conversion as such term is defined in Rule 501 under the Securities Act; and provided, further, that such Bridge Note Holder entered into and executed the same documents, satisfied the same conditions and agreed to be bound by the same terms as all other investors in said Subsequent Financing. The Company consummated such a Subsequent Financing in December 2010 and, as described below, certain of the Bridge Note Holders elected to convert their Bridge Notes, in accordance with the terms thereof, into the securities issued in the Subsequent Financing. Bridge Notes that were not converted pursuant to their terms were repaid in full upon their maturity on May 31, 2011.
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
Senior Subordinated Secured Promissory Notes
In March 2011, the Company issued and sold to two accredited investors, Costa Brava Partnership III L.P. (“Costa Brava”) and The Griffin Fund LP (“Griffin”) 12% Senior Subordinated Secured Promissory Notes due March 2013 (the “Senior Subordinated Notes”) in the aggregate principal amount of $4,000,000. In July 2011, the Senior Subordinated Notes were amended to permit the holders to demand repayment any time on or after July 16, 2012, in partial consideration for permitting the issuance of additional Subordinated Secured Convertible Promissory Notes as discussed below.
The Senior Subordinated Notes bear interest at a rate of 12% per annum, due and payable quarterly in cash within 10 business days of the end of each calendar quarter, calculated on the simple interest basis of a 365-day year for the actual number of days elapsed. The foregoing notwithstanding, until the Looney Note is repaid in full, cash interest on the Senior Subordinated Notes must instead be paid by adding the amount of such interest to the outstanding principal amount of the Senior Subordinated Notes as “PIK” interest. As a result of the addition of such interest, the outstanding principal amount of the Senior Subordinated Notes at July 3, 2011 was $4,133,900.
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

Subordinated Secured Convertible Promissory Notes
In December 2010, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Costa Brava and Griffin, pursuant to which the Company issued and sold to Costa Brava and Griffin 12% Subordinated Secured Convertible Notes due December 23, 2015 (the “Subordinated Notes”) in the aggregate principal amount of $7,774,800 and an aggregate of 51,788,571 shares of common stock of the Company for $3,625,200, or $0.07 per share, and agreed to issue and sell in a subsequent closing not later than April 30, 2011 (subject to the amendment of the Company’s Certificate of Incorporation to increase the Company’s authorized common stock and provided that there had not been a material adverse change in the Company’s relationship with Optics 1, Inc.) additional Subordinated Notes (the “Milestone Notes”) to Costa Brava and Griffin for an aggregate purchase price of $1.2 million (collectively, the “Institutional Financing”). The Milestone Notes were issued in March 2011. On July 1, 2011, the Company sold additional Subordinated Notes to four accredited investors, including Costa Brava and Griffin, in the aggregate principal amount of $4,250,000, of which $2,000,000 was received subsequent to July 3, 2011. Subsequent to July 3, 2011, the Company sold an additional Subordinated Note to another accredited investor in the principal amount of $750,000. (See Note 9).
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
The Subordinated Notes are secured by substantially all of the assets of the Company pursuant to a Security Agreement dated December 23, 2010 and July 1, 2011, as applicable, between the Company and Costa Brava as representative of the Subordinated Note holders, but the liens securing the Subordinated Notes are subordinate to the liens securing the indebtedness of the Company to Summit Financial Resources, L.P. under that certain Financing Agreement dated as of June 16, 2009 and the liens securing the indebtedness of the Company under the Senior Subordinated Notes, and subordinate in right of payment to the Looney Note.
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

As a result of the issuances of Subordinated Notes discussed above, the conversion of Bridge Notes to Subordinated Notes discussed below and the application of PIK interest, the aggregate principal balance of the Subordinated Notes at July 3, 2011, exclusive of the effect of debt discounts, was $14,907,500. The balance of the Subordinated Notes, net of discounts, at July 3, 2011 was $3,986,500. The debt discounts will be amortized over the term of the Subordinated Notes, unless such amortization is accelerated due to earlier conversion of the Subordinated Notes pursuant to their terms.
Conversion of Bridge Notes into Subordinated Notes
As discussed above, the Company had previously sold Bridge Notes to investors in an aggregate principal amount of $3,000,000, the terms of which permit the Bridge Note Holders to convert up to and including the aggregate outstanding principal amount of such Bridge Notes and any accrued interest thereon (the amount converted, the “Conversion Amount”) into the same securities issued in, and upon the same terms and conditions of, the Institutional Financing (the “Bridge Note Conversion”). Pursuant to the terms of the Bridge Private Placement, in December 2010, holders of Bridge Notes with a principal balance of $1,208,200 (including accrued interest of $9,600) converted their Bridge Notes into securities issued in the Institutional Financing. Of the Bridge Notes converted in December 2010, Costa Brava and Griffin were holders of Bridge Notes with an aggregate principal balance of $581,300 (including accrued interest of $2,700). Under the terms of the Purchase Agreement, the Bridge Notes converted in December 2010 were converted into 5,488,800 shares of common stock valued at $384,200 and Subordinated Notes with a principal balance of $824,000. In January 2011, under the terms of the Purchase Agreement, holders of Bridge Notes with a principal balance of $250,600 (including accrued interest of $4,200) also converted their Bridge Notes into 1,138,400 shares of common stock valued at $79,700 and Subordinated Notes with a principal balance of $170,900. In April 2011, under the terms of the Purchase Agreement, holders of Bridge Notes with a principal balance of $119,500 (including accrued interest of $4,500) also converted their Bridge Notes into 543,000 shares of common stock valued at $38,000 and Subordinated Notes with a principal balance of $81,500. As a result of the Bridge Note conversions in December 2010, January 2011 and April 2011 and the application of PIK interest, the unconverted Bridge Notes aggregate principal balance at their maturity date of May 31, 2011 was $1,519,600, which was paid in full by the Company in cash. The conversions of Bridge Notes to common stock in the 39-week period ended July 3, 2011 resulted in the elimination of $69,100 of derivative liability, which was recorded as an adjustment to paid-in capital during the period.
Conversion Features of the Bridge Notes and the Subordinated Notes.
The conversion features of the Subordinated Notes, and the Bridge Notes while they were outstanding, contain provisions that adjust the conversion price in the event of certain dilutive issuances of securities. Accordingly, the Company considered such conversion features to be derivatives and recorded their fair value of $6,867,100 at the date of issuance as a liability and as a discount to the underlying notes. At July 3, 2011, the derivative liability of the Bridge Notes had been eliminated as a result of their conversion or repayment. The Company re-measured the fair value of the derivative liability of the Subordinated Notes to be $13,745,000 as of July 3, 2011.
The following outlines the significant assumptions the Company used to estimate the fair value information presented, with respect to derivative liabilities utilizing the Binomial Lattice pricing model at the date of issuance and July 3, 2011:

Risk free interest rate	1.55% – 2.09%
Expected volatility	74.8% – 77.6%
Expected dividends	None

Note 3 — Common Stock and Common Stock Warrants, Preferred Stock, Stock Incentive Plans, Employee Retirement Plan and Deferred Compensation Plans
During the 39-week period ended July 3, 2011, the Company issued an aggregate of 80,007,100 shares of common stock, with an aggregate gross valuation of $7,555,500, in both cash and non-cash transactions.
Cash Common Stock Transactions. In December 2010, the Company issued an aggregate of approximately 51,788,600 shares of common stock of the Company for approximately $3,625,200, or $0.07 per share, in the Institutional Financing. (See Note 2.) In June 2011, the Company issued 20,000 shares of common stock of the Company for $3,200 pursuant to the exercise of an employee stock option.
Non-Cash Common Stock Transactions. During the 39-week period ended July 3, 2011, the Company issued an aggregate of 28,198,500 shares of common stock, net of forfeitures, with an aggregate valuation of $3,927,000, in the following non-cash transactions: (i) an aggregate of 5,758,100 shares of common stock of the Company, valued at $750,000, were issued to the Bridge Note Holders pursuant to the Bridge Private Placement (see Note 2); (ii) an aggregate of 7,170,100 shares of common stock of the Company, valued at $501,900, were issued to certain Bridge Note Holders for conversion of the aggregate outstanding principal amount of the Bridge Notes and any accrued interest thereon held by said Bridge Note Holders into the same securities issued in, and upon the same terms and conditions of, the Institutional Financing (see Note 2); (iii) an aggregate of 3,554,100 shares of common stock of the Company were issued in various transactions in exchange for conversion and cancellation of $333,300 of the stated value of the Company’s Series A-2 10% Cumulative Convertible Preferred Stock (the “Series A-2 Stock”); (iv) an aggregate of 214,300 shares of common stock of the Company was issued in various transactions in exchange for conversion and cancellation of $107,200 of the stated value of the Company’s Series B Convertible Preferred Stock (the “Series B Stock”); (v) an aggregate of 3,750,000 shares of common stock of the Company was issued in various transactions in exchange for conversion and cancellation of $1,125,000 of the stated value of the Company’s Series C Convertible Preferred Stock (the “Series C Stock”); (vi) 682,300 shares of common stock of the Company were issued to pay interest in the amount of $272,800 on the Company’s Debentures pursuant to their terms (See Note 2); (vii) 221,000 shares of common stock of the Company were issued pursuant to cashless exercise of warrants; (viii) 177,300 shares of common stock of the Company, valued at $22,500, were issued to employees and directors as compensation expense; (ix) 6,666,700 shares of common stock of the Company were issued to effectuate $800,000 of non-cash contributions by the Company to the Company’s employee retirement plan, the Cash or Deferred & Stock Bonus Plan (“ESBP”), for fiscal 2011, $685,800 of which has been recognized as expense in the 39-week period ended July 3, 2011 and the balance of which is reflected as a deferred expense expected to be realized in the fourth quarter of fiscal 2011; and (x) 7,200 shares of nonvested shares of common stock of the Company were forfeited.
Common Stock Warrants. In the 39-week period ended July 3, 2011, as a result of the Institutional Financing, and pursuant to existing price anti-dilution provisions, the exercise prices of the Class A Common Stock Purchase Warrants (the “Class A Warrants”) and the Class B Common Stock Purchase Warrant (the “Class B Warrant”) issued by the Company in December 2006 and August 2007, respectively, were automatically adjusted to $0.07 per share. The number of shares of common stock of the Company issuable upon exercise of the Class A Warrants and Class B Warrant did not change. In February 2011, Longview exercised its rights to purchase an aggregate of 308,900 shares of common stock on a cashless basis pursuant to its Class A Warrant and Class B Warrant resulting in the net issuance of 221,000 shares of common stock of the Company. As a result of Longview’s exercise, only a single Class A Warrant to purchase 50,000 shares of common of the Company held by another accredited investor remained outstanding at July 3, 2011. Other than this single Class A Warrant, none of the other warrants of the Company outstanding at July 3, 2011 contain price anti-dilution provisions.

In the 39-week period ended July 3, 2011, the Bridge Private Placement established an obligation for the Company to issue Bridge Agent Warrants, consisting of a warrant to purchase approximately 2,227,400 shares of common stock of the Company at an exercise price of $0.13 per share and a warrant to purchase approximately 155,000 shares of common stock of the Company at an exercise price of $0.135 per share, subject to the requirement that said warrants were not exercisable unless and until stockholder authority was obtained to increase the Company’s authorized shares of common stock to a number adequate to reserve for both any shares of common stock to be issued in connection with the Institutional Financing and the Bridge Agent Warrants, as well as any other known issuances of common stock for which the Company must reserve shares for issuance. Such stockholder authority was obtained in March 2011. In the 39-week period ended July 3, 2011, the Company recorded the $190,600 expense of the Bridge Agent Warrants as a debt discount to be amortized over the term of the Bridge Notes. The Company used the Black-Scholes model to value the Bridge Agent Warrants using the following assumptions; volatility of 74.82%, common stock price $0.13 per share, exercise price of $0.13, risk-free interest rate of 1.89% and an expected term of five years.
At July 3, 2011 and October 3, 2010, there were warrants outstanding to purchase 10,115,800 and 8,042,300 shares of the Company’s common stock, respectively.
Preferred Stock. In the 39-week period ended July 3, 2011, as a result of the Institutional Financing, and pursuant to existing price anti-dilution provisions of the Company’s Certificate of Incorporation, as amended, the conversion price of the Series A-2 Stock was automatically adjusted to $0.07 per share.
In the 39-week period ended July 3, 2011, the approximately 8,331 shares of the Series A-2 Stock that were issued and outstanding at the start of said period were converted by Longview into 3,554,100 shares of common stock, resulting in no shares of Series A-2 Stock remaining outstanding at July 3, 2011. In the 39-week period ended July 3, 2011, approximately 107 shares of Series B Stock were converted into approximately 214,300 shares of common stock, resulting in approximately 1,786 shares of Series B Stock remaining outstanding at July 3, 2011. In the 39-week period ended July 3, 2011, 37,500 shares of Series C Stock were converted by Longview into 3,750,000 shares of common stock, resulting in no shares of Series C Stock remaining outstanding at July 3, 2011.
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

As of July 3, 2011, there were no options to purchase shares of the Company’s common stock outstanding and exercisable under the 2000 Plan, options to purchase 2,500 shares of the Company’s common stock at an exercise price of $11.50 per share were outstanding and exercisable under the 2001 Plan, options to purchase 40,500 shares of the Company’s common stock were outstanding and exercisable under the 2001 Non-Qualified Plan, at exercise prices ranging from $8.60 to $13.50 per share, and options to purchase 249,900 shares of the Company’s common stock were outstanding under the 2003 Plan at exercise prices ranging from $10.40 to $36.20 per share, of which all were exercisable at July 3, 2011.
Pursuant to an amendment of the 2006 Plan by stockholders in March 2009, the number of shares of common stock reserved for issuance under the 2006 Plan shall automatically increase at the beginning of each subsequent fiscal year by the lesser of 1,250,000 shares or 5% of the common stock of the Company outstanding on the last day of the preceding fiscal year. As a result of that provision, the number of shares issuable under the 2006 Plan increased by 1,250,000 shares in the 39-week period ended July 3, 2011. As of July 3, 2011, there were options to purchase 1,904,600 shares of the Company’s common stock outstanding under the 2006 Plan, at exercise prices ranging from $0.09 to $14.10 per share, of which options to purchase 593,100 shares were exercisable at July 3, 2011. In addition, as of July 3, 2011, 17,700 shares of nonvested stock were issued and outstanding pursuant to the 2006 Plan and 346,200 shares of vested stock were issued and outstanding pursuant to the 2006 Plan. The aggregate number of shares of common stock issuable under all future stock-based awards that may be made under the 2006 Plan at July 3, 2011 is approximately 498,100 shares.
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
In March 2011, the Company’s stockholders approved the Company’s 2011 Omnibus Incentive Plan (the “2011 Plan”) and reserved 46,500,000 shares of common stock of the Company for potential issuance pursuant to the 2011 Plan. The 2011 Plan is designed to promote the interests of the Company and its stockholders by serving as a comprehensive equity incentive program to attract and retain the services of individuals capable of assuring the future success of the Company and to afford such persons an opportunity to acquire a proprietary interest, or otherwise increase their proprietary interest, in the Company. The 2011 Plan permits grants of stock options (including both incentive and non-qualified stock options), stock-only appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance awards of cash, stock or property, other stock grants and other stock-based awards. In the 39-week period ended July 3, 2011, options to purchase 23,750,000 shares of common stock of the Company at an exercise price of $0.15 per share, options to purchase 375,000 shares of common stock of the Company at an exercise price of $0.14 per share, options to purchase 4,000,000 shares of common stock of the Company at an exercise price of $0.13 per share and options to purchase 2,927,500 shares of common stock of the Company at an exercise price of $0.11 per share were issued to certain of the Company’s officers, directors and service providers pursuant to the 2011 Plan.
The Company used the Black-Scholes option-pricing model to estimate the fair value of options issued in the 39-week period ended July 3, 2011 on the dates of the respective option grants using the following assumptions.

Risk free interest rate	1.89% – 2.91%
Expected life	5.3 – 7.0 years
Expected volatility	71.6% – 74.8%
Expected dividend yield	None

The following table summarizes stock options outstanding as of July 3, 2011 as well as activity during the 39-week period then ended:

		Weighted Average
	Shares (1)	Exercise Price

Outstanding at October 3, 2010	1,373,900	$7.44
Granted	50,552,500	0.12
Exercised	(20,000)	0.16
Expired	(6,200)	181.49
Forfeited	(212,700)	1.32

Outstanding at July 3, 2011	51,687,500	$0.29

Exercisable at July 3, 2011	9,642,200	$1.00

(1)	Rounded to nearest one hundred (100).
At July 3, 2011, the aggregate intrinsic value of unvested options outstanding and options exercisable was $290,000 and $100,000, respectively. Options to purchase 20,000 shares of common stock were exercised during the 39 weeks ended July 3, 2011, and the total intrinsic value of said options exercised during that period was $100. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. At July 3, 2011, the weighted-average remaining contractual life of options outstanding and exercisable was 9.6 years and 9.2 years, respectively. The weighted average grant date fair value of options granted during the 39 weeks ended July 3, 2011 was $0.08 per share.
The amount of compensation expense related to outstanding stock options not yet recognized at July 3, 2011 was $2,852,200 and, assuming the grantees continue to be employed by or remain as directors of the Company, that amount will be recognized as compensation expense as follows:

FY 2011 (remainder of year)	$293,100
FY 2012	918,000
FY 2013	997,100
FY 2014	632,100
FY 2015	10,800
FY 2016	1,100

Total	$2,852,200

The following table summarizes nonvested stock grants outstanding as of July 3, 2011 as well as activity during the 39-week period then ended:

		Weighted Average
		Grant Date Fair
	Nonvested Shares (1)	Value per Share

Outstanding at October 3, 2010	40,700	$1.57
Granted	11,800	0.11
Vested	(27,600)	1.13
Forfeited	(7,200)	0.29

Outstanding at July 3, 2011	17,700	$1.80

(1)	Rounded to nearest one hundred (100).

The amount of compensation expense related to nonvested stock grants not yet recognized at July 3, 2011 was $1,600 and, assuming the grantees continue to be employed by or remain as directors of the Company, that amount will be recognized as compensation expense as follows:

FY 2011 (remainder of year)	$300
FY 2012	800
FY 2013	400
FY 2014	100

Total	$1,600

Note 4 — Net Income (Loss) per Share
The Company had a net loss for all current and prior periods presented except for the 13-week period ended July 3, 2011. Accordingly, for the 39-week period ended July 3, 2011, the 13-week period ended June 27, 2010 and the 39-week period ended June 27, 2010, there was no difference between basic and diluted loss per share in each period. In all periods presented, application of the “as-if-converted” method to outstanding shares of the Company’s convertible preferred stock resulted in said instruments being anti-dilutive and therefore not impacting the calculation of income per share. However, as of July 3, 2011, the Company had outstanding stock options, nonvested stock and convertible debt with exercise, valuation or conversion prices less than the average closing market price of the Company’s common stock over the 39-week period ended July 3, 2011. Such “in-the money” instruments are assumed to have been exercised or vested at the beginning of a period (or at time of issuance, if later) for purposes of calculating diluted income per share if the Company has recorded income for said period, which was the case in the 13-week period ended July 3, 2011. In addition, interest on convertible debentures in the 13-week period ended July 3, 2011 is treated as an adjustment to income for purposes of determining diluted net income per common share. Further, outstanding shares of the Company’s Series B Stock are assumed to be converted for purposes of determining diluted net income per share in the 13-week period ended July 3, 2011. As a result, basic and diluted net income per common share are different for the 13-week period ended July 3, 2011. The beneficial conversion feature associated with the issuance of the Company’s Series B Stock in the 39-week period ended June 27, 2010, although not recorded as an expense, is treated as a deemed dividend and, therefore, an incremental expense for purposes of determining basic and diluted net loss per common share.

The following table sets forth the computation of basic and diluted loss per common share:

	13 Weeks Ended		39 Weeks Ended
	July 3,	June 27,	July 3,	June 27,
	2011	2010	2011	2010
Basic Net Income (Loss) Numerator:
Net income (loss) attributable to Irvine Sensors Corporation	$4,499,600	$(2,625,400)	$(13,883,200)	$(7,761,700)
Deemed dividend for beneficial conversion feature related to Series B Stock	—	—	—	(1,471,000)

Adjusted net income (loss) attributable to Irvine Sensors Corporation common stockholders	$4,499,600	$(2,625,400)	$(13,883,200)	$(9,232,700)

Diluted Net Income (Loss) Numerator:
Net income (loss) attributable to Irvine Sensors Corporation	$4,499,600	$(2,625,400)	$(13,883,200)	$(7,761,700)
Interest on convertible debt	802,700	—	—	—
Deemed dividend for beneficial conversion feature related to Series B Stock	—	—	—	(1,471,000)

Adjusted net income (loss) attributable to Irvine Sensors Corporation common stockholders	$5,302,300	$(2,625,400)	$(13,883,200)	$(9,232,700)

Basic Net Income (Loss) Denominator:
Weighted average number of common shares outstanding, basic	107,504,800	17,302,800	83,105,800	13,932,100

Basic net income (loss) attributable to Irvine Sensors Corporation per common share	$0.04	$(0.15)	$(0.17)	$(0.66)

Diluted Net Income (Loss) Denominator:
Assumed net exercise and vesting of options, warrants and nonvested stock	752,200	—	—	—
Assumed conversion of convertible debt	148,894,500	—	—	—
Assumed conversion of preferred stock	3,571,100	—	—	—
Weighted average number of common shares outstanding, basic	107,504,800	17,302,800	83,105,800	13,932,100

Assumed weighted average number of common shares and common share equivalents outstanding, diluted	260,723,100	17,302,800	83,105,800	13,932,100

Diluted net income (loss) attributable to Irvine Sensors Corporation per common share	$0.02	$(0.15)	$(0.17)	$(0.66)

Note 5 — Inventories, Net
Net inventories at July 3, 2011 and October 3, 2010 are set forth below.

	July 3,	October 3,
	2011	2010
Inventory:
Work in process	$241,700	$360,800
Raw materials	666,800	781,500
Finished goods	520,900	823,500

	1,429,400	1,965,800
Less reserve for obsolete inventory	(250,000)	(250,000)

	$1,179,400	$1,715,800

The Company uses the average cost method for valuation of its product inventory.
Title to all inventories remains with the Company. Inventoried materials and costs relate to: work orders from customers; the Company’s generic module parts and memory stacks; and capitalized material, labor and overhead costs expected to be recovered from probable new research and development contracts. Work in process includes amounts that may be sold as products or under contracts. Such inventoried costs are stated generally at the total of the direct production costs including overhead. Inventory valuations do not include general and administrative expenses. Inventories are reviewed quarterly to determine salability and obsolescence. The net book value of capitalized pre-contract costs, which gross costs are included in the caption “Work in process,” at July 3, 2011 and October 3, 2010 was $0 and $360,800, respectively.
Note 6 — Concentration of Revenues and Sources of Supply
In the 13-week and 39-week periods ended July 3, 2011, direct contracts with the U.S. government accounted for 28% and 19%, respectively, of the Company’s total revenues, and second-tier government contracts with prime government contractors accounted for 66% and 78% of total revenues, respectively. The remaining 6% and 3% of the Company’s total revenues in the 13-week and 39-week periods ended July 3, 2011, respectively, were derived from non-government sources. Of the revenues derived directly or indirectly from U.S. government agencies, Optics 1, a defense contractor, the U. S. Air Force, and BBN Technologies, a defense contractor, accounted for 46%, 14% and 14%, respectively, of the Company’s total revenues in the 13-week period ended July 3, 2011, and Optics 1 accounted for 62% of the Company’s total revenues in the 39-week period ended July 3, 2011. Loss of any of these customers would have a material adverse impact on our business, financial condition and results of operations. No other single governmental or non-governmental customer accounted for more than 10% of the Company’s total revenues in the 13-week and 39-week periods ended July 3, 2011.
In the 13-week and 39-week periods ended June 27, 2010, direct contracts with the U.S. government accounted for 40% and 58%, respectively, of the Company’s total revenues, and second-tier government contracts with prime government contractors accounted for 59% and 40% of total revenues, respectively. The remaining 1% and 2% of the Company’s total revenues in the 13-week and 39-week periods ended June 27, 2010, respectively, were derived from non-government sources. Of the revenues derived directly or indirectly from U.S. government customers, Optics 1, certain classified agencies and the U. S. Army accounted for 42%, 21% and 13%, respectively, of the Company’s total revenues in the 13-week period ended June 27, 2010, and certain classified agencies, the U. S. Army and Optics 1 accounted for 28%, 20%, and 19%, respectively, of the Company’s total revenues in the 39-week period ended June 27, 2010. No other single governmental or non-governmental customer accounted for more than 10% of the Company’s total revenues in the 13-week and 39-week periods ended June 27, 2010.
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
In December 2010, the Company entered into a Settlement Agreement and Release with FirstMark, pursuant to which the Company settled all claims between the Company and FirstMark, including those relating to the lawsuit discussed above. Pursuant to the Settlement Agreement and Release, the Company will pay FirstMark a total sum of $1,235,000 in eighteen monthly payments commencing January 15, 2011. In the event that a monthly installment payment is not paid by the Company within 30 days of the date it is due, FirstMark may enter a Confession of Judgment in the amount of the total settlement less any payment made by the Company prior to such default. This lawsuit was dismissed with prejudice in December 2010. At July 3, 2011, the balance of this obligation was $810,000, which represents interest and professional fees expensed in prior fiscal years and is included in settlement agreement obligations in the accompanying condensed consolidated balance sheet.
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

The hierarchy noted above requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. There were no transfers between Level 1, Level 2 and/or Level 3 during the 39 weeks ended July 3, 2011. Financial liabilities carried at fair value as of July 3, 2011 are classified below:

	Level 1	Level 2	Level 3	Total

Derivative liabilities	$—	$13,745,000	$—	$13,745,000

Total	$—	$13,745,000	$—	$13,745,000
Note 9 — Subsequent Event
On July 19, 2011, the Company issued and sold to an accredited investor an additional Subordinated Note in the aggregate principal amount of $750,000 in a second closing of the financing described in the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2011. The material terms of this $750,000 Subordinated Note are the same as those of the other Subordinated Notes previously issued. (See Note 2).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
In this report, the terms “Irvine Sensors,” “Company,” “we,” “us” and “our” refer to Irvine Sensors Corporation (“ISC”) and its subsidiaries.
This report contains forward-looking statements regarding Irvine Sensors which include, but are not limited to, statements concerning our projected revenues, expenses, gross profit and income, mix of revenue, demand for our products, the need for additional capital, our ability to obtain and successfully perform additional new contract awards and the related funding of such awards, our ability to repay our outstanding debt, market acceptance of our products and technologies, the competitive nature of our business and markets, the success and timing of new product introductions and commercialization of our technologies, product qualification requirements of our customers, the need to divest assets, our significant accounting policies and estimates, and the outcome of expense audits. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “attempting,” “potential,” “believes,” “seeks,” “estimates,” “should,” “may,” “will”, “with a view to” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Such factors include, but are not limited to the following:
•	our ability to obtain additional financing for working capital, if required, on acceptable terms, in a timely manner or at all;

•	changes in the fair value of derivative instruments expense;

•	our ability to repay our outstanding debt and settlement obligations when due;

•	governmental agendas, budget issues and constraints and funding or approval delays;

•	our ability to obtain critical and timely product and service deliveries from key vendors;

•	our ability to successfully execute our business and operating plans and control costs and expenses;

•	our ability to obtain expected and timely bookings and orders resulting from existing contracts;

•	our ability to secure and successfully execute additional product orders and contracts, and achieve greater backlog;

•	our ability to fulfill our backlog;

•	our ability to divest assets as we deem necessary on favorable terms, in a timely manner or at all;

•	our ability to maintain adequate internal controls and disclosure procedures, and maintain compliance with Section 404 of the Sarbanes-Oxley Act;

•	our ability to introduce new products, gain broad market acceptance for such products and ramp up manufacturing in a timely manner;

•	new products or technologies introduced by our competitors, many of whom are bigger and better financed than us;

•	the pace at which new markets develop;

•	our ability to establish and maintain strategic partnerships to develop our business;

•	our market capitalization;

•	general economic and political instability; and

•	those additional factors which are listed under the section “Risk Factors” in Part II, Item 1A of this report.
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
Overview
We are a technology company engaged in the design, development, manufacture and sale of security products, software, vision systems and miniaturized electronic products and higher level systems incorporating such products for defense, information technology and physical security for government and commercial applications. We also perform customer-funded contract research and development related to these products, mostly for U.S. government customers or prime contractors. Most of our historical business relates to application of our technologies for stacking either packaged or unpackaged semiconductors into more compact three-dimensional forms, which we believe offer volume, power, weight and operational advantages over competing packaging approaches, and which we believe allows us to offer higher level products with unique operational features. We have introduced certain higher-level products in the fields of thermal imaging cores and high speed processing for information security that take advantage of our packaging technologies.
We have historically derived a substantial majority of our total revenues from government-funded sources and anticipate that a substantial majority of our total revenues will continue to be derived from government-funded sources in the immediately foreseeable future. We have introduced thermal imaging and information security products incorporating our technologies that are initially intended for government applications. We have achieved initial market penetration for some of these products and are seeking growth in revenues derived from sale of these products. If we are successful in achieving such growth, our future revenues may become more dependent upon production elements of U.S. defense budgets, funding approvals and political agendas. We are also attempting to increase our revenues from product sales by introducing new products with commercial applications, in particular, products with information security applications. We are currently placing substantial emphasis on the development of cyber-security products, such as high-speed processing boards and subsystems, and, in April 2011, we opened and commenced staffing a new office in Texas for such activity. We cannot assure you that we will be able to complete development, successfully launch or profitably manufacture and sell any such products on a timely basis, if at all. We generally use contract manufacturers to produce these products or their subassemblies, and all of our other current operations occur at a leased facility in Costa Mesa, California.

Other than the fiscal year ended September 27, 2009 (“fiscal 2009”), we have a history of unprofitable operations due in part to our investment in an unprofitable subsidiary and in part to discretionary investments that we made to commercialize our technologies and to maintain our technical staff and corporate infrastructure at levels that we believed were required for future growth. In fiscal 2010 and the first 39 weeks of fiscal 2011, we continued to experience unprofitable operations, due to insufficient total revenues to fully absorb our costs and expenses. With respect to our investments in staff and infrastructure, the advanced technical and multi-disciplinary content of our technologies places a premium on a stable and well-trained work force. As a result, we have historically maintained our work force as much as possible even when anticipated revenues were delayed, a circumstance that has occurred with some frequency in the past and that has resulted in under-utilization of our labor force for revenue generation from time to time. Our current increased emphasis on securing sales of our products is, in part, motivated by the desire to achieve more predictable revenues that should mitigate this effect, but we anticipate we may continue to experience underutilization of our workforce in the near future. In February 2011, we implemented a reduction-in-force to decrease this anticipated effect. We have not yet demonstrated the level of sustained revenue that we believe, by itself, is required to sustain profitable operations. Our ability to recover our investments through the cost-reimbursement features of certain of our government contracts is constrained due to both regulatory and competitive pricing considerations.
To offset the adverse working capital effect of our net losses, we have historically financed our operations through multiple debt and equity financings. To finance the December 2005 acquisition of a subsidiary, now discontinued, we had incurred material long-term debt at that time, and we exchanged a significant portion of that debt into preferred stock that was convertible into our common stock. Since September 30, 2007 through July 3, 2011, we have issued approximately 110.9 million shares of our common stock, an increase of approximately 4,130% from the approximately 2.7 million shares of our common stock outstanding at that date, which has resulted in a substantial dilution of stockholder interests. At July 3, 2011, our fully diluted common stock position was approximately 388.1 million shares, which assumes the conversion into common stock of all of the Company’s preferred stock and convertible notes outstanding as of July 3, 2011 and the exercise for cash of all warrants and options to purchase the Company’s securities outstanding as of July 3, 2011. At July 3, 2011, we had approximately $21.4 million of debt, of which a substantial majority was incurred in the first three quarters of fiscal 2011.
None of our subsidiaries accounted for more than 10% of our total assets at July 3, 2011 or have separate employees or facilities. As a result of the Institutional Financing and the related management and organizational changes that occurred in the 39-week period ended July 3, 2011, we currently report our operating results and financial condition in a single segment.
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

Results of Operations
Total Revenues. Our total revenues are generally derived from sales of miniaturized camera products, specialized chips, modules, stacked chip products and amounts realized or realizable from funded research and development contracts, largely from U.S. government agencies and government contractors. Our product sales in both the fiscal 2011 and fiscal 2010 periods were primarily derived from the sale of thermal imaging camera products. Our total revenues decreased in the 13-week period ended July 3, 2011 as compared to the 13-week ended June 27, 2010, but increased in the 39-week period ended July 3, 2011, as compared to the 39-week period ended June 27, 2010, as shown in the following table and discussed more fully below.

13-Week Comparisons	Total Revenues
13 weeks ended June 27, 2010	$3,576,100
Dollar decrease in current comparable 13 weeks	(601,900)

13 weeks ended July 3, 2011	$2,974,200
Percentage decrease in current 13 weeks	(17%)

39-Week Comparisons	Total Revenues
39 weeks ended June 27, 2010	$9,507,700
Dollar increase in current comparable 39 weeks	1,137,800

39 weeks ended July 3, 2011	$10,645,500
Percentage increase in current 39 weeks	12%
The decrease in our total revenues in the 13-week period ended July 3, 2011 as compared to the 13-week period ended June 27, 2010 was primarily due to a decrease in revenues derived from funded research and development contracts in the current fiscal year period. We believe this decrease was substantially related to the delay in approval of the U.S. defense budget for fiscal 2011. This budget delay introduced uncertainty into the timing of funding or shipment releases under existing contracts and the possible award of new contracts. The fiscal 2011 U.S. defense budget has now been finalized, but the scope of new procurement actions of our government customers based on approval of the fiscal 2011 U.S. defense budget have not yet been made fully visible to us. In addition, it is presently unknown what effects the recent federal debt ceiling spending cuts agreement may have on the allocation of funds to our government customers. Accordingly, we are unable to ascertain what future effects the U.S. defense budget delay and possible cuts may have on our total revenues for the balance of this fiscal year and beyond. This government budget effect also impacted the entire current year 39-week period, but increased sales of our thermal imaging products in that period, particularly our cores for clip-on thermal imager (“COTI”) products intended to add thermal imaging capability to existing night vision goggles, more than offset reduced revenues derived from funded research and development contracts, resulting in the aggregate increase in total revenues for the 39-week period ended July 3, 2011 as compared to the 39-week period ended June 27, 2010. The increase in sales of our COTI products in the current fiscal year period was substantially derived from a government contract awarded in fiscal 2010 to our strategic partner Optics 1, Inc., with whom we have a teaming agreement, but not released for significant shipments by the government customer until the first three quarters of fiscal 2011, thereby accounting for the increase in total revenue derived from these products in the 39-week period ended July 3, 2011 as compared to the 39-week period ended June 27, 2010.

Cost of Revenues. Cost of revenues includes wages and related benefits of our personnel, as well as subcontractor, independent consultant and vendor expenses directly incurred in the manufacture of products sold or in the performance of funded research and development contracts, plus related overhead expenses and, in the case of funded research and development contracts, such other indirect expenses as are permitted to be charged pursuant to the relevant contracts. Our cost of revenues for the 13 weeks ended July 3, 2011 decreased as compared to the 13 weeks ended June 27, 2010, but increased in the 39 weeks ended July 3, 2011 as compared to the 39 weeks ended June 27, 2010 in terms of both absolute dollars and as a percentage of total revenues, as shown in the following table:

		Percentage of
13-Week Comparisons	Cost of Revenues	Total Revenues
13 weeks ended June 27, 2010	$2,900,800	81%
Dollar decrease in current comparable 13 weeks	(540,700)

13 weeks ended July 3, 2011	$2,360,100	79%
Percentage decrease in current 13 weeks	(19%)

		Percentage of
39-Week Comparisons	Cost of Revenues	Total Revenues
39 weeks ended June 27, 2010	$7,513,000	79%
Dollar increase in current comparable 39 weeks	1,971,500

39 weeks ended July 3, 2011	$9,484,500	89%
Percentage increase in current 39 weeks	26%
The decrease in absolute dollar cost of revenues in the 13-week period ended July 3, 2011 as compared to the 13-week period ended June 27, 2010 is largely the result of the corresponding decline in total revenues in the current fiscal year period. Although there was also a decline in cost of revenues as a percentage of total revenues in the current fiscal 2011 third quarter as compared to the third quarter of fiscal 2010, the aggregate amount of such percentage decline was not substantial, reflecting reduced costs of our thermal imaging products offset by increased direct and overhead costs associated with our funded research and development contracts. In contrast, the increase in both absolute dollar cost of revenues and cost of revenues as a percentage of total revenues in the 39-week period ended July 3, 2011 as compared to the 39-week period ended June 27, 2010 was disproportionately greater than the corresponding increase in total revenues in the fiscal 2011 period. This disproportionate increase in cost of revenues for the 39-week period ended July 3, 2011 compared to the 39-week period ended June 27, 2010 was partially the result of greater overhead expenses allocated to cost of revenues, certain of which were recorded in the current fiscal year period and which did not occur in the comparable period of the prior fiscal year. In December 2010, we accrued and paid non-recurring compensation to our staff in consideration of the salary reductions and deferrals they had experienced in fiscal 2010 and the first quarter of fiscal 2011, of which $200,300 was allocated to overhead applied to cost of revenues in the 39-week period ended July 3, 2011. No comparable expense was incurred in the 39-week period ended June 27, 2010. In addition, the specific technical milestones of some of our funded research and development contracts required proportionately greater utilization of our direct labor in the 39-week period ended July 3, 2011 than in the 39-week period ended June 27, 2010. Because of these types of variances and non-recurring expenses, we do not believe that the increase in cost of revenues as a percentage of total revenues in the 39-week period ended July 3, 2011 as compared to the 39-week period ended June 27, 2010 is indicative of a continuing trend.

General and Administrative Expense. General and administrative expense largely consists of wages and related benefits for our executive, financial, administrative and marketing staff, as well as professional fees, primarily legal and accounting fees and costs, plus various fixed costs such as rent, utilities and telephone. The comparison of general and administrative expense for the 13-week and 39-week periods ended July 3, 2011 and June 27, 2010 is shown in the following table:

	General and
	Administrative	Percentage of
13-Week Comparisons	Expense	Total Revenue
13 weeks ended June 27, 2010	$1,565,100	44%
Dollar increase in current comparable 13 weeks	386,700

13 weeks ended July 3, 2011	$1,951,800	66%
Percentage increase in current 13 weeks	25%

	General and
	Administrative	Percentage of
39-Week Comparisons	Expense	Total Revenue
39 weeks ended June 27, 2010	$4,693,100	49%
Dollar increase in current comparable 39 weeks	1,316,600

39 weeks ended July 3, 2011	$6,009,700	56%
Percentage increase in current 39 weeks	28%
The largest contributor to the increases in general and administrative expense in the current fiscal year periods as opposed to the comparable periods of the prior fiscal year was an increase in stock-based compensation. In connection with management and organizational changes related to our Institutional Financing, we issued various stock option grants in the 13-week and 39-week periods ended July 3, 2011 that increased stock-based compensation expense in the current fiscal year periods as compared to the 13-week and 39-week periods ended June 27, 2010. We incurred $242,300 and $769,900 more stock-based compensation expense allocated to general and administrative expense in the 13-week and 39-week periods ended July 3, 2011, respectively, than we did in the 13-week and 39-week periods ended June 27, 2010. In addition, in the 13-week and 39-week periods ended July 3, 2011, salary reductions that had been implemented in fiscal 2010 for senior executives were eliminated and two new senior executives were added to our general and administrative staff. The aggregate impact of the salary adjustments, the new executives and the stock-based compensation expense was to increase general and administrative labor and labor-related expense by approximately $634,400 and $1,826,800 in the 13-week and 39-week periods ended July 3, 2011, respectively, as compared to the 13-week and 39-week periods ended June 27, 2010. The increases in general and administrative expenses from these sources in the current fiscal year periods were offset by reductions in other categories of general and administrative expense, the largest such reduction being an approximate $259,700 decrease in the 39-week period ended July 3, 2011 compared to the 39-week period ended June 27, 2010 in our unallowable general and administrative expense for which we cannot seek reimbursement under most of our government contracts, largely litigation expenses. During a portion of the comparable fiscal 2010 period, we were still involved in litigation related to our discontinued Optex subsidiary, but that litigation was subsequently settled and did not produce legal expenses in fiscal 2011.

Research and Development Expense. Research and development expense primarily consists of wages and related benefits for our research and development staff, independent contractor consulting fees and subcontractor and vendor expenses directly incurred in support of internally funded research and development projects, plus associated overhead expenses. Research and development expense for the 13-week and 39-week periods ended July 3, 2011 as compared to the 13-week and 39-week periods ended June 27, 2010 is shown in the following table:

	Research and
	Development	Percentage of
13-Week Comparisons	Expense	Total Revenue
13 weeks ended June 27, 2010	$655,200	18%
Dollar increase in current comparable 13 weeks	154,000

13 weeks ended July 3, 2011	$809,200	27%
Percentage increase in current 13 weeks	24%

	Research and
	Development	Percentage of
39-Week Comparisons	Expense	Total Revenue
39 weeks ended June 27, 2010	$2,011,400	21%
Dollar increase in current comparable 39 weeks	35,900

39 weeks ended July 3, 2011	$2,047,300	19%
Percentage increase in current 39 weeks	2%
During the 13-week period ended July 3, 2011, we opened and commenced staffing an office in Texas for development of our intended cyber-security products. Many of the expenses of this office have been allocated to research and development expense. Concurrent with implementation of this focused cyber-security product development activity, we de-emphasized other internal research and development activities. The net effect of these changes was an increase in absolute dollars of research and development expense in both the 13-week and 39-week periods ended July 3, 2011 as compared to the 13-week and 39-week periods ended June 27, 2010. We expect to continue to allocate significant resources to the development of our cyber-security products in future periods, which may result in further increases in research and development expense as compared to prior fiscal year periods.

Interest Expense. Our interest expense for the 13-week and 39-week periods ended July 3, 2011, compared to the 13-week and 39-week periods ended June 27, 2010, increased substantially, as shown in the following table:

13-Week Comparisons	Interest Expense
13 weeks ended June 27, 2010	$636,500
Dollar increase in current comparable 13 weeks	417,700

13 weeks ended July 3, 2011	$1,054,200
Percentage increase in current 13 weeks	66%

39-Week Comparisons	Interest Expense
39 weeks ended June 27, 2010	$882,600
Dollar increase in current comparable 39 weeks	5,354,200

39 weeks ended July 3, 2011	$6,236,800
Percentage increase in current 39 weeks	607%
The increase in interest expense in the fiscal 2011 periods as compared to the fiscal 2010 periods was primarily due to the increase in our debt at July 3, 2011 as compared to June 27, 2010, and the corresponding interest and amortization of debt discounts recorded as interest, that resulted from the issuance of our Bridge Notes in November and December 2010, our Subordinated Notes in December 2010, January 2011, March 2011 and on July 1, 2011 and our Senior Subordinated Notes in March 2011, all of which debt issuances occurred subsequent to June 27, 2010.
Litigation Settlement Expense. In March 2010, we entered into the Looney Settlement Agreement, pursuant to which we agreed to pay Timothy Looney $50,000 and to issue to Mr. Looney a secured promissory note in the principal amount of $2,500,000 in settlement of litigation with Mr. Looney. We recorded the Secured Promissory Note in our consolidated financial statements for the 39-week period ended June 27, 2010 and extinguished the previously recorded expenses for litigation judgments related to these matters in the same period. The effectiveness of the Looney Settlement Agreement was conditioned upon our receipt of consents from our senior creditors, Summit and Longview. As one of the conditions of obtaining Longview’s Consent, we agreed to issue to Longview equity securities with a value of $825,000 (the “Waiver Securities”) in consideration for Longview’s waiver of potential future entitlement to all accumulated, but undeclared and unpaid, dividends on our Series A-1 Stock and our Series A-2 Stock held by Longview from the respective dates of issuance of the Series A-1 Stock and Series A-2 Stock through July 15, 2010. The Waiver Securities were issued to Longview on April 30, 2010 in the form of 27,500 shares of our newly created Series C Convertible Preferred Stock (the “Series C Stock”). We recorded the expense of the obligation to issue the Waiver Securities in the 39-week period ended June 27, 2010. In connection with Longview’s consent for the Looney Settlement Agreement, the Company and Longview entered into an Agreement, Consent and Waiver (the “Longview Agreement”) pursuant to which the Company and Longview made certain agreements related to such consent. One of those agreements was that if the Company did not arrange for a third-party investor to purchase Longview’s holdings of the Company/s preferred stock on or before July 15, 2010, the Company was obligated to issue to Longview (a) non-voting equity securities, with terms junior to the Company’s Series B Stock, convertible into 1,000,000 shares of the Company’s common stock (the “Contingent Securities”) and (b) a two-year warrant to purchase 1,000,000 shares of the Company’s common stock at an exercise price per share of $0.30 (the “Contingent Warrant”). The terms of the Contingent Securities and the Contingent Warrant were mutually agreed upon by the parties such that the Contingent Securities were to consist of 10,000 shares of the Series C Stock convertible into 1,000,000 shares of common stock, subject to receipt of stockholder approval for such issuance if required by Nasdaq. The Buyout did not occur on or before July 15, 2010, and stockholder approval for the issuance of the Contingent Securities in the form of Series C Stock was obtained on July 28, 2010. Accordingly, the Contingent Securities and Contingent Warrant were issued to Longview in August 2010. The Company recorded a $450,000 expense for the obligation to issue the Contingent Securities and the Contingent Warrant in the 13-week and 39-week periods ended June 27, 2010. The net effect was an aggregate recording of $450,000 and $2,270,700 as a litigation settlement expense in the 13-week and 39-week periods ended June 27, 2010. No comparable expense was incurred in the current fiscal year periods.

Change in Fair Value of Derivative Liability. We recorded substantial changes in fair value of derivative liability for the 13-week and 39-week periods ended July 3, 2011, compared to the 13-week and 39-week periods ended July 3, 2010, as shown in the following table:

Change in Fair Value of
13-Week Comparisons	Derivative Liability
13 weeks ended June 27, 2010	$7,000
Dollar change in current comparable 13 weeks	7,690,800

13 weeks ended July 3, 2011	$7,697,800
Percentage change in current 13 weeks	109,869%

Change in Fair Value of
39-Week Comparisons	Derivative Liability
39 weeks ended June 27, 2010	$67,000
Dollar change in current comparable 39 weeks	(809,700)

39 weeks ended July 3, 2011	$(742,700)
Percentage change in current 39 weeks	(1,209%)
In the 13 weeks and 39 weeks ended June 27, 2010, our only outstanding instruments deemed to be derivatives were certain warrants, and the estimation of the value of those warrants at June 27, 2010 resulted in the recording of $7,000 and $67,000 reductions in the value of those warrants in the 13-week period and 39-week periods ended June 27, 2010, respectively. At July 3, 2011, in addition to those warrants, we also had Subordinated Notes outstanding, which were deemed to contain embedded derivatives. The derivative liabilities of these instruments were required to be valued both at their issuance dates, the earliest of which was December 23, 2010 and the latest of which was July 1, 2011, when they were deemed to have been established, and again at the end of subsequent fiscal quarters. Largely because of the change in market value of our common stock between these various dates, this re-measurement of value resulted in the recording of a $7,697,800 and $(742,700) aggregate change in fair value of derivative liability for the 13-week and 39-week periods ended July 3, 2011. Given the price volatility of our common stock, we anticipate that there could be additional substantial change in fair value of derivative liability expense that we will be required to record in future reporting periods, unless and until the Subordinated Notes are converted into our common stock pursuant to their terms. In the event of such conversion, which we cannot guarantee, the derivative liability associated with these instruments would be eliminated.

Net Income (Loss) Attributable to Irvine Sensors Corporation. Our net income (loss) attributable to Irvine Sensors Corporation in the 13-week and 39-week periods ended July 3, 2011, compared to the 13-week and 39-week periods ended June 27, 2010, is shown in the following table:

Net Income (Loss)
Attributable to Irvine
13-Week Comparisons	Sensors Corporation
13 weeks ended June 27, 2010	$(2,625,400)
Dollar change in current comparable 13 weeks	7,125,000

13 weeks ended July 3, 2011	$4,499,600
Percentage change for current 13 weeks	271%

Net Income (Loss)
Attributable to Irvine
39-Week Comparisons	Sensors Corporation
39 weeks ended June 27, 2010	$(7,761,700)
Dollar change in current comparable 39 weeks	(6,121,500)

39 weeks ended July 3, 2011	$(13,883,200)
Percentage change for current 39 weeks	(79%)
The net income attributable to Irvine Sensors Corporation in the 13-week period ended July 3, 2011, as compared to the 13-week period ended June 27, 2010 was largely derived from the change in fair value of derivative liability in the current fiscal period discussed above. This change in fair value of derivative liability in the current fiscal period was also a primary contributor to the reduction in net loss attributable to Irvine Sensors Corporation in the 39-week period ended July 3, 2011 as compared to the 39-week period ended June 27, 2010. Also contributing to the improvement in net income (loss) attributable to Irvine Sensors Corporation in the current 39-week period was the aggregate litigation settlement expense of $2,270,700 that was recorded in the fiscal 2010 39-week period for which no comparable expense was incurred in the fiscal 2011 39-week period. These improvements were partially offset in the fiscal 2011 periods by the increased interest expense related to debt financings and the non-recurring compensation as discussed above. Since all of these factors either represent timing or non-recurring factors or do not relate to our basic operations, we do not believe that the changes in net income (loss) attributable to Irvine Sensors Corporation in the 13-week and 39-week periods ended July 3, 2011 as compared to the 13-week and 39-week periods ended June 27, 2010 are indicative of an underlying operational trend.

Liquidity and Capital Resources
Our liquidity in terms of both cash and cash equivalents and elimination of working capital deficit was substantially improved in the first 39 weeks of fiscal 2011, largely as a result of the proceeds realized from our private placements of debt and equity during the current period, as shown in the following table:

	Cash and	Working Capital
	Cash Equivalents	(Deficit)
October 3, 2010	$281,600	$(10,096,400)
Dollar change in the 39 weeks ended July 3, 2011	2,702,300	12,137,300

July 3, 2011	$2,983,900	$2,040,900
Percentage change in the 39 weeks ended July 3, 2011	960%	120%
The aggregate of our non-cash depreciation and amortization expense, non-cash interest expense, non-cash change in fair value of derivative instruments and non-cash stock-based compensation was $7,031,100 in the 39 weeks ended July 3, 2011. These non-cash operational expenses partially offset the use of cash derived from our net loss from operations and various timing and cash deployment effects, the largest of which were a $3,511,600 decrease in our accounts payable and accrued expenses and a $788,700 increase in accounts receivable. We also generated $324,300 of cash from the net decrease in our inventory during the first three quarters of fiscal 2011, largely due to the increased shipments of our COTI products during the period. The aggregate of these and other less significant factors was an operational use of cash in the amount of $11,552,700 in the 39 weeks ended July 3, 2011. During the 39-week period ended July 3, 2011, we also used an aggregate of $4,958,800 in cash to pay the principal balance of our Debentures in full, to pay the principal balance of our unconverted Bridge Notes in full and to make current payments due under settlement agreements. We also used $673,200 of cash for equipment expenditures in the first three quarters of fiscal 2011. These and other uses of cash were offset by $19,983,800 of net proceeds from our debt and equity financings in the current fiscal year, resulting in the net $2,702,300 increase of cash in the 39-week period ended July 3, 2011. These financing proceeds and the $2,000,000 of financing proceeds receivable at July 3, 2011 were also the primary source of improvement in our working capital in the current period. However, the repayment obligations of our debt over the next twelve months will be substantial, and if we are unable to meet these obligations in a timely manner, or at all, our business, results of operations and financial condition could be materially and adversely affected.
To meet our liquidity needs over the next twelve months, we may need to enter into other financing transactions, sell significant assets or engage in licensing transactions. We may not be able to complete any such transactions on acceptable terms, on a timely basis or at all, and even if completed, such transactions could materially and adversely affect our future revenues. Furthermore, we have lenders with security interests in substantially all of our assets, and any asset-based transactions would require such lenders’ consent and not be likely to generate any direct benefits to stockholders.

At July 3, 2011, our funded backlog was approximately $3.6 million. We expect, but cannot guarantee, that a substantial portion of our funded backlog at July 3, 2011 will result in revenue recognized in the next twelve months. In addition, our government research and development contracts and product purchase orders typically include unfunded backlog, which is funded when the previously funded amounts have been expended or product delivery schedules are released. As of July 3, 2011, our total backlog, including unfunded portions, was approximately $24.2 million.
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
Off-Balance Sheet Arrangements
Our conventional operating leases are either immaterial to our financial statements or do not contain the types of guarantees, retained interests or contingent obligations that would require their disclosures as an “off-balance sheet arrangement” pursuant to Regulation S-K Item 303(a)(4). As of July 3, 2011 and October 3, 2010, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations and Commitments
Debt. At July 3, 2011, we had approximately $21,380,500 of debt, which consisted of (i) the Looney Note, with a principal balance of approximately $2,339,100; (ii) Subordinated Notes with an aggregate principal balance of approximately $14,907,500; and (iii) Senior Subordinated Notes with an aggregate principal balance of approximately $4,133,900. Each of these instruments is described more fully below. (See Note 2 of Notes to Condensed Consolidated Financial Statements).
The Looney Note issued by the Company in connection with the Looney Settlement Agreement bears simple interest at a rate per annum of 10% of the outstanding principal balance and is secured by substantially all of our assets (the “Collateral”) pursuant to the terms and conditions of a Security Agreement and Intellectual Property Security Agreement with Mr. Looney (the “Security Agreements”), but such security interests are subject to and subordinate to the existing perfected security interests and liens of our senior creditor, Summit. The Looney Note requires the Company to remit graduated monthly installment payments over a 27-month period to Mr. Looney beginning with a payment of $8,000 in May 2010 and ending with a payment of $300,000 in June 2012. All such graduated payments are applied first to unpaid interest and then to outstanding principal. A final payment of the remaining unpaid principal and interest under the Looney Note is due and payable in July 2012. Past due payments will bear simple interest at a rate per annum of 18%. In the event we prepay all amounts owing under the Looney Note by October 9, 2011, the $50,000 cash payment made to Mr. Looney pursuant to the Looney Settlement Agreement will either be returned to us or will be deducted from our final payment due on the Looney Note.

In December 2010, we issued and sold to two accredited investors, Costa Brava Partnership III L.P. (“Costa Brava”) and The Griffin Fund LP (“Griffin”), 12% Subordinated Secured Convertible Notes due December 23, 2015 (the “Subordinated Notes”) in the aggregate principal amount of $7,774,800, and agreed to issue and sell in a subsequent closing not later than April 30, 2011 (subject to certain conditions) additional Subordinated Notes (the “Milestone Notes”) to Costa Brava and Griffin for an aggregate purchase price of $1.2 million (collectively, the “Institutional Financing”). The Milestone Notes were issued in March 2011. We sold an additional $4,250,000 of Subordinated Notes to four accredited investors, including Costa Brava and Griffin, in July 2011, with $2,000,000 of the proceeds this sale being received subsequent to July 3, 2011. In addition, in the 39-week period ended July 3, 2011 certain holders of unsecured convertible promissory notes that we issued in November and December 2010 elected to convert an aggregate of $1,560,000 of principal and accrued interest of said notes into the securities issued in the Institutional Financing, a portion of which involved conversion into Subordinated Notes.
The Subordinated Notes bear interest at a rate of 12% per annum, due and payable quarterly within 10 business days of the end of each calendar quarter, calculated on the simple interest basis of a 365-day year for the actual number of days elapsed. For the first two years of the term of the Subordinated Notes, we have the option, subject to the satisfaction of certain customary equity conditions, to pay all or a portion of the interest due on each interest payment date in shares of common stock, with the price per share calculated based on the weighted average price of our common stock over the last 20 trading days ending on the second trading day prior to the interest payment date. The foregoing notwithstanding, until the Looney Note is repaid in full, cash interest on the Subordinated Notes must instead be paid by adding the amount of such interest to the outstanding principal amount of the Subordinated Notes as “PIK” interest. As a result of the addition of such interest, the outstanding principal balance of the Subordinated Notes at July 3, 2011, exclusive of the effect of debt discounts, was approximately $14,907,500. The principal and accrued but unpaid interest under the Subordinated Notes is convertible at the option of the holder into shares of our common stock at an initial conversion price of $0.07 per share. The conversion price is subject to full ratchet adjustment for certain price dilutive issuances of securities by us and proportional adjustment for events such as stock splits, dividends, combinations and the like. Beginning after the first two years of the term of the Subordinated Notes, we can force the Subordinated Notes to convert to common stock if certain customary equity conditions have been satisfied and the volume weighted average price of our common stock is $0.25 or greater for 30 consecutive trading days.
The Subordinated Notes are secured by substantially all of our assets pursuant to a Security Agreement dated December 23, 2010 and July 1, 2011, as applicable, between us and Costa Brava as representative of the Subordinated Note holders, but the liens securing the Subordinated Notes are subordinate to the liens securing our indebtedness to Summit Financial Resources, L.P. under that certain Financing Agreement dated as of June 16, 2009 and the liens securing our indebtedness under the Senior Subordinated Notes, and subordinate in right of payment to the Looney Note.
The Subordinated Notes have not been registered under the Securities Act and may not be offered or sold absent registration or an applicable exemption from registration.
In March 2011, we issued and sold in two closings to Costa Brava and Griffin 12% Senior Subordinated Secured Notes due March 2013 (the “Senior Subordinated Notes”) in the aggregate principal amount of $4,000,000. In July 2011, the Senior Subordinated Notes were amended to permit the holders to demand repayment any time on or after July 16, 2012, in partial consideration for permitting the issuance of additional Subordinated Notes.

The Senior Subordinated Notes bear interest at a rate of 12% per annum, due and payable quarterly in cash within 10 business days of the end of each calendar quarter, calculated on the simple interest basis of a 365-day year for the actual number of days elapsed. The foregoing notwithstanding, until the Looney Note is repaid in full, cash interest on the Senior Subordinated Notes must instead be paid by adding the amount of such interest to the outstanding principal amount of the Senior Subordinated Notes as “PIK” interest. As a result of the addition of such interest, the outstanding principal balance of the Senior Subordinated Notes at July 3, 2011 was approximately $4,133,900.
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
Capital Lease Obligations. Our outstanding principal balance on our capital lease obligations of $97,100 at July 3, 2011 relate primarily to computer equipment and software and are included as part of current and non-current liabilities within our consolidated balance sheet.
Operating Lease Obligations. We have various operating leases covering equipment and facilities located in Costa Mesa, California.
Deferred Compensation. We have a deferred compensation plan, the Executive Salary Continuation Plan (the “ESCP”), for select key employees. Benefits payable under the ESCP are established on the basis of years of service with the Company, age at retirement and base salary, subject to a maximum benefits limitation of $137,000 per year for any individual. The ESCP is an unfunded plan. The recorded liability for future expense under the ESCP is determined based on expected lifetime of participants using Social Security mortality tables and discount rates comparable to that of rates of return on high quality investments providing yields in amount and timing equivalent to expected benefit payments. At the end of each fiscal year, we determine the assumed discount rate to be used to discount the ESCP liability. We considered various sources in making this determination for fiscal 2010, including the Citigroup Pension Liability Index, which at September 30, 2010 was 5.158%. Based on this review, we used a 5.2% discount rate for determining the ESCP liability at October 3, 2010. There are presently two of our retired executives who are receiving benefits aggregating $184,700 per annum under the ESCP. As of July 3, 2011, $1,152,700 has been accrued in the accompanying consolidated balance sheet for the ESCP, of which amount $184,700 is a current liability we expect to pay during the last quarter of fiscal 2011 and the first three quarters of fiscal 2012.
Settlement Obligation. In December 2010, we entered into a Settlement Agreement and Release with FirstMark III, LP, formerly known as Pequot Private Equity Fund III, LP, and FirstMark III Offshore Partners, LP, formerly known as Pequot Offshore Private Equity Partners III, LP (collectively, “FirstMark”), pursuant to which we settled all claims between us and FirstMark, including those relating to a lawsuit that was commenced in March 2009. (See Note 7 to Condensed Consolidated Financial Statements). Pursuant to the Settlement Agreement and Release, we are obligated to pay FirstMark a total sum of $1,235,000 in eighteen monthly payments commencing January 15, 2011. At July 3, 2011, the remaining obligation pursuant to this settlement was $810,000, all of which amount is a current liability we expect to pay during the last quarter of fiscal 2011 and the first three quarters of fiscal 2012.

Stock-Based Compensation
Aggregate stock-based compensation for the 39-week periods ended July 3, 2011 and June 27, 2010 was $838,600 and $60,900, respectively, and was attributable to the following:

	39 Weeks Ended	39 Weeks Ended
	July 3, 2011	June 27, 2010
Cost of revenues	$21,800	$13,900
General and administrative expense	816,800	47,000

	$838,600	$60,900

All transactions in which goods or services are the consideration received for equity instruments issued to non-employees are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of any such equity instrument is the earliest to occur of (i) the date on which the third-party performance is complete, (ii) the date on which it is probable that performance will occur, or (iii) if different, the date on which the compensation has been earned by the non-employee. In the 39-week period ended July 3, 2011, we issued warrants to purchase 2,382,400 shares of our common stock, valued at $190,600, to an investment banking firm for services rendered in our Bridge Private Placement. We have recorded this expense as a debt discount, which was fully amortized during the 39-week period ended July 3, 2011.
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
For the 13-week and 39-week periods ended July 3, 2011, stock-based compensation included compensation costs attributable to such periods for those options that were not fully vested upon adoption of ASC 718, Compensation — Stock Compensation, adjusted for estimated forfeitures. We have estimated forfeitures to be 7%, which reduced stock-based compensation cost by $18,000 and $61,000 in the 13-week and 39-week periods ended July 3, 2011, respectively. We made grants of options to purchase 6,927,500 and 50,552,500 shares of common stock in the 13-week and 39-week periods ended July 3, 2011. We made no grants of options in the 13-week and 39-week periods ended June 27, 2010. We made aggregate awards of 0 and 1,800 shares of vested stock to employees in the 13-week and 39-week periods ended June 27, 2010.
At July 3, 2011, the total compensation costs related to nonvested option awards not yet recognized was $2,852,200. The weighted-average remaining vesting period of nonvested options at July 3, 2011 was 1.5 years.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Not required for smaller reporting companies.

Item 4.	Controls and Procedures
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
(b) Changes to Internal Control over Financial Reporting. We have undertaken, and will continue to undertake, an effort for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. This effort, under the direction of senior management, includes the documentation, testing and review of our internal controls. During the course of these activities, we have identified potential improvements to our internal controls over financial reporting, including some that we have implemented in the first three quarters of fiscal 2011, largely the modification or expansion of internal process documentation, and some that we are currently evaluating for possible future implementation. We expect to continue documentation, testing and review of our internal controls on an on-going basis and may identify other control deficiencies, possibly including material weaknesses, and other potential improvements to our internal controls in the future. We cannot guarantee that we will remedy any potential material weaknesses that may be identified in the future, or that we will continue to be able to comply with Section 404 of the Sarbanes-Oxley Act.
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
We have significant debt that must be serviced in cash over the next twelve months. In this interval, this obligation will place priority demands on our liquidity and additional risks if the repayment and covenant obligations of this debt are not fulfilled. As of July 3, 2011, we have a secured subordinated promissory note, with a remaining principal balance of approximately $2.3 million, payable to Timothy Looney pursuant to settlement of litigation, which has existing and increasing monthly debt service obligations through July 2012. We also have approximately $4.1 million of subordinated secured promissory notes, the holders of which can demand repayment any time on or after July 16, 2012. If we choose to allocate some of the proceeds from our various financings to the retirement or service of these notes, such action will substantially decrease our discretionary liquidity and potentially restrict our prospects to increase our total revenues to levels necessary to achieve self-sustaining cash flow from operations. In such an instance or in the event that we are unable to repay our debt when due, we may have to seek additional financing, and there can be no guarantee that such financing would be available on a timely basis, on terms that are acceptable or at all. Failure to meet the repayment or other obligations of our existing debt could result in acceleration of debt maturity, which could materially adversely affect our business, results of operations and financial condition and threaten our financial viability.

We may consider divesting assets to improve our liquidity or to focus our business operations. We sold a large portion of our patent portfolio in 2009 to address our financial needs and may enter into agreements to sell other assets in the future. In order to fund our operations and repay our existing obligations, we may need to sell certain other significant assets and have engaged in preliminary discussions in this regard. We also may wish to divest assets to focus our resources on selected business opportunities. We may not be able to complete such sales, if any, on acceptable terms, on a timely basis or at all, and such sales, if any, could materially adversely affect our future revenues. Furthermore, we have lenders with security interests in substantially all of our assets, and such sales would therefore require such lenders’ consent and not be likely to generate any direct benefits to stockholders and could materially impair our ability to maintain our current operations.
Since 2006, we have engaged in multiple financings, which have significantly diluted existing stockholders and will likely result in substantial additional dilution in the future. Assuming conversion of all of our existing convertible securities as presently authorized and exercise in full of all options and warrants outstanding as of July 3, 2011, an additional approximate 274.6 million shares of our common stock would be outstanding, as compared to the approximately 113.5 million shares of our common stock that were issued and outstanding at that date. Since the start of fiscal 2008 through July 3, 2011, we have issued approximately 110.9 million shares of our common stock, largely to fund our operations and retire debt, resulting in significant dilution to our existing stockholders. Any additional equity or convertible debt financings in the future will likely result in further dilution to our stockholders. Existing stockholders also will suffer significant dilution in ownership interests and voting rights and our stock price could decline as a result of potential future application of price anti-dilution features of our Subordinated Notes, if not waived.
We may need to raise additional capital to fund our operations and service our debt, and if such capital is not available to us on terms that are acceptable to us, on a timely basis or at all, our operations could be seriously curtailed. Largely as a result of the Institutional Financing and Senior Subordinated Notes financing in the first three quarters of fiscal 2011, at July 3, 2011, our working capital deficit had been eliminated but our positive working capital was only approximately $2.0 million. We experienced an operational use of cash in the amount of approximately $13.6 million in the 39-week period ended July 3, 2011. If we are not able to substantially grow our revenues in the near future, we anticipate that we may require additional capital to meet our working capital needs, fund our operations and meet our debt service obligations. We cannot assure you that any additional capital from financings or other sources will be available on a timely basis, on acceptable terms, or at all, or that the proceeds from any financings will be sufficient to address our near term liquidity requirements. If we are not able to obtain needed additional capital, our business, financial condition and results of operations could be materially and adversely affected, and we may be forced to curtail our operations.
We anticipate that our future capital requirements will depend on many factors, including:
•	our ability to meet our current obligations, including trade payables, payroll and fixed costs;

•	our required service on our debt and settlement obligations payable over the next twelve months;

•	our ability to procure additional contracts, and the timing of our deliverables under our contracts;

•	the timing of payments and reimbursements from government and other contracts;

•	our ability to control costs;

•	our ability to commercialize our technologies and achieve broad market acceptance for such technologies;

•	increased sales and marketing expenses;

•	our ability to divest assets as we deem necessary;

•	technological advancements and competitors’ responses to our products;

•	capital improvements to new and existing facilities;

•	our relationships with customers and suppliers; and

•	general economic conditions including the effects of future economic slowdowns, a slump in the semiconductor market, acts of war or terrorism and the current international conflicts.
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
Our Institutional Financing has created substantial and continuing non-cash accounting charges that will make it difficult for us to achieve net profit and positive net worth while our new debt instruments are outstanding. The Subordinated Notes we issued in the Institutional Financing in December 2010, March 2011 and July 2011 contain features that are deemed to create a derivative liability under accounting literature. At July 3, 2011, our aggregate derivative liability was valued at $13,745,000, largely as a result of these instruments. Because of the price volatility of our common stock, this derivative liability could increase substantially in future reporting periods if the market value of our common stock were to increase from the $0.11 per share value of July 3, 2011. Such change in the value of derivative liability would be recorded as an expense in our consolidated statement of operations, making it difficult to achieve net profit. In addition, the aggregate recorded derivative liability has already adversely affected our stockholders’ deficit and any future increases in derivative liability would further adversely affect such stockholders’ deficit, making it more difficult for us to meet criteria for re-listing our common stock on Nasdaq or some other national securities exchange. The effect of these derivative liabilities would ultimately be eliminated if the associated debt instruments were converted to equity pursuant to their terms, but we cannot guarantee such an outcome.
Our Institutional Financing has also established substantial control by our new investors over the outcome of stockholder voting and Board decisions. Costa Brava and Griffin, our new institutional investors, collectively control approximately 49% of our presently issued and outstanding common stock and have the ability to convert their Subordinated Notes into additional shares of common stock at any time, thereby increasing their aggregate percentage ownership. In addition, they have nominated five of the ten directors that serve on our Board of Directors. Accordingly, Costa Brava and Griffin have significant influence over the outcome of matters that require stockholder votes or actions by our Board of Directors, and the ability of other stockholders to influence such outcomes have been correspondingly diminished.
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

Significant sales of our common stock in the public market will likely cause our stock price to fall. The average trading volume of our shares in June 2011 was approximately 30,800 shares per day, compared to the approximately 113.5 million shares outstanding and the additional approximate 274.6 million shares potentially outstanding on a fully diluted basis at July 3, 2011. Other than volume limitations imposed on our affiliates, many of the issued and issuable shares of our common stock are freely tradable. If the holders of freely tradable shares were to sell a significant amount of our common stock in the public market, the market price of our common stock would likely decline. We have obligations to holders of our Subordinated Notes that could require us to register shares of common stock held by them and shares issuable upon conversion of those instruments for resale on a registration statement. If we raise additional capital in the future through the sale of shares of our common stock or instruments convertible into shares of our common stock to private investors, we may, subject to existing restrictions lapsing or being waived, agree to register these shares for resale on a registration statement as we have done in the past. Upon registration, these additional shares would become freely tradable once sold in the public market, assuming the prospectus delivery and other requirements were met by the sellers, and, if significant in amount, such sales could further adversely affect the market price of our common stock. The sale of a large number of shares of our common stock also might make it more difficult for us to sell equity or equity-related securities in the future at a time and at the prices that we deem appropriate.
Because our operations currently depend on government sales, contracts and subcontracts, we face additional risks related to contracting with the federal government, including federal budget issues and fixed price contracts, that could materially and adversely affect our business. Future political and economic conditions are uncertain and may directly and indirectly affect the quantity and allocation of expenditures by federal agencies. Even the timing of incremental funding commitments to existing, but partially funded, contracts or purchase orders can be affected by these factors. The U.S. defense budget for fiscal 2011 was only finalized after a lengthy delay, and we do not yet have full visibility into the scope and timing of possible new government procurement actions to us and the resulting impact of the budgetary delay to our future sales. Cutbacks or re-allocations in the federal budget could have a material adverse impact on our results of operations as long as we sell our products and perform our funded research and development largely for government customers. In this regard, the possible impact, if any, of the recent federal debt ceiling spending agreement is presently unknown. Obtaining government contracts may also involve long purchase and payment cycles, competitive bidding, qualification requirements, delays or changes in funding, budgetary constraints, political agendas, extensive specification development and price negotiations and milestone requirements. Each government agency also maintains its own rules and regulations with which we must comply and which can vary significantly among agencies. Governmental agencies also often retain some portion of fees payable upon completion of a project and collection of these fees may be delayed for several months or even years, in some instances. In addition, a number of our government contracts are fixed price contracts, which may prevent us from recovering costs incurred in excess of budgeted costs for such contracts. Fixed price contracts require us to estimate the total project cost based on preliminary projections of the project’s requirements. The financial viability of any given project depends in large part on our ability to estimate such costs accurately and complete the project on a timely basis. In the event our actual costs exceed fixed contractual costs of either our research and development contracts or our production orders, we will not be able to recover the excess costs.

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
We have cash payment obligations pursuant to a settlement agreement that, if not satisfied, could put a significant strain on our liquidity. In December 2010, we entered into a Settlement Agreement and Release with FirstMark, pursuant to which we settled a lawsuit between FirstMark and us. Pursuant to this Settlement Agreement and Release, we are obligated to pay FirstMark a total sum of $1,235,000 in eighteen monthly payments commencing January 15, 2011. In the event that we do not make a monthly installment payment within 30 days of the date it is due, FirstMark may enter a Confession of Judgment in the amount of the total settlement less any payment made by us prior to such default. If FirstMark were to enter and seek to enforce such a judgment, our liquidity and financial condition could be adversely affected and it would cause a default under our other debt obligations, possibly threatening our financial viability.
We have historically generated substantial losses, which, if continued, could make it difficult to fund our operations or successfully execute our business plan, and could adversely affect our stock price. Since our inception, we have generated net losses in most of our fiscal periods. Had it not been for the gains from a sale of patent assets, the deconsolidation of Optex due to its bankruptcy and a significant reduction of potential future pension expenses, we would have experienced a substantial net loss in fiscal 2009. We experienced a net loss of approximately $11.2 million in fiscal 2010 and approximately $13.9 million in the first three quarters of fiscal 2011. We cannot assure you that we will be able to achieve or sustain profitability in the future. In addition, because we have significant expenses that are fixed or difficult to change rapidly, we generally are unable to reduce expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. We are dependent on support from subcontractors to meet our operating plans and susceptible to losses when such support is delayed. Such factors could cause us to continue to experience net losses in future periods, which will make it difficult to fund our operations and achieve our business plan, and could cause the market price of our common stock to decline.
Our current business depends on a limited number of customers, and if any of these customers terminate or reduce their contracts with us, or if we cannot obtain additional government business in the future, our revenues will decline and our results of operations will be adversely affected. For fiscal 2010, approximately 28%, 20% and 19% of our total revenues were generated from sales and contracts with certain classified U. S. government agencies, the U. S. Army and Optics 1, Inc., a defense contractor, respectively. For the first three quarters of fiscal 2011, sales to Optics 1 accounted for 62% of our total revenues. Although we plan to shift our focus to include the commercialization of our technology, we expect to continue to be dependent upon business with federal agencies and their contractors for a substantial portion of our revenues for the foreseeable future. Our dependency on a few customers increases the risks of disruption in our business or significant fluctuations in quarterly revenue, either of which could adversely affect our total revenues and results of operations.

If we are not able to commercialize our technology, we may not be able to increase our revenues or achieve or sustain profitability. Since commencing operations, we have developed technology, principally under government research contracts, for various defense-based applications. However, since our margins on government contracts are generally limited, and our revenues from such contracts are tied to government budget cycles and influenced by numerous political and economic factors beyond our control, and are subject to our ability to win additional contracts, our long-term prospects of realizing significant returns from our technology or achieving and maintaining profitability will likely also require penetration of commercial markets. In prior years, we have made significant investments to commercialize our technologies without significant success. These efforts included the purchase and later shut down of a manufacturing line co-located at an IBM facility, the formation of the Novalog, MSI, Silicon Film, RedHawk and iNetWorks subsidiaries and the development of various stacked-memory products intended for commercial markets in addition to military and aerospace applications. These investments have not resulted in consolidated profitability to date, other than the profit realized in fiscal 2009 largely from the significant gains described above. Furthermore, a majority of our historical total revenues, including the first three quarters of fiscal 2011, have been generated directly or indirectly from governmental customers.
If we fail to scale our operations adequately, we may be unable to meet competitive challenges or exploit potential market opportunities, and our business could be materially and adversely affected. Our consolidated total revenues in fiscal 2009, fiscal 2010 and the first three quarters of fiscal 2011 were $11.5 million, $11.7 million and $10.6 million, respectively. To become and remain profitable, we will need to materially grow our consolidated total revenues or substantially reduce our operating expenses. Such challenges are expected to place a significant strain on our management personnel, infrastructure and resources. To implement our current business and product plans, we will need to expand, train, manage and motivate our workforce, and expand our operational and financial systems, as well as our manufacturing and service capabilities. All of these endeavors will require substantial additional capital and substantial effort by our management. If we are unable to effectively manage changes in our operations, we may be unable to scale our business quickly enough to meet competitive challenges or exploit potential market opportunities, and our current or future business could be materially and adversely affected.
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

3.4	Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series A-1 10% Cumulative Convertible Preferred Stock (4)

3.5	Certificate of Amendment of Certificate of Incorporation to increase the authorized shares of the Corporation’s common stock and the authorized shares of the Corporation’s Preferred Stock (5)

3.6	Certificate of Amendment of Certificate of Incorporation to reclassify, change, and convert each ten (10) outstanding shares of the Corporation’s common stock into one (1) share of common stock (6)

3.7	Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series A-2 10% Cumulative Convertible Preferred Stock (7)

3.8	Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series B Convertible Preferred Stock (8)

3.9	Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series C Convertible Preferred Stock (9)

3.10	Certificate of Amendment dated March 9, 2011 to Certificate of Incorporation to increase the authorized shares of the Company’s Common Stock (10)

10.1	Form of Joinder Agreement (11)

10.2	2011 Omnibus Incentive Plan (12)

10.3	Form of Non-Incentive Stock Option Agreement under the 2011 Omnibus Incentive Plan (13)

10.4	Form of Incentive Stock Option Agreement under the 2011 Omnibus Incentive Plan (14)

10.5	Form of Restricted Stock Agreement under the 2011 Omnibus Incentive Plan (15)

10.6	Senior Management Performance Bonus Plan (16)

10.7	Form of 12% Subordinated Secured Convertible Notes due December 23, 2015 issued on July 1, 2011 (17)

10.8	Security Agreement dated July 1, 2011 (18)

10.9	Second Omnibus Amendment dated July 1, 2011 (19)

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) the Condensed Consolidated Balance Sheets at July 3, 2011 and October 3, 2010, (ii) the Condensed Consolidated Statements of Operations for the 13 weeks and 39 weeks ended July 3, 2011 and June 27, 2010, (iii) the Condensed Consolidated Statement of Stockholders’ Deficit, (iv) the Condensed Consolidated Statements of Cash Flows for the 39 weeks ended July 3, 2011 and June 27, 2010, and (v) the Notes to Condensed Consolidated Financial Statements.*

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003.

(2)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on September 21, 2007 and by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 29, 2010.

(3)	Incorporated by reference to Exhibit 3.3 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on April 18, 2008.

(4)	Incorporated by reference to Exhibit 3.4 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on April 18, 2008.

(5)	Incorporated by reference to Exhibit 3.5 to the Registrant’s Current Report on Form 8-K filed on August 27, 2008.

(6)	Incorporated by reference to Exhibit 3.6 to the Registrant’s Current Report on Form 8-K filed on August 27, 2008.

(7)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on March 24, 2009.

(8)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 1, 2009.

(9)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 4, 2010.

(10)	Incorporated by reference to Exhibit No. 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2011.

(11)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 6, 2011.

(12)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 15, 2011.

(13)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 15, 2011.

(14)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 15, 2011.

(15)	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on March 15, 2011.

(16)	Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on March 15, 2011.

(17)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 7, 2011.

(18)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 7, 2011.

(19)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 7, 2011.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Irvine Sensors Corporation (Registrant)
Date: August 17, 2011	By:	/s/ John J. Stuart, Jr.
John J. Stuart, Jr.
Chief Financial Officer (Principal Financial and Chief Accounting Officer)

Exhibit Index

3.1	Certificate of Incorporation of the Company, as amended (1)

3.2	By-laws, as amended and currently in effect (2)

3.3
Certificate of Elimination of the Series B Convertible Cumulative Preferred Stock, Series C Convertible Cumulative Preferred Stock, Series D Convertible Preferred Stock and Series E Convertible Preferred Stock (3)

3.4	Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series A-1 10% Cumulative Convertible Preferred Stock (4)

3.5	Certificate of Amendment of Certificate of Incorporation to increase the authorized shares of the Corporation’s common stock and the authorized shares of the Corporation’s Preferred Stock (5)

3.6	Certificate of Amendment of Certificate of Incorporation to reclassify, change, and convert each ten (10) outstanding shares of the Corporation’s common stock into one (1) share of common stock (6)

3.7	Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series A-2 10% Cumulative Convertible Preferred Stock (7)

3.8	Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series B Convertible Preferred Stock (8)

3.9	Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series C Convertible Preferred Stock (9)

3.10	Certificate of Amendment dated March 9, 2011 to Certificate of Incorporation to increase the authorized shares of the Company’s Common Stock (10)

10.1	Form of Joinder Agreement (11)

10.2	2011 Omnibus Incentive Plan (12)

10.3	Form of Non-Incentive Stock Option Agreement under the 2011 Omnibus Incentive Plan (13)

10.4	Form of Incentive Stock Option Agreement under the 2011 Omnibus Incentive Plan (14)

10.5	Form of Restricted Stock Agreement under the 2011 Omnibus Incentive Plan (15)

10.6	Senior Management Performance Bonus Plan (16)

10.7	Form of 12% Subordinated Secured Convertible Notes due December 23, 2015 issued on July 1, 2011 (17)

10.8	Security Agreement dated July 1, 2011 (18)

10.9	Second Omnibus Amendment dated July 1, 2011 (19)

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) the Condensed Consolidated Balance Sheets at July 3, 2011 and October 3, 2010, (ii) the Condensed Consolidated Statements of Operations for the 13 weeks and 39 weeks ended July 3, 2011 and June 27, 2010, (iii) the Condensed Consolidated Statement of Stockholders’ Deficit, (iv) the Condensed Consolidated Statements of Cash Flows for the 39 weeks ended July 3, 2011 and June 27, 2010, and (v) the Notes to Condensed Consolidated Financial Statements.*

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003.

(2)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on September 21, 2007 and by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 29, 2010.

(3)	Incorporated by reference to Exhibit 3.3 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on April 18, 2008.

(4)	Incorporated by reference to Exhibit 3.4 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on April 18, 2008.

(5)	Incorporated by reference to Exhibit 3.5 to the Registrant’s Current Report on Form 8-K filed on August 27, 2008.

(6)	Incorporated by reference to Exhibit 3.6 to the Registrant’s Current Report on Form 8-K filed on August 27, 2008.

(7)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on March 24, 2009.

(8)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 1, 2009.

(9)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 4, 2010.

(10)	Incorporated by reference to Exhibit No. 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2011.

(11)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 6, 2011.

(12)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 15, 2011.

(13)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 15, 2011.

(14)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 15, 2011.

(15)	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on March 15, 2011.

(16)	Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on March 15, 2011.

(17)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 7, 2011.

(18)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 7, 2011.

(19)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 7, 2011.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.