Form 10-K
period 2011-10-02
IRVINE SENSORS CORP/DE/
filed 2011-12-29
CIK 357108

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 2, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock held beneficially by non-affiliates of the registrant on April 1, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $5.9 million, based on the closing sales price of the registrant’s common stock as reported by the Over-The-Counter Bulletin Board on that date (which was the market on which the common stock was traded at such time). For the purposes of the foregoing calculation only, all of the registrant’s directors, executive officers and holders of ten percent or greater of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

As of December 5, 2011, there were 113,695,834 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Information required by Items 10 through 14 of Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference to portions of the registrant’s definitive proxy statement for the registrant’s 2012 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended October 2, 2011. Except with respect to the information specifically incorporated by reference in this Form 10-K, the registrant’s definitive proxy statement is not deemed to be filed as a part of this Form 10-K.

IRVINE SENSORS CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED OCTOBER 2, 2011

ISC8™, Irvine Sensors®, Neo-Chip™, Neo-Stack®, TOWHAWK®, Novalog™, Personal Miniature Thermal Viewer™, PMTV®, Eagle Boards™, and RedHawk™ are among the Company’s trademarks. Any other trademarks or trade names mentioned in this report are the property of their respective owners.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this report, the terms “ISC8”, “Irvine Sensors,” the “Company,” “we,” “us” and “our” refer to Irvine Sensors Corporation (“ISC”) and its subsidiaries.

This report contains forward-looking statements regarding the Company, which include, but are not limited to, statements concerning our projected revenues, expenses, gross profit and income, mix of revenue, demand for our products, the need for additional capital, our ability to obtain and successfully perform additional new contract awards and the related funding of such awards, our ability to repay our outstanding debt, market acceptance of our products and technologies, the competitive nature of our business and markets, the success and timing of new product introductions and commercialization of our technologies, product qualification requirements of our customers, the need to divest assets, our significant accounting policies and estimates, and the outcome of expense audits. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “attempting,” “potential,” “believes,” “seeks,” “estimates,” “should,” “may,” “will”, “with a view to” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Such factors include, but are not limited to the following:

•	our ability to obtain additional financing for working capital and operational needs, if required, on acceptable terms, in a timely manner or at all;

•	our ability to divest assets as we deem necessary on favorable terms, in a timely manner or at all;

•	changes in the fair value of derivative instruments expense;

•	our ability to repay our outstanding debt and settlement obligations when due;

•	U.S Government agendas, budget issues and constraints and funding or approval delays;

•	our ability to obtain critical and timely product and service deliveries from key vendors;

•	our ability to successfully execute our business and operating plans and control costs and expenses;

•	our ability to obtain expected and timely bookings and orders resulting from existing contracts;

•	our ability to secure and successfully execute additional product orders and contracts, and achieve greater backlog;

•	our ability to fulfill our backlog;

•	our ability to maintain adequate internal controls and disclosure procedures, and maintain compliance with Section 404 of the Sarbanes-Oxley Act;

•	our ability to introduce new products, gain broad market acceptance for such products and ramp up manufacturing in a timely manner;

•	new products or technologies introduced by our competitors, many of whom are bigger and better financed than us;

•	the pace at which new markets develop;

•	our ability to establish and maintain strategic partnerships to develop our business;

•	our market capitalization;

•	general economic and political instability; and

•	those additional factors which are listed under the section “Risk Factors” in Part II, Item 1A of this report.

We do not undertake any obligation to revise or update publicly any forward-looking statements for any reason, except as required by law. Additional information on the various risks and uncertainties potentially affecting our operating results are discussed below and are contained in our publicly filed documents available through the SEC’s website (www.sec.gov) or upon written request to our Investor Relations Department at 3001 Red Hill Avenue, Building 4, Costa Mesa, California 92626.

PART I

Item 1.	Business

General

We are a company actively engaged in the design, development, manufacture and sale of security products, particularly cyber security solutions for commercial and U.S. Government applications, that utilize technologies that we have pioneered for three-dimensional (“3-D”) stacking of semiconductors, anti-tamper systems, high-speed processor assemblies and miniaturized vision systems and sensors. In addition, we offer 3-D chip stacking solutions for other customer applications. We also perform customer-funded contract research and development related to these products, mostly for U.S. Government customers or prime contractors, including for applications that utilize miniature vision systems and sensors. We generally use contract manufacturers to produce our products or their subassemblies, and most of our current operations, other than those of our Texas office at which our cyber security development is based, occur at a leased facility in Costa Mesa, California, although we have a few employees and consultants in various other locations nationwide.

We have historically derived a substantial majority of our total revenues from U.S. Government-funded sources and anticipate this to continue in the immediately foreseeable future. However, as discussed below, we have products in development intended to shift our focus toward commercial applications. We have introduced cyber security and 3-D stacked semiconductor products that incorporate our technologies, which were initially intended for both U.S. Government and commercial applications, and certain thermal imaging products intended for military use. In October 2011, we entered into an Asset Purchase Agreement with our strategic partner in our thermal imaging business (the “Thermal Imaging APA”) to monetize our thermal imaging assets and market position through a sale of those assets (the “Thermal Imaging Asset Sale”). Consummation of the Thermal Imaging Asset Sale is subject to stockholder approval, which is being sought at a special stockholders meeting scheduled for January 2012, and U.S. Government regulatory approval, which is in process. Certain of our stockholders holding in the aggregate approximately 49% of our outstanding shares of common stock have entered into a Stockholder Voting and Support Agreement pursuant to which they have agreed to vote in favor of the Thermal Imaging Asset Sale, subject to certain terms and conditions. Furthermore, we are not presently aware of any circumstances that would prevent obtaining U.S. Government regulatory approval, although that outcome or its timing cannot be guaranteed. If the Thermal Imaging Asset Sale is consummated, we will no longer sell our thermal imaging products.

Even as we continue to serve and support our customers, we are focusing our resources toward increasing revenues from sales of commercial products and services, particularly in cyber security applications and 3-D chip stacking products. To facilitate the development of our family of scalable cyber security products and solutions, such as intrusion prevention systems, in April 2011, we opened and commenced staffing of a new development office in Richardson, Texas, a suburb of Dallas. We selected that location because the Dallas area has a concentration of the highly technical personnel that we need to develop and enhance our offerings in cyber security.

In November 2011, we rebranded our company to “ISC8”, in order to call attention to our cyber security commercialization activities. At our Special Stockholders Meeting scheduled for January 2012, we intend to ask stockholders to approve an amendment to our Certificate of Incorporation to formally change our name from Irvine Sensors Corporation to ISC8 Inc.

Other than the fiscal year ended September 27, 2009 (“Fiscal 2009”), during which we sold substantial patent assets (our “Patent Sale and License”), we have a history of unprofitable operations. In the 53 weeks ended October 3, 2010 (“Fiscal 2010”) and the 52 weeks ended October 2, 2011 (“Fiscal 2011”), we continued to experience unprofitable operations, due to insufficient total revenues to fully absorb our costs and expenses. With respect to our investments in staff and infrastructure, the advanced technical and multi-disciplinary content of our technologies places a premium on a stable and well-trained work force. As a result, we have historically maintained our work force as much as possible even when anticipated revenues were delayed, a recurring circumstance that has resulted in under-utilization of our labor force for revenue generation from time to time.

Our current increased emphasis on securing commercial sales of our products is, in part, motivated by the desire to achieve more predictable revenues that could mitigate this effect, but we anticipate we may continue to experience underutilization of our workforce in the near future. During Fiscal 2011, we implemented a reduction-in-force to decrease this effect. We have not yet demonstrated the level of sustained revenue that we believe is required to sustain profitable operations. Our ability to recover our investments through the cost-reimbursement features of certain of our U.S. Government contracts is constrained due to both regulatory and competitive pricing considerations.

In Fiscal 2010, one of our existing purchase orders with Optics 1, Inc. (“Optics 1”), of Manchester, New Hampshire, an optical systems designer and manufacturer and our strategic partner for certain thermal imaging products, was modified to include initial units of clip-on thermal imager systems to be built under a $37.8 million contract awarded to Optics 1 by the Naval Surface Warfare Center of Crane, Indiana. We are acting as a subcontractor for this contract and are supplying thermal imaging cores to Optics 1 for integration into such clip-on systems. Prior to this award, we and Optics 1 had been jointly developing a clip-on thermal imaging system over the last several years under U.S. Government sponsorship, based on technology originally conceived by us. Our clip-on thermal imaging system has been designed to clip onto existing military night vision goggles to provide users with thermal images to complement the amplified low-light images that such goggles currently provide. Such dual capability is intended to both enhance imagery obtainable from the existing night vision goggles as well as provide images in circumstances where physical barriers, atmospheric conditions or lack of light limit the effectiveness of the existing goggles. We have subsequently received additional releases of clip-on thermal imager orders from Optics 1 that contributed to a substantial increase in our backlog and our realized product sales in Fiscal 2011. Our technology and capability for manufacturing clip-on thermal imagers are included in the Thermal Imaging Asset Sale, if it is consummated.

To offset the adverse working capital effect of our net losses, we have historically financed our operations through multiple debt and equity financings. To finance the December 2005 acquisition of a subsidiary, now discontinued, we had incurred material long-term debt at that time, and we exchanged a significant portion of that debt for preferred stock that was convertible into our common stock. Since September 30, 2007 through Fiscal 2011, we have issued approximately 111.0 million shares of our common stock, an increase of approximately 4,136% from the approximately 2.7 million shares of our common stock outstanding at that date, which has resulted in a substantial dilution of stockholder interests. At the end of Fiscal 2011, our fully diluted common stock position was approximately 415.7 million shares, which assumes the conversion into common stock of all of the Company’s preferred stock and convertible notes outstanding at the end of Fiscal 2011 and the exercise for cash of all warrants and options to purchase the Company’s securities outstanding as of that time. At the end of Fiscal 2011, we had approximately $22.5 million of debt, exclusive of debt discounts, of which a substantial majority was incurred in Fiscal 2011.

None of our subsidiaries accounted for more than 10% of our total assets at the end of Fiscal 2011 or had separate employees or facilities. In December 2010, we issued and sold to two accredited investors, Costa Brava Partnership III L.P. (“Costa Brava”) and The Griffin Fund LP (“Griffin”), 12% Subordinated Secured Convertible Notes due December 23, 2015 (the “Subordinated Notes”) in the aggregate principal amount of $7,774,800, and agreed to issue and sell in a subsequent closing not later than April 30, 2011 (subject to certain conditions) additional Subordinated Notes (the “Milestone Notes”) to Costa Brava and Griffin for an aggregate purchase price of $1.2 million (collectively, the “Institutional Financing”). The Milestone Notes were issued in March 2011. In July 2011, we issued additional Subordinated Notes to Costa Brava, Griffin and three other accredited investors in the aggregate principal amount of $5,000,000. As a result of the Institutional Financing and the related management and organizational changes that occurred in Fiscal 2011, we currently report our operating results and financial condition in a single segment.

The Company was incorporated in California in December 1974 and was reincorporated in Delaware in January 1988. Our principal executive offices are located at 3001 Red Hill Avenue, Building 4, Costa Mesa, California 92626. Our telephone number is (714) 549-8211, and our website address is www.ISC8.com. The inclusion of our website address in this report does not include or incorporate by reference into this report any information contained in, or that can be accessed through, our website.

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

We are currently offering products in the following areas:

Cyber Security Systems.    Under U.S. Government sponsorship, we have developed processing boards and related subsystems and electronic chassis that utilize our proprietary packaging technology to achieve very high processing speeds. We refer to our proprietary technology that demonstrate this capability as EAGLE™ technology. We refer to application-specific uses and commercial embodiment of our EAGLE technology as our CYBER products. We believe our CYBER products have a number of potential U.S. Government and commercial applications, including network and electronic security. Under U.S. Government development contracts, we have delivered a demonstration unit of the EAGLE technology capable of continuous packet inspection of network data streams. We are presently developing more robust versions of our CYBER products intended for commercial applications.

Miniaturized Infrared Cameras.    We presently have a number of products that incorporate imaging devices using infrared detectors that create images by sensing the heat emitted by objects being viewed. We believe such technology is directly applicable to applications requiring vision at night or in smoke-filled environments. We have initially focused on low-power, rugged infrared cameras for military, security and surveillance applications. The combination of our miniaturization capabilities with advanced electronic packaging has led to the development of virtually “instant-on” infrared cameras and thermal imagers, a related Personal Miniature Thermal Viewer™ or PMTV® and our thermal imaging cores for clip-on systems. We have shipped such products to several customers for use in military applications. We also believe that products utilizing this core technology could have utility in potential commercial applications such as thermal viewers for firefighters and medical imaging applications. Our miniaturized infrared camera technologies and products will be included in the Thermal Imaging Asset Sale, it if it consummated, which would result in our no longer offering our current thermal imaging products.

Anti-Tamper Products.    We offer anti-tamper products that incorporate flash memories and processors that are designed to achieve high storage density and processing speed for advanced embedded technologies developed by us and U.S. Government agencies to protect stored data from improper access or tampering. We have delivered sample quantities of such devices to various potential customers, including stand-alone high density flash drives with capacities of up to one (1) terabyte storage.

Unattended Aerial Sensor Systems.    In conjunction with a strategic partner, we offer an unattended aerial sensor system, TOWHAWK®, which consists of a small unmanned airplane with integrated sensor systems initially designed for tactical military applications that can be launched from ground combat vehicles without exposing the crews of such vehicles to hostile fire. We are also exploring applications of this system to other possible markets such as border security. We have achieved successful demonstrations of TOWHAWK that have elicited expressions of interest from potential military customers, but have not yet generated any sales of this product.

Stacked Chip Assemblies.    We have developed a family of standard products consisting of stacked memory chips and stacked system assemblies in a package that are used for numerous applications, both U.S. Governmental and commercial. Our technology is applicable to stacking a variety of microchips, both packaged and unpackaged, that we believe can offer speed and capacity advantages while reducing size, weight and power usage of computing components and systems. In addition, since our technology reduces the number of interconnections between chips, we believe potential system failure points can also be reduced through chip stacking. We anticipate that the features achievable with our chip stacking technology could have applications in space and in aircraft, as well as in various other commercial and U.S. Governmental applications where size, weight, power usage and performance are important considerations.

We have introduced a number of stacked-chip products that are primarily oriented toward high density memory applications of customers that are seeking to emulate the performance of advanced monolithic memory chip packages by the stacking of two or more standard memory packages. These types of stacked chip-package products are also available from competitors, but we believe that our chip-package stacking technology has advantages in terms of size, weight, power usage and performance over that of our competitors. Since our introduction of such products, our focus has been delivery of our stacked-chip products to selected U.S. Government agencies or contractors. We are now seeking to increase our distribution and partnership channels for our stacked-chip products.

Customer demand for enhanced performance of electronic systems has produced a wide variety of competitors and competitive systems offering high-density microelectronics ranging from various three-dimensional designs to highly dense two-dimensional designs. Although some of our competitors are better financed, more experienced and organizationally stronger than us, we are not aware of any system in existence or under development that can stack chips more densely than our three-dimensional approach. See “Business — Competition.” Also, we believe the fact that our products are completely designed and manufactured domestically, may result in an advantage over our competition for customers who are incorporating our products into goods and services sold to the U.S. Government.

Potential Product Applications

Cognitive Systems.    We have received a number of contracts in recent years from U.S. Government agencies regarding the development of cognitive systems employing artificial neural networks and applications thereof. Neural networks contain large numbers of processing nodes that continuously interact with each other, similar to the way that the neurons of a human brain interact to process sensory stimuli. Neural networks are the subject of scientific inquiry because pattern recognition and learning tasks, which humans perform well, and computers perform poorly, appear to be dependent on such processing. Neither conventional computers nor advanced parallel processors currently have the interconnectivity needed to emulate neural network processing techniques. We have received substantial funding of U.S. Government research and development contracts in recent fiscal years intended to advance the maturity of the technologies required for cognitive sensors employing neural networks. We are presently pursuing additional U.S. Government research and development contracts to provide demonstration products to various branches of the Department of Defense incorporating this technology. We believe our chip stacking technologies could provide a way to achieve the very high levels of interconnectivity necessary to construct an efficient artificial neural network. While the full product embodiment of our neural network technology is expected to be years away, we have made successful demonstrations of our technology as applied to the analysis of real-world data to the U.S, Government agencies that have funded our development. We intend to continue to pursue research and development in this area in order to broaden the potential product application of the technology. We will also be applying aspects of the cognitive systems technology we have developed to date and have under development to our family of CYBER products.

Active Imaging Systems.    Many of the potential U.S. Government applications for which we have received developmental funding over the years have involved advanced techniques for acquiring and interpreting images. In the fiscal year ended October 1, 2006, we successfully developed and delivered a space-based active imaging system that has been deployed and, in the fiscal year ended September 30, 2007, we received a contract to develop another such system. We have received additional contract awards for related projects that may help us to further explore active imaging product applications.

3-D Systems.    In the fiscal year ended September 27, 1998, we commenced exploration of a technology to stack chips of different functionality and dimensions within the same chip stack, in effect creating a complete, miniaturized electronic system that can be embedded in a higher-level product. We refer to this technology as Neo-Stack™. In the fiscal year ended October 3, 1999, the first of a series of U.S. patents was granted related to our Neo-Stack technology. We initially demonstrated our Neo-Stack technology to support a U.S. Government program to develop a wearable computer. We are presently developing potential commercial applications of this technology under other U.S. Government contracts. We believe that our Neo-Stack approach may offer advantages in terms of compactness and power consumption to developers of a wide variety of embedded computer and control systems. We have developed this technology to the point at which we are delivering specialized products to U.S. Government agencies. We plan to expand our market focus for 3-D systems, along with our product and service capabilities for such systems.

Application Specific Electronic Systems.    We have developed a number of application specific electronic systems to prototype status under various U.S. Government development contracts. Potential applications include physical and electronic security, visible spectrum cameras, and biomedical instrumentation and monitoring. We are seeking U.S. Government and commercial sponsors or partners to advance these developments to product status, but we cannot guarantee our success in these endeavors.

Infrared Sensors.    The focus of our original U.S. Government funded research and development and some of our subsequent follow-on contract awards in recent years has been in the field of U.S. Government applications of infrared sensors. If our Thermal Imaging Asset sale is consummated, we will discontinue the offering of our thermal imaging products, although we will be free to continue to support U.S. Government-funded development related to infrared sensors.

Manufacturing

We primarily use contract manufacturers to fabricate and assemble our stacked chip, microchip and sensor products. At our current limited levels of sales of these products, we typically use single contract manufacturing sources for such products and, as a result, we are vulnerable to disruptions in supply. However, for these single-sourced products, we use semiconductor fabrication and related manufacturing sources that we believe are generally widely available. Also, we are currently enhancing our ability to manufacture these products internally at our facility in Costa Mesa, California. We currently assemble and test our thermal camera products ourselves, given their relatively low volumes, although we rely on contract manufacturers for the sub-assemblies involved in the manufacture of such products. During Fiscal 2011, we expanded our manufacturing capacity for such products. Our manufacturing activities for thermal camera products primarily consist of assembly, calibration and test. We use contract manufacturers for production of our visible camera products, except for final testing, which we perform ourselves. Our various thermal and visible camera products presently rely on a limited number of suppliers of imaging chips that are adequate for the quality and performance requirements of our products, which makes us vulnerable to potential disruptions in supply.

Our original bare chip/die stacking technology involves a standard manufacturing process that fabricates cubes comprising multiple die layers along with ceramic cap and base substrates laminated with an extremely thin non-silicon layer and interconnected with a thin-film bus metallization to bring the chip input/output signals out to the top surface of the stacks. The cubes can then be segmented or split into subsections as required for the particular product configuration being built. Finally, the cubes, mini-cubes or short stacks are burned in, tested, graded, kitted for packaging, out-sourced for packaging and screening, and returned for final testing. Our facility is designed for low volume and prototype production of such parts. We are partnering with external suppliers to deliver low volume production quantities of our 3-D systems.

We have also developed an advanced process of ultra-high density stacking in which we first embed more than one bare chip or supporting electronics component in an adhesive layer, thereby creating what we refer to as a Neo-Chip.™ We then use manufacturing processes similar to our original bare chip stacking technology to stack these Neo-Chips, resulting in a Neo-Stack.

In the last several years, we have introduced what we believe are more cost-competitive stacked packaged chip products that are manufactured with current state-of-the-art manufacturing technologies. Some of our newer products use manufacturing processes that are designed to also be compatible with stacking of Neo-Chip products in the future. We use independent third party-qualified source vendors for the manufacturing of these products. We currently do not have any long-term manufacturing contracts for any of our products.

The primary components of our camera products are custom printed circuit boards, commercially available integrated circuits and detectors. We typically design these products to be manufactured by third parties using readily available components from multiple sources. While we do not have any long-term arrangements with suppliers for the purchase of these materials, we believe we should have sufficient capacity to address our near term manufacturing needs.

We obtain the small unmanned airplane element of TOWHAWK from a strategic partner that offers such units for other applications. We have assembled the sensor elements of the TOWHAWK system and integrated such sensors elements with the TOWHAWK airframe for the demonstration units of this product in our own facility.

Because of the nature of the sophisticated work performed under our research and development contracts, we design and assemble equipment for testing and prototype development. We also use this equipment to seek, qualify for and perform additional contract research and development for our customers.

Backlog

Funded backlog includes amounts under contracts that have been awarded to us and for which we have authority to bill for work under such contracts. At November 27, 2011, our consolidated funded backlog was approximately $3.1 million compared to approximately $7.4 million at November 28, 2010. We expect, but cannot guarantee, that a substantial portion of our funded backlog at November 27, 2011 will result in revenue recognized in the next twelve months. In addition, our U.S. Government research and development contracts and product purchase orders typically include unfunded backlog, which is funded when the previously funded amounts have been expended or product delivery schedules are released. We are also continuing to negotiate for additional research and development contracts and commercial product sales. Many of these proposals for additional research and development contracts are submitted under the Small Business Innovation Research (“SBIR”) provisions of all U.S. Government agencies that conduct funded research and development. In Fiscal 2010 and Fiscal 2011, we generated approximately $1.8 million and $1.3 million, respectively, of funded revenue from SBIR contracts. Although our reliance on SBIR contracts as a revenue source has declined as our contracts procured through other channels have increased, we continue to view SBIR contracts as an important source of both technological improvement and revenues. However, we cannot guarantee that future SBIR contracts will be awarded, or if awarded, will match or exceed our historical experience or that such contract awards will be profitable or lead to other projects. We may not be successful in securing any additional SBIR contract awards in the future. Failure to continue to obtain these SBIR awards and other funded research and development contracts in a timely manner, or at all, could materially and adversely affect our business, financial condition and results of operations.

Customers and Marketing

With our increasing emphasis on developing potential non-military uses of our technology, we are devoting substantial resources to the marketing of our cyber security and 3-D chip stacking products to a variety of potential commercial customers.

Prior to this recent emphasis on potential cyber security and 3-D chip stacking for commercial applications, we have primarily focused our marketing on the obtaining of research and development contracts from U.S. Government agencies or contractors to those agencies and the sale of our thermal imaging products to similar customers. We intend to continue to seek and prepare proposals for additional research and development contracts from such sources, but will no longer market our thermal imaging products if our Thermal Imaging Asset Sale is consummated. We believe that there will continue to be funds directed to advanced technology systems and research programs for which we are qualified to compete. We believe that we are well-positioned to compete for some potential programs of this nature, although we cannot guarantee our success.

We market our stacked, packaged memory products to both aerospace and commercial users of such devices, at both original equipment manufacturers (“OEMs”) and component manufacturers. To date, we are delivering such products to U.S. Government agencies and contractors, but have only achieved modest success in receiving production orders for our stacked, packaged memory and chip systems products from commercial customers. We have expressions of interest from some potential new customers for aerospace applications, but we cannot guarantee that we will be successful in securing orders from such customers. We have marketing staff with relevant industry experience for these products, but do not yet have sufficient history to predict our potential penetration of significant opportunities in this area.

In Fiscal 2010 and Fiscal 2011, our marketing efforts with respect to our thermal imaging products were largely in support of our strategic partner to whom we sell our clip-on thermal imaging cores. If our Thermal Imaging Asset Sale is consummated, we would expect to discontinue such marketing in the balance of the 52-week period ended September 30, 2012 (“Fiscal 2012”) subsequent to the closing of such Thermal Imaging Asset Sale.

Our microchip products are generally marketed directly to OEMs. Our related inertial sensors, namely gyros and accelerometers, are marketed through our licensee of such products, with an initial emphasis on automotive applications. The ability of this licensee to successfully market these products may be reduced as a result of our Patent Sale and License.

In Fiscal 2011, direct contracts with various military services and branches of the U.S. Government accounted for approximately 23% of our total revenues and subcontracts with prime U.S. Government contractors accounted for approximately 76% of our total revenues. The remaining less than 1% of our total revenues in Fiscal 2011 was derived from non-government sources. Revenues derived directly or indirectly from Optics 1, Inc., a defense contractor, and the U.S. Air Force accounted for approximately 59% and 10% respectively, of our total revenues in Fiscal 2011. The loss of either of these customers would have a material adverse impact on our business, financial condition and results of operations. No other single U.S. Governmental or non-U.S. Governmental customer accounted for more than 10% of our total revenues in Fiscal 2011.

Contracts with U.S. Government agencies may be suspended or terminated by the U.S. Government at any time, subject to certain conditions. Similar termination provisions are typically included in agreements with prime contractors. While we have only experienced a small number of contract terminations, none of which were recent, we cannot assure you that we will not experience suspensions or terminations in the future. Any such termination could cause a disruption of our revenue stream, materially adversely affect our liquidity and results of operations and could result in employee layoffs.

We focus marketing in specific areas of interest in order to best use our relatively limited marketing resources. We are managing our marketing through centralized coordination of the lead individuals with specific responsibilities for our different product families.

Competition

The market for products that address the security requirements of electronic data transmission and storage is both large and diverse. As such, the competition to serve this market is similarly diverse and is populated by a wide variety of competitors, many of which are larger, are better financed and have more market standing than us. We believe that competitors that we could encounter when marketing our potential CYBER products may include such companies as McAfee, Inc., Arbor Networks, Damballa, Inc., Fidelis Security Systems, FireEye, Inc., Trend Micro Incorporated, Juniper Networks, Palo Alto Networks and Fortinet, Inc. The prior exposure and strength of such competitors may make it difficult for us to successfully compete in this market.

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

We are aware of two primary competitors that have developed or acquired competing approaches to high-density chip stacking: 3D Plus and Vertical Circuits, Inc. In addition, there are several independent companies such as Tessera Technologies and divisions of large companies that have various competitive technologies for stacking a limited number of chips in packaged form. We believe that demand for such products may increase in the future and may attract additional competitors, which may make it more difficult for us to successfully compete in this market.

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

We believe that our major competitors for miniaturized infrared camera products are BAE Systems, Inc., EG&G Judson, FLIR Systems, Inc., Insight Technology, Inc., L-3 Communications; Lockheed Martin Corporation, Northrop Grumman Corporation, OptoElectronics-Textron, Inc., Texas Instruments, Inc. and The Boeing Company We believe that our current miniaturized infrared thermal imaging products have some size, weight and power advantages over comparable products of these competitors, but that these competitors have greater financial, labor and capital resources than us, and accordingly, we may not be able to compete successfully in this market.

We are unaware of any current competitors for our TOWHAWK product, although we believe that AeroVironment, Inc. has the capability to enter the market for this particular application, should it choose to do so.

Research and Development

We believe that U.S. Government and commercial research and development contracts, along with contracts for deliveries of specialized 3-D chip stack assemblies to U.S. Government agencies, will provide a portion of the funding necessary for continuing development of some of our products. However, the manufacture of our planned and existing products in commercial volume will require substantial additional funds, which may involve additional equity or debt financing or a joint venture, license or other arrangement. Furthermore, the development of some of our contemplated CYBER products is likely to require substantial external funding. We cannot assure you that sufficient funding will be available from U.S. Government or other sources or that we will successfully develop new products for volume production.

Our consolidated research and development expenses for Fiscal 2011 and Fiscal 2010 were approximately $3.7 million and $2.6 million, respectively. These expenditures were in addition to the cost of revenues associated with our customer-sponsored research and development activities. The greater spending level of our own funds on research and development in Fiscal 2011, as opposed to Fiscal 2010, was substantially due to the initiation in Fiscal 2011 of our initiative to commercialize our cyber security products.

We have historically funded our research and development activities primarily through contracts with the U.S. Government and U.S. Government contractors and with funds from our equity and debt financings.

Patents, Trademarks and Licenses

We primarily protect our proprietary technology by seeking to obtain, where practical, patents on the inventions made by our employees. In March 2009, we sold most of our then-existing patent and patent applications in our Patent Sale and License for $9.5 million of cash consideration and a world-wide, royalty-free, non-exclusive license to continue to use the patented technology in our business. Subsequent to our Patent Sale and License, as of October 2, 2011, we had 73 U.S. patent applications pending. We also have a perpetual, world-wide, royalty-free, non-exclusive license to 85 currently effective U.S. and foreign patents and 14 U.S. patent applications pending that had been assigned to us, and that we sold pursuant to our Patent Sale and License. Foreign patent applications corresponding to several of the U.S. patents and patent applications sold in our Patent Sale and License were also pending as of October 2, 2011. We cannot assure you that any additional patents will be issued in the U.S. or elsewhere and assigned to us. Moreover, the issuance of a patent does not carry any assurance of successful application, commercial success or adequate protection. We cannot assure you that any patents that may issue and be assigned to us in the future will be upheld if we seek enforcement of our patent rights against an infringer or that we will have sufficient resources to prosecute our rights. We also cannot assure you that any future patents will provide meaningful protection from competition. Furthermore, the purchaser of the patents and patent applications sold pursuant to the Patent Sale and License is able to use those patents for any purpose, including possible competition with us, or to pursue potential infringers of these patents, which could result in defensive challenges to the validity of such patents. If others were to claim that we are using technology covered by patents held by them, we would evaluate the necessity and desirability of seeking a license from the patent holder. Such claims of infringement could adversely affect out sales and prospects. We cannot guarantee that we are not infringing on other patents or that we could obtain a license if we were so infringing.

The products and improvements that we develop under U.S. Government contracts are generally subject to royalty-free use for U.S. Government applications. However, we have negotiated certain “non-space” exclusions in U.S. Government contracts and have the right to file for patent protection on commercial products that may result from U.S. Government-funded research and development activities.

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

We have granted a perpetual non-exclusive license to the gyro and accelerometer technology of our subsidiary, MicroSensors, Inc. (“MSI”), to a third party for further development of this technology targeted for automotive and certain aerospace applications. To date, this license has not generated any material royalties, and we cannot assure you that it will generate any material royalties in the future. Furthermore, to the extent that any future royalties are based on use of the technology sold in our Patent Sale and License, the purchaser of those patent assets would be entitled to such royalties.

Certification Standard

In October 2004, our business and quality management systems were certified to be compliant with the International Organization for Standardization ISO 9001:2000 Standard. In November 2006, May 2007, October 2008 and October 2009, our certification to this standard was reaffirmed. Subsequently, we upgraded our business and quality management systems, and in October 2010, our systems were certified to be compliant with the International Organization for Standardization ISO 9001:2008 Standard.

Employees

As of December 2, 2011, we had 72 full time employees, three part time employees and ten consultants. Of the full time employees, 55 were engaged in engineering, production and technical support and 17 were engaged in sales, marketing and administration. None of our employees are represented by a labor union, and we have experienced no work stoppages due to labor problems. We consider our employee relations to be good.

ISC Subsidiaries

We historically sought to commercialize some of our technologies by creating independently managed subsidiaries that could pursue their own financing strategies separately from ISC, including Novalog, Inc. (“Novalog”), which developed and sold serial infrared communication chips and modules, MSI, which developed miniaturized inertial sensors and an application specific integrated circuit for readout of sensors; RedHawk Vision, Inc. (“RedHawk”), which developed and sold proprietary software for extracting still photographs from video sources; and iNetWorks Corporation (“iNetWorks”), which developed proprietary technology related to internet routing. All of these historical subsidiaries still exist as separate legal entities, but none of them presently have separate operations due to a reorganization in our fiscal year 2003. As a result of the October 2008 sale of the assets of Optex, Inc. (“Optex”), our discontinued subsidiary that we acquired in December 2005, and the

Chapter 7 bankruptcy filing in September 2009 by Optex, the accounts of Optex are not included in the consolidated balance sheets of the Company at October 3, 2010 and October 2, 2011.

As of October 2, 2011, our ownership of the issued and outstanding capital stock of Novalog, MSI, RedHawk, iNetWorks and Optex was approximately 96%, 98%, 81%, 95% and 100%, respectively. With the exception of Optex, which is inactive because of its bankruptcy, Bill Joll, our Chief Executive Officer, also serves as President of all of our subsidiaries and Dan Regalado, our Chief Financial Officer, serves as the Chief Financial Officer or Treasurer of each of our subsidiaries. Mr. Joll and Marcus Williams, our Senior Vice President, Corporate Development serves as Directors of each of our subsidiaries.

Novalog, MSI, RedHawk and iNetWorks all have substantial intercompany debts payable to ISC. At October 2, 2011, the amount of these intercompany obligations were approximately $3.3 million, $11.0 million, $1.6 million and $2.4 million for Novalog, MSI, RedHawk and iNetWorks, respectively. These obligations are not interest bearing and contain no conversion rights. ISC could elect to cancel some of the indebtedness from Novalog as consideration for the exercise of outstanding warrants to purchase up to 3.0 million shares of Novalog’s common stock at the exercise price of $1.00 per share and to cancel some of the indebtedness from MSI as consideration for the exercise of outstanding warrants to purchase up to 4.0 million shares of MSI’s common stock at the exercise price of $1.00 per share. Given the discontinuation of Novalog’s operations and the licensing-only nature of MSI’s current operations, we do not presently consider either of these permissible warrant exercises to be likely in the foreseeable future or at all.

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

We have significant debt that must be serviced in cash over the next twelve months. In this interval, this obligation will place priority demands on our liquidity and additional risks if the repayment and covenant obligations of this debt are not fulfilled.    As of October 2, 2011, we have a secured subordinated promissory note, with a remaining principal balance of approximately $2.1 million, payable to Timothy Looney pursuant to settlement of litigation, which has existing and increasing monthly debt service obligations through July 2012. We also have approximately $4.3 million of subordinated secured promissory notes, the holders of which can demand repayment any time on or after July 16, 2012. If we choose to allocate some of the proceeds from our various financings to the retirement or service of these notes, such action will substantially decrease our discretionary liquidity and potentially restrict our prospects to increase our total revenues to levels necessary to achieve self-sustaining cash flow from operations. In such an instance or in the event that we are unable to repay our debt when due, we may have to seek additional financing, and there can be no guarantee that such financing would be available on a timely basis, on terms that are acceptable or at all. Failure to meet the repayment or other obligations of our existing debt could result in acceleration of debt maturity, which could materially adversely affect our business, results of operations and financial condition and threaten our financial viability.

There is no guarantee that our Thermal Imaging Asset Sale that is currently pending will close, or if consummated, that it will meet our financial needs.    Our aggregate liquidity needs over the next twelve months derived from debt service, operations and on-going product development activities are not likely to be fully satisfied from the initial proceeds that we may realize from the pending Thermal Imaging Asset Sale. Furthermore, there can be no assurance that possible additional royalty proceeds realizable from the Thermal Imaging Asset Sale will replace or exceed the contribution margins that we may be able to receive in the future if we retain our thermal imaging business rather than selling it. Completion of the Thermal Imaging Asset Sale is subject to several closing conditions, including obtaining the requisite stockholder approval and issuance of a Committee on Foreign Investment in the United States (“CFIUS”) Section 721 clearance letter. We may be unable to obtain such approval or clearance letter or to fulfill the other closing conditions on a timely basis or at all. Our future operations may be negatively impacted if the Thermal Imaging Asset Sale is not consummated as we are relying on the receipt of the cash proceeds of that transaction in order to fund our near term operations. In addition, to the extent that potential customers and suppliers are uncertain about our future direction, our future financial status and future operational activities may also be adversely affected in the event the Thermal Imaging Asset Sale is not completed. Failure to timely consummate the Thermal Imaging Asset Sale could materially impair our ability to maintain our current operations and new product development activities.

We may consider divesting other assets to improve our liquidity or to focus our business operations.    To address our financial needs, we sold a large portion of our patent portfolio in 2009, have entered into an agreement to potentially sell our thermal imaging assets and may enter into agreements to sell other assets in the future. We also may wish to divest assets to focus our resources on selected business opportunities. We may not be able to complete such sales, if any, on acceptable terms, on a timely basis or at all, and such sales, if any, could materially adversely affect our future revenues. Furthermore, we have lenders with security interests in substantially all of our assets, and such sales would therefore require such lenders’ consent and not likely generate any direct benefits to stockholders and could materially impair our ability to maintain our current operations.

Since 2006, we have engaged in multiple financings, which have significantly diluted existing stockholders and will likely result in substantial additional dilution in the future.    Assuming conversion of all of our existing convertible securities as presently authorized and exercise in full of all options and warrants outstanding as of October 2, 2011, an additional approximately 302.0 million shares of our common stock would be outstanding, as compared to the approximately 113.7 million shares of our common stock that were issued and outstanding at that date. Since October 1, 2008 through October 2, 2011, we have issued approximately 111.0 million shares of our common stock, largely to fund our operations and retire debt, resulting in significant dilution to our existing stockholders. Any additional equity or convertible debt financings in the future will likely result in further dilution to our stockholders. Existing stockholders also will suffer significant dilution in ownership interests and voting rights and our stock price could decline as a result of potential future application of price anti-dilution features of our Subordinated Notes, if not waived.

We may need to raise additional capital to fund our operations and service our debt, and if such capital is not available to us on terms that are acceptable to us, on a timely basis or at all, our operations could be seriously curtailed.    Largely as a result of the Institutional Financing and the Senior Subordinated Notes financings in Fiscal 2011, at October 2, 2011, our working capital deficit had been reduced but was still approximately $4.1 million. We experienced an operational use of cash in the amount of approximately $14.0 million in Fiscal 2011. If we are not able to substantially grow our revenues in the near future, we anticipate that we may require additional capital to meet our working capital needs, fund our operations and meet our debt service obligations. We cannot assure you that any additional capital from financings or other sources will be available on a timely basis, on acceptable terms, or at all, or that the proceeds from any financings will be sufficient to address our near term liquidity requirements. If we are not able to obtain needed additional capital, our business, financial condition and results of operations could be materially and adversely affected, and we may be forced to curtail our operations.

We anticipate that our future capital requirements will depend on many factors, including:

•	our ability to meet our current obligations, including trade payables, payroll and fixed costs;

•	our required service on our debt and settlement obligations payable over the next twelve months;

•	our ability to procure additional contracts, and the timing of our deliverables under our contracts;

•	our ability to earn commissions under the Thermal Imaging APA and avoid any indemnification obligations thereunder;

•	the timing of payments and reimbursements from U.S. Government and other contracts;

•	our ability to control costs;

•	our ability to commercialize our technologies and achieve broad market acceptance for such technologies;

•	increased sales and marketing expenses;

•	our ability to divest assets as we deem necessary;

•	technological advancements and competitors’ responses to our products;

•	capital improvements to new and existing facilities;

•	our relationships with customers and suppliers; and

•	general economic conditions including the effects of future economic slowdowns, a slump in the semiconductor market, acts of war or terrorism and the current international conflicts.

Our ability to raise additional capital may be limited because, as a company that is quoted on the Over-The-Counter Bulletin Board (“OTCBB”), we are no longer eligible to use Form S-3 to register the resale of securities issued in private financings. Even if available, financings can involve significant costs and expenses, such as legal and accounting fees, diversion of management’s time and efforts, or substantial transaction costs or break-up fees in certain instances. Financings may also involve substantial dilution to existing stockholders, and may cause additional dilution through adjustments to certain of our existing securities under the terms of their antidilution provisions. If adequate funds are not available on acceptable terms, or at all, our business and revenues may be adversely affected and we may be unable to continue our operations at current levels, develop or enhance our products, expand our sales and marketing programs, take advantage of future opportunities or respond to competitive pressures.

Our Institutional Financing has created substantial and continuing non-cash accounting charges that will make it difficult for us to achieve net profit and positive net worth while our new debt instruments are outstanding.    The Subordinated Notes we issued in the Institutional Financing in December 2010, March 2011 and July 2011 contain features that are deemed to create a derivative liability under accounting principles. At October 2, 2011, our aggregate derivative liability was valued at $13,352,800, largely as a result of these instruments. Because of the price volatility of our common stock, this derivative liability could increase substantially in future reporting periods if the market value of our common stock were to increase from the $0.095 per share value of October 2, 2011. Such change in the value of derivative liability would be recorded as an expense in our consolidated statement of operations, making it difficult to achieve net profit. In addition, the aggregate recorded derivative liability has already adversely affected our stockholders’ deficit and any future increases in derivative liability would further adversely affect such stockholders’ deficit, making it more difficult for us to meet criteria for re-listing our common stock on Nasdaq or some other national securities exchange. The effect of these derivative liabilities would ultimately be eliminated if the associated debt instruments were converted to equity pursuant to their terms, but we cannot guarantee such an outcome.

Our Institutional Financing has also resulted in substantial control by our primary investors over the outcome of stockholder voting and Board decisions.    Costa Brava and Griffin, our new institutional investors, collectively control approximately 49% of our presently issued and outstanding common stock and have the ability to convert their Subordinated Notes into additional shares of common stock at any time, thereby increasing their aggregate percentage ownership. In addition, they have nominated four of the nine directors that presently serve on our Board of Directors. Accordingly, Costa Brava and Griffin have significant influence over the outcome of matters that require stockholder votes or actions by our Board of Directors, and the ability of other stockholders to influence such outcomes has been correspondingly diminished.

If we are not able to commercialize our technology, we may not be able to increase our revenues or achieve or sustain profitability.    Since commencing operations, we have developed technology, principally under U.S. Government research and development contracts, for various defense-based applications. However, since our margins on U.S. Government contracts are generally limited, and our revenues from such contracts are tied to U.S. Government budget cycles and influenced by numerous political and economic factors beyond our control, and are subject to our ability to win additional contracts, our long-term prospects of realizing significant returns from our technology or achieving and maintaining profitability will likely also require penetration of commercial markets. In prior years, we have made significant investments to commercialize our technologies without significant success. These efforts included the purchase and later shut down of a manufacturing line co-located at an IBM facility, the formation of the Novalog, MSI, Silicon Film, RedHawk and iNetWorks subsidiaries and the development of various stacked-memory products intended for commercial markets in addition to military and aerospace applications. These investments have not resulted in consolidated profitability to date, other than the profit realized in Fiscal 2009 largely from the significant gains described above. Furthermore, a majority of our historical total revenues, including in Fiscal 2011, have been generated directly or indirectly from U.S. Government customers.

In September 2010, our common stock was delisted from the Nasdaq Capital Market for non-compliance with Nasdaq’s $1.00 per share minimum bid price continued listing requirement and commenced trading on the Over-the-Counter Bulletin Board, thereby causing your ability to sell your shares of our common stock to be limited by “penny stock” restrictions and our ability to raise additional capital to potentially be compromised.    With the delisting of our common stock, it comes within the definition of “penny stock” as defined in the Securities Exchange Act of 1934 and is covered by Rule 15g-9 of the Securities Exchange Act of 1934. That Rule imposes additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors. For transactions covered by Rule 15g-9, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, Rule 15g-9 potentially affects the ability or willingness of broker-dealers to sell our securities, and accordingly would also affect the ability of stockholders to sell their securities in the public market. These additional procedures could also limit our ability to raise additional capital in the future.

Significant sales of our common stock in the public market would likely cause our stock price to fall.    The average trading volume of our shares in September 2011 was approximately 45,500 shares per day, compared to the approximately 113.7 million shares outstanding and the additional approximate 302.0 million shares potentially outstanding on a fully diluted basis at October 2, 2011. Other than volume limitations imposed on our affiliates, many of the issued and issuable shares of our common stock are freely tradable. If the holders of freely tradable shares were to sell a significant amount of our common stock in the public market, the market price of our common stock would likely decline. We have obligations to holders of our Subordinated Notes that could require us to register shares of common stock held by them and shares issuable upon conversion of those instruments for resale on a registration statement. If we raise additional capital in the future through the sale of shares of our common stock or instruments convertible into shares of our common stock to private investors, we may, subject to existing restrictions lapsing or being waived, agree to register these shares for resale on a registration statement as we have done in the past. Upon registration, these additional shares would become freely tradable once sold in the public market, assuming the prospectus delivery and other requirements were met by the sellers, and, if significant in amount, such sales could further adversely affect the market price of our common stock. The sale of a large number of shares of our common stock also might make it more difficult for us to sell equity or equity-related securities in the future at a time and at the prices that we deem appropriate.

Because our operations currently depend on U.S. Government sales, contracts and subcontracts, we face additional risks related to contracting with the U.S. Government, including federal budget issues and fixed price contracts, that could materially and adversely affect our business.    Future political and economic conditions are uncertain and may directly and indirectly affect the quantity and allocation of expenditures by federal agencies. Even the timing of incremental funding commitments to existing, but partially funded, contracts or purchase orders can be affected by these factors. The U.S. defense budget for Fiscal 2011 was only finalized after a lengthy delay, and it was not until late in Fiscal 2011 that we began to get visibility into the scope and timing of possible new U.S. Government procurement actions to us and the resulting impact of the budgetary delay on our future sales. Cutbacks or re-allocations in the federal budget could have a material adverse impact on our results of operations as long as we sell our products and perform our funded research and development largely for U.S. Government customers. In this regard, the possible impact, if any, of the 2011 federal debt ceiling spending agreement is presently unknown. Obtaining U.S. Government contracts may also involve long purchase and payment cycles, competitive bidding, qualification requirements, delays or changes in funding, budgetary constraints, political agendas, extensive specification development and price negotiations and milestone requirements. Each U.S. Government agency also maintains its own rules and regulations with which we must comply and which can vary significantly among agencies. Governmental agencies also often retain some portion of fees payable upon completion of a project and collection of these fees may be delayed for several months or even years, in some instances. In addition, a number of our U.S. Government contracts are fixed price contracts, which may prevent us from recovering costs incurred in excess of budgeted costs for such contracts. Fixed price contracts require us to estimate the total project cost based on preliminary projections of the project’s requirements. The financial viability of any given project depends in large part on our ability to estimate such costs accurately and complete the project on a timely basis. In the event our actual costs exceed fixed contractual costs of either our research and development contracts or our production orders, we will not be able to recover the excess costs.

Our U.S. Government contracts are also subject to termination or renegotiation at the convenience of the U.S. Government, which could result in a large decline in revenue in any given quarter. Although U.S. Government contracts have provisions providing for the reimbursement of costs associated with termination, the termination of a material contract at a time when our funded backlog does not permit redeployment of our staff could result in reductions of employees. We have in the past chosen to incur excess overhead in order to retain trained employees during delays in contract funding. We also have had to reduce our staff from time-to-time because of fluctuations in our funded U.S. Government contract base. In addition, the timing of payments from U.S. Government contracts is also subject to significant fluctuation and potential delay, depending on the U.S. Government agency involved. Any such delay could result in a material adverse effect on our liquidity. Since a substantial majority of our total revenues in the last two fiscal years were derived directly or indirectly from U.S. Government customers, these risks can materially adversely affect our business, results of operations and financial condition.

We have cash payment obligations pursuant to a settlement agreement that, if not satisfied, could put a significant strain on our liquidity.    In December 2010, we entered into a Settlement Agreement and Release with FirstMark III, LP, formerly known as Pequot Private Equity Fund III, LP, and FirstMark III Offshore Partners, LP, formerly known as Pequot Offshore Private Equity Partners III, LP (collectively, “FirstMark”), pursuant to which we settled a lawsuit between FirstMark and us. Pursuant to this Settlement Agreement and Release, we are obligated to pay FirstMark a total sum of $1,235,000 in eighteen monthly payments commencing January 15, 2011. At October 2, 2011, our aggregate obligation under this agreement was $615,000. In the event that we do not make a monthly installment payment within 30 days of the date it is due, FirstMark may enter a Confession of Judgment in the amount of the total settlement less any payment made by us prior to such default. If FirstMark were to enter and seek to enforce such a judgment, our liquidity and financial condition could be adversely affected and it would cause a default under our other debt obligations, possibly threatening our financial viability.

We have historically generated substantial losses, which, if continued, could make it difficult to fund our operations or successfully execute our business plan, and could adversely affect our stock price.    Since our inception, we have generated net losses in most of our fiscal periods. Had it not been for the gains from a sale of patent assets, the deconsolidation of Optex due to its bankruptcy and a significant reduction of potential future pension expenses, we would have experienced a substantial net loss in Fiscal 2009. We experienced a net loss of approximately $11.2 million in Fiscal 2010 and approximately $15.8 million in Fiscal 2011. We cannot assure you that we will be able to achieve or sustain profitability in the future. In addition, because we have significant expenses that are fixed or difficult to change rapidly, we generally are unable to reduce expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. We are dependent on support from subcontractors to meet our operating plans and susceptible to losses when such support is delayed. Such factors could cause us to continue to experience net losses in future periods, which will make it difficult to fund our operations and achieve our business plan, and could cause the market price of our common stock to decline.

Our current business depends on a limited number of customers, and if any of these customers terminate or reduce their contracts with us, or if we cannot obtain additional U.S. Government business in the future, our revenues could decline and our results of operations could be adversely affected.    For Fiscal 2010, approximately 28%, 20% and 19% of our total revenues were generated from sales and contracts with certain classified U. S. Government agencies, the U. S. Army and Optics 1, Inc., a defense contractor, respectively. For Fiscal 2011, sales to Optics 1 and the U.S. Air Force accounted for 59% and 10% of our total revenues, respectively. Although we plan to shift our focus to include the commercialization of our technology, we expect to continue to be dependent upon business with federal agencies and their contractors for a substantial portion of our revenues for the foreseeable future. Our dependency on a few customers increases the risks of disruption in our business or significant fluctuations in quarterly revenue, either of which could adversely affect our total revenues and results of operations.

If we fail to scale our operations adequately, we may be unable to meet competitive challenges or exploit potential market opportunities, and our business could be materially and adversely affected.    Our consolidated total revenues in Fiscal 2010 and Fiscal 2011 were $11.7 million and $14.1 million, respectively. To become and remain profitable, we will need to materially grow our total revenues or substantially reduce our operating expenses. Such challenges are expected to place a significant strain on our management personnel, infrastructure and resources. To implement our current business and product plans, we will need to expand, train, manage and motivate our workforce, and expand our operational and financial systems, as well as our manufacturing and service capabilities. All of these endeavors will require substantial additional capital and substantial effort by our management. If we are unable to effectively manage changes in our operations, we may be unable to scale our business quickly enough to meet competitive challenges or exploit potential market opportunities, and our current or future business could be materially and adversely affected.

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

In addition, the manufacture of our products is a highly complex and technologically demanding process and we are dependent upon our contract manufacturers to minimize the likelihood of reduced manufacturing yields or quality issues. We currently do not have any long-term supply contracts with any of our manufacturers and do not have the capability or capacity to manufacture our products in-house in large quantities. If we are unable to secure sufficient capacity with our existing manufacturers, implement manufacturing of some of our new products at other contract manufacturers or scale our internal capabilities, our revenues, cost of revenues and results of operations could be materially adversely impacted.

If we are not able to obtain broad market acceptance of our new and existing products, our revenues and results of operations could be materially adversely affected.    We generally focus on emerging markets. Market reaction to new products in these circumstances can be difficult to predict. Many of our planned products incorporate our chip stacking technologies that have not yet achieved broad market acceptance. We cannot assure you that our present or future products will achieve market acceptance on a sustained basis. In addition, due to our historical focus on research and development, we have a limited history of competing in the intensely competitive commercial electronics industry. As such, we cannot assure you that we will be able to successfully develop, manufacture and market additional commercial product lines or that such product lines will be accepted in the commercial marketplace. If we are not successful in commercializing our new products, our ability to generate revenues and our business, financial condition and results of operations could be adversely affected.

Our stock price has been subject to significant volatility.    The trading price of our common stock has been subject to wide fluctuations in the past. Since January 2000, our common stock has traded at prices as low as $0.07 per share in September 2011 and as high as $3,750.00 per share in January 2000 (after giving effect to two reverse stock splits subsequent to January 2000). The current market price of our common stock may not increase in the future. As such, you may not be able to resell your shares of common stock at or above the price you paid for them. The market price of the common stock could continue to fluctuate or decline in the future in response to various factors, including, but not limited to:

•	our cash resources and ability to raise additional funding and repay indebtedness;

•	changes in the fair value of derivative instruments expense;

•	reduced trading volume on the OTCBB;

•	quarterly variations in operating results;

•	U.S Government budget reallocations or delays in or lack of funding for specific projects;

•	our ability to control costs and improve cash flow;

•	our ability to introduce and commercialize new products and achieve broad market acceptance for our products;

•	announcements of technological innovations or new products by us or our competitors;

•	changes in investor perceptions;

•	economic and political instability, including acts of war, terrorism and continuing international conflicts; and

•	changes in earnings estimates or investment recommendations by securities analysts.

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

We are subject to technological risk from the developments of competitors, and our Fiscal 2009 sale of patent assets has removed barriers to competition.    We sold most of our then-issued patents and pending patent applications in Fiscal 2009. Although we retained a worldwide, royalty-free, non-exclusive license to use the patented technology that we sold in our business, the purchaser of our patent assets is entitled to use those patents for any purpose, including possible competition with us. We treat technical data as confidential and generally rely on internal nondisclosure safeguards, including confidentiality agreements with employees, and on laws protecting trade secrets, to protect our proprietary information and maintain barriers to competition. However, we cannot assure you that these measures will adequately protect the confidentiality of our proprietary information or that others will not independently develop products or technology that are equivalent or superior to ours.

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

Our proprietary information and other intellectual property rights are subject to U.S. Government use which, in some instances, limits our ability to capitalize on them.    Whatever degree of protection, if any, is afforded to us through patents, proprietary information and other intellectual property generally will not extend to U.S. Government markets that utilize certain segments of our technology. The U.S. Government has the right to royalty-free use of technologies that we have developed under U.S. Government contracts, including portions of our stacked circuitry technology. While we are generally free to commercially exploit these U.S. Government-funded technologies, and we may assert our intellectual property rights to seek to block other non-U.S. Government users of the same, we cannot assure you that we will be successful in our attempts to do so.

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

We currently occupy leased facilities in Costa Mesa, California for our headquarters and most of our development, manufacturing and testing operations. We also occupy a leased facility in Richardson, Texas for our CYBER development operations. The Costa Mesa facilities include approximately 42,500 square feet in two separate, but adjacent buildings for which we hold leases that terminate in September 2013. Our average monthly rent for this space over this term is approximately $68,750 per month. The Richardson facility consists of approximately 7,100 square feet for which we hold a lease that terminates at the end of September 2013. Our average monthly rent for the Richardson space over this term is approximately $4,700 per month.

Our Costa Mesa facilities include laboratories containing clean rooms for operations requiring a working environment with reduced atmospheric particles. We believe that our facilities are adequate for our operations for our fiscal year 2012.

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

	High	Low
Fiscal Year Ending September 30, 2012:
First Quarter (through December 5, 2011)	$0.12	$0.08

Fiscal Year Ended October 2, 2011:
First Quarter	$0.154	$0.08
Second Quarter	0.32	0.12
Third Quarter	0.18	0.10
Fourth Quarter	0.16	0.07

Fiscal Year Ended October 3, 2010:
First Quarter	$0.57	$0.30
Second Quarter	0.56	0.23
Third Quarter	0.44	0.24
Fourth Quarter	0.27	0.08

On December 5, 2011, the last sales price for our common stock as reported by the OTCBB was $0.10. On December 5, 2011, there were approximately 765 stockholders of record based on information provided by our transfer agent.

We have never declared or paid cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Item 6.	Selected Financial Data

Not required for a smaller reporting company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a technology company engaged in the design, development, manufacture and sale of security, software, 3-D stacked components, 3-D systems in packages, vision systems and miniaturized electronic products and higher level systems incorporating such products for defense, information technology and physical security for U.S. Government and commercial applications. We also perform customer-funded contract research and development related to these products, mostly for U.S. Government customers or prime contractors. Much of our historical business relates to application of our technologies for thermal imaging and stacking either packaged or unpackaged semiconductors into more compact three-dimensional forms, which we believe offer volume, power, weight and operational advantages over competing packaging approaches, and which we believe allows us to offer higher level products with unique operational features. We have introduced certain higher-level products in the fields of thermal imaging cores and high speed processing for information security that take advantage of our packaging and electronic design technologies.

Our acquisition of Optex, the financing and refinancing of the related acquisition indebtedness and subsequent financings, and litigation with Timothy Looney, the former owner of Optex, put a significant strain on our capital resources and required us to engage in multiple debt and equity financings since December 2005. As of October 2, 2011, we had approximately $22.5 million of debt, exclusive of debt discounts, and approximately $3.0 million of accounts payable and accrued expenses.

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

Revenue Recognition.     Our consolidated total revenues during Fiscal 2011 were primarily derived from two sources, (i) contracts to develop prototypes and provide research, development, design, testing and evaluation of complex detection and control defense systems and (ii) product sales.

Research and Development Contracts.     The terms of our research and development contracts are usually cost reimbursement plus a fixed fee, fixed price with billing entitlements based on the level of effort we expend, or occasionally firm fixed price. Our cost reimbursement plus fixed fee research and development contracts require our good faith performance of a statement of work within overall budgetary constraints, but with latitude as to resources utilized. Our fixed price level of effort research and development contracts require us to deliver a specified number of labor hours in the performance of a statement of work. Our firm fixed price research and development contracts require us to deliver specified items of work independent of resources utilized to achieve the required deliverables. For all types of research and development contracts, we recognize revenues as we incur costs and include applicable fees or profits primarily in the proportion that costs incurred bear to estimated final costs. Costs and estimated earnings in excess of billings under U.S. Government research and development contracts are accounted for as unbilled revenues on uncompleted contracts, stated at estimated realizable value and are expected to be realized in cash within one year.

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

We consider many factors when applying GAAP related to revenue recognition. These factors generally include, but are not limited to:

•	The actual contractual terms, such as payment terms, delivery dates, and pricing terms of the various product and service elements of a contract;

•	Time period over which services are to be performed;

•	Costs incurred to date;

•	Total estimated costs of the project;

•	Anticipated losses on contracts; and

•	Collectability of the revenues.

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

Product Sales.    Our revenues derived from product sales in Fiscal 2011 and Fiscal 2010 were primarily the result of shipments of sales of our miniaturized infrared imaging cameras, and sales of stacked chip products. Production orders for our products are generally priced in accordance with established price lists. We primarily ship chip stack products and certain camera products to OEMs. Infrared imaging cameras are both subsystem and system level products for shipment to either OEMs or to end user customers, initially for military applications.

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

Prior to Fiscal 2010, our products generally were not sold under formal warranty terms. However, effective Fiscal 2010, we commenced sale of clip-on thermal imaging products with a one-year warranty and have correspondingly commenced to record reserves for returns under warranty for such products. In addition, we record product support expenses incurred and accrue such expenses expected to be incurred in relation to shipped products. We do not offer contractual price protection on any of our products. Accordingly, we do not maintain any reserves for post-shipment price adjustments.

We do not utilize distributors for the sale of our products, but we are engaged with channel partners that act as an extension of our internal sales team. We do not enter into revenue transactions in which the customer has the right to return product. Accordingly, we do not make any provisions for sales returns or adjustments in the recognition of revenue.

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

Costs on long-term contracts and programs in progress generally represent recoverable costs incurred. The marketing of our research and development contracts involves the identification and pursuit of contracts under specific U.S. Government budgets and programs. We are frequently involved in the pursuit of a specific anticipated contract that is a follow-on or related to an existing contract. We sometimes determine that it is probable that a subsequent award will be successfully received, particularly if continued progress can be demonstrated against anticipated technical goals of the projected new program while the U.S. Government goes through its lengthy approval process required to allocate funds and award contracts. When such a determination occurs, we capitalize material, labor and overhead costs that we expect to recover from a follow-on or new contract. Due to the uncertainties associated with new or follow-on research and development contracts, we maintain significant reserves for this inventory to avoid overstating its value. We have adopted this practice because we believe that we are typically able to more fully recover such costs under the provisions of U.S. Government contracts by direct billing of inventory rather than by seeking recovery of such costs through permitted indirect rates, which may be more vulnerable to competitive market pressures. (See Note 10 of the Notes to the Consolidated Financial Statements).

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

Intangible Assets.    We amortize the cost of other intangibles over their estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Intangible assets with definite lives at October 2, 2011 and October 3, 2010 consist principally of patents and trademarks related to our various technologies. Capitalized costs include amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of patent and trademark applications. These assets are amortized on a straight-line method over the shorter of their useful or legal life, generally ten years.

Stock-Based Compensation.    We calculate stock option-based compensation by estimating the fair value of each option using the Black-Scholes option-pricing model. Our determination of fair value of stock option-based payment awards is made as of their respective dates of grant using the option-pricing model and is affected by our stock price, as well as assumptions regarding a number of other variables, including the expected stock price volatility over the term of the awards, the portion of stock options granted that will ultimately vest, and the periods from the grant date until the options vest and expire. The Black-Scholes option-pricing model was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, the existing valuation models may not provide an accurate measure of the fair value of our outstanding employee stock options. We recognize compensation expense on a straight-line basis over the requisite service period of the option after consideration of the estimated forfeiture rate.

We calculate compensation expense for both vested and nonvested stock awards by determining the fair value of each such grant as of their respective dates of grant using the closing sales price of our common stock on the Nasdaq Capital Market and the OTCBB, as applicable, at such dates without any discount. We recognize compensation expense for nonvested stock awards on a straight-line basis over the requisite service period.

Executive Salary Continuation Plan (“ESCP”) Liability.    We have estimated the ESCP liability based on the expected lifetime of participants using Social Security mortality tables and discount rates comparable to that of rates of return on high quality investments providing yields in amount and timing equivalent to expected benefit payments. At the end of each fiscal year, we determine the assumed discount rate to be used to discount the ESCP liability. We considered various sources in making this determination, including the Citigroup Pension Liability Index, which at September 30, 2011 was 4.69%. Based on this review, we used a 4.69% discount rate for determining ESCP liability at October 2, 2011.

Derivatives.    A derivative is an instrument whose value is “derived” from an underlying instrument or index such as a future, forward, swap, option contract, or other financial instrument with similar characteristics, including certain derivative instruments embedded in other contracts (“embedded derivatives”) and for hedging activities. As a matter of policy, we do not invest in separable financial derivatives or engage in hedging transactions. However, we have entered into complex financing transactions, including the convertible debt transactions entered into in Fiscal 2011, that involve financial instruments containing certain features that have resulted in the instruments being deemed derivatives or containing embedded derivatives. We may engage in other similar complex debt transactions in the future, but not with the intention to enter into derivative instruments. Derivatives and embedded derivatives, if applicable, are measured at fair value using the binomial lattice pricing model and marked to market through earnings. However, such new and/or complex instruments may have immature or limited markets. As a result, the pricing models used for valuation of derivatives often incorporate significant estimates and assumptions, which may impact the level of precision in the financial statements. Furthermore, depending on the terms of a derivative or embedded derivative, the valuation of derivatives may be removed from the financial statements upon conversion of the underlying instrument into some other security.

COMPARISON OF FISCAL YEARS ENDED OCTOBER 2, 2011 AND OCTOBER 3, 2010

Results of Operations

Total Revenues.    Our total revenues are generally derived from sales of miniaturized camera products, specialized chips, modules, stacked chip products and amounts realized or realizable from funded research and development contracts, largely from U.S. Government agencies and U.S. Government contractors. Our total revenues increased by approximately $2.4 million in Fiscal 2011 as compared to total revenues in Fiscal 2010, and changed markedly in composition as shown in the following table and discussed more fully below.

Total Revenues
Fiscal 2010	$11,716,800
Dollar increase in Fiscal 2011	2,378,200

Fiscal 2011	$14,095,000
Percentage increase for Fiscal 2011	20%

The increase in our total revenues in Fiscal 2011 as compared to Fiscal 2010 was primarily the result of increased sales of our thermal imaging products in the current fiscal year, particularly our clip-on thermal imaging core products intended to add thermal imaging capability to existing night vision goggles. Sales of our clip-on thermal imaging core products are substantially derived from orders under a U.S. Government contract awarded in Fiscal 2010 to our strategic partner Optics 1, with whom we had a teaming agreement prior to the execution of our Thermal Imaging APA, but which were not released for significant shipments by the U.S. Government customer until Fiscal 2011, thereby accounting for the increase in total revenue derived from these products in Fiscal 2011 as compared to Fiscal 2010. This increase in sales of clip-on thermal imaging cores more than offset a decrease in our revenues derived from funded research and development contracts in Fiscal 2011 as compared to Fiscal 2010, which we believe was substantially related to the delay in approval of the U.S. defense budget for Fiscal 2011. We are unable to presently ascertain whether a delay of comparable scope in the U.S. defense budget is likely to occur in Fiscal 2012. If our Thermal Imaging Asset Sale is consummated, the Fiscal 2012 contribution to our total revenues from our sales of clip-on thermal imaging cores will discontinue subsequent to such consummation. In Fiscal 2011, the contribution to our total revenues from sales of our clip-on thermal imaging cores was approximately $8.9 million.

Cost of Revenues.    Cost of revenues includes wages and related benefits of our personnel, as well as subcontractor, independent consultant and vendor expenses directly incurred in the manufacture of products sold or in the performance of funded research and development contracts, plus related overhead expenses and, in the case of funded research and development contracts, such other indirect expenses as are permitted to be charged pursuant to the relevant contracts. Our cost of revenues for Fiscal 2011 increased as compared to Fiscal 2010 in terms of both absolute dollars and as a percentage of total revenues, as shown in the following table:

	Cost of Revenues	Percentage of Total Revenues
Fiscal 2010	$9,809,900	84%
Dollar increase in Fiscal 2011	2,268,800

Fiscal 2011	$12,078,700	86%
Percentage increase for Fiscal 2011	23%

The increase in absolute dollar cost of revenues in Fiscal 2011 as compared to Fiscal 2010 was partially the result of the corresponding increases in total revenues in the respective fiscal years. However, the increase in cost of revenues in Fiscal 2011 was proportionately greater than the related increases in total revenues in Fiscal 2011, resulting in an increase in cost of revenues as a percentage of total revenues in Fiscal 2011 as compared to Fiscal 2010. This disproportionate increase in cost of revenues for Fiscal 2011 compared to Fiscal 2010 was largely the result of the timing and amount of certain overhead expenses recorded in Fiscal 2011, which did not occur in Fiscal 2010. In December 2010, we accrued and paid non-recurring compensation to our staff in consideration of the salary reductions and deferrals they had experienced in Fiscal 2010 and the first quarter of Fiscal 2011, of which $200,300 was allocated to overhead applied to cost of revenues in Fiscal 2011. No comparable expense was incurred in Fiscal 2010. Because of these timing variances and non-recurring expenses, we do not believe that the increase in cost of revenues as a percentage of total revenues in Fiscal 2011 as compared to Fiscal 2010 is indicative of a continuing trend.

General and Administrative Expense.    General and administrative expense largely consists of wages and related benefits for our executive, financial, administrative and marketing staff, as well as professional fees, primarily legal and accounting fees and costs, plus various fixed costs such as rent, utilities and telephone. The comparison of general and administrative expense for Fiscal 2011 and Fiscal 2010 is shown in the following table:

	General and Administrative Expense	Percentage of Total Revenue
Fiscal 2010	$6,589,900	56%
Dollar increase in Fiscal 2011	1,511,900

Fiscal 2011	$8,101,800	57%
Percentage increase for Fiscal 2011	23%

The largest contributor to the increases in general and administrative expense in Fiscal 2011 as opposed to Fiscal 2010 was an increase in stock-based compensation. In connection with management and organizational changes related to our Institutional Financing, we issued various stock option grants in Fiscal 2011 that increased stock-based compensation expense in the current fiscal year as compared to Fiscal 2010. We incurred $1,086,700 more stock-based compensation expense allocated to general and administrative expense in Fiscal 2011 than we did in Fiscal 2010. In addition, in Fiscal 2011, salary reductions that had been implemented in Fiscal 2010 for senior executives were eliminated and new senior executives were added to our staff. The aggregate impact of all such factors was to increase general and administrative labor and labor-related expense by approximately $2,255,000 in Fiscal 2011 as compared to Fiscal 2010. The increase in general and administrative expenses from these sources in Fiscal 2011 was offset by reductions in other categories of general and administrative expense, the largest such reduction being an approximate $632,800 decrease in Fiscal 2011 compared to Fiscal 2010 in our bid and proposal expense.

Research and Development Expense.    Research and development expense consists of wages and related benefits for our research and development staff, independent contractor consulting fees and subcontractor and vendor expenses directly incurred in support of internally funded research and development projects, plus associated overhead expenses. Research and development expense for Fiscal 2011 as compared to Fiscal 2010 increased as shown in the following table:

	Research and Development Expense	Percentage of Total Revenue
Fiscal 2010	$2,639,000	23%
Dollar increase in Fiscal 2011	1,040,300

Fiscal 2011	$3,679,300	26%
Percentage increase for Fiscal 2011	39%

During Fiscal 2011, we opened and commenced staffing of an office in Texas for development of our intended cyber security products. Many of the expenses of this office have been allocated to research and development expense, along with $220,000 of software licensing expenses incurred in Fiscal 2011 to support our cyber security product development. Concurrent with implementation of this focused cyber security product development activity, we de-emphasized other internal research and development activities. The net effect of these changes was an increase in absolute dollars of research and development expense in Fiscal 2011 as compared to Fiscal 2010. We expect to continue to allocate significant resources to the development of our cyber security products in future periods, which may result in further increases in research and development expense as compared to prior fiscal year periods.

Interest Expense.    Our interest expense for Fiscal 2011, compared to that of Fiscal 2010, increased substantially as shown in the following table:

Interest Expense
Fiscal 2010	$1,692,600
Dollar increase in Fiscal 2011	5,852,100

Fiscal 2011	$7,554,700
Percentage increase in Fiscal 2011	346%

The increase in interest expense in Fiscal 2011 as compared to Fiscal 2010 was primarily due to the increase in our debt at October 2, 2011 as compared to October 3, 2010, and the corresponding interest and amortization of debt discounts recorded as interest, that resulted from the Fiscal 2011 issuance of our Bridge Notes, our Subordinated Notes and our Senior Subordinated Notes.

Litigation Settlement Expense.    In March 2010, we entered into the Looney Settlement Agreement, pursuant to which we agreed to pay Timothy Looney $50,000 and to issue to Mr. Looney the Looney Note in the principal amount of $2,500,000 in settlement of various litigation with Mr. Looney. We recorded the Looney Note in our consolidated financial statements for Fiscal 2010 and extinguished previously recorded expenses for litigation judgments related to these matters in Fiscal 2010. The effectiveness of the Looney Settlement Agreement was conditioned upon our receipt of consents from our senior creditors, Summit Financial Resources, L.P. (“Summit”) and Longview Fund, LP (“Longview”). As one of the conditions of obtaining Longview’s consent, we agreed to issue to Longview equity securities with a value of $825,000 (the “Waiver Securities”) in consideration for Longview’s waiver of potential future entitlement to all accumulated, but undeclared and unpaid, dividends on our Series A-1 Stock and our Series A-2 Stock held by Longview from the respective dates of issuance of the Series A-1 Stock and Series A-2 Stock through July 15, 2010. We issued the Waiver Securities to Longview on April 30, 2010 in the form of 27,500 shares of the newly created Series C Convertible Preferred Stock (the “Series C Stock”). We recorded the expense of the Waiver Securities in Fiscal 2010. In connection with Longview’s consent for the Looney Settlement Agreement, we and Longview entered into an Agreement, Consent and Waiver (the “Longview Agreement”) pursuant to which we and Longview made certain agreements related to such consent. One of those agreements was that if we did not arrange for a third-party investor to purchase Longview’s holdings of the Company’s preferred stock on or before July 15, 2010 (the “Buyout”), we were obligated to issue to Longview (a) non-voting equity securities, with terms junior to our Series B Convertible Preferred Stock, convertible into 1,000,000 shares of our common stock (the “Contingent Securities”) and (b) a two-year warrant to purchase 1,000,000 shares of our common stock at an exercise price per share of $0.30 (the “Contingent Warrant”). The terms of the Contingent Securities and the Contingent Warrant were mutually agreed upon by the parties such that the Contingent Securities were to consist of 10,000 shares of Series C Stock convertible into 1,000,000 shares of common stock, subject to receipt of stockholder approval for such issuance if required by Nasdaq. The Buyout did not occur on or before July 15, 2010, and stockholder approval for the issuance of the Contingent Securities in the form of Series C Stock was obtained on July 28, 2010. Accordingly, we issued the Contingent Securities and Contingent Warrant to Longview in August 2010. We recorded a $450,000 expense for the obligation to issue the Contingent Securities and the Contingent Warrant in Fiscal 2010. The net effect of these various expenses was an aggregate recording of $2,270,700 as a litigation settlement expense in Fiscal 2010. (See Note 2 of the Notes to the Consolidated Financial Statements). No comparable expense was incurred in Fiscal 2011.

Change in Fair Value of Derivative Liability.    We recorded a substantial change in fair value of derivative liability for Fiscal 2011, compared to Fiscal 2010, as shown in the following table:

Change in Fair Value of Derivative Liability
Fiscal 2010	$95,500
Dollar change in Fiscal 2011	1,417,200

Fiscal 2011	$1,512,700
Percentage change in Fiscal 2011	1,484%

In Fiscal 2010, our only outstanding instruments deemed to be derivatives were certain warrants, and the estimation of the value of those warrants at October 3, 2010 resulted in the recording of a $95,500 reduction in the value of those warrants in Fiscal 2010. At October 2, 2011, in addition to those warrants, we also had Subordinated Notes outstanding, which were deemed to contain embedded derivatives. The derivative liabilities of these instruments were required to be valued both at their issuance dates, the earliest of which was December 23, 2010 and the latest of which was July 19, 2011, when they were deemed to have been established, and again at the end of subsequent fiscal quarters. Largely because of the change in market value of our common stock between these various dates, this re-measurement of value resulted in the recording of a $1,512,700 aggregate change in fair value of derivative liability for Fiscal 2011. Given the price volatility of our common stock, we anticipate that there could be additional substantial change in fair value of derivative liability expense that we will be required to record in future reporting periods, unless and until the Subordinated Notes are converted into our common stock pursuant to their terms. In the event of such conversion, which we cannot guarantee, the derivative liability associated with these instruments would be eliminated.

Net Loss Attributable to Irvine Sensors Corporation. Our net loss attributable to Irvine Sensors Corporation for Fiscal 2011 increased, compared to Fiscal 2010, as shown in the following table:

Net Loss
Fiscal 2010	$(11,155,800)
Dollar change in Fiscal 2011	(4,607,000)

Fiscal 2011	$(15,762,800)
Percentage change in Fiscal 2011	(41%)

By itself, the approximate $5.9 million increase in interest expense in Fiscal 2011, compared to Fiscal 2010 as discussed above, accounted for significantly more than the increase in our net loss in the current fiscal year. In addition, our aggregate stock-based compensation expense increased $1,115,900 in Fiscal 2011, as compared to Fiscal 2010, as a result of the organizational and management changes effectuated after our Institutional Financing in December 2010. Partially offsetting the effects of these factors on our net loss in Fiscal 2011 was the change in fair value of derivative liability in the current fiscal year discussed above and the absence of the aggregate litigation settlement expense of $2,270,700 that was recorded in Fiscal 2010 for which no comparable expense was incurred in Fiscal 2011. Since all of these factors either represent timing or non-recurring factors or do not relate to our basic operations, we do not believe that the changes in net loss in Fiscal 2011 as compared to Fiscal 2010 are indicative of an underlying operational trend.

Liquidity and Capital Resources

Our liquidity in terms of both cash and cash equivalents and reduction of working capital deficit was substantially improved in Fiscal 2011, largely as a result of the proceeds realized from our private placements of debt and equity during the fiscal year, as shown in the following table:

	Cash and Cash Equivalents	Working Capital (Deficit)
October 3, 2010	$281,600	$(10,096,400)
Dollar change in Fiscal 2011	2,453,000	5,976,600

October 2, 2011	$2,734,600	$(4,119,800)
Percentage change in Fiscal 2011	871%	59%

The aggregate of our non-cash depreciation and amortization expense, non-cash interest expense, non-cash change in fair value of derivative instruments, non-cash employment retirement plan contributions and non-cash stock-based compensation was $6,212,500 in Fiscal 2011. These non-cash operational expenses partially offset the use of cash derived from our net loss from operations and various timing and cash deployment effects, the largest of which were a $2,264,900 decrease in our accounts payable and accrued expenses, a $1,546,400 increase in accounts receivable and a $970,600 increase in deferred revenue. The aggregate of these and other less significant factors contributed to our operational use of cash in the amount of $14,004,200 in Fiscal 2011.

During Fiscal 2011, we also used an aggregate of $5,398,500 in cash to pay the principal balance of our Debentures in full, to pay the principal balance of our unconverted Bridge Notes in full and to make current payments due under settlement agreements. We also used $772,700 of cash for equipment expenditures in Fiscal 2011. These and other uses of cash were offset by $22,733,800 of net proceeds from our debt and equity financings in the current fiscal year, resulting in the net $2,453,000 increase of cash in Fiscal 2011. These financing proceeds were also the primary source of improvement in our working capital deficit in Fiscal 2011. However, the repayment obligations of our debt over the next twelve months will be substantial, and if we are unable to meet these obligations in a timely manner, or at all, our business, results of operations and financial condition could be materially and adversely affected.

The most immediate of the substantial cash debt service obligations to be met in Fiscal 2012 are those that will be due under the terms of the Looney Note, which was entered into in Fiscal 2010 in settlement of litigation with Mr. Looney, the former owner of Optex, and his affiliated entity, as discussed more fully below, under “Contractual Obligations and Commitments”. At October 2, 2011, the principal balance of the Looney Note was approximately $2.1 million, which is a current obligation that we expect to pay in Fiscal 2012. (See Notes 2 and 3 of the Notes to the Consolidated Financial Statements). If our Thermal Imaging Asset Sale is consummated, the amount due under the Looney Note must be paid in connection with that transaction unless the security interests of the Looney Note are waived by Mr. Looney.

In addition, our Senior Subordinated Notes have a feature, as discussed below under “Contractual Obligations and Commitments”, that permit the holders to demand repayment any time on or after July 16, 2012. Although we have no present indication that the holders intend to exercise this right, its possibility requires us to classify the approximate $4.3 million balance of the Senior Subordinated Notes as a current obligation at October 2, 2011, which is more than our aggregate approximate $4.1 million working capital deficit at that date.

At October 2, 2011, our funded backlog was approximately $4.5 million. We expect, but cannot guarantee, that a substantial portion of our funded backlog at October 2, 2011 will result in revenue recognized in the next twelve months, provided that we are able to enhance our liquidity to meet our working capital requirements. In addition, our U.S. Government research and development contracts and product purchase orders typically include unfunded backlog, which is funded when the previously funded amounts have been expended or product delivery schedules are released. As of October 2, 2011, our total backlog, including unfunded portions, was approximately $21.2 million.

Contracts with U.S. Government agencies may be suspended or terminated by the U.S. Government at any time, subject to certain conditions. Similar termination provisions are typically included in agreements with prime contractors. While we have only experienced a small number of contract terminations, none of which were recent, we cannot assure you that we will not experience suspensions or terminations in the future. Any such termination, if material, could cause a disruption of our revenue stream, materially adversely affect our liquidity and results of operations and could result in employee layoffs.

We will need to raise additional funds in the near future to meet our continuing obligations. If our Thermal Imaging Asset Sale is consummated it will generate significant additional liquidity to us. We are presently unaware of circumstances that would prevent the consummation of our Thermal Imaging Asset Sale, but we cannot guarantee that outcome. However, even if our Thermal Imaging Asset Sale is consummated, we may need to enter into other financing transactions, sell other significant assets or engage in licensing transactions. We may not be able to complete any such transactions on acceptable terms, on a timely basis or at all, and even if completed, such transactions could materially and adversely affect our future revenues. Furthermore, we have lenders with security interests in substantially all of our assets, and any asset-based transactions would require such lenders’ consent and not be likely to generate any direct benefits to stockholders.

Off-Balance Sheet Arrangements

Our conventional operating leases are either immaterial to our financial statements or do not contain the types of guarantees, retained interests or contingent obligations that would require their disclosures as an “off-balance sheet arrangement” pursuant to Regulation S-K Item 303(a)(4). As of October 2, 2011 and October 3, 2010, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commitments

Debt.    At October 2, 2011, we had approximately $22,477,000 of debt, which consisted of (i) the Looney Note, with a principal balance of approximately $2,097,200; (ii) Subordinated Notes with an aggregate principal balance of approximately $16,122,200; and (iii) Senior Subordinated Notes with an aggregate principal balance of approximately $4,257,600. Each of these instruments is described more fully below. (See Note 2 of Notes to Consolidated Financial Statements).

The Looney Note issued by the Company in connection with the Looney Settlement Agreement bears simple interest at a rate per annum of 10% of the outstanding principal balance and is secured by substantially all of our assets (the “Collateral”) pursuant to the terms and conditions of a Security Agreement and Intellectual Property Security Agreement with Mr. Looney (the “Security Agreements”), but such security interests are subject to and subordinate to the existing perfected security interests and liens of our senior creditor, Summit. The Looney Note requires the Company to remit graduated monthly installment payments over a 27-month period to Mr. Looney beginning with a payment of $8,000 in May 2010 and ending with a payment of $300,000 in June 2012. All such graduated payments are applied first to unpaid interest and then to outstanding principal. A final payment of the remaining unpaid principal and interest under the Looney Note is due and payable in July 2012. Past due payments will bear simple interest at a rate per annum of 18%. At October 2, 2011, the principal balance of the Looney Note was approximately $2.1 million, which is a current obligation that we expect to pay in Fiscal 2012. To consummate our Thermal Imaging Asset Sale, the security interests of the Looney Note must be waived or the balance due under the Looney Note must be paid.

In December 2010, we issued and sold the Subordinated Notes to Costa Brava and Griffin in the aggregate principal amount of $7,774,800, and agreed to issue and sell in a subsequent closing not later than April 30, 2011 (subject to certain conditions) additional Subordinated Notes (the Milestone Notes) to Costa Brava and Griffin for an aggregate purchase price of $1.2 million (collectively, the Institutional Financing). The Milestone Notes were issued in March 2011. We sold an additional $5,000,000 of Subordinated Notes to five accredited investors, including Costa Brava and Griffin, in July 2011. In addition, in Fiscal 2011 certain holders of unsecured convertible promissory notes that we issued in November and December 2010 elected to convert an aggregate of $1,560,000 of principal and accrued interest of said notes into the securities issued in the Institutional Financing, a portion of which involved conversion into Subordinated Notes.

The Subordinated Notes bear interest at a rate of 12% per annum, due and payable quarterly within 10 business days of the end of each calendar quarter, calculated on the simple interest basis of a 365-day year for the actual number of days elapsed. For the first two years of the term of the Subordinated Notes, we have the option, subject to the satisfaction of certain customary equity conditions, to pay all or a portion of the interest due on each interest payment date in shares of common stock, with the price per share calculated based on the weighted average price of our common stock over the last 20 trading days ending on the second trading day prior to the interest payment date. The foregoing notwithstanding, until the Looney Note is repaid in full, cash interest on the Subordinated Notes must instead be paid by adding the amount of such interest to the outstanding principal amount of the Subordinated Notes as “paid-in-kind” (“PIK”) interest. As a result of the addition of such interest, the outstanding principal balance of the Subordinated Notes at October 2, 2011, exclusive of the effect of debt discounts, was approximately $16,122,200. The principal and accrued but unpaid interest under the Subordinated Notes is convertible at the option of the holder into shares of our common stock at an initial conversion price of $0.07 per share. The conversion price is subject to full ratchet adjustment for certain price dilutive issuances of securities by us and proportional adjustment for events such as stock splits, dividends, combinations and the like. Beginning after the first two years of the term of the Subordinated Notes, we can force the Subordinated Notes to convert to common stock if certain customary equity conditions have been satisfied and the volume weighted average price of our common stock is $0.25 or greater for 30 consecutive trading days.

The Subordinated Notes are secured by substantially all of our assets pursuant to a Security Agreement dated December 23, 2010 and July 1, 2011, as applicable, between us and Costa Brava as representative of the

Subordinated Note holders, but the liens securing the Subordinated Notes are subordinate to the liens securing our indebtedness to Summit Financial Resources, L.P. under that certain Financing Agreement dated as of June 16, 2009 and the liens securing our indebtedness under the Senior Subordinated Notes, and subordinate in right of payment to the Looney Note. To consummate our Thermal Imaging Asset Sale, the security interests of the Subordinated Notes must be waived or the balance due under the Subordinated Notes must be paid.

The Subordinated Notes have not been registered under the Securities Act and may not be offered or sold absent registration or an applicable exemption from registration.

In March 2011, we issued and sold in two closings to Costa Brava and Griffin 12% Senior Subordinated Secured Notes due March 2013 (the “Senior Subordinated Notes”) in the aggregate principal amount of $4,000,000. In July 2011, the Senior Subordinated Notes were amended to permit the holders to demand repayment any time on or after July 16, 2012, in partial consideration for permitting the issuance of additional Subordinated Notes. Because of this demand feature, the Senior Subordinated Notes have been classified as current obligations in our Consolidated Balance Sheet as of October 2, 2011.

The Senior Subordinated Notes bear interest at a rate of 12% per annum, due and payable quarterly in cash within 10 business days of the end of each calendar quarter, calculated on the simple interest basis of a 365-day year for the actual number of days elapsed. The foregoing notwithstanding, until the Looney Note is repaid in full, cash interest on the Senior Subordinated Notes must instead be paid by adding the amount of such interest to the outstanding principal amount of the Senior Subordinated Notes as PIK interest. As a result of the addition of such interest, the outstanding principal balance of the Senior Subordinated Notes at October 2, 2011 was approximately $4,257,600.

The Senior Subordinated Notes are secured by substantially all of the assets of the Company pursuant to Security Agreements dated March 16, 2011 and March 31, 2011 between us and Costa Brava as representative of the Senior Subordinated Note holders, but the liens securing the Senior Subordinated Notes are subordinate to the liens securing our indebtedness to Summit Financial Resources, L.P. under that certain Financing Agreement dated as of June 16, 2009 and subordinated in right of payment to the Looney Note. To consummate our Thermal Imaging Asset Sale, the security interests of the Senior Subordinated Notes must be waived or the balance due under the Senior Subordinated Notes must be paid.

Capital Lease Obligations.    Our outstanding principal balance on our capital lease obligations of $93,200 at October 2, 2011 relate primarily to computer equipment and software and are included as part of current and non-current liabilities within our consolidated balance sheet.

Operating Lease Obligations.    We have various operating leases covering equipment and facilities located at our facilities in Costa Mesa, California and Richardson, Texas.

Deferred Compensation.    We have a deferred compensation plan, the Executive Salary Continuation Plan (“ESCP”) for select key employees. Benefits payable under the ESCP are established on the basis of years of service with the Company, age at retirement and base salary, subject to a maximum benefits limitation of $137,000 per year for any individual. The ESCP is an unfunded plan. The recorded liability for future expense under the ESCP is determined based on expected lifetime of participants using Social Security mortality tables and discount rates comparable to that of rates of return on high quality investments providing yields in amount and timing equivalent to expected benefit payments. At the end of each fiscal year, we determine the assumed discount rate to be used to discount the ESCP liability. We considered various sources in making this determination for Fiscal 2011, including the Citigroup Pension Liability Index, which at September 30, 2011 was 4.69%. Based on this review, we used a 4.69% discount rate for determining the ESCP liability at October 2, 2011. There are presently two of our retired executives who are receiving benefits aggregating $184,700 per annum under the ESCP. As of October 2, 2011, $1,190,100 has been accrued in the accompanying consolidated balance sheet for the ESCP, of which amount $184,700 is a current liability we expect to pay during Fiscal 2012.

Settlement Obligation.     In December 2010, we entered into a Settlement Agreement and Release with FirstMark, pursuant to which we settled all claims between us and FirstMark, including those relating to a lawsuit that was commenced in March 2009. Pursuant to the Settlement Agreement and Release, we are

obligated to pay FirstMark a total sum of $1,235,000 in eighteen monthly payments commencing January 15, 2011. At October 2, 2011, the remaining obligation pursuant to this settlement was $615,000, all of which amount is a current liability we expect to pay during our fiscal year 2012.

Stock-Based Compensation

Aggregate stock-based compensation for Fiscal 2011 and Fiscal 2010 was $1,219,200 and $103,200, respectively, and was included in:

	Fiscal 2011	Fiscal 2010
Cost of revenue	$66,700	$37,400
General and administrative expense	1,152,500	65,800

	$1,219,200	$103,200

All transactions in which goods or services are the consideration received for equity instruments issued to non-employees are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of any such equity instrument is the earliest to occur of (i) the date on which the third-party performance is complete, (ii) the date on which it is probable that performance will occur, or (iii) if different, the date on which the compensation has been earned by the non-employee. In Fiscal 2011, we issued warrants to purchase 2,382,400 shares of our common stock, valued at $190,600, to an investment banking firm for services rendered in a private placement. We have recorded this expense as a debt discount, which was fully amortized during Fiscal 2011. In Fiscal 2010, we issued warrants to purchase an aggregate of 350,000 shares of our common stock, valued at $119,000, to an investment banking firm for a one-year extension of an agreement for said firm to assist us in raising additional capital and to provide financial advisory services. In Fiscal 2010, we also issued 27,500 shares of the Company’s newly created Series C Stock, valued at $825,000, to Longview in consideration for Longview’s consent to the issuance of the Looney Note and waiver of potential future entitlement to all accumulated, but undeclared and unpaid, dividends on the Company’s Series A-1 Stock and the Company’s Series A-2 Stock held by Longview from the respective dates of issuance of the Series A-1 Stock and the Series A-2 Stock through July 15, 2010. We issued an additional 10,000 shares of the Company’s Series C Stock, valued at $300,000, and a two-year warrant to purchase 1,000,000 shares of the Company’s common stock, valued at $150,000, to Longview in satisfaction of one of the conditions of Longview’s consent to the Looney Settlement Agreement.

We have historically issued stock options to employees and outside directors whose only condition for vesting were continued employment or service during the related vesting period. Typically, the vesting period has been up to four years for employee awards and immediate or one-year vesting for director awards, although awards have sometimes been granted with two year vesting periods. In some fiscal years, we have also issued nonvested stock grants to new employees and outside directors. The typical restriction period for such grants is three years. We may impose other performance criteria for the vesting of options or nonvested stock granted in the future.

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

For Fiscal 2011, stock-based compensation included compensation costs attributable to such period for those options that were not fully vested upon adoption of ASC 718, Compensation — Stock Compensation, compensation costs for options and non-vested stock grants that were awarded during the period, prorated from the date of award to October 2, 2011, adjusted for estimated forfeitures and compensation costs for vested stock grants made during Fiscal 2011. During Fiscal 2011, options to purchase 56,905,000 shares of our common stock were granted, awards of 11,800 shares of nonvested stock were made and previously made awards of 10,200 shares of nonvested stock were forfeited. During Fiscal 2011, there were awards of 31,100 shares of vested stock granted to employees. We have estimated forfeitures to be 7%, which reduced stock-based compensation cost by $88,300 in Fiscal 2011.

At October 2, 2011, the total compensation costs related to nonvested option awards not yet recognized was $2,856,500. The weighted-average remaining vesting period of nonvested options at October 2, 2011 was 1.4 years.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not required for a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data

The financial statements, together with the report thereon of Squar, Milner, Peterson, Miranda & Williamson, LLP dated December 7, 2011, as listed under Item 15, appear in a separate section of this report beginning on page F-1.

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

Changes to Internal Control over Financial Reporting.    We have undertaken, and will continue to undertake, an effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002. This effort, under the direction of senior management, includes the documentation, testing and review of our internal controls over financial reporting. During the course of these activities, we have identified potential improvements to our internal controls over financial reporting, including some that we have implemented in Fiscal 2011 such as the modification or expansion of internal process documentation, and some that we are currently evaluating for possible future implementation. During Fiscal 2011, we also evaluated and initiated, but had not yet completed by October 2, 2011, the implementation of various software packages designed to more fully integrate our internal controls to reduce the potential for manual errors derived from multiple data entries. We expect to continue documentation, testing and review of our internal controls on an on-going basis and may identify control deficiencies, possibly including material weaknesses, and other potential improvements to our internal controls in the future. We cannot guarantee that we will remedy any potential material weaknesses that may be identified in the future, or that we will continue to be able to comply with Section 404 of the Sarbanes-Oxley Act.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined under Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with U. S. GAAP; providing reasonable assurance that our receipts and expenditures are made in accordance with authorizations of our management and directors; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of October 2, 2011 to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external reporting purposes in accordance with U.S. GAAP.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

(a)	Identification of Directors.

The information under the captions “Proposal One: Election of Directors” and “Corporate Governance, Board Composition and Board Committees,” appearing in our proxy statement for our 2012 annual meeting of stockholders, is hereby incorporated by reference.

(b)	Identification of Executive Officers and Certain Significant Employees.

The information under the caption “Executive Officers,” appearing in our proxy statement for our 2012 annual meeting of stockholders, is hereby incorporated by reference.

(c)	Compliance with Section 16(a) of the Exchange Act.

The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” appearing in our proxy statement for our 2012 annual meeting of stockholders, is hereby incorporated by reference.

(d)	Code of Ethics.

The Company has adopted a code of ethics and conduct that applies to all of its employees including its principal executive officer, its principal financial and accounting officer, and all members of its finance department performing similar functions. The full text of the Company’s code of ethics and conduct is posted on the Company’s website at http://www.isc8.com under the About Us: Investors section. The Company intends to disclose future amendments to certain provisions of the Company’s code of ethics and conduct, or waivers of such provisions, if any, applicable to the Company’s directors and executive officers, at the same location on the Company’s website identified above. The inclusion of the Company’s website address in this report does not include or incorporate by reference the information on the Company’s website into this report.

Upon request, the Company will provide without charge to any person who so requests, a copy of its code of ethics and conduct. Requests for such copies should be submitted to the Corporate Secretary, at Irvine Sensors Corporation, 3001 Red Hill Avenue, Building 4-108, Costa Mesa, California 92626 or by telephone at (714) 549-8211.

(e)	Corporate Governance.

The information under the caption “Corporate Governance, Board Composition and Board Committees”, appearing in our proxy statement for our 2012 annual meeting of stockholders, is hereby incorporated by reference.

Item 11.	Executive Compensation

The information under the caption “Executive Compensation,” appearing in our proxy statement for our 2012 annual meeting of stockholders, is hereby incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the captions “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Securities Authorized for Issuance Under Equity Compensation Plans,” appearing in our proxy statement for our 2012 annual meeting of stockholders, is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

(a)	Certain Relationships and Related Transactions

The information under the caption “Certain Relationships and Related Person Transactions” appearing in our proxy statement for our 2012 annual meeting of stockholders, is hereby incorporated by reference.

(b)	Director Independence

The information under the captions “Proposal One: Election of Directors” and “Corporate Governance, Board Composition and Board Committees,” appearing in our proxy statement for our 2012 annual meeting of stockholders, is hereby incorporated by reference.

Item 14.	Principal Accounting Fees and Services

The information under the caption “Principal Accountant Fees and Services,” and “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors,” appearing in our proxy statement for our 2012 annual meeting of stockholders, is hereby incorporated by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	(1) Financial Statements

See Index to Consolidated Financial Statements on page F-1.

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

3.4	Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series A-1 10% Cumulative Convertible Preferred Stock(4)

3.5	Certificate of Amendment of Certificate of Incorporation to increase the authorized shares of the Corporation’s Common Stock and the authorized shares of the Corporation’s Preferred Stock(5)

3.6	Certificate of Amendment of Certificate of Incorporation to reclassify, change, and convert each ten (10) outstanding shares of the Corporation’s Common Stock into one(1) share of Common Stock(6)

3.7	Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series A-2 10% Cumulative Convertible Preferred Stock(7)

3.8	Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series B Convertible Preferred Stock(8)

3.9	Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series C Convertible Preferred Stock(9)

3.10	Certificate of Amendment dated March 9, 2011 to Certificate of Incorporation to increase the authorized shares of the Company’s Common Stock(10)

10.1*	2001 Stock Option Plan(11)

Exhibit Number	Exhibit Description

10.2*	2001 Non-Qualified Stock Option Plan(12)

10.3*	2001 Compensation Plan, as amended December 13, 2001(13)

10.4*	2003 Stock Incentive Plan as amended March 1, 2005(14)

10.5*	Deferred Compensation Plan(15)

10.6*	Amended and Restated 2006 Omnibus Incentive Plan(16)

10.7*	Executive Salary Continuation Plan, as amended and restated December 26, 2007(17)

10.8*	2010 Non-Qualified Stock Option Plan(18)

10.9*	Form of Stock Option Agreement for 2010 Non-Qualified Stock Option Plan(19)

10.10*	Employment Agreement dated December 23, 2010 between the Company and Bill Joll(20)

10.11*	Non-Incentive Stock Option Agreement between the Company and Bill Joll(21)

10.12*	Employment Agreement dated December 23, 2010 between the Company and John Carson(22)

10.13*	Form of Non-Incentive Stock Option Agreement between the Company and John Carson and John Stuart(23)

10.14*	Employment Agreement dated December 23, 2010 between the Company and John Stuart(24)

10.15*	2011 Omnibus Incentive Plan(25)

10.16*	Form of Non-Incentive Stock Option Agreement under the 2011 Omnibus Incentive Plan(26)

10.17*	Form of Incentive Stock Option Agreement under the 2011 Omnibus Incentive Plan(27)

10.18*	Form of Restricted Stock Agreement under the 2011 Omnibus Incentive Plan(28)

10.19*	Senior Management Performance Bonus Plan(29)

10.20*	Form of Stock Appreciation Rights Agreement (Stock Settled) under the Company’s 2006 Omnibus Incentive Plan(30)

10.21*	Form of Non-Incentive Stock Option Agreement under the Company’s 2006 Omnibus Incentive Plan(31)

10.22*	Form of Incentive Stock Option Agreement under the Company’s 2006 Omnibus Incentive Plan(32)

10.23*	Form of Restricted Stock Unit Agreement under the Company’s 2006 Omnibus Incentive Plan(33)

10.24*	Form of Restricted Stock Award Agreement under the Company’s 2006 Omnibus Incentive Plan(34)

10.25*	Form of Incentive Stock Option Agreement under the Company’s 2006 Omnibus Incentive Plan(35)

10.26*	Form of Non-Incentive Stock Option Agreement under the Company’s 2006 Omnibus Incentive Plan(36)

10.27*	Form of Stock Appreciation Rights Agreement (Stock Settled) under the Company’s 2006 Omnibus Incentive Plan(37)

10.28*	Irvine Sensors Corporation Deferred Compensation Plan, as amended and restated June 6, 2008, effective January 1, 2005(38)

10.29	Form of Indemnification Agreement between the Registrant and its directors and officers(39)

10.30	Lease Agreement for premises at 3001 Red Hill Avenue, Bldg. 3, Costa Mesa, California, renewal effective October 1, 2008(40)

10.31	Lease Agreement for premises at 3001 Red Hill Avenue, Bldg. 4, Costa Mesa, California, renewal effective October 1, 2008(41)

10.32	Class A Warrant to Purchase Common Stock dated December 29, 2006 issued by the Company to Longview Fund, LP(42)

Exhibit Number	Exhibit Description

10.33	Class A Warrant to Purchase Common Stock dated December 29, 2006 issued by the Company to Alpha Capital Anstalt(43)

10.34	Settlement Agreement and Mutual Release dated December 29, 2006 between the Company and Pequot(44)

10.35	Subscription Agreement dated March 18, 2009 by and among the Company, Longview Fund, LP and Alpha Capital Anstalt(45)

10.36	Financing Agreement dated June 16, 2009 between the Company and Summit Financial Resources, L.P.(46)

10.37	Intercreditor Agreement dated June 16, 2009 by and among Summit Financial Resources, L.P., Longview Fund, L.P., Alpha Capital Anstalt, Michael S. Rudolph as collateral agent and the Company.(47)

10.38	Form of Subscription Agreement dated September 30, 2009 for Private Placement of Preferred Stock Units and schedule of omitted material details thereto.(48)

10.39	Form of Warrant dated September 30, 2009 for Private Placement of Preferred Stock Units and schedule of omitted material details thereto.(49)

10.40	Warrant to Purchase Common Stock dated October 14, 2009 issued to a financial advisory and investment banking firm(50)

10.41	Agreement, Consent and Waiver dated April 9, 2010 by and between Irvine Sensors Corporation and Longview(51)

10.42	Longview consent and waiver extending default grace period relating to the judgment entered by the Court in the Looney lawsuit.(52)

10.43†	Teaming Agreement between Irvine Sensors Corporation and Optics 1, Inc.(53)

10.44

Settlement and Release Agreement dated March 26, 2010 by and between Timothy Looney, Barbara Looney and TWL Group, L.P., on the one hand, and Irvine Sensors Corporation, John C. Carson and John J. Stuart, Jr., on the other hand.(54)

10.45	Agreement, Consent and Waiver dated April 9, 2010 by and between Irvine Sensors Corporation and Longview.(55)

10.46	Secured Promissory Note to Timothy Looney dated April 14, 2010(56)

10.47†	Security Agreement to Timothy Looney dated April 14, 2010(57)

10.48†	Intellectual Property Security Agreement to Timothy Looney dated April 14, 2010(58)

10.49	Form of Subscription Agreement for Debenture Financing(59)

10.50	Form of Unsecured Convertible Debenture(60)

10.51	Form of Unsecured Non-Convertible Debenture(61)

10.52	Form of Investor Common Stock Warrant for Debenture Financing(62)

10.53	Form of Placement Agent Common Stock Warrant for Debenture Financing(63)

10.54	Clarification dated April 27, 2010 between Irvine Sensors Corporation and Longview(64)

10.55	June 8, 2010 Waiver of Letter of Intent requirement of Agreement, Consent and Waiver dated April 9, 2010 by and between Irvine Sensors Corporation and Longview(65)

10.56	Form of Subscription Agreement for Common Stock Unit Financing(66)

10.57	Form of Investor Common Stock Warrant for Common Stock Unit Financing(67)

10.58	Form of Placement Agent Common Stock Warrant for Common Stock Unit Financing(68)

Exhibit Number	Exhibit Description

10.59	Form of Common Stock Warrant issued to Longview on August 2, 2010(69)

10.60	Waiver and Consent of Longview Fund, L.P. and Alpha Capital Anstalt(70)

10.61	Agreement Amending July 2007 Promissory Note and Cancelling Contingent Secured Promissory Note(71)

10.62	Summary of Accredited Investor Stock Purchase Agreement(72)

10.63	Securities Purchase Agreement dated December 23, 2010 between the Company and Costa Brava and Griffin(73)

10.64	Form of 12% Subordinated Secured Convertible Note issued by the Company to Costa Brava and Griffin on December 23, 2010(74)

10.65	Security Agreement dated December 23, 2010 between the Company and Costa Brava as representative of the Note holders(75)

10.66	Stockholders Agreement dated December 23, 2010 between the Company and Costa Brava and Griffin(76)

10.67	Voting Agreement dated December 23, 2010 among the Company, the Irvine Sensors Corporation Cash or Deferred & Stock Bonus Plan, Costa Brava and Griffin(77)

10.68	Form of Indemnification Agreement for directors designated by Costa Brava and Griffin(78)

10.69	Settlement Agreement and Release between the Company and FirstMark(79)

10.70	Form of Subscription Agreement for Bridge Notes(80)

10.71	Form of Bridge Note(81)

10.72	Form of Agent Common Stock Warrant for Bridge Note Financing(82)

10.73	Form of Joinder Agreement(83)

10.74	Form of 12% Senior Subordinated Secured Promissory Note issued by the Company to Costa Brava on March 16, 2011 and to Costa Brava and Griffin on March 31, 2011(84)

10.75	Security Agreement dated March 16, 2011 between the Company and Costa Brava as representative of the Note holders(85)

10.76	Omnibus Amendment dated March 16, 2011 between the Company and Costa Brava and Griffin(86)

10.77	Form of 12% Subordinated Secured Convertible Notes due December 23, 2015 issued to Costa Brava and Griffin on March 31, 2011(87)

10.78	Form of 12% Subordinated Secured Convertible Notes due December 23, 2015 issued on July 1, 2011(88)

10.79	Security Agreement dated July 1, 2011(89)

10.80	Second Omnibus Amendment dated July 1, 2011(90)

10.81	Asset Purchase Agreement dated October 17, 2011 by and between the Company and Vectronix, Inc.(91)

10.82	Stockholder Voting and Support Agreement dated October 17, 2011 by and among Purchaser and certain of the Company’s stockholders(92)

10.83†	Patent License Agreement dated as of March 18, 2009 by and between the Company and Aprolase Development Co., LLC(93)

10.84*	Confidential Transition Agreement and Release dated October 25, 2011 by and between the Company and John J. Stuart, Jr.(94)

Exhibit Number	Exhibit Description
10.85*	Offer Letter of Employment dated August 15, 2011 by and between the Company and Dan Regalado, as amended on September 9, 2011(95)

10.86	Loan and Security Agreement dated December 14, 2011 between the Company and Partners for Growth III, L.P. (96)

10.87	Form of Warrant dated December 14, 2011 issued to PFG and two of its related entities (97)

10.88	General Release Agreement dated December 13, 2011 between the Company and Summit Financial Resources (98)

21.1	Subsidiaries of the Registrant

23.1	Consent of Squar, Milner, Peterson, Miranda & Williamson, LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101

The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) the Consolidated Balance Sheets at October 3, 2011 and October 3, 2010, (ii) the Consolidated Statements of Operations for the 52 weeks ended October 2, 2011 and the 53 weeks ended October 3, 2010, (iii) the Consolidated Statement of Stockholders’ Deficit, (iv) the Consolidated Statements of Cash Flows for the 52 weeks ended October 2, 2011 and the 53 weeks ended October 3, 2010, and (v) the Notes to Condensed Consolidated Financial Statements.**

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003.

(2)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on September 21, 2007.

(3)	Incorporated by reference to Exhibit 3.3 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on April 18, 2008.

(4)	Incorporated by reference to Exhibit 3.4 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on April 18, 2008.

(5)	Incorporated by reference to Exhibit 3.5 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on August 27, 2008.

(6)	Incorporated by reference to Exhibit 3.6 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on August 27, 2008.

(7)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on March 24, 2009.

(8)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on October 1, 2009.

(9)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on May 4, 2010.

(10)	Incorporated by reference to Exhibit No. 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC with the Securities and Exchange Commission on March 15, 2011.

(11)	Incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement for the March 7, 2001 Annual Meeting of Stockholders, filed February 9, 2001.

(12)	Incorporated by reference to Exhibit 99 filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-102284), filed December 31, 2002.

(13)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-76756), filed January 15, 2002.

(14)	Incorporated by reference to Exhibit 99 filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-124868), filed May 12, 2005.

(15)	Incorporated by reference to Exhibit 10.9 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 2004.

(16)	Incorporated by reference to Exhibit 10.13 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2009.

(17)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC December 31, 2007.

(18)	Incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K as filed with the SEC on December 29, 2010.

(19)	Incorporated by reference to Exhibit 10.14 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2011.

(20)	Incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on December 29, 2010.

(21)	Incorporated by reference to Exhibit 10.9 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2011.

(22)	Incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on December 29, 2010.

(23)	Incorporated by reference to Exhibit 10.11 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2011.

(24)	Incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed on December 29, 2010.

(25)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on March 15, 2011.

(26)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed with the SEC on March 15, 2011.

(27)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K as filed with the SEC on March 15, 2011.

(28)	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K as filed with the SEC on March 15, 2011.

(29)	Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K as filed with the SEC on March 15, 2011.

(30)	Incorporated by reference to Exhibit 10.59 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2007.

(31)	Incorporated by reference to Exhibit 10.60 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2007.

(32)	Incorporated by reference to Exhibit 10.61 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2007.

(33)	Incorporated by reference to Exhibit 10.62 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2007.

(34)	Incorporated by reference to Exhibit 10.63 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2007.

(35)	Incorporated by reference to Exhibit 10.15 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2008.

(36)	Incorporated by reference to Exhibit 10.16 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2008.

(37)	Incorporated by reference to Exhibit 10.17 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2008.

(38)	Incorporated by reference to Exhibit 10.18 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2008.

(39)	Incorporated by reference to Exhibit 10.9 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2000.

(40)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 24, 2008.

(41)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 24, 2008.

(42)	Incorporated by reference to Exhibit 10.11 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(43)	Incorporated by reference to Exhibit 10.12 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(44)	Incorporated by reference to Exhibit 10.16 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2007.

(45)	Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on March 24, 2009.

(46)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on June 22, 2009.

(47)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed with the SEC on June 22, 2009.

(48)	Incorporated by reference to Exhibit 10.69 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2009.

(49)	Incorporated by reference to Exhibit 10.70 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2009.

(50)	Incorporated by reference to Exhibit 10.71 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2009.

(51)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on April 15, 2010.

(52)	Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 2009.

(53)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2010.

(54)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2010.

(55)	Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2010.

(56)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed with the SEC on April 15, 2010.

(57)	Incorporated by reference to Exhibit 10.6 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2010.

(58)	Incorporated by reference to Exhibit 10.7 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2010.

(59)	Incorporated by reference to Exhibit 10.8 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2010.

(60)	Incorporated by reference to Exhibit 10.9 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2010.

(61)	Incorporated by reference to Exhibit 10.10 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2010.

(62)	Incorporated by reference to Exhibit 10.11 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2010.

(63)	Incorporated by reference to Exhibit 10.12 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2010.

(64)	Incorporated by reference to Exhibit 10.13 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2010.

(65)	Incorporated by reference to Exhibit 10.6 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2010.

(66)	Incorporated by reference to Exhibit 10.7 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2010.

(67)	Incorporated by reference to Exhibit 10.8 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2010.

(68)	Incorporated by reference to Exhibit 10.9 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2010.

(69)	Incorporated by reference to Exhibit 10.10 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2010.

(70)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on August 24, 2010.

(71)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on October 5, 2010.

(72)	Incorporated by reference to Exhibit 10.65 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 2010.

(73)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on December 29, 2010.

(74)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed with the SEC on December 29, 2010.

(75)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K as filed with the SEC on December 29, 2010.

(76)	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K as filed with the SEC on December 29, 2010.

(77)	Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K as filed with the SEC on December 29, 2010.

(78)	Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K as filed with the SEC on December 29, 2010.

(79)	Incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2011.

(80)	Incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K as filed with the SEC on December 29, 2010.

(81)	Incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K as filed with the SEC on December 29, 2010.

(82)	Incorporated by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2011.

(83)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on January 6, 2011.

(84)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on March 21, 2011.

(85)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed with the SEC on March 21, 2011.

(86)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K as filed with the SEC on March 21, 2011.

(87)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on April 6, 2011.

(88)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 8-K as filed with the SEC on July 7, 2011.

(89)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 8-K as filed with the SEC on July 7, 2011.

(90)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Quarterly Report on Form 8-K as filed with the SEC on July 7, 2011.

(91)	Incorporated by reference to Exhibit 2.1 filed with the Registrant’s Quarterly Report on Form 8-K as filed with the SEC on October 19, 2011.

(92)	Incorporated by reference to Exhibit 2.2 filed with the Registrant’s Quarterly Report on Form 8-K as filed with the SEC on October 19, 2011.

(93)	Incorporated by reference to Exhibit 10.12 filed with the Registrant’s Quarterly Report on Form 10-Q as filed with the SEC on May 13, 2009.

(94)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on October 31, 2011.

(95)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on October 31, 2011.

(96)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 15, 2011.

(97)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 15, 2011.

(98)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 15, 2011.

*	Denotes management contract or compensatory plan or arrangement

†

Confidential treatment was previously requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions were omitted from this exhibit and filed separately with the Securities and Exchange Commission

**

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections

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

IRVINE SENSORS CORPORATION

By:	/s/ Bill Joll
Bill Joll
Chief Executive Officer, President and Director
(Principal Executive Officer)
Dated: December 29, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Bill Joll	/s/ Dan A. Regalado
Bill Joll	Dan A. Regalado
Chief Executive Officer, President and Director	Senior Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)
Dated: December 29, 2011	Dated: December 29, 2011

/s/ John J. Stuart, Jr.	/s/ John C. Carson
John J. Stuart, Jr.	John C. Carson, Vice-Chairman of the
Senior Vice President and	Board and Chief Strategist
Chief Accounting Officer	Dated: December 29, 2011
(Principal Accounting Officer)
Dated: December 29, 2011

/s/ Seth Hamot	/s/ Marc Dumont
Seth Hamot, Chairman of The Board and Director	Marc Dumont, Director
Dated: December 29, 2011	Dated: December 29, 2011

/s/ Jack Johnson	/s/ Thomas M. Kelly
Jack Johnson, Director	Thomas M. Kelly, Director
Dated: December 29, 2011	Dated: December 29, 2011

/s/ Edward J. Scolins	/s/ Chester P. White
Edward J. Scolins, Director	Chester P. White, Director
Dated: December 29, 2011	Dated: December 29, 2011

/s/ Robert Wilson
Robert Wilson, Director
Dated: December 29, 2011

IRVINE SENSORS CORPORATION

Irvine Sensors Corporation

Consolidated Balance Sheets

	October 2, 2011	October 3, 2010
Assets
Current assets:
Cash and cash equivalents	$2,734,600	$281,600
Accounts receivable, net of allowance for doubtful accounts of $13,800 and $15,000, respectively	1,928,500	382,100
Unbilled revenues on uncompleted contracts	557,200	630,300
Inventory, net	1,437,300	1,715,800
Prepaid expenses and other current assets	117,800	182,300

Total current assets	6,775,400	3,192,100
Property and equipment, net (including construction in process of $0 and $204,000, respectively)	2,550,100	2,730,000
Intangible assets, net	10,400	12,400
Deferred financing costs	1,052,300	302,900
Deposits	196,600	87,400

Total assets	$10,584,800	$6,324,800

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,535,600	$4,724,100
Accrued expenses	1,416,800	4,097,700
Accrued estimated loss on contracts	—	29,000
Advance billings on uncompleted contracts	397,200	321,800
Advances against accounts receivable	—	99,700
Deferred revenue	544,800	1,515,400
Restructured debt, net of debt discounts	—	163,100
Secured promissory note, current portion	2,097,200	402,500
Senior subordinated secured promissory notes	4,257,600	—
Debentures, net of debt discounts	—	1,935,200
Settlement agreements obligations, current portion	632,200	—
Capital lease obligations, current portion	13,800	—

Total current liabilities	10,895,200	13,288,500
Secured promissory note, less current portion	—	2,097,500
Subordinated secured convertible promissory notes, net of discounts	3,944,800	—
Settlement agreement obligations, less current portion	18,700	—
Derivative liability	13,352,800	4,000
Executive Salary Continuation Plan liability	1,005,400	1,030,700
Capital lease obligations, less current portion	79,400	—

Total liabilities	29,296,300	16,420,700

Commitments and contingencies (Note 11)
Stockholders’ deficit:
Convertible preferred stock, $0.01 par value, 1,000,000 and 1,000,000 shares authorized, respectively;	—	500
Series A-2 — 0 and 8,300 shares issued and outstanding, respectively(1); liquidation preference of $0 and $333,300, respectively;
Series B — 1,800 and 1,900 shares issued and outstanding, respectively(1); liquidation preference of $1,785,600 and $1,892,700, respectively
Series C — 0 and 37,500 shares issued and outstanding, respectively(1); liquidation preference of $0 and $1,125,000, respectively
Common stock, $0.01 par value, 500,000,000 and 150,000,000 shares authorized, respectively; 113,695,800 and 33,535,400 shares issued and outstanding, respectively(1)	1,137,000	335,400
Common stock held by Rabbi Trust	(1,020,700)	(1,169,600)
Deferred compensation liability	1,020,700	1,169,600
Paid-in capital	171,385,300	165,039,200
Accumulated deficit	(191,558,200)	(175,795,400)

Irvine Sensors Corporation stockholders’ deficit	(19,035,900)	(10,420,300)
Noncontrolling interest	324,400	324,400

Total stockholders’ deficit	(18,711,500)	(10,095,900)

Total liabilities and stockholders’ deficit	$10,584,800	$6,324,800

(1)	The number of shares of preferred stock and common stock issued and outstanding have been rounded to the nearest one hundred (100).

See Accompanying Notes to Consolidated Financial Statements

Irvine Sensors Corporation

Consolidated Statements of Operations

	Fiscal Years Ended
	October 2, 2011	October 3, 2010
Revenues
Product sales	$8,574,200	$8,526,200
Contract research and development revenue	5,520,800	3,177,800
Other revenue	—	12,800

Total revenues	14,095,000	11,716,800

Cost and expenses
Cost of product sales	6,469,500	3,150,900
Cost of contract research and development revenue	5,609,200	6,659,000
General and administrative expense	8,101,800	6,589,900
Research and development expense	3,679,300	2,639,000

Total costs and expenses	23,859,800	19,038,800
Gain on sale of assets	—	12,600

Loss from operations	(9,764,800)	(7,309,400)
Interest expense	(7,544,700)	(1,692,600)
Provision for litigation judgment	—	(20,200)
Litigation settlement expense	—	(2,270,700)
Change in fair value of derivative instrument	1,512,700	95,500
Other income (expense)	(3,400)	48,900

Loss from operations before benefit (provision) for income taxes	(15,800,200)	(11,148,500)
Benefit (provision) for income taxes	37,400	(7,300)

Net loss	(15,762,800)	(11,155,800)
Less net loss attributable to noncontrolling interests in subsidiary	—	—

Net loss attributable to Irvine Sensors Corporation	$(15,762,800)	$(11,155,800)

Basic and diluted net loss attributable to Irvine Sensors Corporation per common share	$(0.17)	$(0.70)

Basic and diluted weighted average number of common shares outstanding	90,728,100	18,116,700

See Accompanying Notes to Consolidated Financial Statements

Irvine Sensors Corporation

Consolidated Statements of Stockholders’ Deficit

	Series A-1 and A-2 Preferred Stock Shares Issued(1)		Series B Preferred Stock Shares Issued(1)		Series C Preferred Stock Shares Issued(1)		Common Stock Shares Issued(1)		Common Stock Warrants Issued(1)	Prepaid Stock-Based Compensation	Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Deficit
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number
Balance at September 27, 2009	124,900	$1,200	—	$—	—	$—	9,694,500	$96,900	1,461,300	$—	$162,497,700	$(167,299,100)	$324,400	$(4,378,900)
Cumulative-effect adjustment of adopting ASC 815-40	—	—	—	—	—	—	—	—	—	—	(4,230,000)	4,130,500	—	(99,500)
Common stock issued to employee retirement plan	—	—	—	—	—	—	2,673,800	26,700	—	(750,000)	723,300	—	—	—
Sale of preferred stock, net of financing costs and value assigned to warrants issued to investors	—	—	3,500	—	—	—	—	—	—	—	1,307,900	—	—	1,307,900
Issuance of preferred stock as litigation settlement expense	—	—	—	—	37,500	400	—	—	—	—	1,124,600	—	—	1,125,000
Issuance of warrants as litigation settlement expense	—	—	—	—	—	—	—	—	1,000,000	—	150,000	—	—	150,000
Common stock warrants issued to preferred stock investors	—	—	—	—	—	—	—	—	2,094,000	—	424,000	—	—	424,000
Sale of common stock units, net of issuance costs	—	—	—	—	—	—	3,469,500	34,700	693,900	—	437,000	—	—	471,700
Sale of common stock	—	—	—	—	—	—	138,500	1,400	—	—	16,600	—	—	18,000
Common stock issued to pay interest	—	—	—	—	—	—	693,600	6,900	—	—	270,500	—	—	277,400
Common stock options exercised	—	—	—	—	—	—	10,000	100	—	—	1,500	—	—	1,600
Deemed dividend of beneficial conversion feature of preferred stock issuance	—	—	—	—	—	—	—	—	—	—	1,471,000	(1,471,000)	—	—
Common stock issued upon conversion of preferred stock	(116,600)	(1,100)	(1,600)	—	—	—	16,851,000	168,500	—	—	(167,400)	—	—	—
Stock-based compensation expense — vested stock	—	—	—	—	—	—	1,800	200	—	—	600	—	—	800
Beneficial conversion feature of debentures	—	—	—	—	—	—	—	—	—	—	102,200	—	—	102,200
Common stock warrants issued to debenture investors	—	—	—	—	—	—	—	—	860,000	—	163,500	—	—	163,500
Common stock warrants issued to investment banking firm	—	—	—	—	—	—	—	—	2,695,100	—	643,800	—	—	643,800
Additional shares of common stock issuable pursuant to application of warrant anti-dilution provisions	—	—	—	—	—	—	—	—	715,500	—	—	—	—	—
Common stock warrants expired	—	—	—	—	—	—	—	—	(1,477,500)	—	—	—	—	—
Issuance of nonvested stock, net	—	—	—	—	—	—	2,700	—	—	—	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	—	—	—	65,100	—	—	65,100
Amortization of employee retirement plan contributions	—	—	—	—	—	—	—	—	—	750,000	—	—	—	750,000
Stock-based compensation expense — options	—	—	—	—	—	—	—	—	—	—	37,300	—	—	37,300
Net loss	—	—	—	—	—	—	—	—	—	—	—	(11,155,800)	—	(11,155,800)

Balance at October 3, 2010	8,300	100	1,900	—	37,500	400	33,535,400	335,400	8,042,300	—	165,039,200	(175,795,400)	324,400	(10,095,900)
Common stock issued to employee retirement plan	—	—	—	—	—	—	6,666,700	66,700	—	(800,000)	733,300	—	—	—
Common stock issued upon conversion of preferred stock	(8,300)	(100)	(100)	—	(37,500)	(400)	7,518,400	75,200	—	—	(74,700)	—	—	—
Issuance of common stock as debt discount	—	—	—	—	—	—	5,758,100	57,600	—	—	692,400)	—	—	750,000
Sale of common stock, net of issuance costs	—	—	—	—	—	—	51,788,600	517,900	—	—	2,789,300)	—	—	3,307,200
Issuance of nonvested stock, net	—	—	—	—	—	—	1,600	—	—	—	—	—	—	—
Common stock warrants issued to investment banking firm	—	—	—	—	—	—	—	—	2,382,400	—	190,600	—	—	190,600
Common stock issued pursuant to cashless warrant exercise	—	—	—	—	—	—	221,000	2,200	(308,900)	—	30,900	—	—	33,100
Stock-based compensation expense — vested stock	—	—	—	—	—	—	333,600	3,300	—	—	36,300	—	—	39,600
Common stock issued to pay interest	—	—	—	—	—	—	682,300	6,800	—	—	266,100	—	—	272,900
Common stock options exercised	—	—	—	—	—	—	20,000	200	—	—	3,000	—	—	3,200
Common stock issued upon conversion of debt and interest	—	—	—	—	—	—	7,170,100	71,700	—	—	430,200	—	—	501,900
Elimination of derivative liability from conversion of debt to common stock	—	—	—	—	—	—	—	—	—	—	69,100	—	—	69,100
Stock-based compensation expense — options	—	—	—	—	—	—	—	—	—	—	1,172,200	—	—	1,172,200
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	—	—	—	7,400	—	—	7,400
Amortization of employee retirement plan contributions	—	—	—	—	—	—	—	—	—	800,000	—	—	—	800,000
Net loss	—	—	—	—	—	—	—	—	—	—	—	(15,762,800)	—	(15,762,800)

Balance at October 2, 2011	—	$—	1,800	$—	—	$—	113,695,800	$1,137,000	10,115,800	$—	$171,385,300	$(191,558,200)	$324,400	$(18,711,500)

(1)	Amounts of preferred stock, common stock and warrants issued have been rounded to nearest one hundred (100).

See Accompanying Notes to Consolidated Financial Statements

Irvine Sensors Corporation

Consolidated Statements of Cash Flows

	Fiscal Years Ended
	October 2, 2011		October 3, 2010
Cash flows from operating activities:
Net loss		(15,762,800)		(11,155,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	$1,112,900		$1,280,300
Provision for (use of) allowance for inventory valuation	299,800		(3,800)
Non-cash interest expense	4,593,000		751,500
Non-cash litigation settlement	—		2,270,700
Non-cash employee retirement plan contributions	800,000		750,000
Gain on sale of assets	—		(12,600)
Change in fair value of derivative liability	(1,512,700)		(95,500)
Non-cash stock-based compensation	1,219,300		103,200
(Increase) decrease in accounts receivable	(1,546,400)		1,014,200
Decrease in unbilled revenues on uncompleted contracts	73,100		255,000
Increase in inventory	(21,300)		(1,319,600)
(Decrease) increase in prepaid expenses and other current assets	64,500		(10,100)
Increase in deposits	(109,200)		(49,900)
(Decrease) increase in accounts payable and accrued expenses	(2,264,900)		3,045,700
(Decrease) increase in accrued estimated loss on contracts	(29,000)		29,000
Decrease in Executive Salary Continuation Plan liability	(25,300)		(26,900)
Increase in advance billings on uncompleted contracts	75,400		72,200
(Decrease) increase in deferred revenue	(970,600)		1,335,400

Total adjustments		1,758,600		9,388,800

Net cash used in operating activities		(14,004,200)		(1,767,000)

Cash flows from investing activities:
Property and equipment expenditures	(772,700)		(1,042,200)
Gross proceeds from sale of fixed assets and intangibles	—		12,600
Transfer of fixed asset (from) to contract expense	—		(19,300)

Net cash used in investing activities		(772,700)		(1,048,900)
Cash flows from financing activities:
Proceeds from sale of preferred stock, net of issuance costs	—		2,049,500
Proceeds from sale of common stock and units, net of issuance costs	3,307,200		489,700
Proceeds from sale of debenture units	—		1,651,300
Proceeds from senior subordinated secured promissory notes	4,000,000		—
Proceeds from subordinated secured convertible promissory notes	13,974,800		—
Proceeds from unsecured convertible promissory notes	3,000,000		—
Proceeds from options exercised	3,200		1,600
Debt issuance costs paid	(1,548,200)		(297,700)
Decrease in advances against accounts receivable	(99,700)		(886,100)
Principal payments of notes payable and settlement agreements	(5,398,500)		(25,300)
Principal payments of capital leases	(8,900)		(11,200)

Net cash provided by financing activities		17,229,900		2,971,800

Net increase in cash and cash equivalents		2,453,000		155,900
Cash and cash equivalents at beginning of period		281,600		125,700

Cash and cash equivalents at end of period		$2,734,600		$281,600

Non-cash investing and financing activities:
Noncash conversion of preferred stock to common stock		$1,565,400		$4,292,200
Issuance of warrants recorded as deferred financing costs		$—		$643,800
Property and equipment acquired for note payable		$56,200		$—
Equipment financed with capital leases		$102,100		$—
Conversion of notes and accrued interest to common stock		$501,900		$277,600
Common stock issued to pay accrued interest		$272,900		$—
Accrued expenses settled with settlement agreement obligations		$1,235,000		$—
Issuance of common stock as debt discount		$750,000		$—
Warrants issued to investment banking firm		$190,600		$—
Cashless warrant exercise		$33,100		$—
Noncash litigation settlement expense		$—		$2,270,700
Elimination of derivative liability from conversion of debt to common stock		$69,100		$—

Supplemental cash flow information:
Cash paid for interest		$475,700		$356,100
Cash paid for income taxes		$3,200		$7,700

See Accompanying Notes to Consolidated Financial Statements

Irvine Sensors Corporation

Notes to Consolidated Financial Statements

Note 1 — Description of Business and Summary of Significant Accounting Policies

Description of Business

Irvine Sensors Corporation (“ISC” and collectively with its subsidiaries the “Company”) is actively engaged in the design, development, manufacture and sale of security products, particularly cyber security solutions for commercial and U.S. Government applications, that utilize technologies that the Company has pioneered for three-dimensional stacking of semiconductors, anti-tamper systems, high-speed processor assemblies and miniaturized vision systems and sensors. The Company also performs customer-funded contract research and development related to these products, mostly for U.S. Government customers or prime contractors. Most of the Company’s historical business relates to application of its technologies for stacking either packaged or unpackaged semiconductors into more compact three-dimensional forms, which the Company believes offer volume, power, weight and operational advantages over competing packaging approaches, and which the Company believes allows it to offer higher-level products with unique operational features. The Company has introduced certain higher-level products in the fields of thermal imaging cores and high speed processing for cyber security that take advantage of the Company’s packaging technologies. The Company is currently placing particular emphasis on the development of cyber security products, such as high-speed processing boards and subsystems, intended for commercial and U.S. Government applications and, in April 2011, opened and commenced staffing a new office in Texas for such activity. In November 2011, the Company was rebranded and commenced doing business as “ISC8” to call attention to its cyber security commercialization activities.

Summary of Significant Accounting Policies

Consolidation.    The consolidated financial statements include the accounts of ISC and its subsidiaries, Novalog, Inc. (“Novalog”), MicroSensors, Inc. (“MSI”), RedHawk Vision Systems, Inc. (“RedHawk”) and iNetWorks Corporation (“iNetWorks”). The Company’s subsidiaries do not presently have material operations or assets. All significant intercompany transactions and balances have been eliminated in the consolidation. None of the Company’s subsidiaries accounted for more than 10% of the Company’s total assets at October 2, 2011 and October 3, 2010 or had separate employees or facilities at such dates.

Fiscal Year.    The Company’s fiscal year ends on the Sunday nearest September 30. “Fiscal 2011” ended October 2, 2011 and included 52 weeks. “Fiscal 2010” ended October 3, 2010 and included 53 weeks. The fiscal year ending September 30, 2012 (“Fiscal 2012”) will include 52 weeks.

Reportable Segments and Reclassifications.    In Fiscal 2011, the Company restructured, in conjunction with a financing, to focus its operations on development and sale of products derived from its technology. As a result, the Company is presently managing its operations as a single business segment. The Company is continuing to evaluate the current and potential business derived from sales of its products and, in the future, may present its consolidated statement of operations in more than one segment if the Company segregates the management of various product lines in response to business and market conditions. In addition, to facilitate comparison to the significant derivative liability recorded in Fiscal 2011, the derivative liability at October 3, 2010 has been reclassified and presented separately in the Consolidated Balance Sheets included in this report, as opposed to being included in accrued expenses as presented in the Company’s Form 10-K for Fiscal 2010.

Liquidity Matters.    The Company has incurred net losses and negative cash flows from operations, and at October 2, 2011, the Company had a working capital deficit of approximately $4.2 million. This combination of circumstances raised questions about the Company’s liquidity to deal with its operating needs over the next twelve months, and whether the Company had the resources to continue as a going concern.

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

Partly in response to this issue, the Company’s management negotiated a sale of assets expected to generate a substantial liquidity infusion in the Company’s second quarter of Fiscal 2012. (See Note 15). In addition, the Company’s management commenced negotiations regarding potential additional financing intended to generate further liquidity to supplement the expected infusion from the planned asset sale. Management believes that the sale, the additional financing and the Company’s current cash position provide sufficient resources and operating flexibility through at least the next twelve months.

Use of Estimates.    The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Management prepares estimates for a number of factors, including derivative liabilities, stock-based compensation, deferred tax assets, inventory reserves and estimated costs to complete contracts. The Company believes its estimates of derivative liabilities, estimates of inventory reserves and estimated costs to complete contracts, as further discussed below, to be the most sensitive estimates impacting financial position and results of operations in the near term.

Derivatives.    A derivative is an instrument whose value is “derived” from an underlying instrument or index such as a future, forward, swap, option contract, or other financial instrument with similar characteristics, including certain derivative instruments embedded in other contracts (“embedded derivatives”) and for hedging activities. As a matter of policy, the Company does not invest in separable financial derivatives or engage in hedging transactions. However, the Company has entered into complex financing transactions, including the convertible debt transactions entered into in Fiscal 2011, that involve financial instruments containing certain features that have resulted in the instruments being deemed derivatives or containing embedded derivatives. The Company may engage in other similar complex debt transactions in the future, but not with the intention to enter into derivative instruments. Derivatives and embedded derivatives, if applicable, are measured at fair value using the binomial lattice-pricing model and marked to market through earnings. However, such new and/or complex instruments may have immature or limited markets. As a result, the pricing models used for valuation of derivatives often incorporate significant estimates and assumptions, which may impact the level of precision in the financial statements. Furthermore, depending on the terms of a derivative or embedded derivative, the valuation of derivatives may be removed from the financial statements upon conversion of the underlying instrument into some other security.

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

From time to time, the Company capitalizes material, labor and overhead costs expected to be recovered from a probable new contract. Due to the uncertain timing of new or follow-on research and development contracts, the Company maintains significant reserves for this inventory to avoid overstating its value. The Company has adopted this practice because it is typically able to more fully recover such costs under the provisions of U.S. Government contracts by direct billing of inventory rather than by seeking recovery of such costs through permitted indirect rates.

Estimated Costs to Complete and Accrued Estimated Loss on Contracts.    The Company reviews and reports on the performance of its contracts and product orders against the respective resource plans for such contracts and orders. These reviews are summarized in the form of estimates of costs to complete (“ETCs”).

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

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

During Fiscal 2011, the Company’s accrued estimated loss on contracts decreased $29,000, from $29,000 to $0. This decrease reflects a change in the Company’s estimate (excluding contingencies), which management believes reflects ETCs for contracts in progress based on their completion status at October 2, 2011 and current and future technical requirements under the program contracts.

Revenues.    The Company derives revenue from contract research and development, as well as from product sales. Revenues derived from contracts to develop prototypes and provide research, development, design, testing and evaluation of complex detection and control defense systems were a substantial contributor to total revenues in Fiscal 2011 and Fiscal 2010. The Company’s research and development contracts are usually cost reimbursement plus fixed fee, fixed price level of effort or occasionally firm fixed price. The Company’s cost reimbursement plus fixed fee research and development contracts require the Company’s good faith performance of a statement of work within overall budgetary constraints, but with latitude as to resources utilized. The Company’s fixed price level of effort research and development contracts require the Company to deliver a specified number of labor hours in the performance of a statement of work. The Company’s firm fixed price research and development contracts require the Company to deliver specified items of work independent of resources utilized to achieve the required deliverables. Revenues for all types of research and development contracts are recognized as costs are incurred and include applicable fees or profits primarily in the proportion that costs incurred bear to estimated final costs. Costs and estimated earnings in excess of billings under U.S. Government research and development contracts are accounted for as unbilled revenues on uncompleted contracts, stated at estimated realizable value and are expected to be realized in cash within one year. Billings in excess of costs and estimated earnings under U.S. Government research and development contracts are accounted for as advanced billings on uncompleted contracts.

U.S. Government research and development contract costs, including indirect costs, are subject to audit and adjustment from time to time by negotiations between the Company and U.S. Government representatives. The U.S. Government has approved the Company’s indirect contract costs through the 53 weeks ended October 3, 2004 (“Fiscal 2004”) and has started but has not yet completed audit of the Company’s indirect contract costs for the 52 weeks ended October 2, 2005 (“Fiscal 2005”). The government has not yet scheduled audit of the Company’s indirect contract costs for the 52 weeks ended October 1, 2006 (“Fiscal 2006”), the 52 weeks ended September 30, 2007 (“Fiscal 2007”), the 52 weeks ended September 28, 2008 (“Fiscal 2008”), the 52 weeks ended September 27, 2009 (“Fiscal 2009”), Fiscal 2010 and Fiscal 2011. Research and development contract revenues have been recorded in amounts that are expected to be realized upon final determination of allowable direct and indirect costs for the affected contracts.

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

Revenues derived from product sales in Fiscal 2011 and Fiscal 2010 were primarily the result of shipments of sales of the Company’s miniaturized infrared imaging cores, and sales of stacked chip products, largely memory stacks. Production orders for the Company’s products are generally priced in accordance with established price lists. Memory stack products and visible spectrum cameras are primarily shipped to original equipment manufacturers (“OEMs”). Infrared imaging cameras are both subsystem and system level products for shipment to either OEMs or to end user customers, initially for military applications. Revenues are recorded when products are shipped, provided that the following conditions are met:

•	there are no unfulfilled contingencies associated with the sale;

•	the Company has a sales contract or purchase order with the customer; and

•	the Company is reasonably assured that the sales price can be collected.

The absence of any of these conditions, including the lack of shipment, would cause revenue recognition to be deferred. Terms are Freight on Board (“FOB”) shipping point.

Prior to Fiscal 2010, the Company’s products were primarily shipped for developmental and qualification use or were not been sold under formal warranty terms. Effective Fiscal 2010, the Company commenced sale of clip-on thermal imaging core products with a one-year warranty and has correspondingly commenced to record reserves for returns under warranty for such products. The Company does not offer contractual price protection on any of its products. Accordingly, the Company does not presently maintain any reserves for returns for post-shipment price adjustments.

The Company does not utilize distributors for the sale of its products, but it is engaged with channel partners that act as an extension of the Company’s internal sales team. The Company does not enter into revenue transactions in which the customer has the right to return product. Accordingly, no provisions are made for sales returns or adjustments in the recognition of revenue.

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

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

Inventory.    Product inventory is valued at the lower of cost or market. Cost of the Company’s product inventory includes direct material and labor costs, as well as manufacturing overhead costs allocated based on direct labor dollars. Inventory cost is determined using the average cost method. Inventories are reviewed quarterly to determine salability and obsolescence. A reserve is established for slow moving and obsolete product inventory items. In addition, the Company believes that its marketing of probable new research and development contracts under specific U.S. Government budgets and programs is facilitated by the capitalization of material, labor and overhead costs that are eventually recoverable under such contracts. Due to the uncertain timing of such contract awards, the Company maintains significant reserves for this inventory to avoid overstating its value. (See Note 10).

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

Accounting for Stock-Based Compensation.    The Company accounts for stock-based compensation under Accounting Standards Codification (“ASC”) 718, Compensation — Stock Compensation, which requires the fair value of all option grants or stock issuances made to employees or directors as an expense. These amounts are expensed over the requisite service periods of each award using the straight-line attribution method. The Company calculates stock option-based compensation by estimating the fair value of each option as of its date of grant using the Black-Scholes option pricing model.

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

During Fiscal 2011 and Fiscal 2010, the Company granted options to purchase 56,905,000 and 833,000 shares of its common stock, respectively. The following assumptions were used for the valuation of the grants in Fiscal 2011 and Fiscal 2010.

	Fiscal 2011	Fiscal 2010
Risk free interest rate	1.89% -2.91%	0.44%
Expected life	5.3 -7.0 years	4.0 years
Expected volatility	70.6% - 74.8%	97.0%
Expected dividend yield	None	None

Expected life of options granted is computed using the mid-point between the requisite service period and contractual life of the options granted (the “simplified method”). Expected volatilities are based on the historical volatility of the Company’s stock price and other factors.

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

Cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as financing cash flows. There are no tax benefits resulting from the exercise of stock options for Fiscal 2011 and Fiscal 2010.

The Company’s subsidiaries did not grant any options during Fiscal 2011 or Fiscal 2010.

The Company recognizes compensation expense on a straight-line basis over the requisite service period of the option after consideration of the estimated forfeiture rate, which was 7% during Fiscal 2011 and Fiscal 2010. At October 2, 2011 the total compensation costs related to nonvested option awards not yet recognized was $2,856,500 and the weighted-average remaining vesting period of nonvested options at October 2, 2011 was 1.4 years. Such amounts do not include the cost of new options that may be granted in future periods or any changes in the Company’s forfeiture rate.

Accounting for Stock and Warrant-Based Operating Expense.    For stock and warrants issued to non-employees in exchange for services, the Company records expense based on the fair value of common stock and warrants issued to service providers at the date of such issuance or the fair value of the services received, whichever is more reliably measurable, and is recognized over the requisite service period. In Fiscal 2011, the Company issued warrants to purchase 2,382,400 shares of its common stock, valued at $190,600, to an investment banking firm for services rendered in a private placement of 10% unsecured convertible promissory notes of the Company. (See Note 3). The Company recorded this expense as a deferred financing cost, which was fully amortized during Fiscal 2011. In Fiscal 2010, the Company issued warrants to purchase an aggregate of 350,000 shares of its common stock, valued at $119,000, to an investment banking firm for a one-year extension of an agreement for said firm to assist the Company in raising additional capital and to provide financial advisory services. In Fiscal 2010, the Company also issued 27,500 shares of the Company’s newly created Series C Convertible Preferred Stock (the “Series C Stock”), valued at $825,000, to its then senior lender, Longview Fund, L.P. (“Longview”) in consideration for Longview’s consent to the issuance of a secured promissory note in the principal amount of $2,500,000 to Timothy Looney, the former owner of the Company’s discontinued Optex subsidiary, (the “Looney Note”) in settlement of litigation with Mr. Looney and waiver of potential future entitlement to all accumulated, but undeclared and unpaid, dividends on the Series A-1 10% Cumulative Convertible Preferred Stock (the “Series A-1 Stock”) and the Company’s Series A-2 10% Cumulative Convertible Preferred Stock (the “Series A-2 Stock”) held by Longview from the respective dates of issuance of the Series A-1 Stock and the Series A-2 Stock through July 15, 2010. (See Note 2). In Fiscal 2010, the Company issued an additional 10,000 shares of the Company’s Series C Stock, valued at $300,000, and a two-year warrant to purchase 1,000,000 shares of the Company’s common stock, valued at $150,000, to Longview in satisfaction of one of the additional conditions of Longview’s consent to the settlement of litigation with Mr. Looney. (See Notes 2 and 4 and “Warrant Valuation and Beneficial Conversion Feature” below).

Software Development and Purchased Software.    The Company capitalizes certain software costs incurred, either from internal or external sources, as part of fixed assets and amortizes these costs on a straight-line basis over the useful life of the software. Planning, training, support and maintenance costs incurred either prior to or following the implementation phase are recognized as expense in the period in which they occur. The Company evaluates the carrying values of capitalized software to determine if the carrying values are impaired, and, if necessary, the Company would recognize an impairment loss in the period in which the impairment occurred. At October 2, 2011, the Company had capitalized software of approximately $78,700, net of accumulated amortization of $2,355,800.

Intangible Assets.    The Company amortizes the cost of intangibles over their estimated useful lives unless such lives are deemed indefinite. When certain impairment indicators are present, amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows, appraised values or other market-based information. Intangible assets with indefinite lives are tested annually for impairment as of the first day of the Company’s fourth fiscal quarter and

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

between annual periods if impairment indicators exist, and are written down to fair value as required. The Company’s intangible assets with definite lives at October 2, 2011 and October 3, 2010 consisted principally of patents, patent applications and trademarks related to the Company’s various technologies. Capitalized costs include amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of patent and trademark applications. These assets are amortized on a straight-line method over the shorter of their useful or legal life, generally ten years.

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

Tangible Long-Lived Assets.    The Company frequently monitors events or changes in circumstances that could indicate that the carrying amount of tangible long-lived assets to be held and used may not be recoverable. The determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. When impairment is indicated for a tangible long-lived asset, the amount of impairment loss is the excess of net book value of the asset over its fair value. Tangible long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. At October 2, 2011, management believed no indications of impairment existed.

Income Taxes.    The Company provides for income taxes under the liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities as measured by the enacted tax rates which are expected to be in effect when these differences reverse. To the extent net deferred tax assets are not realizable on a more likely than not basis, a valuation allowance is provided against such net deferred tax assets. An individual tax position has to meet for some or all of the benefits of that position to be recognized in the Company’s financial statements. (See Note 12).

The Company provides tax contingencies, if any, for federal, state, local and international exposures relating to potential audits, tax planning initiatives and compliance responsibilities. The development of these reserves requires judgments about tax issues, potential outcomes and timing. Although the outcome of these tax matters is uncertain, in management’s opinion adequate provisions for income taxes have been made for potential liabilities emanating from these reviews. If actual outcomes differ materially from these estimates, they could have a material impact on our results of operations. The Company is not currently under examination by any taxing authority.

Basic and Diluted Net Loss per Share.    Basic net loss per share is based upon the weighted average number of shares of common stock outstanding. Diluted net loss per share is based on the assumption that options, warrants and other instruments convertible into common stock are included in the calculation of diluted net loss

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

per share, except when their effect would be anti-dilutive. For instruments in which consideration is to be received for exercise, such as options or warrants, dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of actual issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Cumulative dividends on the Company’s cumulative convertible preferred stock, although not declared, constitute a preferential claim against future dividends, if any, and are treated as an incremental decrease in net income from continuing operations or increase in net loss from continuing operations for purposes of determining basic net loss from continuing operations per common share. Such preferred dividends, if dilutive, are added back to the net income or loss from continuing operations as it is assumed that the preferred shares were converted to common shares as of the beginning of the period for purposes of determining diluted net loss from continuing operations per common share. A beneficial conversion feature, if any, associated with the issuance of convertible preferred stock, although not recorded as an expense, is treated as a deemed dividend and, therefore, an incremental expense for purposes of determining basic and diluted net loss per common share (See Note 8).

Cash and Cash Equivalents.    For purposes of the Consolidated Financial Statements, the Company considers all demand deposits and certificates of deposit with original maturities of 90 days or less to be cash equivalents.

Fair Value of Financial Instruments.    Financial instruments include cash and cash equivalents, accounts receivable and payable, other current liabilities and long-term debt. The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable and payable and other current liabilities approximate fair value due to the short-term nature of these items. Because of the substantial initial debt discounts involved in the debt transactions discussed further in Note 3, management believes that it is not practicable to estimate the fair value of the remaining principal balance due under existing debt instruments at October 2, 2011 without incurring unreasonable costs. Furthermore, because of the scale of the discounts already recorded, management does not believe that an estimation of the fair value of the debt instruments would result in a materially different result than what the Company has already recorded.

Concentration of Credit Risk.    Most of the Company’s accounts receivable are derived from sales to U.S. Government agencies or U.S. Government prime contractors. The Company does not believe that this concentration increases credit risks because of the financial strength of the payees. At times, the Company has cash deposits at U.S. banks and financial institutions, which exceed federally insured limits. The Company is exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institution; however, the Company does not anticipate such loss.

Recently Issued Accounting Pronouncements.    In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs which revised requirements in Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures, for measuring fair value and for disclosing information about fair value measurements, in order to align principles for fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. A number of new measurement and disclosure requirements are included in these amendments, which will be effective during the interim and annual periods beginning after December 15, 2011 on a prospective basis. We do not expect adoption of these amendments to have a material effect on our consolidated financial statements.

Subsequent Events.    Management has evaluated events subsequent to October 2, 2011 through the date the accompanying consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events that may require adjustment of and/or disclosure in such financial statements.

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

Note 2 — Settlement of Litigation

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

As another condition for Longview’s consent for the Looney Settlement Agreement, the Company and Longview agreed that if the Company did not arrange for a third-party investor to purchase Longview’s holdings of the Company’s Series A-1 Stock and Series A-2 Stock on or before July 15, 2010 (the “Buyout”), the Company would be obligated to issue to Longview (a) non-voting equity securities, with terms junior to the Company’s Series B Convertible Preferred Stock (the “Series B Stock”), convertible into 1,000,000 shares of the Company’s common stock (the “Contingent Securities”) and (b) a two-year warrant to purchase 1,000,000 shares of the Company’s common stock at an exercise price per share of $0.30 (the “Contingent Warrant”). The terms of the Contingent Securities and the Contingent Warrant were mutually agreed upon by the parties such that the Contingent Securities were to consist of 10,000 shares of the Company’s Series C Stock convertible into 1,000,000 shares of the Company’s common stock, subject to receipt of stockholder approval for such issuance if required by Nasdaq. The Buyout did not occur on or before July 15, 2010, and stockholder approval for the issuance of the Contingent Securities in the form of Series C Stock was obtained on July 28, 2010. Accordingly, the Contingent Securities and Contingent Warrant were issued to Longview in August 2010. (See Notes 5 and 7).

The Company recorded the $2.5 million Looney Note in its consolidated financial statements for Fiscal 2010 and extinguished $1,504,300 of previously recorded accrued expenses for litigation judgments related to these matters. The Company also recorded an expense of $825,000 for the issuance of the Waiver Securities in Fiscal 2010. The Company also recorded a $450,000 expense for the obligation to issue the Contingent Securities and the Contingent Warrant in Fiscal 2010. The net effect was a litigation settlement expense of $2,270,700 recorded in Fiscal 2010. No comparable expense was incurred in Fiscal 2011.

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

Note 3 — Debt Instruments

Restructured Debt, Net of Debt Discounts

At October 3, 2010, the restructured debt, net of debt discounts, consisted of the remainder of a 12% secured promissory note payable to Longview originally entered into by the Company in July 2007 (the “Longview Note”) with a $2.0 million principal due initially, which had been reduced to an outstanding principal balance of $163,100 at October 3, 2010 as a result of various payments. In December 2010, the Company paid all remaining obligations of the Longview Note in full.

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

The Debentures bore simple interest at a rate of 20% per annum. Interest on the Debentures accrued and was payable quarterly in arrears and was convertible at the election of the Company into shares of common stock at a conversion price of $0.40 per share. In Fiscal 2011, interest on the Debentures in the amount of $272,800 was converted into 682,300 shares of common stock. In March 2011, the Company paid the principal balance of the Debentures in full.

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

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

Secured Promissory Note

The Looney Note issued by the Company in April 2010 as a result of the Looney Settlement Agreement bears simple interest at a rate per annum of 10% of the outstanding principal balance and is secured by substantially all of the assets of the Company (the “Collateral”) pursuant to the terms and conditions of the Security Agreements, but such security interests are subject to and subordinate to the existing perfected security interests and liens of the Company’s senior creditors, Summit and Longview. The Looney Note requires the Company to remit graduated monthly installment payments over a 27-month period to Mr. Looney beginning with a payment of $8,000 in May 2010 and ending with a payment of $300,000 in June 2012. All such payments are applied first to unpaid interest and then to outstanding principal. Scheduled payments through April 2011 apply only to interest. A final payment of the remaining unpaid principal and interest under the Looney Note is due and payable in July 2012. Past due payments will bear simple interest at a rate per annum of 18%. In the event the Company were to have prepaid all amounts owing under the Looney Note within eighteen months after April 9, 2010, the $50,000 cash payment made to Mr. Looney pursuant to the Looney Settlement Agreement would have either been returned to the Company or deducted from the final payment due on the Looney Note. The $50,000 cash payment is recorded as a prepaid charge on the consolidated balance sheets as of October 3, 2010 and October 2, 2011. Further, if the Thermal Imaging Asset Sale is consummated, the security interests of the Looney Note will first have to have been satisfied either by prepayment of the balance owed under the Looney Note or waiver of the security interests therein.

Debt Issued in Fiscal 2011

During Fiscal 2011, the Company issued the following debt instruments:

Principal balance at issuance date
Unsecured Convertible Promissory Notes	$3,000,000
Senior Subordinated Secured Promissory Notes	$4,000,000
Subordinated Secured Convertible Promissory Notes, exclusive of conversions of Unsecured Convertible Promissory Notes	$13,974,800

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

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

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

As additional consideration for the Bridge Notes, in December 2010, the Company issued an aggregate of 5,758,100 shares of its common stock to the Bridge Note Holders with a value equal to 25% of the principal amount of the Bridge Notes purchased by the Bridge Note Holders, based on a valuation per share (the “Initial Valuation”) which was the greater of (i) the fair market value of the Company’s common stock (as determined by the last closing sales price of the Company’s common stock prior to the date of issuance of the Bridge Notes) (the “Market Value”), and (ii) $0.13 per share, but not greater than $0.14 per share. The $750,000 value of the common stock so issued was recorded as a discount to the Bridge Notes.

In consideration for services rendered as the lead placement agent in the Bridge Private Placement, the Company paid the placement agent cash commissions, a management fee and an expense allowance fee aggregating $309,700, which represents 10.3% of the gross proceeds of the Bridge Private Placement, and issued the placement agent a five-year warrant to purchase an aggregate of 2,227,400 shares of the Company’s common stock at an exercise price of $0.13 per share and a five-year warrant to purchase an aggregate of 155,000 shares of the Company’s common stock at an exercise price of $0.135 per share, which prices were equal to the Market Value at the time such warrants were issued (collectively, the “Bridge Agent Warrants”). The $500,300 aggregate value of the placement agent cash commissions, management fee, expense fee and Bridge Agent Warrants was recorded as a deferred financing cost.

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

Senior Subordinated Secured Promissory Notes

In March 2011, the Company issued and sold to two accredited investors, Costa Brava Partnership III L.P. (“Costa Brava”) and The Griffin Fund LP (“Griffin”) 12% Senior Subordinated Secured Promissory Notes due March 2013 (the “Senior Subordinated Notes”) in the aggregate principal amount of $4,000,000. In July 2011, the Senior Subordinated Notes were amended to permit the holders to demand repayment any time on or after July 16, 2012, in partial consideration for permitting the issuance of additional Subordinated Secured Convertible Promissory Notes as discussed below. Because of this demand, the Senior Subordinated Notes have been classified as current obligations in our Consolidated Balance Sheet of October 2, 2011.

The Senior Subordinated Notes bear interest at a rate of 12% per annum, due and payable quarterly in cash within 10 business days of the end of each calendar quarter, calculated on the simple interest basis of a 365-day year for the actual number of days elapsed. The foregoing notwithstanding, until the Looney Note is repaid in

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

full, cash interest on the Senior Subordinated Notes must instead be paid by adding the amount of such interest to the outstanding principal amount of the Senior Subordinated Notes as “PIK” interest. As a result of the addition of such interest, the outstanding principal amount of the Senior Subordinated Notes at October 2, 2011 was $4,257,600.

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

Subordinated Secured Convertible Promissory Notes

In December 2010, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Costa Brava and Griffin, pursuant to which the Company issued and sold to Costa Brava and Griffin 12% Subordinated Secured Convertible Notes due December 23, 2015 (the “Subordinated Notes”) in the aggregate principal amount of $7,774,800 and an aggregate of 51,788,571 shares of common stock of the Company for $3,625,200, or $0.07 per share, and agreed to issue and sell in a subsequent closing not later than April 30, 2011 (subject to the amendment of the Company’s Certificate of Incorporation to increase the Company’s authorized common stock and provided that there had not been a material adverse change in the Company’s relationship with Optics 1, Inc.) additional Subordinated Notes (the “Milestone Notes”) to Costa Brava and Griffin for an aggregate purchase price of $1.2 million (collectively, the “Institutional Financing”). The Milestone Notes were issued in March 2011. In July 2011, the Company sold additional Subordinated Notes to five accredited investors, including Costa Brava and Griffin, in the aggregate principal amount of $5,000,000.

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

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

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

As a result of the issuances of Subordinated Notes discussed above, the conversion of Bridge Notes to Subordinated Notes discussed below and the application of PIK interest, the aggregate principal balance of the Subordinated Notes at October 2, 2011, exclusive of the effect of debt discounts, was $16,122,200. The balance of the Subordinated Notes, net of unamortized discounts comprised of derivative liability, at October 2, 2011 was $3,944,800. The debt discounts will be amortized over the term of the Subordinated Notes, unless such amortization is accelerated due to earlier conversion of the Subordinated Notes pursuant to their terms. The Company paid a total of $1,000,000 in cash commissions to an investment banker for services related to issuance of the Subordinated Notes, $682,000 of which was recorded as a deferred financing cost and the balance recorded as an offset to equity.

Conversion of Bridge Notes into Subordinated Notes

As discussed above, the Company had previously sold Bridge Notes to investors in an aggregate principal amount of $3,000,000, the terms of which permit the Bridge Note Holders to convert up to and including the aggregate outstanding principal amount of such Bridge Notes and any accrued interest thereon (the amount converted, the “Conversion Amount”) into the same securities issued in, and upon the same terms and conditions of, the Institutional Financing (the “Bridge Note Conversion”). Pursuant to the terms of the Bridge Private Placement, in December 2010, holders of Bridge Notes with a principal balance of $1,208,200 (including accrued interest of $9,600) converted their Bridge Notes into securities issued in the Institutional Financing. Of the Bridge Notes converted in December 2010, Costa Brava and Griffin were holders of Bridge Notes with an aggregate principal balance of $581,300 (including accrued interest of $2,700). Under the terms of the Purchase Agreement, the Bridge Notes converted in December 2010 were converted into 5,488,800 shares of common stock valued at $384,200 and Subordinated Notes with a principal balance of $824,000. In January 2011, under the terms of the Purchase Agreement, holders of Bridge Notes with a principal balance of $250,600 (including accrued interest of $4,200) also converted their Bridge Notes into 1,138,400 shares of common stock valued at

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

$79,700 and Subordinated Notes with a principal balance of $170,900. In April 2011, under the terms of the Purchase Agreement, holders of Bridge Notes with a principal balance of $119,500 (including accrued interest of $4,500) also converted their Bridge Notes into 543,000 shares of common stock valued at $38,000 and Subordinated Notes with a principal balance of $81,500. As a result of the Bridge Note conversions in December 2010, January 2011 and April 2011, the unconverted Bridge Notes aggregate principal balance, including PIK interest, at their maturity date of May 31, 2011 was $1,511,500, which was paid in full by the Company in cash. The conversions of Bridge Notes to common stock in Fiscal 2011 resulted in the elimination of $69,100 of derivative liability, which was recorded as an increase to paid-in capital during the period.

Conversion Features of the Bridge Notes and the Subordinated Notes.

The conversion features of the Subordinated Notes, and the Bridge Notes while they were outstanding, contain provisions that adjust the conversion price in the event of certain dilutive issuances of securities. Accordingly, the Company considered such conversion features to be derivatives and recorded their fair value of $6,867,100 at the date of issuance as a liability and as a discount to the underlying notes. At October 2, 2011, the derivative liability of the Bridge Notes had been eliminated as a result of their conversion or repayment. The Company re-measured the fair value of the derivative liability of the Subordinated Notes to be $13,352,800 as of October 2, 2011.

The following outlines the significant assumptions the Company used to estimate the fair value information presented, with respect to derivative liabilities utilizing the Binomial Lattice pricing model at the date of issuance and October 2, 2011:

Risk free interest rate	1.55% - 2.15%
Expected volatility	75.5% - 79.4%
Expected dividends	None

Note 4 — Preferred Stock

Series A-1 Stock.

The Company’s Series A-1 10% Cumulative Convertible Preferred Stock (the “Series A-1 Stock”) was issued to its then senior lenders, Longview and Alpha Capital Anstalt (“Alpha”) (collectively, the “Lenders”) during Fiscal 2008 in exchange for cancellation of approximately $1,188,500 of accrued and unpaid interest and approximately $2,811,500 of principal balance of debt owed by the Company to the Lenders. During Fiscal 2010, 99,915 shares of the Series A-1 Stock were converted by Longview and Alpha into 8,978,985 shares of the Company’s common stock, resulting in no shares of Series A-1 Stock remaining outstanding at October 3, 2010.

Series A-2 Stock.

In Fiscal 2009, the Company’s stockholders approved the creation and issuance of the Company’s Series A-2 10% Cumulative Convertible Preferred Stock (the “Series A-2 Stock”), and the Company issued an aggregate of 24,999 shares of the Series A-2 Stock to Longview and Alpha at a purchase price of $40 per share in exchange of all the remaining portion of certain debt of the Company held by them.

Each share of Series A-2 Stock was initially convertible at any time at the holder’s option into 100 shares of common stock at an initial conversion price of $0.40 per share of common stock. The conversion price of the Series A-2 Stock was subject to ratchet price dilution protection in the event the Company issued securities (other than certain excepted issuances) at a price below the then current conversion price, subject to the limitation of the authorized capital of the Company. The conversion price of the Series A-2 Stock also was subject to adjustment for stock splits, stock dividends, recapitalizations and the like. As a result of various issuances of common stock subsequent to the issuance of the Series A-2 Stock, by December 2010, the conversion price of

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

the Series A-2 Stock had been adjusted pursuant to its terms to $0.07 per share. The Series A-2 Stock was non-voting (except to the extent required by law), but ranked senior to the common stock, with respect to dividends and with respect to distributions upon a deemed dissolution, liquidation or winding-up of the Company. The Series A-2 Stock was entitled to 10% cumulative dividends per annum, payable in arrears starting December 30, 2010, which could have increased to 20% during the existence of certain events of default. In April 2010, Longview waived entitlement to all accumulated, but undeclared and unpaid, dividends on the Series A-2 Stock held by Longview from the date of issuance of the Series A-2 Stock through July 15, 2010 in consideration for the issuance of the Waiver Securities. (See Note 2).

Absent the declaration of dividends, the cumulative feature the Series A-2 Stock did not result in an accrual of a liability, but did affect the net income (loss) applicable to common stockholders. (See Note 8). The Company has not recorded a liability for these dividends that have not been waived, since the Company is not legally able to declare or pay dividends on any classes of its stock until it meets certain financial conditions under Delaware law, which conditions it does not currently meet nor is able to estimate when, or if, it may meet in the future. The Series A-2 Stock was not redeemable by the holder thereof, but was callable at the election of the Company (provided an event of default had not occurred and was continuing) upon 30 days prior notice at a redemption price equal to their respective initial purchase price plus any accumulated but unpaid dividends. The Series A-2 Stock was subject to a blocker (the “Blocker”) that would prevent Longview’s common stock ownership at any given time from exceeding 4.99% of the Company’s outstanding common stock (which percentage could increase but never above 9.99%). The liquidation preference of the Series A-2 Stock consisted of its respective initial purchase price plus any accumulated, but unpaid dividends. At October 2, 2011 and October 3, 2010, the liquidation preference for the Series A-2 Stock was $0 and $333,300, respectively.

During Fiscal 2010, 16,668 shares of the Series A-2 Stock were converted by Longview and Alpha into 4,677,459 shares of the Company’s common stock. During Fiscal 2011, the remaining approximately 8,331 shares of the Series A-2 Stock were converted by Longview into 3,554,100 shares of common stock resulting in no shares of Series A-2 Stock remaining outstanding at October 2, 2011.

Series B Stock.

In Fiscal 2010, the Company sold and issued an aggregate of 3,490 preferred stock units (the “Preferred Stock Units”) at a purchase price of $700 per Preferred Stock Unit. The $2,443,000 aggregate purchase price for the Preferred Stock Units was paid in cash to the Company, from which fees and expenses of $393,500 were disbursed to the placement agent and its counsel, resulting in net proceeds of $2,049,500 to the Company. Each Preferred Stock Unit was comprised of one share of the Company’s newly-created Series B Convertible Preferred Stock (the “Series B Stock”), plus a five-year warrant to purchase 600 shares of the Company’s common stock at an exercise price of $0.55 per share. Each share of Series B Stock is convertible at any time at the holder’s option into 2,000 shares of common stock at a conversion price per share of common stock equal to $0.50. During Fiscal 2010, approximately 1,597 shares of the Series B Stock were converted into approximately 3,194,566 shares of the Company’s common stock. During Fiscal 2011, approximately 107 shares of Series B Stock were converted into approximately 214,300 shares of the Company’s common stock. As of October 2, 2011, an aggregate of approximately 1,786 shares of Series B Stock, convertible into approximately 3,571,100 shares of the Company’s common stock, remained outstanding.

The Series B Stock is non-voting, except to the extent required by law. With respect to distributions upon a deemed dissolution, liquidation or winding-up of the Company, the Series B Stock ranks senior to the common stock. The liquidation preference per share of Series B Stock equals its stated value, $1,000 per share. The Series B Stock is not entitled to any preferential cash dividends; however, the Series B Stock is entitled to receive, pari passu with the Company’s common stock, such dividends on the common stock as may be declared from time to time by the Company’s Board of Directors.

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

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

Series C Stock.

In Fiscal 2010, the Company issued 27,500 shares of the Company’s newly created Series C Stock to Longview to effectuate the requirement to issue Waiver Securities related to the Looney Settlement Agreement. During Fiscal 2010, the Company also issued the Contingent Securities to Longview, including an additional 10,000 shares of the Series C Stock, convertible into 1,000,000 shares of the Company’s common stock. (See Note 2.) Each share of Series C Stock was convertible at any time at the holder’s option into 100 shares of common stock at an initial conversion price per share of common stock equal to $0.30. The Series C Stock was non-voting, except to the extent required by law. With respect to distributions upon a deemed dissolution, liquidation or winding-up of the Company, the Series C Stock ranked senior to the common stock and junior to the Company’s Series A-2 Stock and Series B Stock. The liquidation preference per share of Series C Stock equaled its stated value, $30 per share. The Series C Stock was not entitled to any preferential cash dividends; however, the Series C Stock is entitled to receive on an as-converted basis, pari passu with the Company’s common stock, but after payment of dividends to the Series A-2 Stock and Series B Stock at the time outstanding, such dividends on the common stock as may have been declared from time to time by the Company’s Board of Directors. The Series C Stock was not redeemable by the holder thereof, but the Company had the right, upon 30 calendar days’ prior written notice, to redeem the Series C Stock at its stated value, $30 per share. The Series C Stock was also subject to a blocker that would prevent each holder’s common stock ownership at any given time from exceeding 4.99% of the Company’s outstanding common stock (which percentage could have increased but never above 9.99%).

In Fiscal 2011, 37,500 shares of Series C Stock were converted by Longview into 3,750,000 shares of the Company’s common stock, resulting in no shares of Series C Stock remaining outstanding at October 2, 2011.

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

Note 5 — Common Stock

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

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

Fiscal 2011 Issuances

During Fiscal 2011, the Company issued an aggregate of 80,160,400 shares of its common stock, net of the forfeiture of 10,200 shares of nonvested stock, in various transactions. Of these issuances, 51,808,600 shares were issued in cash transactions with an aggregate valuation of $3,628,400. The remaining 28,351,800 shares were issued in non-cash transactions with an aggregate valuation of $3,943,900, net of forfeitures. These transactions are separately discussed below.

Fiscal 2011 Cash Transactions

The 51,808,600 shares of common stock issued during Fiscal 2011 in cash transactions were issued in the following amounts:

(1) 51,788,600 shares were issued to Costa Brava and Griffin as a result of the Institutional Financing in December 2010. (See Note 3). The approximate $3,625,200, or $0.07 per share, aggregate purchase price for these shares was paid in cash to the Company.

(2) 20,000 shares were issued pursuant to exercise of an employee stock option for an aggregate $3,200, or $0.16 per share, cash purchase price.

Fiscal 2011 Non-Cash Transactions

The 28,351,800 shares of common stock issued during Fiscal 2011 in non-cash transactions were issued in the following amounts:

(1) an aggregate of 5,758,100 shares, valued at $750,000, was issued to the Bridge Note Holders pursuant to the Bridge Private Placement (see Note 2).

(2) an aggregate of 7,170,100 shares, valued at $501,900, was issued to certain Bridge Note Holders for conversion of the aggregate outstanding principal amount of the Bridge Notes and any accrued interest thereon held by said Bridge Note Holders into the same securities issued in, and upon the same terms and conditions of, the Institutional Financing (see Note 2).

(3) an aggregate of 3,554,100 shares was issued in various transactions in exchange for conversion and cancellation of $333,200 of the stated value of the Company’s Series A-2 Stock (see Note 4).

(4) an aggregate of 214,300 shares was issued in various transactions in exchange for conversion and cancellation of $107,200 of the stated value of the Company’s Series B Stock (see Note 4).

(5) an aggregate of 3,750,000 shares was issued in various transactions in exchange for conversion and cancellation of $1,125,000 of the stated value of the Company’s Series C Stock (see Note 4).

(6) an aggregate of 682,300 shares was issued to pay interest in the amount of $272,900 on the Company’s Debentures pursuant to their terms (see Note 4).

(7) 221,000 shares were issued pursuant to cashless exercise of warrants (see Note 6).

(8) 6,666,700 shares of common stock of the Company were issued to effectuate $800,000 of non-cash contributions by the Company to the Company’s employee retirement plan, the ESBP, for Fiscal 2011.

(9) after giving effect to the forfeiture of 10,200 shares of nonvested stock, there was a net increase of 335,200 shares and a net expense increase of $38,200 associated with issuance of common stock to employees and directors as compensation for services rendered.

The value of all of the non-cash issuances of common stock was based on the last reported closing sales price of the Company’s common stock as reported by the Over-the-Counter Bulletin Board prior to the various issuances or entering into the contractual obligations for such issuances.

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

Note 6 — Common Stock Warrants

In Fiscal 2010, the Company issued a five-year warrant to purchase 907,400 shares of common stock at an exercise price of $0.55 per share to its investment banking firm as partial consideration for services rendered in the private placement of the Series B preferred stock unit financing. (See Note 4). As an element of that financing, the Company issued five-year warrants to the investors, valued at $424,000 pursuant to the Black-Scholes model, to purchase an aggregate of 2,094,000 shares of common stock at an exercise price of $0.55 per share. In Fiscal 2010, the Company also issued a five-year warrant to purchase 350,000 shares of the Company’s common stock at an exercise price of $0.44 per share to its investment banking firm for a one-year extension of an agreement with said firm to assist the Company to raise additional capital and to provide financial advisory services. The estimated fair value of this warrant, $119,000, was amortized over the 12-month term of the extension.

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

In Fiscal 2010, the Company issued five-year warrants to purchase 986,700 shares of common stock at an exercise price of $0.40 per share to its investment banking firm as partial consideration for services rendered in the Debenture Private Placement. As an element of that financing, the Company issued five-year warrants to the investors to purchase an aggregate of 860,000 shares of common stock at an exercise price of $0.40 per share. (See Note 3). The Company used the Black-Scholes model to value the warrants issued to the investment banking firm and investors pursuant to the Debenture Private Placement using the following assumptions; volatility of 95.9%, stock price $0.30 per share, exercise price $0.40 per share, risk-free interest rate of 2.7%, and an expected term of five years.

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

In Fiscal 2010, in satisfaction of certain requirements related to Longview’s consent to the Looney Settlement Agreement, the Company issued a two-year warrant to Longview to purchase 1,000,000 shares of the Company’s common stock at an exercise price per share of $0.30. (See Note 2). The Company used the Black-Scholes model to value the warrant issued to Longview using the following assumptions; volatility of 97.2%, stock price $0.30 per share, exercise price $0.30 per share, risk-free interest rate of 0.36%, and an expected term of two years. The Company recorded the resulting $150,000 expense for the issuance of this warrant in Fiscal 2010.

In Fiscal 2011, as a result of the Institutional Financing, and pursuant to existing price anti-dilution provisions, the exercise prices of the Class A Common Stock Purchase Warrants (the “Class A Warrants”) and the Class B Common Stock Purchase Warrant (the “Class B Warrant”) issued by the Company in December 2006 and August 2007, respectively, were automatically adjusted to $0.07 per share. The number of shares of common stock of the Company issuable upon exercise of the Class A Warrants and Class B Warrant did not change. In February 2011, Longview exercised its rights to purchase an aggregate of 308,900 shares of common stock on a cashless basis pursuant to its Class A Warrant and Class B Warrant resulting in the net issuance of 221,000 shares of common stock of the Company. As a result of Longview’s exercise, only a single Class A Warrant to purchase 41,100 shares of common of the Company held by another accredited investor remained outstanding at October 2, 2011. Other than this single Class A Warrant, none of the other warrants of the Company outstanding at October 2, 2011 contain price anti-dilution provisions.

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

In Fiscal 2011, the Bridge Private Placement established an obligation for the Company to issue Bridge Agent Warrants, consisting of a warrant to purchase approximately 2,227,400 shares of common stock of the Company at an exercise price of $0.13 per share and a warrant to purchase approximately 155,000 shares of common stock of the Company at an exercise price of $0.135 per share, subject to the requirement that said warrants were not exercisable unless and until stockholder authority was obtained to increase the Company’s authorized shares of common stock to a number adequate to reserve for both any shares of common stock to be issued in connection with the Institutional Financing and the Bridge Agent Warrants, as well as any other known issuances of common stock for which the Company must reserve shares for issuance. Such stockholder authority was obtained in March 2011. The Company recorded the $190,600 expense of the Bridge Agent Warrants in Fiscal 2011 as a deferred financing cost to be amortized over the term of the Bridge Notes. The Company used the Black-Scholes model to value the Bridge Agent Warrants using the following assumptions; volatility of 74.82%, common stock price $0.13 per share, exercise price of $0.13, risk-free interest rate of 1.89% and an expected term of five years.

Outstanding Warrants

As of October 2, 2011, warrants to purchase a total of 10,115,800 shares of the Company’s common stock were outstanding, with a weighted average exercise price of $0.42 per share and exercise prices ranging from $0.07 per share to $13.00 per share, of which 1,041,100 warrants expire in fiscal 2012, 3,350,700 warrants expire in fiscal 2014, 3,341,600 warrants expire in fiscal 2015 and 2,382,400 warrants expire in fiscal 2016.

Note 7 — Stock Incentive Plans, Employee Retirement Plan and Deferred Compensation Plans

Stock Incentive Plans.    In June 2006, the Company’s stockholders approved the Company’s 2006 Omnibus Incentive Plan (the “2006 Plan”), which is designed to serve as a comprehensive equity incentive program to attract and retain the services of individuals essential to the Company’s long-term growth and financial success. The 2006 Plan permits the granting of stock options (including both incentive and non-qualified stock options), stock-only stock appreciation rights, nonvested stock and nonvested stock units, performance awards of cash, stock or property, dividend equivalents and other stock grants. Upon approval of the 2006 Plan in June 2006, the Company’s 2003 Stock Incentive Plan (the “2003 Plan”), 2001 Non-Qualified Stock Option Plan (the “2001 Non-Qualified Plan”), 2001 Stock Option Plan (the “2001 Plan”) and 2000 Non-Qualified Stock Option Plan (the “2000 Plan”) (collectively, the “Prior Plans”) were terminated, but existing options issued pursuant to the Prior Plans remain outstanding in accordance with the terms of their original grants. As of October 2, 2011, options to purchase 2,500 shares of the Company’s common stock at an exercise price of $11.50 per share were outstanding and exercisable under the 2001 Plan, options to purchase 37,500 shares of the Company’s common stock were outstanding and exercisable under the 2001 Non-Qualified Option Plan, at exercise prices ranging from $8.60 to $13.50 per share, and options to purchase 237,600 shares of the Company’s common stock were outstanding and exercisable under the 2003 Plan at exercise prices ranging from $10.40 to $36.20 per share.

Pursuant to an amendment of the 2006 Plan by stockholders in March 2009, the number of shares of common stock reserved for issuance under the 2006 Plan shall automatically increase at the beginning of each subsequent fiscal year by the lesser of 1,250,000 shares or 5% of the common stock of the Company outstanding on the last day of the preceding fiscal year. As a result of that provision, the number of shares issuable under the 2006 Plan increased by 484,800 shares in Fiscal 2010 and by 1,250,000 shares in Fiscal 2011. The aggregate number of shares of common stock issuable under all stock-based awards that may be made under the 2006 Plan at October 2, 2011 is 517,100 shares. As of October 2, 2011, there were options to purchase 1,873,400 shares of the Company’s common stock outstanding under the 2006 Plan, at exercise prices ranging from $0.09 to $14.10 per share, of which options to purchase 700,600 shares were exercisable at October 2, 2011. As of October 2, 2011, 12,900 shares of nonvested stock were issued and outstanding pursuant to the 2006 Plan and 291,100 shares of vested stock were issued and outstanding pursuant to the 2006 Plan.

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

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

In March 2011, the Company’s stockholders approved the Company’s 2011 Omnibus Incentive Plan (the “2011 Plan”) and reserved 46,500,000 shares of common stock of the Company for potential issuance pursuant to the 2011 Plan. The 2011 Plan is designed to promote the interests of the Company and its stockholders by serving as a comprehensive equity incentive program to attract and retain the services of individuals capable of assuring the future success of the Company and to afford such persons an opportunity to acquire a proprietary interest, or otherwise increase their proprietary interest, in the Company. The 2011 Plan permits grants of stock options (including both incentive and non-qualified stock options), stock-only appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance awards of cash, stock or property, other stock grants and other stock-based awards. As of October 2, 2011, there were options to purchase 37,332,500 shares of the Company’s common stock outstanding under the 2011 Plan, at exercise prices ranging from $0.095 to $0.15 per share, of which options to purchase 5,491,700 shares were exercisable at October 2, 2011. The aggregate number of shares of common stock issuable under all stock-based awards that may be made under the 2011 Plan at October 2, 2011 is 9,167,500 shares.

There were no options granted by any of the Company’s subsidiaries during Fiscal 2011 and Fiscal 2010.

The exercise prices of stock options granted during the two fiscal years ended October 2, 2011 were equal to the closing price of the Company’s common stock at the date of grant. The following table summarizes stock options outstanding as of October 2, 2011 as well as activity during the two-fiscal year period then ended:

	No. of Shares(1)	Weighted Average Exercise Price
Options outstanding at September 27, 2009	568,900	$17.78
Granted	833,000	0.16
Exercised	(10,000)	0.16
Forfeited	(18,000)	1.09

Options outstanding at October 3, 2010	1,373,900	$7.44
Granted	56,905,000	0.12
Exercised	(20,000)	0.16
Expired	(6,200)	181.49
Forfeited	(269,200)	2.69

Options outstanding at October 2, 2011	57,983,500	$0.26

Options exercisable at October 2, 2011	12,169,900	$0.79

(1)	Rounded to nearest one hundred (100).

For fiscal years 2011 and 2010, the weighted-average grant-date fair value of options granted was $0.08 for both fiscal years. At October 2, 2011, the aggregate intrinsic value of nonvested options outstanding and options exercisable was $71,300 and $26,300, respectively. For Fiscal 2011, one option was exercised with an intrinsic value of $100. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option, determined as of the date of the option exercise. At October 2, 2011, the weighted-average remaining contractual life of options outstanding and exercisable was 9.4 years and 9.1 years, respectively.

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

A summary of outstanding options and exercisable options under the Company’s 2001, 2003, 2006, 2010 and 2011 Qualified and Non-Qualified Plans at October 2, 2011 is shown below.

	Outstanding Options				Exercisable Options
Range of Exercise Prices	Number(1)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number(1)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 0.09 - 0.16	57,456,300	9.4	$0.12	$97,500	11,646,700	$0.12	$26,250
0.35 - 1.70	127,000	2.7	0.42	—	123,000	0.42	—
8.60 - 14.10	200,800	4.2	12.73	—	200,800	12.73	—
15.60 - 22.50	61,100	3.5	21.37	—	61,100	21.37	—
25.00 - 36.20	138,300	3.0	31.54	—	138,300	31.54	—

	57,983,500				12,169,900

(1)	Rounded to nearest one hundred (100).

The aggregate intrinsic values set forth in the above table, which represent the total pre-tax intrinsic values, are based on the closing stock price of the Company’s common stock of $0.095 as of September 30, 2011, the last trading date prior to October 2, 2011, and assuming all the optionees had exercised their options as of that date.

The Boards of Directors of most of the Company’s subsidiaries have adopted, and the Company has approved, stock option plans. Under the subsidiary option plans, options may be granted to employees, non-employee directors and other individual service providers of the subsidiary or the Company. Options granted under the subsidiary option plans may be either incentive stock options or non-statutory stock options. As of October 2, 2011, the Company’s iNetWorks Corporation subsidiary had granted outstanding options to purchase an aggregate of 6,592,500 shares of its common stock, net of cancellations from terminations, all of which options were exercisable at October 2, 2011. None of the other subsidiaries of the Company had options outstanding at October 2, 2011.

Previously granted options to purchase 45,816,100 shares of the Company’s common stock with a weighted average exercise price of $0.12 per share and a weighted average fair value of $0.08 per share were nonvested as of October 2, 2011. Total stock-based compensation expense during Fiscal 2011 was approximately $1,219,200, of which $66,700 was charged to cost of revenues and $1,152,500 was charged to general and administrative expense. Total stock-based compensation expense during Fiscal 2010 was approximately $103,200, of which $37,400 was charged to cost of revenues and $65,800 was charged to general and administrative expense.

The total amount of compensation expense related to option awards not yet recognized at October 2, 2011 was $2,856,500. The amount of compensation expense related to such existing option awards expected to be recognized is as follows:

FY 2012	$1,059,600
FY 2013	1,112,300
FY 2014	670,700
FY 2015	12,900
FY 2016	1,000

Total	$2,856,500

However, such amounts do not include the cost of new options that may be granted in future periods nor any changes in the Company’s forfeiture percentage.

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

In Fiscal 2011, the Company granted 31,100 shares of vested stock and 11,800 previously unvested shares vested, for an aggregate value of $31,600. In Fiscal 2010, the Company granted 1,800 shares of vested stock and 52,300 previously nonvested shares vested, for an aggregate value of $93,600.

The following table summarizes nonvested stock grants outstanding as of October 2, 2011 as well as activity during Fiscal 2010 and Fiscal 2011:

	Nonvested Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at September 27, 2009	90,300	$1.75
Granted	16,700	0.27
Vested	(52,300)	1.76
Forfeited	(14,000)	0.44

Outstanding at October 3, 2010	40,700	1.57
Granted	11,800	0.11
Vested	(29,400)	1.07
Forfeited	(10,200)	0.23

Outstanding at October 2, 2011	12,900	$2.42

The total amount of compensation expense related to nonvested stock grants not yet recognized at October 2, 2011 was $1,100 and the amount expected to be recognized as compensation expense is as follows:

FY 2012	$800
FY 2013	300

Total	$1,100

However, such amounts do not include the cost of new nonvested stock grants that may be granted in future periods nor any changes in the Company’s forfeiture percentage.

Employee Stock Benefit Plan.    In fiscal 1982, the Company established an employee retirement plan, the ESBP, which is effective for fiscal year 1982 and thereafter. This plan provides for annual contributions to the Company’s Employee Stock Bonus Trust (“SBT”) to be determined by the Board of Directors and which will not exceed 15% of total payroll. At the discretion of the Trustee, the SBT will purchase common stock at fair market value or other interest-bearing securities or investments for the accounts of individual employees who, as of October 2, 2011, will gain a vested interest of 20% in their accounts after their first year of service, and 20% each year of service thereafter, until fully vested after five years of service. Employees who attain age 65 will be fully vested in contributions to their account regardless of years of service. Pursuant to the ESBP provision, vesting requirements are met as services are performed and fulfilled at each fiscal year end. That portion of cash or stock held in an employee’s account and not vested at termination of employment will be redistributed in accordance with a prearranged formula. Management believes that the contributions made by the Company to the SBT, to the extent they relate to U.S. Government cost-plus-fixed-fee contracts, will be reimbursable by the U.S. Government. In fiscal years 2011 and 2010, the Company’s aggregate contributions to the SBT were 6,666,700 and 2,673,800 shares of common stock, respectively, which had estimated market values of $800,000 and $750,000, respectively.

Deferred Compensation Plan.    In September 2002, the Company established a deferred compensation plan, the Non-Qualified Deferred Compensation Plan, for certain key employees with long-term service with the Company. Annual contributions of common stock of the Company are made to a Rabbi Trust under such plan to be held for the benefit of the deferred compensation plan participants. The Board of Directors did not authorize a contribution to the Non-Qualified Deferred Compensation Plan for Fiscal 2010 or Fiscal 2011. Participants’

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

potential distributions from the Rabbi Trust represent unsecured claims against the Company. The Rabbi Trust was established by the Company and is subject to creditors’ claims. Shares in this plan may be distributed to each plan beneficiary when they retire from service with the Company. At October 2, 2011, 57,600 shares of the Company’s common stock were in the Rabbi Trust.

Executive Salary Continuation Plan.    In February 1996, the Company established a deferred compensation plan (the “ESCP”) for select key employees of the Company. Benefits payable under the ESCP are established on the basis of years of service with the Company, age at retirement and base salary, subject to a maximum benefits limitation of $137,000 per year for any individual. The ESCP is an unfunded plan. The recorded liability for future expense under the ESCP is determined based on expected lifetime of participants using Social Security mortality tables and discount rates comparable to that of rates of return on high quality investments providing yields in amount and timing equivalent to expected benefit payments. At the end of each fiscal year, the Company determines the assumed discount rate to be used to discount the ESCP liability. The Company considered various sources in making this determination for Fiscal 2011, including the Citigroup Pension Liability Index, which at September 30, 2011 was 4.69%. Based on this review, the Company used a 4.69% discount rate for determining the ESCP liability at October 2, 2011. There are presently two retired executives of the Company who are receiving lifetime benefits aggregating $184,700 per annum under the ESCP. The current and long-term portions of the ESCP liability at October 2, 2011 are $184,700 and $1,005,400, respectively, for an aggregate liability of $1,190,100. The current and long-term portions of the ESCP liability at October 3, 2010 were $184,700 and $1,030,700, respectively, for an aggregate liability of $1,215,400.

Note 8 — Income (Loss) per Share

Since the Company had a net loss for both Fiscal 2010 and Fiscal 2011, basic and diluted net loss per common share for Fiscal 2010 and Fiscal 2011 is the same and is computed based solely on the weighted average number of shares of common stock outstanding for the respective fiscal year. In Fiscal 2010, application of the “if-converted” method to the Company’s convertible preferred stock and convertible debt resulted in said instruments being anti-dilutive and therefore not impacting the calculation of income per share.

Cumulative dividends on the Series A-2 Stock for Fiscal 2010, although not declared, constitute a preferential claim against future dividends, if any, and are treated as an incremental expense of continuing operations for purposes of determining basic and diluted net loss from continuing operations per common share. As of October 3, 2010, cumulative dividends on the Series A-2 Stock held by Longview through July 15, 2010 had been waived pursuant to the Looney Settlement Agreement. (See Note 2). In like manner, the BCF associated with the issuance of the Company’s Series B Stock in Fiscal 2010, although not recorded as an expense, is treated as a deemed dividend and, therefore, an incremental expense of continuing operations for purposes of determining basic and diluted net loss from continuing operations per common share.

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the computation of basic and diluted loss per common share:

	Fiscal Years Ended
	October 2, 2011	October 3, 2010
Basic and Diluted Net Loss Numerator:
Net loss attributable to Irvine Sensors Corporation	$(15,762,800)	$(11,155,800)
Undeclared cumulative dividends on Series A-2 Stock*	—	(19,700)
Deemed dividend for beneficial conversion feature related to Series B Stock	—	(1,471,000)

Adjusted basic and diluted net loss attributable to Irvine Sensors Corporation common stockholders	$(15,762,800)	$(12,646,500)

Basic and Diluted Net Loss Denominator:
Weighted average number of common shares outstanding	90,728,100	18,116,700

Basic and diluted net loss attributable to Irvine Sensors Corporation per common share	$(0.17)	$(0.70)

* Potential undeclared dividends accumulated prior to July 15, 2010 were waived in April 2010. (See Note 2).

Options, warrants and convertible instruments outstanding at October 2, 2011 and October 3, 2010 to purchase approximately 301,993,100 and 22,990,300 shares of the Company’s common stock, respectively, were not included in the above computation because they were anti-dilutive.

Note 9 — Minority Interest in Subsidiaries

Novalog did not grant any options to purchase shares of Novalog’s common stock in Fiscal 2011 and Fiscal 2010. As of October 2, 2011, there were no options to purchase shares of common stock of Novalog outstanding. At October 2, 2011, the Company owned 96% of Novalog’s common stock.

MSI did not grant any options to purchase common shares of MSI stock in Fiscal 2011 and Fiscal 2010. As of October 2, 2011, there were no options to purchase shares of common stock of MSI outstanding. At October 2, 2011, the Company owned 98% of MSI’s common stock. The Company has granted a perpetual non-exclusive license to a third party for technology developed by MSI. This license has not generated any material royalties to date.

RedHawk did not grant any options to purchase shares of RedHawk’s common stock in Fiscal 2011 and Fiscal 2010. As of October 2, 2011, there were no options to purchase shares of common stock of RedHawk outstanding. At October 2, 2011, the Company owned 81% of RedHawk’s common stock.

iNetWorks did not grant any options to purchase shares of its common stock in Fiscal 2011 and Fiscal 2010. As of October 2, 2011, there were options to purchase 6,592,500 shares of iNetWorks common stock outstanding with a weighted average exercise price of $0.01 per share and a weighted average remaining life of 1.07 years. There is no public market for shares of iNetWorks common stock. At October 2, 2011, the Company owned 95% of iNetWorks’ common stock.

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

Note 10 — Composition of Certain Financial Statement Captions

Accounts receivable and unbilled revenues on uncompleted contracts are largely derived from the Company’s contracts with various U.S. Government agencies and contractors, as shown below.

	October 2, 2011	October 3, 2010
Accounts receivable and unbilled revenues on uncompleted contracts:
U.S. Government	$2,297,300	$997,800
Other customers	202,200	28,200

	2,499,500	1,026,000
Less allowance for doubtful accounts	(13,800)	(13,600)

	$2,485,700	$1,012,400

Unbilled amounts of $557,200 and $630,300 at October 2, 2011 and October 3, 2010, respectively, represent contract revenues for which billings have not been presented to customers at year-end. These amounts are billed in accordance with applicable contract terms, usually within 30 days. Included in these amounts are unbilled retentions of $557,200 and $392,700 at October 2, 2011 and October 3, 2010, respectively. The unbilled retentions are normally collected upon final audit of costs by the U.S. Government.

	October 2, 2011	October 3, 2010
Inventory:
Work in process	$148,900	$360,800
Raw materials	1,128,800	781,500
Finished goods	434,600	823,500

	1,712,300	1,965,800
Less reserve for obsolete inventory	(275,000)	(250,000)

	$1,437,300	$1,715,800

The Company uses the average cost method for valuation of its product inventory.

Title to all inventories remains with the Company. Inventoried materials and costs relate to: work orders from customers; the Company’s generic module parts and memory stacks; and capitalized material, labor and overhead costs expected to be recovered from probable new research and development contracts. Work in process includes amounts that may be sold as products or under contracts. Such inventoried costs are stated generally at the total of the direct production costs including overhead. Inventory valuations do not include general and administrative expenses. Inventories are reviewed quarterly to determine salability and obsolescence. The net book value of capitalized pre-contract costs, which gross costs are included in the caption “Work in process,” at October 2, 2011 and October 3, 2010 was $0 and $360,800, respectively.

The Company’s property and equipment at October 2, 2011 and October 3, 2010 is shown below.

	October 2, 2011	October 3, 2010
Property and equipment:
Engineering and production equipment	$19,770,400	$18,853,800
Furniture and fixtures	459,800	442,700
Construction in progress	—	203,700
Leasehold improvements	2,152,200	2,101,200
Software	2,434,600	2,409,700

	24,817,000	24,011,100
Less accumulated depreciation and amortization	(22,266,900)	(21,281,100)

	$2,550,100	$2,730,000

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

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

The net book value of assets under capital leases at October 2, 2011 and October 3, 2010 was approximately $90,800 and $0, respectively, which amounts are net of accumulated depreciation of approximately $11,300 and $0, respectively.

The Company’s intangible assets are reported at cost less accumulated amortization and consist of patents and trademarks related to the Company’s various technologies. Net intangible assets at October 2, 2011 and October 3, 2010 are set forth below.

	October 2, 2011	October 3, 2010
Intangible assets, net:
Patents and trademarks	$19,500	$19,600
Less accumulated amortization	(9,100)	(7,200)

	$10,400	$12,400

The patent and trademark amortization expense for the fiscal years ended October 2, 2011 and October 3, 2010 was $2,000 and $2,000, respectively. The unamortized balance of intangible assets is estimated to be amortized as follows:

For the Fiscal Year	Estimated Amortization Expense Patents and Trademarks
2012	$1,800
2013	1,800
2014	1,800
2015	1,800
2016	1,800
Thereafter	1,400

The Company reviews its intangible assets for impairment when and if impairment indicators occur. At October 2, 2011, management believed no indications of impairment existed relative to the above listed intangible assets.

Accrued expenses as of October 2, 2011 and October 3, 2010 consisted of the following:

	October 2, 2011	October 3, 2010
Accrued expenses:
Salaries and wages	$196,000	$1,662,700
Vacation	487,700	550,000
Payroll taxes	88,100	98,300
Interest	11,500	1,131,400
Deferred compensation (current ESCP liability)	184,700	184,700
Professional fees	232,300	250,500
Other accrued expenses	216,500	220,100

	$1,416,800	$4,097,700

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

Note 11 — Commitments and Contingencies

The Company leases certain facilities and equipment under cancelable and non-cancelable operating leases, with escalating rent provisions for facility leases. Future minimum payments under capital lease obligations and operating lease commitments for the next five years as of October 2, 2011 are as follows:

Fiscal Year	Capital Leases	Operating Leases
2012	$30,500	$1,242,000
2013	31,900	1,152,000
2014	31,900	21,000
2015	31,900	18,000
2016	19,000	—
Less amounts representing interest	(52,000)

Future minimum lease payments	$93,200	$2,433,000

Total rent expense for operating leases amounted to $884,000 and $842,000 for the fiscal years ended October 2, 2011 and October 3, 2010, respectively. Rent expense is recognized on a straight-line basis over the lease period. Deferred rent amounts are immaterial.

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

In December 2010, the Company entered into a Settlement Agreement and Release with FirstMark, pursuant to which the Company settled all claims between the Company and FirstMark, including those relating to the lawsuit discussed above. Pursuant to the Settlement Agreement and Release, the Company agreed to pay FirstMark a total sum of $1,235,000 in eighteen monthly payments commencing January 15, 2011. In the event that a monthly installment payment is not paid by the Company within 30 days of the date it is due, FirstMark may enter a Confession of Judgment in the amount of the total settlement less any payment made by the Company prior to such default. This lawsuit was dismissed with prejudice in December 2010. At October 2, 2011, the balance of this obligation was $615,000, which represents interest and professional fees expensed in prior fiscal years and is included in settlement agreement obligations in the accompanying condensed consolidated balance sheet.

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

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

Note 12 — Income Taxes

The income tax provision is based upon management’s review of the Company’s estimated annual income tax rate, including state taxes. The income tax provision for Fiscal 2011 and Fiscal 2010 consists of state minimum taxes currently payable.

The provision for income taxes from continuing operations is comprised of:

	Fiscal Year Ended
	October 2, 2011	October 3, 2010
Current federal	$(43,900)	$—
Current state	6,500	7,300
Deferred federal	—	—
Deferred state	—	—

Provision (benefit) for income tax expense	$(37,400)	$7,300

The provision (benefit) for income taxes from continuing operations differs from the amount computed by applying the statutory federal income tax rate to income (loss) before (provision) benefit for income taxes. The sources and tax effects of the differences are as follows:

	Fiscal Year Ended
	October 2, 2011	October 3, 2010
Income tax provision (benefit) at the federal statutory rate of 34%	$(4,977,300)	$(3,807,700)
State income tax provision, net of federal benefit	2,100	4,800
Non-cash charges	353,800	—
Other	(15,700)	(50,000)
Valuation allowance changes affecting the provision for income taxes	4,599,700	3,860,200

	$(37,400)	$7,300

The tax effect of significant temporary items comprising the Company’s deferred taxes as of October 2, 2011 and October 3, 2010, are as follows:

	October 2, 2011	October 3, 2010
Current deferred tax assets:
Reserves not currently deductible	$523,900	$934,700
Current deferred tax liabilities:
Valuation allowance	(523,900)	(934,700)

Net current deferred tax assets (liabilities)	$—	$—

Non-current deferred tax assets:
Operating loss carryforwards	$11,567,800	$5,715,000
Non-current deferred tax liabilities:
Valuation allowance	(11,567,800)	(5,715,000)

Net non-current deferred tax asset (liability)	$—	$—

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

As of October 2, 2011 the Company has federal and California net operating loss (“NOL”) carryover of $27,200,000 and $26,600,000, respectively. As of October 3, 2010 the Company has federal and California NOL carryover of $13,100,000 and $12,500,000, respectively. As a result of the ownership change that occurred during the year ended September 27, 2009, the Company’s pre-September 27, 2009 NOLs are subject to annual IRC section 382 limitation of approximately $105,000 per annum. Various equity transactions have occurred since the ownership change in Fiscal 2009 that may have resulted in a subsequent section 382 limitation, which may further limit the use of the Company’s NOL’s.

Because realization of the tax benefit of deferred tax assets is uncertain, the Company has provided a 100% valuation allowance against such assets as of October 2, 2011 and October 3, 2010.

The Income Taxes topic of FASB ASC 740 (“ASC 740”) prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of ASC 740 became effective for the Company beginning October 1, 2007. The Company has evaluated the application of ASC 740 for the quarter ended December 30, 2007 and subsequent periods and has concluded that under its provisions no additional accrual for taxes, penalty or interest is required. Interest and penalties related to uncertain tax positions will be reflected in income tax expense.

Note 13 — Concentration of Revenues and Sources of Supply

In Fiscal 2011, direct contracts with various military services and branches of the U.S. Government accounted for approximately 23% of the Company’s total revenues and subcontracts with U.S. Government prime contractors accounted for approximately 76% of the Company’s total revenues. The remaining less than 1% of total revenues in Fiscal 2011 was derived from non-U.S. Government sources. During Fiscal 2011, of the revenues derived directly or indirectly from U.S. Government customers, Optics 1, Inc., a defense contractor, and the U.S. Air Force accounted for 59% and 10% of the Company’s total revenues, respectively. Loss of either of these customers would have a material adverse impact on the Company’s business, financial condition and results of operations. No other single U.S. Government or non-U.S. Government customer accounted for more than 10% of the Company’s total revenues in Fiscal 2011.

In Fiscal 2010, direct contracts with various military services and branches of the U.S. Government accounted for approximately 58% of the Company’s total revenues and subcontracts with U.S. Government prime contractors accounted for approximately 41% of the Company’s total revenues. The remaining approximately 1% of total revenues in Fiscal 2010 was derived from non-U.S. Government sources. During Fiscal 2010, of the revenues derived directly or indirectly from U.S. Government customers, certain classified agencies, the U. S. Army and Optics 1, Inc. accounted for 28%, 20% and 19% respectively, of the Company’s total revenues in Fiscal 2010. No other single U.S. Government or non-U.S. Government customer accounted for more than 10% of the Company’s total revenues in Fiscal 2010.

The Company primarily uses contract manufacturers to fabricate and assemble its stacked chip, microchip and sensor products. At current limited levels of sales, the Company typically uses a single contract manufacturer for such products and, as a result, is vulnerable to disruptions in supply. The Company also uses contract manufacturers for production of its visible camera products, except for final testing, which the Company performs itself. The Company currently assembles, calibrates and tests its thermal imaging and software products itself, given the relatively low volumes of these products. The Company’s various thermal and visible camera products presently rely on a limited number of suppliers of imaging chips that meet the quality and performance requirements of the Company’s products, which makes the Company vulnerable to potential disruptions in supply of such imaging chips.

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

Note 14 — Fair Value Measurements

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

The hierarchy noted above requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. There were no transfers between Level 1, Level 2 and/or Level 3 during Fiscal 2011. Financial liabilities carried at fair value as of October 2, 2011 are classified below:

	Level 1	Level 2	Level 3	Total
Derivative liabilities	$—	$13,352,800	$—	$13,352,800

Total	$—	$13,352,800	$—	$13,352,800

Note 15 — Subsequent Events

Loan and Security Agreement and Related Warrants

On December 14, 2011, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Partners for Growth III, L.P. (“PFG”) pursuant to which the Company obtained a two year, $5,000,000 revolving credit facility from PFG (the “Loans”). Upon execution of the Loan Agreement, the Company drew down the entire $5,000,000 available thereunder and used approximately $1.9 million of those funds to repay the total amount of principal, interest, fees and other amounts owed by the Company to Timothy Looney, the former owner of Optex. This payment satisfied all remaining obligations of the Company to Mr. Looney and his affiliates pursuant to a Settlement and Release Agreement that was entered into between the Company and Mr. Looney in April 2010 and the related Secured Promissory Note dated April 14, 2010 in the original principal amount of $2,500,000 payable to Mr. Looney. The Company expects to use the remaining proceeds of the initial Loan, less expenses thereof and the payment to Mr. Looney, for general working capital purposes, but may repay some portion of the Initial Loan to PFG prior to its maturity date. Any further borrowings by the Company under the Loan Agreement will be subject to the Company’s compliance with certain financial and other covenants in the Loan Agreement, provided that no default or event of default (as defined in the Loan Agreement) has occurred and is continuing.

The maturity date for the Loans issued pursuant to the credit facility is December 14, 2013. Interest on the Loans shall accrue at the rate of 12% per annum. Interest only shall be payable monthly on the third business day of each month for interest accrued during the prior month and the remaining balance shall be payable on the Maturity Date. Each of Griffin and Costa Brava, individually and collectively, jointly and severally, have unconditionally guaranteed repayment of $2,000,000 of the Company’s monetary obligations under the Loan Agreement to PFG.

To secure the payment of all of the Company’s obligations under the Loans when due, the Company granted to PFG a first position, continuing security interest in substantially all of the Company’s assets, including substantially all of its intellectual property, subject to the commitment by PFG to release any security interests in

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

any assets that may be sold by the Company to Vectronix Inc. pursuant to an Asset Purchase Agreement dated October 17, 2010 between the Company and Vectronix Inc. In addition, Costa Brava, Griffin and certain other existing creditors of the Company have agreed to subordinate their security interests and liens that such creditor may have in any of the Company’s property and agreed that while any obligations remain outstanding by the Company to PFG, any and all liens of Creditor in respect of the Company shall be junior to PFG’s security interests.

As additional consideration for entering into the Loan Agreement, the Company issued to PFG, and two of its affiliated entities, 7-year warrants to purchase an aggregate of 15,000,000 shares of the Company’s common stock at the exercise price of $0.11 per share (the “Warrants”). If the Company attains certain specified revenue and EBITDA thresholds for calendar year 2012, the aggregate number of shares issuable upon exercise of the Warrants will be reduced to 10,000,000 shares.

Asset Purchase Agreement

In October 2011, the Company entered into an Asset Purchase Agreement (“APA”) with Vectronix Inc. (the “Purchaser”), pursuant to which the Purchaser agreed to acquire substantially all of the assets used or held for use in connection with, necessary for or relating to the Company’s Thermal Imaging Business (the “Transaction”). The “Thermal Imaging Business” consists of the Company’s business of researching, developing, designing, manufacturing, producing, marketing, selling and distributing thermal camera products, including clip-on thermal imagers, thermal handheld and mounted equipment devices, other infrared imaging devices and thermal cameras, and in all cases, related thermal imaging products, as such business is conducted anywhere in the world by the Company and its subsidiaries prior to October 17, 2011.

Under the terms of the APA, (i) Purchaser has agreed to pay $10 million in cash to the Company for the purchased assets, subject to certain adjustments, and to assume certain liabilities of the Company, as described in the APA; and (ii) subject to the satisfaction of certain thresholds, Purchaser is also obligated to pay to the Company commissions on a semi-annual basis over the five year period for core engines and certain existing products sold by Purchaser or its commercial business units following the closing of this transaction. The APA also provides that $1.5 million of the upfront cash purchase price will be paid into escrow. Up to $300,000 of this amount may be released on the six-month anniversary of the closing of the Transaction, and the balance may be released on the first anniversary of the closing of the Transaction. In addition, the APA provides for the cancellation of the Company’s existing obligation to repay an outstanding advance to a subsidiary of the Purchaser as of the Closing (which was approximately $544,750 as of October 2, 2011).

The proposed Transaction has been approved by the Company’s Board of Directors and is subject to customary conditions to closing, including regulatory approvals and the approval of the Company’s stockholders. The APA may be terminated by either party to the APA if the Closing has not occurred (through no failure on the part of such party) by January 31, 2012, or by February 7, 2012 if the special stockholders meeting has not been held by January 27, 2012. The Company has scheduled a stockholders meeting in January 2012 to vote on approval of the Transaction. Certain stockholders of the Company holding in the aggregate approximately 49% of the Company’s outstanding shares of common stock, concurrently with the execution and delivery of the APA, entered into a Stockholder Voting and Support Agreement dated as of October 17, 2011 (the “Voting Agreement”), pursuant to which said stockholders agreed to vote in favor of the transactions contemplated by the APA, subject to the terms and conditions set forth in the Voting Agreement. Accordingly, management expects that the proposed transaction will be approved by stockholders and, if regulatory approvals are obtained, that the proposed Transaction will close as early as January 2012.

Irvine Sensors Corporation

Notes to Consolidated Financial Statements — (Continued)

Unaudited Pro Forma Financial Information.

To reflect the effects of the pending Transaction, an unaudited pro forma consolidated balance sheet has been prepared as of October 2, 2011 assuming that the sale of the Thermal Imaging Business had occurred as of such date. In addition, unaudited pro forma consolidated statements of operations for the 53-week period ended October 2, 2010 and the 52-week period ended October 2, 2011 have been prepared as if the Transaction had occurred on September 28, 2009. As used herein, the terms “ISC8”, “Irvine Sensors,” the “Company,” “we,” “us,” and “our” refer to Irvine Sensors Corporation and, where applicable, its consolidated subsidiaries.

The unaudited pro forma condensed consolidated financial statements furnished herein (the “Statements”):

•	include adjustments, described in the notes accompanying the Statements (the “Notes”), having a continuing impact on the consolidated company as a result of the Thermal Imaging Asset Sale;

•

have been prepared based on information currently available to the Company and preliminary allocations and estimates using assumptions that the Company’s management believes are reasonable. The final adjustments to the Company’s financial statements to report the Thermal Imaging Asset Sale will be completed if and when the Thermal Imaging Asset Sale is consummated and after the Company reviews all available data and completes its internal assessments.

•	do not purport to represent the actual results of continuing operations that would have occurred if the Thermal Imaging Asset Sale had taken place on September 28, 2009;

•	are not necessarily indicative of the results of operations that may be achieved in the future;

The Statements and related Notes contained herein should be read in conjunction with our consolidated financial statements and related notes included in our Annual Reports on Form 10-K for the fiscal years ended October 3, 2010 and October 2, 2011.

IRVINE SENSORS CORPORATION

UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET

October 2, 2011

	As Reported	Less Thermal (1)		Pro Forma Adjustments			Pro Forma
Assets
Current assets:
Cash and cash equivalents	$2,734,600	$			$10,489,200	(2)	$10,615,100
					(500,000)	(2)
					(2,108,700)	(2)
Restricted cash	—				1,500,000	(2)	1,500,000
Accounts receivable, net of allowance for doubtful accounts of $13,800	1,928,500		1,365,800				562,700
Unbilled revenues on uncompleted contracts	557,200		30,700				526,500
Inventory, net	1,437,300		1,389,700				47,600
Prepaid expenses and other current assets	117,800						117,800

Total current assets	6,775,400		2,786,200		9,380,500		13,369,700
Property and equipment, net (including construction in process of $716,100)	2,550,100		1,312,200				1,237,900
Intangible assets, net	10,400						10,400
Deferred financing costs	1,052,300						1,052,300
Deposits	196,600						196,600

Total assets	$10,584,800		$4,098,400		$9,380,500		$15,866,900

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,535,600		$858,100	$			$677,500
Accrued expenses	1,416,800		341,600		(11,500	)(2)	1,063,700
Advance billings on uncompleted contracts	397,200						397,200
Deferred revenue	544,800		544,800				—
Secured promissory note, current portion	2,097,200				(2,097,200	)(2)	—
Senior subordinated secured promissory notes	4,257,600						4,257,600
Settlement agreements obligations, current portion	632,200						632,200
Payable to Parent			2,299,300		2,299,300	(3)	—
Capital lease obligations, current portion	13,800		17,200				(3,400)

Total current liabilities	10,895,200		4,061,000		190,600		7,024,800
Subordinated secured convertible promissory notes, net of discounts	4,991,900						4,991,900
Settlement agreement obligations, less current portion	18,700						18,700
Derivative liability	11,144,600						11,144,600
Executive Salary Continuation Plan liability	1,005,400						1,005,400
Capital lease obligations, less current portion	79,400		17,200				62,200

Total liabilities	28,135,200		4,078,200		190,600		24,247,600

Stockholders’ deficit:
Convertible preferred stock, $0.01 par value, 1,000,000 shares authorized;	—		—		—		—
Series B — 1,800 shares issued and outstanding(1); liquidation preference of $1,785,600
Common stock, $0.01 par value, 500,000,000 shares authorized; 113,695,800 shares issued and outstanding(1)	1,137,000						1,137,000
Common stock held by Rabbi Trust	(1,020,700)						(1,020,700)
Deferred compensation liability	1,020,700						1,020,700
Paid-in capital	171,385,300						171,385,300
Retained earnings (accumulated deficit)	(190,397,100)		20,200		9,189,900	(4)	(181,227,400)

Irvine Sensors Corporation stockholders’ equity (deficit)	(17,874,800)		20,200		9,189,900		(8,705,100)
Noncontrolling interest	324,400						324,400

Total stockholders’ equity (deficit)	(17,550,400)		20,200		9,189,900		(8,380,700)

Total liabilities and stockholders’ equity (deficit)	$10,584,800		$4,098,400		$9,380,500		$15,866,900

(1)	The number of shares of preferred stock and common stock issued and outstanding have been rounded to the nearest one hundred (100).

See Accompanying Notes.

IRVINE SENSORS CORPORATION

UNAUDITED PRO FORMA STATEMENT OF OPERATIONS

52-WEEK PERIOD ENDED OCTOBER 2, 2011

	As Reported	Less Thermal(a)		Pro Forma Adjustments		Pro Forma
Total revenues	$14,095,000	$8,916,700		—		$5,178,300
Costs and expenses
Cost of revenues	12,078,700	7,307,000	(b)			4,771,700
General and administrative expense	8,101,800	181,200	(c)	(7,900	)(d)	7,912,700
Research and development expense	3,679,300	507,700				3,171,600

Total costs and expenses	23,859,800	7,995,900		(7,900)		15,856,000

Income (loss) from operations	(9,764,800)	920,800		7,900		(10,677,700)
Interest expense	(7,544,700)			240,200	(d)	(7,304,500)
Change in fair value of derivative instruments	1,512,700					1,512,700
Other expense	(3,400)					(3,400)

Income (loss) from operations before benefit for income taxes	(15,800,200)	920,800		248,100		(16,472,900)
(Provision) benefit for income taxes	37,400	(177,100)		(177,100	)(e)	37,400

Net income (loss)	(15,762,800)	743,700		71,000		(16,435,500)
Less net income (loss) attributable to non-controlling interests in subsidiary	—	—		—		—

Net income (loss) attributable to Irvine Sensors Corporation	$(15,762,800)	$743,700		$71,000		$(16,435,500)

Basic and diluted net loss attributable to Irvine Sensors Corporation per common share	$(0.17)					$(0.18)

Basic and diluted weighted average number of common shares outstanding	90,728,100					90,728,100

See Accompanying Notes.

IRVINE SENSORS CORPORATION

UNAUDITED PRO FORMA STATEMENT OF OPERATIONS

53-WEEK PERIOD ENDED OCTOBER 3, 2010

	As Reported	Less Thermal(a)	Pro Forma Adjustments		Pro Forma
Total revenues	$11,716,800	$3,305,200	—		$8,411,600
Costs and expenses
Cost of revenues	9,809,900	3,414,400 (b)			6,395,500
General and administrative expense	6,589,900	213,200 (c)	(329,000	)(d)	6,047,700
Research and development expense	2,639,000	510,700			2,128,300

Total costs and expenses	19,038,800	4,138,300	(329,000)		14,571,500
Gain on sale or disposal of assets	12,600				12,600

Loss from operations	(7,309,400)	(833,100)	329,000		(6,147,300)
Interest expense	(1,692,600)		118,500	(d)	(1,574,100)
Provision for litigation judgment	(20,200)				(20,200)
Litigation settlement expense	(2,270,200)				(2,270,200)
Change in fair value of derivative instruments	95,500				95,500
Other income	48,900				48,900

Loss from continuing operations before provision for income taxes and non-controlling interests	(11,148,500)	(833,100)	447,500		(9,867,900)
Provision for income taxes	(7,300)				(7,300)

Loss from continuing operations before non-controlling interests	(11,155,800)				(9,875,200)
Less net loss attributable to non-controlling interests in subsidiary	—	—	—		—
Net loss from continuing operations attributable to Irvine Sensors Corporation	$(11,155,800)	$(833,100)	$447,500		$(9,875,200)

Basic and diluted net loss attributable to Irvine Sensors Corporation per common share	$(0.70)				$(0.55)

Basic and diluted weighted average number of common shares outstanding	18,116,700				18,116,700

See Accompanying Notes.

IRVINE SENSORS CORPORATION

NOTES TO UNAUDITED PRO FORMA CONDENSED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying Statements are:

•

based on the Company’s audited consolidated balance sheets as of October 2, 2011 and October 3, 2010 and the Company’s audited consolidated statements of operations for the 52-week period ended October 2, 2011 and the 53-week period ended October 3, 2010;

•	adjusted to give effect to the Thermal Imaging Asset Sale, described in Note 2 below;

•	using the pro forma adjustments identified in Note 3 below.

The unaudited pro forma consolidated balance sheet assumes that the sale of the Thermal Imaging Business (see Note 2) had occurred as of October 2, 2011, and the unaudited pro forma consolidated statements of operations assume the Thermal Imaging Asset Sale had occurred on September 28, 2009. These unaudited pro forma results of continuing operations are not necessarily indicative of results that would have occurred had the disposition actually occurred on September 28, 2009 or the results that may be attained in the future.

Certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The information contained in these unaudited pro forma consolidated financial statements and notes should be read in conjunction with our consolidated financial statements and related notes included in our Annual Reports on Form 10-K for the fiscal years ended October 3, 2010 and October 2, 2011.

2. Thermal Imaging Asset Sale

In October 2011, the Company entered into an Asset Purchase Agreement (“APA”) with Vectronix Inc. (the “Purchaser”), pursuant to which the Purchaser agreed to acquire substantially all of the assets used or held for use in connection with, necessary for or relating to the Company’s Thermal Imaging Business (the “Thermal Imaging Asset Sale”). The “Thermal Imaging Business” (“Thermal”) consists of the Company’s business of researching, developing, designing, manufacturing, producing, marketing, selling and distributing thermal camera products, including clip-on thermal imagers, thermal handheld and mounted equipment devices, other infrared imaging devices and thermal cameras, and in all cases, related thermal imaging products, as such business is conducted anywhere in the world by the Company and its subsidiaries prior to October 17, 2011, as specified in the APA.

Under the terms of the APA, (i) Purchaser has agreed to pay $10 million in cash to the Company for the purchased assets, subject to certain adjustments, and to assume certain liabilities of the Company, as described in the APA; and (ii) subject to the satisfaction of certain thresholds, Purchaser is also obligated to pay to the Company commissions on a semi-annual basis over the five year period for core engines and certain existing products sold by Purchaser or its commercial business units following the closing of this transaction. The APA also provides that $1.5 million of the upfront cash purchase price will be paid into escrow. Up to $300,000 of this amount may be released on the six-month anniversary of the closing of the transaction, and the balance may be released on the first anniversary of the closing of the transaction. In addition, the APA provides for the cancellation of the Company’s existing obligation to repay an outstanding advance to a subsidiary of the Purchaser as of the Closing (which was approximately $544,750 as of October 2, 2011).

If the Thermal Imaging Asset Sale is consummated, the Company will report the operating results of its Thermal Imaging Business as a discontinued operation and will reclassify its previously issued consolidated statements of operations to reflect that presentation.

IRVINE SENSORS CORPORATION

NOTES TO UNAUDITED PRO FORMA CONDENSED FINANCIAL STATEMENTS — (Continued)

3. Pro Forma Adjustments

In the accompanying Statements the following unaudited pro forma adjustments have been made to the historical financial statements:

Balance Sheet

(1) To remove the assets and specified liabilities of the Thermal Imaging Business.

(2) Pro forma adjustment to cash consists of:

Net proceeds from the sale of the Thermal Imaging Division	$9,989,200(i)
Less repayment of Secured Promissory Note of $2,097,200 and related accrued interest of $11,500	(2,108,700)(ii)

Total	$7,880,500

(i)	Net proceeds from the sale of the Thermal Imaging Division consists of:

Agreed upon sales price	$10,000,000
Estimated adjustments to sales price	1,989,200
Less cash in escrow	(1,500,000)
Less estimated costs of transaction	(500,000)

Total	$9,989,200

(ii)

The Company intended to use a portion of the net proceeds to repay the Secured Promissory Note and the related accrued interest immediately after the closing of the Thermal Imaging Asset Sale or other financing, which repayment occurred in December 2011 pursuant to such other financing. The pro forma adjustment reflects the estimated aggregate balance due on the Secured Promissory Note as October 2, 2011, not the lower balance that would be due on actual repayment of the Secured Promissory Note at some later date as a result of payments made subsequent to October 2, 2011.

(3) The payable to parent will be forgiven in connection with the sale of the Thermal Imaging Business. Accordingly, for purposes of the pro-forma, the Company has treated such payable as a capital contribution to the Thermal Imaging Business.

(4) The gain on sale has been computed as follows:

Estimated sales price (see above)	$11,989,200
Less estimated transaction costs	(500,000)

Estimated net proceeds	11,489,200
Less book value of net assets
Retained earning of the Thermal Imaging Business	(20,200)
Forgiveness of Payable to Parent	(2,299,300)

Gain on sale	$9,169,700

For purposes of the pro forma, the adjustment to accumulated deficit consists of the net gain of $9,169,700 plus the net asset of the Thermal Imaging Business of $20,200, since such amount had been deducted from the consolidated accumulated deficit.

IRVINE SENSORS CORPORATION

NOTES TO UNAUDITED PRO FORMA CONDENSED FINANCIAL STATEMENTS — (Continued)

Statements of Operations

(a) To remove from consolidated amounts the revenues, costs and expenses of the Thermal Imaging Business.

(b) Amount consists of direct labor specifically identified with the Thermal Imaging Business plus overhead costs allocated to the Thermal Imaging Business based on direct labor dollars. The allocation of overhead costs based on direct labor dollars is consistent with the allocation methods utilized by the Company for its other operations. In addition, the Company believes that allocation of overhead costs based on direct labor dollars is reasonable and reflects the economics of the business.

(c) Represents the salary and related benefits for one employee who provides services specifically identified to the Thermal Imaging Business and who supports the bidding of contracts specifically identified to the Thermal Imaging Business. The Company has not allocated any salaries or benefits of corporate executives, rent for corporate office, the costs of the investor relations department, the costs of the corporate accounting department or the cost of the information technology department to the Thermal Imaging Business as these costs are driven exclusively by corporate-level activities.

(d) Assumes the Company would have repaid the Secured Promissory Note immediately upon the closing of the sale of the Thermal Imaging Division. Accordingly, these adjustments relate to legal and interest expense related to the Secured Promissory Note that would not have been incurred due to the repayment of the Secured Promissory Note.

(e) Represents the elimination of the provision for income taxes since the Company incurred a consolidated loss before income taxes, and accordingly, the net income of the Thermal Imaging Business is offset by losses of the remaining operations of the Company for income tax purposes.

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Irvine Sensors Corporation

Costa Mesa, California

We have audited the accompanying consolidated balance sheets of Irvine Sensors Corporation and subsidiaries as of October 2, 2011 and October 3, 2010, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Irvine Sensors Corporation and subsidiaries as of October 2, 2011 and October 3, 2010, and the results of their operations and their cash flows for the years then ended, in conformity with U. S. generally accepted accounting principles.

/s/    Squar, Milner, Peterson, Miranda & Williamson, LLP

Newport Beach, California

December 29, 2011