Form 10-Q
period 2012-01-01
ISC8 INC. /DE
filed 2012-02-15
CIK 357108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 1-8402

ISC8 INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0280334
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3001 Red Hill Avenue,

Costa Mesa, California 92626

(Address of Principal Executive Offices) (Zip Code)

(714) 549-8211

(Registrant’s Telephone Number, Including Area Code)

Irvine Sensors Corporation

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒

As of February 9, 2012, there were 119,628,923 shares of common stock outstanding.

ISC8 INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL PERIOD ENDED JANUARY 1, 2012

In this report, the terms “ISC8”, “Irvine Sensors,” the “Company,” “we,” “us” and “our” refer to ISC8 Inc. (“ISC8”) and its subsidiaries.

ISC8™, ISC8[secure]™, Irvine Sensors®, Neo-Chip™, Neo-Stack®, Neo-Layer®, TOWHAWK®, Novalog™, Personal Miniature Thermal Viewer™, PMTV®, Vault®, Eagle Boards™, and RedHawk™ are among the Company’s trademarks. Any other trademarks or trade names mentioned in this report are the property of their respective owners.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

ISC8 INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	January 1, 2012	October 2, 2011
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$2,076,600	$2,734,600
Accounts receivable, net of allowance for doubtful accounts of $13,800, respectively	1,858,500	1,928,500
Unbilled revenues on uncompleted contracts	686,700	557,200
Inventory, net	509,100	1,437,300
Prepaid expenses and other current assets	279,700	117,800

Total current assets	5,410,600	6,775,400
Property and equipment, net	2,390,700	2,550,100
Intangible assets, net	9,900	10,400
Deferred financing costs	1,132,000	1,052,300
Deposits	172,600	196,600

Total assets	$9,115,800	$10,584,800

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$733,700	$1,535,600
Accrued expenses	2,434,300	1,416,800
Advance billings on uncompleted contracts	408,800	397,200
Deferred revenue	340,300	544,800
Senior secured revolving credit facility loan, net of discounts	4,318,000	—
Secured promissory note	—	2,097,200
Senior subordinated secured promissory notes	4,384,900	4,257,600
Settlement agreements obligations, current portion	437,200	632,200
Capital lease obligations, current portion	14,800	13,800

Total current liabilities	13,072,000	10,895,200
Subordinated secured convertible promissory notes, net of discounts	4,744,000	3,944,800
Settlement agreement obligations, less current portion	14,400	18,700
Derivative liability	15,912,800	13,352,800
Executive Salary Continuation Plan liability	990,400	1,005,400
Capital lease obligations, less current portion	75,900	79,400

Total liabilities	34,809,500	29,296,300

Commitments and contingencies (Note 7)
Stockholders’ deficit:
Convertible preferred stock, $0.01 par value, 1,000,000 shares authorized, Series B – 1,700 and 1,800 shares issued and outstanding, respectively (1); liquidation preference of $1,695,600 and $1,785,600, respectively	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 113,875,800 and 113,695,800 shares issued and outstanding, respectively (1)	1,138,800	1,137,000
Common stock held by Rabbi Trust	(1,020,700)	(1,020,700)
Deferred compensation liability	1,020,700	1,020,700
Paid-in capital	172,650,700	171,385,300
Accumulated deficit	(199,807,600)	(191,558,200)

ISC8 stockholders’ deficit	(26,018,100)	(19,035,900)
Noncontrolling interest	324,400	324,400

Total stockholders’ deficit	(25,693,700)	(18,711,500)

Total liabilities and stockholders’ deficit	$9,115,800	$10,584,800

(1)	The number of shares of preferred stock and common stock issued and outstanding have been rounded to the nearest one hundred (100).

See Accompanying Notes to Condensed Consolidated Financial Statements.

ISC8 INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	September 30,	September 30,
	13 Weeks Ended
	January 1,	January 2,
	2012	2011
Total revenues	$3,279,200	$4,300,900

Cost and expenses
Cost of revenues	2,771,000	4,039,200
General and administrative expense	2,592,600	1,914,400
Research and development expense	2,184,300	533,900

Total costs and expenses	7,547,900	6,487,500

Loss from operations	(4,268,700)	(2,186,600)

Interest expense	(1,668,700)	(2,156,300)
Change in fair value of derivative liability	(2,310,000)	(6,482,700)
Other income (expense)	1,200	(6,600)

Loss from operations before provision for income taxes	(8,246,200)	(10,832,200)
Provision for income taxes	(3,200)	—

Net loss	$(8,249,400)	$(10,832,200)
Less net loss attributable to non-controlling interests in subsidiary	—	—

Net loss attributable to ISC8 Inc.	$(8,249,400)	$(10,832,200)

Basic and diluted net loss attributable to ISC8 Inc. per common share	$(0.07)	$(0.26)

Weighted average number of common shares outstanding, basic and diluted	113,715,600	41,612,200

See Accompanying Notes to Condensed Consolidated Financial Statements.

ISC8 INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	XXX	XXX	XXX	XXX	XXX	XXX	XXX	XXX	XXX	XXX	XXX	XXX	XXX	XXX
	Series A-1 and A-2 Preferred Stock Shares Issued (1)		Series B Preferred Stock Shares Issued (1)		Series C Preferred Stock Shares Issued (1)		Common Stock Shares Issued (1)		Common Stock Warrants Issued (1)	Prepaid Stock-Based Compensation	Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Deficit
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number
Balance at October 3, 2010	8.300	$100	1,900	$—	37,500	$400	33,535,400	$335,400	8,042,300	$—	$165,039,200	$(175,795,400)	$324,400	$(10,095,900)

Common stock issued to employee retirement plan	—	—	—	—	—	—	6,666,700	66,700	—	(800,000)	733,300	—	—	—
Common stock issued upon conversion of preferred stock	(8,300)	(100)	(100)	—	(37,500)	(400)	7,518,400	75,200	—	—	(74,700)	—	—	—
Issuance of common stock as debt discount	—	—	—	—	—	—	5,758,100	57,600	—	—	692,400	—	—	750,000
Sale of common stock, net of issuance costs	—	—	—	—	—	—	51,788,600	517,900	—	—	2,789,300	—	—	3,307,200
Issuance of non-vested stock, net	—	—	—	—	—	—	1,600	—	—	—	—	—	—	—
Common stock warrants issued to investment banking firm	—	—	—	—	—	—	—	—	2,382,400	—	190,600	—	—	190,600
Common stock issued pursuant to cashless warrant exercise	—	—	—	—	—	—	221,000	2,200	(308,900)	—	30,900	—	—	33,100
Stock-based compensation expense – vested stock	—	—	—	—	—	—	333,600	3,300	—	—	36,300	—	—	39,600
Common stock issued to pay interest	—	—	—	—	—	—	682,300	6,800	—	—	266,100	—	—	272,900
Common stock options exercised	—	—	—	—	—	—	20,000	200	—	—	3,000	—	—	3,200
Common stock issued upon conversion of debt and interest	—	—	—	—	—	—	7,170,100	71,700	—	—	430,200	—	—	501,900
Elimination of derivative liability from conversion of debt to common stock	—	—	—		—	—	—	—	—	—	69,100	—	—	69,100
Stock-based compensation expense – options	—	—	—	—	—	—	—	—	—	—	1,172,200	—	—	1,172,200
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	—	—	—	7,400	—	—	7,400
Amortization of employee retirement plan contributions	—	—	—	—	—	—	—	—	—	800,000	—	—	—	800,000
Net loss	—	—	—	—	—	—	—	—	—	—	—	(15,762,800)	—	(15,762,,800)

Balance at October 2, 2011	—	—	1,800	—	—	—	113,695,800	1,137,000	10,115,800	—	171,385,300	(191,558,200)	324,400	(18,711,500)

Common stock issued upon conversion of preferred stock	—	—	(100)	—	—	—	180,000	1,800	—	—	(1,800)	—	—	—
Common stock warrants issued to lending institution and affiliates	—	—	—	—	—	—	—	—	15,000,000	—	432,000	—	—	432,000
Common stock warrants expired	—	—	—	—	—	—	—	—	(41,100)	—	—	—	—	—
Stock-based compensation expense – options	—	—	—	—	—	—	—	—	—	—	835,200	—	—	835,200
Net loss	—	—	—	—	—	—	—	—	—	—	—	(8,249,400)	—	(8,249,400)

Balance at January 1, 2012	—	$—	1,700	$—	—	$—	113,875,800	$1,138,800	25,074,700	$—	$172,650,700	$(199,807,600)	$324,400	$(25,693,700)

(1)	Amounts of preferred stock, common stock and warrants issued have been rounded to nearest one hundred (100).

See Accompanying Notes to Condensed Consolidated Financial Statements.

ISC8 INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	September 30,	September 30,
	13 Weeks Ended
	January 1, 2012	January 2, 2011
Cash flows from operating activities:
Net loss	$(8,249,400)	$(10,832,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	248,600	273,600
Provision for allowance for inventory valuation	330,000	—
Non-cash interest expense	1,464,700	1,039,800
Change in fair value of derivative liability	2,310,000	6,482,700
Non-cash stock-based compensation	835,200	334,100
Decrease (increase) in accounts receivable	70,000	(1,319,300)
Decrease (increase) in unbilled revenues on uncompleted contracts	(129,500)	137,700
Decrease in inventory	598,200	208,100
Increase in prepaid expenses and other current assets	(161,900)	(43,800)
Decrease (increase) in deposits	24,000	(81,600)
Increase (decrease) in accounts payable and accrued expenses	(266,900)	(1,889,100)
Decrease in Executive Salary Continuation Plan liability	(15,000)	(15,300)
Increase in advance billings on uncompleted contracts	11,600	30,700
Decrease in deferred revenue	(204,500)	(113,200)

Total adjustments	5,114,500	5,044,400

Net cash used in operating activities	(3,134,900)	(5,787,800)

Cash flows from investing activities:
Property and equipment expenditures	(88,700)	(185,300)

Net cash used in investing activities	(88,700)	(185,300)

Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	—	3,307,200
Proceeds from subordinated secured convertible promissory notes	—	7,774,800
Proceeds from unsecured convertible promissory notes	—	3,000,000
Debt issuance costs paid	(135,400)	(1,426,500)
Decrease in advances against accounts receivable	—	(46,600)
Principal payments of notes payable and settlement agreements	(2,296,500)	(170,500)
Proceeds from senior secured revolving credit facility	5,000,000	—
Principal payments of capital leases	(2,500)	—

Net cash provided by financing activities	2,565,600	12,438,400

Net increase (decrease) in cash and cash equivalents	(658,000)	6,465,300
Cash and cash equivalents at beginning of period	2,734,600	281,600

Cash and cash equivalents at end of period	$2,076,600	$6,746,900

Non-cash investing and financing activities:
Non-cash conversion of preferred stock to common stock	$90,000	$257,400
Property and equipment acquired for note payable	—	$56,200
Conversion of Bridge Notes and accrued interest to common stock	—	$199,400
Common stock issued to pay accrued interest	—	$137,100
Accrued expenses settled with settlement agreement obligations	—	$1,235,000
Issuance of warrants as debt discount	$682,000	$—

Supplemental cash flow information:
Cash paid for interest	$133,800	$116,900

See Accompanying Notes to Condensed Consolidated Financial Statements.

ISC8 INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—General

The information contained in the following Notes to Condensed Consolidated Financial Statements is condensed from that which appear in the audited consolidated financial statements for Irvine Sensors Corporation (“ISC8”), which changed its name pursuant to stockholder vote from Irvine Sensors Corporation to ISC8 Inc. (“ISC8) in January 2012, and its subsidiaries (together with ISC or ISC8, the “Company”), and the accompanying unaudited condensed consolidated financial statements do not include certain financial presentations normally required under accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, the unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes thereto contained in the Annual Report on Form 10-K of the Company for the fiscal year ended October 2, 2011 (“Fiscal 2011”). It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

The consolidated financial information for the 13-week periods ended January 1, 2012 and January 2, 2011 included herein is unaudited but includes all normal recurring adjustments which, in the opinion of management of the Company, are necessary to present fairly the consolidated financial position of the Company at January 1, 2012, and the results of its operations and its cash flows for the 13-week periods ended January 1, 2012 and January 2, 2011.

The condensed consolidated financial information as of October 2, 2011 included herein has been derived from the Company’s audited consolidated financial statements as of, and for the year ended, October 2, 2011.

Description of Business

The Company is actively engaged in the design, development, manufacture and sale of three-dimensional (“3-D”) stacking products and security products both solutions are for commercial and U.S. Government applications. The 3-D stacked products consist of semiconductors, anti-tamper systems, high-speed processor assemblies and miniaturized vision systems and sensors. The Company also performs customer-funded contract research and development related to these products, mostly for U.S. Government customers or prime contractors. Most of the Company’s historical business relates to application of its technologies for stacking either packaged or unpackaged semiconductors into more compact 3-D forms, which the Company believes offer volume, power, weight and operational advantages over competing packaging approaches, and which the Company believes allows it to offer higher-level products with unique operational features. The Company historically has introduced certain higher-level products in the fields of thermal imaging cores and high speed processing for cyber security that take advantage of the Company’s packaging technologies. Effective January 31, 2012, the Company sold its assets related to its thermal imaging business (the “Thermal Imaging Asset Sale”) to Vectronix, Inc. (“Vectronix”)pursuant to an Asset Purchase Agreement dated October 17, 2011 between the Company and Vectronix (the “APA”) The Thermal Imaging Asset Sale will allow the Company to focus its resources on the development of cyber security products, such as high-speed processing boards and subsystems, intended for commercial and U.S. Government applications and to promote its applications for its 3-D chip stacking technologies to new and existing customers. In April 2011, the Company opened and commenced staffing a new office in Texas to house and to support its emerging cyber development business.

ISC8 INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Summary of Significant Accounting Policies

Consolidation. The consolidated financial statements include the accounts of ISC8 and its subsidiaries, Novalog, Inc. (“Novalog”), MicroSensors, Inc. (“MSI”), RedHawk Vision Systems, Inc. (“RedHawk”) and iNetWorks Corporation (“iNetWorks”). The Company’s subsidiaries do not presently have material operations or assets. All significant intercompany transactions and balances have been eliminated in the consolidation. None of the Company’s subsidiaries accounted for more than 10% of the Company’s total assets at January 1, 2012 and October 2, 2011 or had separate employees or facilities at such dates.

Fiscal Periods. The Company’s fiscal year ends on the Sunday nearest September 30. Fiscal 2011 ended on October 2, 2011 and included 52 weeks. The fiscal year ending September 30, 2012 (“Fiscal 2012”) will include 52 weeks. The Company’s first quarter of Fiscal 2012 was the 13 weeks ended January 1, 2012.

Reportable Segments and Reclassifications. The Company is presently managing its operations as a single business segment. The Company is continuing to evaluate the current and potential business derived from sales of its products and, in the future, may present its consolidated statement of operations in more than one segment if the Company segregates the management of various product lines in response to business and market conditions.

Warrant Valuation and Beneficial Conversion Feature. The Company calculates the fair value of warrants issued with debt or preferred stock that are not accounted for as derivatives using the Black-Scholes valuation method. The total proceeds received in the sale of debt or preferred stock and related warrants is allocated among these financial instruments based on their relative fair values. The discount arising from assigning a portion of the total proceeds to the warrants issued is recognized as interest expense for debt from the date of issuance to the earlier of the maturity date of the debt or the conversion dates using the effective yield method. Additionally, when issuing convertible instruments (debt or preferred stock), including convertible instruments issued with detachable warrants, the Company tests for the existence of a beneficial conversion feature. The Company records the amount of any beneficial conversion feature (“BCF”), calculated in accordance with GAAP, whenever it issues convertible instruments that have conversion features at fixed rates that are in-the-money using the effective per share conversion price when issued. The calculated amount of the BCF is accounted for as a contribution to additional paid-in capital and as a discount to the convertible instrument. A BCF resulting from issuance of convertible debt is recognized as interest expense from the date of issuance to the earlier of the maturity date of the debt or the conversion dates using the effective yield method. A BCF resulting from the issuance of convertible preferred stock is recognized as a deemed dividend and amortized over the period of the security’s earliest conversion or redemption date. The maximum amount of BCF that can be recognized is limited to the amount that will reduce the net carrying amount of the debt or preferred stock to zero.

Derivatives. A derivative is an instrument whose value is “derived” from an underlying instrument or index such as a future, forward, swap, option contract, or other financial instrument with similar characteristics, including certain derivative instruments embedded in other contracts (“embedded derivatives”) and for hedging activities. As a matter of policy, the Company does not invest in separable financial derivatives or engage in hedging transactions. However, the Company has entered into complex financing transactions, including the debt transactions entered into in Fiscal 2011 and 2012, that involve financial instruments containing certain features that have resulted in the instruments being deemed derivatives or containing embedded derivatives. The Company may engage in other similar complex debt transactions in the future, but not with the intention to enter into derivative instruments. Derivatives and embedded derivatives, if applicable, are measured at fair value using the binomial lattice-pricing model and marked to market through earnings. However, such new and/or complex instruments may have immature or limited markets. As a result, the pricing models used for valuation of derivatives often incorporate significant estimates and assumptions, which may impact the level of precision in the financial statements. Furthermore, depending on the terms of a derivative or embedded derivative, the valuation of derivatives may be removed from the financial statements upon conversion of the underlying instrument into some other security.

ISC8 INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Recently Issued Accounting Pronouncements. In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs which revised requirements in Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures, for measuring fair value and for disclosing information about fair value measurements, in order to align principles for fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. A number of new measurement and disclosure requirements are included in these amendments, which will be effective during the interim and annual periods beginning after December 15, 2011 on a prospective basis. The Company does not expect adoption of these amendments to have a material effect on its consolidated financial statements.

Subsequent Events. Management has evaluated events subsequent to January 1, 2012 through the date the accompanying condensed consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events that may require adjustment of and/or disclosure in such financial statements.

Note 2 – Debt Instruments

Secured Promissory Note

Timothy Looney, Barbara Looney and TWL Group, L.P. (collectively, “Looney”), on the one hand, and the Company and its then Chief Executive Officer, John C. Carson and its then Chief Financial Officer, John J. Stuart, Jr., on the other hand, had been engaged in litigation since January 2008 regarding the Company’s acquisition of Optex Systems, Inc. (“Optex”) and related matters. In March 2010, the Company and Messrs. Carson and Stuart entered into a Settlement and Release Agreement with Looney pursuant to which the Company and Messrs. Carson and Stuart, on the one hand, and Looney, on the other hand, settled and released all claims and agreed to dismiss all litigation against each other relating to the Company’s acquisition of Optex in December 2005 and various transactions related thereto (the “Looney Settlement Agreement”).

Pursuant to the terms of the Looney Settlement Agreement, the Company issued to Mr. Looney a secured promissory note in the principal amount of $2,500,000 (the “Secured Promissory Note”). The Secured Promissory Note bore simple interest at a rate per annum of 10% of the outstanding principal balance and was secured by substantially all of the assets of the Company, but such security interests were subject to and subordinate to the existing perfected security interests and liens of the Company’s then senior creditor, Summit Financial Resources, L.P. (“Summit”). The Secured Promissory Note required the Company to remit graduated monthly installment payments over a 27-month period to Mr. Looney beginning with a payment of $8,000 in May 2010 and ending with a payment of $300,000 in June 2012. All such payments were applied first to unpaid interest and then to outstanding principal. Scheduled payments through April 2011 applied only to interest. A final payment of the remaining unpaid principal and interest under the Secured Promissory Note was due and payable in July 2012.

In December 2011, the Company used approximately $1.9 million of the proceeds of a new $5,000,000 revolving credit facility, described more fully below, to repay the total amount of principal, interest, fees and other amounts owed by the Company under the Secured Promissory Note, thereby satisfying all remaining obligations of the Company pursuant to the Settlement and Release Agreement.

Senior Secured Revolving Credit Facility

In December 2011, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Partners for Growth III, L.P. (“PFG”) pursuant to which the Company obtained a two-year, $5,000,000 revolving credit facility from PFG (the “Revolving Credit Facility”). As additional consideration for entering into the Agreement, the Company issued to PFG, and two of its affiliated entities, 7-year warrants to purchase an

ISC8 INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

aggregate of 15,000,000 shares of the Company’s common stock at the exercise price of $0.11 per share (the “Warrants”). If the Company attains certain specified revenue and EBITDA thresholds for calendar year 2012, the aggregate number of shares issuable upon exercise of the Warrants will be reduced to 10,000,000 shares. As a result of the potential adjustment of the Warrants, the Company considered such warrants to be derivatives and recorded their fair value of approximately $250,000 at the date of issuance as a liability and as a discount to the underlying credit facility.

Upon execution of the Loan Agreement, the Company borrowed the entire $5,000,000 available thereunder (the “Initial Revolving Loan”) and used approximately $1.9 million of those funds to repay the Secured Promissory Note. The Company expects to use the remaining proceeds of the Initial Revolving Loan, less expenses thereof and the repayment of the Secured Promissory Note, for general working capital purposes, but may repay some portion of the Initial Revolving Loan to PFG prior to its maturity date. Any further borrowings by the Company under the Loan Agreement will be subject to the Company’s compliance with certain financial and other covenants in the Loan Agreement, provided that no default or event of default (as defined in the Loan Agreement) has occurred and is continuing. At January 1, 2012, the principal balance outstanding under the Revolving Credit Facility was $5,000,000.

The maturity date for the Loans issued pursuant to the Revolving Credit Facility (the “Loans”) is December 14, 2013 (the “Maturity Date”). However, given our history of recurring losses, we cannot assure that we will be able to meet certain financial and other covenants in the Loan Agreement prior to Maturity Date. Interest on the Loans accrues at the rate of 12% per annum. Interest only on the Loans is payable monthly on the third business day of each month for interest accrued during the prior month, and the remaining balance is payable on the Maturity Date. Each of Costa Brava Partnership III L.P. (“Costa Brava”) and The Griffin Fund LP (“Griffin”), major stockholders and debt holders of the Company, individually and collectively, jointly and severally, have unconditionally guaranteed repayment of $2,000,000 of the Company’s monetary obligations under the Loan Agreement to PFG.

To secure the payment of all of the Company’s obligations under the Loans when due, the Company granted to PFG a first position, continuing security interest in substantially all of the Company’s assets, including substantially all of its intellectual property, subject to the commitment by PFG to release any security interests in any assets sold by the Company to Vectronix Inc. pursuant to the APA. In addition, Costa Brava, Griffin and certain other existing creditors of the Company have agreed to subordinate their security interests and liens that such creditor may have in any of the Company’s property and agreed that while any obligations remain outstanding by the Company to PFG, any and all liens of Creditor in respect of the Company shall be junior to PFG’s security interests. In connection with the Loan Agreement, Summit cancelled its receivables line agreement with the Company and Summit’s related security interests in the Company’s assets were terminated.

Senior Subordinated Secured Promissory Notes

In March 2011, the Company issued and sold to two accredited investors, Costa Brava and Griffin, 12% Senior Subordinated Secured Promissory Notes due March 2013 (the “Senior Subordinated Notes”) in the aggregate principal amount of $4,000,000. In July 2011, the Senior Subordinated Notes were amended to permit the holders to demand repayment any time on or after July 16, 2012, in partial consideration for permitting the issuance of additional Subordinated Secured Convertible Promissory Notes as discussed below. Because of this demand, the Senior Subordinated Notes have been classified as current obligations in the Company’s Condensed Consolidated Balance Sheets of January 1, 2012 and October 2, 2011.

The Senior Subordinated Notes bear interest at a rate of 12% per annum, due and payable quarterly in cash within 10 business days of the end of each calendar quarter, calculated on the simple interest basis of a 365-day year for the actual number of days elapsed. The foregoing notwithstanding, until Loans issued pursuant to the

ISC8 INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Revolving Credit Facility are repaid in full and said Revolving Credit Facility is no longer in effect, interest on the Senior Subordinated Notes must be paid by adding the amount of such interest to the outstanding principal amount of the Senior Subordinated Notes as “paid-in-kind” (“PIK”) interest. As a result of the addition of such interest, the outstanding principal amount of the Senior Subordinated Notes at January 1, 2012 was approximately $4,384,900.

The Senior Subordinated Notes are secured by substantially all of the assets of the Company, but the liens securing the Senior Subordinated Notes are subordinate to the liens securing the indebtedness of the Company to PFG under the Revolving Credit Facility.

Subordinated Secured Convertible Promissory Notes

In December 2010, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Costa Brava and Griffin, pursuant to which the Company issued and sold to Costa Brava and Griffin 12% Subordinated Secured Convertible Notes due December 23, 2015 (the “Subordinated Notes”) in the aggregate principal amount of $7,774,800 and sold in a subsequent closing in March 2011 additional Subordinated Notes (the “Milestone Notes”) to Costa Brava and Griffin for an aggregate purchase price of $1,200,000 (collectively, the “Institutional Financing”). In July 2011, the Company sold additional Subordinated Notes to five accredited investors, including Costa Brava and Griffin, in the aggregate principal amount of $5,000,000.

In addition, holders of certain 10% unsecured convertible promissory notes of the Company (the “Bridge Notes”) with a principal balance of $1,578,300 (including accrued interest of $18,300) converted their Bridge Notes into Subordinated Notes during Fiscal 2011.

The Subordinated Notes bear interest at a rate of 12% per annum, due and payable quarterly within 10 business days of the end of each calendar quarter, calculated on the simple interest basis of a 365-day year for the actual number of days elapsed. For the first two years of the term of the Subordinated Notes, the Company has the option, subject to the satisfaction of certain customary equity conditions, to pay all or a portion of the interest due on each interest payment date in shares of common stock, with the price per share calculated based on the weighted average price of the Company’s common stock over the last 20 trading days ending on the second trading day prior to the interest payment date. While the Revolving Credit Facility is outstanding, interest on the Subordinated Notes that is not paid in shares of common stock must be paid by adding the amount of such interest to the outstanding principal amount of the Subordinated Notes as PIK interest. The principal and accrued but unpaid interest under the Subordinated Notes is convertible at the option of the holder into shares of the Company’s common stock at an initial conversion price of $0.07 per share. The conversion price is subject to full price adjustment feature for certain price dilutive issuances of securities by the Company and proportional adjustment for events such as stock splits, dividends, combinations and the like. Beginning after the first two years of the term of the Subordinated Notes, the Company can force the Subordinated Notes to convert to common stock if certain customary equity conditions have been satisfied and the volume weighted average price of the common stock is $0.25 or greater for 30 consecutive trading days.

The Subordinated Notes are secured by substantially all of the assets of the Company pursuant to a Security Agreement dated December 23, 2010 and July 1, 2011, as applicable, between the Company and Costa Brava as representative of the Subordinated Note holders, but the liens securing the Subordinated Notes are subordinate in right of payment to Loans issued pursuant to the Revolving Credit Facility.

As a result of the issuances of Subordinated Notes discussed above, the conversion of Bridge Notes to Subordinated Notes discussed above and the application of PIK interest, the aggregate principal balance of the Subordinated Notes at January 1, 2012, exclusive of the effect of debt discounts, was $16,122,400. The balance of the Subordinated Notes, net of unamortized discounts comprised of derivative liability, at January 1, 2012 was $4,744,000. The debt discounts will be amortized over the term of the Subordinated Notes, unless such amortization is accelerated due to earlier conversion of the Subordinated Notes pursuant to their terms.

ISC8 INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Conversion Features of the Bridge Notes and the Subordinated Notes.

The conversion features of the Bridge Notes and the Subordinated Notes contain provisions that adjust the conversion price in the event of certain dilutive issuances of securities. Accordingly, the Company considered such conversion features to be derivatives and recorded their fair value of $6,867,100 at the date of issuance as a liability and as a discount to the underlying notes. In Fiscal 2011, the derivative liability of the Bridge Notes was eliminated as a result of their conversion or repayment.

The Company re-measured the fair value of the derivative liability of the Subordinated Notes and the warrants issued in conjunction with the Senior Secured Revolving Credit Facility to be $15,912,800 as of January 1, 2012.

The following outlines the significant weighted average assumptions the Company used to estimate the fair value information presented, with respect to derivative liabilities utilizing the Binomial Lattice pricing model at the date of issuance and January 1, 2012:

September 30,
Risk free interest rate	0.59%
Expected volatility	74.47%
Expected dividends	None

Note 3 – Common Stock and Common Stock Warrants, Preferred Stock, Stock Incentive Plans, Employee Retirement Plan and Deferred Compensation Plans

Common Stock. During the 13-week period ended January 1, 2012, the Company issued an aggregate of 180,000 shares of common stock in non-cash transactions in exchange for conversion and cancellation of 90 shares of the Company’s Series B Convertible Preferred Stock (the “Series B Stock”).

Common Stock Warrants. In the 13-week period ended January 1, 2012, in connection with the Loan Agreement with PFG, the Company issued to PFG, and two of its affiliated entities, 7-year warrants to purchase an aggregate of 15,000,000 shares of the Company’s common stock at the exercise price of $0.11 per share. (See Note 2). If the Company attains certain specified revenue and EBITDA thresholds for calendar year 2012, the aggregate number of shares issuable upon exercise of said warrants will be reduced to 10,000,000 shares. Such warrants were valued at $682,000 of which $432,000 was recorded as an increase to paid-in-capital and $250,000 was recorded as a derivative liability. We have recorded such warrants as a debt discount, which is being amortized over the term of the Revolving Credit Facility. Such total debt discount amounted to $682,000 and will be amortized over 24 months.

In the 13-week period ended January 1, 2012, the Company’s last outstanding Class A Common Stock Purchase Warrant (the “Class A Warrant”) expired. The expired Class A Warrant provided the right to purchase 41,100 shares of common stock and contained a price anti-dilution feature, the application of which at the time of the Institutional Financing had resulting in the exercise price of said Class A Warrant being re-set to $0.07 per share. None of the other warrants of the Company outstanding at January 1, 2012 contain comparable price anti-dilution features.

At January 1, 2012 and October 2, 2011, there were warrants outstanding to purchase 25,074,700 and 10,115,800 shares of the Company’s common stock, respectively.

Preferred Stock. In the 13-week period ended January 1, 2012, 90 shares of the Company’s Series B Stock, was converted into 180,000 shares of the Company’s common stock, as discussed above. As a result of such conversions, approximately 1,700 shares of Series B Stock remained outstanding at January 1, 2012.

12’

ISC8 INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

As of January 1, 2012, options to purchase 10,400 shares of the Company’s common stock were outstanding and exercisable under the 2001 Non-Qualified Option Plan, at exercise prices ranging from $8.60 to $13.50 per share, and options to purchase 214,100 shares of the Company’s common stock were outstanding and exercisable under the 2003 Plan at exercise prices ranging from $10.40 to $36.20 per share.

Pursuant to an amendment of the 2006 Plan by stockholders in March 2009, the number of shares of common stock reserved for issuance under the 2006 Plan shall automatically increase at the beginning of each subsequent fiscal year by the lesser of 1,250,000 shares or 5% of the common stock of the Company outstanding on the last day of the preceding fiscal year. As a result of that provision, the number of shares issuable under the 2006 Plan increased by 1,250,000 shares in the 13-week period ended January 1, 2012. As of January 1, 2012, there were options to purchase 1,853,400 shares of the Company’s common stock outstanding under the 2006 Plan, at exercise prices ranging from $0.09 to $14.10 per share, of which options to purchase 965,900 shares were exercisable at January 1, 2012. In addition, as of January 1, 2012, 12,600 shares of non-vested stock were issued and outstanding pursuant to the 2006 Plan and 348,300 shares of vested stock were issued and outstanding pursuant to the 2006 Plan. The aggregate number of shares of common stock issuable under all stock-based awards that may be made under the 2006 Plan at January 1, 2012 is approximately 1,787,100 shares.

In December 2010, in connection with the Institutional Financing, the Company’s Board adopted the Company’s 2010 Non-Qualified Stock Option Plan (the “2010 Plan”) under which the Company’s eligible officers, directors and employees, consultants and advisors who qualify as “accredited investors” within the meaning of Rule 501 under the Securities Act, may be granted non-incentive stock options. 18,500,000 shares of the Company’s common stock were reserved for issuance under the 2010 Plan, and options to purchase 18,500,000 shares of the Company’s common stock at an exercise price of $0.09 per share were issued to certain of the Company’s officers and directors in December 2010 pursuant to the 2010 Plan, of which 12,250,000 are exercisable. No further grants may presently be made under the 2010 Plan.

In March 2011, the Company’s stockholders approved the Company’s 2011 Omnibus Incentive Plan (the “2011 Plan”) and reserved 46,500,000 shares of common stock of the Company for potential issuance pursuant to the 2011 Plan. The 2011 Plan is designed to promote the interests of the Company and its stockholders by serving as a comprehensive equity incentive program to attract and retain the services of individuals capable of assuring the future success of the Company and to afford such persons an opportunity to acquire a proprietary interest, or otherwise increase their proprietary interest, in the Company. The 2011 Plan permits grants of stock options (including both incentive and non-qualified stock options), stock-only appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance awards of cash, stock or property, other stock grants and other stock-based awards. As of January 1, 2012, there were options to purchase 38,505,000 shares of the Company’s common stock outstanding under the 2011 Plan, at exercise prices ranging from $0.09 to $0.15 per share, of which options to purchase 13,695,800 shares were exercisable at January 1, 2012. The aggregate number of shares of common stock issuable under all stock-based awards that may be made under the 2011 Plan at January 1, 2012 is 7,995,000 shares.

ISC8 INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table summarizes stock options outstanding for all plans as of January 1, 2012 as well as activity during the 13-week period then ended:

	September 30,	September 30,
	Shares (1)	Weighted Average Exercise Price
Outstanding at October 2, 2011	57,983,500	$0.26
Granted	1,187,500	0.10
Exercised	—	—
Expired	(27,200)	11.50
Forfeited	(60,900)	13.09

Outstanding at January 1, 2012	59,082,900	$0.24

Exercisable at January 1, 2012	27,136,200	$0.38

(1)	Rounded to nearest one hundred (100).

At January 1, 2012, the aggregate intrinsic value of unvested options outstanding and options exercisable was $90,000 and $128,100, respectively. There were no options exercised during the 13 weeks ended January 1, 2012 and therefore, the total intrinsic value of options exercised during that period was $0. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. At January 1, 2012, the weighted-average remaining contractual life of options outstanding and exercisable was 9.1 years and 9.0 years, respectively. The weighted average grant date fair value of options granted during the 13 weeks ended January 1, 2012 was $0.06 per share.

The amount of compensation expense related to outstanding stock options not yet recognized at January 1, 2012 was $2,285,100 and, assuming the grantees continue to be employed by or remain as directors of the Company, that amount will be recognized as compensation expense as follows:

September 30,
FY 2012 (remainder of year)	$803,400
FY 2013	1,019,600
FY 2014	442,200
FY 2015	18,700
FY 2016	1,200

Total	$2,285,100

The following table summarizes non-vested stock grants outstanding as of January 1, 2012 as well as activity during the 13-week period then ended:

	September 30,	September 30,
	Non-vested Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at October 2, 2011	12,900	$2.42
Granted	—	—
Vested	(300)	0.39
Forfeited	—	—

Outstanding at January 2, 2011	12,600	$2.46

ISC8 INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The amount of compensation expense related to non-vested stock grants not yet recognized at January 1, 2012 was $800 and, assuming the grantees continue to be employed by or remain as directors of the Company, that amount will be recognized as compensation expense as follows:

September 30,
FY 2012 (remainder of year)	$500
FY 2013	300

Total	$800

Note 4 – Loss per Share

Since the Company had losses for the 13-week periods ended January 1, 2012 and January 2, 2011, basic and diluted net loss per common share are the same and are computed based solely on the weighted average number of shares of common stock outstanding for the respective periods. Cumulative dividends on the Company’s Series A-2 10% Cumulative Convertible Preferred Stock (the “Series A-2 Stock”) for the 13-week period ended January 2, 2011, although not declared, constitute a preferential claim against future dividends, if any, and are treated as an incremental expense of continuing operations for purposes of determining basic and diluted net loss from continuing operations per common share.

The following table sets forth the computation of basic and diluted loss per common share:

	September 30,	September 30,
	13 Weeks Ended
	January 1,	January 2,
	2012	2011
Net Loss Numerator:
Net loss attributable to ISC8	$(8,249,400)	$(10,832,200)
Undeclared cumulative dividends on Series A-2 Stock	—	(7,400)

Adjusted net loss attributable to ISC8 common stockholders	$(8,249,400)	$(10,839,600)

Net Loss Denominator:
Weighted average number of common shares outstanding	113,715,568	41,612,200

Basic and diluted net loss attributable to ISC8 per common share	$(0.07)	$(0.26)

Options, warrants and convertible instruments outstanding at January 1, 2012 and January 2, 2011 to purchase approximately 317,777,600 and 50,010,000 shares of the Company’s common stock, respectively, were not included in the above computation because they were anti-dilutive.

ISC8 INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 5 – Inventories, Net

Net inventories at January 1, 2012 and October 2, 2011 are set forth below.

	September 30,	September 30,
	January 1,	October 2,
	2012	2011
Inventory:
Raw materials	$793,800	$1,128,800
Work in process	33,100	148,900
Finished goods	287,200	434,600

	1,114,100	1,712,300
Less: Reserve for obsolete inventory	(605,000)	(275,000)

	$509,100	$1,437,300

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

Note 6 – Concentration of Revenues and Sources of Supply

In the 13-week period ended January 1, 2012, direct contracts with the U.S. government accounted for 32% of the Company’s total revenues, and second-tier government contracts with prime government contractors accounted for 67% of total revenues. The remaining 1% of the Company’s total revenues were derived from non-government sources. Of the revenues derived directly or indirectly from U.S. government agencies, Optics 1, a defense contractor, accounted for 60% of total revenues in the 13-week period ended January 1, 2012. No other single governmental or non-governmental customer accounted for more than 10% of the Company’s total revenues in the 13-week period ended January 1, 2012. Products sold to Optics 1 were sold to Vectronix in connection with the Thermal Imaging Asset Sale in 2012.

In the 13-week period ended January 2, 2011, direct contracts with the U.S. government accounted for 13% of the Company’s total revenues, and second-tier government contracts with prime government contractors accounted for 84% of total revenues. The remaining 3% of the Company’s total revenues were derived from non-government sources. Of the revenues derived directly or indirectly from U.S. government agencies, Optics 1, accounted for 76% of total revenues in the 13-week period ended January 2, 2011. No other single governmental or non-governmental customer accounted for more than 10% of the Company’s total revenues in the 13-week period ended January 2, 2011.

The Company primarily uses contract manufacturers to fabricate and assemble its stacked chip, microchip and sensor products. At current limited levels of sales, the Company typically uses a single contract manufacturer for such products and, as a result, is vulnerable to disruptions in supply. The Company also uses contract manufacturers for production of its visible camera products, except for final testing, which the Company performs itself. The Company in the past assembled, calibrated and tested its thermal imaging and software products itself, given the relatively low volumes of these products. The Company’s various thermal and visible camera products relied on a limited number of suppliers of imaging chips that meet the quality and performance requirements of the Company’s products, which makes the Company vulnerable to potential disruptions in supply of such imaging chips.

ISC8 INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 7 – Commitments and Contingencies

Asset Purchase Agreement. In October 2011, the Company entered into the APA with Vectronix, pursuant to which Vectronix agreed to acquire substantially all of the assets used or held for use in connection with, necessary for or relating to the Company’s thermal imaging business consisting of the Company’s business of researching, developing, designing, manufacturing, producing, marketing, selling and distributing thermal camera products, including clip-on thermal imagers, thermal handheld and mounted equipment devices, other infrared imaging devices and thermal cameras, and in all cases, related thermal imaging products (the “Thermal Imaging Business”).

Under the terms of the APA, (i) Vectronix has agreed to pay $10 million in cash to the Company for the purchased assets, subject to certain adjustments, and to assume certain liabilities of the Company, as described in the APA; and (ii) subject to the satisfaction of certain thresholds, Vectronix is also obligated to pay to the Company commissions on a semi-annual basis over the five year period for core engines and certain existing products sold by Vectronix or its commercial business units following the closing of this transaction. The APA also provides that $1.5 million of the upfront cash purchase price will be paid into escrow. Up to $300,000 of this amount may be released on the six-month anniversary of the closing of the Thermal Imaging Asset Sale and the balance may be released on the first anniversary of the closing of the Transaction. In addition, the APA provides for the cancellation of the Company’s existing obligation to repay an outstanding advance to a subsidiary of Vectronix as of the Closing (which was approximately $340,300 as of January 1, 2012).

The Thermal Imaging Sale was approved by the Company’s Board of Directors and was subject to customary conditions to closing, including regulatory approvals and the approval of the Company’s stockholders. The Company held the necessary Special Stockholders Meeting on January 19, 2012 to vote on approval of the Thermal Imaging Asset Sale, at which meeting stockholder approval was obtained. The Thermal Imaging Asset Sale was consummated on January 31, 2012 (See Note 9).

Litigation. In March 2009, FirstMark III, LP, formerly known as Pequot Private Equity Fund III, LP, and FirstMark III Offshore Partners, LP, formerly known as Pequot Offshore Private Equity Partners III, LP (collectively, “FirstMark”), filed a lawsuit in the state Supreme Court, State of New York, County of New York, against the Company. FirstMark alleged that the Company breached a settlement agreement dated December 29, 2006 with them that allegedly required the Company to make certain payments to FirstMark that were not made.

In December 2010, the Company entered into a Settlement Agreement and Release with FirstMark, pursuant to which the Company settled all claims between the Company and FirstMark, including those relating to the lawsuit discussed above. Pursuant to the Settlement Agreement and Release, the Company agreed to pay FirstMark a total sum of $1,235,000 in eighteen monthly payments commencing January 15, 2011. In the event that a monthly installment payment is not paid by the Company within 30 days of the date it is due, FirstMark may enter a Confession of Judgment in the amount of the total settlement less any payment made by the Company prior to such default. This lawsuit was dismissed with prejudice in December 2010. At January 1, 2012, the balance of this obligation was $420,000, which represents interest and professional fees expensed in prior fiscal years and is included in settlement agreement obligations in the accompanying condensed consolidated balance sheet.

The Company has been, and may from time to time, become a party to various other legal proceedings arising in the ordinary course of its business. The Company does not presently know of any such other matters, the disposition of which would be likely to have a material effect on the Company’s consolidated financial position, results of operations or liquidity.

Note 8 – Fair Value Measurements

The Company measures the fair value of applicable financial and non-financial assets and liabilities based on the following levels of inputs.

ISC8 INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

The hierarchy noted above requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. There were no transfers between Level 1, Level 2 and/or Level 3 during the 13 weeks ended January 1, 2012. Financial liabilities carried at fair value as of January 1, 2012 are classified below:

	September 30,	September 30,	September 30,	September 30,
	Level 1	Level 2	Level 3	Total

Derivative liabilities	$—	$15,912,800	$—	$15,912,800

Total	$—	$15,912,800	$—	$15,912,800

Note 9 – Subsequent Events

Thermal Imaging Asset Sale

On January 19, 2012, the Company’s stockholders approved the consummation of the sale of the Company’s Thermal Division, under the Company’s APA with Vectronix. On January 23, 2012, the Company received a Section 721 clearance letter from the Committee on Foreign Investment in the United States (“CFIUS”), in connection with the Thermal Imaging Asset Sale (the “Transaction”). Effective January 31, 2012, the Company consummated the Thermal Imaging Asset Sale for approximately $10.7 million in cash, the assumption of certain liabilities by Vectronix, and future commissions to be paid to the Company by Vectronix.

As a result, the Company’s Thermal Imaging Business will be classified as a discontinued operation in the financial statements of the Company commencing for the 13-week period beginning April 2, 2012. Under the terms of the APA, (i) Vectronix agreed to pay $10 million in cash to the Company for the purchased assets, subject to certain adjustments, and to assume certain liabilities of the Company, as described in the APA; and (ii) subject to the satisfaction of certain thresholds, Vectronix is also obligated to pay to the Company commissions on a semi-annual basis over a five-year period following the closing of the Transaction for core engines and certain existing products sold by Vectronix or its commercial business units during such period. The APA also provides that $1.5 million of the upfront cash purchase price will be paid into escrow. Subject to certain conditions, up to $300,000 of this amount may be released on the six-month anniversary of the closing of the Transaction, and the balance may be released on the first anniversary of the closing of the Transaction.

Unaudited Pro Forma Financial Information.

To reflect the effects of the Transaction, an unaudited pro forma consolidated balance sheet has been prepared as of January 1, 2012 assuming that the sale of the Thermal Imaging Business had occurred as of such date. In addition, unaudited pro forma consolidated statements of operations for the 13-week period ended January 1, 2012 and the 13-week period ended January 2, 2011 have been prepared as if the Transaction had occurred on January 2, 2011.

ISC8 INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The unaudited pro forma condensed consolidated financial statements furnished herein (the “Statements”):

•	include adjustments, described in the notes accompanying the Statements (the “Notes”), having a continuing impact on the consolidated company as a result of the Thermal Imaging Asset Sale;

•

have been prepared based on information currently available to the Company and preliminary allocations and estimates using assumptions that the Company’s management believes are reasonable. The final adjustments to the Company’s financial statements to report the Thermal Imaging Asset Sale will be completed after the Company reviews all available data and completes its internal assessments.

•	do not purport to represent the actual results of continuing operations that would have occurred if the Thermal Imaging Asset Sale had taken place on January 2, 2011; and

•	are not necessarily indicative of the results of operations that may be achieved in the future.

ISC8 INC.

UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET

January 1, 2012

	September 30,		September 30,		September 30,		September 30,
	As Reported	Thermal (1)		Pro Forma Adjustments			Pro Forma

Assets
Current assets:
Cash and cash equivalents	$2,076,600	$			$9,583,100	(2)	$11,159,700
					(500,000	)(2)
Restricted cash	—				1,500,000	(2)	1,500,000
Accounts receivable, net of allowance for doubtful accounts of $13,800	1,858,500		(1,452,600)				405,900
Unbilled revenues on uncompleted contracts	686,700						686,700
Inventory, net	509,100		(427,500)				81,600
Prepaid expenses and other current assets	279,700						279,700

Total current assets	5,410,600		(2,786,200)		10,583,100		14,113,600
Property and equipment, net	2,390,700		(1,246,600)				1,144,100
Intangible assets, net	9,900						9,900
Deferred financing costs	1,132,000						1,132,000
Deposits	172,600						172,600

Total assets	$9,115,800		$(3,126,700)		$10,583,100		$16,572,200

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$733,700		(112,900)	$			$620,800
Accrued expenses	2,434,300		(73,500)				2,360,800
Advance billings on uncompleted contracts	408,800		(3,200)				405,600
Deferred revenue	340,300		(340,300)				—
Sr. secured revolving credit facility loan (net of unamortized discount of $682,000)	4,318,000						4,318,000
Senior subordinated secured promissory notes	4,384,900						4,384,900
Settlement agreements obligations, current portion	437,200						437,200
Payable to Parent			(2,712,900)		2,712,900	(3)	—
Capital lease obligations, current portion	14,800						14,800

Total current liabilities	13,072,000		(3,242,800)		2,712,900		12,542,100
Subordinated secured convertible promissory notes, net of discounts	4,744,000						4,744,000
Settlement agreement obligations, less current portion	14,400						14,400
Derivative liability	15,912,800						15,912,800
Executive Salary Continuation Plan liability	990,400						990,400
Capital lease obligations, less current portion	75,900						75,900

Total liabilities	34,809,500		(3,242,800)		2,712,900		34,279,600

Stockholders’ deficit:
Convertible preferred stock, $0.01 par value, 1,000,000 shares authorized;	—		—		—		—
Series B — 1,700 shares issued and outstanding(1); liquidation preference of $1,695,600
Common stock, $0.01 par value, 500,000,000 shares authorized; 113,875,800 shares issued and outstanding(1)	1,138,800						1,138,800
Common stock held by Rabbi Trust	(1,020,700)						(1,020,700)
Deferred compensation liability	1,020,700						1,020,700
Paid-in capital	172,650,700						172,650,700
Retained earnings (accumulated deficit)	(199,807,600)		116,100		7,870,200	(4)	(191,821,300)

ISC8 Inc. stockholders’ equity (deficit)	(26,018,100)		116,100		7,870,200		(18,031,800)
Non-controlling interest	324,400						324,400

Total stockholders’ equity (deficit)	(25,693,700)		116,100		7,870,200		(17,707,400)

Total liabilities and stockholders’ equity (deficit)	$9,115,800		$(3,126,700)		$10,583,100		$16,572,200

(1)	The number of shares of preferred stock and common stock issued and outstanding have been rounded to the nearest one hundred (100).

See Accompanying Notes.

ISC8 INC.

UNAUDITED PRO FORMA STATEMENT OF OPERATIONS

13-WEEK PERIOD ENDED JANUARY 1, 2012

	September 30,	September 30,		September 30,		September 30,
	As Reported	Thermal(a)		Pro Forma Adjustments		Pro Forma
Total revenues	$3,279,200	$(1,982,600)		—		$1,296,600

Costs and expenses
Cost of revenues	2,771,000	(1,816,600	)(b)			954,400
General and administrative expense	2,592,600	(43,100	)(c)			2,549,500
Research and development expense	2,184,300	(353,500)				1,830,800

Total costs and expenses	7,547,900	(2,213,200)				5,334,700

Income (loss) from operations	(4,268,700)	(230,600)				(4,038,100)
Interest expense	(1,668,700)			39,300	(e)	(1,629,400)
Change in fair value of derivative instruments	(2,310,000)					(2,310,000)
Other income (expense)	1,200					1,200

Income (loss) from operations before provision for income taxes	(8,246,200)	(230,600)		39,300		(7,976,300)
(Provision) benefit for income taxes	(3,200)					(3,200)

Net income (loss)	(8,249,400)	(230,600)		39,300		(7,979,500)
Less net income (loss) attributable to non-controlling interests in subsidiary	—	—		—		—

Net income (loss) attributable to ISC8 Inc.	$(8,249,400)	$(230,600)		$39,300		$(7,979,500)

Basic and diluted net loss attributable to ISC8 Inc. per common share	$(0.07)					$(0.07)

Basic and diluted weighted average number of common shares outstanding	113,715,600					113,715,600

See Accompanying Notes.

ISC8 INC.

UNAUDITED PRO FORMA STATEMENT OF OPERATIONS

13-WEEK PERIOD ENDED JANUARY 2, 2011

	September 30,	September 30,		September 30,		September 30,
	As Reported	Thermal(a)		Pro Forma Adjustments		Pro Forma
Total revenues	$4,300,900	$(3,336,600)		—		$964,300
Costs and expenses
Cost of revenues	4,039,200	(2,747,200	)(b)			1,292,000
General and administrative expense	1,914,400	(45,300	)(c)	(7,900	)(d)	1,861,200
Research and development expense	533,900					533,900

Total costs and expenses	6,487,500	(2,792,500)		(7,900)		3,867,100
Gain on sale or disposal of assets

(Loss) Income from operations	(2,186,600)	544,100		(7,900)		(2,722,800)
Interest expense	(2,156,300)			66,200	(d)	(2,090,100)
Provision for litigation judgment
Litigation settlement expense
Change in fair value of derivative instruments	(6,482,700)					(6,482,700)
Other income (expense)	(6,600)					(6,600)

(Loss) Income from continuing operations before provision for income taxes and non-controlling interests	(10,832,200)	544,100		74,100		(11,302,200)
Provision for income taxes		217,600		(217,600)

(Loss) Income from continuing operations before non-controlling interests	(10,832,200)					(11,302,200)
Less net loss attributable to non-controlling interests in subsidiary	—	—		—		—
Net loss Income from continuing operations attributable to ISC8 Inc.	$(10,832,200)	$326,500		$(143,500)		$(11,302,200)

Basic and diluted net loss attributable to ISC8 Inc. per common share	$(0.26)					$(0.27)

Basic and diluted weighted average number of common shares outstanding	41,612,200					41,612,200

See Accompanying Notes.

ISC8 INC.

NOTES TO UNAUDITED PRO FORMA CONDENSED FINANCIAL STATEMENTS — (Continued)

1. Basis of Presentation

The accompanying Statements are:

•

based on the Company’s unaudited consolidated balance sheet as of January 1, 2012 and the Company’s unaudited consolidated statements of operations for the 13-week periods ended January 1, 2012 and January 2, 2011;

•	adjusted to give effect to the Thermal Imaging Asset Sale, described in Note 2 below;

•	using the pro forma adjustments identified in Note 3 below.

The unaudited pro forma consolidated balance sheet assumes that the sale of the Thermal Imaging Business (see Note 2) had occurred as of January 1, 2012, and the unaudited pro forma consolidated statements of operations assume the Thermal Imaging Asset Sale had occurred on January 2, 2011. These unaudited pro forma results of continuing operations are not necessarily indicative of results that would have occurred had the disposition actually occurred on January 2, 2011 or the results that may be attained in the future.

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

2. Thermal Imaging Asset Sale

Effective January 31, 2012, the Company consummated the Thermal Imaging Asset Sale to Vectronix pursuant to which Vectronix acquired substantially all of the assets used or held for use in connection with, necessary for or relating to the Company’s Thermal Imaging Business consisting of the Company’s business of researching, developing, designing, manufacturing, producing, marketing, selling and distributing thermal camera products, including clip-on thermal imagers, thermal handheld and mounted equipment devices, other infrared imaging devices and thermal cameras, and in all cases, related thermal imaging products.

Vectronix: (i) paid approximately $10.7 million in cash to the Company for the purchased assets, subject to certain adjustments, as described in the APA; and (ii) subject to the satisfaction of certain thresholds, Vectronix is obligated to pay to the Company commissions on a semi-annual basis over a five-year period following the closing of this Transaction for core engines and certain existing products sold by Vectronix or its commercial business units during such period. The APA also provided that $1.5 million of the upfront cash purchase price will be paid into escrow. Subject to certain conditions, up to $300,000 of this amount may be released on the six-month anniversary of the closing of the transaction, and the balance may be released on the first anniversary of the closing of the Transaction.

The Company will report the operating results of its Thermal Imaging Business as a discontinued operation and will reclassify its previously issued consolidated statements of operations to reflect that presentation in the 13-week period ending April 1, 2012

ISC8 INC.

NOTES TO UNAUDITED PRO FORMA CONDENSED FINANCIAL STATEMENTS — (Continued)

3. Pro Forma Adjustments

In the accompanying Statements the following unaudited pro forma adjustments have been made to the historical financial statements:

Balance Sheet

(1)	To remove the assets and liabilities of the Thermal Imaging Business.

(2)	Pro forma adjustment to cash consists of:

September 30,
Agreed upon sales price	$10,000,000
Estimated adjustments to sales price	1,083,100
Less cash in escrow	(1,500,000)
Less estimated costs of transaction	(500,000)

Total	$9,083,100

(3) The payable to parent was forgiven in connection with the sale of the Thermal Imaging Business. Accordingly, for purposes of the pro-forma, the Company has treated such payable as a capital contribution to the Thermal Imaging Business.

(4)	The gain on sale has been computed as follows:

September 30,
Estimated sales price (see above)	$11,083,100
Less estimated transaction costs	(500,000)

Estimated net proceeds	10,583,100
Less book value of net assets

Forgiveness of Payable to Parent	(2,712,900)

Gain on sale	$7,870,200

No income taxes have been provided for the gain on sale because it is management’s assertion that the Company has sufficient net operating losses to offset any such income taxes. The Company intends to undertake an analysis to affirm the availability of such net operating losses.

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

(d) Represents the elimination of the provision for income taxes since the Company incurred a consolidated loss before income taxes, and accordingly, the net income of the Thermal Imaging Business is offset by losses of the remaining operations of the Company for income tax purposes.

(e) If the Thermal Imaging Asset Sale had occurred on January 2, 2011, the Company intended to use a portion of the net proceeds to repay the Secured Promissory Note to Looney and the related accrued interest immediately after the closing of the Thermal Imaging Asset Sale. The proforma adjustments reflect the legal and interest expense related to such Note that would not have been incurred. The Note and related accrued interest was paid on December 15, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this report, the terms “ISC.”, “Irvine Sensors,” “Irvine Sensors Corporation,” “Company,” “we,” “us” and “our” refer to ISC8, Inc. and its subsidiaries.

This report contains forward-looking statements regarding ISC8 which include, but are not limited to, statements concerning our projected revenues, expenses, gross profit and income, mix of revenue, demand for our products, the need for additional capital, our ability to obtain and successfully perform additional new contract awards and the related funding of such awards, market acceptance of our products and technologies, the competitive nature of our business and markets, the success and timing of new product introductions and commercialization of our technologies, product qualification requirements of our customers, our significant accounting policies and estimates, and the outcome of expense audits. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “estimates,” “should,” “may,” “will”, “with a view to” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Such factors include, but are not limited to the following:

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

Overview

We are actively engaged in the design, development, manufacture and sale of security products, particularly cyber security solutions for commercial and U.S. Government applications, that utilize technologies that we have pioneered for three-dimensional 3-D stacking of semiconductors, anti-tamper systems, high-speed processor assemblies and miniaturized vision systems and sensors. In addition, we offer 3-D chip stacking solutions for other customer applications. We also perform customer-funded contract research and development related to these products, mostly for U.S. Government customers or prime contractors, including for applications that utilize miniature vision systems and sensors. We generally use contract manufacturers to produce our products or their subassemblies, and most of our current operations, other than those of our Texas office at which our cyber security development operations are based, occur at a leased facility in Costa Mesa, California, although we have a few employees and consultants in various other locations nationwide.

We have historically derived a substantial majority of our total revenues from U.S. Government-funded sources and anticipate this to continue in the immediately foreseeable future. However, as discussed below, we have products in development intended to shift our focus toward commercial applications. We are in the process of introducing cyber security products and have introduced 3-D stacked semiconductor products that incorporate our technologies, which are intended for both U.S. Government and commercial applications,. In October 2011, we entered into an Asset Purchase Agreement with our strategic partner in our thermal imaging business (the “Thermal Imaging APA”) to monetize our thermal imaging assets and market position through a sale of those assets (the “Thermal Imaging Asset Sale”). Consummation of the Thermal Imaging Asset Sale was subject to stockholder approval, which was obtained at a special meeting of our stockholders on January 19, 2012 (the “Special Stockholders Meeting”), and U.S. Government regulatory approval, which was also obtained on January 23, 2012. The Thermal Imaging Asset Sale was consummated on January 31, 2012. As a result, we will no longer sell thermal imaging products.

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

In November 2011, we rebranded our company to “ISC8”, in order to highlight our cyber security commercialization activities. At the Special Stockholders Meeting, our stockholders approved an amendment to our Certificate of Incorporation to formally change our name from “Irvine Sensors Corporation” to “ISC8 Inc.”

Other than the fiscal year ended September 27, 2009 (“Fiscal 2009”), during which we sold substantial patent assets (our “Patent Sale and License”), we have a history of unprofitable operations. In the 53 weeks ended October 3, 2010 (“Fiscal 2010”) and the 52 weeks ended October 2, 2011 (“Fiscal 2011”), we continued, and in the first 13 weeks of the fiscal year that will end on September 30, 2012 (“Fiscal 2012”) we expect to continue to experience unprofitable operations due to insufficient total revenues to fully absorb our costs and expenses. With respect to our investments in staff and infrastructure, the advanced technical and multi-disciplinary content of our technologies places a premium on a stable and well-trained work force. As a result, we have historically maintained our work force as much as possible even when anticipated revenues were delayed, a recurring circumstance that has resulted in under-utilization of our labor force for revenue generation from time to time. Our current increased emphasis on securing commercial sales of our products is, in part, motivated by the desire to achieve more predictable revenues that could mitigate this effect, but we anticipate we may continue to experience underutilization of our workforce in the near future. We have not yet demonstrated the level of sustained revenue that we believe is required to sustain profitable operations. Our ability to recover our investments through the cost-reimbursement features of certain of our U.S. Government contracts is constrained due to both regulatory and competitive pricing considerations.

In Fiscal 2010, one of our existing purchase orders with Optics 1, Inc. (“Optics 1”), of Manchester, New Hampshire, an optical systems designer and manufacturer and our strategic partner for certain thermal imaging products, was modified to include initial units of clip-on thermal imager systems to be built under a $37.8 million contract awarded to Optics 1 by the Naval Surface Warfare Center of Crane, Indiana. Prior to the consummation of the Thermal Imaging Asset Sale, we acted as a subcontractor for this contract and supplied thermal imaging cores to Optics 1 for integration into such clip-on systems. Prior to this award, we had been jointly developing a clip-on thermal imaging system with Optics 1 over the prior several years under U.S. Government sponsorship, based on technology originally conceived by us. This clip-on thermal imaging system was designed to clip onto existing military night vision goggles to provide users with thermal images to complement the amplified low-light images that such goggles currently provide. Such dual capability was intended to both enhance imagery obtainable from the existing night vision goggles as well as provide images in circumstances where physical barriers, atmospheric conditions or lack of light limit the effectiveness of the existing goggles. We had subsequently received additional releases of clip-on thermal imager orders from Optics 1 that contributed to a substantial increase in our backlog and our realized product sales in the first 13 weeks of Fiscal 2012. We sold this technology and capability for manufacturing clip-on thermal imagers in the Thermal Imaging Asset Sale.

To offset the adverse working capital effect of our net losses, we have historically financed our operations through multiple debt and equity financings. To finance the December 2005 acquisition of a subsidiary, now discontinued, we had incurred material long-term debt at that time, and we exchanged a significant portion of that debt for preferred stock that was convertible into our common stock. From September 30, 2007 through January 1, 2012, we have issued approximately 111.2 million shares of our common stock, an increase of approximately 4,143% from the approximately 2.7 million shares of our common stock outstanding at that date, which has resulted in a substantial dilution of stockholder interests. At January 1, 2012, our fully diluted common stock position was approximately 457.2 million shares, which assumes the conversion into common stock of all of the Company’s preferred stock and convertible notes outstanding at January 1, 2012 and the exercise for cash of all warrants and options to purchase the Company’s securities outstanding as of that time. At January 1, 2012, we had approximately $25.5 million of debt, exclusive of debt discounts, of which a substantial majority was incurred in Fiscal 2011 and the first 13 weeks of Fiscal 2012.

None of our subsidiaries accounted for more than 10% of our total assets at January 1, 2012 or have separate employees or facilities. As a result of institutional financing and related management and organizational changes that occurred in Fiscal 2011, we currently manage our operations and report our operating results and financial condition in a single segment. We continue to evaluate the current and potential business derived from sales of our products and, in the future, may present our consolidated statement of operations in more than one segment if we segregate the management of various product lines in response to business and market conditions.

Critical Accounting Estimates

Our consolidated financial statements have been prepared in conformity with the Generally Accepted Accounting Principles in the United States of America (“GAAP”). As such, management is required to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The significant accounting policies that are most critical to aid in fully understanding and evaluating reported financial results are the same as those disclosed in our Form 10-K for the 52-week period ended October 2, 2011 filed with the Securities and Exchange Commission on December 29, 2011.

Results of Operations

Total Revenues. Our total revenues are generally derived from sales of miniaturized camera products, specialized chips, modules, stacked chip products and amounts realized or realizable from funded research and development contracts, largely from U.S. Government agencies and U.S. Government contractors. Our total revenues decreased in the 13-week period ended January 1, 2012 as compared to the 13-week period ended January 2, 2011 and changed markedly in composition as shown in the following table and discussed more fully below:

September 30,
13-Week Comparisons	Total Revenue
13 weeks ended January 2, 2011	$4,300,900
Dollar decrease in current comparable 13 weeks	(1,021,700)

13 weeks ended January 1, 2012	$3,279,200
Percentage decrease in current 13 weeks	24%

The decrease in our total revenues in the 13-week period ended January 1, 2012 as compared to the 13-week period ended January 2, 2011 was largely the result of decreased sales of our thermal imaging products in the current period, particularly our cores for clip-on thermal imager (“COTI”) products intended to add thermal imaging capability to existing night vision goggles. Sales of our COTI products were substantially derived from a government contract awarded to our strategic partner Optics 1, with whom we have a teaming agreement, in the first half of Fiscal 2010, but not released for significant shipments by the government customer until the 13-week period ended January 2, 2011. Optics 1 depended largely on the order release requirements of its customer which was incidentally lower in the 13-week period ended January 1, 2012 compared to the 13-week period ended January 2, 2011. This decrease in sales of COTI cores more than offset an increase in our revenues derived from funded research and development contracts in the 13-week period ended January 1, 2012 as compared to the 13-week period ended January 2, 2011. Subsequent to the Thermal Imaging Asset Sale which was consummated on January 31, 2012, we will no longer sell COTI products and other thermal imaging products. Sales of the COTI products amounted to $3,218,400 and $1,970,400 for the 13-week periods ended January 1, 2012 and January 2, 2011, respectively.

Cost of Revenues. Cost of revenues includes wages and related benefits of our personnel, as well as subcontractor, independent consultant and vendor expenses directly incurred in the manufacture of products sold or in the performance of funded research and development contracts, plus related overhead expenses and, in the case of funded research and development contracts, such other indirect expenses as are permitted to be charged pursuant to the relevant contracts. Our cost of revenues for the first 13 weeks of Fiscal 2012 decreased as compared to the first 13 weeks of Fiscal 2011 in terms of both absolute dollars and as a percentage of total revenues, as shown in the following table:

	September 30,	September 30,
13-Week Comparisons	Cost of Revenues	Percentage of Total Revenues
13 weeks ended January 2, 2011	$4,039,200	94%
Dollar decrease in current comparable 13 weeks	(1,268,200)

13 weeks ended January 1, 2012	$2,771,000	85%
Percentage decrease in current 13 weeks	31%

The current period decrease in absolute dollar cost of revenues as compared to the prior fiscal year’s first quarter was partially the result of the corresponding decrease in total revenues in the 13-week period ended January 1, 2012 as compared to the 13-week period ended January 2, 2011. However, the decrease in cost of revenues in the current period was proportionately greater than the related decrease in total revenues, resulting in the large decrease in cost of revenues as a percentage of total revenues in the 13-week period ended January 1, 2012 as compared to the 13-week period ended January 2, 2011. This disproportionate decrease in cost of revenues for the current fiscal year first quarter compared to the first quarter of Fiscal 2011 was largely the result of the timing and amount of overhead expenses recorded in the current period, which did not occur in the prior fiscal year’s first fiscal quarter.

General and Administrative Expense. General and administrative expense largely consists of wages and related benefits for our executive, financial, administrative and marketing staff, as well as professional fees, primarily legal and accounting fees and costs, plus various fixed costs such as rent, utilities and telephone. The comparison of general and administrative expense for the 13-week periods ended January 1, 2012 and January 2, 2011 is shown in the following table:

	September 30,	September 30,
13-Week Comparisons	General and Administrative Expense	Percentage of Total Revenues
13 weeks ended January 2, 2011	$1,914,400	45%
Dollar increase in current comparable 13 weeks	678,200

13 weeks ended January 1, 2012	$2,592,600	79%
Percentage increase for current 13 weeks	35%

A major portion of the increase in absolute dollars of general and administrative expense in the 13-week period ended January 1, 2012 as compared to the 13-week period ended January 2, 2011 was derived from an increase in stock-based compensation related expenses recorded as general and administrative expenses. During the current period we recorded a total expense of approximately

$772,800 compared to approximately $325,200 for the first fiscal quarter 2011. The increase primarily resulted from the effect of full acceleration of non-vested stock options held by Mr. John J. Stuart, Jr., our former Chief Financial Officer by virtue of his retirement from ISC8 in December, 2011. Such acceleration resulted in an additional expense of approximately $509,000 which we believe to be of non-recurring nature. Further, in the 13-week period ended January 1, 2012, a new senior executive was added to our staff along with the full 13-week period effect of salaries of senior executive we hired in December 2010 along with salary adjustments of our existing executives in connection with our institutional financing in December 2010 and the related management and organizational changes. The aggregate impact of all such factors was to increase general and administrative labor and labor-related expense by approximately $269,000 in the 13-week ended January 1, 2012 as compared to the 13-week January 2, 2011. The increases in general and administrative expenses from these sources in the current year period were offset by reductions in other categories of general and administrative expense, the largest such reduction being an approximate $274,000 decrease in bid and proposal and other marketing related expenses during the 13-week period ended January 1, 2012 compared to 13-week period ended January 2, 2011.

Research and Development Expense. Research and development expense consists of wages and related benefits for our research and development staff, independent contractor consulting fees and subcontractor and vendor expenses directly incurred in support of internally funded research and development projects, plus associated overhead expenses. Research and development expense for the first quarter of Fiscal 2012 as compared to the first quarter of Fiscal 2011 is shown in the following table:

	September 30,	September 30,
13-Week Comparisons	Research and Development Expense	Percentage of Total Revenues
13 weeks ended January 2, 2011	$533,900	12%
Dollar increase in current comparable 13 weeks	1,650,400

13 weeks ended January 1, 2012	$2,184,300	67%
Percentage increase for current 13 weeks	309%

In April 2011, we opened and commenced staffing of an office in Texas for development of cyber security products. Many of the expenses of this office have been allocated to research and development expense relating to hiring of highly-skilled development and support staff, software licensing expenses, consulting fees and operating leases of two facilities and equipment to support product development. Approximately $1.4 million of the total increase in research and development expenses for the 13-week ended January 1, 2012 of approximately $1.6 million was contributed by our Texas-based cyber security product development operations with no comparable expense for the 13-week ended January 2, 2011. Concurrent with implementation of this focused cyber security product development activity, we de-emphasized other internal research and development activities. We expect to continue to allocate significant resources to the development of our cyber security products in future periods, which may result in further increases in research and development expense as compared to prior fiscal periods.

Interest Expense. Our interest expense for the first 13 weeks of Fiscal 2012, compared to the first 13 weeks of Fiscal 2011, increased, as shown in the following table:

September 30,
Interest Expense
13 weeks ended January 2, 2011	$2,156,300
Dollar decrease in current comparable 13 weeks	(487,600)

13 weeks ended January 1, 2012	$1,668,700
Percentage decrease for current 13 weeks	23%

The decrease in interest expense in the first quarter of Fiscal 2012 as compared to the fiscal quarter ended January 2, 2011 was attributable primarily to interest and amortization of debt discounts and financing related costs on the Bridge Notes which was settled in March, 2011, and therefore no similar expenses were incurred during fiscal quarter ending January 1, 2012. This decrease was primarily offset by interest and amortization of debt discounts and financing related costs incurred during fiscal quarter ended January 1, 2012 resulting from the issuance of our Senior Subordinated Notes and Subordinated Notes in December 2010, March 2011 and July 2011. See the discussion below under the section titled “Contractual Obligations and Commitments” for further information regarding the Bridge Notes, Senior Subordinated Notes and Subordinated Notes.

Change in Fair Value of Derivative Liability. We recorded a substantial decrease in our change in fair value of derivative liability for the first 13 weeks of Fiscal 2012, compared to the first 13 weeks of Fiscal 2011, as shown in the following table:

September 30,
Change in Fair Value of Derivative Liability
13 weeks ended January 2, 2011	$(6,482,700)
Dollar change in current comparable 13 weeks	(4,172,700)

13 weeks ended January 1, 2012	$(2,310,000)
Percentage change for current 13 weeks	-64%

As of January 1, 2012, instruments deemed to be derivatives consisted of embedded derivatives related to the Subordinate Notes and certain warrants issued in connection with our Senior Secured Revolving Line of Credit. The Company revalued these derivatives as of January 1, 2012 and recorded a reduction in their fair value of approximately $2.3 million. Given the price volatility of our common stock, we anticipate that there could be additional substantial change in fair value of derivative liability expense that we will be required to record in future reporting periods, unless and until the Subordinated Notes are converted into our common stock pursuant to their terms. In the event of such conversion, which we cannot guarantee, the derivative liability associated with these instruments would be eliminated.

Net Loss Attributable to ISC8. Our net loss attributable to ISC8 decreased in the 13-week period ended January 1, 2012, compared to the 13-week period ended January 2, 2011, as shown in the following table:

September 30,
13-Week Comparisons	Net Loss Attributable to Company
13 weeks ended January 2, 2011	$(10,832,200)
Dollar change in current comparable 13 weeks	(2,582,800)

13 weeks ended January 1, 2012	$(8,249,400)
Percentage decrease for current 13 weeks	-24%

The decrease in net loss attributable to ISC8 in the first quarter of Fiscal 2012 as compared to the first quarter of Fiscal 2011 was substantially attributable to the decrease in change of fair value of derivative liability discussed above, a non-cash item. Since this factor does not relate to our basic operations, we do not believe that the decrease in net loss in the first quarter of Fiscal 2012 as compared to the first quarter of Fiscal 2011 is indicative of an underlying continuing operational trend.

Liquidity and Capital Resources

Our liquidity in terms of both cash and cash equivalents and increase of working capital deficit in the first 13 weeks of Fiscal 2012, largely as a result of classification in the current liabilities section for the current fiscal quarter of the proceeds realized from our two year, $5,000,000 revolving credit facility (“Revolving Credit Facility”) from Partners for Growth III, L.P. (“PFG”) in December 2011, is shown in the following table:

	September 30,	September 30,
	Cash and Cash Equivalents	Working Capital (Deficit)
October 2, 2011	$2,734,600	$(4,119,800)
Dollar change in the 13 weeks ended January 1, 2012	(658,000)	(3,541,600)

January 1, 2012	$2,076,600	$(7,661,400)
Percentage change in the 13 weeks ended January 1, 2012	-24%	86%

The aggregate of our non-cash depreciation and amortization expense, non-cash interest expense, non-cash change in fair value of derivative instruments, allowance for inventory valuation, and non-cash stock-based compensation was $5,188,500 in the 13 weeks ended January 1, 2012. These non-cash operational expenses partially offset the use of cash derived from our net loss from operations and various timing and cash deployment effects, the largest of which were a $161,900 increase in prepaid expenses and a $129,500 increase in unbilled revenues on completed contracts, a $598,200 decrease in inventory and a $266,900 decrease in accounts payable and accrued expenses, resulting in an operational use of cash in the amount of $3,134,900 in the current quarter. We used approximately $1.9 million in the 13 weeks ended January 1, 2012 to repay the full amount outstanding under the secured promissory note issued by the Company to Mr. Timothy Looney as part of the settlement agreement. (See Note 2 of Condensed Notes to Consolidated Financial Statements.) These and other uses of cash were offset by approximately $5,000,000 of net proceeds from our Revolving Credit Facility from PFG in the current period, resulting in the net $658,000 decrease of cash in the 13-week period ended January 1, 2012.

Our Senior Subordinated Notes have a feature, as discussed below under “Contractual Obligations and Commitments,” which permit the holders to demand repayment any time on or after July 16, 2012. Although we have no present indication that the holders intend to exercise this right, its possibility requires us to classify the approximate $4.4 million balance of the Senior Subordinated Notes as a current obligation at January 1, 2012.

At January 1, 2012, our funded backlog was approximately $1.7 million. We expect, but cannot guarantee, that a substantial portion of our funded backlog at January 1, 2012 will result in revenue recognized in the next twelve months. In addition, our U.S. Government research and development contracts and product purchase orders typically include unfunded backlog, which is funded when the previously funded amounts have been expended or product delivery schedules are released. As of January 1, 2012, our total backlog, including unfunded portions, was approximately $19.0 million. However, of that amount, approximately $16.9 million was related to the possible future delivery of thermal imaging cores, which we sold in the Thermal Imaging Asset.

Contracts with U.S. Government agencies may be suspended or terminated by the U.S. Government at any time, subject to certain conditions. Similar termination provisions are typically included in agreements with prime contractors. While we have only experienced a small number of contract terminations, none of which were recent, we cannot assure you that we will not experience suspensions or terminations in the future. Any such termination, if material, could cause a disruption of our revenue stream, materially adversely affect our liquidity and results of operations.

We have developed an operating plan to manage costs in line with estimated total revenues for the balance of Fiscal 2012 and beyond, including contingencies for cost reductions if projected revenues are not fully realized. However, there can be no assurance that anticipated revenues will be realized or that we will successfully implement our plans. In such circumstances, we may need to enter into other financing transactions, sell other significant assets or engage in licensing transactions. We may not be able to complete any such transactions on acceptable terms, on a timely basis or at all, and even if completed, such transactions could materially and adversely affect our future revenues. Furthermore, we have lenders with security interests in substantially all of our assets, and any asset-based transactions would require such lenders’ consent and not be likely to generate any direct benefits to our stockholders.

Off-Balance Sheet Arrangements

Our conventional operating leases are either immaterial to our financial statements or do not contain the types of guarantees, retained interests or contingent obligations that would require disclosure as an “off-balance sheet arrangement” pursuant to Regulation S-K Item 303(a)(4). As of January 1, 2012 and October 2, 2011, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commitments

Debt. At January 1, 2012, we had approximately $25,507,300 of debt, which consisted of (i) the Initial Loan under our Revolving Credit Facility, with a principal balance of $5,000,000; (ii) Subordinated Notes with an aggregate principal balance of approximately $16,122,400; and (iii) Senior Subordinated Notes with an aggregate principal balance of approximately $4,384,900. Each of these instruments is described more fully below. (See Note 2 of Condensed Notes to Consolidated Financial Statements).

In December 2011, we entered into a Loan and Security Agreement (the “Loan Agreement”) with PFG pursuant to which the Company obtained a two year, $5,000,000 Revolving Credit Facility from PFG. Upon execution of the Loan Agreement, we borrowed the entire $5,000,000 available thereunder (the “Initial Revolving Loan”) and used approximately $1.9 million of those funds to repay the Secured Promissory Note. We expect to use the remaining proceeds of the Initial Revolving Loan, less expenses thereof and the repayment of the Secured Promissory Note, for general working capital purposes, but may repay some portion of the Initial Revolving Loan to PFG prior to its maturity date. Any further borrowings by us under the Loan Agreement will be subject to our compliance with certain financial and other covenants in the Loan Agreement, provided that no default or event of default (as defined in the Loan Agreement) has occurred and is continuing.

The maturity date for the Loans issued pursuant to the Revolving Credit Facility (the “Loans”) is December 14, 2013 (the “Maturity Date”). Interest on the Loans accrues at the rate of 12% per annum. Interest only on the Loans is payable monthly on the third business day of each month for interest accrued during the prior month, and the remaining balance is payable on the Maturity Date. Each of Costa Brava Partnership III L.P. (“Costa Brava”) and The Griffin Fund LP (“Griffin”), our major stockholders and debt holders, individually and collectively, jointly and severally, have unconditionally guaranteed repayment of $2,000,000 of our monetary obligations under the Loan Agreement to PFG.

To secure the payment of all of our obligations under the Loans when due, we granted to PFG a first position, continuing security interest in substantially all of our assets, including substantially all of our intellectual property, subject to the commitment by PFG to release any security interests in any assets sold by us in the Thermal Imaging Asset Sale. Such sale was consummated on January 31, 2012 and PFG subsequently released any security interests in any assets in connection with the Thermal Imaging Asset Sale. In addition, Costa Brava, Griffin and certain other of our existing creditors have agreed to subordinate their security interests and liens that such creditor may have in any of our property and agreed that while any obligations remain outstanding by the Company to PFG, any and all liens of said creditors on our assets shall be junior to PFG’s security interests. In connection with the Loan Agreement, Summit cancelled its receivables line agreement with us, and Summit’s related security interests in our assets were terminated.

In December 2010, we issued and sold 12% Subordinated Secured Convertible Notes due December 23, 2015 (the “Subordinated Notes”) in the aggregate principal amount of $7,774,800 to Costa Brava and Griffin, and agreed to issue and sell in a subsequent closing not later than April 30, 2011 (subject to certain conditions) additional Subordinated Notes (the “Milestone Notes”) to Costa Brava and Griffin for an aggregate purchase price of $1,200,000 million (collectively, the “Institutional Financing”). The Milestone Notes were issued in March 2011. We sold an additional $5,000,000 of Subordinated Notes to five accredited investors, including Costa Brava and Griffin, in July 2011. In addition, in Fiscal 2011 certain holders of unsecured convertible promissory notes that we issued in November and December 2010 elected to convert an aggregate of $1,578,300 of principal and accrued interest of said notes into the securities issued in the Institutional Financing, a portion of which involved conversion into Subordinated Notes.

The Subordinated Notes bear interest at a rate of 12% per annum, due and payable quarterly within 10 business days of the end of each calendar quarter, calculated on the simple interest basis of a 365-day year for the actual number of days elapsed. For the first two years of the term of the Subordinated Notes, we have the option, subject to the satisfaction of certain customary equity conditions, to pay all or a portion of the interest due on each interest payment date in shares of common stock, with the price per share calculated based on the weighted average price of our common stock over the last 20 trading days ending on the second trading day prior to the interest payment date. The foregoing notwithstanding, until the Loans under our Revolving Credit Facility are repaid in full and the Revolving Credit Facility is no longer in effect, cash interest on the Subordinated Notes must instead be paid by either payment in shares of common stock or by adding the amount of such interest to the outstanding principal amount of the Subordinated Notes as Paid In Kind (“PIK”) interest. As a result of the addition of such PIK interest, the outstanding principal balance of the Subordinated Notes at January 1, 2012, exclusive of the effect of debt discounts, was approximately $16,122,200. The principal and accrued but unpaid interest under the Subordinated Notes is convertible at the option of the holder into shares of our common stock at an initial conversion price of $0.07 per share. The conversion price is subject to full ratchet adjustment for certain price dilutive issuances of securities by us and proportional adjustment for events such as stock splits, dividends, combinations and the like. Beginning after the first two years of the term of the Subordinated Notes, we can force the Subordinated Notes to convert to common stock if certain customary equity conditions have been satisfied and the volume weighted average price of our common stock is $0.25 or greater for 30 consecutive trading days.

The Subordinated Notes are secured by substantially all of our assets pursuant to a Security Agreement dated December 23, 2010 and July 1, 2011, as applicable, between us and Costa Brava as representative of the Subordinated Note holders, but these security interests are subordinate in right of payment to the Loans issued under our Revolving Credit Facility.

The Subordinated Notes have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold absent registration or an applicable exemption from registration.

In March 2011, we issued and sold in two closings to Costa Brava and Griffin 12% Senior Subordinated Secured Notes due March 2013 (the “Senior Subordinated Notes”) in the aggregate principal amount of $4,000,000. In July 2011, the Senior Subordinated Notes were amended to permit the holders to demand repayment any time on or after July 16, 2012, in partial consideration for permitting the issuance of additional Subordinated Notes. Because of this demand feature, the Senior Subordinated Notes have been classified as current obligations in our Condensed Consolidated Balance Sheets as of January 1, 2012 and October 2, 2011.

The Senior Subordinated Notes bear interest at a rate of 12% per annum, due and payable quarterly in cash within 10 business days of the end of each calendar quarter, calculated on the simple interest basis of a 365-day year for the actual number of days elapsed. The foregoing notwithstanding, until the Looney Note is repaid in full, cash interest on the Senior Subordinated Notes must instead be paid by adding the amount of such interest to the outstanding principal amount of the Senior Subordinated Notes as PIK interest. As a result of the addition of such interest, the outstanding principal balance of the Senior Subordinated Notes at January 1, 2012 was approximately $4,384,900.

The Senior Subordinated Notes are secured by substantially all of the assets of the Company pursuant to Security Agreements dated March 16, 2011 and March 31, 2011 between us and Costa Brava as representative of the Senior Subordinated Note holders, but the liens securing the Senior Subordinated Notes are subordinated in right of payment to the Loans issued pursuant to our Revolving Credit Facility.

Capital Lease Obligations. Our outstanding principal balance on our capital lease obligations of $90,700 at January 1, 2012 relates primarily to computer equipment and software and is included as part of current and non-current liabilities within our consolidated balance sheet.

Operating Lease Obligations. We have various operating leases covering equipment and facilities located at our offices in Costa Mesa, California and Richardson, Texas.

Deferred Compensation. We have a deferred compensation plan, the Executive Salary Continuation Plan (the “ESCP”), for select key employees. Benefits payable under the ESCP are established on the basis of years of service with the Company, age at retirement and base salary, subject to a maximum benefits limitation of $137,000 per year for any individual. The ESCP is an unfunded plan. The recorded liability for future expense under the ESCP is determined based on expected lifetime of participants using Social Security mortality tables and discount rates comparable to that of rates of return on high quality investments providing yields in amount and timing equivalent to expected benefit payments. At the end of each fiscal year, we determine the assumed discount rate to be used to discount the ESCP liability. We considered various sources in making this determination for Fiscal 2010, including the Citigroup Pension Liability Index, which at September 30, 2011 was 4.69%. Based on this review, we used a 4.69% discount rate for determining the ESCP liability at October 2, 2011. There are presently two of our retired executives who are receiving benefits aggregating $184,700 per annum under the ESCP. As of January 1, 2012, $1,175,100 has been accrued in the accompanying consolidated balance sheet for the ESCP, of which amount $184,700 is a current liability we expect to pay during the remainder of Fiscal 2012 and the first quarter of Fiscal 2013.

Stock-Based Compensation

Aggregate stock-based compensation for the 13-week periods ended January 1, 2012 and January 2, 2011 was $835,200 and $334,100, respectively, and was attributable to the following:

	September 30,	September 30,
	13 Weeks Ended January 1, 2012	13 Weeks Ended January 2, 2011
Cost of revenues	$62,400	$8,900
General and administrative expense	772,800	325,200

	$835,200	$334,100

All transactions in which goods or services are the consideration received for equity instruments issued to non-employees are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of any such equity instrument is the earliest to occur of (i) the date on which the third-party performance is complete, (ii) the date on which it is probable that performance will occur, or (iii) if different, the date on which the compensation has been earned by the non-employee. In the 13-week period ended January 1, 2012, we issued warrants to purchase 15,000,000 shares of our common stock to PFG as additional consideration for issuance of our Revolving Credit Facility. Such warrants were valued at $682,000 of which $432,000 was recorded as an increase to paid-in-capital and $250,000 was recorded as a derivative liability. We have recorded such warrants as a debt discount, which is being amortized over the term of the Revolving Credit Facility. Such total debt discount amounted to $682,000 and will be amortized over 24 months. In the 13-week period ended January 2, 2011, we issued warrants to purchase 2,382,400 shares of our common stock, valued at $190,600, to an investment banking firm for services rendered in a private placement of short-term notes. We recorded this expense as a debt discount, which was amortized over the term of those short-term notes.

We calculate stock option-based compensation by estimating the fair value of each option granted using the Black-Scholes option valuation model and various assumptions that are described in Note 1 of Condensed Notes to Consolidated Financial Statements included in this report. Once the compensation cost of an option is determined, we recognize that cost on a straight-line basis over the requisite service period of the option, which is typically the vesting period for options granted by us. We calculate compensation expense of both vested and non-vested stock grants by determining the fair value of each such grant as of their respective dates of grant using our stock price at such dates with no discount. We recognize compensation expense on a straight-line basis over the requisite service period of a non-vested stock award.

For the 13-week period ended January 1, 2012, stock-based compensation included compensation costs attributable to such period for those options that were not fully vested upon adoption of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718.

(“ASC 718”), adjusted for estimated forfeitures. We have estimated forfeitures to be 7%, which reduced stock-based compensation cost by $62,900 in the 13-week period ended January 1, 2012. There were grants of options to purchase 1,187,500 shares of common stock made in the 13-week period ended January 1, 2012.

At January 1, 2012, the total compensation costs related to non-vested option awards not yet recognized was $2,285,100. The weighted-average remaining vesting period of non-vested options at January 1, 2012 was 1.2 years.

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

(b) Changes to Internal Control over Financial Reporting. We have undertaken, and will continue to undertake, an effort for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. This effort, under the direction of senior management, includes the documentation, testing and review of our internal controls. During the course of these activities, we have identified potential improvements to our internal controls over financial reporting, including some that we have implemented in the first quarter of Fiscal 2012, largely the modification or expansion of internal process documentation, and some that we are currently evaluating for possible future implementation. During the first quarter of Fiscal 2012, we also commenced, but had not yet completed by January 1, 2012, the implementation of various software packages designed to more fully integrate our internal controls to reduce the potential for manual errors derived from multiple data entries. We expect to continue documentation, testing and review of our internal controls on an on-going basis and may identify other control deficiencies, possibly including material weaknesses, and other potential improvements to our internal controls in the future. We cannot guarantee that we will remedy any potential material weaknesses that may be identified in the future, or that we will continue to be able to comply with Section 404 of the Sarbanes-Oxley Act.

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

Item 1A. Risk Factors

A restated description of the risk factors associated with our business is set forth below. This description includes any changes (whether or not material) to, and supersedes, the description of the risk factors associated with our business previously discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 2, 2011.

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

We have significant debt that must be serviced in cash over the next twelve months. In this interval, this obligation will place priority demands on our liquidity and additional risks if the repayment and covenant obligations of this debt are not fulfilled. As of January 1, 2012, we have approximately $4.4 million of subordinated secured promissory notes, the holders of which can demand repayment any time on or after July 16, 2012. If we choose to allocate some of the proceeds from the sale of our Thermal Imaging Business or our Revolving Credit Facility to the retirement of these notes, such action will substantially decrease our discretionary liquidity and potentially restrict our prospects to increase our total revenues to levels necessary to achieve self-sustaining cash flow from operations. In such an instance or in the event that we are unable to repay our debt when due, we may have to seek additional financing, and there can be no guarantee that such financing would be available on a timely basis, on terms that are acceptable or at all. Failure to meet the repayment or other obligations of our existing debt could result in acceleration of debt maturity, which could materially adversely affect our business, results of operations and financial condition and threaten our financial viability.

We may consider divesting other assets to improve our liquidity or to focus our business operations. To address our financial needs, we sold a large portion of our patent portfolio in 2009 and assets used in our Thermal Imaging Business in January 2012. We may enter into agreements to sell other assets in the future. We also may wish to divest assets to focus our resources on selected business opportunities. We may not be able to complete such sales, if any, on acceptable terms, on a timely basis or at all, and such sales, if any, could materially adversely affect our future revenues. Furthermore, we have lenders with security interests in substantially all of our assets, and such sales would therefore require such lenders’ consent and not likely generate any direct benefits to stockholders and could materially impair our ability to maintain our current operations.

Since 2006, we have engaged in multiple financings, which have significantly diluted existing stockholders and will likely result in substantial additional dilution in the future. Assuming conversion of all of our existing convertible securities as presently authorized and exercise in full of all options and warrants outstanding as of January 1, 2012, an additional approximately 327.6 million shares of our common stock would be outstanding, as compared to the approximately 113.9 million shares of our common stock that were issued and outstanding at that date. Since October 1, 2008 through January 1, 2012, we have issued approximately 111.2 million shares of our common stock, largely to fund our operations and retire debt, resulting in significant dilution to our existing stockholders. Any additional equity or convertible debt financings in the future will likely result in further dilution to our stockholders. Existing stockholders also will suffer significant dilution in ownership interests and voting rights and our stock price could decline as a result of potential future application of price anti-dilution features of our Subordinated Notes, if not waived.

We may need to raise additional capital to fund our operations and service our debt, and if such capital is not available to us on terms that are acceptable to us, on a timely basis or at all, our operations could be seriously curtailed. Despite our Revolving Credit Facility financing in December 2011, proceeds from the Thermal Imaging Asset Sale of approximately $10.7 million and other financings in Fiscal 2011, at January 1, 2012, our working capital deficit increased to approximately $7.6 million from approximately $4.1 million on January 2, 2011. We experienced an operational use of cash in the amount of approximately $14.0 million in Fiscal 2011 and approximately $3.1 million in the first 13 weeks of Fiscal 2012. If we are not able to substantially grow our revenues in the near future, we anticipate that we may require additional capital to meet our working capital needs, fund our operations and meet our debt service obligations. We cannot assure you that any additional capital from financings or other sources will be available on a timely basis, on acceptable terms, or at all, or that the proceeds from any financings will be sufficient to address our near term liquidity requirements. If we are not able to obtain needed additional capital, our business, financial condition and results of operations could be materially and adversely affected, and we may be forced to curtail our operations.

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

Our ability to raise additional capital may be limited because, as a company that is quoted on the Over-The-Counter Bulletin Board (“OTCBB”), we are no longer eligible to use Form S-3 to register the resale of securities issued in private financings. Even if available, financings can involve significant costs and expenses, such as legal and accounting fees, diversion of management’s time and efforts, or substantial transaction costs or break-up fees in certain instances. Financings may also involve substantial dilution to existing stockholders, and may cause additional dilution through adjustments to certain of our existing securities under the terms of their anti-dilution provisions. If adequate funds are not available on acceptable terms, or at all, our business and revenues may be adversely affected and we may be unable to continue our operations at current levels, develop or enhance our products, expand our sales and marketing programs, take advantage of future opportunities or respond to competitive pressures.

Our Institutional Financing has created substantial and continuing non-cash accounting charges that will make it difficult for us to achieve net profit and positive net worth while our new debt instruments are outstanding. The Subordinated Notes we issued in the Institutional Financing in December 2010, March 2011 and July 2011 contain features that are deemed to create a derivative liability under accounting principles. At January 1, 2012, our aggregate derivative liability was valued at $15,912,800, exclusively as a result of these instruments. Because of the price volatility of our common stock, this derivative liability could increase substantially in future reporting periods if the market value of our common stock were to increase from the $0.10 per share value of January 1, 2012. Such change in the value of derivative liability would be recorded as an expense in our consolidated statement of operations, making it difficult to achieve net profit. In addition, the aggregate recorded derivative liability has already adversely affected our stockholders’ deficit and any future increases in derivative liability would further adversely affect such stockholders’ deficit, making it more difficult for us to meet criteria for re-listing our common stock on Nasdaq or some other national securities exchange. The effect of these derivative liabilities would ultimately be eliminated if the associated debt instruments were converted to equity pursuant to their terms, but we cannot guarantee such an outcome.

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

Significant sales of our common stock in the public market would likely cause our stock price to fall. The average trading volume of our shares in December 2011 was approximately 65,700 shares per day, compared to the approximately 113.9 million shares outstanding and the additional approximate 327.6 million shares potentially outstanding on a fully diluted basis at January 1, 2012. Other than volume limitations imposed on our affiliates, many of the issued and issuable shares of our common stock are freely tradable. If the holders of freely tradable shares were to sell a significant amount of our common stock in the public market, the market price of our common stock would likely decline. We have obligations to holders of our Subordinated Notes that could require us to register shares of common stock held by them and shares issuable upon conversion of those instruments for resale on a registration statement. If we raise additional capital in the future through the sale of shares of our common stock or instruments convertible into shares of our common stock to private investors, we may, subject to existing restrictions lapsing or being waived, agree to register these shares for resale on a registration statement as we have done in the past. Upon registration, these additional shares would become freely tradable once sold in the public market, assuming the prospectus delivery and other requirements were met by the sellers, and, if significant in amount, such sales could further adversely affect the market price of our common stock. The sale of a large number of shares of our common stock also might make it more difficult for us to sell equity or equity-related securities in the future at a time and at the prices that we deem appropriate.

Because our operations currently depend on U.S. Government sales, contracts and subcontracts, we face additional risks related to contracting with the U.S. Government, including federal budget issues and fixed price contracts that could materially and adversely affect our business. Future political and economic conditions are uncertain and may directly and indirectly affect the quantity and allocation of expenditures by federal agencies. Even the timing of incremental funding commitments to existing, but partially funded, contracts or purchase orders can be affected by these factors. The U.S. defense budget for Fiscal 2011 was only finalized after a lengthy delay, and it was not until late in Fiscal 2011 that we began to get visibility into the scope and timing of possible new U.S. Government procurement actions to us and the resulting impact of the budgetary delay on our future sales. Cutbacks or re-allocations in the federal budget could have a material adverse impact on our results of operations as long as we sell our products and perform our funded research and development largely for U.S. Government customers. In this regard, the possible impact, if any, of the 2011 federal debt ceiling spending agreement is presently unknown. Obtaining U.S. Government contracts may also involve long purchase and payment cycles, competitive bidding, qualification requirements, delays or changes in funding, budgetary constraints, political agendas, extensive specification development and price negotiations and milestone requirements. Each U.S. Government agency also maintains its own rules and regulations with which we must comply and which can vary significantly among agencies. Governmental agencies also often retain some portion of fees payable upon completion of a project and collection of these fees may be delayed for several months or even years, in some instances. In addition, a number of our U.S. Government contracts are fixed price contracts, which may prevent us from recovering costs incurred in excess of budgeted costs for such contracts. Fixed price contracts require us to estimate the total project cost based on preliminary projections of the project’s requirements. The financial viability of any given project depends in large part on our ability to estimate such costs accurately and complete the project on a timely basis. In the event our actual costs exceed fixed contractual costs of either our research and development contracts or our production orders, we will not be able to recover the excess costs.

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

We have cash payment obligations pursuant to a settlement agreement that, if not satisfied, could put a significant strain on our liquidity. In December 2010, we entered into a Settlement Agreement and Release with FirstMark III, LP, formerly known as Pequot Private Equity Fund III, LP, and FirstMark III Offshore Partners, LP, formerly known as Pequot Offshore Private Equity Partners III, LP (collectively, “FirstMark”), pursuant to which we settled a lawsuit between FirstMark and us. Pursuant to this Settlement Agreement and Release, we are obligated to pay FirstMark a total sum of $1,235,000 in eighteen monthly payments commencing January 15, 2011. At January 1, 2012, our aggregate obligation under this agreement was $420,000. In the event that we do not make a monthly installment payment within 30 days of the date it is due, FirstMark may enter a Confession of Judgment in the amount of the total settlement less any payment made by us prior to such default. If FirstMark were to enter and seek to enforce such a judgment, our liquidity and financial condition could be adversely affected and it would cause a default under our other debt obligations, possibly threatening our financial viability.

We have historically generated substantial losses, which, if continued, could make it difficult to fund our operations or successfully execute our business plan, and could adversely affect our stock price. Since our inception, we have generated net losses in most of our fiscal periods. We experienced a net loss of approximately $15.8 million in Fiscal 2011 and a net loss of approximately $8.2 million in the first 13 weeks of Fiscal 2012. We cannot assure you that we will be able to achieve or sustain profitability in the future. In addition, because we have significant expenses that are fixed or difficult to change rapidly, we generally are unable to reduce expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. We are dependent on support from subcontractors to meet our operating plans and susceptible to losses when such support is delayed. Such factors could cause us to continue to experience net losses in future periods, which will make it difficult to fund our operations and achieve our business plan, and could cause the market price of our common stock to decline.

Our current business depends on a limited number of customers, and if any of these customers terminate or reduce their contracts with us, or if we cannot obtain additional U.S. Government business in the future, our revenues could decline and our results of operations could be adversely affected. For Fiscal 2011, sales to Optics 1 and the U.S. Air Force accounted for 59% and 10% of our total revenues, respectively. For the first 13 weeks of Fiscal 2012, sales to Optics 1 and the U.S. Air Force accounted for 60% and 22% of our total revenues, respectively. Although we plan to shift our focus to include the commercialization of our technology, we expect to continue to be dependent upon business with federal agencies and their contractors for a substantial portion of our revenues for the foreseeable future. Our dependency on a few customers increases the risks of disruption in our business or significant fluctuations in quarterly revenue, either of which could adversely affect our total revenues and results of operations. Products sold to Optics 1 were included in the Thermal Imaging Asset Sale in January, 2012.

If we fail to scale our operations adequately, we may be unable to meet competitive challenges or exploit potential market opportunities, and our business could be materially and adversely affected. Our consolidated total revenues in Fiscal 2011 and the first 13 weeks of Fiscal 2012 were $14.1 million and $3.3 million, respectively. To become and remain profitable, we will need to materially grow our total revenues or substantially reduce our operating expenses. Such challenges are expected to place a significant strain on our management personnel, infrastructure and resources. To implement our current business and product plans, we will need to expand, train, manage and motivate our workforce, and expand our operational and financial systems, as well as our manufacturing and service capabilities. All of these endeavors will require substantial additional capital and substantial effort by our management. If we are unable to effectively manage changes in our operations, we may be unable to scale our business quickly enough to meet competitive challenges or exploit potential market opportunities, and our current or future business could be materially and adversely affected.

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

If we are not able to obtain broad market acceptance of our new and existing products, our revenues and results of operations could be materially adversely affected. We generally focus on emerging markets. Market reaction to new products in these circumstances can be difficult to predict. Our 3-D stacked products use our chip stacking technologies that have not yet achieved broad market acceptance. Furthermore, we are in the beginning stages of introducing our cyber product offerings and will require extensive testing. We cannot assure you that our present or future products will achieve market acceptance on a sustained basis. In addition, due to our historical focus on research and development, we have a limited history of competing in the intensely competitive commercial electronics industry. As such, we cannot assure you that we will be able to successfully develop, manufacture and market additional commercial product lines or that such product lines will be accepted in the commercial marketplace. If we are not successful in commercializing our new products, our ability to generate revenues and our business, financial condition and results of operations could be adversely affected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 14, 2011, as additional consideration for entering into our Revolving Credit Facility including the Loan Agreement, we issued to PFG, and two of its affiliated entities, 7-year warrants (the “Warrants”) to purchase an aggregate of 15,000,000 shares of the Company’s common stock (the “Warrant Stock”) at the exercise or exchange price of $0.11 per share. If the Company attains certain specified revenue and EBITDA thresholds for calendar year 2012, the aggregate number of shares of Warrant Stock issuable upon exercise of the Warrants will be reduced to an aggregate of 10,000,000 shares.

A Warrant may be exercised, in whole or in part, at any time prior to December 14, 2018 (the “Expiration Date”), upon surrender to us of the Warrant together with the exercise price per share for the number of shares of Warrant Stock in respect of which the Warrant is being exercised. Alternatively, a Warrant may be exchanged in lieu of exercise, in whole or in part, at any time prior to the Expiration Date, upon surrender to us of the Warrant without payment of any funds. The number of shares of Warrant Stock to be issued in the case of an exchange will be determined in accordance with a formula, taking into consideration the difference between the fair market value per share of the Company’s common stock and the exercise price, as further set forth in the Warrant. In the event that a Warrant has not been exercised or exchanged in full as of the Expiration Date, and the fair market value per share of the Company’s common stock is greater than the exercise price in effect on such date, then the Warrant will automatically be deemed on and as of such date to be converted to the extent not previously exercised or exchanged.

The information set forth above is qualified in its entirety by reference to the actual terms of (i) the Loan Agreement, which is attached hereto as Exhibit 10.1; and (ii) the form of the Warrant issued by the Company to PFG and two of its affiliated entities; a copy of which is attached hereto as Exhibit 10.2.

The sales and issuances described above (and the issuances of shares of common stock upon exercise of the Warrants described herein) have been determined to be exempt from registration under the Securities Act, in reliance on Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. PFG and its affiliated entities have represented that (i) they are accredited investors as that term is defined in Regulation D, and (ii) they have acquired the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

Item  3. Defaults Upon Senior Securities

Not required for smaller reporting companies.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Certificate of Incorporation of the Registrant, as amended and currently in effect (1)

3.2	By-laws, as amended and currently in effect (2)

3.3	Certificate of Elimination of the Series B Convertible Cumulative Preferred Stock, Series C Convertible Cumulative Preferred Stock, Series D Convertible Preferred Stock and Series E Convertible Preferred Stock (3)

3.4	Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series A-1 10% Cumulative Convertible Preferred Stock(4)

3.5	Certificate of Amendment of Certificate of Incorporation to increase the authorized shares of the Corporation’s common stock and the authorized shares of the Corporation’s Preferred Stock (4)

3.6	Certificate of Amendment of Certificate of Incorporation to reclassify, change, and convert each ten (10) outstanding shares of the Corporation’s common stock into one (1) share of common stock (5)

3.7	Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series A-2 10% Cumulative Convertible Preferred Stock (6)

3.8	Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series B Convertible Preferred Stock (7)

3.9	Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series C Convertible Preferred Stock (8)

3.10	Certificate of Amendment dated March 9, 2011 to Certificate of Incorporation to increase the authorized shares of the Company’s Common Stock (9)

10.1	Loan and Security Agreement dated December 14, 2011 between the Company and Partners for Growth III, L.P. (10)

10.2	Form of Warrant dated December 14, 2011 issued to PFG and two of its related entities (11)

10.3	General Release Agreement dated December 13, 2011 between the Company and Summit Financial Resources (12)

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 1, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) the Condensed Consolidated Balance Sheets at January 1, 2012 and October 2, 2011, (ii) the Condensed Consolidated Statements of Operations for the 13 weeks ended January 1, 2012 and January 2, 2011, (iii) the Condensed Consolidated Statement of Stockholders’ Deficit, (iv) the Condensed Consolidated Statements of Cash Flows for the 13 weeks ended January 1, 2012 and January 2, 2011, and (v) the Notes to Condensed Consolidated Financial Statements.*

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003.

(2)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on September 21, 2007 and by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 29, 2010.

(3)	Incorporated by reference to Exhibit 3.3 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on April 18, 2008.

(4)	Incorporated by reference to Exhibit 3.5 to the Registrant’s Current Report on Form 8-K filed on August 27, 2008.

(5)	Incorporated by reference to Exhibit 3.6 to the Registrant’s Current Report on Form 8-K filed on August 27, 2008.

(6)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on March 24, 2009.

(7)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 1, 2009.

(8)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 4, 2010.

(9)	Incorporated by reference to Exhibit No. 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC with the Securities and Exchange Commission on March 15, 2011.

(10)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 15, 2011.

(11)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 15, 2011.

(12)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 15, 2011.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ISC8 INC.

(Registrant)

Date: February 14, 2012	By:	/s/ Dan A. Regalado
Dan A. Regalado
Chief Financial Officer
(Principal Financial and Chief Accounting Officer)

Exhibit Index

3.1	Certificate of Incorporation of the Registrant, as amended and currently in effect (1)

3.2	By-laws, as amended and currently in effect (2)

3.3	Certificate of Elimination of the Series B Convertible Cumulative Preferred Stock, Series C Convertible Cumulative Preferred Stock, Series D Convertible Preferred Stock and Series E Convertible Preferred Stock (3)

3.4	Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series A-1 10% Cumulative Convertible Preferred Stock(4)

3.5	Certificate of Amendment of Certificate of Incorporation to increase the authorized shares of the Corporation’s common stock and the authorized shares of the Corporation’s Preferred Stock (4)

3.6	Certificate of Amendment of Certificate of Incorporation to reclassify, change, and convert each ten (10) outstanding shares of the Corporation’s common stock into one (1) share of common stock (5)

3.7	Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series A-2 10% Cumulative Convertible Preferred Stock (6)

3.8	Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series B Convertible Preferred Stock (7)

3.9	Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series C Convertible Preferred Stock (8)

3.10	Certificate of Amendment dated March 9, 2011 to Certificate of Incorporation to increase the authorized shares of the Company’s Common Stock (9)

10.1	Loan and Security Agreement dated December 14, 2011 between the Company and Partners for Growth III, L.P. (10)

10.2	Form of Warrant dated December 14, 2011 issued to PFG and two of its related entities (11)

10.3	General Release Agreement dated December 13, 2011 between the Company and Summit Financial Resources (12)

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 1, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) the Condensed Consolidated Balance Sheets at January 1, 2012 and October 2, 2011, (ii) the Condensed Consolidated Statements of Operations for the 13 weeks ended January 1, 2012 and January 2, 2011, (iii) the Condensed Consolidated Statement of Stockholders’ Deficit, (iv) the Condensed Consolidated Statements of Cash Flows for the 13 weeks ended January 1, 2012 and January 2, 2011, and (v) the Notes to Condensed Consolidated Financial Statements.*

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003.

(2)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on September 21, 2007 and by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 29, 2010.

(3)	Incorporated by reference to Exhibit 3.3 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on April 18, 2008.

(4)	Incorporated by reference to Exhibit 3.5 to the Registrant’s Current Report on Form 8-K filed on August 27, 2008.

(5)	Incorporated by reference to Exhibit 3.6 to the Registrant’s Current Report on Form 8-K filed on August 27, 2008.

(6)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on March 24, 2009.

(7)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 1, 2009.

(8)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 4, 2010.

(9)	Incorporated by reference to Exhibit No. 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC with the Securities and Exchange Commission on March 15, 2011.

(10)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 15, 2011.

(11)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 15, 2011.

(12)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 15, 2011.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.