Form 10-Q/A
period 2012-01-01
ISC8 INC. /DE
filed 2012-02-16
CIK 357108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to the quarterly report of ISC8 INC. on Form 10-Q/A (“Form 10-Q/A”) amends our quarterly report on Form 10-Q for the 13-week period ended January 1, 2012, which was originally filed on February 15, 2012 (“Original Form 10-Q”). This amendment is being filed solely for the purpose of restating XBRL in which certain items were inadvertently omitted.

Except as expressly noted herein, this Form 10-Q/A continues to speak as of the date of the Form 10-Q and does not amend any other information set forth in the Original Form 10-Q and we have not updated disclosures contained therein to reflect any events that occurred at a date subsequent to the date of the Original Form 10-Q. Information not affected by this Form 10-Q/A is unchanged and reflects the disclosure made at the time of the filing of the Form 10-Q with the SEC. In particular, any forward-looking statements included in this Form 10-Q/A represent management’s view as of the filing date of the Original Form 10-Q. Accordingly, this 10-Q/A should be read in conjunction with the Original Form 10-Q and the Company’s other filings made with the SEC subsequent to the filing of the Original Form 10-Q, including any amendments to these filings.

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

ISC8 INC.

(Registrant)

Date: February 16, 2012	By:	/s/ Dan A. Regalado
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