Form 10-Q
period 2012-04-01
ISC8 INC. /DE
filed 2012-05-11
CIK 357108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 9, 2012, there were 126,015,998 shares of common stock outstanding.

ISC8 INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL PERIOD ENDED April 1, 2012

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

ISC8 INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 1, 2012	October 2, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,180,600	$2,734,600
Accounts receivable, net	443,700	562,700
Due from Vectronics, Inc	1,500,100	—
Unbilled revenues on uncompleted contracts	892,400	526,500
Inventory, net	122,400	47,600
Prepaid expenses and other current assets	230,800	117,800
Current assets of discontinued operations	—	2,786,200

Total current assets	10,370,000	6,775,400
Property and equipment, net	1,147,300	1,237,900
Intangible assets, net	9,500	10,400
Deferred financing costs	1,069,500	1,052,300
Deposits	172,600	196,600
Non-current assets of discontinued operations	—	1,312,200

Total assets	$12,768,900	$10,584,800

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$523,200	$677,500
Accrued expenses	2,148,100	1,075,200
Advance billings on uncompleted contracts	321,200	397,200
Deferred revenue	19,200	—
Senior secured revolving credit facility loan, net of discounts	4,390,800	—
Secured promissory note	—	2,097,200
Senior subordinated secured promissory notes	4,516,100	4,257,600
Settlement agreements obligations, current portion	242,200	632,200
Capital lease obligations, current portion	15,500	13,800
Current liabilities from discontinued operations	—	1,744,500

Total current liabilities	12,176,300	10,895,200

	April 1, 2012	October 2, 2011
	(Unaudited)
Subordinated secured convertible promissory notes, net of discounts	5,301,700	3,944,800
Settlement agreement obligations, less current portion	8,600	18,700
Derivative liability	30,072,900	13,352,800
Executive Salary Continuation Plan liability	975,400	1,005,400
Capital lease obligations, less current portion	71,700	79,400

Total liabilities	48,606,600	29,296,300

Commitments and contingencies (Note 7)
Stockholders’ deficit:
Convertible preferred stock, $0.01 par value, 1,000,000 shares authorized, Series B – 1,400 and 1,800 shares issued and outstanding as of April 1, 2012 and October 2, 2011, respectively (1); liquidation preference of $1,490,000 and $1,695,600 as of April 1, 2012 and October 2, 2011, respectively	—	—
Common stock, $0.01 par value, 800,000,000 shares authorized, 122,187,600 and 113,695,800 shares issued and outstanding as of April 1, 2012 and October 2, 2011, respectively (1)	1,221,900	1,137,000
Common stock held by Rabbi Trust	(1,020,700)	(1,020,700)
Deferred compensation liability	1,020,700	1,020,700
Paid-in capital	173,751,000	171,385,300
Accumulated deficit	(211,135,000)	(191,558,200)

ISC8 stockholders’ deficit	(36,162,100)	(19,035,900)
Non-controlling interest	324,400	324,400

Total stockholders’ deficit	(35,837,700)	(18,711,500)

Total liabilities and stockholders’ deficit	$12,768,900	$10,584,800

(1)	The number of shares of preferred stock and common stock issued and outstanding have been rounded to the nearest one hundred (100).

See Accompanying Notes to Condensed Consolidated Financial Statements.

ISC8 INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	April 1, 2012	April 3, 2011	April 1, 2012	April 3, 2011
Total revenues	$1,202,600	$983,000	$2,499,200	$1,947,300
Cost and expenses
Cost of revenues	1,013,000	1,007,300	1,974,100	2,154,400
General and administrative expense	1,607,600	2,085,900	4,158,600	3,921,300
Research and development expense	1,762,700	659,700	3,593,500	1,193,600

Total costs and expenses	4,383,300	3,752,900	9,726,200	7,269,300

Loss from operations	(3,180,700)	(2,769,900)	(7,227,000)	(5,322,000)
Interest expense	(1,470,000)	(3,026,300)	(3,138,700)	(5,182,600)
Change in fair value of derivative liability	(14,160,100)	(1,957,800)	(16,470,100)	(8,440,500)
Other income (expense)	1,200	(4,100)	2,400	(10,700)

(Loss) from continuing operations before provision for income taxes	(18,809,600)	(7,758,100)	(26,833,400)	(18,955,800)
Provision for income taxes	—	—	(3,200)	—

Loss from continuing operations	(18,809,600)	(7,758,100)	(26,836,600)	(18,955,800)
Income (loss) from operations of discontinued operations	(265,500)	207,500	(487,900)	573,000
Gain on disposal of discontinued operations	7,747,700	—	7,747,700	—

Net earnings from discontinued operations	7,482,200	207,500	7,259,800	573,000
Net loss	$(11,327,400)	$(7,550,600)	$(19,576,800)	$(18,382,800)

Basic and diluted loss per share
Loss from continuing operations	$(0.16)	$(0.08)	$(0.23)	$(0.27)

Net earnings from discontinued operations	0.06	0.00	0.06	0.01

Net loss per share	$(0.10)	$(0.08)	$(0.17)	$(0.26)

Weighted average number of common shares outstanding, basic and diluted	119,037,300	100,200,300	116,376,400	70,906,300

See Accompanying Notes to Condensed Consolidated Financial Statements.

ISC8 INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Series A- 1 and A-2 Preferred Stock Shares Issued (1)		Series B Preferred Stock Shares Issued (1)		Series C Preferred Stock Shares Issued (1)		Common Stock Shares Issued (1)		Common Stock Warrants Issued (1)	Prepaid Stock-Based Compensation	Paid-in Capital	Accumulated Deficit	Non- controlling Interest	Total Stockholders’ Deficit
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number
Balance at October 2, 2011	—	—	1,800	—	—	—	113,695,800	$1,137,000	10,115,800	$—	$171,385,300	$(191,558,200)	324,400	(18,711,500)
Common stock warrants expired	—	—	—	—	—	—	—	—	(41,100)	—	—	—	—	—
Common stock issued upon conversion of preferred stock	—	—	(400)	—	—	—	680,000	6,800	—	—	(6,800)	—	—	—
Common stock warrants issued to lending institution and affiliates	—	—	—	—	—	—	—	—	15,000,000	—	432,000	—	—	432,000
Common stock issued to pay Board fees	—	—	—	—	—	—	158,600	1,600	—	—	17,300	—	—	18,900
Common stock stock options exercised	—	—	—	—	—	—	2,146,900	21,500	—	—	175,800	—	—	197,300
Common stock issued to pay interest in lieu of cash to Junior Subordinated note holders	—	—	—	—	—	—	5,506,300	55,000	—	—	427,200	—	—	482,200
Common stock warrants expired	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense – options	—	—	—	—	—	—	—	—	—	—	1,320,200	—	—	1,320,200
Net loss	—	—	—	—	—	—	—	—	—	—	—	(19,576,800)	—	(19,576,800)
Balance at April 1, 2012	—	$—	1,400	$—	—	$—	122,187,600	$1,221,900	25,074,700	$—	$173,751,000	$(211,135,000)	$324,400	$(35,837,700)

(1)	Amounts of preferred stock, common stock and warrants issued have been rounded to nearest one hundred (100).

See Accompanying Notes to Condensed Consolidated Financial Statements.

ISC8 INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	26 Weeks Ended
	April 1, 2012	April 3, 2011
Cash flows from operating activities:
Net loss	$(19,576,800)	$(18,382,800)
Less: income from discontinued operations	(7,259,800)	(573,000)

Loss from continuing operations	$(26,836,600)	$(18,955,800)

Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	393,400	548,000
Provision for allowance for inventory valuation	121,000	172,100
Non-cash interest expense	2,778,500	3,399,000
Change in fair value of derivative liability	16,470,100	8,440,500
Non-cash stock-based compensation	1,099,200	520,100
Decrease (increase) in accounts receivable	119,000	(614,900)
Decrease (increase) in unbilled revenues on uncompleted contracts	(365,900)	140,900
(Increase) in inventory	(195,800)	(157,400)
(Increase) in prepaid expenses and other current assets	(113,000)	(224,100)
Decrease (increase) in deposits	24,000	(84,000)
Increase (decrease) in accounts payable and accrued expenses	454,900	(2,437,500)
(Decrease) in Executive Salary Continuation Plan liability	(30,000)	(30,600)
Increase (decrease) in advance billings on uncompleted contracts	(76,000)	129,200
Increase in deferred revenue	19,200	—

Total adjustments	20,698,600	9,801,300

Net cash used in operating activities	(6,138,000)	(9,154,500)

Cash flows from investing activities:
Property and equipment expenditures	(301,800)	(183,200)

Net cash used in investing activities	(301,800)	(183,200)

Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	—	3,307,200
Proceeds from options and warrants exercised	197,300	—
Proceeds from senior subordinated secured promissory notes	—	12,974,800
Proceeds from unsecured convertible promissory notes	—	3,000,000
Net proceeds from revolving line of credit	5,000,000	—
Debt issuance costs paid	(142,600)	(1,502,500)
Decrease in advances against accounts receivable	—	(99,700)
Principal payments of notes payable and settlement agreements	(2,497,300)	(3,158,400)
Principal payments of capital leases	(6,000)	—

Net cash provided by financing activities	2,551,400	14,521,400

Cash flows from discontinued operations:
Operating cash flows	(72,200)	(759,600)
Investing cash flow	8,406,600	—

Net cash (used in) provided by discontinued operations	$8,334,400	$(759,600)

Net increase in cash and cash equivalents	4,446,000	4,424,100
Cash and cash equivalents at beginning of period	2,734,600	281,600

Cash and cash equivalents at end of period	$7,180,600	$4,705,700

Non-cash investing and financing activities:
Non-cash conversion of preferred stock to common stock	$250,000	$644,200
Property and equipment acquired for note payable	$—	$56,200
Conversion of Bridge Notes and accrued interest to common stock	$—	$463,900
Common stock issued to pay accrued interest	$482,200	$272,800
Accrued expenses settled with settlement agreement obligations	$—	$1,235,000
Issuance of common stock as deferred financing	$—	$750,000
Warrants issued to investment banking firm	$682,000	$190,600
Supplemental cash flow information:
Cash paid for interest	$268,600	$250,600
Cash paid for income taxes	$3,200	$3,200

See Accompanying Notes to Condensed Consolidated Financial Statements.

ISC8 INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — General

The information contained in the following Notes to Condensed Consolidated Financial Statements is condensed from that which appear in the audited consolidated financial statements for ISC8 Inc. (“ISC8”), and its subsidiaries (together with ISC or ISC8, the “Company”), and the accompanying unaudited condensed consolidated financial statements do not include certain financial presentations normally required under accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, the unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes thereto contained in the Annual Report on Form 10-K of the Company for the fiscal year ended October 2, 2011 (“Fiscal 2011”), including the risk factors contained therein, as updated in our Quarterly Report on Form 10-Q for the quarter ended January 1, 2012. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

The consolidated financial information for the 13-week and 26-week periods ended April 1, 2012 and April 3, 2011 included herein is unaudited but includes all normal recurring adjustments which, in the opinion of management of the Company, are necessary to present fairly the consolidated financial position of the Company at April 1, 2012, and the results of its operations and its cash flows for the 13-week and 26-week periods ended April 1, 2012 and April 3, 2011. The Company sold the Thermal Imaging Business to Vectronix, Inc. (“Vectronix”) on January 31, 2012 (the “Thermal Imaging Asset Sale”) pursuant to an Asset Purchase Agreement dated October 17, 2011 between the Company and Vectronix (the “Thermal Imaging APA”). The operations of the Thermal Imaging Business have been presented as discontinued operations. To provide comparability between the periods, the consolidated financial information for the 13-week and 26-week periods ended April 3, 2011 have been reclassified to reflect the Company’s results of continuing operations excluding the thermal imaging business consisting of the Company’s business of researching, developing, designing, manufacturing, producing, marketing, selling and distributing thermal camera products, including clip-on thermal imagers, thermal handheld and mounted equipment devices, other infrared imaging devices and thermal cameras, and in all cases, related thermal imaging products (the “Thermal Imaging Business”).

The condensed consolidated financial information as of April 1, 2012 included herein has been derived from the Company’s audited consolidated financial statements as of, and for the year ended, October 2, 2011.

Description of Business

The Company is actively engaged in the design, development, manufacture and sale of security products, particularly cyber security solutions for commercial and U.S. Government applications that utilize technologies that we have pioneered for three-dimensional (“3-D”) stacking of various products including semiconductors, anti-tamper systems, high-speed processor assemblies and miniaturized vision systems and sensors. The Company also performs customer-funded contract research and development related to these products, mostly for U.S. Government customers or prime contractors. Most of the Company’s historical business relates to application of its technologies for stacking either packaged or unpackaged semiconductors into more compact 3-D forms, which the Company believes offer volume, power, weight and operational advantages over competing packaging approaches, and which the Company believes allows it to offer higher-level products with unique operational features. The Company historically has introduced certain higher-level products in the fields of thermal imaging cores and high speed processing for cyber security that take advantage of the Company’s packaging technologies. Effective January 31, 2012, the Company completed the Thermal Imaging Asset Sale which is expected to allow the Company to focus its resources on the development of cyber security products targeting customers that are experiencing data exfiltration and data modifications due to attacks from advanced persistent threats (APTs). The products are intended for commercial and U.S. Government applications and to promote its applications for its 3-D chip stacking technologies to new and existing customers. In April 2011, the Company opened and commenced staffing a new office in Texas to house and to support its emerging cyber development business.

Summary of Significant Accounting Policies

Consolidation . The consolidated financial statements include the accounts of ISC8 and its subsidiaries, Novalog, Inc. (“Novalog”), MicroSensors, Inc. (“MSI”), RedHawk Vision Systems, Inc. (“RedHawk”) and iNetWorks Corporation

(“iNetWorks”). The Company’s subsidiaries do not presently have material operations or assets. All significant intercompany transactions and balances have been eliminated in the consolidation. None of the Company’s subsidiaries accounted for more than 10% of the Company’s total assets at April 1, 2012 and October 2, 2011 or had separate employees or facilities at such dates.

Fiscal Periods. The Company’s fiscal year ends on the Sunday nearest September 30. Fiscal 2011 ended on October 2, 2011 and consisted of 52 weeks. The fiscal year ending September 30, 2012 (“Fiscal 2012”) will include 52 weeks. The Company’s first two quarters of Fiscal 2012 consisted of 26 weeks ended April 1, 2012.

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

Warrant Valuation and Beneficial Conversion Feature. The Company calculates the fair value of warrants issued with debt or preferred stock and not accounted for as derivatives using the Black-Scholes valuation method. The total proceeds received in the sale of debt or preferred stock and related warrants is allocated among these financial instruments based on their relative fair values. The discount arising from assigning a portion of the total proceeds to the warrants issued is recognized as interest expense for debt from the date of issuance to the earlier of the maturity date of the debt or the conversion dates using the effective yield method. Additionally, when issuing convertible instruments (debt or preferred stock), including convertible instruments issued with detachable warrants, the Company tests for the existence of a beneficial conversion feature (“BCF”). The Company records the amount of any BCF, calculated in accordance with GAAP, whenever it issues convertible instruments that have conversion features at fixed rates that are in-the-money using the effective per share conversion price when issued. The calculated amount of the BCF is accounted for as a contribution to additional paid-in capital and as a discount to the convertible instrument. A BCF resulting from issuance of convertible debt is recognized as interest expense from the date of issuance to the earlier of the maturity date of the debt or the conversion dates using the effective yield method. A BCF resulting from the issuance of convertible preferred stock is recognized as a deemed dividend and amortized over the period of the security’s earliest conversion or redemption date. The maximum amount of BCF that can be recognized is limited to the amount that will reduce the net carrying amount of the debt or preferred stock to zero.

Derivatives. A derivative is an instrument whose value is “derived” from an underlying instrument or index such as a future, forward, swap, option contract, or other financial instrument with similar characteristics, including certain derivative instruments embedded in other contracts (“embedded derivatives”) and for hedging activities. As a matter of policy, the Company does not invest in separable financial derivatives or engage in hedging transactions. However, the Company has entered into complex financing transactions, including the debt transactions entered into in Fiscal 2011 and Fiscal 2012, that involve financial instruments containing certain features that have resulted in the instruments being deemed derivatives or containing embedded derivatives. The Company may engage in other similar complex debt transactions in the future, but not with the intention to enter into derivative instruments. Derivatives and embedded derivatives, if applicable, are measured at fair value using the binomial lattice- (“Binomial Lattice”) pricing model and marked to market through earnings. However, such new and/or complex instruments may have immature or limited markets. As a result, the pricing models used for valuation of derivatives often incorporate significant estimates and assumptions, which may impact the level of precision in the financial statements. Furthermore, depending on the terms of a derivative or embedded derivative, the valuation of derivatives may be removed from the financial statements upon conversion of the underlying instrument into some other security.

Subsequent Events. Management has evaluated events subsequent to April 1, 2012 through the date the accompanying condensed consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events that may require adjustment of and/or disclosure in such financial statements.

Note 2 — Debt Instruments

Secured Promissory Note

Timothy Looney, Barbara Looney and TWL Group, L.P. (collectively, “Looney”), on the one hand, and the Company and its then Chief Executive Officer, John C. Carson and its then Chief Financial Officer, John J. Stuart, Jr., on the other hand, had been engaged in litigation since January 2008 regarding the Company’s acquisition of Optex Systems, Inc. (“Optex”) and related matters (collectively, the “Disputed Matters”). In March 2010, the Company and Messrs. Carson and

Stuart entered into a Settlement and Release Agreement with Looney pursuant to which the Company and Messrs. Carson and Stuart, on the one hand, and Looney, on the other hand, settled and released all claims and agreed to dismiss all litigation against each other relating to the Disputed Matters (the “Looney Settlement Agreement”).

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

In December 2011, the Company used approximately $1,900,000 of the proceeds of a new $5,000,000 revolving credit facility, described more fully below, to repay the remaining amount of principal, interest, fees and other amounts owed by the Company under the Secured Promissory Note, thereby satisfying all remaining obligations of the Company pursuant to the Settlement and Release Agreement.

Senior Secured Revolving Credit Facility

In December 2011, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Partners for Growth III, L.P. (“PFG”) pursuant to which the Company obtained a two-year, $5,000,000 revolving credit facility from PFG (the “Revolving Credit Facility”). As additional consideration for entering into the Agreement, the Company issued to PFG, and two of its affiliated entities, 7-year warrants to purchase an aggregate of 15,000,000 shares of the Company’s Common Stock (the “Common Stock”) at the exercise price of $0.11 per share (the “Warrants”). If the Company attains certain specified revenue and EBITDA thresholds for calendar year 2012, the aggregate number of shares issuable upon exercise of the Warrants will be reduced to 10,000,000 shares. As a result of the potential adjustment of the Warrants, the Company considered such warrants to be derivatives and recorded their fair value of approximately $250,000 at the date of issuance as a liability and as a discount to the underlying credit facility.

Upon execution of the Loan Agreement, the Company borrowed the entire $5,000,000 available thereunder (the “Initial Revolving Loan”) and used approximately $1,900,000 of those funds to repay the Secured Promissory Note. The Company intends to use the remaining proceeds of the Initial Revolving Loan, less expenses thereof and the repayment of the Secured Promissory Note, for general working capital purposes, but may repay some portion of the Initial Revolving Loan to PFG prior to its maturity date. Any further borrowings by the Company under the Loan Agreement will be subject to the Company’s compliance with certain financial and other covenants in the Loan Agreement, provided that no default or event of default (as defined in the Loan Agreement) has occurred and is continuing. At April 1, 2012, the principal balance outstanding under the Revolving Credit Facility was $5,000,000.

The maturity date for Initial Revolving Loan issued pursuant to the Revolving Credit Facility (collectively, the “Loan”) is December 14, 2013 (the “Maturity Date”). However, given our history of recurring losses, we cannot assure that we will be able to meet certain financial and other covenants in the Loan Agreement prior to the Maturity Date. Interest on the Loan accrues at the rate of 12% per annum. Interest only on the Loan is payable monthly on the third business day of each month for interest accrued during the prior month, and the remaining balance is payable on the Maturity Date. Each of Costa Brava Partnership III L.P. (“Costa Brava”) and The Griffin Fund LP (“Griffin”), major stockholders and debt holders of the Company, individually and collectively, jointly and severally, have unconditionally guaranteed repayment to PFG of $2,000,000 of the Company’s monetary obligations under the Loan Agreement.

To secure the payment of all of the Company’s obligations under the Loan when due, the Company granted to PFG a first position, continuing security interest in substantially all of the Company’s assets, including substantially all of its intellectual property. In addition, Costa Brava, Griffin and certain other existing creditors of the Company have agreed that, while any obligations remain outstanding by the Company to PFG under the Loan Agreement, their security interests in and liens on the Company’s assets shall be subordinated and junior to those of PFG. In connection with the Loan Agreement, Summit cancelled its receivables line agreement with the Company and Summit’s related security interests in the Company’s assets were terminated.

Senior Subordinated Secured Promissory Notes

In March 2011, the Company issued and sold to two accredited investors, Costa Brava and Griffin, 12% senior subordinated secured Promissory Notes due March 2013 (the “Senior Subordinated Notes”) in the aggregate principal amount of $4,000,000. In July 2011, the Senior Subordinated Notes were amended to permit the holders to demand repayment at any time on or after July 16, 2012, in partial consideration for permitting the issuance of additional 12% subordinated secured convertible promissory notes (“Subordinated Notes”) as discussed below. Because of this demand, the Senior Subordinated Notes have been classified as current obligations in the Company’s Condensed Consolidated Balance Sheets of April 1, 2012 and October 2, 2011.

The Senior Subordinated Notes bear interest at a rate of 12% per annum, due and payable quarterly in cash within 10 business days of the end of each calendar quarter, calculated on the simple interest basis of a 365-day year for the actual number of days elapsed. The foregoing notwithstanding, until Loans issued pursuant to the Revolving Credit Facility are repaid in full and said Revolving Credit Facility is no longer in effect, interest on the Senior Subordinated Notes must be paid by adding the amount of such interest to the outstanding principal amount of the Senior Subordinated Notes as “paid-in-kind” (“PIK”) interest. As a result of the addition of such interest, the outstanding principal amount of the Senior Subordinated Notes at April 1, 2012 was $4,516,135.

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

The Subordinated Notes bear interest at a rate of 12% per annum, due and payable quarterly within 10 business days of the end of each calendar quarter, calculated on the simple interest basis of a 365-day year for the actual number of days elapsed. For the first two years of the term of the Subordinated Notes, the Company has the option, subject to the satisfaction of certain customary equity conditions, to pay all or a portion of the interest due on each interest payment date in shares of common stock, with the price per share calculated based on the weighted average price of the Common Stock over the last 20 trading days ending on the second trading day prior to the interest payment date. While the Revolving Credit Facility is outstanding, interest on the Subordinated Notes that is not paid in shares of Common Stock must be paid by adding the amount of such interest to the outstanding principal amount of the Subordinated Notes as PIK interest. The principal and accrued but unpaid interest under the Subordinated Notes is convertible at the option of the holder into shares of the Common Stock at an initial conversion price of $0.07 per share. The conversion price is subject to a full price adjustment feature for certain price dilutive issuances of securities by the Company and proportional adjustment for events such as stock splits, dividends, combinations and the like. Beginning after the first two years of the term of the Subordinated Notes, the Company may cause force the Subordinated Notes to be converted to Common Stock if certain customary equity conditions have been satisfied and the volume weighted average price of the common stock is $0.25 or greater for 30 consecutive trading days.

The Subordinated Notes are secured by substantially all of the assets of the Company pursuant to a Security Agreement dated December 23, 2010 and July 1, 2011, as applicable, between the Company and Costa Brava as representative of the holders of Subordinated Note, but the liens securing the Subordinated Notes are subordinate in right of payment to Loans issued pursuant to the Revolving Credit Facility.

As a result of the issuances of Subordinated Notes, the conversion of Bridge Notes to Subordinated Notes and the application of PIK interest, the aggregate principal balance of the Subordinated Notes at April 1, 2012, exclusive of the effect of debt discounts, was $16,122,400. The balance of the Subordinated Notes, net of unamortized discounts comprised of derivative liability, at April 1, 2012 was $5,301,700. The debt discounts will be amortized over the term of the Subordinated Notes, unless such amortization is accelerated due to earlier conversion of the Subordinated Notes pursuant to their terms.

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

The Company re-measured the fair value of the derivative liability of the Subordinated Notes and the warrants issued in conjunction with the Revolving Credit Facility to be $30,072,900 as of April 1, 2012.

The following outlines the significant weighted average assumptions the Company used to estimate the fair value information presented, with respect to derivative liabilities utilizing the Binomial Lattice pricing model at the date of issuance and April 1, 2012:

Risk free interest rate	0.70%
Expected volatility	74.95%
Expected dividends	None

Note 3 — Common Stock and Common Stock Warrants, Preferred Stock, Stock Incentive Plans, Employee Retirement Plan and Deferred Compensation Plans

Common Stock. During the 26-week period ended April 1, 2012, the Company issued an aggregate of 680,000 shares of common stock in non-cash transactions in exchange for conversion and cancellation of 340 shares of the Company’s Series B Convertible Preferred Stock (the “Series B Stock”).

Common Stock Warrants. In the 26-week period ended April 1, 2012, in connection with the Loan Agreement with PFG, the Company issued to PFG, and two of its affiliated entities, Warrants to purchase an aggregate of 15,000,000 shares of Common Stock. (See Note 2). If the Company attains certain specified revenue and EBITDA thresholds for calendar year 2012, the aggregate number of shares issuable upon exercise of the Warrants will be reduced to 10,000,000 shares. The Warrants were valued at $682,000 of which $432,000 was recorded as an increase to paid-in-capital and $250,000 was recorded as a derivative liability. We have recorded the Warrants as a debt discount, which is being amortized over the term of the Revolving Credit Facility. Such total debt discount amounted to $682,000 and will be amortized over 24 months.

In the 26-week period ended April 1, 2012, the Company’s last outstanding Class A Common Stock Purchase Warrant (the “Class A Warrant”) expired. The expired Class A Warrant provided the right to purchase 41,100 shares of Common Stock and contained a price anti-dilution feature, the application of which at the time of the Institutional Financing had resulted in the exercise price of said the Class A Warrant being re-set to $0.07 per share. None of the other warrants of the Company outstanding at April 1, 2012 contain comparable price anti-dilution features.

At April 1, 2012 and April 3, 2011, there were warrants outstanding to purchase 25,074,700 and 10,115,800 shares of the Common Stock, respectively.

Preferred Stock. In the 26-week period ended April 1, 2012, 340 shares of the Company’s Series B Stock, was converted into 680,000 shares of the Common Stock. As a result of such conversions, approximately 1,400 shares of Series B Stock were outstanding at April 1, 2012.

Stock Incentive Plans. In June 2006, the Company’s stockholders approved the Company’s 2006 Omnibus Incentive Plan (the “2006 Plan”), which is designed to serve as a comprehensive equity incentive program to attract and retain the services of individuals essential to the Company’s long-term growth and financial success. The 2006 Plan permits grant of stock options (including both incentive and non-qualified stock options), stock-only stock appreciation rights, non-vested stock and non-vested stock units, performance awards of cash, stock or property, dividend equivalents and other stock grants. Upon approval of the 2006 Plan, the Company’s 2003 Stock Incentive Plan (the “2003 Plan”), 2001 Non-Qualified Stock

Option Plan (the “2001 Non-Qualified Plan”), 2001 Stock Option Plan (the “2001 Plan”) and 2000 Non-Qualified Stock Option Plan (the “2000 Plan”) (collectively, the “Prior Plans”) were terminated, but existing options issued pursuant to the Prior Plans remain outstanding in accordance with the terms of their original grants.

As of April 1, 2012, options to purchase 9,800 shares of the Common Stock were outstanding and exercisable under the 2001 Non-Qualified Option Plan, at exercise prices ranging from $8.60 to $13.50 per share, and options to purchase 213,100 shares of the Common Stock were outstanding and exercisable under the 2003 Plan at exercise prices ranging from $10.40 to $36.20 per share.

Pursuant to an amendment of the 2006 Plan approved by the Company’s stockholders in March 2009, the number of shares of Common Stock reserved for issuance under the 2006 Plan shall automatically increase at the beginning of each subsequent fiscal year by the lesser of 1,250,000 shares or 5% of the Common Stock outstanding on the last day of the preceding fiscal year. As a result of that provision, the number of shares issuable under the 2006 Plan increased by 1,250,000 shares in fiscal year 2012. As of April 1, 2012, there were options to purchase 832,100 shares of the Common Stock outstanding under the 2006 Plan, at exercise prices ranging from $0.09 to $14.10 per share, of which options to purchase 714,600 shares were exercisable at April 1, 2012. In addition, as of April 1, 2012, 7,400 shares of non-vested stock were issued and outstanding pursuant to the 2006 Plan and 348,300 shares of vested stock were issued and outstanding pursuant to the 2006 Plan. The aggregate number of shares of common stock issuable under all stock-based awards that may be made under the 2006 Plan at April 1, 2012 is approximately 1,808,300 shares.

In December 2010, in connection with the Institutional Financing, the Company’s Board of Directors (“Board”)adopted the Company’s 2010 Non-Qualified Stock Option Plan (the “2010 Plan”) under which the Company’s eligible officers, directors and employees, consultants and advisors who qualify as “accredited investors” within the meaning of Rule 501 under the Securities Act of 1933, as amended, may be granted non-incentive stock options. 17,500,000 shares of the Common Stock were reserved for issuance under the 2010 Plan, and options to purchase 17,500,000 shares of the Common Stock at an exercise price of $0.09 per share were issued to certain of the Company’s officers and directors in December 2010 pursuant to the 2010 Plan, of which 12,625,000 are exercisable. Currently, no further grants may be made under the 2010 Plan.

In March 2011, the Company’s stockholders approved the Company’s 2011 Omnibus Incentive Plan (the “2011 Plan”) and reserved for issuance under that plan 46,500,000 shares of Common Stock. The 2011 Plan is designed to promote the interests of the Company and its stockholders by serving as a comprehensive equity incentive program to attract and retain the services of individuals capable of assuring the future success of the Company and to afford such persons an opportunity to acquire a proprietary interest, or otherwise increase their proprietary interest, in the Company. The 2011 Plan permits grants of stock options (including both incentive and non-qualified stock options), stock-only appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance awards of cash, stock or property, other stock grants and other stock-based awards. As of April 1, 2012, there were options to purchase 37,830,600 shares of the Common Stock outstanding under the 2011 Plan, at exercise prices ranging from $0.09 to $0.155 per share, of which options to purchase 17,967,900 shares were exercisable at April 1, 2012. The aggregate number of shares of Common Stock issuable under all stock-based awards that may be made under the 2011 Plan at April 1, 2012 is 8,669,400 shares.

The following table summarizes stock options outstanding for all of the Company’s stock incentive plans as of April 1, 2012 as well as activity during the 26-week period then ended:

	Shares (1)	Weighted Average Exercise Price
Outstanding at October 2, 2011	57,983,500	$0.26
Granted	1,227,500	0.10
Exercised	(2,146,900)	0.09
Expired	(27,800)	11.44
Forfeited	(650,600)	1.37

Outstanding at April 1, 2012	56,385,700	$0.25

Exercisable at April 1, 2012	31,530,400	$0.35

(1)	Rounded to nearest one hundred (100).

At April 1, 2012, the aggregate intrinsic value of unvested options outstanding and options exercisable was $1,123,500 and $1,526,600, respectively. During the 26-week period ended April 1, 2012, there were 2,146,900 options exercised. The total intrinsic value of options exercised during that period was $167,700. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. At April 1, 2012, the weighted-average remaining contractual life of options outstanding and exercisable was 8.4 years and 8.0 years, respectively. The weighted average grant date fair value of options granted during the 26 weeks ended April 1, 2012 was $0.10 per share.

The amount of compensation expense related to outstanding stock options not yet recognized at April 1, 2012 was $1,782,100 and, assuming the grantees continue to be employed by or remain as directors of the Company, that amount will be recognized as compensation expense as follows:

FY 2012 (remainder of year)	$472,700
FY 2013	913,300
FY 2014	375,700
FY 2015	19,100
FY 2016	1,300

Total	$1,782,100

Note 4 — Loss per Share

Since the Company had losses from continuing operations for the 26-week periods ended April 1, 2012 and April 3, 2011, basic and diluted net loss per share of Common Stock are the same and are computed based solely on the weighted average number of shares of common stock outstanding for the respective periods. Cumulative dividends on the Company’s Series A-2 10% Cumulative Convertible Preferred Stock (the “Series A-2 Stock”) for the 13-week period ended April 1, 2012, although not declared, constitute a preferential claim against future dividends, if any, and are treated as an incremental expense of continuing operations for purposes of determining basic and diluted net loss from continuing operations per common share.

The following table sets forth the computation of basic and diluted loss per common share:

	13 Weeks Ended		26 Weeks Ended
	April 1, 2012	April 3, 2011	April 1, 2012	April 3, 2011
Net Loss Numerator:
Loss from continuing operations	(18,809,600)	(7,758,100)	(26,836,600)	(18,955,800)
Income (loss) from operations of discontinued operations	(265,500)	207,500	(487,900)	573,000
Gain on disposal of discontinued operations	7,747,700	—	7,747,700	—

Net earnings from discontinued operations	7,482,200	207,500	7,259,800	573,000
Net loss	$(11,327,400)	$(7,550,600)	$(19,576,800)	$(18,382,800)

Basic and diluted loss per share
Loss from continuing operations	$(0.16)	$(0.08)	$(0.23)	$(0.27)

Net earnings from discontinued operations	0.06	0.00	0.06	0.01

Net loss per share	$(0.10)	$(0.08)	$(0.17)	$(0.26)

Weighted average number of common shares outstanding, basic and diluted	119,037,300	100,200,300	116,376,400	70,906,300

Options, warrants and convertible instruments outstanding at April 1, 2012 and April 3, 2011 are not included in the above computation because they were anti-dilutive.

Note 5 — Inventories, Net

Net inventories at April 1, 2012 and Oct 2, 2011 are set forth below.

	April 1, 2012	October 2, 2011
Inventory:
Work in process	$370,600	$—
Raw materials	69,000	60,500
Finished goods	171,600	137,100

	611,200	147,600
Less: Reserve for obsolete inventory	(488,800)	(150,000)

	$122,400	$47,600

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

Note 6 — Concentration of Revenues and Sources of Supply

In the 13-week and 26-week period ended April 1, 2012, direct contracts with the U.S. government accounted for 66.2% and 41.3% of the Company’s total revenues, and second-tier government contracts with prime government contractors accounted for 32.6% and 58.2% of total revenues. The remainders of the Company’s total revenues in both periods were derived from non-government sources.

As reclassified to reflect the Company’s results of continuing operations without the thermal imaging business which was sold to Vectronix, on January 31, 2012, in the 13-week and 26-week periods ended April 3, 2011, direct contracts with the U.S. government accounted for 99.0% and 93.8%, respectively, of the Company’s total revenues. The remaining 1% and 6.2% of the Company’s total revenues during such periods were derived from non-government sources.

The Company primarily uses contract manufacturers to fabricate and assemble its stacked chip, microchip, information security and sensor products. At its current limited levels of sales, the Company typically uses a unique contract manufacturer for a particular product line and, as a result, is vulnerable to disruptions in supply. The Company’s various thermal and visible camera developments presently rely on a limited number of suppliers of imaging chips that meet the quality and performance requirements of the Company’s products, which makes the Company vulnerable to potential disruptions in supply of such imaging chips. Any such disruptions would have a material adverse impact on our business, financial condition and results of operations.

Note 7 — Commitments and Contingencies

Litigation. In March 2009, FirstMark III, LP, formerly known as Pequot Private Equity Fund III, LP, and FirstMark III Offshore Partners, LP, formerly known as Pequot Offshore Private Equity Partners III, LP (collectively, “FirstMark”), filed a lawsuit against the Company in the state Supreme Court, State of New York, County of New York (the “FirstMark Suit”). FirstMark alleged that the Company failed to make certain payments to FirstMark, in the principal amounts of approximately $539,400 and $230,000 plus interest thereon accruing at 18% from March 14, 2007 and May 31, 2007, respectively, in breach of a settlement agreement among them dated December 29, 2006. At October 3, 2010, the Company had approximately $1,269,600 of expense accrued in connection with the FirstMark Suit, consisting of approximately $1,039,600 of accrued interest and $230,000 of accrued professional fees.

In December 2010, the Company and FirstMark entered into a Settlement Agreement and Release (the “FirstMark Settlement”), pursuant to which they settled all claims among them, including those relating to the FirstMark Suit. Pursuant to the FirstMark Settlement, the Company will pay FirstMark a total sum of $1,235,000 in 18 monthly payments commencing January 15, 2011. In the event that a monthly installment payment is not paid by the Company within 30 days of the date it is due, FirstMark may enter a Confession of Judgment in the amount of the total settlement less the aggregate amount of any and all payments made by the Company prior to such nonpayment. The FirstMark Suit was dismissed with prejudice in December 2010. At April 1, 2012, the Company had approximately $225,000 accrued in connection with the FirstMark Settlement for interest and professional fees expensed in prior fiscal years.

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

The hierarchy noted above requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. There were no transfers between Level 1, Level 2 and/or Level 3 during the 26 weeks ended April 1, 2012. Financial liabilities carried at fair value as of April 1, 2012 are classified below:

	Level 1	Level 2	Level 3	Total
Derivative liabilities	$—	$30,072,900	$—	$30,072,900

Total	$—	$30,072,900	$—	$30,072,900

Note 9 — Sale of Thermal Imaging Business

In October 2011, the Company entered into the Thermal Imaging APA with Vectronix, pursuant to which Vectronix agreed to acquire substantially all of the assets used or held for use in connection with, necessary for or relating to the Thermal Imaging Business. The Thermal Imaging Asset Sale was approved by the Board and was subject to customary conditions to closing, including regulatory approvals and the approval of the Company’s stockholders. On January 19, 2012, the Company’s stockholders approved the Thermal Imaging Asset Sale, which was consummated on January 31, 2012.

Under the terms of the Thermal Imaging APA, (i) Vectronix paid $10,000,000 in cash to the Company for the purchased assets, subject to certain adjustments, and assumed certain liabilities of the Company; and (ii) subject to the satisfaction of certain thresholds, Vectronix shall, on a semi-annual basis over a five year period following the closing of the transaction, pay to the Company commissions for core engines and certain existing products sold by Vectronix or its commercial business units. $1,500,000 of the upfront cash purchase price was paid into escrow. Up to $300,000 of this escrow amount may be released on the six-month anniversary of the closing of the Thermal Imaging Asset Sale and the balance may be released on the first anniversary of such closing. In addition, pursuant to the Thermal Imaging APA the Company’s existing obligation to repay to a subsidiary of Vectronix an outstanding advance of approximately $340,300 was cancelled.

As a result of the Thermal Imaging Asset Sale, the Company’s Thermal Imaging Business has been classified as a discontinued operation in the consolidated financial statements of the Company. The following summarized financial information relates to the Thermal Imaging Business and is segregated from continuing operations and reported as discontinued operations.

	13 Weeks Ended		26 Weeks Ended
	April 1, 2012	April 3, 2011	April 1, 2012	April 3, 2011
Total revenues	$—	$2,387,400	$1,982,600	$5,724,000

Cost and expenses
Cost of revenues	—	2,077,700	1,809,900	4,969,900
General and administrative expense	45,300	57,700	86,900	136,600
Research and development expense	220,200	44,500	573,700	44,500

Total costs and expenses	265,500	2,179,900	2,470,500	5,151,000

Income (loss) from operations	(265,500)	207,500	(487,900)	573,000

Gain on disposal	7,747,700	—	7,747,700	—
Gain on disposal provision for income taxes	—	—	—	—

Gain on disposal, net of income taxes	7,747,700	—	7,747,700	—

Net earnings from discontinued operations	$7,482,200	$207,500	$7,259,800	$573,000

Included in the consolidated balance sheets are the following major classes of assets and liabilities associated with the Thermal Imaging Business as of October 2, 2011:

October 2, 2011
(Unaudited)
Accounts receivable, net	$1,365,800
Unbilled revenues on uncompleted contracts, net	30,700
Inventory, net	1,389,700

Total current assets reclassified to current assets of discontinued operations	$2,786,200

Property and equipment, net	1,312,200

Total assets reclassified to non-current assets of discontinued operations	$1,312,200

Accounts payable	858,100
Accrued expenses	341,600
Deferred revenue	544,800

Total assets reclassified to non-current assets of discontinued operations	$1,744,500

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this report, the terms “ISC8 Inc.,” “ISC8,” “Irvine Sensors,” “Irvine Sensors Corporation,” “Company,” “we,” “us” and “our” refer to ISC8 Inc. (“ISC8”) and its subsidiaries.

Introduction

The following information should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto in Part I, Item 1 of this Quarterly Report on Form 10-Q (“Report”), and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended October 2, 2011.

Safe Harbor Regarding Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 and other securities laws contain certain safe harbors regarding forward-looking statements. From time to time, information provided by us or statements made by our employees may contain “forward-looking” information which involves risks and uncertainties. Any statements in this Report and accompanying materials that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning our projected revenues, expenses, gross profit and income, mix of revenue, demand for our products, the need for additional capital, our ability to obtain and successfully perform additional new contract awards and the related funding of such awards, our ability to repay our outstanding debt, market acceptance of our products and technologies, the competitive nature of our business and markets, the success and timing of new product introductions and commercialization of our technologies, product qualification requirements of our customers, the need to divest assets, our significant accounting policies and estimates, and the outcome of expense audits). These forward-looking statements are based on a number of assumptions made by us, and involve a number of risks and uncertainties, and accordingly, actual results could differ materially. Factors that may cause such differences include, but are not limited to, those discussed in this Report and set forth in Part I, Item 1A of our Form 10-K for the year ended October 2, 2011, as updated in our Quarterly Report on Form 10-Q for the quarter ended January 1, 2012, available through the website of the Securities and Exchange Commission (“SEC”) at www.sec.gov or upon written request to our Investor Relations Department at 3001 Red Hill Avenue, Costa Mesa, California 92626. You should carefully consider these factors in connection with forward-looking statements concerning us.

Except as required by law, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

We are actively engaged in the design, development, manufacture and sale of security products, particularly cyber security solutions for commercial and U.S. Government applications that utilize technologies that we have pioneered for three-dimensional 3-D stacking of semiconductors, anti-tamper systems, high-speed processor assemblies and miniaturized vision systems and sensors. In addition, we offer 3-D chip stacking solutions for other customer applications. We also perform customer-funded contract research and development related to these products, mostly for U.S. Government customers or prime contractors, including for applications that utilize miniature vision systems and sensors. We generally use contract manufacturers to produce our products or their subassemblies. Most of our current operations, other than those of our Texas office at which our cyber security development operations are based, occur at a leased facility in Costa Mesa, California, although we have a few employees and consultants in various other locations nationwide.

We have historically derived a substantial majority of our total revenues from U.S. Government-funded sources and anticipate this to continue in the immediately foreseeable future. However, as discussed below, we have products in development intended to shift our focus toward commercial applications. We are in the process of introducing cyber security products and have introduced 3-D stacked semiconductor products that incorporate our technologies and are intended for both U.S. Government and commercial applications. In October 2011, we entered into the Thermal Imaging APA to monetize our Thermal Imaging Business through a sale of those assets. Consummation of the Thermal Imaging Asset Sale was subject to stockholder approval, which was obtained at a special meeting of our stockholders on January 19, 2012, and U.S. Government regulatory approval, which was obtained on January 23, 2012. The Thermal Imaging Asset Sale was consummated on January 31, 2012. As a result, during the fiscal quarter ended April 1, 2012, we ceased selling thermal imaging products.

Even as we continue to serve and support our customers, we are focusing our resources toward increasing revenues from sales of commercial products and services, particularly in cyber security applications and 3-D chip stacking products. To facilitate the development of our family of scalable cyber security products and solutions, targeting customers that are experiencing data exfiltration and data modifications due to attacks from advanced persistent threats (APTs). In April 2011, we opened and commenced staffing of a new development office in Richardson, Texas, a suburb of Dallas. We selected that location because the Dallas area has a concentration of the highly technical personnel that we need to develop and enhance our offerings in cyber security.

In November 2011, we rebranded our company to “ISC8”, in order to highlight our cyber security commercialization activities. At the Special Stockholders Meeting, our stockholders approved an amendment to our Certificate of Incorporation to formally change our name from “Irvine Sensors Corporation” to “ISC8 Inc.” Subsequently on January 19, 2012, our stockholders voted to increase the Company’s authorized Common Stock to 800 million shares.

Other than the fiscal year ended September 27, 2009 (“Fiscal 2009”), during which we sold substantial patent assets, we have a history of unprofitable operations. In the 53 weeks ended October 3, 2010 (“Fiscal 2010”) and the 52 weeks ended October 2, 2011 (“Fiscal 2011”), we continued, and in the first 26 weeks of the fiscal year ending September 30, 2012 (“Fiscal 2012”) we expect to continue to experience unprofitable operations due to insufficient total revenues to fully absorb our costs and expenses. With respect to our investments in staff and infrastructure, the advanced technical and multi-disciplinary content of our technologies places a premium on a stable and well-trained work force. As a result, we have historically maintained our work force as much as possible even when anticipated revenues were delayed, a recurring circumstance that has resulted in under-utilization of our labor force for revenue generation from time to time. Our current increased emphasis on securing commercial sales of our products is, in part, motivated by the desire to achieve more predictable revenues that could mitigate this effect, but we anticipate that we may continue to experience under-utilization of our workforce in the near future. We have not yet demonstrated the level of sustained revenue that we believe is required to sustain profitable operations. Our ability to recover our investments through the cost-reimbursement features of certain of our U.S. Government contracts is constrained due to both regulatory and competitive pricing considerations.

To offset the adverse working capital effect of our net losses, we have historically financed our operations through multiple debt and equity financings. To finance the December 2005 acquisition of a subsidiary, now discontinued, we had incurred material long-term debt at that time, and we exchanged a significant portion of that debt for preferred stock that was convertible into our common stock (“Common Stock”). From September 30, 2007 through April 1, 2012, we have issued approximately 119.5 million shares of our Common Stock, an increase of approximately 4,425% from the approximately 2.7 million shares of our Common Stock outstanding at that date, which has resulted in a substantial dilution of stockholder interests. At April 1, 2012, our fully diluted Common Stock position was approximately 446.7 million shares, which assumes the conversion into Common Stock of all of the Company’s preferred stock and convertible notes outstanding at April 1, 2012 and the exercise for cash of all warrants and options to purchase the Company’s securities outstanding as of that time. At April 1, 2012, we had approximately $25.6 million of debt, exclusive of debt discounts, of which a substantial majority was incurred in Fiscal 2011 and Fiscal 2012.

None of our subsidiaries accounted for more than 10% of our total assets at April 1, 2012 or have separate employees or facilities. As a result of institutional financing and related management and organizational changes that occurred in Fiscal 2011, we currently manage our operations and report our operating results and financial condition in a single segment. We continue to evaluate the current and potential business derived from sales of our products and, in the future, may present our consolidated statement of operations in more than one segment if we segregate the management of various product lines in response to business and market conditions.

Critical Accounting Estimates

Our consolidated financial statements have been prepared in conformity with GAAP. As such, management is required to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The significant accounting policies that are most critical to aid in fully understanding and evaluating reported financial results are the same as those disclosed in our Form 10-K for the fiscal year ended October 2, 2011 filed with the Securities and Exchange Commission on December 29, 2011.

Results of Continuing Operations

The following discussions relate to the Company’s results of continuing operations after reclassifying the operations of our Thermal Imaging Business as a discontinued operation due to its sale on January 31, 2012.

Total Revenues. Our total revenues are generally derived from sales of specialized chips, modules, stacked chip products and amounts realized or realizable from funded research and development contracts, largely from U.S. government agencies and government contractors. Our total revenues increased in the 13-week and 26-week periods ended April 1, 2012 as compared to the 13-week and 26-week periods ended April 3, 2011 and changed in composition as shown in the following table and discussed more fully below.

13-Week Comparisons	Total Revenues
13 weeks ended April 3, 2011	$983,000
Dollar increase in current comparable 13 weeks	219,600

13 weeks ended April 1, 2012	$1,202,600
Percentage increase in current 13 weeks	22%

26-Week Comparisons	Total Revenues
26 weeks ended April 3, 2011	$1,947,300
Dollar increase in current comparable 26 weeks	551,900

26 weeks ended April 1, 2012	$2,499,200
Percentage increase in current 26 weeks	28%

The increase in our total revenues in the 13-week and 26-week periods ended April 1, 2012 as compared to the 13-week and 26-week periods ended April 3, 2011 was primarily the result of increased funded research and development contracts in the current period. We believe the increase in revenues derived from funded research and development contracts in the first half of Fiscal 2012 as compared to the first half of Fiscal 2011 was substantially related to the timing of funding or shipment releases under existing contracts and award of new contracts. Accordingly, we are unable to ascertain what future effects the U.S. defense budget timing may have on our total revenues for the balance of this Fiscal 2012 and beyond. We are promoting sales of our other recently introduced products, which if achieved we believe could become a material contributor to our total revenues in subsequent reporting periods of Fiscal 2012.

Cost of Revenues. Cost of revenues includes wages and related benefits of our personnel, as well as subcontractor, independent consultant and vendor expenses directly incurred in the manufacture of products sold or in the performance of funded research and development contracts, plus related overhead expenses and, in the case of funded research and development contracts, such other indirect expenses as are permitted to be charged pursuant to the relevant contracts. The comparison of cost of revenues for the 13-week and 26-week periods ended April 1, 2012 and April 3, 2011 is shown in the following table and discussed more fully below:

13-Week Comparisons	Cost of Revenues	Percentage of Total Revenues
13 weeks ended April 3, 2011	$1,007,300	102%
Dollar increase in current comparable 13 weeks	5,700

13 weeks ended April 1, 2012	$1,013,000	84%
Percentage increase in current 13 weeks	1%

26-Week Comparisons	Cost of Revenues	Percentage of Total Revenues
26 weeks ended April 3, 2011	$2,154,400	111%
Dollar decrease in current comparable 26 weeks	(180,300)

26 weeks ended April 1, 2012	$1,974,100	79%
Percentage decrease in current 26 weeks	8%

The increase in absolute dollar cost of revenues in the 13-week period ending April 1, 2012 compared to the 13-week period ended April 3, 2011 was largely due to the increase in revenues in the comparable period. However, cost of revenues in the 26-week periods ended April 1, 2012 as compared to the 26-week periods ended April 3, 2011 decreased by approximately $180,300. This was largely due to the non-recurring charge made in December 2010, relating to compensation to our staff in consideration of the salary reductions and deferrals they had experienced in Fiscal 2010 and the first quarter of Fiscal 2011, of which approximately $200,300 was allocated to overhead applied to cost of revenues in the 26-week period ended April 3, 2011. No comparable expense was incurred in the 13-week and 26-week period ended April 1, 2012. Because of these timing variances and non-recurring expenses, we do not believe that the changes in cost of revenues as a percentage of total revenues in the 13-week and 26-week periods ended April 1, 2012 as compared to the 13-week and 26-week periods ended April 3, 2011 is indicative of a continuing trend.

General and Administrative Expense. General and administrative expense largely consists of wages and related benefits for our executive, financial, administrative and marketing staff, as well as professional fees, primarily legal and accounting fees and costs, plus various fixed costs such as rent, utilities and telephone. The comparison of general and administrative expense for the 13-week and 26-week periods ended April 1, 2012 and April 3, 2011 is shown in the following table and discussed more fully below:

13-Week Comparisons	General and Administrative Expense	Percentage of Total Revenue
13 weeks ended April 3, 2011	$2,085,900	212%
Dollar decrease in current comparable 13 weeks	(478,300)

13 weeks ended April 1, 2012	$1,607,600	134%
Percentage decrease in current 13 weeks	23%

26-Week Comparisons	General and Administrative Expense	Percentage of Total Revenue
26 weeks ended April 3, 2011	$3,921,300	201%
Dollar increase in current comparable 26 weeks	237,300

26 weeks ended April 1, 2012	$4,158,600	166%
Percentage increase in current 26 weeks	6%

A major portion of the decrease in absolute dollars of general and administrative expense in the 13-week period ended April 1, 2012 as compared to the 13-week period ended April 3, 2011 was derived from lower professional fees such as accounting and legal fees related to continuing operations. During the current period professional fees decreased by approximately $294,500 compared to the 13-week period ended April 3, 2011. In addition, our marketing-related expenses, bid and proposal fees, fees and expenses related to compliance with rules and regulations promulgated by the SEC, stockholder-related expenses and stock compensation expenses, partially offset by other expenses in this category, decreased in the fiscal quarter ended April 1, 2012 as compared to the same period in 2011.

The increase in the general and administrative expenses for the 26-week period ended April 1, 2012 as compared to the 26-week period ended April 3, 2011 was mainly due to stock-based compensation primarily resulting from the acceleration of non-vested stock options held by Mr. John J. Stuart, Jr., our former Chief Financial Officer, upon his retirement from ISC8 in December 2011. This increase is of non-recurring nature and was offset by decreases in marketing related expenses, bid and proposal fees and SEC- and stockholder-related expenses in the current period.

Research and Development Expense. Research and development expense primarily consists of wages and related benefits for our research and development staff, independent contractor consulting fees and subcontractor and vendor expenses directly incurred in support of internally funded research and development projects, plus associated overhead expenses. Research and development expense for the 13-week and 26-week periods ended April 1, 2012 as compared to the 13-week and 26-week periods ended April 3, 2011 is shown in the following table and discussed more fully below:

13-Week Comparisons	Research and Development Expense	Percentage of Total Revenue
13 weeks ended April 3, 2011	$659,700	67%
Dollar increase in current comparable 13 weeks	1,103,000

13 weeks ended April 1, 2012	$1,762,700	147%
Percentage increase in current 13 weeks	167%

26-Week Comparisons	Research and Development Expense	Percentage of Total Revenue
26 weeks ended April 3, 2011	$1,193,600	61%
Dollar increase in current comparable 26 weeks	2,399,900

26 weeks ended April 1, 2012	$3,593,500	144%
Percentage decrease in current 26 weeks	201%

The changes in research and development expense in the 13-week and 26-week periods ended April 1, 2012 as compared to the 13-week and 26-week periods ended April 3, 2011 are largely related to the development expenses of our Texas-based cyber security products which we opened and commenced staffing in April, 2011. Many of those expenses relate to hiring of highly-skilled development and support staff, software licensing expenses, consulting fees and operating leases of two facilities and equipment to support product development. Approximately $2,900,000 of the $3,600,000 research and development expenses for the 26-week period ended April 1, 2012 related to our Texas-based cyber security product development operations. Concurrent with implementation of this focused cyber security product development activity, we de-emphasized other internal research and development activities. We expect to continue to allocate significant resources to the development of our cyber security products in future periods, which may result in further increases in research and development expense as compared to prior fiscal periods.

Interest Expense. Our interest expense for the 13-week and 26-week periods ended April 1, 2012, compared to the 13-week and 26-week periods ended April 3, 2011, decreased substantially, as shown in the following table and discussed more fully below:

13-Week Comparisons	Interest Expense
13 weeks ended April 3, 2011	$3,026,300
Dollar decrease in current comparable 13 weeks	(1,556,300)

13 weeks ended April 1, 2012	$1,470,000
Percentage decrease in current 13 weeks	51%

26-Week Comparisons	Interest Expense
26 weeks ended April 3, 2011	$5,182,600
Dollar decrease in current comparable 26 weeks	(2,043,900)

26 weeks ended April 1, 2012	$3,138,700
Percentage decrease in current 26 weeks	39%

The decrease in interest expense in the 13 weeks and 26 weeks ended April 1, 2012 as compared to comparable periods in 2011 was attributable primarily to interest and amortization of debt discounts and financing related costs on the Bridge Notes which was settled in the 26-week ended April 3, 2011. No similar expenses were incurred during fiscal quarter ended April 1, 2012. This decrease was primarily offset by interest and amortization of debt discounts and financing related costs incurred during the 26 weeks ended April 1, 2012 which resulted from the $5,000,000 line of credit from Partners for Growth III, L.P. in December 2011 and the issuance of our Senior Subordinated Notes and Subordinated Notes in December 2010, March 2011 and July 2011. See the discussion below under the section titled “Contractual Obligations and Commitments” for further information regarding the Bridge Notes, Senior Subordinated Notes and Subordinated Notes.

Change in Fair Value of Derivative Liability. We recorded a substantial increase in our change in fair value of derivative liability for the 13-week and 26-week periods ended April 1, 2012, compared to the 13-week and 26-week periods ended April 3, 2011, as shown in the following table and discussed more fully below:

13-Week Comparisons	Change in Fair Value of Derivative Liability
13 weeks ended April 3, 2011	$(1,957,800)
Dollar increase in current comparable 13 weeks	(12,202,300)

13 weeks ended April 1, 2012	$(14,160,100)
Percentage change in current 13 weeks	623%

26-Week Comparisons	Change in Fair Value of Derivative Liability
26 weeks ended April 3, 2011	$(8,440,500)
Dollar increase in current comparable 26 weeks	(8,029,600)

26 weeks ended April 1, 2012	$(16,470,100)
Percentage change in current 26 weeks	95%

As of April 1, 2012, instruments deemed to be derivatives consisted of embedded derivatives related to the Subordinated Notes and certain warrants issued in connection with our Revolving Line of Credit. The Company revalued these derivatives as of April 1, 2012 and recorded an increase in their fair value of approximately $12,000,000 and $8,000,000 for the 13-week and 26-week periods ended April 1, 2012. Given the price volatility of our Common Stock, we anticipate that there could be additional substantial change in fair value of derivative liability expense that we will be required to record in future reporting periods, unless and until the Subordinated Notes are converted into, and/or the warrants are exercised for the purchase of Common Stock pursuant to their respective terms. In the event of such conversion or exercise, which we cannot guarantee, the derivative liability associated with these instruments would be eliminated.

Net Loss Attributable to ISC8. Our net loss attributable to ISC8 increased in the 13-week and 26-week periods ended April 1, 2012, compared to the 13-week and 26-week periods ended April 3, 2011, as shown in the following table and discussed more fully below:

13-Week Comparisons	Net Loss Attributable to Company
13 weeks ended April 3, 2011	$(7,550,600)
Dollar increase in current comparable 13 weeks	(3,776,800)

13 weeks ended April 1, 2012	$(11,327,400)
Percentage increase for current 13 weeks	50%

26-Week Comparisons	Net Loss Attributable to Company
26 weeks ended April 3, 2011	$(18,382,800)
Dollar increase in current comparable 26 weeks	(1,194,000)

26 weeks ended April 1, 2012	$(19,576,800)
Percentage increase for current 26 weeks	6%

The increase in net loss attributable to ISC8 in the 13-week and 26-week periods ended April 1, 2012, compared to the 13-week and 26-week periods ended April 3, 2011, was substantially attributable to the change of fair value of derivative liability, a non-cash item, discussed above mainly due to higher stock prices during the current period.

Liquidity and Capital Resources

Our liquidity in terms of both cash and cash equivalents and elimination of working capital deficit was substantially improved in the first 26 weeks of fiscal 2012, largely as a result of the proceeds realized from the Thermal Imaging Asset Sale during the current period, as shown in the following table and discussed more fully below:

	Cash and Cash Equivalents	Working Capital (Deficit)
October 2, 2011	$2,734,600	$(4,119,800)
Dollar increase as of April 1, 2012	4,446,000	2,313,500

April 1, 2012	$7,180,600	$(1,806,300)
Percentage increase as of April 1, 2012	163%	56%

The aggregate of our non-cash depreciation and amortization expense, non-cash interest expense, non-cash change in fair value of derivative instruments and non-cash deferred stock-based compensation was $20,768,300 in the 26 weeks ended April 1, 2012. These non-cash operational expenses partially offset the use of cash derived from our net loss and various timing and cash deployment effects, the largest of which were a $674,700 increase in our inventory, unbilled revenues on uncompleted contracts and prepaid expenses. We also generated $454,900 of cash from the increase in our accounts payable during the first half of Fiscal 2011. The aggregate of these and other less significant factors was an operational use of cash in the amount of $6,110,900 in the 26 weeks ended April 1, 2012. During the 26-week period ended April 1, 2012, we also generated $5,000,000 in cash as proceeds from our Revolving Credit Facility from PFG and used approximately $2,497,300 to pay in full the secured promissory note held (the “Secured Promissory Note”) by Mr. Timothy Looney (See Note 2 in the Accompanying Notes to Condensed Consolidated Financial Statements) leaving a net cash provided from financing activities of $2,551,400. We also used $301,800 of cash for equipment expenditures in the first half of Fiscal 2012. These and other uses of cash were offset by $8,307,300 of net cash provided by discontinued operations, resulting in the net $4,446,000 increase of cash in the 26-week period ended April 1, 2012. These proceeds from financing and discontinued operations were the primary source of improvement in our working capital in the current period.

At April 1, 2012, our funded backlog was approximately $862,000. We expect, but cannot guarantee, that a substantial portion of our funded backlog at April 1, 2012 will result in revenue recognized in the next twelve months. In addition, our government research and development contracts and product purchase orders typically include unfunded backlog, which is funded when the previously funded amounts have been expended or product delivery schedules are released. As of April 1, 2012, our total backlog, including unfunded portions, was approximately $1,200,000.

Contracts with government agencies may be suspended or terminated by the government at any time, subject to certain conditions. Similar termination provisions are typically included in agreements with prime contractors. While we have only experienced a small number of contract terminations, none of which were recent, we cannot assure you that we will not experience suspensions or terminations in the future. Any such termination, if material, could cause a disruption of our revenue stream, materially adversely affect our liquidity and results of operations and result in employee layoffs.

Off-Balance Sheet Arrangements

Our conventional operating leases are either immaterial to our financial statements or do not contain the types of guarantees, retained interests or contingent obligations that would require their disclosures as an “off-balance sheet arrangement” pursuant to Regulation S-K Item 303(a)(4). As of April 1, 2012 and October 2, 2011, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commitments

Debt. At April 1, 2012, we had approximately $25,638,500 of debt, which consisted of (i) an initial loan (the “Initial Revolving Loan”) under our Revolving Credit Facility, with a principal balance of $5,000,000; (ii) Subordinated Notes with an aggregate principal balance of approximately $16,122,400; and (iii) Senior Subordinated Notes with an aggregate principal balance of approximately $4,516,100. Each of these instruments is described more fully below. (See Note 2 of the Accompanying Notes to Condensed Consolidated Financial Statements).

In December 2011, we entered into a Loan and Security Agreement (the “Loan Agreement”) with PFG pursuant to which the Company obtained a two year, $5,000,000 Revolving Credit Facility from PFG. Upon execution of the Loan Agreement, we borrowed the entire $5,000,000 available thereunder and used approximately $1,900,000 of that Initial Revolving Loan to repay the Secured Promissory Note. We expect to use the remaining proceeds of the Initial Revolving Loan, less expenses thereof and the repayment of the Secured Promissory Note, for general working capital purposes, but may repay some portion of the Initial Revolving Loan to PFG prior to its maturity date. Any further borrowings by us under the Loan Agreement will be subject to our compliance with certain financial and other covenants in the Loan Agreement, provided that no default or event of default (as defined in the Loan Agreement) has occurred and is continuing.

The maturity date for the Initial Revolving Loan and any other loans issued pursuant to the Revolving Credit Facility (collectively, the “Loans”) is December 14, 2013 (the “Maturity Date”). Interest on the Loans accrues at the rate of 12% per annum. Interest only on the Loans is payable monthly on the third business day of each month for interest accrued during the prior month, and the remaining balance is payable on the Maturity Date. Each of Costa Brava Partnership III L.P. (“Costa Brava”) and The Griffin Fund LP (“Griffin”), our major stockholders and debt holders, individually and collectively, jointly and severally, have unconditionally guaranteed repayment to PFG of $2,000,000 of our monetary obligations under the Loan Agreement.

To secure the payment of all of our obligations under the Loans when due, we granted to PFG a first position, continuing security interest in substantially all of our assets, including substantially all of our intellectual property, subject to the commitment by PFG to release any security interests in any assets sold by us in the Thermal Imaging Asset Sale. Such sale was consummated on January 31, 2012 and PFG subsequently released its security interests in the assets related to the Thermal Imaging Business. In addition, Costa Brava, Griffin and certain other of our existing creditors have agreed that, while any obligations remain outstanding by the Company to PFG, their respective security interests in and liens on our assets shall be subordinated and junior to those of PFG. In connection with the Loan Agreement, our previous senior creditor, Summit Financial Resources, L.P. cancelled its receivables line agreement with us, and terminated it related security interests in and liens on our assets.

In December 2010, we issued and sold to Costa Brava and Griffin 12% Subordinated Secured Convertible Notes (the “Subordinated Notes”) due December 23, 2015 in the aggregate principal amount of $7,774,800, and agreed to issue and sell in a subsequent closing not later than April 30, 2011 (subject to certain conditions) additional Subordinated Notes (the “Milestone Notes”) to Costa Brava and Griffin for an aggregate purchase price of $1,200,000 (collectively, the “Institutional Financing”). The Milestone Notes were issued in March 2011. We sold an additional $5,000,000 of Subordinated Notes to five accredited investors, including Costa Brava and Griffin, in July 2011. In addition, in Fiscal 2011, certain holders of unsecured convertible promissory notes that we issued in November and December 2010 elected to convert an aggregate of $1,578,300 of principal and accrued interest of those notes into the securities issued in the Institutional Financing, a portion of which involved conversion into Subordinated Notes.

The Subordinated Notes bear interest at a rate of 12% per annum, due and payable quarterly within 10 business days of the end of each calendar quarter, calculated on the simple interest basis of a 365-day year for the actual number of days elapsed. For the first two years of the respective term of the Subordinated Notes, we have the option, subject to the satisfaction of certain customary equity conditions, to pay all or a portion of the interest due on each interest payment date in shares of Common Stock, with the price per share calculated based on the weighted average price of our Common Stock over the last 20 trading days ending on the second trading day prior to the interest payment date. The foregoing notwithstanding, until the Loans are repaid in full and the Revolving Credit Facility is no longer in effect, cash interest on the Subordinated Notes must instead be paid by either payment in shares of Common Stock or by adding the amount of such interest to the outstanding principal amount of the Subordinated Notes as Paid In Kind (“PIK”) interest. As a result of the addition of such PIK interest, the outstanding principal balance of the Subordinated Notes at April 1, 2012, exclusive of the effect of debt discounts, was approximately $16,122,400. The principal and accrued but unpaid interest under the

Subordinated Notes is convertible at the option of the holder into shares of Common Stock at an initial conversion price of $0.07 per share. The conversion price is subject to full ratchet adjustment for certain price dilutive issuances of securities by us and proportional adjustment for events such as stock splits, dividends, combinations and the like. Beginning after the first two years of the term of the Subordinated Notes, we may cause the Subordinated Notes to be converted to Common Stock if certain customary equity conditions have been satisfied and the volume weighted average price of our Common Stock is $0.25 or greater for 30 consecutive trading days.

The Subordinated Notes are secured by substantially all of our assets pursuant to a Security Agreement dated December 23, 2010 and July 1, 2011, as applicable, between us and Costa Brava as representative of the holders of Subordinated Note, but these security interests are subordinate in right of payment to the Loans issued under our Revolving Credit Facility.

The Subordinated Notes have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold absent registration or an applicable exemption from registration.

In March 2011, we issued and sold in two closings to Costa Brava and Griffin 12% Senior Subordinated Secured Notes due March 2013 (the “Senior Subordinated Notes”) in the aggregate principal amount of $4,000,000. In July 2011, the Senior Subordinated Notes were amended to permit the holders to demand repayment at any time on or after July 16, 2012, in partial consideration for permitting the issuance of additional Subordinated Notes. Because of this demand feature, the Senior Subordinated Notes have been classified as current obligations in our Condensed Consolidated Balance Sheets as of April 1, 2012 and October 2, 2011.

The Senior Subordinated Notes bear interest at a rate of 12% per annum, due and payable quarterly in cash within 10 business days of the end of each calendar quarter, calculated on the simple interest basis of a 365-day year for the actual number of days elapsed. The foregoing notwithstanding, until the Loans issued pursuant to the Revolving Credit Facility are repaid in full and said Revolving Credit Facility is no longer in effect, cash interest on the Senior Subordinated Notes must instead be paid by adding the amount of such interest to the outstanding principal amount of the Senior Subordinated Notes as PIK interest. As a result of the addition of such interest, the outstanding principal balance of the Senior Subordinated Notes at April 1, 2012 was approximately $4,516,100.

The Senior Subordinated Notes are secured by substantially all of the assets of the Company pursuant to Security Agreements dated March 16, 2011 and March 31, 2011 between us and Costa Brava as representative of holders of the Senior Subordinated Note, but the liens securing the Senior Subordinated Notes are subordinated in right of payment to the Loans issued pursuant to our Revolving Credit Facility.

Capital Lease Obligations. The outstanding principal balance on our capital lease obligations of $87,200 at April 1, 2012 relates primarily to computer equipment and software and is included as part of current and non-current liabilities within our consolidated balance sheet.

Operating Lease Obligations. We have various operating leases covering equipment and facilities located at our offices in Costa Mesa, California and Richardson, Texas.

Deferred Compensation. We have a deferred compensation plan, the Executive Salary Continuation Plan (the “ESCP”), for select key employees. Benefits payable under the ESCP are established on the basis of years of service with the Company, age at retirement and base salary, subject to a maximum benefits limitation of $137,000 per year for any individual. The ESCP is an unfunded plan. The recorded liability for future expense under the ESCP is determined based on expected lifetime of participants using Social Security mortality tables and discount rates comparable to that of rates of return on high quality investments providing yields in amount and timing equivalent to expected benefit payments. At the end of each fiscal year, we determine the assumed discount rate to be used to discount the ESCP liability. We considered various sources in making this determination for Fiscal 2011, including the Citigroup Pension Liability Index, which at September 30, 2011 was 4.69%. Based on this review, we used a 4.69% discount rate for determining the ESCP liability at October 2, 2011. Presently, two of our retired executives are receiving benefits aggregating $184,700 per annum under the ESCP. As of April 1, 2012, $1,160,100 has been accrued in the accompanying consolidated balance sheet for the ESCP, of which amount $184,700 is a current liability we expect to pay during the remainder of Fiscal 2012 and the first quarter of Fiscal 2013.

Stock-Based Compensation

Aggregate stock-based compensation for the 26-week periods ended April 1, 2012 and April 3, 2011 was $1,099,200 and $520,100, respectively, and was attributable to the following:

	26 Weeks Ended April 1, 2012	26 Weeks Ended April 3, 2011
Cost of revenues	$114,500	$5,200
General and administrative expense	984,700	514,900

	$1,099,200	$520,100

All transactions in which goods or services are the consideration received for equity instruments issued to non-employees are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of any such equity instrument is the earliest to occur of (i) the date on which the third-party performance is complete, (ii) the date on which it is probable that performance will occur, or (iii) if different, the date on which the compensation has been earned by the non-employee. In the 26-week period ended April 1, 2012, we issued to PFG warrants to purchase 15,000,000 shares of our Common Stock, valued at $250,000 pursuant to which the Company obtained the Revolving Credit Facility. We have recorded this expense as a debt discount, which is being amortized over the two-year term of the Revolving Credit Facility.

We calculate stock option-based compensation by estimating the fair value of each option granted using the Black-Scholes option valuation model and various assumptions that are described in Note 1 of the Accompanying Notes to Condensed Consolidated Financial Statements included in this Report. Once the compensation cost of an option is determined, we recognize that cost on a straight-line basis over the requisite service period of the option, which is typically the vesting period for options granted by us. We calculate compensation expense of both vested and nonvested stock grants by determining the fair value of each such grant as of their respective dates of grant using our stock price at such dates with no discount. We recognize compensation expense on a straight-line basis over the requisite service period of a nonvested stock award.

For the 13-week and 26-week periods ended April 1, 2012, stock-based compensation included compensation costs attributable to such periods for those options that were not fully vested upon adoption of ASC 718, Compensation — Stock Compensation, adjusted for estimated forfeitures. We have estimated forfeitures to be 7%, which reduced stock-based compensation cost by $21,900 and $84,800 in the 13-week and 26-week periods ended April 1, 2012, respectively. The Company granted options to purchase 40,000 and 1,227,500 shares of Common Stock in the 13-week and 26-week periods ended April 1, 2012. There were grants of options to purchase 24,125,000 and 43,625,000 shares of common stock in the 13-week and 26-week periods ended April 3, 2011.

At April 1, 2012, the total compensation costs related to nonvested option awards not yet recognized was $1,782,100. The weighted-average remaining vesting period of nonvested options at April 1, 2012 was 1.1 years.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the SEC is (i) recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes to Internal Control over Financial Reporting. We have undertaken, and will continue to undertake, an effort comply with Section 404 of the Sarbanes-Oxley Act of 2002. This effort, under the direction of senior management, includes the documentation, testing and review of our internal controls. During the course of these activities, we have identified potential improvements to our internal controls over financial reporting, including some that we have implemented in the first and second quarter of Fiscal 2012, largely the modification or expansion of internal process documentation, and some that we are currently evaluating for possible future implementation. During the first and second quarter of Fiscal 2012, we also commenced, but had not yet completed by April 1, 2012, the implementation of various software packages designed to more fully integrate our internal controls to reduce the potential for manual errors derived from multiple data entries. We expect to continue documentation, testing and review of our internal controls on an on-going basis and may identify other control deficiencies, possibly including material weaknesses, and other potential improvements to our internal controls in the future. We are also in the process of obtaining ISO-9001 re-certification following consummation of Thermal Imaging Asset Sale and we expect to complete this process during the third quarter of Fiscal 2012. We cannot guarantee that we will remedy any potential material weaknesses that may be identified in the future, or that we will continue to be able to comply with Section 404 of the Sarbanes-Oxley Act.

Other than as described above, there have not been any other changes that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth under “Litigation” in Note 7 in the Accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report, is incorporated herein by reference.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 6. Exhibits

3.1.1	Certificate of Incorporation of the Registrant, (1)

3.1.2	Certificate of Elimination of the Series B Convertible Cumulative Preferred Stock, Series C Convertible Cumulative Preferred Stock, Series D Convertible Preferred Stock and Series E Convertible Preferred Stock (2)

3.1.3	Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series A-1 10% Cumulative Convertible Preferred Stock(3)

3.1.4	Certificate of Amendment of Certificate of Incorporation to increase the authorized shares of the Corporation’s common stock and the authorized shares of the Corporation’s Preferred Stock (3)

3.1.5	Certificate of Amendment of Certificate of Incorporation to reclassify, change, and convert each ten (10) outstanding shares of the Corporation’s common stock into one (1) share of common stock (4)

3.1.6	Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series A-2 10% Cumulative Convertible Preferred Stock (5)

3.1.7	Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series B Convertible Preferred Stock (6)

3.1.8	Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series C Convertible Preferred Stock (7)

3.1.9	Certificate of Amendment dated March 9, 2011 to Certificate of Incorporation to increase the authorized shares of the Company’s Common Stock (8)

3.1.10	Certificate of Amendment of Certificate of Incorporation to increase the authorized shares of the Corporation’s common stock from 500,000,000 to 800,000,000 and change of name of corporation to ISC8 Inc. from Irvine Sensors Corporation (9)

3.2	By-laws, as amended and currently in effect (10)

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) the Condensed Consolidated Balance Sheets at April 1, 2012 and October 2, 2011, (ii) the Condensed Consolidated Statements of Operations for the 13 weeks ended January 1, 2012 and January 2, 2011, and the 26 weeks ended April 1, 2012 and April 3, 2011, (iii) the Condensed Consolidated Statement of Stockholders’ Deficit, (iv) the Condensed Consolidated Statements of Cash Flows for the 26 weeks ended April 1, 2012 and April 3, 2011, and (v) the Notes to Condensed Consolidated Financial Statements.*

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003 as filed with the SEC on December 24, 2003 (File No. 001-08402).
(2)	Incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K as filed with the SEC on April 18, 2008.
(3)	Incorporated by reference to Exhibit 3.5 to the Registrant’s Current Report on Form 8-K as filed with the SEC on August 27, 2008.
(4)	Incorporated by reference to Exhibit 3.6 to the Registrant’s Current Report on Form 8-K as filed with the SEC on August 27, 2008.
(5)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on March 24, 2009.
(6)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on October 1, 2009.
(7)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on May 4, 2010.
(8)	Incorporated by reference to Exhibit No. 3.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on March 15, 2011.
(9)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on January 25, 2012.
(10)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on September 21, 2007, and by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on December 29, 2010.
*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ISC8 INC.

(Registrant)

Date: May 11, 2012	By:	/s/ Dan A. Regalado
Dan A. Regalado
Chief Financial Officer
(Principal Financial and Chief Accounting Officer)

Exhibit Index

3.1.1	Certificate of Incorporation of the Registrant (1)

3.1.2	Certificate of Elimination of the Series B Convertible Cumulative Preferred Stock, Series C Convertible Cumulative Preferred Stock, Series D Convertible Preferred Stock and Series E Convertible Preferred Stock (2)

3.1.3	Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series A-1 10% Cumulative Convertible Preferred Stock(3)

3.1.4	Certificate of Amendment of Certificate of Incorporation to increase the authorized shares of the Corporation’s common stock and the authorized shares of the Corporation’s Preferred Stock (3)

3.1.5	Certificate of Amendment of Certificate of Incorporation to reclassify, change, and convert each ten (10) outstanding shares of the Corporation’s common stock into one (1) share of common stock (4)

3.1.6	Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series A-2 10% Cumulative Convertible Preferred Stock (5)

3.1.7	Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series B Convertible Preferred Stock (6)

3.1.8	Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series C Convertible Preferred Stock (7)

3.1.9	Certificate of Amendment dated March 9, 2011 to Certificate of Incorporation to increase the authorized shares of the Company’s Common Stock (8)

3.1.10	Certificate of Amendment of Certificate of Incorporation to increase the authorized shares of the Corporation’s common stock from 500,000,000 to 800,000,000 and change of name of corporation to ISC8 Inc. from Irvine Sensors Corporation (9)

3.2	By-laws, as amended and currently in effect (10)

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at April 1, 2012 and October 2, 2011, (ii) the Condensed Consolidated Statements of Operations for the 13 weeks ended January 1, 2012 and January 2, 2011, and the 26 weeks ended April 1, 2012 and April 3, 2011, (iii) the Condensed Consolidated Statement of Stockholders’ Deficit, (iv) the Condensed Consolidated Statements of Cash Flows for the 26 weeks ended April 1, 2012 and April 3, 2011, and (v) the Notes to Condensed Consolidated Financial Statements.*

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003 as filed with the SEC on December 24, 2003 (File No. 001-08402).
(2)	Incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K as filed with the SEC on April 18, 2008.
(3)	Incorporated by reference to Exhibit 3.5 to the Registrant’s Current Report on Form 8-K as filed with the SEC on August 27, 2008.
(4)	Incorporated by reference to Exhibit 3.6 to the Registrant’s Current Report on Form 8-K as filed with the SEC on August 27, 2008.
(5)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on March 24, 2009.
(6)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on October 1, 2009.
(7)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on May 4, 2010.
(8)	Incorporated by reference to Exhibit No. 3.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on March 15, 2011.
(9)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on January 25, 2012.
(10)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on September 21, 2007, and by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on December 29, 2010.
*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.