Form 10-Q
period 2012-07-01
ISC8 INC. /DE
filed 2012-08-15
CIK 357108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2012

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

As of August 13, 2012, there were 131,357,678 shares of common stock outstanding.

ISC8 INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL PERIOD ENDED July 1, 2012

In this report, the terms “ISC8”, “Irvine Sensors,” the “Company,” “we,” “us” and “our” refer to ISC8 Inc. (“ISC8”) and its subsidiaries.

ISC8™, ISC8[secure]™, Irvine Sensors®, Neo-Chip™, Neo-Stack®, Neo-Layer™, TOWHAWK®, Novalog™, Vault®, Eagle Boards™, and RedHawk™ are among the Company’s trademarks. Any other trademarks or trade names mentioned in this report are the property of their respective owners.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

ISC8 INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 1, 2012	October 2, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,660,200	$2,734,600
Accounts receivable, net	117,700	562,700
Due from Vectronix, Inc	1,500,200	—
Unbilled revenues on uncompleted contracts	1,028,900	526,500
Inventory, net	133,100	47,600
Prepaid expenses and other current assets	258,100	117,800
Current assets of discontinued operations	—	2,786,200

Total current assets	6,698,200	6,775,400
Property and equipment, net	999,800	1,237,900
Intangible assets, net	9,000	10,400
Deferred financing costs	997,900	1,052,300
Deposits	171,600	196,600
Non-current assets of discontinued operations	—	1,312,200

Total assets	$8,876,500	$10,584,800

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$340,100	$677,500
Accrued expenses	2,331,400	1,075,200
Advance billings on uncompleted contracts	170,200	397,200
Senior secured revolving credit facility loan, net of discounts	4,478,000	—
Secured promissory note	—	2,097,200
Senior subordinated secured promissory notes	4,651,200	4,257,600
Settlement agreements obligations, current portion	17,200	632,200
Capital lease obligations, current portion	16,300	13,800
Current liabilities from discontinued operations	—	1,744,500

Total current liabilities	12,004,400	10,895,200
Subordinated secured convertible promissory notes, net of discounts	5,877,000	3,944,800
Settlement agreement obligations, less current portion	4,300	18,700
Derivative liability	18,021,900	13,352,800
Executive Salary Continuation Plan liability	1,023,700	1,005,400
Capital lease obligations, less current portion	67,400	79,400

Total liabilities	36,998,700	29,296,300

Commitments and contingencies (Note 7)
Stockholders’ deficit:
Convertible preferred stock, $0.01 par value, 1,000,000 shares authorized, Series B – 1,000 and 1,800 shares issued and outstanding as of July 1, 2012 and October 2, 2011, respectively (1); liquidation preference of $990,000 and $1,695,600 as of July 1, 2012 and October 2, 2011, respectively	—	—
Common stock, $0.01 par value, 800,000,000 shares authorized, 126,898,500 and 113,695,800 shares issued and outstanding as of July 1, 2012 and October 2, 2011, respectively (1)	1,269,000	1,137,000
Common stock held by Rabbi Trust	(1,020,700)	(1,020,700)
Deferred compensation liability	1,020,700	1,020,700
Paid-in capital	174,480,200	171,385,300
Accumulated deficit	(204,195,800)	(191,558,200)

ISC8 stockholders’ deficit	(28,446,600)	(19,035,900)
Non-controlling interest	324,400	324,400

Total stockholders’ deficit	(28,122,200)	(18,711,500)

Total liabilities and stockholders’ deficit	$8,876,500	$10,584,800

(1)	The number of shares of preferred stock and common stock issued and outstanding have been rounded to the nearest one hundred (100).

See Accompanying Notes to Condensed Consolidated Financial Statements.

ISC8 INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Total revenues	$932,900	$1,560,900	$3,432,100	$3,508,200

Cost and expenses
Cost of revenues	521,600	1,294,100	2,495,700	3,448,500
General and administrative expense	2,046,700	1,908,300	6,205,300	5,829,600
Research and development expense	1,979,100	677,400	5,572,600	1,871,000

Total costs and expenses	4,547,400	3,879,800	14,273,600	11,149,100

Loss from operations	(3,614,500)	(2,318,900)	(10,841,500)	(7,640,900)
Interest expense	(1,508,700)	(1,054,200)	(4,647,400)	(6,236,800)
Change in fair value of derivative liability	12,051,000	7,697,800	(4,419,100)	(742,700)
Other income (expense)	11,400	6,400	13,800	(4,300)

Income (loss) from continuing operations before provision for income taxes	6,939,200	4,331,100	(19,894,200)	(14,624,700)
Provision for income taxes	—	(3,300)	(3,200)	(3,300)

Income (loss) from continuing operations	6,939,200	4,327,800	(19,897,400)	(14,628,000)

Income (loss) from operations of discontinued operations	—	171,800	(487,900)	744,800
Gain on disposal of discontinued operations	—	—	7,747,700	—

Net earnings from discontinued operations	—	171,800	7,259,800	744,800

Net income (loss)	$6,939,200	$4,499,600	$(12,637,600)	$(13,883,200)

Basic earnings (loss) per share
Earnings (loss) from continuing operations	$0.06	$0.04	$(0.17)	$(0.17)

Earnings from discontinued operations	0.00	0.00	0.06	0.00

Net income (loss) per share, basic	$0.06	$0.04	$(0.11)	$(0.17)

Diluted earnings (loss) per share
Earnings (loss) from continuing operations	$0.02	$0.02	$(0.17)	$(0.18)

Earnings from discontinued operations	0.00	0.00	0.06	0.01

Diluted net income (loss) per share	$0.02	$0.02	$(0.11)	$(0.17)

Weighted average number of common shares outstanding, basic	125,865,300	107,504,800	119,539,400	83,105,800

Weighted average number of common shares outstanding, diluted	364,002,900	260,722,600	119,539,400	83,105,800

See Accompanying Notes to Condensed Consolidated Financial Statements.

ISC8 INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Series A- 1 and A-2 Preferred Stock Shares Issued (1)		Series B Preferred Stock Shares Issued (1)		Series C Preferred Stock Shares Issued (1)		Common Stock Shares Issued (1)		Common Stock Warrants Issued (1)	Prepaid Stock-Based Compensation	Paid-in Capital	Accumulated Deficit	Non- controlling Interest	Total Stockholders’ Deficit
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number
Balance at October 2, 2011	—	—	1,800	—	—	—	113,695,800	$1,137,000	10,115,800	$—	$171,385,300	$(191,558,200)	324,400	(18,711,500)
Common stock warrants expired	—	—	—	—	—	—	—	—	(41,100)	—	—	—	—	—
Common stock issued upon conversion of preferred stock	—	—	(800)	—	—	—	1,590,000	15,900	—	—	(15,900)	—	—	—
Common stock warrants issued to lending institution and affiliates	—	—	—	—	—	—	—	—	15,166,700	—	432,000	—	—	432,000
Common stock warrants exercised	—	—	—	—	—	—	15,400	200	(15,400)	—	1,800	—	—	2,000
Common stock issued to pay Board fees	—	—	—	—	—	—	218,200	2,200	—	—	24,400	—	—	26,600
Common stock options exercised	—	—	—	—	—	—	2,541,100	25,400	—	—	218,400	—	—	243,800
Common stock issued to pay interest in lieu of cash to subordinated secured convertible promissory note holders	—	—	—	—	—	—	8,704,700	87,000	—	—	877,600	—	—	964,600
Stock-based compensation expense – vested stock	—	—	—	—	—	—	133,300	1,300	—	—	17,300	—	—	18,600
Stock-based compensation expense – options	—	—	—	—	—	—	—	—	—	—	1,539,300	—	—	1,539,300
Net loss	—	—	—	—	—	—	—	—	—	—	—	(12,637,600)	—	(12,637,600)
Balance at July 1, 2012	—	$—	1,000	$—	—	$—	126,898,500	$1,269,000	25,226,000	$—	$174,480,200	$(204,195,800)	$324,400	$(28,122,200)

(1)	Amounts of preferred stock, common stock and warrants issued have been rounded to nearest one hundred (100).

See Accompanying Notes to Condensed Consolidated Financial Statements.

ISC8 INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	39 Weeks Ended
	July 1, 2012	July 3, 2011
Cash flows from operating activities:
Net loss	$(12,637,600)	$(13,883,200)
Less: income from discontinued operations	(7,259,800)	(744,800)

Loss from continuing operations	$(19,897,400)	$(14,628,000)

Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	546,400	822,600
Provision for allowance for inventory valuation	392,100	212,100
Non-cash interest expense	4,002,600	3,937,400
Change in fair value of derivative liability	4,419,100	742,800
Non-cash stock-based compensation	1,336,300	838,600
Non-cash employee retirement plan contribution	—	685,800
Decrease (increase) in accounts receivable	445,000	(443,900)
(Increase) in unbilled revenues on uncompleted contracts	(502,400)	(24,500)
(Increase) in inventory	(458,900)	(177,300)
(Increase) in prepaid expenses and other current assets	(140,300)	(9,800)
Decrease (increase) in deposits	25,000	(96,600)
Increase (decrease) in accounts payable and accrued expenses	590,800	(2,917,700)
(Decrease) in accrued estimated loss on contracts	—	(29,000)
Increase (decrease) in Executive Salary Continuation Plan liability	18,300	(62,700)
Increase (decrease) in advance billings on uncompleted contracts	(227,000)	66,000

Total adjustments	10,447,100	3,543,800

Net cash used in operating activities	(9,450,300)	(11,084,200)

Cash flows from investing activities:
Property and equipment expenditures	(325,500)	(386,100)

Net cash used in investing activities	(325,500)	(386,100)

Cash flows from financing activities:
Proceeds from options and warrants exercised	245,800	3,200
Proceeds from senior subordinated secured promissory notes	—	4,000,000
Proceeds from subordinated secured convertible promissory notes	—	11,224,800
Proceeds from unsecured convertible promissory notes	—	3,000,000
Net proceeds from senior secured revolving credit facility	5,000,000	—
Proceeds from sale of common stock units	—	3,307,200
Debt issuance costs paid	(142,600)	(1,548,200)
Decrease in advances against accounts receivable	—	(99,700)
Principal payments of notes payable and settlement agreements	(2,726,600)	(4,958,800)
Principal payments of capital leases	(9,500)	(300)

Net cash provided by financing activities	2,367,100	14,928,200

Cash flows from discontinued operations:
Operating cash flows	(72,200)	(755,600)
Investing cash flow	8,406,500	—

Net cash (used in) provided by discontinued operations	8,334,300	(755,600)

Net increase in cash and cash equivalents	925,600	2,702,300
Cash and cash equivalents at beginning of period	2,734,600	281,600

Cash and cash equivalents at end of period	$3,660,200	$2,983,900

Non-cash investing and financing activities:
Non-cash conversion of preferred stock to common stock	$785,000	$1,565,400
Property and equipment acquired for note payable	$—	$56,200
Equipment financed with capital leases	$—	$97,400
Conversion of Bridge Notes and accrued interest to common stock	$—	$463,900
Common stock issued to pay accrued interest and board fees	$991,200	$272,800
Accrued expenses settled with settlement agreement obligations	$—	$1,235,000
Issuance of common stock as deferred financing	$—	$750,000
Warrants issued to lending institution	$432,000	$190,600
Notes payable collected subsequent to July 3, 2011	$—	$2,000,000
Cashless warrant exercise	$—	$33,100
Senior subordinated secured promissory notes issued to settle accrued interest	$393,700	$—
Supplemental cash flow information:
Cash paid for interest	$427,014	$408,600
Cash paid for income taxes	$3,200	$3,200

See Accompanying Notes to Condensed Consolidated Financial Statements.

ISC8 INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — General

The information contained in the following Notes to Condensed Consolidated Financial Statements is condensed from that which appear in the audited consolidated financial statements for ISC8 Inc. (“ISC8”), and its subsidiaries (together with ISC8, the “Company”), and the accompanying unaudited condensed consolidated financial statements do not include certain financial presentations normally required under accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, the unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes thereto contained in the Annual Report on Form 10-K of the Company for the fiscal year ended October 2, 2011 (“Fiscal 2011”), including the risk factors contained therein, as updated in our Quarterly Report on Form 10-Q for the quarter ended January 1, 2012. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

The consolidated financial information for the 13-week and 39-week periods ended July 1, 2012 and July 3, 2011 included herein is unaudited but includes all normal recurring adjustments which, in the opinion of management of the Company, are necessary to present fairly the consolidated financial position of the Company at July 1, 2012, and the results of its operations and its cash flows for the 13-week and 39-week periods ended July 1, 2012 and July 3, 2011. The Company sold its thermal imaging business, consisting of the Company’s business of researching, developing, designing, manufacturing, producing, marketing, selling and distributing thermal camera products, including clip-on thermal imagers, thermal handheld and mounted equipment devices, other infrared imaging devices and thermal cameras, and in all cases, related thermal imaging products (the “Thermal Imaging Business”), to Vectronix, Inc. (“Vectronix”) on January 31, 2012 (the “Thermal Imaging Asset Sale”) pursuant to an Asset Purchase Agreement dated October 17, 2011 between the Company and Vectronix (the “Thermal Imaging APA”). The operations of the Thermal Imaging Business have been presented as discontinued operations. To provide comparability between the periods, the consolidated financial information for the 13-week and 39-week periods ended July 3, 2011 have been reclassified to reflect the Company’s results of continuing operations excluding the Thermal Imaging Business.

The condensed consolidated financial information as of July 1, 2012 included herein has been derived from the Company’s audited consolidated financial statements as of, and for the year ended, October 2, 2011.

Description of Business

The Company is actively engaged in the design, development, manufacture and sale of security products, particularly cyber security solutions for commercial and U.S. Government applications that utilize technologies that we have pioneered for three-dimensional (“3-D”) stacking of various products including semiconductors, anti-tamper systems, high-speed processor assemblies and miniaturized vision systems and sensors. The Company also performs customer-funded contract research and development related to these products, mostly for U.S. Government customers or prime contractors. Most of the Company’s historical business relates to the application of its technologies for stacking either packaged or unpackaged semiconductors into more compact 3-D forms, which the Company believes offer volume, power, weight and operational advantages over competing packaging approaches, which the Company believes allows it to offer higher-level products with unique operational features. The Company historically has introduced certain higher-level products in the fields of thermal imaging cores and high speed processing for cyber security that take advantage of the Company’s packaging technologies. Effective January 31, 2012, the Company completed the Thermal Imaging Asset Sale which is expected to allow the Company to focus its resources on the development of cyber security products targeting customers that are experiencing data exfiltration and data modifications due to attacks from advanced persistent threats (APTs). The products are intended for commercial and U.S. Government applications and to promote its applications for its 3-D chip stacking technologies to new and existing customers. In April 2011, the Company opened and commenced staffing a new office in Texas to house and to support its emerging cyber development business.

Liquidity Matters

As of July 1, 2012 we have used a significant portion of the cash obtained from both from the Thermal Imaging Sale and the Revolving Line of Credit to fund our operations, and have been unable to maintain positive cash flow during the 39-week period due to insufficient revenues. If we are unable to improve our operating financial condition, we may have to seek additional financing, and there can be no guarantee that such financing would be available on a timely basis, on terms that are acceptable or at all. Failure to do so and meet the repayment or other obligations of our existing debt could result in default and acceleration of debt maturity, which could materially adversely affect our business, and financial condition, and threaten our viability as a going concern.

Summary of Significant Accounting Policies

Consolidation. The consolidated financial statements include the accounts of ISC8 and its subsidiaries, Novalog, Inc. (“Novalog”), MicroSensors, Inc. (“MSI”), RedHawk Vision Systems, Inc. (“RedHawk”) and iNetWorks Corporation (“iNetWorks”). The Company’s subsidiaries do not presently have material operations or assets. All significant intercompany transactions and balances have been eliminated in the consolidation. None of the Company’s subsidiaries accounted for more than 10% of the Company’s total assets or operations at July 1, 2012 and October 2, 2011 or had separate employees or facilities at such dates.

Fiscal Periods. The Company’s fiscal year ends on the Sunday nearest September 30. Fiscal 2011 ended on October 2, 2011 and consisted of 52 weeks. The fiscal year ending September 30, 2012 (“Fiscal 2012”) will consist of 52 weeks. The Company’s first three quarters of Fiscal 2012 consisted of 39 weeks ended July 1, 2012.

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

Derivatives. A derivative is an instrument whose value is “derived” from an underlying instrument or index such as a future, forward, swap, option contract, or other financial instrument with similar characteristics, including certain derivative instruments embedded in other contracts (“embedded derivatives”) and for hedging activities. As a matter of policy, the Company does not invest in separable financial derivatives or engage in hedging transactions. However, the Company has entered into complex financing transactions, including the debt transactions entered into in Fiscal 2011 and Fiscal 2012, that involve financial instruments containing certain features that have resulted in the instruments being deemed derivatives or containing embedded derivatives. The Company may engage in other similar complex debt transactions in the future, but not with the intention to enter into derivative instruments. Derivatives and embedded derivatives, if applicable, are measured at fair value using the binomial lattice (“Binomial Lattice”) pricing model and marked to market through earnings. However, such new and/or complex instruments may have immature or limited markets. As a result, the pricing models used for valuation of derivatives often incorporate significant estimates and assumptions, which may impact the level of precision in the financial statements. Furthermore, depending on the terms of a derivative or embedded derivative, the valuation of derivatives may be removed from the financial statements upon conversion of the underlying instrument into some other security.

Subsequent Events. Management has evaluated events subsequent to July 1, 2012 through the date the accompanying condensed consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events that may require adjustment of and/or disclosure in such financial statements. As of July 31, 2012, the Company was not in compliance with the financial covenants in the Senior Secured Revolving Credit Facility with PFG (the “PFG Credit Facility”). The lack of compliance has no effect on the financial statements presented herein, because the PFG Credit Facility is classified as a current liability. The Company is in the process of negotiating a waiver of this default from PFG.

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

In December 2011, the Company used approximately $1,900,000 of the proceeds of a new $5,000,000 revolving credit facility, described more fully below, to repay the remaining amount of principal, interest, fees and other amounts owed by the Company under the Secured Promissory Note, thereby satisfying all remaining obligations of the Company pursuant to the Settlement and Release Agreement. In October and November the Company paid approximately $200,000 of the principal balance.

Senior Secured Revolving Credit Facility

In December 2011, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Partners for Growth III, L.P. (“PFG”) pursuant to which the Company obtained a two-year, $5,000,000 revolving credit facility from PFG (the “Revolving Credit Facility”). As additional consideration for entering into the Agreement, the Company issued to PFG, and two of its affiliated entities, 7-year warrants to purchase an aggregate of 15,000,000 shares of the Company’s Common Stock (the “Common Stock”) at the exercise price of $0.11 per share (the “Warrants”). If the Company attains certain specified revenue and EBITDA thresholds for calendar year 2012, the aggregate number of shares issuable upon exercise of the Warrants will be reduced to 10,000,000 shares. As a result of the potential adjustment of the Warrants, the Company considered such warrants to be derivatives and recorded their fair value of approximately $250,000 at the date of issuance as a liability and as a discount to the underlying credit facility. The Company revalues the derivatives at the end of every quarter and market value of these warrants as of July 1, 2012 is approximately $426,000.

Upon execution of the Loan Agreement, the Company borrowed the entire $5,000,000 available thereunder (the “Initial Revolving Loan”) and used approximately $1,900,000 of those funds to repay the Secured Promissory Note. The Company intends to use the remaining proceeds of the Initial Revolving Loan, less expenses thereof and the repayment of the Secured Promissory Note, for general working capital purposes, but may repay some portion of the Initial Revolving Loan to PFG prior to its maturity date. At July 1, 2012, the principal balance outstanding under the Revolving Credit Facility was $5,000,000 and the Company was in compliance with the financial and other covenants (see Note 1 — Subsequent events).

The maturity date for the Initial Revolving Loan issued pursuant to the Revolving Credit Facility (the “Loan”) is December 14, 2013 (the “Maturity Date”). However, given our history of recurring losses, we cannot assure that we will be able to meet certain financial and other covenants in the Loan Agreement prior to the Maturity Date. Interest on the Loan accrues at the rate of 12% per annum. Interest only on the Loan is payable monthly on the third business day of each month for interest accrued during the prior month, and the remaining balance is payable on the Maturity Date. Each of Costa Brava Partnership III L.P. (“Costa Brava”) and The Griffin Fund L.P. (“Griffin”), major stockholders and debt holders of the Company, individually and collectively, jointly and severally, have unconditionally guaranteed repayment to PFG of $2,000,000 of the Company’s monetary obligations under the Loan Agreement.

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

Senior Subordinated Secured Promissory Notes

In March 2011, the Company issued and sold to two accredited investors, Costa Brava and Griffin, 12% senior subordinated secured promissory notes due March 2013 (the “Senior Subordinated Notes”) in the aggregate principal amount of $4,000,000. In July 2011, the Senior Subordinated Notes were amended to permit the holders to demand repayment at any time on or after July 16, 2012, in partial consideration for permitting the issuance of additional 12% subordinated secured convertible promissory notes (“Subordinated Notes”) as discussed below. Neither Costa Brava nor Griffin exercised their respective right to demand repayment at any time during this fiscal period. Because of this demand, the Senior Subordinated Notes have been classified as current obligations in the Company’s Condensed Consolidated Balance Sheets of July 1, 2012 and October 2, 2011.

The Senior Subordinated Notes bear interest at a rate of 12% per annum, due and payable quarterly in cash within 10 business days of the end of each calendar quarter, calculated on the simple interest basis of a 365-day year for the actual number of days elapsed. The foregoing notwithstanding, until Loans issued pursuant to the Revolving Credit Facility are repaid in full and said Revolving Credit Facility is no longer in effect, interest on the Senior Subordinated Notes must be paid by adding the amount of such interest to the outstanding principal amount of the Senior Subordinated Notes as “paid-in-kind” (“PIK”) interest. As a result of the addition of such interest, the outstanding principal amount of the Senior Subordinated Notes at July 1, 2012 was $4,651,200.

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

The Subordinated Notes have a five year term and bear interest at a rate of 12% per annum, due and payable quarterly within 10 business days of the end of each calendar quarter, calculated on the simple interest basis of a 365-day year for the actual number of days elapsed. For the first two years of the term of the Subordinated Notes, the Company has the option, subject to the satisfaction of certain customary equity conditions, to pay all or a portion of the interest due on each interest payment date in shares of Common Stock, with the price per share calculated based on the weighted average price of the Common Stock over the last 20 trading days ending on the second trading day prior to the interest payment date. While the Revolving Credit Facility is outstanding, interest on the Subordinated Notes that is not paid in shares of Common Stock must be paid by adding the amount of such interest to the outstanding principal amount of the Subordinated Notes as Payment In Kind (“PIK”) interest. The principal and accrued but unpaid interest under the Subordinated Notes is convertible at the option of the holder into shares of Common Stock at an initial conversion price of $0.07 per share. The conversion price is subject to a full price adjustment feature for certain price dilutive issuances of securities by the Company and proportional adjustment for events such as stock splits, dividends, combinations and the like. Beginning after the first two years of the term of the Subordinated Notes, the Company may cause the Subordinated Notes to be converted into Common Stock if certain customary equity conditions have been satisfied and the volume weighted average price of the common stock is $0.25 or greater for 30 consecutive trading days.

The Subordinated Notes are secured by substantially all of the assets of the Company pursuant to a Security Agreement dated December 23, 2010 and July 1, 2011, as applicable, between the Company and Costa Brava as representative of the holders of Subordinated Notes, but the liens securing the Subordinated Notes are subordinate in right of payment to Loans issued pursuant to the Revolving Credit Facility.

As a result of the issuances of Subordinated Notes, the conversion of Bridge Notes to Subordinated Notes and the application of PIK interest, the aggregate principal balance of the Subordinated Notes at July 1, 2012, exclusive of the effect of debt discounts, was $16,122,400. The balance of the Subordinated Notes, net of unamortized discounts at July 1, 2012 was $5,877,000. The debt discounts will be amortized over the term of the Subordinated Notes, unless such amortization is accelerated due to earlier conversion of the Subordinated Notes pursuant to their terms.

Conversion Features of the Bridge Notes and the Subordinated Notes.

The warrants and the conversion features of the Bridge Notes and the Subordinated Notes contain provisions that adjust the conversion price in the event of certain dilutive issuances of securities. Accordingly, the Company considered such conversion features to be derivatives and recorded their fair value of $6,867,100 at the date of issuance as a liability and as a discount to the underlying notes. In Fiscal 2011, the derivative liability of the Bridge Notes was eliminated as a result of their conversion or repayment.

The Company re-measured the fair value of the derivative liability of the Subordinated Notes and the warrants issued in conjunction with the Revolving Credit Facility to be $18,021,900 as of July 1, 2012.

The following outlines the significant weighted average assumptions the Company used to estimate the fair value information presented, with respect to derivative liabilities utilizing the Binomial Lattice pricing model at the date of issuance and July 1, 2012:

Risk free interest rate	0.70%
Expected volatility	70.62%
Expected dividends	None
Expected term (years)	3.5

Note 3 — Common Stock and Common Stock Warrants, Preferred Stock, Stock Incentive Plans, Employee Retirement Plan and Deferred Compensation Plans

Common and Preferred Stock. During the 39-week period ended July 1, 2012, the Company issued an aggregate of 1,590,000 shares of common stock in non-cash transactions in exchange for conversion and cancellation of 800 shares of the Company’s Series B Convertible Preferred Stock (the “Series B Stock”). As a result of such conversions, approximately 1,000 shares of Series B Stock were outstanding at July 1, 2012.

Common Stock Warrants. In the 39-week period ended July 1, 2012, in connection with the Loan Agreement with PFG, the Company issued to PFG, and two of its affiliated entities, Warrants to purchase an aggregate of 15,000,000 shares of Common Stock (See Note 2). If the Company attains certain specified revenue and EBITDA thresholds for calendar year 2012, the aggregate number of shares issuable upon exercise of the Warrants will be reduced to 10,000,000 shares. The Warrants were valued at $682,000 of which $432,000 was recorded as an increase to paid-in-capital and $250,000 was recorded as a derivative liability. We have recorded the Warrants as a debt discount, which is being amortized over the term of the Revolving Credit Facility. Such total debt discount amounted to $682,000 and is being amortized over 24 months.

In the 39-week period ended July 1, 2012, the Company’s last outstanding Class A Common Stock Purchase Warrant (the “Class A Warrant”) expired. The expired Class A Warrant provided the right to purchase 41,100 shares of Common Stock and contained a price anti-dilution feature, the application of which at the time of the Institutional Financing had resulted in the exercise price of said the Class A Warrant being re-set to $0.07 per share. None of the other warrants of the Company outstanding at July 1, 2012 contain comparable price anti-dilution features.

At July 1, 2012 and July 3, 2011, there were warrants outstanding to purchase 25,226,000 and 10,115,800 shares of Common Stock, respectively.

Stock Incentive Plans. In June 2006, the Company’s stockholders approved the Company’s 2006 Omnibus Incentive Plan (the “2006 Plan”), which is designed to serve as a comprehensive equity incentive program to attract and retain the services of individuals essential to the Company’s long-term growth and financial success. The 2006 Plan permits grants of stock options (including both incentive and non-qualified stock options), stock-only stock appreciation rights, non-vested stock and non-vested stock units, performance awards of cash, stock or property, dividend equivalents and other stock grants. Upon approval of the 2006 Plan, the Company’s 2003 Stock Incentive Plan (the “2003 Plan”), 2001 Non-Qualified Stock Option Plan (the “2001 Non-Qualified Plan”), 2001 Stock Option Plan (the “2001 Plan”) and 2000 Non-Qualified Stock Option Plan (the “2000 Plan”) (collectively, the “Prior Plans”) were terminated, but existing options issued pursuant to the Prior Plans remain outstanding in accordance with the terms of their original grants.

As of July 1, 2012, options to purchase 2,700 shares of the Common Stock were outstanding and exercisable under the 2001 Non-Qualified Option Plan, at exercise prices ranging from $8.60 to $13.50 per share, and options to purchase 196,000 shares of Common Stock were outstanding and exercisable under the 2003 Plan at exercise prices ranging from $10.40 to $36.20 per share.

Pursuant to an amendment of the 2006 Plan approved by the Company’s stockholders in March 2009, the number of shares of Common Stock reserved for issuance under the 2006 Plan shall automatically increase at the beginning of each subsequent fiscal year by the lesser of 1,250,000 shares or 5% of the Common Stock outstanding on the last day of the preceding fiscal year. As a result of that provision, the number of shares issuable under the 2006 Plan increased by 1,250,000 shares in fiscal year 2012. As of July 1, 2012, there were options to purchase 718,000 shares of the Common Stock outstanding under the 2006 Plan, at exercise prices ranging from $0.09 to $14.10 per share, of which options to purchase 620,500 shares were exercisable at July 1, 2012. In addition, as of July 1, 2012, 5,000 shares of non-vested stock were issued and outstanding pursuant to the 2006 Plan and 350,700 shares of vested stock were issued and outstanding pursuant to the 2006 Plan. The aggregate number of shares of Common Stock issuable under all stock-based awards that may be made under the 2006 Plan at July 1, 2012 is approximately 1,921,200 shares.

In December 2010, in connection with the Institutional Financing, the Company’s Board of Directors (“Board”) adopted the Company’s 2010 Non-Qualified Stock Option Plan (the “2010 Plan”) under which the Company’s eligible officers, directors and employees, consultants and advisors who qualify as “accredited investors” within the meaning of Rule 501 under the Securities Act of 1933, as amended, may be granted non-incentive stock options. 17,500,000 shares of the Common Stock were reserved for issuance under the 2010 Plan, and options to purchase 17,500,000 shares of the Common Stock at an exercise price of $0.09 per share were issued to certain of the Company’s officers and directors in December 2010 pursuant to the 2010 Plan, of which 13,224,500 are exercisable. Currently, no further grants may be made under the 2010 Plan.

In March 2011, the Company’s stockholders approved the Company’s 2011 Omnibus Incentive Plan (the “2011 Plan”) and reserved for issuance under that plan 46,500,000 shares of Common Stock. The 2011 Plan is designed to promote the interests of the Company and its stockholders by serving as a comprehensive equity incentive program to attract and retain the services of individuals capable of assuring the future success of the Company and to afford such persons an opportunity to acquire a proprietary interest, or otherwise increase their proprietary interest, in the Company. The 2011 Plan permits grants of stock options (including both incentive and non-qualified stock options), stock-only appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance awards of cash, stock or property, other stock grants and other stock-based awards. As of July 1, 2012, there were options to purchase 33,936,700 shares of the Common Stock outstanding under the 2011 Plan, at exercise prices ranging from $0.09 to $0.155 per share, of which options to purchase 17,716,700 shares were exercisable at July 1, 2012. The aggregate number of shares of Common Stock issuable under all stock-based awards that may be made under the 2011 Plan at July 1, 2012 is 12,563,300 shares.

The following table summarizes stock options outstanding for all of the Company’s stock incentive plans as of July 1, 2012 as well as activity during the 39-week period then ended:

	Shares (1)	Weighted Average Exercise Price
Outstanding at October 2, 2011	57,983,500	$0.26
Granted	2,692,500	0.05
Exercised	(2,541,100)	0.10
Expired	(67,000)	5.66
Forfeited	(5,740,000)	0.17

Outstanding at July 1, 2012	52,327,900	$0.25

Exercisable at July 1, 2012	31,760,500	$0.33

(1)	Rounded to nearest one hundred (100).

At July 1, 2012, the aggregate intrinsic value of unvested options outstanding and options exercisable was $177,400 and $357,800, respectively. During the 39-week period ended July 1, 2012, there were 2,541,100 options exercised. The total intrinsic value of options exercised during that period was $51,400. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. At July 1, 2012, the weighted-average remaining contractual life of options outstanding and exercisable was 8.6 years and 8.4 years, respectively. The weighted average grant date fair value of options granted during the 39 weeks ended July 1, 2012 was $0.13 per share.

The amount of compensation expense related to outstanding stock options not yet recognized at July 1, 2012 was $1,444,400 and, assuming the grantees continue to be employed by or remain as directors of the Company, that amount will be recognized as compensation expense as follows:

FY 2012 (remainder of year)	$215,000
FY 2013	830,800
FY 2014	366,500
FY 2015	29,100
FY 2016	3,000

Total	$1,444,400

Note 4 — Net Income (Loss) per Share

The Company had a net loss for each of the 39 weeks ended July 1, 2012 and July 3, 2011, and accordingly, there was no difference between basic and diluted loss per share in each of these periods.

As of July 1, 2012 and July 3, 2011, the Company had convertible preferred stock and convertible debt that were deemed to be dilutive. In addition, the Company had outstanding stock options and nonvested stock with exercise or valuation prices less than the average closing market price of the Company’s common stock over the 13 weeks ended July 1, 2012 and July 3, 2011, respectively. Such “in-the money” instruments are assumed to have been exercised or vested at the beginning of a period (or at time of issuance, if later) for purposes of calculating diluted income per share since the Company has recorded income for said periods. As a result, basic and diluted net income per common share must be separately calculated for each of the 13 weeks ended July 1, 2012 and July 3, 2011.

The following table sets forth the computation of basic and diluted loss per common share:

	13 Weeks Ended		39 Weeks Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Basic Net Income (Loss) Numerator:
Income (loss) from continuing operations	6,939,200	4,327,800	(19,897,400)	(14,628,000)
Income (loss) from operations of discontinued operations	—	171,800	(487,900)	744,800
Gain on disposal of discontinued operations	—	—	7,747,700	—

Net earnings from discontinued operations	—	—	7,259,800	—
Net income (loss)	$6,939,200	$4,499,600	$(12,637,600)	$(13,883,200)

Diluted Net Income (Loss) Numerator:
Income (loss) from continuing operations	6,939,200	4,327,800	(19,897,400)	(14,628,000)
Interest on convertible debt	1,057,900	802,700	—	—

Dilutive income (loss) from continuing operations	7,997,100	5,130,500	(19,897,400)	(14,628,000)
Income (loss) from operations of discontinued operations	—	171,800	(487,900)	744,800
Gain on disposal of discontinued operations	—	—	7,747,700	—

Net earnings from discontinued operations	—	—	7,259,800	—
Adjusted Net income (loss)	$7,997,100	$5,302,300	$(12,637,600)	$(13,883,200)

Basic Net Income (Loss) Denominator:
Weighted average number of common shares outstanding, basic	125,865,300	107,504,800	119,539,400	83,105,800

Basic and diluted earnings (loss) per share	—	—	—	—
Earnings (loss) from continuing operations	$0.06	$0.04	$(0.17)	$(0.18)
Earnings from discontinued operations	0.00	0.00	0.06	0.01
Basic net income (loss) per common share	$0.06	$0.04	$(0.11)	$(0.17)

Diluted Net Income (Loss) Denominator:
Assumed net exercise and vesting of options, warrants, and non-vested stock	5,836,900	752,200	—	—
Assumed conversion of convertible debt	230,319,500	148,894,500	—	—
Assumed conversion of preferred stock	1,981,200	3,571,100	—	—
Weighted average number of common shares outstanding, basic	125,865,300	107,504,800	119,539,400	83,105,800
Assumed weighted average number of common shares and common share equivalents outstanding, diluted	364,002,900	260,722,600	119,539,400	83,105,800

Diluted earnings (loss) per share
Earnings (loss) from continuing operations	$0.02	$0.02	$(0.17)	$(0.18)
Earnings from discontinued operations	0.00	0.00	0.06	0.01
Diluted net income (loss) per common share	$0.02	$0.02	$(0.11)	$(0.17)

Options, warrants and convertible instruments outstanding at July 1, 2012 and July 3, 2011 are not included in the above computation because they were anti-dilutive.

Note 5 — Inventories, Net

Net inventories at July 1, 2012 and Oct 2, 2011 are set forth below.

	July 1, 2012	October 2, 2011
Inventory:
Work in process	$177,900	$—
Raw materials	326,400	60,500
Finished goods	165,000	137,100

	669,300	197,600
Less: Reserve for obsolete inventory	(536,200)	(150,000)

	$133,100	$47,600

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

Note 6 — Concentration of Revenues and Sources of Supply

In the 13-week and 39-week periods ended July 1, 2012, direct contracts with the U.S. government accounted for 76.9% and 47.4% respectively, of the Company’s total revenues, and second-tier government contracts with prime government contractors accounted for 15.5% and 50.8% respectively, of total revenues. The remaining 7.6% and 1.8% respectively, of the Company’s total revenues in both periods were derived from non-government sources.

As reclassified to reflect the Company’s results of continuing operations without the Thermal Imaging Business which was sold to Vectronix, on January 31, 2012, in the 13-week and 39-week periods ended July 3, 2011, direct contracts with the U.S. government accounted for 92.4% and 97.0%, respectively, of the Company’s total revenues. The remaining 7.6% and 3.0% of the Company’s total revenues during such periods were derived from non-government sources.

The Company primarily uses contract manufacturers to fabricate and assemble its stacked chip, microchip, information security and sensor products. At its current limited levels of sales, the Company typically uses a single contract manufacturer for a particular product line and, as a result, is vulnerable to disruptions in supply.

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

In December 2010, the Company and FirstMark entered into a Settlement Agreement and Release (the “FirstMark Settlement”), pursuant to which they settled all claims among them, including those relating to the FirstMark Suit. Pursuant to the FirstMark Settlement, the Company was required to pay FirstMark a total sum of $1,235,000 in 18 monthly payments commencing January 15, 2011. The FirstMark Suit was dismissed with prejudice in December 2010 and the last monthly installment including accrued interest was paid in full on June 15, 2012.

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

The hierarchy noted above requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. There were no transfers between Level 1, Level 2 and/or Level 3 during the 39 weeks ended July 1, 2012. Financial liabilities carried at fair value as of July 1, 2012 are classified below:

	Level 1	Level 2	Level 3	Total
Derivative liabilities	$—	$18,021,900	$—	$18,021,900

Total	$—	$18,021,900	$—	$18,021,900

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

Under the terms of the Thermal Imaging APA, (i) Vectronix paid $10,000,000 in cash to the Company for the purchased assets, subject to certain adjustments, and assumed certain liabilities of the Company; and (ii) subject to the satisfaction of certain thresholds, Vectronix shall, on a semi-annual basis over a five year period following the closing of the transaction, pay to the Company commissions for core engines and certain existing products sold by Vectronix or its commercial business units. $1,500,000 of the upfront cash purchase price was paid into escrow. Up to $300,000 of this escrow amount may be released on the six-month anniversary of the closing of the Thermal Imaging Asset Sale and the balance may be released on the first anniversary of such closing. Although the Company is in compliance with all aspects of the agreement, the escrow funds have not yet been released. The Company expects to receive the funds from escrow no later than the end of September. In addition, pursuant to the Thermal Imaging APA the Company’s existing obligation to repay to a subsidiary of Vectronix an outstanding advance of approximately $340,300 was cancelled.

As a result of the Thermal Imaging Asset Sale, the Company’s Thermal Imaging Business has been classified as a discontinued operation in the consolidated financial statements of the Company. The following summarized financial information relates to the Thermal Imaging Business and is segregated from continuing operations and reported as discontinued operations.

	13 Weeks Ended		39 Weeks Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Total revenues	$—	$1,413,300	$1,982,600	$7,137,300

Cost and expenses
Cost of revenues	—	1,066,200	1,809,900	6,036,100
General and administrative expense	—	43,500	86,900	180,100
Research and development expense	—	131,800	573,700	176,300

Total costs and expenses	—	1,241,500	2,470,500	6,392,500

Income (loss) from operations	—	171,800	(487,900)	744,800

Gain on disposal	—	—	7,747,700	—
Gain on disposal provision for income taxes	—	—	—	—

Gain on disposal, net of income taxes	—	—	7,747,700	—

Net earnings from discontinued operations	$—	$171,800	$7,259,800	$744,800

Included in the consolidated balance sheets are the following major classes of assets and liabilities associated with the Thermal Imaging Business as of October 2, 2011:

October 2, 2011
(Unaudited)
Accounts receivable, net	$1,365,800
Unbilled revenues on uncompleted contracts, net	30,700
Inventory, net	1,389,700

Total current assets reclassified to current assets of discontinued operations	$2,786,200

Property and equipment, net	1,312,200

Total assets reclassified to non-current assets of discontinued operations	$1,312,200

Accounts payable	858,100
Accrued expenses	341,600
Deferred revenue	544,800

Total liabilities reclassified to non-current liabilities of discontinued operations	$1,744,500

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this report, the terms “ISC8 Inc.,” “ISC8,” “Irvine Sensors,” “Irvine Sensors Corporation,” “Company,” “we,” “us” and “our” refer to ISC8 Inc. (“ISC8”) and its subsidiaries.

Introduction

The following information should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto in Part I, Item 1 of this Quarterly Report on Form 10-Q (“Quarterly Report”), and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended October 2, 2011.

Safe Harbor Regarding Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 and other securities laws contain certain safe harbors regarding forward-looking statements. From time to time, information provided by us or statements made by our employees may contain “forward-looking” information which involves risks and uncertainties. Any statements in this Quarterly Report and accompanying materials that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning our projected revenues, expenses, gross profit and income, mix of revenue, demand for our products, the need for additional capital, our ability to obtain and successfully perform additional new contract awards and the related funding of such awards, our ability to repay our outstanding debt, market acceptance of our products and technologies, the competitive nature of our business and markets, the success and timing of new product introductions and commercialization of our technologies, product qualification requirements of our customers, the need to divest assets, our significant accounting policies and estimates, and the outcome of expense audits). These forward-looking statements are based on a number of assumptions made by us, and involve a number of risks and uncertainties, and accordingly, actual results could differ materially. Factors that may cause such differences include, but are not limited to, those discussed in this Quarterly Report and set forth in Part I, Item 1A of our Form 10-K for the year ended October 2, 2011, as updated in our Quarterly Report on Form 10-Q for the quarter ended January 1, 2012, available through the website of the Securities and Exchange Commission (“SEC”) at www.sec.gov or upon written request to our Investor Relations Department at 3001 Red Hill Avenue, Costa Mesa, California 92626. You should carefully consider these factors in connection with forward-looking statements concerning us.

Except as required by law, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

We are actively engaged in the design, development, manufacture and sale of security products, particularly cyber security solutions for commercial and U.S. Government applications. In addition, we develop and commercialize technologies that we have pioneered for three-dimensional 3-D stacking of semiconductors, secure memory products, anti-tamper systems, high-speed processor assemblies and miniaturized vision systems and sensors. We also perform customer-funded contract research and development related to these products, mostly for U.S. Government customers or prime contractors, including for applications that utilize miniature vision systems and sensors. We generally use contract manufacturers to produce our products or their subassemblies. Most of our current operations, other than those of our Texas office at which our cyber security development operations are based, occur at a leased facility in Costa Mesa, California, although we have a few employees and consultants in various other locations nationwide.

We have historically derived a substantial majority of our total revenues from U.S. Government-funded sources and anticipate this to continue in the immediately foreseeable future. However, as discussed below, we have products in development intended to shift our focus toward commercial applications. We are in the process of introducing cyber security products and have introduced 3-D stacked semiconductor and secure memory products that incorporate our technologies and are intended for both U.S. Government and commercial applications. In October 2011, we entered into an asset purchase agreement (the “Thermal Imaging APA”) with a strategic partner in our thermal imaging business (the “Thermal Imaging Business”) to monetize our Thermal Imaging Business through a sale of related assets (the “Thermal Imaging Asset Sale”). Consummation of the Thermal Imaging Asset Sale was subject to stockholder approval, which was obtained at a special meeting of our stockholders on January 19, 2012, and U.S. Government regulatory approval, which was obtained on January 23, 2012. The Thermal Imaging Asset Sale was consummated on January 31, 2012. As a result, during the fiscal quarter ended July 1, 2012, we ceased selling thermal imaging products. Subsequent to the January 31, 2012 consummation of the sale of our thermal imaging assets, pursuant to an asset purchase agreement with a strategic partner in our thermal asset business, we ceased selling thermal imaging products during the fiscal quarter ended April 1, 2012 and we have shifted away from a historical focus on our thermal imaging business to the development of cyber security.

Even as we continue to serve and support our customers, we are focusing our resources toward increasing revenues from sales of commercial products and services, particularly in cyber security applications, 3-D chip stacking products and secure memory products. Cyber security is focused on the development of our family of scalable cyber security products and solutions, targeting customers that are experiencing data exfiltration and data modifications due to attacks from advanced persistent threats (“APT”) from our Texas facility.

In November 2011, we rebranded our company to “ISC8”, in order to highlight our cyber security commercialization activities. We formally changed our name from “Irvine Sensors Corporation” to “ISC8 Inc.” in January 2012. Other than the fiscal year ended September 27, 2009 (“Fiscal 2009”), during which we sold substantial patent assets, we have a history of unprofitable operations. In the 53 weeks ended October 3, 2010 (“Fiscal 2010”) and the 52 weeks ended October 2, 2011 (“Fiscal 2011”), we continued, and in the first 39 weeks of the fiscal year ending September 30, 2012 (“Fiscal 2012”) to experience unprofitable operations due to insufficient total revenues to fully absorb our costs and expenses. With respect to our investments in staff and infrastructure, the advanced technical and multi-disciplinary content of our technologies places a premium on a stable and well-trained work force. As a result, we have historically maintained our work force as much as possible even when anticipated revenues were delayed, a recurring circumstance that has resulted in under-utilization of our labor force for revenue generation from time to time. Our current increased emphasis on securing commercial sales of our products is, in part, motivated by the desire to achieve more predictable revenues that could mitigate this effect, but we anticipate that we may continue to experience under-utilization of our workforce in the near future. We have not yet demonstrated the level of sustained revenue that we believe is required to sustain profitable operations. Our ability to recover our investments through the cost-reimbursement features of certain of our U.S. Government contracts is constrained due to both regulatory and competitive pricing considerations.

To offset the adverse working capital effect of our net losses, we have historically financed our operations through multiple debt and equity financings. To finance the December 2005 acquisition of a subsidiary, now discontinued, we had incurred material long-term debt at that time, and we exchanged a significant portion of that debt for preferred stock that was convertible into our common stock (“Common Stock”). From September 30, 2007 through July 1, 2012, we have issued approximately 126.9 million shares of our Common Stock, an increase of approximately 4,600% from the approximately 2.7 million shares of our Common Stock outstanding at that date, which has resulted in a substantial dilution of stockholder interests. At July 1, 2012, our fully diluted Common Stock position was approximately 463.5 million shares, which assumes the conversion into Common Stock of all of the Company’s preferred stock and convertible notes outstanding at July 1, 2012 and the exercise for cash of all warrants and options to purchase the Company’s securities outstanding as of that time. At July 1, 2012, we had approximately $25.8 million of debt, exclusive of debt discounts, of which a substantial majority was incurred in Fiscal 2011 and Fiscal 2012.

None of our subsidiaries accounted for more than 10% of our total assets at July 1, 2012 or have separate employees or facilities. As a result of institutional financing and related management and organizational changes that occurred in Fiscal 2011, we currently manage our operations and report our operating results and financial condition in a single segment. We continue to evaluate the current and potential business derived from sales of our products and, in the future, may present our consolidated statement of operations in more than one segment if we segregate the management of various product lines in response to business and market conditions.

Critical Accounting Estimates

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). As such, management is required to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The significant accounting policies that are most critical to aid in fully understanding and evaluating reported financial results are the same as those disclosed in our Form 10-K for the fiscal year ended October 2, 2011 filed with the SEC on December 29, 2011.

Results of Continuing Operations

The following discussions relate to the Company’s results of continuing operations after reclassifying the operations of our Thermal Imaging Business as a discontinued operation due to its sale on January 31, 2012.

Total Revenues. Our total revenues are generally derived from sales of specialized chips, modules, stacked chip products and amounts realized or realizable from funded research and development contracts, largely from U.S. government agencies and government contractors. Our total revenues decreased in the 13-week and 39-week periods ended July 1, 2012 as compared to the 13-week and 39-week periods ended July 3, 2011 and changed in composition as shown in the following table and discussed more fully below.

13-Week Comparisons	Total Revenues
13 weeks ended July 3, 2011	$1,560,900
Dollar decrease in current comparable 13 weeks	(628,000)

13 weeks ended July 1, 2012	$932,900
Percentage decrease in current 13 weeks	(40%)

39-Week Comparisons	Total Revenues
39 weeks ended July 3, 2011	$3,508,200
Dollar decrease in current comparable 39 weeks	(76,100)

39 weeks ended July 1, 2012	$3,432,100
Percentage decrease in current 39 weeks	(2%)

The decrease in our total revenues in the 13-week and 39-week periods ended July 1, 2012 as compared to the 13-week and 39-week periods ended July 3, 2011 was primarily the result of an overall decline of funded research and development contracts in the current period. We believe the decrease in revenues derived from funded research and development contracts in the 13-week and 39-week periods ended July 1, 2012 as compared to the 13-week and 39-week periods ended July 3, 2011 was substantially related to the timing of funding or shipment releases under existing contracts and award of new contracts. Accordingly, we are unable to ascertain what future effects the U.S. defense budget timing may have on our total revenues for the balance of this Fiscal 2012 and beyond. We are promoting sales of our other recently introduced products, which if achieved we believe could still become a material contributor to our total revenues in the final reporting period of Fiscal 2012. However we are not certain that such outcome will materialize during Fiscal 2012 or at all.

Cost of Revenues. Cost of revenues includes wages and related benefits of our personnel, as well as subcontractor, independent consultant and vendor expenses directly incurred in the manufacture of products sold or in the performance of funded research and development contracts, plus related overhead expenses and, in the case of funded research and development contracts, such other indirect expenses as are permitted to be charged pursuant to the relevant contracts. The comparison of cost of revenues for the 13-week and 39-week periods ended July 1, 2012 and July 3, 2011 is shown in the following table and discussed more fully below:

13-Week Comparisons	Cost of Revenues	Percentage of Total Revenues
13 weeks ended July 3, 2011	$1,294,100	83%
Dollar decrease in current comparable 13 weeks	(772,500)

13 weeks ended July 1, 2012	$521,600	56%
Percentage decrease in current 13 weeks	(60%)

39-Week Comparisons	Cost of Revenues	Percentage of Total Revenues
39 weeks ended July 3, 2011	$3,448,500	79%
Dollar decrease in current comparable 39 weeks	(952,800)

39 weeks ended July 1, 2012	$2,495,700	73%
Percentage decrease in current 39 weeks	(28%)

The decrease in absolute dollar cost of revenues in the 13-week period ending July 1, 2012 compared to the 13-week period ended July 3, 2011 is largely the result of the corresponding decline in total revenues related to funded research and development contracts in the comparable period, partially offset by an inventory write down taken during the period.

Cost of revenues in the 39-week period ended July 1, 2012 as compared to the 39-week period ended July 3, 2011 decreased in absolute dollar terms largely due to a non-recurring charge made in December 2010, which related to compensation to our staff in consideration of the salary reductions and deferrals experienced in Fiscal 2010 and the first quarter of Fiscal 2011. The portion allocated to overhead was applied to cost of revenues in the 39-week period ended July 3, 2011 with no comparable expense incurred in the 13-week and 39-week period ended July 1, 2012. Because of the nature of these non-recurring expenses, management does not believe that the changes in cost of revenues as a percentage of total revenues in the 13-week and 39-week periods ended July 1, 2012 as compared to the 13-week and 39-week periods ended July 3, 2011 is indicative of a continuing trend.

General and Administrative Expense. General and administrative expense largely consists of wages and related benefits for our executive, financial, administrative and marketing staff, as well as professional fees, primarily legal and accounting fees and costs, plus various fixed costs such as rent, utilities and telephone. The comparison of general and administrative expense for the 13-week and 39-week periods ended July 1, 2012 and July 3, 2011 is shown in the following table and discussed more fully below:

13-Week Comparisons	General and Administrative Expense	Percentage of Total Revenue
13 weeks ended July 3, 2011	$1,908,300	193%
Dollar increase in current comparable 13 weeks	138,400

13 weeks ended July 1, 2012	$2,046,700	219%
Percentage increase in current 13 weeks	7%

39-Week Comparisons	General and Administrative Expense	Percentage of Total Revenue
39 weeks ended July 3, 2011	$5,829,600	174%
Dollar increase in current comparable 39 weeks	375,700

39 weeks ended July 1, 2012	$6,205,300	181%
Percentage increase in current 39 weeks	6%

The increase in absolute dollars of general and administrative expense in the 13-week period ended July 1, 2012 as compared to the 13-week period ended July 3, 2011 consisted of a combination of increased stock-based compensation expense, marketing and legal fees, as well as facilities expense related to cyber development in Texas. This was partially offset by a decrease in travel, bid and proposal fees, professional fees, and stockholder-related expenses.

The increase in the general and administrative expense for the 39-week period ended July 1, 2012 as compared to the 39-week period ended July 3, 2011 was mainly due to a one-time, non-recurring increase in stock-based compensation primarily resulting from the acceleration of non-vested stock options held by Mr. John J. Stuart, Jr., our former Chief Financial Officer, upon his retirement from ISC8 in December 2011. Additionally, there were nominal increases in marketing related expenses, which were partially offset by decreases in travel, bid and proposal fees, SEC-and stockholder-related expenses in the nine months ended July 1, 2012 as compared to the same period in 2011.

Research and Development Expense. Research and development expense primarily consists of wages and related benefits for our research and development staff, independent contractor consulting fees and subcontractor and vendor expenses directly incurred in support of internally funded research and development projects, plus associated overhead expenses. Research and development expense for the 13-week and 39-week periods ended July 1, 2012 as compared to the 13-week and 39-week periods ended July 3, 2011 is shown in the following table and discussed more fully below:

13-Week Comparisons	Research and Development Expense	Percentage of Total Revenue
13 weeks ended July 3, 2011	$677,400	43%
Dollar increase in current comparable 13 weeks	1,301,700

13 weeks ended July 1, 2012	$1,979,100	212%
Percentage increase in current 13 weeks	192%

39-Week Comparisons	Research and Development Expense	Percentage of Total Revenue
39 weeks ended July 3, 2011	$1,871,000	53%
Dollar increase in current comparable 39 weeks	3,701,600

39 weeks ended July 1, 2012	$5,572,600	162%
Percentage increase in current 39 weeks	198%

The changes in research and development expense in the 13-week and 39-week periods ended July 1, 2012 as compared to the 13-week and 39-week periods ended July 3, 2011 are largely related to the development expenses of our Texas-based cyber security products which we opened and commenced staffing in April 2011. Many of those expenses relate to hiring of highly-skilled development and support staff, software licensing expenses, consulting fees and operating leases of two facilities and equipment to support product development. We also signed a joint development agreement with Cavium, Inc. to provide design and engineering services. Approximately $4,313,000 of the $5,572,600 research and development expenses for the 39-week period ended July 1, 2012 related to our Texas-based cyber security product development operations. Concurrent with implementation of this focused cyber security product development activity, we de-emphasized other internal research and development activities. We expect to continue to allocate significant resources to the development of our cyber security products in future periods, which may result in further increases in research and development expense as compared to prior fiscal periods. However, we cannot guarantee that we will capitalize on our research and development initiatives.

Interest Expense. Our interest expense for the 13-week and 39-week periods ended July 1, 2012, compared to the 13-week and 39-week periods ended July 3, 2011, decreased substantially, as shown in the following table and discussed more fully below:

13-Week Comparisons	Interest Expense
13 weeks ended July 3, 2011	$1,054,200
Dollar increase in current comparable 13 weeks	454,500

13 weeks ended July 1, 2012	$1,508,700
Percentage increase in current 13 weeks	43%

39-Week Comparisons	Interest Expense
39 weeks ended July 3, 2011	$6,236,800
Dollar decrease in current comparable 39 weeks	(1,589,400)

39 weeks ended July 1, 2012	$4,647,400
Percentage decrease in current 39 weeks	(25%)

The increase in interest expense in the 13 weeks ended July 1, 2012 as compared to comparable period in 2011 was attributable primarily to interest and amortization of debt discounts and financing mainly related to our Revolving Credit Facility from PFG and our Senior Subordinated Notes and Subordinated Notes offset in part by decrease in interest and amortization of debt discounts and financing costs related to the Bridge Notes which were either settled or converted into Subordinated Notes earlier in 2011.

The decrease in interest expenses in the 39 weeks ended July 1, 2012 as compared to the 39 weeks ended July 3, 2011 was primarily related to the interest and amortization of debt discounts and deferred financing costs related to the Bridge Notes during the 39 weeks ended July 3, 2011 which were either converted into Subordinated Notes or paid in full during the same period. No similar expenses were incurred in the 39 weeks ended July 1, 2012. This decrease was primarily offset by interest and amortization of debt discounts and financing related costs incurred during the 39 weeks ended July 1, 2012 related to our (“Revolving Credit Facility”) from Partners for Growth III, L.P (“PFG”) and our Senior Subordinated Notes and Subordinated Notes. See the discussion below under the section titled “Contractual Obligations and Commitments” for further information regarding the Bridge Notes, Senior Subordinated Notes and Subordinated Notes.

Change in Fair Value of Derivative Liability. We recorded an increase in the charge in fair value of derivative liability for the 13 week period ended July 1, 2012, and a decrease in the charge in fair value of derivative liability for the 39-week period ended July 1, 2012, as compared to the 13-week and 39-week periods ended July 3, 2011. This is shown in the following table and discussed more fully below:

13-Week Comparisons	Change in Fair Value of Derivative Liability
13 weeks ended July 3, 2011	$7,697,800
Dollar increase in current comparable 13 weeks	4,353,200

13 weeks ended July 1, 2012	$12,051,000
Percentage increase in current 13 weeks	57%

39-Week Comparisons	Change in Fair Value of Derivative Liability
39 weeks ended July 3, 2011	$(742,700)
Dollar decrease in current comparable 39 weeks	(3,676,400)

39 weeks ended July 1, 2012	$(4,419,100)
Percentage decrease in current 39 weeks	(495%)

As of July 1, 2012, instruments deemed to be derivatives consisted of embedded derivatives related to the Subordinated Notes and certain warrants issued in connection with our Revolving Line of Credit. The Company revalued these derivatives as of July 1, 2012 and recorded a decrease in their fair value of approximately $12,100,000 for the 13-week and an increase of approximately $4,400,000 for the 39-week periods ended July 1, 2012 mainly as a result of quarterly valuations based on current stock prices at the end of each quarter. Given the price volatility of our Common Stock, we anticipate that there could be additional substantial change in fair value of derivative liability expense that we will be required to record in future reporting periods, unless and until the Subordinated Notes are converted into, and/or the warrants are exercised for the purchase of Common Stock pursuant to their respective terms. In the event of such conversion or exercise, which we cannot guarantee, the derivative liability associated with these instruments would be eliminated.

Net Income (Loss) from Continuing Operations. Our net income (loss) from continuing operations increased in the 13-week and 39-week periods ended July 1, 2012, compared to the 13-week and 39-week periods ended July 3, 2011, as shown in the following table and discussed more fully below:

13-Week Comparisons	Net Income from Continuing Operations
13 weeks ended July 3, 2011	$4,327,800
Dollar increase in current comparable 13 weeks	2,611,400

13 weeks ended July 1, 2012	$6,939,200
Percentage increase for current 13 weeks	60%

39-Week Comparisons	Net (Loss) from Continuing Operations
39 weeks ended July 3, 2011	$(14,628,000)
Dollar decrease in current comparable 39 weeks	(5,269,400)

39 weeks ended July 1, 2012	$(19,897,400)
Percentage decrease for current 39 weeks	(36%)

The increase in net income from continuing operations in the 13-week period ended July 1, 2012 compared to the 13-week period ended July 3, 2011 was largely due to a change in fair value of derivative instruments, a non cash item, discussed above which mainly related to lower stock prices during the current period, offset in part by an increase total cost and expenses and interest expenses in the comparable periods. The increase in net loss from continuing operations in the 39-week period ended July 1, 2012 compared to the 39-week period ended July 3, 2011, was primarily attributable to higher total cost and expenses and change in the fair value of derivative liability offset in part by higher interest expenses in the current period.

Liquidity and Capital Resources

Even though our liquidity in terms of both cash and cash equivalents improved in the first 39 weeks of Fiscal 2012, largely as a result of the proceeds realized from the Thermal Imaging Asset Sale during the current period, we have not been able to maintain positive cash flow due to insufficient revenues. As a result, we continued to have a working capital deficit for the current period as shown in the following table and discussed more fully below:

	Cash and Cash Equivalents	Working Capital (Deficit)
October 2, 2011	$2,734,600	$(4,119,800)
Dollar increase as of July 1, 2012	925,600	(1,186,400)

July 1, 2012	$3,660,200	$(5,306,200)
Percentage increase as of July 1, 2012	34%	(29%)

The aggregate of our non-cash depreciation and amortization expense, non-cash interest expense, non-cash change in fair value of derivative instruments and non-cash deferred stock-based compensation was $9,095,500 in the 39 weeks ended July 1, 2012. These non-cash operational expenses partially offset the use of cash derived from our net loss and various timing and cash deployment effects, the largest of which was a $1,328,600 increase in our inventory, unbilled revenues on uncompleted contracts, prepaid expenses and advanced billings on uncompleted contracts. We also generated $1,060,800 of cash from the increase in our accounts payable, decrease in accounts receivable and decrease in deposits during the first 39-weeks of Fiscal 2011. The aggregate of these and other less significant factors was an operational use of cash in the amount of $9,450,300 in the 39 weeks ended July 1, 2012. During the 39-week period ended July 1, 2012, we also generated $5,000,000 in cash as proceeds from our Revolving Credit Facility from PFG and used approximately $2,497,300 to pay in full the secured promissory note held (the “Secured Promissory Note”) by Mr. Timothy Looney (See Note 2 in the Accompanying Notes to Condensed Consolidated Financial Statements) resulting in net cash provided from financing activities of $2,367,100. We also used $325,500 of cash for equipment expenditures in the first 39 weeks of Fiscal 2012. These and other uses of cash were offset by $8,334,300 of net cash provided by discontinued operations, resulting in the net $925,600 increase of cash in the 39-week period ended July 1, 2012. These proceeds from financing and discontinued operations were the primary source of improvement in our working capital in the current period.

As of July 1, 2012 we have used a significant portion of the cash obtained from both from the Thermal Imaging Sale and the Revolving Line of Credit to fund our operations, and have been unable to maintain positive cash flow during the 39-week period due to insufficient revenues. If we are unable to improve our operating financial condition, we may have to seek additional financing, and there can be no guarantee that such financing would be available on a timely basis, on terms that are acceptable or at all. Failure to do so and meet the repayment or other obligations of our existing debt could result in default and acceleration of debt maturity, which could materially adversely affect our business, and financial condition, and threaten our viability as a going concern.

At July 1, 2012, our funded backlog was approximately $1,172,300. We expect, but cannot guarantee, that a substantial portion of our funded backlog at July 1, 2012 will result in revenue recognized in the next twelve months. In addition, our government research and development contracts and product purchase orders typically include unfunded backlog, which is funded when the previously funded amounts have been expended or product delivery schedules are released. As of July 1, 2012, our total backlog, including unfunded portions, was approximately $1,838,800.

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

Off-Balance Sheet Arrangements

Our conventional operating leases are either immaterial to our financial statements or do not contain the types of guarantees, retained interests or contingent obligations that would require their disclosures as an “off-balance sheet arrangement” pursuant to Regulation S-K Item 303(a)(4). As of July 1, 2012 and October 2, 2011, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commitments

Debt. At July 1, 2012, we had approximately $25,773,600 of debt, which consisted of (i) an initial loan (the “Initial Revolving Loan”) under our Revolving Credit Facility, with a principal balance of $5,000,000; (ii) Subordinated Notes with an aggregate principal balance of approximately $16,122,400; and (iii) Senior Subordinated Notes with an aggregate principal balance of approximately $4,651,200. Each of these instruments is described more fully below. (See Note 2 of the Accompanying Notes to Condensed Consolidated Financial Statements).

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

The maturity date for the Initial Revolving Loan and any other loans issued pursuant to the Revolving Credit Facility (collectively, the “Loans”) is December 14, 2013 (the “Maturity Date”). Interest on the Loans accrues at the rate of 12% per annum. Interest only on the Loans is payable monthly on the third business day of each month for interest accrued during the prior month, and the remaining balance is payable on the Maturity Date. Each of Costa Brava Partnership III L.P. (“Costa Brava”) and The Griffin Fund L.P. (“Griffin”), our major stockholders and debt holders, individually and collectively, jointly and severally, have unconditionally guaranteed repayment to PFG of $2,000,000 of our monetary obligations under the Loan Agreement.

To secure the payment of all of our obligations under the Loans when due, we granted to PFG a first position, continuing security interest in substantially all of our assets, including substantially all of our intellectual property, subject to the commitment by PFG to release any security interests in any assets sold by us in the Thermal Imaging Asset Sale. Such sale was consummated on January 31, 2012 and PFG subsequently released its security interests in the assets related to the Thermal Imaging Business. In addition, Costa Brava, Griffin and certain other of our existing creditors have agreed that, while any obligations remain outstanding by the Company to PFG, their respective security interests in and liens on our assets shall be subordinated and junior to those of PFG. In connection with the Loan Agreement, our previous senior creditor, Summit Financial Resources, L.P. cancelled its receivables line agreement with us, and terminated its related security interests in and liens on our assets.

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

The Subordinated Notes bear interest at a rate of 12% per annum, due and payable quarterly within 10 business days of the end of each calendar quarter, calculated on the simple interest basis of a 365-day year for the actual number of days elapsed. For the first two years of the respective term of the Subordinated Notes, we have the option, subject to the satisfaction of certain customary equity conditions, to pay all or a portion of the interest due on each interest payment date in shares of Common Stock, with the price per share calculated based on the weighted average price of our Common Stock over the last 20 trading days ending on the second trading day prior to the interest payment date. The foregoing notwithstanding, until the Loans are repaid in full and the Revolving Credit Facility is no longer in effect, cash interest on the Subordinated Notes must instead be paid by either payment in shares of Common Stock or by adding the amount of such interest to the outstanding principal amount of the Subordinated Notes as Paid In Kind (“PIK”) interest. As a result of the addition of such PIK interest, the outstanding principal balance of the Subordinated Notes at July 1, 2012, exclusive of the effect of debt discounts, was approximately $16,122,400. The principal and accrued but unpaid interest under the Subordinated Notes is convertible at the option of the holder into shares of Common Stock at an initial conversion price of $0.07 per share. The conversion price is subject to full ratchet adjustment for certain price dilutive issuances of securities by us and proportional adjustment for events such as stock splits, dividends, combinations and the like. Beginning after the first two years of the term of the Subordinated Notes, we may cause the Subordinated Notes to be converted to Common Stock if certain customary equity conditions have been satisfied and the volume weighted average price of our Common Stock is $0.25 or greater for 30 consecutive trading days.

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

In March 2011, we issued and sold in two closings to Costa Brava and Griffin 12% Senior Subordinated Secured Notes due March 2013 (the “Senior Subordinated Notes”) in the aggregate principal amount of $4,000,000. In July 2011, the Senior Subordinated Notes were amended to permit the holders to demand repayment at any time on or after July 16, 2012, in partial consideration for permitting the issuance of additional Subordinated Notes. Because of this demand feature, the Senior Subordinated Notes have been classified as current obligations in our Condensed Consolidated Balance Sheets as of July 1, 2012 and October 2, 2011.

The Senior Subordinated Notes bear interest at a rate of 12% per annum, due and payable quarterly in cash within 10 business days of the end of each calendar quarter, calculated on the simple interest basis of a 365-day year for the actual number of days elapsed. The foregoing notwithstanding, until the Loans issued pursuant to the Revolving Credit Facility are repaid in full and said Revolving Credit Facility is no longer in effect, cash interest on the Senior Subordinated Notes must instead be paid by adding the amount of such interest to the outstanding principal amount of the Senior Subordinated Notes as PIK interest. As a result of the addition of such interest, the outstanding principal balance of the Senior Subordinated Notes at July 1, 2012 was approximately $4,651,200.

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

Capital Lease Obligations. The outstanding principal balance on our capital lease obligations of $83,700 at July 1, 2012 relates primarily to computer equipment and software and is included as part of current and non-current liabilities within our consolidated balance sheet.

Operating Lease Obligations. We have various operating leases covering equipment and facilities located at our offices in Costa Mesa, California and Richardson, Texas.

Deferred Compensation. We have a deferred compensation plan, the Executive Salary Continuation Plan (the “ESCP”), for select key employees. Benefits payable under the ESCP are established on the basis of years of service with the Company, age at retirement and base salary, subject to a maximum benefits limitation of $137,000 per year for any individual. The ESCP is an unfunded plan. The recorded liability for future expense under the ESCP is determined based on expected lifetimes of participants using Social Security mortality tables and discount rates comparable to those of rates of return on high quality investments providing yields in amount and timing equivalent to expected benefit payments. At the end of each fiscal year, we determine the assumed discount rate to be used to discount the ESCP liability. We considered various sources in making this determination for Fiscal 2011, including the Citigroup Pension Liability Index, which at September 30, 2011 was 4.69%. Based on this review, we used a 4.69% discount rate for determining the ESCP liability at October 2, 2011. Presently, two of our retired executives are receiving benefits aggregating $184,700 per annum under the ESCP. As of July 1, 2012, $1,208,400 has been accrued in the accompanying consolidated balance sheet for the ESCP, of which amount $184,700 is a current liability we expect to pay during the remainder of Fiscal 2012 and the first quarter of Fiscal 2013.

Stock-Based Compensation

Aggregate stock-based compensation attributable to continuing operations for the 39-week periods ended July 1, 2012 and July 3, 2011 was $1,337,000 and $763,300, respectively, and was attributable to the following:

	39 Weeks Ended July 1, 2012	39 Weeks Ended July 3, 2011
Cost of revenues	$175,000	$12,500
General and administrative expense	1,162,000	750,800

	$1,337,000	$763,300

All transactions in which goods or services are the consideration received for equity instruments issued to non-employees are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of any such equity instrument is the earliest to occur of (i) the date on which the third-party performance is complete, (ii) the date on which it is probable that performance will occur, or (iii) if different, the date on which the compensation has been earned by the non-employee. In the 39-week period ended July 1, 2012, we issued to PFG warrants to purchase 15,000,000 shares of our Common Stock, valued at $250,000 pursuant to which the Company obtained the Revolving Credit Facility. We have recorded this expense as a debt discount, which is being amortized over the two-year term of the Revolving Credit Facility.

We calculate stock option-based compensation by estimating the fair value of each option granted using the Black-Scholes option valuation model and various assumptions that are described in Note 1 of the Accompanying Notes to Condensed Consolidated Financial Statements included in this Quarterly Report. Once the compensation cost of an option is determined, we recognize that cost on a straight-line basis over the requisite service period of the option, which is typically the vesting period for options granted by us. We calculate compensation expense of both vested and non-vested stock grants by determining the fair value of each such grant as of their respective dates of grant using our stock price at such dates with no discount. We recognize compensation expense on a straight-line basis over the requisite service period of a non-vested stock award.

For the 13-week and 39-week periods ended July 1, 2012, stock-based compensation included compensation costs attributable to such periods for those options that were not fully vested upon adoption of ASC 718, Compensation — Stock Compensation, adjusted for estimated forfeitures. We have estimated forfeitures to be 7%, which reduced stock-based compensation cost by $16,500 and $99,200 in the 13-week and 39-week periods ended July 1, 2012, respectively. The Company granted options to purchase 1,465,000 and 2,692,500 shares of Common Stock in the 13-week and 39-week periods ended July 1, 2012. The Company granted of options to purchase 6,927,500 and 50,552,500 shares of common stock in the 13-week and 39-week periods ended July 3, 2011.

At July 1, 2012, the total compensation costs related to non-vested option awards not yet recognized was $1,444,400. The weighted-average remaining vesting period of non-vested options at July 1, 2012 was 1 year.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the SEC is (i) recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes to Internal Control over Financial Reporting. We have undertaken, and will continue to undertake, an effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002. This effort, under the direction of senior management, includes the documentation, testing and review of our internal controls. During the course of these activities, we identified potential improvements to our internal controls over financial reporting, including some that we have implemented in the first and second quarter of Fiscal 2012, largely the modification or expansion of internal process documentation, and some that we are currently evaluating for possible future implementation. During Fiscal 2012, we also commenced, but had not yet completed by July 1, 2012, the implementation of various software packages designed to more fully integrate our internal controls to reduce the potential for manual errors derived from multiple data entries. We expect to continue documentation, testing and review of our internal controls on an on-going basis and may identify other control deficiencies, possibly including material weaknesses, and other potential improvements to our internal controls in the future. We completed our ISO-9001 re-certification in June 2012 following consummation of the Thermal Imaging Asset Sale. We cannot guarantee that we will remedy any potential material weaknesses that may be identified in the future, or that we will continue to be able to comply with Section 404 of the Sarbanes-Oxley Act.

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

Item 1A. Risk Factors

As of July 1, 2012 we have used a significant portion of the cash obtained from the Thermal Imaging Sale and the Revolving Line of Credit to fund our operations, and have been unable to maintain positive cash flow during the 39-week period due to insufficient revenues. If we are unable to improve our operating financial condition, we may have to seek additional financing, and there can be no guarantee that such financing would be available on a timely basis, on terms that are acceptable or at all. Failure to do so and meet the repayment or other obligations of our existing debt could result in default and acceleration of debt maturity, which could materially adversely affect our business, and financial condition, and threaten our viability as a going concern.

Other than as set forth above, there have been no other material changes in our assessment of the risk factors affecting our business since those presented in our Annual Report on Form 10-K for the fiscal year ended October 2, 2011, as updated in our Quarterly Report on Form 10-Q for the quarter ended January 1, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 13, 2012, the Company issued an aggregate of 3,198,400 shares of Common Stock to 26 accredited investors pursuant to the Company’s election, according to the terms and conditions of those certain 12% Subordinated Secured Convertible Notes (the “Notes”) issued by the Company to such investors on various dates between December 23, 2010 and July 19, 2011. These shares were issued in lieu of cash in order to pay the interest accrued on the Notes for the fiscal quarter ended April 1, 2012. On April 20, 2012, May 1, 2012 and May 22, 2012, the Company issued an aggregate of 909,992 shares of Common Stock to an aggregate of 19 accredited investors upon such investors’ conversion of an aggregate of $454,999.50 of the stated value of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”).

The issuances of Common Stock described in this Quarterly Report have been determined to be exempt from registration under the Securities Act, in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering. When the Series B Preferred Stock and the Notes were issued, those transactions were determined to be exempt from registration under the Securities Act, in reliance on Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. This determination was based in part on the representation by the investors that they were accredited investors, as that term is defined in Regulation D, and that they were acquiring the securities for investment purposes only and not with a view to any distribution or for sale in connection with any distribution.

Item 6. Exhibits

3.1.1	Certificate of Incorporation of the Registrant, (1)

3.1.2	Certificate of Elimination of the Series B Convertible Cumulative Preferred Stock, Series C Convertible Cumulative Preferred Stock, Series D Convertible Preferred Stock and Series E Convertible Preferred Stock (2)

3.1.3	Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series A-1 10% Cumulative Convertible Preferred Stock(3)

3.1.4	Certificate of Amendment of Certificate of Incorporation to increase the authorized shares of the Corporation’s common stock and the authorized shares of the Corporation’s Preferred Stock (3)

3.1.5	Certificate of Amendment of Certificate of Incorporation to reclassify, change, and convert each ten (10) outstanding shares of the Corporation’s common stock into one (1) share of common stock (4)

3.1.6	Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series A-2 10% Cumulative Convertible Preferred Stock (5)

3.1.7	Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series B Convertible Preferred Stock (6)

3.1.8	Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series C Convertible Preferred Stock (7)

3.1.9	Certificate of Amendment dated March 9, 2011 to Certificate of Incorporation to increase the authorized shares of the Company’s Common Stock (8)

3.1.10	Certificate of Amendment of Certificate of Incorporation to increase the authorized shares of the Corporation’s common stock from 500,000,000 to 800,000,000 and change of name of corporation to ISC8 Inc. from Irvine Sensors Corporation (9)

3.2	By-laws, as amended and currently in effect (10)

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) the Condensed Consolidated Balance Sheets at July 1, 2012 and October 2, 2011, (ii) the Condensed Consolidated Statements of Operations for the 13 weeks ended July 1, 2012 and July 13, 2011, and the 39 weeks ended July 1, 2012 and July 3, 2011, (iii) the Condensed Consolidated Statement of Stockholders’ Deficit, (iv) the Condensed Consolidated Statements of Cash Flows for the 39 weeks ended July 1, 2012 and July 3, 2011, and (v) the Notes to Condensed Consolidated Financial Statements.*

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003 as filed with the SEC on December 24, 2003 (File No. 001-08402).
(2)	Incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K as filed with the SEC on April 18, 2008.
(3)	Incorporated by reference to Exhibit 3.5 to the Registrant’s Current Report on Form 8-K as filed with the SEC on August 27, 2008.
(4)	Incorporated by reference to Exhibit 3.6 to the Registrant’s Current Report on Form 8-K as filed with the SEC on August 27, 2008.
(5)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on March 24, 2009.
(6)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on October 1, 2009.

(7)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on May 4, 2010.
(8)	Incorporated by reference to Exhibit No. 3.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on March 15, 2011.
(9)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on January 25, 2012.
(10)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on September 21, 2007, and by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on December 29, 2010.
*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ISC8 INC.

(Registrant)

Date: August 15, 2012	By:	/s/ Dan A. Regalado
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