Form 10-Q/A
period 2012-07-01
ISC8 INC. /DE
filed 2012-09-10
CIK 357108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended July 1, 2012 (“Form 10-Q”), as filed with the Securities and Exchange Commission (“SEC”) on August 15, 2012, is to furnish Exhibits 101 to the Form 10-Q, which provide certain items from our Form 10-Q formatted in eXtensible Business Reporting Language (“XBRL”). Exhibits 101 were previously disclosed in Item 6, Exhibits, in the Form 10-Q as filed with the SEC on August 15, 2012, but were not furnished.

No other changes have been made to the Form 10-Q other than the furnishing of the exhibits described above. This Amendment No. 1 does not reflect subsequent events occurring after the original date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q, or exhibits filed as part of the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and shall not be deemed “filed” with or a part of any registration statement or prospectus into which the Form 10-Q (or this Amendment No. 1 thereto) is incorporated by reference for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or otherwise subject to the liabilities of any of those sections.

Item 6. Exhibits

(a) Exhibits

Exhibit Number	Description of Document

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the second quarter ended July 1, 2012 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these unaudited condensed consolidated financial statements.

Pursuant to Rule 406T of Regulation S-T, the XBRL-related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and shall not be deemed “filed” with or a part of any registration statement or prospectus into which the Form 10-Q (or this Amendment No. 1 thereto) is incorporated by reference for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or otherwise subject to the liabilities of any of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ISC8 INC,
a Delaware corporation

Date: September 10, 2012	By:	/s/ Bill Joll
Bill Joll
Chief Executive Officer

Date: September 10, 2012	By:	/s/ Dan A. Regalado
Dan A. Regalado
Chief Financial Officer

3