Form 10-K
period 2012-09-30
ISC8 INC. /DE
filed 2012-12-28
CIK 357108

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☑

The aggregate market value of the registrant’s common stock held beneficially by non-affiliates of the registrant on April 1, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $8.5 million, based on the closing sales price of the registrant’s common stock as reported by the Over-The-Counter Bulletin Board on that date (which was the market on which the common stock was traded at such time). For the purposes of the foregoing calculation only, the registrant has excluded all of the outstanding shares of the registrant’s common stock held by all of the registrant’s directors, executive officers and holders of ten percent or greater of such common stock as such persons may be deemed to be affiliates of the registrant.

As of December 24, 2012, there were 142,177,593 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Information required by Items 10 through 14 of Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference to portions of the registrant’s definitive proxy statement for the registrant’s 2013 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended September 30, 2012. Except with respect to the information specifically incorporated by reference in this Form 10-K, the registrant’s definitive proxy statement is not deemed to be filed as a part of this Form 10-K.

ISC8 INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2012

-i-

FORWARD LOOKING STATEMENTS

In addition to historical information, this annual report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”).  Any statements in this annual report and accompanying materials that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning our projected revenues, expenses, gross profit and income, mix of revenue, demand for our products, the need for additional capital, our ability to obtain and successfully perform additional new contract awards and the related funding of such awards, our ability to repay our outstanding debt, market acceptance of our products and technologies, the competitive nature of our business and markets, the success and timing of new product introductions and commercialization of our technologies, product qualification requirements of our customers, the need to divest assets, our significant accounting policies and estimates, and the outcome of expense audits). The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “observe,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.  We cannot guaranty that we actually will achieve the plans, intentions or expectations expressed or implied in our forward-looking statements, which involve risks, assumptions and uncertainties. There are a number of important factors that could cause actual results, timing of events, levels of activity or performance to differ materially from those expressed or implied in the forward-looking statements we make.  Factors that may cause such differences include, but are not limited to, those set forth under the caption “Critical Accounting Estimates” described in Item 7 of this annual report, and under the caption “Risk Factors” in Item 1A of this annual report.  Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to December 28, 2012.

PART I

Unless otherwise indicated, or unless the context of the discussion requires otherwise, we use the terms “ISC8,” “Irvine Sensors,” the “Company,” “we,” “us,” “our” and similar references to refer to ISC8 Inc. and its subsidiaries. ISC8®, ISC8[secure] ®, Irvine Sensors®, Cyber adAPT™, NetFalcon™, Neo-Chip™, Neo-Stack®, Neo-Layer™, TOWHAWK®, Novalog™, Vault®, Eagle™, and RedHawk™ are among the Company’s trademarks. Any other trademarks or trade names mentioned in this report are the property of their respective owners.

ITEM 1.	BUSINESS

Overview

We are engaged in the design, development, manufacture and sale of a family of security products, consisting of cyber security solutions for commercial and U.S. government applications, secure memory products, some of which utilize technologies that we have pioneered for three-dimensional (“3-D”) stacking of semiconductors, systems in a package ("Systems in a Package" or "SIP"), and anti-tamper systems. In our government systems portfolio, we utilize technologies such as high-speed processor assemblies and miniaturized vision systems and sensors.  In addition, we offer custom stacked solutions for other customer specific systems in package applications. We also perform customer-funded contract research and development related to these products, mostly for U.S. government customers or prime contractors.  We generally use contract manufacturers to produce our products or their subassemblies. Our current operations are located in California, Texas, and Italy with other employees and consultants in various other locations globally. Our operation in Italy was acquired in connection with our acquisition of certain software assets of Bivio Networks, Inc. in October 2012.

Historically, we have derived a substantial majority of our total revenues from U.S. government-funded sources.  However, as discussed below, we are focused on broadening our revenue base. More recently, we have been developing products and services for non-governmental customers.  In addition, during the fiscal year ended September 30, 2012 (“Fiscal 2012”), we pursued (and shortly thereafter consummated) the acquisition of assets that provided us with existing commercial, service provider and government channels and customers both domestic and overseas. We are introducing cyber security and secure memory products that incorporate our technologies, which are intended for both U.S. government and commercial applications. Previously, we also designed, developed, manufactured and sold thermal imaging products intended for military use, including clip-on thermal imagers, thermal handheld and mounted equipment devices, other infrared imaging devices and thermal cameras, as well as related thermal imaging products (the “Thermal Imaging Business”). However, we sold the Thermal Imaging Business to Vectronix, Inc. (“Vectronix”) on January 31, 2012 (the “Thermal Imaging Asset Sale”) pursuant to an Asset Purchase Agreement dated October 17, 2011 (the “Thermal Imaging APA”).   As a result, we no longer sell thermal imaging products.  The operations of the Thermal Imaging Business have been presented as discontinued operations in the Consolidated Financial Statements accompanying this report.

As we continue to serve and support our customers, we are focusing our resources toward increasing revenues from sales of commercial products and services, particularly in cyber security applications and secure memory products.  We believe that the location of our development office in Richardson, Texas, a suburb of Dallas is key to the development of our family of scalable cyber security products and solutions because the Dallas area has a concentration of the highly-technical personnel skilled in this area that we need to develop and enhance these product offerings.

The Company was incorporated in California in December 1974 and was reincorporated in Delaware in January 1988. In Fiscal 2012, we rebranded our company to “ISC8”, formally changing our name from “Irvine Sensors Corporation” to “ISC8, Inc.” in order to call attention to our cyber security commercialization activities. Our principal executive offices are located at 3001 Red Hill Avenue, Building 4, Costa Mesa, California 92626. Our telephone number is (714) 549-8211, and our website address is www.ISC8.com. The inclusion of our website address in this report does not include or incorporate by reference into this report any information contained in, or that can be accessed through, our website.

Recent Developments

Bivio Networks, Inc.  In October 2012, we consummated the acquisition of certain cyber security related software assets of Bivio Networks, Inc. (“Bivio”), an international provider of cyber security solutions and products.   We also acquired the associated installed base of Bivio customer accounts worldwide.  We believe that these cyber products and technologies are synergistic to our existing cyber security initiatives and expect that the acquisition of these assets is likely to accelerate the growth of our business through the addition of customers, order and receivables backlog and a global sales force.

Issuance of Notes.  Effective on or about September 28, 2012, we issued and sold to certain accredited investors, including The Griffin Fund LP (“Griffin”), Senior Subordinated Secured Convertible Promissory Notes in the aggregate principal amount of $1,200,000 as part of an issue of an aggregate principal amount of up to $10,000,000 of Senior Subordinated Secured Convertible Promissory Notes due November 30, 2012 (collectively, the “2012 Notes”) that we may issue to Griffin or its affiliates and certain other accredited investors.  Effective as of November 30, 2012, the Company and the holder representative for the 2012 Notes entered into an Amended Form of Note to extend the maturity date of the 2012 Notes from November 30, 2012 to March 31, 2013.

The 2012 Notes are convertible, at any time after issuance upon election of the majority of the holders of the 2012 Notes then outstanding (the “Required Holders”), into shares of our common stock, or shares or units of any debt or equity security of the Company (or securities convertible into or exchangeable therefor) offered for sale by the Company to one or more investors in a financing raising gross proceeds to the Company of at least $1,000,000 (a “Qualified Financing”). The number of shares of common stock issuable upon conversion of all outstanding principal and accrued and unpaid interest on the 2012 Notes will be determined by dividing such amount by the conversion rate of $0.12. The number of shares of common stock issuable in connection with a Qualified Financing upon conversion of all outstanding principal and accrued and unpaid interest on the 2012 Notes will be determined by dividing such amount by the price per share of common stock sold in the Qualified Financing.

Loan Forbearance and Current Liquidity.  In July 2012, the Company fell out of compliance with financial covenants contained in the Revolving Credit Facility.  The Company and its lender, Partners for Growth (“PFG”), have entered into Forbearance and Consent under Loan and Security Agreements.  As compensation for entering into the Forbearance agreements, the Company has granted to PFG warrants to purchase more than 8 million shares of common stock.  The Forbearance has been extended until January 31, 2013.

Other than the fiscal year ended September 27, 2009 (“Fiscal 2009”), during which we sold substantial patent assets (our “Patent Sale and License”), we have a history of unprofitable operations. In the fiscal year ended October 2, 2011 (“Fiscal 2011”) and Fiscal 2012, we continued to experience unprofitable operations, due to insufficient total revenues to fully absorb our costs and expenses.  To offset the adverse working capital effect of our net losses, historically, we have financed our operations through multiple debt and equity financings. At the end of Fiscal 2012, we had approximately $27.1 million of debt, exclusive of debt discounts, of which a substantial majority was incurred in Fiscal 2011 and 2012. To provide for our current working capital requirements, and satisfy our current debt service requirements, we will need to obtain additional financing, the availability of which is uncertain.  In the event adequate financing is not available to provide for our working capital requirements, we will be required to enter into further forbearance agreements or otherwise restructure our existing indebtedness, to continue as a going concern.

Products and Technologies

As a result of both our externally funded contracts and our internally funded research and development, we have developed a wide variety of technologies ranging from high speed processing, data analytics, secure memories, anti-tamper, SIP and electronic miniaturization. In turn, we have developed a number of products incorporating these technologies for use at various levels of system integration.

We are currently offering products in the following areas:

Cyber Security Systems.    Under U.S. government sponsorship, we started the development of cyber security products embodied under our EAGLE products. Over the last two years we have evolved this technology into our Cyber adAPT product suite focused on detecting advanced persistent threats (“Advanced Persistent Threats”). We believe our cyber products have a number of potential U.S. government and commercial applications globally, including network and electronic security. Under U.S. government development contracts, we have delivered a demonstration unit of the EAGLE technology capable of continuous packet inspection of network data streams. We are presently developing more robust versions of our cyber products intended for commercial applications in various vertical markets, such as large enterprises and service providers.

Secure Memory Products with Anti-Tamper Technology.    We offer secure memory products that also incorporate anti-tamper technologies.  These products use various technologies including flash memories and processors that are designed to achieve high storage density and processing speed for advanced embedded applications developed by us for U.S. government agencies to protect stored data from improper access or tampering. We have delivered sample quantities of such devices to various potential customers, including stand-alone high density flash drives with capacities of up to one terabyte of storage.

Systems in a Package (SIP).    We have developed a family of standard products consisting of Systems in a Package that are used for numerous governmental and commercial applications. Our technology is applicable to stacking a variety of microchips, both packaged and unpackaged, that we believe can offer speed and capacity advantages while reducing size, weight and power usage of computing components and systems. In addition, since our technology reduces the number of interconnections between chips, we believe it can decrease the number of potential system failure points. We anticipate that the features achievable with our SIP technology could have applications in space and in aircraft, as well as in various other commercial and U.S. governmental applications for which size, weight, power usage and performance while maintaining security are important considerations. Our systems are 100% manufactured in the U.S, a key requirement for our target customers.

We have introduced a number of SIP products that are primarily oriented toward high density memory applications for customers that are seeking to emulate the performance of advanced monolithic memory chip packages by the stacking of two or more standard memory packages. These types of stacked chip-package products are also available from competitors, but we believe that our 100% U.S. based manufacturing and our patented chip-package stacking technology provide advantages in terms of security, size, weight, power usage performance and potential cost effectiveness over that of our competitors. Since our introduction of SIP products, our focus has been on delivery of our products to selected U.S. government agencies or large government contractors. Our stacked products are currently under evaluation by a number of these agencies or contractors that, if successful, would contribute to our revenue stream. We also continue to seek additional distribution and partnership channels for our SIP products.

Potential Product Applications

Cognitive Systems.    We have received a number of contracts in recent years from U.S. government agencies regarding the development of cognitive systems employing high-speed data analytics and correlation. This analysis utilizes a large number of processing nodes that continuously interact with each other, similar to the way that the neurons of a human brain interact to process sensory stimuli. Synaptic models are the subject of scientific inquiry because pattern recognition and learning tasks, which humans perform well, and computers perform poorly, appear to be dependent on such processing. Neither conventional computers nor advanced parallel processors currently have the interconnectivity needed to emulate neural processing techniques. We have received substantial funding under U.S. government research and development contracts in recent fiscal years intended to advance the maturity of the technologies required for cognitive sensors employing models of synaptic and neuron behaviors. We are presently pursuing additional U.S. government research and development contracts to provide demonstration products incorporating this technology to various branches of the Department of Defense. We believe our SIP technologies could provide a means to achieve the very high levels of interconnectivity necessary to construct an efficient artificial synaptic network. We also believe that the full product embodiment of our cognitive processing technology is expected to be some years in the future.  We have successfully demonstrated the use of our technology as applied to the analysis of real-world data to the U.S, Government agencies that have funded our development. We intend to continue to pursue research and development in this area in order to broaden the potential product application of this technology.

Active Imaging Systems.    Many of the potential U.S. government applications for which we have received developmental funding over the years have involved advanced techniques for acquiring and interpreting images. In the fiscal year ended October 1, 2006, we successfully developed and delivered a space-based active imaging system that has been deployed and, in the fiscal year ended September 30, 2007, we received a contract to develop another such system. We have received additional contract awards for active imaging systems and related projects, including with tactical as well as space applications, which may help us to further explore active imaging product applications

Application Specific Electronic Systems.    We have developed a number of application specific electronic systems to prototype status under various U.S. government development contracts. Potential applications include physical and electronic security, visible spectrum cameras, and biomedical instrumentation and monitoring. Currently, we are not actively working to commercialize this technology.

Manufacturing

We primarily use contract manufacturers to fabricate and assemble our products. At our current levels of sales of our products, we typically use single product specific contract manufacturing sources for each of these products and, as a result, we are vulnerable to disruptions in supply. However, for these single-sourced products, we use industry standard fabrication and related manufacturing sources that we believe are generally widely available. Also, we augment our product capacity for specialized functions or processes internally.

In the last several years, we have introduced what we believe are more cost-competitive SIP products that are manufactured with current state-of-the-art manufacturing technologies. We use independent third party-qualified source vendors for the manufacturing of these products. We currently do not have any long-term manufacturing contracts for any of our products.

Because of the nature of the sophisticated work performed under our research and development contracts, we design and assemble equipment for testing and prototype development. We also use this equipment to seek, qualify for and perform additional contract research and development for our customers.

Backlog

Funded backlog includes amounts under contracts that have been awarded to us and for which we have authority to bill for work under such contracts. At November 25, 2012, our consolidated funded backlog was approximately $1.7 million compared to approximately $3.1 million at November 27, 2011. Although no assurances can be given, we anticipate that a substantial portion of our funded backlog at November 25, 2012 will result in revenue recognized in the next twelve months. In addition, our U.S. government research and development contracts and product purchase orders typically include unfunded backlog, which is funded when the previously funded amounts have been expended or product delivery schedules are released. We are also continuing to negotiate for additional research and development contracts and commercial product sales. Many of these proposals for additional research and development contracts are submitted under the Small Business Innovation Research (“SBIR”) provisions of all U.S. government agencies that conduct funded research and development. In Fiscal 2011 and Fiscal 2012, we generated approximately $1.3 million and $0.6 million, respectively, of funded revenue from SBIR contracts. Although our reliance on SBIR contracts as a revenue source has declined as our contracts procured through other channels have increased, we continue to view SBIR contracts as an important source of both technological improvement and revenues. However, no assurances can be given that future SBIR contracts will be awarded, or if awarded, will match or exceed our historical experience or that such contract awards will be profitable or lead to other projects. We may not be successful in securing any additional SBIR contract awards in the future. As a result of the potential ownership changes related to our institutional financing, our ability to obtain SBIR contract awards is currently impaired, and our ability to qualify for future SBIR contract awards may be impaired as well.  Failure to continue to obtain these SBIR awards and other funded research and development contracts in a timely manner, or at all, could materially and adversely affect our business, financial condition and results of operations.

Customers and Marketing

With our increasing emphasis on developing potential non-military uses of our technology, we are devoting substantial resources to the marketing of our cyber security and limited resources to Secure Memory and SIP products for which marketing is handled by our channel partners to a variety of potential customers.

Prior to this recent emphasis on cyber security products for commercial and government/defense applications, we focused our marketing efforts towards obtaining research and development contracts from U.S. government agencies or contractors to those agencies.   No assurances can be given that we will continue to be successful in securing additional research and development contracts.

We market our Secure Memory and SIP products to both aerospace and commercial users of such devices, at both original equipment manufacturers (“OEMs”) and component manufacturers. To date, we are delivering such products to U.S. government agencies and contractors, but have only achieved modest success in receiving production orders for our SIP products from commercial customers. We have expressions of interest from some potential new customers for aerospace applications, however, no assurances can be given that we will be successful in securing orders from such customers. We have marketing staff with relevant industry experience for these products, but do not yet have sufficient history to predict our potential penetration of significant opportunities in this area.

In Fiscal 2012, direct contracts with various military services and branches of the U.S. government accounted for approximately 78.9% of our total revenues and subcontracts with prime U.S. government contractors accounted for approximately 18.6% of our total revenues. The remaining less than 2.5% of total revenues in Fiscal 2012 were derived from non-government sources.

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

Competition

The market for products that address the security requirements of electronic data transmission and storage is both large and diverse. As such, the competition to serve this market is similarly diverse and consists of a wide variety of competitors. We believe that our competitors include such companies as Fidelis (recently acquired by General Dynamics), SAIC, Boeing, McAfee, Inc., Arbor Networks, Damballa, Inc., FireEye, Inc., Trend Micro Incorporated, Juniper Networks, Palo Alto Networks and Fortinet, Inc. The prior exposure and strength of such competitors may make it difficult for us to successfully compete in this market.

The demand for high performance semiconductors has produced a wide variety of competitors and competitive systems, ranging from various three-dimensional designs to highly dense two-dimensional designs. For most commercial applications, the principal competitive factor is cost, although we believe operating speed is increasingly becoming a factor. For some applications in which volume and weight are critical, such as space or avionics, we believe density is the principal competitive factor. We believe that many of our competitors are better financed, more experienced and have a more extensive support infrastructure than us. Accordingly, we may not be able to successfully compete in such markets in the future.

We are aware of one primary competitor that has developed or acquired competing approaches to high-density chip stacking: 3D Plus. In addition, there are several independent companies such as Tessera Technologies and divisions of large companies that have various competitive technologies for stacking a limited number of chips in packaged form. We believe that demand for such products may increase in the future and may attract additional competitors, which may make it more difficult for us to successfully compete in this market.

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

Research and Development

Our consolidated research and development expenses for Fiscal 2012 and Fiscal 2011 were approximately $7.9 million and $3.2 million, respectively. These expenditures were in addition to the cost of revenues associated with our customer-sponsored research and development activities. The greater spending level on research and development in Fiscal 2012, as opposed to Fiscal 2011, was substantially due to the acceleration in Fiscal 2012 of our initiative to commercialize our cyber security products.

We have historically funded our research and development activities primarily through contracts with the U.S. government and U.S. government contractors and with funds from our equity and debt financings. We believe that U.S. government and commercial research and development contracts, along with contracts for deliveries of specialized SIP products to U.S. government agencies, will continue to provide at least a portion of the funding necessary for continuing development of some of our products. However, the manufacture of our planned and existing products in commercial volume will require substantial additional funds, which may involve additional equity or debt financing or a joint venture, license or other arrangement. Furthermore, the continued development of our cyber products is likely to require substantial external funding. No assurances can be given that sufficient funding will be available from U.S. government or other sources or that we will successfully develop new products for volume production.

Patents, Trademarks and Licenses

We primarily protect our proprietary technology by seeking to obtain, where practical, patents on the inventions made by our employees. Subsequent to our Patent Sale and License, as of September 30, 2012, we had three issued patents and 81 U.S. patent applications pending. We also have a perpetual, world-wide, royalty-free, non-exclusive license to 87 currently effective U.S. and foreign patents and ten U.S. patent applications pending that had been assigned to us, and that we sold pursuant to our Patent Sale and License. Foreign patent applications corresponding to several of the U.S. patents and patent applications sold in our Patent Sale and License were also pending as of September 30, 2012. We cannot assure you that any additional patents will be issued in the U.S. or elsewhere and assigned to us. Moreover, the issuance of a patent does not carry any assurance of successful application, commercial success or adequate protection. No assurances can be given that any patents that may issue and be assigned to us in the future will be upheld if we seek enforcement of our patent rights against an infringer or that we will have sufficient resources to prosecute our rights. In addition, no assurances can be given that any future patents will provide meaningful protection from competition. Furthermore, the purchaser of the patents and patent applications sold pursuant to the Patent Sale and License is able to use those patents for any purpose, including possible competition with us, or to pursue potential infringers of these patents, which could result in defensive challenges to the validity of such patents. If others were to claim that we are using technology covered by patents held by them, we would evaluate the necessity and desirability of seeking a license from the patent holder. Such claims of infringement could adversely affect out sales and prospects. No assurances can be given that we are not infringing on other patents or that we could obtain a license if we were so infringing.

The products and improvements that we develop under U.S. government contracts are generally subject to royalty-free use for U.S. government applications. However, we have negotiated certain “non-space” exclusions in U.S. government contracts and have the right to file for patent protection on commercial products that may result from U.S. government-funded research and development activities.

Certification Standard

We have upgraded our business and quality management systems which, in October 2010, were certified to be compliant with the International Organization for Standardization ISO 9001:2008 Standard. The certificate was issued for operations related to our Thermal Imaging Business and it remained valid until December 2011. In January 2012, following the sale of the Thermal Imaging Business, we initiated ISO re-certification applicable to the current business activity of ISC8. The re-certification to ISO 9001:2008 standard was completed in June 2012 with the registrar company Intertek.

Employees

As of December 24, 2012, we had 84 full time employees, one part time employee and four consultants and contractors. Of the full time employees, 64 were engaged in engineering, production and technical support and 20 were engaged in sales, marketing and administration.

Subsidiaries

Historically, we sought to commercialize some of our technologies by creating independently managed subsidiaries that could pursue their own financing strategies separately from ISC8, including Novalog, Inc. (“Novalog”), which developed and sold serial infrared communication chips and modules, MicroSensors, Inc. (“MSI”), which developed miniaturized inertial sensors and an application specific integrated circuit for readout of sensors; RedHawk Vision, Inc. (“RedHawk”), which developed and sold proprietary software for extracting still photographs from video sources; and iNetWorks Corporation (“iNetWorks”), which developed proprietary technology related to internet routing. All of these historical subsidiaries still exist as separate legal entities, but none of them presently have separate operations.

On October 12, 2012, pursuant to the terms of the Foreclosure Sale Agreement between ISC8 and GF AcquisitionCo 2012, LLC (“GFAC”) dated October 4, 2012 (the “Foreclosure Sale Agreement”), the Company acquired substantially all of the assets of the NetFalcon and Network Content Control System business of Bivio Networks, Inc. and certain of its subsidiaries (collectively, “Bivio”). The purchase price of those assets was $600,000 payable in cash to GFAC, and the issuance to GFAC of a warrant to purchase one million shares of common stock of the Company. Bivio developed and sold deep packet inspection software for governmental and commercial networks.

As of September 30, 2012, our ownership of the issued and outstanding capital stock of Novalog, MSI, RedHawk and iNetWorks was approximately 96%, 98%, 81% and 95%, respectively. Novalog, MSI, RedHawk and iNetWorks all have substantial intercompany debts payable to ISC8. At September 30, 2012, the amount of these intercompany obligations were approximately $3.3 million, $11.0 million, $1.6 million and $2.4 million for Novalog, MSI, RedHawk and iNetWorks, respectively. These obligations are not interest bearing and contain no conversion rights. ISC8 could elect to cancel some of the indebtedness from Novalog as consideration for the exercise of outstanding warrants to purchase up to 3.0 million shares of Novalog’s common stock at the exercise price of $1.00 per share and to cancel some of the indebtedness from MSI as consideration for the exercise of outstanding warrants to purchase up to 4.0 million shares of MSI’s common stock at the exercise price of $1.00 per share. Given the discontinuation of Novalog’s operations and the licensing-only nature of MSI’s current operations, it is not anticipated that we will exercise any of the foregoing warrants in the foreseeable future or at all.

None of our subsidiaries accounted for more than 10% of our total assets or had separate employees or facilities at the end of Fiscal 2012.

ITEM 1A.	RISK FACTORS

Our future operating results are highly uncertain. Before deciding to invest in our common stock or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this annual report, and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”), including any subsequent filings. We have attempted to group risk factors by category and not in order of significance or level of risk. Risks described under one category may also apply to another category, and you should carefully read the entire risk factors section, not just any one category of risk factors. The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business and results of operations. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

Risks Related to the Company

We will need to raise additional capital to fund our operations and service our debt, and if such capital is not available to us on a timely basis, on acceptable terms or at all, our operations could be seriously curtailed. We will require additional capital to meet our working capital needs, fund our operations and meet our debt service obligations. No assurances can be given that any additional capital from financings or other sources will be available on a timely basis, on acceptable terms, or at all, or that the proceeds from any financings will be sufficient to address our near term liquidity requirements. If we are unable to obtain needed additional capital, our business, financial condition and results of operations could be materially and adversely affected, and we may be forced to curtail our operations.

We anticipate that our future capital requirements will depend on many factors, including:

•	our ability to meet our current obligations, including trade payables, payroll and fixed costs;

•	our required service on our debt and settlement obligations payable over the next twelve months;

•	our ability to procure additional contracts, and the timing of our deliverables under our contracts;

•	our ability to earn commissions under the Thermal Imaging APA and avoid any indemnification obligations thereunder;

•	the timing of payments and reimbursements from U.S. government and other contracts;

•	our ability to control costs;

•	our ability to commercialize our technologies and achieve broader market acceptance for those technologies;

•	increased sales and marketing expenses;

•	our ability to divest assets as we deem necessary;

•	technological advancements and competitors’ responses to our products;

•	capital improvements to new and existing facilities;

•	our relationships with customers and suppliers; and

•	general economic conditions including the effects of potential future economic slowdowns, acts of war or terrorism and the current international conflicts.

Our ability to raise additional capital may be limited because, as a company that is quoted on the Over-The-Counter-Bulletin-Board (“OTCBB”), we are no longer eligible to use Form S-3 to register the resale of securities issued in private financings. Even if available, financings can involve significant costs and expenses, such as legal and accounting fees, diversion of management’s time and efforts, or substantial transaction costs or break-up fees in certain instances. Financings may also involve substantial dilution to existing stockholders, and may cause additional dilution through adjustments to certain of our existing securities under the terms of their anti-dilution provisions. If adequate funds are unavailable on a timely basis on acceptable terms, or at all, our business and revenues may be adversely affected and we may be unable to continue our operations at current levels, develop or enhance our products, expand our sales and marketing programs, capitalize on of future opportunities or respond to competitive pressures.

          We have significant debt that must be serviced in cash over the next twelve months, which places priority demands on our liquidity and raises additional risks if the repayment and covenant obligations of this debt are not fulfilled.  Our total liabilities were approximately $41.6 million at September 30, 2012, of which approximately $16.9 million, inclusive of discounts, represents notes payable.  In addition, approximately $10.5 million of such notes are due and payable prior to the end of the fiscal year ended September 29, 2013, of which approximately $4.8 million are held by our major stockholders, Costa Brava Partnership III L.P. (“Costa Brava”) and Griffin (the “Stockholder Notes”).  The Stockholder Notes are currently due and payable on demand.  Although neither Costa Brava or Griffin have demanded repayment of the Stockholder Notes, no assurances can be given that they will continue to forbear demand for repayment. If we choose to allocate some of our currently available cash or proceeds from future financings to the repayment of the Stockholder Notes, our financial condition would be materially and  and potentially restrict our ability to increase our total revenues to levels necessary to achieve self-sustaining cash flow from operations. In such an instance, or in the event that we are unable to repay our debt when due, we may have to seek additional financing, and no assurances can be given that such financing would be available on a timely basis, on terms that are acceptable or at all. Failure to meet the repayment or other obligations of our existing debt upon demand by any of our creditors on or before its due date could materially adversely affect our business, results of operations and financial condition and threaten our financial viability.

We may consider divesting other assets to improve our liquidity or to focus our business operations. To address our working capital needs, we sold a large portion of our patent portfolio in 2009 and assets used in our Thermal Imaging Business in January 2012. We may enter into agreements to sell other assets in the future. We also may wish to divest assets to focus our resources on selected business opportunities. We may not be able to complete such divestitures, if any, on acceptable terms, on a timely basis or at all, and such sales, if any, could materially adversely affect our future revenues. Furthermore, we have lenders with security interests in substantially all of our assets, and such sales would therefore require such lenders’ consent and not likely generate any direct benefits to stockholders and could materially impair our ability to maintain our current operations.

We have historically generated substantial losses, which, if continued, could make it difficult to fund our operations or successfully execute our business plan, and could adversely affect our stock price. Since our inception, we have generated net losses in most of our fiscal periods. We experienced a net loss of approximately $19.7 million in Fiscal 2012. We cannot assure you that we will be able to achieve or sustain profitability in the future. In addition, because we have significant expenses that are fixed or difficult to change rapidly, we generally are unable to reduce expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. We are dependent on support from subcontractors to meet our operating plans and susceptible to losses when such support is delayed or withheld. These factors could cause us to continue to experience net losses in future periods, which will make it difficult to fund our operations and execute our business plan, and could cause the market price of our common stock to decline.

If we are unable to commercialize our technology, we may not be able to increase our revenues or achieve or sustain profitability.  Since commencing operations, we have developed technology, principally under U.S. government research and development contracts, for various defense-based applications. However, since our margins on U.S. government contracts are generally limited, and our revenues from those contracts are tied to U.S. government budget cycles, influenced by numerous political and economic factors beyond our control, and subject to our ability to win additional contracts, our long-term prospects of realizing significant returns from our technology or achieving and maintaining profitability will likely also require penetration of commercial markets. In prior years, we have made significant investments to commercialize our technologies without significant success. Furthermore, a majority of our historical total revenues, including in Fiscal 2012, have been generated directly or indirectly from U.S. government customers.

If we are unable to obtain broad market acceptance of our new and existing products, our revenues and results of operations could be materially adversely affected. We generally focus on emerging markets. Market reaction to new products is difficult to predict. Our SIP technologies have not yet achieved broad market acceptance. Furthermore, we are in the beginning stages of introducing our cyber product offerings and such development efforts will require extensive testing. We cannot assure you that our present or future products will achieve market acceptance on a sustained basis. In addition, due to our historical focus on U.S. government research and development, we have a limited history of competing in commercial markets. As such, we cannot assure you that we will be able to successfully develop, manufacture and market additional commercial product lines or that such product lines will be accepted in the commercial marketplace. If we are unsuccessful in commercializing our new products, our ability to generate revenues and our business, financial condition and results of operations could be adversely affected.

We have engaged in multiple financings, which have significantly diluted existing stockholders and will likely result in substantial additional dilution in the future. Assuming conversion or exercise of all of our existing convertible securities as authorized and outstanding as of September 30, 2012, an additional approximately 325.3 million shares of our common stock (or approximately 456.9 million shares) would be outstanding, as compared to the approximately 131.6 million shares of our common stock that were issued and outstanding at that date. From October 1, 2008 through September 30, 2012, we have issued approximately 128.9 million shares of common stock largely to fund our operations and retire debt, resulting in significant dilution to our existing stockholders. Any additional equity or convertible debt financings in the future would likely result in further dilution to our stockholders. Existing stockholders also would likely suffer significant dilution in ownership interests and voting rights, and our stock price could decline as a result of potential future application of price anti-dilution features of the related debt instruments, if not waived.

Our debt financing has created substantial and continuing non-cash accounting charges that make it difficult for us to achieve net profit and positive net worth while our debt instruments are outstanding. Certain of our debt instruments, including the Subordinated Notes and the Revolving Credit Facility, contain features that are deemed to create a derivative liability under accounting principles. At September 30, 2012, our aggregate derivative liability was valued at $19,925,400, mainly as a result of these instruments. Because of the price volatility of our common stock, this derivative liability could increase substantially in future reporting periods if the market value of our common stock were to increase from the $0.11 per share value as of September 30, 2012. That change in the value of derivative liability would be recorded as an expense in our consolidated statements of operations, making it difficult to achieve net profit. In addition, the aggregate recorded derivative liability has already adversely affected our stockholders’ deficit and any future increases in derivative liability would further adversely affect such stockholders’ deficit, making it more difficult for us to meet criteria for listing our common stock on Nasdaq or some other national securities exchange. The effect of these derivative liabilities would ultimately be eliminated if the associated debt instruments were converted to equity pursuant to their terms.

Our debt financing has also resulted in substantial control by our primary investors over the outcome of stockholder voting and Board decisions. Costa Brava and Griffin, our institutional investors and major stockholders and debt holders, collectively control approximately 51% of our presently issued and outstanding common stock and have the ability, following conversion of the Stockholder Notes, to substantially increase their aggregate percentage ownership. In addition, they have nominated three of the eight directors that presently serve on our Board of Directors. Accordingly, Costa Brava  and Griffin have significant influence over the outcome of matters that require a stockholder vote or actions by our Board of Directors, and the ability of other stockholders to influence such outcomes has been correspondingly diminished.

Because our operations currently depend on U.S. government sales, contracts and subcontracts, we face additional risks related to contracting with the U.S. government, including federal budget issues and fixed price contracts that could materially and adversely affect our business. Future political and economic conditions are uncertain and may directly and indirectly affect the quantity and allocation of expenditures by federal agencies. Even the timing of incremental funding commitments to existing, but partially funded, contracts or purchase orders may be affected by these factors. The U.S. defense budget for fiscal year 2011 was only finalized after a lengthy delay, and it was not until late in Fiscal 2011 that we began to appreciate the scope and timing of possible new U.S. government procurement actions and the resulting impact of the budgetary delay on our future sales. There is increased short term uncertainty due to the 2013 Defense Department funds sequestration feature of the U.S. government’s fiscal 2011 budget resolution which remains unsettled. Final resolution of this issue may not occur until early 2013 which may result in significant contract award delays. Cutbacks or re-allocations in the federal budget may have a material adverse impact on our results of operations as long as we sell our products and perform our funded research and development largely for U.S. government customers. Obtaining U.S. government contracts may also involve long purchase and payment cycles, competitive bidding, qualification requirements, delays or changes in funding, budgetary constraints, political agendas, extensive specification development and price negotiations and milestone requirements. Each U.S. government agency maintains its own rules and regulations with which we must comply and which vary significantly among agencies. Governmental agencies often retain some portion of fees payable upon completion of a project and collection of these fees may be delayed for several months or even years, in some instances. In addition, a number of our U.S. government contracts are fixed price contracts, which may prevent us from recovering costs incurred in excess of budgeted costs for such contracts. Fixed price contracts require us to estimate the total project cost based on preliminary projections of the project’s requirements. The financial viability of any given project depends in large part on our ability to estimate such costs accurately and complete the project on a timely basis. In the event our actual costs exceed fixed contractual costs of either our research and development contracts or our production orders, we may not be able to recover the excess costs.

Our U.S. government contracts are also subject to termination or renegotiation at the convenience of the U.S. government, which may result in a large decline in revenue in any given quarter. Although U.S. government contracts have provisions providing for the reimbursement of costs associated with termination, the termination of a material contract at a time when our funded backlog does not permit redeployment of our staff could result in reductions of employees. We have in the past chosen to incur excess overhead in order to retain skilled employees during delays in contract funding. However, we have had to reduce our staff from time-to-time because of fluctuations in our funded U.S. government contract base. In addition, the timing of payments from U.S. government contracts is subject to significant fluctuation and potential delay, depending on the U.S. government agency involved. Any such delay could result in a material adverse effect on our liquidity. Since a substantial majority of our total revenues in the last two fiscal years were derived directly or indirectly from U.S. government customers, these risks can materially adversely affect our business, results of operations and financial condition.

Currently, we do not qualify as an eligible small business concern for SBIR awards.  On September 10, 2012, the U.S. Small Business Administration (“SBA”) made a formal size determination that we do not quality as an eligible small business concern for Small Business Innovation Research (“SBIR”) awards. On September 25, 2012, we filed an appeal disputing the SBA’s determination, which was denied.  Although no assurances can be given, we believe that we will be able to recertify as a small business within the next two fiscal quarters which would qualify us to receive SBA and SBIR grants in the future.  However, while this situation persists, our inability to receive grants under the SBA could materially adversely affect our business, results of operations and financial condition.

Our current business depends on a limited number of customers, and if any of these customers terminate or reduce their contracts with us, or if we cannot obtain additional U.S. government and/or commercial business in the future, our revenues could decline and our results of operations could be adversely affected. For Fiscal 2012, direct contracts with the U.S. government accounted for 97.5% of the Company’s total revenues while the remaining 2.5% of the Company’s total revenues during such period were derived from non-government sources. Although we plan to shift our focus to include the commercialization of our technology, we expect to continue to be dependent upon business with federal agencies and their contractors for a substantial portion of our revenues for the foreseeable future. Our dependency on a few customers increases the risk of disruption in our business or significant fluctuations in quarterly revenue, either of which could adversely affect our total revenues and results of operations.

If we fail to scale our operations adequately, we may be unable to meet competitive challenges or exploit potential market opportunities, and our business could be materially and adversely affected. Our consolidated total revenues in Fiscal 2012 and Fiscal 2011 were $4.2 million and $5.2 million, respectively. To become and remain profitable, we will need to materially grow our total revenues or substantially reduce our operating expenses. Such challenges are expected to place a significant strain on management, personnel, infrastructure and resources. To implement our current business and product plans, we will need to expand, train, manage and motivate our workforce, and expand our operational and financial systems, as well as our manufacturing and service capabilities. All of these endeavors will require substantial additional capital and considerable effort by our management. If we are unable to effectively manage changes in our operations, we may be unable to scale our business quickly enough to meet competitive challenges or exploit potential market opportunities, and our current or future business could be materially and adversely affected.

Historically, we have primarily depended on third party contract manufacturers for the manufacture of a majority of our products and any failure to secure and maintain sufficient manufacturing capacity or quality products could materially and adversely affect our business. For our existing products, we have primarily used contract manufacturers to fabricate and assemble our stacked chip, microchip and sensor products. We currently do not have any long-term supply contracts with any of our manufacturers and do not have the capability or capacity to manufacture our products in-house in large quantities. As a result, we face several significant risks, including: a lack of guaranteed supply of products and higher prices; limited control over delivery schedules, quality assurance, manufacturing yields and production costs; and the unavailability of, or potential delays in obtaining access to, key process technologies. The manufacture of our products is a highly-complex and technologically demanding process and we are dependent upon our contract manufacturers to minimize the likelihood of reduced manufacturing yields or quality issues. If we are unable to secure sufficient capacity with our existing manufacturers, implement manufacturing of some of our new products at other contract manufacturers or scale our internal capabilities, our revenues, cost of revenues and results of operations could be materially adversely impacted.

We are subject to technological risk from the developments of competitors, and our Fiscal 2009 Patent Sale of license assets has removed barriers to competition. We sold most of our then-issued patents and pending patent applications in Fiscal 2009. Although we retained a worldwide, royalty-free, non-exclusive license to use the patented technology that we sold in our business, the purchaser of our patent assets is entitled to use those patents for any purpose, including possible competition with us. We treat technical data as confidential and generally rely on internal nondisclosure safeguards, including confidentiality agreements with employees, and on laws protecting trade secrets, to protect our proprietary information and maintain barriers to competition. However, we cannot assure you that these measures will adequately protect the confidentiality of our proprietary information or that others will not independently develop products or technology that are equivalent or superior to ours.

Our ability to exploit our own technologies may be constrained by the rights of third parties who could prevent us from selling our products in certain markets or could require us to obtain costly licenses. Other companies may hold or obtain patents or inventions or may otherwise claim proprietary rights to technology useful or necessary to our business. We cannot predict the extent to which we may be required to seek licenses under such proprietary rights of third parties and the cost or availability of these licenses. While it may be necessary or desirable in the future to obtain licenses relating to one or more proposed products or relating to current or future technologies, we cannot assure you that we will be able to do so on commercially reasonable terms, if at all. If our technology is found to infringe upon the rights of third parties, or if we are unable to obtain sufficient rights to use key technologies, our ability to compete would be harmed and our business, financial condition and results of operations would be materially and adversely affected.

Enforcing and protecting patents and other proprietary information can be costly. If we are unable to adequately protect or enforce our proprietary information or if we become subject to infringement claims by others, our business, results of operations and financial condition may be materially adversely affected. We may need to engage in future litigation to enforce our intellectual property rights or the rights of our customers, to protect our trade secrets or to determine the validity and scope of proprietary rights of others, including our customers. The purchaser of our patents may choose to be more aggressive in pursuing its rights with respect to the patents it purchased from us, which could lead to significant litigation and possible attempts by others to invalidate such patents. If such attempts are successful, we might not be able to use this technology in the future. We also may need to engage in litigation in the future to enforce patent rights with respect to future patents, if any. In addition, we may receive in the future communications from third parties asserting that our products infringe the proprietary rights of third parties. We cannot assure you that any such claims would not result in protracted and costly litigation. Any such litigation could result in substantial costs and diversion of our resources and could materially and adversely affect our business, financial condition and results of operations. Furthermore, we cannot assure you that we will have the financial resources to vigorously defend our proprietary information.

Our proprietary information and other intellectual property rights are subject to U.S. government use which, in some instances, limits our ability to capitalize on them. Whatever degree of protection, if any, is afforded to us through patents, proprietary information and other intellectual property generally will not extend to U.S. government markets that utilize certain segments of our technology. The U.S. government has the right to royalty-free use of technologies that we have developed under U.S. government contracts, including portions of our stacked circuitry technology. While we are generally free to commercially exploit these U.S. government-funded technologies, and we may assert our intellectual property rights to seek to block use by other non-U.S. government entities, we cannot assure you that we would be successful in our attempts to do so.

We are subject to significant competition that could harm our ability to obtain new business or attract strategic partnerships and could increase the price pressure on our products. We face strong competition from a wide variety of competitors, including large cyber-security firms, semiconductor design firms, and aerospace firms. Most of our competitors have considerably greater financial, marketing and technological resources than we do, which may make it difficult to win new contracts or to attract strategic partners. This competition has resulted and may continue to result in declining average selling prices for our products. We cannot assure you that we will be able to compete successfully with these companies. Certain of our competitors operate their own fabrication facilities and have longer operating histories and presence in key markets, greater name recognition, larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than us. As a result, these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the promotion and sale of their products. Increased competition has in the past resulted in price reductions, reduced gross margins and loss of market share for us. This trend may continue in the future. We cannot assure you that we will be able to compete successfully or that competitive pressures will not materially and adversely affect our business, financial condition and results of operations.

We must continually adapt to unforeseen technological advances, or we may be unable to successfully compete with our competitors. We operate in industries characterized by rapid and continuing technological development and advancements. Accordingly, we anticipate that we will be required to devote substantial resources to improve already technologically complex products. Many companies in these industries devote considerably greater resources to research and development than we do. Developments by any of these companies could have a materially adverse effect on us if we are unable to keep up with the same developments. Our future success will depend on our ability to successfully adapt to any new technological advances in a timely manner, or at all.

If we are not able to attract and retain key personnel as required, we may be unable to implement our business plan and our results of operations could be materially and adversely affected. We depend to a large extent on the abilities and continued participation of our executive officers and other key employees. The loss of any key employee could have a material adverse effect on our business. While we have adopted employee equity incentive plans designed to attract and retain key employees, our stock price has declined in recent periods, no assurances can be given that options or non-vested stock granted under our plans will be effective in retaining key employees. We believe that, as our activities increase and change in character, additional experienced personnel will be required to implement our business plan. Competition for such personnel is intense and we cannot assure you that they will be available when required, or that we will have the ability to attract and retain them.

Risks Relating to Our Common Stock

Because our common stock is traded on the OTCBB, your ability to sell your shares of our common stock may be limited due to “penny stock” restrictions and our ability to raise additional capital similarly may be compromised. Our common stock falls within the definition of “penny stock” under the Exchange Act and is covered by Rule 15g-9 promulgated under the Exchange Act. That rule imposes additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors. For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, Rule 15g-9 potentially affects the ability or willingness of broker-dealers to sell our securities, which would also affect the ability of stockholders to sell their securities in the public market. These additional procedures could also limit our ability to raise additional capital in the future.

Significant sales of our common stock in the public market would likely cause our stock price to fall. The average trading volume of our shares in September 2012 was approximately 97,900 shares per day, compared to the approximately 131.6 million shares outstanding and the additional approximately 325.3 million shares potentially outstanding on a fully diluted basis at September 30, 2012. Other than volume limitations imposed on our affiliates, many of the issued and issuable shares of our common stock are freely tradable. If the holders of freely tradable shares were to sell a significant number of shares of our common stock in the public market, the market price of our common stock would likely decline. We have obligations to certain of our debt holders that could require us to register shares of common stock held by them and shares issuable upon conversion of their respective debt instruments for resale in a registration statement.

Our stock price has been subject to significant volatility. The trading price of our common stock has been subject to wide fluctuations in the past. The current market price of our common stock may not increase in the future. As such, you may not be able to resell your shares of common stock at or above the price you paid for them. The market price of the common stock could continue to fluctuate or decline in the future in response to various factors, including, but not limited to:

•	our cash resources and ability to raise additional funding and repay indebtedness;
•	our ability to control costs and improve cash flow;
•	our ability to introduce and commercialize new products and achieve broad market acceptance for our products;
•	U.S Government budget reallocations or delays in or lack of funding for specific projects;
•	announcements of technological innovations or new products by us or our competitors;
•	quarterly variations in operating results;
•	changes in investor perceptions;
•	economic and political instability, including acts of war, terrorism and continuing international conflicts;
•	changes in the fair value of derivative instruments expense; and
•	reduced trading volume on the OTCBB.

The trading markets for the equity securities of high technology companies have continued to experience volatility. Such volatility has often been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock. In the past, companies that have experienced volatility in the market price of their securities have been the subject of securities class action litigation. We were subject to such a class action lawsuit in the past, and no assurances can be given that we will not be subject to similar class action lawsuits in the future.

  Future issuances of our shares may lead to future dilution in the value of our common stock, and will lead to a reduction in shareholder voting power.   Your investment in our shares may be substantially diluted due to the following:

●
issuance of common stock, or securities convertible into common stock, in connection with funding agreements with third parties and future issuances of common and preferred stock by the Board of Directors; and

●
the Board of Directors has the power to issue additional shares of common stock and preferred stock and the right to determine the voting, dividend, conversion, liquidation, preferences and other conditions of the shares without shareholder approval.

Stock issuances may result in reduction of the book value or market price of outstanding shares of common stock.  If the Company issues any additional shares of common or preferred stock, proportionate ownership of common stock and voting power will be reduced.  Further, any new issuance of common or preferred stock may prevent a change in control or management.

We do not plan to pay dividends to holders of common stock. We do not anticipate paying cash dividends to the holders of the common stock at any time. Accordingly, investors in our securities must rely upon subsequent sales after price appreciation as the sole method to realize a gain on investment. There are no assurances that the price of common stock will ever appreciate in value.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We currently occupy leased facilities in Costa Mesa, California for our headquarters and most of our development, manufacturing and testing operations. We also occupy a leased facility in Richardson, Texas for our cyber development operations. The Costa Mesa facilities include approximately 42,500 square feet in two separate, but adjacent buildings for which we hold leases that terminate in September 2013. Our average monthly rent for this space over this term is approximately $71,700 per month. The Richardson facility consists of approximately 7,100 square feet for which we hold a lease that terminates at the end of September 2013. Our average monthly rent for the Richardson space over this term is approximately $4,700 per month.  We also occupy a leased facility in Italy consisting of approximately 8,100 square feet with an average monthly rent of approximately $3,500 per month which was acquired in connection with our acquisition of certain software assets of Bivio Networks, Inc. in October 2012.  We believe that our facilities are adequate for our operations for our fiscal year ended September 29, 2013 (“Fiscal 2013”).

ITEM 3.	LEGAL PROCEEDINGS

The information set forth under Note 11 in the Notes to Consolidated Financial Statements, included in Part IV, Item 15(a)(1) of this Report, is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth the range of high and low sales prices of our common stock for the periods indicated, as quoted on the OTCBB under the trading symbol ISCI.OB.

	High	Low
Fiscal Year Ending September 29, 2013:
First Quarter (through December 24, 2012)	$0.13	$0.06

Fiscal Year Ended September 30, 2012:
First Quarter	$0.12	$0.07
Second Quarter	0.195	0.08
Third Quarter	0.16	0.095
Fourth Quarter	0.14	0.07

Fiscal Year Ended October 2, 2011:
First Quarter	$0.154	$0.08
Second Quarter	0.32	0.12
Third Quarter	0.18	0.10
Fourth Quarter	0.16	0.07

On December 24, 2012, the last sales price for our common stock as reported by the OTCBB was $0.08 and there were approximately 348 stockholders of record based on information provided by our transfer agent.

We have never declared or paid cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

ITEM 6.	SELECTED FINANCIAL DATA

Not required for a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are engaged in the design, development, manufacture and sale of a family of security products, consisting of cyber security solutions for commercial and U.S. government applications, secure memory products, some of which utilize technologies that we have pioneered for 3-D stacking of semiconductors, Systems in a Package or SIP, and anti-tamper systems. In our government systems portfolio, we utilize technologies such as high-speed processor assemblies and miniaturized vision systems and sensors.  In addition, we offer custom stacked solutions for other customer specific systems in package applications. We also perform customer-funded contract research and development related to these products, mostly for U.S. government customers or prime contractors.  We generally use contract manufacturers to produce our products or their subassemblies. Our current operations are located in California, Texas, and Italy with other employees and consultants in various other locations globally. Our operation in Italy was acquired in connection with our acquisition of certain software assets of Bivio Networks, Inc. in October 2012.

As of September 30, 2012, we had approximately $27.1 million of debt, exclusive of debt discounts, and approximately $3.3 million of accounts payable and accrued expenses.

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

Revenue Recognition.     Our consolidated total revenues during Fiscal 2012 were primarily derived from two sources, (i) contracts to develop prototypes and provide research, development, design, testing and evaluation of complex detection and control defense systems, and (ii) product sales.

Research and Development Contracts.     This segment relates primarily to our Government contracting business, our cyber products and some of our Secure Memory products which are funded internally and are part of our operating expense. The terms of our government research and development contracts are usually cost reimbursement plus a fixed fee, fixed price with billing entitlements based on the level of effort we expend, or occasionally firm fixed price. Our cost reimbursement plus fixed fee research and development contracts require our good faith performance of a statement of work within overall budgetary constraints, but with latitude as to resources utilized. Our fixed price level of effort research and development contracts require us to deliver a specified number of labor hours in the performance of a statement of work. Our firm fixed price research and development contracts require us to deliver specified items of work independent of resources utilized to achieve the required deliverables. For all types of research and development contracts, we recognize revenues as we incur costs and include applicable fees or profits primarily in the proportion that costs incurred bear to estimated final costs. Costs and estimated earnings in excess of billings under U.S. government research and development contracts are accounted for as unbilled revenues on uncompleted contracts, stated at estimated realizable value and are expected to be realized in cash within one year.

Upon the initiation of each research and development contract, a detailed cost budget is established for direct labor, material, subcontract support and allowable indirect costs based on our proposal and the required scope of the contract as may have been modified by negotiation with the customer, usually a U.S. government agency or prime contractor. A program manager is assigned to secure the needed labor, material and subcontract in the program budget to achieve the stated goals of the contract and to manage the deployment of those resources against the program plan. Our accounting department collects the direct labor, material and subcontract charges for each contract and provides such information to the respective program managers and senior management.

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

Product Sales.    Our revenues derived from product sales in Fiscal 2012 and Fiscal 2011 were primarily the result of shipments of sales of our stacked chip products. Production orders for our products are generally priced in accordance with established price lists. We primarily ship chip stack products to original equipment manufacturers (“OEMs”).

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

Valuation Allowances.    We maintain allowances for doubtful accounts for estimated losses resulting from a deterioration of a customer’s ability to make required payments to the point where we believe it is likely that there has been an impairment of its ability to make payments. Such allowances are established, maintained or modified at each reporting date based on the most current available information. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance.

Stock-Based Compensation.    We calculate stock option-based compensation by estimating the fair value of each option using the Black-Scholes option-pricing model. Our determination of fair value of stock option-based payment awards is made as of their respective dates of grant using the Black-Scholes option-pricing model and is affected by our stock price, as well as assumptions regarding a number of other variables, including the expected stock price volatility over the term of the awards, the portion of stock options granted that will ultimately vest, and the periods from the grant date until the options vest and expire. The Black-Scholes option-pricing model was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, the existing valuation models may not provide an accurate measure of the fair value of our outstanding employee stock options. We recognize compensation expense on a straight-line basis over the requisite service period of the option after consideration of the estimated forfeiture rate.

We calculate compensation expense for both vested and nonvested stock awards by determining the fair value of each such grant as of their respective dates of grant using the closing sales price of our common stock on the OTCBB at such dates without any discount. We recognize compensation expense for nonvested stock awards on a straight-line basis over the requisite service period.

Executive Salary Continuation Plan Liability.    We have estimated liability related to our Executive Salary Continuation Plan (the “ESCP”) based upon the expected lifetime of participants using Social Security mortality tables and discount rates comparable to rates of return on high quality investments providing yields in amount and timing equivalent to expected benefit payments. At the end of each fiscal year, we determine the assumed discount rate to be used to discount ESCP liability. We considered various sources in making this determination, including the Citigroup Pension Liability Index, which was 3.94% at September 30, 2012. Based upon this review, we used a 3.94% discount rate for determining ESCP liability at September 30, 2012.

Derivatives.    A derivative is an instrument, the value of which is “derived” from an underlying instrument or index such as a future, forward, swap, option contract, or other financial instrument with similar characteristics, including certain derivative instruments embedded in other contracts (“embedded derivatives”) and for hedging activities. As a matter of policy, we do not invest in separable financial derivatives or engage in hedging transactions. However, we have entered into complex financing transactions, including certain convertible debt transactions in Fiscal 2011 and 2012 and certain warrant grants in Fiscal 2012, that involve financial instruments containing certain features that have resulted in the instruments being deemed derivatives or containing embedded derivatives. We may engage in other similar complex debt transactions in the future, but not with the intention to enter into derivative instruments. Derivatives and embedded derivatives, if applicable, are measured at fair value using the binomial lattice pricing model and marked to market through earnings. However, such new and/or complex instruments may have immature or limited markets. As a result, the pricing models used for valuation of derivatives often incorporate significant estimates and assumptions, which may impact the level of precision in the financial statements. Furthermore, depending on the terms of a derivative or embedded derivative, the valuation of derivatives may be removed from the financial statements upon conversion of the underlying instrument into some other security.

COMPARISON OF FISCAL YEARS ENDED SEPTEMBER 30, 2012 AND OCTOBER 2, 2011

Results of Operations

Total Revenues.    Our total revenues are generally derived from sales of specialized chips, modules, stacked chip products, secure memory products and amounts realized or realizable from funded research and development contracts, largely from U.S. government agencies and U.S. government contractors. Our total revenues decreased by approximately $1.0 million in Fiscal 2012 as compared to total revenues in Fiscal 2011, and changed in composition as shown in the following table and discussed more fully below.

Total Revenues
Fiscal 2011	$5,178,300
Dollar decrease in Fiscal 2012	(981,900)

Fiscal 2012	$4,196,400
Percentage decrease for Fiscal 2012	(19%)

The decrease in our total revenues in Fiscal 2012 as compared to Fiscal 2011 was primarily the result of an overall decline in funded research and development contracts in the current fiscal year. We believe this decrease was substantially related to the timing of funding or shipment releases under existing contracts and the size and availability of award of new contracts. We are unable to ascertain what future effects the U.S. defense budget timing may have on our total revenues for Fiscal 2013. We are promoting sales of our recently introduced products, which, while no assurances can be given, could become a material contributor to our total revenues in Fiscal 2013.

Total Cost of Revenues.    Cost of revenues includes wages and related benefits of our personnel, as well as subcontractor, independent consultant and vendor expenses directly incurred in the manufacture of products sold or in the performance of funded research and development contracts, plus related overhead expenses and, in the case of funded research and development contracts, such other indirect expenses as are permitted to be charged pursuant to the relevant contracts. Our cost of revenues for Fiscal 2012 decreased as compared to Fiscal 2011 in terms of both absolute dollars and as a percentage of total revenues, as shown in the following table:

	Cost of Revenues	Percentage of Total Revenues
Fiscal 2011	$4,771,700	92%
Dollar decrease in Fiscal 2012	(1,622,700)

Fiscal 2012	$3,149,000	75%
Percentage decrease for Fiscal 2012	(34%)

The decrease in absolute dollar cost of revenues in Fiscal 2012 as compared to Fiscal 2011 was primarily the result of a decrease in funded research and development contract cost of revenue in the comparable periods, which corresponds with a decrease in total revenues related to funded research and development contracts in the comparable periods. This decrease also related to a non-recurring charge made in December 2010 due to one-time compensation to our staff in consideration of the salary reductions and deferrals experienced in Fiscal 2010 and the first quarter of Fiscal 2011.  The portion allocated to overhead was applied to cost of revenues in Fiscal 2011 with no comparable expense incurred in Fiscal 2012.  Because of the nature of these non-recurring expenses, management does not believe that the changes in cost of revenues as a percentage of total revenues in the comparable periods are indicative of a continuing trend.

General and Administrative Expense.    General and administrative expense largely consists of wages and related benefits for our executive, financial, administrative and marketing staff, as well as professional fees and costs, primarily legal and accounting, plus various fixed costs such as rent, utilities and telephone. The comparison of general and administrative expense for Fiscal 2012 and Fiscal 2011 is shown in the following table:

	General and Administrative Expense	Percentage of Total Revenue
Fiscal 2011	$7,874,600	152%
Dollar increase in Fiscal 2012	834,200

Fiscal 2012	$8,708,800	208%
Percentage increase for Fiscal 2012	11%

The largest contributor to the increase in general and administrative expense in Fiscal 2012 as opposed to Fiscal 2011 was an increase in stock-based compensation, including the acceleration of vesting of stock options upon the retirement of our former Chief Financial Officer in December 2011. This non-recurring expense, as well as increased expense related to marketing personnel, was partially offset by decreases in bid and proposal fees, and SEC and stockholder-related expenses in Fiscal 2012 as compared to Fiscal 2011.

Research and Development Expense.    Research and development expense consists of wages and related benefits for our research and development staff, independent contractor consulting fees and subcontractor and vendor expense directly incurred in support of internally funded research and development projects, plus associated overhead expense. Research and development expense for Fiscal 2012 as compared to Fiscal 2011 increased as shown in the following table:

	Research and Development Expense	Percentage of Total Revenue
Fiscal 2011	$3,171,600	61%
Dollar increase in Fiscal 2012	4,704,000

Fiscal 2012	$7,875,600	188%
Percentage increase for Fiscal 2012	148%

The increase in our research and development expense in Fiscal 2012 as compared to Fiscal 2011 was largely related to the acceleration of our development expense of our cyber security products incurred subsequent to the opening and staffing of an office in Texas for development of those products in April 2011. Many of the expenses of this office have been allocated to research and development expense, including software licensing expense incurred to support our cyber security product development. Concurrent with implementation of this focused cyber security product development activity, we de-emphasized other internal research and development activities. The net effect of these changes was an increase in absolute dollars of research and development expense in Fiscal 2012 as compared to Fiscal 2011. We expect to continue to allocate significant resources to the development of our cyber security products in future periods, which may result in further increases in research and development expense as compared to prior fiscal year periods.

Interest Expense.    Our interest expense for Fiscal 2012, compared to that of Fiscal 2011, decreased as shown in the following table:

Interest Expense
Fiscal 2011	$7,544,700
Dollar decrease in Fiscal 2012	(963,600)

Fiscal 2012	$6,581,100
Percentage decrease in Fiscal 2012	(13%)

The decrease in interest expense in Fiscal 2012 as compared to Fiscal 2011 was attributable primarily to interest and amortization of debt discounts and financing related costs on our Bridge Notes that was incurred in Fiscal 2011. No similar expenses were incurred during Fiscal 2012. This decrease was mainly offset by interest and amortization of debt discounts and financing related costs incurred during Fiscal 2012, which resulted from our Revolving Facility and 2012 Notes.

Change in Fair Value of Derivative Liability.    We recorded a substantial decrease in fair value of derivative liability for Fiscal 2012, compared to Fiscal 2011, as shown in the following table:

Change in Fair Value of Derivative Liability
Fiscal 2011	$1,512,700
Dollar decrease in Fiscal 2012	(6,334,800)

Fiscal 2012	$(4,822,100)
Percentage decrease in Fiscal 2012	(419%)

As of September 30, 2012, instruments deemed to be derivatives consisted of embedded derivatives related to our Subordinated Notes, 2012 Notes, and certain warrants issued in connection with our Revolving Line of Credit. The Company revalued these derivatives as of September 30, 2012 and recorded an increase in their fair value to approximately $18.1 million, $0.1 million, and $1.7 million respectively for Fiscal 2012. Given the price volatility of our common stock, we anticipate that there could be additional substantial change in fair value of derivative liability expense that we will be required to record in future reporting periods, unless and until the Subordinated Notes and 2012 Notes are converted into, and/or the warrants are exercised for the purchase of shares of common stock pursuant to their respective terms. In the event of such conversion or exercise, the derivative liability associated with these instruments would be eliminated.

Net Loss. Our net loss for Fiscal 2012 increased as compared to Fiscal 2011 as shown in the following table:

Net Loss
Fiscal 2011	$(15,762,800)
Dollar increase in Fiscal 2012	(3,905,600)

Fiscal 2012	$(19,668,400)
Percentage increase in Fiscal 2012	(25%)

The increase in net loss in Fiscal 2012 as compared to Fiscal 2011 was substantially attributable to lower revenue and higher total operating expense primarily driven by higher research and development costs associated with our cyber security products.

Liquidity and Capital Resources

Our liquidity in terms of cash and cash equivalents was affected positively by the proceeds realized from the sale of our Thermal Imaging Business as well as the proceeds of additional debt issuance, which was offset by significant cash used in operations. Our working capital deficit was affected negatively in Fiscal 2012, largely as a result of net losses generated from continuing operations, partially offset by the proceeds realized from the sale of our Thermal Imaging Business, as shown in the following table:

	Cash and Cash Equivalents	Working Capital (Deficit)
October 2, 2011	$2,734,600	$(4,119,800)
Dollar change in Fiscal 2012	(996,200)	(5,971,000)

September 30, 2012	$1,738,400	$(10,090,800)
Percentage change in Fiscal 2012	(36%)	(145%)

The aggregate of our non-cash depreciation and amortization expense, non-cash interest expense, non-cash change in fair value of derivative liability, and non-cash stock-based compensation was $13,041,400 in Fiscal 2012. These non-cash operational expenses partially offset the use of cash derived from our net loss from operations and various timing and cash deployment effects, the largest of which was a $100,500 decrease in advance billings on uncompleted contracts. The aggregate of these and other less significant factors contributed to our operational use of cash in the amount of $12,715,700 in Fiscal 2012. During Fiscal 2012, we also received $5.0 million in cash as proceeds from our Revolving Credit Facility and used approximately $2,729,400 to pay in full a secured promissory note previously issued by us to Mr. Timothy Looney (the “Secured Promissory Note”).  We received an additional $1.2 million in cash as proceeds from the issuance of a Senior Subordinated Convertible Promissory Note to Griffin in September 2012.  The totality of these financing activities and other less significant activities yielded net cash of $3,523,300. We also used $438,200 of cash for equipment expenditures in Fiscal 2012. These and other uses of cash were offset by $8,634,400 of net cash provided by discontinued operations, derived from the sale of our Thermal Imaging Business, resulting in a net decrease of cash in the amount of $996,200 in the Fiscal 2012. These proceeds from financing and discontinued operations were the primary source of improvement in our working capital in the current period. The repayment obligations of our debt over the next twelve months will be substantial, and if we are unable to meet these obligations in a timely manner, or at all, our business, results of operations and financial condition could be materially and adversely affected.

Our Senior Subordinated Notes have a feature that permits the holders to demand repayment any time on or after July 16, 2012. Although the holders did not exercise this right on that date and have given no present indication that they intend to exercise this right, its possibility requires us to classify the approximate $4.8 million balance of the Senior Subordinated Notes as a current obligation at September 30, 2012.

At September 30, 2012, our funded backlog was approximately $1.7 million. Although no assurances can be given, we expect that a substantial portion of our funded backlog at September 30, 2012 will result in revenue recognized in the next twelve months, provided that we are able to enhance our liquidity to meet our working capital requirements. In addition, our U.S. government research and development contracts and product purchase orders typically include unfunded backlog, which is funded when the previously funded amounts have been expended or product delivery schedules are released. As of September 30, 2012, our total backlog, including unfunded portions, was approximately $2.1 million.

Contracts with U.S. government agencies may be suspended or terminated by the U.S. government at any time, subject to certain conditions. Similar termination provisions are typically included in agreements with prime contractors. While we have only experienced a limited number of contract terminations, none of which were recent, we cannot assure you that we will not experience suspensions or terminations in the future. Any such termination, if material, could cause a disruption of our revenue stream, materially adversely affect our liquidity and results of operations and could result in employee layoffs.

Management is currently seeking to raise additional funds to meet our continuing obligations and short-term working capital requirements. We may not be able to complete any such transactions on acceptable terms, on a timely basis or at all, and even if completed, such transactions could materially and adversely affect our future revenues. Furthermore, we have lenders with security interests in substantially all of our assets, and any asset-based transactions would require such lenders’ consent and be unlikely to generate any direct benefits to stockholders.

Contractual Obligations and Commitments

Debt.    At September 30, 2012, we had approximately $27.1 million of debt, exclusive of discounts, which consisted of (i) an “Initial Revolving Loan”, in the original principal amount of $5.0 million; (ii) “Subordinated Notes” with an aggregate principal balance of approximately $16.1 million; (iii) “Senior Subordinated Notes” with an aggregate principal balance of approximately $4.8 million, and (iv) “Senior Subordinated Convertible Notes” with an aggregate principal balance of approximately $1.2 million. Each of these instruments is described more fully below.

In December 2011, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Partners for Growth, L.P. (“PFG”) pursuant to which we obtained the two-year, $5.0 million line of credit (the “Revolving Credit Facility”). Upon execution of the Loan Agreement, we borrowed the entire $5.0 million available thereunder (the “Initial Revolving Loan”) and used approximately $1.9 million of that Initial Revolving Loan to repay the Secured Promissory Note. We used the remaining proceeds of the Initial Revolving Loan, less expenses thereof, for general working capital purposes.

The maturity date for the Initial Revolving Loan and any other loans issued pursuant to the Revolving Credit Facility (collectively, the “Loans”) is December 14, 2013 (the “Maturity Date”). Interest on the Loans accrues at the rate of 12% per annum. Interest only on the Loans is payable monthly on the third business day of each month for interest accrued during the prior month, and the remaining balance is payable on the Maturity Date. Each of Costa Brava and Griffin, individually and collectively, jointly and severally, have unconditionally guaranteed repayment to PFG of $2.0 million of our monetary obligations under the Loan Agreement.

To secure the payment of all of our obligations under the Loans when due, we granted to PFG a first position, continuing security interest in substantially all of our assets, including substantially all of our intellectual property, subject to the commitment by PFG to release any security interests in the assets of the Thermal Imaging Business that we sold. That sale was consummated on January 31, 2012, and PFG subsequently released the related security interests. In addition, Costa Brava, Griffin and certain other of our existing creditors have agreed that, while any obligations remain outstanding by us to PFG, their respective security interests in and liens on our assets shall be subordinated and junior to those of PFG.

As of September 28, 2012, we issued and sold to Griffin a 12% Senior Subordinated Convertible Note due November 30, 2012 (the “Senior Subordinated Convertible Note”) in the principal amount of $1.2 million. Subsequently, in November 2012, the Senior Subordinated Convertible Note was amended to be due March 31, 2013.  Therefore, the Senior Subordinated Convertible Note has been classified as a current obligation in our consolidated balance sheet as of September 30, 2012.

Capital Lease Obligations.    The outstanding principal balance on our capital lease obligations of $79,800 at September 30, 2012 relate primarily to computer equipment and software and are included as part of current and non-current liabilities within our consolidated balance sheet.

Operating Lease Obligations.    We have various operating leases covering equipment and facilities located at our facilities in Costa Mesa, California and Richardson, Texas.

Deferred Compensation.    We have a deferred compensation plan, the Executive Salary Continuation Plan or ESCP, for select key employees. Benefits payable under the ESCP are established on the basis of years of service with the Company, age at retirement and base salary, subject to a maximum benefits limitation of $137,000 per year for any individual. The ESCP is an unfunded plan. The recorded liability for future expense under the ESCP is determined based on expected lifetime of participants using Social Security mortality tables and discount rates comparable to that of rates of return on high quality investments providing yields in amount and timing equivalent to expected benefit payments. At the end of each fiscal year, we determine the assumed discount rate to be used to discount the ESCP liability. We considered various sources in making this determination for Fiscal 2012, including the Citigroup Pension Liability Index, which was 3.94% at September 30, 2012. Based upon this review, we used a 3.94% discount rate for determining ESCP liability at September 30, 2012. Presently, two of our retired executives are receiving benefits aggregating $184,700 per annum under the ESCP. As of September 30, 2012, $1,159,700 has been accrued in the accompanying consolidated balance sheet for the ESCP, of which amount $184,700 is a current liability we expect to pay during Fiscal 2013.

Stock-Based Compensation

Aggregate stock-based compensation for Fiscal 2012 and Fiscal 2011 was $1,618,600 and $1,202,400, respectively, and was included in:

	Fiscal 2012	Fiscal 2011
Cost of revenue	$279,700	$49,900
General and administrative expense	1,338,900	1,152,500

	$1,618,600	$1,202,400

All transactions in which goods or services are the consideration received for equity instruments issued to non-employees are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of any such equity instrument is the earliest to occur of (i) the date on which the third-party performance is complete, (ii) the date on which it is probable that performance will occur, or (iii) if different, the date on which the compensation has been earned by the non-employee. In Fiscal 2012, we issued to PFG warrants to purchase 15.0 million shares of our common stock, valued at $250,000 in connection with the Revolving Credit Facility.  If the Company attains certain specified revenue and EBITDA thresholds for calendar year 2012, the aggregate number of shares issuable upon exercise of the PFG Warrants will be reduced to 10,000,000 shares.  We have recorded this expense as a debt discount, which is being amortized over the two-year term of the Revolving Credit Facility. In Fiscal 2011, we issued warrants to purchase 2,382,400 shares of our common stock, valued at $190,600, to an investment banking firm for services rendered in a private placement. We recorded this expense as a debt discount, which was fully amortized during Fiscal 2011.

We have historically issued stock options to employees and outside directors for which the only condition for vesting was continued employment or service during the related vesting period. Typically, awards are granted with up to a four-year vesting period for employee awards, immediate vesting or a one-year vesting period for directors, although some director awards have been granted with a two-year vesting period. In some fiscal years, we have also issued nonvested stock grants to new employees and outside directors. The typical restriction period for such grants is three years. We may impose other performance criteria for the vesting of options or nonvested stock granted in the future.

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

For Fiscal 2012, stock-based compensation included compensation costs attributable to such period for those options that were not fully vested upon adoption of ASC 718, Compensation — Stock Compensation, compensation costs for options and non-vested stock grants that were awarded during the period, prorated from the date of award to September 30, 2012, adjusted for estimated forfeitures and compensation costs for vested stock grants made during Fiscal 2012. During Fiscal 2012, options to purchase 7,765,500 shares of our common stock were granted and previous awards of 7,900 shares of nonvested stock were vested.

At September 30, 2012, the total compensation costs related to nonvested option awards not yet recognized was $1,407,400. The weighted-average remaining vesting period of nonvested options at September 30, 2012 was 1.0 years.

Off-Balance Sheet Arrangements

Our conventional operating leases are either immaterial to our financial statements or do not contain the types of guarantees, retained interests or contingent obligations that would require their disclosures as an “off-balance sheet arrangement” pursuant to Regulation S-K Item 303(a)(4). As of September 30, 2012 and October 2, 2011, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, together with the report thereon of Squar, Milner, Peterson, Miranda & Williamson, LLP dated December 28, 2012, as listed under Item 15, appear in a separate section of this report beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.    Our management, with the participation of our Chief Executive Officer and our Interim Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.    We have identified potential improvements to our internal controls over financial reporting, some of which we implemented during Fiscal 2012, including the modification or expansion of internal process documentation to support the changing direction of the Company. Following the consummation of our Thermal Imaging Asset Sale in January of 2012, we obtained ISO-9001:2008 re-certification of our operational systems, which have a direct impact on our internal control over financial reporting. Additionally, during Fiscal 2012, we implemented various software packages designed to more fully integrate our internal controls to reduce the potential for manual errors derived from multiple data entries.    We expect to continue to document, test and improve our internal controls over the next year as these new systems come on line and mature.  No assurances can be given that we will not identify control deficiencies, including potential material weaknesses in the future, or that we will be able to remedy any identified potential deficiencies or material weaknesses.

Other than as described above, there have not been any other changes that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

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

Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of September 30, 2012 to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external reporting purposes in accordance with U.S. GAAP.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)	Identification of Directors.

The information under the captions “Proposal One: Election of Directors” and “Corporate Governance, Board Composition and Board Committees,” appearing in our proxy statement for our 2013 annual meeting of stockholders, is hereby incorporated by reference.

(b)	Identification of Executive Officers and Certain Significant Employees.

The information under the caption “Executive Officers,” appearing in our proxy statement for our 2013 annual meeting of stockholders, is hereby incorporated by reference.

(c)	Compliance with Section 16(a) of the Exchange Act.

The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” appearing in our proxy statement for our 2013 annual meeting of stockholders, is hereby incorporated by reference.

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

Upon request, the Company will provide without charge to any person who so requests, a copy of its code of ethics and conduct. Requests for such copies should be submitted to the Corporate Secretary, at ISC8, Inc., 3001 Red Hill Avenue, Building 4-108, Costa Mesa, California 92626 or by telephone at (714) 549-8211.

(e)	Corporate Governance.

The information under the caption “Corporate Governance, Board Composition and Board Committees”, appearing in our proxy statement for our 2013 annual meeting of stockholders, is hereby incorporated by reference.

Item 11.	EXECUTIVE COMPENSATION

The information under the caption “Executive Compensation,” appearing in our proxy statement for our 2013 annual meeting of stockholders, is hereby incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the captions “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Securities Authorized for Issuance Under Equity Compensation Plans,” appearing in our proxy statement for our 2013 annual meeting of stockholders, is hereby incorporated by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

(a)	Certain Relationships and Related Transactions

The information under the caption “Certain Relationships and Related Person Transactions” appearing in our proxy statement for our 2013 annual meeting of stockholders, is hereby incorporated by reference.

(b)	Director Independence

The information under the captions “Proposal One: Election of Directors” and “Corporate Governance, Board Composition and Board Committees,” appearing in our proxy statement for our 2013 annual meeting of stockholders, is hereby incorporated by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the caption “Principal Accountant Fees and Service,” and “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors,” appearing in our proxy statement for our 2013 annual meeting of stockholders, is hereby incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1) Financial Statements

See Index to Consolidated Financial Statements on page F-1.

(2)	Financial Statement Schedules:

All schedules have been omitted because they are not applicable, not required for a smaller reporting company, or the information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits

The following is a complete list of Exhibits furnished, filed or incorporated by reference as part of this annual report.

Exhibit Number	Exhibit Description

3.1.1	Certificate of Incorporation of the Registrant (1)

3.1.2
Certificate of Elimination of the Series B Convertible Cumulative Preferred Stock, Series C Convertible Cumulative Preferred Stock, Series D Convertible Preferred Stock and Series E Convertible Preferred Stock (2)

3.1.3	Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series A-1 10% Cumulative Convertible Preferred Stock (3)

3.1.4	Certificate of Amendment of Certificate of Incorporation to increase the authorized shares of the Corporation’s common stock and the authorized shares of the Corporation’s Preferred Stock (4)

3.1.5	Certificate of Amendment of Certificate of Incorporation to reclassify, change, and convert each ten (10) outstanding shares of the Corporation’s common stock into one (1) share of common stock (5)

3.1.6	Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series A-2 10% Cumulative Convertible Preferred Stock (6)

3.1.7	Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series B Convertible Preferred Stock (7)

3.1.8	Certificate of Designations of Rights, Preferences, Privileges and Limitations of Series C Convertible Preferred Stock (8)

3.1.9	Certificate of Amendment dated March 9, 2011 to Certificate of Incorporation to increase the authorized shares of the Company’s Common Stock (9)

3.1.10
Certificate of Amendment of Certificate of Incorporation to increase the authorized shares of the Corporation’s common stock from 500,000,000 to 800,000,000 and change of name of corporation to ISC8 Inc. from Irvine Sensors Corporation (10)

3.2	By-laws, as amended and currently in effect (11)

10.1*	Amended and Restated 2006 Omnibus Incentive Plan (12)

10.2*	Executive Salary Continuation Plan, as amended and restated December 26, 2007 (13)

10.3*	2010 Non-Qualified Stock Option Plan (14)

10.4*	Form of Stock Option Agreement for 2010 Non-Qualified Stock Option Plan (15)

10.5*	Employment Agreement dated December 23, 2010 between the Company and Bill Joll (16)

10.6*	Non-Incentive Stock Option Agreement between the Company and Bill Joll (17)

10.7*	Employment Agreement dated December 23, 2010 between the Company and John Carson (18)

10.8*	Form of Non-Incentive Stock Option Agreement between the Company and John Carson and John Stuart (19)

10.9*	Employment Agreement dated December 23, 2010 between the Company and John Stuart (20)

10.10*	2011 Omnibus Incentive Plan (21)

10.11*	Form of Non-Incentive Stock Option Agreement under the 2011 Omnibus Incentive Plan (22)

10.12*	Form of Incentive Stock Option Agreement under the 2011 Omnibus Incentive Plan (23)

10.13*	Form of Restricted Stock Agreement under the 2011 Omnibus Incentive Plan (24)

10.14*	Senior Management Performance Bonus Plan (25)

10.15*	Form of Stock Appreciation Rights Agreement (Stock Settled) under the Company’s 2006 Omnibus Incentive Plan (26)

10.16*	Form of Non-Incentive Stock Option Agreement under the Company’s 2006 Omnibus Incentive Plan (27)

10.17*	Form of Incentive Stock Option Agreement under the Company’s 2006 Omnibus Incentive Plan (28)

10.18*	Form of Restricted Stock Unit Agreement under the Company’s 2006 Omnibus Incentive Plan (29)

10.19*	Form of Restricted Stock Award Agreement under the Company’s 2006 Omnibus Incentive Plan (30)

10.20*	Form of Incentive Stock Option Agreement under the Company’s 2006 Omnibus Incentive Plan (31)

10.21*	Form of Non-Incentive Stock Option Agreement under the Company’s 2006 Omnibus Incentive Plan (32)

10.22*	Form of Stock Appreciation Rights Agreement (Stock Settled) under the Company’s 2006 Omnibus Incentive Plan (33)

10.23*	Irvine Sensors Corporation Deferred Compensation Plan, as amended and restated June 6, 2008, effective January 1, 2005 (34)

10.24	Form of Indemnification Agreement between the Registrant and its directors and officers (35)

10.25	Lease Agreement for premises at 3001 Red Hill Avenue, Bldg. 3, Costa Mesa, California, renewal effective October 1, 2008 (36)

10.26	Lease Agreement for premises at 3001 Red Hill Avenue, Bldg. 4, Costa Mesa, California, renewal effective October 1, 2008 (37)

10.27	Securities Purchase Agreement dated December 23, 2010 between the Company and Costa Brava and Griffin (38)

10.28	Form of 12% Subordinated Secured Convertible Note issued by the Company to Costa Brava and Griffin on December 23, 2010 (39)

10.29	Security Agreement dated December 23, 2010 between the Company and Costa Brava as representative of the Note holders (40)

10.30	Stockholders Agreement dated December 23, 2010 between the Company and Costa Brava and Griffin (41)

10.31	Voting Agreement dated December 23, 2010 among the Company, the Irvine Sensors Corporation Cash or Deferred & Stock Bonus Plan, Costa Brava and Griffin (42)

10.32	Form of Indemnification Agreement for directors designated by Costa Brava and Griffin (43)

10.33	Form of Subscription Agreement for Bridge Notes (44)

10.34	Form of Bridge Note (45)

10.35	Form of Agent Common Stock Warrant for Bridge Note Financing (46)

10.36	Form of Joinder Agreement (47)

10.37	Form of 12% Senior Subordinated Secured Promissory Note issued by the Company to Costa Brava on March 16, 2011 and to Costa Brava and Griffin on March 31, 2011 (48)

10.38	Security Agreement dated March 16, 2011 between the Company and Costa Brava as representative of the Note holders (49)

10.39	Omnibus Amendment dated March 16, 2011 between the Company and Costa Brava and Griffin (50)

10.40	Form of 12% Subordinated Secured Convertible Notes due December 23, 2015 issued to Costa Brava and Griffin on March 31, 2011 (51)

10.41	Form of 12% Subordinated Secured Convertible Notes due December 23, 2015 issued on July 1, 2011 (52)

10.42	Security Agreement dated July 1, 2011 (53)

10.43	Second Omnibus Amendment dated July 1, 2011 (54)

10.44	Asset Purchase Agreement dated October 17, 2011 by and between the Company and Vectronix, Inc. (55)

10.45	Stockholder Voting and Support Agreement dated October 17, 2011 by and among Purchaser and certain of the Company’s stockholders (56)

10.46†	Patent License Agreement dated as of March 18, 2009 by and between the Company and Aprolase Development Co., LLC (57)

10.47*	Confidential Transition Agreement and Release dated October 25, 2011 by and between the Company and John J. Stuart, Jr. (58)

10.48*	Offer Letter of Employment dated August 15, 2011 by and between the Company and Dan Regalado, as amended on September 9, 2011 (59)

10.49	Loan and Security Agreement dated December 14, 2011 between the Company and Partners for Growth III, L.P. (60)

10.50	Form of Warrant dated December 14, 2011 issued to PFG and two of its related entities (61)

10.51	Foreclosure Sale Agreement dated October 4, 2012 between the Company and GF Acquisition Co. 2012, LLC (62)

10.52	Form of Forbearance, Limited Waiver and Consent under Loan and Security Agreement between the Company and Partners for Growth III, L.P. dated August 21, 2012 (63)

10.53*	401(k) and Stock Bonus Plan (64)

10.54*	Trust Agreement for the 401(k) and Stock Bonus Plan (65)

10.55	Form of Senior Subordinated Secured Promissory Note due November 30, 2012 issued on September 28 and October 3, 2012.

10.56	Extension of Forbearance Under Loan and Security Agreement between the Company and PFG dated September 28, 2012.

10.57	Form of Warrant issued to PFG as of September 28, 2012 in connection with the Extension of Forbearance Under Loan and Security Agreement.

14.1	Code of Ethics (66)

21.1	Subsidiaries of the Registrant

23.1	Consent of Squar, Milner, Peterson, Miranda & Williamson, LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101
The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) the Consolidated Balance Sheets at September 30, 2012 and October 3, 2011, (ii) the Consolidated Statements of Operations for the 52 weeks ended September 30, 2012 and the 52 weeks ended October 2, 2011, (iii) the Consolidated Statement of Stockholders’ Deficit, (iv) the Consolidated Statements of Cash Flows for the 52 weeks ended September 30, 2012 and the 52 weeks ended October 2, 2011, and (v) the Notes to Condensed Consolidated Financial Statements.**

(1)  Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003 as filed with the SEC on December 24, 2003 (File No. 001-08402).

(2)  Incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K as filed with the SEC on April 18, 2008 (File No. 001-08402).

(3)  Incorporated by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K as filed with the SEC on April 18, 2008 (File No. 001-08402).

(4)  Incorporated by reference to Exhibit 3.5 to the Registrant’s Current Report on Form 8-K as filed with the SEC on August 27, 2008 (File No. 001-08402).

(5)  Incorporated by reference to Exhibit 3.6 to the Registrant’s Current Report on Form 8-K as filed with the SEC on August 27, 2008 (File No. 001-08402).

(6)  Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on March 24, 2009 (File No. 001-08402).

(7)  Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on October 1, 2009 (File No. 001-08402).

(8)  Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on May 4, 2010 (File No. 001-08402).

(9)  Incorporated by reference to Exhibit No. 3.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on March 15, 2011 (File No. 001-08402).

(10)  Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on January 25, 2012 (File No. 001-08402).

(11)  Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on September 21, 2007, and by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on December 29, 2010 (File No. 001-08402).

(12)  Incorporated by reference to Exhibit 10.13 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2009 as filed with the SEC on May 13, 2009 (File No. 001-08402).

(13)  Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 31, 2007 (File No. 001-08402).

(14)  (Incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K as filed with the SEC on December 29, 2010 (File No. 001-08402).

(15)  Incorporated by reference to Exhibit 10.14 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2011 as filed with the SEC on February 16, 2011 (File No. 001-08402).

(16)  Incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K as filed with the SEC on December 29, 2010 (File No. 001-08402).

(17)  Incorporated by reference to Exhibit 10.9 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2011 as filed with the SEC on February 16, 2011 (File No. 001-08402).

(18)  Incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K as filed with the SEC on December 29, 2010 (File No. 001-08402).

(19)  Incorporated by reference to Exhibit 10.11 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2011 as filed with the SEC on February 16, 2011 (File No. 001-08402).

(20)  Incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K as filed with the SEC on December 29, 2010 (File No. 001-08402).

(21)  Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on March 15, 2011 (File No. 001-08402).

(22)  Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed with the SEC on March 15, 2011 (File No. 001-08402).

(23)  Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K as filed with the SEC on March 15, 2011 (File No. 001-08402).

(24)  Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K as filed with the SEC on March 15, 2011 (File No. 001-08402).

(25)  Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K as filed with the SEC on March 15, 2011 (File No. 001-08402).

(26)  Incorporated by reference to Exhibit 10.59 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2007 as filed with the SEC on May 15, 2007 (File No. 001-08402).

(27)  Incorporated by reference to Exhibit 10.60 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2007 as filed with the SEC on May 15, 2007 (File No. 001-08402).

(28)  Incorporated by reference to Exhibit 10.61 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2007 as filed with the SEC on May 15, 2007 (File No. 001-08402).

(29)  Incorporated by reference to Exhibit 10.62 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2007 as filed with the SEC on May 15, 2007 (File No. 001-08402).

(30)  Incorporated by reference to Exhibit 10.63 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2007 as filed with the SEC on May 15, 2007 (File No. 001-08402).

(31)  Incorporated by reference to Exhibit 10.15 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2008 as filed with the SEC on August 13, 2008 (File No. 001-08402).

(32)  Incorporated by reference to Exhibit 10.16 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2008 as filed with the SEC on August 13, 2008 (File No. 001-08402).

(33)  Incorporated by reference to Exhibit 10.17 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2008 as filed with the SEC on August 13, 2008 (File No. 001-08402).

(34)  Incorporated by reference to Exhibit 10.18 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2008 as filed with the SEC on August 13, 2008 (File No. 001-08402).

(35)  Incorporated by reference to Exhibit 10.9 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2000 as filed with the SEC on December 29, 2000 (File No. 001-08402).

(36)  Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 24, 2008 (File No. 001-08402).

(37)  Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 24, 2008 (File No. 001-08402).

(38)  Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on December 29, 2010 (File No. 001-08402).

(39)  Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed with the SEC on December 29, 2010 (File No. 001-08402).

(40)  Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K as filed with the SEC on December 29, 2010 (File No. 001-08402).

(41)  Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K as filed with the SEC on December 29, 2010 (File No. 001-08402).

(42)  Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K as filed with the SEC on December 29, 2010 (File No. 001-08402).

(43)  Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K as filed with the SEC on December 29, 2010 (File No. 001-08402).

(44)  Incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K as filed with the SEC on December 29, 2010 (File No. 001-08402).

(45)  Incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K as filed with the SEC on December 29, 2010 (File No. 001-08402).

(46)  Incorporated by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2011 as filed with the SEC on February 16, 2011 (File No. 001-08402).

(47)  Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on January 6, 2011 (File No. 001-08402).

(48)  Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on March 21, 2011 (File No. 001-08402).

(49)  Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed with the SEC on March 21, 2011 (File No. 001-08402).

(50)  Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K as filed with the SEC on March 21, 2011 (File No. 001-08402).

(51)  Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on April 6, 2011 (File No. 001-08402).

(52)  Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 8-K as filed with the SEC on July 7, 2011 (File No. 001-08402).

(53)  Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 8-K as filed with the SEC on July 7, 2011 (File No. 001-08402).

(54)  Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Quarterly Report on Form 8-K as filed with the SEC on July 7, 2011 (File No. 001-08402).

(55)  Incorporated by reference to Exhibit 2.1 filed with the Registrant’s Quarterly Report on Form 8-K as filed with the SEC on October 19, 2011 (File No. 001-08402).

(56)  Incorporated by reference to Exhibit 2.2 filed with the Registrant’s Quarterly Report on Form 8-K as filed with the SEC on October 19, 2011 (File No. 001-08402).

(57)  Incorporated by reference to Exhibit 10.12 filed with the Registrant’s Quarterly Report on Form 10-Q as filed with the SEC on May 13, 2009 (File No. 001-08402).

(58)  Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on October 31, 2011 (File No. 001-08402).

(59)  Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on October 31, 2011 (File No. 001-08402).

(60)  Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 15, 2011 (File No. 001-08402).

(61)  Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on December 15, 2011 (File No. 001-08402).

(62)  Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K/A as filed with the SEC on October 3, 2012 (File No. 001-08402).

(63)  Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on September 6, 2012 (File No. 001-08402).

(64)  Incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 as filed with the SEC on June 20, 2012 (File No. 333-182235).

(65)  Incorporated by reference to Exhibit 99.2 to the Registrant's Registration Statement on Form S-8 as filed with the SEC on June 20, 2012 (File No. 333-182235).

(66)  Incorporated by reference to Exhibit 14 to the Registrant's Annual Report on Form 10-K as filed with the SEC on December 24, 2003 (File No. 001-08402).

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

ISC8 INC.

By:	/s/ Bill Joll Bill Joll Chief Executive Officer, President and Director (Principal Executive Officer) Dated: December 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Bill Joll	/s/ Edward J. Scollins
Bill Joll	Edward J. Scollins
Chief Executive Officer, President and Director	Interim Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)
Dated: December 28, 2012	Dated: December 28, 2012

/s/ Seth Hamot	/s/ John C. Carson
Seth Hamot, Chairman of The Board and Director Dated: December 28, 2012	John C. Carson, Vice-Chairman of the Board and Chief Strategist Dated: December 28, 2012

/s/ Marc Dumont	/s/ Jack Johnson
Marc Dumont, Director	Jack Johnson, Director
Dated: December 28, 2012	Dated: December 28, 2012

/s/ Thomas M. Kelly	/s/ Chester P. White
Thomas M. Kelly, Director	Chester P. White, Director
Dated: December 28, 2012	Dated: December 28, 2012

/s/ Robert Wilson
Robert Wilson, Director
Dated: December 28, 2012

ISC8 INC.

ISC8 Inc.
Consolidated Balance Sheets

	September 30, 2012	October 2, 2011
Assets
Current assets:
Cash and cash equivalents	$1,738,400	$2,734,600
Accounts receivable, net of allowance for doubtful accounts of $51,300 and $13,800, respectively	445,300	562,700
Due from Vectronix, Inc.	1,200,100	-
Unbilled revenues on uncompleted contracts	549,200	526,500
Prepaid expenses and other current assets	111,900	165,400
Current assets of discontinued operations	-	2,786,200
Total current assets	4,044,900	6,775,400
Property and equipment, net	952,400	1,237,900
Deferred financing costs, net	963,200	1,052,300
Other assets	180,200	207,000
Non-current assets of discontinued operations	-	1,312,200
Total assets	$6,140,700	$10,584,800
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$814,600	$677,500
Accrued expenses	2,513,900	1,075,200
Advance billings on uncompleted contracts	296,700	397,200
Senior secured revolving credit facility, net of discount	4,566,800	-
Senior subordinated secured convertible promissory notes, net of discount	1,119,000	-
Secured promissory note	-	2,097,200
Senior subordinated secured promissory notes	4,790,400	4,257,600
Settlement agreements obligations, current portion	17,200	632,200
Capital lease obligations, current portion	17,100	13,800
Current liabilities from discontinued operations	-	1,744,500
Total current liabilities	14,135,700	10,895,200
Subordinated secured convertible promissory notes, net of discounts	6,470,300	3,944,800
Settlement agreement obligations, less current portion	1,400	18,700
Derivative liability	19,925,400	13,352,800
Executive salary continuation plan liability	975,000	1,005,400
Other liabilities	62,700	79,400
Total liabilities	41,570,500	29,296,300
Commitments and contingencies (Note 11)
Stockholders’ deficit:
Convertible preferred stock, $0.01 par value, 1,000,000 shares authorized;	-	-
Series B – 900 and 1,800 shares issued and outstanding, respectively (1); liquidation preference of $926,300 and $1,785,600, respectively
Common stock, $0.01 par value, 800,000,000 and 500,000,000 shares authorized, respectively; 131,558,800 and 113,695,800 shares issued and outstanding, respectively (1)	1,315,600	1,137,000
Common stock held by Rabbi Trust	(1,020,700)	(1,020,700)
Deferred compensation liability	1,020,700	1,020,700
Paid-in capital	174,156,800	171,385,300
Accumulated deficit	(211,226,600)	(191,558,200)
ISC8 stockholders’ deficit	(35,754,200)	(19,035,900)
Noncontrolling interest	324,400	324,400
Total stockholders’ deficit	(35,429,800)	(18,711,500)
Total liabilities and stockholders’ deficit	$6,140,700	$10,584,800

(1) The number of shares of preferred stock and common stock issued and outstanding has been rounded to the nearest one hundred (100).

See Accompanying Notes to Consolidated Financial Statements

ISC8 Inc.
Consolidated Statements of Operations

	Fiscal Years Ended
	September 30, 2012	October 2, 2011
Revenues
Product sales	$241,600	$686,900
Contract research and development revenue	3,954,800	4,491,400

Total revenues	4,196,400	5,178,300

Cost of revenues
Cost of product sales	765,400	234,300
Cost of contract research and development revenue	2,383,600	4,537,400

Total cost of revenues	3,149,000	4,771,700

Gross margin	1,047,400	406,600
Operating expenses
General and administrative expense	8,708,800	7,874,600
Research and development expense	7,875,600	3,171,600

Total operating expenses	16,584,400	11,046,200

Loss from operations	(15,537,000)	(10,639,600)
Interest expense	(6,581,100)	(7,544,700)
Change in fair value of derivative liability	(4,822,100)	1,512,700
Other income (expense)	15,200	(3,400)

Loss from continuing operations before provision for income taxes	(26,925,000)	(16,675,000)
Benefit (provision) for income taxes	(3,200)	37,400

Net loss from continuing operations	(26,928,200)	(16,637,600)
Net earnings from discontinued operations	7,259,800	874,800

Net loss	(19,668,400)	(15,762,800)
Less net loss attributable to noncontrolling interests in subsidiary	—	—

Net loss	$(19,668,400)	$(15,762,800)

Basic and diluted net loss per common share
Loss from continuing operations	$(0.22)	$(0.18)
Net earnings from discontinued operations	$0.06	$0.01
Net loss per common share	$(0.16)	$(0.17)

Basic and diluted weighted average number of common shares outstanding	123,624,400	90,728,100

See Accompanying Notes to Consolidated Financial Statements

ISC8 Inc.
Consolidated Statements of Stockholders’ Deficit

	Series A-1 and A-2 Preferred Stock Shares Issued (1)		Series B Preferred Stock Shares Issued (1)		Series C Preferred Stock Shares Issued (1)		Common Stock Shares Issued (1)		Prepaid Stock-Based Compen-sation	Paid-in Capital	Accumulated Deficit	Noncon-trolling Interest	Total Stock-holders’ Deficit
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Balance at October 3, 2010	8.300	$100	1,900	$-	37,500	$400	33,535,400	$335,400	$-	$165,039,200	$(175,795,400)	$324,400	$(10,095,900)
Common stock issued to employee retirement plan	-	-	-	-	-	-	6,666,700	66,700	(800,000)	733,300	-	-	-
Common stock issued upon conversion of preferred stock	(8,300)	(100)	(100)	-	(37,500)	(400)	7,518,400	75,200	-	(74,700)	-	-	-
Issuance of common stock as debt discount	-	-	-	-	-	-	5,758,100	57,600	-	692,400)	-	-	750,000
Sale of common stock, net of issuance costs	-	-	-	-	-	-	51,788,600	517,900	-	2,789,300)	-	-	3,307,200
Issuance of nonvested stock, net	-	-	-	-	-	-	1,600	-	-	-	-	-	-
Common stock warrants issued to investment banking firm	-	-	-	-	-	-	-	-	-	190,600	-	-	190,600
Common stock issued pursuant to cashless warrant exercise	-	-	-	-	-	-	221,000	2,200	-	30,900	-	-	33,100
Stock-based compensation expense – vested stock	-	-	-	-	-	-	333,600	3,300	-	36,300	-	-	39,600
Common stock issued to pay interest	-	-	-	-	-	-	682,300	6,800	-	266,100	-	-	272,900
Common stock options exercised	-	-	-	-	-	-	20,000	200	-	3,000	-	-	3,200
Common stock issued upon conversion of debt and interest	-	-	-	-	-	-	7,170,100	71,700	-	430,200	-	-	501,900
Elimination of derivative liability from conversion of debt to common stock	-	-	-	-	-	-	-	-	-	69,100	-	-	69,100
Stock-based compensation expense – options	-	-	-	-	-	-	-	-	-	1,155,400	-	-	1,155,400
Stock-based compensation expense – discontinued operations	-	-	-	-	-	-	-	-	-	16,800	-	-	16,800
Amortization of deferred stock-based compensation	-	-	-	-	-	-	-	-	-	7,400	-	-	7,400
Amortization of employee retirement plan contributions	-	-	-	-	-	-	-	-	800,000	-	-	-	800,000
Net loss	-	-	-	-	-	-	-	-	-	-	(15,762,800)	-	(15,762,800)
Balance at October 2, 2011	-	-	1,800	-	-	-	113,695,800	1,137,000	-	171,385,300	(191,558,200)	324,400	(18,711,500)
Common stock issued upon conversion of preferred stock	-	-	(900)	-	-	-	1,718,600	17,200	-	(17,200)	-	-	-
Common stock warrants issued for senior secured revolving credit facility	-	-	-	-	-	-	-	-	-	432,000	-	-	432,000
Common stock warrants issued for senior secured revolving credit facility reclassified to derivative liability										(1,049,000)			(1,049,000)
Common stock options exercised	-	-	-	-	-	-	2,541,100	25,400	-	218,400	-	-	243,800
Common stock issued to pay interest in lieu of cash to subordinated secured convertible promissory note holders	-	-	-	-	-	-	13,162,700	131,600	-	1,315,400	-	-	1,447,000
Common stock issued to pay operating expenses	-	-	-	-	-	-	291,900	2,900	-	31,400	-	-	34,300
Common stock warrants exercised	-	-	-	-	-	-	15,400	200	-	1,800	-	-	2,000
Stock-based compensation expense – vested stock	-	-	-	-	-	-	133,300	1,300	-	17,300	-	-	18,600
Stock-based compensation expense – options	-	-	-	-	-	-	-	-	-	1,600,000	-	-	1,600,000
Stock-based compensation expense – discontinued operations	-	-	-	-	-	-	-	-	-	220,300	-	-	220,300
Amortization of deferred stock-based compensation	-	-	-	-	-	-	-	-	-	1,100	-	-	1,100
Net loss	-	-	-	-	-	-	-	-	-	-	(19,668,400)	-	(19,668,400)
Balance at September 30, 2012	-	$-	900	$-	-	$-	131,558,800	$1,315,600	$-	$174,156,800	$(211,226,600)	$324,400	$(35,429,800)

 (1) Amounts of preferred stock, common stock and warrants issued have been rounded to nearest one hundred (100).

See Accompanying Notes to Consolidated Financial Statements

ISC8 Inc.
Consolidated Statements of Cash Flows

	Fiscal Years Ended
	September 30, 2012	October 2, 2011

Cash flows from operating activities:
Net loss	$(19,668,400)	$(15,762,800)
Less: income from discontinued operations	(7,259,800)	(874,800)
Loss from continuing operations	(26,928,200)	(16,637,600)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	723,700	1,112,900
Non-cash interest expense	5,877,000	4,593,000
Non-cash employee retirement plan contributions	—	800,000
Change in fair value of derivative liability	4,822,100	(1,512,700)
Non-cash stock-based compensation	1,618,600	1,219,300
Decrease (increase) in accounts receivable	117,400	(319,500)
(Increase) decrease in unbilled revenues on uncompleted contracts	(22,700)	35,100
Decrease (increase) in prepaid expenses and other current assets	53,500	71,500
Decrease (increase) in other assets	26,800	(109,200)
(Decrease) increase in accounts payable and accrued expenses	1,127,000	(2,251,700)
(Decrease) in accrued estimated loss on contracts	—	(29,000)
Decrease in Executive Salary Continuation Plan liability	(30,400)	(25,300)
(Decrease) increase in advance billings on uncompleted contracts	(100,500)	75,400

Total adjustments	14,212,500	3,659,800

Net cash used in operating activities	(12,715,700)	(12,977,800)

Cash flows from investing activities:
Property and equipment expenditures	(438,200)	(438,000)

Net cash used in investing activities	(438,200)	(438,000)
Cash flows from financing activities:
Proceeds from sale of common stock and units, net of issuance costs	—	3,307,200
Proceeds from senior subordinated secured promissory notes	—	4,000,000
Proceeds from subordinated secured convertible promissory notes	—	13,974,800
Proceeds from senior subordinated convertible promissory notes	—	3,000,000
Proceeds from unsecured convertible promissory notes	1,200,000	—
Proceeds from revolving credit line	5,000,000	—
Proceeds from options exercised	245,800	3,200
Debt issuance costs paid	(179,700)	(1,548,200)
Decrease in advances against accounts receivable	—	(99,700)
Principal payments of notes payable and settlement agreements	(2,729,400)	(5,398,500)
Principal payments of capital leases	(13,400)	(8,900)

Net cash provided by financing activities	3,523,300	17,229,900

Cash flows from discontinued operations:
Operating cash flows	(72,200)	(1,361,100)
Investing cash flow	8,706,600	—
Net cash (used in) provided by discontinued operations	8,634,400	(1,361,100)
Net increase (decrease) in cash and cash equivalents	(996,200)	2,453,000
Cash and cash equivalents at beginning of period	2,734,600	281,600

Cash and cash equivalents at end of period	$1,738,400	$2,734,600

Non-cash investing and financing activities:
Noncash conversion of preferred stock to common stock	$785,000	$1,565,400
Property and equipment acquired for note payable	$-	$56,200
Equipment financed with capital leases	$-	$102,100
Conversion of notes and accrued interest to common stock	$-	$501,900
Common stock issued to pay accrued interest	$1,447,000	$272,900
Common stock issued to pay operating expenses	$32,100	$-
Accrued expenses settled with settlement agreement obligations	$-	$1,235,000
Issuance of common stock as debt discount	$-	$750,000
Warrants issued for senior secured revolving credit facility	$682,000	$190,600
Cashless warrant exercise	$-	$33,100
Elimination of derivative liability from conversion of debt to common stock	$-	$69,100
Common stock warrants issued for senior secured revolving credit facility reclassified to derivative liability	$1,049,000	$-
Senior Subordinated Note issued to settle accrued interest	$393,700	$-

Supplemental cash flow information:
Cash paid for interest	$972,583	$475,700
Cash paid for income taxes	$3,200	$3,200

See Accompanying Notes to Consolidated Financial Statements

ISC8 Inc.
Notes to Consolidated Financial Statements

Note 1 — Description of Business and Summary of Significant Accounting Policies

Description of Business

ISC8 Inc. (“ISC8” and collectively with its subsidiaries the “Company”, “we”, “our”) is actively engaged in the design, development, manufacture and sale of a family of security products. These consist of cyber security solutions for commercial and U.S. government applications, secure memory products some of which utilize technologies that we have pioneered for three-dimensional (“3-D”) stacking of semiconductors (“Systems in a Package”), and anti-tamper systems. In our government systems portfolio we also utilize technologies such as high-speed processor assemblies and miniaturized vision systems and sensors.  In addition, we offer custom stacked solutions for other customer specific systems in package applications. We also perform customer-funded contract research and development related to these products, mostly for U.S. government customers or prime contractors.  We generally use contract manufacturers to produce our products or their subassemblies. Our current operations are located in numerous facilities including Costa Mesa and Pleasanton, California, Richardson, Texas, and Milan, Italy with other employees and consultants in various other locations globally. In November 2011, the Company was rebranded and commenced doing business as “ISC8” to call attention to its cyber security commercialization activities.  In October 2012, the Company acquired certain cyber security related software assets related to data analytics from Bivio Networks, Inc. (“Bivio”), an international provider of cyber security solutions and products.   The Company also acquired the associated installed base of Bivio customer accounts worldwide.  Management of the Company believes that Bivio’s products and technologies are synergistic to the Company’s existing cyber security initiatives and expect that the acquisition of these assets is likely to accelerate the growth of the Company’s business through the addition of customers, order and receivables backlog and a global sales force.  (See Note 15).

Summary of Significant Accounting Policies

Consolidation.    The consolidated financial statements include the accounts of ISC and its subsidiaries, Novalog, Inc. (“Novalog”), MicroSensors, Inc. (“MSI”), RedHawk Vision Systems, Inc. (“RedHawk”) and iNetWorks Corporation (“iNetWorks”). The Company’s subsidiaries do not presently have material operations or assets. All significant intercompany transactions and balances have been eliminated in the consolidation. None of the Company’s subsidiaries accounted for more than 10% of the Company’s total assets at September 30, 2012 and October 2, 2011 or had separate employees or facilities at such dates.

Fiscal Year.    The Company’s fiscal year ends on the Sunday nearest September 30. “Fiscal 2012” ended September 30, 2012 and included 52 weeks. “Fiscal 2011” ended October 2, 2011 and included 52 weeks. The fiscal year ending September 29, 2013 (“Fiscal 2013”) will include 52 weeks.

Relassifications.    Certain amounts in the consolidated financial statements have been reclassified in order to conform to the current year presentation.

Reportable Segments.    The Company is presently managing its continuing operations as a single business segment. The Company is continuing to evaluate the current and potential business derived from sales of its products and, in the future, may present its consolidated statement of operations in more than one segment if the Company segregates the management of various product lines in response to business and market conditions.

Use of Estimates.    The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Management prepares estimates for a number of factors, including derivative liability, stock-based compensation, deferred tax assets, and estimated costs to complete contracts. The Company believes its estimates of derivative liabilities, and estimated costs to complete contracts, as further discussed below, to be the most sensitive estimates impacting financial position and results of operations in the near term.

Warrant Valuation.     The Company calculates the fair value of warrants issued with debt or preferred stock and not accounted for as derivatives using the Black-Scholes valuation method. The total proceeds received in the sale of debt or preferred stock and related warrants is allocated among these financial instruments based on their relative fair values. The discount arising from assigning a portion of the total proceeds to the warrants issued is recognized as interest expense for debt from the date of issuance to the earlier of the maturity date of the debt or the conversion dates using the effective yield method.

Derivatives.     A derivative is an instrument whose value is “derived” from an underlying instrument or index such as a future, forward, swap, option contract, or other financial instrument with similar characteristics, including certain derivative instruments embedded in other contracts (“embedded derivatives”) and for hedging activities. As a matter of policy, the Company does not invest in financial derivatives or engage in hedging transactions. However, the Company has entered into complex financing transactions, including the debt transactions entered into in Fiscal 2011 and Fiscal 2012, that involve financial instruments containing certain features that have resulted in the instruments being deemed derivatives or containing embedded derivatives. The Company may engage in other similar complex debt transactions in the future, but not with the intention to enter into derivative instruments. Derivatives and embedded derivatives, if applicable, are measured at fair value using the binomial lattice- (“Binomial Lattice”) pricing model and marked to market through earnings. However, such new and/or complex instruments may have immature or limited markets. As a result, the pricing models used for valuation of derivatives often incorporate significant estimates and assumptions, which may impact the level of precision in the financial statements. Furthermore, depending on the terms of a derivative or embedded derivative, the valuation of derivatives may be removed from the financial statements upon conversion of the underlying instrument into some other security.

Revenues.     The Company derives revenue from contract research and development, and product sales. The Company’s research and development contracts are usually cost reimbursement plus fixed fee, fixed price level of effort or occasionally firm fixed price. The Company’s cost reimbursement plus fixed fee research and development contracts require the Company’s good faith performance of a statement of work within overall budgetary constraints, but with latitude as to resources utilized. The Company’s fixed price level of effort research and development contracts require the Company to deliver a specified number of labor hours in the performance of a statement of work. The Company’s firm fixed price research and development contracts require the Company to deliver specified items of work independent of resources utilized to achieve the required deliverables. Revenues for all types of research and development contracts are recognized as costs are incurred and include applicable fees or profits primarily in the proportion that costs incurred bear to estimated final costs. Costs and estimated earnings in excess of billings under U.S. government research and development contracts are accounted for as unbilled revenues on uncompleted contracts, stated at estimated realizable value and are expected to be realized in cash within one year. Billings in excess of costs and estimated earnings under U.S. government research and development contracts are accounted for as advanced billings on uncompleted contracts.

U.S. government research and development contract costs, including indirect costs, are subject to audit and adjustment from time to time by negotiations between the Company and U.S. government representatives. The U.S. government has approved the Company’s indirect contract costs through the 53 weeks ended October 3, 2004 (“Fiscal 2004”) and has notified the Company of its plan to audit its indirect contract costs for the 52 weeks ended October 2, 2005 (“Fiscal 2005”). The government has not yet scheduled audit of the Company’s indirect contract costs for the 52 weeks ended October 1, 2006 (“Fiscal 2006”), the 52 weeks ended September 30, 2007 (“Fiscal 2007”), the 52 weeks ended September 28, 2008 (“Fiscal 2008”), the 52 weeks ended September 27, 2009 (“Fiscal 2009”), the 52 weeks ended October 3, 2010 (“Fiscal 2010”), Fiscal 2011 and Fiscal 2012. Research and development contract revenues have been recorded in amounts that are expected to be realized upon final determination of allowable direct and indirect costs for the affected contracts.

Revenues derived from product sales in Fiscal 2012 and Fiscal 2011 were primarily the result of shipments of sales of the Company’s stacked chip products including memory stacks. Production orders for the Company’s products are generally priced in accordance with established price lists. Revenues are recorded when products are shipped, provided that the following conditions are met:

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

Research and Development Costs.    A major portion of the Company’s operations is comprised of customer-funded research and prototype development or related activities that are recorded as cost of revenues. The Company also incurs costs for internal research and development of new concepts in products. Such non-customer sponsored research and development costs are charged to research and development expense as incurred.

Property and Equipment.    The Company capitalizes costs of additions to property and equipment, together with major renewals and betterments. The Company takes several years to complete some in-house projects, which are classified as construction in progress and are not subject to depreciation until placed into service. Such in-house projects include expansion of the Company’s clean room facilities and related equipment. The Company capitalizes overhead costs, including interest costs, for all in-house capital projects. Maintenance, repairs, and minor renewals and betterments are charged to expense. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation for such assets are removed from the accounts and any resulting gain or loss is recognized. Depreciation of property and equipment is provided over the estimated useful lives of the assets, primarily using the straight-line method. The useful lives of such assets are typically three to five years. Leasehold improvements are amortized over their useful lives or, if shorter, the terms of the leases. The Company did not have any construction in progress at September 30, 2012 nor October 2, 2011.

Deferred Costs.    The Company has incurred debt issuance costs in connection with various financings, which are amortized over the term of the related debt instruments using the effective interest method.

Accounting for Stock-Based Compensation.    The Company accounts for stock-based compensation under Accounting Standards Codification (“ASC”) 718, Compensation — Stock Compensation, which requires the fair value of all option grants or stock issuances made to employees or directors to be recorded as an expense. These amounts are expensed over the requisite service periods of each award using the straight-line attribution method, after consideration of the estimated forfeiture rate. The Company calculates stock option-based compensation by estimating the fair value of each option as of its date of grant using the Black-Scholes option pricing model.

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

During Fiscal 2012 and Fiscal 2011, the Company granted options to purchase 7,765,500 and 56,905,000 shares of its common stock, respectively. The following assumptions were used for the valuation of the grants in Fiscal 2012 and Fiscal 2011.

	Fiscal 2012	Fiscal 2011
Risk free interest rate	0.29% -3.24%	1.89% -2.91%
Expected life	5.0 -7.0 years	5.3 -7.0 years
Expected volatility	49.8% - 77.2%	70.6% - 74.8%
Expected dividend yield	None	None

Expected life of options granted is computed using the mid-point between the requisite service period and contractual life of the options granted (the “simplified method”). Expected volatilities are based on the historical volatility of the Company’s stock price and other factors.

Cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as financing cash flows. There are no tax benefits resulting from the exercise of stock options for Fiscal 2012 and Fiscal 2011.

Tangible Long-Lived Assets.    The Company frequently monitors events or changes in circumstances that could indicate that the carrying amount of tangible long-lived assets to be held and used may not be recoverable. The determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. When impairment is indicated for a tangible long-lived asset, the amount of impairment loss is the excess of net book value of the asset over its fair value. Tangible long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. At September 30, 2012, management believed no indications of impairment existed.

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

Basic and Diluted Net Loss per Share.    Basic net loss per share is based upon the weighted average number of shares of common stock outstanding. Diluted net loss per share is based on the assumption that options, warrants and other instruments convertible into common stock are included in the calculation of diluted net loss per share, except when their effect would be anti-dilutive. For instruments in which consideration is to be received for exercise, such as options or warrants, dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of actual issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Cumulative dividends on the Company’s cumulative convertible preferred stock, although not declared, constitute a preferential claim against future dividends, if any, and are treated as an incremental decrease in net income from continuing operations or increase in net loss from continuing operations for purposes of determining basic net loss from continuing operations per common share. Such preferred dividends, if dilutive, are added back to the net income or loss from continuing operations as it is assumed that the preferred shares were converted to common shares as of the beginning of the period for purposes of determining diluted net loss from continuing operations per common share. (See Note 8).

Cash and Cash Equivalents.    For purposes of the Consolidated Financial Statements, the Company considers all demand deposits and certificates of deposit with original maturities of 90 days or less to be cash equivalents.

Fair Value of Financial Instruments.    Financial instruments include cash and cash equivalents, accounts receivable and payable, other current liabilities and long-term debt. The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable and payable and other current liabilities approximate fair value due to the short-term nature of these items. Because of the substantial initial debt discounts involved in the debt transactions discussed further in Note 3, management believes that it is not practicable to estimate the fair value of the remaining principal balance due under existing debt instruments at September 30, 2012 without incurring unreasonable costs. Furthermore, because of the scale of the discounts already recorded, management does not believe that an estimation of the fair value of the debt instruments would result in a materially different result than what the Company has already recorded.

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

Subsequent Events.    Management has evaluated events subsequent to September 30, 2012 through the date the accompanying consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events that may require adjustment of and/or disclosure in such financial statements.

Note 2 – Going Concern

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company generated significant net losses in previous fiscal years.  In Fiscal 2012, the Company had a net loss of $19.7 million.  As of September 30, 2012, the Company also had negative working capital and stockholders’ deficit of approximately $10.1 million and $35.4 million, respectively.

Management believes that the Company’s losses in recent years have been primarily the result of increased research and development expenditures related to the cyber technology, and efforts to productize those technologies and bring them to market.  These losses were augmented by insufficient revenue to support the Company’s skilled and diverse technical staff, which are considered necessary to support commercialization of the Company’s technologies.  Unsuccessful commercialization efforts in past fiscal years have contributed to the stockholders’ deficit as of September 30, 2012.

Management is focused on managing costs in line with estimated total revenues, including contingencies for cost reductions if projected revenues are not fully realized. However, there can be no assurance that anticipated revenues will be realized or that the Company will be able to successfully implement its plans.  Accordingly, the Company will need to raise additional funds to meet its continuing obligations in the near future and may incur additional future losses.  However, there can be no assurance that suitable financing will be available on acceptable terms, on a timely basis, or at all.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Note 3 — Debt Instruments

At September 30, 2012, the Company had the following outstanding debt instruments:

	Principal balance at issuance date	Principal balance at September 30, 2012
Senior Secured Revolving Credit Facility	$5,000,000	$5,000,000
Senior Subordinated Secured Convertible Promissory Notes	1,200,000	1,200,000
Senior Subordinated Secured Promissory Notes	4,000,000	4,790,400
Subordinated Secured Convertible Promissory Notes	15,051,200	16,122,400

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

In December 2011, the Company repaid the remaining amount of principal, interest, fees and other amounts owed by the Company under the Secured Promissory Note, thereby satisfying all remaining obligations of the Company pursuant to the Settlement and Release Agreement.

Senior Secured Revolving Credit Facility

In December 2011, the Company entered into a Loan and Security Agreement with Partners for Growth III, L.P. (“PFG”) pursuant to which the Company obtained a two-year, $5,000,000 revolving credit facility from PFG (the “Revolving Credit Facility”). As additional consideration for entering into the Revolving Credit Facility, the Company issued to PFG, and two of its affiliated entities, 7-year warrants to purchase an aggregate of 15,000,000 shares of the Company’s Common Stock (the “PFG Warrants”) at the exercise price of $0.11 per share. If the Company attains certain specified revenue and EBITDA thresholds for calendar year 2012, the aggregate number of shares issuable upon exercise of the PFG Warrants will be reduced to 10,000,000 shares. The PFG Warrants were originally valued at $682,000 and recorded as a debt discount.  Of the total value of the PFG Warrants, the Company recorded $250,000 as derivative liability relating to the value of the warrants that could be adjusted, and $432,000 as an increase to paid in capital relating to the value of the remaining warrants to purchase 10,000,000 shares.

The maturity date for the Revolving Credit Facility is December 14, 2013 (the “Maturity Date”). Interest on the Loan accrues at the rate of 12% per annum, payable monthly and the remaining balance is payable on the Maturity Date. Each of Costa Brava Partnership III L.P. (“Costa Brava”) and The Griffin Fund LP (“Griffin”), major stockholders and debt holders of the Company, individually and collectively, jointly and severally, have unconditionally guaranteed repayment to PFG of $2,000,000 of the Company’s monetary obligations under the Loan Agreement.

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

As of July 31, 2012, the Company was not in compliance with the financial covenants in the Revolving Credit Facility. On August 21, 2012, the Company and PFG entered into a Forbearance, Limited Waiver and Consent under Loan and Security Agreement (the “Waiver”) by which, subject to certain terms and conditions, PFG waived that default and consented to other actions taken or to be taken by the Company, including the issuance of securities to finance a pending acquisition of certain assets of Bivio. The Company agreed to pay to PFG a $30,000 fee and issue to PFG warrants to purchase 2,045,045 shares of common stock (the “Waiver Warrants”). The exercise price of the Waiver Warrants was equal to the effective price of the next equity financing completed by December 31, 2012 or $0.11 per share.  Since the exercise price of the Waiver Warrants was not fixed, such instrument was considered to be a derivative.  As such, the Company recorded approximately $185,000 as a derivative liability, and expensed the cost of the Waiver Warrants as interest expense.  The Waiver also amended the terms of the PFG Warrants to include an adjustment to the exercise price should the Company issue securities in the future with an exercise or effective conversion price below such warrant.  Since the exercise price of the PFG Warrants was no longer fixed, the PFG warrants were also considered to be a derivative.  As such, approximately $1,049,000 of paid-in capital was reclassified as derivative liability from equity.  The Company also provided to PFG a general release of any claims the Company may have had against PFG as of the date of the Waiver.

The Waiver, by its terms, expired on September 30, 2012.  As of September 28, 2012, in light of the Company’s continuing non-compliance with the financial covenants in the Loan Agreement, the Company and PFG entered into an Extension of Forbearance under Loan and Security Agreement (the “Forbearance Extension”).  In consideration of granting the Forbearance Extension, the Company issued to PFG a warrant to purchase 2,045,045 shares of common stock (the “Extension Waiver Warrants”).  The exercise price of the Extension Waiver Warrants was equal to the effective price of the next equity financing completed by December 31, 2012 or $0.11 per share.  Since the exercise price of the Waiver Warrants was not fixed, such instrument was considered to be a derivative.  As such, the Company recorded approximately $185,000 as a derivative liability and expensed the cost of the Extension Waiver Warrants as interest expense. On October 31, 2012 the Company obtained a second forbearance extension (the “Second Forbearance”) from PFG which remained in effect until October 31, 2012 and subsequently extended to remain in effect until December 15, 2012. The Company and PFG entered into a third forbearance extension (the “Third Forbearance”) that extended PFG’s forbearance until January 31, 2013.  As compensation for the Second Forbearance and the Third Forbearance the Company issued to PFG Extension Waiver Warrants to purchase an additional 4,090,910 shares of common stock.

Due to certain subjective acceleration clauses in the Revolving Credit Facility, the Company classified the outstanding amounts, net of discount, as current liabilities at September 30, 2012.

     Senior Subordinated Secured Convertible Promissory Notes

Effective as of September 28, 2012, the Company issued and sold to The Griffin Fund LP Senior Subordinated Secured Convertible Promissory Notes due November 30, 2012 in the aggregate principal amount of $1,200,000 (the “2012 Notes”). The 2012 Notes are convertible at $0.12 per share or the price of shares sold by the Company to one or more investors and raising gross proceeds to the Company of at least $1.0 million.  Since the conversion price was not fixed, such instrument was considered to be a derivative.  As such, the Company recorded approximately $81,000 as a derivative liability and related debt discount for the 2012 Notes sold prior to September 30, 2012. Subsequent to year end the Company issued $4,210,000 of 2012 Notes.

Payment in cash of an amount equal to all outstanding principal and accrued and unpaid interest on the 2012 Notes was initially due November 30, 2012. The 2012 Notes were amended effective November 30, 2012 to change the maturity date of the 2012 Notes to March 31, 2013 (the “Maturity Date”).

     Senior Subordinated Secured Promissory Notes

In March 2011, the Company issued and sold to two accredited investors, Costa Brava Partnership III L.P. (“Costa Brava”) and The Griffin Fund LP (“Griffin”) 12% Senior Subordinated Secured Promissory Notes due March 2013 (the “Senior Subordinated Notes”) in the aggregate principal amount of $4,000,000. In July 2011, the Senior Subordinated Notes were amended to permit the holders to demand repayment any time on or after July 16, 2012, in partial consideration for permitting the issuance of additional Subordinated Secured Convertible Promissory Notes as discussed below. Because of this demand, the Senior Subordinated Notes have been classified as current obligations in the Company’s Consolidated Balance Sheets of September 30, 2012 and October 2, 2011.

The Senior Subordinated Notes bear interest at a rate of 12% per annum paid by adding the amount of such interest to the outstanding principal amount of the Senior Subordinated Notes as “paid-in-kind” (“PIK”) interest. As a result of the addition of such interest, the outstanding principal amount of the Senior Subordinated Notes at September 30, 2012 was $4,790,400.

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

      Subordinated Secured Convertible Promissory Notes

In December 2010, the Company entered into a Securities Purchase Agreement with Costa Brava and Griffin, pursuant to which the Company issued and sold to Costa Brava and Griffin 12% Subordinated Secured Convertible Notes due December 23, 2015 (the “Subordinated Notes”) in the aggregate principal amount of $7,774,800 and sold in a subsequent closing in March 2011 additional Subordinated Notes to Costa Brava and Griffin for an aggregate purchase price of $1,200,000. In July 2011, the Company sold additional Subordinated Notes to five accredited investors, including Costa Brava and Griffin, in the aggregate principal amount of $5,000,000. In addition, holders of existing notes with a principal balance of $1,076,400 converted their Bridge Notes into Subordinated Notes during Fiscal 2011.

The Subordinated Notes bear interest at a rate of 12% per annum, due and payable quarterly. For the first two years of the term of the Subordinated Notes, the Company has the option to pay all or a portion of the interest due on each interest payment date in shares of common stock, with the price per share calculated based on the weighted average price of the Common Stock over the last 20 trading days ending on the second trading day prior to the interest payment date. While the Revolving Credit Facility is outstanding, interest on the Subordinated Notes that is not paid in shares of Common Stock must be paid by adding the amount of such interest to the outstanding principal amount of the Subordinated Notes as PIK interest. The principal and accrued but unpaid interest under the Subordinated Notes is convertible at the option of the holder into shares of the Common Stock at an initial conversion price of $0.07 per share. The conversion price is subject to a full price adjustment feature for certain price dilutive issuances of securities by the Company and proportional adjustment for events such as stock splits, dividends, combinations and the like. Beginning after the first two years of the term of the Subordinated Notes, the Company may force the Subordinated Notes to be converted to Common Stock if certain customary equity conditions have been satisfied and the volume weighted average price of the common stock is $0.25 or greater for 30 consecutive trading days. During Fiscal 2012, the Company paid approximately $1,447,000 of interest costs in the form of 13,162,700 shares of Common Stock.

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

As a result of the issuances of Subordinated Notes discussed above, the conversion of existing notes to Subordinated Notes and the application of PIK interest, the aggregate principal balance of the Subordinated Notes at September 30, 2012, exclusive of the effect of debt discounts, was $16,122,400. The balance of the Subordinated Notes, net of unamortized discounts comprised of derivative liability, at September 30, 2012 was $6,470,300. The debt discounts will be amortized over the term of the Subordinated Notes, unless such amortization is accelerated due to earlier conversion of the Subordinated Notes pursuant to their terms. The Company paid a total of $1,000,000 in cash commissions to an investment banker for services related to issuance of the Subordinated Notes, $682,000 of which was recorded as a deferred financing cost and the balance recorded as an offset to equity.

Derivative Liability

The Subordinated Notes, the 2012 Notes, the PFG Warrants, the Waiver warrants and Extension Waiver Warrants, contain provisions that adjust the conversion or exercise price in the event of certain dilutive issuances of securities or exercise/conversion prices that are not fixed. The Company re-measured the fair value of the derivative liability to be $19,925,400 as of September 30, 2012.

The following outlines the significant assumptions the Company used to estimate the fair value information presented, with respect to derivative liability utilizing the Binomial Lattice pricing model at the date of issuance and September 30, 2012:

Risk free interest rate	0.3457%
Expected volatility	92.78%
Expected dividends	None

Note 4 — Preferred Stock

In Fiscal 2010, the Company sold and issued an aggregate of 3,490 preferred stock units (the “Preferred Stock Units”) at a purchase price of $700 per Preferred Stock Unit. Each share of Series B Stock is convertible at any time at the holder’s option into 2,000 shares of common stock at a conversion price per share of common stock equal to $0.50. During Fiscal 2012, approximately 900 shares of the Company’s Series B Stock was converted into 1,718,600 shares of the Company’s common stock. As a result of such conversions, approximately 900 shares of Series B Stock were outstanding at September 30, 2012, convertible into approximately 1,800,000 shares of the Company’s common stock, remained outstanding.

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

Note 5 — Common Stock Warrants

As of September 30, 2012, warrants to purchase a total of 28,415,600 shares of the Company’s common stock were outstanding, with a weighted average exercise price of $0.21 per share and exercise prices ranging from $0.07 per share to $13.00 per share, of which 233,700 warrants expire in fiscal 2013, 3,467,000 warrants expire in fiscal 2014, 5,374,000 warrants expire in fiscal 2015, no warrants expire in fiscal 2016, 4,340,900 warrants expire in fiscal 2017, and 15,000,000 warrants expire in fiscal 2018.

Note 6 — Stock Incentive Plans, Employee Retirement Plan and Deferred Compensation Plans

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

As of September 30, 2012, there are no outstanding and exercisable options to purchase the Company’s common stock under the 2001 Plan. As of September 30, 2012, options to purchase 1,300 shares of the Company’s common stock were outstanding and exercisable under the 2001 Non-Qualified Option Plan, all at the exercise price of $13.50 per share, and options to purchase 196,000 shares of the Company’s common stock were outstanding and exercisable under the 2003 Plan at exercise prices ranging from $10.40 to $36.20 per share.

Pursuant to an amendment of the 2006 Plan by stockholders in March 2009, the number of shares of common stock reserved for issuance under the 2006 Plan shall automatically increase at the beginning of each subsequent fiscal year by the lesser of 1,250,000 shares or 5% of the common stock of the Company outstanding on the last day of the preceding fiscal year. As a result of that provision, the number of shares issuable under the 2006 Plan increased by 484,800 shares in Fiscal 2010, by 1,250,000 shares in Fiscal 2011 and by 1,250,000 shares in Fiscal 2012. As of September 30, 2012, there were options to purchase 710,500 shares of the Company’s common stock outstanding and exercisable under the 2006 Plan, at exercise prices ranging from $0.09 to $14.10 per share.

In December 2010, the Company’s Board adopted the Company’s 2010 Non-Qualified Stock Option Plan (the “2010 Plan”) under which the Company’s eligible officers, directors and employees, consultants and advisors who qualify as “accredited investors” within the meaning of Rule 501 under the Securities Act, may be granted non-incentive stock options. 18,500,000 shares of the Company’s common stock were reserved for issuance under the 2010 Plan, and options to purchase 18,500,000 shares of the Company’s common stock at an exercise price of $0.09 per share were issued to certain of the Company’s officers and directors in December 2010 pursuant to the 2010 Plan. As of September 30, 2012, there were options to purchase 17,474,500 shares of the Company’s common stock outstanding under the 2011 Plan, of which options to purchase 13,849,500 shares were exercisable. No further grants may presently be made under the 2010 Plan. In March 2011, the Company’s stockholders approved the Company’s 2011 Omnibus Incentive Plan (the “2011 Plan”) and reserved 46,500,000 shares of common stock of the Company for potential issuance pursuant to the 2011 Plan. The 2011 Plan is designed to promote the interests of the Company and its stockholders by serving as a comprehensive equity incentive program to attract and retain the services of individuals capable of assuring the future success of the Company and to afford such persons an opportunity to acquire a proprietary interest, or otherwise increase their proprietary interest, in the Company. The 2011 Plan permits grants of stock options (including both incentive and non-qualified stock options), stock-only appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance awards of cash, stock or property, other stock grants and other stock-based awards. As of September 30, 2012, there were options to purchase 36,374,900 shares of the Company’s common stock outstanding under the 2011 Plan, at exercise prices ranging from $0.09 to $0.16 per share, of which options to purchase 19,752,100 shares were exercisable at September 30, 2012. The aggregate number of shares of common stock issuable under all stock-based awards that may be made under the 2011 Plan at September 30, 2012 is 10,125,100 shares.

The exercise prices of stock options granted during the two fiscal years ended September 30, 2012 were equal to the closing price of the Company’s common stock at the date of grant. The following table summarizes stock options outstanding as of September 30, 2012 as well as activity during the two-fiscal year period then ended:

	No. of Shares(1)	Weighted Average Exercise Price
Options outstanding at October 3, 2010	1,373,900	$7.44
Granted	56,905,000	0.12
Exercised	(20,000)	0.16
Expired	(6,200)	181.49
Forfeited	(269,200)	2.69

Options outstanding at October 2, 2011	57,983,500	$0.26
Granted	7,765,500	0.12
Exercised	(2,541,100)	0.10
Expired	(68,500)	11.82
Forfeited	(8,382,200)	0.23

Options outstanding at September 30, 2012	54,757,200	$0.24

Options exercisable at September 30, 2012	34,509,400	$0.31

(1)	Rounded to nearest one hundred (100).

For fiscal years 2012 and 2011, the weighted-average grant-date fair value of options granted was $0.08 for both fiscal years. At September 30, 2012, the aggregate intrinsic value of nonvested options outstanding and options exercisable was $114,900 and $296,600, respectively. For Fiscal 2012, options to purchase 2,541,100 shares were exercised with an aggregate intrinsic value of $115,700. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option, determined as of the date of the option exercise. At September 30, 2012, the weighted-average remaining contractual life of options outstanding and exercisable was 8.5 years and 8.3 years, respectively.

A summary of outstanding options and exercisable options under the Company’s 2001, 2003, 2006, 2010 and 2011 Qualified and Non-Qualified Plans at September 30, 2012 is shown below.

	Outstanding Options				Exercisable Options
Range of Exercise Prices	Number(1)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number(1)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.09 - 0.16	54,311,900	8.5	$0.12	$411,500	34,064,100	$0.12	$296,600
0.35 - 1.70	127,000	1.7	0.42	—	127,000	0.42	—
8.60 - 14.10	158,300	4.3	13.04	—	158,300	13.04	—
15.60 - 22.50	52,700	2.3	21.47	—	52,700	21.47	—
25.00 - 36.20	107,300	1.9	31.58	—	107,300	31.58	—

	54,757,200				34,509,400

(1)	Rounded to nearest one hundred (100).

The aggregate intrinsic values set forth in the above table, which represent the total pre-tax intrinsic values, are based on the closing stock price of the Company’s common stock of $0.11 as of September 28, 2012, the last trading date prior to September 30, 2012, and assuming all the optionees had exercised their options as of that date.

At September 30, 2012 the total compensation costs related to nonvested option awards not yet recognized was $1,407,400 and the weighted-average remaining vesting period of nonvested options at September 30, 2012 was 1.0 year. Such amounts do not include the cost of new options that may be granted in future periods or any changes in the Company’s forfeiture rate.

Previously granted options to purchase 20,247,800 shares of the Company’s common stock with a weighted average exercise price of $0.12 per share and a weighted average fair value of $0.09 per share were nonvested as of September 30, 2012. Total stock-based compensation expense during Fiscal 2012 was approximately $1,618,600, of which $279,700 was charged to cost of revenues and $1,338,900 was charged to general and administrative expense. Total stock-based compensation expense during Fiscal 2011 was approximately $1,202,400, of which $49,900 was charged to cost of revenues and $1,152,500 was charged to general and administrative expense.

The total amount of compensation expense related to option awards not yet recognized at September 30, 2012 was $1,407,400. The amount of compensation expense related to such existing option awards expected to be recognized Is as follows:

FY 2013	$909,700
FY 2014	411,400
FY 2015	80,000
FY 2016	6,300

Total	$1,407,400

However, such amounts do not include the cost of new options that may be granted in future periods nor any changes in the Company’s forfeiture percentage.

In Fiscal 2012, the Company did not granted any shares of vested stock and 7,900 previously unvested shares vested, for an aggregate value of $1,200.  In Fiscal 2011, the Company granted 31,100 shares of vested stock and 11,800 previously unvested shares vested, for an aggregate value of $31,600.

The following table summarizes nonvested stock grants outstanding as of September 30, 2012 as well as activity during Fiscal 2011 and Fiscal 2012:

	Nonvested Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at October 3, 2010	40,700	$1.57
Granted	11,800	0.11
Vested	(29,400)	1.07
Forfeited	(10,200)	0.23

Outstanding at October 2, 2011	12,900	2.42
Granted	-	-
Vested	(7,900)	0.21
Forfeited	-	-

Outstanding at September 30, 2012	5,000	$4.24

However, such amounts do not include the cost of new nonvested stock grants that may be granted in future periods nor any changes in the Company’s forfeiture percentage.

Employee Stock Benefit Plan.    In fiscal 1982, the Company established an employee retirement plan, the ESBP, which is effective for fiscal year 1982 and thereafter. This plan provides for annual contributions to the Company’s Employee Stock Bonus Trust (“SBT”) to be determined by the Board of Directors and which will not exceed 15% of total payroll. At the discretion of the Trustee, the SBT will purchase common stock at fair market value or other interest-bearing securities or investments for the accounts of individual employees who, as of September 30, 2012, will gain a vested interest of 20% in their accounts after their first year of service, and 20% each year of service thereafter, until fully vested after five years of service. Employees who attain age 65 will be fully vested in contributions to their account regardless of years of service. Pursuant to the ESBP provision, vesting requirements are met as services are performed and fulfilled at each fiscal year end. That portion of cash or stock held in an employee’s account and not vested at termination of employment will be redistributed in accordance with a prearranged formula. Management believes that the contributions made by the Company to the SBT, to the extent they relate to U.S. government cost-plus-fixed-fee contracts, will be reimbursable by the U.S. government. Relating to fiscal 2012 the Company anticipated making a contribution of 6.0 million shares of common stock with an estimated market value of $600,000, which was contributed in fiscal 2013.  Relating to fiscal 2011 the Company contributed 6.7 million shares of common stock with an estimated market value of $800,000.

Deferred Compensation Plan.    In September 2002, the Company established a deferred compensation plan, the Non-Qualified Deferred Compensation Plan, for certain key employees with long-term service with the Company. Annual contributions of common stock of the Company are made to a Rabbi Trust under such plan to be held for the benefit of the deferred compensation plan participants. The Board of Directors did not authorize a contribution to the Non-Qualified Deferred Compensation Plan for Fiscal 2011 or Fiscal 2012. Participants’ potential distributions from the Rabbi Trust represent unsecured claims against the Company. The Rabbi Trust was established by the Company and is subject to creditors’ claims. Shares in this plan may be distributed to each plan beneficiary when they retire from service with the Company. At September 30, 2012, 57,600 shares of the Company’s common stock were in the Rabbi Trust.

Executive Salary Continuation Plan.    In February 1996, the Company established a deferred compensation plan (the “ESCP”) for select key employees of the Company. Benefits payable under the ESCP are established on the basis of years of service with the Company, age at retirement and base salary, subject to a maximum benefits limitation of $137,000 per year for any individual. The ESCP is an unfunded plan. The recorded liability for future expense under the ESCP is determined based on expected lifetime of participants using Social Security mortality tables and discount rates comparable to that of rates of return on high quality investments providing yields in amount and timing equivalent to expected benefit payments. At the end of each fiscal year, the Company determines the assumed discount rate to be used to discount the ESCP liability. The Company considered various sources in making this determination for Fiscal 2012, including the Citigroup Pension Liability Index, which at September 30, 2012 was 3.94%. Based on this review, the Company used a 3.94% discount rate for determining the ESCP liability at September 30, 2012. There are presently two retired executives of the Company who are receiving lifetime benefits aggregating $184,700 per annum under the ESCP. The current and long-term portions of the ESCP liability at September 30, 2012 are $184,700 and $975,000, respectively, for an aggregate liability of $1,159,700. The current and long-term portions of the ESCP liability at October 2, 2011 were $184,700 and $1,005,400, respectively, for an aggregate liability of $1,190,100.

Note 7 — Sale of Thermal Imaging Business

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

Under the terms of the Thermal Imaging APA, (i) Vectronix paid $10,000,000 in cash to the Company for the purchased assets, subject to certain adjustments, and assumed certain liabilities of the Company; and (ii) subject to the satisfaction of certain thresholds, Vectronix shall, on a semi-annual basis over a five year period following the closing of the transaction, pay to the Company commissions for core engines and certain existing products sold by Vectronix or its commercial business units. $1,500,000 of the upfront cash purchase price was paid into escrow. $300,000 of this escrow amount was released on the six-month anniversary of the closing of the Thermal Imaging Asset Sale and the balance will be released on the first anniversary of such closing. In addition, pursuant to the Thermal Imaging APA the Company’s existing obligation to repay to a subsidiary of Vectronix an outstanding advance of approximately $340,300 was cancelled.

As a result of the Thermal Imaging Asset Sale, the Company’s Thermal Imaging Business has been classified as a discontinued operation in the consolidated financial statements of the Company. The following summarized financial information relates to the Thermal Imaging Business and is segregated from continuing operations and reported as discontinued operations.

	Fiscal Years Ended
	September 30, 2012	October 2, 2011
Total revenues	$1,976,800	$8,916,700

Cost and expenses
Cost of revenues	1,880,900	7,307,000
General and administrative expense	86,900	227,200
Research and development expense	496,900	507,700

Total costs and expenses	2,464,700	8,041,900

Income (loss) from operations	(487,900)	874,800

Gain on disposal	7,747,700	—
Provision for income taxes	—	—

Gain on disposal, net of income taxes	7,747,700	—

Income from discontinued operations	$7,259,800	$874,800

Included in the consolidated balance sheets are the following major classes of assets and liabilities associated with the Thermal Imaging Business as of October 2, 2011:

October 2, 2011
(Unaudited)
Accounts receivable, net	$1,365,800
Unbilled revenues on uncompleted contracts, net	30,700
Inventory, net	1,389,700
Current assets of discontinued operations	$2,786,200
Property and equipment, net	$1,312,200
Non-current assets of discontinued operations	$1,312,200
Accounts payable	$858,100
Accrued expenses	341,600
Deferred revenue	544,800
Current liabilities from discontinued operations	$1,744,500

Note 8 — Loss per Share

Since the Company had a net loss from continuing operations for both Fiscal 2011 and Fiscal 2012, there was no difference between basic and diluted loss per share in each of these fiscal years.

The following table sets forth the computation of basic and diluted loss per common share:

	Fiscal Years Ended
	September 30, 2012	October 2, 2011
Basic and Diluted Net Loss Numerator:
Loss from continuing operations	$(26,928,200)		$(16,637,600)
Income from discontinued operations	7,259,800		874,800

Net loss	$(19,668,400)	$	$(15,762,800)

Basic and Diluted Net Loss Denominator:
Weighted average number of common shares outstanding	123,624,400		90,728,100

Basic and diluted loss per common share:
Loss from continuing operations	$(0.22)		$(0.18)
Net earnings from discontinued operations	$0.06		$0.01
Net loss attributable to ISC8 per common share	$(0.16)		$(0.17)

Options, warrants and convertible instruments outstanding at September 30, 2012 and October 2, 2011 to purchase approximately 325,327,100 and 301,993,100 shares of the Company’s common stock, respectively, were not included in the above computation because they were anti-dilutive.

Note 9 — Minority Interest in Subsidiaries

Novalog did not grant any options to purchase shares of Novalog’s common stock in Fiscal 2012 and Fiscal 2011. As of September 30, 2012, there were no options to purchase shares of common stock of Novalog outstanding. At September 30, 2012, the Company owned 96% of Novalog’s common stock.

MSI did not grant any options to purchase common shares of MSI stock in Fiscal 2012 and Fiscal 2011. As of September 30, 2012, there were no options to purchase shares of common stock of MSI outstanding. At September 30, 2012, the Company owned 98% of MSI’s common stock. The Company has granted a perpetual non-exclusive license to a third party for technology developed by MSI. This license has not generated any material royalties to date.

RedHawk did not grant any options to purchase shares of RedHawk’s common stock in Fiscal 2012 and Fiscal 2011. As of September 30, 2012, there were no options to purchase shares of common stock of RedHawk outstanding. At September 30, 2012, the Company owned 81% of RedHawk’s common stock.

iNetWorks did not grant any options to purchase shares of its common stock in Fiscal 2012 and Fiscal 2011. As of September 30, 2012, there were options to purchase 6,592,500 shares of iNetWorks common stock outstanding with a weighted average exercise price of $0.01 per share and a weighted average remaining life of 0.07 years. There is no public market for shares of iNetWorks common stock. At September 30, 2012, the Company owned 95% of iNetWorks’ common stock.

Note 10 — Composition of Certain Financial Statement Captions

Accounts receivable and unbilled revenues on uncompleted contracts are largely derived from the Company’s contracts with various U.S. government agencies and contractors, as shown below.

	September 30, 2012	October 2, 2011
Accounts receivable and unbilled revenues on uncompleted contracts:
U.S. government	$520,800	$$931,500
Other customers	525,000	171,500

	1,045,800	1,103,000
Less allowance for doubtful accounts	(51,300)	(13,800)

	$994,500	$1,089,200

Unbilled amounts of $549,200 and $526,500 at September 30, 2012 and October 2, 2011, respectively, represent contract revenues for which billings have not been presented to customers at year-end. These amounts are billed in accordance with applicable contract terms, usually within 30 days. Included in these amounts are unbilled retentions of $390,300 and $526,500 at September 30, 2012 and October 2, 2011, respectively. The unbilled retentions are normally collected upon final audit of costs by the U.S. government.

The Company’s property and equipment at September 30, 2012 and October 2, 2011 is shown below.

	September 30, 2012	October 2, 2011
Property and equipment:
Engineering and production equipment	$8,921,000	$18,302,200
Furniture and fixtures	143,200	459,800
Leasehold improvements	1,786,400	2,148,100
Software	468,200	2,423,900

	11,318,800	23,334,000
Less accumulated depreciation and amortization	(10,366,400)	(22,096,100)

	$952,400	$1,237,900

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

The net book value of assets under capital leases at September 30, 2012 and October 2, 2011 was approximately $76,600 and $90,800, respectively, which amounts are net of accumulated depreciation of approximately $25,500 and $11,300, respectively.

Accrued expenses as of September 30, 2012 and October 2, 2011 consisted of the following:

	September 30, 2012	October 2, 2011
Accrued expenses:
Salaries and wages	$500,400	$50,600
Vacation	359,500	487,700
Payroll taxes	-	88,100
Interest	533,900	11,500
Deferred compensation (current ESCP liability)	184,700	184,700
Professional fees	167,900	232,300
Accrued ESBP contribution	570,600	-
Other accrued expenses	196,900	20,300

	$2,513,900	$1,075,200

Note 11 — Commitments and Contingencies

The Company leases certain facilities and equipment under cancelable and non-cancelable operating leases, with escalating rent provisions for facility leases. Future minimum payments under capital lease obligations and operating lease commitments for the next five years as of September 30, 2012 are as follows:

Fiscal Year	Capital Leases	Operating Leases
2013	$30,500	$1,247,000
2014	31,900	44,000
2015	31,900	42,000
2016	18,600	41,000
Less amounts representing interest	(33,100)

Future minimum lease payments	$79,800	$1,374,000

Total rent expense for operating leases amounted to $977,000 and $884,000 for the fiscal years ended September 30, 2012 and October 2, 2011, respectively. Rent expense is recognized on a straight-line basis over the lease period. Deferred rent amounts are immaterial.

Litigation

In March 2009, FirstMark III, LP, formerly known as Pequot Private Equity Fund III, LP, and FirstMark III Offshore Partners, LP, formerly known as Pequot Offshore Private Equity Partners III, LP (collectively, “FirstMark”), filed a lawsuit against the Company in the state Supreme Court, State of New York, County of New York (the “FirstMark Suit”). FirstMark alleged that the Company failed to make certain payments to FirstMark.

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

Note 12 — Income Taxes

The income tax provision is based upon management’s review of the Company’s estimated annual income tax rate, including state taxes. The income tax provision for Fiscal 2012 and Fiscal 2011 consists of state minimum taxes currently payable.

The provision for income taxes from continuing operations is comprised of:

	Fiscal Year Ended
	September 30, 2012	October 2, 2011
Current federal	$—	$(43,900)
Current state	3,200	6,500
Deferred federal	—	—
Deferred state	—	—

Provision (benefit) for income tax expense	$3,200	$(37,400)

The provision (benefit) for income taxes from continuing operations differs from the amount computed by applying the statutory federal income tax rate to income (loss) before (provision) benefit for income taxes. The sources and tax effects of the differences are as follows:

	Fiscal Year Ended
	September 30, 2012	October 2, 2011
Income tax benefit at the federal statutory rate of 34%	$(6,782,600)	$(4,977,300)
State income tax provision, net of federal benefit	2,100	2,100
Non-cash charges	3,500	353,800
Other	15,800	(15,700)
Valuation allowance changes affecting the provision for income taxes	6,764,400	4,599,700

	$3,200	$(37,400)

The tax effect of significant temporary items comprising the Company’s deferred taxes as of September 30, 2012 and October 2, 2011, are as follows:

	September 30, 2012	October 2, 2011
Current deferred tax assets:
Reserves not currently deductible	$625,500	$523,900
Current deferred tax liabilities:
Valuation allowance	(625,500)	(523,900)

Net current deferred tax assets (liabilities)	$—	$—

Non-current deferred tax assets:
Operating loss carry forwards	$20,724,500	$11,567,800
Non-current deferred tax liabilities:
Valuation allowance	(20,724,500)	(11,567,800)

Net non-current deferred tax asset (liability)	$—	$—

As of September 30, 2012 the Company has federal and California net operating loss (“NOL”) carryover of $39,500,000 and $38,600,000, respectively.  As a result of the ownership change that occurred during the year ended September 27, 2009, the Company’s pre-September 27, 2009 NOLs are subject to annual IRC section 382 limitation of approximately $105,000 per annum. Various equity transactions have occurred since the ownership change in Fiscal 2009 that may have resulted in a subsequent section 382 limitation, which may further limit the use of the Company’s NOL’s.

Because realization of the tax benefit of deferred tax assets is uncertain, the Company has provided a 100% valuation allowance against such assets as of September 30, 2012 and October 2, 2011.

The Company has concluded that no additional accrual for taxes, penalty or interest is required for uncertain tax positions. Interest and penalties related to uncertain tax positions will be reflected in income tax expense.

Note 13 — Concentration of Revenues and Sources of Supply

In Fiscal 2012, direct contracts with various military services and branches of the U.S. government accounted for approximately 94% of the Company’s total revenues and subcontracts with U.S. government prime contractors accounted for approximately 3% of the Company’s total revenues. The remaining less than 3% of total revenues in Fiscal 2012 was derived from non-U.S. government sources. During Fiscal 2012, of the revenues derived directly or indirectly from U.S. government customers, the following exceeded 10% of revenue:

Customer	Percentage of Revenue
Air Force	34%
Top Secret	22%
Fibertek	13%
DARPA	12%
Army	11%

Fibertek is a defense contractor, and all others are U.S. government customers. Loss of any of these customers would have a material adverse impact on the Company’s business, financial condition and results of operations. No other single U.S. government or non-U.S. government customer accounted for more than 10% of the Company’s total revenues in Fiscal 2012.

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

The hierarchy noted above requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. There were no transfers between Level 1, Level 2 and/or Level 3 during Fiscal 2012. Financial liabilities carried at fair value as of September 30, 2012 are classified below:

	Level 1	Level 2	Level 3	Total
Derivative liabilities	$—	$—	$19,925,400	$$19,925,400
Total	$—	$—	$19,925,400	$$19,925,400

The table below sets forth a summary of changes in the fair value of our Level 3 financial instruments for the year ended September 30, 2012:

	October 2, 2011	Recorded New Derivative Liabilities	Reclass from equity to derivative liability	Change in estimated fair value recognized in results of operations	September 30, 2012
Derivative liabilities	$13,352,800	$701,500	$1,049,000	$4,822,100	$19,925,400

Note 15 — Subsequent Events

Assets Acquisition (unaudited)

On August 31, 2012, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Bivio Networks, Inc. on behalf of itself and certain of its subsidiaries (collectively, “Bivio”), pursuant to which the Company agreed to acquire substantially all of the assets of Bivio’s NetFalcon and Network Content Control System Business.

On October 4, 2012, the Company entered into a Foreclosure Sale Agreement with GF AcquisitionCo 2012, LLC (the “Foreclosure Sale Agreement”) under which the Company agreed to acquire the assets of Bivio which it had previously agreed to acquire directly from Bivio. GF AcquisitionCo 2012, LLC (“GFAC”) (which could be deemed to be an affiliate of The Griffin Fund LP, a major stockholder and debt holder of the Company) was formed in order to facilitate the acquisition by the Company of the Bivio assets when the purchase of such assets by the Company under the Asset Purchase Agreement could not be completed. Bivio was in default under the loan and security agreement with its first priority secured lender. GFAC purchased the position of such secured lender and, in such capacity, foreclosed on the assets to be purchased by the Company from GFAC under the Foreclosure Sale Agreement. After entering into the Foreclosure Sale Agreement, the Company terminated the Asset Purchase Agreement.

The purchase price of the assets under the Foreclosure Sale Agreement was $600,000 in cash plus warrants to purchase either (i) up to that number of shares of the Company’s securities issued in its next equity financing raising of at least $10,000,000 in proceeds to the Company as $120,000 would purchase at the effective price to investors in such next equity financing, or (ii) if no such next equity financing has been effected by December 31, 2012, at the warrant holder’s option, up to 1,000,000 shares of the Company’s common stock, par value $.01 per share at $0.12 per share.

  On October 12, 2012, pursuant to the terms of the Foreclosure Sale Agreement, the Company acquired substantially all of the assets of Bivio.

Pro-forma Results of Operations. The historical operating results of Bivio have not been included in the Company’s historical consolidated operating results prior to its acquisition date. Pro-forma results of operations data for the fiscal years ended September 30, 2012 and October 2, 2011, as if this acquisition had been effective as of October 4, 2010, are as follows:

	Fiscal Years Ended
	September 30, 2012 (Unaudited)	October 2, 2011 (Unaudited)
Total revenues	$6,107,400	$8,177,100
Net loss	(24,351,800)	(20,170,300)
Loss per share	$(0.20)	$(0.22)

Financing Agreement

On November 8, 2012, the Company entered into a letter agreement with William Blair & Company, LLC (“Blair”), under which the Company has engaged Blair to explore financing transactions in the form of a private placement in public equity (“Blair Financing Transaction”).  The term of the agreement is one year, providing that either party may terminate it at any time after January 8, 2013.

Under the terms of the Blair Financing Agreement, the Company has agreed to pay Blair an advisory fee in the amount of 10% of the first $10 million raised, 4% for the second $10 million raised, and 7% for amounts in excess of $20 million raised.  The Company will also reimburse Blair for any expenses reasonably incurred in connection with the financing transaction.

On November 20, 2012, the Company entered into a letter agreement with J.P. Turner & Company, LLC (“J.P. Turner”), under which the Company has engaged J.P. Turner as exclusive placement agent and financial advisor in connection with the sale of subordinated secured convertible promissory notes of the Company.  These notes are issued for the purpose of providing a bridge loan for working capital until the Company engages in the sale of a larger sale of securities with another broker dealer.  The term of the agreement is six months, unless terminated in writing by either party with no less than 30 calendar days of written notice.

Under the terms of the agreement with J.P. Turner, the Company has agreed to pay J.P. Turner an advisory fee of 13% of the gross proceeds received from the offering, as well as a non-refundable warrant to purchase up to 850,000 shares of common stock.  450,000 of these shares were payable upon signing of the agreement, and the remaining 400,000 shares will be paid in direct proportion to the capital raise as a percentage of $3 million.  The warrants shall vest immediately, have a term of 5 years from the date of issuance and have an exercise price not less than $0.08, but will not be exercisable for the 6 months following the date of issuance.  The Company will also reimburse J.P. Turner for any expenses reasonably incurred in connection with the financing transaction.

As of December 28, 2012, the Company has received no funds through either the Blair or J.P. Turner financing agreements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
ISC8 Inc.
Costa Mesa, California

We have audited the accompanying consolidated balance sheets of ISC8 Inc. and subsidiaries as of September 30, 2012 and October 2, 2011, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ISC8, Inc. and subsidiaries as of September 30, 2012 and October 2, 2011, and the results of their operations and their cash flows for the years then ended, in conformity with U. S. generally acceptedaccounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, as of September 30, 2012 the Company has negative working capital of $10.1 million and a stockholders’ deficit of $35.4 million. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/    Squar, Milner, Peterson, Miranda & Williamson, LLP

Newport Beach, California
December 28, 2012