Form 10-K/A
period 2012-09-30
ISC8 INC. /DE
filed 2013-01-28
CIK 357108

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
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
Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  [  ]    No  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  [  ]    No  [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X]    No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  [X]    No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [  ]   No   [X]

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

As of January 16, 2013, there were 142,370,507 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of ISC8 Inc. (the “Company”, “our” or “we”) for the year ended September 30, 2012, originally filed with the Securities and Exchange Commission (“SEC”) on December 28, 2012 (the “Original Filing”). The sole purpose of this Amendment is to include information previously omitted from Items 10, 11, 12, 13, and 14 of Part III of the Original Filing, in reliance on General Instruction G(3) to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after fiscal year end.

In addition, as required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

For purposes of this Amendment, and in accordance with Rule 12b-15 under the Exchange Act, Items 10 through 14 and the exhibit list of the Original Filing have been amended and restated in their entirety.

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Filing and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Filing.

ISC8 Inc.

ANNUAL REPORT ON FORM 10-K/A

-i-

PART III

Forward-Looking Statements

The following narrative of our compensation practices and related compensation information should be read in conjunction with the Summary Compensation Table and other tables included in this Amendment No. 1 on Form 10-K/A, as well as our financial statements and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. The following narrative includes statements of judgment and forward-looking statements that involve risks and uncertainties. These forward-looking statements are based on our current expectations, estimates and projections about our industry, our business, compensation, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “ estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words and include, but are not limited to, statements regarding projected performance and compensation. Actual results could differ significantly from those projected in the forward-looking statements as a result of certain factors, including, but not limited to, the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. We assume no obligation to update the forward-looking statements or such risk factors.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

          The Board of Directors and executive officers consist of the persons named in the table below.  Vacancies on the Board may only be filled by a majority vote of the Board, or at a stockholder's meeting at which stockholders holding a majority of the issued and outstanding shares of capital stock are present.  The directors are elected annually by the stockholders at the annual meeting.  Each director shall be elected for the term of one year, and until his or her successor is elected and qualified, or until earlier resignation or removal.  The bylaws provide for at least one director.  The directors and executive officers are as follows:

Name	Age	Director Since	Position
Seth Hamot (3)	51	2010	Chairman of the Board
John C. Carson	74	1982	Vice Chairman of the Board and Chief Strategist
Bill Joll	55	2010	Chief Executive Officer, President and Director
Edward J. Scollins (4)	38	2010	Interim Chief Financial Officer and former Director
Marc Dumont (1)	69	1994	Director
Jack Johnson (1)	65	2008	Director
Thomas M. Kelly (2)	71	2000	Director
Chester P. White (2)	48	2010	Director
Robert L. Wilson (2)	58	2011	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Corporate Governance Committee.
(4)	Mr. Scollins resigned from the Company’s Board on December 4, 2012 and now serves as the Company’s interim Chief Financial Officer and Treasurer.

Seth W. Hamot became a director and Chairman of the Board in December 2010. Mr. Hamot has served as the President and Managing Member of Roark, Rearden & Hamot Capital Management, LLC (“RRHCM”) since 1997 and was the owner of its corporate predecessor, Roark, Rearden & Hamot, Inc. RRHCM is the investment manager to Costa Brava Partnership III L.P. (“Costa Brava”), an investment fund whose principal business is to make investments in, buy, sell, hold, pledge and assign securities. Costa Brava made a significant investment in our securities in December 2010. Mr. Hamot is also President of Roark, Rearden & Hamot LLC, the general partner of Costa Brava. Prior to 1997, Mr. Hamot was one of the partners of the Actionvest entities. Mr. Hamot has served as a director (since February 2009) and Chairman of the Board (since February 2010) of Orange 21, Inc., a multibranded designer, developer, manufacturer and distributor of premium eyewear that utilizes high quality optical lens technology. Since August of 2012, Mr. Hamot has served as director of KIT Digital, a leading video and software services company.  Mr. Hamot previously served as a director and Chairman of the Board of TechTeam Global Inc., a global provider of outsourced information technology (“IT”) and business processing services, from February 2009 to December 2010, when TechTeam was sold to Stefanini IT Solutions. He also served as a director (since October 2006) and nonexecutive Chairman of the Board (since May 2007) of Bradley Pharmaceuticals, Inc., a specialty pharmaceutical company, until its merger with Phase Merger Sub Inc. in February 2008. Mr. Hamot also served as director of CCA Industries, Inc., a manufacturer of health aids, from July 2007 until December 2009. Mr. Hamot has a degree in Economics from Princeton University.

We believe Mr. Hamot’s qualifications to serve on our Board include his extensive business, investment and public company board experience as well as financial and corporate contacts.

John C. Carson is one of our cofounders and was a director from April 1982 through May 2002, and again from March 2003 to date. He became Chairman of the Board in August 2008 and resigned from that position in December 2010, becoming our Vice Chairman of the Board and Chief Strategist at that time. Mr. Carson served as our Chief Executive Officer from April 2005 until December 2010, our President from May 2002 until December 2010, our Chief Operating Officer from October 2001 through June 2006 and, prior to October 2001, as a Senior Vice President from April 1982 through May 2002. He was our Chief Technical Officer from February 1997 through February 2004. Mr. Carson has been awarded 15 patents for smart sensors, 3D packaging and signal processing architectures, including neural networks. Mr. Carson holds a B.S. degree in Philosophy and Physics from the Massachusetts Institute of Technology.

We believe Mr. Carson’s qualifications to serve on our Board include his extensive and relevant experience in our technologies and markets, as well as his historical understanding of our business.

Edward J. Scollins became a director in 2010 and served on the Board until his resignation in December 2012 when he was appointed our interim Chief Financial Officer and Treasurer. Mr. Scollins has been the Chief Financial Officer of Roark Rearden and Hamot Capital Management since 2005. Prior to joining Roark Rearden and Hamot Capital Management, he was the Director of Finance for Sankaty Advisors LLC (the fixed income affiliate of Bain Capital) from 2001 to 2005. Mr. Scollins began his career with Ernst and Young LLP in 1996, in their Boston audit practice. Mr. Scollins graduated from the University of Notre Dame with a Bachelors degree in Business Administration and received a Master’s degree in Finance from the Carroll School of Management at Boston College.

Bill Joll became a director and our Chief Executive Officer and President in December 2010. From October 2009 to June 2010, Mr. Joll was President of Velocitude, a mobile web services platform, until its acquisition by Akamai Technologies, Inc., a provider of cloudbased services for Web and mobile content and applications. From June 2010 through December 2010, Mr. Joll was involved with the integration of Velocitude into Akamai. From July 2008 through September 2009, Mr. Joll was an independent management consultant. From May 2006 through June 2008, Mr. Joll served as the President and Chief Executive Officer of On2 Technologies, a company focused on advanced video compression. From May 2005 to February 2006, Mr. Joll served as Vice President of Marketing for RealNetworks, a company focused on management and sharing of digital media. From October 2002 to May 2005, Mr. Joll was President and Chief Executive Officer of Threshold Networks, a company focused on enterprise application management. Mr. Joll holds BSEE and MScEE degrees from the University of Manitoba.

We believe Mr. Joll’s qualifications to serve on our Board include his senior management experience with a number of technology based enterprises, as well as his technical expertise related to our future markets of interest.

Marc Dumont has been a director since April 1994. Mr. Dumont has been a director of Finterbank Zurich since 1990 and Chairman of Sanderling Ventures, Ltd., a European affiliate of a U.S. venture capital firm, since 1996. In those roles and as an independent consultant, he consults and advises international clients in Europe and Asia, as well as the United States on business and financial transactions. Additionally, Mr. Dumont owns and operates the Chateau de Messey Wineries in Meursault, France. From January 1981 to March 1995, Mr. Dumont was President of PSA International S.A., the international treasury management company owned by PSA Peugeot Citroen, an automotive company. Mr. Dumont is a graduate of the University of Louvain, Belgium with degrees in Electrical Engineering and Applied Economics and holds an MBA degree from the University of Chicago.

We believe Mr. Dumont’s qualifications to serve on our Board include his financial experience and his historical understanding of our business.

Jack Johnson has been a director since July 2008. Mr. Johnson currently serves as the Director of Contracts for Macrolink Inc., a B/E Aerospace company, since March 2011, and has been an independent management consultant since March 2007. Prior to that time, Mr. Johnson served in various executive and managerial capacities with Iteris, Inc., a designer and manufacturer of intelligent vision systems, and its former parent, Odetics, Inc. Mr. Johnson was President, Chief Executive Officer and a director of Iteris from October 2004, when Iteris merged with Odetics, until March 2007. From December 1999 to October 2004, Mr. Johnson served as President, Chief Executive Officer and a director of Iteris, when it was a majority owned subsidiary of Odetics. Previous positions included General Manager of the ITS division of Odetics, Vice President and General Manager of Odetics’ Omutec division, Director of Contracts for the Space division of Odetics, the Controller of Infodetics, a former subsidiary of Odetics, and Controller of Odetics. Prior to joining Odetics, Mr. Johnson served as a certified public accountant with Peat Marwick Mitchell. Mr. Johnson has a Bachelors degree in Accounting from Northern Illinois University.

We believe Mr. Johnson’s qualifications to serve on our Board include his experience as both a senior executive and director of high technology companies, as well as his accounting background.

Thomas M. Kelly has been a director since October 2000. Dr. Kelly was also a director of our former subsidiary, Silicon Film, from its organization in August 1998 until October 2001. From 1968 until his retirement in early 1998, Dr. Kelly held various positions with Eastman Kodak Company, a photographic products and services company. Immediately prior to his retirement, he served as a Director of Kodak’s Digital Products Center, and General Manager of Digital Camera Products. Dr. Kelly holds a Ph.D. in Physics from Wayne State University and a B.S. degree in Physics from LeMoyne College.

We believe Dr. Kelly’s qualifications to serve on our Board include his technology and management experience with Eastman Kodak Company and his historical understanding of our business.

Chester P. White became a director in December 2010. He is the Managing Partner of Griffin Partners, LLC and The Griffin Fund (“Griffin”), which he founded in April 2008. Mr. White served as a Managing Director of Technology Investment Banking at MCF & Company, an investment banking firm, from October 2002 to March 2008. Prior to this period, Mr. White held a number of executive positions with various investment banking firms, culminating with a position as Senior Vice President of Emerging Technology Equity Research at Wells Fargo Investment. In his career, Mr. White has focused on investing in and advising small capitalization technology companies and identifying and directing institutional capital towards many emerging technology investments. Mr. White received a B.S. degree in Finance from the University of Maryland and an MBA degree from the University of Southern California.

We believe Mr. Whites’ qualifications to serve on our Board include his extensive emerging technology advisory and investment experience, and strong financial background.

Robert L. Wilson became a director in June 2011. Mr. Wilson is a limited partner of The Griffin Fund. From December 2010 to June 2011, Mr. Wilson was Vice President and General Manager of Converged Experiences for Motorola Mobility, Inc., a mobile devices and services unit of Motorola, Inc. that split into a separate publicly traded company in January 2011. From July 2007 to December 2010, Mr. Wilson was Vice President and General Manager of Video Infrastructure Solutions, Broadband Home Solutions for Motorola, Inc., a supplier of complete video infrastructure solutions to cable, satellite, telecommunications and programmer service providers. From April 2004 until its acquisition by Motorola in June 2007, he served as Chairman and CEO of Modulus Video Inc., a provider of video encoding systems. From May 1997 to March 2004, Mr. Wilson was President of Broadcast Video Solutions for Pinnacle Systems Inc., a global video solutions company. Mr. Wilson holds a Bachelor of Science degree in Economics from the Wharton School, University of Pennsylvania.

We believe Mr. Wilson’s qualifications to serve on our Board include his senior executive experience with technology based companies, including those for which cyber security is an emerging requirement.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any director during the past ten years.  There are no family relationships between any of our directors, executive officers or other key personnel and any other of our directors, executive officers or other key personnel.

Compliance with Section 16(a)

Section 16(a) of the Exchange Act requires our officers and directors and persons who own more than ten percent of a class of our equity securities registered under the Exchange Act, to file with the SEC reports of ownership and changes in ownership of our Common Stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely on a review of these forms, we believe that each of our executive officers, directors and holders of ten percent or more of our Common Stock timely filed all reports required to be filed pursuant to Section 16(a) of the Exchange Act during the year ended September 30, 2012.

Code of Ethics and Business Conduct

We have adopted a code of ethics and conduct that applies to all of our employees including our principal executive officer, our principal financial and accounting officer, and all members of our finance department performing similar functions. The full text of our code of ethics and conduct is posted on our web site at http://www.isc8.com under the Investors/Regulatory Filings section. We intend to disclose future amendments to certain provisions of our code of ethics and conduct, or waivers of such provisions, applicable to our directors and executive officers, at the same location on our web site identified above.

Committees of the Board of Directors

The Board has an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee each of which has the composition and responsibilities described below.

Audit Committee.

The Audit Committee reviews, acts on and reports to the Board with respect to various auditing and accounting matters, including the selection of our independent auditors, the scope of the annual audits, preapproval of any nonaudit services to be performed by and all fees to be paid to our independent auditors, the performance of our accountants, our accounting practices and internal accounting controls. The Audit Committee is responsible for establishing, and has established, procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters, and for the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters. In addition, all related person transactions are reviewed and approved by the Audit Committee. During the year ended September 30, 2012, the Audit Committee consisted of three directors, Mr. Johnson, who has served as its Chairman since his election to the Board in July 2008, Mr. Dumont and Mr. Scollins.  Mr. Scollins resigned from the Audit Committee on December 4, 2012 and now serves as our interim Chief Financial Officer and Treasurer.

The Board has determined that Messrs. Dumont and Johnson are “independent” as that term is defined under the NASDAQ listing standards and under the rules established by the SEC. Each member of the Audit Committee can read and has an understanding of fundamental financial statements. Mr. Johnson, the Audit Committee’s Chairman, has been designated by the Board as the Audit Committee’s financial expert as that term is described in Item 407(d)(5) of Regulation SK. We believe that the composition of our Audit Committee meets the criteria for independence under, and the functioning of our Audit Committee complies with the applicable requirements of, the Sarbanes-Oxley Act of 2002 and the current rules and regulations of the SEC.

Compensation Committee.

This Committee reviews and approves our general compensation policies, makes recommendations to the Board as to the salaries of our officers and executive bonuses and makes or recommends to the Board the award of stock options and restricted stock grants to employees, officers and directors. During the year ended September 30, 2012, the Compensation Committee consisted of three directors, Mr. White, who serves as its Chairman, Dr. Kelly and Mr. Wilson. The Board has determined that Dr. Kelly and Mr. Wilson are “independent” as defined under the NASDAQ listing standards and under the rules established by the SEC. We believe that the composition of our Compensation Committee meets the criteria for independence under, and the functioning of our Compensation Committee complies with the applicable requirements of, the Sarbanes-Oxley Act of 2002 and the current rules and regulations of the SEC.

Nominating and Corporate Governance Committee.

The Nominating and Corporate Governance Committee identifies, screens and reviews potential directors and makes recommendations to the Board for management nominees for election to the Board at each annual meeting of stockholders and candidates to fill any vacancies on the Board. All director nominees are either selected or recommended for the Board’s selection by this Committee. This Committee also reviews and recommends our policies and procedures regarding corporate ethics and other corporate governance matters. During the year ended September 30, 2012, the Nominating and Corporate Governance Committee consisted of Mr. Hamot, who serves as its Chairman and Mr. Scollins. We believe that the members of our Nominating and Corporate Governance Committee are "independent" as defined under the NASDAQ listing standards.  Mr. Scollins resigned from the Nominating and Corporate Governance Committee on December 4, 2012 and now serves as our interim Chief Financial Officer and Treasurer.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation paid to the Company’s Chief Executive Officer, and the Company’s two most highly compensated executive officers other than its chief executive officer, who were serving as executive officers as of September 30, 2012 and whose annual compensation exceeded $100,000 during such year (collectively the “Named Executive Officers”):

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (2)	All Other Compensation ($) (3)	Total ($)
Bill Joll	2012	303,461	—	—	—	—	—	25,772	329,233
Chief Executive Officer and Director (1)	2011	225,000	50,000	—	411,565	—	—	28,562	715,127

John C. Carson	2012	302,500	683	—	—	—	—	26,954	330,137
Vice Chairman and Chief Strategist (4)	2011	303,683	—	—	90,040	—	—	31,034	424,757

Dan Regalado	2012	180,696	—	—	—	—	—	18,056	198,752
Former Chief Financial Officer, Senior Vice President of Finance and Treasurer (5)	2011	13,154	—	—	4,471	—	—	—	17,625

(1)	Mr. Joll became our principal executive officer in December 2010.
(2)
Nonqualified Deferred Compensation in our plan is derived from a market-based security, our Common Stock, and as such, does not contribute above-market earnings to the accounts of the named individuals.

(3)	Amounts in this column include the value of shares contributed to the named individual’s account in the Employee Stock Bonus Plan. See “Employee Stock Bonus Plan”.
(4)
Mr. Carson also served as the Chief Executive Officer and President of the Company until the completion of the December 2010 financing, as described below in Item 13, “Certain Relationships and Related Person Transactions”.

(5)	Mr. Regalado resigned from his positions with the Company after the end of the year ended September 30, 2012, on December 4, 2012.

Narrative Discussion of Philosophy and Principal Elements of Executive Compensation

The primary goal of the executive compensation program is to provide meaningful incentives that motivate our executive officers to achieve revenue growth, profitability and deliver stockholder value. To achieve these goals, the Compensation Committee has designed the executive compensation program to (i) pay for performance; and (ii) deliver rewards in ways that encourage executive officers to think and act in both the near- and long-term interests of our stockholders.

A summary of the primary elements of our executive compensation program, further discussed below, are as follows:

Near-Term Compensation, Paid in Cash.

Our executive compensation program is designed to encourage executive officers to pursue strategies that serve the interests of the Company and stockholders, and not to promote excessive risk-taking by our executive officers.

Element	Purpose	Strategy	Terms
Base Salary	Basic, least variable form of compensation.	Pay at market median or above in order to attract qualified talent.	Paid bi-weekly.

Discretionary Performance Bonus	To motivate executive officers and reward them according to our relative and absolute performance, and the executive officer’s individual performance.
Bonus is set to bring total cash compensation (base salary and bonus) to an appropriate level.  The appropriate level for total cash compensation is determined primarily on our annual performance, based on certain operating results. These factors have been chosen to reflect our near-term financial performance as well as our progress in building long-term stockholder value.
Determined annually by the Compensation Committee and paid in cash or a combination of cash and equity.

Long-Term Compensation, Awarded in Equity.

Element	Purpose	Strategy	Terms
Non-qualified or Incentive Stock Options and Restricted Stock Units	Alignment with stockholders; long-term focus; retention, particularly with respect to restricted stock units.	We grant a combination of non-qualified stock options and restricted stock units, generally targeted at the median level of equity compensation awarded to executive officers.	The terms and conditions of stock options and restricted stock units are discussed throughout this Annual Report.

Total Compensation.

Before finalizing the compensation of the executive officers, the Compensation Committee reviews all elements of compensation. The information includes total cash compensation (salary and projected bonus) and the grant date fair value of equity compensation. This review enables the Compensation Committee to determine how various compensation elements relate to one another and what impact its decisions would have on the total earnings opportunity of the executive officers. In assessing the information, the Compensation Committee does not target a specific level of total compensation or use a formula to allocate compensation among the various elements. Instead, it uses its judgment in assessing whether the total is consistent with the objectives of the executive compensation program. Based on this review, the Compensation Committee determines the appropriate level of executive compensation.

Base Salary.

Our Compensation Committee reviews all Named Executive Officer base salaries annually. Each of our Named Executive Officers undergoes an annual performance review with our Chief Executive Officer, and during that review develops an individual performance plan for the upcoming year. In reviewing past performance, the Chief Executive Officer and the Named Executive Officer will compare actual performance during the review year to the objectives set at the beginning of the year, taking into account other factors that may not have been anticipated when the objectives were first set. In setting objectives for the upcoming year, the Chief Executive Officer and the Named Executive Officer will typically consider not only corporate objectives, but also the Named Executive Officer’s short- and long-term career objectives.

Following this review for the year ended September 30, 2012 ("Fiscal 2012") and the year ended October 2, 2011 ("Fiscal 2011"), there were no adjustments to the base salaries of the Named Executive Officers. In addition, the base salaries for Messrs. Joll, Carson, Regalado were governed by the terms of their employment agreements.

Discretionary Bonus.

The Compensation Committee has the discretion under extraordinary circumstances to award bonuses to Named Executive Officers based, in part, upon the recommendation of the Chief Executive Officer. The Chief Executive Officer did not recommend any discretionary bonuses to Named Executive Officers and none were awarded for Fiscal 2012 or Fiscal 2011.

Annual Incentive Awards Plan.

During Fiscal 2012 and Fiscal 2011, the Compensation Committee awarded 2012 and 2011 incentive compensation for executive officers based on its assessment of 2012 and 2011 performance and to more closely align executive compensation with our annual operating plan as measured by financial results. The Compensation Committee determines incentive targets for each Named Executive Officer after considering the recommendation of our Chief Executive Officer. Annual incentive plan awards are designed to reward personal contributions to our success. The thresholds for executive officers to earn incentive awards for Fiscal 2012 and Fiscal 2011 were set at attaining target revenues or sales orders of the respective business unit for which the Named Executive Officer was responsible and, for the Chief Executive Officer and Chief Financial Officer, at attaining specified financing targets for the Company. Achievement of the threshold award level was to result in 100% of the target incentive award associated with each metric for each Named Executive Officer, with incentive awards increasing linearly as achievement exceeded threshold levels up to 150% of the target incentive awards being earned at 150% achievement of performance targets. For exceptional achievement above 150% of target, incentive awards were to be based on specified metrics for each Named Executive Officer and were to be paid in stock.

For exceptional achievement in Fiscal 2012 and Fiscal 2011, performance-measured incentive award targets for Named Executive Officers were established, with payments to be made through a combination of stock awards and cash. Since both potential stock and cash awards for Fisal 2012 and Fiscal 2011 were based on performance measurements within a twelve-month period, any such awards would not be considered long-term incentive awards as discussed below, even though a portion of such stock awards may not have become fully vested upon grant.

No Named Executive Officer was paid an incentive award for Fiscal 2012 or Fiscal 2011. Mr. Joll waived potential incentive awards for Fiscal 2012 and Fiscal 2011. Additionally, Mr. Joll received his 2010 sign-on bonus of $50,000 in Fiscal 2011.

Long-Term Equity-Based Incentive Awards.

The goal of our long-term, equity-based incentive awards is to serve as a long-term staff retention vehicle by aligning the interests of executive officers with stockholders and providing each executive officer with a significant incentive to manage our business from the perspective of an owner with an equity stake. The Compensation Committee administers our equity-based incentive plans for executive officers and determines the size of long-term, equity-based incentives according to each executive’s corporate position, and sets a level it considers appropriate to create a meaningful opportunity for stock ownership. In addition, the Compensation Committee takes into account an individual’s recent performance and his or her potential for future responsibility and promotion. Our Chief Executive Officer historically has made recommendations to our Board and Compensation Committee regarding the amount of stock, stock options and other compensation to grant to our other Named Executive Officers based upon his assessment of their performance, and may continue to do so in the future. Our executive officers, however, do not make any determinations as to when grants are made of stock or stock options. We do not require a minimum stock ownership by our executive officers.

We presently have our 2006 Omnibus Incentive Plan (the “2006 Plan”), approved by stockholders in June 2006, our 2010 Non-Qualified Stock Option Plan (the “2010 Plan”) and our 2011 Omnibus Incentive Plan (the “2011 Plan”), approved by stockholders in March 2011, in effect to implement long-term equity-based incentive awards.  Under the 2006 Plan and the 2011 Plan, we have the ability to grant different forms of equity compensation, including stock options (including both incentive and non-qualified stock options), stock appreciation rights, non-vested stock and non-vested stock units, performance awards and other stock grants. Under the 2010 Plan, we may only grant non-incentive stock options to eligible officers, directors and employees, consultants and advisors who qualify as “accredited investors” within the meaning of Rule 501 under the Securities Act of 1933, as amended.  In Fiscal 2012 and Fiscal 2011, the maximum permissible number of option grants were made to various officers and directors under the 2010 Plan, and no further grants may presently be made under that Plan. Of the various mechanisms available, we have historically focused on the use of stock options or grants of restricted stock as equity compensation for our employees, depending on our financial circumstances and then current employee perceptions as to the incentive value of such instruments. We believe both types of instruments can provide long-term incentives that are commensurate with total stockholder return and employee retention.

Stock Options.

 In Fiscal 2011, we made stock option grants to substantially all employees, including Named Executive Officers, in recognition of extraordinary demands placed upon our employees by our financial circumstances and a reorganization of our operations. For the year ended September 30, 2012, we made stock option grants primarily to new employees who joined the Company.  The compensation amounts shown for stock options in the Summary Compensation Table are calculated in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718, Stock Compensation (formerly, FASB Statement 123R) (“ASC 718”) and represent the amount of compensation earned during Fiscal 2012 and Fiscal 2011 that is reflected in our financial statements. Actual compensation earned from stock options can be higher or lower than the compensation expense recognized for purposes of ASC 718.

The stock options we granted in Fiscal 2011 to Messrs. Joll, Carson and Regalado amounted to options to purchase 16,000,000, 9,000,000 and 3,000,000 shares of our Common Stock, respectively, or an aggregate of approximately 19.6% of our presently outstanding Common Stock. Of these grants, options to purchase 5,000,000,  and 4,000,000 shares of our Common Stock were granted to Messrs. Joll and Carson, respectively, on December 24, 2010, pursuant to action taken by our Board effective that date, under terms of our 2010 Plan. Material terms of the stock options granted to these named executive officers on December 24, 2010 included: (a) exercise price of $0.09 per share, which was the fair market value of our Common Stock on the grant date; and (b) ten year term. Of the options granted to Mr. Joll on December 24, 2010, options to purchase 2,000,000 shares of our Common Stock were immediately vested, with the balance vesting in 36 equal monthly installments thereafter. Of the options granted to Mr. Carson on December 24, 2010, grants to purchase 2,000,000 shares of our Common Stock were to vest on the earlier of (the “Initial Vesting Date”): (a) July 10, 2012 or (b) the satisfaction or waiver of the compensation restrictions set forth in that certain Secured Promissory Note dated April 14, 2010 by and between us and Timothy Looney (the “Looney Note”), with the balance vesting in 24 equal monthly installments after the Initial Vesting Date. On December 14, 2011, the Looney Note was repaid in full, and the Initial Vesting Date of the options granted to Mr. Carson was set to be December 15, 2011.

In addition, on March 10, 2011, options to purchase 10,000,000 shares of our Common Stock  and 5,000,000 shares of our Common Stock were granted to Messrs. Joll and Carson, pursuant to action taken by our Compensation Committee effective that date. Material terms of the stock options granted to these named executive officers on March 10, 2011 included: (a) exercise price of $0.15 per share, which was the fair market value of our Common Stock on the grant date; and (b) ten year term. Of the options granted to Mr. Joll on March 10, 2011, options to purchase 1,000,000 shares of our Common Stock were immediately vested, with the balance vesting in 36 equal monthly installments thereafter. Of the options granted to Mr. Carson on March 10, 2011, options to purchase 1,000,000 shares of our Common Stock were to vest on the Initial Vesting Date, which as discussed above, has now been set to December 15, 2011, with the balance vesting in 24 equal monthly installments thereafter. On June 15, 2011, an option grant was made to Mr. Joll, pursuant to action taken by our Compensation Committee effective that date, in final satisfaction of his employment agreement, of options to purchase 1,000,000 shares of our Common Stock, with material terms including: (a) exercise price of $0.11 per share, which was the fair market value of our Common Stock on the grant date; (b) ten year term; and (c) options to purchase 100,000 shares of our Common Stock vesting immediately, with the balance vesting in 36 equal monthly installments thereafter.

Grants of stock or stock options provided to executive officers are typically granted pursuant to action by the Compensation Committee of our Board either by unanimous written consent or at a duly constituted meeting of the Compensation Committee in person on the same day as a regularly scheduled meeting of the Board, in conjunction with ongoing review of each executive officer’s individual performance, unless the executive officer is a new hire or other individual performance considerations are brought to the attention of our Compensation Committee during the course of the year. Such a Compensation Committee meeting is usually scheduled well in advance, without regard to earnings or other major announcements by us. We intend to continue this practice of generally approving stock-based awards concurrently with regularly scheduled meetings, unless earlier approval is required for new hires, new performance considerations or retention purposes. In accordance with our 2006 Plan, our 2010 Plan and our 2011 Plan, the exercise price of all stock options must be at least equal to or greater than the closing price of our Common Stock on the date of the stock option grants.

Outstanding equity awards held by named executive officers at the year ended September 30, 2012, are shown in the following table:

Outstanding Equity Awards at Year Ended September 30, 2012

		Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Bill Joll	3,750,000	1,250,000		0.09	12/24/2020	—	—	—	—
Chief Executive Officer and President	475,000	525,000		0.11	6/15/2021	—	—	—	—
	5,500,000	4,500,000		0.15	3/10/2021	—	—	—	—

John C. Carson Chief Strategist	2,750,000	1,250,000		0.09	12/24/2020	—	—	—	—

	2,500,000	2,500,000		0.15	3/10/2021	—	—	—	—
	40,000	-		0.16	12/24/2020	—	—	—	—
	60,000	-		13.00	3/5/2018	—	—	—	—
	3,500	-		26.40	9/20/2015	—	—	—	—
	1,500	-		36.20	3/20/14	—	—	—	—
Dan Regalado (1) Former Chief Financial Officer, Senior Vice President of Finance, and Treasurer	1,166,662	1,833,338		0.10	9/30/2021	—	—	—	—

(1)	Mr. Regalado resigned from the Company on December 4, 2012.

Non-Qualified Deferred Compensation Plan.

We maintain a deferred compensation plan (the “Non-Qualified Deferred Compensation Plan”), for certain key employees with long-term service with us, including three executive officers and other non-executive employees. This plan was established to recognize long-term service and to motivate such employees to continue their employment with us. Annual contributions are made at the discretion of our Board. All contributions under this plan are in the form of our Common Stock and are made to a Rabbi Trust under such plan to be held for the benefit of the deferred compensation plan participants. The Board has historically contributed 10,000 shares of Common Stock to the deferred compensation plan each fiscal year so long as such contribution does not exceed approximately $262,000 in value, but the Board did not make such a contribution for Fiscal 2012 or Fiscal 2011, and there is no assurance that this practice will be continued in the future. Participants’ potential distributions from the Rabbi Trust represent unsecured claims against us. The Rabbi Trust was established by us and is subject to creditors’ claims. Shares in this plan are fully vested and may be distributed to each plan beneficiary when they retire or terminate from service with us. The valuation of the shares of Common Stock held by the Rabbi Trust for the benefit of Mr. Carson increased by $576 during Fiscal 2012 and decreased by $501 during Fiscal 2011.

ISC8 Inc. 401(k) and Stock Bonus Plan

 Our employees participate in the ISC8 Inc. 401(k) and Stock Bonus Plan (the "ESBP" or our "Employee Stock Bonus Plan"), a tax-qualified retirement plan established in fiscal 1982 and funded annually with stock contributions to encourage employee retention and align employee interests with those of outside stockholders. Employees are enrolled in the ESBP as of the day following the date on which the employee completes at least one hour of work. In order to share in our contribution to the ESBP in any fiscal year of the ESBP (the "Plan Year"), an employee must have worked a minimum of 1,000 hours during the Plan Year, and be employed by us at the end of the Plan Year. To date, the ESBP has been funded only with previously unissued shares of our Common and Preferred Stock; thus, we have not contributed any cash to the ESBP. The ESBP’s assets are allocated annually to the participating employees’ accounts in the respective ratios that each participating employee’s compensation for that year bears to the total compensation of participating employees. An employee’s participation in the ESBP terminates on his retirement, disability or death, at which time the employee will receive that portion of his or her account that has vested. In the year ended September 30, 2012, an employee’s account vested at a rate of 20% per year and was 100% vested after five years of employment or upon attaining age 65, whichever comes first. Participants are allowed to diversify contributions made in shares of our Common Stock into other investment options after having attained three years of service. There are no special vesting rates for executives. All executive officers named in the Summary Compensation Table participate in the ESBP.

During Fiscal 2012, we anticipated contributing 6,000,000 shares of Common Stock to the ESBP with an estimated valued of $600,000.  The contribution was made in fiscal year 2013.  During Fiscal 2011, we contributed 2,673,796 shares of Common Stock to the ESBP valued at $750,000 as of the date of contribution. Historically, we have contributed approximately 10% of gross annual payroll to the ESBP, but there is no assurance that we will continue this practice in the future. The value of contributions to the accounts of the Named Executive Officers for Fiscal 2012 and Fiscal 2011 have been included in All Other Compensation in the Summary Compensation Table based on valuation at September 30, 2012 and October 2, 2011, the last dates of the respective fiscal years, the effective dates when allocations were made to participant accounts.

Perquisites.

Our executives are entitled to the same perquisites as all employees and do not receive additional perquisites because they hold executive positions, except as described below. Our executive officers all participate in our ESBP, a tax-qualified retirement plan made available to all full-time employees. In addition, one of our executive officers, Mr. Carson, is a long-term employee who participates in the Non-Qualified Deferred Compensation Plan, but the Board did not authorize any contributions to this Plan in Fiscal 2012 or Fiscal 2011. Our health and life insurance plans are the same for all employees. We typically offer reimbursement to newly hired executive officers for relocation costs.

Post-Employment Compensation

We do not provide post-retirement health coverage for our executives or employees, except as may be specified in employment agreements. However, we have previously provided post-employment compensation payments to one retired executive and had the obligation to do so for one current executive upon his retirement until such executive voluntarily waived his entitlements to such future payments in September 2009. In addition, one of our executive officers participates in a non-qualified deferred compensation plan, as described above. Further, all full time employees, including our executives, are eligible to participate in our tax-qualified retirement plan.

Executive Salary Continuation Program.

We adopted an Executive Salary Continuation Program (the “ESCP”) in 1996 to provide retirement benefits to certain executive officers, of which Mr. Carson is still employed by us and was eligible for benefits pursuant to the ESCP upon retirement until Mr. Carson voluntarily waived his entitlements for all benefits pursuant to the ESCP in September 2009. On December 26, 2007, the ESCP was amended and restated to comply with technical final implementation regulations of Section 409A of the Internal Revenue Code. The ESCP is intended to be a “top-hat” plan (i.e., an unfunded deferred compensation plan maintained for a select group of management or highly compensated employees) under Section 201(2), 301(a)(3), and 401(a)(1) of the Employee Retirement Income Security Act of 1974, as amended. The ESCP pays out benefits upon retirement based upon a combination of the executive’s age and years of service with us. Upon retirement, ESCP participants are entitled to receive benefits for the remainder of their lifetime, however, neither a surviving spouse nor any other beneficiary of the participant is entitled to receive benefits upon the participant’s death, whether or not such occurs prior to commencing benefits or after benefits have been paid. The ESCP currently provides lifetime post-retirement deferred compensation to two of our retired executives aggregating $184,700 per annum. Based upon his age and years of service, Mr. Carson was also eligible for lifetime post-retirement deferred compensation upon his separation from service with us prior to his voluntary waiver of such entitlements in September 2009. No current employee has any retirement benefits under the ESCP.

Employment Contracts, Termination of Employment and Change-In-Control Agreements

Employment Contracts.

We have employment contracts with our current named principal executive officer, Mr. Bill Joll and our two other highest paid Named Executive Officers as of September 30, 2012, Messrs. Carson and Regalado.

Under the employment agreement with Mr. Joll (the “Joll Employment Agreement”), Mr. Joll receives an initial base salary of $300,000 per year and a bonus of $50,000 upon the effectiveness date of the Joll Employment Agreement, and will be eligible to receive discretionary bonuses from time to time targeted at 50% of base salary each year based on performance goals established from time to time by the Compensation Committee. The Joll Employment Agreement also provided that Mr. Joll would be granted (i) a ten year stock option to purchase 5,000,000 shares of Common Stock, of which 2,000,000 of the shares subject to such option would be immediately vested upon the grant date, and the balance of which would vest in 36 equal monthly installments thereafter; and (ii) within 60 days after our 2011 stockholder meeting, an additional ten year stock option to purchase that number of shares of Common Stock equal to the greater of (1) 10,000,000 shares or (2) five percent (5%) of the total of (A) the Common Stock then outstanding, (B) the Common Stock issuable upon conversion of all of our outstanding Preferred Stock and other convertible securities, and (C) the Common Stock issuable upon exercise of all options and warrants then outstanding, of which 1,000,000 of the shares subject to such option would be immediately vested upon the grant date, and the balance of which would vest in 36 equal monthly installments thereafter. As discussed above under Long-Term Equity-Based Incentive Awards, Mr. Joll has been awarded an option to purchase an aggregate of 16,000,000 shares of our Common Stock pursuant to the terms of the Joll Employment Agreement. The options described above will be subject to the terms of our equity incentive plan then in effect, except that such options will remain outstanding until the earlier of (i) five years following Mr. Joll’s termination without cause (as defined in the Joll Employment Agreement) or a termination upon Mr. Joll’s death or permanent disability, or (ii) the respective termination date of such option, provided that no further vesting will occur after the termination of Mr. Joll’s service (as defined in our equity incentive plan then in effect) with us. In the event Mr. Joll’s employment is terminated due to death, all stock options will become fully vested and a pro rated bonus will be paid to the extent we ultimately achieve any corporate goals or milestones for such payment. In the event Mr. Joll’s employment is terminated due to disability (as defined in the Joll Employment Agreement), all stock options will vest in full and be exercisable for five years following termination of employment, Mr. Joll will receive a continuation of base salary until Mr. Joll is eligible for short-term disability payments under our group disability policies, but not exceeding 90 days, and Mr. Joll will receive a pro rated bonus to the extent we ultimately achieve any corporate goals or milestones for such payment. In the event Mr. Joll’s employment is terminated without cause (as defined in the Joll Employment Agreement) or due to resignation for good reason (as defined in the Joll Employment Agreement), Mr. Joll will be entitled to receive: (1) salary continuation payments for 24 months; (2) a pro rated bonus to the extent we ultimately achieve any corporate goals or milestones for such payment; (3) full vesting of stock options and such stock options will be exercisable for five years following termination of employment; and (4) COBRA benefits on an after-tax basis for twelve months if Mr. Joll elects COBRA coverage. The term of the Joll Employment Agreement is the lesser of five years and the termination of Mr. Joll’s employment and the agreement will automatically renew for successive terms of two years unless certain prior notice is given.

Under the employment agreement with Mr. Carson (the “Carson Employment Agreement”), Mr. Carson will receive an initial base salary of $300,000 per year and be eligible to receive discretionary bonuses from time to time targeted at 50% of base salary each year (subject to the compensation restrictions set forth in the Looney Note, as previously described under Stock Options, above) based on performance goals established from time to time by the Compensation Committee. The Carson Employment Agreement also provides that Mr. Carson will be granted (i) a ten year stock option to purchase 4,000,000 shares of Common Stock, of which 2,000,000 of the shares subject to such option will be vested upon the earlier of (the “Initial Vesting Date”) (A) July 10, 2012, or (B) the satisfaction or waiver of the compensation restrictions set forth in the Looney Note, and the balance of which will vest in 24 equal monthly installments after the Initial Vesting Date, subject to the terms of the 2010 Plan and related form of stock option agreement thereunder; and (ii) provided that stockholders approve an increase in our authorized capital stock and approve a new stock incentive plan (the “Qualified Plan”), an additional ten year stock option to purchase 5,000,000 shares of Common Stock, of which 1,000,000 of the shares subject to such option will be vested upon the earlier of (the “Top-Off Initial Vesting Date”) (i) July 10, 2012, or (ii) the satisfaction or waiver of the compensation restrictions set forth in the Looney Note, and the balance of which will vest in 24 equal monthly installments after the Top-Off Initial Vesting Date, subject to the terms of the our Qualified Plan and related form of stock option agreement thereunder including our standard retirement provisions under such plans. As discussed above under Long-Term Equity-Based Incentive Awards, Mr. Carson has been awarded an aggregate of options to purchase 9,000,000 shares of our Common Stock pursuant to the terms of the Carson Employment Agreement, and both the Initial Vesting Date and Top-Off Initial Vesting Date were set to December 15, 2011. In the event Mr. Carson’s employment is terminated due to death, the stock options described above will become fully vested and a pro rated bonus will be paid to the extent we ultimately achieve any corporate goals or milestones for such payment. In the event Mr. Carson’s employment is terminated due to disability (as defined in the Carson Employment Agreement), the stock options described above will vest in accordance with the terms of the applicable stock option agreement, Mr. Carson will receive a continuation of base salary until Mr. Carson is eligible for short-term disability payments under our group disability policies, but not exceeding 90 days, and Mr. Carson will receive a pro rated bonus to the extent we ultimately achieve any corporate goals or milestones for such payment. In the event Mr. Carson’s employment is terminated without cause (as defined in the Carson Employment Agreement) or due to resignation for good reason (as defined in the Carson Employment Agreement), Mr. Carson will be entitled to receive: (1) salary continuation payments for 24 months; (2) a pro rated bonus to the extent we ultimately achieve any corporate goals or milestones for such payment; (3) the right to retire in lieu of being terminated without cause; and (4) COBRA benefits on an after-tax basis for twelve months if Mr. Carson elects COBRA coverage. The term of the Carson Employment Agreement is the lesser of four years and the termination of Mr. Carson’s employment and the agreement will automatically renew for successive terms of two years unless certain prior notice is given.

Under the Company's employment agreement with Mr. Regalado (the "Regalado Employment Agreement"), Mr. Regalado received an annualized base salary of $180,000 per year, which was payable in accordance with the Company’s standard payroll schedule, less all applicable payroll withholding and deductions.  Mr. Regalado was eligible for an aggregate discretionary bonus per year of up to 50% of his base salary for the 2012 fiscal year.  Mr. Regalado also received an option to purchase up to 3,000,000 shares of the Company’s Common Stock pursuant to the 2011 Plan. The grant date and option exercise price for these options were September 30, 2011 and $0.10, respectively.  The options vested over a three-year period in equal monthly installments until December 2012, when Mr. Regalado resigned.

Termination of Employment, Change-in-Control.

We do not have any existing arrangements providing for payments or benefits in connection with the resignation, severance, retirement or other termination of any of our named executive officers, changes in their compensation or a change in control except as set forth in their respective employment agreements and as set forth below.

Nonvested grants of stock options, restricted stock or other equity-related securities under our 2006 Plan, 2010 Plan and 2011 Plan and our prior option plans generally provide for accelerated vesting of such grants immediately prior to the effective date of a change in control, unless the obligations of the non-vested securities are assumed by the successor corporation or its parent, or the value of such non-vested securities are replaced by a cash incentive program of the successor corporation or its parent that provides for the realization of such value no later than the original vesting date of the replaced non-vested securities. Non-vested grants of stock options, restricted stock or other equity-related securities under our 2006 Plan, 2010 Plan and 2011 Plan also become fully vested in the event of Ordinary Retirement, which is defined to be retirement on or after the date at which the sum of the retiree’s age and number of years of employment with us exceeds eighty-five years for employees or, if the holder of the non-vested security is a non-employee director, when the number of years of service to us exceeds five years. Of our existing Named Executive Officers, only Mr. Carson met the criteria for Ordinary Retirement as of September 30, 2012. Of our current non-employee directors, Mr. Dumont and Dr. Kelly meet the criteria for Ordinary Retirement. The 2006 Plan and 2011 Plan also permit the Compensation Committee or the Board to make future non-vested grants of options or restricted stock to executive officers and directors that vest upon such executive officers’ and directors’ termination from service with us under other conditions.

As discussed above, all of our full-time employees, including all of our named executive officers, participate in the ESBP and are eligible for distribution of benefits thereunder upon their retirement. Mr. Carson is the only named executive officer who is a participant in the Non-Qualified Deferred Compensation Plan and is thus eligible for distribution of benefits thereunder.

Director Compensation

Directors who are our employees are not separately compensated for their services as directors or as members of committees of the Board. Effective January 2011, directors who were not our employees or affiliates of Costa Brava Partnership III L.P., our largest stockholder and debt holder, received an annual retainer of $13,000, payable bi-weekly in $500 increments, $1,500 for each regularly-scheduled, in-person Board meeting attended, $750 for each telephonic Board meeting attended, $750 for each Audit Committee meeting attended and $500 for each Compensation Committee or Nominating and Corporate Governance Committee meeting attended. During calendar 2012, our directors could elect to have a portion of their cash compensation paid in shares of our Common Stock, issued and valued after our periodic report was filed for the fiscal period in which the compensation was earned. During Fiscal 2012 no directors made such election. The Board is currently reviewing compensation for directors and Committee members for fiscal year 2013. Any adjustments to director compensation will be approved by the Compensation Committee. Under our 2006 Plan and our 2011 Plan, the Compensation Committee may elect to make discretionary grants of non-qualified stock options or restricted stock to directors. All outstanding options held by directors have a term of ten years and an exercise price equal to the then-current market price of our Common Stock.

Compensation of directors in Fiscal 2012 is presented in the following table. The value of stock and option awards is the expense recorded by us pursuant to ASC 718. We do not include a provision for forfeiture related to future service and vesting in that expense. The actual compensation realized from Common Stock awards can be higher or lower than the compensation expense recognized for purposes of ASC 718. Mr. Scollins served as a director in Fiscal 2012 until December 4, 2012, when he resigned to become the Interim Chief Financial Officer, replacing Mr. Regalado.

Director Compensation for the Year Ended September 30, 2012

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Seth Hamot	—	—	—	—	—	—	—
John C. Carson	—	—	—	—	—	—	—
Bill Joll	—	—	—	—	—	—	—
Marc Dumont	22,000	—	—	—	—	—	22,000
Jack Johnson	22,000	—	—	—	—	—	22,000
Thomas M. Kelly	21,000	—	—	—	—	—	21,000
Edward J. Scollins (4)	—	—	—	—	—	—	—
Chester P. White	21,000	—	—	—	—	—	21,000
Robert L. Wilson	20,250	—	—	—	—	—	20,250

(4)	Mr. Scollins resigned from the Company’s Board on December 4, 2012 and now serves as the Company’s interim Chief Financial Officer and Treasurer.

Indemnification of Directors and Officers

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

The following table provides information concerning beneficial ownership of our Common Stock as of January 16, 2013, by:

•	each stockholder, or group of affiliated stockholders, that we know beneficially owns more than 5% of our outstanding Common Stock;

•	each of our Named Executive Officers;

•	each of our directors; and

•	all of our directors and executive officers as a group.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person. In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within sixty days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

The percentages shown in the tables below are based on 142,370,507 shares of Common Stock outstanding on January 16, 2013. Shares of Common Stock subject to options, warrants or other convertible securities which are exercisable within sixty days of January 16, 2013, are deemed to be beneficially owned by the person holding such options, warrants or other convertible securities for the purpose of computing the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage of any other person. Except as described in the preceding sentence, shares issuable upon exercise of outstanding options, warrants and other convertible securities are not deemed to be outstanding.

Unless otherwise indicated, the principal address of each of the stockholders below is c/o ISC8 Inc., 3001 Red Hill Avenue, Costa Mesa, California 92626.

Amount of Common Stock Beneficially Owned and Nature of Beneficial Ownership

Name	Sole Voting or Investment Power		Shared Voting or Investment Power		Aggregate Beneficial Ownership	Percent of Beneficial Ownership(1)
Seth W. Hamot	55,039,569	(2)	—		55,039,569	38.7%
Chester P. White	20,606,133	(3)	—		20,606,133	14.5
John C. Carson	7,893,309	(4)(5)(6)	12,819,682	(13)(14)(15)	20,712,991	14.5
Marc Dumont	778,843	(7)	—		778,843		*
Bill Joll	12,274,168	(8)	12,819,682	(13)(14)(15)	25,093,850	17.6
Jack Johnson	1,000,111	(9)	—		1,000,111		*
Thomas M. Kelly	812,831	(10)	—		812,831		*
Robert L. Wilson	62,500	(11)	—		62,500		*
All current directors and executive officers as a group (10 persons)	98,467,464	(12)	12,819,682	(13)(14)(15)	111,287,146	78.2%
5% Stockholders Not Listed Above:
Principal Trust Company, TTEE ISC8 Inc. 401(K) and Stock Bonus Plan	—		12,776,081	(14)	12,776,081	9.0%

*	Represents beneficial ownership of less than 1% of the outstanding shares of Common Stock.

(1)
Shares owned and percentages for Messrs. Carson and Joll and all current directors and executive officers as a group are partially duplicative, since the voting or investment power over shares of Common Stock held by our Employee Stock Bonus Plan and our Deferred Compensation Plan are held by the respective administrative committees of those Plans of which Messrs. Carson and Joll are members, and by extension the group of all current directors and executive officers which includes Messrs. Carson and Joll, and are thereby deemed to each hold the voting or investment power of the shares of Common Stock held by those Plans. (See footnotes 17, 18 and 19).

(2)
Mr. Hamot is the President and sole member of Roark, Rearden & Hamot, LLC, which is the General Partner of Costa Brava Partnership III LP. The securities reported are directly owned by Costa Brava Partnership III LP, but may be deemed to be indirectly beneficially owned by Roark, Rearden & Hamot, LLC and Mr. Hamot. Mr. Hamot has sole voting control and investment power of these shares of Common Stock. While Mr. Hamot and Roark, Rearden & Hamot, LLC have elected to report the indirect beneficial ownership of the entire number of securities owned by Costa Brava Partnership III LP, each of them disclaims beneficial ownership of any securities, and any proceeds thereof, that exceed its or his pecuniary interest therein and/or that are already distributed to it or him.

(3)
Mr. White is the Managing Member of Griffin Partners LLC, which is the General Partner of The Griffin Fund LP. The securities reported are directly owned by The Griffin Fund LP, but may be deemed to be indirectly beneficially owned by Griffin Partners LLC, and Mr. White. Mr. White has sole voting control and investment power of these shares of Common Stock. While Mr. White and Griffin Partners, LLC have elected to report the indirect beneficial ownership of the entire number of securities owned by The Griffin Fund LP, each of them disclaims beneficial ownership of any securities, and any proceeds thereof, that exceed its or his pecuniary interest therein and/or that are already distributed to it or him.

(4)	Includes 6,809,994 shares issuable upon exercise of Common Stock options exercisable within sixty days of January 16, 2013. Also includes amounts and percentages for the holdings of his wife, including amounts held as separate property.

(5)
Reflects shares of Common Stock held by our Employee Stock Bonus Plan; the named individual has limited ability to direct the liquidation of assets in his subaccount in contemplation of retirement, subject to restrictions imposed by the Administrative Committee (See footnote 14).

(6)
Reflects shares of Common Stock held by our Deferred Compensation Plan; the named individual has ownership interests in these shares upon retirement, for which he is presently eligible, but no ability to direct disposition or voting of the shares prior to retirement (See footnote 15).

(7)	Includes 682,400 shares issuable upon exercise of Common Stock options exercisable within sixty days of January 16, 2013.

(8)	Includes 11,791,665 shares issuable upon exercise of Common Stock options exercisable within sixty days of January 16, 2013.

(9)	Includes 685,000 shares issuable upon exercise of Common Stock options exercisable within sixty days of January 16, 2013.

(10)	Includes 676,900 shares issuable upon exercise of Common Stock options exercisable within sixty days of January 21, 2013.

(11)	Includes 62,500 shares issuable upon exercise of Common Stock options exercisable within sixty days of January 16, 2013.

(12)
Includes 20,708,459 shares issuable upon exercise of Common Stock options exercisable within sixty days of January 16, 2013, which represents the sum of all such shares issuable upon exercise of options held by all executive officers and directors as a group.

(13)
The named individual is a member of the Administrative Committee and the Deferred Plan Administrative Committee (see footnote 15), and has shared voting and investment power over the shares held by our Employee Stock Bonus Plan and Deferred Compensation Plan.

(14)
An Administrative Committee, currently comprised of Messrs. Carson and Joll, and Gwen Bernal, has the right to receive and the power to direct the receipt of dividends from or the proceeds from the sale of the securities held by the ISC8 Inc. 401(k) and Stock Bonus Plan Plan, the Employee Stock Bonus Plan, for the benefit of our employees. The Administrative Committee has voting and investment power over all securities held under such plan.

(15)
A Deferred Plan Administrative Committee, comprised of Messrs. Carson and Joll, and Gwen Bernal during Fiscal 2012, has the right to receive and the power to direct the receipt of dividends from or the proceeds from the sale of the securities held by Irvine Sensors Corporation Deferred Compensation Plan, for the benefit of our key employees who are participants in such plan. The Deferred Plan Administrative Committee has voting and investment power over all securities held under such plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Other than the transactions described below, since the beginning of Fiscal 2011, there has not been, nor has there been proposed, any transaction, arrangement or relationship or series of similar transactions, arrangements or relationships, including those involving indebtedness not in the ordinary course of business, (a) to which we or our subsidiaries were or are a party, or in which we or our subsidiaries were or are a participant, in which the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years; and (b) in which any of our directors, nominees for director, executive officers, beneficial owners of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest, other than as described above under the heading Executive Compensation. Each of the transactions described below was reviewed and approved or ratified by our Board of Directors, and were on terms no less favorable to us than could have been obtained from unaffiliated third parties. In addition, it is anticipated that any future such transactions will be on terms no less favorable to us than could be obtained from unaffiliated third parties and that such transactions will be reviewed and approved by our Board of Directors.

December 2010 Financing

On December 23, 2010, we entered into a Securities Purchase Agreement with Costa Brava and Griffin (the "December 2010 Financing"), pursuant to which we issued and sold to Costa Brava and Griffin 12% Subordinated Secured Convertible Notes due December 23, 2015 (the “Notes”) in the aggregate principal amount of $7,774,800 and an aggregate of 51,788,571 shares of our Common Stock for $3,625,199.90, or $0.07 per share, and agreed to issue and sell additional 12% Subordinated Secured Convertible Notes in subsequent transactions. As one of the conditions of entering into the December 2010 Financing, Seth W. Hamot, the President and sole member of Roark, Rearden & Hamot, LLC, which is the General Partner of Costa Brava, became a director and our Chairman of the Board. As an additional condition of entering into the December 2010 Financing, Chester P. White, the Managing Member of Griffin Partners LLC, which is the General Partner of Griffin, joined our Board.

We also entered into a Stockholders Agreement on December 23, 2010 with Costa Brava and Griffin in connection with the December 2010 Financing. Pursuant to the Stockholders Agreement, subject to existing rights held by other parties, Costa Brava and Griffin have the right to participate in certain future issuances of securities by us on a pro rata basis with their initial investment. Traditional bank financings and stock issued in connection with strategic partnerships and investments, qualified public offerings, employee or director equity incentive plans and other customary transactions are excluded from this right of participation. Pursuant to the Stockholders Agreement, Costa Brava and Griffin also have customary demand and piggyback registration rights, and customary information and inspection rights. In connection with the December 2010 Financing, we also agreed, among other things, to: (i) appoint to the Board three directors designated by Costa Brava and two directors designated by Griffin, and reimburse them for costs and expenses for attending Board meetings; (ii) enter into indemnification agreements with the directors designated by Costa Brava and Griffin; (iii) provide that the directors designated by Costa Brava shall be entitled to have representation on all committees of the Board and shall make up all the members of the Nominating and Corporate Governance Committee; (iv) obtain and maintain a key man life insurance policy in the amount of $2,000,000 for Mr. Carson; and (v) use commercially reasonable efforts to comply with listing standards in order to regain our listing on the NASDAQ Stock Market or other national securities exchange.

Change in Control

The December 2010 Financing resulted in a change in control of the Company. As a result of the December 2010 Financing, Costa Brava now beneficially owns 38.7% of our outstanding voting securities and Griffin now beneficially owns 14.5% of our voting securities.

Director Independence

Although our Common Stock is no longer listed on a national securities exchange, we have elected to retain the NASDAQ listing standards to determine director independence. Four of our eight directors are independent directors (as independence is defined under NASDAQ listing standards). They are Messrs. Dumont, Johnson, Kelly and Wilson.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Other Fees

Audit Fees:   Our independent registered public accounting firm for Fiscal 2012, Squar, Milner, Peterson, Miranda & Williamson, LLP (“SquarMilner”) billed us an aggregate of $297,000 for professional services rendered for the audit of our financial statements for Fiscal 2012 and for the review of the financial statements included in our Quarterly Reports on Form 10-Q for the quarterly periods of Fiscal 2012. Squar Milner billed us an aggregate of $165,500 for professional services rendered for the audit of our financial statements for Fiscal 2011, and for the review of the financial statements included in Quarterly Reports on Form 10-Q for the quarterly periods of Fiscal 2011.

Audit Related Fees:   Squar Milner billed us $76,800 and $22,500 for audit related fees in Fiscal 2012 and Fiscal 2011, respectively.

Tax Fees:   During Fiscal 2012 and Fiscal 2011, Squar Milner billed us an aggregate of $6,925 and $12,500 for professional services rendered in the preparation of our Fiscal 2012 and Fiscal 2011 tax returns, respectively.

All Other Fees:   We did not engage Squar Milner to provide any other services for either Fiscal 2012 or Fiscal 2011.  Except for the fees for services described under Audit Fees and Tax Fees above, we did not pay Squar Milner any other fees or engage Squar Milner for any other services during Fiscal 2012 and Fiscal 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISC8 INC.

By:	/s/ Bill Joll Bill Joll
Chief Executive Officer, President and Director
(Principal Executive Officer)
Dated: January 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Bill Joll	/s/ Edward J. Scollins
Bill Joll	Edward J. Scollins
Chief Executive Officer, President and Director	Interim Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)
Dated: January 28, 2013	Dated: January 28, 2013

/s/ Seth Hamot	/s/ John C. Carson
Seth Hamot, Chairman of The Board and Director	John C. Carson, Vice-Chairman of the
Dated: January 28, 2013	Board and Chief Strategist
Dated: January 28, 2013

/s/ Marc Dumont	/s/ Jack Johnson
Marc Dumont, Director	Jack Johnson, Director
Dated: January 28, 2013	Dated: January 28, 2013

/s/ Thomas M. Kelly	/s/ Chester P. White
Thomas M. Kelly, Director	Chester P. White, Director
Dated: January 28, 2013	Dated: January 28, 2013

/s/ Robert Wilson
Robert Wilson, Director
Dated: January 28, 2013

INDEX TO EXHIBITS

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

3.2	By-laws, as amended and currently in effect (11)

10.1*	Amended and Restated 2006 Omnibus Incentive Plan (12)

10.2*	Executive Salary Continuation Plan, as amended and restated December 26, 2007 (13)

10.3*	2010 Non-Qualified Stock Option Plan (14)

10.4*	Form of Stock Option Agreement for 2010 Non-Qualified Stock Option Plan (15)

10.5*	Employment Agreement dated December 23, 2010 between the Company and Bill Joll (16)

10.6*	Non-Incentive Stock Option Agreement between the Company and Bill Joll (17)

10.7*	Employment Agreement dated December 23, 2010 between the Company and John Carson (18)

10.8*	Form of Non-Incentive Stock Option Agreement between the Company and John Carson and John Stuart (19)

10.9*	Employment Agreement dated December 23, 2010 between the Company and John Stuart (20)

10.10*	2011 Omnibus Incentive Plan (21)

10.11*	Form of Non-Incentive Stock Option Agreement under the 2011 Omnibus Incentive Plan (22)

10.12*	Form of Incentive Stock Option Agreement under the 2011 Omnibus Incentive Plan (23)

10.13*	Form of Restricted Stock Agreement under the 2011 Omnibus Incentive Plan (24)

10.14*	Senior Management Performance Bonus Plan (25)

10.15*	Form of Stock Appreciation Rights Agreement (Stock Settled) under the Company’s 2006 Omnibus Incentive Plan (26)

10.16*	Form of Non-Incentive Stock Option Agreement under the Company’s 2006 Omnibus Incentive Plan (27)

10.17*	Form of Incentive Stock Option Agreement under the Company’s 2006 Omnibus Incentive Plan (28)

10.18*	Form of Restricted Stock Unit Agreement under the Company’s 2006 Omnibus Incentive Plan (29)

10.19*	Form of Restricted Stock Award Agreement under the Company’s 2006 Omnibus Incentive Plan (30)

10.20*	Form of Incentive Stock Option Agreement under the Company’s 2006 Omnibus Incentive Plan (31)

10.21*	Form of Non-Incentive Stock Option Agreement under the Company’s 2006 Omnibus Incentive Plan (32)

10.22*	Form of Stock Appreciation Rights Agreement (Stock Settled) under the Company’s 2006 Omnibus Incentive Plan (33)

10.23*	Irvine Sensors Corporation Deferred Compensation Plan, as amended and restated June 6, 2008, effective January 1, 2005 (34)

10.24	Form of Indemnification Agreement between the Registrant and its directors and officers (35)

10.25	Lease Agreement for premises at 3001 Red Hill Avenue, Bldg. 3, Costa Mesa, California, renewal effective October 1, 2008 (36)

10.26	Lease Agreement for premises at 3001 Red Hill Avenue, Bldg. 4, Costa Mesa, California, renewal effective October 1, 2008 (37)

10.27	Securities Purchase Agreement dated December 23, 2010 between the Company and Costa Brava and Griffin (38)

10.28	Form of 12% Subordinated Secured Convertible Note issued by the Company to Costa Brava and Griffin on December 23, 2010 (39)

10.29	Security Agreement dated December 23, 2010 between the Company and Costa Brava as representative of the Note holders (40)

10.30	Stockholders Agreement dated December 23, 2010 between the Company and Costa Brava and Griffin (41)

10.31	Voting Agreement dated December 23, 2010 among the Company, the ISC8 Inc. 401(K) Stock Bonus Plan , Costa Brava and Griffin (42)

10.32	Form of Indemnification Agreement for directors designated by Costa Brava and Griffin (43)

10.33	Form of Subscription Agreement for Bridge Notes (44)

10.34	Form of Bridge Note (45)

10.35	Form of Agent Common Stock Warrant for Bridge Note Financing (46)

10.36	Form of Joinder Agreement (47)

10.37	Form of 12% Senior Subordinated Secured Promissory Note issued by the Company to Costa Brava on March 16, 2011 and to Costa Brava and Griffin on March 31, 2011 (48)

10.38	Security Agreement dated March 16, 2011 between the Company and Costa Brava as representative of the Note holders (49)

10.39	Omnibus Amendment dated March 16, 2011 between the Company and Costa Brava and Griffin (50)

10.40	Form of 12% Subordinated Secured Convertible Notes due December 23, 2015 issued to Costa Brava and Griffin on March 31, 2011 (51)

10.41	Form of 12% Subordinated Secured Convertible Notes due December 23, 2015 issued on July 1, 2011 (52)

10.42	Security Agreement dated July 1, 2011 (53)

10.43	Second Omnibus Amendment dated July 1, 2011 (54)

10.44	Asset Purchase Agreement dated October 17, 2011 by and between the Company and Vectronix, Inc. (55)

10.45	Stockholder Voting and Support Agreement dated October 17, 2011 by and among Purchaser and certain of the Company’s stockholders (56)

10.46†	Patent License Agreement dated as of March 18, 2009 by and between the Company and Aprolase Development Co., LLC (57)

10.47*	Confidential Transition Agreement and Release dated October 25, 2011 by and between the Company and John J. Stuart, Jr. (58)

10.48*	Offer Letter of Employment dated August 15, 2011 by and between the Company and Dan Regalado, as amended on September 9, 2011 (59)

10.49	Loan and Security Agreement dated December 14, 2011 between the Company and Partners for Growth III, L.P. (60)

10.50	Form of Warrant dated December 14, 2011 issued to PFG and two of its related entities (61)

10.51	Foreclosure Sale Agreement dated October 4, 2012 between the Company and GF Acquisition Co. 2012, LLC (62)

10.52	Form of Forbearance, Limited Waiver and Consent under Loan and Security Agreement between the Company and Partners for Growth III, L.P. dated August 21, 2012 (63)

10.53*	401(k) and Stock Bonus Plan (64)

10.54*	Trust Agreement for the 401(k) and Stock Bonus Plan (65)

10.55x	Form of Senior Subordinated Secured Promissory Note due November 30, 2012 issued on September 28 and October 3, 2012.

10.56x	Extension of Forbearance Under Loan and Security Agreement between the Company and PFG dated September 28, 2012.

10.57x	Form of Warrant issued to PFG as of September 28, 2012 in connection with the Extension of Forbearance Under Loan and Security Agreement.

14.1	Code of Ethics (66)

21.1x	Subsidiaries of the Registrant

23.1x	Consent of Squar, Milner, Peterson, Miranda & Williamson, LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101x
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

x   Previously filed.

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