Form 10-Q
period 2012-12-30
ISC8 INC. /DE
filed 2013-02-13
CIK 357108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2012

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

As of February 11, 2013, there were 147,992,000 shares of common stock outstanding.

ISC8 INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL PERIOD ENDED DECEMBER 30, 2012

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

Safe Harbor Regarding Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 and other securities laws contain certain safe harbors regarding forward-looking statements. From time to time, information provided by us or statements made by our employees may contain “forward-looking” information which involves risks and uncertainties. Any statements in this Quarterly Report and accompanying materials that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning our projected revenues, expenses, gross profit and income, mix of revenue, demand for our products, the need for additional capital, our ability to obtain and successfully perform additional new contract awards and the related funding of such awards, our ability to repay our outstanding debt, market acceptance of our products and technologies, the competitive nature of our business and markets, the success and timing of new product introductions and commercialization of our technologies, product qualification requirements of our customers, the need to divest assets, our significant accounting policies and estimates, and the outcome of expense audits). These forward-looking statements are based on a number of assumptions made by us, and involve a number of risks and uncertainties, and accordingly, actual results could differ materially. Factors that may cause such differences include, but are not limited to, those discussed in this Quarterly Report and set forth in Part I, Item 1A of our Form 10-K for the year ended September 30, 2012, as updated in our Quarterly Report on Form 10-Q for the quarter ended January 1, 2012, available through the website of the Securities and Exchange Commission (“SEC”) at www.sec.gov or upon written request to our Investor Relations Department at 3001 Red Hill Avenue, Costa Mesa, California 92626. You should carefully consider these factors in connection with forward-looking statements concerning us.

Except as required by law, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

-i-

PART I
FINANCIAL INFORMATION

ITEM 1.                                  FINANCIAL STATEMENTS

ISC8 INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 30, 2012	September 30, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$427,000	$1,738,000
Accounts receivable, net	407,000	445,000
Due from Vectronix, Inc.	1,200,000	1,200,000
Unbilled revenues on uncompleted contracts	642,000	549,000
Prepaid expenses and other current assets	331,000	113,000
Total current assets	3,007,000	4,045,000
Property and equipment, net	859,000	952,000
Intangible assets, net	882,000	9,000
Deferred financing costs	852,000	963,000
Goodwill	393,000	-
Deposits	173,000	172,000
Total assets	$6,166,000	$6,141,000

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$952,000	$815,000
Accrued expenses	2,653,000	2,514,000
Advance billings on uncompleted contracts	278,000	297,000
Deferred revenue	197,000	-
Senior secured revolving credit facility loan, net of discounts	4,647,000	4,567,000
Senior subordinated secured convertible promissory notes, net of discount	5,312,000	1,119,000
Senior subordinated secured promissory notes	4,934,000	4,790,000
Other current liabilities	31,000	34,000
Total current liabilities	19,004,000	14,136,000
Subordinated secured convertible promissory notes, net of discounts	6,752,000	6,470,000
Derivative liability	15,625,000	19,925,000
Executive Salary Continuation Plan liability	974,000	975,000
Other liabilities	59,000	65,000
Total liabilities	42,414,000	41,571,000
Commitments and contingencies (Note 8)
Stockholders’ deficit:
Convertible preferred stock, $0.01 par value, 1,000,000 shares authorized, Series B – 900 shares issued and outstanding (1); liquidation preference of $926,000	-	-
Common stock, $0.01 par value, 800,000,000 shares authorized, 142,352,000 and 131,559,000 shares issued and outstanding as of December 30, 2012 and September 30, 2012, respectively(2)	1,424,000	1,316,000
Common stock held by Rabbi Trust	(1,021,000)	(1,021,000)
Deferred compensation liability	1,021,000	1,021,000
Paid-in capital	175,397,000	174,157,000
Accumulated other comprehensive income	(2,000)	-
Accumulated deficit	(213,391,000)	(211,227,000)
ISC8 stockholders’ deficit	(36,572,000)	(35,754,000
Non-controlling interest	324,000	324,000
Total stockholders’ deficit	(36,248,000)	(35,430,000)
Total liabilities and stockholders’ deficit	$6,166,000	$6,141,000

(1)	The number of preferred stock issued and outstanding are rounded to the nearest hundred (100).
(2)	The number of shares of common stock issued and outstanding are rounded to the nearest one thousand (1000).

See Accompanying Notes to Condensed Consolidated Financial Statements.

ISC8 INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended
	December 30, 2012	January 1, 2012
Total revenues	$875,000	$1,297,000

Cost and expenses
Cost of revenues	629,000	961,000
General and administrative expense	2,927,000	2,551,000
Research and development expense	2,444,000	1,831,000

Total costs and expenses	6,000,000	5,343,000

Loss from operations	(5,125,000)	(4,046,000)
Interest expense	(1,987,000)	(1,669,000)
Change in fair value of derivative liability	4,947,000	(2,310,000)
Other income	1,000	1,000

Loss from continuing operations before provision for income taxes	(2,164,000)	(8,024,000)
Provision for income taxes	-	(3,000)
Loss from continuing operations	(2,164,000)	(8,027,000)

Loss from discontinued operations	-	(223,000)

Net loss	$(2,164,000)	$(8,250,000)

Basic and diluted loss per share
Loss from continuing operations	$(0.02)	$(0.07)

Loss from discontinued operations	(0.00)	(0.00)

Net loss per share, basic and diluted	$(0.02)	$(0.07)

Weighted average number of common shares outstanding, basic and diluted	141,394,000	113,716,000

See Accompanying Notes to Condensed Consolidated Financial Statements.

ISC8 INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 Weeks Ended
	December 30, 2012	January 1, 2012
Cash flows from operating activities:
Net loss	$(2,164,000)		$(8,250,000)
Add: loss from discontinued operations	-		223,000
Loss from continuing operations	(2,164,000)		(8,027,000)

Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	184,000		174,000
Non-cash interest expense	1,674,000		1,465,000
Change in fair value of derivative liability	(4,947,000)		2,310,000
Non-cash stock-based compensation	235,000		836,000
Decrease in accounts receivable	38,000		158,000
(Increase) in unbilled revenues on uncompleted contracts	(93,000)		(160,000)
(Increase) in prepaid expenses and other assets	(70,000)		(181,000)
Increase (decrease) in accounts payable and accrued expenses	312,000		674,000
(Decrease) in Executive Salary Continuation Plan liability	(1,000)		(15,000)
Increase (decrease) in advance billings on uncompleted contracts	(19,000)		12,000
(Decrease) in deferred revenue	(42,000)		-
Total adjustments	(2,729,000)		5,273,000
Net cash used in operating activities	(4,893,000)		(2,754,000)
Cash flows from investing activities:
Property and equipment expenditures	(53,000)		(49,000)
Net cash paid related to acquisition of Bivio	(569,000)		-
Net cash used in investing activities	(622,000)		(49,000)
Cash flows from financing activities:
Proceeds from senior subordinated secured convertible promissory notes	4,210,000		-
Proceeds from revolving credit line	-		5,000,000
Debt issuance costs paid	-		(135,000)
Principal payments of notes payable and settlement agreements	(4,000)		(2,297,000)
Principal payments of capital leases	(4,000)		(2,000)
Net cash provided by financing activities	4,202,000		2,566,000
Cash flows from discontinued operations:
Operating cash flows	-		(158,000)
Investing cash flow	-		(263,000)
Net cash used in discontinued operations	-		(421,000)

Effect of foreign currency translation	2,000		-
Net decrease in cash and cash equivalents	(1,311,000)		(658,000)
Cash and cash equivalents at beginning of period	1,738,000		2,735,000
Cash and cash equivalents at end of period	$427,000		$2,077,000

Non-cash investing and financing activities:
Non-cash conversion of preferred stock to common stock	$-		$90,000
Conversion of Subordinated Secured Convertible Promissory Notes and accrued interest to common stock	$30,000	$
Common stock issued to pay accrued interest and board fees	$483,000		$-
Issuance of warrants to acquire Bivio Software assets	$85,000		$-
Senior subordinated secured promissory notes issued to settle accrued interest	$143,000		$-
Issuance of warrants in connection with the Forbearance agreements	$324,000		$-
Supplemental cash flow information:
Cash paid for interest	$152,000		$134,000
Cash paid for income taxes	$3,000		$3,000

See Accompanying Notes to Condensed Consolidated Financial Statements.

ISC8 INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — General

The information contained in the following Notes to Condensed Consolidated Financial Statements is condensed from that which appears in the audited consolidated financial statements for ISC8 Inc. (“ISC8”), and its subsidiaries (together with ISC8, the “Company”), and the accompanying unaudited condensed consolidated financial statements do not include certain financial presentations normally required under accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, the unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes contained in the Annual Report on Form 10-K of the Company for the fiscal year ended September 30, 2012 (“Fiscal 2012”), including the risk factors contained therein, as updated in our Quarterly Report on Form 10-Q for the quarter ended December 30, 2012. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

The consolidated financial information for the 13-week periods ended December 30, 2012 and January 1, 2012 included herein is unaudited but includes all normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at December 30, 2012, and the results of its operations and its cash flows for the 13-week period ended December 30, 2012 as compared to the same period ended January 1, 2012.

The Company sold its thermal imaging business, consisting of the Company’s business of researching, developing, designing, manufacturing, producing, marketing, selling and distributing thermal camera products, including clip-on thermal imagers, thermal handheld and mounted equipment devices, other infrared imaging devices and thermal cameras, and in all cases, related thermal imaging products (the “Thermal Imaging Business”), to Vectronix, Inc. (“Vectronix”) on January 31, 2012 (the “Thermal Imaging Asset Sale”) pursuant to an Asset Purchase Agreement dated October 17, 2011 between the Company and Vectronix (the “Thermal Imaging APA”). The operations of the Thermal Imaging Business are presented as discontinued operations. To provide comparability between the periods, the consolidated financial information for the 13-week period ended January 1, 2012 has been reclassified to reflect the Company’s results of continuing operations excluding the Thermal Imaging Business.

The condensed consolidated financial information as of September 30, 2012 included herein is derived from the Company’s audited consolidated financial statements as of, and for the year ended, September 30, 2012.

Description of Business

The Company is actively engaged in the design, development, manufacture and sale of security products, particularly cyber security solutions for government and commercial applications, utilizing technologies we  pioneered for three-dimensional (“3-D”) stacking of various products including semiconductors, anti-tamper systems, high-speed processor assemblies, and miniaturized vision systems and sensors. The Company also performs customer-funded contract research and development related to these products, mostly for U.S. Government customers or other prime contractors.

Acquisition of Bivio Software

On October 12, 2012, pursuant to the terms of the Foreclosure Sale Agreement between the Company and GF Acquisition Co. 2012, LLC (“GFAC”) dated October 4, 2012 (the “Foreclosure Sale Agreement”), the Company acquired substantially all of the assets of the NetFalcon and the Network Content Control System Business of Bivio Networks, Inc. and certain of its subsidiaries, an international provider of cyber security solutions and products (“Bivio” or “Bivio Software”).  The purchase price was $600,000 payable in cash to GFAC, and the issuance to GFAC of a warrant to purchase 1,000,000 shares of common stock of the Company at the lower of $0.12 or the price of a future equity financing (“Bivio Warrant”). In addition, the Company assumed certain liabilities, including accounts payable, contractual obligations, reclamation obligations and other liabilities related to Bivio Software.

Summary of Significant Accounting Policies

Revenues.  We primarily derive our revenues from three sources, (i) contracts to develop prototypes and provide research, development, design, testing and evaluation of complex detection and control defense systems, (ii) product sales, and (iii) cyber related software revenue.

Research and Development Contracts

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

Product Sales

Our revenues derived from product sales are primarily the result of shipments of our stacked chip products. Production orders for our products are generally priced in accordance with established price lists. We primarily ship stacked chip products to original equipment manufacturers (“OEMs”).

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

      Cyber Related Software Revenue

The Company generates revenue from the sale of licensing rights to its software products directly to end-users and through value-added resellers, or VARs. The Company also generates revenue from sales of hardware, installation, and post contract support (maintenance), performed for clients who license its products. A typical system contract contains multiple elements of the above items. Revenue earned on software arrangements involving multiple elements is allocated to each element based on the fair values of those elements. The fair value of an element is based on vendor-specific objective evidence (“VSOE”). The Company limits its assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management having the relevant authority to do so, for an element not yet sold separately. VSOE calculations are updated and reviewed quarterly or annually depending on the nature of the product or service. When evidence of fair value exists for the delivered and undelivered elements of a transaction, then discounts for individual elements are aggregated and the total discount is allocated to the individual elements in proportion to the elements' fair value relative to the total contract fair value. When evidence of fair value exists for the undelivered elements only, the residual method is used. Under the residual method, The Company defers revenue related to the undelivered elements based on VSOE of fair value of each of the undelivered elements and allocates the remainder of the contract price net of all discounts to revenue recognized from the delivered elements. If VSOE of fair value of any undelivered element does not exist, all revenue is deferred until VSOE of fair value of the undelivered element is established or the element has been delivered.

For arrangements that include both software and non-software elements, we allocate revenue to the software deliverables and non-software deliverables based on their relative selling prices. In such circumstances, the accounting principles establish a hierarchy to determine the selling price to be used for allocating revenue to deliverables as follows: (i) VSOE, (ii) third-party evidence of selling price ("TPE") and (iii) best estimate of the selling price ("ESP"). When we are unable to establish a selling price using VSOE, or TPE, we use ESP to allocate the arrangement fees to the deliverables.

Provided the fees are fixed or determinable and collection is considered probable, revenue from licensing rights and sales of hardware and third-party software is generally recognized upon physical or electronic shipment and transfer of title. In certain transactions where collection risk is high, the revenue is deferred until collection occurs or becomes probable. If the fee is not fixed or determinable, then the revenue recognized in each period (subject to application of other revenue recognition criteria) will be the lesser of the aggregate of amounts due and payable or the amount of the arrangement fee that would have been recognized on a straight line basis over the contractual period.

Consolidation. The consolidated financial statements include the accounts of ISC8 and its subsidiaries, ISC8 Europe Limited, Novalog, Inc. (“Novalog”), MicroSensors, Inc. (“MSI”), RedHawk Vision Systems, Inc. (“RedHawk”) and iNetWorks Corporation (“iNetWorks”). As of December 30, 2012, of the Company’s subsidiaries only ISC8 Europe Limited had material operations and assets and had separate employees and facilities. All significant intercompany transactions and balances were eliminated in the consolidation.

Fiscal Periods. The Company’s fiscal year ends on the Sunday nearest September 30. Fiscal 2012 ended on September 30, 2012 and consisted of 52 weeks. The fiscal year ending September 29, 2013 (“Fiscal 2013”) will consist of 52 weeks. The Company’s first quarter of Fiscal 2013 consisted of 13 weeks ended December 30, 2012.

Reportable Segments. The Company is presently managing its operations as a single business segment. The Company is continuing to evaluate the current and potential business derived from sales of its products and, in the future, may present its consolidated statement of operations in more than one segment if the Company segregates the management of various product lines in response to business and market conditions.

Goodwill and Other Intangible Assets.  The Company acquired goodwill as a result of its purchase of Bivio Software.  As a result, we will test goodwill for impairment annually at the end of the third fiscal quarter, referred to as the annual test date.  The Company will also test for impairment between annual test dates if an event occurs or circumstances arise that would indicate the carrying amount may be impaired.  Goodwill impairment testing is performed as a single reporting unit.

The first step of the impairment test involves comparing the fair values of the single reporting unit with its carrying value.  If the carrying amount of the single reporting unit exceeds its fair value, we perform the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the single reporting unit’s goodwill with the carrying value of that goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. As of December 30, 2012, we have not identified any events or circumstances that would require an interim goodwill impairment test.

Intangible assets with definite lives at December 30, 2012 consist principally of software technology, trade names, and customer relationship, which were acquired as a result of the business combination with Bivio Software.  These assets are amortized on a straight-line basis over their estimated useful lives.

Derivatives. A derivative is an instrument whose value is “derived” from an underlying instrument or index such as a future, forward, swap, option contract, or other financial instrument with similar characteristics, including certain derivative instruments embedded in other contracts (“Embedded Derivatives”) and for hedging activities. As a matter of policy, the Company does not invest in separable financial derivatives or engage in hedging transactions. However, the Company has entered into complex financing transactions that involve financial instruments containing certain features that have resulted in the instruments being deemed derivatives or containing Embedded Derivatives. The Company may engage in other similar complex debt transactions in the future, but not with the intention to enter into derivative instruments. Derivatives and Embedded Derivatives, if applicable, are measured at fair value using the Binomial Lattice pricing model and marked to market through earnings. However, such new and/or complex instruments may have immature or limited markets. As a result, the pricing models used for valuation of derivatives often incorporate significant estimates and assumptions, which may impact the level of precision in the financial statements. Furthermore, depending on the terms of a derivative or Embedded Derivative, the valuation of derivatives may be removed from the financial statements upon conversion of the underlying instrument into some other security or the terms of the underlying instrument becoming fixed.

Subsequent Events. Management evaluated events subsequent to December 30, 2012 through the date the accompanying consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events that may require adjustment of and/or disclosure in such financial statements, and other than described, have determined that there are no subsequent events that require disclosure.

Note 2 – Going Concern

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company generated significant net losses in previous fiscal years.  In Fiscal 2012, the Company had a net loss of $19.7 million.  As of December 30, 2012, the Company also had negative working capital and stockholders’ deficit of approximately $16.0 million and $36.2 million, respectively.

Management believes that the Company’s losses in recent years have been primarily the result of increased research and development expenditures related to the cyber technology, and efforts to productize those technologies and bring them to market.  These losses were augmented by insufficient revenue to support the Company’s skilled and diverse technical staff, which is considered necessary to support commercialization of the Company’s technologies.  Unsuccessful commercialization efforts in past fiscal years have contributed to the stockholders’ deficit as of December 30, 2012. As of December 30, 2012, we expended a large portion of the cash obtained from the Thermal Imaging Sale, the Revolving Credit Facility (defined below), and 2012 Notes (defined below) to fund our operations.

Management is focused on managing costs in line with estimated total revenues, including contingencies for cost reductions if projected revenues are not fully realized. However, there can be no assurance that anticipated revenues will be realized or that the Company will be able to successfully implement its plans.  Accordingly, the Company will need to raise additional funds to meet its continuing obligations in the near future and may incur additional future losses.  However, there can be no assurance that suitable financing will be available on acceptable terms, on a timely basis, or at all. Failure to do so and meet the obligations of our existing debt could result in default and acceleration of debt maturity, which could materially adversely effect our business and financial condition, and ultimately threaten our viability as a going concern.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Note 3 — Debt Instruments

At December 30, 2012, the Company had the following outstanding debt instruments:

	Principal balance at issuance date	Principal balance at December 30, 2012
Senior Secured Revolving Credit Facility	$5,000,000	$5,000,000
Senior Subordinated Secured Convertible Promissory Notes	5,410,000	5,410,000
Senior Subordinated Secured Promissory Notes	4,000,000	4,934,000
Subordinated Secured Convertible Promissory Notes	15,051,200	16,092,000

Senior Secured Revolving Credit Facility

In December 2011, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Partners for Growth III, L.P. (“PFG”) pursuant to which the Company obtained a two-year, $5,000,000 revolving credit facility from PFG (the “Revolving Credit Facility”). As additional consideration for entering into the Revolving Credit Facility, the Company issued to PFG and two PFG affiliated entities 7-year warrants to purchase, for $0.11 per share, an aggregate of 15,000,000 shares of the Company’s common stock (the “PFG Warrants”).

The maturity date for the Revolving Credit Facility is December 14, 2013 (the “Maturity Date”). Interest on the loan accrues at the rate of 12% per annum, payable monthly, with the remaining balance payable on the Maturity Date. Each of Costa Brava Partnership III L.P. (“Costa Brava”) and The Griffin Fund LP (“Griffin”), major stockholders and debt holders of the Company, individually and collectively, jointly and severally, have unconditionally guaranteed repayment to PFG of $2,000,000 of the Company’s monetary obligations under the Loan Agreement.

To secure the payment of the Company’s obligations under the Loan Agreement, the Company granted to PFG a first position, continuing security interest in substantially all of the Company’s assets, including substantially all of its intellectual property. In addition, Costa Brava, Griffin and certain other existing creditors of the Company have agreed that, while any obligations remain outstanding by the Company to PFG under the Loan Agreement, their security interests in and liens on the Company’s assets shall be subordinated and junior to those of PFG.

As of December 30, 2012, the Company was not in compliance with the financial covenants in the Loan Agreement and Revolving Credit Facility. On August 21, 2012, the Company and PFG entered into a Forbearance, Limited Waiver and Consent under Loan Agreement (the “Waiver”) by which, subject to certain terms and conditions, PFG waived that default and consented to other actions taken or to be taken by the Company, including the issuance of securities to finance the acquisition of Bivio. The Company agreed to pay to PFG a $30,000 fee and issue to PFG warrants to purchase 2,045,045 shares of common stock (the “Waiver Warrants”). The exercise price of the Waiver Warrants was equal to the effective price of the next equity financing completed by December 31, 2012 or $0.11 per share.

The Waiver, by its terms, expired on September 30, 2012.  As of September 28, 2012, in light of the Company’s continuing non-compliance with the financial covenants in the Loan Agreement, the Company and PFG entered into an Extension of Forbearance under Loan and Security Agreement (the “Forbearance Extension”).  In consideration of granting the Forbearance Extension, the Company issued to PFG a warrant to purchase 2,045,045 shares of common stock (the “Extension Waiver Warrants”).  The exercise price of the Extension Waiver Warrants was equal to the effective price of the next equity financing completed by December 31, 2012 or $0.11 per share. On October 31, 2012 the Company obtained a second forbearance extension (the “Second Forbearance”) from PFG which remained in effect until October 31, 2012 and subsequently extended to remain in effect until December 15, 2012. The Company and PFG entered into a third forbearance extension (the “Third Forbearance”) that extended PFG’s forbearance until January 31, 2013.  As compensation for the Second Forbearance and the Third Forbearance the Company issued to PFG Extension Waiver Warrants to purchase an additional 4,090,910 shares of common stock with the same terms as above.  Since the exercise price of the Second and Third Forbearance Warrants were not fixed, such instrument was considered to be a derivative.  As such, the Company recorded approximately $324,000 as a derivative liability and expensed the cost of these warrants as interest expense. The Company and PFG entered into a fourth forbearance extension (the “Fourth Forbearance”) that extended PFG’s forbearance until February 28, 2013.  As compensation for the Fourth Forbearance, the Company issued to PFG Extension Waiver Warrants to purchase an additional 2,045,455 shares of common stock.

The Company classified the outstanding amounts, net of discount, as current liabilities at December 30, 2012.

Senior Subordinated Secured Convertible Promissory Notes

During the 13 week period ended December 30, 2012 the Company issued an additional $4,210,000 of Senior Subordinated Secured Convertible Promissory Notes (the “2012 Notes”).   The 2012 Notes are convertible at $0.12 per share, or the price of shares sold by the Company to one or more investors and raising gross proceeds to the Company of at least $1.0 million.  Since the conversion price was not fixed, such instrument was considered to be a derivative.  As such, the Company recorded approximately $237,000 as a derivative liability and related debt discount.  The 2012 Notes are due March 31, 2013.  As of December 30, 2012, the Company has $5,410,000 of 2012 Notes outstanding.

Subsequent to December 30, 2012, the Company authorized the issuance of Senior Subordinated Convertible Promissory Notes (the “2013 Notes”) that are a part of a series of notes, along with the 2012 Notes, in the aggregate amount of $10 million.  As additional consideration for the purchase of the 2013 Notes, the Company shall issue shares of its common stock to each investor with a value equal to 25% of the principal amount of the 2013 Notes purchased by such investor.  The 2012 Notes previously issued were cancelled and exchanged by each investor for 2013 Notes.  The maturity date of the 2013 Notes is the earlier of 6 months after issuance, or the closing of a debt or equity financing resulting in gross proceeds to the Company in excess of $5 million (a “Qualified Financing”).  Further, within fifteen (15) business days after the closing of a Qualified Financing, each investor may convert the outstanding principal and interest under their 2013 Note into the securities issued in the Qualified Financing, on the same terms and conditions as the other investors in the Qualified Financing.  As of February 6, 2013 the Company has issued $7.4 million of the $10 million aggregate amount of these series of Notes.

Senior Subordinated Secured Promissory Notes

In March 2011, the Company issued and sold to two accredited investors, Costa Brava Partnership III L.P. (“Costa Brava”) and The Griffin Fund LP (“Griffin”) 12% Senior Subordinated Secured Promissory Notes due March 2013 (the “Senior Subordinated Notes”) in the aggregate principal amount of $4.0 million. In July 2011, the Senior Subordinated Notes were amended to permit the holders to demand repayment any time on or after July 16, 2012, in partial consideration for permitting the issuance of additional Subordinated Secured Convertible Promissory Notes as discussed below.  The owners of the Senior Subordinated Notes have not demanded payment through December 30, 2012.

The Senior Subordinated Notes bear interest at a rate of 12% per annum paid by adding the amount of such interest to the outstanding principal amount of the Senior Subordinated Notes as “paid-in-kind” (“PIK”) interest. As a result of the addition of such interest, the outstanding principal amount of the Senior Subordinated Notes at December 30, 2012 was $4.9 million.

The Senior Subordinated Notes are secured by substantially all of the assets of the Company pursuant to Security Agreements dated March 16, 2011 and March 31, 2011 between the Company and Costa Brava as representative of the Senior Subordinated Note holders, but the liens securing the Senior Subordinated Notes are subordinate to the liens securing the indebtedness of the Company to PFG under the Senior Secured Revolving Credit Facility.

Subordinated Secured Convertible Promissory Notes

In December 2010, the Company entered into a Securities Purchase Agreement with Costa Brava and Griffin, pursuant to which the Company issued and sold to Costa Brava and Griffin 12% Subordinated Secured Convertible Notes due December 23, 2015 (the “Subordinated Notes”), in the aggregate principal amount of $7.8 million and, in March 2011, the Company sold additional Subordinated Notes to Costa Brava and Griffin for an aggregate purchase price of $1.2 million. In July 2011, the Company sold Subordinated Notes to five accredited investors, including Costa Brava and Griffin, in the aggregate principal amount of $5.0 million. In addition, holders of existing notes with a principal balance of $1.1 million converted their Bridge Notes into Subordinated Notes during the year ended September 30, 2011.

The Subordinated Notes bear interest at a rate of 12% per annum, due and payable quarterly. For the first two years of the term of the Subordinated Notes, the Company has the option to pay all or a portion of the interest due on each interest payment date in shares of Common stock, with the price per share calculated based on the weighted average price of the Common stock over the last 20 trading days ending on the second trading day prior to the interest payment date. While the Revolving Credit Facility is outstanding, interest on the Subordinated Notes that is not paid in shares of Common stock must be paid by adding the amount of such interest to the outstanding principal amount of the Subordinated Notes as PIK interest. During the 13 week period ended December 30, 2012, the Company paid approximately $483,000 of interest costs in the form of 4,357,000 shares of common stock. The principal and accrued, but unpaid interest under the Subordinated Notes is convertible at the option of the holder into shares of the Common stock at an initial conversion price of $0.07 per share. The conversion price is subject to a full price adjustment feature for certain price dilutive issuances of securities by the Company, and proportional adjustment for events such as stock splits, dividends, combinations, etc. Beginning after the first two years of the term of the Subordinated Notes, the Company may force the conversion of the Subordinated Notes into Common stock if certain customary equity conditions have been satisfied and the volume weighted average price of the Common stock is $0.25 or greater for 30 consecutive trading days. As of December 30, 2012, the Company has not met the equity conditions to force the conversion of the Subordinated Notes.

The Subordinated Notes are secured by substantially all of the assets of the Company pursuant to a Security Agreement dated December 23, 2010 and July 1, 2011, as applicable, between the Company and Costa Brava as representative of the holders of Subordinated Note, but the liens securing the Subordinated Notes are subordinate in right of payment to Loans issued pursuant to the Senior Secured Revolving Credit Facility and the Senior Subordinated Notes.

As a result of the issuances of Subordinated Notes discussed above, the conversion of existing notes to Subordinated Notes and the application of PIK interest, the aggregate principal balance of the Subordinated Notes at December 30, 2012, exclusive of the effect of debt discounts, was $16.1 million. During the 13 week period ended December 30, 2012, approximately $30,000 principal of Subordinated Notes was converted into approximately 438,000 shares of common stock.  The balance of the Subordinated Notes, net of unamortized discounts comprised of derivative liability, at December 30, 2012 was $6.8 million. The debt discounts will be amortized over the term of the Subordinated Notes, unless such amortization is accelerated due to earlier conversion of the Subordinated Notes pursuant to their terms. The Company paid a total of $1.0 million in cash commissions to an investment banker for services related to issuance of the Subordinated Notes, $682,000 of which was recorded as a deferred financing cost and the balance recorded as an offset to equity.

Derivative Liability

Certain instruments, including debt and warrants, contain provisions that adjust the conversion or exercise price in the event of certain dilutive issuances of securities or exercise/conversion prices that are not fixed.  These provisions required that the Company book a derivative liability upon issuance and has re-measured the fair value of the derivative liability to be $15,625,000 as of December 30, 2012.

The following outlines the significant assumptions the Company used to estimate the fair value information presented, with respect to derivative liability utilizing the Binomial Lattice pricing model at the date of issuance and December 30, 2012:

Risk free interest rate	0.3565%
Expected volatility	87.9%
Expected dividends	None

Note 4 — Common Stock Warrants and Stock Based Compensation

Common Stock Warrants. As of December 30, 2012, warrants to purchase a total of 33,616,000 shares of the Company’s common stock were outstanding, with a weighted average exercise price of $0.20 per share and exercise prices ranging from $0.07 per share to $13.00 per share.

Stock Options.  At December 30, 2012, the Company had 51.1 million options outstanding with a weighted average exercise price of $0.25, and 37.2 million options exercisable with a weighted average exercise price of $0.30.  The unvested options outstanding and options exercisable had no aggregate intrinsic value. During the 13-week period ended December 30, 2012, there were no options granted or exercised.

Employee Stock Benefit Plan.    The Company has established an employee retirement plan, the ESBP. This plan provides for annual contributions to the Company’s Employee Stock Bonus Trust (“SBT”) to be determined by the Board of Directors and which will not exceed 15% of total payroll.  Relating to Fiscal 2012 the Company made a contribution of 6.0 million shares of common stock with an estimated market value of $600,000 to the SBT.

Note 5 — Net Loss per Share

The Company had a net loss for each of the 13 weeks ended December 30, 2012 and January 1, 2012, and accordingly, there was no difference between basic and diluted loss per share in each of these periods.

The following table sets forth the computation of basic and diluted loss per common share:

	13 Weeks Ended
	December 30, 2012	January 1, 2012
Net Loss Numerator:
Loss from continuing operations	$(2,164,000)	$(8,027,000)
Loss from operations of discontinued operations	-	(223,000)

Net loss	$(2,164,000)	$(8,250,000)

Net Loss Denominator:
Weighted average number of common shares outstanding, basic and diluted	141,394,000	113,716,000

Basic and diluted loss per share
Loss from continuing operations	$(0.02)	(0.07)
Loss from discontinued operations	-	(0.00)
Net loss per share, basic and diluted	$(0.02)	(0.07)
Basic and diluted loss per share	(0.02)	(0.07)

Options, warrants and convertible instruments outstanding totaling 315,446,000 and 317,778,000 at December 30, 2012 and January 1, 2012 respectively, are not included in the above computation because they were anti-dilutive.

Note 6 — Bivio Acquisition

The Bivio Transaction has been accounted for under the acquisition method of accounting.  Accordingly, the Company has estimated the purchase price allocation based on the fair values of the assets acquired.

The preparation of the valuation required the use of significant assumptions and estimates. Critical estimates included, but were not limited to, future expected cash flows, including projected revenues and expenses, and applicable discount rates. These estimates were based on assumptions that the Company believes to be reasonable. However, actual results may significantly differ from these estimates.

The following table presents the calculation of the purchase price:

Cash	$600,000
Fair value of warrants issued	85,000
Total purchase price	$685,000

The following outlines the significant assumptions the Company used to estimate the fair value of the warrants using the Binomial Lattice pricing model as of the acquisition date on October 12, 2012:

Risk free interest rate	1.69%
Expected volatility	92.20%
Expected dividends	None

Under the acquisition method of accounting, the total estimated purchase price is allocated the tangible and intangible assets and assumed liabilities based on their estimated fair values at October 12, 2012. Based on the Company’s valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, which are based on estimates and assumptions that are subject to change, the purchase price is allocated as follows:

Tangible Current Assets	$142,000
Tangible Non-Current Assets	48,000
Liabilities assumed	(798,000)
Amortizable intangible assets	900,000
Goodwill	393,000
Total fair value of net assets acquired	$685,000

The following table presents amortizable intangible assets acquired and their amortization periods:

	Estimated
	fair value	Amortization period
Customer relationships	$100,000	5.0 years
Trade name	300,000	10.0 years
Software	500,000	7.0 years
Total	$900,000

Note 7 — Concentration of Revenues and Sources of Supply

In the 13-week period ended December 30, 2012, direct contracts with the U.S. government accounted for 70% of the Company’s total revenues. The remaining 30% of the Company’s total revenues were derived from non-government sources.

As reclassified to reflect the Company’s results of continuing operations without the Thermal Imaging Business, which was sold to Vectronix, on January 31, 2012, in the 13-week period ended January 1, 2012, direct contracts with the U.S. government accounted for 99% of the Company’s total revenues. The remaining 1% of the Company’s total revenues during such periods were derived from non-government sources.

The Company primarily uses contract manufacturers to fabricate and assemble its stacked chip, microchip, information security and sensor products. At its current limited levels of sales, the Company typically uses a single contract manufacturer for a particular product line and, as a result, is vulnerable to disruptions in supply.

Note 8 — Commitments and Contingencies

The Company may from time to time become a party to various legal proceedings arising in the ordinary course of its business. The Company does not presently know of any such matters, the disposition of which would be likely to have a material effect on the Company’s consolidated financial position, results of operations or liquidity.

Note 9 — Fair Value Measurements

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

The hierarchy noted above requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. There were no transfers between Level 1, Level 2 and/or Level 3 during the 13 weeks ended December 30, 2012. Financial liabilities carried at fair value as of December 30, 2012 are classified below:

	Level 1	Level 2	Level 3	Total
Derivative liabilities	$-	-	15,625,000	15,625,000

Total	$-	-	15,625,000	15,625,000

The table below sets forth a summary of changes in the fair value of our Level 3 financial instruments for the 13 weeks ended December 30, 2012:

	September 30, 2012	Recorded New Derivative Liabilities	Change in estimated fair value recognized in results of operations	December 30, 2012
Derivative liabilities	$19,925,000	$646,000	$(4,947,000)	$15,625,000

Note 10 — Sale of Thermal Imaging Business

As a result of the Thermal Imaging Asset Sale, the Company’s Thermal Imaging Business is classified as a discontinued operation in the consolidated financial statements of the Company. The following summarized financial information relates to the Thermal Imaging Business:

13 Weeks Ended
January 1, 2012
Total revenues	$1,983,000

Cost and expenses
Cost of revenues	1,810,000
General and administrative expense	42,000
Research and development expense	354,000

Total costs and expenses	(2,206,000)

Loss from operations	(223,000)

Net loss from discontinued operations	$(223,000)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, the terms “ISC8 Inc.,” “ISC8,” “Irvine Sensors,” “Irvine Sensors Corporation,” “Company,” “we,” “us” and “our” refer to ISC8 Inc. (“ISC8”) and its subsidiaries.

Introduction

The following information should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto in Part I, Item 1 of this Quarterly Report on Form 10-Q (“Quarterly Report”), and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended September 30, 2012.

Overview

We are engaged in the design, development, manufacture and sale of a family of security products, consisting of cyber security solutions for government and commercial applications, secure memory products, some of which utilize technologies that we have pioneered for 3-D stacking of semiconductors, Systems in a Package (or SIP), and anti-tamper systems. In our government systems portfolio, we utilize technologies such as high-speed processor assemblies and miniaturized vision systems and sensors.  In addition, we offer custom stacked solutions for other customer specific systems in package applications. We also perform customer-funded contract research and development related to these products, mostly for U.S. government customers or other prime contractors.  We generally use contract manufacturers to produce our products or their subassemblies. Our current operations are located in California, Texas, and Italy with other employees and consultants in various other locations globally. Our operation in Italy was acquired in connection with our acquisition of certain software assets of Bivio in October 2012, described below.

As of December 30, 2012, we had approximately $31.4 million of debt, exclusive of debt discounts, and approximately $3.6 million of accounts payable and accrued expenses.

Acquisition of Bivio Software

On October 12, 2012, pursuant to the terms of the Foreclosure Sale Agreement between the Company and GF Acquisition Co. 2012, LLC (“GFAC”) dated October 4, 2012 (the “Foreclosure Sale Agreement”), the Company acquired substantially all of the assets of the NetFalcon and Network Content Control System Business (the "Bivio Software") of Bivio Networks, Inc. and certain of its subsidiaries (collectively, “Bivio”), an international provider of cyber security solutions and products. The purchase price of those assets (the “Acquisition”) was $600,000 payable in cash to GFAC, and the issuance to GFAC of a warrant to purchase capital stock of the Company. In addition, the Company assumed certain liabilities, including accounts payable, contractual obligations, reclamation obligations and other liabilities related to Bivio Software.

Critical Accounting Estimates

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). As such, management is required to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The significant accounting policies that are most critical to aid in fully understanding and evaluating reported financial results are the same as those disclosed in our Form 10-K for the fiscal year ended September 30, 2012 filed with the SEC on December 28, 2012.

Results of Continuing Operations

The following discussions relate to the Company’s results of continuing operations after reclassifying the operations of our Thermal Imaging Business as a discontinued operation due to its sale on January 31, 2012.

Total Revenues. Our total revenues are generally derived from sales of specialized chips, modules, stacked chip products and amounts realized or realizable from funded research and development contracts, largely from U.S. government agencies and other government contractors. Our total revenues decreased in the 13-week period ended December 30, 2012 as compared to the 13-week period ended January 1, 2012 and changed in composition as shown in the following table and discussed more fully below.

13-Week Comparisons	Total Revenues
13 weeks ended January 1, 2012	$1,297,000
Dollar decrease in current comparable 13 weeks	(422,000)

13 weeks ended December 30, 2012	$875,000
Percentage decrease in current 13 weeks	(33%)

The decrease in our total revenues in the 13-week period ended December 30, 2012 as compared to the 13-week period ended January 1, 2012 was primarily the result of a $676,000 decrease in funded research and development revenue. This decrease in total revenues was partially offset by a $254,000 increase in product sales related to our 3-D stacking business as well as our cyber business. We believe the decrease in revenues derived from funded research and development contracts in the 13-week period ended December 30, 2012 as compared to the 13-week period ended January 1, 2012 was substantially related to our current inability to obtain contracts under the Small Business Innovation Research (“SBIR”) program. Our inability to receive grants under the SBA could materially adversely affect our business, results of operations and financial condition. We are unable to ascertain what future effects the U.S. defense budget timing may have on our total revenues for the balance of the fiscal year ended September 30, 2013 (“Fiscal 2013”) and beyond. We are promoting sales of our other recently introduced products, which if achieved we believe could still become a material contributor to our total revenues in the final reporting period of Fiscal 2013. However we are not certain that such outcome will materialize during Fiscal 2013 or at all.

Cost of Revenues. Cost of revenues includes wages and related benefits of our personnel, as well as subcontractor, independent consultant and vendor expenses directly incurred in the manufacture of products sold or in the performance of funded research and development contracts, plus related overhead expenses and, in the case of funded research and development contracts, such other indirect expenses as are permitted to be charged pursuant to the relevant contracts. The comparison of cost of revenues for the 13-week period ended December 30, 2012 and January 1, 2012 is shown in the following table and discussed more fully below:

13-Week Comparisons	Cost of Revenues	Percentage of Total Revenues
13 weeks ended January 1, 2012	$961,000	74%
Dollar decrease in current comparable 13 weeks	(332,000)

13 weeks ended December 30, 2012	$629,000	72%
Percentage decrease in current 13 weeks	(35%)

The decrease in absolute dollar cost of revenues in the 13-week period ending December 30, 2012 compared to the 13-week period ended January 1, 2012 is largely the result of comparatively low contract material costs and other direct costs relative to funded research and development revenue.  Additionally, we experienced an increase in product sales, which have lower costs of revenue as compared to our funded research and development revenue.

General and Administrative Expense. General and administrative expense largely consists of wages and related benefits for our executive, financial, administrative and marketing staff, as well as professional fees, primarily legal and accounting fees and costs, plus various fixed costs such as rent, utilities and telephone. The comparison of general and administrative expense for the 13-week period ended December 30, 2012 and January 1, 2012 is shown in the following table and discussed more fully below:

13-Week Comparisons	General and Administrative Expense	Percentage of Total Revenue
13 weeks ended January 1, 2012	$2,551,000	197%
Dollar increase in current comparable 13 weeks	376,000

13 weeks ended December 30, 2012	$2,927,000	335%
Percentage increase in current 13 weeks	15%

The increase in absolute dollars of general and administrative expense in the 13-week period ended December 30, 2012 as compared to the 13-week period ended January 1, 2012 consisted of a combination of increased stock-based compensation expense, marketing and legal fees, severance expenses, as well as facilities expense related to cyber development in Texas. This was partially offset by a decrease in travel, bid and proposal fees, professional fees, and stockholder-related expenses.

Research and Development Expense. Research and development expense primarily consists of wages and related benefits for our research and development staff, independent contractor consulting fees and subcontractor and vendor expenses directly incurred in support of internally funded research and development projects, plus associated overhead expenses. Research and development expense for the 13-week period ended December 30, 2012 as compared to the 13-week period ended January 1, 2012 is shown in the following table and discussed more fully below:

13-Week Comparisons	Research and Development Expense	Percentage of Total Revenue
13 weeks ended January 1, 2012	$1,831,000	141%
Dollar increase in current comparable 13 weeks	613,000

13 weeks ended December 30, 2012	$2,444,000	279%
Percentage increase in current 13 weeks	33%

The changes in research and development expense in the 13-week period ended December 30, 2012 as compared to the 13-week period ended January 1, 2012, are largely related to the development expenses of our Texas-based cyber security office, which we opened and commenced staffing in April 2011. Many of those expenses relate to hiring of highly-skilled development and support staff, software licensing expenses, consulting fees and various operating leases of facilities and equipment to support product development. We also signed a joint development agreement with Cavium, Inc. to provide design and engineering services. We expect to continue to allocate significant resources to the development of our cyber security products in future periods, which may result in further increases in research and development expense as compared to prior fiscal periods. However, no assurances can be given that we will capitalize on our research and development initiatives.

Interest Expense. Our interest expense for the 13-week period ended December 30, 2012, compared to the 13-week period ended January 1, 2012, increased as shown in the following table and discussed more fully below:

13-Week Comparisons	Interest Expense
13 weeks ended January 1, 2012	$1,669,000
Dollar increase in current comparable 13 weeks	318,000

13 weeks ended December 30, 2012	$1,987,000
Percentage increase in current 13 weeks	19%

The increase in interest expense in the 13 weeks ended December 30, 2012 as compared to January 1, 2012 was attributable primarily to interest and amortization of debt discounts and financing related costs as a result of our capital structure and continued fund raising efforts.

Change in Fair Value of Derivative Liability. We recorded a substantial decrease in the change in fair value of derivative liability for the 13 week period ended December 30, 2012, as compared to the 13-week period ended January 1, 2012. This is shown in the following table and discussed more fully below:

13-Week Comparisons	Change in Fair Value of Derivative Liability
13 weeks ended January 1, 2012	$(2,310,000)
Dollar decrease in current comparable 13 weeks	(7,257,000)

13 weeks ended December 30, 2012	$4,947,000
Percentage decrease in current 13 weeks	(314%)

The Company revalued its derivatives as of December 30, 2012 and recorded a decrease in their fair value of approximately $4.9 million for the 13-week period, mainly as a result of quarterly valuations based on a decrease of our stock price from last quarter. Given the price volatility of our common stock, we anticipate that there could be additional substantial change in fair value of derivative liability expense that we will be required to record in future reporting periods, unless and until the Subordinated Notes are converted into, and/or the warrants are exercised for the purchase of common stock pursuant to their respective terms. Although no assurances can be given, in the event of such conversion or exercise, the derivative liability associated with these instruments would be eliminated.

Net Loss from Continuing Operations. Our net loss from continuing operations decreased in the 13-week period ended December 30, 2012, compared to the 13-week period ended January 1, 2012, as shown in the following table and discussed more fully below:

13-Week Comparisons	Net Loss from Continuing Operations
13 weeks ended January 1, 2012	$(8,027,000)
Dollar decrease in current comparable 13 weeks	(5,863,000)

13 weeks ended December 30, 2012	$(2,164,000)
Percentage decrease for current 13 weeks	(73%	)

The decrease in net loss from continuing operations in the 13-week period ended December 30, 2012 compared to the 13-week period ended January 1, 2012 was largely due to a change in fair value of derivative instruments, a non cash item, discussed above which mainly related to lower stock prices during the current period, offset in part by an increase total cost and expenses and interest expenses in the comparable periods.

Liquidity and Capital Resources

Our liquidity in terms of both cash and cash equivalents decreased in the first 13 weeks of Fiscal 2012, largely as a result of losses generated from continuing operations, partially offset by an increase in product sales. As a result, we continued to have a working capital deficit for the current period as shown in the following table and discussed more fully below:

	Cash and Cash Equivalents		Working Capital (Deficit)
September 30, 2012	$1,738,000		$(10,091,000)
Dollar decrease as of December 30, 2012	(1,311,000)		(5,906,000)

December 30, 2012	$427,000		$(15,997,000)
Percentage decrease as of December 30, 2012	(75%	)	(59%)

The $1.3 million use of cash during the 13-week period ended December 30, 2012 is a result of the following components: cash used in operating activities of $4.9 million, cash used in investing activities of $0.6 million, and cash provided by financing activities of $4.2 million.  Cash used in operating activities was a result of the $2.2 million net loss from continuing operations and $4.9 million change in fair value of derivative liability, partially offset by $1.7 million in non-cash interest expense, and other less significant factors related to various timing and cash deployment effects.  Cash used in investing activities was a result of $0.6 million related to acquisition related costs, and property and equipment expenditures.  Cash provided by financing activities was a result of $4.2 million in proceeds from the issuance of the 2012 Notes.  The proceeds from financing were the primary source of improvement in our working capital for the current period.

As of December 30, 2012 we have used a significant portion of the cash obtained from both from the Thermal Imaging Sale, the Revolving Credit Facility and 2012 Notes to fund our operations, and have been unable to maintain positive cash flow during the 13-week period due to insufficient revenues. To continue to fund anticipated operating expenses and satisfy indebtedness, we will have to seek additional financing, and no assurances can be given that such financing would be available on a timely basis, on terms that are acceptable, or at all. Failure to do so and meet the repayment or other obligations of our existing debt could result in default and acceleration of debt maturity, which could materially adversely affect our business, and financial condition, and threaten our viability as a going concern.

At December 30, 2012, our funded backlog was approximately $1.3 million. Although no assurances can be given, we anticipate that a substantial portion of our funded backlog at December 30, 2012 will result in revenue recognized in the next twelve months. In addition, our government research and development contracts and product purchase orders typically include unfunded backlog, which is funded when the previously funded amounts have been expended or product delivery schedules are released. As of December 30, 2012, our total backlog, including unfunded portions, was approximately $1.4 million.

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

Off-Balance Sheet Arrangements

Our conventional operating leases are either immaterial to our financial statements or do not contain the types of guarantees, retained interests or contingent obligations that would require their disclosures as an “off-balance sheet arrangement” pursuant to Regulation S-K Item 303(a)(4). As of December 30, 2012 and September 30, 2012, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commitments

Debt. At December 30, 2012, we had approximately $31.4 million of debt, exclusive of discounts, which consisted of (i) a Senior Secured Revolving Credit Facility, in the original principal amount of $5.0 million; (ii) Senior Subordinated Convertible Notes with an aggregate principal balance of approximately $5.4 million.; (iii) Senior Subordinated Notes with an aggregate principal balance of approximately $4.9 million, and (iv) Subordinated Secured Convertible Notes with an aggregate principal balance of approximately $16.1 million.  Each of these instruments are described more fully below.

Senior Secured Revolving Credit Facility

In December 2011, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Partners for Growth, L.P. (“PFG”) pursuant to which we obtained the two-year, $5.0 million line of credit (the “Revolving Credit Facility”). Upon execution of the Loan Agreement, we borrowed the entire $5.0 million available thereunder and used approximately $1.9 million of that Revolving Credit Facility to repay the Secured Promissory Note. We used the remaining proceeds of the Revolving Credit Facility, less expenses thereof, for general working capital purposes.

The maturity date for the Revolving Credit Facility is December 14, 2013 (the “Maturity Date”). Interest on the Revolving Credit Facility accrues at the rate of 12% per annum. Interest on the Revolving Credit Facility is payable monthly on the third business day of each month for interest accrued during the prior month, and the remaining balance is payable on the Maturity Date. Each of Costa Brava and Griffin, individually and collectively, jointly and severally, have unconditionally guaranteed repayment to PFG of $2.0 million of our monetary obligations under the Loan Agreement.

To secure the payment of all of our obligations under the Revolving Credit Facility when due, we granted to PFG a first position, continuing security interest in substantially all of our assets, including substantially all of our intellectual property, subject to the commitment by PFG to release any security interests in the assets of the Thermal Imaging Business that we sold. That sale was consummated on January 31, 2012, and PFG subsequently released the related security interests. In addition, Costa Brava, Griffin and certain other of our existing creditors have agreed that, while any obligations remain outstanding by us to PFG, their respective security interests in and liens on our assets shall be subordinated and junior to those of PFG.

Senior Subordinated Convertible Notes

Effective as of September 28, 2012, the Company issued and sold to The Griffin Fund LP Senior Subordinated Secured Convertible Promissory Notes due November 30, 2012 in the aggregate principal amount of $1.2 million (the “2012 Notes”). The 2012 Notes are convertible at $0.12 per share, or the price of shares sold by the Company to one or more investors and raising gross proceeds to the Company of at least $1.0 million.  During the 13 week period ended December 30, 2012 the Company issued $4,210,000 of 2012 Notes.

Payment in cash of an amount equal to all outstanding principal and accrued, but unpaid interest on the 2012 Notes was initially due November 30, 2012. The 2012 Notes were amended effective November 30, 2012 to change the maturity date of the 2012 Notes to March 31, 2013 (the “Maturity Date”).

            Subsequent to December 30, 2012, the Company authorized the issuance of Senior Subordinated Convertible Promissory Notes (the “2013 Notes”) that are a part of a series of notes, along with the 2012 Notes, in the aggregate amount of $10 million.  As additional consideration for the purchase of the 2013 Notes, the Company shall issue shares of its common stock to each investor with a value equal to 25% of the principal amount of the 2013 Notes purchased by such investor.  The 2012 Notes previously issued were cancelled and exchanged by each investor for 2013 Notes.  The maturity date of the 2013 Notes is the earlier of 6 months after issuance, or the closing of a debt or equity financing resulting in gross proceeds to the Company in excess of $5 million (a “Qualified Financing”).  Further, within fifteen (15) business days after the closing of a Qualified Financing, each investor may convert the outstanding principal and interest under their 2013 Note into the securities issued in the Qualified Financing, on the same terms and conditions as the other investors in the Qualified Financing.  As of February 6, 2013 the Company has issued $7.4 million of the $10 million aggregate amount of these series of Notes.

Senior Subordinated Notes

In March 2011, the Company issued and sold to two accredited investors, Costa Brava Partnership III L.P. (“Costa Brava”) and The Griffin Fund LP (“Griffin”) 12% Senior Subordinated Secured Promissory Notes due March 2013 (the “Senior Subordinated Notes”) in the aggregate principal amount of $4.0 million. In July 2011, the Senior Subordinated Notes were amended to permit the holders to demand repayment any time on or after July 16, 2012, in partial consideration for permitting the issuance of additional Subordinated Secured Convertible Promissory Notes as discussed below. Because of this demand, the Senior Subordinated Notes have been classified as current obligations in the Company’s Consolidated Balance Sheet as of December 30, 2012.

The Senior Subordinated Notes bear interest at a rate of 12% per annum paid by adding the amount of such interest to the outstanding principal amount of the Senior Subordinated Notes as “paid-in-kind” (“PIK”) interest. As a result of the addition of such interest, the outstanding principal amount of the Senior Subordinated Notes at December 30, 2012 was $4.9 million.

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

Subordinated Secured Convertible Notes

In December 2010, the Company entered into a Securities Purchase Agreement with Costa Brava and Griffin, pursuant to which the Company issued and sold to Costa Brava and Griffin 12% Subordinated Secured Convertible Notes due December 23, 2015 (the “Subordinated Notes”) in the aggregate principal amount of $7.8 million and sold in a subsequent closing in March 2011 additional Subordinated Notes to Costa Brava and Griffin for an aggregate purchase price of $1.2 million. In July 2011, the Company sold additional Subordinated Notes to five accredited investors, including Costa Brava and Griffin, in the aggregate principal amount of $5,000,000. In addition, holders of existing notes with a principal balance of $1.1 million converted their Bridge Notes into Subordinated Notes during Fiscal 2011.

The Subordinated Notes bear interest at a rate of 12% per annum, due and payable quarterly. For the first two years of the term of the Subordinated Notes, the Company has the option to pay all or a portion of the interest due on each interest payment date in shares of common stock, with the price per share calculated based on the weighted average price of the Common Stock over the last 20 trading days ending on the second trading day prior to the interest payment date. While the Revolving Credit Facility is outstanding, interest on the Subordinated Notes that is not paid in shares of Common Stock must be paid by adding the amount of such interest to the outstanding principal amount of the Subordinated Notes as PIK interest. The principal and accrued but unpaid interest under the Subordinated Notes is convertible at the option of the holder into shares of the Common Stock at an initial conversion price of $0.07 per share. The conversion price is subject to a full price adjustment feature for certain price dilutive issuances of securities by the Company and proportional adjustment for events such as stock splits, dividends, combinations and the like. Beginning after the first two years of the term of the Subordinated Notes, the Company may force the Subordinated Notes to be converted to Common Stock if certain customary equity conditions have been satisfied and the volume weighted average price of the common stock is $0.25 or greater for 30 consecutive trading days. During the 13 week period ended December 30, 2012, the Company paid approximately $483,000 of interest costs in the form of 4,357,000 shares of common stock.

As a result of the issuances of Subordinated Notes discussed above, the conversion of existing notes to Subordinated Notes, the conversion of Subordinated Notes to common stock, and the application of PIK interest, the aggregate principal balance of the Subordinated Notes at December 30, 2012, exclusive of the effect of debt discounts, was $16.1 million. The balance of the Subordinated Notes, net of unamortized discounts comprised of derivative liability, at December 30, 2012 was $6.8 million. The debt discounts will be amortized over the term of the Subordinated Notes, unless such amortization is accelerated due to earlier conversion of the Subordinated Notes pursuant to their terms. The Company paid a total of $1,000,000 in cash commissions to an investment banker for services related to issuance of the Subordinated Notes, $682,000 of which was recorded as a deferred financing cost and the balance recorded as an offset to equity.

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

Capital Lease Obligations. The outstanding principal balance on our capital lease obligations of $76,000 at December 30, 2012 relates primarily to computer equipment and software and is included as part of current and non-current liabilities within our consolidated balance sheet.

Operating Lease Obligations. We have various operating leases covering equipment and facilities located at our offices in California, Texas, Italy, and Dubai.

Deferred Compensation. We have a deferred compensation plan, the Executive Salary Continuation Plan (the “ESCP”), for select key employees. Benefits payable under the ESCP are established on the basis of years of service with the Company, age at retirement and base salary, subject to a maximum benefits limitation of $137,000 per year for any individual. The ESCP is an unfunded plan. The recorded liability for future expense under the ESCP is determined based on expected lifetimes of participants using Social Security mortality tables and discount rates comparable to those of rates of return on high quality investments providing yields in amount and timing equivalent to expected benefit payments. At the end of each fiscal year, we determine the assumed discount rate to be used to discount the ESCP liability. We considered various sources in making this determination for Fiscal 2012, including the Citigroup Pension Liability Index, which at September 30, 2012 was 3.94%. Based on this review, we used a 3.94% discount rate for determining the ESCP liability at September 30, 2012. Presently, two of our retired executives are receiving benefits aggregating $184,700 per annum under the ESCP. As of December 30, 2012, $1,159,000 has been accrued in the accompanying consolidated balance sheet for the ESCP, of which amount $185,000 is a current liability we expect to pay during Fiscal 2013.

Stock-Based Compensation

Aggregate stock-based compensation attributable to continuing operations for the 13-week periods ended December 30, 2012 and January 1, 2012 was $204,000 and $836,000, respectively, and was attributable to the following:

	13 Weeks Ended December 30, 2012	13 Weeks Ended January 1, 2012
Cost of revenues	$38,000	$63,000
General and administrative expense	166,000	773,000

	$204,000	$836,000

All transactions in which goods or services are the consideration received for equity instruments issued to non-employees are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of any such equity instrument is the earliest to occur of (i) the date on which the third-party performance is complete, (ii) the date on which it is probable that performance will occur, or (iii) if different, the date on which the compensation has been earned by the non-employee. In the year ended September 30, 2012, we issued to PFG warrants to purchase 15,000,000 shares of our common stock, valued at $250,000 pursuant to which the Company obtained the Revolving Credit Facility. We have recorded this expense as a debt discount, which is being amortized over the two-year term of the Revolving Credit Facility.

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

For the 13-week period ended December 30, 2012, stock-based compensation included compensation costs attributable to such periods for those options that were not fully vested upon adoption of ASC 718, Compensation — Stock Compensation, adjusted for estimated forfeitures. We have estimated forfeitures to be 7%, which reduced stock-based compensation cost by $15,000 in the 13-week period ended December 30, 2012. The Company did not grant options to purchase shares of common stock in the 13-week period ended December 30, 2012. The Company granted of options to purchase 1,187,500 shares of common stock in the 13-week period ended January 1, 2012.

At December 30, 2012, the total compensation costs related to non-vested option awards not yet recognized was $997,000. The weighted-average remaining vesting period of non-vested options at December 30, 2012 was 0.8 years.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4.                      CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and our Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the Chief Executive Officer and the Interim Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the SEC is (i) recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes to Internal Control over Financial Reporting. We have undertaken, and will continue to undertake, an effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002. This effort, under the direction of senior management, includes the documentation, testing and review of our internal controls. During the course of these activities, we identified potential improvements to our internal controls over financial reporting, including some that we implemented in the first and second quarter of Fiscal 2012, largely the modification or expansion of internal process documentation, and some that we are currently evaluating for possible future implementation. During Fiscal 2012, we also commenced, but had not yet completed by December 30, 2012, the implementation of various software packages designed to more fully integrate our internal controls to reduce the potential for manual errors derived from multiple data entries. We expect to continue documentation, testing and review of our internal controls on an on-going basis and may identify other control deficiencies, possibly including material weaknesses, and other potential improvements to our internal controls in the future. We completed our ISO-9001 re-certification in June 2012 following consummation of the Thermal Imaging Asset Sale. We cannot guarantee that we will remedy any potential material weaknesses that may be identified in the future, or that we will continue to be able to comply with Section 404 of the Sarbanes-Oxley Act.

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

ITEM 1A                     RISK FACTORS

As of December 30, 2012 we have used a significant portion of the cash obtained from the Thermal Imaging Sale and the Revolving Credit Facility to fund our operations, and have been unable to maintain positive cash flow during the 13-week period due to insufficient revenues. To continue to fund anticipated operating expenses and satisfy indebtedness, we will have to seek additional financing, and we cannot provide assurance that such financing would be available on a timely basis, or on terms that are acceptable or at all. Failure to do so and meet the repayment or other obligations of our existing debt could result in default and acceleration of debt maturity, which could materially adversely affect our business, and financial condition, and threaten our viability as a going concern.

Other than as set forth above, there have been no other material changes in our assessment of the risk factors affecting our business since those presented in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.                      OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS

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

3.2	By-laws, as amended and currently in effect (10)
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Interim Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32
Certifications of the Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS *	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003 as filed with the SEC on December 24, 2003 (File No. 001-08402).
(2)	Incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K as filed with the SEC on April 18, 2008.
(3)	Incorporated by reference to Exhibit 3.5 to the Registrant’s Current Report on Form 8-K as filed with the SEC on August 27, 2008.
(4)	Incorporated by reference to Exhibit 3.6 to the Registrant’s Current Report on Form 8-K as filed with the SEC on August 27, 2008.
(5)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on March 24, 2009.
(6)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on October 1, 2009.
(7)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on May 4, 2010.
(8)	Incorporated by reference to Exhibit No. 3.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on March 15, 2011.
(9)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on January 25, 2012.
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

ISC8 INC.

(Registrant)

Date: February 13, 2013	By:	/s/ Edward J. Scollins
Edward J. Scollins
Interim Chief Financial Officer
(Principal Financial and Chief Accounting Officer)